Form 10-Q/A
period 1995-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1995-06-27
CIK 67625

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549


(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 1995

                                OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES AND EXCHANGE ACT OF 1934

 For the transition period from ____________ to____________

For the Quarter ended                      Commission File
   March 31, 1995                            No. 2-29442

         MONMOUTH REAL ESTATE INVESTMENT CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

       Delaware                          22-1897375
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)         Identification No.)

   125 Wyckoff Road, Eatontown, New Jersey         07724
  (Address of Principal Executive Office)      (Zip Code)

Registrant's telephone number, including area code:
(908)542-4927

__________________________________________________________
(Former name, former address and former fiscal year if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15 (d) of
the Securities and Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.     Yes X   No___

Indicate by check mark whether the financial statements
required by instruction H have been reviewed by an
independent public accountant.     Yes ___ No X

Indicate the number of shares or other units outstanding of
each of the issuer's classes of securities.   3,221,975








           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                       BALANCE SHEETS
        AS OF MARCH 31, 1995 AND SEPTEMBER 30, 1994

                                      3/31/95      9/30/94
                          ASSETS
Real Estate Investments:
  Land                             $ 4,545,324   $ 4,281,324
  Buildings, Improvements and
    Equipment, Net of Accumulated
    Depreciation of $3,236,950
    and $2,873,357, respectively    24,361,354    21,331,075
  Mortgage Loans Receivable            334,746       348,729
                                   ___________   ___________
  Total Real Estate Investments     29,241,424    25,961,128

Cash and Cash Equivalents              149,904     1,454,240
Equity Securities Available for Sale
  at Fair Value(Cost $214,298)         242,325       214,298
Interest and Other Receivable          507,171       438,360
Prepaid Expenses                       154,291       114,606
Lease Costs - Net of Accumulated
  Amortization                         103,105        90,634
  Other Assets                         355,776       960,862
                                   ___________   ___________
    TOTAL ASSETS                   $30,753,996   $29,234,128
                                   ===========   ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage Notes Payable           $16,443,191   $15,458,310
  Deferred Gain - Installment Sale     237,404       247,004
  Other Liabilities                    320,377       371,475
                                   ___________    __________
    Total Liabilities               17,000,972    16,076,789
                                   ___________    __________
Shareholders' Equity
  Common Stock-Class A-$.01 Par Value,
    4,000,000 Shares Authorized,
    3,221,975 and 3,066,002 Shares
    Issued and Outstanding,
    respectively                        32,220        30,660
  Common Stock-Class B-$.01 Par Value,
    100,000 Shares Authorized, No shares
    Issued or Outstanding                  -0-           -0-
  Additional Paid-in Capital        13,573,011    12,796,784
  Unrealized Investment Gain            28,027           -0-
  Undistributed Income                 119,766       329,895
                                   ___________   ___________
    Total Shareholders' Equity      13,753,024    13,157,339
                                   ___________   ___________
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY         $30,753,996   $29,234,128
                                    ==========   ===========
                          Unaudited
        See Accompanying Notes to Financial Statements




               MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                           INCOME STATEMENT
           FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994


                             3 Months    6 Months  3 Months   6 Months
                               Ended       Ended     Ended      Ended
                              3/31/95     3/31/95   3/31/94    3/31/94
INCOME:
Rental Income/Tenant
  Reimbursements           $1,030,233  $2,107,433  $882,424  $1,705,984
Interest and Other Income      14,764      36,194    62,914     148,958
                           __________  __________  ________  __________
  TOTAL INCOME              1,044,997   2,143,627   945,338   1,854,942
                           __________  __________  ________  __________

EXPENSES:

Interest Expense              350,475     700,913   263,080     508,175
Real Estate Taxes              28,609      86,882    39,973      85,058
Operating Expenses             85,191     165,881   132,183     235,571
General and Administrative
  Expenses                    144,107     263,677   128,065     229,774
Depreciation                  187,715     363,593   156,519     300,840
                           __________  __________  ________  __________
  TOTAL EXPENSES              796,097   1,580,946   719,820   1,359,418
                           __________  __________  ________  __________
  INCOME BEFORE GAINS         248,900     562,681   225,518     495,524

Gain on Sales of Assets         4,800       9,600     3,900       7,800
                           __________  __________  ________  __________
  NET INCOME               $  253,700  $  572,281  $229,418  $  503,324
                           ==========  ==========  ========  ==========

PER SHARE INFORMATION:

Weighted Average Shares
  Outstanding               3,171,435   3,130,363 2,853,316   2,792,295
                           ==========  ========== =========  ==========
Net Income Per Share       $     0.08  $     0.18 $     .08  $      .18
                           ==========  ========== =========  ==========

                                   Unaudited
                        See Notes to Financial Statements




          MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                     STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994

                                          1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                         $  572,281  $  503,324
  Noncash Items Included in Net Income:
    Depreciation                        363,593     300,840
    Amortization                         60,741      54,066
    Gain on Sale of Investments          (9,600)     (7,800)
  Changes In:
    Interest and Other Receivables      (68,811)   (172,263)
    Prepaid Expenses                    (39,685)     10,067
    Other Assets                        531,874      62,669
    Other Liabilities                   (51,098)     65,899
                                     __________  __________
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                          1,359,295     816,802
                                     __________  __________

CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on Installment Sales       13,983      12,639
  Collections on Loans                      -0-   3,571,321
  Additions to Land, Buildings,
  Improvements and Equipment         (3,657,872)(10,104,392)
                                     __________  __________
NET CASH USED BY INVESTING
  ACTIVITIES                         (3,643,889) (6,520,432)
                                     __________  __________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Mortgages             2,500,000  13,135,014
  Principal Payments of Mortgages    (1,515,119) (8,635,584)
  Proceeds from Issuance of Class A
    Common Stock                        777,787   1,386,413
  Dividends Paid                       (782,410)   (693,268)
                                    ___________  __________
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                            980,258   5,192,575
                                    ___________  __________
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                   (1,304,336)   (511,055)
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                 1,454,240   1,066,006
                                    ___________  __________
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                     $   149,904 $   554,951
                                    ===========  ==========



                       Unaudited
    See Accompanying Notes to Financial Statements



         MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                 NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICY

The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 1994 have been omitted.

NOTE 2 - ACQUISITIONS

On October 13, 1994, the Company purchased a 102,135 square foot warehouse facility in O'Fallon, Missouri from Commercial Realty Investors of O'Fallon, L.P., an unrelated entity. This warehouse facility is 100% net leased to PPG Industries, Ltd.(PPG). The purchase price was $3,525,000. The Company obtained a $2,500,000 mortgage on this property with Midwestern United Life Insurance Company (Midwestern), and paid $1,000,000 in cash which was derived from its line of credit with NatWest NJ Bank.

NOTE 3 - INVESTMENTS

During fiscal 1995, the Company adopted Statement of Financial Accounting Standard No. 115. Under this statement the Company has classified its investments as "Available-for-sale" which is reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity.

NOTE 4 - MORTGAGES PAYABLE

On October 13, 1994, the Company obtained a $2,500,000 mortgage with Midwestern for the acquisition of the O'Fallon, Missouri warehouse facility. This mortgage payable is at an interest rate of 8.5% (subject to an adjustment after five years, at Midwestern's option) and is due on December 1, 2007. Midwestern has the right to accelerate the maturity to December 1, 2005.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 15, 1995, the Company paid $396,686 as a dividend of $.125 per share to shareholders of record. The total dividends paid for the six months ended March 31, 1995 amounted to $782,410.

For the six months ended March 31, 1995, the Company received $777,787 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP). There were 155,973 new shares issued resulting in 3,221,975 shares outstanding.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended March 31, 1995 and 1994 for interest and taxes are as follows:

                                3/31/95         3/31/94

   Interest                   $ 700,913      $ 508,175
   Taxes                         22,002         21,101




           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

             MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided from operations of $1,348,364 for the current six months as compared to $816,802 for the prior period. The Company raised $777,787 from the issuance of shares of common stock through a Dividend Reinvestment and Stock Purchase Plan (DRIP). Current cash dividends paid amounted to $782,410.

     Cash decreased by $1,315,267 primarily as a result of the recent acquisition of the industrial warehouse facility in O'Fallon, Missouri.

     Land, Buildings, Improvements and Equipment increased by $3,657,872 as a result of the acquisition of the warehouse facility in O'Fallon, Missouri.

     Other Assets, which included Deposits of $594,693 at September 30, 1994, decreased by $520,943 primarily due to the completion of the acquisition of the warehouse facility in O'Fallon, Missouri.

     Mortgage  notes payable increased by a net of $984,881
during the six month  period ended March 31,  1995.   This
increase resulted from $2,500,000 of additional mortgage borrowings for the above mentioned acquisition offset by repayments of $1,515,119.


            MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Rental income and tenant reimbursements increased for the quarter ended March 31, 1995 to $1,030,233 as compared to $882,424 for the quarter ended March 31, 1994. Rental income and tenant reimbursements increased for the six months ended March 31, 1995 to $2,107,433 as compared to
$1,705,984 for the six months ended March 31, 1994.   This
is due primarily to acquisitions made during fiscal 1994 and 1995.

     Interest and other income decreased by $48,150 and $112,764 for the three and six months respectively ended March 31, 1995 as compared to the three and six months ended March 31, 1994. This is primarily as a result of principal
repayments on mortgage loans receivable.   The Company  has
replaced mortgage investments with equity investments in net leased industrial properties.

     Interest expense increased by $87,395 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. Interest expense increased by $192,738 from $508,175 for the six months ended March 31, 1994 to $700,913 for the six months ended March 31, 1995. These increases are primarily the result of new borrowings for acquisitions.

     Operating expenses decreased by $80,690 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. Operating expenses decreased from $235,571 for the six months ended March 31, 1994 to $165,881 for the six months ended March 31, 1995. This is primarily as a result of a reduction in professional fees.

     Depreciation expense increased by $31,196 and $62,753 for the three and six months respectively ended March 31, 1995 as compared to the three and six months ended March
31, 1994 due to new real estate acquisitions.

     General and administrative expenses increased by $16,042 and $33,903 for the three and six months respectively ended March 31, 1995 as compared to the three and six months ended March 31, 1994 due primarily to amortization of loan costs associated with the line of credit.

            LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased during the six months ended March 31 1995 to $1,348,364, as compared to $816,802 generated during the six months ended March 31, 1994. The Company has been raising capital through the DRIP and investing in net leased industrial properties.

     The Company owns thirteen properties of which nine carried mortgage loans totaling $16,443,191 at March 31, 1995. The Company believes that funds generated from operations, the Dividend Reinvestment and Stock Purchase
Plan, together with the ability to finance and refinance its properties and net receivables will provide sufficient funds to adequately meet its obligations over the next several years.



         MONMOUTH REAL ESTATE INVESTMENT CORPORATION

              PART II:  OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS - None

ITEM 2  CHANGES IN SECURITIES - None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDER-None

ITEM 5: OTHER INFORMATION - None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)   EXHIBITS - None

        (b)   REPORTS ON FORM 8-K - None



                        SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date:  May 12, 1995      By: EUGENE W. LANDY, President
                             (Signature)


Date:  May 12, 1995      By: ANNA T. Chew, Controller
                             (Signature)