Form 10-Q
period 1995-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1995-08-10
CIK 67625

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


            (Mark One)

            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1995

                                         OR

            (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from ____________ to ______________

            For the Quarter ended                 Commission File
                June 30, 1995                       No. 2-29442

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

          Registrant's telephone number, including area code:(908)542-4927

             ______________________________________________________
              (Former name, former address and former fiscal year,
                        if changed since last report.)

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
            filing requirements for the past 90 days.  Yes X   No___

            Indicate by check mark whether the financial statements required by instruction H have been reviewed by an independent public
            accountant.     Yes ___    No X

            Indicate the number of shares or other units outstanding of each
            of the issuer's classes of securities.   3,304,388

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                       FOR THE QUARTER ENDED JUNE 30, 1995

                                 C O N T E N T S

                                                              Page No.

            Part I -   Financial Information

            Item 1 -   Financial Statements (Unaudited):

                       Balance Sheets                             3

                       Statements of Income                       4

                       Statements of Cash Flows                   5

                       Notes to Financial Statements             6-7

            Item 2 -   Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                8-9

            Part II-   Other Information                          10


            Signatures                                            11












                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                                 BALANCE SHEETS
                   AS OF JUNE 30, 1995 AND SEPTEMBER 30, 1994

                                              6/30/95          9/30/94
            ASSETS
     Real Estate Investments:
          Land                               $ 4,545,324      $ 4,281,324
          Buildings, Improvements and
             Equipment, Net of Accumulated
             Depreciation of $3,440,665
             and $2,873,357, respectively     24,164,156       21,331,075
          Mortgage Loans Receivable              302,078          348,729
                                              __________       __________
             Total Real Estate Investments    29,011,558       25,961,128

     Cash and Cash Equivalents                   113,480        1,454,240
     Equity Securities Available for Sale at
          Fair Value(Cost $214,298)              255,150          214,298
     Interest and Other Receivables              528,875          438,360
     Prepaid Expenses                            124,913          114,606
     Lease Costs - Net of Accumulated
          Amortization                            81,636           90,634
     Other Assets                                334,674          960,862
                                              __________       __________
     TOTAL ASSETS                            $30,450,286      $29,234,128
                                              ==========       ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Mortgage Notes Payable             $15,790,063      $15,458,310
          Deferred Gain - Installment Sale       232,604          247,004
          Other Liabilities                      429,292          371,475
                                              __________       __________
    Total Liabilities                         16,451,959       16,076,789
                                              __________       __________
     Shareholders' Equity:
          Common Stock-Class A-$.01 Par Value,
             8,000,000 Shares Authorized, 3,304,388
             and 3,066,002 Shares Issued
             and Outstanding, respectively        33,044           30,660
          Common Stock-Class B-$.01 Par Value,
             100,000 Shares Authorized, No shares
             Issued or Outstanding                   -0-              -0-
          Additional Paid-in Capital          14,012,055       12,796,784
          Unrealized Investment Gain              40,852              -0-
          Undistributed Income                   (87,624)         329,895
                                              __________       __________
    Total Shareholders' Equity                13,998,327       13,157,339
                                              __________       __________
    TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY               $30,450,286      $29,234,128
                                              ==========       ==========

                                   Unaudited
                   See Accompanying Notes to Financial Statements

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                               INCOME STATEMENTS
          FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994

                           3 Months    9 Months    3 Months    9 Months
                             Ended       Ended       Ended       Ended
                            6/30/95     6/30/95     6/30/94     6/30/94
     INCOME:

Rental Income/Tenant
  Reimbursements          $1,021,527  $3,128,960   $ 987,997  $2,693,981
Interest and Other Income     18,410      54,604      24,634     173,592
                           _________   _________   _________   _________
  TOTAL INCOME             1,039,937   3,183,564   1,012,631   2,867,573
                           _________   _________   _________   _________
    EXPENSES:

Interest Expense             342,398   1,043,311     304,416     812,591
Real Estate Taxes             54,831     141,713      41,715     126,773
Operating Expenses            94,311     260,192     138,714     374,285
General and Administrative
  Expenses                   151,518     415,195     120,672     350,446
Depreciation                 203,715     567,308     172,644     473,484
                           _________   _________   _________   _________

  TOTAL EXPENSES             846,773   2,427,719     778,161   2,137,579
                           _________   _________   _________   _________

INCOME BEFORE GAINS          193,164     755,845     234,470     729,994
                           _________   _________   _________   _________
Gain on Sales of Assets        4,800      14,400       3,900      11,700
                           _________   _________   _________   _________

  NET INCOME              $  197,964  $  770,245  $  238,370  $  741,694
                           =========   =========   =========   =========
PER SHARE INFORMATION

Weighted Average Shares
  Outstanding              3,252,010   3,169,860   2,928,581   2,835,269
                           =========   =========   =========   =========

Net Income Per Share      $      .06  $      .24  $      .08  $      .26
                           =========   =========   =========   =========





                                   Unaudited
                      See Notes to Financial Statements

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                             STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                   1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                  $   770,245    $   741,694
  Noncash Items Included in Net Income:
    Depreciation                                  567,308        473,484
    Amortization                                  107,445        108,359
    Gain on Sale of Investments                   (14,400)       (11,700)
  Changes In:
    Interest and Other Receivables                (90,515)       (30,113)
    Prepaid Expenses                              (10,307)        40,263
    Other Assets                                  527,741        (11,835)
    Other Liabilities                              57,817         65,619
                                               __________     __________
NET CASH PROVIDED BY OPERATING ACTIVITIES       1,915,334      1,375,771
                                               __________     __________
CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on Installment Sales                 46,651         19,199
  Collections on Loans                                -0-      3,571,321
  Additions to Land, Buildings,
    Improvements and Equipment                 (3,664,389)   (10,129,034)
                                               __________     __________
NET CASH USED BY INVESTING ACTIVITIES          (3,617,738)    (6,538,514)
                                               __________     __________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Mortgages                       2,500,000     13,135,014
  Principal Payments of Mortgages              (2,168,247)    (9,660,265)
  Proceeds from Issuance of Class A
    Common Stock                                1,217,655      1,918,929
  Dividends Paid                               (1,187,764)    (1,056,730)
                                               __________     __________
NET CASH PROVIDED BY FINANCING ACTIVITIES         361,644      4,336,948
                                               __________     __________
Net Decrease in Cash and Cash Equivalents      (1,340,760)      (825,795)
Cash and Cash Equivalents at
  Beginning of Period                           1,454,240      1,066,006
                                               __________     __________
Cash and Cash Equivalents at
  End of Period                               $   113,480    $   240,211
                                               ==========     ==========


                              Unaudited
            See Accompanying Notes to Financial Statements

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICY

The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995 and for all periods presented. All adjustments made in the interim period
were of a normal recurring nature.  Certain footnote disclosures   which
would  substantially  duplicate the   disclosures contained  in  the  audited
financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 1994 have been omitted.

NOTE 2 - ACQUISITIONS

On October 13, 1994, the Company purchased a 102,135 square foot warehouse facility in O'Fallon, Missouri from Commercial Realty Investors of
O'Fallon,  L.P.,  an unrelated entity.   This warehouse facility is 100% net
leased to PPG Industries, Ltd. (PPG). The purchase price was $3,525,000. The Company obtained a $2,500,000 mortgage on this property with Midwestern United Life Insurance Company (Midwestern), and paid $1,000,000 in cash which was derived from its line of credit with NatWest NJ Bank.

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

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 15, 1995, the Company paid $405,354 as a dividend of $.125 per share to shareholders of record May 15, 1995. The total dividends paid for the nine months ended June 30, 1995 amounted to $1,187,764.

For the nine months ended June 30, 1995, the Company received $1,217,655 from the Dividend Reinvestment and Stock Purchase Plan
(DRIP). There were 238,386 new shares issued resulting in 3,304,388 shares outstanding.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended June 30, 1995 and 1994 for interest and taxes are as follows:
                              6/30/95        6/30/94

         Interest           $1,043,311      $ 812,591
         Taxes                  46,472         25,138

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                     MATERIAL CHANGES IN FINANCIAL CONDITION

The Company generated net cash provided from operations of $1,915,334 for the current nine months as compared to $1,375,771 for the prior period. The Company raised $1,217,655 from the issuance of shares of common stock through a Dividend Reinvestment and Stock Purchase Plan
(DRIP).  Current cash dividends paid amounted to $1,187,764.

Cash decreased by $1,340,760 primarily as a result ofthe recent acquisition of the industrial warehouse facility in O'Fallon, Missouri.

Land, Buildings, Improvements and Equipment increased by $3,664,389 as a result of the acquisition of the warehouse facility in O'Fallon, Missouri.

Other Assets, which included Deposits of $594,693 at September 30, 1994, decreased by $626,188 primarily due to the completion of the acquisition of the warehouse facility in O'Fallon, Missouri.

Mortgage  notes payable  increased by a net of $331,753 during the nine
month  period  ended  June  30.   1995.  This  increase resulted  from
$2,500,000  of  additional mortgage borrowings for the above  mentioned
acquisition offset by repayments of   $2,168,247.


                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental income and tenant reimbursements increased for the nine month period ended June 30, 1995 to $3,128,960 as compared to $2,693,981 for the prior period. Rental income and tenant reimbursements increased for the three months ended June 30, 1995 to $1,021,527 as compared to $987,997 for the prior period. This is due primarily to acquisitions made during fiscal 1994 and 1995.

Interest and other income decreased by $6,224 and $118,988 for the three and nine months respectively ended June 30, 1995 as compared to the three and nine months ended June 30, 1994. This is primarily as a
result  of  principal  repayments on mortgage  loans receivable.   The
Company has replaced mortgage investments with equity investments in net leased industrial properties.

Interest  expense increased by $37,982 for the three months ended
June 30, 1995 as compared to the three months ended June 30, 1994. Interest expense increased by $230,720 from $812,591 for the nine months ended
June 30, 1994 to $1,043,311 for the nine months ended June 30, 1995. These increases are primarily the result of new borrowings for acquisitions.

Operating expenses decreased by $44,403 for the three months ended
June 30, 1995 as compared to the three months ended June 30, 1994. Operating expenses decreased from $374,285 for the nine months ended
June 30, 1994 to $260,192 for the nine months ended June 30, 1995. This is primarily as a result of a reduction in professional fees.

Depreciation expense increased by $31,071 and $93,824 for the three and nine months respectively ended June 30, 1995 as compared to the three and nine months ended June 30, 1994 due to new real estate acquisitions.

General and administrative expenses increased by $30,846 and $64,749 for the three and nine months respectively ended June 30, 1995 as compared to the three and nine months ended June 30, 1994 due primarily to amortization of loan costs associated with the line of credit.



                         LIQUIDITY AND CAPITAL RESOURCES


Net cash provided by operating activities increased during the nine months ended June 30, 1995 to $1,915,334, as compared to $1,375,771 generated during the nine months ended June 30, 1994. The Company has been raising capital through the DRIP and investing in net leased industrial properties.

The Company owns thirteen properties of which nine carried mortgage loans totaling $15,790,063 at June 30, 1995. The Company believes that funds generated from operations, the Dividend Reinvestment and Stock Purchase Plan, together with the ability to finance and refinance its properties and net receivables will provide sufficient funds to adequately meet its obligations over the next several years.

     PART II:  OTHER INFORMATION


                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION


     ITEM 1: LEGAL PROCEEDINGS - None

     ITEM 2  CHANGES IN SECURITIES - None

     ITEM 3: DEFAULTS UPON SENIOR SECURITIES - None

     ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

        The Annual Meeting of Shareholders was held on May 4, 1995 to elect a Board of Directors for the ensuing year, to approve the selection of Independent Auditors, and to approve an amendment to the Certificate of Incorporation authorizing the Company to increase the number of authorized Class A common stock, $.01 par value, from 4,000,000 shares to 8,000,000 shares. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

     ITEM 5: OTHER INFORMATION - None

     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

             (a) EXHIBITS - Certificate of Amendment to the Certificate of Incorporation of Monmouth Real Estate Investment Corporation.

             (b)   REPORTS ON FORM 8-K - None

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MONMOUTH REAL ESTATE INVESTMENT CORPORATION



    Date:  August 10, 1995    By: s/ Eugene W. Landy
                              EUGENE W. LANDY
                              President



     Date: August 10, 1995    By: s/ Anna T. Chew
                              ANNA T. CHEW
                              Controller

                                 EXHIBIT



     CERTIFICATE OF AMENDMENT TO THE CERTIFICATE OF INCORPORATION
           OF MONMOUTH REAL ESTATE INVESTMENT CORPORATION




             It is hereby certified that:

             1. The name of the corporation (hereinafter called the "Corporation") is Monmouth Real Estate Investment Corporation.

             2. The Certificate of Incorporation of the Corporation is hereby amended by striking out Article IV(a) thereof and by substituting in lieu of said Article IV(a) the following new Article IV(a):

             "Eight Million (8,000,000) shares of Class A
             Common Stock, with a par value of $0.01 for each share of such stock. In the event of a liquidation of the Corporation, Class A Common Stock shall be entitled to all assets allocated to holders of Common Stock. Class A Common Stock shall be subject to redemption by the Corporation in accordance with Article X of this Certificate."

             3. The Amendment of the Certificate of Incorporation herein certified has been duly adopted in accordance with the provisions of
     Section 242 of the General Corporation Law of the State of Delaware.

     Signed on May 9, 1995.






                           MONMOUTH REAL ESTATE INVESTMENT CORPORATION



                            By s/Eugene W. Landy
                            EUGENE W. LANDY
                            President