Form 10-K
period 1995-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1995-12-28
CIK 67625

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549
                                    FORM 10-K
     (Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
     For the fiscal year ended       September 30, 1995
                                        or
     [ ]   Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 (No Fee Required)
     For the transition period from                    to

     Commission File Number      0-4258

               Monmouth Real Estate Investment Corporation
     (Exact name of registrant as specified in its charter)

               Delaware                                 22-1897375
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Idendification No.)

          125 Wyckoff Road, Eatontown, NJ            07724
     (Address of Principal Executive Offices)     (Zip Code)

     Registrant's telephone number, including area code:  (908) 542-4927

     Securities registered pursuant to Section 12(b) of the Act:
     Title of each class_____ Name of each exchange on which registered____

           Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock - Class A, $.01 par value
                       (Title of Class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past  90 days.         Yes   X    No

           Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

           The aggregate market value of voting stock held by non-affiliates of the Registrant was $16,737,552 (based on 2,789,592 shares of common stock at the closing price of $6.00 per share) on November 15, 1995.

          There were 3,442,828 shares of common stock outstanding as of November 15, 1995.

     Documents   Incorporated  by  Reference:    Exhibits  incorporated   by
     reference are listed in Part IV, Item (a) (3).




                                  PART I

ITEM 1 - BUSINESS

      Monmouth Real Estate Investment Corporation (the Company) is a corporation operating as a qualified real estate investment trust under Sections 856-858 of the Internal Revenue Code.

      Currently, the Company derives its income primarily from real estate rental operations. The Company has approximately 1,000,000 square feet of property, of which approximately 282,000 square feet, or 28%, is leased to the Keebler Company, a subsidiary of United Biscuit Corporation, and approximately 145,000 square feet, or 15%, is leased to the Amway Corporation. During 1995 and 1994, rental income and occupancy charges from properties leased to the Keebler Company and Amway Corporation approximated 57% and 58% of total rental and occupancy charges, respectively.

      The Company at September 30, 1995 had investments in thirteen properties. (See Item 2 for detailed description of the properties.) These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa and Missouri. All properties are managed by an independent management company. Monsey, New York and Monaca, Pennsylvania are not net leased. The remaining eleven properties are all leased on a net basis.

      The Company does not have an advisory contract. Its properties are managed by the David Cronheim Management Company under a management contract which is in effect on a year to year basis. David Cronheim Management Company received $10,540 in 1995 and $17,046 in 1994 for the management of various properties. David Cronheim Company also received $11,877 in commissions in 1995.

      The Company competes with other investors in real estate for attractive investment opportunities. These investors include other "equity" real estate investment trusts, limited partnerships, syndica-tions and private investors, among others.

      The Company has purchased, or intends to purchase in the future, net-leased industrial properties. The Company's strategy is to obtain a current favorable yield spread between the yield from the properties and mortgage interest cost. With the current interest rates, this is increasingly difficult. However, the Company continues to purchase net-leased industrial properties since management believes that there is a potential for long-term capital appreciation through investing in well-located industrial properties. There is the risk that, on expiration of current leases, the properties can become vacant or re-leased at lower rents. The results obtained by the Company by re-leasing the properties will depend on the market for industrial properties at that time.

     Under New Jersey Environmental Laws, inspections of the proper-ties are made and certificates of compliance are obtained upon the sale of property or upon a change of tenancy. Therefore, there is no assur-ance that, in connection with compliance with state environmental regulations, substantial capital expenditures would not be incurred at the time the Company desired to sell its properties or at the time of a change of tenancy. Management is not aware of any material envi-ronmental problems affecting the Company's properties.


ITEM 2 - DETAILED DESCRIPTION OF PROPERTIES AND MORTGAGES

      The Company operates as a real estate investment trust. Its portfolio is primarily in equity holdings, some of which have been long-term holdings carried on the financial statements of the Company at depreciated cost. It is believed that their current market values exceed both the original cost and the depreciated cost. The following are photographs of the Company's equity holdings at September 30, 1995, together with a brief description of each. (See Item 14, Schedule XI for additional information on Real Estate and Accumulated Depreciation and Item 14, Note 7 of the Notes to the Financial Statements for a discussion of encumbrances on these equity holdings.)

                          PICTURE OF PROPERTY






                         SOMERSET, NEW JERSEY

      The Company owns a two-thirds interest in this Somerset, New Jersey, shopping center. The remaining one-third interest is owned by D & E Realty, an unrelated entity. All assets, liabilities, income and expense are allocated to the owners based upon their respective owner-ship percentages. The total rentable space in this shopping center excluding the Taco Bell, Inc. property mentioned below, is approximately 42,800 square feet. This shopping center was 30% occupied at September 30, 1995 due to the main store (33,000 square feet) being vacant. Effective October 1, 1995, the main store was leased on a net-net basis. This lease expires on September 30, 2000. The Company's portion of the annual rental income on the main store will be approximately $176,000. In addition 21,365 square feet of land was leased to Taco Bell, Inc. on which a free-standing restaurant was completed during 1993.






                          PICTURE OF PROPERTY






                          RAMSEY, NEW JERSEY

      Ramsey Industrial Park, located on E. Crescent Avenue in Ramsey, New Jersey is a 42,719 square foot building leased on a net-net basis to Bogen Photo, Inc. The tenant exercised its option for a 5-year renewal which will expire in 1998. The current annual rental income is approximately $224,275.

                          PICTURE OF PROPERTY






                           MONSEY, NEW YORK

      This steel and block building, located at 40 Robert Pitt Drive, Monsey, New York, was purchased by the Company on September 30, 1980, for $1,025,000. The 55,000 square foot building includes four ware-houses of about 11,000 square feet each and 10,000 square feet of offices in the front. The current annual rental income is approximately $332,200. At September 30, 1995, this property was 93% occupied.






                          PICTURE OF PROPERTY






                         MONACA, PENNSYLVANIA

      The Moor Industrial Park is located in Monaca, Pennsylvania. It consists of approximately 292,000 feet of rentable space located on 23 acres. The leases are all short term at relatively low rents. The current annual rental income is approximately $371,400. At September 30, 1995, this property was 60% occupied. This property has 1,200 feet of undeveloped river frontage. The vacant river frontage has speculative value if a user needs river frontage or if the property could be used for "River Boat" gambling facilities.

                          PICTURE OF PROPERTY






                         ORANGEBURG, NEW YORK

      This 50,400 square foot warehouse facility, located in Orange-burg, New York, was purchased by the Company on November 25, 1992 for a purchase price of $3,650,000. This warehouse facility is leased to the Keebler Company on a net-net basis. The average annual rental income over the term of the lease is approximately $433,000. The lease expires on November 30, 2000.






                          PICTURE OF PROPERTY






                      SOUTH BRUNSWICK, NEW JERSEY

      This 144,520 square foot building, located in South Brunwswick, New Jersey, was purchased from Equitable Life Assurance Society for $5,100,000 on March 30, 1993. It is occupied by Amway Corporation as a distribution center on a 5-year lease which has been extended to June, 1997. Average annual income over the term of the lease is approximately $595,000.

                       PICTURE OF PROPERTY






                      GREENSBORO, NORTH CAROLINA

      This 40,560 square foot distribution center is the second such facility leased to the Keebler Company. It is located in Greensboro, North Carolina, and was purchased on April 15, 1993 for $2,165,000. This net-net lease expires February 14, 2003. Annual rental income is approximately $233,000.






                          PICTURE OF PROPERTY






                         JACKSON, MISSISSIPPI

      This 26,340 square foot warehouse facility, located in Jackson, Mississippi was purchased July 30, 1993 for a purchase price of $1,435,000. This is the third in a series of warehouses occupied by the Keebler Company on a net-net lease. The average annual rental income over the term of the lease is approximately $169,000. This lease expires September 30, 2003. This facility is currently unoccupied. The Keebler Company is seeking a tenant to sub-lease this facility.

                      PICTURE OF PROPERTY






                        FRANKLIN, MASSACHUSETTS

      This 84,376 square foot warehouse facility, located in Franklin, Massachusetts was purchased on October 20, 1993 for a purchase price of $4,700,000. This is the fourth of the acquisitions of Keebler Company net-leased warehouses. The average annual rental income over the term of the lease is approximately $516,000. This lease expires on January 31, 2004.






                             PICTURE OF PROPERTY






                            WICHITA, KANSAS

      This 44,136 square foot warehouse facility in Wichita, Kansas was purchased on February 17, 1994 for a purchase price of $1,765,000. This is the fifth of the acquisitions of Keebler Company net-leased warehouses. The average annual rental income over the term of the lease is approximately $195,000. This lease expires May 30, 2005.

                          PICTURE OF PROPERTY






                            URBANDALE, IOWA

      This 36,150 square foot warehouse facility in Urbandale, Iowa was purchased on March 31, 1994 for the purchase price of $2,055,000. This is the sixth of the acquisitions of Keebler Company net-leased warehouses. The average annual rental income over the term of the lease is approximately $225,000. This lease expires June 30, 2000. The Keebler Company has successfully sub-leased this facility to the Warren Supply Company.






                       PICTURE OF PROPERTY






                         RICHLAND, MISSISSIPPI

      This 36,000 square foot warehouse facility was purchased on March 31, 1994 for the purchase price of $1,400,000. This facility is 100% net leased to the Federal Express Corporation for an annual rental income of approximately $140,000 over the term of the lease. This lease expires on March 31, 2004.

                           PICTURE OF PROPERTY






                               O'FALLON, MISSOURI

        On October 13, 1994, the Company purchased a 102,135 square foot warehouse facility in O'Fallon, Missouri. This warehouse facility is 100% net-leased to PPG Industries, Inc. The purchase price was $3,525,000. The average annual rental income over the term of the lease is approximately $335,000. This lease expires June 30, 2001.


  ITEM 3 - LEGAL PROCEEDINGS

        None


  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.

                                 PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                 MATTERS

        The shares of Class A common stock of Monmouth Real Estate In-vestment Corporation are traded on the National Association of Securities
Dealers  Automated Quotation (NASDAQ symbol MNRTA).   The per share range of
high and low market prices and distributions paid to shareholders during each quarter of the last two years were:
                1995                                 1994
            Market Price                         Market Price
Fiscal Qtr.  High   Low   Distrib.   Fiscal Qtr.  High   Low  Distrib.
  First     6-1/8    5    $.125        First     7-1/2  6-1/8   $.125
  Second    5-3/4    5     .125        Second    7-1/2    7      .125
  Third       6    5-1/4   .125        Third     7-1/4  6-5/8    .125
  Fourth    5-3/4  4-7/8   .125        Fourth    7-1/8    6      .125
                          _____                                 _____

                          $. 50                                 $. 50
                          =====                                 =====

        The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

        On September 30, 1995, the closing price was 5-3/8.

        As of September 30, 1995, there were approximately 888 shareholders of record with shares of Class A common stock of the Company.

        It is the Company's intention to continue distributing quarterly dividends. On October 13, 1995, the Company's declared a dividend of $.125 to be paid on December 15, 1995 to shareholders of record November 15, 1995.

ITEM 6 - SELECTED FINANCIAL DATA

                                September 30,
                     1995        1994       1993        1992        1991
INCOME STATEMENT DATA:

Total Income    $ 4,240,859 $ 3,870,841 $ 3,398,116 $ 2,737,876 $ 2,732,280
Total Expenses    3,293,692   2,856,210   2,134,666   1,598,339   1,786,684
Gains on Sales
  of Assets          38,766     392,416      16,551      46,349       8,195
Net Income          985,933   1,407,047   1,280,001   1,185,886     953,791
Net Income
  Per Share             .31         .49         .51         .51         .45
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
BALANCE SHEET DATA:
Total Assets    $30,289,860 $29,234,128 $22,550,291 $16,505,882 $15,473,552
Long-Term
  Obligations    14,522,503  13,681,614   7,708,382   5,833,656   6,128,280
Shareholders'
  Equity         14,247,867  13,157,339  10,835,102   9,146,452   7,990,859

 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

OTHER INFORMATION:

Average Number
  of Shares
  Outstanding     3,212,064   2,878,951   2,536,034   2,304,506   2,101,457

Funds from
  Operations*    $1,891,320  $1,840,953  $1,697,876  $1,373,160  $1,161,980

Funds from
  Operations*
  Per Share             .59         .64         .67         .60         .55

Cash Dividends
  Per Share             .50         .50         .50         .50        .625


* Defined as net income, excluding gains (or losses) from sales of assets, plus depreciation and amortization.


  ITEM 6 - SELECTED FINANCIAL DATA (CONT'D)

                     SUMMARY OF OPERATIONS BY PROPERTY
                     FOR THE YEARS ENDED SEPTEMBER 30,



                                      1995         1994           1993
        Net Rental Income
  Somerset, New Jersey           $   58,814   $  231,751     $  192,100
  Morris Plains, New Jersey*            -0-       31,926         25,827
  Ramsey, New Jersey                180,301      176,150        203,488
  Monaca, Pennsylvania              142,576      184,907        300,782
  Monsey, New York                  237,034      166,558        161,878
  Orangeburg, New York              155,360      102,753        114,078
  South Brunswick, New Jersey       157,965      179,391         77,351
  Greensboro, North Carolina         28,994       27,133         12,460
  Jackson, Mississippi               61,474       53,956          4,186
  Franklin, Massachusetts           206,608      166,112            -0-
  Wichita, Kansas                    21,936       17,205            -0-
  Urbandale, Iowa                    83,855       39,478            -0-
  Richland, Mississippi              38,843          289            -0-
  O'Fallon, Missouri                 84,769          -0-            -0-
                                 __________   __________     __________
        Net Rental Income         1,458,529    1,377,609      1,092,150
  Net Interest and Other Income      59,757      118,208        598,805
                                ___________   __________     __________
        TOTAL                     1,518,286    1,495,817      1,690,955

  Genl. & Administrative Expenses  (571,119)    (481,186)      (427,505)
                                 __________   __________     __________

        Income Before Gains         947,167    1,014,631      1,263,450

  Gain on Sale of Investments        38,766      392,416         16,551
                                 __________   __________     __________

        NET INCOME               $  985,933   $1,407,047     $1,280,001
                                 ==========   ==========     ==========



* This property was sold during fiscal 1994.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    Liquidity and Capital Resources

      Monmouth Real Estate Investment Corporation (the Company) op-erates as a real estate investment trust deriving its income primarily from real estate rental operations. At September 30, 1995, the Company increased shareholders' equity to $14,247,867 as compared to $13,157,339 in 1994 and $10,835,102 in 1993. The Company's net income was  $985,933 in 1995 as compared to $1,407,047 in 1994 and  $1,280,001 in 1993.

      The Company finances its purchases through mortgages on its acquisitions. The Company has a $1,000,000 line of credit for acqui-sition purposes. The Company also has a $1,000,000 line of credit for working capital purposes.

      The Company's ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments, the sale of real estate investments, collection of mortgages receivable, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvest-ment and Stock Purchase Plan, and access to the capital markets.
Purchases of new properties, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place de-mands on the Company's liquidity.

      The Company intends to operate its existing properties from the cash flow generated by the properties. However, the Company's ex-penses are affected by various factors, including inflation. Increases in operating expenses raise the breakeven point for a property and, to the extent that they cannot be passed on through higher rents, reduce the amount of available cash flow which can adversely affect the market value of the property.

      The Company has shifted its focus from mortgage investments to equity investments. During the past three years, the Company purchased nine net-leased warehouse facilities at an aggregate cost of approximately $26,000,000. The Company incurred a total of approximately $18,000,000 in debt relating to these purchases.

      The Company expects to make additional real estate investments from time to time. The funds for such investments may come from bank borrowings, proceeds received but not distributed on property sales, refinancing of existing properties, and proceeds of the Dividend Reinvestment and Stock Purchase Plan.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)




      Funds generated are expected to be sufficient to meet debt ser-vice requirements and capital expenditures of the Company.

      Cash provided from operations amounted to $2,267,039 in 1995 as compared to $1,256,811 in 1994 and $905,101 in 1993.

      At September 30, 1995, the Company had total liabilities of $16,041,993 and total assets of $30,289,860. Accordingly, the Company believes that it has the ability to meet its obligations and to generate funds for new investments.

      The Company has a Dividend Reinvestment and Stock Purchase Plan. During 1995, a total of $1,650,574 in additional capital was raised. The success of the Plan resulted in a substantial improvement in the Company's liquidity and capital resources in 1995. It is anticipated that participants will continue in the Plan in fiscal 1996. Therefore, the Company anticipates that the Plan will result in further increased liquidity and capital resources in 1996.


                         Results of Operations

      The Company's activities primarily generate rental income. Net income for the fiscal year ended September 30, 1995 was $985,933 as compared to $1,407,047 in 1994 and $1,280,001 in 1993. Net rental in-
come for the fiscal year ended September 30, 1995 was $1,458,529 as compared to $1,377,609 in 1994 and $1,092,150 in 1993. The following is a discussion of the results of operations by location.

      Somerset, New Jersey
      During 1995, net rental income decreased primarily as a re-sult of decreased occupancy in the main store. During 1994, net rental income increased due to 100% occupancy at the end of 1993.

      Morris Plains, New Jersey
      Net rental income in 1995 was -0- as the property was sold on March 28, 1994, resulting in a realized gain of $374,000. In 1994 and 1993, rental income was stable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


      Ramsey, New Jersey
      Net rental income remained relatively stable for 1995. Net rental income decreased during 1994 as a result of the renewal of leases at lower rental rates.

      Monaca, Pennsylvania
      The decrease in net rental income during 1995 and 1994 is the result of decreased occupancy in the fourth quarter of 1993. Occupancy went from 82% at September 30, 1993 to approximately 60% at September 30, 1994 and 1995 due to a loss of one tenant.

      Monsey, New York
      Net rental income increased $70,000 during 1995 as a result of
      increased  occupancy  and  rates.   Net  rental  income
      remained relatively stable for 1994 as compared to 1993.

      Orangeburg, New York
      This  warehouse facility was acquired during 1993.   It  is net
      leased to the Keebler Corporation (Keebler).   Average monthly
      rental  income  over  the term  of  the  lease  is $36,094.
      Net rental income during 1994 and 1995 represents a  full
      year's  income.   Net rental income in  1994  also included the
      amortization of loan costs on a loan which was refinanced that year.

      South Brunswick, New Jersey
      This  warehouse facility was acquired during 1993.   It  is net
      leased  to  the Amway  Corporation.   Average  monthly rental
      income over the term of the lease is $49,555. The increase in 1994 was due to 1993 being a partial year. The decrease in 1995 was due to an increase in interest expense.
      Interest on the mortgage on this property is at a floating
      rate  of  prime plus 1%.   Prime  was  7-3/4%  at September
      30,  1994 as compared to 8-3/4% at September 30, 1995.

      Greensboro, North Carolina
      This  warehouse facility was acquired during 1993.   It  is net
      leased to Keebler.   Average monthly rental income over the
      term of the lease is $19,435. Net rental income during 1994 and 1995 represents a full year's income.

      Jackson, Mississippi
      This  warehouse facility was acquired during 1993.   It  is net
      leased to Keebler.   Average monthly rental income over the
      term of the lease is $14,073. Net rental income during 1994 and 1995 represents a full year's income.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

      Franklin, Massachusetts
      This warehouse facility was acquired during 1994. It is net leased to Keebler. Average monthly rental income over the term of the lease is $43,027. Net rental income during 1995 represents a full year's income.

      Wichita, Kansas
      This warehouse facility was acquired during 1994. It is net leased to Keebler. Average monthly rental income over the term of the lease is $16,242. Net rental income during 1995 represents a full year's income.

      Urbandale, Iowa
      This warehouse facility was acquired during 1994. It is net leased to Keebler. Average monthly rental income over the term of the lease is $18,780. Net rental income during 1995 represents a full year's income.

      Richland, Mississippi
      This warehouse facility was acquired during 1994. It is net leased to the Federal Express Corporation. Average monthly rental income over the term of the lease is $11,700. Net rental income during 1995 represents a full year's income.

      O'Fallon, Missouri
      This warehouse facility was acquired during 1995. It is net leased to PPG Industries, Inc. Average monthly rental income over the term of the lease is $29,376.

      The Company also generated income from its mortgage investing activities. Interest and other income continue to decrease. During 1994, the Company no longer made mortgage loans. The Company shifted from mortgage investments to equity investments. The decrease in 1995 and 1994 was primarily the result of the decrease in mortgage investments.

      General and administrative expenses increased during 1995 primarily as a result of increased professional fees. General and administrative expenses increased during 1994 primarily as a result of amortization of financing costs incurred on the lines of credit.

      The Company recognized a deferred gain from the Howell Township installment sale of approximately $39,000, $18,000 and $17,000 for 1995, 1994 and 1993, respectively. In addition, the Company sold the Morris Plains, NJ property during 1994 for a gain of approximately $374,000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data listed in Part VI,
Item 14 are incorporated herein by reference and filed as part of this report.

     The following is the Unaudited Selected Quarterly Financial Data:


               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                            THREE MONTHS ENDED

_________________________________________________________________________
FISCAL 1995               12/31/94      3/31/95      6/30/95      9/30/95
Total Income            $1,098,630    $1,044,997   $1,039,937   $1,057,295
Total Expenses             784,849       796,097      846,773      865,973
Gains on Sales
   of Assets                 4,800         4,800        4,800       24,366
Net Income                 318,581       253,700      197,964      215,688
Net Income per Share           .10           .08          .06          .07

                            THREE MONTHS ENDED

__________________________________________________________________________
FISCAL 1994               12/31/93      3/31/94      6/30/94      9/30/94
Total Income            $  909,604    $  945,338   $1,012,631   $1,003,268
Total Expenses             639,598       719,820      778,161      718,631
Gains on Sales
   of Assets                 3,900         3,900        3,900      380,716
Net Income                 273,906       229,418      238,370      665,353
Net Income per Share           .10           .08          .08          .23



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         DISCLOSURE

        None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                         Principal Occupation   Director Shares     Percent
  Name Age and Title        Past Five Years       Since   Owned (1) of Stock
Ernest V. Bencivenga Financial Consultant;         1968    7,156        0.21%
(77)                 Treasurer and Director (1961
Treasurer and        to present) and Secretary (1967
Director             to present) of Monmouth Capital
                     Corporation; Director (1969
                     to present) and Secretary/
                     Treasurer (1984 to present) of
                     United Mobile Homes, Inc.

Anna T. Chew         Certified Public Accountant;  1993    3,944 (2)    0.12%
(37)                 Controller (1991 to present)
Controller and       and Director (1994 to present)
Director             of Monmouth Capital Corporation;
                     Vice President (1995 to present),
                     Director (1994 to present) and
                     Controller (1991 to 1995) of United
                     Mobile Homes, Inc.; Senior Manager
                     (1987 to 1991) of KPMG Peat Marwick.

Daniel D. Cronheim   Attorney at Law, Daniel D.    1989   14,312        0.42%
(40)                 Cronheim, Esq. (1982 to
Director             present); Executive Vice
                     President (1989 to present) and
                     General Counsel (1983 to present)
                     of David Cronheim Company.

Boniface DeBlasio    Chairman of the Board         1968   10,788        0.32%
(74)                 (1968 to present) and
Director             Director (1961 to present) of
                     Monmouth Capital Corporation.

Ara K. Hovnanian     President (1988 to present)   1989       41         --
(36)                 and Director (1981 to
Director             present) of Hovnanian
                     Enterprises, Inc., a publicly-
                     owned company specializing
                     in the construction of housing.

Charles P. Kaempffer Investor; Director (1970      1974   35,596 (3)    1.05%
(58)                 to present) of Monmouth
Director             Capital Corporation; Director
                     (1969 to present) of United Mobile
                     Homes, Inc.

                         Principal Occupation   Director Shares     Percent
  Name Age and Title        Past Five Years       Since   Owned (1) of Stock

Eugene W. Landy      Attorney at Law, Landy and    1968   369,620 (4)   10.90%
(62)                 Landy; President and
President, CEO       Director (1961 to present) of
and Director         Monmouth Capital Corporation;
                     Chairman of the Board (1995 to
                     present); Director
                     (1969 to present) and President
                     (1969 to 1995) of United Mobile
                     Homes, Inc.

Samuel A. Landy      Attorney at Law (1987 to      1989   101,618 (5)    2.99%
(34)                 present) of Landy and Landy;
Director             President (1995 to
                     present); Director (1991 to
                     present) and Vice President
                     (1991 to 1995) of United
                     Mobile Homes, Inc.; Director
                     (1994 to present) of
                     Monmouth Capital Corporation.

W. Dunham Morey      Certified Public Accountant,  1968    42,387 (6)    1.25%
(73)                 W. Dunham Morey, CPA;
Director             Director (1961 to present) of
                     Monmouth Capital Corporation.

Robert G. Sampson    Investor; Director (1963 to   1968    67,774 (7)    2.00%
(70)                 present) of Monmouth Capital
Director             Corporation; Director (1969 to
                     present) of United Mobile Homes,
                     Inc.; Director (1972 to 1993) of
                     United Jersey Bank,
                     N.A. (formerly Franklin
                     State Bank); General Partner (1983
                     to present) of Sampco, Ltd., an
                     investment group.

     (1) Beneficial ownership, as defined herein, includes Class A Common Stock as to which a person has or shares voting and/or investment power.

     (2) Held jointly with Ms. Chew's husband; includes 609 shares held in Ms. Chew's 401(k) Plan.

     (3) Includes (a) 13,363 shares owned by Mr. Kaempffer's wife; and (b) 1,080 shares in joint name with Mrs. Kaempffer.

     (4) Includes (a) 68,168 shares owned by Mr. Landy's wife; (b) 148,425 shares held in the Landy & Landy, P.C. Profit Sharing Plan, of which Mr. Landy is a Trustee with power to vote; and (c) 118,207 shares held in the Landy & Landy, P.C. Pension Plan, of which Mr. Landy is a Trustee with power to vote. Excludes 24,728 shares held by Mr. Landy's adult children, in which he disclaims any beneficial interest.

     (5) Includes (a) 2,477 shares owned by Mr. Landy's wife, and (b) 18,456 shares held in custodial accounts for Mr. Landy's minor children under the Uniform Gift to Minors' Act in which he dis-claims any beneficial interest, but has power to vote, and (c) 4,557 shares held in Mr. Landy's 401(k) Plan.

     (6)   Includes 8,818 shares owned by Mr. Morey's wife.

     (7) Includes 40,020 shares owned by the estate of Mr. Sampson's wife and 6,000 shares held by Sampco, Ltd. in which he has a benefi-cial interest.

      The Directors as a class own 653,236 shares, which is 19.26% of the outstanding shares.

ITEM 11 - EXECUTIVE COMPENSATION


Summary Compensation Table

      The following Summary Compensation Table shows compensation paid by the Company for services rendered during 1995, 1994 and 1993 to the Chief Executive Officer. There were no other executive officers whose aggregate cash compensation exceeded $100,000:


                                         Annual Compensation
Name and Principal Position       Year    Salary    Bonus    Other(1)
Eugene W. Landy                   1995     None     None   $162,445(1)
Chief Executive Officer           1994     None     None   $142,130
                                  1993     None     None   $116,055

(1) Represents Director's fees of $2,800 paid to Mr. Landy, management fees of $97,000, legal fees of $3,645 paid to the firm of Landy & Landy and $59,000 accural for pension and other benefits in accordance with Mr. Landy's employment contract.

Employment Agreement

      On December 9, 1994, the Company and Eugene W. Landy entered into an Employment Agreement under which Mr. Landy receives an annual base compensation (management fee) of $100,000 plus bonuses and customary fringe benefits, including health insurance and five weeks vacation. In lieu of annual increases in base compensation, there will be
additional  bonuses  voted by the Board of Directors.   The  Employment
Agreement is terminable by either party at any time subject to certain notice requirements.

      On severance of employment for any reason, Mr. Landy will receive severance of $300,000 payable $100,000 on severance and $100,000 on the first and second anniversaries of severance.

      In the event of disability, Mr. Landy's compensation shall continue for a period of three years, payable monthly.

      On retirement, Mr. Landy shall receive a pension of $40,000 a year for ten years, payable in monthly installments.

      In the event of death, Mr. Landy's designated beneficiary shall receive $300,000, $150,000 thirty days after death and the balance one year after death.

      The   Employment   Agreement  terminates   December   31,   1999.
Thereafter, the term of the Employment Agreement shall be automatically renewed and extended for successive one-year periods.

Other Information

      The  Directors  received a  fee of $800 for  each Board   Meeting
attended.  Prior to January, 1995, this fee was $400.

      Except for specific agreements, the Company has no retirement plan in effect for Officers, Directors or employees and, at present, has no intention of instituting such a plan.

      Cronheim Management Co. received the sum of $10,540 for management
fees.  David Cronheim Company received $11,877 in commissions.   These
totals are based on amounts paid or accrued during the fiscal year. Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.


Report of Board of Directors on Executive Compensation

      Overview and Philosophy

      The Company has a Compensation Committee consisting of two independent outside Directors. This Committee is responsible for making recommendations to the Board of Directors concerning compensation. The Compensation Committee takes into consideration three major factors in setting compensation.

      The  first  consideration  is  the  overall  performance  of  the
Company.   The  Board  believes  that the financial  interests  of  the executive officers should be aligned with the success of the Company and the financial interests of its shareholders. Increases in funds from operations, the enhancement of the Company's equity portfolio, and the success of the Dividend Reinvestment and Stock Purchase Plan all contribute to increases in stock prices, thereby maximizing shareholders' return.

      The second consideration is the individual achievements made by each officer. The Company is a small real estate investment trust
(REIT). The Board of Directors is aware of the contributions made by each officer and makes an evaluation of individual performance based on their own familiarity with the officer.

      The final criteria in setting compensation is comparable wages in
the  industry.   In this regard,  the REIT industry maintains excellent
statistics.

      Evaluation

      The  Company  continues to increase funds from  operations.   The
Committee reviewed the progress made by Eugene W. Landy, Chief Executive Officer, in shifting the Company's focus from mortgage loans to equity properties. The Committee also noted that Mr. Landy's current compensation was less than the average salary received by Chief Executive Officers of other REIT's. His base compensation under this contract is $100,000 per year. The Committee has decided to grant Mr. Landy a bonus of $10,000.


Comparative Stock Performance

The following line graph compares the total return of the Company's common stock for the last five fiscal years to the NAREIT All REIT
Total Return Index, published by the National Association of Real Estate Investment Trusts (NAREIT), and the S&P 500 Index for the same period. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.


        MONMOUTH REAL ESTATE
        INVESTMENT CORPORATION             NAREIT          S&P 500


1990            1OO                         100              100
1991            108                         134              131
1992            137                         151              146
1993            175                         197              165
1994            171                         189              171
1995            164                         211              221

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

      On September 30, 1995, no person owned of record or was known by the Company to own beneficially more than five percent of the shares of the Corporation, except as follows:
                                            Amount and Nature
Title of       Name and Address               of Beneficial   Percent
 Class        of Beneficial Owner               Ownership     of Class

Class A       Eugene W. Landy                   369,620        10.90%
Common        20 Tuxedo Road
Stock         Rumson, NJ 07760


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      Certain   relationships   and  related  party  transactions   are
incorporated herein by reference to Item 14, Note 9 of the Notes to the Financial Statements - Related Party Transactions.

                                PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)(1)The following Financial Statements are filed as part of this report:
                                                              Page(s)
(i)   Independent Auditors' Report                               28

(ii)  Independent Auditors' Report of former Auditors            29

(iii) Balance Sheets as of September 30, 1995 and 1994           30

(iv)  Statements of Income for the years ended
      September 30, 1995, 1994 and 1993                          31

(v)   Statements of Shareholders' Equity
      for the years ended September 30, 1995, 1994 and 1993      32

(vi)  Statements of Cash Flows for the years ended
      September 30, 1995, 1994 and 1993                          33

(vii) Notes to the Financial Statements                        34 - 44

(a)(2)The following Financial Statement Schedules are filed as part of this report:

(i)   Schedule X - Supplementary Profit and Loss Information
      for the years ended September 30, 1995, 1994 and 1993      45

(ii)  Schedule XI - Real Estate and Accumulated Depreciation     46
      as of September 30, 1995

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K (CONT'D)

(a)(3)  Exhibits

   (3)  Articles of Incorporation and By-Laws

      (i) Reference is hereby made to the Certificate of Incorporation of Monmouth Real Estate Investment
      Corporation filed with the Securities and Exchange
      Commission on April 3, 1990 on Form S-4 (Registration No.
      33-34103).

      (ii) Reference is hereby made to the By-laws of Monmouth Real Estate Investment Corporation filed with the Securities and Exchange Commission on April 3, 1990 on Form S-4
      (Registration No. 33-34103)

  (10)  Material Contracts

     (a) Employment Agreement with Mr. Eugene W. Landy dated December 9, 1994 is incorporated by reference to that filed with the Company's Form 10-K filed with the Securities and Exchange Commission on December 28, 1994.

      (b) Employment Agreement with Mr. Ernest V. Bencivenga dated November 9, 1993 is incorporated by reference to that filed with the Company's Form 10-K filed with the Securities and Exchange Commission on December 28, 1994.

  (28)  Additional Exhibits

        Reference is hereby made to the Agreement and Plan of Merger dated April 23, 1990 by and between Monmouth Real
        Estate Investment Trust and Monmouth Real Estate
        Investment Corporation filed with the Securities and Exchange Commission on April 3, 1990 on Form S-4
        (Registration No. 33-34103).

                    Independent Auditors' Report



The Board of Directors and Shareholders
Monmouth Real Estate Investment Corporation:

We have audited the financial statements of Monmouth Real Estate Investment Corporation as listed in the accompanying index insofar as they relate to September 30, 1995 and 1994 and the years then ended. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in the accompanying index insofar as they relate to September 30, 1995 and 1994 and the years then ended. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The financial statements and financial statement schedules of Monmouth Real Estate Investment Corporation as of and for the year ended September 30, 1993 were audited by other auditors whose report thereon dated November 17, 1993 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation as of September 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective October 1, 1994, the Company changed its method of accounting for equity securities.

Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                              s/KPMG Peat Marwick LLP
                              KPMG Peat Marwick LLP

Short Hills, New Jersey
December 1, 1995

                     INDEPENDENT AUDITORS' REPORT



We have audited the accompanying balance sheets of Monmouth Real Estate Investment Corporation as of September 30, 1993 and 1992, and the related statements of operations, stockholders equity and cash flows for each of the years in the three year period ended September 30,
1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation as of September 30, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 1993 in conformity with generally accepted accounting principles.



s/Cowan, Gunteski & Co.

Toms River, New Jersey
November 17, 1993

              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                             BALANCE SHEETS
                          AS OF SEPTEMBER 30,

ASSETS                                          1995           1994
Real Estate Investments:
  Land                                      $ 4,545,324    $ 4,281,324
  Buildings, Improvements and Equipment,
     net of Accumulated Depreciation of
     $3,657,061 and $2,873,357,respectively  23,966,469     21,331,075
  Mortgage Loans Receivable                     293,997        348,729
                                            ___________    ___________
Total Real Estate Investments                28,805,790     25,961,128

Cash and Cash Equivalents                       144,019      1,454,240
Equity Securities Available for Sale
  at Fair Value in 1995 and at the lower of
  cost or fair value in 1994                    273,038        214,298
Interest and Other Receivables                  581,247        438,360
Prepaid Expenses                                114,815        114,606
Lease Costs-Net of Accumulated
  Amortization                                   59,742         90,634
Other Assets                                    311,209        960,862
                                            ___________    ___________
TOTAL ASSETS                                $30,289,860    $29,234,128
                                            ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgage Notes Payable                      $15,463,561    $15,458,310
Deferred Gains-Installment Sales                208,238        247,004
Other Liabilities                               370,194        371,475
                                            ___________    ___________
Total Liabilities                            16,041,993     16,076,789
                                            ___________    ___________
Shareholders' Equity:
Common Stock-Class A-$.01 Par Value,
  8,000,000 and 4,000,000 Shares Authorized
  in 1995 and 1994, respectively; 3,392,045
  and 3,066,002 Shares Issued and Outstanding
  in 1995 and 1994, respectively                 33,920         30,660
Common Stock-Class B-$.01 Par Value,
  100,000 Shares Authorized, No shares
  Issued or Outstanding                             -0-            -0-
Additional Paid-in Capital                   14,155,207     12,796,784
Unrealized Holding Gains on Equity
  Securities Available for Sale                  58,740            -0-
Undistributed Income                                -0-        329,895
                                            ___________    ___________
Total Shareholders' Equity                   14,247,867     13,157,339
                                            ___________    ___________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $30,289,860    $29,234,128
                                            ===========    ===========

See Accompanying Notes to the Financial Statements.

              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         STATEMENTS OF INCOME
                   FOR THE YEARS ENDED SEPTEMBER 30,



                                        1995        1994        1993

INCOME:
  Rental and Occupancy Charges       $4,168,549  $3,676,207  $2,317,200
  Interest and Other Income              72,310     194,634   1,080,916
                                     __________  __________  __________
TOTAL INCOME                          4,240,859   3,870,841   3,398,116
                                     __________  __________  __________
EXPENSES:

  Interest Expense                    1,372,596   1,108,683     846,426
  Management Fees                        10,540      17,046       9,000
  Real Estate Taxes                     214,527     165,454     157,586
  Professional Fees                     276,167     210,808     230,465
  Operating Expenses                    340,204     447,407     313,909
  Office and General Expense            267,554     263,936     193,108
  Director Fees                          28,400      16,800      15,600
  Depreciation                          783,704     626,076     368,572
                                     __________  __________  __________
TOTAL EXPENSES                        3,293,692   2,856,210   2,134,666
                                     __________  __________  __________
Income Before Gains                     947,167   1,014,631   1,263,450
  Gains on Sale of Assets                38,766     392,416      16,551
                                     __________  __________  __________
      NET INCOME                     $  985,933  $1,407,047  $1,280,001
                                     ==========  ==========  ==========

PER SHARE INFORMATION:

  Average Number of Shares
    Outstanding                       3,212,064   2,878,951   2,536,034
                                     ==========  ==========  ==========

  Income Before Gains                $      .30  $      .35  $      .50
  Gain on Sales of Assets                   .01         .14         .01
                                     __________  __________  __________
      NET INCOME                     $      .31  $      .49  $      .51
                                     ==========  ==========  ==========


See Accompanying Notes to the Financial Statements.


              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                  STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED SEPTEMBER 30

                                                                    Unreal.
                                                                    Holding
                                                                    Gains on
                                                                    Eq. Sec.
                                           Additional                Avail.
                          Common Stock       Paid-In    Undistrib.     for
                         Number    Amount    Capital      Income      Sale
Balance Sept. 30, 1992  2,432,335  $24,323  $ 8,784,768 $  337,361 $     -0-

Shares Issued in
 Connection with the
 Dividend Reinvestment
 and Stock Purchase Plan  278,599    2,786    1,666,594        -0-       -0-

Distributions                 -0-      -0-          -0- (1,260,731)      -0-

Net Income                    -0-      -0-          -0-  1,280,001       -0-
                        _________  _______  ___________ __________ _________
Balance Sept. 30, 1993  2,710,934  $27,109  $10,451,362 $  356,631 $     -0-

Shares Issued in
 connection with the
 Dividend Reinvestment
 and Stock Purchase Plan  355,068    3,551    2,345,422        -0-       -0-

Distributions                 -0-      -0-          -0- (1,433,783)      -0-

Net Income                    -0-      -0-          -0-  1,407,047       -0-
                        _________  _______  ___________ __________ _________
Balance Sept. 30, 1994  3,066,002  $30,660  $12,796,784 $  329,895 $     -0-

Shares Issued in
 connection with the
 Dividend Reinvestment
 and Stock Purchase Plan  326,043    3,260    1,647,314        -0-      -0-

Distributions                 -0-      -0-     (288,891) (1,315,828)    -0-

Net Income                    -0-      -0-          -0-     987,933     -0-

Unrealized Holding
 Gains on Equity
 Securities Avail-
 able for Sale                -0-      -0-          -0-         -0-  58,740
                        _________  _______  ___________ ___________ _______
Balance Sept. 30, 1995  3,392,045  $33,920  $14,155,207 $       -0- $58,740
                        =========  =======  =========== =========== =======

See Accompanying Notes to the Financial Statements.

              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                       STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED SEPTEMBER 30,

                                       1995        1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                      $   985,933   $1,407,047  $1,280,001
  Noncash Items Included
    in Net Income:
      Depreciation                    783,704      626,076     368,572
      Amortization                    160,449      200,246      65,854
      Gains on Sales of Assets        (38,766)    (392,416)    (16,551)
  Changes In:
      Interest & Other Receivables   (142,887)     (72,234)   (230,878)
      Prepaid Expenses                   (209)     (12,805)      1,486
      Other Assets and Lease Costs    520,096     (592,529)   (584,549)
      Other Liabilities                (1,281)      93,426      21,166
                                   __________   __________  __________
NET CASH PROVIDED FROM OPERATING
  ACTIVITIES                        2,267,039    1,256,811     905,101
                                   __________   __________  __________
CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on Installment Sales     54,732       25,923      23,367
  Collections on Loans                    -0-    3,571,321   6,606,460
  Proceeds from Sales of Assets           -0-      469,568         -0-
  Proceeds from Sale and Other Reductions
    of Marketable Securities              -0-          -0-   1,152,542
  Additions to Land, Buildings,
    and Improvements               (3,683,098) (10,137,115)(12,741,343)
                                   __________   __________  __________
NET CASH USED IN INVESTING
  ACTIVITIES                       (3,628,366)  (6,070,303) (4,958,974)
                                   __________   __________  __________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Mortgages           2,500,000   15,085,014   8,252,893
  Net Proceeds (Repayments) from
    Short Term Borrowings                 -0-     (500,000)    500,000
 Principal Payments of Mortgages  (2,494,749) (10,298,478) (4,401,749)
  Proceeds from Issuance of
    Class A Common Stock              897,115    2,348,973   1,669,380
  Dividends Paid                     (851,260)  (1,433,783) (1,260,731)
                                   __________   __________  __________
NET CASH PROVIDED FROM
  FINANCING ACTIVITIES                 51,106    5,201,726   4,759,793
                                   __________   __________  __________
Net Increase (Decrease) in Cash    (1,310,221)     388,234     705,920
Cash and Cash Equivalents
  at Beginning of Year              1,454,240    1,066,006     360,086
                                   __________   __________  __________
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                  $   144,019   $1,454,240  $1,066,006
                                  ===========   ==========  ==========

See Accompanying Notes to the Financial Statements.

              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO THE FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of the Business

         Monmouth Real Estate Investment Corporation (the Company) operates as a real estate investment trust deriving its income primarily from real estate rental operations. As of September 30, 1995 and 1994, rental properties consist of thirteen and twelve, respectively, commercial holdings. These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa and Missouri.

         Buildings, Improvements and Equipment

         Buildings, improvements and equipment are stated at the lower of depreciated cost or net realizable value. Depreciation is computed based on the straight-line method over the estimated useful lives of the assets. These lives range from 5 to 40 years.

         Revenue Recognition

         Rental income from tenants with leases having scheduled rental increases are recognized on a straight-line basis over the term of the lease.

         Gains and Deferred Gains on Installment Sales

         Gains on the sale of real estate investments are recognized by the full accrual method when the criteria for the method are met. Gen-erally, the criteria are met when the profit on a given sale is determinable, and the seller is not obliged to perform significant ac-tivities after the sale to earn the profit. Alternatively, when the foregoing criteria are not met, the Company recognizes gains by the installment method. At September 30, 1995 and 1994, there was one de-ferred gain related to the sale of the following real estate investment:

                                              Deferred Gain
         Year of Sale       Property        9/30/95    9/30/94

             1986       Howell Township    $208,238   $247,004

                           SEPTEMBER 30, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)


         Investment in Equity Securities

         On October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"(SFAS 115). SFAS 115 addresses the accounting and reporting requirements for investments in equity securities that have readily determinable values and all investments in debt securities. SFAS 115 requires the classification of securities among three categories: held-to-maturity, trading and available-for-sale.

         The Company's securities are classified as available-for-sale and are carried at fair value in 1995 and at the lower of cost or fair value in 1994. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized.

         Cash Equivalents

         Cash equivalents consist of money market funds.

         Earnings Per Share

         Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period.


         Income Tax

         The Company has elected to be taxed as a Real Estate In-vestment Trust (REIT) under Sections 856-858 of the Internal Revenue Code. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at lease 95% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.


NOTE 2 - MORTGAGE LOANS RECEIVABLE

      The following is a summary of the mortgage loans receivable at September 30, 1995 and 1994:

                            Rate    Maturity   9/30/95    9/30/94
Bonim Associates, Inc.
 Howell Township Property    10%      1997    $293,997   $348,729
                                              ========  =========

                     SEPTEMBER 30, 1995

NOTE 2 - MORTGAGE LOANS RECEIVABLE (CONT'D)

      The  original  amount  of  the  mortgage  receivable  with  Bonim
Associates,  Inc. was $514,000.   This mortgage is current at September
30, 1995.

NOTE 3 - REAL ESTATE INVESTMENTS

         The following is a summary of the cost and accumulated depre-ciation of the Company's property and equipment at September 30, 1995 and 1994:
                                                Buildings,
                                               Improvements   Accumul.
September 30, 1995                     Land    and Equipment   Deprec.
NEW JERSEY:
  Ramsey              Ind. Building $   52,639  $1,123,839  $  468,592
  Somerset(1)         Shopping Cntr.    55,182   1,062,395     607,804
  Eatontown           Admin.Office         -0-      14,968      14,519
  South Brunswick     Ind. Building  1,128,000   4,087,400     329,853

PENNSYLVANIA:
  Monaca              Ind. Building    330,773   1,667,537     707,931

NEW YORK:
  Monsey              Ind. Building    119,910   1,681,819     651,737
  Orangeburg          Ind. Building    694,720   2,977,372     271,775

NORTH CAROLINA:
  Greensboro          Ind. Building    327,100   1,853,700     144,680

MISSISSIPPI:
  Jackson             Ind. Building    218,000   1,233,500      86,481
  Richland            Ind. Building    211,000   1,195,000      45,960

MASSACHUSETTS
  Franklin            Ind. Building    566,000   4,148,000     159,532

KANSAS
  Wichita             Ind. Building    268,000   1,518,000      58,382

IOWA
  Urbandale           Ind. Building    310,000   1,758,000      67,613

MISSOURI
  O'Fallon            Ind. Building    264,000   3,302,000      42,202
                                    __________ ___________  __________
      Total at September 30, 1995   $4,545,324 $27,623,530  $3,657,061
                                    ========== ===========  ==========

(1) This represents the Company's 2/3 interest in a joint venture

                          SEPTEMBER 30, 1995

NOTE 3 - REAL ESTATE INVESTMENTS (CONT'D)
                                                 Buildings
                                                Improvements   Accumul.
September 30, 1994                    Land     and Equipment    Deprec.
NEW JERSEY:
  Ramsey              Ind. Building $   52,639  $1,041,886  $  441,166
  Somerset(1)         Shopping Cntr.    55,182   1,051,611     567,917
  Eatontown           Admin.Office         -0-      14,968      14,072
  South Brunswick     Ind. Building  1,128,000   4,087,400     200,078

PENNSYLVANIA:
  Monaca              Ind. Building    330,773   1,646,176     636,286

NEW YORK:
  Monsey              Ind. Building    119,910   1,678,819     596,213
  Orangeburg          Ind. Building    694,720   2,977,372     177,243

NORTH CAROLINA:
  Greensboro          Ind. Building    327,100   1,853,700      85,825

MISSISSIPPI:
  Jackson             Ind. Building    218,000   1,233,500      44,061
  Richland            Ind. Building    211,000   1,195,000      15,320

MASSACHUSETTS:
  Franklin            Ind. Building    566,000   4,148,000      53,177

KANSAS:
  Wichita             Ind. Building    268,000   1,518,000      19,461

IOWA:
  Urbandale           Ind. Building    310,000   1,758,000      22,538
                                    __________ ___________  __________
      Total at September 30, 1994   $4,281,324 $24,204,432  $2,873,357
                                    ========== ===========  ==========



(1) This represents the Company's 2/3 interest in a joint venture.

                          SEPTEMBER 30, 1995


NOTE 4 - ACQUISITIONS

      On October 20, 1993, the Company purchased an 84,376 square foot warehouse facility in Franklin, Massachusetts for $4,700,000. This warehouse facility is 100% net leased to the Keebler Company (Keebler). The Company used $3,450,000 of its mortgage funding line with United Jersey Bank (UJB). This mortgage payable was at an interest rate of prime plus 1% (subject to a minimum rate of 7% and a maximum rate of 14%) and was due May 1, 1995. On March 28, 1994, the Company refinanced this mortgage with a $2,960,000 mortgage with United of Omaha Life Insurance Company. Interest on this mortgage is at a fixed rate of 7% and matures on October 1, 2004.

     On February 17, 1994, the Company purchased a 44,136 square foot warehouse facility in Wichita, Kansas for $1,765,000. This warehouse facility is 100% net leased to Keebler. The Company assumed a $1,315,014 mortgage with Aid Association of Lutherans. This mortgage payable is at an interest rate of 10.25% and matures on June 15, 2016.

     On March 31, 1994, the Company purchased a 36,150 square foot warehouse facility in Urbandale, Iowa for $2,055,000. This warehouse facility is 100% net leased to Keebler. The Company entered into a $1,410,000 mortgage with United of Omaha Life Insurance Company. Interest on this mortgage is at a fixed rate of 7% and matures on October 1, 2004. This mortgage, together with the United of Omaha mortgages on the warehouse facilities in Massachusetts and New York, are cross-collateralized. Keebler has successfully sub-leased this facility to a third party.

      On  March 31,  1994,  the Company purchased a 36,000 square  foot warehouse facility in Richland, Mississippi for $1,400,000. This warehouse facility is 100% net leased to The Federal Express Corporation. The Company used $1,400,000 of its line of credit with NatWest NJ Bank (formerly Citizens First National Bank of New Jersey). On May 13, 1994, the Company refinanced this mortgage with a $950,000 mortgage with Business Men's Assurance Company of America. This mortgage payable is at an interest rate of 7.5% and matures on June 1, 2004.

      On October 13, 1994, the Company purchased a 102,135 square foot warehouse facility in O'Fallon, Missouri. This warehouse facility is 100% net leased to PPG Industries, Inc. The purchase price was $3,525,000. The Company obtained a $2,500,000 mortgage on this property from Midwestern United Life Insurance Company(Midwestern). This mortgage payable is at an interest rate of 8.5%(subject to an adjustment after five years, at Midwestern's option) and is due on November 1, 2007. Midwestern has the right to accelerate the maturity to November 1, 2004. In addition to this mortgage, the Company used $1,000,000 of its line of credit with NatWest NJ Bank. This line of credit was subsequently repaid. The purchase of this warehouse facility was part of a tax-free exchange in accordance with the Internal Revenue Code. Included in other assets at September 30, 1994 is a $594,693 deposit relating to this purchase.

                          SEPTEMBER 30, 1995


NOTE 5 - EQUITY SECURITIES AVAILABLE FOR SALE

         The following is a summary of equity securities available for sale at September 30, 1995 and 1994:

                                        Market
                             Cost of    Value       Carrying Value
Description                   Issue     9/30/95    9/30/95   9/30/94

Prudential Realty Trust
 Income Shares-40,500 shs  $  147,717  $ 197,438  $ 197,438  $  147,717

 HRE Properties-5,400 shs      66,581     75,600     75,600      66,581
                           __________  _________  _________  __________
       Total               $  214,298  $ 273,038  $ 273,038  $  214,298
                           ==========  =========  =========  ==========

There were no sales of marketable equity securities during 1995 or 1994.

 NOTE 6 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

       The Company has approximately 997,000 feet of property, of which approximately 282,000 square feet or 28% is leased to Keebler and approximately 145,000 square feet or 15% is leased to the Amway Corporation at September 30, 1995. Rental and occupancy charges from Keebler totalled approximately $1,772,000 and $1,547,000 for the years ended September 30, 1995 and 1994 respectively. Rental and occupancy charges from the Amway Corporation totalled approximately $595,000 for each of the years ended September 30, 1995 and 1994. During 1995 and 1994, rental income and occupancy charges from properties leased to the Keebler Company and Amway Corporation approximated 57% and 58% of total rental and occupancy charges, respectively.

                             SEPTEMBER 30, 1995


NOTE 7 - MORTGAGE NOTES PAYABLE

       The following is a summary of the mortgages payable at September 30, 1995 and 1994:
                                    Fiscal                 Balance
 Mortgage                    Rate   Maturity         9/30/95     9/30/94
 Industrial Building
 Orangeburg, New York         7%     2004          $2,350,032 $2,529,028

 Industrial Building
 South Brunswick, New Jersey P+1%    1998           2,445,000  3,237,500

 Industrial Building
 Jackson, Mississippi        8.5%    2008             737,116    767,576

 Industrial Building
 Greensboro, North Carolina   10%    1998           1,417,065  1,432,474

 Industrial Building
 Franklin, Massachusetts       7%    2004           2,675,422  2,879,202

 Industrial Building
 Wichita, Kansas            10.25%   2016           1,287,963  1,305,066

 Industrial Building
 Urbandale, Iowa               7%    2004           1,274,440  1,371,511

 Industrial Building
 Richland, Mississippi       7.5%    2004             877,066    935,953

 Industrial Building
 O'Fallon, Missouri          8.5%    2007           2,399,457        -0-

 Industrial Building
 Ramsey, New Jersey        P+1.5%    1996                 -0-  1,000,000
                                                 ___________ ___________
 Total Mortgage Notes Payable                    $15,463,561 $15,458,310
                                                 =========== ===========

                          SEPTEMBER 30, 1995


NOTE 7 - REAL ESTATE MORTGAGE NOTES PAYABLE (CONT'D)

         Principal on the foregoing debt is scheduled to be paid as follows:

         Years Ending September 30, 1996        $   941,058
                                    1997          1,000,442
                                    1998          4,344,969
                                    1999            935,634
                                    2000          1,007,758
                              Thereafter          7,233,700
                                                ___________
                  Total                         $15,463,561
                                                ===========

Lines of Credit

      Prior to fiscal 1995, the Company had a mortgage funding line with UJB. Each advance under this line required individual mortgages on properties and individual bank approval. In fiscal 1995, this line was reduced to $1,000,000 secured by a second mortgage on the South Brunswick Industrial Building. This line may be used for any purpose. Any request for new mortgage loans will be submitted to the bank for consideration on a case-by-case basis. As of September 30, 1995, this line was fully available.

      The Company has a $1,000,000 revolving credit line with NatWest, NJ Bank. Under the terms of this line, the Company can take down various sums for acquisitions at an interest rate of prime plus 1.5%. Eighty percent of each advance must be repaid in 180 days and the remainder repaid over four equal quarterly payments. This credit line is secured by a mortgage on the Ramsey, New Jersey property. Under the terms of the agreement, the Company is required to maintain a total debt to total equity ratio of not greater than 2.25 to 1.00, and to increase shareholders' equity quarterly by not less than $150,000. This credit line expires on March 22, 1996.

NOTE 8 - INCOME FROM LEASES

      The   Company  derives  income  from  operating  leases  on   its
commercial properties.   In general, these leases are written for periods
up to ten years with various provisions for renewal.   These leases
generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating
expenses  of  the properties.   Minimum rents due under  noncancellable
leases  at  September  30,  1995  are scheduled  as  follows:   1996
$3,974,482;   1997 - $3,411,087; 1998 - $2,844,305;  1999 - $2,748,540;
2000 - $2,691,657; thereafter - $5,455,582.

                            SEPTEMBER 30, 1995

NOTE 9 - RELATED PARTY TRANSACTIONS

         Certain Directors and Officers of the Company are also Di-rectors and Officers of United Mobile Homes, Inc. (United). The Company made loans to United, all of which were repaid in fiscal 1994. Interest income from United was $116,187 and $934,664 for the fiscal years ended September 30, 1994 and 1993, respectively.

      Directors fees and amounts paid or accrued to affiliated persons for management and legal services amount to $162,445 for the fiscal year. Eugene W. Landy received $2,800 as Director. The firm of Landy & Landy received $97,000 and $3,645 as management and legal fees, respectively. An accrual of $59,000 was made for pension and other benefits in accordance with Mr. Landy's employment contract. Additionally, the Board of Directors has granted to Mr. Landy a loan of $100,000 at an interest rate of 10% due May 21, 1996. Principal and accrued interest is payable at maturity.

      On December 9, 1994, the Company and Eugene W. Landy entered into an Employment Agreement under which, on severance of employment for any reason, Mr. Landy will receive severance of $300,000 payable $100,000 on severance and $100,000 on the first and second anniversaries of severance.

      In the event of disability, Mr. Landy's compensation shall continue for a period of three years, payable monthly.

      On retirement, Mr. Landy shall receive a pension of $40,000 a year for ten years, payable in monthly installments.

      In the event of death, Mr. Landy's designated beneficiary shall receive $300,000, $150,000 thirty days after death and the balance one year after death.

      The Employment Agreement terminates December 31, 1999. Thereafter, the term of the Employment Agreement shall be automatically renewed and extended for successive one-year periods. The Employment Agreement is terminable by either party at any time subject to certain notice requirements.

      Cronheim Management Co. received the sum of $10,540, $17,046 and $11,500 for management fees during the years ended 1995, 1994 and 1993. David Cronheim Company received $11,877 in commissions in 1995. Daniel Cronheim received $2,800 as Director in 1995.

                          SEPTEMBER 30, 1995


NOTE 10 - INCOME TAXES

         Federal Income Tax
         The Company has elected to be taxed as a Real Estate In-vestment Trust under the applicable provisions of the Internal Revenue Code and the comparable New Jersey Statutes. Under such provisions, the Company will not be taxed on that portion of its taxable income distributed currently to shareholders, provided that at least 95% of its taxable income is distributed. As the Company intends to dis-tribute all of its income currently, no provision has been made for Federal income taxes.

         Federal Excise Tax
         The Company does not have an excise tax liability for the calendar years 1995 and 1994 since it intends to or has distributed all of its annual income.

         State Income and Franchise Tax
         State income and franchise taxes for the years ended September 30, 1995, 1994 and 1993 amounted to $41,702, $42,455 and $39,669, respectively. The Company incurs state income taxes in various states. Additionally, certain states recognize REIT status and state taxes in those states are reduced.

NOTE 11 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

         The Company implemented a dividend reinvestment and stock purchase plan (the "Plan") effective December 15, 1987. Under the terms of the Plan, and subsequent offerings, shareholders who par-ticipate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of their market price. Ac-cording to the terms of the Plan, shareholders may also purchase ad-ditional shares, at approximately 95% of their market price by making optional cash payments monthly.

         Amounts received, including dividend reinvestment of $753,459 and $700,591 in 1995 and 1994, respectively and shares issued in connection with the Plan for the years ended September 30, 1995 and 1994 were as follows:

                               9/30/95              9/30/94
Amounts Received*            $1,650,574           $2,348,973
Shares Issued                   326,043              355,068
*These amounts are net of the 5% discount under the plan. The total discount amounted to $80,473 and $96,252 during the fiscal year ended September 30, 1995 and 1994, respectively.

                              SEPTEMBER 30, 1995


NOTE 12 - DISTRIBUTIONS

         The following cash distributions were paid to shareholders during the years ended September 30, 1995 and 1994:

                                1995                    1994
         Quarter Ended    Amount   Per Share      Amount   Per Share

         December 31   $  385,717    $ .125    $  338,867     $ .125
         March 31         396,685      .125       354,399       .125
         June 30          405,352      .125       363,462       .125
         September 30     416,965      .125       377,055       .125
                       __________    ______    __________     ______
                       $1,604,719    $ .500    $1,433,783     $ .500
                       ==========    ======    ==========     ======

      The above amounts do not include discounts under the Dividend Re-investment and Stock Purchase Plan.

      On October 13, 1995, the Company declared a dividend of $.125 to be paid on December 15, 1995 to shareholders of record November 15, 1995.

NOTE 13 - CASH FLOW INFORMATION

         Cash paid during the years ended September 30, 1995, 1994 and 1993 for interest and taxes are as follows:

                            9/30/95         9/30/94        9/30/93

         Interest        $1,372,596      $1,056,827      $ 889,648
         Taxes               45,006          31,838         37,686

      During 1995, 1994 and 1993, the Company had $753,459,  $0 and $0,
respectively   of   dividend  reinvestments  which  required  no   cash
transfers.

      In 1995, equity securities available for sale is shown at fair value pursuant to the 1995 adoption of SFAS 115. The resultant portfolio increase of $58,740 relating to unrealized holding gains is shown as a separate component of shareholders' equity for the year ended September 30, 1995.



                                Page  44
              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                               SCHEDULE X
               SUPPLEMENTARY PROFIT AND LOSS INFORMATION
                   FOR THE YEARS ENDED SEPTEMBER 30,





COLUMN A                                COLUMN B
                                       Charged Directly to Costs and
                                                  Expenses

Item                                        1995      1994      1993

1. Maintenance and Repairs              $ 47,184  $ 95,717  $ 57,696

2. Depreciation and Amortization         944,153   826,322   434,426

3. Real Estate Taxes                     165,454   165,454   157,586










                               Page 45





                         MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                                       SCHEDULE XI
                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   SEPTEMBER 30, 1995




Column A         Column B          Column C         Column D
________         ________       _________________   ________
                                        Buildings,  Capitaliz.
                                        Improve.    Subsequent
Descrp.           Encumbr.        Land  & Equip.    to Acquis.
________          __________  _________ ___________  _________

Industrial Bldg.
 Ramsey, NJ      $       -0-  $  52,639 $   291,500  $ 832,339
Shopping Cntr.
 Somerset, NJ            -0-     55,182     637,097    425,298
Industrial Bldg.
 Monaca, PA              -0-    330,773     878,081    789,456
Industrial Bldg.
 Monsey, NY              -0-    119,910     908,473    773,346
Industrial Bldg.
 Orangeburg, NY    2,350,032    694,720   2,977,372        -0-
Industrial Bldg.
 S.Brunswick, NJ   2,445,000  1,128,000   4,087,400        -0-
Industrial Bldg.
 Greensboro, NC    1,417,065    327,100   1,853,700        -0-
Industrial Bldg.
 Jackson, MS         737,116    218,000   1,233,500        -0-
Industrial Bldg.
 Franklin, MA      2,675,422    566,000   4,148,000        -0-
Industrial Bldg.
 Witchita, KS      1,287,963    268,000   1,518,000        -0-
Industrial Bldg.
 Urbandale, IA     1,274,440    310,000   1,758,000        -0-
Industrial Bldg.
 Richland, MS        877,066    211,000   1,195,000        -0-
Industrial Bldg.
 O'Fallon, MO      2,399,457    264,000   3,302,000        -0-
                 ___________ __________ ___________  __________
                 $15,463,561 $4,545,324 $24,788,123  $2,820,439
                 =========== ========== ===========  ==========

                     MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                              SCHEDULE XI, CONTINUED
                      REAL ESTATE AND ACCUMULATED DEPRECIATION
                                SEPTEMBER 30, 1995




Column A                  Column E (1) (2)             Column F
________            ______________________________     ________
                    Gr. Amt at Which Carried           Accum.
                       September 30, 1995              Deprecia-
Descrp.             Land        Bldg & Imp  Total      tion
________            __________  _________   _______    __________

Industrial Bldg.
 Ramsey, NJ         $   52,639  $1,123,839  $1,176,478  $  468,592
Shopping Cntr.
 Somerset, NJ           55,182   1,062,395   1,117,577     607,804
Industrial Bldg.
 Monaca, PA            330,773   1,667,537   1,998,310     707,931
Industrial Bldg.
 Monsey, NY            119,910   1,681,819   1,801,729     651,737
Industrial Bldg.
 Orangeburg, NY        694,720   2,977,372   3,672,092     271,775
Industrial Bldg.
 S.Brunswick, NJ     1,128,000   4,087,400   5,215,400     329,853
Industrial Bldg.
 Greensboro, NC        327,100   1,853,700   2,180,800     144,680
Industrial Bldg.
 Jackson, MS           218,000   1,233,500   1,451,500      86,481
Industrial Bldg.
 Franklin, MA          566,000   4,148,000   4,714,000     159,532
Industrial Bldg.
 Witchita, KS          268,000   1,518,000   1,786,000      58,382
Industrial Bldg.
 Urbandale, IA         310,000   1,758,000   2,068,000      67,613
Industrial Bldg.
 Richland, MS          211,000   1,195,000   1,406,000      45,960
Industrial Bldg.
 O'Fallon, MO          264,000   3,302,000   3,566,000      42,202
                    __________ ___________ ___________  __________
                    $4,545,324 $27,608,562 $32,153,886  $3,642,542
                    ========== =========== ===========  ==========




                    MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                            SCHEDULE XI, CONTINUED
                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                              SEPTEMBER 30, 1995




Column A          Column G   Column H  Column I
________          _______   ________   ________
                  Date of
                  Construc.  Date      Deprec.
Descrp.           tion      Acquired   Life
________          ________  ________   _______

Industrial Bldg.
 Ramsey, NJ        1969     1969       7-40
Shopping Cntr.
 Somerset, NJ      1970     1970       10-33
Industrial Bldg.
 Monaca, PA        1977     1977*      5-31.5
Industrial Bldg.
 Monsey, NY        1965     1980       30-31.5
Industrial Bldg.
 Orangeburg,NY     1990     1993       31.5
Industrial Bldg.
 S.Brunswick,NJ    1974     1993       31.5
Industrial Bldg.
 Greensboro,NC     1988     1993       31.5
Industrial Bldg.
 Jackson, MS       1988     1993       39
Industrial Bldg.
 Franklin, MA      1969     1994       39
Industrial Bldg.
 Witchita, KS      1974     1994       39
Industrial Bldg.
 Urbandale, IA     1985     1994       39
Industrial Bldg.
 Richland, MS      1986     1994       39
Industrial Bldg.
 O'Fallon, MO      1989     1994       39


*Buildings and improvements reacquired in 1986.

                                      9/30/95          9/30/94        9/30/93
                                _____________     ____________   ____________
Balance - Beginning of Year     $  28,470,788     $ 18,483,260   $  5,741,916
                                _____________     ____________   ____________
Additions:
  Acquisitions                      3,566,000        9,974,000     12,533,157
  Improvements                        117,098          163,115        208,187
                                _____________     ____________   ____________
    Total Additions                 3,683,098       10,137,115     12,741,344
                                _____________     ____________   ____________
Deductions:
  Cost of Real Estate Sold                -0-          149,587            -0-
                                 ____________     ____________   ____________
 Balance - End of Year(1)        $ 32,153,886     $ 28,470,788   $ 18,483,260
                                 ============     ============   ============



              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                          NOTES TO SCHEDULE XI
                             SEPTEMBER 30,




(1) Column E - Reconciliation


                                    1995        1994         1993
Balance - Beginning of Year    $28,470,788  $18,483,260   $5,741,916
                               ___________  ___________   __________
Additions:
  Ramsey, New Jersey                81,953          -0-          -0-
  Somerset, New Jersey              10,784       70,914       32,286
  Monaca, Pennsylvania              21,361       60,778       24,848
  Monsey, New York                   3,000       26,907      164,418
  Morris Plains, New Jersey            -0-        4,516          -0-
  Orangeburg, New York                 -0-          -0-    3,672,092
  South Brunswick, New Jersey          -0-          -0-    5,215,400
  Greensboro, North Carolina           -0-          -0-    2,180,800
  Jackson, Mississippi                 -0-          -0-    1,451,500
  Franklin, Massachusetts              -0-    4,714,000          -0-
  Wichita, Kansas                      -0-    1,786,000          -0-
  Urbandale, Iowa                      -0-    2,068,000          -0-
  Richland, Mississippi                -0-    1,406,000          -0-
  O'Fallon, Missouri             3,566,000          -0-          -0-
                               ___________  ___________  ___________
      Total Additions            3,683,098   10,137,115   12,741,344
                               ___________  ___________  ___________
Retirement/Sales
  Morris Plains, NJ                    -0-     (149,587)         -0-
                               ___________  ___________  ___________
                               $32,153,886  $28,470,788  $18,483,260
                               ===========  ===========  ===========


(2) The aggregate cost for Federal tax purposes approximates historical cost.







                               Page 47




                                    SIGNATURES
     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     Date:  Dec. 12, 1995    By:     S/Eugene W. Landy
                                     Eugene W. Landy, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date:  Dec. 12, 1995    By:     S/Eugene W. Landy
                                     Eugene W. Landy, President and Director

     Date:  Dec. 12, 1995    By:     S/Ernest V. Bencivenga
                                     Ernest V. Bencivenga, Treasurer and
                                         Director

     Date:  Dec. 12, 1995    By:     S/Anna T. Chew
                                     Anna T. Chew, Controller and Director

     Date:  Dec. 12, 1995    By:     S/Daniel D. Cronheim
                                     Daniel D. Cronheim, Director

     Date:  Dec. 12, 1995    By:     S/Boniface DeBlasio
                                     Boniface DeBlasio, Director

     Date:  Dec. 12, 1995    By:     S/Ara K. Hovnanian
                                     Ara K. Hovnanian, Director

     Date:  Dec. 12, 1995    By:     S/Charles P. Kaempffer
                                     Charles P. Kaempffer, Director

     Date:  Dec. 12, 1995    By:     S/Samuel A. Landy
                                     Samuel A. Landy, Director

     Date:  Dec. 12, 1995    By:     S/W. Dunham Morey
                                     W. Dunham Morey, Director

     Date:  Dec. 12, 1995    By:     S/Robert G. Sampson
                                     Robert G. Sampson, Director



                                     Page 48