Form 10-Q
period 1995-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1996-02-12
CIK 67625

Form 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549


            (Mark One)

            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1995

                                         OR

            (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from _______________ to ______________

            For the Quarter ended                      Commission File
            December 31, 1995                          No. 2-29442

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

            ----------------------------------------------------------------
            (Former name, former address and former fiscal year, if changed since last report.)

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was re-quired to file such reports), and (2) has been subject to such
            filing requirements for the past 90 days.     Yes X   No___

            Indicate by check mark whether the financial statements required by instruction H have been reviewed by an independent public ac-
            countant.     Yes ___ No X

            The number of shares or other units outstanding of each of the issuer's classes of securities as of December 31, 1995 was 3,502,642.

                                    Page 1







                       MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         FOR THE QUARTER ENDED DECEMBER 31, 1995

                                     C O N T E N T S

                                                                 Page No.

            Part I -   Financial Information

            Item 1 -   Financial Statements (Unaudited):

                       Balance Sheets                                3

                       Statements of Income                          4

                       Statements of Cash Flows                      5

                       Notes to Financial Statements                 6

            Item 2 -   Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                   7-8

            Part II-   Other Information                             9


            Signatures                                               10























                                    Page 2



                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                                  BALANCE SHEETS
                  AS OF DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
                                                   12/31/95        9/30/95
                                      ASSETS
     Real Estate Investments:
          Land                                   $ 4,545,324     $ 4,545,324
          Buildings, Improvements and
             Equipment, Net of Accumulated
             Depreciation of $3,853,391
             and $3,657,061, respectively         23,774,864      23,966,469
          Mortgage Loans Receivable                  285,712         293,997
                                                 ___________     ___________
             Total Real Estate Investments        28,605,900      28,805,790

     Cash and Cash Equivalents                       374,420         144,019
     Equity Securities Available for Sale at
          Fair Value(Cost $104,335 and
          $214,298 respectively)                     106,980         273,038
     Interest and Other Receivables                  554,044         581,247
     Prepaid Expenses                                133,468         114,815
     Lease Costs - Net of Accumulated
          Amortization                                61,822          59,742
     Other Assets                                    274,648         311,209
                                                 ___________     ___________
     TOTAL ASSETS                                $30,111,282     $30,289,860
                                                 ===========     ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Mortgage Notes Payable                 $14,733,618     $15,463,561
          Deferred Gain - Installment Sale           202,238         208,238
          Other Liabilities                          427,968         370,194
                                                 ___________     ___________
          Total Liabilities                       15,363,824      16,041,993
                                                 ___________     ___________
     Shareholders' Equity:
          Common Stock-Class A-$.01 Par Value,
             8,000,000 Shares Authorized,
             3,502,642 and 3,392,045 Shares
             Issued and Outstanding, respectively     35,026          33,920
          Common Stock-Class B-$.01 Par Value,
             100,000 Shares Authorized, No shares
             Issued or Outstanding                       -0-             -0-
          Additional Paid-in Capital              14,783,545      14,155,207
          Unrealized Holding Gain on
             Equity Securities Available
             for Sale                                  2,645          58,740
          Undistributed Income                       (73,758)            -0-
                                                 ___________     ___________
                 Total Shareholders' Equity       14,747,458      14,247,867
                                                 ___________     ___________
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $30,111,282     $30,289,860
                                                 ===========     ===========
                                    Unaudited
                  See Accompanying Notes to Financial Statements
                                     Page 3


                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                               STATEMENTS OF INCOME
              FOR THE THREE  MONTHS ENDED DECEMBER 31, 1995 AND 1994



                                                 1995                 1994

     INCOME:

       Rental and Occupancy
          Charges                             $1,054,614            $1,077,200
       Interest and Other Income                  77,145                21,430
                                              __________            __________
             TOTAL INCOME                      1,131,759             1,098,630

                                              __________            __________

     EXPENSES:

       Interest Expense                          316,384               350,438
       Real Estate Taxes                          47,684                58,273
       Operating Expenses                         81,512                80,690
       General and Administrative
         Expenses                                138,265               119,570
       Depreciation                              196,329               175,878
                                              __________            __________
             TOTAL EXPENSES                      780,174               784,849
                                              __________            __________
     INCOME BEFORE GAINS                         351,585               313,781

       Gain on Sales of Assets                     6,000                 4,800
                                              __________            __________
     NET INCOME                               $  357,585            $  318,581
                                              ==========            ==========


     PER SHARE INFORMATION

       Weighted Average Shares
         Outstanding                           3,443,273             3,090,327
                                              ==========            ==========


       Net Income  Per Share                  $      .10            $      .10
                                              ==========            ==========




                                    Unaudited
                        See Notes to Financial Statements

                                      Page 4



                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                             STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                                   1995            1994
     CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income                           $  357,585      $  318,581
          Noncash Items Included in Net Income:
             Depreciation                         196,329         175,878
             Amortization                          26,653          30,242
             Gain on Sale of Investments          (72,933)         (4,800)
          Changes In:
             Interest and Other Receivables        27,203         (47,621)
             Prepaid Expenses                     (18,653)         44,493
             Other Assets and Lease Costs           7,828         534,527
             Other Liabilities                     57,774         165,834
                                               __________      __________
     NET CASH PROVIDED FROM OPERATING
             ACTIVITIES                           581,786       1,217,134
                                               __________     ___________
     CASH FLOWS FROM INVESTING ACTIVITIES
          Collections on Installment Sales          8,285           4,578
          Collections on Loans                        -0-             -0-
          Additions to Land, Buildings,
          Improvements and Equipment               (4,724)     (3,629,287)
          Purchase of Equity Securities
            Available for Sale                    (37,754)            -0-
          Proceeds from Sale of Equity
            Securities Available for Sale         214,650             -0-
                                               __________     ___________
     NET CASH PROVIDED FROM (USED IN)
          INVESTING ACTIVITIES                    180,457      (3,624,709)
                                               __________     ___________
     CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from Mortgages                     -0-       2,500,000
          Principal Payments of Mortgages        (729,943)     (1,207,807)
          Proceeds from Issuance of Class A
             Common Stock                         440,171         335,273
          Dividends Paid                         (242,070)       (385,724)
                                              ___________     ___________
     NET CASH PROVIDED FROM (USED IN)
          FINANCING ACTIVITIES                   (531,842)      1,241,742
                                              ___________     ___________
     Net Increase (Decrease)in Cash
          and Cash Equivalents                    230,401      (1,165,833)
     Cash and Cash Equivalents at Beginning
          of Period                               144,019       1,454,240
                                              ___________     ___________
     Cash and Cash Equivalents at End
          of Period                           $   374,420     $   288,407
                                              ===========     ===========

                                    Unaudited
                   See Accompanying Notes to Financial Statements

                                     Page 5




                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjust-ments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 1995 have been omitted.

     NOTE 2 - EQUITY SECURITIES AVAILABLE FOR SALE

     During the quarter ended December 31, 1995, a security held by the Company was liquidated. The Company received $214,650 as a liquidating dividend, resulting in a realized gain of $66,933. This gain has been included in Other Income in the financial statements.

     NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On December 15, 1995, the Company paid $431,343 as a dividend of $.125 per share to shareholders of record November 15, 1995. For the quarter ended December 31, 1995, the Company received $629,444 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). There were 110,597 new shares issued resulting in 3,502,642 shares outstanding.

     NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the quarter ended December 31, 1995 and 1994 for in-terest and taxes are as follows:
                                                  1995           1994

                   Interest                   $  316,384     $ 350,438
                   Taxes                          (1,465)       18,800

     During the quarter ended December 31, 1995 and 1994, the Company had dividend reinvestments of $189,273 and $184,594, respectively, which required no cash transfers.

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                     MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided from operating activities of $581,786 for the current three months as compared to $1,217,134 for the prior period. The Company raised $ 629,444 from the issuance of shares of common stock through a Dividend Reinvestment and Stock Pur-chase Plan (DRIP). Current cash dividends paid amounted to $431,343.

     Equity Securities Available for Sale decreased by $166,058 primarily as the result of the liquidation of one of the Company's security holdings.

     Mortgage notes payable decreased by $729,943 during the three months ended December 31, 1995. This decrease was the result of principal repayments.

                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Rental and occupany charges remained relatively stable for the three months ended December 31, 1995 as compared to the prior period.

     Interest and other income increased by $55,715 for the three months ended December 31, 1995 as compared to the three months ended December 31, 1994. This is primarily as a result of the gain on liquidation of equity securities.

     Interest expense decreased by $34,054 for the three months ended December 31, 1995 as compared to the three months ended December 31, 1994. This was the result of principal repayments.

     Depreciation expense increased by $20,451 for the three months ended December 31, 1995 as compared to the three months ended December 31, 1994 due to the real estate acquisition in October, 1994.

     General and administrative expenses increased by $18,685 for the three months ended December 31, 1995 as compared to the three months ended December 31, 1994 due primarily to an increase in professional fees.

                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities decreased during the three months ended December 31, 1995 to $581,786, as compared to $1,217,134 generated during the three months ended December 31, 1994. This was primarily the result of the decrease in Other Assets during the three months ended December 31, 1994. Other Assets at September 30, 1994 included deposits of $594,693 for the acquisition of a warehouse facility. The acquisition was completed in October, 1994. The Company has been raising capital through the DRIP and investing in net leased industrial properties.

     The Company owns thirteen properties of which nine carried mortgage loans totaling $14,733,618 at December 31, 1995. The Company believes that funds generated from operations, the Dividend Reinvestment and Stock Purchase Plan, together with the ability to finance and refinance its properties and net receivables will provide sufficient funds to ad-equately meet its obligations over the next several years.

     PART II:  OTHER INFORMATION



                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     ITEM 1: LEGAL PROCEEDINGS - None

     ITEM 2  CHANGES IN SECURITIES - None

     ITEM 3: DEFAULTS UPON SENIOR SECURITIES - None

     ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

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


                             MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     Date:  February 9, 1995  By: S/Eugene W. Landy
                                  _________________________________________
                                  EUGENE W. LANDY,
                                  President



     Date:  February 9, 1995  By: S/Anna T. Chew
                                  _________________________________________
                                  ANNA T. CHEW
                                  Controller