Form 10-Q
period 1996-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1996-05-06
CIK 67625

Form 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549


            (Mark One)

            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996

                                         OR

            (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from _______________ to ______________

            For the Quarter ended                            Commission File
            March 31, 1996                                     No. 2-29442

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

            The number of shares or other units outstanding of each of the issuer's classes of securities as of March 31, 1996 was 3,584,878.

                                    Page 1







                       MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                          FOR THE QUARTER ENDED MARCH 31, 1996

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























                                    Page 2





                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                                  BALANCE SHEETS
                   AS OF MARCH 31, 1996 AND SEPTEMBER 30, 1995

                                                    3/31/96         9/30/95
                                      ASSETS
     Real Estate Investments:
          Land                                   $ 4,545,324     $ 4,545,324
          Buildings, Improvements and
             Equipment, Net of Accumulated
             Depreciation of $4,049,720
             and $3,657,061, respectively         23,578,535      23,966,469
          Mortgage Loans Receivable                  277,219         293,997
                                                 ___________     ___________
             Total Real Estate Investments        28,401,078      28,805,790
     Cash and Cash Equivalents                       394,651         144,019
     Equity Securities Available for Sale at
          Fair Value(Cost $104,335 and
          $214,298 respectively)                     123,550         273,038
     Interest and Other Receivables                  532,458         581,247
     Prepaid Expenses                                110,337         114,815
     Lease Costs - Net of Accumulated
          Amortization                                46,748          59,742
     Other Assets                                    312,582         311,209
                                                 ___________     ___________
     TOTAL ASSETS                                $29,921,404     $30,289,860
                                                 ===========     ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Mortgage Notes Payable                 $14,200,169     $15,463,561
          Deferred Gain - Installment Sale           196,238         208,238
          Other Liabilities                          463,886         370,194
                                                 ___________     ___________
          Total Liabilities                       14,860,293      16,041,993
                                                 ___________     ___________
     Shareholders' Equity:
          Common Stock-Class A-$.01 Par Value,
             8,000,000 Shares Authorized,
             3,584,878 and 3,392,045 Shares
             Issued and Outstanding, respectively     35,849          33,920
          Common Stock-Class B-$.01 Par Value,
             100,000 Shares Authorized, No shares
             Issued or Outstanding                       -0-             -0-
          Additional Paid-in Capital              15,250,883      14,155,207
          Unrealized Holding Gain on
             Equity Securities Available
             for Sale                                 19,215          58,740
          Undistributed Income                      (244,836)            -0-
                                                 ___________     ___________
                 Total Shareholders' Equity       15,061,111      14,247,867
                                                 ___________     ___________
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $29,921,404     $30,289,860
                                                 ===========     ===========
                                    Unaudited
                  See Accompanying Notes to Financial Statements
                                     Page 3



                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                               STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                  3 Months     6 Months   3 Months   6 Months
                                    Ended        Ended      Ended      Ended
                                  3/31/96      3/31/96    3/31/95    3/31/95

     INCOME:

       Rental and Occupancy
          Charges                $1,124,490   $2,179,104 $1,030,233 $2,107,433
       Interest and Other Income      4,774       81,919     14,764     36,194
                                 __________   __________ __________ __________
             TOTAL INCOME         1,129,264    2,261,023  1,044,997  2,143,627
                                 __________   __________ __________ __________

     EXPENSES:

       Interest Expense             299,576      615,960    350,475    700,913
       Real Estate Taxes            111,013      158,697     28,609     86,882
       Operating Expenses           117,356      198,868     85,191    165,881
       General and Administrative
         Expenses                   140,260      278,525    144,107    263,677
       Depreciation                 196,329      392,658    187,715    363,593
                                  _________   __________ __________ __________
             TOTAL EXPENSES         864,534    1,644,708    796,097  1,580,946
                                  _________   __________ __________ __________
     INCOME BEFORE GAINS            264,730      616,315    248,900    562,681

       Gain on Sales of Assets        6,000       12,000      4,800      9,600
                                  _________   __________ __________ __________
     NET INCOME                   $ 270,730   $  628,315 $  253,700 $  572,281
                                  =========   ========== ========== ==========


     PER SHARE INFORMATION

       Weighted Average Shares
         Outstanding              3,532,600    3,485,835  3,171,435  3,130,363
                                  =========   ==========  ========= ==========


       Net Income  Per Share      $    0.08   $     0.18  $    0.08 $     0.18
                                  =========   ==========  ========= ==========




                                    Unaudited
                        See Notes to Financial Statements

                                      Page 4




                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                             STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995


                                                  1996            1995

     CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income                           $  628,315     $   572,281
          Noncash Items Included in Net Income:
             Depreciation                         392,658         363,593
             Amortization                          56,658          60,741
             Gain on Sale of Investments          (78,933)         (9,600)
          Changes In:
             Interest and Other Receivables        48,789         (68,811)
             Prepaid Expenses                       4,478         (39,685)
             Other Assets and Lease Costs         (45,037)        531,874
             Other Liabilities                     93,692         (51,098)
                                               __________     ___________
     NET CASH PROVIDED FROM OPERATING
             ACTIVITIES                         1,100,620       1,359,295
                                               __________     ___________
     CASH FLOWS FROM INVESTING ACTIVITIES
          Collections on Installment Sales         16,778          13,983
          Collections on Loans                        -0-             -0-
          Additions to Land, Buildings,
          Improvements and Equipment               (4,724)     (3,657,872)
          Purchase of Equity Securities
            Available for Sale                    (37,754)            -0-
          Proceeds from Sale of Equity
            Securities Available for Sale         214,650             -0-
                                               __________     ___________
     NET CASH PROVIDED OR (USED BY)
          INVESTING ACTIVITIES                    188,950      (3,643,889)
                                               __________     ___________
     CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from Mortgages                     -0-       2,500,000
          Principal Payments of Mortgages      (1,263,392)     (1,515,119)
          Proceeds from Issuance of Class A
             Common Stock                         717,390         400,942
          Dividends Paid                         (492,936)       (405,565)
                                              ___________     ___________
     NET CASH PROVIDED FROM (USED BY)
          FINANCING ACTIVITIES                 (1,038,938)        980,258
                                              ___________     ___________
     Net Increase (Decrease)in Cash
          and Cash Equivalents                    250,632      (1,304,336)
     Cash and Cash Equivalents at Beginning
          of Period                               144,019       1,454,240
                                              ___________     ___________
     Cash and Cash Equivalents at End
          of Period                           $   394,651     $   149,904
                                              ===========     ===========

                                    Unaudited
                   See Accompanying Notes to Financial Statements

                                     Page 5



                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



     NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjust-ments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 1995 have been omitted. Certain amounts in the financial statements for the prior period have been reclassified to conform to the statement presentation for the current period.

     NOTE 2 - EQUITY SECURITIES AVAILABLE FOR SALE

     During the six month period ended March 31, 1996, a security held by the Company was liquidated. The Company received $214,650 as a liquidating dividend, resulting in a realized gain of $66,933. This gain has been included in Other Income in the financial statements.

     NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On March 15, 1996, the Company paid $441,808 as a dividend of $.125 per share to shareholders of record February 15, 1996. The total dividends paid for the six months ended March 31, 1996 amounted to $873,151.

     For the six months ended March 31, 1996, the Company received $1,097,605 from the Dividend Reinvestment and Stock Purchase Plan
     (DRIP). There were 192,833 new shares issued resulting in 3,584,878 shares outstanding.

     NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the six months ended March 31, 1996 and 1995 for in-terest is $615,960 and $700,913, respectively.

     During the six months ended March 31, 1996 and 1995, the Company had dividend reinvestments of $380,215 and $376,845, respectively, which required no cash transfers.

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                     MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided from operating activities of $1,100,620 for the current six months as compared to $1,359,295 for the prior period. The Company raised $1,097,605 from the issuance of shares of common stock through a Dividend Reinvestment and Stock Pur-chase Plan (DRIP). Current cash dividends paid amounted to $873,151.

     Equity Securities Available for Sale decreased by $149,488 primarily as the result of the liquidation of one of the Company's security holdings.

     Mortgage notes payable decreased by $1,263,392 during the six months ended March 31, 1996. This decrease was a result of principal repayments.

                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Rental and occupany charges increased for the quarter ended March 31, 1996 to $1,124,490 as compared to $1,030,233 for the quarter ended March 31, 1995. Rental and occupancy charges increased for the six months ended March 31, 1996 to $2,179,104 as compared to $2,107,433 for the six months ended March 31, 1995. This is due primarily to an acquisition made during fiscal 1995.

     Interest and other income decreased by $9,990 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Interest and other income increased by $45,725 for the six months ended March 31, 1996 as compared to the six months ended March 31, 1995. This is primarily as a result of the gain on liquidation of equity securities.

     Interest expense decreased by $50,899 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Interest expense decreased by $84,953 from $700,913 for the six months ended March 31, 1995 to $615,960 for the six months ended March 31, 1996. This was the result of principal repayments.

     Operating expenses increased by $32,165 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Operating expenses increased from $165,881 for the six months ended March 31, 1995 to $198,868 for the six months ended March 31, 1996. This is primarily as a result of additional costs relating to this year's harsh winter.

     Depreciation expense increased by $8,614 and $29,065 for the three and six month periods ended March 31, 1996, respectively, as compared to the three and six month periods ended March 31, 1995, respectively, due to the real estate acquisition in October, 1994.

     General and administrative expenses decreased by $3,847 and increased by $14,848 for the three and six month periods ended March 31, 1996, respectively as compared to the three and six month periods ended March 31, 1995, respectively, due primarily to an increase in professional fees.


                         LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided by operating activities decreased during the six months ended March 31, 1996 to $1,100,620 as compared to $1,359,295 generated during the six months ended March 31, 1995. This was primarily the result of the decrease in Other Assets during the six months ended March 31, 1995. Other Assets at September 30, 1994 included deposits of $594,693 for the acquisition of a warehouse facility. The acquisition was completed in October, 1994. The Company has been raising capital through the DRIP and investing in net leased industrial properties.

     The Company owns thirteen properties of which nine carried mortgage loans totaling $14,200,169 at March 31, 1996. The Company believes that funds generated from operations, the Dividend Reinvestment and Stock Purchase Plan, together with the ability to finance and refinance its properties and net receivables will provide sufficient funds to ad-equately meet its obligations over the next several years.

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


                             MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     Date: May 3, 1996       By:/s/Eugene W. Landy
                                   EUGENE W. LANDY, President



     Date: May 3, 1996        By:/s/Anna T. Chew
                                    ANNA T. CHEW, Controller