Form 10-Q
period 1996-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1996-08-09
CIK 67625

Form 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549


            (Mark One)

            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

                                         OR

            (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from _______________ to ______________

            For the Quarter ended                            Commission File
            June 30, 1996                                     No. 2-29442

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

            The  number of shares or other units outstanding of each of  the
            issuer's  classes  of  securities  as  of  June  30,   1996  was
            3,697,025.

                       MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                           FOR THE QUARTER ENDED JUNE 30, 1996

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

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                                  BALANCE SHEETS
                    AS OF JUNE 30, 1996 AND SEPTEMBER 30, 1995

                                                    6/30/96         9/30/95
                                      ASSETS
     Real Estate Investments:
          Land                                   $ 4,929,924     $ 4,545,324
          Buildings, Improvements and
             Equipment, Net of Accumulated
             Depreciation of $4,230,901
             and $3,657,061, respectively         25,558,120      23,966,469
          Mortgage Loans Receivable                  268,511         293,997
                                                 ___________     ___________
             Total Real Estate Investments        30,756,555      28,805,790
     Cash and Cash Equivalents                       152,115         144,019
     Equity Securities Available for Sale at
          Fair Value(Cost $358,806 and
          $214,298 respectively)                     375,476         273,038
     Interest and Other Receivables                  551,196         581,247
     Prepaid Expenses                                113,974         114,815
     Lease Costs - Net of Accumulated
          Amortization                                31,672          59,742
     Other Assets                                    273,866         311,209
                                                 ___________     ___________
     TOTAL ASSETS                                $32,254,854     $30,289,860
                                                 ===========     ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Loans and Mortgage Notes
          Payable                                $15,963,147     $15,463,561
          Deferred Gain - Installment Sale           190,238         208,238
          Other Liabilities                          522,292         370,194
                                                 ___________     ___________
          Total Liabilities                       16,675,677      16,041,993
                                                 ___________     ___________
     Shareholders' Equity:
          Common Stock-Class A-$.01 Par Value,
             8,000,000 Shares Authorized,
             3,697,025 and 3,392,045 Shares
             Issued and Outstanding, respectively     36,970          33,920
          Common Stock-Class B-$.01 Par Value,
             100,000 Shares Authorized, No shares
             Issued or Outstanding                       -0-             -0-
          Additional Paid-in Capital              15,888,051      14,155,207
          Unrealized Holding Gain on
             Equity Securities Available
             for Sale                                 16,670          58,740
          Undistributed Income                      (362,514)            -0-
                                                 ___________     ___________
                 Total Shareholders' Equity       15,579,177      14,247,867
                                                 ___________     ___________
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $32,254,854     $30,289,860
                                                 ===========     ===========
                                    Unaudited
                  See Accompanying Notes to Financial Statements
                                     Page 3


                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                               STATEMENTS OF INCOME
            FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                                  3 Months     9 Months   3 Months   9 Months
                                    Ended        Ended      Ended      Ended
                                  6/30/96      6/30/96    6/30/96    6/30/96



     INCOME:

       Rental and Occupancy
          Charges                $1,119,184   $3,298,288 $1,021,527 $3,128,960
       Interest and Other Income     28,998      110,917     18,410     54,604
                                 __________   __________ __________ __________
             TOTAL INCOME         1,148,182    3,409,205  1,039,937  3,183,564
                                 __________   __________ __________ __________

     EXPENSES:

       Interest Expense             315,299      931,259    342,398  1,043,311
       Real Estate Taxes             51,360      210,057     54,831    141,713
       Operating Expenses            89,114      287,982     94,311    260,192
       General and Administrative
         Expenses                   164,305      442,829    151,518    415,195
       Depreciation                 196,147      588,806    203,715    567,308
                                  _________   __________ __________ __________
             TOTAL EXPENSES         816,225    2,460,933    846,773  2,427,719
                                  _________   __________ __________ __________
     INCOME BEFORE GAINS            331,957      948,272    193,164    755,845

       Gain on Sales of Assets        6,000       18,000      4,800     14,400
                                  _________   __________ __________ __________
     NET INCOME                   $ 337,957   $  966,272 $  197,964 $  770,245
                                  =========   ========== ========== ==========


     PER SHARE INFORMATION

       Weighted Average Shares
         Outstanding              3,635,491    3,535,794  3,252,010  3,169,860
                                  =========   ==========  ========= ==========


       Net Income  Per Share      $    0.09   $     0.27  $    0.06 $     0.24
                                  =========   ==========  ========= ==========




                                    Unaudited
                        See Notes to Financial Statements





                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                             STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                   1996            1995
     CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income                           $  966,272     $   770,245
          Noncash Items Included in Net Income:
             Depreciation                         588,806         567,308
             Amortization                          83,799         107,445
             Gain on Sale of Investments          (84,933)        (14,400)
          Changes In:
             Interest and Other Receivables        30,051         (90,515)
             Prepaid Expenses                         841         (10,307)
             Other Assets and Lease Costs         (18,386)        527,741
             Other Liabilities                    152,098          57,817
                                               __________     ___________
     NET CASH PROVIDED FROM OPERATING
             ACTIVITIES                         1,718,548       1,915,334
                                               __________     ___________
     CASH FLOWS FROM INVESTING ACTIVITIES
          Collections on Installment Sales         25,486          46,651
          Collections on Loans                        -0-             -0-
          Additions to Land, Buildings,
          Improvements and Equipment           (2,565,057)     (3,664,389)
          Purchase of Equity Securities
            Available for Sale                   (292,225)            -0-
          Proceeds from Sale of Equity
            Securities Available for Sale         214,650             -0-
                                               __________     ___________
     NET CASH PROVIDED OR (USED BY)
          INVESTING ACTIVITIES                 (2,617,146)     (3,617,738)
                                               __________     ___________
     CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from Loans and Mortgages     2,500,000       2,500,000
          Principal Payments of Loans
             and Mortgages                     (2,000,414)     (2,168,247)
          Proceeds from Issuance of Class A
             Common Stock                       1,158,866       1,217,655
          Dividends Paid                         (751,758)     (1,187,764)
                                              ___________     ___________
     NET CASH PROVIDED FROM (USED BY)
          FINANCING ACTIVITIES                    906,694         361,644
                                              ___________     ___________
     Net Increase (Decrease)in Cash
          and Cash Equivalents                      8,096      (1,340,760)
     Cash and Cash Equivalents at Beginning
          of Period                               144,019       1,454,240
                                              ___________     ___________
     Cash and Cash Equivalents at End
          of Period                           $   152,115     $   113,480
                                              ===========     ===========

                                    Unaudited
                   See Accompanying Notes to Financial Statements

                                     Page 5

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS




     NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjust-ments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 1995 have been omitted. Certain amounts in the financial statements for the prior period have been reclassified to conform to the statement presentation for the current period.

     NOTE 2 - EQUITY SECURITIES AVAILABLE FOR SALE

     During the nine month period ended June 30, 1996, a security held by the Company was liquidated. The Company received $214,650 as a liquidating dividend, resulting in a realized gain of $66,933. This gain has been included in Other Income in the financial statements. The Company also purchased additional securities totaling $292,225 during this period.

     NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On June 15, 1996, the Company paid $455,635 as a dividend of $.125 per share to shareholders of record May 15, 1996. The total dividends paid for the nine months ended June 30, 1996 amounted to $1,328,786.

     For the nine months ended June 30, 1996, the Company received $1,735,894 from the Dividend Reinvestment and Stock Purchase Plan
     (DRIP). There were 304,980 new shares issued resulting in 3,697,025 shares outstanding.

     NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the nine months ended June 30, 1996 and 1995 for in-terest is $931,259 and $1,043,311, respectively.

     During the nine months ended June 30, 1996 and 1995, the Company had dividend reinvestments of $577,028 and $571,725, respectively, which required no cash transfers.

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                     NOTES TO FINANCIAL STATEMENTS (Contd.)





     NOTE 5 - ACQUISITIONS

     On May 10, 1996, the Company purchased a 67,926 square foot warehouse facility in Virginia Beach, Virginia for approximately $2,500,000. This warehouse facility is 100% net-leased to the Raytheon Service Company (Raytheon). The Company entered into a $1,500,000 mortgage loan with Life Savings Bank at a rate of 8.5% (subject to an adjustment after five years) which matures on June 1, 2021. The Company used $1,000,000 of its line of credit with United Jersey Bank, of which $500,000 was subsequently repaid.

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                     MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided from operating activities of $1,718,548 for the current nine months as compared to $1,915,334 for the prior period. The Company raised $1,735,894 from the issuance of shares of common stock through a Dividend Reinvestment and Stock Pur-chase Plan (DRIP). Current cash dividends paid amounted to $1,328,786.

     Equity Securities Available for Sale increased by $102,438 primarily as the result of the purchase of stock at a cost of $292,225, offset by the liquidation of one of the Company's security holdings.

     Loans and Mortgage notes payable increased by $499,586 during the nine months ended June 30, 1996. This increase was a result of new loans for the purchase of the Raytheon Building (See Note 5), offset by principal repayments.

                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Rental and occupany charges increased for the quarter ended June 30, 1996 to $1,119,184 as compared to $1,021,527 for the quarter ended June 30, 1995. Rental and occupancy charges increased for the nine months ended June 30, 1996 to $3,298,288 as compared to $3,128,960 for the nine months ended June 30, 1995. This is due primarily to acquisitions made during fiscal 1995 and 1996.

     Interest and other income increased by $10,588 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Interest and other income increased by $56,313 for the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995. This is primarily as a result of the gain on liquidation of equity securities.

     Interest expense decreased by $27,099 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Interest expense decreased by $112,052 from $1,043,311 for the nine months ended June 30, 1995 to $931,259 for the nine months ended June 30, 1996. This was the result of principal repayments offset by new loans.

     Operating expenses remained relatively stable for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Operating expenses increased from $260,192 for the nine months ended June 30, 1995 to $287,982 for the nine months ended June 30, 1996. This is primarily as a result of additional costs relating to this year's harsh winter.

     Depreciation expense increased by $21,498 for the nine month period ended June 30, 1996, as compared to the nine month period ended June 30, 1995 due to the real estate acquisition in October, 1994.

     General and administrative expenses increased by $12,787 and $27,634 for the three and nine month periods ended June 30, 1996, respectively, as compared to the three and nine month periods ended June 30, 1995, respectively, due primarily to an increase in professional fees.


                         LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided by operating activities decreased during the nine months ended June 30, 1996 to $1,718,548 as compared to $1,915,334 generated during the nine months ended June 30, 1995. This was primarily the result of the decrease in Other Assets during the nine months ended June 30, 1995. Other Assets at September 30, 1994 included deposits of $594,693 for the acquisition of a warehouse facility. The acquisition was completed in October, 1994. The Company has been raising capital through the DRIP and investing in net leased industrial properties.

     The Company owns fourteen properties of which ten carried mortgage loans totaling $15,963,147 at June 30, 1996. The Company believes that funds generated from operations, the Dividend Reinvestment and Stock Purchase Plan, together with the ability to finance and refinance its properties and net receivables will provide sufficient funds to adequately meet its obligations over the next several years.

     PART II:  OTHER INFORMATION



                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     ITEM 1: LEGAL PROCEEDINGS - None

     ITEM 2  CHANGES IN SECURITIES - None

     ITEM 3: DEFAULTS UPON SENIOR SECURITIES - None

     ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

             The Annual Meeting of Shareholders was held on April 25, 1996 to elect a Board of Directors for the ensuing year, and to approve the selection of Independent Auditors, pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

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


                             MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     Date: August 6, 1996       By: /s/Eugene W. Landy
                                    EUGENE W. LANDY,
                                    President



     Date: August 6,1996        By: /s/Anna T. Chew
                                    ANNA T. CHEW
                                    Controller