Form 10-K
period 1996-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1996-12-20
CIK 67625

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549
                                    FORM 10-K
     (Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
     For the fiscal year ended       September 30, 1996
                                        or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 (No Fee Required)
     For the transition period from                    to

     Commission File Number      0-4258

               Monmouth Real Estate Investment Corporation
     (Exact name of registrant as specified in its charter)

               Delaware                                 22-1897375
     (State or other jurisdiction of              (I.R.S.Employer
      incorporation or organization)               Identification No.)

          125 Wyckoff Road, Eatontown, NJ            07724
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

           Indicate  by check if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
     Form 10-K or any amendment to this Form 10-K    X  .

           The aggregate market value of voting stock held by non-affiliates of the Registrant was $20,260,031 (based on 3,241,605 shares of common stock at the closing price of $6.25 per share) on November 15, 1996.

           There were 3,872,548 shares of common stock outstanding as of November 15, 1996.

     Documents   Incorporated  by  Reference:    Exhibits incorporated   by
     reference are listed in Part IV, Item (a) (3).

                                      PART I

     ITEM 1 - BUSINESS

           Monmouth Real Estate Investment Corporation (the Company) is a corporation operating as a qualified real estate investment trust under Sections 856-858 of the Internal Revenue Code.

           Currently, the Company derives its income primarily from real estate rental operations. The Company has approximately 1,065,000 square feet of property, of which approximately 282,000 square feet, or 26%, is leased to the Keebler Company, and approximately 145,000 square feet, or 14%, is leased to the Amway Corporation. During 1996 and 1995, rental income and occupancy charges from properties leased to the Keebler Company and Amway Corporation approximated 53% and 57% of total rental and occupancy charges, respectively.

           The Company at September 30, 1996 had investments in fourteen properties. (See Item 2 for detailed description of the properties.) These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri and Virginia. All properties are managed by a management company. Monsey, New York and Monaca, Pennsylvania are not net-leased. The remaining twelve properties are all leased on a net basis.

           The Company does not have an advisory contract. Its properties are managed by the David Cronheim Management Company under a management contract which is in effect on a year to year basis. The David Cronheim Management Company received $17,825 in 1996 and $10,540 in 1995 for the management of various properties. The David Cronheim Company also received $21,777 in commissions in 1996 and $11,877 in 1995.

           The Company competes with other investors in real estate for attractive investment opportunities. These investors include other "equity" real estate investment trusts, limited partnerships, syndica-tions and private investors, among others.

           The Company has a flexible investment policy concentrating its investments in the area of net-leased industrial properties. The Company's strategy is to obtain a favorable yield spread between the yield from the net-leased industrial properties and mortgage interest costs. With the current interest rates, this is increasingly difficult. However, the Company continues to purchase net-leased industrial properties, since management believes that there is a potential for long-term capital appreciation through investing in well-located industrial properties. There is the risk that, on expiration of current leases, the properties can become vacant or re-leased at lower rents. The results obtained by the Company by re-leasing the properties will depend on the market for industrial properties at that time. The Company will also invest in the securities of other real estate investment trusts (REITs) and may, from time to time, invest in mortgages. In 1997, the Company plans to acquire $15,000,000 of net-leased industrial properties. The Company also plans to acquire up to $5,000,000 in the securities of other REITs.

     Under New Jersey Environmental Laws, inspections of the properties are made and certificates of compliance are obtained upon the sale of property or upon a change of tenancy. Therefore, there is no assurance that, in connection with compliance with state environmental regulations, substantial capital expenditures would not be incurred at the time the Company desired to sell its properties or at the time of a change of tenancy. Management is not aware of any material environmental problems affecting the Company's properties.


     ITEM 2 - DETAILED DESCRIPTION OF PROPERTIES AND MORTGAGES


           The Company operates as a real estate investment trust. Its portfolio is primarily in equity holdings, some of which have been long-term holdings carried on the financial statements of the Company at depreciated cost. It is believed that their current market values exceed both the original cost and the depreciated cost. The following are photographs of the Company's equity holdings at September 30, 1996, together with a brief description of each. (See Item 14, Schedule III for additional information on Real Estate and Accumulated Depreciation and Item 14, Note 7 of the Notes to the Financial Statements for a discussion of encumbrances on these equity holdings).

                              PICTURE OF PROPERTY









                               SOMERSET, NEW JERSEY

           The Company owns a two-thirds interest in this Somerset, New Jersey, shopping center. The remaining one-third interest is owned by D & E Realty, an unrelated entity. All assets, liabilities, income and expense are allocated to the owners based upon their respective owner-ship percentages. The total rentable space in this shopping center excluding the Taco Bell, Inc. property mentioned below, is approximately 42,800 square feet. This shopping center was 100% oc-cupied at September 30, 1996. Effective October 1, 1995, the main store was leased on a net-net basis. This lease expires on September 30, 2000. The Company's portion of the annual rental income on this facility is approximately $286,000. In addition 21,365 square feet of land was leased to Taco Bell, Inc. on which a free-standing restaurant was completed during 1993.




                              PICTURE OF PROPERTY










                                RAMSEY, NEW JERSEY

           Ramsey Industrial Park, located on E. Crescent Avenue in Ramsey, New Jersey is a 42,719 square foot building leased on a net-net basis to Bogen Photo, Inc. This lease was extended by agreement to 2001. The current annual rental income is approximately $224,000.

                              PICTURE OF PROPERTY








                                 MONSEY, NEW YORK

           This steel and block building, located at 40 Robert Pitt Drive, Monsey, New York, was purchased by the Company on September 30, 1980, for $1,025,000. The 55,000 square foot building includes four ware-houses of about 11,000 square feet each and 10,000 square feet of offices in the front. The current annual rental income is approximately $304,000. At September 30, 1996, this property was 93% occupied.







                              PICTURE OF PROPERTY











                               MONACA, PENNSYLVANIA

           The Moor Industrial Park is located in Monaca, Pennsylvania. It consists of approximately 292,000 feet of rentable space located on 23 acres. The leases are all short term at relatively low rents. The current annual rental income is approximately $374,000. At September 30, 1996, this property was 64% occupied. This property has 1,200 feet of undeveloped river frontage.

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








                              PICTURE OF PROPERTY







                               JACKSON, MISSISSIPPI

           This 26,340 square foot warehouse facility, located in Jackson, Mississippi was purchased July 30, 1993 for a purchase price of $1,435,000. This is the third in a series of warehouses occupied by the Keebler Company on a net-net lease. The average annual rental income over the term of the lease is approximately $169,000. This lease expires September 30, 2003. This facility is currently unoccupied. The Keebler Company has secured a tenant to sub-lease this facility.

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

                              PICTURE OF PROPERTY








                                 URBANDALE, IOWA


           This 36,150 square foot warehouse facility in Urbandale, Iowa was purchased on March 31, 1994 for the purchase price of $2,055,000. This is the sixth of the acquisitions of Keebler Company net-leased warehouses. The average annual rental income over the term of the lease is approximately $225,000. This lease expires June 30, 2000. The Keebler Company has sub-leased this facility.









                              PICTURE OF PROPERTY








                              RICHLAND, MISSISSIPPI


           This 36,000 square foot warehouse facility was purchased on March 31, 1994 for the purchase price of $1,400,000. This facility is 100% net-leased to the Federal Express Corporation for an annual rental income of approximately $140,000 over the term of the lease. This lease expires on March 31, 2004.
                                      Page 9

                              PICTURE OF PROPERTY






                                  O'FALLON, MISSOURI

           On October 13, 1994, the Company purchased a 102,135 square foot warehouse facility in O'Fallon, Missouri. This warehouse facility is 100% net-leased to PPG Industries, Inc. The purchase price was $3,525,000. The average annual rental income over the term of the lease is approximately $353,000. This lease expires June 30, 2001.








                             PICTURE OF PROPERTY









                            VIRGINIA BEACH, VIRGINIA

              On  May 10,  1996,  the Company purchased a 67,926 square foot warehouse facility in Virginia Beach, Virginia for approximately $2,500,000. This warehouse facility is 100% net-leased to the Raytheon Service Company. The annual rental income will be approximately $307,000. This lease expires February 28, 2001.

   ITEM 3 - LEGAL PROCEEDINGS

           None

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No  matters were submitted during the fourth quarter of 1996 to a
   vote   of  security  holders  through  the  solicitation  of  proxies  or otherwise.

                                    PART II


   ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                    MATTERS

           The shares of Class A common stock of Monmouth Real Estate In-vestment Corporation are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ symbol MNRTA). The per share range of high and low market prices and distributions paid to shareholders during each quarter of the last two years were as follows:

                   1996                                 1995
               Market Price                         Market Price
   Fiscal Qtr.  High   Low   Distrib.   Fiscal Qtr.  High   Low  Distrib.
     First       6    5-1/8  $.125        First     6-1/8    5     $.125
     Second    6-1/4  5-1/4   .125        Second    5-3/4    5      .125
     Third     6-3/8  5-9/16  .125        Third       6    5-1/4    .125
     Fourth      6    5-3/8   .125        Fourth    5-3/4  4-7/8    .125
                              ____                                  ____
                              $.50                                  $.50
                              ====                                  ====

           The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

           On September 30, 1996, the closing price was 5-5/8.

           As of September 30, 1996, there were approximately 925 sharehold-ers of record with shares of Class A common stock of the Company.

           It is the Company's intention to continue distributing quarterly dividends. On September 25, 1996, the Company declared a dividend of $.125 to be paid on December 16, 1996 to shareholders of record November 15, 1996.

   ITEM 6 - SELECTED FINANCIAL DATA

                                   September 30,
                      1996       1995       1994        1993        1992
   INCOME STATEMENT DATA:

   Total Income  $ 4,607,434 $ 4,240,859 $ 3,870,841 $3,398,116 $ 2,737,876
   Total Expenses  3,233,584   3,293,692   2,856,210  2,134,666   1,598,339
   Gains on Sales
     of Assets-
     Investment
     Property         22,249      38,766     392,416     16,551      46,349
   Net Income      1,396,099     985,933   1,407,047  1,280,001   1,185,886
   Net Income
     Per Share           .39         .31         .49        .51         .51

   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   BALANCE SHEET DATA:

   Total Assets  $32,538,076 $30,289,860 $29,234,128 $22,550,291 $16,505,882
   Long-Term
     Obligations  14,197,529  14,522,503  13,681,614   7,708,382   5,833,656
   Shareholders'
     Equity       16,109,382  14,247,867  13,157,339  10,835,102   9,146,452

   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   OTHER INFORMATION:

   Average Number
     of Shares
     Outstanding   3,584,364   3,212,064   2,878,951   2,536,034   2,304,506

   Funds from
     Operations*  $2,159,146  $1,730,871  $1,640,707  $1,632,022  $1,319,079

   Funds from
     Operations*
     Per Share           .60         .54         .57         .64         .57

   Cash Dividends
     Per Share          0.50        0.50        0.50        0.50        0.50



   *Defined as net income, excluding gains (or losses) from sales of assets, plus depreciation.


     ITEM 6 - SELECTED FINANCIAL DATA (CONT'D)

                        SUMMARY OF OPERATIONS BY PROPERTY
                        FOR THE YEARS ENDED SEPTEMBER 30,



                                         1996         1995        1994

           Net Rental Income
     Somerset, New Jersey           $  226,065   $   58,814   $  231,751
     Morris Plains, New Jersey*            -0-          -0-       31,926
     Ramsey, New Jersey                177,242      180,301      176,150
     Monaca, Pennsylvania              145,356      142,576      184,907
     Monsey, New York                  201,997      237,034      166,558
     Orangeburg, New York              176,241      155,360      102,753
     South Brunswick, New Jersey       280,857      157,965       79,391
     Greensboro, North Carolina         30,621       28,994       27,133
     Jackson, Mississippi               67,227       61,474       53,956
     Franklin, Massachusetts           224,684      206,608      166,112
     Wichita, Kansas                    24,052       21,936       17,205
     Urbandale, Iowa                    92,834       83,855       39,478
     Richland, Mississippi              44,260       38,843          289
     O'Fallon, Missouri                 63,508       84,769          -0-
     Virginia Beach, Virginia           27,854          -0-          -0-
                                    __________   __________   __________

           Net Rental Income         1,782,798    1,458,529    1,377,609

     Net Interest and Other Income     125,812       59,757      118,208
                                    __________   __________   __________

           TOTAL                     1,908,610    1,518,286    1,495,817

     Genl. & Administrative Expenses  (534,760)    (571,119)    (481,186)
                                    __________   __________   __________

           Income Before Gains       1,373,850      947,167    1,014,631

     Gain on Sale of Assets-
       Investment Property              22,249       38,766      392,416
                                    __________   __________   __________

           NET INCOME               $1,396,099   $  985,933   $1,407,047
                                    ==========   ==========   ==========



     * This property was sold during fiscal 1994.


     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Liquidity and Capital Resources

           Monmouth Real Estate Investment Corporation (the Company) op-erates as a real estate investment trust deriving its income primarily from real estate rental operations. At September 30, 1996, the Company increased shareholders' equity to $16,109,382 as compared to $14,247,867 in 1995. The Company's net income was $1,396,099 in 1996 as compared to $985,933 in 1995 and $1,407,047 in 1994.

           The Company finances its purchases primarily through mortgages on its acquisitions. The Company has a $1,000,000 line of credit for acquisition purposes. On October 4, 1996, the Company entered into a $5,000,000 term loan which may be used for working capital purposes and which bears interest at 1/2% above prime rate. Principal and Interest payments are due quarterly. This loan matures October 4, 2001.

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

           The Company's focus is on equity investments. During the past four years, the Company purchased ten net-leased warehouse facilities at an aggregate cost of approximately $28,500,000. The Company incurred a total of approximately $20,000,000 in debt relating to these purchases.

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

           Cash provided from operations amounted to $2,183,561 in 1996 as compared to $2,267,039 in 1995 and $1,256,811 in 1994.

           At September 30, 1996, the Company had total liabilities of $16,428,694 and total assets of $32,538,076. Accordingly, the Company believes that it has the ability to meet its obligations and to generate funds for new investments.

           The Company has a Dividend Reinvestment and Stock Purchase Plan. During 1996, a total of $2,292,469 in additional capital was raised. The success of the Plan resulted in a substantial improvement in the Company's liquidity and capital resources in 1996. It is anticipated that a comparable level of participation will continue in the Plan in fiscal 1997. Therefore, the Company anticipates that the Plan will result in further increased liquidity and capital resources in 1997.


                              Results of Operations

           The Company's activities primarily generate rental income. Net income for the fiscal year ended September 30, 1996 was $1,396,099 as compared to $985,933 in 1995 and $1,407,047 in 1994. Net rental income for the fiscal year ended September 30, 1996 was $1,782,798 as compared to $1,458,529 in 1995 and $1,377,609 in 1994. The following is a discussion of the results of operations by location.

           Somerset, New Jersey
           During 1996, net rental income increased primarily as a re-sult of the main store being fully occupied. During 1995, net rental income decreased due to a decrease in occupancy in the main store.

           Morris Plains, New Jersey
           Net rental income in 1996 and 1995 was -0- as the property was sold on March 28, 1994, resulting in a realized gain of $374,000.

     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

           Ramsey, New Jersey
           Net rental income remained relatively stable for 1996 and 1995.

           Monaca, Pennsylvania
           Net rental income remained relatively stable in 1996.   The
           decrease in net rental income during 1995 is the result of decreased occupancy due to the loss of one tenant.

           Monsey, New York
           Net  rental  income remained relatively stable for 1996  as
           compared  to  1995.   Net rental income  increased  $70,000
           during 1995 as a result of increased occupancy and rates.

           Orangeburg, New York
           This warehouse facility was acquired during 1993. It is net-leased to the Keebler Corporation (Keebler). Average monthly rental income over the term of the lease is $36,094. Net rental income remained relatively stable in 1996. Net rental income increased in 1995 due to the inclusion of amortization of loan costs on a loan which was refinanced that year.

           South Brunswick, New Jersey
           This warehouse facility was acquired during 1993. It is net-leased to the Amway Corporation. Average monthly rental income over the term of the lease is $49,555. Net rental income increased $123,000 during 1996. This increase was a result of a decrease in interest expense due to principal repayments. Net rental income remained relatively stable in 1995.

           Greensboro, North Carolina
           This warehouse facility was acquired during 1993. It is net-leased to Keebler. Average monthly rental income over the term of the lease is $19,435. Net rental income during 1996 and 1995 remained relatively stable.

           Jackson, Mississippi
           This warehouse facility was acquired during 1993. It is net-leased to Keebler. Average monthly rental income over the term of the lease is $14,073. Net rental income during 1996 and 1995 remained relatively stable.

     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

           Franklin, Massachusetts
           This warehouse facility was acquired during 1994. It is net-leased to Keebler. Average monthly rental income over the term of the lease is $43,027. Net rental income remained relatively stable during 1996. Net rental income increased during 1995, since 1995 represented a full year's income.

           Wichita, Kansas
           This warehouse facility was acquired during 1994. It is net-leased to Keebler. Average monthly rental income over the term of the lease is $16,242. Net rental income remained relatively stable during 1996. Net rental income increased during 1995, since 1995 represented a full year's income.

           Urbandale, Iowa
           This warehouse facility was acquired during 1994. It is net-leased to Keebler. Average monthly rental income over the term of the lease is $18,780. Net rental income remained relatively stable during 1996. Net rental income increased during 1995, since 1995 represented a full year's income.

           Richland, Mississippi
           This warehouse facility was acquired during 1994. It is net-leased to the Federal Express Corporation. Average monthly rental income over the term of the lease is $11,700. Net rental income remained relatively stable during 1996. Net rental income increased during 1995, since 1995 represented a full year's income.

           O'Fallon, Missouri
           This warehouse facility was acquired during 1995. It is net-leased to PPG Industries, Inc. Average monthly rental income over the term of the lease is $29,376. Net rental income decreased during 1996 due to an increase in depreciation expense over 1995's half year convention.

           Virginia Beach, Virginia
           This warehouse facility was acquired during 1996.  It is net-
           leased to Raytheon Service Company.  Average   monthly rental
           income over the term of the lease is $25,555.

           The Company also generated income from its investments in securities available for sale and mortgages receivable. The increase in 1996 was primarily due to a gain of $66,933 on the sale of securities available for sale. The decrease in 1995 was primarily the result of a decrease in mortgages receivable. During 1994, the Company no longer made mortgage loans. The Company shifted from mortgage investments to equity investments.

     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


           General and administrative expenses remained relatively stable in
     1996.   General  and  administrative  expenses  increased  during  1995 primarily as a result of increased professional fees.

     The Company recognized a deferred gain from the Howell Township installment sale of approximately $22,000, $39,000 and $18,000 for 1996, 1995 and 1994, respectively. In addition, the Company sold the Morris Plains, NJ property during 1994 for a gain of approximately $374,000.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data listed in  Part  VI,
     Item 14 are incorporated herein by reference and filed as part of this report.

        The following is the Unaudited Selected Quarterly Financial Data:


               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                            THREE MONTHS ENDED
--------------------------------------------------------------------------
FISCAL 1996               12/31/95      3/31/96      6/30/96      9/30/96
--------------------------------------------------------------------------
Total Income            $1,131,759    $1,129,264   $1,148,182   $1,198,229
Total Expenses             780,174       864,534      816,225      772,651
Gains on Sales of
 Assets- Investment
 Property                    6,000         6,000        6,000        4,249
Net Income                 357,585       270,730      337,957      429,827
Net Income per Share           .10           .08          .09          .12

                            THREE MONTHS ENDED
--------------------------------------------------------------------------
FISCAL 1995               12/31/94      3/31/95      6/30/95      9/30/95
--------------------------------------------------------------------------
Total Income            $1,098,630    $1,044,997   $1,039,937   $1,057,295
Total Expenses             784,849       796,097      846,773      865,973
Gains on Sales of
 Assets-Investment
 Property                    4,800         4,800        4,800       24,366
Net Income                 318,581       253,700      197,964      215,688
Net Income per Share           .10           .08          .06          .07

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         DISCLOSURE

        None
                                 Page 18

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                         Principal Occupation   Director  Shares     Percent
  Name Age and Title        Past Five Years       Since   Owned (1) of Stock

Ernest V. Bencivenga Financial Consultant;         1968   7,822        0.21%
(78)                 Treasurer and Director (1961
Treasurer and        to present) and Secretary (1967
Director             to present) of Monmouth Capital
                     Corporation; Director (1969
                     to present) and Secretary/
                     Treasurer (1984 to present) of
                     United Mobile Homes, Inc.

Anna T. Chew         Certified Public Accountant;  1993   5,985 (2)    0.16%
(38)                 Controller (1991 to present)
Controller and       and Director (1994 to present)
Director             of Monmouth Capital Corporation;
                     Vice President (1995 to present),
                     Director (1994 to present),and
                     Chief Financial Officer (1991 to
                     1995) of United Mobile Homes, Inc.
                     Senior Manager (1987 to 1991)
                     of KPMG Peat Marwick.

Daniel D. Cronheim   Attorney at Law, Daniel D.    1989  15,645        0.41%
(42)                 Cronheim, Esq. (1982 to
Director             present); Executive Vice
                     President (1989 to present) and
                     General Counsel (1983 to present)
                     of David Cronheim Company.

Boniface DeBlasio    Chairman of the Board         1968  10,788        0.28%
(75)                 (1968 to present) and
Director             Director (1961 to present) of
                     Monmouth Capital Corporation.

Ara K. Hovnanian     President (1988 to present)   1989      41         --
(37)                 and Director (1981 to
Director             present) of Hovnanian
                     Enterprises, Inc., a publicly-
                     owned company specializing
                     in the construction of housing.

Charles P. Kaempffer Investor; Director (1970      1974  35,909 (3)     .95%
(59)                 to present) of Monmouth
Director             Capital Corporation; Director
                     (1969 to present) of United
                     Mobile Homes, Inc.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(CONT'D)

                         Principal Occupation   Director   Shares     Percent
  Name Age and Title        Past Five Years       Since    Owned (1) of Stock

Eugene W. Landy      Attorney at Law, Landy and    1968  351,495 (4)    9.25%
(63)                 Landy; President and
President, CEO       Director (1961 to present) of
and Director         Monmouth Capital Corporation;
                     Chairman of the Board (1995
                     to present), Director (1969
                     to present) and President
                     (1969 to 1995) of United Mobile
                     Homes, Inc.

Samuel A. Landy      Attorney at Law (1987 to      1989  104,538 (5)    2.75%
(35)                 present) of Landy and Landy;
Director             President (1995 to
                     present), Director (1991 to
                     present), and Vice President
                     (1991 to 1995) of United
                     Mobile Homes, Inc.;Director
                     (1994 to present) of Monmouth
                     Capital Corporation.

W. Dunham Morey      Certified Public Accountant,  1968   45,946 (6)    1.21%
(74)                 W. Dunham Morey, CPA;
Director             Director (1961 to present) of
                     Monmouth Capital Corporation.

Robert G. Sampson    Investor; Director (1963 to   1968   67,774 (7)    1.78%
(71)                 present) of Monmouth Capital
Director             Corporation; Director (1969 to
                     present) of United Mobile
                     Homes, Inc.; Director (1972 to
                     1993) of United Jersey Bank,
                     N.A. (formerly Franklin
                     State Bank); General Partner (1983
                     to present) of Sampco, Ltd., an
                     investment group.

     (1) Beneficial ownership, as defined herein, includes Class A Common Stock as to which a person has or shares voting and/or investment power.

     (2) Held jointly with Ms. Chew's husband; includes 1,019 shares held in Ms. Chew's 401(k) Plan.

     (3) Includes (a) 13,540 shares owned by Mr. Kaempffer's wife; and (b) 1,080 shares in joint name with Mrs. Kaempffer.

     (4) Includes (a) 62,659 shares owned by Mr. Landy's wife; (b) 151,908 shares held in the Landy & Landy, P.C. Profit Sharing Plan, of which Mr. Landy is a Trustee with power to vote; and (c) 116,594 shares held in the Landy & Landy, P.C. Pension Plan, of which Mr. Landy is a Trustee with power to vote. Excludes 34,875 shares held by Mr. Landy's adult children, in which he disclaims any beneficial interest.

     (5) Includes (a) 2,708 shares owned by Mr. Landy's wife, and (b) 19,812 shares held in custodial accounts for Mr. Landy's minor children under the Uniform Gift to Minors' Act in which he dis-claims any beneficial interest, but has power to vote, and (c) 5,535 shares held in Mr. Landy's 401(k) Plan.

     (6)   Includes 10,638 shares owned by Mr. Morey's wife.

     (7) Includes 40,020 shares owned by the estate of Mr. Sampson's wife and 6,000 shares held by Sampco, Ltd. in which he has a benefi-cial interest.

           The Directors as a class own 645,943 shares, which is 17% of the outstanding shares.

     ITEM 11 - EXECUTIVE COMPENSATION

     Summary Compensation Table

           The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 1996, 1995 and 1994 to the Chief Executive Officer. There were no other executive officers whose aggregate cash compensation exceeded $100,000:

                                              Annual Compensation
     Name and Principal Position       Year    Salary    Bonus    Other

     Eugene W. Landy                   1996     None     None   $173,203(1)
     Chief Executive Officer           1995     None     None   $162,445
                                       1994     None     None   $142,130

     (1) Represents Director's fees of $3,200 paid to Mr. Landy, management fees of $107,503, legal fees of $3,500 paid to the firm of Landy & Landy and $59,000 accrual for pension and other benefits in accordance with Mr. Landy's employment contract.

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

           Cronheim Management Company received the sum of $17,825 in 1996 for management fees. David Cronheim Company received $21,777 in 1996 for commissions. These totals are based on amounts paid or accrued during the fiscal year. Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

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

     Evaluation

           The  Company's  funds from operations continue  to increase.  The
     Committee reviewed the progress made by Eugene W. Landy, Chief Executive Officer, in shifting the Company's focus from mortgage loans to equity properties. The Committee also noted that Mr. Landy's current compensation was less than the average salary received by Chief Executive Officers of other REIT's. His base compensation under this contract is $100,000 per year. The Committee has decided to grant Mr. Landy a bonus of $10,000 in 1996.

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

                          Monmouth Real
                         Estate Investment
                           Corporation        NAREIT       S&P 500

          1991                 100             100           100
          1992                 127             113           108
          1993                 162             147           124
          1994                 158             141           131
          1995                 152             158           159
          1996                 173             189           189

     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

           On September 30, 1996, no person owned of record or was known by the Company to own beneficially more than five percent of the shares of the Corporation, except as follows:
                                                 Amount and Nature
     Title of       Name and Address               of Beneficial   Percent
      Class        of Beneficial Owner               Ownership     of Class

     Class A       Eugene W. Landy                   351,495        9.25%
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

                                     PART IV


     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K

     (a)(1)The following Financial Statements are filed as part of this report:

                                                                   Page(s)
     (i)   Independent Auditors' Report                               28

     (ii)  Balance Sheets as of September 30, 1996 and 1995           29

     (iii) Statements of Income for the years ended
           September 30, 1996, 1995 and 1994                          30

     (iv)  Statements of Shareholders' Equity
           for the years ended September 30, 1996, 1995 and 1994      31

     (v)   Statements of Cash Flows for the years ended
           September 30, 1996, 1995 and 1994                          32

     (vi)  Notes to the Financial Statements                       33 - 43

     (a)(2)The following Financial Statement Schedule is filed as part of this report:

     (i)   Schedule III - Real Estate and Accumulated Depreciation
           as of September 30, 1996                                44 - 46

     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONT'D)




     (a)(3)Exhibits

        (3)Articles of Incorporation and By-Laws

        (i)Reference is hereby made to the Certificate of Incorporation of Monmouth Real Estate Investment
           Corporation filed with the Securities and Exchange
           Commission on April 3, 1990 on Form S-4 (Registration
           No. 33-34103).

       (ii)Reference is hereby made to the By-laws of Monmouth
           Real Estate Investment Corporation filed with the
           Securities and Exchange Commission on April 3, 1990
           on Form S-4 (Registration No. 33-34103)

       (10)Material Contracts
           (a) Employment Agreement with Mr. Eugene W. Landy dated December 9, 1994 is incorporated by reference to that filed with the Company's Form 10-K filed with the Securities and Exchange Commission on December 28, 1994.

           (b) Employment Agreement with Mr. Ernest V. Bencivenga dated November 9, 1993 is incorporated by reference to that filed with the Company's Form 10-K filed with the Securities and Exchange Commission on December 28, 1994.

       (28)Additional Exhibits

           Reference is hereby made to the Agreement and Plan of Merger dated April 23, 1990 by and between Monmouth Real Estate Investment Trust and Monmouth Real Estate Investment Corporation filed with the Securities and Exchange Commission on April 3, 1990 on Form S-4 (Registration No. 33-34103).

     Report on Form 8-K

           None

                         Independent Auditors' Report

     The Board of Directors and Shareholders
     Monmouth Real Estate Investment Corporation:


     We have audited the financial statements of Monmouth Real Estate Investment Corporation as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the each of the years in the three year period ended September 30, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the financial statements, effective October 1, 1994, the Company changed its method of accounting for debt and equity securities.



                               /s/ KPMG Peat Marwick LLP

     Short Hills, New Jersey
     November 22, 1996

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                                  BALANCE SHEETS
                               AS OF SEPTEMBER 30,

     ASSETS                                          1996          1995

     Real Estate Investments:
       Land                                      $ 4,929,924  $ 4,545,324
       Buildings, Improvements and Equipment,
          net of Accumulated Depreciation of
          $4,494,322 and $3,657,061,respectively  25,294,699   23,966,469
       Mortgage Loans Receivable                     262,585      293,997
                                                 ___________  ___________

     Total Real Estate Investments                30,487,208   28,805,790

     Cash and Cash Equivalents                       244,394      144,019
     Securities Available for Sale
       at Fair Value                                 607,975      273,038
     Interest and Other Receivables                  552,091      581,247
     Prepaid Expenses                                123,669      114,815
     Lease Costs-Net of Accumulated
       Amortization                                   55,347       59,742
     Other Assets                                    467,392      311,209
                                                 ___________  ___________

     TOTAL ASSETS                                $32,538,076  $30,289,860
                                                 ===========  ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities:
     Mortgage Notes Payable                      $15,216,610  $15,463,561
     Loans Payable                                   500,000          -0-
     Deferred Gains-Installment Sales                185,989      208,238
     Other Liabilities                               526,095      370,194
                                                 ___________  ___________

     Total Liabilities                            16,428,694   16,041,993
                                                 ___________  ___________
     Shareholders' Equity:
     Common Stock-Class A-$.01 Par Value,
       8,000,000 Shares Authorized; 3,800,924
       and 3,392,045 Shares Issued and
       Outstanding in 1996 and 1995,
       respectively                                   38,009       33,920
     Common Stock-Class B-$.01 Par Value,
       100,000 Shares Authorized, No shares
       Issued or Outstanding                             -0-          -0-
     Additional Paid-in Capital                   16,044,359   14,155,207
     Unrealized Holding Gains on
       Securities Available for Sale                  27,014       58,740
                                                 ___________  ___________

     Total Shareholders' Equity                   16,109,382   14,247,867
                                                 ___________  ___________

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $32,538,076  $30,289,860
                                                 ===========  ===========

     See Accompanying Notes to the Financial Statements.

                                     Page 29

                   MONMOUTH REAL ESTATE INVESTMENT
CORPORATION
                               STATEMENTS OF INCOME
                        FOR THE YEARS ENDED SEPTEMBER 30,



                                             1996        1995        1994

     INCOME:

       Rental and Occupancy Charges       $4,474,279   $4,168,549  $3,676,207
       Interest and Other Income             133,155       72,310     194,634
                                          __________   __________  __________

     TOTAL INCOME                          4,607,434    4,240,859   3,870,841
                                          __________   __________  __________

     EXPENSES:

       Interest Expense                    1,252,180    1,372,596   1,108,683
       Management Fees                        17,825       10,540      17,046
       Real Estate Taxes                     268,594      214,527     165,454
       Professional Fees                     342,417      314,335     241,611
       Operating Expenses                    302,752      340,204     447,407
       Office and General Expense            166,287      229,386     233,133
       Director Fees                          31,300       28,400      16,800
       Depreciation                          852,229      783,704     626,076
                                          __________   __________  __________

     TOTAL EXPENSES                        3,233,584    3,293,692   2,856,210
                                          __________   __________  __________

     Income Before Gains                   1,373,850      947,167   1,014,631
       Gains on Sale of Assets-
       Investment Property                    22,249       38,766     392,416
                                          __________   __________  __________

           NET INCOME                     $1,396,099  $   985,933  $1,407,047
                                          ==========   ==========  ==========

     PER SHARE INFORMATION:

       Average Number of Shares
         Outstanding                       3,584,364    3,212,064   2,878,951
                                          ==========   ==========  ==========

       Income Before Gains                $      .38  $       .30  $      .35
       Gain on Sales of Assets                   .01          .01         .14
                                          __________   __________  __________

           NET INCOME                     $      .39  $       .31  $      .49
                                          ==========   ==========  ==========

     See Accompanying Notes to the Financial Statements.


                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                        STATEMENTS OF SHAREHOLDERS' EQUITY
                         FOR THE YEARS ENDED SEPTEMBER 30

                                                                      UnReal.
                                                                      Holding
                                                                      Gain on
                                                                       Secur.
                                                Additional             Avail.
                               Common Stock      Paid-In    Undistrib.  for
                              Number   Amount    Capital     Income    Sale
     Balance Sept. 30, 1993  2,710,934 $27,109 $10,451,362   $356,631  $  -0-

     Shares Issued in
       connection with the
       Dividend Reinvestment
       and Stock Purchase
       Plan                    355,068   3,551   2,345,422        -0-     -0-
     Distributions                 -0-     -0-         -0- (1,433,783)    -0-

     Net Income                    -0-     -0-         -0-  1,407,047     -0-
                             _________  ______   _________  _________  ______

     Balance Sept. 30, 1994  3,066,002 $30,660 $12,796,784 $  329,895 $   -0-

     Shares Issued in
      connection with the
      Dividend Reinvestment
      and Stock Purchase
      Plan                     326,043   3,260   1,647,314         -0-    -0-
     Distributions                 -0-     -0-    (288,891) (1,315,828)   -0-

     Net Income                    -0-     -0-         -0-     985,933    -0-

     Unrealized Holding
      Gains on Securities
      Available for Sale           -0-     -0-         -0-        -0-  58,748
                             _________  ______   _________  _________  ______

     Balance Sept. 30, 1995  3,392,045 $33,920 $14,155,207 $      -0- $58,740

     Shares Issued in
      connection with the
      Dividend Reinvestment
      and Stock Purchase
      Plan                     408,879   4,089   2,288,380       -0-     -0-
     Distributions                 -0-     -0-    (399,228)(1,396,099)   -0-

     Net Income                    -0-     -0-         -0-  1,396,099    -0-

     Unrealized Holding
      Gains on Securities
      Available for Sale           -0-     -0-         -0-       -0- (31,726)
                             _________  ______   _________  ________ _______

     Balance Sept. 30, 1996  3,800,924 $38,009 $16,044,359 $     -0- $27,014
                             ========= ======= =========== ========= =======
     See Accompanying Notes to the Financial Statements.

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                             STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,

                                            1996        1995       1994

     CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income                       $1,396,099  $ 985,933   $1,407,047
       Noncash Items Included
         in Net Income:
           Depreciation                    852,229    783,704      626,076
           Amortization                     73,122    160,449      200,246
           Gains on Sales of Assets-
             Investment Property           (22,249)   (38,766)    (392,416)
           Gains on Sales of Equity
             Securities                    (66,933)       -0-          -0-
       Changes In:
           Interest & Other Receivables     29,156   (142,887)     (72,234)
           Prepaid Expenses                 (8,854)      (209)     (12,805)
           Other Assets and Lease Costs   (224,910)   520,096     (592,529)
           Other Liabilities               155,901     (1,281)      93,426
                                        __________  _________   __________

     NET CASH PROVIDED FROM OPERATING
       ACTIVITIES                        2,183,561  2,267,039    1,256,811
                                        __________  _________   __________

     CASH FLOWS FROM INVESTING ACTIVITIES
       Collections on Installment Sales     31,412     54,732       25,923
       Collections on Loans                    -0-        -0-    3,571,321
       Proceeds from Sales of Investment
           Property                            -0-        -0-      469,568
       Purchase of Securities
         Available for Sale               (514,380)       -0-          -0-
       Proceeds from Sale of
         Securities Available for Sale     214,650        -0-          -0-
       Additions to Land, Buildings,
         and Improvements               (2,565,059) (3,683,098) (10,137,115)
                                        __________   _________  ___________

     NET CASH USED IN INVESTING
       ACTIVITIES                       (2,833,377) (3,628,366)  (6,070,303)
                                        __________   _________  ___________

     CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from Mortgages           1,500,000   2,500,000   15,085,014
       Net Proceeds (Repayments) from
         Short Term Borrowings             500,000         -0-     (500,000)
       Principal Payments of Mortgages  (1,746,951) (2,494,749) (10,298,478)
       Proceeds from Issuance of
         Class A Common Stock            1,512,604     897,115    2,348,973
       Dividends Paid                   (1,015,462)   (851,260)  (1,433,783)
                                        __________   _________  ___________
     NET CASH PROVIDED FROM
      FINANCING ACTIVITIES                 750,191      51,106    5,201,726
                                        __________   _________  ___________

     Net Increase (Decrease) in Cash       100,375  (1,310,221)     388,234
     Cash and Cash Equivalents
       at Beginning of Year                144,019   1,454,240    1,066,006
                                        __________   _________  ___________

     CASH AND CASH EQUIVALENTS
       AT END OF YEAR                   $  244,394 $   144,019   $1,454,240
                                        ========== ===========   ==========
     See Accompanying Notes to the Financial Statements.

                                     Page 32

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1996


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Description of the Business

              Monmouth Real Estate Investment Corporation (the Company) operates as a real estate investment trust deriving its income primarily from real estate rental operations. As of September 30, 1996 and 1995, rental properties consist of fourteen and thirteen respectively, commercial holdings. These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri and Virginia.

              Use of Estimates

              In preparing the financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

              Gains and Deferred Gains on Installment Sales

              Gains on the sale of real estate investments are recognized by the full accrual method when the criteria for the method are met. Gen-erally, the criteria are met when the profit on a given sale is determinable, and the seller is not obliged to perform significant ac-tivities after the sale to earn the profit. Alternatively, when the foregoing criteria are not met, the Company recognizes gains by the in-stallment method. At September 30, 1996 and 1995, there was one de-ferred gain related to the sale of the following real estate investment:

                                                   Deferred Gain
              Year of Sale       Property        9/30/96      9/30/95
                  1986       Howell Township    $185,989      $208,238

                                SEPTEMBER 30, 1996

     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

              Securities Available for Sale

              On October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 addresses the accounting and reporting requirements for investments in securities that have readily determinable values and all investments in debt securities. SFAS 115 requires the classification of securities among three categories: held-to-maturity, trading and available-for- sale.

              The Company's securities are classified as available-for-sale and are carried at fair value in 1996 and 1995. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized.

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

              Reclassifications

              Certain amounts in the financial statements for the prior years have been reclassified to conform to the statement presentation for the current year.

     NOTE 2 - MORTGAGE LOANS RECEIVABLE

           The following is a summary of the mortgage loans receivable at September 30, 1996 and 1995:
                                 Rate    Maturity   9/30/96      9/30/95
     Bonim Associates, Inc.
      Howell Township Property    10%      1997    $262,585     $293,997
                                                   ========    =========
                                    Page 34

                              SEPTEMBER 30, 1996

     NOTE 2 - MORTGAGE LOANS RECEIVABLE (CONT'D)

           The original amount of the mortgage receivable with Bonim Associates, Inc. was $514,000.

     NOTE 3 - REAL ESTATE INVESTMENTS

              The following is a summary of the cost and accumulated depre-ciation of the Company's property and equipment at September 30, 1996 and 1995:

                                                      Buildings
                                                     Improvements   Accumul.
     September 30, 1996                    Land     and Equipment    Deprec.

     NEW JERSEY:
       Ramsey              Ind. Building $   52,639  $1,123,839  $  496,432
       Somerset(1)         Shopping Cntr.    55,182   1,062,395     648,406
       South Brunswick     Ind. Building  1,128,000   4,087,400     459,633

     PENNSYLVANIA:
       Monaca              Ind. Building    330,773   1,672,262     779,931

     NEW YORK:
       Monsey              Ind. Building    119,910   1,707,553     707,476
       Orangeburg          Ind. Building    694,720   2,977,372     366,307

     NORTH CAROLINA:
       Greensboro          Ind. Building    327,100   1,853,700     203,565

     MISSISSIPPI:
       Jackson             Ind. Building    218,000   1,233,500     125,645
       Richland            Ind. Building    211,000   1,195,000      76,600

     MASSACHUSETTS:
       Franklin            Ind. Building    566,000   4,148,000     265,886

     KANSAS:
       Wichita             Ind. Building    268,000   1,518,000      97,322

     IOWA:
       Urbandale           Ind. Building    310,000   1,758,000     112,688

     MISSOURI:
       O'FALLON            Ind. Building    264,000   3,302,000     126,867

     VIRGINIA:
       Virginia Beach      Ind. Building    384,600   2,150,000      27,564
                                         __________ ___________  __________

           Total at September 30, 1996   $4,929,924 $29,789,021  $4,494,322
                                         ========== ===========  ==========
     (1) This represents the Company's 2/3 interest in a joint venture.

                                SEPTEMBER 30, 1996


     NOTE 3 - REAL ESTATE INVESTMENTS (CONT'D)



                                                     Buildings,
                                                    Improvements   Accumul.
     September 30, 1995                     Land    and Equipment   Deprec.

     NEW JERSEY:
       Ramsey              Ind. Building $   52,639  $1,123,839  $  468,592
       Somerset (1)        Shopping Cntr.    55,182   1,062,395     607,804
       Eatontown           Admin.Office         -0-      14,968      14,519
       South Brunswick     Ind. Building  1,128,000   4,087,400     329,853

     PENNSYLVANIA:
       Monaca              Ind. Building    330,773   1,667,537     707,931

     NEW YORK:
       Monsey              Ind. Building    119,910   1,681,819     651,737
       Orangeburg          Ind. Building    694,720   2,977,372     271,775

     NORTH CAROLINA:
       Greensboro          Ind. Building    327,100   1,853,700     144,680

     MISSISSIPPI:
       Jackson             Ind. Building    218,000   1,233,500      86,481
       Richland            Ind. Building    211,000   1,195,000      45,960

     MASSACHUSETTS
       Franklin            Ind. Building    566,000   4,148,000     159,532

     KANSAS
       Wichita             Ind. Building    268,000   1,518,000      58,382

     IOWA
       Urbandale           Ind. Building    310,000   1,758,000      67,613

     MISSOURI
       O'Fallon            Ind. Building    264,000   3,302,000      42,202
                                         __________ ___________  __________

           Total at September 30, 1995   $4,545,324 $27,623,530  $3,657,061
                                         ========== ===========  ==========

     (1) This represents the Company's 2/3 interest in a joint venture.

                               SEPTEMBER 30, 1996

     NOTE 4 - ACQUISITIONS

           On May 10, 1996, the Company purchased a 67,926 square foot warehouse facility in Virginia Beach, Virginia. This warehouse facility is 100% net-leased to the Raytheon Service Company (Raytheon). The total purchase price, including closing costs, was $2,534,600. The Company entered into a $1,500,000 mortgage loan with Life Savings Bank at an interest rate of 8.5% (subject to an adjustment after five years based on the US Treasury Index, plus 2.5%) which matures on June 1, 2021. The Company also used $1,000,000 of its line of credit with Summit Bank (Summit), formerly United Jersey Bank, of which $700,000 was subsequently repaid.

           On October 13, 1994, the Company purchased a 102,135 square foot warehouse facility in O'Fallon, Missouri. This warehouse facility is 100% net-leased to PPG Industries, Inc. The total purchase price, including closing costs, was $3,566,000. The Company obtained a $2,500,000 mortgage on this property from Midwestern United Life Insurance Company (Midwestern). This mortgage payable is at an interest rate of 8.5% (subject to an adjustment after five years, at Midwestern's option) and is due on November 1, 2007. Midwestern has the right to accelerate the maturity to November 1, 2004. In addition to this mortgage, the Company used $1,000,000 of its then existing line of credit with NatWest NJ Bank. This line of credit was subsequently repaid. The purchase of this warehouse facility was part of a tax-free exchange in accordance with the Internal Revenue Code.

     NOTE 5 - SECURITIES AVAILABLE FOR SALE

              The following is a summary of securities available for sale at September 30, 1996 and 1995:

                                       9/30/96                9/30/95
                                             Market                 Market
     Description                   Cost      Value      Cost        Value
     Prudential Realty Trust
      Income Shares            $      -0-  $     -0-   $147,717  $  197,438
     HRE Properties               205,528    219,600     66,581      75,600
     MGI Properties               122,125    131,250        -0-         -0-
     Mid America Realty Inv.Inc.  162,275    168,625        -0-         -0-
     Sizeler Properties Inv 8%
      Convert Sub Debent. Due
      7/15/2003 DTD 5/13/93        91,033     88,500        -0-         -0-
                               __________  _________  _________  __________

           Total               $  580,961  $ 607,975  $ 214,298  $  273,038
                               ==========  =========  =========  ==========

     On December 1, 1995, shares of Prudential Realty Trust were sold. The Company received $214,650, resulting in a realized gain of $66,933. This gain has been included in Other Income in the Financial Statements.

                               SEPTEMBER 30, 1996

     NOTE 6 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

           The Company has approximately 1,065,000 feet of property, of which approximately 282,000 square feet or 26% is leased to Keebler and approximately 145,000 square feet or 14% is leased to the Amway Corporation at September 30, 1996. Rental and occupancy charges from Keebler totalled approximately $1,773,000, $1,772,000 and $1,547,000 for the years ended September 30, 1996, 1995 and 1994 respectively. Rental and occupancy charges from the Amway Corporation totalled approximately $595,000 for each of the years ended September 30, 1996, 1995 and 1994. During 1996, 1995 and 1994 rental income and occupancy charges from properties leased to the Keebler Company and Amway Corporation approximated 56%, 57% and 58% of total rental and occupancy charges, respectively.

    NOTE 7 - MORTGAGE NOTES PAYABLE

           The following is a summary of the mortgages payable at September 30, 1996 and 1995:
                                         Fiscal             Balance
     Mortgage                    Rate   Maturity      9/30/96     9/30/95
     Industrial Building
     Orangeburg, New York          7%    2004       $2,158,097 $ 2,350,032

     Industrial Building
     South Brunswick, NJ         P+1%    1998        1,470,000   2,445,000

     Industrial Building
     Jackson, Mississippi        8.5%    2008          703,964     737,116

     Industrial Building
     Greensboro, North Carolina   10%    1998        1,400,043   1,417,065

     Industrial Building
     Franklin, Massachusetts       7%    2004        2,456,910   2,675,422

     Industrial Building
     Wichita, Kansas           10.25%    2016        1,269,021   1,287,963

     Industrial Building
     Urbandale, Iowa               7%    2004        1,170,352   1,274,440

     Industrial Building
     Richland, Mississippi       7.5%    2004          813,606     877,066

     Industrial Building
     O'Fallon, Missouri          8.5%    2007        2,280,493   2,399,457

     Industrial Building
     Virginia Beach, VA          8.5%    2021        1,494,124         -0-
                                                   ___________ ___________

     Total Mortgage Notes Payable                  $15,216,610 $15,463,561
                                                   =========== ===========
                                 Page 38

                                SEPTEMBER 30, 1996


     NOTE 7 - REAL ESTATE MORTGAGE NOTES PAYABLE (CONT'D)

              Principal on the foregoing debt is scheduled to be paid as follows:

              Years Ending September 30, 1997        $ 1,019,081
                                         1998          3,565,273
                                         1999            957,734
                                         2000          1,031,811
                                         2001          1,111,684
                                    Thereafter         7,531,027
                                                     ___________

                       Total                         $15,216,610
                                                     ===========

     Lines of Credit

           The Company has a $1,000,000 line of credit with Summit at an interest rate of prime plus 1%. This line of credit is secured by a second mortgage on the South Brunswick Industrial Building and may be used for any purpose. As of September 30, 1996, the Company utilized $500,000 of this line.

     NOTE 8 - INCOME FROM LEASES

           The Company derives income primarily from operating leases on its commercial properties. In general, these leases are written for peri-ods up to ten years with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rents due under noncancellable leases at September 30, 1996 are scheduled as follows: 1997- $4,060,446; 1998 - $3,333,832; 1999 - $3,055,200; 2000 - $2,998,317;
     thereafter - $3,568,142.

     NOTE 9 - RELATED PARTY TRANSACTIONS

              Certain Directors and Officers of the Company are also Di-rectors and Officers of United Mobile Homes, Inc. (United). The Company made loans to United, all of which were repaid in fiscal 1994. Interest income from United was $116,187 for the fiscal year ended September 30, 1994.

           Eugene W. Landy received $3,200, $2,800 and $1,600 during the years ended 1996, 1995 and 1994, respectively, as Director. The firm of Landy & Landy received $111,003, $100,645 and $140,530 during the year ended 1996, 1995 and 1994, respectively, as management and legal fees. An accrual of $59,000 was made in 1996 and 1995 for pension and other benefits in accordance with Mr. Landy's employment contract. Additionally, the Board of Directors has granted to Mr. Landy a loan of $100,000 at an interest rate of 10% due May 23, 1997. Principal and accrued interest is payable at maturity.
                                   Page 39

                                SEPTEMBER 30, 1996


     NOTE 9 - RELATED PARTY TRANSACTIONS (CONT'D)

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

           Cronheim Management Company received the sum of $17,825, $10,540 and $17,046 for management fees during the years ended 1996, 1995 and 1994, respectively. David Cronheim Company received $21,777, $11,877 and $141,133 in commissions in 1996, 1995 and 1994, respectively. Daniel Cronheim received $3,350, $2,800 and $1,600 for Director and Committee fees in 1996, 1995 and 1994, respectively.

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

              Federal Excise Tax
              The Company does not have an excise tax liability for the calendar years 1996 and 1995 since it intends to or has distributed all of its annual income.

                              SEPTEMBER 30, 1996


     NOTE 11 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

              The Company implemented a dividend reinvestment and stock purchase plan (the "Plan") effective December 15, 1987. Under the terms of the Plan, and subsequent offerings, shareholders who par-ticipate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of market price. According to the terms of the Plan, shareholders may also purchase additional shares, at approximately 95% of market price by making optional cash payments monthly.

              Amounts received , including dividend reinvestment of $779,865 and $753,459 in 1996 and 1995, respectively and shares issued in connection with the Plan for the years ended September 30, 1996 and 1995 were as follows:

                                    9/30/96           9/30/95

     Amounts Received*            $2,292,469        $1,650,574
     Shares Issued                   408,879           326,043

     *These amounts are net of the 5% discount under the plan. The total discount amounted to $79,889 and $80,473 during the fiscal year ended September 30, 1996 and 1995, respectively.

     NOTE 12 - DISTRIBUTIONS

              The following cash distributions were paid to shareholders during the years ended September 30, 1996 and 1995:

                                     1996                 1995
              Quarter Ended    Amount    Per Share   Amount   Per Share

              December 31   $  431,342    $ .125    $385,717     $ .125
              March 31         441,807      .125     396,685       .125
              June 30          455,637      .125     405,352       .125
              September 30     466,541      .125     416,965       .125
                            __________    ______  __________     ______

                            $1,795,327    $ .500  $1,604,719     $ .500
                            ==========    ======  ==========     ======

           The above amounts do not include discounts under the Dividend Re-investment and Stock Purchase Plan.

           On September 25, 1996, the Company declared a dividend of $.125 to be paid on December 16, 1996 to shareholders of record November 15, 1996.

                                SEPTEMBER 30, 1996


     NOTE 13 - CASH FLOW INFORMATION

              Cash paid  during  the years ended September 30, 1996, 1995 and
     1994   for   interest   is   $1,252,180,    $1,372,596  and   $1,056,827
     respectively.

           During  1996,  1995 and 1994,  the Company had $779,865,  $753,459
     and $-0-, respectively, of dividends which were reinvested that required no cash transfers.

           In 1996 and 1995, equity securities available for sale is shown at fair value pursuant to the 1995 adoption of SFAS 115. The resultant portfolio increases of $27,014 and $58,740, respectively, relating to unrealized holding gains are shown as a separate component of shareholders' equity.

     NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

           The Company is required to disclose certain information about fair values of financial instruments, as defined in Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments."

           Limitations

           Estimates of fair value are made at a specific point in time based upon where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. For a portion of the Company's financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

                                 SEPTEMBER 30, 1996



     NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT'D)


           The fair value of cash and cash equivalents and mortgage loans receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values. The fair value of mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at a current market rate of interest.

     NOTE 15 - SUBSEQUENT EVENTS

           On October 4, 1996, the Company entered into a $5,000,000 term loan with Summit, which may be used for acquisitions or working capital purposes. This loan bears interest at Prime plus 1/2%. Principal payments of $250,000 plus interest are due quarterly. This loan matures on October 4, 2001. The outstanding balance on this loan is $4,000,000 as of November 19, 1996.


         MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                        SCHEDULE III
          REAL ESTATE AND ACCUMULATED DEPRECIATION
                     SEPTEMBER 30, 1996




Column A         Column B          Column C         Column D
________         ________       _________________   ________
                              Initial Cost
                                        Buildings,  Capitaliz.
                                        Improve.    Subsequent
Descrp.           Encumbr.        Land  & Equip.    to Acquis.
________          __________  _________ ___________  _________

Industrial Bldg.
 Ramsey, NJ      $       -0-  $  52,639 $   291,500  $ 832,339
Shopping Cntr.
 Somerset, NJ            -0-     55,182     637,097    425,298
Industrial Bldg.
 Monaca, PA              -0-    330,773     878,081    794,181
Industrial Bldg.
 Monsey, NY              -0-    119,910     908,473    799,080
Industrial Bldg.
 Orangeburg, NY    2,158,097    694,720   2,977,372        -0-
Industrial Bldg.
 S.Brunswick, NJ   1,470,000  1,128,000   4,087,400        -0-
Industrial Bldg.
 Greensboro, NC    1,400,043    327,100   1,853,700        -0-
Industrial Bldg.
 Jackson, MS         703,964    218,000   1,233,500        -0-
Industrial Bldg.
 Franklin, MA      2,456,910    566,000   4,148,000        -0-
Industrial Bldg.
 Witchita, KS      1,269,021    268,000   1,518,000        -0-
Industrial Bldg.
 Urbandale, IA     1,170,352    310,000   1,758,000        -0-
Industrial Bldg.
 Richland, MS        813,606    211,000   1,195,000        -0-
Industrial Bldg.
 O'Fallon, MO      2,280,493    264,000   3,302,000        -0-
Industrial Bldg.
 Virginia Bch, VA  1,494,124    384,600   2,150,000        -0-
                 ___________ __________ ___________ __________
                 $15,216,610 $4,929,924 $26,938,123 $2,850,898
                 =========== ========== =========== ==========


               MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         SCHEDULE III, CONTINUED
                REAL ESTATE AND ACCUMULATED DEPRECIATION
                           SEPTEMBER 30, 1996




Column A                  Column E (1) (2)              Column F
________            _________________________________   ________
                       Gross Amt at Which Carried
                          September 30, 1996             Accum.
                               Bldg, Equip             Deprecia-
Descript.              Land     & Improv.     Total      tion
__________          __________ ___________  __________ __________

Industrial Bldg.
 Ramsey, NJ         $   52,639  $1,123,839  $1,176,478 $  496,432
Shopping Cntr.
 Somerset, NJ           55,182   1,062,395   1,117,577    648,406
Industrial Bldg.
 Monaca, PA            330,773   1,672,262   2,003,035    779,931
Industrial Bldg.
 Monsey, NY            119,910   1,707,553   1,827,463    707,476
Industrial Bldg.
 Orangeburg, NY        694,720   2,977,372   3,672,092    366,307
Industrial Bldg.
 S.Brunswick, NJ     1,128,000   4,087,400   5,215,400    459,633
Industrial Bldg.
 Greensboro, NC        327,100   1,853,700   2,180,800    203,565
Industrial Bldg.
 Jackson, MS           218,000   1,233,500   1,451,500    125,645
Industrial Bldg.
 Franklin, MA          566,000   4,148,000   4,714,000    265,886
Industrial Bldg.
 Witchita, KS          268,000   1,518,000   1,786,000     97,322
Industrial Bldg.
 Urbandale, IA         310,000   1,758,000   2,068,000    112,688
Industrial Bldg.
 Richland, MS          211,000   1,195,000   1,406,000     76,600
Industrial Bldg.
 O'Fallon, MO          264,000   3,302,000   3,566,000    126,867
Industrial Bldg.
 Virginia Bch, VA      384,600   2,150,000   2,534,600     27,564
                    __________ ___________ ___________ __________
                    $4,929,924 $29,789,021 $34,718,945 $4,494,322
                    ========== =========== =========== ==========



        MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                  SCHEDULE III, CONTINUED
         REAL ESTATE AND ACCUMULATED DEPRECIATION
                    SEPTEMBER 30, 1996




Column A                  Column G  Column H   Column I
________                  ________  ________   ________
                          Date of
                          Construc.   Date      Deprec.
Descrp.                   tion      Acquired     Life
________                  ________  ________   _______

Industrial Bldg.
 Ramsey, NJ                 1969      1969       7-40
Shopping Cntr.
 Somerset, NJ               1970      1970       10-33
Industrial Bldg.
 Monaca, PA                 1977      1977*      5-31.5
Industrial Bldg.
 Monsey, NY                 1965      1980       30-31.5
Industrial Bldg.
 Orangeburg,NY              1990      1993       31.5
Industrial Bldg.
 S.Brunswick,NJ             1974      1993       31.5
Industrial Bldg.
 Greensboro,NC              1988      1993       31.5
Industrial Bldg.
 Jackson, MS                1988      1993       39
Industrial Bldg.
 Franklin, MA               1969      1994       39
Industrial Bldg.
 Witchita, KS               1974      1994       39
Industrial Bldg.
 Urbandale, IA              1985      1994       39
Industrial Bldg.
 Richland, MS               1986      1994       39
Industrial Bldg.
 O'Fallon, MO               1989      1994       39
Industrial Bldg.
 Virginia Bch, VA           1976      1996       39

*Buildings and improvements reacquired in 1986.



                     MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                                  SCHEDULE III
                  REAL ESTATE AND ACCUMULATED DEPRECIATION (CONT'D)




     (1)Reconciliation

                                                FIXED ASSETS

                                     9/30/96        9/30/95       9/30/94

     Balance-Beginning of Year     $32,153,886    $28,470,788   $18,483,260
                                    __________    ___________   ___________

      Additions:
        Acquisitions                 2,534,600      3,566,000     9,974,000
        Improvements                    30,459        117,098       163,115
                                   ___________    ___________   ___________

      Total Additions                2,565,059      3,683,098    10,137,115
                                   ___________    ___________   ___________
      Deductions:
        Cost of Real Estate Sold           -0-            -0-       149,587
                                   ___________    ___________   ___________

     Balance-End of Year(1)        $34,718,945    $32,153,886   $28,470,788
                                   ===========    ===========   ===========


                                             ACCUMULATED DEPRECIATION

                                     9/30/96        9/30/95      9/30/94

     Balance-Beginning of Year     $ 3,642,542    $ 2,859,285   $ 2,287,310
                                   ___________    ___________   ___________

        Depreciation                   851,780        783,257       625,629
        Deletions                          -0-            -0-       (53,654)
                                   ___________    ___________   ___________

     Balance-End of Year           $ 4,494,322    $ 3,642,542   $ 2,859,285
                                   ===========    ===========   ===========







                    MONMOUTH REAL ESTATE INVESTMENT
CORPORATIO
                              NOTES TO SCHEDULE III
                                  SEPTEMBER 30,


     (1)  Reconciliation


                                         1996        1995          1994

     Balance - Beginning of Year    $32,153,886  $28,470,788  $18,483,260
                                    ___________  ___________  ___________

     Additions:
       Ramsey, New Jersey                   -0-       81,953          -0-
       Somerset, New Jersey                 -0-       10,784       70,914
       Monaca, Pennsylvania               4,725       21,361       60,778
       Monsey, New York                  25,734        3,000       26,907
       Morris Plains, New Jersey            -0-          -0-        4,516
       Orangeburg, New York                 -0-          -0-          -0-
       South Brunswick, New Jersey          -0-          -0-          -0-
       Greensboro, North Carolina           -0-          -0-          -0-
       Jackson, Mississippi                 -0-          -0-          -0-
       Franklin, Massachusetts              -0-          -0-    4,714,000
       Wichita, Kansas                      -0-          -0-    1,786,000
       Urbandale, Iowa                      -0-          -0-    2,068,000
       Richland, Mississippi                -0-          -0-    1,406,000
       O'Fallon, Missouri                   -0-    3,566,000          -0-
       Virginia Beach, Virginia       2,534,600          -0-          -0-
                                    ___________  ___________  ___________

           Total Additions            2,565,059    3,683,098   10,137,115
                                    ___________  ___________  ___________
     Retirement/Sales
       Morris Plains, NJ                    -0-          -0-     (149,587)
                                    ___________  ___________  ___________

                                    $34,718,945  $32,153,886  $28,470,788
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

                             MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     Date:  Dec. 11, 1996    By:     /S/Eugene W. Landy
                                     Eugene W. Landy, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date:  Dec. 11, 1996    By:     /S/Eugene W. Landy
                                     Eugene W. Landy, President and Director

     Date:  Dec. 11, 1996    By:     /S/Ernest V. Bencivenga
                                     Ernest V. Bencivenga, Treasurer and
                                         Director

     Date:  Dec. 11, 1996    By:     /S/Anna T. Chew
                                     Anna T. Chew, Controller and Director

     Date:  Dec. 11, 1996    By:     /S/Daniel D. Cronheim
                                     Daniel D. Cronheim, Director

     Date:  Dec. 11, 1996    By:     /S/Boniface DeBlasio
                                     Boniface DeBlasio, Director

     Date:  Dec. 11, 1996    By:     /S/Ara K. Hovnanian
                                     Ara K. Hovnanian, Director

     Date:  Dec. 11, 1996    By:     /S/Charles P. Kaempffer
                                     Charles P. Kaempffer, Director

     Date:  Dec. 11, 1996    By:     /S/Samuel A. Landy
                                     Samuel A. Landy, Director

     Date:  Dec. 11, 1996    By:     /S/W. Dunham Morey
                                     W. Dunham Morey, Director

     Date:  Dec. 11, 1996    By:     /S/Robert G. Sampson
                                     Robert G. Sampson, Director