Form 10-Q
period 1996-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1997-02-06
CIK 67625

Form 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549


            (Mark One)

            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1996

                                         OR

            (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from _______________ to ______________

            For the Quarter ended                            Commission File
            December 31, 1996                                 No. 2-29442

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

            The number of shares or other units outstanding of each of the issuer's classes of securities as of December 31, 1996 was 3,918,254.

                       MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         FOR THE QUARTER ENDED DECEMBER 31, 1996

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

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                                  BALANCE SHEETS
                  AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1996

                                                   12/31/96         9/30/96
                                      ASSETS
     Real Estate Investments:
          Land                                   $ 4,929,924     $ 4,929,924
          Buildings, Improvements and
             Equipment, Net of Accumulated
             Depreciation of $4,714,629
             and $4,494,322, respectively         25,110,092      25,294,699
          Mortgage Loans Receivable                  250,432         262,585
                                                 ___________     ___________
             Total Real Estate Investments        30,290,448      30,487,208

     Cash and Cash Equivalents                     1,332,575         244,394
     Securities Available for Sale at
          Fair Value                               3,371,260         607,975
     Interest and Other Receivables                  571,301         552,091
     Prepaid Expenses                                 61,134         123,669
     Lease Costs - Net of Accumulated
          Amortization                                86,352          55,347
     Other Assets                                    546,593         467,392
                                                 ___________     ___________
     TOTAL ASSETS                                $36,259,663     $32,538,076
                                                 ===========     ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Mortgage Notes Payable                 $14,967,722     $15,216,610
          Loans Payable                            3,750,000         500,000
          Deferred Gain - Installment Sale           179,989         185,989
          Other Liabilities                          615,415         526,095
                                                 ___________     ___________
          Total Liabilities                       19,513,126      16,428,694
                                                 ___________     ___________
     Shareholders' Equity:
          Common Stock-Class A-$.01 Par Value,
             8,000,000 Shares Authorized,
             3,918,254 and 3,800,924 Shares
             Issued and Outstanding, respectively     39,183          38,009
          Common Stock-Class B-$.01 Par Value,
             100,000 Shares Authorized, No shares
             Issued or Outstanding                       -0-             -0-
          Additional Paid-in Capital              16,710,011      16,044,359
          Unrealized Holding Gain on
             Securities Available for Sale           170,373          27,014
          Undistributed Income                      (173,030)            -0-
                                                 ___________     ___________
          Total Shareholders' Equity              16,746,537      16,109,382
                                                 ___________     ___________
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $36,259,663     $32,538,076
                                                 ===========     ===========
                                    Unaudited
                  See Accompanying Notes to Financial Statements
                                     Page 3


                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                               STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                             1996               1995

     INCOME:

       Rental and Occupancy
          Charges                         $1,250,158          $1,054,614
       Interest and Other Income              47,773              77,145
                                          __________          __________
             TOTAL INCOME                  1,297,931           1,131,759
                                          __________          __________

     EXPENSES:

       Interest Expense                      408,901             316,384
       Real Estate Taxes                     144,969              47,684
       Operating Expenses                     83,467              81,512
       Office and General Expenses           135,244             138,265
       Depreciation                          220,307             196,329
                                          __________          __________
             TOTAL EXPENSES                  992,888             780,174
                                          __________          __________
     INCOME BEFORE GAINS                     305,043             351,585

       Gains on Sale of Assets-
       Investment Property                     6,000               6,000
                                          __________          __________
     NET INCOME                           $  311,043          $  357,585
                                          ==========          ==========


     PER SHARE INFORMATION

       Weighted Average Shares
         Outstanding                       3,856,890           3,443,273
                                          ==========          ==========


       Net Income  Per Share              $     0.08          $     0.10
                                          ==========          ==========




                                    Unaudited
                        See Notes to Financial Statements

                                      Page 4


                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                             STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                   1996            1995
     CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income                           $  311,043     $   357,585
          Noncash Items Included in Net Income:
             Depreciation                         220,307         196,329
             Amortization                          43,637          26,653
             Gain on Sale of Investments           (6,000)        (72,933)
          Changes In:
             Interest and Other Receivables       (19,210)         27,203
             Prepaid Expenses                      62,535         (18,653)
             Other Assets and Lease Costs        (126,343)          7,828
             Other Liabilities                     89,320          57,774
                                               __________     ___________
     NET CASH PROVIDED FROM OPERATING
             ACTIVITIES                           575,289         581,786
                                               __________     ___________
     CASH FLOWS FROM INVESTING ACTIVITIES
          Collections on Installment Sales         12,153           8,285
          Additions to Land, Buildings,
          Improvements and Equipment              (35,700)         (4,724)
          Purchase of Securities
            Available for Sale                 (2,619,926)        (37,754)
          Proceeds from Sale of
            Securities Available for Sale             -0-         214,650
                                               __________     ___________
     NET CASH PROVIDED FROM (USED IN)
          INVESTING ACTIVITIES                 (2,643,473)        180,457
                                               __________     ___________
     CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from Loans                   5,000,000             -0-
          Principal Payments on Loans          (1,750,000)            -0-
          Principal Payments of Mortgages        (248,888)       (729,943)
          Financing Costs on Debt                 (27,500)            -0-
          Proceeds from Issuance of Class A
             Common Stock                         460,683         440,171
          Dividends Paid                         (277,930)       (242,070)
                                              ___________     ___________
     NET CASH PROVIDED FROM (USED IN)
          FINANCING ACTIVITIES                  3,156,365        (531,842)
                                              ___________     ___________
     Net Increase in Cash
          and Cash Equivalents                  1,088,181         230,401
     Cash and Cash Equivalents at Beginning
          of Period                               244,394         144,019
                                              ___________     ___________
     Cash and Cash Equivalents at End
          of Period                           $ 1,332,575     $   374,420
                                              ===========     ===========

                                    Unaudited
                   See Accompanying Notes to Financial Statements

                                      Page 5

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjust-ments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 1996 have been omitted.

     NOTE 2 - SECURITIES AVAILABLE FOR SALE

     During the quarter ended December 31, 1996, the Company purchased securities available for sale in the amount of $2,619,926. Total securities available at fair value at December 31, 1996 amounted to $3,371,260 which includes an unrealized holding gain of $170,373.

     NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On December 16, 1996, the Company paid $484,073 as a dividend of $.125 per share to shareholders of record November 15, 1996. For the quarter ended December 31, 1996, the Company received $666,826 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). There were 117,330 new shares issued resulting in 3,918,254 shares outstanding.

     NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the quarter ended December 31, 1996 and 1995 for interest are $408,901 and $316,384, respectively.

     During the quarter ended December 31, 1996 and 1995, the Company had dividend reinvestments of $206,143 and $189,273, respectively, which required no cash transfers.

     NOTE 5 - LOANS PAYABLE

     On October 4, 1996, the Company entered into a $5,000,000 term loan with Summit Bank which may be used for acquisitions or working capital purposes. The loan bears interest at prime plus 1/2%. Principal payments of $250,000 plus interest are due quarterly. This loan matures on October 4, 2001. The outstanding balance of this loan was $3,750,000 on December 31, 1996.

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                     MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided from operating activities of $575,289 for the current three months as compared to $581,786 for the prior period. Funds from operations (defined as net income, excluding gains from sales of property, plus depreciation) were $525,350 for the current three months as compared to $547,914 for the prior period. The Company raised $666,826 from the issuance of shares of common stock through a Dividend Reinvestment and Stock Purchase Plan (DRIP). Current cash dividends paid amounted to $484,073.

     Securities Available for Sale increased by $2,763,285 due to purchases of $2,619,926 and unrealized holding gain of $170,373.

     Mortgage  notes payable  decreased by  $248,888 during the three months
     ended  December 31,  1996.   This decrease was the result of  principal
     repayments.

     Loans  payable  increased by $3,250,000 as a result of a new term  loan
     with Summit Bank.   The Company borrowed $5,000,000 from Summit Bank of
     which $1,750,000 was repaid.


                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Rental and occupany charges increased by $195,544 for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. This increase was due to acquisitions during fiscal 1996 as well as an increase in occupancy charges. There was a corresponding increase in real estate taxes.

     Interest and other income decreased by $29,372 for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. This is primarily as a result of the gain on liquidation of equity securities in the prior period.

     Interest expense increased by $92,517 for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995 as a result of the new loan with Summit Bank.

     Real estate taxes increased by $97,285 for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. This was the result of 1996 acquisitions and the timing of real estate taxes paid. There was a corresponding increase in rental and occupancy charges.

     Depreciation expense increased by $23,978 for the three months ended December 31, 1996, as compared to the three months ended December 31, 1995 due to the real estate acquisitions in fiscal 1996.

     Operating expenses and office and general expenses remained relatively stable for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995

                MONMOUTH REAL ESTATE INVESTMENT CORPORATION
             MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONT'D)




                         LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided by operating activities decreased during the three months ended December 31, 1996 to $575,289 as compared to $581,786 generated during the three months ended December 31, 1995. Other Assets at December 31, 1996 included deposits of $254,804 for the acquisition of a warehouse facility. The Company has been raising capital through the DRIP and investing in net leased industrial properties.

     The Company owns fourteen properties of which ten carried mortgage loans totaling $14,967,722 at December 31, 1996. The Company believes that funds generated from operations, the Dividend Reinvestment and Stock Purchase Plan, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

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


                             MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     Date: February 6, 1997     By:/s/ Eugene W. Landy
                                       EUGENE W. LANDY,
                                       President



     Date: February 6, 1997     By:/s/ Anna T. Chew
                                       ANNA T. CHEW
                                       Controller