Form 10-Q
period 1997-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1997-05-08
CIK 67625

Form 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549


            (Mark One)

            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

                                         OR

            (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from _______________ to ______________

            For the Quarter ended                            Commission File
            March 31, 1997                                     No. 2-29442

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

            The number of shares or other units outstanding of each of the issuer's classes of securities as of May 1, 1997 was 4,088,028.

                       MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                          FOR THE QUARTER ENDED MARCH 31, 1997

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

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                                  BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND SEPTEMBER 30, 1996

                                                    3/31/97         9/30/96
                                      ASSETS
     Real Estate Investments:
          Land                                   $ 4,929,924     $ 4,929,924
          Buildings, Improvements and
             Equipment, Net of Accumulated
             Depreciation of $4,935,063
             and $4,494,322, respectively         24,949,940      25,294,699
          Mortgage Loans Receivable                  244,203         262,585
                                                 ___________     ___________
             Total Real Estate Investments        30,124,067      30,487,208

     Cash and Cash Equivalents                        60,830         244,394
     Securities Available for Sale at
          Fair Value                               2,982,545         607,975
     Interest and Other Receivables                  524,903         552,091
     Prepaid Expenses                                 75,713         123,669
     Lease Costs - Net of Accumulated
          Amortization                               101,084          55,347
     Other Assets                                    547,794         467,392
                                                 ___________     ___________
     TOTAL ASSETS                                $34,416,936     $32,538,076
                                                 ===========     ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Mortgage Notes Payable                 $14,714,958     $15,216,610
          Loans Payable                            1,500,000         500,000
          Deferred Gain - Installment Sale           173,989         185,989
          Other Liabilities                          589,003         526,095
                                                 ___________     ___________
          Total Liabilities                       16,977,950      16,428,694
                                                 ___________     ___________
     Shareholders' Equity:
          Common Stock-Class A-$.01 Par Value,
             8,000,000 Shares Authorized,
             4,048,767 and 3,800,924 Shares
             Issued and Outstanding, respectively     40,488          38,009
          Common Stock-Class B-$.01 Par Value,
             100,000 Shares Authorized, No shares
             Issued or Outstanding                       -0-             -0-
          Additional Paid-in Capital              17,488,355      16,044,359
          Unrealized Holding Gain on
             Securities Available for Sale           168,693          27,014
          Undistributed Income                      (258,550)            -0-
                                                 ___________     ___________
          Total Shareholders' Equity              17,438,986      16,109,382
                                                 ___________     ___________
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $34,416,936     $32,538,076
                                                 ===========     ===========
                                    Unaudited
                  See Accompanying Notes to Financial Statements
                                     Page 3


                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                               STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                               3 Months   6 Months    3 Months    6 Months
                                 Ended      Ended       Ended       Ended
                               3/31/97    3/31/97     3/31/96     3/31/96
     INCOME:

       Rental and Occupancy
          Charges            $1,133,621  $2,383,779  $1,124,490  $2,179,104
       Interest and Other
          Income                165,726     213,499       4,774      81,919
                             __________  __________  __________  __________

             TOTAL INCOME     1,299,347   2,597,278   1,129,264   2,261,023
                             __________  __________  __________  __________

     EXPENSES:

       Interest Expense         359,304     768,205     299,576     615,960
       Real Estate Taxes         65,231     210,200     111,013     158,697
       Operating Expenses       106,955     190,422     117,356     198,868
       Office and General
          Expenses              145,557     280,801     140,260     278,525
       Depreciation             220,434     440,741     196,329     392,658
                             __________  __________  __________  __________

             TOTAL EXPENSES     897,481   1,890,369     864,534   1,644,708
                             __________  __________  __________  __________

     INCOME BEFORE GAINS        401,866     706,909     264,730     616,315

       Gains on Sale of
          Assets-Investment
          Property                6,000      12,000       6,000      12,000
                             __________  __________  __________  __________

     NET INCOME              $  407,866     718,909  $  270,730  $  628,315
                             ==========  ==========  ==========  ==========

     PER SHARE INFORMATION

       Weighted Average
          Shares Outstanding  3,974,097   3,915,142   3,532,600   3,485,835
                             ==========  ==========  ==========  ==========


       Net Income  Per Share $     0.10  $     0.18  $     0.08  $     0.18
                             ==========  ==========  ==========  ==========

                                    Unaudited
                        See Notes to Financial Statements

                                      Page 4

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                             STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996



                                                    1997            1996

     CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income                           $  718,909     $   628,315
          Noncash Items Included in Net Income:
             Depreciation                         440,741         392,658
             Amortization                          23,966          56,658
             Gain on Sales of Assets &
               Investment Property                (12,000)        (12,000)
             Gain on Sales of Securities
               Available for Sale                 (73,285)        (66,933)
          Changes In:
             Interest and Other Receivables        27,188          48,789
             Prepaid Expenses                      47,956           4,478
             Other Assets and Lease Costs        (122,605)        (45,037)
             Other Liabilities                     62,908          93,692
                                               __________     ___________
     NET CASH PROVIDED FROM OPERATING
             ACTIVITIES                         1,113,778       1,100,620
                                               __________     ___________
     CASH FLOWS FROM INVESTING ACTIVITIES
          Collections on Installment Sales         18,382          16,778
          Additions to Land, Buildings,
             Improvements and Equipment           (95,982)         (4,724)
          Purchase of Securities
             Available for Sale                (2,619,926)        (37,754)
          Proceeds from Sale of
            Securities Available for Sale         460,320         214,650
                                               __________     ___________
     NET CASH PROVIDED FROM (USED IN)
          INVESTING ACTIVITIES                 (2,237,206)        188,950
                                               __________     ___________
     CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from Loans                   5,000,000             -0-
          Principal Payments on Loans          (4,000,000)            -0-
          Principal Payments of Mortgages        (501,652)     (1,263,392)
          Financing Costs on Debt                 (27,500)            -0-
          Proceeds from Issuance of Class A
             Common Stock                       1,029,546         717,390
          Dividends Paid                         (560,530)       (492,936)
                                              ___________     ___________
     NET CASH PROVIDED FROM (USED IN)
          FINANCING ACTIVITIES                    939,864      (1,038,938)
                                              ___________     ___________
     Net Increase (Decrease) in Cash
          and Cash Equivalents                   (183,564)        250,632
     Cash and Cash Equivalents at Beginning
          of Period                               244,394         144,019
                                              ___________     ___________
     Cash and Cash Equivalents at End
          of Period                           $    60,830     $   394,651
                                              ===========     ===========
                                    Unaudited
                   See Accompanying Notes to Financial Statements
                                     Page 5

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




     NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjust-ments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 1996 have been omitted.


     NOTE 2 - SECURITIES AVAILABLE FOR SALE

     During the six months ended March 31, 1997, the Company purchased securities available for sale in the amount of $2,619,926. The Company also sold $387,035 of securities available for sale for a gain of $73,285 which is included in interest and other income. Total securities available at fair value at March 31, 1997 amounted to $2,982,545 which includes an unrealized holding gain of $168,693.


     NOTE 3 - REAL ESTATE INVESTMENTS

     On October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" This did not have a material impact on the financial position or results of operations of the Company. If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property's current carrying value. A property's carrying value would be adjusted, if necessary, to reflect an impairment in the value of the property.


     NOTE 4 - LOANS PAYABLE

     On October 4, 1996, the Company entered into a $5,000,000 term loan with Summit Bank which may be used for acquisitions or working capital purposes. The loan bears interest at prime plus 1/2%. Principal payments of $250,000 plus interest are due quarterly. This loan matures on October 4, 2001. The outstanding balance of this loan was $1,500,000 on March 31, 1997.

     NOTE 5- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earning per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS. Statement 128 is effective for financial statements periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS is required to be restated to conform with Statement 128. The Company expects that the adoption of Statement 128 will result in Basic EPS being higher than Primary EPS and Diluted EPS will be approximately the same as Fully Diluted EPS.

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (Statement 129) was issued in February 1997. Statement 129 is effective for periods ending after
     December 15, 1997. Statement 129 lists required disclosures about capital structure that had been included in a number of separate statements and opinions of authoritative accounting literature. As such, the adoption of Statement 129 is not expected to have a significant impact on the disclosures in financial statements of the Company.

     NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On March 17, 1997, the Company paid $493,386 as a dividend of $.125 per share to shareholders of record February 17, 1997. For the six months ended March 31, 1997, the Company paid $977,459.

     For the quarter ended March 31, 1997, the Company received $779,649 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). The total received from the DRIP for the six months ended March 31, 1997 amounted to $1,446,475. For the six months ended March 31, 1997, there were 247,843 shares issued resulting in 4,048,767 shares outstanding.

     NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the six months ended March 31, 1997 and 1996 for interest are $742,705 and $615,960, respectively.

     During the six months ended March 31, 1997 and 1996, the Company had dividend reinvestments of $416,929 and $380,215, respectively, which required no cash transfers.

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                     MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided from operating activities of $1,113,778 for the current six months as compared to $1,100,620 for the prior period. The Company raised $1,446,475 from the issuance of shares of common stock through a Dividend Reinvestment and Stock Purchase Plan
     (DRIP). Dividends paid for the six months ended March 31, 1997 amounted to $977,459.

     Securities Available for Sale increased by $2,374,570 due to purchases of $2,619,926 and an increase in unrealized holding gain of $141,679 offset by sales of $387,035.

     Mortgage  notes  payable  decreased by  $501,652 during the six  months
     ended  March  31,  1997.   This  decrease was the result  of  principal
     repayments.

     Loans payable increased by $1,000,000 as a result of a new term loan with Summit Bank. The Company borrowed $5,000,000 from Summit Bank. Total repayments to Summit Bank amounted to $4,000,000.

                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Rental and occupancy charges increased for the quarter ended March 31, 1997 to $1,133,621 as compared to $1,124,490 for the quarter ended March 31, 1996. Rental and occupancy charges increased for the six months ended March 31, 1997 to $2,383,779 as compared to $2,179,104 for the six months ended March 31, 1996. This increase was due primarily to acquisitions made during fiscal 1996 as well as an increase in occupancy charges. There was a corresponding increase in real estate taxes.

     Interest and other income increased by $160,952 and $131,580 for the three and six month periods ended March 31, 1997, respectively, as compared to the three and six months ended March 31, 1996. This was due primarily to the purchase of Securities Available for Sale.

     Interest expense increased by $59,728 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Interest expense increased by $152,245 from $615,960 for the six months ended March 31, 1996 to $768,205 for the six months ended March 31, 1997. This was the result of the new $5,000,000 loan with Summit Bank.

     Operating expenses and office and general expenses remained relatively stable for the three and six months ended March 31, 1997 as compared to the three and six months ended March 31, 1996.

     Depreciation expense increased by $24,105 and $48,083 for the three and six month periods ended March 31, 1997, respectively, as compared to the three and six month periods ended March 31, 1996, respectively, due to the real estate acquisitions in fiscal 1996.
                                     Page 8

     Real Estate taxes decreased by $45,782 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This was the result of the timing of real estate taxes paid. There is a corresponding decrease in occupancy charges offset by an increase in rental charges. Real estate taxes increased by $51,503 for the six months ended March 31, 1997 as compared to the six months ended March 31, 1996 as a result of the 1996 acquisitions.


                         LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided from operating activities increased during the six months ended March 31, 1997 to $1,113,778 as compared to $1,100,620 generated during the six months ended March 31, 1996. The Company has been raising capital through the DRIP and investing in net leased industrial properties.

     The Company owns fourteen properties of which ten carried mortgage loans totaling $14,714,958 at March 31, 1997. The Company believes that funds generated from operations, the Dividend Reinvestment and Stock Purchase Plan, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

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


                             MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     Date: May 8, 1997         By:   /s/Eugene W. Landy
                                        EUGENE W. LANDY,
                                        President



     Date: May 8, 1997         By:   /s/Anna T. Chew
                                        ANNA T. CHEW
                                        Controller