Form 10-Q
period 1997-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1997-08-08
CIK 67625

                                        Form 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549


            (Mark One)

            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

                                         OR

            (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from _______________ to ______________

            For the Quarter ended                            Commission File
            June 30, 1997                                     No. 2-29442

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

            Registrant's telephone number, including area code:(732)542-4927

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

            Indicate by check mark whether the financial statements required by instruction H have been reviewed by an independent public ac-
            countant.     Yes     No X

            The number of shares or other units outstanding of each of the issuer's classes of securities as of August 1, 1997 was 4,218,115.

                                    Page 1

                       MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                           FOR THE QUARTER ENDED JUNE 30, 1997

                                     C O N T E N T S

                                                                 Page No.

            Part I -   Financial Information

            Item 1 -   Financial Statements (Unaudited):

                       Balance Sheets                                3

                       Statements of Income                          4

                       Statements of Cash Flows                      5

                       Notes to Financial Statements                6-9

            Item 2 -   Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                  10-11

            Part II-   Other Information                             12


            Signatures                                               13


                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                                  BALANCE SHEETS
                    AS OF JUNE 30, 1997 AND SEPTEMBER 30, 1996


                                      ASSETS
                                                    6/30/97        9/30/96

     Real Estate Investments:
          Land                                   $ 6,141,724     $ 4,929,924
          Buildings, Improvements and
             Equipment, Net of Accumulated
             Depreciation of $5,170,046
             and $4,494,322, respectively         32,858,555      25,294,699
          Mortgage Loans Receivable                  234,663         262,585
                                                 ___________     ___________
             Total Real Estate Investments        39,234,942      30,487,208

     Cash and Cash Equivalents                       184,217         244,394
     Securities Available for Sale at
          Fair Value                               3,156,241         607,975
     Interest and Other Receivables                  523,202         552,091
     Prepaid Expenses                                 70,170         123,669
     Lease Costs - Net of Accumulated
          Amortization                               108,948          55,347
     Investment in Hollister '97, LLC              1,000,000             -0-
     Other Assets                                    569,224         467,392
                                                 ___________     ___________
     TOTAL ASSETS                                $44,846,944     $32,538,076
                                                 ===========     ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Mortgage Notes Payable                 $21,389,014     $15,216,610
          Loans Payable                            4,390,510         500,000
          Deferred Gain - Installment Sale           167,989         185,989
          Other Liabilities                          598,888         526,095
                                                 ___________     ___________
          Total Liabilities                       26,546,401      16,428,694
                                                 ___________     ___________
     Shareholders' Equity:
          Common Stock-Class A-$.01 Par Value,
             8,000,000 Shares Authorized,
             4,218,115 and 3,800,924 Shares
             Issued and Outstanding, respectively     42,181          38,009
          Common Stock-Class B-$.01 Par Value,
             100,000 Shares Authorized, No shares
             Issued or Outstanding                       -0-             -0-
          Additional Paid-in Capital              18,433,373      16,044,359
          Unrealized Holding Gain on
             Securities Available for Sale           237,612          27,014
          Undistributed Income                      (412,623)            -0-
                                                 ___________     ___________
          Total Shareholders' Equity              18,300,543      16,109,382
                                                 ___________     ___________
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $44,846,944     $32,538,076
                                                 ===========     ===========

                                    Unaudited
                  See Accompanying Notes to Financial Statements
                                     Page 3


                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                              STATEMENTS OF INCOME
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                               3 Months   9 Months    3 Months    9 Months
                                 Ended      Ended       Ended       Ended
                               6/30/97    6/30/97     6/30/96     6/30/96

     INCOME:

       Rental and Occupancy
          Charges            $1,238,973  $3,622,752  $1,119,184  $3,298,288
       Interest and Other
          Income                 91,113     304,612      28,998     110,917
                             __________  __________  __________  __________

             TOTAL INCOME     1,330,086   3,927,364   1,148,182   3,409,205
                             __________  __________  __________  __________

     EXPENSES:

       Interest Expense         389,472   1,157,677     315,299     931,259
       Real Estate Taxes         62,876     273,076      51,360     210,057
       Operating Expenses        92,767     283,189      89,114     287,982
       Office and General
          Expenses              193,576     474,377     164,305     442,829
       Depreciation             234,983     675,724     196,147     588,806
                             __________  __________  __________  __________

             TOTAL EXPENSES     973,674   2,864,043     816,225   2,460,933
                             __________  __________  __________  __________

     INCOME BEFORE GAINS        356,412   1,063,321     331,957     948,272

       Gain on Sale of
          Assets-Investment
          Property                6,000      18,000       6,000      18,000
                             __________  __________  __________  __________

     NET INCOME              $  362,412   1,081,321  $  337,957  $  966,272
                             ==========  ==========  ==========  ==========

     PER SHARE INFORMATION

       Weighted Average
          Shares Outstanding  4,121,707   3,984,388   3,635,491   3,535,794
                             ==========  ==========  ==========  ==========


     Net Income  Per Share $       0.09  $     0.27  $     0.09  $     0.27
                             ==========  ==========  ==========  ==========

                                    Unaudited
                        See Notes to Financial Statements

                                      Page 4


                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                             STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996


                                                 1997            1996
     CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income                           $1,081,321     $   966,272
          Noncash Items Included in Net Income:
             Depreciation                         675,724         588,806
             Amortization                          28,515          83,799
             Gain on Sales of Assets &
               Investment Property                (18,000)        (18,000)
             Gain on Sales of Securities
               Available for Sale                 (75,323)        (66,933)
          Changes In:
             Interest and Other Receivables        28,889          30,051
             Prepaid Expenses                      53,499             841
             Other Assets and Lease Costs        (183,948)        (18,386)
             Other Liabilities                     72,793         152,098
                                               __________     ___________
     NET CASH PROVIDED FROM OPERATING
             ACTIVITIES                         1,663,470       1,718,548
                                               __________     ___________
     CASH FLOWS FROM INVESTING ACTIVITIES
          Collections on Installment Sales         27,922          25,486
          Additions to Land, Buildings,
             Improvements and Equipment        (9,451,380)     (2,565,057)
          Purchase of Securities
             Available for Sale                (2,728,215)       (292,225)
          Proceeds from Sale of
            Securities Available for Sale         465,870         214,650
          Investment in Hollister '97, LLC     (1,000,000)            -0-
                                               __________     ___________
     NET CASH USED IN INVESTING
            ACTIVITIES                        (12,685,803)     (2,617,146)
                                               __________     ___________
     CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from Loans                   9,390,510             -0-
          Principal Payments on Loans          (5,500,000)            -0-
          Proceeds from Mortgages               6,930,776       2,500,000
          Principal Payments of Mortgages        (758,372)     (2,000,414)
          Proceeds from Issuance of Class A
             Common Stock                       1,744,620       1,158,866
          Dividends Paid                         (845,378)       (751,758)
                                              ___________     ___________
     NET CASH PROVIDED FROM FINANCING
           ACTIVITIES                          10,962,156         906,694
                                              ___________     ___________
     Net Increase (Decrease) in Cash
          and Cash Equivalents                    (60,177)          8,096
     Cash and Cash Equivalents at Beginning
          of Period                               244,394         144,019
                                              ___________     ___________
     Cash and Cash Equivalents at End
          of Period                           $   184,217     $   152,115
                                              ===========     ===========
                                    Unaudited
                   See Accompanying Notes to Financial Statements
                                     Page 5

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




     NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjust-ments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 1996 have been omitted.

     NOTE 2 - SECURITIES AVAILABLE FOR SALE

     During the nine months ended June 30, 1997, the Company purchased securities available for sale in the amount of $2,728,215. The Company also sold $390,547 of securities available for sale for a gain of $75,323 which is included in interest and other income. Total securities available at fair value at June 30, 1997 amounted to $3,156,241 which includes gross unrealized holding gains of $237,612.

     NOTE 3 - REAL ESTATE INVESTMENTS

     On October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This did not have a material impact on the financial position or results of operations of the Company. If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property's current carrying value. A property's carrying value would be adjusted to fair value, if necessary, to reflect an impairment in the value of the property.


     NOTE 4 - ACQUISITIONS

     On May 27, 1997, the Company purchased a 148,000 square foot warehouse facility in Fayetteville, North Carolina from CK Fayetteville #1, LLC, an unrelated entity. This warehouse facility is 100% net leased to Belk Enterprises, Inc. The purchase price was approximately $4,600,000. The Company paid approximately $100,000 in cash, used approximately $1,100,000 of its revolving line of credit with Summit Bank and assumed an existing mortgage of approximately $3,400,000. This mortgage payable is at an interest rate of 7.8% and is due August 1, 2006. The property acquired is commercial rental property and will continue to be used as such.

     On June 11, 1997, the Company purchased a 73,500 square foot warehouse facility in Schaumburg, Illinois from SK Properties I, LLC, an unrelated entity. The warehouse facility is 100% net leased to Federal Express Corporation. The purchase price was approximately $4,700,000. The Company paid approximately $100,000 in cash, used approximately $1,100,000 of its revolving line of credit with Summit Bank and obtained a mortgage of approximately $3,500,000. This mortgage payable is at an interest rate of 8.48% and is due July 1, 2012. The property acquired is commercial rental property and will continue to be used as such.

     On June 4, 1997, the Company invested $1,000,000 in a limited liability company, Hollister '97, LLC, whose sole business is the ownership and operation of the Hollister Corporate Park in Teterboro, New Jersey. Under the agreement, the Company is to receive an 11% return, paid quarterly, and a preferred 25% interest in the corporation. The Company will account for this investment under the equity method.

     NOTE 5 - LOANS PAYABLE

     On October 4, 1996, the Company entered into a $5,000,000 term loan with Summit Bank which may be used for acquisitions or working capital purposes. The loan bears interest at prime plus 1/2%. Principal payments of $250,000 plus interest are due quarterly. This loan matures on October 4, 2001. This loan was completely repaid by June 30, 1997.

          On April 29, 1997, the Company entered into a $5,000,000 line of credit with Summit Bank which may be used for acquisitions or working capital purposes. The line bears interest paid monthly at prime plus 1/2%. This line was used to pay off the $5,000,000 term loan to Summit Bank. As of June 30, 1997, the outstanding balance on this line was $4,390,510.

     NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On June 16,  1997, the Company paid $516,485 as a dividend of $.125 per
     share  to  shareholders of record May 15,  1997.   For the nine  months
     ended June 30, 1997, the Company paid $1,493,944 in dividends.

     For the quarter ended June 30, 1997, the Company received $946,717 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). The total received from the DRIP for the nine months ended June 30, 1997 amounted to $2,393,186. For the nine months ended June 30, 1997, there were 417,191 shares issued, resulting in 4,218,115 shares outstanding.

     NOTE 7- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"(Statement 128). Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earning per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS. Statement 128 is effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS is required to be restated to conform with Statement 128. The Company expects that the adoption of Statement 128 will result in Basic EPS being higher than Primary EPS and Diluted EPS will be approximately the same as Fully Diluted EPS.

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

     In June, 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under Statement 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of the Statement.

     In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 established standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997

     NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the nine months ended June 30, 1997 and 1996 for interest was $1,157,677 and $1,043,311, respectively.

     During the nine months ended June 30, 1997 and 1996, the Company had dividend reinvestments of $648,566 and $577,028, respectively, which required no cash transfers.

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                     MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided from operating activities of $1,663,470 for the current nine months as compared to $1,718,548 for the prior period. The Company raised $2,393,186 from the issuance of shares of common stock through a Dividend Reinvestment and Stock Pur-chase Plan (DRIP). Dividends paid for the nine months ended June 30, 1997 amounted to $1,493,944.

     Securities Available for Sale increased by $2,548,266 due to purchases of $2,728,215 and an increase in unrealized holding gain of $210,598 offset by sales of $390,547.

     Mortgage  notes payable  increased by $6,172,404 during the nine months
     ended  June  30,  1997   due to new mortgages of $6,930,776  offset  by
     principal repayments of $758,372.

     Loans payable increased by $3,890,510 as a result of new loans used for acquisitions. The Company borrowed $9,390,510 from Summit Bank. Total repayments to Summit Bank amounted to $5,500,000.


                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Rental and occupancy charges increased for the quarter ended June 30, 1997 to $1,238,973 as compared to $1,119,184 for the quarter ended June 30, 1996. Rental and occupancy charges increased for the nine months ended June 30, 1997 to $3,622,752 as compared to $3,298,288 for the nine months ended June 30, 1996. This increase was due primarily to acquisitions made during fiscal 1996 and 1997 as well as an increase in occupancy charges. There was a corresponding increase in real estate taxes.

     Interest and other income increased by $62,115 and $193,695 for the three and nine month periods ended June 30, 1997, respectively, as compared to the three and nine months ended June 30, 1996. This was due primarily to the purchase of Securities Available for Sale.

     Interest expense increased by $74,173 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Interest expense increased by $226,418 from $931,259 for the nine months ended June 30, 1996 to $1,157,677 for the nine months ended June 30, 1997. This was the result of the additional borrowings for the new acquisitions.

     Real estate taxes increased by $11,516 and $63,019 for the three and nine months ended June 30, 1997, respectively, as compared to the three and nine months ended June 30, 1996. This was a result of new acquisitions.

     Operating expenses remained relatively stable for the three and nine months ended June 30, 1997 as compared to the three and nine months ended June 30, 1996.

     Office and general expenses increased by $29,271 and $31,548 for the three and nine months ended June 30, 1997, respectively, as compared to the three and nine months ended June 30, 1996. This was due primarily to an increase in professional fees.

     Depreciation expense increased by $38,836 and $86,918 for the three and nine month periods ended June 30, 1997 and 1996, respectively, as compared to the three and nine month periods ended June 30, 1996, due to the real estate acquisitions in fiscal 1996 and 1997



                         LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided from operating activities decreased during the nine months ended June 30, 1997 to $1,663,470 as compared to $1,718,548 generated during the nine months ended June 30, 1996. Other Assets at June 30, 1997 included approximately $130,000 of loan costs relating to the new line of credit and to new loans for acquisitions. The Company has been raising capital through the DRIP and investing in net leased industrial properties.

     The Company owns sixteen properties of which twelve carried mortgage loans totaling $21,389,014 at June 30, 1997. The Company believes that funds generated from operations, the Dividend Reinvestment and Stock Purchase Plan, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

     PART II:  OTHER INFORMATION




                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     ITEM 1: LEGAL PROCEEDINGS - None

     ITEM 2  CHANGES IN SECURITIES - None

     ITEM 3: DEFAULTS UPON SENIOR SECURITIES - None

     ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The annual meeting of shareholders was held on April 24, 1997 to elect a Board of Directors for the ensuing year, to approve the selection of independent auditors and to approve the Company's Stock Option Plan. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

     ITEM 5: OTHER INFORMATION - None

     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

             (a)   EXHIBITS - None

             (b)   REPORTS ON FORM 8-K

                 (1) Form 8-K dated May 28, 1997 was filed to report
                     the acquisition of a warehouse facility in Fayetteville, North Carolina.

                 (2) Form 8-K dated June 11, 1997 was filed to report
                     the acquisition of a warehouse facility in Schaumburg, Illinois.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     Date: August 8, 1997      By:   /s/Eugene W. Landy
                                        EUGENE W. LANDY,
                                        President



     Date: August 8, 1997      By:   /s/Anna T. Chew
                                        ANNA T. CHEW
                                        Controller