Form 10-K
period 1997-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1997-12-24
CIK 67625

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                              FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _______________ to _______________

Commission File Number        0-4258

                MONMOUTH REAL ESTATE INVESTMENT CORPORATION
            (Exact name of registrant as specified in its charter)
     Delaware                                       22-1897375
(State or other jurisdiction of                   I.R.S. Employer
 incorporation or organization)                  Identification No.)

            125  Wyckoff Road,    Eatontown, NJ           07724
         (Address of Principal Executive Offices )      (Zip Code)

Registrant's telephone number, including area code:  (732) 542-4927

Securities registered pursuant to Section 12(b) of the Act:
Title of each class ____ Name of each exchange on which registered ____

        Securities registered pursuant to Section 12(g) of the Act:
             Common Stock    Class A      $.01 par value
                         (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this
Form 10-K.   X

     The aggregate market value of voting stock held by non-
affiliates of the Registrant was $24,849,769 (based on  3,898,003 shares of common stock at the closing price of 6.375 per share) on December 5, 1997.

     There were 4,550,613 shares of common stock outstanding as of December 5, 1997.

     Documents Incorporated by Reference: Exhibits incorporated by reference are listed in Part IV, Item (a) (3).

                              PART  I


ITEM 1 - BUSINESS

      Monmouth Real Estate Investment Corporation (the Company) is a corporation operating as a qualified real estate investment trust under Sections 856-858 of the Internal Revenue Code.

      Currently, the Company derives its income primarily from real estate rental operations. The Company has approximately 1,287,000 square feet of property, of which approximately 282,000 square feet, or 22%, is leased to the Keebler Company; 148,000 square feet, or 12%, is leased to Belk Enterprises, Inc.; and 145,000 square feet, or 11%, is leased to Amway Corporation. During 1997 and 1996, rental income and occupancy charges from properties leased to these companies approximated 54% and 56%, respectively, of total rental and occupancy charges.

      At September 30, 1997, the Company had investments in sixteen properties. (See Item 2 for detailed description of the properties.) These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois and Virginia. All properties are managed by a management company. Monsey, New York and
Monaca, Pennsylvania  are  not  net-leased.   The remaining
fourteen properties are all leased  on  a  net basis.

      The Company does not have an advisory contract. Its properties are managed by the David Cronheim Management
Company  under   a management  contract which is in effect on a
year to year basis. The David Cronheim Management Company received $17,681, $17,825 and $10,540 in 1997, 1996 and 1995,
respectively,  for the management  of various properties.  The
David Cronheim Company also received $46,188, $21,777   and
$11,877  in  commissions  in  1997, 1996 and 1995, respectively.

      The  Company  competes with other investors in real  estate for attractive  investment opportunities.  These investors  include
other "equity" real   estate  investment  trusts,  limited
partnerships, syndications and private investors, among others.

      The Company has a flexible investment policy concentrating its investments in the area of net-leased industrial properties. The Company's strategy is to obtain a favorable yield spread between the yield from the net-leased industrial properties and
mortgage interest costs.   The  Company  continues  to  purchase
net-leased industrial properties, since management believes that there is a potential for long-term capital appreciation through
investing  in  well-located industrial  properties.   There is the
risk  that,  on  expiration  of current leases, the properties can
become vacant or re-leased at lower rents.   The  results  obtained
by  the  Company  by  re-leasing  the properties will depend on the
market for industrial properties at that time.   The  Company will
also invest in the securities of other real estate investment trusts (REITs) and may, from time to time, invest in mortgages. In 1998, the Company plans to acquire $15,000,000 of net-leased industrial properties. The funds for these acquisitions may
come   from  the  Company's  available  line  of  credit,  other
bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

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

ITEM 2 - DETAILED DESCRIPTION OF PROPERTIES

      The Company operates as a real estate investment trust. Its portfolio is primarily in equity holdings, some of which have been long-term holdings carried on the financial statements of the Company at depreciated cost. It is believed that their current market values exceed both the original cost and the depreciated cost. The following are photographs of the Company's equity holdings at September 30, 1997, together with a brief
description of  each.   (See  Item  14,Schedule III for additional
information on Real Estate and Accumulated Depreciation and Item 14, Note 7 of the Notes to the Financial Statements for a discussion of encumbrances on these equity holdings).

                        (PICTURE OF PROPERTY)


                         SOMERSET, NEW JERSEY

The Company owns a two-thirds interest in this Somerset, New Jersey shopping center. The remaining one-third interest is owned by D & E Realty, an unrelated entity. All assets, liabilities, income and expense are allocated to the owners based upon their respective ownership percentages. The total rentable space in this shopping center is approximately 42,800 square feet. In addition, 21,365 square feet of land was leased to Taco Bell, Inc. on which a free standing restaurant was completed during 1993. This shopping center was 100% occupied at September 30, 1997. Effective October 1, 1995, the main store was leased on a net-net basis. This lease expires on September 30, 2000. The Company's portion of the annual rental income on this facility was approximately $287,000.





                        (PICTURE OF PROPERTY)




                         RAMSEY, NEW JERSEY

     Ramsey Industrial Park, located on E. Crescent Avenue in
Ramsey, New Jersey is a 42,719 square foot building leased on a net-net basis to Bogen Photo, Inc. This lease was extended by agreement to 2001. The current annual rental income is approximately $224,000.

                       (PICTURE OF PROPERTY)




                         MONSEY, NEW YORK

     This steel and block building, located at 40 Robert Pitt Drive, Monsey, New York, was purchased by the Company on September 30, 1980, for $1,025,000. The 55,000 square foot building includes four warehouses of about 11,000 square feet each and 10,000 square feet of offices in the front. The current annual rental income is approximately $310,000. At September 30, 1997, this property was 87% occupied.



                       (PICTURE OF PROPERTY)



                        MONACA, PENNSYLVANIA

     The Moor Industrial Park is located in Monaca, Pennsylvania.
It consists of approximately 292,000 feet of rentable space located on 23 acres. The leases are all short term at relatively low rents. The current annual rental income is approximately $399,000. At September 30, 1997, this property was 64% occupied. This property has 1,200 feet of undeveloped river frontage.

                         (PICTURE OF PROPERTY)



                         ORANGEBURG, NEW YORK

This 50,400 square foot warehouse facility, located in Orangeburg, New York, was purchased by the Company on November 25, 1992 for a purchase price of $3,650,000. This warehouse facility is leased to the Keebler Company on a net-net basis. The average annual rental income over the term of the lease is approximately $433,000. The lease expires on November 30, 2000.




                         (PICTURE OF PROPERTY)




                     SOUTH BRUNSWICK, NEW JERSEY

     This 144,520 square foot building, located in South Brunswick, New Jersey was purchased from Equitable Life Assurance Society for $5,100,000 on March 30, 1993. It is occupied by Amway Corporation as a distribution center on a 5-year lease which expired on June 30, 1997. Average annual income over the term of the lease was approximately $595,000. Amway Corporation will occupy the building until December, 1997 at a monthly rental of $162,585. Effective January 1, 1998, the Company entered into a lease with McMaster Carr Supply Co. This lease expires on December 31, 2000. Average annual rental income over the term of the lease is $614,210.

                        (PICTURE OF PROPERTY)




                      GREENSBORO, NORTH CAROLINA

     This 40,560 square foot distribution center is the second such facility leased to the Keebler Company. It is located in Greensboro, North Carolina and was purchased on April 15, 1993 for $2,165,000. This net-net lease expires February 14, 2003. Annual rental income is approximately $233,000.





                        (PICTURE OF PROPERTY)





                        JACKSON, MISSISSIPPI

   This 26,340 square foot warehouse facility, located in Jackson Mississippi was purchased July 30, 1993 for a purchase price of $1,435,000. This is the third in a series of warehouses occupied by the Keebler Company on a net-net lease. The average annual rental income over the term of the lease is approximately $169,000. This lease expires September 30, 2003. The Keebler Company has sub-leased this facility.

                        (PICTURE OF PROPERTY)




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






                        (PICTURE OF PROPERTY)




                           WICHITA, KANSAS

     This 44,136 square foot warehouse facility in Wichita, Kansas was purchased on February 17, 1994 for a purchase price of $1,765,000. This is the fifth of the acquisitions of Keebler Company net-leased warehouses. The average annual rental income over the term of the lease is approximately $195,000. This lease expires May 30, 2005.

                        (PICTURE OF PROPERTY)



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





                        (PICTURE OF PROPERTY)





                        RICHLAND, MISSISSIPPI

     This 36,000 square foot warehouse facility was purchased on March 31, 1994 for the purchase price of $1,400,000. This facility is 100% net-leased to the Federal Express Corporation for an annual rental income of approximately $140,000 over the term of the lease. This lease expires on March 31, 2004.

                       (PICTURE OF PROPERTY)




                         O'FALLON MISSOURI

     On October 13, 1994, the Company purchased a 102,135 square foot warehouse facility in O'Fallon, Missouri. This warehouse facility is 100% net-leased to PPG Industries, Inc. The purchase price was $3,525,000. The average annual rental income over the term of the lease is approximately $353,000. This lease expires June 30, 2001.




                       (PICTURE OF PROPERTY)





                       VIRGINIA BEACH, VIRGINIA

     On May 10, 1996, the Company purchased a 67,926 square foot warehouse facility in Virginia Beach, Virginia for approximately $2,500,000. This warehouse facility is 100% net leased to the Raytheon Service Company. The annual rental income is approximately $307,000. This lease expires February 28, 2001.

                        (PICTURE OF PROPERTY)





                    FAYETTEVILLE, NORTH CAROLINA

     On May 27, 1997, the Company purchased a 148,000 square foot warehouse facility in Fayetteville, North Carolina for approximately $4,600,000. This warehouse facility is 100% net-leased to Belk Enterprises, Inc. The annual rental income over the term of the lease is approximately $473,000. This lease expires June 4, 2006.





                        (PICTURE OF PROPERTY)




                         SCHAUMBURG, ILLINOIS

     On June 11, 1997, the Company purchased a 73,500 square foot warehouse facility in Schaumburg, Illinois for approximately $4,700,000. This warehouse facility is 100% net-leased to Federal Express Corporation. The annual rental income over the term of the lease is approximately $463,000. This lease expires April 1, 2007.

                         (PICTURE OF PROPERTY)





                         TETERBORO, NEW JERSEY

   On June 4, 1997, the Company invested $1,000,000 in a limited liability company, Hollister `97, LLC, representing a 25% ownership interest. The sole business of this LLC is the ownership and operation of the Hollister Corporate Park in Teterboro, New Jersey. Under the agreement, the Company is to receive a cumulative preferred 11% annual return on its investment.

ITEM 3 - LEGAL PROCEEDINGS

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.

                               PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The shares of Class A common stock of Monmouth Real Estate Investment Corporation are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ symbol MNRTA). The per share range of high and low market prices and distributions paid to shareholders during each quarter of the last two years were as follows:

            1997                                      1996
        Market Price                             Market Price
Fiscal Qtr. High   Low   Distrib.     Fiscal Qtr.  High   Low  Distrib.
 First     6-5/8  5-1/4  $ .125         First         6   5-1/8  $ .125
 Second   6-15/16 5-3/4    .125         Second      6-1/4 5-1/4    .125
 Third     5-5/16 5-1/2    .13          Third       6-3/8 5-9/16   .125
 Fourth    6-5/8  5-5/8    .13          Fourth        6   5-3/8    .125
                         ______                                  ______
                         $ .51                                   $ .50
                         ======                                  ======

     The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     On September 30, 1997, the closing price was 6-5/8.

     As of September 30, 1997, there were approximately 938 shareholders of record who held shares of Class A common stock of the Company.

     It is the Company's intention to continue distributing quarterly dividends. On September 23, 1997, the Company declared a dividend of $.13 a share to be paid on December 15, 1997 to shareholders of record November 17, 1997.

ITEM 6 - SELECTED FINANCIAL DATA


                                           September 30,

                      1997        1996         1995         1994      1993
INCOME STATEMENT DATA:

Total Income     $  5,798,699 $  4,607,434 $ 4,240,859 $ 3,870,841 $ 3,398,116
Total Expenses      3,965,002    3,233,584   3,293,692   2,856,210   2,134,666
Gains on Sales of Assets-
 Investment Property   47,457       22,249      38,766     392,416      16,551
Net Income          1,881,154    1,396,099     985,933   1,407,047   1,280,001
Net Income Per Share      .46          .39          .31        .49         .51

BALANCE SHEET DATA:
Total Assets     $ 44,942,723 $ 32,538,076 $30,289,860 $29,234,128 $22,550,291
Long-Term
 Obligations       20,498,016   14,197,529  14,522,503  13,681,614   7,708,382
Shareholders'
 Equity            19,889,288   16,109,382  14,247,867  13,157,339  10,835,102



OTHER INFORMATION:

Average Number of Shares
 Outstanding         4,047,759    3,584,364   3,212,064  2,878,951   2,536,034
Funds from
 Operations*      $  2,821,902 $  2,226,079 $ 1,730,871 $1,640,707 $ 1,632,022
Cash Dividends
 Per Share                 .51          .50         .50        .50         .50



*Defined as net income, excluding gains (or losses) from sales of assets, plus depreciation. Funds from Operations do not replace net income determined in accordance with generally accepted accounting principles (GAAP) as a measure of performance or net cash flows as a measure of liquidity. Funds from Operations is not a GAAP measure of operating performance and should be considered as a supplemental measure of operating performance used by real estate investment trusts.


                               Page 14

ITEM 6 - SELECTED FINANCIAL DATA (CONT'D)


                   SUMMARY OF OPERATIONS BY PROPERTY
                   FOR THE YEARS ENDED SEPTEMBER 30,


                                        1997       1996        1995
     Net Rental Income

Somerset, New Jersey               $   238,494  $   226,065  $   58,814
Ramsey, New Jersey                     183,459      177,242     180,301
Monaca, Pennsylvania                   133,483      145,356     142,576
Monsey, New York                       200,811      201,997     237,034
Orangeburg, New York                   186,985      176,241     155,360
South Brunswick, New Jersey            656,756      280,857     157,965
Greensboro, North Carolina              32,362       30,621      28,994
Jackson, Mississippi                    70,433       67,227      61,474
Franklin, Massachusetts                239,977      224,684     206,608
Wichita, Kansas                         26,328       24,052      21,936
Urbandale, Iowa                         99,184       92,834      83,855
Richland, Mississippi                   48,818       44,260      38,843
O'Fallon, Missouri                      74,447       63,508      84,769
Virginia Beach, Virginia               124,429       27,854         -0-
Fayetteville, North Carolina             5,953          -0-         -0-
Schaumburg, Illinois                     5,815          -0-         -0-
                                     _________    _________   _________
     Net Rental Income               2,327,734    1,782,798   1,458,529

Net Interest and Other Income          129,871      125,812      59,757
                                     _________    _________   _________
     TOTAL                           2,457,605    1,908,610   1,518,286

General & Administrative Expenses     (623,908)    (534,760)   (571,119)
                                     _________    _________   _________
     Income Before Gains             1,833,697    1,373,850     947,167
Gain on Sale of Assets-
     Investment Property                47,457       22,249      38,766
                                     _________    _________   _________
     NET INCOME                    $ 1,881,154  $ 1,396,099  $  985,933
                                     =========    =========   =========



                               Page 15

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   Liquidity and Capital Resources

     Monmouth Real Estate Investment Corporation (the Company) operates as a real estate investment trust deriving its income primarily from real estate rental operations. At September 30, 1997, the Company's shareholders' equity increased to $19,889,288 as compared to $16,109,382 in 1996.

     The Company finances its purchases primarily through mortgages on its acquisitions. The Company has a secured $1,000,000 line of credit all of which was available at September 30, 1997. This credit line expires on January 30, 1998. The Company also has a $5,000,000 unsecured line of credit. Interest is at prime and is due monthly. This line expires April 29, 2000. At September
30, 1997, the Company utilized $3,190,510 of this line of credit.

     The Company's ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments, the sale of real estate investments, collection of mortgages receivable, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan, and access to the capital markets. Purchases of new properties, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place demands on the Company's liquidity.

   The Company intends to operate its existing properties from the cash flow generated by the properties. However, the Company's expenses are affected by various factors, including inflation. Increases in operating expenses raise the breakeven point for a property and, to the extent that they cannot be passed on through higher rents, reduce the amount of available cash flow which can adversely affect the market value of the property.

   The Company's focus is on equity investments. During the past five years, the Company purchased twelve net-leased warehouse facilities at an aggregate cost of approximately $38,000,000. The Company incurred a total of approximately $29,000,000 in debt relating to these purchases.

   The Company expects to make additional real estate investments from time to time. In 1998, the Company plans to acquire $15,000,000 of net-leased industrial properties. The funds for these acquisitions may come from the Company's available line of credit, other bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

     Funds generated are expected to be sufficient to meet debt service requirements and capital expenditures of the Company.

     Cash provided from operating activities amounted to $2,594,380 in 1997 as compared to $2,183,561 in 1996 and $2,267,039 in 1995.

     At September 30, 1997, the Company had total liabilities of $25,053,435 and total assets of $44,942,723. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

     The Company has a Dividend Reinvestment and Stock Purchase Plan. During 1997, a total of $3,586,238 in additional capital was raised. The success of the Plan resulted in a substantial improvement in the Company's liquidity and capital resources in 1997. It is anticipated that a comparable level of participation will continue in the Plan in fiscal 1998. Therefore, the Company anticipates that the Plan will result in further increased liquidity and capital resources in 1998.

                        Results of Operations

   The Company's activities primarily generate rental income. Net income for the fiscal year ended September 30, 1997 was $1,881,154 as compared to $1,396,099 in 1996 and $985,933 in 1995. Net rental income for the fiscal year ended September 30, 1997 was $2,327,734 as compared to $1,782,798 in 1996 and $1,458,529 in 1995. The following is a discussion of the results of operations by location for 1997 as compared to 1996 and 1996 as compared to 1995:

     Somerset, New Jersey
     During 1997, net rental income remained relatively stable. During 1996, net rental income increased due to the main store being occupied for the full year, whereas in 1995 it was vacant for part of the year. This shopping center was 100% occupied at September 30, 1997.

     Ramsey, New Jersey
     Net rental income remained relatively stable for 1997 and 1996.

     Monaca, Pennsylvania
     Net rental income remained relatively stable for 1997 and 1996.

     Monsey, New York
     Net rental income remained relatively stable for 1997 and 1996.

     Orangeburg, New York
     Net rental income remained relatively stable during 1997 and 1996.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

     South Brunswick, New Jersey
     Net rental income increased during 1997 due to a lease extension from July 1, 1997 to December 31, 1997 at a monthly rental of $162,585. The previous monthly rental was $54,195. Net rental income increased $123,000 during 1996. This increase was a result of a decrease in interest expense due to principal repayments.

     Greensboro, North Carolina
     Net rental income remained relatively stable during 1997 and 1996.

     Jackson, Mississippi
     Net rental income remained relatively stable during 1997 and 1996.

     Franklin, Massachusetts
     Net rental income remained relatively stable during 1997 and 1996.

     Wichita, Kansas
     Net rental income remained relatively stable during 1997 and 1996.

     Urbandale, Iowa
     Net rental income remained relatively stable during 1997 and 1996.

     Richland, Mississippi
     Net rental income remained relatively stable during 1997 and 1996.

     O'Fallon, Missouri
     This warehouse facility was acquired during 1995. Net rental income remained stable for 1997. Net rental income decreased during 1996 due to an increase in depreciation expense over 1995's half year convention.

     Virginia Beach, Virginia
     This warehouse facility was acquired during 1996. It is net-leased to Raytheon Service Company. Average monthly rental income over the term of the lease is $25,555. During 1997, rental income increased due to a full year's income.

     Fayetteville, North Carolina
     This warehouse facility was acquired during 1997. It is net-leased to Belk Enterprises, Inc. Average monthly rental income over the term of the lease is $39,411.

     Schaumburg, Illinois
     This warehouse facility was acquired during 1997. It is net-leased to Federal Express Corporation. Average monthly rental income over the term of the lease is $38,517.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

     The Company also generated net interest and other income from its investments in securities available for sale, which are subject to general market price risks, mortgages receivable and Hollister`97, LLC. Net interest and other income remained relatively stable during 1997. The increase in 1996 was primarily due to a gain of $66,933 on the sale of securities available for sale.

     General and administrative expenses increased during 1997 primarily as a result of increased professional fees. General and administrative expenses remained relatively stable during 1996.

   The Company recognized a deferred gain from the Howell Township installment sale of approximately $47,000, $22,000 and $39,000 for 1997, 1996 and 1995, respectively.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data listed in Part VI, Item 14 are incorporated herein by reference and filed as part of this report.

     The following is the Unaudited Selected Quarterly Financial Data:

             SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                         THREE MONTHS ENDED
------------------------------------------------------------------------------
FISCAL 1997             12/31/96        3/31/97        6/30/97         9/30/97
------------------------------------------------------------------------------
Total Income          $1,297,931     $1,299,347     $1,330,086      $1,871,335
Total Expenses           992,888        897,481        973,674       1,100,959
Gains on Sales of
 Assets-Investment
 Property                  6,000          6,000          6,000          29,457
Net Income               311,043        407,866        362,412         799,833
Net Income per Share         .08            .10            .09             .19
------------------------------------------------------------------------------
                          THREE MONTHS ENDED
------------------------------------------------------------------------------
FISCAL 1996             12/31/95        3/31/96        6/30/96         9/30/96
------------------------------------------------------------------------------
Total Income          $1,131,759     $1,129,264     $1,148,182      $1,198,229
Total Expenses           780,174        864,534        816,225         772,651
Gains on Sales of
 Assets-Investment
 Property                  6,000          6,000          6,000           4,249
Net Income               357,585        270,730        337,957         429,827
Net Income per Share         .10            .08            .09             .12



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        Principal Occupation        Director  Shares   Percent
Name, Age and Title     Past Five Years              Since   Owned(1) of Stock

Ernest V. Bencivenga    Financial Consultant;         1968     8,529     0.19%
  (79)                  Treasurer and Director (1961
Treasurer and Director  to present) and Secretary (1967
                        to present) of Monmouth Capital
                        Corporation; Director (1969 to
                        present) and Secretary/Treasurer
                        (1984 to present) of United
                        Mobile Homes, Inc.

Anna T. Chew            Certified Public Accountant;  1993     6,972(2)  0.16%
  (39)                  Controller (1991 to present) and
Controller and          Director (1994 to present) of
Director                Monmouth Capital Corporation;
                        Vice President (1995 to present),
                        Director (1994 to present), and
                        Chief Financial Officer (1991
                        to present) of United Mobile
                        Homes, Inc.

Daniel D. Cronheim      Attorney at Law, Daniel D.    1989    17,058     0.39%
  (43)                  Cronheim, Esq. (1982 to present);
Director                Executive Vice President (1989
                        to present) and General Counsel
                        (1983 to present),  of David
                        Cronheim Company.

Boniface DeBlasio       Chairman of the Board         1968    10,788     0.24%
  (76)                  (1968 to present) and Director
Director                (1961 to present) of Monmouth
                        Capital Corporation.

Ara K. Hovnanian        President (1988 to present)   1989        41      ---
  (38)                  and Director (1981 to present)
Director                of Hovnanian Enterprises, Inc.,
                        a publicly-owned company
                        specializing in the construction
                        of housing.

Charles P. Kaempffer    Investor; Director (1970     1974     36,188(3)  0.82%
  (60)                  to present) of Monmouth Capital
Director                Corporation; Director (1969 to
                        present) of United Mobile
                        Homes, Inc.

                        Principal Occupation        Director  Shares   Percent
Name, Age and Title     Past Five Years              Since   Owned(1) of Stock

Eugene W. Landy         Attorney at Law, Landy and    1968  344,099(4)   7.78%
 (64)                   Landy; President and Director
President, CEO          (1961 to present) of Monmouth
and Director            Capital Corporation; Chairman
                        of the Board (1995 to present)
                        Director (1969 to present) and
                        President (1969 to 1996) of
                        United Mobile Homes, Inc.

Samuel A. Landy         Attorney at Law (1987 to      1989  110,066(5)   2.75%
  (36)                  present Landy and Landy;
Director                President (1995 to present),
                        Director (1991 to present), and
                        Vice President (1991 to 1995) of
                        United Mobile Homes, Inc.;
                        Director (1994 to present) of
                        Monmouth Capital Corporation.

W. Dunham Morey         Certified Public Accountant,  1968   51,095(6)   1.16%
  (75)                  W. Dunham Morey, CPA;
Director                Director (1961 to present) of
                        Monmouth Capital Corporation.

Robert G. Sampson       Investor; Director (1963 to   1968   67,774(7)   1.53%
  (72)                  present) of Monmouth Capital
Director                Corporation; Director (1969 to
                        present) of United Mobile Homes,
                        Inc.; Director (1972 to 1993)
                        of United Jersey Bank, N.A.
                        (formerly Franklin State Bank);
                        General Partner (1983 to
                        present) of Sampco, Ltd., an
                        investment group.

(1) Beneficial ownership, as defined herein, includes Class A Common Stock as to which a person has or shares voting and/or investment power.

(2) Held jointly with Ms. Chew's husband; includes 1,181 shares held in Ms. Chew's 401 (k) Plan.

(3) Includes (a) 13,630 shares owned by Mr. Kaempffer's wife; and (b) 1,080 shares in joint name with Mrs. Kaempffer.

(4) Includes (a) 67,777 shares owned by Mr. Landy's wife; (b) 165,541 shares held in the Landy & Landy, P.C. Profit Sharing Plan, of which Mr. Landy is a Trustee with power to vote; and (c) 88,738 shares held in the Landy & Landy, P.C. Pension Plan, of which Mr. Landy is a Trustee with power to vote. Excludes 35,882 shares held by Mr. Landy's adult children, in which he disclaims any beneficial interest.

(5) Includes (a) 2,953 shares owned by Mr. Landy's wife, and (b) 21,252 shares held in custodial accounts for Mr. Landy's minor children under the Uniform Gift to Minors'Act in which he disclaims any beneficial interest, but has power to vote, and (c) 9,001 shares held in Mr. Landy's 401 (k) Plan.

(6)  Includes 12,524 shares owned by Mr. Morey's wife.

(7) Includes 6,000 shares held by Sampco, Ltd. in which he has a beneficial interest.

     The Directors as a class own 652,610 shares, which is 15% of the outstanding shares.

ITEM 11 - EXECUTIVE COMPENSATION




Summary Compensation Table

     The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 1997, 1996 and 1995 to the Chief Executive Officer. There were no other executive officers whose aggregate cash compensation exceeded $100,000:

                                        Annual Compensation
Name and Principal Position     Year        Salary        Bonus      Other

Eugene W. Landy                 1997         None        $50,000   $250,700(1)
Chief Executive Officer         1996         None          None     173,203
                                1995         None          None     162,445

(1) Represents Director's fees of $3,200 paid to Mr. Landy, management fees of $110,000, legal fees of $28,500 paid to the firm of Landy & Landy and $109,000 accrual for pension and other benefits in accordance with Mr. Landy's employment contract.

Stock Option Plan

   The following table sets forth, for the executive officer named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended September 30, 1997:

                                                           Potential Realized
                           % of Total   Price               Value at Assumed
                   Options  Granted to   Per    Expiration  Annual Rates for
Name               Granted  Employees   Share     Date        5%        10%

Eugene W. Landy    150,000     50%     $6.5625  4/30/02    $152,310   $449,985

     The following table sets forth for the executive officer named in the Summary Compensation Table, information regarding stock options outstanding at September 30, 1997:

                                                                 Value of
                                                                Unexercised
                                                                  Options
                                      Number of Unexercised      at Year-End
                 Shares     Value      Options at Year-End       Exercisable/
Name            Exercised  Realized  Exercisable/Unexercisable  Unexercisable

Eugene W. Landy    -0-       N/A         -0-     150,000        $-0- / $9,375


Employment Agreement

     On December 9, 1994, the Company and Eugene W. Landy entered into an Employment Agreement under which Mr. Landy receives an annual base compensation (management fee) of $110,000 (as amended) plus bonuses and customary fringe benefits, including health insurance and five weeks vacation. Additionally, there will be bonuses voted by the Board of Directors. The Employment Agreement is terminable by either party at any time, subject to certain notice requirements.

     On severance of employment for any reason, Mr. Landy will receive severance of $300,000, payable $100,000 on severance and $100,000 on the first and second anniversaries of severance.

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

     Cronheim Management Company received the sum of $17,681 in 1997 for management fees. David Cronheim Company received $26,510 in 1997 for commissions. These totals are based on amounts paid or accrued during the fiscal year. Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

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

Evaluation

   The Company's funds from operations continue to increase. The Committee reviewed the progress made by Eugene W. Landy, Chief Executive Officer, in shifting the Company's focus from mortgage loans to equity properties. The Committee also noted that Mr. Landy's current compensation was less than the average salary received by Chief Executive Officers of other REIT's. His base compensation under this contract was increased to $110,000 per year. The Committee has also decided to grant Mr. Landy a bonus of $50,000 in 1997.

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

                 Monmouth Real
Year           Estate Corporation       NAREIT        S&P 500

1992                 100                 100            100
1993                 127                 113            131
1994                 124                 117            125
1995                 120                 152            140
1996                 136                 183            168
1997                 170                 257            234

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     On September 30, 1997, no person owned of record or was known by the Company to own beneficially more than five percent of the shares of the Corporation, except as follows:
                                     Amount and Nature
Title of    Name and Address           of Beneficial      Percent
 Class      of Beneficial Owner          Ownership       of Class

Class A     Eugene W. Landy               344,099          7.78%
Common      20 Tuxedo Road
Stock       Rumson, NJ 07760


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Certain relationships and related party transactions are incorporated herein by reference to Item 14 and Note 10 of the Notes to the Financial Statements - Related Party Transactions.

                               PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                   PAGE(S)
(a) (1) The following Financial Statements are filed as part of this report:

          (i)    Independent Auditors' Report                          30

          (ii)   Balance Sheets as of September 30, 1997 and 1996      31

          (iii)  Statements of Income for the years ended
                 September 30, 1997, 1996 and 1995                     32

          (iv)   Statements of Shareholders' Equity for the years
                 ended September 30, 1997, 1996 and 1995               33

          (v)    Statements of Cash Flows for the years ended
                 September 30, 1997, 1996 and 1995                     34

          (vi)   Notes to the Financial Statements                 35  -  48

(a) (2) The following Financial Statement Schedule is filed as part of this report:

          (i)    Schedule III - Real Estate and Accumulated
                 Depreciation as of September 30, 1997             49  -  51

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON ON FORM 8-K

(a) (3)   Exhibits

          (3) Articles of Incorporation and By-Laws

          (i) Reference is hereby made to the Certificate of Incorporation of Monmouth Real Estate Investment Corporation filed with the Securities and Exchange Commission on April 13, 1990 on Form S-4
                  (Registration No. 33-34103).

          (ii) Reference is hereby made to the By-laws of Monmouth Real Estate Investment Corporation filed with the Securities and Exchange Commission on April 3, 1990 on Form S-4 (Registration No. 33-34103).

          (10)    Material Contracts

          (i) Employment Agreement with Mr. Eugene W. Landy dated December 9, 1994 is incorporated by reference to that filed with the Company's Form 10-K filed with the Securities and Exchange Commission on December 28, 1994.

          (ii) Employment Agreement with Mr. Ernest V. Bencivenga dated November 9, 1993 is incorporated by reference to that filed with the Company's Form 10-K filed with the Securities and Exchange Commission on December 28, 1994.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation as of September 30, 1997 and
1996, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                              /s/ KPMG Peat Marwick LLP


Short Hills, New Jersey
November 21, 1997

              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                            BALANCE SHEETS
                          AS OF SEPTEMBER 30,

ASSETS                                                   1997        1996
Real Estate Investments:
   Land                                             $  6,141,724 $  4,929,924
   Buildings, Improvements and Equipment,
      net of Accumulated Depreciation of
      $5,482,527 and $4,494,322, respectively         32,606,220   25,294,699
   Mortgage Loans Receivable                             195,583      262,585
                                                      __________   __________
Total Real Estate Investments                         38,943,527   30,487,208

Cash and Cash Equivalents                                269,291      244,394
Securities Available for Sale at Fair Value            3,250,147      607,975
Interest and Other Receivables                           542,177      552,091
Prepaid Expenses                                         125,498      123,669
Lease Costs - Net of Accumulated Amortization            100,602       55,347
Investments in Hollister '97, LLC                      1,010,000          -0-
Other Assets                                             701,481      467,392
                                                      __________   __________
TOTAL ASSETS                                        $ 44,942,723 $ 32,538,076
                                                      ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage Notes Payable                              $ 21,079,238 $ 15,216,610
Loans Payable                                          3,190,510      500,000
Deferred Gains - Installment Sales                       138,532      185,989
Other Liabilities                                        645,155      526,095
                                                      __________   __________
    Total Liabilities                                 25,053,435   16,428,694
                                                      __________   __________
Shareholders' Equity:
Common Stock - Class A - $.01 Par Value,
    8,000,000 Shares Authorized;  4,421,847
    and 3,800,924 Shares Issues and Outstanding
    in 1997 and 1996, respectively                        44,218       38,009
Common Stock - Class B - $.01 Par Value, 100,000
Shares Authorized, No Shares Issued or Outstanding           -0-          -0-
Additional Paid-in Capital                            19,450,137   16,044,359
Unrealized Holding Gains on Securities
    Available for Sale                                   394,933       27,014
                                                      __________   __________
Total Shareholders' Equity                            19,889,288   16,109,382
                                                      __________   __________
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 44,942,723 $ 32,538,076
                                                      ==========   ==========

             See Accompanying Notes to the Financial Statements



              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                        STATEMENTS OF INCOME
                   FOR THE YEARS ENDED SEPTEMBER 30,

                                           1997         1996        1995
INCOME:
   Rental and Occupancy Charges       $ 5,354,301  $ 4,474,279  $ 4,168,549
   Interest and Other Income              444,398      133,155       72,310
                                        _________    _________    _________
TOTAL INCOME                            5,798,699    4,607,434    4,240,859
                                        _________    _________    _________
EXPENSES:
   Interest Expense                     1,711,466    1,252,180    1,372,596
   Management Fees                         17,681       17,825       10,540
   Real Estate Taxes                      295,830      268,594      214,527
   Professional Fees                      419,854      342,417      314,335
   Operating Expenses                     319,883      302,752      340,204
   Office and General Expense             181,083      166,287      229,386
   Director Fees                           31,000       31,300       28,400
   Depreciation                           988,205      852,229      783,704
                                        _________    _________    _________
TOTAL EXPENSES                          3,965,002    3,233,584    3,293,692
                                        _________    _________    _________

   Income Before Gains                  1,833,697    1,373,850      947,167
   Gains on Sale of Assets -
      Investment Property                  47,457       22,249       38,766
                                        _________    _________    _________
                NET INCOME            $ 1,881,154  $ 1,396,099  $   985,933
                                        =========    =========    =========

PER SHARE INFORMATION:

   Average Number of Shares
      Outstanding                       4,047,759    3,584,364    3,212,064

   Income Before Gains                    $   .45      $   .38      $   .30
   Gains on Sale of Assets -
      Investment Property                     .01          .01          .01
                                            _____        _____        _____

               NET INCOME                 $   .46      $   .39      $   .31
                                            =====        =====        =====


          See Accompanying Notes to the Financial Statements


                                Page 32

              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                  STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED SEPTEMBER 30,


                                                                    Unrealized
                                                                      Holding
                                                                      Gains on
                                               Additional   Undis-  Securities
                                Common Stock     Paid-In   tributed  Available
                               Number   Amount   Capital    Income    for Sale
Balance September 30, 1994   3,066,002 $30,660 $12,796,784 $  329,895 $   -0-

Shares Issued in connection
 with the Dividend Reinvestment
 and Stock Purchase Plan       326,043   3,260   1,647,314        -0-     -0-

Distributions                      -0-     -0-    (288,891)(1,315,828)    -0-

Net Income                         -0-     -0-         -0-    985,933     -0-

Unrealized Holding Gains on
 Securities Available for Sale     -0-     -0-         -0-        -0-  58,740
                             _________  ______  __________  _________  ______
Balance September 30, 1995   3,392,045  33,920  14,155,207        -0-  58,740

Shares Issued in connection
 with the Dividend Reinvestment
 and Stock Purchase Plan       408,879   4,089   2,288,380        -0-     -0-

Distributions                      -0-     -0-    (399,228)(1,396,099)    -0-

Net Income                         -0-     -0-         -0-  1,396,099     -0-

Unrealized Holding Gains on
 Securities Available for Sale     -0-     -0-         -0-        -0- (31,726)
                             _________  ______  __________  _________  ______
Balance September 30, 1996   3,800,924  38,009  16,044,359        -0-  27,014

Shares Issued in connection
 with the Dividend Reinvestment
 and Stock Purchase Plan       620,923   6,209   3,580,029        -0-     -0-

Distributions                      -0-     -0-    (174,251)(1,881,154)    -0-

Net Income                         -0-     -0-         -0-  1,881,154     -0-

Unrealized Holding Gains on
 Securities Available for Sale     -0-     -0-         -0-        -0-  367,919
                             _________  ______  __________  _________  _______
Balance September 30, 1997   4,421,847 $44,218 $19,450,137 $      -0- $394,933
                             =========  ======  ==========  =========  =======

          See Accompanying Notes to the Financial Statements


              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                     STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED SEPTEMBER 30,

                                          1997          1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                        $  1,881,154  $  1,396,099  $    985,933
   Noncash Items Included in
    Net Income:
     Depreciation                         988,205       852,229       783,704
     Amortization                          36,861        73,122       160,449
     Gains on Sales of Assets-
      Investment Property                 (47,457)      (22,249)      (38,766)
     Gains on Sales of Securities         (75,323)      (66,933)          -0-
    Changes In:
     Interest & Other Receivables           9,914        29,156      (142,887)
     Prepaid Expenses                      (1,829)       (8,854)         (209)
     Other Assets and Lease Costs        (316,205)     (224,910)      520,096
     Other Liabilities                    119,060       155,901        (1,281)
                                       __________    __________    __________
NET CASH PROVIDED FROM
   OPERATING ACTIVITIES                 2,594,380     2,183,561     2,267,039
                                       __________    __________    __________
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Land, Buildings
    and Improvements                   (9,511,526)   (2,565,059)   (3,683,098)
   Investment in Hollister '97, LLC    (1,010,000)          -0-           -0-
   Collections on Installment Sales        67,002        31,412        54,732
   Purchase of Securities Available
    for Sale                           (2,778,904)     (514,380)          -0-
   Proceeds from Sale of Securities
    Available for Sale                    579,974       214,650           -0-
                                       __________    __________    __________
NET CASH USED IN
   INVESTING ACTIVITIES               (12,653,454)   (2,833,377)   (3,628,366)
                                       __________    __________    __________

NET CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Mortgages              6,930,776     1,500,000     2,500,000
   Proceeds from Loans                  9,390,510       500,000           -0-
   Principal Payments of Mortgages     (1,068,148)   (1,746,951)   (2,494,749)
   Principal Payments of Loans         (6,700,000)          -0-           -0-
   Proceeds from Issuance of
    Class A Common Stock                2,677,007     1,512,604       897,115
   Dividends Paid                      (1,146,174)   (1,015,462)     (851,260)
                                       __________    __________    __________
NET CASH PROVIDED FROM
   FINANCING ACTIVITIES                10,083,971       750,191        51,106
                                       __________    __________    __________
Net Increase (Decrease) in Cash            24,897       100,375    (1,310,221)
Cash and Cash Equivalents
 at Beginning of Year                     244,394       144,019     1,454,240
                                       __________    __________    __________
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                      $    269,291  $    244,394  $    144,019
                                       ==========    ==========    ==========


          See Accompanying Notes to the Financial Statements


              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO THE FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of the Business

     Monmouth Real Estate Investment Corporation (the Company) operates as a real estate investment trust deriving its income primarily from real estate rental operations. As of September 30, 1997 and 1996, rental properties consist of sixteen and fourteen commercial holdings, respectively, These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois and Virginia.

     Use of Estimates

     In preparing the financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

     Buildings, Improvements and Equipment

     Buildings, improvements and equipment are stated at the lower of depreciated cost or net realizable value. Depreciation is computed based on the straight-line method over the estimated useful lives of the assets. These lives range from 5 to 40 years. The Company accounts for its undivided interest in the Somerset property based upon its pro rata share of assets, liabilities, revenues and expenses. If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property's current carrying value. A property's carrying value would be adjusted, if necessary, to reflect an impairment in the value of the property.

     Revenue Recognition

     Rental income from tenants with leases having scheduled rental increases are recognized on a straight-line basis over the term of the lease.

     Gains and Deferred Gains on Installment Sales

     Gains on the sale of real estate investments are recognized by the full accrual method when the criteria for the method are met. Generally, the criteria are met when the profit on a given sale is determinable, and the seller is not obliged to perform significant activities after the sale to earn the profit. Alternatively, when the foregoing criteria are not met, the Company recognizes gains by the installment method. At September 30, 1997 and 1996, there was one deferred gain related to the 1986 sale of property located in Howell Township in the amount of $138,532 and $185,989, respectively.

     Securities Available for Sale

    The Company classifies its securities among three categories:
Held-to-maturity, trading and available-for-sale.

     The Company's securities at September 30, 1997 and 1996 are all classified as available-for-sale and are carried at fair value. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized.

     Cash Equivalents

     Cash equivalents consist of money market funds.

     Investment in Hollister `97, LLC

     The Company's 25% investment in Hollister `97, LLC is accounted for under the equity method. Under the equity method, the initial investment is recorded at cost. The carrying amount of the investment is increased or decreased to reflect the Company's share of income or loss and is also reduced to reflect any dividends received. An unrelated New Jersey limited partnership owns the remaining 75%.

     Earnings Per Share

     Net income per share is computed using the weighted average number of shares outstanding, adjusted for the exercise, or potential exercise, of any dilutive outstanding stock options (See
Note 8).

     Income Tax

     The Company has elected to be taxed as a Real Estate Investment Trust (REIT) under Sections 856-858 of the Internal Revenue Code. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 95% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.

     Stock Option Plan

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fairvalue-based method defined in SFAS No. 123 has been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and record compensation expense on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company will also provide the pro forma disclosure provisions of SFAS No. 123.

     Reclassifications

     Certain amounts in the financial statements for the prior years have been reclassified to conform to the statement presentation for the current year.

NOTE 2 - MORTGAGE LOANS RECEIVABLE

     The following is a summary of the mortgage loans receivable at September 30, 1997 and 1996:

                                 Rate      Maturity    9/30/97       9/30/96
   Bonim Associates, Inc.
   Howell Township Property        9%        1999     $195,583      $262,585


      The original amount of the mortgage receivable with Bonim Associates, Inc. was $514,000.

NOTE 3 - REAL ESTATE INVESTMENTS

     The following is a summary of the cost and accumulated
depreciation of the Company's property and equipment at September 30, 1997 and 1996:
                                                    Buildings,
                                                  Improvements,   Accumulated
September 30, 1997                       Land     and Equipment   Depreciation
NEW JERSEY:
  Ramsey           Industrial Building  $   52,639   $ 1,130,214   $  524,520
  Somerset(1)      Shopping Center          55,182     1,065,995      689,158
  Eatontown        Admin. Office               -0-         7,517        1,505
  South Brunswick  Industrial Building   1,128,000     4,087,400      589,403

PENNSYLVANIA:
  Monaca           Industrial Park         330,773     1,757,322      852,695

NEW YORK:
  Monsey           Industrial Building     119,910     1,742,521      764,803
  Orangeburg       Industrial Building     694,720     2,977,372      460,839

NORTH CAROLINA:
  Greensboro       Industrial Building     327,100     1,853,700      262,450
  Fayetteville     Industrial Building     172,000     4,467,885       57,278

MISSISSIPPI:
  Jackson          Industrial Building     218,000     1,233,500      164,809
  Richland         Industrial Building     211,000     1,195,000      107,239

MASSACHUSETTS:
  Franklin         Industrial Building     566,000     4,148,000      372,241

KANSAS:
  Wichita          Industrial Building     268,000     1,518,000      136,244

IOWA:
  Urbandale        Industrial Building     310,000     1,758,000      157,763

MISSOURI:
  O'Fallon         Industrial Building     264,000     3,302,000      211,530

VIRGINIA:
  Virginia Beach   Industrial Building     384,600     2,150,000       82,689

ILLINOIS:
  Schaumburg       Industrial Building   1,039,800     3,694,321       47,361
                                         _________    __________    _________
       Total at September 30, 1997     $ 6,141,724  $ 38,088,747  $ 5,482,527
                                         =========    ==========    =========

(1) This represents the Company's 2/3 undivided interest in the property.

                                Page 38

NOTE 3 - REAL ESTATE INVESTMENTS (CONT'D)
                                                     Buildings,
                                                   Improvements,  Accumulated
September 30, 1996                        Land     and Equipment  Depreciation
NEW JERSEY:
  Ramsey           Industrial Building  $   52,639   $ 1,123,839   $  496,432
  Somerset(1)      Shopping Center          55,182     1,062,395      648,406
  South Brunswick  Industrial Building   1,128,000     4,087,400      459,633

PENNSYLVANIA:
  Monaca           Industrial Park         330,773     1,672,262      779,931

NEW YORK:
  Monsey           Industrial Building     119,910     1,707,553      707,476
  Orangeburg       Industrial Building     694,720     2,977,372      366,307

NORTH CAROLINA:
  Greensboro       Industrial Building     327,100     1,853,700      203,565

MISSISSIPPI:
  Jackson          Industrial Building     218,000     1,233,500      125,645
  Richland         Industrial Building     211,000     1,195,000       76,600

MASSACHUSETTS:
  Franklin         Industrial Building     566,000     4,148,000      265,886

KANSAS:
  Wichita          Industrial Building     268,000     1,518,000       97,322

IOWA:
  Urbandale        Industrial Building     310,000     1,758,000      112,688

MISSOURI:
  O'Fallon         Industrial Building     264,000     3,302,000      126,867

VIRGINIA:
  Virginia Beach   Industrial Building     384,600     2,150,000       27,564
                                         _________    __________    _________
       Total at September 30, 1996     $ 4,929,924  $ 29,789,021  $ 4,494,322
                                         =========    ==========    =========




 (1) This represents the Company's 2/3 undivided interest in the property.






NOTE 4 - ACQUISITIONS

     On May 27, 1997, the Company purchased a 148,000 foot warehouse facility in Fayetteville, North Carolina. This warehouse facility is 100% net-leased to Belk Enterprises, Inc. The total price, including closing costs, was $4,639,885. The Company assumed an existing mortgage of approximately $3,400,000. This mortgage payable is at an interest rate of 7.8% and is due August 1, 2006.
The Company also utilized $1,100,000 of its revolving credit line with Summit Bank.

   On June 4, 1997, the Company invested $1,000,000 in a limited liability company, Hollister `97, LLC, representing a 25% ownership interest. The sole business of this LLC is the ownership and operation of the Hollister Corporate Park in Teterboro, New Jersey. Under the agreement, the Company is to receive a cumulative preferred 11% annual return on its investment.

    On June 11, 1997, the Company purchased a 73,500 square foot warehouse facility in Schaumburg, Illinois. The warehouse facility is 100% net-leased to Federal Express Corporation. The total purchase price, including closing costs, was $4,734,121. The Company entered into a mortgage loan for $3,500,000. This mortgage payable is at an interest rate of 8.48% and is due July 1, 2012.
The Company also utilized approximately $1,100,000 of its revolving credit line with Summit Bank.

     On May 10, 1996, the Company purchased a 67,926 square foot warehouse facility in Virginia Beach, Virginia. This warehouse facility is 100% net-leased to the Raytheon Service Company (Raytheon). The total purchase price, including closing costs was $2,534,600. The Company entered into a $1,500,000 mortgage loan with Life Savings Bank at an interest rate of 8.4% (subject to an adjustment after five years based on the US Treasury Index, plus 2.5%) which matures on June 1, 2021. The Company also used $1,000,000 of its line of credit with Summit Bank.

NOTE 5 - SECURITIES AVAILABLE FOR SALE

   The following is a summary of securities available for sale at September 30, 1997 and 1996:

1997                                        1996
                                                   Market
Market
Description                             Cost      Value
Cost
Value
Sizeler Property Investors Convert.
  Subordinated Debentures-2003    $  612,160  $  648,930  $  91,033  $  88,500
Alexander Haagen Properties, Inc.
  Ser A Convert. Subordinated
  Debentures-2001                    329,552     350,438        -0-        -0-
Pacific Gulf Properties, Inc. Convert.
  Subordinated Debenture-2001         50,999      60,000        -0-        -0-
MidAtlantic Realty Corp. Conv.
  Subordinated Debenture-2003         95,352     120,000        -0-        -0-
First Union Real Estate Equity & Subord.
  Convert. Deb. Mortgage Inv.-2003   240,459     257,188        -0-        -0-
Oasis Residential Inc. (OASPRA)      252,089     263,750        -0-        -0-
Bradley Real Estate Inc. (BTR)        33,200      42,000        -0-        -0-
Western Inv.REIT Share Ben.Int.(WIR)  25,450      27,000        -0-        -0-
PA Real Estate Investment (PEI)      108,227     126,250        -0-        -0-
IRT Property Company (IRT)            19,240      25,500        -0-        -0-
HRE Properties (HRE)                 242,282     294,450    205,528    219,600
MGI Properties (MGI)                  72,850     100,500    122,125    131,250
Mid America Realty Inv.Inc.(MDI)     444,280     531,250    162,275    168,625
Sizeler Properties
  Investors, Inc.(SIZ)               300,874     370,015        -0-        -0-
Alexander Haagen
  Properties, Inc.(ACH)               28,200      32,876        -0-        -0-
                                   _________   _________    _______    _______
Total                             $2,855,214  $3,250,147   $580,961   $607,975
                                   =========   =========    =======    =======

     During the fiscal years ended September 30, 1997, 1996 and 1995, gains on sales of securities amounted to $75,323, $66,933 and $-0-, respectively, which has been included in Other Income. Gross unrealized gains at September 30, 1997 and 1996 were $394,933 and $27,014, respectively, with no unrealized losses.

NOTE 6 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

   The Company has approximately 1,287,000 square feet of property of which approximately 282,000 square feet, or 22%, is leased to Keebler, approximately 148,000 square feet, or 12%, is leased to Belk Enterprises and approximately 145,000 square feet, or 11%, is leased to Amway Corporation at September 30, 1997. Rental and occupancy charges from Keebler totaled approximately $1,773,000, $1,773,000 and $1,772,000, respectively, for the years ended
September 30, 1997, 1996 and 1995, respectively.   Rental and
occupancy charges from the Amway Corporation totaled approximately $933,748 for the year ended September 30, 1997 and $595,000 for each of the years ended September 30, 1996 and 1995. Rental and occupancy charges from Belk Distributors Inc. totaled $181,426 for year end September 30, 1997. During 1997, 1996 and 1995, rental income and occupancy charges from properties leased to these companies approximated 54%, 56% and 57% of total rental and occupancy charges, respectively.

NOTE 7 - MORTGAGE NOTES PAYABLE

     The following is a summary of the mortgages payable at September 30, 1997 and 1996:

                                  Fiscal                    Balance
Mortgage                Rate     Maturity         9/30/97             9/30/96
Industrial Building
Orangeburg, New York     7%        2004      $   1,952,286       $   2,158,097

Industrial Building
South Brunswick, NJ    P+1%        1998          1,295,000           1,470,000

Industrial Building
Jackson, Mississippi   8.5%        2008            667,882             703,964

Industrial Building
Greensboro, N.Carolina  10%        1998          1,381,238           1,400,043

Industrial Building
Franklin, Massachusetts  7%        2004          2,222,602           2,456,910

Industrial Building
Wichita, Kansas      10.25%        2016          1,248,045           1,269,021

Industrial Building
Urbandale, Iowa          7%        2004          1,058,740           1,170,352

Industrial Building
Richland, Mississippi  7.5%        2004            745,220             813,606

Industrial Building
O'Fallon, Missouri     8.5%        2007          2,151,014           2,280,493

Industrial Building
Virginia Beach, VA    8.50%        2021          1,475,468           1,494,124

Industrial Building
Fayetteville, NC       7.8%        2006          3,411,024                 -0-

Industrial Building
Schaumburg, IL        8.48%        2012          3,470,719                 -0-
                                                __________          __________
Total Mortgage Notes Receivable                $21,079,238         $15,216,610
                                                ==========          ==========

Principal on the foregoing debt is scheduled to be paid as follows:

     Year Ending September 30, 1998         $ 3,771,732
                               1999           1,181,801
                               2000           1,274,979
                               2001           1,375,583
                               2002           1,484,213
                         Thereafter          11,990,930
                                             __________
                                            $21,079,238
                                             ==========

Lines of Credit

     The Company has a $1,000,000 line of credit with Summit at an interest rate of prime plus 1%. This line of credit is secured by a second mortgage on the South Brunswick Industrial Building which expires on January 30, 1998. As of September 30, 1997, this was fully available.

     The Company also has an unsecured $5,000,000 line of credit at an interest rate of Prime which expires on April 17, 2000. At
September 30, 1997, the Company had utilized $3,190,510 of this line of credit.

NOTE 8 -  STOCK OPTION PLAN

    On April 24, 1997, the shareholders approved and ratified the Company's 1997 Stock Option Plan authorizing the grant to officers, directors and key employees options to purchase up to 750,000 shares of common stock. Options may be granted any time up to December 31, 2006. No option shall be available for exercise beyond ten years. All options are exercisable after one year from the date of grant. The option price shall not be below the fair market value at date of grant. Canceled or expired options are added back to the "pool" of shares available under the Plan.

     The Company elected to follow APB Opinion No. 25 in accounting for its stock option plans, and accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                         1997
          Net Income              As reported         $1,881,154
                                  Pro forma            1,865,941

          Net Income Per share    As reported         $      .46
                                  Pro forma                  .46

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 9 percent; expected volatility of 25 percent; risk-free interest rates of 6.5 percent; and expected lives of five years.

     A summary of the status of the Company's stock option plan as of September 30, 1997 are as follows:
                                                          Weighted-
                                                           Average
                                                           Exercise
                                              Shares        Price
          Outstanding at beginning of year       -0-       $  -0-
          Granted                            300,000         6.28
          Exercised                              -0-          -0-
                                             _______
          Outstanding at end of year         300,000
                                             =======

          Options exercisable at end of year     -0-
                                             =======
          Weighted-average fair value of
             options granted during the year                  .61
                                                           ======

The following is a summary of stock options outstanding as of September 30, 1997:

Date of    Number of   Number of      Option    Expiration
Grant       Grants      Shares         Price       Date

04/30/97     10        135,000        $5.9375   04/30/02
04/30/97      2        165,000         6.5625   04/30/02

As of September 30, 1997, there were 450,000 shares available for grant under this plan.

NOTE 9 - INCOME FROM LEASES

     The Company derives income primarily from operating leases on its commercial properties. In general, these leases are written for periods up to ten years with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rents due under noncancellable leases at September 30, 1997 are scheduled as follows: 1998 - $5,351,000; 1999 - $4,735,000; 2000 - $4,667,000;
2001 $3,221,000;  thereafter - $8,614,000.

NOTE 10 - RELATED PARTY TRANSACTIONS

     Eugene W. Landy received $3,200, $3,200 and $2,800 during the years ended 1997, 1996 and 1995, respectively, as Director. The firm of Landy & Landy received $138,500, $111,003 and $100,645 during the years ended 1997, 1996 and 1995, respectively, as management and legal fees. An accrual of $109, 000 was made in 1997, and $59,000 in 1996 and 1995 for pension and other benefits in accordance with Mr. Landy's employment contract. Additionally, the Board of Directors has granted to Mr. Landy a loan of $100,000 at an interest rate of 10% due May 23, 1998. Principal and accrued interest is payable at maturity.


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

   In the event of death, Mr. Landy's designated beneficiary shall receive $300,000; $150,000 thirty days after death, and the balance one year after death.

     The Employment Agreement terminates December 31, 1999.
Thereafter, the term of the Employment Agreement shall be automatically renewed and extended for successive one-year periods. The Employment Agreement is terminable by either party at any time, subject to certain notice requirements.

     Cronheim Management Company received the sum of $17,681, $17,825 and $10,540 for management fees during the years ended 1997, 1996 and 1995, respectively. David Cronheim Company received $46,188, $21,777 and $11,877 in commissions in 1997, 1996 and 1995, respectively. Daniel Cronheim received $3,200, $3,350 and $2,800 for Director and Committee fees in 1997, 1996 and 1995, respectively.

NOTE 11 -  TAXES

     Income Tax
     The Company has elected to be taxed as a Real Estate Investment Trust under the applicable provisions of the Internal Revenue Code and the comparable New Jersey Statutes. Under such provisions, the Company will not be taxed on that portion of its taxable income distributed currently to shareholders, provided that at least 95% of its taxable income is distributed. As the Company intends to distribute all of its income currently, no provision has been made for income taxes.

     Federal Excise Tax
     The Company does not have an excise tax liability for the calendar years 1997, 1996 and 1995, since it intends to or has distributed all of its annual income.

NOTE 12 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     The Company implemented a dividend reinvestment and stock purchase plan (the "Plan") effective December 15, 1987. Under the terms of the Plan, and subsequent offerings, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of market price. According to the terms of the Plan, shareholders may also purchase additional shares, at approximately 95% of market price by making optional cash payments monthly.

     Amounts received, including dividend reinvestment of $909,231 and $779, 865 in 1997 and 1996, respectively, and shares issued in connection with the Plan for the years ended September 30, 1997 and 1996 were as follows:
                                      1997                1996

     Amounts Received*             $3,586,238          $2,292,469
     Shares Issued                    620,923             408,879

*These amounts are net of the 5% discount under the Plan. The total discount amounted to $145,623 and $79,889 during the fiscal year ended September 30, 1997 and 1996, respectively.

NOTE 13 - DISTRIBUTIONS

     The following cash distributions were paid to shareholders during the years ended September 30, 1997 and 1996:

                                    1997                     1996
     Quarter Ended            Amount    Per Share      Amount    Per Share

      December 31         $  484,069     $.125     $  431,342      $.125
      March 31               492,511      .125        441,807       .125
      June 30                516,490      .130        455,637       .125
      September 30           562,335      .130        466,541       .125
                           _________      ____      _________       ____
                          $2,055,405     $ .51     $1,795,327      $ .50
                           =========      ====      =========       ====

    The above amounts do not include discounts under the Dividend
Reinvestment and Stock Purchase Plan.

   On September 25, 1997, the Company declared a dividend of $0.13 to be paid on December 15,1997 to shareholders of record November 17, 1997.

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

     The fair value of cash and cash equivalents and mortgage loans receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values. The fair value of mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at a weighted-average current market rate of interest.

NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS. Statement 128 is effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS is required to be restated to conform with Statement 128.
The adoption of Statement 128 is not expected to have a significant impact on EPS, as currently reported.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under Statement 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of the Statement.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 established standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of Statement 131 is not expected to have a significant impact on the disclosures in the financial statements of the Company.

NOTE 16 - CASH FLOW INFORMATION

     Cash paid during the years ended September 30, 1997, 1996 and 1995, for interest is $1,711,466, $1,252,180 and $1,372,596, respectively.

     During 1997, 1996 and 1995, the Company had $909,231, $779, 865
and $753,459, respectively, of dividends which were reinvested that required no cash transfers.

     In 1997 and 1996, equity securities available for sale is shown at fair value pursuant to the 1995 adoption of SFAS 115. The resultant portfolio increases of $394,933 and $27,014, respectively, relating to unrealized holding gains are shown as a separate component of shareholders' equity.

    Column A               Column B           Column C              Column D
    ________               ________         ___________________     ________
                                                Initial Cost
                                            ___________________
                                                    Buildings,  Capitalization
                                                   Improvements  Subsequent to
   Description            Encumbrances      Land    & Equipment    Acquisition
   ___________            ____________      ____    ___________    ___________

Industrial Building
  Ramsey, NJ             $       -0-   $    52,639   $   291,500   $   838,714
Shopping Center
  Somerset, NJ                   -0-        55,182       637,097       428,898
Industrial Building
  Monaca, PA                     -0-       330,773       878,081       879,241
Industrial Building
  Monsey, NY                     -0-       119,910       908,473       834,048
Industrial Building
  Orangeburg, NY           1,952,286       694,720     2,977,372           -0-
Industrial Building
  South Brunswick,NJ       1,295,000     1,128,000     4,087,400           -0-
Industrial Building
  Greensboro, NC           1,381,238       327,100     1,853,700           -0-
Industrial Building
  Jackson, MS                667,882       218,000     1,233,500           -0-
Industrial Building
  Franklin, MA             2,222,602       566,000     4,148,000           -0-
Industrial Building
  Wichita, KS              1,248,045       268,000     1,518,000           -0-
Industrial Building
  Urbandale, IO            1,058,740       310,000     1,758,000           -0-
Industrial Building
  Richland, MS               745,220       211,000     1,195,000           -0-
Industrial Building
  O'Fallon, MO             2,151,014       264,000     3,302,000           -0-
Industrial Building
  Virginia Beach, VA       1,475,468       384,600     2,150,000           -0-
Industrial Building
  Fayetteville, NC         3,411,024       172,000     4,467,885           -0-
Industrial Building
  Schaumburg, IL           3,470,719     1,039,800     3,694,321           -0-
                          __________     _________    __________     _________
                        $ 21,079,238   $ 6,141,724  $ 35,100,329   $ 2,980,901
                          ==========     =========    ==========     =========

                                    Page 49A

      Column A                        Column E(1)(2)               Column F
      ________           ______________________________________    ________

                              Gross Amount at Which Carried
                                  September 30, 1997
                                                                  Accumulated
     Description         Land     Bldg, Equip & Imp   Total       Depreciation
     ___________         ____     _________________   _____       ____________

Industrial Building
  Ramsey, NJ          $   52,639    $ 1,130,214     $ 1,182,853   $  524,520
Shopping Center
  Somerset, NJ            55,182      1,065,995       1,121,177      689,158
Industrial Building
  Monaca, PA             330,773      1,757,322       2,088,095      852,695
Industrial Building
  Monsey, NY             119,910      1,742,521       1,862,431      764,803
Industrial Building
  Orangeburg, NY         694,720      2,977,372       3,672,092      460,839
Industrial Building
  South Brunswick,NJ   1,128,000      4,087,400       5,215,400      589,403
Industrial Building
  Greensboro, NC         327,100      1,853,700       2,180,800      262,450
Industrial Building
  Jackson, MS            218,000      1,233,500       1,451,500      164,809
Industrial Building
  Franklin, MA           566,000      4,148,000       4,714,000      372,241
Industrial Building
  Wichita, KS            268,000      1,518,000       1,786,000      136,244
Industrial Building
  Urbandale, IO          310,000      1,758,000       2,068,000      157,763
Industrial Building
  Richland, MS           211,000      1,195,000       1,406,000      107,239
Industrial Building
  O'Fallon, MO           264,000      3,302,000       3,566,000      211,530
Industrial Building
  Virginia Beach, VA     384,600      2,150,000       2,534,600       82,689
Industrial Building
  Fayetteville, NC       172,000      4,467,885       4,639,885       57,278
Industrial Building
  Schaumburg, IL       1,039,800      3,694,321       4,734,121       47,361
                       _________     __________      __________    _________
                      $6,141,724    $38,081,230     $44,222,954   $5,481,022
                       =========     ==========      ==========    =========




                               Page 49B

     Column A        Column G    Column H   Column I
     ________        ________    ________   ________
                     Date of      Date     Depreciable
  Description     Construction   Acquired     Life
  ___________     ____________   ________  ___________

Industrial Building
  Ramsey, NJ           1969       1969      7-40
Shopping Center
  Somerset, NJ         1970       1970      10-33
Industrial Building
  Monaca, PA           1977       1977*    5-31.5
Industrial Building
  Monsey, NY           1965       1980     30-31.5
Industrial Building
  Orangeburg, NY       1990       1993      31.5
Industrial Building
  South Brunswick, NJ  1974       1993      31.5
Industrial Building
  Greensboro, NC       1988       1993      31.5
Industrial Building
  Jackson, MS          1988       1993       39
Industrial Building
  Franklin, MA         1969       1994       39
Industrial Building
  Wichita, KS          1974       1994       39
Industrial Building
  Urbandale, IO        1985       1994       39
Industrial Building
  Richland, MS         1986       1994       39
Industrial Building
  O'Fallon, MO         1989       1994       39
Industrial Building
  Virginia Beach, VA   1976       1996       39
Industrial Building
  Fayetteville, NC     1996       1997       39
Industrial Building
  Schaumburg, IL       1997       1997       39



*Buildings and Improvements reacquired in 1986.

                               Page 49C

              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                             SCHEDULE III
           REAL ESTATE AND ACCUMULATED DEPRECIATION (CONT'D)



(1) Reconciliation

FIXED ASSETS                        9/30/97         9/30/96         9/30/95
Balance-Beginning of Year         $34,718,945     $32,153,886     $28,470,788
                                   __________      __________      __________
   Additions:
     Acquisitions                   9,374,006       2,534,600       3,566,000
     Improvements                     130,003          30,459         117,098
                                   __________      __________      __________
   Total Additions                  9,504,009       2,565,059       3,683,098
                                   __________      __________      __________
Balance-End of Year (1)           $44,222,954     $34,718,945     $32,153,886
                                   ==========      ==========      ==========




                              ACCUMULATED DEPRECIATION

                                   9/30/97         9/30/96         9/30/95

Balance-Beginning of Year         $4,494,322      $3,642,542      $2,859,285

     Depreciation                    986,700         851,780         783,257
                                   _________       _________       _________
Balance-End of Year               $5,481,022      $4,494,322      $3,642,542
                                   =========       =========       =========

              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         NOTES TO SCHEDULE III
                             SEPTEMBER 30,

(1)  Reconciliation

                                      1997            1996            1995

Balance - Beginning of Year       $34,718,945     $32,153,886     $28,470,788
                                   __________      __________      __________
Additions:
     Ramsey, New Jersey                 6,375             -0-          81,953
     Somerset, New Jersey               3,600             -0-          10,784
     Monaca, Pennsylvania              85,060           4,725          21,361
     Monsey, New York                  34,968          25,734           3,000
     Orangeburg, New York                 -0-             -0-             -0-
     South Brunswick, New Jersey          -0-             -0-             -0-
     Greensboro, North Carolina           -0-             -0-             -0-
     Jackson, Mississippi                 -0-             -0-             -0-
     Franklin, Massachusetts              -0-             -0-             -0-
     Wichita, Kansas                      -0-             -0-             -0-
     Urbandale, Iowa                      -0-             -0-             -0-
     Richland, Mississippi                -0-             -0-             -0-
     O'Fallon, Missouri                   -0-             -0-       3,566,000
     Virginia Beach, Virginia             -0-       2,534,600             -0-
     Fayetteville, North Carolina     4,639,885           -0-             -0-
     Schaumburg, Illinois             4,734,121           -0-             -0-
                                     __________    __________      __________
          Total Additions             9,504,009     2,565,059       3,683,098
                                     __________    __________      __________
                                    $44,222,954   $34,718,945     $32,153,886
                                     ==========    ==========      ==========



(2) The aggregate cost for Federal tax purposes approximates historical cost.

                              SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Date:  December 9, 1997            By:  /s/ Eugene W. Landy
                                        Eugene W. Landy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  December 9, 1997            By:  /s/ Eugene W. Landy
                                   Eugene W. Landy, President and Director

Date:  December 9, 1997            By:  /s/ Ernest V. Bencivenga
                                   Ernest V. Bencivenga, Treasurer
                                    and Director

Date:  December 9, 1997            By:  /s/  Anna T. Chew
                                   Anna T. Chew, Controller and Director

Date:  December 9, 1997            By:  /s/  Daniel D. Cronheim
                                   Daniel D. Cronheim, Director

Date:  December 9, 1997            By:  /s/  Boniface DeBlasio
                                   Boniface DeBlasio, Director

Date:  December 9, 1997            By:  /s/  Ara K. Hovnanian
                                   Ara K. Hovnanian, Director

Date:  December 9, 1997            By:  /s/  Charles P. Kaempffer
                                   Charles P. Kaempffer, Director

Date:  December 9, 1997            By:  /s/  Samuel A. Landy
                                   Samuel A. Landy, Director

Date:  December 9, 1997            By:  /s/  W. Dunham Morey
                                   W. Dunham Morey, Director

Date:  December 9, 1997            By:  /s/  Robert G. Sampson
                                   Robert G. Sampson, Director