Form 10-Q
period 1997-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1998-02-12
CIK 67625

Form 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549


            (Mark One)

            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1997

                                         OR

            (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from _______________ to ______________

            For the Quarter ended                            Commission File
            December 31, 1997                                No. 2-29442

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

            The number of shares or other units outstanding of each of the issuer's classes of securities as of January 30, 1998 was 4,657,588.

                       MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         FOR THE QUARTER ENDED DECEMBER 31, 1997

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

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                                  BALANCE SHEETS
                    AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1997



                                      ASSETS

                                                   12/31/97       9/30/97

     Real Estate Investments:
          Land                                   $ 6,411,724     $ 6,141,724
          Buildings, Improvements and
             Equipment, Net of Accumulated
             Depreciation of $5,755,510
             and $5,482,527, respectively         33,606,956      32,606,220
          Mortgage Loans Receivable                  184,490         195,583
                                                 ___________     ___________
             Total Real Estate Investments        40,203,170      38,943,527

     Cash and Cash Equivalents                       233,945         269,291
     Securities Available for Sale at
          Fair Value                               1,650,418       3,250,147
     Interest and Other Receivables                  621,819         542,177
     Prepaid Expenses                                 32,190         125,498
     Lease Costs - Net of Accumulated
          Amortization                               120,003         100,602
     Investment in Hollister '97, LLC              1,010,000       1,010,000
     Other Assets                                    445,560         701,481
                                                 ___________     ___________
     TOTAL ASSETS                                $44,317,105     $44,942,723
                                                 ===========     ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Mortgage Notes Payable                 $21,864,343     $21,079,238
          Loans Payable                              428,948       3,190,510
          Deferred Gain - Installment Sale           132,532         138,532
          Other Liabilities                          678,357         645,155
                                                 ___________     ___________
          Total Liabilities                       23,104,180      25,053,435
                                                 ___________     ___________
     Shareholders' Equity:
          Common Stock-Class A-$.01 Par Value,
             8,000,000 Shares Authorized,
             4,657,588 and 4,421,847 Shares
             Issued and Outstanding, respectively     46,576          44,218
          Common Stock-Class B-$.01 Par Value,
             100,000 Shares Authorized, No shares
             Issued or Outstanding                       -0-             -0-
          Additional Paid-in Capital              20,914,894      19,450,137
          Unrealized Holding Gain on
             Securities Available for Sale           141,481         394,933
          Undistributed Income                       109,974             -0-
                                                 ___________     ___________
          Total Shareholders' Equity              21,212,925      19,889,288
                                                 ___________     ___________
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $44,317,105     $44,942,723
                                                 ===========     ===========
                                    Unaudited
                  See Accompanying Notes to Financial Statements
                                     Page 3


                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                              STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996



                                           1997                    1996


     INCOME:

       Rental and Occupancy
          Charges                        $1,628,011              $1,250,158
       Interest and Other
          Income                            271,558                  47,773
                                         __________              __________

             TOTAL INCOME                 1,899,569               1,297,931
                                         __________              __________
     EXPENSES:

       Interest Expense                     464,466                 408,901
       Real Estate Taxes                    158,988                 144,969
       Operating Expenses                   163,356                  83,467
       Office and General
          Expenses                          144,216                 135,244
       Depreciation                         272,987                 220,307
                                         __________              __________
             TOTAL EXPENSES               1,204,013                 992,888
                                         __________              __________
     INCOME BEFORE GAINS                    695,556                 305,043

       Gain on Sale of
          Assets-Investment
          Property                            6,000                   6,000
                                         __________              __________
     NET INCOME                          $  701,556              $  311,043
                                         ==========              ==========
     PER SHARE INFORMATION

     Weighted Average Shares
          Outstanding -

          Basic                           4,532,751               3,856,890
                                         ==========              ==========
          Diluted                         4,537,163               3,856,890
                                         ==========              ==========

     Net Income Per Share-
         Basic and Diluted               $     0.15              $     0.08
                                         ==========              ==========

                                    Unaudited
                        See Notes to Financial Statements

                                      Page 4

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                             STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                 1997            1996

     CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income                           $  701,556     $   311,043
          Noncash Items Included in Net Income:
             Depreciation                         272,987         220,307
             Amortization                          60,001          43,637
             Gain on Sales of Assets &
               Investment Property                 (6,000)         (6,000)
             Gain on Sales of Securities
               Available for Sale                (190,233)            -0-
          Changes In:
             Interest and Other Receivables       (79,642)        (19,210)
             Prepaid Expenses                      93,308          62,535
             Other Assets and Lease Costs         191,519        (126,343)
             Other Liabilities                     33,202          89,320
                                               __________     ___________
     NET CASH PROVIDED BY OPERATING
             ACTIVITIES                         1,076,698         575,289
                                               __________     ___________
     CASH FLOWS FROM INVESTING ACTIVITIES
          Collections on Installment Sales         11,093          12,153
          Additions to Land, Buildings,
             Improvements and Equipment        (1,543,723)        (35,700)
          Purchase of Securities
             Available for Sale                       -0-      (2,619,926)
          Proceeds from Sale of
            Securities Available for Sale       1,536,510             -0-
                                               __________     ___________
     NET CASH PROVIDED (USED) BY INVESTING
            ACTIVITIES                              3,880      (2,643,473)
                                               __________     ___________
     CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from Loans                     278,437       5,000,000
          Principal Payments on Loans          (3,039,999)     (1,750,000)
          Proceeds from Mortgages               1,100,000             -0-
          Principal Payments of Mortgages        (314,895)       (248,888)
          Financing Costs on Debts                (15,000)        (27,500)
          Proceeds from Issuance of Class A
             Common Stock                       1,194,121         460,683
          Dividends Paid                         (318,588)       (277,930)
                                              ___________     ___________
     NET CASH (USED) PROVIDED BY FINANCING
           ACTIVITIES                          (1,115,924)      3,156,365
                                              ___________     ___________
     Net (Decrease) Increase in Cash
          and Cash Equivalents                    (35,346)      1,088,181
     Cash and Cash Equivalents at Beginning
          of Period                               269,291         244,394
                                              ___________     ___________
     Cash and Cash Equivalents at End
          of Period                           $   233,945     $ 1,332,575
                                              ===========     ===========
                                    Unaudited
                   See Accompanying Notes to Financial Statements
                                     Page 5

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjust-ments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 1997 have been omitted.

     NOTE 2 - SECURITIES AVAILABLE FOR SALE

     During the three months ended December 31, 1997, the Company sold $1,346,277 of securities available for sale for a gain of $190,233 which is included in interest and other income. Total securities available at fair value at December 31, 1997 amounted to $1,650,418 which includes gross unrealized holding gains of $141,481.

     NOTE 3 - ACQUISITIONS

     On December 18, 1997, the Company purchased a 12,477 square foot warehouse facility in Burr-Ridge, Illinois from SK Properties II, LLC, an unrelated entity. This warehouse facility is 100% net leased to Sherwin-Williams Company. The purchase price, including closing costs, was approximately $1,500,000. The Company paid approximately $120,000 in cash, used approximately $280,000 of its revolving line of credit with Summit Bank and obtained a mortgage of $1,100,000. This mortgage payable is at an interest rate of 8% and is due January 1, 2014. The property acquired is commercial rental property and will continue to be used as such.

     NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On December 15, 1997, the Company paid $591,582 as a dividend of $.13 per share to shareholders of record November 17, 1997.

     For the quarter ended December 31, 1997, the Company received $1,467,115 from the Dividend Reinvestment and Stock Purchase Plan
     (DRIP). There were 235,741 shares issued, resulting in 4,657,588 shares outstanding.

     NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the three months ended December 31, 1997 and 1996 for interest was $464,466 and $408,901, respectively.

     During the three months ended December 31, 1997 and 1996, the Company had dividend reinvestments of $272,994 and $206,143, respectively, which required no cash transfers.

     NOTE 6 - NET INCOME PER SHARE

     Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 4,412 for 1997 are included in the diluted weighted average shares outstanding.

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                     MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided from operating activities of $1,076,698 for the current three months as compared to $575,289 for the prior period. The Company raised $1,467,115 from the issuance of shares of common stock through a Dividend Reinvestment and Stock Purchase Plan
     (DRIP). Dividends paid for the three months ended December 31, 1997 amounted to $591,582.

     Securities Available for Sale decreased by $1,599,729 due primarily to sales of 1,346,277.

     Mortgage notes payable increased by $785,105 during the three months ended December 31, 1997 due to a new mortgage of $1,100,000 offset by principal repayments of $314,895.

     Loans payable decreased by $2,761,562 as a result of principal repayments of $3,039,999 offset by an additional borrowing of $278,437 used for the new acquisition.


                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Rental and occupancy charges increased for the quarter ended December 31, 1997 to $1,682,011 as compared to $1,250,158 for the quarter ended December 31, 1996. This increase was due primarily to a lease extension from July 1, 1997 to December 31, 1997 on the South Brunswick, NJ property at a monthly rental of $162,585. The previous monthly rental was $54,195. The increase in rental and occupancy charges was also due to acquisitions made in fiscal 1997 and 1998.

     Interest and other income increased by $223,785 and for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. This was due primarily to the $190,233 gain on sale of Securities Available for Sale.

     Interest expense increased by $55,565 for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. This was the result of the additional borrowings for the new acquisitions made during fiscal 1997 and 1998.

     Real estate taxes increased by $14,019 for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. This was a result of new acquisitions.

     Operating expenses increased by $79,889 for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. This was primarily due to an increase in repairs and maintenance and personnel costs at our Monaca, PA and Monsey, NY properties.

     Office and general expenses remained relatively stable for the three months ended December 31, 1997, as compared to the three months ended December 31, 1996.

     Depreciation expense increased by $52,680 for the three months ended December 31, 1997, as compared to the three months ended December 31, 1996, due to the real estate acquisitions in fiscal 1997 and 1998.



                         LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided from operating activities increased during the three months ended December 31, 1997 to $1,076,698 as compared to $575,289 generated during the three months ended December 31, 1996. This was primarily due to the increase in net income. Additionally, there was a decrease in other assets. Other assets at September 30, 1997 included approximately $130,000 of deposits relating to the new acquisition.

     The Company owns seventeen properties of which thirteen carried mortgage loans totaling $21,864,343 at December 31, 1997. The Company believes that funds generated from operations, the Dividend Reinvestment and Stock Purchase Plan, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

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


                             MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     Date: February 9, 1997     By: /s/Eugene W. Landy

                                       EUGENE W. LANDY,
                                       President



     Date: February 9, 1997     By:/s/Anna T. Chew

                                      ANNA T. CHEW
                                       Controller