Form 10-Q
period 1998-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1998-05-04
CIK 67625

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549




            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

                                         OR

            (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from _______________ to ______________

            For the Quarter ended                            Commission File
              March 31, 1998                                   No 2-29442

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

            The number of shares or other units outstanding of each of the issuer's classes of securities as of May 1, 1998 was 5,055,955.

                       MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                          FOR THE QUARTER ENDED MARCH 31, 1998



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



                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                                  BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND SEPTEMBER 30, 1997


                                                    3/31/98         9/30/97
                                      ASSETS
     Real Estate Investments:
          Land                                   $ 6,411,724     $ 6,141,724
          Buildings, Improvements and
             Equipment, Net of Accumulated
             Depreciation of $6,033,779
             and $5,482,525, respectively         33,340,832      32,606,220
          Mortgage Loans Receivable                  176,955         195,583
                                                 ___________     ___________
             Total Real Estate Investments        39,929,511      38,943,527

     Cash and Cash Equivalents                       164,809         269,291
     Securities Available for Sale at
          Fair Value                               1,860,379       3,250,147
     Interest and Other Receivables                  569,963         542,177
     Prepaid Expenses                                130,835         125,498
     Lease Costs - Net of Accumulated
          Amortization                               209,187         100,602
     Investment in Hollister'97 LLC                1,010,000       1,010,000
     Other Assets                                    529,627         701,481
                                                 ___________     ___________
     TOTAL ASSETS                                $44,404,311     $44,942,723
                                                 ===========     ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Mortgage Notes Payable                 $20,330,704     $21,079,238
          Loans Payable                              150,948       3,190,510
          Deferred Gain - Installment Sale           126,532         138,532
          Other Liabilities                          713,906         645,155
                                                 ___________     ___________
          Total Liabilities                       21,322,090      25,053,435
                                                 ___________     ___________
     Shareholders' Equity:
          Common Stock-Class A-$.01 Par Value,
             8,000,000 Shares Authorized,
             4,957,173 and 4,421,847 Shares
             Issued and Outstanding, respectively     49,571          44,218
          Common Stock-Class B-$.01 Par Value,
             100,000 Shares Authorized, No shares
             Issued or Outstanding                       -0-             -0-
          Additional Paid-in Capital              22,843,702      19,450,137
          Accumulated Other Comprehensive
             Income                                  132,874         394,933
          Undistributed Income                        56,074             -0-
                                                 ___________     ___________
          Total Shareholders' Equity              23,082,221      19,889,288
                                                 ___________     ___________
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $44,404,311     $44,942,723
                                                 ===========     ===========
                                    Unaudited
                  See Accompanying Notes to Financial Statements
                                     Page 3



                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                               STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997

                               3 Months   6 Months    3 Months    6 Months
                                 Ended      Ended       Ended       Ended
                               3/31/98    3/31/98     2/31/97     3/31/97

     INCOME:

       Rental and Occupancy
          Charges            $1,567,033  $3,195,044  $1,133,621  $2,383,779
       Interest and Other
          Income                104,117     375,675     165,726     213,499
                             __________  __________  __________  __________

             TOTAL INCOME     1,671,150   3,570,719   1,299,347   2,597,278
                             __________  __________  __________  __________

     EXPENSES:

       Interest Expense         452,371     916,837     359,304     768,205
       Real Estate Taxes         30,277     189,265      65,231     210,200
       Operating Expenses       154,235     317,591     106,955     190,422
       Office and General
          Expenses              194,711     338,927     145,557     280,801
       Depreciation             278,271     551,258     220,434     440,741
                             __________  __________  __________  __________

             TOTAL EXPENSES   1,109,865   2,313,878     897,481   1,890,369
                             __________  __________  __________  __________

     INCOME BEFORE GAINS        561,285   1,256,841     401,866     706,909

       Gains on Sale of
          Assets-Investment
          Property                6,000      12,000       6,000      12,000
                             __________  __________  __________  __________

     NET INCOME              $  567,285   1,268,841  $  407,866  $  718,909
                             ==========  ==========  ==========  ==========

     PER SHARE INFORMATION

       Weighted Average
          Shares Outstanding

          Basic               4,778,005   4,655,064   3,974,097   3,915,142
                             ==========  ==========  ==========  ==========
          Diluted             4,803,914   4,680,973   3,974,097   3,915,142
                             ==========   =========  ==========  ==========

       Net Income Per Share
          Basic and Diluted  $     0.12  $      .27  $     0.10  $     0.18
                             ==========  ==========  ==========  ==========
                                    Unaudited
                        See Notes to Financial Statements
                                      Page 4


                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                             STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

                                                    1998            1997

     CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income                           $1,268,841     $   718,909
          Noncash Items Included in Net Income:
             Depreciation                         551,258         440,741
             Amortization                          35,990          23,966
             Gain on Sales of Assets -
               Investment Property                (12,000)        (12,000)
             Gain on Sales of Securities
               Available for Sale                (190,233)        (73,285)
          Changes In:
             Interest and Other Receivables       (27,786)         27,188
             Prepaid Expenses                      (5,337)         47,956
             Other Assets and Lease Costs          27,279        (122,605)
             Other Liabilities                     68,751          62,908
                                               __________      __________

     NET CASH PROVIDED FROM OPERATING
             ACTIVITIES                         1,716,763       1,113,778
                                               __________      __________

     CASH FLOWS FROM INVESTING ACTIVITIES
          Collections on Installment Sales         18,628          18,382
          Additions to Land, Buildings,
             Improvements and Equipment        (1,555,870)        (95,982)
          Purchase of Securities
             Available for Sale                  (218,568)     (2,619,926)
          Proceeds from Sale of
            Securities Available for Sale       1,536,518         460,320
                                               __________      __________
     NET CASH USED IN
          INVESTING ACTIVITIES                   (219,300)     (2,237,206)
                                               __________      __________

     CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from Loans                     428,437       5,000,000
          Principal Payments on Loans          (3,467,999)     (4,000,000)
          Proceeds from Mortgages               1,100,000             -0-
          Principal Payments of Mortgages      (1,848,534)       (501,652)
          Financing Costs on Debt                     -0-         (27,500)
          Proceeds from Issuance of Class A
             Common Stock                       2,856,378       1,029,546
          Dividends Paid                         (670,227)       (560,530)
                                               __________      __________

     NET CASH (USED IN) PROVIDED FROM
          FINANCING ACTIVITIES                 (1,601,945)        939,864
                                               __________      __________
     Net Decrease in Cash
          and Cash Equivalents                   (104,482)       (183,564)
     Cash and Cash Equivalents at Beginning
          of Period                               269,291         244,394
                                              ___________     -----------
    Cash and Cash Equivalents at End
          of Period                           $   164,809     $    60,830
                                              ===========     ===========
                                    Unaudited
                   See Accompanying Notes to Financial Statements
                                     Page 5

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjust-ments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 1997 have been omitted.

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of SFAS 130.

     SFAS 130 requires total comprehensive income and its components to be displayed on the face of a financial statement for annual financial statements. For interim financial statements, SFAS 130 requires only total comprehensive income to be reported and allows such disclosure to be presented in the notes to the interim financial statements.

     Total comprehensive income for the three and six month periods ended March 31, 1998 and 1997 is as follows:

                                    March 31, 1998           March 31, 1997

                 Three Months           558,678                  406,186

                 Six Months           1,006,782                  860,588


     NOTE 2 - SECURITIES AVAILABLE FOR SALE

     During the six months ended March 31, 1998, the Company sold $1,346,277 of securities available for sale for a gain of $190,233 which is included in interest and other income. Total securities available for sale at March 31, 1998 amounted to $1,860,379 which includes gross unrealized holding gains of $132,874.

     NOTE 3 - REAL ESTATE INVESTMENTS

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



     NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On March 16, 1998, the Company paid $621,185 as a dividend of $.13 per share to shareholders of record February 17, 1998. For the six months ended March 31, 1998, the Company paid $1,212,767.

     For the quarter ended March 31, 1998, the Company received $1,931,803 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). The total received from the DRIP for the six months ended March 31, 1998 amounted to $3,398,918. For the six months ended March 31, 1998, there were 535,326 shares issued, resulting in 4,957,173 shares outstanding.



     NOTE 5 - NET INCOME PER SHARE

     Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 25,909 for the three and six months periods ended March 31, 1998 are included in the diluted weighted average shares outstanding. There were no options outstanding for the corresponding 1997 periods.



     NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the six months ended March 31, 1998 and 1997 for interest are $916,837 and $768,205, respectively.

     During the six months ended March 31, 1998 and 1997, the Company had dividend reinvestments of $542,540 and $416,929, respectively, which required no cash transfers.

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                     MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided from operating activities of $1,716,763 for the current six months as compared to $1,113,778 for the prior period. The Company raised $3,398,918 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP). Dividends paid for the six months ended March 31, 1998 amounted to $1,212,767.

     Securities Available for Sale decreased by $1,389,768 due primarily to sales of $1,346,277.

     Mortgage notes payable decreased by $748,534 during the six months ended March 31, 1998. This decrease was the result of principal repayents of $1,848,534 offset by a new mortgage of $1,100,000 relating to the purchase of the Burr-Ridge, Illinois warehouse facility.

     Loans payable decreased by $3,039,562 as a result of payments of $3,467,999 offset by new borrowings of $428,437.

                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Rental and occupancy charges increased for the quarter ended March 31, 1998 to $1,567,033 as compared to $1,133,621 for the quarter ended March 31, 1997. Rental and occupancy charges increased for the six months ended March 31, 1998 to $3,195,044 as compared to $2,383,779 for the six months ended March 31, 1997. This increase was due primarily to acquisitions made during fiscal 1997 and 1998 as well as a lease extension from July 1, 1997 to December 31, 1997 on the South Brunswick, NJ property at a monthly rental of $162,585. The previous monthly rental was $54,195.

     Interest and other income decreased by $61,609 for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 due to a decrease in dividend income. During the first quarter of 1998, $1,346,277 of securities were sold. Interest and other income increased by $162,176 for the six months ended March 31, 1998 as compared to the six months ended March 31, 1997. This was due primarily to the $190,233 gain on sale of Securities Available for Sale.

     Interest expense increased by $93,067 for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Interest expense increased by $148,632 from $768,205 for the six months ended March 31, 1997 to $916,837 for the six months ended March 31,
     1998. This was the result of additional borrowings for the new acquisitions made during fiscal 1997 and 1998.

     Real Estate taxes decreased by $34,954 and $20,935 for the three and six months ended March 31, 1998, respectively, as compared to the three and six months ended March 31, 1997. This was the result of the timing of real estate taxes paid.
                                     Page 8

     Operating expenses increased by $47,280 and $127,169 for the three and six months ended March 31, 1998, respectively, as compared to the three and six months ended March 31, 1997. This was primarily due to an increase in repairs and maintenance and personnel costs at the Monaca, PA and Monsey, NY properties.

     Office and general expenses increased by $49,154 and $58,126 for the three and six months ended March 31, 1998, respectively as compared to the three and six months ended March 31, 1997. This was due to an increase in professional fees.

     Depreciation expense increased by $57,837 and $110,517 for the three and six month periods ended March 31, 1998, respectively, as compared to the three and six month periods ended March 31, 1997, due to the real estate acquisitions in fiscal 1997 and 1998.



                         LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided from operating activities increased during the six months ended March 31, 1998 to $1,716,763 as compared to $1,113,778 generated during the six months ended March 31, 1997. This was primarily due to the increase in net income.

     The Company owns seventeen properties of which twelve carried mortgage loans totaling $20,330,704 at March 31, 1998. The Company has been raising capital through its DRIP and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

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


                             MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     Date: May 4, 1998         By:/s/Eugene W. Landy

                                  Eugene W. Landy
                                  President



     Date: May 4, 1998         By:/s/Anna T. Chew

                                  Anna T. Chew
                                  Controller