Form 10-Q
period 1998-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1998-08-10
CIK 67625

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549




            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

                                         OR

            (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from _______________ to ______________

            For the Quarter ended                            Commission File
              June 30, 1998                                   No 2-29442

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

            The number of shares or other units outstanding of each of the issuer's classes of securities as of August 3, 1998 was 5,467,387.

                       MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                           FOR THE QUARTER ENDED JUNE 30, 1998



                                     C O N T E N T S


                                                                 Page No.

            Part I -   Financial Information

            Item 1 -   Financial Statements (Unaudited):

                       Balance Sheets                                3

                       Statements of Income                          4

                       Statements of Cash Flows                      5

                       Notes to Financial Statements                6-8

            Item 2 -   Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                   9-10

            Part II-   Other Information                             11


            Signatures                                               12











                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                                  BALANCE SHEETS
                    AS OF JUNE 30, 1998 AND SEPTEMBER 30, 1997


                                                    6/30/98         9/30/97
                                      ASSETS
     Real Estate Investments:
          Land                                   $ 6,942,724     $ 6,141,724
          Buildings, Improvements and
             Equipment, Net of Accumulated
             Depreciation of $6,312,053
             and $5,482,525, respectively         36,726,080      32,606,220
          Mortgage Loans Receivable                  165,439         195,583
                                                 ___________     ___________
             Total Real Estate Investments        43,834,243      38,943,527
     Cash and Cash Equivalents                       210,814         269,291
     Securities Available for Sale at
          Fair Value                               2,065,050       3,250,147
     Interest and Other Receivables                  572,927         542,177
     Prepaid Expenses                                 58,304         125,498
     Lease Costs - Net of Accumulated
          Amortization                               204,553         100,602
     Investment in Hollister'97 LLC                1,010,000       1,010,000
     Other Assets                                    820,396         701,481
                                                 ___________     ___________
     TOTAL ASSETS                                $48,776,287     $44,942,723
                                                 ===========     ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Mortgage Notes Payable                 $21,477,984     $21,079,238
          Loans Payable                              358,065       3,190,510
          Deferred Gain - Installment Sale           120,532         138,532
          Other Liabilities                        1,067,683         645,155
                                                 ___________     ___________
          Total Liabilities                       23,024,264      25,053,435
                                                 ___________     ___________
     Shareholders' Equity:
          Common Stock-Class A-$.01 Par Value,
             8,000,000 Shares Authorized,
             5,381,867 and 4,421,847 Shares
             Issued and Outstanding, respectively     53,819          44,218
          Common Stock-Class B-$.01 Par Value,
             100,000 Shares Authorized, No shares
             Issued or Outstanding                       -0-             -0-
          Additional Paid-in Capital              25,660,388      19,450,137
          Accumulated Other Comprehensive
             Income                                   79,081         394,933
          Undistributed Income                       (41,265)            -0-
                                                 ___________     ___________
          Total Shareholders' Equity              25,752,023      19,889,288
                                                 ___________     ___________
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $48,776,287     $44,942,723
                                                 ===========     ===========
                                    Unaudited
                  See Accompanying Notes to Financial Statements
                                     Page 3




                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                               STATEMENTS OF INCOME
            FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997


                               3 Months   9 Months    3 Months    9 Months
                                 Ended      Ended       Ended       Ended
                               6/30/98    6/30/98     6/30/97     6/30/97

     INCOME:

       Rental and Occupancy
          Charges            $1,528,137  $4,723,181  $1,238,973  $3,622,752
       Interest and Other
          Income                 72,717     448,392      91,113     304,612
                             __________  __________  __________  __________

             TOTAL INCOME     1,600,854   5,171,573   1,330,086   3,927,364
                             __________  __________  __________  __________

     EXPENSES:

       Interest Expense         407,053   1,323,890     389,472   1,157,677
       Real Estate Taxes         67,407     256,672      62,876     273,076
       Operating Expenses        71,496     389,087      92,767     283,189
       Office and General
          Expenses              177,211     516,138     193,576     474,377
       Depreciation             278,271     829,529     234,983     675,724
                             __________  __________  __________  __________

             TOTAL EXPENSES   1,001,438   3,315,316     973,674   2,864,043
                             __________  __________  __________  __________

     INCOME BEFORE GAINS        599,416   1,856,257     356,412   1,063,321

       Gains on Sale of
          Assets-Investment
          Property                6,000      18,000       6,000      18,000
                             __________  __________  __________  __________

     NET INCOME              $  605,416   1,874,257  $  362,412  $1,081,321
                             ==========  ==========  ==========  ==========

     PER SHARE INFORMATION

       Weighted Average
          Shares Outstanding

          Basic               5,146,878   4,821,577   4,121,707   3,984,388
                             ==========  ==========  ==========  ==========
          Diluted             5,182,053   4,846,395   4,121,707   3,984,388
                             ==========   =========  ==========  ==========

       Net Income Per Share
          Basic and Diluted  $     0.12  $      .39  $     0.09  $     0.27
                             ==========  ==========  ==========  ==========
                                    Unaudited
                        See Notes to Financial Statements
                                      Page 4



                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                             STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                    1998            1997



     CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income                           $1,874,257     $ 1,081,321
          Noncash Items Included in Net Income:
             Depreciation                         829,529         675,724
             Amortization                          59,287          28,515
             Gain on Sales of Assets -
               Investment Property                (18,000)        (18,000)
             Gain on Sales of Securities
               Available for Sale                (212,636)        (75,323)
          Changes In:
             Interest and Other Receivables       (30,750)         28,889
             Prepaid Expenses                      67,194          53,499
             Other Assets and Lease Costs        (282,153)       (183,948)
             Other Liabilities                    422,528          72,793
                                               __________      __________

     NET CASH PROVIDED FROM OPERATING
             ACTIVITIES                         2,709,256       1.663.470
                                               ----------      ----------

     CASH FLOWS FROM INVESTING ACTIVITIES
          Collections on Installment Sales         30,144          27,922
          Additions to Land, Buildings,
             Improvements and Equipment        (5,750,389)     (9,451,380)
          Purchase of Securities
             Available for Sale                  (465,766)     (2,728,215)
          Proceeds from Sale of
            Securities Available for Sale       1,547,647         465,870
          Investment in Hollister '97 LLC             -0-      (1,000,000)
                                             ____________    ____________
     NET CASH USED IN
          INVESTING ACTIVITIES                 (4,638,364)    (12,685,803)
                                             ____________    ____________


     CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from Loans                   3,021,501       9,390,510
          Principal Payments on Loans          (5,853,946)     (5,500,000)
          Proceeds from Mortgages               3,900,000       6,930,776
          Principal Payments of Mortgages      (3,501,254)       (758,372)
          Proceeds from Issuance of Class A
             Common Stock                       5,395,069       1,744,620
          Dividends Paid                       (1,090,739)       (845,378)
                                             ____________      ___________

     NET CASH PROVIDED FROM
          FINANCING ACTIVITIES                  1,870,631      10,962,156
                                             ____________      ___________
     Net Decrease in Cash
          and Cash Equivalents                    (58,477)        (60,177)
     Cash and Cash Equivalents at Beginning
          of Period                               269,291         244,394
                                             ____________      ___________
     Cash and Cash Equivalents at End
          of Period                           $   210,814     $   184,217
                                              ===========     ===========
                                    Unaudited
                   See Accompanying Notes to Financial Statements

                                     Page 5

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjust-ments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 1997 have been omitted.

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

     Total comprehensive income for the three and nine month periods ended June 30, 1998 and 1997 is as follows:

                                    June 30, 1998            June 30, 1997

                 Three Months        $  551,623               $  431,331

                 Nine Months          1,558,405                1,291,919


     NOTE 2 - SECURITIES AVAILABLE FOR SALE

     During the nine months ended June 30, 1998, the Company sold $1,335,011 of securities available for sale for a gain of $212,636 which is included in interest and other income. Total securities available for sale at June 30, 1998 amounted to $2,065,050 which includes gross unrealized holding gains of $79,081.

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

     On June 22, 1998, the Company purchased a 72,000 square foot warehouse facility in Romulus, Michigan from SK Properties I, L.L.C., an unrelated entity. This warehouse facility is 100% net leased to Federal Express Corporation. The purchase price, including closing costs was approximately $4,150,000. The Company utilized $1,200,000 of its revolving credit line with Summit Bank and obtained a mortgage of $2,800,000. This mortgage is at an interest rate of 7.56% and is due June 22, 2013.

     NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On June 15,  1998, the Company paid $702,755 as a dividend of $.135 per
     share  to  shareholders of record May 15,  1998.   For the nine  months
     ended June 30, 1998, the Company paid $1,915,522.

     For the quarter ended June 30, 1998, the Company received $2,820,934 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). The total received from the DRIP for the nine months ended June 30, 1998 amounted to $6,219,852. For the nine months ended June 30, 1998, there were 960,020 shares issued, resulting in 5,381,867 shares outstanding.

     NOTE 5 - EMPLOYEE STOCK OPTIONS

     During the nine months ended June 30, 1998, the following stock options were granted:

             Date of   Number of    Number of    Option      Expiration
              Grant    Employees      Shares      Price          Date

             4/8/98        2         20,000      $ 7.25        4/8/2003

     As of June 30, 1998, there were options outstanding to purchase 320,000 shares and 430,000 shares available for grant under the Company's Stock Option Plan.

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

      Options in the amount of 35,175 and 24,818 for the three and nine months ended June 30, 1998, respectively, are included in the diluted weighted average shares outstanding. There were no options outstanding for the corresponding 1997 periods.

     NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the nine months ended June 30, 1998 and 1997 for interest are $1,323,890 and $1,157,677, respectively.

     During the nine months ended June 30, 1998 and 1997, the Company had dividend reinvestments of $824,783 and $648,566, respectively, which required no cash transfers.

                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                     MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided from operating activities of $2,709,256 for the current nine months as compared to $1,663,470 for the prior period. The Company raised $6,219,852 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Pur-chase Plan (DRIP). Dividends paid for the nine months ended June 30, 1998 amounted to $1,915,522.

     Securities Available for Sale decreased by $1,185,097 due primarily to sales of $1,335,011.

     Mortgage notes payable increased by $398,746 during the nine months ended June 30, 1998. This increase was the result of new mortgages of $3,900,000 relating to the purchase of the Burr-Ridge, Illinois and Romulus, Michigan warehouse facilities offset by principal repayments of $3,501,254.

     Loans payable decreased by $2,832,445 as a result of payments of $5,853,946 offset by new borrowings of $3,021,501.

                    MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Rental and occupancy charges increased for the quarter ended June 30, 1998 to $1,528,137 as compared to $1,238,973 for the quarter ended June 30, 1997. Rental and occupancy charges increased for the nine months ended June 30, 1998 to $4,723,181 as compared to $3,622,752 for the nine months ended June 30, 1997. This increase was due primarily to acquisitions made during fiscal 1997 and 1998 as well as a lease extension from July 1, 1997 to December 31, 1997 on the South Brunswick, NJ property at a monthly rental of $162,585. The previous monthly rental was $54,195.

     Interest and other income decreased by $18,396 for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 due to a decrease in dividend income. Primarily during the first quarter of 1998, $1,335,011 of securities were sold. Interest and other income increased by $143,780 for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997. This was due primarily to the $212,636 gain on sale of Securities Available for Sale.

     Interest expense increased by $17,581 for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Interest expense increased by $166,213 from $1,157,677 for the nine months ended June 30, 1997 to $1,323,890 for the nine months ended June 30, 1998. This was the result of additional borrowings for the new acquisitions made during fiscal 1997 and 1998.

     Real estate taxes remained relatively stable for the three and nine months ended June 30, 1998 as compared to the three and nine months ended June 30, 1997.
                                      Page 9

     Operating  expenses  decreased  by $21,271 for the three  months  ended
     June 30, 1998, as compared to the three months ended June 30, 1997. Operating expenses increased by $105,898 for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997. This was primarily due to an increase in repairs and maintenance and personnel costs at the Monaca, PA and Monsey, NY properties during the first and second quarters of fiscal 1998.

     Office and general expenses remained relatively stable for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. Office and general expenses increased for the nine months ended June 30, 1998 as compared to June 30, 1997. This was due to an increase in professional fees.

     Depreciation expense increased by $43,288 and $153,805 for the three and nine month periods ended June 30, 1998, respectively, as compared to the three and nine month periods ended June 30, 1997, due to the real estate acquisitions in fiscal 1997 and 1998.

     Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation increased from $591,395 for the quarter ended June 30, 1997 to $877,687 for the quarter ended June 30, 1998 and from $1,739,045 for the nine months ended June 30, 1997 to $2,685,786 for the nine months ended June 30, 1998. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

                         LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided from operating activities increased during the nine months ended June 30, 1998 to $2,709,256 as compared to $1,663,470 generated during the nine months ended June 30, 1997. This was primarily due to the increase in net income.

     The Company owns eighteen properties of which twelve carried mortgage loans totaling $21,477,984 at June 30, 1998. The Company has been raising capital through its DRIP and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

     PART II:  OTHER INFORMATION




                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     ITEM 1: LEGAL PROCEEDINGS - None

     ITEM 2  CHANGES IN SECURITIES - None

     ITEM 3: DEFAULTS UPON SENIOR SECURITIES - None

     ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

             The annual meeting of shareholders was held on April 23, 1998 to elect a Board of Directors for the ensuing year and to approve the selection of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

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


                             MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     Date: August 10, 1998      By:/s/Eugene W. Landy
                                    Eugene W. Landy
                                    President



     Date: August 10, 1998      By:/s/Anna T. Chew
                                    Anna T. Chew
                                    Controller