Form 10-K
period 1998-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1998-12-24
CIK 67625

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                              FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
	    EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________________ to ____________________

Commission File Number        0-4258

               MONMOUTH REAL ESTATE INVESTMENT CORPORATION
    		    (Exact name of registrant as specified in its charter)

          Delaware                                          22-1897375
   (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)

	            125  Wyckoff Road           Eatontown, NJ         07724
	          (Address of Principal Executive Offices )        (Zip Code)

Registrant's telephone number, including area code:  (732) 542-4927

     Securities registered pursuant to Section 12(b) of the Act:
Title of each class _____    Name of each exchange on which registered _____

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

  	The aggregate market value of voting stock held by non-affiliates of the Registrant was $28,979,450 (based on 5,329,554 shares of common stock at the closing price of $5.4375 per share) December 9, 1998.

  	There were 5,986,844 shares of common stock outstanding as of December 9, 1998. Documents Incorporated by Reference: Exhibits incorporated by reference are listed in Part IV, Item (a) (3).

                                   PART  I


ITEM 1 - BUSINESS

  	Monmouth Real Estate Investment Corporation (the Company) is a corporation operating as a qualified real estate investment trust under Sections 856-858 of the Internal Revenue Code.

  	Currently, the Company derives its income primarily from real estate rental operations. The Company has approximately 1,500,000 square feet of property, of which approximately 282,000 square feet, or 19%, is leased to Keebler Company; 181,500 square feet, or 12%, is leased to Federal Express Corporation, 148,000 square feet, or 10%, is leased to Belk Enterprises, Inc.; and 145,000 square feet, or 10%, is leased to McMaster Carr Corporation. During 1998, 1997 and 1996 rental and occupancy charges from properties leased to these companies approximated 54%, 42% and 43%, respectively, of total rental and occupancy charges.

  	At September 30, 1998, the Company had investments in nineteen properties. (See Item 2 for detailed description of the properties.) These properties are located in New Jersey, New York, Pennsylvania, North Carolina,
Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan and Virginia. All properties are managed by a management company. Monsey, New
York and Monaca, Pennsylvania are not net-leased. The remaining seventeen properties are all leased on a net basis.

  	The Company does not have an advisory contract. Its properties are managed by Cronheim Management Services under a management contract which is in effect on a year to year basis. Cronheim Management Services received $41,466, $17,681 and $17,825 in 1998, 1997 and 1996, respectively, for the management of various properties. Effective August 1, 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income for management fees. Cronheim Management Services provides sub-agents as regional managers for the Company's properties and compensates them out of this management fee. The David Cronheim Company received $45,786, $46,188 and $21,777 in commissions in 1998, 1997 and 1996, respectively.

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

  	 The Company also invests in both debt and equity securities of other real estate investment trusts (REITs). Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities. Based upon the Company's current market risk sensitive security holdings, the Company faces no material market risk relating to financial instruments.

  	In 1999, the Company plans to acquire approximately $15,000,000 of net-leased industrial properties. The funds for these acquisitions may come from the Company's available line of credit, other bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

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

ITEM 2 - DETAILED DESCRIPTION OF PROPERTIES

  	The Company operates as a real estate investment trust. Its portfolio is primarily in equity holdings, some of which have been long-term holdings carried on the financial statements of the Company at depreciated cost. It is believed that their current market values exceed both the original cost and the depreciated cost. The following are photographs of the Company's equity holdings at September 30, 1998, together with a brief description of each. (See Item 14, Schedule III for additional information on Real Estate and Accumulated Depreciation and Item 14, Note 7 of the Notes to the
Financial Statements for a discussion of encumbrances on these equity holdings).

                        (PHOTOGRAPH OF PROPERTY)





SOMERSET, NEW JERSEY

  	The Company owns a two-thirds undivided interest in this Somerset, New Jersey shopping center. The remaining one-third interest is owned by D & E Realty, an unrelated entity. All assets, liabilities, income and expense are allocated to the owners based upon their respective ownership percentages.
The total rentable space in this shopping center is approximately 42,800 square feet. In addition, 21,365 square feet of land was leased to Taco Bell, Inc. on which a free-standing restaurant was completed during 1993. This shopping center was 100% occupied at September 30, 1998. The main store lease expires on September 30, 2000. The Company's portion of the annual gross rental income on this facility was approximately $299,000.





                        (PHOTOGRAPH OF PROPERTY)





RAMSEY, NEW JERSEY

  	Ramsey Industrial Park, located on E. Crescent Avenue in Ramsey, New Jersey is a 42,719 square foot building net-leased to Bogen Photo, Inc. This lease was extended by agreement to 2001. The current annual gross rental income is approximately $224,000.

                        (PHOTOGRAPH OF PROPERTY)





MONSEY, NEW YORK

  	This steel and block building, located at 40 Robert Pitt Drive, Monsey, New
York, has 55,000 square feet of rentable space and  includes four warehouses of about 11,000 square feet each and 10,000 square feet of offices in the front.  The current annual gross rental income is approximately $329,000.  At
September 30, 1998, this property was 88% occupied.  Monmouth Real Estate
Investment Corporation has contracted to sell this property for $2,500,000.
The sale is subject to various contingencies.  Subject to these contingencies, closing is anticipated to be in 1999.





                        (PHOTOGRAPH OF PROPERTY)





MONACA, PENNSYLVANIA

  	The Moor Industrial Park is located in Monaca, Pennsylvania. It consists of approximately 292,000 feet of rentable space located on 23 acres. The leases are all short term at relatively low rents compared to the Company's other properties. The current annual gross rental income is approximately $415,000. At September 30, 1998, this property was 64% occupied. This property has 1,200 feet of undeveloped river frontage.

                        (PHOTOGRAPH OF PROPERTY)





ORANGEBURG, NEW YORK

  	This 50,400 square foot warehouse facility, located in Orangeburg, New York, is net-leased to the Keebler Company . The average annual rental income over the term of the lease is approximately $433,000. The lease expires on November 30, 2000.





                        (PHOTOGRAPH OF PROPERTY)





SOUTH BRUNSWICK, NEW JERSEY

  	This 144,520 square foot building, located in South Brunswick, New Jersey, was occupied by Amway Corporation as a distribution center on a 5-year lease which expired on June 30, 1997. Average annual income over the term of the lease was approximately $595,000. Amway Corporation occupied the building until December, 1997 at a monthly rental of $162,585. Effective
January 1, 1998, the Company entered into a net-lease with McMaster Carr
Supply Co. This lease expires on December 31, 2000. Average annual rental income over the term of the lease is $614,210.

                        (PHOTOGRAPH OF PROPERTY)





GREENSBORO, NORTH CAROLINA

	  This 40,560 square foot distribution center is the second such facility leased to the Keebler Company. It is located in Greensboro, North Carolina.
This net-lease expires February 14, 2003. Annual rental income is approximately $233,000.





                        (PHOTOGRAPH OF PROPERTY)





JACKSON, MISSISSIPPI

  	This 26,340 square foot warehouse facility, located in Jackson Mississippi is the third in a series of net-leased warehouses occupied by the Keebler
Company. The average annual rental income over the term of the lease is approximately $169,000. This lease expires September 30, 2003. The Keebler Company has sub-leased this facility.

                        (PHOTOGRAPH OF PROPERTY)





FRANKLIN, MASSACHUSETTS

   This 84,376 square foot warehouse facility, located in Franklin, Massachusetts is the fourth of the acquisitions of Keebler Company net-leased warehouses. The average annual rental income over the term of the lease is approximately $516,000. This lease expires on January 31, 2004.





                        (PHOTOGRAPH OF PROPERTY)





WICHITA, KANSAS

  	This 44,136 square foot warehouse facility in Wichita, Kansas is the fifth of the acquisitions of Keebler Company net-leased warehouses. The average annual rental income over the term of the lease is approximately $195,000.
This lease expires May 30, 2005. The Keebler Company has sub-leased this property to another tenant.

                        (PHOTOGRAPH OF PROPERTY)





URBANDALE, IOWA

  	This 36,150 square foot warehouse facility in Urbandale, Iowa is the sixth of the acquisitions of Keebler Company net-leased warehouses. The average annual rental income over the term of the lease is approximately $225,000.
This lease expires June 30, 2000. The Keebler Company has sub-leased this facility to another tenant.





                        (PHOTOGRAPH OF PROPERTY)





RICHLAND, MISSISSIPPI

  	This 36,000 square foot warehouse facility located in Richland, Mississippi is 100% net-leased to the Federal Express Corporation for an average annual rental income of approximately $140,000 over the term of the lease. This lease expires on March 31, 2004.

                        (PHOTOGRAPH OF PROPERTY)





O'FALLON MISSOURI

  	This 102,135 square foot warehouse facility located in O'Fallon, Missouri is 100% net-leased to PPG Industries, Inc. The average annual rental income over the term of the lease is approximately $353,000. This lease expires
June 30, 2001.





                        (PHOTOGRAPH OF PROPERTY)





VIRGINIA BEACH, VIRGINIA

  	This 67,926 square foot warehouse facility located in Virginia Beach, Virginia is 100% net-leased to the Raytheon Service Company. The annual rental income is approximately $307,000. This lease expires
February 28, 2001. Raytheon Service Company has vacated this property and is reported to be negotiating a sub-lease with another tenant.

                        (PHOTOGRAPH OF PROPERTY)





FAYETTEVILLE, NORTH CAROLINA

  	This 148,000 square foot warehouse facility located in Fayetteville, North Carolina is 100% net-leased to Belk Enterprises, Inc. The average annual rental income over the term of the lease is approximately $473,000. This lease expires June 4, 2006.





                        (PHOTOGRAPH OF PROPERTY)





SCHAUMBURG, ILLINOIS

  	This 73,500 square foot warehouse facility located in Schaumburg, Illinois is 100% net-leased to Federal Express Corporation. The average annual rental income over the term of the lease is approximately $463,000. This lease expires April 1, 2007.

                        (PHOTOGRAPH OF PROPERTY)





TETERBORO, NEW JERSEY

 	 The Company is a partner in a limited liability company, Hollister `97, LLC, representing a 25% ownership interest. The sole business of this LLC is the ownership and operation of the Hollister Corporate Park in Teterboro, New Jersey. Under the agreement, the Company is to receive a cumulative preferred 11% annual return on its investment.





                        (PHOTOGRAPH OF PROPERTY)





BURR RIDGE, ILLINOIS

  	This 12,477 square foot warehouse facility located in Burr Ridge, Illinois, was purchased by the Company on December 18, 1997 for approximately $1,500,000. This facility is 100% net-leased to Sherwin-Williams Company. The average annual rental income over the term of the lease is $151,000.
This lease expires on October 31, 2009.

                        (PHOTOGRAPH OF PROPERTY)





ROMULUS, MICHIGAN

  	This 72,000 square foot warehouse facility, located in Romulus, Michigan, was purchased by the Company on June 22, 1998 for approximately $4,200,000.
This warehouse facility is 100% net-leased to the Federal Express
Corporation. The average annual rental over the term of the lease is approximately $396,000. This lease expires on November 30, 2007.





                        (PHOTOGRAPH OF PROPERTY)





LIBERTY, MISSOURI

  	This 98,200 square foot warehouse facility, located in Liberty, Missouri was purchased by the Company on August 26, 1998 for approximately $7,200,000. This warehouse facility is 100% net- leased to Johnson Controls, Inc. The average annual rental income over the term of the lease is approximately $705,000. This lease expires on December 18, 2007.

ITEM 3 - LEGAL PROCEEDINGS

  	None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  	No matters were submitted during the fourth quarter of 1998 to a vote of security holders through the solicitation of proxies or otherwise.

                                PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  	The shares of Class A common stock of Monmouth Real Estate Investment Corporation are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ symbol MNRTA). The per share range of high and low market prices and distributions paid to shareholders during each quarter of the last two years were as follows:

			                1998			         		                      1997
			           Market Price		          	                Market Price
	Fiscal Qtr.  High     Low    Distrib.   Fiscal Qtr.  High     Low    Distrib.

  First       6-3/4     6     $ .13       First       6-5/8   5-1/4   $ .125
	 Second      7-3/4   6-3/16    .13 		    Second     6-15/16  5-3/4     .125
	 Third       7-3/4   6-1/2     .135      Third       5-5/16  5-1/2     .13
	 Fourth     6-23/32  5-9/16    .135      Fourth      6-5/8   5-5/8     .13
                               _____                                    ____
                              $ .53                                   $ .51
                               =====                                    ====

   The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

  	On September 30, 1998, the closing price was 6-1/4.

  	As of September 30, 1998, there were approximately 973 shareholders of record who held shares of Class A common stock of the Company.

  	It is the Company's intention to continue distributing quarterly dividends. On September 23, 1998, the Company declared a dividend of $.1375 per share to be paid on December 15, 1998 to shareholders of record November 16, 1998.

ITEM 6 - SELECTED FINANCIAL DATA

                                           September 30,

                       1998        1997        1996        1995        1994
INCOME STATEMENT DATA:

Total Income        $6,963,825  $5,798,699  $4,607,434  $4,240,859  $3,870,841

Total Expenses       4,493,595   3,965,002   3,233,584   3,293,692   2,856,210

Gains on Sales of Assets-
 Investment Property    29,692      47,457      22,249      38,766     392,416

Net Income           2,499,922   1,881,154   1,396,099     985,933   1,407,047

Net Income Per Share -
 Basic and Diluted         .50         .46         .39         .31         .49



BALANCE SHEET DATA:

Total Assets       $55,582,845 $44,942,723 $32,538,076 $30,289,860 $29,234,128

Long-Term
 Obligations        24,436,941  20,498,016  14,197,529  14,522,503  13,681,614

Shareholders'
 Equity             27,404,822  19,889,288  16,109,382  14,247,867  13,157,339



OTHER INFORMATION:

Average Number of
 Shares Outstanding  4,997,775   4,047,759   3,584,364   3,212,064   2,878,951

Funds from
 Operations*        $3,647,345  $2,821,902  $2,226,079  $1,730,871  $1,640,707

Cash Dividends
 Per Share                 .53         .51         .50         .50         .50



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

                                Page 16


ITEM 6 - SELECTED FINANCIAL DATA (CONT'D)

                     SUMMARY OF OPERATIONS BY PROPERTY
                     FOR THE YEARS ENDED SEPTEMBER 30,

                               1998              1997          1996

     Net Rental Income
Somerset, New Jersey         $  262,871    $  238,494    $  226,065
Ramsey, New Jersey              180,278       183,459       177,242
Monaca, Pennsylvania            191,100       133,483       145,356
Monsey, New York                154,411       200,811       201,997
Orangeburg, New York            198,855       186,985       176,241
South Brunswick, New Jersey     712,373       656,756       280,857
Greensboro, North Carolina       93,498        32,362        30,621
Jackson, Mississippi             71,881        70,433        67,227
Franklin, Massachusetts         254,003       239,977       224,684
Wichita, Kansas                  27,198        26,328        24,052
Urbandale, Iowa                 106,012        99,184        92,834
Richland, Mississippi            52,418        48,818        44,260
O'Fallon, Missouri               82,100        74,447        63,508
Virginia Beach, Virginia         99,402       124,429        27,854
Fayetteville, North Carolina     84,451         5,953           -0-
Schaumburg, Illinois             72,551         5,815           -0-
Burr Ridge, Illinois             32,872           -0-           -0-
Romulus, Michigan                 9,276           -0-           -0-
Liberty, Missouri                11,766           -0-           -0-
                              _________     _________     _________
     Net Rental Income        2,697,316     2,327,734     1,782,798

Net Interest and
 Other Income                   472,898       129,871       125,812
                              _________     _________     _________

     TOTAL                    3,170,214     2,457,605     1,908,610

General & Administrative
 Expenses                      (699,984)     (623,908)     (534,760)
                              _________     _________     _________

     Income Before Gains      2,470,230     1,833,697     1,373,850

Gain on Sale of Assets-
 Investment Property             29,692        47,457        22,249
                              _________     _________     _________

     NET INCOME              $2,499,922    $1,881,154    $1,396,099
                              =========     =========     =========

                                Page 17

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

  	Monmouth Real Estate Investment Corporation (the Company) operates as a real estate investment trust deriving its income primarily from real estate rental operations. At September 30, 1998, the Company's shareholders' equity increased to $27,404,822 as compared to $19,889,288 in 1997.

  	The Company finances its purchases primarily through mortgages on its acquisitions. The Company has a secured $8,000,000 line of credit of which $6,664,618 was available at September 30, 1998. Interest is at Prime and is due monthly. This credit line expires on July 29, 2000.

  	The Company's ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan, and access to the capital markets. Purchases of new properties, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place demands on the Company's liquidity.

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

  	The Company's focus is on equity investments. During the past six years, the Company purchased fifteen net-leased warehouse facilities at an aggregate cost of approximately $51,000,000. The Company incurred a total of approximately $38,000,000 in debt relating to these purchases.

  	The Company expects to make additional real estate investments from time to time. In 1999, the Company plans to acquire approximately $15,000,000 of net-leased industrial properties. The funds for these acquisitions may come from the Company's available line of credit, other bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

  	Funds generated are expected to be sufficient to meet debt service requirements and capital expenditures of the Company.

  	Cash provided from operating activities amounted to $3,431,422 in 1998 as compared to $2,594,380 in 1997 and $2,183,561 in 1996.

  	At September 30, 1998, the Company had total liabilities of $28,178,023 and total assets of $55,582,845. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

  	The Company has a Dividend Reinvestment and Stock Purchase Plan. During 1998, a total of $8,106,480 in additional capital was raised. The success of the Plan has resulted in a substantial improvement in the Company's liquidity and capital resources in 1998. It is anticipated that a comparable level of participation will continue in the Plan in fiscal 1999. Therefore, the Company anticipates that the Plan will result in further increased liquidity and capital resources in 1999.

Results of Operations

  	The Company's activities primarily generate rental income. Net income for the fiscal year ended September 30, 1998 was $2,499,922 as compared to $1,881,154 in 1997 and $1,396,099 in 1996. Net rental income for the fiscal year ended September 30, 1998 was $2,697,316 as compared to $2,327,734 in 1997 and $1,782,798 in 1996. The following is a discussion of the results of operations by location for 1998 as compared to 1997 and 1997 as compared to 1996:

   Somerset, New Jersey
  	During 1998, net rental income increased due to a decrease in operating
   expenses as a result	of lower snow removal costs. During 1997, net rental
   income remained  relatively stable as	compared to 1996.

   Ramsey, New Jersey
  	Net rental income remained relatively stable for 1998, 1997 and 1996.

   Monaca, Pennsylvania
  	Net rental income increased in 1998 as compared to 1997 due primarily to an increase in tenant reimbursements. Net rental income remained relatively stable for 1997 as compared to 1996.

   Monsey, New York
  	Net rental income decreased in 1998 as compared to 1997 due primarily to
   an increase in	repairs and maintenance due to new tenants.  Net rental
   income remained relatively stable	for 1997 as compared to 1996.

   Orangeburg, New York
  	Net rental income increased in 1998 and 1997 due to lower interest costs
   on related borrowings	outstanding.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	        RESULTS OF OPERATIONS (CONT'D)

   South Brunswick, New Jersey
  	Net rental income increased during 1998 as compared to 1997 and 1997 as
   compared to	1996, due primarily to a lease extension by the Amway
   Corporation from July 1, 1997 to	December 31, 1997 at a monthly rental of
   $162,585.  The previous monthly rental was	$54,195.

  	Greensboro, North Carolina
	  Net rental income increased in 1998 as compared to  1997 due to a decrease
   in interest expense	as a result of  the payoff  of the mortgage on this
   property.  Net rental income remained relatively 	stable during 1997 as
   compared to 1996.

  	Jackson, Mississippi
	  Net rental income remained relatively stable during 1998, 1997 and 1996.

  	Franklin, Massachusetts
	  Net rental income remained relatively stable during 1998, 1997 and 1996.

  	Wichita, Kansas
	  Net rental income remained relatively stable during 1998, 1997and 1996.

  	Urbandale, Iowa
	  Net rental income remained relatively stable during 1998, 1997 and 1996.

  	Richland, Mississippi
	  Net rental income remained relatively stable during 1998, 1997 and 1996.

  	O'Fallon, Missouri
	  Net rental income remained relatively stable during 1998, 1997 and 1996.

  	Virginia Beach, Virginia
	  Net rental income decreased in  1998 as compared to 1997 as a result of a decrease in tenant reimbursements.  During 1997, net rental income increased due to a full year's income.  This warehouse facility was
	  acquired during 1996.  It is net-leased to Raytheon Service Company.
	  Average monthly rental income over the term of the lease is $25,555.

  	Fayetteville, North Carolina
	  Net rental income increased due to a full year's income in fiscal 1998. This warehouse facility was acquired in May, 1997. It is net-leased to
   Belk	Enterprises, Inc.  Average monthly rental income over the term of the
   lease	is $39,411.

  	Schaumburg, Illinois
	  Net rental income increased due to a full year's income  in fiscal 1998.
	  This warehouse facility was acquired in June,  1997.  It is net-leased to
   Federal	Express Corporation.  Average monthly rental income over the term
   of the	lease is $38,517.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	        RESULTS OF OPERATIONS (CONT'D)


  	Burr Ridge, Illinois
	  This warehouse facility was acquired during December,  1997.  It is
   net-leased to Sherwin-	Williams.  Average monthly rental over the term of
   the lease is $12,622.

  	Romulus, Illinois
	  This warehouse facility was acquired in June, 1998.  It is net-leased to
   Federal Express	Corporation.  Average monthly rental income over the term
   of the lease is $32,962.

  	Liberty, Missouri
	  This warehouse facility was acquired in August, 1998.  It is net-leased to
   Johnson Controls,	Inc.  Average monthly rental over the term of the lease
   is $58,852.

  	The Company also generated net interest and other income from its investments in securities available for sale, mortgages receivable and Hollister `97, LLC. Net interest and other income increased during 1998 primarily due to a gain of $222,276 on the sale of securities available for sale. Net interest and other income remained relatively stable during 1997.

  	General and administrative expenses increased during 1998 primarily as a result of increased personnel costs. General and administrative expenses increased during 1997 as a result of increased professional fees.

  	Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation, increased from $2,226,079 for the year ended September 30, 1996 to $2,821,902 for the year ended September 30, 1997 to $3,647,345 for the year ended September 30, 1998. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

  	The Company recognized a deferred gain from the Howell Township installment sale of approximately $30,000, $47,000 and $22,000 for 1998, 1997 and 1996, respectively.

YEAR 2000

  	The Company is currently in the process of implementing its Year 2000 compliance plan. The Company has assessed all hardware and software for Year 2000 readiness. The Company has developed and is currently implementing renovation plans, including hardware replacement and software upgrades, to ensure all hardware and software is Year 2000 compliant. The Company has no significant suppliers or vendors. The Company is in the process of assessing the Year 2000 readiness of its major tenants. Renovation and testing are scheduled to be completed during the first half of 1999.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	        RESULTS OF OPERATIONS (CONT'D)

  	The Company has developed contingency plans for each of its critical systems which includes moving many of the Company's operations to a manual system. There can be no assurances given that the Year 2000 compliance plan will be completed successfully by the Year 2000, in which event the Company could incur additional costs to implement its contingency plans. Management does not anticipate that such costs would be significant to the Company. The total costs associated with the Company's Year 2000 plan are anticipated to be less than $20,000.

  	Successful and timely completion of the Year 2000 plan is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the effectiveness of remediation and validation plans, and all vendors and suppliers readiness.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  	See Item 1 - Business.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  	The financial statements and supplementary data listed in Part VI, Item 14 are incorporated herein by reference and filed as part of this report.

  	The following is the Unaudited Selected Quarterly Financial Data:

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                             THREE MONTHS ENDED

   -------------------------------------------------------------------------
   FISCAL 1998               12/31/97      3/31/98	     6/30/98	     9/30/98
   -------------------------------------------------------------------------
   Total Income		          $1,899,569 	 $1,671,150  	$1,600,854  	$1,792,252
   Total Expenses	          1,204,013	   1,109,865	   1,001,438	   1,178,279
   Gains on Sales of
    Assets-Investment
    Property		                  6,000	       6,000	       6,000       11,692
   Net Income		               701,556	     567,285	     605,416	     625,665
   Net Income per Share	          .15          .12          .12	         .11

   -------------------------------------------------------------------------
   FISCAL 1997		             12/31/96	     3/31/97	     6/30/97	     9/30/97
   -------------------------------------------------------------------------
   Total Income 		         $1,297,931	  $1,299,347	  $1,330,086	  $1,871,335
   Total Expenses	            992,888	     897,481	     973,674	   1,100,959
   Gains on Sales of
    Assets-Investment
    Property		                  6,000        6,000	       6,000	      29,457
   Net Income		               311,043	     407,866	     362,412	     799,833
   Net Income per Share	          .08	         .10          .09          .19


                                Page 22

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             				     Principal Occupation	         Director		Shares   Percent
Name, Age and Title		    Past Five Years	             Since  Owned(1) of Stock

Ernest V. Bencivenga  Financial Consultant;			         1968	    9,288    0.16%
  (80)				            Treasurer and Director (1961
Treasurer and         to present) and Secretary (1967
 Director             to present) of Monmouth Capital
				                  Corporation; Director (1969 to
				                  present) and Secretary/Treasurer
				                  (1984 to present) of United
				                  Mobile Homes, Inc.

Anna T. Chew			       Certified Public Accountant;		   1993		  8,578(2)  0.15%
  (40)				            Controller (1991 to present)
Controller and			     and Director (1994 to present)
 Director		           of Monmouth Capital Corporation;
				                  Vice President (1995 to present),
				                  Director (1994 to present), and
				                  Chief Financial Officer (1991 to
				                  present) of United Mobile Homes,
				                  Inc.

Daniel D. Cronheim		  Attorney at Law, Daniel D. 		    1989   18,575     0.33%
  (44)				            Cronheim, Esq. (1982 to present);
Director			           Executive Vice President (1989
				                  to present) and General Counsel
				                  (1983 to present),  of David
				                  Cronheim Company.

Boniface DeBlasio		   Chairman of the Board (1968 to	  1968	  10,788	    0.19%
  (77)				            present) and Director (1961 to
Director			           present) of Monmouth Capital
				                  Corporation.

Ara K. Hovnanian		    President (1988 to present) and	 1989	      41       ---
  (39)				            Director (1981 to present) of
Director			           Hovnanian Enterprises, Inc., a
				                  publicly-owned company
				                  specializing in the construction
				                  of housing.

Charles P. Kaempffer		Investor; Director (1970 to		    1974		 36,663(3)	 0.65%
  (61)				            present) of Monmouth Capital
Director			           Corporation; Director (1969 to
			                   present)of United Mobile
			                   Homes, Inc.

                      Principal Occupation          Director  Shares   Percent
Name, Age and Title	     Past Five Years		            Since 	Owned(1) of Stock

Eugene W. Landy		     Attorney at Law, Landy and		     1968		 322,849(4)	5.65%
 (65)				             Landy; President and Director
President, CEO		      (1961 to present) of Monmouth
and Director			       Capital Corporation; Chairman
				                  of the Board (1995 to present)
				                  Director (1969 to present) and
				                  President (1969 to 1996) of
				                  United Mobile Homes, Inc.

Samuel A. Landy		     Attorney at Law (1987 to present)	1989		125,517(5)	2.20%
  (37)				            Landy and Landy; President (1995
Director			           to present), Director (1991 to
				                  present), and Vice President (1991
				                  to 1995) of United Mobile Homes,
				                  Inc.; Director (1994 to present) of
				                  Monmouth Capital Corporation.

W. Dunham Morey		     Certified Public Accountant, 		   1968		 57,216(6)	1.01%
  (76)				            W. Dunham Morey, CPA;
Director			           Director (1961 to present) of
				                  Monmouth Capital Corporation.

Robert G. Sampson		   Investor; Director (1963 to		     1968		 67,775(7)	1.19%
  (73)				            present) of Monmouth Capital
Director			           Corporation; Director (1969 to
				                  present) of United Mobile Homes,
				                  Inc.; Director (1972 to 1993) of
				                  United Jersey Bank, N.A.
				                  (formerly Franklin State Bank);
				                  General Partner (1983 to present)
				                  of Sampco, Ltd., an investment
				                  group.

(1)	 Beneficial ownership, as defined herein, includes Class A Common Stock
     as to which	a person has or shares voting and/or investment power.

(2) 	Held jointly with Ms. Chew's husband; includes 3,192 shares held in
     Ms. Chew's	401(k) Plan.

(3)	 Includes (a) 13,930 shares owned by Mr. Kaempffer's wife; and (b) 1,080
     shares in	joint name with Mrs. Kaempffer.

(4)	 Includes (a) 73,271 shares owned by Mr. Landy's wife; (b) 130,008 shares
     held in	the Landy & Landy, P.C. Profit Sharing Plan, of which Mr. Landy
     is a Trustee with	power to vote; and (c) 95,693 shares held in the Landy
     & Landy, P.C. Pension Plan,	of which Mr. Landy is a Trustee with power
     to vote. Excludes 38,048 shares held by Mr. Landy's adult children, in which he disclaims any beneficial interest.

(5)	 Includes (a) 3,215 shares owned by Mr. Landy's wife, and (b) 32,824
     shares held in	custodial accounts for Mr. Landy's minor children under
     the Uniform Gift to Minors'	Act in which he disclaims any beneficial
     interest, but has power to vote and (c) 1,000 shares held 	in the Samuel
     Landy Family Limited Partnership and (d) 11,214 shares held in Mr.
     Landy's 401(k)	Plan.

(6)	 Includes 14,296 shares owned by the estate of Mr. Morey's wife.

(7) 	Includes 27,755 shares held by Sampco, Ltd. in which he has a beneficial interest.

  	The Directors as a class own 657,290 shares, which is 11.5% of the outstanding shares.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

  	The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 1998, 1997 and 1996 to the Chief
Executive Officer.  There were no other executive officers whose aggregate cash compensation exceeded $100,000:

                                       Annual Compensation
Name and Principal Position     Year      Salary      Bonus        Other
Eugene W. Landy			              1998	    $27,500     $55,000		  $165,700(1)
Chief Executive Officer		       1997		     None	      50,000	    200,700
 				                           1996 		    None		      None		    173,203

(1) Represents Director's fees of $3,200 paid to Mr. Landy, management fees of $82,500, legal fees of $21,000 paid to the firm of Landy & Landy, and $59,000 accrual for pension and other benefits in accordance with Mr. Landy's employment contract.

Stock Option Plan

  	There were no stock options granted to the executive officer named in the Summary Compensation Table, during the year ended September 30, 1998.

  	The following table sets forth for the executive officer named in the Summary Compensation Table, information regarding stock options outstanding at September 30, 1998:
                                                                   Value of
                                                                 Unexercised
                                                                   Options
                                      Number of Unexercised       at Year-End
                 Shares     Value      Options at Year-End       Exercisable/
Name            Exercised  Realized  Exercisable/Unexercisable   Unexercisable
Eugene W. Landy     -0-        N/A     150,000   /   -0-          $-0- / $-0-

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

  	Cronheim Management Services received the sum of $41,466 in 1998 for management fees. Effective August 1, 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income for management fees. Cronheim Management Services provides sub-agents as regional managers for the Company's properties and compensates them out of this management fee. The David Cronheim Company received $45,786 in 1998 for commissions. These totals are based on amounts paid or accrued during the fiscal year. Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

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

Evaluation

  	The Company's funds from operations continue to increase. The Committee reviewed the progress made by Eugene W. Landy, Chief Executive Officer, in shifting the Company's focus from mortgage loans to equity properties. The Committee also noted that Mr. Landy's current compensation was less than the average salary received by Chief Executive Officers of other REITs. His base compensation under this contract was increased in 1997 to $110,000 per year. The Committee granted Mr. Landy a bonus of $55,000 for 1997 which was paid in 1998.

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


   Year Ended           Monmouth Real Estate
   September 30,          Investment Corp.       NAREIT      S&P 500

    1993                       100                 100         100
    1994                        98                  96         104
    1995                        94                 107         134
    1996                       107                 128         162
    1997                       137                 179         227
    1998                       140                 153         248

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  	On September 30, 1998, no person owned of record or was known by the Company to own beneficially more than five percent of the shares of the Company, except as follows:

           						                 Amount and Nature
Title of		  Name and Address	   		  of Beneficial		       Percent
 Class		   of Beneficial Owner			     Ownership		         of Class

Class A	   Eugene W. Landy		     	     322,849          		  5.65%
Common	    20 Tuxedo Road
Stock		    Rumson, NJ 07760

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

  	Certain relationships and related party transactions are incorporated herein by reference to Item 14 and Note 10 of the Notes to the Financial Statements - Related Party Transactions.

                                PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K

                                                         											PAGE(S)

(a)(1)  The following Financial Statements are filed as part of this report:


	(i)	   Independent Auditors' Report			                          		    33

	(ii)	  Balance Sheets as of September 30, 1998 and 1997			            34

	(iii)	 Statements of Income for the years ended
		      September 30, 1998, 1997 and 1996	                     				    35

	(iv)	  Statements of Shareholders' Equity for the years
        ended	September 30, 1998, 1997 and 1996	               				    36

	(v)	   Statements of Cash Flows for the years ended
		      September 30, 1998, 1997 and 1996					                         37

	(vi)	  Notes to the Financial Statements	             			          38  -  51


(a)(2)  The following Financial Statement Schedule is filed
        as part	of this report:

	(i)	   Schedule III - Real Estate and Accumulated Depreciation
		      as of September 30, 1998		                                  52  -  54

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


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
        Securities and Exchange Commission on April 3, 1990 on Form S-4 (Registration No. 33-34103).

Report on Form 8-K

  	On August 26, 1998, the Company filed a report on Form 8-K for the purchase of an Industrial building in Liberty, Missouri.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation as of September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                        						/s/ KPMG Peat Marwick LLP


Short Hills, New Jersey
November 27, 1998


                MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                             BALANCE SHEETS
                           AS OF SEPTEMBER 30,
ASSETS
                                                         1998         1997
Real Estate Investments:
 Land                                                $ 7,665,724   $ 6,141,724
 Buildings, Improvements and Equipment,
  net of Accumulated Depreciation of
  $6,659,642 and $5,482,527, respectively             42,952,713    32,606,220
 Mortgage Loans Receivable                               153,663       195,583
                                                      __________    __________
Total Real Estate Investments                         50,772,100    38,943,527

Cash and Cash Equivalents                                147,976       269,291
Securities Available for Sale at Fair Value            2,050,500     3,250,147
Interest and Other Receivables                           597,723       542,177
Prepaid Expenses                                         130,911       125,498
Lease Costs - Net of Accumulated Amortization            196,320       100,602
Investments in Hollister '97, LLC                      1,010,000     1,010,000
Other Assets                                             677,315       701,481
                                                      __________    __________

TOTAL ASSETS                                         $55,582,845   $44,942,723
                                                      ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Mortgage Notes Payable                               $25,949,782   $21,079,238
Loans Payable                                          1,335,382     3,190,510
Deferred Gains - Installment Sales                       108,840       138,532
Other Liabilities                                        784,019       645,155
                                                      __________    __________
    Total Liabilities                                 28,178,023    25,053,435
                                                      __________    __________

Shareholders' Equity:

Common Stock - Class A - $.01 Par Value,
 8,000,000 Shares Authorized; 5,703,544 and
 4,421,847 Shares Issued and Outstanding in
 1998 and 1997, respectively                              57,035        44,218

Common Stock - Class B - $.01 Par Value,
 100,000 Shares Authorized, No Shares Issued
 or Outstanding                                              -0-           -0-

Additional Paid-in Capital                            27,375,711    19,450,137
Accumulated Other Comprehensive Income                   (27,924)      394,933
Undistributed Income                                         -0-           -0-
                                                      __________    __________
Total Shareholders' Equity                            27,404,822    19,889,288
                                                      __________    __________

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $55,582,845   $44,942,723
                                                      ==========    ==========


             See Accompanying Notes to the Financial Statements


               MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         STATEMENTS OF INCOME
                    FOR THE YEARS ENDED SEPTEMBER 30,

                                                1998        1997       1996
INCOME:

 Rental and Occupancy Charges               $6,397,840  $5,354,301  $4,474,279
 Interest and Other Income                     565,985     444,398     133,155
                                             _________   _________   _________
TOTAL INCOME                                 6,963,825   5,798,699   4,607,434
                                             _________   _________   _________

EXPENSES:

 Interest Expense                            1,802,590   1,711,466   1,252,180
 Management Fees                                41,466      17,681      17,825
 Real Estate Taxes                             330,372     295,830     268,594
 Professional Fees                             437,847     419,854     342,417
 Operating Expenses                            425,289     319,883     302,752
 Office and General Expense                    249,016     181,083     166,287
 Director Fees                                  29,900      31,000      31,300
 Depreciation                                1,177,115     988,205     852,229
                                             _________   _________   _________
TOTAL EXPENSES                               4,493,595   3,965,002   3,233,584
                                             _________   _________   _________

 Income Before Gains                         2,470,230   1,833,697   1,373,850
 Gains on Sale of Assets -
  Investment Property                           29,692      47,457      22,249
                                             _________   _________   _________

     NET INCOME                             $2,499,922  $1,881,154  $1,396,099
                                             =========   =========   =========

PER SHARE INFORMATION:

 Income Before Gains                        $      .49  $      .45  $      .38
 Gains on Sale of Assets -
  Investment Property                              .01         .01         .01
                                             _________   _________   _________

     NET INCOME - BASIC AND DILUTED         $      .50  $      .46  $      .39
                                             =========   =========   =========


                See Accompanying Notes to the Financial Statements


                  MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                       FOR THE YEARS ENDED SEPTEMBER 30,

                                                     Accumulated
                      Additional                      Other Com-
                    Common Stock   Paid-In Undistrib- prehensive Comprehensive
                   Number  Amount  Capital uted Income  Income       Income

Balance
 Sept. 30, 1995  3,392,045 $33,920 $14,155,207 $     -0-   $58,740

Shares Issued
 in connection
 with the DRIP*    408,879   4,089   2,288,380       -0-       -0-

Distributions          -0-     -0-    (399,228)(1,396,099)     -0-

Net Income             -0-     -0-         -0-  1,396,099      -0- $1,396,099

Unrealized Net
 Holding Losses
 on Securities
 Available for
 Sale Net of
 Reclassification
 Adjustment            -0-     -0-         -0-        -0-  (31,726)   (31,726)
                 _________  ______  __________   ________   ______  _________
Balance
 Sept. 30, 1996  3,800,924 $38,009 $16,044,359  $     -0-  $27,014 $1,364,373
                                                                    =========
Shares Issued
 in connection
 with the DRIP*    620,923   6,209   3,580,029        -0-     -0-

Distributions          -0-     -0-    (174,251)(1,881,154)    -0-

Net Income             -0-     -0-         -0-  1,881,154     -0-  $1,881,154

Unrealized Net
 Holding Gains
 on Securities
 Available for
 Sale Net of
 Reclassification
 Adjustment            -0-     -0-         -0-        -0-  367,919    367,919
                 _________  ______  __________  _________  _______  _________
Balance
 Sept. 30, 1997  4,421,847 $44,218 $19,450,137 $      -0- $394,933 $2,249,073
                                                                    =========
Shares Issued
 in connection
 with the DRIP*  1,281,697  12,817   8,093,663        -0-     -0-

Distributions          -0-     -0-    (168,089)(2,499,922)    -0-

Net Income             -0-     -0-         -0-  2,499,922     -0-  $2,499,922

Unrealized Net
 Holding Losses
 on Securities
 Available for
 Sale Net of
 Reclassification
 Adjustment            -0-     -0-         -0-       -0-  (422,857)  (422,857)
                 _________  ______  __________  ________  ________   _________
Balance
 Sept. 30, 1998  5,703,544 $57,035 $27,375,711 $     -0- $ (27,924) $2,077,065
                 =========  ======  ==========  ========  ========   =========

*Dividend Reinvestment and Stock Purchase Plan

               See Accompanying Notes to the Financial Statements


                MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                          STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED SEPTEMBER 30,

                                          1998          1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                           $ 2,499,922   $ 1,881,154   $ 1,396,099
 Noncash Items Included in Net Income:
  Depreciation                          1,177,115       988,205       852,229
  Amortization                             77,402        36,861        73,122
  Gains on Sales of Assets-
   Investment Property                    (29,692)      (47,457)      (22,249)
  Gains on Sales of Securities           (222,276)      (75,323)      (66,933)
 Changes In:
  Interest & Other Receivables            (55,546)        9,914        29,156
  Prepaid Expenses                         (5,413)       (1,829)       (8,854)
  Other Assets and Lease Costs           (148,954)     (316,205)     (224,910)
  Other Liabilities                       138,864       119,060       155,901
                                       __________    __________    __________
NET CASH PROVIDED FROM
 OPERATING ACTIVITIES                   3,431,422     2,594,380     2,183,561
                                       __________    __________    __________
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to Land, Buildings and
  Improvements                        (13,047,608)   (9,511,526)   (2,565,059)
 Investment in Hollister '97, LLC             -0-    (1,010,000)          -0-
 Collections on Installment Sales          41,920        67,002        31,412
 Purchase of Securities Available
  for Sale                               (798,581)   (2,778,904)     (514,380)
 Proceeds from Sale of Securities
 Available for Sale                     1,797,647       579,974       214,650
                                       __________    __________    __________

NET CASH USED IN INVESTING ACTIVITIES (12,006,622)  (12,653,454)   (2,833,377)
                                       __________    __________    __________

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Mortgages                8,700,000     6,930,776     1,500,000
 Proceeds from Loans                   10,686,871     9,390,510       500,000
 Principal Payments of Mortgages       (3,829,456)   (1,068,148)   (1,746,951)
 Principal Payments of Loans          (12,541,999)   (6,700,000)          -0-
 Proceeds from Issuance of Class A
  Common Stock                          6,989,925     2,677,007     1,512,604
 Dividends Paid                        (1,551,456)   (1,146,174)   (1,015,462)
                                       __________    __________    __________
NET CASH PROVIDED FROM
 FINANCING ACTIVITIES                   8,453,885    10,083,971       750,191
                                       __________    __________    __________

Net Increase (Decrease) in Cash          (121,315)       24,897       100,375
Cash and Cash Equivalents
 at Beginning of Year                     269,291       244,394       144,019
                                       __________    __________    __________

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                       $   147,976   $   269,291   $   244,394
                                       ==========    ==========    ==========

              See Accompanying Notes to the Financial Statements

              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                 NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  	Description of the Business

  	Monmouth Real Estate Investment Corporation (the Company) operates as a real estate investment trust deriving its income primarily from real estate rental operations. As of September 30, 1998 and 1997, rental properties consist of nineteen and sixteen commercial holdings, respectively, These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan and Virginia.

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

  	Gains and Deferred Gains on Installment Sales

  	Gains on the sale of real estate investments are recognized by the full accrual method when the criteria for the method are met. Generally, the criteria are met when the profit on a given sale is determinable, and the seller is not obliged to perform significant activities after the sale to earn the profit. Alternatively, when the foregoing criteria are not met, the Company recognizes gains by the installment method. At September 30, 1998 and 1997, there was one deferred gain related to the 1986 sale of property located in Howell Township in the amount of $108,840 and $138,532, respectively.

  	Securities Available for Sale

  	The Company classifies its securities among three categories: Held-to-maturity, trading and available-for-sale.

  	The Company's securities at September 30, 1998 and 1997 are all classified as available-for-sale and are carried at fair value. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized.


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


  	Net Income Per Share

  	Effective October 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." All prior years' net income per share have been restated in accordance with the Statement. Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (4,997,775, 4,047,759, and 3,584,364 in 1998, 1997 and 1996, respectively).
Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (5,032,950, 4,047,759 and 3,584,364 in 1998, 1997 and 1996, respectively). Options in the amount of 35,175, are included in the diluted weighted average shares outstanding for 1998. Options in the amount of 300,000 were not included for 1997, since they were anti-dilutive. There were no options outstanding for 1996.


  	Stock Option Plan

  	The Company's stock option plan is accounted for under the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion
No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense would be recorded on the date of grant only if the current market price on the underlying stock exceeds the exercise price. Included in
Note 8 to these Financial Statements are the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," which assumes the fair value based method of accounting had been adopted.

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


  	Other Comprehensive Income

  	Effective October 1, 1997, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under Statement 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale.

  	Reclassifications

  	Certain amounts in the financial statements for the prior years have been reclassified to conform to the statement presentation for the current year.


NOTE 2 - MORTGAGE LOANS RECEIVABLE

  	The following is a summary of the mortgage loans receivable at September 30, 1998 and 1997:

                              Rate   Maturity   9/30/98     9/30/97
   Bonim Associates, Inc.
   Howell Township Property   		9%	   	1999	   	$153,663	   $195,583


NOTE 3 - REAL ESTATE INVESTMENTS

  	The following is a summary of the cost and accumulated depreciation of the Company's land, buildings, improvements and equipment at September 30, 1998 and 1997:

                                                  Buildings,
                                                 Improvements,   Accumulated
September 30, 1998                        Land   and Equipment   Depreciation

NEW JERSEY:
 Ramsey           Industrial Building  $   52,639   $ 1,175,214   $  553,275
 Somerset(1)      Shopping Center          55,182     1,065,995      726,584
 Eatontown        Admin. Office               -0-         7,517        3,008
 South Brunswick  Industrial Building   1,128,000     4,120,487      723,199

PENNSYLVANIA:
 Monaca           Industrial Park         330,773     1,797,526      930,492

NEW YORK:
 Monsey           Industrial Building     119,910     1,757,588      823,065
 Orangeburg       Industrial Building     694,720     2,977,372      555,371

NORTH CAROLINA:
 Fayetteville     Industrial Building     172,000     4,467,885      171,835
 Greensboro       Industrial Building     327,100     1,853,700      321,335

MISSISSIPPI:
 Jackson          Industrial Building     218,000     1,233,500      204,423
 Richland         Industrial Building     211,000     1,195,000      137,877

MASSACHUSETTS:
 Franklin         Industrial Building     566,000     4,148,000      478,596

KANSAS:
 Wichita          Industrial Building     268,000     1,518,000      175,165

IOWA:
 Urbandale        Industrial Building     310,000     1,758,000      202,838

MISSOURI:
 Liberty          Industrial Building     723,000     6,507,000       13,903
 O'Fallon         Industrial Building     264,000     3,302,000      296,193

VIRGINIA:
 Virginia Beach   Industrial Building     384,600     2,150,000      137,815

ILLINOIS:
 Burr Ridge       Industrial Building     270,000     1,233,250       15,810
 Schaumburg       Industrial Building   1,039,800     3,694,321      142,083

MICHIGAN:
 Romulus          Industrial Building     531,000     3,650,000       46,775

                                        _________    __________    _________
       Total at September 30, 1998     $7,665,724   $49,612,355   $6,659,642
                                        =========    ==========    =========

(1) This represents the Company's 2/3 undivided interest in the property.




NOTE 3 - REAL ESTATE INVESTMENTS (CONT'D)

                                                  Buildings,
                                                 Improvements,   Accumulated
September 30, 1997                        Land   and Equipment   Depreciation

NEW JERSEY:
 Ramsey           Industrial Building  $   52,639   $ 1,130,214   $  524,520
 Somerset(1)      Shopping Center          55,182     1,065,995      689,158
 Eatontown        Admin. Office               -0-         7,517        1,505
 South Brunswick  Industrial Building   1,128,000     4,087,400      589,403

PENNSYLVANIA:
 Monaca           Industrial Park         330,773     1,757,322      852,695

NEW YORK:
 Monsey           Industrial Building     119,910     1,742,521      764,803
 Orangeburg       Industrial Building     694,720     2,977,372      460,839

NORTH CAROLINA:
 Fayetteville     Industrial Building     172,000     4,467,885       57,278
 Greensboro       Industrial Building     327,100     1,853,700      262,450

MISSISSIPPI:
 Jackson          Industrial Building     218,000     1,233,500      164,809
 Richland         Industrial Building     211,000     1,195,000      107,239

MASSACHUSETTS:
 Franklin         Industrial Building     566,000     4,148,000      372,241

KANSAS:
 Wichita          Industrial Building     268,000     1,518,000      136,244

IOWA:
 Urbandale        Industrial Building     310,000     1,758,000      157,763

MISSOURI:
 O'Fallon         Industrial Building     264,000     3,302,000      211,530

VIRGINIA:
 Virginia Beach   Industrial Building     384,600     2,150,000       82,689

ILLINOIS:
 Schaumburg       Industrial Building   1,039,800     3,694,321       47,361

                                        _________    __________    _________
       Total at September 30, 1997     $6,141,724   $38,088,747   $5,482,527
                                        =========    ==========    =========

 (1) This represents the Company's 2/3 undivided interest in the property.



NOTE 4 - ACQUISITIONS

FISCAL 1998

  	On December 18, 1997, the Company purchased a 12,477 square foot warehouse facility in Burr-Ridge, Illinois from SK Properties II, LLC, an unrelated entity. This warehouse facility is 100% net leased to Sherwin-Williams
Company. The purchase price, including closing costs, was $1,503,250 . The Company paid approximately $120,000 in cash, used approximately $280,000 of its revolving line of credit with Summit Bank and obtained a mortgage of $1,100,000. This mortgage is at an interest rate of 8% and is due
January 1, 2014.

  	On June 22, 1998, the Company purchased a 72,000 square foot warehouse facility in Romulus, Michigan from SK Properties I, LLC, an unrelated entity. This warehouse facility is 100% net leased to Federal Express Corporation.
The purchase price, including closing costs, was $4,181,000. The Company utilized $1,200,000 of its revolving credit line with Summit Bank and obtained a mortgage of $2,800,000. This mortgage is at an interest rate of 7.56% and is due June 22, 2013.

  	On August 26, 1998, the Company purchased a 98,200 square foot warehouse facility in Liberty, Missouri. This warehouse facility is 100% net-leased to Johnson Controls, Inc. The total price, including closing costs was $7,230,000. The Company obtained a mortgage for $4,800,000, used approximately $1,500,000 of its revolving credit line, and paid approximately $900,000 in cash. This mortgage is at an interest rate of 7.07% and matures March 1, 2013.

FISCAL 1997

  	On May 27, 1997, the Company purchased a 148,000 square foot warehouse facility in Fayetteville, North Carolina. This warehouse facility is 100% net-leased to Belk Enterprises, Inc. The total price, including closing costs, was $4,639,885. The Company assumed an existing mortgage of approximately $3,400,000. This mortgage payable is at an interest rate of 7.8% and is due August 1, 2006. The Company also utilized $1,100,000 of its revolving credit line with Summit Bank.

  	On June 4, 1997, the Company invested $1,000,000 in a limited liability company, Hollister `97, LLC, representing a 25% ownership interest. The sole business of this LLC is the ownership and operation of the Hollister
Corporate Park in Teterboro, New Jersey. Under the agreement, the Company is to receive a cumulative preferred 11% annual return on its investment.

  	On June 11, 1997, the Company purchased a 73,500 square foot warehouse facility in Schaumburg, Illinois. The warehouse facility is 100% net-leased to Federal Express Corporation. The total purchase price, including closing costs, was $4,734,121. The Company entered into a mortgage loan for $3,500,000. This mortgage payable is at an interest rate of 8.48% and is due July 1, 1012. The Company also utilized approximately $1,100,000 of its revolving credit line with Summit Bank.

NOTE 5 - SECURITIES AVAILABLE FOR SALE

  	The following is a summary of securities available for sale at
September 30, 1998 and 1997:
                                       1998                    1997
          								                           Market                  Market
Equity Securities                Cost      		Value		     Cost  	      Value
 United Mobile Homes, Inc.*
  (10,000 shares at
  September 30, 1998)        $  100,815   $  106,250   $      -0-   $     -0-
 Other Equity Securities        934,259      889,937    1,526,692    1,813,591

Debt Securities(maturing
 in 2001 to 2003)	            1,043,350	   1,054,313    1,328,522    1,436,556
                              _________    _________    _________    _________
   		Total				               $2,078,424	  $2,050,500   $2,855,214   $3,250,147
						                        =========	   =========    =========    =========

* a related entity.

  	During the fiscal years ended September 30, 1998, 1997 and 1996, gross gains on sales of securities amounted to $222,276, $75,323 and $66,933, respectively, which have been included in Other Income. Gross unrealized gains on debt securities amounted to $10,963 as of September 30, 1998.
Gross unrealized losses and gains on equity securities at September 30, 1998 were $(47,075) and $8,188, respectively. Gross unrealized gains at September 30, 1997 were $394,933 with no unrealized losses.


NOTE 6 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

  	The Company has approximately 1,470,000 square feet of property of which approximately 282,000 square feet, or 19%, is leased to Keebler Company, approximately 181,500 square feet, or 12%, is leased to Federal Express Corporation, approximately 148,000 square feet, or 10%, is leased to Belk Enterprises, Inc. and approximately 145,000 square feet, or 10%, is leased to McMaster Carr Corporation at September 30, 1998. Rental and occupancy charges from Keebler Company totaled approximately $1,800,000, for each of the years ended September 30, 1998, 1997 and 1996.  Rental and occupancy charges from Federal Express Corporation totaled approximately $716,000, $286,000 and $140,000 for the years ended September 30, 1998, 1997 and 1996,
respectively.   Rental and occupancy charges from the McMaster Carr
Corporation totaled approximately $461,000 for the year ended September 30, 1998 and $-0- for each of the years ended September 30, 1997 and 1996.
Rental and occupancy charges from Belk Enterprises, Inc. totaled approximately $470,000, $180,000 and $-0- for the years ended
September 30, 1998, 1997 and 1996, respectively. During 1998, 1997 and 1996, rental income and occupancy charges from properties leased to these companies approximated 54%, 42% and 43% of total rental and occupancy charges, respectively.


NOTE 7 - MORTGAGE NOTES PAYABLE

  	The following is a summary of the mortgage notes payable at
September 30, 1998 and 1997:
             					               Fiscal              Balance
Mortgage			              Rate   Maturity     9/30/98           9/30/97
                                  C<>

Orangeburg, New York	     7%	  	  2004		   $ 1,731,597     $ 1,952,286
South Brunswick, NJ      P+1%		   1998		          -0-        1,295,000
Jackson, Mississippi	    8.5%		   2008		       628,610         667,882
Greensboro, N.Carolina   10%    		1998		          -0-        1,381,238
Franklin, Massachusetts	  7%		    2004		     1,971,357       2,222,602
Wichita, Kansas	        10.25%  		2016		     1,224,815       1,248,045
Urbandale, Iowa		         7%	    	2004		       939,059       1,058,740
Richland, Mississippi	   7.5%		   2004		       671,526         745,220
O'Fallon, Missouri	      8.5%		   2007	      2,010,090       2,151,014
Virginia Beach, VA	      8.5%		   2021       1,455,163       1,475,468
Fayetteville, NC	        7.8%		   2006		     3,328,065       3,411,024
Schaumburg, IL	          8.48%		  2012		     3,347,211       3,470,719
Burr Ridge, IL		          8%		    2014		     1,083,579        	   -0-
Romulus, MI		            7.56%		  2013		     2,774,605            -0-
Liberty, MS		           7.065%		  2013		     4,784,105            -0-
                                            __________      __________
Total Mortgage Notes Payable			         	  $25,949,782     $21,079,238
                                            ==========      ==========

Principal on the foregoing debt is scheduled to be paid as follows:

	Year Ending September 30, 1999 		$ 1,512,841
              				         2000	 	  1,631,016
				                       2001		   1,758,510
				                       2002		   1,896,064
				                       2003	 	  2,044,480
          	 			      Thereafter    17,106,871
                                   __________
 						                           $25,949,782
						                             ==========

Line of Credit

  	The Company has a $8,000,000 line of credit with Summit at an interest rate of prime. This line of credit is secured by a second mortgage on the South Brunswick Industrial Building and expires on July 29, 2000. As of September 30, 1998, approximately $6,665,000 is available.


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

  	The Company elected to follow APB Opinion No. 25 in accounting for its stock option plan, and accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

										                           1998              1997
		Net Income
               As reported			     $2,499,922        $1,881,154
						         Pro forma   	  		   2,378,034         1,865,941

		Net Income Per share-
   Basic and Diluted
               As reported-Basic
                and Diluted  	          $.50              $.46
               Pro forma - Basic     		  .48               .46
               Pro forma - Diluted       .47               .46

  	The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: dividend yield of 9%; expected volatility of 25%; risk-free interest rates of 6.0% and 6.5%; and expected lives of five years.

  	A summary of the status of the Company's stock option plan as of
September 30, 1998 and 1997 is as follows:
						                                    1998                 1997
							                                      Weighted-           Weighted-
							                                       Average             Average
							                                      Exercise            Exercise
						                               Shares    Price     Shares    Price

Outstanding at beginning of year	   300,000   $ 6.28	       -0- 	 $  -0-
Granted				                          20,000     7.25		  300,000 	   6.28
Exercised		                   		        -0-      -0-        -0-      -0-
	                                   _______             _______
Outstanding at end of year		        320,000     6.34    300,000     6.28
						                              =======     ====    =======     ====

Options exercisable at end of year	 300,000                 -0-
                              						=======             =======
Weighted-average fair value of
	options granted during the year	            		  .77                 .61
                                                ====                ====

   The following is a summary of stock options outstanding as of September 30, 1998:

        	  Date of  Number of   Number of		   Option	    Expiration
	           Grant    Grants		    Shares		      Price		      Date

	         04/30/97	    10	    	  135,000    		$5.9375	     04/30/02
	         04/30/97	     2		      165,000		     6.5625	     04/30/02
         	04/30/98      2         20,000       7.2500      04/30/03

   As of September 30, 1998, there were 430,000 shares available for grant under this plan.


NOTE 9 - INCOME FROM LEASES

  	The Company derives income primarily from operating leases on its commercial properties. In general, these leases are written for periods up to ten years with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rents due under noncancellable leases at September 30, 1998 are scheduled as follows: 1999 - $6,465,000; 2000 - $6,343,000; 2001 -
$4,777,000;  2002 - $3,726,000;  2003 - $3,558,000;  thereafter - $9,497,000.

NOTE 10 - RELATED PARTY TRANSACTIONS

  	Eugene W. Landy received $3,200, for each of the years ended September 30, 1998, 1997 and 1996, as Director. The firm of Landy & Landy received $103,500, $138,500 and $111,003 during the years ended 1998, 1997 and 1996, respectively, as management and legal fees. An accrual of $59,000 was made in each of the years ended September 30, 1998, 1997 and 1996 for pension and other benefits in accordance with Mr. Landy's Employment Agreement. Additionally, the Board of Directors has granted to Mr. Landy a loan of $100,000 at an interest rate of 10% due May 23, 1999. Principal and accrued interest is payable at maturity.

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

  	Cronheim Management Services received the sum of $41,466, $17,681 and $17,825 for management fees during the years ended 1998, 1997 and 1996, respectively. Effective August 1, 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income for management fees. The David Cronheim Company received $45,786, $46,188 and $21,777 in commissions in 1998, 1997 and 1996, respectively. Daniel Cronheim received $3,200, $3,200 and $3,350 for Director and Committee fees in 1998, 1997 and 1996, respectively.


NOTE 11 -  TAXES

  	Income Tax
  	The Company has elected to be taxed as a Real Estate Investment Trust under the applicable provisions of the Internal Revenue Code and the comparable New Jersey Statutes. Under such provisions, the Company will not be taxed on that portion of its taxable income distributed currently to shareholders, provided that at least 95% of its taxable income is distributed. As the Company has and intends to continue to distribute all of its income currently, no provision has been made for income taxes.

  	Federal Excise Tax
	  The Company does not have an excise tax liability for the calendar years 1998, 1997 and 1996, since it intends to or has distributed all of its annual income.

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

  	Amounts received, including dividend reinvestment of $1,116,555 and $909,231 in 1998 and 1997, respectively, and shares issued in connection with the Plan for the years ended September 30, 1998 and 1997 were as follows:

                                      1998           1997

             	Amounts Received*	  		$8,106,480	  	$3,586,238
	             Shares Issued				      1,281,697		     620,923

*These amounts are net of the 5% discount under the Plan. The total discount amounted to $307,766 and $145,623 during the fiscal years ended September 30, 1998 and 1997, respectively.


NOTE 13 - DISTRIBUTIONS

  	The following cash distributions were paid to shareholders during the years ended September 30, 1998 and 1997:

                     					   1998  	                		  1997

	Quarter Ended	         Amount  Per Share   	      Amount  Per Share

	December 31		       $  591,580	  $.13	         $  484,069   $.125
	March 31		             621,185 	  .13		           492,511	   .125
	June 30		              702,755	   .135 		         516,490	   .13
	September 30	     	    752,491	   .135		          562,335	   .13
                      _________    ____          _________    ____
      			            $2,668,011	  $.53          $2,055,405   $.51
				                  =========	   ====	         =========	   ====

  	The above amounts do not include discounts under the Dividend Reinvestment and Stock Purchase Plan.

  	On September 23, 1998, the Company declared a dividend of $0.1375 per share to be paid on December 15, 1998 to shareholders of record
November 16, 1998.

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

  	The fair value of cash and cash equivalents and mortgage loans receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values. The fair value of mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximtely a weighted-average current market rate of interest.

NOTE 15 - CASH FLOW AND COMPREHENSIVE  INCOME  INFORMATION

  	Cash paid during the years ended September 30, 1998, 1997 and 1996, for interest is $1,802,590, $1,711,466 and $1,252,180, respectively.

  	During 1998, 1997 and 1996, the Company had $1,116,555, $909,231 and
$779,865, respectively, of dividends which were reinvested that required no cash transfers.

  	In 1998, 1997 and 1996, equity securities available for sale are shown at fair value. The resultant portfolio (decrease) increase of $(27,924), $394,933 and $27,014, respectively, relating to unrealized holding gains and losses is shown as a separate component of shareholders' equity.

  	The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income:

                                   						  1998	     	 1997		      1996

	Unrealized holding (losses)
  gains arising during the year         $(200,581)   $443,242   $ 35,207
	Less:  reclassification adjustment
	   for gains realized in income		       (222,276)	   (75,323)	  (66,933)
                                          _______     _______     ______
	Net unrealized (losses) gains	         $(422,857)   $367,919   $(31,726)
						                                    =======     =======     ======


                                SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              SEPTEMBER 30, 1998


Column A                 Column B           Column C               Column D
________                 ________     ________________________     ________
                                          Initial Cost
                                      ________________________
                                                   Buildings,   Capitalization
                                                  Improvements   Subsequent to
Description            Encumbrances      Land     & Equipment     Acquisition
___________            ____________   __________  ____________  ______________

Shopping Center:
 Somerset, NJ          $       -0-   $   55,182   $   637,097     $  428,898

Industrial Buildings:
 Ramsey, NJ                    -0-       52,639       291,500        883,714
 Monaca, PA                    -0-      330,773       878,081        919,445
 Monsey, NY                    -0-      119,910       908,473        849,115
 Orangeburg, NY          1,731,597      694,720     2,977,372            -0-
 South Brunswick, NJ           -0-    1,128,000     4,087,400         33,087
 Greensboro, NC                -0-      327,100     1,853,700            -0-
 Jackson, MS               628,610      218,000     1,233,500            -0-
 Franklin, MA            1,971,357      566,000     4,148,000            -0-
 Wichita, KS             1,224,815      268,000     1,518,000            -0-
 Urbandale, IO             939,059      310,000     1,758,000            -0-
 Richland, MS              671,526      211,000     1,195,000            -0-
 O'Fallon, MO            2,010,090      264,000     3,302,000            -0-
 Virginia Beach, VA      1,455,163      384,600     2,150,000            -0-
 Fayetteville, NC        3,328,065      172,000     4,467,885            -0-
 Schaumburg, IL          3,347,211    1,039,800     3,694,321            -0-
 Burr Ridge, IL          1,083,579      270,000     1,233,250            -0-
 Romulus, MI             2,774,605      531,000     3,650,000            -0-
 Liberty, MO             4,784,105      723,000     6,507,000            -0-
                        __________    _________    __________       _________
                       $25,949,782   $7,665,724   $46,490,579      $3,114,259
                        ==========    =========    ==========       =========

                                Page 52A

                                  SCHEDULE III
                REAL ESTATE AND ACCUMULATED DEPRECIATION (CONT'D)
                               SEPTEMBER 30, 1998

Column A                         Column E(1)(2)                    Column F
________               _______________________________________     ________
                            Gross Amount at Which Carried
                                 September 30, 1998               Accumulated
Description               Land    Bldg, Equip & Imp.   Total      Depreciation
___________            __________ _________________  _________    ____________

Shopping Center:
 Somerset, NJ          $   55,182   $ 1,065,995     $ 1,121,177    $  726,584

Industrial Buildings:
 Ramsey, NJ                52,639     1,175,214       1,227,853       553,275
 Monaca, PA               330,773     1,797,526       2,128,299       930,492
 Monsey, NY               119,910     1,757,588       1,877,498       823,065
 Orangeburg, NY           694,720     2,977,372       3,672,092       555,371
 South Brunswick, NJ    1,128,000     4,120,487       5,248,487       723,199
 Greensboro, NC           327,100     1,853,700       2,180,800       321,335
 Jackson, MS              218,000     1,233,500       1,451,500       204,423
 Franklin, MA             566,000     4,148,000       4,714,000       478,596
 Wichita, KS              268,000     1,518,000       1,786,000       175,165
 Urbandale, IO            310,000     1,758,000       2,068,000       202,838
 Richland, MS             211,000     1,195,000       1,406,000       137,877
 O'Fallon, MO             264,000     3,302,000       3,566,000       296,193
 Virginia Beach, VA       384,600     2,150,000       2,534,600       137,815
 Fayetteville, NC         172,000     4,467,885       4,639,885       171,835
 Schaumburg, IL         1,039,800     3,694,321       4,734,121       142,083
 Burr Ridge, IL           270,000     1,233,250       1,503,250        15,810
 Romulus, MI              531,000     3,650,000       4,181,000        46,775
 Liberty, MO              723,000     6,507,000       7,230,000        13,903
                        _________    __________      __________     _________
                       $7,665,724   $49,604,838     $57,270,562    $6,656,634
                        =========    ==========      ==========     =========


                                Page 52B


                               SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                             SEPTEMBER 30, 1998

Column A                   Column G          Column H          Column I
________                   ________          ________          ________

                           Date of             Date           Depreciable
Description              Construction        Acquired             Life
___________              ____________        ________         ___________

Shopping Center:
 Somerset, NJ                1970              1970              10-33

Industrial Buildings:
 Ramsey, NJ                  1969              1969               7-40
 Monaca, PA                  1977              1977*             5-31.5
 Monsey, NY                  1965              1980              30-31.5
 Orangeburg, NY              1990              1993               31.5
 South Brunswick, NJ         1974              1993               31.5
 Greensboro, NC              1988              1993               31.5
 Jackson, MS                 1988              1993                39
 Franklin, MA                1969              1994                39
 Wichita, KS                 1974              1994                39
 Urbandale, IO               1985              1994                39
 Richland, MS                1986              1994                39
 O'Fallon, MO                1989              1994                39
 Virginia Beach, VA          1976              1996                39
 Fayetteville, NC            1996              1997                39
 Schaumburg, IL              1997              1997                39
 Burr Ridge, IL              1997              1997                39
 Romulus, MI                 1998              1998                39
 Liberty, MO                 1997              1998                39





                                Page 52C

                 MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                               SCHEDULE III
               REAL ESTATE AND ACCUMULATED DEPRECIATION (CONT'D)



(1) Reconciliation

					                 	         REAL ESTATE INVESTMENTS

                    					    9/30/98		      9/30/97		      9/30/96

Balance-Beginning of Year		$44,222,954		  $34,718,945		  $32,153,886

Additions:
	Acquisitions		         	   12,914,250		    9,374,006		    2,534,600
 Improvements			               133,358        130,003	        30,459
                            __________     __________     __________
Total Additions		           13,047,608      9,504,009		    2,565,059
                            __________     __________     __________

Balance-End of Year (1)		  $57,270,562		  $44,222,954		  $34,718,945
					                       ==========		   ==========		   ==========


                         						ACCUMULATED DEPRECIATION

                    					    9/30/98	 	     9/30/97		      9/30/96

Balance-Beginning of Year		$ 5,481,022  	 $ 4,494,322		  $ 3,642,542

Depreciation			              1,175,612	 	     986,700	 	     851,780
                            __________     __________     __________

Balance-End of Year			     $ 6,656,634    $ 5,481,022		   $ 4,494,322
					                       ==========		   ==========		    ==========



                MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                          NOTES TO SCHEDULE III
                             SEPTEMBER 30,

(1)	Reconciliation

                        					      1998		         1997	 	       1996

Balance - Beginning of Year		  $44,222,954		  $34,718,945		  $32,153,886

Additions:
     Ramsey, New Jersey		           45,000	         6,375            -0-
     Somerset, New Jersey		            -0-          3,600            -0-
     Monaca, Pennsylvania		         40,204		       85,060		        4,725
     Monsey, New York		             15,067		       34,968	        25,734
     Orangeburg, New York			           -0-			         -0-			         -0-
     South Brunswick, New Jersey	   33,087            -0-		      	   -0-
	    Greensboro, North Carolina		      -0-       			  -0-	      		   -0-
     Jackson, Mississippi			           -0-			         -0-			         -0-
     Franklin, Massachusetts			        -0-			         -0-			         -0-
     Wichita, Kansas	             			  -0-       			  -0-	      		   -0-
     Urbandale, Iowa				               -0-       			  -0-			         -0-
     Richland, Mississippi        			  -0-		       	  -0-			         -0-
     O'Fallon, Missouri				            -0-		       	  -0-	           -0-
     Virginia Beach, Virginia		     	  -0-		          -0-      2,534,600
     Fayetteville, North Carolina	     -0-      4,639,885            -0-
     Schaumburg, Illinois		            -0-      4,734,121            -0-
     Burr Ridge, Illinois        1,503,250            -0-            -0-
     Romulus, Michigan           4,181,000            -0-            -0-
     Liberty, Missouri           7,230,000            -0-            -0-
                                __________     __________     __________
      Total Additions           13,047,608      9,504,009      2,565,059
                                __________     __________     __________

Balance - End of Year          $57,270,562    $44,222,954		  $34,718,945
                 				           ==========	    =========	     ==========



(2)	The aggregate cost for Federal tax purposes approximates historical cost.

                               SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  December 16, 1998			By:  /s/ Eugene W. Landy
						                              Eugene W. Landy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  December 16, 1998			By:  /s/ Eugene W. Landy
                             							Eugene W. Landy, President and Director

Date:  December 16, 1998		 By:  /s/ Ernest V. Bencivenga
							                             Ernest V. Bencivenga, Treasurer
                                      and Director

Date:  December 16, 1998			By:  /s/ Anna T. Chew
                             							Anna T. Chew, Controller and Director

Date:  December 16, 1998			By:  /s/ Daniel D. Cronheim
                             							Daniel D. Cronheim, Director

Date:  December 16, 1998			By:  /s/ Boniface DeBlasio
							                             Boniface DeBlasio, Director

Date:  December 16, 1998			By:  /s/ Ara K. Hovnanian
							                             Ara K. Hovnanian, Director

Date:  December 16, 1998			By:  /s/ Charles P. Kaempffer
							                             Charles P. Kaempffer, Director

Date:  December 16, 1998			By:  /s/ Samuel A. Landy
                             							Samuel A. Landy, Director

Date:  December 16, 1998			By:  /s/ W. Dunham Morey
							                             W. Dunham Morey, Director

Date:  December 16, 1998			By:  /s/ Robert G. Sampson
							                             Robert G. Sampson, Director