Form 10-Q
period 1998-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1999-02-11
CIK 67625

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998

                                         OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from _______________ to______________

     For the Quarter ended                   Commission File
      December 31, 1998                        No 2-29442

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

 Registrant's telephone number, including area code: (732) 542-4927


---------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X   No

The number of shares or other units outstanding of each of the issuer's classes of securities as of January 15, 1999 was 6,300,150.

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
             FOR THE QUARTER ENDED DECEMBER 31, 1998



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


Item 3 -       Quantitative and Qualitative Disclosures About
               Market Risk

               There have been no material changes to
               information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Part II -      Other Information                               10

Signatures                                                     11

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         BALANCE SHEETS
         AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1998

                                              12/31/98      9/30/98
Real Estate Investments:
  Land                                      $ 8,835,724  $ 7,665,724
  Buildings, Improvements and Equipment,
    Net of Accumulated Depreciation of
    $7,045,088 and $6,659,642,
    respectively                             46,999,897   42,952,713
Mortgage Loans Receivable                       141,619      153,663
                                             __________   __________
Total Real Estate Investments                55,977,240   50,772,100

Cash and Cash Equivalents                       112,051      147,976
Securities Available for Sale at Fair
  Value                                       3,071,265    2,050,500
Interest and Other Receivables                  683,058      597,723
Prepaid Expenses                                 67,646      130,911
Lease Costs, Net of Accumulated
  Amortization                                  188,875      196,320
Investment in Hollister '97, L.L.C.           1,010,000    1,010,000
Other Assets                                    721,425      677,315
                                             __________   __________
TOTAL ASSETS                                $61,831,560  $55,582,845
                                             ==========   ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage Notes Payable                    $29,682,622  $25,949,782
  Loans Payable                               1,405,503    1,335,382
  Deferred Gain-Installment Sale                102,839      108,840
  Other Liabilities                           1,009,548      784,019
                                             __________   __________
Total Liabilities                            32,200,512   28,178,023
                                             __________   __________

Shareholders' Equity:
 Common Stock-Class A-$.01 Par Value, 8,000,000
  Shares Authorized, 6,164,580 and 5,703,544
  Shares Issued and Outstanding, respectively    61,646       57,035
 Common Stock-Class B-$.01 Par Value,
  100,000 Shares Authorized, No Shares
  Issued or Outstanding                             -0-        -0-
 Additional Paid-In Capital                  29,841,339   27,375,711
 Accumulated Other Comprehensive Loss       (    11,423) (    27,924)
 Undistributed Income                       (   260,514)         -0-
                                             __________   __________
Total Shareholders' Equity                   29,631,048   27,404,822
                                             __________   __________

TOTAL LIAIBILITES AND SHAREHOLDERS' EQUITY  $61,831,560  $55,582,845
                                             ==========   ==========


                            Unaudited
         See Accompanying Notes to Financial Statements

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                      STATEMENTS OF INCOME
        FOR THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                              1998           1997
INCOME:
 Rental and Occupancy Charges             $ 1,837,898    $ 1,628,011
 Interest and Other Income                     80,960        271,558
                                            _________      _________
  Total Income                              1,918,858      1,899,569
                                            _________      _________
EXPENSES:
  Interest Expense                            541,339        464,466
  Real Estate Taxes                           139,043        158,988
  Operating Expenses                          132,589        163,356
  Office and General Expenses                 163,680        144,216
  Depreciation                                385,446        272,987
                                            _________      _________
   Total Expenses
                                            1,362,097      1,204,013
                                            _________      _________

INCOME BEFORE GAINS                           556,761        695,556
  Gain on Sale of Assets -
    Investment Property                         6,000          6,000
                                            _________      _________
NET INCOME                                 $  562,761    $   701,556
                                            =========      =========
NET INCOME PER SHARE
  Basic and Diluted                        $     0.10    $      0.15
                                            =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                     5,917,362      4,532,751
                                            =========      =========
  Diluted                                   5,917,362      4,537,163
                                            =========      =========








                            Unaudited
         See Accompanying Notes to Financial Statements

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                    STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997



                                                   1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                    $  562,761     $  701,556
 Noncash Items Included in Net Income:
  Depreciation                                    385,446        272,987
  Amortization                                     23,523         60,001
  Gain on Sales of Assets-Investment Property   (   6,000)     (   6,000)
  Gain on Sales of Securities Available For Sale      -0-      ( 190,233)
  Changes In:
    Interest and Other Receivables              (  85,335)     (  79,642)
    Prepaid Expenses                               63,265         93,308
    Other Assets and Lease Costs                (  15,088)       191,519
    Other Liabilities                             225,528         33,202
                                                _________      _________

NET CASH PROVIDED BY OPERATING ACTIVITIES       1,154,100      1,076,698
                                                _________      _________
CASH FLOWS FROM INVESTING ACTIVITIES
 Collections on Installment Sales                  12,044         11,093
 Additions to Land, Buildings,
  Improvements and Equipment                   (5,602,630)    (1,543,723)
 Purchase of Securities Available for Sale     (1,004,264)           -0-
 Proceeds from Sale of Securities
  Available for Sale                                  -0-      1,536,510
                                                _________      _________

NET CASH (USED) PROVIDED BY INVESTING
 ACTIVITIES                                    (6,594,850)         3,880
                                                _________      _________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                           2,005,503        278,437
  Principal Payments on Loans                  (1,935,382)    (3,039,999)
  Proceeds from Mortgages                       4,100,000      1,100,000
  Principal Payments on Mortgages             (   367,160)    (  314,895)
  Financing Costs on Debt                     (    45,100)    (   15,000)
  Proceeds from Issuance of Class A
   Common Stock                                 2,161,350      1,194,121
  Dividends Paid                              (   514,386)    (  318,588)
                                                _________      _________

NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                    5,404,825      1,115,924
                                                _________      _________

NET DECREASE IN CASH AND CASH EQUIVALENTS      (   35,925)    (   35,346)
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                             147,976        269,291
                                                _________      _________
  END OF PERIOD                                $  112,051    $   233,945
                                                =========      =========

                            Unaudited
         See Accompanying Notes to Financial Statements

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION

                  NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 1998 have been omitted.


NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of - 0- and 4,412 for the three months ended December 31, 1998 and 1997, respectively, are included in the diluted weighted average shares outstanding. Options for 320,000 shares were excluded at December 31, 1998 since they were anti-dilutive.


NOTE 3 - COMPREHENSIVE INCOME

     Total  comprehensive income for the three months ended
December 31, 1998 and 1997 is $579,262 and $448,104,
respectively.


NOTE 4 - REAL ESTATE INVESTMENTS

     On December 11, 1998, the Company purchased an 88,140 square foot warehouse facility in Omaha, Nebraska from Jones
Development Company, LLC, an  unrelated  entity.   This warehouse
facility is 100% net leased  to  Federal Express Corporation.
The purchase price, including closing costs,  was approximately
$5,598,000.   The Company paid approximately $600,000  in  cash,
used approximately $900,000 of its revolving line of  credit
with Summit Bank and obtained a mortgage of $4,100,000.   This
mortgage  payable is at an interest rate of 7.15% and is due
January 1, 2014.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On December 15,  1998, the Company paid $823,275 as a
dividend of $.1375 per share  to  shareholders of record November
16,  1998

     For the quarter ended December 31, 1998, the Company received $2,470,239 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP). There were 461,036 shares issued, resulting in 6,164,580 shares outstanding.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the three months ended December 31, 1998 and 1997 for interest are $541,339 and $464,466, respectively.

     During the three months ended December 31, 1998 and 1997, the Company had dividend reinvestments of $308,889 and $272,994, respectively, which required no cash transfers.

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided from operating activities of $1,154,100 for the current three months as compared to $1,076,698 for the prior period. The Company raised $2,470,239 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan
(DRIP). Dividends paid for the three months ended December 31, 1998 amounted to $823,275.

     Total real estate investments increased by $5,205,140, primarily due to the purchase of a warehouse facility in Omaha, Nebraska.

          Mortgage notes payable increased by $3,732,840 during the three months ended December 31, 1998. This increase was the result of new mortgages of $4,100,000 relating to the purchase of a warehouse facility in Omaha, Nebraska offset by principal repayments of $367,160.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

          Rental and occupancy charges increased for the quarter ended December 31, 1998 to $1,837,898 as compared to $1,628,011 for the quarter ended December 31, 1997. This increase was due primarily to acquisitions made during fiscal 1998 and 1999.

     Interest and other income decreased by $190,598 for the quarter ended December 31, 1998 as compared to the quarter ended
December 31, 1997.   This was due primarily to a gain on sale of
Securities Available for Sale of $190,233 for the quarter ended
December 31, 1997.

     Interest expense increased by $76,873 for the quarter ended
December 31, 1998 as compared to the quarter ended December 31, 1997. This was the result of additional borrowings for the new acquisitions made during fiscal 1998 and 1999.

     Depreciation expense increased by $112,459 for the quarter ended December 31, 1998 as compared to the quarter ended December
31, 1997, due to the real estate acquisitions in fiscal 1998 and 1999.

     Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation decreased from $968,543 for the quarter ended December 31, 1997 to $942,207 for the quarter ended December
31,  1998.   FFO  does not replace net income (determined in
accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of
liquidity.   FFO should be considered as a supplemental measure
of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided from operating activities increased during the quarter ended December 31, 1998 to $1,154,100 as compared to $1,076,698 generated during the quarter ended
December  30,  1997.

          The Company owns twenty properties of which fourteen carried mortgage loans totaling $29,682,622 at December 31, 1998. The Company has been raising capital through its DRIP and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

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

     The Company has developed contingency plans for each of its critical systems which includes moving many of the Company's operations to a manual system. There can be no assurances given that the Year 2000 compliance plan will be completed successfully by the Year 2000, in which event the Company can incur additional costs to implement its contingency plans. Management does not anticipate that such costs would be significant to the Company. The total costs associated with the Company's Year 2000 plan are anticipated to be less than $20,000.

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

     ITEM 2:  CHANGES IN SECURITIES - None

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES - None

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-

              None

     ITEM 5:  OTHER INFORMATION - None

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

             (a)   EXHIBITS - None

     (b)  REPORTS ON FORM 8-K -

        Form 8-K dated December 11, 1998 was filed to report the acquisition of a warehouse facility in Omaha, Nebraska.

                           SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date:  February 11, 1999                By:  /s/Eugene W. Landy
                                             Eugene W. Landy
                                             President



Date:  February 11, 1999                By: /s/Anna T. Chew
                                            Anna T. Chew
                                            Controller