Form 10-Q
period 1999-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1999-05-12
CIK 67625

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March  31, 1999

                                         OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from _______________ to ______________

     For the Quarter ended                   Commission File
         March 31, 1999                         No 2-29442

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


-----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No

The number of shares or other units outstanding of each of the issuer's classes of securities as of April 15, 1999 was 6,788,900.

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
              FOR THE QUARTER ENDED MARCH 31, 1999



                         C O N T E N T S



                                                              Page No.

Part I  -      Financial Information

Item 1 -       Financial Statements (Unaudited):

               Balance Sheets                                     3

               Statements of Income                               4

               Statements of Cash Flows                           5

               Notes to Financial Statements                     6-7

Item 2 -       Management's Discussion and Analysis of
               Financial Condition and Results of Operations    8-10


Item 3 -       Quantitative and Qualitative Disclosures About
               Market Risk

          There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Part II -      Other Information                                  11

               Signatures                                         12

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         BALANCE SHEETS
          AS OF MARCH  31, 1999 AND SEPTEMBER 30, 1998

                                                     3/31/99      9/30/98

Real Estate Investments:
  Land                                           $  8,715,814  $  7,665,724
  Buildings, Improvements and Equipment,
    Net of Accumulated Depreciation of
    $6,597,263 and $6,659,642, respectively        45,704,879    42,952,713
  Mortgage Loans Receivable                           133,438       153,663
                                                   __________    __________
Total Real Estate Investments                      54,554,131    50,772,100

Cash and Cash Equivalents                             459,482       147,976
Securities Available for Sale at Fair Value         2,050,500     6,587,411
Interest and Other Receivables                        533,856       597,723
Prepaid Expenses                                      158,843       130,911
Lease Costs, Net of Accumulated Amortization          148,501       196,320
Investment in Hollister '97, L.L.C.                 1,010,000     1,010,000
Other Assets                                        3,266,527       677,315
                                                  ___________    __________
TOTAL ASSETS                                      $66,718,751   $55,582,845
                                                   ==========    ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage Notes Payable                          $29,269,500   $25,949,782
  Loans Payable                                     1,335,382     4,039,104
  Deferred Gain-Installment Sale                       96,840       108,840
  Other Liabilities                                   802,832       784,019
                                                   __________    __________
Total Liabilities                                  34,208,276    28,178,023
                                                   __________    __________

Shareholders' Equity:
  Common Stock-Class A-$.01 Par Value,800,000
    Shares Authorized, 6,633,115 and 5,703,544
    Shares Issued and Outstanding,respectively        66,331         57,035
  Common Stock-Class B-$.01 Par Value, 100,000 Shares
    Authorized, No Shares Issued or Outstanding          -0-            -0-
  Additional Paid-In Capital                      32,254,837     27,375,711
  Accumulated Other Comprehensive Loss              (443,025)       (27,924)
  Undistributed Income                               632,332            -0-
                                                  __________     __________
Total Shareholders' Equity                        32,510,475     27,404,822
                                                  __________     __________

TOTAL LIAIBILITES AND SHAREHOLDERS' EQUITY       $66,718,751    $55,582,845
                                                  ==========     ==========


                            Unaudited
         See Accompanying Notes to Financial Statements
                             Page 3

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                      STATEMENTS OF INCOME
     FOR THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998


                                 3 Months    6 Months   3 Months    6 Months
                                   Ended      Ended      Ended        Ended
                                 3/31/99     3/31/99     3/31/98    3/31/98


INCOME:
  Rental and Occupancy Charges  $2,099,402  $3,937,300  $1,567,033  $3,195,044
  Interest and Other Income        157,081     238,041     104,117     375,675
                                 _________   _________   _________   _________

     Total Income                2,256,483   4,175,341   1,671,150   3,570,719
                                 _________   _________   _________   _________

EXPENSES:
  Interest Expense                 627,728   1,169,067     452,371     916,837
  Real Estate Taxes                288,231     427,274      30,277     189,265
  Operating Expenses               208,510     341,099     154,235     317,591
  Office and General               176,669     340,349     194,711     338,927
  Depreciation                     404,370     789,816     278,271     551,258
                                 _________   _________   _________   _________

     Total Expenses              1,705,508   3,067,605   1,109,865   2,313,878
                                 ---------   ---------   ---------   ---------

INCOME BEFORE GAINS                550,975   1,107,736     561,285   1,256,841
  Gain on Sale of Assets -
    Investment Property          1,246,325   1,252,325       6,000      12,000
                                 _________   _________   _________   _________

NET INCOME                      $1,797,300  $2,360,061  $  567,285  $1,268,841
                                ==========  ==========  ==========  ==========


NET INCOME PER SHARE
  Basic and Diluted             $      .28   $     .38  $      .12  $      .27
                                ==========   =========  ==========  ==========

WEIGHTED AVERAGE SHARES
OUTSTANDING
  Basic                          6,389,558    6,151,882  4,778,005   4,655,064
                                ==========   ========== ==========   =========
  Diluted                        6,389,558    6,151,882  4,803,914   4,680,973
                                ==========   ========== ==========   =========





                            Unaudited
         See Accompanying Notes to Financial Statements
                             Page 4

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                    STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998



                                               1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                 $2,360,061   $1,268,841
  Noncash Items Included in Net Income:
    Depreciation                                789,816      551,258
    Amortization                                 54,863       35,990
    Gain on Sales of Assets-Investment
      Property                               (1,252,325)     (12,000)
    Gain on Sales of Securities Available
      for Sale                                      -0-     (190,233)
  Changes In:
    Interest and Other Receivables               63,867      (27,786)
    Prepaid Expenses                            (27,932)      (5,337)
    Other Assets and Lease Costs               (295,383)      27,279
    Other Liabilities                            18,813       68,751
                                              _________    _________

NET CASH PROVIDED BY OPERATING ACTIVITIES     1,711,780    1,716,763
                                              _________    _________

CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on Installment Sales               20,225       18,628
  Additions to Land, Buildings,
    Improvements and Equipment               (5,598,000)  (1,555,870)
  Purchase of Securities Available for
    Sale                                     (4,952,012)    (218,568)
  Proceeds from Sale of Securities
    Available for Sale                              -0-    1,536,510
                                             ___________   _________

NET CASH USED  BY INVESTING ACTIVITIES      (10,529,787)    (219,300)
                                             ___________   _________



CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                         4,739,104      428,437
  Principal Payments on Loans                (2,035,382)  (3,467,999)
  Proceeds from Mortgages                     4,100,000    1,100,000
  Principal Payments on Mortgages              (780,282)  (1,848,534)
  Financing Costs on Debt                       (54,620)         -0-
  Proceeds from Issuance of Class A Common
    Stock                                     4,241,616    2,856,378
  Dividends Paid                             (1,080,923)    (670,227)
                                              _________    _________

NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                  9,129,513   (1,601,945)
                                              _________    _________

NET  INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                  311,506     (104,482)
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                           147,976      269,291
                                              _________    _________
  END OF PERIOD                              $  459,482   $  164,809
                                              =========    =========

                            Unaudited
         See Accompanying Notes to Financial Statements
                             Page 5

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION

                  NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation
(the Company) for the year ended September 30, 1998 have been omitted.


NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 25,909 for the three and six months ended March 31, 1998 are included in the diluted weighted average shares outstanding. Options for 320,000 shares were excluded for the three and six months ended March 31, 1999 since they were anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

     Total comprehensive income for the three and six months ended March 31, 1999 and 1998 is as follows:

                            March 31, 1999          March 31, 1998

     Three Months            $1,365,698              $   558,678
     Six Months               1,944,960                1,006,782

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

     On March 16, 1999, the Company sold the warehouse facility located at 40 Robert Pitt Drive, Monsey, New York. The net proceeds from this sale amounted to $2,246,253 and resulted in a gain of $1,234,325. These funds were placed into an escrow account and are included in other assets. This sale was part of a tax free exchange (See Note 7).

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On March 15, 1999, the Company paid $904,454 as a dividend of $.14 per share to shareholders of record February 16, 1999.

     For the six months ended March 31, 1999, the Company received $4,888,422 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP). There were 929,571 shares issued, resulting in 6,633,115 shares outstanding.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the six months ended March 31, 1999 and 1998 for interest are $1,169,067 and $916,837, respectively.

     During the six months ended March 31, 1999 and 1998, the Company had dividend reinvestments of $646,806 and $542,540, respectively, which required no cash transfers.

     During the six months ended March 31, 1999, proceeds from the sale of investment property totaling $2,246,253 were directly paid into an escrow account and required no cash transfers by the Company

NOTE 7 - SUBSEQUENT EVENTS

     On April 6, 1999, MREIC purchased a 49,900 square foot warehouse facility in Albemarle County, Virginia for approximately $3,900,000. This warehouse is 100% net-leased to Federal Express Corporation. MREIC used $1,360,000 of its credit line with Summit Bank. This line is at an interest rate of prime.

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided from operating activities of $1,711,780 for the current six months as compared to $1,716,763 for the prior period. The Company raised $4,888,422 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP). Dividends paid for the six months ended March 31, 1999 amounted to $1,727,729.

     Total real estate investments increased by $3,788,031, primarily due to the purchase of a warehouse facility in Omaha, Nebraska for approximately $5,598,000, offset by the sale of the warehouse in Monsey, New York.

     Securities available for sale increased by $4,536,911 primarily as a result of additional purchases.

          Mortgage notes payable increased by $3,319,718 during the six months ended March 31, 1999. This increase was the result of new mortgages of $4,100,000 relating to the purchase of a warehouse facility in Omaha, Nebraska offset by principal repayments of $780,282.

     Loans payable increased by $2,703,722 during the six month ended March 31, 1999. This increase was primarily the result of additional take-downs of the Company's revolving credit line offset by repayments.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

          Rental and occupancy charges increased for the three months ended March 31, 1999 to $2,099,402 as compared to $1,567,033 for the three months ended March 31, 1998. Rental and occupancy charges increased for the six months ended March 31, 1999 to $3,937,300 as compared to $3,195,044 for the six months ended March 31, 1998. These increases were due primarily to acquisitions made during fiscal 1998 and 1999.

     Interest and other income increased by $52,964 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Interest and other income decreased for the six months ended March 31, 1999 by $137,634 as compared to the six months ended March 31, 1998. This was due primarily to a gain on sale of Securities Available for Sale of $190,233 for the prior period.

     Interest expense increased by $175,357 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Interest expense increased by $252,230 for the six months ended March 31, 1999 as compared to the six months ended March 31, 1998. This was the result of additional borrowings for the new acquisitions made during fiscal 1998 and 1999.

     Real estate taxes increased by $257,954 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Real estate taxes increased by $238,009 for the six months ended March 31, 1999 as compared to the six months ended March 31, 1998. This was due to the reassessment of a warehouse facility in Illinois. Since the tenant's lease provides for the payment of real estate taxes by the tenant, there was a corresponding increase in occupancy charges.

     Depreciation expense increased by $126,099 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Depreciation expense increased by $238,558 for the six months ended March 31, 1999 as compared to the six months ended March 31, 1998. This was due to the real estate acquisitions in fiscal 1998 and 1999.

     Gain On Sales Of Assets - Investment Property increased by $1,240,325 for the three and six months ended March 31, 1999 as compared to the three and six months ended March 31, 1998. This was primarily due to the gain on sale of the warehouse facility in Monsey, New York.

     Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation increased from $1,808,099 for the six months ended March 31, 1998 to $1,897,552 for the six months ended
March 31,  1999.   FFO  does not replace net income (determined
in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of
liquidity.   FFO should be considered as a supplemental measure
of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided from operating activities remained
relatively stable during the six months ended  March 31,  1999 as compared to the six months  ended  March 31,  1998.

          The Company owns nineteen properties of which fourteen carried mortgage loans totaling $29,269,500 at March 31, 1999. The Company has been raising capital through its DRIP and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

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


                             MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date:  May  7, 1999                By:/s/ Eugene W. Landy
                                          Eugene W. Landy
                                          President



Date:  May 7, 1999                 By:/s/ Anna T. Chew
                                          Anna T. Chew
                                          Controller