Form 10-Q/A
period 1999-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1999-05-12
CIK 67625

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

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         BALANCE SHEETS
          AS OF MARCH  31, 1999 AND SEPTEMBER 30, 1998

                                                     3/31/99      9/30/98

Real Estate Investments:
  Land                                           $  8,715,814  $  7,665,724
  Buildings, Improvements and Equipment,
    Net of Accumulated Depreciation of
    $6,597,263 and $6,659,642, respectively        45,704,879    42,952,713
  Mortgage Loans Receivable                           133,438       153,663
                                                   __________    __________
Total Real Estate Investments                      54,554,131    50,772,100

Cash and Cash Equivalents                             459,482       147,976
Securities Available for Sale at Fair Value         6,587,411     2,050,500
Interest and Other Receivables                        533,856       597,723
Prepaid Expenses                                      158,843       130,911
Lease Costs, Net of Accumulated Amortization          148,501       196,320
Investment in Hollister '97, L.L.C.                 1,010,000     1,010,000
Other Assets                                        3,266,527       677,315
                                                  ___________    __________
TOTAL ASSETS                                      $66,718,751   $55,582,845
                                                   ==========    ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage Notes Payable                          $29,269,500   $25,949,782
  Loans Payable                                     4,039,104     1,335,382
  Deferred Gain-Installment Sale                       96,840       108,840
  Other Liabilities                                   802,832       784,019
                                                   __________    __________
Total Liabilities                                  34,208,276    28,178,023
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