Form 10-Q
period 1999-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1999-08-13
CIK 67625

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

                                         OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from _______________ to ______________

     For the Quarter ended                   Commission File
         June 30, 1999                          No 2-29442

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X          No
The number of shares or other units outstanding of each of the issuer's classes of securities as of August 9 , 1999 was 7,262,125.

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
               FOR THE QUARTER ENDED JUNE 30, 1999



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

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         BALANCE SHEETS
           AS OF JUNE 30, 1999 AND SEPTEMBER 30, 1998

                                              6/30/99      9/30/98

Real Estate Investments:
  Land                                      $ 9,885,814  $ 7,665,724
  Buildings, Improvements and Equipment,
    Net of Accumulated Depreciation of
    $6,970,547 and $6,659,642,
    respectively                             48,174,095   42,952,713
  Mortgage Loans Receivable                     125,135      153,663
                                             __________   __________
Total Real Estate Investments                58,185,044   50,772,100
                                             __________   __________

Cash and Cash Equivalents                       139,699      147,976
Securities Available for Sale at Fair
  Value                                      12,318,431    2,050,500
Interest and Other Receivables                  505,962      597,723
Prepaid Expenses                                 84,508      130,911
Lease Costs, Net of Accumulated
  Amortization                                  139,839      196,320
Investment in Hollister '97, L.L.C.           1,010,000    1,010,000
Other Assets                                    714,879      677,315
                                             __________   __________
TOTAL ASSETS                                $73,098,362  $55,582,845
                                             ==========   ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage Notes Payable                    $31,598,577  $25,949,782
  Loans Payable                               4,740,324    1,335,382
  Deferred Gain-Installment Sale                 90,840      108,840
  Other Liabilities                             812,655      784,019
                                             __________   __________
Total Liabilities                            37,242,396   28,178,023
                                             __________   __________
Shareholders' Equity:
  Common Stock-Class A-$.01 Par Value
    8,000,000 Shares Authorized, 7,179,745
    and 5,703,544 Shares Issued and
    Outstanding, respectively                    71,797       57,035
  Common Stock-Class B-$.01 Par Value,
    100,000 Shares Authorized, No Shares
    Issued or Outstanding                           -0-          -0-
  Additional Paid-In Capital                 35,185,578   27,375,711
  Accumulated Other Comprehensive
    Gain (Loss)                                 302,758      (27,924)
  Undistributed Income                          295,833          -0-
                                             __________   __________
Total Shareholders' Equity                   35,855,966   27,404,822
                                             __________   __________

TOTAL LIAIBILITES AND SHAREHOLDERS' EQUITY  $73,098,362  $55,582,845
                                             ==========   ==========




                            Unaudited
         See Accompanying Notes to Financial Statements

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                      STATEMENTS OF INCOME
     FOR THREE AND NINE MONTHS ENDED JUNE 30, 1999  AND 1998


                               3 Months     3 Months    9 Months    9 Months
                                 Ended        Ended       Ended       Ended
                                6/30/99      6/30/98     6/30/99     6/30/98

INCOME:
  Rental and Occupancy Charges $2,019,749   $1,528,137  $5,957,049  $4,723,181
  Interest and Other Income       241,567       72,717     479,608     448,392
                                _________    _________   _________   _________
     Total Income               2,261,316    1,600,854   6,436,657   5,171,573
                                _________    _________   _________   _________
EXPENSES:
  Interest Expense                687,773      407,053   1,856,840   1,323,890
  Real Estate Taxes               153,304       67,407     580,578     256,672
  Operating Expenses              179,210       71,496     520,309     389,087
  Office and General Expenses     197,868      177,211     538,217     516,138
  Depreciation                    373,284      278,271   1,163,100     829,529
                                _________    _________   _________   _________
     Total Expenses             1,591,439    1,001,438   4,659,044   3,315,316
                                _________    _________   _________   _________

INCOME BEFORE GAINS               669,877      599,416   1,777,613   1,856,257
  Gain on Sale of Assets -
    Investment Property             6,000        6,000   1,258,325      18,000
                                _________    _________   _________   _________
NET INCOME                     $  675,877   $  605,416  $3,035,938  $1,874,257
                                =========    =========   =========   =========

NET INCOME PER SHARE
  Basic and Diluted            $      .11   $      .12  $      .47  $      .39
                                =========    =========   =========   =========
WEIGHTED AVERAGE SHARES
OUTSTANDING
  Basic                          5,917,380   5,146,878   6,401,371   4,821,577
                                 =========   =========   =========   =========
  Diluted                        5,917,380   5,182,053   6,401,371   4,846,395
                                 =========   =========   =========   =========





                            Unaudited
         See Accompanying Notes to Financial Statements

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                    STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                               1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                $3,035,938  $1,874,257
  Noncash Items Included in Net Income:
    Depreciation                             1,163,100     829,529
    Amortization                                80,789      59,287
    Gain on Sales of Assets-Investment
     Property                               (1,258,325)    (18,000)
    Gain on Sales of Securities Available
     for Sale                                      -0-    (212,636)
  Changes In:
    Interest and Other Receivables              91,761     (30,750)
    Prepaid Expenses                            46,403      67,194
    Other Assets and Lease Costs                50,621    (282,153)
    Other Liabilities                           28,636     422,528
                                             _________   _________

NET CASH PROVIDED BY OPERATING ACTIVITIES    3,238,923   2,709,256
                                             _________   _________
CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on Installment Sales              28,528      30,144
  Additions to Land, Buildings,
   Improvements and Equipment               (7,364,247) (5,750,389)
  Purchase of Securities Available for
   Sale                                     (9,937,240)   (465,766)
  Proceeds from Sale of Securities
   Available for Sale                              -0-   1,547,647
                                             _________   _________
NET CASH USED  BY INVESTING ACTIVITIES     (17,272,968) (4,638,364)
                                            __________   _________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                        9,939,942   3,021,501
  Principal Payments on Loans               (6,535,000  (5,853,946)
  Proceeds from Mortgages                    6,850,000   3,900,000
  Principal Payments on Mortgages           (1,201,205) (3,501,254)
  Financing Costs on Debt                     (112,493)        -0-
  Proceeds from Issuance of Class A Common
   Stock                                     6,823,159   5,395,069
  Dividends Paid                            (1,738,635) (1,090,739)
                                            __________   _________

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                14,025,768   1,870,631
                                            __________   _________
NET  DECREASE IN CASH AND CASH
  EQUIVALENTS                                   (8,277)    (58,477)
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                          147,976     269,291
                                            __________   _________
  END OF PERIOD                            $   139,699   $ 210,814
                                           ===========   =========

                            Unaudited
         See Accompanying Notes to Financial Statements
                             Page 5

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30,1999 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 1998 have been omitted.

NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 35,175 and 24,818 for the three and nine months ended June 30, 1998, respectively, are included in the diluted weighted average shares outstanding. Options for 320,000 shares were excluded for the three and nine months ended June 30, 1999 since they were anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

     Total comprehensive income for the three and nine months ended June 30, 1999 and 1998 is as follows:

                      June 30, 1999       June 30, 1998

     Three Months     $ 1,421,660          $   551,623

     Nine Months        3,366,620            1,558,405


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

     On March 16, 1999 The Company sold the warehouse facility located at 40 Robert Pitt Drive, Monsey, New York. The net proceeds from this sale amounted to $2,246,253 and resulted in a gain of $1,234,325. These funds were placed into an escrow account. This sale was part of a tax free exchange (See Note 7).

     On April 6, 1999, MREIC purchased a 49,900 square foot warehouse facility in Albemarle County, Virginia for approximately $3,900,000. This warehouse is 100% net-leased to Federal Express Corporation. MREIC used $1,360,000 of its credit line with Summit Bank. This line is at an interest rate of prime. On June 1, 1999, the Company secured a $2,750,000 mortgage at an interest rate of 6.90% which is due July 1, 2014



NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On June 15, 1999, the Company paid $1,012,376 as a dividend of $.145 per share to shareholders of record May 17, 1999. The total dividends paid for the nine months ended June
30, 1999 amounted to $2,740,105.

     For the nine months ended June 30, 1999, the Company received $7,824,629 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP). There were 1,476,201 shares issued, resulting in 7,179,745 shares outstanding.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the nine months ended June 30, 1999 and 1998 for interest was $1,856,840 and $1,323,890, respectively.

     During the nine months ended June 30, 1999 and 1998, the Company had dividend reinvestments of $1,001,470 and $824,783, respectively, which required no cash transfers.

     During the nine months ended June 30, 1999, proceeds from the sale of investment property totaling $2,246,253 were directly paid into an escrow account and required no cash transfers by the Company. These proceeds were used to purchase investment property.

NOTE 7 - SUBSEQUENT EVENTS

     On July 28, 1999, the Company purchased a 95,883 square foot warehouse facility in Jacksonville, Florida from Regional Development Group, Inc., an unrelated entity. This warehouse facility is 100% net-leased to Federal Express Corporation. The purchase price was approximately $5,900,000. The Company paid approximately $200,000 in cash, used approximately $1,600,000 of its revolving line of credit with Summit Bank and assumed a mortgage of approximately $4,100,000. This mortgage payable is at an interest rate of 6.92% and is due December 1, 2016.

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided from operating activities of $3,238,923 for the current nine months as compared to $2,709,256 for the prior period. The Company raised $7,824,629 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan
(DRIP). Dividends paid for the nine months ended June 30, 1999 amounted to $2,740,105.

     Total real estate investments increased by $7,412,944, primarily due to the purchase of the warehouse facilities in Omaha, Nebraska and Albemarle County Virginia, for approximately $9,600,000, offset by the sale of the warehouse in Monsey, New York.

     Securities available for sale increased by $10,267,931 primarily as a result of additional purchases.

          Mortgage notes payable increased by $5,648,795 during the nine months ended June 30, 1999. This increase was the result of new mortgages of $6,850,000 relating to the purchases of the warehouse facilities, offset by principal repayments of $1,201,205.

     Loans payable increased by $3,404,942 during the nine month ended June 30, 1999. This increase was primarily the result of additional take-downs of the Company's revolving credit line offset by repayments.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

          Rental and occupancy charges increased for the three months ended June 30, 1999 to $2,019,749 as compared to $1,528,137 for the three months ended June 30, 1998. Rental and occupancy charges increased for the nine months ended June 30, 1999 to $5,957,049 as compared to $4,723,181 for the nine months ended June 30, 1998. These increases were due primarily to acquisitions made during fiscal 1998 and 1999.

     Interest and other income increased by $168,850 for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This was due primarily to the increase in securities available for sale. Interest and other income increased for the nine months ended June 30, 1999 by $31,216 as compared to the nine months ended June 30, 1998. This was due primarily to the increase in securities available for sale offset by a gain on sale of securities available for sale of $190,233 for the prior period.

     Interest expense increased by $280,720 for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Interest expense increased by $532,950 for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998. This was the result of additional borrowings for the new acquisitions made during fiscal 1998 and 1999.
                             Page 8

     Real estate taxes increased by $85,897 for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Real estate taxes increased by $323,906 for the nine months ended June 30, 1999 as compared to the nine months ended June 30, 1998. This was due to the new acquisitions made during fiscal 1998 and 1999 as well as the reassessment of a warehouse facility in Illinois. Since the tenant leases provide for the payment of real estate taxes by the tenants, there was a corresponding increase in occupancy charges.

     Depreciation expense increased by $95,013 for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Depreciation expense increased by $333,571 for the nine months ended June 30, 1999 as compared to the nine months ended June 30, 1998. This was due to the real estate acquisitions in fiscal 1998 and 1999.

     Gain On Sales Of Assets - Investment Property increased by $1,240,325 for the nine months ended June 30, 1999 as compared to the nine months ended June 30, 1998. This was primarily due to the gain on sale of the warehouse facility in Monsey, New York.

     Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation increased from $2,685,786 for the nine months ended June 30, 1998 to $2,940,713 for the nine months ended
June 30,  1999.   FFO  does not replace net income (determined in
accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of
liquidity.   FFO should be considered as a supplemental measure
of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided from operating activities amounted to $3,238,923 and $2,709,256 during the nine months ended June 30, 1999 and 1998, respectively

     The Company owns twenty properties of which fifteen carried mortgage loans totaling $31,598,577 at June 30, 1999. The Company has been raising capital through its DRIP and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

YEAR 2000

     The Company is currently in the process of implementing its Year 2000 compliance plan. The Company has assessed all hardware and software for Year 2000 readiness. The Company has developed and is currently implementing renovation plans, including hardware replacement and software upgrades, to ensure all hardware and software is Year 2000 compliant. The Company has no significant suppliers or vendors. The Company is in the process of assessing the Year 2000 readiness of its major tenants. Renovation and testing are scheduled to be completed during the third quarter of 1999.
                             Page 9

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



     ITEM 1:  LEGAL PROCEEDINGS - None

     ITEM 2:  CHANGES IN SECURITIES - None

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES - None

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

          The annual meeting of shareholders was held on April
          22, 1999 to elect a Board of Directors for the ensuing year and to approve the selection of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.


     ITEM 5:  OTHER INFORMATION - None

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

             (a)   EXHIBITS - None

     (b)REPORTS ON FORM 8-K -  None

                           SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date:  August 13, 1999                  By:  /s/Eugene W. Landy
                                             Eugene W. Landy
                                             President



Date:  August 13, 1999                  By:  /s/Anna T. Chew
                                             Anna T. Chew
                                             Controller