Form 10-K
period 1999-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 1999-12-29
CIK 67625

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended September 30, 1999

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    	EXCHANGE ACT OF 1934
     For the transition period ___________________ to ____________________
     Commission File Number        0-4258

                 MONMOUTH REAL ESTATE INVESTMENT CORPORATION
     		    (Exact name of registrant as specified in its charter)
	         Delaware                                          22-1897375
	    (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification No.)

         125 Wyckoff Road Eatontown, NJ                     07724
	      (Address of Principal Executive Offices)          (Zip Code)

Registrant's telephone number, including area code:   (732) 542-4927
Securities registered pursuant to Section 12(b) of the Act:   None


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment of this Form 10-K    X  .

The aggregate market value of voting stock held by non-affiliates of the Registrant was $34,726,935 (based on 6,945,387 shares of common stock at the closing price of $5.00 per share) December 8, 1999.

There were 7,664,950 shares of common stock outstanding as of December 8, 1999.

DocumentsIncorporated by Reference: Exhibits incorporated by reference are listed in Part IV, Item 14 (a) (3).

                                  PART  I

                              ITEM 1 - BUSINESS

     Monmouth Real Estate Investment Corporation (the Company) is a corporation operating as a qualified real estate investment trust under Sections 856-858 of the Internal Revenue Code.

     Currently, the Company derives its income primarily from real estate rental operations. The Company has approximately 1,650,000 square feet of property, of which approximately 415,300 square feet, or 25%, is leased to Federal Express Corporation and 282,000 square feet, or 17%, is leased to Keebler Company. During 1999, 1998 and 1997 rental and occupancy charges from properties leased to these companies approximated 49%, 39% and 38%, respectively, of total rental and occupancy charges.

     At September 30, 1999, the Company had investments in twenty-one properties.(See Item 2 for detailed description of the properties.) These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida and Virginia. All properties are managed by a management company. All properties are leased on a net basis except Monaca, Pennsylvania.

     The Company does not have an advisory contract. Its properties are managed by Cronheim Management Services. Effective August 1, 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income on certain properties for management fees. Cronheim Management Services provides sub-agents as regional managers for the Company's properties and compensates them out of this management fee.
Cronheim Management Services received $161,146, $41,466, and $17,681 in 1999, 1998 and 1997, respectively, for the management of various properties.

	  The David Cronheim Company received $136,229, $45,786, and $46,188 in lease brokerage commissions in 1999, 1998 and 1997, respectively.

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

   	 The Company also invests in both debt and equity securities of other real estate investment trusts (REITs). Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities. Based upon the Company's current market risk sensitive security holdings, the Company faces equity price risks relating to financial instruments.

   	In fiscal 1999, the Company acquired approximately $15,000,000 of net-leased industrial properties. In fiscal 2000, the Company anticipates a similar amount of acquisitions. The funds for these acquisitions may come from the Company's available line of credit, other bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

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

ITEM 2 - DETAILED DESCRIPTION OF PROPERTIES

	   The Company operates as a real estate investment trust.  Its portfolio is primarily in equity holdings, some of which have been long-term holdings carried on the financial statements of the Company at depreciated cost.  It is believed that their current market values exceed both the original cost and the depreciated cost.  The following is a brief description of the Company's equity holdings at September 30, 1999. (See Item 14, Schedule III for
additional information on Real Estate and Accumulated Depreciation and
Item 14, Note 7 of the Notes to the Financial Statements for a discussion of encumbrances on these equity holdings).

SOMERSET, NEW JERSEY

    	The Company owns a two-thirds undivided interest in this Somerset, New Jersey shopping center. The remaining one-third interest is owned by D & E Realty, an unrelated entity. All assets, liabilities, income and expense are allocated to the owners based upon their respective ownership percentages.
The total rentable space in this shopping center is approximately 42,800 square feet. In addition, 21,365 square feet of land was leased to Taco Bell, Inc. on which a freestanding restaurant was completed during 1993. This shopping center was 100% occupied at September 30, 1999. The main store lease expires on September 30, 2000. The Company's portion of the annual gross rental income on this facility was approximately $307,000.

RAMSEY, NEW JERSEY

    	Ramsey Industrial Park, located on E. Crescent Avenue in Ramsey, New Jersey is a 42,719 square foot building net-leased to Bogen Photo, Inc. This lease expires on September 30, 2001. The current annual gross rental income is approximately $224,000.

MONACA, PENNSYLVANIA

    	The Moor Industrial Park is located in Monaca, Pennsylvania. It consists of approximately 292,000 feet of rentable space located on 23 acres. The leases are all short term at relatively low rents compared to the Company's other properties. The current annual gross rental income is approximately $442,000. At September 30, 1999, this property was 74% occupied. This property has 1,200 feet of undeveloped river frontage.

ORANGEBURG, NEW YORK

    	This 50,400 square foot warehouse facility, located in Orangeburg, New York, is net-leased to the Keebler Company . The average annual rental income over the term of the lease is approximately $433,000. This lease expires on November 30, 2000.


SOUTH BRUNSWICK, NEW JERSEY

    	This 144,520 square foot warehouse facility, located in South Brunswick, New Jersey, is net-leased to McMaster Carr Supply Co. This lease expires on December 31, 2000. The average annual rental income over the term of the lease is $614,210.

GREENSBORO, NORTH CAROLINA

    	This 40,560 square foot distribution center,  located in Greensboro,
North Carolina is net-leased to the Keebler Company.   This lease expires
February 14, 2003. The average annual rental income over the term of the lease is approximately $233,000.

JACKSON, MISSISSIPPI

    	This 26,340 square foot warehouse facility, located in Jackson, Mississippi, is net-leased to the Keebler Company. The average annual rental income over the term of the lease is approximately $169,000. This lease expires September 30, 2003. The Keebler Company has sub-leased this facility.


FRANKLIN, MASSACHUSETTS

     This 84,376 square foot warehouse facility, located in Franklin, Massachusetts, is net-leased to the Keebler Company. The average annual rental income over the term of the lease is approximately $516,000. This lease expires on January 31, 2004.


WICHITA, KANSAS

    	This 44,136 square foot warehouse facility,  located in Wichita, Kansas, is net-leased to the Keebler Company.  The average annual rental income over the term of the lease is approximately $195,000.  This lease expires May 30, 2005.
The Keebler Company has sub-leased this facility.


URBANDALE, IOWA

    	This 36,150 square foot warehouse facility, located in Urbandale, Iowa,  is net-leased to the  Keebler Company.  The average annual rental income over the term of the lease is approximately $225,000.  This lease expires June 30,
2000.  The Keebler Company has sub-leased this facility.


RICHLAND, MISSISSIPPI

    	This 36,000 square foot warehouse facility, located in Richland, Mississippi, is 100% net-leased to the Federal Express Corporation for an average annual rental income of approximately $140,000 over the term of the lease. This lease expires on March 31, 2004.

O'FALLON MISSOURI

    	This 102,135 square foot warehouse facility, located in O'Fallon, Missouri, is 100% net-leased to PPG Industries, Inc. The average annual rental income over the term of the lease is approximately $353,000. This lease expires June 30, 2001.


VIRGINIA BEACH, VIRGINIA

    	This 67,926 square foot warehouse facility, located in Virginia Beach, Virginia, is 100% net-leased to the Raytheon Service Company. The annual rental income is approximately $307,000. This lease expires February 28, 2001. Raytheon Service Company has sub-leased this facility.


FAYETTEVILLE, NORTH CAROLINA

    	This 148,000 square foot warehouse facility, located in Fayetteville, North Carolina, is 100% net-leased to Belk Enterprises, Inc. The average annual rental income over the term of the lease is approximately $473,000. This lease expires June 4, 2006.


SCHAUMBURG, ILLINOIS

    	This 73,500 square foot warehouse facility, located in Schaumburg, Illinois, is 100% net-leased to Federal Express Corporation. The average annual rental income over the term of the lease is approximately $463,000. This lease expires April 1, 2007.


TETERBORO, NEW JERSEY

    	The Company is a partner in a limited liability company, Hollister `97, LLC, representing a 25% ownership interest. The sole business of this LLC is the ownership and operation of the Hollister Corporate Park in Teterboro, New Jersey. Under the agreement, the Company is to receive a cumulative preferred 11% annual return on its investment.


BURR RIDGE, ILLINOIS

    	This 12,477 square foot warehouse facility, located in Burr Ridge, Illinois, is 100% net-leased to Sherwin-Williams Company. The average annual rental income over the term of the lease is $151,000. This lease expires on October 31, 2009.

ROMULUS, MICHIGAN

    	This 72,000 square foot warehouse facility, located in Romulus, Michigan, is 100% net-leased to the Federal Express Corporation. The average annual rental over the term of the lease is approximately $396,000. This lease expires on November 30, 2007.


LIBERTY, MISSOURI

    	This 98,200 square foot warehouse facility, located in Liberty, Missouri, is 100% net-leased to Johnson Controls, Inc. The average annual rental income over the term of the lease is approximately $705,000. This lease expires on December 18, 2007.


OMAHA, NEBRASKA

    	This 88,140 square foot warehouse facility, located in Omaha, Nebraska, was purchased in fiscal 1999. This warehouse facility is 100% net-leased to Federal Express Corporation. The average annual rental income over the term of the lease is approximately $516,000. This lease expires October 31, 2008.


CHARLOTTESVILLE, VIRGINIA

    	This 49,900 square foot warehouse facility, located in Charlottesville, Virginia, was purchased in fiscal 1999. This warehouse facility is 100% net-leased to Federal Express Corporation. The average annual rental income over the term of the lease is approximately $363,000. This lease expires
October 31, 2008.


JACKSONVILLE, FLORIDA

 	   This 95,883 square foot warehouse facility, located in Jacksonville, Florida, was purchased in fiscal 1999. This warehouse facility is 100% net-leased to Federal Express Corporation. The average annual rental over the term of the lease is approximately $526,000. This lease expires May 31, 2008.

ITEM 3 - LEGAL PROCEEDINGS

    	None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    	A special meeting of shareholders was held on July 22, 1999 to amend the Certificate of Incorporation authorizing the Company to increase the number of authorized Class A Common Stock, $.01 par value, from 8,000,000 to 16,000,000 shares. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.


                                     PART II



ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    	The shares of Class A common stock of Monmouth Real Estate Investment Corporation are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ symbol MNRTA). The per share range of high and low market prices and distributions paid to shareholders during each quarter of the last two years were as follows:

               1999					                                      1998
    	       Market Price			                               Market Price
Fiscal Qtr.  High  Low   Distrib.       Fiscal Qtr. High    Low       Distrib.
First       6-1/8   5    $ .1375        First      6-3/4     6          $ .13
Second      5-1/2 5-1/8    .14 	        Second     7-3/4     6-3/16       .13
Third       5-7/8 5-1/4    .145	        Third      7-3/4     6-1/2        .135
Fourth      5-5/8 5-1/4    .145         Fourth     6-23/32   5-9/16       .135
                          _____                                          _____
                         $ .5675                                        $ .53
                           =====                                         =====

    	The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

    	On September 30, 1999, the closing price was 5-3/8.

    	As of September 30, 1999, there were approximately 1,080 shareholders of record who held shares of Class A common stock of the Company.

    	It is the Company's intention to continue distributing quarterly dividends.
On September 22, 1999, the Company declared a dividend of $.145 per  share to be paid on December 15, 1999 to shareholders of record November 15, 1999.

ITEM 6 - SELECTED FINANCIAL DATA

                                             September 30,

                      1999            1998       1997       1996        1995

INCOME STATEMENT DATA:

Total Income    $8,751,219   $6,963,825   $5,798,699   $4,607,434  $4,240,859
Total Expenses   6,214,993    4,493,595    3,965,002    3,233,584   3,293,692
Gains on Sales
  of Assets-
  Investment
  Property       1,260,534       29,692       47,457       22,249      38,766
Net Income       3,796,760    2,499,922    1,881,154    1,396,099     985,933
Net Income Per
 Share-Basic
 and Diluted           .57          .50          .46          .39         .31


BALANCE SHEET DATA:

Total Assets   $79,424,958  $55,582,845  $44,942,723  $32,538,076 $30,289,860
Long-Term
 Obligations    33,182,307   24,436,941   20,498,016   14,197,529  14,522,503
Shareholders'
 Equity         36,276,677   27,404,822   19,889,288   16,109,382  14,247,867


OTHER INFORMATION:

Average Number
 of Shares
 Outstanding     6,627,344    4,997,775    4,047,759    3,584,364   3,212,064
Funds from
 Operations*    $4,220,279   $3,647,345   $2,821,902   $2,226,079  $1,730,871
Cash Dividends
 Per Share           .5675          .53          .51          .50         .50


*Defined as net income, excluding gains (or losses)from sales of assets, plus depreciation plus adjustments for unconsolidated partnerships ($84,601 for 1999). Funds from Operations do not replace net income determined in accordance with generally accepted accounting principles (GAAP) as a measure of performance or net cash flows as a measure of liquidity. Funds from Operations is not a GAAP measure of operating performance and should be considered as a supplemental measure of operating performance used by real estate investment trusts.

                   SUMMARY OF OPERATIONS BY PROPERTY
                   FOR THE YEARS ENDED SEPTEMBER 30,


                                       1999          1998         1997
        Net Rental Income

Somerset, New Jersey              $   257,143      $262,871    $238,494
Ramsey, New Jersey                    165,994       180,278     183,459
Monaca, Pennsylvania                  190,435       191,100     133,483
Monsey, New York                      115,534       154,411     200,811
Orangeburg, New York                  203,916       198,855     186,985
South Brunswick, New Jersey           404,304       712,373     656,756
Greensboro, North Carolina            182,442        93,498      32,362
Jackson, Mississippi                   70,372        71,881      70,433
Franklin, Massachusetts               259,637       254,003     239,977
Wichita, Kansas                        23,714        27,198      26,328
Urbandale, Iowa                       110,817       106,012      99,184
Richland, Mississippi                  51,872        52,418      48,818
O'Fallon, Missouri                     85,811        82,100      74,447
Virginia Beach, Virginia              107,227        99,402     124,429
Fayetteville, North Carolina           93,972        84,451       5,953
Schaumburg, Illinois                   64,422        72,551       5,815
Burr Ridge, Illinois                    9,448        32,872         -0-
Romulus, Michigan                      90,261         9,276         -0-
Liberty, Missouri                     120,806        11,766         -0-
Omaha, Nebraska                       121,793           -0-         -0-
Charlottesville, Virginia              77,251           -0-         -0-
Jacksonville, Florida                 (18,300)          -0-         -0-
                                  ___________   ___________  __________

     Net Rental Income              2,788,871     2,697,316   2,327,734

Net Investment and Other Income       465,602       472,898     129,871
                                  ___________   ___________  __________

     TOTAL                          3,254,473     3,170,214   2,457,605

General & Administrative Expenses    (718,247)     (699,984)   (623,908)
                                  ___________   ___________  __________

     Income Before Gains            2,536,226     2,470,230   1,833,697

Gain on Sale of Assets-
  Investment Property               1,260,534        29,692      47,457
                                  ___________   ___________  __________

     NET INCOME                    $3,796,760    $2,499,922  $1,881,154
                                  ===========   ===========  ==========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     	Monmouth Real Estate Investment Corporation (the Company) operates as a real estate investment trust deriving its income primarily from real estate rental operations. At September 30, 1999, the Company's shareholders' equity increased to $36,276,677 as compared to $27,404,822 in 1998.

    	The Company's ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan, and access to the capital markets.Purchases of new properties, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place demands on the Company's liquidity.

    	The Company intends to operate its existing properties from the cash flows generated by the properties. However, the Company's expenses are affected by various factors, including inflation. Increases in operating expenses raise the breakeven point for a property and, to the extent that they cannot be passed on through higher rents, reduce the amount of available cash flow which can adversely affect the market value of the property.

    	The Company's focus is on equity investments. During the past seven years, the Company purchased eighteen net-leased warehouse facilities at an aggregate cost of approximately $66,000,000.

    	The Company financed these purchases primarily through mortgages on its acquisitions. The Company also has a secured $6,345,000 line of credit of which approximately $3,876,000 was available at September 30, 1999. Interest is at Prime and is due monthly. This credit line expires on July 29, 2000.

    	The Company expects to make additional real estate investments from time to time.  In 2000, the Company plans to acquire approximately $15,000,000 of net-
leased industrial properties.  The funds for these acquisitions may come from the Company's available line of credit, other bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan.  To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

    	The Company also invests in debt and equity securities of other REITs. During fiscal 1999, the Company invested approximately $11,000,000 in these securities. Although the securities portfolio at September 30, 1999 has experienced an approximate 6% decline in value from cost, management believes that this is temporary in nature.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


    	Funds generated are expected to be sufficient to meet debt service requirements and capital expenditures of the Company.

    	Cash provided from operating activities amounted to $4,493,792 in 1999 as compared to $3,431,422 in 1998 and $2,594,380 in 1997.

    	At September 30, 1999, the Company had total liabilities of $43,148,281 and total assets of $79,424,958. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

    	The Company has a Dividend Reinvestment and Stock Purchase Plan. During 1999, a total of $9,578,367 in additional capital was raised. The success of the Plan has resulted in a substantial improvement in the Company's liquidity and capital resources in 1999. It is anticipated, although no assurances can be given, that a comparable level of participation will continue in the Plan in fiscal 2000. Therefore, the Company anticipates that the Plan will result in further increased liquidity and capital resources in 2000.

Results of Operations

    	The Company's activities primarily generate rental income. Net income for the fiscal year ended September 30, 1999 was $3,796,760 as compared to $2,499,922 in 1998 and $1,881,154 in 1997. Net rental income for the fiscal year ended September 30, 1999 was $2,788,871 as compared to $2,697,316 in 1998 and $2,327,734 in 1997. The following is a discussion of the results of operations by location for 1999 as compared to 1998 and 1998 as compared to 1997:

    	Somerset, New Jersey

     During 1999, net rental income remained relatively stable as compared to 1998. During 1998, net rental income increased due to a decrease in operating expenses as a result of lower snow removal costs.

	    Ramsey, New Jersey

    	Net rental income decreased during 1999 primarily as a result of an
     increase in management fees.	Net rental income remained relatively stable
     for 1998 and 1997.

    	Monaca, Pennsylvania

     Net rental income remained relatively stable for 1999 as compared to 1998. Net rental income increased in 1998 as compared to 1997 due primarily to an increase in tenant reimbursements.

    	Monsey, New York

     Due to the sale of the property in March, 1999, net rental income decreased for 1999 as compared to 1998. Net rental income decreased in 1998 as compared to 1997 due primarily to an increase in repairs and maintenance due to new tenants.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONT'D)


     Orangeburg, New York

     Net rental income remained relatively stable in 1999 as compared to 1998. Net rental income increased in 1998 as compared to 1997 due to lower interest costs on related borrowings outstanding.

    	South Brunswick, New Jersey

     Net rental income decreased during 1999 and increased during 1998 due primarily to a lease extension by Amway Corporation from July 1, 1997 to December 31, 1997 at a monthly rental of $162,585 which was triple the normal rent. The new monthly rental is $51,184.

    	Greensboro, North Carolina

     Net rental income increased in 1999 and 1998 due to a decrease in interest expense as a result of the payoff of the mortgage on this property during 1998.


    	Jackson, Mississippi

    	Net rental income remained relatively stable during 1999, 1998 and 1997.


    	Franklin, Massachusetts

    	Net rental income remained relatively stable during 1999, 1998 and 1997.


    	Wichita, Kansas

    	Net rental income remained relatively stable during 1999, 1998and 1997.


    	Urbandale, Iowa

    	Net rental income remained relatively stable during 1999, 1998 and 1997.


    	Richland, Mississippi

    	Net rental income remained relatively stable during 1999, 1998 and 1997.


    	O'Fallon, Missouri

    	Net rental income remained relatively stable during 1999, 1998 and 1997.


	    Virginia Beach, Virginia

     Net rental income increased during 1999 and decreased during 1998 as a result of an increase in tenant reimbursements during 1999.


    	Fayetteville, North Carolina

    	Net rental income increased during  1999 due to an increase in tenant
     reimbursements.  Net rental 	income increased in 1998 due to a full
     year's income.


    	Schaumburg, Illinois

     Net rental income decreased in 1999 due to an increase in management fees. Net rental income increased in 1998 due to a full year's income.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     	   RESULTS OF OPERATIONS (CONT'D)


   	 Burr Ridge, Illinois

     This warehouse facility was acquired during December, 1997. It is net-leased to Sherwin-Williams. Average monthly rental over the term of the lease is $12,622. Net rental income decreased in 1999 as compared to 1998 due to an increase in depreciation expense over 1998's half year convention.


     Romulus, Michigan

     Net rental income increased in 1999 as compared to 1998 due to a full year's income and Expenses. This warehouse facility was acquired in June, 1998. It is net-leased to Federal Express Corporation. Average monthly rental income over the term of the lease is $32,962.


     Liberty, Missouri

     Net rental income increased in 1999 as compared to 1998 due to a full year's income and Expenses. This warehouse facility was acquired in August, 1998. It is net-leased to Johnson Controls, Inc. Average monthly rental over the term of the lease is $58,852.


     Omaha, Nebraska

     This warehouse facility was acquired in December, 1998. It is net-leased to Federal Express Corporation. Average monthly rental over the term of the lease is $43,036.


     Charlottesville, Virginia

     This warehouse facility was acquired in April, 1999. It is net-leased to Federal Express Corporation. Average monthly rental over the term of the lease is $30,236.


     Jacksonville, Florida

     This warehouse facility was acquired in July, 1999. It is net-leased to Federal Express Corporation. Average monthly rental over the term of the lease is $43,815. The excess of expenses over income for 1999 was due to the half year convention for depreciation expense.

    	The Company also generated net investment and other income from its investments in securities available for sale, mortgages receivable and Hollister `97, LLC. Net interest and other income decreased in 1999 as compared to 1998 due to the gain on sale of securities available for sale in 1998 partially offset by an increase in dividend income as a result of the purchases of additional securities. These securities have a dividend yield in excess of 10%. Net interest and other income increased during 1998 primarily due to a gain of $222,276 on the sale of securities available for sale.

    	During 1999, general and administrative expenses remained relatively stable compared to 1998. General and administrative expenses increased during 1998 as compared to 1997 primarily as a result of increased personnel costs.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONT'D)

    	Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation, plus adjustments for unconsolidated partnerships ($84,601, $-0-, $-0- for 1999, 1998 and 1997), respectively, increased from $2,821,902 for the year ended September 30, 1997 to $3,647,345 for the year for the year ended September 30, 1998 to $4,220,279 for the year ended September 30, 1999. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a
measure of liquidity.   FFO should be considered as a supplemental measure
of operating performance used by real estate investment trusts.

     During 1999, the Company realized a gain of approximately $1,240,000 on the sale of the Monsey, New York property. The Company also recognized a deferred gain from the Howell Township installment sale of approximately $20,000, $30,000 and $47,000 for 1999, 1998 and 1997, respectively.


YEAR 2000

     The Company has completed its Year 2000 compliance plan. The Company has assessed all hardward and software for Year 2000 readiness. The Company has completed its renovation and testing plans, including hardware replacement and software upgrades, to ensure all hardware and software is Year 2000 compliant. The Company has no significant suppliers or vendors.

     The Company has developed contingency plans for each of its critical systems which includes moving many of the Company's operations to a manual system. There can be no assurances given that the Year 2000, in which event the Company could incur additional costs to implement its contingency plans. Manaagement does not anticipate that such costs would be significant to the Company. The total costs associated with the Company's Year 2000 plan are anticipated to be less than $20,000.

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

     The following is the Unaudited Selected Quarterly Financial Data:

                     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                THREE MONTHS ENDED

FISCAL 1999           12/31/98    3/31/99     6/30/99     9/30/99

Total Income         $1,918,858  $2,256,483  $2,261,316  $2,314,562
Total Expenses        1,362,097   1,705,508   1,591,439   1,555,949
Gains on Sales of
 Assets-Investment
 Property                 6,000   1,246,325       6,000       2,209
Net Income              562,761   1,797,300     675,877     760,822
Net Income per Share        .10         .28         .09         .10


FISCAL 1998           12/31/97    3/31/98      6/30/98     9/30/98

Total Income          $1,899,569 $1,671,150   $1,600,854  $1,792,252
Total Expenses         1,204,013  1,109,865    1,001,438   1,178,279
Gains on Sales of
 Assets-Investment
 Property                  6,000      6,000        6,000      11,692
Net Income               701,556    567,285      605,416     625,665
Net Income per Share         .15        .12          .12         .11



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

         None.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             				      Principal Occupation	    Director   	Shares	   Percent
Name, Age and Title		    Past Five Years	         Since     Owned(1)  of Stock

Ernest V. Bencivenga	 	Financial Consultant;	       		1968   10,327     0.14%
  (81)                 Treasurer and Director
Treasurer and Director (1961 to present)and
                       Secretary (1967	to
                       present) of Monmouth
                       Capital	Corporation;
                       Director (1969 to	present)
                       and Secretary/Treasurer
                   				(1984 to present) of United
                   				Mobile Homes, Inc.

Anna T. Chew	          Certified Public Accountant;    1993	 	12,556(2)  0.17%
  (41)			             	Controller (1991 to present) and
Controller and		      	Director (1994 to present) of
Director		            	Monmouth Capital Corporation;
                   				Vice President (1995 to present),
                   				Director (1994 to present), and
                    			Chief Financial Officer (1991 to
                   				present) of United Mobile Homes,
                   				Inc.

Daniel D. Cronheim   		Attorney at Law, Daniel D.    		1989    20,653   0.27%
  (44)			             	Cronheim, Esq. (1982 to present);
Director		            	Executive Vice President (1989
		                   		to present) and General Counsel
 		                  		(1983 to present),  of David
			                   	Cronheim Company.

Boniface DeBlasio	    	Chairman of the Board (1968 to 	1968    10,788	  0.14%
  (78)			              present) and Director (1961 to
Director	             	present) of Monmouth Capital
	                    		Corporation.


Charles P. Kaempffer	  Investor; Director (1970 to   		1974 		 37,185(3)0.49%
  (62)			             	present) of Monmouth Capital
Director		            	Corporation; Director (1969
                       to present) of United Mobile
			                   	Homes, Inc.

			                    Principal Occupation     Director    Shares   Percent
Name, Age and Title	     Past Five Year	         Since     	Owned(1) of Stock

Eugene W. Landy	     Attorney at Law, President 		1968  		351,381(4)  	4.68%
 (66)			            	and Director (1961 to
Presiden,CEO         present)	of Monmouth Capital
and Director	      		Corporation; Chairman  of the
			                 	Board (1995 to present),
		                 		Director (1969 to present) and
                 				President (1969 to 1995) of
		                 		United Mobile Homes, Inc.

Samuel A. Landy	    	Attorney at Law; President	  1989    134,150(5)  	1.79%
  (38)			           	(1995 to present), Director
Director		          	(1991 to present), and Vice
		                 		President (1991 to 1995) of
			                  United Mobile Homes, Inc.;
			                 	Director (1994 to present) of
			                 	Monmouth Capital Corporation.

W. Dunham Morey    		Certified Public Accountant,	1968		   63,620(6)  	0.85%
  (77)		           		W. Dunham Morey, CPA;
Director		          	Director (1961 to present) of
			                 	Monmouth Capital Corporation.

Robert G. Sampson	  	Investor; Director (1963 to		1968 		  78,903(7)  	1.05%
  (74)			           	present) of Monmouth Capital
Director	          		Corporation; Director (1969 to
			                 	present) of United Mobile Homes,
			                 	Inc.; General Partner (1983 to present)
			                 	of Sampco, Ltd., an investment
		                 		group.

(1)	Beneficial ownership, as defined herein, includes Class A Common Stock as to which a person has or shares voting and/or investment power.

(2) 	Held jointly with Ms. Chew's husband; includes 4,649 shares held in Ms.
     Chew's	401 (k) Plan.

(3)	Includes (a) 14,207 shares owned by Mr. Kaempffer's wife; and (b) 1,080 shares in joint name with Mrs. Kaempffer.

(4)	Includes (a) 80,790 shares owned by Mr. Landy's wife; (b) 138,972 shares
    held in	the Landy & Landy, P.C. Profit Sharing Plan, of which Mr. Landy is a Trustee with power to vote; and (c) 105,221 shares held in the Landy
    & Landy, P.C. Pension Plan, of which Mr. Landy is a Trustee with power to vote. Excludes 40,953 shares held by Mr. Landy's adult children, in which he disclaims any beneficial interest.

(5)	Includes (a) 3,575 shares owned by Mr. Landy's wife, and (b) 36,456 shares held in custodial accounts for Mr. Landy's minor children under the
    Uniform Gift to Minors' Act in which he disclaims any beneficial
    interest, but has power to vote and (c) 1,000 shares held 	in the Samuel
    Landy Family Limited Partnership and (d) 15,301 shares held in Mr. Landy's 401(k) Plan.

(6)	Includes 15,896 shares owned by the estate of Mr. Morey's wife.

(7)	Includes  (a) 2,451 shares owned by Mrs. Sampson, and 13,262 shares held by Sampco, Ltd. in which he has a beneficial interest.

   	The Directors as a class own 719,563 shares, which is 9.58% of the outstanding shares.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

	The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 1999, 1998 and 1997 to the Chief
 Executive Officer.  There were no other executive officers whose aggregate cash compensation exceeded $100,000:

                                      Annual Compensation
Name and Principal Position   Year      Salary       Bonus     Other
Eugene W. Landy		            	1999	   $110,000	       None  	$ 79,700(1)
Chief Executive Officer	     	1998	     27,500       55,000   165,700
                             	1997     		None	       50,000		 200,700

 (1) Represents Director's fees of $3,200 paid to Mr. Landy, legal fees of $17,500 paid to the firm of Landy & Landy, and $59,000 accrual for pension and other benefits in accordance with Mr. Landy's employment contract.


Stock Option Plan

   	There were no stock options granted to the executive officer named in the Summary Compensation Table, during the year ended September 30, 1999.

   	The following table sets forth for the executive officer named in the Summary Compensation Table, information regarding stock options outstanding at September 30, 1999:


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

Eugene W. Landy    0-        N/A        50,000 / -0-            $-0- / $-0-

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

    	On severance of employment for any reason, Mr. Landy will receive severance of $300,000, payable $100,000 on severance and $100,000 on the first and second anniversaries of severance.In the event of disability, Mr. Landy's compensation shall continue for a period of three years, payable monthly. On retirement, Mr. Landy shall receive a pension of $40,000 a year for ten years, payable in monthly installments. In the event of death, Mr. Landy's designated beneficiary shall receive $300,000, $150,000 thirty days after death and the balance one year after death.
The Employment agreement terminates December 31, 1999. Thereafter, the term of the Employment Agreement shall be automatically renewed and extended for successive one-year periods.


Other Information

   	The Directors received a fee of $800 for each Board Meeting attended.

   	Except for specific agreements, the Company has no retirement plan in effect for Officers, Directors or employees and, at present, has no intention of instituting such a plan.

   	Cronheim Management Services received the sum of $161,146 in 1999 for management fees. Effective August 1, 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income for management fees. Cronheim Management Services provides sub-agents as regional managers for the Company's properties and compensates them out of this management fee. Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.


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

Evaluation

   	The Company's funds from operations continue to increase. The Committee reviewed the growth of the Company and progress made by Eugene W. Landy, Chief Executive Officer. Mr. Landy is under an employment agreement with the Company. His base compensation under this contract was increased in 1997 to $110,000 per year.


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

                           Monmouth
                          Real Estate
                          Investment
             Year         Corporation       NAREIT      S&P 500

             1994            100             100          100
             1995             96             112          130
             1996            110             134          156
             1997            141             187          219
             1998            144             160          239
             1999            137             146          305

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    	On September 30, 1999, no person owned of record or was known by the Company to own beneficially more than five percent of the shares of the Company except as follows:

                 						              Amount and Nature
Title of      Name and Address	  		  of Beneficia	     	Percent
  Class	      of Beneficial Owner			   Ownership        of Class

Class A       	Eugene W. Landy			       351,381	      	  4.68%
Common        	20 Tuxedo Road
Stock	         Rumson, NJ 07760


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

   	Certain relationships and related party transactions are incorporated herein by reference to Item 14 and Note 10 of the Notes to the Financial Statements - Related Party Transactions.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K


                                                                     	PAGE(S)

(a) (1)	The following Financial Statements are filed as part
        of this report:


   	(i)	Independent Auditors' Report		                             		  26

   (ii) Balance Sheets as of September 30, 1999 and 1998            		 27

  (iii)	Statements of Income for the years ended
      		September 30, 1999, 1998 and 1997		                      			   28

  	(iv)	Statements of Shareholders' Equity for the years ended
		      September 30, 1999, 1998 and 1997                 	     				   29

   	(v)	Statements of Cash Flows for the years ended
	      	September 30, 1999, 1998 and 1997	                      			    30

  	(vi)	Notes to the Financial Statements				                       31  -  45


(a) (2)	The following Financial Statement Schedule is filed
        as part	of this report:

	(i)	Schedule III - Real Estate and Accumulated Depreciation
   		as of September 30, 1999				                                   46  -  48

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
   	      ON FORM 8-K


(a) (3)	Exhibits

       (3) Articles of Incorporation and By-Laws

       (i) Reference is hereby made to the Certificate of Incorporation of Monmouth Real Estate Investment Corporation filed with the Securities and Exchange Commission on April, 13, 1999 on
           Form S-4 (Registration No. 33-34103).

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
           Corporation filed with the Securities and Exchange Commission on April 3, 1990 on Form S-4 (Registration No. 33-34103).

Report on Form 8-K

    On July 28, 1999, the Company filed a report on Form 8-K for the purchase of an Industrial building in Jacksonville, Florida.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG LLP


Short Hills, New Jersey
November 29, 1999


                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                                  BALANCE SHEETS
                                AS OF SEPTEMBER 30,

ASSETS
                                                 1999              1998
Real Estate Investments:

   Land                                     $ 11,050,814     $  7,665,724
   Buildings, Improvements and Equipment,
     net of Accumulated Depreciation of
     $7,406,901 and $6,659,642,
     respectively                             52,421,455       42,952,713
   Mortgage Loans Receivable                     125,135          153,663
                                            ____________     ____________

Total Real Estate Investments                 63,597,404       50,772,100

Cash and Cash Equivalents                      1,242,457          147,976
Securities Available for Sale at Fair Value   12,324,709        2,050,500
Interest and Other Receivables                   558,348          597,723
Prepaid Expenses                                  64,001          130,911
Lease Costs - Net of Accumulated
   Amortization                                  120,803          196,320
Investments in Hollister '97, LLC                925,399        1,010,000
Other Assets                                     591,837          677,315
                                             ___________      ___________

TOTAL ASSETS                                 $79,424,958      $55,582,845
                                             ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Mortgage Notes Payable                       $35,237,759      $25,949,782
Loans Payable                                  6,947,038        1,335,382
Deferred Gains - Installment Sales                88,631          108,840
Other Liabilities                                874,853          784,019
                                             ___________      ___________

    Total Liabilities                         43,148,281       28,178,023

Shareholders' Equity:
Common Stock-Class A-$.01 Par Value,
  16,000,000 Shares Authorized;
  7,509,649 and 5,703,544 Shares
  Issued and Outstanding in 1999
  and 1998, respectively                          75,096           57,035
Common Stock - Class B - $.01 Par
  Value, 100,000 Shares Authorized,
  No Shares Issued or Outstanding                    -0-              -0-
Additional Paid-in Capital                    36,924,039       27,375,711
Accumulated Other Comprehensive Loss            (722,458)         (27,924)
Undistributed Income                                 -0-              -0-
                                             ___________      ___________

Total Shareholders' Equity                    36,276,677       27,404,822
                                             ___________      ___________

TOTAL LIABILITIES &
  SHAREHOLDERS' EQUITY                       $79,424,958      $55,582,845
                                             ===========      ===========


               See Accompanying Notes to the Financial Statements
                                     Page 27



                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                            STATEMENTS OF INCOME
                      FOR THE YEARS ENDED SEPTEMBER 30,

                                       1999          1998           1997

INCOME:

   Rental and Occupancy Charges     $7,982,324     $6,397,840    $5,354,301
   Investment and Other Income         768,895        565,985       444,398
                                    __________     __________    __________

TOTAL INCOME                         8,751,219      6,963,825     5,798,699
                                    __________     __________    __________
EXPENSES:

   Interest Expense                  2,607,520      1,802,590     1,711,466
   Management Fees                     161,146         41,466        17,681
   Real Estate Taxes                   696,637        330,372       295,830
   Professional Fees                   383,269        437,847       419,854
   Operating Expenses                  428,699        425,289       319,883
   Office and General Expense          309,170        249,016       181,083
   Director Fees                        29,100         29,900        31,000
   Depreciation                      1,599,452      1,177,115       988,205
                                    __________     __________    __________

TOTAL EXPENSES                       6,214,993      4,493,595     3,965,002
                                    __________     __________    __________

   Income Before Gains               2,536,226      2,470,230     1,833,697
   Gains on Sale of Assets -
     Investment Property             1,260,534         29,692        47,457
                                    __________     __________    __________

        NET INCOME                  $3,796,760     $2,499,922    $1,881,154
                                    ==========     ==========    ==========

PER SHARE INFORMATION:

   Income Before Gains                    $.38           $.49          $.45
   Gains on Sale of Assets -
     Investment Property                   .19            .01           .01
                                    __________     __________    __________

 NET INCOME - BASIC AND DILUTED           $.57           $.50          $.46
                                    ==========     ==========    ==========




                 See Accompanying Notes to the Financial Statements
                                     Page 28


               MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                  STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           Additional
                                        Common Stock        Paid-In
                                    Number      Amount      Capital

Balance September 30, 1996       3,800,924    $ 38,009    $16,044,359
Shares Issued in connection
  with the Dividend
  Reinvestment and Stock
  Purchase Plan                    620,923       6,209      3,580,029
Distributions                          -0-         -0-       (174,251)

Net Income                             -0-         -0-            -0-

Unrealized Net Holding
  Gains on Securities
  Available for Sale
  Net of Reclassification
  Adjustment                           -0-         -0-            -0-
                                __________    _________    __________

Balance September 30, 1997       4,421,847       44,218    19,450,137
                                ----------    --------     ----------

Shares Issued in connection
  with the Dividend
  Reinvestment and Stock
  Purchase Plan                  1,281,697      12,817      8,093,663
Distributions                          -0-         -0-       (168,089)

Net Income                             -0-         -0-            -0-

Unrealized Net Holding
  Gains on Securities
  Available for Sale
  Net of Reclassification
  Adjustment                           -0-         -0-            -0-
                                __________    _________    __________

Balance September 30, 1998       5,703,544       57,035    27,375,711
                                __________    _________    __________
Shares Issued in connection
  with the Dividend
  Reinvestment and Stock
  Purchase Plan                  1,806,105      18,061      9,560,306
Distributions                          -0-         -0-        (11,978)

Net Income                             -0-         -0-            -0-

Unrealized Net Holding
  Losses on Securities
  Available for Sale                   -0-         -0-            -0-
                                __________    _________    __________

Balance September 30, 1999       7,509,649     $75,096    $36,924,039
                                ==========    =========   ===========

            See Accompanying Notes to the Financial Statements
                                     Page 29


                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                   STATEMENTS OF SHAREHOLDERS' EQUITY (CONT'D)

                                               Accumulated
                                                  Other
                             Undistributed    Comprehensive  Comprehensive
                                Income        Income (Loss)     Income


Balance September 30, 1996   $       -0-      $   27,014

Shares Issued in connection
  with the Dividend
  Reinvestment and Stock
  Purchase Plan                      -0-             -0-
Distributions                 (1,881,154)            -0-

Net Income                     1,881,154             -0-     $  1,881,154

Unrealized Net Holding
  Gains on Securities
  Available for Sale
  Net of Reclassification
  Adjustment                        -0-          367,919          367,919
                             __________       __________     ____________

Balance September 30, 1997          -0-          394,933     $  2,249,073
                             __________       _________      ============

Shares Issued in connection
  with the Dividend
  Reinvestment and Stock
  Purchase Plan                     -0-              -0-
Distributions                (2,499,922)             -0-

Net Income                    2,499,922              -0-     $  2,499,922

Unrealized Net Holding
  Losses on Securities
  Available for Sale
  Net of Reclassification
  Adjustment                        -0-         (422,857)        (422,857)
                             ___________      __________      ___________

Balance September 30, 1998          -0-          (27,924)     $ 2,077,065
                             __________       __________      ===========

Shares Issued in connection
  with the Dividend
  Reinvestment and Stock
  Purchase Plan                     -0-              -0-
Distributions                (3,796,760)             -0-

Net Income                    3,796,760              -0-      $ 3,796,760

Unrealized Net Holding
  Losses on Securities
  Available for Sale                -0-         (694,534)        (694,534)
                            ___________      ___________      ___________

Balance September 30, 1999 $        -0-      $  (722,458)     $ 3,102,226
                           ============      ===========      ===========



                 See Accompanying Notes to the Financial Statements

                                     Page 29A


               MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                        STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED SEPTEMBER 30,


                                       1999         1998         1997

CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net Income                     $  3,796,760   $ 2,499,922   $ 1,881,154
   Noncash Items Included
   in Net Income:
     Depreciation                   1,599,452     1,177,115       988,205
     Amortization                     106,082        77,402        36,861
     Gains on Sales of Assets-
      Investment Property          (1,260,534)      (29,692)      (47,457)
     Gains on Sales of Securities         -0-      (222,276)      (75,323)
   Changes In:
    Interest & Other Receivables       39,375       (55,546)        9,914
    Prepaid Expenses                   66,910        (5,413)       (1,829)
    Other Assets and Lease Costs       54,913      (148,954)     (316,205)
    Other Liabilities                  90,834       138,864       119,060
                                  ___________   ___________    __________

NET CASH PROVIDED FROM
  OPERATING ACTIVITIES              4,493,792     3,431,422     2,594,380
                                  ___________   ___________    __________
CASH FLOWS FROM
  INVESTING ACTIVITIES
   Additions to Land,
    Buildings and Improvements    (13,212,959)  (13,047,608)   (9,511,526)
   Distribution from (Investment
    in) Hollister '97, LLC             84,601           -0-    (1,010,000)
   Collections on
    Installment Sales                  28,528        41,920        67,002
   Purchase of Securities
    Available for Sale            (10,968,743)     (798,581)   (2,778,904)
   Proceeds from Sale of
    Securities Available for Sale         -0-     1,797,647       579,974
                                  ___________   ___________   ___________

NET CASH USED IN
  INVESTING ACTIVITIES            (24,068,573)  (12,006,622)  (12,653,454)
                                  ___________   ___________   ___________
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Proceeds from Mortgages         10,968,470     8,700,000     6,930,776
   Proceeds from Loans             13,616,656    10,686,871     9,390,510
   Principal Payments
    of Mortgages                   (1,680,493)   (3,829,456)   (1,068,148)
   Principal Payments of Loans     (8,005,000)  (12,541,999)   (6,700,000)
   Proceeds from Issuance of
    Class A Common Stock            8,190,962     6,989,925     2,677,007
   Dividends Paid                  (2,421,333)   (1,551,456)   (1,146,174)
                                  ___________   ___________   ___________

NET CASH PROVIDED FROM
  FINANCING ACTIVITIES             20,669,262     8,453,885    10,083,971
                                  ___________   ___________   ___________

Net Increase (Decrease) in Cash
  and Cash Equivalents              1,094,481      (121,315)       24,897
Cash and Cash Equivalents At
  Beginning of Year                   147,976       269,291       244,394
                                  ___________   ___________   ___________
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                     $ 1,242,457   $   147,976   $   269,291
                                  ===========   ===========   ===========


             See Accompanying Notes to the Financial Statements

                 MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                     NOTES TO THE FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Description of the Business

     	Monmouth Real Estate Investment Corporation (the Company) operates as a real estate investment trust deriving its income primarily from real estate rental operations. As of September 30, 1999 and 1998, rental properties consist of twenty-one and nineteen commercial holdings, respectively, These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida and Virginia.

	Use of Estimates

     	In preparing the financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

	Buildings, Improvements and Equipment

     	Buildings, improvements and equipment are stated at the lower of depreciated cost or net realizable value. Depreciation is computed based on the straight-line method over the estimated useful lives of the assets utilizing a half-year convention in the year of purchase. These lives range from 5 to 40 years. The Company accounts for its undivided interest in the Somerset property based upon its pro rata share of assets, liabilities, revenues and expenses. If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property's current carrying value. A property's carrying value would be adjusted to fair value, if necessary, to reflect an impairment in the value of the property.

	Revenue Recognition

     	Rental income from tenants with leases having scheduled rental increases are recognized on a straight-line basis over the term of the lease.

	Gains and Deferred Gains on Installment Sales

     	Gains on the sale of real estate investments are recognized by the full accrual method when the criteria for the method are met. Generally, the criteria are met when the profit on a given sale is determinable, and the seller is not obliged to perform significant activities after the sale to earn the profit. Alternatively, when the foregoing criteria are not met, the Company recognizes gains by the installment method. At September 30, 1999 and 1998, there was one deferred gain related to the 1986 sale of property located in Howell Township in the amount of $ 88,631 and $108,840, respectively.

	Securities Available for Sale

    	The Company classifies its securities among three categories: Held-to-maturity, trading and available-for-sale.

    	The Company's securities at September 30, 1999 and 1998 are all classified as available-for-sale and are carried at fair value. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized.

    	A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. Any impairment would be charged to earnings and a new cost basis for the security established.

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

	Net Income Per Share

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (6,627,344, 4,997,775 and 4,047,759 in 1999, 1998 and 1997, respectively).
Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (6,627,344, 5,032,950 and 4,047,759 in 1999, 1998 and 1997, respectively). Options in the amount of 35,175, are included in the diluted weighted average shares outstanding for 1998. Options in the amount of 320,000 and 300,000 were not included for 1999 and 1997, respectively, since they were anti-dilutive.

	Stock Option Plan

   	The Company's stock option plan is accounted for under the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion
No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense would be recorded on the date of grant only if the current market price on the underlying stock exceeds the exercise price. Included in Note 8 to these Financial Statements are the pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for
Stock-Based Compensation," which assumes the fair value based method of accounting had been adopted.

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

	Comprehensive Income

    	Comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items that are otherwise recorded directly in equity, such as unrealized gains or losses on securities available for sale.

	Reclassifications

    	Certain amounts in the financial statements for the prior years have been reclassified to conform to the statement presentation for the current year.

NOTE 2 - MORTGAGE LOANS RECEIVABLE

    	The following is a summary of the mortgage loans receivable at September 30, 1999 and 1998:

				                            Rate     Maturity     1999        1998
   Bonim Associates, Inc.
   Howell Township Property	    	9%      		1999	    $125,135   	$153,663



NOTE 3 - REAL ESTATE INVESTMENTS

   	The following is a summary of the cost and accumulated depreciation of the Company's land, buildings, improvements and equipment at September 30, 1999 and 1998:


                                                 Buildings,
                                                Improvements,     Accumulated
September 30, 1999                    Land      and Equipment     Depreciation

NEW JERSEY:
  Ramsey      Industrial Building  $  52,639     $ 1,175,214     $   584,395
  Somerset(1) Shopping Center         55,182       1,065,995         765,462
  Eatontown   Admin. Office              -0-           7,515           7,515
  South
   Brunswick  Industrial Building  1,128,000       4,120,487         863,990
PENNSYLVANIA:
  Monaca      Industrial Park        330,773       1,820,673       1,007,423
NEW YORK:
  Orangeburg  Industrial Building    694,720       2,977,372         649,903
NORTH CAROLINA:
  FayettevilleIndustrial Building    172,000       4,467,885         286,392
  Greensboro  Industrial Building    327,100       1,853,700         380,220
MISSISSIPPI:
  Jackson     Industrial Building    218,000       1,234,586         244,146
  Richland    Industrial Building    211,000       1,195,000         168,519
MASSACHUSETTS:
  Franklin    Industrial Building    566,000       4,148,000         584,951
KANSAS:
  Wichita     Industrial Building    268,000       1,518,000         214,087
IOWA:
  Urbandale   Industrial Building    310,000       1,758,000         247,913
MISSOURI:
  Liberty     Industrial Building    723,000       6,510,546         250,352
  O'Fallon    Industrial Building    264,000       3,302,000         380,857
VIRGINIA:
  Charlottes-
     ville    Industrial Building  1,170,000       2,845,000          36,474
  Virginia
    Beach     Industrial Building    384,600       2,150,000         192,941
ILLINOIS:
  Burr Ridge  Industrial Building    270,000       1,236,599          47,516
  Schaumburg  Industrial Building  1,039,800       3,694,321         236,805
MICHIGAN:
  Romulus     Industrial Building    531,000       3,653,883         140,460
FLORIDA:
  Jackson-
     ville    Industrial Building  1,165,000       4,668,080          59,845
NEBRASKA:
  Omaha       Industrial Building  1,170,000       4,425,500          56,735
                                 ___________     ___________      __________

   Total at September 30, 1999   $11,050,814     $59,828,356      $7,406,901
                                 ===========     ===========      ==========


 (1) This represents the Company's 2/3 undivided interest in the property.



NOTE 3 - REAL ESTATE INVESTMENTS (CONT'D)

                                                   Buildings,
                                                 Improvements,   Accumulated
September 30, 1998                    Land       and Equipment   Depreciation

NEW JERSEY:
  Ramsey      Industrial Building  $   52,639    $ 1,175,214     $  553,275
  Somerset(1) Shopping Center          55,182      1,065,995        726,584
  Eatontown   Admin. Office               -0-          7,517          3,008
  South
   Brunswick  Industrial Building   1,128,000      4,120,487        723,199
PENNSYLVANIA:
  Monaca      Industrial Park         330,773      1,797,526        930,492
NEW YORK:
  Monsey      Industrial Building     119,910      1,757,588        823,065
  Orangeburg  Industrial Building     694,720      2,977,372        555,371
NORTH CAROLINA:
  Fayette-
     ville    Industrial Building     172,000      4,467,885        171,835
  Greensboro  Industrial Building     327,100      1,853,700        321,335
MISSISSIPPI:
  Jackson     Industrial Building     218,000      1,233,500        204,423
  Richland    Industrial Building     211,000      1,195,000        137,877
MASSACHUSETTS:
  Franklin    Industrial Building     566,000      4,148,000        478,596
KANSAS:
  Wichita     Industrial Building     268,000      1,518,000        175,165
IOWA:
  Urbandale   Industrial Building     310,000      1,758,000        202,838
MISSOURI:
  Liberty     Industrial Building     723,000      6,507,000         13,903
  O'Fallon    Industrial Building     264,000      3,302,000        296,193
VIRGINIA:
  Virginia
     Beach    Industrial Building     384,600      2,150,000        137,815
ILLINOIS:
  Burr Ridge  Industrial Building     270,000      1,233,250         15,810
  Schaumburg  Industrial Building   1,039,800      3,694,321        142,083
MICHIGAN:
  Romulus     Industrial Building     531,000      3,650,000         46,775
                                   __________    ___________     __________

Total at September 30, 1998        $7,665,724    $49,612,355     $6,659,642
                                   ==========    ===========     ==========


 (1) This represents the Company's 2/3 undivided interest in the property.

NOTE 4 - ACQUISITIONS

Fiscal 1999

    	On December 11, 1998, the Company purchased an 88,140 square foot warehouse facility in Omaha, Nebraska. This warehouse facility is 100% net-leased to Federal Express Corporation. The total price, including closing costs, was approximately $5,596,000. The Company paid approximately $600,000 in cash, used approximately $900,000 of its revolving credit line with Summit Bank, and obtained a mortgage of $4,100,000. This mortgage payable is at an interest rate of 7.15% and is due January 1, 2014.

    	On March 16, 1999, the Company sold the warehouse facility located at 40 Robert Pitt Drive, Monsey, New York. The net proceeds from this sale amounted to $2,265,632 and resulted in a gain of $1,240,325. These funds were placed into an escrow account. This sale was part of a tax free exchange for the warehouse facility purchased on April 6, 1999.

    	On April 6, 1999, MREIC purchased a 49,900 square foot warehouse facility in Albemarle County, Virginia. This warehouse is 100% net-leased to Federal Express Corporation. The total purchase price, including closing costs was approximately $4,015,000. MREIC used $1,360,000 of its credit line with Summit Bank. On June 1, 1999, the Company secured a $2,750,000 mortgage at an interest rate of 6.90% which is due July 1, 2014.

    	On July 28, 1999, the Company purchased a 95,883 square foot warehouse facility in Jacksonville, Florida. This warehouse facility is 100% net-leased to Federal Express Corporation. The total purchase price, including closing costs, was approximately $5,833,000. The Company paid approximately $200,000 in cash, used approximately $1,600,000 of its revolving line of credit with Summit Bank and assumed a mortgage of approximately $4,100,000. This mortgage payable is at an interest rate of 6.92% and is due December 1, 2016.

Fiscal 1998

    	On December 18, 1997, the Company purchased a 12,477 square foot warehouse facility in Burr-Ridge, Illinois from SK Properties II, LLC, an unrelated entity. This warehouse facility is 100% net leased to Sherwin-Williams Company. The purchase price, including closing costs, was approximately $1,503,000. The Company paid approximately $120,000 in cash, used approximately $280,000 of its revolving line of credit with Summit Bank and obtained a mortgage of $1,100,000. This mortgage is at an interest rate of 8% and is due January 1, 2014.

    	On June 22, 1998, the Company purchased a 72,000 square foot warehouse facility in Romulus, Michigan from SK Properties I, LLC, an unrelated entity. This warehouse facility is 100% net leased to Federal Express Corporation. The purchase price, including closing costs, was approximately $4,181,000. The Company utilized $1,200,000 of its revolving credit line with Summit Bank and obtained a mortgage of $2,800,000. This mortgage is at an interest rate of 7.56% and is due June 22, 2013.

    	On August 26, 1998, the Company purchased a 98,200 square foot warehouse facility in Liberty, Missouri. This warehouse facility is 100% net-leased to Johnson Controls, Inc. The total price, including closing costs, was approximately $7,230,000. The Company obtained a mortgage for $4,800,000, used approximately $1,500,000 of its revolving credit line, and paid approximately $900,000 in cash. This mortgage is at an interest rate of 7.065% and matures March 1, 2013.

NOTE 5 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

    	The Company has approximately 1,650,000 square feet of property of which approximately 415,300 square feet or 25% is leased to Federal Express Corporation and approximately 282,000 square feet, or 17%, is leased to
Keebler Company.   Rental and occupancy charges from Federal Express
Corporation totaled approximately $2,070,000 and $716,000 and $286,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Rental and occupancy charges from Keebler Company totaled approximately $1,800,000, for each of the years ended September 30, 1999, 1998 and 1997. During 1999, 1998 and 1997, rental income and occupancy charges from properties leased to these companies approximated 49%, 39% and 38% of total rental and occupancy charges, respectively.

NOTE 6 - SECURITIES AVAILABLE FOR SALE

    	During the fiscal years ended September 30, 1999, 1998 and 1997, gross gains on sales of securities amounted to $-0-, $222,276, and $75,323 , respectively, which have been included in Investment and Other Income.

     Dividend income for the years ended September 30, 1999, 1998 and 1997 amounted to $651,657, $224,632 and $221,033, respectively. Interest income for the years ended September 30, 1999, 1998 and 1997 amounted to $115,270, $111,770 and $116,770, respectively.


NOTE 6 - SECURITIES AVAILABLE FOR SALE (CONT'D)

The following is a summary of Securities Available for Sale at September 30, 1999 and 1998:


                                  1999                         1998
                          Shares/
                         $ Amount     Cost      Market    Cost     Market

Debt Securities:
 Center Trust Inc.
  7.5% Subordinated
  dtd 12/27/93
  due 01/15/2001        450,000 $   425,010 $  428,625 $  329,550 $  333,376
 Sizeler Property 8%
  Convertible Subor-
  dinated dtd 5/13/93
  due 7/15/2003         869,000     809,238    808,170    713,800    720,937
                                ___________ __________ __________ __________

Total Debt Securities             1,234,248  1,236,795  1,043,350  1,054,313
                                ___________ __________ __________ __________

Equity Securities:
Preferred Stock:
 Associated Estates
  Realty Corp 9.75%
  Class A Cumulative
  Redeemable             6,000      135,004    121,878        -0-        -0-
 Bradley Real Estate
  Inc. 8.40%
  Convertible           21,000      500,626    479,073        -0-        -0-
 Crown American Realty
  Trust 11% Series      19,000      907,958    783,750        -0-        -0-
 First Union Real
  Estate Equity and
  Mortgage Investments
  8.4% Convertible
  Series A              18,000      381,810    400,500        -0-        -0-
 First Washington
  Realty Trust Inc.
  9.75% Partially
  Convertible Series A   5,000      129,438    137,500        -0-         -0-
   Kranzco Realty Trust
   9.5% Series D
   Cumulative
   Redeemable Shares     8,000      162,819    148,000        -0-         -0-
 Prime Retail Inc.
   Convertible Series B  6,000      101,368     83,628        -0-         -0-
 United Dominion Realty
   Trust 9.25% Series A
   Cumulative
   Redeemable           10,000      245,348    220,630        -0-         -0-
Common Stock:
 Associated Estates
   Realty Corp          90,000    1,018,456    826,920        -0-         -0-
 American Health
   Properties Inc       10,000      177,550    201,250        -0-         -0-
 American Industrial
   Properties REIT New  22,100      244,916    294,217        -0-         -0-
 Banyan Strategic
   Realty Trust         25,000      120,711    129,700        -0-         -0-
 Boddie Noell
   Properties Inc       45,000      492,761    450,000        -0-         -0-
 Center Trust Inc.      18,500      203,424    205,813    500,627     488,249
 Crown American Realty
   Trust                79,300      563,894    510,533        -0-         -0-
 East Group
   Properties Inc        7,000      132,023    126,875        -0-         -0-
 First Industrial
   Realty Trust         15,000      382,086    371,250        -0-         -0-
 First Washington
   Realty Trust         20,000      432,552    420,000        -0-         -0-
 IRT Property Company   25,500      248,782    229,500        -0-         -0-
 Mid Atlantic Realty
   Trust                20,000      218,799    208,760        -0-         -0-
 New Plan Excell
   Realty Inc            5,000       94,152     90,625        -0-         -0-
 Pacific Gulf
   Properties Inc        5,000      101,506     99,690        -0-         -0-
 Pennsylvania Real
   Estate Investment    37,000      762,519    698,375    232,000     205,000
 RFS Hotel Investors
   Inc                  20,000      250,430    230,000        -0-         -0-
 Sizeler Properties
   Investors Inc        70,500      616,071    612,504    115,700     108,000
 United Dominion
   Realty Trust Inc    108,000    1,169,313  1,208,304        -0-         -0-
 United Mobile Homes
   Inc (a related
    entity)            132,200    1,343,803  1,181,604    100,815     106,250
 Urstadt Biddle
    Properties Inc      25,000      198,342    173,222     85,932      88,688
 Weingarten Realty Inv   3,000      120,375    112,125        -0-         -0-
 Western Properties
    Trust               30,500      356,083    331,688        -0-         -0-
                                ___________ __________  _________   _________
 Total Equity Securities         11,812,919 11,087,914  1,035,074     996,187
                                ___________ __________  _________   _________

TOTAL SECURITIES
  AVAILABLE FOR SALE            $13,047,167$12,324,709 $2,078,424  $2,050,500
                                 ========== ==========  =========   =========


NOTE 7 - MORTGAGE NOTES AND LOANS PAYABLE

	The following is a summary of the mortgage notes payable at September 30, 1999 and 1998:

                 					    Fixed     Fiscal               Balance
Property                  Rate     Maturity      9/30/99         9/30/98

Orangeburg, New York      	7%	      	2004		    $1,494,955      $1,731,597

Jackson, Mississippi	     8.5%       2008		       585,868         628,610

Franklin, Massachusetts   	7%	      	2004		     1,701,949       1,971,357

Wichita, Kansas	        10.25%     		2016		     1,199,087       1,224,815

Urbandale, Iowa	          	7%      		2004	 	      810,726         939,059

Richland, Mississippi	    7.5%	     	2004		       592,110         671,526

O'Fallon, Missouri	       8.5%	     	2007	      1,856,710       2,010,090

Virginia Beach, VA        8.5%	     	2021	      1,433,063       1,455,163

Fayetteville, NC	         7.8%     		2006		     3,238,398       3,328,065

Schaumburg, IL	          8.48%     		2012		     3,212,812       3,347,211

Burr Ridge, IL		          8%       		2014		     1,057,253       1,083,579

Romulus, MI		            7.56%	     	2013	  	   2,668,102       2,774,605

Liberty, MS		           7.065%     		2013       4,585,896       4,784,105

Omaha, NE		             7.15%      		2014  		   3,982,316	            -0-

Charlottesville,VA	     6.90%	      	2014	  	   2,723,593             -0-

Jacksonville, FL	       6.92%      		2017		     4,094,921		           -0-
                                              ___________     ___________

Total Mortgage Notes Payable		    	           $35,237,759     $25,949,782
                                              ===========     ===========

Principal on the foregoing debt is scheduled to be paid as follows:

       	Year Ending September 30, 2000		  2,055,452
				                              2001		  2,213,652
				                              2002		  2,384,135
                                  2003    2,567,864
                                  2004    2,894,986
                  Thereafter             23,121,670
                                        ___________

                        						          $35,237,759
                                        ===========

Line of Credit

   	 The Company had an $8,000,000 line of credit with Summit at an interest rate of prime . This line of credit was reduced to $6,345,000 during 1999 due to the sale of the warehouse facility in Monsey, New York and is now secured by a second mortgage on the South Brunswick Industrial Building.
This line of credit expires on July 29, 2000. As of September 30, 1999, approximately $3,876,000 is available.

Margin Loan

    	During fiscal 1999, the Company purchased securities on margin. The margin loan is at 7.5% and due on demand. At September 30, 1999, the margin loan amounted to $4,478,000.


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

    	The Company elected to follow APB Opinion No. 25 in accounting for its stock option plan, and accordingly, no compensation cost has been recognized.
Had compensation cost been determined consistent with SFAS No. 123, the
Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:
	                      					       1999	            1998              1997
Net Income   		As reported	   		$3,796,760	      $2,499,922	      $1,881,154
              	Pro forma  	      3,787,777 	      2,378,034        1,865,941
Net Income
  Per share 		As reported-Basic
                and Diluted          	$.57	           	$.50             $.46
             	Pro forma - Basic	 	  	  .57          		  .48              .46
              Pro forma - Diluted  		  .57              .47              .46

   	The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively:
dividend yield of 9 %; expected volatility of 25 %; risk-free interest rates of 6.0% and 6.5 %, respectively, and expected lives of five years.

   	A summary of the status of the Company's stock option plan as of September 30, 1999, 1998 and 1997 is as follows:

					                    1999	              1998    	          1997
                       Weighted           Weighted            Weighted
                       Average            Average             Average
                       Exercise           Exercise            Exercise
                Shares      Price    Shares      Price   Shares      Price

Outstanding at
 beginning of
 year          	320,000     $6.34	   300,000     $6.28       -0-  	$  -0-
Granted				         -0-       -0-     20,000      7.25   300,000	    6.28
Exercised				       -0-       -0-        -0-       -0-       -0-
                _______              _______             _______
Outstanding at
 end of year	  	320,000      6.34    320,000      6.34   300,000     6.28
				            =======              =======             =======
Options
 exercisable
 at end of
 year          	320,000              300,000                 -0-
                =======              =======             =======

Weighted-average
 fair value of
 options granted
 during the year	             -0-                  .77                .61

The following is a summary of stock options outstanding as of September 30, 1999:

   	  Date of    Number of     Number of 	  Option	     Expiration
	      Grant      Grants    		  Shares		     Price		      Date

    	04/30/97      	10	        	135,000	   	$5.9375     	04/30/02
    	04/30/97	       2		        165,000	  	  6.5625	     04/30/02
    	04/30/98        2           20,000      7.2500      04/30/03

As of September 30, 1999, there were 430,000 shares available for grant under this plan.

NOTE 9 - INCOME FROM LEASES

    	The Company derives income primarily from operating leases on its commercial properties. In general, these leases are written for periods up to ten years with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rents due under noncancellable leases at September 30, 1999 are scheduled as follows: 2000 - $7,612,000; 2001 - $6,018,000; 2002 -
$5,071,000;  2003 - $4,963,000; 2004 - $4,154,000; thereafter - $12,309,000.

NOTE 10 - RELATED PARTY TRANSACTIONS

    	Eugene W. Landy received $3,200, for each of the years ended September 30, 1999, 1998 and 1997 as Director. The firm of Eugene W. Landy received $17,500, $103,500, $138,500 during the years ended 1999, 1998 and 1997,
respectively, as management and legal fees.  An accrual of $59,000,   was
made in each of the years ended September 30, 1999, 1998 and 1997 for pension and other benefits in accordance with Mr. Landy's employment agreement. Additionally, the Board of Directors has granted to Mr. Landy a loan of $100,000 at an interest rate of 10% due May 23, 2000. Principal and accrued interest is payable at maturity.

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

    	Cronheim Management Services received the sum of $161,146, $41,466 and $17,681 for management fees during the years ended 1999, 1998 and 1997, respectively. Effective August 1, 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income for management fees. The David Cronheim Company received $136,229, $45,786 and $46,188 in commissions in 1999, 1998 and 1997, respectively. Daniel Cronheim received $2,400, $3,200 and $3,200 for Director and Committee fees in 1999, 1998 and 1997, respectively.

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

    	Federal Excise Tax
	    The Company does not have an excise tax liability for the calendar years
1999, 1998 and 1997, since it intends to or has distributed all of its annual income.

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

    	Amounts received, including dividend reinvestment of $1,387,405, $1,116,555 in 1999 and 1998, respectively, and shares issued in connection with the Plan for the years ended September 30, 1999 and 1998 were as follows:

                         						     1999             1998

    	Amounts Received*	        		$9,578,367	     	$8,106,480
	    Shares Issued	            	  1,806,105    		  1,281,697

*These amounts are net of the 5% discount under the Plan. The total discount amounted to $284,751 and $307,766 during the fiscal years ended September 30, 1999 and 1998 respectively.

NOTE 13 - DISTRIBUTIONS

	The following cash distributions were paid to shareholders during the years ended September 30, 1999 and 1998:

                        					   1999                 			  1998

     	Quarter Ended		     Amount    Per Share   	    Amount   Per Share

     	December 31	    	$  823,275   	$.1375      $  591,580     	$.13
     	March 31	      	    904,454	    .14		         621,185	      .13
     	June 30	        	 1,012,376	    .145 		       702,755    	  .135
     	September 30		    1,068,633  	  .145		        752,491	      .135
                       __________    _____       __________      _____

        			            $3,808,738	  $.5675       $2,668,011      $ .53
                       ==========   ======       ==========      =====

     The above amounts do not include discounts under the Dividend Reinvestment and Stock Purchase Plan.

    	On September 22, 1999, the Company declared a dividend of $0.145 per share to be paid on December 15, 1999 to shareholders of record November 15, 1999.

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

    	The fair value of cash and cash equivalents and mortgage loans receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values. The fair value of mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.

NOTE 15 - CASH FLOW AND COMPREHENSIVE  INCOME  INFORMATION

    	Cash paid during the years ended September 30, 1999, 1998 and 1997, for interest is $2,607,520, $1,802,590 and $1,711,466, respectively.

    	During 1999, 1998 and 1997, the Company had $1,387,405, $1,116,555 and
$909,231, respectively, of dividends which were reinvested that required no cash transfers.

    	During 1999, proceeds from the sale of investment property totaling $2,265,632 were directly paid into an escrow account and required no cash transfers by the Company. These proceeds were used to purchase investment property.

    	In 1999, 1998 and 1997, equity securities available for sale are shown at fair value . The resultant portfolio (decrease) increase of $(722,458), $(27,924) and $394,933, respectively, relating to unrealized holding gains and losses is shown as a separate component of shareholders' equity.

    	The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income (Loss):

						1999  		1998		 1997
        	Unrealized holding (losses)
	         gains arising during the year    $(694,534) $(200,581)  $443,242
	        Less:  reclassification
          adjustment for gains realized
          in income        	         	           -0-	  (222,276)   (75,323)
                                           _________  _________   ________

        	Net unrealized (losses) gains     $(695,534)	$(422,857)  $367,919
                               					       =========  =========   ========

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              SEPTEMBER 30, 1999


 Column A               Column B          Column C               Column D
__________            __________   _______________________      __________
                                        Initial Cost
                                   _______________________
                                                 Buildings,   Capitalization
                                               Improvements    Subsequent to
Description          Encumbrances      Land    & Equipment      Acquisition
                     ____________  ____________  __________    ____________

Shopping Center:
 Somerset, NJ           $    -0-     $   55,182     $ 637,097     $ 428,898
Industrial Buildings:

  Ramsey, NJ                  -0-        52,639       291,500       883,714
  Monaca, PA                  -0-       330,773       878,081       942,590
  Orangeburg, NY        1,494,955       694,720     2,977,372           -0-
  South Brunswick,NJ          -0-     1,128,000     4,087,400        33,087
  Greensboro, NC              -0-       327,100     1,853,700           -0-
  Jackson, MS             585,868       218,000     1,233,500         1,086
  Franklin, MA          1,701,949       566,000     4,148,000           -0-
  Wichita, KS           1,199,087       268,000     1,518,000           -0-
  Urbandale, IO           810,726       310,000     1,758,000           -0-
  Richland, MS            592,110       211,000     1,195,000           -0-
  O'Fallon, MO          1,856,710       264,000     3,302,000           -0-
  Virginia Beach, VA    1,433,063       384,600     2,150,000           -0-
  Fayetteville, NC      3,238,398       172,000     4,467,885           -0-
  Schaumburg, IL        3,212,812     1,039,800     3,694,321           -0-
  Burr Ridge, IL        1,057,253       270,000     1,233,250         3,349
  Romulus, MI           2,668,102       531,000     3,650,000         3,883
  Liberty, MO           4,585,896       723,000     6,507,000         3,546
  Omaha, NE             3,982,316     1,170,000     4,425,500           -0-
  Charlotteville, VA    2,723,593     1,170,000     2,845,000           -0-
  Jacksonville, FL      4,094,921     1,165,000     4,668,080           -0-
                      ___________   ___________   ___________    __________
                      $35,237,759   $11,050,814   $57,520,686    $2,300,153
                      ===========   ===========   ===========    ==========

*Buildings and Improvements reacquired in 1986.


                             SCHEDULE III (CONT'D)
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                             SEPTEMBER 30, 1999

Column A                             Column E(1)(2)
                            Gross Amount at Which Carried
                                  September 30, 1999

Description                 Land      Bldg, Equip & Imp.       Total
____________            ____________  _________________       ____________


Shopping Center:
   Somerset, NJ         $    55,182      $ 1,065,995          $ 1,121,177
Industrial Buildings:
  Ramsey, NJ                 52,639        1,175,214            1,227,853
  Monaca, PA                330,773        1,820,673            2,151,446
  Orangeburg, NY            694,720        2,977,372            3,672,092
  South Brunswick,NJ      1,128,000        4,120,487            5,248,487
  Greensboro, NC            327,100        1,853,700            2,180,800
  Jackson, MS               218,000        1,234,586            1,452,586
  Franklin, MA              566,000        4,148,000            4,714,000
  Wichita, KS               268,000        1,518,000            1,786,000
  Urbandale, IO             310,000        1,758,000            2,068,000
  Richland, MS              211,000        1,195,000            1,406,000
  O'Fallon, MO              264,000        3,302,000            3,566,000
  Virginia Beach, VA        384,600        2,150,000            2,534,600
  Fayetteville, NC          172,000        4,467,885            4,639,885
  Schaumburg, IL          1,039,800        3,694,321            4,734,121
  Burr Ridge, IL            270,000        1,236,599            1,506,599
  Romulus, MI               531,000        3,653,883            4,184,883
  Liberty, MO               723,000        6,510,546            7,233,546
  Omaha, NE               1,170,000        4,425,500            5,595,500
  Charlotteville, VA      1,170,000        2,845,000            4,015,000
  Jacksonville, FL        1,165,000        4,668,080            5,833,080
                        ___________      ___________          ___________

                        $11,050,814      $59,820,841          $70,871,655
                        ===========      ===========          ===========

*Buildings and Improvements reacquired in 1986.


                                     Page 46A


                              SCHEDULE III (CONT'D)
                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 1999



Column A                    Column F     Column G     Column H     Column I
____________                ____________ ____________ ___________ ____________

                           Accumulated     Date of      Date      Depreciable
Description                Depreciation  Construction  Acquired      Life
___________                ____________  ____________  _________  ___________

Shopping Center:
  Somerset, NJ             $  765,462       1970         1970        10-33
Industrial Buildings:
  Ramsey, NJ                  584,395       1969         1969         7-40
  Monaca, PA                1,007,423       1977         1977*      5-31.5
  Orangeburg, NY              649,903       1990         1993        31.5
  South Brunswick,NJ          863,990       1974         1993        31.5
  Greensboro, NC              380,220       1988         1993        31.5
  Jackson, MS                 244,146       1988         1993         39
  Franklin, MA                584,951       1969         1994         39
  Wichita, KS                 214,087       1974         1994         39
  Urbandale, IO               247,913       1985         1994         39
  Richland, MS                168,519       1986         1994         39
  O'Fallon, MO                380,857       1989         1994         39
  Virginia Beach, VA          192,941       1976         1996         39
  Fayetteville, NC            286,392       1996         1997         39
  Schaumburg, IL              236,805       1997         1997         39
  Burr Ridge, IL               47,516       1997         1997         39
  Romulus, MI                 140,460       1998         1998         39
  Liberty, MO                 250,352       1997         1998         39
  Omaha, NE                    56,735       1999         1999         39
  Charlotteville, VA           36,474       1998         1999         39
  Jacksonville, FL             59,845       1998         1999         39
                          ___________

                          $ 7,399,386
                          ===========


*Buildings and Improvements reacquired in 1986.

                                     Page 46B


                  MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                                SCHEDULE III
               REAL ESTATE AND ACCUMULATED DEPRECIATION (CONT'D)

(1) Reconciliation

                          						         REAL ESTATE INVESTMENTS

                          					    9/30/99		    9/30/98		    9/30/97

Balance-Beginning of Year       $57,270,562  $44,222,954		 $34,718,945
                                 __________   __________    __________
 Additions:
  	Acquisitions	                 15,443,582   12,914,250		   9,374,006
	  Improvements           			        35,009      133,358       130,003
                                ___________  ___________   ___________
Total Additions		                15,478,591   13,047,608		   9,504,009
                                ___________  ___________   ___________
  	Sales	                   			(  1,877,498)         -0-           -0-
                                ___________  ___________   ___________

Balance-End of Year (1)         $70,871,655  $57,270,562 		$44,222,954
                                ===========  ===========   ===========




               						ACCUMULATED DEPRECIATION

                         					    9/30/99		     9/30/98		    9/30/97

Balance-Beginning of Year	     	$6,656,634  		$5,481,022	 	$4,494,322

	Depreciation		               	  1,594,945 		  1,175,612      986,700
	Sales				                        (852,193)		        -0-          -0-
                                __________    __________   __________

Balance-End of Year          			$7,399,386	  	$6,656,634   $5,481,022
                              		==========	   ==========   ==========

                  MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                            NOTES TO SCHEDULE III
                               SEPTEMBER 30,

(1)	Reconciliation
                          					      1999		       1998		       1997

Balance - Beginning of Year    		$57,270,562 		$44,222,954		$34,718,945
                                 ___________   ___________  ___________
Additions:

     Ramsey, New Jersey		               -0-	        45,000        6,375
     Somerset, New Jersey		             -0-            -0-        3,600
     Monaca, Pennsylvania		          23,147	 	      40,204	      85,060
     Monsey, New York		                 -0-		       15,067       34,968
     Orangeburg, New York		          	  -0-	       		  -0-    			   -0-
     South Brunswick, New Jersey	       -0-         33,087		    	   -0-
     Greensboro, North Carolina		       -0-	       		  -0-	    		   -0-
     Jackson, Mississippi		          1,086			          -0-		        -0-
     Franklin, Massachusetts       			  -0-       			  -0-          -0-
     Wichita, Kansas				                -0-			         -0-          -0-
     Urbandale, Iowa				                -0-			         -0-	         -0-
     Richland, Mississippi			           -0-			         -0-			       -0-
     O'Fallon, Missouri				             -0-			         -0-          -0-
     Virginia Beach, Virginia			        -0-		          -0-          -0-
     Fayetteville, North Carolina	      -0-            -0-    4,639,885
     Schaumburg, Illinois	              -0-            -0-    4,734,121
     Burr Ridge, Illinois             3,349	     1,503,250          -0-
     Romulus, Michigan                3,883      4,181,000          -0-
     Liberty, Missouri                3,546      7,230,000          -0-
     Omaha, Nebraska              5,595,500            -0-          -0-
     Charlottesville, Virginia    4,015,000            -0-          -0-
     Jacksonville, Florida        5,833,080            -0-          -0-
                                 __________     __________    _________
       Total Additions           15,478,591     13,047,608    9,504,009
Sales:
     Monsey, New York            (1,877,498)           -0-          -0-
                                 __________     __________    _________

Balance - End of Year		         $70,871,655    $57,270,562	 $44,222,954
				                             ==========	    =========	   ==========


(2)	The aggregate cost for Federal tax purposes approximates historical cost.

                              SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  December 22, 1999			By:  /s/Eugene W. Landy
                						          Eugene W. Landy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  December 22, 1999			By:  /s/Eugene W. Landy
							                         Eugene W. Landy, President and Director

Date:  December 22, 1999			By:  /s/Ernest V. Bencivenga
							                         Ernest V. Bencivenga, Treasurer and
                                Director

Date:  December 22, 1999			By:  /s/Anna T. Chew
                         							Anna T. Chew, Controller and Director

Date:  December 22, 1999			By:  /s/Daniel D. Cronheim
                         							Daniel D. Cronheim, Director

Date:  December 22, 1999			By:  /s/Boniface DeBlasio
                         							Boniface DeBlasio, Director

Date:  December 22, 1999			By:  /s/Charles P. Kaempffer
                         							Charles P. Kaempffer, Director

Date:  December 22, 1999			By:  /s/Samuel A. Landy
                         							Samuel A. Landy, Director

Date:  December 22, 1999			By:  /s/W. Dunham Morey
                         							W. Dunham Morey, Director

Date:  December 22, 1999			By:  /s/Robert G. Sampson
                         							Robert G. Sampson, Director