Form 10-Q
period 1999-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2000-02-14
CIK 67625

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

                                         OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from _______________ to ______________

     For the Quarter ended                   Commission File
       December 31, 1999                       No 2-29442

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

The number of shares or other units outstanding of each of the issuer's classes of securities as of January 18, 2000 was 7,904,618.

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
             FOR THE QUARTER ENDED DECEMBER 31, 1999



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


           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         BALANCE SHEETS
         AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 1999

                                             12/31/99       9/30/99

  ASSETS
Real Estate Investments:
  Land                                      $11,050,814  $11,050,814
  Buildings, Improvements and Equipment,
    Net of Accumulated Depreciation of
    $7,819,519 and $7,406,901, respectively  52,061,259   52,421,455
  Mortgage Loans Receivable                         -0-      125,135
                                             __________   __________
Total Real Estate Investments                63,112,073   63,597,404

Cash and Cash Equivalents                       182,745    1,242,457
Securities Available for Sale at Fair Value  12,707,335   12,324,709
Interest and Other Receivables                  739,821      558,348
Prepaid Expenses                                 33,684       64,001
Lease Costs, Net of Accumulated Amortization    113,965      120,803
Investment in Hollister '97, L.L.C.             925,399      925,399
Other Assets                                    704,634      591,837
                                             __________   __________
TOTAL ASSETS                                $78,519,656  $79,424,958
                                             ==========   ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage Notes Payable                    $34,738,087  $35,237,759
  Loans Payable                               6,631,709    6,947,038
  Deferred Gain-Installment Sale                    -0-       88,631
  Other Liabilities                             876,042      874,853
                                             __________   __________
Total Liabilities                            42,245,838   43,148,281
                                             __________   __________
Shareholders' Equity:
  Common Stock-Class A-$.01 Par Value,
    16,000,000 Shares Authorized,
    7,830,174 and 7,509,649 Shares Issued
    and Outstanding, respectively                78,302       75,096
  Common Stock-Class B-$.01 Par Value,
    100,000 Shares Authorized, No Shares
    Issued or Outstanding                           -0-          -0-
  Additional Paid-In Capital                 38,309,749   36,924,039
  Accumulated Other Comprehensive Loss      (2,114,233)    (722,458)
  Undistributed Income                              -0-          -0-
                                             __________   __________
Total Shareholders' Equity                   36,273,818   36,276,677
                                             __________   __________
TOTAL LIAIBILITES AND SHAREHOLDERS' EQUITY  $78,519,656  $79,424,958
                                             ==========   ==========

                            Unaudited
         See Accompanying Notes to Financial Statements
                             Page 3


           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                      STATEMENTS OF INCOME
       FOR THREE  MONTHS ENDED DECEMBER 31, 1999  AND 1998


                                          1999            1998
INCOME:
  Rental and Occupancy Charges        $2,295,288     $1,837,898
  Interest and Other Income              393,702         80,960
                                       _________      _________
     Total Income                      2,688,990      1,918,858
                                       _________      _________
EXPENSES:
  Interest Expense                       778,513        541,339
  Real Estate Taxes                      336,732        139,043
  Operating Expenses                     158,372        132,589
  Office and General Expenses            152,485        163,680
  Depreciation                           412,618        385,446
                                       _________      _________
     Total Expenses                    1,838,720      1,362,097
                                       _________      _________
INCOME BEFORE GAINS                      850,270        556,761
  Gain on Sale of Assets -
    Investment Property                   88,631          6,000
                                       _________      _________
NET INCOME                            $  938,901     $  562,761
                                       =========      =========
NET INCOME PER SHARE
  Basic and Diluted                         $.12           $.10
                                       =========      =========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and Diluted                    7,643,996      5,917,362
                                       =========      =========








                            Unaudited
         See Accompanying Notes to Financial Statements
                             Page 4


           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                    STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                               1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                               $  938,901    $  562,761
  Noncash Items Included in Net Income:
    Depreciation                              412,618       385,446
    Amortization                               26,838        23,523
    Gain on Sales of Assets-
      Investment Property                    (88,631)       (6,000)
  Changes In:
    Interest and Other Receivables          (181,473)      (85,335)
    Prepaid Expenses                           30,317        63,265
    Other Assets and Lease Costs            (132,797)      (15,088)
    Other Liabilities                           1,189       225,528
                                           __________    __________
NET CASH PROVIDED BY OPERATING ACTIVITIES   1,006,962     1,154,100
                                           __________    __________
CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on Installment Sales            125,135        12,044
  Additions to Land, Buildings,
    Improvements and Equipment               (52,422)   (5,602,630)
  Purchase of Securities
    Available for Sale                    (1,774,401)   (1,004,264)
                                           __________    __________
NET CASH USED BY INVESTING ACTIVITIES     (1,701,688)   (6,594,850)
                                           __________    __________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                       2,350,000     2,005,503
  Principal Payments on Loans             (2,665,329)   (1,935,382)
  Proceeds from Mortgages                         -0-     4,100,000
  Principal Payments on Mortgages           (499,672)     (367,160)
  Financing Costs on Debt                         -0-      (45,100)
  Proceeds from Issuance of
    Class A Common Stock                    1,174,779     2,161,350
  Dividends Paid                            (724,764)     (514,386)

NET CASH (USED) PROVIDED BY FINANCING      __________    __________
  ACTIVITIES                                (364,986)     5,404,825
                                           __________    __________
NET DECREASE IN CASH AND CASH EQUIVALENTS (1,059,712)      (35,925)
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                       1,242,457       147,976
                                           __________    __________
  END OF PERIOD                            $  182,745    $  112,051
                                           ==========    ==========
                            Unaudited
         See Accompanying Notes to Financial Statements
                             Page 5

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at December 31,1999 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 1999 have been omitted.

NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. There were no options included in the diluted weighted average shares outstanding for the three months ended December 31, 1999 and 1998. Options for 320,000 shares were excluded for the three months ended December 31, 1999 and 1998 since they were anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

     Total   comprehensive  income (loss) for  the  three  months
ended December 31, 1999 and 1998 is as follows: $(452,874) and $579,262, respectively.

NOTE 4 - REAL ESTATE INVESTMENTS

      On November 5, 1999, the mortgage loan receivable on the installment sale of the Bonim Associates property was fully repaid. This resulted in the recognition of the remaining deferred gain of $88,631.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On December 15, 1999, the Company paid $1,111,424 as a dividend of $.145 per share to shareholders of record November
15,  1999.

     For  the three months ended December 31,  1999,  the Company received  $1,561,439 from  the  Dividend Reinvestment  and  Stock
Purchase  Plan   (DRIP).   There   were  320,525  shares  issued,
resulting in 7,830,174 shares outstanding.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash   paid   during   the three months ended  December  31,
1999   and    1998   for  interest  was  $778,513  and  $541,339,
respectively.

     During  the three months ended December 31,  1999 and  1998,
the   Company  had  dividend   reinvestments  of   $386,660   and
$308,889,  respectively,  which required no cash transfers.

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided by operating activities of $1,006,962 for the current three months as compared to $1,154,100 for the prior period. The Company raised $1,561,439 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan
(DRIP). Dividends paid for the three months ended December 31, 1999 amounted to $1,111,424.

       Securities available for sale increased by $382,626 primarily as a result of additional purchases of $1,774,401 offset by an increase in the unrealized loss of $1,391,775. Management believes that this decline in value is temporary in nature.

          Mortgage notes payable decreased by $499,672 during the
three  months  ended  December  31,  1999.   This  decrease   was
primarily the result of  principal repayments.

      Loans payable decreased by $315,329 during the three months ended December 31, 1999. This decrease was the result of repayments of $2,665,329 offset by additional take-downs in the amount of $2,350,000 of the Company's revolving credit line.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

           Rental and occupancy charges increased for the three months ended December 31, 1999 to $2,295,288 as compared to $1,837,898 for the three months ended December 31, 1998. These increases were due primarily to acquisitions made during fiscal 1999.

     Interest and other income increased by $312,742 for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. This was due primarily to an increase in investment income as the result of the increase in securities available for sale.

      Interest expense increased by $237,174 for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. This was primarily the result of additional borrowings for the new acquisitions made during fiscal 1999.

     Real estate taxes increased by $197,689 for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. This was due to the new acquisitions made during fiscal 1999 as well as the reassessment of a warehouse facility in Illinois during the second quarter of fiscal 1999. Since the tenant leases provide for the payment of real estate taxes by the tenants, there was a corresponding increase in occupancy charges.

      Depreciation  expense increased by $27,172  for  the  three months  ended  December 31, 1999 as compared to the three  months
ended  December  31,  1998.  This was due to   the   real  estate
acquisitions in fiscal 1999.

     Gain On Sales Of Assets - Investment Property increased by $82,631 for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. This was due to the payoff of the installment sale mortgage loan on the Bonim Associates property.

     Funds from operations (FFO), is defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation. FFO which includes gains on the installment sale of land in the amount of $88,631 and $6,000 for the three months ended December 31, 1999 and 1988, respectively, increased to $1,351,519 for the three months ended December 31, 1999 from $948,207 for the three months ended December 31, 1998. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.


LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities amounted to $1,006,962 and $1,154,100 during the three months ended December
31,  1999 and 1998, respectively.

     The Company owns twenty-one properties of which sixteen carried mortgage loans totaling $34,738,087 at December 31, 1999. The Company has been raising capital through its DRIP and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

YEAR 2000

      The Company has experienced no significant impact of its operations or its ability to accurately process financial information due to a Year 2000 related issue. In addition, the Company has no information that indicates a significant tenant, vendor or service provider may be unable to meet their rental obligations, sell goods or provide services to the Company because of Year 2000 issues. The Company will continue to monitor its operations for Year 2000 related issues.

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


                             MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date:  February 14, 2000           By:  /s/ Eugene W. Landy
                                            Eugene W. Landy
                                            President



Date:  February 14, 2000           By:  /s/ Anna T. Chew
                                            Anna T. Chew
                                            Controller