Form 10-Q
period 2000-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2000-05-12
CIK 67625

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March  31, 2000

                                         OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from _________ to__________

          For the Quarter ended         Commission File
             March 31, 2000               No 2-29442

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

                Delaware                         22-1897375
      (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)       Identification No.)

       3499 Route 9 North, Suite 3-C, Freehold, NJ   07728
     (Address of Principal Executive Office)      (Zip Code)

Registrant's telephone number, including area code: (732) 577-9997

         125 Wyckoff Road, Eatontown, New Jersey  07724
 _______________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No  ___
The number of shares or other units outstanding of each of the issuer's classes of securities as of April 15, 2000 was 8,196,668.

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
              FOR THE QUARTER ENDED MARCH 31, 2000


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

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         BALANCE SHEETS
           AS OF MARCH 31, 2000 AND SEPTEMBER 30, 1999

                                                  3/31/00        9/30/99

  ASSETS
Real Estate Investments:
  Land                                          $11,745,814    $11,050,814
  Buildings, Improvements and Equipment,
    Net of Accumulated Depreciation of
    $8,238,261 and $7,406,901, respectively      55,009,998     52,421,455
  Mortgage Loans Receivable
                                                        -0-        125,135
                                                 __________     __________
Total Real Estate Investments                    66,755,812     63,597,404

Cash and Cash Equivalents                           167,059      1,242,457
Securities Available for Sale at Fair Value      14,036,886     12,324,709
Interest and Other Receivables                      717,938        558,348
Prepaid Expenses                                     51,437         64,001
Lease Costs, Net of Accumulated Amortization        100,123        120,803
Investment in Hollister '97, L.L.C.                 925,399        925,399
Other Assets                                        589,979        591,837
                                                 __________     __________
TOTAL ASSETS                                    $83,344,633    $79,424,958
                                                 ==========     ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage Notes Payable                        $37,226,459    $35,237,759
  Loans Payable                                   7,852,411      6,947,038
  Deferred Gain-Installment Sale                        -0-         88,631
  Other Liabilities                                 877,466        874,853
                                                 __________     __________
Total Liabilities                                45,956,336     43,148,281
                                                 __________     __________

Shareholders' Equity:
  Common Stock-Class A-$.01 Par Value, 16,000,000
    Shares Authorized, 8,172,597 and 7,509,649
    Shares Issued and Outstanding, respectively      81,726         75,096
  Common Stock-Class B-$.01 Par Value, 100,000 Shares
    Authorized, No Shares Issued or Outstanding         -0-            -0-
  Additional Paid-In Capital                     39,630,226     36,924,039
  Accumulated Other Comprehensive Loss          (2,323,655)      (722,458)
  Undistributed Income
                                                        -0-            -0-
                                                 __________     __________
Total Shareholders' Equity                       37,388,297     36,276,677
                                                 __________     __________

TOTAL LIAIBILITES AND SHAREHOLDERS' EQUITY      $83,344,633    $79,424,958
                                                 ==========     ==========


                            Unaudited
         See Accompanying Notes to Financial Statements
                             Page 3


           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                      STATEMENTS OF INCOME
    FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                              3 Months     6 Months    3 Months     6 Months
                                 Ended        Ended       Ended        Ended
                               3/31/00      3/31/00     3/31/99      3/31/99
INCOME:
  Rental and Occupancy
Charges                     $2,072,216   $4,367,504  $2,099,402   $3,937,300
  Investment and Other
Income                         481,197      874,899     157,081      238,041
                             _________    _________   _________    _________
     Total Income            2,553,413    5,242,403   2,256,483    4,175,341
                             _________    _________   _________    _________
EXPENSES:
  Interest Expense             825,377    1,603,890     627,728    1,169,067
  Real Estate Taxes             26,571      363,303     288,231      427,274
  Operating Expenses           176,674      335,046     208,510      341,099
  Office and General Expenses  183,970      336,455     176,669      340,349
  Depreciation                 418,742      831,360     404,370      789,816
                             _________    _________   _________    _________
     Total Expenses          1,631,334    3,470,054   1,705,508    3,067,605
                             _________    _________   _________    _________
INCOME BEFORE GAINS            922,079    1,772,349     550,975    1,107,736
  Gain on Sale of Assets -
    Investment Property            -0-       88,631   1,246,325    1,252,325
                             _________    _________   _________    _________
NET INCOME                  $  922,079   $1,860,980  $1,797,300   $2,360,061
                             =========    =========   =========    =========
NET INCOME PER SHARE
  Basic and Diluted         $      .12   $      .24  $      .28   $      .38
                             =========    =========   =========    =========
WEIGHTED AVERAGE SHARES
OUTSTANDING
  Basic and Diluted          7,978,326    7,810,581   6,389,558    6,151,882
                             =========    =========   =========    =========





                            Unaudited
         See Accompanying Notes to Financial Statements
                             Page 4



           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                    STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                                                  2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                     $1,860,980     $2,360,061
  Noncash Items Included in Net Income:
    Depreciation                                    831,360        789,816
    Amortization                                     55,750         54,863
    Gain on Sales of Assets-
       Investment Property                      (   88,631)    (1,252,325)
    Gain on Sales of Securities
       Available for Sale                          (57,342)            -0-
  Changes In:
    Interest and Other Receivables                (159,590)         63,867
    Prepaid Expenses                                 12,564       (27,932)
    Other Assets and Lease Costs                  ( 33,212)      (295,383)
    Other Liabilities                                 2,613         18,813
                                                 __________     __________
NET CASH PROVIDED BY OPERATING ACTIVITIES         2,424,492      1,711,780
                                                 __________     __________
CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on Installment Sales                  125,135         20,225
  Additions to Land, Buildings,                 (4,114,903)    (5,598,000)
Improvements and Equipment
  Purchase of Securities Available
for Sale                                        (3,528,916)    (4,952,012)
  Proceeds from Sale of Securities
Available for Sale                                  272,884            -0-
                                                 __________     __________
NET CASH USED  BY INVESTING ACTIVITIES         ( 7,245,800)   (10,529,787)
                                                 __________     __________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                             4,118,288      4,739,104
  Principal Payments on Loans                   (3,212,915)    (2,035,382)
  Proceeds from Mortgages                         3,000,000      4,100,000
  Principal Payments on Mortgages               (1,011,300)    (  780,282)
  Financing Costs on Debt                               -0-       (54,620)
  Proceeds from Issuance of
Class A Common Stock                              2,348,977      4,241,616
  Dividends Paid                                (1,497,140)    (1,080,923)
                                                 __________     __________
NET CASH PROVIDED BY FINANCING ACTIVITIES         3,745,910      9,129,513
                                                 __________     __________
NET  INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             (1,075,398)        311,506
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                             1,242,457        147,976
                                                 __________     __________
  END OF PERIOD                                 $   167,059    $   459,482
                                                 ==========     ==========

                            Unaudited
         See Accompanying Notes to Financial Statements
                             Page 5


           MONMOUTH REAL ESTATE INVESTMENT CORPORATION

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 1999 have been omitted.

NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. There were no options included in the diluted weighted average shares outstanding for the three and six months ended March 31, 2000 and 1999. Options for 320,000 shares were excluded for the three and six months ended March 31, 2000 and 1999 since they were anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

     Total   comprehensive  income,  including  unrealized  gains
(losses) on securities available for sale, for the three and six months ended March 31, 2000 and 1999 is as follows:

                              March 31, 2000   March 31, 1999

     Three Months                   $712,657      $1,365,698
     Six Months                      259,783       1,944,960

NOTE 4 - REAL ESTATE INVESTMENTS

      On November 5, 1999, the mortgage loan receivable on the installment sale of the Bonim Associates property was fully repaid. This resulted in the recognition of the remaining deferred gain of $88,631.

     On February 18, 2000, the Company purchased an 85,500 square foot warehouse facility in Cincinnati, Ohio from Scannell
Properties #18, LLC, an unrelated entity. This warehouse facility is 100% net leased to Federal Express Ground. The purchase price, including closing costs, was approximately $4,037,000. The Company paid approximately $149,000 in cash, used approximately $888,000 of its Revolving Line of Credit with Summit Bank and obtained a mortgage for $3,000,000. This mortgage payable is at an interest rate of 8.25% and is due March 31, 2015.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On March 15, 2000, the Company paid $1,162,508 as a dividend of  $.145 per share to shareholders of record February 15,  2000.
Total  dividends  paid for the six months ended  March  31,  2000 amounted to $2,273,932.

     For  the  six  months  ended March  31,  2000,  the  Company received  $3,125,769  from the Dividend  Reinvestment  and  Stock
Purchase  Plan   (DRIP).   There  were  662,948  shares   issued,
resulting in 8,172,597 shares outstanding.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the six months ended March 31, 2000 and 1999 for interest was $1,603,890 and $1,169,067, respectively.

     During  the  six months ended March 31, 2000 and  1999,  the
Company  had  dividend reinvestments of  $776,792 and   $646,806,
respectively, which required no cash transfers.

     During the six months ended March 31, 1999, proceeds from the sale of investment property totaling $2,246,253 were directly paid into an escrow account and required no cash transfers by the Company.

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided by operating activities of $2,424,492 for the current six months as compared to $1,711,780 for the prior period. The Company raised $3,125,769 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP). Dividends paid for the six months ended March 31, 2000 amounted to $2,273,932.

      Securities  available  for  sale  increased  by  $1,712,177 primarily as a result of additional purchases of $3,528,916 offset by sales of $215,542 and an increase in the unrealized losses of $1,601,197. Management believes that this decline in value is temporary in nature.

           Mortgage notes payable increased by $1,988,700  during
the six months ended March 31, 2000.  This increase was primarily
due   to  the  additional  mortgage  of  $3,000,000  on  the  new acquisition offset by principal repayments of $1,011,300.

      Loans payable increased by $905,373 during the six months ended March 31, 2000. This increase was the result of additional take-downs in the amount of $4,118,288 of the Company's revolving credit line offset by repayments of $3,212,915.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

           Rental and occupancy charges decreased for the three months ended March 31, 2000 to $2,072,216 as compared to
$2,099,402 for the three months ended March 31, 1999. This decrease was due primarily to the sale of the Monsey property and additional occupancy charges associated with the reassessment of a warehouse facility in Illinois in the second quarter of fiscal 1999. Rental and Occupancy charges increased for the six months ended March 31, 2000 to $4,367,504 as compared to $3,937,300 for the six months ended March 31, 1999. This increase was a result of the new acquisitions made in 1999.

     Interest and other income increased by $324,116 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Interest and Other Income increased by $636,858 for the six months ended March 31, 2000 as compared to the six months ended March 31, 1999. This was due primarily to an increase in investment income as the result of the increase in securities available for sale.

      Interest expense increased by $197,649 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Interest expense increased by $434,823 for the six months ended March 31, 2000 as compared to the six months ended March 31, 1999. This was primarily the result of additional borrowings for the new acquisitions made during fiscal 2000 and 1999.

     Real estate taxes decreased by $261,660 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Real estate taxes decreased by $63,971 for the six months ended March 31, 2000 as compared to March 31, 1999. This was due primarily to the sale of the Monsey property as well as the reassessment of a warehouse facility in Illinois during the second quarter of fiscal 1999. Since the tenant's lease provides for the payment of real estate taxes by the tenant, there was a corresponding change in occupancy charges.

      Depreciation expense increased by $14,372 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Depreciation expense increased by $41,544 for the six months ended March 31, 2000 as compared to the six months ended March 31, 1999. This was due to the real estate acquisitions in the second half of fiscal 1999.

      Gain on Sales of Assets - Investment Property decreased by $1,246,325 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Gain on Sales of Assets
- Investment Property decreased by $1,163,694 for the six months ended March 31, 2000 as compared to the six months ended March 31, 1999. This was due to the sale of the Monsey property in fiscal 1999 partially offset by the payoff of the installment sale mortgage loan on the Bonim Associates property in fiscal 2000.

      Funds from operations (FFO), is defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation. FFO which includes gains on the installment sale of land in the amount of $88,631 and $12,000 for the six months ended March 31, 2000 and 1999, respectively, increased to $2,692,340 for the six months ended March 31, 2000 from $1,909,552 for the six months ended March 31, 1999. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.


LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities amounted to $2,424,492 and $1,711,780 for the six months ended March 31, 2000 and 1999, respectively.

      The Company owns twenty-two properties of which seventeen carried mortgage loans totaling $37,226,459 at March 31, 2000. The Company has been raising capital through its DRIP and investing in net leased industrial properties and securities of other real estate investment trusts. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

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


                    MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date:  May  10, 2000          By:/s/  Eugene W. Landy
                                      Eugene W. Landy
                                      President



Date:  May 10, 2000           By:/s/  Anna T. Chew
                                      Anna T. Chew
                                      Controller