Form 10-Q
period 2000-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2000-08-11
CIK 67625

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

                                         OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

              THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from _______________ to______________

For the Quarter ended                               Commission File
   June 30, 2000                                      No 2-29442

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

               125 Wyckoff Road, Eatontown, New Jersey 07724
-----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X          No
The number of shares or other units outstanding of each of the issuer's classes of securities as of July 15, 2000 was 8,352,993.

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
               FOR THE QUARTER ENDED JUNE 30, 2000


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


           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         BALANCE SHEETS
           AS OF JUNE  30, 2000 AND SEPTEMBER 30, 1999

                                              6/30/00    9/30/99
  ASSETS
Real Estate Investments:
  Land                                      $11,745,814  $11,050,814

  Buildings, Improvements and Equipment,
    Net of Accumulated Depreciation of
    $8,669,241 and $7,406,901,respectively   54,588,973   52,421,455

  Mortgage Loans Receivable                       -0-        125,135
                                             __________   __________

Total Real Estate Investments                66,334,787   63,597,404


Cash and Cash Equivalents                       153,403    1,242,457
Securities Available for Sale at Fair Value  15,652,574   12,324,709
Interest and Other Receivables                  734,953      558,348
Prepaid Expenses                                 60,296       64,001
Lease Costs, Net of Accumulated Amortization     89,253      120,803
Investment in Hollister '97, L.L.C.             925,399      925,399
Other Assets                                    734,638      591,837
                                             __________   __________
TOTAL ASSETS                                $84,685,303  $79,424,958

                                             ==========   ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage Notes Payable                    $36,673,137  $35,237,759
  Loans Payable                               8,379,678    6,947,038
  Deferred Gain-Installment Sale                    -0-       88,631
  Other Liabilities                             895,432      874,853
                                             __________   __________
Total Liabilities                            45,948,247   43,148,281
                                             ----------   ----------

Shareholders' Equity:
  Common Stock-Class A-$.01 Par Value,16,000,000
    Shares Authorized, 8,315,793 and 7,509,649
    Shares Issued and Outstanding,respetively    83,158       75,096
  Common Stock-Class B-$.01 Par Value,
  100,000 Shares Authorized, No Shares Issued
  or Outstanding                                    -0-          -0-
  Additional Paid-In Capital                 40,029,988   36,924,039
  Accumulated Other Comprehensive Loss       (1,376,090)    (722,458)
  Undistributed Income                              -0-          -0-
                                             __________   __________
Total Shareholders' Equity                   38,737,056   36,276,677
                                             __________   __________


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $84,685,303  $79,424,958
                                             ==========   ==========

                            Unaudited
         See Accompanying Notes to Financial Statements
                             Page 3

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                      STATEMENTS OF INCOME
   FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999


                                3 Months    3 Months   9 Months    9 Months
                                 Ended       Ended      Ended        Ended
                                6/30/00     6/30/99    6/30/00     6/30/99

(S)
INCOME:
  Rental and Occupancy Charges $2,100,008  $2,019,749  $6,467,512  $5,957,049
  Interest and Other Income       468,208     241,567   1,343,107     479,608
                                ---------   ---------   ---------   ---------

  Total Income                  2,568,216   2,261,316   7,810,619   6,436,657
                                ---------   ---------   ---------   ---------

EXPENSES:
  Interest Expense                846,981     687,773   2,450,871   1,856,840
  Real Estate Taxes                23,643     153,304     386,946     580,578
  Operating Expenses              124,872     179,210     459,918     520,309
  Office and General              258,804     197,868     595,259     538,217
  Depreciation                    430,980     373,284   1,262,340   1,163,100
                                ---------   ---------   ---------   ---------

     Total Expenses             1,685,280   1,591,439   5,155,334   4,659,044
                                ---------   ---------   ---------   ---------

INCOME BEFORE GAINS               882,936     669,877   2,655,285   1,777,613

Gain on Sale of Assets -
    Investment Property               -0-       6,000      88,631   1,258,325
                                ---------   ---------   ---------   ---------

NET INCOME                     $  882,936  $  675,877  $2,743,916  $3,035,938
                                =========   =========   =========   =========


NET INCOME PER SHARE
  Basic and Diluted            $      .11  $      .10  $      .35  $      .47
                                =========   =========   =========   =========

WEIGHTED AVERAGE SHARES
OUTSTANDING
  Basic and Diluted             8,223,967   6,792,206   7,939,734   6,401,371
                                =========   =========   =========   =========


                            Unaudited
         See Accompanying Notes to Financial Statements
                             Page 4


           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                    STATEMENTS OF CASH FLOWS
        FOR THE NINE  MONTHS ENDED JUNE 30,2000 AND 1999


                                               2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                 $2,743,916   $3,035,938
  Noncash Items Included in Net Income:
    Depreciation                              1,262,340    1,163,100
    Amortization                                101,742       80,789
    Gain on Sales of Assets-Investment
      Property                                  (88,631   (1,258,325)
    Gain on Sales of Securities Available
      for Sale                                  (57,342)         -0-
  Changes In:
    Interest and Other Receivables            ( 176,605)      91,761
    Prepaid Expenses                              3,705       46,403
    Other Assets and Lease Costs               (212,993)      50,621
    Other Liabilities                            20,579      28,6376
                                              ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES     3,596,711    3,238,923
                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on Installment Sales              125,135       28,528
  Additions to Land, Buildings,
  Improvements and Equipment                 (4,124,858)  (7,364,247)
  Purchase of Securities Available for
   Sale                                      (4,197,039)   (9,937,249)
  Proceeds from Sale of Securities
Available for Sale                              272,884           -0-
                                              ---------     ---------

NET CASH USED  BY INVESTING ACTIVITIES       (7,923,878)  (17,272,968)
                                              ---------    ----------



CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                         5,118,288     9,939,942
  Principal Payments on Loans                (3,685,648)   (6,535,000)
  Proceeds from Mortgages                     3,000,000     6,850,000
  Principal Payments on Mortgages            (1,564,622)   (1,201,205)
  Financing Costs on Debt                           -0-      (112,493)
  Proceeds from Issuance of Class A Common
    Stock                                     2,655,638     6,823,159
  Dividends Paid                             (2,285,543)   (1,738,635)
                                              ---------     ---------
NET CASH  PROVIDED BY FINANCING
  ACTIVITIES                                  3,238,113    14,025,768
                                              ---------    ----------

NET  DECREASE IN CASH AND CASH
   EQUIVALENTS
                                             (1,089,054)       (8,277)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                         1,242,457       147,976
                                              ---------     ---------
  END OF PERIOD                              $  153,403    $  139,699
                                              =========     =========

                            Unaudited
         See Accompanying Notes to Financial Statements
                             Page 5

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 1999 have been omitted.

NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. There were no options included in the diluted weighted average shares outstanding for the three and nine months ended June 30, 2000 and 1999. Options for 320,000 shares were excluded for the three and nine months ended June 30, 2000 and 1999 since they were anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

     Total   comprehensive  income,  including  unrealized  gains
(loss) on securities available for sale, for the three and nine months ended June 30, 2000 and 1999 is as follows:

                             June 30, 2000         June 30, 1999

     Three Months               $1,830,501           $1,421,660
     Nine months                 2,090,284            3,366,620

NOTE 4 - REAL ESTATE INVESTMENTS

      On November 5, 1999, the mortgage loan receivable on the installment sale of the Bonim Associates property was fully repaid. This resulted in the recognition of the remaining deferred gain of $88,631.

     On February 18, 2000, the Company purchased an 85,500 square foot warehouse facility in Cincinnati, Ohio from Scannell Properties #18, LLC, and unrelated entity. This warehouse facility is 100% net leased to Federal Express Ground. The purchase price, including closing costs, was approximately $4,037,000. The Company paid approximately $149,000 in cash, used approximately $888,000 of its Revolving Line of Credit with Summit Bank and obtained a mortgage of $3,000,000. This mortgage payable is at an interest rate of 8.25% and is due March 31, 2015.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On June 15, 2000,  the Company paid $1,189,695 as a dividend
of  $.145  per share  to  shareholders of record May  15,   2000.
Total  dividends  paid for the nine months ended  June  30,  2000 amounted to $3,463,627.

     For   the  nine  months ended June 30,  2000,   the  Company
received  $3,833,722 from  the  Dividend Reinvestment  and  Stock
Purchase  Plan   (DRIP).   There   were  806,144  shares  issued,
resulting in 8,315,793 shares outstanding.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the nine months ended June 30, 2000 and 1999 for interest was $2,450,871 and $1,856,840, respectively.

     During  the nine months ended June 30,  2000 and 1999,   the
Company   had   dividend   reinvestments   of    $1,178,084   and
$1,001,470,  respectively,  which required no cash transfers.

     During the nine months ended June 30, 1999, proceeds from the sale of investment property totaling $2,246,253 were directly paid into an escrow account and required no cash transfers by the Company.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

     In  March 2000, the Financial Accounting Standards Board
(FASB) issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". The interpretation clarifies certain issues with respect to the application of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The interpretation results in a number of changes in the application of APB Opinion No. 25 including, the accounting for modifications to equity awards as well as extending APB Opinion No. 25 accounting treatment to options granted to outside directors for their services as directors. The provisions of the interpretation were effective July 1, 2000 and apply prospectively, except for certain modifications to equity awards made after December 15, 1998. The initial adoption of the interpretation did not have a significant impact on the Company's financial statements.

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided by operating activities of $3,596,711 for the current nine months as compared to $3,238,923 for the prior period. The Company raised $3,833,722 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan
(DRIP). Dividends paid for the nine months ended June 30, 2000 amounted to $3,463,627.

      Securities  available  for  sale  increased  by  $3,327,865 primarily as a result of additional purchases of $4,197,039 partially offset by sales of $215,542 and an increase in the unrealized loss of $653,632. Management believes that this decline in value is temporary in nature. Net unrealized losses on securities available for sale has declined by $947,565 or 41% from $2,323,655 at March 31, 2000.

           Mortgage notes payable increased by $1,435,378 during the nine months ended June 30, 2000. This increase was primarily due to the additional mortgage of $3,000,000 on the new acquisition partially offset by principal repayments of $1,564,622.

     Loans payable increased by $1,432,640 during the nine months ended June 30, 2000. This increase was the result of additional take-downs in the amount of $5,118,288 of the Company's revolving credit line partially offset by repayments of $3,685,648.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

           Rental and occupancy charges increased for the three months ended June 30, 2000 to $2,100,008 as compared to $2,019,749 for the three months ended June 30, 2000. Rental and Occupancy charges increased for the nine months ended June
30,  1999  to $6,467,512 as compared to $5,957,049 for  the  nine months ended June 30, 2000. These increases were a result of the new acquisitions made in 1999 and 2000 and additional occupancy charges due to the reassessment of a warehouse facility in Illinois partially offset by the sale of the Monsey property.

     Investment and Other Income increased by $226,641 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Investment and Other Income increased by $863,499 for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999. This was due primarily to an increase in investment income as the result of the increase in securities available for sale.

      Interest expense increased by $159,208 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Interest expense increased by $594,031 for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999. This was primarily the result of additional borrowings for the new acquisitions and purchases of securities available for sale made during fiscal 2000 and 1999.

     Real estate taxes decreased by $129,661 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Real estate taxes decreased by $193,632 for the nine months ended June 30, 2000 as compared to June 30, 1999. This was due primarily to the sale of the Monsey property as well as the retroactive reassessment of a warehouse facility in Illinois
during  the  fiscal 1999.   Since  the  tenantleases   provide
for the payment of real estate taxes by the tenants, there was a corresponding increase in occupancy charges.

     Operating expenses decreased by $54,338 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Operating expenses decreased by $60,391 for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999. These decreases were due primarily to the sale of the Monsey property.

      Office and General Expenses increased by $60,936 for the three months ended June 30,
2000 as compared to the three months ended June 30, 1999. Office and General Expenses increased by $57,042 for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999. These increases were due primarily to an increase in professional fees.

      Depreciation expense increased by $57,696 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Depreciation expense increased by $99,240 for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999. This was due to the real estate acquisitions in fiscal 1999.

     Gain On Sales Of Assets - Investment Property decreased by $6,000 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Gain on Sales of Assets - Investment Property decreased by $1,169,694 for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999. This was due to the sale of the Monsey property in fiscal 1999 partially offset by the payoff of the installment sale mortgage loan on the Bonim Associates property in fiscal 2000.

     Funds from operations (FFO), is defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation. FFO which includes gains on the installment sale of land in the amount of $88,631 and $12,000 for the nine months ended June 30, 2000 and 1999, respectively, increased to $4,006,256 for the nine months ended June 30, 2000 from $2,952,713 for the nine months ended June 30, 1999. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities amounted to $3,596,711 and $3,238,923 during the nine months ended June 30, 2000 and 1999, respectively.


     The Company owns twenty-two properties of which seventeen carried mortgage loans totaling $36,673,137 at June 30, 2000. The Company has been raising capital through its DRIP and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.


     The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases. In management's opinion, newly built facilities leased to The Federal Express Corporation (FDX) subsidiaries meet this criteria. The Company is considering five FDX (or FDX subsidiaries) leased properties for purchase. This could result in a concentration of FDX and FDX subsidiary leased properties. This is a risk factor that shareholders should consider. FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company's shareholders. Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only on closing.



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



     ITEM 1:  LEGAL PROCEEDINGS - None

     ITEM 2:  CHANGES IN SECURITIES - None

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES - None

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Shareholders was held on April 27,
              2000 to elect a Board of Directors for the ensuing year and to approve the selection of Independent Auditors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

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


                             MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date:  August 10, 2000        By: /s/  Eugene W. Landy
                                       Eugene W. Landy
                                       President



Date:  August 10, 2000        By: /s/  Anna T. Chew
                                       Anna T. Chew
                                       Controller