Form 10-K
period 2000-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2000-12-27
CIK 67625

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                               FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2000

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period ___________________ to ____________________
                 Commission File Number        0-4258

              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
        (Exact name of registrant as specified in its charter)
Delaware                                          22-1897375
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)           Identification No.)
          3499 Route 9 North, Suite 3-C, Freehold, NJ   07728
      (Address of Principal Executive Offices )        (Zip Code)

Registrant's telephone number, including area code:   (732) 577-9997

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

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $40,212,511 (based on 8,144,306 shares of common stock at the closing price of $4 15/16 per share) as of December 7, 2000.

      There were 8,903,303 shares of common stock outstanding as of December 7, 2000.

       Documents Incorporated by Reference: Exhibits incorporated by reference are listed in Part IV, Item 14 (a) (3).

                                PART  I


ITEM 1 - BUSINESS

      Monmouth Real Estate Investment Corporation (the Company) is a corporation operating as a qualified real estate investment trust under Sections 856-858 of the Internal Revenue Code.

      Currently, the Company derives its income primarily from real estate rental operations. The Company has approximately 1,733,000 square feet of property, of which approximately 501,000 square feet, or 29%, is leased to Federal Express Corporation and 246,000 square feet, or 14%, is leased to Keebler Company. During 2000, 1999 and 1998 rental and occupancy charges from properties leased to these companies approximated 52%, 49% and 39%, respectively, of total rental and occupancy charges.

      At September 30, 2000, the Company had investments in twenty-two properties. (See Item 2 for detailed description of the properties.) These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia and Ohio. All properties are managed by a management company. All properties are leased on a net basis except Monaca, Pennsylvania.

      The Company does not have an advisory contract. Its properties are managed by Cronheim Management Services. Effective August 1, 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income on certain properties for management fees. Cronheim Management Services provides sub-agents as regional managers for the Company's properties and compensates them out of this management fee. Cronheim Management Services received $199,432, $161,146, and $41,466 in 2000, 1999 and 1998,
respectively,  for the management of various properties.

        The  David  Cronheim Company received $14,347,  $136,229,  and
$45,786   in  lease  brokerage commissions in  2000,  1999  and  1998, respectively.

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

       The Company continues to invest in both debt and equity securities of other real estate investment trusts (REITs). Based on current market conditions, management believes that the price of those REIT shares are at a discount from the value of the underlying properties. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of the funds. Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.

      In fiscal 2000, the Company paid approximately $4,000,000 for a net-leased industrial property. In fiscal 2001, the Company anticipates acquisitions of approximately $30,000,000. The funds for these acquisitions may come from the Company's available line of credit, other bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

     The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases. In management's opinion, newly built facilities leased to the Federal Express Corporation (FDX) or FDX subsidiaries meet this criteria. The Company is considering two properties for purchase leased to FDX or FDX subsidiaries. This could result in an additional concentration of properties leased to FDX and FDX subsidiaries. This is a risk factor that shareholders should consider. FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company's shareholders. Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only on closing.

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

              ITEM 2 - DETAILED DESCRIPTION OF PROPERTIES


      The Company operates as a real estate investment trust. Its portfolio is primarily in equity holdings, some of which have been long-term holdings carried on the financial statements of the Company at depreciated cost. It is believed that their current market values exceed both the original cost and the depreciated cost. The following is a brief description of the Company's equity holdings at September 30, 2000. (See Item 14, Schedule III for additional information on Real Estate and Accumulated Depreciation and Item 14, Note 7 of the Notes to the Financial Statements for a discussion of encumbrances on these equity holdings).

SOMERSET, NEW JERSEY

      The Company owns a two-thirds undivided interest in this Somerset, New Jersey shopping center. The remaining one-third interest is owned by D & E Realty, an unrelated entity. All assets, liabilities, income and expense are allocated to the owners based upon their respective ownership percentages. The total rentable space in this shopping center is approximately 42,800 square feet. In addition, 21,365 square feet of land was leased to Taco Bell, Inc. on which a freestanding restaurant was completed during 1993. This shopping center was 97% occupied at September 30, 2000. The main store lease expires on September 30, 2005. The Company's portion of the annual gross rental income on this facility was approximately $314,000.

RAMSEY, NEW JERSEY

      Ramsey Industrial Park, located on E. Crescent Avenue in Ramsey, New Jersey is a 42,719 square foot building net-leased to Bogen Photo, Inc. This lease expires on September 30, 2001. The current annual gross rental income is approximately $224,000. This lease has been extended to September 30, 2006 at an annual rent of $279,000.

MONACA, PENNSYLVANIA

      The Moor Industrial Park is located in Monaca, Pennsylvania. It consists of approximately 292,000 feet of rentable space located on 23 acres. The leases are all short term at relatively low rents compared to the Company's other properties. The current annual gross rental income is approximately $465,000. At September 30, 2000, this property was 74% occupied. This property has 1,200 feet of undeveloped river frontage.

ORANGEBURG, NEW YORK

       This 50,400 square foot warehouse facility, located in Orangeburg, New York, is net-leased to the Keebler Company. The average annual rental income over the term of the lease, which expires on December 31, 2000, is approximately $433,000. This lease has been extended to December 31, 2003 at an annualized rent of $323,000 per annum.

SOUTH BRUNSWICK, NEW JERSEY

      This 144,520 square foot warehouse facility, located in South Brunswick, New Jersey, is net-leased to McMaster Carr Supply Co. This lease expires on December 31, 2000. The average annual rental income over the term of the lease is $614,000. McMaster Carr Supply Co. has exercised a one year renewal option at a rent of $650,000 per annum.

GREENSBORO, NORTH CAROLINA

       This 40,560 square foot distribution center, located in Greensboro, North Carolina is net-leased to the Keebler Company. This lease expires February 14, 2003. The average annual rental income over the term of the lease is approximately $233,000.

JACKSON, MISSISSIPPI

      This 26,340 square foot warehouse facility, located in Jackson, Mississippi, is net-leased to the Keebler Company. The average annual rental income over the term of the lease is approximately $169,000. This lease expires September 30, 2003. The Keebler Company is in the process of sub-leasing this facility.

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

URBANDALE, IOWA

     This 36,150 square foot warehouse facility, located in Urbandale, Iowa, is net-leased to the Glazers Distributors of Iowa, Inc. The average annual rental income over the term of the lease is approximately $127,000. This lease expires June 30, 2003.

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

VIRGINIA BEACH, VIRGINIA

      This 67,926 square foot warehouse facility, located in Virginia Beach, Virginia, is 100% net- leased to the Raytheon Service Company. The annual rental income is approximately $307,000. This lease expires February 28, 2001. Raytheon Service Company has sub-leased this facility.

FAYETTEVILLE, NORTH CAROLINA

       This 148,000 square foot warehouse facility, located in Fayetteville, North Carolina, is 100% net-leased to the Belk Enterprises, Inc. The average annual rental income over the term of the lease is approximately $473,000. This lease expires June 4, 2006.

SCHAUMBURG, ILLINOIS

       This 73,500 square foot warehouse facility, located in Schaumburg, Illinois, is 100% net-leased to the Federal Express Corporation. The average annual rental income over the term of the lease is approximately $463,000. This lease expires April 1, 2007.

TETERBORO, NEW JERSEY

      The Company is a partner in a limited liability company, Hollister `97, LLC, representing a 25% ownership interest. The sole business of this LLC is the ownership and operation of the Hollister Corporate Park in Teterboro, New Jersey. Under the agreement, the Company is to receive a cumulative preferred 11% annual return on its investment.

BURR RIDGE, ILLINOIS

      This 12,477 square foot warehouse facility, located in Burr Ridge, Illinois, is 100% net-leased to the Sherwin-Williams Company. The average annual rental income over the term of the lease is $151,000. This lease expires on October 31, 2009.

ROMULUS, MICHIGAN

      This 72,000 square foot warehouse facility, located in Romulus, Michigan, is 100% net-leased to the Federal Express Corporation. The average annual rental over the term of the lease is approximately $396,000. This lease expires on November 30, 2007.

LIBERTY, MISSOURI

      This 98,200 square foot warehouse facility, located in Liberty, Missouri, is 100% net- leased to the Johnson Controls, Inc. The average annual rental income over the term of the lease is approximately $705,000. This lease expires on December 18, 2007. Johnson Controls, Inc. has sub-leased this facility.

OMAHA, NEBRASKA

      This 88,140 square foot warehouse facility, located in Omaha, Nebraska, is 100% net-leased to the Federal Express Corporation. The average annual rental income over the term of the lease is approximately $516,000. This lease expires October 31, 2008.

CHARLOTTESVILLE, VIRGINIA

       This 49,900 square foot warehouse facility, located in Charlottesville, Virginia, is 100% net-leased to the Federal Express Corporation. The average annual rental income over the term of the lease is approximately $363,000. This lease expires October 31, 2008.

JACKSONVILLE, FLORIDA

       This 95,883 square foot warehouse facility, located in Jacksonville, Florida, is 100% net-leased to the Federal Express Corporation. The average annual rental income over the term of the lease is approximately $526,000. This lease expires May 31, 2008.

UNION CITY, OHIO

      This 85,508 square foot warehouse facility, located in Union City, Ohio, was purchased in fiscal 2000. This warehouse facility is 100% net-leased to RPS Ground, a subsidiary of the Federal Express Corporation. The average annual rental income over the term of the lease is approximately $393,000. This lease expires August 1, 2009.

ITEM 3 - LEGAL PROCEEDINGS

     None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 2000.



                                PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      The shares of Class A common stock of Monmouth Real Estate Investment Corporation are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ symbol MNRTA). The per share range of high and low market prices and distributions paid to shareholders during each quarter of the last two years were as follows:

                   2000                                1999
               Market Price                         Market Price
   Fiscal   High    Low   Distrib.     Fiscal    High   Low    Distrib.
    Qtr.                                Qtr.

  First     5.375   4.625     $.145    First     6.125  5.000   $ .1375
  Second    5.188   4.500      .145    Second    5.500  5.125     .1400
  Third     5.375   4.563      .145    Third     5.875  5.250     .1450
  Fourth    5.375   4.813      .145    Fourth    5.625  5.250     .1450
                               ____                               _____
                              $ .58                             $ .5675
                                ===                                ====

      The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     On September 30, 2000, the closing price was $5.00.

      As of September 30, 2000, there were approximately 1,071 shareholders of record who held shares of Class A common stock of the Company.

      It is the Company's intention to continue distributing quarterly dividends. On September 20, 2000 the Company declared a dividend of
$.145 per share to be paid on December 15, 2000 to shareholders of record November 15, 2000.


ITEM 6 - SELECTED FINANCIAL DATA

      The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended September 30, 2000. This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

                                           September 30,

                      2000          1999         1998        1997      1996

INCOME STATEMENT DATA:

Total Income      $10,397,973 $ 8,751,219 $ 6,963,825 $ 5,798,699 $ 4,607,434
Total Expenses      6,897,207   6,214,993   4,493,595   3,965,002   3,233,584
Gains on Sales of
  Assets-Investment
  Property             88,631   1,260,534      29,692      47,457      22,249
Net Income          3,589,397   3,796,760   2,499,922   1,881,154   1,396,099
Net Income Per
   Share - Basic
   and Diluted          .44         .57          .50         .46         .39



BALANCE SHEET
DATA:

Total Assets      $86,003,905 $79,424,958 $55,582,845 $44,942,723 $32,538,076
Long-Term
   Obligations     33,780,968  33,182,307  24,436,941  20,498,016  14,197,529
Shareholders'
   Equity          41,013,926  36,276,677  27,404,822  19,889,288  16,109,382



OTHER
INFORMATION:

Average Number
   Of Shares
   Outstanding      8,078,877   6,627,344   4,997,775   4,047,759   3,584,364
Funds from
Operations*       $ 5,292,384 $ 4,220,279 $ 3,647,345 $ 2,821,902 $ 2,226,079
Cash Dividends
   Per Share            .58        .5675         .53         .51         .50


*Defined  as  net income, excluding gains (or losses)  from  sales  of
depreciable   assets   plus   depreciation,   plus   adjustments   for
unconsolidated  partnerships ($84,601 for 1999).    Includes  gain  on
sale  of  land  of  $88,631 in 2000.   Funds from  Operations  do  not
replace  net  income determined in accordance with generally  accepted accounting principles  (GAAP) as a measure of performance or net  cash flows as a measure of liquidity.  Funds from Operations is not a  GAAP measure  of  operating  performance and  should  be  considered  as  a supplemental  measure of operating performance  used  by  real  estate investment trusts.


ITEM 6 - SELECTED FINANCIAL DATA (CONT'D)

                   SUMMARY OF OPERATIONS BY PROPERTY
                   FOR THE YEARS ENDED SEPTEMBER 30,

                                        2000        1999        1998
         Net Rental Income
Somerset, New Jersey                 $  247,795 $   257,143 $   262,871
Ramsey, New Jersey                      157,488     165,994     180,278
Monaca, Pennsylvania                    187,031     190,435     191,100
Monsey, New York                            -0-     115,534     154,411
Orangeburg, New York                    220,767     203,916     198,855
South Brunswick, New Jersey             412,634     404,304     712,373
Greensboro, North Carolina              192,358     182,442      93,498
Jackson, Mississippi                     72,937      70,372      71,881
Franklin, Massachusetts                 278,733     259,637     254,003
Wichita, Kansas                          31,117      23,714      27,198
Urbandale, Iowa                          88,628     110,817     106,012
Richland, Mississippi                    58,738      51,872      52,418
O'Fallon, Missouri                      101,646      85,811      82,100
Virginia Beach, Virginia                110,359     107,227      99,402
Fayetteville, North Carolina             89,158      93,972      84,451
Schaumburg, Illinois                     80,094      64,422      72,551
Burr Ridge, Illinois                     41,756       9,448      32,872
Romulus, Michigan                        93,874      90,261       9,276
Liberty, Missouri                       206,755     120,806      11,766
Omaha, Nebraska                         113,526     121,793         -0-
Charlottesville, Virginia                94,450      77,251         -0-
Jacksonville, Florida                   114,921    (18,300)         -0-
Union City, Ohio                         41,177         -0-         -0-
                                      _________   _________   _________
           Net Rental Income          3,035,942   2,788,871   2,697,316

Net Investment and Other Income       1,253,695     465,602     472,898
                                      _________   _________   _________
           TOTAL                      4,289,637   3,254,473   3,170,214


General & Administrative Expenses     (788,871)   (718,247)   (699,984)
                                      _________   _________   _________

      Income Before Gains             3,500,766   2,536,226   2,470,230

Gain on Sale of Assets-Investment
  Property                               88,631   1,260,534      29,692
                                      _________   _________   _________

      NET INCOME                    $ 3,589,397 $ 3,796,760 $ 2,499,922
                                      =========   =========   =========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    Liquidity and Capital Resources

       Monmouth  Real  Estate  Investment  Corporation  (the  Company)
operates as a real estate investment trust deriving its income primarily from real estate rental operations. At September 30, 2000, the Company's shareholders' equity increased to $41,013,926 as compared to $36,276,677 in 1999.

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

      The Company's focus is on equity investments. During the past eight years, the Company purchased nineteen net-leased warehouse facilities at an aggregate cost of approximately $70,000,000.

      The Company financed these purchases primarily through mortgages on its acquisitions. The Company also has a secured $6,345,000 line of credit of which approximately $3,237,000 was available at September 30, 2000. Interest is at Prime and is due monthly. This credit line expires on November 29, 2002.

      The Company expects to make additional real estate investments from time to time. In 2001, the Company plans to acquire approximately $30,000,000 of net-leased industrial properties. The funds for these acquisitions may come from the Company's available line of credit, other bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

      The Company also invests in debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin. During fiscal 2000, the Company increased its securities portfolio by approximately $4,500,000. Although the securities portfolio at September 30, 2000 has experienced an approximate 3% decline in value from cost, management believes that this is temporary in nature.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


     Funds generated are expected to be sufficient to meet debt service requirements and capital expenditures of the Company.

     Cash provided from operating activities amounted to $4,583,749 in 2000 as compared to $4,493,792 in 1999 and $3,431,422 in 1998.

      At September 30, 2000, the Company had total liabilities of $44,989,979 and total assets of $86,003,905. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

      The Company has a Dividend Reinvestment and Stock Purchase Plan. During 2000, a total of $5,734,589 in additional capital was raised. The success of the Plan has resulted in a substantial improvement in the Company's liquidity and capital resources in 2000. It is anticipated, although no assurances can be given, that a comparable level of participation will continue in the Plan in fiscal 2001. Therefore, the Company anticipates that the Plan will result in further increased liquidity and capital resources in fiscal 2001.

Results of Operations

      The Company's activities primarily generate rental income. Net income for the fiscal year ended September 30, 2000 was $3,589,397 as compared to $3,796,760 in 1999 and $2,499,922 in 1998. Net rental income for the fiscal year ended September 30, 2000 was $3,035,942 as compared to $2,788,871 in 1999 and $2,697,316 in 1998. The following is a discussion of the results of operations by location for 2000 as compared to 1999 and 1999 as compared to 1998:

     Somerset, New Jersey
     During 2000, net rental income decreased primarily as a result of an increase in management fees. During 1999, net rental income remained relatively stable as compared to 1998.

     Ramsey, New Jersey
     Net rental income decreased during 2000 as compared to 1999 and 1999 as compared to 1998 primarily as a result of an increase in professional fees.

     Monaca, Pennsylvania
     Net rental income remained relatively stable for 2000, 1999 and 1998.

     Monsey, New York
     Due to the sale of the property in March, 1999, net rental income decreased for 2000 and 1999 as compared to 1998.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


     Orangeburg, New York
     Net rental income increased in 2000 as compared to 1999 due to lower interest costs on related borrowings outstanding. Net rental income remained relatively stable in 1999 as compared to 1998.

     South Brunswick, New Jersey
     Net rental income remained relatively stable in 2000 as compared to 1999. Net rental income decreased during 1999 as compared to 1998 due primarily to a lease extension by Amway Corporation from July 1, 1997 to December 31, 1997 at a monthly rental of $162,585 which was triple the normal rent. The new monthly rental is $51,184.

     Greensboro, North Carolina
     Net rental income increased in 2000 as compared to 1999 due to an increase in tenant reimbursements. Net rental income increased in 1999 as compared to 1998 due to a decrease in interest expense as a result of the payoff of the mortgage on this property during 1998.

     Jackson, Mississippi
     Net  rental  income remained relatively stable during 2000,  1999 and 1998.

     Franklin, Massachusetts
     Net  rental  income  increased during 2000 as  compared  to  1999
     primarily  due  to  an  increase in tenant   reimbursement.   Net
     rental income remained relatively stable during  1999 and 1998.

     Wichita, Kansas
     Net  rental  income remained relatively stable during 2000,  1999 and 1998.

     Urbandale, Iowa
     Net rental income decreased during 2000 as compared to 1999 primarily due to a decrease in rent from a new lease. Net rental income remained relatively stable during 1999 and 1998.

     Richland, Mississippi
     Net  rental  income remained relatively stable during 2000,  1999 and 1998.

     O'Fallon, Missouri
     Net rental income increased in 2000 as compared to 1999 primarily due to lower interest costs on related borrowings outstanding. Net rental income remained relatively stable during 1999 and 1998.

     Virginia Beach, Virginia
     Net rental income remained relatively stable in 2000 as compared to 1999. Net rental income increased during 1999 as compared to 1998 as a result of an increase in tenant reimbursements.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


     Fayetteville, North Carolina
     Net rental income remained relatively stable in 2000 as compared to 1999. Net rental income increased during 1999 as compared to 1998 due to an increase in tenant reimbursements.

     Schaumburg, Illinois
     Net rental income increased in 2000 as compared to 1999 due to an increase in tenant reimbursements. Net rental income decreased in 1999 as compared to 1998 due to an increase in management fees.

     Burr Ridge, Illinois
     Net rental income increased in 2000 as compared to 1999 due primarily to an increase in tenant reimbursements. Net rental income decreased in 1999 as compared to 1998 due to an increase in depreciation expense over 1998's half year convention.

     Romulus, Michigan
     Net rental income remained relatively stable in 2000 as compared to 1999. Net rental income increased in 1999 as compared to 1998 due to a full year's income and expenses.

     Liberty, Missouri
     Net rental income increased in 2000 as compared to 1999 due to accelerated depreciation expense recognized in 1999. Net rental income increased in 1999 as compared to 1998 due to a full year's income and expenses.

     Omaha, Nebraska
     Net  rental  income  remained relatively stable  during  2000  as
     compared  to  1999.   This  warehouse facility  was  acquired  in
     December, 1998.

     Charlottesville, Virginia
     Net rental income increased during 2000 as compared to 1999 due to a full year's income and expenses. This warehouse facility was acquired in April, 1999.

     Jacksonville, Florida
     Net rental income increased during 2000 as compared to 1999 due to a full year's income and expenses. The excess of expenses over income for 1999 was due to the half year convention for depreciation expense.

     Union City, Ohio
     This warehouse facility was acquired in February, 2000. It is net-leased to RPS Ground, a subsidiary of the Federal Express Corporation. Average monthly rental over the term of the lease is $32,755.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


     The Company also generated net investment and other income from its investments in securities available for sale, mortgages receivable and Hollister `97, LLC. Net interest and other income increased during 2000 as compared to 1999 primarily due to the increase in securities available for sale and to a gain of $110,960 on the sale of securities available for sale. Net interest and other income decreased in 1999 as compared to 1998 due to the gain on sale of securities available for sale in 1998 partially offset by an increase in dividend income as a result of the purchases of additional securities. These securities have a dividend yield in excess of 10%.

      General and administrative expenses increased during 2000 as compared to 1999 primarily as a result of increased personnel costs. During 1999, general and administrative expenses remained relatively stable as compared to 1998.

      Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation, plus adjustments for unconsolidated partnerships ($-0-, $84,601, and $-0- for 2000, 1999 and 1998, respectively), increased from $3,647,345 for the year ended September 30, 1998 to $4,220,279 for the year ended September 30, 1999 to $5,292,384 for the year ended September 30, 2000. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

      During 1999, the Company realized a gain of approximately $1,240,000 on the sale of the Monsey, New York property. The Company also recognized a deferred gain from the Howell Township installment sale of approximately $88,631, $20,000 and $30,000 for 2000, 1999 and
1998, respectively. The gain increased in 2000 as the note was paid in full by the purchaser of the property.


IMPACT OF YEAR 2000

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

     See Item 1 - Business


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      The  financial statements and supplementary data listed in  Part
VI, Item 14 are incorporated herein by reference and filed as part of this report.

     The following is the Unaudited Selected Quarterly Financial Data:


             SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                          THREE MONTHS ENDED

     FISCAL 2000         12/31/99     3/31/00     6/30/00     9/30/00
     Total Income        $2,688,990  $2,553,413  $2,568,216  $2,587,354
     Total Expenses       1,838,720   1,631,334   1,685,280   1,741,873
     Gains on Sales of
      Assets-Investment
      Property               88,631         -0-         -0-         -0-
     Net Income             938,901     922,079     882,936     845,481
     Net Income
      Per Share                 .12         .12         .11         .09


     FISCAL 1999         12/31/98     3/31/99     6/30/99     9/30/99

     Total Income        $1,918,858  $2,256,483  $2,261,316  $2,314,562
     Total Expenses       1,362,097   1,705,508   1,591,439   1,555,949
     Gains on Sales of
      Assets-Investment
      Property                6,000   1,246,325       6,000       2,209
     Net Income             562,761   1,797,300     675,877     760,822
     Net Income                 .10         .28         .09         .10
      Per Share


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                Present Position with
               the Company;  Business
               Experience During Past              Shares    Percent
Nominee; Age     Five Years;  Other     Director  Owned (1)  Of Stock
                    Directorships        Since

Ernest V.      Treasurer   (1968    to    1968    11,649      0.13%
Bencivenga     present)  and Director.
(82)           Financial    Consultant
               (1976    to   present);
               Treasurer and  Director
               (1961  to present)  and
               Secretary   (1967    to
               present)   of  Monmouth
               Capital    Corporation;
               Director    (1969    to
               present) and Secretary/
               Treasurer   (1984    to
               present)   of    United
               Mobile Homes, Inc.

Anna T. Chew   Controller   (1991   to    1993    14,391(2)   0.17%
(42)           present)  and Director.
               Certified        Public
               Accountant;  Controller
               (1991  to present)  and
               Director    (1994    to
               present)   of  Monmouth
               Capital    Corporation;
               Vice   President    and
               Chief Financial Officer
               (1995 to present)   and
               Director    (1994    to
               present)   of    United
               Mobile Homes, Inc.

Daniel D.      Director.  Attorney  at    1989      23,297    0.27%
Cronheim       Law  (1982 to present);
(45)           Executive          Vice
               President   (1989    to
               present)  and   General
               Counsel    (1983     to
               present)    of    David
               Cronheim Company.

Boniface       Director.  Chairman  of    1968      10,788    0.12%
DeBlasio       the   Board  (1968   to
(79)           present)  and  Director
               (1961  to  present)  of
               Monmouth        Capital
               Corporation.

Matthew I.     Director.  Attorney  at    2000         262      0%
Hirsch         Law  (1993 to present);
(41)           Adjunct  Professor   of
               Law  (1993 to present),
               Widener      University
               School of Law .

                Present Position with
               the Company;  Business
               Experience During Past              Shares     Percent
Nominee; Age     Five Years;  Other     Director  Owned (1)  Of Stock
                    Directorships        Since

Charles P.     Director.     Investor;   1974     37,536(3)    0.43%
Kaempffer      Director    (1970    to
(63)           present)   of  Monmouth
               Capital    Corporation;
               Director    (1969    to
               present)   of    United
               Mobile   Homes,   Inc.;
               Vice    Chairman    and
               Director    (1996    to
               present)  of  Community
               Bank of New Jersey.

Eugene W.      President   (1968    to   1968    435,274(4)    5.00%
Landy          present)  and Director.
(67)           Attorney    at     Law;
               President and  Director
               (1961  to  present)  of
               Monmouth        Capital
               Corporation;   Chairman
               of  the Board (1995  to
               present),     President
               (1969   to  1995)   and
               Director    (1969    to
               present)   of    United
               Mobile Homes, Inc.

Samuel A.      Director.  Attorney  at   1989    149,369(5)    1.72%
Landy          Law  (1987 to present);
(40)           President   (1995    to
               present),          Vice
               President   (1991    to
               1995)    and   Director
               (1992  to  present)  of
               United   Mobile  Homes,
               Inc.; Director (1994 to
               present)   of  Monmouth
               Capital Corporation.

Robert G.      Director.     Investor;   1968     76,431(6)    0.88%
Sampson        Director    (1963    to
(75)           present)   of  Monmouth
               Capital    Corporation;
               Director    (1969    to
               present)   of    United
               Mobile   Homes,   Inc.;
               General  Partner  (1983
               to  present) of Sampco,
               Ltd.,   an   investment
               group.

(1) Beneficial ownership, as defined herein, includes Class A Common Stock as to which a person has or shares voting and/or investment power.

(2) Held jointly with Ms. Chew's husband; includes 5,934 shares held in Ms. Chew's 401 (k) Plan.

(3) Includes (a) 14,558 shares owned by Mr. Kaempffer's wife; and (b) 1,080 shares in joint name with Mrs. Kaempffer.

(4) Includes (a) 90,372 shares owned by Mr. Landy's wife; (b) 150,373 shares held in the Landy & Landy, P.C. Profit Sharing Plan, of which Mr. Landy is a Trustee with power to vote; and (c) 117,340 shares held in the Landy & Landy, P.C. Pension Plan, of which Mr. Landy is a Trustee with power to vote. Excludes 37,285 shares held by Mr. Landy's adult children, in which he disclaims any beneficial interest.

(5) Includes (a) 3,975 shares owned by Mr. Landy's wife, and (b) 47,997 shares held in custodial accounts for Mr. Landy's minor children under the Uniform Gift to Minors' Act in which he disclaims any beneficial interest, but has power to vote and (c) 1,000 shares held in the Samuel Landy Family Limited Partnership and (d) 18,052 shares held in Mr. Landy's 401 (k) Plan.

(6)  Includes   (a)  40,000 held in a Family Trust, and 13,272  shares
     held by Sampco, Ltd. in which he has a beneficial interest.

      The Directors as a class own 758,997 shares, which is 8.72% of the outstanding shares.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

      The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 2000, 1999 and 1998 to the Chief Executive Officer. There were no other executive officers whose aggregate cash compensation exceeded $100,000:

                                        Annual Compensation
Name and Principal Position   Year     Salary     Bonus     Other
Eugene W. Landy               2000    $130,000   $80,000  $ 72,000(1)
Chief Executive Officer       1999     110,000     None     79,700
                              1998      27,500    55,000   165,700

  (1) Represents Director's fees of $5,500 paid to Mr. Landy, legal fees of $32,500 paid to the firm of Landy & Landy, and $34,000 accrual for pension and other benefits in accordance with Mr. Landy's employment contract.

Stock Option Plan

      There were no stock options granted to the executive officer named in the Summary Compensation Table, during the year ended September 30, 2000.

     The following table sets forth for the executive officer named in the Summary Compensation Table, information regarding stock options outstanding at September 30, 2000:



                                         Number of          Value of
                                         Unexercised      Unexercised
                                           Options          Options
                                         at Year-End      at Year-End
                    Shares     Value     Exercisable/     Exercisable/
                  Exercised   Realized  Unexercisable    Unexercisable

Eugene W. Landy      -0-        N/A     150,000 / -0-    $-0- / $-0-

Employment Agreement

     On December 9, 1994, the Company and Eugene W. Landy entered into an Employment Agreement under which Mr. Landy receives an annual base compensation (management fee) of $130,000 (as amended) plus bonuses and customary fringe benefits, including health insurance and five weeks vacation. Additionally, there will be bonuses voted by the Board of Directors. The Employment Agreement is terminable by either party at any time, subject to certain notice requirements.

     On severance of employment for any reason, Mr. Landy will receive severance of $300,000, payable $100,000 on severance and $100,000 on the first and second anniversaries of severance. In the event of disability, Mr. Landy's compensation shall continue for a period of three years, payable monthly. On retirement, Mr. Landy shall receive a pension of $40,000 a year for ten years, payable in monthly installments. In the event of death, Mr. Landy's designated beneficiary shall receive $300,000, $150,000 thirty days after death and the balance one year after death. The Employment agreement terminates December 31, 2000. Thereafter, the term of the Employment Agreement shall be automatically renewed and extended for successive one-year periods.

Other Information

      The Directors received a fee of $800 for each Board Meeting attended. Effective April 1, 2000, this fee was increased to $1,000 for each Board Meeting attended and an additional fixed annual fee of $3,800 payable quarterly. Directors appointed to house committees receive $150 for each meeting attended. Those specific committees are Compensation Committee, Audit Committee and Stock Option Committee.

      Except for specific agreements, the Company has no retirement plan in effect for Officers, Directors or employees and, at present, has no intention of instituting such a plan.

     Cronheim Management Services received the sum of $199,432 in 2000 for management fees. Effective August 1, 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income on certain properties for management fees. Cronheim Management Services provides sub-agents as regional managers for the Company's properties and compensates them out of this management fee. Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

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

Evaluation

      The Company's funds from operations continue to increase. The Committee reviewed the growth of the Company and progress made by Eugene W. Landy, Chief Executive Officer. Mr. Landy is under an employment agreement with the Company. His base compensation under this contract was increased in 2000 to $130,000 per year. In fiscal 2000, Mr. Landy was also paid a total bonus of $80,000 for his performance for the past two years.

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

                Monmouth
               Real Estate
               Investment
     Year      Corporation    NAREIT       S&P 500

     1995          100          100          100
     1996          114          120          120
     1997          146          167          169
     1998          149          143          184
     1999          142          130          236
     2000          146          156          267

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT


      On September 30, 2000, no person owned of record or was known by the Company to own beneficially five or more percent of the shares of the Company except as follows:

                                       Amount and Nature
Title of        Name and Address        of Beneficial        Percent
Class          of Beneficial Owner       Ownership          of Class

Class A        Eugene W. Landy          435,274               5.00%
Common         20 Tuxedo Road
Stock          Rumson, NJ 07760


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

       Certain  relationships  and  related  party  transactions   are
incorporated herein by reference to Item 14 (a) (1) (vi) Note 10 of the Notes to the Financial Statements - Related Party Transactions.

                                PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                 PAGE(S)

(a) (1)     The following Financial Statements are filed as
part of this report:

      (i)  Independent Auditors' Report                             26

      (ii) Balance Sheets as of September 30, 2000 and 1999         27

     (iii) Statements of Income for the years ended
           September 30, 2000, 1999 and 1998                        28

(iv)  Statements of Shareholders' Equity for the years
           ended September 30, 2000, 1999 and 1998                  29

     (v)   Statements of Cash Flows for the years ended
           September 30, 2000, 1999 and 1998                        30

    (vi)   Notes to the Financial Statements                     31 - 46

(a) (2) The following Financial Statement Schedule is filed as part of this report:

    (i)  Schedule III - Real Estate and Accumulated
           Depreciation  as of September 30, 2000                 47-49

     All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes hereto.

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

Report on Form 8-K

     On July 11, 2000, the Company filed a report on Form 8-K to announce the appointment of Matthew I. Hirsch to the Board of Directors. The total number of Directors was increased to nine.

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation as of September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG LLP


Short Hills, New Jersey
November 22, 2000


              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                            BALANCE SHEETS
                          AS OF SEPTEMBER 30,

ASSETS                                              2000         1999
Real Estate Investments:

   Land                                         $ 11,745,814 $ 11,050,814
   Buildings, Improvements and Equipment, net
    of Accumulated Depreciation of $9,102,373
    and $7,406,901, respectively                 54,147,879   52,421,455
   Mortgage Loans Receivable                            -0-      125,135
                                                 __________   __________
      Total Real Estate Investments              65,893,693   63,597,404

Cash and Cash Equivalents                           514,090    1,242,457
Securities Available for Sale at Fair Value      16,838,802   12,324,709
Interest and Other Receivables                      716,744      558,348
Prepaid Expenses                                     54,808       64,001
Lease Costs - Net of Accumulated Amortization        79,367      120,803
Investments in Hollister '97, LLC                   925,399      925,399
Other Assets                                        981,002      591,837
                                                 __________   __________
TOTAL ASSETS                                   $ 86,003,905 $ 79,424,958
                                                 ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgage Notes Payable                         $ 36,104,743 $ 35,237,759
Loans Payable                                     8,022,495    6,947,038
Deferred Gains - Installment Sales                      -0-       88,631
Other Liabilities                                   862,741      874,853
                                                 __________   __________
    Total Liabilities                            44,989,979   43,148,281
                                                 __________   __________
Shareholders' Equity:
Common Stock - Class A - $.01 Par Value,
   16,000,000 Shares Authorized; 8,707,960 and
   7,509,649 Shares Issued and Outstanding in
   2000 and 1999, respectively                       87,080       75,096
Common Stock - Class B - $.01 Par Value,
   100,000 Shares Authorized; No Shares Issued
   or Outstanding                                       -0-          -0-
Additional Paid-in Capital                       41,530,173   36,924,039
Accumulated Other Comprehensive Loss              (603,327)    (722,458)
Undistributed Income                                    -0-          -0-
                                                 __________   __________
   Total Shareholders' Equity                    41,013,926   36,276,677
                                                 __________   __________
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY       $ 86,003,905 $ 79,424,958
                                                 ==========   ==========

          See Accompanying Notes to the Financial Statements


              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         STATEMENTS OF INCOME
                   FOR THE YEAR ENDED SEPTEMBER 30,


                                            2000         1999         1998
INCOME:

   Rental and Occupancy Charges        $  8,559,004 $  7,982,324 $  6,397,840
   Investment and Other Income            1,838,969      768,895      565,985
                                         __________   __________   __________
TOTAL INCOME                             10,397,973    8,751,219    6,963,825
                                         __________   __________   __________
EXPENSES:

   Interest Expense                       3,334,861    2,607,520    1,802,590
   Management Fees                          199,432      161,146       41,466
   Real Estate Taxes                        463,770      696,637      330,372
   Professional Fees                        486,568      383,269      437,847
   Operating Expenses                       401,593      428,699      425,289
   Office and General Expense               255,896      309,170      249,016
   Director Fees                             52,100       29,100       29,900
   Depreciation                           1,702,987    1,599,452    1,177,115
                                         __________   __________   __________
TOTAL EXPENSES                            6,897,207    6,214,993    4,493,595
                                         __________   __________   __________
   Income Before Gains                    3,500,766    2,536,226    2,470,230
   Gains on Sale of Assets -
     Investment Property                     88,631    1,260,534       29,692
                                         __________   __________   __________
                NET INCOME             $  3,589,397 $  3,796,760 $  2,499,922
                                         ==========   ==========   ==========

PER SHARE INFORMATION:

   Income Before Gains                 $    .43     $    .38     $    .49
   Gains on Sale of Assets -
     Investment Property                    .01          .19          .01
                                         __________   __________   __________
NET INCOME - BASIC AND DILUTED         $    .44     $    .57     $    .50
                                         ==========   ==========   ==========



          See Accompanying Notes to the Financial Statements

              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                  STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEAR ENDED SEPTEMBER 30,


Additional
                                   Common Stock          Paid-In
                                   Number    Amount       Capital
Balance September 30, 1997   4,421,847 $     44,218 $    19,450,137

Shares Issued in
 connection with the
 Dividend Reinvestment and
 Stock Purchase Plan         1,281,697       12,817      8,093,663

Distributions                      -0-          -0-      (168,089)

Net Income                         -0-          -0-            -0-

Unrealized Net Holding
 Losses on Securities
 Available for Sale Net
 of Reclassification
 Adjustment                        -0-          -0-            -0-
                            __________   __________     __________
Balance September 30, 1998   5,703,544       57,035     27,375,711

Shares Issued in
 connection with the
 Dividend Reinvestment and
 Stock Purchase Plan         1,806,105       18,061      9,560,306

Distributions                      -0-          -0-       (11,978)

Net Income                         -0-          -0-            -0-

Unrealized Net Holding
 Losses on Securities
 Available for Sale                -0-          -0-            -0-
                            __________   __________     __________
Balance September 30, 1999   7,509,649       75,096     36,924,039

Shares Issued in
 connection with the
 Dividend Reinvestment and
 Stock Purchase Plan         1,198,311       11,984      5,722,605

Distributions                      -0-          -0-    (1,116,471)

Net Income                         -0-          -0-            -0-

Unrealized Net Holding
 Losses on Securities
 Available for Sale Net
 of Reclassification
 Adjustment                        -0-          -0-            -0-
                            __________   __________     __________
Balance September 30, 2000   8,707,960 $     87,080 $   41,530,173
                            ==========   ==========     ==========

          See Accompanying Notes to the Financial Statements

                               Page 29A

                                             Accumulated
                                                Other
                                           Comprehensive
                              Undistributed    Income    Comprehensive
                                 Income        (Loss)        Income
Balance September 30, 1997 $         -0- $     394,933

Shares Issued in
 connection with the
 Dividend Reinvestment and
 Stock Purchase Plan                 -0-          -0-

Distributions                (2,499,922)          -0-

Net Income                     2,499,922          -0- $   2,499,922

Unrealized Net Holding
 Losses on Securities
 Available for Sale Net
 of Reclassification
 Adjustment                          -0-    (422,857)     (422,857)
                              __________   __________    __________
Balance September 30, 1998           -0-     (27,924) $   2,077,065
                                                         ==========
Shares Issued in
 connection with the
 Dividend Reinvestment and
 Stock Purchase Plan                 -0-          -0-

Distributions                (3,796,760)          -0-

Net Income                     3,796,760          -0- $   3,796,760

Unrealized Net Holding
 Losses on Securities
 Available for Sale                  -0-    (694,534)     (694,534)
                              __________   __________    __________
Balance September 30, 1999           -0-    (722,458) $   3,102,226
                                                         ==========
Shares Issued in
 connection with the
 Dividend Reinvestment and
 Stock Purchase Plan                 -0-          -0-

Distributions                (3,589,397)          -0-

Net Income                     3,589,397          -0- $   3,589,397

Unrealized Net Holding
 Losses on Securities
 Available for Sale Net
 of Reclassification
 Adjustment                          -0-      119,131       119,131
                              __________   __________    __________
Balance September 30, 2000 $         -0- $  (603,327) $   3,708,528
                              ==========   ==========    ==========

          See Accompanying Notes to the Financial Statements

                               Page 29B


              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                       STATEMENTS OF CASH FLOWS
                   FOR THE YEAR ENDED SEPTEMBER 30,

                                     2000            1999           1998
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net Income                   $     3,589,397 $     3,796,760 $     2,499,922
  Noncash Items Included in
   Net Income:
    Depreciation                     1,702,987       1,599,452       1,177,115
    Amortization                       143,155         106,082          77,402
    Gains on Sales of Assets-
     Investment Property              (88,631)     (1,260,534)        (29,692)
    Gains on Sales of
     Securities                      (110,960)             -0-       (222,276)
  Changes In:
   Interest & Other
    Receivables                      (158,396)          39,375        (55,546)
   Prepaid Expenses                      9,193          66,910         (5,413)
   Other Assets and
    Lease Costs                      (490,884)          54,913       (148,954)
   Other Liabilities                  (12,112)          90,834         138,864
                                    __________      __________      __________
NET CASH PROVIDED FROM
  OPERATING ACTIVITIES               4,583,749       4,493,792       3,431,422
                                    __________      __________      __________
CASH FLOWS FROM INVESTING
 ACTIVITIES
  Additions to Land, Buildings
   and Improvements                (4,124,411)    (13,212,959)    (13,047,608)
  Distribution from Hollister
   '97, LLC                                -0-          84,601             -0-
  Collections on Installment
   Sales                               125,135          28,528          41,920
  Purchase of Securities
   Available for Sale              (5,690,807)    (10,968,743)       (798,581)
  Proceeds from Sale of
   Securities Available
   for Sale                          1,406,805             -0-       1,797,647
                                    __________      __________      __________
NET CASH USED IN INVESTING
 ACTIVITIES                        (8,283,278)    (24,068,573)    (12,006,622)
                                    __________      __________      __________
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Proceeds from Mortgages            3,000,000      10,968,470       8,700,000
  Proceeds from Loans                6,508,288      13,616,656      10,686,871
  Principal Payments of
   Mortgages                       (2,133,016)     (1,680,493)     (3,829,456)
  Principal Payments of Loans      (5,432,831)     (8,005,000)    (12,541,999)
  Proceeds from Issuance of
   Class A Common Stock              4,127,898       8,190,962       6,989,925
  Dividends Paid                   (3,099,177)     (2,421,333)     (1,551,456)
                                    __________      __________      __________
NET CASH PROVIDED FROM
 FINANCING ACTIVITIES                2,971,162      20,669,262       8,453,885
                                    __________      __________      __________
Net Increase (Decrease) in
 Cash and Cash Equivalents           (728,367)       1,094,481       (121,315)
Cash and Cash Equivalents at
 Beginning of Year                   1,242,457         147,976         269,291
                                    __________      __________      __________
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                $       514,090 $     1,242,457 $       147,976
                                    ==========      ==========      ==========


          See Accompanying Notes to the Financial Statements

              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO THE FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of the Business

       Monmouth Real Estate Investment Corporation (the Company) operates as a real estate investment trust deriving its income primarily from real estate rental operations. As of September 30, 2000 and 1999, rental properties consist of twenty-two and twenty-one commercial holdings, respectively, These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia and Ohio.

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

      The Company's securities at September 30, 2000 and 1999 are all classified as available-for-sale and are carried at fair value. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized.

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

     Gains and Deferred Gains on Installment Sales

      Gains on the sale of real estate investments are recognized by the full accrual method when the criteria for the method are met. Generally, the criteria are met when the profit on a given sale is determinable, and the seller is not obliged to perform significant activities after the sale to earn the profit. Alternatively, when the foregoing criteria are not met, the Company recognizes gains by the installment method. At September 30, 1999, there was one deferred gain related to the 1986 sale of property located in Howell Township in the amount of $88,631. As of September 30, 2000, this gain was fully realized.

     Net Income Per Share

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (8,078,877, 6,627,344 and 4,997,775 in 2000, 1999 and 1998,
respectively). Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (8,078,877, 6,627,344 and 5,032,950 in 2000, 1999 and 1998,
respectively). Options in the amount of 35,175 are included in the diluted weighted average shares outstanding for 1998. Options in the amount of 320,000 were not included for 2000 and 1999, respectively, since they were anti-dilutive.

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

NOTE 2 - MORTGAGE LOANS RECEIVABLE

     The following is a summary of the mortgage loans receivable at September 30, 2000 and 1999:

                              Rate    Maturity     2000       1999
   Bonim Associates, Inc.
   Howell Township Property   9%        1999      $  -0-     $125,135

     During the fiscal year ended September 30, 2000, this mortgage loan receivable was repaid and the associated deferred gain of $88,631 was realized.


NOTE 3 - REAL ESTATE INVESTMENTS

     The following is a summary of the cost and accumulated depreciation of the Company's land, buildings, improvements and equipment at September 30, 2000 and 1999:

                                                Buildings,
                                               Improvements    Accumulated
September 30, 2000                   Land      and Equipment   Depreciation
NEW JERSEY:
 Ramsey          Industrial Building $    52,639 $   1,175,214 $     615,515
 Somerset(1)     Shopping Center          55,182     1,118,418       806,245
 South Brunswick Industrial Building   1,128,000     4,133,461     1,005,431
PENNSYLVANIA:
 Monaca          Industrial Park         330,773     1,842,687     1,092,522
NEW YORK:
 Orangeburg      Industrial Building     694,720     2,977,372       744,435
NORTH CAROLINA:
 Fayetteville    Industrial Building     172,000     4,467,885       400,949
 Greensboro      Industrial Building     327,100     1,853,700       439,104
MISSISSIPPI:
 Jackson         Industrial Building     218,000     1,234,586       283,869
 Richland        Industrial Building     211,000     1,195,000       199,159
MASSACHUSETTS:
 Franklin        Industrial Building     566,000     4,148,000       691,306
KANSAS:
 Wichita         Industrial Building     268,000     1,518,000       253,008
IOWA:
 Urbandale       Industrial Building     310,000     1,758,000       292,988
MISSOURI:
 Liberty         Industrial Building     723,000     6,510,546       417,282
 O'Fallon        Industrial Building     264,000     3,302,000       465,520
VIRGINIA:
 Charlottesville Industrial Building   1,170,000     2,845,000       109,422
 Virginia Beach  Industrial Building     384,600     2,150,000       248,067
ILLINOIS:
 Burr Ridge      Industrial Building     270,000     1,236,599        79,222
 Schaumburg      Industrial Building   1,039,800     3,694,321       331,527
MICHIGAN:
 Romulus         Industrial Building     531,000     3,653,883       234,145
FLORIDA:
 Jacksonville    Industrial Building   1,165,000     4,668,080       179,533
NEBRASKA:
 Omaha           Industrial Building   1,170,000     4,425,500       170,205
OHIO:
 Union City      Industrial Building     695,000     3,342,000        42,919
                                       ---------    ----------    ----------
  Total at September 30, 2000       $ 11,745,814  $ 63,250,252  $  9,102,373
                                       =========    ==========    ==========

(1)  This represents the Company's 2/3 undivided interest in the property.


NOTE 3 - REAL ESTATE INVESTMENTS (CONT'D)

                                                     Buildings,
                                                    Improvements,
                                                         and      Accumulated
September 30, 1999                          Land      Equipment  Depreciation
NEW JERSEY:
 Ramsey          Industrial Building $     52,639 $   1,175,214 $     584,395
 Somerset(1)     Shopping Center           55,182     1,065,995       765,462
 Eatontown       Admin. Office                -0-         7,515         7,515
 South Brunswick Industrial Building    1,128,000     4,120,487       863,990
PENNSYLVANIA:
 Monaca          Industrial Park          330,773     1,820,673     1,007,423
NEW YORK:
 Orangeburg      Industrial Building      694,720     2,977,372       649,903
NORTH CAROLINA:
 Fayetteville    Industrial Building      172,000     4,467,885       286,392
 Greensboro      Industrial Building      327,100     1,853,700       380,220
MISSISSIPPI:
 Jackson         Industrial Building      218,000     1,234,586       244,146
 Richland        Industrial Building      211,000     1,195,000       168,519
MASSACHUSETTS:
 Franklin        Industrial Building      566,000     4,148,000       584,951
KANSAS:
 Wichita         Industrial Building      268,000     1,518,000       214,087
IOWA:
 Urbandale       Industrial Building      310,000     1,758,000       247,913
MISSOURI:
 Liberty         Industrial Building      723,000     6,510,546       250,352
 O'Fallon        Industrial Building      264,000     3,302,000       380,857
VIRGINIA:
 Charlottesville Industrial Building    1,170,000     2,845,000        36,474
 Virginia Beach  Industrial Building      384,600     2,150,000       192,941
ILLINOIS:
 Burr Ridge      Industrial Building      270,000     1,236,599        47,516
 Schaumburg      Industrial Building    1,039,800     3,694,321       236,805
MICHIGAN:
 Romulus         Industrial Building      531,000     3,653,883       140,460
FLORIDA:
 Jacksonville    Industrial Building    1,165,000     4,668,080        59,845
NEBRASKA:
 Omaha           Industrial Building    1,170,000     4,425,500        56,735
                                       __________    __________    __________
 Total at September 30, 1999         $ 11,050,814 $  59,828,356 $   7,406,901
                                       ==========    ==========    ==========

(1)  This represents the Company's 2/3 undivided interest in the property.



NOTE 4 - ACQUISITIONS

Fiscal 2000

     On February 18, 2000, the Company purchased an 85,508 square foot warehouse facility in Union City, Ohio. This warehouse facility is 100% net-leased to RPS Ground, a subsidiary of Federal Express Corporation. The total purchase price, including closing costs, was approximately $4,037,000. The Company paid approximately $150,000 in cash, used approximately $890,000 of its credit line with Summit Bank and obtained a mortgage for $3,000,000. This mortgage payable is at an interest rate of 8.25% and is due March 1, 2015.

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

NOTE 5 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

      The Company has approximately 1,733,000 square feet of property, of which approximately 501,000 square feet or 29% is leased to Federal Express Corporation and subsidiaries and approximately 246,000 square feet, or 14%, is leased to Keebler Company. Rental and occupancy charges from Federal Express Corporation and subsidiaries totaled approximately $2,891,000, $2,070,000 and $716,000 for the years ended September 30, 2000, 1999 and 1998, respectively. Rental and occupancy charges from Keebler Company totaled approximately $1,578,000, $1,800,000 and $1,800,000 for the years ended September 30, 2000, 1999 and 1998. During 2000, 1999 and 1998, rental income and occupancy charges from properties leased to these companies approximated 52%, 49% and 39% of total rental and occupancy charges, respectively.

NOTE 6 - SECURITIES AVAILABLE FOR SALE

      During the fiscal years ended September 30, 2000, 1999 and 1998, gross gains on sales of securities amounted to $110,960, $-0- and $222,276, respectively, which have been included in Investment and Other Income.

      Dividend income for the years ended September 30, 2000, 1999 and 1998 amounted to $1,594,646, $651,657 and $224,632, respectively.
Interest income for the years ended September 30, 2000, 1999 and 1998 amounted to $133,230, $115,270 and $111,770, respectively.


NOTE 6 - SECURITIES AVAILABLE FOR SALE (CONT'D)

      The following is a summary of Securities Available for Sale at September 30, 2000 and 1999:

                                                            2000
                                           Shares/
                                           $ Amount       Cost        Market
Debt Securities:
   Center Trust Inc. Subordinated R/PR
    CVRO JJ 7.5 01/15/2001 DTD 12/27/93     250,000 $    237,708 $    243,750
   Sizeler Property Investors Convertible
      Subordinated SBJ to SPL RDMPT
      RO JJ 8.000 07/15/2003 DTD 5/13/93
      Callable 07/15/1999 at 100.00         869,000      809,238      777,755
                                                      __________   __________
         TOTAL DEBT SECURITIES                         1,046,946    1,021,505
                                                      __________   __________
Equity Securities:
Preferred Stock:
   Alexandria Real Estate 9.50% SrA Perp      1,000       19,870       23,625
   Apartment Inv. 8.75% Class D Cum           1,000       18,120       21,125
   Apartment Inv.& Mgmt Ser H%                1,000       20,582       22,375
   Associated Estates Realty Corp
      DEP SHS REPSTG 1/10 SH 9.75%
      CL A CUM Redeem                        29,200      531,585      569,400
   Avalonbay Communities 8%Cum SrD            2,000       34,428       44,000
   Bradley Real Estate Inc. 8.40%
      Convertible Until 12/31/2049              -0-          -0-          -0-
   Camden Pro Tr 2.25SerA                     1,000       22,120       24,938
   Cresent R/E 6.75%  SrA Convertible         2,000       28,783       32,626
   Crown American Realty Trust 11% Series    24,000    1,104,215      924,000
   Developers Diversfied Realty  9.44%
       CRP Dep Shrs Repstg 1/10               3,000       59,822       68,625
   Equity Inns 9.50% SRA CUM                 10,400      176,543      172,255
   Equity Office  Trust  SrC Cum 8.625%       1,600       33,117       39,400
   Equity Office 8.98% SrA Cum                1,000       21,995       24,688
   Equity Residential Ppts SrC CUM 9.125%     3,000       63,923       74,064
   Felcor Lodging 1.95%                       1,000       15,350       19,000
   Felcor Lodging 9% SrB                      5,500       97,694      108,625
   First Ind. realty 8.75% SrB Cum            6,000      117,714      137,250
   First Union Real Estate Equity &
    Mortgage Investments-Conv. 8.40% Ser A   18,000      381,810      382,500
   First Washington Realty Trust Inc.
      Part Conv. Ser A 9.75%                  5,000      129,438      161,250
   Glenborough R/E 7.75% SrA Conv             2,000       29,803       34,000
   G&L Realty 10.25% SrA Cum                  1,000       16,620       14,938
   Gleimcher Realty 9.25% SrB Cum             3,000       52,360       56,625
   Healthcare Pro 8.70 % SrB                  4,000       72,667       83,252
   Healthcare Pro 7.875% SrA                  5,700      102,572      111,863
   Highwoods Pro 8% SrD Dep Shrs              1,000       17,245       20,313
   Hospitality Ppts 9.50% SrA Cum             7,000      129,983      160,125
   Instar 8% SrC                              6,000       85,638       96,378
   Instar 9.20% SrC                           2,500       44,288       44,845
   Instar 9.375% Sr B                         7,000      124,921      133,875
   Jameson Inns 1.70% SrA                     5,000       52,750       58,750
   JDN Realty 9.375  SrsA Cum                13,100      260,608      274,288
   Kimco  Realty 8.375% Cls C Cum             2,000       38,240       47,000
   Kimco Realty 7.75%  Dep Shrs SrA           1,000       18,620       21,250
   Kranzco Realty Trust 9.50% Series D
      Cumulative Redeemable Shs              19,500      360,338      335,166


NOTE 6 - SECURITIES AVAILABLE FOR SALE (CONT'D)

                                                             1999
                                           Shares/
                                           $ Amount        Cost       Market
Debt Securities:
   Center Trust Inc. Subordinated R/PR
      CVRO JJ 7.5 01/15/2001 DTD 12/27/93   450,000   $   425,010 $   428,625
   Sizeler Property Investors Convertible
      Subordinated SBJ to SPL RDMPT
      RO JJ 8.000 07/15/2003 DTD 5/13/93
      Callable 07/15/1999 at 100.00         869,000       809,238     808,170
                                                        _________   _________
         TOTAL DEBT SECURITIES                          1,234,248   1,236,795
                                                        _________   _________
Equity Securities:
Preferred Stock:
   Alexandria Real Estate 9.50% SrA Perp        -0-           -0-         -0-
   Apartment Inv. 8.75% Class D Cum             -0-           -0-         -0-
   Apartment Inv.& Mgmt Ser H%                  -0-           -0-         -0-
   Associated Estates Realty Corp
      DEP SHS REPSTG 1/10 SH 9.75%
      CL A CUM Redeem                         6,000       135,004     121,878
   Avalonbay Communities 8%Cum SrD              -0-           -0-         -0-
   Bradley Real Estate Inc. 8.40%
      Convertible Until 12/31/2049           21,000       500,626     479,073
   Camden Pro Tr 2.25SerA                       -0-           -0-         -0-
   Cresent R/E 6.75%  SrA Convertible           -0-           -0-         -0-
   Crown American Realty Trust 11% Series    19,000       907,958     783,750
   Developers Diversfied Realty  9.44%          -0-           -0-         -0-
       CRP Dep Shrs Repstg 1/10
   Equity Inns 9.50% SRA CUM                    -0-           -0-         -0-
   Equity Office  Trust  SrC Cum 8.625%         -0-           -0-         -0-
   Equity Office 8.98% SrA Cum                  -0-           -0-         -0-
   Equity Residential Ppts SrC CUM 9.125%       -0-           -0-         -0-
   Felcor Lodging 1.95%                         -0-           -0-         -0-
   Felcor Lodging 9% SrB                        -0-           -0-         -0-
   First Ind. realty 8.75% SrB Cum              -0-           -0-         -0-
   First Union Real Estate Equity &
    Mortgage Investments-Conv. 8.40% Ser A   18,000       381,810     400,500
   First Washington Realty Trust Inc.
      Part Conv. Ser A 9.75%                  5,000       129,438     137,500
   Glenborough R/E 7.75% SrA Conv               -0-           -0-         -0-
   G&L Realty 10.25% SrA Cum                    -0-           -0-         -0-
   Gleimcher Realty 9.25% SrB Cum               -0-           -0-         -0-
   Healthcare Pro 8.70 % SrB                    -0-           -0-         -0-
   Healthcare Pro 7.875% SrA                    -0-           -0-         -0-
   Highwoods Pro 8% SrD Dep Shrs                -0-           -0-         -0-
   Hospitality Ppts 9.50% SrA Cum               -0-           -0-         -0-
   Instar 8% SrC                                -0-           -0-         -0-
   Instar 9.20% SrC                             -0-           -0-         -0-
   Instar 9.375% Sr B                           -0-           -0-         -0-
   Jameson Inns 1.70% SrA                       -0-           -0-         -0-
   JDN Realty 9.375  SrsA Cum                   -0-           -0-         -0-
   Kimco  Realty 8.375% Cls C Cum               -0-           -0-         -0-
   Kimco Realty 7.75%  Dep Shrs SrA             -0-           -0-         -0-
   Kranzco Realty Trust 9.50% Series D
      Cumulative Redeemable Shs               8,000       162,819     148,000


                               Page 38A

NOTE 6 - SECURITIES AVAILABLE FOR SALE (CONT'D)

                                                            2000
                                             Shares/
                                            $ Amount       Cost       Market
   Mid America 8.875% Sr B                    1,000       16,620       19,188
   Mid American SrA 9.50%                     7,000      139,515      145,691
   New Plan Excel  8.625 SrB Dep Shrs         2,000       39,959       45,000
   New Plan Excel 8.50% A                     1,000       20,745       20,875
   Prime Group 9% D                           3,000       50,618       54,750
   Prime Retail Inc. SrA 10.50%               1,000       15,433        6,938
   Prime Retail Inc. Conv. Series B 8.50%     8,000      122,658       28,450
   Reckson Assoc. 7.625% Sr A Cum             1,000       18,707       23,375
   Sovran Self Sor. 9.85% SrB                 2,000       39,115       43,000
   Thornburg Mtg. 9.68% SrA                   2,000       40,740       41,750
   United Dominion Realty Trust 9.25%
      SR A Cumulative Redeemable             18,000      405,751      445,500
   United Dominion 8.60% SrB Cum              5,200       93,640      120,578
   Vornado 8.5%   SrC Cum                     7,000      139,291      157,500
                                                      __________   __________
                                                       5,426,554    5,495,009
                                                      __________   __________
Common Stock:
   Associated Estates Realty                 90,000    1,018,467      725,670
   American Health Properties Inc               -0-          -0-          -0-
   American Industrial Properties REIT New      -0-          -0-          -0-
   Banyan Strategic Realty Trust
      Shares Beneficial Interest             29,000      140,714      172,202
   Boddie Noell Properties Inc               50,775      543,615      431,588
   Center Trust Inc.                         18,500      203,424      111,000
   Crown American Realty Trust
      Shares Beneficial Interest             87,300      608,833      529,300
   East Group Properties Inc                  7,000      132,023      155,750
   First Industrial Realty Trust Com         15,000      382,086      461,250
   First Washington Realty Trust Com         20,000      432,552      507,500
   HRPT Properties                           44,000      300,577      308,000
   Healthcare Properties                      7,800      177,550      231,075
   Humphrey Hospitalities                     1,000        7,064        7,813
   IRT Property Company                      26,500      256,864      231,875
   LaSalle Hotel Properties                   2,000       24,952       30,250
   Mid Atlantic Realty Trust
      Shares Beneficial Interest             21,000      228,381      248,073
   New Plan Excell Rlty Inc Com              27,000      448,315      369,576
   Pacific Gulf Properties Inc                5,000      101,506      133,750
   Pennsylvania Real Estate Investment
      Trust Share Beneficial Interest        56,000    1,089,900      976,528
   RFS Hotel Investors Inc                   21,000      261,199      265,125
   Sizeler Properties Investors Inc         100,500      851,984      766,313
   United Dominion Realty Trust Inc         153,000    1,665,045    1,663,947
   United Mobile Homes Inc                  142,200    1,418,778    1,324,309
   Urstadt Biddle Properties Inc             25,000      198,342      173,597
   Weingarten Realty Inv.
      Shares Beneficial Interest              3,000      120,375      122,250
   Western Properties Trust
      Shares Beneficial Interest             30,500      356,083      375,547
                                                      __________   __________
     TOTAL COMMON STOCK                               10,968,629   10,322,288
                                                      __________   __________
     TOTAL EQUITY SECURITIES                          16,395,183   15,817,297
                                                      __________   __________
TOTAL SECURITIES AVAILABLE FOR SALE                 $ 17,442,129 $ 16,838,802
                                                      ==========   ==========



                                                           1999
                                           Shares/
                                           $ Amount        Cost       Market
   Mid America 8.875% Sr B                      -0-           -0-         -0-
   Mid American SrA 9.50%                       -0-           -0-         -0-
   New Plan Excel  8.625 SrB Dep Shrs           -0-           -0-         -0-
   New Plan Excel 8.50% A                       -0-           -0-         -0-
   Prime Group 9% D                             -0-           -0-         -0-
   Prime Retail Inc. SrA 10.50%                 -0-           -0-         -0-
   Prime Retail Inc. Conv. Series B 8.50%     6,000       101,368      83,628
   Reckson Assoc. 7.625% Sr A Cum               -0-           -0-         -0-
   Sovran Self Sor. 9.85% SrB                   -0-           -0-         -0-
   Thornburg Mtg. 9.68% SrA                     -0-           -0-         -0-
   United Dominion Realty Trust 9.25%
      SR A Cumulative Redeemable             10,000       245,348     220,630
   United Dominion 8.60% SrB Cum                -0-           -0-         -0-
   Vornado 8.5%   SrC Cum                       -0-           -0-         -0-
                                                        _________   _________
                                                        2,564,371   2,374,959
                                                        _________   _________
Common Stock:
   Associated Estates Realty                 90,000     1,018,456     826,920
   American Health Properties Inc            10,000       177,550     201,250
   American Industrial Properties REIT New   22,100       244,916     294,217
   Banyan Strategic Realty Trust
      Shares Beneficial Interest             25,000       120,711     129,700
   Boddie Noell Properties Inc               45,000       492,761     450,000
   Center Trust Inc.                         18,500       203,424     205,813
   Crown American Realty Trust
      Shares Beneficial Interest             79,300       563,894     510,533
   East Group Properties Inc                  7,000       132,023     126,875
   First Industrial Realty Trust Com         15,000       382,086     371,250
   First Washington Realty Trust Com         20,000       432,552     420,000
   HRPT Properties                              -0-           -0-         -0-
   Healthcare Properties                        -0-           -0-         -0-
   Humphrey Hospitalities                       -0-           -0-         -0-
   IRT Property Company                      25,500       248,782     229,500
   LaSalle Hotel Properties                     -0-           -0-         -0-
   Mid Atlantic Realty Trust
      Shares Beneficial Interest             20,000       218,799     208,760
   New Plan Excell Rlty Inc Com               5,000        94,152      90,625
   Pacific Gulf Properties Inc                5,000       101,506      99,690
   Pennsylvania Real Estate Investment
      Trust Share Beneficial Interest        37,000       762,519     698,375
   RFS Hotel Investors Inc                   20,000       250,430     230,000
   Sizeler Properties Investors Inc          70,500       616,071     612,504
   United Dominion Realty Trust Inc         108,000     1,169,313   1,208,304
   United Mobile Homes Inc                  132,200     1,343,803   1,181,604
   Urstadt Biddle Properties Inc             25,000       198,342     173,222
   Weingarten Realty Inv.
      Shares Beneficial Interest              3,000       120,375     112,125
   Western Properties Trust
      Shares Beneficial Interest             30,500       356,083     331,688
                                                        _________   _________
     TOTAL COMMON STOCK                                 9,248,548   8,712,955
                                                        _________   _________
     TOTAL EQUITY SECURITIES                           11,812,919  11,087,914
                                                        _________   _________
TOTAL SECURITIES AVAILABLE FOR SALE                   $13,047,167 $12,324,709
                                                        =========   =========

                               Page 39A


NOTE 7 - MORTGAGE NOTES AND LOANS PAYABLE

     The following is a summary of the mortgage notes payable at September 30, 2000 and 1999:

                      Fixed     Fiscal        Balance      Balance
      Property         Rate    Maturity       9/30/00      9/30/99
Orangeburg, New York    7%       2004      $1,241,206   $1,494,955

Jackson, Mississippi   8.5%      2008         539,347      585,868

Franklin,
Massachusetts           7%       2004       1,413,066    1,701,949

Wichita, Kansas       10.25%     2016       1,170,596    1,199,087

Urbandale, Iowa         7%       2004         661,209      810,726

Richland, Mississippi  7.5%      2004         506,529      592,110

O'Fallon, Missouri     8.5%      2007       1,689,773    1,856,710

Virginia Beach, VA     8.5%      2021       1,409,010    1,433,063

Fayetteville, NC       7.8%      2006       3,141,482    3,238,398

Schaumburg, IL        8.48%      2012       3,066,563    3,212,812

Burr Ridge, IL          8%       2014       1,023,685    1,057,253

Romulus, MI           7.56%      2013       2,553,263    2,668,102

Liberty, MO           7.065%     2013       4,373,211    4,585,896

Omaha, NE             7.15%      2014       3,815,288    3,982,316

Charlottesville,VA    6.90%      2014       2,613,305    2,723,593

Jacksonville, FL      6.92%      2017       3,947,802    4,094,921

Union City, OH        8.25%      2015       2,939,408          -0-
                                           __________   __________

Total Mortgage Notes Payable              $36,104,743  $35,237,759
                                           ==========   ==========




Principal on the foregoing debt is scheduled to be paid as follows:

     Year Ending September 30, 2001     2,323,775
                               2002     2,503,694
                               2003     2,697,668
                               2004     3,035,914
                               2005     2,164,244
                     Thereafter        23,379,448
                                        _________
                                      $36,104,743
                                        =========
Line of Credit

      The Company had an $8,000,000 line of credit with Summit at an interest rate of prime. This line of credit was reduced to $6,345,000 during 1999 due to the sale of the warehouse facility in Monsey, New York and is now secured by a second mortgage on the South Brunswick Industrial Building. This line of credit expires on November 29, 2002. As of September 30, 2000, approximately $3,237,000 is available.

Margin Loans

      During fiscal 2000, the Company purchased securities on margin. The margin loans are at 8% and 8.375% and are due on demand. At September 30, 2000, the margin loans amounted to approximately
$4,914,000 and are collateralized by the Company's securities portfolio. The Company must maintain a coverage ratio of approximately 50%.

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

      The Company elected to follow APB Opinion No. 25 in accounting for its stock option plan, and accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                   2000       1999            1998

Net Income     As reported    $3,589,397    $3,796,760    $2,499,922
               Pro forma       3,589,397     3,787,777     2,378,034
Net Income
 Per share     As reported-
 Basic and      Basic and
 Diluted        Diluted             $.44          $.57          $.50
               Pro forma -
                Basic and
                Diluted              .44           .57           .48
                                     .44           .57           .47

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998; dividend yield of 9%; expected volatility of 25%; risk-free interest rate of 6.0% and, expected lives of five years.

      A summary of the status of the Company's stock option plan as of September 30, 2000, 1999 and 1998 is as follows:

                           2000              1999             1998
                     _________________ _________________ _________________
                              Weighted          Weighted          Weighted
                              Average           Average           Average
                              Exercise          Exercise          Exercise
                     Shares    Price   Shares    Price   Shares    Price

Outstanding at
 beginning of year   320,000   $6.34   320,000   $6.34   300,000   $6.28
Granted                  -0-     -0-       -0-     -0-    20,000    7.25
Exercised                -0-     -0-       -0-     -0-       -0-     -0-
Outstanding at       _______           _______           _______
 end of year         320,000    6.34   320,000    6.34   320,000    6.34
                     =======           =======           =======
Options exercisable
 at end of year      320,000           300,000              -0-
                     =======           =======           =======
Weighted-average
 fair value of
 options granted
 during the year                 -0-               -0-              .77


The following is a summary of stock options outstanding as of September 30, 2000:

      Date of  Number of    Number of     Option     Expiration
       Grant    Grants       Shares        Price        Date

     04/30/97    10         135,000        $5.9375    04/30/02
     04/30/97     2         165,000         6.5625    04/30/02
     04/30/98     2          20,000         7.2500    04/30/03

As of September 30, 2000, there were 430,000 shares available for grant under this plan.

NOTE 9 - INCOME FROM LEASES

     The Company derives income primarily from operating leases on its commercial properties. In general, these leases are written for periods up to ten years with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rents due under noncancellable leases at September 30, 2000 are scheduled as follows:
2001  -  $7,689,000;   2002 - $6,619,000;  2003 - $6,311,000;  2004  -
$5,141,000; 2005 - $4,699,000;  thereafter - $10,292,000.

NOTE 10 - RELATED PARTY TRANSACTIONS

      Eugene W. Landy received $5,500, 3,200 and $3,200 for the years ended September 30, 2000, 1999 and 1998 as Director. The firm of Eugene W. Landy received $32,500, $17,500, and $103,500 during the years ended 2000, 1999 and 1998, respectively, as management and legal fees. An accrual of $34,000, $59,000 and $59,000 was made during the years ended September 30, 2000, 1999 and 1998, respectively, for pension and other benefits in accordance with Mr. Landy's employment agreement. Additionally, the Board of Directors has granted to Mr. Landy a loan of $100,000 at an interest rate of 10% due May 23, 2001. Principal and accrued interest is payable at maturity. In fiscal 2000, Mr. Landy was also paid a total bonus of $80,000 for his performance for the past two years.

     On December 9, 1994, the Company and Eugene W. Landy entered into an Employment Agreement under which, on severance of employment for any reason, Mr. Landy will receive severance of $300,000 payable $100,000 on severance and $100,000 on the first and second anniversaries of severance. In the event of disability, Mr. Landy's compensation shall continue for a period of three years, payable monthly. On retirement, Mr. Landy shall receive a pension of $40,000 a year for ten years, payable in monthly installments. In the event of death, Mr. Landy's designated beneficiary shall receive $300,000, $150,000 thirty days after death, and the balance one year after
death.   The  Employment  Agreement  terminates  December  31,   2000.
Thereafter, the term of the Employment Agreement shall be automatically renewed and extended for successive one-year periods. The Employment Agreement is terminable by either party at any time, subject to certain notice requirements.

      Cronheim Management Services received the sum of $199,432, $161,146 and $41,466 for management fees during the years ended 2000, 1999 and 1998, respectively. Effective August 1, 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income on certain properties for management fees. The David Cronheim Company received $14,347, $136,229 and $45,786 in lease brokerage commissions in 2000, 1999 and 1998, respectively. Daniel Cronheim received $5,650, $2,400 and $3,200 for Director and Committee fees in 2000, 1999 and 1998, respectively.

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

     Federal Excise Tax
      The Company does not have an excise tax liability for the calendar years 2000, 1999 and 1998, since it intends to or has distributed all of its annual income.

NOTE 12 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

      The Company implemented a dividend reinvestment and stock purchase plan (the "Plan") effective December 15, 1987. Under the terms of the Plan and subsequent offerings, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of market price. According to the terms of the Plan, shareholders may also purchase additional shares, at approximately 95% of market price by making optional cash payments monthly.

      Amounts received, including dividend reinvestment of $1,606,691, $1,387,405 in 2000 and 1999, respectively, and shares issued in connection with the Plan for the years ended September 30, 2000 and 1999 were as follows:
                                   2000                 1999

     Amounts Received*             $5,734,589          $9,578,367
     Shares Issued                  1,198,311           1,806,105

*These amounts are net of the 5% discount under the Plan. The total discount amounted to $197,720 and $284,751 during the fiscal years ended September 30, 2000 and 1999 respectively.

NOTE 13 - DISTRIBUTIONS

     The following cash distributions were paid to shareholders during the years ended September 30, 2000 and 1999:

                            2000               1999

     Quarter Ended     Amount     Per Share       Amount   Per Share

     December 31     $1,111,424     $.145     $   823,275    $.1375
     March 31         1,160,858      .145         904,454     .14
     June 30          1,189,703      .145       1,012,376     .145
     September 30     1,243,883      .145       1,068,633     .145
                      _________      ____       _________     _____
                     $4,705,868     $.58        3,808,738    $.5675
                      =========      ====       =========     =====

      The above amounts do not include discounts under the Dividend Reinvestment and Stock Purchase Plan.

      On September 20, 2000, the Company declared a dividend of $0.145 per share to be paid on December 15, 2000 to shareholders of record November 15, 2000.

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

      The fair value of cash and cash equivalents and mortgage loans receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values. The fair value of mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted- average current market rate of interest.


NOTE 15 - CASH FLOW AND COMPREHENSIVE  INCOME  INFORMATION

      Cash  paid during the years ended September 30, 2000,  1999  and
1998,   for   interest  is  $3,334,861,  $2,607,520  and   $1,802,590,
respectively.

       During  2000,  1999  and  1998,  the  Company  had  $1,606,691,
$1,387,405  and   $1,116,555, respectively, of  dividends  which  were
reinvested that required no cash transfers.

      During 1999, proceeds from the sale of investment property totaling $2,265,632 were directly paid into an escrow account and required no cash transfers by the Company. These proceeds were used to purchase investment property.

     In 2000, 1999 and 1998, equity securities available for sale are shown at fair value. The resultant portfolio decrease of $603,327, $722,458 and $27,924, respectively, relating to unrealized net holding losses is shown as a separate component of shareholders' equity.

      The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income
(Loss):
                                           2000        1999         1998
     Unrealized holding gains
      (losses) arising during the year   $230,091   $(694,534)   $(200,581)
     Less:  reclassification adjustment
      for gains realized in income      (110,960)          -0-    (222,276)
                                          _______    _________    _________
     Net unrealized gains (losses)       $119,131   $(695,534)   $(422,857)
                                          =======    =========    =========


NOTE 16 - SUBSEQUENT EVENTS

     On November 14, 2000, the Company purchased a 112,779 square foot warehouse facility in Richmond, Virginia. This warehouse facility is 100% net-leased to the Federal Express Corporation. The total purchase price, including closing costs, was approximately $7,600,000. The Company paid approximately $150,000 in cash, used approximately $1,800,000 of its credit line with Summit Bank and obtained a mortgage for $5,650,000. This mortgage payable is at a variable interest rate of LIBOR plus 180 basis points and is due December 1, 2015. The Company may convert this loan to a fixed rate subject to certain conditions.


              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                REAL ESTATE AND ACCUMULATED DEPRECIATION
                             SCHEDULE III
                          SEPTEMBER 30, 2000


      Column A           Column B            Column C          Column D
      ________           ________     _____________________    ________

                                                  Buildings, Capitalization
                                                Improvements  Subsequent to
     Description        Encumbrances    Land     & Equipment  Acquisition
     ___________        ____________ __________  ___________   _________
Shopping Center:
  Somerset, NJ        $        -0- $     55,182 $    637,097 $   481,321
Industrial Buildings:
  Ramsey, NJ                   -0-       52,639      291,500     883,714
  Monaca, PA                   -0-      330,773      878,081     964,606
  Orangeburg, NY         1,241,206      694,720    2,977,372         -0-
  South Brunswick, NJ          -0-    1,128,000    4,087,400      46,061
  Greensboro, NC               -0-      327,100    1,853,700         -0-
  Jackson, MS              539,347      218,000    1,233,500       1,086
  Franklin , Mass        1,413,066      566,000    4,148,000         -0-
  Witchita, Ks           1,170,596      268,000    1,518,000         -0-
  Urbandale,IO             661,209      310,000    1,758,000         -0-
  Richland,MS              506,529      211,000    1,195,000         -0-
  O'Fallon, MO           1,689,773      264,000    3,302,000         -0-
  Virginia Beach, VA     1,409,010      384,600    2,150,000         -0-
  Fayetteville, NC       3,141,482      172,000    4,467,885         -0-
  Schaumburg, IL         3,066,563    1,039,800    3,694,321         -0-
  Burr Ridge, IL         1,023,685      270,000    1,236,599         -0-
  Romulus, MI            2,553,263      531,000    3,653,883         -0-
  Liberty, MO            4,373,211      723,000    6,510,546         -0-
  Omaha, NE              3,815,288    1,170,000    4,425,500         -0-
  Charlottesville, VA    2,613,305    1,170,000    2,845,000         -0-
  Jacksonville, FL       3,947,802    1,165,000    4,668,080         -0-
  Union City, OH         2,939,408      695,000    3,342,000         -0-
                        __________   __________   __________   _________
                      $ 36,104,743 $ 11,745,814 $ 60,873,464 $ 2,376,788
                        ==========   ==========   ==========   =========

                                Page 47


              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
           REAL ESTATE AND ACCUMULATED DEPRECIATION (CONT'D)
                             SCHEDULE III
                          SEPTEMBER 30, 2000

       Column A                       Column E (1) (2)
       ________           _______________________________________
                                Gross Amount at Which Carried
                                    September 30, 2000
     Description            Land        Bldg & Imp       Total
     ___________          ________      __________     __________
Shopping Center:
  Somerset, NJ         $    55,182   $  1,118,418   $  1,173,600
Industrial Buildings:
  Ramsey, NJ                52,639      1,175,214       1,227,853
  Monaca, PA               330,773      1,842,687       2,173,460
  Orangeburg, NY           694,720      2,977,372       3,672,092
  South Brunswick, NJ    1,128,000      4,133,461       5,261,461
  Greensboro, NC           327,100      1,853,700       2,180,800
  Jackson, MS              218,000      1,234,586       1,452,586
  Franklin , Mass          566,000      4,148,000       4,714,000
  Witchita, Ks             268,000      1,518,000       1,786,000
  Urbandale,IO             310,000      1,758,000       2,068,000
  Richland,MS              211,000      1,195,000       1,406,000
  O'Fallon, MO             264,000      3,302,000       3,566,000
  Virginia Beach, VA       384,600      2,150,000       2,534,600
  Fayetteville, NC         172,000      4,467,885       4,639,885
  Schaumburg, IL         1,039,800      3,694,321       4,734,121
  Burr Ridge, IL           270,000      1,236,599       1,506,599
  Romulus, MI              531,000      3,653,883       4,184,883
  Liberty, MO              723,000      6,510,546       7,233,546
  Omaha, NE              1,170,000      4,425,500       5,595,500
  Charlottesville, VA    1,170,000      2,845,000       4,015,000
  Jacksonville, FL       1,165,000      4,668,080       5,833,080
  Union City, OH           695,000      3,342,000       4,037,000
                        __________     __________      __________
                      $ 11,745,814   $ 63,250,252    $ 74,996,066
                        ==========     ==========      ==========

                               Page 47A

              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
           REAL ESTATE AND ACCUMULATED DEPRECIATION (CONT'D)
                             SCHEDULE III
                          SEPTEMBER 30, 2000

       Column A            Column F    Column G  Column H   Column I
       ________            ________    ________  ________   ________

                          Accumulated   Date of
                           Deprecia-   Construc-   Date   Depreciable
     Description             tion        tion    Acquired     Life
     ___________           _________   ________  ________  __________
Shopping Center:
  Somerset, NJ            $   806,245    1970      1970      10-33
Industrial Buildings:
  Ramsey, NJ                  615,515    1969      1969       7-40
  Monaca, PA                1,092,522    1977      1977*     5-31.5
  Orangeburg, NY              744,435    1990      1993       31.5
  South Brunswick, NJ       1,005,431    1974      1993       31.5
  Greensboro, NC              439,104    1988      1993       31.5
  Jackson, MS                 283,869    1988      1993        39
  Franklin , Mass             691,306    1991      1994        39
  Witchita, Ks                253,008    1975      1994        39
  Urbandale,IO                292,988    1985      1994        39
  Richland,MS                 199,159    1986      1994        39
  O'Fallon, MO                465,520    1989      1994        39
  Virginia Beach, VA          248,067    1976      1996        39
  Fayetteville, NC            400,949    1996      1997        39
  Schaumburg, IL              331,527    1997      1997        39
  Burr Ridge, IL               79,222    1997      1997        39
  Romulus, MI                 234,145    1998      1998        39
  Liberty, MO                 417,282    1997      1998        39
  Omaha, NE                   170,205    1999      1999        39
  Charlottesville, VA         109,422    1998      1999        39
  Jacksonville, FL            179,533    1998      1999        39
  Union City, OH               42,919    1999      2000        39
                            _________
                         $  9,102,373
                            =========

                               Page 47B

              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                             SCHEDULE III
           REAL ESTATE AND ACCUMULATED DEPRECIATION (CONT'D)



(1) Reconciliation

                                       REAL ESTATE INVESTMENTS

                               9/30/00      9/30/99        9/30/98

Balance-Beginning of Year   $70,871,655   $57,270,562   $44,222,954
Additions:
  Acquisitions                4,037,000    15,443,582    12,914,250
  Improvements                   87,411        35,009       133,358
                             __________    __________    __________
Total Additions               4,124,411    15,478,591    13,047,608
Sales                               -0-   (1,877,498)           -0-
                             __________    __________    __________
Balance-End of Year (1)     $74,996,066   $70,871,655   $57,270,562
                             ==========    ==========    ==========




                              ACCUMULATED DEPRECIATION

                               9/30/00       9/30/99       9/30/98

Balance-Beginning of Year    $7,399,386    $6,656,634    $5,481,022
     Depreciation             1,702,987     1,594,945     1,175,612
     Sales                          -0-     (852,193)           -0-
                              _________     _________     _________
Balance-End of Year          $9,102,373    $7,399,386    $6,656,634
                              =========     =========     =========


              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         NOTES TO SCHEDULE III
                             SEPTEMBER 30,

(1)  Reconciliation
                                     2000           1999           1999
Balance - Beginning of Year    $70,871,655    $57,270,562    $44,222,954
                                __________     __________     __________
Additions:
Ramsey, New Jersey                     -0-            -0-         45,000
Somerset, New Jersey                52,423            -0-            -0-
Monaca, Pennsylvania                22,014         23,147         40,204
Monsey, New York                       -0-            -0-         15,067
Orangeburg, New York                   -0-            -0-            -0-
South Brunswick, New Jersey         12,974            -0-         33,087
Greensboro, North Carolina             -0-            -0-            -0-
Jackson, Mississippi                   -0-          1,086            -0-
Franklin, Massachusetts                -0-            -0-            -0-
Wichita, Kansas                        -0-            -0-            -0-
Urbandale, Iowa                        -0-            -0-            -0-
Richland, Mississippi                  -0-            -0-            -0-
O'Fallon, Missouri                     -0-            -0-            -0-
Virginia Beach, Virginia               -0-            -0-            -0-
Fayetteville,                          -0-            -0-            -0-
  North Carolina
Schaumburg, Illinois                   -0-            -0-            -0-
Burr Ridge, Illinois                   -0-          3,349      1,503,250
Romulus, Michigan                      -0-          3,883      4,181,000
Liberty, Missouri                      -0-          3,546      7,230,000
Omaha, Nebraska                        -0-      5,595,500            -0-
Charlottesville, Virginia              -0-      4,015,000            -0-
Jacksonville, Florida                  -0-      5,833,080            -0-
Union City, Ohio                 4,037,000            -0-            -0-
                                __________     __________     __________

Total Additions                  4,124,411     15,478,591     13,047,608
                                __________     __________     __________
Sales:
Monsey, New York                       -0-    (1,877,498)            -0-
                                __________     __________     __________
Balance - End of Year          $74,996,066    $70,871,655    $57,270,562
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


Date:  December 22, 2000     By:   /s/Eugene W. Landy
                                   Eugene W. Landy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  December 22, 2000     By:   /s/Eugene W. Landy
                                   Eugene W. Landy, President
                                       and Director


Date:  December 22, 2000     By:   /s/Ernest V. Bencivenga
                                   Ernest V. Bencivenga, Treasurer and
                                       Director


Date:  December 22, 2000     By:   /s/Anna T. Chew
                                   Anna T. Chew, Controller and
                                       Director


Date:  December 22, 2000     By:   /s/Daniel D. Cronheim
                                   Daniel D. Cronheim, Director


Date:  December 22, 2000     By:   /s/Matthew I. Hirsch
                                   Matthew I. Hirsch, Director


Date:  December 22, 2000     By:   /s/Charles P. Kaempffer
                                   Charles P. Kaempffer, Director


Date:  December 22, 2000     By:   /s/Samuel A. Landy
                                   Samuel A. Landy, Director


Date:  December 22, 2000     By:   /s/Robert G. Sampson
                                   Robert G. Sampson, Director