Form 10-Q
period 2000-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2001-02-14
CIK 67625

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                                         OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

     For the Quarter ended                      Commission File
       December 31, 2000                           No 2-29442

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

The number of shares or other units outstanding of each of the issuer's classes of securities as of January 18, 2000 was 9,361,278.

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
             FOR THE QUARTER ENDED DECEMBER 31, 2000


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



           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         BALANCE SHEETS
         AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2000

                                               12/31/00      9/30/00

  ASSETS
Real Estate Investments:
  Land                                        $12,905,814  $11,745,814
  Buildings, Improvements and Equipment,
    Net of Accumulated Depreciation of
    $9,552,337 and $9,102,373, respectively    60,114,768   54,147,879
                                                _________    _________
Total Real Estate Investments                  73,020,582   65,893,693

Cash and Cash Equivalents                         127,292      514,090
Securities Available for Sale at Fair Value    16,019,300   16,838,802
Interest and Other Receivables                    678,634      716,744
Prepaid Expenses                                  120,601       54,808
Lease Costs, Net of Accumulated
  Amortization                                     73,005       79,367
Investment in Hollister '97, L.L.C.               925,399      925,399
Other Assets                                    1,512,112      981,002
                                                _________    _________
TOTAL ASSETS                                  $92,476,925  $86,003,905
                                                =========    =========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage Notes Payable                      $41,172,123  $36,104,743
  Loans Payable                                 7,583,960    8,022,495
  Other Liabilities
                                                  879,784      862,741
                                                _________    _________
Total Liabilities                              49,635,867   44,989,979
                                                _________    _________
Shareholders' Equity:
  Common Stock-Class A-$.01 Par Value,
    16,000,000Shares Authorized, 9,207,605
    and 8,707,960Shares Issued and
    Outstanding, respectively                      92,076       87,080
  Common Stock-Class B-$.01 Par Value,
    100,000 Shares Authorized, No Shares
    Issued or Outstanding                             -0-          -0-
  Additional Paid-In Capital                   43,731,565   41,530,173
  Accumulated Other Comprehensive Loss        (  982,583)    (603,327)
  Undistributed Income
                                                      -0-          -0-
                                                _________    _________
Total Shareholders' Equity                     42,841,058   41,013,926
                                                _________    _________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $92,476,925  $86,003,905
                                                =========    =========


                            Unaudited
         See Accompanying Notes to Financial Statements


           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                      STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999



                                    2000                1999

INCOME:

  Rental and Occupancy Charges    $2,195,442          $2,295,288
  Investment and Other Income        589,560             393,702
                                   _________            ________
     Total Income                  2,785,002           2,688,990
                                   _________            ________
EXPENSES:
  Interest Expense                   894,523             778,513
  Real Estate Taxes                   27,770             336,732
  Operating Expenses                 154,755             158,372
  Office and General Expenses        120,230             152,485
  Depreciation                       449,964             412,618
                                   _________            ________
     Total Expenses                1,647,242           1,838,720
                                   _________            ________
INCOME BEFORE GAINS                1,137,760             850,270
  Gain on Sale of Assets -
    Investment Property                  -0-              88,631
                                   _________            ________
NET INCOME                        $1,137,760            $938,901
                                   =========             =======
NET INCOME PER SHARE
  Basic and Diluted                    $0.13               $0.12
                                    ========             =======
WEIGHTED AVERAGE SHARES
  OUTSTANDING
  Basic and Diluted                8,884,543           7,643,996
                                    ========            ========





                            Unaudited
         See Accompanying Notes to Financial Statements


           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                    STATEMENTS OF CASH FLOWS
     FOR THE THREE  MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                  $1,137,760   $  938,901
  Noncash Items Included in Net Income:
    Depreciation                                 449,964      412,618
    Amortization                                  29,408       26,838
    Gain on Sales of Assets-Investment
      Property                                       -0-     (88,631)
    Gain on Sales of Securities Available
      for Sale                                  (90,398)          -0-
  Changes In:
    Interest and Other Receivables                38,110    (181,473)
    Prepaid Expenses                            (65,793)       30,317
    Other Assets and Lease Costs               (454,370)    (132,797)
    Other Liabilities                             17,043        1,189

                                               _________    _________
NET CASH PROVIDED BY OPERATING ACTIVITIES      1,061,724    1,006,962
                                               _________    _________
CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on Installment Sales                   -0-      125,135
  Additions to Land, Buildings,
Improvements and Equipment                   (7,576,853)     (52,422)
  Purchase of Securities Available for
    Sale                                       (111,200)  (1,774,401)
  Proceeds from Sale of Securities
    Available for Sale                           641,844          -0-
                                               _________    _________
NET CASH USED BY INVESTING ACTIVITIES        (7,046,209)  (1,701,688)
                                               _________    _________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                          3,376,463    2,350,000
  Principal Payments on Loans                (3,814,998)  (2,665,329)
  Proceeds from Mortgages                      5,650,000          -0-
  Principal Payments on Mortgages              (582,620)    (499,672)
  Financing Costs on Debt                       (99,786)          -0-
  Proceeds from Issuance of Class A
    Common Stock                               1,905,011    1,174,779
  Dividends Paid                               (836,383)    (724,764)
                                               _________    _________
NET CASH  PROVIDED BY FINANCING
  ACTIVITIES                                   5,597,687    (364,986)
                                               _________    _________
NET  DECREASE IN CASH AND CASH EQUIVALENTS     (386,798)  (1,059,712)
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                            514,090    1,242,457
                                               _________    _________
  END OF PERIOD                              $   127,292  $   182,745
                                               =========    =========

                            Unaudited
         See Accompanying Notes to Financial Statements

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 2000 have been omitted.

NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. There were no options included in the diluted weighted average shares outstanding for the three months ended December 31, 2000 and 1999. Options for 320,000 shares at a weighted-average of $6.34 were excluded for the three months ended December 31, 2000 and 1999 since they were anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss), including unrealized gains (loss) on securities available for sale, for the three months ended December 31, 2000 and 1999 amounted to $758,504 and ($452,874), respectively.


NOTE 4 - REAL ESTATE INVESTMENTS

     On November 14, 2000, the Company purchased a 112,779 square foot warehouse facility in Richmond, Virginia from Regional Development Co., Inc., an unrelated entity. This warehouse facility is 100% net leased to Federal Express Corporation. The purchase price, including closing costs, was approximately $7,565,000. The Company used approximately $1,806,000 of its Revolving Credit Line with Summit Bank and obtained a mortgage of $5,650,000. This mortgage payable is at a variable interest rate of 1.80% over LIBOR and matures December 1, 2015.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On December 15, 2000, the Company paid $1,290,979 as a dividend of $.145 per share to shareholders of record November
15, 2000.

     For  the  three months ended December 31, 2000, the  Company received  $2,359,607  from the Dividend  Reinvestment  and  Stock
Purchase  Plan   (DRIP).   There  were  499,645  shares   issued,
resulting in 9,207,605 shares outstanding.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash  paid during the three months ended December  31,  2000 and 1999 for interest was $894,523 and $778,513, respectively.

     During  the three months ended December 31, 2000  and  1999,
the   Company   had  dividend  reinvestments  of   $454,596   and
$386,660, respectively, which required no cash transfers.

NOTE 7 - SUBSEQUENT EVENTS

     On February 6, 2001, the Company assumed Butler Real Estate, Inc.'s leasehold interest in a 388,671 square foot warehouse facility in St. Joseph, Missouri for a total of $12,490,000. This lease was between Butler Real Estate, Inc. (Butler) and the City of St. Joseph, Missouri (the City). The Company paid $3,140,000 to Butler, issued a note for $500,000 to Butler and entered into a new lease with the City for the remainder. The lease obligation with the City amounts to $1,022,273 per year for 15 years which equates to $8,850,000 payable at 8.12%. The note to Butler is also payable at 8.12% over 15 years. This warehouse facility is 100% subleased to Mead Corporation on a net-lease for 15 years at $1,238,621 per year based upon amortization of the total rental payments for scheduled rent over the remaining lease term. At the end of the lease term, the Company may purchase the warehouse facility from the City for $100. The Company will account for this transaction as a purchase.

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided by operating activities of $1,061,724 for the current three months as compared to $1,006,962 for the prior period. The Company raised $2,359,607 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP). Dividends paid for the three months ended December 31, 2000 amounted to $1,290,979.

       Securities available for sale decreased by $819,502 primarily as a result of sales of $551,446 and an increase in the unrealized loss of $379,256 partially offset by additional purchases of $111,200. Management believes that this decline in value is temporary in nature.

           Mortgage notes payable increased by $5,067,380 during the three months ended December 31, 2000. This increase was primarily due to the additional mortgage of $5,650,000 on the new acquisition partially offset by principal repayments of $582,620.

      Loans payable decreased by $438,535 during the three months ended December 31, 2000. This decrease was the result of repayments of $3,814,998 partially offset by additional take-downs in the amount of $3,376,463 of the Company's revolving credit line and margin loan.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

           Rental and occupancy charges decreased for the three months ended December 31, 2000 to $2,195,442 as compared to $2,295,288 for the three months ended December 31, 1999. This decrease was a result of a decrease in real estate taxes on the Illinois property partially offset by the new acquisitions made in fiscal 2000 and 2001. The tenant's lease provides for the payment of real estate taxes as additional occupancy charges.

     Investment and Other Income increased by $195,854 for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. This was due primarily to an increase in investment income as the result of the increase in securities available for sale. The Company also recognized a gain on sale of securities available for sale of $90,398 for the three months ended December 31, 2000.

      Interest expense increased by $116,010 for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. This was primarily the result of additional borrowings for the new acquisitions and purchases of securities available for sale made during fiscal 2001 and 2000.


     Real estate taxes decreased by $308,962 for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. This was due primarily to the sale of the Monsey property as well as the retroactive reassessment of a warehouse facility in Illinois during fiscal 2000. Since the tenant's lease provides for the payment of real estate taxes by the tenants, there was a corresponding decrease in occupancy charges.


      Operating expenses remained relatively stable for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999.


      Office  and General Expenses decreased by $32,253  for  the three  months  ended December 31, 2000 as compared to  the  three
months  ended  December  31,  1999.  These  decreases  were   due
primarily to a decrease in professional fees.


      Depreciation  expense increased by $37,344  for  the  three months  ended  December 31, 2000 as compared to the three  months
ended  December  31,  1999. This was due  to   the   real  estate
acquisitions in fiscal 2001 and 2000.


      Gain On Sales Of Assets - Investment Property decreased by $88,631 for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. This was due to the payoff of the installment sale mortgage loan on the Bonim Associates property in fiscal 2000.


      Funds from operations (FFO), is defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation. FFO which includes gains on the installment sale of land in the amount of $-0- and $88,631 for the three months ended December 31, 2000 and 1999, respectively, increased to $1,587,724 for the three months ended December 31, 2000 from $1,351,521 for the three months ended December 31, 1999. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities amounted to $1,061,724 and $1,006,962 during the three months ended December
31, 2000 and 1999, respectively.


      The Company owns twenty-three properties of which eighteen carried mortgage loans totaling $41,172,123 at December 31, 2000. The Company has been raising capital through its DRIP and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.


     The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases. In management's opinion, newly built facilities leased to The Federal Express Corporation (FDX) subsidiaries meet this criteria. The Company is considering two FDX (or FDX subsidiaries) leased properties for purchase. This could result in an increased concentration of FDX and FDX subsidiary leased properties. This is a risk factor that shareholders should consider. FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company's shareholders. Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only on closing.

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


                     MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date:  February 9, 2001       By: /s/ Eugene W. Landy
                                      Eugene W. Landy
                                      President



Date:  February 9, 2001       By: /s/  Anna T. Chew
                                       Anna T. Chew
                                       Controller