Form 10-Q
period 2001-03-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2001-05-15
CIK 67625

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

                                   OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from ______________ to _____________

          For the Quarter ended                   Commission File
             March 31, 2001                         No 2-29442

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X           No
The number of shares or other units outstanding of each of the issuer's classes of securities as of April 16, 2001 was 9,671,614

        MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                   FOR THE QUARTER ENDED MARCH 31, 2001


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




        MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                              BALANCE SHEETS
                AS OF MARCH 31, 2001 AND SEPTEMBER 30, 2000

                                               3/31/01        9/30/00
  ASSETS
Real Estate Investments:
  Land                                        $14,115,814    $11,745,814
  Buildings, Improvements and Equipment,
    Net of Accumulated Depreciation of
    $10,052,219 and $9,102,373,
    respectively                               74,343,338     54,147,879


                                               __________     __________
Total Real Estate Investments                  88,459,152     65,893,693
Cash and Cash Equivalents                         162,029        514,090
Securities Available for Sale at
  Fair Value                                   17,334,789     16,838,802
Interest and Other Receivables                    688,990        716,744
Prepaid Expenses                                   58,407         54,808
Lease Costs, Net of Accumulated
  Amortization                                     81,943         79,367
Investment in Hollister '97, L.L.C.               925,399        925,399
Other Assets                                    1,414,907        981,002
                                               __________     __________
TOTAL ASSETS                                 $109,125,616    $86,003,905
                                             ============   ============
   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage Notes Payable                      $51,837,660    $36,104,743
  Loans Payable                                10,109,777      8,022,495
  Other Liabilities                               836,678        862,741
                                               __________     __________
Total Liabilities                              62,784,115     44,989,979
                                               __________     __________
Shareholders' Equity:
  Common Stock-Class A-$.01 Par Value,
   16,000,000 Shares Authorized,
   9,554,641 and 8,707,960 Shares Issued
   and Outstanding, respectively                   95,546         87,080
  Common Stock-Class B-$.01 Par Value,
   100,000 Shares Authorized, No Shares
   Issued or Outstanding                              -0-            -0-
  Additional Paid-In Capital                   44,944,519     41,530,173
  Accumulated Other Comprehensive
    Income (Loss)                               1,301,436      (603,327)
  Undistributed Income                                -0-            -0-
                                               __________     __________
Total Shareholders' Equity                     46,341,501     41,013,926
                                               __________     __________
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $109,125,616    $86,003,905
                                             ============   ============

                                 Unaudited
              See Accompanying Notes to Financial Statements

        MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                           STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000





                       3 Months      3 Months       6 Months     6 Months
                         Ended        Ended          Ended        Ended
                        3/31/01      3/31/00         3/31/01       3/31/00
INCOME:

  Rental and
    Occupancy Charges  $2,521,596   $2,072,216     $4,717,038    $4,367,504
  Investment and
    Other Income          549,175      481,197      1,138,735       874,899
                       __________   __________     __________    __________
     Total Income       3,070,771    2,553,413      5,855,773     5,242,403
                       __________   __________     __________    __________
EXPENSES:
  Interest Expense      1,055,985      825,377      1,950,508     1,603,890
  Real Estate Taxes       121,285       26,571        149,055       363,303
  Operating Expenses      226,498      176,674        381,253       335,046
  Office and General
    Expenses              321,537      183,970        441,767       336,455
  Depreciation            499,882      418,742        949,846       831,360
                       __________   __________     __________    __________
     Total Expenses     2,225,187    1,631,334      3,872,429     3,470,054
                       __________   __________     __________    __________

INCOME BEFORE GAINS       845,584      922,079      1,983,344     1,772,349
Gain on Sale of
  Assets -Investment
  Property                    -0-          -0-            -0-        88,631
                       __________   __________     __________    __________
NET INCOME               $845,584     $922,079     $1,983,344    $1,860,980
                       ==========   ==========     ==========    ==========
NET INCOME PER SHARE
                             $.09         $.12           $.22          $.24
  Basic and Diluted
                       ==========   ==========     ==========    ==========
WEIGHTED AVERAGE
  SHARES OUTSTANDING
  Basic and Diluted
                        9,383,250    7,978,326      9,123,366     7,810,581
                       ==========   ==========     ==========    ==========



                                 Unaudited
              See Accompanying Notes to Financial Statements

        MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                         STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

								    2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $1,983,344       $1,860,980
  Noncash Items Included in Net Income:
    Depreciation                                   949,846          831,360
    Amortization                                    61,890           55,750
    Gain on Sales of Assets-Investment
      Property                                         -0-         (88,631)
    Gain on Sales of Securities Available
      for Sale                                   (158,054)         (57,342)
  Changes In:
    Interest and Other Receivables                  27,754        (159,590)
    Prepaid Expenses                               (3,599)           12,564
    Other Assets and Lease Costs                 (329,447)         (33,212)
    Other Liabilities                             (26,063)            2,613
                                                __________       __________
NET CASH PROVIDED BY OPERATING ACTIVITIES        2,505,671        2,424,492
                                                __________       __________

CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on Installment Sales                     -0-          125,135
  Additions to Land, Buildings,               (23,515,305)      (4,114,903)
    Improvements and Equipment
  Purchase of Securities Available for           (644,803)      (3,528,916)
    Sale
  Proceeds from Sale of Securities
    Available for Sale                           2,211,633          272,884
                                                __________       __________
NET CASH USED  BY INVESTING ACTIVITIES        (21,948,475)      (7,245,800)
                                                __________       __________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                            8,650,170        4,118,288
  Principal Payments on Loans                  (6,562,888)      (3,212,915)
  Proceeds from Mortgages                       16,970,000        3,000,000
  Principal Payments on Mortgages              (1,237,083)      (1,011,300)
  Financing Costs on Debt                        (168,924)              -0-
  Proceeds from Issuance of Class A Common
    Stock                                        3,172,503        2,348,977
  Dividends Paid                               (1,733,035)      (1,497,140)
                                                __________       __________
NET CASH  PROVIDED BY FINANCING
  ACTIVITIES                                    19,090,743        3,745,910
                                                __________       __________
NET  DECREASE IN CASH AND CASH
  EQUIVALENTS                                    (352,061)      (1,075,398)
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                              514,090        1,242,457
                                                __________       __________
  END OF PERIOD                                   $162,029         $167,059
                                                ==========       ==========


                                 Unaudited

              See Accompanying Notes to Financial Statements

        MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY

                       NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 2000 have been omitted.

NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. There were no options included in the diluted weighted average shares outstanding for the three or six months ended March 31, 2001 and 2000.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income, including unrealized gains (loss) on securities available for sale, for the three and six months ended March 31, 2001 and 2000 is as follows:


                              March 31, 2001           March 31, 2000

          Three Months        $3,129,603                   $712,657
          Six Months           3,888,107                    259,783

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


	On February 6, 2001, the Company assumed Butler Real Estate, Inc.'s leasehold interest in a 388,671 square foot warehouse facility in St. Joseph, Missouri for a total of $12,490,000. This lease was between Butler Real Estate, Inc. (Butler) and the City of St. Joseph, Missouri (the City). The Company paid $3,140,000 to Butler, issued a note for $500,000 to Butler
and  entered into a new lease with the City for the remainder.   The  lease
obligation with the City amounts to $1,022,273 per year for 15 years which equates to $8,850,000 payable at 8.12%. The note to Butler is also payable at 8.12% over 15 years. This warehouse facility is 100% subleased to Mead Corporation on a net-lease for 15 years at $1,238,621 per year based upon amortization of the total rental payments for scheduled rent over the remaining lease term. At the end of the lease term, the Company may purchase the warehouse facility from the City for $100. The Company has accounted for this transaction as a purchase.

On March 5, 2001, the Company purchased a 54,812 square foot warehouse facility in Newington, Connecticut from Butler. This warehouse facility is 100% net-leased to Keebler Company. The purchase price, including closing costs, was approximately $3,400,000. The Company borrowed approximately $770,000 against its security portfolio with Prudential Securities and obtained a mortgage of $2,470,000. This mortgage is payable at the rate of 8.1% and matures May 1, 2016.

NOTE 5-SECURITIES AVAILABLE FOR SALE

      During the six months ended March 31, 2001, the Company realized a loss of $130,904 due to a writedown to fair value of Securities Available for Sale which was considered other than temporarily impaired.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On March 15, 2001, the Company paid $1,364,375 as a dividend of $.145 per share to shareholders of record February 15, 2001. Total dividends paid for the six months ended March 31, 2001 amounted to $2,655,354.

     For the six months ended March 31, 2001, the Company received $4,094,822 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). There were 846,681 shares issued, resulting in 9,554,641 shares outstanding.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the six months ended March 31, 2001 and 2000 for interest was $1,950,508 and $1,603,890, respectively.

     During  the six months ended March 31, 2001 and 2000, the Company  had
dividend  reinvestments  of   $922,319 and  $776,792,  respectively,  which
required no cash transfers.




NOTE 8 - SUBSEQUENT EVENTS

     On  April  23,  2001,  the Company purchased  a  114,123  square  foot warehouse facility in Cudahy, Wisconsin from Jones Development Company, L.L.C., an unrelated entity. This warehouse facility is 100% net leased to Fed Ex Ground Package System, Inc., a subsidiary of Federal Express Corporation. The purchase price, including closing costs was approximately $6,200,000. The Company borrowed approximately $1,700,000 against its security portfolio with Prudential Securities and obtained a mortgage of $4,250,000 at a rate of 8.15% which matures May 1, 2016. The Company formed MRC I, LLC a limited liability corporation to purchase this property.

     On April 24, 2001 the Company purchased a 109,705 square foot warehouse facility in Beltsville, Maryland from Scannell Properties #19, L.L.C., an unrelated entity. This warehouse facility is 100% net leased to Fed Ex Ground Package System, Inc., a subsidiary of Federal Express Corporation. The purchase price, including closing costs, was approximately, $9,200,000. The company borrowed $2,800,000 against its security portfolio with Prudential Securities and obtained a mortgage in the amount of $6,000,000 at a interest rate of 7.53% which matures on May 1, 2016.

        MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided by operating activities of $2,505,671 for the current six months as compared to $2,424,492 for the prior period. The Company raised $4,094,822 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan
(DRIP). Dividends paid for the six months ended March 31, 2001 amounted to $2,655,354.

           The Company purchased three warehouse facilities for a total purchase price, including closing costs, of $23,515,305.

      Securities available for sale increased by $495,987 primarily as a result of an increase in the unrealized gain of $1,904,763 and additional purchases of $644,803 partially offset by sales of $2,053,579.

      Other assets increased by $433,905 as a result of deposits for additional purchases of warehouse facilities. These warehouse facilities were purchased in April 2001.

           Mortgage notes payable increased by $15,732,917 during the six months ended March 31, 2001. This increase was primarily due to additional mortgages of $16,970,000 on the new acquisitions partially offset by principal repayments of $1,237,083.

      Loans payable increased by $2,087,282 during the six months ended March 31, 2001. This increase was the result of additional take-downs in the amount of $8,650,170 of the Company's revolving credit line and margin loan partially offset by repayments of $6,562,888.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

          Rental and occupancy charges increased for the three months ended March 31, 2001 to $2,521,596 as compared to $2,072,216 for the three months ended March 31, 2000. Rental and Occupancy charges increased to $4,717,038 for the six months ended March 31,2001 as compared to $4,367,504 for the six months ended March 31, 2000. This was a result of the new acquisitions made in fiscal 2000 and 2001 partially offset by a decrease in real estate taxes on the Illinois property in the first quarter of 2001. The tenant's lease provides for the payment of real estate taxes as additional occupancy charges.

     Investment and Other Income increased by $67,978 for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Investment and Other Income increased by $263,836 for the six months ended March 31, 2001 as compared to the six months ended March 31, 2000. This was due primarily to an increase in investment income as the result of the increase in securities available for sale. The Company also recognized a gain on sale of securities available for sale of $288,958 for the six months ended March 31, 2001. This gain was reduced by the writedown of $130,904 of securities available of sale which was considered other than temporarily impaired.

      Interest expense increased by $230,608 for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Interest expense increased by $346,618 for the six months ended March 31, 2001 as compared to the six months ending March 31, 2000. This was primarily the result of additional borrowings for the new acquisitions and purchases of securities available for sale made during fiscal 2001 and 2000.

      Real estate taxes increased by $94,714 for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This was due primarily to the new acquisitions made in fiscal 2000 and 2001. Real estate taxes decreased by $214,248 for the six months ended March 31, 2001 as compared to the six months ended March 31, 2000. This was primarily due to the retroactive reassessment of a warehouse facility in Illinois during fiscal 2000.

      Operating expenses increased by $49,824 for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 and increased by $46,207 for the six months ended March 31, 2001 as compared to the six moths ended March 31, 2000. This was due primarily to the new acquisitions made in fiscal 2000 and 2001.

     Office and General Expenses increased by $137,567 and $105,312 for the three and six months ended March 31, 2001 as compared to the three and six months ended March 31, 2000, respectively. This was primarily due to increased occupancy charges and personnel costs.

      Depreciation expense increased by $81,140 for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Depreciation expense increased by $118,486 for the six months ended March 31, 2001 as compared to the six months ended March 31, 2000. This was due to the real estate acquisitions in fiscal 2001 and 2000.

     Gain On Sales Of Assets - Investment Property decreased by $88,631 for the six months ended March 31, 2001 as compared to the six months ended March 31, 2000. This was due to the payoff of the installment sale mortgage loan on the Bonim Associates property in fiscal 2000.

      Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation amounted to $1,345,466 and $1,340,821 for the three months ended March 31, 2001 and 2000, respectively. FFO increased from $2,692,340 for the six months ended March 31, 2000 to $2,933,190 for the six months ended March 31, 2001. FFO for the six months ended March 31, 2001 and 2000 includes gains on the installment sale of land in the amount of $-0- and $88,631, respectively. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities amounted to $2,505,671 and $2,424,492 during the six months ended March 31, 2001 and 2000, respectively.

      The Company owns twenty-five properties of which twenty carried mortgage loans totaling $51,837,660 at March 31, 2001. The Company has been raising capital through its DRIP and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

     The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases. In management's opinion, newly built facilities leased to The Federal Express Corporation (FDX)
subsidiaries meet this criteria. The Company has purchased two FDX subsidiary leased properties in April 2001 and is considering an additional FDX subsidiary leased property. This will result in an increased concentration of FDX and FDX subsidiary leased properties. This is a risk factor that shareholders should consider. FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company's shareholders. Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only on closing.

PART II:  OTHER INFORMATION


                MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     ITEM 1:  LEGAL PROCEEDINGS - None

     ITEM 2:  CHANGES IN SECURITIES - None

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES - None

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

     ITEM 5:  OTHER INFORMATION - None

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS - None

     (b) REPORTS ON FORM 8-K - Form 8-K dated February 6, 2001 was filed to report the assumption of a leasehold interest in a warehouse facility in St. Joseph, Missouri.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date:          May 11, 2001             By: /s/ Eugene W. Landy
                                                Eugene W. Landy
                                                President



Date:          May 11, 2001             By: /s/ Anna T. Chew
                                                Anna T. Chew
                                                Controller