Form 10-Q
period 2001-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2001-08-13
CIK 67625

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

                            OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

     For the Quarter ended                   Commission File
         June 30, 2001                         No 2-29442

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


-------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No

The number of shares or other units outstanding of each of the issuer's classes of securities as of August 8, 2001 was 10,007,700.

    MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                FOR THE QUARTER ENDED JUNE 30, 2001


                          C O N T E N T S



                                                         Page No.

Part I -  Financial Information

Item 1 -  Financial Statements (Unaudited):

          Balance Sheets                                     3

          Statements of Income                               4

          Statements of Cash Flows                           5

          Notes to Financial Statements                     6-8

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9-11

Item 3 -  Quantitative and Qualitative Disclosures About
          Market Risk

          There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Part II - Other Information                                 12

          Signatures                                        13


    MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                          BALANCE SHEETS
            AS OF JUNE 30, 2001 AND SEPTEMBER 30, 2000

                                             6/30/01          9/30/00

  ASSETS
Real Estate Investments:
  Land                                      $18,295,814    $11,745,814


  Buildings, Improvements and
   Equipment, Net of Accumulated
   Depreciation of $10,638,161 and
   $9,102,373, respectively                  84,848,789     54,147,879
                                             __________     __________
Cash and Cash Equivalents                       156,500        514,090
Securities Available for Sale at
  Fair Value                                 14,194,576     16,838,802
Interest and Other Receivables                  737,020        716,744
Prepaid Expenses                                 44,391         54,808
Lease Costs, Net of Accumulated
  Amortization                                  107,002         79,367
Investment in Hollister '97, L.L.C.             925,399        925,399
Other Assets                                  1,056,761        981,002
                                             __________     __________
TOTAL ASSETS                               $120,366,252    $86,003,905
                                             ==========     ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage Notes Payable                    $61,281,241    $36,104,743
  Loans Payable                               9,471,314      8,022,495
  Other Liabilities                             835,748        862,741
                                             __________     __________
Total Liabilities                            71,588,303     44,989,979
                                             __________     __________
Shareholders' Equity:


  Common Stock-Class A-$.01 Par Value,
   16,000,000 Shares Authorized,
   9,911,386 and 8,707,960Shares Issued
   and Outstanding, respectively                 99,114         87,080

  Common Stock-Class B-$.01 Par Value,
   100,000 Shares Authorized, No
   Shares Issued or Outstanding                     -0-            -0-
  Additional Paid-In Capital                 46,661,334     41,530,173
  Accumulated Other Comprehensive
   Income (Loss)                              2,017,501      (603,327)
  Undistributed Income                              -0-            -0-
                                             __________     __________
Total Shareholders' Equity                   48,777,949     41,013,926
                                             __________     __________
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $120,366,252    $86,003,905
                                             ==========     ==========

                             Unaudited
          See Accompanying Notes to Financial Statements




    MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                       STATEMENTS OF INCOME
    FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000




                        3 Months     3 Months      9 Months    9 Months
                         Ended         Ended        Ended        Ended
                        6/30/01       6/30/00       6/30/01      6/30/00
INCOME:

Rental and Occupancy
  Charges              $2,827,432    $2,100,008    $7,544,470   $6,467,512
Investment and
  Dividend Income         401,749       468,208     1,382,430    1,285,765
Gain on Securities
  Available for Sale
  Transactions, net       281,015           -0-       439,069       57,342
                       __________    __________   __________    __________
     Total Income       3,510,196     2,568,216    9,365,969     7,810,619
                       __________    __________   __________    __________
EXPENSES:
Interest Expense        1,325,814       846,981    3,276,322     2,450,871
Real Estate Taxes          41,895        23,643      190,950       386,946
Operating Expenses        206,379       124,872      587,632       459,918
Office and General
  Expenses                238,325       258,804      680,092       595,259
Depreciation              585,942       430,980    1,535,788     1,262,340
                       __________    __________   __________    __________
   Total Expenses       2,398,355     1,685,280    6,270,784     5,155,334
                       __________    __________   __________    __________
INCOME BEFORE GAINS     1,111,841       882,936    3,095,185     2,655,285
Gain on Sale of Assets -
  Investment Property         -0-           -0-          -0-        88,631
                       __________    __________   __________    __________
NET INCOME             $1,111,841      $882,936   $3,095,185    $2,743,916
                       ==========    ==========   ==========    ==========
NET INCOME PER SHARE
  Basic and Diluted          $.11          $.11         $.33          $.35
                       ==========    ==========   ==========    ==========
WEIGHTED AVERAGE
  SHARES
  OUTSTANDING
  Basic                 9,721,477     8,223,967    9,319,484     7,939,734
                       ==========    ==========   ==========    ==========
  Diluted               9,725,484     8,223,967    9,319,659     7,939,734
                       ==========    ==========   ==========    ==========

                             Unaudited
          See Accompanying Notes to Financial Statements





    MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                     STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                 $3,095,185     $2,743,916
  Noncash Items Included in Net Income:
    Depreciation                              1,535,788      1,262,340
    Amortization                                 97,416        101,742
    Gain on Sales of Assets-
     Investment Property                            -0-       (88,631)
    Gain on Sales of Securities
     Available for Sale                       (439,069)       (57,342)
  Changes In:
    Interest and Other Receivables             (20,276)      (176,605)
    Prepaid Expenses                             10,417          3,705
    Other Assets and Lease Costs                237,220      (212,993)
    Other Liabilities                          (26,993)         20,579
                                             __________     __________
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                        4,489,688      3,596,711
                                             __________     __________
CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on Installment Sales                  -0-        125,135
  Additions to Land, Buildings,
    Improvements and Equipment             (38,786,698)    (4,124,858)
  Purchase of Securities Available
    for Sale                                  (644,803)    (4,197,039)
  Proceeds from Sale of Securities
    Available for Sale                        6,348,926        272,884
                                             __________     __________
NET CASH USED  BY INVESTING ACTIVITIES     (33,082,575)    (7,923,878)
                                             __________     __________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                        14,453,367      5,118,288
  Principal Payments on Loans              (13,004,548)    (3,685,648)
  Proceeds from Mortgages                    27,220,000      3,000,000
  Principal Payments on Mortgages           (2,043,502)    (1,564,622)
  Financing Costs on Debt                     (438,030)            -0-
  Proceeds from Issuance of Class A           4,705,767      2,655,638
    Common Stock
  Dividends Paid                            (2,657,757)    (2,285,543)
                                             __________     __________
NET CASH  PROVIDED BY FINANCING
  ACTIVITIES                                 28,235,297      3,238,113
                                             __________     __________
NET  DECREASE IN CASH AND CASH
   EQUIVALENTS                                (357,590)    (1,089,054)
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                           514,090      1,242,457
                                             __________     __________
  END OF PERIOD                                $156,500       $153,403
                                             ==========     ==========


                             Unaudited
          See Accompanying Notes to Financial Statements



    MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY

                   NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 2000 have been omitted.

NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 4,007 and 175 for the three and nine months ended June 30, 2001, respectively are included in the diluted weighted average shares outstanding.

NOTE 3 - COMPREHENSIVE INCOME

     Total comprehensive income, including unrealized gains (loss) on securities available for sale, for the three and nine months ended June 30, 2001 and 2000 is as follows:


                              June 30, 2001       June 30, 2000

          Three Months        $1,827,906            $1,830,501
          Nine Months          5,716,013             2,090,284

NOTE 4 - REAL ESTATE INVESTMENTS

     On November 14, 2000, the Company purchased a 112,779 square foot warehouse facility in Richmond, Virginia from Regional Development Co., Inc., an unrelated entity. This warehouse facility is 100% net leased to Federal Express Corporation. The purchase price, including closing costs, was approximately $7,565,000. The Company used approximately $1,806,000 of its Revolving Credit Line with Summit Bank and obtained a mortgage of $5,650,000. This mortgage is payable at a variable interest rate of 1.80% over LIBOR and matures December 1, 2015.


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

NOTE 5-SECURITIES AVAILABLE FOR SALE

     During the nine months ended June 30, 2001, the Company realized a loss of $226,842 due to a writedown to fair value of Securities Available for Sale which was considered other than temporarily impaired. This loss is included in the Gain on Securities for Sale Transactions, net.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On June 15, 2001, the Company paid $1,414,657 as a dividend of $.145 per share to shareholders of record May 15, 2001. Total dividends paid for the nine months ended June 30, 2001 amounted to $4,070,011.

     For the nine months ended June 30, 2001, the Company received $6,118,021 from the Dividend Reinvestment and Stock Purchase Plan
(DRIP). There were 1,203,426 shares issued, resulting in 9,911,386 shares outstanding.


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the nine months ended June 30, 2001 and 2000 for interest was $3,276,322 and $2,450,871, respectively.

     During the nine months ended June 30, 2001 and 2000, the Company had dividend reinvestments of $1,412,254 and $1,178,084, respectively, which required no cash transfers.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

     On  July  20,  2001, the Financial Accounting Standards  Board
(FASB)  issued  Statement  No.  141,  Business  Combinations,   and
Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30,
2001.    Statement   141  also  specifies  the  criteria   acquired
intangible  assets  must meet to be recognized and  reported  apart
from  goodwill.   Statement  142 will  require  that  goodwill  and
intangible  assets  with  indefinite  useful  lives  no  longer  be amortized,  but instead tested for impairment at least annually  in
accordance  with  the provisions of Statement 142.   Statement  142
will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their
estimated   residual  values,  and  reviewed  for   impairment   in
accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     Statement 142 requires that goodwill and any intangible asset determined to have an indefinite useful life acquired after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     The Company is required to adopt the provisions of Statement 141 immediately. The initial adoption of Statement 141 had no impact on the Company's consolidated financial statements. The Company is required to adopt Statement 142 effective January 1, 2002. The Company currently has no recorded goodwill or intangible assets and does not anticipate that the initial adoption of Statement 142 will have a significant impact on the Company's consolidated financial statements.

    MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided by operating activities of $4,489,688 for the current nine months as compared to $3,596,711 for the prior period. The Company raised $6,118,021 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP). Dividends paid for the nine months ended June 30, 2001 amounted to $4,070,011.

           The Company purchased five warehouse facilities for a total purchase price, including closing costs, of approximately $39,000,000.

       Securities  available  for  sale  decreased  by   $2,644,226
primarily as a result of sales of $5,909,857 offset by purchases of $644,803 and an increase in the unrealized gain of $2,620,828.

     Other assets increased by $75,759 as a result of a deposit for the purchase of an additional warehouse facility.

           Mortgage notes payable increased by $25,176,498 during the nine months ended June 30, 2001. This increase was primarily due to additional mortgages of $27,220,000 on the new acquisitions partially offset by principal repayments of $2,043,502.

      Loans payable increased by $1,448,819 during the nine months ended June 30, 2001. This increase was the result of additional take-downs in the amount of $14,453,367 of the Company's revolving credit line and margin loan partially offset by repayments of $13,004,548.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

           Rental and occupancy charges increased for the three months ended June 30, 2001 to $2,827,432 as compared to $2,100,008 for the three months ended June 30, 2000. Rental and Occupancy charges increased to $7,544,470 for the nine months ended June 30, 2001 as compared to $6,467,512 for the nine months ended June 30, 2000. This was a result of the new acquisitions made in fiscal 2000 and 2001 partially offset by a decrease in real estate taxes on the Illinois property in the first quarter of 2001. The tenant's lease provides for the payment of real estate taxes as additional occupancy charges.

     Interest and dividend income decreased by $66,459 for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This was due primarily to the sales of securities available for sale during the current three months. Interest and dividend income increased by $96,665 for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000. This was due primarily to purchases of securities available for sale during fiscal 2000.

     Gain on Securities Available for Sale transactions amounted to $281,015 and $-0- for the three months ended June 30, 2001 and 2000, respectively. Gain on Securities Available for Sale transactions amounted to $439,069 and $57,342 for the nine months ended June 30, 2001 and 2000, respectively. This gain has been reduced by the writedown of $95,938 and $226,842 of securities available of sale for the three and nine months ended June 30, 2001, respectively which were considered other than temporarily impaired.

      Interest expense increased by $478,833 for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Interest expense increased by $825,451 for the nine months ended June 30, 2001 as compared to the nine months ending June 30, 2000. This was primarily the result of additional borrowings for the new acquisitions and purchases of securities available for sale made during fiscal 2001 and 2000.

      Real estate taxes increased by $18,252 for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This was due primarily to the new acquisitions made in fiscal 2000 and 2001. Real estate taxes decreased by $195,996 for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000. This was primarily due to the retroactive reassessment of a warehouse facility in Illinois during fiscal 2000.

      Operating expenses increased by $81,507 for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 and increased by $127,714 for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000. This was due primarily to the new acquisitions made in fiscal 2000 and 2001.

     Office and General Expenses remained relatively stable for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Office and General expenses increased by $84,833 for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000. This was primarily due to increased occupancy charges and personnel costs.

      Depreciation expense increased by $154,962 for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Depreciation expense increased by $273,448 for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000. This was due to the real estate acquisitions in fiscal 2001 and 2000.

      Gain On Sales Of Assets - Investment Property decreased by $88,631 for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000. This was due to the payoff of the installment sale mortgage loan on the Bonim Associates property in fiscal 2000.

      Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation amounted to $1,697,783 and $1,313,916 for the three months ended June 30, 2001 and 2000, respectively. FFO increased from $4,006,256 for the nine months ended June 30, 2000 to
$4,630,973 for the nine months ended June 30, 2001. FFO for the nine months ended June 30, 2001 and 2000 includes gains on the installment sale of land in the amount of $-0- and $88,631, respectively. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities amounted to $4,489,688 and $3,596,711 during the nine months ended June 30, 2001 and 2000, respectively.

      The Company owns twenty-seven properties of which twenty-two carried mortgage loans totaling $61,281,241 at June 30, 2001. The Company has been raising capital through its DRIP and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

     The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases. In management's opinion, newly built facilities leased to The Federal Express Corporation (FDX) and its subsidiaries meet this criteria. The Company is considering an additional FDX subsidiary leased property. This will result in an increased concentration of FDX and FDX subsidiary leased properties. This is a risk factor that shareholders should consider. FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company's shareholders. Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only on closing.

PART II:  OTHER INFORMATION


            MONMOUTH REAL ESTATE INVESTMENT CORPORATION



     ITEM 1:  LEGAL PROCEEDINGS - None

     ITEM 2:  CHANGES IN SECURITIES - None

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES - None

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

              The Annual Meeting of Shareholders was
              held on April 26, 2001 to elect a Board of Directors for the ensuing year and to approve the selection of Independent
              Auditors.  Proxies for the meeting were
              solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.


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


               MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date:          August 8, 2001      By:  /s/Eugene W. Landy
                                        Eugene W. Landy
                                        President



Date:          August 8, 2001      By:  /s/Anna T. Chew
                                        Anna T. Chew
                                        Controller