Form 10-K
period 2001-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2001-12-24
CIK 67625

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549
                          FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ___________ to _____________

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

Registrant's telephone number, including area code:
  (732)577-9997

Securities registered pursuant to Section 12(b)of the Act:
None

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

     The aggregate market value of voting stock held by non-
affiliates  of  the  Registrant was  $63,512,445  (based  on
9,711,383  shares of common stock at the closing   price  of
$6.54 per share) as  of December 7, 2001.

       There   were   10,474,468  shares  of  common   stock
outstanding as of December 7, 2001.

        Documents   Incorporated  by   Reference:   Exhibits
incorporated by reference are listed in Part  IV,  Item   14
(a) (3).

                           PART  I

ITEM 1 - BUSINESS

       Monmouth  Real  Estate  Investment  Corporation  (the
Company) is a corporation operating as a qualified real estate investment trust under Sections 856-858 of the Internal Revenue Code.

      Currently, the Company derives its income primarily from real estate rental operations. The Company has approximately 2,513,000 square feet of property, of which approximately 838,000 square feet, or 33%, is leased to Federal Express Corporation and approximately 301,000 square feet, or 12%, is leased to Keebler Company. During 2001, 2000 and 1999 rental and occupancy charges from properties leased to these companies approximated 55%, 52% and 49%, respectively, of total rental and occupancy charges.

      At September 30, 2001, the Company had investments in twenty-seven properties. (See Item 2 for detailed description of the properties.) These properties are located in New Jersey, New York, Pennsylvania, North
Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin and Maryland. All properties are managed by a management company. All properties are leased on a net basis except Monaca, Pennsylvania.

      The Company does not have an advisory contract. Its properties are managed by Cronheim Management Services. Effective August 1, 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income on certain properties for management fees. Cronheim Management Services provides sub-agents as regional managers for the Company's properties and compensates them out of this management fee. Cronheim Management Services received $220,521, $199,432, and $161,146 in 2001, 2000 and 1999, respectively, for the management of various properties.

       The David Cronheim Company received $26,708, $14,347,
and  $136,229  in lease brokerage commissions in 2001,  2000 and 1999, respectively.

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

      In fiscal 2001, the Company purchased five net-leased industrial properties for a total cost of approximately $39,000,000. In fiscal 2002, the Company anticipates acquisitions of approximately $30,000,000. The funds for these acquisitions may come from the Company's available line of credit, other bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

     The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases. In management's opinion, newly built facilities leased to Federal Express Corporation (FDX) or FDX subsidiaries meet this criteria. The Company is considering one property for purchase which is leased to FDX or FDX subsidiaries. This will result in an additional concentration of properties leased to FDX and FDX subsidiaries. This is a risk factor that shareholders should consider. FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company's shareholders. Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only on closing.

              The Company faces possible environmental liability issues. Current and former real estate owners and operators may be required by law to investigate and clean up hazardous substances released at the properties they owned or operated. They may also be liable to the government or to third parties for property damage, investigation costs and cleanup costs. Contamination may affect adversely the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

               The Company has no way of determining at this time the magnitude of any potential liability to which it may be subject arising out of unknown environmental conditions or violations with respect to the properties it formerly owned. Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed of, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability.

              The Company is not currently aware of any environmental liabilities relating to its properties which would have a material adverse effect on its business, assets, or results of operations. However, no assurance can be given that environmental liabilities will not arise in the future.

ITEM 2 - DETAILED DESCRIPTION OF PROPERTIES


     The Company operates as a real estate investment trust. Its portfolio is primarily in real estate holdings, some of which have been long-term holdings carried on the financial statements of the Company at depreciated cost. It is believed that their current market values exceed both the original cost and the depreciated cost. The following is a brief description of the Company's real estate holdings at September 30, 2001. (See Item 14, Schedule III for additional information on Real Estate and Accumulated Depreciation and Item 14, Note 6 of the Notes to the Financial Statements for a discussion of encumbrances on these equity holdings).

SOMERSET, NEW JERSEY

      The Company owns a two-thirds undivided interest in this Somerset, New Jersey shopping center. The remaining one-third interest is owned by D & E Realty, an unrelated entity. All assets, liabilities, income and expense are allocated to the owners based upon their respective ownership percentages. The total rentable space in this shopping center is approximately 42,800 square feet. In addition, 21,365 square feet of land was leased to Taco Bell, Inc. on which a freestanding restaurant was completed during 1993. This shopping center was 97% occupied at
September  30,  2001.   The  main  store  lease  expires  on
September 30, 2005. The Company's portion of the annual gross rental income on this facility was approximately $314,000.

RAMSEY, NEW JERSEY

      Ramsey Industrial Park, located on E. Crescent Avenue in Ramsey, New Jersey is a 42,719 square foot building net-leased to Bogen Photo, Inc. This lease expires on September 30, 2001. The current annual gross rental income is approximately $224,000. This lease has been extended to September 30, 2006 at an annual rent of $279,000.

MONACA, PENNSYLVANIA

       The Moor Industrial Park is located in Monaca, Pennsylvania. It consists of approximately 292,000 feet of rentable space located on 23 acres. The leases are all short term at relatively low rents compared to the Company's other properties. The current annual gross rental income is approximately $465,000. At September 30, 2001, this property was 74% occupied. This property has 1,200 feet of undeveloped river frontage.

ORANGEBURG, NEW YORK

      This 50,400 square foot warehouse facility, located in Orangeburg, New York, is net-leased to Keebler Company. The average annual rental income over the term of the lease, which expired on December 31, 2000, was approximately $433,000. This lease has been extended to December 31, 2003 at an annualized rent of $323,000 per annum.

SOUTH BRUNSWICK, NEW JERSEY

     This 144,520 square foot warehouse facility, located in South Brunswick, New Jersey, is net-leased to McMaster Carr Supply Co. This lease expired on December 31, 2000. The average annual rental income over the term of the lease was $614,000. This lease has been extended to December 31, 2003 at an annualized rent of $705,000 per annum.

GREENSBORO, NORTH CAROLINA

      This 40,560 square foot distribution center, located in Greensboro, North Carolina is net-leased to Keebler Company. This lease expires February 14, 2003. The average annual rental income over the term of the lease is approximately $233,000.

JACKSON, MISSISSIPPI

      This 26,340 square foot warehouse facility, located in Jackson, Mississippi, is net-leased to Keebler Company. The average annual rental income over the term of the lease is approximately $169,000. This lease expires September 30, 2003.

FRANKLIN, MASSACHUSETTS

     This 84,376 square foot warehouse facility, located in Franklin, Massachusetts, is net-leased to the Keebler Company. The average annual rental income over the term of the lease is approximately $516,000. This lease expires on January 31, 2004.

WICHITA, KANSAS

     This 44,136 square foot warehouse facility, located in Wichita, Kansas, is net-leased to Keebler Company. The average annual rental income over the term of the lease is approximately $195,000. This lease expires May 30, 2005. Keebler Company has sub-leased this facility.

URBANDALE, IOWA

      This 36,150 square foot warehouse facility, located in Urbandale, Iowa, is net-leased to the Glazers Distributors of Iowa, Inc. The average annual rental income over the term of the lease is approximately $127,000. This lease expires June 30, 2003.

RICHLAND, MISSISSIPPI

      This 36,000 square foot warehouse facility, located in Richland, Mississippi, is 100% net-leased to Federal Express Corporation for an average annual rental income of approximately $140,000 over the term of the lease. This lease expires on March 31, 2004.

O'FALLON MISSOURI

      This 102,135 square foot warehouse facility, located in O'Fallon, Missouri, is 100% net-leased to PPG Industries, Inc. This lease expired June 30, 2001. The average annual rental income over the term of the lease was approximately $353,000. This lease has been extended to June 30, 2006 at an annualized rent of approximately $398,000 per annum.

VIRGINIA BEACH, VIRGINIA

      This 67,926 square foot warehouse facility, located in Virginia Beach, Virginia, was 100% net-leased to the Raytheon Service Company. The annual rental income was approximately $307,000. This lease expired February 28, 2001. This facility is currently vacant. Management believes this property to be well situated and is actively seeking new lease prospects.

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

ROMULUS, MICHIGAN

     This 72,000 square foot warehouse facility, located in Romulus, Michigan, is 100% net-leased to Federal Express Corporation. The average annual rental over the term of the lease is approximately $396,000. This lease expires on November 30, 2007.

LIBERTY, MISSOURI

      This 98,200 square foot warehouse facility, located in Liberty, Missouri, is 100% net- leased to the Johnson Controls, Inc. The average annual rental income over the term of the lease is approximately $705,000. This lease expires on December 18, 2007. Johnson Controls, Inc. has sub-leased this facility.

OMAHA, NEBRASKA

     This 88,140 square foot warehouse facility, located in Omaha, Nebraska, is 100% net-leased to Federal Express Corporation. The average annual rental income over the term of the lease is approximately $516,000. This lease expires October 31, 2008.

CHARLOTTESVILLE, VIRGINIA

     This 49,900 square foot warehouse facility, located in Charlottesville, Virginia, is 100% net-leased to Federal Express Corporation. The average annual rental income over the term of the lease is approximately $363,000. This lease expires October 31, 2008.

JACKSONVILLE, FLORIDA

     This 95,883 square foot warehouse facility, located in Jacksonville, Florida, is 100% net-leased to Federal Express Corporation. The average annual rental income over the term of the lease is approximately $526,000. This lease expires May 31, 2008.

UNION CITY, OHIO

      This 85,508 square foot warehouse facility, located in Union City, Ohio, is 100% net-leased to RPS Ground, a subsidiary of Federal Express Corporation. The average annual rental income over the term of the lease is approximately $393,000. This lease expires August 1, 2009.

RICHMOND, VIRGINIA

     This 112,799 square foot warehouse facility, located in Richmond, Virginia was purchased in fiscal 2001. This warehouse facility is 100% net-leased to Federal Express Corporation. The average annual rental income over the term of the lease is approximately $689,000. This lease expires October 21, 2009.

ST. JOSEPH, MISSOURI

     This 388,671 square foot warehouse facility, located in St. Joseph, Missouri, was purchased in fiscal 2001 through the assumption of a leasehold interest. This warehouse facility is 100% net-leased to the Mead Corporation. The average annual rental income over the term of the lease is approximately $1,239,000. This lease expires November 30, 2015.

NEWINGTON, CONNECTICUT

      This 54,812 square foot warehouse facility, located in Newington, Connecticut, was purchased in fiscal 2001. This warehouse facility is 100% net-leased to Keebler Company. The average annual rental income over the term of the lease is approximately $340,000. This lease expires February 28, 2011.

CUDAHY, WISCONSIN

     This 114,123 square foot warehouse facility, located in Cudahy, Wisconsin, was purchased in fiscal 2001. This warehouse facility is 100% net-leased to Fed Ex Ground Package System, Inc., a subsidiary of Federal Express Corporation. The average annual rental income over the term of the lease is approximately $572,000. This lease expires March 31, 2011.

BELTSVILLE, MARYLAND

     This 109,705 square foot warehouse facility, located in Beltsville, Maryland, was purchased in fiscal 2001. This warehouse facility is 100% net-leased to Fed Ex Ground Package System, Inc., a subsidiary of Federal Express Corporation. The average annual rental income over the term of the lease is approximately $892,000. This lease expires December 31, 2010.

ITEM 3 - LEGAL PROCEEDINGS

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 2001.



                           PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      The shares of Class A common stock of Monmouth Real Estate Investment Corporation are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ symbol MNRTA). The per share range of high and low market prices and distributions paid to shareholders during each quarter of the last two years were as follows:

                    2001                           2000
               Market Price                    Market Price
  Fiscal                          Fiscal
   Qtr.    High    Low   Distrib   Qtr.  High    Low   Distrib

  First    5.188   4.750  $.145  First   5.375  4.625    $.145
  Second   5.875   4.813   .145  Second  5.188  4.500     .145
  Third    6.130   5.500   .145  Third   5.375  4.563     .145
  Fourth                   .145  Fourth  5.375  4.813     .145
                          _____                          _____
                         $.  58                          $ .58
                            ===                            ===



      The over-the-counter market quotations reflect the inter-
dealer   prices,  without  retail  mark-up,   mark-down   or
commission,   and  may  not  necessarily  represent   actual
transactions.

      On September 30, 2001, the closing price was $6.15.

      As  of  September  30, 2001, there were  approximately
1,091 shareholders of record who held shares of Class A common stock of the Company.

      It is the Company's intention to continue distributing quarterly dividends. On October 3, 2001 the Company declared a dividend of $.145 per share to be paid on December 17, 2001 to shareholders of record November 15, 2001.

ITEM 6 - SELECTED FINANCIAL DATA

      The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended September 30, 2001. This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

                                    September 30,

                 2001         2000        1999         1998        1997

INCOME STATEMENT DATA:

Total
 Income     $ 12,908,204 $ 10,397,973 $ 8,751,219 $  6,963,825 $  5,798,699

Total
 Expenses      8,785,150    6,897,207   6,214,993    4,493,595    3,965,002
Gains on
 Sales of
 Assets -
 Investment
 Property            -0-       88,631   1,260,534       29,692       47,457

Net Income     4,123,054    3,589,397   3,796,760    2,499,922    1,881,154
Net Income
 Per Share
 Basic And
 Diluted             .43          .44         .57          .50          .46

BALANCE SHEET DATA:

Total
 Assets     $119,433,470  $86,003,905 $79,424,958 $ 55,582,845 $ 44,942,723
Long-Term
Obligations   56,748,555   33,780,968  33,182,307   24,436,941   20,498,016
Shareholders'
 Equity       49,929,539   41,013,926  36,276,677   27,404,822   19,889,288

OTHER INFORMATION:

Average
 Number Of
 Shares
 Outstanding   9,504,806    8,078,877   6,627,344    4,997,775    4,047,759
Funds from
Operations* $  6,289,381 $  5,292,384 $ 4,220,279 $  3,647,345 $  2,821,902
Cash
 Dividends
 Per Share           .58          .58       .5675          .53          .51



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

ITEM 6 - SELECTED FINANCIAL DATA (CONT'D

              SUMMARY OF OPERATIONS BY PROPERTY
              FOR THE YEARS ENDED SEPTEMBER 30,

                               2001          2000         1999
Net Rental Income:

Somerset, New Jersey        $   270,716 $    247,795 $    257,143
Ramsey, New Jersey              114,702      157,488      165,994
Monaca, Pennsylvania            145,484      187,031      190,435
Monsey, New York                    -0-          -0-      115,534
Orangeburg, New York            155,249      220,767      203,916
South Brunswick,
 New Jersey                     448,308      412,634      404,304
Greensboro,
 North Carolina                 207,361      192,358      182,442
Jackson, Mississippi             78,996       72,937       70,372
Franklin, Massachusetts         307,996      278,733      259,637
Wichita, Kansas                  53,132       31,117       23,714
Urbandale, Iowa                  28,631       88,628      110,817
Richland, Mississippi            69,508       58,738       51,872
O'Fallon, Missouri              130,480      101,646       85,811
Virginia Beach, Virginia       (56,485)      110,359      107,227
Fayetteville,
 North Carolina                 107,017       89,158       93,972
Schaumburg, Illinois            105,769       80,094       64,422
Burr Ridge, Illinois             33,355       41,756        9,448
Romulus, Michigan               104,130       93,874       90,261
Liberty, Missouri               222,353      206,755      120,806
Omaha, Nebraska                 126,956      113,526      121,793
Charlottesville, Virginia       105,075       94,450       77,251
Jacksonville, Florida           132,789      114,921     (18,300)
Union City, Ohio                 62,314       41,177          -0-
Richmond, Virginia              198,862          -0-          -0-
St. Joseph, Missouri            155,660          -0-          -0-
Newington, Connecticut           26,670          -0-          -0-
Cudahy, Wisconsin                35,275          -0-          -0-
Beltsville, Maryland            115,176          -0-          -0-
                             __________   ___________   __________

   Net Rental Income          3,485,479    3,035,942    2,788,871
   Net Investment and
      Other Income            1,613,977    1,253,695      465,602
                            ___________   ___________   __________
           TOTAL              5,099,456     4,289,637    3,254,473
General & Administrative
 Expenses                     (976,402)     (788,871)    (718,247)
                            ___________   ___________   __________

Income Before Gains           4,123,054     3,500,766    2,536,226
Gain on Sale of Assets-
Investment Property                 -0-       88,631     1,260,534
                            ___________   ___________   __________

NET INCOME                $   4,123,054  $  3,589,397  $ 3,796,760
                            ===========   ===========   ==========


 ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

       Monmouth Real Estate Investment Corporation (the Company) operates as a real estate investment trust deriving its income primarily from real estate rental operations. At September 30, 2001, the Company's shareholders' equity increased to $49,929,539 as compared to $41,013,926 in 2000 principally due to proceeds from the dividend reinvestment and stock purchase plan.

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

      The  Company's  focus is on real  estate  investments.
During the past nine years, the Company purchased twenty-four net-leased warehouse facilities at an aggregate cost of approximately $110,000,000.

      The Company financed these purchases primarily through mortgages on its acquisitions. The Company also has a secured $6,345,000 line of credit of which approximately $3,237,000 was available at September 30, 2001. Interest is at Prime and is due monthly. This credit line expires on November 29, 2002.

      The Company expects to make additional real estate investments from time to time. In 2002, the Company plans to acquire approximately $30,000,000 of net-leased industrial properties. The funds for these acquisitions may come from the Company's available line of credit, other bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

      The Company also invests in debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin. The margin loans at September 30, 2001 totalled approximately $4,389,000. During fiscal 2001, the Company's securities portfolio decreased by approximately $3,900,000 due to sales of approximately $6,900,000 offset by purchases of approximately $800,000 and change in unrealized gain of approximately $2,200,000.

 ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONT'D)

     Funds generated are expected to be sufficient to meet debt service requirements and capital expenditures of the Company.

      Cash provided from operating activities amounted to $4,785,236 in 2001 as compared to $4,583,749 in 2000 and
$4,493,792 in 1999.

       At September 30, 2001, the Company had total liabilities of $69,503,931 and total assets of $119,433,470. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

      The Company has a Dividend Reinvestment and Stock Purchase Plan. During 2001, a total of $8,179,845 in additional capital was raised. The success of the Plan has resulted in a substantial improvement in the Company's liquidity and capital resources in 2001. It is anticipated, although no assurances can be given, that a comparable level of participation will continue in the Plan in fiscal 2002. Therefore, the Company anticipates that the Plan will result in further increased liquidity and capital resources in fiscal 2002.

Results of Operations

      The Company's activities primarily generate rental income. Net income for the fiscal year ended September 30, 2001 was $4,123,054 as compared to $3,589,397 in 2000 and
$3,796,760 in 1999. Net rental income, defined as rental and occupancy charges reduced by direct operating expenses, management fees, interest and depreciation, for the fiscal year ended September 30, 2001 was $3,485,479 as compared to $3,035,942 in 2000 and $2,788,871 in 1999. The following is a discussion of the results of operations by location for 2001 as compared to 2000 and 2000 as compared to 1999:

Somerset, New Jersey

     Net rental income increased during 2001 as compared to 2000 due to a decrease in snow removal costs. Net rental income decreased during 2000 as compared to 1999 primarily as a result of an increase in management fees.

Ramsey, New Jersey
     Net rental income decreased during 2001 as compared to 2000 due to an increase in repairs and maintenance. Net rental income decreased during 2000 as compared to 1999 primarily as a result of an increase in professional fees.

Monaca, Pennsylvania
     Net rental income decreased during 2001 as compared to 2000 primarily as a result of an increase in insurance costs and bad debt expense. Net rental income remained relatively stable for 2000 as compared to 1999.

 ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONT'D)

Monsey, New York

      Due to the sale of the property in March, 1999, net rental income decreased for 2001 and 2000 as compared to 1999.

Orangeburg, New York

     Net rental income decreased in 2001 as compared to 2000 due to a renegotiation of the lease. The new average monthly rental is $26,950. Net rental income increased in 2000 as compared to 1999 due to lower interest costs on related borrowings outstanding.

South Brunswick, New Jersey

     Net rental income increased in 2001 as compared to 2000 due to a lease extension to December 31, 2003 with McMaster Carr Supply Co. The new average monthly rental is approximately $59,000. Net rental income remained relatively stable in 2000 as compared to 1999.

Greensboro, North Carolina

     Net rental income increased during 2001 as compared to 2000 due to an increase in the annual rent and to lower interest charges. Net rental income increased in 2000 as compared to 1999 due to an increase in tenant reimbursements.

Jackson, Mississippi

      Net rental income remained relatively stable during 2001, 2000 and 1999.

Franklin, Massachusetts

     Net rental income increased during 2001 as compared to 2000 primarily due to a decrease in management fees allocated to this property. Net rental income increased during 2000 as compared to 1999 primarily due to an increase in tenant reimbursements.

Wichita, Kansas

     Net rental income increased during 2001 as compared  to
2000  due  to an increase in the annual   rent and to  lower
interest  charges.   Net rental income  remained  relatively
stable in 2000 as compared to 1999.

Urbandale, Iowa

     Net rental income decreased during 2001 and 2000 as compared to 1999 primarily due to a decrease in rent from a new lease.

     Richland, Mississippi

      Net rental income remained relatively stable during 2001, 2000 and 1999.

O'Fallon, Missouri

     Net rental income increased in 2001 and 2000 as compared to 1999 primarily due to lower interest costs on related borrowings outstanding.

 ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONT'D)

Virginia Beach, Virginia

     Net rental income decreased during 2001 as compared  to
2000  as  a  result of the expiration of  the  lease.   This
facility is currently vacant. Net rental income remained relatively stable in 2000 as compared to 1999.

Fayetteville, North Carolina

     Net rental income increased during 2001 as compared  to
2000   primarily  due  to  a  decrease  in  management  fees
allocated to this property. Net rental income remained relatively stable in 2000 as compared to 1999.

Schaumburg, Illinois

     Net rental income increased in 2001 as compared to 2000
due  to  a  decrease  in management fees allocated  to  this
property.   Net rental income increased in 2000 as  compared
to 1999 due to an increase in tenant reimbursements.


Burr Ridge, Illinois

     Net rental income decreased in 2001 as compared to 2000 and increased in 2000 as compared to 1999 due primarily to an increase in tenant reimbursements in 2000.

Romulus, Michigan

     Net rental income remained relatively stable in 2001, 2000 and 1999.

Liberty, Missouri

     Net rental income remained relatively stable in 2001 as compared to 2000. Net rental income increased in 2000 as compared to 1999 due to accelerated depreciation expense recognized in 1999.

Omaha, Nebraska

     Net rental income remained relatively stable during 2001, 2000 and 1999.

Charlottesville, Virginia

     Net rental income remained relatively stable during 2001 as compared to 2000. Net rental income increased during 2000 as compared to 1999 due to a full year's income and expenses. This warehouse facility was acquired in April, 1999.

Jacksonville, Florida

     Net rental income remained relatively stable during 2001 as compared to 2000. Net rental income increased during 2000 as compared to 1999 due to a full year's income and expenses.

Union City, Ohio

     Net rental income increased during 2001 as compared  to
2000  due  to  a  full  year's  income  and  expense.   This
warehouse facility was acquired in February 2000.

ITEM  7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION ANDRESULTS OF OPERATIONS (CONT'D)

Richmond, Virginia

     This  warehouse facility was acquired in November 2000.
It  is  net-leased  to  Federal  Express  Corporation.   The
average monthly rental income over the term of the lease is approximately $57,388.


St. Joseph, Missouri

     This  warehouse facility was acquired in February 2001.
It  is  net-leased  to  the Mead Corporation.   The  average
monthly rental income over the term of the lease is approximately $103,218.

Newington, Connecticut

     This warehouse facility was acquired in March 2001.  It
is  net-leased  to  Keebler Company.   The  average  monthly
rental  income  over the term of  the lease is approximately
$28,352.


Cudahy, Wisconsin

     This warehouse facility was acquired in April 2001. It is net-leased to Fed Ex Ground Package System, Inc., a subsidiary of Federal Express Corporation. The average monthly rental income over the term of the lease is approximately $47,677.

Beltsville, Maryland

     This warehouse facility was acquired in April 2001. It is net-leased to Fed Ex Ground Package System, Inc., a subsidiary of Federal Express Corporation. The average monthly rental income over the of the lease is approximately $74,303.
                           Page 16

ITEM  7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND   RESULTS OF OPERATIONS (CONT'D)

     The Company also generated net investment and other income from its investments in securities available for sale, mortgages receivable and Hollister '97, LLC. Net investment and other income, which include interest and dividend income, gain on securities available for sales transactions net, reduced by margin loan interest expense, increased during 2001 and 2000 as compared to 1999 primarily due to the purchases of securities available for sale and to a gain of $110,960 on the sale of securities available for sale during 2000. These securities have an average dividend yield in excess of 10%.

      General and administrative expenses increased during 2001 and 2000 as compared to 1999 primarily as a result of increased personnel costs due to additional employees.

      Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation, plus adjustments for unconsolidated partnerships ($-0-, $-0-, and $84,601 for 2001, 2000 and 1999, respectively), increased from $4,220,279 for the year ended September 30, 1999 to
$5,292,384 for the year ended September 30, 2000 to $6,289,381 for the year ended September 30, 2001. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity.
FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

       During 1999, the Company realized a gain of approximately $1,240,000 on the sale of the Monsey, New York property. The Company also recognized a deferred gain from the Howell Township installment sale of approximately $-0-, $88,631 and $20,000 for 2001, 2000 and 1999, respectively.
The gain increased in 2000 as the note was paid in full by the purchaser of the property.

Safe Harbor Statement

       This Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. The forward-looking statements reflect the Company's current views with respect to future events and finance performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

      Such factors include, but are not limited to, the following: (i) changes in the general economic climate;
(ii) increased competition in the geographic areas in which the Company operates; (iii) changes in government laws and regulations; and (iv) the ability of the Company to continue to identify, negotiate and acquire properties on terms favorable to the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

ITEM  7a  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT
MARKET RISK

      The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and acquisitions of the Company's real estate investment portfolio. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates. At September 30, 2001, the Company had $54,963,043 of fixed rate mortgage notes payable, with an average interest rate of 7.77%. These mortgages are due over terms ranging from 2004 to 2021 (See Item 14, Note 6 of the Notes to the Financial
Statements  for additional information).  At  September  30,
2001, the fair and carrying value of fixed rate mortgage notes payable amounted to $56,313,559 and $54,963,043, respectively. The Company also has $5,461,711 of variable rate mortgage notes payable due in 2015. The interest rate of this debt at September 30, 2001 was 4.44%. In addition, the Company has approximately $8,000,000 in variable rate debt due on demand. This debt is primarily margin loans secured by marketable securities and a line of credit. The interest rates on these loans range from 5.375% to 6% at September 30, 2001. The carrying value of the Company's variable rate debt approximates fair value at September 30, 2001.

      The Company also invests in both debt and equity securities of other REITs and is primarily exposed to equity price risk from adverse changes in market rates and conditions. All securities are classified as available for sale and are carried at fair value. The Company has no significant interest rate risk relating to debt securities as they are short-term in nature.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      The financial statements and supplementary data listed in Part VI, Item 14 are incorporated herein by reference and filed as part of this report.

      The  following  is  the Unaudited  Selected  Quarterly
Financial Data:


        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                     THREE MONTHS ENDED

FISCAL 2001           12/31/00    03/31/01    06/30/01    09/30/01

Total Income        $2,785,002  $3,070,771  $3,510,196  $3,542,235
Total Expenses       1,647,242   2,225,187   2,398,355   2,514,366
Net Income           1,137,760     845,584   1,111,841   1,027,869
Net Income per
 Share                     .13         .09         .11         .10


FISCAL 2000           12/31/99     3/31/00     6/30/00     9/30/00

Total Income        $2,688,990  $2,553,413  $2,568,216  $2,587,354
Total Expenses       1,838,720   1,631,334   1,685,280   1,741,873
Gains on Sales of
Assets-Investment
 Property               88,631         -0-         -0-         -0-
Net Income             938,901     922,079     882,936     845,481
Net Income Per
 Share                     .12         .12         .11         .09





ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


             Present Position with
             the Company;  Business
             Experience During Past             Shares  Percent
 Nominee;      Five Years;  Other     Director   Owned    Of
   Age           Directorships         Since      (1)    Stock

Ernest V.   Treasurer    (1968    to    1968    12,969   0.12%
Bencivenga  present)  and  Director.
(83)        Financial     Consultant
            (1976     to   present);
            Treasurer  and  Director
            (1961  to  present)  and
            Secretary    (1967    to
            present)   of   Monmouth
            Capital     Corporation;
            Director    (1969     to
            present)             and
            Secretary/Treasurer
            (1984  to  present)   of
            United   Mobile   Homes,
            Inc.

Anna T.     Controller   (1991    to    1993    23,710   0.23%
Chew        present)  and  Director.              (2)
(43)        Certified         Public
            Accountant;   Controller
            (1991  to  present)  and
            Director    (1994     to
            present)   of   Monmouth
            Capital     Corporation;
            Vice President and Chief
            Financial Officer  (1995
            to     present)      and
            Director    (1994     to
            present)    of    United
            Mobile Homes, Inc.

Daniel D.   Director.   Attorney  at    1989    25,748   0.25%
Cronheim    Law  (1982  to present);
(46)        Executive Vice President
            (1989  to  present)  and
            General Counsel (1983 to
            present)    of     David
            Cronheim Company.

Matthew     Director.   Attorney  at     2000   12,146   .12%
I.Hirsch    Law  (1985  to present);
(42)        Adjunct Professor of Law
            (1993    to    present),
            Widener       University
            School of Law.

                           Page 20

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(CONT'D)

             Present Position with
             the Company;  Business
             Experience During Past            Shares  Percent
 Nominee;      Five Years;  Other     Director  Owned    Of
   Age           Directorships         Since     (1)    Stock


Charles P.  Director.      Investor;    1974   37,887   0.37 %
Kaempffer   Director    (1970     to             (3)
(64)        present)   of   Monmouth
            Capital     Corporation;
            Director    (1969     to
            present)    of    United
            Mobile Homes, Inc.; Vice
            Chairman   and  Director
            (1996  to  present)   of
            Community  Bank  of  New
            Jersey.
Eugene W.   President    (1968    to    1968
Landy       present)  and  Director.           469,865   4.58%
(68)        Attorney     at     Law;              (4)
            President and   Director
            (1961  to  present)   of
            Monmouth         Capital
            Corporation; Chairman of
            the   Board   (1995   to
            present),      President
            (1969   to   1995)   and
            Director    (1969     to
            present)    of    United
            Mobile Homes, Inc.

Samuel A.   Director.   Attorney  at    1989   165,188   1.61%
Landy       Law  (1987  to present);             (5)
(41)        President    (1995    to
            present), Vice President
            (1991   to   1995)   and
            Director    (1992     to
            present)    of    United
            Mobile   Homes,    Inc.;
            Director    (1994     to
            present)   of   Monmouth
            Capital Corporation.

John R.     Senior Portfolio Manager    2001   14,572    0.14%
Sampson     at Fox Asset Management,             (6)
(47)        Inc.  (1998 to present);
            Principal   at    Pharos
            Management and Principia
            Partners  LLC  (1995  to
            1998)  specializing   in
            fixed  income consulting
            and   research  for  the
            securities industry.



                           Page 21

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(CONT'D)

             Present Position with
             the Company;  Business
             Experience During Past            Shares  Percent
 Nominee;      Five Years;  Other     Director  Owned    Of
   Age           Directorships         Since     (1)    Stock


Peter J.    Director of Real  Estate    2001    1,000    0.01%
Weidhorn    Management/Acquisitions
(54)        at   Kushner   Companies
            (2000    to    present);
            Director (1994 to  1997)
            of    Monmouth   Capital
            Corporation;   President
            (1981  to 1998)  of  WNY
            Management        Corp.;
            Chairman  of the  Board,
            President  and  Director
            (1998  to 2000)  of  WNY
            Group, Inc.; Trustee and
            former  Chairman of  the
            Board   of   CentraState
            Healthcare       System;
            Treasurer and Trustee of
            the  Union  of  American
            Hebrew Congregations.


(1)  Beneficial ownership, as defined herein, includes Class
     A Common Stock as
       to which a person has or shares voting and/or investment power.

(2)  Held  jointly  with Ms. Chew's husband; includes  7,685 shares held in Ms. Chew's 401 (k) Plan.

(3) Includes (a) 14,909 shares owned by Mr. Kaempffer's wife; and (b) 1,080 shares in joint name with Mrs.
     Kaempffer.

(4)  Includes  (a) 99,939 shares owned by Mr. Landy's  wife;
     (b) 161,764 shares held in the Landy & Landy, P.C. Profit Sharing Plan, of which Mr. Landy is a Trustee with power to vote; and (c) 126,585 shares held in the Landy & Landy, P.C. Pension Plan, of which Mr. Landy is a Trustee with power to vote. Excludes 40,655 shares held by Mr. Landy's adult children, in which he disclaims any beneficial interest.

(5) Includes (a) 4,415 shares owned by Mr. Landy's wife, and (b) 53,451 shares held in custodial accounts for Mr. Landy's minor children under the Uniform Gift to Minors' Act in which he disclaims any beneficial interest, but has power to vote and (c) 1,000 shares held in the Samuel Landy Family Limited Partnership and
     (d) 22,210 shares held in Mr. Landy's 401 (k) Plan.

(6) Includes 2,000 shares held in custodial accounts for Mr. Sampson's minor children under the Uniform Gift to Minor's Act in which he disclaims any beneficial interest, but has power to vote.

      The Directors as a class own 763,085 shares, which is 7.43% of the outstanding shares.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

       The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 2001, 2000 and 1999 to the Chief Executive Officer. There were no other executive officers whose aggregate cash compensation exceeded $100,000:


                                  Annual Compensation
Name and Principal Position  Year   Salary    Bonus   Other

Eugene W. Landy              2001 $150,000 $ 30,000 $105,200(1)
Chief Executive Officer      2000  130,000   80,000   72,000
                             1999  110,000     None   79,700

  (1)   Represents  Director's fees of $8,700  paid  to  Mr.
Landy,  legal fees of $47,500 paid to the firm of Eugene  W.
Landy, and $49,000 accrual for pension and other benefits in accordance with Mr. Landy's employment contract.

Stock Option Plan

      There were no stock options granted to the executive officer named in the Summary Compensation Table, during the year ended September 30, 2001.

      The following table sets forth for the executive officer named in the Summary Compensation Table, information regarding stock options outstanding at September 30, 2001:



                                                       Value of
                                                     Unexercised
                                                       Options
                           Number of Unexercised     at Year-End
        Shares     Value   Options at Year-End       Exercisable/
Name   Exercised  Realized Exercisable/Unexercisable Unexercisable

Eugene W.
   Landy   -0-      N/A      215,000 / -0-       $42,250/$42,250

Employment Agreement

      On December 9, 1994, the Company and Eugene W. Landy entered into an Employment Agreement under which Mr. Landy receives an annual base compensation of $150,000 (as amended) plus bonuses and customary fringe benefits, including health insurance and five weeks vacation. Additionally, there will be bonuses voted by the Board of Directors. The Employment Agreement is terminable by either party at any time, subject to certain notice requirements.

      On severance of employment for any reason, Mr. Landy will receive severance of $300,000, payable $100,000 on severance and $100,000 on the first and second anniversaries of severance. In the event of disability, Mr. Landy's compensation shall continue for a period of three years, payable monthly. On retirement, Mr. Landy shall receive a pension of $40,000 a year for ten years, payable in monthly installments. In the event of death, Mr. Landy's designated beneficiary shall receive $300,000, $150,000 thirty days after death and the balance one year after death. The Employment agreement terminated December 31, 2000, and was automatically renewed and extended for successive one-year periods.

Other Information

      The Directors received a fee of $1,000 for each Board Meeting attended, and an additional fixed annual fee of $3,800 payable quarterly. Effective April 1, 2001, the fixed annual fee was increased to $7,600. Directors appointed to house committees receive $150 for each meeting attended. Those specific committees are Compensation Committee, Audit Committee and Stock Option Committee.

      Except  for  specific agreements, the Company  has  no
retirement  plan  in  effect  for  Officers,  Directors   or
employees and, at present, has no intention of instituting such a plan.

      Cronheim Management Services received the sum of $220,521 in 2001 for management fees. Effective August 1, 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income on certain properties for management fees. Cronheim Management Services provides sub-agents as regional managers for the Company's properties and compensates them out of this management fee. Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

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

Evaluation

       The Company's funds from operations continue to increase. The Committee reviewed the growth of the Company and progress made by Eugene W. Landy, Chief Executive Officer. Mr. Landy is under an employment agreement with the Company. His base compensation under this contract was increased in 2001 to $150,000 per year. In fiscal 2001, Mr. Landy was also paid a total bonus of $30,000.

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


           Monmouth
             Real
            Estate
          Investment
 Year     Corporation    NAREIT      S&P 500

 1996        100         100         100
 1997        128         140         140
 1998        131         119         153
 1999        125         109         196
 2000        132         130         222
 2001        177         148         163

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT


     On September 30, 2001, no person owned of record or was known by the Company to own beneficially five or more percent of the shares of the Company.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY
TRANSACTIONS

      Certain relationships and related party transactions are incorporated herein by reference to Item 14 (a) (1) (vi)
Note  9  of the Notes to the Financial Statements -  Related
Party Transactions.

                           PART IV



ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K
                                                     PAGE(S)

(a) (1) The following Financial Statements are filed as part of this report:

  (i)    Independent Auditors' Report                   29

  (ii)   Balance Sheets as of September 30, 2001
          and 2000                                      30

  (iii)  Statements of Income for the years ended
         September 30, 2001, 2000 and 1999              31

  (iii)  Statements of Shareholders' Equity for
          the years ended September 30, 2001, 2000
          and 1999                                      32

  (iv)   Statements of Cash Flows for the years
          ended September 30, 2001, 2000 and 1999       33

  (vi)   Notes to the Financial Statements           34 - 49

(a) (2)  The following Financial Statement
Schedule is filed as part of this report:

 (i)  Schedule III - Real Estate and Accumulated
       Depreciation as of September 30, 2001          50-52




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation as of September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG LLP


Short Hills, New Jersey
December 14, 2001

         MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                       BALANCE SHEETS
                     AS OF SEPTEMBER 30,

ASSETS                                   2001          2000

Real Estate Investments:
Land                               $   18,295,814 $ 11,745,814
Buildings, Improvements and
 Equipment, Net of Accumulated
 Depreciation of $11,268,700 and
 $9,102,373, respectively              84,426,270   54,147,879
                                      ___________   __________
 Total Real Estate Investments        102,722,084   65,893,693

Cash and Cash Equivalents                 147,579      514,090
Securities Available for
 Sale at Fair Value                    12,948,359   16,838,802
Interest and Other Receivables            847,130      716,744
Prepaid Expenses                           53,257       54,808
Lease Costs - Net of Accumulated
 Amortization                             109,448       79,367
Investments in Hollister '97, LLC         900,399      925,399
Other Assets                            1,705,214      981,002
                                     ____________   __________
TOTAL ASSETS                       $  119,433,470 $ 86,003,905
                                     ============   ==========
LIABILITIES AND SHAREHOLDERS'
EQUITY

Liabilities:
Mortgage Notes Payable             $   60,424,754 $ 36,104,743
Loans Payable                           8,204,961    8,022,495
Other Liabilities                         874,216      862,741
                                      ___________   __________
    Total Liabilities                  69,503,931   44,989,979
                                      ___________   __________
Shareholders' Equity:
Common Stock - Class A - $.01 Par
 Value, 16,000,000 Shares
 Authorized; 10,264,728 and
 8,707,960 Shares Issued and
 Outstanding in 2001 and 2000,
 respectively                             102,647       87,080
Common Stock - Class B - $.01 Par
 Value,100,000 Shares Authorized;
 No Shares Issued or Outstanding              -0-          -0-
Additional Paid-in Capital             48,284,847   41,530,173
Accumulated Other Comprehensive
 Income (Loss)                          1,542,045    (603,327)
Undistributed Income                          -0-          -0-
                                      ___________   __________
   Total Shareholders' Equity          49,929,539   41,013,926
                                      ___________   __________
TOTAL LIABILITIES & SHAREHOLDERS'
EQUITY                             $  119,433,470 $ 86,003,905
                                      ===========   ==========

     See Accompanying Notes to the Financial Statements

                           Page 30


         MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                    STATEMENTS OF INCOME
              FOR THE YEAR ENDED SEPTEMBER 30,


                                   2001       2000         1999
INCOME:

Rental and Occupancy Charges $ 10,524,575 $ 8,559,004 $ 7,982,324
Interest and Dividend Income    1,751,137   1,728,009     768,895
Gain on Securities Available
 for Sales Transactions, Net      632,492     110,960         -0-
                               __________  __________   _________
TOTAL INCOME                   12,908,204  10,397,973   8,751,219
                               __________  __________   _________
EXPENSES:

   Interest Expense             4,590,757   3,334,861   2,607,520
   Management Fees                220,521     199,432     161,146
   Real Estate Taxes              239,828     463,770     696,637
   Professional Fees              523,818     486,568     383,269
   Operating Expenses             590,052     401,593     428,699
   Office and General Expense     370,797     255,896     309,170
   Director Fees                   83,050      52,100      29,100
   Depreciation                 2,166,327   1,702,987   1,599,452
                                _________   _________   _________
TOTAL EXPENSES                  8,785,150   6,897,207   6,214,993
                                _________   _________   _________
   Income Before Gains          4,123,054   3,500,766   2,536,226
   Gains on Sale of Assets -
      Investment Property             -0-      88,631   1,260,534
                                _________   _________   _________
                NET INCOME    $ 4,123,054 $ 3,589,397 $ 3,796,760
                                =========   =========   =========
WEIGHTED AVERAGE SHARES
OUTSTANDING:
   Basic                        9,504,806   8,078,877   6,627,344
                                =========   =========   =========
   Diluted                      9,506,644   8,078,877   6,627,344
                                =========   =========   =========
PER SHARE INFORMATION:

   Income Before Gains        $    .43    $   .43     $    .38
   Gains on Sale of Assets -
      Investment Property          -0-        .01          .19
                                _________   _________    ________
NET INCOME - BASIC AND
DILUTED                       $    .43    $   .44     $    .57
                                =========   =========    ========


     See Accompanying Notes to the Financial Statements


         MONMOUTH REAL ESTATE INVESTMENT CORPORATION
             STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEAR ENDED SEPTEMBER 30,



                                               Additional
                      Common         Stock       Paid-In
                      Number         Amount      Capital


Balance
 September 30, 1998   5,703,544      $ 57,035  $27,375,711

Shares Issued in
  Connection with
  the Dividend
  Reinvestment
  And Stock
  Purchase Plan       1,806,105        18,061    9,560,306
Distributions               -0-           -0-     (11,978)

Net Income                  -0-           -0-          -0-

Unrealized Net
 Holding Losses on
 Securities
 Available for Sale
 Net of Reclass-
 Ification
 Adjustment                 -0-           -0-          -0-
                      _________      ________   __________
Balance
 September 30, 1999   7,509,649        75,096   36,924,039

Shares Issued in
 connection with
 the Dividend
 Reinvestment and
 Stock Purchase
 Plan                 1,198,311        11,984    5,722,605
Distributions               -0-           -0-  (1,116,471)

Net Income                  -0-           -0-          -0-

Unrealized Net
  Holding Gains
  on Securities
  Available for
  Sale                      -0-           -0-          -0-
                      _________      ________   __________
Balance
 September 30, 2000   8,707,960        87,080   41,530,173

Shares Issued in
  Connection with
  the Dividend
  Reinvestment
  and Stock
  Purchase Plan       1,556,768        15,567    8,164,278
Distributions               -0-           -0-  (1,409,604)

Net Income                  -0-           -0-          -0-

Unrealized Net
  Holding Gains
  on Securities
  Available for
  Sale Net Of
  Reclassici-
  cation Adjustment
                            -0-           -0-          -0-
                      _________      ________   __________
Balance
 September 30, 2001  10,264,728      $102,647  $48,284,847
                      =========      ========   ==========





     See Accompanying Notes to the Financial Statements

                          Page 32A


         MONMOUTH REAL ESTATE INVESTMENT CORPORATION
             STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEAR ENDED SEPTEMBER 30,

                                       Accumulated
                                          Other
                      Undistributed   Comprehensive   Comprehensive
                         Income       Income (Loss)      Income


Balance
 September 30, 1998       $     -0-     $  (27,924)

Shares Issued in
  connection with
  the Dividend
  Reinvestment
  And Stock
  Purchase Plan                 -0-             -0-
Distributions           (3,796,760)             -0-

Net Income                3,796,760             -0-   $   3,796,760

Unrealized Net
  Holding Losses
  On Securities
  Available for
  Sale Net of
  Reclassifi-
  cation Adjust-
  ment                          -0-       (694,534)       (694,534)
                          _________       _________       _________
Balance
 September 30, 1999             -0-       (722,458)     $ 3,102,226
                                                         ==========
Shares Issued in
  connection with
  the Dividend
  Reinvestment
  And Stock
  Purchase Plan                 -0-             -0-
Distributions           (3,589,397)             -0-

Net Income                3,589,397             -0-   $   3,589,397

Unrealized Net
  Holding Gains
  on Securities
  Available for
  Sale                          -0-         119,131         119,131
                          _________      __________       _________
Balance
 September 30, 2000             -0-       (603,327)   $   3,708,528

Shares Issued in
  connection with
  the Dividend
  Reinvestment
  And Stock
  Purchase Plan                 -0-             -0-
Distributions           (4,123,054)             -0-

Net Income                4,123,054             -0-     $ 4,123,054

Unrealized Net
  Holding Gains
  On Securities
  Available for
  Sale Net of
  Reclassifi-
  cation Adjust-
  ment                          -0-       2,145,372       2,145,372
                          _________      __________      __________
Balance
 September 30, 2001      $      -0-      $1,542,045     $ 6,268,426
                         ==========      ==========     ===========






     See Accompanying Notes to the Financial Statements

                          Page 32B


         MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                  STATEMENTS OF CASH FLOWS
              FOR THE YEAR ENDED SEPTEMBER 30,
                                      2001          2000         1999
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income                   $   4,123,054   $ 3,589,397 $   3,796,760
   Noncash Items Included in
    Net Income:
    Depreciation                    2,166,327     1,702,987     1,599,452
    Amortization                      141,479       143,155       106,082
    Gains on Sales of Assets-
     Investment Property                  -0-      (88,631)   (1,260,534)
    Gains on Sales of Securities    (632,492)     (110,960)           -0-
   Changes In:
    Interest & Other Receivables    (130,386)     (158,396)        39,375
    Prepaid Expenses                    1,551         9,193        66,910
    Other Assets and Lease Costs    (895,772)     (490,884)        54,913
    Other Liabilities                  11,475      (12,112)        90,834
                                    _________     _________    __________
 NET CASH PROVIDED FROM
   OPERATING ACTIVITIES             4,785,236     4,583,749     4,493,792
                                    _________     _________    __________
CASH FLOWS FROM INVESTING
ACTIVITIES
 Additions to Land, Buildings
  and Improvements                (38,994,718)   (4,124,411)  (13,212,959)
 Distribution from
  Hollister'97, LLC                    25,000           -0-        84,601
 Collections on Installment
  Sales                                   -0-       125,135        28,528
 Purchase of Securities
  Available for Sale                (828,963)   (5,690,807)  (10,968,743)
 Proceeds from Sale of
  Securities Available for Sale     7,497,270     1,406,805           -0-
                                   __________    __________    __________
NET CASH USED IN INVESTING
  ACTIVITIES                      (32,301,411)   (8,283,278)  (24,068,573)
                                    _________    __________    __________
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Proceeds from Mortgages          27,220,000     3,000,000    10,968,470
  Proceeds from Loans              17,243,367     6,508,288    13,616,656
  Principal Payments of
    Mortgages                     (2,899,989)   (2,133,016)   (1,680,493)
  Principal Payments of Loans     (17,060,901)  (5,432,831)   (8,005,000)
  Proceeds from Issuance of
    Class A Common Stock            6,308,324     4,127,898     8,190,962
  Dividends Paid                  (3,661,137)   (3,099,177)   (2,421,333)
                                    _________    __________    __________
NET CASH PROVIDED FROM
   FINANCING ACTIVITIES            27,149,664     2,971,162    20,669,262
                                    _________     _________    __________
Net (Decrease) Increase in Cash
and Cash Equivalents                (366,511)     (728,367)     1,094,481
Cash and Cash Equivalents at
   Beginning of Year                  514,090     1,242,457       147,976
                                   __________     _________    __________
CASH AND CASH EQUIVALENTS
   AT END OF YEAR                $     147,579    $ 514,090 $   1,242,457
                                    =========    ==========   ===========


     See Accompanying Notes to the Financial Statements

         MONMOUTH REAL ESTATE INVESTMENT CORPORATION
              NOTES TO THE FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of the Business

       Monmouth Real Estate Investment Corporation (the Company) operates as a real estate investment trust deriving its income primarily from real estate rental operations. As of September 30, 2001 and 2000, rental properties consist twenty-seven and twenty-two commercial holdings, respectively, These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin and Maryland.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT"D)

     Securities Available for Sale

      The  Company  classifies its  securities  among  three
categories:   Held-to-maturity, trading  and  available-for-
sale.

      The  Company's securities  at September 30,  2001  and
2000 are all classified as available-for-sale and are carried at fair value. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized.

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

     Gains and Deferred Gains on Installment Sales

      Gains on the sale of real estate investments are recognized by the full accrual method when the criteria for the method are met. Generally, the criteria are met when the profit on a given sale is determinable, and the seller is not obliged to perform significant activities after the sale to earn the profit. Alternatively, when the foregoing criteria are not met, the Company recognizes gains by the installment method. During fiscal 2000, the Company fully realized $88,631 relating to the deferred gain from the 1986 sale of property located in Howell Township.

     Net Income Per Share

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (9,504,806, 8,078,877 and 6,627,344 in 2001, 2000 and 1999, respectively). Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (9,506,644, 8,078,877 and 6,627,344 in
2001, 2000 and 1999, respectively). Options in the amount of 1,838, -0- and -0- are included in the diluted weighted average shares outstanding for 2001, 2000 and 1999, respectively.

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

     Income Tax

      The Company has elected to be taxed as a Real Estate Investment Trust (REIT) under Sections 856-858 of the Internal Revenue Code. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 95% (90% effective for the year ending September 30, 2002) of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.

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

NOTE 2 - REAL ESTATE INVESTMENTS

     The following is a summary of the cost and accumulated depreciation of the Company's land, buildings, improvements and equipment at September 30, 2001 and 2000:


                                           Buildings,
                                          Improvements,   Accumulated
September 30,                    Land     And Equipment  Depreciation
2001

NEW JERSEY:
Ramsey          Industrial   $    52,639 $    1,354,151 $      658,565
                Building
                Shopping          55,182      1,118,418       845,780
Somerset(1)     Center
South           Industrial     1,128,000      4,145,361     1,147,672
 Brunswick      Building
PENNSYLVANIA:
Monaca          Industrial       330,773      1,946,451     1,172,888
                Park

                           Page 36



NOTE 2 - REAL ESTATE INVESTMENTS (CONT'D)

                                          Buildings,
                                         Improvements,  Accumulated
September 30, 2001 (Cont'd)     Land     And Equipment  Depreciation


NEW YORK:
     Orangeburg  Industrial $  694,720 $     2,977,372 $     838,967
                 Building
NORTH CAROLINA:
                 Industrial    172,000       4,467,885       515,508
Fayetteville     Building
     Greensboro  Industrial    327,100       1,853,700       497,990
                 Building
MISSISSIPPI:
     Jackson     Industrial    218,000       1,234,586       323,592
                 Building
     Richland    Industrial    211,000       1,195,000       229,799
                 Building
MASSACHUSETTS:
     Franklin    Industrial    566,000       4,148,000       797,661
                 Building
KANSAS:
     Wichita     Industrial    268,000       1,518,000       291,929
                 Building
IOWA:
     Urbandale   Industrial    310,000       1,758,000       338,063
                 Building
MISSOURI:
      Liberty    Industrial    723,000       6,510,546       584,212
                 Building
     O'Fallon    Industrial    264,000       3,302,000       550,183
                 Building
     St. Joseph  Industrial    800,000      11,753,964       150,686
                 Building
VIRGINIA:
                 Industrial  1,170,000       2,845,000       182,370
Charlottesville  Building
     Richmond    Industrial  1,160,000       6,413,305        82,819
                 Building
     Virginia    Industrial    384,600       2,150,000       303,193
     Beach       Building
ILLINOIS:
     Burr Ridge  Industrial    270,000       1,236,599       110,928
                 Building
     Schaumburg  Industrial  1,039,800       3,694,321       426,249
                 Building
MICHIGAN:
     Romulus     Industrial    531,000       3,665,961       329,038
                 Building
FLORIDA:
                 Industrial  1,165,000       4,668,080       299,221
Jacksonville     Building
NEBRASKA:
     Omaha       Industrial  1,170,000       4,425,500       283,675
                 Building
OHIO:
     Union City  Industrial    695,000       3,342,000       128,608
                 Building
CONNECTICUT:
      Newington  Industrial    410,000       2,961,000        37,960
                 Building
WISCONSIN:
     Cudahy      Industrial    980,000       5,050,997        64,754
                 Building
MARYLAND:
     Beltsville  Industrial  3,200,000       5,958,773        76,390
                 Building
                              ________        ________      ________

Total at
 September 30, 2001        $ 18,295,814   $ 95,694,970   $ 11,268,700

                             ==========     ==========     ==========


(1) This represents the Company's 2/3 undivided interest in the property.



NOTE 2 - REAL ESTATE INVESTMENTS (CONT'D

                                         Buildings,
                                        Improvements,   Accumulated
September 30, 2000             Land     And Equipment  Depreciation

NEW JERSEY:
Ramsey         Industrial $    52,639 $    1,175,214 $      615,515
                Building
                Shopping        55,182      1,118,418       806,245
Somerset(1)     Center
South           Industrial   1,128,000      4,133,461     1,005,431
 Brunswick      Building
PENNSYLVANIA:
     Monaca     Industrial     330,773      1,842,687     1,092,522
                Park
NEW YORK:
     Orangeburg Industrial     694,720      2,977,372       744,435
                Building
NORTH CAROLINA:
                Industrial     172,000      4,467,885       400,949
Fayetteville    Building
     Greensboro Industrial     327,100      1,853,700       439,104
                Building
MISSISSIPPI:
     Jackson    Industrial     218,000      1,234,586       283,869
                Building
     Richland   Industrial     211,000      1,195,000       199,159
                Building
MASSACHUSETTS:
     Franklin   Industrial     566,000      4,148,000       691,306
                Building
KANSAS:
     Wichita    Industrial     268,000      1,518,000       253,008
                Building
IOWA:
     Urbandale  Industrial     310,000      1,758,000       292,988
                Building
MISSOURI:
      Liberty   Industrial     723,000      6,510,546       417,282
                Building
     O'Fallon   Industrial     264,000      3,302,000       465,520
                Building
VIRGINIA:
                Industrial   1,170,000      2,845,000       109,422
Charlottesville Building
Virginia        Industrial     384,600      2,150,000       248,067
 Beach           Building
ILLINOIS:
     Burr Ridge Industrial     270,000      1,236,599        79,222
                Building
     Schaumburg Industrial   1,039,800      3,694,321       331,527
                Building
MICHIGAN:
     Romulus    Industrial     531,000      3,653,883       234,145
                Building
FLORIDA:
                Industrial   1,165,000      4,668,080       179,533
Jacksonville    Building
NEBRASKA:
     Omaha      Industrial   1,170,000      4,425,500       170,205
                Building
OHIO:
     Union City Industrial     695,000      3,342,000        42,919
                Building
                            __________     __________      _________
       Total at
September 30, 2000         $11,745,814    $63,250,252    $ 9,102,373
                            ==========     ==========      =========



(1) This represents the Company's 2/3 undivided interest in the property.

NOTE 3 - ACQUISITIONS

Fiscal 2001

      On November 14, 2000, the Company purchased a 112,799 square foot warehouse facility in Richmond, Virginia from Regional Development Co., Inc., an unrelated entity. This warehouse facility is 100% net leased to Federal Express Corporation. The purchase price, including closing costs, was approximately $7,565,000. The Company used approximately $1,806,000 of its Revolving Credit Line with Fleet Bank (formerly Summit Bank) and obtained a mortgage of $5,650,000. This mortgage is payable at a variable interest rate of 1.80% over LIBOR and matures December 1, 2015.

      On February 6, 2001, the Company assumed Butler Real Estate, Inc.'s leasehold interest in a 388,671 square foot warehouse facility in St. Joseph, Missouri for a total of $12,490,000. This lease was between Butler Real Estate,
Inc. (Butler), an unrelated entity, and the City of St. Joseph, Missouri (the City). The Company paid $3,140,000 to Butler, issued a note for $500,000 to Butler and entered into a new lease with the City for the remainder. The lease obligation with the City amounts to $1,022,273 per year for 15 years which equates to $8,850,000 payable at 8.12%. The note to Butler is also payable at 8.12% over 15 years. This warehouse facility is 100% subleased to Mead Corporation on a net-lease for 15 years at $1,238,621 per year based upon amortization of the total rental payments for scheduled rent over the remaining lease term. At the end of the lease term, the Company may purchase the warehouse facility from the City for $100. The Company has accounted for this transaction as a purchase.

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

      On April 23, 2001, the Company purchased a 114,123 square foot warehouse facility in Cudahy, Wisconsin from Jones Development Company, L.L.C., an unrelated entity. This warehouse facility is 100% net leased to Fed Ex Ground Package System, Inc., a subsidiary of Federal Express Corporation. The purchase price, including closing costs was approximately $6,100,000. The Company borrowed approximately $1,700,000 against its security portfolio with Prudential Securities and obtained a mortgage of $4,250,000 at a rate of 8.15% which matures May 1, 2016.

      On April 24, 2001, the Company purchased a 109,705 square foot warehouse facility in Beltsville, Maryland from Scannell Properties #19, L.L.C., an unrelated entity. This warehouse facility is 100% net leased to Fed Ex Ground package System, Inc., a subsidiary of Federal Express Corporation. The purchase price, including closing costs, was approximately, $9,200,000. The Company borrowed $2,800,000 against its security portfolio with Prudential
Securities and obtained a mortgage in the amount of $6,000,000 at an interest rate of 7.53% which matures on May 1, 2016.

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

NOTE 4 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

      The Company has approximately 2,513,000 square feet of property, of which approximately 838,000 square feet or 33% is leased to Federal Express Corporation and approximately 301,000 square feet, or 12%, is leased to Keebler Company. Rental and occupancy charges from Federal Express
Corporation and subsidiaries totaled approximately $4,113,000, $2,891,000 and $2,070,000 for the years ended
September 30, 2001, 2000 and 1999, respectively. Rental and occupancy charges from Keebler Company totaled approximately $1,702,000, $1,578,000 and $1,800,000 for the years ended
September  30, 2001,  2000 and 1999. During 2001,  2000  and
1999, rental income and occupancy charges from properties leased to these companies approximated 55%, 52% and 49% of total rental and occupancy charges, respectively.

NOTE 5 - SECURITIES AVAILABLE FOR SALE

      During the year ended September 30, 2001, the Company realized a loss of $226,842 due to a writedown to fair value of securities available for sale which was considered other than temporarily impaired. This loss is included in the gain on securities available for sales transaction, net.

     Dividend income for the years ended September 30, 2001, 2000 and 1999 amounted to $1,534,255, $1,484,646 and
$626,657, respectively. Interest income for the years ended September 30, 2001, 2000 and 1999 amounted to $216,882,
$243,363 and $142,238, respectively.



                                                     2001
                                   Shares/      Cost       Market
                                   $ Amount

Debt Securities:
 Center Trust Inc. Subordinated
   R/PR CVRO JJ 7.5 01/15/2001
   DTD 12/27/93                         -0- $       -0- $       -0-

 Sizeler Property Investors
   Convertible Subordinated SBJ
   to SPL RDMPT RO JJ 8.000
   07/15/2003 DTD 5/13/93
   Callable 07/15/99 at 100.00                  739,395     778,119
                                              _________   _________

      Total Debt Securities                     739,395     778,119
                                              _________   _________

Equity Securities:
Preferred Stock:
 Alexandria Real Estate 9.50% Sr A    1,000      19,870      26,200
 Apartment Inv. 8.75% Class D Cum     1,000      18,120      23,700
 Apartment Inv. ser H                 1,000      20,582      24,350
 Associated Estates Realty Corp
  DEP SHS REPSTG 1/10 SH
  9.75% CL A CUM Redeem              24,200     440,535     605,000
 Avalonbay Communities 8% Sr D
  CUM SR                                -0-         -0-         -0-
 Camden Pro Tr 2.25 Ser A               -0-         -0-         -0-
 Crescent R/E 6.75% Sr A Conv         2,000      28,783      37,720
 Crown American 11% Ser              23,000   1,054,915   1,163,800
 Developers Div. 9.44%                3,000      59,822      75,000
 Equity Inns 9.50%SrA cum            10,400     176,543     200,096
 Equity Office Trust 8.625%
  SRC cum                             1,600      33,117      40,320
 Equity Office Trust 8.98% A          1,000      21,995      25,450
 Equity Res. Ppts 9.125%              3,000      63,923      78,420
 Felcor Lodging 1.95% PFD             1,000      15,350      18,360
 Felcor Lodging 9% B                  5,500      97,694     115,225
 First In Rlty 8.75% Sr B cum         6,000     117,714     147,600
 First Union Real Estate Equity &
  Mortgage Inv.-Conv 8.40% Ser A        -0-         -0-         -0-
 First  Washington Realty Trust Inc
   Part Conv. Ser A 9.75%               -0-         -0-         -0-
  Glenborough R/E 7.75% Sr A Conv     2,000      29,803      38,480
  G&L Realty 10.25% Sr A Cum          1,000      16,620      18,900
  Gleimcher Realty 9.25% B            3,000      52,360      67,200
  Healthcare Pro.8.70% SR B           4,000      72,667     100,400
  Healthcare Pro.Ser A 7.875%        13,700     247,157     328,800
  Highwoods Pro 8% Sr D               1,000      17,245      22,010
  Hospitality Ppts 9.50%              7,000     129,983     168,560
  Instar 8% Sr D                     11,500     166,641     243,800
  Instar 9.20 Sr C                    2,500      44,288      62,750
  Instar 9.375 B                      7,000     124,921     175,000
  Jameson Inns 1.70% SrA                -0-         -0-         -0-
  JDN Realty 9 3/8                   22,100     463,513     491,725
  Kimco Realty 8.375%                 2,000      38,240      49,300
  Kimco Realty 7.75% A                1,000      18,620      24,180
  Kranzco  Sr D 9.50%                19,500     360,338     442,650


                                               Page 41A




                                                    2000
                                    Shares/
                                    $ Amount    Cost         Market

Debt Securities:
 Center Trust Inc.
  Subordinated R/PR CVRO JJ
  7.5 01/15/2001 DTD 12/27/93        250,000 $   237,708  $  243,750

 Sizeler Property Investors
  Convertible Subordinated
  SBJ to SPL RDMPT RO JJ
  8.00 07/15/2003 DTD 5/13/93
  Callable 07/15/99 at 100.00        869,000     809,238     777,755

                                               _________   _________

      Total Debt Securities                    1,046,946   1,021,505

                                               _________   _________

Equity Securities:
Preferred Stock:
 Alexandria Real Estate 9.50% Sr A     1,000      19,870      23,625
 Apartment Inv. 8.75% Class D Cum      1,000      18,120      21,125
 Apartment Inv. ser H                  1,000      20,582      22,375
 Associated Estates Realty Corp
  DEP SHS REPSTG 1/10 SH                 -0-         -0-         -0-
  9.75% CL A CUM Redeem               29,200     531,585     569,400
 Avalonbay Communities 8% Sr D
  CUM SR                               2,000      34,428      44,000
 Camden Pro Tr 2.25 Ser A              1,000      22,120      24,938
 Crescent R/E 6.75% Sr A Conv          2,000      28,783      32,626
 Crown American 11% Ser               24,000   1,104,215     924,000
 Developers Div. 9.44%                 3,000      59,822      68,625
 Equity Inns 9.50%SrA cum             10,400     176,543     172,255
 Equity Office Trust 8.625% SR
  C cum                                1,600      33,117      39,400
 Equity Office Trust 8.98% A           1,000      21,995      24,688
 Equity Res. Ppts 9.125%               3,000      63,923      74,064
 Felcor Lodging 1.95% PFD              1,000      15,350      19,000
 Felcor Lodging 9% B                   5,500      97,694     108,625
 First In Rlty 8.75% Sr B cum          6,000     117,714     137,250
 First Union Real Estate Equity
  & Mortgage Inv.-Conv 8.40% Ser A    18,000     381,810     382,500
 First Washington Realty Trust Inc
  Part Conv. Ser A 9.75%               5,000     129,438     161,250
 Glenborough R/E 7.75% Sr A Conv       2,000      29,803      34,000
 G&L Realty 10.25% Sr A Cum            1,000      16,620      14,938
 Gleimcher Realty 9.25% B              3,000      52,360      56,625
 Healthcare Pro.8.70% SR B             4,000      72,667      83,252
 Healthcare Pro.Ser A 7.875%           5,700     102,572     111,863
 Highwoods Pro 8% Sr D                 1,000      17,245      20,313
 Hospitality Ppts 9.50%                7,000     129,983     160,125
 Instar 8% Sr D                        6,000      85,638      96,378
 Instar 9.20 Sr C                      2,500      44,288      44,845
 Instar 9.375 B                        7,000     124,921     133,875
 Jameson Inns 1.70% SrA                5,000      52,750      58,750
 JDN Realty 9 3/8                     13,100     260,608     274,288
 Kimco Realty 8.375%                   2,000      38,240      47,000
 Kimco Realty 7.75% A                  1,000      18,620      21,250
 Kranzco  Sr D 9.50%                  19,500     360,338     335,166



                             Page 41B


 NOTE 5 - SECURITIES AVAILABLE FOR SALE (CONT'D)

                                     Shares/
                                    $ Amount     Cost       Market

   Mid Amer 8.875%                     1,000 $    16,620 $   23,820
   Mid Amer Sr A 9.50%                 7,000     139,515    174,020
   New Plan Excel 8 5/8%               2,000      39,959     49,400
   New Plan Execl 8.50% A              3,000      64,355     77,850
   Prime Group 9% B                    1,000      12,622     17,450
   Prime Retail Inc SRA 10.50%         1,000      15,433      6,100
   Prime Retail Inc SRB 8.50%          8,000      26,720     18,000
   Reckson Assoc 7.625%                1,000      18,707     23,000
   Sovran Self Stor 9.85 Sr B          2,000      39,115     50,900
   Thornburg Mtg. 9.68% Sr A           2,000      40,740     51,100
   United Dominion Realty Trust
      9.25% SRA Cum. Redeemable          -0-         -0-        -0-
   United Dominion 8.60% SRB Cum         -0-         -0-        -0-
   Vornado 8.5% PFD                    7,000     139,291    175,560

                                               _________  _________
      Total Preferred Stock                    4,504,436  5,482,196
                                               _________  _________

Common Stock:
   Assoc. Estates Realty              35,000     396,088    336,000
   Banyan Strategic Realty Trust         -0-         -0-        -0-
   BNP Residential                    31,000     331,825    310,000
   Centertrust Retail Prop            18,500      72,520     71,410
   Crown American Realty Trust        87,300     235,564    220,100
   Eastgroup Properties                7,000     132,023    153,300
   First Industrial Realty Trust         -0-         -0-        -0-
   First Washington Realty Trust         -0-         -0-        -0-
   HPRT Properties                    54,000     381,879    439,560
   Health Care Properties              7,800     177,550    299,910
   Humphrey Hospility                  1,000       7,064      2,510
   IRT Properties                     26,500     256,864    286,200
   Lasalle Hotel Prop                  2,000      24,952     18,480
   Mid Atlantic Realty Trust          21,000     228,381    294,000
   New Plan Realty                    32,000     516,103    547,200
   Pan Pacific Retail Props           12,710     239,335    334,909
   Penn R/E Trust                     20,000     389,340    425,000
   RFS Hotel Investors                21,000     261,199    217,350
   Sizeler Property Inv.             105,500     894,676    931,565
   United Dominion Realty Trust
      Inc                                -0-         -0-        -0-
   United Mobile Homes               142,200   1,418,778  1,578,420
   Urstadt biddle Properties -A        5,500      45,722     51,700
   Urstadt biddle Properties          19,500     152,620    170,430
   Weingarten Realty Inv.
      Shares Beneficial Interest         -0-         -0-        -0-
   Western Properties Trust
      Shares Beneficial Interest         -0-         -0-        -0-
                                               _________  _________
      Total Common Stock
                                               6,162,483  6,688,044
                                               _________  _________
      Total Equity Securities                 10,666,919 12,170,240
                                               _________  _________

    Total Securities Available
        for Sale                             $11,406,314 $12,948,359
                                                                                                          ==========
                                              ==========  ==========

                                                Page 42A


                                    Shares/
                                    $ Amount    Cost         Market

   Mid Amer 8.875%                     1,000 $    16,620   $  19,188
   Mid Amer Sr A 9.50%                 7,000     139,515     145,691
   New Plan Excel 8 5/8%               2,000      39,959      45,000
   New Plan Execl 8.50% A              1,000      20,745      20,875
   Prime Group 9% B                    3,000      50,618      54,750
   Prime Retail Inc SRA 10.50%         1,000      15,433       6,938
   Prime Retail Inc SRB 8.50%          8,000     122,658      28,450
   Reckson Assoc 7.625%                1,000      18,707      23,375
   Sovran Self Stor 9.85 Sr B          2,000      39,115      43,000
   Thornburg Mtg. 9.68% Sr A           2,000      40,740      41,750
   United Dominion Realty Trust
      9.25%                              -0-         -0-         -0-
   SRA Cum. Redeemable                18,000     405,751     445,500
   United Dominion 8.60% SRB Cum       5,200      93,640     120,578
   Vornado 8.5% PFD                    7,000     139,291     157,500

                                               _________   _________
      Total Preferred Stock                    5,426,554   5,495,009
                                               _________   _________
Common Stock:
   Assoc. Estates Realty              90,000   1,018,467     725,670
   Banyan Strategic Realty Trust      29,000     140,714     172,202
   BNP Residential                    50,775     543,615     431,588
   Centertrust Retail Prop            18,500     203,424     111,000
   Crown American Realty Trust        87,300     608,833     529,300
   Eastgroup Properties                7,000     132,023     155,750
   First Industrial Realty Trust      15,000     382,086     461,250
   First Washington Realty Trust      20,000     432,552     507,500
   HPRT Properties                    44,000     300,577     308,000
   Health Care Properties              7,800     177,550     231,075
   Humphrey Hospility                  1,000       7,064       7,813
   IRT Properties                     26,500     256,864     231,875
   Lasalle Hotel Prop                  2,000      24,952      30,250
   Mid Atlantic Realty Trust          21,000     228,381     248,073
   New Plan Realty                    27,000     448,315     369,576
   Pan Pacific Retail Props            5,000     101,506     133,750
   Penn R/E Trust                     56,000   1,089,900     976,528
   RFS Hotel Investors                21,000     261,199     265,125
   Sizeler Property Inv.             100,500     851,984     766,313
   United Dominion Realty Trust Inc  153,000   1,665,045   1,663,947
   United Mobile Homes               142,200   1,418,778   1,324,309
   Urstadt biddle Properties -A        5,500      45,722      38,191
   Urstadt biddle Properties          19,500     152,620     135,406
   Weingarten Realty Inv.
        Shares Beneficial Interest     3,000     120,375     122,250
   Western Properties Trust
        Shares Beneficial Interest    30,500     356,083     375,547

                                               _________   _________
      Total Common Stock
                                              10,968,629  10,322,288
                                               _________   _________
      Total Equity Securities
                                              16,395,183  15,817,297
                                               _________   _________
Total Securities Available
 for Sale                                    $17,442,129 $16,838,802

                                               =========   =========

                          Page 42B



NOTE 6 - MORTGAGE NOTES AND LOANS PAYABLE

     The following is a summary of the mortgage notes payable at September 30, 2001 and 2000:



                     Fixed      Fiscal        Balance      Balance
     Property         Rate     Maturity       9/30/01      9/30/00

Orangeburg, NY         7%        2004        $969,114   $1,241,206
Jackson, MS           8.5%       2008         488,743      539,347
Franklin, MA           7%        2004       1,103,298    1,413,066
Wichita, KS          10.25%      2016       1,139,043    1,170,596
Urbandale, IA          7%        2004         512,790      661,209
Richland, MS          7.5%       2004         414,303      506,529
O'Fallon, MO          8.5%       2007       1,508,079    1,689,773
Virginia Beach,VA     8.5%       2021       1,381,495    1,409,010
Fayetteville, NC      7.8%       2006       3,036,730    3,141,482
Schaumburg, IL       8.48%       2012       2,907,418    3,066,563
Burr Ridge, IL         8%        2014         984,701    1,023,685
Romulus, MI          7.56%       2013       2,429,434    2,553,263
Liberty, MO          7.065%      2013       4,144,992    4,373,211
Omaha, NE            7.15%       2014       3,635,919    3,815,288
Charlottesville,VA   6.90%       2014       2,495,162    2,613,305
Jacksonville, FL     6.92%       2017       3,790,172    3,947,802
Union City, OH       8.25%       2015       2,828,528    2,939,408
Richmond, VA        Libor +
                      1.8%       2015       5,461,711          -0-
St. Joseph, MO       8.12%       2016       8,669,233          -0-
Newington, CT         8.1%       2016       2,426,827          -0-
Cudahy WI            8.15%       2016       4,188,569          -0-
Beltsville, MD       7.53%       2016       5,908,493          -0-
                                           __________   __________
Total Mortgage
   Notes Payable                          $60,424,754  $36,104,743
                                           ==========  ===========



     Principal on the foregoing debt is scheduled to be paid as follows:


     Year Ending September 30, 2002     $   3,676,199
                               2003         3,951,900
                               2004         4,378,030
                               2005         3,583,907
                               2006         7,084,120
                            Thereafter     37,750,598
                                           __________
                                        $  60,424,754
                                           ==========

Line of Credit

     The Company had an $8,000,000 line of credit with Fleet Bank at an interest rate of prime. This line of credit was reduced to $6,345,000 during 1999 due to the sale of the warehouse facility in Monsey, New York and is now secured by a second mortgage on the South Brunswick Industrial Building. This line of credit expires on November 29, 2002. As of September 30, 2001, approximately $3,108,000 is outstanding and approximately $3,237,000 is available.

Margin Loans

     During fiscal 2001, the Company purchased securities on margin. The margin loans are at 5.375% and 5.625% and are due on demand. At September 30, 2001 and 2000, the margin loans amounted to approximately $4,389,000 and $4,914,000, respectively and are collateralized by the Company's securities portfolio. The Company must maintain a coverage ratio of approximately 50%.

NOTE 7 -  STOCK OPTION PLAN

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

      The Company elected to follow APB Opinion No. 25 in accounting for its stock option plan, and accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                             2001        2000        1999

Net Income  As reported  $4,123,054  $3,589,397   $3,796,760
            Pro forma     4,109,069   3,578,672    3,787,777

Net Income  As reported -
 Per share  Basic and Diluted  $.43        $.44         $.57
            Pro forma -
            Basic and Diluted  $.43         .44          .57

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999; dividend yield of 9%; expected volatility of 25%; risk-free interest rate of 4.75% in 2001 and 6% in 2000 and 1999, and expected lives of five years.

      A summary of the status of the Company's stock option plan as of September 30, 2001, 2000 and 1999 is as follows:



                         2001               2000               1999
                       Weighted           Weighted           Weighted
                       Average            Average             Average
                       Exercise           Exercise           Exercise
              Shares    Price    Shares    Price    Shares     Price

Outstanding
atbeginning
of year       385,000     $6.20  320,000    $ 6.34  320,000     $ 6.34
Granted        15,000      5.65   65,000      5.50      -0-        -0-
Exercised         -0-       -0-      -0-       -0-      -0-        -0-
Expired      (15,000)      5.94      -0-       -0-      -0-        -0-
             ________            _______            _______
Outstanding
at end of
year          385,000      6.19  385,000      6.20  320,000       6.34
             ========            =======            =======
Exercisable
at end of
year          370,000            320,000            320,000
              =======            =======            =======
Weighted-
 average
 fair
 value of
 options
 granted
 during the
 year                       .54                .33                 -0-
                         ======             ======              ======




     The following is a summary of stock options outstanding as of September 30, 2001:



 Date of   Number of   Number of      Option     Expiration
  Grant     Grants       Shares       Price         Date

 4/30/97            9     120,000       $5.9375    4/30/02
 4/30/97            2     165,000        6.5625    4/30/02
 4/30/98            2      20,000          7.25    4/30/03
 4/12/00            1      65,000          5.50    4/12/05
 3/6/01             1       5,000          5.25    3/6/06
 6/20/01            2      10,000          5.85    6/20/06


 As of September 30, 2001, there were 365,000 shares available for grant under this plan.

NOTE 8 - INCOME FROM LEASES

      The Company derives income primarily from operating leases on its commercial properties. In general, these leases are written for periods up to ten years with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rents due under noncancellable leases at September 30, 2001 are scheduled as follows: 2002 - $11,306,000; 2003 - $11,034,000; 2004 -
$9,341,000;     2005  -  $8,736,000;    2006  -  $8,222,000;
thereafter - $27,982,000.

NOTE 9 - RELATED PARTY TRANSACTIONS

     Eugene W. Landy received $8,700, $5,500 and $3,200 for the years ended September 30, 2001, 2000 and 1999 as Director. The firm of Eugene W. Landy received $47,500, $32,500, and $17,500 during the years ended 2001, 2000 and 1999, respectively, as legal fees. An accrual of $49,000, $34,000 and $59,000 was made during the years ended September 30, 2001, 2000 and 1999, respectively, for pension and other benefits in accordance with Mr. Landy's employment agreement. Additionally, the Board of Directors has granted to Mr. Landy a loan of $100,000 at an interest rate of 10% due May 23, 2002. Principal and accrued interest is payable at maturity. In fiscal 2001, Mr. Landy was also paid a bonus of $30,000.

      On December 9, 1994, the Company and Eugene W. Landy entered into an Employment Agreement under which, on severance of employment for any reason, Mr. Landy will receive severance of $300,000 payable $100,000 on severance and $100,000 on the first and second anniversaries of severance. In the event of disability, Mr. Landy's compensation shall continue for a period of three years, payable monthly. On retirement, Mr. Landy shall receive a pension of $40,000 a year for ten years, payable in monthly installments. In the event of death, Mr. Landy's designated beneficiary shall receive $300,000, $150,000 thirty days after death, and the balance one year after death. The Employment Agreement terminated December 31, 2000 and was automatically renewed and extended for successive one-year periods.

      Cronheim Management Services received the sum of $220,521, $199,432 and $161,146 for management fees during the years ended 2001, 2000 and 1999, respectively. Effective August 1, 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income on certain properties for management fees. The David Cronheim Company received $26,708, $14,347 and $136,229 in lease brokerage commissions in 2001, 2000 and 1999, respectively. Daniel Cronheim received $8,700, $5,650 and $2,400 for Director and Committee fees in 2001, 2000 and 1999, respectively.

NOTE 10 -  TAXES

     Income Tax
      The Company has elected to be taxed as a Real Estate Investment Trust under the applicable provisions of the Internal Revenue Code and the comparable New Jersey Statutes. Under such provisions, the Company will not be taxed on that portion of its taxable income distributed currently to shareholders, provided that at least 95% (90% effective for the year ending September 30, 2002) of its taxable income is distributed. As the Company has and intends to continue to distribute all of its income currently, no provision has been made for income taxes.

     Federal Excise Tax
      The Company does not have an excise tax liability for the calendar years 2001, 2000 and 1999, since it intends to or has distributed all of its annual income.

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

      Amounts  received, including dividend reinvestment  of
$1,871,521, $1,606,691 in 2001 and 2000, respectively,   and
shares issued in connection with the Plan for the years ended September 30, 2001 and 2000 were as follows:

                                2001                2000

   Amounts Received          $8,179,845          $5,734,589
   Shares Issued              1,556,768           1,198,311



NOTE 12 - DISTRIBUTIONS

       The   following  cash  distributions  were  paid   to
shareholders during the years ended September 30, 2001 and 2000:

                              2001                2000

Quarter Ended     Amount    Per Share    Amount   Per Share

December 31    $1,290,979   $ . 145   $1,111,424   $ .145
March 31        1,364,374     . 145    1,160,858     .145
June 30         1,413,499     . 145    1,189,703     .145
September 30    1,463,806     . 145    1,243,883     .145
                _________     _____    _________     ____
               $5,532,658   $ .  58   $4,705,868   $ . 58
                =========     =====    =========     ====


      On October 3, 2001, the Company declared a dividend of $ .145 per share to be paid on December 17, 2001 to shareholders of record November 15, 2001.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values. The fair value of variable rate mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. At September 30, 2001, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $56,313,559 and $54,963,043, respectively. At September 30, 2000, the fair value of fixed rate mortgage notes payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.

NOTE 14 - CASH FLOW AND COMPREHENSIVE  INCOME  INFORMATION

      Cash paid during the years ended September 30, 2001, 2000 and 1999, for interest is $4,590,757, $3,334,861 and
$2,607,520, respectively.

     During 2001, 2000 and 1999, the Company had $1,871,521,
$1,606,691 and $1,387,405, respectively, of dividends which were reinvested that required no cash transfers.

      During 1999, proceeds from the sale of investment property totaling $2,265,632 were directly paid into an escrow account and required no cash transfers by the Company. These proceeds were used to purchase investment property.

NOTE 14 - CASH FLOW AND COMPREHENSIVE INCOME INFORMATION
(CONT'D)


      The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income (Loss):
                            2001        2000      1999
Unrealized holding gains
 (losses) arising during
  the year               $2,777,864 $  230,091    $(694,534)
Less:  reclassification
 Adjustment for gains
 realized in income       (632,492)  (110,960)          -0-
                          _________   ________      ________
Net unrealized gains
(losses)                 $2,145,372 $  119,131    $ (695,534)
                          =========   ========      ========


NOTE 15 - SUBSEQUENT EVENTS

     On October 12, 2001, the Company purchased a 184,800 square foot warehouse facility in Granite City, Illinois. This warehouse facility is 100% net-leased to Anheuser-
Busch, Inc. The purchase price was approximately $12,400,000. The Company paid approximately $100,000 in cash, borrowed approximately $1,000,000 against its security portfolio with Prudential Securities, used approximately $1,800,000 of its credit line with Fleet Bank and obtained a mortgage of approximately $9,500,000. This mortgage payable is at an interest rate of 7.11% and is due November 1, 2016.

     On November 2, 2001, the Company purchased a 160,000 square foot warehouse facility in Monroe, North Carolina. This warehouse facility is 100% net-leased to Hughes Supply Inc. The purchase price was approximately $5,500,000. The Company paid approximately $100,000 in cash, used approximately $1,300,000 of its credit line with Fleet Bank and obtained a mortgage of approximately $4,100,000. This mortgage payable is at an interest rate of 7.11% and is due December 1, 2016.


Column A            Column B           Column C            Column D


                                            Buildings, Capitalization
                                           Improvements Subsequent to
Description      Encumbrances        Land  & Equipment   Acquisition

Shopping Center:
  Somerset, NJ   $        -0- $    55,182 $     637,097  $    481,321
Industrial
Buildings:
  Ramsey, NJ              -0-      52,639       291,500     1,062,651
  Monaca, PA              -0-     330,773       878,081     1,049,149
  Orangeburg,NY       969,114     694,720     2,977,372           -0-
  South
Brunswick, NJ             -0-   1,128,000     4,087,400        57,961
  Greensboro, NC          -0-     327,100     1,853,700           -0-
  Jackson, MS         488,743     218,000     1,233,500         1,086
  Franklin , MA     1,103,298     566,000     4,148,000           -0-
  Witchita, KS      1,139,043     268,000     1,518,000           -0-
  Urbandale, IA       512,790     310,000     1,758,000           -0-
  Richland,MS         414,303     211,000     1,195,000           -0-
  O'Fallon, MO      1,508,079     264,000     3,302,000           -0-
  Virginia
    Beach, VA       1,381,495     384,600     2,150,000           -0-
  Fayetteville,
    NC              3,036,730     172,000     4,467,885           -0-
  Schaumburg, IL    2,907,418   1,039,800     3,694,321           -0-
  Burr Ridge, IL      984,701     270,000     1,236,599           -0-
  Romulus, MI       2,429,434     531,000     3,653,883        12,078
  Liberty, MO       4,144,992     723,000     6,510,546           -0-
  Omaha, NE         3,635,919   1,170,000     4,425,500           -0-
  Charlottes-
    ville, VA       2,495,162   1,170,000     2,845,000           -0-
  Jacksonville,
    FL              3,790,172   1,165,000     4,668,080           -0-
  Union City, OH    2,828,528     695,000     3,342,000           -0-
  Richmond, VA      5,461,711   1,160,000     6,413,305           -0-
  St. Joseph, MO    8,669,233     800,000    11,753,964           -0-
  Newington, CT     2,426,827     410,000     2,961,000           -0-
  Cudahy, WI        4,188,569     980,000     5,050,997           -0-
  Beltsville, MD    5,908,493   3,200,000     5,958,773           -0-
                   __________  __________    __________    __________
                  $60,424,754 $18,295,814  $ 93,011,503  $  2,664,246
                   ==========  ==========    ==========    ==========
  *Buildings and improvements reacquired in 1986.
                      Page 50 A





Column A                        Column E (1) (2)               Column F

                          Gross Amount at Which Carried       Accumulated
                                 September 30, 2001          Depreciation                                      30,2001          tion
Description              Land      Bldg & Imp     Total


Shopping Center:
  Somerset, NJ    $    55,182 $    1,118,418 $   1,173,600 $    845,780
Industrial
Buildings:
  Ramsey, NJ           52,639      1,354,151     1,406,790      658,565
  Monaca, PA          330,773      1,927,230     2,258,003    1,172,888
  Orangeburg, NY      694,720      2,977,372     3,672,092      838,967
  South
   Brunswick, NJ    1,128,000      4,145,361     5,273,361    1,147,672
  Greensboro, NC      327,100      1,853,700     2,180,800      497,990
  Jackson, MS         218,000      1,234,586     1,452,586      323,592
  Franklin , MA       566,000      4,148,000     4,714,000      797,661
  Witchita, KS        268,000      1,518,000     1,786,000      291,929
  Urbandale, IA       310,000      1,758,000     2,068,000      338,063
  Richland,MS         211,000      1,195,000     1,406,000      229,799
  O'Fallon, MO        264,000      3,302,000     3,566,000      550,183
  Virginia
   Beach, VA          384,600      2,150,000     2,534,600      303,193
  Fayetteville,
   NC                 172,000      4,467,885     4,639,885      515,508
  Schaumburg, IL    1,039,800      3,694,321     4,734,121      426,249
  Burr Ridge, IL      270,000      1,236,599     1,506,599      110,928
  Romulus, MI         531,000      3,665,961     4,196,961      329,038
  Liberty, MO         723,000      6,510,546     7,233,546      584,212
  Omaha, NE         1,170,000      4,425,500     5,595,500      283,675
  Charlottes-
    ville, VA       1,170,000      2,845,000     4,015,000      182,370
  Jacksonville,
    FL              1,165,000      4,668,080     5,833,080      299,221
  Union City, OH      695,000      3,342,000     4,037,000      128,608
  Richmond, VA      1,160,000      6,413,305     7,573,305       82,819
  St. Joseph, MO      800,000     11,753,964    12,553,964      150,686
  Newington, CT       410,000      2,961,000     3,371,000       37,960
  Cudahy, WI          980,000      5,050,997     6,030,997       64,754
  Beltsville, MD    3,200,000      5,958,773     9,158,773       76,390
                   __________     __________    __________   __________
                   18,295,814 $   95,675,749 $ 113,971,563 $ 11,268,700
                   ==========     ==========    ==========   ==========
  *Buildings and improvements reacquired in 1986.
                      Page 50 B






Column A               Column G      Column H      Column I


                        Date of
                       Construc-       Date       Depreciable
Description              tion        Acquired        Life


Shopping Center:
  Somerset, NJ           1970          1970          10-33
Industrial Buildings:
  Ramsey, NJ             1969          1969          7-40
  Monaca, PA             1977         1977*         5-31.5
  Orangeburg, NY         1990          1993          31.5
  South Brunswick, NJ    1974          1993          31.5
  Greensboro, NC         1988          1993          31.5
  Jackson, MS            1988          1993           39
  Franklin , MA          1,991         1994           39
  Witchita, KS           1,975         1994           39
  Urbandale, IA          1985          1994           39
  Richland,MS            1986          1994           39
  O'Fallon, MO           1,989        1,994           39
  Virginia Beach, VA     1,976        1,996           39
  Fayetteville, NC       1,996        1,997           39
  Schaumburg, IL         1,997        1,997           39
  Burr Ridge, IL         1,997        1,997           39
  Romulus, MI            1,998        1,998           39
  Liberty, MO            1,997        1,998           39
  Omaha, NE              1,999        1,999           39
  Charlottesville, VA    1,998        1,999           39
  Jacksonville, FL       1,998        1,999           39
  Union City, OH         1,999        2,000           39
  Richmond, VA           2,000        2,001           39
  St. Joseph, MO         2,000        2,001           39
  Newington, CT          2,001        2,001           39
  Cudahy, WI             2,001        2,001           39
  Beltsville, MD         2,000        2,001           39



   *Buildings and improvements reacquired in 1986.
                          Page 50 C



<CAPTIION>

         MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                        SCHEDULE III
      REAL ESTATE AND ACCUMULATED DEPRECIATION (CONT'D)



(1)  Reconciliation


REAL ESTATE INVESTMENTS

                       9/30/01       9/30/00       9/30/99

Balance-Beginning
 of Year              $74,996,066   $70,871,655   $57,270,562
Additions:            ___________   ___________  ____________
 Acquisitions          38,688,039     4,037,000    15,443,582
 Improvements             287,458        87,411        35,009
                       __________    __________    __________
Total Additions        38,975,497     4,124,411    15,478,591
                       __________    __________    __________
 Sales                        -0-           -0-   (1,877,498)
Balance-End of       $113,971,563   $74,996,066   $70,871,655
 Year
                       ==========     =========     =========





                     ACCUMULATED DEPRECIATION

                      9/30/01        9/30/00       9/30/99

Balance-Beginning
 of Year               $9,102,373    $7,399,386    $6,656,634
Depreciation            2,166,327     1,702,987     1,594,945
Sales                         -0-           -0-     (852,193)
                       __________    __________    __________
Balance-End of        $11,268,700    $9,102,373    $7,399,386
 Year
                        =========      ========      ========


         MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                    NOTES TO SCHEDULE III
                        SEPTEMBER 30,


(1)  Reconciliation
                           2001          2000           1999

Balance - Beginning
of Year                $74,996,066   $70,871,655    $57,270,562
                        __________    __________     __________
Additions:
Ramsey, NJ                 178,937           -0-            -0-
Somerset, NJ                   -0-        52,423            -0-
Monaca, PA                  84,543        22,014         23,147
Monsey, NY                     -0-           -0-            -0-
Orangeburg, NY                 -0-           -0-            -0-
South Brunswick, NJ         11,900        12,974            -0-
Greensboro, NC                 -0-           -0-            -0-
Jackson, MS                    -0-           -0-          1,086
Franklin, MA                   -0-           -0-            -0-
Wichita, KA                    -0-           -0-            -0-
Urbandale, IA                  -0-           -0-            -0-
Richland, MS                   -0-           -0-            -0-
O'Fallon, MO                   -0-           -0-            -0-
Virginia Beach, VA             -0-           -0-            -0-
Fayetteville, NC               -0-           -0-            -0-
Schaumburg, IL                 -0-           -0-            -0-
Burr Ridge, IL                 -0-           -0-          3,349
Romulus, MI                 12,078           -0-          3,883
Liberty, MO                    -0-           -0-          3,546
Omaha, NE                      -0-           -0-      5,595,500
Charlottesville, VA            -0-           -0-      4,015,000
Jacksonville, FL               -0-           -0-      5,833,080
Union City, OH                 -0-     4,037,000            -0-
Richmond, VA             7,573,305           -0-            -0-
St. Joseph, MO          12,553,964           -0-            -0-
Newington, CT            3,371,000           -0-            -0-
Cudahy, WI               6,030,997           -0-            -0-
Beltsville, MD           9,158,773           -0-            -0-
                        __________    __________     __________

Total Additions         38,975,497     4,124,411     15,478,591
                        __________    __________     __________
Sales:
Monsey, New York               -0-           -0-    (1,877,498)
                        __________    __________     __________
Balance -
 End of Year          $113,971,563   $74,996,066    $70,871,655
                       ===========    ==========     ==========



(2) The aggregate cost for Federal tax purposes approximates historical cost.

                         SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 21, 2001    By:   /s/ Eugene W. Landy
                                 Eugene W. Landy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  December 21, 2001   By:   /s/ Eugene W. Landy
                                 Eugene W. Landy, President
                                     and Director


Date:  December 21, 2001   By:  /s/ Ernest V. Bencivenga
                              Ernest V. Bencivenga,
                                    Treasurer and Director


Date:  December 21, 2001   By:  /s/ Anna T. Chew
                              Anna T. Chew, Controller
                                    and Director


Date:  December 21, 2001   By:  /s/ Daniel D. Cronheim
                              Daniel D. Cronheim, Director


Date:  December 21, 2001  By:   /s/ Matthew I. Hirsch
                              Matthew I. Hirsch, Director


Date:  December 21, 2001  By:   /s/ Charles P. Kaempffer
                              Charles P. Kaempffer, Director


Date:  December 21, 2001  By:   /s/ Samuel A. Landy
                              Samuel A. Landy, Director


Date:  December 21, 2001  By:   /s/ John R. Sampson
                              John R. Sampson, Director


Date:   December 21, 2001 By:   /s/ Peter J. Weidhorn
                              Peter J. Weidhorn, Director