Form 10-Q
period 2001-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2002-02-14
CIK 67625

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2001

                                         OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

     For the Quarter ended              Commission File
       December 31, 2001                   No 2-29442

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No___
The number of shares or other units outstanding of each of the issuer's classes of securities as of February 8, 2002 was 10,798,053.

    MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
              FOR THE QUARTER ENDED DECEMBER 31, 2001


                          C O N T E N T S



Page No.

Part I  -  Financial Information

Item 1 -   Financial Statements (Unaudited):

           Consolidated Balance Sheets                  3

           Consolidated Statements of Income            4

           Consolidated Statements of Cash Flows        5

           Notes to Consolidated Financial
               Statements                              6-8

Item 2 -   Management's Discussion and Analysis
           Of Financial Condition and Results of
           Operation                                   9-10

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


            MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND
                SUBSIDIARY CONSOLIDATED BALANCE SHEETS
             AS OF DECEMBER 31, 2001 AND SEPTEMBER 30, 2001
                                              12/31/01          9/30/01
  ASSETS
Real Estate Investments:
  Land                                       $19,135,814     $18,295,814
  Buildings, Improvements and Equipment,
    Net of Accumulated Depreciation of
    $11,964,900 and $11,268,700,
    respectively                             100,909,084      84,426,270

Total Real Estate Investments                120,044,898     102,722,084

Cash and Cash Equivalents                        276,440         147,579
Securities Available for Sale at Fair
Value                                         12,057,661      12,948,359
Interest and Other Receivables                   871,992         847,130
Prepaid Expenses                                  60,805          53,257
Lease Costs, Net of Accumulated
Amortization                                     103,222         109,448
Investment in Hollister '97, L.L.C.              900,399         900,399
Other Assets                                   1,348,483       1,705,214
                                            ____________    ____________
TOTAL ASSETS                                $135,663,900    $119,433,470
                                            ============    ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage Notes Payable                     $73,031,047     $60,424,754
  Loans Payable                                9,184,422       8,204,961
   Other Liabilities                             839,378         874,216
                                            ____________    ____________
Total Liabilities                             83,054,847      69,503,931
                                            ____________    ____________
Shareholders' Equity:

Common Stock-Class A-$.01 Par Value,
16,000,000 Shares Authorized, 10,670,295
and 10,264,728Shares Issued and
Outstanding, respectively                        106,703         102,647

Common Stock-Class B-$.01 Par Value,
100,000 Shares Authorized, No Shares
Issued or Outstanding                                -0-             -0-
  Additional Paid-In Capital                  50,507,819      48,284,847
  Accumulated Other Comprehensive Income       1,994,531       1,542,045
  Undistributed Income                               -0-             -0-
                                            ____________    ____________
Total Shareholders' Equity                    52,609,053      49,929,539
                                            ____________     ___________
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                     $135,663,900    $119,433,470
                                            ============    ============

                             Unaudited
          See Accompanying Notes to Financial Statements

                             Page 3

    MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                            2001          2000
INCOME:

  Rental and Occupancy Charges             3,306,743     2,195,442
  Interest and Dividend Income               292,500       499,162
  Gain on Securities Available  for
  Sale Transactions, net                     169,048        90,398
                                         ___________   ___________
     TOTAL INCOME                          3,768,291     2,785,002
                                         ___________   ___________
EXPENSES:
  Interest Expense                         1,426,291       894,523
  Real Estate Taxes                           43,226        27,770
  Operating Expenses                         181,985       154,755
  Office and General Expense                 218,244       120,230
  Depreciation                               696,200       449,964
                                         ___________   ___________
     TOTAL EXPENSES                        2,565,946     1,647,242
                                         ___________   ___________
NET INCOME                                 1,202,345     1,137,760
                                         ===========   ===========
 NET INCOME - PER SHARE
   Basic                                 $       .12   $       .13
                                         ===========   ===========
   Diluted                               $       .11   $       .13
                                         ===========   ===========
WEIGHTED AVERAGE
 SHARES  OUTSTANDING
    Basic                                 10,440,726     8,884,543
                                         ===========   ===========
    Diluted                               10,466,187     8,884,543
                                         ===========   ===========



                             Unaudited
          See Accompanying Notes to Financial Statements

                             Page 4

    MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                                2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                $1,202,345     $1,137,760
  Noncash Items Included in Net Income:
    Depreciation                               696,200        449,964
    Amortization                                37,588         29,408
    Gain on Sales of Securities
    Available for Sale                       (169,048)       (90,398)
  Changes In:
    Interest and Other Receivables            (24,862)         38,110
    Prepaid Expenses                           (7,548)       (65,793)
    Other Assets and Lease Costs               496,409      (454,370)
    Other Liabilities                         (34,838)         17,043
                                           ___________    ___________
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                   2,196,246      1,061,724
                                           ___________    ___________
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Land, Buildings,
  Improvements and
  Equipment                               (18,019,014)    (7,576,853)
  Purchase of Securities Available for
  Sale                                             -0-      (111,200)
  Proceeds from Sale of Securities
  Available for Sale                         1,512,232       641,844
                                           ___________    ___________
NET CASH USED  BY INVESTING ACTIVITIES    (16,506,782)    (7,046,209)
                                           ___________    ___________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                        5,586,598      3,376,463
  Principal Payments on Loans              (4,607,137)    (3,814,998)
  Proceeds from Mortgages                   13,550,000      5,650,000
  Principal Payments on Mortgages            (943,707)      (582,620)
  Financing Costs on Debt                    (171,040)       (99,786)
  Proceeds from Issuance of Class A          2,071,630      1,905,011
Common Stock
  Dividends Paid                           (1,046,947)      (836,383)
                                           ___________    ___________
NET CASH  PROVIDED BY FINANCING
  ACTIVITIES                                14,439,397      5,597,687
                                           ___________    ___________
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            128,861      (386,798)
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                          147,579        514,090
                                           ___________    ___________
  END OF PERIOD                           $    276,440   $    127,292
                                           ===========    ===========

                             Unaudited
          See Accompanying Notes to Financial Statements

                               Page 5

    MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICY

The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 2001 have been omitted.

Certain   reclassifications  have  been  made  to   the   financial
statements for the prior period to conform to the current period presentation.

NOTE 2 - NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 25,461 and -0- for the three months ended December 31, 2001 and 2000, respectively are included in the diluted weighted average shares outstanding.

NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income, including unrealized gains (loss) on securities available for sale, for the three months ended December 31, 2001 and 2000 amounted to $1,654,831 and $758,504, respectively.

NOTE 4 - REAL ESTATE INVESTMENTS

On October 12, 2001, the Company purchased a 184,800 square foot warehouse facility in Granite City, Illinois. This warehouse facility is 100% net-leased to Anheuser-Busch, Inc. The purchase price was approximately $12,400,000. The Company paid approximately $100,000 in cash, borrowed approximately $1,000,000 against its security portfolio with Prudential Securities, used approximately $1,800,000 of its credit line with Fleet Bank and obtained a mortgage of approximately $9,500,000. This mortgage payable is at an interest rate of 7.11% and is due November 1, 2016.

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

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On December 17, 2001, the Company paid $1,519,885 as a dividend of $.145 per share to shareholders of record November 15, 2001.

For the three months ended December 31, 2001, the Company received $2,544,568 from the Dividend Reinvestment and Stock Purchase Plan
(DRIP). There were 405,567 shares issued, resulting in 10,670,295 shares outstanding.

NOTE 6 - EMPLOYEE STOCK OPTIONS

During the three months ended December 31, 2001, the following stock option was granted:

                                Number              Expiration
  Date of       Number of         of      Option       Date
   Grant        Employees       Shares     Price

  10/04/01          1           65,000    $6.765     10/04/06

As of December 31, 2001, there were options outstanding to purchase 450,000 shares and 300,000 shares available for grant under the Company's Stock Option Plan.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended December 31, 2001 and 2000 for interest was $1,426,291 and $894,523, respectively.

During  the  three  months ended December 31, 2001  and  2000,  the
Company  had  dividend  reinvestments of   $472,938  and  $454,596,
respectively, which required no cash transfers.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In August, 2001, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June
15, 2002. The Company does not anticipate that SFAS No. 143 will significantly impact the Company's consolidated financial statements.

On October 3, 2001, FASB issued SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of the Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that the initial adoption of SFAS No. 144 will have a significant impact on the Company's financial statements.


NOTE 9 - SUBSEQUENT EVENTS

On January 31, 2002, the Company purchased a 106,507 square foot warehouse facility in Winston-Salem, North Carolina. This warehouse facility is 100% net-leased to Fed Ex Ground Package System, a subsidiary of Federal Express Corporation. The purchase price was approximately $6,700,000. The Company paid approximately $200,000 in cash, used approximately $1,700,000 of its credit line with Fleet Bank and obtained a mortgage of approximately $4,800,000. This mortgage payable is at an interest rate of 7.1% and is due February 1, 2012.

    MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

The Company generated net cash provided by operating activities of $2,196,246 for the current three months as compared to $1,061,724 for the prior period. The Company raised $2,544,568 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP). Dividends paid for the three months ended December 31, 2001 amounted to $1,519,885.

The Company purchased two warehouse facilities for a total purchase price, including closing costs, of approximately $18,000,000.

Securities available for sale decreased by $890,698 primarily as a result of sales of $1,343,184 partially offset by an increase in the unrealized gain of $452,486.

Other  assets  decreased  by $356,731  primarily  as  a  result  of
deposits   used  for  the  purchase  of  two  additional  warehouse
facilities.

Mortgage notes payable increased by $12,606,293 during the three months ended December 31, 2001. This increase was primarily due to additional mortgages of $13,550,000 on the new acquisitions partially offset by principal repayments of $943,707.

Loans payable increased by $979,461 during the three months ended December 31, 2001. This increase was the result of additional take-downs in the amount of $5,586,598 of the Company's revolving credit line and margin loan partially offset by repayments of $4,607,137.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and occupancy charges increased for the three months ended December 31, 2001 to $3,306,743 as compared to $2,195,442 for the three months ended December 31, 2000. This was a result of the new acquisitions made in fiscal 2001 and 2002.

Interest and dividend income decreased by $206,662 for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000. This was due primarily to the sales of securities available for sale during the current three months.

Gain on Securities Available for Sale transactions amounted to $169,048 and $90,398 for the three months ended December 31, 2001 and 2000, respectively.

Interest expense increased by $531,768 for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000. This was primarily the result of additional borrowings for the new acquisitions made in fiscal 2001 and 2002.

Real estate taxes increased by $15,456 for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000. This was due primarily to the new acquisitions made in fiscal 2001 and 2002.

Operating expenses increased by $27,230 for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000. This was due primarily to the new acquisitions made in fiscal 2001 and 2002.

Office and General expenses increased by $98,014 for the three months ended December 31, 2001 as compared to the three months ended  December  31,  2000.  This was primarily  due  to  increased occupancy charges and personnel costs. The Company has been expanding its operations.

Depreciation expense increased by $246,236 for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000. This was due to the real estate acquisitions in fiscal 2001 and 2002.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation amounted to $1,898,545 and $1,587,724 for the three months ended December 31, 2001 and 2000, respectively. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities amounted to $2,196,246 and $1,061,724 during the three months ended December 31, 2001 and 2000, respectively.

The Company owns twenty-nine properties of which twenty-three carried mortgage loans totaling $73,031,047 at December 31, 2001. The Company has been raising capital through its DRIP and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

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

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES - None

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
              None

     ITEM 5:  OTHER INFORMATION - None

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  EXHIBITS - None

                 (b)  REPORTS ON FORM 8-K - Form 8-K dated
                   October 12, 2001 was filed to report the purchase of a warehouse facility in Granite
                   City, Illinois.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date:          February 13, 2002        By:   /s/ Eugene W. Landy
                                                  Eugene W. Landy
                                                  President



Date:          February 13, 2002        By:  /s/  Anna T. Chew
                                                  Anna T. Chew
                                                  Controller