Form 10-Q
period 2002-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2002-05-07
CIK 67625

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

                  OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from ___________to___________

          For the Quarter ended                 Commission File
          March 31, 2002                            No 2-29442

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

Registrant's telephone number, including area code:(732) 577-9997


-----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X       No
The number of shares or other units outstanding of each of the issuer's classes of securities as of April 12, 2002 was 11,156,402.

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
              FOR THE QUARTER ENDED MARCH 31, 2002


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

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2002 AND SEPTEMBER 30, 2001

<CAPTION
                                            March 31,     September 30,
                                              2002           2001
  ASSETS                                   ___________   ___________
Real Estate Investments:
  Land                                     $19,135,814   $18,295,814
  Buildings,Improvements and Equipment,
    Net of Accumulated Depreciation of
    $12,684,874 and $11,268,700,
    respectively                           106,809,668    84,426,270
                                           ___________   ___________
Total Real Estate Investments              125,945,482   102,722,084

Cash and Cash Equivalents                      534,997       147,579
Securities Available for Sale at Fair
Value                                       11,846,433    12,948,359
Interest and Other Receivables                 815,050       847,130
Prepaid Expenses                                 9,884        53,257
Lease Costs, Net of Accumulated
Amortization                                   158,314       109,448
Investment in Hollister '97, L.L.C.            900,399       900,399
Other Assets                                 1,440,180     1,705,214
                                           ___________   ___________
TOTAL ASSETS                              $141,650,739  $119,433,470
                                           ============  ============
   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage Notes Payable                   $76,775,275   $60,424,754
  Loans Payable                              8,472,482     8,204,961
   Other Liabilities                           786,856       874,216
                                           ___________    ___________
Total Liabilities                           86,034,613    69,503,931
                                           ___________    ___________
Shareholders' Equity:
  Common Stock-Class A-$.01 Par Value,
  16,000,000 Shares Authorized,
  11,156,402 and 10,264,728
  Shares Issued and Outstanding,
  Respectively                                111,564        102,647
Common Stock-Class B-$.01 Par Value,
  100,000 Shares Authorized,
  No Shares Issued or Outstanding                 -0-            -0-
Additional Paid-In Capital                  53,113,722     48,284,847
Accumulated Other Comprehensive Income       2,390,840      1,542,045
Undistributed Income                              -0-            -0-
                                           ___________    ___________
Total Shareholders' Equity                  55,616,126     49,929,539
                                           ___________    ___________
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                    $141,650,739   $119,433,470
                                           ============   ============

                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
   FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                                 THREE MONTHS               SIX MONTHS
                             3/31/02      3/31/01      3/31/02      3/31/01
                           ___________  ___________  ___________  ___________
INCOME:

Rental and Occupancy
 Charges                    $3,611,282   $2,521,596   $6,918,025   $4,717,038
Interest and Dividend
 Income                        267,662      481,519      560,162      980,681
Gain on Securities
 Available  for
 Sale Transactions, net        203,951       67,656      372,999      158,054
                           ___________  ___________  ___________  ___________
     TOTAL INCOME            4,082,895    3,070,771    7,851,186    5,855,773
                           ___________  ___________  ___________  ___________
EXPENSES:
Interest Expense             1,495,625    1,055,985    2,921,916    1,950,508
Real Estate Taxes              118,345      121,285      161,571      149,055
Operating Expenses             301,272      226,498      483,257      381,253
Office and General Expense     374,637      321,537      592,881      441,767
Depreciation                   719,974      499,882    1,416,174      949,846
                           ___________  ___________  ___________  ___________
     TOTAL EXPENSES          3,009,853    2,225,187    5,575,799    3,872,429
                           ___________  ___________  ___________  ___________
NET INCOME                  $1,073,042     $845,584   $2,275,387   $1,983,344
                           ===========  ===========  ===========  ===========
NET INCOME - PER SHARE
 Basic and Diluted          $      .10   $      .09   $      .21   $      .22
                           ===========  ===========  ===========  ===========

WEIGHTED AVERAGE
 SHARES OUTSTANDING
    Basic                   10,892,876    9,383,250   10,687,063    9,123,366
                           ===========  ===========  ===========  ===========
    Diluted                 10,924,160    9,383,250   10,712,524    9,123,366
                           ===========  ===========  ===========  ===========

                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                                                 2002          2001
                                             __________    _________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                 $2,275,387   $1,983,344
  Noncash Items Included in Net Income:
    Depreciation                              1,416,174      949,846
    Amortization                                 80,175       61,890
    Gain on Sales of Securities               (372,999)    (158,054)
Available for Sale
  Changes In:
    Interest and Other Receivables               32,080       27,754
    Prepaid Expenses                             43,373      (3,599)
    Other Assets and Lease Costs                378,521    (329,447)
    Other Liabilities                          (87,360)     (26,063)
                                             __________   __________
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                 3,765,351    2,505,671
                                             __________   __________
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to Land, Buildings,
 Improvements and Equipment                (24,639,572) (23,515,305)
 Purchase of Securities Available for
   Sale                                       (100,000)    (644,803)
 Proceeds from Sale of Securities
   Available for Sale                         2,423,720    2,211,633
                                             __________   __________
NET CASH USED  BY INVESTING ACTIVITIES     (22,315,852) (21,948,475)
                                             __________   __________
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Loans                          9,115,530    8,650,170
 Principal Payments on Loans                (8,848,009)  (6,562,888)
 Proceeds from Mortgages                     18,350,000   16,970,000
 Principal Payments on Mortgages            (1,999,479)  (1,237,083)
 Financing Costs on Debt                      (242,528)    (168,924)
 Proceeds from Issuance of Class A
   Common Stock                               4,718,970    3,172,503
 Dividends Paid                             (2,156,565)  (1,733,035)
                                             __________   __________
NET CASH  PROVIDED BY FINANCING
  ACTIVITIES                                 18,937,919   19,090,743
                                             __________   __________
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             387,418    (352,061)
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                           147,579      514,090
                                             __________   __________
  END OF PERIOD                                $534,997     $162,029
                                            ===========  ===========

                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 2001 have been omitted.

     Certain reclassifications have been made to the financial statements for the prior period to conform to the current period presentation.

NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 31,284 and 25,461 for the three and six months ended March 31, 2002, respectively are included in the diluted weighted average shares outstanding.

NOTE 3 - COMPREHENSIVE INCOME

     Total   comprehensive  income,  including  unrealized  gains
(loss) on securities available for sale, for the three and six months ended March 31, 2002 and 2001 is as follows:


                  March 31, 2002    March 31, 2001

Three Months       $ 1,469,351       $ 3,129,603
Six Months         $ 3,124,182       $ 3,888,107


NOTE 4 - REAL ESTATE INVESTMENTS

     On October 12, 2001, the Company purchased a 184,800 square foot warehouse facility in Granite City, Illinois. This warehouse facility is 100% net-leased to Anheuser-Busch, Inc. The purchase price was approximately $12,400,000. To fund this purchase, the Company used approximately $100,000 in cash, borrowed approximately $1,000,000 against its security portfolio with Prudential Securities, used approximately $1,800,000 of its credit line with Fleet Bank and obtained a mortgage of approximately $9,500,000. This mortgage payable is at an interest rate of 7.11% and is due November 1, 2016.

     On November 2, 2001, the Company purchased a 160,000 square foot warehouse facility in Monroe, North Carolina. This warehouse facility is 100% net-leased to Hughes Supply Inc. The purchase price was approximately $5,500,000. To fund this purchase, the Company used approximately $100,000 in cash, used approximately $1,300,000 of its credit line with Fleet Bank and obtained a mortgage of approximately $4,100,000. This mortgage payable is at an interest rate of 7.11% and is due December 1, 2016.

     On January 31, 2002, the Company purchased a 106,507 square foot warehouse facility in Winston-Salem, North Carolina. This warehouse facility is 100% net-leased to Fed Ex Ground Package System, a subsidiary of Federal Express Corporation. The purchase price was approximately $6,700,000. To fund this purchase, the Company used approximately $200,000 in cash, used approximately $1,700,000 of its credit line with Fleet Bank and obtained a mortgage of approximately $4,800,000. This mortgage payable is at an interest rate of 7.1% and is due February 1, 2012.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On March 15, 2002, the Company paid $1,587,414 as a dividend of  $.145 per share to shareholders of record February 15,  2002.
Total  dividends  paid for the six months ended  March  31,  2002 amounted to $3,107,299.

     For  the  six  months  ended March  31,  2002,  the  Company received  $5,669,704  from the Dividend  Reinvestment  and  Stock
Purchase  Plan   (DRIP).   There  were  891,674  shares   issued,
resulting in 11,156,402 shares outstanding.

NOTE 6 - EMPLOYEE STOCK OPTIONS

     During the six months ended March 31, 2002, the following stock option was granted:

                                Number              Expiratio
  Date of       Number of         of      Option        n
   Grant        Employees       Shares     Price      Date

  10/04/01          1           65,000    $6.765    10/04/06

      As of March 31, 2002, there were options outstanding to purchase 450,000 shares and 300,000 shares available for grant under the Company's Stock Option Plan.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the six months ended March 31, 2002 and 2001 for interest was $2,921,916 and $1,950,508, respectively.

     During the six months ended March 31, 2002 and 2001, the Company had dividend reinvestments of $950,734 and $922,319, respectively, which required no cash transfers.

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

NOTE 9 - SUBSEQUENT EVENTS


     On April 8, 2002, the Company purchased an 89,052 square foot warehouse facility in Elgin, Illinois. This warehouse facility is 100% net-leased to Reynolds Metals Company, which merged with Alcoa, Inc. The purchase price was approximately $6,800,000. To fund this purchase, the Company used approximately $100,000 in cash, used approximately $1,700,000 of its credit line with Fleet Bank and obtained a mortgage of approximately $5,000,000. This mortgage payable is at an interest rate of 6.97% and is due May 1, 2017.

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided by operating activities of $3,765,351 for the current six months as compared to $2,505,671 for the prior period. The Company raised $5,669,704 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP). Dividends paid for the six months ended March 31, 2002 amounted to $3,107,299.

      During the six months ended March 31, 2002, the Company purchased three warehouse facilities for a total purchase price, including closing costs, of approximately $25,000,000.

      Securities  available  for  sale  decreased  by  $1,101,926 primarily as a result of sales of $2,050,721 partially offset by an increase in the net unrealized gain of $848,795 and purchases of $100,000.

      Other assets decreased by $265,034 primarily as a result of deposits used for the purchase of three additional warehouse facilities.

           Mortgage notes payable increased by $16,350,521 during the six months ended March 31, 2002. This increase was primarily due to additional mortgages of $18,350,000 on the new
acquisitions   partially  offset  by  principal   repayments   of
$1,999,479.

      Loans payable increased by $267,521 during the six months ended March 31, 2002. This increase was the result of additional take-downs in the amount of $9,115,530 of the Company's revolving credit line and margin loan partially offset by repayments of $8,848,009.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

           Rental and occupancy charges increased for the three months ended March 31, 2002 to $3,611,282 as compared to $2,521,596 for the three months ended March 31, 2001. Rental and occupancy charges increased to $6,918,025 for the six months ended March 31, 2002 as compared to $4,717,038 for the six months ended March 31, 2001. This was a result of the new acquisitions made in fiscal 2001 and 2002.

     Interest and dividend income decreased by $213,857 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Interest and dividend income decreased by $420,519 for the six months ended March 31, 2002 as compared to the six months ended March 31, 2001. This was due primarily to the sales of securities available for sale during fiscal 2001 and 2002. Securities available for sale at March 31, 2001 amounted to $17,334,789.

     Gain on Securities Available for Sale transactions amounted to $203,951 and $67,656 for the three months ended March 31, 2002 and 2001, respectively. Gain on Securities Available for Sale transactions amounted to $372,999 and $158,054 for the six months ended March 31, 2002 and 2001, respectively. The gain for the six months ended March 31, 2001 is net of the writedown of $130,904 of securities available for sale which was considered other than temporarily impaired.

     Interest expense increased by $439,640 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Interest expense increased by $971,408 for the six months ended March 31, 2002 as compared by the six months ending March 31, 2001. This was primarily the result of additional borrowings for the new acquisitions made in fiscal 2001 and 2002.

      Real estate taxes remained relatively stable for the three and six months ended March 31, 2002 as compared to the three and six months ended March 31, 2001.

     Operating expenses increased by $74,774 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Operating expenses increased by $102,004 for the six months ended March 31, 2002 as compared to the six months ended March 31, 2001. This was due primarily to the new acquisitions made in fiscal 2001 and 2002.

     Office and General expenses increased by $53,100 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Office and General expenses increased by $151,114 for the six months ended March 31, 2002 as compared to the six months ended March 31, 2001. This was primarily due to increased occupancy charges and personnel costs. The Company has been expanding its operations.

      Depreciation expense increased by $220,092 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Depreciation expense increased by $466,328 for the six months ended March 31, 2002 as compared to the six months ended March 31, 2001. This was due to the real estate acquisitions in fiscal 2001 and 2002.

       Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation amounted to $1,793,016 and $1,345,466 for the three months ended March 31, 2002 and 2001, respectively. FFO increased from $2,933,190 for the six months ended March 31, 2001 to $3,691,561 for the six months ended March 31, 2002. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities amounted to $3,765,351 and $2,505,671 during the six months ended March 31, 2002 and 2001, respectively.

     The Company owns thirty properties of which twenty-five carried mortgage loans totaling $76,775,275 at March 31, 2002. The Company has been raising capital through its DRIP and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

     The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases. In management's opinion, newly built facilities leased to The Federal Express Corporation (FDX) and its subsidiaries meet this criteria. The Company has a concentration of FDX and FDX subsidiary leased properties. This is a risk factor that shareholders should consider. FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company's shareholders. Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only on closing.

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


          MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date: May 7, 2002            By: /s/ Eugene W. Landy
                                     EUGENE W. LANDY
                                     President




Date: May 7, 2002             By: /s/ Anna T. Chew
                                      ANNA T. CHEW
                                      Controller