Form 10-Q
period 2002-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2002-08-07
CIK 67625

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

                                         OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from _______________ to
          ______________

          For the Quarter ended            Commission File
             June 30, 2002                   No 2-29442

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


Indicate  by check mark whether the Registrant (1) has filed  all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No
The number of shares or other units outstanding of each of the issuer's classes of securities as of August 1, 2002 was 11,761,163.

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
               FOR THE QUARTER ENDED JUNE 30, 2002


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

<CAPTION

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
             AS OF JUNE 30, 2002 AND SEPTEMBER 30, 2001
                                          June 30,      September 30,
                                            2002            2001
                                        _____________   _____________
  ASSETS
Real Estate Investments:
  Land                                    $21,011,214     $18,295,814
  Buildings, Improvements and
    Equipment, Net of Accumulated
    Depreciation of $13,097 and
    $11,268,700, respectively             108,809,045      84,426,270
                                        _____________   _____________
Total Real Estate Investments             129,820,259     102,722,084

Cash and Cash Equivalents                     168,032         147,579
Securities Available for Sale at           12,509,577      12,948,359
  Fair Value
Interest and Other Receivables                976,615         847,130
Prepaid Expenses                               35,964          53,257
Lease Costs, Net of Accumulated               119,576         109,448
  Amortization
Investment in Hollister '97, L.L.C.           900,399         900,399
Other Assets                                1,362,314       1,705,214
                                        _____________   _____________
TOTAL ASSETS                             $145,892,736    $119,433,470
                                        =============   =============
 LIABILITIES AND SHAREHOLDERS'
   EQUITY
Liabilities:
  Mortgage Notes Payable                  $79,326,205     $60,424,754
  Loans Payable                             8,342,878       8,204,961
   Other Liabilities                          741,105         874,216
                                       _____________    _____________
Total Liabilities                         88,410,188       69,503,931
                                       _____________    _____________
Shareholders' Equity:
  Common Stock-Class A-$.01 Par
    Value, 20,000,000 Shares
    Authorized, 11,720,209 and
    10,264,728 Shares Issued and
    Outstanding, respectively                 117,202         102,647
  Common Stock-Class B-$.01 Par
    Value,100,000 Shares
  Authorized, No Shares Issued or
    Outstanding                                   -0-             -0-
  Additional Paid-In Capital               56,541,082      48,284,847
  Accumulated Other Comprehensive
    Income                                  2,263,627       1,542,045
  Loans to Officers, Directors & Key
    Employees                             (1,439,363)             -0-
  Undistributed Income                            -0-             -0-
                                        _____________   _____________
Total Shareholders' Equity                 57,482,548      49,929,539
                                        _____________   _____________
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                  $145,892,736    $119,433,470
                                        =============   =============

                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements



   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
   FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                           THREE MONTHS            NINE MONTHS
                       6/30/02    6/31/01       6/30/02      6/31/01
                      ________   ________      _________    ________

INCOME:

Rental and
Occupancy
 Charges             $3,758,184   $2,827,432   $10,676,209   $7,544,470
Interest and
Dividend                249,550      401,749       809,712    1,382,430
  Income
Gain on Securities
  Available for
  Sale
  Transactions, net     533,700      281,015       906,699      439,069
                       ________     ________     _________     ________

     TOTAL INCOME     4,541,434    3,510,196    12,392,620    9,365,969
                       ________     ________     _________     ________

EXPENSES:
  Interest Expense    1,538,432    1,325,814     4,460,348    3,276,322
  Real Estate Taxes      65,319       41,895       226,890      190,950
  Operating Expense     269,982      206,379       753,239      587,632
  Office and
    General Expense     352,329      238,325       945,210      680,092
  Depreciation          752,708      585,942     2,168,882    1,535,788
                       ________     ________     _________     ________

    TOTAL EXPENSES    2,978,770    2,398,355     8,554,569    6,270,784
                       ________     ________     _________     ________

NET INCOME BEFORE
  LOSSES ON SALE OF
  ASSETS -
INVESTMENT PROPERTY   1,562,664    1,111,841     3,838,051    3,095,185

  Loss on Sale of
  Assets -
Investment Property    (175,375)        -0-       (175,375)        -0-
                       ________     ________     _________     ________

NET INCOME           $1,387,289    $1,111,841   $3,662,676   $3,095,185
                       =========    =========    =========    =========

NET INCOME - PER
  SHARE
  Basic and Diluted  $      .12    $      .11   $      .33   $      .33

                       =========    =========    =========    =========

WEIGHTED AVERAGE
 SHARES
OUTSTANDING
    Basic             11,509,601    9,721,477    10,954,611   9,319,484

                       =========    =========     =========   =========

    Diluted           11,543,563    9,725,484    10,973,705    9,319,659

                       =========    =========     =========    =========



                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements

<CAPTION


   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                             2002         2001
                                          __________   __________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                              $3,662,676   $3,095,185
  Noncash Items Included in Net Income:
    Depreciation                           2,168,882    1,535,788
    Amortization                             142,656       97,416
    Loss on Sale of Assets - Investment
      Property                               175,375          -0-
    Gain on Sales of Securities
      Available for Sale                    (906,699)    (439,069)
Changes In:
    Interest and Other Receivables          (129,485)     (20,276)
    Prepaid Expenses                          17,293       10,417
    Other Assets and Lease Costs             499,402      237,220
    Other Liabilities                       (133,111)     (26,993)
                                          __________   __________
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                              5,496,989    4,489,688
                                          __________   __________
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Land, Buildings,
     Improvements and Equipment          (31,461,709) (38,786,698)
   Proceeds from Sale of Assets -
     Investment Property                   2,019,277          -0-
   Purchase of Securities Available
     for Sale                             (2,551,843)    (644,803)
   Proceeds from Sale of Securities
     Available for Sale                    4,618,906    6,348,926
                                          __________   __________
NET CASH USED  BY INVESTING ACTIVITIES   (27,375,369) (33,082,575)
                                          __________   __________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                     13,680,530   14,453,367
  Principal Payments on Loans            (13,542,613) (13,004,548)
  Proceeds from Mortgages                 23,350,000   27,220,000
  Principal Payments on Mortgages         (4,448,549)  (2,043,502)
  Financing Costs on Debt                   (309,286)    (438,030)
  Proceeds from Exercise of Stock
    Options                                  178,125          -0-
  Proceeds from Issuance of Class A
    Common Stock                           6,186,509    4,705,767
  Dividends Paid                          (3,195,883)  (2,657,757)
 NET CASH  PROVIDED BY FINANCING           __________   __________
  ACTIVITIES                              21,898,833   28,235,297
                                          __________   __________
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           20,453    (357,590)
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                        147,579      514,090
                                          __________   __________
  END OF PERIOD                             $168,032     $156,500
                                          ==========   ==========

                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY NOTES
              TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 2001 have been omitted.

     Certain reclassifications have been made to the financial statements for the prior period to conform to the current period presentation.

NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 33,962 and 19,094 for the three and nine months ended June 30, 2002, respectively and 4,007 and 175 for the three and nine months ended June 30, 2001, respectively are included in the diluted weighted average shares outstanding.

NOTE 3 - COMPREHENSIVE INCOME

     Total   comprehensive  income,  including  unrealized  gains
(loss) on securities available for sale, for the three and nine months ended June 30, 2002 and 2001 is as follows:

                  June 30, 2002         June 30, 2001

Three Months       $1,260,076            $1,827,906
Nine Months        $4,384,258            $5,716,013

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

     On  May 1, 2002, the Company sold the warehouse facility  in
Virginia  Beach,  VA.   The  net  proceeds  from  this  sale  was
$2,019,277 resulting in a net loss of $175,375.

     On April 8, 2002, the Company purchased a 89,052 square feet warehouse facility located in Elgin, Illinois from Jones Elgin, LLC, and unrelated entity. This warehouse facility is 100% net leased to Reynolds Metals Company, which merged with Alcoa, Inc. The purchase price, including closing costs, was approximately $6,800,000. The Company used approximately $100,000 in cash, $1,700,000 of its Revolving Credit line with Fleet Bank and obtained a mortgage of $5,000,000. This mortgage is payable at a rate of 6.97% and matures on May 1, 2017.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On June 17, 2002, the Company paid $1,683,029 as a dividend of $.145 per share to shareholders of record May 15, 2002. Total dividends paid for the nine months ended June 30, 2002 amounted to $4,790,328.

     For  the  nine  months  ended June  30,  2002,  the  Company received  $7,780,954  from the Dividend  Reinvestment  and  Stock
Purchase  Plan   (DRIP).   There were  1,200,481  shares  issued,
resulting in 11,720,209 shares outstanding.

NOTE 6 - EMPLOYEE STOCK OPTIONS

      On April 25, 2002, the shareholders approved an increase to the number of shares of the Company's Class A Common Stock under the Company's 1997 Stock Option Plan (Plan). The maximum number of shares that may be issued under the Plan was increased to 1,500,000 shares.

	During the nine months ended June 30, 2002, the following stock options were granted:

                                Number              Expiration
  Date of       Number of         of      Option       Date
   Grant        Employees       Shares     Price

  10/04/01           1          65,000     $6.765    10/04/06
  6/21/02           15         300,000     $7.13      6/21/10

      During the nine months ended June 30, 2002, nine officers, directors and key employees exercised their stock options and purchased 255,000 shares for a total of $1,617,188. Of this amount, 225,000 shares, for a total of $1,439,363, were exercised through the issuance of notes receivable from officers. These notes receivable are at an interest rate of 5%, mature on April 30, 2012 and are collateralized by the underlying common shares.

     As of June 30, 2002, there were options outstanding to purchase 465,000 shares and 780,000 shares available for grant under the Plan.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the nine months ended June 30, 2002 and 2001 for interest was $4,460,348 and $3,276,322, respectively.

     During the nine months ended June 30, 2002 and 2001, the Company had dividend reinvestments of $1,594,445 and $1,412,254, respectively, which required no cash transfers.

      During the nine months ended June 30, 2002, seven officers, directors and key employees exercised their stock options for 225,000 shares through the issuance of $1,439,363 of notes receivable.

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

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided by operating activities of $5,496,989 for the current nine months as compared to $4,489,688 for the prior period. The Company raised $7,780,954 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP). Dividends paid for the nine months ended June 30, 2002 amounted to $4,790,328.

     During the nine months ended June 30, 2002, the Company purchased four warehouse facilities for a total purchase price, including closing costs, of approximately $31,000,000.

     Securities  available  for   sale  decreased   by   $438,782
primarily as a result of sales of $3,712,207 partially offset by an increase in the net unrealized gain of $721,582 and purchases of $2,551,843.

      Other assets decreased by $342,900 primarily as a result of deposits used for the purchase of four additional warehouse facilities.

      Mortgage notes payable increased by $18,901,451 during the nine months ended June 30, 2002. This increase was primarily due to additional mortgages of $23,350,000 on the new
acquisitions   partially  offset  by  principal   repayments   of
$4,448,549.

      Loans payable increased by $137,917 during the nine months ended June 30, 2002. This increase was the result of additional take-downs in the amount of $13,680,530 of the Company's revolving credit line and margin loan partially offset by repayments of $13,542,613.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Rental and occupancy charges increased for the three months ended June 30, 2002 to $3,758,184 as compared to $2,827,432 for the three months ended June 30, 2001. Rental and occupancy charges increased to $10,676,209 for the nine months ended June 30, 2002 as compared to $7,544,470 for the nine months ended June 30, 2001. This was a result of the new acquisitions made in fiscal 2001 and 2002.

     Interest and dividend income decreased by $152,199 for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Interest and dividend income decreased by $572,718 for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001. This was due primarily to the sales of securities available for sale during fiscal 2001 and 2002. Securities available for sale at June 30, 2001 amounted to $14,194,576.

     Gain on Securities Available for Sale transactions amounted to $533,700 and $281,015 for the three months ended June 30, 2002 and 2001, respectively. Gain on Securities Available for Sale transactions amounted to $906,699 and $439,069 for the nine months ended June 30, 2002 and 2001, respectively. The gain for the three and nine months ended June 30, 2001 is net of the writedown of $95,938 and $226,842, respectively, of securities available for sale which was considered other than temporarily impaired.

     Interest expense increased by $212,618 for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Interest expense increased by $1,184,026 for the nine months ended June 30, 2002 as compared to the nine months ending June 30, 2001. This was primarily the result of additional borrowings for the new acquisitions made in fiscal 2001 and 2002.

      Real estate taxes increased for the three and nine months ended June 30, 2002 as compared to the three and nine months ended June 30, 2001 due primarily to the new acquisitions made in fiscal 2001 and 2002.

     Operating expenses increased by $63,603 for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Operating expenses increased by $165,607 for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001. This was due primarily to the new acquisitions made in fiscal 2001 and 2002.

     Office and General expenses increased by $114,004 for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Office and General expenses increased by $265,118 for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001. This was primarily due to increased occupancy charges and personnel costs. The Company has been expanding its operations.

      Depreciation expense increased by $166,766 for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Depreciation expense increased by $633,094 for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001. This was due to the real estate acquisitions in fiscal 2001 and 2002.

       Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation amounted to $2,315,372 and $1,697,783 for the three months ended June 30, 2002 and 2001, respectively. FFO amounted to $6,006,933 and $4,630,973 for the nine months ended June 30, 2002 and 2001, respectively. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities amounted to $5,496,989 and $4,489,688 during the nine months ended June 30, 2002 and 2001, respectively.

     The Company owns thirty properties of which twenty-five carried mortgage loans totaling $79,326,205 at June 30, 2002. The Company has been raising capital through its DRIP and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

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

     ITEM 1:  LEGAL PROCEEDINGS - None

     ITEM 2:  CHANGES IN SECURITIES - None

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES - None

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Shareholders was held on April 25, 2002 to elect a Board of Directors for the ensuing year, to approve the selection of Independent Auditors, to approve an amendment to the Certificate of Incorporation, authorizing the Company to increase the number of Class A Common Stock shares, and to consider the Stock Option Committee's recommendation to increase the number of shares available for grant under the
          Company's 1997 Stock Option Plan. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

      ITEM 5:  OTHER INFORMATION - None

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS -

          99.1

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          99.2

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b)  REPORTS ON FORM 8-K -  None

                           SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date: August 2, 2002              By: /s/ Eugene W. Landy
                                          EUGENE W. LANDY
                                          President




Date: August 2, 2002               By: /s/ Anna T. Chew
                                           ANNA T. CHEW
                                           Controller