Form 10-K
period 2002-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2002-12-23
CIK 67625

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                               FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES     EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES     EXCHANGE ACT OF 1934
For the transition period _________________ to ________________

Commission File Number   0-4258

               MONMOUTH REAL ESTATE INVESTMENT CORPORATION
       (Exact name of registrant as specified in its charter)
  Delaware                                          22-1897375
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               Identification No.)
  3499 Route 9 North, Suite 3-C, Freehold, NJ   07728
Address of Principal Executive Offices )     (Zip Code)

Registrant's telephone number, including area code:  (732) 577-9997

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K X.

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $81,613,012(based on 11,759,800 shares of common stock at the closing price of $6.94 per share) as of December 19, 2002.

      There were 12,829,110 shares of common stock outstanding as of December 19, 2002.

       Documents Incorporated by Reference: Exhibits incorporated by reference are listed in Part IV, Item 14 (a) (3).

                                PART  I

ITEM 1 - BUSINESS

      Monmouth Real Estate Investment Corporation (the Company) is a corporation operating as a qualified real estate investment trust under Sections 856-858 of the Internal Revenue Code.

      Currently, the Company derives its income primarily from real estate rental operations. The Company has approximately 2,986,000 square feet of property, of which approximately 944,000 square feet, or 32%, is leased to Federal Express Corporation and subsidiaries and approximately 301,000 square feet, or 10%, is leased to Keebler
Company. During 2002, 2001 and 2000 rental and occupancy charges from properties leased to these companies approximated 52%, 55% and 52%, respectively, of total rental and occupancy charges.

      At September 30, 2002, the Company had investments in thirty properties. (See Item 2 for detailed description of the properties.) These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, and Maryland. All properties are managed by a management company. All properties are leased on a net basis except Monaca, Pennsylvania.

      The Company does not have an advisory contract. Its properties are managed by Cronheim Management Services. Effective August 1, 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income on certain properties for management fees. Cronheim Management Services provides sub-agents as regional managers for the Company's properties and compensates them out of this management fee. Cronheim Management Services received $245,597, $220,521 and $199,432, in 2002, 2001, 2000 , respectively, for the management of various properties.

        The  David  Cronheim  Company received  $20,194,  $26,708  and
$14,347   in  lease  brokerage commissions in 2002,  2001  and   2000,
respectively.

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

ITEM 1 - BUSINESS, (CONT'D.)


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

      In fiscal 2002, the Company purchased four net-leased industrial properties for a total cost of approximately $31,400,000. In fiscal 2003, the Company anticipates acquisitions of approximately $30,000,000. The funds for these acquisitions may come from the Company's available line of credit, other bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

     The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases. In management's opinion, newly built facilities leased to Federal Express Corporation
(FDX) or FDX subsidiaries meet this criteria. Subsequent to year-end, the Company has purchased one property which is leased to a FDX subsidiary. This has resulted in an additional concentration of properties leased to FDX and FDX subsidiaries. This is a risk factor that shareholders should consider. FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company's shareholders. Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only on closing.

Risk Factors

     Real Estate Industry Risks - The Company may be adversely affected by general economic conditions and local real estate conditions. When a lease expires, a tenant may elect not to renew it. The Company may not be able to re-lease the property on similar terms, or even at all.

     Governmental Regulations - Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities. These regulations may prevent the Company from taking advantage of economic opportunities. Legislation such as the Americans with Disabilities Act may require the Company to modify its properties. Future legislation may impose additional requirements. No prediction can be made as to what requirements may be enacted or what changes may be implemented to existing legislation.

      Environmental Liability Risks - Current and former real estate owners and operators may be required by law to investigate and clean up hazardous substances released at the properties they own or operate or have owned or operated. They may be liable to the government or to third parties for property damage, investigation costs and cleanup costs. Contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. There is no way of determining at this time the magnitude of any potential liability to which the Company may be subject arising out of unknown environmental conditions or violations with respect to the properties it owns. Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated

ITEM 1 - BUSINESS, (CONT'D.)


the  property  at  a  time  when hazardous or  toxic  substances  were disposed of, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability. The Company is not aware of any environmental liabilities relating to its properties which would have a material adverse effect on its business, assets, or results of operations. However, no assurance can be given that environmental liabilities will not arise in the future.

      Insurance Considerations - The Company generally maintains insurance policies related to its business, including casualty, general liability and other policies covering business operations, employees and assets. The Company may be required to bear all losses that are not adequately covered by insurance. Although management believes that the Company's insurance programs are adequate, no assurance can be given that the Company will not incur losses in excess of its insurance coverage, or that the Company will be able to obtain insurance in the future at acceptable levels and reasonable cost.

     Financing Risks - The Company finances a portion of its investments through debt. This debt creates risks, including a) rising interest rates on floating rate debt; b) failure to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms; c) refinancing terms less favorable than the terms of the existing debt; and d) failure to meet required payments of principal and/or interest.

     Amendment of Business Policies - The Board of Directors determines the growth, investment, financing, capitalization, borrowing, REIT status, operating and distribution policies. Although the Board of Directors has no present intention to amend or revise any of these policies, these policies may be amended or revised without notice to shareholders. Accordingly, shareholders may not have control over changes in Company policies.

     Qualification as a REIT - The Company intends to qualify as a REIT. If it fails to do so, it will not be allowed to deduct distributions to shareholders in computing taxable income and will be subject to Federal and state income taxes, including any applicable alternative minimum tax, at regular corporate rates. In addition, the Company may be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. Furthermore, the Company would no longer be required to make any distributions to shareholders as a condition to REIT qualification. Any distributions to shareholders that otherwise would have been subject to tax as a capital gain dividend would be taxable as ordinary income to the extent of the Company's current and accumulated earnings and profits. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Internal Revenue Code. To qualify as a REIT, the Company must comply with certain highly technical and complex requirements. Management cannot be certain that the Company has complied with these requirements since there are few judicial and administrative interpretations of these provisions. In addition, facts and circumstances that may be beyond the Company's control may affect the Company's ability to qualify as a REIT. No assurance can be given that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to qualification as a REIT or with respect to the

ITEM 1 - BUSINESS, (CONT'D.)


Federal income tax consequences of qualification. The Company intends to qualify as a REIT. However, no assurance can be given that the Company qualifies as a REIT or will remain qualified as a REIT. Notwithstanding the Company's status as a REIT, the Company is subject to various Federal, state and local taxes on income and property. The Company will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains. The Company may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for Federal income tax purposes.

ITEM 2 - DETAILED DESCRIPTION OF PROPERTIES

      The Company operates as a real estate investment trust. Its portfolio is primarily in real estate holdings, some of which have been long-term holdings carried on the financial statements of the Company at depreciated cost. It is believed that their current market values exceed both the original cost and the depreciated cost. The following is a brief description of the Company's real estate holdings at September 30, 2002. (See Item 14, Schedule III for additional information on Real Estate and Accumulated Depreciation and Item 14,
Note 6 of the Notes to the Financial Statements for a discussion of encumbrances on these equity holdings).

SOMERSET, NEW JERSEY

      The Company owns a two-thirds undivided interest in this Somerset, New Jersey shopping center. The remaining one-third interest is owned by D & E Realty, an unrelated entity. All assets, liabilities, income and expense are allocated to the owners based upon their respective ownership percentages. The total rentable space in this shopping center is approximately 42,800 square feet. In addition, 21,365 square feet of land was leased to Taco Bell, Inc. on which a freestanding restaurant was completed during 1993. This shopping center was 97% occupied at September 30, 2002. The main store lease expires on September 30, 2007. The Company's portion of the annual gross rental income on this facility was approximately $461,000.

RAMSEY, NEW JERSEY

      Ramsey Industrial Park, located on E. Crescent Avenue in Ramsey, New Jersey is a 42,719 square foot building 100% net-leased to Bogen Photo,Inc. The average annual rental income over the term of the lease is approximately $285,000. This lease expires September 30, 2006.

MONACA, PENNSYLVANIA

      The Moor Industrial Park is located in Monaca, Pennsylvania. It consists of approximately 292,000 feet of rentable space located on 23 acres. The leases are all short term at relatively low rents compared to the Company's other properties. The current annual gross rental income is approximately $460,000. At September 30, 2002, this property was 74% occupied. This property has 1,200 feet of undeveloped river frontage.

ITEM 2 - DETAILED DESCRIPTION OF PROPERTIES, (CONT'D.)


ORANGEBURG, NEW YORK

       This 50,400 square foot warehouse facility, located in Orangeburg, New York, is 100% net-leased to Keebler Company. The average annual rental income over the term of the lease, which expires on December 31, 2003, is approximately $323,000.


SOUTH BRUNSWICK, NEW JERSEY

      This 144,520 square foot warehouse facility, located in South Brunswick, New Jersey, is 100% net-leased to McMaster Carr Supply Co. This lease, including extensions, expires on December 31, 2004. The average annual rental income over the term of the lease is $723,000.

GREENSBORO, NORTH CAROLINA

       This  40,560  square  foot  distribution  center,   located  in
Greensboro, North Carolina is 100% net-leased to Keebler Company.  This
lease  has  been  extended to February 28, 2004.  The  average   annual
rental income over the term of the lease is approximately $233,000.

JACKSON, MISSISSIPPI

      This 26,340 square foot warehouse facility, located in Jackson, Mississippi, is 100% net-leased to Keebler Company. The average annual rental income over the term of the lease is approximately $169,000. This lease expires September 30, 2003.

FRANKLIN, MASSACHUSETTS

     This 84,376 square foot warehouse facility, located in Franklin, Massachusetts, is 100% net-leased to the Keebler Company. The average annual rental income over the term of the lease is approximately $516,000. This lease expires on January 31, 2004.

WICHITA, KANSAS

      This 44,136 square foot warehouse facility, located in Wichita, Kansas, is 100% net-leased to Keebler Company. The average annual rental income over the term of the lease is approximately $223,000. This lease expires May 30, 2005. Keebler Company has sub-leased this facility.

URBANDALE, IOWA

     This 36,150 square foot warehouse facility, located in Urbandale, Iowa, is 100% net-leased to the Glazers Distributors of Iowa, Inc. The average annual rental income over the term of the lease is approximately $127,000. This lease expires June 30, 2003.

ITEM 2 - DETAILED DESCRIPTION OF PROPERTIES, (CONT'D.)

RICHLAND, MISSISSIPPI

      This 36,000 square foot warehouse facility, located in Richland, Mississippi, is 100% net-leased to Federal Express Corporation for an average annual rental income of approximately $140,000 over the term of the lease. This lease expires on March 31, 2004.

O'FALLON MISSOURI

       This 102,135 square foot warehouse facility, located in O'Fallon, Missouri, is 100% net-leased to PPG Industries, Inc. This lease expires June 30, 2006. The average annual rental income over the term of the lease was approximately $398,000.

FAYETTEVILLE, NORTH CAROLINA

       This 148,000 square foot warehouse facility, located in Fayetteville, North Carolina, is 100% net-leased to the Belk Enterprises, Inc. The average annual rental income over the term of the lease is approximately $473,000. This lease expires June 4, 2006. Belk Enterprises, Inc. has vacated the premises but continues to honor the lease.

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

ITEM 2 - DETAILED DESCRIPTION OF PROPERTIES, (CONT'D.)


LIBERTY, MISSOURI

      This 98,200 square foot warehouse facility, located in Liberty, Missouri, is 100% net- leased to Johnson Controls, Inc. The average annual rental income over the term of the lease is approximately $705,000. This lease expires on December 18, 2007. Johnson Controls, Inc. has assigned this lease to Lear Corporation.

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

UNION TOWNSHIP, OHIO

      This 85,508 square foot warehouse facility, located in Union Township, Ohio, is 100% net-leased to RPS Ground, a subsidiary of Federal Express Corporation. The average annual rental income over the term of the lease is approximately $393,000. This lease expires August 1, 2009.

RICHMOND, VIRGINIA

     This 112,799 square foot warehouse facility, located in Richmond, Virginia is 100% net-leased to Federal Express Corporation. The average annual rental income over the term of the lease is approximately $689,000. This lease expires October 21, 2009.

ST. JOSEPH, MISSOURI

      This 388,671 square foot warehouse facility, located in St. Joseph, Missouri, was purchased in fiscal 2001 through the assumption of a leasehold interest. This warehouse facility is 100% net-leased to the Mead Corporation. The average annual rental income over the term of the lease is approximately $1,239,000. This lease expires November 30, 2015.

ITEM 2 - DETAILED DESCRIPTION OF PROPERTIES, (CONT'D.)


NEWINGTON, CONNECTICUT

     This 54,812 square foot warehouse facility, located in Newington, Connecticut is 100% net-leased to Keebler Company. The average annual rental income over the term of the lease is approximately $340,000. This lease expires February 28, 2011.

CUDAHY, WISCONSIN

      This 114,123 square foot warehouse facility, located in Cudahy, Wisconsin is 100% net-leased to Fed Ex Ground Package System, Inc., a subsidiary of Federal Express Corporation. The average annual rental income over the term of the lease is approximately $572,000. This lease expires March 31, 2011.

BELTSVILLE, MARYLAND

       This 109,705 square foot warehouse facility, located in Beltsville, Maryland is 100% net-leased to Fed Ex Ground Package System, Inc., a subsidiary of Federal Express Corporation. The average annual rental income over the term of the lease is approximately $892,000. This lease expires December 31, 2010.

GRANITE CITY, ILLINOIS

      This 184,800 square foot warehouse facility, located in Granite City, Illinois, was purchased in fiscal 2002. This warehouse facility is 100% net-leased to Anheuser-Busch, Inc. The average annual rental over the term of the lease is approximately $1,147,000. This lease expires May 31, 2011.

MONROE, NORTH CAROLINA

     This 160,800 square foot warehouse facility, located in Monroe, North Carolina was purchased in fiscal 2002. This warehouse facility is 100% net-leased to Hughes Supply, Inc. The average annual rental over the term of the lease is approximately $589,000. This lease expires October 31, 2011.

WINSTON-SALEM, NORTH CAROLINA

     This 106,507 square foot warehouse facility, located in Winston-Salem, North Carolina was purchased in fiscal 2002. This warehouse facility is 100% net-leased to Fed Ex Ground Package System, Inc., a subsidiary of Federal Express Corporation. The average annual rental over the term of the lease is approximately $637,000. This lease expires December 31, 2011.

ELGIN, ILLINOIS

     This 89,052 square foot warehouse facility, located in Elgin, Illinois was purchased in fiscal 2002. This warehouse facility is 100% net-leased to Reynolds Metals Company, which merged with Alcoa, Inc. The average annual rental over the term of the lease is approximately $614,000. This lease expires January 31, 2012.

ITEM 3 - LEGAL PROCEEDINGS

     None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 2002.

                              PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      The shares of Class A common stock of Monmouth Real Estate Investment Corporation are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ symbol MNRTA). The per share range of high and low market prices and distributions paid to shareholders during each quarter of the last two years were as follows:

              2002                              2001
          Market Price                      Market Price
          ____________                      ____________
 Fiscal                             Fiscal
  Qtr.     High   Low   Distrib.    Qtr.       High    Low   Distrib.

First      7.18   6.00    $.145    First       5.188  4.750    $.145
Second     7.00   6.41     .145    Second      5.875  4.813     .145
Third      8.01   6.68     .145    Third       6.130  5.500     .145
Fourth     7.29   6.55     .145    Fourth      6.460  5.850     .145
                          _____                                _____

                          $.58                                 $.58
                          =====                                =====

      The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     On September 30, 2002, the closing price was $6.99.

     As   of  September  30,  2002,  there  were  approximately  1,131 shareholders of record who held shares of Class A common stock of the Company.

      It is the Company's intention to continue distributing quarterly dividends. On September 25, 2002 the Company declared a dividend of
$.145 per share to be paid on December 16, 2002 to shareholders of record November 15, 2002.

ITEM 6 - SELECTED FINANCIAL DATA

      The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended September 30, 2002. This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

                                           September 30,
                   2002         2001         2000        1999         1998
                  _______      ______       _______     _______     ________


Total Income   $16,566,594  $12,908,204  $10,397,973  $ 8,751,219  $ 6,963,825
Total Expenses  11,913,073    8,785,150    6,897,207    6,214,993    4,493,595
Gains (Losses)
  on Sales of
  Assets-
  Investment
  Property        (175,376)         -0-       88,631    1,260,534       29,692

Net Income       4,478,145    4,123,054    3,589,397    3,796,760    2,499,922
Net Income
  Per Share-
  Basic and
   Diluted             .40          .43          .44          .57         .50


BALANCE SHEET DATA:

Total Assets  $149,011,493 $119,433,470  $86,003,905  $79,424,958  $55,582,845
Long-Term
  Obligations   73,518,365   56,748,555   33,780,968   33,182,307   24,436,941
Shareholders'   59,005,016   49,929,539   41,013,926   36,276,677   27,404,822
  Equity


OTHER INFORMATION:

Average Number
  Of Shares     11,177,294    9,504,806    8,078,877    6,627,344    4,997,775
  Outstanding
Funds from
  Operations*  $ 7,594,618  $ 6,289,381  $ 5,292,384  $ 4,220,279  $ 3,647,345
Cash Dividends
  Per Share            .58          .58          .58        .5675          .53


*Defined as net income, excluding gains (or losses) from sales of depreciable assets plus depreciation, plus adjustments for unconsolidated partnerships ($84,601 for 1999). Includes gain on sale of land of $88,631 in 2000. Funds from Operations does not replace net income determined in accordance with generally accepted accounting principles (GAAP) as a measure of performance or net cash flows as a measure of liquidity. Funds from Operations is not a GAAP measure of operating performance and should be considered as a supplemental measure of operating performance used by real estate investment trusts.

ITEM 6 - SELECTED FINANCIAL DATA, (CONT'D.)

              SUMMARY OF OPERATIONS BY PROPERTY
              FOR THE YEARS ENDED SEPTEMBER 30,

                                      2002        2001        2000
                                     _____       _____       _____
Net Rental Income (Loss):
Somerset, New Jersey               $166,747   $  70,716   $ 247,795
Ramsey, New Jersey                  222,078     114,702     157,488
Monaca, Pennsylvania                102,897     145,484     187,031
Orangeburg, New York                161,000     155,249     220,767
South Brunswick, New Jersey         505,744     448,308     412,634
Greensboro, North Carolina          220,285     207,361     192,358
Jackson, Mississippi                 88,510      78,996      72,937
Franklin, Massachusetts             330,752     307,996     278,733
Wichita, Kansas                      67,243      53,132      31,117
Urbandale, Iowa                      38,001      28,631      88,628
Richland, Mississippi                80,056      69,508      58,738
O'Fallon, Missouri                  177,225     130,480     101,646
Virginia Beach, Virginia*          (320,181)    (56,485)    110,359
Fayetteville, North Carolina        119,903     107,017      89,158
Schaumburg, Illinois                130,583     105,769      80,094
Burr Ridge, Illinois                 39,595      33,355      41,756
Romulus, Michigan                   118,385     104,130      93,874
Liberty, Missouri                   243,747     222,353     206,755
Omaha, Nebraska                     145,288     126,956     113,526
Charlottesville, Virginia           116,247     105,075      94,450
Jacksonville, Florida               140,924     132,789     114,921
Union Township, Ohio                 75,140      62,314      41,177
Richmond, Virginia                  320,576     198,862         -0-
St. Joseph, Missouri                190,325     155,660         -0-
Newington, Connecticut               66,321      26,670         -0-
Cudahy, Wisconsin                    88,637      35,275         -0-
Beltsville, Maryland                299,699     115,176         -0-
Granite City, Illinois              299,672         -0-         -0-
Monroe, North Carolina              185,450         -0-         -0-
Winston-Salem, North Carolina       123,007         -0-         -0-
Elgin, Illinois                      55,468         -0-         -0-
                                 __________   _________   _________
  Net Rental Income               4,599,324   3,485,479   3,035,942
Net Investment and Other
  Income                          1,583,425   1,613,977   1,253,695
                                 __________   _________   _________
  TOTAL                           6,182,749   5,099,456   4,289,637
General & Administrative
  Expenses                       (1,529,228)   (976,402)   (788,871)
                                 __________   _________   _________
  Income Before (Loss) Gain
    on Sale of Assets-
    Investment  Property          4,653,521   4,123,054   3,500,766
 (Loss) Gain on Sale of
   Assets-Investment Property      (175,376)        -0-      88,631
                                 __________   _________   _________
      NET INCOME                 $4,478,145  $4,123,054  $3,589,397
                                  =========   =========   =========

* Sold in May, 2002.

                               Page 13

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

       Monmouth  Real  Estate  Investment  Corporation  (the  Company)
operates as a real estate investment trust deriving its income primarily from real estate rental operations. At September 30, 2002, the Company's shareholders' equity increased to $59,005,016 as compared to $49,929,539 in 2001 principally due to proceeds from the dividend reinvestment and stock purchase plan.

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

      The Company's focus is on real estate investments. During the past ten years, the Company purchased twenty-eight net-leased warehouse facilities at an aggregate cost of approximately $140,000,000.

      The Company financed these purchases primarily through mortgages on its acquisitions. The Company also has a secured $6,256,000 line of credit of which approximately $1,680,000 was available at September 30, 2002. Interest is at Prime and is due monthly. This credit line expires on November 29, 2003. The Company also has a note payable to the seller for approximately $471,000 in connection with the purchase of the St. Joseph, Missouri property.

      The Company expects to make additional real estate investments from time to time. In 2003, the Company plans to acquire approximately $30,000,000 of net-leased industrial properties. The funds for these acquisitions may come from the Company's available line of credit, other bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

      The Company also invests in debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin. The margin loans at September 30, 2002 totaled approximately $5,728,000. During fiscal 2002, the Company's securities portfolio increased by approximately $2,276,000 due to purchases of approximately $5,707,000 and a change in the unrealized gain of approximately $303,000 offset by sales of approximately $3,734,000.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

     Funds generated are expected to be sufficient to meet debt service requirements and capital expenditures of the Company.

     Cash provided from operating activities amounted to $6,792,043 in 2002 as compared to $4,785,236 in 2001.

      At September 30, 2002, the Company had total liabilities of $90,006,477 and total assets of $149,011,493. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

      The Company has a Dividend Reinvestment and Stock Purchase Plan. During 2002, a total of $10,535,311 in additional capital was raised. The success of the Plan has resulted in a substantial improvement in the Company's liquidity and capital resources in 2002. It is anticipated, although no assurances can be given, that a comparable level of participation will continue in the Plan in fiscal 2003. Therefore, the Company anticipates that the Plan will result in further increased liquidity and capital resources in fiscal 2003.

     During   the  year  ended  September  30,  2002,  nine  officers,
directors and key employees exercised their stock options and purchased 255,000 shares for a total of $1,617,488. Of this amount, 225,000 shares, for a total of $1,439,363, were exercised through the issuance of notes receivable from officers. These notes receivable are at an interest rate of 5%, mature on April 30, 2012 and are collateralized by the underlying common shares. As of September 30, 2002, the balance of these notes receivable was $1,350,001.

Results of Operations

      The Company's activities primarily generate rental income. Net income for the fiscal year ended September 30, 2002 was $4,478,145 as compared to $4,123,054 in 2001 and $3,589,397 in 2000. Net rental income, defined as rental and occupancy charges reduced by direct operating expenses, management fees, interest and depreciation, for the fiscal year ended September 30, 2002 was $4,599,324 as compared to $3,485,479 in 2001 and $3,035,942 in 2000. The following is a discussion of the results of operations by location for 2002 as compared to 2001 and 2001 as compared to 2000:

     Somerset, New Jersey
     Net rental income decreased during 2002 as compared to 2001 primarily as a result of the main tenant going out of business. The space occupied by this tenant has been released under similar terms. Net rental income increased during 2001 as compared to 2000 due to a decrease in snow removal.

     Ramsey, New Jersey
     Net rental income increased during 2002 as compared to 2001 due to an extension of the lease at an increased rental rate. Net rental income decreased during 2001 as compared to 2000 due to an increase in repairs and maintenance.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

     Monaca, Pennsylvania
     Net rental income decreased during 2002 as compared to 2001 primarily as a result of an increase in insurance costs. Net rental income decreased during 2001 as compared to 2000 primarily as a result of an increase in insurance costs and bad debt expense.

     Orangeburg, New York
     Net rental income remained relatively stable in 2002 as compared to 2001. Net rental income decreased in 2001 as compared to 2000 due to a renegotiation of the lease.

     South Brunswick, New Jersey
     Net rental income increased in 2002 as compared to 2001 and 2001 as compared to 2000 due to a lease extension to December 31, 2003 with McMaster Carr Supply Co. The new average monthly rental is approximately $59,000. This lease has been further extended to December 31, 2004.

     Greensboro, North Carolina
     Net rental income remained relatively stable in 2002 as compared to 2001. Net rental income increased during 2001 as compared to 2000 due to an increase in the annual rent and to lower interest charges.

     Jackson, Mississippi
     Net  rental income remained relatively stable  during 2002,  2001 and 2000.

     Franklin, Massachusetts
     Net rental income increased during 2002 as compared to 2001 primarily due to a decrease in interest expense. Net rental income increased during 2001 as compared to 2000 primarily due to a decrease in management fees allocated to this property.

     Wichita, Kansas
     Net rental income increased during 2002 as compared to 2001 and 2001 as compared to 2000 due to an increase in the annual rent and to lower interest charges.

     Urbandale, Iowa
     Net rental income increased during 2002 as compared to 2001 primarily due to a decrease in interest expense. Net rental income decreased during 2001 as compared to 2000 primarily due to a decrease in rent from a new lease.

     Richland, Mississippi
     Net  rental income remained relatively stable during 2002,  2001 and 2000.

     O'Fallon, Missouri
     Net rental income increased in 2002 and 2001 as compared to 2000 primarily due to lower interest costs on related borrowings outstanding.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)


     Virginia Beach, Virginia
     Net rental loss increased during 2002 as compared to 2001 as compared to income during 2000 as a result of the expiration of the lease. This property was sold on May 1, 2002 for a loss of $175,376.

     Fayetteville, North Carolina
     Net rental income remained relatively stable in 2002 as compared to 2001. Net rental income increased during 2001 as compared to 2000 primarily due to a decrease in management fees allocated to this property.

     Schaumburg, Illinois
     Net rental income increased in 2002 as compared to 2001 due to a decrease in interest costs. Net rental income increased in 2001 as compared to 2000 due to a decrease in management fees allocated to this property.

     Burr Ridge, Illinois
     Net rental income remained relatively stable in 2002 as compared to 2001. Net rental income decreased in 2001 as compared to 2000 due primarily to a decrease in tenant reimbursements in 2001.

     Romulus, Michigan
     Net  rental  income remained relatively stable during 2002,  2001 and 2000.

     Liberty, Missouri
     Net  rental  income remained relatively stable during 2002,  2001 and 2000.

     Omaha, Nebraska
     Net  rental  income remained relatively stable during 2002,  2001 and 2000.

     Charlottesville, Virginia
     Net  rental  income remained relatively stable during 2002,  2001 and 2000.

     Jacksonville, Florida
     Net  rental  income remained relatively stable during 2002,  2001 and 2000.

     Union Township, Ohio
     Net rental income remained relatively stable in 2002 as compared to 2001. Net rental income increased during 2001 as compared to 2000 due to a full year's income and expenses.

     Richmond, Virginia
     Net  rental income increased during 2002 as compared to 2001  due
     to  a  full year's income and expenses.   This warehouse facility
     was acquired in November 2000.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

     St. Joseph, Missouri
     Net  rental income increased during 2002 as compared to 2001  due
     to  a  full year's income and expenses.   This warehouse facility
     was acquired in February 2001.

     Newington, Connecticut
     Net rental income increased during 2002 as compared to 2001 due to a full year's income and expenses. This warehouse facility was acquired in March 2001.

     Cudahy, Wisconsin
     Net rental income increased during 2002 as compared to 2001 due to a full year's income and expenses. This warehouse facility was acquired in April 2001.

     Beltsville, Maryland
     Net rental income increased during 2002 as compared to 2001 due to a full year's income and expenses. This warehouse facility was acquired in April 2001.

     Granite City, Illinois
     This warehouse facility was acquired in October 2001. It is net-leased to Anheuser-Busch, Inc. The average monthly rental income over the term of the lease is approximately $95,589.

     Monroe, North Carolina
     This warehouse facility was acquired in November 2001. It is net-leased to Hughes Supply, Inc. The average monthly rental income over the term of the lease is approximately $49,044.

     Winston-Salem, North Carolina
     This warehouse facility was acquired in January 2002. It is net-leased to Fed Ex Ground Package System, a subsidiary of Federal Express Corporation. The average monthly rental income over the term of the lease is approximately $53,077.

     Elgin, Illinois
     This warehouse facility was acquired in April 2002. It is net-leased to Reynolds Metals Company, which merged with Alcoa, Inc. The average monthly rental income over the term of the lease is approximately $51,198.


     The Company also generated net investment and other income from its investments in securities available for sale and Hollister '97, LLC. These securities have an average dividend yield of approximately 9%. Net investment and other income, which include interest and dividend income, gain on securities available for sales transactions, net,reduced by margin loan interest expense, decreased during 2002 as compared to 2001 due primarily to sales of securities available for sale resulting in a decrease in dividend income and increased during 2001 as compared to 2000 primarily due to the purchases of securities available for sale and to an increase in the gain on securities available for sales transactions, net. Gain on securities available for sales transactions, net amounted to $909,704, $632,492 and $110,960 for 2002, 2001 and 2000, respectively.

ITEM  7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS, (CONT'D.)


      General and administrative expenses increased during 2002 and 2001 as compared to 2000 primarily as a result of increased personnel costs due to additional employees. During 2002 the Company also experienced an increase in franchise taxes, professional fees and directors fees. The Company has been expanding its operations. Total assets increased from approximately $86 million as of September 30, 2000 to approximately $149 million as of September 30, 2002.

      Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation, increased from $5,292,384 for the year ended September 30, 2000 to $6,289,381 for the year ended September 30, 2001 to $7,594,618 for the year ended September 30, 2002. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

      During 2002, the Company sold the warehouse facility in Virginia Beach, VA for a net loss of $175,376. During 2000, the Company recognized a deferred gain of $88,631 from the Howell Township, NJ
(land)installment sale.

Controls and Procedures

      Within  90  days prior to the date of this report,  the  Company carried  out  an  evaluation, under the supervision of  the  Company's
Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, including the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM  7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS, (CONT'D.)


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

The following table sets forth information as of September 30, 2002, concerning the Company's debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value:


             For the Years Ending September 30,
             2003     2004     2005  Thereafter     Total     Fair Value

Long-Term
 Debt:
  Fixed
   rate      $-0-  $2,117,056  $-0-  $76,103,107 $78,220,163  $81,951,074
  Average
   interest
   rate              7.07%              7.46%       7.45%


      The Company also has approximately $5,000,000 in variable rate debt due on November 29, 2003. This debt is a line of credit. Additionally, the Company has $5,000,000 in variable rate debt due on demand. This debt is primarily margin loans secured by marketable securities. The interest rates on these loans range from 3.75% to 4.75% at September 30, 2002. The carrying value of the Company's variable rate debt approximates fair value at September 30, 2002.

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

      The  following  is  the Unaudited  Selected  Quarterly
Financial Data:


        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                     THREE MONTHS ENDED
FISCAL 2002     12/31/01    03/31/02    06/30/02     09/30/02

Total Income    $3,768,291  $4,082,895 $4,541,434  $4,173,974
Total Expenses   2,565,946   3,009,853  2,978,770   3,358,504
Net Income       1,202,345   1,073,042  1,387,289     815,469(1)
Net Income per
 Share                 .12         .10        .12         .06


FISCAL 2001     12/31/00     3/31/01    6/30/01       9/30/01

Total Income    $2,785,002  $3,070,771 $3,510,196   3,542,235
Total Expenses   1,647,242   2,225,187  2,398,355   2,514,366
Net Income       1,137,760     845,584  1,111,841   1,027,869
Net Income Per
 Share                 .13         .09        .11         .10


(1) Decrease due primarily to an increase in professional fees and insurance costs.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the Directors and Executive Officers of the Company as of September 30, 2002:


                Present Position with
                the Company;  Business
                Experience During Past                        Percent
  Name; Age       Five Years;  Other    Director    Shares      Of
                    Directorships         Since     Owned     Stock (1)
 __________    ______________________   ________    ______    ______

Ernest V.      Treasurer   (1968    to    1968     29,807(2)    0.25%
Bencivenga     present)  and  Director.
(84)           Financial     Consultant
               (1976     to   present);
               Treasurer  and  Director
               (1961  to  present)  and
               Secretary    (1967    to
               present)   of   Monmouth
               Capital     Corporation;
               Director    (1969     to
               present)             and
               Secretary/Treasurer
               (1984  to  present)   of
               United   Mobile   Homes,
               Inc.

Anna T. Chew   Controller   (1991    to   1993    42,855 (3)    0.35%
(44)           present)  and  Director.
               Certified         Public
               Accountant;   Controller
               (1991  to  present)  and
               Director    (1994     to
               present)   of   Monmouth
               Capital     Corporation;
               Vice President and Chief
               Financial Officer  (1995
               to     present)      and
               Director    (1994     to
               present)    of    United
               Mobile Homes, Inc.

Daniel D.      Director.   Attorney  at   1989     42,832(4)     0.35%
Cronheim       Law  (1982  to present);
(47)           Executive Vice President
               (1989  to  present)  and
               General Counsel (1983 to
               present)    of     David
               Cronheim Company.

Matthew I.     Director.   Attorney  at   2000     25,620(5)      .21%
Hirsch(43)     Law  (1985  to present);
               Adjunct Professor of Law
               (1993    to    present),
               Widener       University
               School of Law .


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, (CONT'D.)


                Present Position with
               the Company;  Business
               Experience During Past                          Percent
  Name; Age      Five Years;  Other       Director  Shares       Of
                    Directorships         Since     Owned      Stock (1)
  __________    _____________________     _______   ______     ______

Charles P.     Director.     Investor;    1974     52,602(6)     0.43%
Kaempffer      Director    (1970    to
(65)           present)   of  Monmouth
               Capital    Corporation;
               Director    (1969    to
               present)   of    United
               Mobile   Homes,   Inc.;
               Vice    Chairman    and
               Director    (1996    to
               present)  of  Community
               Bank of New Jersey.

Eugene W.      President   (1968    to    1968    766,808(7)     6.25%
Landy          present)  and Director.
(69)           Attorney    at     Law;
               President and  Director
               (1961  to  present)  of
               Monmouth        Capital
               Corporation;   Chairman
               of  the Board (1995  to
               present),     President
               (1969   to  1995)   and
               Director    (1969    to
               present)   of    United
               Mobile Homes, Inc.

Samuel A.      Director.  Attorney  at    1989    201,324(8)      1.66%
Landy          Law  (1985 to present);
(42)           President   (1995    to
               present),          Vice
               President   (1991    to
               1995)    and   Director
               (1992  to  present)  of
               United   Mobile  Homes,
               Inc.; Director (1994 to
               present)   of  Monmouth
               Capital Corporation.

Cynthia J.     Executive          Vice    2002      5,660(9)      0.05%
Morgenstern    President and Director.
(33)           Vice President (1996 to
               2001)    Summit   Bank,
               Commercial Real  Estate
               Division.

John R.        Director.        Senior    2001     22,139(10)     0.18%
Sampson        Portfolio  Manager   at
(48)           Fox  Asset  Management,
               Inc. (1998 to present);
               Principal   at   Pharos
               Management          and
               Principia Partners  LLC
               (1995      to     1998)
               specializing  in  fixed
               income  consulting  and
               research    for     the
               securities industry.

                           Page 23

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, (CONT'D.)


                Present Position with
               the Company;  Business
               Experience During Past                           Percent
  Name; Age      Five Years;  Other     Director    Shares       of
                    Directorships       Since       Owned        Stock (1)
 __________     _____________________   _______     ______       _____

Peter J.       Director.  Director  of    2001      6,000(11)     0.05%
Weidhorn       Real             Estate
(55)           Management/Acquisitions
               at   Kushner  Companies
               (2000    to   present);
               Director (1994 to 1997)
               of   Monmouth   Capital
               Corporation;  President
               (1981  to 1998) of  WNY
               Management       Corp.;
               Chairman of the  Board,
               President and  Director
               (1998  to 2000) of  WNY
               Group,   Inc.;  Trustee
               and former Chairman  of
               the      Board       of
               CentraState  Healthcare
               System;  Treasurer  and
               Trustee of the Union of
               American         Hebrew
               Congregations.
Directors and
Officers as a
Group                                           1,195,647(12)     9.74%


(1)  Based  on the number of Shares outstanding on September
     30, 2002 which was 12,132,748 shares.

(2) Excludes 15,000 Shares issuable upon exercise of a Stock Option, which Stock Option is not exercisable until June 21, 2003.

(3) Includes (a) 33,141 Shares owned jointly with Ms. Chew's husband; and (2) 9,714 Shares held in Ms. Chew's 401(k) Plan. Excludes 50,000 Shares issuable upon exercise of a Stock Option, which Stock Option is not exercisable until June 21, 2003.

(4) Excludes 15,000 Shares issuable upon exercise of a Stock Option, which Stock Option is not exercisable until June 21, 2003.

(5) Owned jointly with Mr. Hirsch's wife. Includes 5,000 Shares issuable upon exercise of a Stock Options. Excludes 15,000 Shares issuable upon exercise of a
     Stock Option, which Stock Option is  not   exercisable
     until June 21, 2003.

(6)  Includes  15,225 Shares owned by Mr. Kaempffer's  wife;
     (b) 1,080 Shares in joint name with Mrs. Kaempffer; and
     (c) 1,425 Shares held in the Charles P. Kaempffer Defined Benefit Pension Plan of which Mr. Kaempffer is Trustee with power to vote. Excludes 15,000 Shares issuable upon exercise of a Stock Option, which Stock Option is not exercisable until June 21, 2003.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,(CONT'D.)

(7) Includes 77,530 Shares owned by Mr. Landy's wife; (b) 161,764 Shares held in the Landy & Landy Employees' Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote; (c) 126,585 Shares held in the Landy & Landy Employees' Pension Plan of which Mr. Landy is a Trustee with power to vote; and (d) 60,000 Shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, of which Mr. Landy has power to vote. Includes 130,000 shares issuable upon exercise of Stock Options. Excludes 65,000 Shares issuable upon exercise of a Stock Option, which Stock Option is not exercisable until June 21, 2003.

(8)  Includes  4,180  Shares   owned  by   Mr. Landy's  wife;
     (b) 67,420 Shares held in custodial accounts for Mr. Landy's minor children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote; (c) 1,000 Shares held in the Samuel Landy Family Limited Partnership and; (d) 27,287 Shares held in Mr. Landy's 401(k) Plan. Excludes 15,000 Shares issuable upon exercise of a Stock Option, which Stock Option is not exercisable until June 21, 2003.

(9)  Includes 68 Shares  held   in  Ms. Morgenstern's  401(k)
     Plan. Excludes 50,000 Shares  issuable   upon   exercise
     of a Stock Option, which Stock Option is not exercisable until June 21, 2003.

(10) Includes 2,000 Shares held in custodial accounts for Mr. Sampson's minor children under the New Jersey Uniform Gifts to Minors Act in which he disclaims any beneficial interest but has power to vote. Includes 5,000 Shares issuable upon exercise of a Stock Option. Excludes 15,000 Shares issuable upon exercise of a Stock Option, which Stock Option is not exercisable until June 21, 2003.


(11) Includes 5,000  Shares issuable upon exercise of a Stock
     Option.  Excludes 15,000  Shares  issuable upon exercise
     of  a  Stock   Option,  which   Stock   Option  is   not
     exercisable until June 21, 2003.


(12) Excludes  686,394  Shares (5.66%) owned by United  Mobile
     Homes,    Inc.   Eugene   W.  Landy   owns   beneficially
     approximately 13% of the shares of United Mobile Homes, Inc.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

      The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 2002, 2001 and 2000 to the Chairman of the Board and President, and Executive Vice President. There were no other executive officers whose aggregate cash compensation exceeded $100,000:

                               Annual Compensation
Name and Principal
  Position              Year    Salary     Bonus      Other

Eugene W. Landy         2002   $150,000   $30,000    $75,300 (1)
 Chairman of the        2001    150,000    30,000    105,200 (1)
 Board and President    2000    130,000    80,000     72,000 (1)

Cynthia Morgenstern     2002   $121,250    $8,462     $6,438 (2)
 Executive Vice         2001     78,269       -0-        -0-
  President


(1)   Represents  Director's fees of $16,300, $8,700 and  $5,500  for
2002, 2001 and 2000, respectively, paid to  Mr.  Landy;   accrual for
pension and other benefits of $59,000, $49,000 and $34,000 for 2002, 2001 and 2000, respectively, in accordance with Mr. Landy's employment contract; and legal fees of $-0-, $47,500 and $32,500 for 2002, 2001 and 2000, respectively.

(2) Represents Director's fees and discretionary contributions by the Company to the Company's 401(k) Plan allocated to an account of the named executive officer.

Stock Option Plan

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended September 30, 2002:

                                                        Potential
                                                        Realized
                                                    Value at Assumed
                      Percent                            Annual
                      Granted    Price    Expira-   Rates for Option
            Options      to       Per       tion          Terms
Name        Granted  Employees   Share      Date       5%        10%

Eugene W.   65,000     17.8%     $6.765   10/04/06 $190,900   $457,200
Landy       65,000     17.8%      7.13    6/21/10   221,300    530,000

Cynthia
Morgenstern 50,000     13.7%      7.13    6/21/10   170,200    407,700

ITEM 11 - EXECUTIVE COMPENSATION, (CONT'D.)

      The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at September 30, 2002:

                                                            Value of
                                                           Unexercised
                                                            Options
                                Number of Unexercised      At Year End
             Shares    Value    Options at Year-End        Exercisable/
           Exercised  Realized  Exercisable/Unexercisable  Unexercisable
           _________  ________  _________________________  _____________


Eugene W.
Landy         150,000               65,000/130,000       $96,850/$14,625

Cynthia J.
Morgenstern     -0-       N/A         -0-/50,000          $-0-/-0-


Employment Agreements

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

     Effective January 15, 2002, the Company and Cynthia J. Morgenstern entered into a one year employment agreement under which Ms. Morgenstern receives an annual base salary of $125,000 plus bonuses and customary fringe benefits. In the event of disability, her salary shall continue for a period of two years.

Other Information

      The  Directors received a fee of $1,000 for each  Board  Meeting attended, and an additional fixed annual fee of $7,600 payable quarterly. Effective April 1, 2002, the meeting fee was increased to $1,500 and the fixed annual fee was increased to $10,000. Directors appointed to house committees receive $150 for each meeting attended. Those specific committees are Compensation Committee, Audit Committee and Stock Option Committee.

ITEM 11 - EXECUTIVE COMPENSATION, (CONT'D.)


     Except for specific agreements, the Company has no retirement plan in effect for Officers, Directors or employees and, at present, has no intention of instituting such a plan.

     Cronheim Management Services received the sum of $245,597 in 2002 for management fees. Effective August 1, 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income on certain properties for management fees. Cronheim Management Services provides sub-agents as regional managers for the Company's properties and compensates them out of this management fee. Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

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

                                              Compensation Committee:
                                                 Daniel D. Cronheim
                                                 Matthew I. Hirsch

ITEM 11 - EXECUTIVE COMPENSATION, (CONT'D.)

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


          Monmouth
            Real
           Estate
          Investment
 Year     Corporation   NAREIT    S&P 500
 ____     ___________   ______    _______

 1997        100         100         100
 1998        102          85         109
 1999         97          78         139
 2000        103          93         158
 2001        138         106         116
 2002        171         116          92

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


      On September 30, 2002, no person owned of record or was known by the Company to own beneficially five or more percent of the shares of the Company, except the following:

                 Name and Address       Shares Owned     Percent
Title of Class   Of Beneficial Owner    Beneficially     Of Class
______________   ___________________    ____________     ________

Common Stock     Eugene W. Landy
                 20 Tuxedo Road
                 Rumson, NJ  07760      636,808            5.25%

Common Stock     United Mobile Homes,
                 Inc.
                 3499 Route 9, Suite
                 3-C Freehold, NJ
                 07728                  686,394            5.66%

Common Stock     Oakland Financial
                 Corp.
                 34200 Mound Road
                 Sterling Heights, MI
                 48310                  706,042(1)         5.82%

(1) Based upon Amendment No. 1 to a Schedule 13D dated May 20, 2002 filed with the SEC by Oakland Financial Corporation ("Oakland"), which indicates that Oakland shares voting and dispositive power with respect to those Shares with Liberty Bell Agency, Inc.
     ("Liberty Bell") and Cherokee Insurance Company ("Cherokee"), both of which are wholly-owned subsidiaries of Oakland. That filing also indicates that Oakland owns 50,000 Shares, Liberty Bell owns 438,148 Shares and Cherokee owns 217,894 Shares.

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

                                PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

                                                           PAGE(S)

(a) (1)     The following Financial Statements are
            filed as part of this report:

    (i)     Independent Auditors' Report                     33

    (ii)    Balance Sheets as of September 30, 2002
            and 2001                                         34

    (iii)   Statements of Income for the years ended
            September 30, 2002, 2001 and 2000                35

    (iv)    Statements of Shareholders' Equity for the
            years ended September 30, 2002, 2001 and
            2000                                             36

    (v)     Statements of Cash Flows for the years
            Ended September 30, 2002, 2001 and 2000          37

    (vi)    Notes to the Financial Statements              38-55

(a) (2) The following Financial Statement Schedule is filed as part of this report:

    (i)     Schedule III - Real Estate and Accumulated
            Depreciation     as of September 30, 2002      56-58

     All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes hereto.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K


(a)  (3)  Exhibits

     (3)  Articles of Incorporation and By-Laws

     (i) Reference is hereby made to the Certificate of Incorporation of Monmouth Real Estate Investment Corporation filed with the Securities and Exchange Commission on April 13, 1999 on Form S-4 (Registration No. 33-34103).
    (ii) Certificate of Amendment to the Certificate of Incorporation dated May 9, 1995.
   (iii) Certificate of Amendment to the Certificate of Incorporation dated July 22, 1999.
    (iv) Certificate of Amendment to the Certificate of Incorporation dated April 26, 2002.
     (v)  By-laws of Monmouth Real Estate Investment Corporation.

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

     (23) Consent of KPMG LLP

     (28) Additional Exhibits

          Reference is hereby made to the Agreement and Plan of Merger dated April 23, 1990 by and between Monmouth Real Estate Investment Trust and Monmouth Real Estate Investment Corporation filed with the Securities and Exchange Commission on April 3, 1990 on Form S-4 (Registration No. 33-34103).

  (99.1)  Cetification pursuant to 18 U.S.C. Section 1350  as    adopted
          pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  (99.2)  Cetification pursuant to 18 U.S.C. Section 1350  as    adopted
          pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  (99.3)  Cetification pursuant to 18 U.S.C. Section 1350  as    adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (99.4)  Cetification pursuant to 18 U.S.C. Section 1350  as    adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K - None

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation as of September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG LLP


Short Hills, New Jersey
December 18, 2002

      MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                       BALANCE SHEETS
                     AS OF SEPTEMBER 30,

ASSETS                                       2002          2001

Real Estate Investments:
  Land                                  $  21,011,214 $  18,295,814
  Buildings, Improvements and
Equipment,
    net of Accumulated Depreciation of
    $13,869,844 and $11,268,700,
    respectively                          108,096,042    84,426,270
                                         ____________  ____________
  Total Real Estate Investments           129,107,256   102,722,084

Cash and Cash Equivalents                     693,572       147,579
Securities Available for Sale at
  Fair Value                               15,223,942    12,948,359
Interest and Other Receivables                909,234       847,130
Prepaid Expenses                               37,674        53,257
Lease Costs - Net of Accumulated
  Amortization                                125,809       109,448
Investments in Hollister '97, LLC             900,399       900,399
Other Assets                                2,013,607     1,705,214
                                         ____________  ____________
TOTAL ASSETS                            $ 149,011,493 $ 119,433,470
                                          ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgage Notes Payable                  $  78,220,163 $  60,424,754
Loans Payable                              10,775,467     8,204,961
Other Liabilities                           1,010,847       874,216
                                         ____________  ____________
  Total Liabilities                        90,006,477    69,503,931
                                         ____________  ____________
Shareholders' Equity:
Common Stock - Class A -
  $.01 Par Value, 16,000,000 Shares
   Authorized; 12,132,748 and
   10,264,728 Shares Issued and
   Outstanding in 2002 and 2001,
   respectively                               121,327       102,647
Common Stock - Class B -
  $.01 Par Value, 100,000 Shares
   Authorized; No Shares Issued or
   Outstanding                                    -0-           -0-
Additional Paid-in Capital                 58,388,761    48,284,847
Accumulated Other Comprehensive Income      1,844,929     1,542,045
Loans to Officers, Directors and
  Key Employees                           (1,350,001)           -0-
Undistributed Income                              -0-           -0-
                                         ____________  ____________
   Total Shareholders' Equity              59,005,016    49,929,539
                                         ____________  ____________
TOTAL LIABILITIES & SHAREHOLDERS'
  EQUITY                                $ 149,011,493 $ 119,433,470
                                          ===========   ===========


     See Accompanying Notes to the Financial Statements

        MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                    STATEMENTS OF INCOME
              FOR THE YEARS ENDED SEPTEMBER 30,

                                       2002         2001          2000
INCOME:

  Rental and Occupancy
   Charges                      $14,519,670  $10,524,575  $  8,559,004
  Interest and Dividend
   Income                         1,137,220    1,751,137     1,728,009
  Gain on Securities
   Available for Sales
   Transactions, Net                909,704      632,492       110,960
                                 __________   __________    __________
TOTAL INCOME                     16,566,594   12,908,204    10,397,973
                                 __________   __________    __________
EXPENSES:

  Interest Expense                6,059,415    4,590,757     3,334,861
  Management Fees                   245,597      220,521       199,432
  Real Estate Taxes                 365,641      239,828       463,770
  Professional Fees                 350,808      523,818       486,568
  Operating Expenses                771,436      590,052       401,593
  Office and General Expense      1,013,979      370,797       255,896
  Director Fees                     165,100       83,050        52,100
  Depreciation                    2,941,097    2,166,327     1,702,987
                                 __________   __________    __________
TOTAL EXPENSES                   11,913,073    8,785,150     6,897,207
                                 __________   __________    __________
  Income Before Gains             4,653,521    4,123,054     3,500,766
  Loss) Gain on Sale
   of Assets - Investment
   Property                       (175,376)          -0-        88,631
                                 __________   __________    __________
     NET INCOME                 $ 4,478,145  $ 4,123,054   $ 3,589,397
                                 ==========   ==========    ==========
WEIGHTED AVERAGE SHARES
  OUTSTANDING:
   Basic                         11,177,294    9,504,806     8,078,877
                                 ==========   ==========    ==========
   Diluted                       11,196,388    9,506,644     8,078,877
                                 ==========   ==========    ==========
PER SHARE INFORMATION:

  Income Before Gains                $  .42     $    .43      $    .43
  Loss (Gain) on Sale
    of Assets - Investment
    Property                          (.02)          -0-           .01
                                 __________   __________    __________
     NET INCOME - BASIC
      AND DILUTED                    $  .40     $    .43      $    .44
                                 ==========   ==========    ==========

                  See Accompanying Notes to the Financial Statements
                                    Page 35

      MONMOUTH REAL ESTATE INVESTMENT CORPORATION
             STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30,



                                                                Accumulated
                                        Loans to                  Other
                                        Officers,                 Compre-
                          Additional    Directors   Undistrib-    hensive   Compre-
                   Common  Paid-In      And Key       uted        Income    hensive
                    Stock  Capital      Employees    Income       (Loss)    Income

Balance
 September
  30, 1999       $ 75,096    $36,924,039 $    -0-    $      -0-   $(722,458)

Shares Issued
 in connection
 with the Dividend
 Reinvestment and
 Stock Purchase
 Plan (1,198,311
 shares)           11,984      5,722,605       -0-          -0-        -0-
Distributions         -0-     (1,116,471)      -0-   (3,589,397)       -0-
Net Income            -0-            -0-       -0-    3,589,397        -0- $3,589,397
Unrealized Net
  Holding Losses on
  Securities
  Available for
  Sale Net of
  Reclassification
  Adjustment          -0-             -0-      -0-          -0-    119,131    119,131
                  _______        ________   ________   ________   ________   ________
Balance September
  30, 2000         87,080      41,530,173      -0-          -0-   (603,327)$3,708,528
                                                                            =========
Shares Issued in
  Connection with
  the Dividend
  Reinvestment and
  Stock Purchase
  Plan (1,556,768
  shares)          15,567       8,164,278       -0-         -0-        -0-
Distributions         -0-      (1,409,604)      -0-  (4,123,054)       -0-
Net Income            -0-             -0-       -0-  $4,123,054        -0- $4,123,054
Unrealized Net
  Holding Gains
  on Securities
  Available for
  Sale                -0-             -0-       -0-         -0-  2,145,372  2,145,372
                 ________        ________   ________   ________   ________   ________
Balance September
  30, 2001        102,647      48,284,847       -0-         -0-  1,542,045 $6,268,426
                                                                            =========
Shares Issued in
  Connection with
  the Dividend
  Reinvestment and
  Stock Purchase
  Plan (1,613,020
  shares)           16,130     10,519,181       -0-         -0-        -0-
Shares Issued
  through the
  Exercise
  of  Stock Options
  (255,000 shares)    2,550     1,614,938  (1,439,363)      -0-        -0-
Distributions           -0-    (2,030,205)      -0-  (4,478,145)       -0-
Payments on Loans
  to Officers,
  Directors and Key
  Employees             -0-          -0-       89,362       -0-        -0-
Net Income              -0-          -0-        -0-   4,478,145        -0- $4,478,145
Unrealized Net
  Holding Gains on
  Securities
  Available for
  Sale Net of
  Reclassification
  Adjustment            -0-           -0-       -0-         -0-    302,884    302,884
                     ________    ________    ________  ________   ________   ________
Balance September
  30, 2002           $121,327 $58,388,761 $(1,350,001)$     -0- $1,844,929 $4,781,029
                      =======  =========   =========   ========  =========  =========

                       See Accompanying Notes to the Financial Statements
                                       Page 36

               MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                        STATEMENTS OF CASH FLOWS
                     FOR THE YEAR ENDED SEPTEMBER 30,


                                   2002          2001          2000
                                   ____          ____          ____
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net Income                     $4,478,145   $ 4,123,054   $ 3,589,397
  Noncash Items Included
   in Net Income:
    Depreciation                  2,941,097     2,166,327     1,702,987
    Amortization                    187,323       141,479       143,155
    Loss(Gains) on Sales
     of Assets-Investment
     Property                       175,376           -0-       (88,631)
    Gains on Sales of
     Securities                    (909,704)     (632,492)     (110,960)
  Changes in:
    Interest & Other
      Receivables                   (62,104)     (130,386)     (158,396)
    Prepaid Expenses                 15,583         1,551         9,193
    Other Assets and Lease
      Costs                        (170,304)     (895,772)     (490,884)
    Other Liabilities
                                    136,631        11,475       (12,112)
                                 __________    __________    __________
 NET CASH PROVIDED FROM
    OPERATING ACTIVITIES          6,792,043     4,785,236     4,583,749
                                 __________    __________    __________
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Additions to Land,
    Buildings And
    Improvements                (31,520,915)  (38,994,718)   (4,124,411)
  Proceeds from Sale
    of Assets-Investment
    Property                      2,019,270           -0-           -0-
  Distribution from Hollister
    '97 LLC                             -0-        25,000           -0-
  Collections on Installment
    Sales                               -0-           -0-       125,135
  Purchase of Securities
    Available for Sale           (5,706,901)     (828,963)   (5,690,807)
  Proceeds from Sale of
    Securities Available
    For Sale                      4,643,905     7,497,270     1,406,805
                                 __________    __________    __________
NET CASH USED IN INVESTING
  ACTIVITIES                    (30,564,641)  (32,301,411)   (8,283,278)
                                 __________    __________    __________
CASH FLOW FROM FINANCING
  ACTIVITIES
 Proceeds from Mortgages         23,350,000    27,220,000     3,000,000
 Proceeds from Loans             16,070,530    17,243,367     6,508,288
 Principal Payments on
  Mortgages                      (5,554,591)   (2,899,989)   (2,133,016)
 Principal Payments of Loans    (13,500,024)  (17,060,901)   (5,432,831)
 Financing Costs on Debt           (341,772)           -0-           -0-
 Proceeds from Issuance of
   Class A Common Stock           8,271,484     6,308,324     4,127,898
 Proceeds from Exercise of
   Options                          178,125           -0-           -0-
 Dividends Paid                  (4,244,523)   (3,661,137)   (3,099,177)
 Payments on Loans to
   Officers, Directors
   and Key Employees                 89,362           -0-           -0-
                                 __________    __________    __________
NET CASH PROVIDED FROM
  FINANCING ACTIVITIES           24,318,591    27,149,664     2,971,162
                                 __________    __________    __________
Net Increase (Decrease)in
  Cash and Cash Equivalents         545,993      (366,511)     (728,367)
Cash and Cash Equivalents
  at Beginning of Year              147,579       514,090     1,242,457
                                 __________    __________    __________
CASH AND CASH EQUIVALENTS       $   693,572     $ 147,579   $   514,090
  AT END OF YEAR
                                 ==========    ==========    ==========


                      See Accompanying Notes to the Financial Statements
                                         Page 37

              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO THE FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of the Business

       Monmouth Real Estate Investment Corporation (the Company) operates as a real estate investment trust deriving its income primarily from real estate rental operations. As of September 30, 2002 and 2001, rental properties consist of thirty and twenty-seven commercial holdings, respectively, These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin and Maryland.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D.)

      Securities Available for Sale

      The  Company  classifies its securities among three  categories:
Held-to-maturity, trading and available-for-sale.

      The Company's securities at September 30, 2002 and 2001 are all classified as available-for-sale and are carried at fair value. Gains or losses on the sale of securities are calculated based on the specific identification method and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized.

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

      Gains and Deferred Gains on Installment Sales

      Gains on the sale of real estate investments are recognized by the full accrual method when the criteria for the method are met. Generally, the criteria are met when the profit on a given sale is determinable, and the seller is not obliged to perform significant activities after the sale to earn the profit. Alternatively, when the foregoing criteria are not met, the Company recognizes gains by the installment method. During fiscal 2000, the Company fully realized $88,631 relating to the deferred gain from the 1986 sale of property located in Howell Township, NJ.

     Net Income Per Share

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (11,177,294, 9,504,806 and 8,078,877 in 2002, 2001 and 2000,
respectively). Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (11,196,388, 9,506,644 and 8,078,877 in 2002, 2001 and 2000,
respectively). Options in the amount of 19,094, 1,838 and -0- are included in the diluted weighted average shares outstanding for 2002, 2001 and 2000, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D.)

      Stock Option Plan

      The  Company's  stock  option plan is accounted  for  under  the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense would be recorded on the date of grant only if the current market price on the underlying stock exceeds the exercise price. Included in Note 7 to these Financial Statements are the pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which assumes the fair value based method of accounting had been adopted.

      Income Tax

      The Company has elected to be taxed as a Real Estate Investment Trust (REIT) under Sections 856-858 of the Internal Revenue Code. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.

      Comprehensive Income

      Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items that are otherwise recorded directly in equity, such as unrealized gains or losses on securities available for sale.

     Reclassifications

     Certain amounts in the financial statements   for the prior years
have been reclassified to conform to the   statement  presentation for
the current year.

NOTE 2 - REAL ESTATE INVESTMENTS

     The  following  is  a  summary  of  the  cost    and  accumulated
depreciation  of  the  Company's  land,  buildings,   improvements and
equipment at September 30, 2002 and 2001:

                                             Buildings,
                                           Improvements,   Accumulated
September 30, 2002                Land     And Equipment   Depreciation
__________________                ____     _____________   ____________

NEW JERSEY:
     Ramsey         Industrial
                    Building    $  52,639    $ 1,358,148    $  701,621
     Somerset(1)    Shopping
                    Center         55,182      1,148,906       889,384
     South          Industrial
     Brunswick      Building    1,128,000      4,190,598     1,290,001

PENNSYLVANIA:
     Monaca         Industrial
                    Park         330,773       2,100,605     1,269,546

NOTE 2 - REAL ESTATE INVESTMENTS, (CONT'D.)



                                             Buildings,
                                           Improvements,   Accumulated
September 30, 2002 (Cont'd)        Land    And Equipment   Depreciation
____________    ______________  ________   _____________   ____________

NEW YORK:
     Orangeburg     Industrial
                    Building    $ 694,720   $  2,977,372   $   933,503
NORTH CAROLINA:
     Fayetteville   Industrial
                    Building      172,000      4,467,885       630,060
     Greensboro     Industrial
                    Building      327,100      1,853,700       556,873
     Monroe         Industrial
                    Building      500,000      4,981,022        63,857
     Winston-Salem  Industrial
                    Building      980,000      5,610,000        71,920
MISSISSIPPI:
     Jackson        Industrial
                    Building      218,000      1,234,586       363,312
     Richland       Industrial
                    Building      211,000      1,195,000       260,447
MASSACHUSETTS:
     Franklin       Industrial
                    Building      566,000      4,148,000       904,017
KANSAS:
     Wichita        Industrial
                    Building      268,000      1,518,000       330,850
IOWA:
     Urbandale      Industrial
                    Building      310,000      1,760,736       383,138
MISSOURI:
      Liberty       Industrial
                    Building      723,000      6,510,546       751,144
     O'Fallon       Industrial
                    Building      264,000      3,309,000       634,846
     St. Joseph     Industrial
                    Building      800,000     11,753,964       452,054
VIRGINIA:
     Charlottesville
                    Industrial
                    Building    1,170,000      2,845,000       255,318
     Richmond       Industrial
                    Building    1,160,000      6,413,305       247,255
ILLINOIS:
     Burr Ridge     Industrial
                    Building      270,000      1,236,599       142,632
     Schaumburg     Industrial
                    Building    1,039,800      3,694,321       520,977
     Granite City   Industrial
                    Building      340,000     12,054,175       154,535
     Elgin          Industrial
                    Building    1,280,000      5,529,488        70,888
MICHIGAN:
     Romulus        Industrial
                    Building      531,000      3,665,961       423,934
FLORIDA:
     Jacksonville   Industrial
                    Building    1,165,000      4,668,080       418,909
NEBRASKA:
     Omaha          Industrial
                    Building    1,170,000      4,425,500       397,147
OHIO:
     Union Township
                    Industrial
                    Building      695,000      3,342,000       214,288
CONNECTICUT:
      Newington     Industrial
                    Building      410,000      2,961,000       113,884
WISCONSIN:
     Cudahy         Industrial
                    Building      980,000      5,053,615       194,328
MARYLAND:
     Beltsville     Industrial
                    Building    3,200,000      5,958,773       229,175
                                _________      _________     _________
 Total at
   September 30, 2002         $21,011,214   $121,965,885   $13,869,843
                               ==========     ==========    ==========


(1) This represents the Company's 2/3 undivided interest in the property.

NOTE 2 - REAL ESTATE INVESTMENTS, (CONT'D.)


                                            Buildings,
                                           Improvements,  Accumulated
September 30, 2001                 Land    And Equipment  Depreciation
______________________________  ________   _____________  ____________

NEW JERSEY:
     Ramsey         Industrial
                    Building    $   52,639   $1,354,151   $    658,565
     Somerset(1)    Shopping
                    Center          55,182    1,118,418        845,780
     South          Industrial
     Brunswick      Building     1,128,000    4,145,361      1,147,672
PENNSYLVANIA:
     Monaca         Industrial
                    Park           330,773    1,946,451      1,172,888
NEW YORK:
     Orangeburg     Industrial
                    Building       694,720    2,977,372        838,967
NORTH CAROLINA:
     Fayetteville   Industrial
                    Building       172,000    4,467,885        515,508
     Greensboro     Industrial
                    Building       327,100    1,853,700        497,990
MISSISSIPPI:
     Jackson        Industrial
                    Building       218,000    1,234,586        323,592
     Richland       Industrial
                    Building       211,000    1,195,000        229,799
MASSACHUSETTS:
     Franklin       Industrial
                    Building       566,000    4,148,000        797,661
KANSAS:
     Wichita        Industrial
                    Building       268,000    1,518,000        291,929
IOWA:
     Urbandale      Industrial
                    Building       310,000    1,758,000        338,063
MISSOURI:
     Liberty        Industrial
                    Building       723,000    6,510,546        584,212
     O'Fallon       Industrial
                    Building       264,000    3,302,000        550,183
     St. Joseph     Industrial
                    Building       800,000   11,753,964        150,686
VIRGINIA:
     Charlottesville
                    Industrial
                    Building     1,170,000    2,845,000        182,370
     Richmond       Industrial
                    Building     1,160,000    6,413,305         82,819
     Virginia Beach Industrial
                    Building       384,600    2,150,000        303,193
ILLINOIS:
     Burr Ridge    Industrial
                   Building        270,000    1,236,599        110,928
     Schaumburg    Industrial
                   Building      1,039,800    3,694,321        426,249
MICHIGAN:
     Romulus       Industrial
                   Building        531,000    3,665,961        329,038
FLORIDA:
     Jacksonville  Industrial
                   Building      1,165,000    4,668,080        299,221
NEBRASKA:
     Omaha         Industrial
                   Building      1,170,000    4,425,500        283,675
OHIO:
     Union Township
                   Industrial
                   Building        695,000    3,342,000        128,608
CONNECTICUT
     Newington     Industrial
                   Building        410,000    2,961,000         37,960
WISCONSIN
     Cudahy        Industrial
                   Building        980,000    5,050,997         64,754
MARYLAND
  Beltsville       Industrial
                   Building      3,200,000    5,958,773         76,390
                                 _________    _________      _________
Total at
  September 30, 2001          $ 18,295,814 $ 95,694,970    $11,268,700
                                ==========   ==========     ==========


(1) This represents the Company's 2/3 undivided interest in the property.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

Fiscal 2002

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

     On May 1, 2002, the Company sold the warehouse facility in Virginia Beach, VA. The net proceeds from this sale was $2,019,270 resulting in a net loss of $175,376.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS, (CONT'D.)

Fiscal 2001

     On November 14, 2000, the Company purchased a 112,799 square foot warehouse facility in Richmond, Virginia from Regional Development Co., Inc., an unrelated entity. This warehouse facility is 100% net leased to Federal Express Corporation. The purchase price, including closing costs, was approximately $7,600,000. The Company used approximately $100,000 in cash, used approximately $1,800,000 of its Revolving Credit Line with Fleet Bank (formerly Summit Bank) and obtained a mortgage of approximately $5,700,000. This mortgage is payable at a variable interest rate of 1.80% over LIBOR and matures December 1, 2015. This mortgage was converted to a fixed rate of 6.12% during 2002.

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

      On  March  5, 2001, the Company purchased a 54,812  square  foot
warehouse  facility  in  Newington,  Connecticut  from  Butler.   This
warehouse  facility  is  100%  net-leased  to  Keebler  Company.   The
purchase price, including closing costs, was approximately $3,400,000. The Company used approximately $100,000 in cash, borrowed approximately $800,000 against its security portfolio with Prudential Securities and obtained a mortgage of approximately $2,500,000. This mortgage is payable at the rate of 8.1% and matures May 1, 2016.

      On April 23, 2001, the Company purchased a 114,123 square foot warehouse facility in Cudahy, Wisconsin from Jones Development Company, L.L.C., an unrelated entity. This warehouse facility is 100% net leased to Fed Ex Ground Package System, Inc., a subsidiary of Federal Express Corporation. The purchase price, including closing costs was approximately $6,100,000. The Company used approximately $100,000 in cash, borrowed approximately $1,700,000 against its security portfolio with Prudential Securities and obtained a mortgage of approximately $4,300,000 at a rate of 8.15% which matures May 1, 2016.

      On April 24, 2001, the Company purchased a 109,705 square foot warehouse facility in Beltsville, Maryland from Scannell Properties #19, L.L.C., an unrelated entity. This warehouse facility is 100% net leased to Fed Ex Ground package System, Inc., a subsidiary of Federal Express Corporation. The purchase price, including closing costs, was approximately, $9,200,000. The Company used approximately $400,000 in cash, borrowed approximately $2,800,000 against its security portfolio with Prudential Securities and obtained a mortgage of approximately $6,000,000 at an interest rate of 7.53% which matures on May 1, 2016.

NOTE 4 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

      The Company has approximately 2,986,000 square feet of property, of which approximately 944,000 square feet or 32% is leased to Federal Express Corporation and subsidiaries and approximately 301,000 square feet, or 10%, is leased to Keebler Company. Rental and occupancy charges from Federal Express Corporation and subsidiaries totaled approximately $5,662,000, $4,113,000 and $2,891,000 years ended
September 30, 2002, 2001 and 2000, respectively. Rental and occupancy charges from Keebler Company totaled approximately $1,853,000, $1,702,000 and $1,578,000 for the years ended September
30,  2002,  2001 and 2000.  During 2002, 2001 and 2000, rental  income and occupancy charges from properties leased to these companies approximated 52%, 55%, 52% of total rental and occupancy charges, respectively.

NOTE 5 - SECURITIES AVAILABLE FOR SALE

      During the year ended September 30, 2001, the Company realized a loss of $226,842 due to a writedown to fair value of securities available for sale which was considered other than temporarily impaired. This loss is included in the gain on securities available for sales transaction, net.

      Dividend income for the years ended September 30, 2002, 2001 and 2000 amounted to $915,904, $1,534,255 and $1,484,646, respectively.
Interest income for the years ended September 30, 2002, 2001 and 2000 amounted to $221,316, $216,882 and $243,363, respectively.


NOTE 5 - SECURITIES AVAILABLE FOR SALE (CONT'D)

The following is a summary of Securities Available for Sale at September 30, 2002 and 2001:

                                                         2002
                                          Shares/
                                         $ Amount        Cost         Market
Debt Securities:
   Sizeler Property Investors
     Convertible Subordinated SBJ
     to SPL RDMPT RO JJ 8.000
     07/15/2003 DTD 5/13/93
     Callable 07/15/99 at 100.00          1,914,000 $   1,884,333 $   1,949,889
                                                       __________    __________
      Total Debt Securities                             1,884,333     1,949,889
                                                       __________    __________
Equity Securities:
Preferred Stock:
   Alexandria Real Estate 9.50% Sr A          1,000        19,870        26,470
   Apartment Inv. 8.75% Class D Cum           1,000        18,120        24,260
   Apartment Inv. ser H                       1,000        20,582        25,030
   Apartment Inv. CI R 10%                    3,000        80,250        78,450
   Archstone Smith 8.75%                      2,000        51,491        53,800
   Associated Estates Realty Corp
       DEP SHS REPSTG 1/10 SH
       9.75% CL A CUM Redeem                  1,000        18,063        24,900
   CBL&Assoc 8.75%PRB                         4,000       202,100       210,600
   Colonial Propertys 8.75%                   2,500        63,475        62,575
   Commercial NetLease SR A                   1,000        26,248        26,000
   Cresent R/E 6.75% Sr A Conv                  -0-           -0-           -0-
   Crown American 11% Ser                    10,000       458,810       555,000
   Developers Div. 9.44%                        -0-           -0-           -0-
   Developers Div. Dep Shs CL F               2,000        49,762        50,600
   Developers Div CL C 8.375%                 4,200       105,290       105,000
   Developers Div Cl  D 9.68%                 1,100        28,204        27,621
   Equity Inns 9.50%SrA cum                  11,400       210,007       269,724
   Equity Office Trust 8.625% SR C cum        1,600        33,117        41,664
   Equity Office Trust 8.98%                    -0-           -0-           -0-
   Equity Res. Ppts 9.125%                    3,000        63,923        80,790
   Felcor Lodging 1.95% PFD                   1,000        15,350        21,200
   Felcor Lodging 9% B                       18,000       410,096       439,200
   First In Rlty 8.75% Sr B cum                 -0-           -0-           -0-
   Glenborough R/E 7.75% Sr A Conv            3,000        52,311        66,300
   G&L Realty 10.25% Sr A Cum                   -0-           -0-           -0-
   Gleimcher Realty 9.25% B                   9,000       204,116       224,460
   HRPT 0.875% PFD SR A                       5,500       145,660       143,000
   HRPT 8.75% SR B                           12,000       299,880       298,440
   Healthcare Dep Shrs 8.60%                  2,000        50,164        50,000
   Healthcare Pro.8.70% SR B                  4,000        72,667       102,400
   Healthcare Pro.Ser A 7.875%               10,500       189,749       265,860
   Healthcare  8.875%                         2,000        51,400        49,900
   Highwoods Pro 8% Sr D                      1,000        17,245        23,550
   Hospitality Ppts 9.50%                     7,000       129,983       182,700
   Host Marriott 10% CL C                     1,000        25,600        25,170
   Inkeepers USA 8.625%                       4,000        98,924        93,000
   Instar 8% Sr D                            11,500       166,641       271,400
   Instar 9.20 Sr C                           2,500        44,288        62,675
   Instar 9.375 B                               -0-           -0-           -0-
   JDN Realty 9 3/8                          28,100       609,208       706,434
   Kimco Realty 8.375%                        9,100       218,224       231,140
   Kimco Realty 7.75% A                         -0-           -0-           -0-



                                    Page 46A


                                                         2001
                                           Shares/
                                         $ Amount        Cost         Market
Debt Securities:
   Sizeler Property Investors
     Convertible Subordinated SBJ
     to SPL RDMPT RO JJ 8.000
     07/15/2003 DTD 5/13/93
     Callable 07/15/99 at 100.00            794,000 $     739,395 $     778,119
                                                       __________    __________
      Total Debt Securities                               739,395       778,119
                                                       __________    __________
Equity Securities:
Preferred Stock:
   Alexandria Real Estate 9.50% Sr A          1,000        19,870        26,200
   Apartment Inv. 8.75% Class D Cum           1,000        18,120        23,700
   Apartment Inv. ser H                       1,000        20,582        24,350
   Apartment Inv. CI R 10%                      -0-           -0-           -0-
   Archstone Smith 8.75%                        -0-           -0-           -0-
   Associated Estates Realty Corp
       DEP SHS REPSTG 1/10 SH
       9.75% CL A CUM Redeem                 24,200       440,535       605,000
   CBL&Assoc 8.75%PRB                           -0-           -0-           -0-
   Colonial Propertys 8.75%                     -0-           -0-           -0-
   Commercial NetLease SR A                     -0-           -0-           -0-
   Cresent R/E 6.75% Sr A Conv                2,000        28,783        37,720
   Crown American 11% Ser                    23,000     1,054,915     1,163,800
   Developers Div. 9.44%                      3,000        59,822        75,000
   Developers Div. Dep Shs CL F                 -0-           -0-           -0-
   Developers Div CL C 8.375%                   -0-           -0-           -0-
   Developers Div Cl  D 9.68%                   -0-           -0-           -0-
   Equity Inns 9.50%SrA cum                  10,400       176,543       200,096
   Equity Office Trust 8.625% SR C cum        1,600        33,117        40,320
   Equity Office Trust 8.98%                  1,000        21,995        25,450
   Equity Res. Ppts 9.125%                    3,000        63,923        78,420
   Felcor Lodging 1.95% PFD                   1,000        15,350        18,360
   Felcor Lodging 9% B                        5,500        97,694       115,225
   First In Rlty 8.75% Sr B cum               6,000       117,714       147,600
   Glenborough R/E 7.75% Sr A Conv            2,000        29,803        38,480
   G&L Realty 10.25% Sr A Cum                 1,000        16,620        18,900
   Gleimcher Realty 9.25% B                   3,000        52,360        67,200
   HRPT 0.875% PFD SR A                         -0-           -0-           -0-
   HRPT 8.75% SR B                              -0-           -0-           -0-
   Healthcare Dep Shrs 8.60%                    -0-           -0-           -0-
   Healthcare Pro.8.70% SR B                  4,000        72,667       100,400
   Healthcare Pro.Ser A 7.875%               13,700       247,157       328,800
   Healthcare  8.875%                           -0-           -0-           -0-
   Highwoods Pro 8% Sr D                      1,000        17,245        22,010
   Hospitality Ppts 9.50%                     7,000       129,983       168,560
   Host Marriott 10% CL C                       -0-           -0-           -0-
   Inkeepers USA 8.625%                         -0-           -0-           -0-
   Instar 8% Sr D                            11,500       166,641       243,800
   Instar 9.20 Sr C                           2,500        44,288        62,750
   Instar 9.375 B                             7,000       124,921       175,000
   JDN Realty 9 3/8                          22,100       463,513       491,725
   Kimco Realty 8.375%                        2,000        38,240        49,300
   Kimco Realty 7.75% A                       1,000        18,620        24,180



                                    Page 46B


NOTE 5 - SECURITIES AVAILABLE FOR SALE (CONT'D)

                                                         2002
                                          Shares/
                                         $ Amount        Cost         Market

   Kramont Sr D 9.50%                        34,500 $     743,817 $     871,125
   Lasalle Hotel 10.25% SR A                  6,000       153,000       151,200
   Mid Amer 8.875%                            4,000        92,670       100,000
   Mid Amer Sr A 9.50%                        6,000       119,584       152,400
   New Plan Excel 8 5/8%                     18,000       443,077       450,900
   New Plan Execl 8.50% A                       -0-           -0-           -0-
   Parkway Properties 8.75% Sr A              8,000       205,600       203,600
   Post Properties 7.625%                     1,000        23,440        23,010
   Prime Group 9% B                             -0-           -0-           -0-
   Prime Retail Inc SRA 10.50%                1,000        15,433         5,200
   Prime Retail Inc SRB 8.50%                 8,000        26,720        21,600
   Reckson Assoc 7.625%                       1,000        18,707        23,700
   Sizeler PFD B 9.75%                        1,000        25,000        26,100
   Sovran Self Stor 9.85 Sr B                 2,000        39,115        52,800
   SNH Capital 10.125%                        1,000        26,460        25,790
   Thornburg Mtg. 9.68% Sr A                  2,000        40,740        53,800
   United Dominion Realty Trust 9.25%
       SRA Cum. Redeemable                      -0-           -0-           -0-
   Vornado 8.5% PFD                           6,000       119,393       151,800
   Winston Hotels Sr A 9,25%                  4,000        92,842        89,000
                                                       __________    __________
      Total Preferred Stock                             6,436,414     7,321,338
Common Stock:                                          __________    __________
   Assoc. Estates Realty                        -0-           -0-           -0-
   Banyan Strategic Realty Trust                -0-           -0-           -0-
   BNP Residential                           18,000       192,595       176,400
   Centertrust Retail Prop                   28,500       135,120       165,300
   Crown American Realty Trust               41,000       324,564       376,790
   Eastgroup Properties                         -0-           -0-           -0-
   Five Star Quality Care Inc                   540         4,050           621
   Getty Realty Corp -New                     5,000        94,076        95,400
   HPRT Properties                           64,000       470,835       528,000
   Health Care Properties                       -0-           -0-           -0-
   Humphrey Hospility                         5,000        16,028        10,750
   IRT Properties                            26,500       256,864       311,375
   JDN Realty                                   545           -0-         6,584
   Lasalle Hotel Prop                         1,000        12,394        12,000
   Mid Atlantic Realty Trust                 11,000       117,259       176,990
   Monmouth Capital Corporation              32,280       113,653       122,665
   New Plan Realty                           45,731       776,616       843,280
   Pan Pacific Retail Props                     -0-           -0-           -0-
   Penn R/E Trust                            17,000       330,960       437,920
   RFS Hotel Investors                        1,000        10,769        10,070
   Senior Housing                             6,000        73,891        67,320
   Sizeler Property Inv.                    105,500       894,676     1,061,330
   Trizec Ppts Inc                           10,000       132,775       113,500
   United Mobile Homes                      100,200     1,050,221     1,327,644
   Urstadt biddle Properties -A                 -0-           -0-           -0-
   Urstadt biddle Properties                  9,500        50,920       108,775
                                                       __________    __________
      Total Common Stock                                5,058,266     5,952,714
                                                       __________    __________
      Total Equity Securities                          11,494,680    13,274,052
                                                       __________    __________
Total Securities Available for Sale                 $  13,379,013 $  15,223,941
                                                       ==========    ==========




                                    Page 47A


                                                         2001
                                           Shares/
                                         $ Amount        Cost         Market

   Kramont Sr D 9.50%                        19,500 $     360,338 $     442,650
   Lasalle Hotel 10.25% SR A                    -0-           -0-           -0-
   Mid Amer 8.875%                            1,000        16,620        23,820
   Mid Amer Sr A 9.50%                        7,000       139,515       174,020
   New Plan Excel 8 5/8%                      2,000        39,959        49,400
   New Plan Execl 8.50% A                     3,000        64,355        77,850
   Parkway Properties 8.75% Sr A                -0-           -0-           -0-
   Post Properties 7.625%                       -0-           -0-           -0-
   Prime Group 9% B                           1,000        12,622        17,450
   Prime Retail Inc SRA 10.50%                1,000        15,433         6,100
   Prime Retail Inc SRB 8.50%                 8,000        26,720        18,000
   Reckson Assoc 7.625%                       1,000        18,707        23,000
   Sizeler PFD B 9.75%                          -0-           -0-           -0-
   Sovran Self Stor 9.85 Sr B                 2,000        39,115        50,900
   SNH Capital 10.125%                          -0-           -0-           -0-
   Thornburg Mtg. 9.68% Sr A                  2,000        40,740        51,100
   United Dominion Realty Trust 9.25%
       SRA Cum. Redeemable                      -0-           -0-           -0-
   Vornado 8.5% PFD                           7,000       139,291       175,560
   Winston Hotels Sr A 9,25%                    -0-           -0-           -0-
                                                       __________    __________
      Total Preferred Stock                             4,504,436     5,482,196
Common Stock:                                          __________    __________
   Assoc. Estates Realty                     35,000       396,088       336,000
   Banyan Strategic Realty Trust                -0-           -0-           -0-
   BNP Residential                           31,000       331,825       310,000
   Centertrust Retail Prop                   18,500        72,520        71,410
   Crown American Realty Trust               87,300       235,564       220,100
   Eastgroup Properties                       7,000       132,023       153,300
   Five Star Quality Care Inc                   -0-           -0-           -0-
   Getty Realty Corp -New                       -0-           -0-           -0-
   HPRT Properties                           54,000       381,879       439,560
   Health Care Properties                     7,800       177,550       299,910
   Humphrey Hospility                         1,000         7,064         2,510
   IRT Properties                            26,500       256,864       286,200
   JDN Realty                                   -0-           -0-           -0-
   Lasalle Hotel Prop                         2,000        24,952        18,480
   Mid Atlantic Realty Trust                 21,000       228,381       294,000
   Monmouth Capital Corporation                 -0-           -0-           -0-
   New Plan Realty                           32,000       516,103       547,200
   Pan Pacific Retail Props                  12,710       239,335       334,909
   Penn R/E Trust                            20,000       389,340       425,000
   RFS Hotel Investors                       21,000       261,199       217,350
   Senior Housing                               -0-           -0-           -0-
   Sizeler Property Inv.                    105,500       894,676       931,565
   Trizec Ppts Inc                              -0-           -0-           -0-
   United Mobile Homes                      142,200     1,418,778     1,578,420
   Urstadt biddle Properties -A               5,500        45,722        51,700
   Urstadt biddle Properties                 19,500       152,620       170,430
                                                       __________    __________
      Total Common Stock                                6,162,483     6,688,044
                                                       __________    __________
      Total Equity Securities                          10,666,919    12,170,240
                                                       __________    __________
Total Securities Available for Sale                 $  11,406,314 $  12,948,359
                                                       ==========    ==========


                                    Page 47B

NOTE 6 - MORTGAGE NOTES AND LOANS PAYABLE

     The following is a summary of the mortgage notes payable at September 30, 2002 and 2001:


                     Fixed    Fiscal       Balance        Balance
     Property        Rate    Maturity      9/30/02        9/30/01

Orangeburg, NY           7%      2004  $   677,351     $  969,114
Jackson, MS            8.5%      2008      433,634        488,743
Franklin, MA             7%      2004      771,137      1,103,298
Wichita, KS          10.25%      2016    1,104,099      1,139,043
Urbandale, IA            7%      2004      353,642        512,790
Richland, MS           7.5%      2004      314,919        414,303
O'Fallon, MO           8.5%      2008    1,310,326      1,508,079
Virginia Beach, VA     8.5%      2021          -0-      1,381,495
Fayetteville, NC       7.8%      2006    2,923,508      3,036,730
Schaumburg, IL        8.48%      2012    2,734,241      2,907,418
Burr Ridge, IL           8%      2014      937,527        984,701
Romulus, MI           7.56%      2013    2,295,913      2,429,434
Liberty, MO          7.065%      2013    3,900,105      4,144,992
Omaha, NE             7.15%      2014    3,443,297      3,635,919
Charlottesville, VA   6.90%      2014    2,368,604      2,495,162
Jacksonville, FL      6.92%      2017    3,621,281      3,790,172
Union Township, OH    8.25%      2015    2,708,147      2,828,528
Richmond, VA          6.12%      2016    5,193,920      5,461,711
St. Joseph, MO        8.12%      2016    8,338,783      8,669,233
Newington, CT          8.1%      2016    2,335,074      2,426,827
Cudahy, WI            8.15%      2016    4,032,368      4,188,569
Beltsville, MD        7.53%      2016    5,676,839      5,908,493
Granite City, IL      7.11%      2017    9,163,601            -0-
Monroe, NC            7.11%      2017    3,920,014            -0-
Winston Salem, NC     7.10%      2012    4,725,650            -0-
Elgin, IL             6.97%      2017    4,936,183            -0-
                                        __________     __________
Total Mortgage
  Notes Payable                        $78,220,163    $60,424,754
                                        ==========     ==========


NOTE 6 - MORTGAGE NOTES AND LOANS PAYABLE, (CONT'D.)


     Principal on the foregoing debt is scheduled to be paid as follows:

 Year Ending September 30,     2003       $  4,701,798
                               2004          5,191,911
                               2005          4,466,733
                               2006          7,118,714
                               2007          4,949,916
                            Thereafter      51,791,091
                                           ___________

                                           $78,220,163

                                           ===========

Line of Credit

      The Company had an $8,000,000 line of credit with Fleet Bank at an interest rate of prime. This line of credit was reduced to $6,256,000 due primarily to the sale of the warehouse facility in Monsey, New York during 1999 and is now secured by a mortgage on the South Brunswick Industrial Building. This line of credit expires on November 29, 2003. As of September 30, 2002, approximately $4,576,000 is outstanding and approximately $1,680,000 is available.

Margin Loans

      During fiscal 2002, the Company purchased securities on margin. The margin loans are at 3.75% and 4.25% and are due on demand. At September 30, 2002 and 2001, the margin loans amounted to approximately $5,728,000 and $4,389,000, respectively and are collateralized by the Company's securities portfolio. The Company must maintain a coverage ratio of approximately 50%.

Other

     In connection with the purchase of the St. Joseph, Missouri property, the Company issued a $500,000 note to Butler at an interest rate of 8.12% due February 29, 2016. The balance of this note at September 30, 2002 was approximately $471,000.

NOTE 7 -  STOCK OPTION PLAN

      On April 24, 1997, the shareholders approved and ratified the Company's 1997 Stock Option Plan (the Plan) authorizing the grant to officers, directors and key employees options to purchase up to 750,000 shares of common stock. On April 25, 2002, the shareholders approved an increase to the number of shares of common stock under the Plan to 1,500,000 shares. Options may be granted any time up to December 31, 2006. No option shall be available for exercise beyond ten years. All options are exercisable after one year from the date of grant. The option price shall not be below the fair market value at date of grant. Canceled or expired options are added back to the "pool" of shares available under the Plan.

NOTE 7 - STOCK OPTION PLAN, (CONT'D.)

      The Company elected to follow APB Opinion No. 25 in accounting for its stock option plan, and accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:
                                      2002         2001        2000
                                      ____         ____        ____

 Net        As Reported           $4,478,145   $4,123,054   $3,589,397
 Income     Pro Forma              4,457,305    4,109,069    3,578,672



 Net        As Reported
 Income       - Basic
              and Diluted               $.40         $.43         $.44

 Per Share  Pro Forma
              - Basic
              and Diluted                .40          .43          .44

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000; dividend yield of 8% in 2002 and 9% in 2001 and 2000; expected volatility of 13% in 2002 and 25% in 2001 and 2000%; risk-free interest rate of 3.4% in 2002, 4.75% in 2001 and 6% in 2000, and expected lives of five years.

     During   the  year  ended  September  30,  2002,  nine  officers,
directors and key employees exercised their stock options and purchased 255,000 shares for a total of $1,617,488. Of this amount, 225,000 shares, for a total of $1,439,363, were exercised through the issuance of notes receivable from officers. These notes receivable are at an interest rate of 5%, mature on April 30, 2012 and are collateralized by the underlying common shares. As of September 30, 2002, the balance of these notes receivable was $1,350,001.

      A summary of the status of the Company's stock option plan as of September 30, 2002, 2001 and 2000 is as follows:


<CAPTIION>

                        2002                 2001               2000

                          Weighted             Weighted           Weighted
                          Average               Average            Average
                          Exercise             Exercise           Exercise
                Shares     Price      Shares     Price   Shares     Price
                ______    ________    ______   ________  ______   ________
Outstanding
 at beginning
 of year       385,000   $6.19      385,000    $6.20     320,000   $6.34
Granted        365,000    7.06       15,000     5.65      65,000    5.50
Exercised     (255,000)   6.34          -0-      -0-         -0-     -0-
Expired        (30,000)   5.94     (15,000)     5.94         -0-     -0-
              _________            ________                 _____
Outstanding
 at end of
 year          465,000    6.80      385,000      6.19     385,000    6.20
               =======              =======               =======
Exercisable
 at end of
 year          100,000              370,000               320,000
               =======              =======               =======
Weighted-
 average
 fair Value
 of options
 granted
 during the
 year                      .12                  .54                .33


NOTE 7 - STOCK OPTION PLAN, (CONT'D.)

     The following is a summary of stock options outstanding as of September 30, 2002:


  Date of     Number of    Number of       Option      Expiration
   Grant       Grants        Shares        Price          Date
   _____        _____        _____         _____         _____

  4/30/98         2          20,000         7.25        4/30/03

  4/12/00         1          65,000         5.50        4/12/05

  3/6/01          1          5,000          5.25         3/6/06

  6/20/01         2          10,000         5.85        6/20/06

  10/4/01         1          65,000         6.765       10/4/06

  6/21/02        15         300,000         7.13        6/21/10
                            _______
                            465,000
                            =======

        As of September 30, 2002, there were 780,000 shares available for grant under this plan.

NOTE 8 - INCOME FROM LEASES

     The Company derives income primarily from operating leases on its commercial properties. In general, these leases are written for periods up to ten years with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rents due under noncancellable leases at September 30, 2002 are scheduled as follows:
2003 - $14,403,000;   2004 - $13,052,000;   2005 - $11,946,000;   2006
- $11,461,000;   2007 - $10,333,000; thereafter - $33,110,000.


NOTE 9 - RELATED PARTY TRANSACTIONS

     Eugene W. Landy received $16,300, $8,700 and $5,500 for the years ended September 30, 2002, 2001 and 2000 as Director. The firm of Eugene W. Landy received $-0-, $47,500, and $32,500 during the years ended 2002, 2001 and 2000, respectively, as legal fees. An accrual of $59,000, $49,000 and $34,000 was made during the years ended September 30, 2002, 2001 and 2000, respectively, for pension and other benefits in accordance with Mr. Landy's employment agreement. Additionally, the Board of Directors has granted to Mr. Landy loans totaling $1,312,501 at interest rates ranging from 5% to 7% and maturity dates ranging from 2003 to 2012. In fiscal 2001, Mr. Landy was also paid a bonus of $30,000.

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

NOTE 9 - RELATED PARTY TRANSACTIONS, (CONT'D.)


     Effective January 15, 2002, the Company and Cynthia J. Morgenstern entered into a one year employment agreement under which Ms. Morgenstern receives an annual base salary of $125,000 plus bonuses and customary fringe benefits. In the event of disability, her salary shall continue for a period of two years.

     Cronheim Management Services received the sum of $245,597, $220,521 and $199,432 for management fees during the years ended 2002, 2001 and 2000, respectively. Effective August 1, 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income on certain properties for management fees. The David Cronheim Company received $20,194, $26,708 and $14,347 in lease brokerage commissions in 2002, 2001 and 2000, respectively. Daniel Cronheim received $16,300, $8,700 and $5,650 for Director and Committee fees in 2002, 2001 and 2000, respectively.

NOTE 10 -  TAXES

     Income Tax

     The Company has elected to be taxed as a Real Estate Investment Trust under the applicable provisions of the Internal Revenue Code and the comparable New Jersey Statutes. Under such provisions, the Company will not be taxed on that portion of its taxable income distributed currently to shareholders, provided that at least 90% of its taxable income is distributed. As the Company has and intends to continue to distribute all of its income currently, no provision has been made for income taxes.

     Federal Excise Tax

     The Company does not have an excise tax liability for the calendar years 2002, 2001 and 2000, since it intends to or has distributed all of its annual income.


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

NOTE 11 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN, (CONT'D.)

     Amounts received, including dividend reinvestment of $2,263,827 and $1,871,521 in 2002 and 2001, respectively, and shares issued in connection with the Plan for the years ended September 30, 2002 and 2001 were as follows:

                          2002               2001
                          ____               ____

Amounts Received       $10,535,311        $8,179,845
Shares Issued            1,613,020         1,556,768



NOTE 12 - DISTRIBUTIONS

     The following cash distributions were paid to shareholders during the years ended September 30, 2002 and 2001:

                           2002                        2001
                           ____                         ____

Quarter Ended     Amount      Per Share          Amount      Per Share
_____________     ______      _________          ______      _________

December 31     $1,519,885      $.145          $1,290,979      $.145
March 31         1,587,414       .145           1,364,374       .145
June 30          1,683,029       .145           1,413,499       .145
September 30     1,718,022       .145           1,463,806       .145
                __________    __________        __________    _______

                $6,508,350       $.58          $5,532,658      $ .58
                ==========     =========       ==========   ==========

     On September 25, 2002,   the    Company   declared  a  dividend
of $ .145 per share to be paid on December 16, 2002 to shareholders of record November 15, 2002.

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

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS, (CONT'D.)


     The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values. The fair value of variable rate mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. At September 30, 2002, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $81,951,074 and $78,220,163, respectively. At September 30, 2001, the fair value and carrying value of fixed rate mortgage notes payable amounted to $56,313,559 and $54,963,043, respectively.

NOTE 14 - CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

      Cash  paid during the years ended September 30, 2002,  2001  and
2000,   for  interest  is  $6,030,744,   $4,590,757  and   $3,334,861,
respectively.

       During  2002,  2001  and  2000,  the  Company  had  $2,263,827,
$1,871,521 and $1,606,691, respectively, of dividends which were reinvested that required no cash transfers.

      The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income
(Loss):

                                  2002         2001       2000
  Unrealized holding gains
    arising during the year   $1,212,588    $2,777,864  $ 230,091

  Less:  reclassifcation
    adjustment for gains
    realized in income          (909,704)     (632,492)  (110,960)
                                ________     ________     ________

Net unrealized gains            $302,884    $2,145,372   $119,131
                               =========       =========  =========

NOTE 15 - SUBSEQUENT EVENTS

     On November 6, 2002, the Company purchased a 288,211 square foot manufacturing and warehouse facility in Tolleson, Arizona from Centex Industrial Buckeye I, LLC, an unrelated entity. This warehouse facility is 100% net leased to Western Container Corporation, which manufactures plastic bottles for Coca-Cola soft drink products. The lease is guaranteed by Coca-Cola Enterprises. The purchase price was approximately $14,800,000. The Company paid approximately $550,000 in cash, borrowed approximately $2,200,000 against its security portfolio with Prudential Securities, used approximately $1,100,000 of its revolving line of credit with Fleet Bank and obtained a mortgage of approximately $10,950,000. This mortgage payable is at an interest rate of 5.8% and is due November 1, 2012.

NOTE 15 - SUBSEQUENT EVENTS, (CONT'D.)


     On November 21, 2002, the Company purchased a 90,020 square foot warehouse facility in Ft. Myers, Florida from Jones Development Company, LLC, an unrelated entity. This warehouse facility is 100% net leased to Fed Ex Ground Package System, Inc., a subsidiary of Federal Express Corporation. The purchase price was approximately $4,400,000. The Company paid approximately $100,000 in cash, used approximately $1,100,000 of its revolving line of credit with Fleet Bank and obtained a mortgage of approximately $3,200,000. This mortgage payable is at an interest rate of 6.33% and is due November 1, 2012. The property acquired is commercial rental property and will continue to be used as such.


                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  SCHEDULE III
                               SEPTEMBER 30, 2002

      Column A            Column B              Column C                 Column D
      ________            ________      __________________________       ________

                                                                     Capitalization
                                                     Buildings and   Subsequent to
     Description       Encumbrances        Land       Improvements     Acquisition
     ___________        __________      __________    ___________      ___________
Shopping Center
  Somerset, NJ         $         -0-  $     55,182  $     637,097   $      511,809
Industrial Building
  Ramsey, NJ                     -0-        52,639        291,500        1,066,648
  Monaca, PA                     -0-       330,773        878,081        1,203,303
  Orangeburg, NY             677,351       694,720      2,977,372              -0-
  South Brunswick, NJ            -0-     1,128,000      4,087,400          103,198
  Greensboro, NC                 -0-       327,100      1,853,700              -0-
  Jackson, MS                433,634       218,000      1,233,500            1,086
  Franklin , MA              771,137       566,000      4,148,000              -0-
  Witchita, KS             1,104,099       268,000      1,518,000              -0-
  Urbandale, IO              353,642       310,000      1,758,000            2,736
  Richland, MS               314,919       211,000      1,195,000              -0-
  O'Fallon, MO             1,310,326       264,000      3,302,000            7,000
  Fayetteville, NC         2,923,508       172,000      4,467,885              -0-
  Schaumburg, IL           2,734,241     1,039,800      3,694,321              -0-
  Burr Ridge, IL             937,527       270,000      1,236,599              -0-
  Romulus, MI              2,295,913       531,000      3,653,883           12,078
  Liberty, MO              3,900,105       723,000      6,510,546              -0-
  Omaha, NE                3,443,297     1,170,000      4,425,500              -0-
  Charlottesville, VA      2,368,604     1,170,000      2,845,000              -0-
  Jacksonville, FL         3,621,281     1,165,000      4,668,080              -0-
  Union Township, OH       2,708,147       695,000      3,342,000              -0-
  Richmond, VA             5,193,920     1,160,000      6,413,305              -0-
  St. Joseph, MO           8,338,783       800,000     11,753,964              -0-
  Newington, CT            2,335,074       410,000      2,961,000              -0-
  Cudahy, WI               4,032,368       980,000      5,050,997            2,618
  Beltsville, MD           5,676,839     3,200,000      5,958,773              -0-
  Granite City, IL         9,163,601       340,000     12,054,175              -0-
  Monroe, NC               3,920,014       500,000      4,981,022              -0-
  Winston-Salem, NC        4,725,650       980,000      5,610,000              -0-
  Elgin, IL                4,936,183     1,280,000      5,529,488              -0-
                          __________    __________     __________       __________

                        $ 78,220,163  $ 21,011,214  $ 119,036,188      $ 2,910,476
                          ==========    ==========     ==========       ==========

*Buildings and improvements reacquired in 1986.

                                    Page 56A


                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  SCHEDULE III
                               SEPTEMBER 30, 2002

      Column A                              Column E (1)(2)
      ________            ___________________________________________
                                 Gross Amount at Which Carried
                                       September 30, 2002
     Description              Land         Bldg & Imp        Total
     ___________            ________       __________      __________
Shopping Center
  Somerset, NJ          $      55,182   $   1,148,906   $   1,204,088
Industrial Building
  Ramsey, NJ                   52,639       1,358,148       1,410,787
  Monaca, PA                  330,773       2,081,384       2,412,157
  Orangeburg, NY              694,720       2,977,372       3,672,092
  South Brunswick, NJ       1,128,000       4,190,598       5,318,598
  Greensboro, NC              327,100       1,853,700       2,180,800
  Jackson, MS                 218,000       1,234,586       1,452,586
  Franklin , MA               566,000       4,148,000       4,714,000
  Witchita, KS                268,000       1,518,000       1,786,000
  Urbandale, IO               310,000       1,760,736       2,070,736
  Richland, MS                211,000       1,195,000       1,406,000
  O'Fallon, MO                264,000       3,309,000       3,573,000
  Fayetteville, NC            172,000       4,467,885       4,639,885
  Schaumburg, IL            1,039,800       3,694,321       4,734,121
  Burr Ridge, IL              270,000       1,236,599       1,506,599
  Romulus, MI                 531,000       3,665,961       4,196,961
  Liberty, MO                 723,000       6,510,546       7,233,546
  Omaha, NE                 1,170,000       4,425,500       5,595,500
  Charlottesville, VA       1,170,000       2,845,000       4,015,000
  Jacksonville, FL          1,165,000       4,668,080       5,833,080
  Union Township, OH          695,000       3,342,000       4,037,000
  Richmond, VA              1,160,000       6,413,305       7,573,305
  St. Joseph, MO              800,000      11,753,964      12,553,964
  Newington, CT               410,000       2,961,000       3,371,000
  Cudahy, WI                  980,000       5,053,615       6,033,615
  Beltsville, MD            3,200,000       5,958,773       9,158,773
  Granite City, IL            340,000      12,054,175      12,394,175
  Monroe, NC                  500,000       4,981,022       5,481,022
  Winston-Salem, NC           980,000       5,610,000       6,590,000
  Elgin, IL                 1,280,000       5,529,488       6,809,488
                           __________      __________      __________

                         $ 21,011,214   $ 121,946,664   $ 142,957,878
                           ==========      ==========      ==========

*Buildings and improvements reacquired in 1986.

                                    Page 56B


                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  SCHEDULE III
                               SEPTEMBER 30, 2002

      Column A               Column F  Column G  Column H  Column I
      ________               ________  ________  ________  ________
                           Accumulated  Date of
                            Deprecia-  Construc-  Date   Depreciable
     Description               tion      tion   Acquired    Life
     ___________            _________  ________  ________  ________
Shopping Center
  Somerset, NJ          $     889,384   1970     1970     10-33
Industrial Building
  Ramsey, NJ                  701,621   1969     1969     7-40
  Monaca, PA                1,269,547   1977     1977*  5-31.5
  Orangeburg, NY              933,503   1990     1993     31.5
  South Brunswick, NJ       1,290,001   1974     1993     31.5
  Greensboro, NC              556,873   1988     1993     31.5
  Jackson, MS                 363,312   1988     1993      39
  Franklin , MA               904,017   1991     1994      39
  Witchita, KS                330,850   1995     1994      39
  Urbandale, IO               383,138   1985     1994      39
  Richland, MS                260,447   1986     1994      39
  O'Fallon, MO                634,846   1989     1994      39
  Fayetteville, NC            630,060   1996     1997      39
  Schaumburg, IL              520,977   1997     1997      39
  Burr Ridge, IL              142,632   1997     1997      39
  Romulus, MI                 423,934   1998     1998      39
  Liberty, MO                 751,144   1997     1998      39
  Omaha, NE                   397,147   1999     1999      39
  Charlottesville, VA         255,318   1998     1999      39
  Jacksonville, FL            418,909   1998     1999      39
  Union Township, OH          214,288   1999     2000      39
  Richmond, VA                247,255   2000     2001      39
  St. Joseph, MO              452,054   2000     2001      39
  Newington, CT               113,884   2001     2001      39
  Cudahy, WI                  194,328   2001     2001      39
  Beltsville, MD              229,175   2000     2001      39
  Granite City, IL            154,535   2001     2001      39
  Monroe, NC                   63,857   2001     2001      39
  Winston-Salem, NC            71,920   2001     2002      39
  Elgin, IL                    70,888   2002     2002      39
                           __________

                        $  13,869,844
                           ==========

*Buildings and improvements reacquired in 1986.

                                    Page 56c

            MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                        SCHEDULE III
     REAL ESTATE AND ACCUMULATED DEPRECIATION, (CONT'D.)


(1)  Reconciliation

                                REAL ESTATE INVESTMENTS
                                _______________________

                         9/30/02        9/30/01       9/30/00
                        _________      _________      _________

Balance-Beginning
  of Year            $  113,971,563 $   74,996,066 $  70,871,655
                         __________     __________    __________

Additions:

  Acquisitions           31,274,685     38,688,039     4,037,000

  Improvements              246,230        287,458        87,411
                         __________     __________    __________
Total Additions
                         31,520,915     38,975,497     4,124,411
                         __________     __________    __________
Sales                    (2,534,600)           -0-           -0-
                         __________     __________    __________
Balance-End of Year  $  142,957,878 $  113,971,563 $  74,996,066
                         ==========     ==========    ==========




                             ACCUMULATED  DEPRECIATION
                             _________________________

                         9/30/02        9/30/01       9/30/00
                        __________     __________    __________

Balance-Beginning
  of Year            $  11,268,700 $    9,102,373 $   7,399,386

 Depreciation           2,941,097       2,166,327     1,702,987

   Sales                 (339,954)            -0-           -0-
                        __________      __________    __________
Balance-End of Year  $ 13,869,844 $    11,268,700 $   9,102,373
                        ==========     ==========    ==========

                                  Page 57

        MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                    NOTES TO SCHEDULE III
                        SEPTEMBER 30,
 (1)  Reconciliation

<CAPTION
                          2002           2001          2000
                          ____           ____          ____

Balance - Beginning
of Year              $ 113,971,563   $ 74,996,066  $ 70,871,655
                      ____________   ____________  ____________
Additions:
Ramsey, NJ                   3,997        178,937           -0-
Somerset, NJ                30,488            -0-        52,423
Monaca, PA                 154,154         84,543        22,014
Orangeburg, NY                 -0-            -0-           -0-
South Brunswick, NJ         45,237         11,900        12,974
Greensboro, NC                 -0-            -0-           -0-
Jackson, MS                    -0-            -0-           -0-
Franklin, MA                   -0-            -0-           -0-
Wichita, KA                    -0-            -0-           -0-
Urbandale, IA                2,736            -0-           -0-
Richland, MS                   -0-            -0-           -0-
O'Fallon, MO                 7,000            -0-           -0-
Fayetteville, NC               -0-            -0-           -0-
Schaumburg, IL                 -0-            -0-           -0-
Burr Ridge, IL                 -0-            -0-           -0-
Romulus, MI                    -0-         12,078           -0-
Liberty, MO                    -0-            -0-           -0-
Omaha, NE                      -0-            -0-           -0-
Charlottesville, VA            -0-            -0-           -0-
Jacksonville, FL               -0-            -0-           -0-
Union Township, OH             -0-            -0-     4,037,000
Richmond, VA                   -0-      7,573,305           -0-
St. Joseph, MO                 -0-     12,553,964           -0-
Newington, CT                  -0-      3,371,000           -0-
Cudahy, WI                   2,618      6,030,997           -0-
Beltsville, MD                 -0-      9,158,773           -0-
Granite City, IL        12,394,175            -0-           -0-
Monroe, NC               5,481,022            -0-           -0-
Winston Salem, NC        6,590,000            -0-           -0-
Elgin, IL                6,809,488            -0-           -0-
                        __________     __________    __________

Total Additions         31,520,915     38,975,497     4,124,411
                        __________     __________    __________

Sales:
Virginia Beach, VA      (2,534,600)           -0-           -0-
                        __________     __________    __________

Balance - End of
Year                 $ 142,957,878  $ 113,971,563 $  74,996,066
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

Date:  December 19, 2002           By: /s/ Eugene W. Landy
                                       Eugene W. Landy, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  December 19, 2002           By: /s/ Eugene W. Landy
                                   Eugene W. Landy, President and
                                   Director

Date:  December 19, 2002           By: /s/ Ernest V. Bencivenga
                                   Ernest V. Bencivenga, Treasurer and
                                   Director

Date:  December 19, 2002           By: /s/ Anna T. Chew
                                   Anna T. Chew, Controller and
                                   Director

Date:  December 19, 2002           By: /s/ Daniel D. Cronheim
                                   Daniel D. Cronheim, Director

Date:  December 19, 2002           By: /s/ Matthew I. Hirsch
                                   Matthew I. Hirsch, Director

Date:  December 19, 2002           By: /s/ Charles P. Kaempffer
                                   Charles P. Kaempffer, Director

Date:  December 19, 2002           By: /s/ Samuel A. Landy
                                   Samuel A. Landy, Director

Date:  December 19, 2002           By: /s/ Cynthia J.Morgenstern
                                   Cynthia J. Morgenstern
                                   Vice President and Director

Date:  December 19, 2002           By: /s/ John R. Sampson
                                   John R. Sampson, Director

Date:   December 19, 2002          By: /s/ Peter J. Weidhorn
                                   Peter J. Weidhorn, Director