Form 10-Q
period 2002-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2003-02-13
CIK 67625

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2002

                               OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from _________ to__________

          For the Quarter ended               Commission File
            December 31, 2002                   No 2-29442

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ____
The number of shares or other units outstanding of each of the issuer's classes of securities as of February 5, 2002 was 13,044,075.

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
             FOR THE QUARTER ENDED DECEMBER 31, 2002


                         C O N T E N T S



                                                      Page No.

Part I  -  Financial Information

Item 1 -  Financial Statements (Unaudited):

          Consolidated Balance Sheets                     3

          Consolidated Statements of Income               4

          Consolidated Statements of Cash Flows           5

          Notes to Consolidated Financial Statements      6-7

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations   8-10


Item 3 -  Quantitative and Qualitative Disclosures About
          Market Risk

          There have been no material changes to information Required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Part II - Other Information                               11

          Signatures                                      12


   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
          AS OF DECEMBER 31, 2002 AND SEPTEMBER 30, 2002
                                        December 31,     September 30,
                                            2002            2002
  ASSETS
Real Estate Investments:
  Land                                  $ 24,241,213      $ 21,011,214
  Buildings, Improvements and
  Equipment, Net of Accumulated
  Depreciation of $14,700,703 and
  $13,869,844, respectively              123,246,790       108,096,042
                                        ____________      ____________
Total Real Estate Investments            147,488,003       129,107,256

Cash and Cash Equivalents                     87,231           693,572
Securities Available for Sale at Fair
  Value                                   14,800,002        15,223,942
Interest and Other Receivables             1,107,582           909,234
Prepaid Expenses                             222,428            37,674
Lease Costs, Net of Accumulated
  Amortization                               108,232           125,809
Investment in Hollister '97, L.L.C.          900,399           900,399
Other Assets                               1,505,245         2,013,607
                                         ____________     ____________
TOTAL ASSETS                            $166,219,122      $149,011,493
                                        ============      ============
   LIABILITIES AND SHAREHOLDERS'
     EQUITY
Liabilities:
  Mortgage Notes Payable                $ 91,194,530      $ 78,220,163
  Loans Payable                           11,010,241        10,775,467
   Other Liabilities                       1,040,221         1,010,847
                                        ____________      ____________
Total Liabilities                        103,244,992        90,006,477
                                        ____________      ____________
Shareholders' Equity:
 Common Stock-Class A-$.01 Par Value,
  20,000,000 Shares Authorized,
  12,829,110 and 12,132,748 Shares
  Issued and Outstanding, respectively       128,291          121,327
 Common Stock-Class B-$.01 Par Value,
  100,000 Shares Authorized, No Shares
  Issued or Outstanding                          -0-              -0-
 Additional Paid-In Capital               62,593,117       58,388,761
 Accumulated Other Comprehensive
  Income                                   1,602,723        1,844,929
 Loans to Officers, Directors & Key
  Employees                               (1,350,001)      (1,350,001)
 Undistributed Income                             -0-              -0-
                                        ____________     ____________
Total Shareholders' Equity                 62,974,130      59,005,016
                                        ____________     ____________
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                  $166,219,122    $149,011,493
                                         ============    ============

                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements


   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                   2002          2001
INCOME:

 Rental and Occupancy Charges    $4,016,035    $3,306,743
 Interest and Dividend Income       326,690       292,500
 Gain on Securities Available
  For Sale Transactions, net        245,305       169,048
                               ____________  ____________
     TOTAL INCOME                 4,588,030     3,768,291
                               ____________  ____________
EXPENSES:
 Interest Expense                 1,691,164     1,426,291
 Real Estate Taxes                   30,804        43,226
 Operating Expenses                 212,708       181,985
 Office and General Expense         384,067       218,244
 Depreciation                       830,859       696,200
                               ____________  ____________
     TOTAL EXPENSES               3,149,602     2,565,946
                               ____________  ____________

NET INCOME                       $1,438,428    $1,202,345
                                ===========   ===========
NET INCOME - PER SHARE
  Basic                          $      .12    $      .12
                                ===========   ===========
  Diluted                        $      .12    $      .11
                                ===========   ===========
WEIGHTED AVERAGE
 SHARES  OUTSTANDING
  Basic                          12,448,528    10,440,726
                                ===========   ===========
  Diluted                        12,465,082    10,466,187
                                ===========   ===========

                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements

<CAPTION
   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                                 2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                $1,438,428    $1,202,345
  Noncash Items Included in Net Income:
    Depreciation                               830,859       696,200
    Amortization                                43,790        37,588
    Gain on Sales of Securities
      Available for Sale                      (245,305)     (169,048)
  Changes In:
    Interest and Other Receivables            (198,348)      (24,862)
    Prepaid Expenses                          (184,754)       (7,548)
    Other Assets and Lease Costs               680,124       496,409
    Other Liabilities                           29,374       (34,838)
                                            __________      __________
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                2,394,168     2,196,246
                                            __________      __________
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Land, Buildings,
   Improvements and Equipment              (19,211,606)  (18,019,014)
  Purchase of Securities Available for
   Sale                                       (711,990)           -0-
  Proceeds from Sale of Securities
   Available for Sale                        1,139,029     1,512,232
                                            __________    __________
NET CASH USED  BY INVESTING ACTIVITIES     (18,784,567)  (16,506,782)
                                            __________    __________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                        3,465,000     5,586,598
  Principal Payments on Loans               (3,230,226    (4,607,137)
  Proceeds from Mortgages                   14,150,000    13,550,000
  Principal Payments on Mortgages           (1,175,633)     (943,707)
  Financing Costs on Debt                     (197,975)     (171,040)
  Proceeds from Exercise of Stock
   Options                                      39,750            -0-
  Proceeds from Issuance of Class A
   Common Stock                              3,837,953     2,071,630
  Dividends Paid                            (1,104,811)   (1,046,947)
                                            __________    __________
NET CASH  PROVIDED BY FINANCING
  ACTIVITIES                                15,784,058    14,439,397

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          (606,341)       128,861
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                          693,572       147,579
                                            __________    __________
  END OF PERIOD                             $   87,231      $276,440
                                            ===========  ===========

                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY NOTES
              TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 2002 have been omitted.

NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 16,554 and 25,461 for the three months ended December 31, 2002 and 2001, respectively, are included in the diluted weighted average shares outstanding.

NOTE 3 - COMPREHENSIVE INCOME

     Total   comprehensive  income,  including  unrealized  gains
(loss)  on  securities available for sale, for the three   months
ended December 31, 2002 and 2001 amounted to $1,196,222 and $1,654,831, respectively.

NOTE 4 - REAL ESTATE INVESTMENTS

      On November 6, 2002, the Company purchased a 288,211 square foot manufacturing and warehouse facility in Tolleson, Arizona. This facility is 100% net leased to Western Container Corporation, which manufactures plastic bottles for Coca-Cola soft drink products. The lease is guaranteed by Coca-Cola Enterprises. The purchase price was approximately $14,800,000. The Company paid approximately $550,000 in cash, borrowed approximately $2,200,000 against its security portfolio with Prudential Securities, used approximately $1,100,000 of its revolving credit line with Fleet Bank and obtained a mortgage of approximately $10,950,000. This mortgage payable is at an interest rate of 5.8% and is due November 1, 2012.

     On November 21, 2002 the Company purchased a 90,020 square foot warehouse facility in Fort Meyers, Florida. This warehouse facility is 100% net leased to Fed Ed Ground Package System, Inc., a subsidiary of Federal Express Corporation. The purchase price was approximately $4,400,000. The Company paid approximately $1,200,000 in cash, and obtained a mortgage of approximately $3,200,000. This mortgage payable is at a rate of 6.33% and matures December 1, 2012.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On December 16, 2002, the Company paid $1,815,746 as a dividend of $.145 per share to shareholders of record November
15, 2002.

     For the three months ended December 31, 2002, the Company received $4,548,888 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP). There were 689,362 shares issued under the Plan.

NOTE 6 - EMPLOYEE STOCK OPTIONS

     During  the  three  months  ended  December  31,  2002,  two participants  exercised their stock options and  purchased  7,000 shares for a total of  $39,750.

     As of December 31, 2002, there were options outstanding to purchase 458,000 shares and 780,000 shares available for grant under the Plan.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash  paid during the three months ended December  31,  2002
and   2001   for   interest   was  $1,691,164   and   $1,426,291,
respectively.

     During the three months ended December 31, 2002 and 2001, the Company had dividend reinvestments of $710,935 and $472,938, respectively, which required no cash transfers.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

     In  December, 2002, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002.

     At  December  31,  2002,  the Company  had  one  stock-based employee  compensation  plan.  Prior to  fiscal  year  2003,  the
Company  accounted  for  this  plan  under  the  recognition  and measurement provision of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and the related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal 2003. Effective October 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, no compensation costs have been recognized in 2003 as the Company has not issued any stock-based employee compensation during the quarter.

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided by operating activities of $2,394,168 for the current three months as compared to $2,196,246 for the prior period. The Company raised $4,548,888 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP). Dividends paid for the three months ended December 31, 2002 amounted to $1,815,746.

     During the three months ended December 31, 2002, the Company purchased two warehouse facilities for a total purchase price, including closing costs, of approximately $19,200,000.

     Securities  available  for  sale    decreased  by   $423,940
primarily as a result of sales of $893,724 and a decrease in the net unrealized gain of $242,206 partially offset by purchases of $711,990.

      Other assets decreased by $508,362 primarily as a result of deposits used for the purchase of two additional warehouse facilities.

      Mortgage notes payable increased by $12,974,367 during the three months ended December 31, 2002. This increase was primarily due to additional mortgages of $14,150,000 on the new acquisitions partially offset by principal repayments of $1,175,633.

      Loans payable increased by $234,774 during the three months ended December 31, 2002. This increase was the result of additional take-downs in the amount of $3,465,000 of the Company's revolving credit line and margin loan partially offset by repayments of $3,230,226.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Rental and occupancy charges increased for the three months ended  December 31, 2002 to $4,016,035 as compared to  $3,306,743 for the three months ended December 31, 2001. This was a result of the new acquisitions made in fiscal 2002 and 2003.

     Interest and dividend income increased by $34,190 for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. This was due primarily to the purchase of securities available for sale during fiscal 2002 and 2003. Securities available for sale at December 31, 2001 amounted to $12,057,661.

     Gain on Securities Available for Sale transactions amounted to $245,305 and $169,048 for the three months ended December 31, 2002 and 2001, respectively.

MATERIAL CHANGES IN RESULTS OF OPERATIONS, (CONT'D.)

     Interest expense increased by $264,873 for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. This was primarily the result of additional borrowings for the new acquisitions made in fiscal 2002 and 2003.

      Real  estate  taxes decreased for the three   months  ended
December 31, 2002 as compared to the three  months ended December
31, 2001 due primarily to the sale of the Virginia property in fiscal 2002.

     Operating expenses increased by $30,723 for the three months ended  December  31, 2002 as compared to the three  months  ended
December  31,  2001.    This  was  due  primarily  to   the   new
acquisitions made in fiscal  2002 and 2003.

     Office and General expenses increased by $165,823 for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. This was primarily due to increased professional fees, occupancy charges and personnel costs. The Company has been expanding its operations.

      Depreciation  expense increased by $134,659 for  the  three months  ended  December 31, 2002 as compared to the three  months
ended  December  31,  2001.   This was due  to  the  real  estate
acquisitions in fiscal 2002 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities amounted to $2,393,658 and $2,196,246 during the three months ended December
31, 2002 and 2001, respectively.

     The Company owns thirty-two properties of which twenty-seven carried mortgage loans totaling $91,194,530 at December 31, 2002. The Company has been raising capital through its DRIP and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

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

FUNDS FROM OPERATIONS

     Funds  from  operations  (FFO), is defined  as  net  income, excluding gains (or losses) from sales of depreciable assets, plus depreciation. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts (REITs).

     FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (3) is not an alternative to cash flow as a measure of liquidity. FFO, as calculated by the Company, may not be comparable to similarly entitled measures reported by other REITs.

     The Company's FFO for the three months ended December 31, 2002 and 2001 is calculated as follows:

                                2002          2001

           Net Income      $ 1,438,428    $ 1,202,345
           Depreciation
            Expense            830,859        696,200
                            ___________    ___________
           FFO             $ 2,269,287    $ 1,898,545
                           ===========    ===========


CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, including the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES - None

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              -  None

     ITEM 5:  OTHER INFORMATION - None

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS -

             99.1
             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
             AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
             OXLEY ACT OF 2002

             99.2
             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
             AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
             OXLEY ACT OF 2002

             99.3
             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
             AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-
             OXLEY ACT OF 2002

             99.4
             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
             AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-
             OXLEY ACT OF 2002


         (b) REPORTS ON FORM 8-K -  Form 8-K dated November 6,
             2002 was filed to report the purchase of a manufacturing and warehouse facility in Tolleson, Arizona.

                           SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date: February 13, 2003           By: /s/  Eugene W. Landy
                                           Eugene W. Landy
                                           President



Date: February 13, 2003           By: /s/  Anna T. Chew
                                           Anna T. Chew
                                           Controller