Form 10-Q
period 2003-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2003-05-14
CIK 67625

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

          OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from ________ to_______

     For the Quarter ended                 Commission File
       March 31, 2003                        No 2-29442

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

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
              FOR THE QUARTER ENDED MARCH 31, 2003


                         C O N T E N T S



                                                        Page No.

Part I  -      Financial Information

Item 1 -       Financial Statements (Unaudited):

               Consolidated Balance Sheets                       3

               Consolidated Statements of Income                 4

               Consolidated Statements of Cash Flows             5

               Notes to Consolidated Financial Statements        6-9

Item 2 -       Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                        10-13

Item 3 -       Quantitative and Qualitative Disclosures About
               Market Risk

               There have been no material changes to information Required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 -       Controls and Procedures                           13

Part II -      Other Information                                 14

               Signatures                                        15

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
           AS OF MARCH 31, 2003 AND SEPTEMBER 30, 2002

                                                 March 31,  September 30,
                                                   2003           2002
                                               __________     __________
  ASSETS
Real Estate Investments:
  Land                                        $ 24,241,213   $ 21,011,214
  Buildings, Improvements and Equipment,
    Net of Accumulated Depreciation of
    $15,569,036 and $13,869,844,respectively   122,406,706    108,096,042
                                               ___________    ___________
Total Real Estate Investments                  146,647,919    129,107,256

Cash and Cash Equivalents                          414,365        693,572
Securities Available for Sale at Fair Value     19,602,863     15,223,942
Interest and Other Receivables                     680,241        909,234
Prepaid Expenses                                   133,489         37,674
Lease Costs, Net of Accumulated Amortization       102,307        125,809
Investment in Hollister '97, L.L.C.                900,399        900,399
Other Assets                                     1,472,575      2,013,607
                                               ___________    ___________
TOTAL ASSETS                                  $169,954,158   $149,011,493
                                               ===========    ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage Notes Payable                      $ 88,801,679  $  78,220,163
  Loans Payable                                  7,044,876     10,775,467
   Other Liabilities                             1,017,969      1,010,847
                                               ___________    ___________
Total Liabilities                               96,864,524     90,006,477
                                               ___________    ___________
Shareholders' Equity:
 Common Stock-Class A-$.01 Par Value,
  20,000,000 Shares Authorized, 14,489,536
  and 12,132,748 Shares Issued and
  Outstanding, respectively                        145,495        121,327
 Common Stock-Class B-$.01 Par Value,
  100,000 Shares Authorized, No Shares
  Issued or Outstanding                                -0-            -0-
 Additional Paid-In Capital                     72,788,712     58,388,761
 Accumulated Other Comprehensive Income          1,505,428      1,844,929
 Loans to Officers,Directors & Key Employees   (1,350,001)    (1,350,001)
 Undistributed Income                                  -0-            -0-
                                               ___________    ___________
Total Shareholders' Equity                      73,089,634     59,005,016
                                               ___________    ___________
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                       $169,954,158   $149,011,493
                                               ===========    ===========

                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
   FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002


                                      Three Months                Six Months
                                  3/31/03      3/31/02       3/31/03        3/31/02
                               __________   __________    __________     __________
INCOME:

 Rental and Occupancy Charges  $4,254,732     $3,611,282    $8,270,767    $6,918,025
 Interest and Dividend Income     350,218        267,662       676,908       560,162
 Gain on Securities Available
  for Sale Transactions, net       96,307        203,951       341,612       372,999
                               __________     __________    __________    __________
     TOTAL INCOME               4,701,257      4,082,895     9,289,287     7,851,186
                               __________     __________    __________    __________
EXPENSES:
 Interest Expense               1,716,285      1,495,625     3,407,449     2,921,916
 Real Estate Taxes                237,385        118,345       268,189       161,571
 Operating Expenses               284,603        301,272       497,311       483,257
 Office and General Expense       452,525        374,637       836,592       592,881
 Depreciation                     868,330        719,974     1,699,189     1,416,174
                               __________     __________    __________    __________
     TOTAL EXPENSES             3,559,128      3,009,853     6,708,730     5,575,799
                               __________     __________    __________    __________

NET INCOME                     $1,142,129     $1,073,042    $2,580,557    $2,275,387
                               ==========     ==========    ==========    ==========
NET INCOME - PER SHARE
  Basic                        $      .08     $      .10    $      .20    $      .21
                               ==========     ==========    ==========    ==========

  Diluted                      $       08     $      .10     $     .20    $      .21
                               ==========     ==========    ==========    ==========
WEIGHTED AVERAGE
 SHARES OUTSTANDING
    Basic                      13,499,221     10,892,876    12,956,950    10,687,063
                               ==========     ==========    ==========    ==========
    Diluted                    13,517,277     10,924,160    12,972,087    10,712,524
                               ==========     ==========    ==========    ==========

                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements
                             Page 4

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

                                                 2003          2002
                                                 ____          ____
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                  $2,580,557    $2,275,387
  Noncash Items Included in Net Income:
    Depreciation                               1,699,189     1,416,174
    Amortization                                 106,258        80,175
    Gain on Sales of Securities
      Available for Sale                        (341,612)     (372,999)
  Changes In:
    Interest and Other Receivables               228,993        32,080
    Prepaid Expenses                            (95,815)        43,373
    Other Assets and Lease Costs                 692,479       378,521
    Other Liabilities                              7,122      (87,360)
                                              __________    __________
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                  4,877,171     3,765,351
                                              __________    __________
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Land, Buildings,
    Improvements and Equipment               (19,239,852)  (24,639,572)
  Purchase of Securities Available for
    Sale                                      (5,747,266)     (100,000)
  Proceeds from Sale of Securities
    Available for Sale                          1,370,456     2,423,720
                                               __________    __________
NET CASH USED  BY INVESTING ACTIVITIES       (23,616,662)  (22,315,852)
                                               __________    __________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                           4,815,000     9,115,530
  Principal Payments on Loans                 (8,545,591)   (8,848,009)
  Proceeds from Mortgages                      14,150,000    18,350,000
  Principal Payments on Mortgages             (3,568,484)   (1,999,479)
  Financing Costs on Debt                       (234,203)     (242,528)
  Proceeds from Issuance of Class A
    Common Stock                              14,070,271     4,718,970
  Proceeds from Exercise of Stock
    Options                                       39,750           -0-
  Dividends Paid                              (2,266,459)    (2,156,565)
                                              __________    __________
NET CASH  PROVIDED BY FINANCING               18,460,284    18,937,919
  ACTIVITIES                                  __________    __________

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            (279,207)       387,418
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                            693,572       147,579
                                              __________    __________
  END OF PERIOD                               $  414,365    $  534,997
                                              ==========    ==========

                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements
                             Page 5

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY NOTES
              TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICY

     The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 2002 have been omitted.

NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 18,056 shares and 31,284 shares for the three months ended March 31, 2003 and 2002, respectively, are included in the diluted weighted average shares outstanding. Options in the amount of 15,137 shares, and 25,461 shares for the six months ended March 31, 2003 and 2002, respectively, are included in the diluted weighted average shares outstanding.

NOTE 3 - COMPREHENSIVE INCOME

     Total   comprehensive  income,  including  unrealized  gains
(loss) on securities available for sale, for the three and six months ended March 31, 2003 and 2002 is as follows:

                          March 31,    March 31,
                            2003          2002

           Three Months     $1,044,834   $1,469,351
           Six Months        2,241,056    3,124,182


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

NOTE 4 - REAL ESTATE INVESTMENTS, (CONT'D.)

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

NOTE 5 - SHAREHOLDERS' EQUITY

     On February 27, 2003, the Company sold 1,257,253 shares in a private placement with Palisade Concentrated Equity Partnership, L.P. for cash of $8,324,901 or $6.6215 a share. The proceeds of the private placement were used to pay down the Company's outstanding credit facility and will be used for working capital.

     On March 17, 2003, the Company paid $1,898,483 as a dividend of  $.145 per share to shareholders of record February 18,  2003.
Total  dividends  paid for the six months ended  March  31,  2003 amounted to $3,714,228.

     For the six months ended March 31, 2003, the Company received $7,193,139 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP). There were 1,092,535 shares issued under the Plan, resulting in 14,489,536 shares outstanding.

NOTE 6 - EMPLOYEE STOCK OPTIONS

     The Company had elected to follow APB Opinion No. 25 in accounting for its stock option plan prior to October 1, 2002, and accordingly no compensation cost had been recognized prior to October 1, 2002. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                  3 Months     3 Months     6 Months     6 Months
                                   3/31/03      3/31/02      3/31/03      3/31/02
Net Income Prior to
 Compensation Expense for
 Grants in FY 2003              $1,144,404   $1,073,042   $2,582,832   $2,275,387
Compensation Expense                 2,275          -0-        2,275          -0-
                                __________   __________   __________   __________
Net Income as Reported           1,142,129    1,073,042    2,580,557    2,275,387
Compensation expenses if the
 Fair value method had been
 Applied                             9,750        3,279       19,500        6,725
                                __________   __________   __________   __________
Net Income Pro forma            $1,132,379   $1,069,763   $2,561,057   $2,268,622
                                ==========   ==========   ==========   ==========
Net Income per share -
 Basic and Diluted as reported   $    0.08     $    .10    $    0.20   $     0.21

Net Income per share -
 Basic and Diluted Pro forma     $    0.08     $   0.10    $    0.20   $     0.21



NOTE 6 - EMPLOYEE STOCK OPTIONS, (CONT'D.)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:



                            2002     2001
                            ____     ____
Dividend yield                8%       9%
Expected volatility          13%      25%
Risk-free interest rate    3.40%    4.75%
Expected lives                 5        5


     During the six months ended March 31, 2003, the following stock option was granted:

                                 Number
            Date of   Number of    of     Option  Expiration
             Grant    Employees  Shares   Price      Date

            1/22/03       1      65,000   $6.90     1/22/11


     The Company adopted the fair value recognition provisions of
SFAS  No. 123, "Accounting for Stock Based Compensation".   Under
the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosure", compensation costs of $2,275 have been recognized in 2003, as the Company granted stock-based employee compensation during the second quarter ended March 31, 2003.

The fair value of the options granted is estimated using the Black-Scholes option pricing model with the following assumptions for grants in 2003:


       Dividend yield              8%
       Expected volatility        13%
       Risk-free interest rate  3.40%
       Expected lives               5


     During the six months ended March 31, 2003, two participants exercised their stock options and purchased 7,000 shares for a total of $39,750.

     As of March 31, 2003, there were options outstanding to purchase 523,000 shares and 715,000 shares were available for grant under the Plan.

NOTE 7 - CONTINGENCIES

     The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on its business, assets, or results of operations.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the six months ended March 31, 2003 and 2002 for interest was $3,407,449 and $2,921,916, respectively.

     During the six months ended March 31, 2003 and 2002, the Company had dividend reinvestments of $1,447,769 and $950,734, respectively, which required no cash transfers.


NOTE 19 - SUBSEQUENT EVENTS

     On April 1, 2003, the Company purchased a 179,280 square foot industrial building in Wyandotte County, in the City of Edwardsville, Kansas. This industrial building is 100% net-leased to Carlisle Tire and Wheel Company, for ten years. The purchase price was approximately $7,000,000. To fund this purchase, the Company used approximately $2,050,000 of its credit line with Fleet Bank and assumed a mortgage of $4,950,000. This mortgage payable is at an interest rate of 7.375% and is due in 2017.

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided by operating activities of $4,877,171 for the current six months as compared to $3,765,351 for the prior period. The Company raised $7,193,139 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP) and $8,324,901 in cash from a private placement to Palisade Concentrated Equity Partnership, L.P. (Palisade). On February 27, 2003, the Company issued 1,257,253 shares to Palisade for $6.6215 per share. The proceeds of the private placement will be used for working capital and was used to pay down the Company's outstanding credit facility. Dividends paid for the six months ended March 31, 2003 amounted to $3,714,228.

          During the six months ended March 31, 2003, the Company purchased two warehouse facilities for a total purchase price, including closing costs, of approximately $19,200,000.

      Securities  available  for  sale  increased  by  $4,378,921 primarily as a result of purchases of $5,747,266 and partially offset by a decrease in the net unrealized gain of $339,501 and sales of $1,370,456.

      Other assets decreased by $541,032 primarily as a result of deposits used for the purchase of two additional warehouse facilities.

           Mortgage notes payable increased by $10,581,516 during the six months ended March 31, 2003. This increase was primarily due to additional mortgages of $14,150,000 on the new
acquisitions   partially  offset  by  principal   repayments   of
$3,568,484.

      Loans payable decreased by $3,730,591 during the six months ended March 31, 2003. This decrease was the result of additional take-downs in the amount of $4,815,000 of the Company's revolving credit line and margin loan offset by repayments of $8,545,591.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

           Rental and occupancy charges increased for the three months ended March 31, 2003 to $4,254,732 as compared to $3,611,282 for the three months ended March 31, 2002. Rental and occupancy charges increased for the six months ended March 31, 2003 to $8,270,767 as compared to $6,918,025 for the six months ended March 31, 2002. This was a result of the new acquisitions made in fiscal 2002 and 2003.

     Interest and dividend income increased by $82,556 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Interest and dividend income increased by $116,746 for the six months ended March 31, 2003 as compared to the six months ended March 31, 2002. This was due primarily to the purchase of securities available for sale during fiscal 2002 and 2003. Securities available for sale at March 31, 2002 amounted to $11,846,433.

MATERIAL CHANGES IN RESULTS OF OPERATIONS, (CONT'D.)

     Gain on Securities Available for Sale transactions amounted to $96,307 and $203,951 for the three months ended March 31, 2003, respectively. Gain on Securities Available for Sale transactions amounted to $341,612 and $372,999 for the six months ended March 31, 2003 and 2002, respectively.

     Interest expense increased by $220,660 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2001. Interest expense increased by $485,533 for the six months ended March 31, 2003 as compared to the six months ended March 31, 2002. This was primarily the result of additional borrowings for the new acquisitions made in fiscal 2002 and 2003.

     Real estate taxes increased by $119,040 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2001. Real estate taxes increased by $106,618 for the six months ended March 31, 2003 as compared to the six months ended March 31, 2002. This was due primarily to the new acquisitions made in fiscal 2002 and 2003.

      Operating expenses remained relatively stable for the three and six months ended March 31, 2003 as compared with March 31, 2002.

     Office and general expenses increased by $77,888 for the three months ended March 31, 2003 as compared with March 31,
2002. Office and General expenses increased by $143,711 for the six months ended March 31, 2003 as compared to the six months ended March 31, 2002. This was primarily due to increased professional fees, occupancy charges and personnel costs. The Company has been expanding its operations.

      Depreciation expense increased by $148,356 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Depreciation expense increased by $283,015 for the six months ended March 31, 2003 as compared to the six months ended March, 2002. This was due to the real estate acquisitions in fiscal 2002 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities amounted to $4,877,171 and $3,765,351 during the six months ended March 31, 2003 and 2002, respectively.

     The Company owns thirty-two properties of which twenty-seven carried mortgage loans totaling $88,801,679 at March 31, 2003. The Company has been raising capital through its DRIP, a private placement with Palisade, and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

LIQUIDITY AND CAPITAL RESOURCES, (CONT'D.)

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

FUNDS FROM OPERATIONS

     Funds  from  operations  (FFO), is defined  as  net  income, excluding gains (or losses) from sales of depreciable assets, plus depreciation. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts (REITs). FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost bases. The items excluded from FFO are significant components in understanding the Company's financial performance.

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

     The  Company's FFO for the three and six months ended  March
31, 2003 and 2002 is calculated as follows:

                        Three Months               Six Months
                     3/31/03      3/31/02       3/31/03      3/31/02
                  __________   __________    __________   __________
Net Income        $1,142,129   $1,073,042    $2,580,557   $2,275,799
Depreciation
  Expense            868,330      719,974     1,699,189    1,416,174
                  __________   __________    __________   __________
FFO               $2,010,459   $1,793,016    $4,279,746   $3,691,973
                  ==========   ==========    ==========   ==========

      The following are the cash flows provided (used) by operating investing and financing activities for the six months ended March 31, 2003 and 2002:

                                 2003         2002

     Operating Activities  $  4,877,171  $  3,765,351
     Investing Activities  (23,616,662)  (22,315,852)
     Financing Activities    18,460,284    18,937,919

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

SAFE HARBOR STATEMENT

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and finance performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

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

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES - None

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS -  None

     ITEM 5:  OTHER INFORMATION - None

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    EXHIBITS -

       99.1
       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO
       SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        99.2
       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO
       SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       99.3
        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
        AS ADOPTED PURSUANT TO
       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        99.4
        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
        AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b) REPORTS ON FORM 8-K - During the second quarter of 2003,the Company filed the following reports on Form 8-K:

       1) Form 8-K dated February 27, 2003 was filed to report the private placement of 1,257,253 shares of its Class A Common Stock with Palisade Concentrated Equity Partnership, L.P. in exchange for $8,324,901.70 in cash.

       2) Form 8-K dated April 1, 2003 was filed to report the purchase of an industrial building in Edwardsville, Kansas.

                           SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date: May  12, 2003                  By: /s/  Eugene W. Landy
                                         Eugene W. Landy
                                         President



Date: May  12, 2003                  By: /s/  Anna T. Chew
                                         Anna T. Chew
                                         Controller