Form 10-Q
period 2003-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2003-08-13
CIK 67625

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

                            OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from __________ to__________

     For the Quarter ended                 Commission File
       June 30, 2003                           No 2-29442

         MONMOUTH REAL ESTATE INVESTMENT CORPORATION
   (Exact Name of Registrant as Specified in its Charter)

          Maryland                         22-1897375
      (State or other jurisdiction of   (I.R.S. Employer
       incorporation or organization)   Identification No.)

     3499 Route 9 North, Suite 3-C, Freehold, NJ   07728
   (Address of Principal Executive Office)      (Zip Code)

Registrant's telephone number, including area code:
                                             (732)577-9997


 -----------------------------------------------------------
   (Former name, former address and former fiscal year, if
                 changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 125-2 of the Exchange Act)Yes X No

The number of shares or other units outstanding of each of the issuer's classes of securities as of August 1, 2003 was 14,814,268.

 MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
             FOR THE QUARTER ENDED JUNE 30, 2003


                       C O N T E N T S




                                                         Page No.

Part I -    Financial Information

Item 1 -    Financial Statements (Unaudited):

            Consolidated Balance Sheets                     3

            Consolidated Statements of Income               4

            Consolidated Statements of Cash Flows           5

            Notes to Consolidated Financial Statements      6-11

Item 2 -    Management's Discussion and Analysis of
            Financial Condition and Results of Operations   12-15

Item 3 -    Quantitative and Qualitative Disclosures About
            Market Risk

            There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 -    Controls and Procedures                           15

Part II -   Other Information                                 17

            Signatures                                        18


   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
      AS OF JUNE 30, 2003 (UNAUDITED) AND SEPTEMBER 30, 2002

                                        (Unaudited)
                                          June 30,     September 30,
                                           2003            2002
                                        __________       __________
  ASSETS
Real Estate Investments:
  Land                                  $25,426,213    $  21,011,214
  Buildings, Improvements and
    Equipment,
  Net of Accumulated Depreciation of
    $16,474,634 and $13,869,844,
    respectively                        127,503,971      108,096,042
                                        ___________      ___________
Total Real Estate Investments           152,930,184      129,107,256

Cash and Cash Equivalents                   807,870          693,572
Securities Available for Sale at
  Fair Value                             22,969,009       15,223,942
Interest and Other Receivables              600,869          909,234
Prepaid Expenses                             54,871           37,674
Lease Costs, Net of Accumulated
  Amortization                               84,851          125,809
Investment in Hollister '97, L.L.C.         900,399          900,399
Financing Costs, Net of Accumulated
  Amortization                            1,235,038        1,010,473
Other Assets                                 19,472        1,003,134
                                        ___________      ___________
TOTAL ASSETS                           $179,602,563     $149,011,493
                                        ===========      ===========
 LIABILITIES AND SHAREHOLDERS'
   EQUITY
Liabilities:
  Mortgage Notes Payable                $92,264,950     $ 78,220,163
  Loans Payable                          10,348,115       10,775,467
  Other Liabilities                         946,577        1,010,847
                                        ___________      ___________
Total Liabilities                       103,559,642       90,006,477
                                        ___________      ___________
Shareholders' Equity:
 Common Stock-Class A-$.01 Par
   Value, 20,000,000 Shares
   Authorized, 14,752,250 and
   12,132,748 Shares Issued and
   Outstanding, respectively                147,523          121,327
 Common Stock-Class B-$.01 Par
   Value, 100,000 Shares Authorized,
   No Shares Issued or Outstanding              -0-              -0-
 Additional Paid-In Capital              74,720,721       58,388,761
 Accumulated Other Comprehensive
   Income                                 2,524,678        1,844,929
 Loans to Officers, Directors & Key
   Employees                             (1,350,001)      (1,350,001)
 Undistributed Income                           -0-              -0-
                                        ___________      ___________
Total Shareholders' Equity               76,042,921       59,005,016
                                        ___________      ___________
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                $179,602,563     $149,011,493
                                        ===========      ===========

                          Unaudited
 See Accompanying Notes to Consolidated Financial Statements


 MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                              THREE MONTHS               NINE MONTHS
                         6/30/03       6/30/02      6/30/03       6/30/02
                        ________      ________     ________      ________
INCOME:
 Rental and
   Occupancy Charges    $4,715,637    $3,758,184  $12,986,404   $10,676,209
 Interest and
   Dividend Income         569,133       249,550    1,246,041       809,712
 Gain on Securities
   Available for Sale
   Transactions, net       513,457       533,700      855,069       906,699
                        __________     __________   __________     __________
     TOTAL INCOME        5,798,227     4,541,434   15,087,514    12,392,620
                        __________     __________   __________     __________
EXPENSES:
  Interest Expense       1,761,636     1,538,432    5,169,085     4,460,348
  Real Estate Taxes         94,730        65,319      362,919       226,890
  Operating Expenses       433,701       269,982      931,012       753,239
  Office and General
    Expense                571,648       352,329    1,408,240       945,210
  Depreciation             905,601       752,708    2,604,790     2,168,882
                        __________     __________   __________     __________
     TOTAL EXPENSES      3,767,316     2,978,770   10,476,046     8,554,569
                        __________     __________   __________     __________
NET INCOME BEFORE
  LOSSES ON SALE OF
  ASSETS - INVESTMENT
  PROPERTY               2,030,911     1,562,664    4,611,468     3,838,051

  Loss on Sale of
    Assets -                   -0-      (175,375)          -0-     (175,375)
    Investment Property
                        __________     __________   __________     __________
NET INCOME              $2,030,911    $1,387,289   $4,611,468    $3,662,676
                        ==========    ==========   ==========     ==========
NET INCOME - PER
SHARE
  Basic                 $      .14    $      .12    $     .34    $       .33
                        ==========     ==========   ==========     ==========

  Diluted               $      .14    $      .12    $     .34    $       .33
                        ==========     ==========   ==========     ==========
WEIGHTED AVERAGE
 SHARES  OUTSTANDING
    Basic               14,573,158    11,509,601   13,495,686    10,954,611
                        ==========    ==========   ==========     ==========
    Diluted             14,640,413    11,543,563   13,516,920    10,973,705
                        ==========    ==========   ==========     ==========

                          Unaudited
 See Accompanying Notes to Consolidated Financial Statements


 MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                                 2003            2002
                                                ______          ______
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                  $4,611,468      $3,662,676
  Noncash Items Included in Net
Income:
    Depreciation                               2,604,790       2,168,882
    Amortization                                 161,558         142,656
    Stock Compensation Expense                     4,551             -0-
    Loss on Sale of Assets -
      Investment Property                            -0-         175,375
    Gain on Sales of Securities
      Available for Sale                        (855,069)       (906,699)
  Changes In:
    Interest and Other Receivables               308,365        (129,485)
    Prepaid Expenses                             (17,197)         17,293
    Other Assets and Lease Costs                 972,127         499,402
    Other Liabilities                            (64,270)       (133,111)
                                             ___________     ___________
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                  7,726,323       5,496,989
                                             ___________     ___________
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Land, Buildings,
    Improvements and Equipment               (26,427,718)    (31,461,709)
  Proceeds from Sale of Assets -
    Investment Property                              -0-       2,019,277
  Purchase of Securities Available for
    Sale                                     (11,177,485)     (2,551,843)
  Proceeds from Sale of Securities
    Available for Sale                         4,967,237       4,618,906
                                             ___________     ___________
NET CASH USED  BY INVESTING ACTIVITIES       (32,637,966)    (27,375,369)
                                             ___________     ___________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                         14,170,125      13,680,530
  Principal Payments on Loans                (14,597,477)    (13,542,613)
  Proceeds from Mortgages                     19,100,000      23,350,000
  Principal Payments on Mortgages             (5,055,213)     (4,448,549)
  Financing Costs on Debt                       (333,631)       (309,286)
  Proceeds from Issuance of Class A
    Common Stock                              15,169,378       6,186,509
  Proceeds from Exercise of Stock
    Options                                       47,625         178,125
  Dividends Paid                              (3,474,866)     (3,195,883)
NET CASH  PROVIDED BY FINANCING              ___________     ___________
  ACTIVITIES                                  25,025,941      21,898,833
                                             ___________     ___________
NET INCREASE  IN CASH AND
   CASH EQUIVALENTS                              114,298          20,453
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                            693,572         147,579
                                             ___________     ___________
  END OF PERIOD                                 $807,870        $168,032
                                             ===========     ===========


                          Unaudited
 See Accompanying Notes to Consolidated Financial Statements

 MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2003

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY

      On May 15, 2003, Monmouth Real Estate Investment Corporation (the "Company") changed its state of incorporation from Delaware to Maryland (the "Reincorporation"). The Reincorporation was approved by the Company's shareholders at the Company's annual meeting on May 6, 2003.

     The Reincorporation was accomplished by the merger (the "Merger") of the Company with and into its wholly-owned subsidiary, MREIC Maryland, Inc., a Maryland Corporation, ("Monmouth Maryland"), which was the surviving corporation in the Merger. In connection with the Merger, Monmouth Maryland changed its name to Monmouth Real Estate Investment Corporation.

     As a result of the Merger each outstanding share of the Company's Class A Common stock, $.01 par value per share (the "Delaware Common Stock"), was converted into one share of common stock, $.01 par value, of Monmouth Maryland (the "Maryland Common Stock"). In addition, each outstanding option to purchase Delaware Common Stock was converted into the right to purchase Maryland Common Stock upon the same terms and conditions as immediately prior to the Merger. The Company's 1997 Stock Option Plan, as amended, was assumed and will be continued by Monmouth Maryland.

      The conversion of the Delaware Common Stock into Maryland Common Stock occurred without an exchange of certificates. Accordingly, certificates formerly representing shares of Delaware Common Stock are now deemed to represent the same number of shares of Maryland Common Stock.

     Prior to the Merger, Monmouth Maryland had no assets or liabilities, other than nominal assets or liabilities. As a result of the Merger, Monmouth Maryland acquired all of the assets and all of the liabilities and obligations of the Company. Monmouth Maryland has the same business, properties, directors, management, status as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and principal executive offices as Monmouth Delaware.

     The interim financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 2002 have been omitted.

       Certain reclassifications have been made to the financial statements for the prior period to conform to the current period presentation.

NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 67,255 shares and 33,962 shares for the three months ended June 30, 2003 and 2002, respectively, are included in the diluted weighted average shares outstanding. Options in the amount of 21,324 shares, and 19,094 shares for the nine months ended June 30, 2003 and 2002, respectively, are included in the diluted weighted average shares outstanding.

NOTE 3 - COMPREHENSIVE INCOME

     Total  comprehensive income, including unrealized gains
(loss) on securities available for sale, for the three and nine months ended June 30, 2003 and 2002 is as follows:

                    June 30,      June 30,
                      2003          2002
                    _______       _______

Three Months       $3,050,161    $1,260,076

Nine Months         5,291,217     4,384,258


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

NOTE 4 - REAL ESTATE INVESTMENTS, (CONT'D.)

       In May 2003, the tenant at the Jackson, Mississippi warehouse facility terminated its lease. The lease was scheduled to expire September 30, 2003. The average annual rental income over the term of the lease was approximately $169,000. The tenant signed a termination agreement requiring them to reimburse the Company for ninety percent of the repairs needed to the property, the real estate taxes and insurance, and rent through July 2003. Currently the property is vacant. Management believes this property to be well situated and is actively seeking new lease prospects.

NOTE 5 - DEBT AND SHAREHOLDERS' EQUITY

     On February 27, 2003, the Company sold 1,257,253 shares in a private placement with Palisade Concentrated Equity Partnership, L.P. for cash of $8,324,901 or $6.6215 a share. The proceeds of the private placement were used to pay down the Company's outstanding credit facility and will be used for working capital.

      In May 2003, the Company received a new line of credit (the "new line") from United Trust Bank (the "Bank"). The amount of the facility is $10,000,000 during the first year and $15,000,000 thereafter and matures on the third anniversary of the closing date. The interest rate charged on the new line is the Bank's floating announced prime rate. The amount outstanding on the new line at June 30, 2003 was $3,361,198. The line replaces a usable line of $6,256,000, from Fleet Bank which was to expire in November, 2003.

     For the nine months ended June 30, 2003, the Company received $9,224,084 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). There were 1,353,749 shares issued under the Plan, resulting in 14,752,250 shares outstanding.

     On June 16, 2003, the Company paid $2,113,024 as a dividend of $.145 per share to shareholders of record May 15, 2003. Total dividends paid for the nine months ended June 30, 2003 amounted to $5,827,252 of which $2,352,386 was reinvested in the DRIP. On June 18, 2003, the Company declared a dividend of $.145 per share to be paid on September 15, 2003 to shareholders of record August 15, 2003.



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

NOTE 6 - EMPLOYEE STOCK OPTIONS, (CONT'D.)


                             Three        Three         Nine         Nine
                            Months       Months        Months       Months
                            6/30/03      6/30/02      6/30/03      6/30/02
                           ________     ________     ________      ________
Net Income Prior to
  Compensation Expense
  for grants in FY 2003   $2,033,186   $1,387,289   $4,616,019   $3,662,676
Compensation Expense           2,275          -0-        4,551          -0-
                          __________   __________   __________    __________
Net Income as Reported     2,030,911    1,387,289    4,611,468    3,662,676
Compensation expenses
  if the fair value
  method had been applied      9,750        2,863       29,250        9,628
                          __________   __________   __________    __________
Net Income Pro forma      $2,021,161   $1,384,426   $4,582,218   $3,653,048
                          ==========   ==========   ==========    ==========
Net Income per share -
 Basic and Diluted as
 reported                 $     0.14   $     0.12   $     0.34    $    0.33

Net Income per share -
 Basic and Diluted Pro
 forma                    $     0.14   $     0.12   $     0.34    $    0.33



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:



                               2002       2001
                             ______     ______

Dividend yield                 8%         9%
Expected volatility            13%        25%
Risk-free interest rate        3.40%      4.75%
Expected lives                 8          5


During the nine months ended June 30, 2003, the following stock option was granted:

                 Number        Number
     Date of       of            of      Option    Expiration
      Grant     Employees      Shares     Price        Date
     _______    _________      ______     _____    __________

     1/22/03       1            65,00     $6.90     1/22/11


     The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" on October 1, 2003. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosure", compensation costs of $4,551 have been recognized in 2003, as the Company granted stock-based employee compensation during the second quarter ended March 31, 2003.

NOTE 6 - EMPLOYEE STOCK OPTIONS, (CONT'D.)

     The fair value of the options granted is estimated using the Black-Scholes option pricing model with the following assumptions for grants in 2003:



Dividend yield               8%
Expected volatility         13%
Risk-free interest        3.40%
rate
Expected lives                8


     During the nine months ended June 30, 2003, two participants exercised their stock options and purchased 8,500 shares for a total of $47,625. Two participants' options to purchase a total of 20,000 shares expired during the quarter ended June 30, 2003.

     As of June 30, 2003, there were options outstanding to purchase 501,500 shares and 735,000 shares were available for grant under the Plan.

NOTE 7 - CONTINGENCIES

     The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on its business, assets, or results of operations.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash  paid during the nine months ended June  30,  2003
and   2002  for  interest  was  $5,119,230  and  $4,460,348,
respectively.

     During the nine months ended June 30, 2003 and 2002, the Company had dividend reinvestments of $2,352,386 and $1,594,445, respectively, which required no cash transfers.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", which addresses consolidation by business enterprises of variable interest entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Management believes that this Interpretation will not have a material impact on the Company's financial statements.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS, (CONT'D.)

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. Management believes that this Statement will not have a material impact on the Company's financial statements.

     In  May  2003,  the  FASB  issued  Statement  No.  150,
"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No.
150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management believes that this Statement will not have a material impact on the Company's financial statements.

 MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

      On May 15, 2003, Monmouth Real Estate Investment Corporation (the "Company") changed its state of incorporation from Delaware to Maryland (the "Reincorporation"). The Reincorporation was approved by the Company's shareholders at the Company's annual meeting on May 6, 2003.

     The Reincorporation was accomplished by the merger (the "Merger") of the Company with and into its wholly-owned subsidiary, MREIC Maryland, Inc., a Maryland Corporation, ("Monmouth Maryland"), which was the surviving corporation in the Merger. In connection with the Merger, Monmouth Maryland changed its name to Monmouth Real Estate Investment Corporation.

     As a result of the Merger each outstanding share of the Company's Class A Common stock, $.01 par value per share (the "Delaware Common Stock"), was converted into one share of common stock, $.01 par value, of Monmouth Maryland (the "Maryland Common Stock"). In addition, each outstanding option to purchase Delaware Common Stock was converted into the right to purchase Maryland Common Stock upon the same terms and conditions as immediately prior to the Merger. The Company's 1997 Stock Option Plan, as amended, was assumed and will be continued by Monmouth Maryland.

      The conversion of the Delaware Common Stock into Maryland Common Stock occurred without an exchange of certificates. Accordingly, certificates formerly representing share of Delaware Common Stock are now deemed to represent the same number of shares of Maryland Common Stock.

     Prior to the Merger, Monmouth Maryland had no assets or liabilities, other than nominal assets or liabilities. As a result of the Merger, Monmouth Maryland acquired all of the assets and all of the liabilities and obligations of the Company. Monmouth Maryland has the same business, properties, directors, management, status as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and principal executive offices as Monmouth Delaware.

     The Company generated net cash provided by operating activities of $7,726,323 for the current nine months as compared to $5,496,989 for the prior period. The Company raised $9,224,084 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP) and $8,324,901 in cash from a private placement to Palisade Concentrated Equity Partnership, L.P. (Palisade). On February 27, 2003, the Company issued 1,257,253 shares to Palisade for $6.6215 per share. The proceeds of the private placement will be used for working capital and was used to pay down the Company's outstanding credit facility. Gross dividends paid for the nine months ended June 30, 2003 amounted to $5,827,252 of which $2,352,386 was reinvested in the DRIP.

MATERIAL CHANGES IN FINANCIAL CONDITION, (CONT.D)

     During the nine months ended June 30, 2003, the Company
purchased  three warehouse facilities for a  total  purchase
price,    including   closing   costs,   of    approximately
$26,200,000.

      Securities available for sale increased by $7,745,067 primarily as a result of purchases of $11,177,485, an increase in the unrealized gain of $679,749, and offset by sales and redemptions with a cost basis of $4,122,167.

      Other assets decreased by $983,662 primarily as a result of deposits used for the purchase of two warehouse facilities.

           Mortgage notes payable increased by $14,044,787 during the nine months ended June 30, 2003. This increase was primarily due to additional mortgages of $19,100,000 on the new acquisitions partially offset by principal repayments of $5,055,213.

      Loans payable decreased by $427,352 during the nine months ended June 30, 2003. This decrease was the result of additional take-downs in the amount of $14,170,488 of the Company's revolving credit line and margin loan offset by repayments of $14,597,477.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

           Rental and occupancy charges increased for the three months ended June 30, 2003 to $4,715,637 as compared to $3,758,184 for the three months ended June 30, 2002. Rental and occupancy charges increased for the nine months ended June 30, 2003 to $12,986,404 as compared to $10,676,209 for the nine months ended June 30, 2002. This was a result of the new acquisitions made in fiscal 2002 and 2003.

     Interest and dividend income increased by $319,583 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Interest and dividend income increased by $436,329 for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. This was due primarily to the purchase of securities available for sale during fiscal 2002 and 2003. Securities available for sale at June 30, 2002 amounted to $12,509,577 as compared to $22,969,009 at June 30, 2003.

     Gain on Securities Available for Sale transactions amounted to $513,457 and $533,700 for the three months ended June 30, 2003 and 2002, respectively. Gain on Securities Available for Sale transactions amounted to $855,069 and $906,699 for the nine months ended June 30, 2003 and 2002, respectively.

     Interest expense increased by $223,204 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Interest expense increased by $708,737 for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. This was primarily the result of additional borrowings for the new acquisitions made in fiscal 2002 and 2003, and increased margin loan borrowings.

MATERIAL CHANGES IN RESULTS OF OPERATIONS, (CONT'D.)

      Real estate taxes increased by $29,411 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Real estate taxes increased by $136,029 for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. This was due primarily to the new acquisitions made in fiscal 2002 and 2003.

      Operating expenses increased by $163,719 for the three months ended June 30, 2003 as compared with June 30, 2002, and increased by $177,773 for the nine months ended June 30, 2003, as compared to the nine months ended June 30, 2002. This was due primarily to the new acquisitions made in fiscal 2002 and 2003.

     Office and general expenses increased by $219,319 for the three months ended June 30, 2003 as compared with June 30, 2002. Office and General expenses increased by $463,030 for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. This was primarily due to increased professional fees, occupancy charges and personnel costs. The Company has been expanding its operations.

      Depreciation expense increased by $152,893 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Depreciation expense increased by $435,908 for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. This was due to the real estate acquisitions in fiscal 2002 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities amounted to $7,726,323 and $5,496,989 during the nine months ended
June 30, 2003 and 2002, respectively.

     The Company owns thirty-three properties of which twenty-seven carried mortgage loans totaling $92,264,950 at June 30, 2003. The Company has been raising capital through its DRIP and a private placement with Palisade, and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

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

     The  Company's FFO for the three and nine months  ended
June 30, 2003 and 2002 is calculated as follows:

                         Three Months            Nine Months
                    6/30/03     6/30/02     6/30/03      6/30/02
                   ________    ________    ________     ________

Net Income        $2,030,911   $1,387,289 $4,611,468   $3,662,676
Loss on Sale of
  Assets                -0-       175,375        -0-      175,375
Depreciation
  Expense            905,601      752,708  2,604,790    2,168,882
                    ________    ________   ________     ________

FFO               $2,936,512   $2,315,372 $7,216,258   $6,006,933
                   =========    =========  =========    =========

      The following are the cash flows provided (used) by operating investing and financing activities for the nine months ended June 30, 2003 and 2002:

                               2003            2002
                             ________        ________

Operating Activities          $7,726,323    $  5,496,989
Investing Activities         (32,637,966)    (27,375,369)
Financing Activities          25,025,941      21,898,833

CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10Q. Based on such evaluation, the Company's disclosure controls and procedures are effective.

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Annual Meeting of Shareholders was held on May 6, 2003 to elect a Board of Directors for the ensuing year, to approve  the  selection  of  Independent  Auditors,  and  to approve a proposal by the Board of Directors to reincorporate the Company as a Maryland corporation.
Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

     ITEM 5:  OTHER INFORMATION - None
     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    EXHIBITS -

       31.1
       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO
       SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       31.2
       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO
       SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       32
        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
        AS ADOPTED PURSUANT TO
       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b) REPORTS ON FORM 8-K - During the third quarter of 2003, the Company filed the following reports on Form 8-K:
1) Form 8-K dated May 15, 2003 was filed to report that the Company issued a press release regarding the results of the Annual Shareholders' Meeting, held on May 6, 2003.
2) Form 8-K dated May 19, 2003 was filed to report that the Company issued a press release dated May 19, 2003, regarding a new increased line of credit.
3) Form 8-K dated May 21, 2003 was filed to report that the Company had changed its state of incorporation from Delaware to Maryland (the "Reincorporation"). The Reincorporation was approved by the Company's shareholders at the Company's annual meeting on May 6, 2003.

                         SIGNATURES




     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      MONMOUTH REAL ESTATE INVESTMENT  CORPORATION



Date: August 11, 2003         By: /s/ Eugene W. Landy
                              Eugene W. Landy
                              President



Date: August 11, 2003         By: /s/ Anna T. Chew
                              Anna T. Chew
                              Chief Financial Officer