Form 10-K
period 2003-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2003-12-22
CIK 67625

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended   September 30, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period ___________________ to ____________________

                    Commission File Number  0-4258

            MONMOUTH REAL ESTATE INVESTMENT CORPORATION
      (Exact name of registrant as specified in its charter)
       Maryland                                       22-1897375
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)
       3499 Route 9 North, Suite 3-C, Freehold, NJ      07728
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or
any amendment of this Form 10-K    X  .

      Indicate  by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).     X  Yes   __ No

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $119,886,664 (based on 13,875,769 shares of
common   stock   at   the   closing  price  of  $8.64 per share) as of
December 15, 2003, presuming that directors and executive officers are affiliates.

      There were 15,392,904 shares of common stock outstanding as of December 15, 2003.

       Documents Incorporated by Reference: Exhibits incorporated by reference are listed in Part IV, Item 14 (a) (3).

                                PART I
ITEM 1 - BUSINESS

       Monmouth Real Estate Investment Corporation (the Company) is a corporation operating as a qualified real estate investment trust
(REIT) under Sections 856-860 of the Internal Revenue (the Code), and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.

      The Company was incorporated in 1968 as a Delaware Corporation. On May 15, 2003, the Company changed its state of incorporation from Delaware to Maryland (the Reincorporation). The Reincorporation was approved by the Company's shareholders at the Company's annual meeting on May 6, 2003.

      The Reincorporation was accomplished by the merger (the Merger) of the Company with and into its wholly-owned subsidiary, MREIC Maryland, Inc., a Maryland Corporation, (Monmouth Maryland), which was the surviving corporation in the Merger. In connection with the Merger, Monmouth Maryland changed its name to Monmouth Real Estate Investment Corporation.

             As a result of the Merger each outstanding share of the Company's Class A Common stock, $.01 par value per share (the Delaware Common Stock), was converted into one share of common stock, $.01 par value, of Monmouth Maryland (the Maryland Common Stock). In addition, each outstanding option to purchase Delaware Common Stock was converted into the right to purchase Maryland Common Stock upon the same terms and conditions as immediately prior to the Merger. The Company's 1997 Stock Option Plan, as amended, was assumed and will be continued by Monmouth Maryland. The conversion of the Delaware Common Stock into Maryland Common Stock occurred
without     an     exchange    of   certificates.         Accordingly,
certificates formerly representing shares of Delaware Common Stock are now deemed to represent the same number of shares of Maryland Common Stock.

      Prior to the Merger, Monmouth Maryland had no assets or liabilities, other than nominal assets or liabilities. As a result of the Merger, Monmouth Maryland acquired all of the assets and all of the liabilities and obligations of the Company. The Merger was accounted for as if it were a "pooling of interests" rather than a purchase for financial reporting and related purposes, with the result that the historical accounts of the Company and Monmouth Maryland have been combined for all periods presented. Monmouth Maryland has the same business, properties, directors, management, status as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and principal executive offices as Monmouth Delaware.

       Currently, the Company derives its income primarily from real estate rental operations. Rental and occupancy revenue was $17,888,495, $14,519,670, and $10,524,575 for the years ended
September 30, 2003, 2002 and 2001, respectively. Total assets were $183,173,874 and $149,011,493 as of September 30, 2003 and 2002,
respectively. The Company has approximately 3,546,000 square feet of property, of which approximately 1,034,000 square feet, or 29%, is leased to Federal Express Corporation and subsidiaries and approximately 274,000 square feet, or 8%, is leased to Keebler Company, a subsidiary of the Kellogg Company. During 2003, 2002 and 2001 rental and occupancy charges from properties leased to these companies approximated 48%, 52% and 55%, respectively, of total rental and occupancy charges.

ITEM 1 - BUSINESS, (CONT'D.)

      At September 30, 2003, the Company had investments in thirty-three properties. (See Item 2 for detailed description of the properties.) These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland and Arizona. All properties are managed by a management company. All properties are leased on a net basis except Monaca, Pennsylvania.

     The Company competes with other investors in real estate for attractive investment opportunities. These investors include other "equity" real estate investment trusts, limited partnerships, syndications and private investors, among others. Competition in the market areas in which the Company operates is significant and affects acquisitions and/or development of properties, occupancy levels, rental rates, and operating expenses of certain properties.
Management has built relationships with merchant builders which provides the Company with investment opportunities which fit the Company's investment policy.

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

     In fiscal 2003, the Company purchased three net-leased industrial properties for a total cost of approximately $26,200,000. In fiscal 2004, the Company anticipates acquisitions of approximately $30,000,000. The funds for these acquisitions may come from the Company's available line of credit, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan and private placements. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made. Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only upon closing.

      The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases. In management's opinion, newly built facilities leased to Federal Express Corporation
(FDX) or FDX subsidiaries meet this criteria. The Company has a concentration of properties leased to FDX and FDX subsidiaries. This is a risk factor that shareholders should consider. FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company's shareholders.

      The Company is subject to various environmental regulatory requirements related to the ownership of real estate. Investments in real property have the potential for environmental liability on the part of the owner of such property. The Company is not aware of any environmental liabilities to the Company relating to the Company's investment properties which would have a material adverse effect on the Company's business, assets, or results of operations.

ITEM 1 - BUSINESS, (CONT'D.)

     The Company operates as part of a group of three public companies (all REITs) which includes United Mobile Homes, Inc., Monmouth Capital Corporation, and Monmouth Real Estate Investment Corporation (the affiliated companies). Some general and administrative expenses are allocated between the three affiliated companies based on use or services provided. The Company currently has eleven employees. Allocations of salaries and benefits are made between the affiliated companies based on the amount of the employees' time dedicated to each affiliated company.

      The Company does not have an advisory contract; however, all of the properties are managed by Cronheim Management Services, a division of David Cronheim Company. In 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income on certain properties for management fees. Cronheim Management Services provides sub-agents as regional managers for the Company's properties and compensates them out of this management fee. Cronheim Management Services received $258,626, $245,597 and $220,521, in 2003, 2002 and 2001, respectively, for the management of the properties. David Cronheim Company received $14,377, $20,194 and $26,708 in lease brokerage commissions in 2003, 2002 and 2001, respectively.

       The Company continues to invest in both debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of the funds. The securities portfolio, to the extent not pledged to secure borrowing, provides the Company with liquidity and additional income. Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.

      Additional information about the Company can be found on the Company's website which is located at www.mreic.com. The Company's filings with the Securities and Exchange Commission are made available through a link on the Company's website or by calling Investor Relations.

Risk Factors

Real Estate Industry Risks

          The Company faces risks associated with local real estate conditions in areas where the Company owns properties. The Company may be affected adversely by general economic conditions and local real estate conditions. For example, an oversupply of industrial properties in a local area or a decline in the attractiveness of our properties to tenants would have a negative effect on the Company.

          Other factors that may affect general economic conditions or local real estate conditions include:

   - population and demographic trends;

   - zoning, use and other regulatory restrictions;

   - income tax laws;

ITEM 1 - BUSINESS, (CONT'D.)

   - changes in interest rates and availability and costs of financing;

   - competition from other available real estate;

   - our ability to provide adequate maintenance and insurance; and

   - increased operating costs, including insurance premiums and real estate taxes.

          The Company may be unable to compete with its larger competitors and other alternatives available to tenants or potential tenants of our properties. The real estate business is highly competitive. The Company competes for properties with other real estate investors, including other real estate investment trusts, limited partnerships, syndications and private investors, many of whom have greater financial resources, revenues, and geographical diversity than the Company has. Furthermore, the Company competes for tenants with other property owners. All of the Company's industrial properties are subject to significant local competition. The Company also competes with a wide variety of institutions and other investors for capital funds necessary to support our investment activities and asset growth.

          The Company is subject to significant regulation that inhibits our activities and increases our costs. Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities. These regulations may prevent the Company from taking advantage of economic opportunities. Legislation such as the Americans with Disabilities Act may require management to modify our properties. Future legislation may impose additional requirements. The Company cannot predict what requirements may be enacted or what changes may be implemented to existing legislation.

Risks Associated with Our Properties

          The Company may be unable to renew leases or relet space as leases expire. While management seeks to invest in well-located, modern buildings leased to credit-worthy tenants on long term leases, a number of the Company's properties are subject to short-term leases. When a lease expires, a tenant may elect not to renew it. Management may not be able to relet the property on similar terms, if we are able to relet the property at all. Management has established an annual budget for renovation and reletting expenses that management believes is reasonable in light of each property's operating history and local market characteristics. This budget, however, may not be sufficient to cover these expenses.

          The Company has been and may continue to be affected negatively by tenant financial difficulties and leasing delays. A general decline in the economy may result in a decline in the demand for industrial space. As a result, the Company's tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. Any such event could result in the termination of that tenant's lease and losses to the Company. The Company receives a substantial portion of our income as rents under long-term leases. If tenants are unable to comply with the terms of their leases because of rising costs or falling sales, management, in our sole discretion, may deem it advisable to modify lease terms to allow tenants to pay a lower rental or a smaller share of operating costs, taxes and insurance.

ITEM 1 - BUSINESS, (CONT'D.)

        The Company may be unable to sell properties when appropriate because real estate investments are illiquid. Real estate investments generally cannot be sold quickly and, therefore, will tend to limit management's ability to vary our property portfolio promptly in response to changes in economic or other conditions. The inability to respond promptly to changes in the performance of the Company's property portfolio could adversely affect the Company's financial condition and ability to service debt and make distributions to our stockholders.

            Environmental liabilities could affect the Company's profitability. The Company faces possible environmental liabilities. Current and former real estate owners and operators may be required by law to investigate and clean up hazardous substances released at the properties they own or operate. They may also be liable to the government or to third parties for property damage, investigation costs and cleanup costs. Contamination may affect adversely the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

          Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed on, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability.

          Management is not aware of any environmental liabilities relating to our investment properties which would have a material adverse effect on our business, assets, or results of operations. However, we cannot assure you that environmental liability claims will not arise in the future.

          If our insurance coverage is inadequate or management cannot obtain acceptable insurance coverage, the Company operations could be materially adversely affected. Management generally maintains insurance policies related to the Company's business, including casualty, general liability and other policies covering business operations, employees and assets. The Company may be required to bear all losses that are not adequately covered by insurance. Although management believes that our insurance programs are adequate, no assurance can be given that we will not incur losses in excess of the Company's insurance coverage, or that the Company will be able to obtain insurance in the future at acceptable levels and reasonable cost.

Financing Risks

          The Company faces risks generally associated with our debt. The Company finances a portion of our investments in properties and marketable securities through debt. This debt creates risks, including:

   - rising interest rates on our floating rate debt;

   - failure to repay or refinance existing debt as it matures, which may result in forced disposition of disposition of assets on disadvantageous terms;

ITEM 1 - BUSINESS, (CONT'D.)

   - refinancing terms less favorable than the terms of existing debt; and

   - failure to meet required payments of principal and/or interest.

          The Company faces risks associated with the use of debt to fund acquisitions, including refinancing risk. The Company is subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. Management anticipates that a portion of the principal of our debt will not be repaid prior to maturity. Therefore, the Company will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, the Company's cash flow will not be sufficient to repay all maturing debt in years when significant "balloon" payments come due. As a result, we may be forced to dispose of properties on disadvantageous terms.

          Management may amend our business policies without the stockholders' approval. Our board of directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operations and distributions policies. Although the board of directors has no present intention to amend or reverse any of these policies, they may be amended or revised without notice to stockholders. Accordingly, stockholders may not have control over changes in our policies. Management cannot assure you that changes in our policies will serve fully the interests of all stockholders.

Other Risks

          The market value of our Common Stock could decrease based on the Company's performance and market perception and conditions. The market value of the Company's Common Stock may be based primarily upon the market's perception of the Company's growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of the Company's underlying assets. The market price of the Company's Common Stock is influenced by the dividend on the Company's Common Stock relative to market interest rates. Rising interest rates may lead potential buyers of the Company's Common Stock to expect a higher dividend rate, which would adversely affect the market price of our Common Stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and the Company's ability to service our indebtedness and pay dividends.

          There are restrictions on the transfer of the Company's Common Stock. To maintain the Company's qualification as a REIT under the Internal Revenue Code of 1986 (the Code), no more than 50% in value of the Company's outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year. Accordingly, the Company's charter and bylaws contain provisions restricting the transfer of the Company's Common Stock.

ITEM 1 - BUSINESS, (CONT'D.)

          The Company's earnings are dependent, in part, upon the performance of our investment portfolio. As permitted by the Code, management invests in and owns securities of other real estate investment trusts. To the extent that the value of those investments declines or those investments do not provide a return, the Company's earnings could be adversely affected.

       The Company is subject to restrictions that may impede management's ability to effect a change in control. Certain provisions contained in the Company's charter and bylaws, and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control.

          The Company may fail to qualify as a REIT. If the Company fails to qualify as a REIT, the Company will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, the Company might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to stockholders and for debt service.

          Furthermore, the Company would no longer be required to make any distributions to the Company's stockholders as a condition to REIT qualification. Any distributions to stockholders that otherwise would have been subject to tax as capital gain dividends would be taxable as ordinary income to the extent of the Company's current and accumulated earnings and profits. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

          To qualify as a REIT, and to continue to qualify as a REIT, the Company must comply with certain highly technical and complex requirements. The Company cannot be certain it has complied, and will always be able to comply, with these requirements. In addition, facts and circumstances that may be beyond the Company's control may affect the Company's ability to continue to qualify as a REIT. The Company cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to the Company's qualification as a REIT or with respect to the Federal income tax consequences of qualification. The Company believes that it has qualified as a REIT since its inception and intends to continue to qualify as a REIT. However, the Company cannot assure you that the Company is qualified or will remain qualified.

          The Company may be unable to comply with the strict income distribution requirements applicable to REITs. To obtain the favorable tax treatment associated with qualifying as a REIT, among other requirements, the Company is required each year to distribute to its stockholders at least 90% of its REIT taxable income. The Company will be subject to corporate income tax on any undistributed REIT taxable income. In addition, we will incur a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than the sum of (i) 85% of our ordinary income for the year, (ii) 95% of our capital gain net income for the year, and (iii) any undistributed taxable income from prior years. The Company could be required to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT (and to avoid corporate income tax and the 4% excise tax), even if conditions were not favorable for borrowing.

ITEM 1 - BUSINESS, (CONT'D.)

          Notwithstanding the Company's status as a REIT, the Company is subject to various Federal, state and local taxes on our income and property. For example, the Company will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains, provided, however, that properly designated undistributed capital gains will effectively avoid taxation at the stockholder level. The Company may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for Federal income tax purposes.

ITEM 2 - DETAILED DESCRIPTION OF PROPERTIES

      The Company operates as a real estate investment trust. Its portfolio is primarily in real estate holdings, some of which have been long-term holdings carried on the financial statements of the Company at depreciated cost. It is believed that their current market values exceed both the original cost and the depreciated cost.

     The following table sets forth certain information concerning the Company's real estate investments as of September 30, 2003:


                      Fiscal Year
State City            Acquisition   Type
_____ ____            ___________   ____

AZ    Tolleson        2003        Industrial
CT    Newington       2001        Industrial
FL    Ft. Myers       2003        Industrial
FL    Jacksonville    1999        Industrial
IL    Schaumburg      1997        Industrial
IL    Burr Ridge      1997        Industrial
IL    Granite City    2001        Industrial
IL    Elgin           2002        Industrial
IO    Urbandale       1994        Industrial
KS    Wichita         1994        Industrial
KS    Edwardsville    2003        Industrial
MA    Franklin        1994        Industrial
MD    Beltsville      2001        Industrial
MI    Romulus         1998        Industrial
MO    O' Fallon       1994        Industrial
MO    Liberty         1998        Industrial
MO    St. Joseph      2001        Industrial
MS    Jackson         1993        Industrial
MS    Richland        1994        Industrial
NC    Fayetteville    1997        Industrial
NC    Greensboro      1993        Industrial
NC    Monroe          2001        Industrial
NC    Winston-Salem   2002        Industrial
NE    Omaha           1999        Industrial
NJ    Ramsey          1969        Industrial
NJ    South Brunswick 1993        Industrial
NJ    Somerset (1)    1970        Shopping Center
NY    Orangeburg      1993        Industrial
OH    Union Township  2000        Industrial
PA    Monaca          1977        Industrial
VA    Charlottesville 1999        Industrial
VA    Richmond        2001        Industrial
WI    Cudahy          2001        Industrial


  (1)  The Company has a 2/3 interest
       in the property.
       Estimated annual rent
       reflects the Company's
       proportionate share of the
       total rent on this property.
  (2)  Subleased to USC Solutions.
  (3)  Subleased to Leer Corporation.


                               Page 10A

                                       Mortgage
                         Square        Balance
 State  City             Footage       9/30/03
 _____  _____            _____          _____

 AZ     Tolleson          288,211   $ 10,615,499
 CT     Newington          54,812      2,235,607
 FL     Ft. Myers          90,020      3,131,807
 FL     Jacksonville       95,883      3,440,326
 IL     Schaumburg         73,500      2,545,793
 IL     Burr Ridge         12,477        883,861
 IL     Granite City      184,800      8,770,809
 IL     Elgin              89,052      4,735,617
 IO     Urbandale          36,150        182,989
 KS     Wichita            44,136            -0-
 KS     Edwardsville      179,280      4,713,277
 MA     Franklin           84,376        414,965
 MD     Beltsville        109,705      5,427,127
 MI     Romulus            72,000      2,151,940
 MO     O' Fallon         102,135      1,095,093
 MO     Liberty            98,200      3,637,322
 MO     St. Joseph        388,671      7,980,478
 MS     Jackson            26,340        373,626
 MS     Richland           36,000        207,819
 NC     Fayetteville      148,000      2,801,133
 NC     Greensboro         40,560            -0-
 NC     Monroe            160,000      3,753,546
 NC     Winston-Salem     106,507      4,607,334
 NE     Omaha              88,140      3,236,441
 NJ     Ramsey             44,719           -0-
 NJ     South Brunswick   144,520           -0-
 NJ     Somerset (1)       42,800           -0-
 NY     Orangeburg         50,400        364,498
 OH     Union Township     85,508      2,577,450
 PA     Monaca            292,000            -0-
 VA     Charlottesville    49,900      2,233,032
 VA     Richmond          112,799      4,928,959
 WI     Cudahy            114,123      3,862,951
                         ________       ________
                        3,545,724    $90,909,299
                        =========      =========
  1)  The Company has a 2/3 interest
       in the property.
       Estimated annual rent
       reflects the Company's
       proportionate share of the
       total rent on this property.
  (2)  Subleased to USC Solutions.
  (3)  Subleased to Leer Corporation.


                               Page 10B

 State    City               Tenant                      Expiration

 _____   _____                _____                       ________

 AZ     Tolleson         Western Container Corp            4/30/2012
 CT     Newington        Keebler Company                   2/28/2011
 FL     Ft. Myers        Fedex Ground Package System, Inc. 10/31/2011
 FL     Jacksonville     Federal Express Corporation       5/31/2008
 IL     Schaumburg       Federal Express Corporation       3/31/2007
 IL     Burr Ridge       Sherwin-Wiliams Company           10/31/2009
 IL     Granite City     Anheuser-Busch, Inc.              5/31/2011
 IL     Elgin            Reynolds Metals Company           1/31/2012
 IO     Urbandale        Glazers Distributors of Iowa, Inc.6/30/2008
 KS     Wichita          Keebler Company (4)               5/31/2005
 KS     Edwardsville     Carlisle Tire & Wheel Company     5/31/2012
 MA     Franklin         Keebler Company                   1/31/2007
 MD     Beltsville       Fedex Ground Package System, Inc. 12/31/2010
 MI     Romulus          Federal Express Corporation       5/31/2008
 MO     O' Fallon        PPG Industries                    6/30/2006
 MO     Liberty          Johnson Controls, Inc. (3)        12/31/2007
 MO     St. Joseph       Mead Corporation                  11/30/2015
 MS     Jackson          Oxford Auto Alabama               month to month
 MS     Richland         Federal Express Corporation       3/31/2004
 NC     Fayetteville     Belk Enterprises, Inc. (2)        6/30/2006
 NC     Greensboro       Keebler Company                   2/28/2006
 NC     Monroe           Hughs Supply, Inc.                10/31/2011
 NC     Winston-Salem    Fedex Ground Package System, Inc. 12/31/2011
 NE     Omaha            Federal Express Corporation       10/31/2008
 NJ     Ramsey           Bogen Photo, Inc.                 9/30/2006
 NJ     South Brunswick  McMaster Carr Supply              9/30/2005
 NJ     Somerset (1)     various                           various
 NY     Orangeburg       Keebler Company                   12/31/2004
 OH     Union Township   RPS Ground                        8/31/2013
 PA     Monaca           various                           various
 VA     Charlottesville  Federal Express Corporation       8/31/2008
 VA     Richmond         Federal Express Corporation       10/21/2009
 WI     Cudahy           Fedex Ground Package System, Inc. 3/31/2011

  (1)  The Company has a 2/3 interest
       in the property.
       Estimated annual rent
       reflects the Company's
       proportionate share of the
       total rent on this property.
  (2)  Subleased to USC Solutions.
  (3)  Subleased to Leer Corporation.




                               Page 10C

                              Estimated
 State  City                 Annual Rent
 _____  _____                 __________

 AZ     Tolleson              $ 1,243,000
 CT     Newington                 340,000
 FL     Ft. Myers                 400,000
 FL     Jacksonville              526,000
 IL     Schaumburg                463,000
 IL     Burr Ridge                151,000
 IL     Granite City            1,147,000
 IL     Elgin                     614,000
 IO     Urbandale                 121,000
 KS     Wichita                   193,000
 KS     Edwardsville              671,000
 MA     Franklin                  516,000
 MD     Beltsville                892,000
 MI     Romulus                   396,000
 MO     O' Fallon                 372,000
 MO     Liberty                   699,000
 MO     St. Joseph              1,239,000
 MS     Jackson                   145,000
 MS     Richland                  140,000
 NC     Fayetteville              470,000
 NC     Greensboro                215,000
 NC     Monroe                    589,000
 NC     Winston-Salem             637,000
 NE     Omaha                     516,000
 NJ     Ramsey                    285,000
 NJ     South Brunswick           673,000
 NJ     Somerset (1)              351,000
 NY     Orangeburg                390,000
 OH     Union Township            493,000
 PA     Monaca                    421,000
 VA     Charlottesville           363,000
 VA     Richmond                  707,000
 WI     Cudahy                    572,000

                                _________
                             $ 16,950,000
                               ==========
 1)  The Company has a 2/3 interest
       in the property.
       Estimated annual rent
       reflects the Company's
       proportionate share of the
       total rent on this property.
  (2)  Subleased to USC Solutions.
  (3)  Subleased to Leer Corporation.


                               Page 10D

ITEM 2 - DETAILED DESCRIPTION OF PROPERTIES, (CONT'D.)

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

     No matters were submitted during the fiscal fourth quarter of 2003.

                                PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      The shares of common stock of Monmouth Real Estate Investment Corporation are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ symbol MNRTA). The per share range of high and low market prices and distributions paid to shareholders during each quarter of the last two years were as follows:

            2003                                 2002
         Market Price                         Market Price
         ____________                         ____________
 Fiscal                                 Fiscal
  Qtr.      High     Low    Distrib.     Qtr.     High     Low    Distrib.
 _____      ____     ___    ________    ______    ____     ___    ________


First       7.17    6.70      $.145   First      7.18      6.00     $.145
Second      7.90    6.70       .145   Second     7.00      6.41      .145
Third       8.80    7.36       .145   Third      8.01      6.68      .145
Fourth      8.77    7.31       .145   Fourth     7.29      6.55      .145

                            $  .58                                  $ .58
                            =======                                ======


      The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     On September 30, 2003, the closing price was $8.11.

     As of September 30, 2003, there were approximately 1,154 shareholders of record who held shares of common stock of the Company.

      It is the Company's intention to continue distributing quarterly dividends. On October 1, 2003 the Company declared a dividend of $.145 per share to be paid on December 15, 2003 to shareholders of record on November 17, 2003.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS (CONT'D.)

Equity Compensation Plan Information

     The following table summarizes information, as of September 30, 2003, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.


                                              Number of
                                              Securities
                                              Remaining
                                              Available
                Number of                     for Future
                Securities     Weighted-       Issuance
                  to be         average      Under Equity
               Issued Upon      Exercise     Compensation
               Exercise of      Price of        Plans
               Outstanding    Outstanding     (excluding
                 Options,       Options,      Securities
Plan             Warrants       Warrants     reflected in
Category        and Rights     and Rights    column (a))
                   (a)            (b)            (c)
_________      _________      _________      _________
Equity
Compensation
Plans
Approved by
Security
Holders          500,500         $6.83         735,000

Equity
Compensation
Plans not
Approved by
Security
Holders            N/A            N/A            N/A

Total            500,500         $6.83         735,000

ITEM 6 - SELECTED FINANCIAL DATA

      The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended September 30, 2003. This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

                                           September 30,

OPERATING DATA:       2003            2003         2001            2000          1999
                      ____            ____         ____            ____          ____

Total Income        $20,705,805    $ 6,566,594   $12,908,204   $10,397,973   $ 8,751,219
Rental Income        17,888,495     14,519,670    10,524,575     8,559,004     7,982,334
Gains on Sales
  Of Securities       1,018,862        909,704       632,492       110,960           -0-
Total Expenses       14,585,462     11,913,073     8,785,150     6,897,207     6,214,993
Gains (Losses) on
  Sales of Assets -
  Investment
  Property                  -0-       (175,376)          -0-        88,631     1,260,534
Net Income            6,120,343      4,478,145     4,123,054     3,589,397     3,796,760
Net Income Per
Share -
  Basic and
  Diluted                  .44             .40           .43           .44           .57

BALANCE SHEET DATA:

Total Assets        $183,173,874   $149,011,493   $119,433,470   $86,003,905   $79,424,958
Gross Investment
 in Real Estate      170,200,325    142,977,100   113,990,784    74,996,066    70,871,655
Mortgage Notes
  Payable             90,909,299     78,220,163    60,424,754    36,104,743    35,237,759
Shareholders'
Equity                78,313,289     59,005,016    49,929,539    41,013,926    36,276,677

CASH FLOW DATA:

Operating
  Activities          $9,725,898    $6,792,043    $4,785,236    $4,583,749    $4,493,792
Investing
  Activities         (35,417,062)   (30,564,641)  (32,301,411)   (8,283,278)  (24,068,573)
Financing
 Activities           26,068,148     24,318,591    27,149,664     2,971,162    20,669,262

OTHER INFORMATION:

Average Number of
  Shares
  Outstanding         13,844,056     11,177,294     9,504,806     8,078,877     6,627,344
Funds from
  Operations*         $9,680,489     $7,594,618     $6,289,381   $5,203,753    $4,220,279
Cash Dividends
  Per Share                  .58            .58            .58           .58        .5675

* Funds from operations (FFO), is defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts (REITs). The Company believes that FFO is helpful to investors as one of several measures of the performance of a REIT. FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost bases. The items excluded from FFO are significant components in understanding the Company's financial performance.

ITEM 6 - SELECTED FINANCIAL DATA, (CONT'D.)

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

The Company's FFO is calculated as follows:

                     2003       2002         2001       2000       1999
                     ____       ____         ____       ____       _____

Net Income       $6,120,343  $4,478,145   $4,123,054  $3,589,397  $3,796,760
Gain/Loss on
  Sales of
  Depreciable
  Assets                  -     175,376            -    (88,631)  (1,260,534)
Adjustment
  for
  Unconsolidated
  Partnerships            -            -           -           -      84,601
Depreciation      3,560,146    2,941,097   2,166,327   1,702,987   1,599,452

                  _________     _________  _________   _________   _________
FFO              $9,680,489   $7,594,618  $6,289,381  $5,203,753  $4,220,279
                 ==========   ==========  ==========  ==========  ==========

ITEM 6 - SELECTED FINANCIAL DATA, (CONT'D.)

                   SUMMARY OF OPERATIONS BY PROPERTY
                   FOR THE YEARS ENDED SEPTEMBER 30,

<CAPTION
                         2003        2002        2001        2000       1999
 Net Rental Income
      (Loss):
Somerset, New Jersey  $  293,177   $ 166,747    $270,716   $ 247,795  $ 257,143
Ramsey, New Jersey       232,785     222,078     114,702     157,488    165,994
Monaca, Pennsylvania     127,727     102,897     145,484     187,031    190,435
Monsey, New York             -0-         -0-        -0-         -0-     115,534
Orangeburg, New York     181,752     161,000     155,249     220,767    203,916
South Brunswick, New
 Jersey                  489,916     505,744     448,308     412,634    404,304
Greensboro, North
 Carolina                224,251     220,285     207,361     192,358    182,442
Jackson, Mississippi      91,898      88,510      78,996      72,937     70,372
Franklin,
 Massachusetts           356,356     330,752     307,996     278,733    259,637
Wichita, Kansas          142,352      67,243      53,132      31,117     23,714
Urbandale, Iowa           47,250      38,001      28,631      88,628    110,817
Richland,
 Mississippi              87,263      80,056      69,508      58,738     51,872
O'Fallon, Missouri       199,537     177,225     130,480     101,646     85,811
Virginia Beach,
 Virginia*                   -0-    (320,181)    (56,485)    110,359    107,227
Fayetteville, North
 Carolina                126,549     119,903     107,017      89,158     93,972
Schaumburg, Illinois     120,885     130,583     105,769      80,094     64,422
Burr Ridge, Illinois      41,206      39,595      33,355      41,756      9,448
Romulus, Michigan        130,652     118,385     104,130      93,874     90,261
Liberty, Missouri        264,945     243,747     222,353     206,755    120,806
Omaha, Nebraska          159,407     145,288     126,956     113,526    121,793
Charlottesville,
 Virginia                120,371     116,247     105,075      94,450     77,251
Jacksonville,
 Florida                 163,079      140,924     132,789    114,921    (18,300)
Union Township, Ohio      94,872       75,140      62,314     41,177        -0-
Richmond, Virginia       224,077      320,576     198,862         -0-       -0-
St. Joseph, Missouri     222,808      190,325     155,660         -0-       -0-
Newington,
 Connecticut              73,400       66,321      26,670         -0-       -0-
Cudahy, Wisconsin        109,891       88,637      35,275         -0-       -0-
Beltsville, Maryland     316,619      299,699     115,176         -0-       -0-
Granite City,
 Illinois                184,984      299,672        -0-          -0-       -0-
Monroe, North
 Carolina                164,180      185,450        -0-          -0-       -0-
Winston-Salem, North
 Carolina                149,097      123,007        -0-          -0-       -0-
Elgin, Illinois          133,700       55,468        -0-          -0-       -0-
Tolleson, Arizona        376,824          -0-        -0-          -0-       -0-
Ft. Myers, Florida       136,885          -0-        -0-          -0-       -0-
Edwardsville, Kansas      99,440          -0-        -0-          -0-       -0-
                         _______      _______     _______     _______   _______
   Net Rental
     Income            5,888,135    4,599,324   3,485,479  3,035,942  2,788,871
Net Investment and
  Other Income         2,204,780    1,583,425   1,613,977  1,253,695    465,602
   TOTAL               8,092,915    6,182,749   5,099,456  4,289,637  3,254,473
General &
  Administrative
  Expenses            (1,972,572)  (1,529,228)   (976,402)  (788,871)  (718,247)
                         _______      _______     _______    _______    _______
Income Before
  (Loss) Gain on
  Sale of  Assets-
  Investment
  Property             6,120,343   4,653,521    4,123,054  3,500,766  2,536,226
(Loss) Gain on Sale
  of Assets -
  Investment
  Property                   -0-    (175,376)         -0-     88,631  1,260,534
                      __________  __________    _________   _________  _________
      NET INCOME     $ 6,120,343  $4,478,145   $4,123,054 $ 3,589,397 $ 3,796,760
                      ==========  ==========    =========   =========   =========

*Sold in May, 2002.
                                Page 16

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

      The discussion and analysis of the Company's financial condition and results of operations are based upon the
Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

      Critical accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following critical accounting  policies  are  affected  by  our  more  significant judgments and estimates used in the preparation of the Company's financial statements. For a detailed description of these and other accounting policies, see Note 1 in the notes to the Company's financial statements included in this Form 10-K.

     Real Estate Investments

      The Company applies Financial Accounting Standards Board Statement No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (Statement 144) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

     Securities Available for Sale

     Investments in non-real estate assets consist primarily of marketable equity securities. Management reviews our marketable securities for impairment on an annual basis, or when events or circumstances occur. If a decline in fair value is determined to be other than temporary, an impairment charge is recognized in earnings and the cost basis of the individual security shall be written down to fair value as the new cost basis.

ITEM  7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

     Revenue Recognition

      Estimates are used to establish amounts receivable from tenants for such things as annualized rents, real estate taxes and other cost recoveries. In addition, an estimate is made with respect to whether a provision for allowance for doubtful accounts receivable is necessary. The allowance for doubtful accounts reflects management's estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be realized from cash receipts in subsequent periods. If cash receipts in subsequent periods vary from our estimates, or if the Company's tenants' financial condition deteriorates as a result of operating difficulties, additional changes to the allowance may be required.

Results of Operations

       The Company's activities primarily generate rental income. Net income for the fiscal year ended September 30, 2003 was $6,120,343 as compared to $4,478,145 in 2002 and
$4,123,054 in 2001. Net rental income, defined as rental and occupancy charges reduced by direct operating expenses, management fees, interest and depreciation, for the fiscal year ended September 30, 2003 was $5,888,135 as compared to $4,599,324 in 2002 and $3,485,479 in 2001.

     Net rental income increased $1,288,811 in 2003 as compared to 2002. The increase is due mainly to the addition of the net rental income related to the acquisitions of properties made in 2003 at Tolleson, Arizona, Ft. Myers, Florida and Edwardsville, Kansas and the selling of the property at Virginia Beach, Virginia in 2002 which had produced a net rental loss in 2002. The Company also paid off the mortgage on the Wichita, Kansas property during 2003 resulting in an interest savings in 2003 as compared to 2002. These increases were partially offset by a decrease in the net rental income at the Granite City, Illinois property due to a full year of depreciation in 2003 as compared with partial year depreciation in 2002.

     Net rental income increased $1,113,845 in 2002 as compared to 2001. The increase is due mainly to the addition of the net rental income related to the acquisitions of properties made in 2002 at Granite City, Illinois, Monroe, North Carolina,Winston-Salem, North Carolina and Elgin, Illinois and a full year of net rental income of the acquisitions of properties made in 2001. These increases were partially offset by decreases in net rental income at the Somerset, New Jersey property as a result of the main tenant going out of business and an increase in the net rental loss at the Virginia Beach, Virginia property. The Somerset, New Jersey space has been released under similar terms. The Virginia Beach property was sold in 2002.

      The Company also generated net investment income from its investments in securities available for sale and Hollister '97 LLC. These securities have an average dividend yield of approximately 8.6%. Net investment and other income, which includes interest and dividend income, realized gains on securities available for sale, net reduced by margin loan interest expense increased $621,355 in 2003 as compared to 2002 due primarily to an increase in dividend and interest income and an increase in the gain on sale of securities available for sale. Net investment and other income decreased $30,552 during 2002 as compared to 2001 primarily to sales of securities available for sale resulting in a decrease in dividend income. Gain on sales of securities available for sales transactions, net amounted to $1,018,862, $909,704 and $632,492 for 2003,
2002, and 2001, respectively.
                                Page 18

ITEM  7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)


     Interest expense increased $846,663 in 2003 as compared to 2002 and $1,468,658 in 2002 compared to 2001. The increases are primarily due to the acquisitions of three industrial properties in 2003 and four industrial properties in 2002.

      Real estate taxes increased $605,558 in 2003 as compared to 2002 and $125,813 in 2002 as compared to 2001 due to the property acquisitions. The tenants related to the acquisitions in 2003 and 2002 are subject to net leases which require the tenants to absorb the real estate taxes as well as insurance and the majority of the repairs and maintenance. As such, the Company is reimbursed by the tenants for these real estate taxes.

      Operating expenses increased $135,537 in 2003 as compared to 2002 and $178,727 in 2002 as compared to 2001. The increases in 2003 and 2002 are due mainly to insurance costs related to the new acquisitions and increased repairs and maintenance.

      Office and general expenses increased $441,996 in 2003 as compared to 2002 and increased $645,839 in 2002 as compared to 2001. The increases relate mainly to increases in personnel costs due to additional employees and increases in franchise taxes. The Company has been active in acquisitions and is expanding its operations. Total assets increased from approximately $86,000,000 as of September 30, 2000 to approximately $183,000,000 as of September 30, 2003.

      During 2002, the Company sold the warehouse facility in Virginia Beach, VA for a net loss of $175,376.

Off-Balance Sheet Arrangements

The Company has not executed any off-balance sheet arrangements

Liquidity and Capital Resources

      The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations. At September 30, 2003, the Company's shareholders' equity increased to $78,313,289 as compared to $59,005,016 at September 30, 2002 principally due to proceeds from the dividend reinvestment and stock purchase plan, and the proceeds from a private placement. See further discussion below.

      The Company's ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan, proceeds from private placements, and access to the capital markets. Purchases of new properties, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place demands on the Company's liquidity.

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

     The Company's focus is on real estate investments. During the past ten years, the Company purchased thirty-one net-leased warehouse facilities at an aggregate cost of approximately $166,200,000. The Company financed these purchases primarily through mortgages on its acquisitions. The Company also has a secured $10,000,000 line of credit of which approximately $6,600,000 was available at September 30, 2003. Interest is at the bank's floating prime (4.0% at September 30, 2003) and is due monthly. The line increases to $15,000,000 in May, 2004 and expires in April, 2006.

      During 2003, the Company made three acquisitions totaling approximately $26 million. The Company expects to make additional real estate investments from time to time. In 2004, the Company plans to acquire approximately $30,000,000 of net-leased industrial properties. The funds for these acquisitions may come from the Company's available line of credit, other bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan or private placements. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made. Funds generated are expected to be sufficient to meet debt service requirements and capital expenditures of the Company.

      The Company also invests in debt and equity securities of other REITs as a proxy for real estate when suitable acquisitions are not available, for liquidity, and for additional income. The Company from time to time may purchase these securities on margin when there is an adequate yield spread. The margin loans at September 30, 2003 totaled approximately $8,500,000. During fiscal 2003, the Company's securities portfolio increased by approximately $10,200,000 primarily due to purchases of approximately $16,300,000 and a change in the unrealized gain of approximately $985,000 partially offset by sales of approximately $8,092,000. During October, 2003, the Company sold approximately $3,959,000 in securities and recorded a gain of approximately $1,091,000. The sales were made to recognize a portion of the substantial unrealized gains in the security portfolio of existing at September 30, 2003. The securities portfolio at September 30, 2003 has experienced an increase in value from cost of approximately 13%.

       Cash flows provided from operating activities were $9,725,898, $6,792,043 and $4,785,236 for fiscal year 2003,
2002 and 2001, respectively. The increases in cash provided from operating activities resulted primarily from the operations of the property acquisitions of approximately $26,000,000 in 2003 and $32,000,000 in 2002.

      Cash flows used in investing activities were $35,417,062, $30,564,641, and $32,301,411 for fiscal year 2003, 2002 and
2001, respectively. Cash flows used in investing activities increased in 2003 as compared to 2002 due mainly to the increase in securities purchases and decreased in 2002 as compared to 2001 due mainly to decreased acquisitions in 2002 as compared to 2001.

ITEM  7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

       Cash flows provided from financing activities were $26,068,148, $24,318,591, and $27,149,664 for fiscal year 2003,
2002 and 2001, respectively. Cash flows provided from financing activities increased in 2003 as compared to 2002 due mainly to increases in cash from the issuance of common stock. The Company sold common stock in a private placement in 2003 for approximately $8,300,000 in addition to common stock sold through the Dividend Reinvestment and Stock Purchase Plan. See further explanation below. Cash flow provided from financing activities decreased in 2002 as compared to 2001 primarily due to less acquisitions made in 2002 compared to 2001 which resulted in less mortgage proceeds in 2002 as compared to 2001.

      At September 30, 2003, the Company had total liabilities of $104,860,585 and total assets of $183,173,874. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

      During 2003, the Company paid $7,987,624 as a dividend of $0.58 per share. Management anticipates maintaining the annual dividend rate of $0.58 per share although no assurances can be given since various economic factors can reduce the amount of cash flow available to the Company for dividends. Of the $7,987,624 in dividends paid, $3,327,957 was reinvested in the Dividend Reinvestment and Stock Purchase Plan.

     The Company has a Dividend Reinvestment and Stock Purchase Plan, (the Plan), in which participants purchase stock from the Company at a discount of approximately 95% of market price. During 2003, a total of $11,887,869 in additional capital was raised. The success of the Plan has resulted in a substantial improvement in the Company's liquidity and capital resources in 2003. It is anticipated, although no assurances can be given, that a comparable level of participation will continue in the Plan in fiscal 2004. Therefore, the Company anticipates that the Plan will result in further increased liquidity and capital resources in fiscal 2004.

     On February 27, 2003, the Company sold 1,257,253 shares in a private placement with Palisade Concentrated Equity
Partnership, L.P. for cash of $8,324,901 or $6.6215 a share. The proceeds of the private placement were used to pay down the Company's outstanding credit facility and will be used for working capital. The Company paid approximately $107,000 in offering costs which were offset from the proceeds received.

     During the year ended September 30, 2003, two directors exercised their stock options and purchased 9,500 shares for a total of $52,875. During the year ended September 30, 2002, nine officers, directors and key employees exercised their stock options and purchased 255,000 shares for a total of
$1,617,488. Of this amount, 225,000 shares, for a total of $1,617,488, were exercised through the issuance of notes receivable from officers. These notes receivable are at an interest rate of 5%, mature on April 30, 2012 and are collateralized by the underlying common shares. As of September 30, 2003, the balance of these notes receivable was $1,325,001.

ITEM  7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board
(FASB)   issued   FASB  Interpretation   No.   46   (FIN   46),
"Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", which addresses consolidation by business enterprises of variable interest entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, the effective date was deferred until the end of the first interim or annual period ending after December 15, 2003, for certain interests held by a public entity in certain variable interest entities or potential variable interest entities created before February 1, 2003. Management believes that this Interpretation will not have a material impact on the Company's financial statements.

      In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. Management believes that this Statement will not have a material impact on the Company's financial statements.

       In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On October 29, 2003, the FASB voted to indefinitely defer certain provisions of this statement relating to non-controlling (minority) interests in finite-like entities. Management believes that this Statement will not have a material impact on the Company's financial statements.

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

     The following table sets forth information as of September
30, 2003, concerning the Company's debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value:



Long -Term
  Debt:                                       Average
Fixed Rate               Carrying Value    Interest Rate   Fair Value
                           __________       __________    __________

          2004              $207,819            7.50%
          2005               962,452            7.00%
          2006             2,801,133                -
          2007                   -0-            7.80%
          2008             1,468,719            8.50%
          Thereafter      85,469,176            7.15%
                         ___________
          Total          $90,909,299            7.19%     $95,315,781
                         ===========

ITEM  7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS  OF  FINANCIAL
CONDITION
         AND RESULTS OF OPERATIONS (CONT'D.)

      The Company also has $3,361,198 in variable rate debt maturing in April, 2006. This debt is a line of credit. The interest is at the bank's floating prime rate and is due monthly. The interest rate was 4.0% at September 30, 2003. Additionally, the Company has $8,512,853 in variable rate debt due on demand. This debt is primarily margin loans secured by marketable securities. The interest rates on these loans range from 2.75% to 3.75% at September 30, 2003. The carrying value of the Company's variable rate debt approximates fair value at September 30, 2003.

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

       The  following  is  the  Unaudited   Selected  Quarterly
Financial Data:

             SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                          THREE MONTHS ENDED

FISCAL 2003          12/31/02     03/31/03       06/30/03        09/30/03

Total Income          $4,588,030  $4,701,257      $5,798,227      $5,618,291
Total Expenses         3,149,602   3,559,128       3,767,316       4,109,416
Net Income             1,438,428   1,142,129       2,030,911       1,508,875
Net Income per
  Share                      .12         .08             .14             .10

FISCAL 2002          12/31/01      3/31/02       6/30/02         9/30/02

Total Income          $3,768,291  $4,082,895      $4,541,434      $4,173,974
Total Expenses         2,565,946   3,009,853       2,978,770       3,358,504
Net Income             1,202,345   1,073,042       1,387,289      815,469(1)
Net Income Per
  Share                      .12         .10             .12             .06

  (1) Decrease due primarily to an increase in professional fees and insurance costs.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 9A - CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

      The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the Directors and Executive Officers of the Company as of September 30, 2003:

                      Present Position with the Company;
                      Business Experience During Past     Director
      Name       Age  Five Years; Other Directorships       Since
      ____       ___  _______________________________     ________
Ernest V.         85  Secretary/Treasurer    (1968     to    1968
Bencivenga            present)  and Director.   Financial
                      Consultant   (1976   to   present);
                      Treasurer  and  Director  (1961  to
                      present)  and  Secretary  (1967  to
                      present)   of   Monmouth    Capital
                      Corporation,  an affiliate  of  the
                      Company;   Treasurer  and  Director
                      (1969      to     present)      and
                      Secretary/Treasurer    (1984     to
                      present)  of  United Mobile  Homes,
                      Inc., an affiliated company.

Anna T. Chew      45  Chief  Financial Officer  (1991  to    1993
                      present)  and Director.   Certified
                      Public  Accountant.  Vice President
                      (1995   to  present)  and  Director
                      (1994  to present) of United Mobile
                      Homes,    Inc.,    an    affiliated
                      company.   Chief Financial  Officer
                      (1991   to   present  of   Monmouth
                      Capital  Corporation, an affiliated
                      company.

Daniel D.        48   Director. Attorney at Law (1982  to    1989
Cronheim              present);       Executive      Vice
                      President  (1989  to  present)  and
                      General  Counsel (1983 to  present)
                      of David Cronheim Company.

Matthew I.       44   Director.   Attorney at  law  (1985    2000
Hirsch                to  present); Adjunct Professor  of
                      Law   (1993  to  present)   Widener
                      University School of Law.

Charles P.       66   Director.     Investor;    Director    1974
Kaempffer             (1970   to   present)  of  Monmouth
                      Capital  Corporation, an affiliated
                      company;    Director    (1969    to
                      present)  of  United Mobile  Homes,
                      Inc.,    an   affiliated   company.
                      Vice  Chairman  and Director  (1996
                      to  present) of Community  Bank  of
                      New Jersey.

Eugene W. Landy  70   President  (1968  to  present)  and    1968
                      Director.    Attorney    at    Law;
                      President  and  Director  (1961  to
                      present)   of   Monmouth    Capital
                      Corporation,     an      affiliated
                      company;  Chairman  of  the   Board
                      (1995  to present), President (1969
                      to   present)   of  United   Mobile
                      Homes,    Inc.,    an    affiliated
                      company.
                                    Page 26

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
          (CONT'D.)

                      Present Position with the Company;
                      Business Experience During Past     Director
      Name       Age  Five Years; Other Directorships       Since
      ____       ___  _______________________________     _______
Samuel A. Landy  43   Director.   Attorney at  Law  (1985    1989
                      to  present);  President  (1995  to
                      present), Vice President  (1991  to
                      1995)   and   Director   (1992   to
                      present)  of  United Mobile  Homes,
                      Inc.,    an   affiliated   company;
                      Director   (1994  to  present)   of
                      Monmouth  Capital  Corporation,  an
                      affiliated company.

Cynthia J.       34   Executive   Vice   President    and    2002
Morgenstern           Director.  Vice President (1996  to
                      2001) Summit Bank, Commercial  Real
                      Estate Division.

John R. Sampson  49   Director. Senior Portfolio  Manager    2001
                      at   Fox  Asset  Management,   Inc.
                      (1998  to  present);  Principal  at
                      Pharos   Management  and  Principia
                      Partners   LLC   (1995   to   1998)
                      specializing   in   fixed    income
                      consulting  and  research  for  the
                      securities industry.

Peter J.         56   Director.  Investor;  Director   of    2001
Weidhorn              real                         estate
                      management/acquisitions at  Kushner
                      Companies (2000-2003); Chairman  of
                      the    Board,   President/CEO   WNY
                      Group,    Inc.   a   real    estate
                      investment  trust  that  owned  and
                      operated 8,000 apartments prior  to
                      its  sale  to the Kushner Companies
                      (1998-2000);      Director      BNP
                      Residential Properties, Inc.  (2001
                      to     present);    Director    The
                      Community  Development Trust,  Inc.
                      (2003  to present); Trustee of  the
                      CentraState  Healthcare Foundation,
                      Inc.  and Vice Chairman and Trustee
                      of the Union for Reform Judaism.

Stephen B.       49   Director.   Principal of U.S.  Real    2003
Wolgin                Estate  Advisors,  Inc.  (2000   to
                      present),  a  real estate  advisory
                      services  group based in New  York;
                      Principal   of  the  Wolgin   Group
                      (2000-2003);   prior   affiliations
                      with     J.P.    Morgan,    Odyssey
                      Associates,  The Prudential  Realty
                      Group,     Standard    &     Poor's
                      Corporation, and Grubb and Ellis.

     ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
              (CONT'D.)


Audit Committee

      The Company's Board of Directors has determined that at least one member of the Audit Committee is a financial expert.


Delinquent Filers

      There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management's knowledge.


Code of Ethics

      The Company has adopted the Code of Business Conduct  and
Ethics    (the  Code of Ethics).  The  Code of  Ethics   can be
found at the  Company's   website  at www.mreic.com, as well as
attached to this filing at Exhibit 14.



ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

       The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 2003, 2002 and 2001 to the Chairman of the Board and President, and Executive Vice President. There were no other executive officers whose aggregate cash compensation exceeded $100,000:

                                  Annual Compensation
Name and
Principal                                     Options
Position          Year    Salary     Bonus    Granted       Other
                  ____    ______     _____    _______       _____

Eugene W. Landy   2003    $150,000    $30,000    65,000     $94,000(1)
Chairman of the   2002     150,000     30,000    65,000     75,300 (1)
  Board and       2001     150,000     30,000    65,000    105,200 (1)
  President

Cynthia           2003    $139,077     $9,615       -0-   $21,905(2)
Morgenstern       2002    121,250       8,462    50,000     6,438(2)
Executive Vice    2001     78,269         -0-       -0-       -0-
President




(1) Represents Director's fees of $17,500, $16,300 and $8,700 for 2003, 2002 and 2001, respectively, paid to Mr. Landy; accrual for pension and other benefits of $59,000, $59,000 and $49,000 for 2003, 2002 and 2001, respectively, in accordance with Mr. Landy's employment contract; and legal fees of $17,500, $-0- and $47,500 for 2003, 2002 and 2001, respectively.

(2) Represents Director's fees and discretionary contributions by the Company to the Company's 401(k) Plan allocated to an account of the named executive officer.

ITEM 11 - EXECUTIVE COMPENSATION, (CONT'D.)

Stock Option Plan

     The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended
September 30, 2003:


                                                          Potential Realized
                                                          Value at Assumed
                           Percent   Price                   Annual
                 Options  Granted to  Per    Expiration   Rates for Option
Name             Granted  Employees  Share      Date        5%       10%

Eugene W. Landy  65,000     100%     $6.90     1/22/11   $181,500 $465,500


      The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at September 30, 2003:


                                                            Value of
                                        Number of         Unexercised
                                        Unexercised          Options
                                    Options at Year-End    At Year-End
             Shares       Value         Exercisable/      Exercisable/
Name        Exercised    Realized      Unexercisable      Unexercisable

Eugene W.     -0-          N/A        195,000/65,000    $320,775/$78,650
Landy

Cynthia
Morgenstern   -0-          N/A          50,000/-0-        $49,000/-0-

Employment Agreements

      On December 9, 1994, the Company and Eugene W. Landy entered into an Employment Agreement under which Mr. Landy receives an annual base compensation of $150,000 (as amended, increased in 2001), plus bonuses and customary fringe benefits, including health insurance and five weeks vacation. Additionally, there will be bonuses awarded as voted by the Board of Directors. The Employment Agreement is terminable by either party at any time, subject to certain notice requirements. On severance of employment for any reason, Mr. Landy will receive severance of $300,000, payable $100,000 on severance and $100,000 on the first and second anniversaries of
severance.       In  the  event  of  disability,  Mr.   Landy's
compensation shall continue for a period of three years, payable monthly. On retirement, Mr. Landy shall receive a pension of $40,000 a year for ten years, payable in monthly installments. In the event of death, Mr. Landy's designated beneficiary shall receive $300,000, $150,000 thirty days after death and the balance one year after death. The Employment agreement terminated December 31, 2000, and was automatically renewed and extended for successive one-year periods.

     Effective January 15, 2003, the Company and Cynthia J. Morgenstern entered into a one year employment agreement under which Ms. Morgenstern receives an annual base salary of $145,000 plus bonuses and customary fringe benefits. In the event of disability, her salary shall continue for a period of two years.

ITEM 11 - EXECUTIVE COMPENSATION, (CONT'D.)

Other Information

      During 2001, the Directors received a fee of $1,000 for each Board Meeting attended, and an additional fixed annual fee of $7,600 payable quarterly. Effective April 1, 2002, the meeting fee was increased to $1,500 and the fixed annual fee was increased to $10,000. Directors appointed to house committees receive $150 for each meeting attended. Those specific committees are Compensation Committee, Audit Committee and Stock Option Committee.

     Except as provided in the specific agreements described above, the Company has no pension or other post-retirement plans in effect for Officers, Directors or employees and, at present, has no intention of instituting such plans.

     Daniel D. Cronheim is a Director of the Company and Executive Vice President of David Cronheim Company. The David Cronheim Company received $14,377 in lease brokerage commissions in 2003. Cronheim Management Services, a division of David Cronheim Company, received the sum of $258,626 in 2003 for management fees. In 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income on certain properties for management fees. Cronheim Management Services provides sub-agents as regional managers for the Company's properties and compensates them out of this management fee. Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

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

ITEM 11 - EXECUTIVE COMPENSATION, (CONT'D.)

Evaluation

      The Company's funds from operations continue to increase. The Committee reviewed the growth of the Company and progress made by Eugene W. Landy, Chief Executive Officer and whether his accomplishments met the bonus goals outlined in his employment contract. His base compensation under this contract was increased in 2001 to $150,000 per year, and his bonus for 2003 was $30,000.
                        Compensation Committee:
                        Daniel   D. Cronheim
                        Matthew  I. Hirsch

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



            Monmouth
          Real Estate
           Investment
 Year     Corporation      NAREIT      S&P 500

 1998         100           100          100
 1999          95            91          126
 2000         101           109          141
 2001         135           124          102
 2002         168           136           80
 2003         210           172           98

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The  following table lists information with respect to the beneficial ownership of the Company's Common Stock (the Shares)
as of September 30, 2003 by:

     -   each  person known by the Company to beneficially  own
     more  than       five percent of the Company's outstanding
     Shares;

     -  the Company's directors;

     -  the Company's executive officers; and

     -   all  of the Company's executive officers and directors
     as a   group.

     Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person's address is c/o Monmouth Real Estate Investment Corporation,
Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728. In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of September 30, 2003 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

                                                           Percentage
                                   Amount and Nature       of Shares
        Name and Address             of Beneficial          Outstanding
      of Beneficial Owner            Ownership (1)            (2)
      ___________________          _________________       _________

United Mobile Homes, Inc.
3499 Route 9, Suite 3-C
Freehold, NJ  07728                       794,480            5.27%

Oakland Financial Corporation
34200  Mound Road
Sterling Heights, MI  48310             1,073,618 (3)        7.11%

Palisades Capital Management LLC
One Bridge Plaza
Suite 695
Fort Lee, NJ  07027                     1,257,253            8.33%

Ernest V. Bencivenga                       47,255 (4)        0.31%

Anna T. Chew                               96,896 (5)        0.64%

Daniel D. Cronheim                         60,289(6)         0.40%

Matthew I. Hirsch                          44,186 (7)        0.29%

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT, (CONT'D.)

                                                           Percentage
                                   Amount and Nature       of Shares
        Name and Address             of Beneficial          Outstanding
      of Beneficial Owner            Ownership (1)            (2)
      ___________________           ________________       __________

Charles P. Kaempffer                   68,012 (8)            0.45%

Eugene W. Landy                       851,842 (9)            5.57%

Samuel A. Landy                       227,860 (10)           1.51%

Cynthia J. Morgenstern                 56,608 (11)           0.37%

John R. Sampson                        40,687 (12)           0.27%

Peter J. Weidhorn                      21,000 (13)           0.14%

Stephen B. Wolgin                       2,500                0.02%

Directors and Officers as a         1,517,135 (14)           9.79%
  Group

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)   Based on the number of shares outstanding on September
  30, 2003 which was 15,090,649.

(3) Based upon correspondence dated October 21, 2003 from Oakland Financial Corporation (Oakland), Liberty
  Bell          Agency,  Inc.  (Liberty  Bell),  and   Cherokee
  Insurance Company (Cherokee), as of June 30, 2003, Oakland owns 6,833 Shares, Liberty Bell owns 580,436 Shares and Cherokee owns 452,074 Shares, and Matthew T. Moroun owns 34,275 Shares. Amendment No. 2 to Schedule 13-D dated October 1, 2002 filed with the SEC by Oakland, indicates that Oakland shares voting and dispositive power with respect to those Shares with Liberty Bell and Cherokee, both of which are wholly-owned subsidiaries of Oakland. Matthew
  T. Moroun is the Chairman of the Board and controlling stockholder of Oakland, Liberty Bell and Cherokee.

(4)   Includes 15,000 Shares issuable upon exercise of a Stock
  Option.

(5)    Includes (a) 35,863 Shares owned jointly with Ms. Chew's
  husband;  and  (2)  11,033 Shares held in Ms.  Chew's  401(k)
  Plan.   Includes 50,000 Shares issuable upon  exercise  of  a
  Stock Option.

(6)  Includes 15,000 Shares issuable upon exercise of a Stock
  Option.

(7)   Owned  jointly  with Mr. Hirsch's wife.  Includes  15,500
  Shares issuable upon exercise of a Stock Option.

(8)    Includes  15,534 Shares owned b y Mr. Kaempffer's  wife:
  (b) 1,080 Shares in joint name with Mrs. Kaempffer; and (c) 1,425 Shares held in the Charles P. Kaempffer Defined Benefit Pension Plan of which Mr. Kaempffer is Trustee with power to vote. Includes 15,000 Shares issuable upon exercise of a Stock Option.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT, (CONT'D.)

 (9) Includes 83,405 Shares owned by Mr. Landy's wife; (b) 161,764 Shares held in the Landy & Landy Employees' Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote; (c) 126,585 Shares held in the Landy & Landy Employees' Pension Plan of which Mr. Landy is a Trustee with power to vote; and (d) 60,000 Shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, of which Mr. Landy has power to vote. Includes 195,000 shares issuable upon exercise of Stock Options. Excludes 65,000 Shares issuable upon exercise of a Stock Option, which Stock Option is not exercisable until January 22, 2004.

(10) Includes 6,546 Shares owned by Mr. Landy's wife; (b) 72,927 Shares held in custodial accounts for Mr. Landy's minor children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote; (c) 1,000 Shares held in the Samuel Landy Family Limited Partnership and; (d) 29,822 Shares held in Mr. Landy's 401(k) Plan. Includes 15,000 Shares issuable upon exercise of a Stock Option.

(11)   Includes  557  Shares held in Ms.  Morgenstern's  401(k)
  Plan.    Includes 50,000 Shares issuable upon exercise  of  a
  Stock Option.

(12) Includes 2,000 Shares held in custodial accounts for Mr. Sampson's minor children under the New Jersey Uniform Gifts to Minors Act in which he disclaims any beneficial interest but has power to vote. Includes 20,000 Shares issuable upon exercise of a Stock Option.

(13)   Includes 15,000 Shares issuable upon exercise of a Stock
  Option.

(14)     Excludes 794,480 Shares (5.27%) owned by United Mobile
  Homes,  Inc.  Eugene W. Landy owns beneficially approximately
  10% of the shares of United Mobile Homes, Inc.

There are no equity compensation plans other than the 1997
Stock Option Plan. See Note 7 in the notes to the financial statements for a description of that plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      Certain relationships and related party transactions are incorporated herein by reference to Item 14 (a) (1) (vi) Note 9 of the Notes to the Financial Statements - Related Party
Transactions.

ITEM 14  - PRINCIPAL  ACCOUNTING FEES AND SERVICES

This item is not applicable since this report is filed for a period ending prior to December 15, 2003.

                                PART IV


ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

                                                           PAGE(S)

(a) (1) The following Financial Statements are filed as part of this report:

    (i) Independent Auditors' Report                         37

   (ii) Balance Sheets as of September 30, 2003 and          38
        2002

  (iii) Statements of Income for the years ended
        September 30, 2003, 2002 and 2001                    39

   (iv) Statements of Shareholders' Equity for the
        years ended September 30, 2003, 2002 and 2001       40-41

    (v) Statements of Cash Flows for the years ended
        September 30, 2003, 2002 and 2001                    42

   (vi) Notes to the Financial Statements                   43-62

(a) (2) The following Financial Statement Schedule is filed as part of this report:

    (i) Schedule III - Real Estate and Accumulated
        Depreciation as of September 30, 2003               63-64

     All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes hereto.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)    Exhibits
(3)

(2)    Plan of Acquisition, Reorganization, Arrangement, Liquidation, or
       Succession
       (i)  Reference is hereby    made  to  the Agreement and Plan of
            Merger dated  April 23,1990    by  and    between Monmouth
            Real  Estate Investment Trust  and  Monmouth   Real Estate
            Investment   Corporation   filed     with   The Securities
            and  Exchange  Commission   on   April 3, 1990 on Form S-4
            (Registration No. 33-34103).
       (ii) Reference   is hereby made to  the Agreement  and  Plan of
            Merger dated March 24, 2003 by and between MREIC Maryland,
            Inc., a   Maryland corporation  ("Monmouth Maryland"), and
            Monmouth     Real     Estate  Investment   Corporation,  a
            Delaware  corporation ("Monmouth Delaware")   filed   with
            The Securities and Exchange Commission on April 7, 2003 in The 2002 proxy (Registration No. 000-04258).

(3)           Articles of Incorporation and By-Laws
       (i)  Reference is hereby made  to the Articles of Incorporation
            of MREIC  Maryland, Inc.    filed with The  Securities and
            Exchange   Commission   on  April 7, 2003   in   the  2002
            proxy (Registration No. 000-04258).
        (ii) Reference  is   hereby   made  to  the   Bylaws  of  MREIC
            Maryland, Inc. filed with  the Securities  and    Exchange
            Commission  on   April 7, 2003   in    the   2002    proxy
            (Registration No. 000-04258).

(10)           Material Contracts
       (i)  Employment     Agreement    with    Mr.   Eugene  W.  Landy
            dated December 9, 1994 is incorporated by reference to that
            filed       with the Company's Form 10-K filed with    The
            Securities  and  Exchange Commission on December 28, 1994.
       (ii) Employment  Agreement  with Mr. Ernest V. Bencivenga dated
            November 9, 1993   is    incorporated by reference to that
            Filed  with   the   Company's  Form  10-K filed   with The
            Securities and Exchange Commission on December 28, 1994.
       (iii)Employment Agreement with Cynthia J. Morgenstern dated January 15, 2003.

(14)        Code of Business Conduct and Ethics.

(23)        Consent of KPMG LLP.

(31.1) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Sectiion 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification pursuant to 18 U.S.C.Section 1350 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K  - None
                                Page 36

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

In  our  opinion,  the financial statements referred  to  above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG LLP


Short Hills, New Jersey
December 12, 2003



              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                            BALANCE SHEETS
                          AS OF SEPTEMBER 30,

ASSETS                                                2003          2002
______                                                ____      ____


Real Estate Investments:
  Land                                         $    25,426,213  $   21,011,214
  Buildings, Improvements and Equipment,
    net of Accumulated  Depreciation of
    $17,429,990 and $13,869,844,
    respectively                                  127,344,122      108,096,042
                                                  ___________      ___________
  Total Real Estate Investments                   152,770,335      129,107,256

Cash and Cash Equivalents                           1,070,556          693,572
Securities Available for Sale at Fair
  Value                                            25,421,551       15,223,942
Interest and Other Receivables                      1,364,885          909,234
Prepaid Expenses                                      117,450           37,674
Financing Costs - Net of Accumulated
  Amortization                                      1,193,157        1,010,473
Lease Costs - Net of Accumulated
  Amortization                                        108,539          125,809
Investments in Hollister '97, LLC                     900,399          900,399
Other Assets                                          227,002        1,003,134
                                                  ___________       ___________
TOTAL ASSETS                                   $  183,173,874   $  149,011,493
                                                  ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgage Notes Payable                         $   90,909,299   $   78,220,163
Loans Payable                                      12,324,926       10,775,467
Other Liabilities                                   1,626,360        1,010,847
                                                  ___________      ___________
    Total Liabilities                             104,860,585       90,006,477
                                                  ___________       ___________
Shareholders' Equity:
Common Stock  - $.01 Par Value,
  20,000,000 Shares  Authorized;
  15,090,649 and 12,132,748 Shares
  Issued and  Outstanding in 2003 and
  2002, respectively                                  150,906          121,327
Excess Stock - $.01 Par Value, 5,000,000
  Shares Authorized; No Shares Issued or
  Outstanding                                             -0-              -0-
Additional Paid-In Capital                         76,657,545       58,388,761
Accumulated Other Comprehensive Income              2,829,839        1,844,929
Loans to Officers, Directors and Key
  Employees                                        (1,325,001)      (1,350,001)
Undistributed Income                                      -0-               -0-
                                                   ___________      ___________
   Total Shareholders' Equity                      78,313,289       59,005,016
                                                  ___________    ___________
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY       $  183,173,874  $   149,011,493
                                                  ===========      ===========

          See Accompanying Notes to the Financial Statements



              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                         STATEMENTS OF INCOME
                   FOR THE YEARS ENDED SEPTEMBER 30,

                                            2003          2002           2001
                                            ____          ____           ____
INCOME:

   Rental and Occupancy Charges          $17,888,495  $14,519,670     $10,524,575
   Interest and Dividend Income            1,798,448    1,137,220       1,751,137
   Gain on Securities Available
     For Sale Transactions, Net            1,018,862      909,704         632,492
                                         ___________  ___________     ___________
TOTAL INCOME                              20,705,805   16,566,594      12,908,204
                                         ___________  ___________     ___________
EXPENSES:

   Interest Expense                        6,906,078    6,059,415       4,590,757
   Management Fees                           258,626      245,597         220,521
   Real Estate Taxes                         971,199      365,641         239,828
   Professional Fees                         278,823      291,816         464,826
   Operating Expenses                        904,316      768,779         590,052
   Office and General Expense              1,517,624    1,075,628         429,789
   Director Fees                             188,650      165,100          83,050
   Depreciation                            3,560,146    2,941,097       2,166,327
                                         ___________   ___________      _________
TOTAL EXPENSES                            14,585,462   11,913,073       8,785,150
                                         ___________  ___________     ___________
   Income Before Gains                     6,120,343    4,653,521       4,123,054
   (Loss) Gain on Sale of Assets -
     Investment Property                         -0-    (175,376)             -0-
                                         ___________  ___________     ___________
         NET INCOME                       $6,120,343   $4,478,145     $ 4,123,054
                                         ===========  ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                  13,844,056   11,177,294       9,504,806
                                         ===========  ===========     ===========
   Diluted                                13,872,650   11,196,388       9,506,644
                                         ===========  ===========     ===========
PER SHARE INFORMATION:

   Income Before Gains                    $      .44     $    .42        $    .43
   Loss (Gain) on Sale of Assets -
     Investment Property                         -0-        (.02)             -0-
                                         ___________   ___________     ___________
NET INCOME - PER SHARE
    BASIC AND DILUTED                     $      .44     $    .40        $    .43
                                         ===========  ===========      ===========

          See Accompanying Notes to the Financial Statements


              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                  STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001


                                                                             Loans to
                                                                            Officers,
                                                             Additional     Directors
                                      Common Stock Issued      Paid-In        And Key
                                    Number        Amount         Capital    Employees
                                    ______        ______       ______        ______

Balance September 30, 2000        8,707,960      $87,080     $41,530,173         -0-

Shares Issued in
  Connection with
  the Dividend
  Reinvestment and
  Stock Purchase Plan             1,556,768       15,567       8,164,278          -0-
Distributions                           -0-          -0-      (1,409,604)         -0-
Net Income                              -0-          -0-             -0-          -0-
Unrealized Net Holding Gains
  on Securities Available for
  Sale                                  -0-          -0-             -0-          -0-
                                  _________    _________       _________      _________
Balance September 30, 2001       10,264,728      102,647      48,284,847           -0-

Shares Issued in Connection
  with the Dividend
  Reinvestment and
  Stock Purchase Plan             1,613,020       16,130      10,519,181           -0-
Shares Issued through the
  Exercise of  Stock Options        255,000        2,550       1,614,938     (1,439,363)
Distributions                           -0-          -0-      (2,030,205)          -0-
Payments on Loans to Officers,
  Directors and Key Employees           -0-          -0-            -0-           89,362
Net Income                              -0-          -0-            -0-            -0-
Unrealized Net Holding Gains
  on Securities Available for
  Sale Net of Reclassification
  Adjustment                            -0-          -0-            -0-            -0-
                                  _________    _________       _________       _________
Balance September 30, 2002       12,132,748      121,327      58,388,761      (1,350,001)

Shares Issued in Connection
  with the Dividend
  Reinvestment and
  Stock Purchase Plan             1,691,148       16,911      11,870,958           -0-
Shares Issued in Connection
  With a Private Placement
  (net of offering costs of
  $106,826)                       1,257,253       12,573       8,205,502           -0-
Shares Issued through the
  Exercise of  Stock Options          9,500           95          52,780           -0-
Distributions                           -0-          -0-      (1,867,281)          -0-
Payments on Loans to Officers,
  Directors and Key Employees           -0-          -0-             -0-         25,000
Net Income                              -0-          -0-             -0-            -0-
Stock Compensation Expense              -0-          -0-           6,825            -0-
Unrealized Net Holding Gains
  on Securities Available for
  Sale Net of Reclassification
  Adjustment                            -0-          -0-             -0-            -0-
                                  _________    _________       _________      _________
Balance September 30, 2003       15,090,649     $150,906     $76,657,545    $(1,325,001)
                                   ========     ========        ========       ========


          See Accompanying Notes to the Financial Statements
                                Page 40



              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                  STATEMENTS OF SHAREHOLDERS' EQUITY
    FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001, CONT'D.


                                                     Accumulated
                                                       Other
                                  Undistributed     Comprehensive     Comprehensive
                                     Income         Income (Loss)        Income

Balance September 30, 2000                  -0-         $(603,327)

Shares Issued in
  Connection with
  the Dividend
  Reinvestment and
  Stock Purchase Plan                       -0-               -0-
Distributions                       (4,123,054)               -0-
Net Income                           4,123,054                -0-        $4,123,054
Unrealized Net Holding
  Gains on Securities
  Available for Sale                        -0-         2,145,372         2,145,372
                                       ________          ________          ________
Balance September 30, 2001                  -0-         1,542,045        $6,268,426
                                                                           ========
Shares Issued in Connection
  with the Dividend
  Reinvestment and
  Stock Purchase Plan                       -0-               -0-
Shares Issued through the
  Exercise of  Stock Options                -0-               -0-
Distributions                       (4,478,145)               -0-
Payments on Loans to Officers,
  Directors and Key Employees               -0-               -0-
Net Income                            4,478,145               -0-        $4,478,145
Unrealized Net Holding Gains
  on Securities Available for
  Sale Net of Reclassification
  Adjustment                                -0-           302,884           302,884
                                       ________          ________          ________
Balance September 30, 2002              $   -0-       $ 1,844,929        $4,781,029
                                                                           ========
Shares Issued in Connection
  with the Dividend
  Reinvestment and
  Stock Purchase Plan                       -0-               -0-
Shares Issued in Connection
  with a Private Placement
  (net of offering costs of
  $106,826)                                 -0-               -0-
Shares Issued through the
  Exercise of Stock Options                 -0-               -0-
Distributions                       (6,120,343)               -0-
Payments on Loans to Officers,
  Directors and Key Employees               -0-               -0-
Net Income                            6,120,343                          $6,120,343
Stock Compensation Expense                  -0-               -0-
Unrealized Net Holding Gains on
  Securities Available for Sale
  Net of Reclassification
  Adjustment                                -0-           984,910           984,910
                                       ________          ________          ________
Balance September 30, 2003              $   -0-        $2,829,839        $7,105,253
                                       ========          ========          ========

          See Accompanying Notes to the Financial Statements
                                Page 41


              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                       STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED SEPTEMBER 30,

                                           2003            2002            2001
                                           ____            ____            ____

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                            $6,120,343     $4,478,145     $4,123,054
  Noncash Items Included in Net
    Income:
  Depreciation                           3,560,146      2,941,097      2,166,327
  Amortization                             253,786        187,323        141,479
  Stock Compensation Expense                 6,825            -0-            -0-
 Loss on Sales of Assets-Investment
   Property                                    -0-        175,376            -0-

 Gains on Sales of Securities           (1,018,862)      (909,704)      (632,492)
 Changes in:
   Interest & Other Receivables           (455,651)       (62,104)      (130,386)
   Prepaid Expenses                        (79,776)        15,583          1,551
   Other Assets and Lease Costs            723,574       (170,304)      (895,772)
   Other Liabilities                       615,513        136,631         11,475
                                        __________       __________      __________
 NET CASH PROVIDED FROM
   OPERATING ACTIVITIES                  9,725,898      6,792,043       4,785,236
                                        __________       __________      __________
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to Land, Buildings and
   Improvements                        (27,223,225)    (31,520,915)    (38,994,718)

 Proceeds from Sale of Assets-
   Investment Property                         -0-       2,019,270             -0-

 Distribution from Hollister '97 LLC           -0-             -0-          25,000
 Purchase of Securities Available
   for Sale                           (16,286,262)      (5,706,901)       (828,963)
 Proceeds from Sale of Securities
   Available for Sale                    8,092,425       4,643,905       7,497,270

                                        __________     __________        __________
NET CASH USED IN INVESTING            (35,417,062)     (30,564,641)    (32,301,411)
                                        __________     __________        __________
CASH FLOW FROM FINANCING ACTIVITIES
 Proceeds from Mortgages               19,100,000      23,350,000       27,220,000
 Proceeds from Loans                   20,972,865      16,070,530       17,243,367
 Principal Payments on Mortgages       (6,410,864)     (5,554,591)      (2,899,989)
 Principal Payments of Loans          (19,423,406)    (13,500,024)     (17,060,901)
 Financing Costs on Debt                 (366,642)       (341,772)              -0-
 Proceeds from Issuance of  Common
   Stock                               16,777,987       8,271,484        6,308,324
 Proceeds from Exercise of Options         52,875         178,125               -0-
 Dividends Paid                        (4,659,667)     (4,244,523)      (3,661,137)
 Payments on Loans to Officers,
   Directors and Key Employees             25,000          89,362              -0-

                                        __________       __________      __________
NET CASH PROVIDED FROM FINANCING
    ACTIVITIES                          26,068,148      24,318,591      27,149,664
                                        __________       __________      __________
Net Increase (Decrease) in Cash and
   Cash Equivalents                        376,984          545,993       (366,511)
Cash and Cash Equivalents at
   Beginning of Year                       693,572          147,579        514,090
                                        __________       __________      __________
CASH AND CASH EQUIVALENTS AT END
   OF YEAR                              $1,070,556        $ 693,572      $ 147,579

                                        ==========       ==========      ==========




          See Accompanying Notes to the Financial Statements
                                Page 42

              MONMOUTH REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO THE FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

     Description of the Business

      Monmouth Real Estate Investment Corporation (the Company) operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of September 30, 2003 and 2002, rental properties consist of thirty-three and thirty commercial holdings, respectively. These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland and Arizona. The Company also owns a portfolio of investment securities.

       On May 15, 2003, Monmouth Real Estate Investment Corporation changed its state of incorporation from Delaware to Maryland (the Reincorporation). The Reincorporation was approved by the Company's shareholders at the Company's annual meeting on May 6, 2003.

      The Reincorporation was accomplished by the merger (the Merger) of the Company with and into its holly-owned subsidiary, MREIC Maryland, Inc., a Maryland Corporation, (Monmouth Maryland), which was the surviving corporation in the Merger. In connection with the Merger, Monmouth Maryland changed its name to Monmouth Real Estate Investment Corporation.

      As a result of the Merger each outstanding share of the Company's Class A Common stock, $.01 par value per share (the Delaware Common Stock), was converted into one share of common stock, $.01 par value, of Monmouth Maryland (the Maryland Common Stock). In addition, each outstanding option to purchase Delaware Common Stock was converted into the right to purchase Maryland Common Stock upon the same terms and conditions as immediately prior to the Merger. The Company's 1997 Stock Option Plan, as amended, was assumed and will be continued by Monmouth Maryland.

      The conversion of the Delaware Common Stock into Maryland Common Stock occurred without an exchange of certificates. Accordingly, certificates formerly representing shares of Delaware Common Stock are now deemed to represent the same number of shares of Maryland Common Stock.

      Prior to the Merger, Monmouth Maryland had no assets or liabilities, other than nominal assets or liabilities. As a result of the Merger, Monmouth Maryland acquired all of the assets and all of the liabilities and obligations of the Company. The Merger was accounted for as if it were a "pooling of interests" rather than a purchase for financial reporting and related purposes, with the result that the historical accounts of the Company and Monmouth Maryland have been combined for all periods presented. Monmouth Maryland has the same business, properties, directors, management, status as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and principal executive offices as Monmouth Delaware.

     Use of Estimates

      In preparing the financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES, (CONT'D.)

     Buildings, Improvements and Equipment

      Buildings, improvements and equipment are stated at the lower of depreciated cost or net realizable value. Depreciation is computed based on the straight-line method over the estimated useful lives of the assets utilizing a half-year convention in the year of purchase. These lives range from 5 to 40 years. The Company accounts for its undivided interest in the Somerset, NJ property based upon its pro rata share of assets, liabilities, revenues and expenses. If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property's current carrying value. A property's carrying value would be adjusted to fair value, if necessary, to reflect an impairment in the value of the property.

     Cash Equivalents

     Cash equivalents consist of money market funds.

     Lease Costs and Financing Costs

      Costs incurred in connection with the execution of leases are deferred and are amortized over the term of the respective leases. Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms. Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized over the term of the related obligations. Unamortized costs are charged to expense upon prepayment of the obligation.

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

     Securities Available for Sale

       The Company classifies its securities among three categories: Held-to-maturity, trading and available-for-sale. The Company's securities at September 30, 2003 and 2002 are all classified as available-for-sale and are carried at fair value. Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized.

      A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. Any impairment would be charged to earnings and a new cost basis for the security established.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES, (CONT'D.)

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

     Net Income Per Share

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (13,844,056, 11,177,294 and 9,504,806 in 2003, 2002 and 2001, respectively). Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (13,872,650 11,196,388 and 9,506,644 in 2003, 2002 and 2001,
respectively). Options in the amount of 28,594, 19,094 and 1,838 are included in the diluted weighted average shares outstanding for 2003, 2002 and 2001, respectively.

     Stock Option Plan

      Prior to October 1, 2002 the Company's stock option plan was accounted for under the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense was recorded on the date of grant only if the current market price on the underlying stock exceeded the exercise price. Included in Note 7 to these Financial Statements are the pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which assumes the fair value based method of accounting had been adopted.

      The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" on October 1, 2002. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148. "Accounting for Stock Based Compensation, Transition and Disclosure", compensation costs of $6,825 have been recognized in 2003, as the Company granted stock-based compensation during 2003. See Note 7 for the assumptions used to calculate compensation expense.

     Income Tax

      The Company has elected to be taxed as a Real Estate Investment Trust (REIT) under Sections 856-860 of the Internal Revenue Code. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT. The Company is subject to franchise taxes in some of the states in which the Company owns property.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES, (CONT'D.)

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

NOTE 2 - REAL ESTATE INVESTMENTS

     The     following    is   a    summary    of  the  cost  and
accumulated  depreciation  of  the  Company's  land,   buildings,
improvements and equipment at September 30, 2003 and 2002:



                                                    Buildings,
                                                  Improvements,
September 30, 2003                      Land          And          Accumulated
                                                   Equipment       Depreciation

NEW JERSEY:
     Ramsey             Industrial  $   52,639     $  1,358,148   $    745,203
                        Building
     Somerset(1)        Shopping        55,182        1,152,220        932,992
                        Center
     South Brunswick    Industrial   1,128,000        4,386,885      1,444,378
                        Building
PENNSYLVANIA:
     Monaca             Industrial     330,772        2,106,056      1,366,207
                        Park
NEW YORK:
     Orangeburg         Industrial     694,720        2,977,373      1,028,039
                        Building
NORTH CAROLINA:
      Fayetteville      Industrial     172,000        4,485,245        745,055
                        Building
     Greensboro         Industrial     327,100        1,853,700        615,757
                        Building
     Monroe             Industrial     500,000        4,981,022        191,570
                        Building
     Winston-Salem      Industrial     980,000        5,610,000        215,760
                        Building
MISSISSIPPI:
     Jackson            Industrial     218,000        1,340,001        404,543
                        Building
     Richland           Industrial     211,000        1,195,000        291,095
                        Building
MASSACHUSETTS:
     Franklin           Industrial     566,000        4,148,000      1,010,371
                        Building
KANSAS:
     Wichita            Industrial     268,000        1,542,245        371,121
                        Building
     Edwardsville       Industrial   1,185,000        5,815,148         74,535
                        Building
IOWA:
     Urbandale          Industrial     310,000        1,760,736        428,283
                        Building
MISSOURI:
      Liberty           Industrial     723,000        6,510,546        918,074
                        Building
     O'Fallon           Industrial     264,000        3,309,000        719,686
                        Building
     St. Joseph         Industrial     800,000       11,753,964        753,422
                        Building
VIRGINIA:
     Charlottesville    Industrial   1,170,000        2,845,000        328,266
                        Building
     Richmond           Industrial   1,160,000        6,416,305        412,291
                        Building
ILLINOIS:
     Burr Ridge         Industrial     270,000        1,236,599        174,338
                        Building
     Schaumburg         Industrial   1,039,800        3,694,320        615,699
                        Building
     Granite City       Industrial     340,000       12,046,675        463,412
                        Building
     Elgin              Industrial   1,280,000        5,529,488        212,664
                        Building
MICHIGAN:
     Romulus            Industrial     531,000        3,665,961        518,850
                        Building
FLORIDA:
     Jacksonville       Industrial   1,165,000        4,671,136        539,208
                        Building
     Ft. Myers          Industrial   1,910,000        2,499,093         32,040
                        Building
NEBRASKA:
     Omaha              Industrial   1,170,000        4,425,500        510,614
                        Building
OHIO:
     Union Township     Industrial     695,000        4,150,873        299,977
                        Building
CONNECTICUT:
      Newington         Industrial     410,000        2,966,486        189,804
                        Building
WISCONSIN:
     Cudahy             Industrial     980,000        5,053,615        323,903
                        Building
MARYLAND:
     Beltsville         Industrial   3,200,000        5,958,773        381,959
                        Building
ARIZONA
     Tolleson           Industrial   1,320,000       13,329,000        170,874
                        Building
                                     _________       _________       ________

Total at September 30, 2003        $25,426,213     $144,774,112    $17,429,990

                                    ==========       ==========     ==========

     (1)  This represents the Company's 2/3 undivided interest in this property.

NOTE 2 - REAL ESTATE INVESTMENTS, (CONT'D.)



                                                       Buildings,
                                                      Improvements,
September 30, 2002                         Land          And      Accumulated
                                                       Equipment  Depreciaiton

NEW JERSEY:
     Ramsey            Industrial       $   52,639   $1,358,148      $ 701,621
                       Building
     Somerset(1)       Shopping             55,182     1,148,906       889,384
                       Center
     South Brunswick   Industrial        1,128,000     4,190,598     1,290,001
                       Building
PENNSYLVANIA:
     Monaca            Industrial          330,773     2,100,605     1,269,546
                       Park

NEW YORK:
     Orangeburg        Industrial          694,720     2,977,372       933,503
                       Building
NORTH CAROLINA:
      Fayetteville     Industrial          172,000     4,467,885       630,060
                       Building
     Greensboro        Industrial          327,100     1,853,700       556,873
                       Building
     Monroe            Industrial          500,000     4,981,022        63,857
                       Building
     Winston-Salem     Industrial          980,000     5,610,000        71,920
                       Building
MISSISSIPPI:
     Jackson           Industrial          218,000     1,234,586       363,312
                       Building
     Richland          Industrial          211,000     1,195,000       260,447
                       Building
MASSACHUSETTS:
     Franklin          Industrial          566,000     4,148,000       904,017
                       Building
KANSAS:
     Wichita           Industrial          268,000     1,518,000       330,850
                       Building
IOWA:
     Urbandale         Industrial          310,000     1,760,736       383,138
                       Building
MISSOURI:
      Liberty          Industrial          723,000     6,510,546       751,144
                       Building
     O'Fallon          Industrial          264,000     3,309,000       634,846
                       Building
     St. Joseph        Industrial          800,000    11,753,964       452,054
                       Building
VIRGINIA:
     Charlottesville   Industrial        1,170,000     2,845,000       255,318
                       Building
     Richmond          Industrial        1,160,000     6,413,305       247,255
                       Building
ILLINOIS:
     Burr Ridge        Industrial          270,000     1,236,599       142,632
                       Building
     Schaumburg        Industrial        1,039,800     3,694,321       520,977
                       Building
     Granite City      Industrial          340,000    12,054,175       154,535
                       Building
     Elgin             Industrial        1,280,000     5,529,488        70,888
                       Building
MICHIGAN:
     Romulus           Industrial          531,000     3,665,961       423,934
                       Building
FLORIDA:
     Jacksonville      Industrial        1,165,000     4,668,080       418,909
                       Building
NEBRASKA:
     Omaha             Industrial        1,170,000     4,425,500       397,147
                       Building
OHIO:
     Union Township    Industrial          695,000     3,342,000       214,288
                       Building
CONNECTICUT:
      Newington        Industrial          410,000     2,961,000       113,884
                       Building
WISCONSIN:
     Cudahy            Industrial          980,000     5,053,615       194,328
                       Building
MARYLAND:
     Beltsville        Industrial        3,200,000     5,958,773       229,175
                       Building
                                         _________     _________     _________

Total at September 30, 2002             $21,011,214  $121,965,886   $13,869,844
                                          =========    ==========    =========

(1)  This represents the Company's 2/3 undivided interest in the property.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

Fiscal 2003

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

     On April 1, 2003, the Company purchased a 179,280 square foot industrial building in Wyandotte County, in the City of Edwardsville, Kansas. This industrial building is 100% net-leased to Carlisle Tire and Wheel Company, for ten years. The purchase price was approximately $7,000,000. To fund this purchase, the Company used approximately $2,050,000 of its revolving credit line with Fleet Bank and assumed a mortgage of $4,950,000. This mortgage payable is at an interest rate of 7.375% and is due in 2017.

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

NOTE 3 - ACQUISITIONS AND DISPOSITIONS, (CONT'D.)

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

NOTE 4 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

      The Company has approximately 3,500,000 square feet of property, of which approximately 1,034,000 square feet or 29% is leased to Federal Express Corporation and subsidiaries and approximately 274,000 square feet, or 8%, is leased to Keebler Company. Rental and occupancy charges from Federal Express Corporation and subsidiaries totaled approximately $6,538,000, $5,662,000 and $4,113,000 for the years ended September 30, 2003, 2002 and 2001, respectively. Rental and occupancy charges from Keebler Company, (a subsidiary of the Kellogg Company) totaled approximately $1,967,000, $1,853,000 and $1,702,000 for the years ended September 30, 2003, 2002 and 2001. During 2003, 2002 and 2001, rental income and occupancy charges from properties leased to these companies approximated 48%, 52%, 55% of total rental and occupancy charges, respectively.

Information on these tenants is provided below.   The
information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.


                   S&P Credit Rating
     Tenant        September 30, 2003              Current Assets
    ________             ________                     ________

Federal Express
Corporation                                $4,093,000 at August 31,2003
(FDX)              BBB/Stable/NR             per 10-Q

Kellogg Company                            $1,881,600 at June 28, 2003
(K)                BBB/Positive/A-2          per 10-Q

NOTE 5 - SECURITIES AVAILABLE FOR SALE

      During the year ended September 30, 2001, the Company realized a loss of $226,842 due to a writedown to fair value of securities available for sale which was considered other than temporarily impaired. This loss is included in the gain on securities available for sales transaction, net.

      Dividend income for the years ended September 30, 2003, 2002 and 2001 amounted to $1,346,706, $915,904 and $1,534,255, respectively. Interest income for the years ended September 30, 2003, 2002 and 2001 amounted to $451,742, $221,316 and
$216,882, respectively.

The Company received proceeds of $8,092,425 on sales or redemptions of securities available for sale and recorded gross realized gains of $1,074,554 and gross realized losses of
$55,692 during 2003. The Company received proceeds of $4,643,905 on sales and redemptions of securities available for sale and recorded gross realized gains of $976,544 and gross realized losses of $66,840 in 2002. The Company received proceeds of $7,497,270 on sales and redemptions of securities available for sale and recorded gross realized gains of $1,051,771, gross realized losses of $226,842, and an impairment loss of $226,842 (as noted above)in 2001.

NOTE 5 - SECURITIES AVAILABLE FOR SALE, (CONT'D.)



         The following is a summary of Securities Available for
Sale at September 30, 2003 and 2002:
                                                 2003
                                      Shares    Cost      Market
Debt Securities:
 Sizeler Property Investors
   Convertible Subordinated SBJ
   to SPL RDMPT RO JJ 8.000
   07/15/2003 DTD 5/15/93
   Callable 07/15/99 at 100.00
                                     1,914,000  $1,884,333  $2,047,980
                                                 _________   _________

    Total Debt Securities                        1,884,333   2,047,980
                                                 _________   _________
Equity Securities:
Preferred Stock:
   Alexandria Real  Estate 9.50% Sr A    2,000     46,695      52,700
   AMB Property Corp Sr L 6.5%           4,000    100,000     100,000
   Apartment Inv. 8.75% Class D Cum     11,300    280,965     283,065
   Apartment Inv. Sr H                      -0-       -0-        -0-
   Apartment Inv. Cl R 10%               3,000     80,250      79,800
   Apartment Inv. 8.00% Class T         16,000    400,000     400,000
   Archstone Smith 8.75%                 2,000     51,491      51,880
   Associated Estates Realty Corp
       DEP SHS REPSTG 1/10 SH
       9.75% CL A Cum Redeem               -0-        -0-        -0-
   Boykin Lodging Inc.                   5,200    133,560     139,880
   CarrAmerica Realty Corp               8,000    200,000     202,400
   CBL&Assoc 7.75& PRC                   8,000    200,000     205,600
   CBL&Assoc 8.75& PRB                   4,100    207,315     221,810
   Colonial Properties 8.75%               -0-        -0-        -0-
   Commerical NetLease SrA               1,000     26,248      26,750
   Crown American 11% Ser               10,000    458,810     575,000
   Developers Div  CL G  8%              4,000    100,000     105,000
   Developers Div. CL C 8.375%              -0-       -0-        -0-
   Developers Div. CL D  9.68%              -0-       -0-        -0-
   Developers Div. CL H  7.375%         25,000    625,000     622,500
   Developers Div. Dep Shs CL F          2,000     49,762      52,960
   Duke Realty Corp  6.625% CL           4,000    100,000     99,720
   Equity Inns 8.75% Sr B               30,000    750,000     775,500
   Equity Inns 9.50% Sr A cum              -0-        -0-        -0-
   Equity Office Trust 8.625% Sr Cum     1,000     26,000      25,380
   Equity Res. Ppts 9.125%               1,000     27,040      27,600
   Felcor Lodging 1.95% PFD              3,000     55,208      68,520
   Felcor Lodging 9%B                   21,500    488,127     529,115
   First Industrial Realty 7.95%         7,000    175,480     175,070
   G&L Realty 10.25% Sr A                1,000     23,320      24,890
   Gleimcher Realty 9.25% B             23,500    574,291     590,085
   Glenborough R/E 7.75% Sr A           21,900    505,061     524,943
   Healthcare Dep Shrs 8.60%               -0-        -0-        -0-
   Healthcare Prop 7.25%                 5,000    125,000     129,250
   Healthcare Prop. 7.875% Sr A            -0-        -0-        -0-
   Healthcare Prop. 8.70% Sr B           1,000     17,932      24,980
   Healthcare Prop. 8.875%                 -0-        -0-        -0-
   Healthcare Reit 7.875 SrD            14,000    351,000     357,000
   Highwoods Properties Inc. 8%          8,500    203,920     210,800
   Hospitality Ppts 8.875 Sr B           6,000    152,131     159,900
   Hospitality Ppts 9.50% Sr A           10,000   210,133     257,500
   Host Marriott 10% CL C                 1,000    25,600      25,000
   HRPT 8.75% Sr B                       15,000   378,730     402,150
   HRPT 9.875% Sr A                       5,500   145,660     148,775
   Innkeepers USA 8.625%                 31,500   772,961     790,650
   iStar Financial Inc. 7.875%           20,000   500,000     509,000
   iStar Financial Inc. 8% Sr D           6,000    89,641     150,840
   iStar Financial Inc. 9.20% Sr          1,000    17,708      25,300
   JDN Realty 9.375%                        -0-       -0-         -0-



                               Page 52A

 NOTE 5 - SECURITIES AVAILABLE FOR SALE,
          (CONT'D.)


                                                   2002

                                     Shares        Cost        Market
 Debt Securities:
  Sizeler Property Investors
    Convertible Subordinated SBJ
    to SPL RDMPT RO JJ 8.000
    07/15/2003 DTD 5/15/93
    Callable 07/15/99 at 100.00     1,914,000   $1,884,333  $1,949,889
                                                 _________   _________
     Total Debt Securities                       1,884,333   1,949,889
                                                 _________   _________
 Equity Securities:
 Preferred Stock:
    Alexandria Real  Estate 9.50% Sr A  2,000       19,870      26,470
    AMB Property Corp Sr L 6.5%         4,000          -0-         -0-
    Apartment Inv. 8.75% Class D Cum   11,300       18,120      24,260
    Apartment Inv. Sr H                   -0-       20,580      25,030
    Apartment Inv. Cl R 10%             3,000       80,250      78,450
    Apartment Inv. 8.00% Class T       16,000          -0-         -0-
    Archstone Smith 8.75%               2,000       51,491      53,800
    Associated Estates Realty Corp
    DEP SHS REPSTG 1/10 SH
        9.75% CL A Cum Redeem             -0-       18,063      24,900
    Boykin Lodging Inc.                 5,200          -0-         -0-
    CarrAmerica Realty Corp             8,000          -0-         -0-
    CBL&Assoc 7.75& PRC                 8,000          -0-         -0-
    CBL&Assoc 8.75& PRB                 4,100      202,100     210,600
    Colonial Properties 8.75%             -0-       63,475      62,575
    Commerical NetLease SrA             1,000       26,248      26,000
    Crown American 11% Ser             10,000      458,810     555,000
    Developers Div  CL G  8%            4,000          -0-         -0-
    Developers Div. CL C 8.375%           -0-      105,290     105,000
    Developers Div. CL D  9.68%           -0-       28,204      27,621
    Developers Div. CL H  7.375%       25,000          -0-         -0-
    Developers Div. Dep Shs CL F        2,000       49,762      50,600
    Duke Realty Corp  6.625% CL J       4,000          -0-         -0-
    Equity Inns 8.75% Sr B             30,000          -0-         -0-
    Equity Inns 9.50% Sr A cum            -0-      210,007     269,724
    Equity Office Trust 8.625% Sr Cum   1,000       33,117      41,664
    Equity Res. Ppts 9.125%             1,000       63,923      80,790
    Felcor Lodging 1.95% PFD            3,000       15,350      21,200
    Felcor Lodging 9%B                 21,500      410,096     439,200
    First Industrial Realty 7.95% SRD   7,000          -0-         -0-
    G&L Realty 10.25% Sr A              1,000          -0-         -0-
    Gleimcher Realty 9.25% B           23,500      204,116     224,460
    Glenborough R/E 7.75% Sr A Conv    21,900       52,311      66,300
    Healthcare Dep Shrs 8.60%             -0-       50,164      50,000
    Healthcare Prop 7.25%               5,000          -0-         -0-
    Healthcare Prop. 7.875% Sr A          -0-      189,749     265,860
    Healthcare Prop. 8.70% Sr B         1,000       72,667     102,400
    Healthcare Prop. 8.875%               -0-       51,400      49,900
    Healthcare Reit 7.875 SrD          14,000          -0-         -0-
    Highwoods Properties Inc. 8% SrD    8,500       17,245      23,550
    Hospitality Ppts 8.875 Sr B         6,000          -0-         -0-
    Hospitality Ppts 9.50% Sr A        10,000      129,983     182,700
    Host Marriott 10% CL C              1,000       25,600      25,170
    HRPT 8.75% Sr B                    15,000      299,880     298,440
    HRPT 9.875% Sr A                    5,500      145,660     143,000
    Innkeepers USA 8.625%              31,500       98,924      93,000
    iStar Financial Inc. 7.875% Sr E   20,000          -0-         -0-
    iStar Financial Inc. 8% Sr D        6,000      166,641     271,400
    iStar Financial Inc. 9.20% Sr       1,000       44,288      62,675
    JDN Realty 9.375%                     -0-      609,208     706,434



                               Page 52B

 NOTE 5 - SECURITIES AVAILABLE FOR SALE,
          (CONT'D.)



                                                     2003

                                         Shares      Cost       Market

    Kimco Realty 8.375% A                    -0-          -0-         -0-
    Kramont Realty 9.50% Sr D             54,700    1,259,352   1,394,850
    Lasalle Hotel 10.25% Sr A             14,500      376,245     391,500
    Lexington Properties  8.05% B         20,000      500,000     525,000
    Mid-America Apt Communities 8.875%       -0-          -0-         -0-
    Mid-America Apt Communities 9.5% Sr A    -0-          -0-         -0-
    Mid-America Apt Communities Sr H       10,000      254,500     261,800
    Mills Corp 9% Sr B                     18,000      467,975     478,800
    Mills Corp 9% Sr C                     24,500      633,495     654,150
    New Plan Excel 7.625% Sr E             14,000      352,200     371,000
    New Plan Excel 8.625%                     -0-          -0-         -0-
    Parkway Properties 8.75% Sr A             -0-          -0-         -0-
    Post Properties 7.625%                    -0-          -0-         -0-
    Post Properties SR B                    8,000      197,370     204,800
    Post Properties SR C                    1,000       23,440      24,750
    Prime Retail Inc Sr A 10.50%            1,000       15,433      18,100
    Prime Retail Inc Sr B 8.50%             8,000       26,720      56,400
    Reckson Assoc 7.625%                    1,000       18,707      24,750
    Shurgard Storage 8.70% Sr C             1,000       26,264      25,450
    Sizeler Sr B 9.75%                      1,000       25,000      28,250
    SNH Capital 10.125%                     6,000      159,004     159,720
    Sovran Self Storage 9.85% Sr B          2,000       39,115      53,480
    Thornburg Mortgage 9.68% Sr A             -0-          -0-         -0-
    Vornado Realty Trust 8.5%              14,000      326,910     360,360
    Winston Hotels Sr A 9.25%              12,000      286,835     302,880

                                                    __________  __________
    Total Preferred Stock                           13,663,604  14,487,353
                                                    __________  __________
 Common Stock:
    American Financial Realty Trust          1,000       12,500      14,100
    BNP Residential Properties Inc.         18,000      192,595     189,900
    Centertrust Retail Properties              -0-          -0-         -0-
    Crown American Realty Trust             30,000      245,694     357,000
    Equity Properties Trust                  8,000      210,250     220,240
    First Industrial Realty                  1,000       28,400      32,070
    Five Star Quality Care Inc.                -0-          -0-         -0-
    Gables Residential Trust                 1,000       24,859      32,320
    Getty Realty Corp                       20,090      404,344     492,205
    Healthcare Property Invest.             25,000      883,627   1,167,500
    Healthcare Realty Trust                 10,400      286,930     332,592
    HPRT Properties                         89,000      706,726     813,460
    Humphrey Hospitality                    10,000       26,932      29,690
    IRT Properties                            -0-          -0-         -0-
    JDN Realty                                -0-          -0-         -0-
    Lasalle Hotel Properties                 9,000      115,824     155,970
    Mid Atlantic Realty Trust                1,000        9,582      21,000
    Monmouth Capital Corp                   37,071      131,531     188,689
    Nationwide Health Properties            21,500      294,425     376,035
    New Plan Realty                         62,000    1,126,498   1,444,600
    Penn R/E Trust                             -0-          -0-         -0-
    Price Legacy Corp                       10,000       27,724      35,000
    RFS Hotel Investors                        -0-          -0-         -0-
    Senior Housing                          29,000      339,222     417,890
    Sizeler Property Inv.                  105,500      894,676   1,105,668
    Trizec Ppts Inc                         35,000      379,371     429,100
    United Mobile Homes                     60,200      651,145     907,214
    Urstadt Biddle Properties               9,500        50,920     123,975

                                                      __________  __________
    Total Common Stock
                                                       7,043,775   8,886,218
                                                      __________  __________
    Total Equity Securities
                                                      20,707,379  23,373,571
                                                      __________  __________
 Total Securities Available for
 Sale                                                $22,591,712 $25,421,551
                                                      ==========  ==========


                               Page 53A

 NOTE 5 - SECURITIES AVAILABLE FOR SALE,
         (CONT'D.)



                                                    2002

                                        Shares      Cost       Market

    Kimco Realty 8.375% A                9,100      $218,224     $231,140
    Kramont Realty 9.50% Sr D           34,500       743,817     871,125
    Lasalle Hotel 10.25% Sr A            6,000       153,000     151,200
    Lexington Properties  8.05% B          -0-           -0-         -0-
    Mid-America Apt Communities 8.875%   4,000        92,670     100,000
    Mid-America Apt Communities SrA      6,000       119,584     152,400
    Mid-America Apt Communities Sr H       -0-           -0-         -0-
    Mills Corp 9% Sr B                     -0-           -0-         -0-
    Mills Corp 9% Sr C                     -0-           -0-         -0-
    New Plan Excel 7.625% Sr E             -0-           -0-         -0-
    New Plan Excel 8.625%               18,000       443,077     450,900
    Parkway Properties 8.75% Sr A        8,000       205,600     203,600
    Post Properties 7.625%               1,000        23,440      23,010
    Post Properties SR B                   -0-           -0-         -0-
    Post Properties SR C                   -0-           -0-         -0-
    Prime Retail Inc Sr A 10.50%         1,000        15,433       5,200
    Prime Retail Inc Sr B 8.50%          8,000        26,720      21,600
    Reckson Assoc 7.625%                 1,000        18,707      23,700
    Shurgard Storage 8.70% Sr C            -0-           -0-         -0-
    Sizeler Sr B 9.75%                   1,000        25,000      26,100
    SNH Capital 10.125%                  1,000        26,460      25,790
    Sovran Self Storage 9.85% Sr B       2,000        39,115      52,800
    Thornburg Mortgage 9.68% Sr A        2,000        40,740      53,800
    Vornado Realty Trust 8.5%            6,000       119,393     151,800
    Winston Hotels Sr A 9.25%            4,000        92,842      89,000

                                                  __________  __________
    Total Preferred Stock
                                                   6,436,414   7,321,338
                                                  __________  __________
 Common Stock:
    American Financial Realty Trust        -0-          -0-         -0-
    BNP Residential Properties Inc.     18,000      192,595     176,400
    Centertrust Retail Properties       28,500      135,120     165,300
    Crown American Realty Trust         41,000      324,564     376,790
    Equity Properties Trust                -0-          -0-         -0-
    First Industrial Realty                -0-          -0-         -0-
    Five Star Quality Care Inc.            540        4,050         621
    Gables Residential Trust               -0-          -0-         -0-
    Getty Realty Corp                    5,000       94,076      95,400
    Healthcare Property Invest.            -0-          -0-         -0-
    Healthcare Realty Trust                -0-          -0-         -0-
    HPRT Properties                     64,000      470,835     528,000
    Humphrey Hospitality                 5,000       16,028      10,750
    IRT Properties                      26,500      256,864     311,375
    JDN Realty                             545                    6,584
    Lasalle Hotel Properties             1,000       12,394      12,000
    Mid Atlantic Realty Trust           11,000      117,259     176,990
    Monmouth Capital Corp               32,280      113,653     122,665
    Nationwide Health Properties           -0-          -0-         -0-
    New Plan Realty                     45,731      776,616     843,280
    Penn R/E Trust                      17,000      330,960     437,920
    Price Legacy Corp                      -0-          -0-         -0-
    RFS Hotel Investors                  1,000       10,769      10,070
    Senior Housing                       6,000       73,891      67,320
    Sizeler Property Inv.              105,500      894,676   1,061,328
    Trizec Ppts Inc                     10,000      132,775     113,500
    United Mobile Homes                100,200    1,050,225   1,327,650
    Urstadt Biddle Properties           9,500        50,920     108,775

    Total Common Stock                            5,058,270   5,952,718
                                                 __________  __________
    Total Equity Securities
                                                 11,494,684  13,274,056
                                                 __________  __________
 Total Securities Available for
 Sale                                           $13,379,017 $15,223,945
                                                 ==========  ==========



                               Page 53B

 NOTE 6 - MORTGAGE NOTES AND LOANS PAYABLE

      The following is a summary of the mortgage notes payable at September 30, 2003 and 2002:


                           Fixed      Fiscal        Balance           Balance
 Property                  Rate     Maturity        9/30/03           9/30/02
 _______                 _______     _______          _______         _______

 Orangeburg, NY           7.00%       2005        $   364,498     $   677,351
 Jackson, MS              8.50%       2008            373,626         433,634
 Franklin, MA             7.00%       2005            414,965         771,137
 Wichita, KS (1)          10.25%      2017                -0-       1,104,099
 Urbandale, IA            7.00%       2005            182,989         353,642
 Richland, MS             7.50%       2004            207,819         314,919
 O'Fallon, MO             8.50%       2008          1,095,093       1,310,326
 Fayetteville, NC         7.80%       2007          2,801,133       2,923,508
 Schaumburg, IL           8.48%       2012          2,545,793       2,734,241
 Burr Ridge, IL           8.00%       2014            883,861         937,527
 Romulus, MI              7.56%       2013          2,151,940       2,295,913
 Liberty, MO              7.065%      2013          3,637,322       3,900,105
 Omaha, NE                7.15%       2014          3,236,441       3,443,297
 Charlottesville, VA      6.90%       2014          2,233,032       2,368,604
 Jacksonville, FL         6.92%       2017          3,440,326       3,621,281
 Union Township, OH       8.25%       2015          2,577,450       2,708,147
 Richmond, VA             6.12%       2016          4,928,959       5,193,920
 St. Joseph, MO           8.12%       2016          7,980,478       8,338,783
 Newington, CT            8.10%       2016          2,235,607       2,335,074
 Cudahy, WI               8.15%       2016          3,862,951       4,032,368
 Beltsville, MD           7.53%       2016          5,427,127       5,676,839
 Granite City, IL         7.11%       2017          8,770,809       9,163,601
 Monroe, NC               7.11%       2017          3,753,546       3,920,014
 Winston Salem, NC        7.10%       2012          4,607,334       4,725,650
 Elgin, IL                6.97%       2017          4,735,617       4,936,183
 Tolleson, AZ             5.80%       2013         10,615,499             -0-
 Ft. Myers, FL            6.33%       2013          3,131,807             -0-
 Edwardsville, KS         7.375%      2017          4,713,277             -0-
                                                      _______         _______
 Total Mortgage
    Notes Payable                                 $90,909,299     $78,220,163
                                                     ========        ========


   (1)  Mortgage was paid off once the prepayment penalty expired.

 NOTE 6 - MORTGAGE NOTES AND LOANS PAYABLE,
          (CONT'D.)

      Principal on the foregoing debt is scheduled to be paid as follows:

       Year Ending
       September 30,              2004               $ 5,879,387
                                  2005                 5,193,303
                                  2006                 7,889,835
                                  2007                 5,768,439
                                  2008                 5,885,711
                               Thereafter             60,292,624

                                                      __________
                                                     $90,909,299
                                                      ==========


 Line of Credit

       The Company had a $8,000,000 line of
 credit with Fleet Bank at an interest rate of prime. As of September 30, 2003 and 2002, -0- and $4,576,211 was outstanding, respectively.

       In May 2003, the Company received  a
 new  line of credit (the "new line")  from
 United   Trust  Bank  (the  Bank),   which
 replaced  the line with Fleet Bank.    The
 amount  of  the  facility  is  $10,000,000
 during  the  first  year  and  $15,000,000
 thereafter  and  matures  on   the   third
 anniversary  of  the  closing  date.   The
 interest rate charged on the new  line  is
 the  Bank's prime rate.  The interest rate
 as  of  September 30, 2003  was  4%.   The
 amount outstanding on the new line at September 30, 2003 was $3,361,198.

 Margin Loans

        During  fiscal  2003,  the  Company
 purchased   securities  on  margin.    The
 margin  loans are at 2.75% and  3.50%  and
 are  due on demand.  At September 30, 2003
 and  2002,  the margin loans  amounted  to
 approximately  $8,513,000 and  $5,728,000,
 respectively and are collateralized by the
 Company's   securities   portfolio.    The
 Company must maintain a coverage ratio of approximately 50%.

 Other

       In  connection with the St.  Joseph,
 Missouri  property, the Company  issued  a
 $500,000  note  to Butler at  an  interest
 rate of 8.12% due February 29, 2016.   The
 balance of this note at September 30, 2003
 was  $450,875.  The Company  prepaid  this
 note  on October 21, 2003 for a discounted
 amount   of   $439,555  pursuant   to   an
 agreement with Butler.

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

       The  Company elected to  follow  APB
 Opinion No. 25 in accounting for its stock
 option plan prior to October 1, 2002,  and
 accordingly, no compensation cost has been
 recognized prior to October 1, 2002.   Had
 compensation    cost    been    determined
 consistent   with  SFAS   No.   123,   the
 Company's net income and earnings per share would have been reduced to the proforma amounts as follows:

                                    2003             2002            2001

 Net Income Prior to               $6,127,168      $ 4,478,145      $4,123,054
   Compensation
   Expense for grants
   in FY 2003
 Compensation Expense                   6,825
   recognized                                                -               -
                                   __________       __________      __________
 Net Income as Reported            $6,120,343      $ 4,478,145      $4,123,054
 Compensation Expense if               29,250
   the fair value method had                            20,840          13,985
   been applied to grants in
   FY 2002 and 2001
                                   __________       __________      __________
 Net Income Proforma               $6,091,093      $ 4,457,305      $4,109,069
                                   ==========       ==========      ==========
 Net Income per share -
    Basic and Diluted as       $         0.44      $     0.40     $     0.43
      reported

 Net Income per share -
    Basic and Diluted          $         0.44      $     0.40     $     0.43
      Proforma

 The  Company   adopted  the   fair   value
 recognition provisions of  SFAS  No.  123,
 "Accounting      for      Stock      Based
 Compensation"    on   October   1,   2002.
 During the year ended September 30, 2003, one officer was grated 65,000 options.
 The fair value of those options was $9,100 based on the assumptions noted below and is being amortized over the 1-year vesting period.

 The  fair  value of each option  grant  is
 estimated  on the date of grant using  the
 Black-Sholes option-pricing model with the
 following   weighted-average   assumptions
 used for grants in 2003, 2002, and 2001:

 NOTE 7 -  STOCK OPTION PLAN, (CONT'D.)

                                2003       2002     2001
                                ____       ____     ____

Divident Yield                   8.0%       8.0%     9%
Expected volatility             13.3%      13.0%    25%
Risk-free interest rate          3.4%       3.4%     4.75%
Expected lives (years)            8         5        5

  During  the year ended September  30,
 2003, two directors, officers and key employees exercised their stock options and purchased 9,500 shares for a total of $52,875.

       A  summary  of  the  status  of  the
 Company's   stock  option   plan   as   of
 September 30, 2003, 2002 and 2001 is as follows:

                               2003                  2002                2001
                             Weighted             Weighted             Weighted
                             Average               Average             Average
                     2003     Exercise     2002    Exercise    2001     Exercise
                    Shares     Price      Shares     Price    Shares     Price

 Outstanding at
   beginning of
   year             465,000      $6.80    385,000     $6.19   385,000     $6.20
 Granted             65,000       6.90    365,000      7.06    15,000      5.65
 Exercised          (9,500)       5.57  (255,000)      6.34       -0-       -0-
 Expired            (20,000)      7.25   (30,000)      5.94  (15,000)      5.94
                    _______               _______             _______   _______
 Outstanding at
   end of year     500,500        6.83    465,000      6.80   385,000      6.19
                   =======                =======             =======
 Exercisable at
   end of year     435,500                100,000             370,000
                   =======                =======             =======
 Weighted-average
   fairvalue of options
   granted during the
   year                           .14                   .12                 .54
                              ========             ========            ========

      The following is a summary of stock options outstanding as of September 30, 2003:

    Date of    Number of        Number of      Option Price    Expiration Date
     Grant     Grants             Shares

    4/12/00          1            65,000           5.50            4/12/05
    3/6/01           1               500           5.25             3/6/06
    6/20/01          1             5,000           5.85            6/20/06
    10/4/01          1            65,000           6.765           10/4/06
    6/21/02         15           300,000           7.13            6/21/10
    1/22/03          1            65,000           6.90            1/22/11
                                ________
                                 500,500
                                 ========
         As of September 30, 2003, there
 were 735,000 shares available for grant
 under this plan.

 NOTE 8 - INCOME FROM LEASES

       The Company derives income primarily
 from  operating  leases on its  commercial
 properties.  In general, these leases  are
 written  for periods up to ten years  with
 various  provisions  for  renewal.   These
 leases   generally  contain  clauses   for
 reimbursement (or direct payment) of  real
 estate  taxes, maintenance, insurance  and
 certain  other operating expenses  of  the
 properties.   Minimum  rents   due   under
 noncancellable  leases  at  September  30,
 2003  are  scheduled as follows:   2004  -
 $16,484,000;   2005 - $15,381,000;    2006
 -  $14,572,000;   2007 - $13,059,000; 2008
 - $11,592,000; thereafter - $34,754,000.

 NOTE 9 - RELATED PARTY TRANSACTIONS

       Eugene  W.  Landy received  $17,500,
 $16,300  and $8,700 during 2003, 2002  and
 2001  as Director.  The firm of Eugene  W.
 Landy  received $17,500, $-0-, and $47,500
 during  2003, 2002 and 2001, respectively,
 as  legal fees.  On December 9, 1994,  the
 Company  and Eugene W. Landy entered  into
 an  Employment Agreement under  which,  on
 severance  of employment for  any  reason,
 Mr.   Landy  will  receive  severance   of
 $300,000 payable $100,000 on severance and
 $100,000   on   the   first   and   second
 anniversaries of severance.  In the  event
 of  disability,  Mr. Landy's  compensation
 shall  continue  for  a  period  of  three
 years,  payable  monthly.  On  retirement,
 Mr.  Landy  shall  receive  a  pension  of
 $40,000  a year for ten years, payable  in
 monthly  installments.  In  the  event  of
 death,  Mr. Landy's designated beneficiary
 shall  receive  $300,000, $150,000  thirty
 days after death, and the balance one year
 after  death.   The  Employment  Agreement
 terminated  December  31,  2000  and   was
 automatically  renewed  and  extended  for
 successive one-year periods. An accrual of
 $59,000, $59,000 and $49,000 was  made  as
 of  September  30, 2003,  2002  and  2001,
 respectively,   for  pension   and   other
 benefits  in  accordance with Mr.  Landy's
 employment  agreement.  Additionally,  the
 Board  of  Directors has  granted  to  Mr.
 Landy   loans   totaling   $1,312,501   at
 interest rates ranging from 5% to 7% and maturity dates ranging from 2003 to 2012.
 In fiscal 2003, Mr. Landy was also paid a bonus of $30,000.

        Effective  January  15,  2003,  the
 Company and Cynthia J. Morgenstern entered
 into a one year employment agreement under
 which  Ms. Morgenstern receives an  annual
 base  salary of $145,000 plus bonuses  and
 customary  fringe benefits.  In the  event
 of  disability, her salary shall  continue
 for   a   period   of  two   years.    Ms.
 Morgenstern received $17,500, $5,500 and -
 0-    during   2003,   2002   and    2001,
 respectively, as Director.

      Daniel  D. Cronheim is a Director  of
 the  Company and Executive Vice  President
 of   David   Cronheim  Company.   Cronheim
 Management Services, a division  of  David
 Cronheim  Company,  received  the  sum  of
 $258,626,   $245,597  and   $220,521   for
 management  fees  during the  years  ended
 2003,   2002   and   2001,   respectively.
 Effective  August  1,  1998,  the  Company
 entered  into  a management contract  with
 Cronheim Management Services.  Under  this
 contract,  Cronheim  Management   Services
 receives  3%  of  gross rental  income  on
 certain  properties for  management  fees.
 The   David   Cronheim  Company   received
 $14,377,  $20,194  and  $26,708  in  lease
 brokerage  commissions in 2003,  2002  and
 2001,   respectively.    Daniel   Cronheim
 received  $16,150, $16,300 and $8,700  for
 Director and Committee fees in 2003,  2002
 and 2001, respectively.

 NOTE 9 - RELATED PARTY TRANSACTIONS,
          (CONT'D.)

       The  Company operates as part  of  a
 group  of  three  public  companies   (all
 REITs)  which includes the Company, United
 Mobile  Homes,  Inc. and Monmouth  Capital
 Corporation  (the  affiliated  companies).
 Some  general and administrative  expenses
 are   allocated  between  the   affiliated
 companies   based  on  use   or   services
 provided.   Allocations  of  salaries  and
 benefits are made based on the amount of the employees' time dedicated to each affiliated company.

       There  are  five  Directors  of  the
 Company   who   are  also  Directors   and
 shareholders of United Mobile Homes,  Inc.
 and   there  are  five  Directors  of  the
 Company   who   are  also  Directors   and
 shareholders    of    Monmouth     Capital
 Corporation.

      The Company holds common stock of the
 affiliated companies in its securities portfolios. See footnote 5 for holdings.
 The Company sold 40,000, 42,000 and -0-shares of United Mobile Homes, Inc during
 2003, 2002, and 2001, respectively and recorded a gain on sale of $230,152, $105,902, and -0- during 2003, 2002, and
 2001, respectively.

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

      Federal Excise Tax

      The  Company does not have a  Federal
 excise  tax  liability  for  the  calendar
 years  2003,  2002  and  2001,  since   it
 intends to or has distributed all of its annual income.

 NOTE 11 - DIVIDEND REINVESTMENT AND STOCK
 PURCHASE PLAN/EQUITY

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

 NOTE 11 - DIVIDEND REINVESTMENT AND STOCK
           PURCHASE PLAN/EQUITY, (CONT'D.)

      Amounts  received, including dividend
 reinvestment of $3,327,957 and  $2,263,827
 in 2003 and 2002, respectively, and shares
 issued in connection with the Plan for the
 years  ended September 30, 2003  and  2002
 were as follows:

                          2003    2002

  Amounts Received     $11,887,869   $10,535,311
  Shares Issued          1,691,148     1,613,020

       On  February 27, 2003,  the  Company
 sold   1,257,253  shares  in   a   private
 placement   with   Palisade   Concentrated
 Equity  Partnership,  L.P.  for  cash   of
 $8,324,901   or  $6.6215  a  share.    The
 proceeds  of  the private  placement  were
 used to pay down the Company's outstanding
 credit  facility  and  will  be  used  for
 working   capital.    The   Company   paid
 approximately $107,000 in offering costs which were recorded as a reduction to Additional Paid-In Capital.

 NOTE 12 - DISTRIBUTIONS

      The following cash distributions were
 paid to shareholders during the years ended September 30, 2003 and 2002:

                    2003     2002

  Quarter         Amount    Per Share    Amount  Per Share
  Ended
  December 31   $1,815,746      $.145  $1,519,885  $.145
  March 31       1,898,483       .145   1,587,414   .145
  June 30        2,113,024       .145   1,683,029   .145
  September 30   2,160,371       .145   1,718,022   .145
                  ________    _______    ________  ______
                $7,987,624      $ .58  $6,508,350   $ .58
                  ========      =====   =========   =====

 On October 1, 2003,   the    Company
 declared a dividend of $ .145 per share to be paid on December 15, 2003 to shareholders of record November 17, 2003.

 NOTE 13 - FAIR VALUE OF FINANCIAL
           INSTRUMENTS

       The  Company is required to disclose
 certain  information about fair values  of
 financial   instruments,  as  defined   in
 Statement    of    Financial    Accounting
 Standards No. 107, "Disclosures About Fair
 Value of Financial Instruments."

 NOTE 13 - FAIR VALUE OF FINANCIAL
 INSTRUMENTS, (CONT'D.)

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

      The  fair  value  of  cash  and  cash
 equivalents  approximates  their   current
 carrying amounts since all such items  are
 short-term in nature.  The fair  value  of
 securities  available for  sale  is  based
 upon quoted market values.  The fair value
 of  variable  rate mortgage notes  payable
 and   loans   payable  approximate   their
 current   carrying  amounts   since   such
 amounts  payable  are at  approximately  a
 weighted-average current  market  rate  of
 interest.  At September 30, 2003, the fair
 value (estimated based upon expected  cash
 outflows  discounted  at  current   market
 rates)  and  carrying value of fixed  rate
 mortgage   notes   payable   amounted   to
 $95,315,781 and $90,909,299, respectively.
 At September 30, 2002, the fair value and carrying value of fixed rate mortgage notes payable amounted to $81,951,074 and $78,220,163, respectively.

 NOTE  14  -  CASH  FLOW AND  COMPREHENSIVE
 INCOME INFORMATION

       Cash  paid  during the  years  ended
 September  30,  2003, 2002 and  2001,  for
 interest  is  $6,885,146,  $6,030,744  and
 $4,590,757, respectively.

       During  2003,  2002  and  2001,  the
 Company  had  $3,327,957,  $2,263,827  and
 $1,871,521,  respectively,  of   dividends
 which were reinvested that required no cash transfers.

          The     following     are     the
 reclassification adjustments related to securities available for sale included in Other Comprehensive Income.

                              2003         2002          2001

Unrealized holding gains
   arising during the year  $2,003,772  $1,212,588  $  2,777,864
   Less:  reclassification
   adjustment for gains
   realized in income       (1,018,862)   (909,704)     (632,492)
                             _________   _________     _________

  Net unrealized gains      $  984,910    $302,884  $  2,145,372
                              ========    ========      ========

 NOTE 15 - SUBSEQUENT EVENTS

       In  October, 2003, the Company  sold
 approximately  $3,959,000  in   investment
 securities and recognized $1,091,000 in gains in income.

       In  connection with the St.  Joseph,
 Missouri  property, the Company  issued  a
 $500,000  note  to Butler at  an  interest
 rate of 8.12% due February 29, 2016.   The
 balance of this note at September 30, 2003
 was  $450,875.  The Company  prepaid  this
 note  on October 21, 2003 for a discounted
 amount   of   $439,555  pursuant   to   an
 agreement with Butler.

       On  October  23, 2003,  the  Company
 invested   $500,000  in  the   Convertible
 Debenture  Private Placement  Offering  of
 Monmouth  Capital  Corporation  (the   MCC
 Debenture),  an affiliated  company.   The
 MCC Debenture pays interest at 8% and is convertible into 83,333 shares of Common
 Stock of Monmouth Capital Corporation at any time prior to redemption or maturity.
 The MCC debenture is due in 2013.

 NOTE 15 - SUBSEQUENT EVENTS, (CONT'D.)


     REAL ESTATE AND ACCUMULATED DEPRECIATION
                 SCHEDULE III
              SEPTEMBER 30, 2003

     Column A          Column B            Column C            Column D
     ________          ________       __________________      ________
                                                             Capitalization
                                                Buildings     Subsequent
                                                   and           to
    Description       Encumbrances      Land   Improvements   Acquisition
    ___________       __________    _________     __________     ___________


 Shopping Center
   Somerset, NJ     $        -0-   $   55,182   $637,097        $515,123
 Industrial
 Building
   Ramsey, NJ                -0-       52,639    291,500        1,066,648
   Monaca, PA                -0-      330,773    878,081        1,208,751
   Orangeburg, NY        364,498      694,720  2,977,372              -0-
   South
   Brunswick, NJ             -0-    1,128,000  4,087,400          299,485
   Greensboro, NC            -0-      327,100  1,853,700              -0-
   Jackson, MS           373,626      218,000  1,233,500          106,501
   Franklin , MA         414,965      566,000  4,148,000              -0-
   Wichita, KS               -0-      268,000  1,518,000           24,245
   Urbandale, IO         182,989      310,000  1,758,000            2,736
   Richland, MS          207,819      211,000  1,195,000              -0-
   O'Fallon, MO        1,095,093      264,000  3,302,000            7,000
   Fayetteville, NC    2,801,133      172,000  4,467,885           17,360
   Schaumburg, IL      2,545,793    1,039,800  3,694,321              -0-
   Burr Ridge, IL        883,861      270,000  1,236,599              -0-
   Romulus, MI         2,151,940      531,000  3,653,883           12,078
   Liberty, MO         3,637,322      723,000  6,510,546              -0-
   Omaha, NE           3,236,441    1,170,000  4,425,500              -0-
   Charlottsville, VA  2,233,032    1,170,000  2,845,000              -0-
   Jacksonville, FL    3,440,326    1,165,000  4,668,080            3,056
   Union City, OH      2,557,450      695,000  3,342,000          808,873
   Richmond, VA        4,928,959    1,160,000  6,413,305            3,000
   St. Joseph, MO      7,980,478      800,000  11,753,964            -0-
   Newington, CT       2,235,607      410,000  2,961,000            5,486
   Cudahy, WI          3,862,951      980,000  5,050,997            2,618
   Beltsville, MD      5,427,127    3,200,000  5,958,773              -0-
   Granite City, IL    8,770,809      340,000 12,046,675              -0-
   Monroe, NC          3,753,546      500,000  4,981,022              -0-
   Winston-Salem, NC   4,607,334      980,000  5,610,000              -0-
   Elgin, IL           4,735,617    1,280,000  5,529,488              -0-
   Tolleson, AZ       10,615,499    1,320,000 13,329,000              -0-
   Ft. Myers, FL       3,131,807    1,910,000  2,499,093              -0-
   Edwardsville, KS    4,713,277    1,185,000  5,815,148              -0-

                      __________    _________   __________     __________
                     $90,909,299  $25,426,214 $140,671,929     $4,082,960
                      ==========    =========   ==========     ==========
      Buildings and improvements reacquired in 1986.
      **Property was renovated in 2001.



                               Page 63A

 NOTE 15 - SUBSEQUENT EVENTS,
           (CONT'D.)


                REAL ESTATE AND ACCUMULATED DEPRECIATION
                         SCHEDULE III
                       SEPTEMBER 30, 2003



     Column A                           Column E  (1)  (2)

                                   Gross Amount at Which Carried
                                       September 30, 2003

   Description            Land      Bldg & Imp       Total
    ________           ________     __________     ________
 Shopping Center
   Somerset, NJ          $ 55,182   $1,152,220    $1,207,402
 Industrial
  Building
   Ramsey, NJ              52,639    1,358,148     1,410,787
   Monaca, PA             330,773    2,086,832     2,417,605
   Orangeburg, NY         694,720    2,977,372     3,672,092
   South
     Brunswick, NJ      1,128,000    4,386,885     5,514,885
   Greensboro, NC         327,100    1,853,700     2,180,800
   Jackson, MS            218,000    1,340,001     1,558,001
   Franklin , MA          566,000    4,148,000     4,714,000
   Wichita, KS            268,000    1,542,245     1,810,245
   Urbandale, IO          310,000    1,760,736     2,070,736
   Richland, MS           211,000    1,195,000     1,406,000
   O'Fallon, MO           264,000    3,309,000     3,573,000
   Fayetteville, NC       172,000    4,485,245     4,657,245
   Schaumburg, IL       1,039,800    3,694,321     4,734,121
   Burr Ridge, IL         270,000    1,236,599     1,506,599
   Romulus, MI            531,000    3,665,961     4,196,961
   Liberty, MO            723,000    6,510,546     7,233,546
   Omaha, NE            1,170,000    4,425,500     5,595,500
   Charlottesville, VA  1,170,000    2,845,000     4,015,000
   Jacksonville, FL     1,165,000    4,671,136     5,836,136
   Union City, OH         695,000    4,150,873     4,845,873
   Richmond, VA         1,160,000    6,416,305     7,576,305
   St. Joseph, MO         800,000   11,753,964    12,553,964
   Newington, CT          410,000    2,966,486     3,376,486
   Cudahy, WI             980,000    5,053,615     6,033,615
   Beltsville, MD       3,200,000    5,958,773     9,158,773
   Granite City, IL       340,000   12,046,675    12,386,675
   Monroe, NC             500,000    4,981,022     5,481,022
   Winston-Salem, NC      980,000    5,610,000     6,590,000
   Elgin, IL            1,280,000    5,529,488     6,809,488
   Tolleson, AZ         1,320,000   13,329,000    14,649,000
   Ft. Myers, FL        1,910,000    2,499,093     4,409,093
   Edwardsville, KS     1,185,000    5,815,148     7,000,148

                        _________    _________     _________
                      25,426,214   144,754,889     170,181,103
                      ==========   ===========     ===========

  *Buildings and improvements reacquired in 1986.
 **Property was renovated in 2001.


                               Page 63B

 NOTE 15 - SUBSEQUENT EVENTS,
           (CONT'D.)


        REAL ESTATE AND ACCUMULATED DEPRECIATION
                  SCHEDULE III
               SEPTEMBER 30, 2003

      Column A            Column F      Column G   Column H  Column I

      ________            ________     ________    ________  _______

                         Accumulated    Date of
                           Deprecia-    Construc-    Date    Depreciable
     Description            tion          tion     Acquired    Life
     __________          __________     ________   ________  ___________

 Shopping Center
   Somerset, NJ          $  932,992      1970     1970          10-33

 Industrial
 Building
   Ramsey, NJ               745,203      1969     1969         7-40
   Monaca, PA             1,366,207      1977     1977*        5-31.5
   Orangeburg, NY         1,028,039      1990     1993           31
   South Brunswick, NJ    1,444,378      1974     1993           31.5
   Greensboro, NC           615,757      1988     1993           31.5
   Jackson, MS              404,543      1988     1993           39
   Franklin , MA          1,010,371      1991     1994           39
   Witchita, KS             371,121      1995     1994           39
   Urbandale, IO            428,283      1985     1994           39
   Richland, MS             291,095      1986     1994           39
   O'Fallon, MO             719,686      1989     1994           39
   Fayetteville, NC         745,055      1996     1997           39
   Schaumburg, IL           615,699      1997     1997           39
   Burr Ridge, IL           174,338      1997     1997           39
   Romulus, MI              518,850      1998     1998           39
   Liberty, MO              918,074      1997     1998           39
   Omaha, NE                510,61       1999     1999           39
   Charlottesville, VA      328,266      1998     1999           39
   Jacksonville, FL         539,208      1998     1999           39
   Union City, OH           299,977      1999     2000           39
   Richmond, VA             412,291      2000     2001           39
   St. Joseph, MO           753,422      2000     2001           39
   Newington, CT            189,804      2001     2001           39
   Cudahy, WI               323,903      2000     2001           39
   Beltsville, MD           381,959      2000     2001           39
   Granite City, IL         463,412      2001     2001           39
   Monroe, NC               191,570      2001     2001           39
   Winston-Salem, NC        215,760      2001     2002           39
   Elgin, IL                212,664      2002     2002           39
   Tolleson, AZ             170,874      2002     2002           39
   Ft. Myers, FL             32,040      1974**   2002           39
   Edwardsville, KS          74,535      2002     2003           39

                           __________
                     $    17,429,990
                           ==========
  *Buildings and improvements reacquired in 1986.
 **Property was renovated in 2001.


                               Page 63C

                         MONMOUTH REAL ESTATE
                              INVESTMENT
                              CORPORATION
                             SCHEDULE III
                            REAL ESTATE AND
                              ACCUMULATED
                             DEPRECIATION,
                               (CONT'D.)



 (1)  Reconciliation

                               REAL ESTATE INVESTMENTS


                          9/30/03        9/30/02         9/30/01

  Balance-Beginning
    of Year           $ 142,957,878  $ 113,971,563    $  74,996,066
  Additions:
  Acquisitions           26,058,241     31,274,685       38,688,039

  Improvements            1,164,984        246,230          287,458

                         __________     __________       __________
  Total Additions        27,223,225     31,520,915       38,975,497
                        __________      __________       __________
  Sales                        -0-      (2,534,600)             -0-
                        __________      __________       __________

  Balance-End of      $ 170,181,103  $ 142,957,878    $ 113,971,563
  Year                  ===========    ===========      ===========




                               ACCUMULATED DEPRECIATION

                          9/30/03        9/30/02         9/30/01

  Balance-Beginning
    of Year           $  13,869,844  $   11,268,700   $    9,102,373
  Depreciation            3,560,146       2,941,097        2,166,327

            Sales               -0-       (339,954)              -0-
                         __________      __________       __________

  Balance-End of      $  17,429,990  $   13,869,844   $   11,268,700
  Year                   ==========      ==========       ==========

                         MONMOUTH REAL ESTATE
                              INVESTMENT
                              CORPORATION
                           NOTES TO SCHEDULE
                                  III
                             SEPTEMBER 30,
  (1) Reconciliation
                               2003           2002           2001

    Balance - Beginning
       of Year              142,957,878  $ 113,971,563 $   74,996,066
                            __________    __________       __________
    Additions:
    Ramsey, NJ                      -0-      3,997            178,937
    Somerset, NJ                  3,314      30,488               -0-
    Monaca, PA                    5,450     154,154            84,543
    Orangeburg, NY                  -0-         -0-               -0-
    South Brunswick, NJ         196,287      45,237            11,900
    Greensboro, NC                  -0-         -0-               -0-
    Jackson, MS                 105,415         -0-               -0-
    Franklin, MA                    -0-         -0-               -0-
    Wichita, KA                  24,245         -0-               -0-
    Urbandale, IA                   -0-       2,736               -0-
    Richland, MS                    -0-         -0-               -0-
    O'Fallon, MO                    -0-       7,000               -0-
    Fayetteville, NC             17,360         -0-               -0-
    Schaumburg, IL                  -0-         -0-               -0-
    Burr Ridge, IL                  -0-         -0-               -0-
    Romulus, MI                     -0-         -0-            12,078
    Liberty, MO                     -0-         -0-               -0-
    Omaha, NE                       -0-         -0-               -0-
    Charlottesville, VA             -0-         -0-               -0-
    Jacksonville, FL              3,056         -0-               -0-
    Union Township, OH          808,873         -0-               -0-
    Richmond, VA                  3,000         -0-          7,573,305
    St. Joseph, MO                  -0-         -0-         12,553,964
    Newington, CT                 5,486         -0-          3,371,000
    Cudahy, WI                      -0-       2,618          6,030,997
    Beltsville, MD                  -0-         -0-          9,158,773
    Granite City, IL            (7,502)  12,394,175               -0-
    Monroe, NC                            5,481,022               -0-
    Winston Salem, NC               -0-   6,590,000               -0-
    Elgin, IL                       -0-   6,809,488               -0-
    Tolleson, AZ             14,649,000         -0-               -0-
    Ft. Myers, FL             4,409,093         -0-               -0-
    Edwardsville, KS          7,000,148         -0-               -0-
                             __________     __________     __________

    Total Additions          27,223,225   31,520,915        38,975,497
    Sales:                   __________    __________       __________
    Virginia Beach, VA              -0-    (2,534,600)             -0-
                             __________    __________       __________

    Balance - End of Year  $ 170,181,103 $142,957,878     $113,971,563
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

Date:  December 19, 2003                 By: /s/ Eugene W. Landy
                                             Eugene W. Landy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  December 19, 2003                 By: /s/ Eugent W. Landy
                                             Eugene W. Landy, President

Date:  December 19, 2003                 By: /s/ Ernest V. Bencivenga
                                             Ernest V. Bencivenga, Treasurer and
                                             Director

Date:  December 19, 2003                 By: /s/ Anna T. Chew
                                             Anna T. Chew, Chief Financial
                                             Officer

Date:  December 19, 2003                 By: /s/ Daniel D. Cronheim
                                             Daniel D. Cronheim,
                                             Director

Date:  December 19, 2003                 By: /s/ Matthew I. Hirsch
                                             Matthew I. Hirsch,
                                             Director

Date:  December 19, 2003                 By: /s/ Charles P. Kaempffer
                                             Charles P. Kaempffer,
                                             Director

Date:  December 19, 2003                 By: /s/ Samuel A. Landy
                                             Samuel A. Landy,
                                             Director

Date:  December 19, 2003                 By: /s/ Cynthia J. Morgenstern
                                             Cynthia J. Morgenstern,
                                             Executive Vice President and
                                             Director

Date:  December 19, 2003                 By: /s/ John R. Sampson
                                             John R. Sampson,
                                             Director

Date:  December 19, 2003                 By: /s/ Peter J. Weidhorn
                                             Peter J. Weidhorn,
                                             Director

Date:  December 19, 2003                 By: /s/ Stephen B. Wolgin
                                             Stephen B. Wolgin,
                                             Director