Form 10-Q
period 2003-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2004-02-13
CIK 67625

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

                              OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

  For the transition period from _____________ to ____________

     For the Quarter ended                 Commission File
       December 31, 2003                      No 2-29442

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No   __

Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 125-2 of the Exchange Act)   Yes _X_
No ___

The number of shares or other units outstanding of each of the issuer's classes of securities as of February 1, 2004 was 15,959,027.

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
             FOR THE QUARTER ENDED DECEMBER 31, 2003


                         C O N T E N T S


                                                        Page No

Part I -        Financial Information

Item 1-         Financial Statements (Unaudited):

                Consolidated Balance Sheets                 3

                Consolidated Statements of Income           4

                Consolidated Statements of Cash Flows       5

                Notes to Consolidated Financial
                Statements                                 6-8
Item 2 -        Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                9-13
Item 3-         Quantitative and Qualitative
                Disclosures About Mark Risk

                There have been no material changes to
                information required regarding
                quantitative and qualitative
                disclosures about market risk from the
                end of the preceding year to the date
                of this Form 10-Q.

Item 4-         Controls and Procedures                    12

Part II -       Other Information                          14

                Signatures                                 15


   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
   AS OF DECEMBER 31, 2003 (UNAUDITED) AND SEPTEMBER 30, 2003

                                        (Unaudited)
                                        December 31,      September 30,
                                            2003              2003
                                        _____________     ______________

  ASSETS
Real Estate Investments:
 Land                                    $ 25,426,213       $ 25,426,213
 Buildings, Improvements and
   Equipment, Net of Accumulated
   Depreciation of $18,391,730 and
   $17,429,990, respectively              126,652,522        127,344,122
                                          ___________        ___________
Total Real Estate Investments             152,078,735        152,770,335

Cash and Cash Equivalents                     835,677          1,070,556
Securities Available for Sale at
  Fair Value                               22,833,128         25,421,551
Interest and Other Receivables              1,711,422          1,364,885
Prepaid Expenses                              120,114            117,450
Investment in Hollister '97, L.L.C.           900,399            900,399
Financing Costs, Net of Accumulated
  Amortization                              1,153,995          1,193,157
Lease Costs, Net of Accumulated
  Amortization                                185,648            108,539
Other Assets                                  711,341            227,002
                                          ___________        ___________
TOTAL ASSETS                              180,530,459        183,173,874
                                          ===========        ===========
 LIABILITIES AND SHAREHOLDERS'EQUITY
Liabilities:
   Mortgage Notes Payable                $ 89,496,587       $ 90,909,299
   Loans Payable                            8,351,219         12,324,926
   Other Liabilities                        1,830,090          1,626,360
                                          ___________        ___________
Total Liabilities                          99,677,896        104,860,585
                                          ___________        ___________
Shareholders' Equity:
Common Stock -$.01 Par Value,
  20,000,000 Shares Authorized,
  15,393,026 and 15,090,649
  Shares Issued and Outstanding,
  Respectively                                153,929            150,906
Excess Stock -$.01 Par Value,
  100,000 Shares Authorized, No
  Shares Issued or Outstanding                    -0-                -0-
Additional Paid-In Capital                 79,119,373         76,657,545
Accumulated Other Comprehensive
  Income                                    2,356,001          2,829,839
Loans to Officers, Directors & Key
  Employees                               (1,325,001)        (1,325,001)
Undistributed Income                          548,261                -0-
                                          ___________        ___________
Total Shareholders' Equity                 80,852,563         78,313,289
                                          ___________        ___________
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                $180,530,459       $183,173,874
                                          ===========        ===========

                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements



   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
      FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                        December 31,
                                    2003            2002
                                   ________        ________

INCOME:

Rental and Occupancy               $4,614,085      $4,259,035
  Charges
Interest and Dividend                 465,794         326,125
  Income
Gain on Securities
  Available                         1,340,565         245,305
  For Sale Transactions,
  net
Other Income                           10,510             565
                                   ___________     ___________

     TOTAL INCOME                   6,430,954       4,831,030

EXPENSES:
  Interest Expense                  1,688,490       1,691,164
  Management Fees                      73,448          61,370
  Real Estate Taxes                   336,237         273,804
  Operating Expenses                  155,812         159,176
  Professional Fees                    14,928          21,742
  Office and General Expense          445,416         354,487
  Depreciation                        961,740         830,859
                                  ___________      ___________

     TOTAL EXPENSES                 3,676,071       3,392,602
                                  ___________      ___________

NET INCOME                          2,754,883       1,438,428

NET INCOME - PER SHARE
  Basic                              $    .18        $    .12

                                   ===========     ===========

  Diluted                            $    .18        $    .12

                                   ===========     ===========
WEIGHTED AVERAGE
 SHARES  OUTSTANDING
    Basic                          15,202,448      12,448,528
                                   ===========     ===========
    Diluted                        15,301,939      12,465,082
                                   ===========     ===========

                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements


   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                                 2003           2002
                                                 _____         _____
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $2,754,883    $1,438,428
  Noncash Items Included in Net Income:
    Depreciation                                   961,740       830,859
    Amortization                                    54,592        43,790
    Stock Compensation Expense                       2,274           -0-
    Gain on Sales of Securities
      Available for Sale                       (1,340,565)     (245,305)
  Changes In:
    Interest and Other Receivables               (346,537)     (198,348)
    Prepaid Expenses                               (2,664)     (184,754)
    Other Assets and Lease Costs                 (576,400)       680,124
    Other Liabilities                              203,730        29,374
                                               ___________   ___________
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                    1,711,053     2,394,168
                                               ___________   ___________
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Land, Buildings,
    Improvements and Equipment                   (270,140)  (19,211,606)
  Purchase of Securities Available for Sale      (1,882,225)   (711,990)
  Proceeds from Sale of Securities
    Available for Sale                           5,337,375     1,139,029
                                               ___________   ___________
NET CASH PROVIDED BY/USED  IN INVESTING
  ACTIVITIES                                     3,185,010  (18,784,567)
                                               ___________   ___________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                            3,178,280     3,465,000
  Principal Payments on Loans                  (7,151,987)   (3,230,226)
  Proceeds from Mortgages                              -0-    14,150,000
  Principal Payments on Mortgages              (1,412,712)   (1,175,633)
  Financing Costs on Debt                            (478)     (197,975)
  Proceeds from Issuance of  Common Stock        1,594,364     3,837,953
  Proceeds from Exercise of Stock Options              -0-        39,750
  Dividends Paid                               (1,338,409)   (1,104,811)
                                               ___________   ___________
NET CASH  USED IN/PROVIDED BY FINANCING
  ACTIVITIES                                   (5,130,942)    15,784,058

NET DECREASE  IN CASH AND
   CASH EQUIVALENTS                              (234,879)     (606,341)
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                            1,070,556       693,572
                                               ___________   ___________
  END OF PERIOD                                    835,677        87,231
                                               ===========   ===========

                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY NOTES
              TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY

      The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation (the Company) for the year ended September 30, 2003 have been omitted.

     Certain reclassifications have been made to the consolidated financial statements for the prior period to conform to the current period presentation.

Employee Stock Options

 The  Company  followed APB Opinion No. 25 in accounting  for its stock option plan prior to October 1, 2002, and accordingly no compensation cost had been recognized for grants made prior to
October   1,   2002.   Had  compensation  cost  been   determined
consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:
                              Three Months      Three Months
                                12/31/03          12/31/02
                               __________        __________
Net Income Prior to
  Compensation Expense for
  grants in FY 2003               $2,757,157       $1,438,428
Compensation Expense                   2,274              -0-
                                  __________       __________
Net Income as Reported             2,754,883        1,438,428
  Compensation expenses if
  the fair value method had
  been  applied                          -0-            9,750
                                  __________       __________
Net Income Pro forma              $2,754,883       $1,428,678
                                  ==========       ==========
Net Income per share -
  Basic and Diluted as
  reported                        $     0.18       $     0.12

Net Income per share -
   Basic Pro forma                $     0.18       $     0.12
   Diluted Pro forma              $     0.18       $     0.11

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY, (CONT'D.)

     The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" on October 1, 2002. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosure", compensation costs of $2,274 have been recognized in the three months ended December 31, 2003, as the Company granted stock-based employee compensation during the second quarter ended March 31, 2003.

      During the three months ended December 31, 2003, no stock options were granted. No participants exercised their stock options, and no stock options expired. As of December 31, 2003, there were options outstanding to purchase 500,500 shares and 735,000 shares were available for grant under the Plan.


NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 99,491 shares and 16,554 shares for the three months ended December 31, 2003 and 2002, respectively, are included in the diluted weighted average shares outstanding.

NOTE 3 - COMPREHENSIVE INCOME

      The   following   table  sets  forth  the components of the
Company's comprehensive income:

                                     Three Months

                                 12/31/03     12/31/02
                                 ________     ________

Net Income                      $2,754,883    $1,438,428
Unrealized gain on securities
   available for sale             (474,838)     (242,206)
                                ___________   ___________

Comprehensive Income            $2,280,045    $1,196,222
                                ==========    ==========


NOTE 4 - REAL ESTATE INVESTMENTS

       The Company did not make any real estate acquisitions during the quarter ended December 31, 2003. The additions to buildings, improvements and equipment during the quarter are primarily related to capital projects completed.

NOTE 5 - DEBT AND SHAREHOLDERS' EQUITY

     For the three months ended December 31, 2003, the Company received $2,462,577 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). This amount includes dividend reinvestments of $868,213. There were 302,377 shares issued under the Plan, resulting in 15,393,026 shares outstanding.

     On December 15, 2003, the Company paid $2,206,622 as a dividend of $.145 per share to shareholders of record November 17, 2003. On January 13, 2004, the Company declared a dividend of $.145 per share to be paid on March 15, 2004 to shareholders of record February 17, 2004.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash  paid during the three months ended December  31,  2003
and   2002   for   interest   was  $1,764,777   and   $1,691,164,
respectively.

     During the three months ended December 31, 2003 and 2002, the Company had dividend reinvestments of $868,213 and $710,935, respectively, which required no cash transfers.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities "FIN 46" was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (FIN 46R). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (SPEs) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003, and immediately to all entities created after January 31, 2003. The effective dates of FIN 46R vary depending on the type of reporting enterprise and the type of entity that the enterprise is involved with. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specifies how a business enterprise should evaluate its involvement in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. Conversely, effective dispersion of risks among the parties involved requires that a company that previously consolidated a special purpose entity, upon adoption of FIN 46 or FIN 46R, to deconsolidate such entity. Management believes that this interpretation will not have a material impact on the Company's financial statements.

NOTE 8 - SUBSEQUENT EVENTS

      In January, 2004, the Company sold 500,000 shares in a private placement to Teachers Insurance & Annuity Association - College Retirement Equities Fund (TIAA-CREF) for cash of $4,050,000 or $8.10 per share. The proceeds were used to pay down the Company's outstanding credit facility and will be used for working capital.

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                       FINANCIAL CONDITION

CHANGES IN RESULTS OF OPERATIONS

       Rental and occupancy charges increased $355,050 from $4,259,035 for the three months ended December 31, 2002 to $4,614,085 for the three months ended December 31, 2003. The increase was due primarily to the purchase of the Tolleson, Arizona (November 2002), Ft. Myers, Florida (November 2002), and the Edwardsville, Kansas (April 2003) properties during fiscal year 2003.

       Interest and dividend income increased $139,669 from $326,125 for the three months ended December 31, 2002 to $465,794 for the three months ended December 31, 2003. The increase was due primarily to a higher balance of securities available for sale at December 31, 2003 as compared to December 31, 2002. Securities available for sale at December 31, 2002 were $14,800,002, as compared to $22,833,128 at December 31, 2003.

      Gain on sales of securities available for sale increased by $1,095,260 from $245,305 for the three months ended December 31, 2002 to $1,340,565 for the three months ended December 31, 2003. The increase was due primarily to the Company's decision to realize a portion of the unrealized gain in the securities available for sale portfolio existing during the fourth quarter of calendar 2003, and increased redemptions on the preferred stock holdings by the issuers. Such securities were redeemed at a premium to par.

      Interest expense remained consistent at $1,691,164 for the three months ended December 31, 2002 and $1,688,490 for the three months ended December 31, 2003. The increase in mortgage interest due to the purchase of the three properties in fiscal 2003 as noted above was offset by a decrease in interest on the margin loans due to decreasing interest rates and lower average borrowings outstanding.

      Real estate taxes increased $62,433 from $273,804 for the three months ended December 31, 2002 to $336,237 for the three months ended December 31, 2003. The increase is due primarily to the purchase of the three properties in fiscal 2003 as noted above. These properties are subject to net leases, which require the tenants to pay all real estate taxes as well as other operating expenses associated with the property. As such, the Company's tenant reimbursement revenue has increased correspondingly.

      Office and general expenses increased $90,929 from $354,487 for the three months ended December 31, 2002 to $445,416 for the three months ended December 31, 2003. The increase relates primarily to increased compensation and personnel costs, insurance, and franchise taxes. The Company has been expanding its operations, including increasing the number of employees

      Depreciation increased $130,881 from $830,859 for the three months  ended December 31, 2002 to $961,740 for the three  months
ended December 31, 2003.   The increase is due to the purchase of
the three properties in fiscal 2003.

CHANGES IN FINANCIAL CONDITION

      The Company generated net cash provided by operating activities of $1,711,053 for the three months ended December 31, 2003 as compared to $2,394,168 for the three months ended
December 31, 2002.

      Securities available for sale decreased $2,588,423 from $25,421,551 at September 30, 2003 to $22,833,128 at December 31,
2003. The decrease is due primarily to the sale of $5,337,775 in securities resulting in a gain on sale of $1,340,565. The decrease was partially offset by purchases of $1,882,225.

      Interest  and  other  receivables increased  $346,537  from
$1,364,885  at September 30, 2003 to $1,711,422 at  December  31,
2003.   The  increase is due primarily to the accrual  of  tenant
reimbursements during the quarter.

      Lease costs net of accumulated amortization increased $77,109 from $108,539 at September 31, 2003 to $185,648 at
December 31, 2003. The increase is due primarily to commissions paid for lease renewals at the Franklin Township, NJ, the Greensboro, NC, the S. Brunswick, NJ and the Franklin, MA properties, partially offset by the amortization.

      Other assets increased $484,339 from $227,002 at September 30, 2003 to $711,341 at December 31, 2003. The increase is due primarily to deposits made on potential acquisitions. The Company anticipates acquisitions of approximately $30,000,000 in properties during fiscal 2004, provided that funds and suitable properties are available. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made. Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only upon closing.

     Mortgage notes payable decreased $1,412,712 from $90,909,299
at  September 30, 2003 to $89,496,587 at December 31, 2003.   The
decrease is due to principal repayments during the quarter.

      Loans payable decreased $3,973,707 from $12,324,926 at September 30, 2003 to $8,351,219 at December 31, 2003. The
decrease is due to repayments on margin loans during the quarter. The Company sold $5,337,775 in securities available for sale during the quarter and decreased its margin loan outstanding. In addition, the Company repaid a loan payable at 8.12% due February 29, 2016 issued in connection with the purchase of the St. Joseph, MO property. The note balance was $450,875 at September 30, 2003.

      Other liabilities increased $203,730 from $1,626,360 at September 30, 2003 to $1,830,090 at December 31, 2003. The
increase is due primarily to the accrual of real estate taxes related to the property acquisitions in fiscal 2003. A corresponding receivable of tenant reimbursement revenue was recorded.

CHANGES IN FINANCIAL CONDITION, (CONT'D.)

     The Company raised $2,462,577 from the issuance of shares in its Dividend Reinvestment and Stock Purchase Plan (the DRIP) during the three months ended December 31, 2003. Gross dividends paid for the three months ended December 31, 2003 was $2,206,622, of which $868,213 was reinvested in the DRIP. On January 13, 2004, the Company declared its regular quarterly dividend of $0.145 per share payable March 15, 2004 to shareholders of record February 17, 2004.

      In January, 2004, the Company issued 500,000 shares of common stock in a private placement to Teachers Insurance & Annuity Association-College Retirement Equities Fund (TIAA-CREF) for cash of $4,050,000 or $8.10 per share. The proceeds of the private placement will be used for working capital and will be used to pay down the Company's outstanding credit facility which had a balance of $3.3 million at December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $1,711,053 and $2,394,168 for the three months ended December 31, 2003 and 2002, respectively. In addition, the Company owns securities available for sale of $22,833,128 with margin loans of $4,990,020 at December 31, 2003. These marketable securities provide the
Company with additional liquidity. At December 31, 2003, the Company owns thirty-three properties of which twenty-seven carried mortgage loans totaling $89,496,587. The Company has been raising capital through its DRIP and private placements and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years. Please refer to the Safe Harbor Statement on Page 13.

     The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases. In management's opinion, newly built facilities leased to The Federal Express Corporation (FDX) and its subsidiaries meet this criteria. The Company has a concentration of FDX and FDX subsidiary leased properties. The percentage of FDX leased square footage as a total of our rental space is 29%. This is a risk factor that shareholders should consider. FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company's shareholders.

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

FUNDS FROM OPERATIONS, (CONT'D.)

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

     The Company's FFO for the three months ended December 31, 2003 and 2002 is calculated as follows:

                       Three Months

                    12/31/03     12/31/02
                    ________     ________

Net Income        $2,754,883    $1,438,428

Depreciation
Expense              961,740       830,859
                    ________      ________

FFO               $3,716,623    $2,269,287

                  ==========     =========


      The following are the cash flows provided (used) by operating investing and financing activities for the three months ended December 31, 2003 and 2002:

                            2003        2002


Operating Activities     $1,711,053   $2,394,168

Investing Activities      3,185,010  (18,784,567)

Financing Activities     (5,130,942)  15,784,058


CONTROLS AND PROCEDURES

       The Company's President and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

       The Company's President and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     (a)    EXHIBITS -

       31.1
       CERTIFICATION OF EUGENE W. LANDY, PRESIDENT OF THE COMPANY, PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14(a).

       31.2
       CERTIFICATION OF ANNA T. CHEW, CHIEF FINANCIAL OFFICER OF
       THE COMPANY, PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-
       14(a).

       32
       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
       ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
       OF 2002, SIGNED BY EUGENE W. LANDY, PRESIDENT AND ANNA
       T. CHEW, CHIEF FINANCIAL OFFICER

     (b)  REPORTS ON FORM 8-K -   None

                           SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date: February 9, 2004     By: /s/ Eugene W. Landy
                                   Eugene W. Landy
                                   President



Date:  February 9, 2004    By: /s/ Anna T. Chew
                                   Anna T. Chew
                                   Chief Financial Officer