Form 10-Q
period 2004-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2004-05-14
CIK 67625

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

                                OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from _______________ to ______________

     For the Quarter ended                      Commission File
       March 31, 2004                                 No 2-29442

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


----------------------------------------------------------------------

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

The number of shares or other units outstanding of each of the issuer's classes of securities as of May 1, 2004 was 16,452,924.

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                      FOR THE QUARTER ENDED MARCH 31, 2004


                                 C O N T E N T S


                                                        Page No

Part I -   Financial Information

Item 1-    Financial Statements (Unaudited):

           Consolidated Balance Sheets                  3

           Consolidated Statements of Income            4

           Consolidated Statements of Cash Flows        5

           Notes to Consolidated Financial Statements   6-10

Item 2 -   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                   11-16

Item 3-    Quantitative and Qualitative Disclosures
           About Market Risk

           There have been no material changes to
           information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4-    Controls and Procedures                      16

Part II -  Other Information                            17

           Signatures                                   18

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEETS
     AS OF MARCH 31, 2004 (UNAUDITED) AND SEPTEMBER 30, 2003
                                               (Unaudited)
                                                March 31,     September 30,
                                                   2004           2003

  ASSETS
Real Estate Investments:
  Land                                        $30,426,213       $25,426,213
  Buildings, Improvements and Equipment,
    Net of Accumulated Depreciation of
    $19,376,718 and $17,429,990,              138,367,769       127,344,122
    respectively
                                              ___________      ____________
Total Real Estate Investments                 168,793,982       152,770,335
                                              ___________      ____________

Cash and Cash Equivalents                         793,907         1,070,556
Securities Available for Sale at Fair Value    20,561,537        25,421,551
Interest and Other Receivables                  1,610,166         1,364,885
Prepaid Expenses                                  164,673           117,450
Investment in Hollister '97, L.L.C.               900,399           900,399
Financing Costs, Net of Accumulated             1,374,891         1,193,157
Amortization
Lease Costs, Net of Accumulated                   215,318           108,539
Amortization
Other Assets                                      149,543           227,002
                                              ___________      ____________
TOTAL ASSETS                                  194,564,416       183,173,874
                                              ===========      ============

   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage Notes Payable                    $100,872,169      $ 90,909,299
   Loans Payable                                3,887,993        12,324,926
   Other Liabilities                            1,710,183         1,626,360
                                             ____________      ____________
Total Liabilities                             106,470,345       104,860,585
                                             ____________      ____________

Shareholders' Equity:
 Common Stock -$.01 Par Value, 20,000,000
   Shares Authorized, 16,315,881 and
   15,090,649 Shares Issued and
   Outstanding, respectively                      163,158           150,906
 Excess Stock -$.01 Par Value, 5,000,000
   Shares Authorized, No Shares Issued or
   Outstanding                                        -0-               -0-
 Additional Paid-In Capital                    86,697,025        76,657,545
 Accumulated Other Comprehensive Income         2,161,131         2,829,839
 Loans to Officers, Directors & Key
   Employees                                  (1,230,938)       (1,325,001)
 Undistributed Income                             303,695               -0-
                                             ____________      ____________
Total Shareholders' Equity                     88,094,071        78,313,289
                                             ____________      ____________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $194,564,416      $183,173,874
                                             ============      ============

                                    Unaudited
           See Accompanying Notes to Consolidated Financial Statements
                                     Page 3



           MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003

                         Three Months Ended      Six Months Ended
                        3/31/04     3/31/03     3/31/04     3/31/03
INCOME:

  Rental and
Occupancy Charges     $4,893,969  $4,254,732   $9,518,564  $8,270,767
                       _________   _________    _________   _________

EXPENSES:
  Management Fees         76,449      61,368      149,897     122,738
  Real Estate Taxes      280,125     237,385      616,362     268,189
  Operating Expenses     283,468     220,489      439,280     371,555
  Professional Fees        1,720      48,648       16,648      41,734
  Office and General
    Expense              615,043     406,623    1,060,459     797,876
  Depreciation           984,988     868,330    1,946,728   1,699,189
                       _________   _________    _________   _________

     TOTAL EXPENSES    2,241,793   1,842,843    4,229,374   3,301,281
                       _________   _________    _________   _________

OTHER INCOME (EXPENSE):

  Interest and
   Dividend Income       469,616     322,718      907,910     621,908
  Gain on Securities
   Available for Sale
   Transactions, net     662,306      96,307    2,002,871     341,612
  Income from Equity
   Investment             27,500      27,500       55,000      55,000
  Interest Expense   (1,725,066) (1,716,285)  (3,413,556) (3,407,449)
                       _________  _________     _________  _________

TOTAL OTHER INCOME
  (EXPENSE)            (565,644) (1,269,760)    (447,775) (2,388,929)
                       _________  _________     _________  _________

NET INCOME             2,086,532 $1,142,129     4,841,415  $2,580,557
                       =========  =========     =========   =========


NET INCOME - PER SHARE
  Basic                  $   .13    $   .08      $    .31    $    .20
                       =========  =========     =========   =========


  Diluted                $   .13    $   .08      $    .31    $    .20
                       =========  =========     =========   =========


WEIGHTED AVERAGE
 SHARES  OUTSTANDING
    Basic             15,963,782 13,499,221    15,578,303  12,956,950
                       =========  =========     =========   =========

    Diluted           16,072,721 13,517,277    15,678,293  12,972,087
                       =========  =========     =========   =========



                                    Unaudited
           See Accompanying Notes to Consolidated Financial Statements
                                     Page 4


           MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003


                                               2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                               $4,841,415    $2,580,557
  Noncash Items Included in Net
Income:
    Depreciation                            1,946,728     1,699,189
    Amortization                              110,639       106,258
    Stock Compensation Expense                  2,274           -0-
    Gain on Sales of Securities           (2,002,871)     (341,612)
     Available for Sale
  Changes In:
    Interest and Other Receivables          (245,281)       228,993
    Prepaid Expenses                         (47,223)      (95,815)
    Other Assets and Lease Costs             (59,224)       692,479
    Other Liabilities                          83,823         7,122
                                          ___________   ___________
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                               4,630,280     4,877,171
                                          ___________   ___________

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Real Estate                (17,694,000)  (19,058,000)
  Capital Improvements                      (276,375)     (181,852)
  Purchase of Securities Available for
    Sale                                  (4,018,605)   (5,747,266)
  Proceeds from Sale of Securities
    Available for Sale                     10,212,782     1,370,456
                                          ___________   ___________
NET CASH USED  IN INVESTING
  ACTIVITIES                             (11,776,198)  (23,616,662)
                                          ___________   ___________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                      11,404,856     4,815,000
  Principal Payments on Loans            (19,841,789)   (8,545,591)
  Proceeds from Mortgages                  12,800,000    14,150,000
  Principal Payments on Mortgages         (2,837,130)   (3,568,484)
  Financing Costs on Debt                   (262,469)     (234,203)
  Payments on Loans to Officers,
    Directors and Key Employees                94,063           -0-
  Proceeds from Issuance of  Common
    Stock                                   7,956,559    14,070,271
  Proceeds from Exercise of Stock
    Options                                   366,255        39,750
  Dividends Paid                          (2,811,076)   (2,266,459)
                                          ___________   ___________
NET CASH  PROVIDED BY FINANCING
  ACTIVITIES                                6,869,269    18,460,284
                                          ___________   ___________

NET DECREASE  IN CASH AND
   CASH EQUIVALENTS                         (276,649)     (279,207)
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                       1,070,556       693,572
                                          ___________   ___________
  END OF PERIOD                           $   793,907   $   414,365
                                          ===========   ===========

                                    Unaudited
           See Accompanying Notes to Consolidated Financial Statements
                                     Page 5

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS  (UNAUDITED)
                                 MARCH 31, 2004

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY

     The interim consolidated financial statements furnished herein include Monmouth Real Estate Investment Corporation and its wholly-owned subsidiary, MRC I LLC, (the Company) and reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. All intercompany transactions and balances have been eliminated in consolidation. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2003 have been omitted.

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

Employee Stock Options

     The Company followed APB Opinion No. 25 in accounting for its stock option plan prior to October 1, 2002, and accordingly no compensation cost had been recognized for grants made prior to October 1, 2002. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:



                           Three      Three       Six        Six
                          Months     Months     Months     Months
                          3/31/04    3/31/03    3/31/04    3/31/03
Net Income Prior to
  Compensation Expense  $2,086,532 $1,144,404 $4,843,689 $2,582,832
Compensation Expense           -0-    (2,275)    (2,274)    (2,275)
                          ________   ________   ________   ________

Net Income as Reported   2,086,532  1,142,129  4,841,415  2,580,557

Compensation expenses
if the fair value method       -0-    (9,750)        -0-   (19,500)
  had been applied
                          ________   ________   ________   ________

Net Income Pro forma    $2,086,532 $1,132,379 $4,841,415 $2,561,057
                          ========   ========   ========   ========

Net Income per share -
   Basic and Diluted as
    reported             $    .13    $    .08   $    .31   $    .20


Net Income per share -
   Basic and Diluted
    Pro forma            $    .13    $    .08   $    .31   $    .20

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY, (CONT'D.)

     The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" on October 1, 2002. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosure", compensation costs of $2,274 have been recognized in the six months ended March 31, 2004, as the Company granted stock-based employee compensation during the second quarter ended March 31, 2003.

     During the six months ended March 31, 2004, no stock options were granted. Two participants exercised their stock options and purchased 51,500 shares for a total of $366,255. As of March 31, 2004, there were options outstanding to purchase 449,000 shares and 778,000 shares were available for grant under the Plan.

Acquisitions

      Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, leasing commissions and intangible assets including in-place leases and above market and below market leases. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property determined by third party appraisal of the property obtained in conjunction with the purchase. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term.

      The purchase price is further allocated to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the respective tenant. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles, which is included as a component of Other Assets, is amortized to expense over the remaining lease term and expected renewal periods of the respective lease. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions above and below market leases and the in-place lease value is immediately charged to expense.


NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 108,939 shares and 18,056 shares for the three months ended March 31, 2004 and 2003, respectively, are included in the diluted weighted average shares outstanding. Options in the amount of 99,990 shares and 15,137 shares are included for the six months ended March 31, 2004 and 2003, respectively, are included in the diluted weighted average shares outstanding.

NOTE 3 - COMPREHENSIVE INCOME

       The   following  table  sets  forth  the  components  of  the   Company's
comprehensive income:

                         Three Months                  Six Months
                   3/31/04       3/31/03       3/31/04      3/31/03

Net Income       $2,086,532   $1,142,129    $4,841,415    $2,580,557
Change in
unrealized gain
 (loss) on
 securities
 available for
 sale             (194,870)     (97,295)     (668,708)     (339,501)
                 __________   __________    __________    __________
Comprehensive
  Income         $1,891,662   $1,044,834    $4,172,707    $2,241,056
                 ==========   ==========    ==========    ==========

NOTE 4 - REAL ESTATE INVESTMENTS

     On February 23, 2004, the Company purchased a 170,779 square foot industrial building in Tampa, Florida. This building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of Federal Express Corporation
(FDX), for 15 years. The purchase price including closing costs was approximately $17,700,000, the Company paid approximately $400,000 in cash, obtained a mortgage of $12,800,000, and obtained $4,500,000 from its margin loan. The mortgage payable is at a rate of 6% and matures on March 1, 2019.

     The Company has a concentration of FDX and FDX subsidiary leased properties. With the purchase of the Tampa property, the percentage of FDX leased square footage as a total of our rental space increased from 29% to 33%.

NOTE 5 - SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

     During the six months ended March 31, 2004, the Company sold or redeemed $10,212,782 in securities available for sale, recognizing a gain on sale of $2,002,871. The Company made additional purchases of $4,018,605 in securities available for sale. Included in those purchases was $500,000 of the Convertible Subordinated Debentures of Monmouth Capital Corporation, a related company.

     During the three months ended March 31, 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $3,400,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations. Changes in the market value of these derivatives have been recorded in interest and dividend income with corresponding amounts recorded in other liabilities on the balance sheet. The fair value of the derivatives at March 31, 2004 was a liability of $33,125.

NOTE 6 - SHAREHOLDERS' EQUITY

     In January 2004, the Company issued 500,000 shares in a private placement with Teachers Insurance & Annuity Association-College Retirement Equities Fund for consideration of $4,050,000 or $8.10 per share. The proceeds of the private placement will be used for working capital and will initially be used to pay down the Company's outstanding credit facility. The Company incurred approximately $68,000 in offering costs related to this private placement which were recorded as a reduction to Additional Paid-In Capital.

NOTE 6 - SHAREHOLDERS' EQUITY (CONT"D.)

     For the six months ended March 31, 2004, the Company received $5,701,055 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). This amount includes dividend reinvestments of $1,726,644. There were 673,732 shares issued under the Plan, resulting in 16,315,881 shares outstanding.

     On March 15, 2004, the Company paid $2,331,098 as a dividend of $.145 per share to shareholders of record February 17, 2004. Total dividends paid for the
six months ended March 31, 2004 was $4,537,720.   On April 1, 2004, the Company
declared a dividend of $.145 per share to be paid on June 15, 2004 to shareholders of record May 17, 2004.

NOTE 7 - EMPLOYMENT AGREEMENTS

      The Company has an employment agreement with Mr. Eugene W. Landy, Chairman
of the Board and President.   On January 1, 2004, Mr. Landy's Employment
Agreement with the Company was amended to extend the term for five years to December 31, 2009. The amended Employment Agreement provides for (1) an increase in his annual base compensation from $150,000 to $175,000; (2) an increase in his severance payment from $300,000 payable $100,000 a year for three years to $500,000 payable $100,000 a year for five years; and (3) an increase from $40,000 a year to $50,000 a year of his pension benefits; and
(4) an extension of three years of his pension payments for a ten-year period commencing January 1, 2004. Mr. Landy receives bonuses and customary fringe benefits, including health insurance and five weeks vacation. Additionally,
there will be bonuses voted by the Board of Directors.   The Employment
Agreement   is terminable by either party at any time subject to certain notice
requirements.    The Company accrued additional compensation expense related to the pension benefits of $141,000 in the quarter ended March 31, 2004.

      Effective January 15, 2004, the Company and Cynthia J. Morgenstern, Executive Vice President, entered into a three-year employment agreement under which Ms. Morgenstern receives an annual base salary of $160,000, increasing to
$176,000 in 2005 and to $194,000  in  2006,  plus bonuses   and  customary
fringe  benefits.   In the event of disability, her salary shall continue for a period of two years. No accruals were recorded in connection with this employment agreement.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the six months ended March 31, 2004 and 2003 for interest was $3,812,404 and $3,407,449, respectively.

     During the six months ended March 31, 2004 and 2003, the Company had dividend reinvestments of $1,726,644 and $1,447,769, respectively, which required no cash transfers.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities "FIN 46" was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (FIN 46R). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (SPEs) in which the entity holds a variable interest no later than the end of the

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D.)

 first reporting period ending after December 15, 2003, and immediately to all entities created after January 31, 2003. The effective dates of FIN 46R vary depending on the type of reporting enterprise and the type of entity that the enterprise is involved with. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specifies how a business enterprise should evaluate its involvement in a
variable interest entity to determine whether to consolidate that entity.   A
variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. Conversely, effective dispersion of risks among the parties involved requires that a company that previously consolidated a special purpose entity, upon adoption of FIN 46 or FIN 46R, to deconsolidate such entity. Management believes that this interpretation will not have a material impact on the Company's consolidated financial statements

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION

Overview

     The following discussion and analysis of the consolidated results of operation and financial condition should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein and the Company's September 30, 2003 annual report on Form 10-K.

     The Company is a real estate investment trust (REIT). The Company's primary business is the ownership and management of industrial buildings subject
to long term leases to credit tenants.   The Company owns thirty-three
industrial properties and one shopping center with a total of 3,700,000 square feet. Total real estate investments were $168,794,000 at March 31, 2004. These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland, and Arizona. At March 31, 2004, the Company's weighted average lease expiration term was six years and the Company's occupancy rate was 95%.

     The Company expects to invest approximately $40,000,000 in 2004 in acquisitions of real property. In February 2004, the Company purchased a 170,779 square foot industrial building in Tampa, Florida for approximately $17,700,000. The building is 100% net leased to FedEx Ground Package Systems, Inc. a subsidiary of Federal Express Corporation, for 15 years. The Company obtained a mortgage of $12,800,000 at a rate of 6% and matures on March 1, 2019.

     The Company has a concentration of Federal Express Corporation and subsidiary (FDX) leased properties. At March 31, 2004, the percentage of FDX leased square footage as a total of the Company's rental space is 33%. This is a risk factor that shareholders should consider.

     The Company also holds a portfolio of securities of other REITs of $20,561,537 at March 31, 2004. The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found. At March 31, 2004, the Company's portfolio consisted of 68% preferred stocks, 20% common stocks and 12% debentures. The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

     The Company's revenue primarily consists of rental and reimbursement income from the ownership of industrial rental property. Revenues also include interest and dividend income and gain on sales of securities available for sale
and income from an equity investment.    Total revenue increased 29% for the
three months ended March 31, 2004 as compared to the three months ended March 31, 2003 and 34% for the six months ended March 31, 2004 as compared to the six months ended March 31, 2003. The increase was due to property acquisitions and increased gain on securities available for sale.

     See PART I, Item 1 - Business in the Company's September 30, 2003 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

      At March 31, 2004, the Company owned thirty-four properties with total square footage of approximately 3,700,000 compared to thirty-two properties with approximately 3,300,000 square feet at March 31, 2003. At March 31, 2004, The Company's weighted average lease expiration term was six years and the Company's occupancy rate was 95%.

     Rental and occupancy charges increased $639,237 or 15% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Rental and occupancy charges increased $1,247,797 or 15% for the six months ended March 31, 2004 as compared to the six months ended March 31, 2003. The increase is related to rent and occupancy charges of the Kansas property purchased in April 2003 and the Tampa property purchased in February 2004.

     Real estate taxes increased $42,740 or 18% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Real estate taxes increased $348,173 or 130% for the six months ended March 31, 2004 as compared to the six months ended March 31, 2003. The increase in real estate taxes is due to the full year of real estate taxes for the properties acquired in Tolleson, Arizona, Ft. Myers, Florida, and Edwardsville, Kansas and the acquisition of the Tampa, Florida property in February 2004.

     Operating expenses increased $62,979 or 29% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Operating expenses increased $67,725 or 18% for the six months ended March 31, 2004 as compared to the six months ended March 31, 2003. The increase is due to the acquisitions noted above.

     Professional fees decreased $46,928 or 96% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Professional fees decreased $25,086 or 60% for the six months ended March 31, 2004 as compared to the six months ended March 31, 2003. The decrease is due to decreases in legal fees. During 2003, the Company incurred legal fees in connection with its reincorporation from Delaware to Maryland.

     Office and general expense increased $208,420 or 51% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Office and general expense increased $262,583 or 33% for the six months ended March 31, 2004 as compared to March 31, 2003. The increase is due to higher personnel costs related to increased number of employees and additional accruals of $141,000 related to retirement benefits under the amended employment agreement for the President and Chairman.

     Depreciation expense increased $116,658 or 13% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Depreciation expense increased $247,539 or 15% for the six months ended March 31, 2004 as compared to the six months ended March 31, 2003. The increase is due to the acquisitions noted above.

CHANGES IN RESULTS OF OPERATIONS (CONT'D.)

     Interest and dividend income increased $146,898 or 46% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Interest and dividend income increased $286,002 or 46% for the six months ended March 31, 2004 as compared to the six months ended March 31, 2003. The increase is due to a higher average balance of securities available for sale during the six months
ended March 31, 2004 as compared to the six months ended March 31, 2003.    The
average balance of securities available for sale was approximately $22,299,000 and $16,203,000 for the six months ended March 31, 2004 and 2003, respectively.

     Gain on sale of securities increased $565,999 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Gain on sale of securities available for sale increased $1,661,259 for the six months
ended March 31, 2004 and compared to the six months ended March 31, 2003.   The
Company sold more securities available for sale than in prior year due to the unrealized gains existing in the portfolio in the fourth quarter of 2003 and the first and second quarters of 2004. Management does not expect to recognize the same level of realized gains on sale of securities in future quarters due to the decrease in market value of REITs securities occurring after the second quarter of 2004. Please refer to the Safe Harbor statement on page 16.

     Interest expense remained relatively stable for the three and six months ended March 31, 2004 as compared to the three and six months ended March 31,
2003.    The increase in interest expense is due to the new acquisition in
Tampa, Florida in February 2004 which was partially offset by the decrease in the interest rates on the Company's margin loan. The interest rate on the Company's margin loan was 2.75% and 3.0% at March 31, 2004 and 2003, respectively.

CHANGES IN FINANCIAL CONDITION

     The Company generated net cash provided by operating activities of $4,630,280 for the six months ended March 31, 2004 as compared to $4,877,171 for the six months ended March 31, 2003.

     Real estate investments increased $16,023,647 from September 30, 2003 to March 31, 2004 due to the purchase of the Tampa, Florida industrial building for approximately $17,694,000 and capital projects on existing properties of $276,375 less depreciation for the six months ended March 31, 2004. The Company intends to acquire additional properties of approximately $22,000,000 during the remainder of fiscal year 2004. Please refer to the Safe Harbor statement on page16.

     Securities available for sale decreased $4,860,014 from September 30, 2003 to March 31, 2004 due mainly to sales of securities of $10,212,782 resulting in a net gain on sale of securities available for sale of $2,002,871. This decrease was partially offset by purchases of securities available for sale of
$4,018,605.    The Company may purchase additional securities on margin from time to time if the Company can earn an adequate yield spread on the securities.

CHANGES IN FINANCIAL CONDITION, (CONT'D.)

     During the three months ended March 31, 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $3,400,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations. Changes in the market value of these derivatives have been recorded in interest and dividend income with corresponding amounts recorded in other liabilities on the balance sheet. The fair value of the derivatives at March 31, 2004 was a liability of $33,125.

     Deferred financing costs, net of accumulated amortization and mortgages payable increased $181,734 and $9,962,870, respectively, from September 30, 2003 to March 31, 2004. The increase in deferred financing costs is due to the loan costs related to the purchase of the Tampa, Florida acquisition, less amortization for the six months. The increase in the mortgages payable balance is due to the mortgage related to the Tampa, Florida acquisition less mortgage payments on existing properties.

     Loans payable decreased $8,436,933 from September 30, 2003 to March 31, 2004. The decrease is due to payments on the Company's line of credit and net payments on the Company's margin loans.

     The Company raised $5,701,055 from the issuance of shares in its Dividend Reinvestment and Stock Purchase Plan (the DRIP) during the six months ended March 31, 2004.
Gross dividends paid for the six months ended March 31, 2004 was $4,537,720, of
which $1,726,644 was reinvested in the DRIP.   On April 1, 2004, the Company
declared its regular quarterly dividend of $0.145 per share payable June 15, 2004 to shareholders of record May 17, 2004.

     In January, 2004, the Company issued 500,000 shares of common stock in a private placement to Teachers Insurance & Annuity Association-College Retirement
Equities Fund (TIAA-CREF) for cash of $4,050,000 or $8.10 per share.   The
proceeds of the private placement will be used for working capital and will be used to pay down the Company's outstanding credit facility and margin loan. The balance of the line of credit was $1,361,198 at March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $4,630,280 and $4,877,171 for the six months ended March 31, 2004 and 2003, respectively. In addition, the Company owns securities available for sale of $20,561,537 with margin loans of $2,526,795 at March 31, 2004. These marketable securities provide the Company with additional liquidity. At March 31, 2004, the Company owns thirty-four properties of which twenty-eight carried mortgage loans totaling $100,872,169. The Company has been raising capital through its DRIP and private placements and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years. Please refer to the Safe Harbor Statement on Page 16.

     The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases. In management's opinion, newly built facilities leased to The Federal Express Corporation (FDX) and its subsidiaries meet this criteria. The Company has a concentration of FDX and FDX subsidiary leased properties. With the purchase of the Tampa, Florida property in February 2004, the percentage of FDX leased square footage as a total of our rental space is 33%. This is a risk factor that shareholders should consider. FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company's shareholders.

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

     The Company's FFO for the three and six months ended March 31, 2004 and 2003 is calculated as follows:

                      Three Months              Six Months
                    3/31/04     3/31/03     3/31/04     3/31/03

Net Income       $2,086,532  $1,142,129  $4,841,415  $2,580,557

Depreciation
  Expense           984,988     868,330   1,946,728   1,699,189
                  _________   _________   _________   _________

FFO              $3,071,520  $2,010,459  $6,788,143  $4,279,746
                  =========   =========   =========   =========


     The following are the cash flows provided (used) by operating investing and financing activities for the six months ended March 31, 2004 and 2003:

                                 2004              2003

     Operating Activities     $4,630,280        $4,877,171
     Investing Activities   (11,776,198)      (23,616,662)
     Financing Activities      6,869,269        18,460,284

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


CONTROLS AND PROCEDURES

      The Company's President and Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

      The Company's President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     (a)    EXHIBITS -

       31.1
       CERTIFICATION OF EUGENE W. LANDY, PRESIDENT AND CHIEF
       EXECUTIVE OFFICER OF THE COMPANY, PURSUANT TO SECURITIES
       EXCHANGE ACT RULE 13a-14(a).

       31.2
       CERTIFICATION OF ANNA T. CHEW, CHIEF FINANCIAL OFFICER OF
       THE COMPANY, PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-
       14(a).

       32
       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
       ADOPTED
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
       2002,
       SIGNED BY EUGENE W. LANDY, PRESIDENT AND CHIEF EXECUTIVE OFFICER AND ANNA T. CHEW, CHIEF FINANCIAL OFFICER

     (b)  REPORTS ON FORM 8-K -

        The Company filed the following reports on Form 8-K during the quarter for which this report on Form 10-Q is filed:

        1) Form 8-K dated January 21, 2004 was filed to report the private placement of 500,000 shares of common stock with Teachers Insurance & Annuity Association - College Retirement Equities Fund in exchange for $4,050,000 in cash.

        2) Form 8-K dated February 25, 2003 was filed to report the purchase of an industrial building in Tampa, Florida.

                           SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   MONMOUTH REAL ESTATE INVESTMENT CORPORATION



Date:  May 12, 2004      By: /s/ Eugene W. Landy
                         Eugene W. Landy
                         President and Chief Executive Officer



Date:  May 12, 2004      By: /s/ Anna T. Chew
                         Anna T. Chew
                         Chief Financial Officer