Form 10-Q
period 2004-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2004-08-11
CIK 67625

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2004

                               OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     For the Quarter ended              Commission File
       June 30, 2004                     No 2-29442

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

The number of shares or other units outstanding of each of the issuer's classes of securities as of August 2, 2004 was 16,991,052.

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
               FOR THE QUARTER ENDED JUNE 30, 2004


                         C O N T E N T S


                                                        Page No

Part I -   Financial Information

Item 1-    Financial Statements (Unaudited):

           Consolidated Balance Sheets                      3

           Consolidated Statements of Income                4

           Consolidated Statements of Cash Flows            5

           Notes to Consolidated Financial Statements     6-10

Item 2 -   Management's Discussion and Analysis of        11-16
           Results of Operations and Analysis of
           Financial Condition

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

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
          AS OF JUNE 30, 2004 (UNAUDITED) AND SEPTEMBER 30, 2003

                                          (Unaudited)
                                          June 30,      September 30,

                                            2004            2003
                                        ___________      ___________
  ASSETS
Real Estate Investments:
  Land                                  $ 30,426,213      $ 25,426,213
  Buildings, Improvements and
  Equipment,
   Net of Accumulated Depreciation
   Of $20,408,202 and $17,429,990,
   respectively                          137,360,738      127,344,122
                                        ___________      ___________
Total Real Estate Investments            167,786,951      152,770,335
                                        ___________      ___________

Cash and Cash Equivalents                  1,140,067        1,070,556
Securities Available for Sale,
 at Fair Value                            21,456,491       25,421,551
Interest and Other Receivables             1,321,459        1,364,885
Prepaid Expenses                             136,107          117,450
Investment in Hollister '97, L.L.C.          900,399          900,399
Financing Costs, Net of Accumulated
 Amortization                              1,330,883        1,193,157
Lease Costs, Net of Accumulated
 Amortization                                206,408          108,539
Other Assets                                 150,063          227,002
                                        ___________      ___________
TOTAL ASSETS                            $194,428,828     $183,173,874
                                        ===========      ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage Notes Payable                $99,147,049      $ 90,909,299
  Loans Payable                           3,439,523        12,324,926
  Other Liabilities                       1,721,355         1,626,360
                                         __________       ___________
Total Liabilities                       104,307,927       104,860,585
                                        ___________       ___________

Shareholders' Equity:
 Common Stock -$.01 Par Value,
  20,000,000
   Shares Authorized, 16,872,415 and
   15,090,649 Shares Issued and
   Outstanding, respectively                168,724           150,906
 Excess Stock -$.01 Par Value,5,000,000
  Shares Authorized, No Shares
   Issued or Outstanding                        -0-              -0-
 Additional Paid-In Capital               90,416,595       76,657,545
 Accumulated Other Comprehensive
  Income                                     766,520        2,829,839
 Loans to Officers, Directors & Key
  Employees                               (1,230,938)      (1,325,001)
 Undistributed Income                           -0-              -0-
                                          ___________      ___________
Total Shareholders' Equity                90,120,901       78,313,289
                                          ___________      ___________

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                 $194,428,828     $183,173,874
                                         ===========      ===========

                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements
                             Page 3

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
   FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                        Three Months Ended      Nine Months Ended
                        6/30/04       6/30/03      6/30/04      6/30/03
                       _________     _________   __________    _________

INCOME:
Rental and Occupancy
 Charges      	      $5,453,966   $5,109,109   $15,819,187   $14,410,384
                      _________     _________    __________    _________

EXPENSES:
 Management Fees          73,869       61,370       223,766       184,108
 Real Estate Taxes       691,860      488,202     2,154,879     1,786,334
 Operating Expenses      259,099      380,441       698,379       751,996
 Professional Fees         8,945      223,390        25,593       265,124
 Office and General
  Expense                412,669      340,148     1,473,128     1,138,024
 Depreciation          1,031,484      905,601     2,978,212     2,604,790
                       _________     _________    __________    _________

     TOTAL EXPENSES    2,477,926     2,399,152    7,553,957     6,730,376
		       _________     _________    _________     _________

OTHER INCOME
(EXPENSE)

  Interest and
   Dividend Income       392,597        541,633    1,333,632    1,162,976
  Gain on Securities
   Available  for
   Sale
Transactions,            217,310        513,457    2,187,056      855,069
   net
  Income from Equity
   Investment             27,500         27,500       82,500       82,500
  Interest Expense    (1,824,699)    (1,761,636)  (5,238,255)  (5,169,085)

                       _________      __________   __________    __________

TOTAL OTHER INCOME
(EXPENSE)             (1,187,292)      (679,046)  (1,635,067)   (3,068,540)

                       _________       __________  __________    __________

NET INCOME            $1,788,748      $2,030,911   $6,630,163    $4,611,468

                       =========       ==========   ==========    ==========


NET INCOME - PER SHARE
  Basic                 $     .11     $      .14    $     .42     $     .34

                        ==========     ==========    ==========    ==========


  Diluted
                        $     .11     $      .14    $     .41     $     .34

                       ==========      ==========    ==========   ==========

WEIGHTED AVERAGE
 SHARES  OUTSTANDING
  Basic                16,574,065     14,573,158   15,915,325     13,495,686

                       ==========     ==========   ==========     ==========

  Diluted              16,625,483     14,640,413   16,002,184     13,516,920

                       ==========     ==========   ==========     ==========

                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements
                             Page 4

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                              2004          2003
                                           ___________   __________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                $6,630,163   $4,611,468
  Noncash Items Included in Net Income:
    Depreciation                             2,978,212    2,604,790
    Amortization                               169,599      161,558
    Stock Compensation Expense                  13,954        4,551
    Gain on Securities Available for
     Sale Transactions                      (2,187,056)    (855,069)
  Changes In:
    Interest and Other Receivables              43,426      308,365
    Prepaid Expenses                           (18,657)     (17,197)
    Other Assets and Lease Costs               (65,786)     972,127
    Other Liabilities                           94,995      (64,270)
                                           ___________    __________
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                 7,658,850    7,726,323
                                           ___________    __________

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Real Estate                 (17,694,000)  (26,058,241)
  Capital Improvements                       (300,828)     (369,477)
  Purchase of Securities Available for
   Sale                                    (6,963,617)  (11,177,485)
  Proceeds from Sale of Securities
   Available for Sale                       11,052,414   4,967,237
                                           ___________   __________

NET CASH USED  IN INVESTING ACTIVITIES    (13,906,031)  (32,637,966)
                                           ___________   __________


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans                      15,301,633    14,170,125
  Principal Payments on Loans             (24,187,036)  (14,597,477)
  Proceeds from Mortgages                  12,800,000    19,100,000
  Principal Payments on Mortgages          (4,562,250)   (5,055,213)
  Financing Costs on Debt                    (262,469)     (333,631)
  Payments on Loans to Officers,
   Directors and Key Employees                 94,063           -0-
  Proceeds from Issuance of  Common        10,743,290    15,169,378
   Stock
  Proceeds from Exercise of Stock
   Options                                    723,755        47,625
  Dividends Paid                           (4,334,294)   (3,474,866)
                                           ___________   __________

NET CASH  PROVIDED BY FINANCING
 ACTIVITIES                                 6,316,692    25,025,941
                                           ___________   ___________


NET INCREASE  IN CASH AND
 CASH EQUIVALENTS                              69,511       114,298
CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                        1,070,556       693,572
                                           ___________    __________
  END OF PERIOD                            $1,140,067    $  807,870
                                            ==========    ==========


                            Unaudited
   See Accompanying Notes to Consolidated Financial Statements
                             Page 5

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY NOTES
        TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
                          JUNE 30, 2004

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY

     The interim consolidated financial statements furnished herein include Monmouth Real Estate Investment Corporation and its wholly-owned subsidiary, MRC I LLC, (the Company) and reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. All intercompany transactions and balances have been eliminated in consolidation. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2003 have been omitted.

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

Employee Stock Options

     The Company followed APB Opinion No. 25 in accounting for its stock option plan prior to October 1, 2002, and accordingly no compensation cost had been recognized for grants made prior to October 1, 2002. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:


                           Three        Three       Nine       Nine
                           Months       Months      Months     Months
                          6/30/04      6/30/03     6/30/04    6/30/03
                          ________    ________    ________    ________
Net  Income  Prior
to Compensation Expense  $1,800,428  $2,033,186  $6,644,117  $4,616,019

Stock Based
 Compensation Expense       (11,680)     (2,275)    (13,954)     (4,551)
                          __________  __________  __________  ___________
Net Income as Reported    1,788,748   2,030,911   6,630,163   4,611,468

Compensation expenses
 if the fair value
 method had been
 applied                       -0-       (9,750)         -0-    (29,250)
                          __________  _________   __________  _________
 Net Income Pro forma    $1,788,748  $2,021,161  $6,630,163  $4,582,218

                          =========   =========   =========   =========

Net Income per share -
  Basic as reported      $      .11   $    .14    $     .42   $     .34

  Diluted as reported    $      .11   $    .14    $     .41   $     .34

Net Income per share -
  Basic Pro forma        $      .11   $    .14    $     .42   $     .34

  Diluted Pro forma      $      .11   $    .14    $     .41   $     .34

                             Page 6


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY, (CONT'D.)

     The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" on October 1, 2002. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosure", compensation costs of $13,954 have been recognized in the nine months ended June 30, 2004, as the Company granted stock-based employee compensation during the three months ended June 30, 2004 and the three months ended March 31, 2003.

     During the three months ended June 30, 2004, the following stock options were granted:

 Date of    Number of   Number of    Option     Expiration
  Grant     Employees    Shares       Price        Date
________    _________   _________   _________   _________

5/20/2004      12        175,000      $7.41     5/20/2012


     During the three months ended June 30, 2004, one participant exercised his stock options and purchased 65,000 shares for a total of $357,500. During the nine months ended June 30, 2004, three participants exercised their stock options and purchased 116,500 shares for a total of $723,755. As of June 30, 2004, there were options outstanding to purchase 559,000 shares and 560,000 shares were available for grant under the Plan.

      The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions used for grants in the following years:

                            2004      2003
                            ____      ____

Dividend yield              7.8%      8.0 %
Expected volatility         17.5%     13.3%
Risk-free interest rate     4.3%      3.4%
Expected lives (years)      8         8


The fair value of options granted during 2004 and 2003 was $0.40 and $0.14, respectively.

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

      The purchase price is further allocated to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the respective tenant. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles, which is included as a component of Other Assets, is amortized to expense over the remaining lease term.
If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions above and below market leases and the in-place lease value is immediately charged to expense.


NOTE 2 - NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 51,418 shares and 67,255 shares for the three months ended June 30, 2004 and 2003, respectively, are included in the diluted weighted average shares outstanding. Options in the amount of 86,859 shares and 21,234 shares are included for the nine months ended June 30, 2004 and 2003, respectively, are included in the diluted weighted average shares outstanding.



NOTE 3 - COMPREHENSIVE INCOME

      The following table sets forth the components of the Company's comprehensive income:

                         Three Months            Nine Months
                    6/30/04     6/30/03       6/30/04      6/30/03
                   _________    _________     _________    _________

Net Income        $1,788,748   $2,030,911    $6,630,163   $4,611,468
Change in
unrealized gain
 (loss) on
  securities
  available for
 sale             (1,394,611)   1,019,250    (2,063,319)   6  79,749
                   __________  __________    __________   __________
Comprehensive
Income            $  394,137   $3,050,161    $4,566,844   $5,291,217
                  ==========   ==========    ==========   ==========


NOTE 4 - REAL ESTATE INVESTMENTS

     On February 23, 2004, the Company purchased a 170,779 square foot industrial building in Tampa, Florida. This building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of Federal Express Corporation (FDX), for 15 years. The purchase price including closing costs was approximately $17,694,000, the Company paid approximately $400,000 in cash, obtained a mortgage of $12,800,000, and obtained $4,500,000 from its margin loan. The mortgage payable is at a rate of 6% and matures on March 1, 2019.

     The Company has a concentration of FDX and FDX subsidiary leased properties. With the purchase of the Tampa property, the percentage of FDX leased square footage as a total of our rental space increased from 29% to 33% as of June 30, 2004.
                             Page 8

NOTE 5 - SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

     During the nine months ended June 30, 2004, the Company sold or redeemed $8,991,313 in securities available for sale, recognizing a gain on sale of $2,061,101. The Company made additional purchases of $6,963,617 in securities available for sale. Included in those purchases was $500,000 of the Convertible Subordinated Debentures of Monmouth Capital
Corporation, a related company.

     During the three months ended June 30, 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $6,000,000 with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations. Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in other liabilities on the balance sheet. The fair value of the derivatives at June 30, 2004 was a liability of $119,063. During June 2004, the Company recorded a realized gain of $245,018 on settled futures contracts, which is included in gain on securities available for sale transactions, net.

NOTE 6 - SHAREHOLDERS' EQUITY

     In January 2004, the Company issued 500,000 shares in a private placement for consideration of $4,050,000 or $8.10 per share. The proceeds of the private placement were used for working capital and to pay down the Company's outstanding credit facility and margin loan. The Company incurred approximately $67,993 in offering costs related to this private placement which were recorded as a reduction to Additional Paid-In Capital.

     For the nine months ended June 30, 2004, the Company received $9,377,493 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP). This amount includes dividend reinvestments of $2,616,210. There were 1,165,266 shares issued under the Plan, resulting in 16,872,415 shares outstanding.

     On June 15, 2004, the Company paid $2,403,361 as a dividend of $.145 per share to shareholders of record May 17, 2004. Total dividends paid for the nine months ended June 30, 2004 was $6,950,504. On July 1, 2004, the Company declared a dividend of $.145 per share to be paid on September 15, 2004 to shareholders of record August 16, 2004.

NOTE 7 - EMPLOYMENT AGREEMENTS

      The Company has an employment agreement with Mr. Eugene W.
Landy, Chairman of the Board and President.   On January 1, 2004,
Mr. Landy's Employment Agreement with the Company was amended to extend the term for five years to December 31, 2009. The amended Employment Agreement provides for (1) an increase in his annual base compensation from $150,000 to $175,000; (2) an increase in his severance payment from $300,000 payable $100,000 a year for three years to $500,000 payable $100,000 a year for five years; and (3) an increase from $40,000 a year to $50,000 a year of his pension benefits; and (4) an extension of three years of his pension payments commencing January 1, 2004. Mr. Landy receives bonuses and customary fringe benefits, including health insurance and five weeks vacation. Additionally, there
will be bonuses voted by the Board of Directors.   The Employment
Agreement is terminable by either party at any time subject to
certain notice requirements.    The Company accrued additional
compensation expense related to the pension benefits of $141,000 in the quarter ended March 31, 2004. Total accrued liabilities related to this contract were $589,786 at June 30, 2004.

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

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the nine months ended June 30, 2004 and 2003 for interest was $5,558,088 and $5,119,230, respectively.

     During the nine months ended June 30, 2004 and 2003, the Company had dividend reinvestments of $2,616,210 and $2,352,386, respectively, which required no cash transfers.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities "FIN 46" was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (FIN 46R). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (SPEs) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003, and immediately to all entities created after January 31, 2003. The effective dates of FIN 46R vary depending on the type of reporting enterprise and the type of entity that the enterprise is involved with. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specifies how a business enterprise should evaluate its involvement in a variable interest
entity to determine whether to consolidate that entity.   A
variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. Conversely, effective dispersion of risks among the parties involved requires that a company that previously consolidated a special purpose entity, upon adoption of FIN 46 or FIN 46R, to deconsolidate such entity. Management believes that this interpretation will not have a material impact on the Company's consolidated financial statements.
                             Page 10

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

     The Company is a real estate investment trust (REIT). The Company's primary business is the ownership and management of industrial buildings subject to long-term leases to credit
tenants.   The Company owns thirty-three industrial properties
and one shopping center with a total of 3,734,000 square feet. Total real estate investments were $167,786,951 at June 30, 2004. These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland, and Arizona. At June 30, 2004, the Company's weighted average lease expiration term was
5.9 years and the Company's occupancy rate was 95%.

     The Company expects to invest approximately $40,000,000 in calendar 2004 in acquisitions of real property. In February 2004, the Company purchased a 170,779 square foot industrial building in Tampa, Florida for approximately $17,694,000. The building is 100% net leased to FedEx Ground Package Systems, Inc. a subsidiary of Federal Express Corporation, for 15 years. The Company obtained a mortgage of $12,800,000 at a rate of 6% and matures on March 1, 2019.

     The Company has a concentration of Federal Express Corporation and subsidiary (FDX) leased properties. At June 30, 2004, the percentage of FDX leased square footage as a total of the Company's rental space is 33%, with 14% leased with Federal Express Corporation and 19% with Federal Express subsidiaries. This is a risk factor that shareholders should consider.

     The Company also holds a portfolio of securities of other REITs of $21,456,491 at June 30, 2004. The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found. At June 30, 2004, the Company's portfolio consisted of 63% preferred stocks, 25% common stocks and 12% debentures. The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

     The Company's revenue primarily consists of rental and reimbursement income from the ownership of industrial rental property. Revenues also include interest and dividend income and gain on sales of securities available for sale and income from an
equity investment.    Total revenue increased 7% for the three
months ended June 30, 2004 as compared to the three months ended June 30, 2003 and increased 10% for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. The increase was due to property acquisitions and increased gain on securities available for sale.

     See PART I, Item 1 - Business in the Company's September 30, 2003 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.


CHANGES IN RESULTS OF OPERATIONS

      At June 30, 2004, the Company owned thirty-four properties with total square footage of approximately 3,734,000 compared to thirty-two properties with approximately 3,479,000 square feet at June 30, 2003. At June 30, 2004, the Company's weighted average lease expiration term was 5.9 years and the Company's occupancy rate was 95%.

     Rental and occupancy charges increased $344,857 or 7% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Rental and occupancy charges increased $1,408,803 or 10 % for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. The increase is related to rent and occupancy charges of the Kansas property purchased in April 2003 and the Tampa property purchased in February 2004.

     Real estate taxes increased $ 203,658 or 42% for the three months ended June 30, 2004 as compared to the three months ended June 20, 2003. Real estate taxes increased $ 368,545 or 21% for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. The increase in real estate taxes is due to the full year of real estate taxes for the properties acquired in Tolleson, Arizona, Ft. Myers, Florida, and Edwardsville, Kansas and the acquisition of the Tampa, Florida property in February 2004.

     Operating expenses decreased $ 121,342 or 32% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Operating expenses decreased
$53,617 or 7% for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. The decrease is due primarily to less repairs and maintenance costs incurred in 2004 as compared to 2003.

     Professional fees decreased $214,445 or 96 % for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Professional fees decreased $ 239,531 or 90% for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. The decrease is due primarily to decreases in legal fees. During 2003, the Company incurred increased legal fees in connection with its reincorporation from Delaware to Maryland.

     Office and general expense increased $72,521 or 21% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Office and general expense increased $335,104 or 29% for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. The increase in the three months results is due primarily to higher personnel costs related to increased number of employees. Additional employees as well as additional accruals of $141,000 related to retirement benefits under the amended employment agreement for the President and Chairman, resulted in the nine month increase.

     Depreciation expense increased $125,883 or 14% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Depreciation expense increased $373,422 or 14% for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. The increase is due to the acquisitions noted above.

CHANGES IN RESULTS OF OPERATIONS (CONT'D.)

     Interest and dividend income decreased $149,036 or 28% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Interest and dividend income increased $170,656 or 15% for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. The decrease for the three months is due primarily to a lower average balance of securities for the quarter ended June 30, 2004 (approximately $20,420,000) as compared to the quarter ended June 30, 2003 (approximately $21,825,000). The increase for the nine months is due primarily to a higher average balance of securities available for sale during the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. The average balance of securities available for sale was approximately $21,722,000 and $18,110,000 for the nine months ended June 30, 2004 and 2003, respectively.

     Gain on securities available for sales transactions decreased $296,147 for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Gain on sale of securities available for sale increased $1,331,987 for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. This increase was the result of the Company's decision to take advantage of the rise in price of the securities portfolio in the fourth quarter of calendar 2003 and the first quarter of calendar 2004. Management does not expect to recognize the same level of realized gains on sale of securities in future quarters due to the decrease in market value of REITs securities occurring after the second calendar quarter of 2004. Please refer to the Safe Harbor statement on page 16.

     Interest expense increased slightly for the three and nine months ended June 30, 2004 as compared to the three and nine months ended June 30, 2003. The increase in interest expense is due primarily to the new acquisition in Tampa, Florida in February 2004 was partially offset by a decrease in margin loan interest expenses due to a decrease in the margin loan balance in the current year as compared to prior year.

CHANGES IN FINANCIAL CONDITION

     The Company generated net cash from operating activities of $7,658,850 for the nine months ended June 30, 2004 as compared to $7,726,323 for the nine months ended June 30, 2003.

     Real estate investments increased $15,016,616 from September 30, 2003 to June 30, 2004 due to the purchase of the Tampa, Florida industrial building for approximately $17,694,000 and capital projects on existing properties of $300,828 less depreciation for the nine months ended June 30, 2004. The Company intends to acquire additional properties of approximately $22,000,000 during the remainder of 2004. Please refer to the Safe Harbor statement on page 16.

Securities available for sale decreased $3,965,060 from September 30, 2003 to June 30, 2004 due mainly to sales of securities of $8,991,313 resulting in a net gain on securities available for sale of $2,061,101. This decrease was partially offset by purchases of securities available for sale of $6,963,617. The Company may purchase additional securities on margin from time to time if the Company can earn an adequate yield spread on the securities.

CHANGES IN FINANCIAL CONDITION, (CONT'D.)

         During the three months ended June 30, 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $6,000,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations. Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in other liabilities on the balance sheet. The fair value of the derivatives at June 30, 2004 was a liability of $119,063. During June 2004, the Company realized a gain of $245,018 on settled futures contracts, which is included in gain on sale of securities available for sale, net.

     Deferred financing costs, net of accumulated amortization and mortgages payable increased $137,726 and $8,237,750, respectively, from September 30, 2003 to June 30, 2004. The increase in deferred financing costs is due to the loan costs related to the purchase of the Tampa, Florida acquisition, partially offset by amortization for the nine months. The increase in the mortgages payable balance is due to the mortgage related to the Tampa, Florida acquisition less mortgage payments on existing properties.

     Loans payable decreased $8,885,403 from September 30, 2003 to June 30, 2004. The decrease is due to payments on the Company's line of credit and net payments on the Company's margin loans.

     The Company raised $9,377,493 from the issuance of shares in its Dividend Reinvestment and Stock Purchase Plan (the DRIP) during the nine months ended June 30, 2004.
Gross dividends paid for the nine months ended June 30, 2004 was
$6,950,504, of which $2,616,210 was reinvested in the DRIP.   On
July 1, 2004, the Company declared its regular quarterly dividend of $0.145 per share payable September 15, 2004 to shareholders of record August 16, 2004.

     In January, 2004, the Company issued 500,000 shares of common stock in a private placement for cash of $3,982,007 (net
of $67,993 in offering costs) or $8.10 per share.   The proceeds
of the private placement was used for working capital and to pay down the Company's outstanding credit facility and margin loan. The balance of the line of credit was $1,361,198 at June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $7,658,850 and $7,726,323 for the nine months ended June 30, 2004 and 2003, respectively. In addition, the Company owns securities available for sale of $21,456,491 with margin loans of $2,078,354 at June 30, 2004. These marketable securities provide the Company with additional liquidity. At June 30, 2004, the
Company owns thirty-four properties of which twenty-seven carried mortgage loans totaling $99,147,049. The Company has been raising capital through its DRIP and private placements and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years. Please refer to the Safe Harbor Statement on Page 16.

     The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases. In management's opinion, newly built facilities leased to The Federal Express Corporation (FDX) and its subsidiaries meet this criteria. The Company has a concentration of FDX and FDX subsidiary leased properties. With the purchase of the Tampa, Florida property in February 2004, the percentage of FDX leased square footage as a total of our rental space is 33%, with 14% leased with Federal Express Corporation and 19% with Federal Express subsidiaries. This is a risk factor that shareholders should consider. FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company's shareholders.

FUNDS FROM OPERATIONS

     Funds from operations (FFO), is defined as net income, excluding gains (or losses) from sales of depreciable assets,
plus depreciation.   FFO should be considered as a supplemental
measure of operating performance used by real estate investment trusts (REITs). FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis. The items excluded from FFO are significant components in understanding the Company's financial performance.

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

     The  Company's FFO for the three and nine months ended  June
30, 2004 and 2003 is calculated as follows:

                      Three Months               Nine Months
                  6/30/04      6/30/03       6/30/04      6/30/03
                _________    _________     _________    _________

Net Income     $1,788,748   $2,030,911    $6,630,163   $4,611,468
                _________    _________     _________    _________

Depreciation
Expense         1,031,484      905,601     2,978,212    2,604,790

FFO            $2,820,232   $2,936,512    $9,608,375   $7,216,258
               ==========   ==========    ==========   ==========


      The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended June 30, 2004 and 2003:

                              2004         2003
                           _________    _________

    Operating Activities  $ 7,658,850   $ 7,726,323
    Investing Activities  (13,906,031)  (32,637,966)
    Financing Activities    6,316,692    25,025,941

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

      The Company's President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION


PART II: OTHER INFORMATION

     ITEM 1:  LEGAL PROCEEDINGS - None
     ITEM 2:  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
              PURCHASES OF EQUITY SECURITIES - None
     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES - None
     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of shareholders was held on April 29, 2004 to elect members of the Board of Directors and to approve the selection of Independent Auditors.
          Proxies were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.


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


                MONMOUTH REAL ESTATE INVESTMENT CORPORATION





Date      August 11, 2004     By: /s/ Eugene W. Landy
                              Eugene W. Landy
                              President and Chief Executive Oficer







Date:     August 11, 2004     By: /s/ Anna T. Chew
                              Anna T. Chew
                              Chief Financial Officer
                             Page 18