Form 10-K
period 2004-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2004-12-14
CIK 67625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SCURITIES EXCHANGE ACT OF 1934
      For the transition period   ___________ to ___________

                          Commission File Number 0-4258

             MONMOUTH REAL ESTATE INVESTMENT CORPORATION
          (Exact name of registrant as specified in its charter)
                Maryland                       22-1897375
          (State or other jurisdiction of    (I.R.S. Employer
           incorporation or organization)     Identification No.)
             3499 Route 9 North, Suite 3-C, Freehold, NJ   07728
            Address of Principal Executive Offices)   (Zip Code)

Registrant's telephone number, including area code:(732)-577-9997

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of
the Act: Common Stock    $.01 par value

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

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). X_ Yes __ No

          Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant,the aggregate market value of the voting stock of the registrant held by nonaffiliates
of the registrant at March 31, 2004 was $144,721,864.   Presuming that such
directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant
held   by nonaffiliates of the registrant at March 31, 2004 was
$129,489,502.

          There were 17,368,809 shares of common stock outstanding as of October 15, 2004.

       Documents Incorporated by Reference: Exhibits incorporated by reference are listed in Part IV, Item 15 (a) (3).

                             TABLE OF CONTENTS

Item                                                          Page
No.                                                           No.

          Part I

  1      Business . . . . . . . . . . . . .. . . . . . . . . .  3
  2      Properties . . . . . . . . . . . .  . . . . . . . . . 10
  3      Legal Proceedings . . . . . . . . . . . . . . . . . . 12
  4      Submission of Matters to a Vote of
         Security-Holders . .  . . . . . . . . . . . . . . . . 12

Part II

  5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
        Securities . . . . . . . . . . . . . . . . . . . . . . 13
  6     Selected Financial Data . . . . . . . . . . . . . . .  15
  7     Management's Discussion and Analysis of Financial
        Condition and Results of Operation . . . . . . . . . . 18
  7A    Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . . . . . .27
  8     Financial Statements and Supplementary Data . . . . . .28
  9     Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure . . . . . . . . . .29
  9A    Controls and Procedures . . . . . . . . . . . . . . . .29
  9B    Other Information . . . . . . . . . . . . . . . . . . .29

 Part III

  10   Directors and Executive Officers of the Registrant . .  30
  11   Executive Compensation . . . . . . . . . . . . . . . .  33
  12   Security Ownership of Certain Beneficial Owners and
       Management . . . . . . . . . . . . . . . . . . . . . . .38
  13   Certain Relationships and Related Party
       Transactions . . . . . . . . . . . . . . . . . . . . . .40
  14   Principal Accounting Fees and Services . . . . . . . . .41

 Part IV

  15   Exhibits, Financial Statement Schedules . . . . . . . . 42

       Signatures . . . . . . . . . . . . . . . . . . . . . . .80

                                     PART I
ITEM 1 - BUSINESS

General Development of the Business

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

           The Company's primary business is the ownership of real estate. Its investment focus is to own net leased industrial property which are leased to credit tenants on long-term leases. In addition, the Company holds a portfolio of REIT securities.

Narrative Description of Business

      Currently, the Company derives its income primarily from real estate rental operations. Rental and occupancy revenue was $21,329,500, $19,641,111 and $16,118,137 for the years ended September 30, 2004, 2003 and 2002, respectively. Total assets were $195,222,169 and $183,173,874 as of September 30, 2004 and 2003, respectively. The Company has approximately 3,734,000 square feet of property, of which approximately 1,223,000 square feet, or 33%, is leased to Federal Express Corporation (FDX) and subsidiaries and approximately 274,000 square feet, or 7%, is leased to Keebler Company, a subsidiary of the Kellogg Company. During 2004, 2003 and 2002 rental and occupancy charges from properties leased to these companies approximated 48%, 48% and 52%, respectively, of total rental and occupancy charges.

          At September 30, 2004, the Company had investments in thirty-four properties. (See Item 2 for detailed description of the properties.) These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland and Arizona. All properties are managed by a management company. All properties are leased on a net basis except Monaca, Pennsylvania.

     The Company competes with other investors in real estate for attractive investment opportunities. These investors include other "equity" real estate investment trusts, limited partnerships, syndications and private investors,
among others.   Competition in the market areas

ITEM 1 - BUSINESS, (CONT'D.)

in which the Company operates is significant and affects acquisitions and/or development of properties, occupancy levels, rental rates, and operating expenses of certain properties. Management has built relationships with merchant builders which provide the Company with investment opportunities which fit the Company's investment policy.

Investment and Other Policies

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

          In fiscal 2004, the Company purchased one net-leased industrial property, for a total cost of approximately $17,657,000. In fiscal 2005, the Company anticipates acquisitions of approximately $30,000,000. The funds for these acquisitions may come from the Company's available line of credit, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan and private placements. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made. Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only upon closing.

          The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases. In management's opinion, newly built facilities leased to FDX or FDX subsidiaries meet this criteria. The Company has a concentration of properties leased to FDX and FDX subsidiaries. This is a risk factor that shareholders should consider. FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company's shareholders.

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

          The Company does not have an advisory contract; however, all of the properties are managed by Cronheim Management Services, a division of David Cronheim Company. In 1998, the Company entered into a new management contract with Cronheim Management Services,

ITEM 1 - BUSINESS, (CONT'D.)

a related party as defined in Note No. 9 to the Consolidated Financial Statements. Under this contract, Cronheim Management Services receives 3% of gross rental income on certain properties for management fees. Cronheim Management Services provides sub-agents as regional managers for the Company's
properties and compensates them out of this management fee.   Cronheim
Management Services received $299,392, $258,626 and $245,597, in 2004, 2003 and
2002, respectively, for the management of the properties. David Cronheim Company received $132,185, $14,377 and $20,194 in lease commissions in 2004, 2003 and 2002, respectively.

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

           The Company continues to invest in both debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of the funds. The securities portfolio, to the extent not pledged to secure borrowing, provides the Company with liquidity and additional income. Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities. From time to time the Company may use derivative instruments to mitigate interest rate risk.

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

         Other factors that may affect general economic conditions or local real estate conditions include:

   .    population and demographic trends;

ITEM 1 - BUSINESS, (CONT'D.)

   .    zoning, use and other regulatory restrictions;

   .    income tax laws;

   . changes in interest rates and availability and costs of financing;

   .    competition from other available real estate;

   .    our ability to provide adequate maintenance and insurance;
        and

   . increased operating costs, including insurance premiums and real estate taxes.

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

      The Company is subject to significant regulation that inhibits our activities and increases our costs. Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities. These regulations may prevent the Company from taking advantage of economic opportunities. Legislation such as the Americans with Disabilities Act may require management to modify the Company's properties. Future legislation may impose additional requirements. The Company cannot predict what requirements may be enacted or what changes may be implemented to existing legislation.

Risks Associated with Our Properties

      The Company may be unable to renew leases or relet space as leases expire. While management seeks to invest in well-located, modern buildings leased to credit-worthy tenants on long term leases, a number of the Company's properties are subject to short-term leases. When a lease expires, a tenant may elect not to renew it. Management may not be able to relet the property on similar terms, if the property may be relet at all. Management has established an annual budget for renovation and reletting expenses that management believes is reasonable in light of each property's operating history and local market characteristics. This budget, however, may not be sufficient to cover these expenses.

ITEM 1 - BUSINESS, (CONT'D.)

      The Company has been and may continue to be affected negatively by tenant financial difficulties and leasing delays. A general decline in the economy may result in a decline in the demand for industrial space. As a result, the Company's tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. Any such event could result in the termination of that tenant's lease and losses to the Company. The Company receives a substantial portion of our income as rents under long-term leases. If tenants are unable to comply with the terms of their leases because of rising costs or falling sales, management, in its sole discretion, may deem it advisable to modify lease terms to allow tenants to pay a lower rental or a smaller share of operating costs, taxes and insurance.

       The Company may be unable to sell properties when appropriate because real estate investments are illiquid. Real estate investments generally cannot be sold quickly and, therefore, will tend to limit management's ability to vary the property portfolio promptly in response to changes in economic or other conditions. The inability to respond promptly to changes in the performance of the Company's property portfolio could adversely affect the Company's financial condition and ability to service debt and make distributions to our stockholders.

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

      Management is not aware of any environmental liabilities relating to the Company's investment properties which would have a material adverse effect on the business, assets, or results of operations. However, management cannot assure you that environmental liability claims will not arise in the future.

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

ITEM 1 - BUSINESS, (CONT'D.)

Financing Risks

       The  Company faces risks generally associated with its debt. The  Company
finances   a  portion of its investments in properties and marketable securities through debt. This debt creates risks, including:

   .    rising interest rates on the floating rate debt;

   .    failure to repay or refinance existing debt as it matures,
        which may result in forced   disposition of assets on
        disadvantageous terms;

   . refinancing terms less favorable than the terms of existing debt; and

   . failure to meet required payments of principal and/or interest.

      The Company faces risks associated with the use of debt to fund acquisitions, including refinancing risk. The Company is subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. Management anticipates that a portion of the principal of the Company's debt will not be repaid prior to maturity. Therefore, the Company will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, the Company's cash flow will not be sufficient to repay all maturing debt in years when significant "balloon" payments come due. As a result, we may be forced to dispose of properties on disadvantageous terms.

Other Risks

      Management may amend our business policies without the stockholders' approval. Our board of directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operations and distributions policies. Although the board of directors has no present intention to amend or reverse any of these policies, they may be amended or revised without notice to stockholders.

      Accordingly, stockholders may not have control over changes in our policies. Management cannot assure stockholders that changes in our policies will serve fully the interests of all stockholders.

ITEM 1 - BUSINESS, (CONT'D.)

      The market value of the Common Stock could decrease based on the Company's performance and market perception and conditions. The market value of the Company's Common Stock may be based primarily upon the market's perception of the Company's growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of the Company's underlying assets. The market price of the Company's Common Stock is influenced by, among other things, the dividend on the Company's Common Stock relative to market interest rates. Rising interest rates may lead potential buyers of the Company's Common Stock to expect a higher dividend rate, which would adversely affect the market price of the Common Stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and the Company's ability to service our indebtedness and pay dividends.

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

ITEM 1 - BUSINESS, (CONT'D.)

      To qualify as a REIT, and to continue to qualify as a REIT, the Company must comply with certain highly technical and complex requirements. The Company cannot be certain it has complied, and will always be able to comply, with these requirements. In addition, facts and circumstances that may be beyond the Company's control may affect the Company's ability to continue to qualify as a REIT. The Company cannot assure stockholders that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to the Company's qualification as a REIT or with respect to the Federal income tax consequences of qualification. The Company believes that it has qualified as a REIT since its inception and intends to continue to qualify as a REIT. However, the Company cannot assure you that the Company is qualified or will remain qualified.

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

          The following table sets forth certain information concerning the Company's real estate investments as of September 30, 2004:

                        Fiscal Year
State        City       Acquisition       Type
_____        _____      ___________       ____

  AZ       Tolleson        2003        Industrial
  CT       Newington       2001        Industrial
  FL       Ft. Myers       2003        Industrial
  FL     Jacksonville      1999        Industrial
  FL         Tampa         2004        Industrial
  IL      Schaumburg       1997        Industrial
  IL      Burr Ridge       1997        Industrial
  IL     Granite City      2001        Industrial
  IL         Elgin         2002        Industrial
  IO       Urbandale       1994        Industrial
  KS        Wichita        1994        Industrial
  KS     Edwardsville      2003        Industrial
  MA       Franklin        1994        Industrial
  MD      Beltsville       2001        Industrial
  MI        Romulus        1998        Industrial
  MO       O' Fallon       1994        Industrial
  MO        Liberty        1998        Industrial
  MO      St. Joseph       2001        Industrial
  MS        Jackson        1993        Industrial
  MS       Richland        1994        Industrial
  NC     Fayetteville      1997        Industrial
  NC      Greensboro       1993        Industrial
  NC        Monroe         2001        Industrial
  NC     Winston-Salem     2002        Industrial
  NE         Omaha         1999        Industrial
  NJ        Ramsey         1969        Industrial
  NJ    South Brunswick    1993        Industrial
  NJ     Somerset (1)      1970         Shopping
                                         Center
  NY      Orangeburg       1993        Industrial
  OH    Union Township     2000        Industrial
  PA        Monaca         1977        Industrial
  VA    Charlottesville    1999        Industrial
  VA       Richmond        2001        Industrial
  WI        Cudahy         2001        Industrial


    (1) The Company has an undivided 2/3 interest in the property. Estimated annual rent reflects the Company's proportionate share of the total rent on this property.
    (2)  Subleased to USC Solutions.
    (3)  Subleased to Leer Corporation.
    (4)  Tenant has vacated but honors lease.


                                    Page 11A

                                       Mortgage
                           Square      Balance
 State       City          Footage     9/30/04
 _____       ____         _______      _______

   AZ      Tolleson        288,211    $ 10,146,307
   CT      Newington        54,812       2,127,778
   FL      Ft. Myers        90,020       3,045,095
   FL    Jacksonville       95,883       3,209,738
   FL        Tampa         170,779      12,603,145
   IL     Schaumburg        73,500       2,340,730
   IL     Burr Ridge        12,477         821,422
   IL    Granite City      184,800       8,349,161
   IL        Elgin          89,052       4,520,616
   IO      Urbandale        36,150             -0-
   KS       Wichita         44,136             -0-
   KS    Edwardsville      179,280       4,507,576
   MA      Franklin         84,376             -0-
   MD     Beltsville       109,705       5,157,949
   MI       Romulus         72,000       1,996,698
   MO      O' Fallon       102,135         860,835
   MO       Liberty         98,200       3,355,368
   MO     St. Joseph       388,671       7,591,972
   MS       Jackson         26,340         308,344
   MS      Richland         36,000             -0-
   NC    Fayetteville      148,000       2,668,864
   NC     Greensboro        40,560             -0-
   NC       Monroe         160,000       3,574,850
   NC    Winston-Salem     106,507       4,480,339
   NE        Omaha          88,140       3,014,301
   NJ       Ramsey          44,719             -0-
   NJ   South Brunswick    144,520             -0-
   NJ    Somerset (1)       42,800             -0-
   NY     Orangeburg        50,400             -0-
   OH   Union Township     103,818       2,435,553
   PA       Monaca         291,474             -0-
   VA   Charlottesville     49,900       2,087,804
   VA      Richmond        112,799       4,647,320
   WI       Cudahy         114,123       3,679,198

                         _________    ____________
                          3,734,287    $97,530,963
                         ==========    ===========


    (1) The Company has an undivided 2/3 interest in the property. Estimated annual rent reflects the Company's proportionate share of the total rent on this property.
    (2)  Subleased to USC Solutions.
    (3)  Subleased to Leer Corporation.
    (4)  Tenant has vacated but honors lease.

                                    Page 11B



 State       City                    Tenant                 Expiration
 _____       _____                   _______                __________

  AZ       Tolleson          Western Container Corp         4/30/2012
  CT       Newington             Keebler Company            2/28/2011
  FL       Ft. Myers    Fedex Ground Package System. Inc    10/31/2011
  FL     Jacksonville      Federal Express Corporation      5/31/2008
  FL         Tampa      Fedex Ground Package System. Inc    1/31/2019
  IL      Schaumburg       Federal Express Corporation      3/31/2007
  IL      Burr Ridge         Sherwin-Wiliams Company        10/31/2009
  IL     Granite City         Anheuser-Busch, Inc.          5/31/2011
  IL         Elgin           Reynolds Metals Company        1/31/2012
  IO       Urbandale      Glazers Distributors of Iowa,     6/30/2008
                                      Inc.
  KS        Wichita            Keebler Company (4)          5/31/2005
  KS     Edwardsville     Carlisle Tire & Wheel Company     5/31/2012
  MA       Franklin              Keebler Company            1/31/2007
  MD      Beltsville    Fedex Ground Package System. Inc    12/31/2010
  MI        Romulus        Federal Express Corporation      5/31/2008
  MO       O' Fallon             PPG Industries             6/30/2006
  MO        Liberty        Johnson Controls, Inc. (3)       12/31/2007
  MO      St. Joseph            Mead Corporation            11/30/2015
  MS        Jackson            Oxford Auto Alabama           month to
                                                              month
  MS       Richland        Federal Express Corporation      3/31/2014
  NC     Fayetteville      Belk Enterprises, Inc. (2)       6/30/2006
  NC      Greensboro             Keebler Company            2/28/2006
  NC        Monroe             Hughs Supply, Inc.           10/31/2011
  NC     Winston-Salem  Fedex Ground Package System. Inc    12/31/2011
  NE         Omaha         Federal Express Corporation      10/31/2008
  NJ        Ramsey              Bogen Photo, Inc.           9/30/2006
  NJ    South Brunswick       McMaster Carr Supply          3/31/2006
  NJ     Somerset (1)                various                 various
  NY      Orangeburg             Keebler Company            12/31/2007
  OH    Union Township             RPS Ground               8/31/2013
  PA        Monaca                   various                 various
  VA    Charlottesville    Federal Express Corporation      8/31/2008
  VA       Richmond        Federal Express Corporation      10/21/2009
  WI        Cudahy      Fedex Ground Package System. Inc    3/31/2011


    (1) The Company has an undivided 2/3 interest in the property. Estimated annual rent reflects the Company's proportionate share of the total rent on this property.
    (2)  Subleased to USC Solutions.
    (3)  Subleased to Leer Corporation.
    (4)  Tenant has vacated but honors lease.


                                    Page 11C

                              Estimated
 State        City           Annual Rent

   AZ       Tolleson        $   1,243,000
   CT       Newington             340,000
   FL       Ft. Myers             400,000
   FL     Jacksonville            526,000
   FL         Tampa             1,412,000
   IL      Schaumburg             463,000
   IL      Burr Ridge             151,000
   IL     Granite City          1,147,000
   IL         Elgin               614,000
   IO       Urbandale             121,000
   KS        Wichita              193,000
   KS     Edwardsville            671,000
   MA       Franklin              516,000
   MD      Beltsville             892,000
   MI        Romulus              396,000
   MO       O' Fallon             372,000
   MO        Liberty              699,000
   MO      St. Joseph           1,239,000
   MS        Jackson              145,000
   MS       Richland              140,000
   NC     Fayetteville            470,000
   NC      Greensboro             215,000
   NC        Monroe               589,000
   NC     Winston-Salem           637,000
   NE         Omaha               516,000
   NJ        Ramsey               285,000
   NJ    South Brunswick          673,000
   NJ     Somerset (1)            391,000
   NY      Orangeburg             390,000
   OH    Union Township           493,000
   PA        Monaca               400,000
   VA    Charlottesville          363,000
   VA       Richmond              707,000
   WI        Cudahy               572,000

                           ______________
                            $  18,381,000
                           ===============


    (1) The Company has an undivided 2/3 interest in the property. Estimated annual rent reflects the Company's proportionate Share of the total rent on this property.
    (2)  Subleased to USC Solutions.
    (3)  Subleased to Leer Corporation.
    (4)  Tenant has vacated but honors lease.


                                     Page 11D

          The Company's weighted-average lease expiration was 5.7 years at September 30, 2004 and the Company's occupancy rate was 95%. All properties were occupied 100% at September 30, 2004 except for Monaca, PA (56% occupied) and Wichita, KS (vacant but Keebler continues to honor lease).

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

 ITEM 3 - LEGAL PROCEEDINGS

          None.

 ITEM  4 - SUBMISSION  OF MATTERS  TO  A  VOTE  OF  SECURITY HOLDERS

          No   matters were   submitted  during  the  fiscal fourth
 quarter of 2004.


 PART II


 ITEM  5  -  MARKET  FOR REGISTRANT'S  COMMON EQUITY, RELATED
             STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
             SECURITIES

          The shares of common stock of Monmouth Real Estate  Investment
Corporation are traded on the National Association of Securities Dealers
Automated Quotation (NASDAQ symbol MNRTA). The per share range of high and low market prices and distributions paid to shareholders during each quarter of the last two years were as follows:

                     2004                             2003
                 Market Price                      Market  Price

  Fiscal    High    Low     Distrib.   Fiscal    High     Low   Distrib.
  Qtr.                                 Qtr.
  _______   _____   _____    ______   _______   _____    _____  ________

  First      8.80     8.11    $.145   First      7.17     6.70    $ .145

  Second     9.33     8.65     .145   Second     7.90     6.70      .145

  Third      8.99     7.39     .145   Third       8.80    7.36      .145

  Fourth     8.50     7.76     .145   Fourth      8.77    7.31      .145
                             ______                               ______
                              $ .58                               $  .58
                             ======                               ======

          The over-the- counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

            On  September 30, 2004, the closing price was $8.34.

      As of September 30, 2004, there were approximately 1,174 shareholders of record who held shares of common stock of the Company.

          It is the Company's intention to continue distributing quarterly dividends. On October 1, 2004 the Company declared a dividend of $.145 per share to be paid on December 15, 2004 to shareholders of record on November 15, 2004. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

                                     Page13

 ITEM  5  -  MARKET FOR REGISTRANT'S  COMMON EQUITY, RELATED
              STOCKHOLDER MATTERS  AND  ISSUER PURCHASES OF EQUITY
              SECURITIES (CONT'D.)

 Equity  Compensation Plan Information

           The  following table summarizes information,  as  of
 September   30,    2004, relating   to  equity compensation
plans of  the  Company  (including individual  compensation
arrangements)   pursuant to   which  equity securities  of
the Company  are  authorized for issuance:






                                        		   Number of
                    					   Securities
                    			       	           Remaining
                      Number of				   Available for
		  Securitiesto be       Weighted-        Future Issuance Is
		  Issued Upon	    average Exercise   	  Under Equity
                   Exercise of	       Price of	   	  Compensation
              	   Outstanding	      Outstanding        Plans (excluding
            	     Options,	        Options,	   Securities
     Plan           Warrants and      Warrants and	  reflected in
   Category         Rights             Rights              Column (a))
                       (a)                (b)                   (c)
 _____________     ____________        ___________        ___________

 Equity
 Compensation
 Plans
 Approved by
 Security
 Holders	      609,000             $7.22             495,000


 Equity
 Compensation
 Plans not
 Approved by
 Security
 Holders                 N/A              N/A                N/A

 Total                609,000            $7.22              495,000
                     ========          ========            ========

ITEM 6 - SELECTED FINANCIAL DATA

          The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended September 30, 2004. This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

                                  September 30,

                  2004          2003          2002        2001          2000
OPERATING DATA:


Rental Income
 And Occupancy
 Charges      $21,329,500  $19,641,111  $16,118,137    $11,979,886  $ 9,681,109

Gains on Securities
 Transactions,
 Net            1,714,395    1,018,862      909,704        632,492      110,960

Total Expenses 10,303,360    9,432,000    7,452,125      5,649,704    4,684,451

(Loss)Gain on Sales
 of Assets - Investment
 Property             -0-          -0-     (175,376)          -0-        88,631

Net Income      7,672,635    6,120,343    4,478,145     4,123,054     3,589,397

Interest
 Expense        6,979,007    6,906,078    6,059,415     4,590,757     3,334,861

Net Income Per Share -
 Basic and
 Diluted              .47          .44         .40            .43           .44


BALANCE SHEET DATA:

Total Assets $195,222,169  183,173,874 $149,011,493  $119,433,470   $86,003,905

Real Estate Investments,
 Net          166,879,808  152,770,335  129,107,256   102,722,084    65,893,693

Mortgage Notes
 Payable       97,530,963   90,909,299   78,220,163    60,424,754    36,104,743

Shareholders'
  Equity       92,907,840   78,313,289   59,005,016    49,929,539    41,013,926


CASH FLOW DATA:

Net Cash Provided (Used) By:

Operating
 Activities  $ 10,385,410   $9,725,898   $6,792,043   $ 4,785,236   $ 4,583,749

Investing
 Activities   (15,215,218) (35,417,062) (30,564,641)  (32,301,411)   (8,283,278)

Financing
 Activities     4,684,267   26,068,148   24,318,591    27,149,664     2,971,162

OTHER INFORMATION:

Average Number of
 Shares Outstanding
 - Basic       16,206,433   13,844,056   11,177,294     9,504,806     8,078,877

Funds from
 Operations*  $11,718,456   $9,680,489   $7,594,618    $6,289,381    $5,203,753

Cash Dividends
 Per Share            .58          .58          .58           .58           .58

                                     Page 15


ITEM 6 - SELECTED FINANCIAL DATA, (CONT'D.)

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

          The Company's FFO is calculated as follows:

                  2004        2003        2002        2001        2000
                _______      ______      ______       ______     ______
Net Income    $7,672,635   $6,120,343  $4,478,145   $4,123,054  $3,589,397

(Gain) Loss
 on Sales of
 Depreciable         -0-         -0-      175,376          -0-     (88,631)
 Assets

Depreciation   4,045,821    3,560,146   2,941,097    2,166,327   1,702,987
               _________    _________   _________    _________   _________

FFO          $11,718,456   $9,680,489  $7,594,618   $6,289,381  $5,203,753
              ==========    =========   =========    =========  ==========


ITEM 6 - SELECTED FINANCIAL DATA, (CONT'D.)

                        SUMMARY OF OPERATIONS BY PROPERTY
                        FOR THE YEARS ENDED SEPTEMBER 30,

                       2004       2003       2002     2001      2000
                      _________   _______  ________  ________  ________
  Net Rental Income
(Loss):
Somerset, New Jersey $ 342,446  $ 293,177   $ 166,747  $ 270,716  $ 247,795
Ramsey, New Jersey     226,404    232,785     222,078    114,702    157,488
Monaca,
 Pennsylvania          105,876    127,727     102,897    145,484    187,031
Orangeburg,
 New York              212,764    181,752     161,000    155,249    220,767
South Brunswick,
 New Jersey            513,717    489,916     505,744    448,308    412,634
Greensboro, North
 Carolina              147,773    224,251     220,285    207,361    192,358
Jackson,
Mississippi             73,524     91,898      88,510     78,996     72,937
Franklin,
 Massachusetts         378,519    356,356     330,752    307,996    278,733
Wichita, Kansas        199,561    142,352      67,243     53,132     31,117
Urbandale, Iowa         62,302     47,250      38,001     28,631     88,628
Richland,
 Mississippi            96,643     87,263      80,056     69,508     58,738
O'Fallon, Missouri     215,267    199,537     177,225    130,480    101,646
Virginia Beach,
 Virginia*                 -0-        -0-    (320,181)   (56,485)   110,359
Fayetteville,
 North Carolina        134,746    126,549     119,903    107,017     89,158
Schaumburg,
 Illinois              155,394    120,885     130,583    105,769     80,094
Burr Ridge,             53,248     41,206      39,595     33,355     41,756
Illinois
Romulus, Michigan      142,485    130,652     118,385    104,130     93,874
Liberty, Missouri      283,994    264,945     243,747    222,353    206,755
Omaha, Nebraska        174,614    159,407     145,288    126,956    113,526

Charlottesville,
 Virginia              134,548    120,371     116,247    105,075     94,450
Jacksonville,
 Florida               167,252    163,079     140,924    132,789    114,921
Union Township,
 Ohio                  180,147     94,872      75,140     62,314     41,177
Richmond, Virginia     240,531    224,077     320,576    198,862        -0-
St. Joseph,
 Missouri              289,766    222,808     190,325    155,660        -0-
Newington,
 Connecticut            80,989     73,400      26,670     66,321        -0-
Cudahy, Wisconsin      116,922    109,891      88,637     35,275        -0-
 Maryland              335,192    316,619     299,699    115,176        -0-
Granite City,
 Illinois              213,433    184,984     299,672        -0-        -0-
Monroe, North
 Carolina              201,610    164,180     185,450        -0-        -0-
Winston-Salem,
 North Carolina        164,163    149,097     123,007        -0-        -0-
Elgin, Illinois        143,540    133,700      55,468        -0-        -0-
Tolleson, Arizona      291,136    376,824         -0-        -0-        -0-
Ft. Myers, Florida     132,752    136,885         -0-        -0-        -0-
Edwardsville,
 Kansas                175,384     99,440         -0-        -0-        -0-
Tampa, Florida         208,765        -0-         -0-        -0-        -0-
                     _________  _________   _________    ________   _______

Net Rental
 Income              6,595,407  5,888,135   4,599,324  3,485,479   3,035,942
Net Investment and
 Other Income        3,104,554  2,204,780   1,583,425  1,613,977   1,253,695

                     _________   _________   _________   ________   ________

   TOTAL             9,699,961   8,092,915  6,182,749  5,099,456   4,289,637

General &
 Administrative
 Expenses          (2,027,326) (1,972,572) (1,529,228) (976,402)    (788,871)

                     _________   _________   _________  ________   ________
Income Before
(Loss) Gain on Sale of
 Assets-Investment
 Property            7,672,635   6,120,343  4,653,521  4,123,054   3,500,766
(Loss) Gain on
 Sale of Assets -
 Investment
 Property                  -0-         -0-   (175,376)       -0-      88,631
                     _________   _________   _________ __________  _________
  NET INCOME
                   $ 7,672,635  $6,120,343  $4,478,145 $4,123,054 $3,589,397
                     =========   =========   ========= ==========  =========
*Sold in May, 2002.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION

Overview

     The Company is a real estate investment trust (REIT). The Company's primary business is the ownership and management of industrial buildings subject
to long-term leases to credit tenants.   The Company owns thirty-three
industrial properties and one shopping center with a total of 3,734,000 square feet. Total real estate investments were $166,879,808 at September 30, 2004. These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland, and Arizona. At September 30, 2004, the Company's weighted average lease expiration term was 5.7 years and the Company's occupancy rate was 95%.

     In February 2004, the Company purchased a 170,779 square foot industrial building in Tampa, Florida for approximately $17,657,000. The building is 100% net leased to FedEx Ground Package Systems, Inc. a subsidiary of Federal Express Corporation, for 15 years. The Company obtained a mortgage of $12,800,000 at a rate of 6% which matures on March 1, 2019.

     The Company has a concentration of Federal Express Corporation and subsidiary (FDX) leased properties. At September 30, 2004, the percentage of FDX leased square footage as a total of the Company's rental space is 33%, with 14% leased with Federal Express Corporation and 19% with Federal Express subsidiaries. This is a risk factor that shareholders should consider.

     The Company intends to increase its real estate investments and expects to invest approximately $30,000,000 in acquisitions of real property in fiscal year
2005.     The growth of the real estate portfolio depends on the availability of suitable properties which meet the Company's investment criteria. Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

     The Company also holds a portfolio of securities of other REITs with a balance of $23,084,270 at September 30, 2004. The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found. At September 30, 2004, the Company's portfolio consisted of 63% preferred stocks, 26% common stocks and 11% debentures. The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

     The Company's revenue primarily consists of rental and reimbursement income from the ownership of industrial rental property. Revenues also include interest and dividend income, gain (loss) on sales of securities transactions
and income from an equity investment.    Total rental and occupancy revenue
increased 9% for the year ended September 30, 2004 as compared to the year ended September 30, 2003. Net income per share increased 7% for the year ended

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (CONT'D)

September 30, 2004 as compared to the year ended September 30, 2003.   The
increase in revenue and net income per share was due mainly to property acquisitions and increased gain on securities available for sale partially offset by an increase of average shares outstanding.

     See PART I, Item 1 - Business for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Significant Accounting Policies and Estimates

          The discussion and analysis of the Company's financial condition and results of operation are based upon the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

          Significant accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following significant accounting policies are affected by our more significant judgments and estimates used in the preparation of the Company's consolidated financial statements. For a detailed description of these and other accounting policies, see Note 1 in the notes to the Company's consolidated financial statements included in this Form 10-K.

     Real Estate Investments

          The Company applies Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (Statement 144) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

                                     Page19

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (CONT'D)

      Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, leasing commissions and intangible assets, including in-place leases and above and below market leases. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property determined by third party appraisal of the property obtained in conjunction with the purchase. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term.

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

  Securities Available for Sale

          Investments in non-real estate assets consist primarily of marketable securities. Management individually reviews and evaluates our marketable securities for impairment on an annual basis, or when events or circumstances occur. Management considers, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position. If a decline in fair value is determined to be other than temporary, an impairment charge is recognized in earnings and the cost basis of the individual security shall be written down to fair value as the new cost basis.

  Estimates and Revenue Recognition

          Estimates are used to establish amounts receivable and revenue from tenants for such things as annualized rents, real estate taxes and other cost recoveries. In addition, an estimate is made with respect to whether a provision for allowance for doubtful accounts receivable is necessary. The allowance for doubtful accounts reflects management's estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be realized from cash receipts in subsequent periods. If cash receipts in subsequent periods vary from our estimates, or if the Company's tenants' financial condition deteriorates as a result of operating difficulties, additional changes to the allowance may be required.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (CONT'D)

Results of Operation

         The Company's activities primarily generate rental income. Net income for the fiscal year ended September 30, 2004 was $7,672,635 as compared to $6,120,343 in 2003 and $4,478,145 in 2002. Net rental income, defined as rental and occupancy charges reduced by direct operating expenses, management fees, interest and depreciation, for the fiscal year ended September 30, 2004 was $6,595,407 as compared to $5,888,135 in 2003 and $4,599,324 in 2002.

          Net rental income increased $707,272 in 2004 as compared to 2003.
The increase is due mainly to the addition of the net rental income related to the Tampa, Florida property, the full year of ownership of the properties purchased in 2003 (see below) and increased rent from the expansion of the Union Twp, Ohio property. The increase is also due to decreased interest expense on the Wichita, Kansas, and St. Joseph, Missouri properties due to loan payoffs in 2004. The increase was partially offset by decreased rent at the Greensboro, North Carolina property due to a 2-year lease extension at a decreased rental rate and an increase in depreciation on the Tolleson, Arizona property due to a full year of ownership.

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

          The Company also generated net investment income from its investments in securities available for sale and Hollister '97 LLC. These securities had an average dividend yield of approximately 7.56% and 8.6% during 2004 and 2003, respectively. Net investment and other income, which includes interest and dividend income, realized gains (losses) on securities available for sale, net reduced by margin loan interest expense increased $899,774 in 2004 as compared to 2003 due primarily to an increase in interest and dividend income and an increase in the gain on securities available for sale transactions, net. Net investment and other income increased $621,355 in 2003 as compared to 2002 due primarily to an increase in dividend and interest income and a increase in the gain on securities transactions net. Gain on securities available for sale transactions, net amounted to $1,714,395, $1,018,862, and 909,704 for 2004,
2003, and 2002, respectively.

          Interest expense increased $72,929 in 2004 as compared to 2003 and $846,663 in 2003 compared to 2002. The increases are primarily due to the mortgages related to the acquisitions of one industrial property in 2004 and three industrial properties in 2003.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (CONT'D)

          Real estate taxes increased $301,072 in 2004 as compared to 2003 and $759,707 in 2003 as compared to 2002 due to the property acquisitions. The tenants related to the acquisitions in 2004 and 2003 are subject to net leases which require the tenants to absorb the real estate taxes as well as insurance and the majority of the repairs and maintenance. As such, the Company is reimbursed by the tenants for these real estate taxes.

     Professional fees decreased $187,972 in 2004 as compared to 2003. The decrease is due to legal fees incurred in 2003 relating to the reincorporation of the Company from Delaware to Maryland and the related shareholder lawsuit which was settled in fiscal 2003. Professional fees increased $76,507 in 2003 as compared to 2002. Legal fees in 2002 related to various SEC filings and research on the reincorporation.

          Operating expenses in 2004 were consistent with 2003. Operating expenses increased $135,537 in 2003 as compared to 2002. The increase in 2003 is due mainly to un-reimbursed insurance costs related to the new acquisitions and increased repairs and maintenance.

          Office and general expenses increased $209,254 in 2004 as compared to 2003 and increased $352,496 in 2003 as compared to 2002. The increase relates mainly to increases in personnel costs due to additional employees and increases in franchise taxes as the Company enters new states (Arizona and Kansas in 2003). The Company has been active in acquisitions and is expanding its operations. Total assets increased from approximately $119,000,000 as of September 30, 2001 to approximately $195,000,000 as of September 30, 2004.

          During 2002, the Company sold the warehouse facility in Virginia Beach, VA for a net loss of $175,376.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company's contractual obligations as of September 30, 2004:


                          Less than 1                            More than
Contractual    Total          year     1-3 years     3-5 years   5 years
Obligations
Mortgage
 Notes
 Payable     $97,530,963  $5,484,926   $14,432,847  $12,973,896  $64,639,294
Retirement
 Benefits        605,293         -0-           -0-          -0-      605,293
Purchase of
 Property     19,125,000  19,125,000           -0-          -0-          -0-
             ___________  __________    __________   __________   __________
Total       $117,261,256 $24,609,926   $14,432,847  $12,973,896  $65,244,587
	     ===========  ==========    ==========   ==========   ==========

          Mortgage notes payable represents the principal amounts outstanding by
scheduled  maturity.   The  interest rates on these mortgages  are  fixed  rates
ranging from 5.8% to 8.5%.  The

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (CONT'D)

above table does not include the Company's obligation under its line of credit and margin loan as described in Note 6 of the Notes to Consolidated Financial Statements.

     Retirement benefits represent post-retirement benefits that are not funded and therefore will be paid from the assets of the Company.

     Purchase of property represents the purchase price of industrial buildings in Denver, Colorado and Hanahan, South Carolina. These purchases were completed on October 28, 2004 and December 6, 2004, respectively. (see Note 15 of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

          The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations. At September 30, 2004, the Company's shareholders' equity increased to $92,907,840 as compared to $78,313,289 at September 30, 2003, principally due to proceeds from the dividend reinvestment and stock purchase plan, and the proceeds from a private placement partially offset by dividends and decreases in unrealized gains on securities available for sale. See further discussion below.

          The Company's ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan
(DRIP), proceeds from private placements, and access to the capital markets. Purchases of new properties, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place demands on the Company's liquidity.

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

          Management does not see an indication that material factors are present that may negatively impact cash flows. The Company is not aware of adverse trends, demands, commitments, events or uncertainties that are
reasonably likely to have an impact on the Company's liquidity.    The Company
owns securities available for sale of $23,084,270 subject to margin loans of $1,261,901 at September 30, 2004. At September 30, 2004, the Company owned thirty-four properties of which 10 have no mortgages. These marketable securities and non-mortgaged properties provide the Company with additional
liquidity.   The Company has been raising capital through its DRIP and private placements and investing in net leased

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (CONT'D)

industrial properties. The Company believes that funds generated from operations and the DRIP, the funds available on the line of credit, together with the ability to finance and refinance its properties and sell marketable securities will provide sufficient funds to adequately meet its obligations over the next several years.

          The Company's focus is on real estate investments. During the past ten years, the Company purchased thirty-two net-leased warehouse facilities at an aggregate cost of approximately $183,894,000. The Company financed these purchases primarily through mortgages on its acquisitions. The Company also has a secured $15,000,000 line of credit of which approximately $13,700,000 was available at September 30, 2004. Interest is at the bank's floating prime (4.50% at September 30, 2004) and is due monthly. The line expires in May, 2006.

     During 2004, the Company made one acquisition totaling approximately $17,657,000. The Company expects to make additional real estate investments from time to time. In fiscal 2005, the Company plans to acquire approximately $30,000,000 of net-leased industrial properties. The funds for these acquisitions may come from the Company's available line of credit, other bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan or private placements. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

          The Company also invests in debt and equity securities of other REITs as a proxy for real estate when suitable acquisitions are not available, for liquidity, and for additional income. The Company from time to time may purchase these securities on margin when there is an adequate yield spread. During fiscal 2004, the Company's securities portfolio decreased by $2,337,281 primarily due to sales of approximately $9,229,076 and a decrease in the unrealized gain of approximately $1,141,835 partially offset by purchases of $8,033,630.

          Cash flows provided from operating activities were $10,385,410, $9,725,898 and $6,792,043 for fiscal year 2004, 2003 and 2002, respectively.
The increases in cash provided from operating activities resulted primarily from the operations of the property acquisitions of approximately $17,657,000 in 2004 and $26,200,000 in 2003.

          Cash flows used in investing activities were $15,215,218, $35,417,062 and $30,564,641 for fiscal year 2004, 2003 and 2002, respectively. Cash flows used in investing activities decreased in 2004 as compared to 2003 due mainly to the decreases in securities purchases, capital improvements and acquisitions and increased in 2003 as compared to 2002 due mainly to the increase in securities purchases.

          Cash flows provided from financing activities were $4,684,267, $26,068,148, and $24,318,591 for fiscal year 2004, 2003 and 2002, respectively.
Cash flows from financing activities decreased in 2004 as compared to 2003 due mainly to decreased proceeds from
                                     Page 24

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (CONT'D)

mortgages, an increase in payments on loans, and a decrease in issuance of common stock through private placements. The Company sold $4,050,000 and $8,324,901 during 2004 and 2003, respectively, of common stock through private
placements.   Cash flows provided from financing activities increased in 2003 as compared to 2002 due mainly to an increase in cash from the issuance of common stock. The Company sold common stock in a private placement as noted above in addition to common stock sold through the Dividend Reinvestment and Stock Purchase Plan. See further explanation below.

          At September 30, 2004, the Company had total liabilities of $102,314,329 and total assets of $195,222,169. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

          During 2004, the Company paid $9,426,915 as a dividend of $0.58 per share. Management anticipates maintaining the annual dividend rate of $0.58 per share although no assurances can be given since various economic factors can reduce the amount of cash flow available to the Company for dividends. Of the $9,426,915 in dividends paid, $3,531,838 was reinvested in the Dividend Reinvestment and Stock Purchase Plan.

          The Company has a DRIP, in which participants purchase stock from the Company at a price at approximately 95% of market. During 2004, a total of $12,532,541 in additional capital was raised through the DRIP. It is anticipated, although no assurances can be given, that a comparable level of participation will continue in the DRIP in fiscal 2005. Therefore, the Company anticipates that the DRIP will result in further increased liquidity and capital resources in fiscal 2005.

          In January 2004, the Company issued 500,000 shares in a private placement for consideration of $4,050,000 or $8.10 per share. The proceeds of the private placement were used for working capital and to pay down the Company's outstanding line of credit and margin loan. The Company incurred approximately $67,993 in offering costs related to this private placement which were recorded as a reduction to Additional Paid-In Capital.

          During the year ended September 30, 2004, four directors and employees exercised their stock options and purchased 131,500 shares for a total of $830,705. During the year ended September 30, 2003, two directors exercised their stock options and purchased 9,500 shares for a total of $52,875. During the year ended September 30, 2002, nine officers, directors and key employees exercised their stock options and purchased 255,000 shares for a total of $1,617,488. Of this amount, 225,000 shares, for a total of $1,617,488, were exercised through the issuance of notes receivable from officers. These notes receivable are at an interest rate of 5%, mature on April 30, 2012 and are collateralized by the underlying common shares. As of September 30, 2004, the balance of these notes receivable was $1,215,938.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (CONT'D)

New Accounting Pronouncements

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities "FIN 46" was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (FIN 46R). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (SPEs) in which the entity holds a variable interest no later than the end of the first reporting period  ending  after December 15, 2003, and immediately  to all entities created after January 31, 2003. The effective dates of FIN 46R vary depending on the type of reporting enterprise and the type of entity that the enterprise is involved with. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specifies how a business enterprise should evaluate its involvement in a
variable interest entity to determine whether to consolidate that entity.   A
variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. Conversely, effective dispersion of risks among the parties involved requires that a company that previously consolidated a special purpose entity, upon adoption of FIN 46 or FIN 46R, to deconsolidate such entity. This interpretation did not have a material impact on the Company's consolidated financial statements.

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

          The following table sets forth information as of September 30, 2004, concerning the Company's debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value:


Long -Term Debt:
                                           Average
Fixed Rate     Fiscal       Carrying      Interest      Fair Value
                               Value         Rate

              2005        $        -0-          -0-
              2006                 -0-          -0-
              2007           2,668,864        7.80%
              2008           1,169,179         8.5%
              2009                 -0-          -0-
              Thereafter    93,692,920        6.99%

                            ___________     ________

                Total     $ 97,530,963        7.03%   $100,508,994
                            ==========



          The Company also has $1,361,198 in variable rate debt maturing in May, 2006. This debt is a line of credit. The interest is at the bank's floating prime rate and is due monthly. The interest rate was 4.50% at September 30, 2004. Additionally, the Company has $1,261,901 in variable rate debt due on demand. This debt is primarily margin loans secured by marketable securities. The interest rate on these loans was 3.5% at September 30, 2004. The Company has $13,638,802 available on this $15,000,000 line. The carrying value of the Company's variable rate debt approximates fair value at September 30, 2004.

          The Company also invests in both debt and equity securities of other REITs and is primarily exposed to equity price risk from adverse changes in market rates and conditions. All securities are classified as available for sale and are carried at fair value.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and supplementary data listed in Part VI,
Item 15 (a) (1) are incorporated herein by reference and filed as part of this report.

     The following is the Unaudited Selected Quarterly Financial Data:

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                               THREE MONTHS ENDED


FISCAL 2004            12/31/03      3/31/04     6/30/04      9/30/04

Rental and
 Occupancy  Charges    $5,047,924   $5,317,297  $5,453,966   $5,510,313
Total Expenses          2,410,910    2,665,121   2,477,926    2,749,403
Other Income
 (Expense) (1)            117,869    (565,644) (1,187,292)  (1,718,438)
Net Income              2,754,883    2,086,532   1,788,748    1,042,472
Net Income per Share          .18          .13         .11          .05

FISCAL 2003              12/31/02      3/31/03     6/30/03      9/30/03

Rental and Occupancy
 Charges               $4,653,072   $4,648,203  $5,109,109   $5,230,727
Total Expenses          2,094,910    2,236,314   2,399,152    2,701,624
Other income
 (Expense)            (1,119,734)  (1,269,760)   (679,046)  (1,020,228)
Net Income              1,438,428    1,142,129   2,030,911    1,508,875
Net Income Per Share          .12          .08         .14          .10



  (1) Fluctuations are due to level of gains on securities transactions recognized in the respective quarters.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 9A - CONTROLS AND PROCEDURES

      The Company's President and Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

      The Company's President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

      None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the Directors and Executive Officers of the Company as of September 30, 2004:

                      Present Position with the Company;
                        Business Experience During Past   Director
Name             Age           Five Years; Other            Since
                                 Directorships
____             ___             _____________            ________

Anna T. Chew     46   Chief Financial Officer (1991 to    N/A
                      present) Certified Public
                      Accountant.  Director (1991-2004).
                      Vice President (1995 to present)
                      and Director (1994 to present) of
                      United Mobile Homes, Inc., an
                      affiliated company.  Chief
                      Financial Officer (1991 to present
                      of Monmouth Capital Corporation,
                      an affiliated company.

Daniel D.        50   Director. Attorney at Law (1982 to  1989
Cronheim              present);   Executive Vice
                      President (1989 to present) and
                      General Counsel (1983 to present)
                      of David Cronheim Company.
                      President (1997 to present) of
                      David Cronheim Mortgage Company;
                      President (2000 to present) of
                      Cronheim Management Services, Inc.
                      and Director (2000 to present) of
                      Hilltop Community Bank.

Neal Herstik     45   Attorney at Law, Gross, Truss &     2004
                      Herstik, PC (1997 to present);
                      Director of Monmouth Capital
                      Corporation (2002 to present);
                      First Vice President, Marlboro
                      Community Players, Inc., a non-
                      profit corporation (2000 to 2002);
                      Co-founder and former President,
                      Manalapan-Englishtown Education
                      Foundation, Inc., a non-profit
                      corporation (1995 to 2001).

Matthew       I. 45   Director.  Attorney at law (1985    2000
Hirsch                to present); Adjunct Professor of
                      Law (1993 to present) Widener
                      University School of Law.

                       Present Position with the Company;
                        Business Experience During Past     Director
Name             Age           Five Years; Other              Since
                                 Directorships
____             ___             _____________               _______

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

Michael P. Landy 42   Vice President - Investments.           N/A
                      Executive Vice President (2001 to
                      present) of Monmouth Capital
                      Corporation, an affiliated
                      company;  Vice President -
                      Investments (2001 to present) of
                      United Mobile Homes, Inc., an
                      affiliated company, President
                      (1998 to  2001)  of Siam  Records,
                      LLC;  Chief Engineer  and
                      Technical Director (1987 to 1998)
                      of   GRP   Recording Company.

Samuel A. Landy  44   Director.   Attorney at  Law  (1985     1989
                      to  present);  President  (1995  to
                      present), Vice President  (1991  to
                      1995)   and   Director   (1992   to
                      present)  of  United Mobile  Homes,
                      Inc.,    an   affiliated   company;
                      Director   (1994   to   2004)    of
                      Monmouth  Capital  Corporation,  an
                      affiliated company.

Cynthia       J. 35   Executive   Vice   President    and     2002
Morgenstern           Director.  Vice President (1996  to
                      2001) Summit Bank, Commercial  Real
                      Estate Division.

John R. Sampson  50   Director.  Managing Director and        1001
                      co-founder, Kalorama Partners,
                      LLC, a strategic consulting
                      company (2003 to present); Senior
                      Portfolio Manager (1998 to 2002)
                      at Fox Asset Management, LLC, a
                      registered investment advisor that
                      manages equity, fixed income and
                      balanced portfolios; Principal
                      (1995 to 1998) at Pharos
                      Management and Principia Partners
                      LLC, which specialize in fixed
                      income consulting and research for
                      the securities industry.

                         Present Position with the Company;
                        Business Experience During Past   Director
Name             Age           Five Years; Other            Since
                                 Directorships
____             ___             _____________            ________

Maureen E.        35   Controller (2003 to present) and      N/A
Vecere                Treasurer (2004 to present).
                      Certified Public Accountant; Audit
                      Manager (1996-2003), KPMG LLP.
                      Controller (2003 to present) and
                      Treasurer (2004 to present) of
                      Monmouth Capital Corporation, an
                      affiliated company

Peter         J. 57   Director. Investor; Director          2001
Weidhorn              (2000-2003) of real estate
                      acquisitions at Kushner Companies;
                      Chairman of the Board,
                      President/CEO (1998-2000) WNY
                      Group, Inc. a real estate
                      investment trust that owned and
                      operated 8,000 apartments prior to
                      its sale to the Kushner Companies;
                      Director BNP Residential
                      Properties, Inc. (2001 to present)
                      Director of The Community
                      Development Trust, Inc. (2003 to
                      present); Trustee of the
                      CentraState Healthcare Foundation,
                      Inc. and Vice Chairman and Trustee
                      of the Union for Reform Judaism.

Stephen       B. 50   Director.  Principal of U.S. Real     2003
Wolgin                Estate Advisors, Inc. (2000 to
                      present), a real estate advisory
                      services group based in New York;
                      Principal of the Wolgin Group
                      (2000-2003); prior affiliations
                      with J.P. Morgan, Odyssey
                      Associates, The Prudential Realty
                      Group, Standard & Poor's
                      Corporation, and Grubb and Ellis.

Family Relationships

          There are no family relationships between any of the Directors or executive officers, except that Samuel A. Landy and Michael P. Landy are the sons of Eugene W. Landy, the President and a Director of the Company.

Audit Committee

          The Company's Board of Directors has determined that at least one member of the Audit Committee is a financial expert.


ITEM  10  - DIRECTORS  AND  EXECUTIVE  OFFICERS  OF THE REGISTRANT
            (CONT'D)

     The Company has a separately-designated standing audit committee established in accordance with section 3 (a)(58)(A) of the Exchange Act (15
U.S.C. 78c(a)(58)(A)).  The members of the audit committee are Peter J. Weidhorn
(Chairman), Matthew I. Hirsch, and Stephen B. Wolgin.


Delinquent Filers

          There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management's knowledge.

Code of Ethics

          The Company has adopted the Code of Business Conduct and Ethics (the
Code of Ethics). The Code of Ethics can be found at the Company's website at www.mreic.com, as well as attached to this filing at Exhibit 14.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

          The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 2004, 2003 and 2002 to the President and Chief Executive Officer and Executive Vice President. There were no other executive officers whose aggregate cash compensation allocated to the Company exceeded $100,000:


                                        Annual Compensation

Name and Principal    Fiscal   Salary      Bonus    Options
Position              Year                          Granted   Other
_________________    _____     ______     _____     ______    _____

Eugene W. Landy      2004    $168,750    $15,000   65,000   $223,700(1)
Chairman of the
Board and            2003     150,000     30,000   65,000     94,000(1)
President            2002     150,000     30,000   65,000     75,300(1)

Cynthia J.
Morgenstern          2004    $156,250    $12,654   50,000   $ 20,916(2)
Executive Vice
President            2003     139,077      9,615      -0-     21,905(2)
                     2002     121,250      8,462   50,000      6,438(2)


   (1)    Represents Director's fees of $16,000, $17,500 and
 $16,300 for 2004, 2003 and 2002, respectively, paid to Mr. Landy;   accrual for
pension and other benefits of $190,200, $59,000 and $59,000 for 2004, 2003 and
2002, respectively, in accordance with Mr. Landy's employment contract;   and
legal   fees of   $17,500, $17,500 and $0  for 2004, 2003 and 2002,
respectively.

  (2) Represents Director's fees and discretionary contributions by the Company to the Company's 401(k) Plan allocated to an account of the named executive officer.


Stock Option Plan

          The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended September 30, 2004:

                                                         Potential
                                                         Realized
                          Percent    Price               Value at
                                                       Assumed Annual
                Options   Granted    Per    Expiration    Rates for
                            to                          Option Terms
Name            Granted  Employees   Share    Date        5%      10%
____		_______  _________   _____    ____        __      ___

Eugene W.
 Landy           65,000     27%     $7.89    8/3/12    $234,300  $571,200

Cynthia J.
 Morgenstern     50,000     21%      7.41   5/20/12     230,000   550,800

          The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at September 30, 2004:


                                   Number of            Value of
                                   Unexercised          Unexercised
                                   Options at Year-     Options
              Shares     Value     End                  At Year-End
Name          Exercised  Realized  Exercisable/         Exercisable/
                                   Unexercisable        Unexercisable
____	      _________  ________  _____________        _____________

Eugene W.
Landy          65,000    357,500    195,000/65,000      $274,625/$29,250


Cynthia
Morgenstern    50,000    356,500     -0-/50,000           $-0-/$46,500

Employment Agreements

     On January 1, 2004, Eugene W. Landy's Employment Agreement with the Company was amended to extend for five years to December 31, 2009. Mr. Landy's amended Employment Agreement provides for (1) an increase in his annual base compensation from $150,000 to $175,000; (2) an increase in his severance payment from $300,000 payable $100,000 a year for three years to $500,000 payable $100,000 a year for five years; and (3) an increase from $40,000 a year to $50,000 a year of his pension benefits; and (4) an extension of three years of his pension payments commencing January 1, 2004. Mr. Landy receives bonuses and customary fringe benefits, including health insurance and five weeks vacation. Additionally, there will be bonuses voted by the Board of Directors. The Employment Agreement is terminable by either party at any time subject to certain notice requirements.

     Effective January 15, 2004, the Company and Cynthia J. Morgenstern entered into a three-year employment agreement under which Ms. Morgenstern receives an annual base salary of $160,000, increasing to $176,000 in 2005 and to $194,000 in 2006, plus bonuses and customary fringe benefits, including health insurance, four weeks vacation and the use of an automobile. If there is a voluntary or involuntary termination of employment, due to merger or change in control, Ms. Morgenstern, shall be entitled to receive one year's compensation at the date of termination. In the event of her disability, her salary will continue for a period of two years. The agreement was amended on September 16, 2004 to purchase disability insurance for Ms. Morgenstern. In the event of a disability exceeding 90 days Ms. Morgenstern will receive lost wages from the disability policy, not her salary for two years.

     Other Information

          Effective April 1, 2002, the Directors receive a fee of $1,500 for each Board Meeting attended, and an additional fixed annual fee of $10,000 payable quarterly. Directors appointed to house committees receive $150 for each meeting attended. Those specific committees are Nominating Committee, Compensation Committee, Audit Committee and Stock Option Committee.

     Except as provided in the specific agreements described above, the Company has no pension or other post-retirement plans in effect for Officers, Directors or employees and, at present, has no intention of instituting such plans.

     Daniel D. Cronheim is a Director of the Company and Executive Vice President of David Cronheim Company. The David Cronheim Company received $132,185, $14,377 and $20,194 in lease commissions in 2004, 2003 and 2002, respectively. Cronheim Management Services, a division of David Cronheim Company, received the sum of $299,392, $258,626 and $245,597 in 2004, 2003 and
2002, respectively for management fees. In 1998, the Company entered into a new management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income on certain properties for management fees. Cronheim Management Services provides sub-agents as regional managers for the Company's properties and compensates them out of this management fee. Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

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

          The final criterion in setting compensation is comparable wages in the industry. In this regard, the REIT industry maintains excellent statistics.

Evaluation

          The Company's funds from operations continue to increase. The Committee reviewed the growth of the Company and progress made by Eugene W. Landy, Chief Executive Officer and whether his accomplishments met the bonus goals outlined in his employment contract. His base compensation under his amended contract was increased in 2004 to $175,000 per year, and his bonus for 2004 was $15,000.

                                              Compensation Committee:
                                                Matthew I.Hirsch
                                                Stephen P.Wolgin

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



		    Monmouth
		   Real Estate
		   Investment
	Year	   Corporation	   NAREIT	S&P 500

	1999	      100	    100		 100
	2000	      106	    126		  91
	2001	      142	    145		  80
	2002	      176	    153		  62
        2003          220           212           80
	2004	      242	    241		  81


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table lists information with respect to the beneficial ownership of the Company's Common Stock (the Shares) as of September 30, 2004
by:

     .    each person known by the Company to beneficially own more than five percent of the Company's outstanding Shares;

     .    the Company's directors;

     .    the Company's executive officers; and

     .    all of the Company's executive officers and directors as a group.

     Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person's address is c/o Monmouth Real
Estate Investment Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite
3-C, Freehold, New Jersey 07728. In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of September 30, 2004 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.


                             Amount and         Percentage
  Name and Address             Nature            of Shares
 of Beneficial Owner        of Beneficial      Outstanding (2)
                            Ownership (1)
___________________        _____________       ____________

Teachers' Insurance and       1,000,000             5.78%
Annuity Association
730 Third Avenue, 11th
Floor
New York, New York 10017

Oakland Financial             1,224,787  (3)        7.08%
Corporation
34200  Mound Road
Sterling Heights, MI
48310

Palisades Capital             1,375,491             7.96%
Management LLC
One Bridge Plaza
Suite 695
Fort Lee, NJ  07027



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT (CONT'D)

                            Amount and
  Name and Address            Nature              Percentage
 of Beneficial Owner       of Beneficial           of Shares
                           Ownership (1)          Outstanding(2)
_____________________      _____________         ______________
Anna T. Chew                   99,116        (4)        0.57%

Daniel D. Cronheim             63,390        (5)        0.37%

Neal Herstik                      200        (6)       0.001%

Matthew I. Hirsch              46,356        (7)        0.27%

Eugene W. Landy             1,131,284        (8)        6.47%

Michael P. Landy               74,843        (9)        0.43%

Samuel A. Landy               236,576       (10)        1.37%

Cynthia J. Morgenstern         57,160       (11)        0.33%

John R. Sampson                36,204       (12)        0.21%

Maureen E. Vecere                  60       (13)        0.00%

Peter J. Weidhorn              55,370                   0.32%

Stephen B. Wolgin               2,686       (14)        0.02%

Directors and Officers as
a Group                     1,803,245                  10.25%


(1)Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)Based on the number of shares outstanding on September 30, 2004 which was 17,290,323.

(3)Oakland Financial  Corporation  (Oakland), Liberty Bell   Agency, Inc.
  (Liberty Bell), and Cherokee Insurance Company (Cherokee) has the following holdings as of June 30, 2004.  Oakland owns 48,425 Shares, Liberty Bell owns
  547,679 Shares and Cherokee owns 601,239  Shares, and Matthew T. Moroun owns
  27,444 Shares.  Amendment No. 3 to Schedule 13-D dated April 4, 2004,  filed with the SEC by Oakland, indicates that Oakland shares voting and dispositive power with respect to those Shares with Liberty Bell and Cherokee, both of
  which are wholly-owned subsidiaries of Oakland.   Matthew T. Moroun is the
  Chairman of the Board and controlling stockholder of Oakland, Liberty Bell and Cherokee.


ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT (CONT'D)

(4)Includes (a) 36,493 Shares owned jointly with Ms. Chew's husband; and (2) 12,623 Shares held in Ms. Chew's 401(k) Plan. Includes 50,000 Shares issuable upon exercise of a Stock Option. Excludes 50,000 Shares issuable upon exercise of a Stock Option, which Stock Option is not exercisable until May 21, 2005.

(5)Includes 15,000 Shares issuable upon exercise of a Stock Option.

(6)Excludes 5,000 shares issuable upon exercise of a Stock Option, which Stock Option is not exercisable until May 21, 2005.

(7)Owned jointly with Mr. Hirsch's wife. Includes 14,000 Shares issuable upon exercise of a Stock Option.

(8)Includes 89,106 Shares owned by Mr. Landy's wife; (b) 161,764 Shares held in the Landy & Landy Employees' Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote; (c) 126,585 Shares held in the Landy & Landy Employees' Pension Plan of which Mr. Landy is a Trustee with power to vote; and (d) 60,000 Shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, of which Mr. Landy has power to vote. Includes 195,000 shares issuable upon exercise of Stock Options. Excludes 65,000 Shares issuable upon exercise of a Stock Option, which Stock Option is not exercisable until August 3, 2005.

(9)Includes 8,645 Shares owned by Mr. Landy's wife; and (b) 57,257 Shares held in custodial accounts for Mr. Landy's minor children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote.

10)Includes 6,883 Shares owned by Mr. Landy's wife; (b) 77,358 Shares held in custodial accounts for Mr. Landy's minor children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote; (c) 1,000 Shares held in the Samuel Landy Family Limited Partnership and; (d) 32,064 Shares held in Mr. Landy's 401(k) Plan. Includes 15,000 Shares issuable upon exercise of a Stock Option.

(11)Includes 1,002 Shares held in Ms. Morgenstern's 401(k) Plan.   Excludes
  50,000 Shares issuable upon exercise of a Stock Option, which Stock Option is not exercisable until May 21, 2005.

(12) Includes 2,000 Shares held in custodial accounts for Mr. Sampson's minor children under the New Jersey Uniform Gifts to Minors Act in which he disclaims any beneficial interest but has power to vote. Includes 20,000 Shares issuable upon exercise of a Stock Option.

(13)Excludes 15,000 Shares issuable upon exercise of a Stock Option, which Stock Option is not exercisable until May 21, 2005.

(14)Excludes 5,000 shares issuable upon exercise of a Stock Option, which Stock Option is not exercisable until May 21, 2005.

          There are no equity compensation plans other than the 1997 Stock Option Plan. See Note 7 in the notes to the Consolidated Financial Statements for a description of that plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

          Certain relationships and related party transactions are incorporated herein by reference to Item 15 (a) (1) (vi) Note 9 of the Notes to the Consolidated Financial Statements - Related Party Transactions.

ITEM 14  - PRINCIPAL  ACCOUNTING FEES AND SERVICES

      KPMG LLP (KPMG) served as the Company's independent auditors for the years ended September 30, 2004 and 2003. The following are the fees billed by KPMG in connection with services rendered:

                                          2004         2003
                                          ____         ____

Audit Fees                              $59,000      $73,000
Audit Related Fees                          -0-          -0-
Tax Fees                                 38,500       39,500
All Other Fees                              -0-          -0-
                                        _______     ________
    Total Fees                          $97,500     $112,500
					 ======      =======

          Audit fees include professional services rendered by KPMG for the audit of the Company's annual financial statements and reviews of financial statements included in the Company's quarterly reports on Form 10-Q. Audit fees also include services that are normally provided by the Company's independent auditors in connection with statutory and regulatory filings, such as consents and assistance with and review of documents filed with the Securities and Exchange Commission.

          Tax fees include professional services rendered by KPMG for the preparation of the Company's federal and state corporate tax returns and supporting schedules as may be required by the Internal Revenue Service and applicable state taxing authorities. Tax fees also include other work directly affecting or supporting the payment of taxes, including planning and research of various tax issues.

Audit Committee Pre-Approval Policy

          The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by the Company's principal independent accountants. The policy requires that all services provided by KPMG to the Company, including audit services, audit-related services, tax services and other services, must be pre-approved by the Committee. The pre-approval requirements do not prohibit day-to-day normal tax consulting services, which matters will not exceed $10,000 in the aggregate.

          The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining KPMG's independence.

                                     PART IV


ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES


                                                                   PAGE(S)
                                                                   _______
 (a) (1) The following Financial Statements are filed as part of this report:

     (i)  Report of Independent Registered Public Accounting          45
          Firm

    (ii)  Consolidated Balance Sheets as of September 30, 2004 and    46
           2003

   (iii)  Consolidated Statements of Income for the years
          Ended September 30, 2004, 2003 and 2002                     47

    (iv)  Consolidated Statements of Shareholders' Equity for the
          years ended September 30, 2004, 2003 and 2002              48-49

     (v)  Consolidated Statements of Cash Flows for the years ended
          September 30, 2004,  2003 and 2002                          50


    (vi)  Notes to the Consolidated Financial Statements             51-76

(a) (2) The following Financial Statement Schedule is filed as part of this report:

    (i)  Schedule III - Real Estate and Accumulated
         Depreciation as of September 30, 2004                       77-79


          All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the Consolidated Financial Statements or Notes hereto.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES


(a)(3) Exhibits

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

(10) Material Contracts
      (i) Employment Agreement with Mr. Eugene W. Landy dated December 9, 1994 is incorporated by reference to that filed with the Company's Form 10-K filed with The Securities and Exchange Commission on December 28, 1994.
     (ii) Amendment to Employment agreement with Mr. Eugene
          W. Landy dated November 5, 2003 is incorporated by reference to that filed with the Securities Exchange Committee on April 1, 2004 in the 2004 proxy (Registration No. 000-04248).
    (iii) Employment Agreement with Mr. Ernest V. Bencivenga dated November 9, 1993 is incorporated by reference to that filed with the Company's Form 10-K filed with The Securities and Exchange Commission on December 28, 1994.
     (iv) Employment Agreement with Cynthia J. Morgenstern dated January 15, 2004, as amended September 16, 2004.

(14)  Code of Business Conduct and Ethics.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES


(23)   Consent of KPMG LLP.

(31.1) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-
          Oxley Act of 2002.

(31.2) Certification pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-
          Oxley Act of 2002.

(32) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002.

(99)   Audit Committee Charter

          Report of Independent Registered Public Accounting Firm



The Board of Directors and Shareholders
Monmouth Real Estate Investment Corporation:

We have audited the consolidated financial statements of Monmouth Real Estate Investment Corporation and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation and subsidiary as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP


Short Hills, New Jersey
December 3, 2004


            MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDARY
                           CONSOLIDATED BALANCE SHEETS
                               AS OF SEPTEMBER 30,

ASSETS                                        2004              2003

Real Estate Investments:
 Land                                    $  30,426,213      $   25,426,213
 Buildings, Improvements and
  Equipment, net of Accumulated
  Depreciation of $21,475,811 and
  $17,429,990, respectively                136,453,595         127,344,122
                                           ___________         ___________
    Total Real Estate Investments          166,879,808         152,770,335

Cash and Cash Equivalents                      925,015           1,070,556
Securities Available for Sale at
  Fair Value                                23,084,270          25,421,551
Interest and Other Receivables               1,441,827           1,364,885
Prepaid Expenses                                87,816             117,450
Financing Costs - Net of Accumulated
 Amortization                                1,287,731           1,193,157
Lease Costs - Net of Accumulated
  Amortization                                 254,792             108,539
Investments in Hollister '97, LLC              900,399             900,399
Other Assets                                   360,511             227,002
                                           ___________         ___________

TOTAL ASSETS                             $ 195,222,169      $  183,173,874
                                           ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgage Notes Payable                   $  97,530,963      $   90,909,299
Loans Payable                                2,623,099          12,324,926
Other Liabilities                            2,160,267           1,626,360
                                           ___________         ___________
    Total Liabilities                      102,314,329         104,860,585
                                           ___________         ___________

Shareholders' Equity:
Common Stock  - $.01 Par Value,
  20,000,000 Shares  Authorized;
  17,290,323 and 15,090,649  Shares
  Issued and  Outstanding as of
  September 30, 2004 and 2003
  respectively                                 172,903             150,906
Excess Stock - $.01 Par Value,
  5,000,000 Shares Authorized; No
  Shares Issued or Outstanding                     -0-                 -0-
Additional Paid-In Capital                  92,262,871          76,657,545
Accumulated Other Comprehensive
  Income                                     1,688,004           2,829,839
Loans to Officers, Directors and
  Key Employees                             (1,215,938)         (1,325,001)
Undistributed Income                               -0-                 -0-
                                           ___________         ___________
   Total Shareholders' Equity               92,907,840          78,313,289
                                           ___________          __________
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $ 195,222,169       $ 183,173,874
                                           ===========         ===========

See Accompanying Notes to the Consolidated Financial Statements


           MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED SEPTEMBER 30,

                              2004             2003              2002
INCOME:
 Rental and Occupancy
  Charges                  $21,329,500       $19,641,111       $16,118,137
                           ___________       ___________       ___________

EXPENSES:
 Management Fees               299,392           258,626           245,597
 Real Estate Taxes           3,024,887         2,723,815         1,964,108
 Professional Fees              90,851           278,823           202,316
 Operating Expenses            924,825           904,316           768,779
 Office and General
  Expense                    1,726,878         1,517,624         1,165,128
   Director Fees               190,706           188,650           165,100
   Depreciation              4,045,821         3,560,146         2,941,097
                           ___________       ___________       ___________

TOTAL EXPENSES              10,303,360         9,432,000         7,452,125
                           ___________       ___________       ___________

OTHER INCOME
(EXPENSE):
Interest and Dividend
Income                       1,801,107         1,688,448          1,027,220
Gains on Securities
 Transactions, net           1,714,395         1,018,862            909,704
Income from Equity
 Investment                    110,000           110,000            110,000
Interest Expense            (6,979,007)       (6,906,078)        (6,059,415)
                            ___________       ___________       ___________

TOTAL OTHER INCOME
(EXPENSE)                   (3,353,505)       (4,088,768)        (4,012,491)
                            ___________       ___________       ___________

Income Before Loss           7,672,635         6,120,343          4,653,521
Loss on Sale of
 Assets-Investment
 Property                          -0-               -0-           (175,376)
                            ___________       ___________       ___________

         NET INCOME        $ 7,672,635       $ 6,120,343        $ 4,478,145
                            ==========        ==========         ==========

WEIGHTED AVERAGE
SHARES OUTSTANDING:
 Basic                      16,206,433        13,844,056         11,177,294
                            ==========        ==========         ==========
 Diluted                    16,290,284        13,872,650         11,196,388
                            ==========        ==========         ==========

PER SHARE INFORMATION:
 Income Before Loss         $      .47        $      .44        $       .42
 Loss on Sale of
   Assets -
   Investment Property             -0-               -0-               (.02)
                            __________        __________         __________

NET INCOME - PER SHARE
    BASIC AND DILUTED       $      .47        $      .44        $       .40
                            ==========        ==========         ==========

See Accompanying Notes to the Consolidated Financial Statements


           MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002

                                                                 Loans to
                                                                 Officers,
                                                 Additional     Directors
                        Common Stock Issued      Paid-In        And Key
                        Number        Amount     Capital        Employees
Balance September
30, 2001	        10,264,728   $102,647    $48,284,847     $      -0-

Shares Issued in
Connection
 With the Dividend
 Reinvestment and        1,613,020     16,130     10,519,181            -0-
Stock
 Purchase Plan
Shares Issued
 through the
 Exercise of  Stock
 Options
Distributions              255,000      2,550      1,614,938      (1,439,363)
Payments on Loans to
 Officers,                     -0-        -0-     (2,030,205)            -0-
Directors and
 Key Employees		       -0-        -0-            -0-          89,362
Net Income                     -0-        -0-            -0-             -0-
Unrealized Net
 Holding Gains on
 Securities
 Available for Sale
 Net  of
 Reclassification
 Adjustment                    -0-        -0-            -0-             -0-
                        ___________  _________    __________      __________

Balance September
30, 2002                12,132,748    121,327     58,388,761      (1,350,001)
Shares Issued in
 Connection
 with the Dividend
 Reinvestment and
 Stock  Purchase
 Plan                    1,691,148     16,911     11,870,958             -0-
Shares Issued in
 Connection with a
 Private Placement
 (net of offering
 costs of $106,826)      1,257,253     12,573      8,205,502             -0-
Shares Issued
 through the
 Exercise of  Stock
 Options                     9,500         95         52,780             -0-
Distributions                  -0-        -0-     (1,867,281)            -0-
Payments on Loans to
 Officers,
Directors and
 Key Employees                 -0-        -0-            -0-          25,000
Net Income                     -0-        -0-            -0-             -0-
Stock Based
 Compensation
  Expense                      -0-        -0-          6,825             -0-
Unrealized Net
 Holding Gains on
 Securities
 Available for Sale
 Net  of
 Reclassification
 Adjustment                    -0-        -0-            -0-             -0-
                        ___________   _________   ___________     ___________

Balance September
30, 2003                 15,090,649    150,906     76,657,545      (1,325,001)
Shares Issued in
 Connection with the
 Dividend
 Reinvestment and
 Stock Purchase Plan      1,568,174     15,682     12,516,859             -0-
Shares Issued in
 Connection  with a
 Private Placement
 (net of offering
 costs of  $67,993          500,000      5,000      3,977,007             -0-
Shares Issued
through the
 Exercise  of  Stock
 Options                    131,500      1,315        829,390             -0-
Distributions                   -0-        -0-     (1,754,280)            -0-
Payments on Loans to
 Officers, Directors
 and
 Key Employees                  -0-        -0-            -0-         109,063
Net Income                      -0-        -0-            -0-             -0-
Stock Based
 Compensation
 Expense                        -0-        -0-         36,350             -0-
Unrealized Net
 Holding Gains on
 Securities
 Available for Sale
 Net of
 Reclassification
 Adjustment                     -0-        -0-            -0-             -0-
                        ___________  _________    ___________    ____________

Balance September
30, 2004                 17,290,323   $172,903    $92,262,871     $(1,215,938)
                         ==========   ========    ===========     ===========

See Accompanying Notes to the Consolidated Financial Statements


           MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                 CONSOLIDATE STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002, CONT'D.

                                         Accumulated
                                            Other
                      Undistributed     Comprehensive    Comprehensive

                         Income         Income (Loss)    Income

                     _____________      _______________   _____________

Balance September
30, 2001                 $     -0-       $ 1,542,045
Shares Issued in
 Connection with
 the Dividend
 Reinvestment and
 Stock Purchase
 Plan                          -0-                -0-
Shares Issued
 through the
 Exercise of  Stock
 Options                       -0-                -0-
Distributions          (4,478,145)                -0-
Payments on Loans
 to Officers,
 Directors and Key
 Employees                     -0-                -0-
Net Income               4,478,145                -0-      $ 4,478,145
Unrealized Net
 Holding Gains on
 Securities
 Available for Sale
 Net of
 Reclassification
 Adjustment
                               -0-            302,884          302,884
                       ____________        __________       __________

Balance September
 30, 2002                      -0-          1,844,929      $ 4,781,029
				                            ==========
Shares Issued in
 Connection with
 the Dividend
 Reinvestment and
 Stock Purchase
 Plan                          -0-                -0-
Shares Issued in
 Connection with
 a Private
 Placement (net of
 offering costs of
 $106,826)                     -0-                -0-
Shares Issued
 through the
 Exercise of  Stock
 Options                       -0-                -0-
Distributions           (6,120,343)               -0-
Payments on Loans
 to Officers,
 Directors and Key
 Employees                     -0-                -0-
Net Income               6,120,343                          $ 6,120,343
Stock Based
 Compensation
 Expense                       -0-                -0-
Unrealized Net
 Holding Gains on
 Securities
 Available for Sale
 Net of
 Reclassification
 Adjustment
                               -0-            984,910           984,910
                         __________        __________        __________

Balance September
30, 2003                       -0-          2,829,839       $ 7,105,253
                                                             ==========
Shares Issued in
 Connection with
 the Dividend
 Reinvestment and
 Stock Purchase
 Plan                          -0-               -0-
Shares Issued in
 Connection with
 a Private
 Placement  (net of
 offering costs
 of  $67,993)                  -0-               -0-
Shares Issued
 through the
 Exercise of  Stock
 Options                       -0-               -0-
Distributions           (7,672,635)              -0-
Payments on Loans
 to Officers,
 Directors and Key
 Employees                     -0-               -0-
Net Income                7,672,635              -0-          $7,672,635
Stock Based
 Compensation
 Expense                       -0-               -0-
Unrealized Net
 Holding Gains on
 Securities
 Available for Sale
 Net of
 Reclassification
 Adjustment                      -0-       (1,141,835)        (1,141,835)
                          __________        __________         __________

Balance September
30, 2004               $         -0-      $ 1,688,004        $ 6,530,800
                        ============       ==========         ==========

See Accompanying Notes to the Consolidated Financial Statements


           MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,

                                    2004          2003            2002
                                    _____         _____          _____
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net Income                    $ 7,672,635    $ 6,120,343    $ 4,478,145
Noncash Items Included in
Net Income:
    Depreciation                  4,045,821      3,560,146      2,941,097
    Amortization                    280,205        253,786        187,323
    Stock Based Compensation
     Expense                         36,350          6,825            -0-
    Loss on Sales of Assets-
     Investment Property                -0-            -0-        175,376
    Gains on Securities
     Transactions, Net           (1,744,630)    (1,018,862)      (909,704)
  Changes in:
    Interest & Other
     Receivables                    (76,942)      (455,651)       (62,104)
    Prepaid Expenses                 29,634        (79,776)        15,583
    Other Assets and Lease
     Costs                         (391,570)       723,574       (170,304)
    Other Liabilities               533,907        615,513        136,631
                                 __________      _________      _________
 NET CASH PROVIDED FROM
  OPERATING ACTIVITIES           10,385,410      9,725,898      6,792,043
                                 __________      _________      _________

CASH FLOWS FROM INVESTING
ACTIVITIES
    Purchase of Real Estate     (17,656,561)   (26,200,000)   (31,400,000)
    Capital Improvements &
     Purchases of Equipment        (498,733)    (1,023,225)      (120,915)
    Proceeds from Sale of
     Assets-Investment                   -0-           -0-       2,019,270
Property
    Purchase of Securities
     Available for Sale          (8,033,630)   (16,286,262)     (5,706,901)
    Proceeds from Sale of
     Securities Available for
     Sale                        10,973,706      8,092,425       4,643,905
                                 __________     __________      __________

NET CASH USED IN INVESTING
ACTIVITIES                      (15,215,218)   (35,417,062)    (30,564,641)
                                ___________     __________      __________

CASH FLOW FROM FINANCING
ACTIVITIES
    Proceeds from Mortgages      12,800,000     19,100,000      23,350,000
    Proceeds from Loans          19,704,069     20,972,865      16,070,530
    Principal Payments on
     Mortgages                   (6,178,336)    (6,410,864)     (5,554,591)
    Principal Payments of
     Loans                      (29,405,896)   (19,423,406)    (13,500,024)
    Financing Costs on Debt        (262,971)      (366,642)       (341,772)
    Proceeds from Issuance of
     Common Stock                12,982,710     16,777,987       8,271,484
    Proceeds from Exercise of
     Options                        830,705         52,875         178,125
    Dividends Paid               (5,895,077)    (4,659,667)     (4,244,523)

    Payments on Loans to
     Officers, Directors and
     Key Employees                  109,063         25,000          89,362
                                 __________     __________      __________

NET CASH PROVIDED FROM
FINANCING  ACTIVITIES             4,684,267     26,068,148      24,318,591
                                 __________     __________      __________

Net (Decrease) Increase  in
Cash and Cash Equivalents          (145,541)       376,984         545,993

Cash and Cash Equivalents at
 Beginning of Year                1,070,556        693,572         147,579
                                  __________     __________      __________

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                     $  925,015    $ 1,070,556     $   693,572
                                 ==========     ==========      ==========


See Accompanying Notes to the Consolidated Financial Statements

           MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Description of the Business

          Monmouth Real Estate Investment Corporation and its wholly-owned subsidiary, MRC I LLC (the Company) operates as a real estate investment trust
(REIT) deriving its income primarily from real estate rental operations. As of September 30, 2004 and 2003, rental properties consist of thirty-four and thirty-three commercial holdings, respectively. These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland and Arizona. The Company also owns a portfolio of investment securities.

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

     Principles of Consolidation

          The consolidated financial statements include the Company and its wholly-owned subsidiary. The Company formed a wholly-owned subsidiary, MRC I, LLC (a Wisconsin limited liability company) in 2001, to purchase the Cudahy,
Wisconsin property.   All intercompany transactions and balances have been
eliminated in consolidation.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D.)

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

     Securities Available for Sale

          The Company classifies its securities among three categories: Held-to-maturity, trading and available-for-sale. The Company's securities at September 30, 2004 and 2003 are all classified as available-for-sale and are carried at fair value based on quoted market prices. Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized.

          A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. Any impairment would be charged to earnings and a new cost basis for the security established.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D.)

     Derivative Financial Instruments

          During the current year, the Company invested in futures contracts of ten-year treasury notes to reduce exposure of the debt securities portfolio to market rate fluctuations. These futures contracts do not qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 and No. 149. The contracts are marked-to-market and the unrealized gain or loss is recorded in the income statement in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet. Gain or loss on settled futures contracts are also recorded as a component of gain on securities transactions, net.

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

     Revenue Recognition

          Rental income from tenants with leases having scheduled rental increases are recognized on a straight-line basis over the term of the lease. Leases typically provide for reimbursement of real estate taxes, insurance, and other operating costs. These occupancy charges are recognized as earned.

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

     Net Income Per Share

     Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (16,206,433, 13,844,056 and 11,177,294 in 2004, 2003 and 2002, respectively).
Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (16,290,284, 13,872,650 and 11,196,388 in 2004, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D.)

and 2002, respectively). Options in the amount of 83,851, 28,594 and 19,094 are included in the diluted weighted average shares outstanding for 2004, 2003 and 2002, respectively.

     Stock Option Plan

     Prior to October 1, 2002 the Company's stock option plan was accounted for under the intrinsic value based method as prescribed by Accounting Principles
Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense was recorded on the date of grant only if the current market price on the underlying stock exceeded the exercise price. Included in
Note 7 to these Consolidated Financial Statements are the assumptions and methodology for the pro forma disclosures required by Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based Compensation," detailed below which assumes the fair value based method of accounting had been adopted for all periods presented.

      The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" on October 1, 2002. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148. "Accounting for Stock Based Compensation, Transition and
Disclosure", compensation costs of $36,350 and $6,825 have been recognized in 2004 and 2003, respectively, as follows:

                                 2004         2003        2002
                                ______        _____       _____

Net income prior to stock
 Based compensation expense    $7,708,985  $6,127,168    $4,478,145

Stock based compensation
 expense                          (36,350)     (6,825)         (-0-)
                               __________  __________    __________
Net income as reported          7,672,635   6,120,343     4,478,145

Compensation expenses if the
 Fair value method had been
 applied to grants in 2002          (-0-)     (29,250)      (20,840)
                                _________    ________    __________

Net Income Pro forma           $7,672,635  $6,091,093    $4,457,305

                               ==========   =========    ==========

Net Income Per Share - As
 Reported
   Basic                         $  .47     $   .44      $   .40
   Diluted
                                    .47         .44          .40

Net Income Per Share - Pro
Forma
   Basic                        $   .47     $   .44      $   .40
   Diluted
                                    .47         .44          .40


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D.)

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

          Comprehensive Income

          Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in equity, such as unrealized gains or losses on securities available for sale.

          Reclassifications

          Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the financial statement presentation for the current year.


NOTE 2 - REAL ESTATE INVESTMENTS

     The    following    is   a   summary   of   the   cost   and    accumulated
depreciation   of  the  Company's  land,  buildings, improvements and  equipment at September 30, 2004 and 2003:

                                                   Buildings,
                                                  Improvements,      Accumulated
                                     Land         And Equipment      Depreciation
September 30, 2004

NEW JERSEY;
 Freehold
 Corporate
 Office          Equipment     $        -0-     $      50,469    $       8,009

 Ramsey          Industrial
                 Building            52,639         1,358,148          788,787

 Somerset (1)    Shopping
                 Center              55,182         1,155,061          977,298

 South Brunswick Industrial
                 Building         1,128,000         4,386,885        1,602,808
PENNSYLVANIA:
 Monaca          Industrial
                 Park               330,772         2,146,214        1,463,946
NEW YORK
 Orangeburg      Industrial
                 Building           694,720         2,977,372        1,122,575
NORTH CAROLINA:
 Fayetteville    Industrial
                 Building           172,000         4,485,245          860,041

 Greensboro      Industrial
                 Building           327,100         1,868,700          679,016

 Monroe          Industrial
                 Building           500,000         4,981,022          319,283

 Winston-Salem   Industrial
                 Building           980,000         5,610,000          359,600
MISSISSIPPI:
 Jackson         Industrial
                 Building           218,000         1,350,187          451,739

 Richland        Industrial
                 Building           211,000         1,267,000          322,666
MASSACHUSETTS:
 Franklin        Industrial
                 Building           566,000         4,148,000        1,116,725
KANSAS:
 Wichita         Industrial
                 Building           268,000         1,542,245          411,662

 Edwardsville    Industrial
                 Building         1,185,000         5,815,148          223,635
IOWA:
 Urbandale       Industrial
                 Building           310,000         1,760,736          473,428
MISSOURI:
 Liberty         Industrial
                 Building           723,000         6,510,546        1,085,004

 O'Fallon        Industrial
                 Building           264,000         3,309,000          804,526

 St. Joseph      Industrial
                 Building           800,000        11,753,964        1,054,790
VIRGINIA:
                 Industrial
Charlottesville  Building         1,170,000         2,845,000          401,214

 Richmond        Industrial
                 Building         1,160,000         6,416,305          577,327
ILLINOIS:
 Burr Ridge      Industrial
                 Building           270,000         1,236,599          206,044

 Schaumburg      Industrial
                 Building         1,039,800         3,694,320          710,421

 Granite City    Industrial
                 Building           340,000        12,046,675          772,484

 Elgin           Industrial
                 Building         1,280,000         5,529,488          354,440

MICHIGAN:
 Romulus         Industrial
                 Building           531,000          ,665,961          612,845
FLORIDA:
 Jacksonville    Industrial
                 Building         1,165,000         4,682,029          661,442

 Ft. Myers       Industrial
                 Building         1,910,000         2,499,093           96,117

 Tampa           Industrial
                 Building         5,000,000        12,656,561          162,286
NEBRASKA:
 Omaha           Industrial
                 Building         1,170,000         4,425,500          624,081
OHIO:
 Union Township  Industrial
                 Building           695,000         4,362,353          398,753
CONNECTICUT:
 Newington       Industrial
                 Building           410,000         2,966,486          266,090
WISCONSIN:
 Cudahy          Industrial
                 Building           980,000         5,139,321          459,358
MARYLAND:
 Beltsville      Industrial
                 Building         3,200,000         5,958,773          534,742
ARIZONA:
 Tolleson        Industrial
                 Building         1,320,000        13,329,000          512,629
                                  _________        __________        _________
   Total at
September 30,
2004                           $ 30,426,213    $  157,929,406    $  21,475,811
                                 ==========       ===========       ==========

  (1)  This represents the Company's 2/3 undivided interest in the property.

NOTE 2 - REAL ESTATE INVESTMENTS, (CONT'D.)




                                                  Buildings,
                                                Improvements,     Accumulated
September 30, 2003                Land          And Equipment     Depreciation
NEW JERSEY:
  Ramsey            Industrial
                    Building    $  52,639  $    1,358,148   $        745,203

  Somerset(1)       Shopping
                    Center  	   55,182       1,152,220            932,992

  South Brunswick   Industrial  1,128,000       4,386,885          1,444,378
                    Building
PENNSYLVANIA:
  Monaca            Industrial    330,772       2,106,056          1,366,207
                    Park
NEW YORK:
  Orangeburg        Industrial    694,720       2,977,373          1,028,039
                    Building
NORTH CAROLINA:
  Fayetteville      Industrial    172,000       4,485,245            745,055
                    Building

  Greensboro        Industrial    327,100       1,853,700            615,757
                    Building

  Monroe            Industrial    500,000       4,981,022            191,570
                    Building

  Winston-Salem     Industrial    980,000       5,610,000            215,760
                    Building
MISSISSIPPI:
  Jackson           Industrial    218,000       1,340,001            404,543
                    Building

  Richland          Industrial    211,000       1,195,000            291,095
                    Building
MASSACHUSETTS:
  Franklin          Industrial    566,000       4,148,000          1,010,371
                    Building
KANSAS:
  Wichita           Industrial    268,000       1,542,245            371,121
                    Building

  Edwardsville      Industrial  1,185,000       5,815,148             74,535
                    Building
IOWA:
  Urbandale         Industrial    310,000       1,760,736            428,283
                    Building
MISSOURI:
  Liberty           Industrial    723,000       6,510,546            918,074
                    Building

  O'Fallon          Industrial    264,000       3,309,000            719,686
                    Building

  St. Joseph        Industrial    800,000      11,753,964            753,422
                    Building
VIRGINIA:
  Charlottesville   Industrial  1,170,000       2,845,000            328,266
                    Building

  Richmond          Industrial  1,160,000       6,416,305            412,291
                    Building
ILLINOIS:
  Burr Ridge        Industrial    270,000       1,236,599            174,338
                    Building

  Schaumburg        Industrial  1,039,800       3,694,320            615,699
                    Building

  Granite City      Industrial    340,000      12,046,675            463,412
                    Building

  Elgin             Industrial  1,280,000       5,529,488            212,664
                    Building
MICHIGAN:
  Romulus           Industrial    531,000       3,665,961            518,850
                    Building
FLORIDA:
  Jacksonville      Industrial  1,165,000       4,671,136            539,208
                    Building

  Ft. Myers         Industrial  1,910,000       2,499,093             32,040
                    Building
NEBRASKA:
  Omaha             Industrial  1,170,000       4,425,500            510,614
                    Building
OHIO:
  Union Township    Industrial    695,000       4,150,873            299,977
                    Building
CONNECTICUT:
  Newington         Industrial    410,000       2,966,486            189,804
                    Building
WISCONSIN:
  Cudahy            Industrial    980,000       5,053,615            323,903
                    Building
MARYLAND:
  Beltsville        Industrial  3,200,000       5,958,773            381,959
                    Building
ARIZONA
  Tolleson          Industrial  1,320,000      13,329,000            170,874
                    Building
                              ___________     ___________        ___________
Total at                    $ 25,426, 213  $  144,774,112    $    17,429,990
 September 30, 2003
                              ===========     ===========        ===========

      (1) This represents the Company's 2/3 undivided interest in this property.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

Fiscal 2004

     On February 23, 2004, the Company purchased a 170,779 square foot industrial building in Tampa, Florida. This building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of Federal Express Corporation
(FDX), for 15 years. The purchase price including closing costs was approximately $17,657,000. The Company paid approximately $400,000 in cash, obtained a mortgage of $12,800,000, and obtained $4,500,000 from its margin loan. The mortgage payable is at a rate of 6% and matures on March 1, 2019.

Fiscal 2003

          On November 6, 2002, the Company purchased a 288,211 square foot manufacturing and warehouse facility in Tolleson, Arizona. This facility is 100% net leased to Western Container Corporation, which manufactures plastic bottles for Coca-Cola soft drink products for 10 years. The lease is guaranteed
by Coca-Cola Enterprises.   The purchase price was approximately $14,800,000.
The Company paid approximately $550,000 in cash, borrowed approximately $2,200,000 against its security portfolio with Prudential Securities, used approximately $1,100,000 of its revolving credit line with Fleet Bank and obtained a mortgage of approximately $10,950,000. This mortgage payable is at an interest rate of 5.8% and is due November 1, 2012.

     On November 21, 2002 the Company purchased a 90,020 square foot warehouse facility in Fort Meyers, Florida. This warehouse facility is 100% net leased to Fed Ex Ground Package System, Inc., a subsidiary of Federal Express Corporation for 10 years. The purchase price was approximately $4,400,000. The Company paid approximately $1,200,000 in cash, and obtained a mortgage of approximately $3,200,000. This mortgage payable is at a rate of 6.33% and matures December 1, 2012.

     On April 1, 2003, the Company purchased a 179,280 square foot industrial building in Wyandotte County, in the City of Edwardsville, Kansas. This industrial building is 100% net-leased to Carlisle Tire and Wheel Company, for 10 years. The purchase price was approximately $7,000,000. To fund this purchase, the Company used approximately $2,050,000 of its revolving credit line with Bank of America and assumed a mortgage of $4,950,000. This mortgage payable is at an interest rate of 7.375% and is due in 2017.

NOTE 4 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

          The Company has approximately 3,734,000 square feet of property, of which approximately 1,223,000 square feet or 33% is leased to Federal Express Corporation and subsidiaries (14% to FDX and 19% to FDX subsidiaries) and
approximately 274,000 square feet, or 7%, is leased to Keebler Company.   Rental
and occupancy charges from Federal Express

Corporation and subsidiaries totaled approximately $8,252,000, $7,205,000 and $6,317,000 for the years ended September 30, 2004, 2003 and 2002, respectively. Rental and occupancy charges from Keebler Company, (a subsidiary of the Kellogg Company) totaled approximately $1,978,000, $2,281,000 and $2,159,000 for the years ended September 30, 2004, 2003 and 2002, respectively. During 2004, 2003 and 2002, rental income and occupancy charges from properties leased to these companies approximated 48%, 48%, 52% of total rental and occupancy charges, respectively.

           Information on these tenants is provided below.   The information has
been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.



                      		     S&P Credit  Rating at
 		Tenant               September 30,2004

		Federal  Express
		Corporation (FDX)      BBB/Stable/NR


		Kellogg  Company (K)   BBB+/Stable/A-2


NOTE 5 - SECURITIES AVAILABLE FOR SALE

          Dividend income for the years ended September 30, 2004, 2003 and 2002 amounted to $1,693,650, $1,346,706 and $915,904, respectively. Interest income for the years ended September 30, 2004, 2003 and 2002 amounted to $107,457, $341,742 and $111,316, respectively.

     The Company received proceeds of $10,973,706, $8,092,425, and $4,643,905, on sales or redemptions of securities available for sale during 2004, 2003 and 2002, respectively. The Company recorded the following Gain on Securities Transactions, net:

                                  2004         2003        2002
                                  ____         ____        ____
Gross realized gains          $2,078,697   $1,074,554    $976,544
Gross realized losses             (2,971)     (55,692)    (66,840)
Net loss on closed futures
 contracts                      (208,182)         -0-         -0-
Unrealized loss on open
futures contracts                (30,235)         -0-         -0-
Impairment loss                 (122,914)         -0-         -0-
                               _________    _________   _________
Total   Gain   on   Securities
Transactions, net             $1,714,395   $1,018,862    $909,704
                              ==========    =========   =========

     During September, 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations. Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in other liabilities on the balance sheet. The fair value of the derivatives at September 30, 2004 was a loss of $30,235 and is included in gain on securities transactions, net.

     During 2004, the Company recorded a realized loss of $208,182 on settled futures contracts, which is included in gain on securities transactions, net.

          During the year ended September 30, 2004, the Company recognized a loss of $122,914 due to a write down to the carrying value of securities available for sale which was considered other than temporarily impaired. The Company's securities available for sale consist primarily of debt securities and common and preferred stock of other REITs. The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

The following is a listing of investments in debt and equity securities at September 30, 2004:


                                                          Estimated
       Description                   Shares    Cost	 Fair Value
       ___________                   ______   _____      __________

Equity Securities - Preferred
 Stock:
AMB Property Corp 6.5% Sr L          4,000    $ 100,000     $  99,160
Apartment  Inv  and  Mgt   Co
10.00  % Cl R                        3,000       80,250        80,010
Apartment Inv and Mgt  Co  8%
  Cl T                              16,000      400,000       398,880
Apartment  Inv  and  Mgt   Co
  8.75% Cl D                        11,300      280,965       285,551
Ashford Hospitality 8.55%  Sr F      4,000      100,000       101,640
Boykin Lodging 10.5% Sr A            5,200      133,560       150,020
Brandywine    Realty    Trust
  7.375% Sr D                       10,000      250,000       252,000
BRE Properties 6.75% Sr C           10,000      250,000       247,200
Carramerica Realty 7.5% Sr E         8,000      200,000       211,680
CBL & Associates 7.75% Sr C          8,000      200,000       209,680
CBL & Associates 8.75% Sr B          4,100      207,315       220,375
Commercial Net Lease 9% Sr A         1,000       26,248        27,250
Corporate Office Properties
 7.5% Sr H                          10,000      250,000       250,000
Developers Diversified 7.375%
Sr H                                25,000      625,000       637,750
Developers  Diversified  7.5%
Sr I                                 4,000      100,000       101,480
Developers Diversified 8%  Sr G      4,000      100,000       105,560
Developers  Diversified  8.6%
Sr F                                 2,000       49,762        53,600
Duke  Realty Corporation 6.5%
Sr K                                 4,000      100,000        98,160
Duke Realty Corporation
6.625% Sr J                          4,000      100,000        99,640
Equity Inns 8.75% Sr B               30,000      750,000      792,000
Equity Residential 9.125%  Sr C      1,000       27,040        27,360



                                       			   Estimated
         Description              Shares        Cost       Fair Value
         ___________              ______        ____       __________
FelCor Lodging $1.95 Sr A          13,000       296,414       314,600
FelCor Lodging 9% Sr B             11,500       261,127       294,400
G & L Realty 10.25% Sr A            1,000        23,320        25,290
Glenborough Realty 7.75% Sr A      14,960       345,024       375,646
Glimcher Realty 8.125% Sr G         4,000       100,000       101,800
Health Care Reit 7.625% Sr F        4,000       100,000        99,000
Health Care Reit 7.875% Sr D       14,000       351,000       354,760
Healthcare Properties 7.1% Sr F    11,000       275,000       276,760
Healthcare Properties 7.25% Sr E    5,000       125,000       129,200
Highwood Properties Inc. 8% Sr D    8,500       203,920       212,075
Hospitality Properties 8.875%
 Sr B                                6,000       152,131      164,400
Host Marriott Corp 10% Cl C         1,000        25,600        26,920
Host Marriott Corp 8.875%  ClE      4,000       100,000       110,240
HRPT Properties 8.75% Sr B         15,000       378,730       409,050
HRPT Properties 9.875% Sr A         5,500       145,660       150,040
Innkeepers USA 8% Sr C              4,000       100,000       101,200
iStar Financial 7.875% Sr E        20,000       500,000       503,800
Kramont Realty Trust 8.25% SrE     10,000       250,000       265,700
Lasalle    Hotel   Properties
 10.25% Sr A                       14,500       367,245       404,550
Lexington  Corporate Properties
 8.04% Sr B                        20,000       500,000       517,000
LTC Properties 8% Sr F
                                   10,000       250,000       254,200
Maguire Properties Inc 7.625%
 Sr A                              12,800       314,736       318,720
Mid  America  Apt Communities
 8.3% Sr H                         10,000       254,500       257,700
Mills Corp 9% Sr B                 18,000       467,975       489,240
Mills Corp 9% Sr C                 24,500       633,495       673,750
New Plan Excel 7.625% Sr E         14,000       352,200       363,720
Omega Healthcare 8.375% Sr D       10,000       250,000       260,500
Pennsylvania Reit 11% Sr A         10,000       458,810       595,000
Post Properties 7.625% Sr B         8,000       197,370       209,600
Prologis 6.75% Sr G                 8,000       200,000       199,120
PS Business Parks 7% Sr H           8,000       200,000       196,000
PS Business Parks 7.95% Sr K        4,000       100,000       104,200
Public Storage 6.5% Sr W            6,000       150,000       149,040
Ramco-Gershenson 7.95%  Sr C       12,500       360,625       380,000
Realty Income Corp 7.375%
 Sr D                               4,000       100,000       104,600
Reckson Assoc 7.625% Sr A             727        14,273        19,004

                                                            Estimated
         Description              Shares        Cost        Fair Value
         _____________            ______        _____       __________
Shurgard Storage 8.7% Sr C         1,000         26,264         25,550
Sizler Property Investors
 9.75% Sr B                        1,000         25,000         26,840
SL Green Realty 7.625% Sr C       10,000        250,000        256,300
SL Green Realty 7.875% Sr D        4,000        100,000        102,000
SNH Capital 10.125% Sr Z           6,000        159,004        160,500

                                              _________      _________

 Total  Equity  Securities -
   Preferred Stock                           13,803,563     14,431,011
                                             __________     __________

 Equity Securities - Common Stock

 American Financial Realty
  Trust                           1,000          12,500         14,110
 Biomed Realty Trust              8,000         120,004        140,720
 BNP Residential Properties      18,000         192,595        246,240
 Equity Office Properties         8,000         210,250        218,000
 Equity Residential               1,000          27,900         31,000
 First Industrial Realty Trust    1,000          33,542         36,900
 Getty Realty Corp               41,090         882,360      1,077,380
 Health Care Property
  Investors                      21,000         473,632        546,000
 Health Care Reit                 1,000          30,430         35,200
 HRPT Properties                 11,000          88,607        120,890
 Kramont Realty Trust            10,000         158,876        186,000
 Mission West Properties         58,100         601,335        601,335
 Monmouth Capital Corp (1)       39,879         138,119        261,235
 Nationwide  Health
  Properties Inc                  1,000          17,970         20,750
 New Plan Excel Realty
  Trust                          40,000         772,381      1,000,000
Omega Healthcare Investors        1,000           9,070         10,760
Price Legacy Corp                 2,500          27,724         47,375
Senior Housing Property Trust     1,000          15,280         17,820
Shurgard Storage Centers          1,000          35,456         38,800
Sizeler Property Investors      140,000       1,184,292      1,302,000
United Dominion Realty Trust      1,000          19,326         19,830
US Restaurant Properties          1,000          15,764         16,890
Windrose Medical Properties       1,000          10,600         12,990
                                              _________      _________
Total   Equity   Securities -
 Common Stock                                 5,078,013      6,002,225
                                             __________     __________

Debt Securities:
Monmouth Capital Corp Conv
SubDebenture (1)                500,000         500,000        545,844


 NOTE 5 - SECURITIES AVAILABLE FOR SALE (CONT'D)



                                                              Estimated
          Description            Shares         Cost          Fair Value
          ___________            ______         ____          _________

 Due 10/23/2013 8% coupon
 Sizeler Prop  Investors  Conv
  Sub Debenture
  Due 7/15/2009  9% coupon      2,034,000       2,014,690       2,105,190

                                                _________       _________
 Total Debt Securities
                                                2,514,690       2,651,034
                                                __________      _________

 Total Securities Available
  for Sale                                   $ 21,396,266    $ 23,084,270
                                               ==========      ==========


 (1)  Investment is an affiliate.  See Note No. 9 for further discussion.

 The following is a isting of investments in debt and equity securities at September 30, 2003:


                                                            Estimated
           Description                 Shares     Cost      Fair Value
            ___________                _____      _____     __________

 Equity Securities - Preferred Stock:

 Alexandria Real Estate 9.5% Sr A        2,000    46,695      52,700

 AMB Property Corp 6.5% Sr L             4,000   100,000     100,000

 Apartment Inv and Mgt Co 10.00 %
  Cl R                                   3,000    80,250      79,800
 Apartment Inv and Mgt Co 8% Cl T       16,000   400,000     400,000

 Apartment Inv and Mgt  Co  8.75%
 Cl D                                   11,300   280,965     283,065

 Archstone Smith 8.75% Sr D              2,000    51,491      51,880
 Boykin Lodging 10.5% Sr A               5,200   133,560     139,880
 Carramerica Realty 7.5% Sr E            8,000   200,000     202,400

 CBL & Associates 7.75% Sr C             8,000   200,000     205,600
 CBL & Associates 8.75% Sr B
                                         4,100   207,315     221,810
 Commercial Net Lease 9% Sr A            1,000    26,248      26,750
 Crown American 11%                     10,000   458,810     575,000

 Developers Diversified 7.375%
  SrH                                   25,000   625,000     622,500
 Developers  Diversified  Dep
   Shares Cl F                           2,000    49,762      52,960
 Developers Diversified 8% Sr G          4,000   100,000     105,000
 Duke Realty Corporation  6.625%
  Sr J                                   4,000   100,000      99,720
Equity Inns 8.75% Sr B                  30,000   750,000     775,500
Equity Office Trust 8.625% Sr C          1,000    26,000      25,380
Equity Residential 9.125% Sr             1,000    27,040      27,600
FelCor Lodging $1.95 Sr A                3,000    55,208      68,520
FelCor Lodging 9% Sr B                  21,500   488,127     529,115


                                     Page 63


 NOTE 5 - SECURITIES AVAILABLE  FOR
 SALE (CONT'D)




                                      			      Estimated
           Description               Shares      Cost         Fair Value
	   ____________              ______     _____        __________

 First  Industrial Realty 7.95%
  Sr D                                 7,000     175,480        175,070
 G & L Realty 10.25% Sr A              1,000      23,320         24,890
 Glenborough Realty 7.75% Sr A        21,900     505,061        524,943
 Glimcher Realty 8.125% Sr G          23,500     574,291        590,085
 Health Care Reit 7.875% Sr D         14,000     351,000        357,000
 Healthcare Properties 8.7% Sr B       1,000      17,932         24,980
 Healthcare Properties  7.25%
   Sr E                                5,000     125,000        129,250
 Highwood  Properties Inc. 8%
  Sr D                                 8,500     203,920        210,800
 Hospitality  Properties  9.5%
  Sr A                                10,000     210,133        257,500
 Hospitality Properties  8.875%
  Sr B                                 6,000     152,131        159,900
 Host Marriott Corp 10% Cl C           1,000      25,600         25,000
 HRPT Properties 8.75% Sr B           15,000     378,730        402,150
 HRPT Properties 9.875% Sr A           5,500     145,660        148,775
 Innkeepers USA 8.625% Sr A           31,500     772,961        790,650
 iStar Financial 9.20% Sr C            1,000      17,708         25,300
 iStar Financial 8% Sr D               6,000      89,641        150,840
 iStar Financial 7.875% Sr E          20,000     500,000        509,000
 Kramont  Realty Trust 9.5%
  SrD                                 54,700   1,259,352      1,394,850

 Lasalle  Hotel  Properties
  10.25%  Sr A                        14,500     376,245        391,500
 Lexington Corporate
  Properties 8.04% Sr B               20,000     500,000        525,000
 Mid  America Apt Communities
  8.3% Sr H                           10,000     254,500        261,800
 Mills Corp 9% Sr B                   18,000     467,975        478,800
 Mills Corp 9% Sr C                   24,500     633,495        654,150
 New Plan Excel 7.625% Sr E           14,000     352,200        371,000
 Post Properties 7.625% Sr B           8,000     197,370        204,800
 Post Properties 7.625% Sr C           1,000      23,440         24,750
 Prime Retail 10.5% Sr A               1,000      15,433         18,100
 Prime Retail 8.5% Sr B                8,000      26,720         56,400
 Reckson Associates 7.625%
  SrA                                  1,000      18,707         24,750
 Shurgard Storage 8.7% Sr C            1,000      26,264         25,450
 Sizler PropertyInvestors
 9.75%  Sr B                           1,000      25,000         28,250

 SNH Capital 10.125% Sr Z              6,000     159,004        159,720
 Sovran  Self Storage 9.85%
  Sr B                                 2,000      39,115         53,480
 Vornado  Realty Trust 8.5%
  Sr C                                14,000     326,910        360,360
 Winston Hotels 9.25% Sr A            12,000     286,835        302,880

                                              __________     __________
 Total Equity Securities  -
  Preferred Stock                             13,663,604     14,487,353
                                              __________     __________



                                                           Estimated
         Description              Shares       Cost        Fair Value
         ___________              ______       ____         ________

Equity Securities - Common Stock
American  Financial  Realty
 Trust                              1,000      12,500         14,100
BNP Residential Properties         18,000     192,595        189,900
Crown American Realty Trust        30,000     245,694        357,000
Equity  Office Properties
 Trust                              8,000     210,250        220,240
First Industrial Realty Trust       1,000      28,400         32,070
Gabels Residential Trust            1,000      24,859         32,320
Getty Realty Corp                  20,090     404,344        492,205
Health  Care  Property
 Investors                         25,000     883,627      1,167,500
Healthcare Realty Trust Inc.       10,400     286,930        332,592
HRPT Properties                    89,000     706,726        813,460
Humphrey Hospitality               10,000      26,932         29,690
Lasalle Hotel Properties            9,000     115,824        155,970
Mid Atlantic Realty Trust           1,000       9,582         21,000
Monmouth Capital Corp (1)          37,071     131,531        188,689
Nationwide Health Properties
 Inc                               21,500     294,425        376,035
New Plan Excel Realty Trust        62,000   1,126,498      1,444,600

Price Legacy Corp                  10,000      27,724         35,000
Sizeler Property Investors        105,500     894,676      1,105,668
Senior Housing Property Trust      29,000     339,222        417,890
Trizec Properties                  35,000     379,371        429,100
United Mobile Homes Inc.(1)        60,200     651,145        907,214
Urstadt Biddle Properties
                                    9,500      50,920        123,975
                                           __________     __________
Total  Equity  Securities  -
 Common Stock                               7,043,775      8,886,218
                                           __________     __________


 Debt Securities:
 Sizeler  Prop  Investors
  Convertible Subordinated
  Debenture, due 7/15/2009,
  9% coupon callable 5/1/05
  at 100.00
                               1,914,000    1,884,333     2,047,980
                                            _________     _________

 Total Debt Securities
                                            1,884,333     2,047,980
                                            _________     _________

 Total   Securities   Available
 for Sale                                 $22,591,712  $ 25,421,551

                                           ==========    ==========

    (1)  Investment is an affiliate.  See Note No. 9 for further discussion.


                                     Page 65

      The Company had eleven securities that were temporarily impaired investments at September 30, 2004. The individual unrealized losses were 2% or less of original cost. The following is a summary:


                     Less than 12 Months             12 months or longer
                     ___________________            ____________________


  Description of                  Unrealized                 Unrealized
    Securities      Fair Value     Losses       Fair Value     Losses

 Preferred stock   $1,666,210      $14,040      $25,550         $714
                   __________     ________     ________      _______
 Total             $1,666,210      $14,040      $25,550         $714
                   ==========     ========     ========      =======

             The   Company  had margin  loan  balances  of $1,261,901
and  $8,512,853  at  September  30, 2004  and  2003,  respectively,
which  were collateralized    by    the securities portfolio.


 NOTE  6  -  MORTGAGE NOTES  AND LOANS PAYABLE

 The  following is a summary  of mortgage   notes   payable   at
 September 30, 2004 and 2003:

                    	 Fixed        Maturity      Balance      Balance
  Property          	 Rate          Date        9/30/04      9/30/03
 ________           	 ____          _____       _______      _______

 Richland, MS            7.50%       06/01/04 $       -0-      $207,819
 Franklin, MA            7.00%       10/01/04         -0-       414,965
 Orangeburg, NY          7.00%       10/01/04         -0-       364,498
 Urbandale, IA           7.00%       10/01/04         -0-       182,989
 Fayetteville, NC        7.80%       08/01/06   2,668,864     2,801,133
 O'Fallon, MO            8.50%       12/01/07     860,835     1,095,093
 Jackson, MS             8.50%       08/01/08     308,344       373,626
 Winston Salem, NC       7.10%       02/01/12   4,480,339     4,607,334
 Schaumburg, IL          8.48%       07/01/12   2,340,730     2,545,793
 Tolleson, AZ            5.80%       11/01/12  10,146,307    10,615,499
 Ft. Myers, FL           6.33%       12/01/12   3,045,095     3,131,807
 Liberty, MO             7.065%      03/01/13   3,355,368     3,637,322
 Romulus, MI             7.56%       07/01/13   1,996,698     2,151,940
 Burr Ridge, IL          8.00%       01/01/14     821,422       883,861
 Omaha, NE               7.15%       01/01/14   3,014,301     3,236,441
 Charlottesville, VA     6.90%       07/01/14   2,087,804     2,233,032
 Union Township, OH      8.25%       03/01/15   2,435,553     2,577,450
 Richmond, VA            6.12%       12/01/15   4,647,320     4,928,959
 St. Joseph, MO          8.12%       03/01/16   7,591,972     7,980,478
 Beltsville, MD          7.53%       05/01/16   5,157,949     5,427,127
 Cudahy, WI              8.15%       05/01/16   3,679,198     3,862,951
 Newington, CT           8.10%       05/01/16   2,127,778     2,235,607
 Granite City, IL        7.11%       11/01/16   8,349,161     8,770,809
 Jacksonville, FL        6.92%       12/01/16   3,209,738     3,440,326
 Monroe, NC              7.11%       12/01/16   3,574,850     3,753,546
 Elgin, IL               6.97%       05/01/17   4,520,616     4,735,617
 Edwardsville, KS       7.375%       07/01/17   4,507,576     4,713,277
 Tampa, FL               6.00%       03/01/19  12,603,145           -0-
                                               __________    __________

 Total Mortgage
    Notes Payable                             $97,530,963   $90,909,299
                                              ===========   ===========


 NOTE  6  -  MORTGAGE NOTES  AND LOANS PAYABLE (CONT'D)

      Principal on the foregoing debt is scheduled to be paid as follows:

 Year Ending September 30,     2005               $5,484,926
                               2006                8,265,536
                               2007                6,167,311
                               2008                6,309,231
                               2009                6,664,665
                            Thereafter            64,639,294
                                                 ___________

                                                 $97,530,963
                                                 ===========

 Line of Credit

      In May 2003, the Company received a line of credit (the
 line) from PNC Bank (the Bank), which replaced the line with
 Bank of America.   The amount of the facility was $10,000,000
 during the first year and $15,000,000 thereafter and matures in May 2006. The interest rate charged on the new line is the Bank's prime rate. The interest rate as of September 30, 2004 and 2003 was 4.50% and 4% respectively. The amount outstanding on the new line at September 30, 2004 and 2003 was $1,361,198 and $3,361,198, respectively.

 Margin Loans

          During fiscal 2004 and 2003, the Company purchased securities on margin. The interest rate charged on the margin loan was 3.5% and 2.75% at September 30, 2004 and 2003, respectively and are due on demand. At September 30, 2004 and 2003, the margin loans amounted to $1,261,901 and $8,512,853, respectively and are collateralized by the Company's securities portfolio. The Company must maintain a coverage ratio of approximately 50%.

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

      The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" on October 1, 2002. During the year ended September 30, 2004, 13 directors, officers, and employees were
granted options to purchase 240,000 shares.   The fair value of those options
was $99,334 based on the assumptions noted below and is being amortized over the 1-year vesting period.

      The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002:

                                  2004      2003         2002
				  ____      ____         ____
Dividend yield                   7.46%      8.0%         8.0%
Expected volatility             17.40%     13.3%        13.0%
Risk-free interest rate          3.90%      3.4%         3.4%
Expected lives (years)              8         8            5

       During the year ended September 30, 2004, four directors and officers exercised their stock options and purchased 131,500 shares for a total of $830,705.


NOTE 7 -  STOCK OPTION PLAN (CONT'D)

     A summary of the status of the Company's stock option plan as of September
30, 2004, 2003 and 2002 is as follows:

                         2004                 2003                2002
                         _____               _____                _____
                       Weighted             Weighted            Weighted
                        Average             Average              Average
               2004    Exercise    2003     Exercise   2002     Exercise
              Shares     Price    Shares     Price    Shares      Price
             _______    _______   _______   _______   ______    ________

Outstanding
 at
 beginning
 of year       500,500     $6.83   465,000     $6.80   385,000      $6.19
Granted        240,000      7.54    65,000      6.90   365,000       7.06
Exercised     (131,500)     6.32    (9,500)     5.57  (255,000)      6.34
Expired            -0-       -0-   (20,000)     7.25   (30,000)      5.94
             _________            ________            ________
Outstanding
 at end of
 year          609,000      7.22   500,500      6.83   465,000       6.80
              ========            ========            ========

Exercisable
 at end of
 year          369,000             435,500             100,000
              ========            ========            ========

Weighted-
 average
 fair value
 of options
 granted
 during the
 year                        .41                 .14                  .12
                        ========            ========             ========




     The following is a summary of stock options outstanding as of September 30, 2004:


  Date of     Number of      Number of      Option     Expiration
   Grant       Grants         Shares        Price         Date
 ________     ________       _________      ______     __________

  6/20/01         1                5,000     5.85       6/20/06
  10/4/01         1               65,000    6.765       10/4/06
  6/21/02        13              234,000     7.13       6/21/10
  1/22/03         1               65,000     6.90       1/22/11
  5/20/04        12              175,000     7.41       5/20/12
  8/3/04          1               65,000     7.89        8/3/12
                               _________
                                 609,000
                             ===========

         As of September 30, 2004, there were 495,000 shares available for grant under this plan.

NOTE 8 - INCOME FROM LEASES

          The Company derives income primarily from operating leases on its commercial properties. In general, these leases are written for periods up to ten years with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rents due under noncancellable leases at September 30, 2004 are scheduled as follows:
2005 - $17,855,000; 2006 - $16,920,000; 2007 - $15,028,000; 2008 - $13,307,000;
2009 - $11,515,000; thereafter - $38,669,000.

NOTE 9 - RELATED PARTY TRANSACTIONS

     Eugene W. Landy received $16,000, $17,500 and $16,300 during 2004, 2003 and 2002 as Director. The firm of Eugene W. Landy received $17,500, $17,500, and $- 0- during 2004, 2003 and 2002, respectively, as legal fees. On January 1, 2004, Eugene W. Landy's Employment Agreement with the Company was amended to extend for five years to December 31, 2009. Mr. Landy's amended Employment Agreement provides for (1) an increase in his annual base compensation from $150,000 to $175,000; (2) an increase in his severance payment from $300,000 payable $100,000 a year for three years to $500,000 payable $100,000 a year for five years; and (3) an increase from $40,000 a year to $50,000 a year of his pension benefits payable for ten years; and (4) an extension of three years of his pension payments. The Company accrued additional compensation expense related to the pension benefits of $141,000. Mr. Landy receives bonuses and customary fringe benefits, including health insurance and five weeks vacation. Additionally, there will be bonuses voted by the Board of Directors. The Employment Agreement is terminable by either party at any time subject to certain notice requirements.

     Effective January 15, 2004, the Company and Cynthia J. Morgenstern entered into a three-year employment agreement under which Ms. Morgenstern receives an annual base salary of $160,000, increasing to $176,000 in 2005 and to $194,000 in 2006, plus bonuses and customary fringe benefits, including health insurance, four weeks vacation and the use of an automobile. If there is a voluntary or involuntary termination of employment, due to merger or change in control, Ms. Morgenstern, shall be entitled to receive one year's compensation at the date of termination. In the event of her disability, her salary will continue for a period of two years. Ms. Morgenstern received $16,000, $17,500 and $5,500 during 2004, 2003 and 2002, respectively, as Director. This agreement was amended September 16, 2004 to purchase disability insurance for Ms. Morgenstern. In the event of a disability exceeding 90 days, Ms. Morgenstern will receive lost wages from a disability policy, not her salary for two years.

     Daniel D. Cronheim is a Director of the Company and Executive Vice President of David Cronheim Company. Cronheim Management Services, a division of David Cronheim Company, received the sum of $299,392, $258,626 and $245,597 for management fees during the years ended 2004, 2003 and 2002, respectively. Effective August 1, 1998, the Company entered into a management contract with Cronheim Management Services. Under this contract, Cronheim Management Services receives 3% of gross rental income on certain properties for management fees. The David Cronheim Company received $132,185, $14,377 and $20,194 in lease brokerage commissions in 2004, 2003 and 2002, respectively. Daniel Cronheim received $16,000, $16,150 and $16,300 for Director and Committee fees in 2004, 2003 and 2002, respectively.

          The Company operates as part of a group of three public companies (all REITs) which includes the Company, United Mobile Homes, Inc. and Monmouth
Capital Corporation (the affiliated companies).   Some general and
administrative expenses are allocated among the affiliated companies based on use or services provided. Allocations of salaries and benefits are made based on the amount of the employees' time dedicated to each affiliated company.

          There are two Directors of the Company who are also Directors and shareholders of United Mobile Homes, Inc. and there are two Directors of the Company who are also Directors and shareholders of Monmouth Capital Corporation.

          The Company holds common stock of the affiliated companies in its securities portfolios. See Note No. 5 for holdings. The Company sold on the open market 60,200, 40,000 and 42,000 shares of United Mobile Homes, Inc. during 2004, 2003, and 2002, respectively and recorded a gain on sale of $312,661, $230,152, and $105,902 during 2004, 2003, and 2002, respectively.

          During 2004 and 2003, the Company purchased 2,808 and 4,791 shares, respectively, through the Monmouth Capital Dividend Reinvestment Plan. During 2004 the Company invested $500,000 in the Monmouth Capital Corporation Convertible Subordinated Debenture.

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

          Federal Excise Tax

     The Company does not have a Federal excise tax liability for the calendar years 2004, 2003 and 2002, since it intends to or has distributed all of its annual income.

NOTE 11 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN/EQUITY

          The Company implemented a dividend reinvestment and stock purchase plan (the DRIP) effective December 15, 1987. Under the terms of the DRIP and subsequent offerings, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of market price. According to the terms of the DRIP, shareholders may also purchase additional shares, at a price of approximately 95% of market by making optional cash payments monthly.

     	Amounts received, including dividend reinvestment of $3,531,838, $3,327,957 and $2,263,827 in 2004, 2003 and 2002, respectively, and shares issued in connection with the Plan for the years ended September 30, 2004, 2003 and 2002 were as follows:

                        2004            2003         2002

Amounts Received      $12,532,541    $11,887,869   $10,535,311
 Shares Issued          1,568,174      1,691,148     1,613,020


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

        On February 27, 2003, the Company sold 1,257,253 shares in a private placement for cash of $8,324,901 or $6.6215 a share. The proceeds of the private placement were used to pay down the Company's outstanding credit facility and working capital. The Company paid $106,826 in offering costs which were recorded as a reduction to Additional Paid-In Capital.

NOTE 12 - DISTRIBUTIONS

          The following cash distributions were paid to shareholders during the years ended September 30, 2004 and 2003:

                        2004                       2003
			____			   ____


Quarter Ended    Amount     Per Share      Amount      Per Share
                 ______     _________      ______      _________

December 31    $2,206,622     $   .145   $1,815,746        $.145
March 31        2,331,098         .145    1,898,483         .145
June 30         2,403,361         .145    2,113,024         .145
September 30    2,485,834         .145    2,160,371         .145
                _________    _________    _________     ________
               $9,426,915     $    .58   $7,987,624        $ .58

                =========    =========    =========    =========

On  October  1, 2004,   the    Company   declared a cash dividend of  $.145 per
share to be paid on December 15, 2004 to shareholders of record November 15, 2004.


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

     The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values. The fair value of variable rate mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. At September 30, 2004, the

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT"D)

fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $100,508,994 and $97,530,963, respectively. At September 30, 2003, the fair value and carrying value of fixed rate mortgage notes payable amounted to $95,315,781 and $90,909,299, respectively.

NOTE 14 - CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

          Cash paid during the years ended September 30, 2004, 2003 and 2002, for interest was $6,977,419, $6,885,146 and $6,030,744, respectively.

          During 2004, 2003 and 2002, the Company had $3,531,838, $3,327,957 and
$2,263,827, respectively, of dividends which were reinvested that required no cash transfers. The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income.

                                     2004        2003         2002
                                     ____        ____         ____
Unrealized holding gains
 arising during the year          $  602,795  $ 2,003,772  $ 1,212,588

Less: reclassification
 adjustment for gains
 realized in income               (1,744,630)  (1,018,862)    (909,704)

                                   _________    _________    _________

Net unrealized (loss) gains      $(1,141,835) $   984,910  $   302,884
                                   =========    =========    =========

NOTE 15 - SUBSEQUENT EVENTS

     On October 28, 2004, the Company purchased a 60,361 square foot industrial building in Denver, Colorado. The building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of Federal Express Corporation (FDX) for ten years. The purchase price including closing costs was approximately $5,125,000. The Company paid approximately $75,000 in cash, obtained a mortgage of $3,625,000, and obtained $1,425,000 from its margin loan. The mortgage is payable at a rate of 6.07% and matures on November 1, 2019.

          In November, 2004, the Company was notified by its month to month tenant at its Jackson, MS property that they would be vacating its space effective December 8, 2004. The Company has yet to re-lease the space.

NOTE 15 - SUBSEQUENT EVENTS (CONT"D)

     On December 6, 2004, the Company purchased a 306,000 square foot industrial building in Hanahan, South Carolina. The building is 100% net-leased to Norton Naughton of Squire, Inc. for thirteen years. The purchase price including closing costs was approximately $14,000,000. The Company paid approximately $200,000 in cash, assumed a mortgage of $8,677,500, and obtained $5,122,500 from its line of credit. The mortgage is payable at a rate of 7.36% and matures on May 1, 2017.


             	     REAL ESTATE AND ACCUMULATED DEPRECIATION
                   		   SCHEDULE III
                                SEPTEMBER 30, 2004

    Column A             Column B                    Column C          Column D
    ________             ________                   ____________       ________

        							     capitalization
                             Initial Cost            Buildings and   Subsequent to
   Description       Encumbrances         Land         Improvements   Acquisition
   ___________        __________       _________        __________    ___________
Shopping Center
  Somerset, NJ         $    -0-     $      55,182     $    637,097  $    517,964
Industrial Building
 Ramsey, NJ                 -0-            52,639          291,500     1,066,648
  Monaca, PA                -0-           330,772          878,081     1,248,911
  Orangeburg, NY            -0-           694,720        2,977,372           -0-
  South
  Brunswick, NJ             -0-         1,128,000        4,087,400       299,485
  Greensboro, NC            -0-           327,100        1,853,700        15,000
  Jackson, MS           308,344           218,000        1,233,500       116,687
  Franklin , MA             -0-           566,000        4,148,000           -0-
  Wichita, KS               -0-           268,000        1,518,000        24,245
  Urbandale, IO             -0-           310,000        1,758,000         2,736
  Richland, MS              -0-           211,000        1,195,000        72,000
  O'Fallon, MO          860,835           264,000        3,302,000         7,000
  Fayetteville,
  NC                  2,668,864           172,000        4,467,885        17,360
  Schaumburg, IL      2,340,730         1,039,800        3,694,320           -0-
  Burr Ridge, IL        821,422           270,000        1,236,599           -0-
  Romulus, MI         1,996,698           531,000        3,653,883        12,078
  Liberty, MO         3,355,368           723,000        6,510,546           -0-
  Omaha, NE           3,014,301         1,170,000        4,425,500           -0-
 Charlottesville,     2,087,804         1,170,000        2,845,000           -0-
  VA
 Jacksonville,
  FL                  3,209,738         1,165,000        4,668,080         13,949
Union City, OH        2,435,553           695,000        3,342,000      1,020,353
Richmond, VA          4,647,320         1,160,000        6,413,305          3,000
St. Joseph, MO        7,591,972           800,000       11,753,964            -0-
Newington, CT         2,127,778           410,000        2,961,000          5,486
Cudahy, WI            3,679,198           980,000        5,050,997         88,324
Beltsville, MD        5,157,949         3,200,000        5,958,773            -0-
Granite City,IL       8,349,161           340,000       12,046,675            -0-
Monroe, NC            3,574,850           500,000        4,981,022            -0-
Winston-Salem, NC     4,480,339           980,000        5,610,000            -0-
Elgin, IL             4,520,616         1,280,000        5,529,488            -0-
Tolleson, AZ         10,146,307         1,320,000       13,329,000            -0-
Ft. Myers, FL         3,045,095         1,910,000        2,499,093            -0-
Edwardsville, KS      4,507,576         1,185,000        5,815,148            -0-
Tampa, FL            12,603,145         5,000,000       12,656,561            -0-
                     ____________      __________       ___________     _________
                   $ 97,530,963      $ 30,426,213      $153,328,489  $  4,531,226
                     ===========       ==========       ===========    ==========


  *Buildings and improvements reacquired in 1986.
 **Property was renovated in 2001.

                                    Page 77A

                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                               SCHEDULE III
                            SEPTEMBER 30, 2004

     Column A                         Column E (1) (2)
     ________       _____________________________________________
                            Gross Amount at Which Carried
                                     September 30, 2004

    Description            Land          Bldg & Imp          Total
    ___________          ________        __________       __________
 Shopping Center
   Somerset, NJ         $   55,182       $ 1,155,061      $ 1,210,243

 Industrial Building

   Ramsey, NJ               52,639         1,358,148        1,410,787
   Monaca, PA              330,772         2,126,992        2,457,764
   Orangeburg, NY          694,720         2,977,372        3,672,092
   South
    Brunswick, NJ        1,128,000         4,386,885        5,514,885
   Greensboro, NC          327,100         1,868,700        2,195,800
   Jackson, MS             218,000         1,350,187        1,568,187
   Franklin , MA           566,000         4,148,000        4,714,000
   Wichita, KS             268,000         1,542,245        1,810,245
   Urbandale, IO           310,000         1,760,736        2,070,736
   Richland, MS            211,000         1,267,000        1,478,000
   O'Fallon, MO            264,000         3,309,000        3,573,000
   Fayetteville, NC        172,000         4,485,245        4,657,245
   Schaumburg, IL        1,039,800         3,694,320        4,734,120
   Burr Ridge, IL          270,000         1,236,599        1,506,599
   Romulus, MI             531,000         3,665,961        4,196,961
   Liberty, MO             723,000         6,510,546        7,233,546
   Omaha, NE             1,170,000         4,425,500        5,595,500
   Charlottesville,
    VA                   1,170,000         2,845,000        4,015,000
   Jacksonville,
    FL                   1,165,000         4,682,029        5,847,029
   Union City, OH          695,000         4,362,353        5,057,353
   Richmond, VA          1,160,000         6,416,305        7,576,305
   St. Joseph, MO          800,000        11,753,964       12,553,964
   Newington, CT           410,000         2,966,486        3,376,486
   Cudahy, WI              980,000         5,139,321        6,119,321
   Beltsville, MD        3,200,000         5,958,773        9,158,773
   Granite City,
    IL                     340,000        12,046,675       12,386,675
   Monroe, NC              500,000         4,981,022        5,481,022
   Winston-Salem,
    NC                     980,000         5,610,000        6,590,000
   Elgin, IL             1,280,000         5,529,488        6,809,488
   Tolleson, AZ          1,320,000        13,329,000       14,649,000
   Ft. Myers, FL         1,910,000         2,499,093        4,409,093
   Edwardsville,
    KS                   1,185,000         5,815,148        7,000,148
   Tampa, FL             5,000,000        12,656,561       17,656,561

                        __________        __________      ___________
                      $ 30,426,213      $157,859,715    $ 188,285,928
                        ==========       ===========      ===========

  *Buildings and improvements reacquired in 1986.
 **Property was renovated in 2001.

                                    Page 77B


                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                SCHEDULE III
                             SEPTEMBER 30, 2004

     Column A       Column F      Column G   Column H     Column I

     ________      ________       ________   ________      ________



		   Accumulated    Date of
                     Deprecia-    Construc-   Date      Depreciable
    Description       tion         tion       Acquired     Life

    ___________     ____________  ________   ________     _______

 Shopping Center
   Somerset, NJ    $  977,298      1970        1970        10-33

 Industrial
 Building                          1969        1969         7-40
   Ramsey, NJ        788,787
   Monaca, PA        1,444,724     1977        1977*      5-31.5
   Orangeburg, NY    1,122,575     1990        1993         31.5
   South
    Brunswick, NJ    1,602,808     1974        1993         31.5
   Greensboro, NC      679,016     1988        1993         31.5
   Jackson, MS         451,739     1988        1993           39
   Franklin , MA     1,116,725     1991        1994           39
   Wichita, KS         411,662     1995        1994           39
   Urbandale, IO       473,428     1985        1994           39
   Richland, MS        322,666     1986        1994           39
   O'Fallon, MO        804,526     1989        1994           39
   Romulus, MI         612,845     1998        1998           39
   Liberty, MO       1,085,004     1997        1998           39
   Omaha, NE           624,081     1999        1999           39
   Charlottesville,
    VA                 401,214     1998        1999           39
   Jacksonville,
    FL                 661,442     1998        1999           39
   Union City, OH      398,753     1999        2000           39
   Richmond, VA        577,327     2000        2001           39
   St. Joseph, MO    1,054,790     2000        2001           39
   Newington, CT       266,090     2001        2001           39
   Cudahy,             459,358     2001        2001           39
   Beltsville, MD      534,742     2000        2001           39
   Granite City, IL    772,484     2001        2001           39
   Monroe, NC          319,283     2001        2001           39
   Winston-Salem,
    NC                 359,600     2001        2002           39
   Elgin, IL           354,440     2002        2002           39
   Tolleson, AZ        512,629     2002        2002           39
   Ft. Myers, FL        96,117     1974**      2002           39
   Edwardsville, KS    223,635     2002        2003           39
   Tampa, FL           162,286     2004        2004           39

                   ___________
                  $ 21,448,580
                   ===========


  *Buildings and improvements reacquired in 1986.
 **Property was renovated in 2001.



                                    Page 77C



          MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                                  SCHEDULE III
                     EAL ESTATE AND ACCUMULATED DEPRECIATION,(CONT'D.)

 (1)  Reconciliation

 			REAL  ESTATE INVESTMENTS

  <S<


                             9/30/04         9/30/03        9/30/02
                            ________       ________        ________

  Balance-Beginning of
   Year                   $170,181,103   $142,957,878    $113,971,563

  Additions:
        Acquisitions        17,656,561     26,058,241      31,274,685
       Improvements            448,264      1,164,984         246,230
			    __________     __________      __________
   Total Additions          18,104,825     27,223,225      31,520,915
   Sales                           -0-            -0-      (2,534,600)
                            __________     __________     ____________

  Balance-End of Year     $188,285,928  $ 170,181,103   $ 142,957,878

                          ============   ============    ============



 			   ACCUMULATED DEPRECIATION

 			     9/30/2004       9/30/2003      9/30/2002
			     _________       _________      _________

Balance - Beginning
  of  the year		    $17,410,768	   $13,850,622     $11,249,479
Depreciation                  4,037,812      3,560,146       2,941,097
Sales                               -0-            -0-        (339,954)
                              _________      _________      __________

  Balance-End of Year     $  21,448,580   $ 17,410,768   $  13,850,622
                             ==========     ==========      ==========



              MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY
                                NOTES TO SCHEDULE III
                                    SEPTEMBER 30,

(1) Reconciliation


                             2004          2003            2002
                             ____          _____          _____

    Balance - Beginning
     of Year                $170,181,103   $142,957,878   $113,971,563

                             ___________     __________    ___________
    Additions:
    Ramsey, NJ                      -0-            -0-           3,997
    Somerset, NJ                  2,840          3,314          30,488
    Monaca, PA                   40,158          5,450         154,154
    Orangeburg, NY                  -0-            -0-             -0-
    South Brunswick, NJ             -0-        196,287          45,237
    Greensboro, NC               15,000            -0-             -0-
    Jackson, MS                  10,186        105,415             -0-
    Franklin, MA                    -0-            -0-              0-
    Wichita, KA                     -0-         24,245             -0-
    Urbandale, IA                   -0-            -0-           2,736
    Richland, MS                 72,000            -0-             -0-
    O'Fallon, MO                    -0-            -0-           7,000
    Fayetteville, NC                -0-         17,360             -0-
    Schaumburg, IL                  -0-            -0-             -0-
    Burr Ridge, IL                  -0-            -0-             -0-
    Romulus, MI                     -0-            -0-             -0-
    Liberty, MO                     -0-            -0-             -0-
    Omaha, NE                       -0-            -0-             -0-
    Charlottesville, VA             -0-            -0-             -0-
    Jacksonville, FL             10,893          3,056             -0-
    Union Township, OH          211,481        808,873             -0-
    Richmond, VA                    -0-          3,000             -0-
    St. Joseph, MO                  -0-            -0-             -0-
    Newington, CT                   -0-          5,486             -0-
    Cudahy, WI                   85,706            -0-           2,618
    Beltsville, MD                  -0-            -0-             -0-
    Granite City, IL                -0-        (7,502)      12,394,175
    Monroe, NC                      -0-            -0-       5,481,022
    Winston Salem, NC               -0-            -0-       6,590,000
    Elgin, IL                       -0-            -0-       6,809,488
    Tolleson, AZ                    -0-     14,649,000             -0-
    Ft. Myers, FL                   -0-      4,409,093             -0-
    Edwardsville, KS                -0-      7,000,148             -0-
    Tampa, FL            $   17,656,561            -0-             -0-
                            ___________     __________     ___________

    Total Additions          18,104,825     27,223,225      31,520,915
                            ___________     __________     ___________
    Sales:
    Virginia Beach, VA              -0-            -0-      (2,534,600)
                            ___________     __________     ___________

    Balance - End of
     Year                $  188,285,928  $ 170,181,103  $  142,957,878

                            ===========     ==========     ===========

 (2) The aggregate cost for Federal tax purposes approximates historical cost.

                                 SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   December  6, 2004      By:  /s/Eugene W. Landy
			            Eugene W. Landy, President, Chief
                                    Executive Officer and Director

Date:   December 6, 2004       By:  /s/ Anna T. Chew
                                    Anna T. Chew, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  December 6, 2004        By: /s/ Daniel D. Cronheim
                                   Daniel D. Cronheim, Director

Date:  December 6, 2004        By: /s/ Neal Herstik
                                   Neal Herstik

Date:  December 6, 2004        By: /s/ Matthew I. Hirsch
                                   Matthew I. Hirsch, Director

Date:  December 6, 2004        By: /s/ Samuel A. Landy
                                   Samuel A. Landy, Director

Date:  December 6, 2004        By: /s/ Cynthia J. Morgenstern
                                    Cynthia J. Morgenstern
                                   Executive Vice President and Director

Date:  December 6, 2004        By: /s/ John R. Sampson
                                   John R. Sampson, Director

Date:  December 6, 2004        By: /s/ Peter J. Weidhorn
                                   Peter J. Weidhorn, Director

Date:  December 6, 2004        By: /s/ Stephen B. Wolgin
                                   Stephen B. Wolgin, Director