Form 10-Q
period 2004-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2005-02-08
CIK 67625

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 (X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

                                         OR

 (   )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

For the Quarter ended

                  Commission File

  December 31, 2004                                              No 000-04258

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

---------------------------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 125-2 of the Exchange Act)Yes _X_    No ___

The number of shares or other units outstanding of each of the issuer's classes of securities as of January 18, 2005 was 17,730,583.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY

FOR THE QUARTER ENDED DECEMBER 31, 2004

C O N T E N T S

		Page No

Part I –	Financial Information
Item 1-	Financial Statements (Unaudited):
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6-9
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11-14
Item 3-	Quantitative and Qualitative Disclosures About Market Risk
	There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.
Item 4-	Controls and Procedures	15
Part II -	Other Information	16
	Signatures	17

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

            AS OF DECEMBER 31, 2004 (UNAUDITED) AND SEPTEMBER 30, 2004

(Unaudited)

	December 31, 2004	September 30, 2004
ASSETS
Real Estate Investments:
Land	$33,635,213	$30,426,213
Buildings, Improvements and Equipment,
Net of Accumulated Depreciation of $22,556,001 and $21,475,811, respectively	155,950,687	136,453,595
Total Real Estate Investments	189,585,900	166,879,808

Cash and Cash Equivalents	3,750,040	925,015
Securities Available for Sale, at Fair Value	18,824,977	23,084,270
Interest and Other Receivables	1,039,705	1,441,827
Prepaid Expenses	437,509	87,816
Investment in Hollister ’97, L.L.C.	900,399	900,399
Financing Costs, Net of Accumulated Amortization	1,406,769	1,287,731
Lease Costs, Net of Accumulated Amortization	243,217	254,792
Deposits on Pending Acquisitions	3,900,000	200,000
Other Assets	131,794	160,511
TOTAL ASSETS	$220,220,310	$195,222,169

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage Notes Payable	$108,054,718	$97,530,963
Loans Payable	14,672,041	2,623,099
Other Liabilities	1,623,144	2,160,267
Total Liabilities	124,349,903	102,314,329

Shareholders’ Equity:
Common Stock -$.01 Par Value, 25,000,000 Shares Authorized, 17,650,650 and 17,290,323 Shares Issued and Outstanding, respectively	176,507	172,903
Excess Stock -$.01 Par Value, 5,000,000 Shares Authorized, No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	94,865,479	92,262,871
Accumulated Other Comprehensive Income	2,044,359	1,688,004
Loans to Officers, Directors & Key Employees	(1,215,938)	(1,215,938)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	95,870,407	92,907,840

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$220,220,310	$195,222,169

Unaudited

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

	Three Months Ended
	12/31/04	12/31/03
INCOME:
Rental and Occupancy Charges	$5,725,797	$5,047,924

EXPENSES:
Management Fees	75,681	73,448
Real Estate Taxes	838,073	759,566
Operating Expenses	219,386	155,812
Office and General Expense	422,398	460,344
Depreciation	1,080,190	961,740

TOTAL EXPENSES	2,635,728	2,410,910

OTHER INCOME (EXPENSE)

Interest and Dividend Income	405,491	438,294
Gain on Securities Transactions, net	505,608	1,340,565
Income from Equity Investment	27,500	27,500
Interest Expense	(1,807,954)	(1,688,490)

TOTAL OTHER INCOME (EXPENSE)	(869,355)	117,869

NET INCOME	$ 2,220,714	$2,754,883

NET INCOME – PER SHARE Basic	$ .13	$ .18
Diluted	$ .13	$ .18

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	17,433,293	15,202,448
Diluted	17,519,956	15,301,939

Unaudited

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 2,220,714	$2,754,883
Noncash Items Included in Net Income:
Depreciation	1,080,190	961,740
Amortization	63,733	54,592
Stock Compensation Expense	24,834	2,274
Gain on Securities Transactions, net	(497,170)	(1,340,565)
Changes In:
Interest and Other Receivables	402,122	(346,537)
Prepaid Expenses	(349,693)	(2,664)
Other Assets and Lease Costs	15,517	31,060
Other Liabilities	(537,123)	(203,730)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,423,124	1,911,053

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate	(23,723,900)	-0-
Capital Improvements	(62,382)	(270,140)
Deposit Paid on Acquisition	(3,700,000)	(200,000)
Purchase of Securities Available for Sale	(175,471)	(1,882,225)
Proceeds from Sale of Securities Available for Sale	5,288,289	5,337,375
NET CASH USED IN (PROVIDED BY) INVESTING ACTIVITIES	(22,373,464)	2,985,010

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans	18,484,544	3,178,280
Principal Payments on Loans	(6,435,602)	(7,151,987)
Proceeds from Mortgages	11,870,083	-0-
Principal Payments on Mortgages	(1,346,328)	(1,412,712)
Financing Costs on Debt	(157,996)	(478)
Proceeds from Issuance of Common Stock	1,942,351	1,594,364
Proceeds from Exercise of Stock Options	14,260	-0-
Dividends Paid, Net of Reinvestments	(1,595,947)	(1,338,409)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	22,775,365	(5,130,942)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,825,025	(234,879)
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	925,015	1,070,556
END OF PERIOD	$ 3,750,040	$ 835,677

Unaudited

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2004

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein include Monmouth Real Estate Investment Corporation and its wholly-owned subsidiary, MRC I LLC, (the Company) and reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  All intercompany transactions and balances have been eliminated in consolidation.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2004 have been omitted.

Certain reclassifications have been made to the consolidated financial statements for the prior period to conform to the current period presentation.

Employee Stock Options

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on October 1, 2002.  Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”, compensation costs of $24,834 and $2,274 have been recognized in the three months ended December 31, 2004, and 2003, respectively.  As all options vest within a one year period, there would have been no change in the Company’s reported net income had the Company expensed such options over the vesting period beginning prior to October 1, 2002

During the three months ended December 31, 2004, one participant exercised his stock options and purchased 2,000 shares for a total of $14,260.  As of December 31, 2004, there were options outstanding to purchase 607,000 shares and 495,000 shares were available for grant under the Plan.

NOTE 2 – NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 86,663 shares and 99,491 shares for the three months ended December 31, 2004 and 2003, respectively, are included in the diluted weighted average shares outstanding.

NOTE 3 – COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income:

                                     Three Months

	12/31/04	12/31/03

Net Income	$2,220,714	$2,754,883
Change in unrealized gain (loss) on securities available for sale	356,355	(473,838)
Comprehensive Income	$2,577,069	$2,281,045

NOTE 4 – REAL ESTATE INVESTMENTS

On October 28, 2004, the Company purchased a 60,361 square foot industrial building in Denver, Colorado.  The building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of Federal Express Corporation (FDX) for ten years.  The purchase price including closing costs was approximately $5,125,000.  The Company paid approximately $75,000 in cash, obtained a mortgage of $3,625,000, and obtained $1,425,000 from its margin loan.  The mortgage is payable at a fixed rate of 6.07% and matures on November 1, 2019.

On December 6, 2004, the Company purchased a 306,000 square foot industrial building in Hanahan, South Carolina.  The building is 100% net-leased to Norton McNaughton of Squire, Inc. for thirteen years.  The purchase price including closing costs was approximately $13,800,000.  The Company paid $200,000 in cash, assumed a mortgage of $8,677,500, and obtained $5,122,500 from its line of credit.  The mortgage is payable at a fixed rate of 7.36% and matures on May 1, 2017.

On December 30, 2004, the Company purchased a 54,286 square foot industrial building in Hanahan, South Carolina.  The building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of FDX for ten years.  The purchase price including closing costs was approximately $4,800,000.  The Company paid $100,000 in cash, obtained $4,200,000 from its line of credit and $500,000 from its margin loan.

The Company has a concentration of FDX and FDX subsidiary leased properties.  With the purchase of the three properties noted above, the percentage of FDX leased square footage as a total of our rental space decreased from 33% to 32% as of December 31, 2004.

NOTE 5 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the three months ended December 31, 2004, the Company sold or redeemed $4,791,119 in securities available for sale, recognizing a gain on sale of $500,748.  The Company made additional purchases of $175,471 in securities available for sale.

During the three months ended December 31, 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other liabilities on the balance sheet.  The fair value of the derivatives at December 31, 2004 was an asset of $8,438.  During December 2004, the Company recorded a realized loss of $3,578 on settled futures contracts, which is included in gain on securities transactions, net.

NOTE 6 – LOANS PAYABLE

During the first quarter ended December 31, 2004, the Company drew down an additional $13,300,000 on its existing line of credit with PNC bank.  The funds were used primarily to make property acquisitions.  The total balance outstanding on the line at December 31, 2004 was $14,672,041 and is included in Loans Payable.    At December 31, 2004, the interest rate on the line was 5.25%.

NOTE 7 – SHAREHOLDERS’ EQUITY

For the three months ended December 31, 2004, the Company received $2,879,726 from the Dividend Reinvestment and Stock Purchase Plan (DRIP).  This amount includes dividend reinvestments of $937,375.  There were 358,327 shares issued under the Plan.

On December 15, 2004, the Company paid $2,533,322 as a dividend of $.145 per share to shareholders of record November 15, 2004.   On January 12, 2005, the Company declared a dividend of $.145 per share to be paid on March 15, 2005 to shareholders of record February 15, 2005.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended December 31, 2004 and 2003 for interest was $1,807,954 and $1,764,777, respectively.

During the three months ended December 31, 2004 and 2003, the Company had dividend reinvestments of $937,375 and $868,213, respectively, which required no cash transfers.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

The guidance in EITF 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  However, the guidance contained in paragraphs 10-20 of the Issue has been delayed by FSP EITF Issue 03-1-1, “The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’” posted on September 30, 2004.  The disclosure requirements continue to be effective in annual financial statements for fiscal years ending after December 15, 2003.  The Company will evaluate the impact on its consolidated financial statements, if any, when the recognition and measurement requirements for other-than temporary impairment are finalized.

NOTE 10 – SUBSEQUENT EVENTS

On January 17, 2005, the Company purchased a 38,210 square foot industrial building in Augusta, Georgia.  The building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of FDX for ten years.  The purchase price including closing costs was approximately $3,700,000. The Company paid approximately $100,000 in cash and obtained $3,600,000 from its line of credit.

In January 2005, the Company obtained mortgages on the Hanahan, South Carolina and the Augusta, Georgia properties, both of which are leased to FedEx Ground Package System, Inc.  The mortgage on the Hanahan, South Carolina property is $3,485,000, at a fixed rate of 5.54% and matures January 21, 2020.  The mortgage on the Augusta, Georgia property is $2,535,000, at a fixed rate of 5.54% and matures on January 27, 2020.  The Company used the proceeds of the mortgages to pay down its line of credit with PNC bank.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Overview

The following discussion and analysis of the consolidated results of operation and financial condition should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein and the Company’s September 30, 2004 annual report on Form 10-K.

The Company is a real estate investment trust (REIT).  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to credit tenants.   The Company owns thirty-six industrial properties and one shopping center with a total of approximately 4,155,000 square feet.  Total real estate investments were $189,585,900 at December 31, 2004. These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland, Arizona, Colorado and South Carolina.  At December 31, 2004, the Company’s weighted average lease expiration term was 5.9 years and the Company’s occupancy rate was 96%.

The Company expects to invest approximately $30,000,000 in fiscal 2005 in acquisitions of real property.  During the first quarter, the Company purchased three industrial buildings totaling 420,647 square feet for approximately $23,725,000.

The Company has a concentration of Federal Express Corporation and subsidiary (FDX) leased properties.  At December 31, 2004, the percentage of FDX leased square footage as a total of the Company’s rental space is 32%, with 13% leased with Federal Express Corporation and 19% with Federal Express subsidiaries.  This is a risk factor that shareholders should consider.

The Company also holds a portfolio of securities of other REITs of  $18,824,977 at December 31, 2004.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At December 31, 2004, the Company’s portfolio consisted of 59% preferred stocks, 27% common stocks and  14% debentures.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and reimbursement income from the ownership of industrial rental property.  Revenues also include interest and dividend income and gain on sales of securities and income from an equity investment.    Net income decreased 19% for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. The decrease in net income is due mainly to a decrease in gains on securities transactions,  net of  $834,957,  a decrease  in interest  and  dividend  income  of $32,803  and  an increase in expenses of $224,818.  The decrease in net income was partially offset by an increase in rental and occupancy charges of $677,873.

See PART I, Item 1 – Business in the Company’s September 30, 2004 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATION

At December 31, 2004, the Company owned thirty-seven properties with total square footage of approximately 4,155,000 compared to thirty-three properties with approximately 3,564,000 square feet at December 31, 2003.  At December 31, 2004, the Company’s weighted average lease expiration term was 5.9 years and the Company’s occupancy rate was 96%.

Rental and occupancy charges increased $677,873 or 13% for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.  The increase is due to the rent and accrued tenant reimbursements related to the acquisitions of the Tampa, Florida property in February 2004, the Denver, Colorado property in October 2004 and the two properties in Hanahan, South Carolina in December 2004.

Real estate taxes increased $78,507 or 10% for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.  Operating expenses increased $63,574 or 41% for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.  The increases are due mainly to the taxes and insurance costs related to the acquisitions of the Tampa, Florida property in February 2004, the Denver, Colorado property in October 2004 and the two properties in Hanahan, South Carolina in December 2004.  Since these properties are subject to net-leases, the real estate taxes and insurance costs are billed to the tenant.

Office and general expenses decreased $37,946 or 8% for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.  The decrease relates mainly to decreases in professional fees and travel costs.  Professional fees for the three months ended December 31, 2003 consisted of legal fees related to the reincorporation of the Company from Delaware to Maryland and the related shareholder lawsuit which was settled in fiscal 2003.

Depreciation expense increased $118,450 or 12% for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.  The increase is due to the depreciation expense related to the acquisitions of the Tampa, Florida property in February 2004, the Denver, Colorado property in October 2004 and the two properties in Hanahan, South Carolina in December 2004.

Interest and dividend income decreased $32,803 or 7% for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.  The decrease is due mainly to the lower average balance of securities available for sale for the three months ended December 31, 2004 (approximately $20,953,000) as compared to the average balance of securities available for sale for the three months ended December 31, 2003 ($23,367,000).

Gain on securities transactions, net decreased $834,957 or 62% for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.  The decrease is due mainly to the Company’s decision to realize a substantial portion of the unrealized gain in the securities portfolio existing at the end of calendar 2003 and increased redemptions on the preferred stock holdings by the issuers during the three months ended December 31, 2003.

Interest expense increased $119,464 or 7% for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.  The increase is due to interest expense related to the mortgages and increased draws on the line of credit for the acquisitions of the Tampa, Florida property in February 2004, the Denver, Colorado property in October 2004 and the two properties in Hanahan, South Carolina in December 2004.

CHANGES IN FINANCIAL CONDITION

The Company generated net cash from operating activities of $2,423,124 for the three months ended December 31, 2004 as compared to $1,911,053 for the three months ended December 31, 2003.

Real estate investments increased $22,706,092 from September 30, 2004 to December 31, 2004.  The increase is due mainly to the purchase of the industrial property in Denver, Colorado and the two industrial buildings in Hanahan, South Carolina partially offset by depreciation for the three months ended December 31, 2004.

Cash and cash equivalents increased $2,825,025 from September 30, 2004 to December 31, 2004.  The increase is due mainly to the proceeds of $5,288,289 from the sale of $4,791,119 in securities available for sale noted below.  The cash was subsequently used to pay down the Company’s balance on its line of credit in January 2005.

Securities available for sale decreased $4,259,293 from September 30, 2004 to December 31, 2004.  The decrease is due to the sale of $4,791,119 in securities resulting in a net gain on securities transactions of $500,748.  This decrease was partially offset by purchases of $175,471 and an increase in the unrealized gain of $356,355.  The Company has been reducing its preferred stock securities portfolio to mitigate its exposure to interest rate risk and it is reinvesting the proceeds in real estate.

During the three months ended December 31, 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at December 31, 2004 was an asset of $8,438.  During December 2004, the Company realized a loss of $3,578 on settled futures contracts, which is included in gain on securities transactions, net.

Deposits on acquisitions increased $3,700,000 from September 30, 2004 to December 31, 2004.  This increase is due to the drawing down of $3,800,000 on the Company’s line of credit and the wiring of the funds in December 2004 to the escrow agent used in connection with the purchase of the Augusta, Georgia property.  The Augusta property closed on January 17, 2005.  See the subsequent events disclosure in the Notes to the Consolidated Financial Statements (Unaudited).

Mortgage notes payable and loans payable increased $10,523,755 and $12,048,942, respectively, from September 30, 2004 to December 31, 2004.  The increase in mortgages is due to the mortgages related to the Denver, Colorado (leased to FedEx Ground) and Hanahan, South Carolina (leased to Norton McNaughton) acquisitions.   The increase in loans payable is due to the Company drawing on its line of credit with PNC bank to fund the acquisitions of the Hanahan, South Carolina (leased to FedEx Ground) and Augusta, Georgia (leased to FedEx Ground) properties.

Other liabilities decreased $537,123 from September 30, 2004 to December 31, 2004.  The decrease is due mainly to a higher balance of deferred rental income at September 30, 2004 as compared to December 31, 2004.

The Company raised $2,879,726 from the issuance of shares in its Dividend Reinvestment and Stock Purchase Plan (the DRIP) during the three months ended December 31, 2004.  Gross dividends paid for the three months ended December 31, 2004 was $2,533,322, of which $937,375 was reinvested in the DRIP.   On January 12, 2005, the Company declared its regular quarterly dividend of $0.145 per share payable March 15, 2005 to shareholders of record February 15, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2,423,124 and $1,911,053 for the three months ended December 31, 2004 and 2003, respectively.  In addition, the Company owns unencumbered securities available for sale of $18,824,977 at December 31, 2004.  These marketable securities provide the Company with additional liquidity.  At December 31, 2004, the
Company owned thirty-seven properties of which twenty-six carried mortgage loans totaling $108,054,718.  The Company has been raising capital through its DRIP and private placements and investing in net leased industrial properties.  The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.  Please refer to the Safe Harbor Statement on Page 14.

The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases.  In management’s opinion, newly built facilities leased to The Federal Express Corporation (FDX) and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  With the purchase of the Denver, Colorado and Hanahan, South Carolina properties in the first quarter, the percentage of FDX leased square footage as a total of our rental space is 32%, with 13% leased with Federal Express Corporation and 19% with Federal Express subsidiaries.  This is a risk factor that shareholders should consider.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

FUNDS FROM OPERATIONS

Funds from operations (FFO), is defined as net income, excluding gains or losses from sales of depreciable assets, plus depreciation.   FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts (REITs).  FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis.  The items excluded from FFO are significant components in understanding the Company’s financial performance.

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

The Company’s FFO for the three months ended December 31, 2004 and 2003 is calculated as follows:

  Three Months

	12/31/04	12/31/03

Net Income	$2,220,714	$2,754,883
Depreciation Expense	1,080,190	961,740

FFO	$3,300,904	$3,716,623

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended December 31, 2004 and 2003:

	2004	2003

Operating Activities	$2,423,124	$1,911,053
Investing Activities	(22,373,464)	2,985,010
Financing Activities	22,775,365	(5,130,942)

SAFE HARBOR STATEMENT

This Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “should”, “estimate”, and similar expressions identify forward-looking statements.  These forward-looking statements reflect the Company’s current views with respect to future events and finance performance, but are based upon current assumptions regarding the Company’s operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

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

CONTROLS AND PROCEDURES

The Company’s President and Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

PART II:  OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS – None
ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS -None
ITEM 3	DEFAULTS UPON SENIOR SECURITIES - None
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
ITEM 5	OTHER INFORMATION – None
ITEM 6	EXHIBITS

31.1
CERTIFICATION OF EUGENE W. LANDY, PRESIDENT AND CHIEF EXECUTIVE OFFICER OF THE COMPANY, PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14 (a).

31.2
CERTIFICATION OF ANNA T. CHEW, CHIEF FINANCIAL OFFICER OF THE COMPANY, PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14 (a).

32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002,SIGNED BY EUGENE W. LANDY, PRESIDENT AND CHIEF EXECUTIVE OFFICER AND ANNA T. CHEW, CHIEF FINANCIAL OFFICER

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MONMOUTH REAL ESTATE INVESTMENT CORPORATION

Date:

February 7, 2005

By: /s/ Eugene W. Landy

Eugene W. Landy

President and Chief Executive Officer

Date:

February 7, 2005

By: /s/ Anna T. Chew

Anna T. Chew

Chief Financial Officer