Form 10-Q
period 2005-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2005-05-10
CIK 67625

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 (X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

 (   )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

For the Quarter ended

Commission File

  March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)Yes _X_    No ___

The number of shares or other units outstanding of each of the issuer's classes of securities as of May 1, 2005 was 18,084,455.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2005

C O N T E N T S

		Page No

Part I –	Financial Information

Item 1-	Financial Statements (Unaudited):

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6-9

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3-	Quantitative and Qualitative Disclosures About Market Risk

	There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4-	Controls and Procedures	15

Part II -	Other Information

Item 1 -	Legal Proceedings	16

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3 -	Defaults Upon Senior Securities	16

Item 4 -	Submission of Matters to a Vote of Security Holders	16

Item 5 -	Other Information	16

Item 6	Exhibits	16

	Signatures	17

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

            AS OF MARCH 31, 2005 (UNAUDITED) AND SEPTEMBER 30, 2004

(Unaudited)

	March 31, 2005	September 30, 2004
ASSETS
Real Estate Investments:
Land	$34,990,713	$30,426,213
Buildings, Improvements and Equipment,
Net of Accumulated Depreciation of $23,733,415 and $21,475,811, respectively	160,913,750	136,453,595
Total Real Estate Investments	195,904,463	166,879,808

Cash and Cash Equivalents	1,079,453	925,015
Securities Available for Sale at Fair Value	16,489,114	23,084,270
Interest and Other Receivables	950,715	1,441,827
Prepaid Expenses	624,262	87,816
Investment in Hollister ’97, L.L.C.	900,399	900,399
Financing Costs, Net of Accumulated Amortization	1,552,441	1,287,731
Lease Costs, Net of Accumulated Amortization	246,893	254,792
Other Assets	71,176	360,511
TOTAL ASSETS	$217,818,916	$195,222,169

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage Notes Payable	$115,073,728	$97,530,963
Loans Payable	3,668,839	2,623,099
Other Liabilities	1,799,126	2,160,267
Total Liabilities	120,541,693	102,314,329

Shareholders’ Equity:
Common Stock -$.01 Par Value, 25,000,000 Shares Authorized, 18,006,334 and 17,290,323 Shares Issued and Outstanding, respectively	180,064	172,903
Excess Stock -$.01 Par Value, 5,000,000 Shares Authorized, No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	97,142,657	92,262,871
Accumulated Other Comprehensive Income	1,165,440	1,688,004
Loans to Officers, Directors & Key Employees	(1,210,938)	(1,215,938)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	97,277,223	92,907,840

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$217,818,916	$195,222,169

Unaudited

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended		Six Months Ended
	3/31/05	3/31/04	3/31/05	3/31/04
INCOME:
Rent and Occupancy Charges	$6,189,649	$5,317,297	$11,915,446	$10,365,221

EXPENSES:
Management Fees	85,764	76,449	161,445	149,897
Real Estate Taxes	897,272	703,453	1,735,345	1,463,019
Operating Expenses	304,876	283,468	524,262	439,280
Office and General Expense	605,570	616,763	1,027,968	1,077,107
Depreciation	1,177,414	984,988	2,257,604	1,946,728

TOTAL EXPENSES	3,070,896	2,665,121	5,706,624	5,076,031

OTHER INCOME (EXPENSE):

Interest and Dividend Income	385,161	502,741	790,652	941,035
Gain on Securities Transactions, net	538,579	629,181	1,044,187	1,969,746
Income from Equity Investment	27,500	27,500	55,000	55,000
Interest Expense	(2,136,820)	(1,725,066)	(3,944,774)	(3,413,556)

TOTAL OTHER INCOME (EXPENSE)	(1,185,580)	(565,644)	(2,054,935)	(447,775)

NET INCOME	$1,933,173	$2,086,532	$4,153,887	$4,841,415

NET INCOME – PER SHARE Basic	$ .11	$ .13	$ .24	$ .31
Diluted	$ .11	$ .13	$ .23	$ .31

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	17,794,800	15,963,782	17,612,060	15,578,303
Diluted	17,884,148	16,072,721	17,697,965	15,678,293

Unaudited

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,153,887	$4,841,415
Noncash Items Included in Net Income:
Depreciation	2,257,604	1,946,728
Amortization of Loan & Lease Costs	138,691	110,639
Stock Compensation Expense	49,668	2,274
Gain on Securities Transactions, net	(961,219)	(2,002,871)
Changes In:
Interest and Other Receivables	491,112	(245,281)
Prepaid Expenses	(536,446)	(47,223)
Other Assets and Lease Costs	247,773	(59,224)
Other Liabilities	(361,141)	83,823
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,479,929	4,630,280

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate	(31,149,550)	(17,694,000)
Capital Improvements	(132,709)	(276,375)
Purchase of Securities Available for Sale	(175,470)	(4,018,605)
Proceeds from Sale of Securities Available for Sale	7,209,281	10,212,782
NET CASH USED IN INVESTING ACTIVITIES	(24,248,448)	(11,776,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans	28,877,767	11,404,856
Principal Payments on Loans	(27,832,027)	(19,841,789)
Proceeds from Mortgages	20,822,500	12,800,000
Principal Payments on Mortgages	(3,279,735)	(2,837,130)
Financing Costs on Debt	(353,940)	(262,469)
Payments on Loans to Officers, Directors and Key Employees	5,000	94,063
Proceeds from Issuance of Common Stock	3,765,366	7,956,559
Proceeds from Exercise of Stock Options	128,350	366,255
Dividends Paid, Net of Reinvestments	(3,210,324)	(2,811,076)
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,922,957	6,869,269

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	154,438	(276,649)
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	925,015	1,070,556
END OF PERIOD	$1,079,453	$ 793,907

Unaudited

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

MARCH 31, 2005

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The Company has elected to be taxed as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code (the Code), and intends to maintain its qualification as a REIT in the future.  As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders.  For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.  The Company is subject to franchise taxes in some of the states in which the Company owns property.

On February 8, 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MREIC Financial, Inc.   MREIC Financial, Inc. had no activity during the quarter ended March 31, 2005.

The interim consolidated financial statements furnished herein include Monmouth Real Estate Investment Corporation and its wholly-owned subsidiaries, MRC I LLC and MREIC Financial, Inc., (the Company) and reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  All intercompany transactions and balances have been eliminated in consolidation.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2004 have been omitted.

Certain reclassifications have been made to the consolidated financial statements for the prior period to conform to the current period presentation.

Employee Stock Options

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on October 1, 2002.  Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”, compensation costs of $24,834 and $49,668 have been recognized in the three and six months ended March 31, 2005, respectively.  As all options vest within a one year period, there would have been no change in the Company’s reported net income had the Company expensed such options over the vesting period prior to October 1, 2002.

During the six months ended March 31, 2005, no stock options were granted under the 1997 Stock Option Plan (the Plan).   Two participants exercised their stock options and purchased 18,000 shares for a total of $128,350. One participant’s stock option for 15,000 shares was forfeited during the three months ended March 31, 2005 and the shares were returned to the

Plan and are available for grant.  As of March 31, 2005, there were options outstanding to purchase 576,000 shares and 510,000 shares were available for grant under the Plan.

NOTE 2 – NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 89,348 shares and 108,939 shares for the three months ended March 31, 2005 and 2004, respectively, are included in the diluted weighted average shares outstanding.  Options in the amount of 85,905 shares and 99,990 shares are included for the six months ended March 31, 2005 and 2004, respectively, are included in the diluted weighted average shares outstanding.

NOTE 3 – COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income:

Three Months

Six Months

	3/31/05	3/31/04	3/31/05	3/31/04

Net Income	$1,933,173	$2,086,532	$4,153,887	$4,841,415
Change in unrealized gain (loss) on securities available for sale	(878,919)	(194,870)	(522,564)	(668,708)
Comprehensive Income	$1,054,254	$1,891,662	$3,631,323	$4,172,707

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

On December 30, 2004, the Company purchased a 54,286 square foot industrial building in Hanahan, South Carolina.  The building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of FDX for ten years.  The purchase price including closing costs was approximately $4,800,000.  The Company paid $100,000 in cash, obtained $4,200,000 from its line of credit and $500,000 from its margin loan.  In January 2005, the Company obtained a mortgage of $3,485,000 at a fixed rate of 5.54% and matures January 21, 2020.    The Company used the proceeds of the mortgage to pay down its line of credit.

On January 17, 2005, the Company purchased a 38,210 square foot industrial building in Augusta, Georgia.  The building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of FDX for ten years.  The purchase price including closing costs was approximately $3,700,000. The Company paid approximately $100,000 in cash and obtained $3,600,000 from its line of credit.  In January 2005, the Company obtained a mortgage of $2,535,000, at a fixed rate of 5.54% and matures on January 27, 2020.  The Company used the proceeds of the mortgage to pay down its line of credit.

On March 3, 2005, the Company purchased a 56,698 square foot industrial building in Huntsville, Alabama.  The building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of FDX for ten years.  The purchase price including closing costs was approximately $3,600,000.  The Company paid approximately $1,100,000 in cash, and obtained a mortgage of $2,500,000.  The mortgage is at a fixed rate of 5.50% and matures on March 1, 2020.

The Company has a concentration of FDX and FDX subsidiary leased properties.  With the purchase of the properties noted above, the percentage of FDX leased square footage as a total of our rental space was 34% as of March 31, 2005.  The percentage of FDX leased rent and occupancy charges to total rent and occupancy charges was 36% for the six months ended March 31, 2005.

NOTE 5 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the six months ended March 31, 2005, the Company sold or redeemed $6,248,062 in securities available for sale, recognizing a gain on sale of $886,902.  The Company made additional purchases of $175,470 in securities available for sale.

During the three and six months ended March 31, 2005, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000, with the objective of reducing the exposure of the preferred stock and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded gain on securities transactions, net with corresponding amounts recorded in other assets on the balance sheet.  The fair value of the derivatives at March 31, 2005 was an asset of $82,968.  During the three and six months ended March 31, 2005, the Company recorded a realized gain of $77,895 and $74,317, respectfully on settled futures contracts which is included in gain on securities transactions, net.

NOTE 6 – LOANS PAYABLE

During the first quarter ended December 31, 2004, the Company drew down $13,300,000 on its existing line of credit with PNC bank.  The funds were used primarily to make property acquisitions.  The Company paid down the line with proceeds from the mortgages obtained in January 2005 on FDX leased properties in Hanahan, South Carolina and Augusta, Georgia.  The total balance outstanding on the line at March 31, 2005 was $2,161,199 and is included in Loans Payable.    At March 31, 2005, the interest rate on the line was 5.50%.

NOTE 7 – SHAREHOLDERS’ EQUITY

For the six months ended March 31, 2005, the Company received $5,672,590 from the Dividend Reinvestment and Stock Purchase Plan (DRIP).  This amount includes dividend reinvestments of $1,907,224.  There were 698,011 shares issued under the Plan, resulting in 18,006,334 shares outstanding.

On March 15, 2005, the Company paid $2,584,226 as a dividend of $.145 per share to shareholders of record February 15, 2005.  Total dividends paid for the six months ended March 31, 2005 was $5,117,548.  On April 1, 2005, the Company declared a dividend of $.145 per share to be paid on June 15, 2005 to shareholders of record May 16, 2005.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended March 31, 2005 and 2004 for interest was $3,944,774 and $3,812,404, respectively.

During the six months ended March 31, 2005 and 2004, the Company had dividend reinvestments of $1,907,224 and $1,726,644, respectively, which required no cash transfers.

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

FASB Standard No. 123R, “Share-Based Payment.”

On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No.123 (revised 2004), Share-Based Payment (Statement No. 123R).  The Commissions new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers.  The Commissions new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard.  The Company has evaluated the impact of implementation of Statement No. 123R and does not believe that it will be material.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated results of operation and financial condition should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein and the Company’s September 30, 2004 annual report on Form 10-K.

The Company is a real estate investment trust (REIT).  The Company’s primary business is the ownership and management of industrial buildings subject to long term leases to investment grade tenants.  The Company owns thirty-eight industrial properties and one shopping center with a total of approximately 4,250,000 square feet.  Total real estate investments were $195,904,463 at March 31, 2005.  These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland, and Arizona, Colorado, South Carolina, Georgia and Alabama.  At March 31, 2005, the Company’s weighted average lease expiration term was 5.7 years and the Company’s occupancy rate was 96%.

The Company expects to invest approximately $40,000,000 in fiscal 2005 in acquisitions of real property.  During the six months ended March 31, 2005, the Company acquired approximately $31,150,000 in acquisitions, totaling 516,000 square feet of industrial space.

The Company has a concentration of Federal Express Corporation and subsidiary (FDX) leased properties.  At March 31, 2005, the percentage of FDX leased square footage as a total of the Company’s rental space was 34%, with 13% leased with FDX and 21% leased with FDX subsidiaries.  The percentage of rent and occupancy charges to total rent and occupancy charges was 36% for the six months ended March 31, 2005.  This is a risk factor that shareholders should consider.

The Company also holds a portfolio of securities of other REITs of $16,489,114 at March 31, 2005.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At March 31, 2005, the Company’s portfolio consisted of 64% preferred stocks, 20% common stocks and 16% debentures.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rent and occupancy charges from the ownership of industrial rental property.  Revenues also include interest and dividend income and gain on securities transactions and income from an equity investment.    Total revenue increased 10% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 and 4% for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004.  The increase was due mainly to property acquisitions partially offset by decreases in interest and dividend income and securities gains.  Net income decreased 7% and 14% for the three and six months ended March 31, 2005, respectively, as compared to the three and six months ended March 31, 2004.  The decrease is due mainly to decreased interest and dividend income and securities gains and an increase in interest expense, partially offset by an increase in rent and occupancy charges.

See PART I, Item 1 – Business in the Company’s September 30, 2004 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

At March 31, 2005, the Company owned thirty-nine properties with total square footage of approximately 4,250,000 compared to thirty-four properties with approximately 3,734,000 square feet at March 31, 2004.  At March 31, 2005, The Company’s weighted average lease expiration term was 5.7 years and the Company’s occupancy rate was 96%.

Rent and occupancy charges increased $872,352 or 16% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Rent and occupancy charges increased $1,550,225 or 15% for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004.  The increase is due mainly to rent and occupancy charges relating to the new properties purchased in fiscal year 2005 as follows:

Date of Acquisition	Location	Tenant	Square Feet	Average Annual Rent

10/28/2004	Denver, CO	FedEx Ground	60,361	$421,000
12/6/2004	Hanahan, SC	Norton McNaughton	306,000	1,301,000
12/30/2004	Hanahan, SC	FedEx Ground	54,286	374,000
1/17/2005	Augusta, GA	FedEx Ground	38,210	302,000
3/3/2005	Huntsville, AL	FedEx Ground	56,698	278,000

Real estate taxes increased $193,819 or 28% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  Real estate taxes increased $272,326 or 19% for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004.  The increase in real estate taxes is due to the purchase of the properties noted above in fiscal 2005 and the Tampa, Florida property purchased in February 2004.

Operating expenses increased $21,408 or 8% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  Operating expenses increased $84,982 or 19% for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004.  The increase is due to the acquisitions made during fiscal 2005 noted above.

Office and general expense decreased $11,193 or 2% or for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  Office and general expense decreased $49,139 or 5% for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004.  The decrease is due primarily to a decrease in professional fees and lower personnel costs.  During 2004, the Company incurred substantial legal fees relating to the reincorporation of the Company from Delaware to Maryland.  Also in 2004, the Company made additional accruals of $141,000 related to retirement benefits under the amended employment agreement for the President and Chairman.  This decrease in personnel costs was partially offset by salary increases.

Depreciation expense increased $192,426 or 20% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  Depreciation expense increased $310,876 or 16% for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004.  The increase is due to the acquisitions made in fiscal 2005 noted above.

Interest and dividend income decreased $117,580 or 23% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  Interest and dividend income decreased $150,383 or 16% for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004.  The decrease is due mainly to a lower average balance of securities available for sale during the three and six months ended March 31, 2005 as compared to the three and six months ended March 31, 2004.    The average balance of securities available for sale was approximately $17,281,000 and $21,365,000 for the three months ended March 31, 2005 and 2004, respectively, and $19,148,000 and $22,299,000 for the six months ended March 31, 2005 and 2004, respectively.  The Company has decreased in investment in securities mainly due to the increase in property acquisitions.

Gain on securities transactions for the three and six months ended March 31, 2005 and 2004 consisted of the following:

	Three Months		Six Months
	3/31/2005	3/31/2004	3/31/2005	3/31/2004

Gain on sale of securities, net	$386,153	$662,306	$886,902	$2,002,871
Gain on settled futures contracts	77,895	-0-	74,317	-0-
Unrealized gain(loss) on open futures contracts	74,531	(33,125)	82,968	(33,125)
Gain on securities transactions, net	$538,579	$629,181	$1,044,187	$1,969,746

Gain on securities transactions, net decreased $90,602 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  Gain on securities transactions, net decreased $925,559 for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004.   The Company sold more securities available for sale in 2004 as compared to 2005 due mainly to the unrealized gains existing in the portfolio in the fourth quarter of 2003 and the first and second quarters of 2004.  The decrease in gain on securities available for sale was partially offset by increased realized and unrealized gains on futures contracts.    The Company invests in futures contracts of ten-year treasury notes to mitigate the exposure of interest rate fluctuations on the Company’s preferred equity and debt securities portfolio.

Interest expense increased $411,754 or 24% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  Interest expense increased $531,218 for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004.    The increase is related to the mortgages originated in connection with the acquisitions of the properties in fiscal 2005 noted above.

CHANGES IN FINANCIAL CONDITION

The Company generated net cash provided by operating activities of $5,479,929 for the six months ended March 31, 2005 as compared to $4,630,280 for the six months ended March 31, 2004.

Real estate investments increased $29,024,655 from September 30, 2004 to March 31, 2005 due to the property acquisitions noted above of approximately $31,149,550 and capital projects on existing properties of $132,709 less depreciation for the six months ended March 31, 2005 of $2,257,604.  The Company intends to acquire additional properties of approximately $9,000,000 during the remainder of fiscal year 2005.

Securities available for sale decreased $6,595,156 from September 30, 2004 to March 31, 2005 due mainly to sales of securities of $6,248,062 resulting in a net gain on sale of securities available for sale of $886,902 and a decrease in the unrealized gain of $522,564.  This decrease was partially offset by purchases of securities available for sale of $175,470.    The Company may purchase additional securities on margin from time to time if the Company can earn an adequate yield spread on the securities.

During the three months ended March 31, 2005, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000, with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or liabilities on the balance sheet.  The fair value of the derivatives at March 31, 2005 was an asset of $82,968.

Deferred financing costs, net of accumulated amortization and mortgages payable increased $264,710 and $17,542,765, respectively, from September 30, 2004 to March 31, 2005.  The increase in deferred financing costs is due to the loan costs related to the origination of the mortgages for the acquisitions of the properties in fiscal 2005 noted above.  In addition, the increase in the mortgages payable balance is due to the mortgages related to the acquisition of the properties in fiscal 2005 noted above.

Loans payable increased $1,045,740 from September 30, 2004 to March 31, 2005.  The increase is due higher draws on the Company’s line of credit and margin loan as compared to payments.  The Company uses the line of credit and margin loan as needed to fund property acquisitions and for general corporate purposes.

The Company raised $5,672,590 from the issuance of shares in its Dividend Reinvestment and Stock Purchase Plan (the DRIP) during the six months ended March 31, 2005.  Gross dividends paid for the six months ended March 31, 2005 was $5,117,548, of which $1,907,224 was reinvested in the DRIP.   On April 1, 2005, the Company declared its regular quarterly dividend of $0.145 per share payable June 15, 2005 to shareholders of record May 16, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5,479,929 and $4,630,280 for the six months ended March 31, 2005 and 2004, respectively.  In addition, the Company owns securities

available for sale of $16,489,114 with margin loans of $1,507,640 at March 31, 2005.   These marketable securities provide the Company with additional liquidity.  At March 31, 2005, the Company owns thirty-nine properties of which twenty-nine carried mortgage loans totaling $115,073,728.  The Company has been raising capital through its DRIP and private placements and investing in net leased industrial properties.  The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company seeks to invest in well-located, modern buildings leased to investment grade tenants on long-term leases.  In management’s opinion, newly built facilities leased to the Federal Express Corporation (FDX) and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  At March 31, 2005, the percentage of FDX leased square footage as a total of our rental space was 34%, with 13% leased to FDX and 21% to FDX subsidiaries. The percentage of rent and occupancy charges from FDX to total rent and occupancy charges was 36% for the six months ended March 31, 2005.    This is a risk factor that shareholders should consider.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

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

The Company’s FFO for the three and six months ended March 31, 2005 and 2004 is calculated as follows:

  Three Months

                   Six Months

	3/31/05	3/31/04	3/31/05	3/31/04

Net Income	$1,933,173	$2,086,532	$4,153,887	$4,841,415
Depreciation Expense	1,177,414	984,988	2,257,604	1,946,728

FFO	$3,110,587	$3,071,520	$6,411,491	$6,788,143

The following are the cash flows provided (used) by operating investing and financing activities for the six months ended March 31, 2005 and 2004:

	2005	2004

Operating Activities	$5,479,929	$4,630,280
Investing Activities	(24,248,448)	(11,776,198)
Financing Activities	18,922,957	6,869,269

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

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

     PART II: OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS – None

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES -None

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – Proxies were mailed on March 23, 2005 for the solicitation of votes to elect members of the Board of Directors and to approve the selection of the Registered Independent Public Accounting Firm.  The proxies were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

ITEM 5	OTHER INFORMATION – None

ITEM 6	EXHIBITS

(a) EXHIBITS	31.1 CERTIFICATION OF EUGENE W. LANDY, PRESIDENT AND CHIEF EXECUTIVE OFFICER OF THE COMPANY, PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14 (a)

31.2 CERTIFICATION OF ANNA T. CHEW, CHIEF FINANCIAL OFFICER OF THE COMPANY, PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14(a)

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

May 6, 2005

By: /s/ Eugene W. Landy

Eugene W. Landy

President and Chief Executive Officer

Date:

May 6, 2005

By: /s/ Anna T. Chew

Anna T. Chew

Chief Financial Officer