Form 10-Q
period 2005-08-09
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2005-08-10
CIK 67625

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 (X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

 (   )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

For the Quarter ended

Commission File

  June 30, 2005

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

The number of shares or other units outstanding of each of the issuer's classes of securities as of August 1, 2005 was 18,413,888.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2005

C O N T E N T S

		Page No

Part I –	Financial Information

Item 1-	Financial Statements (Unaudited):

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6-10

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3-	Quantitative and Qualitative Disclosures About Market Risk

	There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4-	Controls and Procedures	16

Part II -	Other Information

Item 1 -	Legal Proceedings	17

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3 -	Defaults Upon Senior Securities	17

Item 4 -	Submission of Matters to a Vote of Security Holders	17

Item 5 -	Other Information	17

Item 6	Exhibits	18

	Signatures	19

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

            AS OF JUNE 30, 2005 (UNAUDITED) AND SEPTEMBER 30, 2004

(Unaudited)

	June 30, 2005	September 30, 2004
ASSETS
Real Estate Investments:
Land	$ 34,990,713	$ 30,426,213
Buildings, Improvements and Equipment,
Net of Accumulated Depreciation of $24,936,903 and $21,475,811, respectively	159,793,486	136,453,595
Total Real Estate Investments	194,784,199	166,879,808

Cash and Cash Equivalents	6,601,699	925,015
Securities Available for Sale at Fair Value	12,771,114	23,084,270
Interest and Other Receivables	1,138,076	1,441,827
Prepaid Expenses	331,928	87,816
Investment in Hollister ’97, LLC	-0-	900,399
Financing Costs, Net of Accumulated Amortization	1,497,794	1,287,731
Lease Costs, Net of Accumulated Amortization	224,961	254,792
Other Assets	182,240	360,511
TOTAL ASSETS	$217,532,011	$195,222,169

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage Notes Payable	$113,509,477	$ 97,530,963
Loans Payable	2,161,199	2,623,099
Other Liabilities	2,131,935	2,160,267
Total Liabilities	117,802,611	102,314,329

Shareholders’ Equity:
Common Stock -$.01 Par Value, 25,000,000 Shares Authorized, 18,315,213 and 17,290,323 Shares Issued and Outstanding, respectively	183,152	172,903
Excess Stock -$.01 Par Value, 5,000,000 Shares Authorized, No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	100,038,015	92,262,871
Accumulated Other Comprehensive Income	709,796	1,688,004
Loans to Officers, Directors & Key Employees	(1,201,563)	(1,215,938)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	99,729,400	92,907,840

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$217,532,011	$195,222,169

Unaudited

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004

	Three Months Ended		Nine months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
INCOME:
Rent and Occupancy Charges	$6,325,913	$5,453,966	$18,241,359	$15,819,187

EXPENSES:
Management Fees	86,370	73,869	247,815	223,766
Real Estate Taxes	976,474	691,860	2,711,819	2,154,879
Operating Expenses	241,869	259,099	766,131	698,379
Office and General Expense	520,384	421,614	1,548,352	1,498,721
Depreciation	1,203,488	1,031,484	3,461,092	2,978,212

TOTAL EXPENSES	3,028,585	2,477,926	8,735,209	7,553,957

OTHER INCOME (EXPENSE):

Interest and Dividend Income	344,882	392,597	1,135,534	1,333,632
Gain on Securities Transactions, net	260,432	217,310	1,304,619	2,187,056
Income from Equity Investment	1,206,708	27,500	1,261,708	82,500
Interest Expense	(2,020,927)	(1,824,699)	(5,965,701)	(5,238,255)

TOTAL OTHER INCOME (EXPENSE)	(208,905)	(1,187,292)	(2,263,840)	(1,635,067)

NET INCOME	$3,088,423	$1,788,748	$7,242,310	$6,630,163

NET INCOME – PER SHARE Basic	$ .17	$ .11	$ .41	$ .42
Diluted	$ .17	$ .11	$ .41	$ .41

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,129,386	16,574,065	17,783,564	15,915,325
Diluted	18,201,322	16,625,483	17,860,644	16,002,184

Unaudited

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,242,310	$6,630,163
Noncash Items Included in Net Income:
Depreciation	3,461,092	2,978,212
Amortization of Loan & Lease Costs	220,547	169,599
Stock Compensation Expense	62,820	13,954
Gain on Securities Transactions, net	(1,304,619)	(2,187,056)
Gain on Investment in Hollister ‘97, LLC	(1,179,208)	-0-
Changes In:
Interest and Other Receivables	303,751	43,426
Prepaid Expenses	(244,112)	(18,657)
Other Assets and Lease Costs	131,275	(65,786)
Other Liabilities	(28,332)	94,995
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,665,524	7,658,850

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate	(31,149,550)	(17,694,000)
Capital Improvements	(215,933)	(300,828)
Proceeds from Investment in Hollister ‘97, LLC	2,079,607	-0-
Purchase of Securities Available for Sale	(545,903)	(6,963,617)
Proceeds from Sale of Securities Available for Sale	11,185,470	11,052,414
NET CASH USED IN INVESTING ACTIVITIES	(18,646,309)	(13,906,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans	32,223,734	15,301,633
Principal Payments on Loans	(32,685,634)	(24,187,036)
Proceeds from Mortgages	20,822,500	12,800,000
Principal Payments on Mortgages	(4,843,986)	(4,562,250)
Financing Costs on Debt	(353,783)	(262,469)
Payments on Loans to Officers, Directors and Key Employees	14,375	94,063
Proceeds from Issuance of Common Stock	5,199,086	10,743,290
Proceeds from Exercise of Stock Options	128,350	723,755
Dividends Paid, Net of Reinvestments	(4,847,173)	(4,334,294)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,657,469	6,316,692

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,676,684	69,511
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	925,015	1,070,556
END OF PERIOD	$6,601,699	$1,140,067

Unaudited

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

JUNE 30, 2005

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

On February 8, 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MREIC Financial, Inc.   MREIC Financial, Inc. had no activity during the nine months ended June 30, 2005.

The interim consolidated financial statements furnished herein include Monmouth Real Estate Investment Corporation and its wholly-owned subsidiaries, MRC I LLC and MREIC Financial, Inc., (the Company) and reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  All intercompany transactions and balances have been eliminated in consolidation.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2004 have been omitted.

Certain reclassifications have been made to the consolidated financial statements for the prior period to conform to the current period presentation.

Employee Stock Options

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on October 1, 2002.  Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”, compensation costs of $13,152 and $62,820 have been recognized in the three and nine months ended June 30, 2005, respectively.  As all options vest within a one year period, there would have been no change in the Company’s reported net income had the Company expensed such options over the vesting period prior to October 1, 2002.

During the nine months ended June 30, 2005, no stock options were granted under the 1997 Stock Option Plan (the Plan).   Two participants exercised their stock options and purchased 18,000 shares for a total of $128,350. One participant’s stock option for 15,000 shares was forfeited during the three months ended June 30, 2005 and the shares were returned to the Plan and are available for grant.  As of June 30, 2005, there were options outstanding to purchase 576,000 shares and 510,000 shares were available for grant under the Plan.

NOTE 2 – NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 71,936 shares and 51,418 shares for the three months ended June 30, 2005 and 2004, respectively, are included in the diluted weighted average shares outstanding.  Options in the amount of 77,080 shares and 86,859 shares are included for the nine months ended June 30, 2005 and 2004, respectively, are included in the diluted weighted average shares outstanding.

NOTE 3 – COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income:

Three Months

Nine months

	6/30/05	6/30/04	6/30/05	6/30/04

Net Income	$3,088,423	$1,788,748	$7,242,310	$6,630,163
Change in unrealized gain (loss) on securities available for sale	(455,644)	(1,394,611)	(978,208)	(2,063,319)
Comprehensive Income	$2,632,779	$ 394,137	$6,264,102	$4,566,844

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

On December 30, 2004, the Company purchased a 54,286 square foot industrial building in Hanahan, South Carolina.  The building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of FDX for ten years.  The purchase price including closing costs was approximately $4,800,000.  The Company paid $100,000 in cash, obtained $4,200,000 from its line of credit and $500,000 from its margin loan.  In January 2005, the Company obtained a mortgage of $3,485,000 at a fixed rate of 5.54% which matures February 1, 2020.    The Company used the proceeds of the mortgage to pay down its line of credit.

On January 17, 2005, the Company purchased a 38,210 square foot industrial building in Augusta, Georgia.  The building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of FDX for ten years.  The purchase price including closing costs was approximately $3,800,000. The Company paid approximately $100,000 in cash and obtained $3,600,000 from its line of credit.  In January 2005, the Company obtained a mortgage of $2,535,000, at a fixed rate of 5.54% and matures on February 1, 2020.  The Company used the proceeds of the mortgage to pay down its line of credit.

On March 3, 2005, the Company purchased a 56,698 square foot industrial building in Huntsville, Alabama.  The building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of FDX for ten years.  The purchase price including closing costs was approximately $3,600,000.  The Company paid approximately $1,100,000 in cash, and obtained a mortgage of $2,500,000.  The mortgage is at a fixed rate of 5.50% and matures on April 1, 2020.

On May 31, 2005, the Keebler Company lease on the Wichita, Kansas property expired in accordance with its terms.  The property is now vacant.

The Company has a concentration of FDX and FDX subsidiary leased properties.  With the purchase of the properties noted above, the percentage of FDX leased square footage as a total of our rental space was 34% as of June 30, 2005.  The percentage of FDX leased rent and occupancy charges to total rent and occupancy charges was 42% for the nine months ended June 30, 2005.

NOTE 5 – INVESTMENT IN HOLLISTER ’97, LLC

On June 27, 2005, Hollister ’97, LLC (Hollister) sold Hollister Corporate Park for a selling price of approximately $13,800,000.  Simultaneous with the sale, the Company withdrew from Hollister.  Upon withdrawal, the Company received $2,079,607, resulting in a gain of $1,179,208, which has been included in income from equity investment.

NOTE 6 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the nine months ended June 30, 2005, the Company sold or redeemed $9,880,851 in securities available for sale, recognizing a gain on sale of $1,499,929.  The Company made additional purchases of $545,903 in securities available for sale.

During the three and nine months ended June 30, 2005, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000, with the objective of reducing the exposure of the preferred stock and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets on the balance sheet.  The fair value of the derivatives at June 30, 2005 was an asset of $35,157.  During the three and nine months ended June 30, 2005, the Company recorded a realized loss of $304,784 and $230,467, respectfully on settled futures contracts which is included in gain on securities transactions, net.

NOTE 7 – LOANS PAYABLE

During the first quarter ended December 31, 2004, the Company drew down $13,300,000 on its existing line of credit with PNC bank.  The funds were used primarily to make property acquisitions.  The Company paid down the line with proceeds from the mortgages obtained in January 2005 on FDX leased properties in Hanahan, South Carolina and Augusta, Georgia.  The total balance outstanding on the line at June 30, 2005 was $2,161,199 and is included in Loans Payable.    At June 30, 2005, the interest rate on the line was 6%.

NOTE 8 – SHAREHOLDERS’ EQUITY

For the nine months ended June 30, 2005, the Company received, including dividend reinvestments of $2,896,550, a total of $8,095,636 from the Dividend Reinvestment and Stock Purchase Plan (DRIP).  There were 1,006,890 shares issued under the Plan, resulting in 18,315,213 shares outstanding.

On June 15, 2005, the Company paid $2,626,175 as a dividend of $.145 per share to shareholders of record May 16, 2005.  Total dividends paid for the nine months ended June 30, 2005 was $7,743,723.  On July 1, 2005, the Company declared a dividend of $.145 per share to be paid on September 15, 2005 to shareholders of record August 15, 2005.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended June 30, 2005 and 2004 for interest was $5,965,701 and $5,558,088, respectively.

During the nine months ended June 30, 2005 and 2004, the Company had dividend reinvestments of $2,896,550 and $2,616,210, respectively, which required no cash transfers.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company is a real estate investment trust (REIT).  The Company’s primary business is the ownership and management of industrial buildings subject to long term leases to investment grade tenants.  The Company owns thirty-eight industrial properties and one shopping center with a total of approximately 4,250,000 square feet.  Total real estate investments were $194,784,199 at June 30, 2005.  These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland, and Arizona, Colorado, South Carolina, Georgia and Alabama.  At June 30, 2005, the Company’s weighted average lease expiration term was 5.6 years and the Company’s occupancy rate was 95%.

During the nine months ended June 30, 2005, the Company acquired approximately $31,150,000 in acquisitions, totaling approximately 516,000 square feet of industrial space.

The Company has a concentration of Federal Express Corporation and subsidiary (FDX) leased properties.  At June 30, 2005, the percentage of FDX leased square footage as a total of the Company’s rental space was 34%, with 13% leased with FDX and 21% leased with FDX subsidiaries.  The percentage of rent and occupancy charges to total rent and occupancy charges was 42% for the nine months ended June 30, 2005.  This is a risk factor that shareholders should consider.

The Company also holds a portfolio of securities of other REITs of $12,771,114 at June 30, 2005.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At June 30, 2005, the Company’s portfolio consisted of 83% preferred stocks, 13% common stocks and 4% debentures.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rent and occupancy charges from the ownership of industrial rental property.  Revenues also include interest and dividend income and gain on securities transactions and income from an equity investment.    Total revenue increased 34% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 and 13% for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.  The increase was due mainly to property acquisitions and the gain on investment in Hollister ‘97, LLC partially offset by decreases in interest and dividend income and securities gains (for the nine months).  Net income increased 73% and 9% for the three and nine months ended June 30, 2005, respectively, as compared to the three and nine months ended June 30, 2004.  The increase is due mainly to property acquisitions and the gain on investment in

Hollister ‘97, LLC, partially offset by decreases in interest and dividend income and securities gains (for the nine months) and an increase in interest expense.

See PART I, Item 1 – Business in the Company’s September 30, 2004 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

At June 30, 2005, the Company owned thirty-nine properties with total square footage of approximately 4,250,000 compared to thirty-four properties with approximately 3,734,000 square feet at June 30, 2004.  At June 30, 2005, The Company’s weighted average lease expiration term was 5.6 years and the Company’s occupancy rate was 95%.

Rent and occupancy charges increased $871,947 or 16% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Rent and occupancy charges increased $2,422,172 or 15% for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.  The increase is due mainly to rent and occupancy charges relating to the new properties purchased in fiscal year 2005 as follows:

Date of Acquisition	Location	Tenant	Square Feet	Average Annual Rent

10/28/2004	Denver, CO	FedEx Ground	60,361	$421,000
12/6/2004	Hanahan, SC	Norton McNaughton	306,000	1,301,000
12/30/2004	Hanahan, SC	FedEx Ground	54,286	374,000
1/17/2005	Augusta, GA	FedEx Ground	38,210	302,000
3/3/2005	Huntsville, AL	FedEx Ground	56,698	278,000

Real estate taxes increased $284,614 or 41% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  Real estate taxes increased $556,940 or 26% for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.  The increase in real estate taxes is due to the purchase of the properties noted above in fiscal 2005 and the Tampa, Florida property purchased in February 2004.  These taxes are primarily reimbursed by the tenants.  This reimbursement is included in rent and occupancy charges.

Operating expenses remained relatively stable for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  Operating expenses increased $67,752 or 10% for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.  The increase is due to the acquisitions made during fiscal 2005 noted above.

Office and general expense increased $98,770 or 23% or for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  Office and general expense increased $49,631 or 3% for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.  The increase is due primarily to an increase in professional fees partially offset by lower personnel costs.  In 2004, the Company made additional accruals of $141,000 related to retirement benefits under the amended employment agreement for the President and Chairman.  This decrease in personnel costs was partially offset by salary increases.

Depreciation expense increased $172,004 or 17% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  Depreciation expense increased $482,880 or 16% for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.  The increase is due to the acquisitions made in fiscal 2005 noted above.

Interest and dividend income decreased $47,715 or 12% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  Interest and dividend income decreased $198,098 or 15% for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.  The decrease is due mainly to a lower average balance of securities available for sale during the three and nine months ended June 30, 2005 as compared to the three and nine months ended June 30, 2004.    The average balance of securities available for sale was approximately $14,600,000 and $21,000,000 for the three months ended June 30, 2005 and 2004, respectively, and $17,900,000 and $23,400,000 for the nine months ended June 30, 2005 and 2004, respectively.  The Company has decreased its investment in securities mainly due to the increase in property acquisitions.

Gain on securities transactions for the three and nine months ended June 30, 2005 and 2004 consisted of the following:

	Three Months		Nine months
	6/30/2005	6/30/2004	6/30/2005	6/30/2004

Gain on sale of securities, net	$613,027	$ 58,230	$1,499,929	$2,061,101
Gain (loss) on settled futures contracts	(304,784)	245,018	(230,467)	245,018
Gain (loss) on open futures contracts	(47,811)	(85,938)	35,157	(119,063)
Gain on securities transactions, net	$260,432	$217,310	$1,304,619	$2,187,056

Gain on securities transactions, net increased $43,122 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  Gain on securities transactions, net decreased $882,437 for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.   The Company sold more securities available for sale in 2004 as compared to 2005 due mainly to the unrealized gains existing in the portfolio in the fourth quarter of 2003 and the first three quarters of 2004.  The Company also had a decrease in gain (loss) on settled futures contracts.    The Company invests in futures contracts of ten-year treasury notes to mitigate the exposure of interest rate fluctuations on the Company’s preferred equity and debt securities portfolio.

Income from equity investments increased $1,179,208 for the three and nine months ended June 30, 2005 as compared to the three and nine months ended June 30, 2004 due to the sale of Hollister Corporate Park and the simultaneous withdrawal of the Company from Hollister ’97, LLC.  Upon withdrawal, the Company received $2,079,607, resulting in a gain of $1,179,208.

Interest expense increased $196,228 or 11% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  Interest expense increased $727,446 or 14% for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.    The increase is related to the mortgages originated in connection with the acquisitions of the properties in fiscal 2005 noted above.

CHANGES IN FINANCIAL CONDITION

The Company generated net cash provided by operating activities of $8,665,524 for the nine months ended June 30, 2005 as compared to $7,658,850 for the nine months ended June 30, 2004.

Real estate investments increased $27,904,391 from September 30, 2004 to June 30, 2005 due to the property acquisitions noted above of approximately $31,149,550 and capital projects on existing properties of $215,933 less depreciation for the nine months ended June 30, 2005 of $3,461,092.

Securities available for sale decreased $10,313,156 from September 30, 2004 to June 30, 2005 due mainly to sales of securities of $9,880,851 resulting in a net gain on sale of securities available for sale of $1,304,619 and a decrease in the unrealized gain of $978,208.  This decrease was partially offset by purchases of securities available for sale of $545,903.    The Company may purchase additional securities on margin from time to time if the Company can earn an adequate yield spread on the securities.

During the three months ended June 30, 2005, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000, with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or liabilities on the balance sheet.  The fair value of the derivatives at June 30, 2005 was an asset of $35,157.

Deferred financing costs, net of accumulated amortization and mortgages payable increased $210,063 and $15,978,514, respectively, from September 30, 2004 to June 30, 2005.  The increase in deferred financing costs is due to the loan costs related to the origination of the mortgages for the acquisitions of the properties in fiscal 2005 noted above.  In addition, the increase in the mortgages payable balance is due to the mortgages related to the acquisition of the properties in fiscal 2005 noted above.

Loans payable decreased $461,900 from September 30, 2004 to June 30, 2005.  The decrease is due to repayments of the margin loans.  The Company uses the line of credit and margin loans as needed to fund property acquisitions and for general corporate purposes.

The Company raised $8,095,636 from the issuance of shares in its Dividend Reinvestment and Stock Purchase Plan (the DRIP) during the nine months ended June 30, 2005.  Gross dividends paid for the nine months ended June 30, 2005 was $7,743,723, of which $2,896,550 was reinvested in the DRIP.   On July 1, 2005, the Company declared its regular quarterly dividend of $0.145 per share payable September 15, 2005 to shareholders of record August 15, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8,665,524 and $7,658,850 for the nine months ended June 30, 2005 and 2004, respectively.  In addition, the Company owns securities

available for sale of $12,771,114 at June 30, 2005.   These marketable securities provide the Company with additional liquidity.  At June 30, 2005, the Company owns thirty-nine properties of which twenty-nine carried mortgage loans totaling $113,509,477.  The Company has been raising capital through its DRIP and private placements and investing in net leased industrial properties.  The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company seeks to invest in well-located, modern buildings leased to investment grade tenants on long-term leases.  In management’s opinion, newly built facilities leased to the Federal Express Corporation (FDX) and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  At June 30, 2005, the percentage of FDX leased square footage as a total of our rental space was 34%, with 13% leased to FDX and 21% to FDX subsidiaries. The percentage of rent and occupancy charges from FDX to total rent and occupancy charges was 42% for the nine months ended June 30, 2005.    This is a risk factor that shareholders should consider.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

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

The Company’s FFO for the three and nine months ended June 30, 2005 and 2004 is calculated as follows:

   Three Months

                  Nine Months

	6/30/05	6/30/04	6/30/05	6/30/04

Net Income	$3,088,423	$1,788,748	$ 7,242,310	$ 6,630,163
Depreciation Expense	1,203,488	1,031,484	3,461,092	2,978,212

FFO	$4,291,911	$2,820,232	$10,703,402	$ 9,608,375

The following are the cash flows provided (used) by operating investing and financing activities for the nine months ended June 30, 2005 and 2004:

	2005	2004

Operating Activities	$8,665,524	$7,658,850
Investing Activities	(18,646,309)	(13,906,031)
Financing Activities	15,657,469	6,316,692

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

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

     PART II: OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS – None

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4

Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 28, 2005.  The proposals submitted to the vote of the shareholders and the results of the votes were as follows:

Proposal One – For the election of the following nominees for Director:

For Against
Matthew I. Hirsch 15,068,018 52,099 Cynthia J. Morgenstern 14,913,638 206,479 Stephen B. Wolgin 14,918,570 201,547

Proposal Two – For the approval of KPMG LLP* as independent auditors for the Company for the fiscal year ending December 31, 2005:

For Against Abstain 14,871,904 19,500 228,711 * subsequently dismissed and replaced with the Reznick Group, P.C.

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

August 9, 2005

By: /s/ Eugene W. Landy

Eugene W. Landy

President and Chief Executive Officer

Date:

August 9, 2005

By: /s/ Anna T. Chew

Anna T. Chew

Chief Financial Officer