Form 10-K
period 2005-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2005-12-13
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended      September 30, 2005

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________________ to ____________________

Commission File Number 000-04258

                        MONMOUTH REAL ESTATE INVESTMENT CORPORATION

    (Exact name of registrant as specified in its charter)

                           Maryland                                           22-1897375

             (State or other jurisdiction of                      (I.R.S. Employer

              incorporation or organization)                    Identification No.)

                                 3499 Route 9 North, Suite 3-C, Freehold, NJ   07728

                  (Address of Principal Executive Offices)        (Zip Code)

Registrant’s telephone number, including area code:      (732)- 577-9997

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock      $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  X  Yes   __ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ___ Yes   _X_ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X  Yes   __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K    X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     X  Yes   __ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ___ Yes   _X_ No

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 31, 2005 was $151,973,459.   Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 31, 2005 was $138,321,590.

There were 18,991,976 shares of common stock outstanding as of December 1, 2005.

 Documents Incorporated by Reference: Exhibits incorporated by reference are listed in Part IV, Item 15 (a) (3).

TABLE OF CONTENTS

Item No.		Page No.
	Part I
1	Business	3
1A	Risk Factors	6
1B	Unresolved Staff Comments	10
2	Properties	11
3	Legal Proceedings	13
4	Submission of Matters to a Vote of Security-Holders	13

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities	14
6	Selected Financial Data	16
7	Management Discussion and Analysis of Financial Condition and Results of Operation	19
7A	Quantitative and Qualitative Disclosures about Market Risk	28
8	Financial Statements and Supplementary Data	30
9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	31
9A	Controls and Procedures	31
9B	Other Information	33

	Part III
10	Directors and Executive Officers of the Registrant	34
11	Executive Compensation	37
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
13	Certain Relationships and Related Transactions	44
14	Principal Accounting Fees and Services	45

	Part IV
15	Exhibits, Financial Statement Schedules	48
	Signatures	89

PART I

ITEM 1 – BUSINESS

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

The Company was incorporated in 1968 as a Delaware Corporation.  On May 15, 2003, the Company changed its state of incorporation from Delaware to Maryland (the Reincorporation).  The Reincorporation was approved by the Company’s shareholders at the Company’s annual meeting on May 6, 2003.

On February 8, 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MREIC Financial, Inc.  MREIC Financial, Inc. had no activity during fiscal year 2005.

The Company’s primary business is the ownership of real estate.  Its investment focus is to own net leased industrial property which are leased to investment-grade tenants on long-term leases.    In addition, the Company holds a portfolio of REIT securities.

Narrative Description of Business

Currently, the Company derives its income primarily from real estate rental operations. Rental and occupancy charges were $24,511,877, $21,329,500 and $19,641,111 for the years ended September 30, 2005, 2004 and 2003, respectively.  Total assets were $217,841,402 and $195,487,662 as of September 30, 2005 and 2004, respectively.  The Company has approximately 4,250,000 square feet of property, of which approximately 1,433,000 square feet, or 34%, is leased to Federal Express Corporation (FDX) and subsidiaries and approximately 230,000 square feet, or 5%, is leased to Keebler Company, a subsidiary of the Kellogg Company.  During 2005, 2004 and 2003 rental and occupancy charges from properties leased to these companies approximated 49%, 48% and 48%, respectively, of total rental and occupancy charges.

The Company’s weighted-average lease expiration was 5.5 years at September 30, 2005 and its average rent per square foot for fiscal 2005 was $4.73.  At September 30, 2005, the Company’s percentage of square footage leased was 95% and its occupancy was 86%.

At September 30, 2005, the Company had investments in thirty-nine properties. (See Item 2 for detailed description of the properties.)  These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland, Arizona, Colorado, South Carolina, Georgia and Alabama.  All properties are managed by a management company, Cronheim Management Services (CMS). All properties are leased on a net basis except the industrial park in Monaca, Pennsylvania.

In fiscal 2005, the Company purchased five net-leased industrial properties for a total cost of approximately $31,200,000.  In fiscal 2006, the Company anticipates acquisitions of approximately $30,000,000.  The funds for these acquisitions may come from the Company’s available line of credit, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan and private placements. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.  Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only upon closing.

The Company competes with other investors in real estate for attractive investment opportunities.  These investors include other “equity” real estate investment trusts, limited partnerships, syndications and private investors, among others.   Competition in the market areas in which the Company operates is significant and affects acquisitions and/or development of properties, occupancy levels, rental rates, and operating expenses of certain properties.  Management has built relationships with merchant builders which provide the Company with investment opportunities which fit the Company’s investment policy.

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

Investment and Other Policies

The Company has a flexible investment policy concentrating its investments in the area of net-leased industrial properties.  The Company’s strategy is to obtain a favorable yield spread between the yield from the net-leased industrial properties and mortgage interest costs.  The Company continues to purchase net-leased industrial properties, since management believes that there is a potential for long-term capital appreciation through investing in well-located industrial properties.  There is the risk that, on expiration of current leases, the properties can become vacant or re-leased at lower rents.  The results obtained by the Company by re-leasing the properties will depend on the market for industrial properties at that time.

The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX or FDX subsidiaries meet these criteria. The Company has a concentration of properties leased to FDX and FDX subsidiaries.  This is a risk factor that shareholders should consider.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

The Company operates as part of a group of three public companies (all REITs) which includes United Mobile Homes, Inc., Monmouth Capital Corporation, and Monmouth Real Estate Investment Corporation (the affiliated companies).  Some general and administrative expenses are allocated among the three affiliated companies based on use or services provided.  The Company currently has eleven employees.  Allocations of salaries and benefits are made among the affiliated companies based on the amount of the employees’ time dedicated to each affiliated company.

The Company does not have an advisory contract; however, all of the properties are managed by CMS, a division of David Cronheim Company (Cronheim), a related party as discussed in Note No. 12 to the Consolidated Financial Statements.  During 2005, the Company entered into a new management contract with CMS, which did not materially alter the contract in place since 1998 (the 1998 contract), other than modifying the calculation of the annual management fee.  For the calendar year 2005, the management fee was fixed at $350,000.  Under the 1998 contract, CMS received 3% of gross rental income on certain properties for management fees.  CMS provides sub-agents as regional managers for the Company’s properties and compensates them out of this management fee.   CMS received $334,505, $299,392 and $258,626, in 2005, 2004 and 2003, respectively, for the management of the properties.  Cronheim received $54,581, $132,185 and $14,377 in lease commissions in 2005, 2004 and 2003, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $60,200, $-0-, and $-0- in mortgage brokerage commissions.

Additional information about the Company can be found on the Company’s website which is located at www.mreic.com.  The Company’s filings with the Securities and Exchange Commission are made available through a link on the Company’s website or by calling Investor Relations.

ITEM 1A – RISK FACTORS

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

         Other factors that may affect general economic conditions or local real estate conditions include:

• population and demographic trends;

• zoning, use and other regulatory restrictions;

• income tax laws;

• changes in interest rates and availability and costs of financing;

• competition from other available real estate;

• our ability to provide adequate maintenance and insurance; and

• increased operating costs, including insurance premiums and real estate taxes.

The Company may be unable to compete with its larger competitors and other alternatives available to tenants or potential tenants of our properties. The real estate business is highly competitive. The Company competes for properties with other real estate investors, including other real estate investment trusts, limited partnerships, syndications and private investors, many of whom have greater financial resources, revenues, and geographical diversity than the Company has. Furthermore, the Company competes for tenants with other property owners. All of the Company’s industrial properties are subject to significant local competition. The Company also competes with a wide variety of institutions and other investors for capital funds necessary to support our investment activities and asset growth.

The Company is subject to significant regulation that inhibits our activities and increases our costs. Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities. These regulations may prevent the Company from taking advantage of economic opportunities. Legislation such as the Americans with Disabilities Act may require management to modify the Company’s properties. Future legislation may impose additional requirements. The Company cannot predict what requirements may be enacted or what changes may be implemented to existing legislation.

Risks Associated with Our Properties

The Company may be unable to renew leases or relet space as leases expire. While management seeks to invest in well-located, modern buildings leased to credit-worthy tenants on long term leases, a number of the Company’s properties are subject to short-term leases. When a lease expires, a tenant may elect not to renew it. Management may not be able to relet the property on similar terms, if the property may be relet at all. Management has established an annual budget for renovation and reletting expenses that management believes is reasonable in light of each property's operating history and local market characteristics. This budget, however, may not be sufficient to cover these expenses.

The Company has been and may continue to be affected negatively by tenant financial difficulties and leasing delays. A general decline in the economy may result in a decline in the demand for industrial space. As a result, the Company’s tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. Any such event could result in the termination of that tenant's lease and losses to the Company. The Company receives a substantial portion of our income as rents under long-term leases. If tenants are unable to comply with the terms of their leases because of rising costs or falling sales, management, in its sole discretion, may deem it advisable to modify lease terms to allow tenants to pay a lower rental or a smaller share of operating costs, taxes and insurance.

 The Company may be unable to sell properties when appropriate because real estate investments are illiquid. Real estate investments generally cannot be sold quickly and, therefore, will tend to limit management’s ability to vary the property portfolio promptly in response to changes in economic or other conditions. The inability to respond promptly to changes in the performance of the Company’s property portfolio could adversely affect the Company’s financial condition and ability to service debt and make distributions to our stockholders.

Environmental liabilities could affect the Company’s profitability. The Company faces possible environmental liabilities. Current and former real estate owners and operators may be required by law to investigate and clean up hazardous substances released at the properties they own or operate. They may also be liable to the government or to third parties for property damage, investigation costs and cleanup costs. Contamination may affect adversely the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed on, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability.

Management is not aware of any environmental liabilities relating to the Company’s investment properties which would have a material adverse effect on the business, assets, or results of operations. However, management cannot assure you that environmental liability claims will not arise in the future.

If our insurance coverage is inadequate or management cannot obtain acceptable insurance coverage, the Company operations could be materially adversely affected. Management generally maintains insurance policies related to the Company’s business, including casualty, general liability and other policies covering business operations, employees and assets. The Company may be required to bear all losses that are not adequately covered by insurance. Although management believes that our insurance programs are adequate, no assurance can be given that we will not incur losses in excess of the Company’s insurance coverage, or that the Company will be able to obtain insurance in the future at acceptable levels and reasonable cost.

Financing Risks

The Company faces risks generally associated with its debt. The Company finances a portion of its investments in properties and marketable securities through debt. This debt creates risks, including:

• rising interest rates on the floating rate debt;

• failure to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

• refinancing terms less favorable than the terms of existing debt; and

• failure to meet required payments of principal and/or interest.

The Company faces risks associated with the use of debt to fund acquisitions, including refinancing risk. The Company is subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. Management anticipates that a portion of the principal of the Company’s debt will not be repaid prior to maturity. Therefore, the Company will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, the Company’s cash flow will not be sufficient to repay all maturing debt in years when significant "balloon" payments come due. As a result, we may be forced to dispose of properties on disadvantageous terms.

Other Risks

Management may amend our business policies without the stockholders’ approval. Our board of directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operations and distributions policies. Although the board of directors has no present intention to amend or reverse any of these policies, they may be amended or revised without notice to stockholders.

Accordingly, stockholders may not have control over changes in our policies. Management cannot assure stockholders that changes in our policies will serve fully the interests of all stockholders.

The market value of the Common Stock could decrease based on the Company’s performance and market perception and conditions. The market value of the Company’s Common Stock may be based primarily upon the market's perception of the Company’s growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of the Company’s underlying assets. The market price of the Company’s Common Stock is influenced by, among other things, the dividend on the Company’s Common Stock relative to market interest rates. Rising interest rates may lead potential buyers of the Company’s Common Stock to expect a higher dividend rate, which would adversely affect the market price of the Common Stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and the Company’s ability to service our indebtedness and pay dividends.

There are restrictions on the transfer of the Company’s Common Stock. To maintain the Company’s qualification as a REIT under the Internal Revenue Code of 1986 (the Code), no more than 50% in value of the Company’s outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year. Accordingly, the Company’s charter and bylaws contain provisions restricting the transfer of the Company’s Common Stock.

                The Company’s earnings are dependent, in part, upon the performance of our investment portfolio. As permitted by the Code, management invests in and owns securities of other real estate investment trusts. To the extent that the value of those investments declines or those investments do not provide a return, the Company’s earnings could be adversely affected.

                The Company is subject to restrictions that may impede management’s ability to effect a change in control. Certain provisions contained in the Company’s charter and bylaws, and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control.

The Company may fail to qualify as a REIT. If the Company fails to qualify as a REIT, the Company will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, the Company might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to stockholders and for debt service.  Furthermore, the Company would no longer be required to make any distributions to the Company’s stockholders as a condition to REIT qualification.

To qualify as a REIT, and to continue to qualify as a REIT, the Company must comply with certain highly technical and complex requirements. The Company cannot be certain it has complied, and will always be able to comply, with these requirements. In addition, facts and circumstances that may be beyond the Company’s control may affect the Company’s ability to continue to qualify as a REIT. The Company cannot assure stockholders that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to the Company’s qualification as a REIT or with respect to the Federal income tax consequences of qualification. The Company believes that it has qualified as a REIT since its inception and intends to continue to qualify as a REIT. However, the Company cannot assure you that the Company is qualified or will remain qualified.

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

Notwithstanding the Company’s status as a REIT, the Company is subject to various Federal, state and local taxes on our income and property. For example, the Company will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains, provided, however, that properly designated undistributed capital gains will effectively avoid taxation at the stockholder level. The Company may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for Federal income tax purposes.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company operates as a real estate investment trust.  Its portfolio is primarily in real estate holdings, some of which have been long-term holdings carried on the financial statements of the Company at depreciated cost.  It is believed that their current market values exceed both the original cost and the depreciated cost.

The following table sets forth certain information concerning the Company’s real estate investments as of September 30, 2005:

					Mortgage
		Fiscal Year		Square	Balance
State	City	Acquisition	Type	Footage	9/30/2005

AL	Huntsville	2005	Industrial	56,698	$ 2,445,568
AZ	Tolleson	2003	Industrial	288,211	9,649,167
CO	Denver	2005	Industrial	60,361	3,485,193
CT	Newington	2001	Industrial	54,812	2,010,882
FL	Ft. Myers	2003	Industrial	90,020	2,952,733
FL	Jacksonville	1999	Industrial	95,883	2,959,225
FL	Tampa	2004	Industrial	170,779	12,249,269
GA	Augusta	2005	Industrial	38,210	2,461,308
IL	Schaumburg	1997	Industrial	73,500	2,117,585
IL	Burr Ridge	1997	Industrial	12,477	751,555
IL	Granite City	2001	Industrial	184,800	7,896,537
IL	Elgin	2002	Industrial	89,052	4,290,141
IO	Urbandale	1994	Industrial	36,150	-0-
KS	Wichita	1994	Industrial	44,136	-0-
KS	Edwardsville	2003	Industrial	179,280	4,286,191
MA	Franklin	1994	Industrial	84,376	-0-
MD	Beltsville	2001	Industrial	109,705	4,867,787
MI	Romulus	1998	Industrial	72,000	1,829,304
MO	O' Fallon	1994	Industrial	102,135	605,871
MO	Liberty	1998	Industrial	98,200	3,052,809
MO	St. Joseph	2001	Industrial	388,671	7,170,718
MS	Jackson	1993	Industrial	26,340	237,293
MS	Richland	1994	Industrial	36,000	-0-
NC	Fayetteville	1997	Industrial	148,000	2,525,902
NC	Greensboro	1993	Industrial	40,560	-0-
NC	Monroe	2001	Industrial	160,000	3,383,026
NC	Winston-Salem	2002	Industrial	106,507	4,344,028
NE	Omaha	1999	Industrial	88,140	2,775,747
NJ	Ramsey	1969	Industrial	44,719	-0-
NJ	South Brunswick	1993	Industrial	144,520	-0-
NJ	Somerset (1)	1970	Shopping Center	42,800	-0-
NY	Orangeburg	1993	Industrial	50,400	-0-
OH	Union Township	2000	Industrial	103,818	2,281,496
PA	Monaca	1977	Industrial	291,474	-0-

					Mortgage
		Fiscal Year		Square	Balance
State	City	Acquisition	Type	Footage	9/30/2005

SC	Hanahan	2005	Industrial	306,000	8,195,410
SC	Hanahan	2005	Industrial	54,286	3,383,692
VA	Charlottesville	1999	Industrial	49,900	1,932,232
VA	Richmond	2001	Industrial	112,799	4,347,952
WI	Cudahy	2001	Industrial	114,123	3,479,897

				4,249,842	$ 19,526,000

				Lease
State	City	Tenant	Annual Rent	Expiration

AL	Huntsville	Fedex Ground Package System. Inc	$ 278,000	03/01/20
AZ	Tolleson	Western Container Corp	1,243,000	04/30/12
CO	Denver	Fedex Ground Package System. Inc	421,000	09/30/14
CT	Newington	Keebler Company	340,000	02/28/11
FL	Ft. Myers	Fedex Ground Package System. Inc	400,000	10/31/11
FL	Jacksonville	Federal Express Corporation	526,000	05/31/08
FL	Tampa	Fedex Ground Package System. Inc	1,412,000	01/31/19
GA	Augusta	Fedex Ground Package System. Inc	302,000	01/27/20
IL	Schaumburg	Federal Express Corporation	463,000	03/31/07
IL	Burr Ridge	Sherwin-Williams Company	151,000	10/31/09
IL	Granite City	Anheuser-Busch, Inc.	1,147,000	05/31/11
IL	Elgin	Reynolds Metals Company	614,000	01/31/12
IO	Urbandale	Glazers Distributors of Iowa, Inc.	121,000	11/30/05
KS	Wichita	Vacant	-0-	N/A
KS	Edwardsville	Carlisle Tire & Wheel Company	671,000	05/31/12
MA	Franklin	Keebler Company	516,000	01/31/07
MD	Beltsville	Fedex Ground Package System. Inc	892,000	12/31/10
MI	Romulus	Federal Express Corporation	396,000	05/31/08
MO	O' Fallon	PPG Industries	372,000	06/30/06
MO	Liberty	Johnson Controls, Inc. (3)	699,000	12/31/07
MO	St. Joseph	Mead Corporation (4)	1,239,000	11/30/14
MS	Jackson	Vacant	-0-	N/A
MS	Richland	Federal Express Corporation	140,000	03/31/14
NC	Fayetteville	Belk Enterprises, Inc. (2)	470,000	06/30/06
NC	Greensboro	Keebler Company	215,000	02/28/08
NC	Monroe	Hughes Supply, Inc.	589,000	10/31/11
NC	Winston-Salem	Fedex Ground Package System. Inc	637,000	12/31/11
NE	Omaha	Federal Express Corporation	516,000	10/31/08
NJ	Ramsey	Bogen Photo, Inc.	285,000	09/30/06
NJ	South Brunswick	McMaster Carr Supply	673,000	07/31/06
NJ	Somerset (1)	various	391,000	various
NY	Orangeburg	Keebler Company	390,000	12/31/07
OH	Union Township	RPS Ground	493,000	08/31/13
PA	Monaca	various	400,000	various

				Lease
State	City	Tenant	Annual Rent	Expiration

SC	Hanahan	Norton McNaughton of Squire, Inc.	108,000	05/01/17
SC	Hanahan	Fedex Ground Package System. Inc	374,000	01/21/20
VA	Charlottesville	Federal Express Corporation	363,000	08/31/08
VA	Richmond	Federal Express Corporation	707,000	10/21/09
WI	Cudahy	Fedex Ground Package System. Inc	572,000	03/31/11

			$ 19,526,000

(1) The Company has an undivided 2/3 interest in the property.
Estimated annual rent reflects the Company's proportionate share of the total rent on this property.
(2) Subleased to USC Solutions.
(3) Subleased to Leer Corporation.
(4) Vacant but tenant honors lease.

The Company’s weighted-average lease expiration was 5.5 years at September 30, 2005 and its average rent per square foot for fiscal 2005 was $4.73.  At September 30, 2005, the Company’s percentage of square footage leased was 95% and its occupancy was 86%.  All properties were 100% occupied at September 30, 2005 except for the following:

Property	Occupancy

Monaca, PA	56%
Jackson, MS	vacant
Wichita, KS	vacant
St. Joseph, MO	vacant but tenant honors existing lease through 2014

The Company had been a partner in a limited liability company, Hollister ‘97, LLC (the LLC), representing a 25% ownership interest.  The sole business of the LLC was the ownership and operation of the Hollister Corporate Park in Teterboro, New Jersey.  Under the LLC agreement, the Company received a cumulative preferred 11% annual return on its investment.  During 2005, the LLC sold the Hollister Corporate Park.  The Company simultaneously withdrew from the LLC.  Upon withdrawal, the Company received $2,169,578 resulting in a gain of $1,269,179.

ITEM 3 – LEGAL PROCEEDINGS

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal fourth quarter of 2005.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

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

     2005

            2004

Market Price

        Market Price

Fiscal Qtr.	High	Low	Distrib.	Fiscal Qtr.	High	Low	Distrib.

First	8.74	8.01	$.145	First	8.80	8.11	$.145
Second	8.97	8.34	.145	Second	9.33	8.65	.145
Third	8.80	7.69	.145	Third	8.99	7.39	.145
Fourth	8.50	8.04	.145	Fourth	8.50	7.76	.145
			$ .58				$ .58

The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

On September 30, 2005, the closing price was $8.19.

As of September 30, 2005, there were approximately 752 shareholders of record who held shares of common stock of the Company.

It is the Company’s intention to continue distributing quarterly dividends.  On October 3, 2005 the Company declared a dividend of $.15 per share to be paid on December 15, 2005 to shareholders of record on November 15, 2005.  Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

Equity Compensation Plan Information

The following table summarizes information, as of September 30, 2005, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Security Holders	731,000	$7.62	265,000

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	731,000	$7.62	265,000

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended September 30, 2005.  This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

   September 30,

OPERATING DATA:	2005		2004	2003	2002	2001

Rental and Occupancy Charges	$24,511,877		$ 21,329,500	$ 19,641,111	$ 16,118,137	$ 11,979,886
Gains on Securities Transactions, Net	1,541,952		1,714,395	1,018,862	909,704	632,492
Interest and Dividend Income	1,525,326		1,801,107	1,688,448
Total Expenses	11,882,055		10,303,360	9,432,000	7,452,125	5,649,704
(Loss) Gain on Sales of Assets -
Investment Property	-0-		-0-	-0-	(175,376)	-0-
Income from Equity Investment	82,500		110,000	110,000	110,000	110,000
Gain on Dissolution of Equity Investment	1,269,179		-0-	-0-	-0-	-0-
Interest Expense	8,001,956		6,979,007	6,906,078	6,059,415	4,590,757
Net Income	9,046,822		7,672,635	6,120,343	4,478,145	4,123,054
Net Income Per Share -
Basic and Diluted	.50		.47	.44	.40	.43

BALANCE SHEET DATA:

Total Assets	$217,841,402		$195,487,662	$183,173,874	$149,011,493	$119,433,470
Real Estate Investments, Net	191,744,473		166,879,808	152,770,335	129,107,256	102,722,084
Mortgage Notes Payable	111,968,518		97,530,963	90,909,299	78,220,163	60,424,754
Shareholders’ Equity	102,560,241		92,907,840	78,313,289	59,005,016	49,929,539

CASH FLOW DATA:

Net Cash Provided (Used) By:
Operating Activities	$11,429,276		$ 10,385,410	$9,725,898	$6,792,043	$4,785,236
Investing Activities	(19,643,014)		(15,215,218)	(35,417,062)	(30,564,641)	(32,301,411)
Financing Activities	13,211,677		4,684,267	26,068,148	24,318,591	27,149,664

OTHER INFORMATION:

Average Number of
Shares Outstanding - Basic	17,967,360		16,206,433	13,844,056	11,177,294	9,504,806
Funds from Operations*	$13,794,544	(A)	$ 11,718,456	$9,680,489	$ 7,594,618	$ 6,289,381
Cash Dividends Per Share	.58		.58	.58	.58	.58

ITEM 6 – SELECTED FINANCIAL DATA, (CONT’D.)

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

The Company’s FFO is calculated as follows:

	2005		2004	2003	2002	2001

Net Income	$9,046,822		$ 7,672,635	$6,120,343	$ 4,478,145	$ 4,123,054
Loss on Sales of Depreciable Assets	-0-		-0-	-0-	175,376	-0-
Depreciation	4,550,342		4,045,821	3,560,146	2,941,097	2,166,327
Amortization of In-Place Lease Intangible Assets	197,430		-0-	-0-	-0-	-0-

FFO	$13,794,594	(A)	$11,718,456	$9,680,489	$7,594,618	$6,289,381

(A)

 Includes Gain on Dissolution of Equity Investment.  See Note No. 5 to the Consolidated Financial Statements for further explanation.

SUMMARY OF OPERATIONS BY PROPERTY

FOR THE YEARS ENDED SEPTEMBER 30,

	2005	2004	2003	2002	2001
Net Rental Income (Loss):
Somerset, New Jersey	$344,695	$342,446	$293,177	$166,747	$270,716
Ramsey, New Jersey	232,817	226,404	232,785	222,078	114,702
Monaca, Pennsylvania	96,117	105,876	127,727	102,897	145,484
Orangeburg, New York	228,667	212,764	181,752	161,000	155,249
South Brunswick, New Jersey	542,853	513,717	489,916	505,744	448,308
Greensboro, North Carolina	103,416	147,773	224,251	220,285	207,361
Jackson, Mississippi	(92,384)	73,524	91,898	88,510	78,996
Franklin, Massachusetts	366,948	378,519	356,356	330,752	307,996
Wichita, Kansas	118,872	199,561	142,352	67,243	53,132
Urbandale, Iowa	65,617	62,302	47,250	38,001	28,631
Richland, Mississippi	106,870	96,643	87,263	80,056	69,508
O'Fallon, Missouri	234,932	215,267	199,537	177,225	130,480
Virginia Beach, Virginia*	-0-	-0-	-0-	(320,181)	(56,485)
Fayetteville, North Carolina	149,037	134,746	126,549	119,903	107,017
Schaumburg, Illinois	173,661	155,394	120,885	130,583	105,769
Burr Ridge, Illinois	56,356	53,248	41,206	39,595	33,355
Romulus, Michigan	154,810	142,485	130,652	118,385	104,130
Liberty, Missouri	303,061	283,994	264,945	243,747	222,353
Omaha, Nebraska	191,055	174,614	159,407	145,288	126,956
Charlottesville, Virginia	146,385	134,548	120,371	116,247	105,075
Jacksonville, Florida	178,730	167,252	163,079	140,924	132,789
Union Township, Ohio	188,479	180,147	94,872	75,140	62,314
Richmond, Virginia	259,340	240,531	224,077	320,576	198,862
St. Joseph, Missouri	290,647	289,766	222,808	190,325	155,660
Newington, Connecticut	90,670	80,989	73,400	66,321	26,670
Cudahy, Wisconsin	136,334	116,922	109,891	88,637	35,275
Beltsville, Maryland	356,295	335,192	316,619	299,699	115,176
Granite City, Illinois	246,105	213,433	184,984	299,672	-0-
Monroe, North Carolina	214,213	201,610	164,180	185,450	-0-
Winston-Salem, North Carolina	169,904	164,163	149,097	123,007	-0-
Elgin, Illinois	160,345	143,540	133,700	55,468	-0-
Tolleson, Arizona	316,814	291,136	376,824	-0-	-0-
Ft. Myers, Florida	137,916	132,752	136,885	-0-	-0-
Edwardsville, Kansas	191,637	175,384	99,440	-0-	-0-
Tampa, Florida	326,166	208,765	-0-	-0-	-0-
Denver, Colorado	127,388	-0-	-0-	-0-	-0-
Hanahan, South Carolina	278,985	-0-	-0-	-0-	-0-
Hanahan, South Carolina	69,749	-0-	-0-	-0-	-0-
Augusta, Georgia	90,163	-0-	-0-	-0-	-0-
Huntsville, Alabama	38,739	-0-	-0-	-0-	-0-
Net Rental Income **	7,392,404	6,595,407	5,888,135	4,599,324	3,485,479
Net Investment and Other Income **	3,821,837	3,104,554	2,204,780	1,583,425	1,613,977
TOTAL	11,214,241	9,699,961	8,092,915	6,182,749	5,099,456
General & Administrative Expenses **	(2,167,419)	(2,027,326)	(1,972,572)	(1,529,228)	(976,402)
Income Before (Loss) Gain on Sale of Assets-Investment Property	9,046,822	7,672,635	6,120,343	4,653,521	4,123,054
(Loss) Gain on Sale of Assets – Investment Property	-0-	-0-	-0-	(175,376)	-0-
NET INCOME	$9,046,822	$7,672,635	$6,120,343	$4,478,145	$4,123,054

*Sold in May 2002.    ** See definitions of categories in the MD&A.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                CONDITION AND RESULTS OF OPERATION

Overview

The Company is a real estate investment trust (REIT).  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment grade tenants.   The Company owns thirty-eight industrial properties and one shopping center with a total of 4,250,000 square feet.  Total real estate investments were $191,744,473 at September 30, 2005. These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland, Arizona, Colorado, South Carolina, Georgia and Alabama.

The Company’s weighted-average lease expiration was 5.5 years at September 30, 2005 and its average rent per square foot for fiscal 2005 was $4.73.  At September 30, 2005, the Company’s percentage of square footage leased was 95% and its occupancy was 86%.

During fiscal 2005, the Company acquired approximately $31,200,000 in industrial properties, totaling approximately 516,000 square feet of industrial space.

The Company has a concentration of Federal Express Corporation and subsidiary (FDX) leased properties.  At September 30, 2005, the percentage of FDX leased square footage as a total of the Company’s rental space was 34%, with 12% leased with FDX and 22% leased with FDX subsidiaries.  The percentage of rent and occupancy charges to total rent and occupancy charges was 42% for the year ended September 30, 2005.  This is a risk factor that shareholders should consider.

The Company intends to increase its real estate investments and expects to invest approximately $30,000,000 in acquisitions of real property in fiscal year 2006.     The growth of the real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria.  Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

The Company also holds a portfolio of securities of other REITs with a balance of $13,789,400 at September 30, 2005.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At September 30, 2005, the Company’s portfolio consisted of 78% preferred stocks, 19% common stocks and 3% debentures.  The Company’s weighed-average yield on the securities portfolio was approximately 7.5% at September 30, 2005.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rent and occupancy charges from the ownership of industrial rental property.  Revenues also include interest and dividend income, gain (loss) on securities transactions and income from an equity investment.    Net rental income increased 12% for the year ended September 30, 2005 as compared to the year ended September 30, 2004.  Net income increased 18% for the year ended September 30, 2005 as compared to the year ended September 30, 2004.   The increase in net rental income and net income was due mainly to property acquisitions and gain on dissolution of equity investment, partially offset by an increase in total expenses, interest expense and a decrease in interest and dividend income and gains on securities transactions, net.

See PART I, Item 1 – Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Significant Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operation are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following significant accounting policies are affected by our more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. For a detailed description of these and other accounting policies, see Note No. 1 in the Notes to the Company’s Consolidated Financial Statements included in this Form 10-K.

     Real Estate Investments

The Company applies Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (Statement 144) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

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

The purchase price is further allocated to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the respective tenant.  Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles is amortized to expense over the remaining lease term.  If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions above and below market leases and the in-place lease value is immediately charged to expense.

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

The Company classifies its securities among three categories:  Held-to-maturity, trading and available-for-sale. The Company’s securities at September 30, 2005 and 2004 are all classified as available-for-sale and are carried at fair value based on quoted market prices.  Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

     Estimates and Revenue Recognition

Estimates are used to establish amounts receivable and revenue from tenants for such things as annualized rents, real estate taxes and other cost recoveries. In addition, an estimate is made with respect to whether a provision for allowance for doubtful accounts receivable is necessary. The allowance for doubtful accounts reflects management’s estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be realized from cash receipts in subsequent periods. If cash receipts in subsequent periods vary from our estimates, or if the Company’s tenants’ financial condition deteriorates as a result of operating difficulties, additional changes to the allowance may be required.

Results of Operation

The Company’s activities primarily generate rental income.  The Company’s weighted-average lease expiration was 5.5 years at September 30, 2005 and its average rent per square foot for fiscal 2005 was $4.73.  At September 30, 2005, the Company’s percentage of square footage leased was 95% and its occupancy was 86%.  All properties were 100% occupied at September 30, 2005 except for the following:

Property	Occupancy

Monaca, PA	56%
Jackson, MS	vacant
Wichita, KS	Vacant
St. Joseph, MO	vacant but tenant honors existing lease through 2014

Net rental income, defined as rental and occupancy charges reduced by direct operating expenses, interest and depreciation, was $7,392,404, $6,595,407 and $5,888,135 for fiscal years 2005, 2004 and 2003, respectively.  (See Summary of Operations by Property on page 18).

Net rental income increased $796,997 in 2005 as compared to 2004.   The increase is due mainly to the addition of the net rental income related to the acquisitions of industrial buildings made during 2005 in Denver, Colorado, Augusta, Georgia, Huntsville, Alabama, and two in Hanahan, South Carolina.  The increase is also due to a full year of ownership of the Tampa, Florida property.  Partially offsetting the increase is decreases in net rental income from the Jackson, Mississippi and Wichita, Kansas properties which went vacant during 2005.  In addition, the net rental income decreased on the Greensboro, North Carolina property due to a decrease in the rental rate on the 2-year lease extension.

Net rental income increased $707,272 in 2004 as compared to 2003.  The increase is due mainly to the addition of the net rental income related to the Tampa, Florida property, the full year of ownership of the properties purchased in 2003 and increased rent from the expansion of the Union Twp, Ohio property.  The increase is also due to decreased interest expense on the Wichita, Kansas, and St. Joseph, Missouri properties due to loan payoffs in 2004.  The increase was partially offset by decreased rent at the Greensboro, North Carolina property due to a 2-year lease extension at a decreased rental rate and an increase in depreciation on the Tolleson, Arizona property due to a full year of ownership.

The Company generated net investment income from its investment in Hollister ’97 LLC and from its investments in securities available for sale.  Net investment and other income (which includes interest and dividend income, realized gains (losses) on securities available for sale, net reduced by margin loan interest expense) was $3,821,837, $3,104,554 and $2,204,780 for fiscal years 2005, 2004 and 2003, respectively.  (See Summary of Operations By Property on page 18).

Net investment and other income increased $717,283 in 2005 as compared to 2004 due primarily to the gain on the dissolution of the investment in Hollister ’97 LLC (the LLC).  During 2005, the LLC sold the Hollister Corporate Park.  The Company simultaneously withdrew from the LLC.  Upon withdrawal, the Company received $2,169,578 resulting in a gain of $1,269,179.  Partially offsetting the increase are decreases in gain on securities transactions, net and decreases in dividend and interest income.   These securities available for sale had an average dividend yield of approximately 7.5%, 7.6% and 8.6% during 2005, 2004 and 2003, respectively.     The securities available for sale portfolio decreased from $23,084,270 at September 30, 2004 to $13,789,400 at September 30, 2005.   Gain on securities transactions, net amounted to $1,541,952, $1,714,395 and $1,018,862 for 2005, 2004, and 2003, respectively.  Net investment and other income increased $899,774 in 2004 as compared to 2003 due primarily to an increase in interest and dividend income and an increase in the gain on securities transactions, net.

Real estate taxes were $3,637,803, $3,024,887 and $2,723,815 for fiscal years 2005, 2004 and 2003, respectively.  Real estate taxes increased $612,916 in 2005 as compared to 2004 and increased $301,072 in 2004 as compared to 2003 due mainly to the property acquisitions.  The industrial properties acquired in 2005 and 2004 are subject to net leases which require the tenants to absorb the real estate taxes as well as insurance and the majority of the repairs and maintenance.  As such, the Company is reimbursed by the tenants for these real estate taxes.

General and Administrative expenses which includes professional fees, office and general and directors’ fees were $2,167,419, $2,027,326, and $1,972,572.  (See page 18).

Professional fees were $76,970, $90,851 and $278,823 for fiscal years 2005, 2004 and 2003, respectively.  Professional fees decreased $13,881 in 2005 as compared to 2004 and decreased $187,972 in 2004 as compared to 2003.  The decrease in 2005 as compared to 2004 is due to a decrease in legal fees.  Legal fees relate mainly to general corporate matters.  The decrease from 2004 to 2003 is due mainly to legal fees incurred in 2003 relating to the reincorporation of the Company from Delaware to Maryland and the related shareholder lawsuit which was settled in fiscal 2003.

Office and general expenses were $1,900,799, $1,726,878 and $1,517,624 for fiscal years 2005, 2004 and 2003, respectively.  Office and general expenses increased $173,921 in 2005 as compare to 2004 and increased $209,254 in 2004 as compared to 2003.   The increase in 2005 as compared to 2004 relates mainly to increases in personnel costs, audit and accounting fees, and franchise taxes as the Company entered new states (Denver, South Carolina, Georgia, Alabama).  The increase in 2004 as compared to 2003 relates mainly to increases in personnel costs due to additional employees and increases in franchise taxes as the Company enters new states (Arizona and Kansas in 2003).  The Company has been active in acquisitions and is expanding its operations.  Total assets increased from approximately $119,000,000 as of September 30, 2001 to approximately $218,000,000 as of September 30, 2005.

Interest expense was $8,001,956, $6,979,007 and $6,906,078 for fiscal years 2005, 2004 and 2003, respectively.  Interest expense increased $1,022,949 in 2005 as compared to 2004 and increased $72,929 in 2004 as compared to 2003.   The increases are primarily due to the mortgages related to the acquisitions of five industrial properties in 2005 and one industrial property in 2004.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of September 30, 2005:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgage Notes Payable	$111,968,518	$8,980,972	$14,044,373	$15,699,436	$73,243,737
Retirement Benefits	590,384	-0-	-0-	-0-	590,384
Purchase of Property	14,200,000	14,200,000	-0-	-0-	-0-
Total	$126,758,902	$23,180,972	$14,044,373	$15,699,436	$73,834,121

Mortgage notes payable represents the principal amounts outstanding by scheduled maturity. The interest rates on these mortgages are fixed rates ranging from 5.50% to 8.50%.  The above table does not include the Company’s obligation under its line of credit and margin loan as described in Note No. 8 of the Notes to Consolidated Financial Statements.

Retirement benefits represent post-retirement benefits that are not funded and therefore will be paid from the assets of the Company.

Purchase of property represents the purchase price of two industrial buildings, in Richfield, Ohio and Colorado Springs, Colorado. These purchases are anticipated to close in the first quarter of fiscal year 2006.

Liquidity and Capital Resources

 The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  At September 30, 2005, the Company’s shareholders’ equity increased to $102,560,241 from $92,907,840 at September 30, 2004, principally due to proceeds from the dividend reinvestment and stock purchase plan partially offset by dividends paid and decreases in unrealized gains on securities available for sale.  See further discussion below.

The Company’s ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), proceeds from private placements, and access to the capital markets.  Purchases of new properties, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place demands on the Company’s liquidity.

The Company intends to operate its existing properties from the cash flows generated by the properties.  However, the Company’s expenses are affected by various factors, including inflation.  Increases in operating expenses raise the breakeven point for a property and, to the extent that they cannot be passed on through higher rents, reduce the amount of available cash flow which can adversely affect the market value of the property.

Management does not see an indication that material factors are present that may negatively impact cash flows.  The Company is not aware of adverse trends, demands, commitments, events or uncertainties that are reasonably likely to have an impact on the Company’s liquidity.    The Company owns securities available for sale of $13,789,400 at September 30, 2005.  At September 30, 2005, the Company owned thirty-nine properties of which 10 have no mortgages.  These marketable securities and non-mortgaged properties provide the Company with additional liquidity.   The Company has been raising capital through its DRIP and private placements and investing in net leased industrial properties.  The Company believes that funds generated from operations and the DRIP, the funds available on the line of credit, together with the ability to finance and refinance its properties and sell marketable securities will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments.  During the past eleven years, the Company purchased thirty-seven net-leased warehouse facilities at an aggregate cost of approximately $215,044,000. The Company financed these purchases primarily through mortgages on its acquisitions.  The Company also has a secured $15,000,000 line of credit of which $15,000,000 was available at September 30, 2005.  Interest is at the bank’s floating prime (6.25% at September 30, 2005) and is due monthly.  The line expires in May, 2006.

During 2005, the Company made acquisitions of five industrial properties, totaling approximately $31,200,000.  The Company expects to make additional real estate investments from time to time.  In fiscal 2006, the Company plans to acquire approximately $30,000,000 of net-leased industrial properties.  The funds for these acquisitions may come from the Company’s available line of credit, other bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan or private placements.  To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company also invests in debt and equity securities of other REITs as a proxy for real estate when suitable acquisitions are not available, for liquidity, and for additional income.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  During fiscal 2005, the Company’s securities portfolio decreased by $9,294,870 primarily due to sales of securities with a cost of $10,348,826 and a decrease in the unrealized gain of $1,236,407, partially offset by purchases of $2,290,363.

Cash flows provided from operating activities were $11,429,276, $10,385,410 and $9,725,898 for fiscal year 2005, 2004 and 2003, respectively.    Cash flows provided from

operating activities increased in 2005 as compared to 2004 and in 2004 as compared to 2003 due mainly to expanded operations.

Cash flows used in investing activities were $19,643,014, $15,215,218 and $35,417,062 for fiscal year 2005, 2004 and 2003, respectively.  Cash flows used in investing activities increased in 2005 as compared to 2004 due mainly to the purchase of real estate.  Cash flows used in investing activities decreased in 2004 as compared to 2003 due mainly to the decreases in securities purchases, capital improvements and acquisitions.

Cash flows provided from financing activities were $13,211,667, $4,684,267, and $26,068,148 for fiscal year 2005, 2004 and 2003, respectively.  Cash flows from financing activities increased in 2005 as compared to 2004.  The increase was due mainly to increased net proceeds from mortgages and loans related to the 2005 acquisitions.  Cash flows from financing activities decreased in 2004 as compared to 2003 due mainly to decreased proceeds from mortgages, an increase in payments on loans, and a decrease in issuance of common stock through private placements.  The Company issued $4,050,000 and $8,324,901 during 2004 and 2003, respectively, of common stock through private placements.

At September 30, 2005, the Company had total liabilities of $115,281,161 and total assets of $217,841,402.  The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

During 2005, the Company paid $10,456,862 as a dividend of $0.58 per share.  Of the $10,456,862 in dividends paid, $3,957,120 was reinvested in the DRIP.  On October 3, 2005, the Company increased its annual dividend to $0.60 per share.  Management anticipates maintaining the annual dividend rate of $0.60 per share although no assurances can be given since various economic factors can reduce the amount of cash flow available to the Company for dividends.

The Company has a DRIP, in which participants purchase stock from the Company at a price at approximately 95% of market. During 2005, a total of $11,452,176 in additional capital was raised through the DRIP.  It is anticipated, although no assurances can be given, that a comparable level of participation will continue in the DRIP in fiscal 2006.  Therefore, the Company anticipates that the DRIP will result in further increased liquidity and capital resources in fiscal 2006.

During the year ended September 30, 2005, five directors exercised their stock options and purchased 108,000 shares for a total of $741,315.  During the year ended September 30, 2004, four directors and employees exercised their stock options and purchased 131,500 shares for a total of $830,705.  During the year ended September 30, 2003, two directors exercised their stock options and purchased 9,500 shares for a total of $52,875.

During the year ended September 30, 2002, nine officers, directors and key employees exercised their stock options and purchased 255,000 shares for a total of $1,617,488.  Of this amount, 225,000 shares, for a total of $1,617,488, were exercised through the issuance of notes receivable from officers.  These notes receivable are at an interest rate of 5%, mature on April 30,

2012 and are collateralized by the underlying common shares.  As of September 30, 2005, the balance of these notes receivable was $1,201,563.

New Accounting Pronouncements

On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s (FASB) Statement of Financial Accounting Standards No. 123 (revision 2004), Share-Based Payment (Statement No. 123R).  The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers.  The Commission’s new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard.  The Company has evaluated the impact of implementation of Statement No. 123R and does not believe that it will be material.

In May of 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Correction (Statement No. 154).  This standard is a replacement of Accounting Policy Board Opinion No. 20 and FASB Standard No. 3.  Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred.  In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines.  This new standard is effective for fiscal years beginning after December 14, 2005.  The Company has evaluated the impact of implementation of Statement No. 154 and does not believe that it will be material.

In June 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When Limited Partners Have Certain Rights.  EITF No. 04-05 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships.  Under EITF No. 04-05, the general partner’s control of a venture would be overcome if the limited partners have either “kick-out rights” (the right to dissolve or liquidate the venture or otherwise remove the general partner “without cause”) or “participating rights” (the right to effectively participate in significant decisions made in the ordinary course of the ventures business.  The adoption of EITF 04-05 has not had a material effect on the consolidated financial statements.

Safe Harbor Statement

This Form 10-K contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “should”, “estimate”, and similar expressions identify forward-looking statements.  The forward-looking statements reflect the Company’s current views with respect to future events and finance performance, but are based upon current assumptions regarding the Company’s operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

                   RISK

The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and acquisitions of the Company’s real estate investment portfolio.  The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows primarily at fixed rates.

The following table sets forth information as of September 30, 2005, concerning the Company’s debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value:

Long –Term Debt:			Average
Fixed Rate	Fiscal	Carrying Value	Interest Rate	Fair Value

	2006	$2,525,902	7.80%
	2007	-0-	-0-
	2008	843,164	8.50%
	2009	-0-	-0-
	2010	-0-	-0-
	Thereafter	108,599,452	6.87%

	Total	$111,968,518	6.90%	$117,516,330

The Company also has a variable rate line of credit maturing in May, 2006.  The Company has $15,000,000 available on this line.  There was no balance outstanding at September 30, 2005.  The interest is at the bank’s floating prime rate and is due monthly.  The interest rate was 6.25% at September 30, 2005.

Additionally, the Company has the ability to make margin loans, secured by its marketable securities.  There was no balance outstanding at September 30, 2005.  The interest rate on these loans was 5.25% at September 30, 2005.

The Company also invests in both debt and equity securities of other REITs and is primarily exposed to equity price risk from adverse changes in market rates and conditions.  All securities are classified as available for sale and are carried at fair value.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Part IV, Item 15 (a) (1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2005	12/31/04	3/31/05	6/30/05	9/30/05

Rental and Occupancy Charges	$5,725,797	$6,189,649	$6,325,913	$6,270,518
Total Expenses	2,635,728	3,070,896	3,028,585	3,146,846
Other Income (Expense) (1)	(869,355)	(1,185,580)	(208,905)	(1,319,160)
Net Income	2,220,714	1,933,173	3,088,423	1,804,512
Net Income per Share	.13	.11	.17	.09

FISCAL 2004	12/31/03	3/31/04	6/30/04	9/30/04

Rental and Occupancy Charges	$5,047,924	$5,317,297	$5,453,966	$5,510,313
Total Expenses	2,410,910	2,665,121	2,477,926	2,749,403
Other Income (Expense) (1)	117,869	(565,644)	(1,187,292)	(1,718,438)
Net Income	2,754,883	2,086,532	1,788,748	1,042,472
Net Income per Share	.18	.13	.11	.05

(1)

Fluctuations are due to level of gains on securities transactions recognized in the respective quarters.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                ACCOUNTING AND FINANCIAL DISCLOSURE

On July 1, 2005, Monmouth Real Estate Investment Corporation (the Company) dismissed KPMG LLP as the Company’s independent registered public accounting firm. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company.

The audit reports of KPMG LLP on the consolidated financial statements of the Company and subsidiary as of and for the years ended September 30, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the two fiscal years ended September 30, 2004, and the subsequent interim period through July 1, 2005, there were no (1) disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events.

The Company provided KPMG LLP with a copy of the disclosure contained in Form 8-K filed on July 7, 2005 and requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

Effective as of July 1, 2005, the Company engaged the Reznick Group, P.C. as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements.  The decision to engage the Reznick Group, P.C. was approved by the Audit Committee of the Board of Directors as of such date.

ITEM 9A - CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.   All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial statement preparation and presentation.

Management assessed the Company’s internal control over financial reporting as of September 30, 2005.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2005.

Reznick Group, P.C., the Company’s independent registered public accounting firm, has issued their report on their audit of management’s assessment of the Company’s internal control over financial reporting, a copy of which is included herein.

 (c)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation:

We have audited management's assessment, included in the accompanying 10-K that Monmouth Real Estate Investment Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Monmouth Real Estate Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Monmouth Real Estate Investment Corporation maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, Monmouth Real Estate Investment Corporation maintained in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows of Monmouth Real Estate Investment Corporation, and our report dated December 5, 2005 expressed an unqualified opinion.

/s/ Reznick Group, P.C.

Baltimore, Maryland

December 5, 2005

ITEM 9B – OTHER INFORMATION

None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the Directors and Executive Officers of the Company as of September 30, 2005:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since
Anna T. Chew	47

Chief Financial Officer (1991 to present) Certified Public Accountant.  Director (1991-2004). Vice President (1995 to present) and Director (1994 to present) of United Mobile Homes, Inc., an affiliated company.  Chief Financial Officer (1991 to present of Monmouth Capital Corporation, an affiliated company.

			N/A
Daniel D. Cronheim	51	Director. Attorney at Law (1982 to present); Executive Vice President (1989 to present) and General Counsel (1983 to present) of David Cronheim Company. President (1997 to present) of David Cronheim Mortgage Company; President (2000 to present) of Cronheim Management Services, Inc. and Director (2000 to present) of Hilltop Community Bank.	1989
Neal Herstik	46	Attorney at Law, Gross, Truss & Herstik, PC (1997 to present); Director of Monmouth Capital Corporation (2002 to present); First Vice President, Marlboro Community Players, Inc., a non-profit corporation (2000 to 2002); Co-founder and former President, Manalapan-Englishtown Education Foundation, Inc., a non-profit corporation (1995 to 2001).	2004
Matthew I. Hirsch	46	Director. Attorney at law (1985 to present); Adjunct Professor of Law (1993 to present) Widener University School of Law.	2000

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since
Eugene W. Landy	71	President (1968 to present) and Director. Attorney at Law; President and Director (1961 to present) of Monmouth Capital Corporation, an affiliated company; Chairman of the Board (1995 to present), President (1969 to present) of United Mobile Homes, Inc., an affiliated company.	1968
Michael P. Landy	43

Vice President - Investments. Executive Vice President (2001 to present) of Monmouth Capital Corporation, an affiliated company;  Vice President – Investments (2001 to present) of United Mobile Homes, Inc., an affiliated company, President (1998 to  2001)  of Siam  Records, LLC;  Chief Engineer  and Technical Director (1987 to 1998)   of   GRP   Recording Company.

			N/A
Samuel A. Landy	45	Director. Attorney at Law (1985 to present); President (1995 to present), Vice President (1991 to 1995) and Director (1992 to present) of United Mobile Homes, Inc., an affiliated company; Director (1994 to 2004) of Monmouth Capital Corporation, an affiliated company.	1989
Cynthia J. Morgenstern	36	Executive Vice President and Director. Vice President (1996 to 2001) Summit Bank, Commercial Real Estate Division.	2002
Scott L. Robinson	35	Director. Associate Director of Standard & Poor’s, a global credit rating agency (1998 to present), evaluating mortgage-backed securities and REITs. Adjunct Professor at New York University, The Real Estate Institute (2003 to present).	2005

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since
Maureen E. Vecere	36

Controller (2003 to present) and Treasurer (2004 to present).  Certified Public Accountant; Audit Manager (1996-2003), KPMG LLP.  Controller (2003 to present) and Treasurer (2004 to present) of Monmouth Capital Corporation, an affiliated company.

			N/A
Peter J. Weidhorn	58	Director. Investor; Director (2000–2003) of real estate acquisitions at Kushner Companies; Chairman of the Board, President/CEO (1998-2000) WNY Group, Inc. a real estate investment trust that owned and operated 8,000 apartments prior to its sale to the Kushner Companies; Director BNP Residential Properties, Inc. (2001 to present) Director of The Community Development Trust, Inc. (2003 to present); Vice Chairman and Trustee of the Union for Reform Judaism.	2001
Stephen B. Wolgin	51	Director. Principal of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New York; Principal of the Wolgin Group (2000-2003); prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis.	2003

Family Relationships

There are no family relationships between any of the Directors or executive officers, except that Samuel A. Landy and Michael P. Landy are the sons of Eugene W. Landy, the President and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3 (a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are Peter J. Weidhorn (Chairman), Matthew I. Hirsch, and Stephen B. Wolgin.  The Company’s Board of Directors has determined that Peter J. Weidhorn is a financial expert.

Delinquent Filers

There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics (the Code of Ethics).  The Code of Ethics can be found at the Company’s website at www.mreic.com, as well as filed with the Securities Exchange Commission on December 14, 2004 with the Company’s September 30, 2004 Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 2005, 2004, and 2003 to the President and Chief Executive Officer and Executive Vice President.  There were no other executive officers whose aggregate cash compensation allocated to the Company exceeded $100,000:

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Options Granted	Other

Eugene W. Landy	2005	175,000	15,000	65,000	$78,590(1)
Chairman of the Board	2004	168,750	15,000	65,000	223,700(1)
and President	2003	150,000	30,000	65,000	94,000(1)

Cynthia J. Morgenstern	2005	172,000	15,038	50,000	33,876(2)
Executive Vice President	2004	156,250	12,654	50,000	27,749(2)
	2003	139,077	9,615	-0-	21,905(2)

(1)

Represents Director’s fees of $16,000, $16,000, and $17,500 for 2005, 2004 and 2003, respectively, paid to Mr. Landy;  accrual for pension and other benefits of $45,090, $190,200, and $59,000 for 2005, 2004 and 2003, respectively, in accordance with Mr. Landy’s employment contract;   and   legal   fees of   $17,500 for each of the years 2005, 2004 and 2003.

(2)

Represents Director’s fees, fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

Stock Option Plan

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended September 30, 2005:

					Potential Realized
		Percent	Price		Value at Assumed Annual
	Options	Granted to	Per	Expiration	Rates for Option Terms
Name	Granted	Employees	Share	Date	5%	10%

Eugene W. Landy	65,000	27%	$8.28	8/10/2013	$257,000	$615,500

Cynthia J. Morgenstern	50,000	20%	$8.28	8/10/2013	$197,700	$473,400

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at September 30, 2005:

Value of
Unexercised
Options
			Number of Unexercised	At Year-End
	Shares	Value	Options at Year-End	Exercisable/
Name	Exercised	Realized	Exercisable/Unexercisable	Unexercisable

Eugene W. Landy	65,000	$98,475	195,000/65,000	$172,250/-0-

Cynthia Morgenstern	-0-	-0-	50,000/50,000	$39,000/-0-

Employment Agreements

On January 1, 2004, Eugene W. Landy’s Employment Agreement with the Company was amended to extend for five years to December 31, 2009.  Mr. Landy’s amended Employment Agreement provides for (1) an increase in his annual base compensation from $150,000 to $175,000; (2) an increase in his severance payment from $300,000 payable $100,000 a year for three years to $500,000 payable $100,000 a year for five years; and (3) an increase from $40,000 a year to $50,000 a year of his pension benefits; and (4) an extension of three years of his pension payments commencing January 1, 2004.  Mr. Landy receives bonuses and customary fringe benefits, including health insurance and five weeks vacation.  Additionally, there will be bonuses voted by the Board of Directors.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.

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

Daniel D. Cronheim is a Director of the Company and Executive Vice President of David Cronheim Company (Cronheim).  The David Cronheim Company received $54,581 $132,185 and $14,377 in lease commissions in 2005, 2004 and 2003, respectively, and the David Cronheim Mortgage Corporation received $60,200, $-0-, and $-0- in mortgage brokerage commissions in 2005, 2004 and 2003, respectively.  Cronheim Management Services (CMS), a division of Cronheim, received the sum of $334,505, $299,392 and $258,626 in 2005, 2004 and 2003, respectively for management fees.    During 2005, the Company entered into a new management contract with CMS, which did not materially alter the contract in place since 1998 (the 1998 contract).  Under the 1998 contract, CMS received 3% of gross rental income on certain properties for management fees.  CMS provides sub-agents as regional managers for the Company’s properties and compensates them out of this management fee.  Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

Report of Board of Directors on Executive Compensation

Overview and Philosophy

The Company has a Compensation Committee consisting of two independent outside Directors.  This Committee is responsible for making recommendations to the Board of Directors concerning compensation.  The Compensation Committee takes into consideration three major factors in setting compensation.

The first consideration is the overall performance of the Company.  The Board believes that the financial interests of the executive officers should be aligned with the success of the Company and the financial interests of its shareholders.  Increases in funds from operations, the enhancement of the Company’s equity portfolio, and the success of the Dividend Reinvestment and Stock Purchase Plan all contribute to increases in stock prices, thereby maximizing shareholders’ return.

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

Evaluation

The Company’s funds from operations continue to increase.  The Committee reviewed the growth of the Company and progress made by Eugene W. Landy, Chief Executive Officer and whether his accomplishments met the bonus goals outlined in his employment contract.  His base compensation under his amended contract was increased in 2004 to $175,000 per year, and his bonus for 2005 was $15,000.

Compensation Committee:

Matthew I. Hirsch

Stephen P. Wolgin

 Comparative Stock Performance

The following line graph compares the total return of the Company’s common stock for the last five fiscal years to the NAREIT All REIT Total Return Index, published by the National Association of Real Estate Investment Trusts (NAREIT), and the S&P 500 Index for the same period.  The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices.  The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.

	2000	2001	2002	2003	2004	2005

Monmouth Real Estate Investment Corp	100	137	169	212	233	246
NAREIT Composite Index	100	114	125	158	198	243
S&P 500	100	73	58	73	83	92

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of the Company’s Common Stock (the Shares) as of September 30, 2005 by:

•

each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;

•

the Company’s directors;

•

the Company’s executive officers; and

•

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o Monmouth Real Estate Investment Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of September 30, 2005 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Shares Outstanding(2)
Oakland Financial Corporation 34200 Mound Road Sterling Heights, Michigan 48310	1,557,006	(4)	8.27%
Palisade Concentrated Equity Partnership, L.P. One Bridge Plaza Fort Lee, New Jersey 07024	1,505,662	(3)	7.99%
Teachers Advisors, Inc. 730 Third Avenue New York, NY 10017	656,000	(5)	3.48%
Anna T. Chew	150,785	(6)	*
Daniel D. Cronheim	67,026	(7)	*
Neal Herstik	5,200	(8)	*
Matthew I. Hirsch	46,976	(9)	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Shares Outstanding(2)
Eugene W. Landy	1,023,797	(10)	5.38%

Samuel A. Landy	246,989	(11)	1.31%

Michael P. Landy	81,473	(12)	*

Cynthia J. Morgenstern	107,699	(13)	*

Maureen E. Vecere	15,223	(14)	*

Peter J. Weidhorn	105,370		*

Stephen B. Wolgin	8,786	(15)	*

Directors and Officers as a group	1,859,324		9.66%

*Less than 1%.

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)

Based on the number of Shares outstanding on September 30, 2005, which was 18,833,367 Shares.

(3)

Based upon Form 13F dated November 14, 2005, filed with the SEC by Palisade Capital Management, LLC, which indicates that Palisade has sole voting and dispositive power with respect to 1,505,662 Shares.

(4)

Based upon Schedule 13D dated June 10, 2005,  from Oakland Financial Corporation (“Oakland”), Liberty Bell Agency, Inc. (“Liberty Bell”), and Cherokee Insurance Company (“Cherokee”), as of June 10, 2005, Oakland owns 91,759, Liberty Bell owns 597,542 and Cherokee owns 867,705.  This filing with the SEC by Oakland indicates that Oakland shares voting and dispositive power with respect to those Shares with Liberty Bell and Cherokee, both of which are wholly-owned subsidiaries of Oakland.  Matthew T. Moroun is the Chairman of the Board and controlling stockholder of Oakland, Liberty Bell and Cherokee.

(5)

Based upon Schedule 13F dated October 12, 2005, filed with the SEC by Teachers Advisors, Inc., which indicates that Teachers has sole voting and dispositive power with respect to 656,000 Shares.

(6)

Includes (a) 36,493 Shares owned jointly with Ms. Chew’s husband; and (b) 14,292 Shares held in Ms. Chew’s 401(k) Plan.  As a co-trustee of the UMH 401(k), Ms. Chew has shared voting power over the Shares held by the UMH 401(k).  She, however, disclaims beneficial ownership of all of the Shares held by the UMH 401(k), except for the 14,292 Shares held by the UMH 401(k) for her benefit.  Includes 100,000 Shares issuable upon exercise of a Stock Option.  Excludes 50,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until August 10, 2006.

(7)

Includes 15,000 Shares issuable upon exercise of a Stock Option.

(8)

Includes 5,000 Shares issuable upon the exercise of a Stock Option.

(9)

Includes 35,976 Shares owned jointly with Mr. Hirsch’s wife and 11,000 Shares issuable upon exercise of a Stock Option.

(10)

Includes (a) 95,351 Shares owned by Mr. Landy’s wife; (b) 161,764 Shares held in the E.W. Landy Profit Sharing Plan of which Mr. Landy is a trustee and has shared voting and dispositive power; (c) 126,585 Shares held in the E.W. Landy Pension Plan over which Mr. Landy has shared voting and dispositive power; and (d) 60,000 Shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, over which Mr. Landy has shared voting and dispositive power.  Includes 195,000 Shares issuable upon the exercise of stock options.    Excludes 65,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until August 10, 2006.

(11)

Includes (a) 7,222 Shares owned by Mr. Landy’s wife; (b) 83,172 Shares held in custodial accounts for Mr. Landy’s minor children under the New Jersey Uniform Transfers to Minors Act with respect to which he disclaims any beneficial interest but he has sole dispositive and voting power; (c) 1,000 Shares in the Samuel Landy Family Limited Partnership; and (d) 34,456 Shares held in the UMH 401(k) Plan.  As a co-trustee of the UMH 401(k), Mr. Landy has shared voting power over the Shares held by the UMH 401(k).  He, however, disclaims beneficial ownership of all of the Shares held by the UMH 401(k), except for the 34,456 Shares held by the UMH 401(k) for his benefit.  Includes 15,000 Shares issuable upon the exercise of stock options.

(12)

Includes 1,012 Shares held in Mr. Landy’s 401(k) Plan over which he has sole dispositive power.  Includes (a) 9,295 Shares owned by Mr. Landy’s wife; and (b) 61,550 Shares held in custodial accounts for Mr. Landy’s minor children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote.  Excludes 25,000 Shares issuable upon the exercise of a Stock Option, which stock option is not exercisable until August 10, 2006.

(13)

Includes 1,541 Shares held in Ms. Morgenstern’s 401(k) plan over which she has sole dispositive power.  Includes 50,000 Shares issuable upon the exercise of a Stock Option.  Excludes 50,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until August 10, 2006.

(14)

Includes 163 Shares held in Ms. Vecere’s 401(k) Plan over which she has sole dispositive power.  Includes 15,000 Shares issuable upon the exercise of a Stock Option. Excludes 25,000 Shares issuable upon the exercise of a Stock Option, which stock option is not exercisable until August 10, 2006.

(15)

Includes 900 Shares owned by Mr. Wolgin’s wife.

There are no equity compensation plans other than the 1997 Stock Option Plan.  See Note No. 10 in the Notes to the Consolidated Financial Statements for a description of that plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and related party transactions are incorporated herein by reference to Item 15 (a) (1) (IV) Note No. 12 of the Notes to the Consolidated Financial Statements - Related Party Transactions.

ITEM 14  - PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP (KPMG) served as the Company’s independent registered public accountants for the years ended September 30, 2004 and 2003 and the first two quarters of fiscal 2005.  The following are the fees billed by KPMG in connection with services rendered:

	2005	2004

Audit Fees	$32,500	$59,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	39,000
All Other Fees	-0-	-0-
Total Fees	$32,500	$98,000

Reznick Group (Reznick) served as the Company’s independent registered public accountants for the year ended September 30, 2005.  The following are fees billed by and accrued to Reznick in connection with services rendered:

	2005	2004

Audit Fees	$130,000	$-0-
Audit Related Fees	-0-	-0-
Tax Fees	30,000	-0-
All Other Fees	-0-	-0-
Total Fees	$160,000	$-0-

Audit fees include professional services rendered for the audit of the Company’s annual financial statements, management’s assessment of internal controls, and reviews of financial statements included in the Company’s quarterly reports on Form 10-Q.  Audit fees also include services that are normally provided by the Company’s independent auditors in connection with statutory and regulatory filings, such as consents and assistance with and review of documents filed with the Securities and Exchange Commission.  This fiscal year was the first year the Company was subject to the Sarbanes – Oxley Act Section 404 concerning internal controls.

Tax fees include professional services rendered for the preparation of the Company’s federal and state corporate tax returns and supporting schedules as may be required by the Internal Revenue Service and applicable state taxing authorities.  Tax fees also include other work directly affecting or supporting the payment of taxes, including planning and research of various tax issues.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by the Company’s principal independent accountants.  The policy requires that all services provided by our independent registered public accountants to the Company, including audit services, audit-related services, tax services and other services, must be pre-approved by the Committee.  The pre-approval requirements do not prohibit day-to-day normal tax consulting services, which matters will not exceed $10,000 in the aggregate.

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining KPMG and Reznick’s independence.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE(S)

(a) (1) The following Financial Statements are filed as part of this report:

(i) (a) Report of Independent Registered Public Accounting Firm	50
(b) Report of Independent Registered Public Accounting Firm	51

(ii) Consolidated Balance Sheets as of September 30, 2005 and 2004	52

(iii) Consolidated Statements of Income for the years ended September 30, 2005, 2004 and 2003	53

(iv) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2005, 2004 and 2003	54-55

(v) Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003	56

(vi) Notes to the Consolidated Financial Statements	57-83

(a) (2) The following Financial Statement Schedule is filed as part of this report:

(i) Schedule III - Real Estate and Accumulated Depreciation as of September 30, 2005	84-88

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the Consolidated Financial Statements or Notes hereto.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (3)	Exhibits

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

(i)  Employment Agreement with Mr. Eugene W. Landy dated December 9, 1994 is incorporated by reference to that filed with the Company’s Form 10-K filed with The Securities and Exchange Commission on December 28, 1994.

(ii) Amendment to Employment agreement with Mr. Eugene W. Landy dated November 5, 2003 is incorporated by reference to that filed with the Securities Exchange Committee on April 1, 2004 in the 2004 proxy (Registration No. 000-04248).

(iii) Employment Agreement with Cynthia J. Morgenstern dated January 15, 2004, as amended September 16, 2004 is incorporated by reference to that filed with the Securities Exchange Commission on December 14, 2004 (Registration No. 000-04248).

(14)	Reference is hereby made to the Code of Business Conduct and Ethics filed with the Securities Exchange Commission on December 14, 2004 with the 2004 Form 10-K (Registration No. 000-04258) .

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(23.1)	Consent of KPMG LLP.

(23.2)	Consent of Reznick Group.

(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Audit Committee Charter

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation:

We have audited the accompanying consolidated balance sheet of Monmouth Real Estate Investment Corporation and subsidiaries as of September 30, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the year ended September 30, 2005.  In connection with our audit of the consolidated financial statements, we also have audited the financial schedule of real estate and accumulated depreciation.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation and subsidiaries as of September 30, 2005 and the results of their operations and their cash flows for the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.   Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Monmouth Real Estate Investment Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 5, 2005 expressed an unqualified opinion on management’s assessment of, and an opinion on the effective operation of, internal control over financial reporting.

/s/  Reznick Group,  P.C.

Baltimore, Maryland

December 5, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation:

We have audited the consolidated balance sheets of Monmouth Real Estate Investment Corporation and subsidiary as of September 30, 2004 and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation and subsidiary as of September 30, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

December 3, 2004

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

ASSETS

    2005

                 2004

Real Estate Investments:
Land	$34,990,713	$30,426,213
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $26,026,153 and $21,475,811, respectively	156,753,760	136,453,595
Total Real Estate Investments	191,744,473	166,879,808

Cash and Cash Equivalents	5,922,954	925,015
Securities Available for Sale at Fair Value	13,789,400	23,084,270
Tenant and Other Receivables	704,979	792,445
Deferred Rent Receivable	1,043,083	914,875
Prepaid Expenses	139,850	87,816
Financing Costs, net of Accumulated Amortization of $537,234 and $478,469, respectively	1,466,951	1,287,731
Lease Costs, net of Accumulated Amortization of $203,287 and $166,474, respectively	241,696	254,792
Investments in Hollister '97, LLC	-0-	900,399
Intangible Assets, net of Accumulated Amortization of $197,430 and -0-, respectively	2,426,570	-0-
Other Assets	361,446	360,511

TOTAL ASSETS	$217,841,402	$195,487,662

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage Notes Payable	$111,968,518	$97,530,963
Loans Payable	-0-	2,623,099
Accounts Payable and Accrued Expenses	1,312,484	1,429,258
Other Liabilities	2,000,159	996,502
Total Liabilities	115,281,161	102,579,822

Shareholders' Equity:
Common Stock - $.01 Par Value, 20,000,000 Shares Authorized; 18,833,367 and 17,290,323 Shares Issued and Outstanding as of September 30, 2005 and 2004, respectively	188,334	172,903
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	103,121,873	92,262,871
Accumulated Other Comprehensive Income	451,597	1,688,004
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,215,938)
Undistributed Income	-0-	-0-
Total Shareholders' Equity	102,560,241	92,907,840

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$217,841,402	$195,487,662

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2005	2004	2003
INCOME:
Rental and Occupancy Charges	$24,511,877	$21,329,500	$19,641,111

EXPENSES:
Management Fees	334,505	299,392	258,626
Real Estate Taxes	3,637,803	3,024,887	2,723,815
Professional Fees	76,970	90,851	278,823
Operating Expenses	1,191,986	924,825	904,316
Office and General Expense	1,900,799	1,726,878	1,517,624
Director Fees	189,650	190,706	188,650
Depreciation	4,550,342	4,045,821	3,560,146

TOTAL EXPENSES	11,882,055	10,303,360	9,432,000

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,525,325	1,801,107	1,688,448
Gain on Securities Transactions, net	1,541,952	1,714,395	1,018,862
Income from Equity Investment	82,500	110,000	110,000
Gain on Dissolution of Equity Investment	1,269,179	-0-	-0-
Interest Expense	(8,001,956)	(6,979,007)	(6,906,078)

TOTAL OTHER INCOME (EXPENSE)	(3,583,000)	(3,353,505)	(4,088,768)

NET INCOME	$9,046,822	$7,672,635	$6,120,343

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	17,967,360	16,206,433	13,844,056
Diluted	18,033,488	16,290,284	13,872,650

PER SHARE INFORMATION:
NET INCOME – PER SHARE
BASIC AND DILUTED	$ .50	$ .47	$ .44

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003

				Loans to Officers,
			Additional	Directors
	Common Stock Issued		Paid-In	And Key
	Number	Amount	Capital	Employees

Balance September 30, 2002	12,132,748	$121,327	$58,388,761	$(1,350,001)
Shares Issued in Connection with the Dividend Reinvestment and Stock Purchase Plan	1,691,148	16,911	11,870,958	-0-
Shares Issued in Connection with a Private Placement (net of offering costs of $106,826)	1,257,253	12,573	8,205,502	-0-
Shares Issued through the Exercise of Stock Options	9,500	95	52,780	-0-
Distributions	-0-	-0-	(1,867,281)	-0-
Payments on Loans to Officers, Directors and Key Employees	-0-	-0-	-0-	25,000
Net Income	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	6,825	-0-
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-

Balance September 30, 2003	15,090,649	150,906	76,657,545	(1,325,001)
Shares Issued in Connection with the Dividend Reinvestment and Stock Purchase Plan	1,568,174	15,682	12,516,859	-0-
Shares Issued in Connection with a Private Placement (net of offering costs of $67,993	500,000	5,000	3,977,007	-0-
Shares Issued through the Exercise of Stock Options	131,500	1,315	829,390	-0-
Distributions	-0-	-0-	(1,754,280)	-0-
Payments on Loans to Officers, Directors and Key Employees	-0-	-0-	-0-	109,063
Net Income	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	36,350	-0-
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-

Balance September 30, 2004	17,290,323	172,903	92,262,871	(1,215,938)
Shares Issued in Connection with the Dividend Reinvestment and Stock Purchase Plan	1,435,044	14,351	11,437,825	-0-
Shares Issued through the Exercise of Stock Options	108,000	1,080	740,235	-0-
Distributions	-0-	-0-	(1,410,040)	-0-
Payments on Loans to Officers, Directors and Key Employees	-0-	-0-	-0-	14,375
Net Income	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	90,982	-0-
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Balance September 30, 2005	18,833,367	$188,334	$103,121,873	$(1,201,563)

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003, CONT’D.

		Accumulated
		Other	Total
	Undistributed	Comprehensive	Shareholders’	Comprehensive
	Income	Income (Loss)	Equity	Income

Balance September 30, 2002	$ -0-	$1,844,929	$59,005,016
Shares Issued in Connection with the Dividend Reinvestment and Stock Purchase Plan	-0-	-0-	11,887,869
Shares Issued in Connection with a Private Placement (net of offering costs of $106,826)	-0-	-0-	8,218,075
Shares Issued through the Exercise of Stock Options	-0-	-0-	52,875
Distributions	(6,120,343)	-0-	(7,987,624)
Payments on Loans to Officers, Directors and Key Employees	-0-	-0-	25,000
Net Income	6,120,343	-0-	6,120,13	$6,120,343
Stock Based Compensation Expense	-0-	-0-	6,825
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	984,910	984,910	984,910

Balance September 30, 2003	-0-	2,829,839	78,313,289	$7,105,253
Shares Issued in Connection with the Dividend Reinvestment and Stock Purchase Plan	-0-	-0-	12,532,541
Shares Issued in Connection with a Private Placement (net of offering costs of $67,993)	-0-	-0-	3,982,007
Shares Issued through the Exercise of Stock Options	-0-	-0-	830,705
Distributions	(7,672,635)	-0-	(9,426,915)
Payments on Loans to Officers, Directors and Key Employees	-0-	-0-	109,063
Net Income	7,672,635	-0-	7,672,635	$7,672,635
Stock Based Compensation Expense	-0-	-0-	36,350
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	(1,141,835)	(1,141,835)	(1,141,835)

Balance September 30, 2004	-0-	1,688,004	92,907,840	$6,530,800
Shares Issued in Connection with the Dividend Reinvestment and Stock Purchase Plan	-0-	-0-	11,452,176
Shares Issued through the Exercise of Stock Options	-0-	-0-	741,315
Distributions	(9,046,822)	-0-	(10,456,862)
Payments on Loans to Officers, Directors and Key Employees	-0-	-0-	14,375
Net Income	9,046,822	-0-	9,046,822	$9,046,822
Stock Based Compensation Expense	-0-	-0-	90,982
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	(1,236,407)	(1,236,407)	(1,236,407)
Balance September 30, 2005	$ -0-	$451,597	$102,560,241	$7,810,415

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,046,822	$7,672,635	$ 6,120,343
Noncash Items Included in Net Income:
Depreciation	4,550,342	4,045,821	3,560,146
Amortization	473,388	280,205	253,786
Stock Based Compensation Expense	90,982	36,350	6,825
Gain on Securities Transactions, net	(1,541,952)	(1,744,630)	(1,018,862)
Gain on Dissolution of Equity Investment	(1,269,179)	-0-	-0-

Changes in:
Tenant, Deferred Rent & Other Receivables	(40,742)	(76,942)	(455,651)
Prepaid Expenses	(52,034)	29,634	(79,776)
Other Assets & Lease Costs	(89,234)	(391,570)	723,574
Accounts Payable, Accrued Expenses & Other Liabilities	260,883	533,907	615,513
NET CASH PROVIDED FROM OPERATING ACTIVITIES	11,429,276	10,385,410	9,725,898

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(31,188,507)	(17,656,561)	(26,200,000)
Capital Improvements & Purchases of Equipment	(224,500)	(498,733)	(1,023,225)
Proceeds from Dissolution of Equity Investment	2,169,578	-0-	-0-
Purchase of Securities Available for Sale	(2,290,363)	(8,033,630)	(16,286,262)
Proceeds from Sale of Securities Available for Sale	11,890,778	10,973,706	8,092,425

NET CASH USED IN INVESTING ACTIVITIES	(19,643,014)	(15,215,218)	(35,417,062)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Mortgages	20,478,267	12,800,000	19,100,000
Proceeds from Loans	36,317,946	19,704,069	20,972,865
Principal Payments on Mortgages	(6,040,712)	(6,178,336)	(6,410,864)
Principal Payments of Loans	(38,941,045)	(29,405,896)	(19,423,406)
Financing Costs on Debt	(353,783)	(262,971)	(366,642)
Proceeds from Issuance of Common Stock	7,495,056	12,982,710	16,777,987
Proceeds from Exercise of Options	741,315	830,705	52,875
Dividends Paid	(6,499,742)	(5,895,077)	(4,659,667)
Payments on Loans to Officers, Directors and Key Employees	14,375	109,063	25,000

NET CASH PROVIDED FROM FINANCING ACTIVITIES	13,211,677	4,684,267	26,068,148

Net (Decrease) Increase in Cash and Cash Equivalents	4,997,939	(145,541)	376,984
Cash and Cash Equivalents at Beginning of Year	925,015	1,070,556	693,572

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,922,954	$ 925,015	$1,070,556

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING         POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation and its wholly-owned subsidiary, MRC I LLC (the Company) operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  As of September 30, 2005 and 2004, rental properties consist of thirty-nine and thirty-four commercial holdings, respectively.  These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland, Arizona, Colorado, South Carolina, Georgia, and Alabama.  The Company also owns a portfolio of investment securities.

On May 15, 2003, Monmouth Real Estate Investment Corporation changed its state of incorporation from Delaware to Maryland (the Reincorporation).

On February 8, 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MREIC Financial, Inc.  MREIC Financial, Inc. had no activity during fiscal year 2005.

Use of Estimates

In preparing the financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly-owned subsidiaries.  In 2001, the Company formed a wholly-owned subsidiary, MRC I, LLC (a Wisconsin limited liability company) to purchase the Cudahy, Wisconsin property and in 2005, the Company formed MREIC Financial, Inc., a taxable REIT subsidiary.   All intercompany transactions and balances have been eliminated in consolidation.

Buildings, Improvements and Equipment

Buildings, improvements and equipment are stated at the lower of depreciated cost or net realizable value.  Depreciation is computed based on the straight-line method over the estimated useful lives of the assets utilizing a half-year convention in the year of purchase.  These lives range from 5 to 40 years.  The Company has an undivided 2/3 interest in a shopping center located in Somerset, NJ.  The Company is entitled to its proportional share of income from the property and is severally liable for its proportional share of expenses and liabilities. The Company accounts for its undivided interest based upon its pro rata share of assets, liabilities, revenues and expenses.  If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property’s current carrying value.  A property’s carrying value would be adjusted to fair value, if necessary, to reflect impairment in the value of the property.

Acquisitions

The Company records direct costs and deposits associated with potential acquisitions to Other Assets.  Upon closing of the acquisition, the costs are reclassified to real estate investments.  The costs are expensed if the acquisition is not consummated.

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

The purchase price is further allocated to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the respective tenant.  Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles is amortized to expense over the remaining lease term.  If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions above and below market leases and the in-place lease value is immediately charged to expense.

Investment in Hollister ‘97, LLC

The Company owned a 25% investment in Hollister ‘97, LLC (the LLC) and accounted for the investment under the equity method.  Under the equity method, the initial investment was recorded at cost.  The carrying amount of the investment was increased or decreased to reflect the Company’s share of income or loss and was also reduced to reflect any dividends received.  An unrelated New Jersey limited partnership owned the remaining 75%.  During 2005, the LLC sold the Hollister Corporate Park.  The Company simultaneously withdrew from the LLC.  Upon withdrawal, the Company received $2,169,578 resulting in a gain of $1,269,179.

Securities Available for Sale

The Company classifies its securities among three categories:  Held-to-maturity, trading and available-for-sale. The Company’s securities at September 30, 2005 and 2004 are all classified as available-for-sale and are carried at fair value based on quoted market prices.  Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  Any impairment would be charged to earnings and a new cost basis for the security established.

Derivative Financial Instruments

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

Cash Equivalents

Cash and cash equivalents include all cash and investments with an original maturity of three months or less. The Company maintains its cash in bank accounts in amounts that may exceed federally insured limits.  The Company has not experienced any losses in these accounts in the past and does not believe that it is exposed to significant credit risk.

Intangible Assets, Lease Costs and Financing Costs

Costs incurred in connection with the execution of leases are deferred and are amortized over the term of the respective leases.  Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms.  Costs incurred in connection with obtaining mortgages and other financings and refinancing are deferred and are amortized over the term of the related obligations.  Unamortized costs are charged to expense upon prepayment of the obligation.  Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases.  Upon termination of a lease, the unamortized portion is immediately charged to expense.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (17,967,360, 16,206,433, and 13,844,056 in 2005, 2004 and 2003, respectively).  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (18,033,488, 16,290,284, and 13,872,650 in 2005, 2004 and 2003, respectively).  Options in the amount of 66,128, 83,851 and 28,594 are included in the diluted weighted average shares outstanding for 2005, 2004 and 2003, respectively.

Stock Option Plan

Prior to October 1, 2002 the Company’s stock option plan was accounted for under the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.  As such, compensation expense was recorded on the date of grant only if the current market price on the underlying stock exceeded the exercise price.  Included in Note No. 10 to these Consolidated Financial Statements are the assumptions and methodology for the pro forma disclosures required by Statement of Financial Accounting Standards  No. 123, “Accounting for Stock-Based Compensation,” detailed below which assumes the fair value based method of accounting had been adopted for all periods presented.

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on October 1, 2002.  Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148. “Accounting for Stock Based Compensation, Transition and Disclosure”, compensation costs of $90,982, $36,350 and $6,825 have been recognized in 2005, 2004 and 2003, respectively, as follows:

	2005	2004	2003

Net income prior to stock based compensation expense	$9,137,804	$7,708,985	$6,127,168
Stock based compensation expense	(90,982)	(36,350)	(6,825)
Net income as reported	9,046,822	7,672,635	6,120,343
Compensation expenses if the fair value method had been applied to grants in 2002	(-0-)	(-0-)	(29,250)

Net Income Pro forma	$9,046,822	$7,672,635	$6,091,093

Net Income Per Share – As Reported Basic and Diluted	$ .50	$ .47	$ .44

Net Income Per Share – Pro Forma Basic and Diluted	$ .50	$ .47	$ .44

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

New Accounting Pronouncements

On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s (FASB) Statement of Financial Accounting Standards No. 123 (revision 2004), Share-Based Payment (Statement No. 123R).  The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers.  The Commission’s new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard.

In May of 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Correction (Statement No. 154).  This standard is a replacement of Accounting Policy Board Opinion No. 20 and FASB Standard No. 3.  Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred.  In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines.  This new standard is effective for fiscal years beginning after December 14, 2005.

In June 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When Limited Partners Have Certain Rights.  EITF No. 04-05 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships.  Under EITF No. 04-05, the general partner’s control of a venture would be overcome if the limited partners have either “kick-out rights” (the right to dissolve or liquidate the venture or otherwise remove the general partner “without cause”) or “participating rights” (the right to effectively participate in significant decisions made in the ordinary course of the ventures business.

NOTE 2 – REAL ESTATE INVESTMENTS

The  following  is  a  summary  of  the  cost  and  accumulated  depreciation  of  the  Company's  land,  buildings, improvements and equipment at September 30, 2005 and 2004:

			Buildings,
			Improvements,	Accumulated
September 30, 2005		Land	And Equipment	Depreciation

NEW JERSEY;
Freehold Corporate Office	Equipment	$-0-	$50,469	$18,101
Ramsey	Industrial Building	52,639	1,361,358	832,610
Somerset (1)	Shopping Center	55,182	1,174,512	1,023,011
South Brunswick	Industrial Building	1,128,000	4,386,885	1,761,238
PENNSYLVANIA:
Monaca	Industrial Park	330,772	2,168,394	1,564,062
NEW YORK
Orangeburg	Industrial Building	694,720	2,985,695	1,218,084
NORTH CAROLINA:
Fayetteville	Industrial Building	172,000	4,491,993	976,039
Greensboro	Industrial Building	327,100	1,868,700	738,275
Monroe	Industrial Building	500,000	4,981,022	446,996
Winston-Salem	Industrial Building	980,000	5,652,206	504,282
MISSISSIPPI:
Jackson	Industrial Building	218,000	1,357,269	499,281
Richland	Industrial Building	211,000	1,267,000	355,160
MASSACHUSETTS:
Franklin	Industrial Building	566,000	4,163,000	1,224,337
KANSAS:
Wichita	Industrial Building	268,000	1,543,696	452,251
Edwardsville	Industrial Building	1,185,000	5,815,148	372,735
IOWA:
Urbandale	Industrial Building	310,000	1,768,565	519,356
MISSOURI:
Liberty	Industrial Building	723,000	6,519,412	1,252,896
O’Fallon	Industrial Building	264,000	3,329,811	890,864
St. Joseph	Industrial Building	800,000	11,753,964	1,356,158
VIRGINIA:
Charlottesville	Industrial Building	1,170,000	2,845,000	474,162
Richmond	Industrial Building	1,160,000	6,416,305	742,363
ILLINOIS:
Burr Ridge	Industrial Building	270,000	1,253,679	238,035
Schaumburg	Industrial Building	1,039,800	3,694,320	805,143
Granite City	Industrial Building	340,000	12,046,675	1,081,066
Elgin	Industrial Building	1,280,000	5,529,488	496,216
MICHIGAN:
Romulus	Industrial Building	531,000	3,665,961	706,840
FLORIDA:
Jacksonville	Industrial Building	1,165,000	4,687,918	784,560
Ft. Myers	Industrial Building	1,910,000	2,533,575	161,719
Tampa	Industrial Building	5,000,000	12,660,003	487,338
NEBRASKA:
Omaha	Industrial Building	1,170,000	4,425,500	737,548
OHIO:
Union Township	Industrial Building	695,000	4,362,803	510,615
CONNECTICUT:
Newington	Industrial Building	410,000	2,966,486	342,376
WISCONSIN:
Cudahy	Industrial Building	980,000	5,139,321	594,813
MARYLAND:
Beltsville	Industrial Building	3,200,000	5,958,773	687,525
ARIZONA:
Tolleson	Industrial Building	1,320,000	13,329,000	854,384
COLORADO
Denver	Industrial Building	1,150,000	3,890,300	49,876

			Buildings,
			Improvements,	Accumulated
September 30, 2005 (cont’d)		Land	And Equipment	Depreciation

SOUTH CAROLINA
Hanahan (Norton)	Industrial Building	$1,129,000	$11,831,321	$151,678
Hanahan (FDX)	Industrial Building	930,000	3,426,362	43,928
GEORGIA
Augusta	Industrial Building	613,000	3,025,505	38,789
ALABAMA
Huntsville	Industrial Building	742,500	2,452,519	31,443
Total at September 30, 2005		$34,990,713	$182,779,913	$26,026,153

(1)  This represents the Company's 2/3 undivided interest in the property.

September 30, 2004

NEW JERSEY;
Freehold Corporate Office	Equipment	$-0-	$50,469	$8,009
Ramsey	Industrial Building	52,639	1,358,148	788,787
Somerset (1)	Shopping Center	55,182	1,155,061	977,298
South Brunswick	Industrial Building	1,128,000	4,386,885	1,602,808
PENNSYLVANIA:
Monaca	Industrial Park	330,772	2,146,214	1,463,946
NEW YORK
Orangeburg	Industrial Building	694,720	2,977,372	1,122,575
NORTH CAROLINA:
Fayetteville	Industrial Building	172,000	4,485,245	860,041
Greensboro	Industrial Building	327,100	1,868,700	679,016
Monroe	Industrial Building	500,000	4,981,022	319,283
Winston-Salem	Industrial Building	980,000	5,610,000	359,600
MISSISSIPPI:
Jackson	Industrial Building	218,000	1,350,187	451,739
Richland	Industrial Building	211,000	1,267,000	322,666
MASSACHUSETTS:
Franklin	Industrial Building	566,000	4,148,000	1,116,725
KANSAS:
Wichita	Industrial Building	268,000	1,542,245	411,662
Edwardsville	Industrial Building	1,185,000	5,815,148	223,635
IOWA:
Urbandale	Industrial Building	310,000	1,760,736	473,428
MISSOURI:
Liberty	Industrial Building	723,000	6,510,546	1,085,004
O’Fallon	Industrial Building	264,000	3,309,000	804,526
St. Joseph	Industrial Building	800,000	11,753,964	1,054,790
VIRGINIA:
Charlottesville	Industrial Building	1,170,000	2,845,000	401,214
Richmond	Industrial Building	1,160,000	6,416,305	577,327
ILLINOIS:
Burr Ridge	Industrial Building	270,000	1,236,599	206,044
Schaumburg	Industrial Building	1,039,800	3,694,320	710,421
Granite City	Industrial Building	340,000	12,046,675	772,484
Elgin	Industrial Building	1,280,000	5,529,488	354,440
MICHIGAN:
Romulus	Industrial Building	531,000	3,665,961	612,845
FLORIDA:
Jacksonville	Industrial Building	1,165,000	4,682,029	661,442
Ft. Myers	Industrial Building	1,910,000	2,499,093	96,117
Tampa	Industrial Building	5,000,000	12,656,561	162,286
NEBRASKA:
Omaha	Industrial Building	1,170,000	4,425,500	624,081
OHIO:
Union Township	Industrial Building	695,000	4,362,353	398,753
CONNECTICUT:
Newington	Industrial Building	410,000	2,966,486	266,090
WISCONSIN:
Cudahy	Industrial Building	980,000	5,139,321	459,358
MARYLAND:
Beltsville	Industrial Building	3,200,000	5,958,773	534,742
ARIZONA:
Tolleson	Industrial Building	1,320,000	13,329,000	512,629
Total at September 30, 2004		$30,426,213	$157,929,406	$21,475,811

(1)  This represents the Company's 2/3 undivided interest in the property.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Fiscal 2005

On October 28, 2004, the Company purchased a 60,361 square foot industrial building in Denver, Colorado.  The building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of Federal Express Corporation (FDX) for ten years.  The purchase price including closing costs was approximately $5,125,000.  The Company paid approximately $75,000 in cash, obtained a mortgage of $3,625,000, and obtained $1,425,000 from its margin loan.  The mortgage is payable at a fixed rate of 6.07% and matures on November 1, 2019.   Management estimated that the value allocated to the lease in-place at purchase was approximately $90,000.

On December 6, 2004, the Company purchased a 306,000 square foot industrial building in Hanahan, South Carolina.  The building is 100% net-leased to Norton McNaughton of Squire, Inc. for thirteen years.  The purchase price including closing costs was approximately $14,000,000.  The Company paid $200,000 in cash, assumed a mortgage of $8,333,267 and obtained $5,122,500 from its line of credit.  The mortgage is payable at a fixed rate of 7.36% and matures on May 1, 2017.   Management estimated that the value allocated to the lease in-place at purchase was approximately $1,524,000 and that the value allocated to the lease at below market rent was a liability of approximately $626,000.

On December 30, 2004, the Company purchased a 54,286 square foot industrial building in Hanahan, South Carolina.  The building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of FDX for ten years.  The purchase price including closing costs was approximately $4,800,000.  The Company paid $100,000 in cash, obtained $4,200,000 from its line of credit and $500,000 from its margin loan.  In January 2005, the Company obtained a mortgage of $3,485,000 at a fixed rate of 5.54% which matures January 21, 2020.    The Company used the proceeds of the mortgage to pay down its line of credit.  Management estimated that the value allocated to the lease in-place at purchase was approximately $400,000.

On January 17, 2005, the Company purchased a 38,210 square foot industrial building in Augusta, Georgia.  The building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of FDX for ten years.  The purchase price including closing costs was approximately $3,800,000. The Company paid approximately $200,000 in cash and obtained $3,600,000 from its line of credit.  In January 2005, the Company obtained a mortgage of $2,535,000, at a fixed rate of 5.54% which matures on January 27, 2020.  The Company used the proceeds of the mortgage to pay down its line of credit.  Management estimated that the value allocated to the lease in-place at purchase was approximately $210,000.

On March 3, 2005, the Company purchased a 56,698 square foot industrial building in Huntsville, Alabama.  The building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of FDX for ten years.  The purchase price including closing costs was approximately $3,600,000.  The Company paid approximately $1,100,000 in cash, and obtained a mortgage of $2,500,000.  The mortgage is at a fixed rate of 5.50% and matures on March 1, 2020.    Management estimated that the value allocated to the lease in-place at purchase was approximately $400,000.

At September 30, 2005, the Company was committed to purchase two industrial properties for approximately $14,200,000.  The Company anticipates the closing to occur in the first fiscal quarter of 2006.

Fiscal 2004

On February 23, 2004, the Company purchased a 170,779 square foot industrial building in Tampa, Florida.  This building is 100% net-leased to FedEx Ground Package System, Inc., a subsidiary of FDX, for 15 years.  The purchase price including closing costs was approximately $17,657,000.  The Company paid approximately $400,000 in cash, obtained a mortgage of $12,800,000, and obtained $4,500,000 from its margin loan.  The mortgage payable is at a rate of 6% and matures on March 1, 2019.

NOTE 4 – OTHER ASSETS

Other Assets consists mainly of deposits and other costs related to pending acquisitions and unrealized gain on open futures contracts.

NOTE 5 – INVESTMENT IN HOLLISTER ’97, LLC

On June 27, 2005, Hollister ’97, LLC (Hollister) sold Hollister Corporate Park for a selling price of approximately $13,800,000.  Simultaneous with the sale, the Company withdrew from Hollister.  Upon withdrawal, the Company received $2,169,578, resulting in a gain of $1,269,179, which has been included in income from equity investment.

NOTE 6 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company has approximately 4,250,000 square feet of property, of which approximately 1,433,000 square feet or 34% is leased to Federal Express Corporation and subsidiaries (12% to FDX and 22% to FDX subsidiaries) and approximately 230,000 square feet, or 5%, is leased to Keebler Company.   Rental and occupancy charges from Federal Express Corporation and subsidiaries totaled approximately $10,407,000, $8,252,000 and $7,205,000 for the years ended September 30, 2005, 2004 and 2003, respectively.  Rental and occupancy charges from Keebler Company, (a subsidiary of the Kellogg Company) totaled approximately $1,631,000, $1,978,000 and $2,281,000 for the years ended September 30, 2005, 2004 and 2003, respectively.  During 2005, 2004 and 2003, rental income and occupancy charges from properties leased to these companies approximated 49%, 48% and 48% of total rental and occupancy charges, respectively.

Information on these tenants is provided below.   The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.

Tenant	S&P Credit Rating at September 30, 2005

Federal Express Corporation (FDX)	BBB/Stable/NR

Kellogg Company (K)	BBB+/Stable/A-2

NOTE 7 – SECURITIES AVAILABLE FOR SALE

Dividend income for the years ended September 30, 2005, 2004 and 2003 amounted to $1,382,791, $1,693,650 and $1,346,706, respectively.  Interest income for the years ended September 30, 2005, 2004 and 2003 amounted to $142,534, $107,457 and $341,742, respectively.

The Company received proceeds of $11,890,778, $10,973,706 and $8,092,425, on sales or redemptions of securities available for sale during 2005, 2004 and 2003, respectively.  The Company recorded the following Gain on Securities Transactions, net:

	2005	2004	2003

Gross realized gains	$1,525,711	$2,078,697	$1,074,554
Gross realized losses	(11,188)	(2,971)	(55,692)
Net loss on closed futures contracts	(89,289)	(208,182)	-0-
Unrealized gain (loss) on open futures contracts	116,718	(30,235)	-0-
Impairment loss	-0-	(122,914)	-0-
Total Gain on Securities Transactions, net	$1,541,952	$1,714,395	$1,018,862

During September, 2005 and 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at September 30, 2005 and 2004 was a gain (loss) of $116,718 and ($30,235), respectively, and is included in gain on securities transactions, net.

During 2005 and 2004, the Company recorded a loss of $89,289 and $208,182, respectively, on settled futures contracts.  During 2004, the Company recognized a loss of $122,914 due to a write down to the carrying value of securities available for sale which was considered other than temporarily impaired.

The Company’s securities available for sale consist primarily of debt securities and common and preferred stock of other REITs.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

The following is a listing of investments in debt and equity securities at September 30, 2005:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
Apartment Management and Investment Co.	R	10.00%	2,000	$53,500	$51,720
Apartment Management and Investment Co.	T	8.00%	13,000	325,000	328,900
Ashford Hospitality Trust, Inc.	A	0.00%	3,000	75,000	78,300
Boykin Lodging Company	A	10.50%	2,800	71,922	74,480
Brandywine Realty Trust	D	7.375%	8,000	200,000	200,800
BRE Properties, Inc.	C	6.75%	7,000	175,000	174,860
CarrAmerica Realty Corporation	E	7.50%	6,000	150,000	155,220
CBL & Associates Properties, Inc.	C	7.75%	6,000	150,000	153,000
Corporate Office Properties Trust	H	7.50%	8,000	200,000	200,960
Crescent Real Estate	A	6.75%	22,500	487,084	498,375
Developers Diversified Realty Corporation	H	7.375%	21,000	525,000	533,400
Developers Diversified Realty Corporation	I	7.50%	3,000	75,000	76,320
Developers Diversified Realty Corporation	G	8.00%	3,000	75,000	77,760
Developers Diversified Realty Corporation	F	8.60%	2,000	49,762	51,800
Duke Realty Corporation	K	6.50%	3,000	75,000	75,060
Duke Realty Corporation	J	6.625%	3,000	75,000	75,120
Eagle Hospitality	A	8.25%	4,000	100,000	100,400
Equity Inns, Inc.	B	8.75%	26,000	650,000	681,720
FelCor Lodging Trust Incorporated	A	$ 1.95	11,000	250,812	270,930
Glenborough Realty Trust Incorporated	A	7.75%	7,194	165,916	180,929
Health Care REIT, Inc.	F	7.625%	4,000	100,000	101,200
Health Care REIT, Inc.	D	7.875%	11,000	275,787	283,690
Healthcare Property Investors, Inc.	F	7.10%	9,000	225,000	228,150
Healthcare Property Investors, Inc.	E	7.25%	4,000	100,000	102,440
Hospitality Properties Trust	B	8.875%	4,000	101,421	108,000
Host Marriott Corporation	E	8.875%	3,000	75,000	81,900
HRPT Properties Trust	B	8.75%	13,000	328,233	344,630
HRPT Properties Trust	A	9.875%	4,000	105,935	102,880
iStar Financial, Inc.	E	7.875%	16,000	400,000	418,400
LaSalle Hotel Properties	A	10.25%	14,500	376,245	385,700
LaSalle Hotel Properties	D	7.50%	8,000	200,004	200,400
Lexington Corporate Properties Trust	B	8.04%	17,000	425,000	446,250
LTC Properties, Inc.	F	8.00%	9,000	225,000	230,850
Maguire Properties, Inc.	A	7.625%	9,000	221,300	228,150
Mid-America Apartment Communities, Inc.	H	8.30%	7,000	178,150	182,700
The Mills Corporation	B	9.00%	14,000	363,978	366,100
The Mills Corporation	C	9.00%	18,000	465,416	469,980
The Mills Corporation	G	7.875%	6,000	150,000	154,200
New Plan Excel Realty Trust	E	7.625%	12,000	301,886	319,200

		Interest	Number		Estimated
		Rate/	of		Market
Description	Series	Dividend	Shares	Cost	Value

Omega Healthcare Investors, Inc.	D	8.375%	8,000	$200,000	$207,520
Pennsylvania Real Estate Investment Trust	A	11.00%	10,000	458,810	575,000
Post Properties, Inc.	B	7.625%	6,000	148,028	153,000
ProLogis	G	6.75%	4,000	100,000	100,920
PS Business Parks, Inc.	H	7.00%	6,000	150,000	149,100
PS Business Parks, Inc.	K	7.95%	3,000	75,000	78,300
Public Storage, Inc.	W	6.50%	4,000	100,000	100,200
Ramco-Gershenson Properties Trust	C	7.95%	8,000	230,800	248,080
Sizeler Property Investors, Inc.	B	9.75%	1,000	25,000	26,410
SL Green Realty Corporation	C	7.63%	7,000	175,000	177,730
SNH Capital Trust I	Z	10.125%	4,000	106,001	103,400

Total Equity Securities - Preferred Stock				10,315,990	10,714,534
Equity Securities - Common Stock
Equity Office Properties Trust			8,000	210,250	261,680
Health Care Property Investors			21,000	473,632	566,790
Mission West Properties, Inc.			58,100	602,355	583,324
Monmouth Capital Corporation *			43,223	167,896	245,072
New Plan Excel Realty Trust			40,000	1,067,680	918,000

Total Equity Securities - Common Stock				2,521,813	2,574,866

Debt Securities:
Monmouth Capital Corporation Convertible		8.00%	500,000	500,000	500,000
Subordinated Debentures *
Matures 10/23/2013

Total Debt Securities				500,000	500,000

Total Securities Available for Sale				$13,337,803	$13,789,400

The following is a listing of investments in debt and equity securities at September 30, 2004:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
AMB Property Corporation	L	6.50%	4,000	$100,000	$99,160
Apartment Management and Investment Co.	R	10.00%	3,000	80,250	80,010
Apartment Management and Investment Co.	T	8.00%	16,000	400,000	398,880
Apartment Management and Investment Co.	D	8.75%	11,300	280,965	285,551
Ashford Hospitality Trust, Inc.	F	8.55%	4,000	100,000	101,640
Boykin Lodging Company	A	10.50%	5,200	133,560	150,020
Brandywine Realty Trust	D	7.375%	10,000	250,000	252,000
BRE Properties, Inc.	C	6.75%	10,000	250,000	247,200
CarrAmerica Realty Corporation	E	7.50%	8,000	200,000	211,680
CBL & Associates Properties, Inc.	C	7.75%	8,000	200,000	209,680
CBL & Associates Properties, Inc.	B	8.75%	4,100	207,315	220,375
Commercial Net Lease Realty, Inc.	A	9.00%	1,000	26,248	27,250
Corporate Office Properties Trust	H	7.50%	10,000	250,000	250,000
Developers Diversified Realty Corporation	H	7.375%	25,000	625,000	637,750
Developers Diversified Realty Corporation	I	7.50%	4,000	100,000	101,480
Developers Diversified Realty Corporation	G	8.00%	4,000	100,000	105,560
Developers Diversified Realty Corporation	F	8.60%	2,000	49,762	53,600
Duke Realty Corporation	J	6.50%	4,000	100,000	98,160
Duke Realty Corporation	K	6.625%	4,000	100,000	99,640
Equity Inns, Inc.	B	8.75%	30,000	750,000	792,000
Equity Residential	C	9.13%	1,000	27,040	27,360
FelCor Lodging Trust Incorporated	A	$1.95	13,000	296,414	314,600
FelCor Lodging Trust Incorporated	B	9.00%	11,500	261,127	294,400
G & L Realty Corp	A	10.25%	1,000	23,320	25,290
Glenborough Realty	A	7.75%	14,960	345,024	375,646
Glimcher Realty Trust	G	8.125%	4,000	100,000	101,800
Health Care REIT, Inc.	F	7.625%	4,000	100,000	99,000
Health Care REIT, Inc.	D	7.875%	14,000	351,000	354,760
Healthcare Property Investors, Inc.	F	7.10%	11,000	275,000	276,760
Healthcare Property Investors, Inc.	E	7.25%	5,000	125,000	129,200
Highwood Properties, Inc.	D	8.00%	8,500	203,920	212,075
Hospitality Properties Trust	B	8.875%	6,000	152,131	164,400
Host Marriott Corporation	C	10.00%	1,000	25,600	26,920
Host Marriott Corporation	E	8.875%	4,000	100,000	110,240
HRPT Properties Trust	B	8.75%	15,000	378,730	409,050
HRPT Properties Trust	A	9.875%	5,500	145,660	150,040
Innkeepers USA Trust	C	8.00%	4,000	100,000	101,200
iStar Financial, Inc.	E	7.875%	20,000	500,000	503,800
Kramont Realty Trust	E	8.25%	10,000	250,000	265,700
LaSalle Hotel Properties	A	10.25%	14,500	376,245	404,550
Lexington Corporate Properties Trust	B	8.04%	20,000	500,000	517,000
LTC Properties, Inc.	F	8.00%	10,000	250,000	254,200
Maguire Properties, Inc.	A	7.625%	12,800	314,736	318,720
Mid-America Apartment Communities, Inc.	H	8.30%	10,000	254,500	257,700
The Mills Corporation	B	9.00%	18,000	467,975	489,240
The Mills Corporation	C	9.00%	24,500	633,495	673,750
New Plan Excel Realty Trust	E	7.625%	14,000	352,200	63,720
Omega Healthcare Investors, Inc.	D	8.375%	10,000	250,000	260,500

		Interest	Number		Estimated
		Rate/	of		Market
Description	Series	Dividend	Shares	Cost	Value

Pennsylvania Real Estate Investment Trust	A	11.00%	10,000	458,810	595,000
Post Properties, Inc.	B	7.63%	8,000	197,370	209,600
ProLogis	G	6.75%	8,000	200,000	199,120
PS Business Parks, Inc.	H	7.00%	8,000	200,000	196,000
PS Business Parks, Inc.	K	7.95%	4,000	100,000	104,200
Public Storage, Inc.	W	6.50%	6,000	150,000	149,040
Ramco-Gershenson Properties Trust	C	7.95%	12,500	360,625	380,000
Realty Income Corp.	D	7.375%	4,000	100,000	104,600
Reckson Associates Realty, Corp.	A	7.625%	727	14,273	19,004
Shurgard Storage Centers, Inc.	C	8.70%	1,000	26,264	25,550
Sizeler Property Investors, Inc.	B	9.75%	1,000	25,000	26,840
SL Green Realty Corporation	C	7.63%	10,000	250,000	256,300
SL Green Realty Corporation	D	7.88%	4,000	100,000	102,000
SNH Capital Trust I	Z	10.125%	6,000	159,004	160,500

Total Equity Securities - Preferred Stock				13,803,563	14,431,011

Equity Securities - Common Stock
American Financial Realty Trust			1,000	12,500	14,110
Biomed Realty Trust, Inc.			8,000	120,004	140,720
BNP Residential Properties, Inc.			18,000	192,595	246,240
Equity Office Properties Trust			8,000	210,250	218,000
Equity Residential			1,000	27,900	31,000
First Industrial Realty Trust			1,000	33,542	36,900
Getty Realty Corporation			41,090	882,360	1,077,380
Health Care Property Investors			21,000	473,632	546,000
Health Care REIT, Inc.			1,000	30,430	35,200
HRPT Properties Trust			11,000	88,607	120,890
Kramont Realty Trust			10,000	158,876	186,000
Mission West Properties, Inc.			58,100	601,355	601,355
Monmouth Capital Corporation *			39,879	138,099	261,215
Nationwide Health Properties, Inc.			1,000	17,970	20,750
New Plan Excel Realty Trust			40,000	772,381	1,000,000
Omega Healthcare Investors, Inc.			1,000	9,070	10,760
Price Legacy Corp			2,500	27,724	47,375
Senior Housing Property Trust			1,000	15,280	17,820
Shurgard Storage Centers, Inc.			1,000	35,456	38,800
Sizeler Property Investors, Inc.			140,000	1,184,292	1,302,000
United Dominion Realty Trust, Inc.			1,000	19,326	19,830
US Restaurant Properties			1,000	15,764	16,890
Windrose Medical Properties Trust			1,000	10,600	12,990

Total Equity Securities - Common Stock				5,078,013	6,002,225

		Interest			Estimated
		Rate/	Number of		Market
Description	Series	Dividend	Shares	Cost	Value

Debt Securities:
Monmouth Capital Corporation Convertible		8.00%	500,000	500,000	545,844
Subordinated Debentures *
Matures 10/23/ 2013

Sizeler Prop Investors, Inc. Convertible
Subordinated Debentures		9.00%	2,034,000	2,014,690	2,105,190
Matures 7/15/2009
Total Debt Securities				2,514,690	2,651,034

Total Securities Available for Sale				$21,396,266	$23,084,270

*   Investment is an affiliate.  See Note No. 12 for further discussion.

The Company had seven securities that were temporarily impaired investments at September 30, 2005.  The individual unrealized losses were 14% or less of original cost.  The following is a summary:

	Less than 12 Months		12 months or longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$206,280	$2,820	$375,680	$5,657
Common stock	1,501,324	168,711	-0-	-0-
Total	$1,707,604	$171,531	$375,680	$5,657

The Company had margin loan balances of $-0- and $1,261,901 at September 30, 2005 and 2004, respectively, which were collateralized by the securities portfolio.

NOTE 8 - MORTGAGE NOTES AND LOANS PAYABLE

The following is a summary of mortgage notes payable at September 30, 2005 and 2004:

Property	Fixed Rate	Maturity Date	Balance 9/30/05	Balance 9/30/04

Fayetteville, NC	7.80%	08/01/06	$2,525,902	$2,668,864
O’Fallon, MO	8.50%	12/01/07	605,871	860,835
Jackson, MS	8.50%	08/01/08	237,293	308,344
Winston Salem, NC	7.10%	02/01/12	4,344,028	4,480,339
Schaumburg, IL	8.48%	07/01/12	2,117,585	2,340,730
Tolleson, AZ	5.80%	11/01/12	9,649,167	10,146,307
Ft. Myers, FL	6.33%	12/01/12	2,952,733	3,045,095
Liberty, MO	7.065%	03/01/13	3,052,809	3,355,368
Romulus, MI	7.56%	07/01/13	1,829,304	1,996,698
Burr Ridge, IL	8.00%	01/01/14	751,555	821,422
Omaha, NE	7.15%	01/01/14	2,775,747	3,014,301
Charlottesville, VA	6.90%	07/01/14	1,932,232	2,087,804
Union Township, OH	8.25%	03/01/15	2,281,496	2,435,553
Richmond, VA	6.12%	12/01/15	4,347,952	4,647,320
St. Joseph, MO	8.12%	03/01/16	7,170,718	7,591,972
Beltsville, MD	7.53%	05/01/16	4,867,787	5,157,949
Cudahy, WI	8.15%	05/01/16	3,479,897	3,679,198
Newington, CT	8.10%	05/01/16	2,010,882	2,127,778
Granite City, IL	7.11%	11/01/16	7,896,537	8,349,161
Jacksonville, FL	6.92%	12/01/16	2,959,225	3,209,738
Monroe, NC	7.11%	12/01/16	3,383,026	3,574,850
Elgin, IL	6.97%	05/01/17	4,290,141	4,520,616
Edwardsville, KS	7.375%	07/01/17	4,286,191	4,507,576
Hanahan, SC (Norton)	7.36%	05/01/17	8,195,410	-0-
Tampa, FL	6.00%	03/01/19	12,249,269	12,603,145
Denver, CO	6.07%	11/01/19	3,485,193	-0-
Hanahan, SC (FDX)	5.54%	01/21/20	3,383,692	-0-
Augusta, GA	5.54%	01/27/20	2,461,308	-0-
Huntsville, AL	5.50%	03/01/20	2,445,568	-0-

Total Mortgage
Notes Payable			$111,968,518	$97,530,963

Principal on the foregoing debt is scheduled to be paid as follows:

Year Ending September 30,	2006	$ 8,980,972
	2007	6,927,455
	2008	7,116,918
	2009	7,522,918
	2010	8,176,518
	Thereafter	73,243,737

		$111,968,518

Line of Credit

In May 2003, the Company received a line of credit (the line) from PNC Bank (the Bank), which replaced the line with Bank of America.   The amount of the facility was $10,000,000 during the first year and $15,000,000 thereafter and matures in May 2006.  The interest rate charged on the new line is the Bank's prime rate.  The interest rate as of September 30, 2005 and 2004 was 6.25% and 4.50%, respectively.  The amount outstanding on the new line at September 30, 2005 and 2004 was $-0- and $1,361,198, respectively.   Fees related to the line of credit for 2005, 2004, and 2003 were $103,990, $48,565 and $25,000, respectively.

Margin Loans

During fiscal 2005 and 2004, the Company purchased securities on margin.  The interest rate charged on the margin loan was 5.25% and 3.50% at September 30, 2005 and 2004, respectively and are due on demand.  At September 30, 2005 and 2004, the margin loans amounted to $-0- and $1,261,901, respectively and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

NOTE 9 -  OTHER LIABILITIES

Other liabilities consist of the following:

	September 30, 2005	September 30, 2004

Deferred Rent Liability	$388,429	$265,493
Below Market Lease Intangible Liability	576,527	-0-
Prepaid Rent	899,128	595,301
Tenant Security Deposits	136,075	135,708
Total	$2,000,159	$996,502

NOTE 10 -  STOCK OPTION PLAN

On April 24, 1997, the shareholders approved and ratified the Company’s 1997 Stock Option Plan (the Plan) authorizing the grant to officers, directors and key employees options to purchase up to 750,000 shares of common stock.  On April 25, 2002, the shareholders approved an increase to the number of shares of common stock under the Plan to 1,500,000 shares.  Options may be granted any time up to December 31, 2006.  No option shall be available for exercise beyond ten years.  All options are exercisable after one year from the date of grant.  The option price shall not be below the fair market value at date of grant.  Canceled or expired options are added back to the “pool” of shares available under the Plan.

The Company  adopted  the  fair  value recognition provisions of  SFAS No. 123, "Accounting  for  Stock  Based Compensation"  on  October 1, 2002.  During the year ended September 30, 2005, eleven officers and employees were granted options to purchase 245,000 shares.   The fair value of those options was $0.57 per share based on the assumptions noted below and is being amortized over the 1-year vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004, and 2003:

	2005	2004	2003

Dividend yield	7.04%	7.46%	8.00%
Expected volatility	17.78%	17.40%	13.3%
Risk-free interest rate	4.31%	3.90%	3.40%
Expected lives (years)	8	8	8

During the year ended September 30, 2005, five directors and officers exercised their stock options and purchased 108,000 shares for a total of $741,315 and options to purchase 15,000 shares expired during the year ended September 30, 2005 and were added back to the pool of shares to be granted.

A summary of the status of the Company’s stock option plan as of September 30, 2005, 2004 and 2003 is as follows:

		2005		2004		2003
	2005 Shares	Weighted Average Exercise Price	2004 Shares	Weighted Average Exercise Price	2003 Shares	Weighted Average Exercise Price

Outstanding at beginning
of year	609,000	$7.22	500,500	$6.83	465,000	$6.80
Granted	245,000	8.28	240,000	7.54	65,000	6.90
Exercised	(108,000)	6.86	(131,500)	6.32	(9,500)	5.57
Expired	(15,000)	7.41	-0-	-0-	(20,000)	7.25
Outstanding at end of year	731,000	7.62	609,000	7.22	500,500	6.83

Exercisable at end of year	486,000		369,000		435,500

Weighted-average fair
value of options granted
during the year		$.57		$.41		$.14

The following is a summary of stock options outstanding as of September 30, 2005:

Date of Grant	Number of Grants	Number of Shares	Option Price	Expiration Date

06/21/02	11	201,000	$7.13	06/21/10
01/22/03	1	65,000	6.90	01/22/11
05/20/04	10	155,000	7.41	05/20/12
08/03/04	1	65,000	7.89	08/03/12
08/10/05	11	245,000	8.28	08/10/13

		731,000

        As of September 30, 2005, there were options to purchase 265,000 shares available for grant under this plan.

NOTE 11 - INCOME FROM LEASES

The Company derives income primarily from operating leases on its commercial properties.  In general, these leases are written for periods up to ten years with various provisions for renewal.  These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.  Minimum rents due under noncancellable leases at September 30, 2005 are approximately scheduled as follows:  2006 - $20,019,000; 2007 - $17,948,757; 2008 - $16,161,324; 2009 - $14,389,222; 2010 - $13,433,735; thereafter - $53,771,860.

NOTE 12 - RELATED PARTY TRANSACTIONS

Eugene W. Landy received $16,000, $16,000 and $17,500 during 2005, 2004 and 2003 as Director.  The firm of Eugene W. Landy received $17,500, $17,500 and $17,500, during 2005, 2004 and 2003, respectively, as legal fees. On January 1, 2004, Eugene W. Landy’s Employment Agreement with the Company was amended to extend for five years to December 31, 2009.  Mr. Landy’s amended Employment Agreement provides for (1) an increase in his annual base compensation from $150,000 to $175,000; (2) an increase in his severance payment from $300,000 payable $100,000 a year for three years to $500,000 payable $100,000 a year for five years; and (3) an increase from $40,000 a year to $50,000 a year of his pension benefits payable for ten years; and (4) an extension of three years of his pension payments.  The Company accrued additional compensation expense related to the pension benefits of $141,000.  Mr. Landy receives bonuses and customary fringe benefits, including health insurance and five weeks vacation.  Additionally, there will be bonuses voted by the Board of Directors.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.

The Company has a note receivable outstanding from Mr. Landy for $180,000 which is included in Other Receivables.  This note was signed on April 30, 2002 and is due on July 25, 2007. The interest rate resets to the prime rate annually on the anniversary date. This note is not collateralized.  In addition, the Company has a note receivable from Mr. Landy with a balance of $984,375 at September 30, 2005 which is included in Loans to Officers, Directors and Key Employees included under Shareholders’ Equity.  This note was signed on April 30, 2002 and is due on April 30, 2012.  The interest rate is fixed at 5% and the note is collateralized by 150,000 shares of the Company stock.  Interest earned on these notes during 2005, 2004 and 2003 was $57,731, $56,681 and $57,656, respectively.

Effective January 15, 2004, the Company and Cynthia J. Morgenstern entered into a three-year employment agreement under which Ms. Morgenstern receives an annual base salary of $160,000, increasing to $176,000 in 2005 and to $194,000 in 2006, plus bonuses and customary fringe benefits, including health insurance, four weeks vacation and the use of an automobile.  If there is a voluntary or involuntary termination of employment, due to merger or change in control, Ms. Morgenstern, shall be entitled to receive one year's compensation at the date of termination.  In the event of her disability, her salary will continue for a period of two years.  This agreement was amended September 16, 2004 to purchase disability insurance for Ms. Morgenstern.  In the event of a disability exceeding 90 days, Ms. Morgenstern will receive lost wages from a disability policy, not her salary for two years.  Ms. Morgenstern received $16,000, $16,000, and $17,500 during 2005, 2004 and 2003, respectively, as Director.

Daniel D. Cronheim is a Director of the Company and Executive Vice President of David Cronheim Company (Cronheim).  Daniel Cronheim received $16,000, $16,000 and $16,150 for Director and Committee fees in 2005, 2004 and 2003, respectively.  The David Cronheim Company received $54,581, $132,185 and $14,377 in lease commissions in 2005, 2004 and 2003, respectively and the David Cronheim Mortgage Corporation, an affiliated company, received $60,200, $-0-, and $-0- in mortgage brokerage commissions.

Cronheim Management Services (CMS), a division of David Cronheim Company, received the sum of $334,505, $299,392 and $258,626 for management fees during the years ended 2005, 2004 and 2003, respectively.   During 2005, the Company entered into a new management contract with CMS, which did not materially alter the contract in place since 1998 (the 1998 contract), other than modifying the calculation of the annual management fee.  For the calendar year 2005, the management fee was fixed at $350,000.  Under the 1998 contract, CMS received 3% of gross rental income on certain properties for management fees.

The Company operates as part of a group of three public companies (all REITs) which includes the Company, United Mobile Homes, Inc. and Monmouth Capital Corporation (the affiliated companies).   Some general and administrative expenses are allocated among the affiliated companies based on use or services provided.  Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each affiliated company.

There are two Directors of the Company who are also Directors and shareholders of United Mobile Homes, Inc. and there are three Directors of the Company who are also Directors and shareholders of Monmouth Capital Corporation.

The Company holds common stock of the affiliated companies in its securities portfolios.  See Note No. 5 for holdings.  The Company sold on the open market -0-, 60,200 and 40,000 shares of United Mobile Homes, Inc. during 2005, 2004, and 2003, respectively and recorded a gain on sale of $-0-, $312,661 and $230,152 during 2005, 2004, and 2003, respectively.

During 2005, 2004 and 2003 the Company purchased 3,344, 2,808 and 4,791 shares, respectively, through the Monmouth Capital Corporation Dividend Reinvestment Plan.  During 2004 the Company invested $500,000 in the Monmouth Capital Corporation Convertible Subordinated Debenture.

NOTE 13 - TAXES

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

Federal Excise Tax

The Company does not have a Federal excise tax liability for the calendar years 2005, 2004 and 2003, since it intends to or has distributed all of its annual income.

NOTE 14 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN AND SHAREHOLDERS’ EQUITY

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

Amounts received, including dividend reinvestment of $3,957,120, $3,531,838 and $3,327,957 in 2005, 2004 and 2003, respectively, and shares issued in connection with the Plan for the years ended September 30, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Amounts Received	$11,452,176	$12,532,541	$11,887,869
Shares Issued	1,435,044	1,568,174	1,691,148

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

On February 27, 2003, the Company issued 1,257,253 shares in a private placement for cash of $8,324,901 or $6.6215 a share.  The proceeds of the private placement were used to pay down the Company’s outstanding credit facility and working capital.  The Company paid $106,826 in offering costs which were recorded as a reduction to Additional Paid-In Capital.

NOTE 15 - DISTRIBUTIONS

The following cash distributions were paid to shareholders during the years ended September 30, 2005, 2004 and 2003:

                   2005

          2004                               2003

Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

December 31	$2,533,322	$ .145	$2,206,622	$ .145	$1,815,746	$ .145
March 31	2,584,226	145	2,331,098	145	1,898,483	145
June 30	2,626,175.145		2,403,361.145		2,113,024.145
September 30	2,713,139.145		2,485,834.145		2,160,371.145
	$10,456,862	$ .58	$9,426,915	$ .58	$7,987,624	$ .58

On October 3, 2005, the Company declared a cash dividend of $.150 per share to be paid on December 15, 2005 to shareholders of record November 15, 2005.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose certain information about fair values of financial instruments, as defined in Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments.”

Limitations

Estimates of fair value are made at a specific point in time based upon where available, relevant market prices and information about the financial instrument.  Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  For a portion of the Company’s financial instruments, no quoted market value exists.  Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management).  Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors.  Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model.  Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is based upon quoted market values.  The fair value of variable rate mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At September 30, 2005, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $117,516,330 and $111,968,518, respectively.  At September 30, 2004, the fair value and carrying value of fixed rate mortgage notes payable amounted to $100,508,994 and $97,530,963, respectively.

NOTE 17 - CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

During 2005, 2004 and 2003, the Company paid cash for interest of $7,958,519, $6,977,419 and $6,885,146, respectively.

During 2005, 2004 and 2003, the Company had $3,957,120, $3,531,838 and $3,327,957, respectively, of dividends which were reinvested that required no cash transfers.

The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income.

	2005	2004	2003
Unrealized holding gains arising during the year	$278,116	$933,891	$2,003,772
Less: reclassification adjustment for gains realized in income	(1,514,523)	(2,075,726)	(1,018,862)

Net unrealized (loss) gains	$(1,236,407)	$(1,141,835)	$984,910

NOTE 18 – SUBSEQUENT EVENTS

On November 30, 2005, the tenant at the property in Urbandale, Iowa vacated the building in connection with the expiration of the lease.  The building is now vacant.

NOTE 19 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following Pro Forma financial information for the years ended September 30, 2005 and 2004 are presented as if the acquisition of the five industrial properties purchased between October 1, 2004 and September 30, 2005 had been acquired on October 1, 2003. The Pro Forma financial information includes all material necessary adjustments to reflect the occurrence of purchases of properties during 2005 as of October 1, 2003.

The Pro Forma financial information is not necessarily indicative of what the Company’s results of operations would have been for the years ended September 30, 2005 and 2004, nor do they purport to present the future results of operations of the Company.

Pro Forma Financial Information

	Year Ended September 30, 2005 (Unaudited)	Year Ended September 30, 2004 (Unaudited)

Rent & Occupancy Charges	$25,172,650	$24,554,926
Interest Expense	8,272,254	8,305,590
Real Estate Taxes	3,694,919	4,452,901
Operating Expenses	4,641,708	1,201,481
Net Income	9,223,794	8,615,040
Net Income Per Share Basic and Diluted	$.51	$.53

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2005	12/31/04	3/31/05	6/30/05	9/30/05

Rental and Occupancy Charges	$5,725,797	$6,189,649	$6,325,913	$6,270,518
Total Expenses	2,635,728	3,070,896	3,028,585	3,146,846
Other Income (Expense) (1)	(869,355)	(1,185,580)	(208,905)	(1,319,160)
Net Income	2,220,714	1,933,173	3,088,423	1,804,512
Net Income per Share	.13	.11	.17	.09

FISCAL 2004	12/31/03	3/31/04	6/30/04	9/30/04

Rental and Occupancy Charges	$5,047,924	$5,317,297	$5,453,966	$5,510,313
Total Expenses	2,410,910	2,665,121	2,477,926	2,749,403
Other Income (Expense) (1)	117,869	(565,644)	(1,187,292)	(1,718,438)
Net Income	2,754,883	2,086,532	1,788,748	1,042,472
Net Income per Share	.18	.13	.11	.05

(1)  Fluctuations are due to level of gains on securities transactions recognized in the respective quarters.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2005

Column A	Column B		Column C		Column D
________	________		_______________________		________
					Capitalization
				Buildings and	Subsequent to
Description	Encumbrances		Land	Improvements	Acquisition
___________	____________		__________	___________	___________
Shopping Center
Somerset, NJ	$-0-		$55,182	$637,097	$537,415
Industrial Building
Ramsey, NJ	-0-		52,639	291,500	1,069,858
Monaca, PA	-0-		330,772	878,081	1,271,091
Orangeburg, NY	-0-		694,720	2,977,372	8,323
South Brunswick, NJ	-0-		1,128,000	4,087,400	299,485
Greensboro, NC	-0-		327,100	1,853,700	15,000
Jackson, MS	237,293		218,000	1,233,500	123,769
Franklin , MA	-0-		566,000	4,148,000	15,000
Wichita, KS	-0-		268,000	1,518,000	25,696
Urbandale, IO	-0-		310,000	1,758,000	10,565
Richland, MS	-0-		211,000	1,195,000	72,000
O'Fallon, MO	605,871		264,000	3,302,000	27,811
Fayetteville, NC	2,525,902		172,000	4,467,885	24,108
Schaumburg, IL	2,117,585		1,039,800	3,694,320	-0-
Burr Ridge, IL	751,555		270,000	1,236,599	17,080
Romulus, MI	1,829,304		531,000	3,653,883	12,078
Liberty, MO	3,052,809		723,000	6,510,546	8,866
Omaha, NE	2,775,747		1,170,000	4,425,500	-0-
Charlottesville, VA	1,932,232		1,170,000	2,845,000	-0-
Jacksonville, FL	2,959,225		1,165,000	4,668,080	19,838
Union City, OH	2,281,496		695,000	3,342,000	1,020,803
Richmond, VA	4,347,952		1,160,000	6,413,305	3,000
St. Joseph, MO	7,170,718		800,000	11,753,964	-0-
Newington, CT	2,010,882		410,000	2,961,000	5,486
Cudahy, WI	3,479,897		980,000	5,050,997	88,324
Beltsville, MD	4,867,787		3,200,000	5,958,773	-0-
Granite City, IL	7,896,537		340,000	12,046,675	-0-
Monroe, NC	3,383,026		500,000	4,981,022	-0-
Winston-Salem, NC	4,344,028		980,000	5,610,000	42,206
Elgin, IL	4,290,141		1,280,000	5,529,488	-0-
Tolleson, AZ	9,649,167		1,320,000	13,329,000	-0-
Ft. Myers, FL	2,952,733	`	1,910,000	2,499,093	34,482
Edwardsville, KS	4,286,191		1,185,000	5,815,148	-0-
Tampa, FL	12,249,269		5,000,000	12,656,561	3,442
Denver, CO	3,485,193		1,150,000	3,890,300	-0-
Hanahan, SC (Norton)	8,195,410		1,129,000	11,831,321	-0-
Hanahan, SC (FDX)	3,383,692		930,000	3,426,362	-0-
Augusta, GA	2,461,308		613,000	3,025,505	-0-
Huntsville, AL	2,445,568		742,500	2,452,519	-0-

	$111,968,518		$34,990,713	$177,954,496	$4,755,726

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2005

Column A	Column E (1) (2)
________	_____________________________________________
	Gross Amount at Which Carried
	September 30, 2005
Description	Land	Bldg & Imp	Total
___________	________	__________	__________
Shopping Center
Somerset, NJ	$55,182	$1,174,512	$1,229,694
Industrial Building
Ramsey, NJ	52,639	1,361,358	1,413,997
Monaca, PA	330,772	2,149,172	2,479,944
Orangeburg, NY	694,720	2,985,695	3,680,415
South Brunswick, NJ	1,128,000	4,386,885	5,514,885
Greensboro, NC	327,100	1,868,700	2,195,800
Jackson, MS	218,000	1,357,269	1,575,269
Franklin , MA	566,000	4,163,000	4,729,000
Wichita, KS	268,000	1,543,696	1,811,696
Urbandale, IO	310,000	1,768,565	2,078,565
Richland, MS	211,000	1,267,000	1,478,000
O'Fallon, MO	264,000	3,329,811	3,593,811
Fayetteville, NC	172,000	4,491,993	4,663,993
Schaumburg, IL	1,039,800	3,694,320	4,734,120
Burr Ridge, IL	270,000	1,253,679	1,523,679
Romulus, MI	531,000	3,665,961	4,196,961
Liberty, MO	723,000	6,519,412	7,242,412
Omaha, NE	1,170,000	4,425,500	5,595,500
Charlottesville, VA	1,170,000	2,845,000	4,015,000
Jacksonville, FL	1,165,000	4,687,918	5,852,918
Union City, OH	695,000	4,362,803	5,057,803
Richmond, VA	1,160,000	6,416,305	7,576,305
St. Joseph, MO	800,000	11,753,964	12,553,964
Newington, CT	410,000	2,966,486	3,376,486
Cudahy, WI	980,000	5,139,321	6,119,321
Beltsville, MD	3,200,000	5,958,773	9,158,773
Granite City, IL	340,000	12,046,675	12,386,675
Monroe, NC	500,000	4,981,022	5,481,022
Winston-Salem, NC	980,000	5,652,206	6,632,206
Elgin, IL	1,280,000	5,529,488	6,809,488
Tolleson, AZ	1,320,000	13,329,000	14,649,000
Ft. Myers, FL	1,910,000	2,533,575	4,443,575
Edwardsville, KS	1,185,000	5,815,148	7,000,148
Tampa, FL	5,000,000	12,660,003	17,660,003
Denver, CO	1,150,000	3,890,300	5,040,300
Hanahan, SC (Norton)	1,129,000	11,831,321	12,960,321
Hanahan, SC (FDX)	930,000	3,426,362	4,356,362
Augusta, GA	613,000	3,025,505	3,638,505
Huntsville, AL	742,500	2,452,519	3,195,019

	$34,990,713	$182,710,222	$217,700,935

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2005

Column A	Column F	Column G	Column H	Column I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Life
Shopping Center
Somerset, NJ	$1,023,011	1970	1970	10-33
Industrial Building
Ramsey, NJ	832,610	1969	1969	7-40
Monaca, PA	1,544,840	1977	1977*	5-31.5
Orangeburg, NY	1,218,084	1990	1993	31.5
South Brunswick, NJ	1,761,238	1974	1993	31.5
Greensboro, NC	738,275	1988	1993	31.5
Jackson, MS	499,281	1988	1993	39
Franklin , MA	1,224,337	1991	1994	39
Wichita, KS	452,251	1995	1994	39
Urbandale, IO	519,356	1985	1994	39
Richland, MS	355,160	1986	1994	39
O'Fallon, MO	890,864	1989	1994	39
Fayetteville, NC	976,039	1996	1997	39
Schaumburg, IL	805,143	1997	1997	39
Burr Ridge, IL	238,035	1997	1997	39
Romulus, MI	706,840	1998	1998	39
Liberty, MO	1,252,896	1997	1998	39
Omaha, NE	737,548	1999	1999	39
Charlottesville, VA	474,162	1998	1999	39
Jacksonville, FL	784,560	1998	1999	39
Union City, OH	510,615	1999	2000	39
Richmond, VA	742,363	2000	2001	39
St. Joseph, MO	1,356,158	2000	2001	39
Newington, CT	342,376	2001	2001	39
Cudahy, WI	594,813	2001	2001	39
Beltsville, MD	687,525	2000	2001	39
Granite City, IL	1,081,066	2001	2001	39
Monroe, NC	446,996	2001	2001	39
Winston-Salem, NC	504,282	2001	2002	39
Elgin, IL	496,216	2002	2002	39
Tolleson, AZ	854,384	2002	2002	39
Ft. Myers, FL	161,719	1974**	2002	39
Edwardsville, KS	372,735	2002	2003	39
Tampa, FL	487,338	2004	2004	39
Denver, CO	49,876	2005	2005	39
Hanahan, SC (Norton)	151,678	2002	2005	39
Hanahan, SC (FDX)	43,928	2005	2005	39
Augusta, GA	38,789	2005	2005	39
Huntsville, AL	31,443	2005	2005	39

	$25,988,830

*Buildings and improvements reacquired in 1986.
**Property was renovated in 2001.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION, (CONT’D.)

(1)

Reconciliation

                                                           REAL ESTATE INVESTMENTS

	9/30/05	9/30/04	9/30/03

Balance-Beginning of Year	$188,285,928	$170,181,103	$142,957,878
Additions:
Acquisitions	29,190,507	17,656,561	26,058,241
Improvements	224,500	448,264	1,164,984
Total Additions	29,415,007	18,104,825	27,223,225
Sales	-0-	-0-	-0-

Balance-End of Year	$217,700,935	$188,285,928	$170,181,103

                      ACCUMULATED DEPRECIATION

	9/30/05	9/30/04	9/30/03

Balance-Beginning of Year	$21,448,580	$17,410,768	$13,850,622
Depreciation	4,540,250	4,037,812	3,560,146
Sales	-0-	-0-	-0-

Balance-End of Year	$25,988,830	$21,448,580	$17,410,768

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30,

 (1)

Reconciliation

	2005	2004	2003

Balance – Beginning of Year	$188,285,928	$170,181,103	$142,957,878
Additions:
Ramsey, NJ	3,210	-0-	-0-
Somerset, NJ	19,451	2,840	3,314
Monaca, PA	22,180	40,158	5,450
Orangeburg, NY	8,323	-0-	-0-
South Brunswick, NJ	-0-	-0-	196,287
Greensboro, NC	-0-	15,000	-0-
Jackson, MS	7,082	10,186	105,415
Franklin, MA	15,000	-0-	-0-
Wichita, KA	1,451	-0-	24,245
Urbandale, IA	7,829	-0-	-0-
Richland, MS	-0-	72,000	-0-
O’Fallon, MO	20,811	-0-	-0-
Fayetteville, NC	6,748	-0-	17,360
Schaumburg, IL	-0-	-0-	-0-
Burr Ridge, IL	17,080	-0-	-0-
Romulus, MI	-0-	-0-	-0-
Liberty, MO	8,866	-0-	-0-
Omaha, NE	-0-	-0-	-0-
Charlottesville, VA	-0-	-0-	-0-
Jacksonville, FL	5,889	10,893	3,056
Union Township, OH	450	211,481	808,873
Richmond, VA	-0-	-0-	3,000
St. Joseph, MO	-0-	-0-	-0-
Newington, CT	-0-	-0-	5,486
Cudahy, WI	-0-	85,706	-0-
Beltsville, MD	-0-	-0-	-0-
Granite City, IL	-0-	-0-	(7,502)
Monroe, NC	-0-	-0-	-0-
Winston Salem, NC	42,206	-0-	-0-
Elgin, IL	-0-	-0-	-0-
Tolleson, AZ	-0-	-0-	14,649,000
Ft. Myers, FL	34,482	-0-	4,409,093
Edwardsville, KS	-0-	-0-	7,000,148
Tampa, FL	3,442	17,656,561	-0-
Denver, CO	5,040,300	-0-	-0-
Hanahan, SC (Norton)	12,960,321	-0-	-0-
Hanahan, SC (FDX)	4,356,362	-0-	-0-
Augusta, GA	3,638,505	-0-	-0-
Huntsville, AL	3,195,019	-0-	-0-
Total Additions	29,415,007	18,104,825	27,223,225

Balance – End of Year	$217,700,935	$188,285,928	$170,181,103

         (2)

The aggregate cost for Federal tax purposes approximates historical cost.

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 7, 2005

By:       /s/ Eugene W. Landy

                                                                                    Eugene W. Landy, President, Chief

          Executive Officer and Director

Date:  December 7, 2005

By:       /s/ Anna T. Chew

Anna T. Chew, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  December 7, 2005

By:       /s/ Daniel D. Cronheim

Daniel D. Cronheim, Director

Date:  December 7, 2005

By:       /s/ Neal Herstik

Neal Herstik Director

Date:  December 7, 2005

By:       /s/ Matthew I. Hirsch

Matthew I. Hirsch, Director

Date:  December 7, 2005

By:       /s/ Samuel A. Landy

Samuel A. Landy, Director

Date:  December 7, 2005

By:

/s/ Cynthia J. Morgenstern

Cynthia J. Morgenstern

Executive Vice President and Director

Date:  December 7, 2005

By:       /s/ Scott L. Robinson

Scott L. Robinson, Director

Date:   December 7, 2005

By:      /s/ Peter J. Weidhorn

Peter J. Weidhorn, Director

Date:   December 7, 2005

By:      /s/ Stephen B. Wolgin

Stephen B. Wolgin, Director