Form 10-Q
period 2005-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2006-02-07
CIK 67625

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 (X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

                                         OR

(   )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

For the Quarter ended

                  Commission File

  December 31, 2005                                              No 000-04258

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   X        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer_ ____         Accelerated filer ___X__               Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       Yes             No     X__

The number of shares or other units outstanding of each of the issuer's classes of securities as of January 17, 2006 was 19,320,455.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2005

C O N T E N T S

		Page No

Part I –	Financial Information
Item 1-	Financial Statements (Unaudited):
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3-	Quantitative and Qualitative Disclosures About Market Risk
	There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.
Item 4-	Controls and Procedures	16
Part II -	Other Information

Item 1 -	Legal Proceedings	17

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3 -	Defaults Upon Senior Securities	17

Item 4 -	Submission of Matters to a Vote of Security Holders	17

Item 5 -	Other Information	17

Item 6 -	Exhibits	17

	Signatures	18

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

            AS OF DECEMBER 31, 2005 (UNAUDITED) AND SEPTEMBER 30, 2005

	December 31, 2005 (Unaudited)	September 30, 2005
ASSETS
Real Estate Investments:
Land	$40,090,713	$34,990,713
Buildings, Improvements and Equipment,
Net of Accumulated Depreciation of $27,246,092 and $26,026,153, respectively	170,906,311	156,753,760
Total Real Estate Investments	210,997,024	191,744,473

Cash and Cash Equivalents	2,583,467	5,922,954
Securities Available for Sale, at Fair Value	13,651,976	13,789,400
Tenant and Other Receivables	831,774	704,979
Deferred Rent Receivable	1,082,491	1,043,083
Prepaid Expenses	539,235	139,850
Financing Costs, Net of Accumulated Amortization of $577,861 and $537,234, respectively	1,591,210	1,466,951
Lease Costs, Net of Accumulated Amortization of $242,238 and $203,287, respectively	215,945	241,696
Intangible Assets, net of Accumulated Amortization of $261,423 and $197,430, respectively	3,772,577	2,426,570
Other Assets	6,609	361,446
TOTAL ASSETS	$235,272,308	$217,841,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage Notes Payable	$119,849,342	$111,968,518
Loans Payable	7,500,000	-0-
Accounts Payable and Accrued Expenses	1,738,610	1,312,484
Other Liabilities	2,223,256	2,000,159
Total Liabilities	131,311,208	115,281,161

Shareholders’ Equity:
Common Stock -$.01 Par Value, 25,000,000 Shares Authorized, 19,223,378 and 18,833,367 Shares Issued and Outstanding, respectively	192,234	188,334
Excess Stock -$.01 Par Value, 5,000,000 Shares Authorized, No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	104,836,790	103,121,873
Accumulated Other Comprehensive Income	133,639	451,597
Loans to Officers, Directors & Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	103,961,100	102,560,241

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$235,272,308	$217,841,402

Unaudited - See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

	Three Months Ended
	12/31/05	12/31/04
INCOME:
Rental and Occupancy Charges	$6,313,736	$5,725,797

EXPENSES:
Management Fees	86,369	75,681
Real Estate Taxes	927,849	838,073
Operating Expenses	326,751	219,386
Office and General Expense	564,075	422,398
Depreciation	1,219,939	1,080,190

TOTAL EXPENSES	3,124,983	2,635,728

OTHER INCOME (EXPENSE)

Interest and Dividend Income	299,824	405,491
Gain on Securities Transactions, net	23,053	505,608
Income from Equity Investment	-0-	27,500
Interest Expense	(1,965,730)	(1,807,954)

TOTAL OTHER INCOME (EXPENSE)	(1,642,853)	(869,355)

NET INCOME	$1,545,900	$ 2,220,714

NET INCOME – PER SHARE Basic and diluted	$.08	$ .13

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,978,507	17,433,293
Diluted	19,024,925	17,519,956

Unaudited

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,545,900	$ 2,220,714
Noncash Items Included in Net Income:
Depreciation	1,219,939	1,080,190
Amortization	143,571	63,733
Stock Compensation Expense	38,383	24,834
Gain on Securities Transactions, net	(23,053)	(497,170)
Changes In:
Tenant, Deferred Rent and Other Receivables	(166,203)	402,122
Prepaid Expenses	(399,385)	(349,693)
Other Assets and Lease Costs	341,637	15,517
Accounts Payable, Accrued Expenses and Other Liabilities	649,223	(537,123)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,350,012	2,423,124

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(21,781,950)	(23,723,900)
Capital Improvements & Purchases of Equipment	(100,540)	(62,382)
Deposit Paid on Acquisition	-0-	(3,700,000)
Purchase of Securities Available for Sale	(157,481)	(175,471)
Proceeds from Sale of Securities Available for Sale	-0-	5,288,289
NET CASH USED IN INVESTING ACTIVITIES	(22,039,971)	(22,373,464)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans	17,496,756	18,484,544
Principal Payments on Loans	(9,996,756)	(6,435,602)
Proceeds from Mortgages	9,500,000	11,870,083
Principal Payments on Mortgages	(1,619,176)	(1,346,328)
Financing Costs on Debt	(164,886)	(157,996)
Proceeds from Issuance of Common Stock	1,869,441	1,942,351
Proceeds from Exercise of Stock Options	-0-	14,260
Dividends Paid, Net of Reinvestments	(1,734,907)	(1,595,947)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,350,472	22,775,365

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,339,487)	2,825,025
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	5,922,954	925,015
END OF PERIOD	$2,583,467	$ 3,750,040

Unaudited

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2005

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

The interim consolidated financial statements furnished herein include Monmouth Real Estate Investment Corporation and its wholly-owned subsidiaries, MRC I LLC and MREIC Financial, Inc., (the Company) and reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at December 31, 2005 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  All intercompany transactions and balances have been eliminated in consolidation.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2005 have been omitted.

Certain reclassifications have been made to the consolidated financial statements for the prior period to conform to the current period presentation.

Employee Stock Options

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”.  Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”, compensation costs of $38,383 and $24,834 have been recognized in the three months ended December 31, 2005, and 2004, respectively.

During the three months ended December 31, 2005, no participants exercised stock options and no stock options were granted under the 1997 Stock Option Plan (the Plan).  As of December 31, 2005, there were options outstanding to purchase 731,000 shares and 265,000 shares were available for grant under the Plan.

NOTE 2 – NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 46,418 and 86,663 shares for the three months ended December 31, 2005 and 2004, respectively, are included in the diluted weighted average shares outstanding.

NOTE 3 – COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income:

	Three Months
	12/31/05	12/31/04

Net Income	$1,545,900	$2,220,714
Change in unrealized gain (loss) on securities available for sale	(317,958)	356,355
Comprehensive Income	$1,227,942	$2,577,069

NOTE 4 – REAL ESTATE INVESTMENTS

On December 13, 2005, the Company purchased a 79,485 square foot industrial building in Richfield, Ohio.  The building is 100% net-leased for eleven years to FedEx Ground Package Systems, Inc., a subsidiary of Federal Express Corporation (FDX).  The purchase price including closing costs was approximately $8,600,000.  The Company paid $50,000 in cash, obtained a mortgage of $5,900,000 and obtained the balance from its margin loan.  The mortgage is payable at a fixed rate of 5.22% and matures on January 5, 2018.  Management estimated that the value allocated to the lease in-place at purchase was approximately $440,000.

On December 21, 2005, the Company purchased a 53,202 square foot industrial building in Colorado Springs, Colorado.  The building is 100% net-leased for ten years to FedEx Ground Package Systems, Inc., a subsidiary of FDX.  The purchase price including closing costs was approximately $5,600,000.  The Company paid $50,000 in cash, obtained a mortgage of $3,600,000 and obtained the balance from its margin loan.  The mortgage is payable at a fixed rate of 5.41% and matures on January 1, 2020.  Management estimated that the value allocated to the lease in-place at purchase was approximately $440,000.

On December 29, 2005, the Company purchased a 95,662 square foot industrial building in Tampa, Florida.  The building is 100% net-leased to FDX in year eight of a lease which expires in 2017.  The purchase price including closing costs was approximately $7,675,000.  The

Company paid $100,000 in cash and obtained the balance from its line of credit.  Management estimated that the value allocated to the lease in-place at purchase was approximately $530,000.

The Company has a concentration of FDX and FDX subsidiary leased properties.  With the purchase of the three properties noted above, the percentage of FDX leased square footage as a total of our rental space increased from 34% as of September 30, 2005 to 37% as of December 31, 2005.   Annualized rental income and occupancy charges from FDX and FDX subsidiaries is approximately 45% of total rental and occupancy charges.

NOTE 5 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the three months ended December 31, 2005, the Company made purchases of $157,481 in securities available for sale.  Included in these purchases were purchases of $10,556 or 2,059 shares of Monmouth Capital Corporation (an affiliate), through the Dividend Reinvestment and Stock Purchase Plan of Monmouth Capital Corporation.

During the three months ended December 31, 2005, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or liabilities on the balance sheet.  The fair value of the derivatives at December 31, 2005 was a liability of $50,625.  During December 2005, the Company recorded a realized gain of $73,678 on settled futures contracts.

NOTE 6 – LOANS PAYABLE

During the first quarter ended December 31, 2005, the Company drew down $7,500,000 on its existing line of credit with PNC bank.  The funds were used primarily to make property acquisitions.  The total balance outstanding on the line at December 31, 2005 was $7,500,000 and is included in Loans Payable.  At December 31, 2005, the interest rate on the line was 6.25%.  On February 1, 2006, the interest rate increased to 7.25%.

NOTE 7 – SHAREHOLDERS’ EQUITY

For the three months ended December 31, 2005, the Company received $ 2,983,330 from the Dividend Reinvestment and Stock Purchase Plan (DRIP).  This amount includes dividend reinvestments of $1,113,889.  There were 390,011 shares issued under the Plan.

On December 15, 2005, the Company paid $2,848,796 as a dividend of $.15 per share to shareholders of record November 15, 2005.   On January 11, 2006, the Company declared a dividend of $.15 per share to be paid on March 15, 2006 to shareholders of record February 15, 2006.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended December 31, 2005 and 2004 for interest was $1,965,730 and $1,807,954, respectively.

During the three months ended December 31, 2005 and 2004, the Company had dividend reinvestments of $1,113,889 and $937,375, respectively, which required no cash transfers.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein and the Company’s September 30, 2005 annual report on Form 10-K.

The Company is a real estate investment trust (REIT).  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment grade tenants.   The Company owns forty-one industrial properties and one shopping center with a total of approximately 4,478,000 square feet.  Total real estate investments were $210,997,024 at December 31, 2005. These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland, Arizona, Colorado, South Carolina, Georgia, Alabama and Ohio.  As of December 31, 2005, the Company’s weighted average lease expiration term was 5.6 years, the percent of square footage leased was 95% and the Company’s occupancy rate was 83%.   Total acquisitions of real estate made during the first quarter of 2006 were $21,781,950.  Management intends to grow the real estate portfolio and expects to invest approximately $30,000,000 in fiscal 2006 in acquisitions of real property.

 The Company has a concentration of Federal Express Corporation and subsidiary (FDX) leased properties.  As of December 31, 2005, the percentage of FDX leased square footage as a total of the Company’s rental space is 37%, with 14% leased to FDX and 23% leased to FDX subsidiaries.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries is approximately 45% of total rental and occupancy charges.  This is a risk factor that shareholders should consider.

The Company also holds a portfolio of securities of other REITs of $13,651,976 at December 31, 2005.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  As of December 31, 2005, the Company’s portfolio consisted of 78% preferred stocks, 19% common stocks and 3% debentures.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and occupancy charges from the ownership of industrial rental property.  Revenue also includes interest and dividend income and gain on securities transactions.   Prior years also included income from an equity investment which was dissolved in fiscal 2005.    Net income decreased $674,814 for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. The decrease in net income is due mainly to a decrease in gain on securities transactions, net of $482,555, a decrease in interest and dividend income of $105,667, a decrease in income from equity investment of $27,500 and an increase in expenses (including interest) of $647,031.  The decrease in net income was partially offset by an increase in rental and occupancy revenue of $587,939.

See PART I, Item 1 – Business in the Company’s September 30, 2005 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

As of December 31, 2005, the Company owned forty-two properties with total square footage of approximately 4,478,000 compared to thirty-seven properties with square footage of approximately 4,155,000 as of December 31, 2004.  The Company’s weighted average lease expiration term was 5.6 years, the percent of square footage leased was 95% and the Company’s occupancy rate was 83%.   The Company made the following property acquisitions during the three months ended December 31, 2005:

Acquisition Date	Location	Square Footage	Purchase Price	Tenant	Average Annual Rent	Lease Expiration

12/13/2005	Richfield, OH	79,485	$8,600,000	FedEx Ground	$644,646	10/31/2016
12/21/2005	Colorado Springs, CO	53,202	5,600,000	FedEx Ground	418,513	8/31/2015
12/29/2005	Tampa, FL	95,662	7,675,000	Federal Express	571,848	9/30/2017

Rental and occupancy charges increased $587,939 or 10% for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.  The increase is due mainly to the rent and accrued tenant reimbursements related to the five industrial properties acquired during fiscal 2005.

Real estate taxes increased $89,776 or 11% for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.  Operating expenses increased $107,365 or 49% for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.  The increases are due mainly to the taxes and insurance costs related to the properties acquired during fiscal 2005.  Since these properties are subject to net-leases, the real estate taxes and insurance costs are billed to the tenant and which are included in rental and occupancy charges noted above.  The increase is also due to the increase in amortization of the in-place lease intangible assets also related to the properties acquired during fiscal 2005.

Office and general expenses increased 141,677 or 34% for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.  The increase is due mainly to increases in accounting and auditing fees and increases in stock record costs.

Depreciation expense increased $139,749 or 13% for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.  The increase is due to the depreciation expense related to the properties acquired during fiscal 2005.

Interest and dividend income decreased $105,667 or 26% for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.  The decrease is due mainly to the lower average balance of securities available for sale for the three months ended December 31, 2005 (approximately $13,653,000) as compared to the three months ended December 31, 2004 (approximately $20,953,000).

Gain on securities transactions, net decreased $482,555 or 95% for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.  The decrease is due mainly to the Company’s decision to realize a substantial portion of the unrealized gain in the securities portfolio existing prior to December 31, 2004 and reinvest the proceeds in property acquisitions.  Gain on securities transactions, net consisted of the following:

	Three months 12/31/05	Three Months 12/31/04

Net gain on sale of securities	$-0-	$500,748
Gain (loss) on settled futures contracts	73,678	(3,578)
Unrealized gain (loss) on open futures contracts	(50,625)	8,438
Gain on securities transactions, net	$23,053	$505,608

The decrease in the income from equity investment is due to the dissolution of the equity investment during fiscal 2005.

Interest expense increased $157,776 or 9% for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.  The increase is due to interest expense related to the mortgages on newly acquired properties and increased draws on the line of credit for the acquisitions of made during the first quarter.

CHANGES IN FINANCIAL CONDITION

The Company generated net cash from operating activities of $3,350,472 for the three months ended December 31, 2005 as compared to $2,423,124 for the three months ended December 31, 2004.

Real estate investments increased $19,252,551 from September 30, 2005 to December 31, 2005.  The increase is due mainly to the purchase of the industrial properties in Richfield, Ohio, Colorado Springs, Colorado, and Tampa, Florida, partially offset by depreciation for the three months ended December 31, 2005.  Intangible assets, net increased $1,346,007 due mainly to the recording of the in-place lease intangible value associated with the acquisitions noted above.

Cash and cash equivalents decreased $3,339,487 from September 30, 2005 to December 31, 2005.  The decrease is due mainly to the purchase of the industrial properties.

Securities available for sale decreased $137,424 from September 30, 2005 to December 31, 2005.  The decrease is due mainly to the decrease in the unrealized gain of $317,958.  This decrease was partially offset by purchases of $157,481.

During the three months ended December 31, 2005, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at December 31, 2005 was a liability of $50,625.  During December 2005, the Company realized a gain of $73,678 on settled futures contracts.

Other assets decreased $354,837 from September 30, 2005 to December 31, 2005.  The decrease is due mainly to the closing of the purchase of the industrial properties and the transfer of the deposits and pre-acquisition costs to real estate investments.

Mortgage notes payable and loans payable increased $7,880,824 and $7,500,000, respectively, from September 30, 2005 to December 31, 2005.  The increase in mortgages is due to the mortgages related to the Richfield, Ohio and Colorado Springs property acquisitions.   The increase in loans payable is due to the Company drawing on its line of credit with PNC to make the Tampa, Florida property acquisition.

The Company raised $2,983,330 from the issuance of shares in the DRIP during the three months ended December 31, 2005.  Gross dividends paid for the three months ended December 31, 2005 was $2,848,796, of which $1,113,889 was reinvested in the DRIP.   On January 11, 2006, the Company declared a dividend of $.15 per share to be paid on March 15, 2006 to shareholders of record February 15, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3,350,012 and $2,423,124 for the three months ended December 31, 2005 and 2004, respectively.  In addition, the Company owns unencumbered securities available for sale of $13,651,976 at December 31, 2005.  These marketable securities provide the Company with additional liquidity.  At December 31, 2005, the
Company owned forty-two properties of which thirty carried mortgage loans totaling $119,849,342.  The Company has been raising capital through its DRIP and private placements and investing in net leased industrial properties.  The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  With the purchase of the Richfield, Ohio, Colorado Springs, Colorado and Tampa, Florida properties in the first quarter, the percentage of FDX leased square footage as a total of the Company’s rental space increased from 34% to 37%.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries is approximately 45% of total rental and occupancy charges.  This is a risk factor that shareholders should consider.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

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

The Company’s FFO for the three months ended December 31, 2005 and 2004 is calculated as follows:

                                                                                         Three Months

	12/31/05	12/31/04

Net Income	$1,545,900	$2,220,714
Amortization of In-Place Lease Intangible Assets	63,993	-0-
Depreciation Expense	1,219,939	1,080,190

FFO	$2,829,832	$3,300,904

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended December 31, 2005 and 2004:

	2005	2004

Operating Activities	$3,350,012	$2,423,124
Investing Activities	(22,039,971)	(22,373,464)
Financing Activities	15,350,472	22,775,365

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

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

PART II:  OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS – None
ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS –None
ITEM 3	DEFAULTS UPON SENIOR SECURITIES - None
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
ITEM 5	OTHER INFORMATION – None
ITEM 6	EXHIBITS

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

February 7, 2006

By: /s/ Eugene W. Landy

Eugene W. Landy

President and Chief Executive Officer

Date:

February 7, 2006

By: /s/ Anna T. Chew

Anna T. Chew

Chief Financial Officer