Form 10-Q
period 2006-05-09
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2006-05-09
CIK 67625

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 (X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

 (   )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

For the Quarter ended

Commission File

March 31, 2006

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

The number of shares or other units outstanding of each of the issuer's classes of securities as of May 1, 2006 was 19,761,043.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2006

C O N T E N T S

		Page No

Part I –	Financial Information
Item 1-	Financial Statements (Unaudited):
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3-	Quantitative and Qualitative Disclosures About Market Risk
	There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.
Item 4-	Controls and Procedures	20
Part II -	Other Information

Item 1 -	Legal Proceedings	21

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3 -	Defaults Upon Senior Securities	21

Item 4 -	Submission of Matters to a Vote of Security Holders	21

Item 5 -	Other Information	21

Item 6 -	Exhibits	21

	Signatures	22

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

            AS OF MARCH 31, 2006 (UNAUDITED) AND SEPTEMBER 30, 2005

	March 31, 2006 (Unaudited)	September 30, 2005
ASSETS
Real Estate Investments:
Land	$39,822,713	$34,990,713
Buildings, Improvements and Equipment,
Net of Accumulated Depreciation of $28,064,423 and $26,026,153, respectively	168,561,634	156,753,760
Total Real Estate Investments	208,384,347	191,744,473

Cash and Cash Equivalents	1,811,751	5,922,954
Securities Available for Sale, at Fair Value	11,612,833	13,789,400
Tenant and Other Receivables	778,630	704,979
Deferred Rent Receivable	1,102,805	1,043,083
Prepaid Expenses	634,731	139,850
Financing Costs, Net of Accumulated Amortization of $622,042 and $537,234, respectively	1,551,837	1,466,951
Lease Costs, Net of Accumulated Amortization of $281,190 and $203,287, respectively	180,907	241,696
Intangible Assets, net of Accumulated Amortization of $357,888 and $197,430, respectively	3,676,112	2,426,570
Other Assets	57,421	361,446
TOTAL ASSETS	$229,791,374	$217,841,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage Notes Payable	$118,140,534	$111,968,518
Loans Payable	1,600,000	-0-
Accounts Payable and Accrued Expenses	1,422,794	1,312,484
Other Liabilities	2,168,314	2,000,159
Total Liabilities	123,331,642	115,281,161

Shareholders’ Equity:
Common Stock -$.01 Par Value, 30,000,000 Shares Authorized, 19,652,698 and 18,833,367 Shares Issued and Outstanding, respectively	196,527	188,334
Excess Stock -$.01 Par Value, 5,000,000 Shares Authorized, No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	107,100,132	103,121,873
Accumulated Other Comprehensive Income	364,636	451,597
Loans to Officers, Directors & Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	106,459,732	102,560,241

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$229,791,374	$217,841,402

Unaudited - See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended		Six Months Ended
	3/31/06	3/31/05	3/31/06	3/31/05
INCOME:
Rental and Occupancy Charges	$6,735,050	$6,117,981	$13,039,651	$11,772,109

EXPENSES:
Management Fees	88,502	84,756	174,871	159,445
Real Estate Taxes	1,034,900	887,357	1,952,834	1,715,515
Operating Expenses	399,707	304,276	723,995	523,518
Office and General Expense	552,892	605,570	1,116,967	1,027,968
Depreciation	1,280,788	1,167,280	2,490,521	2,237,336

TOTAL EXPENSES	3,356,789	3,049,239	6,459,188	5,663,782

OTHER INCOME (EXPENSE)

Interest and Dividend Income	266,348	385,161	566,172	790,652
Gain on Securities Transactions, net	298,588	538,579	321,641	1,044,187
Income from Equity Investment	-0-	27,500	-0-	55,000
Interest Expense	(2,104,420)	(2,136,820)	(4,070,150)	(3,944,774)

TOTAL OTHER INCOME (EXPENSE)	(1,539,484)	(1,185,580)	(3,182,337)	(2,054,935)

INCOME FROM CONTINUING OPERATIONS	1,838,777	1,883,162	3,398,126	4,053,392

DISCONTINUED OPERATIONS
Income (Loss) from Operations of Disposed Property	(31,963)	50,011	(45,412)	100,495
Loss on Sale of Investment Property	(28,385)	-0-	(28,385)	-0-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(60,348)	50,011	(73,797)	100,495

NET INCOME	$1,778,429	$1,933,173	$3,324,329	$4,153,887

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) – CONT’D

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended		Six Months Ended
	3/31/06	3/31/05	3/31/06	3/31/05

BASIC NET INCOME – PER SHARE
Income from Continuing Operations	$.09	$.11	$.17	$.23
Income from Discontinued Operations	-0-	-0-	-0-	.01
Net Income per Share - Basic	$.09	$.11	$.17	$.24

DILUTED NET INCOME – PER SHARE
Income from Continuing Operations	$.09	$.11	$.17	$.23
Income from Discontinued Operations	-0-	-0-	-0-	-0-
Net Income per Share - Diluted	$.09	$.11	$.17	$.23

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,396,598	17,794,800	19,185,255	17,612,060
Diluted	19,451,918	17,884,148	19,235,046	17,697,965

Unaudited

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,324,329	$4,153,887
Loss (Income) from Discontinued Operations	73,797	(100,495)
Noncash Items Included in Net Income:
Depreciation	2,500,727	2,257,604
Amortization	323,169	138,691
Stock Compensation Expense	73,297	49,668
Gain on Securities Transactions, net	(321,641)	(961,219)
Loss on Sale of Investment Property	28,385	-0-
Changes In:
Tenant, Deferred Rent and Other Receivables	(133,373)	491,112
Prepaid Expenses	(494,881)	(536,446)
Other Assets and Lease Costs	286,911	247,773
Accounts Payable, Accrued Expenses and Other Liabilities	278,465	(361,141)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,865,388	5,479,929

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(21,799,300)	(31,149,550)
Capital Improvements & Purchases of Equipment	(100,540)	(132,709)
Proceeds from Sale of Real Estate Investment Property	1,320,854	-0-
Proceeds from Sale of Securities Available for Sale	2,894,487	7,209,281
Purchase of Securities Available for Sale	(483,240)	(175,470)
NET CASH USED IN INVESTING ACTIVITIES	(18,167,739)	(24,248,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans	20,811,335	28,877,767
Principal Payments on Loans	(19,211,335)	(27,832,027)
Proceeds from Mortgages	9,500,000	20,822,500
Principal Payments on Mortgages	(3,327,984)	(3,279,735)
Financing Costs on Debt	(169,694)	(353,940)
Payments on Loans to Officers, Directors and Key Employees	-0-	5,000
Proceeds from Issuance of Common Stock	3,965,191	3,765,366
Proceeds from Exercise of Stock Options	142,600	128,350
Dividends Paid, Net of Reinvestments	(3,518,965)	(3,210,324)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,191,148	18,922,957

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,111,203)	154,438
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	5,922,954	925,015
END OF PERIOD	$1,811,751	$1,079,453

Unaudited

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2006

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The Company has elected to be taxed as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code (the Code), and intends to maintain its qualification as a REIT in the future.  As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders.  For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.  The Company is subject to franchise taxes in some of states in which the Company owns property.

The interim consolidated financial statements furnished herein include Monmouth Real Estate Investment Corporation and its wholly-owned subsidiaries, MRC I LLC and MREIC Financial, Inc., (the Company) and reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2006 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  All intercompany transactions and balances have been eliminated in consolidation.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2005 have been omitted.

Certain reclassifications have been made to the consolidated financial statements for the prior period to conform to the current period presentation.

Employee Stock Options

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”.  Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”, compensation costs of $34,914 and $24,834 and have been recognized in the three months ended March 31, 2006 and 2005, respectively.  Compensation costs of $73,297 and $49,668 have been recognized in the six months ended March 31, 2006, and 2005, respectively.

During the six months ended March 31, 2006, one participant exercised 20,000 stock options for total proceeds of $142,600.  During the six months ended March 31, 2006, no stock options were granted under the 1997 Stock Option Plan (the Plan) and no stock options expired.  As of March 31, 2006, there were options outstanding to purchase 711,000 shares and 265,000 shares were available for grant under the Plan.

Discontinued Operations

The Company has adopted FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets that are considered a component.  A component is comprised of operations and cash flows that can be clearly be distinguished, operationally and for financial reporting purposes, from the rest of the Company.   FAS 144 requires that the results of operations and gains or losses on the sale of a component of an entity be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

NOTE 2 – NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 55,320 and 89,348 shares for the three months ended March 31, 2006 and 2005, respectively, are included in the diluted weighted average shares outstanding.   Options in the amount of 49,791 and 85,905 shares for the six months ended March 31, 2006 and 2005, respectively, are included in the diluted weighted average shares outstanding.

NOTE 3 – COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income:

   Three Months

Six Months

	3/31/06	3/31/05	3/31/06	3/31/05

Net Income	$1,778,429	$1,933,173	$3,324,329	$4,153,887
Increase (Decrease) in unrealized gain on securities available for sale	230,997	(878,919)	(86,961)	(522,564)
Comprehensive Income	$2,009,426	$1,054,254	$3,237,368	$3,631,323

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

On March 10, 2006, the Company sold a 44,136 square foot industrial building in Wichita, Kansas for $1,400,000.  The property was vacant at the time of the sale and was formerly leased through May 31, 2005 at an annual rent of approximately $247,000.  The Company recognized a loss on the sale of $28,385.  The operating results and loss on sale are presented as discontinued operations.

The Company has a concentration of FDX and FDX subsidiary leased properties.  With the purchase of the three properties noted above and the sale of the Wichita, Kansas property, the percentage of FDX leased square footage as a total of our rental space increased from 34% as of September 30, 2005 to 37% as of March 31, 2006.   Annualized rental income and occupancy charges from FDX and FDX subsidiaries is approximately 45% of total rental and occupancy charges for fiscal 2006.

NOTE 5 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the six months ended March 31, 2006, the Company made purchases of $483,240 in securities available for sale.  Included in these purchases were purchases of $10,556 or 2,059 shares of Monmouth Capital Corporation (an affiliate), through the Dividend Reinvestment and Stock Purchase Plan of Monmouth Capital Corporation.  The Company sold   $2,572,846 in securities available for sale and recognized a gain on sale of $41,399.

During the six months ended March 31, 2006, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or liabilities on the balance sheet.  The fair value of the derivatives at March 31, 2006 was an asset of $49,921.  During the three and six months ended March 31, 2006, the Company recorded a realized gain of $156,643 and $230,321, respectively, on settled futures contracts.

NOTE 6 – LOANS PAYABLE

During the six months ended March 31, 2006, the Company drew down $7,500,000 on its existing line of credit with PNC bank.  The funds were used primarily to make property acquisitions.  The total balance outstanding on the line at March 31, 2006 was $1,600,000 and is included in Loans Payable.  At March 31, 2006, the interest rate on the line was 7.5%.

NOTE 7 – SHAREHOLDERS’ EQUITY

For the six months ended March 31, 2006, the Company received $6,209,555 from the Dividend Reinvestment and Stock Purchase Plan (DRIP).  This amount includes dividend reinvestments of $2,244,364.  There were 799,331 shares issued under the Plan.

On March 15, 2006, the Company paid $2,915,143 as a dividend of $.15 per share to shareholders of record February 15, 2006.   Total dividends paid for the six months ended March 31, 2006 was $5,763,329.  On April 3, 2006, the Company declared a dividend of $.15 per share to be paid on June 15, 2006 to shareholders of record May 15, 2006.

During the three months ended March 31, 2006, the Board of Directors voted to amend the articles of incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 30,000,000 shares.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended March 31, 2006 and 2005 for interest was $4,070,150 and $3,944,774, respectively.

During the six months ended March 31, 2006 and 2005, the Company had dividend reinvestments of $2,244,364 and $1,907,224, respectively, which required no cash transfers.

NOTE 9 – EMPLOYMENT AGREEMENT

Effective January 1, 2006, the Company and the Controller and Treasurer (the employee) entered into a three-year employment agreement, under which the employee receives an annual base salary with scheduled increases over the three years, plus bonuses and customary fringe benefits.  No accruals were recorded in connection with this employment agreement.  The Company allocates a portion of the employee’s salary to Monmouth Capital Corporation, an affiliated REIT.

NOTE 10 – DISCONTINUED OPERATIONS

Discontinued operations include the operations of one industrial property in Wichita, Kansas which was sold in March 2006.  The property’s lease expired May 31, 2005.  The following table summarizes the components of discontinued operations:

	Three Months		Six Months
	3/31/2006	3/31/2005	3/31/2006	3/31/2005

Rental and Occupancy Charges	$895	$71,668	$10,030	$143,337
Real Estate Taxes	(18,641)	(9,915)	(28,556)	(19,830)
Operating Expenses	(14,217)	(1,608)	(16,680)	(2,744)
Depreciation	(-0-)	(10,134)	(10,206)	(20,268)
Income (Loss) from Operations of Disposed Property	(31,963)	50,011	(45,412)	100,495
Loss on Sale of Investment Property	(28,385)	-0-	(28,385)	-0-
Income (Loss) from Discontinued Operations	($60,348)	$50,011	($73,797)	100,495

Cash flows from discontinued operations for the six months ended March 31, 2006 and 2005 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2006	2005

Cash flows from Operations – Discontinued Operations	$6,741	$122,376
Cash flows from Investing Activities – Discontinued Operations	1,320,854	-0-
Cash flows from Financing Activities – Discontinued Operations	750,750	-0-

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

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

The Company is a real estate investment trust (REIT).  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment grade tenants.   The Company owns forty-one industrial properties and one shopping center with a total of approximately 4,434,000 square feet.  Total real estate investments were $208,384,347 at March 31, 2006. These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland, Arizona, Colorado, South Carolina, Georgia, Alabama and Ohio.  As of March 31, 2006, the Company’s weighted average lease expiration term was 5.4 years, the percent of square footage leased was 96% and the Company’s occupancy rate was 84%.   The Company’s average rent per square foot for 2006 is approximately $4.85 per square foot.  Total acquisitions of real estate made during fiscal year 2006 were approximately $21,800,000.  Management intends to grow the real estate portfolio and expects to invest approximately $30,000,000 in fiscal 2006 in acquisitions of real property.

 The Company has a concentration of Federal Express Corporation and subsidiary (FDX) leased properties.  As of March 31, 2006, the percentage of FDX leased square footage as a total of the Company’s rental space is 37%, with 14% leased to FDX and 23% leased to FDX subsidiaries.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries is approximately 45% of total rental and occupancy charges.  This is a risk factor that shareholders should consider.

The Company also holds a portfolio of securities of other REITs of $11,612,833 as of March 31, 2006.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  As of March 31, 2006, the Company’s portfolio consisted of 72% preferred stocks, 24% common stocks and 4% debentures.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and occupancy charges from the ownership of industrial rental property.  Revenue also includes interest and dividend income and gain on securities transactions.   Prior years also included income from an equity investment which was dissolved in fiscal 2005.   Rent and occupancy charges increased $617,069 or 10% for

the three months ended March 31, 2006 as compare to the three months ended March 31, 2005 and increased $1,267,542 or 11% for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.  The increases in rent and occupancy charges are due mainly to the property acquisitions made during fiscal 2005 and the first quarter of fiscal 2006.  Net income decreased $154,744 or 8% for the three months ended March 31, 2006 as compared to March 31, 2005 and decreased $829,558 or 20% for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.   The decrease in net income is due mainly to a decrease in gain on securities transactions, net, a decrease in interest and dividend income, a decrease in income from equity investment and an increase in expenses (including interest).  The decrease in net income was partially offset by an increase in rental and occupancy charges.

See PART I, Item 1 – Business in the Company’s September 30, 2005 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

As of March 31, 2006, the Company owned forty-one properties with total square footage of approximately 4,434,000 compared to thirty-nine properties with square footage of approximately 4,250,000 as of March 31, 2005.  As of March 31, 2006, the Company’s weighted average lease expiration term was 5.4 years, the percent of square footage leased was 96% and the Company’s occupancy rate was 84%.   The Company made the following property acquisitions and dispositions during the six months ended March 31, 2006:

Acquisition Date	Location	Square Footage	Purchase Price	Tenant	Average Annual Rent	Annual Rent/PSF	Lease Expiration

12/13/2005	Richfield, OH	79,485	$8,600,000	FDX Ground	$644,646	$8.11	10/31/2016
12/21/2005	Colorado Springs, CO	53,202	5,600,000	FDX Ground	418,513	7.86	8/31/2015
12/29/2005	Tampa, FL	95,662	7,675,000	FDX	571,848	5.98	9/30/2017

Sale Date	Location	Square Footage	Sale Price	Tenant	Prior Annual Rent/PSF

3/10/2006	Wichita, KS	44,136	$1,400,000	Vacant (formerly Keebler)	$5.61

Rental and occupancy charges increased $617,069 or 10% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 and increased $1,267,542 or 11% for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.  The increase is due mainly to the rent and accrued tenant reimbursements related to the five industrial properties acquired during fiscal 2005 and the three industrial properties purchased during the first quarter of fiscal 2006.

Real estate taxes increased $147,543 or 17% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 and increased $237,319 or 14% for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.  Operating expenses increased $95,431 or 31% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 and increased $200,477 or 38% for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.  The increases are due mainly to the taxes and insurance costs related to the five industrial properties acquired during fiscal 2005 and the three industrial properties purchased during fiscal 2006.  Since these properties are subject to net-leases, the real estate taxes and insurance costs are billed to the tenant and which are included in rental and occupancy charges noted above.  The increase is also due to the increase in amortization of the in-place lease intangible assets also related to the properties acquired during fiscal 2005 and fiscal 2006.

Office and general expenses decreased $52,678 or 9% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 and increased $88,999 or 9% for the six months ended March 31, 2006 as compared to March 31, 2005.  The decrease for the three months is due to decreased professional fees, partially offset by increases in accounting fees and stock record costs.  The increase in the six months is due mainly to increases in accounting and auditing fees and increases in stock record costs.

Depreciation expense increased $113,508 or 10% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 and increased $253,185 or 11% for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.  The increase is due to the depreciation expense related to the properties acquired during fiscal 2005 and the first quarter of fiscal 2006.

Interest and dividend income decreased $118,813 or 31% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 and decreased $224,480 or 28% for the six months ended March 31, 2006 as compared to March 31, 2005.  The decrease is due mainly to the lower average balance of securities available for sale.  The average balance of securities available for sale was approximately $13,287,000 and $17,261,000 for the three months ended March 31, 2006 and 2005, respectively.  The average balance of securities available for sale was approximately $13,444,000 and $19,148,000 for the six months ended March 31, 2006 and 2005, respectively.  The Company has decreased its investment in securities mainly to invest the funds in property acquisitions.

Gain on securities transactions, net decreased $239,991 or 45% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 and decreased $722,546 or 69% for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.   The decrease is due mainly to the Company’s decision to realize a substantial portion of the unrealized gain in the securities portfolio existing prior to December 31, 2004 and reinvest the proceeds in property acquisitions.  Gain on securities transactions, net consisted of the following:

	Three Months		Six Months
	3/31/2006	3/31/2005	3/31/2006	3/31/2005

Gain on sale of securities, net	$41,399	$386,153	$41,399	$886,902
Gain on settled futures contracts	156,643	77,895	230,321	74,317
Unrealized gain(loss) on open futures contracts	100,546	74,531	49,921	82,968
Gain on securities transactions, net	$298,588	$538,579	$321,641	$1,044,187

The decrease in the income from equity investment is due to the dissolution of the equity investment during fiscal 2005.

Interest expense decreased $32,400 or 2% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 and increased $125,376 or 3% for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.  The decrease in interest expense for the three months is due mainly to a decrease in the average balance of loans payable for the three months ended March 31, 2006 as compared to March 31, 2005, partially offset by the interest related to the mortgages on the new property acquisitions.  The average balance of loans payable was approximately $4,550,000 and $9,170,000 for the three months ended March 31, 2006 and 2005, respectively.  The increase in interest expense for the six months is due mainly to interest expense related to the mortgages on newly acquired properties, partially offset by a decrease in interest expense related to a decreased balance in loans payable.

Discontinued operations include the operations of one industrial property in Wichita, Kansas which was sold in March 2006.  The property’s lease expired May 31, 2005.  The following table summarizes the components of discontinued operations

	Three Months		Six Months
	3/31/2006	3/31/2005	3/31/2006	3/31/2005

Rental and Occupancy Charges	$895	$71,668	$10,030	$143,337
Real Estate Taxes	(18,641)	(9,915)	(28,556)	(19,830)
Operating Expenses	(14,217)	(1,608)	(16,680)	(2,744)
Depreciation	(-0-)	(10,134)	(10,206)	(20,268)
Income (Loss) from Operations of Disposed Property	(31,963)	50,011	(45,412)	100,495
Loss on Sale of Investment Property	(28,385)	-0-	(28,385)	-0-
Income (Loss) from Discontinued Operations	($60,348)	$50,011	($73,797)	100,495

Cash flows from discontinued operations for the six months ended March 31, 2006 and 2005 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2006	2005

Cash flows from Operations – Discontinued Operations	$6,741	$122,376
Cash flows from Investing Activities – Discontinued Operations	1,320,854	-0-
Cash flows from Financing Activities – Discontinued Operations	750,750	-0-

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

CHANGES IN FINANCIAL CONDITION

The Company generated net cash from operating activities of $5,865,388 for the six months ended March 31, 2006 as compared to $5,479,929 for the six months ended March 31, 2005.

Real estate investments increased $16,639,874 from September 30, 2005 to March 31, 2006.  The increase is due mainly to the purchase of the industrial properties in Richfield, Ohio, Colorado Springs, Colorado, and Tampa, Florida, partially offset by the sale of the Wichita, Kansas property and depreciation for the six months ended March 31, 2006.  Intangible assets, net increased $1,249,542 due mainly to the recording of the in-place lease intangible value associated with the acquisitions noted above of $1,410,000 offset by amortization for the six months ended March 31, 2006 of $160,458.

Cash and cash equivalents decreased $4,111,203 from September 30, 2005 to March 31, 2006.  The decrease is due mainly to the purchase of the industrial properties.

Securities available for sale decreased $2,176,567 from September 30, 2005 to March 31, 2006.  The decrease is due mainly to sales of $2,572,846 and a decrease in the unrealized gain of 86,961.  This decrease was partially offset by purchases of $483,240.

During the six months ended March 31, 2006, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives as of March 31, 2006 was an asset of $49,921.

Prepaid expenses increased $494,881 from September 30, 2005 to March 31, 2006.  The increase is due mainly to the payment during the first quarter of the annual insurance policy.

Other assets decreased $304,025 from September 30, 2005 to March 31, 2006.  The decrease is due mainly to the closing of the purchase of the industrial properties and the transfer of the deposits and pre-acquisition costs to real estate investments.

Mortgage notes payable increased $6,172,016 from September 30, 2005 to March 31, 2006.  The increase in mortgages is due to the mortgages related to the Richfield, Ohio and Colorado Springs property acquisitions partially offset by principal payments for the six months ended March 31, 2006.

Loan payable increased $1,600,000 from September 30, 2005 to March 31, 2006.  The increase in loans payable is due to the Company drawing down $7,500,000 on the Company’s line of credit to find the purchase of the industrial property in Tampa, Florida in December 2005 and subsequently repaying $5,900,000 on the line.

The Company raised $6,209,555 from the issuance of shares in the DRIP during the six months ended March 31, 2006.  Gross dividends paid for the six months ended March 31, 2006 was $5,763,329, of which $2,244,364 was reinvested in the DRIP.   On April 3, 2006, the Company declared a dividend of $.15 per share to be paid on June 15, 2006 to shareholders of record May 15, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5,865,388 and $5,479,929 for the six months ended March 31, 2006 and 2005, respectively.  In addition, the Company owns unencumbered securities available for sale of $11,612,833 as of March 31, 2006.  These marketable securities provide the Company with additional liquidity.  As of March 31, 2006, the Company owned forty-one properties of which thirty carried mortgage loans totaling $118,140,534.  The Company has been raising capital through its DRIP and private placements and investing in net leased industrial properties.  The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  With the purchase of the Richfield, Ohio, Colorado Springs, Colorado and Tampa, Florida properties during fiscal 2006 and the sale of the property in Wichita, Kansas, the percentage of FDX leased square footage as a total of the Company’s rental space increased from 34% as of September 31, 2005 to 37% as of March 31, 2006.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries is approximately 45% of total rental and occupancy charges for fiscal 2006.  This is a risk factor that shareholders should consider.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

FUNDS FROM OPERATIONS

Funds from operations (FFO), is defined as net income, excluding gains or losses from sales of depreciable assets, plus real estate-related depreciation and amortization.   FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts (REITs).  FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis.  The items excluded from FFO are significant components in understanding the Company’s financial performance.

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

The Company’s FFO for the three and six months ended March 31, 2006 and 2005 is calculated as follows:

                         Three Months

                             Six Months

	3/31/06	3/31/05	3/31/06	3/31/05

Net Income	$1,778,429	$1,933,173	$3,324,329	$4,153,887
Loss on Sale of Investment Property	28,385	-0-	28,385	-0-
Depreciation Expense	1,280,788	1,177,414	2,490,521	2,257,604
Depreciation Expense Related to Discontinued Operations	-0-	10,134	10,206	20,268
Amortization of In-Place Lease Intangible Assets	96,464	-0-	160,457	-0-

FFO	$3,184,066	$3,120,721	$6,013,898	$6,431,759

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended March 31, 2006 and 2005:

	2006	2005

Operating Activities	$5,865,388	$5,479,929
Investing Activities	(18,167,739)	(24,248,448)
Financing Activities	8,191,148	18,922,957

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

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 5, 2006

By: /s/ Eugene W. Landy

Eugene W. Landy

President and Chief Executive Officer

Date:

May 5, 2006

By: /s/ Anna T. Chew

Anna T. Chew

Chief Financial Officer