Form 10-Q
period 2006-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2006-08-08
CIK 67625

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 (X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

 (   )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

For the Quarter ended

Commission File

June 30, 2006

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

The number of shares or other units outstanding of each of the issuer's classes of securities as of August 1, 2006 was 20,814,885.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2006

C O N T E N T S

		Page No

Part I –	Financial Information
Item 1-	Financial Statements (Unaudited):
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3-	Quantitative and Qualitative Disclosures About Market Risk
	There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.
Item 4-	Controls and Procedures	21
Part II -	Other Information

Item 1 -	Legal Proceedings	22

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3 -	Defaults Upon Senior Securities	22

Item 4 -	Submission of Matters to a Vote of Security Holders	22

Item 5 -	Other Information	22

Item 6 -	Exhibits	22

	Signatures	24

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2006 (UNAUDITED) AND SEPTEMBER 30, 2005

	June 30, 2006 (Unaudited)	September 30, 2005
ASSETS
Real Estate Investments:
Land	$39,822,713	$34,990,713
Buildings, Improvements and Equipment,
Net of Accumulated Depreciation of $29,344,381 and $26,026,153, respectively	167,297,365	156,753,760
Total Real Estate Investments	207,120,078	191,744,473

Cash and Cash Equivalents	1,674,320	5,922,954
Securities Available for Sale, at Fair Value	11,157,680	13,789,400
Tenant and Other Receivables	671,313	704,979
Deferred Rent Receivable	1,111,950	1,043,083
Prepaid Expenses	503,702	139,850
Financing Costs, Net of Accumulated Amortization of $648,702 and $537,234, respectively	1,586,491	1,466,951
Lease Costs, Net of Accumulated Amortization of $320,545 and $203,287, respectively	208,475	241,696
Intangible Assets, net of Accumulated Amortization of $454,353 and $197,430, respectively	3,579,647	2,426,570
Other Assets	1,238,170	361,446
TOTAL ASSETS	$228,851,826	$217,841,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage Notes Payable	$116,371,705	$111,968,518
Loans Payable	1,168,627	-0-
Accounts Payable and Accrued Expenses	1,750,324	1,312,484
Other Liabilities	1,919,586	2,000,159
Total Liabilities	121,210,242	115,281,161

Shareholders’ Equity:
Common Stock -$.01 Par Value, 30,000,000 Shares Authorized, 20,002,830 and 18,833,367 Shares Issued and Outstanding, respectively	200,029	188,334
Excess Stock -$.01 Par Value, 5,000,000 Shares Authorized, No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	108,510,722	103,121,873
Accumulated Other Comprehensive Income	132,396	451,597
Loans to Officers, Directors & Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	107,641,584	102,560,241

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$228,851,826	$217,841,402

Unaudited - See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended		Nine Months Ended
	6/30/06	6/30/05	6/30/06	6/30/05
INCOME:
Rental and Occupancy Charges	$6,686,962	$6,248,939	$19,726,613	$18,044,938

EXPENSES:
Management Fees	84,237	85,689	259,108	245,129
Real Estate Taxes	976,102	963,254	2,928,936	2,682,074
Operating Expenses	385,686	238,845	1,106,207	762,867
Office and General Expense	673,085	520,384	1,790,052	1,548,352
Depreciation	1,279,958	1,189,976	3,770,479	3,430,690

TOTAL EXPENSES	3,399,068	2,998,148	9,854,782	8,669,112

OTHER INCOME (EXPENSE)

Interest and Dividend Income	252,229	344,882	818,401	1,135,534
Gain on Securities Transactions, net	118,117	260,432	439,758	1,304,619
Income from Equity Investment	-0-	1,206,708	-0-	1,261,708
Interest Expense	(2,010,373)	(2,020,927)	(6,080,523)	(5,965,701)

TOTAL OTHER INCOME (EXPENSE)	(1,640,027)	(208,905)	(4,822,364)	(2,263,840)

INCOME FROM CONTINUING OPERATIONS	1,647,867	3,041,886	5,049,467	7,111,986

DISCONTINUED OPERATIONS
Income (Loss) from Operations of Disposed Property	-0-	46,537	(48,886)	130,324
Loss on Sale of Investment Property	-0-	-0-	(28,385)	-0-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-0-	46,537	(77,271)	130,324

NET INCOME	$1,647,867	$3,088,423	$4,972,196	$7,242,310

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) – CONT’D

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended		Nine Months Ended
	6/30/06	6/30/05	6/30/06	6/30/05

BASIC NET INCOME – PER SHARE

Income from Continued Operations	$.08	$.17	$.26	$.40
Income from Discontinued Operations	-0-	-0-	-0-	.01
Net Income per Share -Basic	$.08	$.17	$.26	$.41

DILUTED NET INCOME – PER SHARE

Income from Continuing Operations	$.08	$.17	$.26	$.40
Income from Discontinued Operations	-0-	-0-	-0-	.01
Net Income per Share - Diluted	$.08	$.17	$.26	$.41

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,800,056	18,129,386	19,390,189	17,783,564
Diluted	19,845,211	18,201,322	19,438,446	17,860,644

Unaudited

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,972,196	$7,242,310
Noncash Items Included in Net Income:
Depreciation	3,780,685	3,461,092
Amortization	485,649	220,547
Stock Compensation Expense	108,211	62,820
Gain on Securities Transactions, net	(439,758)	(1,304,619)
Loss on Sale of Investment Property	28,385	-0-
Gain on Dissolution of Equity Investment	-0-	(1,179,208)
Changes In:
Tenant, Deferred Rent and Other Receivables	(35,201)	303,751
Prepaid Expenses	(363,852)	(244,112)
Other Assets and Lease Costs	(698,654)	131,275
Accounts Payable, Accrued Expenses and Other Liabilities	357,267	(28,332)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,194,928	8,665,524

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(21,799,300)	(31,149,550)
Capital Improvements & Purchases of Equipment	(116,229)	(215,933)
Increase in Construction in Progress	(262,107)	-0-
Proceeds from Sale of Real Estate Investment Property	1,320,854	-0-
Proceeds from Dissolution of Equity Investment	-0-	2,079,607
Proceeds from Sale of Securities Available for Sale	3,304,567	11,185,470
Purchase of Securities Available for Sale	(552,290)	(545,903)
NET CASH USED IN INVESTING ACTIVITIES	(18,104,505)	(18,646,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans	25,025,712	32,223,734
Principal Payments on Loans	(23,857,085)	(32,685,634)
Proceeds from Mortgages	9,500,000	20,822,500
Principal Payments on Mortgages	(5,096,813)	(4,843,986)
Financing Costs on Debt	(231,008)	(353,783)
Payments on Loans to Officers, Directors and Key Employees	-0-	14,375
Proceeds from Issuance of Common Stock	5,545,533	5,199,086
Proceeds from Exercise of Stock Options	142,600	128,350
Dividends Paid, Net of Reinvestments	(5,367,996)	(4,847,173)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,660,943	15,657,469

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,248,634)	5,676,684
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	5,922,954	925,015
END OF PERIOD	$1,674,320	$6,601,699

Unaudited

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2006

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

The interim consolidated financial statements furnished herein include Monmouth Real Estate Investment Corporation and its wholly-owned subsidiaries, MRC I LLC and MREIC Financial, Inc., (the Company) and reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2006 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  All intercompany transactions and balances have been eliminated in consolidation.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2005 have been omitted.

Employee Stock Options

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”.  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $34,914 and $13,152 have been recognized in the three months ended June 30, 2006 and 2005, respectively.  Compensation costs of $108,211 and $62,810 have been recognized in the nine months ended June 30, 2006, and 2005, respectively.

During the nine months ended June 30, 2006, one participant exercised options to purchase 20,000 shares of stock for total proceeds of $142,600.  During the nine months ended June 30, 2006, no stock options were granted under the 1997 Stock Option Plan (the Plan) and no stock options expired.  As of June 30, 2006, there were options outstanding to purchase 711,000 shares and 265,000 shares were available for grant under the Plan.

Discontinued Operations

The Company has adopted FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets that are considered a component.  A component is comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the rest of the Company.   FAS 144 requires that the results of operations and gains or losses on the sale of a component of an entity be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

NOTE 2 – NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 45,155 and 71,936 shares for the three months ended June 30, 2006 and 2005, respectively, are included in the diluted weighted average shares outstanding.   Options in the amount of 48,257 and 77,080 shares for the nine months ended June 30, 2006 and 2005, respectively, are included in the diluted weighted average shares outstanding.

NOTE 3 – COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income:

   Three Months

Nine Months

	6/30/06	6/30/05	6/30/06	6/30/05

Net Income	$1,647,867	$3,088,423	$4,972,196	$7,242,310
Increase (Decrease) in unrealized gain on securities available for sale	(232,240)	(455,644)	(319,201)	(978,208)
Comprehensive Income	$1,415,627	$2,632,779	$4,652,995	$6,264,102

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

The Company has a concentration of FDX and FDX subsidiary leased properties.  With the purchase of the three properties noted above and the sale of the Wichita, Kansas property, the percentage of FDX leased square footage as a total of our rental space increased from 34% as of September 30, 2005 to 37% as of June 30, 2006.   Annualized rental income and occupancy charges from FDX and FDX subsidiaries is approximately 45% of total rental and occupancy charges for fiscal 2006.

On November 30, 2005, the tenant at the property in Urbandale, Iowa vacated the building in connection with the expiration of the lease.  The 36,150 square foot industrial building is currently vacant.

On June 30, 2006, the lease agreement related to the Fayetteville, North Carolina property expired.  The 148,000 square foot industrial building is currently vacant.

NOTE 5 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the nine months ended June 30, 2006, the Company made purchases of $552,290 in securities available for sale.  Included in these purchases were purchases of $21,627 or 4,219 shares of Monmouth Capital Corporation (an affiliate), through the Dividend Reinvestment and Stock Purchase Plan of Monmouth Capital Corporation.  The Company sold $2,864,809 in securities available for sale and recognized a gain on sale of $38,025.

During the nine months ended June 30, 2006, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or liabilities on the balance sheet.  The fair value of the derivatives at June 30, 2006 was an asset of $75,938.  During the three and nine months ended June 30, 2006, the Company recorded a realized gain of $95,474 and $325,795, respectively, on settled futures contracts.

NOTE 6 – OTHER ASSETS

Other Assets consists of the following as of June 30, 2006 and September 30, 2005:

	6/30/06	9/30/05

Deposits and pre-acquisition costs	$900,125	$326,289
Construction in progress	262,107	-0-
Unrealized gain (loss) on open futures contracts	75,938	$35,157
Total	$1,238,170	$361,446

Construction in progress relates to costs incurred for the expansion of the Beltsville, Maryland property, which is leased by FedEx Ground.  The building will be expanded from 109,705 square feet to 144,523 square feet for a total estimated project cost of approximately $4,300,000.  Construction of the expansion is expected to be completed in August 2007.  As of June 30, 2006, the Company had approximately $80,000 in commitments under the construction contract.

NOTE 7 – LOANS PAYABLE

During the nine months ended June 30, 2006, the Company drew down $7,500,000 on its existing line of credit with PNC bank.  The funds were used primarily to make property acquisitions.  The Company repaid the balance on the line of credit and allowed the line with PNC Bank to expire in May, 2006.

The Company closed on a new $25,000,000 line of credit with North Fork Bank on June 28, 2006 (the new line).  Of the $25,000,000 line, $5,000,000 is designated for working capital purposes and $20,000,000 is to be used for property acquisitions.  Each acquisition advance must be secured by the acquired property (80% of the purchase price).  The interest rate on the new line is LIBOR plus 185 basis points.  The new line matures March 31, 2009 however the date may be extended per the loan agreement.

NOTE 8 – SHAREHOLDERS’ EQUITY

On March 27, 2006, the Board of Directors voted to amend the articles of incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 30,000,000 shares.

For the nine months ended June 30, 2006, the Company received $8,914,174 from the Dividend Reinvestment and Stock Purchase Plan (DRIP).  This amount includes dividend reinvestments of $3,368,641.  There were 1,149,463 shares issued under the Plan.

On June 15, 2006, the Company paid $2,973,308 as a dividend of $.15 per share to shareholders of record May 15, 2006.   Total dividends paid (including reinvestments) for the nine months ended June 30, 2006 was $8,736,637.  On July 6, 2006, the Company declared a dividend of $.15 per share to be paid on September 15, 2006 to shareholders of record August 15, 2006.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended June 30, 2006 and 2005 for interest was $6,080,523 and $5,965,701, respectively.

During the nine months ended June 30, 2006 and 2005, the Company had dividend reinvestments of $3,368,641 and $2,896,550, respectively, which required no cash transfers.

NOTE 10 – EMPLOYMENT AGREEMENT

Effective January 1, 2006, the Company and the Controller and Treasurer (the employee) entered into a three-year employment agreement, under which the employee receives an annual base salary of $107,500 for 2006 with increases of 10% for 2007 and 2008, plus bonuses and customary fringe benefits.  The employee will also receive four weeks vacation.  In the event of disability, the employee will receive lost wages from a disability insurance policy.  No accruals were recorded in connection with this employment agreement.  The Company allocates a portion of the employee’s salary to Monmouth Capital Corporation, an affiliated REIT.

NOTE 11 – DISCONTINUED OPERATIONS

Discontinued operations include the operations of one industrial property in Wichita, Kansas which was sold in March 2006.  The property’s lease had expired May 31, 2005.  The following table summarizes the components of discontinued operations:

	Three Months		Nine Months
	6/30/06	6/30/05	6/30/06	6/30/05

Rental and Occupancy Charges	$-0-	$76,974	$10,030	$196,421
Real Estate Taxes	-0-	(13,220)	(28,556)	(29,745)
Operating Expenses	-0-	(3,705)	(20,154)	(5,950)
Depreciation	-0-	(13,512)	(10,206)	(30,402)
Income (Loss) from Operations of Disposed Property	-0-	46,537	(48,886)	130,324
Loss on Sale of Investment Property	-0-	-0-	(28,385)	-0-
Income (Loss) from Discontinued Operations	$-0-	$46,537	($77,271)	$130,324

Cash flows from discontinued operations for the nine months ended June 30, 2006 and 2005 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2006	2005

Cash Flows from Operations – Discontinued Operations	($10,182)	$137,899
Cash Flows from Investing Activities – Discontinued Operations	1,320,854	-0-
Cash Flows from Financing Activities – Discontinued Operations	(145,868)	(137,899)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 12 – CONTINGENCIES AND COMMITMENTS

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

As of June 30, 2006, the Company had approximately $80,000 in commitments under the construction contract for the expansion of the Beltsville, Maryland industrial building.

NOTE 13 – SUBSEQUENT EVENTS

On July 7, 2006, the Company purchased a 215,720 square foot industrial building in Griffin, Georgia.   The building is 100% net-leased to Caterpillar Logistics Services which expires November 30, 2012.  The lease is guaranteed by Caterpillar, Inc.  The purchase price including closing costs was approximately $15,100,000.  The Company paid approximately $100,000 in cash and drew an acquisition advance of $14,959,486 on the new line of credit.  The amount of the acquisition note of $12,068,423 (80% of the purchase price) is due April 6, 2007.   The remainder of the advance was applied against the working capital designation.

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

The Company is a real estate investment trust (REIT).  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment grade tenants.   The Company owns forty-one industrial properties and one shopping center with a total of approximately 4,434,000 square feet.  Total real estate investments were approximately $207,120,000 at June 30, 2006. These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland, Arizona, Colorado, South Carolina, Georgia and Alabama.  As of June 30, 2006, the Company’s weighted average lease expiration term was 5.5 years, the percent of square footage leased was 92% and the Company’s occupancy rate was 84%.   The Company’s average rent per square foot for 2006 is approximately $4.88 per square foot.  Total acquisitions of real estate made during fiscal year 2006 were approximately $21,800,000.  Management intends to grow the real estate portfolio and expects to invest approximately $30,000,000 in fiscal 2006 in acquisitions of real property.

 The Company has a concentration of Federal Express Corporation and subsidiary (FDX) leased properties.  As of June 30, 2006, the percentage of FDX leased square footage as a total of the Company’s rental space is 37%, with 14% leased to FDX and 23% leased to FDX subsidiaries.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries is approximately 45% of total rental and occupancy charges.  This is a risk factor that shareholders should consider.

The Company also holds a portfolio of securities of other REITs of approximately $11,158,000 as of June 30, 2006.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  As of June 30, 2006, the Company’s portfolio consisted of 72% preferred stocks, 24% common stocks and 4% debentures.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and occupancy charges from the ownership of industrial rental property.  Revenue also includes interest and dividend income and gain on securities transactions.   Prior years also included income from an equity investment which was dissolved in fiscal 2005.   Rental and occupancy charges increased $438,023 or 7%

for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and increased $1,681,675 or 9% for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.  The increases in rent and occupancy charges are due mainly to the property acquisitions made during fiscal 2005 and the first quarter of fiscal 2006.  Net income decreased $1,140,556 or 47% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and decreased $2,270,114 or 31% for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.   The decrease in net income is due mainly to a decrease in gain on securities transactions, net, a decrease in interest and dividend income, a decrease in income from equity investment and an increase in expenses (including interest).  The decrease in net income was partially offset by an increase in rental and occupancy charges.   The Company has been in the process of decreasing its investment in REIT securities and investing in real property acquisitions.  Management is seeking new real property acquisitions in a very competitive market.

See PART I, Item 1 – Business in the Company’s September 30, 2005 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

As of June 30, 2006, the Company owned forty-one properties with total square footage of approximately 4,434,000 compared to thirty-nine properties with square footage of approximately 4,250,000 as of June 30, 2005.  As of June 30, 2006, the Company’s weighted average lease expiration term was 5.5 years, the percent of square footage leased was 92% and the Company’s occupancy rate was 84%.   The Company made the following property acquisitions and dispositions during the nine months ended June 30, 2006:

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

Rental and occupancy charges increased $438,023 or 7% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and increased $1,681,675 or 9% for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.  The increase is due mainly to the rent and accrued tenant reimbursements related to the five industrial properties acquired during fiscal 2005 and the three industrial properties purchased during the first quarter of fiscal 2006.

Real estate taxes increased $12,848 or 1% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and increased $246,862 or 9% for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.  Operating expenses increased $146,841 or 61% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and increased $343,340 or 45% for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.  The increases are due mainly to the taxes and insurance costs related to the five industrial properties acquired during fiscal 2005 and the three industrial properties purchased during fiscal 2006.  Since these properties are subject to net-leases, the real estate taxes and insurance costs are billed to the tenant and the reimbursements are accrued in rental and occupancy charges noted above.  The increase is also due to the increase in amortization of the in-place lease intangible assets also related to the properties acquired during fiscal 2005 and fiscal 2006. The increase in real estate taxes for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 related to the new acquisitions and was offset by a decrease in real estate taxes related to the property sold in 2006 as well as an adjustment made to real estate taxes in the third quarter of 2005.

Office and general expenses increased $152,701 or 29% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and increased $241,700 or 16% for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.  The increase is due mainly to increases in salaries and benefits, accounting fees and stock record costs.

Depreciation expense increased $89,982 or 8% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and increased $339,789 or 10% for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.  The increase is due to the depreciation expense related to the properties acquired during fiscal 2005 and the first quarter of fiscal 2006.

Interest and dividend income decreased $92,653 or 27% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and decreased $317,133 or 28% for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.  The decrease is due mainly to the lower average balance of securities available for sale.  The average balance of securities available for sale was approximately $11,348,000 and $14,520,000 for the three months ended June 30, 2006 and 2005, respectively.  The average balance of securities available for sale was approximately $12,789,000 and $17,562,000 for the nine months ended June 30, 2006 and 2005, respectively.  The Company has decreased its investment in securities mainly to invest the funds in property acquisitions.

Gain on securities transactions, net decreased $142,315 or 55% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and decreased $864,861 or 66% for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.   The decrease is due mainly to the Company’s decision to realize a substantial portion of the unrealized gain in the securities portfolio existing prior to December 31, 2004 and reinvest the proceeds in property acquisitions.  The decrease was partially offset by an increase in gains on the futures contracts.  Gain on securities transactions, net consisted of the following:

	Three Months		Nine Months
	6/30/06	6/30/05	6/30/06	6/30/05

Gain (loss) on sale of securities, net	($3,376)	$613,027	$38,025	$1,499,929
Gain (loss) on settled futures contracts	95,474	(304,784)	325,795	(230,467)
Unrealized gain(loss) on open futures contracts	26,019	(47,811)	75,938	35,157
Gain on securities transactions, net	$118,117	$260,432	$439,758	$1,304,619

The decrease in the income from equity investment is due to the dissolution of the equity investment during fiscal 2005.

Interest expense decreased $10,554 or 0% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and increased $114,822 or 2% for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.  The decrease in interest expense for the three months is due mainly to a decrease in the average balance of loans payable for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, partially offset by the interest related to the mortgages on the new property acquisitions.  The average balance of loans payable was approximately $594,000 and $2,069,000 for the three months ended June 30, 2006 and 2005, respectively.  The increase in interest expense for the nine months is due mainly to interest expense related to the mortgages on newly acquired properties, partially offset by a decrease in interest expense related to a decreased balance in loans payable.  The average balance of loans payable was approximately $584,000 and $800,000 for the nine months ended June 30, 2006 and 2005, respectively.

Discontinued operations include the operations of one industrial property in Wichita, Kansas which was sold in March 2006.  The property’s lease expired May 31, 2005.  The following table summarizes the components of discontinued operations:

	Three Months		Nine Months
	6/30/06	6/30/05	6/30/06	6/30/05

Rental and Occupancy Charges	$-0-	$76,974	$10,030	$196,421
Real Estate Taxes	-0-	(13,220)	(28,556)	(29,745)
Operating Expenses	-0-	(3,705)	(20,154)	(5,950)
Depreciation	-0-	(13,512)	(10,206)	(30,402)
Income (Loss) from Operations of Disposed Property	-0-	46,537	(48,886)	130,324
Loss on Sale of Investment Property	-0-	-0-	(28,385)	-0-
Income (Loss) from Discontinued Operations	$-0-	$46,537	($77,271)	$130,324

Cash flows from discontinued operations for the nine months ended June 30, 2006 and 2005 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2006	2005

Cash Flows from Operations – Discontinued Operations	($10,182)	$137,899
Cash Flows from Investing Activities – Discontinued Operations	1,320,854	-0-
Cash Flows from Financing Activities – Discontinued Operations	(145,868)	($137,899)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

CHANGES IN FINANCIAL CONDITION

The Company generated net cash from operating activities of $8,194,928 for the nine months ended June 30, 2006 as compared to $8,665,524 for the nine months ended June 30, 2005.

Real estate investments, net of accumulated depreciation, increased $15,375,605 from September 30, 2005 to June 30, 2006.  The increase is due mainly to the purchase of the industrial properties in Richfield, Ohio, Colorado Springs, Colorado, and Tampa, Florida, partially offset by the sale of the Wichita, Kansas property and depreciation for the nine months ended June 30, 2006.  Intangible assets, net increased $1,153,077 due mainly to the recording of the in-place lease intangible value associated with the acquisitions noted above of $1,410,000 offset by amortization for the nine months ended June 30, 2006 of $256,923.

Cash and cash equivalents decreased $4,248,634 from September 30, 2005 to June 30, 2006.  The decrease is due mainly to the purchase of the industrial properties.

Securities available for sale decreased $2,631,720 from September 30, 2005 to June 30, 2006.  The decrease is due mainly to sales of $2,864,809 and a decrease in the unrealized gain of $319,201.  This decrease was partially offset by purchases of $552,290.

During the nine months ended June 30, 2006, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives as of June 30, 2006 was an asset of $75,938.

Prepaid expenses increased $363,852 from September 30, 2005 to June 30, 2006.  The increase is due mainly to the payment during the first quarter of the annual insurance policy.

Other assets increased $876,724 from September 30, 2005 to June 30, 2006.  The increase is due mainly to the payment of deposits and pre-acquisition costs for the property purchased in Griffin, Georgia, a deposit on a future acquisition, and an increase in construction in progress.  Construction in progress relates to the expansion of the FedEx Ground property in Beltsville, Maryland.  Upon closing of the purchase of the industrial properties or completion of construction, the costs are transferred to real estate investments.

Mortgage notes payable increased $4,403,187 from September 30, 2005 to June 30, 2006.  The increase in mortgages is due to the mortgages related to the Richfield, Ohio and Colorado Springs property acquisitions partially offset by principal payments for the nine months ended June 30, 2006.

Loan payable increased $1,168,627 from September 30, 2005 to June 30, 2006.   The increase was due to the Company drawing on its margin loan for securities purchases and working capital needs.

The Company raised $8,914,174 from the issuance of shares in the DRIP during the nine months ended June 30, 2006.  Gross dividends paid for the nine months ended June 30, 2006 was $8,736,637, of which $3,368,641 was reinvested in the DRIP.   The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its line of credit, refinance debt, or raise capital through the DRIP or capital markets.

On July 6, 2006, the Company declared a dividend of $.15 per share to be paid on September 15, 2006 to shareholders of record August 15, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8,194,928 and $8,665,524 for the nine months ended June 30, 2006 and 2005, respectively.  In addition, the Company owns unencumbered securities available for sale of approximately $10,000,000 as of June 30, 2006.  These marketable securities provide the Company with additional liquidity.  As of June 30, 2006, the Company owned forty-one properties of which thirty carried mortgage loans totaling $116,371,705.  The Company has been raising capital through its DRIP and private placements and investing in net leased industrial properties.  The Company believes that funds generated from operations, the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  With the purchase of the Richfield, Ohio, Colorado Springs, Colorado and Tampa, Florida properties during fiscal 2006 and the sale of the property in Wichita, Kansas, the percentage of FDX leased square footage as a total of the Company’s rental space increased from 34% as of September 30, 2005 to 37% as of June 30, 2006.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries is approximately 45% of total rental and occupancy charges for fiscal 2006.  This is a risk factor that shareholders should consider.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

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

The Company’s FFO for the three and nine months ended June 30, 2006 and 2005 is calculated as follows:

                         Three Months

                             Nine Months

	6/30/06	6/30/05	6/30/06	6/30/05

Net Income	$1,647,867	$3,088,423	$4,972,196	$7,242,310
Loss on Sale of Investment Property	-0-	-0-	28,385	-0-
Depreciation Expense	1,279,958	1,189,976	3,770,479	3,430,690
Depreciation Expense Related to Discontinued Operations	-0-	13,512	10,206	30,402
Amortization of In-Place Lease Intangible Assets	96,466	-0-	256,923	-0-

FFO	$3,024,291	$4,291,911	$9,038,189	$10,703,402

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended June 30, 2006 and 2005:

	2006	2005

Operating Activities	$8,194,928	$8,665,524
Investing Activities	(18,104,505)	18,646,309
Financing Activities	5,660,943	15,657,469

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

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

PART II:  OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS – None
ITEM 1A:	RISK FACTORS There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Form 10-Q.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS –None
ITEM 3	DEFAULTS UPON SENIOR SECURITIES - None
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 27, 2006. The proposals submitted to the vote of the shareholders and the results of the vote were as follows:

Proposal 1 – For the election of the following nominees for Director:

Eugene W. Landy – for 15,923,457; against 127,021
Samuel A. Landy – for 15,925,037; against 125,441
Peter J. Weidhorn – for 15,932,455; against 118,022

Proposal 2 – For the appointment of Reznick Group, P.C. as independent auditors for the Company for the year ending September 30, 2006.
For – 16,001,954; Against – 16,936; Abstain – 31,586

ITEM 5	OTHER INFORMATION – None
(a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – none
(b) Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors – none

ITEM 6	EXHIBITS

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

August 4, 2006

By: /s/ Eugene W. Landy

Eugene W. Landy

President and Chief Executive Officer

Date:

August 4, 2006

By: /s/ Anna T. Chew

Anna T. Chew

Chief Financial Officer