Form 10-K/A
period 2005-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2006-09-11
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  __Yes   X   No

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

 Documents Incorporated by Reference: Exhibits incorporated by reference are listed in Part IV, Item 15 (a) (3).

EXPLANTORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2005 is being made to correctly file Exhibits 31.1, 31.2 and 32.  No other changes have been made to this Form 10-K.

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