Form 10-Q/A
period 2005-12-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2006-09-11
CIK 67625

FORM 10-Q/A

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

Large accelerated filer_ ____         Accelerated filer   X             Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       Yes             No     X__

The number of shares or other units outstanding of each of the issuer's classes of securities as of January 17, 2006 was 19,320,455.

EXPLANTORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Monmouth Real Estate Investment Corporation for the quarter ended December 31, 2005 is being made to correctly file Exhibits 31.1, 31.2 and 32.  No other changes have been made to this Form 10-Q.

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