Form 10-Q/A
period 2006-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2006-09-11
CIK 67625

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

EXPLANTORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Monmouth Real Estate Investment Corporation for the quarter ended March 31, 2006 is being made to correctly file Exhibits 31.1, 31.2 and 32.  No other changes have been made to this Form 10-Q.

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