Form 10-Q/A
period 2006-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2006-09-29
CIK 67625

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

The number of shares or other units outstanding of each of the issuer's classes of securities as of August 1, 2006 was 20,014,885.

EXPLANTORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Monmouth Real Estate Investment Corporation for the quarter ended June 30, 2006 is being made to correct a typographical error in the number of shares outstanding as of August 1, 2006 presented on the cover page of the 10-Q.  The correct number of shares outstanding as of August 1, 2006 was 20,014,885.  No other changes have been made to this Form 10-Q.

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