Form 10-K
period 2006-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2006-12-14
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended      September 30, 2006

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

Common Stock      $.01 par value - NASDAQ Global Select Market

7.625% Series A Cumulative Redeemable Preferred Stock   $25 par value - NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  _____  Yes   _X__ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ___ Yes   _X_ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X  Yes   __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.        Large accelerated filer _____       Accelerated filer __X___     Non-accelerated filer ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ___ Yes   _X_ No

The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 31, 2006 was $149,641,385.

There were 20,212,990 shares of common stock outstanding as of December 1, 2006.

 Documents Incorporated by Reference: Exhibits incorporated by reference are listed in Part IV, Item 15 (a) (3).

TABLE OF CONTENTS

Item No.		Page No.
	Part I
1	Business	3
1A	Risk Factors	6
1B	Unresolved Staff Comments	14
2	Properties	15
3	Legal Proceedings	19
4	Submission of Matters to a Vote of Security-Holders	19

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
6	Selected Financial Data	22
7	Managements’ Discussion and Analysis of Financial Condition and Results of Operation	24
7A	Quantitative and Qualitative Disclosures about Market Risk	40
8	Financial Statements and Supplementary Data	41
9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	42
9A	Controls and Procedures	42
9B	Other Information	44

	Part III
10	Directors, Executive Officers and Corporate Governance	45
11	Executive Compensation	49
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55
13	Certain Relationships and Related Transactions	58
14	Principal Accounting Fees and Services	59

	Part IV
15	Exhibits, Financial Statement Schedules	61
	Signatures	112

PART I

ITEM 1 – BUSINESS

General Development of the Business

In this 10-K, “we”, “us’, “our”, or “the Company”, refers to Monmouth Real Estate Investment Corporation, together with its predecessors and subsidiaries, unless the context requires otherwise.

The Company is a corporation operating as a qualified real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code (the Code), and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.

The Company was established in 1968 as a New Jersey Business Trust (NJBT).  In 1990, the NJBT merged into a newly formed Delaware corporation.  On May 15, 2003, the Company changed its state of incorporation from Delaware to Maryland by merging with and into a Maryland corporation (the Reincorporation).  The Reincorporation was approved by the Company’s shareholders at the Company’s annual meeting on May 6, 2003.

In 2001, the Company formed MRC I LLC, a Wisconsin LLC, to purchase the property in Cudahy, Wisconsin.  In 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MREIC Financial, Inc.  MREIC Financial, Inc. had no activity during fiscal year 2005 or 2006.

The Company’s primary business is the ownership of real estate.  Its investment focus is to own net leased industrial properties which are leased to investment-grade tenants on long-term leases.    In addition, the Company holds a portfolio of REIT securities.

Narrative Description of Business

Currently, the Company derives its income primarily from real estate rental operations. Rental and occupancy charges were $26,533,882, $24,302,300, and $21,048,278 for the years ended September 30, 2006, 2005 and 2004, respectively.  Total assets were $241,906,933 and $217,841,402 as of September 30, 2006 and 2005, respectively.

The Company has approximately 4,650,000 square feet of space that it leases, of which approximately 1,661,000 square feet, or 36%, is leased to Federal Express Corporation (FDX) and its subsidiaries and approximately 230,000 square feet, or 5%, is leased to Keebler Company, a subsidiary of the Kellogg Company.  During 2006, 2005 and 2004 rental and occupancy charges from properties leased to these companies approximated 53%, 49% and 48%, respectively, of total rental and occupancy charges.

The Company’s weighted-average lease expiration was 5.3 years at September 30, 2006 and its average rent per square foot for fiscal 2006 was $4.72.  At September 30, 2006, the Company’s percentage of square footage leased was 93% and occupancy was 85%.

At September 30, 2006, the Company had investments in forty-two properties. (See Item 2 for detailed description of the properties.)  These properties are located in New Jersey, New York, Connecticut, Maryland, Michigan, Mississippi, Missouri, Massachusetts, Iowa, Illinois, Nebraska, North Carolina, South Carolina, Kansas, Pennsylvania, Florida, Virginia, Ohio, Wisconsin, Arizona, Colorado, Georgia and Alabama.  All properties are managed by a management company, Cronheim Management Services (CMS). All properties are leased on a net basis except the industrial park in Monaca, Pennsylvania.

In fiscal 2006, the Company purchased four net-leased industrial properties for a total cost of approximately $37,000,000 and sold one-net leased property for $1,400,000.  In fiscal 2007, the Company anticipates additional acquisitions.  The funds for these acquisitions are expected to come from the Company’s available line of credit, mortgages, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan, private placements and public placements of additional common or preferred stock. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.  Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only upon closing.

The Company competes with other investors in real estate for attractive investment opportunities.  These investors include other “equity” real estate investment trusts, limited partnerships, syndications and private investors, among others.   Competition in the market areas in which the Company operates is significant and affects the ability to acquire or develop properties, and occupancy levels, rental rates, and operating expenses of certain properties.  Management has built relationships with merchant builders which have historically provided the Company with investment opportunities which fit the Company’s investment policy.

The Company continues to invest in both debt and equity securities of other REITs.  The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of the funds. This securities portfolio, to the extent not pledged to secure borrowing, provides the Company with liquidity and additional income.  Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.  From time to time, the Company may use derivative instruments to mitigate interest rate risk.

Investment and Other Policies

The Company’s investment policy is to concentrate its investments in the area of long-term net-leased industrial properties to investment grade tenants.  The Company’s strategy is to obtain a favorable yield spread between the yield from the net-leased industrial properties and mortgage interest costs.  In addition, management believes that investments in well-located industrial properties provide a potential for long term capital appreciation.  There is the risk that, on expiration of current leases, the properties will become vacant or re-leased at lower rents.  The results obtained by the Company by re-leasing the properties will depend on the market for industrial properties at that time.

The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX or FDX subsidiaries meet these criteria. The Company has a concentration of properties leased to FDX and FDX subsidiaries.  This is a risk factor that shareholders should consider.  FDX is a publicly-owned corporation and information on its financial and business operations is readily available to the Company’s shareholders.

The Company operates as part of a group of three public companies (all REITs) which includes UMH Properties, Inc. (UMH) and Monmouth Capital Corporation (MCC) (the affiliated companies).  UMH has focused its investing in manufactured home communities.  MCC makes investments in property which does not currently fit either the investment criteria of the Company or UMH.  General and administrative expenses are allocated among the three affiliated companies based on use or services provided.  The Company currently has ten employees.  Allocations of salaries and benefits are made among the affiliated companies based on the amount of the employees’ time dedicated to each affiliated company.

Property Management

The Company does not have an advisory contract; however, all of the properties are managed by Cronheim Management Services, Inc. (CMS), a division of David Cronheim Company (Cronheim), a related party as discussed in Note No. 14 to the Consolidated Financial Statements.  During fiscal 2006 and 2005, the Company entered into new management contracts with CMS, which did not materially alter the contract in place since 1998 (the 1998 contract), other than modifying the annual management fee.  For the calendar year 2006 and 2005, the management fee was fixed at $380,000 and $350,000, respectively.  CMS provides sub-agents as regional managers for the Company’s properties and compensates them out of this management fee.   The Company paid CMS $367,976, $334,505, and $299,392 in 2006, 2005 and 2004, respectively, for the management of the properties.  CMS received $15,419, $54,581 and $132,185 in lease commissions in 2006, 2005 and 2004, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $-0-, $60,200 and $-0- in mortgage brokerage commissions in 2006, 2005 and 2004, respectively.

Additional information about the Company can be found on the Company’s website which is located at www.mreic.com.  The Company’s filings with the Securities and Exchange Commission are made available through a link on the Company’s website or by calling Investor Relations.

ITEM 1A – RISK FACTORS

Real Estate Industry Risks

We face risks associated with local real estate conditions in areas where we own properties.  We may be affected adversely by general economic conditions and local real estate conditions.  For example, an oversupply of industrial properties in a local area or a decline in the attractiveness of our properties to tenants would have a negative effect on us.

Other factors that may affect general economic conditions or local real estate conditions include:

•

population and demographic trends;

•

employment and personal income trends;

•

zoning, use and other regulatory restrictions;

•

income tax laws;

•

changes in interest rates and availability and costs of financing;

•

competition from other available real estate;

•

our ability to provide adequate maintenance and insurance; and

•

increased operating costs, including insurance premiums, utilities and real estate taxes, which may not be offset by increased rents.

We may be unable to compete with our larger competitors and other alternatives available to tenants or potential tenants of our properties.  The real estate business is highly competitive.  We compete for properties with other real estate investors and purchasers, including other real estate investment trusts, limited partnerships, syndications and private investors, many of whom have greater financial resources, revenues, and geographical diversity than we have.  Furthermore, we compete for tenants with other property owners.  All of our industrial properties are subject to significant local competition.  We also compete with a wide variety of institutions and other investors for capital funds necessary to support our investment activities and asset growth.  In addition, our portfolio of industrial properties faces competition from other properties within each submarket where our industrial properties are located.  To the extent that we are unable to effectively compete in the marketplace, our business may be adversely affected.

We are subject to significant regulation that inhibits our activities and may increase our costs.  Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities.  These regulations may prevent us from taking advantage of economic opportunities.  Legislation such as the Americans with Disabilities Act may require us to modify our properties and noncompliance could result in the imposition of fines or an award of damages to private litigants.  Future legislation may impose additional requirements.  We cannot predict what requirements may be enacted or amended or what costs we will incur to comply with such requirements.

Our investments are concentrated in the industrial sector and our business would be adversely affected by an economic downturn in that sector.  Our investments in real estate assets are primarily concentrated in the industrial distribution sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.

Risks Associated with Our Properties

We may be unable to renew leases or relet space as leases expire.  While we seek to invest in well-located, modern buildings leased to credit-worthy tenants on long term leases, a number of our properties are subject to short term leases.  When a lease expires, a tenant may elect not to renew it.  We may not be able to relet the property on similar terms, if we are able to relet the property at all.  The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable to us than the prior lease.  If we are unable to relet all or a substantial portion of our properties, or if the rental rates upon such reletting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures, and our ability to make expected distributions to stockholders, may be adversely affected.  We have established an annual budget for renovation and reletting expenses that we believe is reasonable in light of each property’s operating history and local market characteristics.  This budget, however, may not be sufficient to cover these expenses.

Our business is substantially dependent on FDX.  FDX is our largest tenant.  As of September 30, 2006, FDX leased approximately 36% of the total square footage that we own.  If FDX terminated its leases with us or was unable to make lease payments because of a downturn in its business or otherwise, our financial condition and ability to make distributions to stockholders will be materially and adversely affected.

We have been and may continue to be affected negatively by tenant financial difficulties and leasing delays.  At any time, a tenant may experience a downturn in its business that may weaken its financial condition.  Similarly, a general decline in the economy may result in a decline in the demand for space at our industrial properties.  As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy.  Any such event could result in the termination of that tenant’s lease and losses to us, resulting in a decrease of distributions to investors.  We receive a substantial portion of our income as rents under long-term leases.  If tenants are unable to comply with the terms of their leases because of rising costs or falling sales, we, in our sole discretion, may deem it advisable to modify lease terms to allow tenants to pay a lower rental or a smaller share of operating costs, taxes and insurance.  If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to the tenant.  We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises.  If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant.  A tenant’s default on its obligations to us could adversely affect our financial condition and the cash we have available for distribution.

We may be unable to sell properties when appropriate because real estate investments are illiquid.  Real estate investments generally cannot be sold quickly and, therefore, will tend to limit our ability to vary our property portfolio promptly in response to changes in economic or other conditions.  In addition, the Code limits our ability to sell our properties.  The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service debt and make distributions to our stockholders.

Environmental liabilities could affect our profitability.  We face possible environmental liabilities.  Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed on, or released from, the property.  A conveyance of the property, therefore, does not relieve the owner or operator from liability.  As a current or former owner and operator of real estate, we may be required by law to investigate and clean up hazardous substances released at the properties we currently own or operate, or have in the past owned or operated.  We may also be liable to the government or to third parties for property damage, investigation costs and cleanup costs.  In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination.  Contamination may affect adversely our ability to sell or lease real estate or to borrow using the real estate as collateral.  We are not aware of any environmental liabilities relating to our investment properties which would have a material adverse effect on our business, assets, or results of operations.  However, we cannot assure you that environmental liabilities will not arise in the future.

Actions by our competitors may decrease or prevent increases of the occupancy and rental rates of our properties.  We compete with other owners and operators of real estate, some of which own properties similar to ours in the same submarkets in which our properties are located.  If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.  As a result, our financial condition, cash flow, cash available for distribution, trading price of our preferred and common stock and ability to satisfy our debt service obligations could be materially adversely affected.

Coverage under our existing insurance policies may be inadequate to cover losses.  We generally maintain insurance policies related to our business, including casualty, general liability and other policies, covering our business operations, employees and assets.  However, we would be required to bear all losses that are not adequately covered by insurance.  In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war.  If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties.  Although we believe that our insurance programs are adequate, we cannot assure you that we will not incur losses in excess of our insurance coverage, or that we will be able to obtain insurance in the future at acceptable levels and reasonable costs.

We face risks associated with property acquisitions.  We acquire individual properties and portfolios of properties, and intend to continue to do so.  Our acquisition activities and their success are subject to the following risks:

•

when we are able to locate a desired property, competition from other real estate investors may significantly increase the purchase price;

•

acquired properties may fail to perform as expected;

•

the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;

•

acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisition of portfolios of properties, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected; and

•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities.  As a result, if a claim were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

Financing Risks

We face risks generally associated with our debt.  We finance a portion of our investments in properties and marketable securities through debt.  This debt creates risks, including:

•

rising interest rates on our floating rate debt;

•

failure to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

•

refinancing terms less favorable than the terms of existing debt; and

•

failure to meet required payments of principal and/or interest.

We face risks associated with the use of debt to fund acquisitions, including refinancing risk.  We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest.   In addition, if we mortgage one or more of our properties to secure payment of indebtedness and we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value.  A foreclosure of one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

We face risks related to “balloon payments.”  Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.”  There can be no assurance whether we will be able to refinance such balloon payments on the maturity of the loans, which may force disposition of properties on disadvantageous terms or require replacement with debt with higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay dividends to investors.

We face risks associated with our dependence on external sources of capital.  In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income, and we are subject to tax on our income to the extent it is not distributed.  Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations.  As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all.  Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market’s perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our capital stock.  Additional debt financing may substantially increase our debt-to-total capitalization ratio.  Additional common equity financing may dilute the holdings of our current common stockholders.

A lack of any limitation on our debt could result in our becoming more highly leveraged.  Our governing documents do not limit the amount of indebtedness we may incur.  Accordingly, our board of directors may incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT.  We might become more highly leveraged as a result, and our financial condition and cash available for distribution to stockholders might be negatively affected and the risk of default on our indebtedness could increase.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.  The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage.  These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations.  If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

Other Risks

We may amend our business policies without your approval.  Our Board of Directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operations and distributions policies.  Although our board of directors has no present intention to amend or reverse any of these policies, they may be amended or revised without notice to stockholders.  Accordingly, stockholders may not have control over changes in our policies.  We cannot assure you that changes in our policies will serve fully the interests of all stockholders.

The market value of our preferred and common stock could decrease based on our performance and market perception and conditions.  The market value of our preferred and common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets.  The market price of our preferred and common stock is influenced by the dividend on our common stock relative to market interest rates.  Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock.  In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

There are restrictions on the transfer of our capital stock.  To maintain our qualification as a REIT under the Code, no more than 50% in value of our outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year.  Accordingly, our charter and bylaws contain provisions restricting the transfer of our capital stock.  See “Description of Capital Stock - REIT Related Restrictions.”

Our earnings are dependent, in part, upon the performance of our investment portfolio.  As permitted by the Code, we invest in and own securities of other real estate investment trusts.  To the extent that the value of those investments declines or those investments do not provide a return, our earnings could be adversely affected.

We are subject to restrictions that may impede our ability to effect a change in control.  Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control. These provisions include the following:

•

Our charter provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a "staggered board." By preventing stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our board of directors in control for a longer period of time than stockholders may desire.

•

Our charter generally limits any holder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of

•

our classes of capital stock, except our excess stock). While this provision is intended to assure our ability to remain a qualified REIT for Federal income tax purposes, the ownership limit may also limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor were attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.

•

The request of the holders of a majority or more of our common stock is necessary for stockholders to call a special meeting.  We also require advance notice by common stockholders for the nomination of directors or proposals of business to be considered at a meeting of stockholders.

•

Our Board of Directors may authorize and issue securities without stockholder approval.  Under our Charter, the board has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the board of directors may determine.  The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

Maryland business statutes may limit the ability of a third party to acquire control of us.  Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations.  The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition.  Moreover, under Maryland law the act of a director of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director.  Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met.  An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation.  In our Articles of Incorporation, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with UMH Properties, Inc., a Maryland corporation, or Monmouth Capital Corporation, a New Jersey corporation.

We may fail to qualify as a REIT.  If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates.  In addition, we might be barred from qualification as a REIT for the four years following disqualification.  The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to stockholders and for debt service.

Furthermore, we would no longer be required to make any distributions to our stockholders as a condition to REIT qualification.  Any distributions to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions would be subject to a top federal tax rate of 15% through 2010.  Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

To qualify as a REIT, we must comply with certain highly technical and complex requirements.  We cannot be certain we have complied, and will always be able to comply, with the requirements to qualify as a REIT because there are few judicial and administrative interpretation of these provisions.  In addition, facts and circumstances that may be beyond our control may affect our ability to continue to qualify as a REIT.  We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the Federal income tax consequences of qualification.  We believe that we have qualified as a REIT since our inception and intend to continue to qualify as a REIT.  However, we cannot assure you that we are qualified or will remain qualified.

There is a risk of changes in the tax law applicable to real estate investment trusts.  Because the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted.  Any of such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

We may be unable to comply with the strict income distribution requirements applicable to REITs.  To maintain qualification as a REIT under the Code, a REIT must annually distribute to its shareholders at least 90% of its REIT taxable income, excluding the dividends paid deduction and net capital gains.  This requirement limits our ability to accumulate capital.  We may not have sufficient cash or other liquid assets to meet the distribution requirements.  Difficulties in meeting the distribution requirements might arise due to competing demands for our funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received, because expenses may have to be paid before a deduction is allowed or because deductions may be disallowed or limited, or the Internal Revenue Service may make a determination that adjusts reported income.  In those situations, we might be required to borrow funds or sell properties on adverse terms in order to meet the distribution requirements and interest and penalties could apply which could adversely affect our financial condition.  If we fail to make a required distribution, we would cease to be taxed as a REIT.

Notwithstanding our status as a REIT, we are subject to various federal, state and local taxes on our income and property.  For example, we will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains, provided, however, that properly designated undistributed capital gains will effectively avoid taxation at the security holder level.  We may be subject to other Federal income taxes as more fully described in “Material United States Federal Income Tax Consequences-Taxation of Us as a REIT.” We may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for Federal income tax purposes.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company operates as a REIT.  Our portfolio is primarily comprised of real estate holdings, some of which have been long-term holdings carried our financial statements at depreciated cost.  It is believed that their current market values exceed both the original cost and the depreciated cost.

The following table sets forth certain information concerning the Company’s real estate investments as of September 30, 2006:

					Mortgage
		Fiscal Year		Square	Balance
State	City	Acquisition	Type	Footage	9/30/2006

AL	Huntsville	2005	Industrial	56,698	$2,332,118
AZ	Tolleson	2003	Industrial	288,211	9,122,414
CO	Colorado Springs	2006	Industrial	53,202	3,494,236
CO	Denver	2005	Industrial	60,361	3,323,560
CT	Newington	2001	Industrial	54,812	1,884,158
FL	Ft. Myers	2003	Industrial	90,020	2,854,351
FL	Jacksonville	1999	Industrial	95,883	2,690,816
FL	Tampa (FDX Gr)	2004	Industrial	170,779	11,873,569
FL	Tampa (FDX)	2006	Industrial	95,662	-0-
GA	Augusta	2005	Industrial	38,210	2,345,552
GA	Griffin	2006	Industrial	215,720	10,000,000
IL	Schaumburg	1997	Industrial	73,500	1,874,764
IL	Burr Ridge	1997	Industrial	12,477	670,466
IL	Granite City	2001	Industrial	184,800	7,410,662
IL	Elgin	2002	Industrial	89,052	4,043,079
IO	Urbandale	1994	Industrial	36,150	-0-
KS	Edwardsville	2003	Industrial	179,280	4,047,916
MA	Franklin	1994	Industrial	84,376	-0-
MD	Beltsville	2001	Industrial	109,705	4,555,005
MI	Romulus	1998	Industrial	72,000	1,648,807
MO	O' Fallon	1994	Industrial	102,135	328,371
MO	Liberty	1998	Industrial	98,200	2,728,152
MO	St. Joseph	2001	Industrial	388,671	6,713,956
MS	Jackson	1993	Industrial	26,340	159,961
MS	Richland	1994	Industrial	36,000	-0-
NC	Fayetteville	1997	Industrial	148,000	-0-
NC	Greensboro	1993	Industrial	40,560	-0-
NC	Monroe	2001	Industrial	160,000	3,177,110
NC	Winston-Salem	2002	Industrial	106,507	4,197,718
NE	Omaha	1999	Industrial	88,140	2,519,566
NJ	Ramsey	1969	Industrial	44,719	-0-
NJ	South Brunswick	1993	Industrial	144,520	-0-
NJ	Somerset (1)	1970	Shopping Center	42,800	-0-
NY	Orangeburg	1993	Industrial	50,400	-0-
OH	Richfield	2006	Industrial	79,485	5,765,826
OH	Union Township	2000	Industrial	103,818	2,114,238

					Mortgage
		Fiscal Year		Square	Balance
State	City	Acquisition	Type	Footage	9/30/2006

PA	Monaca	1977	Industrial	291,474	-0-
SC	Hanahan	2005	Industrial	306,000	8,034,060
SC	Hanahan	2005	Industrial	54,286	3,224,555
VA	Charlottesville	1999	Industrial	49,900	1,765,580
VA	Richmond	2001	Industrial	112,799	4,029,741
WI	Cudahy	2001	Industrial	114,123	3,263,732

				4,649,775	$122,194,039

(1) The Company has an undivided 2/3 interest in the property.
Estimated annual rent reflects the Company's proportionate share of the total rent on this property.

				Lease
State	City	Tenant	Annual Rent	Expiration

AL	Huntsville	Fedex Ground Package System. Inc	$ 278,000	08/31/14
AZ	Tolleson	Western Container Corp	1,243,000	04/30/12
CO	Colorado Springs	Fedex Ground Package System. Inc	412,000	09/30/15
CO	Denver	Fedex Ground Package System. Inc	421,000	09/30/14
CT	Newington	Keebler Company	340,000	02/28/11
FL	Ft. Myers	Fedex Ground Package System. Inc	400,000	10/31/11
FL	Jacksonville	Federal Express Corporation	526,000	05/31/08
FL	Tampa	Fedex Ground Package System. Inc	1,412,000	01/31/19
FL	Tampa	Federal Express Corporation	572,000	09/30/17
GA	Augusta	Fedex Ground Package System. Inc	302,000	08/31/14
GA	Griffin	Caterpillar Logistics Services, Inc.	1,094,000	11/30/16
IL	Schaumburg	Federal Express Corporation	463,000	03/31/07
IL	Burr Ridge	Sherwin-Williams Company	151,000	10/31/09
IL	Granite City	Anheuser-Busch, Inc.	1,147,000	05/31/11
IL	Elgin	Reynolds Metals Company	614,000	01/31/12
IO	Urbandale	Vacant (5)	-0-	N/A
KS	Edwardsville	Carlisle Tire & Wheel Company	671,000	05/31/12
MA	Franklin	Keebler Company	527,000	01/31/10
MD	Beltsville	Fedex Ground Package System. Inc	892,000	12/31/10 (6)
MI	Romulus	Federal Express Corporation	396,000	05/31/08
MO	O' Fallon	PPG Industries	449,000	06/30/09
MO	Liberty	Johnson Controls, Inc. (2)	699,000	12/31/07
MO	St. Joseph	Mead Corporation (3)	1,239,000	11/30/14
MS	Jackson	Vacant	-0-	N/A
MS	Richland	Federal Express Corporation	140,000	3/31/14
NC	Fayetteville	Vacant	-0-	N/A
NC	Greensboro	Keebler Company	215,000	02/28/08
NC	Monroe	Hughes Supply, Inc.	589,000	10/31/11
NC	Winston-Salem	Fedex Ground Package System. Inc	637,000	12/31/11
NE	Omaha	Federal Express Corporation	516,000	10/31/08
NJ	Ramsey	Bogen Photo, Inc.	330,000	09/30/08
NJ	South Brunswick	McMaster Carr Supply (4)	673,000	11/30/06
NJ	Somerset (1)	various	391,000	various
NY	Orangeburg	Keebler Company	390,000	12/31/07
OH	Richfield	Fedex Ground Package System. Inc	645,000	10/31/16
OH	Union Township	RPS Ground	493,000	08/31/13

				Lease
State	City	Tenant	Annual Rent	Expiration

PA	Monaca	various	400,000	various
SC	Hanahan	Norton McNaughton of Squire, Inc.	1,301,000	04/29/15
SC	Hanahan	Fedex Ground Package System. Inc	374,000	10/14/14
VA	Charlottesville	Federal Express Corporation	363,000	08/31/08
VA	Richmond	Federal Express Corporation	707,000	10/21/09
WI	Cudahy	Fedex Ground Package System. Inc	572,000	03/31/11

			$22,984,000

(1) The Company has an undivided 2/3 interest in the property.
Estimated annual rent reflects the Company's proportionate share of the total rent on this property.
(2) Subleased to Lear Corporation.
(3) Vacant but tenant honors lease.
(4) Tenant vacated 11/30/06.
(5) New lease effective 4/1/07 at an annualized rent of $129,000.
(6) Upon completion of the expansion, the lease expiration extends to 4/30/17

The Company’s weighted-average lease expiration was 5.3 years as of September 30, 2006 and its average rent per square foot for fiscal 2006 was $4.72.  As of September 30, 2006, the Company’s percentage of square footage leased was 93% and its occupancy was 85%.  All properties were 100% occupied at September 30, 2006 except for the following:

Property	Occupancy

Monaca, PA	59%
Jackson, MS	vacant since December 2004
Urbandale, IA	vacant since December 2005
Fayetteville, NC	vacant since July 2006
St. Joseph, MO	vacant but tenant is expected to honor existing lease through 2014

During 2006, the Company executed or extended the following leases:

Property	Former Rent PSF	Previous Lease Expiration	Renewal Rent PSF	New Lease Expiration
Urbandale, IA	$3.25	11/30/05	$3.25 plus annual increases beginning 4/1/07	3/31/17
O’Fallon, MO	4.15	6/30/06	4.40	6/30/09
Ramsey, NJ	6.38	9/30/06	7.38	9/30/08
Franklin, MA	6.00	1/31/07	6.24	1/31/10

The Company had been a partner in a limited liability company, Hollister ‘97, LLC (the LLC), holding a 25% ownership interest.  The sole business of the LLC was the ownership and operation of the Hollister Corporate Park in Teterboro, New Jersey.  Under the LLC agreement, the Company received a cumulative preferred 11% annual return on its investment.  During 2005, the LLC sold the Hollister Corporate Park.  The Company simultaneously withdrew from the LLC.  Upon withdrawal, the Company received $2,169,578 resulting in a gain of $1,269,179.

ITEM 3 – LEGAL PROCEEDINGS

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal fourth quarter of 2006.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

    STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

    SECURITIES

The shares of common stock of Monmouth Real Estate Investment Corporation are traded on the NASDAQ Global Select Market, under the symbol “MNRTA”.  The per share range of high and low market prices and distributions paid to shareholders during each fiscal quarter of the last two fiscal years were as follows:

  Fiscal 2006

         Fiscal 2005

Market Price

        Market Price

Fiscal Qtr.	High	Low	Distrib.	Fiscal Qtr.	High	Low	Distrib.

First	8.30	7.81	$.150	First	8.74	8.01	$.145
Second	8.55	7.89	.150	Second	8.97	8.34	.145
Third	8.53	7.85	.150	Third	8.80	7.69	.145
Fourth	8.34	7.94	.150	Fourth	8.50	8.04	.145
			$ .60				$ .58

On September 29, 2006, the closing price of our common stock was $8.00.

As of September 30, 2006, there were approximately 1,166 shareholders of record who held shares of common stock of the Company.

It is the Company’s intention to continue distributing quarterly dividends.  On October 3, 2006 the Company declared a dividend of $.15 per share to be paid on December 15, 2006 to shareholders of record on November 15, 2006.  Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

On December 5, 2006, the Company offered 1,150,000 shares of our 7.625% Series A Cumulative Redeemable Preferred Stock, par value $.01 per share.  We have granted the underwriters an option to purchase up to 172,500 additional shares to cover over-allotments.  The Series A Preferred Stock will rank, as to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock and equal to any equity securities that we may issue in the future, the terms of which specifically provide that such equity securities rank equal to the Series A Preferred Stock.  We will pay cumulative dividends on the Series A Preferred Stock from (and including) December 5, 2006 in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation preference per share.

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

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended September 30, 2006.  This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

   September 30,

OPERATING DATA:	2006	2005		2004	2003	2002

Rental and Occupancy Charges	$26,533,882	$24,302,300		$ 21,048,278	$ 19,412,732	$ 15,898,542
Gains on Securities Transactions, Net	50,983	1,541,952		1,714,395	1,018,862	909,704
Interest and Dividend Income	1,028,151	1,525,325		1,801,107	1,688,448	1,027,220
Total Expenses	13,077,627	11,788,655		10,215,318	9,423,083	7,443,225
(Loss) on Sales of Assets -
Investment Property	(28,385)	-0-		-0-	-0-	(175,376)
Income from Equity Investment	-0-	82,500		110,000	110,000	110,000
Gain on Dissolution of Equity Investment	-0-	1,269,179		-0-	-0-	-0-
Interest Expense	8,298,077	8,001,956		6,979,007	6,906,078	6,059,415
Income from Continuing Operations	6,237,312	8,930,645		7,479,455	5,900,881	4,442,826
Net Income	6,165,588	9,046,822		7,672,635	6,120,343	4,478,145
Income from Continuing Operations Per Share Basic and Diluted	.32	.50		.46	.43	.40
Net Income Per Share -
Basic	.32	.50		.47	.44	.40
Diluted	.31	.50		.47	.44	.40

BALANCE SHEET DATA:

Total Assets	$241,906,933	$217,841,402		$195,487,662	$183,173,874	$149,011,493
Real Estate Investments, Net	220,210,796	191,744,473		166,879,808	152,770,335	129,107,256
Mortgage Notes Payable	122,194,039	111,968,518		97,530,963	90,909,299	78,220,163
Shareholders’ Equity	107,566,977	102,560,241		92,907,840	78,313,289	59,005,016

CASH FLOW DATA:

Net Cash Provided (Used) By:
Operating Activities	$11,991,556	$11,429,276		$ 10,385,410	$9,725,898	$6,792,043
Investing Activities	(32,691,106)	(19,643,014)		(15,215,218)	(35,417,062)	(30,564,641)
Financing Activities	16,806,026	13,211,677		4,684,267	26,068,148	24,318,591

OTHER INFORMATION:

Average Number of Common
Shares Outstanding - Basic	19,555,278	17,967,360		16,206,433	13,844,056	11,177,294
Funds from Operations*	$11,753,324	$13,794,594	(A)	$ 11,718,456	$9,680,489	$ 7,594,618
Cash Dividends Per Common
Share	.60	.58		.58	.58	.58

ITEM 6 – SELECTED FINANCIAL DATA, (CONT’D.)

* Funds from operations (FFO), is defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation and amortization.   FFO should be considered as a supplemental measure of operating performance used by REITs.  The Company believes that FFO is helpful to investors as one of several measures of the performance of a REIT.  FFO excludes  historical cost  depreciation  as  an expense and  may  facilitate  the comparison  of REITs which have different cost  bases.   The items excluded from FFO are significant components in understanding the Company's financial performance.

FFO (1) does not represent cash flow from operations as defined  by  generally accepted accounting  principles;  (2) should not be considered as an alternative to net income as a measure  of operating performance or cash  flows  from operating,  investing and financing activities; and  (3) is not an alternative to cash flow as a measure of liquidity.  FFO, as calculated by the Company, may not be comparable to similarly entitled measures reported by other REITs.

The Company’s FFO is calculated as follows:

	2006	2005		2004	2003	2002

Net Income	$6,165,588	$9,046,822		$ 7,672,635	$6,120,343	$ 4,478,145
Loss on Sales of Investment Property	28,385	-0-		-0-	-0-	175,376
Depreciation	5,179,336	4,509,753		4,005,280	3,519,322	2,900,273
Depreciation Related to Discontinued Operations	10,206	40,589		40,541	40,824	40,824
Amortization of In-Place Lease Intangible Assets	369,809	197,430		-0-	-0-	-0-

FFO	$11,753,324	$13,794,594	(A)	$11,718,456	$9,680,489	$7,594,618

(A)

 Includes Gain on Dissolution of Equity Investment.  See Note No. 5 to the Consolidated Financial Statements for further explanation.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                CONDITION AND RESULTS OF OPERATION

Overview

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment grade tenants.   The Company owns forty-one industrial properties and one shopping center with a total of 4,650,000 square feet.  Total real estate investments were $220,210,796 at September 30, 2006. These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland, Arizona, Colorado, South Carolina, Georgia and Alabama.

The Company’s weighted-average lease expiration was 5.3 years at September 30, 2006 and its average rent per square foot for fiscal 2006 was $4.72.  At September 30, 2006, the Company’s percentage of square footage leased was 93% and its occupancy was 85%.

During fiscal 2006, the Company acquired approximately $37,000,000 in industrial properties, totaling approximately 444,000 square feet of industrial space.

The Company has a concentration of Federal Express Corporation and subsidiary (FDX) leased properties.  At September 30, 2006, the percentage of FDX leased square footage as a total of the Company’s rental space was 36%, with 14% leased with FDX and 22% leased with FDX subsidiaries.  The percentage of rent and occupancy charges to total rent and occupancy charges was 53% for the year ended September 30, 2006.  This is a risk factor that shareholders should consider.

The Company intends to continue to increase its real estate investments in fiscal 2007.  The growth of the real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria.  Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

The Company also holds a portfolio of securities of other REITs with a balance of $10,395,767 as of September 30, 2006.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  As of September 30, 2006, the Company’s portfolio consisted of 68% preferred stocks, 27% common stocks and 5% debentures.  The Company’s weighed-average yield on the securities portfolio was approximately 7.6% as of September 30, 2006.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rent and occupancy charges from the ownership of industrial rental property.  Revenues also include interest and dividend income, gain (loss) on securities transactions and in prior years included income from an equity investment.    Rental and occupancy charges increased $2,231,582, or 9%, for the year ended September 30, 2006 as compared to the year ended September 30, 2005.  Total expenses increased $1,288,972, or 11%, for the year ended September 30, 2006 as compared to the year ended September 30, 2005. The increases were due mainly to acquisitions of real property.  Other income (expense) decreased $3,635,943, or 101%, for the year ended September 30, 2006 as compared to the year ended September 30, 2005.  The decrease is due to a decrease in interest and dividend income of $497,174, a decrease in gain on securities transactions, net of $1,490,969, a decrease in income from equity investment of $82,500 and an increase in interest expense of $296,121.  The year ended September 30, 2005, also included gain on dissolution of equity investment of $1,269,179.   The Company had taken advantage of the unrealized gains in its securities portfolio by selling securities and recognizing gains in 2005 and 2004.

Net income decreased $2,881,234, or 32%, for the year ended September 30, 2006 as compared to the year ended September 30, 2005.   The decrease in net income was due mainly to decreased dividend and interest income, decreased gain on securities transactions, decreased gain on dissolution of equity investment and an increase in total expenses, partially offset by the increase in total rent and occupancy charges.

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

The Company classifies its securities among three categories:  Held-to-maturity, trading and available-for-sale. The Company’s securities at September 30, 2006 and 2005 are all classified as available-for-sale and are carried at fair value based on quoted market prices.  Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

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

Results of Operation

Occupancy and Rent per Square Foot

The Company’s activities primarily generate rental income.  The Company’s weighted-average lease expiration was 5.3 years as of September 30, 2006 and its average rent per square foot for fiscal 2006 was $4.72.  As of September 30, 2006, the Company’s percentage of square footage leased was 93% and its occupancy was 85%.  All properties were 100% occupied at September 30, 2006 except for the following:

Property	Occupancy

Monaca, PA	59%
Jackson, MS	vacant since December 2004
Urbandale, IA	vacant since December 2005
Fayetteville, NC	vacant since July 2006
St. Joseph, MO	vacant but tenant is expected to honor existing lease through 2014

Lease Renewals and Extensions

During 2006, the Company executed or extended the following leases:

Property	Former Rent PSF ($)	Previous Lease Expiration	Renewal Rent PSF ($)	New Lease Expiration
Urbandale, IA	$3.25	11/30/05	$3.25 plus annual increases beginning 4/1/07	3/31/17
O’Fallon, MO	4.15	6/30/06	4.40	6/30/09
Ramsey, NJ	6.38	9/30/06	7.38	9/30/08
Franklin, MA	6.00	1/31/07	6.24	1/31/10

Expansions

The Company is in the process of expanding the Beltsville, Maryland property leased to FedEx Ground.  The building will be expanded from 109,705 square feet to 144,523 square feet for a total estimated project cost of approximately $4,300,000.  An amendment to the current lease was signed to extend the lease through April 30, 2017 at a rate of $12 psf (currently $8.19 psf).  The extension will commence at the completion of construction. Construction of the expansion is expected to be completed in August 2007.

Comparison of Year Ended September 30, 2006 to Year Ended September 30, 2005

The following tables summarize the Company’s rental and occupancy charges, operating expenses, real estate taxes and depreciation expense by category.  Same store properties are properties owned prior to October 1, 2004.  Acquired properties are properties that were acquired subsequent to September 30, 2004.  Other amounts relate to general corporate expenditures.

As of September 30, 2006 and 2005, the occupancy rates of the Company’s same store properties were 85% and 86%, respectively.

Rental and Occupancy Charges	2006	2005	$ Change	% Change

Same Store Properties	$21,593,870	$21,857,271	($263,401)	(1%)
Acquired Properties	4,940,012	2,445,029	2,494,983	102%

Total	$26,533,882	$24,302,300

Rental and occupancy charges from same store properties decreased slightly due to the vacancies experienced at the Urbandale, Iowa and Fayetteville, North Carolina properties.  Rental and occupancy charges from acquired properties increased due to the purchase of the four industrial properties totaling 444,069 square feet during fiscal 2006 in Richfield, Ohio; Colorado Springs, Colorado; Tampa, Florida; and Griffin, Georgia.  The increase is also due to a full year of ownership of the properties in Denver, Colorado, Hanahan, South Carolina (2 properties), Augusta, Georgia, and Huntsville, Alabama purchased during fiscal 2005.

Real Estate Taxes	2006	2005	$ Change	% Change

Same Store Properties	$3,300,365	$3,379,342	($78,977)	(2%)
Acquired Properties	567,704	215,560	352,144	163%

Total	$3,868,069	$3,594,902

Real estate taxes from same store properties decreased due to slight decreases in taxes assessed in certain property locations, partially offset by increased taxes in other property locations. Real estate taxes from acquired properties increased due to the purchase of the four industrial properties totaling 444,069 square feet during fiscal 2006 and the full year of ownership of the properties noted above under Rental and Occupancy Charges purchased during fiscal 2005.  These properties are subject to net leases which require the tenants to absorb the real estate taxes as well as insurance and the majority of the repairs and maintenance.  As such, the Company is reimbursed by the tenants for these real estate taxes.  The reimbursement income is included in Rent and Occupancy Charges.

Operating Expenses	2006	2005	$ Change	% Change

Same Store Properties	$966,556	$932,351	$34,205	4%
Acquired Properties	514,579	252,420	262,159	104%

Total	$1,481,135	$1,184,771

Operating expenses from same store properties increased due to a slight increase in insurance costs.  Operating expenses from acquired properties increased due to the purchase of the four industrial properties totaling 444,069 square feet during fiscal 2006 and the full year of ownership of the properties noted above under Rental and Occupancy Charges purchased during fiscal 2005.

Depreciation	2006	2005	$ Change	% Change

Same Store Properties	$4,176,333	$4,194,039	($17,706)	(0%)
Acquired Properties	1,003,003	315,714	687,289	218%

Total	$5,179,336	$4,509,753

Depreciation from same store properties remained relatively constant. Depreciation from acquired properties increased due to the purchase of the four industrial properties totaling 444,069 square feet during fiscal 2006 and the full year of ownership of the properties noted above under Rental and Occupancy Charges purchased during fiscal 2005.

Interest Expense	2006	2005	$ Change	% Change

Same Store Properties	$6,217,365	$6,683,273	($465,908)	(7%)
Acquired Properties	1,861,076	1,056,285	804,791	76%
Other	219,636	262,398	(42,762)	(16%)

Total	$8,298,077	$8,001,956

Interest expense for same store properties decreased due to the debt service of the mortgages on those properties.  Eleven of the same store properties were not subject to mortgages as of September 30, 2006.  Interest expense for acquired properties increased primarily due to the mortgages related to the acquisitions of four industrial properties in 2006 and five industrial properties in 2005.  Other interest relates to interest on the Company’s line of credit and margin loans.  The decrease relates to decreased average balances on these lines.

General and administrative expenses increased $13,692 in 2006 as compared to 2005.  The increase relates mainly to increases in personnel costs, professional fees and franchise taxes, partially offset by decreases in travel costs and amortization of financing costs.

Interest and dividend income decreased $497,174, or 33%, in 2006 as compared to 2005.  This is due mainly to a decrease in the size of the REIT securities portfolio.  The securities portfolio decreased from $13,789,400 at September 30, 2005 to $10,395,767 as of September 30, 2006.  The Company has been decreasing the size of its REIT securities portfolio and investing in real property acquisitions.  The REIT securities portfolio yield for 2006 remained relatively constant at approximately 7.6% as compared with the yield in 2005 of 7.5%

Gain on securities transactions, net consisted of the following:

	2006	2005

Gross realized gains	$73,480	$1,525,711
Gross realized losses	(50,844)	(11,188)
Net gain (loss) on closed futures contracts	188,534	(89,289)
Unrealized gain (loss) on open futures contracts	(87,187)	116,718
Impairment loss	(73,000)	-0-
Total Gain on Securities Transactions, net	$50,983	$1,541,952

Gain on securities transactions, net decreased $1,490,969, or 97%, in 2006 as compared to 2005.  The decrease is due mainly to less gain on sales of securities during 2006 as compared to 2005, as the Company took advantage of the unrealized gains in the portfolio in 2005.   In addition, the Company recognized a loss on a security which was deemed to be other than temporarily impaired.  The Company invests in futures contracts of ten-year treasury notes with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.

Income from equity investment decreased in 2006 as compared to 2005 due primarily to the dissolution of the investment in Hollister ’97 LLC (the LLC) in 2005.  During 2005, the LLC sold the Hollister Corporate Park.  The Company simultaneously withdrew from the LLC.  Upon withdrawal, the Company received $2,169,578 resulting in a gain of $1,269,179.

Discontinued operations include the operations of one industrial property in Wichita, Kansas which was sold in March 2006.  The property’s lease had expired May 31, 2005.  The following table summarizes the components of discontinued operations:

	2006	2005	2004

Rental and Occupancy Charges	$10,030	$209,577	$281,222
Real Estate Taxes	28,556	42,901	42,901
Operating Expenses	14,607	9,910	4,600
Depreciation	10,206	40,589	40,541
Income (Loss) from Operations of Disposed Property	(43,339)	116,177	193,180
Loss on Sale of Investment Property	(28,385)	-0-	-0-
Income (Loss) from Discontinued Operations	($71,724)	$116,177	$193,180

Cash flows from discontinued operations for the year ended September 30, 2006, 2005 and 2004 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

Cash flows from Discontinued Operations	2006	2005	2004

Cash flows from Operations	(4,635)	136,009	183,684
Cash flows from Investing Activities	1,320,854	(1,451)	-0-
Cash flows from Financing Activities	(145,868)	(372,304)	(582,807)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Comparison of Year Ended September 30, 2005 to Year Ended September 30, 2004

The following tables summarize the Company’s rental and occupancy charges, operating expenses, real estate taxes, depreciation expense, and interest expense by categories for the year ended September 30, 2005 and September 30, 2004.  Same store properties are properties owned prior to October 1, 2003.  Acquired properties are properties that were acquired subsequent to September 30, 2003.     Other amounts relate to general corporate expenditures.

As of September 30, 2005 and 2004, the occupancy rates of the Company’s same store properties were 86% and 95%, respectively.

Rental and Occupancy Charges	2005	2004	$ Change	% Change

Same Store Properties	$20,016,536	$20,138,378	($121,842)	(1%)
Acquired Properties	4,285,764	909,900	3,375,864	371%

Total	$24,302,300	$21,048,278

Rental and occupancy charges from same store properties decreased mainly due to the vacancies experienced at the Jackson, Mississippi property and a decreased rental rate on the Greensboro, North Carolina 2-year lease extension.   Rental and occupancy charges from acquired properties increased due to the purchase of the five industrial properties totaling 516,000 square feet during fiscal 2005 in Denver, Colorado; Augusta, Georgia; Huntsville, Alabama; and Hanahan, South Carolina (2 properties).  The increase is also due to a full year of ownership of the Tampa, Florida property.

Real Estate Taxes	2005	2004	$ Change	% Change

Same Store Properties	$3,079,342	$2,981,986	$97,356	3%
Acquired Properties	515,560	-0-	515,560	0%

Total	$3,594,902	$2,981,986

Real estate taxes from same store properties increased due to increases in taxes assessed. Real estate taxes from acquired properties increased due to the purchase of the five industrial properties totaling 516,000 square feet during fiscal 2005 and the full year of ownership of the Tampa, Florida property.    These properties are subject to net leases which require the tenants to absorb the real estate taxes as well as insurance and the majority of the repairs and maintenance.  As such, the Company is reimbursed by the tenants for these real estate taxes.

Operating Expenses	2005	2004	$ Change	% Change

Same Store Properties	$986,347	$845,846	$140,501	17%
Acquired Properties	198,424	78,400	120,024	153%

Total	$1,184,771	$924,246

Operating expenses from same store properties decreased due to a decrease in repairs and maintenance.  Operating expenses from acquired properties increased due to the purchase of the five industrial properties totaling 516,000 square feet during fiscal 2005 and the full year of ownership of the Tampa, Florida property.

Depreciation	2005	2004	$ Change	% Change

Same Store Properties	$3,869,437	$3,842,544	$26,893	1%
Acquired Properties	640,316	162,736	477,580	293%

Total	$4,509,753	$4,005,280

Depreciation from same store properties remained relatively constant. Depreciation from acquired properties increased due to the purchase of the five industrial properties totaling 516,000 square feet during fiscal 2005and the full year of ownership of the Tampa, Florida property.

Interest Expense	2005	2004	$ Change	% Change

Same Store Properties	$5,936,714	$6,308,246	($371,532)	(6%)
Acquired Properties	1,802,844	459,999	1,342,845	292%
Other	262,398	210,762	51,636	24%

Total	$8,001,956	$6,979,007

Interest expense for same store properties decreased due to the debt service of the mortgages on those properties.  Ten of the same store properties were not subject to mortgages as of September 30, 2005.  Interest expense for acquired properties were primarily due to the mortgages related to the acquisitions of five industrial properties in 2005 and one industrial property in 2004.  Other interest relates to interest on the Company’s line of credit and margin loans.  The increase relates to increased interest rates on these lines and increased average balances outstanding.

General and administrative expenses increased $158,984, or 8%, in 2005 as compared to 2004.  The increase relates mainly to increases in personnel costs, audit and accounting fees, and franchise taxes as the Company entered new states (Colorado, South Carolina, Georgia, and Alabama).  The Company has been active in acquisitions and is expanding its operations.  Total assets increased from approximately $119,000,000 as of September 30, 2001 to approximately $218,000,000 as of September 30, 2005.

Interest and dividend income decreased $275,782, or 15%, in 2005 as compared to 2004.  This is due mainly to a decrease in the size of the REIT securities portfolio and a slight decrease in yields.  The securities portfolio decreased from $23,084,270 at September 30, 2004 to $13,789,400 at September 30, 2005 and had an average dividend yield of approximately 7.5% and 7.6% during 2005 and 2004, respectively.

Gain on securities transactions, net decreased $172,443 or 10% in 2005 as compared to 2004.  Gain on securities transactions, net consisted of the following:

	2005	2004

Gross realized gains	$1,525,711	$2,078,697
Gross realized losses	(11,188)	(2,971)
Net loss on closed futures contracts	(89,289)	(208,182)
Unrealized gain (loss) on open futures contracts	116,718	(30,235)
Impairment loss	-0-	(122,914)
Total Gain on Securities Transactions, net	$1,541,952	$1,714,395

The Company invests in futures contracts of ten-year treasury notes with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.

Income from equity investment decreased in 2005 as compared to 2004 due primarily to the dissolution of the investment in Hollister ’97 LLC (the LLC).  During 2005, the LLC sold the Hollister Corporate Park.  The Company simultaneously withdrew from the LLC.  Upon withdrawal, the Company received $2,169,578 resulting in a gain of $1,269,179.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of September 30, 2006:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgage Notes Payable	$122,194,039	$7,561,191	$16,021,487	$18,272,294	$80,339,067
Retirement Benefits	575,081	60,000	120,000	120,000	275,081
Purchase of Property	17,000,000	17,000,000	-0-	-0-	-0-
Total	$139,769,120	$24,621,191	$16,141,487	$18,392,294	$80,614,148

Mortgage notes payable represents the principal amounts outstanding by scheduled maturity. The interest rates on these mortgages are fixed rates ranging from 5.22% to 8.50%.  The above table does not include the Company’s obligation under its line of credit and margin loan as described in Note No. 10 of the Notes to Consolidated Financial Statements.

Retirement benefits represent post-retirement benefits that are not funded and therefore will be paid from the assets of the Company.  The liability is being accrued and expensed over the payment terms.

Purchase of property represents the purchase price of an industrial building under contract. This purchase is anticipated to close in the third quarter of fiscal year 2007.

Liquidity and Capital Resources

 The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  The Company’s shareholders’ equity increased from $102,560,241 as of September 30, 2005 to $107,566,977 as of September 30, 2006, principally due to proceeds from the dividend reinvestment and stock purchase plan partially offset by dividends paid.  See further discussion below.

The Company’s ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), proceeds from private placements, and access to the capital markets.  Purchases of new properties, payments of expenses related to real estate operations, capital improvement programs, debt service, general and administrative expenses, and dividend requirements place demands on the Company’s liquidity.

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

Management does not see an indication that material factors are present that may negatively impact cash flows.  The Company is not aware of adverse trends, demands, commitments, events or uncertainties that are reasonably likely to have an impact on the Company’s liquidity.  The Company owns securities available for sale of $10,395,767 as of September 30, 2006, subject to margin loans of $4,318,544.  At September 30, 2006, the Company owned forty-two properties of which eleven are not subject to mortgages.  These marketable securities and non-mortgaged properties provide the Company with additional liquidity.   The Company has been raising capital through its DRIP, private placements and the public placement of common and preferred stock and investing in net leased industrial properties.  The Company believes that funds generated from operations and the DRIP, the funds available on the line of credit, together with the ability to finance and refinance its properties and sell marketable securities will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages.  The Company also has a $25,000,000 line of credit of which $21,100,000 was available as of September 30, 2006.  Interest is LIBOR plus 185 basis points (7.18% as of September 30, 2006) and interest is due monthly.  The line expires in March 2009.

During 2006, the Company made acquisitions of four industrial properties, totaling approximately $37,000,000. In fiscal 2007, the Company plans to continue to acquire net-leased industrial properties.  The funds for these acquisitions may come from the Company’s available line of credit, other bank borrowings and proceeds from the DRIP or private placements or additional public offerings of preferred and common stock.  On December 5, 206, the Company closed on an offering of 1,150,000 shares (not including the over-allottment option) of our 7.625% Series A Cumulative Redeemable Preferred Stock, at a $25.00 par value, for total net proceeds after underwriting discounts and commission and other expenses of approximately $27,600,000 (not including the over-allotment option - see Note No. 21 to the Consolidated Financial Statements).  To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company also invests in debt and equity securities of other REITs as a proxy for real estate when suitable acquisitions are not available, for liquidity, and for additional income.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  During fiscal 2006, the Company’s securities portfolio decreased by $3,393,633 primarily due to sales of securities with a cost of $3,948,612 partially offset by purchases of $552,290 and an increase in the unrealized gain of $2,689.  The Company’s securities are purchased on margin from time to time when a favorable interest rate spread can be achieved.  The margin loan balance was $4,318,544 and -0- as of September 30, 2006 and 2005, respectively.

Cash flows provided from operating activities were $11,991,556, $11,429,276 and $10,385,410 for fiscal years 2006, 2005 and 2004, respectively.    The increase in cash flows provided from operating activities is due to increased acquisitions and expanded operations.

Cash flows used in investing activities were $32,691,106, $19,643,014 and $15,215,218 for fiscal years 2006, 2005 and 2004, respectively.  Cash flows used in investing activities increased in 2006 as compared to 2005 due mainly to increased property acquisitions and decreased proceeds from sales of securities.  Cash flows used in investing activities increased in 2005 as compared to 2004 due mainly to increased property acquisitions.

Cash flows provided from financing activities were $16,806,026, $13,211,677 and $4,684,267 for fiscal years 2006, 2005 and 2004, respectively.  Cash flows from financing activities increased in 2006 as compared to 2005 due to increased net draws on the line of credit and margin loans due to the timing of acquisitions and the origination of mortgages.  Cash flows from financing activities increased in 2005 as compared to 2004 due mainly to increased net proceeds from mortgages and loans related to the 2005 acquisitions.

As of September 30, 2006, the Company had total assets of $241,906,933 and liabilities of $134,339,956.  The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

The Company has a DRIP, in which participants could purchase stock from the Company at a price at approximately 95% of market.  During 2006, a total of $10,310,290 in additional capital was raised through the DRIP.  During fiscal 2007, the Company modified its DRIP plan to allow for the DRIP to purchase shares on the open market at market value for participants, rather than purchasing shares directly from the Company at a discount. Because of this change and the Company issuing Series A Preferred Stock during the first quarter of fiscal 2007 (see Note No. 21 to the Consolidated Financial Statements), it is anticipated, although no assurances can be given, that the level of participation in the DRIP will decrease in fiscal 2007.

During 2006, the Company paid $11,740,756 as a dividend of $0.60 per common share.  Of the $11,740,756 in dividends paid, $4,507,020 was reinvested pursuant to the terms of the DRIP.  Management anticipates maintaining the annual dividend rate of $0.60 per share although no assurances can be given since various economic factors can reduce the amount of cash flow available to the Company for common dividends.

During the year ended September 30, 2006, one officer exercised stock options to purchase 20,000 shares for a total of $142,600.  During the year ended September 30, 2005, five directors exercised their stock options and purchased 108,000 shares for a total of $741,315.

During the year ended September 30, 2004, four directors and employees exercised their stock options and purchased 131,500 shares for a total of $830,705.

During the year ended September 30, 2002, nine officers, directors and key employees exercised their stock options and purchased 255,000 shares for a total of $1,617,488.  Of this amount, 225,000 shares, for a total of $1,617,488, were exercised through the issuance of notes receivable from officers.  These notes receivable are at an interest rate of 5%, mature on April 30, 2012 and are collateralized by the underlying common shares.  As of September 30, 2006, the balance of these notes receivable was $1,201,563.

New Accounting Pronouncements

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new standard also provides guidance on various income tax accounting issues, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and are to be applied to all tax positions upon initial adoption.  Only tax positions that meet the “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the opening balance of retained earnings for the year of adoption.  The Company is currently assessing what impact, if any, the adoption of FIN 48 on October 1, 2007 will have on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment” (“SAB 108”).  SAB 108 is effective for fiscal years ending after November 15, 2006, although early application is encouraged, but not required.  The Company will adopt SAB 108 for our fiscal year ending September 30, 2007.  The Company is currently assessing what impact, if any, the adoption of SAB 108 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after December 15, 2007.  The Company plans to adopt SFAS 157 beginning

October 1, 2008.  The Company is currently assessing what impact, if any, the adoption of SFAS 157 will have on our financial position and results of operations.

Safe Harbor Statement

Statements contained in this Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, we are making forward-looking statements. These forward-looking statements are not guaranteed and are based on our current intentions and on our current expectations and assumptions. These statements, intentions, expectations and assumptions involve risks and uncertainties, some of which are beyond our control, that could cause actual results or events to differ materially from those we anticipate or project, such as:

•

the ability of our tenants to make payments under their respective leases, our reliance on certain major tenants and our ability to re-lease properties that are currently vacant or that become vacant;

•

our ability to obtain suitable tenants for our properties;

•

changes in real estate market conditions and general economic conditions;

•

the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;

•

our ability to sell properties at an attractive price;

•

our ability to repay debt financing obligations;

•

our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;

•

the loss of any member of our management team;

•

our ability to comply with certain debt covenants;

•

our ability to integrate acquired properties and operations into existing operations;

•

continued availability of proceeds from our debt or equity capital;

•

the availability of other debt and equity financing alternatives;

•

market conditions affecting our equity capital;

•

changes in interest rates under our current credit facilities and under any additional variable rate debt arrangements that we may enter into in the future;

•

our ability to implement successfully our selective acquisition strategy;

•

our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant  disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

•

changes in federal or state tax rules or regulations that could have adverse tax consequences; and

•

our ability to qualify as a real estate investment trust for federal income tax purposes.

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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

The following table sets forth information as of September 30, 2006, concerning the Company’s long-term debt obligations, including principal payments by scheduled maturity, weighted average interest rates and estimated fair value:

Long –Term Debt:			Average
Fixed Rate	Fiscal	Carrying Value	Interest Rate	Fair Value

	2007	$488,332	8.50%
	2008	-0-	0%
	2009	-0-	0%
	2010	-0-	0%
	2011	-0-	0%
	Thereafter	121,705,707	6.70%

	Total	$122,194,039	6.71%	$123,250,235

The Company also has a variable rate line of credit maturing in March, 2009 of $25,000,000.  The balance outstanding as of September 30, 2006 was $3,900,000.  The interest is at LIBOR plus 185 basis points and is due monthly.  The interest rate was 7.18% as of September 30, 2006.

Additionally, the Company has the ability to make margin loans, secured by its marketable securities. The balance outstanding as of September 30, 2006 was $4,318,544.  The interest rate on these loans was 7.0% as of September 30, 2006.

The Company also invests in both debt and equity securities of other REITs and is primarily exposed to equity price risk from adverse changes in market rates and conditions.  All securities are classified as available for sale and are carried at fair value.   The Company invests in futures contracts of the ten-year treasury notes with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Part IV, Item 15 (a) (1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2006	12/31/05	3/31/06	6/30/06	9/30/06

Rental and Occupancy Charges	$6,304,601	$6,735,050	$6,686,962	$6,807,269
Total Expenses	3,102,399	3,356,789	3,399,068	3,219,371
Other Income (Expense) (1)	(1,642,853)	(1,539,484)	(1,640,027)	(2,396,579)
Income from Continuing Operations	1,559,349	1,838,777	1,647,867	1,191,319
Income (Loss) from Discontinued Operations	(13,449)	(58,275)	-0-	-0-
Net Income	$1,545,900	1,780,502	1,647,867	1,191,319
Net Income per Share	.08	.09	.08	.06

FISCAL 2005 (2)	12/31/04	3/31/05	6/30/05	9/30/05

Rental and Occupancy Charges	$5,654,128	$6,117,981	$6,248,939	$6,281,252
Total Expenses	2,614,543	3,049,239	2,998,148	3,126,725
Other Income (Expense) (1)	(869,355)	(1,185,580)	(208,905)	(1,319,160)
Income from Continuing Operations	2,170,230	1,883,162	3,041,886	1,835,367
Income (Loss) from Discontinued Operations	50,484	50,011	46,537	(30,855)
Net Income	2,220,714	1,933,173	3,088,423	1,804,512
Net Income per Share - Basic	.13	.11	.17	.09

(1) The increase in other income (expense) and the resulting decrease in net income in fiscal 2006 are due mainly to the fact that fiscal 2005 audited results included a net gain on securities transactions of $1,525,325 and a gain on the dissolution of an equity investment of $1,269,179.

(2) During 2006, the Company sold one industrial property which resulted in a reclassification of approximately $209,577 of rent and occupancy charges and $93,400 in total expenses to discontinued operations for the year ended September 30, 2005.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                ACCOUNTING AND FINANCIAL DISCLOSURE

On July 1, 2005, the Company dismissed KPMG LLP as the Company’s independent registered public accounting firm. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company.

The audit report of KPMG LLP on the consolidated financial statements of the Company and subsidiary as of and for the year ended September 30, 2004 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the fiscal year ended September 30, 2004, and the subsequent interim period through July 1, 2005, there were no (1) disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events.

The Company provided KPMG LLP with a copy of the disclosure contained in Form 8-K filed on July 7, 2005 and requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

Effective as of July 1, 2005, the Audit Committee engaged the Reznick Group, P.C. as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements.  The decision to engage the Reznick Group, P.C. was approved by the Audit Committee of the Board of Directors as of such date.

ITEM 9A - CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2006.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2006.

Reznick Group, P.C., the Company’s independent registered public accounting firm, has issued their report on their audit of management’s assessment of the Company’s internal control over financial reporting, a copy of which is included herein.

 (c)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting that Monmouth Real Estate Investment Corporation (the Company) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Monmouth Real Estate Investment Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Monmouth Real Estate Investment Corporation maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Controls - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, Monmouth Real Estate Investment Corporation maintained in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows of Monmouth Real Estate Investment Corporation, and our report dated December 5, 2006 expressed an unqualified opinion.

/s/ Reznick Group, P.C.

Baltimore, Maryland

December 8, 2006

ITEM 9B – OTHER INFORMATION

None

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the Directors and Executive Officers of the Company as of September 30, 2006:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since
Anna T. Chew	48

Chief Financial Officer (1991 to present) Certified Public Accountant.  Director (1991-2004). Vice President (1995 to present) and Director (1994 to present) of UMH Properties, Inc., an affiliated company.  Chief Financial Officer (1991 to present of Monmouth Capital Corporation, an affiliated company.

			N/A
Daniel D. Cronheim	52	Director. Attorney at Law (1982 to present); Executive Vice President (1989 to present) and General Counsel (1983 to present) of David Cronheim Company. President (1997 to present) of David Cronheim Mortgage Company; President (2000 to present) of Cronheim Management Services, Inc. and Director (2000 to present) of Hilltop Community Bank.	1989
Neal Herstik	47	Independent Director. Attorney at Law, Gross, Truss & Herstik, PC (1997 to present); Director of Monmouth Capital Corporation (2002 to present); First Vice President, Marlboro Community Players, Inc., a non-profit corporation (2000 to 2002); Co-founder and former President, Manalapan-Englishtown Education Foundation, Inc., a non-profit corporation (1995 to 2001).	2004
Matthew I. Hirsch	47	Independent Director. Attorney at law (1985 to present); Adjunct Professor of Law (1993 to present) Widener University School of Law.	2000

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since
Eugene W. Landy	72	President (1968 to present) and Director. Attorney at Law; President and Director (1961 to present) of Monmouth Capital Corporation, an affiliated company; Chairman of the Board (1995 to present), President (1969 to present) of UMH Properties, Inc., an affiliated company.	1968
Michael P. Landy	44

Vice President - Investments. Executive Vice President (2001 to present) of Monmouth Capital Corporation, an affiliated company;  Vice President – Investments (2001 to present) of UMH Properties, Inc., an affiliated company, President (1998 to  2001)  of Siam  Records, LLC;  Chief Engineer  and Technical Director (1987 to 1998)   of   GRP   Recording Company.

			N/A
Samuel A. Landy	46	Director. Attorney at Law (1985 to present); President (1995 to present), Vice President (1991 to 1995) and Director (1992 to present) of UMH Properties, Inc., an affiliated company; Director (1994 to 2004) of Monmouth Capital Corporation, an affiliated company.	1989
Cynthia J. Morgenstern	37	Executive Vice President and Director. Vice President (1996 to 2001) Summit Bank, Commercial Real Estate Division.	2002
Scott L. Robinson	36	Independent Director. Vice President of Investment Banking and Securitization (2006 to present) at Citigroup. Senior REIT and CMBS analyst of Standard & Poor’s, (1998 to present); Adjunct Professor at New York University, The Real Estate Institute (2003 to present).	2005

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since
Maureen E. Vecere	37

Controller (2003 to present) and Treasurer (2004 to present).  Certified Public Accountant; Audit Manager (1996-2003), KPMG LLP.  Controller (2003 to present) and Treasurer (2004 to present) of Monmouth Capital Corporation, an affiliated company.

			N/A
Peter J. Weidhorn	59	Independent Director. Investor; Director (2000–2003) of real estate acquisitions at Kushner Companies; Chairman of the Board, President/CEO (1998-2000) WNY Group, Inc. a real estate investment trust that owned and operated 8,000 apartments prior to its sale to the Kushner Companies; Director BNP Residential Properties, Inc. (2001 to present); Chairman (2006 to present) and Director (2003 to 2006) of The Community Development Trust, Inc.; Vice Chairman and Trustee of the Union for Reform Judaism.	2001
Stephen B. Wolgin	52	Independent Director. Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New York; Principal of the Wolgin Group (2000-2003); prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis.	2003

Family Relationships

There are no family relationships between any of the Directors or executive officers, except that Samuel A. Landy and Michael P. Landy are the sons of Eugene W. Landy, the President and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3 (a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are Peter J. Weidhorn (Chairman), Matthew I. Hirsch, and Stephen B. Wolgin.  The Company’s Board of Directors has determined that Peter J. Weidhorn is a financial expert and is independent.

Delinquent Filers

There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics (the Code of Ethics).  The Code of Ethics can be found at the Company’s website at www.mreic.com.  In addition is was filed with the Securities Exchange Commission on December 14, 2004 with the Company’s September 30, 2004 Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 2006, 2005, and 2004 to the President and Chief Executive Officer, Executive Vice President, and Controller and Treasurer.  There were no other executive officers whose aggregate cash compensation allocated to the Company exceeded $100,000:

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Options Granted	Other

Eugene W. Landy	2006	$175,000	$-0-	65,000	$60,697(1)
Chairman of the Board	2005	175,000	7,000	65,000	78,590(1)
and President	2004	168,750	15,000	65,000	223,700(1)

Cynthia J. Morgenstern	2006	$189,500	$15,038	50,000	$34,756(2)
Executive Vice President	2005	172,000	13,807	50,000	33,876(2)
	2004	156,250	12,654	50,000	27,749(2)

Maureen E. Vecere	2006	$107,500	$9,192	25,000	$2,399(3)
Controller & Treasurer	2005	100,000	8,423	25,000	2,671(3)
	2004	90,000	6,000	15,000	-0-

Notes:

(1)

Represents Director’s fees of $16,000, $16,000 and $16,000 for 2006, 2005 and 2004, respectively, paid to Mr. Landy;  accrual for pension and other benefits of $44,697, $45,090 and  $190,200 for 2006, 2005 and 2004, respectively, in accordance with Mr. Landy’s employment contract;   and   legal   fees of  $-0-, $17,500 and $17,500 for the years 2006, 2005 and 2004.

(2)

Represents Director’s fees, fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.   Approximately 10% of her compensation is billed to Monmouth Capital Corporation, a related company.

(3)

Represents discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.  Approximately 20% of her compensation is billed to Monmouth Capital Corporation, a related company.

(4)

Anna T. Chew, the Company’s Chief Financial Officer, is paid by UMH Properties, Inc.  Approximately $37,000 of her compensation cost is charged to the Company by UMH Properties, Inc, a related company.

(5)

Michael P. Landy, the Company’s Vice President – Investments, is paid by Monmouth Capital Corporation, a related company.  Approximately $58,000 of his compensation cost is charged to the Company by Monmouth Capital Corporation.

Stock Option Plan

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended September 30, 2006:

					Potential Realized
		Percent	Price		Value at Assumed Annual
	Options	Granted to	Per	Expiration	Rates for Option Terms
Name	Granted	Employees	Share	Date	5%	10%

Eugene W. Landy	65,000	26%	$8.15	8/2/14	$238,500	$584,900

Cynthia J. Morgenstern	50,000	20%	$8.04	9/12/14	$189,000	$455,400

Maureen E. Vecere	25,000	10%	$8.04	9/12/14	$94,500	$227,700

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at September 30, 2006:

Value of
Unexercised
Options
			Number of Unexercised	At Year-End
	Shares	Value	Options at Year-End	Exercisable/
Name	Exercised	Realized	Exercisable/Unexercisable	Unexercisable

Eugene W. Landy	-0-	$-0-	260,000/65,000	$135,200/-0-

Cynthia Morgenstern	-0-	-0-	100,000/50,000	$29,500/-0-

Maureen E. Vecere	-0-	-0-	40,000/25,000	$8,850/-0-

Employment Agreements

On January 1, 2004, Eugene W. Landy’s employment agreement with the Company was amended to extend for five years to December 31, 2009.  Mr. E. Landy’s amended employment agreement provides for (1) an increase in his annual base compensation from $150,000 to $175,000; (2) an increase in his severance payment from $300,000 payable $100,000 a year for three years to $500,000 payable $100,000 a year for five years; and (3) an increase from $40,000 a year to $50,000 a year of his pension benefits; and (4) an extension of three years of his pension payments commencing January 1, 2004.  Mr. E. Landy receives bonuses and customary fringe benefits, including health insurance and five weeks vacation.  Additionally, there will be bonuses voted by the Board of Directors.  The agreement also entitles Mr. E. Landy to annual grants of 65,000 stock options.  The employment agreement is terminable by either party at any time subject to certain notice requirements.

Effective January 15, 2004, the Company and Cynthia J. Morgenstern entered into a three-year employment agreement under which Ms. Morgenstern receives an annual base salary of $160,000, increasing to $176,000 in 2005 and to $194,000 in 2006, plus bonuses and customary fringe benefits, including health insurance, four weeks vacation and the use of an automobile.  If there is a voluntary or involuntary termination of employment, due to merger or change in control, Ms. Morgenstern, shall be entitled to receive one year's compensation at the date of termination.  In the event of her disability, her salary will continue for a period of two years.  The agreement was amended on September 16, 2004 to purchase disability insurance for Ms. Morgenstern.  In the event of a disability exceeding 90 days Ms. Morgenstern will receive lost wages from the disability policy, not her salary for two years.  A portion of Ms. Morgenstern’s salaries and benefits is allocated to Monmouth Capital Corporation, a related company.  In the event of a merger of the Company, sale or change of control, Ms. Morgenstern has the right to extend and renew the employment agreement one-year.  If there is a termination of employment for any reason either involuntary or voluntary, Ms. Morgenstern is entitled to one-year’s compensation at the date of termination.  Approximately 10% of Ms. Morgenstern’s compensation is charged to Monmouth Capital Corporation, a related company.

Effective January 1, 2006, the Company and Maureen E. Vecere entered into a three-year employment agreement, under which Ms. Vecere receives an annual base salary of $107,500 for 2006, increasing to $118,250 in 2007 and to $130,075 in 2008, plus bonuses and customary fringe benefits, including health insurance, four weeks vacation, and reimbursement of an employee purchased disability policy.  The Company allocates 20% of her compensation to Monmouth Capital Corporation, an affiliate.  In the event of a merger of the Company, sale or change of control, Ms. Vecere has the right to extend and renew the employment agreement one-year.  If there is a termination of employment for any reason either involuntary or voluntary, Ms. Vecere is entitled to one-year’s compensation at the date of termination.

Director Compensation

The Directors receive a fee of $1,500 for each Board Meeting attended, and an additional fixed annual fee of $10,000 payable quarterly.  Directors appointed to board committees receive $150 for each meeting attended.  Those specific committees are Nominating Committee, Compensation Committee, Audit Committee and Stock Option Committee.  The table below sets forth a summary of director compensation for the fiscal year ended September 30, 2006.

Director	Annual Board Cash Retainer ($)	Meeting Fees ($)	Committee Fees ($)	Option Awards ($)	Total ($)
Ernest Bencivenga - emeritus	$10,000	$6,000	$-0-	$-0-	16,000
Anna T. Chew - emeritus	10,000	6,000	-0-	-0-	16,000
Daniel D. Cronheim	10,000	6,000	-0-	-0-	16,000
Charles Kaempffer - emeritus	10,000	6,000	600	-0-	16,600
Neal Herstik	10,000	6,000	-0-	-0-	16,000
Matthew I. Hirsch (2)(3)	10,000	6,000	1,050	-0-	17,050
Eugene W. Landy	10,000	6,000	-0-	-0-	16,000
Samuel A. Landy	10,000	6,000	-0-	-0-	16,000
Cynthia J. Morgenstern	10,000	6,000	-0-	-0-	16,000
Scott L. Robinson	10,000	6,000	-0-	2,300 (1)	18,300
Peter J. Weidhorn (2)	10,000	6,000	750	-0-	16,750
Stephen B. Wolgin (2)(3)	10,000	6,000	1,050	-0-	17,050
Total	$120,000	$72,000	$3,450	$2,300	$197,750

(1)

Mr. Robinson received a grant on 9/12/06 of options to purchase 5,000 shares of stock.  The fair value of the options on the grant date was $0.46.

(2)

Mr. Weidhorn, Mr. Hirsch and Mr. Wolgin are members of the audit committee and the nominating committee.  The Board has determined that Mr. Weidhorn is considered an “audit committee financial expert” within the meaning of the rules of the SEC and is “financially sophisticated” within the meaning of the listing requirements of the NASDAQ Global Select Market.

(3)

Mr. Hirsch and Mr. Wolgin are members of the compensation committee and stock option committee.

(4)

Emeritus directors are retired directors who are not entitled to vote on board resolutions, however they receive directors fees for participation in the board meetings.

Other Information

Except as provided in the specific agreements described above, the Company has no pension or other post-retirement plans in effect for Officers, Directors or employees.  The Company’s employees may elect to participate in the 401(k) plan of UMH Properties, Inc.

Daniel D. Cronheim is a Director of the Company and Executive Vice President of David Cronheim Company (Cronheim).  The David Cronheim Company received $15,419, $54,581 and $132,185 in lease commissions in 2006, 2005 and 2004, respectively, and the David Cronheim Mortgage Corporation received $-0-, $60,200 and $-0- in mortgage brokerage commissions in 2006, 2005 and 2004, respectively.  Cronheim Management Services (CMS), a division of Cronheim, received the sum of $367,976, $334,505 and $299,392 in 2006, 2005 and 2004, respectively for management fees.    During 2006, the Company entered into a new management contract with CMS, which did not materially alter the contract in place since 1998 (the 1998 contract), other than modifying the annual management fee.  For the calendar year 2006 and 2005, the management fee was fixed at $380,000 and $350,000, respectively.  CMS provides sub-agents as regional managers for the Company’s properties and compensates them out of this management fee.  The Company paid CMS $367,976, $334,505 and $299,392 in 2006, 2005 and 2004, respectively.  Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

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

Evaluation

The Company’s funds from operations continue to increase.  The Committee reviewed the growth of the Company and progress made by Eugene W. Landy, Chief Executive Officer and whether his accomplishments met the bonus goals outlined in his employment contract.  His base compensation under his amended contract was increased in 2004 to $175,000 per year, and his bonus for 2006 was $-0-.

Compensation Committee:

Matthew I. Hirsch

Stephen P. Wolgin

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of the Company’s Common Stock (the Shares) as of September 30, 2006 by:

•

each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;

•

the Company’s directors;

•

the Company’s executive officers; and

•

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o Monmouth Real Estate Investment Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of September 30, 2006 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Shares Outstanding(2)
Oakland Financial Corporation 34200 Mound Road Sterling Heights, Michigan 48310	1,834,371	(3)	9.09%
Palisade Concentrated Equity Partnership, L.P. One Bridge Plaza Fort Lee, New Jersey 07024	1,535,282	(4)	7.61%
Anna T. Chew	201,309	(5)	*
Daniel D. Cronheim	71,174	(6)	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Shares Outstanding(2)
Neal Herstik	7,200	(7)	*
Matthew I. Hirsch	50,004	(8)	*

Eugene W. Landy	1,118,371	(9)	5.47%

Samuel A. Landy	256,225	(10)	1.27%

Michael P. Landy	115,500	(11)	*

Cynthia J. Morgenstern	157,847	(12)	*

Scott L. Robinson	2,000		*

Maureen E. Vecere	40,232	(13)	*

Peter J. Weidhorn	105,370		*

Stephen B. Wolgin	11,804	(14)	*

Directors and Officers as a group	2,137,036

*Less than 1%.

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)

Based on the number of Shares outstanding on September 30, 2006, which was 20,186,663 Shares.  In the cases where a director or officer had options exercisable within 60 days of the fiscal year as footnoted, the shares outstanding was increased to reflect those options outstanding.

(3)

Based on NASDAQ.net as of October 16, 2006.  Schedule 13D dated March 13, 2006,  from Oakland Financial Corporation (“Oakland”), Liberty Bell Agency, Inc. (“Liberty Bell”), and Cherokee Insurance Company (“Cherokee”), as of March 10, 2006, Oakland owns 108,915, Liberty Bell owns 588,512, Cherokee owns 1,071,185, Erie Manufactured Home Properties, LLC, owns 38,981, and Matthew T. Moroun owns 26,778.  This filing with the SEC by Oakland indicates that Oakland shares voting and dispositive power with respect to those Shares with Liberty Bell, Cherokee, and Erie Manufactured Homes, all of which are wholly-owned subsidiaries of Oakland.  Matthew T. Moroun is the Chairman of the Board and controlling stockholder of Oakland, Liberty Bell and Cherokee.

(4)

Based on NASDAQ.net as of October 16, 2006.  Form 13D filed as of March 13, 2006, filed with the SEC by Palisade Capital Management, LLC, which indicates that Palisade has sole voting and dispositive power with respect to 1,535,282.

(5)

Includes (a) 56,493 Shares owned jointly with Ms. Chew’s husband; and (b) 14,816 Shares held in Ms. Chew’s 401(k) Plan.  As a co-trustee of the UMH 401(k), Ms. Chew has shared voting power over the Shares held by the UMH 401(k).  She, however, disclaims beneficial ownership of all of the Shares held by the UMH 401(k), except for the 14,816 Shares held by the UMH 401(k) for her benefit.  Includes 130,000 Shares issuable upon exercise of a Stock Option.  Excludes 50,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until September 12, 2007.

(6)

Includes 15,000 Shares issuable upon exercise of a Stock Option.

(7)

Includes 5,000 Shares issuable upon the exercise of a Stock Option.

(8)

Includes 39,004 Shares owned jointly with Mr. Hirsch’s wife and 11,000 Shares issuable upon exercise of a Stock Option.

(9)

Includes (a) 102,475 Shares owned by Mr. Landy’s wife; (b) 161,764 Shares held in the E.W. Landy Profit Sharing Plan of which Mr. Landy is a trustee and has shared voting and dispositive power; (c) 126,585 Shares held in the E.W. Landy Pension Plan over which Mr. Landy has shared voting and dispositive power; and (d) 60,000 Shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, over which Mr. Landy has shared voting and dispositive power.  Includes 260,000 Shares issuable upon the exercise of stock options.    Excludes 65,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until August 2, 2007.

(10)

Includes (a) 7,573 Shares owned by Mr. Landy’s wife; (b) 89,767 Shares held in custodial accounts for Mr. Landy’s minor children under the New Jersey Uniform Transfers to Minors Act with respect to which he disclaims any beneficial interest but he has sole dispositive and voting power; (c) 1,000 Shares in the Samuel Landy Family Limited Partnership; and (d) 35,106 Shares held in the UMH 401(k) Plan.  As a co-trustee of the UMH 401(k), Mr. Landy has shared voting power over the Shares held by the UMH 401(k).  He, however, disclaims beneficial ownership of all of the Shares held by the UMH 401(k), except for the 35,106 Shares held by the UMH 401(k) for his benefit.  Includes 15,000 Shares issuable upon the exercise of stock options.

(11)

Includes 1,314 Shares held in Mr. Landy’s 401(k) Plan over which he has sole dispositive power.  Includes (a) 10,036 Shares owned by Mr. Landy’s wife; and (b) 66,468 Shares held in custodial accounts for Mr. Landy’s minor children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote.  Includes 25,000 Shares issuable upon the exercise of a stock option. Excludes 25,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until September 12, 2007.

(12)

Includes 1,689 Shares held in Ms. Morgenstern’s 401(k) plan over which she has sole dispositive power.  Includes 100,000 Shares issuable upon the exercise of a stock option.  Excludes 50,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until September 12, 2007.

(13)

Includes 172 Shares held in Ms. Vecere’s 401(k) Plan over which she has sole dispositive power.  Includes 40,000 Shares issuable upon the exercise of a stock option. Excludes 25,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until September 12, 2007.

(14)

Includes 952 Shares owned by Mr. Wolgin’s wife.

There are no equity compensation plans other than the 1997 Stock Option Plan.  See Note No. 10 in the Notes to the Consolidated Financial Statements for a description of that plan.

Equity Compensation Plan Information

The following table summarizes information, as of September 30, 2006, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Security Holders	961,000	$7.75	15,000

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	961,000	$7.75	15,000

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDANCE

Certain relationships and related party transactions are incorporated herein by reference to Item 15 (a) (1) (IV) Note No. 14 of the Notes to the Consolidated Financial Statements - Related Party Transactions.

See identification of independent directors under Item 10 and committee members under Item 11.

ITEM 14  - PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP (KPMG) served as the Company’s independent registered public accountants for the first two quarters of fiscal 2005.  The following are the fees billed by KPMG in connection with services rendered:

	2006	2005

Audit Fees	$-0-	$32,500
Audit Related Fees	10,000	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$10,000	$32,500

Audit related fees includes fees charges for issuing a consent in connection with the filing of the Company’s Annual Report on Form 10-K.

Reznick Group (Reznick) served as the Company’s independent registered public accountants for the years ended September 30, 2006 and 2005.  The following are fees billed by and accrued to Reznick in connection with services rendered:

	2006	2005

Audit Fees	$151,000	$130,000
Audit Related Fees	-0-	-0-
Tax Fees	34,000	30,000
All Other Fees	-0-	-0-
Total Fees	$185,000	$160,000

Audit fees include professional services rendered for the audit of the Company’s annual financial statements, management’s assessment of internal controls, and reviews of financial statements included in the Company’s quarterly reports on Form 10-Q.  Audit fees also include services that are normally provided by the Company’s independent auditors in connection with statutory and regulatory filings, such as consents and assistance with and review of documents filed with the Securities and Exchange Commission.  This fiscal year was the second year the Company was subject to the Sarbanes – Oxley Act Section 404 concerning internal controls.

Tax fees include professional services rendered for the preparation of the Company’s federal and state corporate tax returns and supporting schedules as may be required by the Internal Revenue Service and applicable state taxing authorities.  Tax fees also include other work directly affecting or supporting the payment of taxes, including planning and research of various tax issues.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by the Company’s principal independent accountants.  The policy requires that all services provided by our independent registered public accountants to the Company, including audit services, audit-related services, tax services and other services, must be pre-approved by the Committee, and all have been so approved.  The pre-approval requirements do not prohibit day-to-day normal tax consulting services, which matters will not exceed $10,000 in the aggregate.

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining Reznick’s independence.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE(S)

(a) (1) The following Financial Statements are filed as part of this report:

(i) (a) Report of Independent Registered Public Accounting Firm	64
(b) Report of Independent Registered Public Accounting Firm	65

(ii) Consolidated Balance Sheets as of September 30, 2006 and 2005	66

(iii) Consolidated Statements of Income for the years ended September 30, 2006, 2005 and 2004	67

(iv) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2006, 2005 and 2004	69-70

(v) Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004	71

(vi) Notes to the Consolidated Financial Statements	72-106

(a) (2) The following Financial Statement Schedule is filed as part of this report:

(i) Schedule III - Real Estate and Accumulated Depreciation as of September 30, 2006	107-111

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the Consolidated Financial Statements or Notes hereto.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (3)	Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

(i)   Agreement and Plan of Merger dated April 23, 1990 by and between Monmouth Real Estate Investment Trust and Monmouth Real Estate Investment Corporation filed with The Securities and Exchange Commission on April 3, 1990 on Form S-4 (Registration No. 33-34103).

(ii)  Agreement and Plan of Merger dated March 24, 2003 by and between MREIC Maryland, Inc., a Maryland corporation ("Monmouth Maryland"), and Monmouth Real Estate Investment Corporation, a Delaware corporation ("Monmouth Delaware") filed with The Securities and Exchange Commission on April 7, 2003 in the 2002 proxy (Registration No. 000-04258).

(3)	Articles of Incorporation and By-Laws
(i) Articles of Incorporation of MREIC Maryland, Inc. filed with The Securities and Exchange Commission on April 7, 2003 in the 2002 proxy (Registration No. 000-04258).
(ii) Bylaws of MREIC Maryland, Inc. filed with the Securities and Exchange Commission on April 7, 2003 in the 2002 proxy (Registration No. 000-04258).
(iii) Amendment to Articles of Incorporation filed with the Securities and Exchange Commission with Form 8-K on April 25, 2006 is incorporated by reference (Registration No. 000-04258).
(iv) Amendment to Bylaws filed with the Securities and Exchange Commission with Form 8-K on November 22, 2006 is incorporated by reference (Registration No. 00-04258)
(v) Amendment to Bylaws filed with the Securities and Exchange Commission with Form 8-A on December 1, 2006 is incorporated by reference (Registration No 001-33177)

(vi)   Articles Supplementary Establishing and Fixing the Rights and Preferences of

7.625% Series A Cumulative Redeemable Preferred Stock filed with the Securities and Exchange Commission with Form 8-A on December 1, 2006 is incorporated by reference (Registration No. 001-33177

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

(iv) Employment Agreement with Maureen E. Vecere dated April 3, 2006.
(v) Management Agreement with Cronheim Management Services dated August 1, 2006.

(14)	Reference is hereby made to the Code of Business Conduct and Ethics filed with the Securities Exchange Commission on December 14, 2004 with the 2004 Form 10-K (Registration No. 000-04258) .

(23.1)	Consent of KPMG LLP.

(23.2)	Consent of Reznick Group.

(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Audit Committee Charter filed with the Securities Exchange Commission on December 13, 2005 with the 2005 Form 10-K (Registration No. 000-04258).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited the accompanying consolidated balance sheets of Monmouth Real Estate Investment Corporation and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the years ended September 30, 2006 and 2005.  In connection with our audits of the consolidated financial statements, we also have audited the financial schedule of real estate and accumulated depreciation.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.   Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Monmouth Real Estate Investment Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2006 and 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 5, 2006, expressed an unqualified opinion on management’s assessment of internal control over financial reporting, and an unqualified opinion on the effective operation of  internal control over financial reporting.

/s/ Reznick Group, P.C.

Baltimore, Maryland

December 8, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation:

We have audited the consolidated statements of income, shareholders’ equity, and cash flows of Monmouth Real Estate Investment Corporation and subsidiary for the year ended September 30, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Monmouth Real Estate Investment Corporation and subsidiary for the year ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

December 3, 2004

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

ASSETS

    2006

                 2005

Real Estate Investments:
Land	$40,582,713	$34,990,713
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $30,753,238 and $26,026,153, respectively	179,628,083	156,753,760
Total Real Estate Investments	220,210,796	191,744,473

Cash and Cash Equivalents	2,029,430	5,922,954
Securities Available for Sale at Fair Value	10,395,767	13,789,400
Tenant and Other Receivables	914,235	704,979
Deferred Rent Receivable	1,119,370	1,043,083
Prepaid Expenses	212,807	139,850
Financing Costs, net of Accumulated Amortization of $653,691 and $537,234, respectively	1,700,667	1,466,951
Lease Costs, net of Accumulated Amortization of $213,208 and $203,287, respectively	217,531	241,696
Intangible Assets, net of Accumulated Amortization of $567,239 and $197,430, respectively	4,151,286	2,426,570
Other Assets	955,044	361,446

TOTAL ASSETS	$241,906,933	$217,841,402

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage Notes Payable	$122,194,039	$111,968,518
Loans Payable	8,218,544	-0-
Accounts Payable and Accrued Expenses	1,725,030	1,312,484
Other Liabilities	2,202,343	2,000,159
Total Liabilities	134,339,956	115,281,161
Shareholders' Equity:
Common Stock - $.01 Par Value, 30,000,000 Shares Authorized; 20,186,663 and 18,833,367 Shares Issued and Outstanding as of September 30, 2006 and 2005, respectively	201,867	188,334
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	108,112,387	103,121,873
Accumulated Other Comprehensive Income	454,286	451,597
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-
Total Shareholders' Equity	107,566,977	102,560,241
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$241,906,933	$217,841,402

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2006	2005	2004
INCOME:
Rental & Occupancy Charges	$26,533,882	$24,302,300	$21,048,278

EXPENSES:
Management Fees	367,976	331,810	295,371
Real Estate Taxes	3,868,069	3,594,902	2,981,986
Operating Expenses	1,481,135	1,184,771	924,246
General & Administrative Expense	2,181,111	2,167,419	2,008,435
Depreciation	5,179,336	4,509,753	4,005,280

TOTAL EXPENSES	13,077,627	11,788,655	10,215,318

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,028,151	1,525,325	1,801,107
Gain on Securities Transactions, net	50,983	1,541,952	1,714,395
Income from Equity Investment	-0-	82,500	110,000
Gain on Dissolution of Equity Investment	-0-	1,269,179	-0-
Interest Expense	(8,298,077)	(8,001,956)	(6,979,007)
TOTAL OTHER INCOME (EXPENSE)	(7,218,943)	(3,583,000)	(3,353,505)

INCOME FROM CONTINUING OPERATIONS	6,237,312	8,930,645	7,479,455

DISCONTINUED OPERATIONS
Income (Loss) from Operations of Disposed Property	(43,339)	116,177	193,180
Loss on Sale of Investment Property	(28,385)	-0-	-0-

INCOME(LOSS) FROM DISCONTINUED OPERATIONS	(71,724)	116,177	193,180

NET INCOME	$6,165,588	$9,046,822	$7,672,635

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2006	2005	2004

PER SHARE INFORMATION:
BASIC NET INCOME – PER SHARE

Income from Continuing Operations	$.32	$.49	$.46
Income from Discontinued Operations	-0-	.01	.01
Net Income per Share - Basic	$.32	$.50	$.47

DILUTED NET INCOME – PER SHARE

Income from Continuing Operations	$.31	$.49	$.46
Income from Discontinued Operations	-0-	.01	.01
Net Income per Share - Diluted	$.31	$.50	$.47

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19,555,278	17,967,360	16,206,433
Diluted	19,605,069	18,033,488	16,290,284

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004

				Loans to Officers,
			Additional	Directors
	Common Stock Issued		Paid-In	And Key
	Number	Amount	Capital	Employees

Balance September 30, 2003	15,090,649	$150,906	$76,657,545	$(1,325,001)
Shares Issued in Connection with the Dividend Reinvestment and Stock Purchase Plan	1,568,174	15,682	12,516,859	-0-
Shares Issued in Connection with a Private Placement (net of offering costs of $67,993)	500,000	5,000	3,977,007	-0-
Shares Issued through the Exercise of Stock Options	131,500	1,315	829,390	-0-
Distributions	-0-	-0-	(1,754,280)	-0-
Payments on Loans to Officers, Directors and Key Employees	-0-	-0-	-0-	109,063
Net Income	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	36,350	-0-
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Balance September 30, 2004	17,290,323	172,903	92,262,871	(1,215,938)
Shares Issued in Connection with the Dividend Reinvestment and Stock Purchase Plan	1,435,044	14,351	11,437,825	-0-
Shares Issued through the Exercise of Stock Options	108,000	1,080	740,235	-0-
Distributions	-0-	-0-	(1,410,040)	-0-
Payments on Loans to Officers, Directors and Key Employees	-0-	-0-	-0-	14,375
Net Income	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	90,982	-0-
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Balance September 30, 2005	18,833,367	188,334	103,121,873	(1,201,563)
Shares Issued in Connection with the Dividend Reinvestment and Stock Purchase Plan	1,333,296	13,333	10,296,957	-0-
Shares Issued through the Exercise of Stock Options	20,000	200	142,400	-0-
Distributions	-0-	-0-	(5,575,168)	-0-
Payments on Loans to Officers, Directors and Key Employees	-0-	-0-	-0-	-0-
Net Income	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	126,325	-0-
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Balance September 30, 2006	20,186,663	$201,867	$108,112,387	$(1,201,563)

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004, CONT’D.

		Accumulated
		Other	Total
	Undistributed	Comprehensive	Shareholders’	Comprehensive
	Income	Income (Loss)	Equity	Income

Balance September 30, 2003	$ -0-	$2,829,839	$78,313,289
Shares Issued in Connection with the Dividend Reinvestment and Stock Purchase Plan	-0-	-0-	12,532,541
Shares Issued in Connection with a Private Placement (net of offering costs of $67,993)	-0-	-0-	3,982,007
Shares Issued through the Exercise of Stock Options	-0-	-0-	830,705
Distributions	(7,672,635)	-0-	(9,426,915)
Payments on Loans to Officers, Directors and Key Employees	-0-	-0-	109,063
Net Income	7,672,635	-0-	7,672,635	$7,672,635
Stock Based Compensation Expense	-0-	-0-	36,350
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	(1,141,835)	(1,141,835)	(1,141,835)
Balance September 30, 2004	-0-	1,688,004	92,907,840	$6,530,800
Shares Issued in Connection with the Dividend Reinvestment and Stock Purchase Plan	-0-	-0-	11,452,176
Shares Issued through the Exercise of Stock Options	-0-	-0-	741,315
Distributions	(9,046,822)	-0-	(10,456,862)
Payments on Loans to Officers, Directors and Key Employees	-0-	-0-	14,375
Net Income	9,046,822	-0-	9,046,822	$9,046,822
Stock Based Compensation Expense	-0-	-0-	90,982
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	(1,236,407)	(1,236,407)	(1,236,407)
Balance September 30, 2005	-0-	451,597	102,560,241	$7,810,415
Shares Issued in Connection with the Dividend Reinvestment and Stock Purchase Plan	-0-	-0-	10,310,290
Shares Issued through the Exercise of Stock Options	-0-	-0-	142,600
Distributions	(6,165,588)	-0-	(11,740,756)
Payments on Loans to Officers, Directors and Key Employees	-0-	-0-	-0-
Net Income	6,165,588	-0-	6,165,588	$6,165,588
Stock Based Compensation Expense	-0-	-0-	126,325
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	2,689	2,689	2,689
Balance September 30, 2006	$-0-	$454,286	$107,566,977	$6,168,277

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,165,588	$9,046,822	$7,672,635
Noncash Items Included in Net Income:
Depreciation	5,189,542	4,550,342	4,045,821
Amortization	606,382	473,388	280,205
Stock Based Compensation Expense	126,325	90,982	36,350
Gain on Securities Transactions, net	(50,983)	(1,541,952)	(1,744,630)
Gain on Dissolution of Equity Investment	-0-	(1,269,179)	-0-
Loss on Sale of Investment Property	28,385	-0-	-0-
Changes in:
Tenant, Deferred Rent & Other Receivables	(285,543)	(40,742)	(76,942)
Prepaid Expenses	(72,957)	(52,034)	29,634
Other Assets & Lease Costs	(329,913)	(89,234)	(391,570)
Accounts Payable, Accrued Expenses & Other Liabilities	614,730	260,883	533,907
NET CASH PROVIDED FROM OPERATING ACTIVITIES	11,991,556	11,429,276	10,385,410

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(36,925,204)	(31,188,507)	(17,656,561)
Capital Improvements & Purchases of Equipment	(174,425)	(224,500)	(498,733)
Increase in Construction in Progress	(359,636)	-0-	-0-
Proceeds from Sale of Real Estate	1,320,854	-0-	-0-
Proceeds from Dissolution of Equity Investment	-0-	2,169,578	-0-
Purchase of Securities Available for Sale	(552,290)	(2,290,363)	(8,033,630)
Proceeds from Sale of Securities Available for Sale	3,999,595	11,890,778	10,973,706

NET CASH USED IN INVESTING ACTIVITIES	(32,691,106)	(19,643,014)	(15,215,218)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Mortgages	19,500,000	20,478,267	12,800,000
Proceeds from Loans	35,095,753	36,317,946	19,704,069
Principal Payments on Mortgages	(9,274,479)	(6,040,712)	(6,178,336)
Principal Payments of Loans	(26,877,209)	(38,941,045)	(29,405,896)
Financing Costs on Debt	(350,173)	(353,783)	(262,971)
Proceeds from Issuance of Common Stock	5,803,270	7,495,056	12,982,710
Proceeds from Exercise of Options	142,600	741,315	830,705
Dividends Paid, Net of Reinvestments	(7,233,736)	(6,499,742)	(5,895,077)
Payments on Loans to Officers, Directors and Key Employees	-0-	14,375	109,063

NET CASH PROVIDED FROM FINANCING ACTIVITIES	16,806,026	13,211,677	4,684,267

Net (Decrease) Increase in Cash and Cash Equivalents	(3,893,524)	4,997,939	(145,541)
Cash and Cash Equivalents at Beginning of Year	5,922,954	925,015	1,070,556

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,029,430	$5,922,954	$ 925,015

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING         POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation and its wholly-owned subsidiaries,    MRC I LLC and MREIC Financial, Inc. (the Company) operate as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  As of September 30, 2006 and 2005, rental properties consist of forty-two and thirty-nine commercial holdings, respectively.  These properties are located in New Jersey, New York, Pennsylvania, North Carolina, Mississippi, Massachusetts, Kansas, Iowa, Missouri, Illinois, Michigan, Nebraska, Florida, Virginia, Ohio, Connecticut, Wisconsin, Maryland, Arizona, Colorado, South Carolina, Georgia, and Alabama.  The Company also owns a portfolio of investment securities.

On May 15, 2003, Monmouth Real Estate Investment Corporation changed its state of incorporation from Delaware to Maryland (the Reincorporation).

On February 8, 2005, the Company formed MREIC Financial, Inc., a wholly-owned taxable REIT subsidiary organized in Maryland.  MREIC Financial, Inc. had no activity during fiscal years 2006 or 2005.

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

Buildings, Improvements and Equipment

Buildings, improvements and equipment are stated at the lower of depreciated cost or net realizable value.  Depreciation is computed based on the straight-line method over the estimated useful lives of the assets, utilizing a half-year convention in the year of purchase.  These lives range from 5 to 40 years.

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

Securities Available for Sale

The Company classifies its securities among three categories:  Held-to-maturity, trading and available-for-sale. The Company’s securities at September 30, 2006 and 2005 are all classified as available-for-sale and are carried at fair value based on quoted market prices.  Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

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

Intangible Assets, Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases.  Upon termination of a lease, the unamortized portion is immediately charged to expense.  Amortization expense related to these intangible assets was $369,809, $197,430 and $-0-, for the years ended September 30, 2006, 2005 and 2004, respectively.  The Company estimates that aggregate amortization expense will be $450,707 for each of the years 2007, 2008, 2009, 2010 and 2011.

Costs incurred in connection with the execution of leases are deferred and are amortized over the term of the respective leases.  Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms.  Costs incurred in connection with obtaining mortgages and other financings and refinancing are deferred and are amortized over the term of the related obligations.  Unamortized costs are charged to expense upon prepayment of the obligation.  Amortization expense related to these deferred assets was $236,574, $275,958 and $280,205, for the years ended September 30, 2006, 2005 and 2004, respectively.  The Company estimates that aggregate amortization expense will be $266,031, $242,600, $216,418, $185,202 an 171,965 for the years 2007, 2008, 2009, 2010 and 2011, respectively.

Revenue Recognition

Rental income from tenants with leases having scheduled rental increases are recognized on a straight-line basis over the term of the lease.  Leases typically provide for reimbursement of real estate taxes, insurance, and other operating costs.  These occupancy charges are recognized as earned.

The Company provides an allowance for doubtful accounts against the portion of tenant and other receivables and deferred rent receivable which is estimated to be uncollectible. There was no allowance for doubtful accounts as of September 30, 2006 and 2005, respectively. For accounts receivable the Company deems uncollectible, the Company uses the direct write-off method.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (19,555,278, 17,967,360 and 16,206,433, in 2006, 2005 and 2004, respectively).  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (19,605,069, 18,033,488 and 16,290,284 in 2006, 2005, and 2004, respectively).  Options in the amount of 49,791, 66,128 and 83,851 are included in the diluted weighted average shares outstanding for 2006, 2005 and 2004, respectively.

Stock Option Plan

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”.  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $126,325, $90,982 and $36,350 has been recognized in 2006, 2005 and 2004, respectively.  Included in Note No. 12 to these consolidated financial statements are the assumptions and methodology.

Income Tax

The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code.  The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.  The Company is subject to franchise taxes in some of the states in which the Company owns property.

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

New Accounting Pronouncements

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new standard also provides guidance on various income tax accounting issues, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and are to be applied to all tax positions upon initial adoption.  Only tax positions that meet the “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the opening balance of retained earnings for the year of adoption.  The Company is currently assessing what impact, if any, the adoption of FIN 48 on October 1, 2007 will have on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment” (“SAB 108”).  SAB 108 is effective for fiscal years ending after November 15, 2006, although early application is encouraged, but not required.  The Company will adopt SAB 108 for our fiscal year ending September 30, 2007.  The Company is currently assessing what impact, if any, the adoption of SAB 108 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after December 15, 2007.  The Company plans to adopt SFAS 157 beginning October 1, 2008.  The Company is currently assessing what impact, if any, the adoption of SFAS 157 will have on our financial position and results of operations.

NOTE 2 – REAL ESTATE INVESTMENTS

The  following  is  a  summary  of  the  cost  and  accumulated  depreciation  of  the  Company's  land,  buildings, improvements and equipment at September 30, 2006 and 2005:

September 30, 2006			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation
ALABAMA:
Huntsville	Industrial	$742,500	$ 2,452,519	$94,323
ARIZONA:
Tolleson	Industrial	1,320,000	13,329,000	1,196,144
COLORADO:
Colorado Springs	Industrial	1,270,000	3,821,000	48,985
Denver	Industrial	1,150,000	3,890,300	149,620
CONNECTICUT
Newington	Industrial	410,000	2,966,486	418,662
FLORIDA:
Ft. Myers	Industrial	1,910,000	2,533,575	229,243
Jacksonville	Industrial	1,165,000	4,691,281	909,706
Tampa (FDX Ground)	Industrial	5,000,000	12,660,003	811,950
Tampa (FDX)	Industrial	2,830,000	4,274,531	54,799
GEORGIA:
Augusta	Industrial	613,000	3,026,409	116,363
Griffin	Industrial	760,000	13,692,075	175,539
ILLINOIS
Burr Ridge	Industrial	270,000	1,253,679	273,159
Elgin	Industrial	1,280,000	5,529,488	637,996
Granite City	Industrial	340,000	12,046,675	1,390,138
Schaumburg	Industrial	1,039,800	3,717,512	903,345
IOWA:
Urbandale	Industrial	310,000	1,768,565	565,280
KANSAS:
Edwardsville	Industrial	1,185,000	5,815,148	521,835
MASSACHUSETTS:
Franklin	Industrial	566,000	4,163,000	1,332,196
MARYLAND:
Beltsville	Industrial	3,200,000	5,958,773	840,309
MICHIGAN:
Romulus	Industrial	531,000	3,665,961	800,836
MISSOURI:
Liberty	Industrial	723,000	6,519,412	1,421,604
O' Fallon	Industrial	264,000	3,358,716	978,271
St. Joseph	Industrial	800,000	11,753,964	1,657,526
MISSISSIPPI:
Jackson	Industrial	218,000	1,357,269	547,413
Richland	Industrial	211,000	1,267,000	387,656
NORTH CAROLINA:
Fayetteville	Industrial	172,000	4,491,993	1,092,367
Greensboro	Industrial	327,100	1,868,700	800,159
Monroe	Industrial	500,000	4,981,022	574,712
Winston-Salem	Industrial	980,000	5,670,918	649,522
NEBRASKA:
Omaha	Industrial	1,170,000	4,425,500	851,020

September 30, 2006 (cont’d)			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation

NEW JERSEY:
Freehold Corporate Office	Equipment	-0-	50,469	28,193
Ramsey	Industrial	52,639	1,361,358	876,518
Somerset (1)	Shopping Center	55,182	1,208,489	1,073,540
South Brunswick	Industrial	1,128,000	4,386,885	1,919,674
NEW YORK:
Orangeburg	Industrial	694,720	2,985,695	1,314,288
OHIO:
Richfield	Industrial	1,000,000	7,197,945	92,278
Union Township	Industrial	695,000	4,362,803	622,479
PENNSYLVANIA:
Monaca	Industrial	330,772	2,218,894	1,624,002
SOUTH CAROLINA:
Hanahan (FDX)	Industrial	930,000	3,426,362	131,780
Hanahan (Norton)	Industrial	1,129,000	11,831,321	455,030
VIRGINIA:
Charlottesville	Industrial	1,170,000	2,845,000	547,110
Richmond	Industrial	1,160,000	6,416,305	907,399
WISCONSIN:
Cudahy	Industrial	980,000	5,139,321	730,269

Total as of September 30, 2006		$40,582,713	$210,381,321	$30,753,238

September 30, 2005			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation
ALABAMA:
Huntsville	Industrial	$ 742,500	$2,452,519	$ 31,443
ARIZONA:
Tolleson	Industrial	1,320,000	13,329,000	854,384
COLORADO:
Denver	Industrial	1,150,000	3,890,300	49,876
CONNECTICUT
Newington	Industrial	410,000	2,966,486	342,376
FLORIDA:
Ft. Myers	Industrial	1,910,000	2,533,575	161,719
Jacksonville	Industrial	1,165,000	4,687,918	784,560
Tampa	Industrial	5,000,000	12,660,003	487,338
GEORGIA:
Augusta	Industrial	613,000	3,025,505	38,789
ILLINOIS
Burr Ridge	Industrial	270,000	1,253,679	238,035
Elgin	Industrial	1,280,000	5,529,488	496,216
Granite City	Industrial	340,000	12,046,675	1,081,066
Schaumburg	Industrial	1,039,800	3,694,320	805,143
IOWA:
Urbandale	Industrial	310,000	1,768,565	519,356
KANSAS:
Edwardsville	Industrial	1,185,000	5,815,148	372,735
Wichita	Industrial	268,000	1,543,696	452,251

September 30, 2005 (cont’d)			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation

MASSACHUSETTS:
Franklin	Industrial	566,000	4,163,000	1,224,337
MARYLAND:
Beltsville	Industrial	3,200,000	5,958,773	687,525
MICHIGAN:
Romulus	Industrial	531,000	3,665,961	706,840
MISSOURI:
Liberty	Industrial	723,000	6,519,412	1,252,896
O' Fallon	Industrial	264,000	3,329,811	890,864
St. Joseph	Industrial	800,000	11,753,964	1,356,158
MISSISSIPPI:
Jackson	Industrial	218,000	1,357,269	499,281
Richland	Industrial	211,000	1,267,000	355,160
NORTH CAROLINA:
Fayetteville	Industrial	172,000	4,491,993	976,039
Greensboro	Industrial	327,100	1,868,700	738,275
Monroe	Industrial	500,000	4,981,022	446,996
Winston-Salem	Industrial	980,000	5,652,206	504,282
NEBRASKA:
Omaha	Industrial	1,170,000	4,425,500	737,548
NEW JERSEY:
Freehold Corporate Office	Equipment	-	50,469	18,101
Ramsey	Industrial	52,639	1,361,358	832,610
Somerset (1)	Shopping Center	55,182	1,174,512	1,023,011
South Brunswick	Industrial	1,128,000	4,386,885	1,761,238
NEW YORK:
Orangeburg	Industrial	694,720	2,985,695	1,218,084
OHIO:
Union Township	Industrial	695,000	4,362,803	510,615
PENNSYLVANIA:
Monaca	Industrial	330,772	2,168,394	1,564,062
SOUTH CAROLINA:
Hanahan (FDX)	Industrial	930,000	3,426,362	43,928
Hanahan (Norton)	Industrial	1,129,000	11,831,321	151,678
VIRGINIA:
Charlottesville	Industrial	1,170,000	2,845,000	474,162
Richmond	Industrial	1,160,000	6,416,305	742,363
WISCONSIN:
Cudahy	Industrial	980,000	5,139,321	594,813

Total as of September 30, 2005		$34,990,713	$182,779,913	$26,026,153

(1)  This represents the Company's 2/3 undivided interest in the property.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Fiscal 2006

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

On December 21, 2005, the Company purchased a 53,202 square foot industrial building in Colorado Springs, Colorado.  The building is 100% net-leased for ten years to FedEx Ground Package Systems, Inc., a subsidiary of FDX.  The purchase price including closing costs was approximately $5,500,000.  The Company paid $50,000 in cash, obtained a mortgage of $3,600,000 and obtained the balance from its margin loan.  The mortgage is payable at a fixed rate of 5.41% and matures on January 1, 2021.  Management estimated that the value allocated to the lease in-place at purchase was approximately $440,000.

On December 29, 2005, the Company purchased a 95,662 square foot industrial building in Tampa, Florida.  The building is 100% net-leased to FDX in year eight of a lease which expires in 2017.  The purchase price including closing costs was approximately $7,600,000.  The Company paid $100,000 in cash and obtained the balance from its line of credit with PNC Bank.  Management estimated that the value allocated to the lease in-place at purchase was approximately $530,000.

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

On July 7, 2006, the Company purchased a 215,720 square foot industrial building in Griffin, Georgia.   The building is 100% net-leased to Caterpillar Logistics Services under a lease which expires November 30, 2012.  The lease is guaranteed by Caterpillar, Inc.  The purchase price including closing costs was approximately $15,100,000.  The Company paid approximately $100,000 in cash and drew an acquisition advance of $2,900,000 on the new line of credit with

North Fork Bank and obtained a mortgage of $10,000,000.  The mortgage is payable at a fixed rate of 6.37% and matures on October 1, 2016.  Management estimated that the value allocated to the lease in-place at purchase was approximately $685,000.

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

NOTE 4 – OTHER ASSETS

Other Assets consists of the following as of September 30, 2006 and 2005:

	9/30/06	9/30/05

Deposits and pre-acquisition costs	$595,408	$326,289
Construction in progress	359,636	-0-
Unrealized gain on open futures contracts	-0-	$35,157
Total	$955,044	$361,446

Construction in progress relates to costs incurred for the expansion of the Beltsville, Maryland property, which is leased by FedEx Ground.  The building will be expanded from 109,705 square feet to 144,523 square feet for a total estimated project cost of approximately $4,300,000.  Construction of the expansion is expected to be completed in August 2007.  As of September 30, 2006, the Company had approximately $35,000 in commitments under the construction contract.

NOTE 5 – INVESTMENT IN HOLLISTER ’97, LLC

The Company owned a 25% investment in Hollister ‘97, LLC (the LLC) and accounted for the investment under the equity method.  Under the equity method, the initial investment was recorded at cost.  The carrying amount of the investment was increased or decreased to reflect the Company’s share of income or loss and was also reduced to reflect any dividends received.  An unrelated New Jersey limited partnership owned the remaining 75%.  On June 27, 2005, Hollister ’97, LLC (Hollister) sold Hollister Corporate Park for a selling price of approximately $13,800,000.  Simultaneous with the sale, the Company withdrew from Hollister.  Upon withdrawal, the Company received $2,169,578, resulting in a gain of $1,269,179.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the estimated value of the leases in-place at acquisition for the following properties and are amortized over the term of the lease:

	9/30/06	9/30/05

Denver, CO	$90,000	$90,000
Hanahan, SC (Norton)	400,000	400,000
Hanahan, SC (FDX)	1,524,000	1,524,000
Augusta, GA	210,000	210,000
Huntsville, AL	400,000	400,000
Richfield, OH	440,000	-0-
Colorado Springs, CO	440,000	-0-
Tampa, FL (FDX)	530,000	-0-
Griffin, GA	684,525	-0-
Total	4,718,525	2,624,000
Less: Accumulated Amortization	(567,239)	(197,430)
Total	$4,151,286	$2,426,570

Amortization expense related to these intangible assets was $369,809, $197,430 and $-0-, for the years ended September 30, 2006, 2005 and 2004, respectively.    The Company estimates that aggregate amortization expense will be $450,707 for each of the years 2007, 2008, 2009, 2010 and 2011.

NOTE 7 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company has approximately 4,650,000 square feet of property, of which approximately 1,661,000 square feet, or 36%, is leased to Federal Express Corporation and subsidiaries (14% to FDX and 22% to FDX subsidiaries) and approximately 230,000 square feet, or 5%, is leased to Keebler Company (a subsidiary of the Kellogg Company).   Rental and occupancy charges from Federal Express Corporation and subsidiaries totaled approximately $12,383,000, $10,407,000 and $8,252,000 for the years ended September 30, 2006, 2005 and 2004, respectively.  Rental and occupancy charges from Keebler Company totaled approximately $1,613,000, $1,631,000 and $1,978,000 for the years ended September 30, 2006, 2005 and 2004, respectively.  During 2006, 2005 and 2004, rental income and occupancy charges from properties leased to these companies approximated 53%, 49% and 48% of total rental and occupancy charges, respectively.

Information on these tenants is provided below.   The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.

Tenant	S&P Credit Rating at September 30, 2006
Federal Express Corporation (FDX)	BBB/Positive/NR

Kellogg Company (K)	BBB+/Positive/A-2

NOTE 8 – DISCONTINUED OPERATIONS

Discontinued operations include the operations of one industrial property in Wichita, Kansas which was sold in March 2006.  The property’s lease had expired May 31, 2005.  The following table summarizes the components of discontinued operations:

	2006	2005	2004

Rental and Occupancy Charges	$10,030	$209,577	$281,222
Real Estate Taxes	28,556	42,901	42,901
Operating Expenses	14,607	9,910	4,600
Depreciation	10,206	40,589	40,541
Income (Loss) from Operations of Disposed Property	(43,339)	116,117	193,180
Loss on Sale of Investment Property	(28,385)	-0-	-0-
Income (Loss) from Discontinued Operations	($71,724)	$116,117	$193,180

Cash flows from discontinued operations for the year ended September 30, 2006, 2005 and 2004 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2006	2005	2004

Cash flows from Operations – Discontinued Operations	(4,635)	136,009	183,684
Cash flows from Investing Activities – Discontinued Operations	1,320,854	(1,451)	-0-
Cash flows from Financing Activities – Discontinued Operations	(145,868)	(372,304)	(582,807)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 9 – SECURITIES AVAILABLE FOR SALE

Dividend income for the years ended September 30, 2006, 2005 and 2004 totaled $913,721, $1,382,791 and $1,693,650, respectively.  Interest income for the years ended September 30, 2006, 2005 and 2004 totaled $114,430, $142,534 and $107,457, respectively.

The Company received proceeds of $3,999,595, $11,890,778 and $10,973,706, on sales or redemptions of securities available for sale during 2006, 2005 and 2004, respectively.  The Company recorded the following Gain on Securities Transactions, net:

	2006	2005	2004

Gross realized gains	$73,480	$1,525,711	$2,078,697
Gross realized losses	(50,844)	(11,188)	(2,971)
Net gain (loss) on closed futures contracts	188,534	(89,289)	(208,182)
Unrealized gain (loss) on open futures contracts	(87,187)	116,718	(30,235)
Impairment loss	(73,000)	-0-	(122,914)
Total	$50,983	$1,541,952	$1,714,395

During 2006, 2005 and 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at September 30, 2006, 2005 and 2004 was a gain (loss) of ($87,187), $116,718 and ($30,235), respectively, and is included in gain on securities transactions, net.

During 2006, 2005 and 2004, the Company recorded a gain (loss) of $188,534, ($89,289) and $208,182, respectively, on settled futures contracts.  During 2006 and 2004, the Company recognized a loss of $73,000 and $122,914, respectively due to writing down the carrying value of securities available for sale which were considered other than temporarily impaired.

The Company’s securities available for sale consist primarily of debt securities and common and preferred stock of other REITs.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

The following is a listing of investments in debt and equity securities at September 30, 2006:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
Apartment Management and Investment Co.	T	8.00%	13,000	$325,000	$329,940
Corporate Office Properties Trust	H	7.50%	6,000	150,000	151,740
Crescent Real Estate	A	6.75%	18,000	389,667	394,560
Developers Diversified Realty Corporation	H	7.375%	17,000	425,000	430,780
Developers Diversified Realty Corporation	F	8.60%	2,000	49,762	50,860
Eagle Hospitality	A	8.25%	4,000	100,000	102,640
Equity Inns, Inc.	B	8.75%	26,000	650,000	678,600
FelCor Lodging Trust Incorporated	A	$ 1.95	11,000	250,812	274,010
Glenborough Realty Trust Incorporated	A	7.75%	7,000	161,442	176,820
Health Care REIT, Inc.	D	7.875%	8,500	213,110	218,875
Hospitality Properties Trust	B	8.875%	1,000	25,356	25,830
HRPT Properties Trust	B	8.75%	12,000	302,733	310,800
iStar Financial, Inc.	E	7.875%	16,000	400,000	407,200
LaSalle Hotel Properties	A	10.25%	12,000	311,373	307,440
LaSalle Hotel Properties	D	7.50%	6,500	162,504	161,655
Lexington Corporate Properties Trust	B	8.04%	14,700	367,500	375,879
LTC Properties, Inc.	F	8.00%	9,000	225,000	225,630
Maguire Properties, Inc.	A	7.625%	2,000	49,170	49,320
The Mills Corporation	B	9.00%	14,000	363,978	299,600
The Mills Corporation	C	9.00%	8,500	219,746	179,350
The Mills Corporation	G	7.875%	6,000	150,000	116,460
New Plan Excel Realty Trust	E	7.625%	9,000	226,415	229,860
Omega Healthcare Investors, Inc.	D	8.375%	8,000	200,000	208,080
Pennsylvania Real Estate Investment Trust	A	11.00%	10,000	458,810	553,799
Post Properties, Inc.	B	7.625%	6,000	148,028	152,700
PS Business Parks	H	7.00%	6,000	150,000	150,000
ProLogis	G	6.75%	4,000	100,000	100,000
SL Green Realty Corporation	C	7.625%	7,000	175,000	177,170
Supertel Hospitality, Inc.	A	8.00%	17,000	170,005	202,300

Total Equity Securities - Preferred Stock				6,920,411	7,041,898

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Common Stock
Health Care Property Investors			23,000	$527,738	$714,150
Mission West Properties, Inc.			60,100	622,321	685,140
Monmouth Capital Corporation *			47,442	189,522	251,416
New Plan Excel Realty Trust			42,000	1,115,449	1,136,323
The Mills Corp			4,000	66,040	66,840

Total Equity Securities - Common Stock				2,521,070	2,853,869

Debt Securities:
Monmouth Capital Corporation Convertible		8.00%	500,000	500,000	500,000
Subordinated Debentures
Matures 10/23/2013 *

Total Debt Securities				500,000	500,000

Total Securities Available for Sale				$9,941,481	$10,395,767

*  Investment is an affiliate.  See Note No. 14 for further discussion.

The following is a listing of investments in debt and equity securities at September 30, 2005:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
Apartment Management and Investment Co.	R	10.00%	2,000	$53,500	$51,720
Apartment Management and Investment Co.	T	8.00%	13,000	325,000	328,900
Ashford Hospitality Trust, Inc.	A	0.00%	3,000	75,000	78,300
Boykin Lodging Company	A	10.50%	2,800	71,922	74,480
Brandywine Realty Trust	D	7.375%	8,000	200,000	200,800
BRE Properties, Inc.	C	6.75%	7,000	175,000	174,860
CarrAmerica Realty Corporation	E	7.50%	6,000	150,000	155,220
CBL & Associates Properties, Inc.	C	7.75%	6,000	150,000	153,000
Corporate Office Properties Trust	H	7.50%	8,000	200,000	200,960
Crescent Real Estate	A	6.75%	22,500	487,084	498,375
Developers Diversified Realty Corporation	H	7.375%	21,000	525,000	533,400
Developers Diversified Realty Corporation	I	7.50%	3,000	75,000	76,320
Developers Diversified Realty Corporation	G	8.00%	3,000	75,000	77,760
Developers Diversified Realty Corporation	F	8.60%	2,000	49,762	51,800
Duke Realty Corporation	K	6.50%	3,000	75,000	75,060
Duke Realty Corporation	J	6.625%	3,000	75,000	75,120
Eagle Hospitality	A	8.25%	4,000	100,000	100,400
Equity Inns, Inc.	B	8.75%	26,000	650,000	681,720
FelCor Lodging Trust Incorporated	A	$ 1.95	11,000	250,812	270,930
Glenborough Realty Trust Incorporated	A	7.75%	7,194	165,916	180,929
Health Care REIT, Inc.	F	7.625%	4,000	100,000	101,200
Health Care REIT, Inc.	D	7.875%	11,000	275,787	283,690
Healthcare Property Investors, Inc.	F	7.10%	9,000	225,000	228,150
Healthcare Property Investors, Inc.	E	7.25%	4,000	100,000	102,440
Hospitality Properties Trust	B	8.875%	4,000	101,421	108,000
Host Marriott Corporation	E	8.875%	3,000	75,000	81,900
HRPT Properties Trust	B	8.75%	13,000	328,233	344,630
HRPT Properties Trust	A	9.875%	4,000	105,935	102,880
iStar Financial, Inc.	E	7.875%	16,000	400,000	418,400
LaSalle Hotel Properties	A	10.25%	14,500	376,245	385,700
LaSalle Hotel Properties	D	7.50%	8,000	200,004	200,400
Lexington Corporate Properties Trust	B	8.04%	17,000	425,000	446,250
LTC Properties, Inc.	F	8.00%	9,000	225,000	230,850
Maguire Properties, Inc.	A	7.625%	9,000	221,300	228,150
Mid-America Apartment Communities, Inc.	H	8.30%	7,000	178,150	182,700
The Mills Corporation	B	9.00%	14,000	363,978	366,100
The Mills Corporation	C	9.00%	18,000	465,416	469,980
The Mills Corporation	G	7.875%	6,000	150,000	154,200
New Plan Excel Realty Trust	E	7.625%	12,000	301,886	319,200
Omega Healthcare Investors, Inc.	D	8.375%	8,000	200,000	207,520
Pennsylvania Real Estate Investment Trust	A	11.00%	10,000	458,810	575,000
Post Properties, Inc.	B	7.625%	6,000	148,028	153,000
ProLogis	G	6.75%	4,000	100,000	100,920
PS Business Parks, Inc.	H	7.00%	6,000	150,000	149,100
PS Business Parks, Inc.	K	7.95%	3,000	75,000	78,300
Public Storage, Inc.	W	6.50%	4,000	100,000	100,200

		Interest	Number		Estimated
		Rate/	of		Market
Description	Series	Dividend	Shares	Cost	Value

Ramco-Gershenson Properties Trust	C	7.95%	8,000	230,800	248,080
Sizeler Property Investors, Inc.	B	9.75%	1,000	25,000	26,410
SL Green Realty Corporation	C	7.63%	7,000	175,000	177,730
SNH Capital Trust I	Z	10.125%	4,000	106,001	103,400

Total Equity Securities - Preferred Stock				10,315,990	10,714,534
Equity Securities - Common Stock
Equity Office Properties Trust			8,000	210,250	261,680
Health Care Property Investors			21,000	473,632	566,790
Mission West Properties, Inc.			58,100	602,355	583,324
Monmouth Capital Corporation *			43,223	167,896	245,072
New Plan Excel Realty Trust			40,000	1,067,680	918,000

Total Equity Securities - Common Stock				2,521,813	2,574,866

Debt Securities:
Monmouth Capital Corporation Convertible		8.00%	500,000	500,000	500,000
Subordinated Debentures
Matures 10/23/2013 *

Total Debt Securities				500,000	500,000

Total Securities Available for Sale				$13,337,803	$13,789,400

*   Investment is an affiliate.  See Note No. 14 for further discussion.

The Company had 5 securities that were temporarily impaired investments at September 30, 2006.  The individual unrealized losses were 22% or less of original cost.  The following is a summary:

	Less than 12 Months		12 months or longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$1,207,602	$143,097	$-0-	$-0-
Common stock	-0-	-0-	-0-	-0-
Total	$1,207,602	$143,097	$-0-	$-0-

The Company had margin loan balances of $4,318,544 and $-0- as of September 30, 2006 and 2005, respectively, which were collateralized by the securities portfolio.

NOTE 10 - MORTGAGE NOTES AND LOANS PAYABLE

Mortgage Notes Payable:

The following is a summary of mortgage notes payable at September 30, 2006 and 2005:

Property	Fixed Rate	Maturity Date	Balance 9/30/06	Balance 9/30/05

Fayetteville, NC	7.80%	08/01/06	$-0-	$2,525,902
O’Fallon, MO	8.50%	12/01/07	328,371	605,871
Jackson, MS	8.50%	08/01/08	159,961	237,293
Winston Salem, NC	7.10%	02/01/12	4,197,718	4,344,028
Schaumburg, IL	8.48%	07/01/12	1,874,764	2,117,585
Tolleson, AZ	5.80%	11/01/12	9,122,414	9,649,167
Ft. Myers, FL	6.33%	12/01/12	2,854,351	2,952,733
Liberty, MO	7.065%	03/01/13	2,728,152	3,052,809
Romulus, MI	7.56%	07/01/13	1,648,807	1,829,304
Burr Ridge, IL	8.00%	01/01/14	670,466	751,555
Omaha, NE	7.15%	01/01/14	2,519,566	2,775,747
Charlottesville, VA	6.90%	07/01/14	1,765,580	1,932,232
Union Township, OH	8.25%	03/01/15	2,114,238	2,281,496
Richmond, VA	6.12%	12/01/15	4,029,741	4,347,952
St. Joseph, MO	8.12%	03/01/16	6,713,956	7,170,718
Beltsville, MD	7.53%	05/01/16	4,555,005	4,867,787
Cudahy, WI	8.15%	05/01/16	3,263,732	3,479,897
Newington, CT	8.10%	05/01/16	1,884,158	2,010,882
Granite City, IL	7.11%	11/01/16	7,410,662	7,896,537
Griffin, GA	6.37%	10/01/16	10,000,000	-0-
Jacksonville, FL	6.92%	12/01/16	2,690,816	2,959,225
Monroe, NC	7.11%	12/01/16	3,177,110	3,383,026
Elgin, IL	6.97%	05/01/17	4,043,079	4,290,141
Hanahan, SC (Norton)	7.36%	05/01/17	8,034,060	8,195,410
Edwardsville, KS	7.375%	07/01/17	4,047,916	4,286,191
Richfield, OH	5.22%	01/01/18	5,765,826	-0-
Tampa, FL (FDX Gr)	6.00%	03/01/19	11,873,569	12,249,269
Denver, CO	6.07%	11/01/19	3,323,560	3,485,193
Hanahan, SC (FDX)	5.54%	01/21/20	3,224,555	3,383,692
Augusta, GA	5.54%	01/27/20	2,345,552	2,461,308
Huntsville, AL	5.50%	03/01/20	2,332,118	2,445,568
Colorado Springs, CO	5.41%	01/01/21	3,494,236	-0-0-

Total Mortgage
Notes Payable			$122,194,039	$111,968,518

Principal on the foregoing debt is scheduled to be paid as follows:

Year Ending September 30,	2007	$7,561,191
	2008	7,787,975
	2009	8,233,512
	2010	8,821,037
	2011	9,451,257
	Thereafter	80,339,067

		$122,194,039

Loans Payable:

PNC Bank

The Company obtained a line of credit with PNC Bank in May 2003 (the old line).  The amount of the facility was $10,000,000 during the first year and $15,000,000 thereafter and matured in May 2006.  The interest rate charged on the old line was the Bank's prime rate.  The interest rate as of September 30, 2005 and 2004 was 6.25% and 4.50%, respectively.  The amount outstanding on the old line at September 30, 2005 and 2004 was $-0- and $1,361,198, respectively.  Fees related to the old line of credit for 2006, 2005 and 2004 were $35,412, $103,990 and $48,565, respectively.

North Fork Bank

The Company closed on a new $25,000,000 line of credit with North Fork Bank on June 28, 2006 (the new line).  Of the $25,000,000 line, $5,000,000 is designated for working capital purposes and $20,000,000 is to be used for property acquisitions.  Each acquisition advance must be secured by the acquired property (80% of the purchase price).  The interest rate on the new line is LIBOR plus 185 basis points (7.18 % as of September 30, 2006).  The new line matures March 31, 2009 however the term may be extended per the loan agreement.  Fees paid related to the new line of credit for 2006 were $53,950 and are being amortized over the term of the new line.   The balance outstanding as of September 30, 2006 was $3,900,000.

Margin Loans

The Company uses margin loans for purchasing securities, for temporarily funding for acquisitions, and for working capital purposes.  The interest rate charged on the margin loan is the bank’s margin rate and was 7.00% and 5.25% as of September 30, 2006 and 2005, respectively and is due on demand.  At September 30, 2006 and 2005, the margin loan amounted to $4,318,544 and $-0-, respectively and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

NOTE 11 - OTHER LIABILITIES

Other liabilities consist of the following:

	September 30, 2006	September 30, 2005

Deferred rent liability	$100,181	$388,429
Below market lease intangible liability	519,559	576,527
Rent paid in advance	1,342,923	899,128
Unrealized loss on open futures contracts	87,188	-0-
Tenant security deposits	152,492	136,075
Total	$2,202,343	$2,000,159

NOTE 12 -  STOCK OPTION PLAN

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

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”.  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  During the year ended September 30, 2006, 12 officers, employees and directors were granted options to purchase 250,000 shares.   The weighted-average fair value of those options was $.47 per share based on the assumptions noted below and is being amortized over the 1-year vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 2006, 2005, and 2004:

	2006	2005	2004

Dividend yield	7.43%	7.04%	7.46%
Expected volatility	16.07%	17.78%	17.40%
Risk-free interest rate	4.77%	4.31%	3.90%
Expected lives (years)	8	8	8

During the year ended September 30, 2006, one officer exercised her stock options and purchased 20,000 shares for a total of $142,600.  No options expired during the year ended September 30, 2006 and were added back to the pool of shares to be granted.

A summary of the status of the Company’s stock option plan as of September 30, 2006, 2005 and 2004 is as follows:

		2006		2005		2004
	2006 Shares	Weighted Average Exercise Price	2005 Shares	Weighted Average Exercise Price	2004 Shares	Weighted Average Exercise Price

Outstanding at beginning
of year	731,000	$7.62	609,000	$7.22	500,500	$6.83
Granted	250,000	8.07	245,000	8.28	240,000	7.54
Exercised	(20,000)	7.13	(108,000)	6.86	(131,500)	6.32
Expired	(-0-)	-0-	(15,000)	7.41	-0-	-0-
Outstanding at end of year	961,000	7.75	731,000	7.62	609,000	7.22

Exercisable at end of year	711,000		486,000		369,000

Weighted-average fair
value of options granted
during the year		$.47		$.57		$.41

The following is a summary of stock options outstanding as of September 30, 2006:

Date of Grant	Number of Grants	Number of Shares	Option Price	Expiration Date

06/21/02	11	181,000	$7.13	06/21/10
01/22/03	1	65,000	6.90	01/22/11
05/20/04	10	155,000	7.41	05/20/12
08/03/04	1	65,000	7.89	08/03/12
08/10/05	11	245,000	8.28	08/10/13
08/02/06	1	65,000	8.15	08/10/14
09/12/06	11	185,000	8.04	09/12/14
		961,000

        As of September 30, 2006, there were options to purchase 15,000 shares available for grant under this plan.

NOTE 13 - INCOME FROM LEASES

The Company derives income primarily from operating leases on its commercial properties.  In general, these leases are written for periods up to ten years with various provisions for renewal.  These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.  Minimum rents due under noncancellable leases as of September 30, 2006 are approximately scheduled as follows:

Fiscal Year	Amount
2007	$21,788,000
2008	20,176,000
2009	17,961,000
2010	16,317,000
2011	14,484,000
thereafter	56,108,000
Total	$146,834,000

NOTE 14 - RELATED PARTY TRANSACTIONS

Eugene W. Landy received $16,000, $16,000 and $16,000 during 2006, 2005 and 2004 as Director.  The firm of Eugene W. Landy received $-0-, $17,500 and $17,500 during 2006, 2005 and 2004, respectively, as legal fees. On January 1, 2004, Eugene W. Landy’s Employment Agreement with the Company was amended to extend for five years to December 31, 2009.  Mr. Landy’s amended Employment Agreement provides for (1) an increase in his annual base compensation from $150,000 to $175,000; (2) an increase in his severance payment from $300,000 payable $100,000 a year for three years to $500,000 payable $100,000 a year for five years; and (3) an increase from $40,000 a year to $50,000 a year of his pension benefits payable for ten years; and (4) an extension of three years of his pension payments.  The Company accrued additional compensation expense related to the pension benefits of $141,000 in 2004.  Mr. Landy receives bonuses and customary fringe benefits, including health insurance and five weeks vacation.  Additionally, there will be bonuses voted by the Board of Directors.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.

The Company has a note receivable outstanding from Mr. Landy for $180,000 which is included in Tenant and Other Receivables.  This note was signed on July 25, 2002 and is due on July 25, 2007. The interest rate resets to the prime rate annually on the anniversary date. This note is not collateralized.  In addition, the Company has a note receivable from Mr. Landy with a balance of $984,375 at September 30, 2006 and 2005 which is included in Loans to Officers, Directors and Key Employees included under Shareholders’ Equity.  This note was signed on April 30, 2002 and is due on April 30, 2012.  The interest rate is fixed at 5% and the note is collateralized by 150,000 shares of the Company stock.  Interest earned on these notes during 2006, 2005 and 2004 was $61,069, $57,731 and $56,681, respectively.

Effective January 15, 2004, the Company and Cynthia J. Morgenstern entered into a three-year employment agreement under which Ms. Morgenstern receives an annual base salary of $160,000, increasing to $176,000 in 2005 and to $194,000 in 2006, plus bonuses and customary fringe benefits, including health insurance, four weeks vacation and the use of an automobile.  If there is a voluntary or involuntary termination of employment, due to merger or change in control, Ms. Morgenstern, shall be entitled to receive one year's compensation at the date of termination.  This agreement was amended September 16, 2004 to purchase disability insurance for Ms. Morgenstern.  Ms. Morgenstern received $16,000, $16,000 and $16,000 during 2006, 2005 and 2004, respectively, as Director.

Effective January 1, 2006, the Company and Maureen E. Vecere entered into a three-year employment agreement, under which Ms. Vecere receives an annual base salary of $107,500 for 2006 with increases of 10% for 2007 and 2008, plus bonuses and customary fringe benefits.  The employee will also receive four weeks vacation.  In the event of disability, the employee will receive lost wages from a disability insurance policy.  No accruals were recorded in connection with this employment agreement.  The Company allocates a portion of the employee’s salary to Monmouth Capital Corporation, an affiliate.

Daniel D. Cronheim is a Director of the Company and Executive Vice President of David Cronheim Company (Cronheim).  Daniel Cronheim received $16,000, $16,000 and $16,000 for Director and Committee fees in 2006, 2005 and 2004, respectively.  The David Cronheim Company received $15,419, $54,581 and $132,185 in lease commissions in 2006, 2005 and 2004, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $-0-, $60,200 and $-0- in mortgage brokerage commissions in 2006, 2005 and 2004, respectively.

Cronheim Management Services (CMS), a division of David Cronheim Company, received the sum of $367,976, $334,505 and $299,392 for management fees during the years ended 2006, 2005 and 2004, respectively.   During 2006 and 2005, the Company entered into a management contract with CMS, which did not materially alter the contract in place since 1998, other than modifying the calculation of the annual management fee.  For the calendar year 2006 and 2005, the management fee was fixed at $380,000 and $350,000, respectively.

The Company operates as part of a group of three public companies (all REITs) which includes the Company, UMH Properties, Inc. and Monmouth Capital Corporation (the affiliated companies).  Some general and administrative expenses are allocated among the affiliated companies based on use or services provided.  Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each affiliated company.

There are two Directors of the Company who are also Directors and shareholders of UMH Properties, Inc. and there are three Directors of the Company who are also Directors and shareholders of Monmouth Capital Corporation.

The Company holds common stock of the affiliated companies in its securities portfolios.  See Note No. 9 for current holdings.  The Company sold on the open market -0-,  -0- and 60,200 shares of UMH Properties, Inc. during 2006, 2005, and 2004, respectively and recorded a gain on sale of $-0-, $-0- and $312,661 during 2006, 2005, and 2004, respectively.

During 2006, 2005 and 2004 the Company purchased 4,219, 3,344 and 2,808 shares, respectively, through the Monmouth Capital Corporation Dividend Reinvestment Plan.  See Note No. 9 for current holdings.  During 2004 the Company invested $500,000 in the Monmouth Capital Corporation Convertible Subordinated Debenture, due 2013.  Interest received on the investment in the Convertible Subordinated Debenture during 2006, 2005 and 2004 was $40,000, $40,000 and $20,778, respectively.

NOTE 15 - TAXES

Income Tax

The Company has elected to be taxed as a Real Estate Investment Trust under the applicable provisions of the Internal Revenue Code and the comparable New Jersey Statutes.  Under such provisions, the Company will not be taxed on that portion of its taxable income distributed currently to shareholders, provided that at least 90% of its taxable income is distributed.  As the Company has and intends to continue to distribute all of its income currently, no provision has been made for income taxes.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes.

Federal Excise Tax

The Company does not have a Federal excise tax liability for the calendar years 2006, 2005 and 2004, since it intends to or has distributed all of its annual income.

Reconciliation Between GAAP Net Income and Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended September 30, 2006, 2005, and 2004:

	2006 Estimate	2005 Actual	2004 Actual

GAAP net income	$6,165,588	$9,046,822	$7,672,635
Book / tax difference on gains / losses from capital transactions	323,257	538,649	13,960
Activities from partnership investments	-0-	(64,446)	(59,538)
Stock option expense	126,325	90,986	-0-
Incentive stock options exercised	(6,214)	(259,380)	-0-
Deferred compensation	(15,303)	(14,910)	140,152
Other book / tax differences, net	665,763	88,223	139,519

Taxable income before adjustments	7,259,416	9,425,944	7,906,728
Less capital gains	(138,168)	(3,345,473)	(1,983,261)
Adjusted taxable income subject to 90% dividend requirement	$7,121,248	$6,080,471	$5,923,467

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended September 30, 2006, 2005, and 2004:

	2006	2005	2004

Cash dividends paid	$11,740,756	$10,456,862	$9,426,915
Less: Portion designated capital gains distribution	(138,168)	(3,345,473)	(1,983,261)
Less: Return of capital	(4,202,287)	(133,174)	(82,263)
Dividends paid deduction	$7,400,301	$6,978,215	$7,361,391

NOTE 16 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN AND SHAREHOLDERS’ EQUITY

The Company implemented a dividend reinvestment and stock purchase plan (the DRIP) effective December 15, 1987, as amended.  Under the terms of the DRIP and subsequent amendments, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at market price when purchased by the Company’s transfer agent on the open market.  The shares may also be issued at a discount of up to 5% of market price if the Company chooses to issue shares from authorized but unissued shares.  According to the terms of the DRIP, shareholders may also purchase additional shares by making optional cash payments monthly.

Amounts received, including dividend reinvestment of $4,507,020, $3,957,120, and $3,531,838 in 2006, 2005 and 2004, respectively, and shares issued in connection with the Plan for the years ended September 30, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Amounts Received	$10,310,290	$11,452,176	$12,532,541
Shares Issued	1,333,296	1,435,044	1,568,174

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

NOTE 17 - DISTRIBUTIONS

The following cash distributions were paid to shareholders during the years ended September 30, 2006, 2005 and 2004:

                   2006

          2005                               2004

Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

December 31	$2,848,186	$ .150	$2,533,322	$ .145	$2,206,622	$ .145
March 31	2,915,143.150		2,584,226.145		2,331,098	145
June 30	2,973,308.150		2,626,175.145		2,403,361.145
September 30	3,004,119.150		2,713,139.145		2,485,834.145
	$11,740,756	$ .60	$10,456,862	$ .58	$9,426,915	$ .58

On October 3, 2006, the Company declared a cash dividend of $.15 per share to be paid on December 15, 2006 to shareholders of record November 15, 2006.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is based upon quoted market values.  The fair value of variable rate mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At September 30, 2006, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $123,250,235 and $122,194,039, respectively.  At September 30, 2005, the fair value and carrying value of fixed rate mortgage notes payable amounted to $117,516,330 and $111,968,518, respectively.

NOTE 19 - CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

During 2006, 2005 and 2004, the Company paid cash for interest of $8,298,971, $7,958,519 and $6,977,419, respectively.

During 2006, 2005 and 2004, the Company had $4,507,020, $3,957,120 and $3,531,838, respectively, of dividends which were reinvested that required no cash transfers.

The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income.

	2006	2005	2004
Unrealized holding gains arising during the year	$25,325	$278,116	$933,891
Less: reclassification adjustment for gains (losses) realized in income	(22,636)	(1,514,523)	(2,075,726)

Net unrealized (loss) gains	$2,689	($1,236,407)	($1,141,835)

NOTE 20 – CONTINGENCIES AND COMMITMENTS

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

As of September 30, 2006, the Company had approximately $4,300,000 in commitments under the construction contract for the expansion of the Beltsville, Maryland industrial building. The building will be expanded from 109,705 square feet to 144,523 square feet.   Construction of the expansion is expected to be completed in August 2007.

The Company has a contract to purchase an industrial building for approximately $17,000,000.  This purchase is anticipated to close in the third quarter of fiscal year 2007.

NOTE 21 – SUBSEQUENT EVENTS

On October 2, 2006, the Company amended its DRIP.  The source of shares of common stock purchased under the Plan will either come through purchases of the Company common shares on the open market or from authorized but unissued shares of common stock. If the shares are purchased in the open market, the 5% discount from the market price is eliminated.  If the shares are purchased in the open market, the purchase price per share will be the weighted average purchase price per share paid by the transfer agent for all of the shares purchased.  In determining the weighted average purchase price, purchases may be aggregated for both dividend reinvestment and optional chase purchases, or independent calculations may be made, at the

On December 1, 2006, the tenant of the property in South Brunswick, New Jersey vacated the building in connection with the expiration of the lease extension.  The building is now vacant.

On December 5, 2006, the Company closed on an offering of 1,150,000 shares of the Company’s 7.625% Series A Cumulative Redeemable Preferred Stock, under an existing shelf registration statement for total proceeds of approximately $28,750,000.  Total expenses including underwriting discounts and commissions for the offering are estimated at approximately

$1,100,000.  Dividends will be paid quarterly in arrears.  The Company expects to use the proceeds to pay down existing debt, to make property acquisitions and for general working capital.

On December 8, 2006, the Company purchased an 83,000 square foot industrial building in Roanoke, Virginia.  The building is 100% net-leased to DHL through December 8, 2016 with a lease guaranteed by Airborne Freight Corporation.  The purchase price was approximately $7,100.000.  The Company used proceeds from the recent preferred stock offering to finance the acquisition.

NOTE 22 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following Pro Forma financial information for the years ended September 30, 2006 and 2005 are presented as if the acquisition of the 4 industrial properties purchased between October 1, 2005 and September 30, 2006 had been acquired on October 1, 2004. The Pro Forma financial information includes all material necessary adjustments to reflect the occurrence of purchases of properties during 2006 as of October 1, 2004.

The Pro Forma financial information is not necessarily indicative of what the Company’s results of operations would have been for the years ended September 30, 2006 and 2005, nor do they purport to present the future results of operations of the Company.

Pro Forma Financial Information

	Year Ended September 30, 2006 (Unaudited)	Year Ended September 30, 2005 (Unaudited)

Rent & Occupancy Charges	$27,866,600	$27,419,800
Real Estate Taxes	3,898,900	3,718,400
Operating Expenses	1,582,300	1,449,800
Interest Expense	9,168,200	9,478,700
Net Income	6,495,200	9,927,400
Net Income Per Share Basic and Diluted	$.33	$.55

NOTE 23 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2006	12/31/05	3/31/06	6/30/06	9/30/06

Rental and Occupancy Charges	$6,304,601	$6,735,050	$6,686,962	$6,807,269
Total Expenses	3,102,399	3,356,789	3,399,068	3,219,371
Other Income (Expense) (1)	(1,642,853)	(1,539,484)	(1,640,027)	(2,396,579)
Income from Continuing Operations	1,559,349	1,838,777	1,647,867	1,191,319
Income (Loss) from Discontinued Operations	(13,449)	(58,275)	-0-	-0-
Net Income	$1,545,900	1,780,502	1,647,867	1,191,319
Net Income per Share	.08	.09	.08	.06

FISCAL 2005 (2)	12/31/04	3/31/05	6/30/05	9/30/05

Rental and Occupancy Charges	$5,654,128	$6,117,981	$6,248,939	$6,281,252
Total Expenses	2,614,543	3,049,239	2,998,148	3,126,725
Other Income (Expense) (1)	(869,355)	(1,185,580)	(208,905)	(1,319,160)
Income from Continuing Operations	2,170,230	1,883,162	3,041,886	1,835,367
Income (Loss) from Discontinued Operations	50,484	50,011	46,537	(30,855)
Net Income	2,220,714	1,933,173	3,088,423	1,804,512
Net Income per Share - Basic	.13	.11	.17	.09

(1) The increase in other income (expense) and the resulting decrease in net income in fiscal 2006 are due mainly to the fact that fiscal 2005 audited results included a net gain on securities transactions of $1,525,325 and a gain on the dissolution of an equity investment of $1,269,179.

(2) During 2006, the Company sold one industrial property which resulted in a reclassification of approximately $209,577 of rent and occupancy charges and $93,400 in total expenses to discontinued operations for the year ended September 30, 2005.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2006

Column A	Column B		Column C		Column D
					Capitalization
				Buildings and	Subsequent to
Description	Encumbrances		Land	Improvements	Acquisition
Shopping Center
Somerset, NJ	$-0-		$55,182	$637,097	$571,392
Industrial Building
Ramsey, NJ	-0-		52,639	291,500	1,069,858
Monaca, PA	-0-		330,772	878,081	1,271,091
Orangeburg, NY	-0-		694,720	2,977,372	8,323
South Brunswick, NJ	-0-		1,128,000	4,087,400	299,485
Greensboro, NC	-0-		327,100	1,853,700	15,000
Jackson, MS	159,961		218,000	1,233,500	123,769
Franklin , MA	-0-		566,000	4,148,000	15,000
Urbandale, IO	-0-		310,000	1,758,000	10,565
Richland, MS	-0-		211,000	1,195,000	72,000
O'Fallon, MO	328,371		264,000	3,302,000	56,716
Fayetteville, NC	-0-		172,000	4,467,885	24,108
Schaumburg, IL	1,874,764		1,039,800	3,694,320	23,192
Burr Ridge, IL	670,466		270,000	1,236,599	17,080
Romulus, MI	1,648,807		531,000	3,653,883	12,078
Liberty, MO	2,728,152		723,000	6,510,546	8,866
Omaha, NE	2,519,566		1,170,000	4,425,500	-0-
Charlottesville, VA	1,765,580		1,170,000	2,845,000	-0-
Jacksonville, FL	2,690,816		1,165,000	4,668,080	23,201
Union City, OH	2,114,238		695,000	3,342,000	1,020,803
Richmond, VA	4,029,741		1,160,000	6,413,305	3,000
St. Joseph, MO	6,713,956		800,000	11,753,964	-0-
Newington, CT	1,884,158		410,000	2,961,000	5,486
Cudahy, WI	3,263,732		980,000	5,050,997	88,324
Beltsville, MD	4,555,005		3,200,000	5,958,773	-0-
Granite City, IL	7,410,662		340,000	12,046,675	-0-
Monroe, NC	3,177,110		500,000	4,981,022	-0-
Winston-Salem, NC	4,197,718		980,000	5,610,000	60,918
Elgin, IL	4,043,079		1,280,000	5,529,488	-0-
Tolleson, AZ	9,122,414		1,320,000	13,329,000	-0-
Ft. Myers, FL	2,854,351	`	1,910,000	2,499,093	34,482
Edwardsville, KS	4,047,916		1,185,000	5,815,148	-0-
Tampa, FL (FDX Ground)	11,873,569		5,000,000	12,656,561	3,442
Denver, CO	3,323,560		1,150,000	3,890,300	-0-
Hanahan, SC (Norton)	8,034,060		1,129,000	11,831,321	-0-
Hanahan, SC (FDX)	3,224,555		930,000	3,426,362	-0-
Augusta, GA	2,345,552		613,000	3,026,409	-0-
Huntsville, AL	2,332,118		742,500	2,452,519	-0-
Richfield, OH	5,765,826		1,000,000	7,197,945	-0-
Colorado Springs, CO	3,494,236		1,270,000	3,821,000	-0-
Tampa, FL (FDX)	-0-		2,830,000	4,274,531	-0-
Griffin,, GA	10,000,000		760,000	13,692,075	-0-
	$122,194,039		$40,582,713	$205,422,951	$4,838,179

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2006

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2006
Description	Land	Bldg & Imp	Total
Shopping Center
Somerset, NJ	$55,182	$1,208,489	$1,263,671
Industrial Building
Ramsey, NJ	52,639	1,361,358	1,413,997
Monaca, PA	330,772	2,199,672	2,530,444
Orangeburg, NY	694,720	2,985,695	3,680,415
South Brunswick, NJ	1,128,000	4,386,885	5,514,885
Greensboro, NC	327,100	1,868,700	2,195,800
Jackson, MS	218,000	1,357,269	1,575,269
Franklin , MA	566,000	4,163,000	4,729,000
Urbandale, IO	310,000	1,768,565	2,078,565
Richland, MS	211,000	1,267,000	1,478,000
O'Fallon, MO	264,000	3,358,716	3,622,716
Fayetteville, NC	172,000	4,491,993	4,663,993
Schaumburg, IL	1,039,800	3,717,512	4,757,312
Burr Ridge, IL	270,000	1,253,679	1,523,679
Romulus, MI	531,000	3,665,961	4,196,961
Liberty, MO	723,000	6,519,412	7,242,412
Omaha, NE	1,170,000	4,425,500	5,595,500
Charlottesville, VA	1,170,000	2,845,000	4,015,000
Jacksonville, FL	1,165,000	4,691,281	5,856,281
Union City, OH	695,000	4,362,803	5,057,803
Richmond, VA	1,160,000	6,416,305	7,576,305
St. Joseph, MO	800,000	11,753,964	12,553,964
Newington, CT	410,000	2,966,486	3,376,486
Cudahy, WI	980,000	5,139,321	6,119,321
Beltsville, MD	3,200,000	5,958,773	9,158,773
Granite City, IL	340,000	12,046,675	12,386,675
Monroe, NC	500,000	4,981,022	5,481,022
Winston-Salem, NC	980,000	5,670,918	6,650,918
Elgin, IL	1,280,000	5,529,488	6,809,488
Tolleson, AZ	1,320,000	13,329,000	14,649,000
Ft. Myers, FL	1,910,000	2,533,575	4,443,575
Edwardsville, KS	1,185,000	5,815,148	7,000,148
Tampa, FL (FDX Ground)	5,000,000	12,660,003	17,660,003
Denver, CO	1,150,000	3,890,300	5,040,300
Hanahan, SC (Norton)	1,129,000	11,831,321	12,960,321
Hanahan, SC (FDX)	930,000	3,426,362	4,356,362
Augusta, GA	613,000	3,026,409	3,639,409
Huntsville, AL	742,500	2,452,519	3,195,019
Richfield, OH	1,000,000	7,197,945	8,197,945
Colorado Springs, CO	1,270,000	3,821,000	5,091,000
Tampa, FL (FDX)	2,830,000	4,274,531	7,104,531
Griffin, GA	760,000	13,692,075	14,452,075
	$40,582,713	$210,311,630	$250,894,343

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2006

Column A	Column F	Column G	Column H	Column I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Life
Shopping Center
Somerset, NJ	$1,073,540	1970	1970	10-33
Industrial Building
Ramsey, NJ	876,518	1969	1969	7-40
Monaca, PA	1,604,780	1977	1977*	5-31.5
Orangeburg, NY	1,314,288	1990	1993	31.5
South Brunswick, NJ	1,919,674	1974	1993	31.5
Greensboro, NC	800,159	1988	1993	31.5
Jackson, MS	547,413	1988	1993	39
Franklin , MA	1,332,196	1991	1994	39
Urbandale, IO	565,280	1985	1994	39
Richland, MS	387,656	1986	1994	39
O'Fallon, MO	978,271	1989	1994	39
Fayetteville, NC	1,092,367	1996	1997	39
Schaumburg, IL	903,345	1997	1997	39
Burr Ridge, IL	273,159	1997	1997	39
Romulus, MI	800,836	1998	1998	39
Liberty, MO	1,421,604	1997	1998	39
Omaha, NE	851,020	1999	1999	39
Charlottesville, VA	547,110	1998	1999	39
Jacksonville, FL	909,706	1998	1999	39
Union City, OH	622,479	1999	2000	39
Richmond, VA	907,399	2000	2001	39
St. Joseph, MO	1,657,526	2000	2001	39
Newington, CT	418,662	2001	2001	39
Cudahy, WI	730,269	2001	2001	39
Beltsville, MD	840,309	2000	2001	39
Granite City, IL	1,390,138	2001	2001	39
Monroe, NC	574,712	2001	2001	39
Winston-Salem, NC	649,522	2001	2002	39
Elgin, IL	637,996	2002	2002	39
Tolleson, AZ	1,196,144	2002	2002	39
Ft. Myers, FL	229,243	1974**	2002	39
Edwardsville, KS	521,835	2002	2003	39
Tampa, FL (FDX Ground)	811,950	2004	2004	39
Denver, CO	149,620	2005	2005	39
Hanahan, SC (Norton)	455,030	2002	2005	39
Hanahan, SC (FDX)	131,780	2005	2005	39
Augusta, GA	116,363	2005	2005	39
Huntsville, AL	94,323	2005	2005	39
Richfield, OH	92,278	2005	2006	39
Colorado Springs, CO	48,985	2005	2006	39
Tampa, FL (FDX)	54,799	1997	2006	39
Griffin,, GA	175,539	2002/2005***	2006	39
	$30,705,823
*Buildings and improvements reacquired in 1986.
**Property was renovated in 2001.

*** Property consists of 2 buildings

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION, (CONT’D.)

(1)

Reconciliation

                                                           REAL ESTATE INVESTMENTS

	9/30/06	9/30/05	9/30/04

Balance-Beginning of Year	$217,700,935	$188,285,928	$170,181,103
Additions:
Acquisitions	34,830,679	29,190,507	17,656,561
Improvements	174,425	224,500	448,264
Total Additions	35,005,104	29,415,007	18,104,825
Sales	(1,811,696)	-0-	-0-

Balance-End of Year	$250,894,343	$217,700,935	$188,285,928

                      ACCUMULATED DEPRECIATION

	9/30/06	9/30/05	9/30/04

Balance-Beginning of Year	$25,988,830	$21,448,580	$17,410,768
Depreciation	5,179,450	4,540,250	4,037,812
Sales	(462,457)	-0-	-0-

Balance-End of Year	$30,705,823	$25,988,830	$21,448,580

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30,

 (1)

Reconciliation

	2006	2005	2004
Balance – Beginning of Year	$217,700,935	$188,285,928	$170,181,103
Additions:
Ramsey, NJ	-0-	3,210	-0-
Somerset, NJ	33,977	19,451	2,840
Monaca, PA	50,500	22,180	40,158
Orangeburg, NY	-0-	8,323	-0-
South Brunswick, NJ	-0-	-0-	-0-
Greensboro, NC	-0-	-0-	15,000
Jackson, MS	-0-	7,082	10,186
Franklin, MA	-0-	15,000	-0-
Wichita, KS	-0-	1,451	-0-
Urbandale, IA	-0-	7,829	-0-
Richland, MS	-0-	-0-	72,000
O’Fallon, MO	28,905	20,811	-0-
Fayetteville, NC	-0-	6,748	-0-
Schaumburg, IL	23,192	-0-	-0-
Burr Ridge, IL	-0-	17,080	-0-
Romulus, MI	-0-	-0-	-0-
Liberty, MO	-0-	8,866	-0-
Omaha, NE	-0-	-0-	-0-
Charlottesville, VA	-0-	-0-	-0-
Jacksonville, FL	3,363	5,889	10,893
Union Township, OH	-0-	450	211,481
Richmond, VA	-0-	-0-	-0-
St. Joseph, MO	-0-	-0-	-0-
Newington, CT	-0-	-0-	-0-
Cudahy, WI	-0-	-0-	85,706
Beltsville, MD	-0-	-0-	-0-
Granite City, IL	-0-	-0-	-0-
Monroe, NC	-0-	-0-	-0-
Winston Salem, NC	18,712	42,206	-0-
Elgin, IL	-0-	-0-	-0-
Tolleson, AZ	-0-	-0-	-0-
Ft. Myers, FL	-0-	34,482	-0-
Edwardsville, KS	-0-	-0-	-0-
Tampa, FL (FDX Ground)	-0-	3,442	17,656,561
Denver, CO	-0-	5,040,300	-0-
Hanahan, SC (Norton)	-0-	12,960,321	-0-
Hanahan, SC (FDX)	-0-	4,356,362	-0-
Augusta, GA	904	3,638,505	-0-
Huntsville, AL	-0-	3,195,019	-0-
Richfield, OH	8,197,945	-0-	-0-
Colorado Springs, CO	5,091,000	-0-	-0-
Tampa, FL (FDX)	7,104,531	-0-	-0-
Griffin, GA	14,452,075	-0-
Total Additions	35,005,104	29,415,007	18,104,825
Total Disposals	(1,811,696)	(-0-)	(-0-)
Balance – End of Year	$250,894,343	$217,700,935	$188,285,928

         (2)

The aggregate cost for Federal tax purposes approximates historical cost.

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 12, 2006

By:       /s/ Eugene W. Landy

                                                                                    Eugene W. Landy, President, Chief

          Executive Officer and Director

Date:  December 12, 2006

By:       /s/ Anna T. Chew

Anna T. Chew, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  December 12, 2006

By:       /s/ Daniel D. Cronheim

Daniel D. Cronheim, Director

Date:  December 12, 2006

By:       /s/ Neal Herstik

Neal Herstik, Director

Date:  December 12, 2006

By:       /s/ Matthew I. Hirsch

Matthew I. Hirsch, Director

Date:  December 12, 2006

By:       /s/ Samuel A. Landy

Samuel A. Landy, Director

Date:  December 12, 2006

By:

/s/ Cynthia J. Morgenstern

Cynthia J. Morgenstern

Executive Vice President and Director

Date:  December 12, 2006

By:       /s/ Scott L. Robinson

Scott L. Robinson, Director

Date:   December 12, 2006

By:      /s/ Peter J. Weidhorn

Peter J. Weidhorn, Director

Date:   December 12, 2006

By:      /s/ Stephen B. Wolgin

Stephen B. Wolgin, Director