Form 10-Q
period 2006-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2007-02-08
CIK 67625

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 (X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

 (   )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

For the Quarter ended

Commission File

December 31, 2006

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

The number of shares or other units outstanding of each of the issuer's classes of securities as of January 31, 2007 was 20,212,990 shares of Common Stock and 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock .

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2006

C O N T E N T S

		Page No

Part I –	Financial Information.	3
Item 1-	Financial Statements (Unaudited):
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	5
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3-	Quantitative and Qualitative Disclosures About Market Risk.
	There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4-	Controls and Procedures	22

Part II -	Other Information	23

Item 1 -	Legal Proceedings.	23

Item 1A -	Risk Factors.	23

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3 -	Defaults Upon Senior Securities.	23

Item 4 -	Submission of Matters to a Vote of Security Holders.	23

Item 5 -	Other Information.	23

Item 6 -	Exhibits.	23

Signatures		24

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 (UNAUDITED) AND SEPTEMBER 30, 2006

	December 31, 2006 (Unaudited)	September 30, 2006
ASSETS

Real Estate Investments:
Land	$42,435,713	$40,582,713
Buildings, Improvements and Equipment,
Net of Accumulated Depreciation of $32,152,700 and $30,753,238, respectively	183,015,660	179,628,083
Total Real Estate Investments	225,451,373	220,210,796

Cash and Cash Equivalents	14,255,060	2,029,430
Securities Available for Sale, at Fair Value	12,892,128	10,395,767
Tenant and Other Receivables	857,756	914,235
Deferred Rent Receivable	1,116,914	1,119,370
Prepaid Expenses	666,038	212,807
Financing Costs, Net of Accumulated Amortization of $699,527 and $653,691, respectively	1,654,831	1,700,667
Lease Costs, Net of Accumulated Amortization of $234,728 and $213,208, respectively	315,096	217,531
Intangible Assets, net of Accumulated Amortization of $686,009 and $567,239, respectively	4,774,276	4,151,286
Other Assets	1,159,072	955,044

TOTAL ASSETS	$263,142,544	$241,906,933

See Accompanying Notes to Consolidated Financial Statements

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF DECEMBER 31, 2006 (UNAUDITED) AND SEPTEMBER 30, 2006

LIABILITIES AND SHAREHOLDERS’ EQUITY	December 31, 2006 (Unaudited)	September 30, 2006

Liabilities:
Mortgage Notes Payable	$120,300,514	$122,194,039
Loans Payable	-0-	8,218,544
Accounts Payable and Accrued Expenses	2,276,394	1,725,030
Other Liabilities	2,307,399	2,202,343
Total Liabilities	124,884,307	134,339,956

Shareholders’ Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Shares Authorized, 1,322,500 Issued and Outstanding, respectively	$33,062,500	$-0-
Common Stock -$.01 Par Value, 28,677,500 Shares Authorized, 20,212,990 and 20,186,663 Shares Issued and Outstanding, respectively	202,131	201,867
Excess Stock -$.01 Par Value, 5,000,000 Shares Authorized, -0- Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	105,510,707	108,112,387
Accumulated Other Comprehensive Income	684,462	454,286
Loans to Officers, Directors & Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	135,258,237	107,566,977

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$263,142,544	$241,906,933

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	12/31/06	12/31/05
INCOME:
Rental and Occupancy Charges	$6,856,769	$6,304,601

EXPENSES:
Management Fees	93,870	86,369
Real Estate Taxes	1,029,308	917,934
Operating Expenses	423,759	324,288
Office and General Expense	561,456	564,075
Depreciation	1,399,462	1,209,733

TOTAL EXPENSES	3,507,855	3,102,399

OTHER INCOME (EXPENSE):
Interest and Dividend Income	245,350	299,824
Gain on Securities Transactions, net	72,359	23,053
Other Income	6,233	-0-
Interest Expense	(2,148,056)	(1,965,730)

TOTAL OTHER INCOME (EXPENSE)	(1,824,114)	(1,642,853)

INCOME FROM CONTINUING OPERATIONS	1,524,800	1,559,349

DISCONTINUED OPERATIONS:

Loss from Operations of Disposed Property	-0-	(13,449)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-0-	(13,449)

NET INCOME	$1,524,800	$1,545,900

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) – CONTINUED

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

BASIC EARNINGS – PER SHARE:	12/31/06	12/31/05

Income from Continuing Operations	$.08	$.08
Less: Accumulated Preferred Dividend	(.01)	(-0-)
Income from Discontinued Operations	-0-	-0-
Net Income Applicable to Common Shareholders - Basic	$.07	$.08

DILUTED EARNINGS – PER SHARE:

Income from Continuing Operations	$.08	$.08
Less: Accumulated Preferred Dividend	(.01)	(-0-)
Income from Discontinued Operations	-0-	-0-
Net Income Applicable to Common Shareholders – Diluted	$.07	$.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	20,204,341	18,978,507
Diluted	20,260,465	19,024,925

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,524,800	$1,545,900
Noncash Items Included in Net Income:
Depreciation	1,399,462	1,219,939
Amortization	186,126	143,571
Stock Compensation Expense	29,238	38,383
Gain on Securities Transactions, net	(72,359)	(23,053)
Changes In:
Tenant, Deferred Rent and Other Receivables	58,935	(166,203)
Prepaid Expenses	(453,231)	(399,385)
Other Assets and Lease Costs	(287,996)	341,637
Accounts Payable, Accrued Expenses and Other Liabilities	656,420	649,223
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,041,395	3,350,012

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(7,169,086)	(21,781,950)
Capital Improvements & Purchases of Equipment	(212,713)	(100,540)
Increase in Construction in Progress	(35,117)	-0-
Proceeds from Sale of Securities Available for Sale	233,801	-0-
Purchase of Securities Available for Sale	(2,427,627)	(157,481)
NET CASH USED IN INVESTING ACTIVITIES	(9,610,742)	(22,039,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans	14,105,597	17,496,756
Principal Payments on Loans	(22,324,141)	(9,996,756)
Proceeds from Mortgages	-0-	9,500,000
Principal Payments on Mortgages	(1,893,525)	(1,619,176)
Financing Costs on Debt	-0-	(164,886)
Proceeds from Issuance of Common Stock	194,701	1,869,441
Proceeds from Preferred Stock, net of offering costs	31,744,294	-0-
Common Dividends Paid, Net of Reinvestments	(3,031,949)	(1,734,907)
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,794,977	15,350,472

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,225,630	(3,339,487)
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	2,029,430	5,922,954
END OF PERIOD	$14,255,060	$2,583,467

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2006

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

Monmouth Real Estate Investment Corporation and its wholly-owned subsidiaries,

MRC I LLC and MREIC Financial, Inc., (the Company or we) operate as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  The Company also owns a portfolio of investment securities.

The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (the Code), and intends to maintain its qualification as a REIT in the future.  As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders.  For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.  The Company is subject to franchise taxes in some of states in which the Company owns property.

The interim consolidated financial statements furnished herein include the Company and subsidiaries, and reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2006 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  All intercompany transactions and balances have been eliminated in consolidation.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2006 have been omitted.

Employee Stock Options

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”.  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $29,238 and $38,383 have been recognized in the three months ended December 31, 2006 and 2005, respectively.

The 1997 Stock Option Plan (the Plan) expired on December 31, 2006.  During the three months ended December 31, 2006, no options were exercised, granted or expired.  As of December 31, 2006, there were options outstanding to purchase 961,000 shares under the expired Plan.

NOTE 2 – NET INCOME APPLICABLE TO COMMON SHAREHOLDERS PER SHARE

Basic net income applicable to common shareholders per share is calculated by dividing net income less the accumulated preferred dividend by the weighted-average number of common shares outstanding during the period.  Diluted net income applicable to common shareholders per share is calculated by dividing net income less the accumulated preferred dividend by the weighted-average number of common shares outstanding plus the weighted-average number of net common shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 56,124 and 46,418 shares for the three months ended December 31, 2006 and 2005, respectively, are included in the diluted weighted average common shares outstanding.

NOTE 3 – COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income:

                           Three Months

	12/31/06	12/31/05

Net Income	$1,524,800	$1,545,900
Increase (Decrease) in unrealized gain on securities available for sale	230,176	(317,958)
Comprehensive Income	$1,754,976	$1,227,942

NOTE 4 – REAL ESTATE INVESTMENTS

On December 1, 2006, the tenant of the property in South Brunswick, New Jersey vacated the building in connection with the expiration of the lease extension.  The building is now vacant.

On December 8, 2006, the Company purchased an 83,000 square foot industrial building in Roanoke, Virginia.  The building is 100% net-leased to DHL through December 7, 2016 with a lease guaranteed by Airborne Freight Corporation.  The purchase price including closing costs was approximately $7,200,000.  The Company used proceeds from the recent preferred stock offering to finance the acquisition.  Management estimated that the value allocated to the lease in-place at purchase was approximately $742,000.

In December, 2006, the Company signed a new lease for the 36,270 square foot property in Urbandale, Iowa which is currently vacant.   The lease term and tenant occupancy begins April 1, 2007 and expires March 31, 2017.  The annual rent is $117,878 the first year with annual increases of 2%.

The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  The percentage of FDX leased square footage as a total of our rental space was as 35% as of December 31, 2006.   Annualized rental income and occupancy charges from FDX and FDX subsidiaries are estimated to be approximately 47% of total rental and occupancy charges for fiscal 2007.

NOTE 5 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the three months ended December 31, 2006, the Company made purchases of $2,427,627 in securities available for sale.  Included in these purchases were purchases of $11,611 or 2,322 shares of Monmouth Capital Corporation (an affiliate), through its Dividend Reinvestment and Stock Purchase Plan (MCC Drip).  The Company also sold $161,442 in securities available for sale, recognizing a gain on sale of securities of $16,271.

During the three months ended December 31, 2006, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the risks of rolling over the fixed mortgage debt at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or liabilities on the balance sheet.  The fair value of the derivatives at December 31, 2006 was an asset of $163,828.  During the three months ended December 31, 2006 and 2005, the Company recorded a realized (loss) gain of ($107,740) and $73,678, respectively, on settled futures contracts.

NOTE 6 – OTHER ASSETS

Other Assets consists of the following as of December 31, 2006 and September 30, 2006:

	12/31/06	9/30/06

Deposits and pre-acquisition costs	$600,490	$595,408
Construction in progress	394,754	359,636
Unrealized gain on open futures contracts	163,828	-0-
Total	$1,159,072	$955,044

Construction in progress relates to costs incurred for the expansion of the Beltsville, Maryland property, which is leased by FedEx Ground.  The building will be expanded from 109,705 square feet to 144,523 square feet for a total estimated project cost of approximately $4,300,000.  Construction of the expansion is expected to be completed in August 2007.

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock

On December 5, 2006, the Company issued 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) for net proceeds of $32,021,031, after underwriting discounts and commissions of $1,041,469.  Other expenses incurred for the preferred offering including legal and other professional fees are estimated at $420,000.  The annual dividend of $1.90625 per share or 7.625% of the $25.00 per share liquidation value, is payable quarterly in arrears on March 15, June 15, September 15, and December 15, commencing on March 15, 2007.

The Series A Preferred Stock, par value $.01, has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a real estate investment trust, or REIT, and as described below, the Series A Preferred Stock is not redeemable prior to December 5, 2011. On and after December 5, 2011, at any time and from time to time the Series A Preferred Stock will be redeemable in whole, or in part, at our option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

During any period of time that both (i) the Series A Preferred Stock is not listed on the New York Stock Exchange, or NYSE, the American Stock Exchange, or AMEX, or NASDAQ and (ii) we are not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, but any shares of Series A Preferred Stock are outstanding, we will (a) increase the cumulative cash dividends payable on the Series A Preferred Stock to a fixed rate of $2.15625 per share per year, which is equivalent to 8.625% of the $25.00 liquidation preference per share and (b) have the option to redeem the outstanding Series A Preferred Stock, in whole but not in part, within 90 days after the date upon which the shares cease to be listed and we cease to be subject to such reporting requirements, for a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Holders of the Series A Preferred Stock generally have no voting rights, except if we fail to pay dividends for six or more quarterly periods, whether or not consecutive, or with respect to certain specified events.

On January 10, 2007, the Board of Directors declared the quarterly dividend of $0.4607 per share of the Series A Preferred Stock to be paid on March 15, 2007 to Series A preferred shareholders of record as of February 28, 2007.

Common Stock

On October 2, 2006, the Company amended its Dividend Reinvestment and Stock Purchase Plan (DRIP).  The source of shares of common stock purchased under the Plan will now either come through purchases of the Company common shares on the open market or from authorized but unissued shares of common stock. If the shares are purchased in the open market, the 5% discount from the market price is eliminated.  If the shares are purchased in the open market, the purchase price per share will be the weighted average purchase price per share paid by the transfer agent for all of the shares purchased.  In determining the weighted average purchase price, purchases may be aggregated for both dividend reinvestment and optional cash purchases, or independent calculations may be made, at the discretion of the Company.  This modification became effective with the December 15, 2006 investment.

For the three months ended December 31, 2006, the Company received $194,701 from the DRIP.  There were 26,327 shares issued under the Plan.  This amount did not include any dividend reinvestments, as the participants electing dividend reinvestment received shares purchased on the open market, rather than from the Company’s unissued shares.

On December 15, 2006, the Company paid $3,031,949 as a dividend of $.15 per common share to common shareholders of record November 15, 2006.  On January 10, 2007, the Company declared a dividend of $.15 per common share to be paid on March 15, 2007 to common shareholders of record February 15, 2007.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended December 31, 2006 and 2005 for interest was $2,148,056 and $1,965,730, respectively.

During the three months ended December 31, 2006 and 2005, the Company had dividend reinvestments of $-0- and $1,113,889, respectively, which required no cash transfers.

NOTE 11 – DISCONTINUED OPERATIONS

Discontinued operations include the operations of one industrial property in Wichita, Kansas which was sold in March 2006.  The property’s lease had expired May 31, 2005.  The following table summarizes the components of discontinued operations:

	Three Months
	12/31/06	12/31/05

Rental and Occupancy Charges	$-0-	$9,135
Real Estate Taxes	-0-	9,915
Operating Expenses	-0-	2,463
Depreciation	-0-	10,206
Income (Loss) from Discontinued Operations	$-0-	($13,449)

Cash flows from discontinued operations for the three months ended December 31, 2006 and 2005 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2006	2005

Cash Flows from Operations – Discontinued Operations	$-0-	($8,397)
Cash Flows from Investing Activities – Discontinued Operations	-0-	-0-
Cash Flows from Financing Activities – Discontinued Operations	-0-	8,397

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

As of December 31, 2006, the Company had approximately $4,300,000 in commitments under the construction contract for the expansion of the Beltsville, Maryland industrial building. The building will be expanded from 109,705 square feet to 144,523 square feet.   Construction of the expansion is expected to be completed in late 2007.

In December 2006, the Company entered into a development agreement to expand the Cudahy, Wisconsin industrial building leased by FDX Ground.  The building will be expanded from 114,123 square feet to 142,479 square feet.  Total project costs are estimated at $3,200,000.

The Company has a contract to purchase an industrial building for approximately $17,000,000.  This purchase is anticipated to close in the third quarter of fiscal year 2007.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein and the Company’s September 30, 2006 annual report on Form 10-K.

The Company is a real estate investment trust (REIT).  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment-grade tenants.   The Company owns forty-two industrial properties and one shopping center with a total of approximately 4,733,000 square feet.  Total real estate investments were approximately $225,000,000 at December 31, 2006. These properties are located in New Jersey, New York, Connecticut, Maryland, Michigan, Mississippi, Missouri, Massachusetts, Iowa, Illinois, Nebraska, North Carolina, South Carolina, Kansas, Pennsylvania, Florida, Virginia, Ohio, Wisconsin, Arizona, Colorado, Georgia and Alabama.  As of December 31, 2006, the Company’s weighted average lease expiration term was 5.2 years, the percent of square footage leased was 91% and the Company’s occupancy rate was 83%.   The Company’s average rent per square foot for 2007 is approximately $4.74 per square foot.  Total acquisitions of real estate made during fiscal year 2007 were approximately $7,200,000.  Management intends to grow the real estate portfolio and expects to acquire additional properties in fiscal 2007.

 The Company has a concentration of Federal Express Corporation and subsidiary (FDX) leased properties.  As of December 31, 2006, the percentage of FDX leased square footage as a total of the Company’s rental space is 35%, with 13% leased to FDX and 22% leased to FDX subsidiaries.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries are estimated at approximately 47% of total rental and occupancy charges for fiscal 2007.  This is a risk factor that shareholders should consider.

The Company also holds a portfolio of securities of other REITs of approximately $13,000,000 as of December 31, 2006.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  As of December 30, 2006, the Company’s portfolio consisted of 55% preferred stocks, 41% common stocks and 4% debentures.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and occupancy charges from the ownership of industrial rental property.  Revenue also includes interest and dividend income and gain on securities transactions.  Rental and occupancy charges increased $552,168 or 9% for the three months ended December 31, 2006 as compared to the three months ended December 31,

2005.  The increases in rent and occupancy charges are due mainly to the property acquisitions made during the first quarter of fiscal 2006 and the first quarter of fiscal 2007.

Net income decreased $21,100 or 1% for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.  The decrease in net income is due mainly to a decrease in interest and dividend income from the REIT securities portfolio and an increase in interest expense.  The Company has been in the process of decreasing its investment in REIT securities and investing in real property acquisitions.  Management is seeking new real property acquisitions in a very competitive market.

See PART I, Item 1 – Business in the Company’s September 30, 2006 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

As of December 31, 2006, the Company owned forty-three properties with total square footage of approximately 4,733,000 compared to forty-two properties with square footage of approximately 4,478,000 as of December 31, 2005.  As of December 31, 2006, the Company’s weighted average lease expiration term was 5.2 years, the percent of square footage leased was 91% and the Company’s occupancy rate was 83%.   The Company made the following property acquisition during the three months ended December 31, 2006:

Acquisition Date	Location	Square Footage	Purchase Price	Tenant	Average Annual Rent	Annual Rent/PSF	Lease Expiration

12/8/2006	Roanoke, VA	83,000	$7,200,000	DHL	$591,192	$7.12	12/7/2016

Rental and occupancy charges increased $552,168 or 9% for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.  The increase is due mainly to the rent and accrued tenant occupancy charges related to the acquisition of the industrial property acquired in Roanoke, Virginia in December 31, 2006 and the full quarter of rent and occupancy charges from the industrial properties acquired during the quarter ended December 31, 2005.

Real estate taxes increased $111,374 or 12% for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.  Operating expenses increased $99,471 or 31% for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.  The increases are due mainly to the taxes and insurance costs related to acquisition of the industrial property acquired in Roanoke, Virginia in December 31, 2006 and the full quarter of rent and reimbursements from the industrial properties acquired during the quarter ended December 31, 2005.  Since these properties are subject to net-leases, the real estate taxes and insurance costs are billed to the tenant and these occupancy charges are accrued in rental and occupancy charges noted above.  The increase is also due to the increase in amortization of the in-place lease intangible assets also related to the acquired properties.

Depreciation expense increased $189,729 or 16% for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.  The increase is due to the depreciation expense related to the properties acquired as noted above.

Interest and dividend income decreased $54,474 or 18% for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.  The decrease is due mainly to the lower average balance of securities available for sale.  The average balance of securities available for sale was approximately $11,810,000 and $13,653,000 for the three months ended December 31, 2006 and 2005, respectively.  The Company has decreased its investment in securities mainly to invest the funds in property acquisitions.

Gain on securities transactions, net increased $49,306 or 214% for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.  The increase is due mainly to the increase in gains on the Company’s open futures contracts as of December 31, 2006 as compared to December 31, 2005.  The Company invests in futures contracts of ten-year treasury notes with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Gain on securities transactions, net consisted of the following:

	Three Months
	12/31/06	12/31/05

Gain on sale of securities, net	$16,271	$-0-
Gain (loss) on settled futures contracts	(107,740)	73,678
Unrealized gain (loss) on open futures contracts	163,828	(50,625)
Gain on securities transactions, net	$72,359	$23,053

Interest expense increased $182,326 or 9% for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.  The increase in interest expense for the three months is due mainly to a full quarter of interest related to the mortgages on the industrial properties purchased during the quarter ended December 31, 2005 and a small increase in the average balance of loans payable.  The average balance of loans payable was $4,109,000 and $3,750,000 for the three months ended December 31, 2006 and 2005, respectively.

Discontinued operations include the operations of one industrial property in Wichita, Kansas which was sold in March 2006.  The property’s lease expired May 31, 2005.  The following table summarizes the components of discontinued operations:

	Three Months
	12/31/06	12/31/05

Rental and Occupancy Charges	$-0-	$9,135
Real Estate Taxes	-0-	9,915
Operating Expenses	-0-	2,463
Depreciation	-0-	10,206
Income (Loss) from Discontinued Operations	$-0-	($13,449)

Cash flows from discontinued operations for the three months ended December 31, 2006 and 2005 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2006	2005

Cash Flows from Operations – Discontinued Operations	$-0-	($8,397)
Cash Flows from Investing Activities – Discontinued Operations	-0-	-0-
Cash Flows from Financing Activities – Discontinued Operations	-0-	8,397

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

CHANGES IN FINANCIAL CONDITION

The Company generated net cash from operating activities of $3,041,395 for the three months ended December 31, 2006 as compared to $3,350,012 for the three months ended December 31, 2005.

Real estate investments, net of accumulated depreciation, increased $5,240,577 from September 30, 2006 to December 31, 2006.  The increase is due mainly to the purchase of the industrial property in Roanoke, Virginia of approximately $6,427,000, partially offset by the depreciation expense for the three months ended December 31, 2006 of $1,399,462.  Intangible assets, net increased $627,991 due mainly to the recording of the in-place lease intangible value associated with the acquisition noted above of $741,460 offset by amortization for the three months ended December 31, 2006 of $113,769.

Cash and cash equivalents increased $12,225,630 from September 30, 2006 to December 31, 2006.  The increase is due mainly to the net proceeds received from the offering of the Series A Preferred Stock issued on December 5, 2006 of approximately $32,000,000, partially offset by the purchase of the Roanoke, Virginia property of approximately $7,200,000, the repayment of the loans payable balance of approximately $8,000,000 and the payment of the quarterly dividend of approximately $3,032,000.

Securities available for sale increased $2,496,361 from September 30, 2006 to December 31, 2006.  The increase is due mainly to purchases of $2,427,627 and an increase in the unrealized gain of $230,176.  This increase was partially offset by sales of $161,442.

During the three months ended December 31, 2006, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000, with the objective of reducing the risks of rolling over the fixed mortgage debt at higher interest rates and reducing the exposure of the debt securities portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives as of December 31, 2006 was an asset of $163,828.

Prepaid expenses increased $453,231 from September 30, 2006 to December 31, 2006, 2006.  The increase is due mainly to an increase in prepaid real estate taxes.  The Company recognizes real estate tax expense ratably over the year.

Other assets increased $204,028 from September 30, 2006 to December 31, 2006.  The increase is due mainly to the unrealized gain on the open futures contracts and an increase in construction in progress.  Construction in progress relates to the expansion of the FedEx Ground property in Beltsville, Maryland.  Upon completion of construction, the costs will be transferred to real estate investments and depreciated.

Mortgage notes payable decreased $1,893,525 from September 30, 2006 to December 31, 2006.  The decrease in mortgages is due to principal payments during the three months ended December 31, 2006.

Loan payable decreased $8,218,544 from September 30, 2006 to December 31, 2006.   The decrease was due to the repayment of the balances on the securities margin loan and the line of credit with the proceeds from the Series A Preferred Stock offering.

On December 5, 2006, the Company issued 1,322,500 of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) for net proceeds of $32,021,031, after underwriting discounts and commissions of $1,041,469.  Other expenses incurred for the preferred offering including legal and other professional fees are estimated at $305,000.  The annual dividend of $1.90625 per share or 7.625% of the $25.00 per share liquidation value, is payable quarterly in arrears on March 15, June 15, September 15, and December 15, commencing on March 15, 2007.  As of December 31, 2006, the Company had accrued $189,076 in preferred dividends.    The proceeds from the offering were used to repay the outstanding loans payable balances and to purchase the property in Roanoke, Virginia.   The remaining proceeds will be used to purchase additional properties, expanding currently owned properties, and for general corporate purposes.

The Company raised $194,701 from the issuance of shares in the DRIP during the three months ended December 31, 2006.  The decrease in funds raised from the DRIP as compared to prior quarters was expected and was due mainly to the modifications made to the DRIP on

October 2, 2006.  The modification allows for the DRIP to purchase shares in the open market for participants rather than issuing common shares at up to a 5% discount from market from the Company’s authorized but unisssued shares.

 Dividends paid on the common stock for the three months ended December 31, 2006 was $3,031,949, none of which was reinvested in the DRIP.   The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its line of credit, refinance debt, or raise capital through the DRIP or capital markets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3,041,395 and $3,350,012 for the three months ended December 31, 2006 and 2005, respectively.  Dividends paid for the three months ended December 31, 2006 was $3,031,949.  In addition to cash from operations, management used proceeds from the Series A Preferred Stock offering to fund the dividend.  The Company owns unencumbered securities available for sale of approximately $13,000,000 as of December 31, 2006.  These marketable securities provide the Company with additional liquidity.  As of December 31, 2006, the Company owned forty-three properties of which thirty-one carried mortgage loans totaling $120,300,514.  The unencumbered properties could be refinanced to raise additional funds.  The Company has been raising capital through its DRIP, private placements and public offerings of common and preferred stock and investing in net leased industrial properties.  The Company believes that funds generated from operations, the DRIP, the Series A Preferred Stock offering together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  The percentage of FDX leased square footage as a total of the Company’s rental space was 35% as of December 31, 2006.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries is estimated at approximately 47% of total rental and occupancy charges for fiscal 2007.  This is a risk factor that shareholders should consider.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

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

The Company’s FFO for the three months ended December 31, 2006 and 2005 is calculated as follows:

                         Three Months

	12/31/06	12/31/05

Net Income	$1,524,800	$1,545,900
Accumulated Preferred Dividend	(189,076)	-0-
Depreciation Expense	1,399,462	1,209,733
Depreciation Expense Related to Discontinued Operations	-0-	10,206
Amortization of In-Place Lease Intangible Assets	118,770	63,993

FFO	$2,853,956	$2,829,832

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended December 31, 2006 and 2005:

	2006	2005

Operating Activities	$3,041,395	$3,350,012
Investing Activities	(9,610,742)	(22,039,971)
Financing Activities	18,794,977	15,350,472

SAFE HARBOR STATEMENT

Statements contained in this Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, we are making forward-looking statements. These forward-looking statements are not guaranteed and are based on our current intentions and on our current expectations and assumptions. These statements, intentions, expectations and assumptions involve risks and uncertainties, some of which are beyond our control that could cause actual results or events to differ materially from those we anticipate or project, such as:

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

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

February 7, 2007

By: /s/ Eugene W. Landy

Eugene W. Landy

President and Chief Executive Officer

Date:

February 7, 2007

By: /s/ Anna T. Chew

Anna T. Chew

Chief Financial Officer