Form 10-Q/A
period 2006-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2007-02-12
CIK 67625

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

EXPLANTORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Monmouth Real Estate Investment Corporation for the quarter ended December 31, 2006 is being made to correct a typographical error in total Shareholders’ Equity as of December 31, 2006 on the balance sheet presented in the Form 10-Q.  The correct total Shareholders’ Equity as of December 31, 2006 was $138,258,237.  No other changes have been made to this Form 10-Q.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2006

C O N T E N T S

		Page No

Part I –	Financial Information.	4
Item 1-	Financial Statements (Unaudited):
	Consolidated Balance Sheets	4
	Consolidated Statements of Income	6
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	9

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3-	Quantitative and Qualitative Disclosures About Market Risk.
	There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4-	Controls and Procedures	24

Part II -	Other Information	25

Item 1 -	Legal Proceedings.	25

Item 1A -	Risk Factors.	25

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3 -	Defaults Upon Senior Securities.	25

Item 4 -	Submission of Matters to a Vote of Security Holders.	25

Item 5 -	Other Information.	25

Item 6 -	Exhibits.	25

Signatures		26

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 (UNAUDITED) AND SEPTEMBER 30, 2006

	December 31, 2006 (Unaudited)	September 30, 2006
ASSETS

Real Estate Investments:
Land	$42,435,713	$40,582,713
Buildings, Improvements and Equipment,
Net of Accumulated Depreciation of $32,152,700 and $30,753,238, respectively	183,015,660	179,628,083
Total Real Estate Investments	225,451,373	220,210,796

Cash and Cash Equivalents	14,255,060	2,029,430
Securities Available for Sale, at Fair Value	12,892,128	10,395,767
Tenant and Other Receivables	857,756	914,235
Deferred Rent Receivable	1,116,914	1,119,370
Prepaid Expenses	666,038	212,807
Financing Costs, Net of Accumulated Amortization of $699,527 and $653,691, respectively	1,654,831	1,700,667
Lease Costs, Net of Accumulated Amortization of $234,728 and $213,208, respectively	315,096	217,531
Intangible Assets, net of Accumulated Amortization of $686,009 and $567,239, respectively	4,774,276	4,151,286
Other Assets	1,159,072	955,044

TOTAL ASSETS	$263,142,544	$241,906,933

See Accompanying Notes to Consolidated Financial Statements

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF DECEMBER 31, 2006 (UNAUDITED) AND SEPTEMBER 30, 2006

LIABILITIES AND SHAREHOLDERS’ EQUITY	December 31, 2006 (Unaudited)	September 30, 2006

Liabilities:
Mortgage Notes Payable	$120,300,514	$122,194,039
Loans Payable	-0-	8,218,544
Accounts Payable and Accrued Expenses	2,276,394	1,725,030
Other Liabilities	2,307,399	2,202,343
Total Liabilities	124,884,307	134,339,956

Shareholders’ Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Shares Authorized, 1,322,500 Issued and Outstanding, respectively	$33,062,500	$-0-
Common Stock -$.01 Par Value, 28,677,500 Shares Authorized, 20,212,990 and 20,186,663 Shares Issued and Outstanding, respectively	202,131	201,867
Excess Stock -$.01 Par Value, 5,000,000 Shares Authorized, -0- Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	105,510,707	108,112,387
Accumulated Other Comprehensive Income	684,462	454,286
Loans to Officers, Directors & Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	138,258,237	107,566,977

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$263,142,544	$241,906,933

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

On December 5, 2006, the Company issued 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) for net proceeds of $32,021,031, after underwriting discounts and commissions of $1,041,469.  Other expenses incurred for the preferred offering including legal and other professional fees are estimated at $305,000.  The annual dividend of $1.90625 per share or 7.625% of the $25.00 per share liquidation value, is payable quarterly in arrears on March 15, June 15, September 15, and December 15, commencing on March 15, 2007.  As of December 31, 2006, the Company had accumulated $189,076 in preferred dividends.    The proceeds from the offering were used to repay the outstanding loans payable balances and to purchase the property in Roanoke, Virginia.   The remaining proceeds will be used to purchase additional properties, expanding currently owned properties, and for general corporate purposes.

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