Form 10-Q
period 2007-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2007-05-09
CIK 67625

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 (X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

 (   )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

For the Quarter ended

Commission File

March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       Yes             No     X

The number of shares or other units outstanding of each of the issuer's classes of securities as of May 1, 2007 was 20,212,990 shares of Common Stock and 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock .

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2007

C O N T E N T S

		Page No

PART I	FINANCIAL INFORMATION
Item 1-	Financial Statements (Unaudited):
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	5
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3-	Quantitative and Qualitative Disclosures About Market Risk.

Item 4-	Controls and Procedures	26

PART II -	OTHER INFORMATION	27

Item 1 -	Legal Proceedings.	28

Item 1A -	Risk Factors.
		28
Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3 -	Defaults Upon Senior Securities.	28

Item 4 -	Submission of Matters to a Vote of Security Holders.	28

Item 5 -	Other Information.	28

Item 6 -	Exhibits.	28

SIGNATURES		30

   MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2007 (UNAUDITED) AND SEPTEMBER 30, 2006

	March 31, 2007 (Unaudited)	September 30, 2006
ASSETS

Real Estate Investments:
Land	$42,435,713	$40,582,713
Buildings, Improvements and Equipment,
Net of Accumulated Depreciation of $33,563,931 and $30,753,238, respectively	181,635,880	179,628,083
Total Real Estate Investments	224,071,593	220,210,796

Cash and Cash Equivalents	10,226,023	2,029,430
Securities Available for Sale, at Fair Value	14,239,422	10,395,767
Tenant and Other Receivables	278,807	914,235
Deferred Rent Receivable	1,119,068	1,119,370
Prepaid Expenses	447,087	212,807
Financing Costs, Net of Accumulated Amortization of $746,925 and $653,691, respectively	1,613,270	1,700,667
Lease Costs, Net of Accumulated Amortization of $255,471 and $213,208, respectively	310,148	217,531
Intangible Assets, net of Accumulated Amortization of $816,965 and $567,239, respectively	4,643,320	4,151,286
Other Assets	1,782,872	955,044
TOTAL ASSETS	$258,731,610	$241,906,933

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2007 (UNAUDITED) AND SEPTEMBER 30, 2006

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2007 (Unaudited)	September 30, 2006

Liabilities:
Mortgage Notes Payable	$118,412,384	$122,194,039
Loans Payable	-0-	8,218,544
Accounts Payable and Accrued Expenses	1,636,263	1,725,030
Other Liabilities	2,458,328	2,202,343
Total Liabilities	122,506,975	134,339,956

Shareholders’ Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Shares Authorized, 1,322,500 Issued and Outstanding, respectively	$33,062,500	$-0-
Common Stock -$.01 Par Value, 28,677,500 Shares Authorized, 20,212,990 and 20,186,663 Shares Issued and Outstanding, respectively	202,130	201,867
Excess Stock -$.01 Par Value, 5,000,000 Shares Authorized, -0- Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	103,209,312	108,112,387
Accumulated Other Comprehensive Income	952,256	454,286
Loans to Officers, Directors & Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	136,224,635	107,566,977

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$258,731,610	$241,906,933

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended		Six Months Ended
	3/31/07	3/31/06	3/31/07	3/31/06
INCOME:
Rental and Occupancy Charges	$7,099,496	$6,735,050	$13,956,265	$13,039,651

EXPENSES:
Real Estate Taxes	1,310,182	1,034,900	2,339,490	1,952,834
Operating Expenses	540,529	488,209	1,058,158	898,866
General & Administrative Expense	666,517	552,892	1,227,973	1,116,967
Depreciation	1,411,231	1,280,788	2,810,693	2,490,521

TOTAL EXPENSES	3,928,459	3,356,789	7,436,314	6,459,188

OTHER INCOME (EXPENSE)

Interest and Dividend Income	335,737	266,348	581,087	566,172
Gain (Loss) on Securities Transactions, net	(37,763)	298,588	34,596	321,641
Other Income	-0-	-0-	6,233	-0-
Interest Expense	(2,015,430)	(2,104,420)	(4,163,486)	(4,070,150)

TOTAL OTHER INCOME (EXPENSE)	(1,717,456)	(1,539,484)	(3,541,570)	(3,182,337)

INCOME FROM CONTINUING OPERATIONS	1,453,581	1,838,777	2,978,381	3,398,126

DISCONTINUED OPERATIONS
Income (Loss) from Operations of Disposed Property	-0-	(31,963)	-0-	(45,412)
Loss on Sale of Investment Property	-0-	(28,385)	-0-	(28,385)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-0-	(60,348)	-0-	(73,797)

NET INCOME	1,453,581	1,778,429	2,978,381	3,324,329

Preferred dividend declared	609,245	-0-	609,245	-0-

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS	$844,336	$1,778,429	$2,369,136	$3,324,329

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) – CONTINUED

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended		Six Months Ended
	3/31/07	3/31/06	3/31/07	3/31/06

BASIC EARNINGS – PER SHARE
Income from Continuing Operations	$.07	$.09	$.15	$.17
Less: Accumulated Preferred Dividend	(.04)	-0-	(.04)	-0-
Income from Discontinued Operations	-0-	-0-	-0-	-0-
Net Income Applicable to Common Shareholders - Basic	$.03	$.09	$.11	$.17

DILUTED EARNINGS – PER SHARE
Income from Continuing Operations	$.07	$.09	$.15	$.17
Less: Accumulated Preferred Dividend	(.04)	-0-	(.04)	-0-
Income from Discontinued Operations	-0-	-0-	-0-	-0-
Net Income Applicable to Common Shareholders - Diluted	$.03	$.09	$.11	$.17

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,212,990	19,396,598	20,208,618	19,185,255
Diluted	20,309,161	19,451,918	20,284,222	19,235,046

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,978,381	$3,324,329
Noncash Items Included in Net Income:
Depreciation	2,810,693	2,500,727
Amortization	385,223	323,169
Stock Compensation Expense	58,476	73,297
Gain on Securities Transactions, net	(34,596)	(321,641)
Loss on Sale of Investment Property	-0-	28,385
Changes In:
Tenant, Deferred Rent and Other Receivables	635,730	(133,373)
Prepaid Expenses	(234,280)	(494,881)
Other Assets and Lease Costs	(150,616)	286,911
Accounts Payable, Accrued Expenses and Other Liabilities	167,218	278,465
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,616,229	5,865,388

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(7,178,756)	(21,799,300)
Capital Improvements & Purchases of Equipment	(234,494)	(100,540)
Increase in Construction in Progress	(812,092)	-0-
Proceeds from Sale of Investment Property	-0-	1,320,854
Proceeds from Sale of Securities Available for Sale	573,451	2,894,487
Purchase of Securities Available for Sale	(3,884,540)	(483,240)
NET CASH USED IN INVESTING ACTIVITIES	(11,536,431)	(18,167,739)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans	28,164,660	20,811,335
Principal Payments on Loans	(36,383,204)	(19,211,335)
Proceeds from Mortgages	-0-	9,500,000
Principal Payments on Mortgages	(3,781,655)	(3,327,984)
Financing Costs on Debt	(5,837)	(169,694)
Proceeds from Issuance of Common Stock	194,701	3,965,191
Proceeds from Preferred Stock, net of offering costs	31,601,273	-0-
Proceeds from Exercise of Stock Options	-0-	142,600
Preferred Dividends Paid	(609,245)	-0-
Common Stock Dividends Paid, Net of Reinvestments	(6,063,898)	(3,518,965)
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,116,795	8,191,148

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,196,593	(4,111,203)
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	2,029,430	5,922,954
END OF PERIOD	$10,226,023	$1,811,751

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2007

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

Monmouth Real Estate Investment Corporation and its wholly-owned subsidiaries, MRC I LLC, MREIC Financial, Inc., and Route 9 Acquisition, Inc. (the Company or we) operate as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  The Company also owns a portfolio of investment securities.

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

The interim consolidated financial statements furnished herein include the Company and subsidiaries, and reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2007 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  All intercompany transactions and balances have been eliminated in consolidation.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2006 have been omitted.

On March 26, 2007, the Company, Route 9 Acquisition, Inc. (Route 9) which is a newly formed wholly-owned subsidiary of the Company, and Monmouth Capital Corporation (MCC) entered into an Agreement and Plan of Merger (the Merger Agreement). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Route 9 will merge with and into MCC (the Merger), with MCC continuing as the surviving corporation, as a wholly-owned subsidiary of the Company .

Pursuant to the Merger Agreement, at the effective time and as a result of the Merger, each issued and outstanding share of MCC’s common stock, par value $1.00 per share (MCC Common Stock), will be converted into and exchanged for the right to receive 0.655 (the Exchange Ratio) shares (the Merger Consideration) of the Company’s common stock, par value $0.01 per share (Common Stock). The Company expects to issue approximately 3,700,000 shares of Common Stock as the Merger Consideration.  Upon consummation of the Merger, MCC’s outstanding 8.0% Convertible Subordinated Debentures due 2013 and 8.0% Convertible Subordinated Debentures due 2015 will remain outstanding as obligations of MCC and will become convertible into shares of the Company Common Stock, at conversion prices adjusted to reflect the Exchange Ratio.

Following the effective time of the Merger, certain members of MCC’s board of directors will become members of the Company’s board of directors.  Consummation of the Merger is subject to customary conditions, including:

•

The approval of the holders of Company Common Stock and MCC Common Stock;

•

The absence of any legal prohibition on consummation of the Merger;

•

Obtaining governmental and third-party consents  which, if not obtained,  would reasonably be expected to have a material adverse effect;

•

The accuracy of the representations and warranties (subject generally to a material adverse effect standard);

•

The material performance of all covenants; and

•

The delivery of customary legal opinions as to the federal tax treatment of the merger and the status of each of the Company and MCC as a REIT under Code.

The Merger Agreement contains certain termination rights for both the Company and MCC and provides that, upon termination of the Merger Agreement under specified circumstances, MCC may be required to pay the Company a termination fee of up to $1 million and/or reimburse the Company for its reasonable out-of-pocket transaction expenses up to $500,000.

Employee Stock Options

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure.”  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $29,238 and $34,914 have been recognized in the three months ended March 31, 2007 and 2006, respectively and $58,476 and $73,297 have been recognized in the six months ended March 31, 2007 and 2006, respectively.

The 1997 Stock Option Plan (the Plan) expired on December 31, 2006.  During the six months ended March 31, 2007, no options were exercised or expired.  As of March 31, 2007, there were options outstanding to purchase 961,000 shares under the expired Plan.

NOTE 2 – NET INCOME APPLICABLE TO COMMON SHAREHOLDERS PER SHARE

Basic net income applicable to common shareholders per share is calculated by dividing net income less the accumulated preferred dividend by the weighted-average number of common shares outstanding during the period.  Diluted net income applicable to common shareholders per share is calculated by dividing net income less the accumulated preferred dividend by the weighted-average number of common shares outstanding plus the weighted-average number of net common shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 96,171 and 55,320 shares for the three months ended March 31, 2007 and 2006, respectively, are included in the diluted weighted average common shares outstanding.   Options in the amount of 75,604 and 49,791 shares for the six months ended March 31, 2007 and 2006, respectively are included in the diluted weighted average common shares outstanding.

NOTE 3 – COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income:

Three Months Ended

       Six Months Ended

	3/31/07	3/31/06	3/31/07	3/31/06
Net Income	$1,453,581	$1,778,429	$2,978,371	$3,324,329
Increase (Decrease) in unrealized gain on securities available for sale	267,794	230,997	497,970	(86,961)
Comprehensive Income	$1,721,375	$2,009,426	$3,476,341	$3,237,368

NOTE 4 – REAL ESTATE INVESTMENTS

On December 1, 2006, the tenant of the property in South Brunswick, New Jersey vacated the building in connection with the expiration of the lease extension.  The building is now vacant.

On December 8, 2006, the Company purchased an 83,000 square foot industrial building in Roanoke, Virginia.  The building is 100% net-leased to DHL through December 7, 2016 with a lease guaranteed by Airborne Freight Corporation.  The purchase price including closing costs was approximately $7,200,000.  The Company used proceeds from the recent preferred stock offering to finance the acquisition.  Management estimated that the value allocated to the lease in place at purchase was approximately $742,000.

In December 2006, the Company signed a new lease for the 36,270 square foot property in Urbandale, Iowa.   The lease term and tenant occupancy began April 1, 2007

and expires March 31, 2017.  The annual rent is $117,878 for the first year with annual increases of 2%.

The Company is currently expanding the industrial building in Beltsville, Maryland.  Total construction costs are expected to be $4,300,000.  The building will be expanded from 109,705 square feet to 144,523 square feet.   Construction of the expansion is expected to be completed in late 2007.  The Company has recorded $409,592 as construction in progress as of March 31, 2007.  The Company is also expanding the industrial building in Cudahy, Wisconsin.  Total construction costs are expected to be $3,200,000.  The building will be expanded from 114,123 square feet to 142,479 square feet.  The Company has recorded $402,500 as construction in progress as of March 31, 2007.  Construction in progress is included in other assets.

The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 35% as of March 31, 2007.   Annualized rental income and occupancy charges from FDX and FDX subsidiaries are estimated to be approximately 47% of total rental and occupancy charges for fiscal 2007.

NOTE 5 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the six months ended March 31, 2007, the Company made purchases of $3,884,540 in securities available for sale.  Included in these purchases were purchases of $11,611 or 2,322 shares of MCC through its Dividend Reinvestment and Stock Purchase Plan (MCC Drip).  The Company also sold $533,601 in securities available for sale, recognizing a gain on sale of securities of $39,850.

During the six months ended March 31, 2007, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the risks of rolling over the fixed mortgage debt at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at March 31, 2007 was an asset of $60,469.  During the six months ended March 31, 2007, the Company recorded a realized loss of $65,723 on settled futures contracts.

NOTE 6 – OTHER ASSETS

Other Assets consists of the following as of March 31, 2007 and September 30, 2006:

	3/31/2007	9/30/06

Deposits and pre-acquisition costs	$694,918	$595,408
Construction in progress	812,092	359,636
Deferred Merger and offering costs	215,393	-0-
Unrealized gain on open futures contracts	60,469	-0-
Total	$1,782,872	$955,044

Construction in progress relates to costs incurred for the expansions of the Beltsville, Maryland property and the Cudahy, Wisconsin property noted above under Real Estate Investments.

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock

On December 5, 2006, the Company issued 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value $.01 per share (Series A Preferred Stock), for net proceeds of $32,021,031 after underwriting discounts and commissions of $1,041,469.  Other expenses incurred for the preferred offering, including legal and other professional fees, were approximately $420,000.  The annual dividend of $1.90625 per share, or 7.625% of the $25.00 per share liquidation value, is payable quarterly in arrears on March 15, June 15, September 15, and December 15, commencing on March 15, 2007.

The Series A Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series A Preferred Stock is not redeemable prior to December 5, 2011. On and after December 5, 2011, at any time and from time to time, the Series A Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

During any period of time that both (i) the Series A Preferred Stock is not listed on the New York Stock Exchange, the American Stock Exchange or NASDAQ and (ii) the Company is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), but any shares of Series A Preferred Stock are outstanding, the Company will (a) increase the cumulative cash dividends payable on the Series A Preferred Stock to a fixed rate of $2.15625 per share per year, which is equivalent to 8.625% of the $25.00 liquidation preference per share and (b) have the option to redeem the outstanding Series A Preferred Stock, in whole but not in part, within 90 days after the date upon which the shares the Company ceases to be listed and  cease to be subject to such reporting requirements, for a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Holders of the Series A Preferred Stock generally have no voting rights, except if the Company’s fails to pay dividends for six or more quarterly periods, whether or not consecutive, or with respect to certain specified events.

On January 10, 2007, the Board of Directors declared the quarterly dividend of $0.4607 per share of the Series A Preferred Stock to be paid on March 15, 2007 to Series A preferred shareholders of record as of February 28, 2007.    On April 3, 2007, the Board of Directors declared the quarterly dividend of $0.4766 per share to be paid June 15, 2007 to shareholders of record as of May 31, 2007.

Common Stock

On October 2, 2006, the Company amended its Dividend Reinvestment and Stock Purchase Plan (DRIP).  The source of shares of common stock purchased under the Plan will now either come through purchases of the Company common shares on the open market or from authorized but unissued shares of the Company Common Stock. If the shares are purchased in the open market, the 5% discount from the market price is eliminated.  When purchased in the open market, the purchase price per share will be the weighted average purchase price per share paid by the transfer agent for all of the shares purchased.  In determining the weighted average purchase price, purchases may be aggregated for both dividend reinvestment and optional cash purchases, or independent calculations may be made, at the discretion of the Company.  This modification became effective with the December 15, 2006 investment.

For the six months ended March 31, 2007, the Company received $194,701 from the DRIP.  There were 26,327 shares issued under the Plan.  This amount did not include any dividend reinvestments, as the participants electing dividend reinvestment received shares purchased on the open market, rather than from the unissued shares of Common Stock.

On March 15, 2007, the Company paid $3,031,949 as a dividend of $0.15 per share to common shareholders of record as of February 15, 2007.  The total common dividends paid for the six months ended March 31, 2007 were $6,063,898.  On April 3, 2007, the Company declared a dividend of $0.15 per common share to be paid on June 15, 2007 to common shareholders of record as of May 15, 2007.

In connection with the Merger, the Company anticipates issuing approximately 3,700,000 shares of Common Stock as the Merger Consideration.  The Merger is expected to close during the third calendar quarter of 2007.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended March 31, 2007 and 2006 for interest was $4,175,886 and $4,070,150, respectively.

During the six months ended March 31, 2007 and 2006, the Company had dividend reinvestments of $-0- and $2,244,364, respectively, which required no cash transfers.

NOTE 11 – DISCONTINUED OPERATIONS

Discontinued operations include the operations of one industrial property in Wichita, Kansas which was sold in March 2006.  The property’s lease had expired May 31, 2005.  The following table summarizes the components of discontinued operations:

	Three Months		Six Months
	3/31/07	3/31/06	3/31/07	3/31/06

Rental and Occupancy Charges	$-0-	$895	$-0-	$10,030
Real Estate Taxes	-0-	(18,641)	-0-	(28,556)
Operating Expenses	-0-	(14,217)	-0-	(16,680)
Depreciation	-0-	(-0-)	-0-	(10,206)
Income (Loss) from Operations of Disposed Property	-0-	(31,963)	-0-	(45,412)
Loss on Sale of Investment Property	-0-	(28,385)	-0-	(28,385)
Income (Loss) from Discontinued Operations	$-0-	($60,348)	$-0-	($73,797)

Cash flows from discontinued operations for the six months ended March 31, 2007 and 2006 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2007	2006

Cash flows from Operations – Discontinued Operations	$-0-	$6,741
Cash flows from Investing Activities – Discontinued Operations	-0-	1,320,854
Cash flows from Financing Activities – Discontinued Operations	-0-	(750,750)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 12 – EMPLOYMENT AGREEMENT

Effective January 1, 2007, the Company and Cynthia J. Morgenstern entered into an employment agreement that will expire on December 31, 2009.  Under this employment agreement, Ms. Morgenstern is entitled to receive a base salary of $208,550 for the year ending December 31, 2007, and is entitled to increases of 7.5% for the years ending December 31, 2008 and 2009, plus bonuses, if any, in amounts determined by the Company’s board of directors or president.  Pursuant to this employment agreement, the Company’s president must request annually that the Company’s stock option committee grant Ms. Morgenstern an option to purchase 50,000 shares of the Company’s Common Stock, although the employment agreement does not require that the stock option committee grant any options.  Ms. Morgenstern’s employment agreement provides for four weeks paid vacation, the use of an automobile, reimbursement of her reasonable and necessary business expenses and that Ms. Morgenstern is entitled to participate in the Company’s employee benefit plans.  Ms. Morgenstern’s employment agreement also requires the Company to reimburse Ms. Morgenstern for the cost of a disability insurance policy such that, in the event of Ms. Morgenstern’s disability for a period of more than 90 days, Ms. Morgenstern will receive benefits equal to her then-current salary.  In the event of a merger, sale or change of control of the Company, which is defined in Ms. Morgenstern’s employment agreement as a change in voting control of the Company or change in control of 25% or more of the Company’s board of directors by other than its existing directors and excludes transactions between the Company, MCC and UMH Properties Inc., Ms. Morgenstern will have the right to terminate the employment agreement or extend the employment agreement for three years from the date of the change in control.  Approximately 10% of Ms. Morgenstern’s compensation cost is allocated to, and reimbursed by, MCC pursuant to the cost sharing arrangement between the Company, MCC and UMH Properties, Inc.

NOTE 13 – CONTINGENCIES AND COMMITMENTS

The Company is subject to claims and litigation arising in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

As of March 31, 2007, the Company had approximately $4,300,000 and $3,200,000 in commitments under the construction contracts for the expansion of the Beltsville, Maryland and Cudahy, Wisconsin industrial buildings, respectively.  Construction of the expansions is expected to be completed during fiscal 2007.

The Company has a contract to purchase an industrial building in Pontiac Michigan for approximately $17,000,000.  This purchase is anticipated to close in the third quarter of fiscal year 2007.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS 159 on our consolidated financial statements.

NOTE 15 – SUBSEQUENT EVENTS

On April 11, 2007, the Company obtained a mortgage of $4,725,000 on the property in Roanoke, Virginia.  The mortgage is for 10 years and is at a fixed rate of 5.96%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s September 30, 2006 Annual Report on Form 10-K.

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment-grade tenants.   The Company owns forty-two industrial properties and one shopping center with a total of approximately 4,733,000 square feet.  Total real estate investments were approximately $224,000,000 at March 31, 2007. These properties are located in New Jersey, New York, Connecticut, Maryland, Michigan, Mississippi, Missouri, Massachusetts, Iowa, Illinois, Nebraska, North Carolina, South Carolina, Kansas, Pennsylvania, Florida, Virginia, Ohio, Wisconsin, Arizona, Colorado, Georgia and Alabama.  As of March 31, 2007, the Company’s weighted average lease expiration term was 5.4 years, the percent of square footage leased was 91% and the Company’s occupancy rate was 83%.   The Company’s average rent per square foot for fiscal 2007 is approximately $4.79 per square foot.  Total acquisitions of real estate made during fiscal year 2007 to date were approximately $7,200,000.

Management intends to grow the Company’s the real estate portfolio and expects to acquire additional properties in fiscal 2007.   On March 26, 2007, the Company entered into a Merger Agreement (see Note No. 1 to the Consolidated Financial Statements) with MCC. MCC owns a controlling interest in thirteen industrial properties.  The Merger is expected to close during the third calendar quarter of 2007.  In connection with the Merger, the Company anticipates issuing approximately 3,700,000 shares of Common Stock as the Merger Consideration.

 The Company has a concentration of FDX and FDX subsidiary-leased properties.  As of March 31, 2007, the percentage of FDX-leased square footage as a total of the Company’s rental space is 35%, with 13% leased to FDX and 22% leased to FDX subsidiaries.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries are estimated at approximately 47% of total rental and occupancy charges for fiscal 2007.

The Company also holds a portfolio of securities of other REITs valued at approximately $14,200,000 as of March 31, 2007.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  As of March 31, 2007, the Company’s portfolio consisted of 49% preferred stocks, 47% common stocks and 4% debentures.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and occupancy charges from the ownership of industrial rental property.  Revenue also includes interest and dividend income and gain on securities transactions.  Rental and occupancy charges increased $916,614 or 7% for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.  The increases in rent and occupancy charges are due mainly to the property acquisitions made during the first quarter of fiscal 2006.

Net income decreased $345,948 or 10% for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.  The decrease in net income is due mainly to a decrease in gain on sale of securities transactions, net and an increase in general and administrative expense and depreciation expense, partially offset by an increase in rent and occupancy charges and an increase in interest and dividend income.  The Company has been in the process of decreasing its investment in REIT securities and investing in real property acquisitions.  Management is currently seeking new real property acquisitions in a very competitive market.

See PART I, Item 1 – Business in the Company’s September 30, 2006 Annual Report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of March 31, 2007, the Company owned forty-three properties with total square footage of approximately 4,733,000 as compared to forty-one properties with square footage of approximately 4,434,000 as of March 31, 2006.  As of March 31, 2007, the Company’s weighted average lease expiration term was 5.4 years, the percentage of square footage leased was 91% and the Company’s occupancy rate was 83% as compared to 84% as of March 31, 2006.

The Company made the following property acquisition during the six months ended March 31, 2007:

Acquisition Date	Location	Square Footage	Purchase Price	Tenant	Average Annual Rent	Annual Rent/PSF	Lease Expiration

12/8/2006	Roanoke, VA	83,000	$7,200,000	DHL	$591,192	$7.12	12/7/2016

Rental and occupancy charges increased $364,446 or 5% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 and increased $916,614 or 7% for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.    The increase is due mainly to the rent and accrued tenant occupancy charges related to the acquisition of the industrial property acquired in Roanoke, Virginia in December 2006 and the full six months of rent and occupancy charges from the industrial properties acquired during the six months ended March 31, 2006.   The increase was offset by a decrease in rent and occupancy charges related to the vacant properties as of March 31, 2007 in Jackson, Mississippi, Fayetteville, NC and South Brunswick, New Jersey.  The decrease in rent and occupancy charges related to these properties was $582,570.

Real estate taxes increased $275,282 or 27% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  Real estate taxes increased 386,656 or 20% for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.   Operating expenses increased $52,320 or 11% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 and increased $159,292 or 18% for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.  The increases are due mainly to the real estate taxes and insurance costs related to the acquisition of the industrial property acquired in Roanoke, Virginia in December, 2006 and the full six months of operations from the industrial properties acquired during the six months ended March 31, 2006.  Since these properties are subject to net-leases, the real estate taxes and insurance costs are billed to the tenant and these occupancy charges are accrued in the rental and occupancy charges noted above.  The increase is also due to the increase in amortization of the in-place lease intangible assets also related to the acquired properties.

General and administrative expense increased $113,625 or 21% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 and increased $111,006 or 10% for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.   The increase is due mainly to increases in salaries and personnel costs and directors’ fees.

Depreciation expense increased $130,443 or 10% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 and increased $320,172 or 13% for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.  The increase is due to the depreciation expense related to the properties acquired as noted above.

Interest and dividend income increased $69,389 or 26% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 and increased $14,915 or 3% for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.  The increase for the three months is due mainly to the higher average balance of securities for the three months ended March 31, 2007.  The average balance of securities was approximately $14,081,000 and $13,287,000 for the three months ended March 31, 2007 and 2006, respectively.  The increase for the six months is due mainly to the interest earned on the cash proceeds from the remaining preferred offering of approximately $8,000,000 which is invested in money market funds.  The increase partially offset by a decrease in interest income related to the securities due to a decrease in the average balance of securities for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.   The average balance of securities was approximately $12,953,000 and $13,444,000 for the six months ended March 31, 2007 and 2006, respectively.

Gain on securities transactions, net consisted of the following:

	Three Months Ended		Six Months Ended
	3/31/07	3/31/06	3/31/07	3/31/06

Gain on sale of securities, net	$23,579	$41,399	$39,850	$41,399
Gain (loss) on settled futures contracts	42,017	156,643	(65,723)	230,321
Unrealized gain (loss) on open futures Contracts	(103,359)	100,546	60,469	49,921
Gain (loss) on securities transactions, net	($37,763)	$298,588	$34,596	$321,641

Gain on securities transactions, net decreased $336,351 or 113% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 and decreased $287,045 or 89% for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.   The decrease is due mainly to the fluctuations on the Company’s futures contacts.  The Company invests in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.

Interest expense decreased $88,990 or 4% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 and increased $93,336 or 2% for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.  The decrease for the three months is due mainly to the decrease in the average balance outstanding of loans payable.  Average balances for the three months ended March 31, 2007 and 2006 were approximately $-0- and $1,384,000, respectively.  The increase in interest expense for the six months is due mainly to the six months of interest related to the mortgages on the industrial properties purchased during the six months ended March 31, 2006 partially offset by a decrease in the average balance of loans payable for the six months.  The average balance of loans payable was $2,055,000 and $3,033,000 for the six months ended March 31, 2007 and 2006, respectively.

Discontinued operations include the operations of one industrial property in Wichita, Kansas which was sold in March 2006.  The property’s lease expired May 31, 2005.  The following table summarizes the components of discontinued operations:

	Three Months Ended		Six Months Ended
	3/31/07	3/31/06	3/31/07	3/31/06

Rental and Occupancy Charges	$-0-	$895	$-0-	$10,030
Real Estate Taxes	-0-	(18,641)	-0-	(28,556)
Operating Expenses	-0-	(14,217)	-0-	(16,680)
Depreciation	-0-	(-0-)	-0-	(10,206)
Income (Loss) from Operations of Disposed Property	-0-	(31,963)	-0-	(45,412)
Loss on Sale of Investment Property	-0-	(28,385)	-0-	(28,385)
Income (Loss) from Discontinued Operations	$-0-	($60,348)	$-0-	($73,797)

Cash flows from discontinued operations for the six months ended March 31, 2007 and 2006 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2007	2006

Cash flows from Operations – Discontinued Operations	$-0-	$6,741
Cash flows from Investing Activities – Discontinued Operations	-0-	1,320,854
Cash flows from Financing Activities – Discontinued Operations	-0-	(750,750)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net cash from operating activities of $6,616,229 for the six months ended March 31, 2007 as compared to $5,865,388 for the six months ended March 31, 2006.

Real estate investments, net of accumulated depreciation, increased $3,860,797 from September 30, 2006 to March 31, 2007.  The increase is due mainly to the purchase of the industrial property in Roanoke, Virginia of approximately $6,427,000, partially offset by the depreciation expense of $2,810,693 for the six months ended March 31, 2007.  Intangible assets, net increased $492,034 due mainly to the recording of the in-place lease intangible value of $741,760 associated with the acquisition noted above offset by amortization for the six months ended March 31, 2007 of $249,726.

Cash and cash equivalents increased $8,196,593 from September 30, 2006 to March 31, 2007.  The increase is due mainly to the net proceeds received from the offering of the Series A Preferred Stock issued on December 5, 2006 of approximately $32,000,000, partially offset by the purchase of the Roanoke, Virginia property for approximately $7,200,000, the repayment of the loans payable balance of approximately $8,000,000 and the payment of the quarterly dividends of approximately $6,064,000.

Securities available for sale increased $3,843,655 from September 30, 2006 to March 31, 2007.  The increase is due mainly to purchases of $3,884,540 and an increase in the unrealized gain of $497,970.  This increase was partially offset by sales of securities with original cost of $538,855.

During the six months ended March 31, 2007, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the risks of rolling over the fixed mortgage debt at higher interest rates and reducing the exposure of the debt securities portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives as of March 31, 2007 was an asset of $60,469.

Tenant and Other Receivables decreased $635,428 from September 30, 2006 to March 31, 2007.  The decrease is due mainly to the payment of real estate tax reimbursements by the tenants.

Prepaid expenses increased $234,280 from September 30, 2006 to March 31, 2007.  The increase is due mainly to an increase in prepaid real estate taxes and prepaid insurance.  The Company recognizes real estate tax and insurance expense ratably over the fiscal year.

Other assets increased $827,828 from September 30, 2006 to March 31, 2007.  The increase is due mainly to the unrealized gain on the open futures contracts of $60,469, an increase in construction in progress related to the property expansions in Beltsville, Maryland and Cudahy, Wisconsin of $812,092 and an increase in deferred costs related to the MCC Merger of $215,393.

Mortgage notes payable decreased $3,781,655 from September 30, 2006 to March 31, 2007.  The decrease is due to principal payments during the six months ended March 31, 2007.

Loans payable decreased $8,218,544 from September 30, 2006 to March 31, 2007.   The decrease was due to the repayment of the balances on the securities margin loan and the line of credit with the proceeds from the Series A Preferred Stock offering.

On December 5, 2006, the Company issued 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) for net proceeds of $32,021,031, after underwriting discounts and commissions of $1,041,469.  Other expenses incurred for the Series A Preferred Stock offering, including legal and other professional fees, are estimated at $420,000.  The annual dividend of $1.90625 per share or 7.625% of the $25.00 per share liquidation value, is payable quarterly in arrears on

March 15, June 15, September 15, and December 15, commencing on March 15, 2007.  As of March 31, 2007, the Company had accumulated $210,085 in preferred dividends which had not been declared as of March 31, 2007.    The proceeds from the offering were used to repay the outstanding loans payable balances and to purchase the property in Roanoke, Virginia.   The remaining proceeds will be used to purchase additional properties, expanding currently owned properties, and for general corporate purposes.

The Company raised $194,701 from the issuance of shares in the DRIP during the six months ended March 31, 2007.  The decrease in funds raised from the DRIP as compared to prior quarters was expected and was due mainly to the modifications made to the DRIP on October 2, 2006.  The modifications allow for the DRIP to purchase shares in the open market for participants rather than issuing shares of Common Stock at up to a 5% discount from market from the Company’s authorized but unissued shares.

 Dividends paid on the Common Stock for the three months ended March 31, 2007 were $3,031,949.   Dividends paid for the six months ended March 31, 2007 were $6,063,898.  No new shares were issued related to dividend reinvestments, because the shares were purchased on the open market.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its line of credit, refinance debt, or raise capital through the DRIP or capital markets.

Liquidity and Capital Resources

Net cash provided by operating activities was $6,616,229 and $5,865,388 for the six months ended March 31, 2007 and 2006, respectively.  Dividends paid for the six months ended March 31, 2007 was $6,063,898.  In addition to cash from operations, management used proceeds from the Series A Preferred Stock offering to fund the dividend.  The Company owned unencumbered securities available for sale of approximately $14,000,000 as of March 31, 2007.  These marketable securities provide the Company with additional liquidity.  As of March 31, 2007, the Company owned forty-three properties of which thirty-one carried mortgage loans totaling $118,412,384.  The unencumbered properties could be refinanced to raise additional funds.  In addition, the Company has a $25,000,000 line of credit with no outstanding balance as of March 31, 2007.  The Company has been raising capital through its DRIP, private placements and public offerings of common and preferred stock and investing in net leased industrial properties.  The Company believes that funds generated from operations, the DRIP, and the Series A Preferred Stock offering, together with the Company’s ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next several years.

The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 35% as of March 31, 2007.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries is estimated at approximately 47% of total rental and occupancy charges for fiscal 2007.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

The Company does not have any off-balance sheet arrangements.

Funds From Operations

Funds from operations (FFO) is defined as net income, excluding gains or losses from sales of depreciable assets, plus real estate-related depreciation and amortization.   FFO should be considered as a supplemental measure of operating performance used by REITs.  FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis.  The items excluded from FFO are significant components in understanding the Company’s financial performance.

FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flow as a measure of liquidity.  FFO, as calculated by the Company, may not be comparable to similarly entitled measures reported by other REITs.

The Company’s FFO for the three and six months ended March 31, 2007 and 2006 is calculated as follows:

                       Three Months Ended

       Six Months Ended

	3/31/07	3/31/06	3/31/07	3/31/06

Net Income	$1,453,581	$1,778,429	$2,978,381	$3,324,329
Accumulated Preferred Dividend	(819,330)	-0-	(819,330)	-0-
Loss on Sale of Investment Property	-0-	28,385	-0-	28,385
Depreciation Expense	1,411,231	1,280,788	2,810,693	2,490,521
Depreciation Expense Related to Discontinued Operations	-0-	-0-	-0-	10,206
Amortization of In-Place Lease Intangible Assets	130,957	96,464	249,727	160,457
FFO	$2,176,439	$3,184,066	$5,219,471	$6,013,898

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended March 31, 2007 and 2006:

	2006	2005

Operating Activities	$6,616,229	$5,865,388
Investing Activities	(11,536,431)	(18,167,739)
Financing Activities	13,116,795	8,191,148

Forward-Looking Statements

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

In addition to the other cautionary information provided regarding forward-looking statements, the following factors related to the proposed Merger of the Company and MCC may cause actual results or earnings to differ materially from such forward-looking statements:

•

completion of the Merger is dependent on, among other things, receipt of stockholder approvals, the timing of which cannot be predicted with precision and which may not be received at all;

•

the Merger may be more difficult or expensive to complete than anticipated including as a result of unexpected factors or events; and

•

the anticipated cost savings and other synergies of the Merger may take longer to be realized or may not be achieved in their entirety.

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.

ITEM 4.  Controls and Procedures.

The Company’s President and Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings – None
Item 1A.

Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3.	Defaults Upon Senior Securities - None
Item 4.	Submission of Matters to a Vote of Security Holders – None
Item 5.	Other Information - (a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported

Effective January 1, 2007, the Company and Cynthia J. Morgenstern entered into an employment agreement that will expire on December 31, 2009.  Under this employment agreement, Ms. Morgenstern is entitled to receive a base salary of $208,550 for the year ending December 31, 2007, and is entitled to increases of 7.5% for the years ending December 31, 2008 and 2009, plus bonuses, if any, in amounts determined by the Company’s board of directors or president.  Pursuant to this employment agreement, the Company’s president must request annually that the Company’s stock option committee grant Ms. Morgenstern an option to purchase 50,000 shares of the Company’s Common Stock, although the employment agreement does not require that the stock option committee grant any options.  Ms. Morgenstern’s employment agreement provides for four weeks paid vacation, the use of an automobile, reimbursement of her reasonable and necessary business expenses and that Ms. Morgenstern is entitled to participate in the Company’s employee benefit plans.  Ms. Morgenstern’s employment agreement also requires the Company to reimburse Ms. Morgenstern for the cost of a disability insurance policy such that, in the event of Ms. Morgenstern’s disability for a period of more than 90 days, Ms. Morgenstern will receive benefits equal to her then-current salary.  In the event of a merger, sale or change of control of the Company, which is defined in Ms. Morgenstern’s employment agreement as a change in voting control of the Company or change in control of 25% or more of the Company’s board of directors by other than its existing directors and excludes transactions between the Company, MCC and UMH Properties Inc., Ms. Morgenstern will have the right to terminate the employment agreement or extend the employment agreement for three years from the date of the change in control.  Approximately 10% of Ms. Morgenstern’s compensation cost is allocated to, and reimbursed by, MCC pursuant to the cost sharing arrangement between the Company, MCC and UMH Properties, Inc.

.

Item 6.	Exhibits
2

Agreement and Plan of Merger between Monmouth Real Estate Investment Corporation and Monmouth Capital Corporation, dated March 26, 2007 (Incorporated by reference to Exhibit 2 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2007.

10	Employment Agreement with Cynthia J. Morgenstern, dated January 1, 2007 (Filed herewith).

31.1	Certification of Eugene W. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
31.2	Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002, signed by Eugene W.  Landy, President and Chief Executive Officer, and Anna T. Chew, Chief Financial Officer (Furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date:

May 7, 2007

By: /s/ Eugene W. Landy

           Eugene W. Landy

           President and Chief

                                                                                      Executive Officer

Date:

May 7, 2007

By: /s/ Anna T. Chew

           Anna T. Chew

           Chief Financial Officer