Form 10-Q
period 2007-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2007-08-08
CIK 67625

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 (X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

 (   )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

For the Quarter ended

Commission File

June 30, 2007

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

The number of shares or other units outstanding of each of the issuer's classes of securities as of August 1, 2007 was 23,968,696 shares of Common Stock and 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock .

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2007

C O N T E N T S

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2007 (UNAUDITED) AND SEPTEMBER 30, 2006

	June 30, 2007 (Unaudited)	September 30, 2006
ASSETS

Real Estate Investments:
Land	$41,307,713	$39,454,713
Buildings, Improvements and Equipment,
Net of Accumulated Depreciation of $32,959,879 and $28,833,564, respectively	177,856,666	177,160,872
Total Real Estate Investments	219,164,379	216,615,585

Real Estate Held for Sale, Net of Accumulated
Depreciation of $1,998,892 and $1,919,674,	3,515,993	3,595,211
respectively
Cash and Cash Equivalents	12,014,883	2,029,430
Securities Available for Sale, at Fair Value	12,123,677	10,395,767
Tenant and Other Receivables	480,288	914,235
Deferred Rent Receivable	1,117,105	1,119,370
Prepaid Expenses	573,463	212,807
Financing Costs, Net of Accumulated Amortization of $795,711 and $653,691, respectively	1,684,257	1,700,667
Lease Costs, Net of Accumulated Amortization of $180,545 and $213,208, respectively	282,641	217,531
Intangible Assets, net of Accumulated Amortization of $947,924 and $567,239, respectively	4,512,361	4,151,286
Other Assets	4,237,361	955,044
TOTAL ASSETS	$259,706,408	$241,906,933

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2007 (UNAUDITED) AND SEPTEMBER 30, 2006

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2007 (Unaudited)	September 30, 2006

Liabilities:
Mortgage Notes Payable	$121,191,285	$122,194,039
Loans Payable	-0-	8,218,544
Accounts Payable and Accrued Expenses	2,486,979	1,725,030
Other Liabilities	1,820,246	2,202,343
Total Liabilities	125,498,510	134,339,956

Shareholders’ Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Shares Authorized, 1,322,500 and -0- Shares Issued and Outstanding, respectively	$33,062,500	$-0-
Common Stock - $.01 Par Value, 28,677,500 Shares Authorized, 20,212,990 and 20,186,663 Shares Issued and Outstanding, respectively	202,130	201,867
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized, -0- Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	101,845,923	108,112,387
Accumulated Other Comprehensive Income	298,908	454,286
Loans to Officers, Directors & Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	134,207,898	107,566,977

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$259,706,408	$241,906,933

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
INCOME:
Rental and Reimbursement Revenue	$6,750,523	$6,452,912	$20,556,987	$19,024,462

EXPENSES:
Real Estate Taxes	882,381	931,734	3,133,135	2,795,832
Operating Expenses	501,954	450,415	1,565,671	1,306,748
General & Administrative Expense	530,083	673,085	1,758,056	1,790,052
Depreciation	1,394,840	1,240,349	4,126,315	3,651,652

TOTAL EXPENSES	3,309,258	3,295,583	10,583,177	9,544,284

OTHER INCOME (EXPENSE):

Interest and Dividend Income	423,101	252,229	1,004,188	818,401
Gain on Securities Transactions, net	495,782	118,117	530,378	439,758
Interest Expense	(2,001,569)	(2,010,373)	(6,165,055)	(6,080,523)

TOTAL OTHER INCOME (EXPENSE)	(1,082,686)	(1,640,027)	(4,630,489)	(4,822,364)

INCOME FROM CONTINUING OPERATIONS:	2,358,579	1,517,302	5,343,321	4,657,814

DISCONTINUED OPERATIONS
Income (Loss) from Operations of Disposed Property and Property
Held for Sale	(72,197)	130,565	(78,558)	342,767
Loss on Sale of Investment Property	-0-	-0-	-0-	(28,385)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(72,197)	130,565	(78,558)	314,382

NET INCOME	2,286,382	1,647,867	5,264,763	4,972,196

Preferred dividend declared	(630,254)	-0-	(1,239,499)	-0-

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS	$1,656,128	$1,647,867	$4,025,264	$4,972,196

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) – CONTINUED

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06

BASIC EARNINGS – PER SHARE
Income from Continuing Operations	$.12	$.07	$.26	$.24
Less: Accumulated Preferred Dividend	(.04)	-0-	(.07)	-0-
Income from Discontinued Operations	-0-	.01	-0-	.02
Net Income Applicable to Common Shareholders – Basic	$.08	$.08	$.19	$.26

DILUTED EARNINGS – PER SHARE
Income from Continuing Operations	$.12	$.07	$.26	$.24
Less: Accumulated Preferred Dividend	(.04)	-0-	(.07)	-0-
Income from Discontinued Operations	-0-	.01	-0-	.02
Net Income Applicable to Common Shareholders – Diluted	$.08	$.08	$.19	$.26

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,212,990	19,800,056	20,210,075	19,390,189
Diluted	20,321,048	19,845,211	20,297,110	19,438,446

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,264,763	$4,972,196
Noncash Items Included in Net Income:
Depreciation	4,205,533	3,780,685
Amortization	587,502	485,649
Stock Compensation Expense	87,714	108,211
Gain on Securities Transactions, net	(530,378)	(439,758)
Loss on Sale of Investment Property	-0-	28,385
Changes In:
Tenant, Deferred Rent and Other Receivables	436,212	(35,201)
Prepaid Expenses	(360,656)	(363,852)
Other Assets and Lease Costs	(968,018)	(698,654)
Accounts Payable, Accrued Expenses and Other Liabilities	(297,277)	357,267
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,425,395	8,194,928

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(7,178,756)	(21,799,300)
Capital Improvements & Purchases of Equipment	(238,113)	(116,229)
Increase in Construction in Progress	(1,767,077)	(262,107)
Proceeds from Sale of Investment Property	-0-	1,320,854
Proceeds from Sale of Securities Available for Sale	2,346,557	3,304,567
Purchase of Securities Available for Sale	(3,699,467)	(552,290)
NET CASH USED IN INVESTING ACTIVITIES	(10,536,856)	(18,104,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans	28,164,660	25,025,712
Principal Payments on Loans	(36,383,204)	(23,857,085)
Proceeds from Mortgages	4,725,000	9,500,000
Principal Payments on Mortgages	(5,727,754)	(5,096,813)
Financing Costs on Debt	(125,610)	(231,008)
Proceeds from Issuance of Common Stock	194,700	5,545,533
Proceeds from Preferred Stock, net of offering costs	31,584,467	-0-
Proceeds from Exercise of Stock Options	-0-	142,600
Preferred Dividends Paid	(1,239,499)	-0-
Common Stock Dividends Paid, Net of Reinvestments	(9,095,846)	(5,367,996)
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,096,914	5,660,943

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,985,453	(4,248,634)
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	2,029,430	5,922,954
END OF PERIOD	$12,014,883	$1,674,320

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007

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

The interim consolidated financial statements furnished herein include the Company and subsidiaries, and reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2007 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  All intercompany transactions and balances have been eliminated in consolidation.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2006 have been omitted.

On March 26, 2007, the Company, Route 9 Acquisition, Inc. (Route 9) which is a newly formed wholly-owned subsidiary of the Company, and Monmouth Capital Corporation (MCC) entered into an Agreement and Plan of Merger (the Merger Agreement). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Route 9 will merge with and into MCC (the Merger), with MCC continuing as the surviving corporation, as a wholly-owned subsidiary of the Company.

The Merger was consummated on July 31, 2007.  As a result of the Merger, each issued and outstanding share of MCC’s common stock, par value $1.00 per share (MCC Common Stock), was converted into and exchanged for the right to receive 0.655 (the Exchange Ratio) shares (the Merger Consideration) of the Company’s common stock, par value $0.01 per share (Common Stock). The Company expects to issue approximately 3,700,000 shares of Common Stock as the Merger Consideration.  Following consummation of the Merger, MCC’s outstanding 8.0% Convertible Subordinated Debentures due 2013 and 8.0% Convertible Subordinated Debentures due 2015 remained outstanding obligations of MCC and will became convertible into shares of the Company’s Common Stock, at conversion prices adjusted to reflect the Exchange Ratio.

Employee Stock Options

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure.”  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $29,238 and $34,914 have been recognized in the three months ended June 30, 2007 and 2006, respectively and $87,714 and $108,211 have been recognized in the nine months ended June 30, 2007 and 2006, respectively.

The 1997 Stock Option Plan (the 1997 Plan) expired on December 31, 2006.  During the nine months ended June 30, 2007, no options were granted exercised or expired.  As of June 30, 2007, there were options outstanding to purchase 961,000 shares under the expired 1997 plan.

On July 26, 2007, the shareholders approved and ratified the Company’s 2007 Stock Option Plan (the 2007 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.  The option price shall not be below the fair market value at date of grant.  If options granted under the 2007 Plan expire or terminate for any reason without having been exercised in full, the common shares subject to, but not delivered under, such options shall become available for additional option grants under the 2007 Plan.  This Plan replaced the 1997 Plan which, pursuant to its terms, terminated on December 31, 2006.  The outstanding options under the 1997 Plan remain outstanding until exercised, forfeited or expired.

NOTE 2 – NET INCOME APPLICABLE TO COMMON SHAREHOLDERS PER SHARE

Basic net income applicable to common shareholders per share is calculated by dividing net income less the accumulated preferred dividend by the weighted-average number of common shares outstanding during the period.  Diluted net income applicable to common shareholders per share is calculated by dividing net income less the accumulated preferred dividend by the weighted-average number of common shares outstanding plus the weighted-average number of net common shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 108,058 and 45,155 shares for the three months ended June 30, 2007 and 2006, respectively, are included in the diluted weighted average common shares outstanding.   Options in the amount of 87,035 and 48,257 shares for the nine months ended June 30, 2007 and 2006, respectively are included in the diluted weighted average common shares outstanding.

NOTE 3 – COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income:

          Three Months Ended

     Nine Months Ended

	6/30/07	6/30/06	6/30/07	6/30/06
Net Income	$2,286,382	$1,647,867	$5,264,763	$4,972,196
Increase (Decrease) in unrealized gain on securities available for sale	(653,348)	(232,240)	(155,378)	(319,201)
Comprehensive Income	$1,633,034	$1,415,627	$5,109,385	$4,652,995

NOTE 4 – REAL ESTATE INVESTMENTS

Acquisitions

On December 8, 2006, the Company purchased an 83,000 square foot industrial building in Roanoke, Virginia.  The building is 100% net-leased to DHL through December 7, 2016 with a lease guaranteed by Airborne Freight Corporation.  The purchase price including closing costs was approximately $7,200,000.  The Company initially used proceeds from the December 2006 preferred stock offering to finance the acquisition.  On April 11, 2007, the Company obtained a $4,725,000 mortgage (see Debt footnote).  Management estimated that the value allocated to the lease in place at purchase was approximately $742,000.

Lease Activity

On December 1, 2006, the tenant of the property in South Brunswick, New Jersey vacated the building in connection with the expiration of the lease extension.  The building is now vacant.   Since the property meets the criteria of FASB No. 144, the property is classified as held for sale.

In December 2006, the Company signed a new lease with Keystone Automotive Industries MN, Inc. for the 36,270 square foot property in Urbandale, Iowa.   The lease term and tenant occupancy began April 1, 2007 and expires March 31, 2017.  The annual rent is $117,878 for the first year with annual increases of 2%.

Exchange Transaction

On June 14, 2007 the Company entered into a purchase and sale agreement to sell the industrial building in South Brunswick, New Jersey, for approximately $8,500,000.  This property is intended to serve as the relinquished property in a like-kind exchange transaction that will qualify for tax-deferred treatment under Section 1031 of the Code.  Closing of the sale of the South Brunswick, New Jersey property occurred on August 3, 2007.   On August 6, 2007, the Company took ownership of a 193,371 square foot industrial building in Orion, Michigan, leased to FedEx Ground Package System, Inc, for approximately $17,000,000 as the replacement property (see Note 15 - Subsequent Events).

Expansions

The Company is currently expanding the industrial building in Beltsville, Maryland.  Total construction costs are expected to be $4,300,000.  The building will be expanded from 109,705 square feet to 144,523 square feet.   Construction of the expansion is expected to be completed in the third fiscal quarter of 2008.  The Company has recorded $418,972 as construction in progress related to this expansion as of June 30, 2007.

The Company is also expanding the industrial building in Cudahy, Wisconsin.  Total construction costs are expected to be $3,200,000.  The building will be expanded from 114,123 square feet to 142,479 square feet.  The Company has recorded $2,384,870 as construction in progress related to this expansion as of June, 30, 2007. Construction of the expansion is expected to be completed during the fourth fiscal quarter of 2007. Construction in progress is included in Other Assets.

Tenant Concentration

The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 35% as of June 30, 2007.   Annualized rental and reimbursement revenue from FDX and FDX subsidiaries are estimated to be approximately 46% of total rental and reimbursement revenue for fiscal 2007.

NOTE 5 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the nine months ended June 30, 2007, the Company made purchases of $3,699,467 in securities available for sale.  Included in these purchases were purchases of $12,191 or 2,217 shares of MCC through its Dividend Reinvestment and Stock Purchase Plan (MCC Drip).  The Company also sold or redeemed $1,816,179 in securities available for sale, recognizing a gain on sale or redemption of securities of $333,303.

During the nine months ended June 30, 2007, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the risk of rolling over the fixed-rate mortgage debt at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at June 30, 2007 was a liability of $47,110.  During the three and nine months ended June 30, 2007, the Company recorded a realized gain of $309,908 and $244,185, respectively, on settled futures contracts.

NOTE 6 – OTHER ASSETS

Other assets consisted of the following as of June 30, 2007 and September 30, 2006:

	6/30/07	9/30/06

Deposits and pre-acquisition costs	$731,943	$595,408
Construction in progress	2,803,842	359,636
Deferred Merger and stock issuance costs	701,576	-0-
Total	$4,237,361	$955,044

Construction in progress relates to costs incurred for the expansions of the Beltsville, Maryland and Cudahy, Wisconsin properties described under Note 4 - Real Estate Investments.

NOTE 7 – DEBT

On April 11, 2007, the Company obtained a mortgage of $4,725,000 on the property in Roanoke, Virginia.  The mortgage is for 10 years and is at a fixed rate of 5.96%.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock

On December 5, 2006, the Company issued 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value $.01 per share (Series A Preferred Stock), for net proceeds of $32,021,031 after underwriting discounts and commissions of $1,041,469.  Other expenses incurred for the preferred offering, including legal and other professional fees, were $436,564.  The annual dividend of $1.90625 per share, or 7.625% of the $25.00 per share liquidation value, is payable quarterly in arrears on March 15, June 15, September 15, and December 15, commencing on March 15, 2007.

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

During any period of time that both (i) the Series A Preferred Stock is not listed on the New York Stock Exchange, the American Stock Exchange or The NASDAQ Stock Market and (ii) the Company is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), but any shares of Series A Preferred Stock are outstanding, the Company will (a) increase the cumulative cash dividends payable on the Series A Preferred Stock to a rate of 8.625% per year of the $25.00 liquidation preference per share, which is equivalent to $2.15625 per share per year,  and (b) have the option to redeem the outstanding Series A Preferred Stock, in whole but not in part, within 90 days after the date upon which the shares the Company ceases to be listed and  cease to be subject to such reporting requirements, for a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Holders of the Series A Preferred Stock generally have no voting rights, except if the Company fails to pay dividends for six or more quarterly periods, whether or not consecutive, or with respect to certain specified events.

The Board of Directors has declared and paid the following dividends on the Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/10/07	2/28/07	3/15/07	$609,245	$0.4607
4/3/07	5/31/07	6/15/07	630,254	0.4766

On July 2, 2007, the Board of Directors declared a quarterly dividend of $0.4766 per share to be paid September 17, 2007 to shareholders of record as of August 31, 2007.

Common Stock

On October 2, 2006, the Company amended its Dividend Reinvestment and Stock Purchase Plan (DRIP).  The source of shares of common stock purchased under the Plan will now either be shares purchased by the Company on the open market or from authorized but unissued shares of the Company Common Stock. If the Shares are purchased in the open market, the 5% discount from the market price is eliminated.  When purchased in the open market, the purchase price per share will be the weighted average purchase price per share paid by the transfer agent for all of the shares purchased.  In determining the weighted average purchase price, purchases may be aggregated for both dividend reinvestment and optional cash purchases, or independent calculations may be made, at the discretion of the Company.  This modification became effective with the December 15, 2006 investment.

For the nine months ended June 30, 2007, the Company received $194,700 from the DRIP.  There were 26,327 shares issued under the Plan.  This amount did not include issuance of new shares to participants electing dividend reinvestment, as the participants electing dividend reinvestment received shares purchased on the open market.

On June 15, 2007, the Company paid $3,031,949 as a dividend of $0.15 per share to common shareholders of record as of May 15, 2007.  The total common dividends paid for the nine months ended June 30, 2007 were $9,095,846.  On July 2, 2007, the Company declared a dividend of $0.15 per common share to be paid on September 15, 2007 to common shareholders of record as of August 15, 2007.

In connection with the closing of the Merger on July 31, 2007, the Company anticipates issuing 3,755,704 shares of Common Stock as the Merger Consideration.

NOTE 9 – RELATED PARTY TRANSACTIONS

All of the Company’s properties are managed by Cronheim Management Services, Inc. (CMS), a division of David Cronheim Company, a related party.  Daniel D. Cronheim is a Director of the Company and Executive Vice President of David Cronheim Company.  The David Cronheim Mortgage Corporation, an affiliated company, received $47,250 in mortgage brokerage commissions during the nine months ended June 30, 2007.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended June 30, 2007 and 2006 was $6,143,011 and $6,080,523, respectively.

During the nine months ended June 30, 2007 and 2006, the Company had dividend reinvestments of $-0- and $3,368,641, respectively, which required no cash transfers.

As of June 30, 2007 and 2006, the Company had accrued $677,129 and $-0- in construction in progress.  This accrual is included in Other Assets and Accounts Payable and Accrued Expenses.

NOTE 11 – DISCONTINUED OPERATIONS

At June 30, 2007, the Company owned forty-two industrial properties and one shopping center comprising approximately 4,700,000 square feet.  One industrial property located in South Brunswick, New Jersey, was classified as held for sale. In accordance with FAS 144, the results of operation of the South Brunswick, New Jersey property is included in discontinued operations. The property was sold on August 3, 2007 for a sale price of approximately $8,500,000.

Income (loss) from discontinued operations for the three and nine months ended June 30, 2007 reflects the results of operations of the one industrial property in South Brunswick, New Jersey, that was classified as held for sale.  Income from discontinued operations for the three and nine months ended June 30, 2006 include the operations of the industrial property in South Brunswick, New Jersey classified as held for sale as of June 30, 2007 and one industrial property in Wichita, Kansas, which was sold in March 2006.  The following table summarizes the components of discontinued operations:

	Three Months		Nine Months
	6/30/07	6/30/06	6/30/07	6/30/06

Rental and Reimbursement Revenue	$-0-	$234,050	$156,034	$712,181
Real Estate Taxes	(53,297)	(44,368)	(142,033)	(161,660)
Operating Expenses	(18,900)	(19,508)	(13,341)	(78,721)
Depreciation	-0-	(39,609)	(79,218)	(129,033)
Income (Loss) from Operations of Disposed Property and Property Held for Sale	(72,197)	130,565	(78,558)	342,767
Loss on Sale of Investment Property	-0-	-0-	-0-	(28,385)
Income (Loss) from Discontinued Operations	($72,197)	$130,565	($78,558)	$314,382

Cash flows from discontinued operations for the nine months ended June 30, 2007 and 2006 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2007	2006

Cash flows from Operations – Discontinued Operations	$135,014	$507,189
Cash flows from Investing Activities – Discontinued Operations	-0-	1,320,854
Cash flows from Financing Activities – Discontinued Operations	(135,014)	(703,850)

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

As of June 30, 2007, the Company had approximately $3,900,000 and $800,000 in commitments under the construction contracts for the expansion of the Beltsville, Maryland and Cudahy, Wisconsin industrial buildings, respectively.  Construction of the Beltsville and Cudahy expansions are expected to be completed during 2008 and 2007, respectively.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 prescribes how the Company should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, the Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions but, as a REIT, we generally do not pay tax on our net income distributed as dividends to our shareholders. Our taxable subsidiary does not join in the

Company’s REIT tax filings and as such is itself subject to federal income tax. The Company will adopt FIN 48 effective October 1, 2007 and have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company plans to adopt SFAS 159 beginning October 1, 2008.  The Company is currently evaluating the impact of SFAS 159 on our consolidated financial statements.

NOTE 15 – SUBSEQUENT EVENTS

On July 18, 2007, the Company signed a lease with Maidenform, Inc. for the vacant 148,000 square foot industrial property in Fayetteville, North Carolina. The lease term begins August 1, 2008 and end December 31, 2012.  The average rent per square foot is $2.68 over the term of the lease.

On July 31, 2007, Route 9 merged with and into MCC and MCC became a wholly-owned subsidiary of the Company.  As a result of the Merger, each share of MCC's common stock owned by the Company and its subsidiaries at the time of the Merger was cancelled and each other share of MCC’s common stock outstanding at the time of the Merger was converted into and exchanged for the right to receive 0.655 shares of Common Stock.

Total consideration for the Merger approximated $33,900,000.  The merger will be accounted for as a purchase by the Company. The assets and liabilities of MCC as of the effective time of the Merger will be recorded at their respective fair values and added to those of the Company.  Financial statements of the Company issued after the merger will reflect such fair values and will not be restated retroactively to reflect the historical financial position or results of operations of MCC. The results of operations of MCC will be included in the results of operations of the Company beginning on the effective date of the merger.

As a result of the Merger, on July 31, 2007, pursuant to the terms of an Indenture, dated as of October 23, 2003, between MCC and Wilmington Trust Company, as trustee (Trustee), MCC’s outstanding 8% Convertible Subordinated Debentures Due 2013 became convertible into shares of the Company’s Common Stock at an adjusted conversion price of $9.16 per share and, pursuant to the terms of an Indenture, dated as of March 30, 2005, between MCC and the Trustee, MCC’s outstanding 8% Convertible Subordinated Debentures Due 2015 became convertible into shares of the Company’s Common Stock at an adjusted conversion price of $11.45 per share.

Please see the Current Report on Form 8-K filed with the Securities Exchange Commission (SEC) on August 1, 2007 and the joint proxy statement/prospectus filed on June 8, 2007 with the SEC for more information on the merger and the assets and liabilities of MCC.  These filings are available on the SEC website at www.sec.gov.

On August 3, 2007, the Company sold the industrial building in S. Brunswick, New Jersey for a purchase price of approximately $8,500,000.  The Company will recognize a gain on sale of approximately $5,000,000.  This property is intended to be the relinquished property in a like-kind exchange transaction that will qualify for tax-deferred treatment under Section 1031 of the Code.

On August 6, 2007, the Company took ownership of a 193,371 square foot industrial building in Orion, Michigan, leased to FedEx Ground Package System, Inc. for ten years, for approximately $17,000,000.  This property is intended to be the replacement property in the 1031 exchange.  The Company used $9,000,000 in cash from the proceeds of the preferred stock offering and drew $8,300,000 on its line of credit with North Fork Bank.    On August 6, 2007, the Company closed on a $12,200,000 mortgage on the Orion, Michigan property.  The mortgage is for ten years and is at a fixed rate of 6.57%.   The proceeds will be used to pay down the balance on the line of credit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s September 30, 2006 Annual Report on Form 10-K.

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment-grade tenants.   As of June 30, 2007, the Company owns forty-two industrial properties and one shopping center with a total of approximately 4,733,000 square feet.  Total real estate investments were approximately $219,164,000 at June 30, 2007. These properties are located in Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Virginia, and Wisconsin.  As of June 30, 2007, the Company’s weighted average lease expiration term was 4.9 years and the percent of square footage leased and occupied was 91%.  The Company’s average rent per square foot for fiscal 2007 is approximately $4.79 per square foot.  Total acquisitions of real estate made during fiscal year 2007 to date were approximately $7,200,000.

Management intends to grow the Company’s real estate portfolio and expects to acquire additional properties in fiscal 2007.   On March 26, 2007, the Company entered into a Merger Agreement (see Note No. 1 to the Consolidated Financial Statements) with MCC. MCC owns a controlling interest in fourteen industrial properties.  The Merger closed on July 31, 2007, and as a result, the Company will issue 3,755,706 shares of Common Stock as the Merger Consideration to the former MCC shareholders.

 The Company has a concentration of FDX and FDX subsidiary-leased properties.  As of June 30, 2007, the percentage of FDX-leased square footage as a total of the Company’s rental space is 35%, with 13% leased to FDX and 22% leased to FDX subsidiaries.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries are estimated at approximately 46% of total rental and reimbursement revenue for fiscal 2007.

The Company also holds a portfolio of securities of other REITs valued at approximately $12,124,000 as of June 30, 2007.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread, for liquidity and when suitable acquisitions of real property cannot be found.  As of June 30, 2007, the Company’s portfolio consisted of 55% preferred stocks, 41% common stocks and 4% debentures.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.  Revenue also includes interest and dividend income and gain on securities transactions.  Rental and reimbursement revenue increased $1,532,525 or 8% for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.  The increases in rental and reimbursement revenue are due mainly to the full year of rent and reimbursements from the property acquisitions made during fiscal 2006 and the addition of the rental and reimbursement revenue from the Company’s 2007 acquisition in Roanoke, Virginia.

Net income increased $292,567 or 6% for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.  The increase in net income is due mainly to an increase in rental and reimbursement revenue, increases in gains on sales of securities transactions and interest and dividend income.  This increase is partially offset by an increase in operating expenses, interest expense and depreciation. The increase in operating expenses is primarily related to the three vacant properties as of June 30, 2007.

See PART I, Item 1 – Business in the Company’s September 30, 2006 Annual Report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of June 30, 2007, the Company owned forty-three properties with total square footage of approximately 4,733,000 as compared to forty-one properties with square footage of approximately 4,434,000 as of June 30, 2006.  As of June 30, 2007, the Company’s weighted average lease expiration term was 4.9 years.  The Company’s occupancy rate was 91% and 92% as of June 30, 2007 and 2006, respectively.

The Company made the following property acquisition during the nine months ending June 30, 2007 and the nine months ended June 30, 2006:

FY 2007

Acquisition Date	Location	Square Footage	Purchase Price	Tenant	Average Annual Rent	Annual Rent/PSF	Lease Expires

12/8/06	Roanoke, VA	83,000	$7,200,000	DHL	$591,000	$7.12	12/7/16

FY 2006

Acquisition Date	Location	Square Footage	Purchase Price	Tenant	Average Annual Rent	Annual Rent/PSF	Lease Expires

12/13/05	Richfield, OH	79,485	$8,600,000	FDX	$645,000	$8.11	10/31/16
12/21/05	Colorado Springs, Co	53,202	5,500,000	FDX Gr	412,000	7.74	09/30/15
12/29/05	Tampa, FL	95,662	7,600,000	FDX	572,000	5.98	09/30/17

Rental and reimbursement revenue increased $297,611 or 5% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 and increased $1,532,525 or 8% for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.    The increase is due mainly to the rent and accrued tenant reimbursement revenue related to the acquisition of the industrial property acquired in Roanoke, Virginia in December 2006 and the full nine months of rent and occupancy charges from the industrial properties acquired during the nine months ended June 30, 2006.   The increase was offset by a decrease in rent and reimbursement revenue related to the vacant properties as of June 30, 2007 in Jackson, Mississippi, Fayetteville, NC and South Brunswick, New Jersey.  The decrease in rental revenue related to these vacant properties, based on the previous leases, was approximately $1,050,975.

Real estate taxes decreased $49,353 or 5% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.  Real estate taxes increased 337,303 or 12% for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.   Operating expenses increased $54,539 or 11% for the three

months ended June 30, 2007 as compared to the three months ended June 30, 2006 and increased $258,923 or 20% for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.  The decrease in real estate taxes for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 in real estate taxes is due to adjustments in accrued real estate tax expense.  The increases in real estate taxes and operating expenses for the nine months ended June 30, 2007 as compared to June 30, 2006 are due mainly to the real estate taxes and insurance costs related to the acquisition of the industrial property acquired in Roanoke, Virginia in December, 2006, the full nine months of operations from the industrial properties acquired during the nine months ended June 30, 2006 and the increase in amortization of the intangible in-place lease assets.  Since these properties are subject to net-leases, the real estate taxes and insurance costs are billed to the tenant and these occupancy charges are accrued in the rental and reimbursement revenue noted above.  In addition, the increase in operating expenses is due to the unreimbursed operating expenses related to the vacant properties at June 30, 2006.

General and administrative expense decreased $143,002 or 21% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 and decreased $31,996 or 2% for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.   The decrease for the three months is due mainly to decreases in professional fees.  The decrease for the nine months is due mainly to decreases in professional fees and public relations partially offset by increases in salaries, personnel costs and directors’ fees.

Depreciation expense increased $154,491 or 12% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 and increased $474,663 or 13% for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.  The increase is due to the depreciation expense related to the properties acquired as noted above.

Interest and dividend income increased $170,872 or 68% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 and increased $185,787 or 23% for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.  The increase for the three months is due mainly to the higher average balance of securities for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.  The average balance of securities was approximately $12,782,000 and $11,348,000 for the three months ended June 30, 2007 and 2006, respectively.  The increase for the nine months is due mainly to the interest earned on the cash proceeds from the remaining preferred offering of approximately $8,000,000 which is invested in money market funds until suitable acquisitions or other REIT investments can be found.  The increase is partially offset by a decrease in interest income from securities due to a slight decrease in the average balance of securities for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.   The average balance of securities was approximately $12,756,000 and $12,789,000 for the nine months ended June 30, 2007 and 2006, respectively.

Gain on securities transactions, net consisted of the following:

	Three Months Ended		Nine Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06

Gain on sale of securities, net	$293,453	($3,376)	$333,303	$38,025
Gain (loss) on settled futures contracts	309,908	95,474	244,185	325,795
Unrealized gain (loss) on open futures contracts	(107,579)	26,019	(47,110)	75,938
Gain (loss) on securities transactions, net	$495,782	$118,117	$530,378	$439,758

Gain on securities transactions, net increased 377,665 or 320% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2007 and increased $90,620 or 21% for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.   The increase for the three months is due mainly to the fluctuations on the Company’s futures contacts.  The Company invests in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  In addition, the Company sold or redeemed more securities in the three and nine months ended June 30, 2007 compared to the three and nine months ended June 30, 2006.

Interest expense decreased $8,804 or 0% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 and increased $84,532 or 1% for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.  The decrease for the three months is due mainly to the decrease in the average balance outstanding of loans payable.  Average balances for the three months ended June 30, 2007 and 2006 were approximately $-0- and $1,384,000, respectively.  The increase in interest expense for the nine months is due mainly to the nine months of interest related to the mortgages on the industrial properties purchased during 2006 partially offset by a decrease in the average balance of loans payable for the nine months.  The average balance of loans payable was $2,055,000 and $2,567,000 for the nine months ended June 30, 2007 and 2006, respectively.

At June 30, 2007, the Company owned forty-two industrial properties and one shopping center comprising approximately 4,700,000 square feet.  One industrial property located in South Brunswick, New Jersey, was classified as held for sale. In accordance with FAS 144, the results of operation of the South Brunswick, New Jersey property is included in discontinued operations.  This property was sold on August 3, 2007.

Income (loss) from discontinued operations for the three and nine months ended June 30, 2007 reflects the results of operations of the one industrial property in South Brunswick, New Jersey, that was classified as held for sale.  Income from discontinued operations for the three and nine months ended June 30, 2006 include the operations of the industrial property in South Brunswick, New Jersey classified as held for sale as of

June 30, 2007 and one industrial property in Wichita, Kansas, which was sold in March 2006.  The following table summarizes the components of discontinued operations:

	Three Months		Nine Months
	6/30/07	6/30/06	6/30/07	6/30/06

Rental and Reimbursement Revenue	$-0-	$234,050	$156,034	$712,181
Real Estate Taxes	(53,297)	(44,368)	(142,033)	(161,660)
Operating Expenses	(18,900)	(19,508)	(13,341)	(78,721)
Depreciation	-0-	(39,609)	(79,218)	(129,033)
Income (Loss) from Operations of Disposed Property and Property Held for Sale	(72,197)	130,565	(78,558)	342,767
Loss on Sale of Investment Property	-0-	-0-	-0-	(28,385)
Income (Loss) from Discontinued Operations	($72,197)	$130,565	($78,558)	$314,382

Cash flows from discontinued operations for the nine months ended June 30, 2007 and 2006 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2007	2006

Cash flows from Operations – Discontinued Operations	$135,014	$507,189
Cash flows from Investing Activities – Discontinued Operations	-0-	1,320,854
Cash flows from Financing Activities – Discontinued Operations	(135,014)	(703,850)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net cash from operating activities of $8,425,395 for the nine months ended June 30, 2007 as compared to $8,194,928 for the nine months ended June 30, 2006.

Real estate investments, net of accumulated depreciation, increased $2,548,794 from September 30, 2006 to June 30, 2007.  The increase is due mainly to the purchase of the industrial property in Roanoke, Virginia of approximately $6,427,000, partially offset by the depreciation expense of $4,126,315 for the nine months ended June 30, 2007.  Intangible assets, net increased $361,075 due mainly to the recording of the in-place lease intangible value of $741,760 associated with the acquisition noted above offset by amortization for the nine months ended June 30, 2007 of $380,685.

Cash and cash equivalents increased $9,985,453 from September 30, 2006 to June 30, 2007.  The increase is due mainly to the net proceeds received from the offering of the Series A Preferred Stock issued on December 5, 2006 of $31,584,467 and increased dividend and interest income, partially offset by the purchase of the Roanoke, Virginia property for $7,178,756, the net repayment of the loans payable balance of $8,218,544 and the payment of the quarterly dividends of $9,095,846.

Securities available for sale increased $1,727,910 from September 30, 2006 to June 30, 2007.  The increase is due mainly to purchases of $3,699,467.  This increase was partially offset by sales of securities with original cost of $1,816,179 and a decrease in the unrealized gain of $155,378.

During the nine months ended June 30, 2007, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the risks of rolling over the fixed mortgage debt at higher interest rates and reducing the exposure of the debt securities portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives as of June 30, 2007 was a liability of $47,110.

Tenant and Other Receivables decreased $433,947 from September 30, 2006 to June 30, 2007.  The decrease is due mainly to the payment of real estate tax and other reimbursements by the tenants.

Prepaid expenses increased $360,656 from September 30, 2006 to June 30, 2007.  The increase is due mainly to an increase in prepaid real estate taxes and prepaid insurance related to timing of payments.  The Company recognizes real estate tax and insurance expense ratably over the fiscal year.

Other assets increased $3,282,317 from September 30, 2006 to June 30, 2007.  The increase is due mainly to the increase in construction in progress related to the property expansions in Beltsville, Maryland and Cudahy, Wisconsin of $2,444,206 and an increase in deferred costs related to the MCC Merger of $701,576 and an increase in deposits and other pre-acquisition costs of $136,535.

Mortgage notes payable decreased $1,002,754 from September 30, 2006 to June 30, 2007.  The decrease is due to principal payments during the nine months ended June 30, 2007 of $5,727,754, partially offset by the new mortgage of $4,725,000 on the Roanoke, Virginia property.

Loans payable decreased $8,218,544 from September 30, 2006 to June 30, 2007.   The decrease was due to the repayment of the balances on the securities margin loan and the line of credit with the proceeds from the Series A Preferred Stock offering.

On December 5, 2006, the Company issued 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) for net proceeds of $32,021,031, after underwriting discounts and commissions of $1,041,469.  Other expenses incurred for the Series A Preferred Stock offering, including legal and other professional fees, were $436,564.  The annual dividend of $1.90625 per share or 7.625% of the $25.00 per share liquidation value, is payable quarterly in arrears on March 15, June 15, September 15, and December 15, commencing on March 15, 2007.  As of June 30, 2007, the Company had accumulated $210,085 in preferred dividends which had not been declared as of June 30, 2007.    The proceeds from the offering were used to repay the outstanding loans payable balances and to purchase the property in Roanoke, Virginia.   The remaining proceeds will be used to purchase additional properties, expanding currently owned properties, and for general corporate purposes.

The Company raised $194,700 from the issuance of shares in the DRIP during the nine months ended June 30, 2007.  The decrease in funds raised from the DRIP as compared to prior quarters was expected and was due mainly to the modifications made to the DRIP on October 2, 2006.  The modifications allow for the DRIP to purchase shares in the open market for participants rather than issuing shares of Common Stock at up to a 5% discount from market from the Company’s authorized but unissued shares.

 Dividends paid on the Common Stock for the three months ended June 30, 2007 were $3,031,949.   Dividends paid for the nine months ended June 30, 2007 were $9,095,846.  No new shares were issued related to dividend reinvestments, because the shares were purchased on the open market.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its line of credit, refinance debt, or raise capital through the DRIP or capital markets.

Liquidity and Capital Resources

Net cash provided by operating activities was $8,425,395 and $8,194,928 for the nine months ended June 30, 2007 and 2006, respectively.  Dividends paid for the nine months ended June 30, 2007 and 2006 were $9,095,846 and $5,367,996.  In addition to cash from operations, management used proceeds from the Series A Preferred Stock offering to fund the dividends paid for the nine months ended June 30, 2007.  The Company owned unencumbered securities available for sale of approximately $12,124,000 as of June 30, 2007.  These marketable securities provide the Company with additional liquidity.  As of June 30, 2007, the Company owned forty-three properties, of which thirty two carried mortgage loans totaling $121,191,285.  The unencumbered properties could be refinanced to raise additional funds.  In addition, the Company has a $25,000,000 line of credit with no outstanding balance as of June 30, 2007.  The Company has been raising capital through its DRIP, private placements and public offerings of common and preferred stock and investing in net leased industrial properties.  The Company believes that funds generated from operations, the DRIP, and the Series A Preferred Stock offering, together with the Company’s ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next several years.

The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 35% as of June 30, 2007.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries is estimated at approximately 46% of total rental and occupancy charges for fiscal 2007.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

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

The Company’s FFO for the three and nine months ended June 30, 2007 and 2006 is calculated as follows:

                       Three Months Ended

     Nine Months Ended

	6/30/07	6/30/06	6/30/07	6/30/06

Net Income	$2,286,382	$1,647,867	$5,264,763	$4,972,196
Accumulated Preferred Dividend	(840,339)	-0-	(1,449,584)	-0-
Loss on Sale of Investment Property	-0-	-0-	-0-	28,385
Depreciation Expense	1,394,840	1,240,349	4,126,315	3,651,652
Depreciation Expense Related to Discontinued Operations	-0-	39,609	79,218	129,033
Amortization of In-Place Lease Intangible Assets	130,955	96,466	380,682	256,923
FFO	$2,971,838	$3,024,291	$8,401,394	$9,038,189

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended June 30, 2007 and 2006:

	2007	2006

Operating Activities	$8,425,395	$8,194,928
Investing Activities	(10,536,856)	(18,104,505)
Financing Activities	12,096,914	5,660,943

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

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3.	Defaults Upon Senior Securities - None
Item 4.	Submission of Matters to a Vote of Security Holders – None
Item 5.	Other Information - None

Item 6.	Exhibits

31.1	Certification of Eugene W. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
31.2	Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
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

August 7, 2007

By: /s/ Eugene W. Landy

           Eugene W. Landy

           President and Chief

                                                                                      Executive Officer

Date:

August 7, 2007

By: /s/ Anna T. Chew

           Anna T. Chew

           Chief Financial Officer