Form 10-K
period 2007-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2007-12-13
CIK 67625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________________ to ____________________

Commission File Number 001-33177

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

Registrant’s telephone number, including area code: (732)- 577-9996

Securities registered pursuant to Section 12(b) of the Act:

Common Stock      $.01 par value per share - NASDAQ Global Select Market

7.625% Series A Cumulative Redeemable Preferred Stock   $.01 par value per share, $25 liquidation value per share - NASDAQ Global Select Market

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

The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 31, 2007 was $160,902,782.

There were 23,954,696 shares of Common Stock and 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock outstanding as of December 1, 2007.

Documents Incorporated by Reference: Exhibits incorporated by reference are listed in Part IV, Item 15 (a) (3).

TABLE OF CONTENTS

Item No.		Page No.
	Part I
1	Business.	3
1A	Risk Factors.	5
1B	Unresolved Staff Comments.	11
2	Properties.	12
3	Legal Proceedings.	16
4	Submission of Matters to a Vote of Security-Holders.	17

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	18
6	Selected Financial Data.	21
7	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	23
7A	Quantitative and Qualitative Disclosures about Market Risk.	36
8	Financial Statements and Supplementary Data.	37
9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.	37
9A	Controls and Procedures.	38
9B	Other Information.	39

	Part III
10	Directors, Executive Officers and Corporate Governance.	40
11	Executive Compensation.	42
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	52
13	Certain Relationships and Related Transactions, and Director Independence.	54
14	Principal Accounting Fees and Services.	55

	Part IV
15	Exhibits, Financial Statement Schedules.	57

	Signatures	112

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

In 2001, the Company formed MRC I LLC, a Wisconsin LLC, to purchase the property in Cudahy, Wisconsin.  In 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MREIC Financial, Inc.  MREIC Financial, Inc. had no activity from inception through September 30, 2007.

On July 31, 2007, the Company completed its strategic combination with Monmouth Capital Corporation (Monmouth Capital), a New Jersey Corporation.  As a result of the merger, each share of Monmouth Capital’s common stock outstanding at the time of the merger was converted into and exchanged for the right to receive .655 shares of the Company’s common stock and the Company became the owner of all of the outstanding stock of Monmouth Capital.  As a result of this transaction, the Company issued 3,727,706 shares of common stock valued at approximately $32,400,000.  The total cost of the merger paid by the Company was approximately $33,970,000, which included the value of outstanding stock options of Monmouth Capital and certain transaction costs.  The assets and liabilities of Monmouth Capital as of the effective time of the merger were recorded by the Company at their respective fair values and added to those of the Company.

The Company’s primary business is the ownership of real estate.  Its investment focus is to own net leased industrial properties which are leased to investment-grade tenants on long-term leases.    In addition, the Company holds a portfolio of REIT securities.

Narrative Description of Business

Currently, the Company derives its income primarily from real estate rental operations. Rental and reimbursement revenue was $29,254,806, $25,594,102 and $23,383,028 for the years ended September 30, 2007, 2006 and 2005, respectively.  Total assets were $366,908,245 and $241,906,933 as of September 30, 2007 and 2006, respectively.

The Company has approximately 5,876,000 square feet of space that it leases, of which approximately 2,462,000 square feet, or 42%, is leased to Federal Express Corporation (FDX) and its subsidiaries and approximately 364,000 square feet, or 6%, is leased to Keebler Company, a subsidiary of the Kellogg Company.  During 2007, 2006 and 2005, rental and reimbursement revenue from properties leased to these companies approximated 55%, 55% and 51%, respectively, of total rental and reimbursement revenue.  The Company’s weighted-average lease expiration was 5.4 years as of September 30, 2007 and its average rent per occupied square foot as of September 30, 2007 and 2006 was $5.61 and $5.32, respectively.  At September 30, 2007 and 2006, the Company’s occupancy was 98% and 85%, respectively.

At September 30, 2007, the Company had controlling interests in fifty-eight properties. (See Item 2 for detailed description of the properties.)  These properties are located in twenty-six states:  Alabama, Arizona,

 Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Massachusetts, Maryland, Michigan, Minnesota, Missouri, Mississippi, North Carolina, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.  All properties are leased on a net basis except the industrial park in Monaca, Pennsylvania.

In fiscal 2007, the Company purchased three net-leased industrial properties for a total cost of approximately $28,561,000 and sold one net-leased property for a sale price of $8,501,500.  In addition, the Company acquired a controlling interest in fourteen industrial properties from the merger with Monmouth Capital.  In fiscal 2008, the Company anticipates additional acquisitions.  The funds for these acquisitions are expected to come from the Company’s available line of credit, mortgages, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), private placements and public placements of additional common or preferred stock. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.  Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only upon closing.

The Company competes with other investors in real estate for attractive investment opportunities.  These investors include other “equity” real estate investment trusts, limited partnerships, syndications and private investors, among others.   Competition in the market areas in which the Company operates is significant and affects the Company’s ability to acquire or expand properties, occupancy levels, rental rates, and operating expenses of certain properties.  Management has built relationships with merchant builders which have historically provided the Company with investment opportunities which fit the Company’s investment policy.

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

Investment and Other Policies

The Company’s investment policy is to concentrate its investments in the area of long-term net-leased industrial properties to investment grade tenants.  The Company’s strategy is to obtain a favorable yield spread between the yield from the net-leased industrial properties and mortgage interest costs.  In addition, management believes that investments in well-located industrial properties provide a potential for long term capital appreciation.  There is the risk that, upon expiration of current leases, the properties will become vacant or re-leased at lower rents.  The results obtained by the Company by re-leasing the properties will depend on the market for industrial properties at that time.

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

The Company had operated as part of a group of three public companies (all REITs) which included UMH Properties, Inc. (UMH) and Monmouth Capital (the affiliated companies).  Monmouth Capital was merged into the Company on July 31, 2007.  The Company continues to operate in conjunction with UMH.  UMH has focused its investing in manufactured home communities.  General and administrative expenses are allocated between the two remaining affiliated companies based on use or services provided.  The Company currently has ten employees.  Allocations of salaries and benefits are made between the affiliated companies based on the amount of the employees’ time dedicated to each affiliated company.

Property Management

The Company does not have an advisory contract; however, all of the wholly-owned properties are managed by Cronheim Management Services, Inc. (CMS), a division of David Cronheim Company, a related party as discussed in Note No. 15 to the Consolidated Financial Statements.  During fiscal 2007, 2006 and 2005, the Company was subject to management contracts with CMS. For the calendar year 2007, 2006, and 2005 the management fee was fixed at $380,000, $380,000 and $350,000, respectively.  CMS provides sub-agents as regional managers for the Company’s properties and compensates them out of this management fee.   CMS received $33,273, $15,419 and $54,581 in lease commissions in 2007, 2006 and 2005, respectively.  CMS received $42,558 for a real estate commission on the sale of the South Brunswick, New Jersey property in 2007.  The David Cronheim Mortgage Corporation, an affiliated company, received $47,250, $-0- and $60,200 in mortgage brokerage commissions in 2007, 2006 and 2005, respectively.

The industrial property in Carlstadt, New Jersey is managed by Marcus Associates, an entity affiliated with the 49% minority partner of the entity, Palmer Terrace Realty Associates, LLC, which owns the property.  Management fees paid to Marcus Associates for 2007 from the time of the merger totaled $2,166.  The industrial properties in Wheeling, Illinois and El Paso, Texas, are managed by Jones Development Company, an entity affiliated with the 37% and 35% minority partners of Wheeling Partners, LLC and Jones EPI, LLC, respectively, which own the properties, respectively.  Management fees paid to Jones Development Company for 2007 from the time of the merger were $3,477.

Additional information about the Company can be found on the Company’s website which is located at www.mreic.com.  The Company’s filings with the Securities and Exchange Commission are made available through a link on the Company’s website or by calling Investor Relations.

ITEM 1A – RISK FACTORS

Real Estate Industry Risks

We face risks associated with local real estate conditions in areas where we own properties.  We may be affected adversely by general economic conditions and local real estate conditions.  For example, an oversupply of industrial properties in a local area or a decline in the attractiveness of our properties to tenants and potential tenants would have a negative effect on us.

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

Risks Associated with Our Properties

We may be unable to renew leases or relet space as leases expire.  While we seek to invest in well-located, modern buildings leased to investment-grade tenants on long term leases, a number of our properties are subject to short term leases.  When a lease expires, a tenant may elect not to renew it.  We may not be able to relet the property on similar terms, if we are able to relet the property at all.  The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable to us than the prior lease.  If we are unable to relet all or a substantial portion of our properties, or if the rental rates upon such reletting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures, and our ability to make expected distributions to stockholders, may be adversely affected.  We have established an annual budget for renovation and reletting expenses that we believe is reasonable in light of each property’s operating history and local market characteristics.  This budget, however, may not be sufficient to cover these expenses.

Our business is substantially dependent on FDX.  FDX is our largest tenant.  As of September 30, 2007, FDX leased approximately 42% of the total square footage that we own and provides approximately 49% the Company’s annual rental and reimbursement revenue.  If FDX terminated its leases with us or was unable to make lease payments because of a downturn in its business or otherwise, our financial condition and ability to make distributions to stockholders will be materially and adversely affected.

We have been and may continue to be affected negatively by tenant financial difficulties and leasing delays.  At any time, a tenant may experience a downturn in its business that may weaken its financial condition.  Similarly, a general decline in the economy may result in a decline in the demand for space at our industrial properties.  As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy.  Any such event could result in the termination of that tenant’s lease and losses to us, resulting in a decrease of distributions to investors.  We receive a substantial portion of our income as rents under long-term leases.  If tenants are unable to comply with the terms of their leases because of rising costs or falling revenues, we, in our sole discretion, may deem it advisable to modify lease terms to allow tenants to pay a lower rental rate or a smaller share of operating costs, taxes and insurance.  If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to the tenant.  We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises.  If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant.  A tenant’s default on its obligations to us could adversely affect our financial condition and the cash we have available for distribution.

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

Environmental liabilities could affect our profitability.  We face possible environmental liabilities.  Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed on, or released from, the property.  A conveyance of the property, therefore, does not relieve the owner or operator from liability.  As a current or former owner and operator of real estate, we may be required by law to investigate and clean up hazardous substances released at the properties we currently own or operate, or have in the past owned or operated.  We may also be liable to the government or to third parties for property damage, investigation costs and cleanup costs.  In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination.  Contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral.  We are not aware of any environmental liabilities relating to our investment properties which would have a material adverse effect on our business, assets, or results of operations.  However, we cannot assure you that environmental liabilities will not arise in the future.

Actions by our competitors may decrease or prevent increases of the occupancy and rental rates of our properties.  We compete with other owners and operators of real estate, some of which own properties similar to ours in the same submarkets in which our properties are located.  If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.  As a result, our financial condition, cash flow, cash available for distribution, market price of our preferred and common stock and ability to satisfy our debt service obligations could be materially adversely affected.

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

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisition of portfolios of properties, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected; and

•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse.  As a result, if a claim were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

Financing Risks

We face risks generally associated with our debt.  We finance a portion of our investments in properties and marketable securities through debt.    We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest.   In addition, debt creates risks, including:

•

rising interest rates on our floating rate debt;

•

failure to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

•

refinancing terms less favorable than the terms of existing debt; and

•

failure to meet required payments of principal and/or interest.

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment and face risks associated with the use of debt to fund acquisitions, including refinancing risk.  We mortgage our properties to secure payment of indebtedness and if we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value.  A foreclosure of one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends and the market price of our stock.

We face risks related to “balloon payments.”  Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.”  There can be no assurance that we will be able to refinance the debt on favorable terms or at all.  To the extent we cannot refinance debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay dividends to investors.

We face risks associated with our dependence on external sources of capital.  In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income, and we are subject to tax on our income to the extent it is not distributed.  Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations.  As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all.  Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market’s perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our capital stock.  Additional debt financing may substantially increase our debt-to-total capitalization ratio.  Additional equity issuance may dilute the holdings of our current common stockholders.

We may become more highly leveraged.  Our governing documents do not limit the amount of indebtedness we may incur.  Accordingly, our board of directors may incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT.  We might become more highly leveraged as a result, and our financial condition and cash available for distribution to stockholders might be negatively affected and the risk of default on our indebtedness could increase.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.  The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage.  These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations.  If we were to default under credit agreements, our financial condition would be adversely affected.

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

The market value of our preferred and common stock could decrease based on our performance and market perception and conditions.  The market value of our preferred and common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets.  The market price of our preferred and common stock is influenced by their respective dividends relative to market interest rates.  Rising interest rates may lead potential buyers of our stock to expect a higher dividend rate, which would adversely affect the market price of our stock.  In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

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

•

Our charter generally limits any holder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock). While this provision is intended to assure our ability to remain a qualified REIT for Federal income tax purposes, the ownership limit may also limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor was attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.

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

The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met.  An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation.  In our charter, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with UMH Properties, Inc., a Maryland corporation.

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

To qualify as a REIT, we must comply with certain highly technical and complex requirements.  We cannot be certain we have complied, and will always be able to comply, with the requirements to qualify as a REIT because there are few judicial and administrative interpretations of these provisions.  In addition, facts and circumstances that may be beyond our control may affect our ability to continue to qualify as a REIT.  We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the Federal income tax consequences of qualification.  We believe that we have qualified as a REIT since our inception and intend to continue to qualify as a REIT.  However, we cannot assure you that we are qualified or will remain qualified.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company operates as a REIT.  Our portfolio is primarily comprised of real estate holdings, some of which have been long-term holdings carried on our financial statements at depreciated cost.  It is believed that their current market values exceed both the original cost and the depreciated cost.

The following table sets forth certain information concerning the Company’s real estate investments as of September 30, 2007:

					Mortgage
		Fiscal Year		Square	Balance
State	City	Acquisition	Type	Footage	9/30/2007

AL	Huntsville	2005	Industrial	56,698	$2,212,270
AZ	Tolleson	2003	Industrial	288,211	8,564,284
CO	Colorado Springs	2006	Industrial	53,202	3,328,278
CO	Denver	2005	Industrial	60,361	3,151,839
CT	Newington	2001	Industrial	54,812	1,746,781
FL	Ft. Myers	2003	Industrial	90,020	2,749,558
FL	Jacksonville	1999	Industrial	95,883	2,403,233
FL	Lakeland	2007	Industrial	31,096	-0-
FL	Punta Gorda	2007	Industrial	34,624	2,840,000
FL	Tampa (FDX Gr)	2004	Industrial	170,779	11,474,697
FL	Tampa (FDX)	2006	Industrial	95,662	-0-
FL	Tampa (Kellogg)	2007	Industrial	68,385	3,709,659
GA	Augusta (FDX Gr)	2005	Industrial	38,210	-0-
GA	Augusta (FDX)	2007	Industrial	30,332	2,223,217
GA	Griffin	2006	Industrial	215,720	9,744,087
IL	Burr Ridge	1997	Industrial	12,477	579,825
IL	Elgin	2002	Industrial	89,052	3,778,236
IL	Granite City	2001	Industrial	184,800	6,889,094
IL	Montgomery	2007	Industrial	171,200	5,989,225
IL	Schaumburg	1997	Industrial	73,500	1,610,533
IL	Wheeling (1)	2007	Industrial	123,000	6,569,530
IO	Urbandale	1994	Industrial	36,150	-0-
KS	Edwardsville	2003	Industrial	179,280	3,791,462
MA	Franklin	1994	Industrial	84,376	-0-
MD	Beltsville	2001	Industrial	109,735	4,217,842
MI	Orion	2007	Industrial	193,371	12,175,332
MI	Romulus	1998	Industrial	72,000	1,454,182
MN	White Bear Lake	2007	Industrial	59,425	2,509,913
MO	O' Fallon	1994	Industrial	102,135	26,342
MO	Kansas City	2007	Industrial	65,067	3,236,079
MO	Liberty	1998	Industrial	98,200	2,379,784
MO	St. Joseph	2001	Industrial	388,671	6,218,693
MS	Jackson	1993	Industrial	26,340	75,794
MS	Richland	1994	Industrial	36,000	-0-
NC	Fayetteville	1997	Industrial	148,000	-0-
NC	Greensboro	1993	Industrial	40,560	-0-

					Mortgage
		Fiscal Year		Square	Balance
State	City	Acquisition	Type	Footage	9/30/2007
NC	Monroe	2001	Industrial	160,000	2,956,066
NC	Winston-Salem	2002	Industrial	106,507	4,040,674
NE	Omaha	1999	Industrial	88,140	2,244,456
NJ	Carlstadt (2)	2007	Industrial	59,400	2,778,805
NJ	Ramsey	1969	Industrial	44,719	-0-
NJ	Somerset (3)	1970	Shopping Center	42,773	-0-
NY	Cheektowaga	2007	Industrial	84,923	2,390,355
NY	Orangeburg	1993	Industrial	50,400	-0-
OH	Bedford Heights	2007	Industrial	84,600	3,947,158
OH	Richfield	2006	Industrial	79,485	5,555,622
OH	Union Township	2000	Industrial	103,818	1,932,648
PA	Monaca	1997	Industrial	291,474	-0-
PA	Quakertown	2007	Industrial	37,660	-0-
SC	Hanahan (Norton)	2005	Industrial	306,000	7,872,578
SC	Hanahan (FDX Gr)	2005	Industrial	54,286	3,056,375
TN	Chattanooga	2007	Industrial	67,775	3,144,244
TN	Shelby County	2007	Land	N/A	-0-
TX	El Paso (4)	2007	Industrial	91,854	5,825,039
VA	Charlottesville	1999	Industrial	49,900	1,587,058
VA	Richmond (Carrier)	2007	Industrial	60,000	-0-
VA	Richmond (FDX)	2001	Industrial	112,870	3,691,499
VA	Roanoke	2007	Industrial	83,000	4,650,415
WI	Cudahy	2001	Industrial	139,564	3,029,277
				5,876,482	$174,352,038

(1)

The Company owns a 63% controlling equity interest.

(2)

The Company owns a 51% controlling equity interest.

(3)

The Company has an undivided 2/3 interest.

(4)

The Company has a 65% controlling equity interest.

				Lease
State	City	Tenant	Annual Rent	Expiration

AL	Huntsville	Fedex Ground Package System. Inc	$ 278,000	08/31/14
AZ	Tolleson	Western Container Corp	1,243,000	04/30/12
CO	Colorado Springs	Fedex Ground Package System. Inc	412,000	09/30/15
CO	Denver	Fedex Ground Package System. Inc	421,000	09/30/14
CT	Newington	Keebler Company	340,000	02/28/11
FL	Ft. Myers	Fedex Ground Package System. Inc	400,000	10/31/11
FL	Jacksonville	Federal Express Corporation	526,000	05/31/08
FL	Lakeland	Federal Express Corporation	165,000	11/30/12
FL	Punta Gorda	Federal Express Corporation	304,000	06/30/17
FL	Tampa	Fedex Ground Package System. Inc	1,412,000	01/31/19
FL	Tampa	Federal Express Corporation	572,000	09/30/17
FL	Tampa	Kellogg Sales Company	444,000	12/31/09
GA	Augusta	Fedex Ground Package System. Inc	302,000	08/31/14
GA	Augusta	Federal Express Corporation	142,000	11/30/12
GA	Griffin	Caterpillar Logistics Services, Inc.	1,094,000	11/30/16
IL	Burr Ridge	Sherwin-Williams Company	151,000	10/31/09
IL	Elgin	Reynolds Metals Company	614,000	01/31/12
IL	Granite City	Anheuser-Busch, Inc.	1,147,000	05/31/11
IL	Montgomery	Home Depot USA, Inc.	870,000	06/30/10
IL	Schaumburg	Federal Express Corporation	496,000	03/31/17 (6)
IL	Wheeling	Fedex Ground Package System. Inc	1,218,000 (5)	5/31/17
IO	Urbandale	Keystone Automotive	129,000	03/31/17
KS	Edwardsville	Carlisle Tire & Wheel Company	671,000	05/31/12
MA	Franklin	Keebler Company	527,000	01/31/10
MD	Beltsville	Fedex Ground Package System. Inc	892,000	12/31/10 (2)
MI	Orion	Fedex Ground Package System. Inc	1,285,000	06/30/17
MI	Romulus	Federal Express Corporation	396,000	05/31/08
MN	White Bear Lake	Federal Express Corporation	433,000	04/01/11
MO	O' Fallon	PPG Industries	449,000	06/30/09
MO	Kansas City	Kellogg Sales Company	368,000	07/31/12
MO	Liberty	Johnson Controls, Inc. (3)	624,000	12/31/08
MO	St. Joseph	Mead Corporation (4)	1,239,000	11/30/14
MS	Jackson	Vacant	-0-	N/A
MS	Richland	Federal Express Corporation	140,000	3/31/14
NC	Fayetteville	Maidenform, Inc.	396,000	12/31/12
NC	Greensboro	Keebler Company	173,000	08/31/09

				Lease
State	City	Tenant	Annual Rent	Expiration

NC	Monroe	HD Supply, Inc.	589,000	10/31/11
NC	Winston-Salem	Fedex Ground Package System. Inc	637,000	12/31/11
NE	Omaha	Federal Express Corporation	516,000	10/31/08
NJ	Carlstadt	Macy’s East, Inc.	447,000(5)	03/31/14
NJ	Ramsey	Bogen Photo, Inc.	330,000	09/30/08
NJ	Somerset	various	391,000(1)	various
NY	Cheektowaga	Fedex Ground Package System. Inc	645,000	10/31/16
NY	Orangeburg	Keebler Company	353,000	12/31/09
OH	Bedford Heights	Federal Express Corporation	499,000	08/31/13
OH	Richfield	Fedex Ground Package System. Inc	645,000	10/31/16
OH	Union Township	RPS Ground (FDX)	493,000	08/31/13
PA	Monaca	various	400,000	various
PA	Quakertown	MagiKitch’n	286,000	03/31/15
SC	Hanahan	Norton McNaughton of Squire, Inc.	1,301,000	04/29/15
SC	Hanahan	Fedex Ground Package System. Inc	374,000	10/14/14
TN	Chattanooga	Federal Express Corporation	370,000	10/27/12
TN	Shelby County	N/A	N/A	N/A
TX	El Paso	Fedex Ground Package System. Inc	668,000 (5)	09/30/15
VA	Charlottesville	Federal Express Corporation	363,000	08/31/08
VA	Richmond	Carrier Sales	381,000	05/31/11
VA	Richmond	Federal Express Corporation	707,000	10/21/09
VA	Roanoke	DHL	591,000	12/07/16
WI	Cudahy	Fedex Ground Package System. Inc	886,000	06/30/17

			$32,145,000

(1)

The Company owns an undivided 2/3 interest. Estimated annual rent reflects the Company’s proportionate share of the total rent.

(2)

Upon completion of the expansion, the lease is extended until 4/30/17

(3)

Subleased to Lear Corporation

(4)

Subleased to Hallmark

(5)

Estimated annual rent is the full rent per the lease.  The Company consolidates the results of these properties due to its controlling equity interest.

(6)

Lease has an early termination option after 5 years.

The Company’s weighted-average lease expiration was 5.4 years as of September 30, 2007 and its average rent per occupied square foot as of September 30, 2007 and 2006 was $5.61 and $5.32, respectively.  As of September 30, 2007 and 2006, the Company’s occupancy was 98% and 85%, respectively.  All properties were 100% occupied at September 30, 2007 except for the following:

Property	Occupancy

Monaca, PA	59%
Jackson, MS	vacant since December 2004

During 2007, the Company executed or extended the following leases:

Property	Former Rent PSF	Previous Lease Expiration	Renewal Rent PSF	New Lease Expiration

Fayetteville, NC	vacant	7/31/06	$2.68	12/31/12
Schaumberg, IL (1)	6.62	3/31/07	6.75	3/31/17
Orangeburg, NY	6.75	12/31/07	7.00	12/31/09
Liberty, MO	6.33	12/31/07	6.34	12/31/08
Greensboro, NC	4.10	2/28/08	4.26	8/31/09
Cudahy, WI (2)	5.01	3/31/11	6.35	6/30/17

(1)

Lease has an early termination option after five years.

(2)

Building was expanded by 25,441 square feet

The Company owned 25% of a limited liability company, Hollister ‘97, LLC (the LLC).  The sole business of the LLC was the ownership and operation of the Hollister Corporate Park in Teterboro, New Jersey.  Under the LLC agreement, the Company received a cumulative preferred 11% annual return on its investment.  During 2005, the LLC sold the Hollister Corporate Park.  The Company simultaneously withdrew from the LLC.  Upon withdrawal, the Company received $2,169,578 resulting in a gain of $1,269,179.

On August 3, 2007, the Company sold a 144,520 square foot industrial building in South Brunswick, New Jersey for a sale price of $8,501,500.  The property was vacant at the time of the sale and was formerly leased through November 30, 2006 at an annual rent of approximately $5.25 per square foot or $759,000.  The Company recognized a gain on the sale of $4,634,564.

ITEM 3 – LEGAL PROCEEDINGS

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on July 26, 2007. The proposals submitted to the vote of the shareholders and the results of the vote were as follows:

Proposal 1 – For the election of the following nominees for Director:

Daniel D. Cronheim – for 16,975,957.14; withhold 310,917.682
Neal Herstik – for 16,735,713.88; withhold 551,160.945
Scott L. Robinson – for 17,044,687.88; withhold 242,186.945

Directors continuing term in office following the annual meeting:
Anna T. Chew*
Peter J. Weidhorn
Matthew I. Hirsch
Joshua Kahr*
Eugene W. Landy
Michael P. Landy*
Samuel A. Landy
Cynthia J. Morgenstern
Eugene Rothenberg*
Stephen B. Wolgin

Effective September 24, 2007, Peter J. Weidhorn resigned from the board of directors of the Company.  Effective October 9, 2007, the board of directors appointed Catherine B. Elflein to the board of directors and audit committee.

*These directors were former Monmouth Capital board members who were appointed to the Company’s board of directors upon consummation of the merger with Monmouth Capital.

Proposal 2 – To approve the merger of Route 9 Acquisitions, Inc., a New Jersey corporation and wholly-owned subsidiary of the Company (Route 9), with and into Monmouth Capital Corporation, a New Jersey corporation (Monmouth Capital), including the issuance of shares of the Company’s common stock, par value $.01 per share, in the merger to stockholders of Monmouth Capital, on the terms set forth in the Agreement and Plan of Merger, dated March 26, 2007, by and among Monmouth Capital, the Company and Route 9:

For 10,896,250.61; against 248,033.946; abstain 41,167.268

Proposal 3 – To approve the Company’s 2007 Stock Option Plan:

For 9,300,515.331; against 1,742,053.583; abstain 142,881.911

Proposal 4 –Approval of the appointment of Reznick Group, P.C. as the Company’s independent registered public accounting firm for the year ending September 30, 2007:

For – 17,175,208.65; against – 53,773.958; abstain – 57,888.213

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

    STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

    SECURITIES

The shares of common stock of Monmouth Real Estate Investment Corporation are traded on the NASDAQ Global Select Market, under the symbol “MNRTA”.  The per share range of high and low market prices and distributions paid to common shareholders during each fiscal quarter of the last two fiscal years were as follows:

  Fiscal 2007

         Fiscal 2006

Market Price

        Market Price

Fiscal Qtr.	High	Low	Distrib.	Fiscal Qtr.	High	Low	Distrib.

First	$8.59	$7.95	$.15	First	$8.30	$7.81	$.15
Second	8.95	8.16	.15	Second	8.55	7.89	.15
Third	9.05	8.39	.15	Third	8.53	7.85	.15
Fourth	8.90	7.50	.15	Fourth	8.34	7.94	.15
			$ .60				$ .60

On September 28, 2007, the closing price of our common stock was $8.42.

As of September 30, 2007, there were approximately 1,167 shareholders of record who held shares of common stock of the Company.

It is the Company’s intention to continue distributing quarterly dividends.  On October 1, 2007 the Company declared a dividend of $.15 per share to be paid on December 17, 2007 to shareholders of record on November 15, 2007.  Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the board of directors.

On December 5, 2006, the Company issued 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value $.01 per share (Series A Preferred Stock).  The Series A Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock and equal to any equity securities that we may issue in the future, the terms of which specifically provide that such equity securities rank equal to the Series A Preferred Stock.  We are required to pay cumulative dividends on the Series A Preferred Stock from (and including) December 5, 2006 in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation value per share.  On October 1, 2007, the board of directors declared a quarterly dividend of $0.4766 per share to be paid December 17, 2007 to shareholders of record as of November 30, 2007.

Equity Compensation Plan Information

The following table summarizes information, as of September 30, 2007, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Security Holders	1,101,170	$7.73	1,500,000

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	1,101,170	$7.73	1,500,000

Comparative Stock Performance

The following line graph compares the total return of the Company’s common stock for the last five fiscal years to the FTSE NAREIT Composite Index (US), published by the National Association of Real Estate Investment Trusts (NAREIT), and the S&P 500 Index for the same period.  The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices.  The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended September 30, 2007.  The Company merged with Monmouth Capital on July 31, 2007 and activity related to Monmouth Capital from that date is included in  2007.  This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

   September 30,

OPERATING DATA:	2007	2006	2005	2004	2003

Rental and Reimbursement Revenue	$29,254,806	$25,594,102	$23,383,028	$20,275,678	$18,640,132
Gain on Securities Transactions, net	156,723	50,983	1,541,952	1,714,395	1,018,862
Interest and Dividend Income	1,467,444	1,028,151	1,525,325	1,801,107	1,688,448
Total Expenses	15,555,799	12,679,166	11,412,235	10,006,435	9,214,200
Gain (Loss) on Sale of
Investment Property	4,634,564	(28,385)	-0-	-0-	-0-
Income from Equity Investment	-0-	-0-	82,500	110,000	110,000
Gain on Dissolution of Equity Investment	-0-	-0-	1,269,179	-0-	-0-
Interest Expense	8,969,087	8,298,077	8,001,956	6,979,007	6,906,078
Income from Continuing Operations	6,354,087	5,695,993	8,387,793	6,915,738	5,337,164
Discontinued Operations	4,438,849	469,595	659,029	756,897	783,179
Net Income	10,817,638	6,165,588	9,046,822	7,672,635	6,120,343
Income from Continuing Operations Per Share Basic	.30	.30	.46	.42	.38
Diluted	.30	.29	.46	.42	.38
Net Income Per Common Share
Basic	.41	.32	.50	.47	.44
Diluted	.41	.31	.50	.47	.44

BALANCE SHEET DATA:

Total Assets	$366,908,245	$241,906,933	$217,841,402	$195,487,662	$183,173,874
Real Estate Investments, Net	320,196,799	220,210,796	191,744,473	166,879,808	152,770,335
Mortgage Notes Payable	174,352,038	122,194,039	111,968,518	97,530,963	90,909,299
Subordinated Convertible Debentures	14,990,000	-0-	-0-	-0-	-0-
7.625% Cumulative Redeemable Preferred Stock	33,062,500	-0-	-0-	-0-	-0-
Shareholders’ Equity	167,214,302	107,566,977	102,560,241	92,907,840	78,313,289

CASH FLOW DATA:

Net Cash Provided (Used) By:
Operating Activities	$13,224,299	$11,991,556	$11,429,276	$ 10,385,410	$9,725,898
Investing Activities	(25,526,868)	(32,691,106)	(19,643,014)	(15,215,218)	(35,417,062)
Financing Activities	21,668,476	16,806,026	13,211,677	4,684,267	26,068,148

   September 30,

OTHER INFORMATION:	2007	2006	2005	2004	2003

Average Number of Common
Shares Outstanding - Basic	21,050,803	19,555,278	17,967,360		16,206,433	13,844,056
Funds from Operations*	$11,396,835	$11,753,324	$13,794,594	(A)	$ 11,718,456	$9,680,489
Cash Dividends Per Common
Share	.60	.60	.58		.58	.58

* Funds from operations (FFO), is defined as net income applicable to common shareholders, excluding gains (or losses) from sales of depreciable assets, plus depreciation and amortization of intangible assets.   FFO should be considered as a supplemental measure of operating performance used by REITs.  The Company believes that FFO is helpful to investors as one of several measures of the performance of a REIT.  FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost bases.   The items excluded from FFO are significant components in understanding the Company's financial performance.

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

The Company’s FFO is calculated as follows:

	2007	2006	2005		2004	2003

Net Income	$10,817,638	$6,165,588	$9,046,822		$ 7,672,635	$6,120,343
Less: Accumulated Preferred Dividend	(2,079,838)	-0-	-0-		-0-	-0-
(Gain) Loss on Sale of Investment Property (B)	(4,634,564)	28,385	-0-		-0-	-0-
Depreciation	6,478,699	5,179,336	4,509,753		4,005,280	3,519,322
Depreciation Related to Discontinued Operations	79,218	10,206	40,589		40,541	40,824
Amortization of In-Place Lease Intangible Assets	735,682	369,809	197,430		-0-	-0-

FFO	$11,396,835	$11,753,324	$13,794,594	(A)	$11,718,456	$9,680,489

(A)

 Includes Gain on Dissolution of Equity Investment.  See Note No. 6 in the Notes to the Consolidated Financial Statements for further explanation.

(B)

 Consists of the gain on sale of the South Brunswick property in 2007 and loss on sale of the Wichita property in 2006 included in discontinued operations.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                CONDITION AND RESULTS OF OPERATION

Safe Harbor Statement

Statements contained in this Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, we are making forward-looking statements. These forward-looking statements are not guaranteed and are based on our current intentions and on our current expectations and assumptions. These statements, intentions, expectations and assumptions involve risks and uncertainties, some of which are beyond our control, which could cause actual results or events to differ materially from those we anticipate or project, such as:

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

•

continued ability to access the  debt or equity markets ;

•

the availability of other debt and equity financing alternatives;

•

changes in interest rates under our current credit facilities and under any additional variable rate debt arrangements that we may enter into in the future;

•

our ability to successfully implement our selective acquisition strategy;

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

Overview

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment grade tenants.   The Company owns fifty-seven industrial properties and one shopping center with a total of 5,876,000 square feet.  Total real estate investments were $320,196,799 at September 30, 2007. These properties are located in twenty-six states:  Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Massachusetts, Maryland, Michigan, Minnesota, Missouri, Mississippi, North Carolina, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.

The Company’s weighted-average lease expiration was 5.4 and 5.3 years as of September 30, 2007 and 2006, respectively and its average rent per occupied square foot as of September 30, 2007 and 2006 was $5.61 and $5.32, respectively.  At September 30, 2007 and 2006, the Company’s occupancy was 98% and 85%, respectively.

During fiscal 2007, the Company acquired approximately $28,561,000 in industrial properties, totaling approximately 311,000 square feet of industrial space.  In addition, the Company merged with Monmouth Capital and acquired a controlling interest in approximately 1,035,000 square feet of industrial property.  See additional information on the merger with Monmouth Capital in Note No. 2 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

The Company has a concentration of FDX leased properties.  At September 30, 2007, the percentage of FDX leased square footage as a total of the Company’s rental space was 42%, with 16% leased with FDX and 26% leased with FDX subsidiaries.  The percentage of rental and reimbursement revenue from FDX was 49% for the year ended September 30, 2007.  This is a risk factor that shareholders should consider.

The Company intends to continue to increase its real estate investments in fiscal 2008.  The growth of the real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria.  Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

The Company also holds a portfolio of securities of other REITs with a fair value of $13,436,992 as of September 30, 2007.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  As of September 30, 2007, the Company’s portfolio consisted of 55% preferred stocks, 44% common stocks and 1% debt securities.  The Company’s weighed-average yield on the securities portfolio for 2007 was approximately 7.6%. The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.  Revenues also include interest and dividend income, gain (loss) on securities transactions and in prior years included income from an equity investment.  Rental and reimbursement revenue increased $3,660,704, or 14%, for the year ended September 30, 2007 as compared to the year ended September 30, 2006.  Total expenses increased $2,876,633, or 23%, for the year ended September 30, 2007 as compared to the year ended September 30, 2006. The increases were due mainly to acquisitions of real property, including the merger with Monmouth Capital on July 31, 2007. The Company acquired three industrial properties totaling 310,995 square feet and acquired a controlling interest in fourteen properties held by Monmouth Capital totaling 1,035,000 square feet.  Other income (expense) increased ($125,977), or 2%, for the year ended September 30, 2007 as compared to the year ended September 30, 2006.  The increase in other expense is due to an increase in interest expense of $671,010, partially offset by an increase in interest and dividend income of $439,293 and an increase in gain on securities transactions, net of $105,740.

Net income applicable to common shareholders increased $2,782,297, or 45%, for the year ended September 30, 2007 as compared to the year ended September 30, 2006.   The increase in net income applicable to common shareholders was due mainly to increased income from property operations, increased interest and dividend income, increased gain on sale of securities and a gain of $4,634,564 on the sale of an industrial property.  The increase was partially offset by increased depreciation expense and interest expense.

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

The Company classifies its securities among three categories:  Held-to-maturity, trading and available-for-sale. The Company’s securities at September 30, 2007 and 2006 are all classified as available-for-sale and are carried at fair value based on quoted market prices.  Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

Revenue Recognition and Estimates

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

Results of Operation

Occupancy and Rent per Occupied Square Foot

The Company’s weighted-average lease expiration was 5.4 and 5.3 years as of September 30, 2007 and 2006, respectively and its average rent per occupied square foot for fiscal 2007 and 2006 was $5.61 and $5.32, respectively.  As of September 30, 2007 and 2006, the Company’s occupancy was 98% and 85%.  All properties were 100% occupied at September 30, 2007 except for the following:

Property	Occupancy

Monaca, PA	59%
Jackson, MS	vacant since December 2004

Lease Renewals and Extensions

Property	Former Rent PSF	Previous Lease Expiration	Renewal Rent PSF	New Lease Expiration

Fayetteville, NC	vacant	7/31/06	$2.68	12/31/12
Schaumberg, IL (1)	6.62	3/31/07	6.75	3/31/17
Orangeburg, NY	6.75	12/31/07	7.00	12/31/09
Liberty, MO	6.33	12/31/07	6.34	12/31/08
Greensboro, NC	4.10	2/28/08	4.26	8/31/09
Cudahy, WI (2)	5.01	3/31/11	6.35	6/30/17

(1)

 Lease has an early termination option after five years.

(2)

Building was expanded by 25,441 square feet

Expansions

The Company is currently expanding the industrial building in Beltsville, Maryland.  Total construction costs are expected to be $4,300,000.  The building will be expanded from 109,735 square feet to 144,523 square feet.   Construction of the expansion is expected to be completed in the third fiscal quarter of 2008.  The Company has capitalized $418,973 as construction in progress related to this expansion as of September 30, 2007.    Upon completion, the lease will be extended and the annual rent will increase.

The Company expanded the industrial building in Cudahy, Wisconsin.  The building was expanded from 114,123 square feet to 139,564 square feet with total construction cost of approximately $3,216,000.    The annual rent increased from $572,123 ($5.01 psf) to $886,122 ($6.35 psf) upon the completion of the expansion in July 2007 and the lease was extended through 2017.

Monmouth Capital expanded the industrial building in Wheeling, Illinois which was acquired in the merger. The building was expanded from 107,160 square feet to 123,000 square feet at an estimated construction cost of approximately $1,358,000.  The annual rent increased from $1,019,052 ($9.51 psf) to $1,218,600 ($9.903 psf) upon the completion of the expansion in July 2007, and the lease was extended through 2017. The Company is also currently expanding the parking lot at the building for total anticipated costs of $1,988,000.  As of September 30, 2007, construction in progress related to the parking lot was $231,122.  The parking lot expansion is expected to be completed in November 2007 at which time the annual rent will increase from $1,218,600 ($9.90 psf) to $1,385,530 ($11.26 psf).

Comparison of Year Ended September 30, 2007 to Year Ended September 30, 2006

The following tables summarize the Company’s rental and reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category.  Same store properties are properties owned prior to October 1, 2005.  Acquired properties are properties that were acquired subsequent to September 30, 2005.  Monmouth Capital properties are the properties acquired in the strategic transaction with Monmouth Capital on July 31, 2007 and results from that date are included in the Company’s results for the year ended September 30, 2007.  Other amounts relate to general corporate expenditures.

As of September 30, 2007 and 2006, the occupancy rates of the Company’s same store properties were 98% and 85%, respectively.

Rental and Reimbursement Revenues	2007	2006	$ Change	% Change

Same Store Properties	$23,830,512	$23,923,575	($93,063)	(-0-%)
Acquired Properties	4,022,768	1,670,527	2,352,241	141%
Monmouth Capital Properties	1,401,526	-0-	1,401,526	-0-%

Total	$29,254,806	$25,594,102	$3,660,704	14%

Rental and reimbursement revenue from same store properties decreased slightly due to the vacancy experienced at the Fayetteville, North Carolina property.  The Fayetteville property was leased in August 2007.  Rental and reimbursement revenue from acquired properties increased due to the purchase of the three industrial properties totaling 310,995 square feet during fiscal 2007 in Roanoke, Virginia; Orion, Michigan; and Punta Gorda, Florida.    The increase is also due to a full year of ownership of the properties in Richfield, Ohio; Colorado Springs, Colorado; Tampa, Florida; and Griffin, Georgia, purchased in 2006.

Real Estate Taxes	2007	2006	$ Change	% Change

Same Store Properties	$3,734,815	$3,594,393	$140,422	4%
Acquired Properties	471,993	92,626	379,367	410%
Monmouth Capital Properties	196,300	-0-	196,300	-0-%

Total	$4,403,108	$3,687,019	$716,089	19%

Real estate taxes from same store properties increased due to increases in taxes assessed in certain property locations. Real estate taxes from acquired properties increased due to the purchase of the three industrial properties totaling 310,995 square feet during fiscal 2007 noted above and the full year of ownership of the properties noted above purchased during fiscal 2006.  These properties are subject to net leases which require the tenants to absorb the real estate taxes as well as insurance and the majority of the repairs and maintenance.  As such, the Company is reimbursed by the tenants for these real estate taxes.  The reimbursement income is included in rent and reimbursement revenue.

Operating Expenses	2007	2006	$ Change	% Change

Same Store Properties	$1,651,966	$1,621,491	$30,475	2%
Acquired Properties	386,195	168,645	217,550	129%
Monmouth Capital Properties	250,629	-0-	250,629	-0-%

Total	$2,288,790	$1,790,136	$498,654	28%

Operating expenses from same store properties increased due to an increase in insurance costs and unreimburseable repairs and maintenance.  Operating expenses from acquired properties increased due to the purchase of the three industrial properties totaling 310,995 square feet during fiscal 2007 noted above and the full year of ownership of the properties noted above purchased during fiscal 2006.  The increase in total operating expenses related to the acquired properties and the Monmouth Capital properties is predominantly due to an approximately $366,000 increase in amortization of the intangible assets associated with these acquired properties.

Depreciation	2007	2006	$ Change	% Change

Same Store Properties	$4,708,837	$4,649,300	$59,537	1%
Acquired Properties	988,796	371,601	617,195	166%
Monmouth Capital Properties	781,066	-0-	781,066	-0-%

Total	$6,478,699	$5,020,901	$1,457,798	29%

Depreciation from same store properties increased slightly due mainly to capital projects placed in service during the year. Depreciation from acquired properties increased due to the purchase of the three industrial properties totaling 310,995 square feet during fiscal 2007 noted above and the full year of ownership of the properties noted above purchased during fiscal 2006.

Interest Expense	2007	2006	$ Change	% Change

Same Store Properties	$6,847,711	$7,471,753	($624,042)	(8%)
Acquired Properties	1,360,787	606,688	754,099	124%
Monmouth Capital Properties	411,766	-0-	411,766	-0-%
Debentures	199,866	-0-	199,866	-0-%
Other	183,391	219,636	(36,245)	17%
Capitalized Interest	(34,434)	(-0-)	(34,434)	(-0-%)

Total	$8,969,087	$8,298,077	$671,010	8%

Interest expense for same store properties decreased due to the principal repayments of the mortgages on those properties.  Interest expense for acquired properties increased primarily due to the mortgages related to the acquisitions of three industrial properties totaling 310,995 square feet during fiscal 2007 noted above and the full year of ownership of the properties noted above purchased during fiscal 2006. Other interest relates to interest on the Company’s line of credit and margin loans.  The decrease relates to decreased average balances on these lines.  Capitalized interest relates to the amount of interest capitalized during 2007 to construction in progress related to property expansions.

General and administrative expenses increased $204,092, or 9% in 2007 as compared to 2006.  The increase relates mainly to increases in personnel costs, professional fees and franchise taxes.

Interest and dividend income increased $439,293, or 42%, in 2007 as compared to 2006.  This is due mainly to an increase in the size of the REIT securities portfolio and an increase in the yield from this portfolio.  The securities portfolio increased from $10,395,767 as of September 30, 2006 to $13,436,992 as of September 30, 2007.  The Company increased the size of its REIT securities portfolio due to the proceeds received from the preferred stock offering in 2007 and through the merger with Monmouth Capital.  The REIT securities portfolio yield for 2007 was consistent with 2006 at 7.6%

Gain on securities transactions, net consisted of the following:

	2007	2006

Gross realized gains	$471,707	$73,480
Gross realized losses	(45,561)	(50,844)
Net gain (loss) on closed futures contracts	(272,080)	188,534
Unrealized gain (loss) on open futures contracts	102,657	(87,187)
Impairment loss	(100,000)	(73,000)
Total Gain on Securities Transactions, net	$156,723	$50,983

Gain on securities transactions, net increased $105,740, or 207%, in 2007 as compared to 2006.  The increase is due mainly to increased gain on sales of securities during 2007 as compared to 2006, as the Company took advantage of the unrealized gains in the portfolio during 2007.  The increased gain was partially offset by net losses on futures contracts in 2007 as compared to net gains on futures contracts in 2006.  The Company invests in futures contracts of ten-year treasury notes with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations and the risk of rolling over fixed rate debt at higher interest rates upon maturity.

Comparison of Year Ended September 30, 2006 to Year Ended September 30, 2005

The following tables summarize the Company’s rental and reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category.  Same store properties are properties owned prior to October 1, 2004.  Acquired properties are properties that were acquired subsequent to September 30, 2004.  Other amounts relate to general corporate expenditures.

As of September 30, 2006 and 2005, the occupancy rates of the Company’s same store properties were 85% and 86%, respectively.

Rental and Reimbursement Revenues	2006	2005	$ Change	% Change

Same Store Properties	$20,654,090	$20,937,999	($283,909)	(1%)
Acquired Properties	4,940,012	2,445,029	2,494,983	102%

Total	$25,594,102	$23,383,028	$2,211,074	9%

Rental and reimbursement revenue from same store properties decreased slightly due to the vacancies experienced at the Urbandale, Iowa and Fayetteville, North Carolina properties.  Rental and reimbursement revenue from acquired properties increased due to the purchase of the four industrial properties totaling 444,069 square feet during fiscal 2006 in Richfield, Ohio; Colorado Springs, Colorado; Tampa, Florida; and Griffin, Georgia.  The increase is also due to a full year of ownership of the properties in Denver, Colorado; Hanahan, South Carolina (2 properties); Augusta, Georgia; and Huntsville, Alabama purchased during fiscal 2005.

Real Estate Taxes	2006	2005	$ Change	% Change

Same Store Properties	$3,119,315	$3,209,767	($90,452)	(3%)
Acquired Properties	567,704	215,560	352,144	163%

Total	$3,687,019	$3,425,327	$261,692	8%

Real estate taxes from same store properties decreased due to slight decreases in taxes assessed in certain property locations, partially offset by increased taxes in other property locations. Real estate taxes from acquired properties increased due to the purchase of the four industrial properties totaling 444,069 square feet during fiscal 2006 and the full year of ownership of the properties noted above under rental and reimbursement revenue purchased during fiscal 2005.  These properties are subject to net leases which require the tenants to absorb the real estate taxes as well as insurance and the majority of the repairs and maintenance.  As such, the Company is reimbursed by the tenants for these real estate taxes.  The reimbursement income is included in rental and reimbursement revenue.

Operating Expenses	2006	2005	$ Change	% Change

Same Store Properties	$1,275,557	$1,215,746	$59,811	5%
Acquired Properties	514,579	252,420	262,159	104%

Total	$1,790,136	$1,468,166	$321,970	22%

Operating expenses from same store properties increased due to a slight increase in insurance costs which are typically recovered through reimbursements by tenants.  Operating expenses from acquired properties increased due to the purchase of the four industrial properties totaling 444,069 square feet during fiscal 2006 and the full year of ownership of the properties noted above under rental and reimbursement revenue purchased during fiscal 2005.

Depreciation	2006	2005	$ Change	% Change

Same Store Properties	$4,017,898	$4,035,609	($17,711)	(0%)
Acquired Properties	1,003,003	315,714	687,289	218%

Total	$5,020,901	$4,351,323	$669,578	15%

Depreciation from same store properties remained relatively constant. Depreciation from acquired properties increased due to the purchase of the four industrial properties totaling 444,069 square feet during fiscal 2006 and the full year of ownership of the properties noted above under rental and reimbursement revenue purchased during fiscal 2005.

Interest Expense	2006	2005	$ Change	% Change

Same Store Properties	$6,217,365	$6,683,273	($465,908)	(7%)
Acquired Properties	1,861,076	1,056,285	804,791	76%
Other	219,636	262,398	(42,762)	(16%)

Total	$8,298,077	$8,001,956	$296,121	4%

Interest expense for same store properties decreased due to the principal repayments of the mortgages on those properties.  Eleven of the same store properties were not subject to mortgages as of September 30, 2006.  Interest expense for acquired properties increased primarily due to the mortgages related to the acquisitions of four industrial properties in 2006 and five industrial properties in 2005.  Other interest relates to interest on the Company’s line of credit and margin loans.  The decrease relates to decreased average balances on these lines.

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

Income from equity investment decreased in 2006 as compared to 2005 due to the dissolution of the investment in Hollister ’97 LLC (the LLC) in 2005.  During 2005, the LLC sold the Hollister Corporate Park.  The Company simultaneously withdrew from the LLC.  Upon withdrawal, the Company received $2,169,578 resulting in a gain of $1,269,179.

Discontinued operations include the operations of a vacant property in Wichita, Kansas and a vacant property in S. Brunswick, New Jersey which were sold in March 2006 and August 2007, respectively.  The following table summarizes the components of discontinued operations:

	2007	2006	2005

Rental and reimbursement revenue	$156,034	$949,810	$1,128,849
Real Estate Taxes	161,060	209,606	212,476
Operating Expenses	111,471	73,582	58,325
Depreciation	79,218	168,642	199,019
Income (Loss) from Operations of Disposed Property	(195,715)	497,980	659,029
Gain (Loss) on Sale of Investment Property	4,634,564	(28,385)	-0-
Income (Loss) from Discontinued Operations	$4,438,849	$469,595	$659,029

Cash flows from discontinued operations for the year ended September 30, 2007, 2006 and 2005 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2007	2006	2005

Cash flows from Operations	(4,749,234)	726,979	809,623
Cash flows from Investing Activities	8,150,000	1,320,854	(1,451)
Cash flows from Financing Activities	3,401,323	(877,482)	(1,045,918)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of September 30, 2007:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgage Notes Payable	$174,352,038	$9,994,642	$21,899,867	$24,921,636	$117,535,893
Retirement Benefits	569,318	60,000	120,000	120,000	269,318
Purchase of Property	10,450,000	10,450,000	-0-	-0-	-0-
Construction Contracts	5,600,000	5,600,000	-0-	-0-	-0-
Total	$190,971,356	$26,104,642	$22,019,867	$25,041,636	$117,805,211

Mortgage notes payable represents the principal amounts outstanding by scheduled maturity. The interest rates on these mortgages are fixed rates ranging from 5.22% to 8.50%.  The above table does not include the Company’s obligation under its line of credit and margin loan as described in Note No. 11 of the Notes to Consolidated Financial Statements.

Retirement benefits represent post-retirement benefits that are not funded and therefore will be paid from the assets of the Company.  The liability is being accrued and expensed over the payment terms.

Purchase of property represents the purchase price of an industrial building under contract. This purchase closed on November 30, 2007.

Construction contracts relate to commitments under the construction contracts to expand the industrial buildings in Beltsville, Maryland and Wheeling, Illinois.

Liquidity and Capital Resources

 The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  The Company’s shareholders’ equity increased from $107,566,977 as of September 30, 2006 to $167,214,302 as of September 30, 2007, principally due to proceeds from the Series A preferred stock offering, shares issued related to the merger with Monmouth Capital and the DRIP partially offset by dividends paid.  See further discussion below.

The Company’s ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the DRIP, proceeds from public offerings and private placements, and access to the capital markets.  Purchases of new properties, payments of expenses related to real estate operations, capital improvement programs, debt service, general and administrative expenses, and dividend requirements place demands on the Company’s liquidity.

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

Management does not see an indication that material factors are present that may negatively impact cash flows.  The Company is not aware of adverse trends, demands, commitments, events or uncertainties that are reasonably likely to have an impact on the Company’s liquidity.  The Company owns unencumbered securities available for sale of $13,436,992 as of September 30, 2007.  At September 30, 2007, the Company owned fifty-eight properties of which fourteen are not subject to mortgages.  These marketable securities and non-mortgaged properties provide the Company with additional liquidity.  In addition, the Company has $22,500,000 available on its $25,000,000 line of credit as of September 30, 2007.  Interest is LIBOR plus 185 basis points (7.68% as of September 30, 2007) and interest is due monthly.  The line expires in March 2009.  The Company has been raising capital through its DRIP, private placements and the public placement of common and preferred stock and investing in net-leased industrial properties.  The Company believes that funds generated from operations and the DRIP, the funds available on the line of credit, together with the ability to finance and refinance its properties and sell marketable securities will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages.  During 2007, the Company made acquisitions of three industrial properties, totaling approximately $28,561,000. In addition, the Company merged with Monmouth Capital and acquired a controlling interest in fourteen industrial properties for total cost of approximately $33,970,000.  The

Company issued 3,727,706 of the Company’s common shares for the outstanding shares of Monmouth Capital.   In fiscal 2008, the Company plans to continue to acquire net-leased industrial properties.  The Company also intends to expand its properties when requested by the tenants.  The funds for these acquisitions and expansions may come from the Company’s available line of credit, other bank borrowings and proceeds from the DRIP or private placements or additional public offerings of preferred and common stock.  In 2007, the Company closed on an offering of 1,322,500 shares of our 7.625% Series A Cumulative Redeemable Preferred Stock, at a $25.00 liquidation value, for total net proceeds after underwriting discounts and commission and other expenses of approximately $31,584,000 (see Note No. 17 to the Consolidated Financial Statements).  To the extent that funds or appropriate properties are not available, fewer acquisitions or expansions will be made.

The Company also invests in debt and equity securities of other REITs as a proxy for real estate when suitable acquisitions are not available, for liquidity, and for additional income.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  During fiscal 2007, the Company’s securities portfolio increased by $3,041,225 primarily due to purchases of $5,250,641 and securities of $2,748,068 acquired in the merger with Monmouth Capital.  The increase was partially offset by sales of securities with a cost of $4,069,240 and a decrease in the unrealized gain of $888,244.  The Company’s securities are purchased on margin from time to time when a favorable interest rate spread can be achieved.  The margin loan balance was $-0- and $4,318,544 as of September 30, 2007 and 2006, respectively.

Cash flows provided from operating activities were $13,224,299, $11,991,556 and $11,429,276 for fiscal years 2007, 2006 and 2005, respectively.    The increase in cash flows provided from operating activities is due to increased acquisitions and expanded operations.

Cash flows used in investing activities were $25,526,868, $32,691,106 and $19,643,014 for fiscal years 2007, 2006 and 2005, respectively.  Cash flows used in investing activities in 2007 decreased as compared to 2006 due mainly to the proceeds from the sale of an industrial property and also decreased acquisitions.  Cash flows used in investing activities increased in 2006 as compared to 2005 due mainly to increased property acquisitions in 2006 and decreased proceeds from sales of securities.

Cash flows provided from financing activities were $21,668,476, $16,806,026 and $13,211,677 for fiscal years 2007, 2006 and 2005, respectively.  Cash flows from financing activities increased in 2007 as compared to 2006 due mainly to proceeds from the preferred stock offering in 2007.  Cash flows from financing activities increased in 2006 as compared to 2005 due to increased net draws on the line of credit and margin loans due to the timing of acquisitions and the origination of mortgages.

As of September 30, 2007, the Company had total assets of $366,908,245 and liabilities of $199,693,943.  The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

The Company has a DRIP, in which participants can purchase stock from the Company at a price at approximately 95% of market.  During fiscal 2007, the Company modified its DRIP plan to allow for the DRIP to purchase shares on the open market at market value for participants, rather than purchasing shares directly from the Company at a discount. Because of this change and the Company issuing Series A Preferred Stock during the first quarter of fiscal 2007 (see Note No. 17 in the Notes to the Consolidated Financial Statements), it is anticipated, although no assurances can be given, that the level of participation in the DRIP will decrease in fiscal 2008 as compared to prior years.  In 2007, the Company paid $1,869,753 in preferred dividends.  The Company is required to pay cumulative dividends on the Series A Preferred Stock in the amount of $1.90625 per share per year, which is equivalent to 7.625% of the $25.00 liquidation value per share.

During 2007, the Company paid $12,691,237 as a dividend of $0.60 per common share.  Of the $12,691,237 in dividends paid, $1,193,000 was reinvested pursuant to the terms of the DRIP however the dividend reinvestment shares were purchased for the participants on the open market rather than from the authorized but unissued common stock of the Company.  Management anticipates maintaining the annual dividend rate of $0.60 per share although no assurances can be given since various economic factors can reduce the amount of cash flow available to the Company for common dividends.    All decisions which respect to the payment of dividends are made by the Company’s board of directors.

During the year ended September 30, 2007, no stock options were exercised.  During the year ended September 30, 2006, one officer exercised stock options to purchase 20,000 shares for a total of $142,600.  During the year ended September 30, 2005, five directors exercised their stock options and purchased 108,000 shares for a total of $741,315.

During the year ended September 30, 2002, nine officers, directors and key employees exercised their stock options and purchased 255,000 shares for a total of $1,617,488.  Of this amount, 225,000 shares, for a total of $1,439,363, were exercised through the issuance of notes receivable from officers.  These notes receivable are at an interest rate of 5%, mature on April 30, 2012 and are collateralized by the underlying common shares.  As of September 30, 2007, the balance of these notes receivable was $1,201,563.

New Accounting Pronouncements

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

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions but, as a REIT, we generally do not pay tax on our net income distributed as dividends to our shareholders. Our taxable subsidiary does not join in the Company’s REIT tax filings and as such is itself subject to federal income tax. The Company will adopt FIN 48 effective October 1, 2007 and has concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company plans to adopt SFAS 157 beginning October 1, 2008.  The Company is currently assessing what impact, if any, the adoption of SFAS 157 will have on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company plans to adopt SFAS 159 beginning October 1, 2008.  The Company is currently evaluating the impact of SFAS 159 on our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

The Company is exposed to interest rate changes primarily as a result of its line of credit, margin loans and long-term debt used to maintain liquidity and fund capital expenditures and acquisitions of the Company’s real estate investment portfolio.  The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows primarily at fixed rates.  The Company invests in futures contracts of 10-year treasury notes with the objective of reducing exposure of the preferred equity and debt securities portfolio to interest rate fluctuations and to mitigate the risk of rolling over fixed-rate debt at higher interest rates upon maturity.

The following table sets forth information as of September 30, 2007, concerning the Company’s long-term debt obligations, including principal payments by scheduled maturity, weighted average interest rates and estimated fair value:

Long –Term Debt:			Average
Fixed Rate	Fiscal	Carrying Value	Interest Rate	Fair Value

	2008	$102,136	8.50%
	2009	-0-	-0-%
	2010	554,592	5.24%
	2011	-0-	-0-%
	2012	8,161,120	7.35%
	Thereafter	165,534,190

	Total	$174,352,038		$175,306,000

The Company also has a variable rate line of credit maturing in March, 2009 of $25,000,000.  The balance outstanding as of September 30, 2007 was $2,500,000.  The interest rate is based on LIBOR plus 185 basis points and is due monthly.  The interest rate was 7.68% as of September 30, 2007.

Additionally, the Company has the ability to obtain margin loans, secured by its marketable securities. There was no outstanding balance on the margin loan as of September 30, 2007.  The interest rate on the margin account was 7.0% as of September 30, 2007.

The Company also invests in both debt and equity securities of other REITs and is primarily exposed to equity price risk from adverse changes in market rates and conditions.  All securities are classified as available for sale and are carried at fair value.   The Company invests in futures contracts of the ten-year treasury notes with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations and to mitigate the risk of rolling over fixed rate debt at higher interest rates upon maturity.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Part IV, Item 15 (a) (1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2007	12/31/06	3/31/07	6/30/07	9/30/07

Rental and Reimbursement Revenue	$6,700,735	$7,099,496	$6,750,523	$8,704,052
Total Expenses	3,507,855	3,928,459	3,309,258	4,810,227
Other Income (Expense)	(1,824,114)	(1,717,456)	(1,082,686)	(2,720,664)
Income from Continuing Operations	1,456,799	1,605,390	2,286,382	1,005,516
Income (Loss) from Discontinued Operations (1)	68,001	(151,809)	(72,197)	4,594,854
Net Income	1,524,800	1,453,581	2,214,185	5,625,072
Net Income Applicable to Common Shareholders	1,524,800	844,336	1,656,128	4,922,621
Net Income per Common Share	.07	.03	.08	.23

FISCAL 2006	12/31/05	3/31/06	6/30/06	9/30/06

Rental and Reimbursement Revenue	$6,073,282	$6,498,269	$6,452,912	$6,569,639
Total Expenses	3,004,730	3,253,717	3,298,718	3,122,001
Other Income (Expense)	(1,642,853)	(1,539,484)	(1,640,027)	(2,396,579)
Income from Continuing Operations	1,425,699	1,705,068	1,514,167	1,051,059
Income (Loss) from Discontinued Operations	120,201	75,434	133,700	140,260
Net Income	1,545,900	1,780,502	1,647,867	1,191,319
Net Income Applicable to Common Shareholders	1,545,900	1,780,502	1,647,867	1,191,319
Net Income per Share	.08	.09	.08	.07

(1)  During August 2007, the Company sold an industrial property in South Brunswick, New Jersey and recognized a gain on sale of $4,634,564.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2007.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2007.

Reznick Group, P.C., the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting, a copy of which is included herein.

(c)

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Monmouth Real Estate Investment Corporation

We have audited Monmouth Real Estate Investment Corporation’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Monmouth Real Estate Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financing Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Monmouth Real Estate Investment Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of Monmouth Real Estate Investment Corporation, and our report dated December 12, 2007 expressed an unqualified opinion.

/s/ Reznick Group, P.C.

Baltimore, Maryland
December 12, 2007

ITEM 9B – OTHER INFORMATION

None

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the Directors and Executive Officers of the Company as of September 30, 2007:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since
Anna T. Chew	49	Chief Financial Officer (1991 to present) and Director. Vice President (1995 to present) and Director (1994 to present) of UMH Properties, Inc., an affiliated company. Certified Public Accountant.	2007
Daniel D. Cronheim	53	Director. Attorney at Law (1979 to present). Executive Vice President (1989 to present) and General Counsel (1983 to present) of David Cronheim Company. President (2000 to present) of David Cronheim Mortgage Company. President (1997 to present) of Cronheim Management Services, Inc. Director (2000 to present) of Hilltop Community Bank.	1989
Catherine B. Elflein (1)	46	Independent Director. Certified Public Accountant. Director of Treasury and Risk Management (2006 to present) at Celgene Corporation; Controller of Captive Insurance Companies (2004-2006) and Director – Treasury Operations (1998-2004) at Celanese Corporation.	2007
Neal Herstik	48	Independent Director. Attorney at Law, Gross, Truss & Herstik, PC (1997 to present). Co-founder and former President, Manalapan-Englishtown Education Foundation, Inc., a non-profit corporation (1995 to 2001).	2004
Matthew I. Hirsch	48	Independent Director. Attorney at law (1985 to present). Adjunct Professor of Law (1993 to present) Widener University School of Law.	2000

Joshua Kahr	33	Independent Director. Principal of Kahr Real Estate Services (2002 to Present), a real estate advisory firm based in New York City. Senior Director, GVA Williams (2000 to 2002).	2007
Eugene W. Landy	73	President and Chief Executive Officer (1968 to present) and Director. Attorney at Law. Chairman of the Board (1995 to present), President (1969 to 1995) of UMH Properties, Inc., an affiliated company.	1968

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since
Michael P. Landy	45	Executive Vice President – Investments and Director. Vice President – Investments (2001 to present) of UMH Properties, Inc., an affiliated company. President (1998 to 2001) of Siam Records, LLC. Chief Engineer and Technical Director (1987 to 1998) of GRP Recording Company.	2007
Samuel A. Landy	47	Director. Attorney at Law (1985 to present). President (1995 to present), Vice President (1991 to 1995) and Director (1992 to present) of UMH Properties, Inc., an affiliated company.	1989
Cynthia J. Morgenstern	38	Executive Vice President and Director. Vice President (1996 to 2001) Summit Bank, Commercial Real Estate Division.	2002
Scott L. Robinson	37	Independent Director. Vice President Citi Markets and Banking (2007 to present) at Citigroup. Senior REIT and CMBS analyst of Standard & Poor’s, (1998 to present); Adjunct Professor at New York University, The Real Estate Institute (2003 to present).	2005
Eugene Rothenberg	74	Independent Director. Investor. Retired physician. Director (1977 to present) of UMH Properties, Inc. an affiliated company.	2007
Maureen E. Vecere	38	Controller (2003 to present) and Treasurer (2004 to present). Certified Public Accountant. Audit Manager (1996-2003), KPMG LLP.	N/A
Stephen B. Wolgin	53	Independent Director. Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New York; Principal of the Wolgin Group (2000-2003); prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis.	2003

Notes:

(1)  Catherine B. Elflein was appointed to the board effective October 9, 2007.  Peter J. Weidhorn resigned from the board effective September 24, 2007.

Family Relationships

There are no family relationships between any of the directors or executive officers, except that Samuel A. Landy and Michael P. Landy are the sons of Eugene W. Landy, the President and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are Stephen Wolgin (Chairman), Matthew I. Hirsch, Scott Robinson and Catherine Elflein. The Company’s board of directors has determined that Stephen B.  Wolgin and Catherine B. Elflein are financial experts and are independent.

Delinquent Filers

There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics (the Code of Ethics).  The Code of Ethics can be found at the Company’s website at www.mreic.com.  In addition, the Code of Ethics was filed with the Securities and Exchange Commission on December 14, 2004 with the Company’s September 30, 2004 Form 10-K.  The Company will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding a waiver from any provision of the Code of Ethics for principal officers or directors by disclosing the nature of such amendment of waiver on our website.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the Committee) of the Board has been appointed to discharge the Board's responsibilities relating to the compensation of the Company's executive officers. The Committee has the overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Committee's primary objectives include serving as an independent and objective party to review such compensation plans, policies and programs.

Throughout this report, the individuals who served as the Company’s president and chief executive officer and executive vice president during fiscal 2007, as well as the other individuals included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the named executive officers.

Compensation Philosophy and Objectives

The Compensation Committee believes that a well-designed compensation program should align the goals of the shareholders with the goals of the chief executive officer, and that a significant part of the executive's compensation, over the long term, should be dependent upon the value created for shareholders. In addition, all executives should be held accountable through their compensation for the performance of the Company, and compensation levels should also reflect the executive's individual performance in an effort to encourage increased individual contributions to the Company's performance. The compensation philosophy, as reflected in the Company's employment agreements with its executives, is designed to motivate executives to focus on operating results and create long-term shareholder value by:

• establishing a plan that attracts, retains and motivates executives through compensation that is competitive with a peer group of other publicly-traded real estate investment trusts, or REITs;

• linking a portion of executives' compensation to the achievement of the Company's business plan by using measurements of the Company's operating results and shareholder return; and

• building a pay-for-performance system that encourages and rewards successful initiatives within a team environment.

The Compensation Committee believes that each of the above factors is important when determining compensation levels for named executive officers. The Committee reviews and approves the employment contracts for the president and chief executive officer and executive vice presidents, including performance goals and objectives.  The Committee annually evaluates performance of the executive officers in light of those goals and objectives. The Committee considers the Company's performance, relative shareholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to named executive officers in prior years. To that end, the Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to those executives who meet or exceed established goals.

Role of Executive Officers in Compensation Decisions

The Committee makes all final compensation decisions for the Company's named executive officers. The president and executive vice president annually review the performance of the controller and then present their conclusions and recommendations to the Committee with respect to base salary adjustments and annual cash bonus and stock option awards. The Committee exercises its own discretion in modifying any recommended adjustments or awards, but does consider the recommendations from the president and executive vice president.

Role of Grants of Stock Options in Compensation Analysis

The Committee views the grant of stock options as a form of long-term compensation.  The Committee believes that the grant of these options promotes the Company's goal of retaining key employees, and aligns the key employee's interests with those of the Company's shareholders from a long-term perspective.

Role of Employment Agreements in Determining Executive Compensation

Each of the Company's currently employed named executive officers is a party to an employment agreement.  These agreements provide for base salaries, bonuses and customary fringe benefits.

Base Salaries

Base salaries are paid for ongoing performance throughout the year. In order to compete for and retain talented executives who are critical to the Company's long-term success, the Committee has determined that the base salaries of named executive officers should approximate those of executives of other equity REITs that compete with the Company for employees, investors and business, while also taking into account the named executive officers' performance and tenure and the Company's performance relative to its peer companies within the REIT sector.

Bonuses

In addition to the provisions for base salaries under the terms of our employment agreements, the president is entitled to receive annual cash bonuses for each calendar year during the term of the agreement, based on the achievement of certain performance goals set by the Committee.

In addition to its determination of the executive's individual performance levels for 2007, the Committee also compared the executive's total compensation for 2007 to that of similarly-situated personnel in the REIT industry.

Stock Options

The employment agreements also provide that certain executives are eligible for grants of stock options.

Perquisites and Other Personal Benefits

The Company's employment agreements provide the named executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to the executive officers.

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executives, spouse and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental long-term disability insurance, at the Company's cost, as agreed to by the Company and the executive.  Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended September 30, 2007, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

In addition, the named executive officers’ employment agreements each contain provisions relating to change in control events and severance upon termination for events other than without cause or good reason (as defined under the terms of the employment agreements). These change in control and severance terms are designed to promote stability and continuity of senior management. Information regarding these provisions is included in “Employment Contracts” provided below in Item 11 of this report.

Evaluation

Mr. Eugene Landy is under an employment agreement with the Company.  His base compensation under his amended contract was increased in 2004 to $175,000 per year. Subsequent to the merger with Monmouth Capital in July 2007, his annual salary was increased to $225,000 (The Summary Compensation Table for Mr. Eugene Landy shows a salary of $183,333, $30,000 in bonuses and $63,273 in director’s fees and fringe benefits).

The Committee also reviewed the progress made by Ms. Cynthia J. Morgenstern, Executive Vice President.  Ms. Morgenstern is under an employment agreement with the Company.  Her base compensation under this contract is $208,550 for 2007.  Ms. Morgenstern received bonuses totaling $16,423 and $39,444 in director’s fees and fringe benefits.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

Stephen B. Wolgin

Matthew I. Hirsch

Summary Compensation Table

The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 2007, 2006, and 2005 to the named executive officers.  There were no other executive officers whose aggregate compensation allocated to the Company exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene W. Landy	2007	$183,333	$30,000	$-0-	$44,273 (1)	$19,000 (2)	$276,606
President and CEO	2006	175,000	7,500	31,850	44,697 (1)	16,000 (2)	275,047
	2005	175,000	7,000	37,050	45,090 (1)	33,500 (2)	297,640

Anna T, Chew (3)	2007	$37,000	$-0-	$-0-	$-0-	$-0-	$37,000
Chief Financial	2006	29,267	-0-	23,000	-0-	-0-	52,267
Officer	2005	27,874	-0-	28,500	-0-	-0-	56,374

Cynthia J. Morgenstern	2007	$208,550	$16,423	$-0-	$-0-	$39,444 (4)	$264,417
Executive Vice	2006	189,500	15,038	23,000	-0-	34,756 (4)	262,294
President	2005	172,000	13,807	28,500	-0-	33,876 (4)	248,183

Michael P. Landy	2007	$165,000	$13,038	$-0-	$-0-	$7,535 (5)	$185,573
Executive Vice Pres -	2006	150,000	9,962	11,500	-0-	3,535 (5)	174,997
Investments	2005	110,000	9,192	14,250	-0-	3,276 (5)	136,718

Maureen E. Vecere	2007	$118,250	$9,770	$-0-	$-0-	$2,400 (6)	$130,420
Controller and	2006	107,500	9,192	11,500	-0-	2,399 (6)	130,591
Treasurer	2005	100,000	8,423	14,250	-0-	2,671 (6)	125,344

Notes:

(1)

Amount is accrual for pension and other benefits of $44,273, $44,697 and $45,090 for 2007, 2006 and 2005, respectively, in accordance with Mr. Landy’s employment contract.

(2)

Represents Director’s fees of $19,000, $16,000 and $16,000 for 2007, 2006 and 2005, respectively, paid to Mr. Landy; and legal fees paid to the firm of Eugene W. Landy of $-0-, $-0- and $17,500 for 2007, 2006 and 2005, respectively.

(3)

Ms. Anna Chew, the Company’s Chief Financial Officer, is an employee of and is paid by UMH Properties, Inc, an affiliated REIT.  Approximately $37,000 of her compensation cost is allocated by UMH and reimbursed by the Company, pursuant to a cost sharing agreement between the Company and UMH.  Please see UMH annual report on Form 10-K for details of Ms. Chew employment agreement and compensation arrangement.

(4)

Represents Director’s fees of $19,000, $16,000, and $16,000 in 2007, 2006, and 2005, respectively and fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(5)

Represents Director’s fees of $4,000 in 2007 and fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.  Approximately 33% of this employee’s compensation cost is allocated to and reimbursed by UMH, pursuant to a cost sharing agreement between the Company and UMH.

(6)

Represents discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

Stock Option Plan

No stock options were granted or exercised during fiscal 2007.  Due to the merger with Monmouth Capital, options to purchase 214,000 shares of Monmouth Capital became exercisable in accordance with their existing terms for 140,170 shares of the Company stock at exercise prices adjusted for the stock conversion ratio.   To the extent that an option to purchase Monmouth Capital common stock was not yet vested at the effective time of the merger, the option remained subject to the same terms and conditions of vesting as in effect immediately before the merger.  The table below includes the named executive officers’ converted Monmouth Capital options.

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at September 30, 2007:

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option exercise price ($)	Option expiration date

Eugene W.	-0-	16,375	8.05	1/22/15
Landy	65,000	-0-	8.15	8/02/14
	16,375	-0-	8.70	9/21/13
	65,000	-0-	8.28	8/10/13
	65,000	-0-	7.89	8/3/12
	65,000	-0-	6.90	1/22/11
	65,000	-0-	7.13	6/21/10
	32,750	-0-	5.04	10/04/09

Anna T.	-0-	6,550	8.05	1/22/15
Chew	50,000	-0-	8.04	9/12/14
	6,550	-0-	8.70	9/21/13
	50,000	-0-	8.28	8/10/13
	50,000	-0-	7.41	5/20/12
	30,000	-0-	7.13	6/21/10

Cynthia J.	-0-	6,550	8.05	1/22/15
Morgenstern	50,000	-0-	8.04	9/12/14
	6,550	-0-	8.70	9/21/13
	50,000	-0-	8.28	8/10/13
	50,000	-0-	7.41	5/20/12

Michael P.	-0-	9,825	8.05	1/22/15
Landy	25,000	-0-	8.04	9/12/14
	9,825	-0-	8.70	9/21/13
	25,000	-0-	8.28	8/10/13

Maureen E.	-0-	6,550	8.05	1/22/15
Vecere	25,000	-0-	8.04	9/12/14
	6,550	-0-	8.70	9/21/13
	25,000	-0-	8.28	8/10/13
	15,000	-0-	7.41	5/20/12

(1)  These options become exercisable on January 22, 2008.  All options are exercisable one year from date of grant.

Employment Agreements

Effective January 1, 2004, Eugene W. Landy entered into an amended employment agreement with the Company that will expire on December 31, 2009. Mr. Eugene Landy’s amended employment agreement provides for annual base compensation of $175,000 and a pension payment of $50,000 per year, payable each year through December 31, 2013, which will increase to $55,000 per year if the Company completes a transaction that results in a 100% increase in the Company’s market capitalization. Prior to the merger with Monmouth Capital, Mr. Eugene Landy was paid $50,000 for acting as the president of Monmouth Capital.  This additional salary amount was assumed by the Company upon consummation of the merger and its continuation was approved by the board of directors.   Pursuant to the amended employment agreement, Mr. Eugene Landy will receive, each year, an option to purchase 65,000 shares of the Company common stock and may receive bonuses in amounts determined by the Company’s board of directors, based upon progress towards achieving certain target levels of growth in market capitalization, funds from operations and dividends per share. The amended employment agreement provides that Mr. Eugene Landy is entitled to five weeks paid vacation and to participate in the Company’s employee benefits plans at any time he is entitled to receive pension benefits. The amended employment agreement also provides for aggregate severance payments of $500,000, payable to Mr. Eugene Landy upon the termination of his employment for any reason, in increments of $100,000 per year for five years, disability payments, payable to Mr. Eugene Landy in the event of his disability (as defined in the amended employment agreement) for a period of three years, equal to Mr. Eugene Landy’s salary and a death benefit of $500,000 payable to Mr. Eugene Landy’s designated beneficiary. Upon the termination of Mr. Eugene Landy’s employment following or as a result of certain types of transactions that lead to a significant increase in the Company’s market capitalization, the amended employment agreement provides that Mr. Eugene Landy will receive a grant of 35,000 to 65,000 shares of the Company common stock, depending on the amount of the increase in the Company’s market capitalization, all of his outstanding options to purchase shares of the Company common stock will become immediately vested and he will be entitled to continue to receive benefits under the Company’s health, dental, insurance and similar plans for one year. The merger does not trigger any of these provisions of the amended employment agreement, although the growth in market capitalization of the Company that would occur upon closing of the merger is one of many factors that the Company’s board of directors may consider in determining the amount of Mr. Eugene Landy’s bonus, if any. The amended employment agreement is terminable by the Company’s board of directors at any time by reason of Mr. Eugene Landy’s death or disability or for cause, which is defined in the amended employment agreement as a termination of the agreement if the Company’s board of directors determines in good faith that Mr. Eugene Landy failed to substantially perform his duties to the Company (other than due to his death or disability), or has engaged in conduct the consequences of which are materially adverse to the Company, monetarily or otherwise. Upon termination of the amended employment agreement, Mr. Eugene Landy will remain entitled to the disability, severance, death and pension benefits provided for in the amended employment agreement.

Effective January 1, 2007, the Company and Cynthia J. Morgenstern entered into an employment agreement that will expire on December 31, 2009.  Under this employment agreement, Ms. Morgenstern is entitled to receive a base salary of $208,550 for the year ending December 31, 2007, and is entitled to increases of 7.5% for the years ending December 31, 2008 and 2009, plus bonuses, if any, in amounts determined by the Company’s board of directors or president.  Pursuant to this employment agreement, the Company’s president must request annually that the Company’s stock option committee grant Ms. Morgenstern an option to purchase 50,000 shares of the Company’s Common Stock, although the employment agreement does not require that the stock option committee grant any options.  Ms. Morgenstern’s employment agreement provides for four weeks paid vacation, the use of an automobile, reimbursement of her reasonable and necessary business expenses and that Ms. Morgenstern is entitled to participate in the Company’s employee benefit plans.  Ms. Morgenstern’s employment agreement also requires the Company to reimburse Ms. Morgenstern for the cost of a disability insurance policy such that, in the event of Ms. Morgenstern’s disability for a period of more than 90 days, Ms. Morgenstern will receive benefits equal to her then-current salary.  In the event of a merger, sale or change of control of the Company, which is defined in Ms. Morgenstern’s employment agreement as a change in voting control of the Company or change in control of 25% or more of the Company’s board of directors by other than its existing directors and excludes transactions between the

Company and UMH, Ms. Morgenstern will have the right to terminate the employment agreement or extend the employment agreement for three years from the date of the change in control.  If there is a termination of employment for any reason, the employee shall be entitled to receive one year’s compensation at the date of termination.  The compensation is to be at the greater of current compensation at the date of merger or change in control.

Effective January 1, 2006, Monmouth Capital and Michael P. Landy entered into a three-year employment agreement, under which the employee receives an annual base salary of $150,000 for 2006 with increases of 10% for 2007 and 2008, plus bonuses and customary fringe benefits.  The employee will also receive four weeks vacation.  Mr. M. Landy’s employment agreement also requires the Company to reimburse him for the cost of a disability insurance policy such that, in the event of his disability for a period of more than 90 days, the employee will receive benefits equal to his then-current salary.  In the event of a merger, sale or change of control of the Company, which is defined in Mr. M. Landy’s employment agreement as a change in voting control of the Company or change in control of 25% or more of the Company’s board of directors by other than its existing directors and excludes transactions between the Company and UMH, the employee will have the right to terminate the employment agreement or extend the employment agreement for one year from the date of the change in control.  If there is a termination of employment for any reason, the employee shall be entitled to receive one year’s compensation at the date of termination.  The compensation is to be at the greater of current compensation at the date of merger or change in control.   Approximately 33% of Mr. M. Landy’s compensation is allocated to and reimbursed by UMH pursuant to a cost sharing agreement between the Company and UMH.

Effective January 1, 2006, the Company and Maureen E. Vecere entered into a three-year employment agreement, under which Ms. Vecere receives an annual base salary of $107,500 for 2006 with increases of 10% for 2007 and 2008, plus bonuses and customary fringe benefits.  The employee also receives four weeks vacation.  Ms. Vecere’s employment agreement also requires the Company to reimburse Ms. Vecere for the cost of a disability insurance policy such that, in the event of Ms. Vecere’s disability for a period of more than 90 days, Ms. Vecere will receive benefits equal to her then-current salary.  In the event of a merger, sale or change of control of the Company, which is defined in Ms. Vecere’s employment agreement as a change in voting control of the Company or change in control of 25% or more of the Company’s board of directors by other than its existing directors and excludes transactions between the Company and UMH, Ms. Vecere will have the right to terminate the employment agreement or extend the employment agreement for one year from the date of the change in control.  If there is a termination of employment for any reason, the employee shall be entitled to receive one year’s compensation at the date of termination.  The compensation is to be at the greater of current compensation at the date of merger or change in control.

Director Compensation

The Directors receive a fee of $1,500 for each Board Meeting attended, and an additional fixed annual fee of $10,000 payable quarterly.  Directors appointed to board committees receive $150 for each meeting attended.  Those specific committees are Nominating Committee, Compensation Committee, Audit Committee and Stock Option Committee.  The table below sets forth a summary of director compensation for the fiscal year ended September 30, 2007.

Director	Annual Board Cash Retainer ($)	Meeting Fees ($)	Committee Fees ($)	Option Awards ($)	Total ($)
Ernest Bencivenga (1)	$10,000	$9,000	$-0-	$-0-	$19,000
Anna T. Chew (2)	10,000	9,000	-0-	-0-	19,000
Daniel D. Cronheim	10,000	9,000	-0-	-0-	19,000
Neal Herstik	10,000	9,000	-0-	-0-	19,000
Matthew I. Hirsch (3)(4)(5)	10,000	9,000	7,700	-0-	26,700
Charles Kaempffer (1)	10,000	9,000	600	-0-	19,600
Joshua Kahr (2)	2,500	1,500	-0-	-0-	4,000
Eugene W. Landy	10,000	9,000	-0-	-0-	19,000
Michael P. Landy (2)	2,500	1,500	-0-	-0-	4,000
Samuel A. Landy	10,000	9,000	-0-	-0-	19,000
Cynthia J. Morgenstern	10,000	9,000	-0-	-0-	19,000
Scott L. Robinson	10,000	9,000	6,500	-0-	25,500
Eugene Rothenberg (2)	2,500	1,500	-0-	-0-	4,000
Robert Sampson (1)(2)	-0-	800	-0-	-0-	800
Peter J. Weidhorn (3)(5)	10,000	9,000	9,750	-0-	28,750
Stephen B. Wolgin (3)(4)(5)(6)	10,000	9,000	1,500	-0-	20,500
Total	$127,500	$113,300	$26,050	$-0-	$266,850

(1)

Emeritus directors are retired directors who are not entitled to vote on board resolutions however they receive directors’ fees for participation in the board meetings.

(2)

These directors were former Monmouth Capital board members who were appointed to the Company’s board of directors upon consummation of the merger.

(3)

Mr. Weidhorn, Mr. Hirsch and Mr. Wolgin were members of the audit committee and the nominating committee during fiscal 2007.  The Board had determined that Mr. Weidhorn was considered an “audit committee financial expert” within the meaning of the rules of the SEC and was “financially sophisticated” within the meaning of the listing requirements of the NASDAQ Global Select Market.  The audit committee for 2008 consists of Mr. Hirsch, Mr. Wolgin, Mr. Robinson and Ms. Elflein. The board had determined that Mr. Wolgin and Ms. Elflein are considered “audit committee financial experts” within the meaning of the rules of the SEC and are “financially sophisticated” within the meaning of the listing requirements of the NASDAQ Global Select Market

(4)

Mr. Hirsch and Mr. Wolgin are members of the compensation committee.

(5)

Mr. Weidhorn (Chairman), Mr. Hirsch, and Mr. Robinson were appointed to the Special Committee to consider and recommend the merger terms with Monmouth Capital.  The retainer for the committee was $5,000 plus $2,500 for the Chairman.  The meeting fees were $500 per meeting.

(6)

Mr. Weidhorn resigned from the board effective September 24, 2007.  Mr. Weidhorn was replaced by Catherine B. Elflein, who was appointed to the board effective October 9, 2007.

Other Information

Except as provided in the specific agreements described above, the Company has no pension or other post-retirement plans in effect for officers, directors or employees.  The Company’s employees may elect to participate in the 401(k) plan of UMH Properties, Inc.

Daniel D. Cronheim is a Director of the Company and Executive Vice President of David Cronheim Company (Cronheim).  Daniel Cronheim received $19,000, $16,000 and $16,000 for Director’s fees in 2007, 2006 and 2005, respectively.  The David Cronheim Company received $33,273, $15,419 and $54,581 in lease commissions in 2007, 2006 and 2005, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $47,250, $-0- and $60,200 in mortgage brokerage commissions in 2007, 2006 and 2005, respectively.  CMS received $42,558 for a real estate commission on the sale of the South Brunswick, New Jersey property in 2007.

During fiscal 2007 and 2006, the Company was subject to management contracts with CMS. For the calendar year 2007, 2006, and 2005, the management fee was fixed at $380,000, $380,000 and $350,000, respectively.  CMS provides sub-agents as regional managers for the Company’s properties and compensates them out of this management fee.   The Company paid CMS $367,976, $367,976 and $334,505 in 2007, 2006 and 2005, respectively, for the management of the properties.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks and no member of the compensation committee has served as an officer or employee of the Company or any of its subsidiaries at any time.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of the Company’s common stock (the shares) as of September 30, 2007 by:

•

each person known by the Company to beneficially own more than five percent of the Company’s outstanding shares;

•

the Company’s directors;

•

the Company’s executive officers; and

•

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o Monmouth Real Estate Investment Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by that person under options exercisable within 60 days of September 30, 2007 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Shares Outstanding(2)

Oakland Financial Corporation 34200 Mound Road Sterling Heights, Michigan 48310 UMH Properties, Inc. Palisade Concentrated Equity Partnership L.P. One Bridge Plaza Fort Lee, New Jersey 07024	1,834,371(3) 1,705,982(4) 625,704(5)	7.66% 7.13% 2.61%
Anna T. Chew	270,904(6)	1.12%
Daniel D. Cronheim	75,209(7)	*
Catherine B. Elflein	1,850(8)	*
Neal Herstik	7,527(9)	*
Matthew I. Hirsch	52,949(10)	*
Eugene W. Landy	1,443,230(11)	5.94%
Samuel A. Landy	372,879(12)	1.56%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Shares Outstanding (2)

Michael P. Landy	194,844(13)	*
Cynthia J. Morgenstern	218,359(14)	*
Scott Robinson	7,000(15)	*
Maureen E. Vecere	71,833(16)	*
Stephen B. Wolgin	17,017(17)	*
Directors and Officers as a group	2,733,601	11.00%

*Less than 1%.

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares listed.

(2)

Based on the number of shares outstanding on September 30, 2007, which was 23,940,696.

(3)

Based on Schedule 13D as of March 13, 2006, filed with the SEC by Oakland Financial Corporation (“Oakland”), Liberty Bell Agency, Inc. (“Liberty Bell”), and Cherokee Insurance Company (“Cherokee”). As of March 10, 2006, Oakland owned 108,915, Liberty Bell owned 588,512, Cherokee owned 1,071,185, Erie Manufactured Home Properties, LLC, owned 38,981, and Matthew T. Maroun owned 26,778.  This filing with the SEC by Oakland, indicates that Oakland shares voting and dispositive power with respect to those shares with Liberty Bell, Cherokee, and Erie Manufactured Homes, all of which are wholly-owned subsidiaries of Oakland.  Matthew T. Moroun is the Chairman of the Board and controlling stockholder of Oakland, Liberty Bell and Cherokee.

(4)

Based on Schedule 13D as of September 13, 2007, filed with the SEC by UMH Properties, Inc. which indicates that UMH has sole voting and dispositive power with respect to 1,705,982 shares.  Included in the 1,705,982 shares held, UMH owns $1,000,000 principal amount of the 2003 Debentures, representing 109,170 shares on a converted basis at $9.16 per share, and $5,000,000 of the 2005 Debentures, representing 436,681 shares on a converted basis at $11.45 per share, for a total of 545,852 shares on a converted basis.

(5)

Based on Schedule 13F filed as of September 30, 2007, filed with the SEC by Palisade Capital Management, LLC, which indicates that Palisade has sole voting and dispositive power with respect to 625,704 shares.

(6)

Includes (a) 68,954 Shares owned jointly with Ms. Chew’s husband; and (b) 15,400 shares held in Ms. Chew’s 401(k) Plan.  As a co-trustee of the UMH 401(k), Ms. Chew has shared voting power over the shares held by the UMH 401(k).  She, however, disclaims beneficial ownership of all of the shares held by the UMH 401(k), except for the 15,400 shares held by the UMH 401(k) for her benefit.  Amount includes 186,550 shares issuable upon exercise of a stock option.  Amount excludes 6,550 shares issuable upon the exercise of a stock option, which stock option is not exercisable until January 22, 2008.

(7)

Includes 15,000 shares issuable upon exercise of a stock option.

(8)

Includes 1,100 shares owned jointly with Ms. Elflein’s husband

(9)

Includes 5,000 shares issuable upon the exercise of a stock option.

(10)

Includes 41,949 shares owned jointly with Mr. Hirsch’s wife and 11,000 shares issuable upon exercise of a stock option.

(11)

Includes (a) 111,035 shares owned by Mr. Landy’s wife; (b) 216,993 shares held in the E.W. Landy Profit Sharing Plan of which Mr. Landy is a trustee and has shared voting and dispositive power; (c) 168,091 shares held in the E.W. Landy Pension Plan over which Mr. Landy has shared voting and dispositive power; (d) 13,048 shares held in Landy Investments Ltd., over which Mr. Landy has shared voting and dispositive power; and (e) 86,200 shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, over which Mr. Landy has shared voting and dispositive power.  Amount includes 374,125 shares issuable upon the exercise of stock options.    Amount excludes 16,375 shares issuable upon the exercise of a stock option, which stock option is not exercisable until January 22, 2008.

(12)

Includes (a) 20,035 shares owned by Mr. Landy’s wife; (b) 111,929 shares held in custodial accounts for Mr. Landy’s minor children under the New Jersey Uniform Transfers to Minors Act with respect to which he disclaims any beneficial interest but he has sole dispositive and voting power; (c) 25,049 shares in the Samuel Landy Family Limited Partnership; and (d) 38,338 shares held in the UMH 401(k) Plan.  As a co-trustee of the UMH 401(k), Mr. Landy has shared voting power over the shares held by the UMH 401(k).  He, however, disclaims beneficial ownership of all of the shares held by the UMH 401(k), except for the 38,338 shares held by the UMH 401(k) for his benefit.  Amount includes 15,000 shares issuable upon the exercise of stock options.

(13)

Includes 2,670 shares held in Mr. Landy’s 401(k) Plan over which he has sole dispositive power.  Includes (a) 10,757 shares owned by Mr. Landy’s wife; and (b) 81,544 shares held in custodial accounts for Mr. Landy’s minor children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote.  Amount includes 59,825 shares issuable upon the exercise of a stock option. Amount excludes 9,825 shares issuable upon the exercise of a stock option, which stock option is not exercisable until January 22, 2008.

(14)

Amount includes 1,755 shares held in Ms. Morgenstern’s 401(k) plan over which she has sole dispositive power.  Amount includes 156,550 shares issuable upon the exercise of a stock option.  Amount excludes 6,550 shares issuable upon the exercise of a stock option, which stock option is not exercisable until January 22, 2008.

(15)

Amount includes 5,000 shares issuable upon the exercise of a stock option.

(16)

Amount includes 178 shares held in Ms. Vecere’s 401(k) Plan over which she has sole dispositive power.  Amount includes 71,550 shares issuable upon the exercise of a stock option. Amount excludes 6,550 shares issuable upon the exercise of a stock option, which stock option is not exercisable until January 22, 2008.

(17)

Amount includes 1,019 shares owned by Mr. Wolgin’s wife.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain relationships and related party transactions are incorporated herein by reference to Item 15 (a) (1) (IV) Note No. 15 of the Notes to the Consolidated Financial Statements - Related Party Transactions.

See identification of independent directors under Item 10 and committee members under Item 11.

The board of directors approves all related party transactions.

ITEM 14  - PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP (KPMG) served as the Company’s independent registered public accountants for the first two quarters of fiscal 2005.  The following are the fees billed by KPMG in connection with services rendered:

	2007	2006

Audit Fees	$-0-	$-0-
Audit Related Fees	20,000	10,000
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$20,000	$10,000

Audit related fees include charges for issuing consents in connection with the filing of the Company’s Annual Report on Form 10-K, and the filing of registration statements for the Company’s offering of preferred stock and the merger with Monmouth Capital.

Reznick Group (Reznick) served as the Company’s independent registered public accountants for the years ended September 30, 2007 and 2006.  The following are fees billed by and accrued to Reznick in connection with services rendered:

	2007	2006

Audit Fees	$165,000	$151,000
Audit Related Fees	10,000	-0-
Tax Fees	34,000	34,000
All Other Fees	-0-	-0-
Total Fees	$209,000	$185,000

Audit fees include professional services rendered for the audit of the Company’s annual financial statements, management’s assessment of internal controls, and reviews of financial statements included in the Company’s quarterly reports on Form 10-Q.    This fiscal year was the second year the Company was subject to the Sarbanes – Oxley Act Section 404 concerning internal controls.

Audit related fees include services that are normally provided by the Company’s independent auditors in connection with statutory and regulatory filings, such as consents and assistance with and review of documents filed with the Securities and Exchange Commission.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE(S)

(a) (1) The following Financial Statements are filed as part of this report:

(i) Report of Independent Registered Public Accounting Firm	61

(ii) Consolidated Balance Sheets as of September 30, 2007 and 2006	62-63

(iii) Consolidated Statements of Income for the years ended September 30, 2007, 2006 and 2005	64-65

(iv) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2007, 2006 and 2005	66-67

(v) Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005	68

(vi) Notes to the Consolidated Financial Statements	69-102

(a) (2) The following Financial Statement Schedule is filed as part of this report:

(i) Schedule III - Real Estate and Accumulated Depreciation as of September 30, 2007	103-111

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the Consolidated Financial Statements or Notes hereto.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (3)	Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

(i)  Agreement and Plan of Merger dated March 24, 2003 by and between MREIC Maryland, Inc., a Maryland corporation ("Monmouth Maryland"), and Monmouth Real Estate Investment Corporation, a Delaware corporation ("Monmouth Delaware"), dated March 24, 2003 (incorporated by reference to the 2002 proxy filed by the Registrant with The Securities and Exchange Commission on April 7, 2003).(Registration No. 000-04258).

(ii) Agreement and Plan of Merger Among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation, and Route 9 Acquisition, Inc., dated as of March 26, 2007, (incorporated by reference to the 2007 proxy filed by the Registrant with The Securities and Exchange Commission on June 8, 2007)  (Registration No. 001-33177).

(3)	Articles of Incorporation and By-Laws

(i)  Articles of Incorporation of MREIC Maryland, Inc. (incorporated by reference to the 2002 proxy filed by the Registrant filed with The Securities and Exchange Commission on April 7, 2003).(Registration No. 000-04258).

(ii) Bylaws of MREIC Maryland, Inc. (incorporated by reference to the 2002 proxy filed by the Registrant with the Securities and Exchange Commission on April 7, 2003). (Registration No. 000-04258).

(iii)

Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 25, 2006). (Registration No. 000-04258).

(iv) Amendment to Bylaws (incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission with Form 8-K on November 22, 2006). (Registration No. 00-04258)

(v)  Amendment to Bylaws (incorporated by reference to Form 8-A filed by the Registrant filed by the Registrant with the Securities and Exchange Commission on December 1, 2006). (Registration No 001-33177)

(vi) Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.625% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 1, 2006).  (Registration No. 001-33177

(10)	Material Contracts

(i)  Employment Agreement with Mr. Eugene W. Landy dated December 9, 1994 (incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on December 28, 1994).

(ii) Amendment to Employment agreement with Mr. Eugene W. Landy dated November 5, 2003 (incorporated by reference to the 2004 proxy filed by the Registrant with the Securities and Exchange Committee on April 1, 2004) (Registration No. 000-04248).

(iii) Employment Agreement with Cynthia J. Morgenstern dated January 1, 2007 (incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 9, 2007) (Registration No. 001-33177)

(iv) Employment Agreement with Maureen E. Vecere dated April 3, 2006 (incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on December 14, 2006). (Registration No. 001-33177).

(v) Management Agreement with Cronheim Management Services dated August 1, 2006 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on December 14, 2006). (Registration No. 001-33177).

(vi)  Employment Agreement with Michael P. Landy dated January 1, 2006.

(vii) First Supplemental Indenture, dated July 31, 2007, among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation and Wilmington Trust Company, as trustee, to Indenture, dated as of October 23, 2003, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 1, 2007). (Registration No. 001-33177).

(viii) Indenture, dated as of October 23, 2003, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 1, 2007). (Registration No. 001-33177).

(ix)  First Supplemental Indenture, dated July 31, 2007, among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation and Wilmington Trust Company, as trustee, to Indenture, dated as of March 30, 2005, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 1, 2007). (Registration No. 001-33177).

 (x)    Indenture, dated as of March 30, 2005, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 1, 2007). (Registration No. 001-33177).

(14)	Code of Business Conduct and Ethics (incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on December 14, 2004). (Registration No. 000-04258).
(21)	Subsidiaries of the Registrant
(a) Monmouth Capital Corporation, a New Jersey corporation
(b) MRC I LLC, a Wisconsin limited liability company
(c) MREIC Financial, Inc., a Maryland corporation
(d) Palmer Terrace Realty Associates, LLC, a New Jersey limited liability company
(e) Wheeling Partners, LLC, an Illinois limited liability company
(f) Jones EPI, LLC, a Delaware limited liability company

(23)	Consent of Reznick Group.

(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Audit Committee Charter (incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on December 13, 2005) (Registration No. 000-04258).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Monmouth Real Estate Investment Corporation

We have audited the accompanying consolidated balance sheets of Monmouth Real Estate Investment Corporation as of September 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2007. Monmouth Real Estate Investment Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monmouth Real Estate Investment Corporation’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2007 expressed an unqualified opinion.

/s/ Reznick Group, P.C.

Baltimore, Maryland
December 12, 2007

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

ASSETS	2007	2006

Real Estate Investments:
Land	$65,544,553	$40,582,713
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $35,312,263 and $30,753,238, respectively	254,652,246	179,628,083
Total Real Estate Investments	320,196,799	220,210,796

Cash and Cash Equivalents	11,395,337	2,029,430
Securities Available for Sale at Fair Value	13,436,992	10,395,767
Tenant and Other Receivables	956,795	914,235
Deferred Rent Receivable	1,110,888	1,119,370
Loans Receivable, net	534,279	-0-
Prepaid Expenses	380,957	212,807
Financing Costs, net of Accumulated Amortization of $848,451 and $653,691, respectively	1,941,870	1,700,667
Lease Costs, net of Accumulated Amortization of $200,004 and $213,208, respectively	364,691	217,531
Intangible Assets, net of Accumulated Amortization of $1,302,922 and $567,239, respectively	15,641,667	4,151,286
Other Assets	947,970	955,044

TOTAL ASSETS	$366,908,245	$241,906,933

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30,

LIABILITIES AND SHAREHOLDERS' EQUITY	2007	2006

Liabilities:
Mortgage Notes Payable	$174,352,038	$122,194,039
Subordinated Convertible Debentures	14,990,000	-0-
Loans Payable	2,500,000	8,218,544
Accounts Payable and Accrued Expenses	2,311,266	1,725,030
Other Liabilities	2,054,579	2,202,343

Total Liabilities	196,207,883	134,339,956

Minority Interest	3,486,060	-0-

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Shares Authorized; 1,322,500 and -0- Shares Issued and Outstanding, respectively	$33,062,500	-0-
Common Stock - $.01 Par Value, 28,677,500 Shares Authorized; 23,940,696 and 20,186,663 Shares Issued and Outstanding, respectively	239,407	201,867
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	135,547,916	108,112,387
Accumulated Other Comprehensive Income (Loss)	(433,958)	454,286
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-

Total Shareholders' Equity	167,214,302	107,566,977

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$366,908,245	$241,906,933

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2007	2006	2005
INCOME:
Rental & Reimbursement Revenue	$29,254,806	$25,594,102	$23,383,028

EXPENSES:
Real Estate Taxes	4,403,108	3,687,019	3,425,327
Operating Expenses	2,288,790	1,790,136	1,468,166
General & Administrative Expense	2,385,202	2,181,110	2,167,419
Depreciation	6,478,699	5,020,901	4,351,323

TOTAL EXPENSES	15,555,799	12,679,166	11,412,235

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,467,444	1,028,151	1,525,325
Gain on Securities Transactions, net	156,723	50,983	1,541,952
Income from Equity Investment	-0-	-0-	82,500
Gain on Dissolution of Equity Investment	-0-	-0-	1,269,179
Interest Expense	(8,969,087)	(8,298,077)	(8,001,956)
TOTAL OTHER INCOME (EXPENSE)	(7,344,920)	(7,218,943)	(3,583,000)

INCOME FROM CONTINUING OPERATIONS	6,354,087	5,695,993	8,387,793

DISCONTINUED OPERATIONS:
Income (Loss) from Operations of Disposed Property	(195,715)	497,980	659,029
Gain (Loss) on Sale of Investment Property	4,634,564	(28,385)	-0-

INCOME FROM DISCONTINUED OPERATIONS	4,438,849	469,595	659,029

INCOME BEFORE MINORITY
INTEREST	10,792,936	6,165,588	9,046,822

Minority Interest	(24,702)	-0-	-0-

NET INCOME	$10,817,638	$6,165,588	$9,046,822

Preferred Dividend Declared	1,869,753	-0-	-0-

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$8,947,885	$6,165,588	$9,046,822

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2007	2006	2005

PER SHARE INFORMATION:
BASIC EARNINGS - PER SHARE

Income from Continuing Operations	$.30	$.30	$.46
Less: Accumulated Preferred Dividend	(.10)	-0-	-0-
Income from Discontinued Operations	.21	.02	.04
Minority Interest	-0-	-0-	-0-
Net Income Applicable to Common Shareholders – Basic	$.41	$.32	$.50

DILUTED EARNINGS – PER SHARE

Income from Continuing Operations	$.30	$.29	$.46
Less: Accumulated Preferred Dividends	(.10)	-0-	-0-
Income from Discontinued Operations	.21	.02	.04
Minority Interest	-0-	-0-	-0-
Net Income Applicable to Common Shareholders - Diluted	$.41	$.31	$.50

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,050,803	19,555,278	17,967,360
Diluted	21,149,725	19,605,069	18,033,488

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006, AND 2005

	Common Stock Issued		Preferred Stock Issued		Additional Paid in
	Number	Amount	Number	Amount	Capital

Balance September 30, 2004	17,290,323	$172,903	-0-	$-0-	$92,262,871
Shares Issued in Connection with the DRIP	1,435,044	14,351	-0-	-0-	11,437,825
Shares Issued Through the Exercise of Stock Options	108,000	1,080	-0-	-0-	740,235
Distributions	-0-	-0-	-0-	-0-	(1,410,040)
Payments on Loans	-0-	-0-	-0-	-0-	-0-
Net Income Applicable to Common Shareholders	-0-	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	90,982
Unrealized Net Holding Gains on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2005	18,833,367	188,334	-0-	-0-	103,121,873
Shares Issued in Connection with the DRIP	1,333,296	13,333	-0-	-0-	10,296,957
Shares Issued Through the Exercise of Stock Options	20,000	200	-0-	-0-	142,400
Distributions	-0-	-0-	-0-	-0-	(5,575,168)
Net Income Applicable to Common Shareholders	-0-	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	126,325
Unrealized Net Holding Gains on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2006	20,186,663	201,867	-0-	-0-	108,112,387
Shares Issued in Connection with the DRIP	26,327	264	-0-	-0-	194,436
Shares Issued in Connection with the Merger with Monmouth Capital Corp.	3,727,706	37,276	-0-	-0-	32,357,927
Shares Issued in Connection with a Public Offering	-0-	-0-	1,322,500	33,062,500	(1,478,034)
Distributions	-0-	-0-	-0-	-0-	(3,743,352)
Net Income Applicable to Common Shareholders	-0-	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	104,552
Unrealized Net Holding Gains on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2007	23,940,696	$239,407	1,322,500	$33,062,500	$135,547,916

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005, CONT’D.

	Loans to Officers	Undistributed Income	Accumulated Other Comprehensive	Total Shareholders Equity	Comprehensive Income

Balance September 30, 2004	($1,215,938)	$-0-	$1,688,004	$92,907,840
Shares Issued in Connection with the DRIP	-0-	-0-	-0-	11,452,176
Shares Issued Through the Exercise of Stock Options	-0-	-0-	-0-	741,315
Distributions	-0-	(9,046,822)		(10,456,862)
Payments on Loans	14,375	-0-	-0-	14,375
Net Income Applicable to Common Shareholders	-0-	9,046,822	-0-	9,046,822	$9,046,822
Stock Based Compensation Expense	-0-	-0-	-0-	90,982
Unrealized Net Holding Gains on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	(1,236,407)	(1,236,407)	(1,236,407)
Balance September 30, 2005	(1,201,563)	-0-	451,597	102,560,241	$7,810,415
Shares Issued in Connection with the DRIP	-0-	-0-	-0-	10,310,290
Shares Issued Through the Exercise of Stock Options	-0-	-0-	-0-	142,600
Distributions		(6,165,588)		(11,740,756)
Net Income Applicable to Common Shareholders	-0-	6,165,588	-0-	6,165,588	$6,165,588
Stock Based Compensation Expense	-0-	-0-	-0-	126,325
Unrealized Net Holding Gains on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	2,689	2,689	2,689
Balance September 30, 2006	($1,201,563)	-0-	454,286	107,566,977	$6,168,277
Shares Issued in Connection with the DRIP	-0-	-0-	-0-	194,700
Shares Issued in Connection with the Merger with Monmouth Capital Corp.	-0-	-0-	-0-	32,395,203
Shares Issued in Connection with a Public Offering	-0-	-0-	-0-	31,584,466
Distributions	-0-	(8,947,885)	-0-	(12,691,237)
Net Income Applicable to Common Shareholders	-0-	8,947,885		8,947,885	$8,947,885
Stock Based Compensation Expense	-0-	-0-	-0-	104,552
Unrealized Net Holding Gains on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	(888,244)	(888,244)	(888,244)
Balance September 30, 2007	($1,201,563)	$-0-	($433,958)	$167,214,302	$8,059,641

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,817,638	$6,165,588	$9,046,822
Noncash Items Included in Net Income:
Loss Allocated to Minority Interest	(24,702)	-0-	-0-
Depreciation & Amortization	7,585,304	5,795,924	5,023,730
Stock Based Compensation Expense	104,552	126,325	90,982
Gain on Securities Transactions, net	(156,723)	(50,983)	(1,541,952)
Gain on Dissolution of Equity Investment	-0-	-0-	(1,269,179)
Loss (Gain) on Sale of Investment Property	(4,634,564)	28,385	-0-
Changes in:
Tenant, Deferred Rent & Other Receivables	(26,814)	(285,543)	(40,742)
Prepaid Expenses & Other Assets	(277,752)	(402,870)	(141,268)
Accounts Payable, Accrued Expenses & Other Liabilities	(162,640)	614,730	260,883
NET CASH PROVIDED FROM OPERATING ACTIVITIES	13,224,299	11,991,556	11,429,276

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(28,560,668)	(36,925,204)	(31,188,507)
Capital Improvements & Purchases of Equipment	(3,811,670)	(174,425)	(224,500)
Increase in Construction in Progress	(290,597)	(359,636)	-0-
Proceeds from Sale of Real Estate	8,150,557	1,320,854	-0-
Proceeds from Dissolution of Equity Investment	-0-	-0-	2,169,578
Purchase of Securities Available for Sale	(5,250,641)	(552,290)	(2,290,363)
Proceeds from Sale of Securities Available for Sale	4,225,963	3,999,595	11,890,778
Collections on Loans Receivable	10,188	-0-	-0-
NET CASH USED IN INVESTING ACTIVITIES	(25,526,868)	(32,691,106)	(19,643,014)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Mortgages	19,765,000	19,500,000	20,478,267
Principal Payments on Mortgages	(7,962,225)	(9,274,479)	(6,040,712)
Proceeds from Loans	70,748,987	35,095,753	36,317,946
Principal Payments of Loans	(78,175,006)	(26,877,209)	(38,941,045)
Financing Costs on Debt	(435,963)	(350,173)	(353,783)
Increase in minority interest	509,507	-0-	-0-
Proceeds from Issuance of Common Stock	194,700	5,803,270	7,495,056
Proceeds from Issuance of Preferred Stock	31,584,466	-0-	-0-
Proceeds from Exercise of Options	-0-	142,600	741,315
Preferred Dividends Paid	(1,869,753)	-0-	-0-
Dividends Paid, Net of Reinvestments	(12,691,237)	(7,233,736)	(6,499,742)
Payments on Loans to Officers, Directors and Key Employees	-0-	-0-	14,375
NET CASH PROVIDED FROM FINANCING ACTIVITIES	21,668,476	16,806,026	13,211,677

Net Increase (Decrease) in Cash and Cash Equivalents	9,365,907	(3,893,524)	4,997,939
Cash and Cash Equivalents at Beginning of Year	2,029,430	5,922,954	925,015

CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,395,337	$2,029,430	$5,922,954

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation and its wholly-owned subsidiaries,    MRC I LLC, MREIC Financial, Inc., and Monmouth Capital Corporation (the Company) operate as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  As of September 30, 2007 and 2006, rental properties consist of fifty-eight and forty-two holdings, respectively.  These properties are located in twenty-six states:  Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Massachusetts, Maryland, Michigan, Minnesota, Missouri, Mississippi,  North Carolina, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.  The Company also owns a portfolio of investment securities.

On May 15, 2003, Monmouth Real Estate Investment Corporation changed its state of incorporation from Delaware to Maryland.

On February 8, 2005, the Company formed MREIC Financial, Inc., a wholly-owned taxable REIT subsidiary organized in Maryland.  MREIC Financial, Inc. has had no activity since inception.

On July 31, 2007, the Company completed a strategic combination (the merger) with Monmouth Capital Corporation (Monmouth Capital). As a result of the merger, each issued and outstanding share of Monmouth Capital’s common stock, par value $1.00 per share (MCC Common Stock), was converted into and exchanged for the right to receive 0.655 (the exchange ratio) shares (the merger consideration) of the Company’s common stock, par value $0.01 per share (common stock). The Company issued 3,727,706 shares of common stock as the merger consideration.  Following consummation of the merger, Monmouth Capital’s outstanding 8.0% Convertible Subordinated Debentures due 2013 and 8.0% Convertible Subordinated Debentures due 2015 remained outstanding obligations of Monmouth Capital and became convertible into shares of the Company’s common stock, at conversion prices adjusted to reflect the exchange ratio.  As a result of the merger, the Company acquired a controlling interest in fourteen industrial properties totaling approximately 1,035,000 square feet and REIT securities of approximately $2,700,000.

Use of Estimates

In preparing the financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly-owned subsidiaries.  In 2001, the Company formed a wholly-owned subsidiary, MRC I, LLC (a Wisconsin limited liability company) to purchase the Cudahy, Wisconsin property and in 2005, the Company formed MREIC Financial, Inc., a taxable REIT subsidiary.  In 2007, the Company merged with Monmouth Capital, with Monmouth Capital surviving as a wholly-owned subsidiary.  Monmouth Capital owns the majority interest in the following limited liability companies:

Entity	Organized	% Interest
Palmer Terrace Realty Associates, LLC	New Jersey	51%
Wheeling, Partners, LLC	Illinois	63.336%
Jones EPI, LLC	Delaware	65%

The Company consolidates the results of operations of the above limited liability companies with minority interests.  Such consolidated financial statements present the Company’s minority interests under the equity method of accounting.  All intercompany transactions and balances have been eliminated in consolidation.

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

Gains on Sale of Real Estate

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

Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, leasing commissions and intangible assets, including in-place leases and above and below market leases. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property generally determined by third party appraisal of the property obtained in conjunction with the purchase. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term.

The purchase price is further allocated to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the respective tenant.  Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles is amortized to expense over the remaining lease term.  If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases and the in-place lease value is immediately charged to expense.

Securities Available for Sale

The Company classifies its securities among three categories:  Held-to-maturity, trading and available-for-sale. The Company’s securities at September 30, 2007 and 2006 are all classified as available-for-sale and are carried at fair value based on quoted market prices.  Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  Any impairment would be charged to earnings and a new cost basis for the security established.

Derivative Financial Instruments

The Company invested in futures contracts of ten-year treasury notes to reduce exposure of the debt securities portfolio to market rate fluctuations and to reduce the risk of refinancing fixed rate debt at higher interest rates.  These futures contracts do not qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 and No. 149.  The contracts are marked-to-market and the unrealized gain or loss is recorded in the income statement in Gain on Securities Transactions, net with corresponding amounts recorded in Other Assets or Other Liabilities on the balance sheet.  Gain or loss on settled futures contracts are also recorded as a component of Gain on Securities Transactions, net.

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

Loans Receivable

The Company assumed loans receivable collateralized by manufactured homes in the merger with Monmouth Capital.  Interest income on loans receivable is accrued until, in the opinion of management, the collection of such interest appears doubtful.  An allowance is recorded when it appears doubtful that the Company will collect the full principal amount.  The fair value of loans receivable approximates its current carrying amounts.

Inventories

Inventories, consisting of repossessed manufactured homes for sale, are valued at the lower of cost, which includes costs associated with the repossession of a home, or market value and are determined by the specific identification method.  All inventories were considered finished goods.

Intangible Assets, Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases.  Upon termination of a lease, the unamortized portion is immediately charged to expense.  Amortization expense related to these intangible assets was $735,683, $369,809 and $197,430, for the years ended September 30, 2007, 2006 and 2005, respectively.  The Company estimates that aggregate amortization expense will be approximately $2,000,000 for each of the years 2008, 2009, 2010, 2011 and 2012.  The weighted-average amortization period for intangible assets recorded during 2007 was 8.5 years upon acquisition.

Costs incurred in connection with the execution of leases are deferred and are amortized over the term of the respective leases.  Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms.  Costs incurred in connection with obtaining mortgages and other financings and refinancing are deferred and are amortized over the term of the related obligations.  Unamortized costs are charged to expense upon prepayment of the obligation.  Amortization expense related to these deferred assets was $304,352, $236,574, and $275,958, for the years ended September 30, 2007, 2006 and 2005, respectively.  The Company estimates that aggregate amortization expense will be $325,899, $303,421, $257,952, $235,207 and $393,903 for the years 2008, 2009, 2010, 2011 and 2012, respectively.

Revenue Recognition

Rental income from tenants with leases having scheduled rental increases are recognized on a straight-line basis over the term of the lease.  Leases typically provide for reimbursement of real estate taxes, insurance, and other operating costs.  These occupancy charges are recognized as earned.

The Company provides an allowance for doubtful accounts against the portion of tenant and other receivables, loans receivable and deferred rent receivable which are estimated to be uncollectible. For accounts receivable the Company deems uncollectible, the Company uses the direct write-off method.

Discontinued Operations

The Company has adopted FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144).  FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets that are considered a component.  A component is comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the rest of the Company.   FAS 144 requires that the results of operations and gains or losses on the sale of a component of an entity be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income plus interest expense related to the Convertible Subordinated Debentures (Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period.  Interest expense of $599,600 and common shares totaling 1,413,319 related to potential conversion of the Debentures are excluded from the calculation for 2007 due to their antidilutive effect.  Options to purchase shares in the amount of 98,922, 49,791 and 66,128 are included in the diluted weighted average shares outstanding for 2007, 2006 and 2005, respectively.

Stock Option Plan

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”.  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $104,552, $126,325, and $90,982 has been recognized in 2007, 2006 and 2005, respectively.  Included in Note No. 13 to these consolidated financial statements are the assumptions and methodology.

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

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions but, as a REIT, we generally do not pay tax on our net income distributed as dividends to our shareholders. Our taxable subsidiary does not join in the Company’s REIT tax filings and as such is itself subject to federal income tax. The Company will adopt FIN 48 effective October 1, 2007 and has concluded that the effect is not material to our consolidated financial statements. Accordingly, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company plans to adopt SFAS 157 beginning October 1, 2008.  The Company is currently assessing what impact, if any, the adoption of SFAS 157 will have on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company plans to adopt SFAS 159 beginning October 1, 2008.  The Company is currently evaluating the impact of SFAS 159 on our consolidated financial statements.

NOTE 2 – MERGER WITH MONMOUTH CAPITAL CORPORATION

On July 31, 2007, the Company merged with Monmouth Capital, a REIT, which had a controlling equity interest in fourteen industrial properties.  Monmouth Capital became a wholly-owned subsidiary of the Company.  Management believes the merger will provide a number of strategic and financial benefits.  The following are the industrial properties held by Monmouth Capital:

Location	Sq Feet	Ownership	Tenant
Carlstadt, NJ	59,400	51%	Macy’s East, Inc.
White Bear Lake, MN	59,425	100%	Federal Express Corp
Cheektowaga, NY	84,923	100%	Federal Express Corp
Wheeling, IL	123,000	63.336%	FedEx Ground
Richmond, VA	60,000	100%	Carrier Sales & Dist
Quakertown, PA	37,660	100%	MagiKitch’n, Inc.
Montgomery, IL	171,200	100%	Home Depot USA, Inc.
Tampa, FL	68,385	100%	Kellogg Sales Company
Lakeland, FL	31,096	100%	Federal Express Corp
Augusta, GA	30,332	100%	Federal Express Corp
El Paso, TX	91,854	65%	FedEx Ground
Chattanooga, TN	67,775	100%	Federal Express Corp
Bedford Heights, OH	84,600	100%	Federal Express Corp
Kansas City, MO	65,067	100%	Kellogg Sales Company
	1,034,717

These properties were subject to various mortgages as further detailed in Note No. 11.

As a result of the merger, pursuant to the terms of an Indenture, dated as of October 23, 2003, between Monmouth Capital and Wilmington Trust Company, as trustee (Trustee), Monmouth Capital’s outstanding 8% Convertible Subordinated Debentures Due 2013 became convertible into shares of the Company’s common stock at an adjusted conversion price of $9.16 per share and, pursuant to the terms of an Indenture, dated as of March 30, 2005, between Monmouth Capital and the Trustee, Monmouth Capital’s outstanding 8% Convertible Subordinated Debentures Due 2015 became convertible into shares of the Company’s Common Stock at an adjusted conversion price of $11.45 per share.

Monmouth Capital shareholders received 0.655 shares of the Company’s common stock for each share of Monmouth Capital common stock the shareholders owned.  Total cost of the merger approximated $33,970,000, comprised of (i)  the issuance of 3,727,706 shares of the Company’s common stock  (valued at approximately $32,395,000 based upon the average of the Company’s common stock’s closing price for two days before, the day of, and two days after the merger announcement date of March 26, 2007) (ii) the original cost of the common shares of Monmouth Capital held by the Company as of July 31, 2007 of $209,220 (iii) the intrinsic value of the Monmouth Capital outstanding stock options of approximately $151,000 (iv) the direct costs of the merger of approximately $1,215,000.

Management has allocated this aggregate purchase price to the tangible and intangible net assets, as follows:

Real estate investments	$80,603,220
Intangible assets	8,955,304
Securities available for sale	3,522,668
Cash	1,204,754
Notes receivable	544,467
Other assets	29,069
Mortgages	(40,355,224)
Convertible subordinated debentures	(14,990,000)
Notes payable	(1,707,475)
Accrued and other liabilities	(835,477)
Minority interest	(3,001,255)
Total allocated Purchase Price to net assets acquired	$33,970,051

As described more fully in Note No. 7, intangible assets consist of the estimated value of Monmouth Capital’s existing tenants’ leases in-place.

The preliminary purchase price allocation was based on independent appraisals and management estimates as of September 30, 2007 and may be adjusted up to one year following the closing of the transaction. The purchase price allocation has not been finalized as management is still in the process of valuing real property investments and related intangibles. Management expects to finalize the purchase price allocation on or before March 31, 2008. Management does not expect any significant re-allocations between the preliminary purchase price allocation and the final purchase price allocation.

The results of operations of the real estate acquired from Monmouth Capital have been included in the Company’s consolidated financial statements since the merger date of July 31, 2007.  The unaudited pro forma data presented in Note No. 22 to the Notes to the Consolidated Financial Statements assumes that the merger occurred as of the beginning of the respective periods and includes pro forma adjustments to (i) increase depreciation expense to reflect our book basis for the buildings acquired, (ii) increase amortization expense to reflect the intangible assets acquired in the merger and (iii) increase in interest expenses to reflect the additional interest related to mortgages and debentures.   The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the merger been consummated at the beginning of the periods presented.

NOTE 3 – REAL ESTATE INVESTMENTS

The  following  is  a  summary  of  the  cost  and  accumulated  depreciation  of  the  Company's  land,  buildings, improvements and equipment at September 30, 2007 and 2006:

September 30, 2007			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation
ALABAMA:
Huntsville	Industrial	$742,500	$ 2,452,519	$157,203
ARIZONA:
Tolleson	Industrial	1,320,000	13,329,000	1,537,894
COLORADO:
Colorado Springs	Industrial	1,270,000	3,821,000	146,953
Denver	Industrial	1,150,000	3,890,300	249,368
CONNECTICUT:
Newington	Industrial	410,000	2,966,486	494,948
FLORIDA:
Ft. Myers	Industrial	1,910,000	2,533,575	296,761
Jacksonville	Industrial	1,165,000	4,785,266	1,034,444
Lakeland	Industrial	261,000	1,621,163	20,784
Punta Gorda	Industrial	660,000	2,990,000	38,333
Tampa (FDX Ground)	Industrial	5,000,000	12,660,003	1,136,488
Tampa (FDX)	Industrial	2,830,000	4,274,531	164,400
Tampa (Keebler)	Industrial	1,969,500	3,887,294	49,622
GEORGIA:
Augusta (FDX Ground)	Industrial	613,000	3,026,409	193,957
Augusta (FDX)	Industrial	380,000	1,400,943	17,961
Griffin	Industrial	760,000	13,692,115	526,739
ILLINOIS:
Burr Ridge	Industrial	270,000	1,259,794	309,408
Elgin	Industrial	1,280,000	5,529,488	779,768
Granite City	Industrial	340,000	12,046,675	1,699,210
Montgomery	Industrial	2,110,000	9,529,000	122,168
Schaumburg	Industrial	1,039,800	3,866,158	1,007,847
Wheeling (2)	Industrial	4,720,000	10,544,247	134,269
IOWA:
Urbandale	Industrial	310,000	1,854,515	616,749
KANSAS:
Edwardsville	Industrial	1,185,000	5,815,148	670,935
MASSACHUSETTS:
Franklin	Industrial	566,000	4,163,000	1,440,052
MARYLAND:
Beltsville	Industrial	3,200,000	5,958,773	993,091
MICHIGAN:
Orion	Industrial	3,630,000	11,581,000	148,468
Romulus	Industrial	531,000	3,665,961	894,832
MINNESOTA:
White Bear Lake	Industrial	1,470,000	3,566,000	45,718

September 30, 2007 (cont’d)			Buildings
Property			Improvements &	Accumulated
Type		Land	Equipment	Depreciation
MISSOURI:
Kansas City	Industrial	660,000	4,049,832	51,921
Liberty	Industrial	723,000	6,519,412	1,590,294
O' Fallon	Industrial	264,000	3,569,775	1,084,627
St. Joseph	Industrial	800,000	11,753,964	1,958,894
MISSISSIPPI:
Jackson	Industrial	218,000	1,357,269	595,545
Richland	Industrial	211,000	1,267,000	420,148
NORTH CAROLINA:
Fayetteville	Industrial	172,000	4,491,993	1,208,695
Greensboro	Industrial	327,100	1,868,700	862,043
Monroe	Industrial	500,000	4,981,022	702,422
Winston-Salem	Industrial	980,000	5,670,918	798,205
NEBRASKA:
Omaha	Industrial	1,170,000	4,425,500	964,482
NEW JERSEY:
Carlstadt (2)	Industrial	2,168,877	1,821,123	23,348
Freehold Corporate Office	Equipment	-0-	50,469	38,285
Ramsey	Industrial	52,639	1,361,358	920,426
Somerset (1)	Shopping Center	55,182	1,208,489	1,123,274
NEW YORK:
Cheektowaga	Industrial	1,278,656	5,098,343	65,365
Orangeburg	Industrial	694,720	2,999,606	1,410,724
OHIO:
Bedford Heights	Industrial	990,000	4,893,912	62,742
Richfield	Industrial	1,000,000	7,197,945	276,841
Union Township	Industrial	695,000	4,366,253	734,515
PENNSYLVANIA:
Monaca	Industrial	330,772	2,218,894	1,708,578
Quakertown	Industrial	1,069,500	1,905,500	24,423
SOUTH CAROLINA:
Hanahan (FDX)	Industrial	930,000	3,426,362	219,631
Hanahan (Norton)	Industrial	1,129,000	11,843,474	758,439
TENNESSEE:
Chattanooga	Industrial	300,000	4,464,711	57,240
Shelby County	Vacant Land	11,065	-0-	-0-
TEXAS:
El Paso (2)	Industrial	2,088,242	4,514,427	57,877
VIRGINIA:
Charlottesville	Industrial	1,170,000	2,845,000	620,058
Richmond (FDX)	Industrial	1,160,000	6,436,570	1,072,835
Richmond (Carrier)	Industrial	470,000	3,715,000	47,628
Roanoke	Industrial	1,853,000	4,575,908	58,663
WISCONSIN:
Cudahy	Industrial	980,000	8,355,417	865,725

Total as of September 30, 2007		$65,544,553	$289,964,509	$35,312,263

September 30, 2006			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation
ALABAMA:
Huntsville	Industrial	$742,500	$ 2,452,519	$94,323
ARIZONA:
Tolleson	Industrial	1,320,000	13,329,000	1,196,144
COLORADO:
Colorado Springs	Industrial	1,270,000	3,821,000	48,985
Denver	Industrial	1,150,000	3,890,300	149,620
CONNECTICUT
Newington	Industrial	410,000	2,966,486	418,662
FLORIDA:
Ft. Myers	Industrial	1,910,000	2,533,575	229,243
Jacksonville	Industrial	1,165,000	4,691,281	909,706
Tampa (FDX Ground)	Industrial	5,000,000	12,660,003	811,950
Tampa (FDX)	Industrial	2,830,000	4,274,531	54,799
GEORGIA:
Augusta	Industrial	613,000	3,026,409	116,363
Griffin	Industrial	760,000	13,692,075	175,539
ILLINOIS
Burr Ridge	Industrial	270,000	1,253,679	273,159
Elgin	Industrial	1,280,000	5,529,488	637,996
Granite City	Industrial	340,000	12,046,675	1,390,138
Schaumburg	Industrial	1,039,800	3,717,512	903,345
IOWA:
Urbandale	Industrial	310,000	1,768,565	565,280
KANSAS:
Edwardsville	Industrial	1,185,000	5,815,148	521,835
MASSACHUSETTS:
Franklin	Industrial	566,000	4,163,000	1,332,196
MARYLAND:
Beltsville	Industrial	3,200,000	5,958,773	840,309
MICHIGAN:
Romulus	Industrial	531,000	3,665,961	800,836
MISSOURI:
Liberty	Industrial	723,000	6,519,412	1,421,604
O' Fallon	Industrial	264,000	3,358,716	978,271
St. Joseph	Industrial	800,000	11,753,964	1,657,526
MISSISSIPPI:
Jackson	Industrial	218,000	1,357,269	547,413
Richland	Industrial	211,000	1,267,000	387,656
NORTH CAROLINA:
Fayetteville	Industrial	172,000	4,491,993	1,092,367
Greensboro	Industrial	327,100	1,868,700	800,159
Monroe	Industrial	500,000	4,981,022	574,712
Winston-Salem	Industrial	980,000	5,670,918	649,522
NEBRASKA:
Omaha	Industrial	1,170,000	4,425,500	851,020

September 30, 2006 (cont’d)			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation

NEW JERSEY:
Freehold Corporate Office	Equipment	-0-	50,469	28,193
Ramsey	Industrial	52,639	1,361,358	876,518
Somerset (1)	Shopping Center	55,182	1,208,489	1,073,540
South Brunswick	Industrial	1,128,000	4,386,885	1,919,674
NEW YORK:
Orangeburg	Industrial	694,720	2,985,695	1,314,288
OHIO:
Richfield	Industrial	1,000,000	7,197,945	92,278
Union Township	Industrial	695,000	4,362,803	622,479
PENNSYLVANIA:
Monaca	Industrial	330,772	2,218,894	1,624,002
SOUTH CAROLINA:
Hanahan (FDX)	Industrial	930,000	3,426,362	131,780
Hanahan (Norton)	Industrial	1,129,000	11,831,321	455,030
VIRGINIA:
Charlottesville	Industrial	1,170,000	2,845,000	547,110
Richmond	Industrial	1,160,000	6,416,305	907,399
WISCONSIN:
Cudahy	Industrial	980,000	5,139,321	730,269

Total as of September 30, 2006		$40,582,713	$210,381,321	$30,753,238

(1)

This represents the Company's 2/3 undivided interest in the property.

(2)

The Company owns a majority interest in the entities which own these properties.

NOTE 4 – ACQUISITIONS AND DISPOSITIONS

Fiscal 2007

Acquisitions

On December 8, 2006, the Company purchased an 83,000 square foot industrial building in Roanoke, Virginia.  The building is 100% net-leased to DHL through December 7, 2016 with a lease guaranteed by Airborne Freight Corporation.  The purchase price including closing costs was approximately $7,171,000.  The Company initially used proceeds from the December 2006 preferred stock offering to finance the acquisition.  On April 11, 2007, the Company obtained a $4,725,000 mortgage (see Note No. 11).  Management estimated that the value allocated to the lease in place at purchase was approximately $742,000.

On July 31, 2007, the Company merged with Monmouth Capital Corporation. See information on properties held by Monmouth Capital in Note No. 2.

On August 3, 2007, the Company purchased a 193,371 square foot industrial building in Orion, Michigan.  The building is 100% net-leased for ten years to FedEx Ground Package Systems, Inc., a subsidiary of FDX.  The purchase price including closing costs was approximately $17,260,000.  The Company paid $100,000 in cash, obtained a mortgage of $12,200,000 and obtained the balance from its margin loan.  The mortgage is payable at a fixed rate of 6.57% and matures on August 31, 2017.  Management estimated that the value allocated to the lease in-place at purchase was approximately $2,049,000.

On September 13, 2007, the Company purchased a 34,624 square foot industrial building in Punta Gorda, Florida.  The building is 100% net-leased for ten years to FDX.  The purchase price including closing costs was approximately $4,130,000.  The Company paid $50,000 in cash, obtained a mortgage of $2,840,000 and obtained the balance from its line of credit with North Fork Bank.  The mortgage is payable at a fixed rate of 6.29% and matures on October 1, 2017.  Management estimated that the value allocated to the lease in-place at purchase was approximately $480,000.

Dispositions

On August 3, 2007, the Company sold a 144,520 square foot industrial building in South Brunswick for $8,501,500.  The property was vacant at the time of the sale and was formerly leased through November 30, 2006 at an annual rent of approximately $5.25 per square foot or $759,000.  The Company recognized a gain on the sale of $4,634,564.  The operating results and gain on sale are presented as discontinued operations.  In connection with the sale, the Company loaned the buyer $190,000 in exchange for a promissory note.  The promissory note, which was at an interest rate of 7.0%, was originally due August 30, 2007.  The maturity date was extended to April 30, 2008 and the interest rate was increased to 8% as of November 1, 2007.  Subsequent to year end, the buyer paid all interest due through October 31, 2007 and agreed to a $5,000 principal payment per month plus interest until the due date, when the remaining $160,000 plus interest will be due.  Interest accrued related to this note was $2,217 as of September 30, 2007.

Expansions

The Company is currently expanding the industrial building in Beltsville, Maryland.  Total construction costs are expected to be $4,300,000.  The building will be expanded from 109,735 square feet to 144,523 square feet.   Construction of the expansion is expected to be completed in the third fiscal quarter of 2008.  The Company has capitalized $418,973 as construction in progress related to this expansion as of September 30, 2007.  Upon completion, the lease will be extended and the annual rent will increase.

The Company expanded the industrial building in Cudahy, Wisconsin during 2007.  The building was expanded from 114,123 square feet to 139,564 square feet with total construction cost of approximately $3,216,000.

The annual rent increased from $572,123 ($5.01 psf) to $886,122 ($6.35 psf) upon the completion of the expansion in July 2007 and the lease was extended through 2017.

Monmouth Capital expanded the industrial building in Wheeling, Illinois which was acquired in the merger.   The building was expanded from 107,160 square feet to 123,000 square feet at an estimated construction cost of approximately $1,358,000.  The annual rent increased from $1,019,052 ($9.51 psf) to $1,218,600 ($9.90 psf) upon the completion of the expansion in July 2007, and the lease was extended through 2017.  The Company is also currently expanding the parking lot at the building for total anticipated costs of approximately $1,988,000.  As of September 30, 2007, construction in progress related to the parking lot was $231,260.  The parking lot expansion is expected to be completed in November 2007 at which time the annual rent will increase from $1,218,600 ($9.90 psf) to $1,385,532 ($11.26 psf).

Fiscal 2006

Acquisitions

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

Dispositions

On March 10, 2006, the Company sold a 44,136 square foot industrial building in Wichita, Kansas for $1,400,000.  The property was vacant at the time of the sale and was formerly leased through May 31, 2005 at an annual rent of approximately $247,000.  The Company recognized a loss on the sale of $28,385.  The operating results and loss on sale are presented as discontinued operations.

NOTE 5 – LOANS RECEIVABLE AND OTHER ASSETS

The Company assumed loans receivable in the merger with Monmouth Capital.  The following is a summary of the loans held as of September 30, 2007:

	Rate	Date	9/30/07	9/30/06

Financed Manufactured Homes	10%-15%	Various	$543,820	$-0-
Allowance for Losses			(9,541)	(-0-)

Loans Receivable, net			$534,279	$-0-

From 1994 through March 2001, Monmouth Capital sold and financed manufactured home units.  Inventory related to repossessions totaled $21,805 as of September 30, 2007 and are recorded at lower of cost or market.  At September 30, 2007 loans receivable consists of 32 loans. These loans range from approximately $1,000 to approximately $60,000.  Loans receivable for financed manufactured homes are secured by the property financed. Generally, the terms of the loans do not exceed 20 years.

Other Assets consists of the following as of September 30, 2007 and 2006:

	9/30/07	9/30/06

Deposits and pre-acquisition costs	$173,275	$595,408
Construction in progress	650,233	359,636
Unrealized gain on open futures contracts	102,657	-0-
Inventory	21,805	-0-
Total	$947,970	$955,044

NOTE 6 – INVESTMENT IN HOLLISTER ’97, LLC

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

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the estimated value of the leases in-place or above market at acquisition for the following properties and are amortized over the term of the lease:

	9/30/07	9/30/06

Denver, CO	$90,000	$90,000
Hanahan, SC (Norton)	400,000	400,000
Hanahan, SC (FDX)	1,524,000	1,524,000
Augusta, GA	210,000	210,000
Huntsville, AL	400,000	400,000
Richfield, OH	440,000	440,000
Colorado Springs, CO	440,000	440,000
Tampa, FL (FDX)	530,000	530,000
Griffin, GA	684,525	684,525
Roanoke, VA	741,760	-0-
White Bear Lake, MN	464,000	-0-
Cheektowaga, NY	1,003,000	-0-
Wheeling, IL	3,918,000	-0-
Richmond, VA (Carrier)	515,000	-0-
Quakertown, PA	665,000	-0-
Montgomery, IL	261,000	-0-
Tampa, FL (Kelloggs)	20,000	-0-
Lakeland, FL	136,727	-0-
El Paso, TX	1,423,449	-0-
Chattanooga, TN	26,651	-0-
Bedford Heights, OH	328,836	-0-
Kansas City, MO	193,641	-0-
Orion, MI	2,049,000	-0-
Punta Gorda, FL	480,000	-0-
Total	16,944,589	4,718,525
Accumulated Amortization	(1,302,922)	(567,239)
Net	$15,641,667	$4,151,286

Amortization expense related to these intangible assets was $735,683, $369,809, and $197,430 for the years ended September 30, 2007, 2006 and 2005, respectively.  The Company estimates that aggregate amortization expense will be approximately $2,000,000 for each of the years 2008, 2009, 2010, 2011 and 2012.

NOTE 8 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company has approximately 5,876,000 square feet of property, of which approximately 2,462,000 square feet, or 42%, is leased to FDX and subsidiaries (16% to FDX and 26% to FDX subsidiaries) and approximately 364,000 square feet, or 6%, is leased to Keebler Company (a subsidiary of the Kellogg Company).   Rental and reimbursement revenue from FDX and subsidiaries totaled approximately $14,286,000, $12,383,000 and $10,407,000 for the years ended September 30, 2007, 2006 and 2005, respectively.  Rental and reimbursement revenue from Keebler/Kellogg totaled approximately $1,891,000, $1,613,000 and $1,631,000 for the years ended September 30, 2007, 2006 and 2005, respectively.  During 2007, 2006 and 2005, rental income and occupancy charges from properties leased to these companies approximated 55%, 55% and 51% of total rental and reimbursement revenue, respectively.

Information on these tenants is provided below.   The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.

Tenant	S&P Credit Rating at September 30, 2007
Federal Express Corporation (FDX)	BBB/Positive/NR

Kellogg Company (K)	BBB+/Positive/A-2

NOTE 9 – DISCONTINUED OPERATIONS

Discontinued operations include the operations of a vacant property in Wichita, Kansas and a vacant property in S. Brunswick, New Jersey which were sold in March 2006 and August 2007, respectively.  The following table summarizes the components of discontinued operations:

	2007	2006	2005

Rental and reimbursement revenue	$156,034	$949,810	$1,128,849
Real Estate Taxes	161,060	209,606	212,476
Operating Expenses	111,471	73,582	58,325
Depreciation	79,218	168,642	199,019
Income (Loss) from Operations of Disposed Property	(195,715)	497,980	659,029
Gain (Loss) on Sale of Investment Property	4,634,564	(28,385)	-0-
Income (Loss) from Discontinued Operations	$4,438,849	$469,595	$659,029

Cash flows from discontinued operations for the year ended September 30, 2007, 2006 and 2005 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2007	2006	2005

Cash flows from Operations	(4,749,234)	726,979	809,623
Cash flows from Investing Activities	8,150,000	1,320,854	(1,451)
Cash flows from Financing Activities	3,401,323	(877,482)	(1,045,918)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 10 – SECURITIES AVAILABLE FOR SALE

Dividend income for the years ended September 30, 2007, 2006 and 2005 totaled $1,292,636, $913,721 and $1,382,791, respectively.  Interest income for the years ended September 30, 2007, 2006 and 2005 totaled $174,808, $114,430 and $142,534, respectively.

The Company received proceeds of $4,225,963, $3,999,595 and $11,890,778, on sales or redemptions of securities available for sale during 2007, 2006 and 2005, respectively.  The Company recorded the following Gain on Securities Transactions, net:

	2007	2006	2005

Gross realized gains	$471,707	$73,480	$1,525,711
Gross realized losses	(45,561)	(50,844)	(11,188)
Net gain (loss) on closed futures contracts	(272,080)	188,534	(89,289)
Unrealized gain (loss) on open futures contracts	102,657	(87,187)	116,718
Impairment loss	(100,000)	(73,000)	-0-
Total	$156,723	$50,983	$1,541,952

During 2007, 2006 and 2005, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations and the risk of rolling over the fixed rate debt at higher rates.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at September 30, 2007, 2006 and 2005 was a gain (loss) of $102,657, ($87,187), and $116,718, respectively, and is included in gain on securities transactions, net.

During 2007, 2006 and 2005, the Company recorded a gain (loss) of ($272,080), $188,534 and ($89,289), respectively, on settled futures contracts.  During 2007 and 2006, the Company recognized a loss of $100,000 and $73,000, respectively, due to writing down the carrying value of securities available for sale, which were considered other than temporarily impaired.

The Company’s securities available for sale consist primarily of debt securities and common and preferred stock of other REITs.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

The following is a listing of investments in debt and equity securities at September 30, 2007:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
American Land Lease, Inc.	P	7.75%	5,000	$109,228	$111,250
Apartment Management and Investment Co.	T	8.00%	13,000	325,000	321,750
Brandywine Realty Trust	D	7.375%	8,000	196,400	188,800
Corporate Office Properties Trust	H	7.50%	14,000	346,400	329,000
Developers Diversified Realty Corporation	H	7.375%	17,000	425,000	408,850
Equity Inns, Inc.	B	8.75%	31,000	758,750	534,750
FelCor Lodging Trust Incorporated	A	$ 1.95	11,000	250,812	258,060
FelCor Lodging Trust Incorporated	C	8.00%	5,000	125,136	118,800
Health Care REIT, Inc.	D	7.875%	8,500	213,110	213,690
Hospitality Properties Trust	B	8.875%	1,000	25,356	25,070
HRPT Properties Trust	B	8.75%	12,000	302,733	303,840
Innkeepers USA	P	8.00%	29,000	580,000	464,000
iStar Financial, Inc.	E	7.875%	16,000	400,000	370,240
LaSalle Hotel Properties	D	7.50%	6,500	162,504	147,745
Lexington Corporate Properties Trust	B	8.04%	14,700	367,500	362,502
LTC Properties, Inc.	F	8.00%	14,000	349,750	339,640
Maguire Properties, Inc.	A	7.625%	29,600	656,290	636,696
Omega Healthcare Investors, Inc.	D	8.375%	9,500	237,500	235,220
Post Properties, Inc.	B	7.625%	6,000	148,028	146,460
PS Business Parks	H	7.00%	6,000	150,000	135,000
PS Business Parks	M	7.20%	18,000	432,540	418,680
ProLogis	G	6.75%	4,000	100,000	92,560
Saul Centers, Inc.	A	8.00%	18,000	450,000	444,960
SL Green Realty Corporation	C	7.625%	24,000	596,600	586,800
Supertel Hospitality, Inc.	A	8.00%	17,000	170,004	229,330
Total Equity Securities - Preferred Stock				7,878,641	7,423,693

Equity Securities - Common Stock
American Land Lease, Inc.		2,000	$51,857	$44,860
Cogdell Spencer, Inc.		5,000	109,356	92,500
DCT Industrial, Inc.		1,000	12,250	10,470
Health Care Property Investors		23,000	527,738	762,910
iStar Financial, Inc.		12,500	444,897	424,875
Mission West Properties, Inc.		60,100	622,321	730,215
Sun Communities, Inc.		110,000	3,588,074	3,308,801
Thornburg Mortgage, Inc.		15,500	199,936	199,175
UMH Properties, Inc. *		30,000	414,000	417,600
Total Equity Securities - Common Stock			5,970,429	5,991,406

Debt Securities:
Government National Mortgage Association (GNMA)	6.5%	500,000	21,880	21,893
Total Debt Securities			21,880	21,893

Total Securities Available for Sale			$13,870,950	$13,436,992

* Investment is an affiliate.  See Note No. 15 for further discussion.

The following is a listing of investments in debt and equity securities at September 30, 2006:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
Apartment Management and Investment Co.	T	8.00%	13,000	$325,000	$329,940
Corporate Office Properties Trust	H	7.50%	6,000	150,000	151,740
Crescent Real Estate	A	6.75%	18,000	389,667	394,560
Developers Diversified Realty Corporation	H	7.375%	17,000	425,000	430,780
Developers Diversified Realty Corporation	F	8.60%	2,000	49,762	50,860
Eagle Hospitality	A	8.25%	4,000	100,000	102,640
Equity Inns, Inc.	B	8.75%	26,000	650,000	678,600
FelCor Lodging Trust Incorporated	A	$ 1.95	11,000	250,812	274,010
Glenborough Realty Trust Incorporated	A	7.75%	7,000	161,442	176,820
Health Care REIT, Inc.	D	7.875%	8,500	213,110	218,875
Hospitality Properties Trust	B	8.875%	1,000	25,356	25,830
HRPT Properties Trust	B	8.75%	12,000	302,733	310,800
iStar Financial, Inc.	E	7.875%	16,000	400,000	407,200
LaSalle Hotel Properties	A	10.25%	12,000	311,373	307,440
LaSalle Hotel Properties	D	7.50%	6,500	162,504	161,655
Lexington Corporate Properties Trust	B	8.04%	14,700	367,500	375,879
LTC Properties, Inc.	F	8.00%	9,000	225,000	225,630
Maguire Properties, Inc.	A	7.625%	2,000	49,170	49,320
The Mills Corporation	B	9.00%	14,000	363,978	299,600
The Mills Corporation	C	9.00%	8,500	219,746	179,350
The Mills Corporation	G	7.875%	6,000	150,000	116,460
New Plan Excel Realty Trust	E	7.625%	9,000	226,415	229,860
Omega Healthcare Investors, Inc.	D	8.375%	8,000	200,000	208,080
Pennsylvania Real Estate Investment Trust	A	11.00%	10,000	458,810	553,799
Post Properties, Inc.	B	7.625%	6,000	148,028	152,700
PS Business Parks	H	7.00%	6,000	150,000	150,000
ProLogis	G	6.75%	4,000	100,000	100,000
SL Green Realty Corporation	C	7.625%	7,000	175,000	177,170
Supertel Hospitality, Inc.	A	8.00%	17,000	170,005	202,300
Total Equity Securities - Preferred Stock				6,920,411	7,041,898

Equity Securities - Common Stock
Health Care Property Investors			23,000	$527,738	$714,150
Mission West Properties, Inc.			60,100	622,321	685,140
Monmouth Capital Corporation *			47,442	189,522	251,416
New Plan Excel Realty Trust			42,000	1,115,449	1,136,323
The Mills Corp			4,000	66,040	66,840
Total Equity Securities - Common Stock				2,521,070	2,853,869

Debt Securities:
Monmouth Capital Corporation Convertible		8.00%	500,000	500,000	500,000
Subordinated Debentures 10/23/13 *
Total Debt Securities				500,000	500,000

Total Securities Available for Sale				$9,941,481	$10,395,767

*  Investment is an affiliate.  See Note No. 15 for further discussion.

The Company had 26 securities that were temporarily impaired investments at September 30, 2007.  The following is a summary:

	Less than 12 Months		12 months or longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$6,307,523	$525,231	$-0-	$-0-
Common stock	4,080,680	325,690	-0-	-0-
Total	$10,388,203	$850,921	$-0-	$-0-

The following is a summary of the range of losses:

Number of Individual Securities	Range of Loss	Time Period
21	Less than or equal to 10%	Less than 6 months
4	Less than or equal to 20%	Less than 6 months
1	Less than or equal to 30%	Less than 6 months

The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.

The Company had margin loan balances of $-0- and $4,318,544 as of September 30, 2007 and 2006, respectively, which were collateralized by the securities portfolio.

NOTE 11 - MORTGAGE NOTES, LOANS PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES

Mortgage Notes Payable:

The following is a summary of mortgage notes payable at September 30, 2007 and 2006:

Property	Fixed Rate	Maturity Date	Balance 9/30/07	Balance 9/30/06

O’Fallon, MO	8.50%	12/01/07	26,342	328,371
Jackson, MS	8.50%	08/01/08	75,794	159,961
Tampa, FL (Kellogg)	5.24%	03/01/10	554,592	-0-
White Bear Lake, MN	7.04%	01/01/12	2,509,913	-0-
Winston Salem, NC	7.10%	02/01/12	4,040,674	4,197,718
Schaumburg, IL	8.48%	07/01/12	1,610,533	1,874,764
Montgomery, IL	6.50%	11/01/12	5,989,225	-0-
Tolleson, AZ	5.80%	11/01/12	8,564,284	9,122,414
Ft. Myers, FL	6.33%	12/01/12	2,749,558	2,854,351
Liberty, MO	7.065%	03/01/13	2,379,784	2,728,152
Romulus, MI	7.56%	07/01/13	1,454,182	1,648,807
Burr Ridge, IL	8.00%	01/01/14	579,825	670,466
Omaha, NE	7.15%	01/01/14	2,244,456	2,519,566
Charlottesville, VA	6.90%	07/01/14	1,587,058	1,765,580
Tampa, FL (Kellogg)	5.71%	03/01/15	3,155,067	-0-
Union Township, OH	8.25%	03/01/15	1,932,648	2,114,238
Richmond, VA	6.12%	12/01/15	3,691,499	4,029,741
St. Joseph, MO	8.12%	03/01/16	6,218,693	6,713,956
Wheeling, IL	5.68%	03/01/16	6,569,530	-0-
Beltsville, MD	7.53%	05/01/16	4,217,842	4,555,005
Cudahy, WI	8.15%	05/01/16	3,029,277	3,263,732
Newington, CT	8.10%	05/01/16	1,746,781	1,884,158
Granite City, IL	7.11%	11/01/16	6,889,094	7,410,662
Griffin, GA	6.37%	10/01/16	9,744,087	10,000,000
Jacksonville, FL	6.92%	12/01/16	2,403,233	2,690,816
Monroe, NC	7.11%	12/01/16	2,956,066	3,177,110
El Paso, TX	5.40%	01/05/17	5,825,039	-0-
Bedford Heights, OH	5.96%	03/22/17	3,947,158	-0-
Chattanooga, TN	5.96%	05/01/17	3,144,244	-0-
Elgin, IL	6.97%	05/01/17	3,778,236	4,043,079
Hanahan, SC (Norton)	7.36%	05/01/17	7,872,578	8,034,060
Roanoke, VA	5.96%	05/30/17	4,650,415	-0-
Kansas City, MO	6.11%	07/01/17	3,236,079	-0-

Property	Fixed Rate	Maturity Date	Balance 9/30/07	Balance 9/30/06

Edwardsville, KS	7.375%	07/01/17	3,791,462	4,047,916
Orion, MI	6.57%	08/01/17	12,175,332	-0-
Cheektowaga, NY	6.78%	10/01/17	2,390,355	-0-
Punta Gorda, FL	6.29%	10/01/17	2,840,000	-0-
Richfield, OH	5.22%	01/01/18	5,555,622	5,765,826
Tampa, FL (FDX Gr)	6.00%	03/01/19	11,474,697	11,873,569
Denver, CO	6.07%	11/01/19	3,151,839	3,323,560
Hanahan, SC (FDX Gr)	5.54%	01/21/20	3,056,375	3,224,555
Augusta, GA (FDX)	5.54%	01/27/20	2,223,217	2,345,552
Huntsville, AL	5.50%	03/01/20	2,212,270	2,332,118
Colorado Springs, CO	5.41%	01/01/21	3,328,278	3,494,236
Carlstadt, NJ	7.75%	08/15/21	1,962,684	-0-
Carlstadt, NJ	5.95%	05/17/27	816,121	-0-

Total Mortgage
Notes Payable			$174,352,038	$122,194,039

Principal on the foregoing debt is scheduled to be paid as follows:

Year Ending September 30,	2008	$9,994,642
	2009	10,581,144
	2010	11,318,723
	2011	12,108,680
	2012	12,812,956
	Thereafter	117,535,893

		$174,352,038

Loans Payable:

PNC Bank

The Company obtained a line of credit with PNC Bank in May 2003 (the old line).  The amount of the facility was $10,000,000 during the first year and $15,000,000 thereafter and matured in May 2006.  The interest rate charged on the old line was the Bank's prime rate.  The interest rate as of September 30, 2005 was 6.25%.  The amount outstanding on the old line at September 30, 2005 was $-0-.    Fees related to the old line of credit for 2006 and 2005 were $35,412 and $103,990, respectively.

North Fork Bank

The Company closed on a new $25,000,000 line of credit with North Fork Bank on June 28, 2006 (the new line).  Of the $25,000,000 line, $5,000,000 is designated for working capital purposes and $20,000,000 is to be used for property acquisitions.  If any acquisition advance is not repaid within 90 days, North Fork may elect to secure the property with a mortgage.  The interest rate on the new line is LIBOR plus 185 basis points (7.68% as of September 30, 2007).  The new line matures March 31, 2009; however, the term may be extended per the loan agreement.  Fees paid related to the new line of credit for 2006 were $53,950 and are being amortized over the term of the new line.   The balance outstanding as of September 30, 2007 and 2006 was $2,500,000 and $3,900,000, respectively.

Margin Loans

The Company uses margin loans for purchasing securities, for temporarily funding for acquisitions, and for working capital purposes.  The interest rate charged on the margin loan is the bank’s margin rate and was 7.00% as of September 30, 2007 and 2006, respectively and is due on demand.  At September 30, 2007 and 2006, the margin loans amounted to $-0- and $4,318,544, respectively and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

Convertible Subordinated Debentures

Debentures – due 2013:

Monmouth Capital has $4,770,000 of 8% Convertible Subordinated Debentures outstanding, due 2013 (the 2013 Debentures).  Interest is paid semi-annually in arrears on April 30 and October 31 of each year.  The 2013 Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $9.16 per share (equivalent to a rate of 109.17 shares of common stock for each $1,000 principal amount), subject to adjustment under certain conditions.

The Company may redeem the 2013 Debentures, at its option, in whole or in part, at any time on and after October 31, 2004 at the redemption prices set below.  The redemption price, expressed as a percentage of the principal amount, is as follows for the 12-month periods beginning on:

Period	Redemption Price

October 23, 2007	105%
October 23, 2008 and Thereafter	100%

In each case, the Company will pay accrued and unpaid interest to, but excluding, the date fixed for redemption.    No sinking fund is provided for the 2013 Debentures.

Debentures – due 2015:

Monmouth Capital has $10,220,000 of 8% Convertible Subordinated Debentures outstanding, due 2015 (the 2015 Debentures).  Interest is paid semi-annually in arrears on April 30 and October 31 of each year, commencing October 31, 2005.  The 2015 Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $11.45 per share (equivalent to a rate of 87.336 shares of common stock for each $1,000 principal amount), subject to adjustment under certain conditions.

The Company may redeem the 2015 Debentures, at its option, in whole or in part, at any time on and after March 30, 2006 at the redemption prices set below.  The redemption price, expressed as a percentage of the principal amount, is as follows for the 12-month periods beginning on:

Period	Redemption Price

March 30, 2008	110%
March 30, 2009	110%
March 30, 2010	105%
March 30, 2011 and Thereafter	100%

In each case, the Company will pay accrued and unpaid interest to, but excluding, the date fixed for redemption.   No sinking fund is provided for the 2015 Debentures.

NOTE 12 - OTHER LIABILITIES

Other liabilities consist of the following:

	9/30/07	9/30/06

Deferred rent liability	$18,096	$100,181
Below market lease intangible liability	457,791	519,559
Rent paid in advance	1,270,467	1,342,924
Unrealized loss on open futures contracts	-0-	87,187
Tenant security deposits	254,137	152,492
Other	54,088	-0-
Total	$2,054,579	$2,202,343

NOTE 13 - STOCK OPTION PLAN

The Company’s 1997 Stock Option Plan (the 1997 Plan) expired on December 31, 2006.  On July 26, 2007, the 2007 Stock Option Plan (the 2007 Plan) was approved by the shareholders authorizing the grant to officers, directors and key employees, of options to purchase up to 1,500,000 shares of common stock.  Options may be granted any time up through December 31, 2016.  No option shall be available for exercise beyond ten years.  All options are exercisable after one year from the date of grant.  The option price shall not be below the fair market value at date of grant.  Canceled or expired options are added back to the “pool” of shares available under the Plan.

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

No options were granted, exercised or expired during 2007.  Due to the merger with Monmouth Capital, options to purchase 214,000 shares of Monmouth Capital became exercisable in accordance with their existing terms for 140,170 shares of the Company stock at exercise prices adjusted for the stock conversion ratio.   To the extent that an option to purchase Monmouth Capital common stock was not yet vested at the effective time of the merger, the option remained subject to the same terms and conditions of vesting as in effect immediately before the merger.

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 2006 and 2005:

	2006	2005

Dividend yield	7.43%	7.04%
Expected volatility	16.07%	17.78%
Risk-free interest rate	4.77%	4.31%
Expected lives (years)	8	8

A summary of the status of the Company’s stock option plan as of September 30, 2007, 2006 and 2005 is as follows:

		2007		2006		2005
	2007 Shares	Weighted Average Exercise Price	2006 Shares	Weighted Average Exercise Price	2005 Shares	Weighted Average Exercise Price

Outstanding at beginning
of year	961,000	$7.75	731,000	$7.62	609,000	$7.22
Granted	-0-	-0-	250,000	8.07	245,000	8.28
Monmouth Capital Converted Options	140,170	7.59	-0-	-0-	-0-	-0-
Exercised	(-0-)	7.13	(20,000)	7.13	(108,000)	6.86
Expired	(-0-)	-0-	(-0-)	-0-	(15,000)	7.41
Outstanding at end of year	1,101,170	7.73	961,000	7.75	731,000	7.62

Exercisable at end of year	1,047,460		711,000		486,000

Weighted-average fair
value of options granted
during the year		$-0-		$.47		$.57

The following is a summary of stock options outstanding as of September 30, 2007:

Date of Grant	Number of Grants	Number of Shares	Option Price	Expiration Date

10/04/01	1	32,750	$5.04	10/04/09
06/21/02	11	181,000	7.13	06/21/10
01/22/03	1	65,000	6.90	01/22/11
05/20/04	10	155,000	7.41	05/20/12
08/03/04	1	65,000	7.89	08/03/12
08/10/05	11	245,000	8.28	08/10/13
09/10/05	11	53,710	8.70	09/21/13
08/02/06	1	65,000	8.15	08/10/14
09/12/06	11	185,000	8.04	09/12/14
01//22/07	11	53,710	8.05	01/22/15
		1,101,170

As of September 30, 2007, there were options to purchase 1,500,000 shares available for grant under the 2007 Plan.

NOTE 14 - INCOME FROM LEASES

The Company derives income primarily from operating leases on its commercial properties.  In general, these leases are written for periods up to ten years with various provisions for renewal.  These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.  Minimum rents due under noncancellable leases as of September 30, 2007 are approximately scheduled as follows:

Fiscal Year	Amount
2008	30,756,000
2009	28,573,000
2010	25,877,000
2011	23,154,000
2012	18,928,000
thereafter	53,373,000
Total	$180,661,000

NOTE 15 - RELATED PARTY TRANSACTIONS

Eugene W. Landy received $19,000, $16,000 and $16,000 during 2007, 2006 and 2005 as Director.  The firm of Eugene W. Landy received $-0-, $-0- and $17,500 during 2007, 2006 and 2005, respectively, as legal fees. On January 1, 2004, Eugene W. Landy’s Employment Agreement with the Company was amended to extend for five years to December 31, 2009.  Mr. Landy’s amended Employment Agreement provides for (1) an increase in his annual base compensation from $150,000 to $175,000; (2) an increase in his severance payment from $300,000 payable $100,000 a year for three years to $500,000 payable $100,000 a year for five years; and (3) an increase from $40,000 a year to $50,000 a year of his pension benefits payable for ten years; and (4) an extension of three years of his pension payments.  The Company accrued additional compensation expense related to the pension benefits of $141,000 in 2004.  In 2007, subsequent to the merger with Monmouth Capital, The Board increased his salary to $225,000 per year.  Mr. Landy receives bonuses and customary fringe benefits, including health insurance and five weeks vacation.  Additionally, there will be bonuses voted by the board of directors.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.

The Company has a note receivable from Mr. Landy with a balance of $984,375 at September 30, 2007 and 2006 which is included in Loans to Officers, Directors and Key Employees included under Shareholders’ Equity.  This note was signed on April 30, 2002 and is due on April 30, 2012.  The interest rate is fixed at 5% and the note is collateralized by 150,000 shares of the Company stock.  In addition, the Company had a note receivable outstanding from Mr. Landy for $180,000 which was included in Tenant and Other Receivables as of September 30, 2006 and 2005.  This note was signed on July 25, 2002 and was due and paid in full on July 25, 2007. The interest rate on this loan reset to the prime rate annually on the anniversary date and the note was not collateralized.  Interest earned on both of these notes during 2007, 2006 and 2005 was $63,653, $61,069 and $57,731, respectively.

Effective January 1, 2007, the Company and Cynthia J. Morgenstern entered into an employment agreement that will expire on December 31, 2009.  Under this employment agreement, Ms. Morgenstern is entitled to receive a base salary of $208,550 for the year ending December 31, 2007, and is entitled to increases of 7.5% for the years ending December 31, 2008 and 2009, plus bonuses, if any, in amounts determined by the Company’s board of directors or president.  Pursuant to this employment agreement, the Company’s president must request annually that the Company’s stock option committee grant Ms. Morgenstern an option to purchase 50,000 shares of the Company’s Common Stock, although the employment agreement does not require that the stock option committee grant any options.  Ms. Morgenstern’s employment agreement provides for four weeks paid vacation, the use of an automobile, reimbursement of her reasonable and necessary business expenses and that Ms. Morgenstern is entitled to participate in the Company’s employee benefit plans.  Ms. Morgenstern’s employment agreement also requires the Company to reimburse Ms. Morgenstern for the cost of a disability insurance policy such that, in the event of Ms. Morgenstern’s disability for a period of more than 90 days, Ms. Morgenstern will receive benefits equal to her then-

current salary.  In the event of a merger, sale or change of control of the Company, which is defined in Ms. Morgenstern’s employment agreement as a change in voting control of the Company or change in control of 25% or more of the Company’s board of directors by other than its existing directors and excludes transactions between the Company and UMH, Ms. Morgenstern will have the right to terminate the employment agreement or extend the employment agreement for three years from the date of the change in control.  Ms. Morgenstern received $19,000, $16,000 and $16,000 during 2007, 2006 and 2005, respectively, as Director.

Effective January 1, 2006, Monmouth Capital and Michael P. Landy entered into a three-year employment agreement, under which Mr. Michael Landy receives an annual base salary of $150,000 for 2006 with increases of 10% for 2007 and 2008, plus bonuses and customary fringe benefits.  The employee will also receive four weeks vacation.  Mr. Michael. Landy’s employment agreement also requires the Company to reimburse Mr. Michael Landy for the cost of a disability insurance policy such that, in the event of Mr. Michael Landy’s disability for a period of more than 90 days, Mr. Michael Landy will receive benefits equal to his then-current salary.  In the event of a merger, sale or change of control of the Company, which is defined in Mr. Michael Landy’s employment agreement as a change in voting control of the Company or change in control of 25% or more of the Company’s board of directors by other than its existing directors and excludes transactions between the Company and UMH, Mr. Michael Landy will have the right to terminate the employment agreement or extend the employment agreement for one year from the date of the change in control.  Approximately 33% of Mr. Michael Landy’s compensation is allocated to UMH.  Mr. Michael Landy’s received $4,000 during 2007 as Director.

Effective January 1, 2006, the Company and Maureen E. Vecere entered into a three-year employment agreement, under which Ms. Vecere receives an annual base salary of $107,500 for 2006 with increases of 10% for 2007 and 2008, plus bonuses and customary fringe benefits.  The employee will also receive four weeks vacation.  Ms. Vecere’s employment agreement also requires the Company to reimburse Ms. Vecere for the cost of a disability insurance policy such that, in the event of Ms. Vecere’s disability for a period of more than 90 days, Ms. Vecere will receive benefits equal to her then-current salary.  In the event of a merger, sale or change of control of the Company, which is defined in Ms. Vecere’s employment agreement as a change in voting control of the Company or change in control of 25% or more of the Company’s board of directors by other than its existing directors and excludes transactions between the Company and UMH Properties Inc., Ms. Vecere will have the right to terminate the employment agreement or extend the employment agreement for one year from the date of the change in control.

Daniel D. Cronheim is a Director of the Company and Executive Vice President of David Cronheim Company (Cronheim).  Daniel Cronheim received $19,000, $16,000 and $16,000 for Director’s fees in 2007, 2006 and 2005, respectively.  The David Cronheim Company received $33,273, $15,419 and $54,581 in lease commissions in 2007, 2006 and 2005, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $47,250, $-0- and $60,200 in mortgage brokerage commissions in 2007, 2006 and 2005, respectively.    Cronheim Management Company received $42,558 for a real estate commission on the sale of the South Brunswick, New Jersey property in 2007.

Cronheim Management Services, Inc. (CMS), a division of David Cronheim Company, received the sum of $367,976, $367,976 and $334,505 for management fees during the years ended 2007, 2006 and 2005, respectively.   During 2007, 2006 and 2005, the Company was subject to a management contract with CMS.  For the calendar years 2007, 2006 and 2005, the management fee was fixed at $380,000, $380,000 and $350,000, respectively.  Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

Prior to the merger with Monmouth Capital on July 31, 2007, the Company operated as part of a group of three public companies (all REITs) which included the Company, UMH Properties, Inc (UMH) and Monmouth Capital Corporation (the affiliated companies).  Some general and administrative expenses were allocated between the affiliated companies based on use or services provided.  Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each affiliated company. On July 31, 2007, Monmouth Capital was merged into the Company.  Subsequent to July 31, 2007, shared expenses are allocated between the Company and UMH.

There are five Directors of the Company who are also Directors and shareholders of UMH.  The Company holds common stock of UMH in its securities portfolio.  See Note No. 10 for current holdings.

During 2007 (pre-merger), 2006 and 2005 the Company purchased 4,539, 4,219 and 3,344 common shares of Monmouth Capital, respectively, through the Monmouth Capital Corporation Dividend Reinvestment Plan.  During 2004 the Company invested $500,000 in the Monmouth Capital Corporation Convertible Subordinated Debenture, due 2013.  Interest received on the investment in the Convertible Subordinated Debenture during 2007 (pre-merger) 2006 and 2005 was $40,000, $40,000 and $40,000, respectively.  The $500,000 Subordinated Convertible Debenture was cancelled upon the closing of the merger.

NOTE 16 - TAXES

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

Federal Excise Tax

The Company does not have a Federal excise tax liability for the calendar years 2007, 2006 and 2005, since it intends to or has distributed all of its annual income.

Reconciliation Between GAAP Net Income and Taxable Income

The following table reconciles net income applicable to common shares to taxable income for the years ended September 30, 2007, 2006, and 2005:

	2007 Estimated (unaudited	2006 Actual	2005 Actual

Net income applicable to common shares	$8,947,885	$6,165,588	$9,046,822
Book / tax difference on gains / losses from capital transactions	(4,719,114)	551,282	538,649
Activities from partnership investments	-0-	-0-	(64,446)
Stock option expense	104,552	126,325	90,982
Incentive stock options exercised	-0-	(6,214)	(259,380)
Deferred compensation	(5,727)	(15,303)	(14,910)
Other book / tax differences, net	1,295,582	459,407	88,227

Taxable income before adjustments	5,623,178	7,281,085	9,425,944
Less capital gains	(154,066)	(419,701)	(3,345,473)
Estimated taxable income subject to 90% dividend requirement	$5,469,112	$6,861,384	$6,080,471

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended September 30, 2007, 2006, and 2005:

	2007	2006	2005

Cash dividends paid	$12,691,237	$11,740,756	$10,456,862
Less: Portion designated capital gains distribution	(154,066)	(419,701)	(3,345,473)
Less: Return of capital	(6,913,993)	(4,302,165)	(133,174)
Estimated dividends paid deduction	$5,623,178	$7,018,890	$6,978,215

NOTE 17 - SHAREHOLDERS’ EQUITY

Common Stock

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

Amounts received, including dividend reinvestment of $-0-, $4,507,020 and $3,957,120, in 2007, 2006 and 2005, respectively, and shares issued in connection with the Plan for the years ended September 30, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Amounts Received	$194,700	$10,310,290	$11,452,176
Shares Issued	26,327	1,333,296	1,435,044

The following cash distributions were paid to common shareholders during the years ended September 30, 2007, 2006 and 2005:

	2007		2006		2005

Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

December 31	$3,031,949	$ .15	$2,848,186	$ .15	$2,533,322	$ .145
March 31	3,031,949.15		2,915,143.15		2,584,226.145
June 30	3,031,949.15		2,973,308.15		2,626,175.145
September 30	3,595,390.15		3,004,119.15		2,713,139.145
	$12,691,237	$ .60	$11,740,756	$ .60	$10,456,862	$ .58

On October 1, 2007 the board of directors declared a dividend of $.15 per share to be paid on December 17, 2007 to shareholders of record on November 15, 2007.

Preferred Stock

On December 5, 2006, the Company issued 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value $.01 per share (Series A Preferred Stock), for net proceeds of $32,021,031 after underwriting discounts and commissions of $1,041,469.  Other expenses incurred for the preferred offering, including legal and other professional fees, were $436,565.  The annual dividend of $1.90625 per share, or 7.625% of the $25.00 per share liquidation value, is payable quarterly in arrears on March 15, June 15, September 15, and December 15, commencing on March 15, 2007.

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

During any period of time that both (i) the Series A Preferred Stock is not listed on the New York Stock Exchange, the American Stock Exchange or The NASDAQ Stock Market and (ii) the Company is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), but any shares of Series A Preferred Stock are outstanding, the Company will (a) increase the cumulative cash dividends payable on the Series A Preferred Stock to a rate of 8.625% per year of the $25.00 liquidation  value per share, which is equivalent to $2.15625 per share per year,  and (b) have the option to redeem the outstanding Series A Preferred Stock, in whole but not in part, within 90 days after the date upon which the shares the Company ceases to be listed and  cease to be subject to such reporting requirements, for a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Holders of the Series A Preferred Stock generally have no voting rights, except if the Company fails to pay dividends for six or more quarterly periods, whether or not consecutive, or with respect to certain specified events.

The board of directors has declared and paid the following dividends on the Series A Preferred Stock for the year ended September 30, 2007:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/10/07	2/28/07	3/15/07	$609,245	$0.4607
4/3/07	5/31/07	6/15/07	630,254	0.4766
7/2/07	8/31/07	9/15/07	630,254	0.4766
			$1,869,753	$1.4139

On October 1, 2007, the board of directors declared a quarterly dividend of $0.4766 per share to be paid December 17, 2007 to shareholders of record as of November 30, 2007.

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

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is based upon quoted market values.  The fair value of variable rate mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At September 30, 2007, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $175,306,000 and $174,352,038, respectively. At September 30, 2006, the fair value and carrying value of fixed rate mortgage notes payable amounted to $123,250,000 and $122,194,039, respectively.

NOTE 19 - CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

During 2007, 2006 and 2005, the Company paid cash for interest of $8,353,320, $8,298,971 and $7,958,519, respectively.  This 2007 amount is net of interest capitalized of $34,434.

During 2007, 2006 and 2005, the Company had $-0-, $4,507,020 and $3,957,120, respectively, of dividends which were reinvested that required no cash transfers.

The following is the non-cash investing activities related to the merger with Monmouth Capital (see Note No. 2):

Real estate investments	$79,388,331
Intangible assets	8,955,304
Securities available for sale	3,313,448
Note receivable	544,467
Other assets	29,069
Accrued and other liabilities	(835,477)
Mortgages	(40,355,224)
Subordinated convertible debentures	(14,990,000)
Notes payable	(1,707,475)
Minority interest	(3,001,255)
Common stock	(37,276)
Additional paid in capital	(31,303,912)

The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income.

	2007	2006	2005
Unrealized holding gains (losses) arising during the year	($462,098)	$25,325	$278,116
Less: reclassification adjustment for gains (losses) realized in income	(426,146)	(22,636)	(1,514,523)

Net unrealized (loss) gains	($888,244)	$2,689	($1,236,407)

NOTE 20 – CONTINGENCIES AND COMMITMENTS

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

As of September 30, 2007, the Company had approximately $5,600,000 in commitments under the construction contracts for the expansions of the Beltsville, Maryland industrial building and the Wheeling, Illinois industrial building parking lot.

The Company has a contract to purchase an industrial building with total cost estimated at approximately $10,450,000.  This purchase closed on November 30, 2007.

NOTE 21 – SUBSEQUENT EVENTS

On October 31, 2007, the Company signed a development agreement for the expansion of the industrial building in Augusta, Georgia which is leased to FDX Ground Package Systems, Inc., a subsidiary of FDX (FDX Ground).  The building will be expanded from 38,210 square feet to 59,358 square feet for a total project cost of approximately $1,665,000.  Upon completion of the expansion, the rent will increase from $278,579 per year ($7.29 psf) to $445,033 per year ($7.50 psf) and the lease expiration date will be extended from August 31, 2014 to June 30, 2018.

On November 30, 2007, the Company purchased an 89,101 square foot industrial building in Cocoa, Florida.  The building is 100% net-leased to FDX Ground through July 31, 2017.  The purchase price including closing costs was approximately $10,450,000.    The Company obtained a mortgage of $7,150,000 at a fixed interest rate of 6.29% and paid the remainder in cash.

NOTE 22 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma data presented assumes that the merger with Monmouth Capital occurred as of the beginning of the respective periods and includes pro forma adjustments to (i) increase depreciation expense to reflect our book basis for the buildings acquired, (ii) increase amortization expense to reflect the intangible assets acquired in the merger and (iii) increase in interest expenses to reflect the additional interest related to mortgages and debentures.

In addition, the following pro forma data is presented as if the acquisition of the 3 industrial properties purchased between October 1, 2006 and September 30, 2007 had been acquired on October 1, 2005. The unaudited pro forma data includes all material necessary adjustments to reflect the occurrence of purchases of properties during 2007 as of October 1, 2005.

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the merger been consummated at the beginning of the periods presented or the acquisitions had been completed as of October 1, 2005.

Pro Forma Financial Information

	Actual	Merger	Acquisitions	Pro Forma
Year Ended September 30, 2007
Rental and reimbursement revenue	$29,255,000	$7,008,000	$1,659,000	$37,922,000
Net income	10,818,000	1,975,000	485,000	13,278,000

Net income per common share:
Basic	0.41	0.11	0.02	0.54
Diluted	0.41	0.08	0.02	0.51

Year Ended September 30, 2006	Actual	Merger	Acquisitions	Pro Forma
Rental and reimbursement revenue	$25,594,000	$8,409,000	$2,465,000	$36,468,000
Net income	6,166,000	7,910,000	667,000	14,743,000

Net income per common share:
Basic	0.32	0.08	0.03	0.43
Diluted	0.31	0.09	0.03	0.43

NOTE 23 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2007	12/31/06	3/31/07	6/30/07	9/30/07

Rental and Reimbursement Revenue	$6,700,735	$7,099,496	$6,750,523	$8,704,052
Total Expenses	3,507,855	3,928,459	3,309,258	4,810,227
Other Income (Expense)	(1,824,114)	(1,717,456)	(1,082,686)	(2,720,664)
Income from Continuing Operations	1,456,799	1,605,390	2,286,382	1,005,516
Income (Loss) from Discontinued Operations (1)	68,001	(151,809)	(72,197)	4,594,854
Net Income	1,524,800	1,453,581	2,214,185	5,625,072
Net Income Applicable to Common Shareholders	1,524,800	844,336	1,656,128	4,922,621
Net Income per Common Share	.07	.03	.08	.23

FISCAL 2006	12/31/05	3/31/06	6/30/06	9/30/06

Rental and reimbursement revenue	$6,073,282	$6,498,269	$6,452,912	$6,569,639
Total Expenses	3,004,730	3,253,717	3,298,718	3,122,001
Other Income (Expense)	(1,642,853)	(1,539,484)	(1,640,027)	(2,396,579)
Income from Continuing Operations	1,425,699	1,705,068	1,514,167	1,051,059
Income (Loss) from Discontinued Operations	120,201	75,434	133,700	140,260
Net Income	1,545,900	1,780,502	1,647,867	1,191,319
Net Income Applicable to Common Shareholders	1,545,900	1,780,502	1,647,867	1,191,319
Net Income per Share	.08	.09	.08	.07

(1)  During August 2007, the Company sold an industrial property in South Brunswick, New Jersey and recognized a gain on sale of $4,634,564.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2007

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition
Shopping Center
Somerset, NJ	$-0-	$55,182	$637,097	$571,392
Industrial Buildings
Ramsey, NJ	-0-	52,639	291,500	1,069,858
Monaca, PA	-0-	330,772	878,081	1,271,091
Orangeburg, NY	-0-	694,720	2,977,372	8,323
Greensboro, NC	-0-	327,100	1,853,700	15,000
Jackson, MS	75,794	218,000	1,233,500	123,769
Franklin , MA	-0-	566,000	4,148,000	15,000
Urbandale, IO	-0-	310,000	1,758,000	96,515
Richland, MS	-0-	211,000	1,195,000	72,000
O'Fallon, MO	26,342	264,000	3,302,000	267,775
Fayetteville, NC	0	172,000	4,467,885	24,108
Schaumburg, IL	1,610,533	1,039,800	3,694,320	171,838
Burr Ridge, IL	579,825	270,000	1,236,599	23,195
Romulus, MI	1,454,182	531,000	3,653,883	12,078
Liberty, MO	2,379,784	723,000	6,510,546	8,866
Omaha, NE	2,244,456	1,170,000	4,425,500	-0-
Charlottesville, VA	1,587,058	1,170,000	2,845,000	-0-
Jacksonville, FL	2,403,233	1,165,000	4,668,080	117,186
Union City, OH	1,932,648	695,000	3,342,000	1,024,253
Richmond, VA	3,691,499	1,160,000	6,413,305	23,265
St. Joseph, MO	6,218,693	800,000	11,753,964	-0-
Newington, CT	1,746,781	410,000	2,961,000	5,486
Cudahy, WI	3,029,277	980,000	5,050,997	3,304,420
Beltsville, MD	4,217,842	3,200,000	5,958,773	-0-
Granite City, IL	6,889,094	340,000	12,046,675	-0-
Monroe, NC	2,956,066	500,000	4,981,022	-0-
Winston-Salem, NC	4,040,674	980,000	5,610,000	60,918
Elgin, IL	3,778,236	1,280,000	5,529,488	-0-
Tolleson, AZ	8,564,284	1,320,000	13,329,000	-0-
Ft. Myers, FL	2,749,558	1,910,000	2,499,093	34,482
Edwardsville, KS	3,791,462	1,185,000	5,815,148	-0-
Tampa, FL	11,474,697	5,000,000	12,660,003	-0-
Denver, CO	3,151,839	1,150,000	3,890,300	-0-
Hanahan, SC (Norton)	7,872,578	1,129,000	11,831,321	12,153
Hanahan, SC (FDX)	3,056,375	930,000	3,426,362	-0-
Augusta, GA (FDX Gr)	2,223,217	613,000	3,026,409	-0-
Huntsville, AL	2,212,270	742,500	2,452,519	-0-
Richfield, OH	5,555,622	1,000,000	7,197,945	-0-
Colorado Springs, CO	3,328,278	1,270,000	3,821,000	-0-
Tampa, FL	-0-	2,830,000	4,274,531	-0-
Griffin, GA	9,744,087	760,000	13,692,115	-0-
Roanoke, VA	4,650,415	1,853,000	4,575,908	-0-
Orion, MI	12,175,332	3,630,000	11,581,000	-0-

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2007

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition
Shelby County, TN	$-0-	$11,065	$-0-	$-0-
Carlstadt, NJ	2,778,805	2,168,877	1,821,123	-0-
Wheeling, IL	6,569,530	4,720,000	9,186,606	-0-
White Bear Lake, MN	2,509,913	1,470,000	3,566,000	-0-
Cheektowaga, NY	2,390,355	1,278,656	5,098,343	-0-
Richmond, VA (Carrier)	-0-	470,000	3,715,000	-0-
Quakertown, PA	-0-	1,069,500	1,905,500	-0-
Montgomery, IL	5,989,225	2,110,000	9,529,000	-0-
Tampa, FL (Kellogg)	3,709,659	1,969,500	3,887,294	-0-
Augusta, GA (FDX)	-0-	380,000	1,400,943	-0-
Lakeland, FL	-0-	261,000	1,621,163	-0-
El Paso, TX	5,825,039	2,088,242	4,514,427	-0-
Chattanooga, TN	3,144,244	300,000	4,464,711	-0-
Bedford Heights, OH	3,947,158	990,000	4,893,912	-0-
Kansas City, MO	3,236,079	660,000	4,049,832	-0-
Punta Gorda, FL	2,840,000	660,000	2,990,000	-0-
	$174,352,038	$65,544,553	$280,139,795	$8,332,971

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2007

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2007
Description	Land	Bldg & Imp	Total
Shopping Center
Somerset, NJ	$55,182	$1,208,489	$1,263,671
Industrial Buildings
Ramsey, NJ	52,639	1,361,358	1,413,997
Monaca, PA	330,772	2,199,672	2,530,444
Orangeburg, NY	694,720	2,999,606	3,694,326
Greensboro, NC	327,100	1,868,700	2,195,800
Jackson, MS	218,000	1,357,269	1,575,269
Franklin , MA	566,000	4,163,000	4,729,000
Urbandale, IO	310,000	1,854,515	2,164,515
Richland, MS	211,000	1,267,000	1,478,000
O'Fallon, MO	264,000	3,569,775	3,833,775
Fayetteville, NC	172,000	4,491,993	4,663,993
Schaumburg, IL	1,039,800	3,866,158	4,905,958
Burr Ridge, IL	270,000	1,259,794	1,529,794
Romulus, MI	531,000	3,665,961	4,196,961
Liberty, MO	723,000	6,519,412	7,242,412
Omaha, NE	1,170,000	4,425,500	5,595,500
Charlottesville, VA	1,170,000	2,845,000	4,015,000
Jacksonville, FL	1,165,000	4,785,266	5,950,266
Union City, OH	695,000	4,366,253	5,061,253
Richmond, VA	1,160,000	6,436,570	7,596,570
St. Joseph, MO	800,000	11,753,964	12,553,964
Newington, CT	410,000	2,966,486	3,376,486
Cudahy, WI	980,000	8,355,417	9,335,417
Beltsville, MD	3,200,000	5,958,773	9,158,773
Granite City, IL	340,000	12,046,675	12,386,675
Monroe, NC	500,000	4,981,022	5,481,022
Winston-Salem, NC	980,000	5,670,918	6,650,918
Elgin, IL	1,280,000	5,529,488	6,809,488
Tolleson, AZ	1,320,000	13,329,000	14,649,000
Ft. Myers, FL	1,910,000	2,533,575	4,443,575
Edwardsville, KS	1,185,000	5,815,148	7,000,148
Tampa, FL	5,000,000	12,660,003	17,660,003
Denver, CO	1,150,000	3,890,300	5,040,300
Hanahan, SC (Norton)	1,129,000	11,843,474	12,972,474
Hanahan, SC (FDX)	930,000	3,426,362	4,356,362
Augusta, GA (FDX Gr)	613,000	3,026,409	3,639,409
Huntsville, AL	742,500	2,452,519	3,195,019
Richfield, OH	1,000,000	7,197,945	8,197,945
Colorado Springs, CO	1,270,000	3,821,000	5,091,000
Tampa, FL	2,830,000	4,274,531	7,104,531
Griffin, GA	760,000	13,692,115	14,452,115
Roanoke, VA	1,853,000	4,575,908	6,428,908
Orion, MI	3,630,000	11,581,000	15,211,000

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2007

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2007
Description	Land	Bldg & Imp	Total
Shelby County, TN	$11,065	$-0-	$11,065
Carlstadt, NJ	2,168,877	1,821,123	3,990,000
Wheeling, IL	4,720,000	10,544,247	15,264,247
White Bear Lake, MN	1,470,000	3,566,000	5,036,000
Cheektowaga, NY	1,278,656	5,098,343	6,376,999
Richmond, VA (Carrier)	470,000	3,715,000	4,185,000
Quakertown, PA	1,069,500	1,905,500	2,975,000
Montgomery, IL	2,110,000	9,529,000	11,639,000
Tampa, FL (Kellogg)	1,969,500	3,887,294	5,856,794
Augusta, GA (FDX)	380,000	1,400,943	1,780,943
Lakeland, FL	261,000	1,621,163	1,882,163
El Paso, TX	2,088,242	4,514,427	6,602,669
Chattanooga, TN	300,000	4,464,711	4,764,711
Bedford Heights, OH	990,000	4,893,912	5,883,912
Kansas City, MO	660,000	4,049,832	4,709,832
Punta Gorda, FL	660,000	2,990,000	3,650,000
	$65,544,553	$289,894,818	$355,439,371

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2007

Column A	Column F	Column G	Column H	Column I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Life
Shopping Center
Somerset, NJ	$1,123,274	1970	1970	10-33
Industrial Buildings
Ramsey, NJ	920,426	1969	1969	7-40
Monaca, PA	1,689,356	1977	1977*	5-31.5
Orangeburg, NY	1,410,724	1990	1993	31.5
Greensboro, NC	862,043	1988	1993	31.5
Jackson, MS	595,545	1988	1993	39
Franklin , MA	1,440,052	1991	1994	39
Urbandale, IO	616,749	1985	1994	39
Richland, MS	420,148	1986	1994	39
O'Fallon, MO	1,084,627	1989	1994	39
Fayetteville, NC	1,208,695	1996	1997	39
Schaumburg, IL	1,007,847	1997	1997	39
Burr Ridge, IL	309,408	1997	1997	39
Romulus, MI	894,832	1998	1998	39
Liberty, MO	1,590,294	1997	1998	39
Omaha, NE	964,482	1999	1999	39
Charlottesville, VA	620,058	1998	1999	39
Jacksonville, FL	1,034,444	1998	1999	39
Union City, OH	734,515	1999	2000	39
Richmond, VA	1,072,835	2000	2001	39
St. Joseph, MO	1,958,894	2000	2001	39
Newington, CT	494,948	2001	2001	39
Cudahy, WI	865,725	2001	2001	39
Beltsville, MD	993,091	2000	2001	39
Granite City, IL	1,699,210	2001	2001	39
Monroe, NC	702,422	2001	2001	39
Winston-Salem, NC	798,205	2001	2002	39
Elgin, IL	779,768	2002	2002	39
Tolleson, AZ	1,537,894	2002	2002	39
Ft. Myers, FL	296,761	1974**	2002	39
Edwardsville, KS	670,935	2002	2003	39
Tampa, FL	1,136,488	2004	2004	39
Denver, CO	249,368	2005	2005	39
Hanahan, SC (Norton)	219,631	2002	2005	39
Hanahan, SC (FDX)	758,439	2005	2005	39
Augusta, GA (FDX Gr)	193,957	2005	2005	39
Huntsville, AL	157,203	2005	2005	39
Richfield, OH	276,841	2005	2006	39
Colorado Springs, CO	146,953	2005	2006	39
Tampa, FL	164,400	1997	2006	39
Griffin, GA	526,739	2002/2005***	2006	39
Roanoke, VA	58,663	1996	2007	39
Orion, MI	148,468	2007	2007	39

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2007

Column A	Column F	Column G	Column H	Column I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Life
Shelby County, TN	$-0-	N/A	2007	N/A
Carlstadt, NJ	23,348	1977	2007	39
Wheeling, IL	134,269	2003	2007	39
White Bear Lake, MN	45,718	2001	2007	39
Cheektowaga, NY	65,365	2002	2007	39
Richmond, VA (Carrier)	47,628	2004	2007	39
Quakertown, PA	24,423	1988	2007	39
Montgomery, IL	122,168	2004	2007	39
Tampa, FL (Kellogg)	49,622	1989	2007	39
Augusta, GA (FDX)	17,961	1993	2007	39
Lakeland, FL	20,784	1993	2007	39
El Paso, TX	57,877	2005	2007	39
Chattanooga, TN	57,240	2002	2007	39
Bedford Heights, OH	62,742	1998	2007	39
Kansas City, MO	51,921	2002	2007	39
Punta Gorda, FL	38,333	2007	2007	39

	$35,254,756
* Buildings & improvements re-acquired in 1986
** Property was renovated in 2001.
*** Property consist of 2 buildings

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION, (CONT’D.)

(1)

Reconciliation

                                                           REAL ESTATE INVESTMENTS

	9/30/07	9/30/06	9/30/05

Balance-Beginning of Year	$250,894,343	$217,700,935	$188,285,928
Additions:
Acquisitions	106,248,243	34,830,679	29,190,507
Improvements	3,811,670	174,425	224,500
Total Additions	110,059,913	35,005,104	29,415,007
Sales	(5,514,885)	(1,811,696)	-0-

Balance-End of Year	$355,439,371	$250,894,343	$217,700,935

                      ACCUMULATED DEPRECIATION

	9/30/07	9/30/06	9/30/05

Balance-Beginning of Year	$30,705,823	$25,988,830	$21,448,580
Depreciation	6,547,825	5,179,450	4,540,250
Sales	(1,998,892)	(462,457)	-0-

Balance-End of Year	$35,254,756	$30,705,823	$25,988,830

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30,

 (1)

Reconciliation

	2007	2006	2005
Balance – Beginning of Year	$250,894,343	$217,700,935	$188,285,928
Additions:
Ramsey, NJ	-0-	-0-	3,210
Somerset, NJ	-0-	33,977	19,451
Monaca, PA	-0-	50,500	22,180
Orangeburg, NY	13,911	-0-	8,323
Greensboro, NC	-0-	-0-	-0-
Jackson, MS	-0-	-0-	7,082
Franklin, MA	-0-	-0-	15,000
Wichita, KS	-0-	-0-	1,451
Urbandale, IA	85,950	-0-	7,829
Richland, MS	-0-	-0-	-0-
O’Fallon, MO	211,059	28,905	20,811
Fayetteville, NC	-0-	-0-	6,748
Schaumburg, IL	148,646	23,192	-0-
Burr Ridge, IL	6,115	-0-	17,080
Romulus, MI	-0-	-0-	-0-
Liberty, MO	-0-	-0-	8,866
Omaha, NE	-0-	-0-	-0-
Charlottesville, VA	-0-	-0-	-0-
Jacksonville, FL	93,985	3,363	5,889
Union Township, OH	3,450	-0-	450
Richmond, VA	20,265	-0-	-0-
St. Joseph, MO	-0-	-0-	-0-
Newington, CT	-0-	-0-	-0-
Cudahy, WI	3,216,096	-0-	-0-
Beltsville, MD	-0-	-0-	-0-
Granite City, IL	-0-	-0-	-0-
Monroe, NC	-0-	-0-	-0-
Winston Salem, NC	-0-	18,712	42,206
Elgin, IL	-0-	-0-	-0-
Tolleson, AZ	-0-	-0-	-0-
Ft. Myers, FL	-0-	-0-	34,482
Edwardsville, KS	-0-	-0-	-0-
Tampa, FL (FDX Ground)	-0-	-0-	3,442
Denver, CO	-0-	-0-	5,040,300
Hanahan, SC (Norton)	-0-	-0-	12,960,321
Hanahan, SC (FDX)	12,153	-0-	4,356,362
Augusta, GA	-0-	904	3,638,505
Huntsville, AL	-0-	-0-	3,195,019
Richfield, OH	-0-	8,197,945	-0-
Colorado Springs, CO	-0-	5,091,000	-0-
Tampa, FL (FDX)	-0-	7,104,531	-0-
Griffin, GA	40	14,452,075	-0-
Roanoke, VA	6,428,908	-0-	-0-
Orion, MI	15,211,000	-0-	-0-
Shelby County, TN	11,065	-0-	-0-
Carlstadt, NJ	3,990,000	-0-	-0-
Wheeling, IL	15,264,247	-0-	-0-
White Bear Lake, MN	5,036,000	-0-	-0-
Cheektowaga, NY	6,376,999	-0-	-0-
Richmond, VA (Carrier)	4,185,000	-0-	-0-

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30,

(1)

Reconciliation (cont’d)

	2007	2006	2005

Quakertown, PA	$2,975,000	$-0-	$-0-
Montgomery, IL	11,639,000	-0-	-0-
Tampa, FL (Kellogg)	5,856,794	-0-	-0-
Augusta, GA (FDX)	1,780,943	-0-	-0-
Lakeland, FL	1,882,163	-0-	-0-
El Paso, TX	6,602,669	-0-	-0-
Chattanooga, TN	4,764,711	-0-	-0-
Bedford Heights, OH	5,883,912	-0-	-0-
Kansas City, MO	4,709,832	-0-	-0-
Punta Gorda, FL	3,650,000	-0-	-0-
Total Additions	110,059,913	35,005,104	29,415,007
Total Disposals	(5,514,885)	(1,811,696)	(-0-)
Balance – End of Year	$355,439,371	$250,894,343	$217,700,935

         (2)

The aggregate cost for Federal tax purposes approximates historical cost.

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT

CORPORATION

(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  December 12, 2007

By:       /s/ Eugene W. Landy

                                                                                    Eugene W. Landy, President, Chief

            Executive Officer and Director

Date:  December 12, 2007

By:       /s/ Anna T. Chew

             Anna T. Chew, Chief Financial Officer

                                                                                     and Director

Date:  December 12, 2007

By:       /s/ Daniel D. Cronheim

             Daniel D. Cronheim, Director

Date:  December 12, 2007

By:     /s/ Catherine B. Elflein

           Catherine B. Elflein, Director

Date:  December 12, 2007

By:       /s/ Neal Herstik

            Neal Herstik, Director

Date:  December 12, 2007

By:       /s/ Matthew I. Hirsch

             Matthew I. Hirsch, Director

Date:  December 12, 2007

By:       /s/   Joshua Kahr

              Joshua Kahr, Director

Date:  December 12, 2007

By:       /s/   Michael P. Landy

              Michael P. Landy

                                                                                     Executive Vice President – Investments

              and Director

Date:  December 12, 2007

By:       /s/ Samuel A. Landy

             Samuel A. Landy, Director

Date:  December 12, 2007

By:

/s/ Cynthia J. Morgenstern

              Cynthia J. Morgenstern

Executive Vice President and Director

Date:  December 12, 2007

By:       /s/ Scott L. Robinson

             Scott L. Robinson, Director

Date:  December 12, 2007

By:       /s/   Eugene Rothenberg

             Eugene Rothenberg, Director

Date:   December 12, 2007

By:       /s/   Stephen B. Wolgin

             Stephen B. Wolgin, Director