Form 10-Q
period 2008-02-08
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2008-02-08
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( x )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2007

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File Number: 001-33177

MONMOUTH REAL ESTATE INVESTMENT CORPORATION (Exact name of registrant as specified in its charter)

Maryland 22-1897375
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) identification number)

Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, NJ 07728
(Address of Principal Executive 0ffices) (Zip Code

Registrant's telephone number, including area code (732) 577-9996

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

Large accelerated filer Accelerated filer X Non-accelerated filer _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

The number of shares outstanding of issuer's common stock as of February 1, 2008 was 23,954,696 shares.

.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2007

C O N T E N T S

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF DECEMBER 31, 2007 AND SEPTEMBER 30, 2007

ASSETS	December 31, 2007	September 30, 2007

Real Estate Investments:
Land	$67,425,869	$65,544,553
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $37,201,496 and $35,312,263, respectively	263,592,527	254,652,246
Total Real Estate Investments	331,018,396	320,196,799

Cash and Cash Equivalents	5,939,420	11,395,337
Securities Available for Sale at Fair Value	13,535,464	13,436,992
Tenant and Other Receivables	1,422,566	956,795
Deferred Rent Receivable	1,275,645	1,110,888
Loans Receivable, net	519,464	534,279
Prepaid Expenses	832,400	380,957
Financing Costs, net of Accumulated Amortization of $917,011 and $848,451, respectively	1,977,382	1,941,870
Lease Costs, net of Accumulated Amortization of $227,112 and $200,004, respectively	427,726	364,691
Intangible Assets, net of Accumulated Amortization of $1,837,735 and $1,302,922, respectively	15,106,854	15,641,667
Other Assets	793,060	947,970

TOTAL ASSETS	$372,848,377	$366,908,245

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) – CONTINUED

AS OF DECEMBER 31, 2007 AND SEPTEMBER 30, 2007

LIABILITIES AND SHAREHOLDERS' EQUITY	December 31, 2007	September 30, 2007

Liabilities:
Mortgage Notes Payable	$179,043,579	$174,352,038
Subordinated Convertible Debentures	14,990,000	14,990,000
Loans Payable	8,251,000	2,500,000
Accounts Payable and Accrued Expenses	2,506,181	2,311,266
Other Liabilities	2,141,016	2,054,579

Total Liabilities	206,931,776	196,207,883

Minority Interest	3,767,849	3,486,060

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Shares Authorized; 1,322,500 and 1,322,500 Shares Issued and Outstanding, respectively	$33,062,500	$33,062,500
Common Stock - $.01 Par Value, 28,677,500 Shares Authorized; 23,954,696 and 23,940,696 Shares Issued and Outstanding, respectively	239,547	239,407
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	131,220,447	135,547,916
Accumulated Other Comprehensive Income (Loss)	(1,172,179)	(433,958)
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-

Total Shareholders' Equity	162,148,752	167,214,302

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$372,848,377	$366,908,245

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Three Months Ended
	12/31/07	12/31/06
INCOME:
Rental and Reimbursement Revenue	$9,779,885	$6,706,968

EXPENSES:
Real Estate Taxes	1,279,751	984,940
Operating Expenses	1,021,824	513,572
General & Administrative Expense	637,371	561,456
Depreciation	1,889,233	1,359,853

TOTAL EXPENSES	4,828,179	3,419,821

OTHER INCOME (EXPENSE):

Interest and Dividend Income	403,358	245,350
(Loss) Gain on Securities Transactions, net	(2,296,398)	72,359
Interest Expense	(3,247,077)	(2,148,056)

TOTAL OTHER INCOME (EXPENSE)	(5,140,117)	(1,830,347)

INCOME (LOSS) FROM CONTINUING OPERATIONS:	(188,411)	1,456,800

DISCONTINUED OPERATIONS:
Income (Loss) from Operations of Disposed Property and Property	-0-	68,000
Loss on Sale of Investment Property	-0-	-0-

INCOME FROM DISCONTINUED OPERATIONS	-0-	68,000

Minority Interest	34,368	-0-

NET INCOME (LOSS)	($222,779)	1,524,800

Preferred dividend declared	630,433	-0-

NET INCOME (LOSS) APPLICABLE TO
COMMON SHAREHOLDERS	($853,212)	$1,524,800

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) – CONTINUED

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Three Months Ended
	12/31/07	12/31/06

BASIC EARNINGS – PER SHARE
Income (Loss) from Continuing Operations	($.01)	$.08
Less: Accumulated Preferred Dividend	(.03)	(.01)
Income from Discontinued Operations	-0-	-0-
Net Income (Loss) Applicable to Common Shareholders – Basic	($.04)	$.07

DILUTED EARNINGS – PER SHARE
Income from Continuing Operations	($.01)	$.08
Less: Accumulated Preferred Dividend	(.03)	(.01)
Income from Discontinued Operations	-0-	-0-
Net Income Applicable to Common Shareholders – Diluted	($.04)	$.07

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	23,947,696	20,204,341
Diluted	24,013,911	20,260,465

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	($222,779)	$1,524,800
Noncash Items Included in Net Income:
Depreciation	1,889,233	1,399,462
Amortization	630,481	186,126
Stock Compensation Expense	1,876	29,238
(Gain) Loss on Securities Transactions, net	2,296,398	(72,359)
Income Allocated to Minority Interest	34,368	-0-
Changes In:
Tenant, Deferred Rent and Other Receivables	(630,528)	58,935
Prepaid Expenses	(451,443)	(453,231)
Other Assets and Lease Costs	340,244	(287,996)
Accounts Payable, Accrued Expenses and Other Liabilities	107,920	656,420
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,995,770	3,041,395

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(10,504,000)	(7,169,086)
Capital Improvements & Purchases of Equipment	(2,206,830)	(212,713)
Increase in Construction in Progress	(102,045)	(35,117)
Collections on Loans Receivable	14,815	-0-
Proceeds from Sale of Securities Available for Sale	209,702	233,801
Purchase of Securities Available for Sale	(3,342,793)	(2,427,627)
NET CASH USED IN INVESTING ACTIVITIES	(15,931,151)	(9,610,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds (Payments) on Loans Payable	5,751,000	(8,218,544)
Proceeds from Mortgages	7,150,000	-0-
Principal Payments on Mortgages	(2,458,459)	(1,893,525)
Financing Costs on Debt	(104,072)	-0-
Increase in Minority Interest	247,421	-0-
Proceeds from Issuance of Common Stock	-0-	194,701
Proceeds from Preferred Stock, net of offering costs	17,391	31,744,294
Proceeds from Exercise of Stock Options	99,820	-0-
Preferred Dividends Paid	(630,433)	-0-
Common Stock Dividends Paid, Net of Reinvestments	(3,593,204)	(3,031,949)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,479,464	18,794,977

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,455,917)	12,225,630
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	11,395,337	2,029,430
END OF PERIOD	$5,939,420	$14,255,060

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2007

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

Monmouth Real Estate Investment Corporation and its wholly-owned subsidiaries, MRC I LLC, MREIC Financial, Inc., and Monmouth Capital Corporation. (the Company or we) operate as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  The Company also owns a portfolio of investment securities.

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

The interim consolidated financial statements furnished herein include the Company and subsidiaries, and reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2007 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  All intercompany transactions and balances have been eliminated in consolidation.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2007 have been omitted.

Employee Stock Options

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure.”  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $1,876 and $29,238 have been recognized in the three months ended December 31, 2007 and 2006, respectively.

On July 26, 2007, the shareholders approved and ratified the Company’s 2007 Stock Option Plan (the 2007 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.

During the three months ended December 31, 2007, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

12/12/07	1	65,000	$8.22	12/12/15

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

	2008	2007

Dividend yield	7.30%	-0-%
Expected volatility	15.18%	-0-%
Risk-free interest rate	3.75%	-0-%
Expected lives	8	-0-

The weighted-average fair value of options granted during the three months ended December 31, 2007 was $0.35 and $-0-, respectively.

During the three months ended December 31, 2007, one participant exercised options to purchase 14,000 shares for total proceeds of $99,820.  As of December 31, 2007, there were options outstanding to purchase 1,152,170 shares under the 2007 plan.

NOTE 2 – MERGER WITH MONMOUTH CAPITAL CORPORATION (MONMOUTH CAPITAL)

On July 31, 2007, the Company merged with Monmouth Capital, which had a controlling equity interest in fourteen industrial properties.  The results of operations of the real estate acquired from Monmouth Capital have been included in the Company’s consolidated financial statements since the merger date of July 31, 2007.   Please see additional disclosures related to the merger contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2007.

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

NOTE 3 – NET INCOME APPLICABLE TO COMMON SHAREHOLDERS PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income plus interest expense related to the Convertible Subordinated Debentures (Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period.  Interest expense of $299,800 and common shares totaling 1,413,319 related to potential conversion of the Debentures are excluded from the calculation for the three months ended December 31, 2007 due to their antidilutive effect.  Options to purchase shares in the amount of 66,215 and 56,124 are included in the diluted weighted average shares outstanding for the three months ended December 31, 2007 and 2006, respectively.

NOTE 4 – COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income:

	Three Months	Three Months
	12/31/07	12/31/06

Net income (loss) applicable to common shareholders	($853,212)	$1,524,800
Increase (decrease) in unrealized gain on securities available for sale	(738,221)	230,176
Comprehensive Income (Loss)	($1,591,433)	$1,754,976

NOTE 5 – REAL ESTATE INVESTMENTS

Acquisitions

On November 30, 2007, the Company purchased an 89,101 square foot industrial building in Cocoa, Florida.  The building is 100% net-leased to FedEx Ground Package Systems, Inc. (FDX Ground) through July 31, 2017.  The purchase price including closing costs was approximately $10,504,000. The Company obtained a mortgage of $7,150,000 at a fixed interest rate of 6.29% and paid the remainder in cash.

Expansions

The Company is currently expanding the industrial building in Beltsville, Maryland.  Total construction costs are expected to be approximately $5,400,000.  The building will be expanded from 109,705 square feet to 147,668 square feet.   Construction of the expansion is expected to be completed in the 4th fiscal quarter of 2008.  At the completion of the expansion, annual rent will increase from $898,835 ($8.19 per square foot) to $1,426,104 ($9.66 per square foot).  The Company has recorded $446,850 as construction in progress related to this expansion as of December 31, 2007.

The Company is currently expanding the industrial building leased to FDX Ground in Augusta, Georgia.  Total construction costs are expected to be approximately $1,665,000.  The building will be expanded from 38,210 square feet to 59,358 square feet.   Construction of the expansion is expected to be completed by July 2008.  At the completion of the expansion, annual rent will increase from $278,579 ($7.29 per square foot) to $453,457 ($7.64 per square foot) and the lease will be extended through June 2018.  The Company has recorded $111 as construction in progress related to this expansion as of December 31, 2007.

The Company is currently expanding the industrial building leased to FDX Ground in Hanahan, South Carolina.  Total construction costs are expected to be approximately $2,900,000.  The building will be expanded from 54,286 square feet to 91,776 square feet.   Construction of the expansion is expected to be completed by September 2008.  At the completion of the expansion, annual rent will increase from $373,823 ($6.89 per square foot) to $659,467 ($7.19 per square foot) and the lease will be extended through June 30, 2018.  The Company has recorded $255,318 as construction in progress related to this expansion as of December 31, 2007.

The Company is currently expanding the industrial building leased to FDX Ground in Denver, Colorado.  Total construction costs are expected to be approximately $1,412,000.  The building will be expanded from 60,361 square feet to 69,865 square feet.   Construction of the expansion is expected to be completed by October 2008.  At the completion of the expansion, annual rent will increase from $421,460 ($6.98 per square foot) to $564,206 ($8.08 per square foot) and the lease will be extended through July 31, 2018.  In addition to this expansion, the Company has agreed to purchase an additional 2.19 acres of land adjacent to the existing property to accommodate future development anticipated by the tenant for a

purchase price of approximately $717,000.  This purchase is expected to close in 2008.   The Company has recorded $50,000 as construction in progress related to this future development as of December 31, 2007.

The Company is currently expanding the industrial building leased to FDX Ground in Colorado Springs, Colorado.  Total construction costs are expected to be approximately $2,300,000.  The building will be expanded from 53,202 square feet to 68,370 square feet.   Construction of the expansion is expected to be completed by October 2008.  At the completion of the expansion, annual rent will increase from $411,823 ($7.74 per square foot) to $644,729 ($9.43 per square foot) and the lease will be extended through 2018.  The Company had not recorded any costs as construction in progress related to this expansion as of December 31, 2007.

Tenant Concentration

The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 43% as of December 31, 2007.   Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated to be approximately 49% of total rental and reimbursement revenue for fiscal 2008.

NOTE 6 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

The following table summarizes the Company’s gain (loss) on securities transactions for the three months ended December 31, 2007 and 2006:

       Three Months

	12/31/07	12/31/06

Gain (loss) on sale or redemption of securities	($38,880)	$16,271
Net loss on settled futures contracts	(478,999)	(107,740)
Unrealized gain on open futures contracts	40,781	163,828
Impairment loss	(1,819,300)	-0-
Total Gain (loss) on Securities Transactions, net	($2,296,398)	$72,359

During three months ended December 31, 2007, the Company recognized a loss of $1,819,300, due to writing down of the carrying value of three securities which were considered other than temporarily impaired.

During the three months ended December 31, 2007, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the risk of rolling over the fixed-rate mortgage debt at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at December 31, 2007 was an asset of $40,781.  During the three months ended December 31, 2007, the Company recorded a realized loss of $478,999 on settled futures contracts.

During the three months ended December 31, 2007, the Company made purchases of $3,342,793 in securities available for sale.  The Company also sold or redeemed securities available for sale with a cost basis of $248,582.

NOTE 7 – OTHER ASSETS

Other assets consisted of the following as of December 31, 2007 and September 30, 2007:

	12/31/07	9/30/07

Deposits and pre-acquisition costs	$-0-	$173,275
Construction in progress	752,279	650,233
Unrealized gain on open futures contracts	40,781	102,657
Inventory – manufactured home	-0-	21,805
Total	$793,060	$947,970

Construction in progress relates to costs incurred for the expansions of the properties described under Note No. 5 - Real Estate Investments.   The inventory of repossessed manufactured homes existing as of September 30, 2007 was sold to UMH Properties, Inc. (a related REIT) during the three months ended December 31, 2007 at book value.

NOTE 8 – SHAREHOLDERS’ EQUITY

7.625% Series A Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2007, the Company paid $630,433 in preferred dividends.  On January 16, 2008, the board of directors declared a quarterly dividend of $0.4766 per share to be paid March 17, 2008 to shareholders of record as of February 29, 2008.

Common Stock

During the three months ended December 31, 2007, the Company paid $3,593,204 as a dividend of $0.15 per share to common shareholders of record as of November 15, 2007.  On January 16, 2008, the Company declared a dividend of $0.15 per common share to be paid March 17, 2008 to common shareholders of record as of February 15, 2008.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended December 31, 2007 and 2006 was $3,598,008 and $2,148,056, respectively.

As of December 31, 2007 and September 30, 2007, the Company had accrued $173,432 and $-0- in construction in progress.  This accrual is included in Other Assets and Accounts Payable and Accrued Expenses.

NOTE 10 – DISCONTINUED OPERATIONS

Income (loss) from discontinued operations for the three months ended December 31, 2006 reflects the results of operations of the one industrial property in South Brunswick, New Jersey, that was classified as held for sale.  The following table summarizes the components of discontinued operations:

	Three Months
	12/31/07	12/31/06

Rental and Reimbursement Revenue	$-0-	$156,034
Real Estate Taxes	-0-	44,368
Operating Expenses	-0-	4,057
Depreciation	-0-	39,609
Income (Loss) from Operations of Disposed Property and Property Held for Sale	-0-	68,000
Loss on Sale of Investment Property	-0-	-0-
Income (Loss) from Discontinued Operations	$-0-	$68,000

Cash flows from discontinued operations for the three months ended December 31, 2007 and 2006 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Three Months Ended
	12/31/07	12/31/06

Cash flows from Operations – Discontinued Operations	$-0-	($39,698)
Cash flows from Investing Activities – Discontinued Operations	-0-	-0-
Cash flows from Financing Activities – Discontinued Operations	-0-	306,304

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

The Company is subject to claims and litigation arising in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

As of December 31, 2007, the Company had approximately $13,000,000 in commitments under the construction contracts for the expansions of the industrial buildings discussed in Note No. 5 – Real Estate Investments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s September 30, 2007 Annual Report on Form 10-K.

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment-grade tenants.   As of December 31, 2007, the Company owns fifty-eight industrial properties and one shopping center with total square feet of approximately 5,966,000.  Total real estate investments were approximately $331,018,000 at December 31, 2007.  These properties are located in twenty-six states.  As of December 31, 2007, the Company’s weighted average lease expiration term was 5.2 years and the percent of square footage leased and occupied was 98%.  The Company’s average rent per square foot for fiscal 2008 is approximately $5.39.  Total acquisitions of real estate made during fiscal year 2008 to date were approximately $10,500,000.

Management intends to grow the Company’s real estate portfolio and expects to acquire additional properties in fiscal 2008.   On July 31, 2007, the Company merged with Monmouth Capital Corporation and acquired a controlling interest in fourteen industrial properties.

 The Company has a concentration of FDX and FDX subsidiary-leased properties.  As of December 31, 2007, the percentage of FDX-leased square footage as a total of the Company’s rental space was 43%.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries are estimated at approximately 49% of total rental and reimbursement revenue for fiscal 2008.

The Company also holds a portfolio of securities of other REITs valued at approximately $13,535,000 as of December 31, 2007.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread, for liquidity and when suitable acquisitions of real property cannot be found.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.  During the three months ended December 31, 2007, the Company recorded an impairment loss of $1,819,300 related to three securities which management believed to be other than temporarily impaired.  In addition, the Company experienced a decrease of approximately $739,000 in the unrealized gain on securities for the three months ended December 31, 2007.  This decrease is related to the overall decrease in market value of REIT securities.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.  Revenue also includes interest and dividend income and income from securities transactions.  Rental and reimbursement revenue increased 45% for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.  The increases in rental and reimbursement revenue are due mainly to rent and reimbursements from the property acquisitions made during fiscal 2007 and from the merger with Monmouth Capital Corporation on July 31, 2007.

Net income (loss) applicable to common shareholders decreased $2,378,012 for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.  The decrease in net income (loss) applicable to common shareholders is due mainly to the impairment loss of $1,819,300 related to securities deemed to be other than temporarily impaired, losses related to the Company’s future contracts and increases in interest expense.  This decrease was partially offset by an increase in income from property operations.

See PART I, Item 1 – Business in the Company’s September 30, 2007 Annual Report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of December 31, 2007, the Company owned fifty-nine properties with total square footage of approximately 5,966,000 as compared to forty-three properties with square footage of approximately 4,733,000 as of December 31, 2006.  As of December 31, 2007, the Company’s weighted average lease expiration term was 5.2 years.  The Company’s occupancy rate was 98% and 83% as of December 31, 2007 and 2006, respectively.

The Company made the following property acquisition during the three months ended December 31, 2007 and the three months ended December 31, 2006:

FY 2008

Acquisition Date	Location	Square Footage	Purchase Price	Tenant	Average Annual Rent	Annual Rent/PSF	Lease Expires

11/30/07	Cocoa, FL	89,101	$10,450,000	FedEx Ground	$738,500	$8.28	7/31/17

FY 2007

Acquisition Date	Location	Square Footage	Purchase Price	Tenant	Average Annual Rent	Annual Rent/PSF	Lease Expires

12/8/06	Roanoke, VA	83,000	$7,200,000	DHL	$591,000	$7.12	12/7/16

Rental and reimbursement revenue increased $3,072,917 or 45% for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.    The increase is due mainly to the rent and accrued tenant reimbursement revenue related to the acquisition of the fourteen industrial properties acquired from the merger with Monmouth Capital Corporation on July 31, 2007.

Real estate taxes increased $294,811 or 29% and operating expenses increased $508,252 or 98% for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.  The increase is due mainly to the real estate taxes and operating expenses related to the acquisition of the fourteen industrial properties acquired from the merger with Monmouth Capital Corporation on July 31, 2007.

General and administrative expense increased $75,915 or 13% for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.  The increase in due mainly to increased salary and employee benefits and certain ongoing general and administrative expenses relating to the operations of Monmouth Capital Corporation such as franchise taxes and other administrative expenses.

Depreciation expense increased $529,380 or 38% for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.  The increase is due to the depreciation expense related to the properties acquired with the merger of Monmouth Capital Corporation.

Interest and dividend income increased $158,008 or 64% for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.  The increase for the three months is due mainly to the higher average balance of securities for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.  The average balance of securities was approximately $13,486,000 and $11,644,000 for the three months ended December 31, 2007 and 2006, respectively..

Gain on securities transactions, net consisted of the following:

   Three Months

	12/31/07	12/31/06

Gain (loss) on sale or redemption of securities	($38,880)	$16,271
Net loss on settled futures contracts	(478,999)	(107,740)
Unrealized gain on open futures contracts	40,781	163,828
Impairment loss	(1,819,300)	-0-
Total Gain (loss) on Securities Transactions, net	($2,296,398)	$72,359

Gain on securities transactions, net decreased $2,368,757 for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.   The decrease for the three months is due mainly to the write down of the carrying value of $1,819,300 for three securities which were deemed to be other than temporarily impaired.  During the three months ended December 31, 2007, the MSCI US REIT index fell approximately 16%.  The Company experienced a decrease in the unrealized gain on the securities portfolio of $738,221.  In addition, the Company recorded losses from the Company’s investment in futures contacts.  The Company invests in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.

Interest expense increased $1,099,021 or 51% for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.  The increase is due mainly to interest related to the outstanding Subordinated Convertible Debentures of Monmouth Capital of $299,800, interest related to increased average balance outstanding on loans payable and increased interest related to mortgages related to the properties acquired in the merger with Monmouth Capital Corporation on July 31, 2007.

Income (loss) from discontinued operations for the three months ended December 31, 2006 reflects the results of operations of the one industrial property in South Brunswick, New Jersey, that was classified as held for sale during the third fiscal quarter of 2007.   The following table summarizes the components of discontinued operations:

	Three Months
	12/31/07	12/31/06

Rental and Reimbursement Revenue	$-0-	$156,034
Real Estate Taxes	-0-	44,368
Operating Expenses	-0-	4,057
Depreciation	-0-	39,609
Income (Loss) from Operations of Disposed Property and Property Held for Sale	-0-	68,000
Loss on Sale of Investment Property	-0-	-0-
Income (Loss) from Discontinued Operations	$-0-	$68,000

Cash flows from discontinued operations for the three months ended December 31, 2007 and 2006 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

 Three Months Ended

	12/31/07	12/31/06

Cash flows from Operations – Discontinued Operations	$-0-	($39,698)
Cash flows from Investing Activities – Discontinued Operations	-0-	-0-
Cash flows from Financing Activities – Discontinued Operations	-0-	306,304

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net cash from operating activities of $3,995,770 and $3,041,395 for the three months ended December 31, 2007 and 2006, respectively.

Real estate investments, net of accumulated depreciation, increased $10,821,597 from September 30, 2007 to December, 31, 2007.  The increase is due mainly to the purchase of the industrial property in Cocoa, Florida of approximately $10,504,000 and the completion of the expansion of the Wheeling, Illinois property, partially offset by the depreciation expense for the three months ended December 31, 2007.

Cash and cash equivalents decreased $5,455,917 from September 30, 2007 to December 31, 2007.  The increase is due mainly to the payment of construction costs related to the expansions, the payment of dividends, and purchase of securities available for sale.

Securities available for sale increased $98,472 from September 30, 2007 to December 31, 2007.  The increase is due mainly to purchases of $3,342,793.  The increase was offset mainly by the write-down in carrying value of securities deemed to be other than temporarily impaired of $1,819,300, sales of securities with original cost of $248,582 and a decrease in the unrealized gain of $738,221.

During the three months ended December 31 2007, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the risks of rolling over the fixed mortgage debt at higher interest rates and reducing the exposure of the debt securities portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives as of September 30, 2007 was an asset of $40,781.

Tenant and Other Receivables increased $465,771 from September 30, 2007 to December 31, 2007.  The increase is due mainly to the billing of real estate tax and other reimbursements to the tenants.

Prepaid expenses increased $451,443 from September 30, 2007 to December 31, 2007.  The increase is due mainly to an increase in prepaid real estate taxes and prepaid insurance related to timing of payments.  The Company recognizes real estate tax and insurance expense ratably over the fiscal year.

Mortgage notes payable increased $4,691,541 from September 30, 2007 to December 31, 2007.  The increase is due to the new mortgage of $7,150,000 on the acquisition of the Cocoa, Florida property partially offset by principal repayments during the three months ended December 31, 2007 of $2,458,459.

Loans payable increased $5,751,000 from September 30, 2007 to December 31, 2007.   The increase was due to the purchase of the property in Cocoa, Florida and payment of construction costs related to the property expansions.

 Dividends paid on the common stock for the three months ended December 31, 2007 were $3,593,204.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its line of credit, refinance debt, or raise capital through the DRIP or capital markets.

Liquidity and Capital Resources

Net cash provided by operating activities was $3,995,770 and $3,041,395 for the three months ended December 31, 2007 and 2006, respectively.  Dividends on common stock paid for the three months ended December 31, 2007 and 2006 were $3,593,204 and $3,031,949.  The Company owned unencumbered securities available for sale of approximately $13,535,000 as of December 31, 2007.  These marketable securities provide the Company with additional liquidity.  As of December 31, 2007, the Company owned fifty-eight properties, of which forty-four carried mortgage loans of approximately $179,044,000.  The unencumbered properties could be refinanced to raise additional funds.  In addition, the Company has approximately $16,700,000 available for acquisitions on its $25,000,000 line of credit as of December 31, 2007.  The Company has been raising capital through its DRIP, private placements and public offerings of common and preferred stock and investing in net leased industrial properties.  The Company believes that funds generated from operations, the DRIP, and the Series A Preferred Stock offering, together with the Company’s ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next several years.

The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 43% as of December 31, 2007.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated at approximately 49% of total rental and reimbursement revenue for fiscal 2008.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

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

The Company’s FFO for the three months ended December 31, 2007 and 2006 is calculated as follows:

Three Months Ended

	12/31/07	12/31/06

Net Income (Loss)	($222,779)	$1,524,800
Accumulated Preferred Dividend	(840,534)	(189,076)
Depreciation Expense	1,889,233	1,359,853
Depreciation Expense Related to Discontinued Operations	-0-	39,609
Amortization of Intangible Lease Assets	534,811	118,770
FFO	$1,360,731	$2,853,956

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended December 31, 2007 and 2006:

   Three Months Ended

	2007	2006

Operating Activities	$3,995,770	$3,041,395
Investing Activities	(15,931,151)	(9,610,742)
Financing Activities	6,479,464	18,794,977

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

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended December  31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.

Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

MONMOUTH REAL ESTATE

     INVESTMENT CORPORATION

Date	February 8, 2008	By: /s/ Eugene W. Landy
Eugene W. Landy
President and Chief
Executive Officer

Date:	February 8, 2008	By: /s/ Anna T. Chew
Anna T. Chew
Chief Financial Officer