Form 10-Q
period 2008-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2008-05-09
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( x )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File Number: 001-33177

MONMOUTH REAL ESTATE INVESTMENT CORPORATION (Exact name of registrant as specified in its charter)

Maryland 22-1897375
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) identification number)

Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, NJ 07728
(Address of Principal Executive 0ffices) (Zip Code)

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

Large accelerated filer Accelerated filer X Smaller Reporting Company___Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

The number of shares outstanding of issuer's common stock as of May 1, 2008 was 24,142,902 shares.

.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2008

C O N T E N T S

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, 2008 AND SEPTEMBER 30, 2007

ASSETS	March 31, 2008	September 30, 2007

Real Estate Investments:
Land	$68,124,336	$64,978,553
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $37,655,102 and $33,872,211, respectively	265,245,293	253,537,248
Total Real Estate Investments	333,369,629	318,515,801

Real Estate Held for Sale, net of Accumulated Depreciation
of $1,493,980 and $1,440,052, respectively	3,235,020	3,288,948
Cash and Cash Equivalents	6,598,630	11,395,337
Securities Available for Sale at Fair Value	15,149,980	13,436,992
Tenant and Other Receivables	328,546	956,795
Deferred Rent Receivable	1,260,161	1,110,888
Loans Receivable, net	501,494	534,279
Prepaid Expenses	892,982	380,957
Financing Costs, net of Accumulated Amortization of $975,639 and $848,451, respectively	2,040,406	1,941,870
Lease Costs, net of Accumulated Amortization of $197,083 and $200,004, respectively	586,148	364,691
Intangible Assets, net of Accumulated Amortization of $2,339,673 and $1,302,922, respectively	7,117,966	14,033,717
Other Assets	4,413,679	947,970

TOTAL ASSETS	$375,494,641	$366,908,245

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) – CONTINUED

AS OF MARCH 31, 2008 AND SEPTEMBER 30, 2007

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2008	September 30, 2007

Liabilities:
Mortgage Notes Payable	$182,048,466	$174,352,038
Subordinated Convertible Debentures	14,990,000	14,990,000
Loans Payable	9,883,643	2,500,000
Accounts Payable and Accrued Expenses	2,850,248	2,311,266
Other Liabilities	2,652,696	2,054,579

Total Liabilities	212,425,053	196,207,883

Minority Interest	3,719,307	3,486,060

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Authorized, Issued and Outstanding, respectively	$33,062,500	$33,062,500
Common Stock - $.01 Par Value, 28,677,500 Shares Authorized; 24,110,142 and 23,940,696 Shares Issued and Outstanding, respectively	241,101	239,407
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	128,680,797	135,547,916
Accumulated Other Comprehensive Loss	(1,432,554)	(433,958)
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-

Total Shareholders' Equity	159,350,281	167,214,302

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$375,494,641	$366,908,245

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended		Six Months Ended
	3/31/08	3/31/07	3/31/08	3/31/07
INCOME:
Rental and Reimbursement Revenue	$9,748,419	$6,951,384	$19,379,904	$13,516,200

EXPENSES:

Real Estate Taxes	1,388,153	1,252,879	2,655,690	2,224,885
Operating Expenses	1,035,060	479,096	2,053,281	985,473
General & Administrative Expense	780,070	666,517	1,417,441	1,227,973
Depreciation	1,920,622	1,332,013	3,782,891	2,664,901

TOTAL EXPENSES	5,123,905	3,730,505	9,909,303	7,103,232

OTHER INCOME (EXPENSE):

Interest and Dividend Income	369,425	335,737	772,783	581,087
Gain (Loss) on Securities Transactions, net	(1,131,660)	(37,763)	(3,428,058)	34,596
Interest Expense	(3,338,167)	(2,015,430)	(6,585,244)	(4,163,486)

TOTAL OTHER INCOME (EXPENSE)	(4,100,402)	(1,717,456)	(9,240,519)	(3,547,803)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST:	524,112	1,503,423	230,082	2,865,165
Minority Interest	41,386	-0-	75,754	-0-

INCOME FROM CONTINUING OPERATIONS:	482,726	1,503,423	154,328	2,865,165

DISCONTINUED OPERATIONS:

Income (Loss) from Discontinued Operations	103,120	(49,842)	208,739	113,216

NET INCOME	585,846	1,453,581	363,067	2,978,381

Preferred dividend	630,303	609,245	1,260,736	609,245

NET INCOME (LOSS) APPLICABLE TO
COMMON SHAREHOLDERS	($44,457)	$844,336	($897,669)	$2,369,136

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) – CONTINUED

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended		Six Months Ended
	3/31/08	3/31/07	3/31/08	3/31/07

BASIC EARNINGS – PER SHARE
Income from Continuing Operations	$.02	$.07	$.01	$.14
Less: Preferred Dividend	(.03)	(.03)	(.05)	(.03)
Income from Discontinued Operations	-0-	-0-	.01	.01
Net Income (Loss) Applicable to Common Shareholders - Basic	($.01)	$.04	($.03)	$.12

DILUTED EARNINGS – PER SHARE
Income from Continuing Operations	$.02	$.07	$.01	$.14
Less: Preferred Dividend	(.03)	(.03)	(.05)	(.03)
Income from Discontinued Operations	-0-	-0-	.01	.01
Net Income (Loss) Applicable to Common Shareholders - Diluted	($.01)	$.04	($.03)	$.12

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	23,968,027	20,212,990	23,964,768	20,208,618
Diluted	24,016,363	20,309,161	24,024,820	20,284,222

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$363,067	$2,978,381
Noncash Items Included in Net Income:
Depreciation	3,836,819	2,810,693
Amortization	1,214,057	385,223
Stock Compensation Expense	10,504	58,476
(Gain) Loss on Securities Transactions, net	3,428,058	(34,596)
Income Allocated to Minority Interest	75,754	-0-
Changes In:
Tenant, Deferred Rent and Other Receivables	478,976	635,730
Prepaid Expenses	(512,025)	(234,280)
Other Assets and Lease Costs	669,461	(150,616)
Accounts Payable, Accrued Expenses and Other Liabilities	293,817	167,218
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,858,488	6,616,229

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(10,504,000)	(7,178,756)
Capital Improvements & Purchases of Equipment	(2,253,719)	(234,494)
Increase in Construction in Progress	(3,563,463)	(812,092)
Collections on Loans Receivable	32,785	-0-
Proceeds from Sale of Securities Available for Sale	962,822	573,451
Purchase of Securities Available for Sale	(7,102,464)	(3,884,540)
NET CASH USED IN INVESTING ACTIVITIES	(22,428,039)	(11,536,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds (Payments) on Loans Payable	7,383,643	(8,218,544)
Proceeds from Mortgages	12,650,000	-0-
Principal Payments on Mortgages	(4,953,572)	(3,781,655)
Financing Costs on Debt	(225,724)	(5,837)
Net Contributions from Minority Interests	157,493	-0-
Proceeds from Issuance of Common Stock, net of offering costs	196,169	194,701
Proceeds from Preferred Stock, net of offering costs	-0-	31,601,273
Proceeds from Exercise of Stock Options	99,820	-0-
Preferred Dividends Paid	(1,260,736)	(609,245)
Common Stock Dividends Paid, net of reinvestments	(6,274,249)	(6,063,898)
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,772,844	13,116,795

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,796,707)	8,196,593
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	11,395,337	2,029,430
END OF PERIOD	$6,598,630	$10,226,023

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

Monmouth Real Estate Investment Corporation and its wholly-owned subsidiaries, MRC I LLC, MREIC Financial, Inc., and Monmouth Capital Corporation (the Company or we) operate as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  In addition, the Company owns a majority interest in three limited liability companies of which the Company consolidates their results of operations and financial condition.  The Company also owns a portfolio of investment securities.

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

The interim consolidated financial statements furnished herein include the Company and subsidiaries, and reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2008 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  All intercompany transactions and balances have been eliminated in consolidation.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2007 have been omitted.

Certain amounts in the consolidated financial statements for the prior periods presented have been reclassified to conform to the financial statement presentation for the current year.

Employee Stock Options

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure.”  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $8,626 and $29,238 have been recognized in the three months ended March 31, 2008 and 2007, respectively and $10,504 and $58,476 have been recognized in the six months ended March 31, 2008 and 2007, respectively.

On July 26, 2007, the shareholders approved and ratified the Company’s 2007 Stock Option Plan (the 2007 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.

During the six months ended March 31, 2008, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

12/12/07	1	65,000	$8.22	12/12/15
03/10/08	10	180,000	7.80	03/10/16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following year:

2008

Dividend yield	7.59%
Expected volatility	15.08%
Risk-free interest rate	3.20%
Expected lives	8

The weighted-average fair value of options granted during the six months ended March 31, 2008 was $0.26 and $-0-, respectively.

During the six months ended March 31, 2008, one participant exercised options to purchase 14,000 shares for total proceeds of $99,820.  As of March 31, 2008, there were options to purchase 1,332,170 shares outstanding under the 2007 plan.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.   The Company is evaluating the impact of SFAS 160 but does not believe that the adoption of this statement will have a material effect on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is evaluating the impact of SFAS 161 but does not believe that the adoption of this statement will have a material effect on our financial condition or results of operations.

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

Management has finalized its aggregate purchase price allocation to the tangible and intangible net assets, as follows:

Real estate investments	$84,450,220
Intangible assets	5,108,304
Securities available for sale	3,522,668
Cash	1,204,754
Notes receivable	544,467
Other assets	29,069
Mortgages	(40,355,224)
Convertible subordinated debentures	(14,990,000)
Notes payable	(1,707,475)
Accrued and other liabilities	(835,477)
Minority interest	(3,001,255)
Total allocated Purchase Price to net assets acquired	$33,970,051

NOTE 3 – NET INCOME APPLICABLE TO COMMON SHAREHOLDERS PER SHARE

Basic net income per common share is calculated by dividing net income applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income applicable to common shareholders plus interest expense related to the Convertible Subordinated Debentures (Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period.  Interest expense of $299,800 and $599,600 and common shares totaling 1,413,319 related to potential conversion of the Debentures are excluded from the calculation for the three and six months ended March 31, 2008 and 2007, respectively, due to their antidilutive effect.  Options to purchase shares in the amount of 48,336 and 96,171 are included in the diluted weighted average shares outstanding for the three months ended March 31, 2008 and 2007, respectively.  Options to purchase shares in the amount of 60,052 and 75,604 are included in the diluted weighted average shares outstanding for the six months ended March 31, 2008 and 2007, respectively.

NOTE 4 – COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income:

Three Months Ended

       Six Months Ended

	3/31/08	3/31/07	3/31/08	3/31/07
Net Income (Loss) Applicable to Common Shareholders	($44,457)	$844,336	($897,669)	$2,369,136
Increase (Decrease) in unrealized gain on securities available for sale	(260,375)	267,794	(998,596)	497,970
Comprehensive Income (Loss)	($304,832)	$1,112,130	($1,896,265)	$2,867,106

NOTE 5 – REAL ESTATE INVESTMENTS

Acquisitions

On November 30, 2007, the Company purchased an 89,101 square foot industrial building in Cocoa, Florida.  The building is 100% net-leased to FedEx Ground Package Systems, Inc. (FDX Ground) through July 31, 2017.  The purchase price including closing costs was approximately $10,504,000. The Company obtained a mortgage of $7,150,000 at a fixed interest rate of 6.29% and used its line of credit to fund the acquisition.

During the three months ended March 31, 2008, the Company finalized its aggregate purchase price allocation to tangible and intangible assets for properties acquired during the fourth quarter of fiscal year 2007.

Expansions

The Company is currently expanding the industrial building in Beltsville, Maryland.  Total construction costs are expected to be approximately $5,400,000.  The building will be expanded from 109,705 square feet to 147,668 square feet.   Construction of the expansion is expected to be completed in the 4th fiscal quarter of 2008.  At the completion of the expansion, annual rent will increase from $898,835 ($8.19 per square foot) to $1,426,104 ($9.66 per square foot).  The Company has recorded $804,948 as construction in progress related to this expansion as of March 31, 2008.

The Company is currently expanding the industrial building leased to FDX Ground in Augusta, Georgia.  Total construction costs are expected to be approximately $1,665,000.  The building will be expanded from 38,210 square feet to 59,358 square feet.   Construction of the expansion is expected to be completed by July 2008.  At the completion of the expansion, annual rent will increase from $278,579 ($7.29 per square foot) to $453,457 ($7.64 per square foot) and the lease will be extended through June 2018.  The Company has recorded $776,413 as construction in progress related to this expansion as of March 31, 2008.

The Company is currently expanding the industrial building leased to FDX Ground in Hanahan, South Carolina.  Total construction costs are expected to be approximately $2,900,000.  The building will be expanded from 54,286 square feet to 91,776 square feet.   Construction of the expansion is expected to be completed by July 2008.  At the completion of the expansion, annual rent will increase from $373,823 ($6.89 per square foot) to $675,239 ($7.36 per square foot) and the lease will be extended through July 31,

2018.  The Company has recorded $1,890,381 as construction in progress related to this expansion as of March 31, 2008.

The Company is currently expanding the industrial building leased to FDX Ground in Denver, Colorado.  Total construction costs are expected to be approximately $1,412,000.  The building will be expanded from 60,361 square feet to 69,865 square feet.   Construction of the expansion is expected to be completed by October 2008.  At the completion of the expansion, annual rent will increase from $421,460 ($6.98 per square foot) to $564,206 ($8.08 per square foot) and the lease will be extended through July 31, 2018.  The Company has recorded $659,497 as construction in progress related to this expansion as of March 31, 2008.  In addition to this expansion, the Company has agreed to purchase an additional 2.19 acres of land adjacent to the existing property to accommodate future development anticipated by the tenant for a purchase price of approximately $717,000.  This purchase is expected to close in 2008.   The Company has recorded $75,000 as construction in progress related to this future development as of March 31, 2008.

The Company is currently expanding the industrial building leased to FDX Ground in Colorado Springs, Colorado.  Total construction costs are expected to be approximately $2,300,000.  The building will be expanded from 53,202 square feet to 68,370 square feet.   Construction of the expansion is expected to be completed by October 2008.  At the completion of the expansion, annual rent will increase from $411,823 ($7.74 per square foot) to $644,729 ($9.43 per square foot) and the lease will be extended through 2018.  The Company has recorded $3,950 as construction in progress related to this expansion as of March 31, 2008.

Tenant Concentration

The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 43% as of March 31, 2008.   Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated to be approximately 49% of total rental and reimbursement revenue for fiscal 2008.

NOTE 6 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

The following table summarizes the Company’s gain (loss) on securities transactions for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	3/31/08	3/31/07	3/31/08	3/31/07

Gain on sale of securities, net	$225,678	$23,579	$186,798	$39,850
Gain (loss) on settled futures contracts	(418,529)	42,017	(897,528)	(65,723)
Unrealized gain (loss) on open futures contracts	(232,032)	(103,359)	(191,251)	60,469
Impairment losses	(706,777)	-0-	(2,526,077)	-0-
Gain (loss) on securities transactions, net	($1,131,660)	($37,763)	($3,428,058)	$34,596

During the three and six months ended March 31, 2008, the Company recognized a loss of $706,777 and $2,526,077, respectively, due to writing down of the carrying value of six securities which were considered other than temporarily impaired.

During the three and six months ended March 31, 2008, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the risk of rolling over the fixed-rate mortgage debt at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain (loss) on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at March

31, 2008 was a liability of $232,032.  During the three months and six months ended March 31, 2008, the Company recognized losses of $418,529 and $897,528 on settled futures contracts.

During the six months ended March 31, 2008, the Company made purchases of $7,102,464 in securities available for sale.  The Company also sold or redeemed securities available for sale with a cost basis of $766,024 and recognized a gain on sale of $186,798.

NOTE 7 – OTHER ASSETS

Other assets consisted of the following as of March 31, 2008 and September 30, 2007:

	3/31/08	9/30/07

Deposits and pre-acquisition costs	$199,983	$173,275
Construction in progress	4,213,696	650,233
Unrealized gain on open futures contracts	-0-	102,657
Inventory – manufactured home	-0-	21,805
Total	$4,413,679	$947,970

Construction in progress relates to costs incurred for the expansions of the properties described under Note No. 5 - Real Estate Investments.   The inventory of repossessed manufactured homes existing as of September 30, 2007 was sold to UMH Properties, Inc. (a related REIT) during the six months ended March 31, 2008 at book value.

NOTE 8 – DEBT

On March 17, 2008, the Company obtained a mortgage of $5,500,000 secured by the 95,662 square foot industrial building leased to FDX in Tampa, Florida.  The mortgage is at an interest rate of 5.65% and is due on April 1, 2018.

NOTE 9 – SHAREHOLDERS’ EQUITY

7.625% Series A Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2008, the Company paid $1,260,736 in preferred dividends.  On April 15, 2008, the board of directors declared a quarterly dividend of $0.4766 per share to be paid June 16, 2008 to shareholders of record as of May 15, 2008.

Common Stock

The Company raised $1,146,554 from the issuance of shares in the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the six months ended March 31, 2008 and issued 1,554 common shares.  During the six months ended March 31, 2008, the Company paid $7,186,409 in total dividends or $0.30 per common share to common shareholders, of which $912,160 was reinvested in the DRIP.

On April 15, 2008, the Company declared a dividend of $0.15 per common share to be paid June 16, 2008 to common shareholders of record as of May 15, 2008.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended March 31, 2008 and 2007 was $6,143,011 and $4,175,886, respectively.

During the six months ended March 31, 2008 and 2007, the Company had dividend reinvestments of $912,160 and $-0-, respectively, which required no cash transfers.

As of March 31, 2008 and September 30, 2007, the Company had accrued $843,282 and $-0- in construction in progress.  This accrual is included in Other Assets and Accounts Payable and Accrued Expenses.

NOTE 11 – DISCONTINUED OPERATIONS

At March 31, 2008, the Company owned fifty-eight industrial properties and one shopping center comprising approximately 5,966,000 square feet.  One industrial property located in Franklin, Massachusetts, was classified as held for sale. In accordance with FAS 144, the results of operations of the Franklin, Massachusetts property are included in discontinued operations for the three and six months ended March 31, 2008.  The results of operations of the Franklin, Massachusetts and South Brunswick, New Jersey properties are included in discontinued operations for the three and six months ended March 31, 2007.  The South Brunswick, New Jersey property was sold on August 3, 2007 for a sale price of approximately $8,500,000.

The following table summarizes the components of discontinued operations:

	Three Months		Six Months
	3/31/08	3/31/07	3/31/08	3/31/07

Rental and Reimbursement Revenue	$146,301	$148,112	$294,701	$446,298
Real Estate Taxes	(12,215)	(57,303)	(24,429)	(114,605)
Operating Expenses	(4,002)	(61,433)	(7,605)	(72,685)
Depreciation	(26,964)	(79,218)	(53,928)	(145,792)
Income (Loss) from Operations of Disposed Property and Property Held for Sale	103,120	(49,842)	208,739	113,216
Loss on Sale of Investment Property	-0-	-0-	-0-	-0-
Income (Loss) from Discontinued Operations	$103,120	($49,842)	$208,739	$113,216

Cash flows from discontinued operations for the six months ended March 31, 2008 and 2007 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Six Months Ended
	3/31/08	3/31/07

Cash flows from Operations – Discontinued Operations	$266,685	$423,673
Cash flows from Investing Activities – Discontinued Operations	-0-	-0-
Cash flows from Financing Activities – Discontinued Operations	(266,685)	(423,673)

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

As of March 31, 2008, the Company had approximately $4,200,000 in commitments under the construction contracts for the expansions of the industrial buildings discussed in Note No. 5 – Real Estate Investments.

NOTE 13 – SUBSEQUENT EVENTS

On April 14, 2008, the Company executed the Third Amendment (the amendment) to Eugene W. Landy’s employment agreement.  The amendment provides that in the event of a change in control of the Company, Eugene W. Landy shall receive a lump sum payment of $2,500,000, provided that the sale price of the Company is at least $10 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and UMH Properties, Inc.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.

During April 2008, the 306,000 square foot industrial property in Hanahan, South Carolina, leased to Norton McNaughton of Squire Inc., became vacant.    The tenant remains obligated under the lease through April 29, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s September 30, 2007 Annual Report on Form 10-K.

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment-grade tenants.   As of March 31, 2008, the Company owns fifty-eight industrial properties and one shopping center with total square footage of approximately 5,966,000.  Total real estate investments were approximately $333,370,000 at March 31, 2008.  These properties are located in twenty-six states.  As of March 31, 2008, the Company’s weighted average lease expiration term was 5.2 years and the percent of square footage leased and occupied was 98%.  The Company’s average rent per square foot for fiscal 2008 is approximately $5.42.

Total acquisitions of real estate made during fiscal year 2008 to date were approximately $10,500,000.  Management intends to grow the Company’s real estate portfolio and expects to acquire additional properties in fiscal 2008.   On July 31, 2007, the Company merged with Monmouth Capital Corporation and acquired a controlling interest in fourteen industrial properties.

 The Company has a concentration of FDX and FDX subsidiary-leased properties.  As of March 31, 2008, the percentage of FDX-leased square footage as a total of the Company’s rental space was 43%.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries are estimated at approximately 49% of total rental and reimbursement revenue for fiscal 2008.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.  Rental and reimbursement revenue increased 40% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and increased 43% for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007.  The increases in rental and reimbursement revenue are due mainly to rent and reimbursements from the property acquisitions made during fiscal 2007 and from the merger with Monmouth Capital Corporation on July 31, 2007.

The Company also holds a portfolio of securities of other REITs valued at approximately $15,150,000 as of March 31, 2008 which earns dividend and interest income.  During the six months ended March 31, 2008, the Company recorded impairment losses of $2,526,077 related to five securities which management believed to be other than temporarily impaired. In addition, the Company experienced a decrease of $998,596 in the unrealized gain on securities for the six months ended March 31, 2008.  This decrease is related to the overall decrease in market value of REIT securities.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company also recorded losses of $1,088,779 for the six months ended March 31, 2008 on the Company’s investments in futures contracts.  The Company invests in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.

Net income (loss) applicable to common shareholders decreased $888,793 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and decreased $3,266,805 for the six months ended March 31, 2008 and compared to the three months ended March 31, 2007.  The decrease in net income (loss) applicable to common shareholders is due mainly to losses of $706,777 and $2,526,077 for the three and six months ended March 31, 2008, respectively related to securities deemed to be other than temporarily impaired, and losses of $650,561 and $1,088,779 for the three and six months ended March 31, 2008, respectively related to the Company’s future contracts.  This decrease was partially offset by an increase in income from property operations.

See PART I, Item 1 – Business in the Company’s September 30, 2007 Annual Report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of March 31, 2008, the Company owned fifty-nine properties with total square footage of approximately 5,966,000 as compared to forty-three properties with square footage of approximately 4,733,000 as of March 31, 2007.  As of March 31, 2008, the Company’s weighted average lease expiration term was 5.2 years.  The Company’s occupancy rate was 98% and 83% as of March 31, 2008 and 2007, respectively.

The Company made the following property acquisitions during the six months ended March 31, 2008:

Acquisition Date	Location	Square Footage	Purchase Price	Tenant	Average Annual Rent	Annual Rent/PSF	Lease Expires

11/30/07	Cocoa, FL	89,101	$10,450,000	FedEx Ground	$738,500	$8.28	7/31/17

Rental and reimbursement revenue increased $2,797,035 or 40% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and increased $5,863,704 or 43% for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007.    The increase is due mainly to the rent and accrued tenant reimbursement revenue related to the acquisition of the fourteen industrial properties acquired from the merger with Monmouth Capital Corporation on July 31, 2007.

Real estate taxes increased $135,274 or 11% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and increased $430,805 or 19% for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007.    Operating expenses increased $570,968 or 119% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and increased $1,082,812 or 110% for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007.  The increase is due mainly to the real estate taxes and operating expenses related to the acquisition of the fourteen industrial properties acquired from the merger with Monmouth Capital Corporation on July 31, 2007.

General and administrative expense increased $113,553 or 17% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and increased $189,468 or 15% for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007.    The increase is due mainly to increased salary and employee benefits and certain ongoing general and administrative expenses relating to the operations of Monmouth Capital Corporation such as franchise taxes and other administrative expenses.

Depreciation expense increased $588,609 or 44% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and increased $1,117,990 or 42% for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007.  The increase is due to the depreciation expense related to the properties acquired with the merger of Monmouth Capital Corporation.

The following table summarizes the Company’s gain (loss) on securities transactions for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	3/31/08	3/31/07	3/31/08	3/31/07

Gain on sale of securities, net	$225,678	$23,579	$186,798	$39,850
Gain (loss) on settled futures contracts	(418,529)	42,017	(897,528)	(65,723)
Unrealized gain (loss) on open futures contracts	(232,032)	(103,359)	(191,251)	60,469
Impairment losses	(706,777)	-0-	(2,526,077)	-0-
Gain (loss) on securities transactions, net	($1,131,660)	($37,763)	($3,428,058)	$34,596

During the three and six months ended March 31, 2008, the Company recognized a loss of $706,777 and $2,526,077, respectively, due to writing down of the carrying value of six securities which were considered other than temporarily impaired.  In addition, the Company recorded losses from the Company’s investment in futures contacts.  The Company invests in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.

Interest expense increased $1,322,737 or 66% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and increased $2,421,758 or 58% for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007.  The increase is due mainly to the interest related to increased average balance outstanding on loans and interest related to mortgages related to the properties acquired in the merger with Monmouth Capital Corporation on July 31, 2007 and the Monmouth Capital outstanding debentures.

Income (loss) from discontinued operations for the three and six months ended March 31, 2008 reflects the results of operations of the industrial property in Franklin, Massachusetts, that was classified as held for sale.  Income (loss) from discontinued operations for the three and six months ended March 31, 2007 reflects the results of operations of the South Brunswick, New Jersey and the Franklin, Massachusetts properties.  The following table summarizes the components of discontinued operations:

	Three Months		Six Months
	3/31/08	3/31/07	3/31/08	3/31/07

Rental and Reimbursement Revenue	$146,301	$148,112	$294,701	$446,298
Real Estate Taxes	(12,215)	(57,303)	(24,429)	(114,605)
Operating Expenses	(4,002)	(61,433)	(7,605)	(72,685)
Depreciation	(26,964)	(79,218)	(53,928)	(145,792)
Income (Loss) from Operations of Disposed Property and Property Held for Sale	103,120	(49,842)	208,739	113,216-
Loss on Sale of Investment Property	-0-	-0-	-0-	-0-
Income (Loss) from Discontinued Operations	$103,120	($49,842)	$208,739	$113,216

Cash flows from discontinued operations for the six months ended March 31, 2008 and 2007 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Six Months Ended
	3/31/08	3/31/07

Cash flows from Operations – Discontinued Operations	$266,685	$423,673
Cash flows from Investing Activities – Discontinued Operations	-0-	-0-
Cash flows from Financing Activities – Discontinued Operations	(266,685)	(423,673)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net cash from operating activities of $9,858,488 and $6,616,229 for the six months ended March 31, 2008 and 2007, respectively.

Real estate investments, net of accumulated depreciation, increased $12,821,828 from September 30, 2007 to March 31, 2008.  The increase is due mainly to the purchase of the industrial property in Cocoa, Florida of approximately $10,504,000 and the completion of the expansion of the Wheeling, Illinois property, partially offset by the depreciation expense for the six months ended March 31, 2008.   Intangible assets, net decreased $4,883,751 from September 31, 2007 to March 31, 2008.  The decrease was due mainly to the finalization of the purchase price allocation related to the Monmouth Capital merger and the amortization of the assets for the six months ended March 31, 2008 of $1,036,751.

Cash and cash equivalents decreased $4,796,707 from September 30, 2007 to March 31, 2008.  The decrease is due mainly to the payment of construction costs related to the expansions, the payment of dividends, and purchase of securities available for sale.

Securities available for sale increased $1,712,988 from September 30, 2007 to March 31, 2008.  The increase is due mainly to purchases of $7,102,464.  The increase was offset mainly by the write-down in carrying value of securities deemed to be other than temporarily impaired of $2,526,077, losses on the futures contracts of $1,088,779, sales of securities with original cost of  $776,024 and a decrease in the unrealized gain of $998,596.

During the six months ended March 31, 2008, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the risks of rolling over the fixed mortgage debt at higher interest rates and reducing the exposure of the debt securities portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives as of March 31, 2008 was a liability of $232,032.

Tenant and Other Receivables decreased $628,249 from September 30, 2007 to March 31, 2008.  The decrease is due mainly to the collection of real estate tax and other reimbursements from the tenants.

Prepaid expenses increased $512,025 from September 30, 2007 to March 31, 2008.  The increase is due mainly to an increase in prepaid real estate taxes and prepaid insurance related to timing of payments.  The Company recognizes real estate tax and insurance expense ratably over the fiscal year.

Mortgage notes payable increased $7,696,428 from September 30, 2007 to March 31, 2008.  The increase is due to the new mortgages of $7,150,000 on the acquisition of the Cocoa, Florida property and a new $5,500,000 mortgage on the Tampa, Florida property, partially offset by principal repayments during the six months ended March 31, 2008 of $4,953,572.

Loans payable increased $7,383,643 from September 30, 2007 to March 31, 2008.   The increase was due to the purchase of the property in Cocoa, Florida and payment of construction costs related to the property expansions.

The Company raised $1,146,554 from the issuance of shares in the DRIP during the six months ended March 31, 2008.   Dividends paid on the common stock for the six months ended March 31, 2008 were $7,186,409 of which $912,160 was reinvested.    On April 15, 2008, the Company declared a dividend of $0.15 per common share to be paid June 16, 2008 to common shareholders of record as of May 15, 2008.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its line of credit, refinance debt, or raise capital through the DRIP or capital markets.

Liquidity and Capital Resources

Net cash provided by operating activities was $9,858,488 and $6,616,229 for the six months ended March 31, 2008 and 2007, respectively.  Dividends on common stock paid for the six months ended March 31, 2008 and 2007 were $7,186,409 (of which $912,160 was reinvested) and $6,063,898.  The Company owned securities available for sale of approximately $15,150,000 subject to margin loans of $1,632,643 as of March 31, 2008.  These marketable securities provide the Company with additional liquidity.  As of March 31, 2008, the Company owned fifty-nine properties, of which forty-five carried mortgage loans of approximately $182,048,000.  The unencumbered properties could be refinanced to raise additional funds.  In addition, the Company has approximately $16,700,000 available for acquisitions on its $25,000,000 line of credit as of March 31, 2008.  The Company has been raising capital through its DRIP, private placements and public offerings of common and preferred stock and investing in net leased industrial properties.  The Company believes that funds generated from operations, and the DRIP, together with the Company’s ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next several years.

The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 43% as of March 31, 2008.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated at approximately 49% of total rental and reimbursement revenue for fiscal 2008.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

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

The Company’s FFO for the three and six months ended March 31, 2008 and 2007 is calculated as follows:

                       Three Months Ended

       Six Months Ended

	3/31/08	3/31/07	3/31/08	3/31/07

Net Income	$585,846	$1,453,581	$363,067	$2,978,381
Preferred Dividend	(630,303)	(609,245)	(1,260,736)	(609,245)
Loss on Sale of Investment Property	-0-	-0-	-0-	-0-
Depreciation Expense	1,920,622	1,332,013	3,782,891	2,664,901
Depreciation Expense Related to Discontinued Operations	26,964	79,218	53,928	145,792
Amortization of In-Place Lease Intangible Assets	501,760	130,957	1,036,571	249,727
FFO	$2,404,889	$2,386,524	$3,975,721	$5,429,556

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended March 31, 2008 and 2007:

   Six Months Ended

	2008	2007

Operating Activities	$9,858,488	$6,616,229
Investing Activities	(22,428,039)	(11,536,431)
Financing Activities	7,772,844	13,116,795

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

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10

Third Amendment to Employment Contract of Eugene W. Landy, dated April 14, 2008.  (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on April 16, 2008.  (Registration No. 001-33177)

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

MONMOUTH REAL ESTATE

     INVESTMENT CORPORATION

Date	May 8, 2008	By: /s/ Eugene W. Landy
Eugene W. Landy
President and Chief
Executive Officer

Date:	May 8, 2008	By: /s/ Anna T. Chew
Anna T. Chew
Chief Financial Officer