Form 10-Q
period 2008-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2008-08-07
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( x )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

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

Large accelerated filer Accelerated filer X Smaller Reporting Company___ Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

The number of shares outstanding of issuer's common stock as of August 1, 2008 was 24,365,998 shares.

.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2008

C O N T E N T S

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2008 AND SEPTEMBER 30, 2007

ASSETS	June 30, 2008	September 30, 2007

Real Estate Investments:
Land	$68,071,697	$65,491,914
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $37,655,102 and $34,391,837, respectively	262,121,109	255,423,694
Total Real Estate Investments	330,192,806	320,915,608

Real Estate Held for Sale, net of Accumulated Depreciation
of $953,356 and $920,426, respectively	460,641	493,571
Cash and Cash Equivalents	5,265,125	11,395,337
Restricted Escrow Cash	6,508,505	-0-
Securities Available for Sale at Fair Value	19,373,559	13,436,992
Tenant and Other Receivables	545,336	956,795
Deferred Rent Receivable	1,239,455	1,110,888
Loans Receivable, net	484,863	534,279
Prepaid Expenses	773,019	380,957
Financing Costs, net of Accumulated Amortization of $943,275 and $848,451, respectively	2,159,331	1,941,870
Lease Costs, net of Accumulated Amortization of $214,687 and $200,004, respectively	577,217	364,691
Intangible Assets, net of Accumulated Amortization of $1,935,477 and $907,352, respectively	7,522,162	14,429,287
Other Assets	8,691,476	947,970

TOTAL ASSETS	$383,793,495	$366,908,245

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) – CONTINUED

AS OF JUNE 30, 2008 AND SEPTEMBER 30, 2007

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2008	September 30, 2007

Liabilities:
Mortgage Notes Payable	$187,389,973	$174,352,038
Subordinated Convertible Debentures	14,990,000	14,990,000
Loans Payable	12,251,000	2,500,000
Accounts Payable and Accrued Expenses	1,699,360	2,311,266
Other Liabilities	2,093,036	2,054,579

Total Liabilities	218,423,369	196,207,883

Minority Interest	3,729,031	3,486,060

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Authorized, Issued and Outstanding, respectively	$33,062,500	$33,062,500
Common Stock - $.01 Par Value, 35,000,000 Shares Authorized; 24,355,323 and 23,940,696 Shares Issued and Outstanding, respectively	243,553	239,407
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	130,339,180	135,547,916
Accumulated Other Comprehensive Loss	(1,597,099)	(433,958)
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	794,524	-0-

Total Shareholders' Equity	161,641,095	167,214,302

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$383,793,495	$366,908,245

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended		Nine Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07
INCOME:
Rental and Reimbursement Revenue	$9,587,285	$6,424,706	$28,774,285	$19,837,150

EXPENSES:
Real Estate Taxes	1,264,211	846,557	3,894,238	3,057,664
Operating Expenses	832,219	494,035	2,879,037	1,537,610
General & Administrative Expense	722,209	530,083	2,139,650	1,758,056
Depreciation	2,075,253	1,344,252	5,836,190	4,012,492

TOTAL EXPENSES	4,893,892	3,214,927	14,749,115	10,365,822

OTHER INCOME (EXPENSE):
Interest and Dividend Income	509,338	423,101	1,282,121	1,004,188
Gain (Loss) on Securities Transactions, net	(232,225)	495,782	(3,660,283)	530,378
Interest Expense	(3,237,326)	(2,001,569)	(9,822,570)	(6,165,055)

TOTAL OTHER INCOME (EXPENSE)	(2,960,213)	(1,082,686)	(12,200,732)	(4,630,489)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	1,733,180	2,127,093	1,824,438	4,840,839
Minority Interest	91,705	-0-	167,459	-0-

INCOME FROM CONTINUING OPERATIONS	1,641,475	2,127,093	1,656,979	4,840,839

DISCONTINUED OPERATIONS:
Gain on Sale of Investment Property	3,273,400	-0-	3,273,400	-0-
Income from Operations of Disposed Property and Property Held for Sale	136,793	159,289	484,356	423,924

INCOME FROM DISCONTINUED
OPERATIONS	3,410,193	159,289	3,757,756	423,924

NET INCOME	5,051,668	2,286,382	5,414,735	5,264,763

Preferred dividend	630,304	630,254	1,891,040	1,239,499

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS	$4,421,364	$1,656,128	$3,523,695	$4,025,264

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) – CONTINUED

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended		Nine Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07

BASIC EARNINGS – PER SHARE
Income from Continuing Operations	$.07	$.10	$.07	$.24
Less: Preferred Dividend	(.03)	(.03)	(.08)	(.06)
Income from Discontinued Operations	.14	.01	.16	.02
Net Income Applicable to Common Shareholders - Basic	$.18	$.08	$.15	$.20

DILUTED EARNINGS – PER SHARE
Income from Continuing Operations	$.07	$.10	$.07	$.24
Less: Preferred Dividend	(.03)	(.03)	(.08)	(.06)
Income from Discontinued Operations	.14	.01	.16	.02
Net Income Applicable to Common Shareholders - Diluted	$.18	$.08	$.15	$.20

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	24,184,790	20,212,990	24,037,841	20,210,075
Diluted	24,201,701	20,321,048	24,078,538	20,297,110

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,414,735	$5,264,763
Noncash Items Included in Net Income:
Depreciation	5,923,048	4,205,533
Amortization	1,513,261	587,502
Stock Compensation Expense	26,480	87,714
Loss (Gain) on Securities Transactions, net	3,660,283	(530,378)
Gain on Sale of Investment Property	(3,273,400)	-0-
Income Allocated to Minority Interest	167,459	-0-
Changes In:
Tenant, Deferred Rent and Other Receivables	282,892	436,212
Prepaid Expenses	(392,062)	(360,656)
Other Assets and Lease Costs	(25,413)	(968,018)
Accounts Payable, Accrued Expenses and Other Liabilities	(573,449)	(297,277)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,723,834	8,425,395

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(10,504,000)	(7,178,756)
Capital Improvements & Purchases of Equipment	(2,341,926)	(238,113)
Increase in Construction in Progress	(7,998,341)	(1,767,077)
Increase in Restricted Cash	(6,508,505)	-0-
Proceeds from Sale of Investment Property	6,508,420	-0-
Collections on Loans Receivable	49,416	-0-
Proceeds from Sale of Securities Available for Sale	962,822	2,346,557
Purchase of Securities Available for Sale	(11,722,813)	(3,699,467)
NET CASH USED IN INVESTING ACTIVITIES	(31,554,927)	(10,536,856)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds (Payments) on Loans Payable	9,751,000	(8,218,544)
Proceeds from Mortgages	22,300,000	4,725,000
Principal Payments on Mortgages	(9,262,065)	(5,727,754)
Financing Costs on Debt	(312,285)	(125,610)
Net Contributions from Minority Interests	75,512	-0-
Proceeds from Issuance of Common Stock, net of reinvestments	934,084	194,700
Proceeds from Preferred Stock, net of offering costs	-0-	31,584,467
Proceeds from Exercise of Stock Options	99,820	-0-
Preferred Dividends Paid	(1,891,040)	(1,239,499)
Common Stock Dividends Paid, net of reinvestments	(8,994,145)	(9,095,846)
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,700,881	12,096,914

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,130,212)	9,985,453
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	11,395,337	2,029,430
END OF PERIOD	$5,265,125	$12,014,883

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

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

The interim consolidated financial statements furnished herein include the Company and subsidiaries, and reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2008 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  All intercompany transactions and balances have been eliminated in consolidation.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2007 have been omitted.

Certain amounts in the consolidated financial statements for the prior periods presented have been reclassified to conform to the financial statement presentation for the current year.

Employee Stock Options

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $15,976 and $29,238 have been recognized in the three months ended June 30, 2008 and 2007, respectively, and $26,480 and $87,714 have been recognized in the nine months ended June 30, 2008 and 2007, respectively.

On July 26, 2007, the shareholders approved and ratified the Company’s 2007 Stock Option Plan (the 2007 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.

During the nine months ended June 30, 2008, the following stock options were granted:

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

The weighted-average fair value of options granted during the nine months ended June 30, 2008 and June 30, 2007 was $0.26 and $-0-, respectively.

During the nine months ended June 30, 2008, one participant exercised options to purchase 14,000 shares for total proceeds of $99,820.  As of June 30, 2008, there were options to purchase 1,332,170 shares outstanding under the 2007 plan.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of SFAS 141R and SFAS 160 are effective for our fiscal year beginning October 1, 2009. SFAS 141R will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all changes in noncontrolling interests, including any that existed at the effective date.  The Company is currently evaluating the impact of SFAS 141R and SFAS 160 but does not believe that the adoption of these statements will have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the Financial Statements on a recurring basis until fiscal years beginning after November 15, 2008. The Company plans to adopt the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective October 1, 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Oversight Board Auditing amendments to SAS 69. The Company is evaluating the impact of SFAS 162 but does not believe that the adoption of this statement will have a material effect on our financial condition or results of operations, as the Statement does not directly impact the accounting principles applied in the preparation of the Company’s financial statements.

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

NOTE 3 – NET INCOME APPLICABLE TO COMMON SHAREHOLDERS PER SHARE

Basic net income per common share is calculated by dividing net income applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income applicable to common shareholders plus interest expense related to the Convertible Subordinated Debentures (Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period.  Interest expense of $299,800 and $899,400 and common shares totaling 1,413,319 related to potential conversion of the Debentures are excluded from the calculation for the three and nine months ended June 30, 2008 and 2007, respectively, due to their antidilutive effect.  Options to purchase 16,911 and 108,058 shares are included in the diluted weighted average shares outstanding for the three months ended June 30, 2008 and 2007, respectively.  Options to purchase 40,697 and 87,035 shares are included in the diluted weighted average shares outstanding for the nine months ended June 30, 2008 and 2007, respectively.

NOTE 4 – COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income:

        Three Months Ended

       Nine Months Ended

	6/30/08	6/30/07	6/30/08	6/30/07
Net Income Applicable to Common Shareholders	$4,421,364	$1,656,128	$3,523,695	$4,025,264
Change in unrealized loss on securities available for sale	(164,545)	(653,348)	(1,163,141)	(155,378)
Comprehensive Income	$4,256,819	$1,002,780	$2,360,554	$3,869,886

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

In March 2008, the Company finalized its aggregate purchase price allocation to tangible and intangible assets for properties acquired during the fourth quarter of fiscal year 2007.

Expansions

The Company is currently expanding the industrial building in Beltsville, Maryland.  Total construction costs are expected to be approximately $5,400,000.  The building will be expanded from 109,705 square feet to 147,668 square feet.   Construction of the expansion is expected to be completed in the 4th fiscal quarter of 2008.  At the completion of the expansion, annual rent will increase from $898,835 ($8.19 per square foot) to $1,426,104 ($9.66 per square foot).  The Company has recorded $3,088,567 as construction in progress (included capitalized interest) related to this expansion as of June 30, 2008.

The Company is currently expanding the industrial building leased to FDX Ground in Augusta, Georgia.  Total construction costs are expected to be approximately $1,665,000.  The building will be expanded from 38,210 square feet to 59,358 square feet.   Construction of the expansion is expected to be completed by the 4th fiscal quarter of 2008.  At the completion of the expansion, annual rent will increase from $278,579 ($7.29 per square foot) to $453,457 ($7.64 per square foot) and the lease will be extended through June 2018.  The Company has recorded $1,391,605 as construction in progress related to this expansion as of June 30, 2008.

The Company is currently expanding the industrial building leased to FDX Ground in Hanahan, South Carolina.  Total construction costs are expected to be approximately $2,900,000.  The building will be expanded from 54,286 square feet to 91,776 square feet.   Construction of the expansion is expected to be completed by the 4th fiscal quarter of 2008.  At the completion of the expansion, annual rent will increase from $373,823 ($6.89 per square foot) to $675,239 ($7.36 per square foot) and the lease will be extended through July 31, 2018.  The Company has recorded $2,356,626 as construction in progress related to this expansion as of June 30, 2008.

The Company has expanded the industrial building leased to FDX Ground in Denver, Colorado.  Total construction costs are expected to be approximately $1,412,000.  The building was expanded from 60,361 square feet to 69,865 square feet.   Construction of the expansion is complete.  As of August 1, 2008, annual rent will increase from $421,460 ($6.98 per square foot) to $564,206 ($8.08 per square foot) and the lease will be extended through July 31, 2018.  The Company has recorded $1,223,089 as construction in progress related to this expansion as of June 30, 2008.  In addition to this expansion, the Company had agreed to purchase an additional 2.19 acres of land adjacent to the existing property to accommodate future development anticipated by the tenant for a purchase price of approximately $717,000.  This purchase is now not expected to close and FDX Ground will reimburse the Company for funds expended to date.   The Company has recorded $75,000 as construction in progress related to this land purchase as of June 30, 2008.

The Company is currently expanding the industrial building leased to FDX Ground in Colorado Springs, Colorado.  Total construction costs are expected to be approximately $2,300,000.  The building will be expanded from 53,202 square feet to 68,370 square feet.   Construction of the expansion is expected to be completed by August 2008.  At the completion of the expansion, annual rent will increase from $411,823 ($7.74 per square foot) to $644,729 ($9.43 per square foot) and the lease will be extended through 2018.  The Company has recorded $365,569 as construction in progress related to this expansion as of June 30, 2008.

Dispositions

On June 3, 2008, the Company sold an 84,376 square foot industrial building in Franklin, Massachusetts for $6,685,000 ($79 per square foot).  The property was leased to Kellogg Sales Company at   the time of the sale and was leased through January 2010 at an annual rent of approximately $6.25 per square foot or $527,000.  The Company recognized a gain on the sale of $3,273,400.  The operating results and gain on sale are presented as discontinued operations.  The property was not subject to a mortgage, and is intended to serve as the relinquished property in a like-kind exchange transaction that will qualify for tax-deferred treatment under Section 1031 of the Internal Revenue Code.    The net proceeds from the sale of $6,508,505 are being held in escrow for the purchase of the replacement property.

Tenant Concentration

The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 44% as of June 30, 2008.   Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated to be approximately 49% of total rental and reimbursement revenue for fiscal 2008.

NOTE 6 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

The following table summarizes the Company’s gain (loss) on securities transactions for the three and nine months ended June 30, 2008 and 2007:

	Three Months	Three Months	Nine Months	Nine Months
	6/30/08	6/30/07	6/30/08	6/30/07

Gain on sale of securities, net	-0-	$293,453	$186,798	$333,303
Gain (loss) on settled futures contracts	346,472	309,908	(742,307)	244,185
Unrealized loss on open futures contracts	-0-	(107,579)	-0-	(47,110)
Impairment loss	(578,697)	-0-	(3,104,774)	-0-
Gain (loss) on securities transactions, net	($232,225)	$495,782	($3,660,283)	$530,378

During the three and nine months ended June 30, 2008, the Company recognized a loss of $578,697 and $3,104,774, respectively, due to writing down of the carrying value of seven securities which were considered other than temporarily impaired.

During the three and nine months ended June 30, 2008, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the risk of rolling over the fixed-rate mortgage debt at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain (loss) on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The Company closed out its contract as of May 15, 2008 and recognized a gain on settled futures contracts of $346,472 for the three months ended June 30, 2008.  During the nine months ended June 30, 2008, the Company recognized net losses of $742,307 on settled futures contracts.  There were no open contracts as of June 30, 2008.

During the nine months ended June 30, 2008, the Company made purchases of $11,722,813 in securities available for sale.  Of this amount, the Company made total purchases of 15,000 shares of UMH Properties, Inc, a related REIT (UMH) for $132,036.  The Company owned a total of 75,000 shares of UMH as of June 30, 2008.  The Company also sold or redeemed securities available for sale with a cost basis of $776,024 and recognized a gain on sale of $186,798.

NOTE 7 – OTHER ASSETS

Other assets consisted of the following as of June 30, 2008 and September 30, 2007:

	6/30/08	9/30/07

Deposits and pre-acquisition costs	$42,902	$173,275
Construction in progress	8,648,574	650,233
Unrealized gain on open futures contracts	-0-	102,657
Inventory – manufactured home	-0-	21,805
Total	$8,691,476	$947,970

Construction in progress relates to costs incurred for the expansions of the properties described under Note No. 5 - Real Estate Investments.   The inventory of repossessed manufactured homes existing as of September 30, 2007 was sold to UMH Properties, Inc. (a related REIT) during the nine months ended June 30, 2008 at book value.

NOTE 8 – DEBT

On March 17, 2008, the Company obtained a mortgage of $5,500,000 secured by the 95,662 square foot industrial building leased to FDX in Tampa, Florida.  The mortgage is at a fixed interest rate of 5.65% and matures on April 1, 2018.

On May 28, 2008, the Company obtained a mortgage of $3,600,000 secured by the property on the 103,818 square foot industrial building leased to RPS Ground (FDX) in Union Township, Ohio.  The mortgage is at a fixed interest rate of 6.80% and matures June 1, 2018.  This mortgage replaced the existing one with an outstanding principal balance of $1,819,617 at a fixed rate of 8.25%.

On June 9, 2008, the Company modified its line of credit agreement (the modified line) with Capital One, N.A. (formerly North Fork Bank).  The $15 million line is unsecured and can be used for working capital purposes or acquisitions.  This modified line replaces the $25 million line of credit which was designated $5 million for working capital and $20 million for acquisitions.  The modified line’s rate is variable at LIBOR plus 200 basis points and its term is through March 31, 2011.   The Company must keep not less than $1,000,000 in average net collected balances at Capital One, N.A.

On June 23, 2008, the Company obtained a $6,050,000 term loan from Capital One, N.A. and mortgaged the following properties:

Property	Mortgage

Fayetteville, NC	$3,550,000
Lakeland, FL	1,375,000
Augusta, GA	1,125,000
Total	$6,050,000

The term of the loan is for five years, with the first two years interest only, and the interest rate is fixed at 6.63%.

NOTE 9 – SHAREHOLDERS’ EQUITY

On June 16, 2008, the Board of Directors of Monmouth Real Estate Investment Corporation (the Company) approved an amendment to the Articles of Incorporation (the articles) of the Company.  The amendment, effective as of June 20, 2008, increased the authorized shares by 6,322,500 from the current total amount of authorized shares of 35,000,000 (classified as 28,677,500 common shares, 1,322,500 preferred shares and 5,000,000 excess shares) to total authorized shares of 41,322,500 shares (classified as 35,000,000 common shares, 1,322,500 preferred shares and 5,000,000 excess shares).

7.625% Series A Cumulative Redeemable Preferred Stock

During the nine months ended June 30, 2008, the Company paid $1,891,040 in preferred dividends.  On July 1, 2008, the board of directors declared a quarterly dividend of $0.4766 per share to be paid September 15, 2008 to shareholders of record as of August 15, 2008.

Common Stock

The Company raised $2,753,188 (including reinvestments of $1,819,104) from the issuance of shares in the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the nine months ended June 30, 2008 and issued 400,627 common shares.  During the nine months ended June 30, 2008, the Company paid $10,813,249 in total dividends or $0.45 per common share to common shareholders, of which $1,819,104 was reinvested in the DRIP.

On July 1, 2008, the Company declared a dividend of $0.15 per common share to be paid September 15, 2008 to common shareholders of record as of August 15, 2008.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended June 30, 2008 and 2007 was $10,327,841 and $6,143,011, respectively.

During the nine months ended June 30, 2008 and 2007, the Company had dividend reinvestments of $1,819,104 and $-0-, respectively, which required no cash transfers.

NOTE 11 – DISCONTINUED OPERATIONS

At June 30, 2008, the Company owned fifty-seven industrial properties and one shopping center comprising approximately 5,891,000 square feet.  As of June 30, 2008, one industrial property in Ramsey, New Jersey was classified as held for sale.   In accordance with FAS 144, the results of operations of the Ramsey, New Jersey and Franklin, Massachusetts properties are included in discontinued operations for the three and nine months ended June 30, 2008.  The Franklin, Massachusetts property was sold on June 3, 2008 for a sale price of approximately $6,685,000.  The results of operations of the Ramsey, New Jersey, Franklin, Massachusetts and South Brunswick, New Jersey properties are included in discontinued operations for the three and nine months ended June 30, 2007.  The South Brunswick, New Jersey property was sold on August 3, 2007 for a sale price of approximately $8,500,000.

The following table summarizes the components of discontinued operations:

	Three Months		Nine Months
	6/30/08	6/30/07	6/30/08	6/30/07

Rental and Reimbursement Revenue	$200,619	$325,817	$688,224	$875,871
Real Estate Taxes	(26,506)	(89,121)	(76,598)	(217,504)
Operating Expenses	(26,344)	(26,819)	(40,412)	(41,402)
Depreciation	(10,976)	(50,588)	(86,858)	(193,041)
Income from Operations of Disposed Property and Property Held for Sale	136,793	159,289	484,356	423,924
Gain on Sale of Investment Property	3,273,400	-0-	3,273,400	-0-
Income from Discontinued Operations	$3,410,193	$159,289	$3,757,756	$423,924

Cash flows from discontinued operations for the nine months ended June 30, 2008 and 2007 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Nine Months Ended
	6/30/08	6/30/07

Cash flows from Operations – Discontinued Operations	$3,166,733	$722,460
Cash flows from Investing Activities – Discontinued Operations	6,949,231	-0-
Cash flows from Financing Activities – Discontinued Operations	(3,782,498)	(722,460)

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

As of June 30, 2008, the Company had approximately $5,698,000 in commitments under the construction contracts for the expansions of the industrial buildings discussed in Note No. 5 – Real Estate Investments.

The Company has a contract to purchase an industrial building with total cost estimated at approximately $8,400,000.  The purchase is expected to close before the end of the fiscal year and is meant to serve as the replacement property in a 1031 exchange transaction.

NOTE 14 – SUBSEQUENT EVENTS

On July 22, 2008, the Company sold its 44,719 square foot industrial property in Ramsey, New Jersey to HSM Acquisitions Partners, Inc. and other related parties, for a selling price of $4,050,000.  The decision to sell the property and the terms of the sale were recommended by the Company’s Business Judgment Committee, whose members consist of independent directors.  The Business Judgment Committee obtained an independent appraisal of the property to assist in determining the contract terms.    The Company believes that the terms of the sale are comparable to what the Company could have agreed to with an unrelated party.  The purchaser is not a totally unrelated party in that a one-third interest in the purchasing group is the President of the Company’s real estate advisor who is also related to one of the Directors of the Company.  The majority of the purchasing entity is not a related party.  No real estate commission was paid on this transaction.  The Company expects to report a gain on the sale of approximately $3,500,000.

On July 24, 2008, the Company obtained an additional mortgage of $1,300,000 on the mortgage on the industrial property in Jacksonville, Florida at a fixed rate of 6% and is due December 1, 2016.  Total amount outstanding on the current mortgage was $2,184,484 as of June 30, 2008 at a rate of 6.92% and the current mortgage is also due December 1, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s September 30, 2007 Annual Report on Form 10-K.

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment-grade tenants.   As of June 30, 2008, the Company owns fifty-seven industrial properties and one shopping center with total square footage of approximately 5,891,000.  Total real estate investments were approximately $330,193,000 as of June 30, 2008.  These properties are located in twenty-five states.  As of June 30, 2008, the Company’s weighted average lease expiration term was 5.2 years and the percent of square footage occupied was 98%.  The Company’s average rent per square foot for fiscal 2008 is approximately $5.42.

Total acquisitions of real estate made during fiscal year 2008 to date were approximately $10,504,000.  Management intends to grow the Company’s real estate portfolio and expects to acquire additional properties in fiscal 2008.   On July 31, 2007, the Company merged with Monmouth Capital Corporation and acquired a controlling interest in fourteen industrial properties.  On June 3, 2008, the Company sold an 84,376 square foot industrial property in Franklin, Massachusetts and recorded a gain on sale of approximately $3,273,000.

 The Company has a concentration of FDX and FDX subsidiary-leased properties.  As of June 30, 2008, the percentage of FDX-leased square footage as a total of the Company’s rental space was 44%.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries are estimated at approximately 49% of total rental and reimbursement revenue for fiscal 2008.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.  Rental and reimbursement revenue increased 49% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and increased 45% for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007.  The increases in rental and reimbursement revenue are due mainly to rent and reimbursements from the property acquisitions made during fiscal 2007 and 2008 and from the merger with Monmouth Capital Corporation on July 31, 2007.

The Company also holds a portfolio of securities of other REITs valued at approximately $19,374,000 as of June 30, 2008 which earns dividend and interest income.  During the nine months ended June 30, 2008, the Company recorded impairment losses of approximately $3,105,000 related to seven securities which management believed to be other than temporarily impaired. In addition, the Company experienced a decrease of approximately $1,163,000 in the unrealized gain on securities for the nine months ended June 30, 2008.  This decrease is related to the overall decrease in market value of REIT securities.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company also recorded net losses of approximately $742,000 for the nine months ended June 30, 2008 on the Company’s investments in futures contracts.  The Company had invested in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  The Company terminated its program of investing in futures contracts in May 2008 and there were no open contracts as of June 30, 2008.

Net income applicable to common shareholders increased approximately $2,765,000 or 166% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and decreased

$502,000 for the nine months ended June 30, 2008 and compared to the nine months ended June 30, 2007.  The increase in net income applicable to common shareholders for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 is due mainly to the gain on sale of the property in Franklin, Massachusetts of approximately $3,273,000, an increase in rental and reimbursement revenue of approximately $3,163,000 partially offset by losses on securities transactions of approximately $232,000 and increases in operating expense and interest expense.  The decrease in net income applicable to common shareholders for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007 is due mainly to losses of approximately $3,105,000 related to securities deemed to be other than temporarily impaired, and net losses of approximately $742,000 related to the Company’s future contracts.  This decrease was partially offset by an increase in income from property operations and the gain on sale of the property in Franklin, Massachusetts of $3,273,000.

See PART I, Item 1 – Business in the Company’s September 30, 2007 Annual Report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of June 30, 2008, the Company owned fifty-eight properties with total square footage of approximately 5,891,000 as compared to forty-three properties with square footage of approximately 4,733,000 as of June 30, 2007.  As of June 30, 2008, the Company’s weighted average lease expiration term was 5.2 years.  The Company’s occupancy rate was 98% and 91% as of June 30, 2008 and 2007, respectively.

The Company purchased an 89,101 square foot industrial building in Cocoa, Florida on November 30, 2007 for approximately $10,504,000 ($117 per square foot).  The building is leased to FDX Ground through July 31, 2017.  On June 3, 2008, the Company sold an 84,376 square foot industrial building in Franklin, Massachusetts for $6,685,000 ($79 per square foot).  The property was leased to Kellogg Sales Company at the time of the sale and was leased through January 2010 at an annual rent of approximately $6.25 per square foot or $527,000.  The Company recognized a gain on the sale of $3,273,400.  The operating results and gain on sale are presented as discontinued operations.

Rental and reimbursement revenue increased $3,162,579 or 49% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and increased $8,937,135 or 45% for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007.    The increase is due mainly to the rent and accrued tenant reimbursement revenue related to the acquisition of the fourteen industrial properties acquired from the merger with Monmouth Capital Corporation on July 31, 2007.

Real estate taxes increased $417,654 or 49% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and increased $836,574 or 27% for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007.    Operating expenses increased $338,184 or 68% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and increased $1,341,427or 87% for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007.  The increase is due mainly to the real estate taxes and operating expenses related to the acquisition of the fourteen industrial properties acquired from the merger with Monmouth Capital Corporation on July 31, 2007.

General and administrative expense increased $192,126 or 36% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and increased $381,594 or 22% for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007.    The increase is due mainly to increased salary and employee benefits and certain ongoing general and administrative expenses relating to the operations of Monmouth Capital Corporation such as franchise taxes and other administrative expenses.

Depreciation expense increased $731,101 or 54% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and increased $1,823,698 or 45% for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007.  The increase is due to the depreciation expense related to the properties acquired with the merger of Monmouth Capital Corporation.

The following table summarizes the Company’s gain (loss) on securities transactions for the three and nine months ended June 30, 2008 and 2007:

	Three Months	Three Months	Nine Months	Nine Months
	6/30/08	6/30/07	6/30/08	6/30/07

Gain on sale of securities, net	-0-	$293,453	$186,798	$333,303
Gain (loss) on settled futures contracts	346,472	309,908	(742,307)	244,185
Unrealized loss on open futures contracts	-0-	(107,579)	-0-	(47,110)
Impairment loss	(578,697)	-0-	(3,104,774)	-0-
Gain (loss) on securities transactions, net	($232,225)	$495,782	($3,660,283)	$530,378

During the three and nine months ended June 30, 2008, the Company recognized a loss of $578,697 and $3,104,774, respectively, due to writing down of the carrying value of seven securities which were considered other than temporarily impaired.  In addition, the Company recorded losses from the Company’s investment in futures contacts.  The Company invested in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.    The Company terminated its program of investing in futures contracts in May 2008 and there were no open contracts as of June 30, 2008.

Interest expense increased $1,235,757 or 62% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and increased $3,657,515 or 59% for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007.  The increase is due mainly to the interest related to increased average balance outstanding on loans and interest on mortgages related to the properties acquired in the merger with Monmouth Capital Corporation on July 31, 2007 and the Monmouth Capital outstanding debentures.

Income (loss) from discontinued operations for the three and nine months ended June 30, 2008 reflects the results of operations of the industrial property in Ramsey, New Jersey, that was classified as held for sale and the results of operations of the property in Franklin, Massachusetts which was sold in June 2008.  Income (loss) from discontinued operations for the three and nine months ended June 30, 2007 reflects the results of operations of the properties in Ramsey, New Jersey, Franklin, Massachusetts, and South Brunswick, New Jersey.  The South Brunswick, New Jersey property was sold in August 2007.

The following table summarizes the components of discontinued operations:

	Three Months		Nine Months
	6/30/08	6/30/07	6/30/08	6/30/07

Rental and Reimbursement Revenue	$200,619	$325,817	$688,224	$875,871
Real Estate Taxes	(26,506)	(89,121)	(76,598)	(217,504)
Operating Expenses	(26,344)	(26,819)	(40,412)	(41,402)
Depreciation	(10,976)	(50,588)	(86,858)	(193,041)
Income from Operations of Disposed Property and Property Held for Sale	136,793	159,289	484,356	423,924
Gain on Sale of Investment Property	3,273,400	-0-	3,273,400	-0-
Income from Discontinued Operations	$3,410,193	$159,289	$3,757,756	$423,924

Cash flows from discontinued operations for the nine months ended June 30, 2008 and 2007 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Nine Months Ended
	6/30/08	6/30/07

Cash flows from Operations – Discontinued Operations	$3,166,733	$722,460
Cash flows from Investing Activities – Discontinued Operations	6,949,231	-0-
Cash flows from Financing Activities – Discontinued Operations	(3,782,498)	(722,460)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net cash from operating activities of $12,723,834 and $8,425,395 for the nine months ended June 30, 2008 and 2007, respectively.

Real estate investments, net of accumulated depreciation, increased $9,277,198 from September 30, 2007 to June 30, 2008.  The increase is due mainly to the purchase of the industrial property in Cocoa, Florida of approximately $10,504,000, an increase of $5,556,410 due to the finalization of the purchase price allocation related to the Monmouth Capital merger and the completion of the expansion of the Wheeling, Illinois property, partially offset by the sale of the property in Franklin, Massachusetts with a book value of $3,235,020 and depreciation expense for the nine months ended June 30, 2008.   Intangible assets, net decreased $6,907,125 from September 30, 2007 to June 30, 2008.  The decrease was due mainly to the finalization of the purchase price allocation related to the Monmouth Capital merger and the amortization of the assets for the nine months ended June 30, 2008 of $1,350,725.

Cash and cash equivalents decreased $6,130,212 from September 30, 2007 to June 30, 2008.  The decrease is due mainly to the payment of construction costs related to the expansions, the payment of dividends, and purchase of securities available for sale.     Restricted escrow cash increased due to the proceeds from the sale of the property in Franklin, Massachusetts, which will be used to purchase the replacement property in a tax deferred exchange.

Securities available for sale increased $5,936,567 from September 30, 2007 to June 30, 2008.  The increase is due mainly to purchases of $11,722,813.  The increase was offset mainly by the write-down in carrying value of securities deemed to be other than temporarily impaired of $3,104,774, losses on the futures contracts of $742,307, sales of securities with original cost of  $776,024 and a decrease in the unrealized gain of $1,163,141.

During the nine months ended June 30, 2008, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the risks of rolling over the fixed mortgage debt at higher interest rates and reducing the exposure of the debt securities portfolio to market rate fluctuations.  The futures contracts were closed out on May 15, 2008 and the Company recognized a loss of $742,307 for the nine months ended June 30, 2008 which is recorded in gain (loss) on securities transactions, net.  The Company terminated its program of investing in futures contracts in May 2008 and there were no open contracts as of June 30, 2008.

Tenant and Other Receivables decreased $411,459 from September 30, 2007 to June 30, 2008.  The decrease is due mainly to the collection of real estate tax and other reimbursements from the tenants.

Prepaid expenses increased $392,062 from September 30, 2007 to June 30, 2008.  The increase is due mainly to an increase in prepaid real estate taxes and prepaid insurance related to timing of payments.  The Company recognizes real estate tax and insurance expense ratably over the fiscal year.

Mortgage notes payable increased $13,037,935 from September 30, 2007 to June 30, 2008.  The increase is due to the new mortgages of $7,150,000 on the acquisition of the Cocoa, Florida property, a new $5,500,000 mortgage on the Tampa, Florida property, a new $3,600,000 mortgage on the Union City, Ohio property, a $6,050,000 mortgage on the Fayetteville, North Carolina, Lakeland, Florida and Augusta, Georgia properties partially offset by principal repayments during the nine months ended June 30, 2008 of $9,262,065.

Loans payable increased $9,751,000 from September 30, 2007 to June 30, 2008.   The increase was due to the purchase of the property in Cocoa, Florida and payment of construction costs related to the property expansions.

The Company raised $2,753,188 from the issuance of shares in the DRIP during the nine months ended June 30, 2008 including dividend reinvestments of $1,819,104.   Dividends paid on the common stock for the nine months ended June 30, 2008 were $10,813,249 of which $1,819,104 was reinvested.    On April 15, 2008, the Company declared a dividend of $0.15 per common share to be paid June 16, 2008 to common shareholders of record as of May 15, 2008.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its line of credit, refinance debt, or raise capital through the DRIP or capital markets.

Liquidity and Capital Resources

Net cash provided by operating activities was $12,723,834 and $8,425,395 for the nine months ended June 30, 2008 and 2007, respectively.  Dividends on common stock for the nine months ended March 31, 2008 and 2007 were $10,813,249 (of which $1,819,104 was reinvested) and $9,095,846.  The Company owned unencumbered securities available for sale of approximately $19,374,000 as of June 30, 2008.  These marketable securities provide the Company with additional liquidity.  As of June 30, 2008, the Company owned fifty-eight properties, of which forty-eight carried mortgage loans of approximately $187,390,000.  The unencumbered properties could be refinanced to raise additional funds.  In addition, the Company has approximately $2,749,000 available on its $15,000,000 line of credit as of June 30, 2008.  The Company has been raising capital through its DRIP, private placements and public offerings of common and preferred stock and investing in net leased industrial properties.  The Company believes that funds generated from operations, and the DRIP, together with the Company’s ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next several years.

The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 44% as of June 30, 2008.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated at approximately 49% of total rental and reimbursement revenue for fiscal 2008.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

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

The Company’s FFO for the three and nine months ended June 30, 2008 and 2007 is calculated as follows:

                       Three Months Ended

       Nine Months Ended

	6/30/08	6/30/07	6/30/08	6/30/07

Net Income	$5,051,668	$2,286,382	$5,414,735	$5,264,763
Preferred Dividend	(630,304)	(630,254)	(1,891,040)	(1,239,499)
Gain on Sale of Investment Property	(3,273,400)	-0-	(3,273,400)	-0-
Depreciation Expense	2,075,253	1,344,252	5,836,190	4,012,492
Depreciation Expense Related to Discontinued Operations	10,976	50,588	86,858	193,041
Amortization of In-Place Lease Intangible Assets	314,154	130,955	1,350,725	390,682
FFO	$3,548,347	$3,181,923	$7,524,068	$8,621,479

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended June 30, 2008 and 2007:

   Nine Months Ended

	2008	2007

Operating Activities	12,723,834	$8,425,395
Investing Activities	(31,554,927)	(10,536,856)
Financing Activities	12,700,881	12,096,914

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

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3.	Defaults Upon Senior Securities – None
Item 4.	Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders was held on May 1, 2008. The proposals submitted to the vote of the shareholders and the results of the vote were as follows:

Proposal 1 – For the election of the following nominees for Director:

Matthew I. Hirsch – for 18,835,069.89; against 2,580,618.60

Joshua Kahr – for 18,880,224.50; against 2,535,463.98

Cynthia J. Morgenstern – for 18,827,822.48; against 2,587,866.00

Stephen B. Wolgin – for 18,836,784.99; against 2,545,903.49

Proposal 2 – To ratify the appointment of Reznick Group, P.C. as the Company’s independent registered public accounting firm for the year ending September 30, 2008:

For – 18,945,897.34

Against – 2,428,396.45

Abstain – 41,393.69

Item 5.	Other Information – None
Item 6.	Exhibits
(3)	Articles of Incorporation and By-Laws

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

(iv) Amendment to Bylaws (incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission with Form 8-K on November 22, 2006). (Registration No. 00-04258).

(v)  Amendment to Bylaws (incorporated by reference to Form 8-A filed by the Registrant filed by the Registrant with the Securities and Exchange Commission on December 1, 2006). (Registration No 001-33177).

(vi) Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.625% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 1, 2006).  (Registration No. 001-33177).

(vii) Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 23, 2008).  (Registration No. 001-33177).

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date	August 7, 2008	By: /s/ Eugene W. Landy
Eugene W. Landy
President and Chief
Executive Officer

Date:	August 7, 2008	By: /s/ Anna T. Chew
Anna T. Chew
Chief Financial Officer