Form 10-K
period 2008-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2008-12-11
CIK 67625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X  Yes   __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K    X

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated      filer or a smaller reporting company.   Large accelerated filer _____       Accelerated filer __X___

Non-accelerated filer ______                        Smaller reporting company _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ___ Yes _X_ No

The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 31, 2008 was $177,800,256.

There were 24,585,851 shares of Common Stock and 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock outstanding as of December 1, 2008.

Documents Incorporated by Reference: Exhibits incorporated by reference are listed in Part IV, Item 15 (a) (3).

TABLE OF CONTENTS

Item No.		Page No.
	Part I
1	Business.	3
1A	Risk Factors.	5
1B	Unresolved Staff Comments.	11
2	Properties.	12
3	Legal Proceedings.	16
4	Submission of Matters to a Vote of Security-Holders.	16

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	17
6	Selected Financial Data.	20
7	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	22
7A	Quantitative and Qualitative Disclosures about Market Risk.	37
8	Financial Statements and Supplementary Data.	38
9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.	39
9A	Controls and Procedures.	40
9B	Other Information.	41

	Part III
10	Directors, Executive Officers and Corporate Governance.	42
11	Executive Compensation.	44
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	55
13	Certain Relationships and Related Transactions, and Director Independence.	57
14	Principal Accounting Fees and Services.	58

	Part IV
15	Exhibits, Financial Statement Schedules.	60

	Signatures	118

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

The Company was established in 1968 as a New Jersey Business Trust (NJBT).  In 1990, the NJBT merged into a newly formed Delaware corporation.  On May 15, 2003, the Company changed its state of incorporation from Delaware to Maryland by merging with and into a Maryland corporation (the Reincorporation).  The Reincorporation was approved by the Company’s shareholders at the Company’s annual meeting on May 6, 2003.  In 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MREIC Financial, Inc.  MREIC Financial, Inc. had no activity from inception through September 30, 2008.

On July 31, 2007, the Company completed its strategic combination with Monmouth Capital Corporation (Monmouth Capital), a New Jersey Corporation (the merger).  As a result of the merger, each share of Monmouth Capital’s common stock outstanding at the time of the merger was converted into and exchanged for the right to receive .655 shares of the Company’s common stock and the Company became the owner of all of the outstanding stock of Monmouth Capital.  As a result of this transaction, the Company issued 3,727,706 shares of common stock valued at approximately $32,400,000.  The total cost of the merger paid by the Company was approximately $33,970,000, which included the value of outstanding stock options of Monmouth Capital and certain transaction costs.  The assets and liabilities of Monmouth Capital as of the effective time of the merger were recorded by the Company at their respective fair values and added to those of the Company.

The Company’s primary business is the ownership of real estate.  Its investment focus is to own net leased industrial properties which are leased to investment-grade tenants on long-term leases.    In addition, the Company holds a portfolio of REIT securities.

Narrative Description of Business

Currently, the Company derives its income primarily from real estate rental operations. Rental and reimbursement revenue was $39,480,885, $28,296,938 and $24,698,242 for the years ended September 30, 2008, 2007 and 2006, respectively.  Total assets were $389,077,597 and $366,908,245 as of September 30, 2008 and 2007, respectively.

The Company has approximately 6,068,000 square feet of space that it leases, of which approximately 2,793,000 square feet, or 46%, is leased to Federal Express Corporation (FDX) and its subsidiaries and approximately 279,000 square feet, or 5%, is leased to Keebler Company, a subsidiary of the Kellogg Company.  During 2008, 2007 and 2006, rental and reimbursement revenue from properties leased to these companies approximated 61%, 55% and 55%, respectively, of total rental and reimbursement revenue.  The Company’s weighted-average lease expiration was 5.6 years as of September 30, 2008 and its average rent per occupied square foot as of September 30, 2008 and 2007 was $5.28 and $5.61, respectively.  At September 30, 2008 and 2007, the Company’s occupancy was 98%.

At September 30, 2008, the Company owns fifty-eight rental properties. (See Item 2 for detailed description of the properties.)  These properties are located in twenty-five states:  Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Missouri, Mississippi, North Carolina, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.

All properties are leased on a net basis except the industrial park in Monaca, Pennsylvania and the shopping center in Somerset, New Jersey.

In fiscal 2008, the Company purchased two net-leased industrial properties for a total cost of approximately $18,800,000 and sold two net-leased properties for a total sales price of $10,735,000.  The Company anticipates additional acquisitions in 2009.  The funds for these acquisitions are expected to come from the Company’s available line of credit, mortgages, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), private placements and public placements of additional common or preferred stock. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.  Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only upon closing.

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

Investment and Other Policies

The Company’s investment policy is to concentrate its investments in the area of long-term net-leased industrial properties to investment grade tenants.  The Company’s strategy is to obtain a favorable yield spread between the yield from the net-leased industrial properties and mortgage interest costs.  In addition, management believes that investments in well-located industrial properties provide a potential for long-term capital appreciation.  There is the risk that, upon expiration of current leases, the properties will become vacant or re-leased at lower rents.  The results obtained by the Company by re-leasing the properties will depend on the market for industrial properties at that time.

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

Property Management

All of the wholly-owned properties are managed by Cronheim Management Services, Inc. (CMS), a division of David Cronheim Company, a related party as discussed in Note No. 14 to the Consolidated Financial Statements.  During fiscal 2008, 2007 and 2006, the Company was subject to management contracts with CMS. For each of the calendar years 2008, 2007, and 2006 the management fee was fixed at $380,000.  CMS provides sub-agents as regional managers for the Company’s properties and compensates them out of this management fee.   CMS also received $3,219, $33,273 and $15,419 in lease commissions in 2008, 2007 and 2006, respectively.  CMS received $42,558 for a real estate commission on the sale of the South Brunswick, New Jersey property in 2007.  The David Cronheim Mortgage Corporation, an affiliated company, received $-0-, $47,250 and $-0- in mortgage brokerage commissions in 2008, 2007 and 2006, respectively.

The industrial property in Carlstadt, New Jersey is managed by Marcus Associates, an entity affiliated with the 49% minority partner of the entity, Palmer Terrace Realty Associates, LLC, which owns the property.  Management fees paid to Marcus Associates for 2008 and 2007 (from the time of the merger) totaled $12,993 and $2,166, respectively.  The industrial properties in Wheeling, Illinois and El Paso, Texas, are managed by Jones Development Company, an entity affiliated with the 37% and 35% minority partners of Wheeling Partners, LLC and Jones EPI, LLC, respectively, which own the properties, respectively.  Management fees paid to Jones Development Company for 2008 and 2007 (from the time of the merger) were $20,327 and $3,477.

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

Our business is substantially dependent on FDX.  FDX is our largest tenant.  As of September 30, 2008, FDX leases approximately 46% of the total square footage that we own and provides approximately 56% the Company’s annual rental and reimbursement revenue.  If FDX terminated its leases with us or was unable to make lease payments because of a downturn in its business or otherwise, our financial condition and ability to make distributions to stockholders will be materially and adversely affected.

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

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment and face risks associated with the use of debt to fund acquisitions, including refinancing risk.  We mortgage our properties to secure payment of indebtedness and if we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value.  A foreclosure of one or more of our properties could adversely affect our financial condition, results of operations, cash flow, ability to make distributions to our shareholders and the market price of our preferred and common stock.

We face risks related to “balloon payments.”  Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.”  There can be no assurance that we will be able to refinance the debt on favorable terms or at all.  To the extent we cannot refinance debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to make distributions to our shareholders.

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

We may become more highly leveraged.  Our governing documents do not limit the amount of indebtedness we may incur.  Accordingly, our board of directors may vote to incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT.  We might become more highly leveraged as a result, and our financial condition and cash available for distribution to stockholders might be negatively affected and the risk of default on our indebtedness could increase.

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

The market value of our preferred and common stock could decrease based on our performance and market perception and conditions.  The market value of our preferred and common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets.  The market price of our preferred and common stock is influenced by their respective distributions relative to market interest rates.  Rising interest rates may lead potential buyers of our stock to expect a higher distribution rate, which would adversely affect the market price of our stock.  In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

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

The following table sets forth certain information concerning the Company’s real estate investments as of September 30, 2008:

					Mortgage
		Fiscal Year		Square	Balance
State	City	Acquisition	Type	Footage	9/30/08

AL	Huntsville	2005	Industrial	56,698	$2,085,660
AZ	Tolleson	2003	Industrial	288,211	7,972,908
CO	Colorado Springs	2006	Industrial	68,286	3,138,089
CO	Denver	2005	Industrial	69,865	2,969,400
CT	Newington	2001	Industrial	54,812	1,597,852
FL	Cocoa	2008	Industrial	89,101	6,996,921
FL	Ft. Myers	2003	Industrial	90,020	2,637,935
FL	Jacksonville	1999	Industrial	95,883	3,436,915
FL	Lakeland	2007	Industrial	31,096	1,375,000
FL	Orlando	2008	Industrial	110,638	5,800,000
FL	Punta Gorda	2007	Industrial	34,624	2,766,650
FL	Tampa (FDX Gr)	2004	Industrial	170,779	11,051,227
FL	Tampa (FDX)	2006	Industrial	95,662	5,424,686
FL	Tampa (Kellogg)	2007	Industrial	68,385	3,581,604
GA	Augusta (FDX Gr)	2005	Industrial	59,358	2,104,979
GA	Augusta (FDX)	2007	Industrial	30,332	1,125,000
GA	Griffin	2006	Industrial	215,720	9,471,388
IL	Burr Ridge	1997	Industrial	12,477	477,558
IL	Elgin	2002	Industrial	89,052	3,494,333
IL	Granite City	2001	Industrial	184,800	6,329,209
IL	Montgomery	2007	Industrial	171,200	5,839,349
IL	Schaumburg	1997	Industrial	73,500	1,323,003
IL	Wheeling (1)	2007	Industrial	123,000	6,253,177
IO	Urbandale	1994	Industrial	36,150	-0-
KS	Edwardsville	2003	Industrial	179,280	3,539,226
MD	Beltsville	2001	Industrial	147,668	3,854,395
MI	Orion	2007	Industrial	193,371	11,894,901
MI	Romulus	1998	Industrial	72,000	1,262,421
MN	White Bear Lake	2007	Industrial	59,425	2,312,693
MO	O' Fallon	1994	Industrial	102,135	-0-
MO	Kansas City	2007	Industrial	65,067	3,156,934
MO	Liberty	1998	Industrial	98,200	2,005,972
MO	St. Joseph	2001	Industrial	388,671	5,728,114
MS	Jackson	1993	Industrial	26,340	-0-
MS	Richland	1994	Industrial	36,000	-0-
NC	Fayetteville	1997	Industrial	148,000	3,550,000
NC	Greensboro	1993	Industrial	40,560	-0-

					Mortgage
		Fiscal Year		Square	Balance
State	City	Acquisition	Type	Footage	9/30/2008
NC	Monroe	2001	Industrial	160,000	2,739,207
NC	Winston-Salem	2002	Industrial	106,507	3,872,111
NE	Omaha	1999	Industrial	88,140	1,949,017
NJ	Carlstadt (2)	2007	Industrial	59,400	2,712,115
NJ	Somerset (3)	1970	Shopping Center	42,773	-0-
NY	Cheektowaga	2007	Industrial	84,923	2,217,304
NY	Orangeburg	1993	Industrial	50,400	-0-
OH	Bedford Heights	2007	Industrial	84,600	3,836,642
OH	Richfield	2006	Industrial	79,485	5,334,180
OH	Union Township	2000	Industrial	103,818	3,553,377
PA	Monaca	1997	Industrial	291,474	-0-
PA	Quakertown	2007	Industrial	37,660	-0-
SC	Hanahan (Norton)	2005	Industrial	306,000	7,685,724
SC	Hanahan (FDX Gr)	2005	Industrial	91,776	2,893,827
TN	Chattanooga	2007	Industrial	67,775	3,016,609
TN	Shelby County	2007	Land	N/A	-0-
TX	El Paso (4)	2007	Industrial	91,854	5,597,572
VA	Charlottesville	1999	Industrial	49,900	1,395,821
VA	Richmond (Carrier)	2007	Industrial	60,000	-0-
VA	Richmond (FDX)	2001	Industrial	112,870	3,331,966
VA	Roanoke	2007	Industrial	83,000	4,479,678
WI	Cudahy	2001	Industrial	139,564	2,774,983
				6,068,285	$191,947,632

(1)

The Company owns a 63% controlling equity interest.

(2)

The Company owns a 51% controlling equity interest.

(3)

The Company has an undivided 2/3 interest.

(4)

The Company has a 65% controlling equity interest.

				Lease
State	City	Tenant	Annual Rent	Expiration

AL	Huntsville	Fedex Ground Package System. Inc	$ 278,000	08/31/14
AZ	Tolleson	Western Container Corp	1,243,000	04/30/12
CO	Colorado Springs	Fedex Ground Package System. Inc	645,000	09/30/18
CO	Denver	Fedex Ground Package System. Inc	421,000	07/31/18
CT	Newington	Keebler Company	340,000	02/28/11
FL	Cocoa	Fedex Ground Package System. Inc	739,000	11/19/16
FL	Ft. Myers	Fedex Ground Package System. Inc	400,000	10/31/11
FL	Jacksonville	Federal Express Corporation	575,000	05/31/13
FL	Lakeland	Federal Express Corporation	165,000	11/30/12
FL	Orlando	Federal Express Corporation	644,000	11/30/17
FL	Punta Gorda	Federal Express Corporation	304,000	06/30/17
FL	Tampa	Fedex Ground Package System. Inc	1,412,000	01/31/19
FL	Tampa	Federal Express Corporation	572,000	09/30/17
FL	Tampa	Kellogg Sales Company	444,000	12/31/09
GA	Augusta	Fedex Ground Package System. Inc	453,000	08/31/18
GA	Augusta	Federal Express Corporation	142,000	11/30/12
GA	Griffin	Caterpillar Logistics Services, Inc.	1,094,000	11/30/16
IL	Burr Ridge	Sherwin-Williams Company	152,000	10/31/09
IL	Elgin	Joseph T. Ryerson	614,000	01/31/12
IL	Granite City	Anheuser-Busch, Inc.	1,147,000	05/31/11
IL	Montgomery	Home Depot USA, Inc.	898,000	06/30/10
IL	Schaumburg	Federal Express Corporation (1)	496,000	03/31/17
IL	Wheeling (2)	Fedex Ground Package System. Inc	1,386,000	5/31/17
IA	Urbandale	Keystone Automotive	129,000	03/31/17
KS	Edwardsville	Carlisle Tire & Wheel Company	671,000	05/31/12
MD	Beltsville	Fedex Ground Package System. Inc	1,426,000	07/31/18
MI	Orion	Fedex Ground Package System. Inc	1,285,000	06/30/17
MI	Romulus	Federal Express Corporation	450,000	05/31/11
MN	White Bear Lake	Federal Express Corporation	433,000	04/01/11
MO	O' Fallon	PPG Industries	449,000	06/30/09
MO	Kansas City	Kellogg Sales Company	368,000	07/31/12
MO	Liberty	Johnson Controls, Inc. (3)	624,000	12/31/08
MO	St. Joseph	Mead Corporation (4)	1,204,000	11/30/15
MS	Jackson	Vacant	-0-	N/A
MS	Richland	Federal Express Corporation	140,000	3/31/14
NC	Fayetteville	Maidenform, Inc.	396,000	12/31/12
NC	Greensboro	Keebler Company (5)	173,000	08/31/09

				Lease
State	City	Tenant	Annual Rent	Expiration

NC	Monroe	HD Supply, Inc.	594,000	10/31/11
NC	Winston-Salem	Fedex Ground Package System. Inc	637,000	12/31/11
NE	Omaha	Federal Express Corporation	535,000	10/31/13
NJ	Carlstadt (2)	Macy’s East, Inc.	371,000	03/31/14
NJ	Somerset	various (6)	391,000	various
NY	Cheektowaga	Fedex Ground Package System. Inc	645,000	10/31/16
NY	Orangeburg	Keebler Company	353,000	12/31/09
OH	Bedford Heights	Federal Express Corporation	456,000	08/31/13
OH	Richfield	Fedex Ground Package System. Inc	645,000	10/31/16
OH	Union Township	RPS Ground (FDX)	499,000	08/31/13
PA	Monaca	various	400,000	various
PA	Quakertown	MagiKitch’n	286,000	03/31/15
SC	Hanahan	Norton McNaughton of Squire, Inc.	1,301,000	04/29/15
SC	Hanahan	Fedex Ground Package System. Inc	659,000	07/31/18
TN	Chattanooga	Federal Express Corporation	370,000	10/27/12
TN	Shelby County	N/A	N/A	N/A
TX	El Paso (2)	Fedex Ground Package System. Inc	668,000	09/30/15
VA	Charlottesville	Federal Express Corporation	368,000	08/31/10
VA	Richmond	Carrier Sales	396,000	05/31/11
VA	Richmond	Federal Express Corporation	707,000	10/21/09
VA	Roanoke	DHL	593,000	12/07/16
WI	Cudahy	Fedex Ground Package System. Inc	901,000	06/30/17

			$34,087,000

(1)

Lease has an early termination option in 2012.

(2)

Estimated annual rent is the full rent per the lease.  The Company consolidates the results of these properties due to its controlling equity interest.

(3)

Subleased to Lear Corporation

(4)

Subleased to Hallmark.

(5)

Subleased to Highways and Skyways of NC, Inc.

(6)

The Company owns an undivided 2/3 interest. Estimated annual rent reflects the Company’s proportionate share of the total rent.

The Company’s weighted-average lease expiration was 5.6 years as of September 30, 2008 and its average rent per occupied square foot as of September 30, 2008 and 2007 was $5.28 and $5.61, respectively.  As of September 30, 2008 and 2007, the Company’s occupancy was 98%.  All properties were 100% occupied at September 30, 2008 except for the following:

Property	Occupancy

Monaca, PA	61%
Jackson, MS	Lease is being negotiated

During 2008, the Company executed or extended the following leases:

Property	Former Rent PSF	Previous Lease Expiration	Renewal Rent PSF	New Lease Expiration

Romulus, MI	$5.71	5/31/08	$6.24	5/31/11
Jacksonville, FL	5.68	5/31/08	6.00	5/31/13
Charlottesville, VA	7.27	8/31/08	7.37	8/31/10
Omaha, NE	5.86	10/31/08	6.07	10/31/13
Beltsville, MD	8.19	12/31/10	9.66	*7/31/18
Denver, CO	6.98	9/30/14	8.08	*7/31/18
Hanahan, SC (FDX Gr)	6.89	10/14/14	7.19	*7/31/18
Augusta, GA (FED Gr)	7.89	8/31/14	8.03	*8/31/18
Colorado Springs, CO	7.74	9/30/15	9.44	*9/30/18

 * Buildings were expanded in 2008 and existing lease terms were extended for an additional ten years.

On June 3, 2008, the Company sold an 84,376 square foot industrial building in Franklin, Massachusetts for a sale price of $6,685,000.  The property was leased to Kellogg Sales Company at the time of sale and was leased through January 2010 at an annual rent of approximately $527,000 or $6.25 per square foot.  The Company recognized a gain on sale of $3,268,496.

On July 22, 2008, the Company sold its 44,719 square foot industrial property in Ramsey, New Jersey for a sale price of $4,050,000.  The property was leased to Bogen Photo at the time of the sale and was leased through March 2010 at an annual rent of approximately $330,000 or $ 7.38 per square foot.  The Company recognized a gain on the sale of $3,522,120.

ITEM 3 – LEGAL PROCEEDINGS

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2008 to a vote of security holders through the solicitation of proxies or otherwise.

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

  Fiscal 2008

         Fiscal 2007

Market Price

        Market Price

Fiscal Qtr.	High	Low	Distrib.	Fiscal Qtr.	High	Low	Distrib.

First	$8.49	$7.80	$.15	First	$8.59	$7.95	$.15
Second	8.28	7.60	.15	Second	8.95	8.16	.15
Third	8.04	6.33	.15	Third	9.05	8.39	.15
Fourth	8.14	6.15	.15	Fourth	8.90	7.50	.15
			$ .60				$ .60

On September 30, 2008, the closing price of our common stock was $7.79.

As of September 30, 2008, there were approximately 1,028 shareholders of record who held shares of common stock of the Company.

It is the Company’s intention to continue distributing quarterly dividends.  On October 1, 2008 the Company declared a dividend of $.15 per share to be paid on December 15, 2008 to shareholders of record on November 17, 2008.  Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the board of directors.

On December 5, 2006, the Company issued 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value $.01 per share (Series A Preferred Stock).  The Series A Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock and equal to any equity securities that we may issue in the future, the terms of which specifically provide that such equity securities rank equal to the Series A Preferred Stock.  We are required to pay cumulative dividends on the Series A Preferred Stock in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation value per share.  On October 1, 2008, the board of directors declared a quarterly dividend of $0.4766 per share to be paid December 15, 2008 to shareholders of record as of November 17, 2008.

Equity Compensation Plan Information

The following table summarizes information, as of September 30, 2008, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	1,332,170	$7.77	1,255,000

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	1,332,170	$7.77	1,255,000

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

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended September 30, 2008.  The Company merged with Monmouth Capital on July 31, 2007 and activity related to Monmouth Capital from that date is included in 2008 and 2007.  This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

			September 30,
OPERATING DATA:	2008	2007	2006	2005	2004

Rental and Reimbursement Revenue	$39,480,885	$28,296,938	$24,698,242	$22,478,334	$19,370,984
(Loss) Gain on Securities Transactions, net	(3,660,283)	156,723	50,983	1,541,952	1,714,395
Interest and Dividend Income	1,871,262	1,467,444	1,028,151	1,525,325	1,801,107
Total Expenses	20,679,970	15,264,134	12,389,029	11,107,307	9,701,507
Gain (Loss) on Sale of
Investment Property	6,790,616	4,634,564	(28,385)	-0-	-0-
Income from Equity Investment	-0-	-0-	-0-	82,500	110,000
Gain on Dissolution of Equity Investment	-0-	-0-	-0-	1,269,179	-0-
Interest Expense	13,138,767	8,969,087	8,298,077	7,993,039	6,970,090
Income from Continuing Operations	3,733,383	5,712,586	5,090,270	7,788,027	6,315,972
Discontinued Operations	7,289,512	5,105,052	1,075,318	1,258,795	1,356,663
Net Income	11,022,895	10,817,638	6,165,588	9,046,822	7,672,635
Net Income Applicable to Common Shareholders	8,501,551	8,947,885	6,165,588	9,046,822	7,672,635
Income from Continuing Operations Per Share Basic	.15	.27	.26	.43	.39
Diluted	.15	.27	.26	.43	.39
Net Income Per Common Share
Basic	.35	.41	.32	.50	.47
Diluted	.35	.41	.31	.50	.47

BALANCE SHEET DATA:

Total Assets	$389,077,597	$366,908,245	$241,906,933	$217,841,402	$195,487,662
Real Estate Investments, Net	349,352,651	321,409,179	220,210,796	191,744,473	166,879,808
Mortgage Notes Payable	191,947,632	174,352,038	122,194,039	111,968,518	97,530,963
Subordinated Convertible Debentures	14,990,000	14,990,000	-0-	-0-	-0-
7.625% Cumulative Redeemable Preferred Stock	33,062,500	33,062,500	-0-	-0-	-0-
Shareholders’ Equity	159,910,964	167,214,302	107,566,977	102,560,241	92,907,840

CASH FLOW DATA:

Net Cash Provided (Used) By:
Operating Activities	$17,438,835	$13,224,299	$11,991,556	$11,429,276	$9,725,898
Investing Activities	(39,831,002)	(25,526,868)	(32,691,106)	(19,643,014)	(35,417,062)
Financing Activities	16,345,092	21,668,476	16,806,026	13,211,677	26,068,148

                     September 30,

OTHER INFORMATION:	2008	2007	2006	2005	2004

Average Number of Common
Shares Outstanding - Basic	24,131,497	21,050,803	19,555,278	17,967,360		16,206,433
Funds from Operations*	$11,397,238	$11,606,920	$11,753,324	$13,794,594	(A)	$ 11,718,456
Cash Dividends Per Common
Share	.60	.60	.60	.58		.58

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

The Company’s FFO is calculated as follows:

	2008	2007	2006	2005	2004

Net Income	$11,022,895	$10,817,638	$6,165,588	$9,046,822	$ 7,672,635
Less: Preferred Dividend	(2,521,344)	(1,869,753)	-0-	-0-	-0-
(Gain) Loss on Sale of Investment Property (B)	(6,790,616)	(4,634,564)	28,385	-0-	-0-
Depreciation	7,940,327	6,326,935	4,869,134	4,358,318	3,853,845
Depreciation Related to Discontinued Operations	86,858	230,982	320,409	192,024	191,976
Amortization of In-Place Lease Intangible Assets	1,659,118	735,682	369,808	197,430	-0-

FFO	$11,397,238	$11,606,920	$11,753,324	$13,794,594 (A)	$11,718,456

(A)

 Includes Gain on Dissolution of Equity Investment.

(B)

 Consists of the gain on sale of the Franklin, MA and Ramsey, NJ properties in 2008, the South Brunswick, NJ property in 2007 and loss on sale of the Wichita, KS property in 2006.  These gains (losses) are included in discontinued operations.

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

Overview

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment grade tenants.   The Company owns fifty-seven industrial properties and one shopping center with a total of 6,068,000 square feet.  Total real estate investments were $349,352,651 at September 30, 2008. These properties are located in twenty-five states:  Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Missouri, Mississippi, North Carolina, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.

The Company’s weighted-average lease expiration was 5.6 and 5.4 years as of September 30, 2008 and 2007, respectively and its average rent per occupied square foot as of September 30, 2008 and 2007 was $5.28 and $5.61, respectively.  At September 30, 2008 and 2007, the Company’s occupancy was 98%.

During fiscal 2008, the Company acquired approximately $18,839,000 in industrial properties (two properties), totaling approximately 200,000 square feet of industrial space.  During fiscal 2008, the Company sold 129,095 square feet of industrial space (two properties) for a selling price of approximately $10,735,000.  During fiscal 2007, the Company acquired approximately $28,561,000 in industrial properties (three properties), totaling approximately 311,000 square feet of industrial space.  Also in 2007,the Company merged with Monmouth Capital and acquired a controlling interest in approximately 1,035,000 square feet of industrial property.  See additional information on the merger with Monmouth Capital in Note No. 2 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

The Company has a concentration of FDX leased properties.  At September 30, 2008, the percentage of FDX and subsidiaries leased square footage as a total of the Company’s rental space was 46%, with 17% leased with FDX and 29% leased with FDX subsidiaries.  The percentage of rental and reimbursement revenue from FDX was 56% for the year ended September 30, 2008.  This is a risk factor that shareholders should consider.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.  Rental and reimbursement revenue increased $11,183,947, or 40%, for the year ended September 30, 2008 as compared to the year ended September 30, 2007.  Total expenses (excluding interest expense) increased $5,415,836, or 35%, for the year ended September 30, 2008 as compared to the year ended September 30, 2007.  The increases were due mainly to the revenue and expenses relating to acquisitions made during 2008 and 2007 and the merger with Monmouth Capital as of July 31, 2007.  Interest expense increased $4,169,680 or 46% due mainly to the origination of $29,400,000 in new mortgages in 2008 and increased outstanding balances on the Company’s line of credit and margin loans.  The Company sold two properties during 2008 for approximately $10,735,000 and recognized a gain on sale of $6,790,616.

The Company has approximately $5,000,000 million in cash, $21,000,000 in REIT securities, and $3,000,000 available on its line of credit as of September 30, 2008.  The Company believes that funds generated from operations and the DRIP, the funds available on the line of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next year.

The Company intends to continue to increase its real estate investments in fiscal 2009 through acquisitions or expansions of properties.  The growth of the real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing.  Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

Revenues also include interest and dividend income and gain (loss) on securities transactions.  The Company holds a portfolio of securities of other REITs with a fair value of $21,005,663 as of September 30, 2008.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.  As of September 30, 2008, the Company’s portfolio consisted of 64% preferred stocks and 36% common stocks. .  The Company’s weighed-average yield on the securities portfolio for 2008 was approximately 9.5%.  Interest and dividend income increased $403,818 or 28% in 2008 as compared to 2007.  The increase was due mainly to higher invested funds balance.  The Company purchased approximately $17,000,000 in securities during 2008 partially offset by sales of securities with a cost basis of approximately $776,000.  During 2008, the Company recognized approximately $3,105,000 in impairment losses due to the writing down of the carrying value of certain securities which were considered other than temporarily impaired and a loss on closed futures contracts of approximately $742,000.  The Company has unrealized losses of $6,139,451 in its REIT securities portfolio as of September 30, 2008.  Additional impairment losses may be recognized if the REIT securities market remains at current levels and the financial results of the underlying companies deteriorate.  The REIT securities market has recently been driven to inordinately low prices and high yields.  We believe this to be the result of indiscriminate selling and not the result of normal pricing considerations. The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities long-term. As the credit markets begin to function again, more efficient pricing should return to the securities markets.

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

The Company classifies its securities among three categories:  Held-to-maturity, trading and available-for-sale. The Company’s securities at September 30, 2008 and 2007 are all classified as available-for-sale and are carried at fair value based on quoted market prices.  Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

Revenue Recognition and Estimates

Rental income from tenants with leases having scheduled rental increases are recognized on a straight-line basis over the term of the lease.  Leases typically provide for reimbursement of real estate taxes, insurance, and other operating costs.  These occupancy charges are recognized as earned.  Estimates are used to establish amounts receivable and revenue from tenants for such things as annualized rents, real estate taxes and other cost recoveries. In addition, an estimate is made with respect to whether a provision for allowance for doubtful accounts receivable and loans receivable is necessary. The allowance for doubtful accounts reflects management’s estimate of the amounts of the recorded accounts receivable and loans receivable at the balance sheet date that will not be realized from cash receipts in subsequent periods. If cash receipts in subsequent periods vary from our estimates, or if the Company’s tenants’ financial condition deteriorates as a result of operating difficulties, additional changes to the allowance may be required.

Results of Operation

Occupancy and Rent per Occupied Square Foot

The Company’s weighted-average lease expiration was 5.6 years and 5.4 years as of September 30, 2008 and 2007, respectively and its average rent per occupied square foot for fiscal 2008 and 2007 was $5.28 and $5.61, respectively.  As of September 30, 2008 and 2007, the Company’s occupancy was 98%.  All properties were 100% occupied at September 30, 2008 except for the following:

Property	Occupancy

Monaca, PA	61%
Jackson, MS	Lease is being negotiated

Lease Renewals and Extensions

Property	Former Rent PSF	Previous Lease Expiration	Renewal Rent PSF	New Lease Expiration

Romulus, MI	$5.71	5/31/08	$6.24	5/31/11
Jacksonville, FL	5.68	5/31/08	6.00	5/31/13
Charlottesville, VA	7.27	8/31/08	7.37	8/31/10
Omaha, NE	5.86	10/31/08	6.07	10/31/13
Beltsville, MD	8.19	12/31/10	9.66	*7/31/18
Denver, CO	6.98	9/30/14	8.08	*7/31/18
Hanahan, SC (FDX Gr)	6.89	10/14/14	7.19	*7/31/18
Augusta, GA (FED Gr)	7.89	8/31/14	8.03	*8/31/18
Colorado Springs, CO	7.74	9/30/15	9.44	*9/30/18

* Buildings were expanded in 2008 and existing lease terms were extended for an additional ten years.

Expansions

The Company expanded the industrial building in Beltsville, Maryland.  Construction was completed in August 2008 and total costs are expected to be approximately $5,400,000.  The building was expanded from 109,705 square feet to 147,668 square feet.   Annual rent increased from $898,835 ($8.19 per square foot) to $1,426,104 ($9.66 per square foot) and the lease was extended through July 2018.

The Company expanded the industrial building leased to FDX Ground in Augusta, Georgia.  Construction was completed in August 2008 and total costs are expected to be approximately $1,665,000.  The building was expanded from 38,210 square feet to 59,358 square feet.   Annual rent increased from $278,579 ($7.29 per square foot) to $453,457 ($7.64 per square foot) and the lease was extended through August 2018.

The Company expanded the industrial building leased to FDX Ground in Hanahan, South Carolina.  Construction was completed in July 2008 and total costs are expected to be approximately $2,900,000.  The building was expanded from 54,286 square feet to 91,776 square feet.   Annual rent increased from $373,823 ($6.89 per square foot) to $675,239 ($7.36 per square foot) and the lease was extended through July 2018.

The Company expanded the industrial building leased to FDX Ground in Denver, Colorado.  Construction was completed in July 2008 and total costs are expected to be approximately $1,412,000.  The building was expanded from 60,361 square feet to 69,865 square feet.   Annual rent increased from $421,460 ($6.98 per square foot) to $564,206 ($8.08 per square foot) and the lease was extended through July 2018.  In addition to this expansion, the Company had agreed to purchase an additional 2.19 acres of land adjacent to the existing property to accommodate future development anticipated by the tenant.  This purchase is now not expected to close and FDX Ground will reimburse the Company for funds expended to date of $100,000.

The Company expanded the industrial building leased to FDX Ground in Colorado Springs, Colorado.  Construction was completed in September 2008 and total costs are expected to be approximately $2,300,000.  The building was expanded from 53,202 square feet to 68,370 square feet.   Annual rent increased from $411,823 ($7.74 per square foot) to $644,729 ($9.43 per square foot) and the lease was extended through September 2018.

Comparison of Year Ended September 30, 2008 to Year Ended September 30, 2007

The following tables summarize the Company’s rental and reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category.  Same store properties are properties owned prior to October 1, 2006.  Expanded properties are properties which completed an expansion in 2008.  Monmouth Capital properties are the properties acquired in the strategic transaction with Monmouth Capital on July 31, 2007 and results from that date are included in the Company’s results for the years ended September 30, 2008 and 2007.  Acquired properties are properties that were acquired subsequent to September 30, 2006.  Other amounts relate to general corporate expenditures.

As of September 30, 2008 and 2007, the occupancy rates of the Company’s same store properties were 98% and 98%, respectively.

Rental and Reimbursement Revenues	2008	2007	$ Change	% Change

Same Store Properties	$24,094,652	$23,223,564	$871,088	4%
Expanded Properties	3,090,465	2,866,307	224,158	8%
Monmouth Capital Properties	8,963,126	1,401,526	7,561,600	540%
Acquired Properties	3,332,642	805,541	2,527,101	318%

Total	$39,480,885	$28,296,938	$11,183,947	40%

Rental and reimbursement revenue from same store properties increased due to renewal of leases at higher rental rates.  Rental and reimbursement revenue from expanded properties increased due to the completion of the expansions on the Beltsville, MD, Denver, CO, Augusta, GA, Colorado Springs, CO and Hanahan, SC (FDX Gr) buildings in late fiscal 2008.  Rental and reimbursement revenue from the Monmouth Capital properties increased due to the full year of ownership in fiscal 2008 as compared to two months of ownership in fiscal 2007.  Rental and reimbursement revenue from acquired properties increased due to the purchase of the two industrial properties totaling 199,739 square feet during fiscal 2008 in Cocoa, FL and Orlando, FL and also due to a full year of ownership of the properties in Roanoke, VA, Orion, MI and Punta Gorda, FL.

Real Estate Taxes	2008	2007	$ Change	% Change

Same Store Properties	$4,023,079	$4,058,417	($35,338)	0%
Monmouth Capital Properties	1,750,874	196,300	1,554,574	792%
Acquired Properties	354,157	48,207	305,950	635%

Total	$6,128,110	$4,302,924	$1,825,186	42%

Real estate taxes from same store properties decreased slightly due to a decrease in estimated taxes assessed in certain property locations partially offset by increases in estimated taxes in other locations.  Real estate taxes from the Monmouth Capital properties increased due to the full year of ownership in fiscal 2008 as compared to two months of ownership in fiscal 2007.  Real estate taxes for acquired properties increased due to the purchase of the two industrial properties totaling 199,739 square feet during fiscal 2008 in Cocoa, FL and Orlando, FL and also due to a full year of ownership of the properties in Roanoke, VA, Orion, MI and Punta Gorda, FL.  These properties are subject to net leases which require the tenants to absorb the real estate taxes as well as insurance and the majority of the repairs and maintenance.  As such, the Company is reimbursed by the tenants for these real estate taxes.  The reimbursement income is included in rental and reimbursement revenue.

Operating Expenses	2008	2007	$ Change	% Change

Same Store Properties	$2,114,332	$1,919,253	$195,079	10%
Monmouth Capital Properties	1,310,060	250,629	1,059,431	423%
Acquired Properties	389,136	79,191	309,945	392%

Total	$3,813,528	$2,249,073	$1,564,455	70%

Operating expenses from same store properties increased due to an increase in insurance costs and unreimburseable repairs and maintenance.  Operating expenses from the Monmouth Capital properties increased due to the full year of ownership in fiscal 2008 as compared to two months of ownership in fiscal 2007.  Operating expenses from acquired properties increased due to the purchase of the two industrial properties totaling 199,739 square feet during fiscal 2008 in Cocoa, FL and Orlando, FL and also due to a full year of ownership of the properties in Roanoke, VA, Orion, MI and Punta Gorda, FL.

Depreciation	2008	2007	$ Change	% Change

Same Store Properties	$5,556,358	$5,300,405	$255,953	5%
Monmouth Capital Properties	1,675,304	781,066	894,238	115%
Acquired Properties	708,665	245,464	463,201	188%

Total	$7,940,327	$6,326,935	$1,613,392	26%

Depreciation from same store properties increased slightly due mainly to capital projects placed in service during the year. Depreciation expense from the Monmouth Capital properties increased due to the full year of ownership in fiscal 2008 as compared to two months of ownership in fiscal 2007.  Depreciation expense from acquired properties increased due to the purchase of the two industrial properties totaling 199,739 square feet during fiscal 2008 in Cocoa, FL and Orlando, FL and also due to a full year of ownership of the properties in Roanoke, VA, Orion, MI and Punta Gorda, FL.

Interest Expense	2008	2007	$ Change	% Change

Same Store Properties	$7,623,934	$6,847,711	$776,223	12%
Monmouth Capital Properties	2,398,974	411,766	1,987,208	483%
Acquired Properties	1,552,066	1,360,787	191,279	14%
Debentures	1,199,200	199,866	999,334	500%
Other	626,677	183,391	443,286	242%
Capitalized Interest	(262,084)	(34,434)	(227,650)	(661%)

Total	$13,138,767	$8,969,087	$4,169,680	46%

Interest expense for same store properties increased due to the new and refinanced mortgages on the properties in Fayetteville, NC, Jacksonville, FL, Tampa, FL (FDX) and Union City, OH.  The increase in interest from the new mortgages was partially offset by reduced interest expense related to principal repayments made during the year.  Interest expense from the Monmouth Capital properties increased due to the full year of ownership in fiscal 2008 as compared to two months of ownership in fiscal 2007 and the new mortgages originated on the properties in Augusta, GA (FDX) and Lakeland, FL.  Interest expense for acquired properties increased primarily due to the mortgages related to the purchase of the two industrial properties totaling 199,739 square feet during fiscal 2008 in Cocoa, FL and Orlando, FL and also due to a full year of ownership of the properties in Roanoke, VA, Orion, MI and Punta Gorda, FL.  Interest expense related to the debentures increased due to the full year of debentures outstanding at 8% during 2008 as compared to two months in 2007.  Other interest relates to interest on the

 Company’s line of credit and margin loans.  The increase relates to increased average balances on these lines, partially offset by a decrease in interest rates.  Capitalized interest relates to the amount of interest capitalized during 2008 and 2007 to construction in progress related to property expansions.

General and administrative expenses increased $412,803, or 17% in 2008 as compared to 2007.  The increase relates mainly to increases in personnel costs, professional fees and franchise taxes.

Interest and dividend income increased $403,818, or 28%, in 2008 as compared to 2007.  This is due mainly to an increase in the size of the REIT securities portfolio and an increase in the yield from this portfolio.  The securities portfolio increased from $13,436,992 as of September 30, 2007 to $21,005,663 as of September 30, 2008.  The Company increased the size of its REIT securities portfolio due to the proceeds received from the preferred stock offering in 2007 and through the merger with Monmouth Capital.  The REIT securities portfolio yield for 2008 was 9.5% as compared to 7.6% for 2007.

(Loss) Gain on securities transactions, net consisted of the following:

	2008	2007

Gross realized gains	$225,678	$471,707
Gross realized losses	(38,880)	(45,561)
Net gain (loss) on closed futures contracts	(742,307)	(272,080)
Unrealized gain (loss) on open futures contracts	-0-	102,657
Impairment loss	(3,104,774)	(100,000)
Total (Loss) Gain on Securities Transactions, net	($3,660,283)	$156,723

Gain (loss) on securities transactions, net decreased $3,817,006 in 2008 as compared to 2007.  The decrease is due mainly to the impairment loss of $3,104,774 due to the writing down of the carrying value of seven REIT securities which were considered other than temporarily impaired.  The Company has unrealized losses of $6,139,451 in its REIT securities portfolio as of September 30, 2008.  Additional impairment losses may be recognized if the REIT securities market remains at current levels and the financial results of the underlying companies deteriorate.  The REIT securities market has recently been driven to inordinately low prices and high yields.  We believe this to be the result of indiscriminate selling and not the result of normal pricing considerations. The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities long-term. As the credit markets begin to function again, more efficient pricing should return to the securities markets.

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

As of September 30, 2007 and 2006, the occupancy rates of the Company’s same store properties were 98% and 85%, respectively.

Rental and Reimbursement Revenues	2007	2006	$ Change	% Change

Same Store Properties	$22,872,644	$23,027,715	($155,071)	(1%)
Acquired Properties	4,022,768	1,670,527	2,352,241	141%
Monmouth Capital Properties	1,401,526	-0-	1,401,526	-0-%

Total	$28,296,938	$24,698,242	$3,598,696	15%

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

Real Estate Taxes	2007	2006	$ Change	% Change

Same Store Properties	$3,634,631	$3,497,766	$136,865	4%
Acquired Properties	471,993	92,626	379,367	410%
Monmouth Capital Properties	196,300	-0-	196,300	-0-%

Total	$4,302,924	$3,590,392	$712,532	20%

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

Operating Expenses	2007	2006	$ Change	% Change

Same Store Properties	$1,612,249	$1,579,748	$32,501	2%
Acquired Properties	386,195	168,645	217,550	129%
Monmouth Capital Properties	250,629	-0-	250,629	-0-%

Total	$2,249,073	$1,748,393	$500,680	29%

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

Depreciation	2007	2006	$ Change	% Change

Same Store Properties	$4,557,073	$4,497,533	$59,540	1%
Acquired Properties	988,796	371,601	617,195	166%
Monmouth Capital Properties	781,066	-0-	781,066	-0-%

Total	$6,326,935	$4,869,134	$1,457,801	30%

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

Discontinued Operations

Discontinued operations in 2008 include the operations of properties in Franklin, Massachusetts and Ramsey, New Jersey which were sold in 2008.  Discontinued operations in 2007 include the 2 properties sold in 2008 and a vacant property in S. Brunswick, New Jersey, sold in August 2007.  Discontinued operations in 2006 include the three aforementioned properties sold in 2008 and 2007 and a vacant property in Wichita, Kansas, which was sold in March 2006.  The following table summarizes the components of discontinued operations:

	2008	2007	2006

Rental and reimbursement revenue	$707,740	$1,113,902	$1,845,670
Real Estate Taxes	(76,598)	(261,244)	(306,233)
Operating Expenses	(45,388)	(151,188)	(115,325)
Depreciation	(86,858)	(230,982)	(320,409)
Income from Operations of Disposed Property	498,896	470,488	1,103,703
Gain (Loss) on Sale of Investment Property	6,790,616	4,634,564	(28,385)
Income from Discontinued Operations	$7,289,512	$5,105,052	$1,075,318

Cash flows from discontinued operations for the year ended September 30, 2008, 2007 and 2006 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2008	2007	2006

Cash flows from Operations	($6,253,279)	($4,013,412)	1,462,801
Cash flows from Investing Activities	10,486,277	8,150,557	1,320,854
Cash flows from Financing Activities	(4,232,998)	(4,137,145)	(2,783,655)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of September 30, 2008:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgage Notes Payable	$191,947,632	$10,928,540	$24,788,529	$47,757,498	$108,473,065
Debentures	14,990,000	1,000,000	-0-	-0-	13,990,000
Retirement Benefits	548,133	60,000	120,000	120,000	248,133
Construction Contracts	1,794,000	1,794,000	-0-	-0-	-0-
Total	$209,279,765	$13,782,540	$24,908,529	$47,877,498	$122,711,198

Mortgage notes payable represents the principal amounts outstanding by scheduled maturity. The interest rates on these mortgages are fixed rates ranging from 5.22% to 8.48%.  The above table does not include the Company’s obligation under its line of credit and margin loan as described in Note No. 10 of the Notes to Consolidated Financial Statements.

Debentures represent the repayment of the 8% Convertible Subordinated debentures of $4,770,000 due in 2013 and $10,220,000 in 2015.  On October 10, 2008, the Company repurchased $1,000,000 in debentures due 2013 from UMH at par.

Retirement benefits represent post-retirement benefits that are not funded and therefore will be paid from the assets of the Company.  The liability is being accrued and expensed over the payment terms.

Construction contracts relate to the remaining commitments under the construction contracts to expand the industrial buildings in Beltsville, MD, Denver, CO, Hanahan, SC (FDX), Colorado Springs, Co, Augusta, GA (FDX Gr) and Griffin, GA.

Liquidity and Capital Resources

 The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  The Company’s shareholders’ equity decreased from $167,214,302 as of September 30, 2007 to $159,910,964 as of September 30, 2008, principally due to payments of common distributions in excess of net income and an increase in the unrealized loss on available for sale securities, partially offset by issuance of common shares in the DRIP.  See further discussion below.

The Company’s ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the DRIP, proceeds from public offerings and private placements, and access to the capital markets.  Purchases of new properties, payments of expenses related to real estate operations, capital improvement programs, debt service, general and administrative expenses, and distribution requirements place demands on the Company’s liquidity.

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

The current economic situation and the lack of liquidity in the lending environment may impact management’s ability to grow by acquiring additional properties or REIT securities.  Industrial space demand is very closely correlated to GDP growth. Current economic indicators show the US economy to be contracting. The length and depth of this recession are unknown at this time. However, the high caliber of our tenants, coupled with the long duration of our leases, should enable the Company to perform well despite the slowing economy.  As of September 30, 2008, the Company had $5,348,262 in cash and cash equivalents, $21,005,663 in marketable securities subject to margin loans of $2,299,947, and has $2,749,000 available on its line of credit.  At September 30, 2008, the Company owned fifty-eight properties of which ten are not subject to mortgages; however the Company’s line of credit contains covenants which may restrict the Company from placing financing on a certain amount of unencumbered properties.  The Company has been raising capital through its DRIP, private placements and the public placement of common and preferred stock and investing in net-leased industrial properties.  The REIT securities market has recently been driven to inordinately low prices and high yields. This has resulted in substantial unrealized losses on our holdings. We believe this to be the result of indiscriminate selling and not the result of normal pricing considerations. The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities long-term. As the credit markets begin to function again, more efficient pricing should return to the securities markets. The Company believes that funds generated from operations and the DRIP, the funds available on the line of credit, together with the ability to finance and refinance its properties  will provide sufficient funds to adequately meet its obligations over the next few years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages.  During 2008, the Company made acquisitions of two industrial properties, totaling approximately $18,839,000.  During 2007, the Company made acquisitions of three industrial properties, totaling approximately $28,561,000. Also during 2007, the Company merged with Monmouth Capital and acquired a controlling interest in fourteen industrial properties for total cost of approximately $33,970,000.  The Company issued 3,727,706 of the Company’s common shares for the outstanding shares of Monmouth Capital.   In fiscal 2009, the Company plans to continue to acquire net-leased industrial properties.  The Company also intends to expand its properties when requested by the tenants.  The funds for these acquisitions and expansions may come from the Company’s available line of credit, other bank borrowings and proceeds from the DRIP or private placements or additional public offerings of preferred and common stock.  In 2007, the Company closed on an offering of 1,322,500 shares of our 7.625% Series A Cumulative Redeemable Preferred Stock, at a $25.00 liquidation value, for total net proceeds after underwriting discounts and commission and other expenses of approximately $31,584,000 (see Note No. 17 to the Consolidated Financial Statements).  To the extent that funds or appropriate properties are not available, fewer acquisitions or expansions will be made.

The Company also invests in debt and equity securities of other REITs as a proxy for real estate when suitable acquisitions are not available, for liquidity, and for additional income.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  During fiscal 2008, the Company’s securities portfolio increased by $7,568,671, primarily due to purchases of $17,154,962.  The increase was partially offset by sales of securities with a cost of $776,024, write-downs for impairment losses of $3,104,774 and an increase in the unrealized loss of $5,705,493.  The Company’s securities are purchased on margin from time to time when a favorable interest rate spread can be achieved.  The margin loan balance was $2,299,947 and $-0- as of September 30, 2008 and 2007, respectively.

Cash flows provided from operating activities were $17,438,835, $13,224,299 and $11,991,556 for fiscal years 2008, 2007 and 2006, respectively.    The increase in cash flows provided from operating activities is due to increased acquisitions of properties and expanded operations.

Cash flows used in investing activities were $39,831,002, $25,526,868 and $32,691,106 for fiscal years 2008, 2007 and 2006, respectively.  Cash flows used in investing activities in 2008 increased as compared to 2007 due mainly to the purchase of REIT securities and increased building expansions.  The proceeds from the sale of two industrial properties were used to fund these purchases and expansions.  Cash flows used in investing activities decreased in 2007 as compared to 2006 due mainly to the proceeds from the sale of one industrial property and decreased acquisitions as compared to the prior year.

Cash flows provided from financing activities were $16,345,092, $21,668,476 and $16,806,026 for fiscal years 2008, 2007 and 2006, respectively.  Cash flows from financing activities decreased in 2008 as compared to 2007 due mainly to the preferred stock offering proceeds of $31,584,466 in 2007.  Cash flows from financing activities increased in 2007 as compared to 2006 due mainly to proceeds from the preferred stock offering in 2007.

As of September 30, 2008, the Company had total assets of $389,077,597 and liabilities of $225,547,477.  The Company’s total debt plus Series A Preferred Stock to market capitalization as of September 30, 2008 and 2007 was 56% and 53%, respectively.  The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

The Company has a DRIP, in which participants can purchase stock from the Company at a price of approximately 95% of market.  During fiscal 2007, the Company modified its DRIP plan to allow for the DRIP to purchase shares on the open market at market value for participants, rather than purchasing shares directly from the Company at a discount.   It is anticipated, although no assurances can be given, that the level of participation in the DRIP in 2009 will be comparable to 2008.

During 2008, the Company paid $14,474,111 as a dividend of $0.60 per common share.  Of the $14,474,111 in dividends paid, $2,886,993 was reinvested pursuant to the terms of the DRIP.  Management anticipates maintaining the annual dividend rate of $0.60 per common share although no assurances can be given since various economic factors can reduce the amount of cash flow available to the Company for common dividends.    All decisions with respect to the payment of dividends are made by the Company’s board of directors.

In 2008, the Company paid $2,521,344 in preferred dividends.  The Company is required to pay cumulative dividends on the Series A Preferred Stock in the amount of $1.90625 per share per year, which is equivalent to 7.625% of the $25.00 liquidation value per share.

During the year ended September 30, 2008, one employee exercised options to purchase 14,000 shares of common stock for $99,820.  During the year ended September 30, 2007, no stock options were exercised.  During the year ended September 30, 2006, one officer exercised stock options to purchase 20,000 shares for a total of $142,600.

During the year ended September 30, 2002, nine officers, directors and key employees exercised their stock options and purchased 255,000 shares for a total of $1,617,488.  Of this amount, 225,000 shares, for a total of $1,439,363, were exercised through the issuance of notes receivable from officers.  These notes receivable are at an interest rate of 5%, mature on April 30, 2012 and are collateralized by the underlying common shares.  As of September 30, 2008, the balance of these notes receivable was $1,201,563.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the Financial Statements on a recurring basis until fiscal years beginning after November 15, 2008.  In October 2008, the FASB issued FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of SFAS No. 157 for a financial asset in an inactive market.  The Company plans to adopt the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective October 1, 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Oversight Board Auditing amendments to SAS 69. The Company is evaluating the impact of SFAS 162 but does not believe that the adoption of this statement will have a material effect on our financial condition or results of operations, as the Statement does not directly impact the accounting principles applied in the preparation of the Company’s financial statements

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

The Company is exposed to interest rate changes primarily as a result of its line of credit, margin loans and long-term debt used to maintain liquidity and fund capital expenditures and acquisitions of the Company’s real estate investment portfolio.  The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows primarily at fixed rates.  During 2008, 2007 and 2006, the Company invested in futures contracts of 10-year treasury notes with the objective of reducing exposure of the preferred equity and debt securities portfolio to interest rate fluctuations and to mitigate the risk of rolling over fixed-rate debt at higher interest rates upon maturity.  The Company has discontinued its hedging program and closed out its futures contracts in May 2008.   There are no open contracts as of September 30, 2008.

The following table sets forth information as of September 30, 2008, concerning the Company’s long-term debt obligations, including principal payments by scheduled maturity, weighted average interest rates and estimated fair value:

Long –Term Debt:			Average
Fixed Rate	Fiscal	Carrying Value	Interest Rate	Fair Value

	2009	$-0-	-0-%
	2010	534,710	5.24%
	2011	-0-	-0-%
	2012	23,957,999	6.51%
	2013	9,318,393	6.85%
	Thereafter	158,136,530	6.44%

	Total	$191,947,632	6.47%	$191,178,000

The Company has $14,990,000 in 8% debentures outstanding as of September 30, 2008, with $4,770,000 due in 2013 and $10,220,000 due in 2015.

The Company also has a variable rate line of credit maturing in March, 2011 of $15,000,000.  The balance outstanding as of September 30, 2008 was $12,251,000.  The interest rate is based on LIBOR plus 200 basis points and interest is due monthly.  The interest rate was 4.49% as of September 30, 2008.

Additionally, the Company has the ability to obtain margin loans, secured by its marketable securities. The balance outstanding on the margin loan was $2,299,947 as of September 30, 2008.  The interest rate on the margin account is the bank’s margin rate and was 3.75% as of September 30, 2008.    The value of marketable securities was $21,005,663 as of September 30, 2008.

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

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2008	12/31/07	3/31/08	6/30/08	9/30/08

Rental and Reimbursement Revenue	$9,534,303	$9,652,697	$9,587,285	$10,706,600
Total Expenses	4,758,505	5,096,718	4,893,892	5,930,855
Other Income (Expense)	(5,140,117)	(4,100,402)	(2,960,213)	(2,727,056)
Income (Loss) from Continuing Operations	(398,687)	414,191	1,641,475	2,076,404
Income from Discontinued Operations (1)	175,908	171,655	3,410,193	3,531,756
Net Income (Loss)	(222,779)	585,846	5,051,668	5,608,160
Net Income (Loss) Applicable to Common Shareholders	(853,212)	(44,457)	4,421,364	4,977,856
Net Income (Loss) Applicable to Common Shareholders per Share	(.04)	(.01)	.18	.22

FISCAL 2007	12/31/06	3/31/07	6/30/07	9/30/07

Rental and Reimbursement Revenue	$6,471,130	$6,857,305	$6,424,706	$8,543,797
Total Expenses	3,345,042	3,705,654	3,214,927	4,998,511
Other Income (Expense)	(1,830,347)	(1,717,456)	(1,082,686)	(2,714,431)
Income from Continuing Operations	1,295,741	1,434,195	2,127,093	855,557
Income from Discontinued Operations (2)	229,059	19,386	159,289	4,697,318
Net Income	1,524,800	1,453,581	2,286,382	5,552,875
Net Income Applicable to Common Shareholders	1,524,800	844,336	1,656,128	4,922,621
Net Income Applicable to Common Shareholders per Share	.07	.03	.08	.23

(1)  During June 2008 and July 2008, the Company sold industrial properties in Franklin, Massachusetts, and Ramsey, New Jersey, respectively, and recognized a gain on sale of $3,268,496 and $3,522,120, respectively.

(2)  During August 2007, the Company sold an industrial property in South Brunswick, New Jersey and recognized a gain on sale of $4,634,564.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                ACCOUNTING AND FINANCIAL DISCLOSURE

On June 25, 2008, the Company dismissed Reznick Group, P.C. (Reznick) as the Company’s independent registered public accounting firm. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company.

The audit reports of Reznick on the consolidated financial statements of the Company and subsidiaries as of and for the years ended September 30, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.  The audit reports of Reznick on the effectiveness of internal control over financial reporting as of September 30, 2007 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the two fiscal years ended September 30, 2007 and the subsequent interim period preceding such dismissal, there were no (1) disagreements with Reznick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Reznick, would have caused them to make reference to the subject matter of the disagreements in connection with its report or (2) reportable events of the kind described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Reznick with a copy of the disclosure contained in Form 8-K filed on June 30, 2008 and requested that Reznick furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  Reznick’s letter, dated June 26, 2008, is filed as Exhibit 16.1 to the Form 8-K filed on June 30, 2008.

Effective as of June 25, 2008, the Company engaged PKF, Certified Public Accountants, a Professional Corporation (PKF) as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements.  The decision to engage PKF was approved by the Audit Committee of the Board of Directors as of such date.

During the fiscal years ended September 30, 2007 and 2006 and the subsequent interim period preceding such engagement, the Company has not consulted PKF regarding either (a) the application of accounting principles to any completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements; or (b) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

We have provided a copy of the disclosures in this report to PKF and offered them the opportunity to furnish a letter to the Commission contemplated by Item 304(a)(2)(ii)(D) of Regulation S-K.  PKF has advised that it does not intend to furnish such a letter to the Commission.

ITEM 9A - CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2008.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.

PKF, the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting, a copy of which is included herein.

(c)

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited Monmouth Real Estate Investment Corporation’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Monmouth Real Estate Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based upon the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (3) receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 In our opinion, Monmouth Real Estate Investment Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Monmouth Real Estate Investment Corporation as of September 30, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended and our report dated December 10, 2008 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF
December 10, 2008	Certified Public Accountants
A Professional Corporation

ITEM 9B – OTHER INFORMATION

None

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the Directors and Executive Officers of the Company as of September 30, 2008:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Anna T. Chew	50	Chief Financial Officer (1991 to present) and Director. Vice President (1995 to present) and Director (1994 to present) of UMH Properties, Inc., an affiliated company. Certified Public Accountant.	2007

Daniel D. Cronheim	54	Director. Attorney at Law (1979 to present). President (2000 to present) of David Cronheim Mortgage Company. . President (1997 to present) of Cronheim Management Services, Inc. Executive Vice President (1989 to present) and General Counsel (1983 to present) of David Cronheim Company; Director (2000 to present) of Hilltop Community Bank.	1989

Catherine B. Elflein	47	Independent Director. Certified Public Accountant. Director of Treasury and Risk Management (2006 to present) at Celgene Corporation; Controller of Captive Insurance Companies (2004-2006) and Director – Treasury Operations (1998-2004) at Celanese Corporation.	2007

Neal Herstik	49	Independent Director. Attorney at Law, Gross, Truss & Herstik, PC (1997 to present). Co-founder and former President, Manalapan-Englishtown Education Foundation, Inc., a non-profit corporation (1995 to 2001).	2004

Matthew I. Hirsch	49	Independent Director. Attorney at law (1985 to present). Adjunct Professor of Law (1993 to present) Widener University School of Law.	2000

Joshua Kahr	34	Independent Director. Principal of Kahr Real Estate Services (2002 to Present), a real estate advisory firm based in New York City. Senior Director, GVA Williams (2000 to 2002).	2007

Eugene W. Landy	74	President and Chief Executive Officer (1968 to present) and Director. Attorney at Law. Chairman of the Board (1995 to present), President (1969 to 1995) of UMH Properties, Inc., an affiliated company.	1968

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Michael P. Landy	46	Executive Vice President – Investments and Director. Vice President – Investments (2001 to present) of UMH Properties, Inc., an affiliated company. President (1998 to 2001) of Siam Records, LLC. Chief Engineer and Technical Director (1987 to 1998) of GRP Recording Company.	2007

Samuel A. Landy	48	Director. Attorney at Law (1985 to present). President (1995 to present), Vice President (1991 to 1995) and Director (1992 to present) of UMH Properties, Inc., an affiliated company.	1989

Cynthia J. Morgenstern	39	Executive Vice President and Director. Vice President (1996 to 2001) Summit Bank, Commercial Real Estate Division.	2002

Scott L. Robinson	38	Independent Director. Vice President, Senior REIT Analyst at Macquarie Capital (USA) Inc. (2008 to present); Director, The REIT Center at New York University (present); Vice President Citi Markets and Banking (2007 to 2008) at Citigroup. Senior REIT and CMBS analyst at Standard & Poor’s, (1998 to 2007).	2005

Eugene Rothenberg	75	Independent Director. Investor. Retired physician. Director (1977 to present) of UMH Properties, Inc. an affiliated company.	2007

Maureen E. Vecere	39	Controller (2003 to present) and Treasurer (2004 to present). Certified Public Accountant.	N/A

Stephen B. Wolgin	54	Independent Director. Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New York; Partner with the Logan Equity Distressed Fund (2007 to present); prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis.	2003

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

Throughout this report, the individuals who served as the Company’s president and chief executive officer and executive vice president during fiscal 2008, as well as the other individuals included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the named executive officers.

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

The Compensation Committee believes that each of the above factors is important when determining compensation levels for named executive officers. The Committee reviews and approves the employment contracts for the president and chief executive officer and executive vice presidents, including performance goals and objectives.  The Committee annually evaluates performance of the executive officers in light of those goals and objectives. The Committee considers the Company's performance, relative shareholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to named executive officers in prior years. The Company uses the annual Compensation Survey published by NAREIT as a guide to setting compensation levels.  Participant company data is not presented in a manner that specifically identifies any named individual or company.  This survey details compensation by position type with statistical salary and bonus information for each position.  The Compensation Committee compares the Company’s salary and bonus amounts to the ranges presented for reasonableness.  To that end, the Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to those executives who meet or exceed established goals.

Role of Executive Officers in Compensation Decisions

The Committee makes all final compensation decisions for the Company's named executive officers. The president annually reviews the performance of the executive vice president – investments and controller and then presents his conclusions and recommendations to the Committee with respect to base salary adjustments and annual cash bonus and stock option awards. The Committee exercises its own discretion in modifying any recommended adjustments or awards, but does consider the recommendations from the president.

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

Base Salaries

Base salaries are paid for ongoing performance throughout the year. In order to compete for and retain talented executives who are critical to the Company's long-term success, the Committee has determined that the base salaries of named executive officers should approximate those of executives of other equity REITs that compete with the Company for employees, investors and business, while also taking into account the named executive officers' performance and tenure and the Company's performance relative to its peer companies within the REIT industry using the NAREIT Compensation Survey described above.

Bonuses

In addition to the provisions for base salaries under the terms of our employment agreements, the president is entitled to receive annual cash bonuses for each calendar year during the term of the agreement, based on the achievement of certain performance goals set by the Committee.   The following are the bonus targets and recommended compensation for the president which the Compensation Committee uses as a guide in determining the bonus for the president:

	Threshold	Target	Outstanding

Growth in market cap	7.5%	12.5%	20%
Bonus	$7,500	$15,000	$30,000

Growth in FFO/share	7.5%	12.5%	20%
Bonus	$7,500	$15,000	$30,000

Growth in dividend/share	5%	10%	15%
Bonus	$10,000	$20,000	$40,000

Total Bonus Potential	$25,000	$50,000	$100,000

In addition to its determination of the executive's individual performance levels for 2008, the Committee also compared the executive's total compensation for 2008 to that of similarly-situated personnel in the REIT industry using the NAREIT Compensation Survey described above.

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

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive, spouse and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental long-term disability insurance, at the Company's cost, as agreed to by the Company and the executive.  Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended September 30, 2008, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

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

Evaluation

Mr. Eugene Landy is under an employment agreement with the Company.  His base compensation under his amended contract was increased in 2004 to $175,000 per year. Subsequent to the merger with Monmouth Capital in July 2007, his annual salary was increased to $225,000 (The Summary Compensation Table for Mr. Eugene Landy shows a salary of $225,000 and $78,815 in director’s fees and fringe benefits).

The Committee also reviewed the progress made by Ms. Cynthia J. Morgenstern, Executive Vice President.  Ms. Morgenstern is under an employment agreement with the Company.  Her base compensation under this contract is $224,191 for 2008.  Ms. Morgenstern received bonuses totaling $17,542 and $39,583 in director’s fees and fringe benefits.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

Stephen B. Wolgin

Matthew I. Hirsch

Summary Compensation Table

The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 2008, 2007, and 2006 to the named executive officers.  There were no other executive officers whose aggregate compensation allocated to the Company exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (7)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene W. Landy	2008	$225,000	$-0-	$22,750	$43,815 (1)	$35,500 (2)	$327,065
President and CEO	2007	183,333	30,000	-0-	44,273 (1)	19,000 (2)	276,606
	2006	175,000	7,500	31,850	44,697 (1)	16,000 (2)	275,047

Anna T, Chew (3)	2008	$73,400	$-0-	$11,500	$-0-	$-0-	$84,900
Chief Financial	2007	37,000	-0-	-0-	-0-	-0-	37,000
Officer	2006	29,267	-0-	23,000	-0-	-0-	52,267

Cynthia J. Morgenstern	2008	$224,191	$17,542	$11,500	$-0-	$39,583 (4)	$292,816
Executive Vice	2007	208,550	16,423	-0-	-0-	39,115 (4)	264,088
President	2006	189,500	15,038	23,000	-0-	34,430 (4)	261,968

Michael P. Landy	2008	$181,500	$14,192	$5,750	$-0-	$23,376 (5)	$224,818
Executive Vice Pres -	2007	165,000	13,038	$-0-	$-0-	8,868 (5)	186,906
Investments	2006	150,000	9,962	11,500	-0-	3,535 (5)	174,997

Maureen E. Vecere	2008	$130,075	$10,596	$5,750	$-0-	$4,465 (6)	$150,886
Controller and	2007	118,250	9,770	-0-	$-0-	3,514 (6)	131,534
Treasurer	2006	107,500	9,192	11,500	-0-	2,399 (6)	130,591

Notes:

(1)

Amount is accrual for pension and other benefits of $43,815, $44,273 and $44,697 for 2008, 2007 and 2006, respectively, in accordance with Mr. Landy’s employment contract.

(2)

Represents Director’s fees of $18,000, $19,000 and $16,000 for 2008, 2007 and 2006, respectively, paid to Mr. Landy; and legal fees paid to the firm of Eugene W. Landy of $17,500, $-0- and $-0- for 2008, 2007 and 2006, respectively.

(3)

Ms. Anna Chew, the Company’s Chief Financial Officer, is an employee of and is paid by UMH Properties, Inc, an affiliated REIT.  Approximately $73,400 of her compensation cost is allocated by UMH and reimbursed by the Company, pursuant to a cost sharing agreement between the Company and UMH.  Please see UMH annual report on Form 10-K for details of Ms. Chew employment agreement and compensation arrangement.

(4)

Represents Director’s fees of $18,000, $19,000 and $16,000 in 2008, 2007, and 2006, respectively and fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(5)

Represents Director’s fees of $18,000, and $4,000 in 2008 and 2007, respectively, and fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.  Approximately 35% of this employee’s compensation cost is allocated to and reimbursed by UMH, pursuant to a cost sharing agreement between the Company and UMH.

(6)

Represents discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(7)

These values were established using the Black-Scholes stock option valuation model. See Note No. 12 to the Consolidated Financial Statements for assumptions used in the model.  The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

Stock Option Plan

Options to purchase 245,000 shares were granted during 2008 and options to purchase 14,000 shares were exercised during 2008.  No options were granted or exercised during fiscal 2007.  Due to the merger with Monmouth Capital in 2007, options to purchase 214,000 shares of Monmouth Capital became exercisable in accordance with their existing terms for 140,170 shares of the Company stock at exercise prices adjusted for the stock conversion ratio.   To the extent that an option to purchase Monmouth Capital common stock was not yet vested at the effective time of the merger, the option remained subject to the same terms and conditions of vesting as in effect immediately before the merger.  The table below includes the named executive officers’ converted Monmouth Capital options.

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at September 30, 2008:

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (3)	Option exercise price ($)	Option expiration date

Eugene W.	-0-	65,000 (1)	8.22	12/12/15
Landy	16,375	-0-	8.05	1/22/15
	65,000	-0-	8.15	8/02/14
	16,375	-0-	8.70	9/21/13
	65,000	-0-	8.28	8/10/13
	65,000	-0-	7.89	8/3/12
	65,000	-0-	6.90	1/22/11
	65,000	-0-	7.13	6/21/10
	32,750	-0-	5.04	10/04/09

Anna T.	-0-	50,000 (2)	7.80	3/10/16
Chew	6,550	-0-	8.05	1/22/15
	50,000	-0-	8.04	9/12/14
	6,550	-0-	8.70	9/21/13
	50,000	-0-	8.28	8/10/13
	50,000	-0-	7.41	5/20/12
	16,000	-0-	7.13	6/21/10

Cynthia J.	-0-	50,000 (2)	7.80	3/10/16
Morgenstern	6,550	-0-	8.05	1/22/15
	50,000	-0-	8.04	9/12/14
	6,550	-0-	8.70	9/21/13
	50,000	-0-	8.28	8/10/13
	50,000	-0-	7.41	5/20/12

Michael P.	-0-	25,000 (2)	7.80	3/10/16
Landy	9,825	-0-	8.05	1/22/15
	25,000	-0-	8.04	9/12/14
	9,825	-0-	8.70	9/21/13
	25,000	-0-	8.28	8/10/13

Maureen E.	-0-	25,000 (2)	7.80	3/10/16
Vecere	6,550	-0-	8.05	1/22/15
	25,000	-0-	8.04	9/12/14
	6,550	-0-	8.70	9/21/13
	25,000	-0-	8.28	8/10/13
	15,000	-0-	7.41	5/20/12

(1)

These options become exercisable on December 12, 2008.

(2)

These options become exercisable on March 10, 2009.

(3)

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

Director Compensation

The Directors receive a fee of $1,500 for each Board Meeting attended, and an additional fixed annual fee of $10,000 payable quarterly.  Directors appointed to board committees receive $150 for each meeting attended.  Those specific committees are Nominating Committee, Compensation Committee, Audit Committee and Stock Option Committee.  The table below sets forth a summary of director compensation for the fiscal year ended September 30, 2008.

Director	Annual Board Cash Retainer ($)	Meeting Fees ($)	Committee Fees ($)	Option Awards ($)	Total ($)

Ernest Bencivenga (1)	$10,000	$6,500	$-0-	$-0-	$16,500
Anna T. Chew (2)	10,000	8,000	-0-	-0-	18,000
Daniel D. Cronheim	10,000	8,000	-0-	-0-	18,000
Catherine B. Elflein (3)	10,000	6,500	600	-0-	17,100
Neal Herstik	10,000	6,100	150	-0-	16,250
Matthew I. Hirsch (3)(4)	10,000	8,100	900	-0-	19,000
Charles Kaempffer (1)	10,000	6,000	600	-0-	16,600
Joshua Kahr (2)	10,000	6,000	-0-	-0-	16,000
Eugene W. Landy	10,000	8,000	-0-	-0-	18,000
Michael P. Landy (2)	10,000	8,000	-0-	-0-	18,000
Samuel A. Landy	10,000	8,000	-0-	-0-	18,000
Cynthia J. Morgenstern	10,000	8,000	-0-	-0-	18,000
Scott L. Robinson (3)	10,000	8,000	600	-0-	18,600
Eugene Rothenberg (2)	10,000	6,000	-0-	-0-	16,000
Stephen B. Wolgin (3)(4)	10,000	7,600	900	-0-	18,500
Total	$150,000	$108,800	$3,750	$-0-	$262,550

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

Daniel D. Cronheim is a Director of the Company and Executive Vice President of David Cronheim Company (Cronheim).  Daniel Cronheim received $18,000, $19,000 and $16,000 for Director’s fees in 2008, 2007 and 2006, respectively.  The David Cronheim Company received $3,219, $33,273 and $15,419 in lease commissions in 2008, 2007 and 2006, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $-0-, $47,250 and $-0- in mortgage brokerage commissions in 2008, 2007 and 2006, respectively.  CMS received $42,558 for a real estate commission on the sale of the South Brunswick, New Jersey property in 2007.

During fiscal 2008, 2007 and 2006, the Company was subject to management contracts with CMS. For the calendar year 2008, 2007, and 2006, the management fee was fixed at $380,000.  CMS provides sub-agents as regional managers for the Company’s properties and compensates them out of this management fee.   The Company paid CMS $375,477, $367,976 and $367,976 in fiscal 2008, 2007 and 2006, respectively, for the management of the properties.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks and no member of the compensation committee has served as an officer or employee of the Company or any of its subsidiaries at any time.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of the Company’s common stock (the shares) as of September 30, 2008 by:

•

each person known by the Company to beneficially own more than five percent of the Company’s outstanding shares;

•

the Company’s directors;

•

the Company’s executive officers; and

•

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o Monmouth Real Estate Investment Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by that person under options exercisable within 60 days of September 30, 2008 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Shares Outstanding(2)

Oakland Financial Corporation 34200 Mound Road Sterling Heights, Michigan 48310	2,402,847 (3)	9.78%
UMH Properties Inc.	2,083,849(4)	8.48%
Anna T. Chew	277,253(5)	1.12%
Daniel D. Cronheim	80,332(6)	*
Catherine B. Elflein	3,050(7)	*
Neal Herstik	7,527(8)	*
Matthew I. Hirsch	56,706(9)	*
Joshua Kahr	982	*
Eugene W. Landy	1,576,797(10)	6.30%
Samuel A. Landy	377,331(11)	1.53%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Shares Outstanding (2)

Michael P. Landy	216,174(12)	*
Cynthia J. Morgenstern	224,834(13)	*
Scott Robinson	7,000(14)	*
Eugene D. Rothenberg	66,519	*
Maureen E. Vecere	81,233(15)	*
Stephen B. Wolgin	17,993(16)	*
Directors and Officers as a group	2,993,731	11.71%

*Less than 1%.

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)

Based on the number of shares outstanding on September 30, 2008 of 24,567,026 common shares.

(3)

Based on Schedule 13D as of July 7, 2008, filed with the SEC by Oakland Financial Corporation (“Oakland”), Liberty Bell Agency, Inc. (“Liberty Bell”), and Cherokee Insurance Company (“Cherokee”), Oakland owns 110,602, Liberty Bell owns 594,813, Cherokee owns 1,574,322, Erie Manufactured Home Properties, LLC, owns 82,542, Apache Ventures, LLC owns 15,000, and Matthew T. Maroun owns 25,568 as of the close of business on June 30, 2008.  This filing with the SEC by Oakland indicates that Oakland shares voting and dispositive power with respect to those Shares with Liberty Bell, Cherokee, Apache Ventures and Erie Manufactured Homes, all of which are wholly-owned subsidiaries of Oakland.  Matthew T. Moroun is the Chairman of the Board and controlling stockholder of Oakland, Liberty Bell and Cherokee.

(4)

Based on Schedule Form 4 dated September 16, 2008 and filed with the SEC by UMH Properties, Inc., which indicates that UMH has sole voting and dispositive power with respect to 2,083,849 shares.  Included in the 2,083,849 shares held, UMH owns $1,000,000 principal amount of the 2003 Debentures, representing 109,170 shares on a converted basis at $9.16 per share, and $5,000,000 of the 2005 Debentures, representing 436,681 shares on a converted basis at $11.45 per share, for a total of 545,852 shares on a converted basis.

(5)

Includes (a) 82,954 Shares owned jointly with Ms. Chew’s husband; and (b) 15,199 Shares held in Ms. Chew’s 401(k) Plan.  As a co-trustee of the UMH 401(k), Ms. Chew has shared voting power over the Shares held by the UMH 401(k).  She, however, disclaims beneficial ownership of all of the Shares held by the UMH 401(k), except for the 15,199 Shares held by the UMH 401(k) for her benefit.  Includes 179,100 shares issuable upon exercise of a stock option.  Excludes 50,000 shares issuable upon the exercise of a stock option, which stock option is not exercisable until March 10, 2009.

(6)

Includes 15,000 shares issuable upon exercise of a stock option.

(7)

Includes 1,100 shares owned jointly with Ms. Elflein’s husband.

(8)

Includes 5,000 shares issuable upon the exercise of a stock option.

(9)

Includes 45,706 shares owned jointly with Mr. Hirsch’s wife and 11,000 shares issuable upon exercise of a stock option.

(10)

Includes (a) 117,994 shares owned by Mr. Landy’s wife; (b) 223,874 shares held in the E.W. Landy Profit Sharing Plan (of which Mr. Landy is a trustee) and has shared voting and dispositive power; (c) 172,315 shares held in the E.W. Landy Pension Plan (of which Mr. Landy is a trustee) and has shared voting and dispositive power; (d) 13,048 shares held in Landy Investments Ltd., over which Mr. Landy has shared voting and dispositive power; (e) 86,200 shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, over which Mr. Landy has shared voting and dispositive power; and (f) 5,000 shares held in Juniper Plaza Associates, over which Mr. Landy has shared voting and dispositive power.  Includes 455,500 shares issuable upon the exercise of stock options.    Excludes 65,000 shares issuable upon the exercise of a stock option, which stock option is not exercisable until October 20, 2009.

(11)

Includes (a) 20,165 shares owned by Mr. Landy’s wife; (b) 118,450 shares held in custodial accounts for Mr. Landy’s minor children under the New Jersey Uniform Transfers to Minors Act with respect to which he disclaims any beneficial interest but he has sole dispositive and voting power; (c) 25,049 shares in the Samuel Landy Family Limited Partnership; and (d) 34,843 shares held in the UMH 401(k) Plan.  As a co-trustee of the UMH 401(k), Mr. Landy has shared voting power over the shares held by the UMH 401(k).  He, however, disclaims beneficial ownership of all of the shares held by the UMH 401(k), except for the 34,843 shares held by the UMH 401(k) for his benefit.  Includes 15,000 shares issuable upon the exercise of stock options.

(12)

Includes 3,788 shares held in Mr. Landy’s 401(k) Plan over which he has sole dispositive power.  Includes (a) 11,676 shares owned by Mr. Landy’s wife; and (b) 88,318 shares held in custodial accounts for Mr. Landy’s minor children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote.  Includes 69,650 shares issuable upon the exercise of a stock option. Excludes 25,000 shares issuable upon the exercise of a stock option, which stock option is not exercisable until March 10, 2009.

(13)

Includes 1,681 Shares held in Ms. Morgenstern’s 401(k) plan over which she has sole dispositive power.  Includes 163,100 shares issuable upon the exercise of a stock option.  Excludes 50,000 shares issuable upon the exercise of a stock option, which stock option is not exercisable until March 10, 2009.

(14)

Includes 5,000 Shares issuable upon the exercise of a stock option.

(15)

Includes 178 Shares held in Ms. Vecere’s 401(k) Plan over which she has sole dispositive power. Includes 2,856 shares held in custodial accounts for Ms. Vecere’s minor children under the New Jersey Uniform Transfer to Minors Act in which she disclaims any beneficial interest but she has sole dispositive and voting power.   Includes 78,100 shares issuable upon the exercise of a stock option. Excludes 25,000 shares issuable upon the exercise of a stock option, which stock option is not exercisable until March 10, 2009.

(16)

Includes 1,075 Shares owned by Mr. Wolgin’s wife.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain relationships and related party transactions are incorporated herein by reference to Item 15 (a) (1) (IV) Note No. 14 of the Notes to the Consolidated Financial Statements - Related Party Transactions.

No director, executive officer, or any immediate family member of such director or executive officer may enter into any transaction or arrangement with the Company without the prior approval of the Board of Directors.  The Board of Directors will appoint a Business Judgment Committee consisting of independent directors who are also independent of the transaction or arrangement.  This Committee will recommend to the Board of Directors approval or disapproval of the transaction or arrangement.  In determining whether to approve such a transaction or arrangement, the Business Judgment Committee will take into account, among other factors, whether the transaction was on terms no less favorable to the Company than terms generally available to third parties and the extent of the executive officer’s or director’s involvement in such transaction or arrangement.  While the Company does not have specific written standards for approving such related party transactions, such transactions are only approved if it is in the best interest of the Company and its shareholders.  Additionally, the Company’s Code of Business Conduct and Ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify the Company’s General Counsel.  Further, to identify related party transactions, the Company submits and requires our directors and executive officers to complete director and officer questionnaires identifying any transactions with the Company in which the director, executive officer or their immediate family members have an interest.

See identification of independent directors under Item 10 and committee members under Item 11.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Reznick served as the Company’s independent registered public accountants for the years ended September 30, 2007 and 2006 and the first two quarters of the year ended September 30, 2008.  The following are fees billed by Reznick in connection with services rendered:

	2008	2007

Audit Fees	$39,000	$165,000
Audit Related Fees	-0-	10,000
Tax Fees	49,000	34,000
All Other Fees	-0-	-0-
Total Fees	$88,000	$209,000

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

PKF served as the Company’s independent registered public accountants for the quarter ended June 30, 2008 and year ended September 30, 2008.  The following are fees billed by and accrued to PKF in connection with services rendered:

	2008	2007

Audit Fees	$120,000	$-0-
Audit Related Fees	-0-	-0-
Tax Fees	30,000	-0-
All Other Fees	-0-	-0-
Total Fees	$150,000	$-0-

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

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining PKF’s independence.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE(S)

(a) (1) The following Financial Statements are filed as part of this report:

(i) a) Report of Independent Registered Public Accounting Firm	65
b) Report of Independent Registered Public Accounting Firm	66

(ii) Consolidated Balance Sheets as of September 30, 2008 and 2007	67-68

(iii) Consolidated Statements of Income for the years ended September 30, 2008, 2007 and 2006	69-70

(iv) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2008, 2007 and 2006	71-72

(v) Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006	73

(vi) Notes to the Consolidated Financial Statements	74-108

(a) (2) The following Financial Statement Schedule is filed as part of this report:

(i) Schedule III - Real Estate and Accumulated Depreciation as of September 30, 2008	109-117

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

(vi)  Employment Agreement with Michael P. Landy dated January 1, 2006 (incorporated by reference to Form 10-k filed by the Registrant with the Securities and Exchange Commission on December 13, 2007).  (Registration No. 001-33177

(vii) First Supplemental Indenture, dated July 31, 2007, among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation and Wilmington Trust Company, as trustee, to Indenture, dated as of October 23, 2003, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 1, 2007). (Registration No. 001-33177).

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

 (xi)  Third Amendment to Employment Contract of Eugene W. Landy, dated April 14, 2008.  (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on April 16, 2008.  (Registration No. 001-33177)

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
(d) Palmer Terrace Realty Associates, LLC, a New Jersey limited liability company
(e) Wheeling Partners, LLC, an Illinois limited liability company
(f) Jones EPI, LLC, a Delaware limited liability company

(23.1)	Consent of Reznick Group.
(23.2)	Consent of PKF, Certified Public Accountants, A Professional Corporation.
(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Audit Committee Charter, as amended January 16, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited the accompanying consolidated balance sheet of Monmouth Real Estate Investment Corporation (the “Company”) as of September 30, 2008 and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended September 30, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monmouth Real Estate Investment Corporation at September 30, 2008, and the consolidated results of its operations and its cash flows for the year ended September 30, 2008, in conformity with accounting principles generally accepted in the Unites States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2008 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF
December 10, 2008	Certified Public Accountants
A Professional Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Monmouth Real Estate Investment Corporation

We have audited the accompanying consolidated balance sheet of Monmouth Real Estate Investment Corporation as of September 30, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended September 30, 2007 and 2006. Monmouth Real Estate Investment Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation as of September 30, 2007, and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Baltimore, Maryland

December 12, 2007, except for Note 8 as to which the date is December 11, 2008

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

ASSETS	2008	2007

Real Estate Investments:
Land	$70,909,817	$65,544,553
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $40,892,112 and $35,312,263 respectively	278,442,834	255,864,626
Total Real Estate Investments	349,352,651	321,409,179

Cash and Cash Equivalents	5,348,262	11,395,337
Securities Available for Sale at Fair Value	21,005,663	13,436,992
Tenant and Other Receivables	978,317	956,795
Deferred Rent Receivable	1,235,309	1,110,888
Loans Receivable, net	457,436	534,279
Prepaid Expenses	384,884	380,957
Financing Costs, net of Accumulated Amortization of $1,009,588 and $848,451, respectively	2,282,342	1,941,870
Lease Costs, net of Accumulated Amortization of $240,404 and $200,004 , respectively	728,491	364,691
Intangible Assets, net of Accumulated Amortization of $2,219,496 and $907,352, respectively	7,238,143	14,429,287
Other Assets	66,099	947,970

TOTAL ASSETS	$389,077,597	$366,908,245

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30,

LIABILITIES AND SHAREHOLDERS' EQUITY	2008	2007

Liabilities:
Mortgage Notes Payable	$191,947,632	$174,352,038
Subordinated Convertible Debentures	14,990,000	14,990,000
Loans Payable	14,550,947	2,500,000
Accounts Payable and Accrued Expenses	1,944,271	2,311,266
Other Liabilities	2,114,627	2,054,579

Total Liabilities	225,547,477	196,207,883

Minority Interest	3,619,156	3,486,060

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Shares Authorized; 1,322,500 Shares Issued and Outstanding	$33,062,500	$33,062,500
Common Stock - $.01 Par Value, 35,000,000 Shares Authorized; 24,567,026 and 23,940,696 Shares Issued and Outstanding, respectively	245,671	239,407
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	133,943,807	135,547,916
Accumulated Other Comprehensive Loss	(6,139,451)	(433,958)
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-

Total Shareholders' Equity	159,910,964	167,214,302

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$389,077,597	$366,908,245

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2008	2007	2006
INCOME:
Rental & Reimbursement Revenue	$39,480,885	$28,296,938	$24,698,242

EXPENSES:
Real Estate Taxes	6,128,110	4,302,924	3,590,392
Operating Expenses	3,813,528	2,249,073	1,748,393
General & Administrative Expense	2,798,005	2,385,202	2,181,110
Depreciation	7,940,327	6,326,935	4,869,134

TOTAL EXPENSES	20,679,970	15,264,134	12,389,029

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,871,262	1,467,444	1,028,151
(Loss) Gain on Securities Transactions, net	(3,660,283)	156,723	50,983
Interest Expense	(13,138,767)	(8,969,087)	(8,298,077)
TOTAL OTHER INCOME (EXPENSE)	(14,927,788)	(7,344,920)	(7,218,943)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	3,873,127	5,687,884	5,090,270

Minority Interest	139,744	(24,702)	-0-

INCOME FROM CONTINUING OPERATIONS	3,733,383	5,712,586	5,090,270

DISCONTINUED OPERATIONS:
Income from Operations of Disposed Property	498,896	470,488	1,103,703
Gain (Loss) on Sale of Investment Property	6,790,616	4,634,564	(28,385)
INCOME FROM DISCONTINUED OPERATIONS	7,289,512	5,105,052	1,075,318

NET INCOME	11,022,895	10,817,638	6,165,588

Preferred Dividend Declared	2,521,344	1,869,753	-0-

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$8,501,551	$8,947,885	$6,165,588

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2008	2007	2006

PER SHARE INFORMATION:
BASIC EARNINGS - PER SHARE

Income from Continuing Operations	$.15	$.27	$.26
Less: Preferred Dividends	(.10)	(.10)	-0-
Income from Discontinued Operations	.30	.24	.06
Net Income Applicable to Common Shareholders – Basic	$.35	$.41	$.32

DILUTED EARNINGS – PER SHARE

Income from Continuing Operations	$.15	$.27	$.26
Less: Preferred Dividends	(.10)	(.10)	-0-
Income from Discontinued Operations	.30	.24	.05
Net Income Applicable to Common Shareholders - Diluted	$.35	$.41	$.31

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,131,497	21,050,803	19,555,278
Diluted	24,172,194	21,149,725	19,605,069

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007, AND 2006

	Common Stock Issued		Preferred Stock Issued		Additional Paid in
	Number	Amount	Number	Amount	Capital

Balance September 30, 2005	18,833,367	$188,334	-0-	$-0-	$103,121,873
Shares Issued in Connection with the DRIP	1,333,296	13,333	-0-	-0-	10,296,957
Shares Issued Through the Exercise of Stock Options	20,000	200	-0-	-0-	142,400
Distributions	-0-	-0-	-0-	-0-	(5,575,168)
Net Income Applicable to Common Shareholders	-0-	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	126,325
Unrealized Net Holding Gains on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2006	20,186,663	201,867	-0-	-0-	108,112,387
Shares Issued in Connection with the DRIP	26,327	264	-0-	-0-	194,436
Shares Issued in Connection with the Merger with Monmouth Capital Corp.	3,727,706	37,276	-0-	-0-	32,357,927
Shares Issued in Connection with a Public Offering	-0-	-0-	1,322,500	33,062,500	(1,478,034)
Distributions	-0-	-0-	-0-	-0-	(3,743,352)
Net Income Applicable to Common Shareholders	-0-	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	104,552
Unrealized Net Holding -Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2007	23,940,696	239,407	1,322,500	33,062,500	135,547,916
Shares Issued in Connection with the DRIP	612,330	6,124	-0-	-0-	4,226,318
Shares Issued Through the Exercise of Stock Options	14,000	140	-0-	-0-	99,680
Distributions	-0-	-0-	-0-	-0-	(5,972,560)
Net Income Applicable to Common Shareholders	-0-	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	42,453
Unrealized Net Holding Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2008	24,567,026	$245,671	1,322,500	$33,062,500	$133,943,807

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006, CONT’D.

	Loans to Officers, Directors and Key Employees	Undistributed Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity	Comprehensive Income

Balance September 30, 2005	$(1,201,563)	$-0-	$451,597	$102,560,241
Shares Issued in Connection with the DRIP	-0-	-0-	-0-	10,310,290
Shares Issued Through the Exercise of Stock Options	-0-	-0-	-0-	142,600
Distributions		(6,165,588)		(11,740,756)
Net Income Applicable to Common Shareholders	-0-	6,165,588	-0-	6,165,588	$6,165,588
Stock Based Compensation Expense	-0-	-0-	-0-	126,325
Unrealized Net Holding Gains on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	2,689	2,689	2,689
Balance September 30, 2006	($1,201,563)	-0-	454,286	107,566,977	$6,168,277
Shares Issued in Connection with the DRIP	-0-	-0-	-0-	194,700
Shares Issued in Connection with the Merger with Monmouth Capital Corp.	-0-	-0-	-0-	32,395,203
Shares Issued in Connection with a Public Offering	-0-	-0-	-0-	31,584,466
Distributions	-0-	(8,947,885)	-0-	(12,691,237)
Net Income Applicable to Common Shareholders	-0-	8,947,885		8,947,885	$8,947,885
Stock Based Compensation Expense	-0-	-0-	-0-	104,552
Unrealized Net Holding Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	(888,244)	(888,244)	(888,244)
Balance September 30, 2007	($1,201,563)	$-0-	($433,958)	$167,214,302	$8,059,641
Shares Issued in Connection with the DRIP	-0-	-0-	-0-	4,232,442
Shares Issued Through the Exercise of Stock Options	-0-	-0-	-0-	99,820
Distributions	-0-	(8,501,551)	-0-	(14,474,111)
Net Income Applicable to Common Shareholders	-0-	8,501,551	-0-	8,501,551	$8,501,551
Stock Based Compensation Expense	-0-	-0-	-0-	42,453
Unrealized Net Holding Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	(5,705,493)	(5,705,493)	(5,705,493)
Balance September 30, 2008	($1,201,563)	$-0-	($6,139,451)	$159,910,964	$2,796,058

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,022,895	$10,817,638	$6,165,588
Noncash Items Included in Net Income:
Income (Loss) Allocated to Minority Interest	139,744	(24,702)	-0-
Depreciation & Amortization	10,087,318	7,585,304	5,795,924
Stock Based Compensation Expense	42,453	104,552	126,325
Loss (Gain) on Securities Transactions, net	3,660,283	(156,723)	(50,983)
(Gain) Loss on Sale of Investment Property	(6,790,616)	(4,634,564)	28,385
Changes in:
Tenant, Deferred Rent & Other Receivables	(145,943)	(26,814)	(285,543)
Prepaid Expenses & Other Assets	(270,352)	(277,752)	(402,870)
Accounts Payable, Accrued Expenses & Other Liabilities	(306,947)	(162,640)	614,730
NET CASH PROVIDED FROM OPERATING ACTIVITIES	17,438,835	13,224,299	11,991,556

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(18,838,680)	(28,560,668)	(36,925,204)
Capital Improvements & Purchases of Equipment	(15,271,228)	(3,811,670)	(174,425)
Decrease (Increase) in Construction in Progress	650,233	(290,597)	(359,636)
Proceeds from Sale of Real Estate	10,486,277	8,150,557	1,320,854
Purchase of Securities Available for Sale	(17,897,269)	(5,250,641)	(552,290)
Proceeds from Sale of Securities Available for Sale	962,822	4,225,963	3,999,595
Collections on Loans Receivable	76,843	10,188	-0-
NET CASH USED IN INVESTING ACTIVITIES	(39,831,002)	(25,526,868)	(32,691,106)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Mortgages	29,400,000	19,765,000	19,500,000
Principal Payments on Mortgages	(11,804,406)	(7,962,225)	(9,274,479)
Net Proceeds from (Payments on) Loans	12,050,947	(7,426,019)	8,218,544
Financing Costs on Debt	(631,608)	(435,963)	(350,173)
(Decrease) Increase in minority interest	(6,648)	509,507	-0-
Proceeds from Issuance of Common Stock	1,345,449	194,700	5,803,270
Proceeds from Issuance of Preferred Stock	-0-	31,584,466	-0-
Proceeds from Exercise of Options	99,820	-0-	142,600
Preferred Dividends Paid	(2,521,344)	(1,869,753)	-0-
Dividends Paid, Net of Reinvestments	(11,587,118)	(12,691,237)	(7,233,736)
NET CASH PROVIDED FROM FINANCING ACTIVITIES	16,345,092	21,668,476	16,806,026

Net Increase (Decrease) in Cash and Cash Equivalents	(6,047,075)	9,365,907	(3,893,524)
Cash and Cash Equivalents at Beginning of Year	11,395,337	2,029,430	5,922,954

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,348,262	$11,395,337	$2,029,430

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation (a Maryland corporation) and its  subsidiaries Corporation (the Company) operate as a real estate investment trust (REIT), deriving its income primarily from real estate rental operations.  As of September 30, 2008 and 2007, rental properties consisted of fifty-eight holdings.  These properties are located in twenty-five states:  Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Missouri, Mississippi,  North Carolina, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.  The Company also owns a portfolio of investment securities.

On July 31, 2007, the Company completed a strategic combination (the merger) with Monmouth Capital Corporation (Monmouth Capital). As a result of the merger, each issued and outstanding share of Monmouth Capital’s common stock, par value $1.00 per share (MCC Common Stock), was converted into and exchanged for the right to receive 0.655 (the exchange ratio) shares (the merger consideration) of the Company’s common stock, par value $0.01 per share (common stock). The Company issued 3,727,706 shares of common stock as the merger consideration.  Following consummation of the merger, Monmouth Capital’s outstanding 8.0% Convertible Subordinated Debentures due 2013 and 8.0% Convertible Subordinated Debentures due 2015 (the Debentures) remained outstanding obligations of Monmouth Capital and became convertible into shares of the Company’s common stock, at conversion prices adjusted to reflect the exchange ratio.  As a result of the merger, the Company acquired a controlling interest in fourteen industrial properties totaling approximately 1,035,000 square feet and REIT securities of approximately $2,700,000.

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

The purchase price is further allocated to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the respective tenant.  Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. Acquired above and below market leases are amortized to rental revenue over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles is amortized to amortization expense over the remaining lease term.  If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases and the in-place lease value is immediately charged to expense.

Securities Available for Sale

The Company classifies its securities among three categories:  Held-to-maturity, trading and available-for-sale. The Company’s securities at September 30, 2008 and 2007 are all classified as available-for-sale and are carried at fair value based on quoted market prices.  Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

A decline in the market value of any security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value.  Any impairment would be charged to earnings and a new cost basis for the security established.

Derivative Financial Instruments

The Company invested in futures contracts of ten-year treasury notes to reduce exposure of the debt securities portfolio to market rate fluctuations and to reduce the risk of refinancing fixed rate debt at higher interest rates.  These futures contracts do not qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 and No. 149.  The contracts are marked-to-market and the unrealized gain or loss is recorded in the income statement in Gain on Securities Transactions, net with corresponding amounts recorded in Other Assets or Other Liabilities on the balance sheet.  Gain or loss on settled futures contracts are also recorded as a component of Gain on Securities Transactions, net.  The Company closed out its futures contracts in May 2008.

Cash Equivalents

Cash and cash equivalents include all cash and investments with an original maturity of three months or less. The Company maintains its cash in bank accounts in amounts that may exceed federally insured limits.  The Company has not experienced any losses in these accounts in the past ..  The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.

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

Intangible Assets, Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases.  Upon termination of a lease, the unamortized portion is immediately charged to expense.  Amortization expense related to these intangible assets was $1,659,118, $735,683 and $369,809, for the years ended September 30, 2008, 2007 and 2006, respectively.  The Company estimates that aggregate amortization expense will be approximately $1,612,000, $1,567,000, $1,527,000, $1,428,000 and $1,370,000 for each of the years 2009, 2010, 2011, 2012 and 2013, respectively.  The weighted-average amortization period upon acquisition for intangible assets recorded during 2008 and 2007 was -0- and 8.5 years, respectively.

Costs incurred in connection with the execution of leases are deferred and are amortized over the term of the respective leases.  Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms.  Costs incurred in connection with obtaining mortgages and other financings and refinancing are deferred and are amortized over the term of the related obligations.  Unamortized costs are charged to expense upon prepayment of the obligation.  Amortization expense related to these deferred assets was $425,399 $304,352 and $236,574, for the years ended September 30, 2008, 2007 and 2006, respectively.  The Company estimates that aggregate amortization expense will be $484,000, $437,000, $397,000, $379,000 and 326,000 for the years 2009, 2010, 2011, 2012 and 2013, respectively.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income plus interest expense related to the Debentures by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period.  Interest expense of $1,199,200 and $599,600 for 2008 and 2007 and common shares totaling 1,413,319 related to potential conversion of the Debentures are excluded from the calculation for 2008 and 2007 due to their antidilutive effect.  Options to purchase common shares in the amount of 32,241, 98,922 and 49,791 are included in the diluted weighted average shares outstanding for 2008, 2007 and 2006, respectively.  As of September 30, 2008, 2007 and 2006, options to purchase 914,420, 53,710 and 310,000 shares, respectively, were antidilutive.

Stock Option Plan

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123).  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $42,453, $104,552 and $126,325 have been recognized in 2008, 2007 and 2006, respectively.  Included in Note No. 13 to these consolidated financial statements are the assumptions and methodology.

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

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) consists of unrealized gains or losses on securities available for sale.

Reclassifications

Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the financial statement presentation for the current year.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the Financial Statements on a recurring basis until fiscal years beginning after November 15, 2008.  In October 2008, the FASB issued FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of SFAS No. 157 for a financial asset in an inactive market.  The Company plans to adopt the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective October 1, 2008.

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

NOTE 2 – MERGER WITH MONMOUTH CAPITAL CORPORATION

On July 31, 2007, the Company merged with Monmouth Capital, a REIT, which had a controlling equity interest in fourteen industrial properties.  Monmouth Capital became a wholly-owned subsidiary of the Company.  Management believes the merger has provided a number of strategic and financial benefits.  The following are the industrial properties held by Monmouth Capital:

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
	1,034,717

These properties were subject to various mortgages as further detailed in Note No. 10.

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

During 2008, the Company finalized the allocation of purchase price resulting in a reclassification of $3,847,000 from intangible assets to real estate investments.  The final allocation of the aggregate purchase price to the tangible and intangible net assets, is as follows:

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

NOTE 3 – REAL ESTATE INVESTMENTS

The  following  is  a  summary  of  the  cost  and  accumulated  depreciation  of  the  Company's  land,  buildings, improvements and equipment at September 30, 2008 and 2007:

September 30, 2008			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation
ALABAMA:
Huntsville	Industrial	$742,500	$ 2,724,418	$223,857
ARIZONA:
Tolleson	Industrial	1,320,000	13,329,000	1,879,649
COLORADO:
Colorado Springs	Industrial	1,270,000	5,832,770	270,712
Denver	Industrial	1,150,000	5,202,267	365,933
CONNECTICUT:
Newington	Industrial	410,000	2,966,486	571,234
FLORIDA:
Cocoa	Industrial	1,881,316	8,623,564	110,554
Ft. Myers	Industrial	1,910,000	2,537,968	364,942
Jacksonville	Industrial	1,165,000	4,805,016	1,165,003
Lakeland	Industrial	261,000	1,621,163	62,352
Orlando	Industrial	2,200,000	6,133,800	78,638
Punta Gorda	Industrial	660,000	3,441,992	120,893
Tampa (FDX Ground)	Industrial	5,000,000	12,660,003	1,461,142
Tampa (FDX)	Industrial	2,830,000	4,704,531	279,900
Tampa (Kelloggs)	Industrial	1,867,000	3,684,794	146,593
GEORGIA:
Augusta (FDX Ground)	Industrial	613,000	4,436,367	289,629
Augusta (FDX)	Industrial	380,000	1,400,943	53,880
Griffin	Industrial	760,000	13,692,115	877,659
ILLINOIS:
Burr Ridge	Industrial	270,000	1,259,794	345,757
Elgin	Industrial	1,280,000	5,529,488	921,544
Granite City	Industrial	340,000	12,046,675	2,008,282
Montgomery	Industrial	1,365,000	9,860,683	375,212
Schaumburg	Industrial	1,039,800	3,866,158	1,135,973
Wheeling (2)	Industrial	5,112,120	13,399,758	451,152
IOWA:
Urbandale	Industrial	310,000	1,854,515	671,938
KANSAS:
Edwardsville	Industrial	1,185,000	5,835,401	820,680
MARYLAND:
Beltsville	Industrial	3,200,000	10,959,452	1,209,982
MICHIGAN:
Orion	Industrial	3,630,000	13,053,289	464,829
Romulus	Industrial	531,000	3,665,961	988,827
MINNESOTA:
White Bear Lake	Industrial	1,393,000	3,764,126	146,102

September 30, 2008 (cont’d)			Buildings
Property			Improvements &	Accumulated
Type		Land	Equipment	Depreciation
MISSOURI:
Kansas City	Industrial	660,000	4,068,374	157,025
Liberty	Industrial	723,000	6,519,412	1,758,992
O' Fallon	Industrial	264,000	3,569,775	1,190,981
St. Joseph	Industrial	800,000	11,753,964	2,260,262
MISSISSIPPI:
Jackson	Industrial	218,000	1,360,404	643,677
Richland	Industrial	211,000	1,267,000	452,642
NORTH CAROLINA:
Fayetteville	Industrial	172,000	4,687,862	1,335,297
Greensboro	Industrial	327,100	1,868,700	919,922
Monroe	Industrial	500,000	4,981,022	830,135
Winston-Salem	Industrial	980,000	5,670,918	954,856
NEBRASKA:
Omaha	Industrial	1,170,000	4,467,417	1,078,748
NEW JERSEY:
Carlstadt (2)	Industrial	1,194,000	3,645,501	116,822
Freehold Corporate Office	Equipment	-0-	50,469	48,386
Somerset (1)	Shopping Center	55,182	1,214,894	1,162,938
NEW YORK:
Cheektowaga	Industrial	4,768,000	3,883,971	192,748
Orangeburg	Industrial	694,720	2,999,606	1,509,712
OHIO:
Bedford Heights	Industrial	990,000	4,895,670	188,491
Richfield	Industrial	1,000,000	7,197,945	461,404
Union Township	Industrial	695,000	4,366,253	821,498
PENNSYLVANIA:
Monaca	Industrial	330,772	2,486,136	1,770,417
Quakertown	Industrial	1,014,000	1,806,000	72,621
SOUTH CAROLINA:
Hanahan (FDX)	Industrial	930,000	6,473,976	346,925
Hanahan (Norton)	Industrial	1,129,000	11,843,474	1,062,118
TENNESSEE:
Chattanooga	Industrial	300,000	4,464,711	171,713
Shelby County	Vacant Land	11,065	-0-	-0-
TEXAS:
El Paso (2)	Industrial	2,088,242	4,514,427	173,631
VIRGINIA:
Charlottesville	Industrial	1,170,000	2,845,000	693,006
Richmond (FDX)	Industrial	1,160,000	6,436,570	1,242,671
Richmond (Carrier)	Industrial	446,000	3,910,500	148,029
Roanoke	Industrial	1,853,000	4,817,298	179,215
WISCONSIN:
Cudahy	Industrial	980,000	8,375,200	1,084,382

Total as of September 30, 2008		$70,909,817	$319,334,946	$40,892,112

September 30, 2007			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation
ALABAMA:
Huntsville	Industrial	$742,500	$ 2,724,418	$157,203
ARIZONA:
Tolleson	Industrial	1,320,000	13,329,000	1,537,894
COLORADO:
Colorado Springs	Industrial	1,270,000	3,821,000	146,953
Denver	Industrial	1,150,000	3,890,300	249,368
CONNECTICUT:
Newington	Industrial	410,000	2,966,486	494,948
FLORIDA:
Ft. Myers	Industrial	1,910,000	2,533,575	296,761
Jacksonville	Industrial	1,165,000	4,785,266	1,034,444
Lakeland	Industrial	261,000	1,621,163	20,784
Punta Gorda	Industrial	660,000	2,990,000	38,333
Tampa (FDX Ground)	Industrial	5,000,000	12,660,003	1,136,488
Tampa (FDX)	Industrial	2,830,000	4,704,531	164,400
Tampa (Keebler)	Industrial	1,969,500	3,887,294	49,622
GEORGIA:
Augusta (FDX Ground)	Industrial	613,000	3,026,409	193,957
Augusta (FDX)	Industrial	380,000	1,400,943	17,961
Griffin	Industrial	760,000	13,692,115	526,739
ILLINOIS:
Burr Ridge	Industrial	270,000	1,259,794	309,408
Elgin	Industrial	1,280,000	5,529,488	779,768
Granite City	Industrial	340,000	12,046,675	1,699,210
Montgomery	Industrial	2,110,000	9,529,000	122,168
Schaumburg	Industrial	1,039,800	3,866,158	1,007,847
Wheeling (2)	Industrial	4,720,000	10,544,247	134,269
IOWA:
Urbandale	Industrial	310,000	1,854,515	616,749
KANSAS:
Edwardsville	Industrial	1,185,000	5,815,148	670,935
MASSACHUSETTS:
Franklin	Industrial	566,000	4,163,000	1,440,052
MARYLAND:
Beltsville	Industrial	3,200,000	5,958,773	993,091
MICHIGAN:
Orion	Industrial	3,630,000	11,581,000	148,468
Romulus	Industrial	531,000	3,665,961	894,832
MINNESOTA:
White Bear Lake	Industrial	1,470,000	3,566,000	45,718
MISSOURI:
Kansas City	Industrial	660,000	4,049,832	51,921
Liberty	Industrial	723,000	6,519,412	1,590,294
O' Fallon	Industrial	264,000	3,569,775	1,084,627
St. Joseph	Industrial	800,000	11,753,964	1,958,894

September 30, 2007 (cont’d)			Buildings
Property			Improvements &	Accumulated
Type		Land	Equipment	Depreciation
MISSISSIPPI:
Jackson	Industrial	218,000	1,357,269	595,545
Richland	Industrial	211,000	1,267,000	420,148
NORTH CAROLINA:
Fayetteville	Industrial	172,000	4,491,993	1,208,695
Greensboro	Industrial	327,100	1,868,700	862,043
Monroe	Industrial	500,000	4,981,022	702,422
Winston-Salem	Industrial	980,000	5,670,918	798,205
NEBRASKA:
Omaha	Industrial	1,170,000	4,425,500	964,482
NEW JERSEY:
Carlstadt (2)	Industrial	2,168,877	1,821,123	23,348
Freehold Corporate Office	Equipment	-0-	50,469	38,285
Ramsey	Industrial	52,639	1,361,358	920,426
Somerset (1)	Shopping Center	55,182	1,208,489	1,123,274
NEW YORK:
Cheektowaga	Industrial	1,278,656	5,098,343	65,365
Orangeburg	Industrial	694,720	2,999,606	1,410,724
OHIO:
Bedford Heights	Industrial	990,000	4,893,912	62,742
Richfield	Industrial	1,000,000	7,197,945	276,841
Union Township	Industrial	695,000	4,366,253	734,515
PENNSYLVANIA:
Monaca	Industrial	330,772	2,218,894	1,708,578
Quakertown	Industrial	1,069,500	1,905,500	24,423
SOUTH CAROLINA:
Hanahan (FDX)	Industrial	930,000	3,695,453	219,631
Hanahan (Norton)	Industrial	1,129,000	11,843,474	758,439
TENNESSEE:
Chattanooga	Industrial	300,000	4,464,711	57,240
Shelby County	Vacant Land	11,065	-0-	-0-
TEXAS:
El Paso (2)	Industrial	2,088,242	4,514,427	57,877
VIRGINIA:
Charlottesville	Industrial	1,170,000	2,845,000	620,058
Richmond (FDX)	Industrial	1,160,000	6,436,570	1,072,835
Richmond (Carrier)	Industrial	470,000	3,715,000	47,628
Roanoke	Industrial	1,853,000	4,817,298	58,663
WISCONSIN:
Cudahy	Industrial	980,000	8,355,417	865,725

Total as of September 30, 2007		$65,544,553	$291,176,889	$35,312,263

(1)

This represents the Company's 2/3 undivided interest in the property.

(2)

The Company owns a majority interest in the entities which own these properties.

NOTE 4 – ACQUISITIONS AND DISPOSITIONS

Fiscal 2008

Acquisitions

On November 30, 2007, the Company purchased an 89,101 square foot industrial building in Cocoa, Florida.  The building is 100% net-leased to FDX Ground through November 19, 2016.  The purchase price including closing costs was approximately $10,505,000. The Company obtained a mortgage of $7,150,000 (see Note No. 10) at a fixed interest rate of 6.29% and used its line of credit to fund the acquisition.

On September 25, 2008, the Company purchased an 110,638 square foot industrial building in Orlando, Florida.  The building is 100% net-leased to FDX through November 30, 2017.  The purchase price including closing costs was approximately $8,335,000.  The Company obtained a mortgage of $5,800,000 (see Note No. 10) at a fixed interest rate of 6.56% and used proceeds from the sale of the industrial property in Franklin, Massachusetts to fund the acquisition.  This property is the replacement property in a like-kind exchange transaction that will qualify for tax-deferred treatment under Section 1031 of the Internal Revenue Code (see disposition below).

Dispositions

On June 3, 2008, the Company sold an 84,376 square foot industrial building in Franklin, Massachusetts for $6,685,000 ($79 per square foot).  The property was leased to Kellogg Sales Company at   the time of the sale and was leased through January 2010 at an annual rent of approximately $6.25 per square foot or $527,000.  The Company recognized a gain on the sale of $3,268,496.  The operating results and gain on sale are presented as discontinued operations.  The property was not subject to a mortgage, and is intended to serve as the relinquished property in a 1031 like-kind exchange transaction.

On July 22, 2008, the Company sold its 44,719 square foot industrial property in Ramsey, New Jersey to HSM Acquisitions Partners, Inc. and other related parties, for a selling price of $4,050,000.  The decision to sell the property and the terms of the sale were recommended by the Company’s Business Judgment Committee, whose members consist of independent directors.  The Business Judgment Committee obtained an independent appraisal of the property to assist in determining the contract terms.    The Company believes that the terms of the sale are comparable to what the Company could have agreed to with an unrelated party.  The purchaser is not a totally unrelated party in that a one-third interest in the purchasing group is the President of the Company’s real estate advisor who is also related to one of the Directors of the Company.  The majority of the purchasing entity is not a related party.  No real estate commission was paid on this transaction.  The operating results and gain on sale are presented as discontinued operations.  The Company recognized a gain on the sale of $3,522,120.

Expansions:

The Company expanded the industrial building in Beltsville, Maryland.  Construction was completed in August 2008 and total costs are expected to be approximately $5,400,000.  The building was expanded from 109,705 square feet to 147,668 square feet.   Annual rent increased from $898,835 ($8.19 per square foot) to $1,426,104 ($9.66 per square foot) and the lease was extended through July 2018.

The Company expanded the industrial building leased to FDX Ground in Augusta, Georgia.  Construction was completed in August 2008 and total costs are expected to be approximately $1,665,000.  The building was expanded from 38,210 square feet to 59,358 square feet.   Annual rent increased from $278,579 ($7.29 per square foot) to $453,457 ($7.64 per square foot) and the lease was extended through August 2018.

The Company expanded the industrial building leased to FDX Ground in Hanahan, South Carolina.  Construction was completed in July 2008 and total costs are expected to be approximately $2,900,000.  The building

was expanded from 54,286 square feet to 91,776 square feet.   Annual rent increased from $373,823 ($6.89 per square foot) to $675,239 ($7.36 per square foot) and the lease was extended through July 2018.

The Company expanded the industrial building leased to FDX Ground in Denver, Colorado.  Construction was completed in July 2008 and total costs are expected to be approximately $1,412,000.  The building was expanded from 60,361 square feet to 69,865 square feet.   Annual rent increased from $421,460 ($6.98 per square foot) to $564,206 ($8.08 per square foot) and the lease was extended through July 2018.  In addition to this expansion, the Company had agreed to purchase an additional 2.19 acres of land adjacent to the existing property to accommodate future development anticipated by the tenant.  This purchase is now not expected to close and FDX Ground will reimburse the Company for funds expended to date of $100,000.

The Company expanding the industrial building leased to FDX Ground in Colorado Springs, Colorado.  Construction was completed in September 2008 and total costs are expected to be approximately $2,300,000.  The building was expanded from 53,202 square feet to 68,370 square feet.   Annual rent increased from $411,823 ($7.74 per square foot) to $644,729 ($9.43 per square foot) and the lease was extended through September 2018.

Fiscal 2007

Acquisitions

On December 8, 2006, the Company purchased an 83,000 square foot industrial building in Roanoke, Virginia.  The building is 100% net-leased to DHL through December 7, 2016 with a lease guaranteed by Airborne Freight Corporation.  The purchase price including closing costs was approximately $7,171,000.  The Company initially used proceeds from the December 2006 preferred stock offering to finance the acquisition.  On April 11, 2007, the Company obtained a $4,725,000 mortgage (see Note No. 10).  Management estimated that the value allocated to the lease in place at purchase was approximately $463,810.

On July 31, 2007, the Company merged with Monmouth Capital Corporation. See information on properties held by Monmouth Capital in Note No. 2.

On August 3, 2007, the Company purchased a 193,371 square foot industrial building in Orion, Michigan.  The building is 100% net-leased for ten years to FedEx Ground Package Systems, Inc., a subsidiary of FDX.  The purchase price including closing costs was approximately $17,260,000.  The Company paid $100,000 in cash, obtained a mortgage of $12,200,000 and obtained the balance from its margin loan.  The mortgage is payable at a fixed rate of 6.57% and matures on August 31, 2017.  Management estimated that the value allocated to the lease in-place at purchase was approximately $497,000.

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

Dispositions

On August 3, 2007, the Company sold a 144,520 square foot industrial building in South Brunswick for $8,501,500.  The property was vacant at the time of the sale and was formerly leased through November 30, 2006 at an annual rent of approximately $5.25 per square foot or $759,000.  The Company recognized a gain on the sale of $4,634,564.  The operating results and gain on sale are presented as discontinued operations.  In connection with the sale, the Company loaned the buyer $190,000 in exchange for a promissory note.  The promissory note, which was at an interest rate of 7.0%, was originally due August 30, 2007.  The maturity date was extended to April 30, 2008 and the interest rate was increased to 8% as of November 1, 2007.  Subsequent to year end, the buyer paid all interest due through October 31, 2007 and agreed to a $5,000 principal payment per month plus interest until the due date, when the remaining $160,000 plus interest will be due.  The Company has stopped accruing interest on this note and has recorded an allowance of $100,000 as of September 30, 2008.  The balance outstanding on the note as of September 30, 2008 was $183,167 which includes principal of $175,000 and accrued interest of $8,166.67.

Expansions

The Company expanded the industrial building in Cudahy, Wisconsin during 2007.  The building was expanded from 114,123 square feet to 139,564 square feet with total construction cost of approximately $3,216,000.

The annual rent increased from $572,123 ($5.01 psf) to $886,122 ($6.35 psf) upon the completion of the expansion in July 2007 and the lease was extended through 2017.

Monmouth Capital expanded the industrial building in Wheeling, Illinois which was acquired in the merger.   The building was expanded from 107,160 square feet to 123,000 square feet at an estimated construction cost of approximately $1,358,000.  The annual rent increased from $1,019,052 ($9.51 psf) to $1,218,600 ($9.90 psf) upon the completion of the expansion in July 2007, and the lease was extended through 2017.  The Company also expanded the parking lot at the building for total anticipated costs of approximately $1,988,000.  As of September 30, 2007, construction in progress related to the parking lot was $231,260.  The parking lot expansion was completed in November 2007 at which time the annual rent increased from $1,218,600 ($9.90 psf) to $1,385,532 ($11.26 psf).

NOTE 5 – LOANS RECEIVABLE AND OTHER ASSETS

The Company assumed loans receivable in the merger with Monmouth Capital.  The following is a summary of the loans held as of September 30, 2008 and 2007:

	Rate	Date	9/30/08	9/30/07

Financed Manufactured Homes	10%-15%	Various	$472,147	$543,820
Allowance for Losses			(14,711)	(9,541)

Loans Receivable, net			$457,436	$534,279

From 1994 through March 2001, Monmouth Capital sold and financed manufactured home units.  Inventory related to repossessions totaled $21,805 as of September 30, 2007 and are recorded at lower of cost or market.  The inventory of repossessed manufactured homes existing as of September 30, 2007 was sold to UMH during the year at book value.

At September 30, 2008 and 2007, loans receivable consists of 29 and 32 loans, respectively.  These loans range from approximately $1,000 to approximately $51,000.  Loans receivable for financed manufactured homes are secured by the property financed. Generally, the terms of the loans do not exceed 20 years.

Other Assets consists of the following as of September 30, 2008 and 2007:

	9/30/08	9/30/07

Deposits and pre-acquisition costs	$66,099	$173,275
Construction in progress	-0-	650,233
Unrealized gain on open futures contracts	-0-	102,657
Inventory	-0-	21,805
Total	$66,099	$947,970

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the estimated value of the leases in-place at acquisition for the following properties and are amortized over the term of the lease:

	9/30/08	9/30/07

Denver, CO	$90,000	$90,000
Hanahan, SC (Norton)	1,524,000	1,524,000
Augusta, GA	210,000	210,000
Richfield, OH	440,000	440,000
Colorado Springs, CO	440,000	440,000
Griffin, GA	684,525	684,525
Roanoke, VA	463,810	463,810
Carlstadt, NJ	95,000	-0-
White Bear Lake, MN	-0-	464,000
Cheektowaga, NY	-0-	1,003,000
Wheeling, IL	2,151,000	3,918,000
Richmond, VA (Carrier)	104,000	515,000
Quakertown, PA	630,000	665,000
Montgomery, IL	-0-	261,000
Tampa, FL (Kelloggs)	19,000	20,000
Lakeland, FL	136,727	136,727
El Paso, TX	1,423,449	1,423,449
Chattanooga, TN	26,651	26,651
Bedford Heights, OH	328,836	328,836
Kansas City, MO	193,641	193,641
Orion, MI	497,000	2,049,000
Punta Gorda, FL	-0-	480,000
Total	9,457,639	15,336,639
Accumulated Amortization	(2,219,496)	(907,352)
Net	$7,238,143	$14,429,287

Effective March 31, 2008, the Company finalized the purchase price allocation associated with the merger of Monmouth Capital and certain other acquisitions which occurred during 2007 and $5,879,000 was reclassified from Intangible Assets to Real Estate Investments.

Amortization expense related to these intangible assets was $1,659,118, $735,683 and $369,809 for the years ended September 30, 2008, 2007 and 2006, respectively.  The Company estimates that aggregate amortization expense will be approximately $1,612,000, $1,567,000, $1,527,000, $1,428,000 and $1,370,000 for each of the years 2009, 2010, 2011, 2012 and 2013, respectively.

NOTE 7 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company has approximately 6,068,000 square feet of property, of which approximately 2,793,000 square feet, or 46%, is leased to FDX and subsidiaries (17% to FDX and 29% to FDX subsidiaries) and approximately 279,000 square feet, or 5%, is leased to Keebler Company (a subsidiary of the Kellogg Company).   Rental and reimbursement revenue from FDX and subsidiaries totaled approximately $21,918,000, $14,266,000 and $12,383,000 for the years ended September 30, 2008, 2007 and 2006, respectively.  Rental and reimbursement revenue from Keebler/Kellogg totaled approximately $2,081,000 $1,891,000 and $1,613,000 for the years ended September 30, 2008, 2007 and 2006, respectively.  During 2008, 2007 and 2006, rental income and occupancy charges from properties leased to these companies approximated 61%, 55% and 55% of total rental and reimbursement revenue, respectively.

Information on these tenants is provided below.   The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.

Tenant	S&P Credit Rating at September 30, 2008
Federal Express Corporation (FDX)	BBB/Stable/NR

Kellogg Company (K)	BBB+/Stable/A-2

NOTE 8 – DISCONTINUED OPERATIONS

Discontinued operations in 2008 include the operations of properties in Franklin, Massachusetts and Ramsey, New Jersey which were sold in 2008.  Discontinued operations in 2007 include the 2 properties sold in 2008 and a vacant property in S. Brunswick, New Jersey sold in August 2007.  Discontinued operations in 2006 include the three aforementioned properties sold in 2008 and 2007 and a vacant property in Wichita, Kansas which was sold in March 2006.  The following table summarizes the components of discontinued operations:

	2008	2007	2006

Rental and reimbursement revenue	$707,740	$1,113,902	$1,845,670
Real Estate Taxes	(76,598)	(261,244)	(306,233)
Operating Expenses	(45,388)	(151,188)	(115,325)
Depreciation	(86,858)	(230,982)	(320,409)
Income from Operations of Disposed Property	498,896	470,488	1,103,703
Gain (Loss) on Sale of Investment Property	6,790,616	4,634,564	(28,385)
Income from Discontinued Operations	$7,289,512	$5,105,052	$1,075,318

Cash flows from discontinued operations for the year ended September 30, 2008, 2007 and 2006 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2008	2007	2006

Cash flows from Operations	($6,253,279)	($4,013,412)	1,462,801
Cash flows from Investing Activities	10,486,277	8,150,557	1,320,854
Cash flows from Financing Activities	(4,232,998)	(4,137,145)	(2,783,655)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 9 – SECURITIES AVAILABLE FOR SALE

Dividend income for the years ended September 30, 2008, 2007 and 2006 totaled $1,659,665, $1,292,636 and $913,721, respectively.  Interest income for the years ended September 30, 2008, 2007 and 2006 totaled $211,597, $174,808 and $114,430, respectively.

The Company received proceeds of $962,822, $4,225,963 and $3,999,595, on sales or redemptions of securities available for sale during 2008, 2007 and 2006, respectively.  The Company recorded the following (Loss) Gain on Securities Transactions, net:

	2008	2007	2006

Gross realized gains	$225,678	$471,707	$73,480
Gross realized losses	(38,880)	(45,561)	(50,844)
Net gain (loss) on closed futures contracts	(742,307)	(272,080)	188,534
Unrealized gain (loss) on open futures contracts	-0-	102,657	(87,187)
Impairment loss	(3,104,774)	(100,000)	(73,000)
Total	($3,660,283)	$156,723	$50,983

During 2008, 2007 and 2006, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations and the risk of rolling over the fixed rate debt at higher rates.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The Company closed out its contract as of May 2008.  There were no open contracts as of September 30, 2008.  The fair value of the derivatives at September 30, 2007 and 2006 was a gain (loss) of $102,657 and ($87,187), respectively, and is included in gain on securities transactions, net.

During 2008, 2007 and 2006, the Company recorded a (loss) gain of ($742,307), ($272,080) and $188,534, respectively, on settled futures contracts.  During 2008, 2007 and 2006, the Company recognized a loss of $3,104,774, $100,000 and $73,000, respectively, due to writing down the carrying value of securities available for sale, which were considered other than temporarily impaired.

The Company’s securities available for sale consist primarily of debt securities and common and preferred stock of other REITs.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

The following is a listing of investments in debt and equity securities at September 30, 2008:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
AMB Property Corporation	O	7.00%	7,400	$159,600	$136,160
American Land Lease, Inc.	P	7.75%	17,000	340,763	272,000
Apartment Management and Investment Co.	T	8.00%	36,000	838,708	639,000
Brandywine Realty Trust	C	7.50%	3,000	57,410	47,040
Brandywine Realty Trust	D	7.375%	18,700	418,606	264,605
CapLease, Inc.	A	8.125%	3,000	58,718	52,320
CBL & Associates Properties, Inc.	C	7.75%	19,000	413,214	290,700
Corporate Office Properties Trust	H	7.50%	16,000	389,885	320,000
Cousins Properties, Inc.	B	7.50%	44,000	982,290	748,000
Developers Diversified Realty Corporation	H	7.375%	22,000	525,462	309,320
Digital Realty Trust, Inc.	A	8.50%	12,500	295,368	234,375
Digital Realty Trust, Inc.	B	7.875%	5,100	110,366	97,920
Duke Realty Corp	O	8.375%	29,000	714,836	536,210
Entertainment Properties Trust	D	7.375%	5,800	112,953	83,056
FelCor Lodging Trust Incorporated	A	$ 1.95	28,500	560,755	349,125
FelCor Lodging Trust Incorporated	C	8.00%	24,700	476,535	271,700
First Industrial Realty Trust, Inc.	J	7.25%	3,000	57,668	48,750
First Industrial Realty Trust, Inc.	K	7.25%	3,000	57,420	49,170
Glimcher Realty Trust	F	8.75%	3,000	44,138	34,740
Glimcher Realty Trust	G	8.125%	14,000	206,068	148,120
Grace Acquisitions I	B	8.75% (1)	31,000	331,328	243,164
Health Care REIT, Inc.	D	7.875%	12,500	308,105	271,000
Hospitality Properties Trust	B	8.875%	32,000	742,584	512,000
Host Hotels & Resorts, Inc.	E	8.875%	2,500	62,495	43,500
HRPT Properties Trust	B	8.75%	11,800	296,273	197,886
HRPT Properties Trust	D	6.05%	38,000	694,093	524,400
Innkeepers USA	P	8.00%	30,000	358,628	180,000
iStar Financial, Inc.	E	7.875%	42,000	892,267	235,200
Kimco Realty Corporation	G	7.75%	34,500	820,336	704,145
LaSalle Hotel Properties	B	8.375%	7,200	156,785	135,000
LaSalle Hotel Properties	D	7.50%	25,000	528,212	362,500
LaSalle Hotel Properties	E	8.00%	3,000	62,768	51,750
Lexington Realty Trust	B	8.04%	24,700	562,005	372,970
Lexington Realty Trust	C	6.50%	9,500	364,456	318,725
Lexington Realty Trust	D	7.55%	3,000	51,018	40,425
LTC Properties, Inc.	F	8.00%	19,000	466,558	397,100
Maguire Properties, Inc.	A	7.625%	30,600	362,408	290,700
National Retail Properties, Inc.	C	7.375%	17,900	399,770	357,964
Omega Healthcare Investors, Inc.	D	8.375%	16,400	397,301	359,160
Post Properties, Inc.	B	7.625%	12,800	293,690	179,200
PS Business Parks	H	7.00%	20,700	452,082	359,766
PS Business Parks	M	7.20%	23,000	532,697	378,350
ProLogis	G	6.75%	5,000	121,828	85,500
Regency Centers Corp	E	6.70%	2,500	51,530	43,725
Saul Centers, Inc.	A	8.00%	18,000	450,000	405,000

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

SL Green Realty Corporation	C	7.625%	26,000	639,611	445,380
SL Green Realty Corporation	D	7.875%	5,500	132,213	95,150
Supertel Hospitality, Inc.	A	8.00%	17,000	170,004	136,000
Taubman Centers, Inc.	G	8.00%	20,000	478,998	430,000
Taubman Centers, Inc.	H	7.625%	5,900	131,981	118,000
Thornburg Mortgage, Inc.	F	10.00% (1)	2,000	8,500	1,100
Vornado Realty Trust	I	6.625%	9,300	190,778	153,450
Total Equity Securities - Preferred Stock				18,332,065	13,360,521

Equity Securities - Common Stock
American Land Lease, Inc.		4,000	92,862	77,720
Brandywine Realty Trust		18,679	300,653	299,424
CapLease, Inc.		11,000	88,236	87,230
CBL & Associates Properties, Inc.		20,000	447,917	401,600
Colonial Properties Trust		20,000	431,761	373,800
Duke Realty Corp		5,000	118,327	122,900
FelCor Lodging Trust Incorporated		45,000	465,794	322,200
First Industrial Realty Trust, Inc.		20,000	512,608	573,600
Getty Realty Corporation		7,000	119,547	155,190
Glimcher Realty Trust		10,000	100,907	104,400
Hospitality Properties Trust		20,000	490,831	410,400
HRPT Properties Trust		40,000	308,816	275,600
iStar Financial, Inc.		29,400	388,374	76,440
Liberty Property Trust		2,000	69,531	75,300
Mack-Cali Realty Corporation		3,100	93,165	104,997
Mission West Properties, Inc.		60,100	622,321	585,374
Pennsylvania Real Estate Investment Trust		25,000	513,422	471,250
Sun Communities, Inc.		118,000	2,468,432	2,337,580
Thornburg Mortgage, Inc.		4,050	8,181	7,088
UMH Properties, Inc. (2)		109,745	1,151,350	762,728
Total Equity Securities - Common Stock			8,793,035	7,624,821

Debt Securities:
Government National Mortgage Association (GNMA)	6.5%	500,000	20,014	20,321
Total Debt Securities			20,014	20,321

Total Securities Available for Sale			$27,145,114	$$21,005,663

(1)  Issuer suspended dividend during 2008.

(2)  Investment is an affiliate.  See footnote 14 for further discussion.

The following is a listing of investments in debt and equity securities at September 30, 2007:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
American Land Lease, Inc.	P	7.75%	5,000	$109,228	$111,250
Apartment Management and Investment Co.	T	8.00%	13,000	325,000	321,750
Brandywine Realty Trust	D	7.375%	8,000	196,400	188,800
Corporate Office Properties Trust	H	7.50%	14,000	346,400	329,000
Developers Diversified Realty Corporation	H	7.375%	17,000	425,000	408,850
Equity Inns, Inc.	B	8.75%	31,000	758,750	534,750
FelCor Lodging Trust Incorporated	A	$ 1.95	11,000	250,812	258,060
FelCor Lodging Trust Incorporated	C	8.00%	5,000	125,136	118,800
Health Care REIT, Inc.	D	7.875%	8,500	213,110	213,690
Hospitality Properties Trust	B	8.875%	1,000	25,356	25,070
HRPT Properties Trust	B	8.75%	12,000	302,733	303,840
Innkeepers USA	P	8.00%	29,000	580,000	464,000
iStar Financial, Inc.	E	7.875%	16,000	400,000	370,240
LaSalle Hotel Properties	D	7.50%	6,500	162,504	147,745
Lexington Corporate Properties Trust	B	8.04%	14,700	367,500	362,502
LTC Properties, Inc.	F	8.00%	14,000	349,750	339,640
Maguire Properties, Inc.	A	7.625%	29,600	656,290	636,696
Omega Healthcare Investors, Inc.	D	8.375%	9,500	237,500	235,220
Post Properties, Inc.	B	7.625%	6,000	148,028	146,460
PS Business Parks	H	7.00%	6,000	150,000	135,000
PS Business Parks	M	7.20%	18,000	432,540	418,680
ProLogis	G	6.75%	4,000	100,000	92,560
Saul Centers, Inc.	A	8.00%	18,000	450,000	444,960
SL Green Realty Corporation	C	7.625%	24,000	596,600	586,800
Supertel Hospitality, Inc.	A	8.00%	17,000	170,004	229,330
Total Equity Securities - Preferred Stock				7,878,641	7,423,693

Equity Securities - Common Stock
American Land Lease, Inc.		2,000	$51,857	$44,860
Cogdell Spencer, Inc.		5,000	109,356	92,500
DCT Industrial, Inc.		1,000	12,250	10,470
Health Care Property Investors		23,000	527,738	762,910
iStar Financial, Inc.		12,500	444,897	424,875
Mission West Properties, Inc.		60,100	622,321	730,215
Sun Communities, Inc.		110,000	3,588,074	3,308,801
Thornburg Mortgage, Inc.		15,500	199,936	199,175
UMH Properties, Inc. (2)		30,000	414,000	417,600
Total Equity Securities - Common Stock			5,970,429	5,991,406

Debt Securities:
Government National Mortgage Association (GNMA)	6.5%	500,000	21,880	21,893
Total Debt Securities			21,880	21,893

Total Securities Available for Sale			$13,870,950	$13,436,992

(2) Investment is an affiliate.  See Note No. 14 for further discussion.

The Company had 66 securities that were temporarily impaired investments at September 30, 2008.  The following is a summary:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$8,481,120	$2,494,321	$4,879,401	$2,477,223
Common stock	6,410,714	1,275,376	77,720	15,142
Total	$14,891,834	$3,769,697	$4,957,121	$2,492,365

The following is a summary of the range of losses:

Number of Individual Securities	Range of Loss

10	Less than or equal to 10%
25	Less than or equal to 20%
16	Less than or equal to 30%
9	Less than or equal to 40%
3	Less than or equal to 50%
3	Greater than 50%

The Company has determined that these securities are temporarily impaired as of September 30, 2008.  The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery.

The Company had margin loan balances of $2,299,947 and $-0- as of September 30, 2008 and 2007, respectively, which were collateralized by the securities portfolio.

NOTE 10 - MORTGAGE NOTES, LOANS PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES

Mortgage Notes Payable:

The following is a summary of mortgage notes payable at September 30, 2008 and 2007:

Property	Fixed Rate	Maturity Date	Balance 9/30/08	Balance 9/30/07

O’Fallon, MO	8.50%	12/01/07	$-0-	$26,342
Jackson, MS	8.50%	08/01/08	-0-	75,794
Tampa, FL (Kellogg)	5.24%	03/01/10	534,710	554,592
White Bear Lake, MN	7.04%	01/01/12	2,312,693	2,509,913
Winston Salem, NC	7.10%	02/01/12	3,872,111	4,040,674
Schaumburg, IL	8.48%	07/01/12	1,323,003	1,610,533
Montgomery, IL	6.50%	11/01/12	5,839,349	5,989,225
Tolleson, AZ	5.80%	11/01/12	7,972,908	8,564,284
Ft. Myers, FL	6.33%	12/01/12	2,637,935	2,749,558
Liberty, MO	7.065%	03/01/13	2,005,972	2,379,784
Fayetteville, NC	6.63%	06/01/13	3,550,000	-0-
Augusta, GA (FDX)	6.63%	06/01/13	1,125,000	-0-
Lakeland, FL	6.63%	06/01/13	1,375,000	-0-
Romulus, MI	7.56%	07/01/13	1,262,421	1,454,182
Burr Ridge, IL	8.00%	01/01/14	477,558	579,825
Omaha, NE	7.15%	01/01/14	1,949,017	2,244,456
Charlottesville, VA	6.90%	07/01/14	1,395,821	1,587,058
Tampa, FL (Kellogg)	5.71%	03/01/15	3,046,894	3,155,067
Union Township, OH	8.25%	03/01/15	-0-	1,932,648
Richmond, VA (FDX)	6.12%	12/01/15	3,331,966	3,691,499
St. Joseph, MO	8.12%	03/01/16	5,728,114	6,218,693
Wheeling, IL	5.68%	03/01/16	6,253,177	6,569,530
Beltsville, MD	7.53%	05/01/16	3,854,395	4,217,842
Cudahy, WI	8.15%	05/01/16	2,774,983	3,029,277
Newington, CT	8.10%	05/01/16	1,597,852	1,746,781
Granite City, IL	7.11%	11/01/16	6,329,209	6,889,094
Griffin, GA	6.37%	10/01/16	9,471,388	9,744,087
Jacksonville, FL	6.92%	12/01/16	2,136,915	2,403,233
Jacksonville, FL	6.00%	12/01/16	1,300,000	-0-
Monroe, NC	7.11%	12/01/16	2,739,207	2,956,066
El Paso, TX	5.40%	01/05/17	5,597,572	5,825,039
Chattanooga, TN	5.96%	05/01/17	3,016,609	3,144,244
Elgin, IL	6.97%	05/01/17	3,494,333	3,778,236
Hanahan, SC (Norton)	7.36%	05/01/17	7,685,724	7,872,578
Roanoke, VA	5.96%	05/30/17	4,479,678	4,650,415
Kansas City, MO	6.11%	07/01/17	3,156,934	3,236,079
Edwardsville, KS	7.375%	07/01/17	3,539,226	3,791,462
Orion, MI	6.57%	08/01/17	11,894,901	12,175,332
Cheektowaga, NY	6.78%	10/01/17	2,217,304	2,390,355
Punta Gorda, FL	6.29%	10/01/17	2,766,650	2,840,000

Property	Fixed Rate	Maturity Date	Balance 9/30/08	Balance 9/30/07

Cocoa, FL	6.29%	12/01/17	6,996,921	-0-
Richfield, OH	5.22%	01/01/18	5,334,180	5,555,622
Bedford Heights, OH	5.96%	01/05/18	3,836,642	3,947,158
Union Township, OH	6.80%	06/01/18	3,553,377	-0-
Tampa, FL (FDX)	5.65%	04/01/18	5,424,686	-0-
Orlando, FL	6.56%	10/01/18	5,800,000	-0-
Tampa, FL (FDX Gr)	6.00%	03/01/19	11,051,227	11,474,697
Denver, CO	6.07%	11/01/19	2,969,400	3,151,839
Hanahan, SC (FDX Gr)	5.54%	01/21/20	2,893,827	3,056,375
Augusta, GA (FDX Gr)	5.54%	01/27/20	2,104,979	2,223,217
Huntsville, AL	5.50%	03/01/20	2,085,660	2,212,270
Colorado Springs, CO	5.41%	01/01/21	3,138,089	3,328,278
Carlstadt, NJ	7.75%	08/15/21	1,923,643	1,962,684
Carlstadt, NJ	5.95%	05/17/27	788,472	816,121

Total Mortgage
Notes Payable			$191,947,632	$174,352,038

Principal on the foregoing debt is scheduled to be paid as follows:

Year Ending September 30,	2009	$10,928,540
	2010	12,201,898
	2011	12,586,631
	2012	17,790,855
	2013	29,966,643
	Thereafter	108,473,065

		$191,947,632

Loans Payable:

Capital One, N.A.

The Company closed on a $25,000,000 line of credit with Capital One, N.A. (formerly North Fork Bank) on June 28, 2006 (the old line).  On June 9, 2008, the Company modified its line of credit agreement (the modified line).  The new $15,000,000 modified line is unsecured and can be used for working capital purposes or acquisitions.  This modified line replaces the $25 million old line of credit which was designated $5 million for working capital and $20 million for acquisitions and was at a variable rate of LIBOR plus 185 basis points. The modified line’s rate is variable at LIBOR plus 200 basis points and its term is through March 31, 2011.   The interest rate was 4.49% as of September 30, 2008 on the modified line and 7.68%, as of September 30, 2007 on the old line.   The Company must keep not less than $1,000,000 in average net collected balances at Capital One, N.A. and meet certain loan covenants as contained in the loan agreement, including a 65% loan to value ratio on certain negatively pledged properties.    Fees paid related to this modification in 2008 were $43,675 and are being amortized over the term of the modified line.  The balance outstanding as of September 30, 2008 and 2007 was $12,251,000 and $2,500,000, respectively.

Margin Loans

The Company uses margin loans for purchasing securities, for temporarily funding for acquisitions, and for working capital purposes.  The interest rate charged on the margin loan is the bank’s margin rate and was 3.75% and 7.00% as of September 30, 2008 and 2007, respectively and is due on demand.  At September 30, 2008 and 2007, the margin loans totaled $2,299,947 and $-0-, respectively and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

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

The Company may redeem the 2013 Debentures, at its option, in whole or in part, at any time on and after October 31, 2004 at the redemption prices set below.  The redemption price, expressed as a percentage of the principal amount, is 100% for the 12-month period beginning on:

Period	Redemption Price

October 23, 2008	105%
October 23, 2009 and thereafter	100%

In each case, the Company will pay accrued and unpaid interest to, but excluding, the date fixed for redemption.    No sinking fund is provided for the 2013 Debentures.   On October 10, 2008, the Company repurchased $1,000,000 principal amount of 2013 Debentures from UMH Properties, Inc, (a related REIT).

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

NOTE 11 - OTHER LIABILITIES

Other liabilities consist of the following:

	9/30/08	9/30/07

Deferred rent liability	$-0-	$18,096
Below market lease intangible liability	398,424	457,791
Rent paid in advance	1,435,060	1,270,467
Tenant security deposits	227,055	254,137
Other	54,088	54,088
Total	$2,114,627	$2,054,579

NOTE 12 - STOCK OPTION PLAN

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

During the year ended September 30, 2008, eleven employees were granted options to purchase a total of 245,000 shares.  The fair value of these options was approximately $64,150 based on the assumptions noted below and is being amortized over the 1-year vesting period.  No options were granted, exercised or expired during 2007.  Due to the merger with Monmouth Capital, options to purchase 214,000 shares of Monmouth Capital became exercisable in accordance with their existing terms for 140,170 shares of the Company stock at exercise prices adjusted for the stock conversion ratio.   To the extent that an option to purchase Monmouth Capital common stock was not yet vested at the effective time of the merger, the option remained subject to the same terms and conditions of vesting as in effect immediately before the merger.

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 2008 and 2006:

	2008	2006

Dividend yield	7.59%	7.43%
Expected volatility	15.08%	16.07%
Risk-free interest rate	3.20%	4.77%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

A summary of the status of the Company’s stock option plan as of September 30, 2008, 2007 and 2006 is as follows:

		2008		2007		2006
	2008 Shares	Weighted Average Exercise Price	2007 Shares	Weighted Average Exercise Price	2006 Shares	Weighted Average Exercise Price

Outstanding at beginning
of year	1,101,170	$7.75	961,000	$7.75	731,000	$7.62
Granted	245,000	7.91	-0-	-0-	250,000	8.07
Monmouth Capital Converted Options	-0-	-0-	140,170	7.59	-0-	-0-
Exercised	(14,000)	7.13	(-0-)	-0-	(20,000)	7.13
Expired	(-0-)	-0-	(-0-)	-0-	(-0-)	-0-
Outstanding at end of year	1,332,170	7.77	1,101,170	7.73	961,000	7.75

Exercisable at end of year	1,087,170		1,047,460		711,000

Weighted-average fair
value of options granted
during the year		$.26		$-0-		$.47

The following is a summary of stock options outstanding as of September 30, 2008:

Date of Grant	Number of Grants	Number of Shares	Option Price	Expiration Date

10/04/01	1	32,750	$5.04	10/04/09
06/21/02	11	167,000	7.13	06/21/10
01/22/03	1	65,000	6.90	01/22/11
05/20/04	10	155,000	7.41	05/20/12
08/03/04	1	65,000	7.89	08/03/12
08/10/05	11	245,000	8.28	08/10/13
09/10/05	11	53,710	8.70	09/10/13
08/02/06	1	65,000	8.15	08/02/14
09/12/06	11	185,000	8.04	09/12/14
01/22/07	11	53,710	8.05	01/22/15
12/12/07	1	65,000	8.22	12/12/15
03/10/08	10	180,000	7.80	03/10/16
		1,332,170

As of September 30, 2008, there were options to purchase 1,255,000 shares available for grant under the 2007 Plan.

NOTE 13 - INCOME FROM LEASES

The Company derives income primarily from operating leases on its commercial properties.  In general, these leases are written for periods up to ten years with various provisions for renewal.  These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.  Minimum base rents due under noncancellable leases as of September 30, 2008 are approximately scheduled as follows:

Fiscal Year	Amount
2009	$33,032,000
2010	30,564,000
2011	28,218,000
2012	23,947,000
2013	19,374,000
thereafter	61,591,000
Total	$196,726,000

NOTE 14 - RELATED PARTY TRANSACTIONS

Eugene W. Landy received $18,000, $19,000 and $16,000 during 2008, 2007 and 2006 as Director.  The firm of Eugene W. Landy received $17,500, $-0- and $-0- during 2008, 2007 and 2006, respectively, as legal fees. On January 1, 2004, Eugene W. Landy’s Employment Agreement with the Company was amended to extend for five years to December 31, 2009.  Mr. Landy’s amended Employment Agreement provides for (1) an increase in his annual base compensation from $150,000 to $175,000; (2) an increase in his severance payment from $300,000 payable $100,000 a year for three years to $500,000 payable $100,000 a year for five years; and (3) an increase from $40,000 a year to $50,000 a year of his pension benefits payable for ten years; and (4) an extension of three years of his pension payments.  In 2007, subsequent to the merger with Monmouth Capital, the Board increased his salary to $225,000 per year.  Mr. Landy receives bonuses and customary fringe benefits, including health insurance and five weeks vacation.  Additionally, there will be bonuses voted by the board of directors.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.  On April 14, 2008, the Company executed the Third Amendment (the amendment) to Eugene W. Landy’s employment agreement.  The amendment provides that in the event of a change in control of the Company, Eugene W. Landy shall receive a lump sum payment of $2,500,000, provided that the sale price of the Company is at least $10 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and UMH Properties, Inc.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.

The Company has a note receivable from Mr. Landy with a balance of $984,375 at September 30, 2008 and 2007 which is included in Loans to Officers, Directors and Key Employees included under Shareholders’ Equity.  This note was signed on April 30, 2002 and is due on April 30, 2012.  The interest rate is fixed at 5% and the note is collateralized by 150,000 shares of the Company stock.  In addition, the Company had a note receivable outstanding from Mr. Landy for $180,000 which was included in Tenant and Other Receivables as of September 30, 2006 and 2005.  This note was signed on July 25, 2002 and was due and paid in full on July 25, 2007. The interest rate on this loan reset to the prime rate annually on the anniversary date and the note was not collateralized.  Interest earned on both of these notes during 2008, 2007 and 2006 was $49,219, $63,653 and $61,069, respectively.

Effective January 1, 2007, the Company and Cynthia J. Morgenstern entered into an employment agreement that will expire on December 31, 2009.  Under this employment agreement, Ms. Morgenstern is entitled to receive a base salary of $208,550 for the year ending December 31, 2007, and is entitled to increases of 7.5% for the years ending December 31, 2008 and 2009, plus bonuses, if any, in amounts determined by the Company’s board of directors or president.  Pursuant to this employment agreement, the Company’s president must request annually that the Company’s stock option committee grant Ms. Morgenstern an option to purchase 50,000 shares of the

Company’s common stock, although the employment agreement does not require that the stock option committee grant any options.  Ms. Morgenstern’s employment agreement provides for four weeks paid vacation, the use of an automobile, reimbursement of her reasonable and necessary business expenses and that Ms. Morgenstern is entitled to participate in the Company’s employee benefit plans.  Ms. Morgenstern’s employment agreement also requires the Company to reimburse Ms. Morgenstern for the cost of a disability insurance policy such that, in the event of Ms. Morgenstern’s disability for a period of more than 90 days, Ms. Morgenstern will receive benefits equal to her then-current salary.  In the event of a merger, sale or change of control of the Company, which is defined in Ms. Morgenstern’s employment agreement as a change in voting control of the Company or change in control of 25% or more of the Company’s board of directors by other than its existing directors and excludes transactions between the Company and UMH, Ms. Morgenstern will have the right to terminate the employment agreement or extend the employment agreement for three years from the date of the change in control.  Ms. Morgenstern received $18,000, $19,000 and $16,000 during 2008, 2007 and 2006, respectively, as Director.

Effective January 1, 2006, Monmouth Capital and Michael P. Landy entered into a three-year employment agreement, under which Mr. Michael Landy receives an annual base salary of $150,000 for 2006 with increases of 10% for 2007 and 2008, plus bonuses and customary fringe benefits.  The employee will also receive four weeks vacation.  Mr. Michael. Landy’s employment agreement also requires the Company to reimburse Mr. Michael Landy for the cost of a disability insurance policy such that, in the event of Mr. Michael Landy’s disability for a period of more than 90 days, Mr. Michael Landy will receive benefits equal to his then-current salary.  In the event of a merger, sale or change of control of the Company, which is defined in Mr. Michael Landy’s employment agreement as a change in voting control of the Company or change in control of 25% or more of the Company’s board of directors by other than its existing directors and excludes transactions between the Company and UMH, Mr. Michael Landy will have the right to terminate the employment agreement or extend the employment agreement for one year from the date of the change in control.  Approximately 35% and 33% of Mr. Michael Landy’s compensation was allocated to UMH in 2008 and 2007, respectively.  Mr. Michael Landy’s received $18,000 and $4,000 during 2008 and 2007 respectively, as Director.

Effective January 1, 2006, the Company and Maureen E. Vecere entered into a three-year employment agreement, under which Ms. Vecere receives an annual base salary of $107,500 for 2006 with increases of 10% for 2007 and 2008, plus bonuses and customary fringe benefits.  The employee will also receive four weeks vacation.  Ms. Vecere’s employment agreement also requires the Company to reimburse Ms. Vecere for the cost of a disability insurance policy such that, in the event of Ms. Vecere’s disability for a period of more than 90 days, Ms. Vecere will receive benefits equal to her then-current salary.  In the event of a merger, sale or change of control of the Company, which is defined in Ms. Vecere’s employment agreement as a change in voting control of the Company or change in control of 25% or more of the Company’s board of directors by other than its existing directors and excludes transactions between the Company and UMH., Ms. Vecere will have the right to terminate the employment agreement or extend the employment agreement for one year from the date of the change in control.

Daniel D. Cronheim is a Director of the Company and Executive Vice President of David Cronheim Company (Cronheim).  Daniel Cronheim received $18,000, $19,000 and $16,000 for Director’s fees in 2008, 2007 and 2006, respectively.  The David Cronheim Company received $3,219, $33,273 and $15,419 in lease commissions in 2008, 2007 and 2006, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $-0-, $47,250 and $-0- in mortgage brokerage commissions in 2008, 2007 and 2006, respectively.    Cronheim Management Company received $42,558 for a real estate commission on the sale of the South Brunswick, New Jersey property in 2007.

Cronheim Management Services, Inc. (CMS), a division of David Cronheim Company, received the sum of $375,477, $367,976 and $367,976 for management fees during the years ended 2008, 2007 and 2006, respectively.   During 2008, 2007 and 2006, the Company was subject to a management contract with CMS.  For the calendar years 2008, 2007 and 2006, the management fee was fixed at $380,000.  Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

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

There are five Directors of the Company who are also Directors and shareholders of UMH.  The Company holds common stock of UMH in its securities portfolio.  See Note No. 9 for current holdings.   On October 10, 2008, the Company repurchased $1,000,000 principal amount at par of 2013 Debentures which were held by UMH as of September 30, 2008.

During 2007 (pre-merger) and 2006, the Company purchased 4,539 and 4,219 common shares of Monmouth Capital, respectively, through the Monmouth Capital Corporation Dividend Reinvestment Plan.  During 2004 the Company invested $500,000 in the Monmouth Capital Corporation Convertible Subordinated Debenture, due 2013.  Interest received on the investment in the Convertible Subordinated Debenture during 2007 (pre-merger) and 2006 and 2005 was $40,000 and $40,000, respectively.  The $500,000 Subordinated Convertible Debenture was cancelled upon the closing of the merger.

As described in Note No. 4, on July 22, 2008, the Company sold its 44,719 square foot industrial property in Ramsey, New Jersey to HSM Acquisitions Partners, Inc. and other related parties, for a selling price of $4,050,000.  The decision to sell the property and the terms of the sale were recommended by the Company’s Business Judgment Committee, whose members consist of independent directors.  The Business Judgment Committee obtained an independent appraisal of the property to assist in determining the contract terms.    The Company believes that the terms of the sale are comparable to what the Company could have agreed to with an unrelated party.  The purchaser is not a totally unrelated party in that a one-third interest in the purchasing group is the President of the Company’s real estate advisor who is also related to one of the Directors of the Company.  The majority of the purchasing entity is not a related party.  No real estate commission was paid on this transaction.

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

Federal Excise Tax

The Company does not have a Federal excise tax liability for the calendar years 2008, 2007 and 2006, since it intends to or has distributed all of its annual income.

Reconciliation Between GAAP Net Income and Taxable Income

The following table reconciles net income applicable to common shares to taxable income for the years ended September 30, 2008, 2007, and 2006:

	2008 Estimated (unaudited)	2007 Actual	2006 Actual

Net income applicable to common shares	$8,501,551	8,947,885	$6,165,588
Book / tax difference on gains / losses from capital transactions	(234,304)	(4,877,063)	551,282
Stock option expense	(57,367)	104,552	126,325
Incentive stock options exercised	-0-	-0-	(6,214)
Deferred compensation	(6,185)	(5,727)	(15,303)
Other book / tax differences, net	1,090,022	269,039	459,407

Taxable income before adjustments	9,293,717	4,438,686	7,281,085
Less capital gains	555,509	(343,476)	(419,701)
Estimated taxable income subject to 90% dividend requirement	$9,849,226	$4,095,210	$6,861,384

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended September 30, 2008, 2007, and 2006:

	2008
	Estimated (unaudited)	2007 Actual	2006 Actual

Cash dividends paid	$14,474,111	$12,691,237	$11,740,756
Less: Portion designated capital gains distribution	555,509	(343,476)	(419,701)
Less: Return of capital	(4,124,885)	(5,465,956)	(4,302,165)
Estimated dividends paid deduction	$10,904,735	$6,881,805	$7,018,890

NOTE 16 - SHAREHOLDERS’ EQUITY

Common Stock

The Company implemented a dividend reinvestment and stock purchase plan (the DRIP) effective December 15, 1987, as amended.  Under the terms of the DRIP and subsequent amendments, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at a discounted price directly from the Company, from authorized but unissued shares of the Company common stock or at market price when purchased by the Company’s transfer agent on the open market.  When purchased in the open market, the purchase price per share will be the weighted average purchase price per share paid by the transfer agent for all of the shares purchased.  In determining the weighted average purchase price, purchases may be aggregated for both dividend reinvestment and optional cash purchases, or independent calculations may be made, at the discretion of the Company.  According to the terms of the DRIP, shareholders may also purchase additional shares by making optional cash payments monthly.

Amounts received, including dividend reinvestment of $2,886,993, $-0- and $4,507,020, in 2008, 2007 and 2006, respectively, and shares issued in connection with the Plan for the years ended September 30, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Amounts Received	$4,232,442	$194,700	$10,310,290
Shares Issued	612,330	26,327	1,333,296

The following cash distributions were paid to common shareholders during the years ended September 30, 2008, 2007 and 2006:

	2008		2007		2006

Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

December 31	$3,593,204	$ .15	$3,031,949	$ .15	$2,848,186	$ .15
March 31	3,593,204.15		3,031,949.15		2,915,143.15
June 30	3,626,840.15		3,031,949.15		2,973,308.15
September 30	3,660,863.15		3,595,390.15		3,004,119.15
	$14,474,111	$ .60	$12,691,237	$ .60	$11,740,756	$ .60

On October 1, 2008 the board of directors declared a dividend of $.15 per share to be paid on December 15, 2008 to shareholders of record on November 17, 2008.

Preferred Stock

On December 5, 2006, the Company issued 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value $.01 per share (Series A Preferred Stock), for net cash proceeds of $32,021,031 after underwriting discounts and commissions of $1,041,469.  Other expenses incurred for the preferred offering, including legal and other professional fees, were $436,565 and were included in additional paid in capital.  The annual dividend of $1.90625 per share, or 7.625% of the $25.00 per share liquidation value, is payable quarterly in arrears on March 15, June 15, September 15, and December 15, commencing on March 15, 2007.

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

The board of directors has declared and paid the following dividends on the Series A Preferred Stock for the years ended September 30, 2008 and 2007:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/07	11/15/07	12/17/07	$630,336	$0.4766
1/17/08	2/15/08	3/17/08	630,336	0.4766
4/15/08	5/15/08	6/16/08	630,336	0.4766
7/1/08	8/15/08	9/15/08	630,336	0.4766
			$2,521,344	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/10/07	2/28/07	3/15/07	$609,081	$0.4607
4/3/07	5/31/07	6/15/07	630,336	0.4766
7/2/07	8/31/07	9/15/07	630,336	0.4766
			$1,869,753	$1.4139

On October 1, 2008, the board of directors declared a quarterly dividend of $0.4766 per share to be paid December 15, 2008 to shareholders of record as of November 17, 2008.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose certain information about fair values of financial instruments, as defined in Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments.”

Limitations

Estimates of fair value are made at a specific point in time based upon where available, relevant market prices and information about the financial instrument.  Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  For a portion of the Company’s financial instruments, no quoted market value exists.  Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management).  Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties; future expected loss experience and other factors.  Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model.  Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is based upon quoted market values.  The fair value of variable rate mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At September 30, 2008, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $191,178,000 and $191,947,632, respectively.  At

September 30, 2007, the fair value and carrying value of fixed rate mortgage notes payable amounted to $175,306,000 and $174,352,038, respectively.

NOTE 18 - CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

During 2008, 2007 and 2006, the Company paid cash for interest of $13,383,667, $8,353,320 and $8,298,971, respectively.  The 2008 and 2007 amounts are net of interest capitalized of $262,084 and $34,434, respectively.

During 2008, 2007 and 2006, the Company had $2,886,993, $-0- and $4,507,020, respectively, of dividends which were reinvested that required no cash transfers.

The following is the non-cash investing activities related to the merger with Monmouth Capital during 2007.  (see Note No. 2):

Real estate investments	$83,235,331
Intangible assets	5,108,304
Securities available for sale	3,313,448
Note receivable	544,467
Other assets	29,069
Accrued and other liabilities	(835,477)
Mortgages	(40,355,224)
Subordinated convertible debentures	(14,990,000)
Notes payable	(1,707,475)
Minority interest	(3,001,255)
Common stock	(37,276)
Additional paid in capital	(31,303,912)

The following are the reclassification adjustments related to securities available for sale included in Accumulated Other Comprehensive Income (Loss).

	2008	2007	2006
Unrealized holding gains (losses) arising during the year	($5,518,695)	($462,098)	$25,325
Less: reclassification adjustment for losses realized in income	(186,798)	(426,146)	(22,636)

Net unrealized (loss) gains	($5,705,493)	($888,244)	$2,689

NOTE 19 – CONTINGENCIES AND COMMITMENTS

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

As of September 30, 2008, the Company had approximately $1,794,000 in commitments under the construction contracts for the building expansions.

NOTE 20 – SUBSEQUENT EVENT

On October 10, 2008, the Company repurchased $1,000,000 in Debentures due 2013 from UMH at par.

NOTE 21 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2008	12/31/07	3/31/08	6/30/08	9/30/08

Rental and Reimbursement Revenue	$9,534,303	$9,652,697	$9,587,285	$10,706,600
Total Expenses	4,758,505	5,096,718	4,893,892	5,930,855
Other Income (Expense)	(5,140,117)	(4,100,402)	(2,960,213)	(2,727,056)
Income (Loss) from Continuing Operations	(398,687)	414,191	1,641,475	2,076,404
Income from Discontinued Operations (1)	175,908	171,655	3,410,193	3,531,756
Net Income (Loss)	(222,779)	585,846	5,051,668	5,608,160
Net Income (Loss) Applicable to Common Shareholders	(853,212)	(44,457)	4,421,364	4,977,856
Net Income (Loss) Applicable to Common Shareholders per Share	(.04)	(.01)	.18	.22

FISCAL 2007	12/31/06	3/31/07	6/30/07	9/30/07

Rental and Reimbursement Revenue	$6,471,130	$6,857,305	$6,424,706	$8,543,797
Total Expenses	3,345,042	3,705,654	3,214,927	4,998,511
Other Income (Expense)	(1,830,347)	(1,717,456)	(1,082,686)	(2,714,431)
Income from Continuing Operations	1,295,741	1,434,195	2,127,093	855,557
Income from Discontinued Operations (2)	229,059	19,386	159,289	4,697,318
Net Income	1,524,800	1,453,581	2,286,382	5,552,875
Net Income Applicable to Common Shareholders	1,524,800	844,336	1,656,128	4,922,621
Net Income Applicable to Common Shareholders per Share	.07	.03	.08	.23

(1)  During June 2008 and July 2008, the Company sold industrial properties in Franklin, Massachusetts, and Ramey, New Jersey, respectively, and recognized a gain on sale of $3,268,496 and $3,522,120, respectively.

(2)  During August 2007, the Company sold an industrial property in South Brunswick, New Jersey and recognized a gain on sale of $4,634,564.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2008

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition
Shopping Center
Somerset, NJ	$-0-	$55,182	$637,097	$577,797
Vacant Land
Shelby County, TN	-0-	11,065	-0-	-0-
Industrial Buildings
Monaca, PA	-0-	330,772	878,081	1,608,055
Orangeburg, NY	-0-	694,720	2,977,372	22,234
Greensboro, NC	-0-	327,100	1,853,700	15,000
Jackson, MS	-0-	218,000	1,233,500	126,904
Urbandale, IO	-0-	310,000	1,758,000	96,515
Richland, MS	-0-	211,000	1,195,000	72,000
O'Fallon, MO	-0-	264,000	3,302,000	267,775
Fayetteville, NC	3,550,000	172,000	4,467,885	219,977
Schaumburg, IL	1,323,003	1,039,800	3,694,320	171,838
Burr Ridge, IL	477,558	270,000	1,236,599	23,195
Romulus, MI	1,262,421	531,000	3,653,883	12,078
Liberty, MO	2,005,972	723,000	6,510,546	8,866
Omaha, NE	1,949,017	1,170,000	4,425,500	41,917
Charlottesville, VA	1,395,821	1,170,000	2,845,000	-0-
Jacksonville, FL	3,436,915	1,165,000	4,668,080	136,936
Union Twp, OH	3,553,377	695,000	3,342,000	1,024,253
Richmond, VA	3,331,966	1,160,000	6,413,305	23,265
St. Joseph, MO	5,728,114	800,000	11,753,964	-0-
Newington, CT	1,597,852	410,000	2,961,000	5,486
Cudahy, WI	2,774,983	980,000	5,050,997	3,324,203
Beltsville, MD	3,854,395	3,200,000	5,958,773	5,000,679
Granite City, IL	6,329,209	340,000	12,046,675	-0-
Monroe, NC	2,739,207	500,000	4,981,022	-0-
Winston-Salem, NC	3,872,111	980,000	5,610,000	60,918
Elgin, IL	3,494,333	1,280,000	5,529,488	-0-
Tolleson, AZ	7,972,908	1,320,000	13,329,000	-0-
Ft. Myers, FL	2,637,935	1,910,000	2,499,093	38,875
Edwardsville, KS	3,539,226	1,185,000	5,815,148	20,253
Tampa, FL	11,051,227	5,000,000	12,660,003	-0-
Denver, CO	2,969,400	1,150,000	3,890,300	1,311,967
Hanahan, SC (Norton)	7,685,724	1,129,000	11,831,321	12,153
Hanahan, SC (FDX)	2,893,827	930,000	3,426,362	3,047,614
Augusta, GA (FDX Gr)	2,104,979	613,000	3,026,409	1,409,958
Huntsville, AL	2,085,660	742,500	2,724,418	-0-
Richfield, OH	5,334,180	1,000,000	7,197,945	-0-
Colorado Springs, CO	3,138,089	1,270,000	3,821,000	2,011,770
Tampa, FL	5,424,686	2,830,000	4,704,531	-0-
Griffin, GA	9,471,388	760,000	13,692,115	-0-
Roanoke, VA	4,479,678	1,853,000	4,817,298	-0-
Orion, MI	11,894,901	3,630,000	13,053,289	-0-

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2008

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition
Carlstadt, NJ	2,712,115	1,194,000	3,645,501	-0-
Wheeling, IL	6,253,177	5,112,120	9,186,606	4,213,152
White Bear Lake, MN	2,312,693	1,393,000	3,764,126	-0-
Cheektowaga, NY	2,217,304	4,768,000	3,883,971	-0-
Richmond, VA (Carrier)	-0-	446,000	3,910,500	-0-
Quakertown, PA	-0-	1,014,000	1,806,000	-0-
Montgomery, IL	5,839,349	1,365,000	9,860,683	-0-
Tampa, FL (Kellogg)	3,581,604	1,867,000	3,684,794	-0-
Augusta, GA (FDX)	1,125,000	380,000	1,400,943	-0-
Lakeland, FL	1,375,000	261,000	1,621,163	-0-
El Paso, TX	5,597,572	2,088,242	4,514,427	-0-
Chattanooga, TN	3,016,609	300,000	4,464,711	-0-
Bedford Heights, OH	3,836,642	990,000	4,893,912	1,758
Kansas City, MO	3,156,934	660,000	4,049,832	18,542
Punta Gorda, FL	2,766,650	660,000	3,441,992	-0-
Cocoa, FL	6,996,921	1,881,316	8,623,564	-0-
Orlando, FL	5,800,000	2,200,000	6,133,800	-0-

	$191,947,632	$70,909,817	$294,358,544	$24,925,933

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2008

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2008
Description	Land	Bldg & Imp	Total
Shopping Center
Somerset, NJ	$55,182	$1,214,894	$1,270,076
Vacant Land
Shelby County, TN	11,065	-0-	11,065
Industrial Buildings
Monaca, PA	330,772	2,466,914	2,797,686
Orangeburg, NY	694,720	2,999,606	3,694,326
Greensboro, NC	327,100	1,868,700	2,195,800
Jackson, MS	218,000	1,360,404	1,578,404
Urbandale, IO	310,000	1,854,515	2,164,515
Richland, MS	211,000	1,267,000	1,478,000
O'Fallon, MO	264,000	3,569,775	3,833,775
Fayetteville, NC	172,000	4,687,862	4,859,862
Schaumburg, IL	1,039,800	3,866,158	4,905,958
Burr Ridge, IL	270,000	1,259,794	1,529,794
Romulus, MI	531,000	3,665,961	4,196,961
Liberty, MO	723,000	6,519,412	7,242,412
Omaha, NE	1,170,000	4,467,417	5,637,417
Charlottesville, VA	1,170,000	2,845,000	4,015,000
Jacksonville, FL	1,165,000	4,805,016	5,970,016
Union Twp, OH	695,000	4,366,253	5,061,253
Richmond, VA	1,160,000	6,436,570	7,596,570
St. Joseph, MO	800,000	11,753,964	12,553,964
Newington, CT	410,000	2,966,486	3,376,486
Cudahy, WI	980,000	8,375,200	9,355,200
Beltsville, MD	3,200,000	10,959,452	14,159,452
Granite City, IL	340,000	12,046,675	12,386,675
Monroe, NC	500,000	4,981,022	5,481,022
Winston-Salem, NC	980,000	5,670,918	6,650,918
Elgin, IL	1,280,000	5,529,488	6,809,488
Tolleson, AZ	1,320,000	13,329,000	14,649,000
Ft. Myers, FL	1,910,000	2,537,968	4,447,968
Edwardsville, KS	1,185,000	5,835,401	7,020,401
Tampa, FL	5,000,000	12,660,003	17,660,003
Denver, CO	1,150,000	5,202,267	6,352,267
Hanahan, SC (Norton)	1,129,000	11,843,474	12,972,474
Hanahan, SC (FDX)	930,000	6,473,976	7,403,976
Augusta, GA (FDX Gr)	613,000	4,436,367	5,049,367
Huntsville, AL	742,500	2,724,418	3,466,918
Richfield, OH	1,000,000	7,197,945	8,197,945
Colorado Springs, CO	1,270,000	5,832,770	7,102,770
Tampa, FL	2,830,000	4,704,531	7,534,531
Griffin, GA	760,000	13,692,115	14,452,115
Roanoke, VA	1,853,000	4,817,298	6,670,298
Orion, MI	3,630,000	13,053,289	16,683,289

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2008

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2008
Description	Land	Bldg & Imp	Total

Carlstadt, NJ	1,194,000	3,645,501	4,839,501
Wheeling, IL	5,112,120	13,399,758	18,511,878
White Bear Lake, MN	1,393,000	3,764,126	5,157,126
Cheektowaga, NY	4,768,000	3,883,971	8,651,971
Richmond, VA (Carrier)	446,000	3,910,500	4,356,500
Quakertown, PA	1,014,000	1,806,000	2,820,000
Montgomery, IL	1,365,000	9,860,683	11,225,683
Tampa, FL (Kellogg)	1,867,000	3,684,794	5,551,794
Augusta, GA (FDX)	380,000	1,400,943	1,780,943
Lakeland, FL	261,000	1,621,163	1,882,163
El Paso, TX	2,088,242	4,514,427	6,602,669
Chattanooga, TN	300,000	4,464,711	4,764,711
Bedford Heights, OH	990,000	4,895,670	5,885,670
Kansas City, MO	660,000	4,068,374	4,728,374
Punta Gorda, FL	660,000	3,441,992	4,101,992
Cocoa, FL	1,881,316	8,623,564	10,504,880
Orlando, FL	2,200,000	6,133,800	8,333,800
	$70,909,817	$319,265,255	$390,175,072

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2008

Column A	Column F	Column G	Column H	Column I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Life
Shopping Center
Somerset, NJ	$1,162,938	1970	1970	10-33
Vacant Land
Shelby County, TN	-0-	N/A	2007	N/A
Industrial Buildings
Monaca, PA	1,751,195	1977	1977 (A)	5-31.5
Orangeburg, NY	1,509,712	1990	1993	31.5
Greensboro, NC	919,922	1988	1993	31.5
Jackson, MS	643,677	1988	1993	39
Urbandale, IO	671,938	1985	1994	39
Richland, MS	452,642	1986	1994	39
O'Fallon, MO	1,190,981	1989	1994	39
Fayetteville, NC	1,335,297	1996	1997	39
Schaumburg, IL	1,135,973	1997	1997	39
Burr Ridge, IL	345,757	1997	1997	39
Romulus, MI	988,827	1998	1998	39
Liberty, MO	1,758,992	1997	1998	39
Omaha, NE	1,078,748	1999	1999	39
Charlottesville, VA	693,006	1998	1999	39
Jacksonville, FL	1,165,003	1998	1999	39
Union City, OH	821,498	1999	2000	39
Richmond, VA	1,242,671	2000	2001	39
St. Joseph, MO	2,260,262	2000	2001	39
Newington, CT	571,234	2001	2001	39
Cudahy, WI	1,084,382	2001	2001	39
Beltsville, MD	1,209,982	2000	2001	39
Granite City, IL	2,008,282	2001	2001	39
Monroe, NC	830,135	2001	2001	39
Winston-Salem, NC	954,856	2001	2002	39
Elgin, IL	921,544	2002	2002	39
Tolleson, AZ	1,879,649	2002	2002	39
Ft. Myers, FL	364,942	1974 (B)	2002	39
Edwardsville, KS	820,680	2002	2003	39
Tampa, FL	1,461,142	2004	2004	39
Denver, CO	365,933	2005	2005	39
Hanahan, SC (Norton)	1,062,118	2002	2005	39
Hanahan, SC (FDX)	346,925	2005	2005	39
Augusta, GA (FDX Gr)	289,629	2005	2005	39
Huntsville, AL	223,857	2005	2005	39
Richfield, OH	461,404	2005	2006	39
Colorado Springs, CO	270,712	2005	2006	39
Tampa, FL	279,900	1997	2006	39
Griffin, GA	877,659	2002/2005(C)	2006	39
Roanoke, VA	179,215	1996	2007	39
Orion, MI	464,829	2007	2007	39

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2008

Column A	Column F	Column G	Column H	Column I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Life
Carlstadt, NJ	116,822	1977	2007	39
Wheeling, IL	451,152	2003	2007	39
White Bear Lake, MN	146,102	2001	2007	39
Cheektowaga, NY	192,748	2002	2007	39
Richmond, VA (Carrier)	148,029	2004	2007	39
Quakertown, PA	72,621	1988	2007	39
Montgomery, IL	375,212	2004	2007	39
Tampa, FL (Kellogg)	146,593	1989	2007	39
Augusta, GA (FDX)	53,880	1993	2007	39
Lakeland, FL	62,352	1993	2007	39
El Paso, TX	173,631	2005	2007	39
Chattanooga, TN	171,713	2002	2007	39
Bedford Heights, OH	188,491	1998	2007	39
Kansas City, MO	157,025	2002	2007	39
Punta Gorda, FL	120,893	2007	2007	39
Cocoa, FL	110,554	2006	2008	39
Orlando, FL	78,638	1997	2008	39

	$40,824,504
(A) Buildings & improvements re-acquired in 1986.
(B) Property was renovated in 2001.
(C) Property consist of 2 buildings

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (CONT’D.)

(1)

Reconciliation

                                                           REAL ESTATE INVESTMENTS

	9/30/08	9/30/07	9/30/06

Balance-Beginning of Year	$356,651,751	$252,106,723	$218,913,315
Additions:
Acquisitions	24,428,244	106,248,243	34,830,679
Improvements	15,238,074	3,811,670	174,425
Total Additions	39,666,318	110,059,913	35,005,104
Sales	(6,142,997)	(5,514,885)	(1,811,696)

Balance-End of Year	$390,175,072	$356,651,751	$252,106,723

                      ACCUMULATED DEPRECIATION

	9/30/08	9/30/07	9/30/06

Balance-Beginning of Year	$35,254,756	$30,705,823	$25,988,830
Depreciation	8,017,084	6,547,825	5,179,450
Sales	(2,447,336)	(1,998,892)	(462,457)

Balance-End of Year	$40,824,504	$35,254,756	$30,705,823

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30,

 (1)

Reconciliation

	2008		2007	2006
Balance – Beginning of Year	$356,651,751		$252,106,723	$218,913,315
Additions:
Somerset, NJ	6,405		-0-	33,977
Monaca, PA	267,242		-0-	50,500
Orangeburg, NY	-0-		13,911	-0-
Greensboro, NC	-0-		-0-	-0-
Jackson, MS	3,135		-0-	-0-
Urbandale, IA	-0-		85,950	-0-
Richland, MS	-0-		-0-	-0-
O’Fallon, MO	-0-		211,059	28,905
Fayetteville, NC	195,869		-0-	-0-
Schaumburg, IL	-0-		148,646	23,192
Burr Ridge, IL	-0-		6,115	-0-
Romulus, MI	-0-		-0-	-0-
Liberty, MO	-0-		-0-	-0-
Omaha, NE	41,917		-0-	-0-
Charlottesville, VA	-0-		-0-	-0-
Jacksonville, FL	19,750		93,985	3,363
Union Township, OH	-0-		3,450	-0-
Richmond, VA	-0-		20,265	-0-
St. Joseph, MO	-0-		-0-	-0-
Newington, CT	19,783		-0-	-0-
Cudahy, WI	-0-		3,216,096	-0-
Beltsville, MD	5,000,679		-0-	-0-
Granite City, IL	-0-		-0-	-0-
Monroe, NC	-0-		-0-	-0-
Winston Salem, NC	-0-		-0-	18,712
Elgin, IL	-0-		-0-	-0-
Tolleson, AZ	-0-		-0-	-0-
Ft. Myers, FL	4,393		-0-	-0-
Edwardsville, KS	20,253		-0-	-0-
Tampa, FL (FDX Ground)	-0-		-0-	-0-
Denver, CO	1,311,967		-0-	-0-
Hanahan, SC (Norton)	-0-		-0-	-0-
Hanahan, SC (FDX)	2,778,523		12,153	-0-
Augusta, GA	1,409,958		-0-	904
Huntsville, AL	-0-		-0-	-0-
Richfield, OH	-0-		-0-	8,197,945
Colorado Springs, CO	2,011,770		-0-	5,091,000
Tampa, FL (FDX)	-0-		-0-	7,104,531
Griffin, GA	-0-		40	14,452,075
Roanoke, VA	-0-		6,428,908	-0-
Orion, MI	1,472,289	(3)	15,211,000	-0-
Shelby County, TN	-0-		11,065	-0-
Carlstadt, NJ	849,501	(3)	3,990,000	-0-
Wheeling, IL	3,247,631	(3)	15,264,247	-0-
White Bear Lake, MN	121,126	(3)	5,036,000	-0-
Cheektowaga, NY	2,274,972	(3)	6,376,999	-0-
Richmond, VA (Carrier)	171,500	(3)	4,185,000	-0-

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30,

(1)

Reconciliation (cont’d)

	2008		2007	2006

Quakertown, PA	($155,000)	(3)	$2,975,000	$-0-
Montgomery, IL	(413,317)	(3)	11,639,000	-0-
Tampa, FL (Kellogg)	(305,000)	(3)	5,856,794	-0-
Augusta, GA (FDX)	-0-		1,780,943	-0-
Lakeland, FL	-0-		1,882,163	-0-
El Paso, TX	-0-		6,602,669	-0-
Chattanooga, TN	-0-		4,764,711	-0-
Bedford Heights, OH	1,758		5,883,912	-0-
Kansas City, MO	18,542		4,709,832	-0-
Punta Gorda, FL	451,992	(3)	3,650,000	-0-
Cocoa, FL	10,504,880		-0-	-0-
Orlando, FL	8,333,800		-0-	-0-
Total Additions	39,666,318		110,059,913	35,005,104
Total Disposals	(6,142,997)		(5,514,885)	(1,811,696)
Balance – End of Year	$390,175,072		$356,651,751	$252,106,723

(2)

The aggregate cost for Federal tax purposes approximates historical cost.

(3)

 Increases and decreases were due to finalization of the purchase price allocation from the MCC merger.

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

Date:  December 11, 2008

By:       /s/ Eugene W. Landy

                                                                                    Eugene W. Landy, President, Chief

            Executive Officer and Director

Date:  December 11, 2008

By:       /s/ Anna T. Chew

             Anna T. Chew, Chief Financial Officer

                                                                                     and Director

Date:  December 11, 2008

By:       /s/ Daniel D. Cronheim

             Daniel D. Cronheim, Director

Date:  December 11, 2008

By:     /s/ Catherine B. Elflein

           Catherine B. Elflein, Director

Date:  December 11, 2008

By:       /s/ Neal Herstik

            Neal Herstik, Director

Date:  December 11, 2008

By:       /s/ Matthew I. Hirsch

             Matthew I. Hirsch, Director

Date:  December 11, 2008

By:       /s/   Joshua Kahr

              Joshua Kahr, Director

Date:  December 11, 2008

By:       /s/   Michael P. Landy

              Michael P. Landy

                                                                                     Executive Vice President – Investments

              and Director

Date:  December 11, 2008

By:       /s/ Samuel A. Landy

             Samuel A. Landy, Director

Date:  December 11, 2008

By:

/s/ Cynthia J. Morgenstern

              Cynthia J. Morgenstern

Executive Vice President and Director

Date:  December 11, 2008

By:       /s/ Scott L. Robinson

             Scott L. Robinson, Director

Date:  December 11, 2008

By:       /s/   Eugene Rothenberg

             Eugene Rothenberg, Director

Date:   December 11, 2008

By:       /s/   Stephen B. Wolgin

             Stephen B. Wolgin, Director