Form 10-Q
period 2008-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2009-02-05
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( x )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

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

The number of shares outstanding of issuer's common stock as of February 2, 2009 was 24,774,833 shares.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2008

C O N T E N T S

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF DECEMBER 31, 2008 AND SEPTEMBER 30, 2008

ASSETS	December 31, 2008	September 30, 2008

Real Estate Investments:
Land	$71,544,817	$70,909,817
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $42,960,330 and $40,892,112 respectively	276,981,484	278,442,834
Total Real Estate Investments	348,526,301	349,352,651

Cash and Cash Equivalents	5,021,689	5,348,262
Securities Available for Sale at Fair Value	16,007,295	21,005,663
Tenant and Other Receivables	215,476	978,317
Deferred Rent Receivable	1,249,179	1,235,309
Loans Receivable, net	442,685	457,436
Prepaid Expenses	1,199,303	384,884
Financing Costs, net of Accumulated Amortization of $1,085,696 and $1,009,588, respectively	2,226,114	2,282,342
Lease Costs, net of Accumulated Amortization of $240,439 and $240,404, respectively	886,935	728,491
Intangible Assets, net of Accumulated Amortization of $2,528,415 and $2,219,496, respectively	6,929,224	7,238,143
Other Assets	354,889	66,099

TOTAL ASSETS	$383,059,090	$389,077,597

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) – CONTINUED

AS OF DECEMBER 31, 2008 AND SEPTEMBER 30, 2008

LIABILITIES AND SHAREHOLDERS' EQUITY	December 31, 2008	September 30, 2008

Liabilities:
Mortgage Notes Payable	$189,228,680	$191,947,632
Subordinated Convertible Debentures	13,990,000	14,990,000
Loans Payable	19,069,485	14,550,947
Accounts Payable and Accrued Expenses	1,643,284	1,944,271
Other Liabilities	2,712,326	2,114,627

Total Liabilities	226,643,775	225,547,477

Minority Interest	3,565,907	3,619,156

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Shares Authorized; 1,322,500 Shares Issued and Outstanding	$33,062,500	$33,062,500
Common Stock - $.01 Par Value, 35,000,000 Shares Authorized; 24,765,363 and 24,567,026 Shares Issued and Outstanding, respectively	247,654	245,671
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	129,922,188	133,943,807
Accumulated Other Comprehensive Loss	(9,181,371)	(6,139,451)
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-

Total Shareholders' Equity	152,849,408	159,910,964

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$383,059,090	$389,077,597

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	Three Months Ended
	12/31/08	12/31/07
INCOME:
Rental and Reimbursement Revenue	$10,368,838	$9,534,303

EXPENSES:
Real Estate Taxes	1,566,222	1,254,704
Operating Expenses	816,176	1,015,138
General & Administrative Expense	659,341	637,371
Depreciation	2,117,121	1,851,292

TOTAL EXPENSES	5,158,860	4,758,505

OTHER INCOME (EXPENSE):
Interest and Dividend Income	659,491	403,358
Loss on Securities Transactions, net	(3,245,198)	(2,296,398)
Interest Expense	(3,589,399)	(3,247,077)

TOTAL OTHER INCOME (EXPENSE)	(6,175,106)	(5,140,117)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(965,128)	(364,319)
Minority Interest	28,912	34,368

LOSS FROM CONTINUING OPERATIONS	(994,040)	(398,687)
DISCONTINUED OPERATIONS:
Gain on Sale of Investment Property	-0-	-0-
Income from Operations of Disposed Property and Property Held for Sale	-0-	175,908

INCOME FROM DISCONTINUED
OPERATIONS	-0-	175,908

NET LOSS	(994,040)	(222,779)

Preferred dividend	630,304	630,433

NET LOSS APPLICABLE TO
COMMON SHAREHOLDERS	($1,624,344)	($853,212)

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) – CONTINUED

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	Three Months Ended
	12/31/08	12/31/07

BASIC EARNINGS (LOSS) – PER SHARE
Loss from Continuing Operations	($.04)	($.02)
Less: Preferred Dividend	(.03)	(.03)
Income from Discontinued Operations	-0-	.01
Net Loss Applicable to Common Shareholders - Basic	($.07)	($.04)

DILUTED EARNINGS (LOSS) – PER SHARE
Loss from Continuing Operations	($.04)	($.02)
Less: Preferred Dividend	(.03)	(.03)
Income from Discontinued Operations	-0-	.01
Net Loss Applicable to Common Shareholders - Diluted	($.07)	($.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	24,610,934	23,947,696
Diluted	24,619,446	24,013,911

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($994,040)	($222,779)
Noncash Items Included in Net Loss :
Depreciation	2,117,121	1,889,233
Amortization	442,630	630,481
Stock Compensation Expense	28,188	1,876
Loss on Securities Transactions, net	3,245,198	2,296,398
Income Allocated to Minority Interest	28,912	34,368
Changes In:
Tenant, Deferred Rent and Other Receivables	748,971	(630,528)
Prepaid Expenses	(814,419)	(451,443)
Other Assets and Lease Costs	(157,306)	340,244
Accounts Payable, Accrued Expenses and Other Liabilities	296,712	107,920
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,941,967	3,995,770

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	-0-	(10,504,000)
Capital Improvements & Purchases of Equipment	(1,290,771)	(2,206,830)
Increase in Construction in Progress	(347,531)	(102,045)
Collections on Loans Receivable	14,751	14,815
Proceeds from Sale of Securities Available for Sale	119,472	209,702
Purchase of Securities Available for Sale	(1,408,222)	(3,342,793)
NET CASH USED IN INVESTING ACTIVITIES	(2,912,301)	(15,931,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds on Loans Payable	4,518,538	5,751,000
Repurchase of Subordinated Convertible Debentures	(1,000,000)	-0-
Proceeds from Mortgages	-0-	7,150,000
Principal Payments on Mortgages	(2,718,952)	(2,458,459)
Financing Costs on Debt	(19,880)	(104,072)
Net (Distributions to) Contributions from Minority Interests	(82,161)	247,421
Proceeds from the Exercise of Stock Options	-0-	99,820
Proceeds from Preferred Stock, net of offering costs	-0-	17,391
Proceeds from Issuance of Common Stock, net of reinvestments	174,015	-0-
Preferred Dividends Paid	(630,304)	(630,433)
Common Stock Dividends Paid, net of reinvestments	(2,597,495)	(3,593,204)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,356,239)	6,479,464

NET DECREASE IN CASH AND CASH EQUIVALENTS	(326,573)	(5,455,917)
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	5,348,262	11,395,337
END OF PERIOD	$5,021,689	$5,939,420

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2008

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

The interim consolidated financial statements furnished herein include the Company and subsidiaries, and reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2008 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  All intercompany transactions and balances have been eliminated in consolidation.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the Annual Report of Monmouth Real Estate Investment Corporation for the year ended September 30, 2008 have been omitted.

Certain amounts in the consolidated financial statements for the prior periods presented have been reclassified to conform to the financial statement presentation for the current year.

Employee Stock Options

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $28,188 and $1,876 have been recognized in the three months ended December 31, 2008 and 2007, respectively.

On July 26, 2007, the shareholders approved and ratified the Company’s 2007 Stock Option Plan (the 2007 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.

During the three months ended December 31, 2008, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

10/20/08	11	245,000	$7.25	10/20/16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following fiscal year:

	Fiscal 2009	Fiscal 2008

Dividend yield	8.30%	7.30
Expected volatility	16.41%	15.18%
Risk-free interest rate	3.38%	3.75%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the three months ended December 31, 2008 and 2007 was $0.23 and $0.35, respectively.

During the three months ended December 31, 2008, no participants exercised options.  As of December 31, 2008, there were options to purchase 1,010,000 shares outstanding under the 2007 plan.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, our fiscal year 2009.  The Company has determined not to elect the fair value measurement option under SFAS 159.

NOTE 3 – NET LOSS APPLICABLE TO COMMON SHAREHOLDERS PER SHARE

Basic net income (loss) per common share is calculated by dividing net income applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income applicable to common shareholders plus interest expense related to the Convertible Subordinated Debentures (Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period.  Interest expense of $279,800 and $299,800 and common shares totaling 1,304,148 and 1,413,319 related to potential conversion of the Debentures are excluded from the calculation for the three months ended December 31, 2008 and 2007, respectively, due to their antidilutive effect.  Options to purchase 8,512 and 66,215 shares are included in the diluted weighted average shares outstanding for the three months ended December 31, 2008 and 2007, respectively.  For the three months ended December 31, 2008 and 2007, options to purchase 207,702 and 6,275 shares, respectively were antidilutive.

NOTE 4 – COMPREHENSIVE LOSS

The following table sets forth the components of the Company’s comprehensive loss:

	Three Months	Three Months
	12/31/08	12/31/07

Net loss applicable to common shareholders	($1,624,344)	($853,212)
Increase in unrealized loss on securities available for sale	(3,041,920)	(738,221)
Comprehensive Loss	($4,666,264)	($1,591,433)

NOTE 5 – REAL ESTATE INVESTMENTS

Expansions

The Company is currently expanding the industrial building in Griffin, Georgia.   Construction of the expansion was substantially complete in December 2008.  Total construction costs are expected to be approximately $410,000.  The building was expanded from 215,720 square feet to 217,970 square feet and the parking lot is being expanded 11,000 square feet.   In accordance with the lease amendment, annual rent is estimated to increase from $1,093,700 ($5.07 per square foot) to approximately $1,169,600 ($5.37 per square foot) per year.  The Company has recorded $341,226 as construction in progress related to this expansion as of December 31, 2008.

NOTE 6 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

The following table summarizes the Company’s loss on securities transactions for the three months ended December 31, 2008 and 2007:

       Three Months

	12/31/08	12/31/07

Loss on sale or redemption of securities	($76)	($38,880)
Net loss on settled futures contracts	-0-	(478,999)
Unrealized gain on open futures contracts	-0-	40,781
Impairment loss	(3,245,122)	(1,819,300)
Total Loss on Securities Transactions, net	($3,245,198)	($2,296,398)

During the three months ended December 31, 2008 and 2007, the Company recognized a loss of $3,245,122 and $1,819,300, respectively, due to writing down of the carrying value of securities which were considered other than temporarily impaired.

During fiscal 2008, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the risk of rolling over the fixed-rate mortgage debt at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain (loss) on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The Company ended its hedging program and closed out its contracts as of May 15, 2008.  As such, there were no open contracts as of December 31, 2008.

During the three months ended December 31, 2008, the Company made purchases of $1,408,222 in securities available for sale.  Of this amount, the Company made total purchases of 8,600 shares of UMH Properties, Inc, a related REIT (UMH) for $57,259.  The Company owned a total of 118,345 shares of UMH as of December 31, 2008.

NOTE 7 – SUBORDINATED CONVERTIBLE DEBENTURES

On October 10, 2008, the Company repurchased $1,000,000 principal amount of the debentures due in 2013 from UMH, at par.

NOTE 8 – SHAREHOLDERS’ EQUITY

7.625% Series A Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2008, the Company paid $630,304 in preferred dividends or $.4766 per share.  On February 3, 2009, the board of directors declared a quarterly dividend of $.4766 per share to be paid March 15, 2009, to shareholders of record as of February 29, 2009.

Common Stock

The Company raised $1,264,398 (including reinvestments of $1,090,383) from the issuance of shares in the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the three months ended December 31, 2008 and issued 198,337 common shares.  During the three months ended December 31, 2008, the Company paid $3,687,878 in total dividends or $.15 per common share to common shareholders, of which $1,090,383 was reinvested in the DRIP.

On February 3, 2009, the Company declared a dividend of $0.15 per common share to be paid March 15, 2009 to common shareholders of record as of February 15, 2009.

NOTE 9 - FAIR VALUE MEASUREMENTS

On October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets was determined using the following inputs at December 31, 2008:

	Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$16,007,295	$16,007,295	$-0-	$-0-
	$16,007,295	$16,007,295	$-0-	$-0-

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended December 31, 2008 and 2007 was $3,957,728 and $3,598,008, respectively.

During the three months ended December 31, 2008 and 2007, the Company had dividend reinvestments of $1,090,383 and $-0-, respectively, which required no cash transfers.

NOTE 11 – DISCONTINUED OPERATIONS

In accordance with FAS 144, the results of operations of the Ramsey, New Jersey and Franklin, Massachusetts properties are included in discontinued operations for the three months ended December 31, 2007.  The Franklin, Massachusetts property was sold on June 3, 2008 for a sale price of approximately $6,685,000 and the Ramsey, New Jersey property was sold on July 22, 2008 for a sale price of approximately $4,050,000.

The following table summarizes the components of discontinued operations:

	Three Months
	12/31/08	12/31/07

Rental and Reimbursement Revenue	$-0-	$245,582
Real Estate Taxes	-0-	(25,047)
Operating Expenses	-0-	(6,686)
Depreciation	-0-	(37,941)
Income from Operations of Disposed Property and Property Held for Sale	-0-	175,908
Gain on Sale of Investment Property	-0-	-0-
Income from Discontinued Operations	$-0-	$175,908

Cash flows from discontinued operations for the three months ended December 31, 2008 and 2007 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Three Months Ended
	12/31/08	12/31/07

Cash flows from Operations – Discontinued Operations	$-0-	$283,523
Cash flows from Investing Activities – Discontinued Operations	-0-	-0-
Cash flows from Financing Activities – Discontinued Operations	-0-	(283,523)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 12 – EMPLOYMENT AGREEMENTS

Effective January 1, 2009, the Company and Michael P. Landy, Executive Vice President – Investments, entered into a three-year employment agreement, under which the employee receives an annual base salary of $190,575 for 2009 with increases of 5% for 2010 and 2011, plus bonuses and customary fringe benefits.  The employee will also receive four weeks vacation.  The Company will reimburse the employee for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of his then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Approximately 40% of Mr. Michael Landy’s compensation is allocated to UMH pursuant to a cost sharing agreement between the Company and UMH.

Effective January 1, 2009, the Company and Maureen E. Vecere, Controller and Treasurer, entered into a three-year employment agreement, under which the employee receives an annual base salary of $139,000 for 2009 with increases of 7% for 2010 and 2011, plus bonuses and customary fringe benefits.  The employee will also receive four weeks vacation.  The Company will reimburse the employee for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

NOTE 13 – CONTINGENCIES AND COMMITMENTS

The Company is subject to claims and litigation arising in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s September 30, 2008 Annual Report on Form 10-K.

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment-grade tenants.   As of December 31, 2008, the Company owns fifty-seven industrial properties and one shopping center with total square footage of approximately 6,070,000.  Total real estate investments were approximately $349,000,000 as of December 31, 2008.  These properties are located in twenty-five states.  As of December 31, 2008, the Company’s weighted average lease expiration term was 5.4 years and the percent of square footage occupied was 96%.  The Company’s average rent per occupied square foot for fiscal 2009 is approximately $5.63.

 The Company has a concentration of FDX and FDX subsidiary-leased properties.  As of December 31, 2008, the percentage of FDX-leased square footage as a total of the Company’s rental space was 46%.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries are estimated at approximately 59% of total rental and reimbursement revenue for fiscal 2009.  This is a risk shareholders should consider.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.  Rental and reimbursement revenue increased 9% for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.  The increases in rental and reimbursement revenue are due mainly to rent and reimbursements from the property acquisitions made during fiscal 2008 and from the increased rent from property expansions completed at the end of fiscal 2008.   The income from the Company’s property operations continues to meet management’s expectations.

The Company also holds a portfolio of securities of other REITs valued at approximately $16,007,000 as of December 31, 2008 which earns dividend and interest income.  During the three months ended December 31, 2008, the Company recorded impairment losses of approximately $3,245,000 related to securities which management believed to be other than temporarily impaired. In addition, the Company experienced an increase of approximately $3,042,000 in the unrealized loss on securities for the three months ended December 31, 2008.  Management believes that the increase in the unrealized loss on securities is related to the overall decrease in market value of REIT securities.  Additional impairment losses may be recognized if the REIT securities market remains at current levels and the financial results of the underlying companies deteriorate.  The REIT securities market has recently been driven to inordinately low prices and high yields.  The Company believes this to be the result of indiscriminate selling and not the result of normal pricing considerations. The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities long-term. As the credit markets begin to function again, more efficient pricing should return to the securities markets. The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

See PART I, Item 1 – Business in the Company’s September 30, 2008 Annual Report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of December 31, 2008, the Company owned fifty-eight properties with total square footage of approximately 6,070,000 as compared to fifty-nine properties with square footage of approximately 5,966,000 as of December 31, 2007.  As of December 31, 2008, the Company’s weighted average lease expiration term was 5.4 years.  The Company’s occupancy rate was 96% and 98% as of December 31, 2008 and 2007, respectively.

Rental and reimbursement revenue increased $834,535 or 9% for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.  The increase is due mainly to the rent and accrued tenant reimbursement revenue related to the acquisition of the two industrial properties acquired in 2008 and the increase in rent from the five properties expanded during 2008.

Real estate taxes increased $311,518 or 25% for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.     The increase is due mainly to the real estate taxes related to the acquisition of the two industrial properties acquired in 2008 and increases in real estate taxes from the five properties expanded during 2008.

Operating expenses decreased $198,962 or 20% for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.  The decrease is due mainly to the decrease in the amortization of the in-place lease intangible assets.  Effective March 31, 2008, the Company finalized the purchase price allocation associated with the merger of Monmouth Capital and certain other acquisitions which occurred during 2007 and $5,879,000 was reclassified from Intangible Assets to Real Estate Investments.  Other operating expenses remained relatively consistent for the three months ended December 31, 2008 as compared to December 31, 2007.

Depreciation expense increased $265,829 or 14% for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.  The increase is mainly due to the depreciation expense related to the two industrial properties acquired in 2008.

Interest and dividends increased $256,133 or 63% for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.  The increase is due mainly to a higher average balance of securities and higher weighted average yields on the securities for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.  The average balance of securities for the three months ended December 31, 2008 and 2007 was $18,500,000 and $13,500,000, respectively, and the weighted average yield on securities was 13.9% and 9.6% for the three months ended December 31, 2008 and 2007, respectively.

The following table summarizes the Company’s loss on securities transactions for the three months ended December 31, 2008 and 2007:

       Three Months

	12/31/08	12/31/07

Loss on sale or redemption of securities	($76)	($38,880)
Net loss on settled futures contracts	-0-	(478,999)
Unrealized gain on open futures contracts	-0-	40,781
Impairment loss	(3,245,122)	(1,819,300)
Total Gain (loss) on Securities Transactions, net	($3,245,198)	($2,296,398)

During the three months ended December 31, 2008 and 2007, the Company recognized a loss of $3,245,122 and $1,189,300, respectively, due to writing down of the carrying value of securities which were considered other than temporarily impaired.  The Company has unrealized losses of $9,181,371 in its REIT securities portfolio as of December 31, 2008.  Additional impairment losses may be recognized if the REIT securities market remains at current levels and the financial results of the underlying companies deteriorate.  The dividends received from our REIT preferred investments continue to meet our expectations. It is our intent to hold these securities long-term and anticipate realizing satisfactory returns.

In fiscal 2008, the Company recorded losses from the Company’s investment in futures contacts.  The Company invested in futures contracts of ten-year treasury notes with the objective of reducing the risk of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.    The Company terminated its program of investing in futures contracts in May 2008 and there were no open contracts as of December 31, 2008.

Interest expense increased $342,322 or 11% for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.  The increase in interest expense is mainly due to the interest on the new mortgages on the Tampa, Florida (FedEx), Union Township, Ohio, Fayetteville, North Carolina, Lakeland, Florida, Augusta, Georgia, Cocoa, Florida and Orlando, Florida properties and an increased outstanding balance on the Company’s margin loan.

Income (loss) from discontinued operations for the three months ended December 31, 2008 and 2007 reflects the results of operations of the industrial property in Franklin, Massachusetts and Ramsey, New Jersey which were sold in June 2008 and July 2008, respectively.

The following table summarizes the components of discontinued operations:

	Three Months
	12/31/08	12/31/07

Rental and Reimbursement Revenue	$-0-	$245,582
Real Estate Taxes	-0-	(25,047)
Operating Expenses	-0-	(6,686)
Depreciation	-0-	(37,941)
Income from Operations of Disposed Property and Property Held for Sale	-0-	175,908
Gain on Sale of Investment Property	-0-	-0-
Income from Discontinued Operations	$-0-	$175,908

Cash flows from discontinued operations for the three months ended December 31, 2008 and 2007 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Three Months Ended
	12/31/08	12/31/07

Cash flows from Operations – Discontinued Operations	$-0-	$283,523
Cash flows from Investing Activities – Discontinued Operations	-0-	-0-
Cash flows from Financing Activities – Discontinued Operations	-0-	(283,523)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net cash from operating activities of $4,941,967 and $3,995,770 for the three months ended December 31, 2008 and 2007, respectively.

Securities available for sale decreased $4,998,368 from September 30, 2008 to December 31, 2008.  The decrease is due mainly to an increase in the unrealized loss of $3,041,920, the write-down in carrying value of securities deemed to be other than temporarily impaired of $3,245,122, and sales of securities with a cost of $119,548.  These decreases were partially offset by purchases of securities of $1,408,222.

Tenant and Other Receivables decreased $762,841 from September 30, 2008 to December 31, 2008.  The decrease is due mainly to the collection of real estate tax and other reimbursements from the tenants.

Prepaid expenses increased $814,419 from September 30, 2008 to December 31, 2008.  The increase is due mainly to an increase in prepaid real estate taxes and prepaid insurance related to timing of payments.  The Company recognizes real estate tax and insurance expense ratably over the fiscal year.

Mortgage notes payable decreased $2,718,952 from September 30, 2008 to December 31, 2008.  This decrease is due to principal repayments.

Loans payable increased $4,518,538 from September 30, 2008 to December 31, 2008.   The increase was due to the borrowing on the margin loan to make payments on the contracts of the property expansions completed at the end of fiscal 2008 and other capital projects, for the repurchase of $1,000,000 in debentures and for purchase of securities.

The Company raised $1,264,398 from the issuance of shares in the DRIP during the three months ended December 31, 2008, including dividend reinvestments of $1,090,383.   Dividends paid on the common stock for the three months ended December 31, 2008 were $3,687,878 of which $1,090,383 was reinvested.    On February 3, 2009, the Company declared a dividend of $0.15 per common share to be paid March 15, 2009 to common shareholders of record as of February 15, 2009.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its line of credit, refinance debt, or raise capital through the DRIP or capital markets.

Liquidity and Capital Resources

Net cash provided by operating activities was $4,941,967and $3,995,770 for the three months ended December 31, 2008 and 2007, respectively.  Dividends on common stock for the three months ended December 31, 2008 and 2007 were $3,687,878 (of which $1,090,383 was reinvested) and $3,593,204.  The Company owned securities available for sale of $16,007,295 subject to margin loans of $6,818,486.  These marketable securities provide the Company with additional liquidity. The REIT securities market has recently been driven to inordinately low prices and high yields. This has resulted in substantial unrealized losses on our holdings. We believe this to be the result of indiscriminate selling and not the result of normal pricing considerations. The dividends received from our REIT preferred investments continue to meet our expectations. It is our intent to hold these securities long-term and anticipate realizing satisfactory returns.

As of December 31, 2008, the Company owned fifty-eight properties, of which forty-eight carried mortgage loans of $189,228,680.  The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s line of credit limit the amount of unencumbered properties which can be mortgaged.  In addition, the Company has approximately $2,749,000 available on its $15,000,000 line of credit as of December 31, 2008.  The Company has been raising capital through its DRIP, private placements and public offerings of common and preferred stock and investing in net leased industrial properties.  The Company believes that funds generated from operations and the DRIP, the funds available on the line of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next year.

The Company seeks to invest in well-located, modern buildings leased to credit worthy tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 46% as of December 31, 2008.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated at approximately 59% of total rental and reimbursement revenue for fiscal 2009.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

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

The Company’s FFO for the three months ended December 31, 2008 and 2007 is calculated as follows:

Three Months Ended

	12/31/08	12/31/07

Net Loss	($994,040)	($222,779)
Preferred Dividend	(630,304)	(630,433)
Depreciation Expense	2,117,121	1,851,292
Depreciation Expense Related to Discontinued Operations	-0-	37,941
Amortization of Intangible Lease Assets	308,919	534,811
FFO	$801,696	$1,570,832

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended December 31, 2008 and 2007:

   Three Months Ended

	2008	2007

Operating Activities	$4,941,967	$3,995,770
Investing Activities	(2,912,301)	(15,931,151)
Financing Activities	(2,356,239)	6,479,464

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

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.

Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information – None

Item 6.	Exhibits
10.1	Employment Agreement - Michael P. Landy (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on January 21, 2009. (Registration No. 001-33177)

10.2	Employment Agreement – Maureen E. Vecere (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on January 21, 2009. (Registration No. 001-33177)

31.1	Certification of Eugene W. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date	February 5, 2009	By: /s/ Eugene W. Landy
Eugene W. Landy
President and Chief
Executive Officer

Date:	February 5, 2009	By: /s/ Anna T. Chew
Anna T. Chew
Chief Financial Officer