Form 10-Q
period 2009-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2009-05-07
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( x )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

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

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X      No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes_____    No ___X___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer Accelerated filer X Smaller Reporting Company___ Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

The number of shares outstanding of the issuer's common stock as of May 1, 2009 was 25,007,491 shares.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2009

C O N T E N T S

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND SEPTEMBER 30, 2008

ASSETS	March 31, 2009 (unaudited)	September 30, 2008

Real Estate Investments:
Land	$70,530,817	$69,895,817
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $44,973,093 and $40,819,491, respectively	273,614,879	276,709,455
Total Real Estate Investments	344,145,696	346,605,272

Real Estate Held for Sale, net of Accumulated Depreciation
of $95,739 and $72,621, respectively	2,724,261	2,747,379
Cash and Cash Equivalents	8,738,575	5,348,262
Securities Available for Sale at Fair Value	13,361,482	21,005,663
Tenant and Other Receivables	300,786	978,317
Deferred Rent Receivable	1,237,774	1,235,309
Loans Receivable, net	421,267	457,436
Prepaid Expenses	967,846	384,884
Financing Costs, net of Accumulated Amortization of $1,165,898 and $1,009,588, respectively	2,203,035	2,282,342
Lease Costs, net of Accumulated Amortization of $285,901 and $240,404, respectively	875,833	728,491
Intangible Assets, net of Accumulated Amortization of $3,152,332 and $2,219,496, respectively	6,305,307	7,238,143
Other Assets	42,167	66,099

TOTAL ASSETS	$381,324,029	$389,077,597

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2009 AND SEPTEMBER 30, 2008

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2009 (unaudited)	September 30, 2008

Liabilities:
Mortgage Notes Payable	$188,953,648	$191,947,632
Subordinated Convertible Debentures	13,990,000	14,990,000
Loans Payable	20,980,278	14,550,947
Accounts Payable and Accrued Expenses	1,795,370	1,944,271
Other Liabilities	2,898,855	2,114,627

Total Liabilities	228,618,151	225,547,477

Minority Interest	3,509,521	3,619,156

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Shares Authorized; 1,322,500 Shares Issued and Outstanding	$33,062,500	$33,062,500
Common Stock - $.01 Par Value, 35,000,000 Shares Authorized; 24,970,411 and 24,567,026 Shares Issued and 24,965,411 and 24,567,026 Shares Outstanding, respectively	249,704	245,671
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	125,379,637	133,943,807
Treasury Stock at Cost (5,000 and -0- shares, respectively)	(24,905)	-0-
Accumulated Other Comprehensive Loss	(8,269,016)	(6,139,451)
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-

Total Shareholders' Equity	149,196,357	159,910,964

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$381,324,029	$389,077,597

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended		Six Months Ended
	3/31/09	3/31/08	3/31/09	3/31/08
INCOME:
Rental and Reimbursement Revenue	$10,552,266	$9,572,304	$20,834,645	$19,021,564

EXPENSES:
Real Estate Taxes	1,745,041	1,364,715	3,300,223	2,608,815
Operating Expenses	864,541	1,010,035	1,657,193	2,002,854
General & Administrative Expense	761,215	780,070	1,420,556	1,417,441
Depreciation	2,098,507	1,898,411	4,204,069	3,736,509

TOTAL EXPENSES	5,469,304	5,053,231	10,582,041	9,765,619

OTHER INCOME (EXPENSE):
Interest and Dividend Income	623,396	369,425	1,282,887	772,783
Loss on Securities Transactions, net	(3,337,382)	(1,131,660)	(6,582,580)	(3,428,058)
Interest Expense	(3,453,905)	(3,338,167)	(7,043,304)	(6,585,244)

TOTAL OTHER INCOME (EXPENSE)	(6,167,891)	(4,100,402)	(12,342,997)	(9,240,519)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1,084,929)	418,671	(2,090,393)	15,426
Minority Interest	25,775	41,386	54,687	75,754

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,110,704)	377,285	(2,145,080)	(60,328)

DISCONTINUED OPERATIONS:
Gain on Sale of Investment Property	-0-	-0-	-0-	-0-
Income from Operations of Disposed Property and Property Held for Sale	(285,595)	208,561	(245,259)	423,395

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	(285,595)	208,561	(245,259)	423,395

NET INCOME (LOSS)	(1,396,299)	585,846	(2,390,339)	363,067

Preferred dividend	630,304	630,303	1,260,607	1,260,736

NET LOSS APPLICABLE TO
COMMON SHAREHOLDERS	($2,026,603)	($44,457)	($3,650,946)	($897,669)

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) – CONTINUED

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended		Six Months Ended
	3/31/09	3/31/08	3/31/09	3/31/08

BASIC LOSS – PER SHARE
Income (loss) from Continuing Operations	($.04)	$.01	($.09)	$-0-
Less: Preferred Dividend	(.03)	(.03)	(.05)	(.05)
Income (Loss) from Discontinued Operations	(.01)	.01	(.01)	.02
Net Loss Applicable to Common Shareholders - Basic	($.08)	($.01)	($.15)	($.03)

DILUTED LOSS – PER SHARE
Income (loss) from Continuing Operations	($.04)	$.01	($.09)	$-0-
Less: Preferred Dividend	(.03)	(.03)	(.05)	(.05)
Income (loss) from Discontinued Operations	(.01)	.01	(.01)	.02
Net Loss Applicable to Common Shareholders - Diluted	($.08)	($.01)	($.15)	($.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	24,808,329	23,968,027	24,708,641	23,964,768
Diluted	24,814,020	24,016,363	24,715,840	24,024,820

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	($2,390,339)	$363,067
Noncash Items Included in Net Income:
Depreciation	4,227,187	3,836,819
Amortization	1,179,269	1,214,057
Stock Compensation Expense	49,176	10,504
Loss on Securities Transactions, net	6,582,580	3,428,058
Income Allocated to Minority Interest	54,687	75,754
Changes In:
Tenant, Deferred Rent and Other Receivables	675,066	478,976
Prepaid Expenses	(582,962)	(512,025)
Other Assets and Lease Costs	(189,535)	669,461
Accounts Payable, Accrued Expenses and Other Liabilities	635,327	293,817
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,240,456	9,858,488

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	-0-	(10,504,000)
Capital Improvements & Purchases of Equipment	(1,744,493)	(2,253,719)
Increase in Construction in Progress	(22,640)	(3,563,463)
Collections on Loans Receivable	36,169	32,785
Proceeds from Sale of Securities Available for Sale	945,792	962,822
Purchase of Securities Available for Sale	(2,013,756)	(7,102,464)
NET CASH USED IN INVESTING ACTIVITIES	(2,798,928)	(22,428,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds on Loans Payable	6,429,331	7,383,643
Repurchase of Subordinated Convertible Debentures	(1,000,000)	-0-
Proceeds from Mortgages	2,437,500	12,650,000
Principal Payments on Mortgages	(5,431,484)	(4,953,572)
Financing Costs on Debt	(78,361)	(225,724)
Net (Distributions to) Contributions from Minority Interests	(164,322)	157,493
Proceeds from the Exercise of Stock Options	-0-	99,820
Proceeds from Issuance of Common Stock, net of reinvestments	325,523	196,169
Repurchase of Common Stock	(24,905)	-0-
Preferred Dividends Paid	(1,260,607)	(1,260,736)
Common Stock Dividends Paid, net of reinvestments	(5,283,890)	(6,274,249)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,051,215)	7,772,844

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,390,313	(4,796,707)
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	5,348,262	11,395,337
END OF PERIOD	$8,738,575	$6,598,630

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2009

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

The interim consolidated financial statements furnished herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2008.

Certain amounts in the consolidated financial statements for the prior periods presented have been reclassified to conform to the financial statement presentation for the current year.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as contingent assets and liabilities as of the dates of the consolidated balance sheets and revenue and expenses for the years then ended.  Actual results could differ significantly from these estimates and assumptions.

Employee Stock Options

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $20,988 and $8,626 have been recognized in the three months ended March 31, 2009 and 2008, respectively and $49,176 and $10,504 have been recognized in the six months ended March 31, 2009 and 2008, respectively.

On July 26, 2007, the shareholders approved and ratified the Company’s 2007 Stock Option Plan (the 2007 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.

During the six months ended March 31, 2009, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

10/20/08	11	245,000	$7.25	10/20/16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following fiscal year:

	Fiscal 2009	Fiscal 2008

Dividend yield	8.30%	7.30%
Expected volatility	16.41%	15.18%
Risk-free interest rate	3.38%	3.75%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the six months ended March 31, 2009 and 2008 was $0.23 and $0.35, respectively.

During the six months ended March 31, 2009, no participants exercised options.  Options to purchase 32,620 shares were forfeited during the quarter ended March 31, 2009.  These shares were returned to the plan and are included in the number shares available to grant.  As of March 31, 2009, there were options to purchase 1,544,550 shares outstanding under the 2007 plan.   Options to purchase 1,042,620 shares were available to grant as of March 31, 2009.

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

NOTE 3 – NET LOSS APPLICABLE TO COMMON SHAREHOLDERS PER SHARE

Basic net loss per common share is calculated by dividing net income applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing net income applicable to common shareholders plus interest expense related to the Convertible Subordinated Debentures (Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period.

The following amounts related to the potential conversion of the Debentures are excluded from the calculation due to their antidilutive effect:

	Three Months Ended		Six Months Ended
	3/31/09	3/31/08	3/31/09	3/31/08

Interest expense	$279,800	$299,800	$559,600	$599,600

Common shares to be issued upon conversion	1,304,148	1,413,319	1,304,148	1,413,319

Options to purchase shares in the amount of 5,691 and 48,336 are included in the diluted weighted average shares outstanding for the three months ended March 31, 2009 and 2008, respectively.  Options to purchase shares in the amount of 7,199 and 60,052 are included in the diluted weighted average shares outstanding for the six months ended March 31, 2009 and 2008, respectively.    As of March 31, 2009 and 2008, options to purchase 300,748 and 26,212 shares, respectively, were antidilutive.

NOTE 4 – COMPREHENSIVE LOSS

The following table sets forth the components of the Company’s comprehensive loss:

Three Months Ended

       Six Months Ended

	3/31/09	3/31/08	3/31/09	3/31/08
Net Loss Applicable to Common Shareholders	($2,026,603)	($44,457)	($3,650,946)	($897,669)
(Increase) Decrease in unrealized loss on securities available for sale	912,355	(260,375)	(2,129,565)	(998,596)
Comprehensive Loss	($1,114,248)	($304,832)	($5,780,511)	($1,896,265)

NOTE 5 – REAL ESTATE INVESTMENTS

Expansions

The Company expanded the industrial building in Griffin, Georgia.   Construction of the expansion was substantially complete in December 2008.  Total construction costs were approximately $415,000.  The building was expanded from 215,720 square feet to 217,970 square feet and the parking lot was expanded 11,000 square feet.   In accordance with the lease amendment, as of June 2009, the annual rent is estimated to increase from $1,093,700 ($5.07 per square foot) to approximately $1,169,000 ($5.36 per square foot) per year.

The Company is currently expanding the industrial building in Cheektowaga, New York.  Total construction costs are expected to be approximately $2,600,000.  The building will be expanded from

84,923 square feet to 104,981 square feet.   Construction of the expansion is expected to be completed by the 4th fiscal quarter of 2009.  At the completion of the expansion, annual rent will increase from $686,479 ($8.08 per square foot) to $961,838 ($9.16 per square foot) and the lease will be extended through August 2019.  The Company has recorded $22,640 as construction in progress related to this expansion as of March 31, 2009.

NOTE 6 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

The following table summarizes the Company’s loss on securities transactions for the three and six months ended March 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	3/31/09	3/31/08	3/31/09	3/31/08

(Loss) gain on sale of securities, net	($688,428)	$225,678	($688,504)	$186,798
Loss on settled futures contracts	-0-	(418,529)	-0-	(897,528)
Unrealized loss on open futures contracts	-0-	(232,032)	-0-	(191,251)
Impairment losses	($2,648,954)	(706,777)	(5,894,076)	(2,526,077)
Loss on securities transactions, net	($3,337,382)	($1,131,660)	($6,582,580)	($3,428,058)

During the three months ended March 31, 2009 and 2008, the Company recognized impairment losses of $2,648,954 and $706,777, respectively.  During the six months ended March 31, 2009 and 2008, the Company recognized impairment losses of $5,894,076 and $2,526,077, respectively.  These impairment losses were due to writing down of the carrying value of securities which were considered other than temporarily impaired.

During fiscal 2008, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the risk of rolling over the fixed-rate mortgage debt at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain (loss) on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The Company ended its hedging program and closed out its contracts as of May 15, 2008.  As such, there were no open contracts as of March 31, 2009.

During the six months ended March 31, 2009, the Company made purchases of $2,013,756 in securities available for sale.  Of this amount, the Company made total purchases of 20,582 shares of UMH Properties, Inc, a related REIT (UMH) for $118,263 or $5.75 per share.  The Company owned a total of 130,327 shares of UMH as of March 31, 2009.   The Company also sold securities with a cost of $1,634,296 during the six months ended March 31, 2009 and recognized a loss on sale of $688,504.

NOTE 7 – DEBT

On March 4, 2009, the Company obtained a mortgage of $2,437,500 secured by the 37,660 square foot industrial building leased to MagiKitch’n, Inc. in Quakertown, Pennsylvania.  The mortgage is at a variable interest rate of prime plus 1% (but not less than 5%) and is due on March 4, 2011.

NOTE 8 – SUBORDINATED CONVERTIBLE DEBENTURES

On October 10, 2008, the Company repurchased $1,000,000 principal amount of the debentures due in 2013 from UMH, at par.

NOTE 9 – SHAREHOLDERS’ EQUITY

7.625% Series A Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2009, the Company paid $1,260,607 in preferred dividends or $.9532 per share.  On May 5, 2009, the board of directors declared a quarterly dividend of $.4766 per share to be paid June 15, 2009, to shareholders of record as of May 15, 2009.

Common Stock

The Company raised $2,446,975 (including reinvestments of $2,121,452) from the issuance of shares in the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the six months ended March 31, 2009 and issued 403,385 common shares.  During the six months ended March 31, 2009, the Company paid $7,405,342 in total dividends or $.30 per common share to common shareholders, of which $2,121,452 was reinvested in the DRIP.

On May 5, 2009, the Company declared a dividend of $0.15 per common share to be paid June 30, 2009 to common shareholders of record as of June 1, 2009.

Treasury Stock

On March 3, 2009, the board of directors approved a Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock.  The repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares.  During the six months ended March 31, 2009, the Company repurchased 5,000 shares of its common stock for $24,905.

NOTE 10 - FAIR VALUE MEASUREMENTS

On October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets was determined using the following inputs at March 31, 2009:

	Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$13,361,482	$13,361,482	$-0-	$-0-

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended March 31, 2009 and 2008 was $7,139,660 and $6,143,011 respectively.

During the six months ended March 31, 2009 and 2008, the Company had dividend reinvestments of $2,121,452 and $912,160, respectively, which required no cash transfers.

NOTE 12 – DISCONTINUED OPERATIONS

At March 31, 2009, the Company owned fifty-seven industrial properties and one shopping center.  One industrial property in Quakertown, Pennsylvania, was classified as held for sale.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of the Quakertown, Pennsylvania are included in discontinued operations for the three and six months ended March 31, 2009 and 2008.  The industrial properties in Quakertown, Pennsylvania, Ramsey, New Jersey and Franklin, Massachusetts are included in discontinued operations for the three and six months ended March 31, 2008.  The Franklin, Massachusetts property was sold on June 3, 2008 for a sale price of approximately $6,685,000 and the Ramsey, New Jersey property was sold on July 22, 2008 for a sale price of approximately $4,050,000.

The following table summarizes the components of discontinued operations:

	Three Months		Six Months
	3/31/09	3/31/08	3/31/09	3/31/08

Rental and Reimbursement Revenue	$89,232	$322,416	$175,692	$653,041
Real Estate Taxes	(10,444)	(35,653)	(22,079)	(71,304)
Operating Expenses	(15,369)	(6,774)	(13,495)	(13,526)
Depreciation	(11,559)	(49,175)	(23,118)	(100,310)
Amortization	(337,455)	(22,253)	(362,259)	(44,506)
Income (Loss) from Operations of Disposed Property and Property Held for Sale	($285,595)	$208,561	($245,259)	$423,395
Gain (Loss) on Sale of Investment Property	-0-	-0-	-0-	-0-
Income (Loss) from Discontinued Operations	($285,595)	$208,561	($245,259)	$423,395

Cash flows from discontinued operations for the six months ended March 31, 2009 and 2008 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Six Months Ended
	3/31/09	3/31/08

Cash flows from Operations – Discontinued Operations	$140,118	$568,211
Cash flows from Investing Activities – Discontinued Operations	-0-	-0-
Cash flows from Financing Activities – Discontinued Operations	(140,118)	(568,211)

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

As of March 31, 2009, the Company had approximately $2,600,000 in commitments under the construction contract for the expansion of the industrial property in Cheektowaga, New York discussed under Note No. 5 – Real Estate Investments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s September 30, 2008 Annual Report on Form 10-K.

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment-grade tenants.   As of March 31, 2009, the Company owns fifty-seven industrial properties and one shopping center with total square footage of approximately 6,070,000.  Total real estate investments were approximately $344,146,000 as of March 31, 2009.  These properties are located in twenty-five states.  As of March 31, 2009, the Company’s weighted average lease expiration term was 5.1 years and the percent of square footage occupied was 96%.  The Company’s average rent per occupied square foot for fiscal 2009 is approximately $5.63.

 The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  As of March 31, 2009, the percentage of FDX-leased square footage as a total of the Company’s rental space was 46%.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries are estimated at approximately 59% of total rental and reimbursement revenue for fiscal 2009.  This is a risk shareholders should consider.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.  Rental and reimbursement revenue increased 10% for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.  The increase in rental and reimbursement revenue are due mainly to rent and reimbursements from the property acquisitions made during fiscal 2008 and from the increased rent from property expansions completed at the end of fiscal 2008.   The income from the Company’s property operations continues to meet management’s expectations.

The Company also holds a portfolio of securities of other REITs valued at approximately $13,361,000 as of March 31, 2009 which earns dividend and interest income.  During the three and six months ended March 31, 2009, the Company recorded impairment losses of  $2,648,954 and $5,894,076 related to REIT securities which management believed to be other than temporarily impaired. In addition, the Company experienced an increase in the unrealized loss of $2,129,565 during the six months ended March 31, 2009 and the total unrealized loss on the securities portfolio was $8,269,016 as of March 31, 2009.  Management believes that the increase in the unrealized loss on securities is related to the overall decrease in market value of REIT securities.    Subsequent to March 31, 2009, the REIT market has improved and as a result, our losses have been reduced.  Historically, REIT share prices were not volatile.  Today, they are highly volatile with price swings of 5% or more recurring frequently.  REIT securities have always represented less than 10% of the Company’s total assets.  The dividends received from our securities investments, which are primarily REIT preferred issues, continue to meet our expectations. It is our intent to hold these securities long-term. As the credit markets begin to normalize, more efficient pricing should return to the securities markets. The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

See PART I, Item 1 – Business in the Company’s September 30, 2008 Annual Report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of March 31, 2009, the Company owned fifty-eight properties with total square footage of approximately 6,070,000 as compared to fifty-nine properties with square footage of approximately 5,966,000 as of March 31, 2008.  As of March 31, 2009, the Company’s weighted average lease expiration term was 5.1 years.  The Company’s occupancy rate was 96% and 98% as of March 31, 2009 and 2008, respectively.

Rental and reimbursement revenue increased $979,962 or 10% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 and increased $1,813,081 or 10% for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.  The increase is due mainly to the rent and accrued tenant reimbursement revenue related to the acquisition of the two industrial properties in 2008 (Cocoa and Orlando, Florida) and the increase in rent from the five FedEx Ground Package Systems, Inc. leased properties expanded during 2008 (Beltsville, Maryland, Augusta, Georgia, Hanahan, South Carolina, Denver, Colorado and Colorado Springs, Colorado.

Real estate taxes increased $380,326 or 28% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 and increased $691,408 or 27% for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.  The increase is due mainly to the real estate taxes related to the acquisition of the two industrial properties in 2008 and increases in real estate taxes from the five properties expanded during 2008.

Operating expenses decreased $145,494 or 14% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 and decreased $345,661 or 17% for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.  The decrease is due mainly to the decrease in the amortization of the in-place lease intangible assets and a decrease in insurance premiums.  Effective March 31, 2008, the Company finalized the purchase price allocation associated with the merger of Monmouth Capital and certain other acquisitions which occurred during 2007 and $5,879,000 was reclassified from Intangible Assets to Real Estate Investments.  Other operating expenses remained relatively consistent for the six months ended March 31, 2009 as compared to March 31, 2008.

Depreciation expense increased $200,096 or 11% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 and increased $467,560 or 13% for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.  The increase is mainly due to the depreciation expense related to the two industrial properties acquired in 2008.

Interest and dividends increased $253,971 or 69% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 and increased $510,104 or 66% for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.   The increase is due mainly to a higher average balance of securities and higher weighted average yields on the securities for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.  The average balance of securities was $15,384,000 and $14,590,000 for the six months ended March 31, 2009 and 2008, respectively and the weighted average yields were 17.7% and 9.94% as of March 31, 2009 and 2008, respectively.

The following table summarizes the Company’s loss on securities transactions for the three and six months ended March 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	3/31/09	3/31/08	3/31/09	3/31/08

(Loss) gain on sale of securities, net	($688,428)	$225,678	($688,504)	$186,798
Loss on settled futures contracts	-0-	(418,529)	-0-	(897,528)
Unrealized loss on open futures contracts	-0-	(232,032)	-0-	(191,251)
Impairment losses	($2,648,954)	(706,777)	(5,894,076)	(2,526,077)
Loss on securities transactions, net	($3,337,382)	($1,131,660)	($6,582,580)	($3,428,058)

During the three and six months ended March 31, 2009 and 2008, the Company recognized losses of $2,648,954 and $5,894,076, respectively, due to writing down of the carrying value of securities which were considered other than temporarily impaired.  The Company has unrealized losses of $8,269,016 in its REIT securities portfolio as of March 31, 2009.      Subsequent to March 31, 2009, the REIT market has improved and as a result, our losses have been reduced.  Historically, REIT share prices were not volatile.  Today, they are highly volatile with price swings of 5% or more recurring frequently.  REIT securities have always represented less than 10% of the Company’s total assets.  The dividends received from our investments, which are primarily REIT preferred issues, continue to meet our expectations. It is our intent to hold these securities long-term and anticipate realizing satisfactory returns.

In fiscal 2008, the Company recorded losses from the Company’s investment in futures contacts.  The Company invested in futures contracts of ten-year treasury notes with the objective of reducing the risk of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.    The Company terminated its program of investing in futures contracts in May 2008 and there were no open contracts as of March 31, 2009.

Interest expense increased $115,738 or 3% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 and increased $458,060 or 7% for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.  The increase in interest expense is mainly due to the interest on the new mortgages on the Tampa, Florida (FedEx), Union Township, Ohio, Fayetteville, North Carolina, Lakeland, Florida, Augusta, Georgia, Cocoa, Florida, Orlando, Florida and Quakertown, Pennsylvania properties and an increased outstanding balance on the Company’s margin loan and line of credit.

Income (loss) from discontinued operations for the three and six months ended March 31, 2009 and 2008, includes the results of operations of the Quakertown, Pennsylvania property which was classified as held for sale at March 31, 2009 and 2008.  Income (loss) from discontinued operations for the three and six months ended March 31, 2008 reflects the results of operations of the Quakertown, Pennsylvania property as well as the industrial properties in Franklin, Massachusetts and Ramsey, New Jersey which were sold in June 2008 and July 2008, respectively.

The following table summarizes the components of discontinued operations:

	Three Months		Six Months
	3/31/09	3/31/08	3/31/09	3/31/08

Rental and Reimbursement Revenue	$89,232	$322,416	$175,692	$653,041
Real Estate Taxes	(10,444)	(35,653)	(22,079)	(71,304)
Operating Expenses	(15,369)	(6,774)	(13,495)	(13,526)
Depreciation	(11,559)	(49,175)	(23,118)	(100,310)
Amortization	(337,455)	(22,253)	(362,259)	(44,506)
Income (Loss) from Operations of Disposed Property and Property Held for Sale	($285,595)	$208,561	($245,259)	$423,395
Gain (Loss) on Sale of Investment Property	-0-	-0-	-0-	-0-
Income (Loss) from Discontinued Operations	($285,595)	$208,561	($245,259)	$423,395

Cash flows from discontinued operations for the six months ended March 31, 2009 and 2008 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Six Months Ended
	3/31/09	3/31/08

Cash flows from Operations – Discontinued Operations	$140,118	$568,211
Cash flows from Investing Activities – Discontinued Operations	-0-	-0-
Cash flows from Financing Activities – Discontinued Operations	(140,118)	(568,211)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net cash from operating activities of $10,240,456 and $9,858,488 for the six months ended March 31, 2009 and 2008, respectively.

Securities available for sale decreased $7,644,181 from September 30, 2008 to March 31, 2009.  The decrease is due mainly to an increase in the unrealized loss of $2,129,565, the write-down in carrying value of securities deemed to be other than temporarily impaired of $5,894,076, and sales and redemptions of securities with a cost of $1,634,296.  These decreases were offset by purchases of securities of $2,013,756.

Tenant and Other Receivables decreased $677,531 from September 30, 2008 to March 31, 2009.  The decrease is due mainly to the collection of real estate tax and other reimbursements from the tenants.

Prepaid expenses increased $582,962 from September 30, 2008 to March 31, 2009.  The increase is due mainly to an increase in prepaid real estate taxes and prepaid insurance related to timing of payments.  The Company recognizes real estate tax and insurance expense ratably over the fiscal year.

Mortgage notes payable decreased $2,993,984 from September 30, 2008 to March 31, 2009.  This decrease is due to principal repayments of $5,431,484 offset by new mortgage proceeds of $2,437,500 from the financing of the Quakertown, Pennsylvania property.

Loans payable increased $6,429,331 from September 30, 2008 to March 31, 2009.   The increase was due to the borrowing on the margin loan and on the Company’s $15,000,000 line of credit.  The draws were made to finance the property expansions completed at the end of fiscal 2008 and other capital projects, for the repurchase of $1,000,000 in debentures and for purchases of securities.

The Company raised $2,466,975 from the issuance of shares in the DRIP during the six months ended March 31, 2009, which included dividend reinvestments of $2,121,452.   Dividends paid on the common stock for the six months ended March 31, 2009 were $7,405,342 of which $2,121,452 was reinvested.    On May 5, 2009, the Company declared a dividend of $0.15 per common share to be paid June 30, 2009 to common shareholders of record as of June 1, 2009.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its line of credit, refinance debt, or raise capital through the DRIP or capital markets.

Liquidity and Capital Resources

Net cash provided by operating activities was $10,240,456 and $9,858,488 for the six months ended March 31, 2009 and 2008, respectively.  Dividends on common stock for the six months ended March 31, 2009 and 2008 were $7,405,342 and $7,186,409 (of which $2,121,452 and $912,160, respectively, was reinvested).

As of March 31, 2009, the Company owned securities available for sale of $13,361,482 subject to margin loans of $5,980,278.  These marketable securities provide the Company with additional liquidity. The REIT securities market has recently been driven to inordinately low prices and high yields. This has resulted in substantial unrealized losses on our holdings. We believe this to be the result of indiscriminate selling and not the result of normal pricing considerations.   Subsequent to March 31, 2009, the REIT market has improved and as a result, our losses have been reduced.  The dividends received from our investments, which are primarily REIT preferred issues, continue to meet our expectations. It is our intent to hold these securities long-term and anticipate realizing satisfactory returns.

As of March 31, 2009, the Company owned fifty-eight properties, of which forty-nine carried mortgage loans totaling $188,953,648.  The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s line of credit limit the amount of unencumbered properties which can be mortgaged.  The Company has fully drawn its $15,000,000 line of credit as of March 31, 2009.  The Company’s total debt plus preferred equity to total market capitalization as of March 31, 2009 was 61% as compared to 56% as of September 30, 2008.  The Company has been raising capital through its DRIP, private placements and public offerings of common and preferred stock and investing in net leased industrial properties.  The Company believes that funds generated from operations and the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next year.

The Company seeks to invest in well-located, modern buildings leased to investment grade tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 46% as of March 31, 2009.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated at approximately 59% of total rental and reimbursement revenue for fiscal 2009.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

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

The Company’s FFO for the three and six months ended March 31, 2009 and 2008 is calculated as follows:

                                             Three Months Ended

           Six Months Ended

	3/31/09	3/31/08	3/31/09	3/31/08

Net Income (Loss)	($1,396,299)	$585,846	($2,390,339)	$363,067
Preferred Dividend	(630,304)	(630,303)	(1,260,607)	(1,260,736)
Depreciation Expense	2,098,507	1,898,411	4,204,069	3,736,509
Depreciation Expense Related to Discontinued Operations	11,559	49,175	23,118	100,310
Amortization of In-Place Lease Intangible Assets	286,461	479,507	570,576	992,065
Amortization of In-Place Lease Intangible Assets Related to Discontinued Operations	337,455	22,253	362,259	44,506
FFO	$707,379	$2,404,889	$1,509,076	$3,975,721

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended March 31, 2009 and 2008:

	Six Months Ended
	2009	2008

Operating Activities	$10,240,456	$9,858,488
Investing Activities	(2,798,928)	(22,428,039)
Financing Activities	(4,051,215)	7,772,844

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

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date	May 7, 2009	By: /s/ Eugene W. Landy
Eugene W. Landy
President and Chief
Executive Officer

Date:	May 7, 2009	By: /s/ Anna T. Chew
Anna T. Chew
Chief Financial Officer