Form 10-Q
period 2009-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2009-08-06
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( x )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

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

The number of shares outstanding of the issuer's common stock as of August 3, 2009 was 25,327,551 shares.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2009

C O N T E N T S

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 AND SEPTEMBER 30, 2008

ASSETS	June 30, 2009 (unaudited)	September 30, 2008

Real Estate Investments:
Land	$70,530,817	$69,895,817
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $47,120,349 and $40,819,491, respectively	271,512,357	276,709,455
Total Real Estate Investments	342,043,174	346,605,272

Real Estate Held for Sale, net of Accumulated Depreciation
of $95,739 and $72,621, respectively	2,724,261	2,747,379
Cash and Cash Equivalents	8,352,984	5,348,262
Securities Available for Sale at Fair Value	20,701,935	21,005,663
Tenant and Other Receivables	225,809	978,317
Deferred Rent Receivable	1,227,662	1,235,309
Loans Receivable, net	406,282	457,436
Prepaid Expenses	740,587	384,884
Financing Costs, net of Accumulated Amortization of $1,250,513 and $1,009,588, respectively	2,330,864	2,282,342
Lease Costs, net of Accumulated Amortization of $313,442 and $240,404, respectively	859,887	728,491
Intangible Assets, net of Accumulated Amortization of $3,438,794 and $2,219,496, respectively	6,018,845	7,238,143
Other Assets	1,669,800	66,099

TOTAL ASSETS	$387,302,090	$389,077,597

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2009 AND SEPTEMBER 30, 2008

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2009 (unaudited)	September 30, 2008

Liabilities:
Mortgage Notes Payable	$192,214,558	$191,947,632
Subordinated Convertible Debentures	13,990,000	14,990,000
Loans Payable	19,218,076	14,550,947
Accounts Payable and Accrued Expenses	1,665,136	1,944,271
Other Liabilities	2,918,736	2,114,627

Total Liabilities	230,006,506	225,547,477

Minority Interest	3,457,075	3,619,156

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Shares Authorized; 1,322,500 Shares Issued and Outstanding	$33,062,500	$33,062,500
Common Stock - $.01 Par Value, 35,000,000 Shares Authorized; 25,292,898 and 24,567,026 Shares Issued and 25,287,898 and 24,567,026 Shares Outstanding, respectively	252,929	245,671
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	124,734,492	133,943,807
Treasury Stock at Cost (5,000 and -0- shares, respectively)	(24,905)	-0-
Accumulated Other Comprehensive Loss	(2,984,944)	(6,139,451)
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-

Total Shareholders' Equity	153,838,509	159,910,964

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$387,302,090	$389,077,597

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months Ended		Nine Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08
INCOME:
Rental and Reimbursement Revenue	$10,242,682	$9,505,479	$31,077,327	$28,527,043

EXPENSES:
Real Estate Taxes	1,661,233	1,253,792	4,961,456	3,862,607
Operating Expenses	878,395	809,875	2,535,588	2,812,730
General & Administrative Expense	708,369	722,209	2,128,925	2,139,650
Depreciation	2,147,256	2,063,988	6,351,325	5,800,496

TOTAL EXPENSES	5,395,253	4,849,864	15,977,294	14,615,483

OTHER INCOME (EXPENSE):
Interest and Dividend Income	568,895	509,338	1,851,782	1,282,121
Loss on Securities Transactions, net	(106,602)	(232,225)	(6,689,182)	(3,660,283)
Interest Expense	(3,417,045)	(3,237,326)	(10,460,349)	(9,822,570)

TOTAL OTHER INCOME (EXPENSE)	(2,954,752)	(2,960,213)	(15,297,749)	(12,200,732)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	1,892,677	1,695,402	(197,716)	1,710,828
Minority Interest	38,084	91,705	92,771	167,459

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,854,593	1,603,697	(290,487)	1,543,369

DISCONTINUED OPERATIONS:
Gain on Sale of Investment Property	-0-	3,273,400	-0-	3,273,400
Income (Loss) from Operations of Disposed Property and Property Held for Sale	34,459	174,571	(210,800)	597,966

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	34,459	3,447,971	(210,800)	3,871,366

NET INCOME (LOSS)	1,889,052	5,051,668	(501,287)	5,414,735

Preferred dividend	630,304	630,304	1,890,911	1,891,040

NET INCOME (LOSS) APPLICABLE TO
COMMON SHAREHOLDERS	$1,258,748	$4,421,364	($2,392,198)	$3,523,695

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) – CONTINUED

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months Ended		Nine Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08

BASIC INCOME (LOSS) – PER SHARE
Income (loss) from Continuing Operations	$.07	$.07	($.01)	$.07
Less: Preferred Dividend	(.02)	(.03)	(.08)	(.08)
Income (Loss) from Discontinued Operations	-0-	.14	(.01)	.16
Net Income (Loss) Applicable to Common Shareholders - Basic	$.05	$.18	($.10)	$.15

DILUTED INCOME (LOSS) – PER SHARE
Income (loss) from Continuing Operations	$.07	$.07	($.01)	$.07
Less: Preferred Dividend	(.02)	(.03)	(.08)	(.08)
Income (loss) from Discontinued Operations	-0-	.14	(.01)	.16
Net Income (Loss) Applicable to Common Shareholders - Diluted	$.05	$.18	($.10)	$.15

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	25,299,406	24,184,790	24,812,891	24,037,841
Diluted	25,305,185	24,201,701	24,819,647	24,078,538

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	($501,287)	$5,414,735
Noncash Items Included in Net Income:
Depreciation	6,374,443	5,923,048
Amortization	1,597,345	1,513,261
Stock Compensation Expense	63,263	26,480
Loss on Securities Transactions, net	6,689,182	3,660,283
Loss (Gain) on Sale of Investment Property	-0-	(3,273,400)
Income Allocated to Minority Interest	92,771	167,459
Changes In:
Tenant, Deferred Rent and Other Receivables	760,155	282,892
Prepaid Expenses	(355,703)	(392,062)
Other Assets and Lease Costs	(210,247)	(25,413)
Accounts Payable, Accrued Expenses and Other Liabilities	524,974	(573,449)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,034,896	12,723,834

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	-0-	(10,504,000)
Capital Improvements & Purchases of Equipment	(1,789,227)	(2,341,926)
Increase in Construction in Progress	(1,660,613)	(7,998,341)
Increase in Restricted Cash	-0-	(6,508,505)
Proceeds from Sale of Investment Property	-0-	6,508,420
Collections on Loans Receivable	51,154	49,416
Proceeds from Sale of Securities Available for Sale	945,792	962,822
Purchase of Securities Available for Sale	(4,176,739)	(11,722,813)
NET CASH USED IN INVESTING ACTIVITIES	(6,629,633)	(31,554,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds on Loans Payable	4,667,129	9,751,000
Repurchase of Subordinated Convertible Debentures	(1,000,000)	-0-
Proceeds from Mortgages	8,437,500	22,300,000
Principal Payments on Mortgages	(8,170,574)	(9,262,065)
Financing Costs on Debt	(290,806)	(312,285)
Net (Distributions to) Contributions from Minority Interests	(254,852)	75,512
Proceeds from the Exercise of Stock Options	-0-	99,820
Proceeds from Issuance of Common Stock, net of reinvestments	1,085,240	934,084
Repurchase of Common Stock, held in treasury	(24,905)	-0-
Preferred Dividends Paid	(1,890,911)	(1,891,040)
Common Stock Dividends Paid, net of reinvestments	(7,958,362)	(8,994,145)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,400,541)	12,700,881

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,004,722	(6,130,212)
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	5,348,262	11,395,337
END OF PERIOD	$8,352,984	$5,265,125

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2009

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

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

The interim consolidated financial statements furnished herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2008.

Certain amounts in the consolidated financial statements for the prior periods presented have been reclassified to conform to the financial statement presentation for the current year.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as contingent assets and liabilities as of the dates of the consolidated balance sheets and revenue and expenses for the periods then ended.  Actual results could differ significantly from these estimates and assumptions.

Employee Stock Options

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).  SFAS No. 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $14,087 and $15,976 have been recognized in the three months ended June 30, 2009 and 2008, respectively and $63,263 and $26,480 have been recognized in the nine months ended June 30, 2009 and 2008, respectively.

On July 26, 2007, the shareholders approved and ratified the Company’s 2007 Stock Option Plan (the 2007 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.

During the nine months ended June 30, 2009, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

10/20/08	11	245,000	$7.25	10/20/16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following fiscal year:

	Fiscal 2009	Fiscal 2008

Dividend yield	8.30%	7.59%
Expected volatility	16.41%	15.08%
Risk-free interest rate	3.38%	3.20%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the nine months ended June 30, 2009 and 2008 was $0.23 and $0.26, respectively.

During the nine months ended June 30, 2009, no participants exercised options.  Options to purchase 32,620 shares were forfeited during the nine months ended June 30, 2009.  These shares were returned to the plan and are included in the number shares available to grant.  As of June 30, 2009, there were options to purchase 1,544,550 shares outstanding under the 2007 plan.   Options to purchase 1,042,620 shares were available to grant as of June 30, 2009.

Subsequent Events

The Company has evaluated subsequent events through August 5, 2009 and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

Recent Accounting Pronouncements

 In February 2007, the Financial Accounting Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159).  SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, our 2009 fiscal year beginning October 1, 2008.  The Company has determined not to elect the fair value measurement option under SFAS 159.

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (FSP 115-2 and FSP 124-2), establish a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, expand the fair value disclosures required for all financial instruments within the scope of SFAS, No. 107, “Disclosures about Fair Value of

Financial Instruments” (FSP 107-1 and APB 28-1) to interim periods. All of these FSP’s are effective for interim and annual periods ending after June 15, 2009, our quarter ended June 30, 2009.  The adoption of these FSP’s will not have a material impact on our consolidated results of operations and financial condition. However, adoption of FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009 resulted in increased disclosures in our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141(R) also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, our 2010 fiscal year beginning October 1, 2009.  In April 2009, the FASB issued FSP No.141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise From Contingencies” (FSP 141(R)-1) which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or a liability assumed can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”. FSP 141(R)-1 has the same effective date as SFAS No. 141(R). The Company will adopt SFAS No. 141(R) and FSP 141(R)-1 on October 1, 2009.   The adoption of SFAS No. 141(R) for future business combinations may result in the recognition of certain types of expenses in our results of operations that are currently capitalized pursuant to existing accounting standards, among other potential impacts.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary.  The Company is currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009.  The Company adopted SFAS No. 165 effective for the quarter ended June 30, 2009.  The adoption of this statement did not have a material effect on our financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification is not

expected to change U.S. GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt SFAS 168 for our quarter ending September 30, 2009.  We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

NOTE 3 – NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) applicable to common shareholders plus interest expense related to the Convertible Subordinated Debentures (Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period.

The following amounts related to the potential conversion of the Debentures are excluded from the calculation due to their antidilutive effect:

	Three Months Ended		Nine Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08

Interest expense	$279,800	$299,800	$839,400	$899,400

Common shares to be issued upon conversion	1,304,148	1,413,319	1,304,148	1,413,319

Options to purchase shares in the amount of 5,779 and 16,911 are included in the diluted weighted average shares outstanding for the three months ended June 30, 2009 and 2008, respectively.  Options to purchase shares in the amount of 6,756 and 40,697 are included in the diluted weighted average shares outstanding for the nine months ended June 30, 2009 and 2008, respectively.    As of June 30, 2009 and 2008, options to purchase 332,146 and 37,072 shares, respectively, were antidilutive.

NOTE 4 – COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income:

	Three Months Ended		Nine Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08
Net Income (Loss) Applicable to Common Shareholders	$1,258,748	$4,421,364	($2,392,198)	$3,523,695
Change in unrealized loss on securities available for sale	5,284,072	(164,545)	3,154,507	(1,163,141)
Comprehensive Income	$6,542,820	$4,256,819	$762,309	$2,360,554

NOTE 5 – REAL ESTATE INVESTMENTS

Expansions

The Company expanded the industrial building in Griffin, Georgia.   Construction of the expansion was substantially complete in December 2008.  Total construction costs were approximately $416,000.  The building was expanded from 215,720 square feet to 217,970 square feet and the parking lot was expanded 11,000 square feet.   In accordance with the lease amendment, as of June 2009, the annual rent increased from $1,093,700 ($5.07 per square foot) to approximately $1,169,000 ($5.36 per square foot) per year.

The Company is currently expanding the industrial building in Cheektowaga, New York.  Total construction costs are expected to be approximately $2,600,000.  The building will be expanded from 84,923 square feet to 104,981 square feet.   Construction of the expansion is expected to be completed by the 4th fiscal quarter of 2009.  At the completion of the expansion, annual rent will increase from $686,479 ($8.08 per square foot) to $961,838 ($9.16 per square foot) and the lease will be extended through August 2019.  The Company has recorded $1,237,783 as construction in progress related to this expansion as of June 30, 2009.

NOTE 6 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

The following table summarizes the Company’s gain (loss) on securities transactions for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08

(Loss) gain on sale of securities, net	$-0-	$-0-	($688,504)	$186,798
Gain (Loss) on open and settled futures contracts	-0-	346,472	-0-	(742,307)
Impairment losses	(106,602)	(578,697)	(6,000,678)	(3,104,774)
Loss on securities transactions, net	($106,602)	($232,225)	($6,689,182)	($3,660,283)

During the three months ended June 30, 2009 and 2008, the Company recognized impairment losses of $106,602 and $578,697, respectively.  During the nine months ended June 30, 2009 and 2008, the Company recognized impairment losses of $6,000,678 and $3,104,774, respectively.  These impairment losses were due to writing down of the carrying value of securities which were considered other than temporarily impaired.

During fiscal 2008, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the risk of rolling over the fixed-rate mortgage debt at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain (loss) on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The Company ended its hedging program and closed out its contracts as of May 15, 2008.  As such, there were no open contracts as of June 30, 2009.

During the nine months ended June 30, 2009, the Company made purchases of $4,176,739 in securities available for sale.  Of this amount, the Company made total purchases on the open market of 33,582 shares of UMH Properties, Inc, a related REIT (UMH) for a total of $197,917 or average cost of $5.89 per share.  The Company owned a total of 143,327 shares of UMH as of June 30, 2009 at a total cost of $1,349,268 or average cost of $9.41 per share.   The Company also sold securities with a cost of $1,634,296 during the nine months ended June 30, 2009 and recognized a loss on sale of $688,504.

The Company had 38 securities that were temporarily impaired investments as of June 30, 2009.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at June 30, 2009:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$107,100	$3,623	$13,435,665	$2,601,419
Common stock	70,680	22,485	3,006,156	1,051,544
Total	$177,780	$26,108	$16,441,821	$3,652,963

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss

8	$3,369,424	$84,002	Less than or equal to 5%
6	1,867,206	146,235	Less than or equal to 10%
13 *	6,530,665	1,251,364	Less than or equal to 20%
7	2,109,725	727,712	Less than or equal to 30%
3	2,425,061	1,236,238	Less than or equal to 40%
1	317,520	233,520	Less than or equal to 45%
38	$16,619,601	$3,679,071

* Includes UMH Properties, Inc., a related entity, with a fair value of $1,142,316 and an unrealized loss of $206,952.

The Company has determined that these securities are temporarily impaired as of June 30, 2009.  The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery.

NOTE 7 – DEBT

On March 4, 2009, the Company obtained a mortgage from Two River Community Bank of $2,437,500 secured by the 37,660 square foot industrial building leased to MagiKitch’n, Inc. in Quakertown, Pennsylvania.  The mortgage is an interest-only loan and is at a variable rate based on the Wall Street Journal Prime Rate plus 1% (but not less than 5%).  The mortgage is due on March 4, 2011.

On June 23, 2009, the Company obtained a mortgage from Sun National Bank of $6,000,000 secured by a second mortgage on the 149,384 square foot industrial building leased to FedEx Ground Package System, Inc. in Beltsville, Maryland.  The second mortgage is at an annual fixed rate of 6.65% for the first three years (initial period).  After the initial period, the rate resets every three years to an annual rate of 325 basis points over the FHLB daily advance rate for a five year loan (but not less than 6.5%).  The loan requires principal and interest payments and matures on July 31, 2029.  Sun National Bank has the option to call the loan on May 1, 2016.  The property in Beltsville, Maryland is subject to a first mortgage with a balance of $3,563,335 as of June 30, 2009 which is at a fixed interest rate of 7.53% and is due May 1, 2016.

As of June 30, 2009, notes payable consisted of $15,000,000 on the line of credit with Capital One Bank and $4,218,076 on the securities margin loans.  The margin loan is secured by securities with a fair value of $20,701,935 as of June 30, 2009.

NOTE 8 – SUBORDINATED CONVERTIBLE DEBENTURES

On October 10, 2008, the Company repurchased $1,000,000 principal amount of the debentures due in 2013 from UMH, at par.

NOTE 9 – SHAREHOLDERS’ EQUITY

7.625% Series A Cumulative Redeemable Preferred Stock

During the nine months ended June 30, 2009, the Company paid $1,890,911 in preferred dividends or $1.4298 per share.  On August 5, 2009, the board of directors declared a quarterly dividend of $.4766 per share to be paid September 15, 2009, to shareholders of record as of August 17, 2009.

Common Stock

The Company raised $4,289,526 (including reinvestments of $3,204,286) from the issuance of shares in the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the nine months ended June 30, 2009 and issued 725,872 common shares.  During the nine months ended June 30, 2009, the Company paid $11,162,648 in total dividends or $.45 per common share to common shareholders, of which $3,204,286 was reinvested in the DRIP.

On August 5, 2009, the Company declared a dividend of $0.15 per common share to be paid September 15, 2009 to common shareholders of record as of August 17, 2009.

Treasury Stock

On March 3, 2009, the board of directors approved a Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock.  The repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares.  During the nine months ended June 30, 2009, the Company repurchased 5,000 shares of its common stock for $24,905.

NOTE 10 - FAIR VALUE MEASUREMENTS

On October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets was determined using the following inputs at June 30, 2009:

	Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$20,701,935	$20,701,935	$-0-	$-0-

The Company is also required to disclose certain information about fair values of financial instruments, as defined in FSP 107-1 and APB 28-I “Interim Disclosures about Fair Value of Financial Instruments”.

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

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At June 30, 2009, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $191,621,140 and $192,214,558, respectively.  As of June 30, 2009, the real estate held for sale is recorded at historical cost which approximates fair value.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended June 30, 2009 and 2008 was $10,880,045 and $10,327,841, respectively.

During the nine months ended June 30, 2009 and 2008, the Company had dividend reinvestments of $3,204,286 and $1,819,104, respectively, which required no cash transfers.

NOTE 12 – DISCONTINUED OPERATIONS

At June 30, 2009, the Company owned fifty-seven industrial properties and one shopping center.  One industrial property in Quakertown, Pennsylvania was classified as held for sale.  In accordance with statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of the Quakertown, Pennsylvania property are included in discontinued operations for the three and nine months ended June 30, 2009.  The industrial properties in Quakertown, Pennsylvania, Ramsey, New Jersey and Franklin, Massachusetts are included in discontinued operations for the three and nine months ended June 30, 2008.  The Franklin, Massachusetts property was sold on June 3, 2008 for a sale price of approximately $6,685,000 and the Ramsey, New Jersey property was sold on July 22, 2008 for a sale price of approximately $4,050,000.

The following table summarizes the components of discontinued operations:

	Three Months Ended		Nine Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08

Rental and Reimbursement Revenue	$83,686	$282,425	$259,378	$935,466
Real Estate Taxes	(11,040)	(36,925)	(33,119)	(108,229)
Operating Expenses	(338)	(26,593)	(12,780)	(41,874)
Depreciation	-0-	(22,241)	(23,118)	(122,552)
Amortization	(7,042)	(22,095)	(359,911)	(64,845)
Interest expense	(30,807)	-0-	(41,250)	-0-
Income (Loss) from Operations of Disposed Property and Property Held for Sale	34,459	174,571	(210,800)	597,966
Gain on Sale of Investment Property	-0-	3,273,400	-0-	3,273,400
Income (Loss) from Discontinued Operations	$34,459	$3,447,971	($210,800)	$3,871,366

Cash flows from discontinued operations for the nine months ended June 30, 2009 and 2008 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Nine Months Ended
	6/30/09	6/30/08

Cash flows from Operations – Discontinued Operations	$172,229	$785,363
Cash flows from Investing Activities – Discontinued Operations	-0-	6,685,000
Cash flows from Financing Activities – Discontinued Operations	($172,229)	($7,470,363)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 13 – EMPLOYMENT AGREEMENTS

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

NOTE 14 – CONTINGENCIES AND COMMITMENTS

The Company is subject to claims and litigation arising in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

As of June 30, 2009, the Company had approximately $1,362,000 in commitments under the construction contract for the expansion of the industrial property in Cheektowaga, New York discussed under Note No. 5 – Real Estate Investments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s September 30, 2008 Annual Report on Form 10-K.

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment-grade tenants.   As of June 30, 2009, the Company owns fifty-seven industrial properties and one shopping center with total square footage of approximately 6,070,000.  Total real estate investments were approximately $342,043,000 as of June 30, 2009.  These properties are located in twenty-five states.  As of June 30, 2009, the Company’s weighted average lease expiration term was approximately 5 years and the percent of square footage occupied was 96%.  The Company’s average rent per occupied square foot for fiscal 2009 is approximately $5.63.

 The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  As of June 30, 2009, the percentage of FDX-leased square footage as a total of the Company’s rental space was 46%.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries are estimated at approximately 57% of total rental and reimbursement revenue for fiscal 2009.  This is a risk shareholders should consider.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.  Rental and reimbursement revenue increased $2,550,284 or 9% for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008.  The increase in rental and reimbursement revenue are due mainly to rent and reimbursements from the property acquisitions made during fiscal 2008 and from the increased rent from property expansions completed at

the end of fiscal 2008.   Income from property operations defined as rental and reimbursement revenue less real estate taxes and operating expenses increased $1,728,577 or 8% for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008.  The income from the Company’s property operations continues to meet management’s expectations.

The Company also holds a portfolio of securities of other REITs with a fair value of $20,701,935 as of June 30, 2009 which earns dividend and interest income.  During the three and nine months ended June 30, 2009, the Company recorded non-cash impairment losses of $106,602 and $6,000,678, respectively, related to REIT securities which management believed to be other than temporarily impaired. During the three months ended June 30, 2009, the Company’s unrealized loss on securities decreased $5,284,072 from a loss of $8,269,016 at March 31, 2009 to a loss of $2,984,944 at June 30, 2009.  The fair value of the securities portfolio continued to increase through July 2009.  Historically, REIT share prices were not volatile.  During the past two years, they have been highly volatile, with price swings of 5% or more recurring frequently.  REIT securities have always represented less than 10% of the Company’s total assets.  The dividends received from our securities investments, which are predominately REIT preferred issues, continue to meet our expectations. It is our intent to hold these securities long-term.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

See PART I, Item 1 – Business in the Company’s September 30, 2008 Annual Report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of June 30, 2009, the Company owned fifty-eight properties with total square footage of approximately 6,070,000 as compared to fifty-eight properties with square footage of approximately 5,891,000 as of June 30, 2008.  As of June 30, 2009, the Company’s weighted average lease expiration term was approximately 5 years.  The Company’s occupancy rate was 96% and 98% as of June 30, 2009 and 2008, respectively.

Rental and reimbursement revenue increased $737,203 or 8% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 and increased $2,550,284 or 9% for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008.  The increase is due mainly to the rent and accrued tenant reimbursement revenue related to the acquisition of the two industrial properties in 2008 (Cocoa and Orlando, Florida) and the increase in rent from the five FedEx Ground Package Systems, Inc. leased properties expanded during 2008 (Beltsville, Maryland, Augusta, Georgia, Hanahan, South Carolina, Denver, Colorado and Colorado Springs, Colorado.

Real estate taxes increased $407,441 or 32% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 and increased $1,098,849 or 28% for the nine months ended June 30, 2009 as compared to the six months ended June 30, 2008.  The increase is due mainly to the real estate taxes related to the acquisition of the two industrial properties in 2008 and increases in real estate taxes from the five properties expanded during 2008 which were detailed above.

Operating expenses increased $68,520 or 8% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 and decreased $277,142 or 9% for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008.  The increase for the three months is due mainly to an increase in repairs and maintenance which was partially offset by decreases in amortization of the in-place lease intangible assets and a decrease in insurance premiums.  The decrease for the nine months is due mainly to the decrease in the amortization of the in-place lease intangible assets and a decrease in insurance premiums.  Effective March 31, 2008, the Company finalized the purchase price allocation associated with the merger of Monmouth Capital and certain other acquisitions which occurred during 2007 and $5,879,000 was reclassified from Intangible Assets to Real Estate Investments.

Depreciation expense increased $83,269 or 4% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 and increased $550,829 or 9% for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008.  The increase is mainly due to the depreciation expense related to the two industrial properties acquired in 2008.

Interest and dividends increased $59,557 or 12% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 and increased $569,661 or 44% for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008.   The increase is due mainly to higher weighted average yields on the securities and a slightly higher average balance of securities for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008.  The weighted average yields were 11.11% and 9.97% as of June 30, 2009 and 2008, respectively and the average balance of securities was $16,657,000 and $16,056,000 for the nine months ended June 30, 2009 and 2008, respectively.

The following table summarizes the Company’s gain (loss) on securities transactions for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08

(Loss) gain on sale of securities, net	$-0-	$-0-	($688,504)	$186,798
Gain (Loss) on open and settled futures contracts	-0-	346,472	-0-	(742,307)
Impairment losses	(106,602)	(578,697)	(6,000,678)	(3,104,774)
Loss on securities transactions, net	($106,602)	($232,225)	($6,689,182)	($3,660,283)

During the three and nine months ended June 30, 2009 and 2008, the Company recorded losses due to writing down of the carrying value of securities which were considered other than temporarily impaired.  The market for REIT securities is improving.  During the three months ended June 30, 2009, the Company’s unrealized loss on securities decreased $5,284,072 from a loss of $8,269,016 at March 31, 2009 to a loss of $2,984,944 at June 30, 2009.  As of June 30, 2009, the Company considers these securities in an unrealized loss position to be temporarily impaired.  The dividends received from our investments, which are predominantly REIT preferred issues, continue to meet our expectations.  The fair value of the securities portfolio continued to increase through July 2009.  It is our intent to hold these securities long-term and anticipate realizing satisfactory returns.  Historically, REIT share prices were not volatile.  During the past two years, they have been highly volatile with price swings of 5% or more recurring frequently.  REIT securities have always represented less than 10% of the Company’s total assets.

In fiscal 2008, the Company recorded losses from the Company’s investment in futures contacts.  The Company invested in futures contracts of ten-year treasury notes with the objective of reducing the risk of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.    The Company terminated its program of investing in futures contracts in May 2008 and there were no open contracts as of June 30, 2009.

Interest expense increased $179,719 or 6% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 and increased $637,779 or 6% for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008.  The increase in interest expense is mainly due to the interest on the new mortgages on the properties in Tampa, Florida (FedEx), Union Township, Ohio, Fayetteville, North Carolina, Lakeland, Florida, Augusta, Georgia, Cocoa, Florida, Orlando, Florida and

Quakertown, Pennsylvania as well as an increased outstanding balance on the Company’s margin loan and line of credit.

Income (loss) from discontinued operations for the three and nine months ended June 30, 2009 includes the results of operations of the Quakertown, Pennsylvania property which was classified as held for sale at June 30, 2009.  Income (loss) from discontinued operations for the three and nine months ended June 30, 2008 reflects the results of operations of the Quakertown, Pennsylvania property as well as the industrial properties in Franklin, Massachusetts and Ramsey, New Jersey which were sold in June 2008 and July 2008, respectively.

The following table summarizes the components of discontinued operations:

	Three Months Ended		Nine Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08

Rental and Reimbursement Revenue	$83,686	$282,425	$259,378	$935,466
Real Estate Taxes	(11,040)	(36,925)	(33,119)	(108,229)
Operating Expenses	(338)	(26,593)	(12,780)	(41,874)
Depreciation	-0-	(22,241)	(23,118)	(122,552)
Amortization	(7,042)	(22,095)	(359,911)	(64,845)
Interest expense	(30,807)	-0-	(41,250)	-0-
Income (Loss) from Operations of Disposed Property and Property Held for Sale	34,459	174,571	(210,800)	597,966
Gain on Sale of Investment Property	-0-	3,273,400	-0-	3,273,400
Income (Loss) from Discontinued Operations	$34,459	$3,447,971	($210,800)	$3,871,366

Cash flows from discontinued operations for the nine months ended June 30, 2009 and 2008 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Nine Months Ended
	6/30/09	6/30/08

Cash flows from Operations – Discontinued Operations	$172,229	$785,363
Cash flows from Investing Activities – Discontinued Operations	-0-	6,685,000
Cash flows from Financing Activities – Discontinued Operations	($172,229)	($7,470,363)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net cash from operating activities of $15,034,896 and $12,723,834 for the nine months ended June 30, 2009 and 2008, respectively, which is an increase of 18%.

Securities available for sale decreased $303,728 from September 30, 2008 to June 30, 2009.  The decrease is due mainly to the non-cash write-down in carrying value of securities deemed to be other than temporarily impaired of $6,000,678 and sales and redemptions of securities with a cost of $1,634,296.  These decreases were offset by purchases of securities of $4,176,739 and an increase in the fair value of securities of $3,154,507.

Tenant and Other Receivables decreased $752,508 from September 30, 2008 to June 30, 2009.  The decrease is due mainly to the collection of real estate tax and other reimbursements from the tenants.

Other assets increased $1,603,701 from September 30, 2008 to June 30, 2009.  The increase is due mainly to construction in progress related to the expansion of the Cheektowaga, New York property leased to FedEx Ground.  This expansion is expected to be completed before the fiscal year end September 30, 2009.

Mortgage notes payable increased $266,926 from September 30, 2008 to June 30, 2009.  This increase is due to new mortgage proceeds of $8,437,500 from the financing of the Quakertown,

Pennsylvania property ($2,437,500) and the second mortgage on the Beltsville, Maryland property ($6,000,000).  This increase was offset by principal repayments of $8,170,574 for the nine months ended June 30, 2009.  The Company will pay a total of approximately $12,000,000 in mortgage principal repayments in fiscal 2009.

Loans payable increased $4,667,129 from September 30, 2008 to June 30, 2009.   The increase was due to the increased borrowing on the Company’s $15,000,000 line of credit and margin loans.  The draws were made to finance the property expansions completed at the end of fiscal 2008 and 2009 and other capital projects, the repurchase of $1,000,000 in debentures and for purchases of securities.    As of June 30, 2009, the Company had a balance of $15,000,000 on its line of credit and $4,218,076 on its margin loans.

The Company raised $4,289,526 from the issuance of shares in the DRIP during the nine months ended June 30, 2009, which included dividend reinvestments of $3,204,286.   Dividends paid on the common stock for the nine months ended June 30, 2009 were $11,162,648 of which $3,204,286 was reinvested.    On August 5, 2009, the Company declared a dividend of $0.15 per common share to be paid September 15, 2009 to common shareholders of record as of August 17, 2009.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its line of credit, refinance debt, or raise capital through the DRIP or capital markets.

Liquidity and Capital Resources

Net cash provided by operating activities was $15,034,896 and $12,723,834 for the nine months ended June 30, 2009 and 2008, respectively, an increase of 18%.  Dividends on common stock for the nine months ended June 30, 2009 and 2008 were $11,162,648 and $10,813,249 (of which $3,204,286 and $1,891,040, respectively, was reinvested).

As of June 30, 2009, the Company owned securities available for sale of $20,701,935 subject to margin loans of $4,218,076.  These marketable securities provide the Company with additional liquidity. During the three months ended June 30, 2009, the securities portfolio’s fair value increased $5,284,072.  As of June 30, 2009, the Company had an unrealized loss on its portfolio of $2,984,944.  The fair value of the securities portfolio continued to increase through July 2009.   The dividends received from our investments, which are predominately REIT preferred issues, continue to meet our expectations. It is our intent to hold these securities long-term and anticipate realizing satisfactory returns.

As of June 30, 2009, the Company owned fifty-eight properties, of which forty-nine carried mortgage loans totaling $192,214,558.  The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s line of credit limit the amount of unencumbered properties which can be mortgaged.  The Company has fully drawn its $15,000,000 line of credit as of June 30, 2009.  The Company’s total debt plus preferred equity to total market capitalization as of June 30, 2009 was 64% as compared to 56% as of September 30, 2008.  The Company has been raising capital through its DRIP, private placements and public offerings of common and preferred stock and investing in net leased industrial properties.  The Company believes that funds generated from operations and the DRIP, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next year.

The Company seeks to invest in well-located, modern buildings leased to investment grade tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 46% as of June 30, 2009.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated at approximately 57% of total rental and reimbursement revenue for fiscal 2009.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

The Company intends to acquire additional net-leased industrial properties on long-term leases to investment grade tenants or expand its current properties when needed.  The Company has historically financed purchases of real estate and expansions primarily through mortgages.   To the extent that funds or appropriate properties are not available, fewer acquisitions or expansions will be made.

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

The Company’s FFO for the three and nine months ended June 30, 2009 and 2008 is calculated as follows:

	Three Months Ended		Nine Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08

Net Income (Loss)	$1,889,052	$5,051,668	($501,288)	$5,414,735
Preferred Dividend	(630,304)	(630,304)	(1,890,911)	(1,891,040)
Gain on Sale of Investment Property	-0-	(3,273,400)	-0-	(3,273,400)
Depreciation Expense	2,147,256	2,063,988	6,351,325	5,800,496
Depreciation Expense Related to Discontinued Operations	-0-	22,241	23,118	122,552
Amortization of In-Place Lease Intangible Assets	279,421	292,059	859,387	1,285,880
Amortization of In-Place Lease Intangible Assets Related to Discontinued Operations	7,042	22,095	359,911	64,845
FFO	$3,692,467	$3,548,347	$5,201,542	$7,524,068

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended June 30, 2009 and 2008:

	Nine Months Ended
	2009	2008

Operating Activities	$15,034,896	$12,723,834
Investing Activities	(6,629,633)	(31,554,927)
Financing Activities	(5,400,541)	12,700,881

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

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The annual meeting of shareholders was held on May 6, 2009. The proposals submitted to the vote of the shareholders and the results of the vote were as follows:

Proposal 1 – For the election of the following nominees for Director:

Catherine B. Elflein – for 20,237,908; against 546,084

Eugene W. Landy – for 19,865,125; against 918,868

Michael P. Landy – for 19,878,921; against 905,072

Samuel A. Landy – for 19,790,520; against 993,473

Proposal 2 – To ratify the appointment of PKF, Certified Public Accountants, a Professional Corporation, as the Company’s independent registered public accounting firm for the year ending September 30, 2009:

For – 20,265,857

Against – 275,526

Abstain – 242,607

Item 5.	Other Information – None
Item 6.	Exhibits
10.1

Employment Agreement - Michael P. Landy, dated January 21, 2009. (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on January 21, 2009.)  (Registration No. 001-33177)

10.2

Employment Agreement – Maureen E. Vecere, dated January 21, 2009 (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on January 21, 2009. ) (Registration No. 001-33177)

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date	August 5, 2009	By: /s/ Eugene W. Landy
Eugene W. Landy
President and Chief
Executive Officer

Date:	August 5, 2009	By: /s/ Anna T. Chew
Anna T. Chew
Chief Financial Officer