Form 10-K
period 2009-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2009-12-10
CIK 67625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ___Yes X No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ___Yes X No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X  Yes   __ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   __ Yes   _X_ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act :

Large accelerated filer

                Accelerated filer

   X

Non-accelerated filer

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes X No

The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 31, 2009 was approximately $142,288,000 (based on the $6.96 closing price per share of common stock on the NASDAQ Global Select Market).

There were 27,845,275 shares of Common Stock and 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock outstanding as of December 1, 2009.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

Item No.		Page No.
	Part I
1	Business.	3
1A	Risk Factors.	6
1B	Unresolved Staff Comments.	14
2	Properties.	15
3	Legal Proceedings.	19
4	Submission of Matters to a Vote of Security-Holders.	19

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	20
6	Selected Financial Data.	23
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25
7A	Quantitative and Qualitative Disclosures about Market Risk.	40
8	Financial Statements and Supplementary Data.	41
9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.	42
9A	Controls and Procedures.	43
9B	Other Information.	45

	Part III
10	Directors, Executive Officers and Corporate Governance.	46
11	Executive Compensation.	48
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	61
13	Certain Relationships and Related Transactions, and Director Independence.	64
14	Principal Accounting Fees and Services.	65

	Part IV
15	Exhibits, Financial Statement Schedules.	67

	Signatures	125

2

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

The Company was established in 1968 as a New Jersey Business Trust (NJBT).  In 1990, the NJBT merged into a newly formed Delaware corporation.  On May 15, 2003, the Company changed its state of incorporation from Delaware to Maryland by merging with and into a Maryland corporation (the Reincorporation).  The Reincorporation was approved by the Company’s shareholders at the Company’s annual meeting on May 6, 2003.  In 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MREIC Financial, Inc.  MREIC Financial, Inc. had no activity from inception through September 30, 2009.

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

Narrative Description of Business

Currently, the Company derives its income primarily from real estate rental operations. Rental and reimbursement revenue was $41,318,498, $39,148,259 and $28,237,404 for the years ended September 30, 2009, 2008 and 2007, respectively.  Total assets were $394,774,778 and $389,077,597 as of September 30, 2009 and 2008, respectively.

The Company has approximately 6,132,000 square feet of space that it leases, of which approximately 2,910,000 square feet, or 47%, is leased to Federal Express Corporation (FDX) and its subsidiaries and approximately 279,000 square feet, or 5%, is leased to Keebler Company, a subsidiary of the Kellogg Company.  During 2009, 2008 and 2007, rental and reimbursement revenue from properties leased to these companies approximated 64%, 61% and 55%, respectively, of total rental and reimbursement revenue.  The Company’s weighted-average lease expiration was 5.0 years as of September 30, 2009 and its average rent per occupied square foot as of September 30, 2009 and 2008 was $5.64 and $5.28, respectively.  At September 30, 2009 and 2008, the Company’s occupancy was 96% and 98%, respectively.

At September 30, 2009, the Company owns fifty-nine rental properties. (See Item 2 for a detailed description of the properties.)  These properties are located in twenty-five states:  Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Missouri, Mississippi, North Carolina, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and

Wisconsin.  All properties are leased on a net basis except the industrial park in Monaca, Pennsylvania and the shopping center in Somerset, New Jersey.

In fiscal 2009, the Company purchased a 40,000 square foot industrial property in Topeka, Kansas for a total cost of approximately $4,088,000.  The Company acquired a 449,900 square foot industrial building in Memphis, Tennessee in the first fiscal quarter of 2010 for approximately $14,600,000.  The Company has a contract to purchase an industrial property for approximately $8,050,000 which transaction is expected to close in the first quarter of fiscal 2010.  The Company anticipates additional acquisitions in 2010.  The funds for these acquisitions are expected to come from mortgages, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), private placements and public offerings or placements of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.  Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only upon closing.

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

The Company continues to invest in both debt and equity securities of other REITs.  The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of the funds. This securities portfolio, to the extent not pledged to secure borrowings, provides the Company with liquidity and additional income.  Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.  From time to time, the Company may use derivative instruments to mitigate interest rate risk.  At September 30, 2009 and 2008, the Company had $27,824,665 and $21,005,663, respectively, of securities available for sale.  The unrealized net gain (loss) on securities available for sale at September 30, 2009 and 2008 was $3,796,831 and ($6,139,451), respectively.

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

The Company had operated as part of a group of three public companies (all REITs) which included UMH Properties, Inc. (UMH) and Monmouth Capital (the affiliated companies).  Monmouth Capital was merged into the Company on July 31, 2007.  The Company continues to operate in conjunction with UMH.  UMH has focused its investing in manufactured home communities.  General and administrative expenses are allocated between the Company and UMH based on use or services provided, pursuant to a cost sharing arrangement between the affiliated companies.  The Company currently has nine employees.  Allocations of salaries and benefits are made between the affiliated companies based on the amount of the employees’ time dedicated to each affiliated company.

The Company may issue securities for property; however, this has not occurred to date. The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company.

Property Management

All of the wholly-owned properties and the shopping center are managed by Cronheim Management Services, Inc. (CMS), a division of David Cronheim Company, a related party as discussed in Note No. 13 to the Consolidated Financial Statements.  During fiscal 2009, 2008 and 2007, the Company was subject to management contracts with CMS. For each of the calendar years 2009, 2008, and 2007 the management fee was fixed at $380,000.  CMS provides sub-agents as regional managers for the Company’s properties and compensates them out of this management fee.   CMS also received $20,352, $3,219 and $33,273 in lease commissions in 2009, 2008 and 2007, respectively.  CMS received $42,558 for a real estate commission on the sale of the South Brunswick, New Jersey property in 2007.  The David Cronheim Mortgage Corporation, an affiliated company, received $-0-, $-0- and $47,250 in mortgage brokerage commissions in 2009, 2008 and 2007, respectively.

The industrial property in Carlstadt, New Jersey is owned by Palmer Terrace Realty Associates, LLC.  This property is managed by Marcus Associates, an entity affiliated with the 49% minority partner.   Management fees paid to Marcus Associates for 2009, 2008 and 2007 (from the time of the merger) totaled $14,399, $12,993 and $2,166, respectively.  The industrial properties in Wheeling, Illinois and El Paso, Texas, are owned by Wheeling Partners, LLC and Jones EPI, LLC, respectively.  These properties are managed by Jones Development Company, an entity affiliated with the 37% and 35% minority partners, respectively.  Management fees paid to Jones Development Company for 2009, 2008 and 2007 (from the time of the merger) were $20,531, $20,327 and $3,477, respectively.

Additional information about the Company can be found on the Company’s website which is located at www.mreic.com.    The Company makes available, free of charge, on or through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commisson (SEC).  You can also read and copy any materials the Company files with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330).  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property.  Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although generally our tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of a tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy such obligations.  In addition, as the owner of such properties, the Company may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

From time to time, in connection with the conduct of the business or upon acquisition of a property, the Company authorizes the preparation of Phase I and, when necessary, Phase II environmental reports with respect to its properties.  Based upon such environmental reports and the Company’s ongoing review of its properties, as of the date of this Annual Report, the Company is not aware of any environmental condition with respect to any of its properties which it believes would be reasonably likely to have a material adverse effect on its financial condition and/or results of operations.  There can be no assurance, however, that (1) the discovery of environmental conditions, the existence or severity of which were previously unknown; (2) changes in law; (3) the conduct of tenants; or (4) activities relating to properties in the vicinity of our properties, will not expose the Company to material liability in the future.

ITEM 1A – RISK FACTORS

Real Estate Industry Risks

Our business and financial results are affected by local real estate conditions in areas where we own properties.   We may be affected adversely by general economic conditions and local real estate conditions. For example, an oversupply of industrial properties in a local area or a decline in the attractiveness of our properties to tenants and potential tenants would have a negative effect on us.

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

We may be unable to compete with our larger competitors and other alternatives available to tenants or potential tenants of our properties.  The real estate business is highly competitive. We compete for properties with other real estate investors and purchasers, including other real estate investment trusts, limited partnerships, syndications and private investors, many of whom have greater financial resources, revenues and geographical diversity than we have. Furthermore, we compete for tenants with other property owners. All of our industrial properties are subject to significant local competition. We also compete with a wide variety of institutions and other investors for capital funds necessary to support our investment activities and asset growth.  To the extent that we are unable to effectively compete in the marketplace, our business may be adversely affected.

We are subject to significant regulation that inhibits our activities and may increase our costs.  Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities. These regulations may prevent us from taking advantage of economic opportunities. Legislation such as the Americans with Disabilities Act may require us to modify our properties at a substantial cost and noncompliance could result in the imposition of fines or an award of damages to private litigants. Future legislation may impose additional requirements. We cannot predict what requirements may be enacted or amended or what costs we will incur to comply with such requirements.

Our investments are concentrated in the industrial distribution sector and our business would be adversely affected by an economic downturn in that sector.  Our investments in real estate assets are primarily concentrated in the industrial distribution sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.

Risks Associated with Our Properties

We may be unable to renew leases or relet space as leases expire.  While we seek to invest in well-located, modern buildings leased to investment grade tenants on long-term leases, a number of our properties are subject to short-term leases. When a lease expires, a tenant may elect not to renew it. We may not be able to relet the property on similar terms, if we are able to relet the property at all. The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable to us than the prior lease. If we are unable to relet all or a substantial portion of our properties, or if the rental rates upon such reletting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures and our ability to make expected distributions, may be adversely affected. We have established an annual budget for renovation and reletting expenses that we believe is reasonable in light of each property’s operating history and local market characteristics. This budget, however, may not be sufficient to cover these expenses.

Our business is substantially dependent on Federal Express Corporation.  FDX is our largest tenant. As of September 30, 2009, FDX leased approximately 47% of the total square footage that we own.  Annualized rental income and occupancy charges from FDX and its subsidiaries are estimated at approximately 59% of total rental and reimbursement revenue for fiscal 2009.  If FDX were to terminate its leases with us or become unable to make lease payments because of a downturn in its business or otherwise, our financial condition and ability to make expected distributions would be materially and adversely affected.

We are subject to risks involved in single tenant leases ..   We focus our acquisition activities on real properties that are net leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property. In addition, we will be responsible for 100% of the operating costs following a vacancy at a single tenant building.

We may be affected negatively by tenant financial difficulties and leasing delays.  At any time, a tenant may experience a downturn in its business that may weaken its financial condition. Similarly, a general decline in the economy may result in a decline in the demand for space at our industrial properties. As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. Any such event could result in the termination of that tenant’s lease and losses to us, resulting in a decrease of distributions to investors. We receive a substantial portion of our income as rents under long-term leases. If tenants are unable to comply with the terms of their leases because of rising costs or falling revenues, we, in our sole discretion, may deem it advisable to modify lease terms to allow tenants to pay a lower rental rate or a smaller share of operating costs, taxes and insurance. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to the tenant. We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant. A tenant’s default on its obligations to us for any reason could adversely affect our financial condition and the cash we have available for distribution.

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

Environmental liabilities could affect our profitability.  We face possible environmental liabilities. Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed on, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability. As a current or former owner and operator of real estate, we may be required by law to investigate and clean up hazardous substances released at or from the properties we currently own or operate or have in the past owned or operated. We may also be liable to the government or to third parties for property damage, investigation costs and cleanup costs. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral. We are not aware of any environmental liabilities relating to our investment properties which would have a material adverse effect on our business, assets, or results of operations. However, we cannot assure you that environmental liabilities will not arise in the future and that such liabilities will not have a material adverse effect on our business, assets or results of operation.

Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties.  We compete with other owners and operators of real estate, some of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, cash flow, cash available for distribution, market price of our preferred and common stock and ability to satisfy our debt service obligations could be materially adversely affected.

Coverage under our existing insurance policies may be inadequate to cover losses.  We generally maintain insurance policies related to our business, including casualty, general liability and other policies, covering our business operations, employees and assets. However, we would be required to bear all losses that are not adequately covered by insurance. In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war. If an uninsured loss or a loss in excess of insured limits were to occur with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Although we believe that our insurance programs are adequate, we cannot assure you that we will not incur losses in excess of our insurance coverage, or that we will be able to obtain insurance in the future at acceptable levels and reasonable costs.

We may be unable to acquire properties on advantageous terms or acquisitions may not perform as we expect.  We have acquired individual properties and portfolios of properties, and intend to continue to do so. Our acquisition activities and their success are subject to the following risks:

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

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisition of portfolios of properties, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected; and

•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse. As a result, if a claim were asserted against us based upon ownership of those properties, we might have to pay substantial sums to resolve it, which could adversely affect our cash flow and financial condition.

Financing Risks

We face inherent risks associated with our debt incurrence.  We finance a portion of our investments in properties and marketable securities through the incurrence of debt. We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest.  In addition, debt creates other risks, including:

•

rising interest rates on our variable rate debt;

•

failure to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

•

refinancing terms less favorable than the terms of existing debt; and

•

failure to meet required payments of principal and/or interest.

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.  We mortgage many of our properties to secure payment of indebtedness and if we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure of one or more of our properties could adversely affect our financial condition, results of operations, cash flow, ability to service debt and make distributions and the market price of our preferred and common stock.

We face risks related to “balloon payments” and refinancings.  Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.” There can be no assurance that we will be able to refinance the debt on favorable terms or at all.  To the extent we cannot refinance debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to service debt and make distributions.

We face risks associated with our dependence on external sources of capital.  In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income, and we are subject to tax on our income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations. As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all. Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market’s perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our capital stock. Additional debt financing may substantially increase our debt-to-total capitalization ratio. Additional equity issuance may dilute the holdings of our current stockholders.

We may become more highly leveraged, resulting in increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions .   We have incurred, and may continue to incur, indebtedness in furtherance of our activities .  Our governing documents do not limit the amount of indebtedness we may incur. Accordingly, our board of directors may vote to incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT. We could therefore become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions to stockholders.

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

Other Risks

Current economic conditions, including recent volatility in the capital and credit markets, could harm our business, results of operations and financial condition.  The United States is in the midst of an economic recession with the capital and credit markets experiencing extreme volatility and disruption. The current economic environment has been affected by dramatic declines in the stock and housing markets, increases in foreclosures, unemployment and living costs as well as limited access to credit. This deteriorating economic situation has impacted and is expected to continue to impact consumer spending levels. A sustained economic downward trend could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity, bankruptcy or other reasons. Our ability to lease space and negotiate rents at advantageous rates could also be affected in this type of economic environment. Additionally, if current levels of market volatility continue to worsen, access to capital and credit markets could be disrupted over a more extended period, which may make it difficult to obtain the financing we may need for future growth and/or to meet our debt service obligations as they mature. Any of these events could harm our business, results of operations and financial condition.

We may not be able to access adequate cash to fund our business.  Our business requires access to adequate cash to finance our operations, distributions, capital expenditures, debt service obligations, development and redevelopment costs and property acquisition costs, if any. We expect to generate the cash to be used for these purposes primarily with operating cash flow, borrowings under secured term loans, proceeds from sales of strategically identified assets and, when market conditions permit, through the issuance of debt and equity securities from time to time. We may not be able to generate sufficient cash to fund our business, particularly if we are unable to renew leases, lease vacant space or re-lease space as leases expire according to expectations.

Moreover, difficult conditions in the financial markets, and the economy generally, have caused many lenders to suffer substantial losses, thereby causing many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. As a result, the real estate debt markets are experiencing a period of uncertainty, which may reduce our access to funding alternatives, or our ability to refinance debt on favorable terms, or at all. In addition, market conditions, such as the current global economic environment, may also hinder our ability to sell strategically identified assets and access the debt and equity capital markets. If these conditions persist, we may need to find alternative ways to access cash to fund our business, including distributions to shareholders.  Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would, all of which could adversely affect our profitability. If we are unable to generate, borrow or raise adequate cash to fund our business through traditional or alternative means, our business, operations, financial condition and distribution to shareholders will be adversely affected.

We are dependent on key personnel.   Our executive and other senior officers have a significant role in our success. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely affect our financial condition and cash flow. Further, such a loss could be negatively perceived in the capital markets.

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

Our earnings are dependent, in part, upon the performance of our investment portfolio.  As permitted by the Code, we invest in and own securities of other real estate investment trusts. To the extent that the value of those investments declines or those investments do not provide an attractive return, our earnings and cash flow could be adversely affected.

We are subject to restrictions that may impede our ability to effect a change in control. Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control. These provisions include the following:

•

Our charter provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a "staggered board." By preventing common stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our board of directors in control for a longer period of time than stockholders may desire.

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

The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation. In our charter, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with UMH, a Maryland corporation.

We cannot assure you that we will be able to pay distributions regularly.  Our ability to pay distributions in the future is dependent on our ability to operate profitably and to generate cash from our operations and the operations of our subsidiaries. We cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future.

If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.  To qualify as a REIT, we must, among other things, satisfy two gross income tests, under which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to our leases, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. We believe that our leases will be respected as true leases for federal income tax purposes. However, there can be no assurance that the Internal Revenue Service (“IRS”) will agree with this view. If the leases are not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs, and we could lose our REIT status.

Failure to make required distributions would subject us to additional tax.  In order to qualify as a REIT, we must, among other requirements, distribute, each year, to our stockholders at least 90 percent of our taxable income, excluding net capital gains. To the extent that we satisfy the 90 percent distribution requirement, but distribute less than 100 percent of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4 percent nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of:

•        85 percent of our ordinary income for that year;

•        95 percent of our capital gain net earnings for that year; and

•       100 percent of our undistributed taxable income from prior years.

To the extent we pay out in excess of 100 percent of our taxable income for any tax year, we may be able to carry forward such excess to subsequent years to reduce our required distributions in such years. We intend to pay out our income to our stockholders in a manner intended to satisfy the distribution requirement. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax.

We may not have sufficient cash available from operations to pay distributions, and, therefore, distributions may be made from borrowings.  The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of cash available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, we may not have sufficient cash available from operations to pay distributions as required to maintain our status as a REIT. Therefore, we may need to borrow funds to make sufficient cash distributions in order to maintain our status as a REIT, which may cause us to incur additional interest expense as a result of an increase in borrowed funds for the purpose of paying distributions.

We may be required to pay a penalty tax upon the sale of a property.  The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100 percent penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of real estate or other property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend that we and our subsidiaries will hold the interests in the real estate for investment with a view to long-term appreciation, engage in the business of acquiring and owning real estate, and make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of such sales are prohibited transactions.

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

We may be unable to comply with the strict income distribution requirements applicable to REITs.  To maintain qualification as a REIT under the Code, a REIT must annually distribute to its stockholders at least 90% of its REIT taxable income, excluding the dividends paid deduction and net capital gains. This requirement limits our ability to accumulate capital. We may not have sufficient cash or other liquid assets to meet the distribution requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for our funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received, because expenses may have to be paid before a deduction is allowed, because deductions may be disallowed or limited or because the Internal Revenue Service may make a determination that adjusts reported income. In those situations, we might be required to borrow funds or sell properties on adverse terms in order to meet the distribution requirements and interest and penalties could apply which could adversely affect our financial condition. If we fail to make a required distribution, we would cease to be taxed as a REIT.

Notwithstanding our status as a REIT, we are subject to various federal, state and local taxes on our income and property.  For example, we will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains, provided; however, that properly designated undistributed capital gains will effectively avoid taxation at the stockholder level. We may be subject to other Federal income taxes and may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for Federal income tax purposes.

Future terrorist attacks and military conflicts could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.   Among other things, it is possible that interest rates may be affected by these events. An increase in interest rates may increase our costs of borrowing, leading to a reduction in our earnings. Terrorist acts could also result in significant damages to, or loss of, our properties.

We and our tenants may be unable to obtain adequate insurance coverage on acceptable economic terms for losses resulting from acts of terrorism. Our lenders may require that we carry terrorism insurance even if we do not believe this insurance is necessary or cost effective. We may also be prohibited under the applicable lease from passing all or a portion of the cost of such insurance through to the tenant. Should an act of terrorism result in an uninsured loss or a loss in excess of insured limits, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types would adversely affect our financial condition.

We are subject to risks arising from litigation.   We may become involved in litigation. Litigation can be costly, and the results of litigation are often difficult to predict. We may not have adequate insurance coverage or contractual protection to cover costs and liability in the event we are sued, and to the extent we resort to litigation to enforce our rights, we may incur significant costs and ultimately be unsuccessful or unable to recover amounts we believe are owed to us.  We may have little or no control of the timing of litigation, which presents challenges to our strategic planning.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company operates as a REIT.  Our portfolio is primarily comprised of real estate holdings, some of which have been long-term holdings carried on our financial statements at depreciated cost.  It is believed that their current market values exceed both the original cost and the depreciated cost.

The following table sets forth certain information concerning the Company’s real estate investments as of September 30, 2009:

					Mortgage
		Fiscal Year		Square	Balance
State	City	Acquisition	Type	Footage	9/30/09

AL	Huntsville	2005	Industrial	56,698	$1,951,909
AZ	Tolleson	2003	Industrial	288,211	7,346,306
CO	Colorado Springs	2006	Industrial	68,370	2,952,379
CO	Denver	2005	Industrial	69,865	2,775,573
CT	Newington	2001	Industrial	54,812	1,436,403
FL	Cocoa	2008	Industrial	89,101	6,802,343
FL	Ft. Myers	2003	Industrial	90,020	2,519,038
FL	Jacksonville	1999	Industrial	95,883	3,237,882
FL	Lakeland	2007	Industrial	31,096	1,375,000
FL	Orlando	2008	Industrial	110,638	5,654,785
FL	Punta Gorda	2007	Industrial	34,624	2,688,550
FL	Tampa (FDX Gr)	2004	Industrial	170,779	10,601,634
FL	Tampa (FDX)	2006	Industrial	95,662	5,267,537
FL	Tampa (Kellogg)	2007	Industrial	68,385	3,446,141
GA	Augusta (FDX Gr)	2005	Industrial	59,358	1,968,973
GA	Augusta (FDX)	2007	Industrial	30,332	1,125,000
GA	Griffin	2006	Industrial	217,970	9,180,801
IA	Urbandale	1994	Industrial	36,150	-0-
IL	Burr Ridge	1997	Industrial	12,477	364,669
IL	Elgin	2002	Industrial	89,052	3,189,996
IL	Granite City	2001	Industrial	184,800	5,728,193
IL	Montgomery	2007	Industrial	171,200	5,679,434
IL	Schaumburg	1997	Industrial	73,500	1,010,120
IL	Wheeling (1)	2007	Industrial	123,000	5,918,380
KS	Edwardsville	2003	Industrial	179,280	3,218,362
KS	Topeka	2009	Industrial	40,000	2,687,573
MD	Beltsville	2001	Industrial	149,384	9,427,546
MI	Orion	2007	Industrial	193,371	11,569,142
MI	Romulus	1998	Industrial	72,000	1,018,037
MN	White Bear Lake	2007	Industrial	59,425	2,101,132
MO	O' Fallon	1994	Industrial	102,135	-0-
MO	Kansas City	2007	Industrial	65,067	3,065,399
MO	Liberty	1998	Industrial	98,200	1,604,858
MO	St. Joseph	2001	Industrial	388,671	5,099,410
MS	Ridgeland (Jackson)	1993	Industrial	26,340	-0-
MS	Richland	1994	Industrial	36,000	-0-
NC	Fayetteville	1997	Industrial	148,000	3,550,000
NC	Greensboro	1993	Industrial	40,560	-0-

					Mortgage
		Fiscal Year		Square	Balance
State	City	Acquisition	Type	Footage	9/30/2009
NC	Monroe	2001	Industrial	160,000	2,485,993
NC	Winston-Salem	2002	Industrial	106,507	3,691,183
NE	Omaha	1999	Industrial	88,140	1,631,749
NJ	Carlstadt (2)	2007	Industrial	59,400	2,640,499
NJ	Somerset (3)	1970	Shopping Center	42,773	-0-
NY	Cheektowaga	2007	Industrial	104,981	2,032,149
NY	Orangeburg	1993	Industrial	50,400	-0-
OH	Bedford Heights	2007	Industrial	84,600	3,719,356
OH	Richfield	2006	Industrial	79,485	5,100,898
OH	West Chester Twp	2000	Industrial	103,818	3,407,017
PA	Monaca	1997	Industrial	291,474	-0-
PA	Quakertown	2007	Industrial	37,660	2,437,500
SC	Hanahan (Norton)	2005	Industrial	306,000	7,484,644
SC	Hanahan (FDX Gr)	2005	Industrial	91,776	2,706,852
TN	Chattanooga	2007	Industrial	67,775	2,869,203
TN	Shelby County	2007	Land	N/A	-0-
TX	El Paso (4)	2007	Industrial	91,854	5,358,302
VA	Charlottesville	1999	Industrial	49,900	1,190,963
VA	Richmond (Carrier)	2007	Industrial	60,000	-0-
VA	Richmond (FDX)	2001	Industrial	112,870	2,949,802
VA	Roanoke	2007	Industrial	83,000	4,282,495
WI	Cudahy	2001	Industrial	139,564	2,499,173
				6,132,393	$192,050,283

(1)

The Company owns a 63.336% controlling equity interest.

(2)

The Company owns a 51% controlling equity interest.

(3)

The Company has an undivided 2/3 interest.

(4)

The Company has a 65% controlling equity interest.

The following table sets forth certain information concerning the principal tenants for the Company’s properties shown above:

				Lease
State	City	Tenant	Annual Rent	Expiration

AL	Huntsville	Fedex Ground Package System. Inc	$278,000	08/31/14
AZ	Tolleson	Western Container Corp	1,248,000	04/30/12
CO	Colorado Springs	Fedex Ground Package System. Inc	644,000	09/30/18
CO	Denver	Fedex Ground Package System. Inc	564,000	07/31/18
CT	Newington	Keebler Company	340,000	02/28/11
FL	Cocoa	Fedex Ground Package System. Inc	739,000	11/19/16
FL	Ft. Myers	Fedex Ground Package System. Inc	400,000	10/31/11
FL	Jacksonville	Federal Express Corporation	575,000	05/31/13
FL	Lakeland	Federal Express Corporation	165,000	11/30/12
FL	Orlando	Federal Express Corporation	646,000	11/30/17
FL	Punta Gorda	Federal Express Corporation	304,000	06/30/17
FL	Tampa	Fedex Ground Package System. Inc	1,412,000	01/31/19
FL	Tampa	Federal Express Corporation	572,000	09/30/17
FL	Tampa (1)	Kellogg Sales Company	444,000	12/31/09
GA	Augusta	Fedex Ground Package System. Inc	453,000	06/30/18
GA	Augusta	Federal Express Corporation	142,000	11/30/12
GA	Griffin	Caterpillar Logistics Services, Inc.	1,169,000	11/30/16
IA	Urbandale	Keystone Automotive	129,000	03/31/17
IL	Burr Ridge	Sherwin-Williams Company	161,000	10/31/14
IL	Elgin	Joseph T. Ryerson	614,000	01/31/12
IL	Granite City	Anheuser-Busch, Inc.	1,147,000	05/31/11
IL	Montgomery (8)	Home Depot USA, Inc.	898,000	06/30/10
IL	Schaumburg (2)	Federal Express Corporation	496,000	03/31/17
IL	Wheeling (3)	Fedex Ground Package System. Inc	1,386,000	05/31/17
KS	Edwardsville	Carlisle Tire & Wheel Company	675,000	05/31/12
KS	Topeka	Coca Cola Enterprises, Inc.	332,000	09/30/21
MD	Beltsville	Fedex Ground Package System. Inc	1,426,000	07/31/18
MI	Orion	Fedex Ground Package System. Inc	1,285,000	06/30/17
MI	Romulus	Federal Express Corporation	450,000	05/31/11
MN	White Bear Lake	Federal Express Corporation	433,000	04/01/11
MO	O' Fallon	Pittsburgh Glass Works	449,000	06/30/12
MO	Kansas City	Kellogg Sales Company	368,000	07/31/12
MO	Liberty	Vacant	-0-	N/A
MO	St. Joseph (4)	Mead Corporation	1,204,000	11/30/15
MS	Jackson (5)	Graybar Electric Company	109,000	07/31/19
MS	Richland	Federal Express Corporation	140,000	03/31/14
NC	Fayetteville	Maidenform, Inc.	396,000	12/31/12
NC	Greensboro	Vacant	-0-	N/A

				Lease
State	City	Tenant	Annual Rent	Expiration

NC	Monroe	HD Supply, Inc.	594,000	10/31/11
NC	Winston-Salem	Fedex Ground Package System. Inc	637,000	12/31/11
NE	Omaha	Federal Express Corporation	535,000	10/31/13
NJ	Carlstadt (3)	Macy’s East, Inc.	451,000	03/31/14
NJ	Somerset (6)	Various	463,000	Various
NY	Cheektowaga	Fedex Ground Package System. Inc	962,000	08/31/19
NY	Orangeburg	Keebler Company	353,000	02/28/11
OH	Bedford Heights	Federal Express Corporation	456,000	08/31/13
OH	Richfield	Fedex Ground Package System. Inc	645,000	10/31/16
OH	West Chester Twp	RPS Ground (FDX)	499,000	08/31/13
PA	Monaca	Various	457,000	Various
PA	Quakertown	MagiKitch’n	286,000	03/31/15
SC	Hanahan	Norton McNaughton of Squire, Inc.	1,301,000	04/29/15
SC	Hanahan	Fedex Ground Package System. Inc	675,000	07/31/18
TN	Chattanooga	Federal Express Corporation	370,000	10/27/12
TN	Shelby County	N/A- Land	-0-	N/A
TX	El Paso (3)	Fedex Ground Package System. Inc	668,000	09/30/15
VA	Charlottesville	Federal Express Corporation	368,000	08/31/10
VA	Richmond	Carrier Sales	396,000	05/31/11
VA	Richmond (7)	Federal Express Corporation	725,000	10/21/09
VA	Roanoke	DHL	606,000	12/07/16
WI	Cudahy	Fedex Ground Package System. Inc	901,000	06/30/17

			$34,541,000

(1)

Extension has been executed through 12/31/11 at a new annual rent of $376,000.

(2)

Lease has an early termination option in 2012.

(3)

Estimated annual rent is the full rent per the lease.  The Company consolidates the results of these properties due to its controlling equity interest.

(4)

Subleased to Hallmark.

(5)

Lease has an early termination option in 2014.

(6)

The Company owns an undivided 2/3 interest. Estimated annual rent reflects the Company’s proportionate share of the total rent.

(7)

Extension has been executed through 10/21/14 at a new annual rent of $677,000.

(8)

Extension has been executed through 6/15/15 at a new annual average rent of $875,000.

The Company’s weighted-average lease expiration was 5.0 years as of September 30, 2009 and its average rent per occupied square foot as of September 30, 2009 and 2008 was $5.64 and $5.28, respectively.  As of September 30, 2009 and 2008, the Company’s occupancy was 96% and 98%, respectively.  All improved properties were 100% occupied at September 30, 2009 except for the following:

Property	Square Footage	Occupancy

Monaca, PA	291,474	61%
Liberty, MO	98,200	-0-%
Greensboro, NC	40,560	-0-%

During 2009, the Company executed or extended the following leases:

Property	Former Rent PSF	Previous Lease Expiration	Renewal Rent PSF	New Lease Expiration

O’Fallon, MO	$4.40	6/30/09	$4.40	6/30/12(1)
Richmond, VA	6.43	10/21/09	6.00	10/21/14
Burr Ridge, IL	12.08	10/31/09	12.92	10/31/14
Orangeburg, NY	7.00	12/31/09	7.00	2/28/11
Tampa, FL (Kellogg)	6.49	12/31/09	5.50	12/31/11
Montgomery, IL	5.24	6/30/10	5.11	6/30/15
Cheektowaga, NY (2)	8.08	8/31/16	9.16	8/31/19
Griffin, GA (2)	5.07	11/30/16	5.36	11/30/16

(1)

Lease has early termination options in 2010 and 2011.

(2)

Building was expanded in 2009.

ITEM 3 – LEGAL PROCEEDINGS

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2009 to a vote of security holders through the solicitation of proxies or otherwise.

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

  Fiscal 2009

         Fiscal 2008

Market Price

        Market Price

Fiscal Qtr.	High	Low	Distrib.	Fiscal Qtr.	High	Low	Distrib.

First	$7.80	$5.05	$.15	First	$8.49	$7.80	$.15
Second	7.05	4.36	.15	Second	8.28	7.60	.15
Third	6.92	5.53	.15	Third	8.04	6.33	.15
Fourth	7.21	5.70	.15	Fourth	8.14	6.15	.15
			$ .60				$ .60

On September 30, 2009, the closing price of our common stock was $6.96.

As of September 30, 2009, there were approximately 1,222 shareholders of record who held shares of common stock of the Company.

It is the Company’s intention to continue distributing quarterly dividends.  On October 6, 2009 the Company declared a dividend of $.15 per share to be paid on December 15, 2009 to shareholders of record on November 16, 2009.  Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the board of directors.

On October 20, 2009, the Company issued 1,730,200 shares of common stock in a registered direct placement at a price of $6.50 per share.  The Company received net proceeds of approximately $10,500,000 and intends to use the net proceeds to acquire additional properties in the ordinary course of business and for general corporate purposes.

The Company has outstanding 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value $.01 per share (Series A Preferred Stock).  The Series A Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock and equal to any equity securities that we may issue in the future, the terms of which specifically provide that such equity securities rank equal to the Series A Preferred Stock.  We are required to pay cumulative dividends on the Series A Preferred Stock in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation value per share.  On October 6, 2009, the board of directors declared a quarterly dividend of $0.4766 per share to be paid December 15, 2009 to shareholders of record as of November 16, 2009.

Issuer Purchases of Equity Securities

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

During the year ended September 30, 2009, the Company repurchased 5,000 shares of its common stock for $24,905 on the open market as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number or approximate dollar value) of shares that yet may be purchased under the plans or programs.
3/1/09-3/31/09	5,000	$4.92	5,000	$9,975,095
Total	5,000		5,000	$9,975,095

Equity Compensation Plan Information

The following table summarizes information, as of September 30, 2009, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	1,544,550	$7.69	1,042,620

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	1,544,550	$7.69	1,042,620

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

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected financial and other information for the Company for the periods and as of the dates indicated.  The Company merged with Monmouth Capital on July 31, 2007 and activity related to Monmouth Capital from that date is included in the 2009, 2008 and 2007 results.  This table should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and all of the financial statements and notes thereto included elsewhere herein.

	September 30,
	2009	2008	2007	2006	2005
OPERATING DATA:
Rental and Reimbursement Revenue	$41,318,498	$39,148,259	$28,237,404	$24,698,242	$22,478,334
(Loss) Gain on Securities Transactions, net	(6,601,460)	(3,660,283)	156,723	50,983	1,541,952
Interest and Dividend Income	2,502,253	1,871,262	1,467,444	1,028,151	1,525,325
Total Expenses	21,338,477	20,494,612	15,217,382	12,389,029	11,107,307
Gain (Loss) on Sale of
Investment Property	-0-	6,790,616	4,634,564	(28,385)	-0-
Income from Equity Investment	-0-	-0-	-0-	-0-	82,500
Gain on Dissolution of Equity Investment	-0-	-0-	-0-	-0-	1,269,179
Interest Expense	13,897,398	13,138,767	8,969,087	8,298,077	7,993,039
Income from Continuing Operations	1,829,433	3,586,115	5,699,804	5,090,270	7,788,027
Discontinued Operations	(176,532)	7,436,780	5,117,834	1,075,318	1,258,795
Net Income	1,652,901	11,022,895	10,817,638	6,165,588	9,046,822
Net Income (Loss) Applicable to Common Shareholders	(868,313)	8,501,551	8,947,885	6,165,588	9,046,822
Income from Continuing Operations Per Share Basic	.07	.15	.27	.26	.43
Diluted	.07	.15	.27	.26	.43
Net Income (Loss) Per Common Share
Basic	(.03)	.35	.41	.32	.50
Diluted	(.03)	.35	.41	.31	.50

BALANCE SHEET DATA:
Total Assets	$394,774,778	$389,077,597	$366,908,245	$241,906,933	$217,841,402
Real Estate Investments, Net	345,880,581	346,605,272	321,409,179	220,210,796	191,744,473
Mortgage Notes Payable	192,050,283	191,947,632	174,352,038	122,194,039	111,968,518
Subordinated Convertible Debentures	13,990,000	14,990,000	14,990,000	-0-	-0-
7.625% Cumulative Redeemable Preferred Stock	33,062,500	33,062,500	33,062,500	-0-	-0-
Shareholders’ Equity	161,497,704	159,910,964	167,214,302	107,566,977	102,560,241

CASH FLOW DATA:
Net Cash Provided (Used) By:
Operating Activities	$19,591,455	$17,438,835	$13,224,299	$11,991,556	$11,429,276
Investing Activities	(11,655,914)	(39,831,002)	(25,526,868)	(32,691,106)	(19,643,014)
Financing Activities	(7,202,915)	16,345,092	21,668,476	16,806,026	13,211,677

September 30,
OTHER INFORMATION:	2009	2008	2007	2006	2005

Average Number of Common
Shares Outstanding - Basic	24,981,427	24,131,497	21,050,803	19,555,278	17,967,360
Funds from Operations*	$9,152,310	$11,397,238	$11,606,920	$11,753,324	$13,794,594	(A)
Cash Dividends Per Common Share	.60	.60	.60	.60	.58

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

The Company’s FFO is calculated as follows:

	2009	2008	2007	2006	2005

Net Income	$1,652,901	$11,022,895	$10,817,638	$6,165,588	$9,046,822
Less: Preferred Dividend	(2,521,214)	(2,521,344)	(1,869,753)	-0-	-0-
(Gain) Loss on Sale of Investment Property (B)	-0-	(6,790,616)	(4,634,564)	28,385	-0-
Depreciation	8,553,869	7,892,129	6,302,512	4,869,134	4,358,318
Depreciation Related to Discontinued Operations	23,118	135,056	255,405	320,409	192,024
Amortization of In-Place Lease Intangible Assets	1,443,636	1,659,118	735,682	369,808	197,430

FFO	$9,152,310	$11,397,238	$11,606,920	$11,753,324	$13,794,594 (A)

(A)

 Includes Gain on Dissolution of Equity Investment.

(B)

 Consists of the gain on sale of the Franklin, MA and Ramsey, NJ properties in 2008, the gain on sale of the South Brunswick, NJ property in 2007 and the loss on sale of the Wichita, KS property in 2006.  These gains (losses) are included in discontinued operations.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                CONDITION AND RESULTS OF OPERATION

Safe Harbor Statement

Statements contained in this Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intends,” “plans,” “seeks,” “could,” “may,” or similar expressions, we are making forward-looking statements. These forward-looking statements are not guaranteed and are based on our current intentions and on our current expectations and assumptions. These statements, intentions, expectations and assumptions involve risks and uncertainties, some of which are beyond our control, which could cause actual results or events to differ materially from those we anticipate or project, such as:

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

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

Overview

The Company is a REIT and its primary business is the ownership and management of industrial buildings subject to long-term leases to investment grade tenants.   The Company owns fifty-eight industrial properties and one shopping center totaling approximately 6,132,000 square feet.  Total real estate investments were $345,880,581 at September 30, 2009. These properties are located in twenty-five states:  Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Missouri, Mississippi, North Carolina, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.

The Company’s weighted-average lease expiration was 5.0 and 5.6 years as of September 30, 2009 and 2008, respectively and its average rent per occupied square foot as of September 30, 2009 and 2008 was $5.64 and $5.28, respectively.  At September 30, 2009 and 2008, the Company’s occupancy was 96% and 98%, respectively.  During fiscal 2009, the Company acquired one 40,000 square foot industrial property for approximately $4,088,000.

The Company has a concentration of FDX leased properties.  At September 30, 2009, the total FDX and subsidiaries leased square footage as a percentage of the Company’s total rental space was 47%, with 17% leased with FDX and 30% leased with FDX subsidiaries.  The percentage of rental and reimbursement revenue from FDX was 59% for the year ended September 30, 2009.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.  Rental and reimbursement revenue increased $2,170,239, or 6%, for the year ended September 30, 2009 as compared to the year ended September 30, 2008.  Total expenses (excluding interest expense) increased $843,865, or 4%, for the year ended September 30, 2009 as compared to the year ended September 30, 2008.  The increases were due mainly to the revenue and expenses relating to acquisitions and property expansions made during fiscal 2009 and 2008.     Interest expense increased $758,631 or 6% due mainly to the origination of $11,125,073 in new mortgages in fiscal 2009 and increased outstanding balances on the Company’s line of credit and margin loans.

The Company intends to continue to increase its real estate investments in fiscal 2010 through acquisitions or expansions of properties.  The growth of the real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing.  Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties

Revenues also include interest and dividend income and gain (loss) on securities transactions.  The Company holds a portfolio of securities of other REITs with a fair value of $27,824,665 as of September 30, 2009.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.  As of September 30, 2009, the Company’s portfolio consisted of 74% preferred stocks and 26% common stocks.   The Company’s weighed-average yield on the securities portfolio for 2009 was 11.97%.  Interest and dividend income increased $630,991 or 34% in 2009 as compared to fiscal 2008.  The increase was due mainly to higher invested funds balance and a higher average yield.  During fiscal 2009, the Company recognized $6,000,678 in non-cash impairment losses due to the writing down of the carrying value of certain securities which were considered other than temporarily impaired.  The market for REIT securities has improved during fiscal 2009 and the Company has unrealized gains of $3,796,831 in its REIT securities portfolio as of September 30, 2009.  The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities long-term.

On October 20, 2009, the Company issued 1,730,200 shares of common stock in a registered direct placement at a price of $6.50 per share.  The Company received net proceeds of approximately $10,500,000 and intends to use the net proceeds to acquire additional properties in the ordinary course of business and for general corporate purposes.

The Company has approximately $6,000,000 in cash and $28,000,000 in REIT securities as of September 30, 2009.  The Company believes that funds generated from operations and the DRIP, and the line of credit, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next several years.

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

Real Estate Investments

The Company applies Financial Accounting Standards Board Accounting Standards Codification (ASC) 360-10, Property, Plant & Equipment (ASC 360-10) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

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

Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities.  Management individually reviews and evaluates our marketable securities for impairment on a quarterly basis, or when events or circumstances occur.  Management considers, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position.  If a decline in fair value is determined to be other than temporary, a non-cash impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the  new cost basis.

The Company classifies its securities among three categories:  Held-to-maturity, trading and available-for-sale. The Company’s securities at September 30, 2009 and 2008 are all classified as available-for-sale and are carried at fair value based on quoted market prices.  Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

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

Results of Operations

Occupancy and Rent per Occupied Square Foot

The Company’s weighted-average lease expiration was 5.0 and 5.6 years as of September 30, 2009 and 2008, respectively and its average rent per occupied square foot for fiscal 2009 and 2008 was $5.64 and $5.28, respectively.  As of September 30, 2009 and 2008, the Company’s occupancy was 96% and 98%, respectively.  All improved properties were 100% occupied at September 30, 2009 except for the following:

Property	Square Footage	Occupancy

Monaca, PA	291,474	61%
Liberty, MO	98,200	-0-%
Greensboro, NC	40,560	-0-%

Lease Renewals and Extensions

During 2009, the Company executed or extended the following leases:

Property	Former Rent PSF	Previous Lease Expiration	Renewal Rent PSF	New Lease Expiration

O’Fallon, MO	$4.40	6/30/09	$4.40	6/30/12(1)
Richmond, VA	6.43	10/21/09	6.00	10/21/14
Burr Ridge, IL	12.08	10/31/09	12.92	10/31/14
Orangeburg, NY	7.00	12/31/09	7.00	2/28/11
Tampa, FL (Kellogg)	6.49	12/31/09	5.50	12/31/11
Montgomery, IL	5.24	6/30/10	5.11	6/30/15
Cheektowaga, NY (2)	8.08	8/31/16	9.16	8/31/19
Griffin, GA (2)	5.07	11/30/16	5.36	11/30/16

(1)

Lease has early termination options in 2010 and 2011.

(2)

Building was expanded in 2009.

Acquisitions

On September, 17, 2009, the Company purchased a 40,000 square foot industrial building in Topeka, Kansas.  The building is 100% net-leased to Coca-Cola Enterprises through September 30, 2021.  The purchase price including closing costs was approximately $4,088,000.  The Company obtained a mortgage of $2,687,573 (see Note No. 9) at a fixed interest rate of 6.50% per year and used the margin loan to fund the balance of the costs of the acquisition.    Management estimated that the value of the lease at purchase was approximately $408,300.

Expansions

The Company expanded the industrial building in Griffin, Georgia.   Construction was completed in December 2008 and total costs were approximately $416,000.   The building was expanded from 215,720 square feet to 217,970 square feet and the parking lot was expanded 11,000 square feet.   As of June 2009, the annual rent increased from $1,093,700 ($5.07 per square foot) to approximately $1,169,000 ($5.36 per square foot) and the lease was amended to cover the additional space.

The Company expanded the industrial building in Cheektowaga, New York.  Construction was substantially completed in August 2009 and total construction costs were approximately $2,200,000.  The building was expanded from 84,923 square feet to 104,981 square feet.   Annual rent increased from $686,479 ($8.08 per square foot) to $961,838 ($9.16 per square foot) and the lease was extended through August 2019.

Comparison of Year Ended September 30, 2009 to Year Ended September 30, 2008

The following tables summarize the Company’s rental and reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category.  For the purposes of the following discussion, same store properties are properties owned as of October 1, 2007 that have not been subsequently expanded.  Expanded properties are properties which were expanded in fiscal 2008 or 2009.  Acquired properties are properties that were acquired subsequent to September 30, 2007.  Other amounts relate to general corporate expenditures.

As of September 30, 2009 and 2008, the occupancy rates of the Company’s same store properties were 96% and 98%, respectively.

Rental and Reimbursement Revenues	2009	2008	$ Change	% Change

Same Store Properties	$32,789,884	$32,989,373	($199,489)	(1%)
Expanded Properties	6,397,182	5,075,660	1,321,522	26%
Acquired Properties	2,131,432	1,083,226	1,048,206	97%

Total	$41,318,498	$39,148,259	$2,170,239	8%

Rental and reimbursement revenue from same store properties decreased slightly due mainly to two properties which became vacant during fiscal 2009 in Liberty, MO and Greensboro, NC.  The Company renewed or extended leases as described above during fiscal 2009.  Rental and reimbursement revenue from expanded properties increased due to the collection of full years’ rents on expansions completed in 2008 in Beltsville, MD, Denver, CO, Augusta, GA (FDX Gr), Colorado Springs, CO and Hanahan, SC (FDX Gr) buildings in late fiscal 2008.  Rental and reimbursement revenue from acquired properties increased due to the full years’ rents and reimbursement from the two industrial properties totaling 199,739 square feet purchased during fiscal 2008 in Cocoa, FL and Orlando, FL.  The Company also purchased one 40,000 square foot industrial property in September 2009 in Topeka, KS.

Real Estate Taxes	2009	2008	$ Change	% Change

Same Store Properties	$5,602,436	$5,385,214	$217,222	4%
Expanded Properties	698,683	639,776	58,907	9%
Acquired Properties	285,820	58,961	226,859	385%

Total	$6,586,939	$6,083,951	$502,988	3%

Real estate taxes from same store properties increased due to an increase in estimated taxes assessed in certain property locations.  Real estate taxes from the expanded properties increased due mainly to the increase in assessed values from the completed expansions.  Real estate taxes for acquired properties increased due to the full year’s expenses of the two industrial properties totaling 199,739 square feet purchased during fiscal 2008 in Cocoa, FL and Orlando, FL.  Our single tenant properties are subject to net leases which require the tenants to absorb the real estate taxes as well as insurance and the majority of the repairs and maintenance.  As such, the Company is reimbursed by the tenants for these real estate taxes.  The reimbursement income is included in rental and reimbursement revenue.

Operating Expenses	2009	2008	$ Change	% Change

Same Store Properties	$2,892,516	$3,234,547	($342,031)	(11%)
Expanded Properties	291,512	353,119	(61,607)	(17%)
Acquired Properties	210,422	132,861	77,561	58%

Total	$3,394,450	$3,720,527	($326,077)	(9%)

Operating expenses from same store properties and expanded properties decreased due mainly to a decrease in insurance costs and amortization of the intangible assets.  Operating expenses from acquired properties increased due to the full year’s expenses of the two industrial properties totaling 199,739 square feet purchased during fiscal 2008 in Cocoa, FL and Orlando, FL.

Depreciation	2009	2008	$ Change	% Change

Same Store Properties	$6,703,184	$6,462,199	$240,985	4%
Expanded Properties	1,336,337	1,158,178	178,159	15%
Acquired Properties	514,348	271,752	242,596	89%

Total	$8,553,869	$7,892,129	$661,740	8%

Depreciation from same store properties increased slightly due mainly to capital projects placed in service during the year. Depreciation expense from the expanded properties increased due to the full year of depreciation on the completed expansions.  Depreciation expense from acquired properties increased due to the full year’s depreciation of the two industrial properties totaling 199,739 square feet purchased during fiscal 2008 in Cocoa, FL and Orlando, FL.

Interest Expense	2009	2008	$ Change	% Change

Same Store Properties	$9,545,515	$9,307,917	$237,598	3%
Expanded Properties	1,727,213	1,712,776	14,437	1%
Acquired Properties	982,521	554,281	428,240	77%
Debentures	1,132,526	1,199,200	(66,674)	(6%)
Other	545,623	626,677	(81,054)	(13%)
Capitalized Interest	(36,000)	(262,084)	226,084	86%

Total	$13,897,398	$13,138,767	$758,631	6%

Interest expense for same store properties increased due mainly to the full year of interest expense on the interest-only mortgages originated in June 2008 for Fayetteville, NC, Lakeland, FL, and August, GA (FDX).  The increase in interest from these new mortgages was partially offset by reduced interest expense related to principal repayments made during the year.  Interest expense for acquired properties increased primarily due to the full year of interest expense on the mortgages for the two industrial properties totaling 199,739 square feet purchased during fiscal 2008 in Cocoa, FL and Orlando, FL. Interest expense related to the debentures decreased due to the repurchase of $1,000,000 in debentures at the beginning of fiscal 2009.  Other interest relates to interest on the Company’s line of credit and margin loans.  The decrease relates mainly to a decrease in interest rates.  Capitalized interest relates to the amount of interest capitalized related to property expansions.  There were fewer expansions in fiscal 2009 as compared to 2008.

General and administrative expenses remained relatively consistent in fiscal 2009 as compared to 2008.  Increases in personnel costs were partially offset by decreases in travel expenses and other professional fees.

Interest and dividend income increased $630,991, or 34%, in 2009 as compared to 2008.  This is due mainly to an increase in the size of the REIT securities portfolio and an increase in the yield from this portfolio.  The securities portfolio increased from $21,005,663 as of September 30, 2008 to $27,824,665 as of September 30, 2009.  The REIT securities portfolio yield for 2009 was 11.97% as compared to 9.5% for 2008.

 Loss on securities transactions, net consisted of the following:

	2009	2008

Gross realized gains	$98,844	$225,678
Gross realized losses	(699,626)	(38,880)
Net gain (loss) on closed futures contracts	-0-	(742,307)
Impairment loss	(6,000,678)	(3,104,774)
Total Loss on Securities Transactions, net	($6,601,460)	($3,660,283)

Gain (loss) on securities transactions, net decreased $2,941,177 in fiscal 2009 as compared to 2008.  The decrease is due mainly to the impairment loss of $6,000,678 due to the writing down of the carrying value of twenty-two REIT securities which were considered other than temporarily impaired.  The market for REIT securities has improved and the Company has an unrealized gain of $3,796,831 in its REIT securities portfolio as of September 30, 2009.

Comparison of Year Ended September 30, 2008 to Year Ended September 30, 2007

The following tables summarize the Company’s rental and reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category.  For purposes of the following discussion, same store properties are properties owned as of October 1, 2006 that have not been subsequently expanded.  Expanded properties are properties which were expanded in fiscal 2008 or 2007.  Monmouth Capital properties are the properties acquired in the strategic transaction with Monmouth Capital on July 31, 2007 and results from that date are included in the Company’s results for the years ended September 30, 2008 and 2007.  Acquired properties are properties that were acquired subsequent to September 30, 2006.  Other amounts relate to general corporate expenditures.

As of September 30, 2008 and 2007, the occupancy rates of the Company’s same store properties were 98% and 98%, respectively.

Rental and Reimbursement Revenues	2008	2007	$ Change	% Change

Same Store Properties	$24,094,652	$23,223,564	$871,088	4%
Expanded Properties	3,090,465	2,866,307	224,158	8%
Monmouth Capital Properties	8,630,500	1,341,992	7,288,508	543%
Acquired Properties	3,332,642	805,541	2,527,101	314%

Total	$39,148,259	$28,237,404	$10,910,855	39%

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

Real Estate Taxes	2008	2007	$ Change	% Change

Same Store Properties	$4,023,079	$4,058,417	($35,338)	0%
Monmouth Capital Properties	1,706,715	189,229	1,517,486	802%
Acquired Properties	354,157	48,207	305,950	635%

Total	$6,083,951	$4,295,853	$1,788,098	42%

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

Operating Expenses	2008	2007	$ Change	% Change

Same Store Properties	$2,114,332	$1,919,253	$195,079	10%
Monmouth Capital Properties	1,217,059	235,371	981,688	417%
Acquired Properties	389,136	79,191	309,945	392%

Total	$3,720,527	$2,233,815	$1,486,712	67%

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

Depreciation	2008	2007	$ Change	% Change

Same Store Properties	$5,556,358	$5,300,405	$255,953	5%
Monmouth Capital Properties	1,627,106	756,643	870,463	115%
Acquired Properties	708,665	245,464	463,201	188%

Total	$7,892,129	$6,302,512	$1,589,617	25%

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

Interest Expense	2008	2007	$ Change	% Change

Same Store Properties	$7,623,934	$6,847,711	$776,223	11%
Monmouth Capital Properties	2,398,974	411,766	1,987,208	483%
Acquired Properties	1,552,066	1,360,787	191,279	14%
Debentures	1,199,200	199,866	999,334	500%
Other	626,677	183,391	443,286	242%
Capitalized Interest	(262,084)	(34,434)	(227,650)	(661%)

Total	$13,138,767	$8,969,087	$4,169,680	46%

Interest expense for same store properties increased due to the new and refinanced mortgages on the properties in Fayetteville, NC, Jacksonville, FL, Tampa, FL (FDX) and West Chester Township, OH.  The increase in interest from the new mortgages was partially offset by reduced interest expense related to principal repayments made during the year.  Interest expense from the Monmouth Capital properties increased due to the full year of ownership in fiscal 2008 as compared to two months of ownership in fiscal 2007 and the new mortgages originated on the properties in Augusta, GA (FDX) and Lakeland, FL.  Interest expense for acquired properties increased primarily due to the mortgages related to the purchase of the two industrial properties totaling 199,739 square feet during fiscal 2008 in Cocoa, FL and Orlando, FL and also due to a full year of ownership of the properties in Roanoke, VA, Orion, MI and Punta Gorda, FL.  Interest expense related to the debentures increased due to the full year of debentures outstanding at 8% during fiscal 2008 as compared to two months in 2007.  Other interest relates to interest on the Company’s line of credit and margin loans.  The increase relates to increased average balances on these lines, partially offset by a decrease in interest rates.  Capitalized interest relates to the amount of interest capitalized during fiscal 2008 and 2007 to construction in progress related to property expansions.

General and administrative expenses increased $412,803, or 17% in fiscal 2008 as compared to 2007.  The increase relates mainly to increases in personnel costs, professional fees and franchise taxes.

Interest and dividend income increased $403,818, or 28%, in fiscal 2008 as compared to 2007.  This is due mainly to an increase in the size of the REIT securities portfolio and an increase in the yield from this portfolio.  The securities portfolio increased from $13,436,992 as of September 30, 2007 to $21,005,663 as of September 30, 2008.  The Company increased the size of its REIT securities portfolio due to the proceeds received from the preferred stock offering in 2007 and through the merger with Monmouth Capital.  The REIT securities portfolio yield for fiscal 2008 was 9.5% as compared to 7.6% for 2007.

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

Gain (loss) on securities transactions, net decreased $3,817,006 in fiscal 2008 as compared to 2007.  The decrease is due mainly to the impairment loss of $3,104,774 due to the writing down of the carrying value of seven REIT securities which were considered other than temporarily impaired.  The Company had unrealized losses of $6,139,451 in its REIT securities portfolio as of September 30, 2008.

Discontinued Operations

Discontinued operations in fiscal 2009 include the operations of the property in Quakertown, Pennsylvania which was classified as held for sale as of September 30, 2009.  Discontinued operations in fiscal 2008 include the operations of properties in Quakertown, Pennsylvania as well as properties in Franklin, Massachusetts and Ramsey, New Jersey, both of which were sold in 2008.  Discontinued operations in fiscal 2007 include the 3 properties mentioned above and a vacant property in S. Brunswick, New Jersey sold in August 2007.  The following table summarizes the components of discontinued operations:

	2009	2008	2007

Rental and Reimbursement Revenue	$349,015	$1,040,366	$1,173,436
Real Estate Taxes	(47,241)	(120,757)	(268,315)
Operating Expenses	(22,880)	(138,389)	(166,446)
Depreciation & Amortization	(383,029)	(135,056)	(255,405)
Interest Expense	(72,397)	-0-	-0-
Income (Loss) from Operations of Disposed Property	(176,532)	646,164	483,270
Gain on Sale of Investment Property	-0-	6,790,616	4,634,564
Income (Loss) from Discontinued Operations	($176,532)	$7,436,780	$5,117,834

Cash flows from discontinued operations for the years ended September 30, 2009, 2008 and 2007 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2009	2008	2007

Cash flows from Operations	$206,677	($6,009,396)	($3,895,889)
Cash flows from Investing Activities	-0-	10,486,277	8,150,557
Cash flows from Financing Activities	(206,677)	(4,476,881)	(4,254,668)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not entered into any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of September 30, 2009:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgage Notes Payable	$192,050,283	$12,510,087	$33,493,524	$42,487,743	$103,558,929
Debentures	13,990,000	-0-	-0-	3,770,000	10,220,000
Purchase of Property	22,700,000	22,700,000	-0-	-0-	-0-
Retirement Benefits	526,453	60,000	120,000	120,000	226,453
Total	$229,266,736	$35,270,087	$33,613,524	$46,377,743	$114,005,382

Mortgage notes payable represents the principal amounts outstanding by scheduled maturity. The interest rates on these mortgages are fixed rates ranging from 5.22% to 8.48%, with a weighted average of 6.44%.  The above table does not include the Company’s obligation under its line of credit and margin loan as described in Note No. 9 of the Notes to Consolidated Financial Statements.

Debentures represent the repayment of the 8% Convertible Subordinated debentures of $3,770,000 due in 2013 and $10,220,000 in 2015.

Purchase of property represents the purchase price of two industrial properties under contract.  One acquisition for approximately $14,600,000 closed in October 2009.  The other contract for the purchase of an industrial property for approximately $8,050,000 is anticipated to close in the first quarter of fiscal 2010.

Retirement benefits represent post-retirement benefits that are unfunded and therefore will be paid from the assets of the Company.  The liability is being accrued and expensed over the payment terms.

Liquidity and Capital Resources

 The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  The Company’s shareholders’ equity increased from $159,910,964 as of September 30, 2008 to $161,497,704 as of September 30, 2009, principally due to issuance of common shares in the DRIP and an increase in the unrealized gain of available for sale securities partially offset by payments of distributions in excess of income.  See further discussion below.

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

The current global economic situation and the continued lack of liquidity in the lending environment may impact management’s ability to grow by acquiring additional properties or REIT securities.  Industrial space demand is very closely correlated to GDP growth. Current economic indicators show the U.S. economy to be slowly emerging from a deep and protracted recession.  Whether this return to economic growth is sustainable remains to be seen especially in light of the massive government stimulus programs.  However, the high caliber of our tenants, coupled with the long duration of our leases, should enable the Company to perform well despite the weak economy.  As of September 30, 2009, the Company had $6,080,888 in cash and cash equivalents and $27,824,665 in marketable securities subject to margin loans of $4,063,750.

On October 20, 2009, the Company issued 1,730,200 shares of common stock in a registered direct placement at $6.50 per share.  The Company received net proceeds from the offering of approximately $10,500,000.  The Company intends to use the net proceeds to acquire additional properties in the ordinary course of business and for general corporate purposes.    The Company has been raising equity capital through its DRIP, private placements and the public placement of common and preferred stock and investing in net-leased industrial properties.  The Company believes that funds generated from operations, the DRIP, and bank borrowings, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next few years.

At September 30, 2009, the Company owned fifty-nine properties of which eleven are not subject to mortgages; however the Company’s line of credit contains covenants which may restrict the Company’s ability to place financing on unencumbered properties.

The Company has a variable rate line of credit with Capital One, N.A. maturing in March 2011 of $15,000,000.  The line was fully drawn as of September 30, 2009.  The interest rate is based on LIBOR plus 200 basis points and interest is due monthly.  The interest rate was 2.25% as of September 30, 2009.   The Company must keep not less than $1,000,000 in average net collected balances at Capital One, N.A. and meet certain loan covenants as contained in the loan agreement, including a 65% loan to value ratio on certain negatively pledged properties.

The Company also uses margin loans for purchasing securities, for temporarily funding of acquisitions, and for working capital purposes.  The interest rate charged on the margin loans is the bank’s margin rate and was 2.0% and 3.75% as of September 30, 2009 and 2008, respectively.  The margin loans are due on demand.  At September 30, 2009 and 2008, the margin loans totaled $4,063,750 and $2,299,947, respectively and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

The Company’s subsidiary Monmouth Capital has outstanding $3,770,000 of 8% Convertible Subordinated Debentures due 2013 (the 2013 Debentures), and $10,220,000 of 8% Convertible Subordinated Debentures due 2015 (the 2015 Debentures).   These Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $9.16 per share in the case of the 2013 Debentures (equivalent to a rate of 109.17 shares of common stock for each $1,000 principal amount), and a conversion price of $11.45 per share in the case of the 2015 Debentures (equivalent to a rate of 87.336 shares of common stock for each $1,000 principal amount), in each case subject to adjustment under certain conditions.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages.  During 2009, the Company made an acquisition of an industrial property totaling approximately $4,088,000, which was funded through a mortgage of $2,687,573 at a fixed interest rate of 6.50% per year and funds available on the margin loan.  During the first month of fiscal 2010, the Company made an acquisition of an industrial property totaling approximately $14,600,000, which was funded through a mortgage of $10,000,000 at a fixed rate of 6.25% per year and the remainder in cash.   In fiscal 2010, the Company plans to continue to acquire additional net-leased industrial properties.  The Company also intends to expand its properties when requested by the tenants.  The funds for these acquisitions and expansions may come from bank borrowings and proceeds from the DRIP or private placements or additional public offerings of preferred and common stock.  To the extent that funds or appropriate properties are not available, fewer acquisitions or expansions will be made.

The Company also invests in debt and equity securities of other REITs as a proxy for real estate when suitable acquisitions are not available, for liquidity, and for additional income.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  During fiscal 2009, the Company’s securities portfolio increased $6,819,002, primarily due to purchases of $5,890,534 and increase in the unrealized gain of $9,936,282, partially offset by sales of securities with cost of $3,007,136 and impairment losses of $6,000,678.  The Company earned interest and dividend income of $2,502,253 during fiscal 2009.  The margin loan balance was $4,063,750 and $2,299,947 as of September 30, 2009 and 2008, respectively.

Cash flows provided from operating activities were $19,591,455, $17,438,835 and $13,224,299 for fiscal years 2009, 2008 and 2007, respectively.  The increase in cash flows provided from operating activities is due to increased income from acquisitions of properties and expanded operations.

Cash flows used in investing activities were $11,655,914, $39,831,002 and $25,526,868 for fiscal years 2009, 2008 and 2007, respectively.  Cash flows used in investing activities decreased in fiscal 2009 as compared to 2008 due mainly to fewer acquisitions of industrial properties, fewer property expansions, and decreased purchases of REIT securities.  Cash flows used in investing activities in fiscal 2008 increased as compared to 2007 due mainly to increased building expansions and the purchase of REIT securities.

Cash flows provided from (used in) financing activities were ($7,202,915), $16,345,092 and $21,668,476 for fiscal years 2009, 2008 and 2007, respectively.  Cash flows from financing activities decreased in fiscal 2009 as compared to 2008 due mainly to decreased proceeds from mortgages and loans payable.  Cash flows from financing activities decreased in fiscal 2008 as compared to 2007 due mainly to the preferred stock offering proceeds of $31,584,466 in 2007.

As of September 30, 2009, the Company had total assets of $394,774,778 and liabilities of $229,883,628.  The Company’s total debt plus Series A Preferred Stock to market capitalization as of September 30, 2009 and 2008 was approximately 59% and 56%, respectively.  The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

The Company has a dividend reinvestment plan (DRIP), in which participants can purchase stock from the Company at a price of approximately 95% of market.  During fiscal 2007, the Company modified its DRIP plan to allow for the DRIP to purchase shares on the open market at market value for participants.  Currently, DRIP shares are purchased directly from the Company at a 5% discount.  It is anticipated, although no assurances can be given, that the level of participation in the DRIP in 2010 will be comparable to 2009.

During 2009, the Company paid $14,984,179 as a dividend of $0.60 per common share.  Of the $14,984,179 in dividends paid, $4,328,028 was reinvested pursuant to the terms of the DRIP.  Management anticipates maintaining the annual dividend rate of $0.60 per common share although no assurances can be given since various economic factors can reduce the amount of cash flow available to the Company for common dividends.  All decisions with respect to the payment of dividends are made by the Company’s board of directors.

In 2009, the Company paid $2,521,214 in preferred dividends.  The Company is required to pay cumulative dividends on the Series A Preferred Stock in the amount of $1.90625 per share per year, which is equivalent to 7.625% of the $25.00 liquidation value per share.

During the year ended September 30, 2009, no stock options were exercised.  During the year ended September 30, 2008, one employee exercised options to purchase 14,000 shares of common stock for $99,820.  During the year ended September 30, 2007, no stock options were exercised.

During the year ended September 30, 2002, nine officers, directors and key employees exercised their stock options and purchased 255,000 shares for a total of $1,617,488.  Of this amount, 225,000 shares, for a total of $1,439,363, were exercised through the issuance of notes receivable from officers.  These notes receivable are at an interest rate of 5%, mature on April 30, 2012 and are collateralized by the underlying common shares.  As of September 30, 2009 and 2008, the balance of these notes receivable was $1,201,563.

On an ongoing basis, the Company funds capital expenditures primarily to maintain structure and other maintenance items as required in the various leases.  These expenditures may also include expansions as requested by tenants, or various tenant improvements on properties which are re-tenanted.  The amounts of these expenditures can vary from year to year depending on the age of the properties, tenant negotiations, market conditions and lease turnover.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (ASC) 105-10, Generally Accepted Accounting Principles, (ASC 105-10).  ASC 105-10 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.   Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates (ASUs) that will be included in the Codification.  Generally, the Codification is not expected to change U.S. GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted this ASC for our quarter ended September 30, 2009.  The adoption did not have any effect on our financial condition or results of operations.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

ASC 810-10, Consolidations, which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary.  The Company will adopt this ASC on October 1, 2009 and will change the presentation of the minority interest on the financial statements.  As of October 1, 2009, the noncontrolling interest will be reported separately within the equity section of the consolidated balance sheet.

In August 2009, FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies how an entity should measure the fair value of liabilities and that the restrictions on the transfer of a liability should not be included in its fair value measurement. The effective date of this ASU is the first reporting period after the issuance date, August 26, 2009. The Company adopted this ASU for our quarter ended September 30, 2009.  The adoption of this ASU did not have a material effect on our financial condition or results of operations.

ASC 855-10, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC 855-10 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet.  For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made.  In addition, ASC 855-10 requires an entity to disclose the date through which subsequent events have been evaluated.  ASC 855-10 is effective for the interim or annual financial periods ending after June 15, 2009.  The Company adopted ASC 855-10 effective for the quarter ended June 30, 2009.  The adoption of this ASC did not have a material effect on our financial condition or results of operations.

The FASB provided additional application guidance and enhanced disclosures about fair value measurements and impairments of securities.  ASC 820-10, Fair Value Measurements and Disclosures, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  ASC 320-10, Investments-Debt and Equity Securities, establishes a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income.  ASC 825-10, Financial Instruments, expands the fair value disclosures required for certain financial instruments to interim periods as well as in annual reports.  All of these ASCs are effective for interim and annual periods ending after June 15, 2009.  The Company adopted these ASCs effective for the quarter ended June 30, 2009.  The adoption of these ASCs did not have a material effect on our financial condition or results of operations. However, adoption of ASC 825-10 resulted in increased disclosures in our consolidated financial statements.

ASC 805-10, Business Combinations and ASC 810-10, Consolidation, requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of ASC 805-10 and ASC 810-10 are effective for our fiscal year beginning October 1, 2009. ASC 805-10 will be applied to business combinations occurring after the effective date and ASC 810-10 will be applied prospectively to all changes in noncontrolling interests, including any that existed at the effective date.  The adoption of ASC 805-10 and ASC 810-10 effective October 1, 2009 for future business combinations may result in the recognition of certain types of expenses in our results of operations that are currently capitalized pursuant to existing accounting standards, among other potential impacts.

ASC 815-10, Derivatives and Hedging, requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted ASC 815-10 effective January 1, 2009.  The adoption of this ASC did not have a material effect on our financial condition or results of operations.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

The Company is exposed to interest rate changes primarily as a result of its line of credit, margin loans and long-term debt used to maintain liquidity and fund capital expenditures and acquisitions of the Company’s real estate investment portfolio.  The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows primarily at fixed rates.  During 2008 and 2007, the Company invested in futures contracts of 10-year treasury notes with the objective of reducing exposure of the preferred equity and debt securities portfolio to interest rate fluctuations and to mitigate the risk of rolling over fixed-rate debt at higher interest rates upon maturity.  The Company has discontinued its hedging program and closed out its futures contracts in May 2008.   There are no open contracts as of September 30, 2009 or 2008.

The following table sets forth information as of September 30, 2009, concerning the Company’s long-term debt obligations, including principal payments by scheduled maturity, weighted average interest rates and estimated fair value:

Long –Term Debt:			Average
Fixed Rate	Fiscal	Carrying Value	Interest Rate	Fair Value

	2010	513,747	5.24%
	2011	2,437,500	5.00%
	2012	6,802,435	7.29%
	2013	24,217,673	6.38%
	2014	3,187,381	7.15%
	Thereafter	154,891,547	6.42%

	Total	$192,050,283	6.44%	$189,682,000

The Company has $13,990,000 in 8% debentures outstanding as of September 30, 2009, with $3,770,000 due in 2013 and $10,220,000 due in 2015.

The Company also has a variable rate line of credit with Capital One, N.A. maturing in March 2011 of $15,000,000.  The line was fully drawn as of September 30, 2009.  The interest rate is based on LIBOR plus 200 basis points and interest is due monthly.  The interest rate was 2.25% as of September 30, 2009.

Additionally, the Company has the ability to obtain margin loans, secured by its marketable securities. The balance outstanding on the margin loan was $4,063,750 as of September 30, 2009.  The interest rate on the margin account is the bank’s margin rate and was 2.0% as of September 30, 2009.    The value of marketable securities was $27,824,665 as of September 30, 2009.

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

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2009	12/31/08	3/31/09	6/30/09	9/30/09
Rental and Reimbursement Revenue	$10,282,379	$10,552,266	$10,242,682	$10,241,171
Total Expenses	5,112,738	5,469,304	5,395,253	5,361,182
Other Income (Expense)	(6,175,106)	(6,167,891)	(2,954,752)	(2,698,856)
Minority Interest	28,912	25,775	38,084	61,212
Income (Loss) from Continuing Operations	(1,034,377)	(1,110,704)	1,854,593	2,119,921
Income (Loss) from Discontinued Operations (1)	40,337	(285,595)	34,460	34,266
Net Income (Loss)	(994,040)	(1,396,299)	1,889,053	2,154,187
Net Income (Loss) Applicable to Common Shareholders	(1,624,344)	(2,026,603)	1,258,749	1,523,885
Net Income (Loss) Applicable to Common Shareholders per Share	(.07)	(.08)	.05	.06

FISCAL 2008	12/31/07	3/31/08	6/30/08	9/30/08
Rental and Reimbursement Revenue	$9,449,260	$9,572,304	$9,505,479	$10,621,216
Total Expenses	4,712,387	5,053,231	4,849,864	5,879,130
Other Income (Expense)	(5,140,117)	(4,100,402)	(2,960,213)	(2,727,056)
Minority Interest	34,368	41,386	91,705	(27,715)
Income (Loss) from Continuing Operations	(437,612)	377,285	1,603,697	2,042,745
Income from Discontinued Operations (2)	214,833	208,561	3,447,971	3,565,415
Net Income	(222,779)	585,846	5,051,668	5,608,160
Net Income Applicable to Common Shareholders	(853,212)	(44,457)	4,421,364	4,977,856
Net Income Applicable to Common Shareholders per Share	(.04)	(.01)	.18	.22

(1)  During 2009, the Company designated the Quakertown, Pennsylvania property as held for sale.

(2)  During June 2008 and July 2008, the Company sold industrial properties in Franklin, Massachusetts, and Ramsey, New Jersey, respectively, and recognized a gain on sale of $3,268,496 and $3,522,120, respectively.

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

ITEM 9A- CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2009.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

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

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited Monmouth Real Estate Investment Corporation’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal ControlIntegrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  Monmouth Real Estate Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based upon the assessed risk and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (3) receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Monmouth Real Estate Investment Corporation maintained in all material respects, effective internal control over financial reporting as of September 30, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Monmouth Real Estate Investment Corporation as of September 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years then ended and our report dated December 9, 2009 expressed an unqualified opinion thereon.

/s/ PKF

Certified Public Accountants

A Professional Corporation

New York, New York

December 9, 2009

 (d)    Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting during the Company’s fourth fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the Directors and Executive Officers of the Company as of September 30, 2009:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Anna T. Chew	51	Chief Financial Officer (1991 to present) and Director. Vice President (1995 to present) and Director (1994 to present) of UMH Properties, Inc., an affiliated company. Certified Public Accountant.	2007

Daniel D. Cronheim	55	Director. Attorney at Law (1979 to present). President (2000 to present) of David Cronheim Mortgage Company. Executive Vice President (1997 to present) of Cronheim Management Services, Inc.; Executive Vice President (1989 to present) and General Counsel (1983 to present) of David Cronheim Company; Director (2000 to present) of Hilltop Community Bank.	1989

Catherine B. Elflein	48	Independent Director. Certified Public Accountant. Director - Treasury and Risk Management (2006 to present) at Celgene Corporation; Controller of Captive Insurance Companies (2004 to 2006) and Director – Treasury Operations (1998 to 2004) at Celanese Corporation.	2007

Neal Herstik	50	Independent Director. Attorney at Law, Gross, Truss & Herstik, PC (1997 to present). Co-founder and former President, Manalapan-Englishtown Education Foundation, Inc., a non-profit corporation (1995 to 2001).	2004

Matthew I. Hirsch	50	Independent Director. Attorney at law (1985 to present). Adjunct Professor of Law (1993 to present) Widener University School of Law.	2000

Joshua Kahr	35	Independent Director. Principal of Kahr Real Estate Services (2002 to present), a real estate advisory firm based in New York City. Senior Director, GVA Williams (2000 to 2002).	2007

Eugene W. Landy	75	President and Chief Executive Officer (1968 to present) and Director. Attorney at Law. Chairman of the Board (1995 to present), President (1969 to 1995) of UMH Properties, Inc., an affiliated company.	1968

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Michael P. Landy	47	Executive Vice President – Investments and Director. Vice President – Investments (2001 to present) of UMH Properties, Inc., an affiliated company. President (1998 to 2001) of Siam Records, LLC. Chief Engineer and Technical Director (1987 to 1998) of GRP Recording Company.	2007

Samuel A. Landy	49	Director. Attorney at Law (1985 to present). President (1995 to present), Vice President (1991 to 1995) and Director (1992 to present) of UMH Properties, Inc., an affiliated company.	1989

Cynthia J. Morgenstern	40	Executive Vice President and Director. Vice President (1996 to 2001) Summit Bank, Commercial Real Estate Division.	2002

Allison Nagelberg	44	General Counsel (2000 to present). Attorney at Law (1989 to present) General Counsel (2000 to present) of UMH Properties, Inc. an affiliated company.	N/A

Scott L. Robinson	39	Independent Director. Managing Partner, Cadence Capital Group, LLC (2008 to present); Director, The REIT Center at New York University (2008 to present); Vice President Citi Markets and Banking (2006 to 2008) at Citigroup. Senior REIT and CMBS analyst at Standard & Poor’s, (1998 to 2006).	2005

Eugene Rothenberg	76	Independent Director. Investor. Retired physician. Director (1977 to present) of UMH Properties, Inc. an affiliated company.	2007

Maureen E. Vecere	40	Controller (2003 to present) and Treasurer (2004 to present). Certified Public Accountant.	N/A

Stephen B. Wolgin	55	Independent Director. Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New York; Partner with the Logan Equity Distressed Fund (2007 to present); prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis.	2003

Family Relationships

There are no family relationships between any of the directors or executive officers, except that Samuel A. Landy and Michael P. Landy are the sons of Eugene W. Landy, the President and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are Stephen Wolgin (Chairman), Matthew I. Hirsch, Scott Robinson and Catherine Elflein. The Company’s board of directors has determined that Stephen B.  Wolgin and Catherine B. Elflein are financial experts and that all members of the audit committee are independent.  The audit committee operates under the Audit Committee Charter which can be found at the Company’s website at www.mreic.com.  The charter is reviewed annually for adequacy.

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

Throughout this report, the individuals who served as the Company’s president and chief executive officer and executive vice president during fiscal 2009, as well as the other individuals included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the named executive officers.

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

The Compensation Committee believes that each of the above factors is important when determining compensation levels for named executive officers. The Committee reviews and approves the employment contracts for the president and chief executive officer and executive vice presidents, including performance goals and objectives.  The Committee annually evaluates performance of the executive officers in light of those goals and objectives. The Committee considers the Company's performance, relative shareholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to the named executive officers in prior years. The Company uses the annual Compensation Survey published by NAREIT as a guide to setting compensation levels.  Participant company data is not presented in a manner that specifically identifies any named individual or company.  This survey details compensation by position type with statistical salary and bonus information for each position.  The Compensation Committee compares the Company’s salary and bonus amounts to the ranges presented for reasonableness.  To that end, the Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to those executives who meet or exceed established goals.

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

Role of Grants of Stock Options in Compensation Analysis

The Committee views the grant of stock options as a form of long-term compensation.  The Committee believes that the grant of these options promotes the Company's goal of retaining key employees, and aligns the key employee's interests with those of the Company's shareholders from a long-term perspective.   The number of options granted to each employee is determined by consideration of various factors including but not limited to the employees’ title, responsibilities, and years of service.

Role of Employment Agreements in Determining Executive Compensation

Each of the Company's currently employed named executive officers is a party to an employment agreement.  These agreements provide for base salaries, bonuses and customary fringe benefits.   The key elements of our compensation program for the named executive officers are base salary, bonuses, stock options and perquisites and other benefits.  Each of these is addressed separately below.  In determining initial compensation, the compensation committee considers all elements of a named executive officer’s total compensation package in comparison to current market practices and other benefits.

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

Bonuses

In addition to the provisions for base salaries under the terms of our employment agreements, the president is entitled to receive annual cash bonuses for each calendar year during the term of the agreement, based on the achievement of certain performance goals set by the Committee.   The following are the bonus targets and recommended compensation for the president which the Compensation Committee uses as a guide in determining the bonus, if any:

	Threshold	Target	Outstanding

Growth in market cap	7.5%	12.5%	20%
Bonus	$7,500	$15,000	$30,000

Growth in FFO/share	7.5%	12.5%	20%
Bonus	$7,500	$15,000	$30,000

Growth in dividend/share	5%	10%	15%
Bonus	$10,000	$20,000	$40,000

Total Bonus Potential	$25,000	$50,000	$100,000

In addition to its determination of the executive's individual performance levels for 2009, the Committee also compared the executive's total compensation for 2009 to that of similarly-situated personnel in the REIT industry using the NAREIT Compensation Survey described above.

The bonus awarded to the other senior executives is determined by consideration of various factors including but not limited to the employees’ title, responsibilities, and years of service.

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

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive, spouse and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental long-term disability insurance, at the Company's cost, as agreed to by the Company and the executive.  Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended September 30, 2009, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

Payments upon Termination or Change in Control

In addition, the named executive officers’ employment agreements each contain provisions relating to change in control events and severance upon termination for events other than without cause or good reason (as defined under the terms of the employment agreements). These change in control and severance terms are designed to promote stability and continuity of senior management. Information regarding these provisions is included in “Employment Contracts” provided below in Item 11 of this report.   There are no other agreements or arrangements governing change in control payments.

Evaluation

Mr. Eugene Landy is under an employment agreement with the Company.  His base compensation under his amended contract was increased in 2004 to $175,000 per year. Subsequent to the merger with Monmouth Capital in July 2007, his annual salary was increased to $225,000 (The Summary Compensation Table for Mr. Eugene Landy shows a salary of $225,000 and $74,270 in stock options, director’s fees and fringe benefits).

The Committee also reviewed the progress made by Ms. Cynthia J. Morgenstern, Executive Vice President.  Ms. Morgenstern is under an employment agreement with the Company.  Her base compensation under this contract is $241,006 for 2009.  Ms. Morgenstern received bonuses totaling $12,934 and $51,533 in stock options, director’s fees and fringe benefits.

The Committee has also approved the recommendations of the president concerning the other named executives’ annual salaries, bonuses, option grants and fringe benefits.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

Stephen B. Wolgin

Matthew I. Hirsch

Summary Compensation Table

The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 2009, 2008, and 2007 to the named executive officers.  There were no other executive officers whose aggregate compensation allocated to the Company exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (7)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene W. Landy	2009	$225,000	$-0-	$14,950	$43,320 (1)	$16,000 (2)	$299,270
President and CEO	2008	225,000	-0-	22,750	43,815 (1)	35,500 (2)	327,065
	2007	183,333	30,000	-0-	44,273 (1)	19,000 (2)	276,606

Anna T. Chew (3)	2009	$62,050	$-0-	$11,500	$-0-	$-0-	$73,550
Chief Financial	2008	73,400	-0-	11,500	-0-	-0-	84,900
Officer	2007	37,000	-0-	-0-	-0-	-0-	37,000

Cynthia J. Morgenstern	2009	$241,006	$12,934	$11,500	$-0-	$40,033 (4)	$305,473
Executive Vice	2008	224,191	17,542	11,500	-0-	39,583 (4)	292,816
President	2007	208,550	16,423	-0-	-0-	39,115 (4)	264,088

Michael P. Landy	2009	$190,575	$10,471	$5,750	$-0-	$23,674 (5)	$230,470
Executive Vice Pres -	2008	181,500	14,192	5,750	-0-	23,376 (5)	224,818
Investments	2007	165,000	13,038	-0-	-0-	8,868 (5)	186,906

Maureen E. Vecere	2009	$139,000	$7,504	$5,750	$-0-	$5,500 (6)	$157,754
Controller and	2008	130,075	10,596	5,750	-0-	4,465 (6)	150,886
Treasurer	2007	118,250	9,770	-0-	-0-	3,514 (6)	131,534

Notes:

(1)

Amount is accrual for pension and other benefits of $43,320, $43,815 and $44,273 for 2009, 2008 and 2007, respectively, in accordance with Mr. Landy’s employment contract.

(2)

Represents Director’s fees of $16,000, $18,000 and $19,000 for 2009, 2008 and 2007, respectively, paid to Mr. Landy; and legal fees paid to the firm of Eugene W. Landy of $-0-, $17,500 and $-0- for 2009, 2008 and 2007, respectively.

(3)

Ms. Anna Chew, the Company’s Chief Financial Officer, is an employee of and is paid by UMH Properties, Inc, an affiliated REIT.  Approximately 25% of her compensation cost is allocated by UMH and reimbursed by the Company, pursuant to a cost sharing arrangement between the Company and UMH.  Please see UMH annual report on Form 10-K for details of Ms. Chew employment agreement and compensation arrangement.

(4)

Represents Director’s fees of $16,000, $18,000 and $19,000 in 2009, 2008, and 2007, respectively and fringe benefits (including the use of an automobile) and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(5)

Represents Director’s fees of $16,000, $18,000 and $4,000 in 2009, 2008 and 2007, respectively, and fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.  Approximately 35% of this employee’s compensation cost is allocated to and reimbursed by UMH, pursuant to a cost sharing agreement between the Company and UMH.

(6)

Represents discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(7)

These values were established using the Black-Scholes stock option valuation model. See Note No. 11 to the Consolidated Financial Statements for assumptions used in the model.  The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

Stock Option Plan

Options to purchase 245,000 shares were granted in 2009 and no options were exercised in 2009.  Options to purchase 245,000 shares were granted during 2008 and options to purchase 14,000 shares were exercised during 2008.  No options were granted or exercised during fiscal 2007.  As of September 30, 2009, the number of options remaining for future grant is 1,402,620.  Due to the merger with Monmouth Capital in 2007, options to purchase 214,000 shares of Monmouth Capital became exercisable in accordance with their existing terms for 140,170 shares of the Company stock at exercise prices adjusted for the stock conversion ratio.   To the extent that an option to purchase Monmouth Capital common stock was not yet vested at the effective time of the merger, the option remained subject to the same terms and conditions of vesting as in effect immediately before the merger.

Grants of Plan-Based Awards

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

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended September 30, 2009:

Name	Grant Date	Number of Shares Underlying Options (1)	Exercise Price of Option Award	Grant Date Fair Value (2)
Eugene W. Landy	10/20/08	65,000	$7.25	$14,950
Anna T. Chew	10/20/08	50,000	7.25	11,500
Cynthia J. Morgenstern	10/20/08	50,000	7.25	11,500
Michael P. Landy	10/20/08	25,000	7.25	5,750
Maureen E. Vecere	10/20/08	25,000	7.25	5,750

(1)

These options expire 8 years from grant date.

(2)

These values were established using the Black-Scholes stock option valuation model.  The following weighted-average assumptions were used in the model:  expected volatility of 16.41%; risk-free interest rate of 3.38%; dividend yield of 8.3%; expected life of options of 8 years; and -0- estimated forfeitures.  The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at September 30, 2009:

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (2)	Option exercise price ($)	Option expiration date

Eugene W. Landy	-0-	65,000 (1)	$7.25	10/20/16
	65,000	-0-	8.22	12/12/15
	16,375	-0-	8.05	01/22/15
	65,000	-0-	8.15	08/02/14
	16,375	-0-	8.70	09/21/13
	65,000	-0-	8.28	08/10/13
	65,000	-0-	7.89	08/03/12
	65,000	-0-	6.90	01/22/11
	65,000	-0-	7.13	06/21/10
	32,750	-0-	5.04	10/04/09

Anna T. Chew	-0-	50,000 (1)	$7.25	10/20/16
	50,000	-0-	7.80	03/10/16
	6,550	-0-	8.05	01/22/15
	50,000	-0-	8.04	09/12/14
	6,550	-0-	8.70	09/21/13
	50,000	-0-	8.28	08/10/13
	50,000	-0-	7.41	05/20/12
	16,000	-0-	7.13	06/21/10

Cynthia J. Morgenstern	-0-	50,000 (1)	$7.25	10/20/16
	50,000	-0-	7.80	03/10/16
	6,550	-0-	8.05	01/22/15
	50,000	-0-	8.04	09/12/14
	6,550	-0-	8.70	09/21/13
	50,000	-0-	8.28	08/10/13
	50,000	-0-	7.41	05/20/12

Michael P. Landy	-0-	25,000 (1)	$7.25	10/20/16
	25,000	-0-	7.80	03/10/16
	9,825	-0-	8.05	01/22/15
	25,000	-0-	8.04	09/12/14
	9,825	-0-	8.70	09/21/13
	25,000	-0-	8.28	08/10/13

(1)

These options became exercisable on October 20, 2009.

(2)

All options are exercisable one year from date of grant.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (2)	Option exercise price ($)	Option expiration date

Maureen E. Vecere	-0-	25,000 (1)	$7.25	10/20/16
	25,000	-0-	7.80	03/10/16
	6,550	-0-	8.05	01/22/15
	25,000	-0-	8.04	09/12/14
	6,550	-0-	8.70	09/21/13
	25,000	-0-	8.28	08/10/13
	15,000	-0-	7.41	5/20/12

(1)

These options became exercisable on October 20, 2009.

(2)

All options are exercisable one year from date of grant.

Employment Agreements

Effective January 1, 2004, Eugene W. Landy entered into an amended employment agreement with the Company that will expire on December 31, 2009. The employment agreement renews for successive one-year terms, unless either party gives written notice of termination to the other party.  Mr. Eugene Landy’s amended employment agreement provides for annual base compensation of $175,000 and a pension payment of $50,000 per year, payable each year through December 31, 2013, which will increase to $55,000 per year if the Company completes a transaction that results in a 100% increase in the Company’s market capitalization. Prior to the merger with Monmouth Capital, Mr. Eugene Landy was paid $50,000 for acting as the president of Monmouth Capital.  This additional salary amount was assumed by the Company upon consummation of the merger and its continuation was approved by the board of directors.   Pursuant to the amended employment agreement, Mr. Eugene Landy will receive, each year, an option to purchase 65,000 shares of the Company common stock and may receive bonuses in amounts determined by the Company’s board of directors, based upon progress towards achieving certain target levels of growth in market capitalization, funds from operations and dividends per share. The amended employment agreement provides that Mr. Eugene Landy is entitled to five weeks paid vacation and to participate in the Company’s employee benefits plans at any time he is entitled to receive pension benefits. The amended employment agreement also provides for aggregate severance payments of $500,000, payable to Mr. Eugene Landy upon the termination of his employment for any reason, in increments of $100,000 per year for five years, disability payments, payable to Mr. Eugene Landy in the event of his disability (as defined in the amended employment agreement) for a period of three years, equal to Mr. Eugene Landy’s salary and a death benefit of $500,000 payable to Mr. Eugene Landy’s designated beneficiary. Upon the termination of Mr. Eugene Landy’s employment following or as a result of certain types of transactions that lead to a significant increase in the Company’s market capitalization, the amended employment agreement provides that Mr. Eugene Landy will receive a grant of 35,000 to 65,000 shares of the Company common stock, depending on the amount of the increase in the Company’s market capitalization, all of his outstanding options to purchase shares of the Company common stock will become immediately vested and he will be entitled to continue to receive benefits under the Company’s health, dental, insurance and similar plans for one year. The merger does not trigger any of these provisions of the amended employment agreement, although the growth in market capitalization of the Company that would occur upon closing of the merger is one of many factors that the Company’s board of directors may consider in determining the amount of Mr. Eugene Landy’s bonus, if any. The amended employment agreement is terminable by the Company’s board of directors at any time by reason of Mr. Eugene Landy’s death or disability or for cause, which is defined in the amended employment agreement as a termination of the agreement if the Company’s board of directors determines in good faith that Mr. Eugene Landy failed to substantially perform his duties to the Company (other than due to his death or disability), or has engaged in conduct the consequences of which are materially adverse to the Company, monetarily or otherwise. Upon termination of the amended employment agreement, Mr. Eugene Landy will remain entitled to the disability, severance, death and pension benefits provided for in the amended employment agreement.  On April 14, 2008, the Company executed the Third Amendment (the amendment) to Eugene W. Landy’s employment agreement.  The amendment provides that in the event of a change in control of the Company, Eugene W. Landy shall receive a lump sum payment of $2,500,000, provided that the sale price of the Company is at least $10 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and UMH.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.

Effective January 1, 2007, the Company and Cynthia J. Morgenstern entered into an employment agreement that will expire on December 31, 2009.  The employment agreement renews for successive one-year terms, unless either party gives written notice of termination to the other party.  Under this employment agreement, Ms. Morgenstern is entitled to receive a base salary of $208,550 for the year ending December 31, 2007, and is entitled to increases of 7.5% for the years ending December 31, 2008 and 2009, plus bonuses, if any, in amounts determined by the Company’s board of directors or president.  Pursuant to this employment agreement, the Company’s president must request annually that the Company’s stock option committee grant Ms. Morgenstern an option to purchase 50,000 shares of the Company’s Common Stock, although the employment agreement does not require that the stock option committee grant any options.  Ms. Morgenstern’s employment agreement provides for four weeks paid vacation, the use of an automobile, reimbursement of her reasonable and necessary business expenses and that Ms. Morgenstern is entitled to participate in the Company’s employee benefit plans.  Ms. Morgenstern’s employment agreement also requires the Company to reimburse Ms. Morgenstern for the cost of a disability insurance policy such that, in the event of Ms. Morgenstern’s disability for a period of more than 90 days, Ms. Morgenstern will receive benefits equal to her then-current salary.  In the event of a merger, sale or change of control of the Company, which is defined in Ms. Morgenstern’s employment agreement as a change in voting control of the Company or change in control of 25% or more of the Company’s board of directors by other than its existing directors and excludes transactions between the Company and UMH, Ms. Morgenstern will have the right to terminate the employment agreement or extend the employment agreement for three years from the date of the change in control.  If there is a termination of employment for any reason, Ms. Morgenstern shall be entitled to receive one year’s compensation at the date of termination.  The compensation is to be at the greater of current compensation at the date of merger or change in control.

Effective January 1, 2009, the Company and Michael P. Landy, Executive Vice President – Investments, entered into a three-year employment agreement, under which Mr. Michael Landy receives an annual base salary of $190,575 for 2009 with increases of 5% for 2010 and 2011, plus bonuses and customary fringe benefits.  The employment agreement renews for successive one-year terms, unless either party gives written notice of termination to the other party.  Mr. Michael Landy will also receive four weeks vacation.  The Company will reimburse the Mr. Michael Landy for the cost of a disability insurance policy such that, in the event of his disability for a period of more than 90 days, he will receive benefits up to 60% of his then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Michael Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of Mr. Michael Landy, other than a termination for cause as defined by the agreement, he shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Approximately 35% of Mr. Michael Landy’s compensation is allocated to UMH pursuant to a cost sharing arrangement between the Company and UMH.

Effective January 1, 2009, the Company and Maureen E. Vecere, Controller and Treasurer, entered into a three-year employment agreement, under which Ms. Vecere receives an annual base salary of $139,000 for 2009 with increases of 7% for 2010 and 2011, plus bonuses and customary fringe benefits The employment agreement renews for successive one-year terms, unless either party gives written notice of termination to the other party.    Ms. Vecere will also receive four weeks vacation.  The Company will reimburse Ms. Vecere for the cost of a disability insurance policy such that, in the event of her disability for a period of more than 90 days, she will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Ms. Vecere will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of Ms. Vecere, other than a termination for cause as defined by the agreement, she shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Director Compensation

The Directors receive a fee of $1,500 for each Board Meeting attended, $500 for each Board phone meeting, and an additional fixed annual fee of $10,000 payable quarterly.  Directors appointed to board committees receive $150 for each meeting attended.  Those specific committees are Nominating Committee, Compensation Committee and Audit Committee.  The table below sets forth a summary of director compensation for the fiscal year ended September 30, 2009.

Director	Annual Board Cash Retainer ($)	Meeting Fees ($)	Committee Fees ($)	Option Awards ($)	Total Fees Earned or Paid in Cash ($)

Ernest Bencivenga (1)	$10,000	4,500	$-0-	$-0-	$14,500
Anna T. Chew (2)	10,000	6,000	-0-	-0-	16,000
Daniel D. Cronheim	10,000	6,000	-0-	-0-	16,000
Catherine B. Elflein (3)	10,000	6,000	600	-0-	16,600
Neal Herstik (5)	10,000	6,000	150	-0-	16,150
Matthew I. Hirsch (3)(4)(5)	10,000	6,000	900	-0-	16,900
Charles Kaempffer (1)	10,000	3,000	450	-0-	13,450
Joshua Kahr (2)	10,000	6,000	-0-	-0-	16,000
Eugene W. Landy	10,000	6,000	-0-	-0-	16,000
Michael P. Landy (2)	10,000	6,000	-0-	-0-	16,000
Samuel A. Landy	10,000	6,000	-0-	-0-	16,000
Cynthia J. Morgenstern	10,000	6,000	-0-	-0-	16,000
Scott L. Robinson (3)	10,000	6,000	600	-0-	16,600
Eugene Rothenberg (2)	10,000	6,000	-0-	-0-	16,000
Stephen B. Wolgin (3)(4)(5)	10,000	6,000	900	-0-	16,900
Total	$150,000	$85,500	$3,600	$-0-	$239,100

(1)

Emeritus directors are retired directors who are not entitled to vote on board resolutions however they receive directors’ fees for participation in the board meetings.

(2)

These directors were former Monmouth Capital board members who were appointed to the Company’s board of directors upon consummation of the merger.

(3)

The Audit Committee for 2009 consists of Mr. Hirsch, Mr. Wolgin, Mr. Robinson and Ms. Elflein. The board had determined that Mr. Wolgin and Ms. Elflein are considered “audit committee financial experts” within the meaning of the rules of the SEC and are “financially sophisticated” within the meaning of the listing requirements of the NASDAQ Global Select Market.

(4)

Mr. Hirsch and Mr. Wolgin are members of the Compensation Committee.

(5)

Mr. Herstik, Mr. Hirsch, and Mr. Wolgin are members of the Nominating Committee.

Pension Benefits

Except as provided in the specific agreements described above, the Company has no pension or other post-retirement plans in effect for officers, directors or employees.  The Company’s employees may elect to participate in the 401(k) plan of UMH Properties, Inc.

Other Information

Daniel D. Cronheim is a Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and CMS.  Daniel Cronheim received $16,000, $18,000 and $19,000 for Director’s fees in 2009, 2008 and 2007, respectively.  The David Cronheim Company received $20,352, $3,219 and $33,273 in lease commissions in 2009, 2008 and 2007, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $-0-, $-0- and $47,250 in mortgage brokerage commissions in 2009, 2008 and 2007, respectively.  CMS received $42,558 for a real estate commission on the sale of the South Brunswick, New Jersey property in 2007.

During fiscal 2009, 2008 and 2007, the Company was subject to management contracts with CMS for a fixed fee of $380,000.  CMS provides sub-agents as regional managers for the Company’s properties and compensates them out of this management fee.   The Company paid CMS management fees (net of allocation to the minority owner of the Somerset, New Jersey shopping center) of $375,477, $375,477 and $367,976 in fiscal 2009, 2008 and 2007, respectively, for the management of the properties subject to the management contract.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks and no member of the compensation committee has served as an officer or employee of the Company or any of its subsidiaries at any time.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of the Company’s common stock (the shares) as of September 30, 2009 by:

•

each person known by the Company to beneficially own more than five percent of the Company’s outstanding shares;

•

the Company’s directors;

•

the Company’s executive officers; and

•

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o Monmouth Real Estate Investment Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by that person under options exercisable within 60 days of September 30, 2009 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Shares Outstanding(2)

Oakland Financial Corporation 34200 Mound Road Sterling Heights, Michigan 48310	2,402,847(3)	9.32%
UMH Properties, Inc.	2,010,786(4)	7.80%
Anna T. Chew	377,254(5)	1.45%
Daniel D. Cronheim	87,127(6)	*
Catherine B. Elflein	3,875(7)	*
Neal Herstik	7,527(8)	*
Matthew I. Hirsch	61,102(9)	*
Joshua Kahr	982	*
Eugene W. Landy	1,741,209(10)	6.62%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Shares Outstanding(2)

Samuel A. Landy	330,592(11)	1.28%
Michael P. Landy	282,227(12)	1.09%
Cynthia J. Morgenstern	324,834(13)	1.25%
Allison Nagelberg	1,459(14)	*
Scott Robinson	7,000(15)	*
Eugene D. Rothenberg	72,096	*
Maureen E. Vecere	131,389(16)	*
Stephen B. Wolgin	18,487(17)	*
Directors and Officers as a group	3,447,160	12.70%

*Less than 1%.

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares listed.

(2)

Based on the number of shares outstanding on September 30, 2009, which was 25,783,779.

(3)

Based on Schedule 13D as of July 7, 2008, filed with the SEC by Oakland Financial Corporation (“Oakland”), Liberty Bell Agency, Inc. (“Liberty Bell”), and Cherokee Insurance Company (“Cherokee”), as of July 7, 2008, Oakland owns 110,602, Liberty Bell owns 594,813, Cherokee owns 1,574,322, Erie Manufactured Home Properties, LLC, owns 82,542, Apache Ventures, LLC, owns 15,000, and Matthew T. Maroun owns 25,568.  This filing with the SEC by Oakland, indicates that Oakland shares voting and dispositive power with respect to those shares with Liberty Bell, Cherokee, Erie Manufactured Homes, Apache Ventures, LLC, all of which are wholly-owned subsidiaries of Oakland.  Matthew T. Moroun is the Chairman of the Board and controlling stockholder of Oakland, Liberty Bell and Cherokee.

(4)

Based on Schedule Form 4 filed on September 15, 2009, filed with the SEC by UMH Properties, Inc. which indicates that UMH has sole voting and dispositive power with respect to 2,010,786 shares.  Included in the 2,010,786 shares held, UMH owns $5,000,000 of the 2005 Debentures, representing 436,681 shares on a converted basis at $11.45 per share.

(5)

Includes (a) 82,954 shares owned jointly with Ms. Chew’s husband; and (b) 15,200 shares held in Ms. Chew’s 401(k) Plan.  As a co-trustee of the UMH 401(k), Ms. Chew has shared voting power over the shares held by the UMH 401(k).  She, however, disclaims beneficial ownership of all of the shares held by the UMH 401(k), except for the 15,200 shares held by the UMH 401(k) for her benefit.  Includes 279,100 shares issuable upon exercise of stock options.

(6)

Includes 15,000 shares issuable upon exercise of stock options.

(7)

Includes 2,300 shares owned jointly with Ms. Elflein’s husband.

(8)

Includes 5,000 shares issuable upon the exercise of stock options.

(9)

Includes 50,102 shares owned jointly with Mr. Hirsch’s wife and 11,000 shares issuable upon exercise of stock options.

(10)

Includes (a) 129,490 shares owned by Mr. Landy’s wife; (b) 213,242 shares held in the E.W. Landy Profit Sharing Plan of which Mr. Landy is a trustee and has shared voting and dispositive power; (c) 179,292 shares held in the E.W. Landy Pension Plan over which Mr. Landy has shared voting and dispositive power; (d) 13,048 Shares held in Landy Investments Ltd., over which Mr. Landy has shared voting and dispositive power; (e) 86,200 shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, over which Mr. Landy has shared voting and dispositive power; and (f) 5,000 Shares in Juniper Plaza Associates.  Includes 520,500 shares issuable upon the exercise of stock options.

(11)

Includes (a) 20,383 shares owned by Mr. Landy’s wife; (b) 82,236 shares held in custodial accounts for Mr. Landy’s minor children under the New Jersey Uniform Transfers to Minors Act with respect to which he disclaims any beneficial interest but he has sole dispositive and voting power; (c) 24,379 shares in the Samuel Landy Family Limited Partnership; and (d) 42,816 shares held in the UMH 401(k) Plan.  As a co-trustee of the UMH 401(k), Mr. Landy has shared voting power over the shares held by the UMH 401(k).  He, however, disclaims beneficial ownership of all of the shares held by the UMH 401(k), except for the 42,816 shares held by the UMH 401(k) for his benefit.  Includes 15,000 shares issuable upon the exercise of stock options.

(12)

Includes 6,067 Shares held in Mr. Landy’s 401(k) Plan over which he has sole dispositive power.  Includes (a) 12,875 shares owned by Mr. Landy’s wife; and (b) 97,384 shares held in custodial accounts for Mr. Landy’s minor children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote.  Includes 119,650 shares issuable upon the exercise of stock options.

(13)

Includes 1,681 shares held in Ms. Morgenstern’s 401(k) plan over which she has sole dispositive power.  Includes 263,100 shares issuable upon the exercise of stock options.

(14)

Includes 1,046 shares held in custodial accounts for Ms. Nagelberg’s minor children under the New Jersey Uniform Transfers to Minors Act with respect to which she disclaims any beneficial interest but she has sole dispositive and voting power.

(15)

Includes 5,000 shares issuable upon the exercise of stock options.

(16)

Includes (a) 219 Shares held in Ms. Vecere’s 401(k) Plan over which she has sole dispositive power; and (b) 3,010 shares held in custodial accounts for Ms. Vecere’s minor children under the New Jersey Uniform Transfers to Minors Act with respect to which she disclaims any beneficial interest but she has sole dispositive and voting power.  Includes 128,100 shares issuable upon the exercise of stock options.

(17)

Includes 1,408 shares owned by Mr. Wolgin’s wife.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company has a note receivable from Mr. Eugene W. Landy with a balance of $984,375 at September 30, 2009 and 2008 which is included in Loans to Officers, Directors and Key Employees included under Shareholders’ Equity.  This note was signed on April 30, 2002 and is due on April 30, 2012.  The interest rate is fixed at 5% and the note is collateralized by 150,000 shares of the Company stock.  In addition, the Company had a note receivable outstanding from Mr. Landy for $180,000 which was included in Tenant and Other Receivables as of September 30, 2006 and 2005.  This note was signed on July 25, 2002 and was due and paid in full on July 25, 2007. The interest rate on this loan reset to the prime rate annually on the anniversary date and the note was not collateralized.  Interest earned on both of these notes during 2009, 2008 and 2007 was $49,219, $49,219 and $63,653, respectively.

Daniel D. Cronheim is a Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and CMS.  Daniel Cronheim received $16,000, $18,000 and $19,000 for Director’s fees in 2009, 2008 and 2007, respectively.  The David Cronheim Company received $20,352, $3,219 and $33,273 in lease commissions in 2009, 2008 and 2007, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $-0-, $-0- and $47,250 in mortgage brokerage commissions in 2009, 2008 and 2007, respectively.  Cronheim Management Company received $42,558 for a real estate commission on the sale of the South Brunswick, New Jersey property in 2007.

CMS, a division of David Cronheim Company, received the sum of $375,477, $375,477 and $367,976 for management fees during the years ended 2009, 2008 and 2007, respectively.   During 2009, 2008 and 2007, the Company was subject to a management contract with CMS.  For the calendar years 2009, 2008 and 2007, the management fee was fixed at $380,000.  Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

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

On July 22, 2008, the Company sold its 44,719 square foot industrial property in Ramsey, New Jersey to HSM Acquisitions Partners, Inc. and other related parties, for a selling price of $4,050,000.  The decision to sell the property and the terms of the sale were recommended by the Company’s Business Judgment Committee, whose members consist of independent directors.  The Business Judgment Committee obtained an independent appraisal of the property to assist in determining the contract terms.  The Company believes that the terms of the sale are comparable to what the Company could have agreed to with an unrelated party.   A one-third interest in the purchasing group is held by the President of CMS, the Company’s real estate advisor, who is also the father of one of the non-executive Directors of the Company.  The majority of the purchasing group is unrelated to the Company.   No real estate commission was paid on this transaction.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Reznick served as the Company’s independent registered public accountants for the years ended September 30, 2007 and the first two quarters of the year ended September 30, 2008.  The following are fees billed by Reznick in connection with services rendered:

	2009	2008

Audit Fees	$-0-	$39,000
Audit Related Fees	14,750	-0-
Tax Fees	-0-	49,000
All Other Fees	-0-	-0-
Total Fees	$14,750	$88,000

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

PKF served as the Company’s independent registered public accountants for the quarter ended June 30, 2008 and years ended September 30, 2009 and 2008.  The following are fees billed by and accrued to PKF in connection with services rendered:

	2009	2008

Audit Fees	$168,000	$120,000
Audit Related Fees	3,450	-0-
Tax Fees	40,000	-0-
All Other Fees	-0-	-0-
Total Fees	$211,450	$120,000

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE(S)

(a) (1) The following Financial Statements are filed as part of this report:

(i) a) Report of Independent Registered Public Accounting Firm	72
b) Report of Independent Registered Public Accounting Firm	73

(ii) Consolidated Balance Sheets as of September 30, 2009 and 2008	74-75

(iii) Consolidated Statements of Income for the years ended September 30, 2009, 2008 and 2007	76-77

(iv) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2009, 2008 and 2007	78-79

(v) Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007	80

(vi) Notes to the Consolidated Financial Statements	81-115

(a) (2) The following Financial Statement Schedule is filed as part of this report:

(i) Schedule III - Real Estate and Accumulated Depreciation as of September 30, 2009	116-124

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the Consolidated Financial Statements or Notes hereto.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (3)	Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1  Agreement and Plan of Merger dated March 24, 2003 by and between MREIC Maryland, Inc., a Maryland corporation ("Monmouth Maryland"), and Monmouth Real Estate Investment Corporation, a Delaware corporation ("Monmouth Delaware"), dated March 24, 2003 (incorporated by reference to the 2002 proxy filed by the Registrant with The Securities and Exchange Commission on April 7, 2003).(Registration No. 000-04258).

2.2 Agreement and Plan of Merger Among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation, and Route 9 Acquisition, Inc., dated as of March 26, 2007, (incorporated by reference to the 2007 proxy filed by the Registrant with The Securities and Exchange Commission on June 8, 2007)  (Registration No. 001-33177).

(3)	Articles of Incorporation and By-Laws

3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to the S-3 filed by the Registrant with the Securities and Exchange Commission on September 1, 2009). (Registration No. 333-161668).

3.2   Bylaws of the Company, as amended (incorporated by reference to the S-3 filed by the Registrant with the Securities and Exchange Commission on September 1, 2009). (Registration No. 333-161668).

(10)	Material Contracts

10.1 Employment Agreement with Mr. Eugene W. Landy dated December 9, 1994 (incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on December 28, 1994).

10.2   Amended Employment Agreement with Mr. Eugene W. Landy dated June 26, 1997.

10.3 Amendment to Employment agreement with Mr. Eugene W. Landy dated November 5, 2003 (incorporated by reference to the 2004 proxy filed by the Registrant with the Securities and Exchange Committee on April 1, 2004) (Registration No. 000-04248).

10.4 Third Amendment to Employment Contract of Eugene W. Landy, dated April 14, 2008.  (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on April 16, 2008.  (Registration No. 001-33177)

10.5 Employment Agreement with Cynthia J. Morgenstern dated January 1, 2007 (incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 9, 2007). (Registration No. 001-33177).

10.6

  Employment Agreement - Michael P. Landy, dated January 21, 2009. (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on January 21, 2009).  (Registration No. 001-33177).

10.7

 Employment Agreement – Maureen E. Vecere, dated January 21, 2009 (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on January 21, 2009). (Registration No. 001-33177).

10.8 Management Agreement with Cronheim Management Services dated August 1, 2006 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on December 14, 2006). (Registration No. 001-33177).

10.9 Second Supplemental Indenture, dated November 20, 2007 among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation, and Wilmington Trust Company, as trustee, to Indenture, dated as of October 23, 2003 between Monmouth Capital Corporation and the Wilmington Trust Company, as trustee.

10.10 First Supplemental Indenture, dated July 31, 2007, among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation and Wilmington Trust Company, as trustee, to Indenture, dated as of October 23, 2003, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 2, 2007). (Registration No. 001-33177).

10.11 Indenture, dated as of October 23, 2003, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 2, 2007). (Registration No. 001-33177).

10.12 Second Supplemental Indenture, dated November 20, 2007 among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation, and Wilmington Trust Company, as trustee, to Indenture, dated March 30, 2005, between Monmouth Capital Corporation and the Wilmington Trust Company, as trustee.

10.13 First Supplemental Indenture, dated July 31, 2007, among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation and Wilmington Trust Company, as trustee, to Indenture, dated as of March 30, 2005, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 2, 2007). (Registration No. 001-33177).

 10.14  Indenture, dated as of March 30, 2005, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 2, 2007). (Registration No. 001-33177).

10.15  Dividend Reinvestment and Stock Purchase Plan of Monmouth Real Estate Investment Corporation (incorporated by reference to Form S-3D filed by the Registrant with the Securities and Exchange Commission on February 7, 2008). (Registration No. 333-149110).

10.16 Monmouth Real Estate Investment Corporation’s 2007 Stock Option Plan.  (incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on August 1, 2007). (Registration No.001-33177).

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

(99)

Audit Committee Charter, as amended January 16, 2008 (incorporated by reference from the

 Company’s 2008 10-K as filed with the Securities and Exchange Commission on December

11, 2008.)  (Registration No. 01-33177).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited the accompanying consolidated balance sheets of Monmouth Real Estate Investment Corporation (the “Company”) as of September 30, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2009.  Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2)(i).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monmouth Real Estate Investment Corporation at September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 9, 2009 expressed an unqualified opinion thereon.

/s/ PKF

Certified Public Accountants

A Professional Corporation

New York, New York

December 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Monmouth Real Estate Investment Corporation

We have audited the consolidated balance sheet (not presented) of Monmouth Real Estate Investment Corporation as of September 30, 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for the year ended September 30, 2007. Monmouth Real Estate Investment Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Real Estate Investment Corporation as of September 30, 2007, and the results of its operations and its cash flows for the year ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Baltimore, Maryland

December 12, 2007, except for Note 7 as to which the date is December 9, 2009

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

ASSETS	2009	2008

Real Estate Investments:
Land	$70,530,817	$69,895,817
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $49,298,190 and $40,819,491, respectively	275,349,764	276,709,455
Total Real Estate Investments	345,880,581	346,605,272

Real Estate Held for Sale	2,724,261	2,747,379
Cash and Cash Equivalents	6,080,888	5,348,262
Securities Available for Sale at Fair Value	27,824,665	21,005,663
Tenant and Other Receivables	367,258	978,317
Deferred Rent Receivable	1,202,420	1,235,309
Loans Receivable, net	391,692	457,436
Prepaid Expenses	590,265	384,884
Financing Costs, net of Accumulated Amortization of $1,333,133 and $1,009,588, respectively	2,317,679	2,282,342
Lease Costs, net of Accumulated Amortization of $361,486 and $240,404, respectively	858,368	728,491
Intangible Assets, net of Accumulated Amortization of $3,561,925 and $2,219,496, respectively	6,200,014	7,238,143
Other Assets	336,687	66,099

TOTAL ASSETS	$394,774,778	$389,077,597

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30,

LIABILITIES AND SHAREHOLDERS' EQUITY	2009	2008

Liabilities:
Mortgage Notes Payable	$192,050,283	$191,947,632
Subordinated Convertible Debentures	13,990,000	14,990,000
Loans Payable	19,063,750	14,550,947
Accounts Payable and Accrued Expenses	2,083,542	1,944,271
Other Liabilities	2,696,053	2,114,627

Total Liabilities	229,883,628	225,547,477

Minority Interest	3,393,446	3,619,156

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Shares Authorized; 1,322,500 Shares Issued and Outstanding as of September 30, 2009 and 2008	$33,062,500	$33,062,500
Common Stock - $.01 Par Value, 35,000,000 Shares Authorized; 25,788,779 and 24,567,026 Issued as of September 30, 2009 and 2008, respectively and 25,783,779 and 24,567,026 Shares Outstanding as of September 30, 2009 and 2008, respectively	257,888	245,671
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Treasury Stock at Cost (5,000 and -0- Shares as of September 30, 2009 and 2008, respectively)	(24,905)	-0-
Additional Paid-In Capital	125,606,953	133,943,807
Accumulated Other Comprehensive Income (Loss)	3,796,831	(6,139,451)
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-

Total Shareholders' Equity	161,497,704	159,910,964

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$394,774,778	$389,077,597

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2009	2008	2007
INCOME:
Rental & Reimbursement Revenue	$41,318,498	$39,148,259	$28,237,404

EXPENSES:
Real Estate Taxes	6,586,939	6,083,951	4,295,853
Operating Expenses	3,394,450	3,720,527	2,233,815
General & Administrative Expense	2,803,219	2,798,005	2,385,202
Depreciation	8,553,869	7,892,129	6,302,512

TOTAL EXPENSES	21,338,477	20,494,612	15,217,382

OTHER INCOME (EXPENSE):
Interest and Dividend Income	2,502,253	1,871,262	1,467,444
(Loss) Gain on Securities Transactions, net	(6,601,460)	(3,660,283)	156,723
Interest Expense	(13,897,398)	(13,138,767)	(8,969,087)
TOTAL OTHER INCOME (EXPENSE)	(17,996,605)	(14,927,788)	(7,344,920)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	1,983,416	3,725,859	5,675,102

Minority Interest	153,983	139,744	(24,702)

INCOME FROM CONTINUING OPERATIONS	1,829,433	3,586,115	5,699,804

DISCONTINUED OPERATIONS:
Income (Loss) from Operations of Disposed Property	(176,532)	646,164	483,270
Gain on Sale of Investment Property	-0-	6,790,616	4,634,564
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(176,532)	7,436,780	5,117,834

NET INCOME	1,652,901	11,022,895	10,817,638

Preferred Dividend Declared	2,521,214	2,521,344	1,869,753

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	($868,313)	$8,501,551	$8,947,885

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2009	2008	2007

PER SHARE INFORMATION:
BASIC EARNINGS (LOSS) - PER SHARE

Income from Continuing Operations	$.07	$.15	$.27
Less: Preferred Dividends	(.10)	(.10)	(.10)
Income from Discontinued Operations	-0-	.30	.24
Net Income (Loss) Applicable to Common Shareholders – Basic	($.03)	$.35	$.41

DILUTED EARNINGS (LOSS) – PER SHARE

Income from Continuing Operations	$.07	$.15	$.27
Less: Preferred Dividends	(.10)	(.10)	(.10)
Income from Discontinued Operations	-0-	.30	.24
Net Income (Loss) Applicable to Common Shareholders - Diluted	($.03)	$.35	$.41

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,981,427	24,131,497	21,050,803
Diluted	24,988,386	24,172,194	21,149,725

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30,  2009, 2008, AND 2007

	Common Stock Issued		Preferred Stock Issued		Additional Paid in
	Number	Amount	Number	Amount	Capital

Balance September 30, 2006	20,186,663	201,867	-0-	-0-	108,112,387
Shares Issued in Connection with the DRIP	26,327	264	-0-	-0-	194,436
Shares Issued in Connection with the Merger with Monmouth Capital Corp.	3,727,706	37,276	-0-	-0-	32,357,927
Shares Issued in Connection with a Public Offering	-0-	-0-	1,322,500	33,062,500	(1,478,034)
Distributions	-0-	-0-	-0-	-0-	(3,743,352)
Net Income Applicable to Common Shareholders	-0-	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	104,552
Unrealized Net Holding -Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2007	23,940,696	239,407	1,322,500	33,062,500	135,547,916
Shares Issued in Connection with the DRIP	612,330	6,124	-0-	-0-	4,226,318
Shares Issued Through the Exercise of Stock Options	14,000	140	-0-	-0-	99,680
Distributions	-0-	-0-	-0-	-0-	(5,972,560)
Net Income Applicable to Common Shareholders	-0-	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	42,453
Unrealized Net Holding Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2008	24,567,026	$245,671	1,322,500	$33,062,500	$133,943,807
Shares Issued in Connection with the DRIP	1,221,753	12,217	-0-	-0-	7,438,287
Purchase of Treasury Stock	-0-	-0-	-0-	-0-	-0-
Distributions	-0-	-0-	-0-	-0-	(15,852,492)
Net Loss Applicable to Common Shareholders	-0-	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	77,351
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2009	25,788,779	$257,888	1,322,500	$33,062,500	$125,606,953

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007, CONT’D.

	Loans to Officers, Directors and Key Employees	Treasury Stock	Undistributed Income (Loss)	Accumulated Other Compre-hensive Income (Loss)	Total Shareholders Equity	Compre-hensive Income

Balance September 30, 2006	($1,201,563)	$-0-	-0-	454,286	107,566,977
Shares Issued in Connection with the DRIP	-0-	-0-	-0-	-0-	194,700
Shares Issued in Connection with the Merger with Monmouth Capital Corp.	-0-	-0-	-0-	-0-	32,395,203
Shares Issued in Connection with a Public Offering	-0-	-0-	-0-	-0-	31,584,466
Distributions	-0-	-0-	(8,947,885)	-0-	(12,691,237)
Net Income Applicable to Common Shareholders	-0-	-0-	8,947,885		8,947,885	$8,947,885
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	104,552
Unrealized Net Holding Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	(888,244)	(888,244)	(888,244)
Balance September 30, 2007	($1,201,563)	$-0-	$-0-	($433,958)	$167,214,302	$8,059,641
Shares Issued in Connection with the DRIP	-0-	-0-	-0-	-0-	4,232,442
Shares Issued Through the Exercise of Stock Options	-0-	-0-	-0-	-0-	99,820
Distributions	-0-	-0-	(8,501,551)	-0-	(14,474,111)
Net Income Applicable to Common Shareholders	-0-	-0-	8,501,551	-0-	8,501,551	$8,501,551
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	42,453
Unrealized Net Holding Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	(5,705,493)	(5,705,493)	(5,705,493)
Balance September 30, 2008	($1,201,563)	$-0-	$-0-	($6,139,451)	$159,910,964	$2,796,058
Shares Issued in Connection with the DRIP	-0-	-0-	-0-	-0-	7,450,504
Repurchase of Common Stock	-0-	(24,905)	-0-	-0-	(24,905)
Distributions	-0-	-0-	868,313	-0-	(14,984,179)
Net Loss Applicable to Common Shareholders	-0-	-0-	(868,313)	-0-	(868,313)	($868,313)
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	77,351
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	9,936,282	9,936,282	9,936,282
Balance September 30, 2009	($1,201,563)	($24,905)	$-0-	$3,796,831	$161,497,704	$9,067,969

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,652,901	$11,022,895	$10,817,638
Noncash Items Included in Net Income:
Income (Loss) Allocated to Minority Interest	153,983	139,744	(24,702)
Depreciation & Amortization	10,530,768	10,087,318	7,585,304
Stock Based Compensation Expense	77,351	42,453	104,552
Loss (Gain) on Securities Transactions, net	6,601,460	3,660,283	(156,723)
Gain on Sale of Investment Property	-0-	(6,790,616)	(4,634,564)
Changes in:
Tenant, Deferred Rent & Other Receivables	643,948	(145,943)	(26,814)
Prepaid Expenses & Other Assets	(789,653)	(270,352)	(277,752)
Accounts Payable, Accrued Expenses & Other Liabilities	720,697	(306,947)	(162,640)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	19,591,455	17,438,835	13,224,299

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(4,088,300)	(18,838,680)	(28,560,668)
Capital Improvements & Purchases of Equipment	(4,149,178)	(15,271,228)	(3,811,670)
Decrease (Increase) in Construction in Progress	-0-	650,233	(290,597)
Proceeds from Sale of Real Estate	-0-	10,486,277	8,150,557
Purchase of Securities Available for Sale	(5,890,534)	(17,897,269)	(5,250,641)
Proceeds from Sale of Securities Available for Sale	2,406,354	962,822	4,225,963
Collections on Loans Receivable	65,744	76,843	10,188
NET CASH USED IN INVESTING ACTIVITIES	(11,655,914)	(39,831,002)	(25,526,868)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Mortgages	11,125,073	29,400,000	19,765,000
Principal Payments on Mortgages	(11,022,422)	(11,804,406)	(7,962,225)
Net Proceeds from (Payments on) Loans	4,512,803	12,050,947	(7,426,019)
Repurchase of Subordinated Convertible Debentures	(1,000,000)	-0-	-0-
Financing Costs on Debt	(358,882)	(631,608)	(435,963)
(Decrease) Increase in minority interest	(379,693)	(6,648)	509,507
Proceeds from Issuance of Common Stock	3,122,476	1,345,449	194,700
Proceeds from Issuance of Preferred Stock	-0-	-0-	31,584,466
Proceeds from Exercise of Options	-0-	99,820	-0-
Repurchase of Common Stock, held in treasury	(24,905)	-0-	-0-
Preferred Dividends Paid	(2,521,214)	(2,521,344)	(1,869,753)
Dividends Paid, Net of Reinvestments	(10,656,151)	(11,587,118)	(12,691,237)
NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES	(7,202,915)	16,345,092	21,668,476

Net Increase (Decrease) in Cash and Cash Equivalents	732,626	(6,047,075)	9,365,907
Cash and Cash Equivalents at Beginning of Year	5,348,262	11,395,337	2,029,430

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,080,888	$5,348,262	$11,395,337

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation (a Maryland corporation) and its subsidiaries (the Company) operate as a real estate investment trust (REIT), deriving its income primarily from real estate rental operations.  As of September 30, 2009 and 2008, rental properties consisted of fifty-nine and fifty-eight holdings, respectively.  These properties are located in twenty-five states:  Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Missouri, Mississippi,  North Carolina, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.  The Company also owns a portfolio of investment securities.

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

Principles of Consolidation and Minority Interest

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

Entity	Organized	Interest
Palmer Terrace Realty Associates, LLC	New Jersey	51%
Wheeling, Partners, LLC	Illinois	63.336%
Jones EPI, LLC	Delaware	65%

The Company consolidates the results of operations of the above limited liability companies with minority interests.  Minority interest represents the equity of the minority members in the above entities.  All intercompany transactions and balances have been eliminated in consolidation.

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

Securities Available for Sale

The Company classifies its securities among three categories:  Held-to-maturity, trading and available-for-sale. The Company’s securities at September 30, 2009 and 2008 are all classified as available-for-sale and are carried at fair value based on quoted market prices.  Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

A decline in the market value of any security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value.  Any impairment would be charged to earnings and a new cost basis for the security established.

Derivative Financial Instruments

The Company invested in futures contracts of ten-year treasury notes to reduce exposure of the debt securities portfolio to market rate fluctuations and to reduce the risk of refinancing fixed rate debt at higher interest rates.  These futures contracts do not qualify for hedge accounting under ASC 815-10, Derivatives and Hedging.  The contracts are marked-to-market and the unrealized gain or loss is recorded in the consolidated statement of income in Gain on Securities Transactions, net with corresponding amounts recorded in Other Assets or Other Liabilities on the consolidated balance sheet.  Gain or loss on settled futures contracts are also recorded as a component of Gain on Securities Transactions, net.  The Company closed out its futures contracts in May 2008.

Cash Equivalents

Cash and cash equivalents include all cash and investments with an original maturity of three months or less. The Company maintains its cash in bank accounts in amounts that may exceed federally insured limits.  The Company has not experienced any losses in these accounts in the past.  The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.

Intangible Assets, Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases.  Upon termination of a lease, the unamortized portion is immediately charged to expense.  Amortization expense related to these intangible assets was $1,443,636, $1,659,118 and $735,683, for the years ended September 30, 2009, 2008 and 2007, respectively.  The Company estimates that aggregate amortization expense for existing intangible assets will be approximately $1,040,000, $1,040,000, $1,037,000, $979,000 and $691,000 for each of the years 2010, 2011, 2012, 2013 and 2014 respectively.  The weighted-average amortization period upon acquisition for intangible assets recorded during 2009 and 2008 was 12 years and -0- years, respectively.

Costs incurred in connection with the execution of leases are deferred and are amortized over the term of the respective leases.  Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms.  Costs incurred in connection with obtaining mortgages and other financings and refinancing are deferred and are amortized over the term of the related obligations.  Unamortized costs are charged to expense upon prepayment of the obligation.  Amortization expense related to these deferred assets was $480,839, $425,399 and $304,352 for the years ended September 30, 2009, 2008 and 2007, respectively.  The Company estimates that aggregate amortization expense for existing assets will be $556,000, $493,000, $457,000, $398,000 and $323,000 for the years 2010, 2011, 2012, 2013 and 2014, respectively.

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

Discontinued Operations

The Company has adopted ASC 360-10, Property Plant & Equipment (ASC 360-10).  ASC 360-10 addresses financial accounting and reporting for the disposal of long-lived assets that are considered a component.  A component is comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the rest of the Company.   ASC 360-10 requires that the results of operations and gains or losses on the sale of a component of an entity be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the property after the disposal transaction. ASC 360-10 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of income.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) plus interest expense related to the Debentures by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period.  Interest expense of $1,119,200, $1,199,200 and $599,600 for 2009, 2008 and 2007, respectively and common shares totaling 1,304,148 for 2009 and 1,413,319 for 2008 and 2007, related to potential conversion of the Debentures are excluded from the calculation for 2009, 2008 and 2007, due to their antidilutive effect.  Options to purchase common shares in the amount of 6,959, 32,241 and 98,922 are included in the diluted weighted average shares outstanding for 2009, 2008 and 2007, respectively.  As of September 30, 2009, 2008 and 2007, options to purchase 317,741, 914,420 and 53,710 shares, respectively, were antidilutive.

Stock Option Plan

The Company accounts for stock options in accordance with ASC 718-10, Compensation-Stock Compensation.   ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $77,351, $42,453 and $104,552 have been recognized in 2009, 2008 and 2007, respectively.  Included in Note No. 11 to these consolidated financial statements are the assumptions and methodology.

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

Comprehensive Income

Comprehensive income is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) consists of unrealized gains or losses on securities available for sale.

Reclassifications

Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the financial statement presentation for the current year.

Subsequent Events

Material subsequent events have been evaluated through December 9, 2009 and are disclosed in the accompanying consolidated financial statements.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (ASC) 105-10, Generally Accepted Accounting Principles, (ASC 105-10).  ASC 105-10 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.   Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates (ASUs) that will be included in the Codification.  Generally, the Codification is not expected to change U.S. GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted this ASC for our quarter ended September 30, 2009.  The adoption did not have any effect on our financial condition or results of operations.  All accounting references have been updated, and therefore Statement of Financial Accounting Standards references have been replaced with ASC references.

ASC 810-10, Consolidations, which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary.  The Company will adopt on October 1, 2009 and will change the presentation of the minority interest on the financial statements.  As of October 1, 2009, the noncontrolling interest will be reported separately within the equity section of the consolidated balance sheet.

In August 2009, FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies how an entity should measure the fair value of liabilities and that the restrictions on the transfer of a liability should not be included in its fair value measurement. The effective date of this ASU is the first reporting period after the issuance date, August 26, 2009. The Company adopted this ASU for our quarter ended September 30, 2009.  The adoption of this ASU did not have a material effect on our financial condition or results of operations.

ASC 855-10, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC 855-10 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet.  For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made.  In addition, ASC 855-10 requires an entity to disclose the date through which subsequent events have been evaluated.  ASC 855-10 is effective for the interim or annual financial periods ending after June 15, 2009.  The Company adopted ASC 855-10 effective for the quarter ended June 30, 2009.  The adoption of this ASC did not have a material effect on our financial condition or results of operations.

The FASB provided additional application guidance and enhanced disclosures about fair value measurements and impairments of securities.  ASC 820-10, Fair Value Measurements and Disclosures, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  ASC 320-10, Investments-Debt and Equity Securities, establishes a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income.  ASC 825-10, Financial Instruments, expands the fair value disclosures required for certain financial instruments to interim periods as well as in annual reports.  All of these ASCs are effective for interim and annual periods ending after June 15, 2009.  The Company adopted these

ASCs effective for the quarter ended June 30, 2009.  The adoption of these ASCs did not have a material effect on our financial condition or results of operations. However, adoption of ASC 825-10 resulted in increased disclosures in our consolidated financial statements.

ASC 805-10, Business Combinations and ASC 810-10, Consolidation, requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of ASC 805-10 and ASC 810-10 are effective for our fiscal year beginning October 1, 2009. ASC 805-10 will be applied to business combinations occurring after the effective date and ASC 810-10 will be applied prospectively to all changes in noncontrolling interests, including any that existed at the effective date.  The adoption of ASC 805-10 and ASC 810-10 effective October 1, 2009 for future business combinations may result in the recognition of certain types of expenses in our results of operations that are currently capitalized pursuant to existing accounting standards, among other potential impacts.

ASC 815-10, Derivatives and Hedging, requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted ASC 815-10 effective January 1, 2009.  The adoption of this ASC did not have a material effect on our financial condition or results of operations.

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
	1,034,717

These properties were subject to various mortgages as further detailed in Note No. 9.

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

NOTE 3 – REAL ESTATE INVESTMENTS

The  following  is  a  summary  of  the  cost  and  accumulated  depreciation  of  the  Company's  land,  buildings, improvements and equipment at September 30, 2009 and 2008:

September 30, 2009			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation
ALABAMA:
Huntsville	Industrial	$742,500	$ 2,724,418	$294,285
ARIZONA:
Tolleson	Industrial	1,320,000	13,329,000	2,221,404
COLORADO:
Colorado Springs	Industrial	1,270,000	5,918,640	421,355
Denver	Industrial	1,150,000	5,198,816	499,217
CONNECTICUT:
Newington	Industrial	410,000	2,966,486	647,520
FLORIDA:
Cocoa	Industrial	1,881,316	8,623,564	331,668
Ft. Myers	Industrial	1,910,000	2,541,044	433,367
Jacksonville	Industrial	1,165,000	4,907,830	1,283,695
Lakeland	Industrial	261,000	1,621,163	103,919
Orlando	Industrial	2,200,000	6,146,662	236,226
Punta Gorda	Industrial	660,000	3,441,992	209,357
Tampa (FDX Ground)	Industrial	5,000,000	12,660,003	1,785,754
Tampa (FDX)	Industrial	2,830,000	4,704,531	401,292
Tampa (Kelloggs)	Industrial	1,867,000	3,684,794	243,565
GEORGIA:
Augusta (FDX Ground)	Industrial	613,000	4,707,993	406,879
Augusta (FDX)	Industrial	380,000	1,400,943	89,800
Griffin	Industrial	760,000	14,108,857	1,234,085
ILLINOIS:
Burr Ridge	Industrial	270,000	1,286,745	382,556
Elgin	Industrial	1,280,000	5,529,488	1,063,320
Granite City	Industrial	340,000	12,046,675	2,317,354
Montgomery	Industrial	2,000,000	9,225,683	611,333
Schaumburg	Industrial	1,039,800	3,866,158	1,264,099
Wheeling (2)	Industrial	5,112,120	13,401,113	909,453
IOWA:
Urbandale	Industrial	310,000	1,854,515	727,127
KANSAS:
Edwardsville	Industrial	1,185,000	5,835,401	973,836
Topeka	Industrial	-0-	3,680,000	47,179
MARYLAND:
Beltsville	Industrial	3,200,000	11,175,829	1,491,973
MICHIGAN:
Orion	Industrial	3,630,000	13,053,289	800,589
Romulus	Industrial	531,000	3,665,961	1,082,822
MINNESOTA:
White Bear Lake	Industrial	1,393,000	3,764,126	246,522

September 30, 2009 (cont’d)			Buildings
Property			Improvements &	Accumulated
Type		Land	Equipment	Depreciation
MISSOURI:
Kansas City	Industrial	660,000	4,068,374	258,707
Liberty	Industrial	723,000	6,519,412	1,927,692
O' Fallon	Industrial	264,000	3,569,775	1,297,335
St. Joseph	Industrial	800,000	11,753,964	2,561,633
MISSISSIPPI:
Ridgeland	Industrial	218,000	1,510,404	695,355
Richland	Industrial	211,000	1,267,000	485,136
NORTH CAROLINA:
Fayetteville	Industrial	172,000	4,687,862	1,464,650
Greensboro	Industrial	327,100	1,868,700	978,811
Monroe	Industrial	500,000	4,981,022	957,848
Winston-Salem	Industrial	980,000	5,670,918	1,103,539
NEBRASKA:
Omaha	Industrial	1,170,000	4,511,712	1,209,459
NEW JERSEY:
Carlstadt (2)	Industrial	1,194,000	3,645,501	210,296
Somerset (1)	Shopping Center	55,182	1,302,315	1,176,435
NEW YORK:
Cheektowaga	Industrial	4,768,000	5,919,379	320,169
Orangeburg	Industrial	694,720	2,999,606	1,608,698
OHIO:
Bedford Heights	Industrial	990,000	4,895,670	314,335
Richfield	Industrial	1,000,000	7,197,945	645,967
West Chester Township	Industrial	695,000	4,366,253	959,631
PENNSYLVANIA:
Monaca	Industrial	330,772	2,952,565	1,871,178
SOUTH CAROLINA:
Hanahan (FDX)	Industrial	930,000	6,676,478	516,259
Hanahan (Norton)	Industrial	1,129,000	11,843,474	1,365,797
TENNESSEE:
Chattanooga	Industrial	300,000	4,464,711	286,193
Shelby County	Vacant Land	11,065	-0-	-0-
TEXAS:
El Paso (2)	Industrial	2,088,242	4,514,427	289,387
VIRGINIA:
Charlottesville	Industrial	1,170,000	2,849,200	766,374
Richmond (FDX)	Industrial	1,160,000	6,436,570	1,411,307
Richmond (Carrier)	Industrial	446,000	3,910,500	248,430
Roanoke	Industrial	1,853,000	4,817,298	302,983
WISCONSIN:
Cudahy	Industrial	980,000	8,375,200	1,303,035

Total as of September 30, 2009		$70,530,817	$324,647,954	$49,298,190

(1)

This represents the Company's 2/3 undivided interest in the property.

(2)

The Company owns a majority interest in the entities which own these properties.

September 30, 2008			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation
ALABAMA:
Huntsville	Industrial	$742,500	$ 2,724,418	$223,857
ARIZONA:
Tolleson	Industrial	1,320,000	13,329,000	1,879,649
COLORADO:
Colorado Springs	Industrial	1,270,000	5,832,770	270,712
Denver	Industrial	1,150,000	5,202,267	365,933
CONNECTICUT:
Newington	Industrial	410,000	2,966,486	571,234
FLORIDA:
Cocoa	Industrial	1,881,316	8,623,564	110,554
Ft. Myers	Industrial	1,910,000	2,537,968	364,942
Jacksonville	Industrial	1,165,000	4,805,016	1,165,003
Lakeland	Industrial	261,000	1,621,163	62,352
Orlando	Industrial	2,200,000	6,133,800	78,638
Punta Gorda	Industrial	660,000	3,441,992	120,893
Tampa (FDX Ground)	Industrial	5,000,000	12,660,003	1,461,142
Tampa (FDX)	Industrial	2,830,000	4,704,531	279,900
Tampa (Kelloggs)	Industrial	1,867,000	3,684,794	146,593
GEORGIA:
Augusta (FDX Ground)	Industrial	613,000	4,436,367	289,629
Augusta (FDX)	Industrial	380,000	1,400,943	53,880
Griffin	Industrial	760,000	13,692,115	877,659
ILLINOIS:
Burr Ridge	Industrial	270,000	1,259,794	345,757
Elgin	Industrial	1,280,000	5,529,488	921,544
Granite City	Industrial	340,000	12,046,675	2,008,282
Montgomery	Industrial	1,365,000	9,860,683	375,212
Schaumburg	Industrial	1,039,800	3,866,158	1,135,973
Wheeling (2)	Industrial	5,112,120	13,399,758	451,152
IOWA:
Urbandale	Industrial	310,000	1,854,515	671,938
KANSAS:
Edwardsville	Industrial	1,185,000	5,835,401	820,680
MARYLAND:
Beltsville	Industrial	3,200,000	10,959,452	1,209,982
MICHIGAN:
Orion	Industrial	3,630,000	13,053,289	464,829
Romulus	Industrial	531,000	3,665,961	988,827
MINNESOTA:
White Bear Lake	Industrial	1,393,000	3,764,126	146,102

September 30, 2008 (cont’d)			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation
MISSOURI:
Kansas City	Industrial	660,000	4,068,374	157,025
Liberty	Industrial	723,000	6,519,412	1,758,992
O' Fallon	Industrial	264,000	3,569,775	1,190,981
St. Joseph	Industrial	800,000	11,753,964	2,260,262
MISSISSIPPI:
Jackson	Industrial	218,000	1,360,404	643,677
Richland	Industrial	211,000	1,267,000	452,642
NORTH CAROLINA:
Fayetteville	Industrial	172,000	4,687,862	1,335,297
Greensboro	Industrial	327,100	1,868,700	919,922
Monroe	Industrial	500,000	4,981,022	830,135
Winston-Salem	Industrial	980,000	5,670,918	954,856
NEBRASKA:
Omaha	Industrial	1,170,000	4,467,417	1,078,748
NEW JERSEY:
Carlstadt (2)	Industrial	1,194,000	3,645,501	116,822
Freehold Corporate Office	Equipment	-0-	50,469	48,386
Somerset (1)	Shopping Center	55,182	1,214,894	1,162,938
NEW YORK:
Cheektowaga	Industrial	4,768,000	3,883,971	192,748
Orangeburg	Industrial	694,720	2,999,606	1,509,712
OHIO:
Bedford Heights	Industrial	990,000	4,895,670	188,491
Richfield	Industrial	1,000,000	7,197,945	461,404
West Chester Township	Industrial	695,000	4,366,253	821,498
PENNSYLVANIA:
Monaca	Industrial	330,772	2,486,136	1,770,417
SOUTH CAROLINA:
Hanahan (FDX)	Industrial	930,000	6,473,976	346,925
Hanahan (Norton)	Industrial	1,129,000	11,843,474	1,062,118
TENNESSEE:
Chattanooga	Industrial	300,000	4,464,711	171,713
Shelby County	Vacant Land	11,065	-0-	-0-
TEXAS:
El Paso (2)	Industrial	2,088,242	4,514,427	173,631
VIRGINIA:
Charlottesville	Industrial	1,170,000	2,845,000	693,006
Richmond (FDX)	Industrial	1,160,000	6,436,570	1,242,671
Richmond (Carrier)	Industrial	446,000	3,910,500	148,029
Roanoke	Industrial	1,853,000	4,817,298	179,215
WISCONSIN:
Cudahy	Industrial	980,000	8,375,200	1,084,382

Total as of September 30, 2008		$69,895,817	$317,528,946	$40,819,491

(1)

This represents the Company's 2/3 undivided interest in the property.

(2)

The Company owns a majority interest in the entities which own these properties.

NOTE 4 – ACQUISITIONS AND DISPOSITIONS

Fiscal 2009

Acquisitions

On September 17, 2009, the Company purchased a 40,000 square foot industrial building in Topeka, Kansas.  The building is 100% net-leased to Coca-Cola Enterprises through September 30, 2021.  The purchase price including closing costs was approximately $4,088,000.  The Company obtained a mortgage of $2,687,573 (see Note No. 9) at a fixed interest rate of 6.50% per year and used the margin loan to fund the acquisition.    Management estimated that the value of the lease at purchase was approximately $408,300.

Expansions

The Company expanded the industrial building in Griffin, Georgia.  Construction was completed in December 2008 and total costs were approximately $416,000.   The building was expanded from 215,720 square feet to 217,970 square feet and the parking lot was expanded by 11,000 square feet.   As of June 2009, the annual rent increased from $1,093,700 ($5.07 per square foot) to approximately $1,169,000 ($5.36 per square foot).

The Company expanded the industrial building in Cheektowaga, New York.  Construction was substantially completed in August 2009 and total construction costs were approximately $2,200,000.  The building was expanded from 84,923 square feet to 104,981 square feet.   Annual rent increased from $686,479 ($8.08 per square foot) to $961,838 ($9.16 per square foot) and the lease was extended through August 2019.

Fiscal 2008

Acquisitions

On November 30, 2007, the Company purchased an 89,101 square foot industrial building in Cocoa, Florida.  The building is 100% net-leased to FDX Ground through November 19, 2016.  The purchase price including closing costs was approximately $10,505,000. The Company obtained a mortgage of $7,150,000 (see Note No. 9) at a fixed interest rate of 6.29% and used its line of credit to fund the acquisition.

On September 25, 2008, the Company purchased an 110,638 square foot industrial building in Orlando, Florida.  The building is 100% net-leased to FDX through November 30, 2017.  The purchase price including closing costs was approximately $8,335,000.  The Company obtained a mortgage of $5,800,000 (see Note No. 9) at a fixed interest rate of 6.56% and used proceeds from the sale of the industrial property in Franklin, Massachusetts to fund the acquisition.  This property is the replacement property in a like-kind exchange transaction that will qualify for tax-deferred treatment under Section 1031 of the Internal Revenue Code (see disposition below).

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

On July 22, 2008, the Company sold its 44,719 square foot industrial property in Ramsey, New Jersey to HSM Acquisitions Partners, Inc. and other related parties, for a selling price of $4,050,000.  The decision to sell the property and the terms of the sale were recommended by the Company’s Business Judgment Committee, whose members consist of independent directors.  The Business Judgment Committee obtained an independent appraisal of

the property to assist in determining the contract terms.    The Company believes that the terms of the sale are comparable to what the Company could have agreed to with an unrelated party.  A one-third interest in the purchasing group is held by the President of CMS, the Company’s real estate advisor, who is also the father of one of the non-executive Directors of the Company.  The majority of the purchasing group is unrelated to the Company.  No real estate commission was paid on this transaction.  The operating results and gain on sale are presented as discontinued operations.  The Company recognized a gain on the sale of $3,522,120.

Expansions

The Company expanded the industrial building in Beltsville, Maryland.  Construction was completed in August 2008 and total costs were approximately $5,400,000.  The building was expanded from 109,705 square feet to 147,668 square feet.   Annual rent increased from $898,835 ($8.19 per square foot) to $1,426,104 ($9.66 per square foot) and the lease was extended through July 2018.

The Company expanded the industrial building leased to FDX Ground in Augusta, Georgia.  Construction was completed in August 2008 and total costs were approximately $1,665,000.  The building was expanded from 38,210 square feet to 59,358 square feet.   Annual rent increased from $278,579 ($7.29 per square foot) to $453,457 ($7.64 per square foot) and the lease was extended through August 2018.

The Company expanded the industrial building leased to FDX Ground in Hanahan, South Carolina.  Construction was completed in July 2008 and total costs were approximately $2,900,000.  The building was expanded from 54,286 square feet to 91,776 square feet.   Annual rent increased from $373,823 ($6.89 per square foot) to $675,239 ($7.36 per square foot) and the lease was extended through July 2018.

The Company expanded the industrial building leased to FDX Ground in Denver, Colorado.  Construction was completed in July 2008 and total costs were approximately $1,412,000.  The building was expanded from 60,361 square feet to 69,865 square feet.   Annual rent increased from $421,460 ($6.98 per square foot) to $564,206 ($8.08 per square foot) and the lease was extended through July 2018.

The Company expanded the industrial building leased to FDX Ground in Colorado Springs, Colorado.  Construction was completed in September 2008 and total costs were approximately $2,300,000.  The building was expanded from 53,202 square feet to 68,370 square feet.   Annual rent increased from $411,823 ($7.74 per square foot) to $644,729 ($9.43 per square foot) and the lease was extended through September 2018.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the estimated value of the leases at acquisition for the following properties and are amortized over the term of the lease:

	9/30/09	9/30/08

Denver, CO	$46,043	$54,984
Hanahan, SC (Norton)	825,433	969,964
Augusta, GA	109,573	131,093
Richfield, OH	290,566	330,415
Colorado Springs, CO	272,204	316,949
Griffin, GA	473,764	538,613
Roanoke, VA	348,051	400,930
Carlstadt, NJ	-0-	61,372
Wheeling, IL	1,525,772	1,759,224
Quakertown, PA	166,017	525,928
Tampa, FL (Kellogg’s)	-0-	6,411
Lakeland, FL	82,006	107,261
El Paso, TX	923,993	1,154,511
Chattanooga, TN	15,794	20,804
Bedford Heights, OH	213,455	266,708
Kansas City, MO	110,970	149,126
Orion, MI	390,868	443,850
Topeka, KS	405,505	-0-
Total Intangible Assets, net	$6,200,014	$7,238,143

Amortization expense related to these intangible assets was $1,443,636, $1,659,118 and $735,683, for the years ended September 30, 2009, 2008 and 2007, respectively.  The Company estimates that aggregate amortization expense for existing assets will be approximately $1,040,000, $1,040,000, $1,037,000, $979,000 and $691,000 for each of the years 2010, 2011, 2012, 2013 and 2014, respectively.

NOTE 6 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company has approximately 6,132,000 square feet of property, of which approximately 2,910,000 square feet, or 47%, is leased to FDX and subsidiaries (17% to FDX and 30% to FDX subsidiaries) and approximately 279,000 square feet, or 5%, is leased to Keebler Company (a subsidiary of the Kellogg Company).   Rental and reimbursement revenue from FDX and subsidiaries totaled approximately $24,526,000, $21,918,000 and $14,266,000 for the years ended September 30, 2009, 2008 and 2007, respectively.  Rental and reimbursement revenue from Keebler/Kellogg totaled approximately $2,044,000, $2,081,000 and $1,891,000 for the years ended September 30, 2009, 2008 and 2007, respectively.  During 2009, 2008 and 2007, rental income and occupancy charges from properties leased to these companies approximated 64%, 61% and 55% of total rental and reimbursement revenue, respectively.

Information on these tenants is provided below.   The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.

Tenant	S&P Credit Rating at September 30, 2009
Federal Express Corporation (FDX)	BBB/Stable/NR

Kellogg Company (K)	BBB+/Stable/A-2

NOTE 7 – DISCONTINUED OPERATIONS

Discontinued operations in fiscal 2009 include the operations of the property in Quakertown, Pennsylvania which was classified as held for sale as of September 30, 2009.  Discontinued operations in fiscal 2008 include the operations of properties in Quakertown, Pennsylvania as well as properties in Franklin, Massachusetts and Ramsey, New Jersey, both of which were sold in fiscal 2008.  Discontinued operations in fiscal 2007 include the 3 properties mentioned above and a vacant property in S. Brunswick, New Jersey sold in August 2007.  The following table summarizes the components of discontinued operations:

	2009	2008	2007

Rental and reimbursement revenue	$349,015	$1,040,366	$1,173,436
Real Estate Taxes	(47,241)	(120,757)	(268,315)
Operating Expenses	(22,880)	(138,389)	(166,446)
Depreciation & Amortization	(383,029)	(135,056)	(255,405)
Interest expense	(72,397)	-0-	-0-
Income (Loss) from Operations of Disposed Property	(176,532)	646,164	483,270
Gain on Sale of Investment Property	-0-	6,790,616	4,634,564
Income (Loss) from Discontinued Operations	($176,532)	$7,436,780	$5,117,834

Cash flows from discontinued operations for the year ended September 30, 2009, 2008 and 2007 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2009	2008	2007

Cash flows from Operations	$206,677	($6,009,396)	($3,895,889)
Cash flows from Investing Activities	-0-	10,486,277	8,150,557
Cash flows from Financing Activities	(206,677)	(4,476,881)	(4,254,668)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 8 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of common and preferred stock of other REITs and debt securities.  The Company does not own more than 10% of the outstanding shares of any of these issuers, nor does it have controlling financial interest.

The following is a listing of investments in debt and equity securities at September 30, 2009:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
AMB Property Corporation	O	7.00%	14,000	$279,374	$325,500
American Land Lease, Inc.	A	7.75% (2)	18,000	146,700	162,000
Apartment Management and Investment Co.	T	8.00%	38,000	865,763	810,540
Brandywine Realty Trust	D	7.375%	19,700	428,658	419,610
CapLease, Inc.	A	8.125%	7,000	124,143	144,060
CBL & Associates Properties, Inc.	C	7.75%	31,000	530,651	599,850
CBL & Associates Properties, Inc	D	7.375%	2,000	28,135	37,200
Cedar Shopping Centers	A	8.875%	4,000	73,090	81,600
Colonial Properties Trust	D	8.125%	2,000	37,645	45,900
Corporate Office Properties Trust	H	7.50%	23,000	507,775	519,570
Cousins Properties, Inc.	B	7.50%	49,000	1,059,108	960,400
Developers Diversified Realty Corporation	G	8.00%	2,000	28,545	38,000
Developers Diversified Realty Corporation	H	7.375%	54,000	752,886	947,700
Developers Diversified Realty Corporation	I	7.50%	7,000	69,755	123,200
Digital Realty Trust, Inc.	A	8.50%	10,000	223,598	244,000
Digital Realty Trust, Inc.	B	7.875%	7,100	144,519	171,110
Duke Realty Corp	O	8.375%	35,000	765,752	849,450
Entertainment Properties Trust	D	7.375%	7,800	136,456	140,400
FelCor Lodging Trust Incorporated	A	7.80% (2)	54,000	356,895	660,420
FelCor Lodging Trust Incorporated	C	8.00% (2)	28,200	177,805	344,601
First Industrial Realty Trust, Inc.	J	7.25%	2,000	24,120	30,000
First Industrial Realty Trust, Inc.	K	7.25%	2,000	24,645	29,832
Glimcher Realty Trust	F	8.75%	8,900	112,677	150,944
Glimcher Realty Trust	G	8.125%	33,680	345,469	548,140
Grace Acquisitions I	B	8.75% (1)	31,000	3,720	17,050
Health Care REIT, Inc.	D	7.875%	10,000	232,999	244,000
Hospitality Properties Trust	B	8.875%	27,500	601,200	650,378
HRPT Properties Trust	B	8.75%	15,000	329,494	358,200
HRPT Properties Trust	D	6.05%	80,000	1,058,297	1,480,000
Innkeepers USA	C	8.00% (1)	30,000	15,000	33,000
iStar Financial, Inc.	E	7.875%	42,000	161,280	353,220
Kimco Realty Corporation	G	7.75%	27,500	576,495	669,625
LaSalle Hotel Properties	B	8.375%	11,850	233,821	266,625
LaSalle Hotel Properties	D	7.50%	34,900	656,039	710,913
LaSalle Hotel Properties	E	8.00%	12,000	198,284	261,120
Lexington Realty Trust	B	8.04%	28,900	612,194	523,668
Lexington Realty Trust	C	6.50%	17,000	499,196	507,110
Lexington Realty Trust	D	7.55%	9,000	110,723	153,000
LTC Properties, Inc.	F	8.00%	15,000	360,994	351,000

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Maguire Properties, Inc.	A	7.625% (2)	31,600	35,708	210,140
Mid America Apartment Communities	H	8.30%	1,500	33,935	36,945
National Retail Properties, Inc.	C	7.375%	18,000	390,143	410,310
Omega Healthcare Investors, Inc.	D	8.375%	21,500	481,461	524,600
Post Properties, Inc.	B	7.625%	16,600	359,089	381,800
PS Business Parks	H	7.00%	25,000	531,616	555,750
PS Business Parks	M	7.20%	16,000	362,177	343,040
ProLogis Trust	G	6.75%	20,000	294,730	394,700
Regency Centers Corp	E	6.70%	7,000	131,427	144,550
Saul Centers, Inc.	A	8.00%	19,500	469,367	451,035
SL Green Realty Corporation	C	7.625%	31,000	688,888	687,270
SL Green Realty Corporation	D	7.875%	12,000	250,282	273,000
Supertel Hospitality, Inc.	A	8.00%	17,000	170,005	126,310
Taubman Centers, Inc.	G	8.00%	23,000	512,687	546,250
Taubman Centers, Inc.	H	7.625%	8,500	167,555	195,075
Thornburg Mortgage, Inc.	F	10.00% (1)	2,000	-0-	100
Vornado Realty Trust	I	6.625%	19,500	358,552	414,375
Total Equity Securities - Preferred Stock				18,131,522	20,658,186

Equity Securities - Common Stock
Brandywine Realty Trust		18,679	53,235	206,216
CapLease, Inc.		26,000	71,351	104,780
CBL & Associates Properties, Inc.		21,296	51,218	206,571
Colonial Properties Trust		20,000	76,200	194,600
Duke Realty Corp		5,000	27,500	60,050
FelCor Lodging Trust Incorporated		45,000	82,800	203,850
First Industrial Realty Trust, Inc.		20,000	49,000	105,000
Glimcher Realty Trust		17,000	40,394	62,390
Hospitality Properties Trust		20,000	240,000	407,400
iStar Financial, Inc.		29,400	65,562	89,376
Liberty Property Trust		2,000	37,880	65,060
Mack-Cali Realty Corporation		3,100	93,165	100,223
Mission West Properties, Inc.		58,100	371,840	391,013
Pennsylvania Real Estate Investment Trust		107,000	512,473	814,270
Sun Communities, Inc.		138,000	2,757,646	2,969,760
Thornburg Mortgage, Inc.		4,050	-0-	146
UMH Properties, Inc. (3)		109,745	1,349,268	1,168,115
Total Equity Securities - Common Stock			5,879,532	7,148,820

Debt Securities:
Government National Mortgage Association (GNMA)	6.5%	500,000	16,780	17,659
Total Debt Securities			16,780	17,659

Total Securities Available for Sale			$24,027,834	$27,824,665

(1)  Issuer suspended dividend during 2008.

(2)  Issuer suspended dividend during 2009.

(3)  Investment is an affiliate.  See note no. 13 for further discussion.

The following is a listing of investments in debt and equity securities at September 30, 2008:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
AMB Property Corporation	O	7.00%	7,400	$159,600	$136,160
American Land Lease, Inc.	A	7.75%	17,000	340,763	272,000
Apartment Management and Investment Co.	T	8.00%	36,000	838,708	639,000
Brandywine Realty Trust	C	7.50%	3,000	57,410	47,040
Brandywine Realty Trust	D	7.375%	18,700	418,606	264,605
CapLease, Inc.	A	8.125%	3,000	58,718	52,320
CBL & Associates Properties, Inc.	C	7.75%	19,000	413,214	290,700
Corporate Office Properties Trust	H	7.50%	16,000	389,885	320,000
Cousins Properties, Inc.	B	7.50%	44,000	982,290	748,000
Developers Diversified Realty Corporation	H	7.375%	22,000	525,462	309,320
Digital Realty Trust, Inc.	A	8.50%	12,500	295,368	234,375
Digital Realty Trust, Inc.	B	7.875%	5,100	110,366	97,920
Duke Realty Corp	O	8.375%	29,000	714,836	536,210
Entertainment Properties Trust	D	7.375%	5,800	112,953	83,056
FelCor Lodging Trust Incorporated	A	7.80%	28,500	560,755	349,125
FelCor Lodging Trust Incorporated	C	8.00%	24,700	476,535	271,700
First Industrial Realty Trust, Inc.	J	7.25%	3,000	57,668	48,750
First Industrial Realty Trust, Inc.	K	7.25%	3,000	57,420	49,170
Glimcher Realty Trust	F	8.75%	3,000	44,138	34,740
Glimcher Realty Trust	G	8.125%	14,000	206,068	148,120
Grace Acquisitions I	B	8.75% (1)	31,000	331,328	243,164
Health Care REIT, Inc.	D	7.875%	12,500	308,105	271,000
Hospitality Properties Trust	B	8.875%	32,000	742,584	512,000
Host Hotels & Resorts, Inc.	E	8.875%	2,500	62,495	43,500
HRPT Properties Trust	B	8.75%	11,800	296,273	197,886
HRPT Properties Trust	D	6.05%	38,000	694,093	524,400
Innkeepers USA	C	8.00%	30,000	358,628	180,000
iStar Financial, Inc.	E	7.875%	42,000	892,267	235,200
Kimco Realty Corporation	G	7.75%	34,500	820,336	704,145
LaSalle Hotel Properties	B	8.375%	7,200	156,785	135,000
LaSalle Hotel Properties	D	7.50%	25,000	528,212	362,500
LaSalle Hotel Properties	E	8.00%	3,000	62,768	51,750
Lexington Realty Trust	B	8.04%	24,700	562,005	372,970
Lexington Realty Trust	C	6.50%	9,500	364,456	318,725
Lexington Realty Trust	D	7.55%	3,000	51,018	40,425
LTC Properties, Inc.	F	8.00%	19,000	466,558	397,100
Maguire Properties, Inc.	A	7.625%	30,600	362,408	290,700
National Retail Properties, Inc.	C	7.375%	17,900	399,770	357,964
Omega Healthcare Investors, Inc.	D	8.375%	16,400	397,301	359,160
Post Properties, Inc.	B	7.625%	12,800	293,690	179,200
PS Business Parks	H	7.00%	20,700	452,082	359,766
PS Business Parks	M	7.20%	23,000	532,697	378,350
ProLogis	G	6.75%	5,000	121,828	85,500
Regency Centers Corp	E	6.70%	2,500	51,530	43,725
Saul Centers, Inc.	A	8.00%	18,000	450,000	405,000

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

SL Green Realty Corporation	C	7.625%	26,000	639,611	445,380
SL Green Realty Corporation	D	7.875%	5,500	132,213	95,150
Supertel Hospitality, Inc.	A	8.00%	17,000	170,004	136,000
Taubman Centers, Inc.	G	8.00%	20,000	478,998	430,000
Taubman Centers, Inc.	H	7.625%	5,900	131,981	118,000
Thornburg Mortgage, Inc.	F	10.00% (1)	2,000	8,500	1,100
Vornado Realty Trust	I	6.625%	9,300	190,778	153,450
Total Equity Securities - Preferred Stock				18,332,065	13,360,521

Equity Securities - Common Stock
American Land Lease, Inc.		4,000	92,862	77,720
Brandywine Realty Trust		18,679	300,653	299,424
CapLease, Inc.		11,000	88,236	87,230
CBL & Associates Properties, Inc.		20,000	447,917	401,600
Colonial Properties Trust		20,000	431,761	373,800
Duke Realty Corp		5,000	118,327	122,900
FelCor Lodging Trust Incorporated		45,000	465,794	322,200
First Industrial Realty Trust, Inc.		20,000	512,608	573,600
Getty Realty Corporation		7,000	119,547	155,190
Glimcher Realty Trust		10,000	100,907	104,400
Hospitality Properties Trust		20,000	490,831	410,400
HRPT Properties Trust		40,000	308,816	275,600
iStar Financial, Inc.		29,400	388,374	76,440
Liberty Property Trust		2,000	69,531	75,300
Mack-Cali Realty Corporation		3,100	93,165	104,997
Mission West Properties, Inc.		60,100	622,321	585,374
Pennsylvania Real Estate Investment Trust		25,000	513,422	471,250
Sun Communities, Inc.		118,000	2,468,432	2,337,580
Thornburg Mortgage, Inc.		4,050	8,181	7,088
UMH Properties, Inc. (2)		109,745	1,151,350	762,728
Total Equity Securities - Common Stock			8,793,035	7,624,821

Debt Securities:
Government National Mortgage Association (GNMA)	6.5%	500,000	20,014	20,321
Total Debt Securities			20,014	20,321

Total Securities Available for Sale			$27,145,114	$21,005,663

(1)  Issuer suspended dividend during 2008.

(2)  Investment is an affiliate.  See note no. 13 for further discussion.

The Company had 10 securities that were temporarily impaired investments as of September 30, 2009.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at September 30, 2009:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$-0-	$-0-	$4,672,873	$344,280
Common stock	-0-	-0-	1,168,115	181,153
Total	$-0-	$-0-	$5,840,988	$525,433

The following is a summary of the range of losses:

Number of Individual Securities	Range of Loss

7	Less than or equal to 10%
2	Less than or equal to 20%
1	Less than or equal to 30%

The Company has determined that these securities are temporarily impaired as of September 30, 2009.  The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery.

The Company had margin loan balances of $4,063,750 and $2,299,947 as of September 30, 2009 and 2008, respectively, which were collateralized by the securities portfolio.

Dividend income for the years ended September 30, 2009, 2008 and 2007 totaled $2,362,521, $1,659,665 and $1,292,636, respectively.  Interest income for the years ended September 30, 2009, 2008 and 2007 totaled $139,732, $211,597 and $174,808, respectively.

The Company received proceeds of $2,406,354, $962,822 and $4,225,963, on sales or redemptions of securities available for sale during 2009, 2008 and 2007, respectively.  The Company recorded the following (Loss) Gain on Securities Transactions, net:

	2009	2008	2007

Gross realized gains	$98,844	$225,678	$471,707
Gross realized losses	(699,626)	(38,880)	(45,561)
Net gain (loss) on closed futures contracts	-0-	(742,307)	(272,080)
Unrealized gain (loss) on open futures contracts	-0-	-0-	102,657
Impairment loss	(6,000,678)	(3,104,774)	(100,000)
(Loss) Gain on Securities Transactions, net	($6,601,460)	($3,660,283)	$156,723

During 2008 and 2007, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations and the risk of rolling over the fixed rate debt at higher rates.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The Company closed out its contract as of May 2008.  There were no open contracts as of September 30, 2009 and 2008.  The fair value of the derivatives at September 30, 2007 was a gain of $102,657 and is included in gain on securities transactions, net.

During 2008 and 2007, the Company recorded a loss of $742,307 and $272,080, respectively, on settled futures contracts.  During 2009, 2008 and 2007, the Company recognized a loss of $6,000,678, $3,104,774, and $100,000, respectively, due to writing down the carrying value of securities available for sale, which were considered other than temporarily impaired.    As of September 30, 2009, the securities portfolio had unrealized net gains of $3,796,831.

NOTE 9 - MORTGAGE NOTES, LOANS PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES

Mortgage Notes Payable:

On March 4, 2009, the Company obtained a mortgage from Two River Community Bank of $2,437,500 secured by the 37,660 square foot industrial building leased to MagiKitch’n, Inc. in Quakertown, Pennsylvania.  The property is classified as held for sale as of September 30, 2009.  The mortgage is an interest-only loan and is at a variable rate based on the Wall Street Journal Prime Rate plus 1% (but not less than 5%).  The mortgage is due on March 4, 2011.

On June 23, 2009, the Company obtained a mortgage from Sun National Bank of $6,000,000 secured by a second mortgage on the 149,384 square foot industrial building leased to FedEx Ground Package System, Inc. in Beltsville, Maryland.  The second mortgage is at an annual fixed rate of 6.65% for the first three years (initial period).  After the initial period, the rate resets every three years to an annual rate of 325 basis points over the FHLB daily advance rate for a five year loan (but not less than 6.5%).  The loan requires principal and interest payments and matures on July 31, 2029.  Sun National Bank has the option to call the loan on May 1, 2016.  The property in Beltsville, Maryland is subject to a first mortgage with a balance of $3,462,616 as of September 30, 2009 which is at a fixed interest rate of 7.53% and is due May 1, 2016.

The following is a summary of mortgage notes payable at September 30, 2009 and 2008:

Property	Fixed Rate	Maturity Date	Balance 9/30/09	Balance 9/30/08

Tampa, FL (Kellogg)	5.24%	03/01/10	$513,747	$534,710
Quakertown, PA	(1)	3/4/2011	2,437,500	-0-
White Bear Lake, MN	7.04%	01/01/12	2,101,132	2,312,693
Winston Salem, NC	7.10%	02/01/12	3,691,183	3,872,111
Schaumburg, IL	8.48%	07/01/12	1,010,120	1,323,003
Montgomery, IL	6.50%	11/01/12	5,679,434	5,839,349
Tolleson, AZ	5.80%	11/01/12	7,346,306	7,972,908
Ft. Myers, FL	6.33%	12/01/12	2,519,038	2,637,935
Liberty, MO	7.065%	03/01/13	1,604,858	2,005,972
Fayetteville, NC	6.63%	06/01/13	3,550,000	3,550,000
Augusta, GA (FDX)	6.63%	06/01/13	1,125,000	1,125,000
Lakeland, FL	6.63%	06/01/13	1,375,000	1,375,000
Romulus, MI	7.56%	07/01/13	1,018,037	1,262,421
Burr Ridge, IL	8.00%	01/01/14	364,669	477,558
Omaha, NE	7.15%	01/01/14	1,631,749	1,949,017
Charlottesville, VA	6.90%	07/01/14	1,190,963	1,395,821
Tampa, FL (Kellogg)	5.71%	03/01/15	2,932,394	3,046,894
Richmond, VA (FDX)	6.12%	12/01/15	2,949,802	3,331,966
St. Joseph, MO	8.12%	03/01/16	5,099,410	5,728,114

Property	Fixed Rate	Maturity Date	Balance 9/30/09	Balance 9/30/08

Wheeling, IL	5.68%	03/01/16	5,918,380	6,253,177
Beltsville, MD	7.53%	05/01/16	3,462,616	3,854,395
Beltsville, MD	6.65%	05/01/16	5,964,930	-0-
Cudahy, WI	8.15%	05/01/16	2,499,173	2,774,983
Newington, CT	8.10%	05/01/16	1,436,403	1,597,852
Griffin, GA	6.37%	10/01/16	9,180,801	9,471,388
Granite City, IL	7.11%	11/01/16	5,728,193	6,329,209
Jacksonville, FL	6.92%	12/01/16	1,937,882	2,136,915
Jacksonville, FL	6.00%	12/01/16	1,300,000	1,300,000
Monroe, NC	7.11%	12/01/16	2,485,993	2,739,207
El Paso, TX	5.40%	01/05/17	5,358,302	5,597,572
Chattanooga, TN	5.96%	05/01/17	2,869,203	3,016,609
Elgin, IL	6.97%	05/01/17	3,189,996	3,494,333
Hanahan, SC (Norton)	7.36%	05/01/17	7,484,644	7,685,724
Roanoke, VA	5.96%	05/30/17	4,282,495	4,479,678
Kansas City, MO	6.11%	07/01/17	3,065,399	3,156,934
Edwardsville, KS	7.375%	07/01/17	3,218,362	3,539,226
Orion, MI	6.57%	08/01/17	11,569,142	11,894,901
Cheektowaga, NY	6.78%	10/01/17	2,032,149	2,217,304
Punta Gorda, FL	6.29%	10/01/17	2,688,550	2,766,650
Cocoa, FL	6.29%	12/01/17	6,802,343	6,996,921
Richfield, OH	5.22%	01/01/18	5,100,898	5,334,180
Bedford Heights, OH	5.96%	01/05/18	3,719,356	3,836,642
West Chester Twp, OH	6.80%	06/01/18	3,407,017	3,553,377
Tampa, FL (FDX)	5.65%	04/01/18	5,267,537	5,424,686
Orlando, FL	6.56%	10/01/18	5,654,785	5,800,000
Tampa, FL (FDX Gr)	6.00%	03/01/19	10,601,634	11,051,227
Denver, CO	6.07%	11/01/19	2,775,573	2,969,400
Hanahan, SC (FDX Gr)	5.54%	01/21/20	2,706,852	2,893,827
Augusta, GA (FDX Gr)	5.54%	01/27/20	1,968,973	2,104,979
Huntsville, AL	5.50%	03/01/20	1,951,909	2,085,660
Colorado Springs, CO	5.41%	01/01/21	2,952,379	3,138,089
Topeka, KS	6.50%	08/10/21	2,687,573	-0-
Carlstadt, NJ	7.75%	08/15/21	1,875,800	1,923,643
Carlstadt, NJ	5.95%	05/17/27	764,699	788,472

Total Mortgage
Notes Payable			$192,050,283	$191,947,632

(1)  Interest rate is variable at Wall Street Journal Prime Rate plus 1% (but not less than 5%).    As of September 30, 2009, the rate was 5%.

Principal on the foregoing debt is scheduled to be paid as follows:

Year Ending September 30,	2010	$12,510,087
	2011	15,353,206
	2012	18,140,318
	2013	30,464,185
	2014	12,023,558
	Thereafter	103,558,929

		$192,050,283

Loans Payable:

Capital One, N.A.

The Company has a line of credit agreement with Capital One, N.A. for $15,000,000.  This $15,000,000 line is unsecured and can be used for working capital purposes or acquisitions.  The line’s rate is variable at LIBOR plus 200 basis points and its term is through March 31, 2011.   The interest rate was 2.25% and 4.49% as of September 30, 2009 and 2008.   The Company must keep not less than $1,000,000 in average net collected balances at Capital One, N.A. and meet certain loan covenants as contained in the loan agreement, including a 65% loan to value ratio on certain negatively pledged properties.    The Company was in compliance with these covenants as of September 30, 2009.  The annual commitment fee paid in 2009 was $37,500.  Fees paid to originate this line in 2008 were $43,675 and are being amortized over the term of the modified line.  The balance outstanding as of September 30, 2009 and 2008 was $15,000,000 and $12,251,000, respectively.

Margin Loans

The Company uses margin loans for purchasing securities, for temporarily funding of acquisitions, and for working capital purposes.  The interest rate charged on the margin loan is the bank’s margin rate and was 2.0% and 3.75% as of September 30, 2009 and 2008, respectively and is due on demand.  At September 30, 2009 and 2008, the margin loans totaled $4,063,750 and $2,299,947, respectively and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

Convertible Subordinated Debentures

Debentures – due 2013:

Monmouth Capital has $3,770,000 of 8% Convertible Subordinated Debentures outstanding, due 2013 (the 2013 Debentures).  Interest is paid semi-annually in arrears on April 30 and October 31 of each year.  The 2013 Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $9.16 per share (equivalent to a rate of 109.17 shares of common stock for each $1,000 principal amount), subject to adjustment under certain conditions.

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

NOTE 10 - OTHER LIABILITIES

Other liabilities consist of the following:

	9/30/09	9/30/08

Below market lease intangible liability	$339,056	$398,424
Rent paid in advance	2,044,360	1,435,060
Tenant security deposits	158,800	227,055
Other	153,837	54,088
Total	$2,696,053	$2,114,627

NOTE 11 - STOCK OPTION PLAN

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

The Company accounts for stock options in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).

During the year ended September 30, 2009, eleven employees were granted options to purchase a total of 245,000 shares.  The fair value of these options was approximately $56,350 based on the assumptions noted below and is being amortized over the 1-year vesting period.  During the year ended September 30, 2008, eleven employees were granted options to purchase a total of 245,000 shares.  The fair value of these options was approximately $64,150 based on the assumptions noted below.  No options were granted during 2007.

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

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2009 and 2008:

	2009	2008

Dividend yield	8.30%	7.59%
Expected volatility	16.41%	15.08%
Risk-free interest rate	3.38%	3.20%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

A summary of the status of the Company’s stock option plan as of September 30, 2009, 2008 and 2007 is as follows:

		2009		2008		2007
	2009 Shares	Weighted Average Exercise Price	2008 Shares	Weighted Average Exercise Price	2007 Shares	Weighted Average Exercise Price

Outstanding at beginning
of year	1,332,170	$7.77	1,101,170	$7.75	961,000	$7.75
Granted	245,000	7.25	245,000	7.91	-0-	-0-
Monmouth Capital Converted Options	-0-	-0-	-0-	-0-	140,170	7.59
Exercised	(-0-)	-0-	(14,000)	7.13	(-0-)	-0-
Expired/Forfeited	(32,620)	7.71	(-0-)	-0-	(-0-)	-0-
Outstanding at end of year	1,544,550	7.69	1,332,170	7.77	1,101,170	7.73

Exercisable at end of year	1,304,550		1,087,170		1,047,460

Weighted-average fair
value of options granted
during the year		$.23		$.26		$-0-

The following is a summary of stock options outstanding as of September 30, 2009:

Date of Grant	Number of Grants	Number of Shares	Option Price	Expiration Date

10/04/01	1	32,750	$5.04	10/04/09
06/21/02	10	162,000	7.13	06/21/10
01/22/03	1	65,000	6.90	01/22/11
05/20/04	9	150,000	7.41	05/20/12
08/03/04	1	65,000	7.89	08/03/12
08/10/05	10	240,000	8.28	08/10/13
09/21/05	10	52,400	8.70	09/10/13
08/02/06	1	65,000	8.15	08/02/14
09/12/06	10	180,000	8.04	09/12/14
01/22/07	10	52,400	8.05	01/22/15
12/12/07	1	65,000	8.22	12/12/15
03/10/08	9	175,000	7.80	03/10/16
10/20/08	10	240,000	7.25	10/20/16
		1,544,550

As of September 30, 2009, there were options to purchase 1,042,620 shares available for grant under the 2007 Plan.

NOTE 12 - INCOME FROM LEASES

The Company derives income primarily from operating leases on its commercial properties.  In general, these leases are written for periods up to ten years with various provisions for renewal.  These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.  Minimum base rents due under noncancellable leases as of September 30, 2009 are approximately scheduled as follows:

Fiscal Year	Amount
2010	$33,234,000
2011	30,927,000
2012	26,122,000
2013	21,112,000
2014	18,686,000
thereafter	51,188,000
Total	$181,269,000

NOTE 13 - RELATED PARTY TRANSACTIONS

On January 1, 2004, Eugene W. Landy’s Employment Agreement with the Company was amended to extend for five years to December 31, 2009.  Mr. Landy’s amended Employment Agreement provides for (1) an increase in his annual base compensation from $150,000 to $175,000; (2) an increase in his severance payment from $300,000 payable $100,000 a year for three years to $500,000 payable $100,000 a year for five years; and (3) an increase from $40,000 a year to $50,000 a year of his pension benefits payable for ten years; and (4) an extension of three years of his pension payments.  In 2007, subsequent to the merger with Monmouth Capital, the Board increased his salary to $225,000 per year.  Mr. Landy receives bonuses and customary fringe benefits, including health insurance and five weeks vacation.  Additionally, there will be bonuses voted by the board of directors.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.  On April 14, 2008, the Company executed the Third Amendment (the amendment) to Eugene W. Landy’s employment agreement.  The amendment provides that in the event of a change in control of the Company, Eugene W. Landy shall receive a lump sum payment of $2,500,000, provided that the sale price of the Company is at least $10 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and UMH Properties, Inc.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.  Eugene W. Landy received $16,000, $18,000 and $19,000 during 2009, 2008 and 2007 as Director.  The firm of Eugene W. Landy received $-0-, $17,500 and $-0- during 2009, 2008 and 2007, respectively, as legal fees.

The Company has a note receivable from Mr. Landy with a balance of $984,375 at September 30, 2009 and 2008 which is included in Loans to Officers, Directors and Key Employees included under Shareholders’ Equity.  This note was signed on April 30, 2002 and is due on April 30, 2012.  The interest rate is fixed at 5% and the note is collateralized by 150,000 shares of the Company stock.  In addition, the Company had a note receivable outstanding from Mr. Landy for $180,000 which was included in Tenant and Other Receivables as of September 30, 2006 and 2005.  This note was signed on July 25, 2002 and was due and paid in full on July 25, 2007. The interest rate on this loan reset to the prime rate annually on the anniversary date and the note was not collateralized.  Interest earned on both of these notes during 2009, 2008 and 2007 was $49,219, $49,219 and $63,653, respectively.

Effective January 1, 2007, the Company and Cynthia J. Morgenstern entered into a three-year employment agreement under which Ms. Morgenstern receives a base salary of $208,550 for 2007 with increases of 7.5% for 2008 and 2009, plus bonuses, if any, in amounts determined by the Company’s board of directors or president.  Pursuant to this employment agreement, the Company’s president must request annually that the Company’s stock option committee grant Ms. Morgenstern an option to purchase 50,000 shares of the Company’s common stock, although the employment agreement does not require that the stock option committee grant any options.  Ms. Morgenstern’s employment agreement provides for four weeks paid vacation, the use of an automobile, reimbursement of her reasonable and necessary business expenses and that Ms. Morgenstern is entitled to participate in the Company’s employee benefit plans.  Ms. Morgenstern’s employment agreement also requires the Company to reimburse Ms. Morgenstern for the cost of a disability insurance policy such that, in the event of Ms. Morgenstern’s disability for a period of more than 90 days, Ms. Morgenstern will receive benefits equal to her then-current salary.  In the event of a merger, sale or change of control of the Company, which is defined in Ms. Morgenstern’s employment agreement as a change in voting control of the Company or change in control of 25% or more of the Company’s board of directors by other than its existing directors and excludes transactions between the Company and UMH, Ms. Morgenstern will have the right to terminate the employment agreement or extend the employment agreement for three years from the date of the change in control.  Ms. Morgenstern received $16,000, $18,000 and $19,000 during 2009, 2008 and 2007, respectively, as Director.

Effective January 1, 2009, the Company and Michael P. Landy entered into a three-year employment agreement, under which Mr. Michael Landy receives an annual base salary of $190,575 for 2009 with increases of 5% for 2010 and 2011, plus bonuses and customary fringe benefits.  The employee will also receive four weeks vacation.  Mr. Michael Landy’s employment agreement also requires the Company to reimburse Mr. Michael Landy for the cost of a disability insurance policy such that, in the event of Mr. Michael Landy’s disability for a period of more than 90 days, Mr. Michael Landy will receive benefits up to 60% of his then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Approximately 35%, 35% and 33% of Mr. Michael Landy’s compensation was allocated to UMH in 2009, 2008 and 2007, respectively, pursuant to a cost sharing agreement between the Company and UMH.  Mr. Michael Landy received $16,000, $18,000 and $4,000 during 2009, 2008 and 2007 respectively, as Director.

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

Daniel D. Cronheim is a Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and CMS.  Daniel Cronheim received $16,000, $18,000 and $19,000 for Director’s fees in 2009, 2008 and 2007, respectively.  The David Cronheim Company received $20,352, $3,219 and $33,273 in lease commissions in 2009, 2008 and 2007, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $-0-, $-0- and $47,250 in mortgage brokerage commissions in 2009, 2008 and 2007, respectively.  Cronheim Management Company received $42,558 for a real estate commission on the sale of the South Brunswick, New Jersey property in 2007.

CMS, a division of David Cronheim Company, received the sum of $375,477, $375,477 and $367,976 for management fees during the years ended 2009, 2008 and 2007, respectively.   During 2009, 2008 and 2007, the Company was subject to a management contract with CMS.  For the calendar years 2009, 2008 and 2007, the management fee was fixed at $380,000.  Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

Prior to the merger with Monmouth Capital on July 31, 2007, the Company operated as part of a group of three public companies (all REITs) which included the Company, UMH and Monmouth Capital Corporation (the affiliated companies).  Some general and administrative expenses were allocated between the affiliated companies based on use or services provided.  Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each affiliated company. On July 31, 2007, Monmouth Capital was merged into the Company.  Subsequent to July 31, 2007, shared expenses are allocated between the Company and UMH.

There are five Directors of the Company who are also Directors and shareholders of UMH.  The Company holds common stock of UMH in its securities portfolio.  See Note No. 8 for current holdings.   On October 10, 2008, the Company repurchased $1,000,000 principal amount at par of 2013 Debentures which were held by UMH as of September 30, 2008.

During 2004 the Company invested $500,000 in the Monmouth Capital Corporation Convertible Subordinated Debenture, due 2013.  Interest received on the investment in the Convertible Subordinated Debenture during 2007 (pre-merger) was $40,000.  The $500,000 Subordinated Convertible Debenture was cancelled upon the closing of the merger.

As described in Note No. 4, on July 22, 2008, the Company sold its 44,719 square foot industrial property in Ramsey, New Jersey to HSM Acquisitions Partners, Inc. and other related parties, for a selling price of $4,050,000.  The decision to sell the property and the terms of the sale were recommended by the Company’s Business Judgment Committee, whose members consist of independent directors.  The Business Judgment Committee obtained an independent appraisal of the property to assist in determining the contract terms.    The Company believes that the terms of the sale are comparable to what the Company could have agreed to with an unrelated party.  A one-third interest in the purchasing group is held by the President of CMS, the Company’s real estate advisor, who is also the father of one of the non-executive Directors of the Company.  The majority of the purchasing group is unrelated to the Company.  No real estate commission was paid on this transaction.

NOTE 14 - TAXES

Income Tax

The Company has elected to be taxed as a Real Estate Investment Trust under the applicable provisions of the Internal Revenue Code under Sections 856 to 860 and the comparable New Jersey Statutes.  Under such provisions, the Company will not be taxed on that portion of its taxable income distributed currently to shareholders, provided that at least 90% of its taxable income is distributed.  As the Company has and intends to continue to distribute all of its income currently, no provision has been made for income taxes.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes.

Federal Excise Tax

The Company does not have a Federal excise tax liability for the calendar years 2009, 2008 and 2007, since it intends to or has distributed all of its annual income.

Reconciliation Between GAAP Net Income and Taxable Income

The following table reconciles net income applicable to common shares to taxable income for the years ended September 30, 2009, 2008, and 2007:

	2009 Estimated (unaudited)	2008 Actual	2007 Actual

Net income (loss) applicable to common shares	$(868,313)	$8,501,551	$8,947,885
Book / tax difference on gains / losses from capital transactions	6,405,120	(564,555)	(4,877,063)
Stock option expense	77,351	(57,367)	104,552
Deferred compensation	(6,680)	(6,185)	(5,727)
Other book / tax differences, net	2,627,852	1,977,910	269,039

Taxable income before adjustments	8,235,330	9,851,354	4,438,686
Add/Less capital (gains) losses	600,782	(2,674,026)	(343,476)
Estimated taxable income subject to 90% dividend requirement	$8,836,112	$7,177,328	$4,095,210

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended September 30, 2009, 2008, and 2007:

	2009
	Estimated (unaudited)	2008 Actual	2007 Actual

Cash dividends paid	$14,984,179	$14,474,111	$12,691,237
Less: Portion designated capital (gains) losses distribution	600,782	(2,674,2026)	(343,476)
Less: Return of capital	(5,748,067)	(3,693,042)	(5,465,956)
Estimated dividends paid deduction	$9,836,894	$13,455,095	$6,881,805

NOTE 15 - SHAREHOLDERS’ EQUITY

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

Amounts received, including dividend reinvestment of $4,328,028, $2,886,993 and -0-, in 2009, 2008 and 2007, respectively, and shares issued in connection with the DRIP for the years ended September 30, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Amounts Received	$7,450,504	$4,232,442	$194,700
Shares Issued	1,221,753	612,330	26,327

The following cash distributions were paid to common shareholders during the years ended September 30, 2009, 2008 and 2007:

	2009		2008		2007

Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

December 31	$3,687,878	$ .15	$3,593,204	$ .15	$3,031,949	$ .15
March 31	3,717,464.15		3,593,204.15		3,031,949.15
June 30	3,757,306.15		3,626,840.15		3,031,949.15
September 30	3,821,531.15		3,660,863.15		3,595,390.15
	14,984,179	$ .60	$14,474,111	$ .60	$12,691,237	$ .60

On October 6, 2009 the board of directors declared a dividend of $.15 per share to be paid on December 15, 2009 to shareholders of record on November 16, 2009.

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

During any period of time that both (i) the Series A Preferred Stock is not listed on the New York Stock Exchange or The NASDAQ Stock Market and (ii) the Company is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), but any shares of Series A Preferred Stock are outstanding, the Company will (a) increase the cumulative cash dividends payable on the Series A Preferred Stock to a rate of 8.625% per year of the $25.00 liquidation value per share, which is equivalent to $2.15625 per share per year,  and (b) have the option to redeem the outstanding Series A Preferred Stock, in whole but not in part, within 90 days after the date upon which the shares of the Company cease to be listed and  cease to be subject to such reporting requirements, for a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Holders of the Series A Preferred Stock generally have no voting rights, except if the Company fails to pay dividends for six or more quarterly periods, whether or not consecutive, or with respect to certain specified events.

The board of directors has declared and paid the following dividends on the Series A Preferred Stock for the years ended September 30, 2009, 2008 and 2007:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/08	11/17/08	12/15/08	$630,206	$0.4765625
2/3/09	2/17/09	3/16/09	630,336	0.4765625
5/5/09	6/1/09	6/30/09	630,336	0.4765625
8/5/09	8/17/09	9/15/09	630,336	0.4765625
			$2,521,214	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/07	11/15/07	12/17/07	$630,336	$0.4765625
1/17/08	2/15/08	3/17/08	630,336	0.4765625
4/15/08	5/15/08	6/16/08	630,336	0.4765625
7/1/08	8/15/08	9/15/08	630,336	0.4765625
			$2,521,344	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/10/07	2/28/07	3/15/07	$609,081	$0.4607000
4/3/07	5/31/07	6/15/07	630,336	0.4765625
7/2/07	8/31/07	9/15/07	630,336	0.4765625
			$1,869,753	$1.4138250

On October 6, 2009, the board of directors declared a quarterly dividend of $0.4766 per share to be paid December 15, 2009 to shareholders of record as of November 16, 2009.

Treasury Stock

On March 3, 2009, the board of directors approved a Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock.  The repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares.  During the year ended September 30, 2009, the Company repurchased 5,000 shares of its common stock for $24,905.

NOTE 16 - FAIR VALUE MEASUREMENTS

On October 1, 2008, the Company adopted ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets was determined using the following inputs at September 30, 2009:

	Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$27,824,665	$27,824,665	$-0-	$-0-
Real estate held for sale	2,724,261	-0-	2,724,261	-0-

The Company is also required to disclose certain information about fair values of financial instruments.  Estimates of fair value are made at a specific point in time based upon where available, relevant market prices and information about the financial instrument.  Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  For a portion of the Company’s financial instruments, no quoted market value exists.  Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management).  Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties; future expected loss experience and other factors.  Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model.  Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At September 30, 2009, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $189,682,000 and $192,050,283, respectively.  As of September 30, 2009, the real estate held for sale is recorded at estimated fair value.

NOTE 17 - CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

During 2009, 2008 and 2007, the Company paid cash for interest of $14,084,559, $13,383,667 and $8,353,320, respectively.  For 2009, 2008 and 2007, these amounts are net of interest capitalized of $36,000 $262,084 and $34,434, respectively.

During 2009, 2008 and 2007, the Company had $4,328,028, $2,886,993 and $-0-, respectively, of dividends which were reinvested that required no cash transfers.

The following is the non-cash investing activities related to the merger with Monmouth Capital during 2007.  (see Note No. 2):

Real estate investments	$83,235,331
Intangible assets	5,108,304
Securities available for sale	3,313,448
Note receivable	544,467
Other assets	29,069
Accrued and other liabilities	(835,477)
Mortgages	(40,355,224)
Subordinated convertible debentures	(14,990,000)
Notes payable	(1,707,475)
Minority interest	(3,001,255)
Common stock	(37,276)
Additional paid in capital	(31,303,912)

The following are the reclassification adjustments related to securities available for sale included in Accumulated Other Comprehensive Income (Loss).

	2009	2008	2007
Unrealized holding gains (losses) arising during the year	$10,537,014	($5,518,695)	($462,098)
Add/Less: reclassification adjustment for (gains) losses realized in income	600,732	(186,798)	(426,146)

Net unrealized gains (losses)	$9,936,282	($5,705,493)	($888,244)

NOTE 18 – CONTINGENCIES AND COMMITMENTS

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

The Company has a contract to purchase an industrial building for approximately $8,050,000.  The purchase is anticipated to close in the first quarter of fiscal 2010.

NOTE 19 – SUBSEQUENT EVENTS

On October 20, 2009, the Company issued 1,730,200 shares of common stock in a registered direct placement at $6.50 per share.  The Company received net proceeds from the offering of approximately $10,500,000.  The Company intends to use the net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes.

On October 22, 2009, the Company purchased a 449,900 square foot industrial building in Memphis, Tennessee.  The building is 100% net-leased to FedEx Supply Chain Services, Inc. through May 31, 2019.  The purchase price including closing costs was approximately $14,600,000.    The Company obtained a mortgage of $10,000,000 at a fixed interest rate of 6.25% and paid the remainder in cash.

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2009	12/31/08	3/31/09	6/30/09	9/30/09

Rental and Reimbursement Revenue	$10,282,379	$10,552,266	$10,242,682	$10,241,171
Total Expenses	5,112,738	5,469,304	5,395,253	5,361,182
Other Income (Expense)	(6,175,106)	(6,167,891)	(2,954,752)	(2,698,856)
Minority Interest	28,912	25,775	38,084	61,212
Income (Loss) from Continuing Operations	(1,034,377)	(1,110,704)	1,854,593	2,119,921
Income (Loss) from Discontinued Operations (1)	40,337	(285,595)	34,460	34,266
Net Income (Loss)	(994,040)	(1,396,299)	1,889,053	2,154,187
Net Income (Loss) Applicable to Common Shareholders	(1,624,344)	(2,026,603)	1,258,749	1,523,885
Net Income (Loss) Applicable to Common Shareholders per Share	(.07)	(.08)	.05	.06

FISCAL 2008	12/31/07	3/31/08	6/30/08	9/30/08

Rental and Reimbursement Revenue	$9,449,260	$9,572,304	$9,505,479	$10,621,216
Total Expenses	4,712,387	5,053,231	4,849,864	5,879,130
Other Income (Expense)	(5,140,117)	(4,100,402)	(2,960,213)	(2,727,056)
Minority Interest	34,368	41,386	91,705	(27,715)
Income (Loss) from Continuing Operations	(437,612)	377,285	1,603,697	2,042,745
Income from Discontinued Operations (2)	214,833	208,561	3,447,971	3,565,415
Net Income	(222,779)	585,846	5,051,668	5,608,160
Net Income Applicable to Common Shareholders	(853,212)	(44,457)	4,421,364	4,977,856
Net Income Applicable to Common Shareholders per Share	(.04)	(.01)	.18	.22

 (1)  During 2009, the Company designated the Quakertown, Pennsylvania property as held for sale.

(2)  During June 2008 and July 2008, the Company sold industrial properties in Franklin, Massachusetts, and Ramsey, New Jersey, respectively, and recognized a gain on sale of $3,268,496 and $3,522,120, respectively.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2009

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition
Shopping Center
Somerset, NJ	$-0-	$55,182	$637,097	$665,218
Vacant Land
Shelby County, TN	-0-	11,065	-0-	-0-
Industrial Buildings
Monaca, PA	-0-	330,772	878,081	2,074,484
Orangeburg, NY	-0-	694,720	2,977,372	22,234
Greensboro, NC	-0-	327,100	1,853,700	15,000
Jackson, MS	-0-	218,000	1,233,500	276,904
Urbandale, IA	-0-	310,000	1,758,000	96,515
Richland, MS	-0-	211,000	1,195,000	72,000
O'Fallon, MO	-0-	264,000	3,302,000	267,775
Fayetteville, NC	3,550,000	172,000	4,467,885	219,977
Schaumburg, IL	1,010,120	1,039,800	3,694,320	171,838
Burr Ridge, IL	364,669	270,000	1,236,599	50,146
Romulus, MI	1,018,037	531,000	3,653,883	12,078
Liberty, MO	1,604,858	723,000	6,510,546	8,866
Omaha, NE	1,631,749	1,170,000	4,425,500	86,212
Charlottesville, VA	1,190,963	1,170,000	2,845,000	4,200
Jacksonville, FL	3,237,882	1,165,000	4,668,080	239,750
West Chester Twp, OH	3,407,017	695,000	3,342,000	1,024,253
Richmond, VA	2,949,802	1,160,000	6,413,305	23,265
St. Joseph, MO	5,099,410	800,000	11,753,964	-0-
Newington, CT	1,436,403	410,000	2,961,000	5,486
Cudahy, WI	2,499,173	980,000	5,050,997	3,324,203
Beltsville, MD	9,427,546	3,200,000	5,958,773	5,217,056
Granite City, IL	5,728,193	340,000	12,046,675	-0-
Monroe, NC	2,485,993	500,000	4,981,022	-0-
Winston-Salem, NC	3,691,183	980,000	5,610,000	60,918
Elgin, IL	3,189,996	1,280,000	5,529,488	-0-
Tolleson, AZ	7,346,306	1,320,000	13,329,000	-0-
Ft. Myers, FL	2,519,038	1,910,000	2,499,093	41,951
Edwardsville, KS	3,218,362	1,185,000	5,815,148	20,253
Tampa, FL	10,601,634	5,000,000	12,660,003	-0-
Denver, CO	2,775,573	1,150,000	3,890,300	1,308,516
Hanahan, SC (Norton)	7,484,644	1,129,000	11,831,321	12,153
Hanahan, SC (FDX)	2,706,852	930,000	3,426,362	3,250,116
Augusta, GA (FDX Gr)	1,968,973	613,000	3,026,409	1,681,584
Huntsville, AL	1,951,909	742,500	2,724,418	-0-
Richfield, OH	5,100,898	1,000,000	7,197,945	-0-
Colorado Springs, CO	2,952,379	1,270,000	3,821,000	2,097,640
Tampa, FL	5,267,537	2,830,000	4,704,531	-0-
Griffin, GA	9,180,801	760,000	13,692,115	416,742
Roanoke, VA	4,282,495	1,853,000	4,817,298	-0-
Orion, MI	11,569,142	3,630,000	13,053,289	-0-

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2009

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition
Carlstadt, NJ	2,640,499	1,194,000	3,645,501	-0-
Wheeling, IL	5,918,380	5,112,120	9,186,606	4,214,507
White Bear Lake, MN	2,101,132	1,393,000	3,764,126	-0-
Cheektowaga, NY	2,032,149	4,768,000	3,883,971	2,035,408
Richmond, VA (Carrier)	-0-	446,000	3,910,500	-0-
Quakertown, PA *	2,437,500	1,014,000	1,806,000	-0-
Montgomery, IL	5,679,434	2,000,000	9,225,683	-0-
Tampa, FL (Kellogg)	3,446,141	1,867,000	3,684,794	-0-
Augusta, GA (FDX)	1,125,000	380,000	1,400,943	-0-
Lakeland, FL	1,375,000	261,000	1,621,163	-0-
El Paso, TX	5,358,302	2,088,242	4,514,427	-0-
Chattanooga, TN	2,869,203	300,000	4,464,711	-0-
Bedford Heights, OH	3,719,356	990,000	4,893,912	1,758
Kansas City, MO	3,065,399	660,000	4,049,832	18,542
Punta Gorda, FL	2,688,550	660,000	3,441,992	-0-
Cocoa, FL	6,802,343	1,881,316	8,623,564	-0-
Orlando, FL	5,654,785	2,200,000	6,133,800	12,862
Topeka, KS	2,687,573	-0-	3,680,000	-0-

	$192,050,283	$71,554,817	$297,403,544	$29,050,410

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2009

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2009
Description	Land	Bldg & Imp	Total
Shopping Center
Somerset, NJ	$55,182	$1,302,315	$1,357,497
Vacant Land
Shelby County, TN	11,065	-0-	11,065
Industrial Buildings
Monaca, PA	330,772	2,952,565	3,283,337
Orangeburg, NY	694,720	2,999,606	3,694,326
Greensboro, NC	327,100	1,868,700	2,195,800
Jackson, MS	218,000	1,510,404	1,728,404
Urbandale, IA	310,000	1,854,515	2,164,515
Richland, MS	211,000	1,267,000	1,478,000
O'Fallon, MO	264,000	3,569,775	3,833,775
Fayetteville, NC	172,000	4,687,862	4,859,862
Schaumburg, IL	1,039,800	3,866,158	4,905,958
Burr Ridge, IL	270,000	1,286,745	1,556,745
Romulus, MI	531,000	3,665,961	4,196,961
Liberty, MO	723,000	6,519,412	7,242,412
Omaha, NE	1,170,000	4,511,712	5,681,712
Charlottesville, VA	1,170,000	2,849,200	4,019,200
Jacksonville, FL	1,165,000	4,907,830	6,072,830
West Chester Twp, OH	695,000	4,366,253	5,061,253
Richmond, VA	1,160,000	6,436,570	7,596,570
St. Joseph, MO	800,000	11,753,964	12,553,964
Newington, CT	410,000	2,966,486	3,376,486
Cudahy, WI	980,000	8,375,200	9,355,200
Beltsville, MD	3,200,000	11,175,829	14,375,829
Granite City, IL	340,000	12,046,675	12,386,675
Monroe, NC	500,000	4,981,022	5,481,022
Winston-Salem, NC	980,000	5,670,918	6,650,918
Elgin, IL	1,280,000	5,529,488	6,809,488
Tolleson, AZ	1,320,000	13,329,000	14,649,000
Ft. Myers, FL	1,910,000	2,541,044	4,451,044
Edwardsville, KS	1,185,000	5,835,401	7,020,401
Tampa, FL	5,000,000	12,660,003	17,660,003
Denver, CO	1,150,000	5,198,816	6,348,816
Hanahan, SC (Norton)	1,129,000	11,843,474	12,972,474
Hanahan, SC (FDX)	930,000	6,676,478	7,606,478
Augusta, GA (FDX Gr)	613,000	4,707,993	5,320,993
Huntsville, AL	742,500	2,724,418	3,466,918
Richfield, OH	1,000,000	7,197,945	8,197,945
Colorado Springs, CO	1,270,000	5,918,640	7,188,640
Tampa, FL	2,830,000	4,704,531	7,534,531
Griffin, GA	760,000	14,108,857	14,868,857
Roanoke, VA	1,853,000	4,817,298	6,670,298
Orion, MI	3,630,000	13,053,289	16,683,289

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2009

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2009
Description	Land	Bldg & Imp	Total

Carlstadt, NJ	1,194,000	3,645,501	4,839,501
Wheeling, IL	5,112,120	13,401,113	18,513,233
White Bear Lake, MN	1,393,000	3,764,126	5,157,126
Cheektowaga, NY	4,768,000	5,919,379	10,687,379
Richmond, VA (Carrier)	446,000	3,910,500	4,356,500
Quakertown, PA *	1,014,000	1,806,000	2,820,000
Montgomery, IL	2,000,000	9,225,683	11,225,683
Tampa, FL (Kellogg)	1,867,000	3,684,794	5,551,794
Augusta, GA (FDX)	380,000	1,400,943	1,780,943
Lakeland, FL	261,000	1,621,163	1,882,163
El Paso, TX	2,088,242	4,514,427	6,602,669
Chattanooga, TN	300,000	4,464,711	4,764,711
Bedford Heights, OH	990,000	4,895,670	5,885,670
Kansas City, MO	660,000	4,068,374	4,728,374
Punta Gorda, FL	660,000	3,441,992	4,101,992
Cocoa, FL	1,881,316	8,623,564	10,504,880
Orlando, FL	2,200,000	6,146,662	8,346,662
Topeka, KS	-0-	3,680,000	3,680,000

	$71,544,817	$326,453,954	$397,998,771

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2009

Column A	Column F	Column G	Column H	Column I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Life
Shopping Center
Somerset, NJ	$1,176,435	1970	1970	10-33
Vacant Land
Shelby County, TN	-0-	N/A	2007	N/A
Industrial Buildings
Monaca, PA	1,871,178	1977	1977 (A)	5-31.5
Orangeburg, NY	1,608,698	1990	1993	31.5
Greensboro, NC	978,811	1988	1993	31.5
Jackson, MS	695,355	1988	1993	39
Urbandale, IA	727,127	1985	1994	39
Richland, MS	485,136	1986	1994	39
O'Fallon, MO	1,297,335	1989	1994	39
Fayetteville, NC	1,464,650	1996	1997	39
Schaumburg, IL	1,264,099	1997	1997	39
Burr Ridge, IL	382,556	1997	1997	39
Romulus, MI	1,082,822	1998	1998	39
Liberty, MO	1,927,692	1997	1998	39
Omaha, NE	1,209,459	1999	1999	39
Charlottesville, VA	766,374	1998	1999	39
Jacksonville, FL	1,283,695	1998	1999	39
West Chester Twp, OH	959,631	1999	2000	39
Richmond, VA	1,411,307	2000	2001	39
St. Joseph, MO	2,561,630	2000	2001	39
Newington, CT	647,520	2001	2001	39
Cudahy, WI	1,303,035	2001	2001	39
Beltsville, MD	1,491,973	2000	2001	39
Granite City, IL	2,317,354	2001	2001	39
Monroe, NC	957,848	2001	2001	39
Winston-Salem, NC	1,103,539	2001	2002	39
Elgin, IL	1,063,320	2002	2002	39
Tolleson, AZ	2,221,404	2002	2002	39
Ft. Myers, FL	433,367	1974 (B)	2002	39
Edwardsville, KS	973,836	2002	2003	39
Tampa, FL	1,785,754	2004	2004	39
Denver, CO	499,217	2005	2005	39
Hanahan, SC (Norton)	1,365,797	2002	2005	39
Hanahan, SC (FDX)	516,259	2005	2005	39
Augusta, GA (FDX Gr)	406,879	2005	2005	39
Huntsville, AL	294,285	2005	2005	39
Richfield, OH	645,967	2005	2006	39
Colorado Springs, CO	421,355	2005	2006	39
Tampa, FL	401,292	1997	2006	39
Griffin, GA	1,234,085	2002/2005(C)	2006	39
Roanoke, VA	302,983	1996	2007	39
Orion, MI	800,589	2007	2007	39

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2009

Column A	Column F	Column G	Column H	Column I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Life
Carlstadt, NJ	210,296	1977	2007	39
Wheeling, IL	909,453	2003	2007	39
White Bear Lake, MN	246,522	2001	2007	39
Cheektowaga, NY	320,169	2002	2007	39
Richmond, VA (Carrier)	248,430	2004	2007	39
Quakertown, PA *	95,739	1988	2007	39
Montgomery, IL	611,333	2004	2007	39
Tampa, FL (Kellogg)	243,565	1989	2007	39
Augusta, GA (FDX)	89,800	1993	2007	39
Lakeland, FL	103,919	1993	2007	39
El Paso, TX	289,387	2005	2007	39
Chattanooga, TN	286,193	2002	2007	39
Bedford Heights, OH	314,335	1998	2007	39
Kansas City, MO	258,707	2002	2007	39
Punta Gorda, FL	209,357	2007	2007	39
Cocoa, FL	331,668	2006	2008	39
Orlando, FL	236,229	1997	2008	39
Topeka, KS	47,179	2006	2009	39

	$49,393,929
(A) Buildings & improvements re-acquired in 1986.
(B) Property was renovated in 2001.
(C) Property consist of 2 buildings
* Property was classified as held for sale

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (CONT’D.)

(1)

Reconciliation

                                                           REAL ESTATE INVESTMENTS

	9/30/09	9/30/08	9/30/07

Balance-Beginning of Year	$390,175,072	$356,651,751	$252,106,723
Additions:
Acquisitions	3,680,000	24,428,244	106,248,243
Improvements	4,143,699	15,238,074	3,811,670
Total Additions	7,823,699	39,666,318	110,059,913
Sales	(-0-)	(6,142,997)	(5,514,885)

Balance-End of Year	$397,998,771	$390,175,072	$356,651,751

                      ACCUMULATED DEPRECIATION

	9/30/09	9/30/08	9/30/07

Balance-Beginning of Year	$40,824,504	$35,254,756	$30,705,823
Depreciation	8,569,425	8,017,084	6,547,825
Sales	-0-	(2,447,336)	(1,998,892)

Balance-End of Year	$49,393,929	$40,824,504	$35,254,756

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30,

 (1)

Reconciliation

	2009	2008		2007
Balance – Beginning of Year	$390,175,072	$356,651,751		$252,106,723
Additions:
Somerset, NJ	87,421	6,405		-0-
Monaca, PA	485,651	267,242		-0-
Orangeburg, NY	-0-	-0-		13,911
Greensboro, NC	-0-	-0-		-0-
Jackson, MS	150,000	3,135		-0-
Urbandale, IA	-0-	-0-		85,950
Richland, MS	-0-	-0-		-0-
O’Fallon, MO	-0-	-0-		211,059
Fayetteville, NC	-0-	195,869		-0-
Schaumburg, IL	-0-	-0-		148,646
Burr Ridge, IL	26,951	-0-		6,115
Romulus, MI	-0-	-0-		-0-
Liberty, MO	-0-	-0-		-0-
Omaha, NE	44,295	41,917		-0-
Charlottesville, VA	4,200	-0-		-0-
Jacksonville, FL	102,814	19,750		93,985
West Chester Twp, OH	-0-	-0-		3,450
Richmond, VA	-0-	-0-		20,265
St. Joseph, MO	-0-	-0-		-0-
Newington, CT	-0-	19,783		-0-
Cudahy, WI	-0-	-0-		3,216,096
Beltsville, MD	216,377	5,000,679		-0-
Granite City, IL	-0-	-0-		-0-
Monroe, NC	-0-	-0-		-0-
Winston Salem, NC	-0-	-0-		-0-
Elgin, IL	-0-	-0-		-0-
Tolleson, AZ	-0-	-0-		-0-
Ft. Myers, FL	3,076	4,393		-0-
Edwardsville, KS	-0-	20,253		-0-
Tampa, FL (FDX Ground)	-0-	-0-		-0-
Denver, CO	(3,451)	1,311,967		-0-
Hanahan, SC (Norton)	-0-	-0-		-0-
Hanahan, SC (FDX)	202,502	2,778,523		12,153
Augusta, GA	271,626	1,409,958		-0-
Huntsville, AL	-0-	-0-		-0-
Richfield, OH	-0-	-0-		-0-
Colorado Springs, CO	85,870	2,011,770		-0-
Tampa, FL (FDX)	-0-	-0-		-0-
Griffin, GA	416,742	-0-		40
Roanoke, VA	-0-	-0-		6,428,908
Orion, MI	-0-	1,472,289	(3)	15,211,000
Shelby County, TN	-0-	-0-		11,065
Carlstadt, NJ	-0-	849,501	(3)	3,990,000
Wheeling, IL	1,355	3,247,631	(3)	15,264,247
White Bear Lake, MN	-0-	121,126	(3)	5,036,000
Cheektowaga, NY	2,035,408	2,274,972	(3)	6,376,999
Richmond, VA (Carrier)	-0-	171,500	(3)	4,185,000

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30,

(1)

Reconciliation (cont’d)

	2009	2008		2007

Quakertown, PA	-0-	($155,000)	(3)	$2,975,000
Montgomery, IL	-0-	(413,317)	(3)	11,639,000
Tampa, FL (Kellogg)	-0-	(305,000)	(3)	5,856,794
Augusta, GA (FDX)	-0-	-0-		1,780,943
Lakeland, FL	-0-	-0-		1,882,163
El Paso, TX	-0-	-0-		6,602,669
Chattanooga, TN	-0-	-0-		4,764,711
Bedford Heights, OH	-0-	1,758		5,883,912
Kansas City, MO	-0-	18,542		4,709,832
Punta Gorda, FL	-0-	451,992	(3)	3,650,000
Cocoa, FL	-0-	10,504,880		-0-
Orlando, FL	12,862	8,333,800		-0-
Topeka, KS	3,680,000	-0-		-0-
Total Additions	7,823,699	39,666,318		110,059,913
Total Disposals	(-0-)	(6,142,997)		(5,514,885)
Balance – End of Year	$397,998,771	$390,175,072		$356,651,751

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

Date:  December 9, 2009

By:       /s/ Eugene W. Landy

Eugene W. Landy, President, Chief

              Executive Officer and Director

Date:  December 9, 2009

By:       /s/ Anna T. Chew

             Anna T. Chew, Chief Financial Officer

                                                                                     and Director

Date:  December 9, 2009

By:       /s/ Daniel D. Cronheim

             Daniel D. Cronheim, Director

Date:  December 9, 2009

By:     /s/ Catherine B. Elflein

           Catherine B. Elflein, Director

Date:  December 9, 2009

By:       /s/ Neal Herstik

            Neal Herstik, Director

Date:  December 9, 2009

By:       /s/ Matthew I. Hirsch

             Matthew I. Hirsch, Director

Date:  December 9, 2009

By:       /s/   Joshua Kahr

              Joshua Kahr, Director

Date:  December 9, 2009

By:       /s/   Michael P. Landy

              Michael P. Landy

                                                                                     Executive Vice President – Investments

              and Director

Date:  December 9, 2009

By:       /s/ Samuel A. Landy

             Samuel A. Landy, Director

Date:  December 9, 2009

By:

/s/ Cynthia J. Morgenstern

              Cynthia J. Morgenstern

Executive Vice President and Director

Date:  December 9, 2009

By:       /s/ Scott L. Robinson

             Scott L. Robinson, Director

Date:  December 9, 2009

By:       /s/   Eugene Rothenberg

             Eugene Rothenberg, Director

Date:   December 9, 2009

By:       /s/   Stephen B. Wolgin

             Stephen B. Wolgin, Director