Form 10-Q
period 2009-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2010-02-08
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( x )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

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

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X      No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes_____    No ___X___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer Accelerated filer X Smaller Reporting Company___ Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

The number of shares outstanding of the issuer's common stock as of February 1, 2010 was 28,290,210 shares.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2009

C O N T E N T S

ITEM 1.   Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND SEPTEMBER 30, 2009

ASSETS	December 31, 2009 (unaudited)	September 30, 2009

Real Estate Investments:
Land	$73,480,817	$70,530,817
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $51,532,548 and $49,298,190, respectively	293,033,478	275,349,764
Total Real Estate Investments	366,514,295	345,880,581

Real Estate Held for Sale, net of Accumulated Depreciation	2,724,261	2,724,261
Cash and Cash Equivalents	8,789,363	6,080,888
Securities Available for Sale at Fair Value	26,740,087	27,824,665
Tenant and Other Receivables	900,501	586,917
Deferred Rent Receivable	1,200,622	1,202,420
Loans Receivable, net	348,033	391,692
Prepaid Expenses	1,161,102	590,265
Financing Costs, net of Accumulated Amortization of $1,420,045 and $1,333,133, respectively	2,527,647	2,317,679
Lease Costs, net of Accumulated Amortization of $405,657 and $361,486, respectively	963,663	858,368
Intangible Assets, net of Accumulated Amortization of $3,710,237 and $3,561,925, respectively	5,937,702	6,200,014
Other Assets	486,856	336,687

TOTAL ASSETS	$418,294,132	$394,994,437

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF DECEMBER 31, 2009 AND SEPTEMBER 30, 2009

LIABILITIES AND SHAREHOLDERS' EQUITY	December 31, 2009 (unaudited)	September 30, 2009

Liabilities:
Mortgage Notes Payable	$204,461,274	$192,050,283
Subordinated Convertible Debentures	13,990,000	13,990,000
Loans Payable	16,666,516	19,063,750
Accounts Payable and Accrued Expenses	2,962,318	2,083,542
Other Liabilities	2,611,007	2,915,712

Total Liabilities	240,691,115	230,103,287

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Shares Authorized; 1,322,500 Shares Issued and Outstanding	$33,062,500	$33,062,500
Common Stock - $.01 Par Value, 35,000,000 Shares Authorized; 28,155,682 and 25,788,779 Shares Issued and 28,150,682 and 25,783,779 Shares Outstanding, respectively	281,557	257,888
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	137,947,603	125,606,953
Treasury Stock at Cost (5,000 shares)	(24,905)	(24,905)
Accumulated Other Comprehensive Income	4,188,420	3,796,831
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-
Total MREIC’S Shareholders’ Equity	174,253,612	161,497,704
Noncontrolling Interests	3,349,405	3,393,446
Total Shareholders' Equity	177,603,017	164,891,150

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$418,294,132	$394,994,437

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

	Three Months Ended
	12/31/09	12/31/08
INCOME:
Rental and Reimbursement Revenue	$10,689,383	$10,282,378

EXPENSES:
Real Estate Taxes	1,625,778	1,555,182
Operating Expenses	424,150	390,414
General & Administrative Expense	913,964	659,341
Depreciation & Amortization	2,617,600	2,507,800

TOTAL EXPENSES	5,581,492	5,112,737

OTHER INCOME (EXPENSE):
Interest and Dividend Income	632,422	659,491
Gain (Loss) on Securities Transactions, net	329,238	(3,245,198)
Interest Expense	(3,574,638)	(3,589,399)

TOTAL OTHER INCOME (EXPENSE)	(2,612,978)	(6,175,106)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,494,913	(1,005,465)

DISCONTINUED OPERATIONS:
Income from and Property Held for Sale	32,838	40,337

INCOME FROM DISCONTINUED
OPERATIONS	32,838	40,337

NET INCOME (LOSS)	2,527,751	(965,128)

Less: Net Income Attributable to Noncontrolling Interests	53,477	28,912

NET INCOME (LOSS) ATTRIBUTABLE TO MREIC SHAREHOLDERS	2,474,274	(994,040)

Less: Preferred dividend	630,304	630,304

NET INCOME (LOSS) APPLICABLE TO MREIC COMMON SHAREHOLDERS	$1,843,970	($1,624,344)

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) – CONTINUED

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

	Three Months Ended
	12/31/09	12/31/08

BASIC INCOME (LOSS) – PER SHARE
Income (loss) from Continuing Operations	$.09	($.04)
Less: Preferred Dividend	(.02)	(.03)
Income from Discontinued Operations	-0-	-0-
Net Income (Loss) Applicable to MREIC’s Common Shareholders - Basic	$.07	($.07)

DILUTED INCOME (LOSS) – PER SHARE
Income (loss) from Continuing Operations	$.09	($.04)
Less: Preferred Dividend	(.02)	(.03)
Income from Discontinued Operations	-0-	-0-
Net Income (Loss) Applicable to MREIC’s Common Shareholders - Diluted	$.07	($.07)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,388,237	24,610,934
Diluted	27,389,439	24,619,446

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) Attributable to MREIC Shareholders	$2,474,274	($994,040)
Noncash Items Included in Net Income or Loss:
Net Income Attributable to Noncontrolling Interests	53,477	28,912
Depreciation	2,234,358	2,117,121
Amortization	404,395	442,630
Stock Compensation Expense	-0-	28,188
(Gain) Loss on Securities Transactions, net	(329,238)	3,245,198
Changes In:
Tenant, Deferred Rent and Other Receivables	(311,786)	748,971
Prepaid Expenses	(570,837)	(814,419)
Other Assets and Lease Costs	(299,635)	(157,306)
Accounts Payable, Accrued Expenses and Other Liabilities	574,071	296,712
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,229,079	4,941,967

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(22,650,000)	-0-
Capital Improvements & Purchases of Equipment	(218,072)	(1,290,771)
Increase in Construction in Progress	-0-	(347,531)
Collections on Loans Receivable	43,659	14,751
Proceeds from Sale of Securities Available for Sale	3,567,109	119,472
Purchase of Securities Available for Sale	(1,761,704)	(1,408,222)
NET CASH USED IN INVESTING ACTIVITIES	(21,019,008)	(2,912,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Payments) Proceeds on Loans Payable	(2,397,234)	4,518,538
Repurchase of Subordinated Convertible Debentures	-0-	(1,000,000)
Proceeds from Mortgages	15,400,000	-0-
Principal Payments on Mortgages	(2,989,009)	(2,718,952)
Financing Costs on Debt	(307,880)	(19,880)
Net Distributions to Noncontrolling Interests	(97,518)	(82,161)
Proceeds from the Exercise of Stock Options	165,060	-0-
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	10,430,408	-0-
Proceeds from Issuance of Common Stock, net of reinvestments	2,936,256	174,015
Preferred Dividends Paid	(630,304)	(630,304)
Common Stock Distributions Paid, net of reinvestments	(3,011,375)	(2,597,495)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19,498,404	(2,356,239)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,708,475	(326,573)
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	6,080,888	5,348,262
END OF PERIOD	8,789,363	$5,021,689

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2009

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation and its wholly-owned subsidiaries, MRC I LLC, MREIC Financial, Inc., and Monmouth Capital Corporation (MREIC, the Company or we) operate as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  In addition, the Company owns a majority interest in three limited liability companies of which the Company consolidates their results of operations and financial condition.  The Company also owns a portfolio of investment securities.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ended September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2009.

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

Employee Stock Options

The Company accounts for stock options in accordance with ASC 718-10 which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $-0- and $28,188 have been recognized in the three months ended December 31, 2009 and 2008, respectively.

On July 26, 2007, the shareholders approved and ratified the Company’s 2007 Stock Option Plan (the 2007 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.

During the three months ended December 31, 2009, one participant exercised options to purchase 32,750 shares of common stock at an exercise price of $5.04.  As of December 31, 2009, there were options to purchase 1,511,800 shares outstanding under the 2007 plan.   Options to purchase 1,042,620 shares were available to grant as of December 31, 2009.

Subsequent Events

Material subsequent events have been evaluated through February 5, 2010 and are disclosed in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

ASC 805-10, Business Combinations and ASC 810-10, Consolidation, require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of ASC 805-10 and ASC 810-10 are effective for this fiscal year beginning October 1, 2009. ASC 805-10 will be applied to business combinations occurring after October 1, 2009 and ASC 810-10 will be applied prospectively to all changes in noncontrolling interests, including any that existed at the effective date.  The adoption of ASC 805-10 on October 1, 2009 for future business combinations resulted in the recognition of $205,573 in professional fees and other acquisition expenses in our results of operations.  These expenses would have been capitalized previously, pursuant to previous accounting standards.   The Company adopted ASC 810-10 on October 1, 2009 and changed the presentation of the minority interest on the financial statements.  The noncontrolling interest is now reported separately within the shareholders’ equity section of the consolidated balance sheet.

NOTE 2 – NET INCOME (LOSS) APPLICABLE TO MREIC COMMON SHAREHOLDERS PER SHARE

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

The following amounts related to the potential conversion of the Debentures are excluded from the calculation due to their antidilutive effect:

	Three Months Ended
	12/31/09	12/31/08

Interest expense	$279,800	$279,800

Common shares to be issued upon conversion	1,304,148	1,304,148

Options to purchase common shares in the amount of 1,202 and 8,512 are included in the diluted weighted average shares outstanding for the three months ended December 31, 2009 and 2008, respectively.    As of December 31, 2009 and 2008, options to purchase 154,987 and 207,702 shares, respectively, were antidilutive.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of the Company’s comprehensive income (loss):

	Three Months Ended
	12/31/09	12/31/08
Net Income (Loss)Applicable to Common Shareholders	$1,843,970	($1,624,344)
Change in unrealized gain (loss) on securities available for sale	391,589	(3,041,920)
Comprehensive Income (Loss)	$2,235,559	($4,666,264)

NOTE 4 – REAL ESTATE INVESTMENTS

Acquisitions

On October 22, 2009, the Company purchased a 449,900 square foot industrial building in Memphis, Tennessee.  The building is 100% net-leased to FedEx Supply Chain Services, Inc. through May 31, 2019.  The purchase price was approximately $14,600,000.    The Company obtained a mortgage of $10,000,000 at a fixed interest rate of 6.25% which matures on October 15, 2014 and paid the remainder in cash from the proceeds of the registered direct placement of common stock.

On December 23, 2009, the Company purchased a 91,295 square foot industrial building in Houston, Texas.  The building is 100% net-leased to National Oilwell DHT, L.P. through September 30, 2022.  The purchase price was approximately $8,100,000. The Company obtained a mortgage of $5,400,000 at a fixed interest rate of 6.875% which matures on August 10, 2022 and paid the remainder in cash from the proceeds of the registered direct placement of common stock.

Tenant Concentration

The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 49% as of December 31, 2009.   Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated to be approximately 56% of total rental and reimbursement revenue for fiscal 2010.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

During the three months ended December 31, 2009, the Company sold or redeemed securities with a cost of $3,237,871 and recognized a gain on sale of $329,238.  The Company also made purchases of $1,761,704 in securities available for sale.  Of this amount, the Company made total purchases of 33,333 shares of UMH Properties, Inc, a related REIT (UMH), in its Dividend Reinvestment and Stock Purchase Plan for a total of $250,000 or $7.50 per share.  The Company owned a total of 176,660 shares of UMH as of December 31, 2009 at a total cost of $1,599,268 or average cost of $9.05 per share.

The following table summarizes the Company’s gain (loss) on securities transactions for the three months ended December 31, 2009 and 2008:

	Three Months Ended
	12/31/09	12/31/08

Gain (Loss) on sale or redemption of securities, net	$329,238	($76)
Impairment losses	-0-	(3,245,122)
Gain (Loss) on securities transactions, net	$329,238	($3,245,198)

During the three months ended December 31, 2008, the Company recognized impairment losses of $3,245,122.  These impairment losses were due to writing down of the carrying value of securities which were considered other than temporarily impaired.

The Company had 8 securities that were temporarily impaired investments as of December 31, 2009.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at December 31, 2009:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$364,950	($5,120)	$2,256,413	($91,123)
Common stock	-0-	-0-	3,828,577	(128,737)
Total	$364,950	($5,120)	$6,084,990	($219,860)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss

7*	6,319,040	($185,875)	Less than 10%
1	130,900	(39,105)	Less than 25%
8	$6,449,940	($224,980)

* Includes UMH Properties, Inc., a related entity, with a fair value of $1,498,077 and an unrealized loss of $101,191.

The Company has determined that these securities are temporarily impaired as of December 31, 2009.  The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery.

NOTE 6 – DEBT

The Company entered into 2 mortgages totaling $15,400,000 in connection with the acquisitions described in Note No. 5 above.

As of December 31, 2009, loans payable consisted of $15,000,000 outstanding on the line of credit with Capital One Bank (the line) and $1,666,516 outstanding on the securities margin loans.  The maturity date of the line was extended an additional year upon successful loan review, in accordance with the Capital One line of credit agreement and is now due March 31, 2013.  The margin loans are secured by securities with a fair value of $26,740,087 as of December 31, 2009.

NOTE 7 – SHAREHOLDERS’ EQUITY

7.625% Series A Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2009, the Company paid $630,304 in preferred dividends or $0.4766 per share.  On January 13, 2010, the board of directors declared a quarterly dividend of $.4766 per share to be paid March 15, 2010, to shareholders of record as of February 16, 2010.

Common Stock

On October 20, 2009, the Company issued 1,730,200 shares of common stock in a registered direct placement at $6.50 per share.  The Company received net proceeds from the offering of approximately $10,430,000 after offering costs.  The Company intends to use the net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes.

The Company raised $4,098,672 (including reinvestments of $1,162,416) from the issuance of shares in the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the three months ended December 31, 2009 and issued 603,953 common shares.

During the three months ended December 31, 2009, the Company paid $4,173,791 in total dividends or $.15 per common share to common shareholders, of which $1,162,416 was reinvested in the DRIP.  On January 13, 2010, the Company declared a dividend of $0.15 per common share to be paid March 15, 2010 to common shareholders of record as of February 16, 2010.

Treasury Stock

No additional purchases were made of treasury stock in the first quarter of fiscal 2010.

 NOTE 8 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these financial assets was determined using the following inputs at December 31, 2009:

	Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$26,740,087	$26,740,087	$-0-	$-0-
Real estate held for sale	2,724,261	-0-	2,724,261	-0-

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

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At December 31, 2009, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $202,731,191and $204,461,274, respectively.  As of December 31, 2009, the real estate held for sale is recorded at estimated fair value.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended December 31, 2009 and 2008 was $4,020,922 and $3,957,728, respectively.

During the three months ended December 31, 2009 and 2008, the Company had dividend reinvestments of $1,162,416 and $1,090,383, respectively, which required no cash transfers.

NOTE 10 – DISCONTINUED OPERATIONS

At December 31, 2009, the Company owned sixty industrial properties and one shopping center.  One industrial property in Quakertown, Pennsylvania was classified as held for sale.  The results of operations of the Quakertown, Pennsylvania property are included in discontinued operations for the three months ended December 31, 2009 and 2008.

The following table summarizes the components of discontinued operations:

	Three Months Ended
	12/31/09	12/31/08

Rental and Reimbursement Revenue	$83,686	$86,460
Real Estate Taxes	(11,040)	(11,040)
Operating Expenses	(1,147)	(1,069)
Depreciation	-0-	(11,559)
Amortization	(7,515)	(22,455)
Interest expense	(31,146)	-0-
Income from Operations of Property Held for Sale	32,838	40,337
Gain on Sale of Investment Property	-0-	-0-
Income from Discontinued Operations	$32,838	$40,337

Cash flows from discontinued operations for the three months ended December 31, 2009 and 2008 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Three Months Ended
	12/31/09	12/31/08

Cash flows from Operations – Discontinued Operations	$40,353	$74,341
Cash flows from Investing Activities – Discontinued Operations	-0-	-0-
Cash flows from Financing Activities – Discontinued Operations	($40,353)	($74,341)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 11 – RELATED PARTY TRANSACTIONS

The David Cronheim Mortgage Company, an affiliated company, was paid a mortgage brokerage fee of $100,000 in connection with the mortgage for the acquisition of the property in Memphis, Tennessee, noted under Note No. 4.  The president of The David Cronheim Mortgage Company is a director of the Company.

NOTE 12 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company can be subject to claims and litigation arising in the ordinary course of business.  Management does not believe that any such claim or litigation would have a material adverse effect on the consolidated balance sheet or results of operations.

NOTE 13 – SUBSEQUENT EVENTS

On January 27, 2010, the Company purchased an 184,317 square foot industrial building in Dallas, Texas.  The building is 100% net-leased to Carrier Enterprises LLC through January 11, 2019.  The purchase price was $17,900,000. The Company obtained a mortgage of $11,700,000 at a fixed interest rate of 6.75% which matures in January 2025 and paid the remainder using a draw on the margin loan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s September 30, 2009 Annual Report on Form 10-K.

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment-grade tenants.   During the three months ended December 31, 2009, the Company purchased two net-leased industrial properties, located in Memphis, Tennessee and Houston, Texas, totaling approximately 540,000 square feet, for approximately $22,700,000.   As of December 31, 2009, the Company owned sixty industrial properties and one shopping center with total square footage of approximately 6,674,000.  Total real estate investments were approximately $366,514,000 as of December 31, 2009.  These properties are located in twenty-five states.  As of December 31, 2009, the Company’s weighted average lease expiration term was approximately 5.3 years and the percent of square footage leased was 96% and percentage of square feet occupied was 94%.  The Company’s average rent per occupied square foot for fiscal 2010 is approximately $5.70.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.   Income from property operations defined as rental and reimbursement revenue less real estate taxes and operating expenses increased $302,673 or 4% for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.  The income from the Company’s property operations continues to meet management’s expectations.

The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  As of December 31, 2009, the percentage of FDX-leased square footage as a total of the Company’s rental space was 49%.  Annualized rental income and occupancy charges from FDX and FDX subsidiaries are estimated at approximately 56% of total rental and reimbursement revenue for fiscal 2010.  This is a risk shareholders should consider.

The Company also holds a portfolio of securities of other REITs with a fair value of $26,740,087 as of December 31, 2009, which earns dividend and interest income.  The dividends received from our securities investments, which are predominately REIT preferred issues, continue to meet our expectations. It is our intent to hold these securities long-term.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

See PART I, Item 1 – Business in the Company’s September 30, 2009 Annual Report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of December 31, 2009, the Company owned sixty-one properties with total square footage of approximately 6,674,000 as compared to fifty-eight properties with total square footage of approximately 6,070,000 as of December 31, 2008.  As of December 31, 2009, the Company’s weighted average lease expiration term was approximately 5.3 years.  The Company’s occupancy rate was 94% as of December 31, 2009 and 2008.

Rental and reimbursement revenue increased $407,005 or 4% for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.  The net increase is due mainly to the following:

•

Increases in rent and reimbursement revenue from the Topeka, KS property purchased at the end of fiscal 2009 and Memphis, TN and Houston, TX properties purchased in the first quarter of fiscal 2010 totaling approximately $353,000.

•

Increased rent and reimbursements from the leasing of the formerly vacant property in Jackson, MS totaling approximately $32,000.

•

Increased rent from the properties in Cheektowaga, NY and Griffin, GA, which were expanded in fiscal 2009, totaling approximately $88,000.

•

Increases in reimbursements of other real estate taxes totaling approximately $157,000 related to certain properties which the real estate taxes increased in fiscal 2009.

•

Decreases in rent and reimbursements totaling approximately $223,000 from our two vacant properties in Greensboro, NC and Liberty, MO.

Real estate taxes increased $70,596 or 5% for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.  The net increase is due mainly to the real estate taxes related to the acquisition of the two industrial properties in fiscal 2010 and one in fiscal 2009 and increases in real estate taxes due to higher assessed values from the five properties expanded during fiscal 2008.  Since the majority of our properties are net-leased, the increase in real estate taxes is recovered from the tenants.

Operating expenses increased $33,736 or 9% for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.  The increase is due mainly to an increase in operating expenses related to the acquisitions noted above and increases in repairs and maintenance and utilities related to our two vacant buildings.

General and administrative expense increased $254,623 or 39% for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.  The increase is due mainly to an increase in professional fees and other acquisition costs of $205,573 related to the acquisition of the Memphis, TN and Houston, TX properties which would have been capitalized under previous accounting standards.

The following table summarizes the Company’s gain (loss) on securities transactions for the three months ended December 31, 2009 and 2008:

	Three Months Ended
	12/31/09	12/31/08

Gain (Loss) on sale or redemption of securities, net	$329,238	($76)
Impairment losses	-0-	(3,245,122)
Gain (Loss) on securities transactions, net	$329,238	$3,245,198)

During the three months ended December 31, 2009 and 2008, the Company recognized a loss of $-0- and $3,245,122, respectively, due to writing down of the carrying value of securities which were considered other than temporarily impaired.  As of December 31, 2009, the Company had an unrealized gain on its securities portfolio of $4,188,420.

Income from discontinued operations for the three months ended December 31, 2009 and 2008 includes the results of operations of the Quakertown, Pennsylvania property which was classified as held for sale as of December 31, 2009.

The following table summarizes the components of discontinued operations:

	Three Months Ended
	12/31/09	12/31/08

Rental and Reimbursement Revenue	$83,686	$86,460
Real Estate Taxes	(11,040)	(11,040)
Operating Expenses	(1,147)	(1,069)
Depreciation	-0-	(11,559)
Amortization	(7,515)	(22,455)
Interest expense	(31,146)	-0-
Income from Operations of Property Held for Sale	32,838	40,337
Gain on Sale of Investment Property	-0-	-0-
Income from Discontinued Operations	$32,838	$40,337

Cash flows from discontinued operations for the three months ended December 31, 2009 and 2008 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Three Months Ended
	12/31/09	12/31/08

Cash flows from Operations – Discontinued Operations	$40,353	$74,341
Cash flows from Investing Activities – Discontinued Operations	-0-	-0-
Cash flows from Financing Activities – Discontinued Operations	($40,353)	($74,341)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net cash from operating activities of $4,229,079 and $4,941,967 for the three months ended December 31, 2009 and 2008, respectively.

Real estate investments increased $20,633,714 from September 30, 2009 to December 31, 2009. This increase is due mainly to the purchase of the industrial properties in Memphis, TN and Houston, TX totaling $22,650,000.

Securities available for sale decreased $1,084,578 from September 30, 2009 to December 31, 2009.  The decrease is due mainly to the sales and redemptions of securities with an adjusted cost of $3,237,871.  These decreases were offset by purchases of securities of $1,761,704 and an increase in the fair value of securities by $391,589.

Tenant and Other Receivables increased $313,584 from September 30, 2009 to December 31, 2009.  The increase is due mainly to the accrual of real estate tax and other reimbursements from the tenants.

Mortgage notes payable increased $12,410,991 from September 30, 2009 to December 31, 2009.  This increase is due to new mortgage proceeds of $15,400,000 from the financing of the Memphis, TN ($10,000,000 at 6.25%) and Houston, TX ($5,400,000 at 6.875%) property acquisitions.  This increase was offset by principal repayments of $2,989,009 for the three months ended December 31, 2009.  The Company is scheduled to repay a total of approximately $13,000,000 in mortgage principal in fiscal 2010.

Loans payable decreased $2,397,234 from September 30, 2009 to December 31, 2009.   The decrease was due to repayments on the margin loans from available cash.  As of December 31, 2009, the Company had an outstanding balance of $15,000,000 on its line of credit and $1,666,516 outstanding on its margin loans.

On October 20, 2009, the Company issued 1,730,200 shares of common stock in a registered direct placement at $6.50 per share.  The Company received net proceeds from the offering of approximately $10,430,000 after offering costs.  The Company used the net proceeds to purchase two industrial properties in the ordinary course of business and for general corporate purposes.

The Company raised $4,098,672 (including reinvestments of $1,162,416) from the issuance of shares in the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the three months ended December 31, 2009 and issued 603,953 common shares.  During the three months ended December 31, 2009, the Company paid $4,173,791 in total dividends or $.15 per common share to common shareholders, of which $1,162,416 was reinvested in the DRIP.  On January 13, 2010, the Company declared a dividend of $0.15 per common share to be paid on March 15, 2010 to common shareholders of record as of February 16, 2010.

During the three months ended December 31, 2009, one employee exercised options to purchase 32,750 shares of common stock at an exercise price of $5.04.  Total proceeds to the Company were $165,060.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its margin loans, refinance debt, or raise capital through the DRIP or capital markets.

Liquidity and Capital Resources

Net cash provided by operating activities was $4,229,079 and $4,941,967 for the three months ended December 31, 2009 and 2008, respectively.  The decrease in cash provided by operating activities is due to a decrease in prepaid rents and an increase in tenant and other receivables.  Dividends paid on common stock for the three months ended December 31, 2009 and 2008 were $4,173,791 and $3,687,878, respectively (of which $1,162,416 and $1,090,383, respectively, were reinvested).

As of December 31, 2009, the Company owned securities available for sale of $26,740,087 subject to margin loans of $1,666,516.  These marketable securities provide the Company with additional liquidity.  As of December 31, 2009, the Company had an unrealized gain on its portfolio of $4,188,420.  The dividends received from our investments, which are predominately REIT preferred issues, continue to meet our expectations.

As of December 31, 2009, the Company owned sixty-one properties, of which fifty-two carried mortgage loans totaling $204,461,274.  The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s line of credit limit the amount of unencumbered properties which can be mortgaged.  The Company has fully drawn its $15,000,000 line of credit as of December 31, 2009.  The Company’s total debt plus preferred equity to total market capitalization was 56% as of December 31, 2009.  The Company has been raising capital through its DRIP, private placements and public offerings of common and preferred stock and investing in net leased industrial properties.  The Company believes that funds generated from operations and the DRIP, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next year.

The Company seeks to invest in well-located, modern buildings leased to investment grade tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  The percentage of FDX-leased square footage to the total of the Company’s rental space was 49% as of December 31, 2009.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated at approximately 56% of total rental and reimbursement revenue for fiscal 2010.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

The Company intends to acquire additional net-leased industrial properties on long-term leases to investment grade tenants or expand its current properties when needed.  The Company has historically financed purchases of real estate and expansions primarily through mortgages.   To the extent that funds or appropriate properties are not available, fewer acquisitions or expansions will be made.

Off-Balance Sheet Arrangements

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

The Company’s FFO for the three months ended December 31, 2009 and 2008 is calculated as follows:

	Three Months Ended
	12/31/09	12/31/08

Net Income (Loss) attributable to MREIC shareholders	$2,474,274	($994,040)
Preferred Dividend	(630,304)	(630,304)
Depreciation Expense	2,234,358	2,105,562
Depreciation Expense Related to Discontinued Operations	-0-	11,559
Amortization of In-Place Lease Intangible Assets	253,925	308,919
FFO	$4,332,253	$801,696

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended December 31, 2009 and 2008:

	Three Months Ended
	2009	2008

Operating Activities	$4,229,079	$4,941,967
Investing Activities	(21,019,008)	(2,912,301)
Financing Activities	19,498,404	(2,356,239)

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

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings – None
Item 1A.

Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds – None

     The Company did not repurchase any additional common shares under the Share Repurchase Program during the three months ended December 31, 2009.

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date	February 5, 2010	By: /s/ Eugene W. Landy
Eugene W. Landy
President and Chief
Executive Officer

Date:	February 5, 2010	By: /s/ Anna T. Chew
Anna T. Chew
Chief Financial Officer