Form 10-Q
period 2010-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2010-05-07
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( x )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

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

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X      No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes_____    No ___ ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer Accelerated filer X Smaller Reporting Company___ Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

The number of shares outstanding of the issuer's common stock as of May 2, 2010 was 32,903,758 shares.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2010

C O N T E N T S

ITEM 1.   Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 AND SEPTEMBER 30, 2009

ASSETS	March 31, 2010 (Unaudited)	September 30, 2009

Real Estate Investments:
Land	$74,980,817	$70,530,817
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $53,830,912 and $49,298,190, respectively	307,101,810	275,349,764
Total Real Estate Investments	382,082,627	345,880,581

Real Estate Held for Sale, net of Accumulated Depreciation	2,724,261	2,724,261
Cash and Cash Equivalents	7,347,014	6,080,888
Securities Available for Sale at Fair Value	30,519,909	27,824,665
Tenant and Other Receivables	564,583	586,917
Deferred Rent Receivable	1,230,941	1,202,420
Loans Receivable, net	309,190	391,692
Prepaid Expenses	1,081,692	590,265
Financing Costs, net of Accumulated Amortization of $1,523,936 and $1,333,133, respectively	2,587,220	2,317,679
Lease Costs, net of Accumulated Amortization of $459,391 and $361,486, respectively	914,418	858,368
Intangible Assets, net of Accumulated Amortization of $3,974,189 and $3,561,925, respectively	5,733,750	6,200,014
Other Assets	42,293	336,687

TOTAL ASSETS	$435,137,898	$394,994,437

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2010 AND SEPTEMBER 30, 2009

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2010 (Unaudited)	September 30, 2009

Liabilities:
Mortgage Notes Payable	$212,493,444	$192,050,283
Subordinated Convertible Debentures	13,990,000	13,990,000
Loans Payable	20,474,292	19,063,750
Accounts Payable and Accrued Expenses	1,884,357	2,083,542
Other Liabilities	3,355,988	2,915,712

Total Liabilities	252,198,081	230,103,287

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Shares Authorized; 1,322,500 Shares Issued and Outstanding	$33,062,500	$33,062,500
Common Stock - $.01 Par Value, 35,000,000 Shares Authorized; 28,766,200 and 25,788,779 Shares Issued and 28,761,200 and 25,783,779 Shares Outstanding, respectively	287,662	257,888
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	140,415,938	125,606,953
Treasury Stock at Cost (5,000 shares)	(24,905)	(24,905)
Accumulated Other Comprehensive Income	7,867,296	3,796,831
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-
Total MREIC’S Shareholders’ Equity	180,406,928	161,497,704
Noncontrolling Interests	2,532,889	3,393,446
Total Shareholders' Equity	182,939,817	164,891,150

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$435,137,898	$394,994,437

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

	Three Months Ended		Six Months Ended
	3/31/10	3/31/09	3/31/10	3/31/09
INCOME:
Rental and Reimbursement Revenue	$11,267,270	$10,495,512	$21,956,653	$20,721,144

EXPENSES:
Real Estate Taxes	1,676,466	1,688,287	3,302,244	3,186,722
Operating Expenses	484,130	460,024	908,280	850,438
General & Administrative Expense	784,217	752,319	1,698,181	1,411,660
Depreciation	2,298,364	2,098,507	4,532,722	4,204,069
Amortization	410,930	413,413	794,172	815,651

TOTAL EXPENSES	5,654,107	5,412,550	11,235,599	10,468,540

OTHER INCOME (EXPENSE):
Interest and Dividend Income	506,725	623,396	1,139,147	1,282,887
Gain (Loss) on Securities Transactions, net	781,334	(3,337,382)	1,110,572	(6,582,580)
Interest Expense	(3,756,738)	(3,453,905)	(7,331,376)	(7,043,304)

TOTAL OTHER INCOME (EXPENSE)	(2,468,679)	(6,167,891)	(5,081,657)	(12,342,997)

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,144,484	(1,084,929)	5,639,397	(2,090,393)

DISCONTINUED OPERATIONS:
Income (Loss) from Operations of Disposed Property and Property Held for Sale	33,841	(285,595)	66,679	(245,259)

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	33,841	(285,595)	66,679	(245,259)

NET INCOME (LOSS)	3,178,325	(1,370,524)	5,706,076	(2,335,652)

Less: Net Income Attributable to Noncontrolling Interests	45,789	25,775	99,266	54,687

NET INCOME (LOSS) ATTRIBUTABLE TO MREIC’S SHAREHOLDERS	3,132,536	(1,396,299)	5,606,810	(2,390,339)

Preferred dividend	630,304	630,304	1,260,607	1,260,607

NET INCOME (LOSS) ATTRIBUTABLE TO MREIC’S COMMON SHAREHOLDERS	$2,502,232	($2,026,603)	$4,346,203	($3,650,946)

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) – CONTINUED

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

	Three Months Ended		Six Months Ended
	3/31/10	3/31/09	3/31/10	3/31/09

BASIC INCOME (LOSS) – PER SHARE
Income (Loss) from Continuing Operations	$.11	($.04)	$.20	($.09)
Less: Preferred Dividend	(.02)	(.03)	(.04)	(.05)
Income (Loss) from Discontinued Operations	-0-	(.01)	-0-	(.01)
Net Income (Loss) Attributable to MREIC’s Common Shareholders - Basic	$.09	($.08)	$.16	($.15)

DILUTED INCOME (LOSS) – PER SHARE
Income (Loss) from Continuing Operations	$.11	($.04)	$.20	($.09)
Less: Preferred Dividend	(.02)	(.03)	(.04)	(.05)
Income (Loss) from Discontinued Operations	-0-	(.01)	-0-	(.01)
Net Income (Loss) Attributable to MREIC’s Common Shareholders - Diluted	$.09	($.08)	$.16	($.15)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	28,404,900	24,808,329	27,890,982	24,708,641
Diluted	28,441,425	24,814,020	27,902,101	24,715,840

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$5,706,076	($2,335,652)
Noncash Items Included in Net Income or Loss:
Depreciation	4,532,722	4,227,187
Amortization	850,972	1,179,269
Stock Compensation Expense	5,364	49,176
(Gain) Loss on Securities Transactions, net	(1,110,572)	6,582,580
Changes In:
Tenant, Deferred Rent and Other Receivables	(6,187)	675,066
Prepaid Expenses	(491,427)	(582,962)
Other Assets and Lease Costs	115,439	(189,535)
Accounts Payable, Accrued Expenses and Other Liabilities	241,091	635,327
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,843,478	10,240,456

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(40,449,000)	-0-
Capital Improvements & Purchases of Equipment	(345,768)	(1,744,493)
Increase in Construction in Progress	-0-	(22,640)
Purchase of Noncontrolling Interest	(948,802)	-0-
Collections on Loans Receivable	82,502	36,169
Proceeds from Sale of Securities Available for Sale	7,089,247	945,792
Purchase of Securities Available for Sale	(4,603,454)	(2,013,756)
NET CASH USED IN INVESTING ACTIVITIES	(39,175,275)	(2,798,928)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds on Loans Payable	1,410,542	6,429,331
Repurchase of Subordinated Convertible Debentures	-0-	(1,000,000)
Proceeds from Mortgages	27,100,000	2,437,500
Principal Payments on Mortgages	(6,656,839)	(5,431,484)
Financing Costs Paid on Debt	(471,344)	(78,361)
Net Distributions to Noncontrolling Interests	(180,807)	(164,322)
Proceeds from the Exercise of Stock Options	350,440	-0-
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	10,416,720	-0-
Proceeds from Issuance of Common Stock, net of reinvestments	6,042,975	325,523
Repurchase of Common Stock	-0-	(24,905)
Preferred Dividends Paid	(1,260,607)	(1,260,607)
Common Stock Distributions Paid, net of reinvestments	(6,153,157)	(5,283,890)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,597,923	(4,051,215)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,266,126	3,390,313
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	6,080,888	5,348,262
END OF PERIOD	$7,347,014	$8,738,575

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2010

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation and its wholly-owned subsidiaries, MRC I LLC, MREIC Financial, Inc., and Monmouth Capital Corporation (MREIC, the Company or we) operate as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  In addition, the Company currently owns a majority interest in two limited liability companies of which the Company consolidates their results of operations and financial condition.  The Company also owns a portfolio of investment securities.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2009.

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

Employee Stock Options

The Company accounts for stock options in accordance with ASC 718-10 which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $5,364 and $20,988 have been recognized in the three months ended March 31, 2010 and 2009, respectively, and compensation costs of $5,364 and $49,176 have been recognized in the six months ended March 31, 2010 and 2009, respectively.

On July 26, 2007, the shareholders approved and ratified the Company’s 2007 Stock Option Plan (the 2007 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.   During 2010, the Board of Directors has adopted, subject to shareholder approval, an amendment and restatement of the 2007 Plan.  The amendment and restatement adopted by the Board of Directors made two substantive changes:  (1) the inclusion of Directors as participants in the 2007 Plan, and (2) the ability to grant restricted stock to Directors, officers and key employees.  The amendment and restatement also made other conforming, technical and other nonsubstantive changes.  The amendment also makes certain modifications and clarifications, including concerning administration and compliance with applicable tax rules, such as Section 162(m) of the Internal Revenue Code.    The shareholders will vote on the amendment and restatement at the annual meeting of shareholders.

During the six months ended March 31, 2010, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/5/10	1	65,000	$7.22	1/5/18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the fiscal year indicated:

	Fiscal 2010	Fiscal 2009

Dividend yield	8.31%	8.30%
Expected volatility	19.30%	16.41%
Risk-free interest rate	3.25%	3.38%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the six months ended March 31, 2010 and 2009 was $0.33 and $0.23, respectively.

During the six months ended March 31, 2010, three participants exercised options to purchase 58,750 shares of common stock at an average exercise price of $5.96 for total proceeds of $350,440.  As of March 31, 2010, there were options to purchase 1,550,800 shares outstanding under the 2007 plan.   Options to purchase 977,620 shares were available to grant as of March 31, 2010.

Recent Accounting Pronouncements

Accounting Standards Codification (ASC) 805-10, Business Combinations and ASC 810-10, Consolidation, require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of ASC 805-10 and ASC 810-10 are effective for this fiscal year beginning October 1, 2009. ASC 805-10 will be applied to business combinations occurring after October 1, 2009 and ASC 810-10 will be applied prospectively to all changes in noncontrolling interests, including any that existed at the effective date.  The adoption of ASC 805-10 on October 1, 2009 for future business combinations resulted in the recognition of approximately $274,000 in professional fees and other acquisition expenses in our results of operations.  These expenses would have been capitalized previously, pursuant to previous accounting standards.   The Company adopted ASC 810-10 on October 1, 2009 and changed the presentation of the minority interest on the financial statements.  The noncontrolling interest is now reported separately within the shareholders’ equity section of the consolidated balance sheets.

In May 2009, the Financial Accounting Standards Board (FASB) issued guidance on the accounting for and disclosure of events that occur after the balance sheet date. This guidance was effective for interim and annual financial periods ending after June 15, 2009.  In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent   Events:  Amendments to Certain   Recognition   and   Disclosure Requirements.  This ASU retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued.  ASU 2010-09 requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have any impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. We do not expect that the adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows.

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

The following amounts related to the potential conversion of the Debentures are excluded from the calculation due to their antidilutive effect:

	Three Months Ended		Six Months Ended
	3/31/10	3/31/09	3/31/10	3/31/09

Interest expense	$279,800	$279,800	$559,600	$559,600

Common shares to be issued upon conversion	1,304,148	1,304,148	1,304,148	1,304,148

Options to purchase common shares in the amount of 36,525 and 5,691 are included in the diluted weighted average shares outstanding for the three months ended March 31, 2010 and 2009, respectively, and options to purchase common shares in the amount of 11,119 and 7,199 are included in the weighted average shares outstanding for the six months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010 and 2009, options to purchase 96,469 and 154,987 shares, respectively, were antidilutive.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of the Company’s comprehensive income (loss):

	Three Months Ended		Six Months Ended
	3/31/10	3/31/09	3/31/10	3/31/09
Net Income (Loss) Attributable to MREIC Common Shareholders	$2,502,232	($2,026,603)	$4,346,203	($3,650,946)
Change in unrealized gain (loss) on securities available for sale	3,678,876	912,355	4,070,465	(2,129,565)
Comprehensive Income (Loss)	$6,181,108	($1,114,248)	$8,416,668	($5,780,511)

NOTE 4 – REAL ESTATE INVESTMENTS

Acquisitions

On October 22, 2009, the Company purchased a 449,900 square foot industrial building in Memphis, Tennessee.  The building is 100% net-leased to FedEx Supply Chain Services, Inc. a subsidiary of FedEx Ground Package Systems, Inc., through May 31, 2019.  The purchase price was approximately $14,600,000.    The Company obtained a mortgage of $10,000,000 at a fixed interest rate of 6.25% which matures on October 15, 2014 and paid the remainder in cash from the proceeds of the registered direct placement of common stock completed in October 2009.  Annualized rental income over the term of this lease is approximately $1,281,000 per year.

On December 23, 2009, the Company purchased a 91,295 square foot industrial building in Houston, Texas.  The building is 100% net-leased to National Oilwell DHT, L.P., a subsidiary of National Oilwell Varco, Inc., through September 30, 2022.  The purchase price was approximately $8,100,000. The Company obtained a mortgage of $5,400,000 at a fixed interest rate of 6.875% which matures on August 10, 2022 and paid the remainder in cash from the proceeds of the registered direct placement of common stock completed in October 2009.  Annualized rental income over the term of this lease is approximately $721,000 per year.

On January 27, 2010, the Company purchased an 184,317 square foot industrial building in Dallas, Texas.  The building is 100% net-leased to Carrier Corporation through Carrier Enterprises, LLC), a wholly owned subsidiary of United Technologies. Inc, through January 11, 2019.  The purchase price was $17,900,000. The Company obtained a mortgage of $11,700,000 at a fixed interest rate of 6.75% which matures in January 2025 and paid the remainder using a draw on the margin loan.  Annualized rental income over the term of this lease is approximately $1,518,000 per year.

On March 2, 2010, the Company completed the acquisition of the remaining 35% noncontrolling interest in Jones EPI, LLC (Jones EPI), a Delaware limited liability company, for approximately $949,000.  Jones EPI owns a 92,000 square foot industrial building in El Paso, Texas which is leased to FedEx Ground Package Systems, Inc. through 2015.  The noncontrolling interest was purchased from Jones Willmar, LLC, a Missouri limited liability company, which constructed the building for the tenant in 2005.  Prior to this acquisition, the Company owned 65% of Jones EPI.    The Company paid for the noncontrolling interest using a draw on the margin loan.

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during fiscal 2010 assuming that the acquisitions had occurred as of the beginning of each of the fiscal periods presented, after giving effect to certain adjustments including (a) rental revenue adjustments resulting from the straight-lining of scheduled rent increases and (b) interest expenses resulting from the assumed increase in mortgage notes payable related to the new acquisitions and (c) deprecation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Six Months Ended
	3/31/10	3/31/09	3/31/10	3/31/09
Rental revenues	$11,393,800	$11,375,800	$22,696,500	$22,481,700
Net Income (Loss)	3,204,400	(1,167,100)	5,870,200	(1,468,100)
Basic and Diluted Net Income (Loss) Attributable to MREIC’s Common Share- holders	$.09	($.07)	$.17	($.11)

Federal Express Corporation, National Oilwell Varco, Inc. and Carrier Corporation are public companies and financial information related to these tenants can be found on the Securities and Exchange Commission website at www.SEC.com.

Tenant Concentration

The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 48% as of March 31, 2010.   Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated to be approximately 56% of total rental and reimbursement revenue for fiscal 2010.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

During the six months ended March 31, 2010, the Company sold or redeemed securities with a cost of $5,978,675 and recognized a gain on sale of $1,110,572.  The Company also made purchases of $4,603,454 in securities available for sale.  Of this amount, the Company made total purchases of 99,373 shares of UMH Properties, Inc, a related REIT (UMH), in its Dividend Reinvestment and Stock Purchase Plan for a total of $761,806 or an average cost of $7.67 per share.  The Company owned a total of 242,700 shares of UMH as of March 31, 2010 at a total cost of $2,111,075 or average cost of $8.70 per share.

The following table summarizes the Company’s gain (loss) on securities transactions for the three and six months ended March 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	3/31/10	3/31/09	3/31/10	3/31/09

Gain (Loss) on sale of securities, net	$781,334	($688,428)	$1,110,572	($688,504)
Impairment losses	-0-	(2,648,954)	-0-	(5,894,076)
Gain (Loss) on securities transactions, net	$781,334	($3,337,382)	$1,110,572	($6,582,580)

During the three and six months ended March 31, 2009, the Company recognized impairment losses of $2,648,954 and $5,894,076, respectively.  These impairment losses were due to writing down of the carrying value of securities which were considered other than temporarily impaired.

The Company had five securities that were temporarily impaired investments as of March 31, 2010.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at March 31, 2010:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$-0-	$-0-	$141,270	($28,735)
Common stock	-0-	$-0-	2,323,238	(133,072)
Total	$-0-	$-0-	$2,464,508	($161,807)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
3	$340,380	($4,855)	0-5%
*1	*1,982,858	*(128,217)	6-10%
1	141,270	(28,735)	10-20% loss
5	$2,464,508	($161,807)

* Includes UMH Properties, Inc., a related entity, with a fair value of $1,982,858 and a cost of $2,111,075.

The Company has determined that these securities are temporarily impaired as of March 31, 2010.  The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery.    Currently, the Company had unrealized gains on its securities portfolio of $7,867,296 as of March 31, 2010.

NOTE 6 – DEBT

The Company entered into 3 mortgages totaling $27,100,000 in connection with the acquisitions described in Note No. 4  above.

As of March 31, 2010, loans payable consisted of $15,000,000 outstanding on the line of credit with Capital One Bank (the line) and $5,474,292 outstanding on the securities margin loans.  The maturity date of the line was extended upon successful loan review, in accordance with the line agreement and is due March 31, 2013.  The margin loans are secured by securities with a fair value of $30,519,909 as of March 31, 2010.

NOTE 7 – SHAREHOLDERS’ EQUITY

7.625% Series A Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2010, the Company paid $1,260,607 in preferred dividends or $0.9532 per share.  On April 9, 2010 the board of directors declared a quarterly dividend of $.4766 per share to be paid June 15, 2010, to shareholders of record as of May 17, 2010.

Common Stock

On October 20, 2009, the Company issued 1,730,200 shares of common stock in a registered direct placement at $6.50 per share.  The Company received net proceeds from the offering of approximately $10,400,000 after offering costs.  The Company used the net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes.

The Company raised $8,333,279 (including reinvestments of $2,290,304) from the issuance of shares in the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the six months ended March 31, 2010 and issued 1,188,471 common shares.

During the six months ended March 31, 2010, the Company paid $8,443,461 in total dividends or $.30 per common share to common shareholders, of which $2,290,304 was reinvested in the DRIP.  On April 8, 2010, the Company declared a dividend of $0.15 per common share to be paid June 15, 2010 to common shareholders of record as of May 17, 2010.

Treasury Stock

No additional purchases of treasury stock were made during the first six months of fiscal 2010.

 NOTE 8 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these financial assets was determined using the following inputs at March 31, 2010:

	Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$30,519,909	$30,519,909	$-0-	$-0-
Real estate held for sale	2,724,261	-0-	2,724,261	-0-

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

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate loans payable and Subordinated Convertible Debentures approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At March 31, 2010, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to approximately $210,818,000 and $212,493,444, respectively.  As of March 31, 2010, the real estate held for sale is recorded at estimated fair value.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended March 31, 2010 and 2009 was $7,331,383 and $7,139,660, respectively.

During the six months ended March 31, 2010 and 2009, the Company had dividend reinvestments of $2,290,304 and $2,121,452, respectively, which required no cash transfers.

NOTE 10 – DISCONTINUED OPERATIONS

At March 31, 2010, the Company owned sixty-one industrial properties and one shopping center.  One industrial property in Quakertown, Pennsylvania was classified as held for sale.  The results of operations of the Quakertown, Pennsylvania property are included in discontinued operations for the three and six months ended March 31, 2010 and 2009.

The following table summarizes the components of discontinued operations:

	Three Months Ended		Six Months Ended
	3/31/10	3/31/09	3/31/10	3/31/09

Rental and Reimbursement Revenue	$83,246	$89,232	$166,932	$175,692
Real Estate Taxes	(11,040)	(10,444)	(22,079)	(22,079)
Operating Expenses	(381)	(15,369)	(1,530)	(13,495)
Depreciation	-0-	(11,559)	-0-	(23,118)
Amortization	(7,515)	(337,455)	(15,029)	(362,259)
Interest expense	(30,469)	-0-	(61,615)	-0-
Income (Loss) from Operations of Disposed Property and Property Held for Sale	$33,841	($285,595)	$66,679	($245,259)
Gain on Sale of Investment Property	-0-	-0-	-0-	-0-
Income (Loss) from Discontinued Operations	$33,841	($285,595)	$66,679	($245,259)

Cash flows from discontinued operations for the six months ended March 31, 2010 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Six Months Ended
	3/31/10	3/31/09

Cash flows from Operations – Discontinued Operations	$81,708	$140,118
Cash flows from Investing Activities – Discontinued Operations	-0-	-0-
Cash flows from Financing Activities – Discontinued Operations	(81,708)	(140,118)

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

All of the wholly-owned properties and the shopping center are managed by Cronheim Management Services, Inc (CMS).  On April 9, 2010, the Board of Directors approved the management fee payable to CMS for fiscal 2010 of $479,000.   The executive vice president of CMS is a director of the Company.

NOTE 12 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company can be subject to claims and litigation arising in the ordinary course of business.  Management does not believe that any such claim or litigation would have a material adverse effect on the consolidated balance sheets or results of operations.

NOTE 13 – SUBSEQUENT EVENTS

On April 16, 2010, the Company executed and submitted for filing with the State of Maryland an amendment to the Company’s Articles of Incorporation (the Articles) to increase the Company’s authorized shares of common stock by 5,000,000 shares.  This amendment, which was approved by the Company’s Board of Directors in accordance with the Articles and the Maryland General Corporation Law, became effective upon acceptance by the State of Maryland on April 21, 1010.  As a result of this amendment, the Company’s total authorized shares increased from 41,322,500 shares (classified as 35,000,000 common shares, 1,322,500 preferred shares and 5,000,000 excess shares) to 46,322,500 shares (classified as 40,000,000 common shares, 1,322,500 preferred shares and 5,000,000 excess shares).

On April 23, 2010, the Company issued 4,000,000 shares of common stock in a registered direct placement at $7.50 per share.  The Company received net proceeds from the offering of approximately $28,300,000 after offering costs.  The Company intends to use the net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s September 30, 2009 Annual Report on Form 10-K.

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment-grade tenants.   During the six months ended March 31, 2010, the Company purchased three net-leased industrial properties, located in Memphis, Tennessee, Houston, Texas, and Dallas, Texas totaling approximately 726,000 square feet, for approximately $40,449,000.   In addition, the Company purchased the remaining noncontrolling interest in the entity which holds the El Paso, TX property for approximately $949,000.  As of March 31, 2010, the Company owned sixty-one industrial properties and one shopping center with total square footage of approximately 6,858,000.  Total real estate investments were approximately $382,082,000 as of March 31, 2010.  These properties are located in twenty-five states.  As of March 31, 2010, the Company’s weighted average lease expiration term was approximately 5.1 years and its occupancy rate was 96%.  The Company’s average rent per occupied square foot for fiscal 2010 is estimated at approximately $5.76.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.   Income from property operations defined as rental and

reimbursement revenue less real estate taxes and operating expenses increased $759,473 or 9% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 and increased $1,062,145 or 6% for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009.  The income from the Company’s property operations continues to meet management’s expectations.

The Company has a concentration of FDX-leased properties.  As of March 31, 2010, the percentage of FDX-leased square footage as a total of the Company’s rental space was 48%.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries are estimated at approximately 56% of total rental and reimbursement revenue for fiscal 2010.  This is a risk shareholders should consider.

The Company also holds a portfolio of securities of other REITs with a fair value of $30,519,909 as of March 31, 2010, which earns dividend and interest income.  The dividends received from our securities investments, which are predominately REIT preferred issues, continue to meet our expectations. It is our intent to hold these securities long-term.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

On October 20, 2009, the Company issued 1,730,200 shares of common stock in a registered direct placement at $6.50 per share.  The Company received net proceeds from the offering of approximately $10,400,000 after offering costs.  The Company used the net proceeds to purchase two properties in the ordinary course of business.  On April 23, 2010, the Company issued 4,000,000 shares of common stock in a registered direct placement at $7.50 per share.  The Company received net proceeds from the offering of approximately $28,300,000 after offering costs.  The Company intends to use the net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes.  Pending our use of the net proceeds from this offering, the Company paid down the margin loan and line of credit (both of which may be borrowed against) and may deposit the proceeds in interest bearing accounts or invest in short-term securities, including securities which may not be investment grade.

On March 19, 2010, our common stock was added to the Wilshire US Real Estate Investment Trust (REIT) Index, which measures the stock price of various U. S. publicly traded real estate investment trusts.

See PART I, Item 1 – Business in the Company’s September 30, 2009 Annual Report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of March 31, 2010, the Company owned sixty-two properties with total square footage of approximately 6,858,000 as compared to fifty-eight properties with total square footage of approximately 6,070,000 as of March 31, 2009.  As of March 31, 2010, the Company’s weighted average lease expiration term was approximately 5.1 years.  The Company’s occupancy rate was 96% as of March 31, 2010 and 2009.

Rental and reimbursement revenue increased $771,758 or 7% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 and increased $1,235,509 or 6% for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009.  The net increase is due mainly to the following:

•

Increases in rent and reimbursements from the Topeka, KS property purchased at the end of fiscal 2009 and for the properties purchased during fiscal 2010 in Memphis, TN, Houston, TX  and Dallas, TX totaling approximately $1,400,000 for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009.

•

Decreases in rent and reimbursements totaling approximately $202,000 from our two vacant properties in Greensboro, NC and Liberty, MO for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009.

Real estate taxes decreased $11,821 or 1% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 and increased $115,522 or 4% for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009.  The decrease in the three months is due to the adjustment of estimates of real estate tax accruals for existing properties partially offset by the real estate tax accruals related to the three new properties purchased during fiscal 2010.  The net increase for the six months is due mainly to the real estate taxes related to the three industrial properties in fiscal 2010 and increases in real estate taxes due to higher assessed values from the five properties expanded during fiscal 2008.  Since the majority of our properties are net-leased, the increase in real estate taxes is recovered from the tenants.

Operating expenses increased $24,106 or 5% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 and increased $57,842 or 7% for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009.  The increase is due mainly to an increase in operating expenses related to the acquisitions noted above and increases in repairs and maintenance and utilities related to our two vacant buildings.

General and administrative expense increased $31,898 or 4% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 and increased $286,521 or 20% for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009.  The increase is due mainly to an increase in professional fees and other acquisition costs of approximately $68,000 for the three months (partially offset by decreases in compensation expenses related mainly to stock options) and $274,000 for the six months related to the acquisition of the Memphis, TN, Houston, TX and Dallas, TX properties which would have been capitalized under previous accounting standards.  Other increases for the six months related to increased travel expenses which increased due to the increased acquisitions partially offset by decreases in compensation expenses.

The following table summarizes the Company’s gain (loss) on securities transactions for the three and six months ended March 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	3/31/10	3/31/09	3/31/10	3/31/09

Gain (Loss) on sale of securities, net	$781,334	($688,428)	$1,110,572	($688,504)
Impairment losses	-0-	(2,648,954)	-0-	(5,894,076)
Gain (Loss) on securities transactions, net	$781,334	($3,337,382)	$1,110,572	($6,582,580)

During the three and six months ended March 31, 2009, the Company recognized a loss of $2,648,954 and $5,894,076, respectively, due to writing down of the carrying value of securities which were considered other than temporarily impaired.  During fiscal 2010, the market for REIT securities has improved dramatically and as of March 31, 2010, the Company had an unrealized gain on its securities portfolio of $7,867,296.

Income (loss) from discontinued operations for the three and six months ended  March 31, 2010 and 2009 includes the results of operations of the Quakertown, Pennsylvania property which was classified as held for sale as of March 31, 2010.

The following table summarizes the components of discontinued operations:

	Three Months Ended		Six Months Ended
	3/31/10	3/31/09	3/31/10	3/31/09

Rental and Reimbursement Revenue	$83,246	$89,232	$166,932	$175,692
Real Estate Taxes	(11,040)	(10,444)	(22,079)	(22,079)
Operating Expenses	(381)	(15,369)	(1,530)	(13,495)
Depreciation	-0-	(11,559)	-0-	(23,118)
Amortization	(7,515)	(337,455)	(15,029)	(362,259)
Interest expense	(30,469)	-0-	(61,615)	-0-
Income (Loss) from Operations of Disposed Property and Property Held for Sale	$33,841	($285,595)	$66,679	($245,259)
Gain on Sale of Investment Property	-0-	-0-	-0-	-0-
Income (Loss) from Discontinued Operations	$33,841	($285,595)	$66,679	($245,259)

Cash flows from discontinued operations for the six months ended March 31, 2010 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Six Months Ended
	3/31/10	3/31/09

Cash flows from Operations – Discontinued Operations	$81,708	$140,118
Cash flows from Investing Activities – Discontinued Operations	-0-	-0-
Cash flows from Financing Activities – Discontinued Operations	(81,708)	(140,118)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net cash from operating activities of $9,843,478 and $10,240,456 for the six months ended March 31, 2010 and 2009, respectively.

Real estate investments increased $36,202,046 from September 30, 2009 to March 31, 2010. This increase is due mainly to the purchase of the industrial properties in Memphis, TN, Houston, TX and Dallas, TX totaling approximately $40,449,000 partially offset by depreciation expense for the six month period of $4,532,722.

Securities available for sale increased $2,695,244 from September 30, 2009 to March 31, 2010.  The increase is due mainly to the purchases of securities of $4,603,454 and an increase in the unrealized gain on securities of $4,070,465 partially offset by sales and redemptions of securities with an adjusted cost of $5,978,675.

Prepaid expenses increased $491,427 from September 30, 2009 to March 31, 2010.  This increase is due mainly to the payment of real estate taxes and insurance.  The Company expenses real estate taxes and insurance costs ratably over the fiscal year.

Mortgage notes payable increased $20,443,161 from September 30, 2009 to March 31, 2010.  This increase is due to new mortgage proceeds of $27,100,000 from the financing of the Memphis, TN ($10,000,000 at 6.25%), Houston, TX ($5,400,000 at 6.875%) and Dallas, TX ($11,700,000 at 6.75%) property acquisitions.  This increase was offset by principal repayments of $6,656,839 for the six months ended March 31, 2010.  The Company is scheduled to repay a total of approximately $13,000,000 in mortgage principal in fiscal 2010 and intends to repay these mortgages from funds raised in the DRIP

Loans payable increased $1,410,542 from September 30, 2009 to March 31, 2010.   The increase was due to draws on the margin loan to purchase an industrial property in Dallas, TX and also the remaining noncontrolling interest in the El Paso, TX property.  As of March 31, 2010, the Company had an outstanding balance of $15,000,000 on its line of credit and $5,474,292 outstanding on its margin loans.

Liquidity and Capital Resources

Net cash provided by operating activities was $9,843,478 and $10,240,456 for the six months ended March 31, 2010 and 2009, respectively.  The decrease in cash provided by operating activities is due mainly to an increase in prepaid expenses.  Dividends paid on common stock for the six months ended March 31, 2010 and 2009 were $8,443,461 and $7,405,342, respectively (of which $2,290,304 and $2,121,452, respectively, were reinvested).

As of March 31, 2010, the Company owned securities available for sale of $30,519,909 subject to margin loans of $5,474,292.  These marketable securities provide the Company with additional liquidity as well as dividend income.  As of March 31, 2010, the Company had an unrealized gain on its portfolio of $7,867,296.  The dividends received from our investments, which are predominately REIT preferred issues, continue to meet our expectations.

As of March 31, 2010, the Company owned sixty-two properties (sixty-one industrial properties and one shopping center), of which fifty-three carried mortgage loans totaling $212,493,444.  The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s line of credit limit the amount of unencumbered properties which can be mortgaged.  The Company has fully drawn its $15,000,000 line of credit as of March 31, 2010.  The Company’s total debt plus preferred equity to total market capitalization was 54% as of March 31, 2010.

On October 20, 2009, the Company issued 1,730,200 shares of common stock in a registered direct placement at $6.50 per share.  The Company received net proceeds from the offering of approximately $10,400,000 after offering costs.  The Company used the net proceeds to purchase two properties in the ordinary course of business and for general corporate purposes.

On April 23, 2010, the Company issued 4,000,000 shares of common stock in a registered direct placement at $7.50 per share.  The Company received net proceeds from the offering of approximately $28,300,000 after offering costs.  The Company intends to use the net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes.  Pending our use of the net proceeds from this offering, the Company paid down the margin loan and line of credit (both of which may be borrowed against) and may deposit the proceeds in interest bearing accounts or invest in short-term securities, including securities which may not be investment grade.

The Company raised $8,333,279 (including reinvestments of $2,290,304) from the issuance of shares in the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the six months ended March 31, 2010 and issued 1,188,471 common shares.  During the six months ended March 31, 2010, the Company paid $8,443,461 in total dividends or $.30 per common share to common shareholders, of which $2,290,304 was reinvested in the DRIP.  On April 9, 2010, the Board of Directors declared a dividend of $0.15 per common share to be paid on June 15, 2010 to common shareholders of record as of May 17, 2010.

During the six months ended March 31, 2010, the Company paid $1,260,607 in preferred dividends.  On April 9, 2010, the Board of Directors declared a dividend of $.4766 per share of the Company’s 7.625% Series A Cumulative Redeemable Preferred Stock payable June 15, 2010, to preferred shareholders of record as of May 17, 2010.

During the six months ended March 31, 2010, three employees exercised options to purchase 58,750 shares of common stock at an average exercise price of $5.96.  Total proceeds to the Company were $350,440.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its margin loans, refinance debt, or raise capital through the DRIP or capital markets.

As described above, the Company has been raising capital through its DRIP, private placements and public offerings of common and preferred stock and investing in net leased industrial properties.  The Company believes that funds generated from operations and the DRIP, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next year.

The Company seeks to invest in well-located, modern buildings leased to investment grade tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  The percentage of FDX-leased square footage to the total of the Company’s rental space was 48% as of March 31, 2010.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated at approximately 56% of total rental and reimbursement revenue for fiscal year 2010.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

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

The Company’s FFO for the six months ended March 31, 2010 and 2009 is calculated as follows:

                                             Three Months Ended

           Six Months Ended

	3/31/10	3/31/09	3/31/10	3/31/09

Net Income (Loss)	$3,178,325	($1,370,524)	$5,706,076	($2,335,652)
Income to Noncontrolling Interest	(45,789)	(25,775)	(99,266)	(54,687)
Preferred Dividend	(630,304)	(630,304)	(1,260,607)	(1,260,607)
Depreciation Expense	2,298,364	2,098,507	4,532,722	4,204,069
Depreciation Expense Related to Discontinued Operations	-0-	11,559	-0-	23,118
Amortization of In-Place Lease Intangible Assets	255,567	286,461	509,492	570,576
Amortization of In-Place Lease Intangible Assets Related to Discontinued Operations	-0-	337,455	-0-	362,259
FFO	$5,056,163	$707,379	$9,388,417	$1,509,076

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended March 31, 2010 and 2009:

	Six Months Ended
	2010	2009

Operating Activities	$9,843,478	$10,240,456
Investing Activities	(39,175,275)	(2,798,928)
Financing Activities	30,597,923	(4,051,215)

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

ITEM 4.  Controls and Procedures.

The Company’s President and Chief Executive Officer and Chief Financial and Accounting Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s President and Chief Executive Officer and Chief Financial and Accounting Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds – None

     The Company did not repurchase any additional common shares under the Share Repurchase Program during the six months ended March 31, 2010.

Item 3.	Defaults Upon Senior Securities – None
Item 4.	(Removed and Reserved).
Item 5.	Other Information – None
Item 6.	Exhibits
31.1	Certification of Eugene W. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
31.2	Certification of Anna T. Chew, Chief Financial and Accounting Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Eugene W.  Landy, President and Chief Executive Officer, and Anna T. Chew, Chief Financial and Accounting Officer (Furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date	May 6, 2010	By: /s/ Eugene W. Landy
Eugene W. Landy
President and Chief Executive Officer

Date:	May 6, 2010	By: /s/ Anna T. Chew
Anna T. Chew
Chief Financial and Accounting Officer