Form 10-Q
period 2010-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2010-08-06
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( x )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

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

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X      No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes_____    No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer Accelerated filer X Smaller Reporting Company___ Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

The number of shares outstanding of the issuer's common stock as of August 2, 2010 was 33,512,488 shares.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2010

C O N T E N T S

ITEM 1.   Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 AND SEPTEMBER 30, 2009

ASSETS	June 30, 2010 (Unaudited)	September 30, 2009

Real Estate Investments:
Land	$76,323,717	$70,203,717
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $55,160,983 and $48,319,379, respectively	314,330,182	274,459,875
Total Real Estate Investments	390,653,899	344,663,592

Real Estate Held for Sale, net of Accumulated Depreciation	3,906,898	3,941,250
Cash and Cash Equivalents	11,216,987	6,080,888
Securities Available for Sale at Fair Value	35,355,783	27,824,665
Tenant and Other Receivables	745,532	586,917
Deferred Rent Receivable	1,491,622	1,202,420
Loans Receivable, net	293,439	391,692
Prepaid Expenses	785,287	590,265
Financing Costs, net of Accumulated Amortization of $1,627,552 and $1,333,133, respectively	2,547,886	2,317,679
Lease Costs, net of Accumulated Amortization of $513,803 and $361,486, respectively	863,440	858,368
Intangible Assets, net of Accumulated Amortization of $4,245,432 and $3,561,925, respectively	6,287,107	6,200,014
Other Assets	46,068	336,687

TOTAL ASSETS	$454,193,948	$394,994,437

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2010 AND SEPTEMBER 30, 2009

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2010 (Unaudited)	September 30, 2009

Liabilities:
Mortgage Notes Payable	$213,984,835	$192,050,283
Subordinated Convertible Debentures	13,990,000	13,990,000
Loans Payable	8,787,885	19,063,750
Accounts Payable and Accrued Expenses	2,084,699	2,083,542
Other Liabilities	3,645,538	2,915,712

Total Liabilities	242,492,957	230,103,287

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Shares Authorized; 1,322,500 Shares Issued and Outstanding	$33,062,500	$33,062,500
Common Stock - $.01 Par Value, 40,000,000 Shares Authorized; 33,440,046 and 25,788,779 Shares Issued and 33,435,046 and 25,783,779 Shares Outstanding, respectively	334,400	257,888
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	170,221,399	125,606,953
Treasury Stock at Cost (5,000 shares)	(24,905)	(24,905)
Accumulated Other Comprehensive Income	6,806,649	3,796,831
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-
Total MREIC’S Shareholders’ Equity	209,198,480	161,497,704
Noncontrolling Interests	2,502,511	3,393,446
Total Shareholders' Equity	211,700,991	164,891,150

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$454,193,948	$394,994,437

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

	Three Months Ended		Nine Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09
INCOME:
Rental and Reimbursement Revenue	$11,505,709	$10,189,352	$33,462,362	$30,924,337

EXPENSES:
Real Estate Taxes	1,955,488	1,654,599	5,253,077	4,941,555
Operating Expenses	524,848	466,491	1,395,191	1,317,801
General & Administrative Expense	1,321,213	703,111	2,760,615	2,114,772
Acquisition Costs	173,057	-0-	446,861	-0-
Depreciation	2,337,472	2,136,230	6,841,604	6,310,857
Amortization	413,366	413,443	1,207,371	1,227,095

TOTAL EXPENSES	6,725,444	5,373,874	17,904,719	15,912,080

OTHER INCOME (EXPENSE):
Interest and Dividend Income	679,924	568,895	1,819,070	1,851,782
Gain (Loss) on Securities Transactions, net	672,177	(106,602)	1,782,749	(6,689,182)
Interest Expense	(3,739,157)	(3,417,045)	(11,070,536)	(10,460,349)

TOTAL OTHER INCOME (EXPENSE)	(2,387,056)	(2,954,752)	(7,468,717)	(15,297,749)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,393,209	1,860,726	8,088,926	(285,492)

DISCONTINUED OPERATIONS:
Income (Loss) from Operations of Property Held for Sale	22,689	66,410	33,048	(123,024)

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	22,689	66,410	33,048	(123,024)

NET INCOME (LOSS)	2,415,898	1,927,136	8,121,974	(408,516)

Less: Net Income Attributable to Noncontrolling Interests	52,362	38,084	151,628	92,771

NET INCOME (LOSS) ATTRIBUTABLE TO MREIC’S SHAREHOLDERS	2,363,536	1,889,052	7,970,346	(501,287)

Preferred dividend	630,304	630,304	1,890,911	1,890,911

NET INCOME (LOSS) ATTRIBUTABLE TO MREIC’S COMMON SHAREHOLDERS	$1,733,232	$1,258,748	$6,079,435	($2,392,198)

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) – CONTINUED

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

	Three Months Ended		Nine Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09

BASIC INCOME (LOSS) – PER SHARE
Income (Loss) from Continuing Operations	$.07	$.07	$.28	($.01)
Income (Loss) from Discontinued Operations	-0-	-0-	-0-	(.01)
Net Income (Loss)	.07	.07	.28	(.02)
Less: Net Income Attributable to Noncontrolling Interests	-0-	-0-	(.01)	-0-
Net Income (Loss) Attributable to MREIC’s Shareholders	.07	.07	.27	(.02)
Less: Preferred Dividend	(.02)	(.02)	(.06)	(.08)
Net Income (Loss) Attributable to MREIC’s Common Shareholders	$.05	$.05	$.21	($.10)

DILUTED INCOME (LOSS) – PER SHARE
Income (Loss) from Continuing Operations	$.07	$.07	$.28	($.01)
Income (Loss) from Discontinued Operations	-0-	-0-	-0-	(.01)
Net Income (Loss)	.07	.07	.28	(.02)
Less: Net Income Attributable to Noncontrolling Interests	-0-	-0-	(.01)	-0-
Net Income (Loss) Attributable to MREIC’s Shareholders	.07	.07	.27	(.02)
Less: Preferred Dividend	(.02)	(.02)	(.06)	(.08)
Net Income (Loss) Attributable to MREIC’s Common Shareholders	$.05	$.05	$.21	($.10)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	32,022,851	25,299,406	29,268,272	24,812,891
Diluted	32,045,830	25,305,185	29,279,451	24,819,647

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$8,121,974	($408,516)
Noncash Items Included in Net Income or Loss:
Depreciation	6,875,956	6,374,443
Amortization	1,255,243	1,597,345
Stock Compensation Expense	10,728	63,263
(Gain) Loss on Securities Transactions, net	(1,782,749)	6,689,182
Changes In:
Tenant, Deferred Rent and Other Receivables	(447,817)	760,155
Prepaid Expenses	(195,022)	(355,703)
Other Assets and Lease Costs	133,230	(210,247)
Accounts Payable, Accrued Expenses and Other Liabilities	730,983	524,974
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,702,526	15,034,896

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(48,224,470)	-0-
Capital Improvements & Purchases of Equipment	(727,915)	(1,789,227)
Increase in Construction in Progress	-0-	(1,660,613)
Purchase of Noncontrolling Interest	(948,802)	-0-
Collections on Loans Receivable	98,253	51,154
Proceeds from Sale of Securities Available for Sale	9,416,118	945,792
Purchase of Securities Available for Sale	(12,154,669)	(4,176,739)
NET CASH USED IN INVESTING ACTIVITIES	(52,541,485)	(6,629,633)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Payments on) Proceeds from Loans Payable	(10,275,865)	4,667,129
Repurchase of Subordinated Convertible Debentures	-0-	(1,000,000)
Proceeds from Mortgages	27,100,000	8,437,500
Principal Payments on Mortgages	(9,929,574)	(8,170,574)
Financing Costs Paid on Debt	(535,626)	(290,806)
Net Distributions to Noncontrolling Interests	(263,547)	(254,852)
Proceeds from the Exercise of Stock Options	764,296	-0-
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	38,643,849	-0-
Proceeds from Issuance of Common Stock, net of reinvestments	9,334,654	1,085,240
Repurchase of Common Stock, held in treasury	-0-	(24,905)
Preferred Dividends Paid	(1,890,911)	(1,890,911)
Common Stock Distributions Paid, net of reinvestments	(9,972,218)	(7,958,362)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	42,975,058	(5,400,541)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,136,099	3,004,722
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	6,080,888	5,348,262
END OF PERIOD	$11,216,987	$8,352,984

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2010

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation and its subsidiaries (MREIC, the Company or we) operate as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  In addition, the Company currently owns a majority interest in two limited liability companies of which the Company consolidates their results of operations and financial condition.  The Company also owns a portfolio of investment securities.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2009.

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

Stock Based Compensation

The Company accounts for stock options in accordance with ASC 718-10 which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $5,364 and $14,087 have been recognized in the three months ended June 30, 2010 and 2009, respectively, and compensation costs of $10,728 and $63,263 have been recognized in the nine months ended June 30, 2010 and 2009, respectively.

On July 26, 2007, the shareholders approved and ratified the Company’s 2007 Stock Option Plan (the 2007 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.   On May 6, 2010, the shareholders approved and ratified an amendment and restatement of the 2007 Plan.  The amendment and restatement made two significant changes:  (1) the inclusion of Directors as participants in the 2007 Plan, and (2) the ability to grant restricted stock to Directors, officers and key employees.  The amendment and restatement also made other conforming, technical and other minor changes.  The amendment also makes certain modifications and clarifications, including concerning administration and compliance with applicable tax rules, such as Section 162(m) of the Internal Revenue Code.

On August 2, 2010, the Company awarded 67,900 restricted shares to plan participants.  Please see Note No. 14.

During the nine months ended June 30, 2010, the following stock options were granted:

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

The weighted-average fair value of options granted during the nine months ended June 30, 2010 and 2009 was $0.33 and $0.23, respectively.

During the nine months ended June 30, 2010, six participants exercised options to purchase 116,185 shares of common stock at an average exercise price of $6.58 for total proceeds of $764,296.  During the nine months ended June 30, 2010, options to purchase 114,765 shares expired and were added back to the pool of shares to be granted.  The amount of shares available to grant as stock options or award as restricted stock under the amended and restated plan was 1,092,385 shares as of June 30, 2010.  As of June 30, 2010, there were options to purchase 1,378,600 shares outstanding under the 2007 amended and restated plan.

Recent Accounting Pronouncements

Accounting Standards Codification (ASC) 805-10, Business Combinations and ASC 810-10, Consolidation, require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of ASC 805-10 and ASC 810-10 are effective for this fiscal year beginning October 1, 2009. ASC 805-10 will be applied to business combinations occurring after October 1, 2009 and ASC 810-10 will be applied prospectively to all changes in noncontrolling interests, including any that existed at the effective date.  The adoption of ASC 805-10 on October 1, 2009 for future business combinations resulted in the recognition of $446,861 in professional fees and other acquisition expenses in our results of operations for the nine months ended June 30, 2010.  These expenses would have been capitalized previously, pursuant to previous accounting standards.   The Company adopted ASC 810-10 on October 1, 2009 and changed the presentation of minority interest on the financial statements.  The noncontrolling interest is now reported separately within the shareholders’ equity section of the consolidated balance sheets.

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

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have any impact on our financial position, results of operations or cash flows.  All of the Company’s distributions have been made in cash.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. We do not expect that the full adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows.

NOTE 2 – NET INCOME (LOSS) ATTRIBUTABLE TO MREIC’S COMMON SHAREHOLDERS PER SHARE

Basic net income (loss) attributable to MREIC’s common shareholders per share is calculated by dividing net income (loss) attributable to MREIC’s common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to MREIC’s common shareholders plus interest expense related to the Convertible Subordinated Debentures (Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period.

The following amounts related to the potential conversion of the Debentures are excluded from the calculation due to their antidilutive effect:

	Three Months Ended		Nine Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09

Interest expense	$279,800	$279,800	$839,400	$839,400

Common shares to be issued upon conversion	1,304,148	1,304,148	1,304,148	1,304,148

Options to purchase common shares in the amount of 22,979 and 5,779 are included in the diluted weighted average shares outstanding for the three months ended June 30, 2010 and 2009, respectively, and options to purchase common shares in the amount of 11,179 and 6,766 are included in the weighted average shares outstanding for the nine months ended June 30, 2010 and 2009, respectively.  As of June 30,

2010 and 2009, common stock equivalents to purchase 82,828 and 332,146 shares, respectively, were antidilutive.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of the Company’s comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	6/30/10	6/30/09	6/30/2010	6/30/09
Net Income (Loss) Attributable to MREIC’s Common Shareholders	$1,733,232	$1,258,748	$6,079,435	($2,392,198)
Change in unrealized gain (loss) on securities available for sale	(1,060,647)	5,284,072	3,009,818	3,154,507
Comprehensive Income	$672,585	$6,542,820	$9,089,253	$762,309

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

On January 27, 2010, the Company purchased an 184,317 square foot industrial building in Dallas, Texas.  The building is 100% net-leased to Carrier Corporation through Carrier Enterprises, LLC, a wholly owned subsidiary of United Technologies. Inc, through January 11, 2019.  The purchase price was $17,900,000. The Company recorded an intangible asset related to the lease in-place of $60,000.  The Company obtained a mortgage of $11,700,000 at a fixed interest rate of 6.75% which matures in January 2025 and paid the remainder using a draw on the margin loan.  Annualized rental income over the term of this lease is approximately $1,518,000 per year.

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

On June 15, 2010, the Company purchased a 112,784 square foot industrial building in Ft. Mill, South Carolina.  The building is 100% net-leased to FedEx Ground Package Systems, Inc. through

 September 30, 2019.  The purchase price was approximately $12,540,000.  The Company recorded an intangible asset related to the lease in-place of $824,600.  The Company assumed the existing mortgage with an outstanding balance of approximately $4,764,000 at a fixed interest rate of 7% which matures on October 10, 2019 and paid the remainder using a draw on a margin loan.  Annualized rental income over the term of this lease is approximately $1,029,000.

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during fiscal 2010 assuming that the acquisitions had occurred as of the beginning of each of the fiscal periods presented, after giving effect to certain adjustments including (a) rental revenue adjustments resulting from the straight-lining of scheduled rent increases (b) interest expenses resulting from the assumed increase in mortgage notes payable related to the new acquisitions and (c) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Nine Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09
Rental revenues	$11,720,100	$11,326,800	$34,931,000	$34,336,800
Net Income (Loss) Attributable to MREIC’s Common Shareholders	$1,709,200	$1,433,300	$6,243,600	($1,868,500)
Basic and Diluted Net Income (Loss) Attributable to MREIC’s Common Share- holders	$.05	$.06	$.21	($.08)

The ultimate parents of these tenants, Federal Express Corporation, National Oilwell Varco, Inc. and Carrier Corporation, are public companies and financial information related to these tenants can be found on the Securities and Exchange Commission website at www.SEC.gov.

Tenant Concentration

The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 49% as of June 30, 2010.   In addition, the Company leases 6% of its square footage to Mead Corporation.  No other tenants leased more than 5% of our total square footage.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated to be approximately 57% of total rental and reimbursement revenue for fiscal 2010.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

During the nine months ended June 30, 2010, the Company sold or redeemed securities with a cost of $7,633,369 and recognized a gain on sale of $1,782,749.  The Company also made purchases of $12,154,669 in securities available for sale.  Of this amount, the Company made total purchases of 204,359 shares of UMH Properties, Inc, a related REIT (UMH), in its Dividend Reinvestment and Stock Purchase Plan and on the open market for a total of $1,727,907 or an average cost of $8.46 per share.  The Company owned a total of 347,686 shares of UMH as of June 30, 2010 at a total cost of $3,077,175 or average cost of $8.85 per share.

The following table summarizes the Company’s gain (loss) on securities transactions for the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09

Gain (Loss) on sale of securities, net	$672,177	$-0-	$1,782,749	($688,504)
Impairment losses	-0-	(106,602)	-0-	(6,000,678)
Gain (Loss) on securities transactions, net	$672,177	($106,602)	$1,782,749	($6,689,182)

During the three and nine months ended June 30, 2009, the Company recognized impairment losses of $106,602 and $6,000,678, respectively.  These impairment losses were due to writing down of the carrying value of securities which were considered other than temporarily impaired.

The Company had eleven securities that were temporarily impaired investments as of June 30, 2010.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at June 30, 2010:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$1,550	($2,170)	$126,310	($43,695)
Common stock	6,341,316	(354,205)	-0-	(-0-)
Total	$6,342,866	($356,375)	$126,310	($43,695)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
8	$5,834,816	($247,860)	0-5%
0	-0-	-0-	6-10%
1	506,500	(106,346)	11-20%
1	126,310	(43,695)	21-30%
1	1,550	(2,169)	> 30%
11	$6,469,176	($400,070)

The Company has determined that these securities are temporarily impaired as of June 30, 2010.  The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery.    Currently, the Company had total net unrealized gains on its securities portfolio of $6,806,649 as of June 30, 2010.

NOTE 6 – DEBT

The Company entered into three mortgages and assumed one mortgage totaling $31,864,126 in connection with the acquisitions described in Note No. 4 above.

As of June 30, 2010, loans payable consisted of $8,787,885 outstanding on securities margin loans.  The margin loans are secured by securities with a fair value of $35,355,783 as of June 30, 2010.    The interest rate on the margin loan is currently 2%.

As of June 30, 2010, the Company’s $15,000,000 line of credit with Capital One Bank (the line) was fully available.  During 2010, the maturity date of the line was extended upon successful loan review, in accordance with the line agreement, and the line now matures on March 31, 2013.  The interest rate on the line is Libor plus 200 basis points.

NOTE 7 – SHAREHOLDERS’ EQUITY

On April 16, 2010, the Company executed and submitted for filing with the State of Maryland an amendment to the Company’s Articles of Incorporation (the Articles) to increase the Company’s authorized shares of common stock by 5,000,000 shares.  This amendment, which was approved by the Company’s Board of Directors in accordance with the Articles and the Maryland General Corporation Law, became effective upon acceptance by the State of Maryland on April 21, 2010.  As a result of this amendment, the Company’s total authorized shares increased from 41,322,500 shares (classified as 35,000,000 common shares, 1,322,500 preferred shares and 5,000,000 excess shares) to 46,322,500 shares (classified as 40,000,000 common shares, 1,322,500 preferred shares and 5,000,000 excess shares).

Common Stock

On October 20, 2009, the Company issued 1,730,200 shares of common stock in a registered direct placement at $6.50 per share.  The Company received net proceeds from the offering of approximately $10,400,000 after offering costs.  The Company used the net proceeds to purchase additional properties.

On April 23, 2010, the Company issued 4,000,000 shares of common stock in a registered direct placement at $7.50 per share.  The Company received net proceeds from the offering of approximately $28,200,000 after offering costs.  The Company used the net proceeds to purchase one industrial property, buy out the noncontrolling interest in an industrial property, repay our $15,000,000 line of credit and invest in REIT securities.

The Company raised $12,773,811 (including reinvestments of $3,439,157) from the issuance of shares in the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the nine months ended June 30, 2010 and issued 1,804,882 common shares.

During the nine months ended June 30, 2010, the Company paid $13,411,375 in total cash dividends or $.45 per common share to common shareholders, of which $3,439,157 was reinvested in the DRIP.  On July 1, 2010, the Company declared a dividend of $0.15 per common share to be paid September 15, 2010 to common shareholders of record as of August 16, 2010.

Treasury Stock

No additional purchases of treasury stock were made during the nine months ended June 30, 2010.

7.625% Series A Cumulative Redeemable Preferred Stock

During the nine months ended June 30, 2010, the Company paid $1,890,911 in preferred dividends or $1.4298 per share.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $1.90625 per share.  On July 1, 2010 the board of directors declared a quarterly dividend of $.4766 per share to be paid September 15, 2010, to shareholders of record as of August 16, 2010.

NOTE 8 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these financial assets was determined using the following inputs at June 30, 2010:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$35,355,783	$35,355,783	$-0-	$-0-
Real estate held for sale	2,724,261	-0-	2,724,261	-0-

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

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate loans payable and Subordinated Convertible Debentures approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At June 30, 2010, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to approximately $212,402,000 and $213,984,835, respectively.  As of June 30, 2010, the above listed real estate held for sale consists of an industrial property in Quakertown, PA which was classified as held for sale as of June 30, 2010 and is recorded at estimated fair value.  The other property held for sale as of June 30, 2010, located in Greensboro, NC is recorded at depreciated cost.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended June 30, 2010 and 2009 was $11,517,793 and $10,880,045, respectively.

During the nine months ended June 30, 2010 and 2009, the Company had dividend reinvestments of $3,439,157 and $3,204,286, respectively, which required no cash transfers.

The Company assumed a mortgage in connection with the acquisition of the industrial property in Ft. Mill, South Carolina with a balance of $4,764,126 upon assumption.

NOTE 10 – DISCONTINUED OPERATIONS

At June 30, 2010 the Company owned sixty-two industrial properties and one shopping center.  Two industrial properties located in Quakertown, Pennsylvania and Greensboro, North Carolina are classified as held for sale.  The results of operations of the Quakertown, Pennsylvania and Greensboro, North Carolina, properties are included in discontinued operations for the three and nine months ended June 30, 2010 and 2009.

The following table summarizes the components of discontinued operations:

	Three Months Ended		Nine Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09

Rental and Reimbursement Revenue	$94,175	$137,016	$261,107	$412,367
Real Estate Taxes	(18,542)	(17,674)	(53,888)	(53,020)
Operating Expenses	(9,714)	(4,056)	(24,853)	(8,233)
Interest Expense	(30,807)	(30,807)	(92,422)	(41,251)
Depreciation	(4,908)	(11,026)	(34,352)	(63,586)
Amortization	(7,515)	(7,043)	(22,544)	(369,301)
Income (Loss) from Operations of Property Held for Sale	$22,689	$66,410	$33,048	($123,024)

Cash flows from discontinued operations for the nine months ended June 30, 2010 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Nine Months Ended
	6/30/10	6/30/09

Cash flows from Operating Activities – Discontinued Operations	$89,944	$309,863
Cash flows from Investing Activities – Discontinued Operations	-0-	-0-
Cash flows from Financing Activities – Discontinued Operations	(89,944)	(309,863)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 11 – EXECUTIVE COMPENSATION

The Company executed a two-year employment agreement with Cynthia J. Morgenstern, the Executive Vice President, which is effective January 1, 2010 through December 31, 2011.  The employment agreement renews for successive one-year terms, unless either party gives written notice of termination to the other party.  Under this employment agreement, Ms. Morgenstern is entitled to receive a base salary of $241,005 for the year ending December 31, 2010, and is entitled to increases of 5% for the year ending December 31, 2011, plus bonuses, if any, in amounts determined by the Company’s board of directors or president.  Ms. Morgenstern’s employment agreement provides for four weeks paid vacation, the use of an automobile, reimbursement of her reasonable and necessary business expenses and that Ms. Morgenstern is entitled to participate in the Company’s employee benefit plans.  Ms. Morgenstern’s employment agreement also requires the Company to reimburse Ms. Morgenstern for the cost of a disability insurance policy such that, in the event of Ms. Morgenstern’s disability for a period of more than 90 days, Ms. Morgenstern will receive benefits equal to 60% of her then-current salary.  In the event of a merger, sale or change of control of the Company, which is defined as a change in voting control and excludes transactions between the Company and UMH, Ms. Morgenstern will have the right to terminate the employment agreement or extend the employment agreement for two years from the date of merger, sale or change in control.  If there is a termination of employment for any reason, Ms. Morgenstern shall be entitled to receive the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination.

The Company amended the employment agreement with Maureen E. Vecere, who was appointed as the Company’s Chief Financial and Accounting Officer on June 2, 2010.  The amendment provides for an increase in Ms. Vecere’s base salary from $149,000 per year to $180,000 per year for the remainder of calendar 2010 with an increase of 5% for calendar 2011.  The other terms of the contract remained unchanged.

The Compensation Committee of the Board of Directors awarded Michael P. Landy a bonus of $100,000 in recognition of Michael P. Landy’s leadership accomplishments.    This amount is accrued as compensation as of June 30, 2010.

The Company executed the Fourth Amendment to the Employment Contract (Fourth Amendment) with Eugene W. Landy, the Company’s President and Chief Executive Officer. The existing amended employment agreement had originally expired on December 31, 2009 but was automatically renewed for a one-year term in accordance with the terms of the agreement.  The Fourth Amendment increases Mr. Eugene Landy’s base salary from $225,000 per year to $275,000 per year, extends the pension payments of $50,000 per year through 2020, awards an Outstanding Leadership Achievement Award in the amount of $300,000 per year for three years for a total of $900,000 and revises the employee’s incentive bonus schedule as detailed in the Fourth Amendment.  The Company has accrued additional compensation expense related to the bonus and additional pension benefits of $389,000 as of June 30, 2010.

NOTE 12 – RELATED PARTY TRANSACTIONS

The David Cronheim Mortgage Company, an affiliated company, was paid a mortgage brokerage fee of $100,000 in connection with the mortgage for the acquisition of the property in Memphis, Tennessee, noted under Note No. 4.  The president of The David Cronheim Mortgage Company is a non-independent director of the Company.

All of the wholly-owned industrial properties and the shopping center are managed by Cronheim Management Services, Inc (CMS).  On April 9, 2010, the Board of Directors approved the management fee payable to CMS for fiscal 2010 of $479,000.   The executive vice president of CMS is a non-independent director of the Company.

NOTE 13 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company can be subject to claims and litigation arising in the ordinary course of business.  Management does not believe that any such claim or litigation would have a material adverse effect on the consolidated balance sheets or results of operations.

NOTE 14 – SUBSEQUENT EVENTS

On August 2, 2010, the Compensation Committee awarded 67,900 shares of restricted common stock to participants in the Amended Plan.   The Company accounts for its stock-based compensation plans under the provisions of ASC Topic 718, “Stock Compensation”, which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date.  The grant date fair value of restricted stock grants awarded to participants in 2010 was approximately $533,000.  In accordance with ASC Topic 718, the Company recognizes compensation expense for restricted stock awards upon the explicit vesting period stated in the individual award agreements, which for fiscal 2010 had an average term of 5 years.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s September 30, 2009 Annual Report on Form 10-K.

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases to investment-grade tenants.   During the nine months ended June 30, 2010, the Company purchased four net-leased industrial properties, located in Memphis, Tennessee, Houston, Texas, Dallas, Texas and Ft. Mill, South Carolina totaling approximately 839,000 square feet, for approximately $52,989,000.   In addition, the Company purchased the remaining noncontrolling interest in the entity which holds the El Paso, TX property for approximately $949,000.  As of June 30, 2010, the Company owned sixty-two industrial properties and one shopping center with total square footage of approximately 6,971,000.  Total real estate investments were approximately $390,654,000 as of June 30, 2010.  These properties are located in twenty-five states.  As of June 30, 2010, the Company’s weighted average lease expiration term was approximately 5.0 years and its occupancy rate was 96%.  As of June 30, 2010, the Company’s average rent per occupied square foot for fiscal 2010 was estimated at approximately $5.81.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.   Income from property operations defined as rental and reimbursement revenue less real estate taxes and operating expenses increased $957,111 or 12% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 and increased $2,149,113 or 9% for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.  The increase is due to the acquisition of the four industrial properties mentioned above.  The income from the Company’s property operations continues to meet management’s expectations.

The Company has a concentration of FDX-leased properties.  As of June 30, 2010, no tenant leased more than 5% of the Company’s total leased square footage with the exception of FDX and its subsidiaries, which leased 49% of our total leased square footage, and the Mead Corporation, which leased 6% of our total leased square footage.  The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the nine months ended June 30, 2010 was FDX and its subsidiaries.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries are estimated at approximately 57% of total rental and reimbursement revenue for fiscal 2010.  This is a risk shareholders should consider.

The Company also holds a portfolio of securities of other REITs with a fair value of $35,355,783 as of June 30, 2010, which earns dividend and interest income.  The dividends received from our securities investments were at a weighted average yield of approximately 7% as of June 30, 2010. The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

On October 20, 2009, the Company sold 1,730,200 shares of common stock in a registered direct placement at $6.50 per share.  The Company received net proceeds from the offering of approximately $10,400,000 after offering costs.  The Company used the net proceeds to purchase three industrial properties in the ordinary course of business.

On April 23, 2010, the Company sold 4,000,000 shares of common stock in a registered direct placement at $7.50 per share.  The Company received net proceeds from the offering of approximately $28,200,000 after offering costs.  The Company used the net proceeds to purchase one industrial property, buy out the noncontrolling interest in an industrial property, repay our $15,000,000 line of credit and invest

in REIT securities.   The Company intends to make additional acquisitions of industrial properties when investments meeting our investment criteria can be found.

On March 19, 2010, our common stock was added to the Wilshire US Real Estate Investment Trust (REIT) Index, which measures the stock price of various U. S. publicly traded real estate investment trusts.

On June 1, 2010, our common and preferred stock listings were transferred from the NASDAQ Global Select Market to the New York Stock Exchange under the symbols “MNR” and “MNR PRA”, respectively.

See PART I, Item 1 – Business in the Company’s September 30, 2009 Annual Report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of June 30, 2010, the Company owned sixty-three properties with total square footage of approximately 6,971,000 as compared to fifty-eight properties with total square footage of approximately 6,070,000 as of June 30, 2009.  As of June 30, 2010, the Company’s weighted average lease expiration term was approximately 5.0 years.  The Company’s occupancy rate was 96% as of June 30, 2010 and 2009.

The Company was able to renew all of the six leases expiring in fiscal year 2010 as follows:

Property	Square feet	Former Rent PSF	Previous Lease Expiration	Renewal Rent PSF	New Lease Expiration	Renewal Term (years)

Richmond, VA (FDX)	112,870	$6.43	10/21/09	$6.00	10/21/14	5.0
Burr Ridge, IL	12,477	12.08	10/31/09	12.92	10/31/14	5.0
Orangeburg, NY	50,400	7.00	12/31/09	7.00	2/28/11	1.2
Tampa, FL (Kellogg)	68,385	6.49	12/31/09	5.50	12/31/11	2.0
Montgomery, IL	171,200	5.24	6/30/10	5.11	6/30/15	5.0
Charlottesville, NC	49,900	7.37	8/31/10	7.37	8/31/12	2.0

Weighted Average		$6.43		$6.04		3.8

Rental and reimbursement revenue increased $1,316,357 or 13% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 and increased $2,538,025 or 8% for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.  The net increase is due mainly to the following:

•

Increases in rent and reimbursements from the new properties acquired in Memphis, TN, Houston, TX, Dallas, TX and Ft. Mill, SC totaling approximately $1,100,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 and $2,575,000 for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.

•

Increases in rent and reimbursements from properties expanded in fiscal 2009 in Cheektowaga, NY and Griffin, GA totaling approximately $88,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 and $283,000 for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.

•

Decrease in rent and reimbursements from our vacant property in Liberty, MO of $302,000 for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.  The vacant property in Greensboro, NC was classified as held for sale as of June 30, 2010 and all income and expenses related to that property are classified as discontinued operations.

Real estate taxes increased $300,889 or 18% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 and increased $311,552 or 6% for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.  The net increase for the three and nine months is due mainly to the real estate taxes related to the four industrial properties acquired in fiscal 2010 and increases in real estate taxes due to higher assessed values from the five properties expanded during fiscal 2008.  Since the majority of our properties are net-leased, the increase in real estate taxes is recovered from the tenants.

Operating expenses increased $58,357 or 13% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 and increased $77,390 or 6% for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.  The increase is due mainly to an increase in operating expenses related to the acquisition of the four properties noted above.

General and administrative expense increased $618,102 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 and increased $645,843 for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.  The increase for both the three and nine months is due mainly to accruals of $489,000 for the three months ended June 30, 2010 related to increases in executive compensation and benefits.  In addition, the Company recorded expenses in the three months ended June 30, 2010 of approximately $85,000 related to public relations and professional fees for the transfer of the Company’s stock listing from NASDAQ to the New York Stock Exchange on June 1, 2010.

Acquisition costs of $173,057 for the three months ended June 30, 2010 and $446,861 for the nine months ended June 30, 2010 relates to the transaction and due diligence costs associated with the acquisition of the four industrial properties in fiscal 2010 and purchasing the remaining noncontrolling interest in the El Paso, TX property, which costs would have been previously capitalized in prior years under previous accounting standards.  The Company adopted ASC 805-10, Business Combinations on October 1, 2009, which requires purchases of operating properties to be recorded at “full fair value” and transaction costs to be expensed.

The following table summarizes the Company’s gain (loss) on securities transactions for the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09

Gain (Loss) on sale of securities, net	$672,177	$-0-	$1,782,749	($688,504)
Impairment losses	-0-	(106,602)	-0-	(6,000,678)
Gain (Loss) on securities transactions, net	$672,177	($106,602)	$1,782,749	($6,689,182)

During the three and nine months ended June 30, 2009, the Company recognized a loss of $106,602 and $6,000,678, respectively, due to writing down of the carrying value of securities which were considered other than temporarily impaired.  During fiscal 2010, the market for REIT securities has improved and as of June 30, 2010, the Company had a net unrealized gain on its securities portfolio of $6,806,649.  In addition, the Company realized gains of $672,177 and $1,782,749 for the three and nine months ended June 30, 2010.

Interest and dividend income increased $111,029 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 and decreased $32,712 for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.  The increase for the three months was due mainly to an increase in the average balance of securities available for sale for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, partially offset by a decrease in the weighted average yield for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  The average balance of the securities was $32,483,000 and $18,068,000 for the three months ended June 30, 2010 and 2009, respectively, and the weighted average yield for the three months ended June 30, 2010 and 2009 was 6.9% and 11.1%, respectively.  The slight decrease in interest and dividend for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 is due mainly to the decrease in weighted average yield for the nine month period offset by the increase in the average balance of securities available for sale.  The average balance of the securities was $29,344,000 and $17,500,000 for the nine months ended June 30, 2010 and 2009, respectively and the weighted average yield for the nine months ended June 30, 2010 and 2009 was approximately 7.7% and 13%, respectively.

Income (loss) from discontinued operations for the three and nine months ended June 30, 2010 and 2009 includes the results of operations of the Quakertown, Pennsylvania and Greensboro, North Carolina properties which were classified as held for sale as of June 30, 2010.

The following table summarizes the components of discontinued operations:

	Three Months Ended		Nine Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09

Rental and Reimbursement Revenue	$94,175	$137,016	$261,107	$412,367
Real Estate Taxes	(18,542)	(17,674)	(53,888)	(53,020)
Operating Expenses	(9,714)	(4,056)	(24,853)	(8,233)
Interest Expense	(30,807)	(30,807)	(92,422)	(41,251)
Depreciation	(4,908)	(11,026)	(34,352)	(63,586)
Amortization	(7,515)	(7,043)	(22,544)	(369,301)
Income (Loss) from Operations of Property Held for Sale	$22,689	$66,410	$33,048	($123,024)

Cash flows from discontinued operations for the nine months ended June 30, 2010 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Nine Months Ended
	6/30/10	6/30/09

Cash flows from Operating Activities – Discontinued Operations	$89,944	$309,863
Cash flows from Investing Activities – Discontinued Operations	-0-	-0-
Cash flows from Financing Activities – Discontinued Operations	(89,944)	(309,863)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net cash from operating activities of $14,702,526 and $15,034,896 for the nine months ended June 30, 2010 and 2009, respectively.

Real estate investments increased $45,990,307 from September 30, 2009 to June 30, 2010. This increase is due mainly to the purchase of the industrial properties in Memphis, TN, Houston, TX, Dallas,

TX and Ft. Mill, SC totaling $52,988,596 partially offset by depreciation expense for the nine month period of $6,841,604.

Securities available for sale increased $7,531,118 from September 30, 2009 to June 30, 2010.  The increase is due mainly to the purchases of securities of $12,154,669 and an increase in the unrealized gain on securities of $3,009,818 partially offset by sales and redemptions of securities with an adjusted cost of $7,633,369.

Mortgage notes payable increased $21,934,552 from September 30, 2009 to June 30, 2010.  This increase is due to new mortgage proceeds of $31,864,126 from the financing of the following property acquisitions:

Location	Mortgage	Interest Rate
Memphis, TN	$10,000,000	6.250%
Houston, TX	5,400,000	6.875%
Dallas, TX	11,700,000	6.750%
Ft. Mill, SC	4,764,126	7.000%

This increase was offset by principal repayments of $9,929,574 for the nine months ended June 30, 2010.  The Company is scheduled to repay a total of approximately $13,000,000 in mortgage principal in fiscal 2010 and intends to repay these mortgages from funds raised in the DRIP and from cash from operations.

Loans payable decreased $10,275,865 from September 30, 2009 to June 30, 2010.   The decrease was due to repayment of the $15,000,000 balance on the line of credit with the proceeds from the registered direct placement partially offset by draws on the margin loan to purchase securities available for sale.  As of June 30, 2010, the Company had an outstanding balance of $8,787,885 outstanding on its margin loans and $15,000,000 available on its line of credit.

Liquidity and Capital Resources

Net cash provided by operating activities was $14,702,526 and $15,034,896 for the nine months ended June 30, 2010 and 2009, respectively.  Distributions paid on common stock for the nine months ended June 30, 2010 and 2009 were $13,411,375 and $11,162,648, respectively (of which $3,439,157 and $3,204,286, respectively, were reinvested).  The Company pays distributions from cash provided by operating activities.

As of June 30, 2010, the Company owned securities available for sale of $35,355,783 subject to margin loans of $8,787,885.  These marketable securities provide the Company with additional liquidity as well as dividend income.  As of June 30, 2010, the Company had an unrealized gain on its portfolio of $6,806,649.  The dividends received from our investments, which are predominately REIT preferred issues, continue to meet our expectations.

As of June 30, 2010, the Company owned sixty-three properties (sixty-two industrial properties and one shopping center), of which fifty-four carried mortgage loans totaling $213,984,835.  The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s line of credit limit the amount of unencumbered properties which can be mortgaged.  The Company had full availability on its $15,000,000 line of credit as of June 30, 2010.  The Company’s total net debt plus preferred equity to total market capitalization was 51% as of June 30, 2010.

On October 20, 2009, the Company sold 1,730,200 shares of common stock in a registered direct placement at $6.50 per share.  The Company received net proceeds from the offering of approximately $10,400,000 after offering costs.  The Company used the net proceeds to purchase three industrial properties.

On April 23, 2010, the Company sold 4,000,000 shares of common stock in a registered direct placement at $7.50 per share.  The Company received net proceeds from the offering of approximately

$28,200,000 after offering costs.  The Company used the net proceeds to purchase one industrial property, buy out the noncontrolling interest in an industrial property, repay our $15,000,000 line of credit and invest in REIT securities.   The Company intends to make additional acquisitions of industrial properties when investments meeting our investment criteria can be found.

The Company raised $12,773,811 (including reinvestments of $3,439,157) from the issuance of 1,804,882 common shares in the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the nine months ended June 30, 2010.  During the nine months ended June 30, 2010, the Company paid $13,411,375 in total cash dividends or $.45 per common share to common shareholders, of which $3,439,157 was reinvested in the DRIP.  On July 1, 2010, the Board of Directors declared a dividend of $0.15 per common share to be paid on September 15, 2010 to common shareholders of record as of August 16, 2010.

During the nine months ended June 30, 2010, the Company paid $1,890,911 in preferred dividends.  On July 1, 2010, the Board of Directors declared a dividend of $.4766 per share of the Company’s 7.625% Series A Cumulative Redeemable Preferred Stock payable September 15, 2010, to preferred shareholders of record as of August 16, 2010.

During the nine months ended June 30, 2010, six employees exercised options to purchase 116,185 shares of common stock at an average exercise price of $6.58.  Total proceeds to the Company were $764,296.

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

The Company seeks to invest in well-located, modern buildings leased to investment grade tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  As of June 30, 2010, no tenant leased more than 5% of the Company’s total leased square footage with the exception of FDX and its subsidiaries, which leased 49% of our total leased square footage, and the Mead Corporation, which leased 6% of our total leased square footage.  The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the nine months ended June 30, 2010 was FDX and its subsidiaries.  Annualized rent and reimbursement revenue from FDX and FDX subsidiaries is estimated at approximately 57% of total rental and reimbursement revenue for fiscal year 2010.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

The Company intends to acquire additional net-leased industrial properties on long-term leases to investment grade tenants and expand its current properties when needed.  The Company has historically financed purchases of real estate and expansions primarily through mortgages.   To the extent that funds or appropriate properties are not available, fewer acquisitions and expansions will be made.

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

The Company’s FFO for the three and nine months ended June 30, 2010 and 2009 is calculated as follows:

                                             Three Months Ended

        Nine Months Ended

	6/30/2010	6/30/2009	6/30/10	6/30/09

Net Income (Loss)	$2,415,898	$1,927,136	$8,121,974	($408,516)
Income Attributable to Noncontrolling Interest	(52,362)	(38,084)	(151,628)	(92,771)
Preferred Dividend	(630,304)	(630,304)	(1,890,911)	(1,890,911)
Depreciation Expense	2,337,472	2,136,230	6,841,604	6,310,857
Depreciation Expense Related to Discontinued Operations	4,908	11,026	34,352	63,586
Amortization of In-Place Lease Intangible Assets	262,855	286,463	772,346	859,386
Amortization of In-Place Lease Intangible Assets Related to Discontinued Operations	-0-	-0-	-0-	359,911
FFO	$4,338,467	$3,692,467	$13,727,737	$5,201,542

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended June 30, 2010 and 2009:

	Nine Months Ended
	2010	2009

Operating Activities	$14,702,526	15,034,896
Investing Activities	(52,541,485)	(6,629,633)
Financing Activities	42,975,058	(5,400,541)

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

The Company’s President and Chief Executive Officer and Chief Financial and Accounting Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings. – None
Item 1A.

Risk Factors.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None
Item 3.	Defaults Upon Senior Securities. – None
Item 4.	(Removed and Reserved).
Item 5.	Other Information. – None
Item 6.	Exhibits.
10.1

Amendment to Employment Agreement – Maureen E. Vecere, dated June 7, 2010 (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on June 7, 2010)(Registration No. 001-33177).

10.1

Fourth Amendment to Employment Agreement – Eugene W. Landy, dated July 13, 2010 (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on July 13, 2010)(Registration No. 001-33177).

31.1	Certification of Eugene W. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
31.2	Certification of Maureen E. Vecere, Chief Financial and Accounting Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Eugene W.  Landy, President and Chief Executive Officer, and Maureen E. Vecere, Chief Financial and Accounting Officer (Furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date	August 5, 2010	By: /s/ Eugene W. Landy
Eugene W. Landy
President and Chief Executive Officer

Date:	August 5, 2010	By: /s/ Maureen E. Vecere
Maureen E. Vecere
Chief Financial and Accounting Officer