Form 10-K
period 2010-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2010-12-09
CIK 67625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2010

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

Common Stock      $.01 par value per share – New York Stock Exchange

7.625% Series A Cumulative Redeemable Preferred Stock   $.01 par value per share, $25 liquidation value per share – New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ___Yes X No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ___Yes X No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X  Yes   __ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   __ Yes   __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act :

Large accelerated filer

                Accelerated filer

   X

Non-accelerated filer

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes X No

The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 31, 2010 was approximately $212,870,000 (based on the $8.41 closing price per share of common stock).

There were 34,098,940 shares of Common Stock outstanding as of December 1, 2010.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

Item No.		Page No.
	Part I
1	Business.	3
1A	Risk Factors.	6
1B	Unresolved Staff Comments.	15
2	Properties.	16
3	Legal Proceedings.	20
4	(Removed and Reserved).	20

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	21
6	Selected Financial Data.	24
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26
7A	Quantitative and Qualitative Disclosures about Market Risk.	42
8	Financial Statements and Supplementary Data.	43
9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.	44
9A	Controls and Procedures.	44
9B	Other Information.	45

	Part III
10	Directors, Executive Officers and Corporate Governance.	46
11	Executive Compensation.	48
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	63
13	Certain Relationships and Related Transactions, and Director Independence.	65
14	Principal Accounting Fees and Services.	66

	Part IV
15	Exhibits, Financial Statement Schedules.	68

	Signatures	124

2

PART I

ITEM 1 – BUSINESS

General Development of the Business

In this 10-K, “we”, “us’, “our”, “MREIC” or “the Company”, refers to Monmouth Real Estate Investment Corporation, together with its predecessors and subsidiaries, unless the context requires otherwise.

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

The Company was established in 1968 as a New Jersey Business Trust (NJBT).  In 1990, the NJBT merged into a newly formed Delaware corporation.  On May 15, 2003, the Company changed its state of incorporation from Delaware to Maryland by merging with and into a Maryland corporation (the Reincorporation).  The Reincorporation was approved by the Company’s shareholders at the Company’s annual meeting on May 6, 2003.  In 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MREIC Financial, Inc.  MREIC Financial, Inc. had no activity from inception through September 30, 2010.

On July 31, 2007, the Company completed its strategic combination with Monmouth Capital Corporation (Monmouth Capital), a New Jersey Corporation (the merger).  As a result of the merger, each share of Monmouth Capital’s common stock outstanding at the time of the merger was converted into and exchanged for the right to receive .655 shares of the Company’s common stock and the Company became the owner of all of the outstanding stock of Monmouth Capital.  As a result of this transaction, the Company issued 3,727,706 shares of common stock valued at approximately $32,400,000.  The total cost of the merger paid by the Company was approximately $33,970,000, which included the value of outstanding stock options of Monmouth Capital and certain transaction costs.  The assets and liabilities of Monmouth Capital as of the effective time of the merger were recorded by the Company at their respective fair values and added to those of the Company.  Monmouth Capital remains a wholly-owned subsidiary of the Company.

The Company’s primary business is the ownership of real estate.  Its investment focus is to own net leased industrial properties which are leased primarily to investment-grade tenants on long-term leases.    In addition, the Company holds a portfolio of REIT securities.

Narrative Description of Business

Currently, the Company derives its income primarily from real estate rental operations. Rental and reimbursement revenue was $45,212,822, $41,318,498 and $39,148,259 for the years ended September 30, 2010, 2009 and 2008, respectively.  Total assets were $454,118,797 and $394,994,437 as of September 30, 2010 and 2009, respectively.

As of September 30, 2010, the Company had approximately 6,971,000 square feet of property, of which approximately 3,393,000 square feet, or approximately 49%, was leased to Federal Express Corporation (FDX) and subsidiaries (15% to FDX and 34% to FDX subsidiaries) and approximately 388,700 square feet in St Joseph, Missouri, or approximately 6% was leased to Mead Corporation, which subleased the space to Hallmark Cards, Incorporated.  During fiscal 2010, 2009, and 2008, the only tenants that accounted for more than 5% of our total rental and reimbursement revenue were FDX and subsidiaries and Keebler/Kellogg.  Rental and reimbursement revenue from FDX and subsidiaries totaled approximately $26,160,000, $24,526,000 and $21,918,000 for the years ended September 30, 2010, 2009 and 2008, respectively.  During fiscal 2010, 2009 and 2008, rental income and occupancy charges from properties leased to these tenants was approximated 61%, 64% and 61% of total rental and reimbursement revenue, respectively.  Rental and reimbursement revenue from Keebler/Kellogg totaled approximately $1,838,000, $2,044,000 and $2,081,000 for the years ended September 30, 2010, 2009 and 2008, respectively.

The Company’s weighted-average lease expiration was approximately 5.0 years as of September 30, 2010 and 2009 and its average rent per occupied square foot as of September 30, 2010 and 2009 was $5.81 and $5.64, respectively.  At September 30, 2010 and 2009, the Company’s occupancy was 96%.

At September 30, 2010, the Company owned sixty-three rental properties. (See Item 2 for a detailed description of the properties.)  These properties are located in twenty-five states:  Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Missouri, Mississippi, North Carolina, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and

Wisconsin.  All properties are leased on a net basis except an industrial park in Monaca, Pennsylvania and a shopping center in Somerset, New Jersey.

In fiscal 2010, the Company purchased four industrial properties totaling approximately 838,000 square feet for a total cost of approximately $53,140,000.  In fiscal 2009, the Company purchased a 40,000 square foot industrial property in Topeka, Kansas for a total cost of approximately $4,088,000.  In addition, in fiscal 2010, the Company completed the acquisition of the remaining 35% noncontrolling interest in Jones EPI, LLC (Jones EPI), for approximately $949,000.  Jones EPI owns a 92,000 square foot industrial building in El Paso, Texas.

In the first quarter of 2011, the Company purchased two industrial properties totaling approximately 448,000 square feet for approximately $20,350,000.  The Company anticipates additional acquisitions in 2011.  The funds for these additional acquisitions are expected to come from mortgages, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), private placements and public offerings or placements of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.  Because of the contingent nature of contracts to purchase real property, the Company generally announces acquisitions only upon closing.

The Company competes with other investors in real estate for attractive investment opportunities.  These investors include other “equity” real estate investment trusts, limited partnerships, syndications and private investors, among others.   Competition in the market areas in which the Company operates is significant and affects the Company’s ability to acquire or expand properties, occupancy levels, rental rates, and operating expenses of certain properties.  Management has built relationships with merchant builders which have historically provided the Company with investment opportunities which fit the Company’s investment policy however the amount of construction of new industrial properties has significantly decreased in recent years due to the economic recession and subsequent low levels of GDP growth.

The Company continues to invest in both debt and equity securities of other REITs.  The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of the funds. This securities portfolio, to the extent not pledged to secure borrowings, provides the Company with liquidity and additional income.  Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.  From time to time, the Company may use derivative instruments to mitigate interest rate risk.  At September 30, 2010 and 2009, the Company had $42,517,725 and $27,824,665, respectively, of securities available for sale.  The unrealized net gain on securities available for sale at September 30, 2010 and 2009 was $10,116,057 and $3,796,831, respectively.

Investment and Other Policies

The Company’s investment policy is to concentrate its investments in the area of long-term net-leased industrial properties primarily to investment-grade tenants.  The Company’s strategy is to obtain a favorable yield spread between the income from the net-leased industrial properties and mortgage interest costs.  In addition, management believes that investments in well-located industrial properties provide a potential for long-term capital appreciation.  There is the risk that, upon expiration of current leases, the properties will become vacant or re-leased at lower rents.  The results obtained by the Company by re-leasing the properties will depend on the market for industrial properties at that time.

The Company seeks to invest in well-located, modern buildings leased pursuant to long-term leases primarily to investment grade tenants.  In management’s opinion, the newly built facilities leased to FDX or FDX subsidiaries meet these criteria. The Company has a concentration of properties leased to FDX and FDX subsidiaries.  This is a risk factor that shareholders should consider.  FDX is a publicly-owned corporation and information on its financial and business operations is readily available to the Company’s shareholders.

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

Property Management

All of the Company’s wholly-owned properties and the shopping center in Somerset, N.J. in which the Company holds a two-thirds interest are managed on behalf of the Company by Cronheim Management Services, Inc. (CMS), a division of David Cronheim Company, a related party as discussed in Note No. 13 to the Consolidated Financial Statements.  CMS provides sub-agents as regional managers for the Company’s properties.  During fiscal 2010, 2009 and 2008, the Company was subject to management contracts with CMS. For calendar 2010, the management fee was fixed at $380,000 per year, plus the estimated cost of the subagents’ fees of $76,000.  For each of the calendar years 2009 and 2008, the management fee was fixed at $380,000, from which CMS compensated the subagents.   CMS also received $22,773, $20,352 and $3,219 in lease commissions in 2010, 2009 and 2008, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $100,000, $-0- and $-0- in mortgage brokerage commissions in 2010, 2009 and 2008.

The industrial property in Carlstadt, New Jersey is owned by Palmer Terrace Realty Associates, LLC.  The Company owns 51% of Palmer Terrace Realty Associates, LLC.  This property is managed by Marcus Associates, an entity affiliated with the 49% noncontrolling interest.   Management fees paid to Marcus Associates for 2010, 2009 and 2008 totaled $15,804, $14,399, $12,993, respectively.

The industrial property in Wheeling, Illinois is owned by Wheeling Partners, LLC.  The Company owns approximately 63% of Wheeling Partners, LLC.  This property is managed by Jones Development Company, an entity affiliated with the 37% noncontrolling interest.  Management fees paid to Jones Development Company for 2010, 2009 and 2008 were $13,855, $13,855, and $13,651, respectively.

The industrial property in El Paso, Texas, is owned by Jones EPI, LLC.  During 2010, the Company purchased the remaining 35% noncontrolling interest in Jones EPI, LLC.  This property was managed by Jones Development Company, an entity affiliated with the former 35% noncontrolling interest. Management fees paid to Jones Development Company for 2010, 2009 and 2008 were $2,782, $6,676 and $6,676, respectively.

Additional information about the Company can be found on the Company’s website which is located at www.mreic.com.   The Company makes available, free of charge, on or through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).  You can also read and copy any materials the Company files with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330).  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our business is substantially dependent on Federal Express Corporation.  FDX is our largest tenant. As of September 30, 2010, FDX and its subsidiaries leased approximately 49% of the total square footage that we own.  Annualized rental income and occupancy charges from FDX and its subsidiaries are estimated at approximately 57% of total rental and reimbursement revenue for fiscal 2010.  If FDX were to terminate its leases with us or become unable to make lease payments because of a downturn in its business or otherwise, our financial condition and ability to make expected distributions would be materially and adversely affected.

We are subject to risks involved in single tenant leases.  We focus our acquisition activities on real properties that are net leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property. In addition, we will be responsible for 100% of the operating costs following a vacancy at a single tenant building.

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

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.  We mortgage many of our properties to secure payment of indebtedness and if we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure of one or more of our properties could adversely affect our financial condition, results of operations, cash flow, and ability to service debt and make distributions and the market price of our preferred and common stock.

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

We may become more highly leveraged, resulting in increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.  We have incurred, and may continue to incur, indebtedness in furtherance of our activities.  Our governing documents do not limit the amount of indebtedness we may incur. Accordingly, our board of directors may vote to incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT. We could therefore become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions to stockholders.

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

Other Risks

Current economic conditions, including recent volatility in the capital and credit markets, could harm our business, results of operations and financial condition.  The United States is continuing to experience the effects of an economic recession, during which the capital and credit markets experienced extreme volatility and disruption. The current economic environment has been affected by dramatic declines in the stock and housing markets, increases in foreclosures, unemployment and living costs as well as limited access to credit. This economic situation has impacted and is expected to continue to impact consumer spending levels. A sustained economic downward trend could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity, bankruptcy or other reasons. Our ability to lease space and negotiate rents at advantageous rates could also be affected in this type of economic environment. Additionally, if markets again experience periods of volatility, access to capital and credit markets could be disrupted over a more extended period, which may make it difficult to obtain the financing we may need for future growth and/or to meet our debt service obligations as they mature. Any of these events could harm our business, results of operations and financial condition.

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

Moreover, difficult conditions in the financial markets and the economy generally, have caused many lenders to suffer substantial losses, thereby causing many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. As a result, the real estate debt markets are continuing to experience  a period of uncertainty, which may reduce our access to funding alternatives, or our ability to refinance debt on favorable terms, or at all. In addition, market conditions, such as the current global economic environment, may also hinder our ability to sell strategically identified assets and access the debt and equity capital markets. If these conditions persist, we may need to find alternative ways to access cash to fund our business, including distributions to shareholders.  Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would, all of which could adversely affect our profitability. If we are unable to generate, borrow or raise adequate cash to fund our business through traditional or alternative means, our business, operations, financial condition and distribution to shareholders will be adversely affected.

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

The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation. In our charter, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with our affiliated company UMH, a Maryland corporation.

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

To the extent we pay out in excess of 100 percent of our taxable income for any tax year, we may be able to carry forward such excess to subsequent years to reduce our required distributions for purposes of the 4 percent excise tax in such subsequent years. We intend to pay out our income to our stockholders in a manner intended to satisfy the distribution requirement. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax.

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

There is a risk of changes in the tax law applicable to real estate investment trusts.  Because the IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

We may be unable to comply with the strict income distribution requirements applicable to REITs.  To maintain qualification as a REIT under the Code, a REIT must annually distribute to its stockholders at least 90% of its REIT taxable income, excluding the dividends paid deduction and net capital gains. This requirement limits our ability to accumulate capital. We may not have sufficient cash or other liquid assets to meet the distribution requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for our funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received, because expenses may have to be paid before a deduction is allowed, because deductions may be disallowed or limited or because the IRS may make a determination that adjusts reported income. In those situations, we might be required to borrow funds or sell properties on adverse terms in order to meet the distribution requirements and interest and penalties could apply which could adversely affect our financial condition. If we fail to make a required distribution, we would cease to be taxed as a REIT.

Notwithstanding our status as a REIT, we are subject to various federal, state and local taxes on our income and property.  For example, we will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains; provided, however, that properly designated undistributed capital gains will effectively avoid taxation at the stockholder level. We may be subject to other Federal income taxes and may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for Federal income tax purposes.

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

The following table sets forth certain information concerning the Company’s real estate investments as of September 30, 2010:

					Mortgage
		Fiscal Year		Square	Balance
State	City	Acquisition	Type	Footage	9/30/10

AL	Huntsville	2005	Industrial	56,698	$1,810,614
AZ	Tolleson	2003	Industrial	288,211	6,682,378
CO	Colorado Springs	2006	Industrial	68,370	2,773,111
CO	Denver	2005	Industrial	69,865	2,569,648
CT	Newington	2001	Industrial	54,812	1,261,380
FL	Cocoa	2008	Industrial	89,101	6,595,167
FL	Ft. Myers	2003	Industrial	90,020	2,392,393
FL	Jacksonville	1999	Industrial	95,883	3,024,551
FL	Lakeland	2007	Industrial	31,096	1,375,000
FL	Orlando	2008	Industrial	110,638	5,499,752
FL	Punta Gorda	2007	Industrial	34,624	2,605,395
FL	Tampa (FDX Gr)	2004	Industrial	170,779	10,124,312
FL	Tampa (FDX)	2006	Industrial	95,662	5,101,276
FL	Tampa (Kellogg)	2007	Industrial	68,385	2,811,162
GA	Augusta (FDX Gr)	2005	Industrial	59,358	1,825,238
GA	Augusta (FDX)	2007	Industrial	30,332	1,119,967
GA	Griffin	2006	Industrial	217,970	8,871,154
IA	Urbandale	1994	Industrial	36,150	-0-
IL	Burr Ridge	1997	Industrial	12,477	279,567
IL	Elgin	2002	Industrial	89,052	2,863,756
IL	Granite City	2001	Industrial	184,800	5,083,024
IL	Montgomery	2007	Industrial	171,200	5,508,809
IL	Schaumburg	1997	Industrial	73,500	669,648
IL	Wheeling (1)	2007	Industrial	123,000	5,564,064
KS	Edwardsville	2003	Industrial	179,280	2,898,618
KS	Topeka	2009	Industrial	40,000	2,519,764
MD	Beltsville	2001	Industrial	149,384	8,855,438
MI	Orion	2007	Industrial	193,371	11,221,324
MI	Romulus	1998	Industrial	72,000	774,038
MN	White Bear Lake	2007	Industrial	59,425	1,874,187
MO	Kansas City	2007	Industrial	65,067	2,968,112
MO	Liberty	1998	Industrial	98,200	1,174,449
MO	O' Fallon	1994	Industrial	102,135	-0-
MO	St. Joseph	2001	Industrial	388,671	4,468,055
MS	Ridgeland (Jackson)	1993	Industrial	26,340	-0-
MS	Richland	1994	Industrial	36,000	-0-
NC	Fayetteville	1997	Industrial	148,000	3,534,119
NC	Greensboro	1993	Industrial	40,560	-0-

					Mortgage
		Fiscal Year		Square	Balance
State	City	Acquisition	Type	Footage	9/30/2010
NC	Monroe	2001	Industrial	160,000	2,214,178
NC	Winston-Salem	2002	Industrial	106,507	3,496,982
NE	Omaha	1999	Industrial	88,140	1,291,038
NJ	Carlstadt (2)	2007	Industrial	59,400	2,563,586
NJ	Somerset (3)	1970	Shopping Center	42,773	-0-
NY	Cheektowaga	2007	Industrial	104,981	1,834,042
NY	Orangeburg	1993	Industrial	50,400	-0-
OH	Bedford Heights	2007	Industrial	84,600	3,594,886
OH	Richfield	2006	Industrial	79,485	4,855,143
OH	West Chester Twp	2000	Industrial	103,818	3,250,388
PA	Monaca	1997	Industrial	291,474	-0-
PA	Quakertown	2007	Industrial	37,660	2,437,500
SC	Hanahan (Norton)	2005	Industrial	306,000	7,268,255
SC	Hanahan (FDX Gr)	2005	Industrial	91,776	2,509,252
SC	Ft. Mill	2010	Industrial	112,784	4,642,008
TN	Chattanooga	2007	Industrial	67,775	2,712,769
TN	Memphis	2010	Industrial	449,900	9,731,034
TN	Shelby County	2007	Land	N/A	-0-
TX	Carrollton (Dallas)	2010	Industrial	184,317	11,431,445
TX	El Paso	2007	Industrial	91,854	5,084,847
TX	Houston	2010	Industrial	91,295	5,172,685
VA	Charlottesville	1999	Industrial	49,900	971,514
VA	Richmond (Carrier)	2007	Industrial	60,000	-0-
VA	Richmond (FDX)	2001	Industrial	112,870	2,543,582
VA	Roanoke	2007	Industrial	83,000	4,073,232
WI	Cudahy	2001	Industrial	139,564	2,200,025
				6,970,689	$210,577,861

(1) The Company owns a 63.336% controlling equity interest. (2) The Company owns a 51% controlling equity interest. (3) The Company has an undivided 2/3 interest.

The following table sets forth certain information concerning the principal tenants and leases for the Company’s properties shown above:

State	City	Tenant	Annualized Rent	Lease Expiration

AL	Huntsville	FedEx Ground Package System. Inc	$278,000	08/31/14
AZ	Tolleson	Western Container Corp	1,248,000	04/30/12
CO	Colorado Springs	FedEx Ground Package System. Inc	644,000	09/30/18
CO	Denver	FedEx Ground Package System. Inc	564,000	07/31/18
CT	Newington	Keebler Company	340,000	02/28/11 (1)
FL	Cocoa	FedEx Ground Package System. Inc	739,000	11/19/16
FL	Ft. Myers	FedEx Ground Package System. Inc	400,000	10/31/11
FL	Jacksonville	Federal Express Corporation	575,000	05/31/13
FL	Lakeland	Federal Express Corporation	165,000	11/30/12
FL	Orlando	Federal Express Corporation	646,000	11/30/17
FL	Punta Gorda	Federal Express Corporation	304,000	06/30/17
FL	Tampa	FedEx Ground Package System. Inc	1,412,000	01/31/19
FL	Tampa	Federal Express Corporation	572,000	09/30/17
FL	Tampa	Kellogg Sales Company	444,000	12/31/11
GA	Augusta	FedEx Ground Package System. Inc	453,000	06/30/18
GA	Augusta	Federal Express Corporation	142,000	11/30/12
GA	Griffin	Caterpillar Logistics Services, Inc.	1,169,000	11/30/16
IA	Urbandale	Keystone Automotive	129,000	03/31/17
IL	Burr Ridge	Sherwin-Williams Company	161,000	10/31/14
IL	Elgin	Joseph T. Ryerson	614,000	01/31/12
IL	Granite City	Anheuser-Busch, Inc.	1,147,000	05/31/11 (1)
IL	Montgomery	Home Depot USA, Inc.	875,000	06/30/15
IL	Schaumburg (2)	Federal Express Corporation	496,000	03/31/17
IL	Wheeling (3)	FedEx Ground Package System. Inc	1,386,000	05/31/17
KS	Edwardsville	Carlisle Tire & Wheel Company	675,000	05/31/12
KS	Topeka	Coca Cola Enterprises, Inc.	332,000	09/30/21
MD	Beltsville	FedEx Ground Package System. Inc	1,426,000	07/31/18
MI	Orion	FedEx Ground Package System. Inc	1,285,000	06/30/17
MI	Romulus	Federal Express Corporation	450,000	05/31/11 (1)
MN	White Bear Lake	Federal Express Corporation	433,000	04/30/11 (1)
MO	Kansas City	Kellogg Sales Company	368,000	07/31/12
MO	Liberty	Vacant	-0-	N/A
MO	O' Fallon	Pittsburgh Glass Works	449,000	06/30/12
MO	St. Joseph (4)	Mead Corporation	1,204,000	11/30/15
MS	Jackson (5)	Graybar Electric Company	109,000	07/31/19
MS	Richland	Federal Express Corporation	140,000	03/31/14
NC	Fayetteville	Maidenform, Inc.	396,000	12/31/12
NC	Greensboro	Vacant	-0-	N/A

				Lease
State	City	Tenant	Annualized Rent	Expiration

NC	Monroe	HD Supply, Inc.	594,000	10/31/11
NC	Winston-Salem	FedEx Ground Package System, Inc.	637,000	12/31/11
NE	Omaha	Federal Express Corporation	535,000	10/31/13
NJ	Carlstadt (3)	Macy’s East, Inc.	451,000	03/31/14
NJ	Somerset (6)	Various	455,000	Various
NY	Cheektowaga	FedEx Ground Package System, Inc	966,000	08/31/19
NY	Orangeburg	Keebler Company	353,000	02/28/11 (1)
OH	Bedford Heights	Federal Express Corporation	456,000	08/31/13
OH	Richfield	FedEx Ground Package System, Inc.	645,000	10/31/16
OH	West Chester Twp	RPS Ground (FDX)	499,000	08/31/13
PA	Monaca	Various	447,000	Various
PA	Quakertown	MagiKitch’n	286,000	03/31/15
SC	Ft. Mill	FedEx Ground Package System, Inc.	1,024,000	09/30/19
SC	Hanahan	Norton McNaughton of Squire, Inc.	1,301,000	04/29/15
SC	Hanahan	FedEx Ground Package System, Inc.	675,000	07/31/18
TN	Chattanooga	Federal Express Corporation	370,000	10/27/12
TN	Memphis	FedEx Supply Chain Services, Inc.	1,281,000	05/31/19
TN	Shelby County	N/A- Land	-0-	N/A
TX	Dallas (Carrollton)	Carrier Enterprises, LLC.	1,518,000	01/11/19
TX	El Paso	FedEx Ground Package System, Inc.	668,000	09/30/15
TX	Houston	National Oilwell DHT, L.P.	721,000	09/30/22
VA	Charlottesville	Federal Express Corporation	368,000	08/31/12
VA	Richmond	Carrier Sales	396,000	05/31/11
VA	Richmond	Federal Express Corporation	677,000	10/21/14
VA	Roanoke	DHL	562,000	12/07/16
WI	Cudahy	FedEx Ground Package System, Inc.	901,000	06/30/17
			$38,956,000

(1)

Extension has been executed.  See renewal chart below.

(2)

Lease has an early termination option in 2012.

(3)

Estimated annual rent is the full rent per the lease.  The Company consolidates the results of these properties due to its controlling equity interest.

(4)

Subleased to Hallmark.

(5)

Lease has an early termination option in 2014.

(6)

The Company owns an undivided 2/3 interest. Estimated annual rent reflects the Company’s proportionate share of the total rent.

All improved properties were 100% occupied at September 30, 2010 except for the following:

Property	Square Footage	Occupancy

Monaca, PA	291,474	58%
Somerset, NJ	42,773	96%
Liberty, MO	98,200	-0-%
Greensboro, NC	40,560	-0-%

The Company’s weighted-average lease expiration was 4.9 and 5.0 years as of September 30, 2010 and 2009, respectively.

Our average occupancy rates for the years 2010, 2009, 2008, 2007 and 2006 were 96%, 96%, 97%, 98% and 96%, respectively.  The average effective annual rent per square foot for 2010, 2009, 2008, 2007 and 2006 was $5.81, $5.64, $5.28, $5.47 and $4.94, respectively.

The Company extended the following leases which were scheduled to expire in fiscal 2010:

Property	Tenant	Square feet	Former Rent PSF	Previous Lease Expiration	Renewal Rent PSF	New Lease Expiration	Renewal Term (years)

Richmond, VA	FDX	112,870	$6.43	10/21/09	$6.00	10/21/14	5.0
Burr Ridge, IL	Sherwin Williams	12,477	12.08	10/31/09	12.92	10/31/14	5.0
Orangeburg, NY	Keebler	50,400	7.00	12/31/09	7.00	2/28/11	1.2
Tampa, FL	Kelloggs	68,385	6.49	12/31/09	5.50	12/31/11	2.0
Montgomery, IL	Home Depot	171,200	5.24	6/30/10	5.11	6/30/15	5.0
Charlottesville, VA	FDX	49,900	7.37	8/31/10	7.37	8/31/12	2.0

Weighted Average			$6.43		$6.04		3.8

The Company extended the following leases which were scheduled to expire in fiscal 2011:

Property	Tenant	Square feet	Former Rent PSF	Previous Lease Expiration	Renewal Rent PSF	New Lease Expiration	Renewal Term (years)

Orangeburg, NY	Keebler	50,400	$7.00	2/28/11	$7.00	2/28/12	1.0
Newington, CT	Keebler	54,812	6.54	2/28/11	6.54	2/28/12	1.0
White Bear Lake, MN	FDX	59,425	7.29	4/30/11	7.29	11/30/12	1.6
Granite City, IL	Anheuser Busch	184,800	6.21	5/31/11	4.16	5/31/16	5.0
Romulus, MI	FDX	72,000	6.24	5/31/11	5.15	5/31/21	10.0

Weighted Average			$6.50		$5.42		4.4

The following table presents certain information with respect to the Company’s leases expiring in the next ten years:

Fiscal Year of Expiration	No. of Tenants	Total Area Expiring (Sq Ft)	Current Annual Rent - $	Percent of Gross Annual Rent - %

Vacant		263,667	$-0-	-0-
2011	2	219,586	1,055,283	3
2012	14	1,338,019	6,859,087	19
2013	8	620,929	3,092,559	8
2014	6	243,268	1,234,444	3
2015	8	735,679	3,979,494	11
2016	3	654,327	2,592,769	7
2017	11	1,165,427	7,664,483	21
2018	6	549,391	4,409,168	12
2019	6	1,049,101	4,854,847	13
2020	0	-0-	-0-	-0-
Thereafter	2	131,295	830,103	3
Total	66	6,970,689	$36,572,237	100

ITEM 3 – LEGAL PROCEEDINGS

None.

ITEM 4 – REMOVED AND RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

    STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

    SECURITIES

Since June 1, 2010, the common stock of Monmouth Real Estate Investment Corporation has been traded on the New York Stock Exchange, under the symbol “MNR”.  Previously, the common stock was traded on the NASDAQ Global Select Market.   The per share range of high and low market prices and distributions paid to common shareholders during each fiscal quarter of the last two fiscal years were as follows:

  Fiscal 2010

         Fiscal 2009

Market Price

        Market Price

Fiscal Qtr.	High	Low	Distrib.	Fiscal Qtr.	High	Low	Distrib.

First	$7.55	$6.60	$.15	First	$7.80	$5.05	$.15
Second	8.74	6.92	.15	Second	7.05	4.36	.15
Third	8.87	7.00	.15	Third	6.92	5.53	.15
Fourth	8.10	7.11	.15	Fourth	7.21	5.70	.15
			$ .60				$ .60

On November 30, 2010, the closing price of our common stock was $8.13.

As of November 30, 2010, there were 1,218 shareholders of record who held shares of common stock of the Company.

It is the Company’s intention to continue making quarterly distributions.  On October 1, 2010, the Company declared a dividend of $.15 per share to be paid on December 15, 2010 to common shareholders of record on November 15, 2010.  The Company's annual dividend rate on its common stock is currently $0.60 per share. The Company paid the distributions from cash flows from operations.  Future common stock dividend policy will depend on the Company’s earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the board of directors.

During fiscal 2010, the Company sold 5,730,200 shares of common stock in two registered direct placements.  The Company received net proceeds from these two offerings of approximately $38,600,000.  The Company invested most of the proceeds of these offerings in acquisitions of four industrial properties.

As of September 30, 2010, the Company had outstanding 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value $.01 per share (Series A Preferred Stock).  The Series A Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock and equal to any equity securities that we may issue in the future, the terms of which specifically provide that such equity securities rank equal to the Series A Preferred Stock.  We are required to pay cumulative dividends on the Series A Preferred Stock in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation value per share.

On October 14, 2010, the Company issued 817,250 shares of its Series A Preferred Stock in a registered direct placement at a price of $24.00 per share.  The Company received net proceeds from the Series A Preferred Stock offering of approximately $19,000,000 and intends to use such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including the possible repayment of indebtedness.  The Company now has a total of 2,139,750 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of approximately $53,500,000.

On October 1, 2010, the board of directors declared a quarterly dividend of $0.4766 per share on the Company's Series A Preferred Stock payable December 15, 2010, to shareholders of record on November 15, 2010.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $1.90625 per share.

Issuer Purchases of Equity Securities

On March 3, 2009, the board of directors approved a Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock.  The repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the repurchase program will be held as treasury shares.  During fiscal year 2009, the Company purchased 5,000 shares of its common stock for $4.92 per share for a total $24,905 on the open market.  There were no purchases under the repurchase program in fiscal year 2010.   The maximum dollar value that may be purchased under the repurchase program as of September 30, 2010 is $9,975,095.

Equity Compensation Plan Information

The following table summarizes information, as of September 30, 2010, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	1,378,600	$7.81	1,024,485

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	1,378,600	$7.81	1,024,485

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

	September 30,
	2010	2009	2008	2007	2006
OPERATING DATA:
Rental and Reimbursement Revenue	$45,212,822	$41,318,498	$39,148,259	$28,237,404	$24,698,242
Gain (Loss) on Securities Transactions, net	2,609,149	(6,601,460)	(3,660,283)	156,723	50,983
Interest and Dividend Income	2,510,909	2,502,253	1,871,262	1,467,444	1,028,151
Total Expenses	24,156,744	21,338,477	20,494,612	15,217,382	12,389,029
Gain (Loss) on Sale of
Investment Property	-0-	-0-	6,790,616	4,634,564	(28,385)
Interest Expense	14,822,725	13,897,398	13,138,767	8,969,087	8,298,077
Income from Continuing Operations	11,353,411	1,983,416	3,725,859	5,699,804	5,090,270
Discontinued Operations	(138,159)	(176,532)	7,436,780	5,117,834	1,075,318
Net Income	11,215,252	1,806,884	11,162,639	10,842,340	6,165,588
Net Income (Loss) Applicable to MREIC’s Common Shareholders	8,486,301	(868,313)	8,501,551	8,947,885	6,165,588
Income from Continuing Operations Per Share Basic	.37	.07	.15	.27	.26
Diluted	.37	.07	.15	.27	.26
Net Income (Loss) Attributable to MREIC’s Common Shareholders per share
Basic	.28	(.03)	.35	.41	.32
Diluted	.28	(.03)	.35	.41	.31

BALANCE SHEET DATA:
Total Assets	$454,118,797	$394,994,437	$389,077,597	$366,908,245	$241,906,933
Real Estate Investments, Net	389,588,435	345,880,581	346,605,272	321,409,179	220,210,796
Mortgage Notes Payable	210,577,861	192,050,283	191,947,632	174,352,038	122,194,039
Subordinated Convertible Debentures	13,990,000	13,990,000	14,990,000	14,990,000	-0-
7.625% Cumulative Redeemable Preferred Stock	33,062,500	33,062,500	33,062,500	33,062,500	-0-
Shareholders’ Equity	215,512,472	164,891,150	159,910,964	167,214,302	107,566,977

CASH FLOW DATA:
Net Cash Provided (Used) By:
Operating Activities	$18,995,659	$19,591,455	$17,438,835	$13,224,299	$11,991,556
Investing Activities	(55,701,769)	(11,655,914)	(39,831,002)	(25,526,868)	(32,691,106)
Financing Activities	37,439,775	(7,202,915)	16,345,092	21,668,476	16,806,026

	September 30,
OTHER INFORMATION:	2010	2009	2008	2007	2006

Average Number of Common
Shares Outstanding - Basic	30,371,217	24,981,427	24,131,497	21,050,803	19,555,278
Funds from Operations*	$19,108,910	$9,152,310	$11,397,238	$11,606,920	$11,753,324
Cash Dividends Per Common Share	.60	.60	.60	.60	.60

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

The Company’s FFO is calculated as follows:

	2010	2009	2008	2007	2006

Net Income	$11,215,252	$1,806,884	$11,162,639	$10,792,936	$6,165,588
Less: Net (Income)Loss to Noncontrolling Interest	(207,737)	(153,983)	(139,744)	24,702	-0-
Less: Preferred Dividend	(2,521,214)	(2,521,214)	(2,521,344)	(1,869,753)	-0-
(Gain) Loss on Sale of Investment Property (A)	-0-	-0-	(6,790,616)	(4,634,564)	28,385
Depreciation	9,282,829	8,553,869	7,892,129	6,302,512	4,869,134
Depreciation Related to Discontinued Operations	123,983	23,118	135,056	255,405	320,409
Amortization of In-Place Lease Intangible Assets	1,215,797	1,443,636	1,659,118	735,682	369,808

FFO	$19,108,910	$9,152,310	$11,397,238	$11,606,920	$11,753,324

(A) Consists of the gain on sale of the Franklin, MA and Ramsey, NJ properties in 2008, the gain on sale of the South Brunswick, NJ property in 2007 and the loss on sale of the Wichita, KS property in 2006.  These gains (losses) are included in discontinued operations.

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

Overview

The Company is a REIT and its primary business is the ownership and management of industrial buildings subject to long-term leases primarily to investment grade tenants.   At September 30, 2010, the Company owned sixty-two industrial properties and a two-thirds interest in one shopping center totaling approximately 6,971,000 square feet.  Total real estate investments were $389,588,435 at September 30, 2010. These properties are located in twenty-five states:  Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Missouri, Mississippi, North Carolina, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.

The Company’s weighted-average lease expiration was 4.9 and 5.0 as of September 30, 2010 and 2009, respectively and its average rent per occupied square foot as of September 30, 2010 and 2009 was $5.81 and $5.64, respectively.  At September 30, 2010 and 2009, the Company’s occupancy was 96%.  During fiscal 2010, the Company acquired four industrial properties totaling approximately 838,000 square feet for approximately $53,140,000.

The Company has a concentration of FDX leased properties.  At September 30, 2010, the total FDX and FDX subsidiaries leased square footage as a percentage of the Company’s total rental space was 49%, with 15% leased to FDX and 34% leased to FDX subsidiaries.  The percentage of rental and reimbursement revenue from FDX was 57% for the year ended September 30, 2010.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.  Rental and reimbursement revenue increased $3,894,324, or 9%, for the year ended September 30, 2010 as compared to the year ended September 30, 2009.  Total expenses (excluding interest expense) increased $2,818,267, or 13%, for the year ended September 30, 2010 as compared to the year ended September 30, 2009.  The increases were due mainly to the revenue and expenses relating to the property acquisitions made during fiscal 2010 and an increase in general and administrative expenses of $953,494.  The increases in general and administrative costs relate mainly to increases in compensation and benefits and public relations expenses related to the Company’s move to the New York Stock Exchange in fiscal 2010 and other expenses.   Interest expense increased $925,327 or 7% due mainly to the origination or assumption of approximately $31,864,000 in mortgages in fiscal 2010.

The Company intends to continue to increase its real estate investments in fiscal 2011 through acquisitions or expansions of properties.  The growth of the real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing.  Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties

Revenues also include interest and dividend income and gain (loss) on securities transactions.  The Company holds a portfolio of securities of other REITs with a fair value of $42,517,725 as of September 30, 2010.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real estate when suitable acquisitions are not available.  As of September 30, 2010, the Company’s portfolio consisted primarily of 36% REIT preferred stocks and 64% REIT common stocks.   The Company’s weighed-average yield on the securities portfolio for 2010 was approximately 7.2%.  Interest and dividend income remained relatively constant at $2,510,909 for fiscal 2010 as compared to $2,502,253 in fiscal 2009.   The increase in average balance was offset by the decrease in average yield.  During fiscal 2010, the Company recognized $2,609,149 in gains on securities transactions.  In fiscal 2009, the Company recognized $6,000,678 in non-cash impairment losses due to the writing down of the carrying value of certain securities which were considered other than temporarily impaired.  The market for REIT securities has significantly improved during fiscal 2010 and the Company has unrealized gains of $10,116,057 in its REIT securities portfolio as of September 30, 2010.  The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities long-term.

During fiscal 2010, the Company sold 5,730,200 shares of common stock in two registered direct placements.  The Company received net proceeds from these two offerings of approximately $38,600,000.  The Company invested most of the net proceeds from these offerings in acquisitions of four industrial properties.  On October 14, 2010, the Company issued 817,250 shares of 7.625% Series A Cumulative Redeemable Preferred Stock in a registered direct placement at a price of $24.00 per share.  The Company received net proceeds of approximately $19,000,000 from the preferred stock offering and intends to use the net proceeds to acquire additional properties in the ordinary course of business and for general corporate purposes, including possible repayment of indebtedness.

The Company has approximately $6,800,000 in cash and $42,500,000 in REIT securities as of September 30, 2010.  The Company believes that funds generated from operations and the Dividend Reinvestment and Stock Purchase Plan (the DRIP), and the line of credit, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next several years.

See PART I, Item 1 – Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Significant Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operation are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings and intangible assets, including in-place leases and above and below market leases. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property determined by third party appraisal of the property obtained in conjunction with the purchase. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term.

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

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable.

The following are examples of such events or changes in circumstances that would indicate to management that there may be an impairment of a property:

▪

A non-renewal of a lease and subsequent move out by the tenant;

▪

A renewal of a lease at a significantly lower rent than a previous lease;

▪

A significant decrease in the market value of a property;

▪

A significant adverse change in the extent or manner in which a property is being used or in its physical condition;

▪

A significant adverse change in legal factors or in the business climate that could affect the value of a property, including an adverse action or assessment by a regulator;

▪

An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a property;

▪

A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a property; or

▪

A current expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The process entails the analysis of property for instances where the net book value exceeds the estimated fair value.  In accordance with ASC 360-10-35-17, an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.  The Company utilizes the experience and knowledge of its property manager and internal valuation team to derive certain assumptions used to determine an operating property’s cash flow.  Such assumptions include re-leasing and renewal probabilities upon future lease expirations, vacancy factors, rental growth rates, and capital expenditures.

As part of our review of our property portfolio, we have evaluated our property in Monaca, PA, which had an occupancy rate of 58% as of September 30, 2010, and noted that the sum of the discounted cash flows exceeded its historical net cost basis.  We have also evaluated the two vacant properties in our portfolio and noted that the sum of the discounted cash flows expected for potential leases of these properties exceeded their historical net cost basis.  Management evaluates on a quarterly basis whether the marketing rent (advertised) or the market rent has decreased or if any additional indicators are present which would indicate a significant decrease in net cash flows.  Management typically will obtain an independent appraisal to assist in evaluating a potential impairment for a property that has been vacant for several years.   We have also evaluated the properties which had lease renewals at rental rates lower than the previous rental rates and noted that the sum of the new discounted cash flows expected for the renewed leases exceeded these properties’ historical net cost basis.

The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of September 30, 2010, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

The Company classifies its securities among three categories:  Held-to-maturity, trading and available-for-sale. The Company’s securities at September 30, 2010 and 2009 are all classified as available-for-sale and are carried at fair value based on quoted market prices.  Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

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

Results of Operations

Occupancy and Rent per Occupied Square Foot

The Company’s weighted-average lease expiration was 4.9 and 5.0 years as of September 30, 2010 and 2009, respectively and its average rent per occupied square foot for fiscal 2010 and 2009 was $5.81 and $5.64, respectively.  As of September 30, 2010 and 2009, the Company’s occupancy rate was 96%.  All improved properties were 100% occupied at September 30, 2010 except for the following:

Property	Square Footage	Occupancy

Monaca, PA	291,474	58%
Somerset, NJ	42,773	96%
Liberty, MO	98,200	-0-%
Greensboro, NC	40,560	-0-%

Lease Renewals and Extensions

The Company extended the following leases which were scheduled to expire in fiscal 2010:

Property	Tenant	Square feet	Former Rent PSF	Previous Lease Expiration	Renewal Rent PSF	New Lease Expiration	Renewal Term (years)

Richmond, VA	FDX	112,870	$6.43	10/21/09	$6.00	10/21/14	5.0
Burr Ridge, IL	Sherwin Williams	12,477	12.08	10/31/09	12.92	10/31/14	5.0
Orangeburg, NY	Keebler	50,400	7.00	12/31/09	7.00	2/28/11	1.2
Tampa, FL	Kelloggs	68,385	6.49	12/31/09	5.50	12/31/11	2.0
Montgomery, IL	Home Depot	171,200	5.24	6/30/10	5.11	6/30/15	5.0
Charlottesville, VA	FDX	49,900	7.37	8/31/10	7.37	8/31/12	2.0

Weighted Average			$6.43		$6.04		3.8

The Company extended the following leases which were scheduled to expire in fiscal 2011:

Property	Tenant	Square feet	Former Rent PSF	Previous Lease Expiration	Renewal Rent PSF	New Lease Expiration	Renewal Term (years)

Orangeburg, NY	Keebler	50,400	$7.00	2/28/11	$7.00	2/28/12	1.0
Newington, CT	Keebler	54,812	6.54	2/28/11	6.54	2/28/12	1.0
White Bear Lake, MN	FDX	59,425	7.29	4/30/11	7.29	11/30/12	1.6
Granite City, IL	Anheuser Busch	184,800	6.21	5/31/11	5.50	5/31/16	5.0
Romulus, MI	FDX	72,000	6.24	5/31/11	5.15	5/31/21	10.0

Weighted Average			$6.50		$5.42		4.4

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

On December 23, 2009, the Company purchased a 91,295 square foot industrial building in Houston, Texas.  The building is 100% net-leased to National Oilwell DHT, L.P., a subsidiary of National Oilwell Varco, Inc., through September 30, 2022.  The purchase price was approximately $8,100,000. The Company obtained a mortgage of $5,400,000 at a fixed interest rate of 6.875% which matures on September 10, 2022 and paid the remainder in cash from the proceeds of the registered direct placement of common stock completed in October 2009.  Annualized rental income over the term of this lease is approximately $721,000 per year.

On January 27, 2010, the Company purchased an 184,317 square foot industrial building in Dallas, Texas.  The building is 100% net-leased to Carrier Corporation through Carrier Enterprises, LLC, a wholly owned subsidiary of United Technologies. Inc, through January 11, 2019.  The purchase price was $17,900,000. The Company recorded an intangible asset related to the lease in-place of $60,000.  The Company obtained a mortgage of $11,700,000 at a fixed interest rate of 6.75% which matures on February 1, 2025 and paid the remainder using a draw on the margin loan.  Annualized rental income over the term of this lease is approximately $1,518,000 per year.

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

On June 15, 2010, the Company purchased a 112,784 square foot industrial building in Ft. Mill, South Carolina.  The building is 100% net-leased to FedEx Ground Package Systems, Inc. through September 30, 2019.  The purchase price was approximately $12,540,000.  The Company recorded an intangible asset related to the lease in-place of $824,600.  The Company assumed the existing mortgage with an outstanding balance of approximately $4,764,000 at a fixed interest rate of 7% which matures on October 10, 2019 and paid the remainder in cash using proceeds of the registered direct placement of common stock completed in April 2010.  Annualized rental income over the term of this lease is approximately $1,024,000.

Comparison of Year Ended September 30, 2010 to Year Ended September 30, 2009

The following tables summarize the Company’s rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category.  For the purposes of the following discussion, same store properties are properties owned as of October 1, 2008 that have not been subsequently expanded.  Expanded properties are properties which were expanded in fiscal 2009.  Acquired properties are properties that were acquired subsequent to September 30, 2008.  Other amounts relate to general corporate expenditures.

As of September 30, 2010 and 2009, the occupancy rates of the Company’s same store properties were 96%.

Rental Revenues	2010	2009	$ Change	% Change

Same Store Properties	31,798,400	32,250,125	(451,725)	(1%)
Expanded Properties	2,131,633	1,825,096	306,537	17%
Acquired Properties	3,393,422	10,112	3,383,310	n/a

Total	$37,323,455	$34,085,333	3,238,122	10%

Rental revenue from same store properties decreased slightly due mainly to decreased rent of $420,811 related to two properties which became vacant during fiscal 2009 in Liberty, MO and Greensboro, NC.  In addition, the Company renewed or extended leases as described in the above table during fiscal 2010.    Increases in rent from expanded properties relates to the full year of rent related to amended leases in connection with the expansions in Griffin, GA and Cheektowaga, NY which were substantially completed in fiscal 2009.  Rent from acquired properties included rental revenue from the properties located in Topeka, KS (acquired in fiscal 2009), Memphis, TN, Houston, TX, Carrollton, TX and Ft. Mill, SC (all acquired in fiscal 2010), as described under acquisitions above.

Reimbursement Revenues	2010	2009	$ Change	% Change

Same Store Properties	$7,082,084	$7,027,481	$54,603	1%
Expanded Properties	236,309	205,684	30,625	15%
Acquired Properties	570,974	-0-	570,974	n/a

Total	$7,889,367	$7,233,165	$656,202	9%

Reimbursement revenues from same store properties increased slightly due mainly to increases in billings related to real estate taxes, insurance and other reimbursable expenses of $104,044.  The increase was partially offset by decreases in reimbursement revenue of $49,441 related to two properties which became vacant during fiscal 2009 in Liberty, MO and Greensboro, NC.

Real Estate Taxes	2010	2009	$ Change	% Change

Same Store Properties	$6,337,237	6,395,194	(57,957)	(1%)
Expanded Properties	207,981	191,745	16,236	8%
Acquired Properties	553,073	-0-	553,073	n/a

Total	$7,098,291	$6,586,939	$511,352	8%

Real estate taxes from same store properties remained stable.   Real estate taxes from the expanded properties increased due mainly to the increase in assessed values from the completed expansions in 2009.   Our single tenant properties are subject to net leases which require the tenants to absorb the real estate taxes as well as insurance and the majority of the repairs and maintenance.  As such, the Company is reimbursed by the tenants for these real estate taxes.

Operating Expenses	2010	2009	$ Change	% Change

Same Store Properties	$1,886,307	$1,824,714	$61,593	3%
Expanded Properties	28,653	22,706	5,947	26%
Acquired Properties	26,703	-0-	26,703	n/a

Total	$1,941,663	$1,847,420	$94,243	5%

Operating expenses from same store properties and expanded properties increased slightly due mainly to an increase in insurance costs, repairs and maintenance, utilities related to vacant buildings and management fees.

Depreciation	2010	2009	$ Change	% Change

Same Store Properties	$8,051,818	$8,022,855	$28,963	$-0-
Expanded Properties	546,991	483,835	63,156	13%
Acquired Properties	684,020	47,179	636,841	1350%

Total	$9,282,829	$8,553,869	$728,960	9%

Depreciation from same store properties increased slightly due mainly to capital projects placed in service during the year. Depreciation expense from the expanded properties increased due to the full year of depreciation on the completed expansions.

Interest Expense	2010	2009	$ Change	% Change

Same Store Properties	$11,016,154	$11,515,646	($499,492)	4%
Expanded Properties	707,579	739,603	(32,024)	(4%)
Acquired Properties	1,657,629	-0-	1,657,629	n/a
Debentures	1,119,200	1,132,526	(13,326)	(1%)
Other	322,163	545,623	(223,460)	(41%)
Capitalized Interest	-0-	(36,000)	36,000	100%

Total	$14,822,725	$13,897,398	$985,327	7%

Interest expense for same store properties decreased due mainly to the decrease in the outstanding balances of the mortgages due to principal payment made in fiscal 2010 of $13,336,548.  Interest expense related to the debentures decreased due to the repurchase of $1,000,000 in debentures at the beginning of fiscal 2009.  Other interest relates to interest on the Company’s line of credit and margin loans.  The decrease relates mainly to a decrease in interest rates and outstanding balances.  Capitalized interest relates to the amount of interest capitalized related to property expansions in 2009.

General and administrative expenses increased $953,494 during fiscal 2010 as compared to fiscal 2009.  The increases related mainly to increases in executive compensation and employee benefits of $707,518, increases in directors’ fees of $80,600, increases in stock listing costs of $34,239, increases in travel costs related to acquisition of $64,603 and increases in other expenses of $66,534.

Interest and dividend income increased $8,656 in fiscal 2010 as compared to fiscal 2009.  This is due mainly to an increase in the size of the REIT securities portfolio and a decrease in the yield from this portfolio.  The securities portfolio increased from $27,824,665 as of September 30, 2009 to $42,517,725 as of September 30, 2010.  The REIT securities portfolio yield for fiscal 2010 was 7.2% as compared to 12.0% for fiscal 2009.

 Gain (loss) on securities transactions, net consisted of the following:

	2010	2009

Gross realized gains	$2,609,775	$98,844
Gross realized losses	(626)	(699,626)
Impairment loss	-0-	(6,000,678)
Total Gain (Loss) on Securities Transactions, net	$2,609,149	($6,601,460)

During fiscal 2010, the Company had a gain on securities transactions of $2,609,149.    The Company had an accumulated unrealized gain on its securities portfolio of $10,116,057 as of September 30, 2010.  During fiscal 2009, the Company had a loss on securities transactions of $6,601,460 which was due mainly to an impairment loss of $6,000,678 due to the writing down of the carrying value of twenty-two REIT securities which were considered other than temporarily impaired.  The change in loss from securities transactions in 2009 to a gain in securities transactions in 2010 approximated $9,200,000 and was the primary reason for the increase in net income from approximately $1,800,000 in fiscal 2009 to approximately $11,200,000 in fiscal 2010.

Comparison of Year Ended September 30, 2009 to Year Ended September 30, 2008

The following tables summarize the Company’s rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category.  For the purposes of the following discussion, same store properties are properties owned as of October 1, 2007 that have not been subsequently expanded.  Expanded properties are properties which were expanded in fiscal 2008.  Acquired properties are properties that were acquired subsequent to September 30, 2007.  Other amounts relate to general corporate expenditures.

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

Interest expense for same store properties increased due mainly to the full year of interest expense on the interest-only mortgages originated in June 2008 for Fayetteville, NC, Lakeland, FL, and August, GA (FDX).  The increase in interest from these new mortgages was partially offset by reduced interest expense related to principal repayments made during the year.  Interest expense for acquired properties increased primarily due to the full year of interest expense on the mortgages for the two industrial properties totaling 199,739 square feet purchased during fiscal 2008 in Cocoa, FL and Orlando, FL. Interest expense related to the debentures decreased due to the repurchase of $1,000,000 in debentures at the beginning of fiscal 2009.  Other interest relates to interest on the Company’s line of credit and margin loans.  The decrease related mainly to a decrease in interest rates.  Capitalized interest related to the amount of interest capitalized related to property expansions.  There were fewer expansions in fiscal 2009 as compared to 2008.

General and administrative expenses remained relatively consistent in fiscal 2009 as compared to 2008.  Increases in personnel costs were partially offset by decreases in travel expenses and other professional fees.

Interest and dividend income increased $630,991, or 34%, in 2009 as compared to 2008.  This was due mainly to an increase in the size of the REIT securities portfolio and an increase in the yield from this portfolio.  The securities portfolio increased from $21,005,663 as of September 30, 2008 to $27,824,665 as of September 30, 2009.  The REIT securities portfolio yield for 2009 was 12.0% as compared to 9.5% for 2008.

 Loss on securities transactions, net consisted of the following:

	2009	2008

Gross realized gains	$98,844	$225,678
Gross realized losses	(699,626)	(38,880)
Net gain (loss) on closed futures contracts	-0-	(742,307)
Impairment loss	(6,000,678)	(3,104,774)
Total Loss on Securities Transactions, net	($6,601,460)	($3,660,283)

Gain (loss) on securities transactions decreased $2,941,177 in fiscal 2009 as compared to fiscal 2008.  The decrease was due mainly to the impairment loss of $6,000,678 due to the writing down of the carrying value of twenty-two REIT securities which were considered other than temporarily impaired.  The market for REIT securities improved during fiscal 2009 and the Company had an unrealized gain of $3,796,831 in its REIT securities portfolio as of September 30, 2009.

Discontinued Operations

Discontinued operations in fiscal 2010 and 2009 include the operations of the property in Quakertown, Pennsylvania which was classified as held for sale as of September 30, 2010 and 2009.  Discontinued operations in fiscal 2008 included the operations of properties in Quakertown, Pennsylvania as well as properties in Franklin, Massachusetts and Ramsey, New Jersey, both of which were sold in 2008.  The following table summarizes the components of discontinued operations:

	2010	2009	2008

Rental and reimbursement revenue	$359,858	$349,015	$1,040,366
Real Estate Taxes	(50,975)	(47,241)	(120,757)
Operating Expenses	(3,415)	(22,880)	(138,389)
Depreciation & Amortization	(320,059)	(383,029)	(135,056)
Interest expense	(123,568)	(72,397)	-0-
Income (Loss) from Operations of Disposed Property and Property Held for Sale	(138,159)	(176,532)	646,164
Gain on Sale of Investment Property	-0-	-0-	6,790,616
Income (Loss) from Discontinued Operations	($138,159)	($176,532)	$7,436,780

Cash flows from discontinued operations for the year ended September 30, 2010, 2009 and 2008 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations were as follows:

	2010	2009	2008

Cash flows from Operations	$181,900	$206,677	($6,009,396)
Cash flows from Investing Activities	-0-	-0-	10,486,277
Cash flows from Financing Activities	(181,900)	(206,677)	(4,476,881)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not entered into any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of September 30, 2010:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgage Notes Payable	$210,577,861	$16,626,525	$51,745,182	$38,238,584	$103,967,570
Debentures	13,990,000	-0-	-0-	3,770,000	10,220,000
Purchase of Property	20,350,000	20,350,000	-0-	-0-	-0-
Retirement Benefits	683,247	60,000	120,000	120,000	383,247
Total	$245,601,108	$37,036,525	$51,865,182	$42,128,584	$114,570,817

Mortgage notes payable represents the principal amounts outstanding by scheduled maturity. Interest is payable on these mortgages at fixed rates ranging from 5.22% to 8.48%, with a weighted average of 6.46%.  The above table does not include the Company’s obligation under its line of credit and margin loan as described in Note No. 9 of the Notes to Consolidated Financial Statements.

Debentures represent the repayment of the 8% Convertible Subordinated debentures of $3,770,000 due October 2013 (fiscal 2014) and $10,220,000 in April 2015.

Purchase of property represents the purchase price of two industrial properties under contract as of September 30, 2010.  One acquisition for approximately $14,500,000 was completed on October 28, 2010.  The other acquisition for approximately $5,850,000 was completed on November 1, 2010.

Retirement benefits represent post-retirement benefits that are unfunded and therefore will be paid from the assets of the Company.  The liability is being accrued and expensed over the payment terms.

Liquidity and Capital Resources

 The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  The Company’s shareholders’ equity increased from $164,891,150 as of September 30, 2009 to $215,512,472 as of September 30, 2010, principally due to issuance of common shares in registered direct placements with net proceeds of $38,638,938 and an increase in the unrealized gain of available for sale securities of $6,319,226 and net income attributable to common shareholders of $8,486,301.   The increases were partially offset by payments of distributions in excess of income of $9,979,924.  See further discussion below.

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

The current global economic situation and the continued lack of liquidity in the lending environment may impact management’s ability to grow by acquiring additional properties or REIT securities.  Industrial space demand is very closely correlated to GDP growth. Current economic indicators show the U.S. economy to be slowly emerging from a deep and protracted recession.  Whether this return to economic growth is sustainable remains to be seen especially in light of the end of the massive government stimulus programs.  However, the high caliber of our tenants, coupled with the long duration of our leases, should enable the Company to perform well despite the weak economy.  As of September 30, 2010, the Company had $6,814,553 in cash and cash equivalents and $42,517,725 in marketable securities subject to margin loans of $4,273,913.  The Company also had $10,000,000 available on its $15,000,000 line of credit.

During fiscal 2010, the Company sold 5,730,200 shares of common stock in two registered direct placements.  The Company received net proceeds from these two offerings of approximately $38,600,000.  The Company invested most of the net proceeds from these offerings in acquisitions of four industrial properties.  On October 14, 2010, the Company sold 817,250 shares of its Series A Preferred Stock in a registered direct placement at a price of $24.00 per share.  The Company received net proceeds of approximately $19,000,000 from the Series A Preferred Stock offering and intends to use such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including the possible repayment of indebtedness.  The Company has been raising equity capital through its DRIP, registered direct placements and the public placement of common and preferred stock and investing in net-leased industrial properties.  The Company believes that funds generated from operations, the DRIP, and bank borrowings, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next few years.

At September 30, 2010, the Company owned sixty-three properties of which nine are not subject to mortgages; however the Company’s line of credit contains covenants which may restrict the Company’s ability to place financing on unencumbered properties.

The Company has a variable rate line of credit with Capital One, N.A. maturing in March 2013 of $15,000,000.  The line had $5,000,000 outstanding as of September 30, 2010.  The interest rate is based on LIBOR plus 200 basis points and interest is due monthly.  The interest rate was 2.25% as of September 30, 2010.  The Company must keep not less than $1,000,000 in average net collected balances at Capital One, N.A. and meet certain loan covenants as contained in the loan agreement, including a 65% loan to value ratio on certain negatively pledged properties.

The Company also uses margin loans for purchasing securities, for temporarily funding of acquisitions, and for working capital purposes.  The interest rate charged on the margin loans is the bank’s margin rate and was 2.0% as of September 30, 2010 and 2009.  The margin loans are due on demand.  At September 30, 2010 and 2009, the margin loans totaled $4,273,913 and $4,063,750, respectively and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

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

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages.  During 2010, the Company made acquisitions of four industrial properties totaling approximately 838,000 square feet for approximately $53,140,000, which were funded through new mortgages and an assumed mortgage of approximately $31,864,000 at fixed interest rates ranging from 6.25% to 7.0% per year and cash available from the registered direct placements of common stock.  During the first quarter of fiscal 2011, the Company made acquisitions of two industrial properties totaling approximately $20,350,000, which was funded through assumption of mortgages of approximately $10,578,000 at  fixed rates of 7.6% (on $8,645,181 outstanding) and 5.5% (on $1,932,807 outstanding) per year and the remainder from funds raised through the registered direct placements.   In fiscal 2011, the Company plans to continue to acquire additional net-leased industrial properties.  The Company also intends to expand its properties when requested by the tenants.  The funds for these acquisitions and expansions may come from bank borrowings and proceeds from the DRIP or private placements or additional public offerings of preferred and common stock.  To the extent that funds or appropriate properties are not available, fewer acquisitions or expansions will be made.

The Company also invests in debt and equity securities of other REITs as a proxy for real estate when suitable acquisitions are not available, for liquidity, and for additional income.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  During fiscal 2010, the Company’s securities portfolio increased $14,693,060, primarily due to purchases of $19,001,455 and increase in the unrealized gain of $6,319,226, partially offset by sales of securities with a cost of $10,627,621.  The Company earned interest and dividend income of $2,510,909 during fiscal 2010.  The margin loan balance was $4,273,913 and $4,063,750 as of September 30, 2010 and 2009, respectively.

Cash flows provided from operating activities were $18,995,659, $19,591,455 and $17,438,835 for fiscal years 2010, 2009 and 2008, respectively.  The Company paid cash dividends (net of reinvestments), of $13,819,627, $10,656,151, and $11,587,118 for fiscal 2010, 2009 and 2008, respectively.

Cash flows used in investing activities were $55,701,769, $11,655,914 and $39,831,002 for fiscal years 2010, 2009 and 2008, respectively.  Cash flows used in investing activities in fiscal 2010 increased as compared to

2009 due mainly to increased property acquisitions and the purchase of REIT securities.  Cash flows used in investing activities decreased in fiscal 2009 as compared to 2008 due mainly to fewer acquisitions of industrial properties, fewer property expansions, and decreased purchases of REIT securities.

Cash flows provided from (used in) financing activities were $37,439,775, ($7,202,915) and $16,345,092 for fiscal years 2010, 2009 and 2008, respectively.  Cash flows from financing activities increased in fiscal 2010 as compared to 2009 due mainly to the registered direct placement of common shares with net proceeds of $38,661,466 in 2010.  Cash flows from financing activities decreased in fiscal 2009 as compared to 2008 due mainly to decreased proceeds from mortgages and loans payable.

As of September 30, 2010, the Company had total assets of $454,118,797 and liabilities of $238,606,325.  The Company’s total debt plus Series A Preferred Stock to market capitalization as of September 30, 2010 and 2009 was approximately 49% and 59%, respectively.  The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

The Company has a dividend reinvestment plan (DRIP), in which participants can purchase stock from the Company at a price of approximately 95% of market.  The DRIP plan also allows for the DRIP to purchase shares on the open market at market value for participants.  Currently, DRIP shares are purchased directly from the Company at a 5% discount.  It is anticipated, although no assurances can be given, that the level of participation in the DRIP in 2011 will be comparable to 2010.

During 2010, the Company paid distributions of $18,466,224 or $0.60 per common share.  Of the $18,466,225 in dividends paid, $4,646,598 was reinvested pursuant to the terms of the DRIP.  Management anticipates maintaining the annual dividend rate of $0.60 per common share although no assurances can be given since various economic factors can reduce the amount of cash flow available to the Company for common dividends.  All decisions with respect to the payment of dividends are made by the Company’s board of directors.

In 2010, the Company paid $2,521,214 in preferred stock dividends.  The Company is required to pay cumulative dividends on the Series A Preferred Stock in the amount of $1.90625 per share per year, which is equivalent to 7.625% of the $25.00 liquidation value per share.  The Company now has a total of 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock outstanding representing an aggregate liquidation preference of approximately $53,500,000.

During the year ended September 30, 2010, stock options to purchase 116,185 shares of common stock were exercised.  Total proceeds received by the Company were $764,296.

During the year ended September 30, 2002, nine officers, directors and key employees exercised stock options and purchased 255,000 shares for a total of $1,617,488.  Of this amount, 225,000 shares, for a total of $1,439,363, were exercised through the issuance of notes receivable from officers.  These notes receivable are at an interest rate of 5%, mature on April 30, 2012 and are collateralized by the underlying common shares.  As of September 30, 2010 and 2009, the balance of these notes receivable was $1,201,563.

On an ongoing basis, the Company funds capital expenditures for its properties primarily to maintain structure and other maintenance items as required in the various leases.  These expenditures may also include expansions as requested by tenants, or various tenant improvements on properties which are re-tenanted.  The amounts of these expenditures can vary from year to year depending on the age of the properties, tenant negotiations, market conditions and lease turnover.

New Accounting Pronouncements

Accounting Standards Codification (ASC) 805-10, Business Combinations and ASC 810-10, Consolidation, require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of ASC 805-10 and ASC 810-10 are effective for this fiscal year beginning October 1, 2009. ASC 805-10 is being applied to business combinations occurring after October 1, 2009 and ASC 810-10 will be applied prospectively to all changes in noncontrolling interests, including any that existed at the effective date.  The adoption of ASC 805-10 on October 1, 2009 for future business combinations resulted in the recognition of $459,030 in professional fees and other acquisition expenses in our results of operations for the year ended September 30, 2010.  These expenses would have been capitalized previously, pursuant to previous accounting standards.   The Company adopted ASC 810-10 on October 1, 2009 and changed the presentation of minority interest on the financial statements.  The noncontrolling interest is now reported separately within the shareholders’ equity section of the consolidated balance sheets.

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

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard will require a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Based on the Company’s evaluation of ASU 2009-17, the adoption of this statement on October 1, 2010 will not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC Topic 310, “Receivables,” which will require significant new disclosures about the allowance for credit losses and the credit quality of an entity’s financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of financing receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new and amended disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 will impact disclosures and is not expected to have any impact on our results of operations or financial condition.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

The Company is exposed to interest rate changes primarily as a result of its line of credit, margin loans and long-term debt used to maintain liquidity and fund capital expenditures and acquisitions of the Company’s real estate investment portfolio.  The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows primarily at fixed rates.  During 2008 and 2007, the Company invested in futures contracts of 10-year treasury notes with the objective of reducing exposure of the preferred equity and debt securities portfolio to interest rate fluctuations and to mitigate the risk of rolling over fixed-rate debt at higher interest rates upon maturity.  The Company has discontinued its hedging program and closed out its futures contracts in May 2008.   There are no open contracts as of September 30, 2010 or 2009.

The following table sets forth information as of September 30, 2010, concerning the Company’s long-term debt obligations, including principal payments by scheduled maturity, weighted average interest rates and estimated fair value:

Long –Term Debt:			Average
Fixed Rate	Fiscal	Carrying Value	Interest Rate	Fair Value

	2011	$2,437,500	5.00%
	2012	6,040,817	7.23%
	2013	22,561,153	6.38%
	2014	2,542,119	7.15%
	2015	12,542,196	6.13%
	Thereafter	164,454,076	6.48%
	Total	$210,577,861	6.46%	$209,052,519

The Company has $13,990,000 in 8% debentures outstanding as of September 30, 2010, with $3,770,000 due in October 2013 and $10,220,000 due in April 2015.

The Company also has a variable rate line of credit with Capital One, N.A. maturing in March 2013 of $15,000,000.  As of September 30, 2010, the outstanding balance was $5,000,000.  The interest rate is based on LIBOR plus 200 basis points and interest is due monthly.  The interest rate was 2.25% as of September 30, 2010.

Additionally, the Company obtains margin loans, secured by its marketable securities. The balance outstanding on the margin loan was $4,273,913 as of September 30, 2010.  The interest rate on the margin account is the bank’s margin rate and was 2.0% as of September 30, 2010.    The value of marketable securities was $42,517,725 as of September 30, 2010.

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

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2010	12/31/09	3/31/10	6/30/10	9/30/10

Rental and Reimbursement Revenue	$10,689,383	$11,267,270	$11,505,709	$11,750,460
Total Expenses	5,581,492	5,654,107	6,725,444	6,175,409
Other Income (Expense)	(2,612,978)	(2,468,679)	(2,387,056)	(2,233,950)
Income from Continuing Operations	2,494,913	3,144,484	2,393,209	3,343,802
Income (Loss) from Discontinued Operations (1)	32,838	33,841	22,689	(250,823)
Net Income	2,527,751	3,178,325	2,415,898	3,093,278
Net Income Attributable to Noncontrolling Interests	53,477	45,789	52,362	56,109
Net Income Attributable to MREIC’s Shareholders	2,474,274	3,132,536	2,363,536	3,037,169
Net Income Attributable to MREIC’s Common Shareholders	1,843,970	2,502,232	1,733,232	2,406,866
Net Income Attributable to MREIC’s Common Shareholders per share	$0.07	$0.09	$0.05	$0.07

FISCAL 2009	12/31/08	3/31/09	6/30/09	9/30/09

Rental and Reimbursement Revenue	$10,282,379	$10,552,266	$10,242,682	$10,241,123
Total Expenses	5,112,738	5,469,304	5,395,253	5,361,177
Other Income (Expense)	(6,175,106)	(6,167,891)	(2,954,752)	(2,698,856)
Income (Loss) from Continuing Operations	(1,005,465)	(1,084,929)	1,892,677	2,181,090
Income (Loss) from Discontinued Operations (1)	40,337	(285,595)	34,460	34,269
Net Income (Loss)	(965,128)	(1,370,524)	1,927,137	2,154,147
Net Income Attributable to Noncontrolling Interests	28,912	25,775	38,084	61,212
Net Income (Loss) Attributable to MREIC’s Shareholders	(994,040)	(1,396,299)	1,889,053	2,154,147
Net Income (Loss) Attributable to MREIC’s Common Shareholders	(1,624,344)	(2,026,603)	1,258,749	1,523,844
Net Income Attributable to MREIC’s Common Shareholders per share	($0.07)	($0.08)	$0.05	$0.06

(1)  During 2010 and 2009, the Company designated the Quakertown, Pennsylvania property as held for sale.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended September 30, 2010 and 2009.

ITEM 9A- CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial and Accounting Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2010, the Company’s Chief Executive Officer and Chief Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2010.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

PKF LLP, the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting, a copy of which is included herein.

(c)

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited Monmouth Real Estate Investment Corporation’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal ControlIntegrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  Monmouth Real Estate Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monmouth Real Estate Investment Corporation maintained in all material respects, effective internal control over financial reporting as of September 30, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Monmouth Real Estate Investment Corporation as of September 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years then ended and our report dated December 8, 2010 expressed an unqualified opinion thereon.

/s/ PKF LLP

New York, New York

December 8, 2010

 (d)    Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting during the Company’s fourth fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the Directors and Executive Officers of the Company as of September 30, 2010:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Anna T. Chew	52	Treasurer (2010 to present) and Director. Chief Financial Officer (1991 to 2010), Vice President (1995 to present) and Director (1994 to present) of UMH Properties, Inc., an affiliated company. Certified Public Accountant.	2007

Daniel D. Cronheim	56	Director. Attorney at Law (1979 to present). Certified Property Manager (2010). President (2000 to present) of David Cronheim Mortgage Company. Executive Vice President (1997 to present) of Cronheim Management Services, Inc.; Executive Vice President (1989 to present) and General Counsel (1983 to present) of David Cronheim Company Director, Chairman of Compensation Committee and Audit Committee (2000 to present) of Hilltop Community Bank.	1989

Catherine B. Elflein	49	Independent Director. Certified Public Accountant. Senior Director - Risk Management (2006 to present) at Celgene Corporation; Controller of Captive Insurance Companies (2004 to 2006) and Director – Treasury Operations (1998 to 2004) at Celanese Corporation.	2007

Neal Herstik	51	Independent Director. Attorney at Law, Gross, Truss & Herstik, PC (1997 to present). Co-founder and former President, Manalapan-Englishtown Education Foundation, Inc., a non-profit corporation (1995 to 2001).	2004

Matthew I. Hirsch	51	Independent Director. Attorney at law (1985 to present). Adjunct Professor of Law (1993 to present) Widener University School of Law.	2000

Joshua Kahr	36	Independent Director. Principal of Kahr Real Estate Services (2002 to present), a real estate advisory firm based in New York City. Senior Director, GVA Williams (2000 to 2002).	2007

Eugene W. Landy	76	President and Chief Executive Officer (1968 to present) and Director. Attorney at Law. Chairman of the Board (1995 to present), President (1969 to 1995) of UMH Properties, Inc., an affiliated company.	1968

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Michael P. Landy	48	Chairman of the Executive Committee and Executive Vice President (2010 to present) and Director. Vice President – Investments (2001 to present) of UMH Properties, Inc., an affiliated company. President (1998 to 2001) of Siam Records, LLC. Chief Engineer and Technical Director (1987 to 1998) of GRP Recording Company.	2007

Samuel A. Landy	50	Director. Attorney at Law (1985 to present). President (1995 to present), Vice President (1991 to 1995) and Director (1992 to present) of UMH Properties, Inc., an affiliated company.	1989

Cynthia J. Morgenstern (1)	41	Executive Vice President (2001 to 2010) and Director. Vice President (1996 to 2001) Summit Bank, Commercial Real Estate Division.	2002

Allison Nagelberg	45	General Counsel (2000 to present). Attorney at Law (1989 to present) General Counsel (2000 to present) of UMH Properties, Inc. an affiliated company.	N/A

Scott L. Robinson	40	Independent Director. Managing Partner, Cadence Capital Group, LLC (2008 to present); Director, The REIT Center at New York University (2008 to present); Vice President Citi Markets and Banking (2006 to 2008) at Citigroup. Senior REIT and CMBS analyst at Standard & Poor’s, (1998 to 2006).	2005

Eugene Rothenberg	77	Independent Director. Investor. Retired physician. Director (1977 to present) of UMH Properties, Inc. an affiliated company.	2007

Maureen E. Vecere	41	Chief Financial and Accounting Officer (2010 to present) Controller (2003 to 2010) and Treasurer (2004 to 2010). Certified Public Accountant.	N/A

Stephen B. Wolgin	56	Independent Director. Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New York; Partner with the Logan Equity Distressed Fund (2007 to present); prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis.	2003

(1) Effective November 8, 2010, Cynthia J. Morgenstern's employment as Executive Vice President of Monmouth Real Estate Investment Corporation terminated.  In accordance with her Employment Agreement, it is expected that she will be resigning from the Board of Directors.

Family Relationships

There are no family relationships between any of the directors or executive officers, except that Samuel A. Landy and Michael P. Landy are the sons of Eugene W. Landy, the President and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are Stephen Wolgin (Chairman), Matthew I. Hirsch, Scott Robinson and Catherine B. Elflein. The Company’s board of directors has determined that Stephen B.  Wolgin and Catherine B. Elflein are financial experts and that all members of the audit committee are independent.  The audit committee operates under the Audit Committee Charter which can be found at the Company’s website at www.mreic.com.  The charter is reviewed annually for adequacy.

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

Throughout this report, the individuals who served as the Company’s President and Chief Executive Officer and Executive Vice President during fiscal 2010, as well as the other individuals included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the named executive officers.

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

Role of Executive Officers in Compensation Decisions

The Committee makes all final compensation decisions for the Company's named executive officers. The President annually reviews the performance of the Executive Vice Presidents and Chief Financial Officer and then presents his conclusions and recommendations to the Committee with respect to base salary adjustments and annual cash bonus and stock option awards. The Committee exercises its own discretion in modifying any recommended adjustments or awards, but does consider the recommendations from the president.

Role of Grants of Stock Options and Restricted Stock in Compensation Analysis

The Committee views the grant of stock options and restricted stock awards as a form of long-term compensation.  The Committee believes that such grants promote the Company's goal of retaining key employees, and align the key employee's interests with those of the Company's shareholders from a long-term perspective.   The number of options or shares of restricted stock granted to each employee is determined by consideration of various factors including but not limited to the employees’ title, responsibilities, and years of service.

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

Base Salaries

Base salaries are paid for ongoing performance throughout the year. In order to compete for and retain talented executives who are critical to the Company's long-term success, the Compensation Committee has determined that the base salaries of named executive officers should approximate those of executives of other equity REITs that compete with the Company for employees, investors and business, while also taking into account the named executive officers' performance and tenure and the Company's performance relative to its peer companies within the REIT industry using the NAREIT Compensation Survey described above.

Bonuses

In addition to the provisions for base salaries under the terms of our employment agreements, the President is entitled to receive annual cash bonuses for each calendar year during the term of the agreement, based on the achievement of certain performance goals set by the Compensation Committee.   The following are the bonus targets and recommended compensation for the president which the Compensation Committee uses as a guide in determining the bonus, if any:

	Threshold	Target	Outstanding

Growth in market cap	7.5%	12.5%	20%
Bonus	$20,000	$45,000	$90,000

Growth in FFO/share	7.5%	12.5%	20%
Bonus	$20,000	$45,000	$90,000

Growth in dividend/share	5%	10%	15%
Bonus	$30,000	$60,000	$120,000

Total Bonus Potential	$70,000	$150,000	$300,000

In addition to its determination of the executive's individual performance levels for 2010, the Committee also compared the executive's total compensation for 2010 to that of similarly-situated personnel in the REIT industry using the NAREIT Compensation Survey described above.

Bonuses awarded to the other senior executives are recommended by the President and are approved by the Compensation Committee.  The President and the Compensation Committee believe that short-term rewards in the form of cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and performance of the Company and the performance of the individual, which may include comparing such individual’s performance to the preceding year, reviewing the breadth and nature of the senior executives’ responsibilities and valuing special contributions by each such individual.  In evaluating performance of the Company annually, the Compensation Committee considers a variety of factors, including, among others, Funds From Operations (FFO), net income, growth in asset size, amount of space under lease and total return to shareholders.  The Company considers FFO to be an important measure of an equity REIT’s operating performance and has adopted the definition suggested by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO to mean net income computed in accordance with generally accepted accounting principles (GAAP), excluding gains or losses from sales of property, plus real estate related depreciation and amortization.   The Company considers FFO to be a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of its real estate assets diminishes predictably over time and because industry analysts have accepted it as a performance measure.

Various other factors considered include the employee’s title and years of service.  The employee’s title generally reflects the employee’s responsibilities and the employee’s years of service may be considered in determining the level of bonus in comparison to base salary.  The President and the Compensation Committee have declined to use specific performance formulas with respect to the other senior executives, believing that with respect to Company performance, such formulas do not adequately account for many factors, including, among others, the relative performance of the Company compared to its competitors during variations in the economic cycle, and that with respect to individual performance, such formulas are not a substitute for the subjective evaluation by the President and Compensation Committee of a wide range of management and leadership skills of each of the senior executives.

Stock Options and Restricted Stock

The employment agreement for the president states that the President will receive stock options to purchase 65,000 shares annually.  For the other senior executives, the President makes a recommendation to the Compensation Committee of specific stock option or restricted stock grants.  In making its decisions, the Compensation Committee does not use an established formula or focus on a specific performance target.  The Compensation Committee recognizes that often outside forces beyond the control of management, such as economic conditions, changing leasing and real estate markets and other factors, may contribute to less favorable near term results even when sound strategic decisions have been made by the senior executives to position the Company for longer term profitability. Thus, the Compensation Committee also attempts to identify whether the senior executives are exercising the kind of judgment and making the types of decisions that will lead to future growth and enhanced asset value, even if the same are difficult to measure on a current basis. For example, in determining appropriate stock option and restricted stock awards, the Compensation Committee considers, among other matters, whether the senior executives have executed strategies that will provide adequate funding or appropriate borrowing capacity for future growth, whether acquisition and leasing strategies have been developed to ensure a future stream of reliable and increasing revenues for the Company, whether the selection of properties, tenants and tenant mix evidence appropriate risk management, including risks associated with real estate markets and tenant credit, and whether the administration of staff size and compensation appropriately balances the current and projected operating requirements of the Company with the need to effectively control overhead costs.

In fiscal 2010, the Compensation Committee received the recommendations from the President for the number of options or restricted stock to be awarded.  The factors that were considered in awarding the stock options included the following progress that was made by management:

•

Located and acquired four industrial properties as per its investment strategy without placing undue burden on its liquidity.

•

Raised approximately $40 million in equity via registered direct placements of common stock.

•

Continued its conservative approach to management of the properties and maintained its cash distributions to shareholders.

•

Renewed 100% of expiring leases on favorable terms.

•

Managed general and administrative costs to an appropriate level.

The individual awards were allocated based on the named officers’ individual contributions to these accomplishments.   Other factors included the named officers’ title, responsibilities and years of service.  In addition, the awards were compared to each named officers’ total compensation and compared with comparable Real Estate Investment Trusts (REITS) using the annual Compensation Survey published by NAREIT as a guide for setting total compensation.

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

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive, spouse and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental long-term disability insurance, at the Company's cost, as agreed to by the Company and the executive.  Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended September 30, 2010, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

Payments upon Termination or Change in Control

In addition, the named executive officers’ employment agreements each contain provisions relating to change in control events and severance upon termination for events other than with cause or good reason (as defined under the terms of the employment agreements). These change in control and severance terms are designed to promote stability and continuity of senior management. Information regarding these provisions is included in “Employment Agreements” provided below in Item 11 of this report.   There are no other agreements or arrangements governing change in control payments.

Evaluation

Mr. Eugene Landy is under an amended employment agreement with the Company.  In July 2010, based on the Compensation Committees’ evaluation of his performance, his base compensation under his amended contract was increased from $225,000 to $275,000 per year.

In evaluating Mr. Eugene Landy’s leadership performance, during 2010, the Committee awarded Mr. Eugene Landy an Outstanding Leadership Achievement Award (Award) in the amount of $300,000 per year for three years.  This Award is to recognize Mr. Eugene Landy’s exceptional leadership as president and chief executive officer for over 40 years.

In evaluating Mr. Eugene Landy’s eligibility for an annual bonus, the Committee used the bonus schedule included in Mr. Eugene Landy’s amended contract as a guide.  During 2010, the Company met the 20% growth in market capitalization criteria.  During 2010, the Company’s market capitalization increased 48%, FFO per share, as calculated for this employment agreement, which excluded gains or losses on securities transactions, decreased 14%, and dividends per share remained consistent at $0.60 per share.  Accordingly, the Compensation Committee approved a bonus for the president of $90,000.

The Committee also reviewed the progress made by Ms. Cynthia J. Morgenstern, Executive Vice President.  Ms. Morgenstern was under an employment agreement with the Company.  Her base compensation under this contract is $241,006 for 2010.  Ms. Morgenstern received bonuses totaling $14,404 and $59,660 of restricted stock and director’s fees and fringe benefits.  Effective November 8, 2010, Cynthia J. Morgenstern's employment as Executive Vice President terminated.  In accordance with her employment agreement, it is expected that she will be resigning from the Board of Directors.

The Committee has also approved the recommendations of the President concerning the other named executives’ annual salaries, bonuses, option and restricted stock grants and fringe benefits.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

Stephen B. Wolgin

Matthew I. Hirsch

Summary Compensation Table

The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 2010, 2009, and 2008 to the named executive officers.  There were no other executive officers whose aggregate compensation allocated to the Company exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (6)	Restricted Stock Awards (7)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene W. Landy	2010	$250,000	$390,000	$21,450	$135,805	$206,794(1)	$38,000 (2)	$1,042,049
President and CEO	2009	225,000	-0-	14,950		43,320 (1)	16,000 (2)	299,270
	2008	225,000	-0-	22,750		43,815 (1)	35,500 (2)	327,065

Cynthia J. Morgenstern	2010	$241,005	$14,404	$-0-	$59,660	$-0-	$45,133(3)	$360,202
Executive Vice	2009	241,005	12,934	11,500	-0-	-0-	40,033 (3)	305,472
President (8)	2008	224,191	17,542	11,500	-0-	-0-	39,583 (3)	292,816

Michael P. Landy	2010	$200,103	$111,445	$-0-	$59,660	$-0-	$28,863 (4)	$400,071
Chairman of Executive	2009	190,575	10,471	5,750	-0-	-0-	23,674 (4)	230,470
Committee and	2008	181,500	14,192	5,750	-0-	-0-	23,376 (4)	224,818
Executive Vice
President

Maureen E. Vecere	2010	$161,917	$8,519	$-0-	$59,660	$-0-	$6,110 (5)	$236,206
Chief Financial and	2009	139,000	7,504	5,750		-0-	5,500 (5)	157,754
Accounting Officer	2008	130,075	10,596	5,750		-0-	4,465 (5)	150,886

Anna T. Chew (9)	2010	$65,150	-0-	$-0-	$59,660	$-0-	$-0-	$124,810
Treasurer	2009	62,050	-0-	11,500	-0-	-0-	-0-	73,550
	2008	73,400	-0-	11,500	-0-	-0-	-0-	84,900

Notes:

(1)

Amount is accrual for pension and other benefits of $206,794, $43,320 and $43,815 for 2010, 2009 and 2008, respectively, in accordance with Mr. Landy’s employment contract.

(2)

Represents Director’s fees of $20,500, $16,000 and $18,000 for 2010, 2009 and 2008, respectively, paid to Mr. Landy; and legal fees paid to the firm of Eugene W. Landy of $17,500, $-0- and $17,500 for 2010, 2009 and 2008, respectively.

(3)

Represents Director’s fees of $20,500, $16,000 and $18,000 in 2010, 2009 and 2008, respectively and fringe benefits (including the use of an automobile) and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(4)

Represents Director’s fees of $20,500, $16,000 and $18,000 in 2010, 2009 and 2008, respectively, and fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.  Approximately 30%, 35% and 35% of this employee’s compensation cost is allocated to and reimbursed by UMH, pursuant to a cost sharing agreement between the Company and UMH in 2010, 2009 and 2008, respectively.

(5)

Represents discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer

(6)

These grant date fair values were established using the Black-Scholes stock option valuation model. See Note No. 11 to the Consolidated Financial Statements for assumptions used in the model.  The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

(7)

These values were established based on the number of shares granted during fiscal 2010 at the fair value on the date of grant of $7.85.

(8)

Effective November 8, 2010, Cynthia J. Morgenstern's employment as Executive Vice President terminated.  In accordance with her employment agreement, it is expected that she will be resigning from the Board of Directors.

(9)

Anna T. Chew, the Company’s Treasurer, is an employee of UMH.  Ms. Chew served as the Company’s Chief Financial Officer from 2003 through June 2010.  Her compensation disclosure can be found in the filings of UMH.  During 2010, 2009, and 2008, approximately 25% of her compensation cost was allocated to and reimbursed by the Company for her services, pursuant to a cost sharing arrangement between the Company and UMH.  Ms. Chew is an inside director and her directors fees are disclosed in the directors’ compensation table.

Stock Compensation Plans

Options to purchase 65,000 shares were granted in 2010 and options to purchase 116,185 shares were exercised during 2010.  During fiscal 2010, 67,900 shares of restricted common stock were granted at a grant date fair value of $7.85 per share.  As of September 30, 2010, the number of shares remaining for future grant of stock options or restricted stock is 1,024,485.

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

Stock Options

Options may be granted any time up through December 31, 2016.  No option shall be available for exercise beyond ten years.  All options are exercisable after one year from the date of grant.  The option price shall not be below the fair market value at date of grant.  Canceled or expired options are added back to the “pool” of shares available under the Plan.

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended September 30, 2010:

Name	Grant Date (1)	Number of Shares Underlying Options	Exercise Price of Option Award	Grant Date Fair Value (2)
Eugene W. Landy	01/05/10	65,000	$7.22	$21,450

(1)

These options expire 8 years from grant date.

(2)

These values were established using the Black-Scholes stock option valuation model.  The following weighted-average assumptions were used in the model:  expected volatility of 19.30%; risk-free interest rate of 3.25%; dividend yield of 8.31%; expected life of options of 8 years; and -0- estimated forfeitures.  The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

Restricted Stock

Under the 2007 Plan, the Compensation Committee determines the recipients of restricted stock award; the number of restricted shares to be awarded; the length of the restricted period of the award; the restrictions applicable to the award including, without limitation, the employment or retirement status of the participant; rules governing forfeiture and restrictions applicable to any sale, assignment, transfer, pledge or other encumbrance of the restricted stock during the restricted period; and the eligibility to share in dividends and other distributions paid to the Company’s stockholders during the restricted period. The maximum number of shares underlying restricted stock awards that may be granted in any one fiscal year to a participant shall be 100,000.

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of restricted stock made during the year ended September 30, 2010:

Name	Grant Date	Number of Shares of Restricted Stock	Grant Date Fair Value Per Share	Grant Date Fair Value
Eugene W. Landy	8/2/10	17,300	$7.85	$135,805
Cynthia J. Morgenstern (1)	8/2/10	7,600	7.85	59,660
Michael P. Landy	8/2/10	7,600	7.85	59,660
Maureen E. Vecere	8/2/10	7,600	7.85	59,660
Anna T. Chew	8/2/10	7,600	7.85	59,660

(1) Effective November 8, 2010, Cynthia J. Morgenstern's employment as Executive Vice President of Monmouth Real Estate Investment Corporation terminated.

Option Exercises and Stock Vested

The following table sets forth summary information concerning option exercises and vesting of restricted

Stock awards for each of the named executive officers during the year ended September 30, 2010:

	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($)
Eugene W. Landy	32,750	$61,570	-0-	-0-
Cynthia J. Morgenstern (1)	36,200	20,272	-0-	-0-
Michael P. Landy	-0-	-0-	-0-	-0-
Maureen E. Vecere	-0-	-0-	-0-	-0-
Anna T. Chew	16,000	320	-0-	-0-

(1)

Effective November 8, 2010, Cynthia J. Morgenstern’s employment as Executive Vice President terminated.

The following table sets forth for the executive officers named in the Summary Compensation Table,

information regarding stock options and restricted stock outstanding at September 30, 2010:

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (2)	Option exercise price ($)	Option expiration date	Number of Shares That Have Not Vested	Market Value Of Shares that Have Not Vested (3)

Eugene W. Landy					17,300	$135,286
	-0-	65,000 (1)	$7.22	01/05/18
	65,000	-0-	7.25	10/20/16
	65,000	-0-	8.22	12/12/15
	16,375	-0-	8.05	01/22/15
	65,000	-0-	8.15	08/02/14
	16,375	-0-	8.70	09/21/13
	65,000	-0-	8.28	08/10/13
	65,000	-0-	7.89	08/03/12
	65,000	-0-	6.90	01/22/11

Cynthia J. Morgenstern (4)					7,600	$59,432
	13,800	-0-	$7.25	10/20/16
	50,000	-0-	7.80	03/10/16
	6,550	-0-	8.05	01/22/15
	50,000	-0-	8.04	09/12/14
	6,550	-0-	8.70	09/21/13
	50,000	-0-	8.28	08/10/13
	50,000	-0-	7.41	05/20/12

Michael P. Landy					7,600	$59,432
	25,000	-0-	$7.25	10/20/16
	25,000	-0-	7.80	03/10/16
	9,825	-0-	8.05	01/22/15
	25,000	-0-	8.04	09/12/14
	9,825	-0-	8.70	09/21/13
	25,000	-0-	8.28	08/10/13

Maureen E. Vecere					7,600	$59,432
	25,000	-0-	$7.25	10/20/16
	25,000	-0-	7.80	03/10/16
	6,550	-0-	8.05	01/22/15
	25,000	-0-	8.04	09/12/14
	6,550	-0-	8.70	09/21/13
	25,000	-0-	8.28	08/10/13
	15,000	-0-	7.41	05/20/12

Anna T. Chew					7,600	$59,432
	50,000	-0-	$7.25	10/20/16
	50,000	-0-	7.80	03/10/16
	6,550	-0-	8.05	01/22/15
	50,000	-0-	8.04	09/12/14
	6,550	-0-	8.70	09/21/13
	50,000	-0-	8.28	08/10/13
	50,000	-0-	7.41	05/20/12

(1)

These options will become exercisable on January 5, 2011.

(2)

All options are exercisable one year from date of grant.

(3)

Based on the closing price of our common stock on September 30, 2010 of $7.82.  Restricted stock awards vest over 5 years.

(4)

Effective November 8, 2010, Cynthia J. Morgenstern's employment as Executive Vice President terminated.

Employment Agreements

During fiscal 2010, the Company executed the Fourth Amendment to the Employment Contract (Fourth Amendment) with Eugene W. Landy, the Company’s President and Chief Executive Officer. The existing amended employment agreement had originally expired on December 31, 2009 but was automatically renewed for a one-year term in accordance with the terms of the agreement.  The Fourth Amendment increases Mr. Eugene Landy’s base salary from $225,000 per year to $275,000 per year, extends the pension payments of $50,000 per year through 2020, awards an Outstanding Leadership Achievement Award in the amount of $300,000 per year for three years for a total of $900,000 and revises the employee’s incentive bonus schedule as detailed in the Fourth Amendment.  The Company has accrued additional compensation expense related to the additional pension benefits of $164,000.    Pursuant to the amended employment agreement, Mr. Eugene Landy will receive, each year, an option to purchase 65,000 shares of the Company common stock and may receive bonuses in amounts determined by the Company’s board of directors, based upon progress towards achieving certain target levels of growth in market capitalization, funds from operations and dividends per share. The amended employment agreement provides that Mr. Eugene Landy is entitled to five weeks paid vacation and to participate in the Company’s employee benefits plans at any time he is entitled to receive pension benefits.

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

During fiscal 2010, the Company executed a two-year employment agreement with Cynthia J. Morgenstern, the Executive Vice President, which is effective January 1, 2010 through December 31, 2011.  Effective November 8, 2010, Cynthia J. Morgenstern's employment as Executive Vice President terminated.  In accordance with her Employment Agreement, it is expected that she will be resigning from the Board of Directors.

Under this employment agreement, Ms. Morgenstern was entitled to receive a base salary of $241,005 for the year ending December 31, 2010, and was entitled to increases of 5% for the year ending December 31, 2011, plus bonuses, if any, in amounts determined by the Company’s board of directors or president.  Ms. Morgenstern’s employment agreement provided for four weeks paid vacation, the use of an automobile, reimbursement of her reasonable and necessary business expenses and that Ms. Morgenstern was entitled to participate in the Company’s employee benefit plans.  Ms. Morgenstern’s employment agreement also required the Company to reimburse Ms. Morgenstern for the cost of a disability insurance policy such that, in the event of Ms. Morgenstern’s disability for a period of more than 90 days, Ms. Morgenstern would have received benefits equal to 60% of her then-current salary.  In the event of a merger, sale or change of control of the Company, which is defined as a change in voting control and excludes transactions between the Company and UMH, Ms. Morgenstern would have had the right to terminate the employment agreement or extend the employment agreement for two years from the date of merger, sale or change in control.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of Ms. Morgenstern, other than a termination for cause as defined by the agreement, she is entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2009, the Company and Michael P. Landy, Chairman of the Executive Committee and Executive Vice President, entered into a three-year employment agreement, under which Mr. Michael Landy receives an annual base salary of $190,575 for 2009 with increases of 5% for 2010 and 2011, plus bonuses and customary fringe benefits.  The employment agreement renews for successive one-year terms, unless either party gives written notice of termination to the other party.  Mr. Michael Landy will also receive four weeks paid vacation.  The Company will reimburse the Mr. Michael Landy for the cost of a disability insurance policy such that, in the event of his disability for a period of more than 90 days, he will receive benefits up to 60% of his then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Michael Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of Mr. Michael Landy, other than a termination for cause as defined by the agreement, he shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Approximately 30% of Mr. Michael Landy’s compensation is allocated to UMH pursuant to a cost sharing arrangement between the Company and UMH.

The Company amended the employment agreement with Maureen E. Vecere, who was appointed the Company’s Chief Financial and Accounting Officer on June 2, 2010.  Prior to that date, Ms. Vecere was the Company’s Controller and Treasurer since 2003.  The amendment provides for an increase in Ms. Vecere’s base salary from $149,000 per year to $180,000 per year for the remainder of calendar 2010 with an increase of 5% for calendar 2011.  The other terms of the contract remained unchanged. The employment agreement renews for successive one-year terms, unless either party gives written notice of termination to the other party.    The employment agreement also provides for bonuses and customary fringe benefits and four weeks paid vacation.  The Company will reimburse Ms. Vecere for the cost of a disability insurance policy such that, in the event of her disability for a period of more than 90 days, she will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Ms. Vecere will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of Ms. Vecere, other than a termination for cause as defined by the agreement, she shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Potential Payments upon Termination of Employment or Change-in-Control

Under the employment agreements with our President and Chief Executive Officer and certain other named executive officers, our President and Chief Executive Officer and such other named executive officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control). These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur.    The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at September 30, 2010.

	Voluntary Resignation on 9/30/10 (2)	Termination Not for Cause Or Good Reason Resignation on 9/30/10	Termination For Cause on 9/30/10 (2)	Termination Not for Cause or Good Reason Resignation (After a Change-in-Control) on 9/30/10	Disability/ Death on 9/30/10
Eugene W. Landy	$5,288	$519,400 (3)	$5,288	$3,019,400 (4)	$844,400 (5)
Cynthia J. Morgenstern (1)	-0-	313,307 (6)	-0-	313,307 (6)	313,307 (6)
Michael P. Landy	3,848	260,134 (6)	3,848	260,134 (6)	260,134 (6)
Maureen E. Vecere	3,462	234,000 (6)	3,462	234,000 (6)	234,000 (6)

(1)

Effective November 8, 2010, Cynthia J. Morgenstern's employment as Executive Vice President terminated.

(2)

Consists of accrued vacation time.

(3)

Consists of severance payments of $500,000, payable $100,000 per year for 5 years plus the estimated cost of continuation of benefits for one year following termination and accrued vacation.

(4)

Mr. Landy shall receive a lump-sum payment of $2,500,000 in the event of a change in control, provided that the sale price of the Company is at least $10 per share of common stock.  In addition, if Mr. Landy’s employment agreement is terminated, he receives severance payments of $500,000, continuation of benefits for one year following termination and accrued vacation.

(5)

In the event of a disability, as defined in the agreement, Mr. Landy shall receive disability payments equal to his base salary for a period of three years, continuation of benefits for one year following termination and accrued vacation. He has a death benefit of $500,000 payable to Mr. Landy’s beneficiary.

(6)

Payments represent 15 months salary under the respective employment agreements.

(7)

Anna T. Chew is an employee of UMH.

The Company retains the discretion to compensate any officer upon any future termination of employment or a change-in-control.

Director Compensation

Prior to the July 1, 2010 directors’ meeting, the Directors received a fee of $1,500 for each Board Meeting attended, $500 for each Board phone meeting, and an additional fixed annual fee of $10,000 payable quarterly.  Directors appointed to board committees receive $150 for each meeting attended.  Those specific committees are Nominating Committee, Compensation Committee and Audit Committee.

Effective July 1, 2010, Directors receive a fee of $2,250 for each Board meeting attended, $500 for each Board phone meeting, and an additional fixed annual fee of $15,000 payable quarterly.  Directors appointed to board committees receive $500 for each meeting attended.

The table below sets forth a summary of director compensation for the fiscal year ended September 30, 2010:

Director	Annual Board Cash Retainer ($)	Meeting Fees ($)	Committee Fees ($)	Option Awards ($)	Total Fees Earned or Paid in Cash ($)

Ernest Bencivenga (1)	$12,500	6,500	$-0-	$-0-	$19,000
Anna T. Chew	12,500	8,000	-0-	-0-	20,500
Daniel D. Cronheim	12,500	8,000	-0-	-0-	20,500
Catherine B. Elflein (3)	12,500	8,000	1,300	-0-	21,800
Neal Herstik (2)(5)	12,500	8,000	3,650	-0-	24,150
Matthew I. Hirsch (3)(4)(5)	12,500	8,000	2,250	-0-	22,750
Charles Kaempffer (1)	12,500	4,500	1,300	-0-	18,300
Joshua Kahr	12,500	8,000	-0-	-0-	20,500
Eugene W. Landy (7)	12,500	8,000	-0-	-0-	20,500
Michael P. Landy	12,500	8,000	-0-	-0-	20,500
Samuel A. Landy	12,500	8,000	-0-	-0-	20,500
Cynthia J. Morgenstern (6)	12,500	8,000	-0-	-0-	20,500
Scott L. Robinson (3)	12,500	8,000	1,300	-0-	21,800
Eugene Rothenberg	12,500	8,000	-0-	-0-	20,500
Stephen B. Wolgin (2)(3)(4)(5)	12,500	8,000	7,400	-0-	27,900
Total	$187,500	$115,000	$17,200	$-0-	$319,700

(1)

Emeritus directors are retired directors who are not entitled to vote on board resolutions however they receive directors’ fees for participation in the board meetings.

(2)

These directors act as lead directors when attending the Company’s Executive Committee meetings.

(3)

 The Audit Committee for 2010 consists of Mr. Hirsch, Mr. Wolgin, Mr. Robinson and Ms. Elflein. The board had determined that Mr. Wolgin and Ms. Elflein are considered “audit committee financial experts” within the meaning of the rules of the SEC and are “financially sophisticated” within the meaning of the listing requirements of the New York Stock Exchange.

(4)

Mr. Hirsch and Mr. Wolgin are members of the Compensation Committee.

(5)

Mr. Herstik, Mr. Hirsch, and Mr. Wolgin are members of the Nominating Committee.

(6)

Effective November 8, 2010, Cynthia J. Morgenstern's employment as Executive Vice President terminated.  In accordance with her employment agreement, it is expected that she will be resigning from the Board of Directors.

(7)

Mr. Landy’s equity awards for compensation as an employee are disclosed in the Summary Compensation Table.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific agreements described above, the Company does not have   a pension or other post-retirement plans in effect for officers, directors or employees or a nonqualified deferred compensation plan.  The Company’s employees may elect to participate in the 401(k) plan of UMH Properties, Inc.

Other Information

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and CMS.  Daniel Cronheim received $20,500, $16,000 and $18,000 for Director’s fees in 2010, 2009 and 2008, respectively.  The David Cronheim Company received $22,773, $20,352 and $3,219 in lease commissions in 2010, 2009 and 2008, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $100,000, $-0- and $-0- in mortgage brokerage commissions in 2010, 2009 and 2008, respectively.

During fiscal 2010, 2009 and 2008, the Company was subject to management contracts with CMS for a fixed fee of $380,000.  During 2010, the Company also agreed to reimburse CMS for fees paid to subagents.  CMS provides sub-agents as regional managers for the Company’s properties and in 2009 and 2008, compensated the subagents out of the $380,000 management fee.   The Company paid CMS management fees (net of allocation to the minority owner of the Somerset, New Jersey shopping center) of $421,647, $375,477 and $375,477 fiscal 2010, 2009 and 2008, respectively, for the management of the properties subject to the management contract.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks and no member of the compensation committee has served as an officer or employee of the Company or any of its subsidiaries at any time.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of the Company’s common stock (the shares) as of September 30, 2010 by:

•

each person known by the Company to beneficially own more than five percent of the Company’s outstanding shares;

•

the Company’s directors;

•

the Company’s executive officers; and

•

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o Monmouth Real Estate Investment Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by that person under options exercisable within 60 days of September 30, 2010 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Shares Outstanding(2)

Oakland Financial Corporation 34200 Mound Road Sterling Heights, Michigan 48310	2,402,847(3)	7.08%
UMH Properties, Inc.	2,047,592(4)	6.03%
Anna T. Chew	388,331(5)	1.13%
Daniel D. Cronheim	78,100	*
Catherine B. Elflein	3,875(6)	*
Neal Herstik	7,527(7)	*
Matthew I. Hirsch	61,102(8)	*
Joshua Kahr	982	*
Eugene W. Landy	1,796,990(9)	5.22%
Samuel A. Landy	319,657(10)	*
Michael P. Landy	304,393(11)	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Shares Outstanding(2)

Cynthia J. Morgenstern (17)	333,068(12)	*
Allison Nagelberg	8,464(13)	*
Scott Robinson	7,000(14)	*
Eugene D. Rothenberg	75,940	*
Maureen E. Vecere	139,403(15)	*
Stephen B. Wolgin	19,898(16)	*
Directors and Officers as a group	3,544,730	10.07%

*Less than 1%.

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares listed.

(2)

Based on the number of outstanding shares on September 30, 2010, which was 33,956,138.

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

(4)

Based on Schedule Form 4 filed on September 15, 2010, filed with the SEC by UMH Properties, Inc. which indicates that UMH has sole voting and dispositive power with respect to 2,047,592 shares.  Included in the 2,047,592 shares held, UMH owns $5,000,000 of the 2005 Debentures, representing 436,681 shares on a converted basis at $11.45 per share.

(5)

Includes (a) 106,554 shares owned jointly with Ms. Chew’s husband; and (b) 18,677 Shares held in Ms. Chew’s 401(k) Plan.  As a co-trustee of the UMH 401(k), Ms. Chew has shared voting power over the shares held by the UMH 401(k).  She, however, disclaims beneficial ownership of all of the shares held by the UMH 401(k), except for the 18,677 shares held by the UMH 401(k) for her benefit.  Includes 263,100 shares issuable upon exercise of stock options.  Additionally, the number of shares includes 7,600 shares of restricted stock of which none are currently vested.

(6)

Includes 2,300 shares owned jointly with Ms. Elflein’s husband.

(7)

Includes 5,000 shares issuable upon the exercise of a stock option.

(8)

Includes 60,102 shares owned jointly with Mr. Hirsch’s wife.

(9)

Includes (a) 140,291 shares owned by Mr. Landy’s wife; (b) 223,923 shares held in the E.W. Landy Profit Sharing Plan of which Mr. Landy is a trustee and has shared voting and dispositive power; (c) 185,847 shares held in the E.W. Landy Pension Plan over which Mr. Landy has shared voting and dispositive power; (d) 13,048 Shares held in Landy Investments Ltd., over which Mr. Landy has shared voting and dispositive power; (e) 86,200 shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, over which Mr. Landy has shared voting and dispositive power; and (f) 12,957 shares in Juniper Plaza Associates, and (g) 3,008 shares held in Windsor Industrial Park Associates, over which Mr. Landy has shared voting and dispositive power.  Includes 487,750 shares issuable upon the exercise of stock options.  Additionally, the number of shares includes 17,300 shares of restricted stock of which none are currently vested.

(10)

Includes (a) 20,535 shares owned by Mr. Landy’s wife; (b) 84,977 shares held in custodial accounts for Mr. Landy’s minor children under the New Jersey Uniform Transfers to Minors Act with respect to which he disclaims any beneficial interest but he has sole dispositive and voting power; (c) 24,379 shares in the Samuel Landy Family Limited Partnership; and (d) 42,816 shares held in the UMH 401(k) Plan.  As a co-trustee of the UMH 401(k), Mr. Landy has shared voting power over the shares held by the UMH 401(k).  He, however, disclaims beneficial ownership of all of the shares held by the UMH 401(k), except for the 42,816 shares held by the UMH 401(k) for his benefit.

(11)

Includes (a) 13,707 shares owned by Mr. Landy’s wife; and (b) 103,680 shares held in custodial accounts for Mr. Landy’s minor children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote, and (c) 6,067 shares held in 401(k) Plan.  Includes 119,650 shares issuable upon the exercise of stock options. Additionally, the number of shares includes 7,600 shares of restricted stock of which none are currently vested.

 (12)

Includes 2,152 shares held in Ms. Morgenstern’s 401(k) Plan over which she has sole dispositive power.  Includes 226,900 shares issuable upon the exercise of stock options.  Additionally, the number of shares includes 7,600 shares of restricted stock of which none are currently vested.

 (13)

Includes 1,133 shares held in custodial accounts for Ms. Nagelberg’s minor children under the New Jersey Uniform Transfers to Minors Act with respect to which she disclaims any beneficial interest but she has sole dispositive and voting power.  Additionally, the number of shares includes 5,500 shares of restricted stock of which none are currently vested.

 (14)

Includes 5,000 shares issuable upon the exercise of a stock option.

(15)

Includes (a) 3,261 shares held in custodial accounts for Ms. Vecere’s minor children under the New Jersey Uniform Transfers to Minors Act with respect to which she disclaims any beneficial interest but she has sole dispositive and voting power, and (b) 219 shares held in 401(k) Plan.  Includes 128,100 shares issuable upon the exercise of stock options.  Additionally, the number of shares includes 7,600 shares of restricted stock of which none are currently vested.

(16)

Includes (a) 1,538 shares owned by Mr. Wolgin’s wife, and (b) 104 shares held in custodial accounts for Mr. Wolgin’s minor children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote.

(17)

Effective November 8, 2010, Cynthia J. Morgenstern's employment as Executive Vice President of Monmouth Real Estate Investment Corporation terminated.  In accordance with her Employment Agreement, it is expected that she will be resigning from the Board of Directors.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company has a note receivable from Mr. Eugene W. Landy with a balance of $984,375 at September 30, 2010 and 2009 which is included in Loans to Officers, Directors and Key Employees included under Shareholders’ Equity.  This note was signed on April 30, 2002 and is due on April 30, 2012.  The interest rate is fixed at 5% and the note is collateralized by 150,000 shares of the Company stock.    Interest earned by the Company on this note is $49,219 per year.

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and CMS.  Daniel Cronheim received $20,500, $16,000 and $18,000 for Director’s fees in 2010, 2009 and 2008, respectively.  The David Cronheim Company received $22,773, $20,352 and $3,219 in lease commissions in 2010, 2009 and 2008, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $100,000, $-0- and $-0- in mortgage brokerage commissions in 2010, 2009 and 2008, respectively.

During fiscal 2010, 2009 and 2008, the Company was subject to management contracts with CMS for a fixed fee of $380,000.  During 2010, the Company also agreed to reimburse CMS for fees paid to subagents.  CMS provides sub-agents as regional managers for the Company’s properties and during 2009 and 2008, had compensated the subagents out of the $380,000 management fee.   The Company paid CMS management fees (net of allocation to the minority owner of the Somerset, New Jersey shopping center) of $421,647, $375,477 and $375,477 fiscal 2010, 2009 and 2008, respectively, for the management of the properties subject to the management contract. Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

The Company operates in conjunction with UMH Properties, Inc. (UMH).  Some general and administrative expenses are allocated between the Company and UMH based on use or services provided.  Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each.

There are five Directors of the Company who are also Directors and shareholders of UMH.  The Company holds common stock of UMH in its securities portfolio.  On October 10, 2008, the Company repurchased $1,000,000 principal amount at par of 2013 Debentures which were held by UMH as of September 30, 2008.

On July 22, 2008, the Company sold its 44,719 square foot industrial property in Ramsey, New Jersey to HSM Acquisitions Partners, Inc. and other related parties, for a selling price of $4,050,000.  The decision to sell the property and the terms of the sale were recommended by the Company’s Business Judgment Committee, whose members consist of independent directors.  The Business Judgment Committee obtained an independent appraisal of the property to assist in determining the contract terms.  The Company believes that the terms of the sale are comparable to what the Company could have agreed to with an unrelated party.  A one-third interest in the purchasing group is held by the President of CMS, the Company’s real estate advisor, who is also the father of one of the inside Directors of the Company.  The majority of the purchasing group is unrelated to the Company.  No real estate commission was paid on this transaction.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

PKF LLP served as the Company’s independent registered public accountants for the years ended September 30, 2010, 2009 and 2008.  The following are fees billed by and accrued to PKF LLP in connection with services rendered:

	2010	2009

Audit Fees	$172,500	$168,000
Audit Related Fees	43,045	3,450
Tax Fees	40,000	40,000
All Other Fees	-0-	-0-
Total Fees	$255,545	$211,450

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE(S)

(a) (1) The following Financial Statements are filed as part of this report:

(i) Report of Independent Registered Public Accounting Firm	73

(ii) Consolidated Balance Sheets as of September 30, 2010 and 2009	74 - 74

(iii) Consolidated Statements of Income for the years ended September 30, 2010, 2009 and 2008	76 -77

(iv) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2010, 2009 and 2008	78 - 79

(v) Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008	80

(vi) Notes to the Consolidated Financial Statements	81 - 114

(a) (2) The following Financial Statement Schedule is filed as part of this report:

(i) Schedule III - Real Estate and Accumulated Depreciation as of September 30, 2010	115 - 123

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the Consolidated Financial Statements or Notes hereto.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT’D)

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

10.2 Amended Employment Agreement with Mr. Eugene W. Landy dated June 26, 1997 (incorporated by reference to the 2009 10-K filed by the Registrant with the Securities and Exchange Committee on December 10, 2009) (Registration No. 001-33177).

10.3 Amendment to Employment agreement with Mr. Eugene W. Landy dated November 5, 2003 (incorporated by reference to the 2004 proxy filed by the Registrant with the Securities and Exchange Committee on April 1, 2004) (Registration No. 000-04248).

10.4 Third Amendment to Employment Contract of Eugene W. Landy, dated April 14, 2008.  (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on April 16, 2008)  (Registration No. 001-33177).

10.5 Fourth Amendment to Employment Agreement – Eugene W. Landy, dated July 13, 2010 (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on July 13, 2010).(Registration No. 001-33177).

10.6 Employment Agreement with Cynthia J. Morgenstern dated May 18, 2010 (incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 19, 2010). (Registration No. 001-33177).

10.7 Employment Agreement - Michael P. Landy, dated January 21, 2009. (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on January 21, 2009).  (Registration No. 001-33177).

10.8 Employment Agreement – Maureen E. Vecere, dated January 21, 2009 (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on January 21, 2009). (Registration No. 001-33177).

10.9   Amendment to Employment Agreement – Maureen E. Vecere, dated June 7, 2010 (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on June 7, 2010)(Registration No. 001-33177).

10.10 Management Agreement with Cronheim Management Services dated August 1, 2006 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on December 14, 2006). (Registration No. 001-33177).

10.11 Second Supplemental Indenture, dated November 20, 2007 among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation, and Wilmington Trust Company, as trustee, to Indenture, dated as of October 23, 2003 between Monmouth Capital Corporation and the Wilmington Trust Company, as trustee. (incorporated by reference to the 2009 10-K filed by the Registrant with the Securities and Exchange Committee on December 10, 2009) (Registration No. 001-33177).

10.12   First Supplemental Indenture, dated July 31, 2007, among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation and Wilmington Trust Company, as trustee, to Indenture, dated as of October 23, 2003, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 2, 2007). (Registration No. 001-33177).

10.13  Indenture, dated as of October 23, 2003, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 2, 2007). (Registration No. 001-33177).

10.14 Second Supplemental Indenture, dated November 20, 2007 among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation, and Wilmington Trust Company, as trustee, to Indenture, dated March 30, 2005, between Monmouth Capital Corporation and the Wilmington Trust Company, as trustee. (incorporated by reference to the 2009 10-K filed by the Registrant with the Securities and Exchange Committee on December 10, 2009) (Registration No. 001-33177).

10.15 First Supplemental Indenture, dated July 31, 2007, among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation and Wilmington Trust Company, as trustee, to Indenture, dated as of March 30, 2005, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 2, 2007). (Registration No. 001-33177).

 10.16  Indenture, dated as of March 30, 2005, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 2, 2007). (Registration No. 001-33177).

10.17  Dividend Reinvestment and Stock Purchase Plan of Monmouth Real Estate Investment Corporation (incorporated by reference to Form S-3D filed by the Registrant with the Securities and Exchange Commission on February 5, 2010). (Registration No. 333-164711).

10.18 Monmouth Real Estate Investment Corporation’s 2007 Stock Option Plan, Amended and Restated.  (incorporated herein by reference to the Registrant's proxy statement, filed on March 36, 2010). (Registration No.001-33177).

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
(g) MREIC South Carolina, LLC, a South Carolina limited liability company
(h) MREIC Illinois, LLC, an Illinois limited liability company
(i) MREIC Lebanon, Tennessee, LLC, a Tennessee limited liability company

(23)	Consent of PKF LLP.
(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)

Audit Committee Charter, as amended January 16, 2008 (incorporated by reference from the

 Company’s 2008 10-K as filed with the Securities and Exchange Commission on December

11, 2008.)  (Registration No. 01-33177).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited the accompanying consolidated balance sheets of Monmouth Real Estate Investment Corporation (the “Company”) as of September 30, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010.  Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2)(i).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monmouth Real Estate Investment Corporation at September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2010, expressed an unqualified opinion thereon.

/s/ PKF LLP

New York, New York

December 8, 2010

* * *

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

ASSETS	2010	2009

Real Estate Investments:
Land	$76,650,817	$70,530,817
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $58,581,019 and $49,298,190, respectively	312,937,618	275,349,764
Total Real Estate Investments	389,588,435	345,880,581

Real Estate Held for Sale	2,600,278	2,724,261
Cash and Cash Equivalents	6,814,553	6,080,888
Securities Available for Sale at Fair Value	42,517,725	27,824,665
Tenant and Other Receivables	647,261	586,917
Deferred Rent Receivable	1,574,933	1,202,420
Loans Receivable, net	268,817	391,692
Prepaid Expenses	613,994	590,265
Financing Costs, net of Accumulated Amortization of $1,731,822 and $1,333,133, respectively	2,443,616	2,317,679
Lease Costs, net of Accumulated Amortization of $571,324 and $361,486, respectively	1,020,402	858,368
Intangible Assets, net of Accumulated Amortization of $4,697,265 and $3,561,925, respectively	5,835,274	6,200,014
Other Assets	193,509	336,687

TOTAL ASSETS	$454,118,797	$394,994,437

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30,

LIABILITIES AND SHAREHOLDERS' EQUITY	2010	2009

Liabilities:
Mortgage Notes Payable	$210,577,861	$192,050,283
Subordinated Convertible Debentures	13,990,000	13,990,000
Loans Payable	9,273,913	19,063,750
Accounts Payable and Accrued Expenses	2,088,853	2,083,542
Other Liabilities	2,675,698	2,915,712

Total Liabilities	238,606,325	230,103,287

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $33,062,500 liquidation value, 1,322,500 Shares Authorized, Issued and Outstanding as of September 30, 2010 and 2009, respectively	$33,062,500	$33,062,500
Common Stock - $.01 Par Value, 40,000,000 Shares Authorized; 33,956,138 and 25,788,779 Issued as of September 30, 2010 and 2009, respectively and 33,951,138 and 25,783,779 Shares Outstanding as of September 30, 2010 and 2009, respectively	339,561	257,888
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Treasury Stock at Cost - 5,000 Shares	(24,905)	(24,905)
Additional Paid-In Capital	170,743,069	125,606,953
Accumulated Other Comprehensive Income	10,116,057	3,796,831
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-
Total MREIC’s Shareholders' Equity	213,034,719	161,497,704
Noncontrolling Interests	2,477,753	3,393,446
Total Shareholders’ Equity	215,512,472	164,891,150

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$454,118,797	$394,994,437

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2010	2009	2008
INCOME:
Rental Revenue	$37,323,455	$34,085,333	$32,201,597
Reimbursement Revenue	7,889,367	7,233,165	6,946,662
TOTAL INCOME	45,212,822	41,318,498	39,148,259

EXPENSES:
Real Estate Taxes	7,098,291	6,586,939	6,083,951
Operating Expenses	1,941,663	1,847,420	1,771,891
General & Administrative Expense	3,735,687	2,782,193	2,753,044
Acquisition Costs	459,030	-0-	-0-
Depreciation	9,282,829	8,553,869	7,892,129
Amortization	1,639,244	1,568,056	1,993,597
TOTAL EXPENSES	24,156,744	21,338,477	20,494,612

OTHER INCOME (EXPENSE):
Interest and Dividend Income	2,510,909	2,502,253	1,871,262
Gain (Loss) on Securities Transactions, net	2,609,149	(6,601,460)	(3,660,283)
Interest Expense	(14,822,725)	(13,897,398)	(13,138,767)
TOTAL OTHER INCOME (EXPENSE)	(9,702,667)	(17,996,605)	(14,927,788)

INCOME FROM CONTINUING OPERATIONS	11,353,411	1,983,416	3,725,859

DISCONTINUED OPERATIONS:
Income (Loss) from Operations of Disposed Property and Property Held for Sale	(138,159)	(176,532)	646,164
Gain on Sale of Investment Property	-0-	-0-	6,790,616
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(138,159)	(176,532)	7,436,780

NET INCOME	11,215,252	1,806,884	11,162,639
Less: Net Income Attributable to Noncontrolling Interests	207,737	153,983	139,744

NET INCOME ATTRIBUTABLE TO MREIC’S SHAREHOLDERS	11,007,515	1,652,901	11,022,895

Preferred Dividend	2,521,214	2,521,214	2,521,344

NET INCOME (LOSS) ATTRIBUTABLE TO MREIC’S COMMON SHAREHOLDERS	$8,486,301	($868,313)	$8,501,551

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2010	2009	2008
BASIC INCOME (LOSS) – PER SHARE
Income from Continuing Operations	$.37	$.07	$.15
Income from Discontinued Operations	-0-	-0-	.30
Net Income	.37	.07	.45
Less: Net Income Attributable to Noncontrolling Interests	(.01)	(-0-)	(-0-)
Net Income Attributable to MREIC’s Shareholders	.36	.07	.45
Less: Preferred Dividend	(.08)	(.10)	(.10)
Net Income (Loss) Attributable to MREIC’s Common Shareholders	$.28	($.03)	$.35

DILUTED INCOME (LOSS) – PER SHARE
Income from Continuing Operations	$.37	$.07	$.15
Income from Discontinued Operations	-0-	-0-	.30
Net Income	.37	.07	.45
Less: Net Income Attributable to Noncontrolling Interests	(.01)	(-0-)	(-0-)
Net Income Attributable to MREIC’s Shareholders	.36	.07	.45
Less: Preferred Dividend	(.08)	(.10)	(.10)
Net Income (Loss) Attributable to MREIC’s Common Shareholders	$.28	($.03)	$.35

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	30,371,217	24,981,427	24,131,497
Diluted	30,382,396	24,988,386	24,172,194

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2010, 2009, AND 2008

	Common Stock	Preferred Stock	Treasury Stock	Additional Paid in Capital	Loans to Officers Directors and Key Employees

Balance September 30, 2007	$239,407	$33,062,500	$-0-	$135,547,916	($1,201,563)
Shares Issued in Connection with the DRIP	6,124	-0-	-0-	4,226,318	-0-
Shares Issued Through the Exercise of Stock Options	140	-0-	-0-	99,680	-0-
Distributions	-0-	-0-	-0-	(5,972,560)	-0-
Distributions to Noncontrolling Interest	-0-	-0-	-0-	-0-	-0-
Net Income Attributable to MREIC’s Common Shareholders	-0-	-0-	-0-	-0-	-0-
Net Income Attributable to Noncontrolling Interest	-0-	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	42,453	-0-
Unrealized Net Holding Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2008	245,671	33,062,500	-0-	133,943,807	($1,201,563)
Shares Issued in Connection with the DRIP	12,217	-0-	-0-	7,438,287	-0-
Purchase of Treasury Stock	-0-	-0-	(24,905)	-0-	-0-
Distributions	-0-	-0-	-0-	(15,852,492)	-0-
Distributions to Noncontrolling Interest	-0-	-0-	-0-	-0-	-0-
Net Income Attributable to MREIC’s Common Shareholders	-0-	-0-	-0-	-0-	-0-
Net Income Attributable to Noncontrolling Interest	-0-	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	77,351	-0-
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2009	257,888	33,062,500	(24,905)	125,606,953	($1,201,563)
Shares Issued in Connection with the DRIP	22,529	-0-	-0-	15,907,876	-0-
Shares Issued in Connection with Registered Direct Placements, net of offering costs	57,302	-0-	-0-	38,581,635	-0-
Shares Issued Through the Exercise of Stock Options	1,163	-0-	-0-	763,134	-0-
Shares Issued Through Restricted Stock Awards	679			(679)
Stock Based Compensation Expense	-0-	-0-	-0-	33,860	-0-
Purchase of Noncontrolling Interest	-0-	-0-	-0-	(169,786)	-0-
Distributions	-0-	-0-	-0-	(9,979,924)	-0-
Distributions to Noncontrolling Interest	-0-	-0-	-0-	-0-	-0-
Net Income Attributable to MREIC’s Common Shareholders	-0-	-0-	-0-	-0-	-0-
Net Income Attributable to Noncontrolling Interest	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2010	$339,561	$33,062,500	($24,905)	$170,743,069	($1,201,563)

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008, CONT’D.

	Undistributed Income (Loss)	Accumulated Other Compre- hensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity	Comprehensive Income

Balance September 30, 2007	$-0-	($433,958)	$3,486,060	$170,700,362
Shares Issued in Connection with the DRIP	-0-	-0-	-0-	4,232,442
Shares Issued Through the Exercise of Stock Options	-0-	-0-	-0-	99,820
Distributions	(8,501,551)	-0-	-0-	(14,474,111)
Distributions to Noncontrolling Interest	-0-	-0-	(6,648)	(6,648)
Net Income Attributable to MREIC’s Common Shareholders	8,501,551	-0-	-0-	8,501,551	$8,501,551
Net Income Attributable to Noncontrolling Interest	-0-	-0-	139,744	139,744	139,744
Stock Based Compensation Expense	-0-	-0-	-0-	42,453
Unrealized Net Holding Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(5,705,493)	-0-	(5,705,493)	(5,705,493)
Balance September 30, 2008	-0-	(6,139,451)	3,619,156	163,530,120	$2,935,802
Shares Issued in Connection with the DRIP	-0-	-0-	-0-	7,450,504
Purchase of Treasury Stock	-0-	-0-	-0-	(24,905)
Distributions	868,313	-0-	-0-	(14,984,179)
Distributions to Noncontrolling Interest	-0-	-0-	(379,693)	(379,693)
Net Loss Attributable to MREIC’s Common Shareholders	(868,313)	-0-	-0-	(868,313)	($868,313)
Net Income Attributable to Noncontrolling Interest	-0-	-0-	153,983	153,983	153,983
Stock Based Compensation Expense	-0-	-0-	-0-	77,351
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	9,936,282	-0-	9,936,282	9,936,282
Balance September 30, 2009	$-0-	$3,796,831	$3,393,446	$164,891,150	$9,221,952
Shares Issued in Connection with the DRIP	-0-	-0-	-0-	15,930,405
Shares Issued in Connection with Registered Direct Placements, net of offering costs	-0-	-0-	-0-	38,638,938
Shares Issued Through the Exercise of Stock Options	-0-	-0-	-0-	764,296
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	33,860
Purchase of Noncontrolling Interest			(779,016)	(948,802)
Distributions	(8,486,301)	-0-	-0-	(18,466,225)
Distributions to Noncontrolling Interest			(344,414)	(344,414)
Net Income Attributable to MREIC’s Common Shareholders	8,486,301	-0-	-0-	8,486,301	$8,486,301
Net Income Attributable to Noncontrolling Interest	-0-	-0-	207,737	207,737	207,737
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	6,319,226	-0-	6,319,226	6,319,226
Balance September 30, 2010	$-0-	$10,116,057	$2,477,753	$215,512,472	$15,013,264

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,215,252	$1,806,884	$11,162,639
Noncash Items Included in Net Income:
Depreciation & Amortization	11,275,679	10,530,768	10,087,318
Stock Based Compensation Expense	33,860	77,351	42,453
Loss (Gain) on Securities Transactions, net	(2,609,149)	6,601,460	3,660,283
Gain on Sale of Investment Property		-0-	(6,790,616)
Changes in:
Tenant, Deferred Rent & Other Receivables	(432,857)	643,948	(145,943)
Prepaid Expenses & Other Assets	(252,423)	(789,653)	(270,352)
Accounts Payable, Accrued Expenses & Other Liabilities	(234,703)	720,697	(306,947)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	18,995,659	19,591,455	17,438,835

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(48,225,328)	(4,088,300)	(18,838,680)
Capital Improvements & Purchases of Equipment	(885,829)	(4,149,178)	(15,271,228)
Purchase of Noncontrolling Interest	(948,802)	-0-	-0-
Decrease (Increase) in Construction in Progress	-0-	-0-	650,233
Proceeds from Sale of Real Estate	-0-	-0-	10,486,277
Purchase of Securities Available for Sale	(19,001,455)	(5,890,534)	(17,897,269)
Proceeds from Sale of Securities Available for Sale	13,236,770	2,406,354	962,822
Collections on Loans Receivable	122,875	65,744	76,843
NET CASH USED IN INVESTING ACTIVITIES	(55,701,769)	(11,655,914)	(39,831,002)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Mortgages	27,100,000	11,125,073	29,400,000
Principal Payments on Mortgages	(13,336,548)	(11,022,422)	(11,804,406)
Net Proceeds from (Payments on) Loans	(9,789,837)	4,512,803	12,050,947
Repurchase of Subordinated Convertible Debentures	-0-	(1,000,000)	-0-
Financing Costs on Debt	(535,626)	(358,882)	(631,608)
Net Distributions to Noncontrolling Interests	(344,414)	(379,693)	(6,648)
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	38,661,466	-0-	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of reinvestments	11,261,278	3,122,476	1,345,449
Proceeds from Exercise of Options	764,297	-0-	99,820
Repurchase of Common Stock, held in treasury	-0-	(24,905)	-0-
Preferred Dividends Paid	(2,521,214)	(2,521,214)	(2,521,344)
Dividends Paid, Net of Reinvestments	(13,819,627)	(10,656,151)	(11,587,118)
NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES	37,439,775	(7,202,915)	16,345,092

Net Increase (Decrease) in Cash and Cash Equivalents	733,665	732,626	(6,047,075)
Cash and Cash Equivalents at Beginning of Year	6,080,888	5,348,262	11,395,337

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,814,553	$6,080,888	$5,348,262

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation (a Maryland corporation) and its subsidiaries (the Company) operate as a real estate investment trust (REIT), deriving its income primarily from real estate rental operations.  As of September 30, 2010 and 2009, rental properties consisted of sixty-three and fifty-nine holdings, respectively.  These properties are located in twenty-five states:  Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Missouri, Mississippi,  North Carolina, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.  The Company also owns a portfolio of investment securities.

Use of Estimates

In preparing the financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.

Principles of Consolidation and Noncontrolling Interest

The consolidated financial statements include the Company and its wholly-owned subsidiaries.  In 2005, the Company formed MREIC Financial, Inc., a taxable REIT subsidiary which has had no activity since inception.  In 2007, the Company merged with Monmouth Capital, with Monmouth Capital surviving as a wholly-owned subsidiary.  At September 30, 2010, Monmouth Capital owns the majority interest in the following limited liability companies:

Entity	Organized	Interest
Palmer Terrace Realty Associates, LLC	New Jersey	51%
Wheeling, Partners, LLC	Illinois	63.336%

During fiscal 2010, Monmouth Capital purchased the remaining 35% noncontrolling interest in Jones EPI, LLC, which owns the property in El Paso, Texas.  The excess of the purchase price over the carrying value of the noncontrolling interest amounted to $169,786 and has been reflected as a change in additional paid in capital in the accompanying Statement of Shareholders’ Equity.

The Company consolidates the results of operations of the above limited liability companies with noncontrolling interests.  Noncontrolling interest represents the equity of the noncontrolling members in the above entities.  All intercompany transactions and balances have been eliminated in consolidation.

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

Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings and intangible assets, including in-place leases and above and below market leases. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property generally determined by third party appraisal of the property obtained in conjunction with the purchase.

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

Securities Available for Sale

The Company classifies its securities among three categories:  Held-to-maturity, trading and available-for-sale. The Company’s securities at September 30, 2010 and 2009 are all classified as available-for-sale and are carried at fair value based on quoted market prices.  Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

A decline in the market value of any security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value.  Any impairment would be charged to earnings and a new cost basis for the security established.

Derivative Financial Instruments

The Company invested in futures contracts of ten-year treasury notes to reduce exposure of the debt securities portfolio to market rate fluctuations and to reduce the risk of refinancing fixed rate debt at higher interest rates.  These futures contracts did not qualify for hedge accounting under ASC 815-10, Derivatives and Hedging.  The contracts were marked-to-market and the unrealized gain or loss was recorded in the consolidated statement of income in Gain on Securities Transactions, net with corresponding amounts recorded in Other Assets or Other Liabilities on the consolidated balance sheet.  Gain or loss on settled futures contracts were also recorded as a component of Gain on Securities Transactions, net.  The Company closed out its futures contracts in May 2008.

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

Intangible Assets, Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases.  Upon termination of a lease, the unamortized portion is immediately charged to expense.  Amortization expense related to these intangible assets was $1,215,797, $1,443,636 and $1,659,118 for the years ended September 30, 2010, 2009 and 2008, respectively.  The Company estimates that aggregate amortization expense for existing assets will be approximately $1,143,000, $1,140,000, $1,082,000, $787,000 and $670,000 for each of the years 2011, 2012, 2013, 2014 and 2015, respectively.  The weighted-average amortization period upon acquisition for intangible assets recorded during 2010, 2009 and 2008 was 9 years, 12 years and -0- years, respectively.

Costs incurred in connection with the execution of leases are deferred and are amortized over the term of the respective leases.  Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms.  Costs incurred in connection with obtaining mortgages and other financings and refinancing are deferred and are amortized over the term of the related obligations.  Unamortized costs are charged to expense upon prepayment of the obligation.  Amortization expense related to these deferred assets was $619,527, $480,839 and $425,399 for the years ended September 30, 2010, 2009 and 2008, respectively.  The Company estimates that aggregate amortization expense for existing assets will be approximately $648,000, $606,000, $528,000, $452,000 and $381,000 for the fiscal years 2011, 2012, 2013, 2014 and 2015, respectively.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) plus interest expense related to the Convertible Subordinated Debentures (the Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period.  Interest expense of $1,119,200, $1,119,200 and $1,199,200 for 2010, 2009 and 2008, respectively and common shares totaling 1,304,148, 1,304,148 and 1,413,319 for 2010, 2009 and 2008, related to potential conversion of the Debentures are excluded from the calculation for 2010, 2009 and 2008, due to their antidilutive effect.  Options to purchase common shares of 11,179, 6,959 and 32,241 are included in the diluted weighted average shares outstanding for 2010, 2009 and 2008, respectively.  As of September 30, 2010, 2009 and 2008, options to purchase 82,828, 317,741 and 914,420 shares, respectively, were antidilutive.

Stock Compensation Plan

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.   ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $33,860, $77,351 and $42,453 have been recognized in 2010, 2009 and 2008, respectively.  Included in Note No. 10 to these consolidated financial statements are the assumptions and methodology.

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

Comprehensive Income

Comprehensive income is comprised of net income (loss) (net of preferred stock dividends) and other comprehensive income (loss).  Other comprehensive income (loss) consists of unrealized gains or losses on securities available for sale.

Reclassifications

Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the financial statement presentation for the current year.

New Accounting Pronouncements

Accounting Standards Codification (ASC) 805-10, Business Combinations and ASC 810-10, Consolidation, require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of ASC 805-10 and ASC 810-10 are effective for this fiscal year beginning October 1, 2009. ASC 805-10 is being applied to business combinations occurring after October 1, 2009 and ASC 810-10 will be applied prospectively to all changes in noncontrolling interests, including any that existed at the effective date.  The adoption of ASC 805-10 on October 1, 2009 for future business combinations resulted in the recognition of $459,030 in professional fees and other acquisition expenses in our results of operations for the year ended September 30, 2010.  These expenses would have been capitalized previously, pursuant to previous accounting standards.   The Company adopted ASC 810-10 on October 1, 2009 and changed the presentation of minority interest on the financial statements.  The noncontrolling interest is now reported separately within the shareholders’ equity section of the consolidated balance sheets.

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

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard will require a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Based on the Company’s evaluation of ASU 2009-17, the adoption of this statement on October 1, 2010 will not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC Topic 310, “Receivables,” which will require significant new disclosures about the allowance for credit losses and the credit quality of an entity’s financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of financing receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new and amended disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 will impact disclosures and is not expected to have any impact on our results of operations or financial condition.

NOTE 2 – REAL ESTATE INVESTMENTS

The  following  is  a  summary  of  the  cost  and  accumulated  depreciation  of  the  Company's  land,  buildings, improvements and equipment at September 30, 2010 and 2009:

			Buildings
September 30, 2010	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation
ALABAMA:
Huntsville	Industrial	$742,500	$ 2,724,418	$364,713
ARIZONA:
Tolleson	Industrial	1,320,000	13,329,000	2,563,159
COLORADO:
Colorado Springs	Industrial	1,270,000	5,918,640	573,095
Denver	Industrial	1,150,000	5,198,816	632,501
CONNECTICUT:
Newington	Industrial	410,000	2,978,029	725,597
FLORIDA:
Cocoa	Industrial	1,881,316	8,628,280	552,976
Ft. Myers	Industrial	1,910,000	2,541,044	502,067
Jacksonville	Industrial	1,165,000	4,930,806	1,425,055
Lakeland	Industrial	261,000	1,621,163	145,484
Orlando	Industrial	2,200,000	6,270,908	403,228
Punta Gorda	Industrial	660,000	3,441,992	297,821
Tampa (FDX Ground)	Industrial	5,000,000	12,660,003	2,110,366
Tampa (FDX)	Industrial	2,830,000	4,704,302	522,678
Tampa (Kelloggs)	Industrial	1,867,000	3,728,904	341,802
GEORGIA:
Augusta (FDX Ground)	Industrial	613,000	4,711,968	527,935
Augusta (FDX)	Industrial	380,000	1,400,943	125,720
Griffin	Industrial	760,000	14,108,857	1,595,960
ILLINOIS:
Burr Ridge	Industrial	270,000	1,292,087	425,026
Elgin	Industrial	1,280,000	5,529,488	1,205,096
Granite City	Industrial	340,000	12,046,675	2,626,426
Montgomery	Industrial	2,000,000	9,242,162	848,755
Schaumburg	Industrial	1,039,800	3,866,158	1,392,225
Wheeling (1)	Industrial	5,112,120	13,401,113	1,367,754
IOWA:
Urbandale	Industrial	310,000	1,854,515	780,329
KANSAS:
Edwardsville	Industrial	1,185,000	5,835,401	1,126,922
Topeka	Industrial	-0-	3,679,843	141,545
MARYLAND:
Beltsville	Industrial	3,200,000	11,175,829	1,778,745
MICHIGAN:
Orion	Industrial	3,630,000	13,053,289	1,136,349
Romulus	Industrial	531,000	3,686,432	1,177,751
MINNESOTA:
White Bear Lake	Industrial	1,393,000	3,764,126	342,819

September 30, 2010 (cont’d)			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation
MISSOURI:
Kansas City	Industrial	$660,000	$4,068,374	$364,734
Liberty	Industrial	723,000	6,519,412	2,095,450
O' Fallon	Industrial	264,000	3,603,188	1,403,782
St. Joseph	Industrial	800,000	11,753,964	2,862,998
MISSISSIPPI:
Ridgeland	Industrial	218,000	1,629,106	761,061
Richland	Industrial	211,000	1,267,000	517,642
NORTH CAROLINA:
Fayetteville	Industrial	172,000	4,687,862	1,593,042
Greensboro	Industrial	327,100	1,870,900	1,013,163
Monroe	Industrial	500,000	4,983,272	1,085,615
Winston-Salem	Industrial	980,000	5,675,193	1,244,876
NEBRASKA:
Omaha	Industrial	1,170,000	4,514,245	1,340,278
NEW JERSEY:
Carlstadt (1)	Industrial	1,194,000	3,645,501	303,771
Somerset (2)	Shopping Center	55,182	1,302,315	1,203,294
NEW YORK:
Cheektowaga	Industrial	4,768,000	6,139,362	505,285
Orangeburg	Industrial	694,720	3,004,321	1,706,856
OHIO:
Bedford Heights	Industrial	990,000	4,952,526	446,117
Richfield	Industrial	1,000,000	7,200,383	830,666
West Chester Township	Industrial	695,000	4,366,253	1,072,189
PENNSYLVANIA:
Monaca	Industrial	330,772	2,959,800	1,997,547
SOUTH CAROLINA:
Hanahan (FDX)	Industrial	930,000	6,676,670	688,223
Hanahan (Norton)	Industrial	1,129,000	11,843,474	1,669,476
Ft. Mill	Industrial	1,670,000	10,045,000	128,782
TENNESSEE:
Chattanooga	Industrial	300,000	4,467,271	400,815
Memphis	Industrial	1,220,000	13,380,000	171,540
Shelby County	Vacant Land	11,065	-0-
TEXAS:
Carrollton (Dallas)	Industrial	1,500,000	16,240,000	208,205
El Paso	Industrial	2,088,242	4,514,427	405,125
Houston	Industrial	1,730,000	6,322,335	81,128

September 30, 2010 (cont’d)			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation
VIRGINIA:
Charlottesville	Industrial	$1,170,000	$2,852,700	$839,916
Richmond (FDX)	Industrial	1,160,000	6,527,170	1,578,563
Richmond (Carrier)	Industrial	446,000	3,924,915	348,979
Roanoke	Industrial	1,853,000	4,869,463	427,301
WISCONSIN:
Cudahy	Industrial	980,000	8,387,044	1,524,701
Total as of September 30, 2010		$76,650,817	$371,518,637	$58,581,019

(1)

The Company owns a majority interest in the entities which own these properties.

(2)

This represents the Company's 2/3 undivided interest in the property.

September 30, 2009			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation
ALABAMA:
Huntsville	Industrial	$742,500	$ 2,724,418	$294,285
ARIZONA:
Tolleson	Industrial	1,320,000	13,329,000	2,221,404
COLORADO:
Colorado Springs	Industrial	1,270,000	5,918,640	421,355
Denver	Industrial	1,150,000	5,198,816	499,217
CONNECTICUT:
Newington	Industrial	410,000	2,966,486	647,520
FLORIDA:
Cocoa	Industrial	1,881,316	8,623,564	331,668
Ft. Myers	Industrial	1,910,000	2,541,044	433,367
Jacksonville	Industrial	1,165,000	4,907,830	1,283,695
Lakeland	Industrial	261,000	1,621,163	103,919
Orlando	Industrial	2,200,000	6,146,662	236,226
Punta Gorda	Industrial	660,000	3,441,992	209,357
Tampa (FDX Ground)	Industrial	5,000,000	12,660,003	1,785,754
Tampa (FDX)	Industrial	2,830,000	4,704,531	401,292
Tampa (Kelloggs)	Industrial	1,867,000	3,684,794	243,565
GEORGIA:
Augusta (FDX Ground)	Industrial	613,000	4,707,993	406,879
Augusta (FDX)	Industrial	380,000	1,400,943	89,800
Griffin	Industrial	760,000	14,108,857	1,234,085
ILLINOIS:
Burr Ridge	Industrial	270,000	1,286,745	382,556
Elgin	Industrial	1,280,000	5,529,488	1,063,320
Granite City	Industrial	340,000	12,046,675	2,317,354
Montgomery	Industrial	2,000,000	9,225,683	611,333
Schaumburg	Industrial	1,039,800	3,866,158	1,264,099
Wheeling (1)	Industrial	5,112,120	13,401,113	909,453

September 30, 2009 (cont’d)			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation
IOWA:
Urbandale	Industrial	$310,000	$1,854,515	$727,127
KANSAS:
Edwardsville	Industrial	1,185,000	5,835,401	973,836
Topeka	Industrial	-0-	3,680,000	47,179
MARYLAND:
Beltsville	Industrial	3,200,000	11,175,829	1,491,973
MICHIGAN:
Orion	Industrial	3,630,000	13,053,289	800,589
Romulus	Industrial	531,000	3,665,961	1,082,822
MINNESOTA:
White Bear Lake	Industrial	1,393,000	3,764,126	246,522
MISSOURI:
Kansas City	Industrial	660,000	4,068,374	258,707
Liberty	Industrial	723,000	6,519,412	1,927,692
O' Fallon	Industrial	264,000	3,569,775	1,297,335
St. Joseph	Industrial	800,000	11,753,964	2,561,633
MISSISSIPPI:
Ridgeland	Industrial	218,000	1,510,404	695,355
Richland	Industrial	211,000	1,267,000	485,136
NORTH CAROLINA:
Fayetteville	Industrial	172,000	4,687,862	1,464,650
Greensboro	Industrial	327,100	1,868,700	978,811
Monroe	Industrial	500,000	4,981,022	957,848
Winston-Salem	Industrial	980,000	5,670,918	1,103,539
NEBRASKA:
Omaha	Industrial	1,170,000	4,511,712	1,209,459
NEW JERSEY:
Carlstadt (1)	Industrial	1,194,000	3,645,501	210,296
Somerset (2)	Shopping Center	55,182	1,302,315	1,176,435
NEW YORK:
Cheektowaga	Industrial	4,768,000	5,919,379	320,169
Orangeburg	Industrial	694,720	2,999,606	1,608,698
OHIO:
Bedford Heights	Industrial	990,000	4,895,670	314,335
Richfield	Industrial	1,000,000	7,197,945	645,967
West Chester Township	Industrial	695,000	4,366,253	959,631
PENNSYLVANIA:
Monaca	Industrial	330,772	2,952,565	1,871,178
SOUTH CAROLINA:
Hanahan (FDX)	Industrial	930,000	6,676,478	516,259
Hanahan (Norton)	Industrial	1,129,000	11,843,474	1,365,797
TENNESSEE:
Chattanooga	Industrial	300,000	4,464,711	286,193
Shelby County	Vacant Land	11,065	-0-	-0-

September 30, 2009 (cont’d)			Buildings
	Property		Improvements &	Accumulated
	Type	Land	Equipment	Depreciation
TEXAS:
El Paso	Industrial	2,088,242	4,514,427	289,387
VIRGINIA:
Charlottesville	Industrial	$1,170,000	$2,849,200	$766,374
Richmond (FDX)	Industrial	1,160,000	6,436,570	1,411,307
Richmond (Carrier)	Industrial	446,000	3,910,500	248,430
Roanoke	Industrial	1,853,000	4,817,298	302,983
WISCONSIN:
Cudahy	Industrial	980,000	8,375,200	1,303,035

Total as of September 30, 2009		$70,530,817	$324,647,954	$49,298,190

(1)

The Company owns a majority interest in the entities which own these properties.

(2)

This represents the Company's 2/3 undivided interest in the property.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Fiscal 2010

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

On December 23, 2009, the Company purchased a 91,295 square foot industrial building in Houston, Texas.  The building is 100% net-leased to National Oilwell DHT, L.P., a subsidiary of National Oilwell Varco, Inc., through September 30, 2022.  The purchase price was approximately $8,100,000. The Company obtained a mortgage of $5,400,000 at a fixed interest rate of 6.875% which matures on September 10, 2022 and paid the remainder in cash from the proceeds of the registered direct placement of common stock completed in October 2009.  Annualized rental income over the term of this lease is approximately $721,000 per year.

On January 27, 2010, the Company purchased an 184,317 square foot industrial building in Carrollton (Dallas), Texas.  The building is 100% net-leased to Carrier Corporation through Carrier Enterprises, LLC, a wholly owned subsidiary of United Technologies. Inc, through January 11, 2019.  The purchase price was $17,900,000. The Company recorded an intangible asset related to the lease in-place of $60,000.  The Company obtained a mortgage of $11,700,000 at a fixed interest rate of 6.75% which matures on February 1, 2025 and paid the remainder using a draw on the margin loan.  Annualized rental income over the term of this lease is approximately $1,518,000 per year.

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

On June 15, 2010, the Company purchased a 112,784 square foot industrial building in Ft. Mill, South Carolina.  The building is 100% net-leased to FedEx Ground Package Systems, Inc. through September 30, 2019.  The purchase price was approximately $12,540,000.  The Company recorded an intangible asset related to the lease in-place of $824,600.  The Company assumed the existing mortgage with an outstanding balance of approximately $4,764,000 at a fixed interest rate of 7% which matures on October 10, 2019 and paid the remainder in cash using proceeds of the registered direct placement of common stock completed in April 2010.  Annualized rental income over the term of this lease is approximately $1,024,000.

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

	2010	2009
Rental and Reimbursement Revenues	$46,681,500	$45,868,454
Net Income Attributable to MREIC’s Common Shareholders	$8,568,800	$1,834,393
Basic and Diluted Net Income (Attributable to MREIC’s Common Share- holders	$0.28	$0.07

The ultimate parents of these tenants, Federal Express Corporation, National Oilwell Varco, Inc. and Carrier Corporation, are public companies and financial information related to these tenants can be found on the Securities and Exchange Commission website at www.SEC.gov.

Fiscal 2009

Acquisitions

On September 17, 2009, the Company purchased a 40,000 square foot industrial building in Topeka, Kansas.  The building is 100% net-leased to Coca-Cola Enterprises through September 30, 2021.  The purchase price including closing costs was approximately $4,088,000.  The Company obtained a mortgage of $2,687,573 (see Note No. 8) at a fixed interest rate of 6.50% per year which matures on August 10, 2021 and used the margin loan to fund the acquisition.    Annualized rental income over the term of the lease is approximately $332,000.  Management estimated that the value of the above market lease at purchase was approximately $408,300.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the estimated value of the leases in-place at acquisition for the following properties and are amortized over the remaining term of the lease:

	9/30/10	9/30/09

Denver, CO	$37,103	$46,043
Hanahan, SC (Norton)	680,902	825,433
Augusta, GA (FedEx Gr)	88,053	109,573
Richfield, OH	250,717	290,566
Colorado Springs, CO	227,458	272,204
Griffin, GA	408,914	473,764
Roanoke, VA	295,412	348,051
Wheeling, IL	1,292,320	1,525,772
Quakertown, PA	-0-	166,017
Lakeland, FL	56,752	82,006
El Paso, TX	693,474	923,993
Chattanooga, TN	10,784	15,794
Bedford Heights, OH	160,202	213,455
Kansas City, MO	72,814	110,970
Orion, MI	337,886	390,868
Topeka, KS	371,961	405,505
Carrollton, TX	55,077	-0-
Ft. Mill, SC	795,445	-0-

Total Intangible Assets, net	$5,835,274	$6,200,014

Amortization expense related to these intangible assets was $1,215,797, $1,443,636 and $1,659,118 for the years ended September 30, 2010, 2009 and 2008, respectively.    The Company estimates that aggregate amortization expense for existing assets will be approximately $1,143,000, $1,140,000, $1,082,000, $787,000 and $670,000 for each of the years 2011, 2012, 2013, 2014 and 2015, respectively.

NOTE 5 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company has approximately 6,971,000 square feet of property, of which approximately 3,393,000 square feet, or 49%, is leased to FDX and subsidiaries (15% to FDX and 34% to FDX subsidiaries) and approximately 388,700 square feet in St Joseph, Missouri, or approximately 6% was leased to Mead Corporation, which subleased the space to Hallmark Cards, Incorporated.

During fiscal 2010, 2009, and 2008, the only tenants that accounted for more than 5% of our total rental and reimbursement revenue was FDX and subsidiaries and Keebler/Kellogg.  Rental and reimbursement revenue from FDX and subsidiaries totaled approximately $26,160,000, $24,526,000 and $21,918,000 for the years ended September 30, 2010, 2009 and 2008, respectively.  Rental and reimbursement revenue from Keebler/Kellogg totaled approximately $1,838,000, $2,044,000 and $2,081,000 for the years ended September 30, 2010, 2009 and 2008, respectively.  During fiscal 2010, 2009 and 2008, rental income and occupancy charges from properties leased to these tenants was approximated 61%, 64% and 61% of total rental and reimbursement revenue, respectively.

Information on these tenants is provided below.   The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.

Tenant	S&P Credit Rating at September 30, 2010
Federal Express Corporation (FDX)	BBB/Stable/NR

Kellogg Company (K)	BBB+/Stable/A-2

NOTE 6 – DISCONTINUED OPERATIONS

Discontinued operations in fiscal 2010 and fiscal 2009 include the operations of the property in Quakertown, Pennsylvania which was classified as held for sale as of September 30, 2010 and 2009.  Discontinued operations in fiscal 2008 include the operations of properties in Quakertown, Pennsylvania as well as properties in Franklin, Massachusetts and Ramsey, New Jersey, both of which were sold in fiscal 2008.  The following table summarizes the components of discontinued operations:

	2010	2009	2008

Rental and reimbursement revenue	$359,858	$349,015	$1,040,366
Real Estate Taxes	(50,975)	(47,241)	(120,757)
Operating Expenses	(3,415)	(22,880)	(138,389)
Depreciation & Amortization	(320,059)	(383,029)	(135,056)
Interest expense	(123,568)	(72,397)	-0-
Income (Loss) from Operations of Disposed Property and Property Held for Sale	(138,159)	(176,532)	646,164
Gain on Sale of Investment Property	-0-	-0-	6,790,616
Income (Loss) from Discontinued Operations	($138,159)	($176,532)	$7,436,780

Cash flows from discontinued operations for the year ended September 30, 2010, 2009 and 2008 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	2010	2009	2008

Cash flows from Operations	$181,900	$206,677	($6,009,396)
Cash flows from Investing Activities	-0-	-0-	10,486,277
Cash flows from Financing Activities	(181,900)	(206,677)	(4,476,881)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 7 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of common and preferred stock of other REITs and debt securities.  The Company does not own more than 10% of the outstanding shares of any of these issuers, nor does it have controlling financial interest.

The following is a listing of investments in debt and equity securities at September 30, 2010:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
AMB Property Corporation	O	7.00%	10,000	$199,553	$250,100
American Land Lease, Inc.	A	7.75%	18,000	146,700	360,000
Apartment Management and Investment Co.	T	8.00%	10,000	226,296	255,000
Brandywine Realty Trust	D	7.375%	10,800	234,162	267,300
CapLease, Inc.	A	8.125%	7,000	124,143	177,940
CBL & Associates Properties, Inc.	C	7.75%	26,000	445,062	637,000
CBL & Associates Properties, Inc	D	7.375%	6,000	116,672	143,040
Commonwealth REIT	D	9.500%	80,000	1,058,297	1,777,600
Corporate Office Properties Trust	H	7.50%	7,234	159,706	183,382
Cousins Properties, Inc.	B	7.50%	49,000	1,059,108	1,195,600
Developers Diversified Realty Corporation	H	7.375%	35,500	494,951	851,645
Entertainment Properties Trust	D	7.375%	3,700	64,729	89,096
FelCor Lodging Trust Incorporated	A	7.875% (2)	54,000	356,895	1,162,080
FelCor Lodging Trust Incorporated	C	8.00% (2)	28,200	177,805	606,864
Glimcher Realty Trust	G	8.125%	33,500	501,340	816,931
Grace Acquisitions I	B	8.75% (1)	31,000	3,720	7,750
Hospitality Properties Trust	B	8.875%	1,000	21,576	25,510
Innkeepers USA	C	8.00% (1)	30,000	15,000	60,000
iStar Financial, Inc.	E	7.875%	42,000	161,280	425,880
LaSalle Hotel Properties	D	7.50%	33,000	620,323	812,790
Lexington Realty Trust	B	8.04%	38,300	773,451	965,352
Lexington Realty Trust	C	6.50%	18,000	530,033	765,900
Lexington Realty Trust	D	7.55%	14,500	220,346	342,490
MPG Office Trust, Inc.	A	7.625%	31,600	35,708	336,224
National Retail Properties, Inc.	C	7.375%	8,000	172,712	202,160
Post Properties, Inc.	B	7.625%	16,600	359,089	415,000
PS Business Parks	H	7.00%	22,400	476,328	562,240
PS Business Parks	M	7.20%	16,000	362,177	401,118
Regency Centers Corp	E	6.70%	5,358	100,598	132,611
Saul Centers, Inc.	A	8.00%	2,459	59,190	62,582
SL Green Realty Corporation	C	7.625%	7,107	157,932	178,244
Supertel Hospitality, Inc.	A	8.00%	17,000	170,005	151,638
Vornado Realty Trust	I	6.625%	18,000	330,953	443,077
Total Equity Securities - Preferred Stock				$9,935,840	$15,064,144

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Common Stock
Agree Realty Corporation			38,200	914,061	964,550
AMB Property, Corporation			20,000	471,856	529,400
CapLease, Inc.			26,000	71,351	145,340
Colonial Properties Trust			10,000	38,100	161,900
Commonwealth REIT			15,000	350,258	384,000
Duke Realty Corporation			5,000	27,500	57,950
Eastgroup Properties, Inc.			26,000	935,075	971,880
FelCor Lodging Trust Incorporated			45,000	82,800	207,000
First Industrial Realty Trust, Inc.			120,000	513,934	608,400
Franklin Street Properties, Inc.			10,000	116,901	124,200
Getty Realty Corporation			125,000	2,932,339	3,353,750
Gladstone Commercial Corp			30,600	497,658	525,096
Glimcher Realty Trust			32,000	103,695	196,800
Health Care REIT, Inc.			2,500	104,404	118,350
Home Properties Inc			45,000	2,130,772	2,380,500
Hospitality Properties Trust			20,000	240,000	446,600
iStar Financial, Inc.			29,400	65,562	89,964
Liberty Property Trust			2,000	37,880	63,800
Mack-Cali Realty Corporation			12,000	370,280	392,520
Mission West Properties, Inc.			58,100	371,840	393,918
National Realty Properties, Inc.			51,913	1,149,711	1,303,535
Omega Healthcare			12,000	261,220	269,400
Pennsylvania Real Estate Investment Trust			200,000	1,576,848	2,372,000
Prologis Trust			100,000	1,105,650	1,178,000
PS Business Parks, Inc			5,000	272,123	282,850
Sun Communities, Inc.			118,000	2,358,046	3,622,600
Urstadt Biddle Properties, Inc.			42,542	715,238	769,159
UDR, Inc.			30,000	494,761	633,600
UMH Properties, Inc. (3)			455,213	4,140,450	4,889,012
Total Equity Securities - Common Stock				$22,450,313	$27,436,074

Debt Securities:
Government National Mortgage Association (GNMA)		6.5%	500,000	15,515	17,507
Total Debt Securities				$15,515	$17,507

Total Securities Available for Sale				$32,401,668	$42,517,725

(1)  Issuer suspended dividend during 2008.

(2)  Issuer suspended dividend during 2009.

(3)  Investment is an affiliate.  See note no. 12 for further discussion.

The following is a listing of investments in debt and equity securities at September 30, 2009:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
AMB Property Corporation	O	7.00%	14,000	$279,374	$325,500
American Land Lease, Inc.	A	7.75% (2)	18,000	146,700	162,000
Apartment Management and Investment Co.	T	8.00%	38,000	865,763	810,540
Brandywine Realty Trust	D	7.375%	19,700	428,658	419,610
CapLease, Inc.	A	8.125%	7,000	124,143	144,060
CBL & Associates Properties, Inc.	C	7.75%	31,000	530,651	599,850
CBL & Associates Properties, Inc	D	7.375%	2,000	28,135	37,200
Cedar Shopping Centers	A	8.875%	4,000	73,090	81,600
Colonial Properties Trust	D	8.125%	2,000	37,645	45,900
Corporate Office Properties Trust	H	7.50%	23,000	507,775	519,570
Cousins Properties, Inc.	B	7.50%	49,000	1,059,108	960,400
Developers Diversified Realty Corporation	G	8.00%	2,000	28,545	38,000
Developers Diversified Realty Corporation	H	7.375%	54,000	752,886	947,700
Developers Diversified Realty Corporation	I	7.50%	7,000	69,755	123,200
Digital Realty Trust, Inc.	A	8.50%	10,000	223,598	244,000
Digital Realty Trust, Inc.	B	7.875%	7,100	144,519	171,110
Duke Realty Corp	O	8.375%	35,000	765,752	849,450
Entertainment Properties Trust	D	7.375%	7,800	136,456	140,400
FelCor Lodging Trust Incorporated	A	7.80% (2)	54,000	356,895	660,420
FelCor Lodging Trust Incorporated	C	8.00% (2)	28,200	177,805	344,601
First Industrial Realty Trust, Inc.	J	7.25%	2,000	24,120	30,000
First Industrial Realty Trust, Inc.	K	7.25%	2,000	24,645	29,832
Glimcher Realty Trust	F	8.75%	8,900	112,677	150,944
Glimcher Realty Trust	G	8.125%	33,680	345,469	548,140
Grace Acquisitions I	B	8.75% (1)	31,000	3,720	17,050
Health Care REIT, Inc.	D	7.875%	10,000	232,999	244,000
Hospitality Properties Trust	B	8.875%	27,500	601,200	650,378
HRPT Properties Trust	B	8.75%	15,000	329,494	358,200
HRPT Properties Trust	D	6.05%	80,000	1,058,297	1,480,000
Innkeepers USA	C	8.00% (1)	30,000	15,000	33,000
iStar Financial, Inc.	E	7.875%	42,000	161,280	353,220
Kimco Realty Corporation	G	7.75%	27,500	576,495	669,625
LaSalle Hotel Properties	B	8.375%	11,850	233,821	266,625
LaSalle Hotel Properties	D	7.50%	34,900	656,039	710,913
LaSalle Hotel Properties	E	8.00%	12,000	198,284	261,120
Lexington Realty Trust	B	8.04%	28,900	612,194	523,668
Lexington Realty Trust	C	6.50%	17,000	499,196	507,110
Lexington Realty Trust	D	7.55%	9,000	110,723	153,000
LTC Properties, Inc.	F	8.00%	15,000	360,994	351,000

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Maguire Properties, Inc.	A	7.625% (2)	31,600	35,708	210,140
Mid America Apartment Communities	H	8.30%	1,500	33,935	36,945
National Retail Properties, Inc.	C	7.375%	18,000	390,143	410,310
Omega Healthcare Investors, Inc.	D	8.375%	21,500	481,461	524,600
Post Properties, Inc.	B	7.625%	16,600	359,089	381,800
PS Business Parks	H	7.00%	25,000	531,616	555,750
PS Business Parks	M	7.20%	16,000	362,177	343,040
ProLogis Trust	G	6.75%	20,000	294,730	394,700
Regency Centers Corp	E	6.70%	7,000	131,427	144,550
Saul Centers, Inc.	A	8.00%	19,500	469,367	451,035
SL Green Realty Corporation	C	7.625%	31,000	688,888	687,270
SL Green Realty Corporation	D	7.875%	12,000	250,282	273,000
Supertel Hospitality, Inc.	A	8.00%	17,000	170,005	126,310
Taubman Centers, Inc.	G	8.00%	23,000	512,687	546,250
Taubman Centers, Inc.	H	7.625%	8,500	167,555	195,075
Thornburg Mortgage, Inc.	F	10.00% (1)	2,000	-0-	100
Vornado Realty Trust	I	6.625%	19,500	358,552	414,375
Total Equity Securities - Preferred Stock				$18,131,522	$20,658,186

Equity Securities - Common Stock
Brandywine Realty Trust		18,679	53,235	206,216
CapLease, Inc.		26,000	71,351	104,780
CBL & Associates Properties, Inc.		21,296	51,218	206,571
Colonial Properties Trust		20,000	76,200	194,600
Duke Realty Corp		5,000	27,500	60,050
FelCor Lodging Trust Incorporated		45,000	82,800	203,850
First Industrial Realty Trust, Inc.		20,000	49,000	105,000
Glimcher Realty Trust		17,000	40,394	62,390
Hospitality Properties Trust		20,000	240,000	407,400
iStar Financial, Inc.		29,400	65,562	89,376
Liberty Property Trust		2,000	37,880	65,060
Mack-Cali Realty Corporation		3,100	93,165	100,223
Mission West Properties, Inc.		58,100	371,840	391,013
Pennsylvania Real Estate Investment Trust		107,000	512,473	814,270
Sun Communities, Inc.		138,000	2,757,646	2,969,760
Thornburg Mortgage, Inc.		4,050	-0-	146
UMH Properties, Inc. (3)		109,745	1,349,268	1,168,115
Total Equity Securities - Common Stock			$5,879,532	$7,148,820

Debt Securities:
Government National Mortgage Association (GNMA)	6.5%	500,000	16,780	17,659
Total Debt Securities			$16,780	$17,659

Total Securities Available for Sale			$24,027,834	$27,824,665

(1)  Issuer suspended dividend during 2008.

(2)  Issuer suspended dividend during 2009.

(3)  Investment is an affiliate.  See note no. 12 for further discussion.

The Company had 1 security that was a temporarily impaired investment as of September 30, 2010.  The security is a preferred security with a fair value of $151,638 and an unrealized loss of 12 months or longer of $18,367 or 11%.   The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The Company has determined that this security is temporarily impaired as of September 30, 2010.  The Company normally holds REIT securities long term and has the ability and intent to hold this security to recovery.

The Company had margin loan balances of $4,273,913 and $4,063,750 as of September 30, 2010 and 2009, respectively, which were collateralized by the securities portfolio.

Dividend income for the years ended September 30, 2010, 2009 and 2008 totaled $2,387,757, $2,362,521, and $1,659,665, respectively.  Interest income for the years ended September 30, 2010, 2009 and 2008 totaled  $123,152, $139,732 and $211,597, respectively.

The Company received proceeds of $13,236,770, $2,406,354 and $962,822 on sales or redemptions of securities available for sale during 2010, 2009 and 2008, respectively.  The Company recorded the following Gain (Loss) on Securities Transactions, net:

	2010	2009	2008

Gross realized gains	$2,609,775	$98,844	$225,678
Gross realized losses	(626)	(699,626)	(38,880)
Net loss on closed futures contracts	-0-	-0-	(742,307)
Impairment loss	-0-	(6,000,678)	(3,104,774)
Gain (Loss) on Securities Transactions, net	$2,609,149	($6,601,460)	($3,660,283)

During 2008, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations and the risk of rolling over the fixed rate debt at higher rates.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The Company closed out its contract as of May 2008 and during 2008, the Company recorded a loss of $742,307 on settled futures contracts.

During 2009 and 2008, the Company recognized a loss of $6,000,678 and $3,104,774, respectively, due to writing down the carrying value of securities available for sale, which were considered other than temporarily impaired.

NOTE 8- MORTGAGE NOTES, LOANS PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES

Mortgage Notes Payable:

During fiscal 2010, the Company obtained $27,100,000 in mortgages in connection with the acquisition of the industrial properties in Memphis, Tennessee, Houston, Texas and Carrollton (Dallas), Texas as described in Note No. 3  During fiscal 2010, the Company assumed an existing mortgage with a balance of $4,764,000 in the acquisition of the industrial property in Ft. Mill, South Carolina.

The following is a summary of mortgage notes payable at September 30, 2010 and 2009:

Property	Fixed Rate	Maturity Date	Balance 9/30/10	Balance 9/30/09

Tampa, FL (Kellogg)	5.24%	03/01/10	$-0-	$513,747
Quakertown, PA	(1)	3/4/2011	2,437,500	2,437,500
White Bear Lake, MN	7.04%	01/01/12	1,874,187	2,101,132
Winston Salem, NC	7.10%	02/01/12	3,496,982	3,691,183
Schaumburg, IL	8.48%	07/01/12	669,648	1,010,120
Montgomery, IL	6.50%	11/01/12	5,508,809	5,679,434
Tolleson, AZ	5.80%	11/01/12	6,682,378	7,346,306
Ft. Myers, FL	6.33%	12/01/12	2,392,393	2,519,038
Liberty, MO	7.065%	03/01/13	1,174,449	1,604,858
Fayetteville, NC	6.63%	06/01/13	3,534,119	3,550,000
Augusta, GA (FDX)	6.63%	06/01/13	1,119,967	1,125,000
Lakeland, FL	6.63%	06/01/13	1,375,000	1,375,000
Romulus, MI	7.56%	07/01/13	774,038	1,018,037
Burr Ridge, IL	8.00%	01/01/14	279,567	364,669
Omaha, NE	7.15%	01/01/14	1,291,038	1,631,749
Charlottesville, VA	6.90%	07/01/14	971,514	1,190,963
Memphis,TN	6.25%	10/15/14	9,731,034	-0-
Tampa, FL (Kellogg)	5.71%	03/01/15	2,811,162	2,932,394
Richmond, VA (FDX)	6.12%	12/01/15	2,543,582	2,949,802
St. Joseph, MO	8.12%	03/01/16	4,468,055	5,099,410
Wheeling, IL	5.68%	03/01/16	5,564,064	5,918,380
Beltsville, MD	7.53%	05/01/16	3,040,296	3,462,616
Beltsville, MD	6.65%	05/01/16	5,815,142	5,964,930
Cudahy, WI	8.15%	05/01/16	2,200,025	2,499,173
Newington, CT	8.10%	05/01/16	1,261,380	1,436,403
Griffin, GA	6.37%	10/01/16	8,871,154	9,180,801
Granite City, IL	7.11%	11/01/16	5,083,024	5,728,193
Jacksonville, FL	6.92%	12/01/16	1,724,551	1,937,882
Jacksonville, FL	6.00%	12/01/16	1,300,000	1,300,000
Monroe, NC	7.11%	12/01/16	2,214,178	2,485,993
El Paso, TX	5.40%	01/05/17	5,084,847	5,358,302
Chattanooga, TN	5.96%	05/01/17	2,712,769	2,869,203
Elgin, IL	6.97%	05/01/17	2,863,756	3,189,996
Hanahan, SC (Norton)	7.36%	05/01/17	7,268,255	7,484,644
Roanoke, VA	5.96%	05/30/17	4,073,232	4,282,495
Kansas City, MO	6.11%	07/01/17	2,968,112	3,065,399
Edwardsville, KS	7.375%	07/01/17	2,898,618	3,218,362
Orion, MI	6.57%	08/01/17	11,221,324	11,569,142
Cheektowaga, NY	6.78%	10/01/17	1,834,042	2,032,149
Punta Gorda, FL	6.29%	10/01/17	2,605,395	2,688,550
Cocoa, FL	6.29%	12/01/17	6,595,167	6,802,343
Richfield, OH	5.22%	01/01/18	4,855,143	5,100,898
Bedford Heights, OH	5.96%	01/05/18	3,594,886	3,719,356
West Chester Twp, OH	6.80%	06/01/18	3,250,388	3,407,017
Tampa, FL (FDX)	5.65%	04/01/18	5,101,276	5,267,537
Orlando, FL	6.56%	10/01/18	5,499,752	5,654,785

Property	Fixed Rate	Maturity Date	Balance 9/30/10	Balance 9/30/09

Tampa, FL (FDX Gr)	6.00%	03/01/19	10,124,312	10,601,634
Ft Mill, SC	7.00%	10/10/19	4,642,008	-0-
Denver, CO	6.07%	11/01/19	2,569,648	2,775,573
Hanahan, SC (FDX Gr)	5.54%	01/21/20	2,509,252	2,706,852
Augusta, GA (FDX Gr)	5.54%	01/27/20	1,825,238	1,968,973
Huntsville, AL	5.50%	03/01/20	1,810,614	1,951,909
Colorado Springs, CO	5.41%	01/01/21	2,773,111	2,952,379
Topeka, KS	6.50%	08/10/21	2,519,764	2,687,573
Carlstadt, NJ	7.75%	08/15/21	1,824,115	1,875,800
Houston,TX	6.875%	09/10/22	5,172,685	-0-
Carrollton,TX	6.75%	02/01/25	11,431,445	-0-
Carlstadt, NJ	5.95%	05/17/27	739,471	764,699
Total Mortgage Notes Payable			$210,577,861	$192,050,283

(1)  Interest rate is variable at Wall Street Journal Prime Rate plus 1% (but not less than 5%).    As of September 30, 2010 and 2009, the rate was 5%.  This mortgage was repaid on October 20, 2010.

Principal on the foregoing debt is scheduled to be paid as follows:

Year Ending September 30,	2011	$16,626,525
	2012	19,494,276
	2013	32,250,906
	2014	13,725,268
	2015	24,513,316
	Thereafter	103,967,570

		$210,577,861

Loans Payable:

Capital One, N.A.

The Company has a line of credit agreement with Capital One, N.A. for $15,000,000.  This $15,000,000 line is unsecured and can be used for working capital purposes or acquisitions.  The line’s rate is variable at LIBOR plus 200 basis points.  The line originally matured on March 31, 2011 but was extended during fiscal 2010 through March 31, 2013.   The interest rate was 2.25% as of September 30, 2010 and 2009.   The Company must keep not less than $1,000,000 in average net collected balances at Capital One, N.A. and meet certain loan covenants as contained in the loan agreement, including a 65% loan to value ratio on certain negatively pledged properties.    The Company was in compliance with these covenants as of September 30, 2010.  The annual commitment fee paid in 2010 and 2009 was $37,500.  Fees paid to originate this line in 2008 were $43,675 and are being amortized over the term of the modified line.  The balance outstanding as of September 30, 2010 and 2009 was $5,000,000 and $15,000,000, respectively.

Margin Loans

The Company uses margin loans for purchasing securities, for temporarily funding of acquisitions, and for working capital purposes.  The interest rate charged on the margin loan is the bank’s margin rate and was 2.0% as of September 30, 2010 and 2009, respectively and is due on demand.  At September 30, 2010 and 2009, the margin loans totaled $4,273,913 and $4,063,750, respectively and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

Convertible Subordinated Debentures

Debentures – due 2013:

Monmouth Capital has $3,770,000 of 8% Convertible Subordinated Debentures outstanding, due 2013 (the 2013 Debentures).  Interest is paid semi-annually in arrears on April 30 and October 31 of each year.  The 2013 Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $9.16 per share (equivalent to a rate of 109.17 shares of common stock for each $1,000 principal amount), subject to adjustment under certain conditions.  The Company may redeem the 2013 Debentures, at its option, in whole or in part, at any time after October 23, 2009 at par.  The Company will pay accrued and unpaid interest to, but excluding, the date fixed for redemption.    No sinking fund is provided for the 2013 Debentures.

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

NOTE 9 - OTHER LIABILITIES

Other liabilities consist of the following:

	9/30/10	9/30/09

Below-market lease intangible liability	$279,688	$339,056
Rent paid in advance	1,975,517	2,044,360
Unearned reimbursement revenue	205,573	219,659
Tenant security deposits	160,158	158,800
Other	54,762	153,837
Total	$2,675,698	$2,915,712

NOTE 10 - STOCK COMPENSATION PLAN

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

Options or restricted stock may be granted any time as determined by the Company’s Compensation Committee up through December 31, 2016.  No option shall be available for exercise beyond ten years.  All options are exercisable after one year from the date of grant.  The option price shall not be below the fair market value at date of grant.  Canceled or expired options are added back to the “pool” of shares available under the Plan.

The Compensation Committee determines the recipients of restricted stock award; the number of restricted shares to be awarded; the length of the restricted period of the award; the restrictions applicable to the award including, without limitation, the employment or retirement status of the participant; rules governing forfeiture and restrictions applicable to any sale, assignment, transfer, pledge or other encumbrance of the restricted stock during the restricted period; and the eligibility to share in dividends and other distributions paid to the Company’s stockholders during the restricted period. The maximum number of shares underlying restricted stock awards that may be granted in any one fiscal year to a participant shall be 100,000.

              Unless otherwise provided for in an underlying restricted stock award agreement, if a participant’s status as an employee or director of the Company is terminated by reason of death or disability, the restrictions will lapse on such date.  Unless otherwise provided for in an underlying restricted stock award agreement, the Plan provides that if an individual’s status as an employee or director is terminated by reason of retirement following an involuntary termination (other than for “cause” as defined in the Plan), the restrictions will generally lapse, unless the restricted stock award is intended to constitute “performance based” compensation for purposes of Section 162(m) of the Internal Revenue Code.   If a participant’s status as an employee or director terminates for any other reason, the Plan provides that a participant will generally forfeit any outstanding restricted stock awards, unless otherwise indicated in the applicable award agreement.  Shares of restricted stock that are forfeited become available again for issuance under the Plan.  The Compensation Committee has the authority to accelerate the time at which the restrictions may lapse whenever it considers that such action is in the best interests of the Company and of its stockholders, whether by reason of changes in tax laws, a “change in control” as defined in the 2007 Plan or otherwise.

The Company accounts for stock options in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).

Stock Options

During fiscal 2010, one employee was granted options to purchase 65,000 shares.  During fiscal 2009 and 2008, eleven employees were granted options to purchase a total of 245,000 shares each year.    The fair value of these options was approximately $21,450, $56,350 and $64,150 in fiscal 2010, 2009, and 2008, respectively based on the assumptions below and is being amortized over a one-year vesting period.  The remaining unamortized stock option expense was $5,361 as of September 30, 2010 and that amount will be expensed in fiscal 2011.

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2010, 2009 and 2008:

	2010	2009	2008

Dividend yield	8.31%	8.30%	7.59%
Expected volatility	19.30%	16.41%	15.08%
Risk-free interest rate	3.25%	3.38%	3.20%
Expected lives (years)	8	8	8
Estimated forfeitures	-0-	-0-	-0-

A summary of the status of the Company’s stock option plan as of September 30, 2010, 2009 and 2008 is as follows:

		2010		2009		2008
	2010 Shares	Weighted Average Exercise Price	2009 Shares	Weighted Average Exercise Price	2008 Shares	Weighted Average Exercise Price

Outstanding at beginning
of year	1,544,550	$7.69	1,332,170	$7.77	1,101,170	$7.75
Granted	65,000	7.22	245,000	7.25	245,000	7.91
Exercised	(116,185)	6.58	(-0-)	-0-	(14,000)	7.13
Expired/Forfeited	(114,765)	7.13	(32,620)	7.71	(-0-)	-0-
Outstanding at end of year	1,378,600	7.81	1,544,550	7.69	1,332,170	7.77

Exercisable at end of year	1,313,600		1,304,550		1,087,170

Weighted-average fair
value of options granted
during the year		$0.33		$0.23		$0.26

The following is a summary of stock options outstanding as of September 30, 2010:

Date of Grant	Number of Grants	Number of Shares	Option Price	Expiration Date

01/22/03	1	65,000	6.90	01/22/11
05/20/04	9	150,000	7.41	05/20/12
08/03/04	1	65,000	7.89	08/03/12
08/10/05	10	240,000	8.28	08/10/13
09/21/05	10	52,400	8.70	09/21/13
08/02/06	1	65,000	8.15	08/02/14
09/12/06	10	180,000	8.04	09/12/14
01/22/07	10	52,400	8.05	01/22/15
12/12/07	1	65,000	8.22	12/12/15
03/10/08	9	175,000	7.80	03/10/16
10/20/08	10	203,800	7.25	10/20/16
01/05/10	1	65,000	7.22	01/05/18
		1,378,600

The aggregate intrinsic value of options granted during fiscal 2010, 2009 and 2008 was $469,300, $1,776,250 and $1,938,300, respectively.  The intrinsic value of options exercised in fiscal 2010, 2009 and 2008 was

$868,489, $-0- and $99,820, respectively.  The weighted-average remaining contractual term of the above options was 3.8, 4.2 and 4.7 years as of September 30, 2010, 2009 and 2008, respectively.

Restricted Stock

In August 2010, the Company awarded 67,900 shares of common stock to 11 participants of the 2007 Plan.  The grant date fair value of restricted stock grants awarded to participants was $533,015.   As of September 30, 2010, there remained a total of $515,248 of unrecognized restricted stock compensation related to outstanding nonvested restricted stock grants awarded under the 2007 plan and outstanding at that date.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 4.8 years.  For the year ended September 30, 2010, amounts charged to compensation expense totaled $17,767.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2010, and changes during the year ended September 30, 2010 are presented below:

		2010
	2010 Shares	Weighted-Average Grant Date Fair Value

Nonvested at beginning of year	-0-	$-0-
Granted	67,900	7.85
Vested	(-0-)	(-0-)
Forfeited	(-0-)	(-0-)
Nonvested at end of year	67,900	$7.85

As of September 30, 2010, there were options to purchase 1,024,485 shares available for grant under the 2007 Plan.

NOTE 11 - INCOME FROM LEASES

The Company derives income primarily from operating leases on its commercial properties.  In general, these leases are written for periods up to ten years with various provisions for renewal.  These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.  Minimum base rents due under noncancellable leases as of September 30, 2010 are approximately scheduled as follows:

Fiscal Year	Amount
2011	37,632,000
2012	33,442,000
2013	27,490,000
2014	25,160,000
2015	23,029,000
thereafter	55,398,000
Total	$202,151,000

NOTE 12 - RELATED PARTY TRANSACTIONS

During fiscal 2010, the Company executed the Fourth Amendment to the Employment Contract (Fourth Amendment) with Eugene W. Landy, the Company’s President and Chief Executive Officer. The existing amended employment agreement had originally expired on December 31, 2009 but was automatically renewed for a one-year term in accordance with the terms of the agreement.  The Fourth Amendment increases Mr. Eugene Landy’s base salary from $225,000 per year to $275,000 per year, extends the pension payments of $50,000 per year through 2020, awards an Outstanding Leadership Achievement Award in the amount of $300,000 per year for three years for a total of $900,000 and revises the employee’s incentive bonus schedule as detailed in the Fourth Amendment.  The

Company has accrued additional compensation expense related to the additional pension benefits of $164,000.  Mr. Landy receives customary fringe benefits, including health insurance and five weeks vacation.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.  In the event of a change in control of the Company, Eugene W. Landy shall receive a lump sum payment of $2,500,000, provided that the sale price of the Company is at least $10 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and UMH Properties, Inc.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.  Eugene W. Landy received $20,500, $16,000 and $18,000 during 2010, 2009 and 2008 as Director.  The firm of Eugene W. Landy received $17,500, $-0- and $17,500 during 2010, 2009 and 2008, respectively, as legal fees.

The Company has a note receivable from Mr. Landy with a balance of $984,375 at September 30, 2010 and 2009 which is included in Loans to Officers, Directors and Key Employees included under Shareholders’ Equity.  This note was signed on April 30, 2002 and is due on April 30, 2012.  The interest rate is fixed at 5% and the note is collateralized by 150,000 shares of the Company stock.  Interest earned by the Company on this note is $49,219 per year.

During fiscal 2010, the Company executed a two-year employment agreement with Cynthia J. Morgenstern, the Executive Vice President, which is effective January 1, 2010 through December 31, 2011.  Under its terms, the employment agreement renews for successive one-year terms, unless either party gives written notice of termination to the other party.  Effective November 8, 2010, Ms. Morgenstern’s employment as Executive Vice President terminated.  In accordance with her employment agreement, it is expected that she will be resigning from the Board of Directors.  Under this employment agreement, Ms. Morgenstern was entitled to receive a base salary of $241,005 for the year ending December 31, 2010, and was entitled to increases of 5% for the year ending December 31, 2011, plus bonuses, if any, in amounts determined by the Company’s board of directors or president.  Ms. Morgenstern’s employment agreement provided for four weeks paid vacation, the use of an automobile, reimbursement of her reasonable and necessary business expenses and that Ms. Morgenstern was entitled to participate in the Company’s employee benefit plans.  Ms. Morgenstern’s employment agreement also required the Company to reimburse Ms. Morgenstern for the cost of a disability insurance policy such that, in the event of Ms. Morgenstern’s disability for a period of more than 90 days, Ms. Morgenstern would have  receive benefits equal to 60% of her then-current salary.  In the event of a merger, sale or change of control of the Company, which is defined as a change in voting control and excludes transactions between the Company and UMH, Ms. Morgenstern would have had the right to terminate the employment agreement or extend the employment agreement for two years from the date of merger, sale or change in control.  If there is a termination of employment for any reason, other than cause, Ms. Morgenstern is entitled to receive the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination.  Ms. Morgenstern received $20,500, $16,000 and $18,000 during 2010, 2009 and 2008, respectively, as Director.

Effective January 1, 2009, the Company and Michael P. Landy entered into a three-year employment agreement, under which Mr. Michael Landy receives an annual base salary of $190,575 for 2009 with increases of 5% for 2010 and 2011, plus bonuses and customary fringe benefits.  Michael P. Landy will also receive four weeks vacation.  Michael P. Landy’s employment agreement also requires the Company to reimburse Michael P. Landy for the cost of a disability insurance policy such that, in the event of Michael P. Landy’s disability for a period of more than 90 days, Michael P. Landy will receive benefits up to 60% of his then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Michael P. Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Michael P. Landy may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Michael P. Landy shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Approximately 30%, 35% and 35% of Michael P. Landy’s compensation was allocated to UMH in 2010, 2009 and 2008, respectively, pursuant to a cost sharing agreement between the Company and UMH.  During fiscal 2010, the Compensation Committee of the Board of Directors awarded Michael P. Landy a bonus of $100,000 in recognition of his leadership accomplishments as Chairman of the Executive Committee.  Mr. Michael Landy received $20,400, $16,000 and $18,000 during 2010, 2009 and 2008 respectively, as Director.

The Company amended the employment agreement with Maureen E. Vecere, who was appointed the Company’s Chief Financial and Accounting Officer on June 2, 2010.  Prior to that date, Ms. Vecere was the Company’s Controller and Treasurer.  The amendment provides for an increase in Ms. Vecere’s base salary from $149,000 per year to $180,000 per year for the remainder of calendar 2010 with an increase of 5% for calendar 2011.  The other terms of the contract remained unchanged. Ms. Vecere’s employment agreement provides for bonuses and customary fringe benefits.  Ms. Vecere also receives four weeks vacation.  The Company will reimburse Ms. Vecere for the cost of a disability insurance policy such that, in the event of Ms. Vecere’s disability for a period of more than 90 days, Ms. Vecere will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Ms. Vecere will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Vecere shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and CMS.  Daniel Cronheim received $20,500, $16,000 and $18,000 for Director’s fees in 2010, 2009 and 2008, respectively.  The David Cronheim Company received $22,773, $20,352 and $3,219 in lease commissions in 2010, 2009 and 2008, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $100,000, $-0- and $-0- in mortgage brokerage commissions in 2010, 2009 and 2008, respectively.

CMS, a division of David Cronheim Company, received the sum of $421,647, $375,477 and $375,477 and for property management fees during the years ended 2010, 2009 and 2008, respectively.   During 2010, 2009 and 2008, the Company was subject to a management contract with CMS.  For the calendar years 2010, the management fee was fixed at $380,000 per year plus the actual costs of subagents, up to a maximum of 1.5% of rents under management.  In 2009 and 2008, the management fee was fixed at $380,000.  Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

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

There are five Directors of the Company who are also Directors and shareholders of UMH.  The Company holds common stock of UMH in its securities portfolio.  See Note No. 7 for current holdings.   UMH holds $5,000,000 in Debentures due 2015.  On October 10, 2008, the Company repurchased $1,000,000 principal amount at par of 2013 Debentures which were held by UMH as of September 30, 2008.

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

Federal Excise Tax

The Company does not have a Federal excise tax liability for the calendar years 2010, 2009 and 2008, since it intends to or has distributed all of its annual income.

Reconciliation Between GAAP Net Income and Taxable Income

The following table reconciles net income attributable to common shares to taxable income for the years ended September 30, 2010, 2009 and 2008:

	2010 Estimated (unaudited)	2009 Actual	2008 Actual
Net income (loss) applicable to common shareholders	$8,486,301	$(868,313)	$8,501,551
Book / tax difference on gains / losses from capital transactions	2,188,804	6,398,548	(564,555)
Stock option expense	33,860	77,351	(57,367)
Deferred compensation	156,832	(6,680)	(6,185)
Other book / tax differences, net	665,869	1,737,216	1,977,910

Taxable income before adjustments	11,531,666	7,338,122	9,851,354
Add/Less capital (gains) losses	(2,609,149)	600,782	(2,674,026)
Estimated taxable income subject to 90% dividend requirement	$8,922,517	$7,938,904	$7,177,328

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended September 30, 2010, 2009 and 2008:

	2010
	Estimated (unaudited)	2009 Actual	2008 Actual

Cash dividends paid	$18,466,225	$14,984,179	$14,474,111
Less: Portion designated capital (gains) losses distribution	(2,609,149)	600,782	(2,674,026)
Less: Return of capital	(4,684,545)	(5,748,067)	(3,693,042)
Estimated dividends paid deduction	$11,172,531	$9,836,894	$13,455,095

NOTE 14 - SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

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

Amounts received, including dividend reinvestment of $4,646,598, $4,328,028 and $2,886,993 in 2010, 2009 and 2008, respectively, and shares issued in connection with the DRIP for the years ended September 30, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Amounts Received	$15,930,405	$7,450,504	$4,232,442
Shares Issued	2,253,074	1,221,753	612,330

During fiscal 2010, the Company sold 5,730,200 shares of common stock in two registered direct placements.  The Company received net proceeds from these two offerings of approximately $38,600,000.  The Company invested the proceeds in acquisitions of four industrial properties of $53,140,000.

The following cash distributions were paid to common shareholders during the years ended September 30, 2010, 2009 and 2008:

	2010		2009		2008

Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

December 31	$4,176,791	$ .15	$3,687,878	$ .15	$3,593,204	$ .15
March 31	4,269,670.15		3,717,464.15		3,593,204.15
June 30	4,964,914.15		3,757,306.15		3,626,840.15
September 30	5,054,850.15		3,821,531.15		3,660,863.15
	$18,466,225	$ .60	14,984,179	$ .60	$14,474,111	$ .60

On October 1, 2010 the board of directors declared a dividend of $.15 per share to be paid on December 15, 2010 to shareholders of record on November 15, 2010.

Preferred Stock

The Company had outstanding 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value as of September 30, 2010 $.01 per share (Series A Preferred Stock).  The annual dividend of $1.90625 per share, or 7.625% of the $25.00 per share liquidation value, is payable quarterly in arrears on March 15, June 15, September 15, and December 15.  The Series A Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series A Preferred Stock is not redeemable prior to December 5, 2011. On and after December 5, 2011, at any time and from time to time, the Series A Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

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

On October 14, 2010, the Company sold 817,250 shares of its 7.625% Series A Cumulative Redeemable Preferred Stock in a registered direct placement at $24.00 per share.  The Company received net proceeds of approximately $19,000,000 and intends to use the net proceeds from the offering to purchase additional properties in the ordinary course of business and for general corporate purposes, including the possible repayment of indebtedness.  The Company now has a total of 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock outstanding representing an aggregate liquidation preference of approximately $53,500,000.

The board of directors has declared and paid the following dividends on the Series A Preferred Stock for the years ended September 30, 2010, 2009 and 2008:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/6/09	11/16/09	12/15/09	$630,303	$0.4765625
1/13/10	2/16/10	3/15/10	630,304	0.4765625
4/9/10	5/17/10	6/15/10	630,303	0.4765625
7/1/10	8/16/10	9/15/10	630,304	0.4765625
			$2,521,214	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/08	11/17/08	12/15/08	$630,303	$0.4765625
2/3/09	2/17/09	3/16/09	630,304	0.4765625
5/5/09	6/1/09	6/30/09	630,303	0.4765625
8/5/09	8/17/09	9/15/09	630,304	0.4765625
			$2,521,214	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/07	11/15/07	12/17/07	$630,336	$0.4765625
1/17/08	2/15/08	3/17/08	630,336	0.4765625
4/15/08	5/15/08	6/16/08	630,336	0.4765625
7/1/08	8/15/08	9/15/08	630,336	0.4765625
			$2,521,344	$1.90625

On October 1, 2010, the board of directors declared a quarterly dividend of $0.4766 per share to be paid December 15, 2010 to shareholders of record as of November 15, 2010.

Treasury Stock

On March 3, 2009, the board of directors approved a Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock.  The repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares.  During the year ended September 30, 2009, the Company repurchased 5,000 shares of its common stock for $24,905.   There were no repurchases during the year ended September 30, 2010.

Noncontrolling Interest

The following table summarizes the changes in the noncontrolling interests since October 1, 2008:

	2010	2009

Beginning Balance	$3,393,446	$3,619,196
Net Income Attributable to Noncontrolling Interest	207,737	153,983
Distributions to Noncontrolling Interests	(344,414)	(379,693)
Purchase of Noncontrolling Interest in Jones EPI, LLC	(779,016)	-0-
Ending Balance	$2,477,753	$3,393,446

NOTE 15 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets was determined using the following inputs at September 30, 2010:

	Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$42,517,725	$42,517,725	$-0-	$-0-
Real estate held for sale	2,600,278	-0-	2,600,278	-0-

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

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At September 30, 2010, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $209,052,519 and $210,577,861, respectively.  As of September 30, 2010, the real estate held for sale is recorded at estimated fair value.  As of September 30, 2010, the above listed real estate held for sale consists of an industrial property in Quakertown, PA which was classified as held for sale as of September 30, 2010 and is recorded at estimated fair value.

NOTE 16 - CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

During 2010, 2009 and 2008, the Company paid cash for interest of $15,111,877, $14,084,559 and $13,383,667, respectively.  For 2010, 2009 and 2008, these amounts are net of interest capitalized of $-0-, $36,000 and $262,084, respectively.

During 2010, 2009 and 2008, the Company had $4,646,598, $4,328,028 and $2,886,993, respectively, of dividends which were reinvested that required no cash transfers.

The Company assumed a mortgage in connection with the acquisition of the industrial property in Ft. Mill, South Carolina with a balance of approximately $4,764,000 upon assumption.

The following are the reclassification adjustments related to securities available for sale included in Accumulated Other Comprehensive Income (Loss).

	2010	2009	2008
Unrealized holding gains (losses) arising during the year	$8,928,375	$9,335,550	($5,518,695)
Add/Less: reclassification adjustment for (gains) losses realized in income	(2,609,149)	600,732	(186,798)

Net unrealized gains (losses)	$6,319,226	$9,936,282	($5,705,493)

NOTE 17 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company can be subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

NOTE 18 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On October 14, 2010, the Company issued 817,250 shares of its 7.625% Series A Cumulative Redeemable Preferred Stock in a registered direct placement at $24.00 per share.  The Company received net proceeds of approximately $19,000,000 and intends to use the net proceeds from the offering to purchase additional properties in the ordinary course of business and for general corporate purposes, including the possible repayment of indebtedness.  The Company now has a total of 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock outstanding representing an aggregate liquidation preference of approximately $53,500,000.

On October 20, 2010, the Company repaid the mortgage on the Quakertown, Pennsylvania property with a principal balance of $2,437,500 plus accrued interest and fees of $5,717.

On October 28, 2010, the Company purchased a 381,240 square foot industrial building located in Lebanon, Tennessee.  The building is 100% net leased through June 30, 2024 to CBOCS Distribution, Inc., a subsidiary of Cracker Barrel Old Country Store, Inc., which guarantees the lease.  The purchase price was approximately $14,500,000.  The Company assumed the existing mortgage with an outstanding balance of $8,645,181 at a fixed interest rate of 7.6% which matures on July 1, 2019 and paid the remainder in cash from the proceeds of the registered direct placement of common stock completed in April 2010.  Annualized rental income over the remaining term of the lease is approximately $1,364,000.

On November 1, 2010, the Company purchased a 66,387 square foot industrial building in Rockford, Illinois.  The building is 100% net leased through December 31, 2023 to The Sherwin-Williams Company.  The

purchase price was approximately $5,800,000.  The Company assumed an existing mortgage with an outstanding balance of $1,932,807 at a fixed interest rate of 5.5% which matures on December 10, 2013 and paid the remainder in cash from the proceeds of the registered direct placement of common stock completed in April 2010.  Annual rental income over the remaining term of the lease is approximately $464,000.

Effective November 8, 2010, Cynthia J. Morgenstern's employment as Executive Vice President of Monmouth Real Estate Investment Corporation terminated.  In accordance with her Employment Agreement, it is expected that she will be resigning from the Board of Directors.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2010	12/31/09	3/31/10	6/30/10	9/30/10

Rental and Reimbursement Revenue	$10,689,383	$11,267,270	$11,505,709	$11,750,460
Total Expenses	5,581,492	5,654,107	6,725,444	6,175,409
Other Income (Expense)	(2,612,978)	(2,468,679)	(2,387,056)	(2,233,950)
Income from Continuing Operations	2,494,913	3,144,484	2,393,209	3,343,802
Income (Loss) from Discontinued Operations (1)	32,838	33,841	22,689	(250,823)
Net Income	2,527,751	3,178,325	2,415,898	3,093,278
Net Income Attributable to Noncontrolling Interest	53,477	45,789	52,362	56,109
Net Income Attributable to MREIC’s Shareholders	2,474,274	3,132,536	2,363,536	3,037,169
Net Income Attributable to MREIC’s Common Shareholders	1,843,970	2,502,232	1,733,232	2,406,866
Net Income Attributable to MREIC’s Common Shareholders per share	$0.07	$0.09	$0.05	$0.07

FISCAL 2009	12/31/08	3/31/09	6/30/09	9/30/09

Rental and Reimbursement Revenue	$10,282,379	$10,552,266	$10,242,682	$10,241,123
Total Expenses	5,112,738	5,469,304	5,395,253	5,361,177
Other Income (Expense)	(6,175,106)	(6,167,891)	(2,954,752)	(2,698,856)
Income (Loss) from Continuing Operations	(1,005,465)	(1,084,929)	1,892,677	2,181,090
Income (Loss) from Discontinued Operations (1)	40,337	(285,595)	34,460	34,269
Net Income (Loss)	(965,128)	(1,370,524)	1,927,137	2,154,147
Net Income Attributable to Noncontrolling Interest	28,912	25,775	38,084	61,212
Net Income (Loss) Attributable to MREIC’s Shareholders	(994,040)	(1,396,299)	1,889,053	2,154,147
Net Income (Loss) Attributable to MREIC’s Common Shareholders	(1,624,344)	(2,026,603)	1,258,749	1,523,844
Net Income Attributable to MREIC’s Common Shareholders per share	($0.07)	($0.08)	$0.05	$0.06

 (1)  During 2010 and 2009, the Company designated the Quakertown, Pennsylvania property as held for sale.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2010

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition
Shopping Center
Somerset, NJ	$-0-	$55,182	$637,097	$665,218
Vacant Land
Shelby County, TN	-0-	11,065	-0-	-0-
Industrial Buildings
Monaca, PA	-0-	330,772	878,081	2,081,719
Orangeburg, NY	-0-	694,720	2,977,372	26,949
Greensboro, NC	-0-	327,100	1,853,700	17,200
Jackson, MS	-0-	218,000	1,233,500	395,606
Urbandale, IA	-0-	310,000	1,758,000	96,515
Richland, MS	-0-	211,000	1,195,000	72,000
O'Fallon, MO	-0-	264,000	3,302,000	301,188
Fayetteville, NC	3,534,119	172,000	4,467,885	219,977
Schaumburg, IL	669,648	1,039,800	3,694,320	171,838
Burr Ridge, IL	279,567	270,000	1,236,599	55,488
Romulus, MI	774,038	531,000	3,653,883	32,549
Liberty, MO	1,174,449	723,000	6,510,546	8,866
Omaha, NE	1,291,038	1,170,000	4,425,500	88,745
Charlottesville, VA	971,514	1,170,000	2,845,000	7,700
Jacksonville, FL	3,024,551	1,165,000	4,668,080	262,726
West Chester Twp, OH	3,250,388	695,000	3,342,000	1,024,253
Richmond, VA	2,543,582	1,160,000	6,413,305	113,865
St. Joseph, MO	4,468,055	800,000	11,753,964	-0-
Newington, CT	1,261,380	410,000	2,961,000	17,029
Cudahy, WI	2,200,025	980,000	5,050,997	3,336,027
Beltsville, MD	8,855,438	3,200,000	5,958,773	5,217,056
Granite City, IL	5,083,024	340,000	12,046,675	-0-
Monroe, NC	2,214,178	500,000	4,981,022	2,250
Winston-Salem, NC	3,496,982	980,000	5,610,000	65,193
Elgin, IL	2,863,756	1,280,000	5,529,488	-0-
Tolleson, AZ	6,682,378	1,320,000	13,329,000	-0-
Ft. Myers, FL	2,392,393	1,910,000	2,499,093	41,951
Edwardsville, KS	2,898,618	1,185,000	5,815,148	20,253
Tampa, FL	10,124,312	5,000,000	12,660,003	-0-
Denver, CO	2,569,648	1,150,000	3,890,300	1,308,516
Hanahan, SC (Norton)	7,268,255	1,129,000	11,831,321	12,153
Hanahan, SC (FDX)	2,509,252	930,000	3,426,362	3,250,308
Augusta, GA (FDX Gr)	1,825,238	613,000	3,026,409	1,685,559
Huntsville, AL	1,810,614	742,500	2,724,418	-0-
Richfield, OH	4,855,143	1,000,000	7,197,945	2,438
Colorado Springs, CO	2,773,111	1,270,000	3,821,000	2,097,640
Tampa, FL	5,101,276	2,830,000	4,704,531	(229)
Griffin, GA	8,871,154	760,000	13,692,115	416,742
Roanoke, VA	4,073,232	1,853,000	4,817,298	52,165
Orion, MI	11,221,324	3,630,000	13,053,289	-0-

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2010

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition
Carlstadt, NJ	2,563,586	1,194,000	3,645,501	-0-
Wheeling, IL	5,564,064	5,112,120	9,186,606	4,214,507
White Bear Lake, MN	1,874,187	1,393,000	3,764,126	-0-
Cheektowaga, NY	1,834,042	4,768,000	3,883,971	2,255,391
Richmond, VA (Carrier)	-	446,000	3,910,500	14,415
Quakertown, PA *	2,437,500	1,014,000	1,806,000	-0-
Montgomery, IL	5,508,809	2,000,000	9,225,683	16,479
Tampa, FL (Kellogg)	2,811,162	1,867,000	3,684,794	44,110
Augusta, GA (FDX)	1,119,967	380,000	1,400,943	-0-
Lakeland, FL	1,375,000	261,000	1,621,163	-0-
El Paso, TX	5,084,847	2,088,242	4,514,427	-0-
Chattanooga, TN	2,712,769	300,000	4,464,711	2,560
Bedford Heights, OH	3,594,886	990,000	4,893,912	58,614
Kansas City, MO	2,968,112	660,000	4,049,832	18,542
Punta Gorda, FL	2,605,395	660,000	3,441,992	-0-
Cocoa, FL	6,595,167	1,881,316	8,623,564	4,716
Orlando, FL	5,499,752	2,200,000	6,133,800	137,108
Topeka, KS	2,519,764	-0-	3,679,843	-0-
Memphis, TN	9,731,034	1,220,000	13,380,000	-0-
Houston, TX	5,172,685	1,730,000	6,322,355	-0-
Carrollton, TX	11,431,445	1,500,000	16,240,000	-0-
Ft. Mill, SC	4,642,008	1,670,000	10,045,000	-0-

	$210,577,861	$77,664,817	$343,390,742	$29,933,895

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2010

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2010
Description	Land	Bldg & Imp	Total
Shopping Center
Somerset, NJ	$55,182	$1,302,315	$1,357,497
Vacant Land
Shelby County, TN	11,065	-0-	11,065
Industrial Buildings
Monaca, PA	330,772	2,959,800	3,290,572
Orangeburg, NY	694,720	3,004,321	3,699,041
Greensboro, NC	327,100	1,870,900	2,198,000
Jackson, MS	218,000	1,629,106	1,847,106
Urbandale, IA	310,000	1,854,515	2,164,515
Richland, MS	211,000	1,267,000	1,478,000
O'Fallon, MO	264,000	3,603,188	3,867,188
Fayetteville, NC	172,000	4,687,862	4,859,862
Schaumburg, IL	1,039,800	3,866,158	4,905,958
Burr Ridge, IL	270,000	1,292,087	1,562,087
Romulus, MI	531,000	3,686,432	4,217,432
Liberty, MO	723,000	6,519,412	7,242,412
Omaha, NE	1,170,000	4,514,245	5,684,245
Charlottesville, VA	1,170,000	2,852,700	4,022,700
Jacksonville, FL	1,165,000	4,930,806	6,095,806
West Chester Twp, OH	695,000	4,366,253	5,061,253
Richmond, VA	1,160,000	6,527,170	7,687,170
St. Joseph, MO	800,000	11,753,964	12,553,964
Newington, CT	410,000	2,978,029	3,388,029
Cudahy, WI	980,000	8,387,024	9,367,024
Beltsville, MD	3,200,000	11,175,829	14,375,829
Granite City, IL	340,000	12,046,675	12,386,675
Monroe, NC	500,000	4,983,272	5,483,272
Winston-Salem, NC	980,000	5,675,193	6,655,193
Elgin, IL	1,280,000	5,529,488	6,809,488
Tolleson, AZ	1,320,000	13,329,000	14,649,000
Ft. Myers, FL	1,910,000	2,541,044	4,451,044
Edwardsville, KS	1,185,000	5,835,401	7,020,401
Tampa, FL	5,000,000	12,660,003	17,660,003
Denver, CO	1,150,000	5,198,816	6,348,816
Hanahan, SC (Norton)	1,129,000	11,843,474	12,972,474
Hanahan, SC (FDX)	930,000	6,676,670	7,606,670
Augusta, GA (FDX Gr)	613,000	4,711,968	5,324,968
Huntsville, AL	742,500	2,724,418	3,466,918
Richfield, OH	1,000,000	7,200,383	8,200,383
Colorado Springs, CO	1,270,000	5,918,640	7,188,640
Tampa, FL	2,830,000	4,704,302	7,534,302
Griffin, GA	760,000	14,108,857	14,868,857
Roanoke, VA	1,853,000	4,869,463	6,722,463
Orion, MI	3,630,000	13,053,289	16,683,289

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2010

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2010
Description	Land	Bldg & Imp	Total

Carlstadt, NJ	1,194,000	3,645,501	4,839,501
Wheeling, IL	5,112,120	13,401,113	18,513,233
White Bear Lake, MN	1,393,000	3,764,126	5,157,126
Cheektowaga, NY	4,768,000	6,139,362	10,907,362
Richmond, VA (Carrier)	446,000	3,924,915	4,370,915
Quakertown, PA *	1,014,000	1,806,000	2,820,000
Montgomery, IL	2,000,000	9,242,162	11,242,162
Tampa, FL (Kellogg)	1,867,000	3,728,904	5,595,904
Augusta, GA (FDX)	380,000	1,400,943	1,780,943
Lakeland, FL	261,000	1,621,163	1,882,163
El Paso, TX	2,088,242	4,514,427	6,602,669
Chattanooga, TN	300,000	4,467,271	4,767,271
Bedford Heights, OH	990,000	4,952,526	5,942,526
Kansas City, MO	660,000	4,068,374	4,728,374
Punta Gorda, FL	660,000	3,441,992	4,101,992
Cocoa, FL	1,881,316	8,628,280	10,509,596
Orlando, FL	2,200,000	6,270,908	8,470,908
Topeka, KS	-0-	3,679,843	3,679,843
Memphis, TN	1,220,000	13,380,000	14,600,000
Houston, TX	1,730,000	6,322,355	8,052,355
Carrollton, TX	1,500,000	16,240,000	17,740,000
Ft. Mill, SC	1,670,000	10,045,000	11,715,000

	$77,664,817	$373,324,637	$450,989,454

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2010

Column A	Column F	Column G	Column H	Column I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Life
Shopping Center
Somerset, NJ	$1,203,294	1970	1970	10-33
Vacant Land
Shelby County, TN	-0-	N/A	2007	N/A
Industrial Buildings
Monaca, PA	1,997,547	1977	1977 (A)	5-31.5
Orangeburg, NY	1,706,856	1990	1993	31.5
Greensboro, NC	1,013,163	1988	1993	31.5
Jackson, MS	761,061	1988	1993	39
Urbandale, IA	780,329	1985	1994	39
Richland, MS	517,642	1986	1994	39
O'Fallon, MO	1,403,782	1989	1994	39
Fayetteville, NC	1,593,024	1996	1997	39
Schaumburg, IL	1,392,225	1997	1997	39
Burr Ridge, IL	425,026	1997	1997	39
Romulus, MI	1,177,751	1998	1998	39
Liberty, MO	2,095,450	1997	1998	39
Omaha, NE	1,340,278	1999	1999	39
Charlottesville, VA	839,916	1998	1999	39
Jacksonville, FL	1,425,055	1998	1999	39
West Chester Twp, OH	1,072,189	1999	2000	39
Richmond, VA	1,578,563	2000	2001	39
St. Joseph, MO	2,862,998	2000	2001	39
Newington, CT	725,597	2001	2001	39
Cudahy, WI	1,524,649	2001	2001	39
Beltsville, MD	1,778,745	2000	2001	39
Granite City, IL	2,626,426	2001	2001	39
Monroe, NC	1,085,615	2001	2001	39
Winston-Salem, NC	1,244,876	2001	2002	39
Elgin, IL	1,205,096	2002	2002	39
Tolleson, AZ	2,563,159	2002	2002	39
Ft. Myers, FL	502,067	1974 (B)	2002	39
Edwardsville, KS	1,126,992	2002	2003	39
Tampa, FL	2,110,366	2004	2004	39
Denver, CO	632,501	2005	2005	39
Hanahan, SC (Norton)	1,669,476	2002	2005	39
Hanahan, SC (FDX)	688,223	2005	2005	39
Augusta, GA (FDX Gr)	527,935	2005	2005	39
Huntsville, AL	364,713	2005	2005	39
Richfield, OH	830,666	2005	2006	39
Colorado Springs, CO	573,095	2005	2006	39
Tampa, FL	522,678	1997	2006	39
Griffin, GA	1,595,960	2002/2005 (c)	2006	39
Roanoke, VA	427,301	1996	2007	39
Orion, MI	1,136,349	2007	2007	39

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2010

Column A	Column F	Column G	Column H	Column I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Life
Carlstadt, NJ	303,771	1977	2007	39
Wheeling, IL	1,367,754	2003	2007	39
White Bear Lake, MN	342,819	2001	2007	39
Cheektowaga, NY	505,285	2002	2007	39
Richmond, VA (Carrier)	348,979	2004	2007	39
Quakertown, PA *	219,722	1988	2007	39
Montgomery, IL	848,755	2004	2007	39
Tampa, FL (Kellogg)	341,802	1989	2007	39
Augusta, GA (FDX)	125,720	1993	2007	39
Lakeland, FL	145,484	1993	2007	39
El Paso, TX	405,125	2005	2007	39
Chattanooga, TN	400,815	2002	2007	39
Bedford Heights, OH	446,117	1998	2007	39
Kansas City, MO	364,734	2002	2007	39
Punta Gorda, FL	297,821	2007	2007	39
Cocoa, FL	552,976	2006	2008	39
Orlando, FL	403,228	1997	2008	39
Topeka, KS	141,545	2006	2009	39
Memphis, TN	171,540	1994	2010	39
Houston, TX	81,128	2005	2010	39
Carrollton, TX	208,205	2009	2010	39
Ft. Mill, SC	128,782	2009	2010	39

	$58,800,741
(A) Buildings & improvements re-acquired in 1986.
(B) Property was renovated in 2001.
(C) Property consist of 2 buildings
* Property was classified as held for sale

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (CONT’D.)

(1)

Reconciliation

                                                           REAL ESTATE INVESTMENTS

	9/30/10	9/30/09	9/30/08

Balance-Beginning of Year	$397,998,771	$390,175,072	$356,651,751
Additions:
Acquisitions	52,107,355	3,680,000	24,428,244
Improvements	883,328	4,143,699	15,238,074
Total Additions	52,990,683	7,823,699	39,666,318
Sales	(-0-)	(-0-)	(6,142,997)

Balance-End of Year	$$450,989,454	$397,998,771	$390,175,072

                      ACCUMULATED DEPRECIATION

	9/30/10	9/30/09	9/30/08

Balance-Beginning of Year	$49,393,929	$40,824,504	$35,254,756
Depreciation	9,406,812	8,569,425	8,017,084
Sales	-0-	-0-	(2,447,336)

Balance-End of Year	$58,800,741	$49,393,929	$40,824,504

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30,

 (1)

Reconciliation

	2010	2009	2008
Balance – Beginning of Year	$397,998,771	$390,175,072	$356,651,751	$
Additions:
Somerset, NJ	-0-	87,421	6,405
Monaca, PA	7,235	485,651	267,242
Orangeburg, NY	4,715	-0-	-0-
Greensboro, NC	2,200	-0-	-0-
Jackson, MS	118,702	150,000	3,135
Urbandale, IA	-0-	-0-	-0-
Richland, MS	-0-	-0-	-0-
O’Fallon, MO	33,413	-0-	-0-
Fayetteville, NC	-0-	-0-	195,869
Schaumburg, IL	-0-	-0-	-0-
Burr Ridge, IL	5,342	26,951	-0-
Romulus, MI	20,471	-0-	-0-
Liberty, MO	-0-	-0-	-0-
Omaha, NE	2,533	44,295	41,917
Charlottesville, VA	3,500	4,200	-0-
Jacksonville, FL	22,976	102,814	19,750
West Chester Twp, OH	-0-	-0-	-0-
Richmond, VA	90,600	-0-	-0-
St. Joseph, MO	-0-	-0-	-0-
Newington, CT	11,543	-0-	19,783
Cudahy, WI	11,824	-0-	-0-
Beltsville, MD	-0-	216,377	5,000,679
Granite City, IL	-0-	-0-	-0-
Monroe, NC	2,250	-0-	-0-
Winston Salem, NC	4,275	-0-	-0-
Elgin, IL	-0-	-0-	-0-
Tolleson, AZ	-0-	-0-	-0-
Ft. Myers, FL	-0-	3,076	4,393
Edwardsville, KS	-0-	-0-	20,253
Tampa, FL (FDX Ground)	-0-	-0-	-0-
Denver, CO	-0-	(3,451)	1,311,967
Hanahan, SC (Norton)	-0-	-0-	-0-
Hanahan, SC (FDX)	192	202,502	2,778,523
Augusta, GA	3,975	271,626	1,409,958
Huntsville, AL	-0-	-0-	-0-
Richfield, OH	2,438	-0-	-0-
Colorado Springs, CO	-0-	85,870	2,011,770
Tampa, FL (FDX)	(229)	-0-	-0-
Griffin, GA	-0-	416,742	-0-
Roanoke, VA	52,165	-0-	-0-
Orion, MI	-0-	-0-	1,472,289	(3)
Shelby County, TN	-0-	-0-	-0-
Carlstadt, NJ	-0-	-0-	849,501	(3)
Wheeling, IL	-0-	1,355	3,247,631	(3)
White Bear Lake, MN	-0-	-0-	121,126	(3)
Cheektowaga, NY	219,983	2,035,408	2,274,972	(3)
Richmond, VA (Carrier)	14,415	-0-	171,500	(3)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30,

(1)

Reconciliation (cont’d)

	2010	2009	2008

Quakertown, PA	-0-	-0-	($155,000)	(3)
Montgomery, IL	16,479	-0-	(413,317)	(3)
Tampa, FL (Kellogg)	44,110	-0-	(305,000)	(3)
Augusta, GA (FDX)	-0-	-0-	-0-
Lakeland, FL	-0-	-0-	-0-
El Paso, TX	-0-	-0-	-0-
Chattanooga, TN	2,560	-0-	-0-
Bedford Heights, OH	56,856	-0-	1,758
Kansas City, MO	-0-	-0-	18,542
Punta Gorda, FL	-0-	-0-	451,992	(3)
Cocoa, FL	4,716	-0-	10,504,880
Orlando, FL	124,246	12,862	8,333,800
Topeka, KS	(157)	3,680,000	-0-
Memphis, TN	14,600,000	-0-	-0-
Houston, TX	8,052,355	-0-	-0-
Carrollton, TX	17,740,000	-0-	-0-
Ft. Mill, SC	11,715,000	-0-	-0-
Total Additions	52,990,683	7,823,699	39,666,318
Total Disposals	(-0-)	(-0-)	(6,142,997)
Balance – End of Year	$$450,989,454	$397,998,771	$390,175,072

(2)

The aggregate cost for Federal tax purposes approximates historical cost.

(3)

In 2008, the increases and decreases were due to finalization of the purchase price allocation from the MCC merger in 2007.

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT

CORPORATION

(Registrant)

Date:  December 9, 2010

By:       /s/ Eugene W. Landy

Eugene W. Landy, President, Chief

              Executive Officer and Director

Date:  December 9, 2010

By:       /s/   Maureen E. Vecere

             Maureen E. Vecere, Chief Financial Officer and

Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  December 9, 2010

By:       /s/ Eugene W. Landy

Eugene W. Landy, President, Chief

              Executive Officer and Director

Date:  December 9, 2010

By:       /s/ Anna T. Chew

             Anna T. Chew, Treasurer and Director

Date:  December 9, 2010

By:       /s/ Daniel D. Cronheim

             Daniel D. Cronheim, Director

Date:  December 9, 2010

By:     /s/ Catherine B. Elflein

           Catherine B. Elflein, Director

Date:  December 9, 2010

By:       /s/ Neal Herstik

            Neal Herstik, Director

Date:  December 9, 2010

By:       /s/ Matthew I. Hirsch

             Matthew I. Hirsch, Director

Date:  December 9, 2010

By:       /s/   Joshua Kahr

              Joshua Kahr, Director

Date:  December 9, 2010

By:       /s/   Michael P. Landy

              Michael P. Landy

                                                                                     Chairman of Executive Committee, EVP

              and Director

Date:  December 9, 2010

By:       /s/ Samuel A. Landy

             Samuel A. Landy, Director

Date:  December 9, 2010

By:       /s/ Scott L. Robinson

             Scott L. Robinson, Director

Date:  December 9, 2010

By:       /s/   Eugene Rothenberg

             Eugene Rothenberg, Director

Date:   December 9, 2010

By:       /s/   Stephen B. Wolgin

             Stephen B. Wolgin, Director