Form 10-Q
period 2010-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2011-02-08
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934 For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the issuer's common stock as of February 1, 2011 was 34,497,346 shares.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2010

C O N T E N T S

ITEM 1.   Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND SEPTEMBER 30, 2010

ASSETS	December 31, 2010 (Unaudited)	September 30, 2010

Real Estate Investments:
Land	$80,994,817	$77,664,817
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $ 61,335,785 and $58,800,741, respectively	328,678,170	314,523,896
Total Real Estate Investments	409,672,987	392,188,713

Cash and Cash Equivalents	7,838,150	6,814,553
Securities Available for Sale at Fair Value	45,486,923	42,517,725
Tenant and Other Receivables	1,025,942	647,261
Deferred Rent Receivable	1,607,543	1,574,933
Loans Receivable, net	258,089	268,817
Prepaid Expenses	1,143,531	613,994
Financing Costs, net of Accumulated Amortization of $1,780,884 and $1,731,822, respectively	2,426,630	2,443,616
Lease Costs, net of Accumulated Amortization of $620,950 and $571,324, respectively	1,035,194	1,020,402
Intangible Assets, net of Accumulated Amortization of $4,991,481 and $4,697,265, respectively	6,086,058	5,835,274
Other Assets	38,697	193,509

TOTAL ASSETS	$476,619,744	$454,118,797

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF DECEMBER 31, 2010 AND SEPTEMBER 30, 2010

LIABILITIES AND SHAREHOLDERS' EQUITY	December 31, 2010 (Unaudited)	September 30, 2010

Liabilities:
Mortgage Notes Payable	$215,197,188	$210,577,861
Subordinated Convertible Debentures	8,940,000	13,990,000
Loans Payable	15,030,053	9,273,913
Accounts Payable and Accrued Expenses	2,282,045	2,088,853
Other Liabilities	2,526,690	2,675,698

Total Liabilities	243,975,976	238,606,325

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $53,493,750 and $33,062,500 liquidation value, respectively; 2,139,750 and 1,322,500, Shares Authorized, Issued and Outstanding, respectively	$53,493,750	$33,062,500
Common Stock - $.01 Par Value, 39,182,750 and 40,000,000 Shares Authorized; 34,345,823 and 33,956,138 Shares Issued and 34,340,823 and 33,951,138 Shares Outstanding, respectively	343,458	339,561
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	169,284,738	170,743,069
Treasury Stock at Cost (5,000 shares)	(24,905)	(24,905)
Accumulated Other Comprehensive Income	10,696,250	10,116,057
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	-0-	-0-
Total MREIC’S Shareholders’ Equity	232,591,728	213,034,719
Noncontrolling Interests	52,040	2,477,753
Total Shareholders' Equity	232,643,768	215,512,472

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$476,619,744	$454,118,797

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

	Three Months Ended
	12/31/10	12/31/09
INCOME:
Rental Revenue	$10,044,993	$8,974,540
Reimbursement Revenue	2,088,634	1,798,529

TOTAL INCOME	12,133,627	10,773,069

EXPENSES:
Real Estate Taxes	1,835,413	1,636,818
Operating Expenses	653,968	425,297
General & Administrative Expense	1,140,924	708,391
Acquisition Costs	403,283	205,573
Depreciation	2,535,044	2,234,358
Amortization	444,635	390,757

TOTAL EXPENSES	7,013,267	5,601,194

OTHER INCOME (EXPENSE):
Interest and Dividend Income	726,608	632,422
Gain on Securities Transactions, net	2,808,022	329,238
Interest Expense	(3,840,401)	(3,605,784)

TOTAL OTHER INCOME (EXPENSE)	(305,771)	(2,644,124)

NET INCOME	4,814,589	2,527,751

Less: Net Income Attributable to Noncontrolling Interests	28,407	53,477

NET INCOME ATTRIBUTABLE TO MREIC’S SHAREHOLDERS	4,786,182	2,474,274

Preferred dividend	1,019,805	630,304

NET INCOME ATTRIBUTABLE TO MREIC’S COMMON SHAREHOLDERS	$3,766,377	$1,843,970

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) – CONTINUED

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

	Three Months Ended
	12/31/10	12/31/09

BASIC INCOME – PER SHARE
Net Income	$.14	$.09
Less: Net Income Attributable to Noncontrolling Interests	-0-	-0-
Net Income Attributable to MREIC’s Shareholders	.14	.09
Less: Preferred Dividend	(.03)	(.02)
Net Income Attributable to MREIC’s Common Shareholders	$.11	$.07

DILUTED INCOME – PER SHARE
Net Income	$.14	.09
Less: Net Income Attributable to Noncontrolling Interests	-0-	-0-
Net Income Attributable to MREIC’s Shareholders	.14	.09
Less: Preferred Dividend	(.03)	(.02)
Net Income Attributable to MREIC’s Common Shareholders	$.11	$.07

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	34,024,384	27,388,237
Diluted	34,095,469	27,389,439

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,814,589	$2,527,751
Noncash Items Included in Net Income:
Depreciation	2,535,044	2,234,358
Amortization	453,022	404,395
Stock Compensation Expense	30,026	-0-
Gain on Securities Transactions, net	(2,808,022)	(329,238)
Changes In:
Tenant, Deferred Rent and Other Receivables	(411,291)	(311,786)
Prepaid Expenses	(529,537)	(570,837)
Other Assets and Lease Costs	90,394	(299,635)
Accounts Payable, Accrued Expenses and Other Liabilities	44,184	574,071
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,218,409	4,229,079

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(9,722,013)	(22,650,000)
Capital Improvements & Purchases of Equipment	(264,318)	(218,072)
Purchase of Noncontrolling Interest	(4,138,291)	-0-
Collections on Loans Receivable	10,728	43,659
Proceeds from Sale of Securities Available for Sale	5,990,510	3,567,109
Purchase of Securities Available for Sale	(5,571,493)	(1,761,704)
NET CASH USED IN INVESTING ACTIVITIES	(13,694,877)	(21,019,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from (Payments on) Loans Payable	5,756,140	(2,397,234)
Repurchase of Subordinated Convertible Debentures	(5,050,000)	-0-
Proceeds from Mortgages	-0-	15,400,000
Principal Payments on Mortgages	(5,958,660)	(2,989,009)
Financing Costs Paid on Debt	(92,194)	(307,880)
Net Distributions to Noncontrolling Interests	(80,870)	(97,518)
Proceeds from the Exercise of Stock Options	-0-	165,060
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	-0-	10,430,408
Proceeds from Issuance of Common Stock, net of reinvestments	1,727,724	2,936,256
Proceeds from Registered Direct Placement of Preferred Stock, net of offering costs	18,979,982	-0-
Preferred Dividends Paid	(1,019,805)	(630,304)
Common Stock Distributions Paid, net of reinvestments	(3,762,252)	(3,011,375)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,500,065	19,498,404

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,023,597	2,708,475
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	6,814,553	6,080,888
END OF PERIOD	$7,838,150	$8,789,363

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2010

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation and its subsidiaries (MREIC, the Company or we) operate as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  In addition, the Company currently owns a majority interest in a limited liability company of which the Company consolidates their results of operations and financial condition.  The Company also owns a portfolio of investment securities.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2010.

Certain amounts in the consolidated financial statements for the prior periods presented have been reclassified to conform to the financial statement presentation for the current year.  As of December 2010, the Quakertown, PA property has been reclassified from held for sale to held and used, which resulted in $32,838 of income from discontinued operations in the prior year being reclassified into normal operations.

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

Stock Based Compensation

The Company accounts for stock options and restricted stock in accordance with ASC 718-10 which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value for restricted stock awards is equal to the fair value of the Company’s common stock on the grant date.  Compensation costs of $30,026 and $-0- have been recognized in the three months ended December 31, 2010 and 2009, respectively.

During the three months ended December 31, 2010, no options or restricted stock was granted and no options to purchase shares of common stock were exercised.  During the three months ended December 31, 2010, 7,600 shares of restricted stock were forfeited.  The amount of shares available to grant as stock options or as restricted stock under the amended and restated plan were 1,024,485 shares as of December

31, 2010.  As of December 31, 2010, there were options to purchase 1,378,600 shares outstanding under the 2007 amended and restated plan.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010, and for the respective interim periods within those years. The adoption of that portion of the guidance that became effective on January 1, 2010 did not have a material effect on the consolidated financial statements; the Company does not expect the adoption of that portion of the guidance which becomes effective on January 1, 2011 to have a material effect on the consolidated financial statements.

NOTE 2 – NET INCOME ATTRIBUTABLE TO MREIC’S COMMON SHAREHOLDERS PER SHARE

Basic net income attributable to MREIC’s common shareholders per share is calculated by dividing net income attributable to MREIC’s common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income attributable to MREIC’s common shareholders plus interest expense related to the Convertible Subordinated Debentures (Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period.

The following amounts related to the potential conversion of the Debentures are excluded from the calculation due to their antidilutive effect:

	Three Months Ended
	12/31/10	12/31/09

Interest expense	$260,499	$279,800

Common shares to be issued upon conversion	863,100	1,304,148

Options to purchase common shares in the amount of 71,085 and 1,202 are included in the diluted weighted average shares outstanding for the three months ended December 31, 2010 and 2009, respectively.  As of December 31, 2010 and 2009, common stock equivalents to purchase 4,451 and 154,987 shares, respectively, were antidilutive.

NOTE 3 – COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income attributable to MREIC’s common shareholders:

	Three Months Ended
	12/31/10	12/31/09

Net Income Attributable to MREIC’s Common Shareholders	$3,766,377	$1,843,970
Net Income Attributable to Noncontrolling Interest	28,407	53,477
Change in unrealized gain on securities available for sale	580,193	391,589
Comprehensive Income	$4,374,977	$2,289,036

NOTE 4 – REAL ESTATE INVESTMENTS

Acquisitions

On October 28, 2010, the Company purchased a 381,240 square foot industrial building located in Lebanon, Tennessee.  The building is 100% net leased through June 30, 2024 to CBOCS Distribution, Inc., a subsidiary of Cracker Barrel Old Country Store, Inc., which guarantees the lease.  The purchase price was approximately $14,500,000.  The Company assumed the existing mortgage with an outstanding balance of $8,645,181 at a fixed interest rate of 7.6% which matures on July 1, 2019 and paid the remainder in cash from the proceeds of the registered direct placement of common stock completed in April 2010.  Annualized rental income over the remaining term of the lease is approximately $1,364,000.  The Company recorded an intangible asset related to the lease in-place of $285,000.

On November 1, 2010, the Company purchased a 66,387 square foot industrial building in Rockford, Illinois.  The building is 100% net leased through December 31, 2023 to The Sherwin-Williams Company.  The purchase price was approximately $5,800,000.  The Company assumed an existing mortgage with an outstanding balance of $1,932,807 at a fixed interest rate of 5.5% which matures on December 10, 2013 and paid the remainder in cash from the proceeds of the registered direct placement of common stock completed in April 2010.  Annual rental income over the remaining term of the lease is approximately $464,000.  The Company recorded an intangible asset related to the lease in-place of $260,000.

On December 15, 2010, the Company completed the acquisition of the remaining 37% noncontrolling interest in Wheeling Partners, LLC (Wheeling Partners), an Illinois limited liability company, for approximately $4,100,000.  Wheeling Partners owns a 123,000 square foot industrial building in Wheeling, Illinois which is leased to FedEx Ground Package Systems, Inc. through May 2017. Prior to this transaction, the Company owned 63% of Wheeling Partners.  The Company paid for the noncontrolling interest using proceeds from the registered direct placement of preferred stock completed in October 2010.  The excess of purchase price over the carrying amount of the noncontrolling interest acquired is approximately $1,765,000 and has been reflected as a change to additional paid-in capital.

Tenant Concentration

The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 46% as of December 31, 2010.   In addition, the Company leases 5% of its square footage to Mead Corporation.  No other tenants leased more than 5% of our total square footage.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated to be approximately 56% of total rental and reimbursement revenue for fiscal 2011.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

During the three months ended December 31, 2010, the Company sold or redeemed securities with a cost of $3,182,488 and recognized a gain on sale of $2,808,022.  The Company also made purchases of $5,571,493 in securities available for sale.  Of this amount, the Company made total purchases of 45,253 common shares of UMH Properties, Inc, a related REIT (UMH), in its Dividend Reinvestment and Stock Purchase Plan and on the open market for a total of $444,673 or an average cost of $9.83 per share.  The Company owned a total of 500,467 shares of UMH as of December 31, 2010 at a total cost of $4,585,123 or average cost of $9.16 per share.

The Company had four securities that were temporarily impaired investments as of December 31, 2010.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at December 31, 2010:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$1,960,550	($2,384)	$163,200	($6,805)
Common stock	1,785,700	($8,636)	-0-	(-0-)
Total	$3,746,250	($11,020)	$163,200	($6,805)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
3	$3,746,250	($11,020)	0-3%
1	163,200	(6,805)	4%
4	$3,909,450	($17,825)

The Company has determined that these securities are temporarily impaired as of December 31, 2010.  The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery.  Currently, the Company had total net unrealized gains on its securities portfolio of $10,696,250 as of December 31, 2010.

NOTE 6 – DEBT

On October 20, 2010, the Company repaid the mortgage on the Quakertown, Pennsylvania property with a principal balance of $2,437,500 plus accrued interest and fees of $5,717.

The Company assumed two mortgages totaling $10,577,988 in connection with the acquisitions described in Note No. 4 above.  Management determined that the interest rates on these loans approximated market.

During the three months ended December 31, 2010, the Company repurchased $5,050,000 in 8% Convertible Subordinated Debentures (Debentures) which mature in 2015 at par.  Of this amount, $5,000,000 in Debentures were held by UMH.  As of December 31, 2010, the Company has outstanding $3,770,000 in   Debentures due 2013 and $5,170,000 in Debentures due 2015.

As of December 31, 2010, loans payable consisted of $10,030,053 outstanding on securities margin loans and $5,000,000 outstanding on the Company’s $15,000,000 unsecured line of credit.  The margin loans are secured by securities with a fair value of $45,486,923 as of December 31, 2010.  The line matures on March 31, 2013.  The interest rate on the line is Libor plus 200 basis points.  The interest rate on the margin loans and line of credit as of December 31, 2010 was 2.0% and 2.3%, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

On October 12, 2010, the Company executed and submitted for filing with the State of Maryland an amendment to the Company’s Articles of Incorporation (the Articles) to reclassify 817,250 shares of the Company’s common stock to preferred stock.  As a result of this amendment, the Company’s total authorized shares of common stock were 39,182,750 and total authorized shares of preferred stock were 2,139,750.

Common Stock

The Company raised $3,080,313 (including reinvestments of $1,352,589) from the issuance of shares in the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the three months ended December 31, 2010 and issued 389,685 common shares.

During the three months ended December 31, 2010, the Company paid $5,114,841 in total cash dividends or $0.15 per common share to common shareholders, of which $1,352,589 was reinvested in the DRIP.  On January 13, 2011, the Company declared a dividend of $0.15 per common share to be paid March 15, 2011 to common shareholders of record as of February 15, 2011.

Treasury Stock

No additional purchases of treasury stock were made during the three months ended December 31, 2010.

7.625% Series A Cumulative Redeemable Preferred Stock

On October 14, 2010, the Company issued 817,250 shares of its 7.625% Series A Cumulative Redeemable Preferred Stock in a registered direct placement at $24.00 per share.  The Company received net proceeds of approximately $19,000,000 and used some of the net proceeds to purchase additional properties in the ordinary course of business, to repurchase $5,050,000 in 8% Debentures and for general corporate purposes.  The Company now has a total of 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock outstanding representing an aggregate liquidation preference of approximately $53,500,000.

During the three months ended December 31, 2010, the Company paid $1,019,805 in preferred dividends or $.4766 per share.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $1.90625 per share.  On January 13, 2011 the board of directors declared a quarterly dividend of $.4766 per share to be paid March 15, 2011, to shareholders of record as of February 15, 2011.

Noncontrolling Interest

The following table summarizes the changes in the noncontrolling interests:

	2010	2009

Beginning Balance	$2,477,753	$3,393,446
Net Income Attributable to Noncontrolling Interest	28,407	53,477
Distributions to Noncontrolling Interests	(80,870)	(97,518)
Noncontrolling Interest in Wheeling Partners, LLC	(2,373,250)	-0-
Ending Balance	$52,040	$3,349,405

NOTE 8 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these financial assets was determined using the following inputs at December 31, 2010:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$45,486,923	$45,486,923	$-0-	$-0-

The Company is also required to disclose certain information about fair values of financial instruments.  Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument.  Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  For a portion of the Company’s financial instruments, no quoted market value exists.  Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management).  Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties; future expected loss experience and other factors.  Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model.  Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate loans payable and Subordinated Convertible Debentures approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At December 31, 2010, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to approximately $220,490,470 and $215,197,188, respectively.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended December 31, 2010 and 2009 was $4,169,862 and $4,020,922, respectively.

During the three months ended December 31, 2010 and 2009, the Company had dividend reinvestments of $1,352,589 and $1,162,416, respectively, which required no cash transfers.

The Company assumed mortgages in connection with the acquisitions of the two industrial properties in Lebanon, Tennessee and Rockford, Illinois as described in Note No. 6 with a balance of $10,577,987 upon assumption.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company can be subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On January 3, 2011, the Company granted Eugene W. Landy options to purchase 65,000 shares of common stock in accordance with his employment contract.   On January 21, 2011, Eugene W. Landy exercised options to purchase 65,000 shares at $6.90.  The Company received proceeds of $448,500.

On January 13, 2011, Mr. Michael P. Landy was appointed Chief Operating Officer and Chairman of the Company’s Executive Committee.  Previously, Mr. Michael Landy was serving as the Company’s Executive Vice President and Chairman of the Executive Committee.  Effective January 19, 2011, Mr. Michael Landy’s employment contract with the Company was amended to increase his base salary for calendar 2011 to $285,109 annually.   All other terms of his employment contract, which expires December 31, 2011, remained unchanged

On January 21, 2011, Cynthia J. Morgenstern, former Executive Vice President of the Company, resigned from the Board of Directors.

On January 31, 2011, the Company paid $275,000 as severance to a former executive.  This amount was recorded and accrued for in general and administrative expenses as of December 31, 2010.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s September 30, 2010 Annual Report on Form 10-K.

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases primarily to investment-grade tenants.   During the three months ended December 31, 2010, the Company purchased two net-leased industrial properties, located in Lebanon, Tennessee and Rockford, Illinois, totaling approximately 448,000 square feet, for approximately $20,300,000.   In addition, the Company purchased the remaining noncontrolling interest in the entity which holds the Wheeling, Illinois property for approximately $4,100,000.  As of December 31, 2010, the Company owned sixty-four industrial properties and one shopping center with total square footage of approximately 7,418,000.  Total real estate investments were approximately $409,673,000 as of December 31, 2010.  These properties are located in twenty-five states.  As of December 31, 2010, the Company’s weighted average lease expiration term was approximately 5.2 years and its occupancy rate was 97%.  As of December 31, 2010, the Company’s average rent per occupied square foot for fiscal 2011 was estimated at approximately $5.77.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.   Income from property operations defined as rental and reimbursement revenue less real estate taxes and operating expenses increased $933,292 or 11% for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. The increase is due to the acquisition of the four industrial properties purchased during fiscal 2010 and the two purchased during the first quarter of fiscal 2011.  The income from the Company’s property operations continues to meet management’s expectations.

The Company has a concentration of FDX-leased properties.  As of December 31, 2010, no tenant leased more than 5% of the Company’s total leased square footage with the exception of FDX and its subsidiaries, which leased 46% of our total leased square footage, and the Mead Corporation, which leased 5% of our total leased square footage.  The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the three months ended December 31, 2010 was FDX and its subsidiaries.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries are estimated at approximately 56% of total rental and reimbursement revenue for fiscal 2011.  This is a risk shareholders should consider.

The Company also holds a portfolio of securities of other REITs with a fair value of $45,486,923 as of December 31, 2010, which earns dividend and interest income.  The dividends received from our securities investments were at a weighted average yield of approximately 6.5% as of December 31, 2010. During the three months ended December 31, 2010, the Company recognized gains on sale of securities of $2,808,022.  As of December 31, 2010, the Company had net unrealized gains on securities available for sale of $10,696,250.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

On October 14, 2010, the Company issued 817,250 shares of its 7.625% Series A Cumulative Redeemable Preferred Stock in a registered direct placement at $24.00 per share.  The Company received net proceeds of approximately $19,000,000 and used some of the net proceeds to purchase additional properties in the ordinary course of business, repurchase of $5,050,000 in 8% Debentures and for general corporate purposes.  The Company intends to make additional acquisitions of industrial properties when investments meeting our investment criteria can be found.

See PART I, Item 1 – Business in the Company’s September 30, 2010 Annual Report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of December 31, 2010, the Company owned sixty-five properties with total square footage of approximately 7,418,000 as compared to sixty-one properties with total square footage of approximately 6,674,000 as of December 31, 2009.  As of December 31, 2010, the Company’s weighted average lease expiration term was approximately 5.2 years.  The Company’s occupancy rate was 97% and 94% as of December 31, 2010 and 2009, respectively.

The Company extended the following leases which were scheduled to expire in fiscal 2011:

Property	Tenant	Square feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)

Orangeburg, NY	Keebler	50,400	$7.00	2/28/11	$7.00	2/28/12	1.0
Newington, CT	Keebler	54,812	6.54	2/28/11	6.54	2/28/12	1.0
White Bear Lake, MN	FDX	59,425	7.29	4/30/11	7.29	11/30/12	1.6
Granite City, IL	Anheuser Busch	184,800	6.21	5/31/11	4.16	5/31/16	5.0
Romulus, MI	FDX	72,000	6.24	5/31/11	5.15	5/31/21	10.0
Richmond, VA	Carrier Sales	60,000	6.61	5/31/11	5.02	5/31/12	5.0

Weighted Average			$6.52		$5.37		4.5

Rental and reimbursement revenue increased $1,360,558 or 13% for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.  The net increase is due mainly to the following:

•

Increases in rent and reimbursements from the new properties acquired in fiscal 2010 in Memphis, TN, Houston, TX, Dallas, TX and Ft. Mill, SC totaling approximately $1,026,000 for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009

•

Increases in rent and reimbursements from the new properties acquired in fiscal 2011 in Lebanon, Tennessee and Rockford, Illinois totaling approximately $316,000.

•

Decrease in rent and reimbursements from our vacant properties in Liberty, Missouri and Greensboro, North Carolina of approximately $70,000 for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

Real estate taxes increased $198,595 or 12% for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.  The net increase for the three months is due mainly to the real estate taxes related to the four industrial properties acquired in fiscal 2010.  Since the majority of our properties are net-leased, the increase in real estate taxes is recovered from the tenants.

Operating expenses increased $228,671 or 54% for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.  The increase is due mainly to an increase in operating expenses related to the acquisition of the four properties in fiscal 2010 noted above.   In addition the Company had an increase in repairs and maintenance of approximately $100,000 related to vacant properties.

General and administrative expense increased $432,533 for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.  The increase is due mainly to accruals of $350,000 in executive compensation and benefits, including severance costs of $275,000 for a former executive.

Acquisition costs increased $197,710 for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.   These costs relate to the transaction and due diligence costs associated with the acquisition of the industrial properties in fiscal 2011 and 2010.  The Company adopted ASC 805-10, Business Combinations on October 1, 2009, which requires purchases of operating properties to be recorded at “full fair value” and transaction costs to be expensed.

During the three months ended December 31, 2010 and 2009, the Company recognized a gain on sale of securities of $2,808,022 and $329,238, respectively.  In addition, the Company had net unrealized gains on its securities held for sale of $10,696,250 as of December 31, 2010.

Interest and dividend income increased $94,186 for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.   The increase for the three months was due mainly to an increase in the average balance of securities available for sale, partially offset by a decrease in the weighted average yield on the portfolio.  The average balance of the securities was $44,002,000 and $27,282,000 for the three months ended December 31, 2010 and 2009, respectively.  The weighted average yield for the three months ended December 31, 2010 and 2009 was 6.5% and 8.3%, respectively.

Changes in Financial Condition

The Company generated net cash from operating activities of $4,218,409 and $4,229,079 for the three months ended December 31, 2010 and 2009, respectively.

Real estate investments increased $17,484,274 from September 30, 2010 to December 31, 2010. This increase is due mainly to the purchase of the industrial properties in Lebanon, Tennessee and Rockford, Illinois, totaling 19,805,000 partially offset by depreciation expense for the three month period of $2,535,044.

Securities available for sale increased $2,969,198 from September 30, 2010 to December 31, 2010.  The increase is due mainly to the purchases of securities of $5,571,493 and an increase in the unrealized gain on securities of $580,193 partially offset by sales and redemptions of securities with an adjusted cost of $3,182,488.

Mortgage notes payable increased $4,619,327 from September 30, 2010 to December 31, 2010.  This increase is due to the mortgages assumed of $10,577,988 related to the acquisitions of the two industrial properties completed during the three months ended December 31, 2010.

Location	Mortgage Assumed	Maturity Date	Interest Rate
Lebanon, TN	$8,645,181	7/1/19	7.6%
Rockford, IL	1,932,807	12/10/13	5.5%

This increase was offset by principal repayments of $5,958,660 for the three months ended December 31, 2010, which includes the repayment of the loan on the Quakertown, PA property of $2,437,500.  The Company is scheduled to repay a total of approximately $16,626,000 in mortgage principal in fiscal 2011 and intends to repay these mortgages from funds raised in the DRIP and from cash from operations.

Loans payable increased $5,756,140 from September 30, 2010 to December 31, 2010.   The increase was due to purchases of securities available for sale.  As of December 31, 2010, the Company had an outstanding balance of $10,030,053 on its margin loans and $10,000,000 available on its line of credit.

Liquidity and Capital Resources

Net cash provided by operating activities was $4,218,409 and $4,229,079 for the three months ended December 31, 2010 and 2009, respectively.  Distributions paid on common stock for the three months ended December 31, 2010 and 2009 were $5,114,841 and $4,173,191, respectively (of which $1,352,589 and $1,162,416, respectively, were reinvested).  The Company pays distributions from cash provided by operating activities.

As of December 31, 2010, the Company owned securities available for sale of $45,486,923 subject to margin loans of $10,030,054.  These marketable securities provide the Company with additional liquidity as well as dividend income.  As of December 31, 2010, the Company had a net unrealized gain on its portfolio of $10,696,250.  The dividends received from our investments, continue to meet our expectations.

As of December 31, 2010, the Company owned sixty-five properties (sixty-four industrial properties and one shopping center), of which fifty-five carried mortgage loans totaling $215,197,188.  The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s line of credit limit the amount of unencumbered properties which can be mortgaged.  The Company had $10,000,000 available on its $15,000,000 line of credit as of December 31, 2010.  The Company’s total net debt plus preferred equity to total market capitalization was 49% as of December 31, 2010.

On October 14, 2010, the Company issued 817,250 shares of its 7.625% Series A Cumulative Redeemable Preferred Stock in a registered direct placement at $24.00 per share.  The Company received net proceeds of approximately $19,000,000 and used some of the net proceeds to purchase additional properties in the ordinary course of business and to repurchase $5,050,000 in 8% Debentures and for general corporate purposes.  The Company intends to make additional acquisitions of industrial properties when investments meeting our investment criteria can be found.  The Company now has a total of 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock outstanding representing an aggregate liquidation preference of approximately $53,500,000

During the three months ended December 31, 2010, the Company paid $1,019,805 in preferred dividends.  On January 13, 2011, the Board of Directors declared a dividend of $.4766 per share of the

Company’s 7.625% Series A Cumulative Redeemable Preferred Stock payable March 15, 2011, to preferred shareholders of record as of February 15, 2011.

The Company raised $3,080,313 (including reinvestments of $1,352,589) from the issuance of 389,685 common shares in the DRIP during the three months ended December 31, 2010.  During the three months ended December 31, 2010, the Company paid $5,114,841in total cash dividends or $0.15 per common share to common shareholders, of which $1,352,589 was reinvested in the DRIP.  On January 13, 2011, the Board of Directors declared a dividend of $0.15 per common share to be paid on March 15, 2011 to common shareholders of record as of February 15, 2011.

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

The Company seeks to invest in well-located, modern buildings leased primarily to investment grade tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  As of December 31, 2010, no tenant leased more than 5% of the Company’s total leased square footage with the exception of FDX and its subsidiaries, which leased 46% of our total leased square footage, and the Mead Corporation, which leased 5% of our total leased square footage.  The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the three months ended December 31, 2010 was FDX and its subsidiaries.  Annualized rent and reimbursement revenue from FDX and FDX subsidiaries is estimated at approximately 56% of total rental and reimbursement revenue for fiscal year 2011.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

The Company intends to acquire additional net-leased industrial properties on long-term leases, primarily to investment grade tenants and expand its current properties when needed.  The Company has historically financed purchases of real estate and expansions primarily through mortgages.   To the extent that funds or appropriate properties are not available, fewer acquisitions and expansions will be made.

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

The Company’s FFO for the three months ended December 31, 2010 and 2009 is calculated as follows:

                                                   Three Months Ended

	12/31/10	12/31/09

Net Income	$4,814,589	$2,527,751
Net Income Attributable to Noncontrolling Interests	(28,407)	(53,477)
Preferred Dividend	(1,019,805)	(630,304)
Depreciation Expense	2,535,044	2,234,358
Amortization of In-Place Lease Intangible Assets	294,216	262,312
FFO	$6,595,637	$4,340,640

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended December 31, 2010 and 2009:

	Three Months Ended
	2010	2009

Operating Activities	$4,218,409	$4,229,079
Investing Activities	(13,694,877)	(21,019,008)
Financing Activities	10,500,065	19,498,404

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

The Company’s President and Chief Executive Officer and Chief Financial and Accounting Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting  during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings. – None
Item 1A.

Risk Factors.

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None
Item 3.	Defaults Upon Senior Securities. – None
Item 4.	(Removed and Reserved).
Item 5.	Other Information. – None
Item 6.	Exhibits.
10.1

Amendment to Employment Agreement – Michael P. Landy, dated January 19, 2011 (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on January 19, 2011)(Registration No. 001-33177).

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date	February 8, 2011	By: /s/ Eugene W. Landy
Eugene W. Landy
President and Chief Executive Officer

Date:	February 8, 2011	By: /s/ Maureen E. Vecere
Maureen E. Vecere
Chief Financial and Accounting Officer