Form 10-Q
period 2011-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2011-05-09
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934 For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the issuer's common stock as of May 2, 2011 was 35,413,807 shares.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2011

C O N T E N T S

ITEM 1.   Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 AND SEPTEMBER 30, 2010

ASSETS	March 31, 2011 (Unaudited)	September 30, 2010

Real Estate Investments:
Land	$82,129,278	$77,664,817
Buildings, Improvements and Equipment, net of Accumulated Depreciation of $63,905,102 and $58,800,741, respectively	326,466,961	314,523,896
Total Real Estate Investments	408,596,239	392,188,713

Cash and Cash Equivalents	7,432,890	6,814,553
Securities Available for Sale at Fair Value	44,312,242	42,517,725
Tenant and Other Receivables	480,822	647,261
Deferred Rent Receivable	1,630,891	1,574,933
Loans Receivable, net	227,827	268,817
Prepaid Expenses	1,853,299	613,994
Financing Costs, net of Accumulated Amortization of $1,890,159 and $1,731,822, respectively	2,343,355	2,443,616
Lease Costs, net of Accumulated Amortization of $676,685 and $571,324, respectively	982,900	1,020,402
Intangible Assets, net of Accumulated Amortization of $5,287,317 and $4,697,265, respectively	5,790,222	5,835,274
Other Assets	354,022	193,509

TOTAL ASSETS	$474,004,709	$454,118,797

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2011 AND SEPTEMBER 30, 2010

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2011 (Unaudited)	September 30, 2010

Liabilities:
Mortgage Notes Payable	$211,615,442	$210,577,861
Subordinated Convertible Debentures	8,940,000	13,990,000
Loans Payable	12,847,573	9,273,913
Accounts Payable and Accrued Expenses	1,916,674	2,088,853
Other Liabilities	3,956,951	2,675,698

Total Liabilities	239,276,640	238,606,325

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $53,493,750 and $33,062,500 liquidation value, respectively; 2,139,750 and 1,322,500, Shares Authorized, Issued and Outstanding, respectively	$53,493,750	$33,062,500
Common Stock - $.01 Par Value, 50,000,000 and 40,000,000 Shares Authorized; 35,097,640 and 33,956,138 Shares Issued and 35,084,579 and 33,951,138 Shares Outstanding, respectively	350,975	339,561
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	172,757,727	170,743,069
Treasury Stock at Cost (13,061 and 5,000 Shares, respectively)	(24,905)	(24,905)
Accumulated Other Comprehensive Income	9,308,217	10,116,057
Loans to Officers, Directors and Key Employees	(1,201,563)	(1,201,563)
Undistributed Income	—0-	-0-
Total MREIC’S Shareholders’ Equity	234,684,201	213,034,719
Noncontrolling Interests	43,868	2,477,753
Total Shareholders' Equity	234,728,069	215,512,472

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$474,004,709	$454,118,797

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended		Six Months Ended
	3/31/11	3/31/10	3/31/11	3/31/10
INCOME:
Rental Revenue	$10,222,298	$9,485,363	$20,267,349	$18,459,903
Reimbursement Revenue	1,962,424	1,865,153	4,051,000	3,663,682

TOTAL INCOME	12,184,722	11,350,516	24,318,349	22,123,585

EXPENSES:
Real Estate Taxes	1,805,062	1,687,505	3,639,873	3,324,323
Operating Expenses	612,910	484,513	1,269,376	909,810
General & Administrative Expense	953,572	730,851	2,092,582	1,439,242
Acquisition Costs	2,191	53,366	405,474	258,939
Depreciation	2,569,318	2,298,364	5,104,361	4,532,722
Amortization	452,463	418,444	897,097	809,201

TOTAL EXPENSES	6,395,516	5,673,043	13,408,763	11,274,237

OTHER INCOME (EXPENSE):
Interest and Dividend Income	760,761	506,725	1,487,358	1,139,147
Gain on Securities Transactions, net	1,000,503	781,334	3,808,525	1,110,572
Interest Expense	(3,717,387)	(3,787,207)	(7,557,788)	(7,392,991)

TOTAL OTHER INCOME (EXPENSE)	(1,956,123)	(2,499,148)	(2,261,905)	(5,143,272)

NET INCOME	3,833,083	3,178,325	8,647,681	5,706,076

Less: Net Income Attributable to Noncontrolling Interests	18,946	45,789	47,353	99,266

NET INCOME ATTRIBUTABLE TO MREIC’S SHAREHOLDERS	3,814,137	3,132,536	8,600,328	5,606,810

Preferred dividend	1,019,805	630,304	2,039,610	1,260,607

NET INCOME ATTRIBUTABLE TO MREIC’S COMMON SHAREHOLDERS	$2,794,332	$2,502,232	$6,560,718	$4,346,203

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) – CONTINUED

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended		Six Months Ended
	3/31/11	3/31/10	3/31/11	3/31/10

BASIC INCOME – PER SHARE
Net Income	$.11	$.11	$.25	$.20
Less: Net Income Attributable to
Noncontrolling Interests	(-0-)	(-0-)	(-0-)	(-0-)
Net Income Attributable to
MREIC’s Shareholders	.11	.11	.25	.20
Less: Preferred Dividend	(.03)	(.02)	(.06)	(.04)
Net Income Attributable to MREIC’s Common Shareholders - Basic	$.08	$.09	$.19	$.16

DILUTED INCOME (LOSS) – PER SHARE
Net Income	$.11	$.11	$.25	$.20
Less: Net Income Attributable to
Noncontrolling Interests	(-0-)	(-0-)	(-0-)	(-0-)
Net Income Attributable to
MREIC’s Shareholders	.11	.11	.25	.20
Less: Preferred Dividend	(.03)	(.02)	(.06)	(.04)
Net Income Attributable to MREIC’s Common Shareholders - Diluted	$.08	$.09	$.19	$.16

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	34,612,707	28,404,900	34,315,313	27,890,982
Diluted	34,670,344	28,441,425	34,367,412	27,902,101

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,647,681	$5,706,076
Noncash Items Included in Net Income or Loss:
Depreciation	5,104,361	4,532,722
Amortization	913,868	850,972
Stock Compensation Expense	63,606	5,364
Gain on Securities Transactions, net	(3,808,525)	(1,110,572)
Changes In:
Tenant, Deferred Rent and Other Receivables	110,481	(6,187)
Prepaid Expenses	(1,239,305)	(491,427)
Other Assets and Lease Costs	(204,372)	115,439
Accounts Payable, Accrued Expenses and Other Liabilities	1,109,074	241,091
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,696,869	9,843,478

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(10,856,474)	(40,449,000)
Capital Improvements	(622,426)	(345,768)
Purchase of Noncontrolling Interest	(4,138,291)	(948,802)
Collections on Loans Receivable	16,990	82,502
Proceeds from Sale of Securities Available for Sale	10,908,868	7,089,247
Purchase of Securities Available for Sale	(9,702,700)	(4,603,454)
NET CASH USED IN INVESTING ACTIVITIES	(14,394,033)	(39,175,275)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds on Loans Payable	3,573,660	1,410,542
Repurchase of Subordinated Convertible Debentures	(5,050,000)	-0-
Proceeds from Mortgages	-0-	27,100,000
Principal Payments on Mortgages	(9,540,406)	(6,656,839)
Financing Costs Paid on Debt	(118,194)	(471,344)
Net Distributions to Noncontrolling Interests	(107,988)	(180,807)
Proceeds from the Exercise of Stock Options	2,177,778	350,440
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	-0-	10,416,720
Proceeds from Issuance of Common Stock, net of reinvestments	4,100,820	6,042,975
Proceeds from Registered Direct Placement of Preferred Stock, Net of offering costs	18,977,862	-0-
Preferred Dividends Paid	(2,039,610)	(1,260,607)
Common Stock Distributions Paid, net of reinvestments	(7,658,421)	(6,153,157)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,315,501	30,597,923

NET INCREASE IN CASH AND CASH EQUIVALENTS	618,337	1,266,126
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	6,814,553	6,080,888
END OF PERIOD	$7,432,890	$7,347,014

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2011

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation and its subsidiaries (MREIC, the Company or we) operate as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  In addition, the Company currently owns a majority interest in a limited liability company of which the Company consolidates its results of operations and financial condition.  The Company also owns a portfolio of investment securities.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2010.

Certain amounts in the consolidated financial statements for the prior periods presented have been reclassified to conform to the financial statement presentation for the current year.  During fiscal 2011, the Quakertown, PA property has been reclassified from held for sale to held and used, which resulted in $33,841 and $66,679 of income from discontinued operations for the three and six months ended March 31, 2010 being reclassified into continuing operations.

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

Stock Based Compensation

The Company accounts for stock options and restricted stock in accordance with ASC 718-10 which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value for restricted stock awards is equal to the fair value of the Company’s common stock on the grant date.  Compensation costs of $33,580 and $5,364 have been recognized in the three months ended March 31, 2011 and 2010, respectively and compensation costs of $63,606 and $5,364 have been recognized in the six months ended March 31, 2011 and 2010, respectively.

During the six months ended March 31, 2011, the following stock options were granted under the Company’s amended and restated 2007 stock option and stock award plan (the amended and restated 2007 Plan):

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/3/11	1	65,000	$8.72	1/3/19

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the fiscal year indicated:

	Fiscal 2011	Fiscal 2010

Dividend yield	6.88%	8.31%
Expected volatility	20.51%	19.30%
Risk-free interest rate	2.77%	3.25%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the six months ended March 31, 2011 and 2010 was $0.61 and $0.33, respectively.

During the six months ended March 31, 2011, the Company did not grant any restricted stock.  During the six months ended March 31, 2011, 8,061 shares of restricted stock were forfeited and options to purchase 6,550 shares were forfeited.  These shares were added back to the pool of shares available for grant under the amended and restated 2007 plan and the 8,061 shares of restricted stock were held as treasury shares as of March 31, 2011.

During the six months ended March 31, 2011, two plan participants exercised options to purchase 285,350 shares of common stock at an average exercise price of $7.63 per share for total proceeds of $2,177,778.

A total of 966,035 shares were available to grant as stock options or as restricted stock under the amended and restated 2007 plan as of March 31, 2011As of March 31, 2011, there were options outstanding to purchase 1,086,700 shares under the amended and restated 2007 plan, of which 1,021,700 were vested and 63,962 outstanding shares of restricted stock, none of which were vested.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010, and for the respective interim periods within those years. The adoption of that portion of the guidance that became effective on October 1, 2010 did not have a material effect on the consolidated financial statements; the Company does not expect the adoption of that portion of the guidance which becomes effective on October  1, 2011 to have a material effect on the consolidated financial statements.

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

The following amounts related to the potential conversion of the outstanding Debentures are excluded from the calculation due to their antidilutive effect:

	Three Months Ended		Six Months Ended
	3/31/11	3/31/10	3/31/11	3/31/10

Interest expense	$178,800	$279,800	$439,298	$559,600

Common shares to be issued upon conversion	863,100	1,304,148	863,100	1,304,148

In addition, common stock equivalents of  57,637 and 36,525 shares are included in the diluted weighted average shares outstanding for the three months ended March 31, 2011 and 2010, respectively, and common stock equivalents of 52,099 and 11,119 shares are included in the weighted average shares outstanding for the six months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011 and 2010, common stock equivalents of 5,639 and 96,469 shares, respectively, were antidilutive.

NOTE 3 – COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income attributable to MREIC’s common shareholders:

	Three Months Ended		Six Months Ended
	3/31/11	3/31/10	3/31/11	3/31/10
Net Income Attributable to MREIC Common Shareholders	$2,794,332	$2,502,232	$6,560,718	$4,346,203
Net Income Attributable to Noncontrolling Interest	18,946	45,789	47,353	99,266
Change in unrealized gain on securities available for sale	(1,388,033)	3,678,876	(807,840)	4,070,465
Comprehensive Income	$1,425,245	$6,226,897	$5,800,231	$8,515,934

NOTE 4 – REAL ESTATE INVESTMENTS

Acquisitions

On October 28, 2010, the Company purchased a 381,240 square foot industrial building located in Lebanon, Tennessee.  The building is 100% net leased through June 30, 2024 to CBOCS Distribution, Inc., a subsidiary of Cracker Barrel Old Country Store, Inc., which guarantees the lease.  The purchase price was approximately $14,500,000.  The Company assumed the existing mortgage with an outstanding balance of $8,645,181 at a fixed interest rate of 7.6% which matures on July 1, 2019 and paid the remainder in cash from the proceeds of the Company’s registered direct placement of common stock completed in April 2010.  Annualized rental income over the remaining term of the lease is approximately $1,364,000.  The Company recorded an intangible asset related to the lease in-place of $285,000.

On November 1, 2010, the Company purchased a 66,387 square foot industrial building in Rockford, Illinois.  The building is 100% net leased through December 31, 2023 to The Sherwin-Williams Company.  The purchase price was approximately $5,800,000.  The Company assumed an existing mortgage with an outstanding balance of $1,932,807 at a fixed interest rate of 5.5% which matures on December 10, 2013 and paid the remainder in cash from the proceeds of the Company’s registered direct placement of common stock completed in April 2010.  Annual rental income over the remaining term of the lease is approximately $464,000.  The Company recorded an intangible asset related to the lease in-place of $260,000.

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

On January 26, 2011, the Company purchased 8.6 acres adjacent to the property currently owned by the Company in El Paso, Texas, which is leased to FedEx Ground Package Systems, Inc.  This land was purchased for future expansion and the total cost was approximately $1,100,000.

Tenant Concentration

The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 46% as of March 31, 2011.   In addition, the Company leases 5% of its square footage to Mead Corporation and 5% to Cracker Barrel Old Country Store, Inc.  No other tenants leased more than 5% of our total square footage as of September 30, 2010 or March 31, 2011.  The only tenants that accounted for more than 5% of our total rental and reimbursement revenue for the six months ended March 31, 2011 was FDX and its subsidiaries and Carrier Sales.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries and Carrier Sales is estimated to be approximately 56% and 5%, respectively, of total rental and reimbursement revenue for fiscal 2011.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

During the six months ended March 31, 2011, the Company sold or redeemed securities with a cost of $7,100,343 and recognized a gain on sale of $3,808,525.  The Company also made purchases of $9,702,700 in securities available for sale.  Of this amount, the Company made total purchases of 159,852 common shares of UMH Properties, Inc (UMH), a related REIT, through UMH’s Dividend Reinvestment and Stock Purchase Plan and on the open market for a total cost of $1,584,197 or an average cost of $9.91 per share.  The Company owned a total of 615,065 of UMH common shares as of March 31, 2011 at a total cost of $5,724,646 or average cost of $9.31 per share.

The Company held six securities that were temporarily impaired investments as of March 31, 2011.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at March 31, 2011:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$3,569,294	($41,003)	$159,630	($10,375)
Common stock	3,463,200	(81,838)	-0-	(-0-)
Total	$7,032,494	($122,841)	$159,630	($10,375)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
4	$7,032,494	($122,841)	0-2%
1	159,630	(10,375)	6%
5	$7,192,124	($133,216)

The Company has determined that these securities are temporarily impaired as of March 31, 2011.  The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery.  Currently, the Company had total net unrealized gains on its securities portfolio of $9,308,217 as of March 31, 2011.

NOTE 6 – DEBT

On October 20, 2010, the Company repaid the mortgage on its Quakertown, Pennsylvania property with a principal balance of $2,437,500 plus accrued interest and fees of $5,717.

The Company assumed two mortgages totaling $10,577,988 in connection with the acquisitions of properties in Lebanon, Tennessee and Rockford, Illinois described in Note No. 4 above.  Management determined that the interest rates on these loans approximated market.

During the six months ended March 31, 2011, the Company repurchased at par $5,050,000 of its Debentures which mature in 2015.  Of this amount, $5,000,000 in repurchased Debentures was held by UMH.  As of March 31, 2011, the Company has outstanding $3,770,000 in Debentures due 2013 and $5,170,000 in Debentures due 2015.

As of March 31, 2011, total loans payable of $12,847,573 consisted of $9,847,573 outstanding on securities margin loans and $3,000,000 outstanding under the Company’s unsecured line of credit (the line).  The margin loans are secured by securities with a fair value of $44,312,242 as of March 31, 2011.  On May 3, 2011, Capital One increased the line to $20,000,000.  The line matures on March 31, 2013.  The interest rate on the new expanded line is LIBOR plus 200 basis points on the initial $15,000,000 and LIBOR plus 250 basis points on the remaining $5,000,000.  The interest rate on the margin loans and on borrowings under the line of credit as of March 31, 2011 was 2.0% and 2.23%, respectively.

NOTE 7 – EMPLOYMENT AGREEMENTS

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

NOTE 8 – SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

On October 12, 2010, the Company filed with the State of Maryland an amendment to the Company’s Articles of Incorporation (the Articles) to reclassify 817,250 shares of the Company’s common stock to preferred stock.  On February 28, 2011, the Company filed an additional amendment to the Company’s Articles to increase the Company’s authorized shares of common stock by 10,817,250 shares.  As a result of these two amendments, the Company’s total authorized shares were increased from 46,322,500 shares (classified as 40,000,000 common shares, 1,322,500 preferred shares and 5,000,000 excess shares) to 57,139,750 shares (classified as 50,000,000 common shares, 2,139,750 preferred shares and 5,000,000 excess shares) as of March 31, 2011.

Common Stock

The Company raised $6,781,753 (including reinvestments of $2,680,933) from the issuance of 856,152 common shares under the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the six months ended March 31, 2011.

During the six months ended March 31, 2011, the Company paid $10,339,354 in total cash dividends or $0.30 per common share to common shareholders, of which $2,680,933 was reinvested in the DRIP.  On April 7, 2011, the Company declared a dividend of $0.15 per common share to be paid June 15, 2011 to common shareholders of record as of May 16, 2011.

Treasury Stock

No additional purchases of treasury stock were made during the six months ended March 31, 2011.  One former employee forfeited 8,061 shares of restricted stock during the six months ended March 31, 2011.  These shares were held as treasury stock as of March 31, 2011 and subsequently cancelled in April 2011.

7.625% Series A Cumulative Redeemable Preferred Stock

On October 14, 2010, the Company sold 817,250 shares of its 7.625% Series A Cumulative Redeemable Preferred Stock in a registered direct placement at $24.00 per share.  The Company received net proceeds of approximately $19,000,000 and to date has used the net proceeds to purchase additional properties in the ordinary course of business, to repurchase $5,050,000 in 8% Debentures and for general corporate purposes.  The Company now has a total of 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock outstanding representing an aggregate liquidation preference of approximately $53,500,000.

During the six months ended March 31, 2011, the Company paid $2,039,610 in preferred dividends or $.9532 per share.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $1.90625 per share.  On April 7, 2011 the board of directors declared a quarterly dividend of $.4766 per share to be paid June 15, 2011, to preferred shareholders of record as of May 16, 2011.

Noncontrolling Interest

The following table summarizes the changes in the noncontrolling interests:

	2011	2010

Beginning Balance	$2,477,753	$3,393,446
Net Income Attributable to Noncontrolling Interest	47,353	99,266
Distributions to Noncontrolling Interests	(107,988)	(180,807)
Noncontrolling Interest in Jones EPI, LLC	-0-	(779,016)
Noncontrolling Interest in Wheeling Partners, LLC	(2,373,250)	-0-
Ending Balance	$43,868	$2,532,889

NOTE 9 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The Company’s financial assets consist mainly of REIT securities.  The fair value of these financial assets was determined using the following inputs at March 31, 2011:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity Securities – Preferred Stock	$14,846,027	$14,846,027	$-0-	$-0-
Equity Securities – Common Stock	29,450,529	29,450,529	-0-	-0-
Debt Securities	15,686	15,686	-0-	-0-
Total	$44,312,242	$44,312,242	$-0-	$-0-

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

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate loans payable and Subordinated Convertible Debentures approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At March 31, 2011, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to approximately $216,664,070 and $211,615,442, respectively.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended March 31, 2011 and 2010 was $7,576,515 and $7,139,660, respectively.

During the six months ended March 31, 2011 and 2010, the Company had dividend reinvestments of $2,680,933 and $2,290,304, respectively, which required no cash transfers.

The Company assumed mortgages in connection with the acquisitions of the two industrial properties in Lebanon, Tennessee and Rockford, Illinois as described in Note No. 6 with a balance of $10,577,988 upon assumption.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company can be subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

The Company is currently under contract to purchase three industrial buildings totaling 530,000 square feet for approximately $33,000,000.  These purchases are expected to close in the fourth quarter of fiscal 2011.

NOTE 12 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On May 3, 2011, Capital One Bank, N.A. increased the Company’s unsecured line of credit from $15,000,000 to $20,000,000.  The interest on the additional $5,000,000 line will be at LIBOR plus 250 basis points while the original $15,000,000 line remains at the original interest rate of LIBOR plus 200.  The line matures on March 31, 2013.    Borrowings outstanding under the line totaled $3,000,000 as of March 31, 2011.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases primarily to investment-grade tenants.   During the six months ended March 31, 2011, the Company purchased two net-leased industrial properties, located in Lebanon, Tennessee and Rockford, Illinois, totaling approximately 448,000 square feet, for approximately $20,300,000.   In addition, the Company purchased the remaining 37% noncontrolling interest in the entity which holds the Wheeling, Illinois property for approximately $4,100,000.  The Company also purchased 8.6 acres of land adjacent to its El Paso, Texas property for future expansion for approximately $1,100,000.  As of March 31, 2011, the Company owned sixty-four industrial properties and one shopping center with total square footage of approximately 7,418,000.    These properties are located in twenty-five states.  As of March 31, 2011, the Company’s weighted average lease expiration term was approximately 5.1 years and its occupancy rate was 97%.  As of March 31, 2011, the Company’s average rent per occupied square foot for fiscal 2011 was estimated at approximately $5.67.  Total real estate investments were approximately $408,596,000 as of March 31, 2011.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.   Income from property operations defined as rental and reimbursement revenue less real estate taxes and operating expenses increased $588,252 or 6% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 and increased $1,519,648 or 8% for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010. The increase was due to the acquisition of the four industrial properties purchased during fiscal 2010 and the two purchased during the first quarter of fiscal 2011.

The Company has a concentration of FDX-leased properties.  As of March 31, 2011, no tenant leased more than 5% of the Company’s total leased square footage with the exception of FDX and its subsidiaries, which leased 46% of our total leased square footage, and the Mead Corporation and Cracker Barrel Old Country Stores, Inc., each of which leased 5% of our total leased square footage.  The only tenants that accounted for more than 5% of our total rental and reimbursement revenue for the six months ended March 31, 2011 was FDX and its subsidiaries and Carrier Sales.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries and Carrier Sales are estimated at approximately 56% and 5%, respectively of total rental and reimbursement revenue for fiscal 2011.  This is a risk shareholders should consider.

The Company also holds a portfolio of securities of other REITs with a fair value of $44,312,242 as of March 31, 2011, which earns dividend and interest income.  The dividends received from our securities investments were at a weighted average yield of approximately 6.7% as of March 31, 2011. During the six months ended March 31, 2011, the Company recognized gains on sale of securities of $3,808,525.  As of March 31, 2011, the Company had net unrealized gains on securities available for sale of $9,308,217.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

On October 14, 2010, the Company sold 817,250 shares of its 7.625% Series A Cumulative Redeemable Preferred Stock in a registered direct placement at $24.00 per share.  The Company received net proceeds of approximately $19,000,000 and to date has used the net proceeds to purchase additional properties in the ordinary course of business, to repurchase $5,050,000 in 8% Debentures and for general corporate purposes.

The Company is currently under contract to purchase three industrial buildings totaling 530,000 square feet for approximately $33,000,000.  These purchases are expected to close in the fourth quarter of fiscal 2011. The Company intents to finances these acquisitions through mortgages on the individual properties and from proceeds from the preferred stock offering described above. The Company intends to make additional acquisitions of industrial properties when investments meeting our investment criteria can be found.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of March 31, 2011, the Company owned sixty-five properties with total square footage of approximately 7,418,000 as compared to sixty-two properties with total square footage of approximately 6,858,000 as of March 31, 2010.  As of March 31, 2011, the Company’s weighted average lease expiration term was approximately 5.1 years.  The Company’s occupancy rate was 97% and 96% as of March 31, 2011 and 2010, respectively.

The Company extended all of the leases which were scheduled to expire in fiscal 2011, totaling 481,437 square feet or 6% of total square feet, as follows:

Property	Tenant	Square Feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)

Orangeburg, NY	Keebler	50,400	$7.00	2/28/11	$7.00	2/28/12	1.0
Newington, CT	Keebler	54,812	6.54	2/28/11	6.54	2/28/12	1.0
White Bear Lake, MN	FDX	59,425	7.29	4/30/11	7.29	11/30/12	1.6
Granite City, IL	Anheuser Busch	184,800	6.21	5/31/11	4.16	5/31/16	5.0
Romulus, MI	FDX	72,000	6.24	5/31/11	5.15	5/31/21	10.0
Richmond, VA	Carrier Sales	60,000	6.61	5/31/11	5.02	5/31/16	5.0

Weighted Average			$6.52		$5.37		4.5

Rental revenue increased $736,935 or 8% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 and increased $1,807,446 or 10% for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.  The net increase was due mainly to the following:

•

Increases in rent from the new properties acquired in fiscal 2010 in Memphis, TN, Houston, TX, Dallas, TX and Ft. Mill, SC totaling approximately $369,000 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 and $1,135,000 for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.

•

Increases in rent from the new properties acquired in fiscal 2011 in Lebanon, Tennessee and Rockford, Illinois totaling approximately $457,000 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 and $772,000 for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.

Reimbursement revenue increased $97,271 or 5% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 and $387,318 or 11% for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.  These increases were due mainly to the real estate taxes related to the acquisitions made in 2010 and 2011 as noted above.

Real estate taxes increased $117,557 or 7% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 and $315,550 or 9% for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.  The increase for the three and six months was due mainly to the real estate taxes related to the four industrial properties acquired in fiscal 2010 and the two acquired in fiscal 2011.

Operating expenses increased $128,397 or 27% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 and $359,566 or 40% for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.  The increase was due mainly to an increase in operating expenses related to the acquisition of the four properties in fiscal 2010 and two properties in fiscal 2011 noted above.   In addition the Company had an increase in repairs and maintenance of approximately $104,000 for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.

General and administrative expense increased $222,721 or 30% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 and $653,340 or 45% for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.  The increase for the three months was due mainly to increases in compensation and benefits and directors fees totaling approximately

$184,000.  The increase for the six months was due mainly to increases in compensation and benefits and director fees of approximately $587,000, including severance costs of $275,000 for a former executive.

Acquisition costs decreased $51,175 or 96% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 and increased $146,535 or 57% for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.  These costs related to the transaction and due diligence costs associated with the acquisition of the industrial properties in fiscal 2011 and 2010.  The Company adopted ASC 805-10, Business Combinations on October 1, 2009, which requires purchases of operating properties to be recorded at “full fair value” and transaction costs to be expensed.

Interest and dividend income increased $254,036 or 50% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 and increased $348,211 or 31% for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.  The increase for the three and six months was due mainly to an increase in the average balance of securities available for sale, partially offset by a decrease in the weighted average yield on the portfolio.  The average balance of the securities was $45,300,000 and $27,936,000 for the three months ended March 31, 2011 and 2010, respectively and $44,554,000 and $27,718,000 for the six months ended March 31, 2011 and 2010, respectively.  The weighted average yield was approximately 6.7% and 7.2% for the three months ended March 31, 2011 and 2010, respectively and was approximately 6.6% and 8.1% for the six months ended March 31, 2011 and 2010, respectively.

The Company recognized a gain on sale of securities of $1,000,503 and $781,334 for the three months ended March 31, 2011 and 2010, respectively and $3,808,525 and $1,110,572 for the six month ended March 31, 2011 and 2010, respectively.  In addition, the Company had net unrealized gains on its securities held for sale of $9,308,217 as of March 31, 2011.

Changes in Financial Condition

The Company generated net cash from operating activities of $10,696,869 and $9,843,478 for the six months ended March 31, 2011 and 2010, respectively.

Real estate investments increased $16,407,526 from September 30, 2010 to March 31, 2011. This increase was due mainly to the purchase of the industrial properties in Lebanon, Tennessee and Rockford, Illinois, and land adjacent to our El Paso, Texas property totaling approximately $20,855,000 partially offset by depreciation expense for the three month period of $5,104,361.

Securities available for sale increased $1,794,517 from September 30, 2010 to March 31, 2011.  The increase was due mainly to the purchases of securities of $9,702,700 partially offset by sales and redemptions of securities with an adjusted cost of $7,100,343 and a decrease in the unrealized gain on securities of $807,840.

Mortgage notes payable increased $1,037,581 from September 30, 2010 to March 31, 2011.  This increase was due to the mortgages assumed of $10,577,988 in connection with the acquisitions of the two industrial properties during the six months ended March 31, 2011.

Property	Mortgage Assumed	Maturity Date	Interest Rate
Lebanon, TN	$8,645,181	7/1/19	7.6%
Rockford, IL	1,932,807	12/10/13	5.5%

This increase was partially offset by principal repayments of $9,540,406 for the six months ended March 31, 2011, which includes the repayment of the loan on the Quakertown, PA property of $2,437,500.  The Company is scheduled to repay a total of approximately $16,785,000 in mortgage principal in fiscal 2011 and intends to make these principal payments from funds raised in the DRIP and cash from operations.

Loans payable increased $3,573,660 from September 30, 2010 to March 31, 2011.   The increase was mainly due to purchases of securities available for sale.  As of March 31, 2011, the Company had an outstanding balance of $9,847,573 on its margin loans and $3,000,000 outstanding on its  unsecured line of credit.

Liquidity and Capital Resources

Net cash provided by operating activities was $10,696,869 and $9,843,478 for the six months ended March 31, 2011 and 2010, respectively.  Distributions paid on common stock for the six months ended March 31, 2011 and 2010 were $10,339,354 and $8,443,461, respectively (of which $2,680,933 and $2,290,304, respectively, were reinvested).  The Company pays distributions from cash provided by operating activities.

As of March 31, 2011, the Company owned securities available for sale of $44,312,242 subject to margin loans of $9,847,573.  These marketable securities provide the Company with additional liquidity as well as dividend income.  As of March 31, 2011, the Company had a net unrealized gain on its portfolio of $9,308,217.  The dividends received from our investments, continue to meet our expectations.

As of March 31, 2011, the Company owned sixty-five properties (sixty-four industrial properties and one shopping center), of which fifty-five carried mortgage loans totaling $211,615,442.  The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s line of credit limit the amount of unencumbered properties which can be mortgaged.  The Company had $12,000,000 available on its $15,000,000 line of credit as of March 31, 2011.  Subsequent to March 31, 2011, the Company’s lender, Capital One Bank, increased the amount of the line of credit from $15,000,000 to $20,000,000.  Any borrowings under the additional $5,000,000 portion of the line of credit will bear a higher rate of interest.  The Company’s total net debt plus preferred equity to total market capitalization was 49% as of March 31, 2011.

On October 14, 2010, the Company sold 817,250 shares of its 7.625% Series A Cumulative Redeemable Preferred Stock in a registered direct placement at $24.00 per share.  The Company received net proceeds of approximately $19,000,000 and to date has used the net proceeds to purchase additional properties in the ordinary course of business, to repurchase $5,050,000 in principal amount of its 8% Debentures and for general corporate purposes.  The Company now has a total of 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock outstanding representing an aggregate liquidation preference of approximately $53,500,000.

The Company is currently under contract to purchase three industrial buildings totaling 530,000 square feet for approximately $33,000,000.  These purchases are expected to close in the fourth quarter of fiscal 2011. The Company intents to finances these acquisitions through mortgages on the individual properties and from proceeds from the preferred stock offering described above.  The Company intends to make additional acquisitions of industrial properties when investments meeting our investment criteria can be found.

During the six months ended December 31, 2010, the Company paid $2,039,610 in preferred dividends.  On April 7, 2011, the Board of Directors declared a dividend of $.4766 per share of the Company’s 7.625% Series A Cumulative Redeemable Preferred Stock payable June 15, 2011, to preferred shareholders of record as of May 16, 2011.

The Company raised $6,781,753 (including reinvestments of $2,680,933) from the issuance of 856,152 common shares in the DRIP during the six months ended March 31, 2011.  During the six months ended March 31, 2011, the Company paid $10,339,354 in total cash dividends or $0.15 per common share to common shareholders, of which $2,680,933 was reinvested in the DRIP.  On April 7, 2011, the Board of Directors declared a dividend of $0.15 per common share to be paid on June 15, 2011 to common shareholders of record as of May 16, 2011.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its margin loans, refinance debt, or raise capital through the DRIP or capital markets.

As described above, the Company has been raising capital through its DRIP, private placements and public offerings of common and preferred stock and investing in net leased industrial properties.  The Company believes that funds generated from operations, the DRIP and from its recent public offerings, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next year.

The Company seeks to invest in well-located, modern buildings leased primarily to investment grade tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  As of March 31, 2011, no tenant leased more than 5% of the Company’s total leased square footage with the exception of FDX and its subsidiaries, which leased 46% of our total leased square footage, and the Mead Corporation and Cracker Barrel Old Country Stores, Inc., each of which leased 5% of our total leased square footage.  The only tenants that accounted for more than 5% of our total rental and reimbursement revenue for the six months ended March 31, 2011 was FDX and its subsidiaries and Carrier Sales.  Annualized rent and reimbursement revenue from FDX and FDX subsidiaries and Carrier Sales is estimated at approximately 56% and 5%, respectively of total rental and reimbursement revenue for fiscal year 2011.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

The Company intends to acquire additional net-leased industrial properties on long-term leases, primarily to investment grade tenants, and expand its current properties when needed.  The Company has historically financed purchases of real estate and expansions primarily through mortgages.   To the extent that funds or appropriate properties are not available, fewer acquisitions and expansions will be made.

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

The Company’s FFO for the three and six months ended March 31, 2011 and 2010 is calculated as follows:

                                             Three Months Ended

           Six Months Ended

	3/31/11	3/31/10	3/31/11	3/31/10

Net Income	$3,833,083	$3,178,325	$8,647,681	$5,706,076
Income to Noncontrolling Interest	(18,946)	(45,789)	(47,353)	(99,266)
Preferred Dividend	(1,019,805)	(630,304)	(2,039,610)	(1,260,607)
Depreciation Expense	2,569,318	2,298,364	5,104,361	4,532,722
Amortization of In-Place Lease Intangible Assets	287,450	272,341	581,666	526,266
FFO	$5,651,100	$5,072,937	$12,246,745	$9,405,191

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended March 31, 2011 and 2010:

	Six Months Ended
	2011	2010

Operating Activities	$10,696,869	$9,843,478
Investing Activities	(14,394,033)	(39,175,275)
Financing Activities	4,315,501	30,597,923

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, we are making forward-looking statements. These forward-looking statements are not guaranteed and are based on our current intentions and on our current expectations and assumptions. These statements, intentions, expectations and assumptions involve risks and uncertainties, some of which are beyond our control that could cause actual results or events to differ materially from those we anticipate or project, such as:

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

The Company’s President and Chief Executive Officer and Chief Financial and Accounting Officer have also concluded that there has not been any changes in the Company’s internal control over financial reporting  during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date	May 9, 2011	By: /s/ Eugene W. Landy
Eugene W. Landy
President and Chief Executive Officer

Date:	May 9, 2011	By: /s/ Maureen E. Vecere
Maureen E. Vecere
Chief Financial and Accounting Officer