Form 10-Q
period 2011-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2011-08-08
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X     No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes__X___   No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer Accelerated filer X Smaller Reporting Company___ Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

The number of shares outstanding of the issuer's common stock as of August 1, 2011 was 36,194,582 shares.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2011

C O N T E N T S

ITEM 1.  Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND SEPTEMBER 30, 2010

ASSETS	June 30, 2011 (Unaudited)	September 30, 2010

Real Estate Investments:
Land	$82,129,278	$77,664,817
Buildings and Improvements	390,480,376	373,324,637
Total Real Estate Investments	472,609,654	450,989,454
Accumulated Depreciation	(66,473,970)	(58,800,741)
Net Real Estate Investments	406,135,684	392,188,713

Cash and Cash Equivalents	7,719,859	6,814,553
Securities Available for Sale at Fair Value	48,501,911	42,517,725
Tenant and Other Receivables	840,305	647,261
Deferred Rent Receivable	1,643,079	1,574,933
Loans Receivable, net	218,782	268,817
Prepaid Expenses	1,136,927	613,994
Financing Costs, net of Accumulated Amortization of $1,997,509 and $1,731,822, respectively	2,412,517	2,443,616
Lease Costs, net of Accumulated Amortization of $738,663 and $571,324, respectively	1,143,147	1,020,402
Intangible Assets, net of Accumulated Amortization of $5,583,154 and $4,697,265, respectively	5,494,385	5,835,274
Other Assets	1,336,489	193,509

TOTAL ASSETS	$476,583,085	$454,118,797

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2011 AND SEPTEMBER 30, 2010

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2011 (Unaudited)	September 30, 2010

Liabilities:
Mortgage Notes Payable	$210,428,838	$210,577,861
Subordinated Convertible Debentures	8,940,000	13,990,000
Loans Payable	12,288,470	9,273,913
Accounts Payable and Accrued Expenses	1,839,202	2,088,853
Other Liabilities	3,386,808	2,675,698

Total Liabilities	236,883,318	238,606,325

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $53,493,750 and $33,062,500 liquidation value, respectively; 2,139,750 and 1,322,500, Shares Authorized, Issued and Outstanding, respectively	$53,493,750	$33,062,500
Common Stock - $.01 Par Value, 50,000,000 and 40,000,000 Shares Authorized; 35,951,080 and Shares Issued and 35,946,080 and 33,951,138 Shares 33,956,138 Outstanding, respectively	359,510	339,561
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	177,272,887	170,743,069
Treasury Stock at Cost (5,000 Shares)	(24,905)	(24,905)
Accumulated Other Comprehensive Income	9,745,226	10,116,057
Loans to Officers, Directors and Key Employees	(1,171,876)	(1,201,563)
Undistributed Income	-0-	-0-
Total MREIC’S Shareholders’ Equity	239,674,592	213,034,719
Noncontrolling Interests	25,175	2,477,753
Total Shareholders' Equity	239,699,767	215,512,472

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$476,583,085	$454,118,797

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

	Three Months Ended		Nine Months Ended
	6/30/11	6/30/10	6/30/11	6/30/10
INCOME:
Rental Revenue	$10,190,087	$9,426,447	$30,457,378	$27,886,349
Reimbursement Revenue	1,962,312	2,173,437	6,013,365	5,837,120

TOTAL INCOME	12,152,399	11,599,884	36,470,743	33,723,469

EXPENSES:
Real Estate Taxes	1,839,806	1,974,030	5,479,677	5,306,965
Operating Expenses	550,943	534,562	1,820,296	1,420,044
General & Administrative Expense	918,517	1,321,213	3,015,579	2,760,615
Acquisition Costs	-0-	173,057	405,474	446,861
Depreciation	2,585,948	2,342,380	7,690,311	6,875,956
Amortization	467,998	420,881	1,360,643	1,229,915

TOTAL EXPENSES	6,363,212	6,766,123	19,771,980	18,040,356

OTHER INCOME (EXPENSE):
Interest and Dividend Income	742,343	679,924	2,229,702	1,819,070
Gain on Securities Transactions, net	1,282,760	672,177	5,091,285	1,782,749
Interest Expense	(3,704,931)	(3,769,964)	(11,262,720)	(11,162,958)

TOTAL OTHER INCOME (EXPENSE)	(1,679,828)	(2,417,863)	(3,941,733)	(7,561,139)

NET INCOME	4,109,359	2,415,898	12,757,030	8,121,974

Less: Net Income Attributable to Noncontrolling Interests	14,055	52,362	61,408	151,628

NET INCOME ATTRIBUTABLE TO MREIC’S SHAREHOLDERS	4,095,304	2,363,536	12,695,622	7,970,346

Preferred dividend	1,019,805	630,304	3,059,414	1,890,911

NET INCOME ATTRIBUTABLE TO MREIC’S COMMON SHAREHOLDERS	$3,075,499	$1,733,232	$9,636,208	$6,079,435

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) – CONTINUED

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

	Three Months Ended		Nine Months Ended
	6/30/11	6/30/10	6/30/11	6/30/10

BASIC INCOME – PER SHARE
Net Income	$.12	$.07	$.37	$.28
Less: Net Income Attributable to
Noncontrolling Interests	(-0-)	(-0-)	(-0-)	(.01)
Net Income Attributable to
MREIC’s Shareholders	.12	.07	.37	.27
Less: Preferred Dividend	(.03)	(.02)	(.09)	(.06)
Net Income Attributable to MREIC’s Common Shareholders - Basic	$.09	$.05	$.28	$.21

DILUTED INCOME – PER SHARE
Net Income	$.12	$.07	$.37	$.28
Less: Net Income Attributable to
Noncontrolling Interests	(-0-)	(-0-)	(-0-)	(.01)
Net Income Attributable to
MREIC’s Shareholders	.12	.07	.37	.27
Less: Preferred Dividend	(.03)	(.02)	(.09)	(.06)
Net Income Attributable to MREIC’s Common Shareholders - Diluted	$.09	$.05	$.28	$.21

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	35,488,839	32,022,851	34,706,488	29,268,272
Diluted	35,545,319	32,045,830	34,759,647	29,279,451

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,757,030	$8,121,974
Noncash Items Included in Net Income or Loss:
Depreciation	7,690,311	6,875,956
Amortization	1,385,799	1,255,243
Stock Compensation Expense	97,187	10,728
Gain on Securities Transactions, net	(5,091,285)	(1,782,749)
Changes In:
Tenant, Deferred Rent and Other Receivables	(261,190)	(447,817)
Prepaid Expenses	(522,933)	(195,022)
Other Assets and Lease Costs	(346,764)	133,230
Accounts Payable, Accrued Expenses and Other Liabilities	461,459	730,983
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,169,614	14,702,526

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(10,856,474)	(48,224,470)
Capital Improvements	(747,821)	(727,915)
Purchase of Noncontrolling Interest	(4,138,291)	(948,802)
Deposits on Acquisition of Real Estate	(1,062,300)	-0-
Collections on Loans Receivable and Employee Loans	55,722	98,253
Proceeds from Sale of Securities Available for Sale	15,014,219	9,416,118
Purchase of Securities Available for Sale	(16,277,951)	(12,154,669)
NET CASH USED IN INVESTING ACTIVITIES	(18,012,896)	(52,541,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from (payments on) Loans Payable	3,014,557	(10,275,865)
Repurchase of Subordinated Convertible Debentures	(5,050,000)	-0-
Proceeds from Mortgages	3,000,000	27,100,000
Principal Payments on Mortgages	(13,727,010)	(9,929,574)
Financing Costs Paid on Debt	(301,472)	(535,626)
Net Distributions to Noncontrolling Interests	(140,736)	(263,547)
Proceeds from the Exercise of Stock Options	2,181,483	764,296
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	-0-	38,643,849
Proceeds from Issuance of Common Stock, net of reinvestments	9,563,446	9,334,654
Proceeds from Registered Direct Placement of Preferred Stock, net of offering costs	18,942,626	-0-
Preferred Dividends Paid	(3,059,414)	(1,890,911)
Common Stock Distributions Paid, net of reinvestments	(11,674,892)	(9,972,218)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,748,588	42,975,058

NET INCREASE IN CASH AND CASH EQUIVALENTS	905,306	5,136,099
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	6,814,553	6,080,888
END OF PERIOD	$7,719,859	$11,216,987

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2011

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

The interim consolidated financial statements furnished herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2010.

Certain amounts in the consolidated financial statements for the prior periods presented have been reclassified to conform to the financial statement presentation for the current year. During fiscal 2011, the Quakertown, PA property has been reclassified from held for sale to held and used, which resulted in $22,689 and $33,048 of income from discontinued operations for the three and nine months ended June 30, 2010 being reclassified into continuing operations.

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

Stock Based Compensation

The Company accounts for stock options and restricted stock in accordance with ASC 718-10 which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). This compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value for restricted stock awards is equal to the fair value of the Company’s common stock on the grant date. Compensation costs of $33,581 and $5,364 have been recognized in the three months ended June 30, 2011 and 2010, respectively and compensation costs of $97,187 and $10,728 have been recognized in the nine months ended June 30, 2011 and 2010, respectively.

During the nine months ended June 30, 2011, the following stock options were granted under the Company’s amended and restated 2007 stock option and stock award plan (the amended and restated 2007 Plan):

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

The weighted-average fair value of options granted during the nine months ended June 30, 2011 and 2010 was $0.61 and $0.33, respectively.

During the nine months ended June 30, 2011, the Company did not grant any restricted stock. During the nine months ended June 30, 2011, 8,061 shares of restricted stock were forfeited and options to purchase 6,550 shares were forfeited. These shares were added back to the pool of shares available for grant under the amended and restated 2007 plan.

During the nine months ended June 30, 2011, three plan participants exercised options to purchase 285,850 shares of common stock at an average exercise price of $7.63 per share for total proceeds of $2,181,483.

A total of 974,096 shares were available to grant as stock options or as restricted stock under the amended and restated 2007 plan as of June 30, 2011. As of June 30, 2011, there were options outstanding to purchase 1,086,200 shares under the amended and restated 2007 plan, of which 1,021,200 were vested and 65,161 outstanding shares of restricted stock, none of which were vested.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010, and for the respective interim periods within those years. The adoption of that portion of the guidance that became effective on October 1, 2010 did not have a material effect on the consolidated financial statements; the Company does not expect the adoption of that portion of the guidance which becomes effective on October 1, 2011 to have a material effect on the consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, our fiscal year beginning October 1, 2012.  The adoption of ASU 2011-05 is not expected to have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share. However, the presentation of the financial statements may change.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

The following amounts related to the potential conversion of the outstanding Debentures are excluded from the calculation due to their antidilutive effect:

	Three Months Ended		Nine Months Ended
	6/30/11	6/30/10	6/30/11	6/30/10

Interest expense	$178,800	$279,800	$618,098	$839,400

Common shares to be issued upon conversion	863,100	1,304,148	863,100	1,304,148

In addition, common stock equivalents of 56,480 and 22,979 shares are included in the diluted weighted average shares outstanding for the three months ended June 30, 2011 and 2010, respectively, and common stock equivalents of 53,159 and 11,179 shares are included in the weighted average shares outstanding for the nine months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and 2010, options to purchase 5,499 and 82,828 shares, respectively, were antidilutive.

NOTE 3 – COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income:

	Three Months Ended		Nine Months Ended
	6/30/11	6/30/10	6/30/11	6/30/10
Net Income Attributable to MREIC Common Shareholders	$3,075,499	$1,733,232	$9,636,208	$6,079,435
Change in unrealized gain on securities available for sale	437,009	(1,060,647)	(370,831)	3,009,818
Comprehensive Income Attributable to MREIC Common Shareholders	3,512,508	672,585	9,265,377	9,089,253
Net Income Attributable to Noncontrolling Interest	14,055	52,362	61,408	151,628
Comprehensive Income	$3,526,563	$724,947	$9,326,785	$9,240,881

NOTE 4 – REAL ESTATE INVESTMENTS

Acquisitions

On October 28, 2010, the Company purchased a 381,240 square foot industrial building located in Lebanon, Tennessee. The building is 100% net leased through June 30, 2024 to CBOCS Distribution, Inc., a subsidiary of Cracker Barrel Old Country Store, Inc., which guarantees the lease. The purchase price was approximately $14,500,000. The Company assumed the existing mortgage with an outstanding balance of $8,645,181 at a fixed interest rate of 7.6% which matures on July 1, 2019 and paid the remainder in cash from the proceeds of the Company’s registered direct placement of common stock completed in April 2010. Annual rental income over the remaining term of the lease is approximately $1,364,000. The Company recorded an intangible asset related to the lease in-place of $285,000.

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

Tenant Concentration

The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties. The percentage of FDX leased square footage to the total of the Company’s rental space was 46% as of June 30, 2011.  In addition, the Company leases 5% of its square footage to Mead Corporation and 5% to Cracker Barrel Old Country Store, Inc. No other tenants leased more than 5% of our total square footage as of September 30, 2010 or June 30, 2011. The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the nine months ended June 30, 2011 was FDX and its subsidiaries.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated to be approximately 56% of total rental and reimbursement revenue for fiscal 2011.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

During the nine months ended June 30, 2011, the Company sold or redeemed securities with a cost of $9,922,934 and recognized a gain on sale of $5,091,285. The Company also made purchases of $16,277,951 in securities available for sale. Of this amount, the Company made total purchases of 167,074 common shares of UMH Properties, Inc (UMH), a related REIT, through UMH’s Dividend Reinvestment and Stock Purchase Plan and on the open market for a total cost of $1,653,708 or an average cost of $9.90 per share. The Company owned a total of 622,287 UMH common shares as of June 30, 2011 at a total cost of $5,794,158 or an average cost of $9.31 per share.  In addition, on May 26, 2011, the Company purchased 200,000 shares of UMH 8.25% Series A preferred stock in a public offering for a total purchase price of $5,000,000.

The Company held three securities that were temporarily impaired investments as of June 30, 2011. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The following is a summary of temporarily impaired securities at June 30, 2011:

	Less than 12 Months		12 Months or Longer

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Preferred stock	$-0-	$-0-	$139,060	($30,945)
Common stock	1,361,740	($50,399)	-0-	(-0-)
Total	$1,361,740	($50,399)	$139,060	($30,945)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
2	$1,361,740	($50,399)	0-5%
1	139,060	(30,945)	18%
3	$1,500,800	($81,344)

The Company has determined that these securities are temporarily impaired as of June 30, 2011. The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery. The Company had total net unrealized gains on its securities portfolio of $9,745,226 as of June 30, 2011.

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

During the nine months ended June 30, 2011, the Company repurchased at par $5,050,000 of its 8% Subordinated Convertible Debentures (the Debentures) which mature in 2015. Of this amount, $5,000,000 in repurchased Debentures was held by UMH. As of June 30, 2011, the Company has outstanding $3,770,000 in Debentures due 2013 and $5,170,000 in Debentures due 2015.

On June 29, 2011, the Company refinanced the existing mortgage on the Romulus, MI property with a balance of $623,002 at an interest rate of 7.56%. The new $3,000,000 mortgage, which matures on July 1, 2021, is at a fixed interest rate of 5.5% for the first five years. On July 1, 2016, the interest rate resets to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%.

As of June 30, 2011, total loans payable of $12,288,470 consisted of $9,288,470 outstanding on securities margin loans and $3,000,000 outstanding under the Company’s unsecured line of credit (the line). The margin loans are secured by securities with a fair value of $48,501,911 as of June 30, 2011. On May 3, 2011, Capital One increased the line from $15,000,000 to $20,000,000. The line matures on March 31, 2013. The interest rate on the new expanded line is LIBOR plus 200 basis points on the initial $15,000,000 and LIBOR plus 250 basis points on the remaining $5,000,000. The interest rate on the margin loans and on borrowings under the line of credit as of June 30, 2011 were 2.0% and 2.19%, respectively.

NOTE 7 – EMPLOYMENT AGREEMENTS

On January 13, 2011, Mr. Michael Landy was appointed Chief Operating Officer and Chairman of the Company’s Executive Committee. Previously, Mr. Michael Landy was serving as the Company’s Executive Vice President and Chairman of the Executive Committee. Effective January 19, 2011, Mr. Michael Landy’s employment contract with the Company was amended to increase his base salary for calendar 2011 to $285,109 annually.  All other terms of his employment contract, which expires December 31, 2011, remained unchanged.

On January 31, 2011, the Company paid $275,000 as severance to a former executive. This amount was accrued in general and administrative expenses as of December 31, 2010.

NOTE 8 – SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

On October 12, 2010, the Company filed with the State of Maryland an amendment to the Company’s Articles of Incorporation (the Articles) to reclassify 817,250 shares of the Company’s common stock to preferred stock. On February 28, 2011, the Company filed an additional amendment to the Company’s Articles to increase the Company’s authorized shares of common stock by 10,817,250 shares. As a result of these two amendments, the Company’s total authorized shares were increased from 46,322,500 shares (classified as 40,000,000 common shares, 1,322,500 preferred shares and 5,000,000 excess shares) to 57,139,750 shares (classified as 50,000,000 common shares, 2,139,750 preferred shares and 5,000,000 excess shares) as of June 30, 2011.

Common Stock

The Company raised $13,586,423 (including reinvestments of $4,022,977) from the issuance of 1,717,153 common shares under the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the nine months ended June 30, 2011.

During the nine months ended June 30, 2011, the Company paid $15,697,869 in total cash dividends or $0.45 per common share to common shareholders, of which $4,022,977 was reinvested in the

DRIP. On July 5, 2011, the Company declared a dividend of $0.15 per common share to be paid September 15, 2011 to common shareholders of record as of August 15, 2011.

Treasury Stock

No additional purchases of treasury stock were made during the nine months ended June 30, 2011.

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

During the nine months ended June 30, 2011, the Company paid $3,059,414 in preferred dividends or $1.42968 per share. Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $1.90625 per share. On July 5, 2011 the board of directors declared a quarterly dividend of $.4766 per share to be paid September 15, 2011, to preferred shareholders of record as of August 15, 2011.

Noncontrolling Interest

The following table summarizes the changes in the noncontrolling interests:

	2011	2010

Beginning Balance	$2,477,753	$3,393,446
Net Income Attributable to Noncontrolling Interest	61,408	99,266
Distributions to Noncontrolling Interests	(140,736)	(180,807)
Purchase of Noncontrolling Interest in Jones EPI, LLC	-0-	(779,016)
Purchase of Noncontrolling Interest in Wheeling Partners, LLC	(2,373,250)	-0-
Ending Balance	$25,175	$2,532,889

NOTE 9 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The Company’s financial assets consist mainly of REIT securities. The fair value of these financial assets was determined using the following inputs at June 30, 2011:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity Securities – Preferred Stock	$20,828,095	$20,828,095	$-0-	$-0-
Equity Securities – Common Stock	27,659,455	27,659,455	-0-	-0-
Debt Securities	14,361	14,361	-0-	-0-
Total	$48,501,911	$48,501,911	$-0-	$-0-

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

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable and Subordinated Convertible Debentures approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. At June 30, 2011, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to approximately $215,102,451 and $210,428,838, respectively.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended June 30, 2011 and 2010 was $11,611,723 and $11,517,793, respectively.

During the nine months ended June 30, 2011 and 2010, the Company had dividend reinvestments of $4,022,977 and $3,439,157 respectively, which required no cash transfers.

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

The Company is currently under contract to purchase five industrial buildings totaling approximately 751,000 square feet for approximately $50,900,000.  The Company expects to close three of these acquisitions for a total purchase price of $32,600,000 in the fourth quarter of fiscal 2011 and the two remaining acquisitions for a total purchase price of $18,300,000 in the third quarter of fiscal 2012.  The Company has made deposits of $1,062,300 on these acquisitions as of June 30, 2011 which are included in other assets as of June 30, 2011.

NOTE 12 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On July 5, 2011, the Compensation Committee of the Board of Directors awarded 75,400 shares of restricted common stock to participants under the amended and restated 2007 Plan. The Company accounts for its stock-based compensation plans under the provisions of ASC Topic 718, “Stock Compensation”, which requires that compensation expense be recognized, based on the fair value of the stock awards less estimated forfeitures. The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date. The grant date fair value of the restricted stock grants awarded to participants on July 5, 2011 was approximately $648,000. In accordance with Topic 718, the Company recognizes compensation expense for restricted stock awards upon the explicit vesting period stated in the individual award agreements, which for fiscal 2011 had an average term of 5 years.

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

The Company is a REIT. The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases primarily to investment-grade tenants.  During the nine months ended June 30, 2011, the Company purchased two net-leased industrial properties, located in Lebanon, Tennessee and Rockford, Illinois, totaling approximately 448,000 square feet, for approximately $20,300,000.  In addition, the Company purchased the remaining 37% noncontrolling interest in the entity which holds the Wheeling, Illinois property for approximately $4,100,000. The Company also purchased 8.6 acres of land adjacent to its El Paso, Texas property for future expansion for approximately $1,100,000. As of June 30, 2011, the Company owned sixty-four industrial properties and one shopping center with total square footage of approximately 7,418,000.   These properties are located in twenty-five states. As of June 30, 2011, the Company’s weighted average lease expiration term was approximately 5.2 years and its occupancy rate was 97%. As of June 30, 2011, the Company’s average rent per occupied square foot for fiscal 2011 was estimated at approximately $5.59. Total real estate investments were approximately $406,136,000 as of June 30, 2011.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.  Income from property operations defined as rental and reimbursement revenue less real estate taxes and operating expenses increased $670,358 or 7% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 and increased $2,174,310 or 8% for the nine months ended June 30, 2011 as compared to the nine months ended June 30,

2010. The increase was due to the additional income related to the four industrial properties purchased during fiscal 2010 and the two purchased during the first quarter of fiscal 2011.

The Company has a concentration of FDX-leased properties. As of June 30, 2011, no tenant leased more than 5% of the Company’s total leased square footage with the exception of FDX and its subsidiaries, which leased 46% of our total leased square footage, and the Mead Corporation and Cracker Barrel Old Country Stores, Inc., each of which leased 5% of our total leased square footage. The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the nine months ended June 30, 2011 was FDX and its subsidiaries. Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated at approximately 56% of total rental and reimbursement revenue for fiscal 2011. This is a risk shareholders should consider.

The Company also holds a portfolio of securities of other REITs with a fair value of $48,501,911 as of June 30, 2011, which earns dividend and interest income. The dividends received from our securities investments were at a weighted average yield of approximately 7.0% as of June 30, 2011. During the nine months ended June 30, 2011, the Company recognized gains on sale of securities of $5,091,285. As of June 30, 2011, the Company had net unrealized gains on securities available for sale of $9,745,226. The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

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

The Company is currently under contract to purchase five industrial buildings totaling approximately 751,000 square feet for approximately $50,900,000.  The Company expects to close three of these acquisitions for a total purchase price of $32,600,000 in the fourth quarter of fiscal 2011 and the two remaining acquisitions for a total purchase price of $18,300,000 in the third quarter of fiscal 2012.   The Company intends to finance these acquisitions through mortgages on the individual properties and from proceeds from the preferred stock offering described above. The Company intends to make additional acquisitions of industrial properties when investments meeting our investment criteria can be found.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of June 30, 2011, the Company owned sixty-five properties with total square footage of approximately 7,418,000 as compared to sixty-three properties with total square footage of approximately 6,971,000 as of June 30, 2010. As of June 30, 2011, the Company’s weighted average lease expiration term was approximately 5.2 years. The Company’s occupancy rate was 97% and 96% as of June 30, 2011 and 2010, respectively.

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

The Company has been making progress renewing leases for 1,303,769 square feet which were scheduled to expire in fiscal 2012. As of June 30, 2011, the Company has renewed a total of 6 leases covering 821,755 square feet or 63% of the space coming up for renewal in 2012 at a weighted average loss of 3.9% from previous rents. Weighted average term for these renewals is 3.6 years. The Company has been informed that 2 leases for 174,892 square feet or 13% of the space coming up for renewal in 2012 will not be renewing. Leases for the remaining 307,122 square feet scheduled for renewal during fiscal 2012 are in renewal discussions.

Rental revenue increased $763,640 or 8% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 and increased $2,571,029 or 9% for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. The net increase was due mainly to the following:

•

Increases in rent from the property in Ft. Mill, SC purchased in June 2010 totaling approximately $311,000 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 and $1,446,000 for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010.

•

Increases in rent from the new properties acquired in fiscal 2011 in Lebanon, TN and Rockford, IL totaling approximately $462,000 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 and $1,235,000 for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010.

Reimbursement revenue decreased $211,125 or 10% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 and increased $176,245 or 3% for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. The decrease for the three months relates to adjustments in accrued reimbursements related to the properties purchased in 2010 and 2011 for approximately $31,000 and decreases in reimbursements related to reduced real estate taxes in some municipalities. The increases for the nine months were due mainly to the real estate taxes, insurance and other reimbursable expenses related to the properties purchased in 2010 and 2011 totaling approximately $212,000 as noted above. The increases were partially offset by decreased reimbursements related to reduced real estate taxes in some municipalities.

Real estate taxes decreased $134,224 or 7% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 and increased $172,712 or 3% for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. The decrease for the three months was due to adjustments in accrued real estate taxes related to the properties purchased in 2010 and 2011 of approximately $11,500 and reduced real estate taxes in some municipalities. The increase for the nine months was due to the real estate taxes related to the properties purchased in 2010 and 2011 totaling approximately $200,000, partially offset by reduced real estate taxes in some municipalities.

Operating expenses increased $16,381or 3% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 and $400,252 or 28% for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. The increase was due mainly to an increase in operating expenses related to the acquisition of the Ft. Mill property in June 2010 and two properties in fiscal 2011 noted above, representing a total increase of approximately $18,000 for the three months ended June 30, 2011 as compared to the three months ended June 20, 2010 and a total increase of approximately $60,000 for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010.  In addition, for the nine months ended June 30, 2011, the Company had an increase in management fees, repairs and maintenance, insurance and utilities totaling approximately $345,000 for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010.

General and administrative expense decreased $402,696 or 30% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 and increased $254,964 or 9% for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. The decrease for the three months was due mainly to one-time executive compensation costs incurred in the quarter ended June 30, 2010 totaling approximately $414,000.   The increase for the nine months was due mainly to increases in compensation and benefits and director fees of approximately $400,000 including severance costs of $275,000 for a former executive.

Acquisition costs decreased $173,057 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 and decreased $41,387 for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. These costs related to the transaction and due diligence costs associated with the acquisition of the industrial properties in fiscal 2011 and 2010. The Company adopted ASC 805-10, Business Combinations on October 1, 2009, which requires purchases of operating properties to be recorded at “full fair value” and transaction costs to be expensed. The Company expects additional acquisition costs to be expensed in fiscal 2011 due to the three anticipated additional property acquisitions to be closed in the fourth fiscal quarter.

Interest and dividend income increased $62,419 or 9% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 and increased $410,632 or 23% for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. The increase for the three and nine months was due mainly to an increase in the average balance of securities available for sale. The average balance of the securities was approximately $46,729,000 and $32,483,000 for the three months ended June 30, 2011 and 2010, respectively and approximately $45,449,000 and $29,343,000 for the nine months ended June 30, 2011 and 2010, respectively. The weighted average yield was approximately 7.0% and 6.9% for the three months ended June 30, 2011 and 2010, respectively and was approximately 6.7% and 7.8% for the nine months ended June 30, 2011 and 2010, respectively.

The Company recognized a gain on sale of securities of $1,282,760 and $672,177 for the three months ended June 30, 2011 and 2010, respectively and $5,091,285 and $1,782,749 for the nine month ended June 30, 2011 and 2010, respectively. In addition, the Company had net unrealized gains on its securities held for sale of $9,745,226 as of June 30, 2011.

Changes in Financial Condition

The Company generated net cash from operating activities of $16,169,614 and $14,702,526 for the nine months ended June 30, 2011 and 2010, respectively.

Real estate investments increased $13,946,971 from September 30, 2010 to June 30, 2011. This increase was due mainly to the purchase of the industrial properties in Lebanon, Tennessee and Rockford, Illinois, and land adjacent to our El Paso, Texas property totaling approximately $20,855,000 partially offset by depreciation expense for the nine month period of $7,690,311.

Securities available for sale increased $5,984,186 from September 30, 2010 to June 30, 2011. The increase was due mainly to the purchases of securities of $16,277,951 partially offset by sales and redemptions of securities with an adjusted cost of $9,921,091 and a decrease in the unrealized gain on securities of $370,831.

Other Assets increased $1,142,980 due mainly to deposits paid on future acquisitions.

Mortgage notes payable decreased $149,023 from September 30, 2010 to June 30, 2011. This decrease was due to principal repayments of $13,727,010 partially offset by the two mortgages assumed of $10,577,988 in connection with the acquisitions of the two industrial properties purchased in 2011 and the refinancing of the mortgage on the Romulus, MI property. Details on the mortgages are as follows:

Property	Mortgage Assumed/Originated	Maturity Date	Interest Rate
Lebanon, TN	$8,645,181	7/1/19	7.6%
Rockford, IL	1,932,807	12/10/13	5.5%
Romulus, MI	3,000,000	7/1/21	5.5%

The Company is scheduled to repay a total of approximately $20,000,000 in mortgage principal in the next 12 months and intends to make these principal payments from funds raised in the DRIP and cash from operations.

The Company’s outstanding 8% Debentures decreased $5,050,000 from September 30, 2010 to June 30, 2011. The decrease was due to repurchases at par.

Loans payable increased $3,014,557 from September 30, 2010 to June 30, 2011.  The increase was mainly due to an increase on its margin loan for purchases of securities available for sale. As of June 30, 2011, the Company had an outstanding balance of $9,288,470 on its margin loans and $3,000,000 outstanding on its unsecured line of credit.

Liquidity and Capital Resources

Net cash provided by operating activities was $16,169,614 and $14,702,526 for the nine months ended June 30, 2011 and 2010, respectively. Distributions paid on common stock for the nine months ended June 30, 2011 and 2010 were $15,697,869 and $13,411,375, respectively (of which $4,022,977 and $3,439,157, respectively, were reinvested). The Company pays distributions from cash provided by operating activities.

As of June 30, 2011, the Company owned securities available for sale of $48,501,911 subject to margin loans of $9,288,470. These marketable securities provide the Company with additional liquidity as well as dividend income. As of June 30, 2011, the Company had a net unrealized gain on its portfolio of $9,745,226. The dividends received from our investments continue to meet our expectations.

As of June 30, 2011, the Company owned sixty-five properties (sixty-four industrial properties and one shopping center), of which fifty-five carried mortgage loans totaling $210,428,838. The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s line of credit limit the amount of unencumbered properties which can be mortgaged. The Company had $17,000,000 available on its $20,000,000 line of credit as of June 30, 2011. The Company’s total net debt plus preferred equity to total market capitalization was 47% as of June 30, 2011.

On June 29, 2011, the Company refinanced the existing mortgage on the Romulus, MI property with a balance of $623,002 at an interest rate of 7.56%. The new $3,000,000 mortgage, which matures on July 1, 2021, is at a fixed interest rate of 5.5% for the first five years. On July 1, 2016, the interest rate resets to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%.

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

The Company is currently under contract to purchase five industrial buildings totaling approximately 751,000 square feet for approximately $50,900,000.  The Company expects to close three of these acquisitions for a total purchase price of $32,600,000 in the fourth quarter of fiscal 2011 and the two remaining acquisitions for a total purchase price of $18,300,000 in the third quarter of fiscal 2012.  The Company intends to finance these acquisitions through mortgages on the individual properties and from proceeds from the preferred stock offering described above. The Company intends to make additional acquisitions of industrial properties when investments meeting our investment criteria can be found.

During the nine months ended June 30, 2011, the Company paid $3,059,414 in preferred dividends. On July 5, 2011, the Board of Directors declared a dividend of $.4766 per share of the Company’s 7.625% Series A Cumulative Redeemable Preferred Stock payable September 15, 2011, to preferred shareholders of record as of May 16, 2011.

The Company raised $13,586,423 (including reinvestments of $4,022,977) from the issuance of 1,717,153 common shares in the DRIP during the nine months ended June 30, 2011. During the nine months ended June 30, 2011, the Company paid $15,697,869 in total cash dividends or $0.45 per common share to common shareholders, of which $4,022,977 was reinvested in the DRIP. On July 5, 2011, the Board of Directors declared a dividend of $0.15 per common share to be paid on September 15, 2011 to common shareholders of record as of August 15, 2011.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its margin loans, refinance debt, or raise capital through the DRIP or capital markets.

As described above, the Company has been raising capital through its DRIP, registered direct placements and public offerings of common and preferred stock and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP and from its recent public offerings, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next year.

The Company seeks to invest in well-located, modern buildings leased primarily to investment grade tenants on long-term leases. In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria. The Company has a concentration of FDX and FDX subsidiary leased properties. As of June 30, 2011, no tenant leased more than 5% of the Company’s total leased square footage with the exception of FDX and its subsidiaries, which leased 46% of our total leased square footage, and the Mead Corporation and Cracker Barrel Old Country Stores, Inc., each of which leased 5% of our total leased square footage. The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the nine months ended June 30, 2011 was FDX and its subsidiaries. Annualized rent and reimbursement revenue from FDX and FDX subsidiaries is estimated at approximately 56% of total rental and reimbursement revenue for fiscal year 2011. FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

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

The Company’s FFO for the three and nine months ended June 30, 2011 and 2010 is calculated as follows:

	Three Months Ended		Nine Months Ended
	6/30/11	6/30/10	6/30/11	6/30/10

Net Income	$4,109,359	$2,415,898	$12,757,030	$8,121,974
Income Attributable to Noncontrolling Interest	(14,055)	(52,362)	(61,408)	(151,628)
Preferred Dividend	(1,019,805)	(630,304)	(3,059,414)	(1,890,911)
Depreciation Expense	2,585,948	2,342,380	7,690,311	6,875,956
Amortization of In-Place Lease Intangible Assets	295,836	271,243	885,889	797,507
FFO	$5,957,283	$4,346,855	$18,212,408	$13,752,898

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended June 30, 2011 and 2010:

	Nine Months Ended
	2011	2010

Operating Activities	16,169,614	$14,702,526
Investing Activities	(18,012,896)	(52,541,485
Financing Activities	2,748,588	42,975,058

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

The Company’s President and Chief Executive Officer and Chief Financial and Accounting Officer have also concluded that there has not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.1

Articles Supplementary, dated October 12, 2010 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 12, 2010)(Registration No. 001-33177)

3.2

Articles of Amendment, dated February 28, 2011 (incorporated by reference to Exhibit 3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2011)(Registration No. 001-33177)

10.1

Amendment to Employment Agreement – Michael P. Landy, dated January 19, 2011 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 19, 2011)(Registration No. 001-33177).

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

101

          The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, and (iii) the Consolidated Statements of Cash Flows.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date	August 8, 2011	By: /s/ Eugene W. Landy
Eugene W. Landy
President and Chief Executive Officer

Date:	August 8, 2011	By: /s/ Maureen E. Vecere
Maureen E. Vecere
Chief Financial and Accounting Officer