Form 10-K
period 2011-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2011-12-12
CIK 67625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). _X_ Yes __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act :

Large accelerated filer                Accelerated filer   X

Non-accelerated filer                  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes X No
The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 31, 2011 was approximately $268,743,283 (based on the $8.21 closing price per share of common stock).

There were 39,260,740 shares of Common Stock outstanding as of December 5, 2011.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

Item No.		Page No.
	Part I
1	Business.	3
1A	Risk Factors.	6
1B	Unresolved Staff Comments.	15
2	Properties.	16
3	Legal Proceedings.	21
4	(Removed and Reserved).	21

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	22
6	Selected Financial Data.	25
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27
7A	Quantitative and Qualitative Disclosures about Market Risk.	44
8	Financial Statements and Supplementary Data.	45
9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.	46
9A	Controls and Procedures.	46
9B	Other Information.	47

	Part III
10	Directors, Executive Officers and Corporate Governance.	48
11	Executive Compensation.	51
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	65
13	Certain Relationships and Related Transactions, and Director Independence.	67
14	Principal Accounting Fees and Services.	69

	Part IV
15	Exhibits, Financial Statement Schedules.	70

	Signatures	130

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

The Company was established in 1968 as a New Jersey Business Trust (NJBT). In 1990, the NJBT merged into a newly formed Delaware corporation. On May 15, 2003, the Company changed its state of incorporation from Delaware to Maryland by merging with and into a Maryland corporation (the Reincorporation). The Reincorporation was approved by the Company’s shareholders at the Company’s annual meeting on May 6, 2003. In 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MREIC Financial, Inc. MREIC Financial, Inc. had no activity from inception through September 30, 2011.

On July 31, 2007, the Company completed a strategic combination with Monmouth Capital Corporation (Monmouth Capital), a New Jersey Corporation (the merger). As a result of the merger, each share of Monmouth Capital’s common stock outstanding at the time of the merger was converted into and exchanged for the right to receive .655 shares of the Company’s common stock and the Company became the owner of all of the outstanding stock of Monmouth Capital. As a result of this transaction, the Company issued 3,727,706 shares of common stock valued at approximately $32,400,000. The total cost of the merger paid by the Company was approximately $33,970,000, which included the value of outstanding stock options of Monmouth Capital and certain transaction costs. The assets and liabilities of Monmouth Capital as of the effective time of the merger were recorded by the Company at their respective fair values and added to those of the Company. Monmouth Capital remains a wholly-owned subsidiary of the Company.

The Company’s primary business is the ownership of real estate. Its investment focus is to own well-located net leased industrial properties which are leased primarily to investment-grade tenants on long-term leases. In addition, the Company holds a portfolio of REIT securities.

Narrative Description of Business

Currently, the Company derives its income primarily from real estate rental operations. Rental and reimbursement revenue was $48,141,484, $45,212,822 and $41,318,498 for the years ended September 30, 2011, 2010 and 2009, respectively. Total assets were $476,986,836 and $454,118,797 as of September 30, 2011 and 2010, respectively.

As of September 30, 2011, the Company had approximately 7,532,000 square feet of property, of which approximately 3,507,000 square feet, or approximately 47%, was leased to Federal Express Corporation (FDX) and its subsidiaries (14% to FDX and 33% to FDX subsidiaries). In addition approximately 388,700 square feet in St Joseph, Missouri, or approximately 5% was leased to Mead Corporation, which subleased the space to Hallmark Cards, Incorporated, and approximately 381,240 square feet in Lebanon, Tennessee, or approximately 5% was leased to Cracker Barrel Old Country Store, Inc. During fiscal 2011, the only tenant that accounted for 5% or more of our rental and reimbursement revenue was FDX (including its subsidiaries). Our rental and reimbursement revenue from FDX and its subsidiaries totaled approximately $26,883,000, $26,160,000 and $24,526,000 or 56%, 58% and 59% of total rent and reimbursement revenues for the years ended September 30, 2011, 2010 and 2009, respectively.

The Company’s weighted-average lease expiration was approximately 5.1 and 4.9 years as of September 30, 2011 and 2010, respectively and its average rent per occupied square foot as of September 30, 2011 and 2010 was $5.59 and $5.81, respectively. At September 30, 2011 and 2010, the Company’s occupancy was 97% and 96%, respectively.

At September 30, 2011, the Company had investments in sixty-six rental properties, consisting of 65 industrial properties and one shopping center. (See Item 2 for a detailed description of the properties.) These properties are located in twenty-five states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Missouri, Mississippi, North Carolina, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. All of these properties are wholly-owned with the exception of the two properties in New Jersey in which the Company owns a majority interest. All properties in which the Company has investments are leased on a net basis except an industrial park in Monaca, Pennsylvania and the shopping center located in Somerset, New Jersey.

During fiscal 2011, the Company purchased three industrial properties totaling approximately 561,000 square feet located in Illinois, Tennessee and Texas for approximately $28,300,000. In addition, during fiscal 2011 the Company paid approximately $1,134,000 to purchase, for future expansion, a parcel of land adjacent to an industrial property currently owned by the Company in El Paso, Texas. In the first quarter of fiscal 2012, the Company has purchased three industrial properties totaling approximately 489,000 square feet for approximately $31,000,000 located in New York, Ohio and Texas, and sold a 37,660 square foot industrial property located in Quakertown, Pennsylvania with gross proceeds to the Company of approximately $2,765,000. The funds for these additional acquisitions were provided by mortgages on the properties and availability on the Company’s line of credit. We have entered into an agreement to purchase a new built-to-suit, 51,140 square foot industrial building in Lebanon, Ohio, to be net-leased to Siemens Real Estate for seven years. The purchase price is approximately $5,100,000. We expect to consummate this transaction during the first quarter of fiscal 2012. We have also entered into agreements to acquire two industrial properties in Texas and one industrial property in Oklahoma, subject to due diligence which we are currently conducting. These are new constructions that will be subject to 10 year net-leases to FedEx Ground Package Systems, Inc. Subject to satisfactory due diligence, we anticipate closing these three transactions during fiscal 2012 and the first quarter of fiscal 2013. The Company intends to make additional acquisitions in fiscal 2012 and the funds for these acquisitions would come from mortgages, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), private placements and public offerings or placements of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made. Because of the contingent nature of contracts to purchase real property, the Company typically announces acquisitions only upon closing.

The Company competes with other investors in real estate for attractive investment opportunities. These investors include other “equity” real estate investment trusts, limited partnerships, syndications and private investors, among others. Competition in the market areas in which the Company operates is significant and affects the Company’s ability to acquire or expand properties, occupancy levels, rental rates, and operating expenses of certain properties. Management has built relationships with merchant builders which have historically provided the Company with investment opportunities that fit the Company’s investment policy however the amount of construction of new industrial properties has significantly decreased in recent years due to the economic recession and subsequent low levels of GDP growth.

The Company continues to invest in both debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of the funds. This securities portfolio, to the extent not pledged to secure borrowings, provides the Company with liquidity and additional income. Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities. From time to time, the Company may use derivative instruments to mitigate interest rate risk. At September 30, 2011 and 2010, the Company had $44,265,059 and $42,517,725, respectively, of securities available for sale. The unrealized net gain on securities available for sale at September 30, 2011 and 2010 was $2,368,163 and $10,116,057, respectively.

On December 5, 2011, the Company sold 2,000,000 shares of common stock in a registered direct placement. The Company received net proceeds of approximately $16,200,000. The Company intends to use such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes.

Investment and Other Policies

The Company’s investment policy is to concentrate its investments in the area of long-term net-leased industrial properties primarily to investment-grade tenants. The Company’s strategy is to obtain a favorable yield spread between the income from the net-leased industrial properties and mortgage interest costs. In addition, management believes that investments in well-located industrial properties provide a potential for long-term capital appreciation. There is the risk that, upon expiration of leases, the properties will become vacant or re-leased at lower rents. The results obtained by the Company by re-leasing the properties will depend on the market for industrial properties at that time.

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

Prior to July 31, 2007, the Company operated as part of a group of three public companies (all REITs) which included UMH Properties, Inc. (UMH) and Monmouth Capital (the affiliated companies). Monmouth Capital was merged into the Company on July 31, 2007. The Company continues to operate in conjunction with UMH. UMH has focused its investing in manufactured home communities. General and administrative expenses are allocated between the Company and UMH based on use or services provided, pursuant to a cost sharing arrangement between the affiliated companies. The Company currently has ten employees. Allocations of salaries and benefits are made between the affiliated companies based on the amount of the employees’ time dedicated to each affiliated company.

The Company may issue securities for property; however, this has not occurred to date. The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company.

Property Management

All of the Company’s wholly-owned properties and the shopping center in Somerset, NJ in which the Company holds a two-thirds interest, are managed on behalf of the Company by Cronheim Management Services, Inc. (CMS), a division of David Cronheim Company, a company affiliated with one of our directors as discussed in Note No. 12 to the Consolidated Financial Statements. CMS provides sub-agents as regional managers for the Company’s properties. During fiscal 2011, 2010 and 2009, the Company was subject to management contracts with CMS. For calendar 2011 and 2010, the management fee was fixed at $380,000 per year, plus the estimated cost of the subagents’ fees of $168,000 and $76,000, respectively. For the calendar year 2009, the management fee was fixed at $380,000, from which CMS compensated the subagents. CMS also received $15,400, $22,773 and $20,352 in lease commissions in fiscal 2011, 2010 and 2009, respectively. The David Cronheim Mortgage Corporation, an affiliated company, received $-0-, $100,000 and $-0- in mortgage brokerage commissions in fiscal 2011, 2010 and 2009.

The industrial property in Carlstadt, New Jersey is owned by Palmer Terrace Realty Associates, LLC. The Company owns 51% of Palmer Terrace Realty Associates, LLC. This property is managed by Marcus Associates, an entity affiliated with the 49% noncontrolling interest. Management fees paid to Marcus Associates for 2011, 2010 and 2009 totaled $15,804, $15,804 and $14,399, respectively.

The industrial property in Wheeling, Illinois is owned by Wheeling Partners, LLC. During fiscal 2011, the Company purchased the remaining 37% noncontrolling interest in Wheeling Partners, LLC for approximately $4,100,000. This property was managed by Jones Development Company, an entity affiliated with the former 37% noncontrolling interest. Management fees paid to Jones Development Company for 2011, 2010 and 2009 were $3,464, $13,855 and $13,855, respectively.

The industrial property in El Paso, Texas, is owned by Jones EPI, LLC. During 2010, the Company purchased the remaining 35% noncontrolling interest in Jones EPI, LLC. This property was managed by Jones Development Company, an entity affiliated with the former 35% noncontrolling interest. Management fees paid to Jones Development Company for 2011, 2010 and 2009 were $-0-, $2,782 and $6,676, respectively.

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

Our business is substantially dependent on Federal Express Corporation. FDX is our largest tenant. As of September 30, 2011, FDX and its subsidiaries leased approximately 47% of the total square footage that we own. Annualized rental income and occupancy charges from FDX and its subsidiaries are estimated at approximately 56% of total rental and reimbursement revenue for fiscal 2011. If FDX were to terminate its leases with us or become unable to make lease payments because of a downturn in its business or otherwise, our financial condition and ability to make expected distributions would be materially and adversely affected.

We are subject to risks involved in single tenant leases. We focus our acquisition activities on real properties that are net-leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property. In addition, we will be responsible for 100% of the operating costs following a vacancy at a single tenant building.

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

Covenants in our loan documents could limit our flexibility and adversely affect our financial condition. The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we were to default under credit agreements or other debt instruments, our financial condition would be adversely affected.

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

There are restrictions on the ownership and transfer of our capital stock. To maintain our qualification as a REIT under the Code, no more than 50% in value of our outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year. Accordingly, our charter and bylaws contain provisions restricting the ownership and transfer of our capital stock.

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

•         The request of stockholders entitled to cast a majority or more of votes entitled to be cast at such meeting is necessary for stockholders to call a special meeting. We also require advance notice by common stockholders for the nomination of directors or proposals of business to be considered at a meeting of stockholders.

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

If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT. To qualify as a REIT, we must, among other things, satisfy two gross income tests, under which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to our leases to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. We believe that our leases will be respected as true leases for federal income tax purposes. However, there can be no assurance that the Internal Revenue Service (“IRS”) will agree with this view. If the leases are not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs, and we could lose our REIT status.

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

To the extent we pay out in excess of 100 percent of our taxable income for any tax year, we may be able to carry forward such excess to subsequent years to reduce our required distributions for purposes of the 4 percent excise tax in such subsequent years. We intend to pay out our income to our stockholders in a manner intended to satisfy the 90 percent distribution requirement. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the 90 percent distribution requirement and to avoid corporate income tax.

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

We may be adversely affected if we fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, we might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to stockholders and for debt service. Furthermore, we would no longer be required to make any distributions to our stockholders as a condition to REIT qualification. Any distributions to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions would be subject to a top federal tax rate of 15% through 2011. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

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

We may be unable to comply with the strict income distribution requirement applicable to REITs. As noted above, to maintain qualification as a REIT under the Code, a REIT must annually distribute to its stockholders at least 90% of its REIT taxable income, excluding the dividends paid deduction and net capital gains. This requirement limits our ability to accumulate capital. We may not have sufficient cash or other liquid assets to meet the 90% distribution requirements. Difficulties in meeting the 90% distribution requirement might arise due to competing demands for our funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received, because expenses may have to be paid before a deduction is allowed, because deductions may be disallowed or limited or because the IRS may make a determination that adjusts reported income. In those situations, we might be required to borrow funds or sell properties on adverse terms in order to meet the 90% distribution requirement and interest and penalties could apply which could adversely affect our financial condition. If we fail to satisfy the 90% distribution requirement, we would cease to be taxed as a REIT.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected. In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the application of the law in certain circumstances and the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

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

The following table sets forth certain information concerning the Company’s real estate investments as of September 30, 2011:

					Mortgage
		Fiscal Year		Square	Balance
State	City	Acquisition	Type	Footage	9/30/11

AL	Huntsville	2005	Industrial	56,698	$1,661,348
AZ	Tolleson	2003	Industrial	288,211	5,978,903
CO	Colorado Springs	2006	Industrial	68,370	2,567,159
CO	Denver	2005	Industrial	69,865	2,350,869
CT	Newington	2001	Industrial	54,812	1,071,641
FL	Cocoa	2008	Industrial	89,101	6,374,577
FL	Ft. Myers	2003	Industrial	90,020	2,257,494
FL	Jacksonville	1999	Industrial	95,883	2,797,065
FL	Lakeland	2007	Industrial	31,096	1,344,600
FL	Orlando	2008	Industrial	110,638	5,334,238
FL	Punta Gorda	2007	Industrial	34,624	2,516,855
FL	Tampa (FDX Gr)	2004	Industrial	170,779	9,617,549
FL	Tampa (FDX)	2006	Industrial	95,662	4,925,374
FL	Tampa (Kellogg)	2007	Industrial	68,385	2,682,850
GA	Augusta (FDX Gr)	2005	Industrial	59,358	1,673,335
GA	Augusta (FDX)	2007	Industrial	30,332	1,098,279
GA	Griffin	2006	Industrial	217,970	8,541,196
IA	Urbandale	1994	Industrial	36,150	-0-
IL	Burr Ridge	1997	Industrial	12,477	206,735
IL	Elgin	2002	Industrial	89,052	2,514,037
IL	Granite City	2001	Industrial	184,800	4,390,459
IL	Montgomery	2007	Industrial	171,200	5,326,758
IL	Rockford	2011	Industrial	66,387	1,890,480
IL	Schaumburg	1997	Industrial	73,500	299,156
IL	Wheeling	2007	Industrial	123,000	5,189,090
KS	Edwardsville	2003	Industrial	179,280	2,554,478
KS	Topeka	2009	Industrial	40,000	2,354,047
MD	Beltsville	2001	Industrial	149,384	8,239,992
MI	Orion	2007	Industrial	193,371	10,849,953
MI	Romulus	1998	Industrial	72,000	2,959,392
MN	White Bear Lake	2007	Industrial	59,425	1,630,739
MO	Kansas City	2007	Industrial	65,067	2,864,711
MO	Liberty	1998	Industrial	98,200	712,603
MO	O' Fallon	1994	Industrial	102,135	-0-
MO	St. Joseph	2001	Industrial	388,671	3,783,483
MS	Ridgeland (Jackson)	1993	Industrial	26,340	-0-
MS	Richland	1994	Industrial	36,000	-0-
NC	Fayetteville	1997	Industrial	148,000	3,465,837
NC	Greensboro	1993	Industrial	40,560	-0-

					Mortgage
		Fiscal Year		Square	Balance
State	City	Acquisition	Type	Footage	9/30/2011
NC	Monroe	2001	Industrial	160,000	1,922,395
NC	Winston-Salem	2002	Industrial	106,507	3,288,535
NE	Omaha	1999	Industrial	88,140	925,151
NJ	Carlstadt (1)	2007	Industrial	59,400	2,561,646
NJ	Somerset (2)	1970	Shopping Center	42,773	-0-
NY	Cheektowaga	2007	Industrial	104,981	1,622,078
NY	Orangeburg	1993	Industrial	50,400	-0-
OH	Bedford Heights	2007	Industrial	84,600	3,462,791
OH	Richfield	2006	Industrial	79,485	4,596,248
OH	West Chester Twp	2000	Industrial	103,818	3,082,771
PA	Monaca	1997	Industrial	291,474	-0-
PA	Quakertown	2007	Industrial	37,660	-0-
SC	Ft. Mill	2010	Industrial	112,784	4,258,137
SC	Hanahan (Norton)	2005	Industrial	306,000	7,035,392
SC	Hanahan (FDX Gr)	2005	Industrial	91,776	2,300,422
TN	Chattanooga	2007	Industrial	67,775	2,546,752
TN	Lebanon	2011	Industrial	381,240	8,510,325
TN	Memphis	2010	Industrial	449,900	9,457,396
TN	Shelby County	2007	Land	N/A	-0-
TX	Carrollton (Dallas)	2010	Industrial	184,317	10,945,805
TX	Edinburg	2011	Industrial	113,582	4,800,000
TX	El Paso	2007	Industrial	91,854	4,815,903
TX	El Paso	2011	Land	N/A	-0-
TX	Houston	2010	Industrial	91,295	4,882,197
VA	Charlottesville	1999	Industrial	49,900	736,435
VA	Richmond (Carrier)	2007	Industrial	60,000	-0-
VA	Richmond (FDX)	2001	Industrial	112,870	2,111,792
VA	Roanoke	2007	Industrial	83,000	3,851,152
WI	Cudahy	2001	Industrial	139,564	1,875,565
				7,531,898	$211,614,170

(1) The Company owns a 51% controlling equity interest. (2) The Company has an undivided 2/3 interest.

The following table sets forth certain information concerning the principal tenants and leases for the Company’s properties shown above:

State	City	Tenant	Annualized Rent	Lease Expiration

AL	Huntsville	FedEx Ground Package System. Inc	$278,000	08/31/14
AZ	Tolleson	Western Container Corp	1,248,000	04/30/12 (1)
CO	Colorado Springs	FedEx Ground Package System. Inc	644,000	09/30/18
CO	Denver	FedEx Ground Package System. Inc	564,000	07/31/18
CT	Newington	Keebler Company	358,000	02/29/12 (1)
FL	Cocoa	FedEx Ground Package System. Inc	739,000	11/19/16
FL	Ft. Myers	FedEx Ground Package System. Inc	400,000	10/31/11 (1)
FL	Jacksonville	Federal Express Corporation	575,000	05/31/13
FL	Lakeland	Federal Express Corporation	165,000	11/30/12
FL	Orlando	Federal Express Corporation	646,000	11/30/17
FL	Punta Gorda	Federal Express Corporation	304,000	06/30/17
FL	Tampa	FedEx Ground Package System. Inc	1,412,000	01/31/19
FL	Tampa	Federal Express Corporation	572,000	09/30/17
FL	Tampa	Kellogg Sales Company	376,000	12/31/11
GA	Augusta	FedEx Ground Package System. Inc	453,000	06/30/18
GA	Augusta	Federal Express Corporation	142,000	11/30/12
GA	Griffin	Caterpillar Logistics Services, Inc.	1,169,000	11/30/16
IA	Urbandale	Keystone Automotive	129,000	03/31/17
IL	Burr Ridge	Sherwin-Williams Company	161,000	10/31/14
IL	Elgin	Joseph T. Ryerson	614,000	01/31/12 (1)
IL	Granite City	Anheuser-Busch, Inc.	769,000	05/31/16
IL	Montgomery	Home Depot USA, Inc.	875,000	06/30/15
IL	Rockford	Sherwin Williams	464,000	12/31/23
IL	Schaumburg (2)	Federal Express Corporation	496,000	03/31/17
IL	Wheeling	FedEx Ground Package System. Inc	1,386,000	05/31/17
KS	Edwardsville	Carlisle Tire & Wheel Company	675,000	05/31/12 (1)
KS	Topeka	Coca Cola Enterprises, Inc.	332,000	09/30/21
MD	Beltsville	FedEx Ground Package System. Inc	1,426,000	07/31/18
MI	Orion	FedEx Ground Package System. Inc	1,285,000	06/30/17
MI	Romulus	Federal Express Corporation	370,000	05/31/21
MN	White Bear Lake	Federal Express Corporation	433,000	11/30/12
MO	Kansas City	Kellogg Sales Company	368,000	07/31/12 (8)
MO	Liberty	Vacant	-0-	N/A
MO	O' Fallon	Pittsburgh Glass Works	449,000	06/30/12 (8)
MO	St. Joseph (4)	Mead Corporation	1,204,000	11/30/15
MS	Jackson (5)	Graybar Electric Company	109,000	07/31/19
MS	Richland	Federal Express Corporation	140,000	03/31/14
NC	Fayetteville	Maidenform, Inc.	396,000	12/31/12
NC	Greensboro	Highways & Skyways, of NC, Inc.	105,000	(7)

				Lease
State	City	Tenant	Annualized Rent	Expiration

NC	Monroe	Hajoca (formerly) HD Supply, Inc.	594,000	10/31/11 (1)
NC	Winston-Salem	FedEx Ground Package System, Inc.	637,000	12/31/11
NE	Omaha	Federal Express Corporation	535,000	10/31/13
NJ	Carlstadt (3)	Macy’s East, Inc.	451,000	03/31/14
NJ	Somerset (6)	Various	455,000	Various
NY	Cheektowaga	FedEx Ground Package System, Inc	966,000	08/31/19
NY	Orangeburg	Keebler Company	353,000	02/28/12 (1)
OH	Bedford Heights	Federal Express Corporation	456,000	08/31/13
OH	Richfield	FedEx Ground Package System, Inc.	645,000	10/31/16
OH	West Chester Twp	RPS Ground (FDX)	499,000	08/31/13
PA	Monaca	Various	448,000	Various
PA	Quakertown	MagiKitch’n	324,000	03/31/15
SC	Ft. Mill	FedEx Ground Package System, Inc.	1,024,000	09/30/19
SC	Hanahan	Norton McNaughton of Squire, Inc.	1,301,000	04/29/15
SC	Hanahan	FedEx Ground Package System, Inc.	675,000	07/31/18
TN	Chattanooga	Federal Express Corporation	370,000	10/27/12
TN	Lebanon	Cracker Barrel Old Country Store	1,364,000	06/30/24
TN	Memphis	FedEx Supply Chain Services, Inc.	1,281,000	05/31/19
TN	Shelby County	N/A- Land	-0-	N/A
TX	Dallas (Carrollton)	Carrier Enterprises, LLC.	1,518,000	01/11/19
TX	Edinburg	FedEx Ground Package System, Inc	600,000	08/31/21
TX	El Paso	FedEx Ground Package System, Inc.	668,000	09/30/15
TX	El Paso	N/A- Land	-0-	N/A
TX	Houston	National Oilwell DHT, L.P.	721,000	09/30/22
VA	Charlottesville	Federal Express Corporation	368,000	08/31/12 (8)
VA	Richmond	Carrier Sales	301,000	05/31/16
VA	Richmond	Federal Express Corporation	677,000	10/21/14
VA	Roanoke	DHL	562,000	12/07/16
WI	Cudahy	FedEx Ground Package System, Inc.	901,000	06/30/17
			$40,925,000

(1)     Extension has been executed. See fiscal 2012 renewal chart below.

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

(7)     This tenant is leasing 50% of the square footage on a month to month basis.

(8)     Renewal is in discussion.

All improved properties were 100% occupied at September 30, 2011 except for the following:

Property	Square Footage	Occupancy

Monaca, PA	291,474	67%
Greensboro, NC	40,560	50%
Somerset, NJ	42,773	96%
Liberty, MO	98,200	-0-%

The Company’s weighted-average lease expiration was 5.1 and 4.9 years as of September 30, 2011 and 2010, respectively.

Our average occupancy rates for the years 2011, 2010, 2009, 2008 and 2007 were 97%, 96%, 96%, 97% and 98%, respectively. The average effective annual rent per square foot for 2011, 2010, 2009, 2008 and 2007 was $5.59, $5.81, $5.64, $5.28 and $5.47, respectively.

The Company renewed 100% of leases which were scheduled to expire in fiscal 2011, totaling 481,437 square feet or 6% of total square feet, as follows:

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

In fiscal 2012, approximately 18% of our gross leasable area, consisting of 12 leases totaling 1,303,769 square feet was originally set to expire. To date, the Company has extended the following leases which were scheduled to expire in fiscal 2012:

Property	Tenant	Square feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)

Ft Myers, FL	FedEx	90,020	$4.45	10/31/11	$4.61	10/31/14	3.0
Monroe, NC	HD Supply, Inc	160,000	3.71	10/31/11	$3.65	10/31/16	5.0
Elgin, IL	Ryerson	89,052	6.90	1/31/12	5.68	1/31/17	5.0
Orangeburg, NY	Keebler	50,400	7.00	2/28/12	7.00	2/28/13	1.0
Newington, CT	Kellogg	54,812	6.54	2/29/12	6.54	2/28/13	1.0
Tolleson, AZ	Western Container	288,211	4.33	4/30/12	4.26	4/30/17	5.0
Edwardsville, KS	Carlisle Tire	179,280	3.77	5/31/12	3.84	5/31/13	1.0

Weighted Average			$4.65		$4.53		3.6

The Company has been informed that 2 leases for 174,892 square feet or 13% of the space coming up for renewal in fiscal 2012 will not be renewing. These two properties include a 68,385 square foot building in Tampa, FL leased to Keebler/Kellogg and a 106,507 square foot building in Winston Salem, NC leased to Federal Express. We continue to be in discussions with our tenants regarding the remaining three tenants representing 217,102 square feet or 17% of the space scheduled for renewal in fiscal 2012.

The following table presents certain information with respect to the Company’s leases expiring in the next ten years:

Fiscal Year of Expiration	Property Count	Total Area Expiring (Sq Ft)	Current Annual Rent - $	Percent of Gross Annual Rent - %

Vacant	1	98,200	$-0-	0%
Various*	2	334,247	903,000	2%
2012	6	457,507	2,335,000	6%
2013	12	970,488	4,790,000	12%
2014	4	240,238	1,404,000	3%
2015	6	732,061	4,006,000	10%
2016	3	633,471	2,274,000	6%
2017	14	1,702,690	10,644,000	26%
2018	6	549,391	4,408,000	11%
2019	6	1,049,101	6,310,000	15%
2020	-0-	-0-	-0-	0%
2021	3	225,582	1,302,000	3%
Thereafter	3	538,922	2,549,000	6%
Total	66	7,531,898	$40,925,000	100%

* Various relates to our multi-tenant properties which have leases which range from month to month to expirations in 2018.

ITEM 3 – LEGAL PROCEEDINGS

None.

ITEM 4 – REMOVED AND RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

Since June 1, 2010, the common stock of Monmouth Real Estate Investment Corporation has been traded on the New York Stock Exchange, under the symbol “MNR”. Previously, the common stock was traded on the NASDAQ Global Select Market. The per share range of high and low market prices and distributions paid to common shareholders during each fiscal quarter of the last two fiscal years were as follows:

	Fiscal 2011			Fiscal 2010
	Market Price			Market Price

Fiscal Qtr.	High	Low	Distrib.	Fiscal Qtr.	High	Low	Distrib.

First	$8.70	$7.70	$.15	First	$7.55	$6.60	$.15
Second	8.83	8.00	.15	Second	8.74	6.92	.15
Third	8.87	8.02	.15	Third	8.87	7.00	.15
Fourth	8.75	7.50	.15	Fourth	8.10	7.11	.15
			$.60				$ .60

On November 30, 2011, the closing price of our common stock was $8.49

As of November 30, 2011, there were 1,186 shareholders of record who held shares of common stock of the Company.

It is the Company’s intention to continue making quarterly distributions. On October 4, 2011, the Company declared a dividend of $.15 per share to be paid on December 15, 2011 to common shareholders of record on November 15, 2011. The Company's annual dividend rate on its common stock is currently $0.60 per share. The Company paid the distributions from cash flows from operations. Future common stock dividend policy will depend on the Company’s earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

On December 5, 2011, the Company issued 2,000,000 shares of common stock in a registered direct placement at a price of $8.39 per share. The Company received net proceeds from the common stock offering of approximately $16,200,000. The Company intends to use such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes.

As of September 30, 2011, the Company had outstanding 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value $.01 per share with an aggregate liquidation preference of approximately $53,500,000 (Series A Preferred Stock). The Series A Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock and equal to any equity securities that we may issue in the future, the terms of which specifically provide that such equity securities rank equal to the Series A Preferred Stock. We are required to pay cumulative dividends on the Series A Preferred Stock in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation value per share. The Series A Preferred Stock is traded on the New York Stock Exchange.

On October 14, 2010, the Company issued 817,250 shares of its Series A Preferred Stock in a registered direct placement at a price of $24.00 per share. The Company received net proceeds from the Series A Preferred Stock offering of approximately $19,000,000 and used such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including repayment of indebtedness.

On October 4, 2011, the Board of Directors declared a quarterly dividend of $0.4766 per share on the Company's Series A Preferred Stock payable December 15, 2011, to shareholders of record on November 15, 2011. Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $1.90625 per share.

Issuer Purchases of Equity Securities

On June 29, 2011, the Board of Directors reaffirmed its Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The repurchase program was originally created on March 3, 2009 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the repurchase program will be held as treasury shares. During fiscal year 2009, the Company purchased 5,000 shares of its common stock for $4.92 per share for a total $24,905 on the open market. There were no purchases under the repurchase program in fiscal years 2011 or 2010. The maximum dollar value that may be purchased under the repurchase program as of September 30, 2011 is $9,975,095.

Equity Compensation Plan Information

The Company has a Stock Option and Stock Award Plan, adopted in 2007 and amended and restated in 2010 (the 2007 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock. See Note 10 in the Notes to the Consolidated Financial Statements included in this Form 10-K for a description of the plans.

The following table summarizes information, as of September 30, 2011, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	1,151,200	$7.90	901,722

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	1,151,200	$7.90	901,722

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

	September 30,
	2011	2010	2009	2008	2007
OPERATING DATA:
Rental and Reimbursement Revenue	$48,141,484	$45,212,822	$41,318,498	$39,148,259	$28,237,404
Gain (Loss) on Securities Transactions, net	5,238,203	2,609,149	(6,601,460)	(3,660,283)	156,723
Interest and Dividend Income	3,100,327	2,510,909	2,502,253	1,871,262	1,467,444
Total Expenses	26,371,825	24,156,744	21,338,477	20,494,612	15,217,382
Gain (Loss) on Sale of
Investment Property	-0-	-0-	-0-	6,790,616	4,634,564
Interest Expense	14,870,906	14,822,725	13,897,398	13,138,767	8,969,087
Income from Continuing Operations	15,237,283	11,353,411	1,983,416	3,725,859	5,699,804
Discontinued Operations	265,868	(138,159)	(176,532)	7,436,780	5,117,834
Net Income	15,503,151	11,215,252	1,806,884	11,162,639	10,842,340
Net Income (Loss) Applicable to MREIC’s Common Shareholders	11,338,979	8,486,301	(868,313)	8,501,551	8,947,885
Income from Continuing Operations Per Share
Basic	.43	.37	.07	.15	.27
Diluted	.43	.37	.07	.15	.27
Net Income (Loss) Attributable to MREIC’s Common Shareholders per share
Basic	.32	.28	(.03)	.35	.41
Diluted	.32	.28	(.03)	.35	.41

BALANCE SHEET DATA:
Total Assets	$476,986,836	$454,118,797	$394,994,437	$389,077,597	$366,908,245
Real Estate Investments, Net	409,023,556	389,588,435	345,880,581	346,605,272	321,409,179
Mortgage Notes Payable	211,614,170	210,577,861	192,050,283	191,947,632	174,352,038
8% Subordinated Convertible Debentures	8,915,000	13,990,000	13,990,000	14,990,000	14,990,000
Series A 7.625% Cumulative Redeemable Preferred Stock	53,493,750	33,062,500	33,062,500	33,062,500	33,062,500
Total Shareholders’ Equity	234,542,672	215,512,472	164,891,150	159,910,964	167,214,302

CASH FLOW DATA:
Net Cash Provided (Used) By:
Operating Activities	$22,126,819	$18,995,659	$19,591,455	$17,438,835	$13,224,299
Investing Activities	(30,247,168)	(55,701,769)	(11,655,914)	(39,831,002)	(25,526,868)
Financing Activities	7,682,604	37,439,775	(7,202,915)	16,345,092	21,668,476

	September 30,
OTHER INFORMATION:	2011	2010	2009	2008	2007

Average Number of Common
Shares Outstanding - Basic	35,083,457	30,371,217	24,981,427	24,131,497	21,050,803
Funds from Operations*	$22,876,729	$19,108,910	$9,152,310	$11,397,238	$11,606,920
Cash Dividends Per Common Share	.60	.60	.60	.60	.60

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

The Company’s FFO is calculated as follows:

	2011	2010	2009	2008	2007

Net Income	$15,503,151	$11,215,252	$1,806,884	$11,162,639	$10,792,936
Less: Net (Income)Loss to Noncontrolling Interest	(84,953)	(207,737)	(153,983)	(139,744)	24,702
Less: Preferred Dividend	(4,079,219)	(2,521,214)	(2,521,214)	(2,521,344)	(1,869,753)
(Gain) Loss on Sale of Investment Property (A)	-0-	-0-	-0-	(6,790,616)	(4,634,564)
Depreciation	10,312,807	9,282,829	8,553,869	7,892,129	6,302,512
Depreciation Related to Discontinued Operations	38,551	123,983	23,118	135,056	255,405
Amortization of Lease Intangible Assets	1,186,392	1,249,341	1,443,636	1,659,118	735,682

FFO	$22,876,729	$19,142,454	$9,152,310	$11,397,238	$11,606,920

(A) Consists of the gain on sale of the Franklin, MA and Ramsey, NJ properties in 2008 and the gain on sale of the South Brunswick, NJ property in 2007. These gains are included in discontinued operations.

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
  our ability to obtain suitable tenants for our properties;
  changes in real estate market conditions and general economic conditions;
  the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;
  our ability to sell properties at an attractive price;
  our ability to repay debt financing obligations;
  our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
  the loss of any member of our management team;
  our ability to comply with certain debt covenants;
  our ability to integrate acquired properties and operations into existing operations;
  continued ability to access the debt or equity markets ;
  the availability of other debt and equity financing alternatives;
  changes in interest rates under our current credit facilities and under any additional variable rate debt arrangements that we may enter into in the future;
  our ability to successfully implement our selective acquisition strategy;
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

Overview

The Company is a REIT and its primary business is the ownership and management of industrial buildings subject to long-term net-leases, primarily to investment grade tenants. At September 30, 2011, the Company held investments in sixty-six properties totaling approximately 7,532,000 square feet, consisting of 65 industrial properties and one shopping center, located in Somerset, New Jersey. Total real estate investments were $409,023,556 at September 30, 2011. These properties are located in twenty-five states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Missouri, Mississippi, North Carolina, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. All of these properties are wholly owned, with the exception of an industrial property in New Jersey, in which the Company owns a majority interest, and the shopping center, in which the Company holds a two-thirds interest.

The Company’s weighted-average lease expiration was 5.1 and 4.9 as of September 30, 2011 and 2010, respectively and its average rent per occupied square foot as of September 30, 2011 and 2010 was $5.59 and $5.81, respectively. At September 30, 2011 and 2010, the Company’s occupancy was 97% and 96%, respectively. During fiscal 2011, the Company acquired three industrial properties totaling approximately 561,000 square feet for approximately $28,300,000.

The Company has a concentration of FDX leased properties. At September 30, 2011, the total FDX and FDX subsidiaries leased square footage as a percentage of the Company’s total rental space was 47%, with 14% leased to FDX and 33% leased to FDX subsidiaries. The percentage of rental and reimbursement revenue from FDX was 56% for the year ended September 30, 2011.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property. Rental and reimbursement revenue increased $2,928,662, or 6%, for the year ended September 30, 2011 as compared to the year ended September 30, 2010. Total expenses (excluding other income and expense) increased $2,215,081, or 9%, for the year ended September 30, 2011 as compared to the year ended September 30, 2010. The increases were due mainly to the revenue and expenses relating to the property acquisitions made during fiscal 2011 and an increase in general and administrative expenses of $419,513.

During the first quarter of fiscal 2012, the Company purchased three industrial properties totaling approximately 489,000 square feet, located in New York, Ohio, and Texas, for approximately $30,600,000, and has sold a 37,660 square foot industrial building in Quakertown, Pennsylvania with gross proceeds to the Company of $2,765,000. The Company has entered into an agreement to purchase one industrial property located in Ohio for approximately $5,100,000 and expects to consummate this transaction during the first quarter of fiscal 2012. The Company has also entered into agreements to acquire two industrial properties in Texas and one industrial property in Oklahoma, subject to due diligence which the Company is currently conducting. Subject to satisfactory due diligence, the Company anticipates closing these three transactions during the second half of fiscal 2012 and the first quarter of fiscal 2013.

The Company intends to continue to increase its real estate investments in fiscal 2012 through acquisitions or expansions of properties. The growth of the real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties

Revenues also include interest and dividend income and gain (loss) on securities transactions. The Company holds a portfolio of securities of other REITs with a fair value of $44,265,059 as of September 30, 2011. The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real estate when suitable acquisitions are not available. As of September 30, 2011, the Company’s portfolio consisted primarily of 42% REIT preferred stocks and 58% REIT common stocks. The Company’s weighed-average yield on the securities portfolio for 2011 was approximately 7.0%. Interest and dividend income increased to $3,100,327 for fiscal 2011 as compared to $2,510,909 in fiscal 2010. The increase in average balance of the securities portfolio was offset by a slight decrease in average yield. During fiscal 2011, the Company recognized $5,238,203 in gains on securities transactions. The market for REIT securities has declined during the second half of fiscal 2011 and the Company has unrealized gains of $2,368,163 in its REIT securities portfolio as of September 30, 2011. The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities long-term.

The Company had approximately $6,377,000 in cash and $44,265,000 in REIT securities as of September 30, 2011. The Company believes that funds generated from operations and the Dividend Reinvestment and Stock Purchase Plan (the DRIP), and the line of credit, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next several years.

On December 5, 2011, the Company issued 2,000,000 shares of common stock in a registered direct placement at a price of $8.39 per share. The Company received net proceeds from the common stock offering of approximately $16,200,000. The Company intends to use such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including the possible repayment of indebtedness.

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

The purchase price is further allocated to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles is amortized to expense over the remaining lease term. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions above and below market leases and the in-place lease value is immediately charged to expense.

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

  A non-renewal of a lease and subsequent move out by the tenant;
  A renewal of a lease at a significantly lower rent than a previous lease;
  A significant decrease in the market value of a property;
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

As part of our review of our property portfolio, we have evaluated our property in Monaca, PA, which had an occupancy rate of 67% as of September 30, 2011, and noted that the sum of the discounted cash flows exceeded its historical net cost basis. We have also evaluated the two vacant properties in our portfolio and any properties which we believe may not renew their leases and noted that the sum of the discounted cash flows expected for potential leases of these properties exceeded their historical net cost basis. Management evaluates on a quarterly basis whether the marketing rent (advertised) or the market rent has decreased or if any additional indicators are present which would indicate a significant decrease in net cash flows. Management typically will obtain an independent appraisal to assist in evaluating a potential impairment for a property that has been vacant for several years. We have also evaluated the properties which had lease renewals at rental rates lower than the previous rental rates and noted that the sum of the new discounted cash flows expected for the renewed leases exceeded these properties’ historical net cost basis.

The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of September 30, 2011, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

The Company classifies its securities among three categories: Held-to-maturity, trading and available-for-sale. The Company’s securities at September 30, 2011 and 2010 are all classified as available-for-sale and are carried at fair value based on quoted market prices. Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

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

Results of Operations

Occupancy and Rent per Occupied Square Foot

The Company’s weighted-average lease expiration was 5.1 and 4.9 years as of September 30, 2011 and 2010, respectively and its average rent per occupied square foot for fiscal 2011 and 2010 was $5.59 and $5.81, respectively. As of September 30, 2011 and 2010, the Company’s occupancy rate was 97% and 96%, respectively. All improved properties were 100% occupied at September 30, 2011 except for the following:

Property	Square Footage	Occupancy

Monaca, PA	291,474	67%
Greensboro, NC	40,560	50%
Somerset, NJ	42,773	96%
Liberty, MO	98,200	-0-%

Lease Renewals and Extensions

The Company renewed 100% of leases which were scheduled to expire in fiscal 2011, totaling 481,437 square feet or 6% of total square feet, as follows:

Property	Tenant	Square feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)

Orangeburg, NY	Keebler	50,400	$7.00	2/28/11	$7.00	2/28/12	1.0
Newington, CT	Keebler	54,812	6.54	2/28/11	6.54	2/28/12	1.0
White Bear Lake, MN	FDX	59,425	7.29	4/30/11	7.29	11/30/12	1.6
Granite City, IL	Anheuser Busch	184,800	6.21	5/31/11	4.16	5/31/16	5.0
Romulus, MI	FDX	72,000	6.24	5/31/11	5.15	5/31/21	10.0
Richmond, VA	Carrier Sales	60,000	6.61	5/31/11	5.02	5/31/16	5.0

Weighted Average			$6.52		$5.37		4.5

In fiscal 2012, approximately 18% of our gross leasable area, consisting of 12 leases totaling 1,303,769 square feet was originally set to expire. To date, the Company has extended the following leases which were scheduled to expire in fiscal 2012:

Property	Tenant	Square feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)

Ft Myers, FL	FedEx	90,020	$4.45	10/31/11	$4.61	10/31/14	3.0
Monroe, NC	HD Supply, Inc	160,000	3.71	10/31/11	$3.65	10/31/16	5.0
Elgin, IL	Ryerson	89,052	6.90	1/31/12	5.68	1/31/17	5.0
Orangeburg, NY	Keebler	50,400	7.00	2/28/12	7.00	2/28/13	1.0
Newington, CT	Kellogg	54,812	6.54	2/29/12	6.54	2/28/13	1.0
Tolleson, AZ	Western Container	288,211	4.33	4/30/12	4.26	4/30/17	5.0
Edwardsville, KS	Carlisle Tire	179,280	3.77	5/31/12	3.84	5/31/13	1.0

Weighted Average			$4.65		$4.53		3.6

The Company has been informed that 2 leases for 174,892 square feet or 13% of the space coming up for renewal in fiscal 2012 will not be renewing. These two properties include a 68,385 square foot building in Tampa, FL leased to Keebler/Kellogg and a 106,507 square foot building in Winston Salem, NC leased to Federal Express. We continue to be in discussions with our tenants regarding the remaining three tenants representing 217,102 square feet or 17% of the space scheduled for renewal in fiscal 2012.

Acquisitions During Fiscal 2011

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

On January 26, 2011, the Company purchased 8.6 acres adjacent to the property currently owned by the Company in El Paso, Texas, which is leased to FedEx Ground Package Systems, Inc. This land was purchased for future expansion and the total cost was approximately $1,134,000.

On September 30, 2011, the Company purchased an 113,582 square foot industrial building located in Edinburgh, Texas. The building is 100% net leased to FedEx Ground Package Systems, Inc. through August 31, 2021. The purchase price was approximately $8,000,000. The Company obtained a mortgage of $4,800,000 at a fixed interest rate of 5.85% for the first 5 years and paid the remainder with a draw on the Company’s line of credit. On November 1, 2016, the interest rate resets to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%. This mortgage matures on September 30, 2021. Annual rental income over the remaining term of the lease is approximately $598,000. The Company recorded an intangible asset related to the lease in-place of $564,000.

Comparison of Year Ended September 30, 2011 to Year Ended September 30, 2010

The following tables summarize the Company’s rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category. For the purposes of the following discussion, same store properties are properties owned as of October 1, 2009 that have not been subsequently expanded. No properties were expanded in fiscal 2011 or 2010. Vacant properties were properties vacant in fiscal 2011 and 2010. Acquired properties are properties that were acquired subsequent to September 30, 2009. Other amounts relate to general corporate expenditures.

As of September 30, 2011 and 2010, the occupancy rates of the Company’s same store properties were 97% and 96%, respectively.

Rental Revenues	2011	2010	$ Change	% Change

Same Store Properties	$33,999,820	$34,228,382	($228,562)	(1%)
Acquired Properties	6,234,708	3,095,073	3,139,635	101%

Total	$40,234,528	$37,323,455	$2,911,073	8%

Rental revenue from same store properties decreased slightly due mainly to the decreased rental rates in the renewed or extended leases as described in the Lease Renewals and Extensions table during fiscal 2011. Rent from acquired properties included rental revenue from the properties located in Memphis, TN, Houston, TX, Carrollton, TX and Ft. Mill, SC (all acquired in fiscal 2010) and Lebanon, TN, Rockford, IL and Edinburg, TX (all acquired in fiscal 2011), as described under acquisitions above.

Reimbursement Revenues	2011	2010	$ Change	% Change

Same Store Properties	$7,077,255	$7,318,393	($241,138)	(3%)
Acquired Properties	829,701	570,974	258,727	45%

Total	$7,906,956	$7,889,367	$17,589	0%

Reimbursement revenues from same store properties decreased slightly due mainly to adjustments in billings related to real estate taxes from decreased taxes in certain jurisdictions and decreases in miscellaneous reimbursements.

Real Estate Taxes	2011	2010	$ Change	% Change

Same Store Properties	$6,231,706	$6,339,983	($108,277)	(2%)
Vacant Properties	209,378	205,235	4,143	2%
Acquired Properties	797,991	553,073	244,918	44%

Total	$7,239,075	$7,098,291	$140,784	2%

Real estate taxes from same store properties decreased slightly due to adjustments in estimates related to real estate taxes from decreased taxes in certain jurisdictions. Our single tenant properties are subject to net-leases which require the tenants to absorb the real estate taxes as well as insurance and the majority of the repairs and maintenance. As such, the Company is reimbursed by the tenants for these real estate taxes.

Operating Expenses	2011	2010	$ Change	% Change

Same Store Properties	$2,052,459	$1,757,434	$295,025	17%
Vacant Properties	238,272	158,498	79,774	50%
Acquired Properties	93,628	25,731	67,897	264%

Total	$2,384,359	$1,941,663	$442,696	23%

Operating expenses for same store properties and vacant properties increased due mainly to increases in insurance of approximately $165,000, utilities of approximately $46,000, management fees of approximately $111,000 and repairs and maintenance of approximately $89,000.

Depreciation	2011	2010	$ Change	% Change

Same Store Properties	$8,839,716	$8,693,174	$146,542	2%
Acquired Properties	1,473,091	589,655	883,436	150%

Total	$10,312,807	$9,282,829	$1,029,978	11%

Depreciation from same store properties increased slightly due mainly to capital projects placed in service during the year.

Interest Expense	2011	2010	$ Change	% Change

Same Store Properties	$11,061,537	$11,904,201	($842,664)	(7%)
Acquired Properties	2,745,708	1,477,161	1,268,547	86%
Debentures	816,192	1,119,200	(303,008)	(27%)
Other	247,469	322,163	(74,694)	(23%)

Total	$14,870,906	$14,822,725	$48,181	0%

Interest expense for same store properties decreased due mainly to the decrease in the outstanding balances of the mortgages due to principal payment made in fiscal 2011 of $17,341,678. Interest expense related to the debentures decreased due to the repurchase of $5,075,000 in debentures during fiscal 2011, of which $5,000,000 was repurchased from UMH. Other interest relates to interest on the Company’s line of credit and margin loans. The decrease relates mainly to a decrease in average outstanding balances.

General and administrative expenses increased $419,513 or 11% during fiscal 2011 as compared to fiscal 2010. The increases related mainly to increases in executive compensation and employee benefits of $389,000, increases of franchise taxes of $118,000 and an increase in legal fees of approximately $100,000. Included in General and Administrative expense during fiscal 2011 was a one time charge of $275,000 related to severance paid to a former employee and the related legal fees.

Interest and dividend income increased $589,418 in fiscal 2011 as compared to fiscal 2010. This is due mainly to an increase in the size of the REIT securities portfolio partially offset by a slight decrease in the weighted average yield from this portfolio. The securities portfolio increased from $42,517,725 as of September 30, 2010 to $44,265,059 as of September 30, 2011. The REIT securities portfolio yield for fiscal 2011 was approximately 7.0% as compared to 7.2% for fiscal 2010.

Gain (loss) on securities transactions, net consisted of the following:

	2011	2010

Gross realized gains	$5,265,715	$2,609,775
Gross realized losses	(27,512)	(626)
Total Gain (Loss) on Securities Transactions, net	$5,238,203	$2,609,149

During fiscal 2011, the Company recognized a gain on securities transactions of $5,238,203. The Company had an accumulated net unrealized gain on its securities portfolio of $2,368,163 as of September 30, 2011.

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

Rental revenue from same store properties decreased slightly due mainly to decreased rent of $420,811 related to two properties which became vacant during fiscal 2009 in Liberty, MO and Greensboro, NC. In addition, the Company renewed or extended all of the leases scheduled to expire in fiscal 2011 as described in the Lease Renewal and Extensions table during fiscal 2010 at a decreased weighted average per square foot of 18%. Increases in rent from expanded properties relates to the full year of rent related to amended leases in connection with the expansions in Griffin, GA and Cheektowaga, NY which were substantially completed in fiscal 2009. Rent from acquired properties included rental revenue from the properties located in Topeka, KS (acquired in fiscal 2009), Memphis, TN, Houston, TX, Carrollton, TX and Ft. Mill, SC (all acquired in fiscal 2010), as described under acquisitions above.

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

Depreciation	2010	2009	$ Change	% Change

Same Store Properties	$8,051,818	$8,022,855	$28,963	0%
Expanded Properties	546,991	483,835	63,156	13%
Acquired Properties	684,020	47,179	636,841	1350%

Total	$9,282,829	$8,553,869	$728,960	9%

Depreciation from same store properties increased slightly due mainly to capital projects placed in service during the year. Depreciation expense from the expanded properties increased due to the full year of depreciation on the completed expansions.

Interest Expense	2010	2009	$ Change	% Change

Same Store Properties	$11,016,154	$11,515,646	($499,492)	4%
Expanded Properties	707,579	739,603	(32,024)	(4%)
Acquired Properties	1,657,629	-0-	1,657,629	n/a
Debentures	1,119,200	1,132,526	(13,326)	(1%)
Other	322,163	545,623	(223,460)	(41%)
Capitalized Interest	-0-	(36,000)	36,000	100%

Total	$14,822,725	$13,897,398	$925,327	7%

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

Loss on securities transactions, net consisted of the following:

	2010	2009

Gross realized gains	$2,609,775	$98,844
Gross realized losses	(626)	(699,626)
Impairment loss	-0-	(6,000,678)
Total Loss on Securities Transactions, net	$2,609,149	($6,601,460)

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

Discontinued Operations

Discontinued operations in fiscal 2011, 2010 and 2009 include the operations of the property in Quakertown, Pennsylvania which was classified as held for sale as of September 30, 2011 and 2010. The following table summarizes the components of discontinued operations:

	2011	2010	2009

Rental and reimbursement revenue	$383,579	$359,858	$349,015
Real Estate Taxes	(54,818)	(50,975)	(47,241)
Operating Expenses	(6,101)	(3,415)	(22,880)
Depreciation & Amortization	(51,075)	(320,059)	(383,029)
Interest expense	(5,717)	(123,568)	(72,397)
Income (Loss) from Operations of Disposed Property and Property Held for Sale	$265,868	($138,159)	($176,532)

The variance in net income and depreciation and amortization is due to the write down to fair value in conjunction with a pending sale in 2010 which subsequently fell through and the write-down of the in-place lease intangible asset to fair value in 2009. The Company sold this property on October 31, 2011 for gross proceeds of $2,765,000.

Cash flows from discontinued operations for the year ended September 30, 2011, 2010 and 2009 are combined with the cash flows from operations within each of the three categories presented. Cash flows from discontinued operations were as follows:

	2011	2010	2009

Cash flows from Operations	$316,943	$181,900	$206,677
Cash flows from Investing Activities	-0-	-0-	-0-
Cash flows from Financing Activities	(316,943)	(181,900)	(206,677)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not entered into any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of September 30, 2011:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgage Notes Payable	$211,614,170	$20,104,107	$49,040,789	$52,908,224	$89,561,050
Debentures	8,915,000	-0-	3,770,000	5,145,000	-0-
Purchase of Property	35,719,000	35,719,000	-0-	-0-	-0-
Retirement Benefits	683,726	50,000	100,000	100,000	433,726
Total	$256,931,896	$55,873,107	$52,910,789	$58,153,224	$89,994,776

Mortgage notes payable represents the principal amounts outstanding by scheduled maturity. Interest is payable on these mortgages at fixed rates ranging from 5.22% to 8.48%, with a weighted average of 6.44%. The above table does not include the Company’s obligation under its line of credit and margin loan as described in Note No. 8 of the Notes to Consolidated Financial Statements.

Debentures represent the repayment of the 8% Convertible Subordinated debentures of $3,770,000 due October 2013 (fiscal 2014) and $5,145,000 in April 2015.

Purchase of property represents the purchase price of four industrial properties under contract as of September 30, 2011. One acquisition for approximately $19,600,000 was completed on October 11, 2011. A second was completed on October 18, 2011 for approximately $5,000,000. The third was completed on November 10, 2011 for approximately $6,019,000.

Retirement benefits represent post-retirement benefits that are unfunded and therefore will be paid from the assets of the Company. The liability is being accrued and expensed over the payment terms.

Liquidity and Capital Resources

The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations. The Company’s shareholders’ equity increased from $215,512,472 as of September 30, 2010 to $234,542,672 as of September 30, 2011, principally due to issuance of 817,250 shares of Series A preferred stock in a registered direct placement in October 2010 with net proceeds of approximately $19,000,000 and issuance of 2,478,735 common shares in the DRIP and net income attributable to common shareholders of $11,338,979. The increases were partially offset by payments of distributions of $21,161,033. See further discussion below.

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

The Company intends to operate its properties from the cash flows generated by the properties. However, the Company’s expenses are affected by various factors, including inflation. Increases in operating expenses raise the breakeven point for a property and, to the extent that they cannot be passed on through higher rent and reimbursements, reduce the amount of available cash flow which can adversely affect the market value of the property.

The current global economic situation and turbulence in the capital markets may impact management’s ability to grow by acquiring additional properties or REIT securities. Industrial space demand is very closely correlated to GDP growth. Current economic indicators show the U.S. economy to be slowly emerging from a deep and protracted recession. Whether this return to economic growth is sustainable remains to be seen especially in light of the end of the massive government stimulus programs. However, the high caliber of our tenants, coupled with the long duration of our leases, should enable the Company to perform well despite the weak economy. As of September 30, 2011, the Company had $6,376,808 in cash and cash equivalents and $44,265,059 in marketable securities subject to margin loans of $5,860,950. The Company also had $9,000,000 available on its $20,000,000 line of credit.

On October 14, 2010, the Company sold 817,250 shares of its Series A Preferred Stock in a registered direct placement at a price of $24.00 per share. The Company received net proceeds of approximately $19,000,000 from the Series A Preferred Stock offering and used such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including the repayment of indebtedness. On December 5, 2011, the Company sold 2,000,000 shares of common stock in a registered direct placement. The Company received net proceeds from this offering of approximately $16,200,000. The Company intends to use such net proceeds to purchase additional properties in the normal course of business and for general corporate purposes.

The Company has been raising equity capital through its DRIP, registered direct placements and the public sale of common and preferred stock and investing in net-leased industrial properties. The Company believes that funds generated from operations, the DRIP, and bank borrowings, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next few years.

At September 30, 2011, the Company owned sixty-six properties of which 10 are not subject to mortgages; however the Company’s unsecured line of credit contains covenants which may restrict the Company’s ability to place financing on unencumbered properties. The Company has an unsecured variable-rate line of credit with Capital One, N.A. maturing in March 2013 of $20,000,000. The line had $11,000,000 outstanding as of September 30, 2011. The interest rate on the initial $15,000,000 is based on LIBOR plus 200 basis points and LIBOR plus 250 on the remaining $5,000,000. Interest is due monthly and was 2.23% as of September 30, 2011. The Company must keep not less than $1,000,000 in average net collected balances at Capital One, N.A. and meet certain loan covenants as contained in the loan agreement, including a 65% loan to value ratio on certain negatively pledged properties. Subsequent to year end, the Company drew an additional $4,500,000 on the line to fund acquisitions.

On November 29, 2011, the Company closed on a $2,500,000 5-year term loan with Two River Community Bank at an annual interest rate of 4.9%. The loan has interest only payments for the first three years. The loan is secured by 200,000 shares of the UMH 8.25% Series A preferred stock which was purchased by the Company in a public offering. The net proceeds were used to pay down the Company’s margin line.

The Company also uses margin loans for purchasing securities, for temporarily funding of acquisitions, and for working capital purposes. The interest rate charged on the margin loans is the bank’s margin rate and was 2.0% as of September 30, 2011 and 2010. The margin loans are due on demand. At September 30, 2011 and 2010, the margin loans totaled $5,860,950 and $4,273,913, respectively, and are collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 50%.

The Company’s subsidiary Monmouth Capital has outstanding $3,770,000 of 8% Convertible Subordinated Debentures due 2013 (the 2013 Debentures), and $5,145,000 of 8% Convertible Subordinated Debentures due 2015 (the 2015 Debentures).   These Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $9.16 per share in the case of the 2013 Debentures (equivalent to a rate of 109.17 shares of common stock for each $1,000 principal amount), and a conversion price of $11.45 per share in the case of the 2015 Debentures (equivalent to a rate of 87.336 shares of common stock for each $1,000 principal amount), in each case subject to adjustment under certain conditions.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages. During fiscal 2011, the Company made acquisitions of three industrial properties totaling approximately $28,300,000, which was funded through assumption of mortgages of approximately $15,378,000 at fixed rates of 7.6% (on $8,645,181 outstanding), 5.5% (on $1,932,807 outstanding) and 5.85% (on $4,800,000 outstanding) per year and the remainder from funds raised through the registered direct placements and funds available on its unsecured line of credit. During the first quarter of fiscal 2012, the Company made acquisitions of three industrial properties totaling approximately $30,600,000 which was funded through origination of mortgages of approximately $18,920,000 at interest rates between 5.5% and 5.85%, proceeds from the preferred offering and draws on the line of credit. In fiscal 2012, the Company plans to continue to acquire additional net-leased industrial properties. The Company also intends to expand its properties when requested by the tenants. The funds for these acquisitions and expansions may come from bank borrowings and proceeds from the DRIP or private placements or additional public offerings of preferred and common stock. To the extent that funds or appropriate properties are not available, fewer acquisitions or expansions will be made.

The Company also invests in debt and equity securities of other REITs as a proxy for real estate when suitable acquisitions are not available, for liquidity, and for additional income. The Company from time to time may purchase these securities on margin when there is an adequate yield spread. During fiscal 2011, the Company’s securities portfolio increased $1,747,334, primarily due to purchases of $20,347,387 which was offset by sales of securities with a cost of $10,852,159 and a decrease in the unrealized gain of $7,747,894. The Company recognized gains on sales of securities of $5,238,203 in addition to earning interest and dividend income of $3,100,327 during fiscal 2011. The margin loan balance was $5,860,950 and $4,273,913 as of September 30, 2011 and 2010, respectively. The Company has an investment in one REIT security which is at a loss of approximately $1,300,000 or 36% as of September 30, 2011. The Company has determined that this security was temporarily impaired as of September 30, 2011. Management is continuing to monitor this security for other than temporary impairment under its policy. If the fair value of this security continues to decline or the security is downgraded, then the Company may have to record an impairment loss related to this security in future periods.

Cash flows provided from operating activities were $22,126,819, $18,995,659 and $19,591,455 for fiscal years 2011, 2010 and 2009, respectively. The Company paid cash dividends (net of reinvestments), of $15,880,001, $13,819,627 and $10,656,151 for fiscal 2011, 2010 and 2009, respectively.

Cash flows used in investing activities were $30,247,168, $55,701,769 and $11,655,914 for fiscal years 2011, 2010 and 2009, respectively. Cash flows used in investing activities in fiscal 2011 decreased as compared to 2010 due mainly to decreased property acquisitions in fiscal 2011 as compared to fiscal 2010. Cash flows used in investing activities in fiscal 2010 increased as compared to 2009 due mainly to increased property acquisitions and the purchase of REIT securities.

Cash flows provided from (used in) financing activities were $7,682,604, $37,439,775 and ($7,202,915) for fiscal years 2011, 2010 and 2009, respectively. Cash flows from financing activities decreased in fiscal 2011 as compared to 2010 due mainly to the registered direct placement of common shares with net proceeds of

$18,978,635 in 2011 compared to $38,661,466 in 2010. Cash flows from financing activities increased in fiscal 2010 as compared to 2009 due mainly to the registered direct placement of common shares with net proceeds of $38,661,466 in 2010.

As of September 30, 2011, the Company had total assets of $476,986,836 and liabilities of $242,444,164. The Company’s total debt plus Series A Preferred Stock to market capitalization as of September 30, 2011 and 2010 was approximately 49% and 49%, respectively. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

The Company has a dividend reinvestment plan (DRIP), in which participants can purchase stock from the Company at a price of approximately 95% of market. The DRIP plan also allows for the purchase of shares on the open market at market value for participants. Currently, DRIP shares are purchased directly from the Company at a 5% discount. It is anticipated, although no assurances can be given, that the level of participation in the DRIP in fiscal 2012 will be comparable to 2011.

During 2011, the Company paid total distributions of $21,161,033 or $0.60 per common share. Of the dividends paid, $5,281,032 was reinvested pursuant to the terms of the DRIP. Management anticipates maintaining the annual dividend rate of $0.60 per common share although no assurances can be given since various economic factors can reduce the amount of cash flow available to the Company for common dividends. All decisions with respect to the payment of dividends are made by the Company’s Board of Directors.

In 2011, the Company paid $4,079,219 in preferred stock dividends. The Company is required to pay cumulative dividends on the Series A Preferred Stock in the amount of $1.90625 per share per year, which is equivalent to 7.625% of the $25.00 liquidation value per share. The Company now has a total of 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock outstanding representing an aggregate liquidation preference of approximately $53,500,000.

During the year ended September 30, 2011, stock options to purchase 285,850 shares of common stock were exercised. Total proceeds received by the Company were $2,181,484.

During the year ended September 30, 2002, nine officers, directors and key employees exercised stock options and purchased 255,000 shares for a total of $1,617,488. Of this amount, 225,000 shares, for a total of $1,439,363, were exercised through the issuance of notes receivable from officers. These notes receivable are at an interest rate of 5%, mature on April 30, 2012 and are collateralized by the underlying common shares. As of September 30, 2011 and 2010, the balance of these notes receivable was $1,082,813 and $1,201,563, respectively.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations or cash flows.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC Topic 310, “Receivables,” which will require significant new disclosures about the allowance for credit losses and the credit quality of an entity’s financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of financing receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new and amended disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 is not expected to have any impact on our results of operations or financial condition.

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

The following table sets forth information as of September 30, 2011, concerning the Company’s long-term debt obligations, including principal payments by scheduled maturity, weighted average interest rates and estimated fair value:

Long –Term Debt:			Average
Fixed Rate	Fiscal	Carrying Value	Interest Rate	Fair Value

	2012	$5,218,430	7.16%
	2013	20,184,474	6.33%
	2014	3,758,801	6.32%
	2015	12,140,246	6.13%
	2016	22,271,563	6.92%
	Thereafter	148,040,656	6.39%
	Total	$211,614,170	6.31%	$218,569,000

The Company has $8,915,000 in 8% debentures outstanding as of September 30, 2011, with $3,770,000 due in October 2013 and $5,145,000 due in April 2015.

The Company also has a variable rate unsecured line of credit with Capital One, N.A. (the line) maturing in March 2013 of $20,000,000. As of September 30, 2011, the outstanding balance was $11,000,000. The interest rate on the line is based on LIBOR plus 200 basis points for the initial $15,000,000 of the line and LIBOR plus 250 basis points for the remaining $5,000,000. Interest is due monthly. The interest rate was 2.23% as of September 30, 2011.

Additionally, the Company obtains margin loans, secured by its marketable securities. The balance outstanding on the margin loan was $5,860,950 as of September 30, 2011. The interest rate on the margin account is the bank’s margin rate and was 2.0% as of September 30, 2011 and 2010. The value of marketable securities as of September 30, 2011 was $44,265,059.

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

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2011	12/31/10	3/31/11	6/30/11	9/30/11

Rental and Reimbursement Revenue	$12,036,869	$12,088,871	$12,057,747	$11,957,997
Total Expenses	6,981,545	6,379,961	6,363,455	6,646,864
Other Income (Expense)	(301,912)	(1,942,908)	(1,691,196)	(2,596,360)
Income from Continuing Operations	4,753,412	3,766,002	4,003,096	2,714,773
Income from Discontinued Operations (1)	61,177	67,081	69,262	68,348
Net Income	4,814,589	3,833,083	4,072,358	2,783,121
Net Income Attributable to Noncontrolling Interests	28,407	18,946	14,055	23,545
Net Income Attributable to MREIC’s Shareholders	4,786,182	3,814,137	4,058,303	2,759,576
Net Income Attributable to MREIC’s Common Shareholders	3,766,377	2,794,332	3,038,499	1,739,771
Net Income Attributable to MREIC’s Common Shareholders per share	$0.11	$0.08	$0.09	$0.04

FISCAL 2010	12/31/09	3/31/10	6/30/10	9/30/10

Rental and Reimbursement Revenue	$10,689,383	$11,267,270	$11,505,709	$11,750,460
Total Expenses	5,581,492	5,654,107	6,745,736	6,175,409
Other Income (Expense)	(2,612,978)	(2,468,679)	(2,387,060)	(2,233,950)
Income from Continuing Operations	2,494,913	3,144,484	2,372,913	3,341,101
Income (Loss) from Discontinued Operations (1)	32,838	33,841	42,985	(247,823)
Net Income	2,527,751	3,178,325	2,415,898	3,093,278
Net Income Attributable to Noncontrolling Interests	53,477	45,789	52,362	56,109
Net Income Attributable to MREIC’s Shareholders	2,474,274	3,132,536	2,363,536	3,037,169
Net Income Attributable to MREIC’s Common Shareholders	1,843,970	2,502,232	1,733,233	2,406,866
Net Income Attributable to MREIC’s Common Shareholders per share	$0.07	$0.09	$0.05	$0.07

(1) During 2011 and 2010, the Company designated the Quakertown, Pennsylvania property as held for sale.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended September 30, 2011 and 2010.

ITEM 9A- CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial and Accounting Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2011, the Company’s Chief Executive Officer and Chief Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2011. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.

PKF , the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting, a copy of which is included herein.

(c) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited Monmouth Real Estate Investment Corporation’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal ControlIntegrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Monmouth Real Estate Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monmouth Real Estate Investment Corporation maintained in all material respects, effective internal control over financial reporting as of September 30, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Monmouth Real Estate Investment Corporation as of September 30, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years then ended and our report dated December 12, 2011 expressed an unqualified opinion thereon.

/s/ PKF

New York, New York
December 12, 2011

(d) Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting during the Company’s fourth fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the Directors and Executive Officers of the Company as of September 30, 2011:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Anna T. Chew	53	Treasurer and Member of the Executive Committee (2010 to present) and Director. Chief Financial Officer (1991 to 2010). Certified Public Accountant. Vice President and Chief Financial Officer (1995 to present), Controller (1991 to 1995) and Director (1994 to present) of UMH Properties, Inc., an affiliated company. Ms. Chew’s extensive public accounting, finance and real estate industry experience are primary among other reasons why Ms. Chew serves on our Board.	2007
Daniel D. Cronheim	57	Director. Attorney at Law (1979 to present). Certified Property Manager (2010). President (2000 to present) of David Cronheim Mortgage Company. Executive Vice President (1997 to present) of Cronheim Management Services, Inc. Executive Vice President (1989 to present) and General Counsel (1983 to present) of David Cronheim Company. Director, Chairman of Compensation Committee and Audit Committee (2000 to present) of Hilltop Community Bank. Mr. Cronheim’s extensive experience in real estate management and the mortgage industry are primary among the reasons why he serves on our Board.	1989
Catherine B. Elflein	50	Independent Director. Certified Public Accountant. Senior Director – Risk Management (2006 to present) at Celgene Corporation; Controller of Captive Insurance Companies (2004 to 2006) and Director – Treasury Operations (1998 to 2004) at Celanese Corporation. Ms. Elflein’s extensive experience in accounting, finance and risk management are primary among other reasons why Ms. Elflein serves on our Board.	2007
Neal Herstik	52	Independent Director. Attorney at Law, Gross, Truss & Herstik, PC (1997 to present). Co-founder and former President, Manalapan-Englishtown Education Foundation, Inc., a non-profit corporation (1995 to 2001). Mr. Herstik’s extensive legal experience and experience in the real estate industry are the primary among other reasons why Mr. Herstik serves on our Board.	2004
Matthew I. Hirsch	52	Independent Director. Attorney at Law (1985 to present); Adjunct Professor of Law, Widener University School of Law (1993 to present). Mr. Hirsch’s extensive legal experience and experience in the real estate industry are primary among other reasons why Mr. Hirsch serves on our Board.	2000

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Eugene W. Landy	77	President and Chief Executive Officer (1968 to present) and Director. Attorney at Law. Chairman of the Board (1995 to present), President (1969 to 1995) of UMH Properties, Inc., an affiliated company. As our Chairman and Founder, Mr. Landy brings unparalleled experience in real estate investing to our Board.	1968

Michael P. Landy	49

Chief Operating Officer (2011 to present), Chairman of the Executive Committee (2010 to present) and Director. Executive Vice President (2009 to 2010), Executive Vice President-Investments (2006 to 2009), and Vice President-Investments (2001 to 2006). Executive Vice President (2010 to present), Vice President-Investments (2001 to 2010) of UMH Properties, Inc., an affiliated company. of UMH. President (1998 to 2001) of Siam Records, LLC. Chief Engineer and Technical Director (1987 to 1998) of GRP Recording Company. Mr. Landy’s role as our Chief Operating Officer and extensive experience in real estate investing and operations management are primary among other reasons why Mr. Landy serves on our Board.

			2007
Samuel A. Landy	51	Director. Attorney at Law (1985 to present); President (1995 to present), Vice President (1991 to 1995) and Director (1992 to present) of UMH Properties, Inc., an affiliated company. Mr. Landy’s extensive experience in real estate investing and REIT leadership are primary among other reasons why Mr. Landy serves on our Board.	1989
Allison Nagelberg	46	General Counsel and Member of the Executive Committee (2000 to present). Attorney at Law (1989 to present) General Counsel (2000 to present) of UMH Properties, Inc. an affiliated company.	N/A

Scott Robinson	41	Independent Director. Managing Partner, Cadence Capital Group, LLC (2008 to present); Director, The REIT Center at New York University (2008 to present); Vice President Citi Markets and Banking (2006 to 2008) at Citigroup; Senior REIT and CMBS analyst at Standard & Poor’s, (1998 to 2006). Mr. Robinson’s extensive experience in real estate finance and investment are primary among other reasons why Mr. Robinson serves on our Board.	2005

Eugene Rothenberg	78	Independent Director. Investor. Retired physician. Director (1977 to present) of UMH Properties, Inc., an affiliated company. Mr. Rothenberg’s extensive experience as an investor and in management are primary among other reasons why Mr. Rothenberg serves on our Board.	2007

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Maureen E. Vecere	42	Chief Financial and Accounting Officer and Member of the Executive Committee (2010 to present) Controller (2003 to 2010) and Treasurer (2004 to 2010). Certified Public Accountant.	N/A

Stephen B. Wolgin	57

Independent Director. Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New York. Partner with the Logan Equity Distressed Fund (2007 to present). Director (2007 to present) of UMH Properties, Inc., an affiliated company. Prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis. Mr. Wolgin’s extensive experience as a real estate and finance consultant and experience in the real estate industry are primary among other reasons why Mr. Wolgin serves on our Board.

			2003

Family Relationships

There are no family relationships between any of the directors or executive officers, except that Samuel A. Landy and Michael P. Landy are the sons of Eugene W. Landy, the President and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The members of the audit committee are Stephen Wolgin (Chairman), Matthew I. Hirsch, Scott Robinson and Catherine B. Elflein. The Company’s Board has determined that Stephen B. Wolgin and Catherine B. Elflein are financial experts and that all members of the audit committee are independent. The audit committee operates under the Audit Committee Charter which can be found at the Company’s website at www.mreic.com. The charter is reviewed annually for adequacy.

Delinquent Filers

There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics applicable to its Chief Executive Officer and Chief Financial and Accounting Officer. (the Code of Ethics). The Code of Ethics can be found at the Company’s website at www.mreic.com. In addition, the Code of Ethics was filed with the Securities and Exchange Commission on December 14, 2004 with the Company’s September 30, 2004 Form 10-K. The Code of Ethics is also available in print to any person without charge who requests a copy by writing or telephoning us at the following address and telephone number: Monmouth Real Estate Investment Corporation, Attention: Stockholder Relations, 3499 Route 9 North, Suite 3-C, Juniper Business Plaza, Freehold, New Jersey 07728, (732) 577-9996. The Company will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding a waiver from any provision of the Code of Ethics for principal officers or directors by disclosing the nature of such amendment of waiver on our website.

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

Throughout this report, the individuals who served as the Company’s President and Chief Executive Officer and Chairman of the Executive Committee and Chief Operating Officer and other members of the Executive Committee during fiscal 2011 included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the named executive officers.

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

The Compensation Committee believes that each of the above factors is important when determining compensation levels for named executive officers. The Committee reviews and approves the employment contracts for the President and Chief Executive Officer and Chairman of the Executive Committee and Chief Operating Officer, including performance goals and objectives. The Committee annually evaluates performance of the executive officers in light of those goals and objectives. The Committee considers the Company's performance, relative shareholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to the named executive officers in prior years. The Company uses the annual Compensation Survey published by NAREIT as a guide to setting compensation levels. Participant company data is not presented in a manner that specifically identifies any named individual or company. This survey details compensation by position type with statistical salary and bonus information for each position. The Compensation Committee compares the Company’s salary and bonus amounts to the ranges presented for reasonableness. To that end, the Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to those executives who meet or exceed established goals.

Role of Executive Officers in Compensation Decisions

The Committee makes all final compensation decisions for the Company's named executive officers. The President and Chief Executive Officer and Chairman of the Executive Committee and Chief Operating Officer annually review the performance of the other named executive officers and then present their conclusions and recommendations to the Committee with respect to base salary adjustments and annual cash bonus and stock option awards. The Committee exercises its own discretion in modifying any recommended adjustments or awards, but does consider the recommendations from management who work closely with the other named executive officers.

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

Shareholder Advisory Vote

One way to determine if the Company’s compensation program reflects the interests of shareholders is through their non-binding vote. At the Annual Meeting of Shareholders held on May 5, 2011, the Company’s shareholders approved by their advisory vote the compensation of the named executive officers.

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

In addition to its determination of the executive's individual performance levels for 2011, the Committee also compared the executive's total compensation for 2011 to that of similarly-situated personnel in the REIT industry using the NAREIT Compensation Survey described above.

Bonuses awarded to the other named executive officers are recommended by the President and are approved by the Compensation Committee. The President and the Compensation Committee believe that short-term rewards in the form of cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and performance of the Company and the performance of the individual, which may include comparing such individual’s performance to the preceding year, reviewing the breadth and nature of the senior executives’ responsibilities and valuing special contributions by each such individual. In evaluating performance of the Company annually, the Compensation Committee considers a variety of factors, including, among others, Funds From Operations (FFO), net income, growth in asset size, amount of space under lease and total return to shareholders. The Company considers FFO to be an important measure of an equity REIT’s operating performance and has adopted the definition suggested by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO to mean net income computed in accordance with generally accepted accounting principles (GAAP), excluding gains or losses from sales of property, plus real estate related depreciation and amortization. The Company considers FFO to be a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of its real estate assets diminishes predictably over time and because industry analysts have accepted it as a performance measure.

Various other factors considered include the employee’s title and years of service. The employee’s title generally reflects the employee’s responsibilities and the employee’s years of service may be considered in determining the level of bonus in comparison to base salary. The President and the Compensation Committee have declined to use specific performance formulas with respect to the other named executive officers, believing that with respect to Company performance, such formulas do not adequately account for many factors, including, among others, the relative performance of the Company compared to its competitors during variations in the economic cycle, and that with respect to individual performance, such formulas are not a substitute for the subjective evaluation by the President and Compensation Committee of a wide range of management and leadership skills of each of the senior executives.

Stock Options and Restricted Stock

The employment agreement for the President states that he will receive stock options to purchase 65,000 shares annually. For the other senior executives, the President makes a recommendation to the Compensation Committee of specific stock option or restricted stock grants. In making its decisions, the Compensation Committee does not use an established formula or focus on a specific performance target.  The Compensation Committee recognizes that often outside forces beyond the control of management, such as economic conditions, changing leasing and real estate markets and other factors, may contribute to less favorable near term results even when sound strategic decisions have been made by the senior executives to position the Company for longer term profitability. Thus, the Compensation Committee also attempts to identify whether the senior executives are exercising the kind of judgment and making the types of decisions that will lead to future growth and enhanced asset value, even if the same are difficult to measure on a current basis. For example, in determining appropriate stock option and restricted stock awards, the Compensation Committee considers, among other matters, whether the senior executives have executed strategies that will provide adequate funding or appropriate borrowing capacity for future growth, whether acquisition and leasing strategies have been developed to ensure a future stream of reliable and increasing revenues for the Company, whether the selection of properties, tenants and tenant mix evidence appropriate risk management, including risks associated with real estate markets and tenant credit, and whether the administration of staff size and compensation appropriately balances the current and projected operating requirements of the Company with the need to effectively control overhead costs.

In fiscal 2011, the Compensation Committee received the recommendations from the President for the number of options or restricted stock to be awarded. The factors that were considered in awarding the stock options included the following progress that was made by management:

•         Located and acquired three industrial properties as per its investment strategy without placing undue burden on liquidity.

•         Raised approximately $19 million in equity via registered direct placements of preferred stock and $19.4 million through the DRIP.

•         Continued its conservative approach to management of the properties and maintained its cash distributions to shareholders.

•         Renewed 100% of expiring leases expiring in fiscal 2011 on favorable terms.

•         Managed general and administrative costs to an appropriate level.

•         Refinanced debt at lower interest rates and increased line of credit.

•         Obtained the goal of inclusion of the Company in the MSCI US REIT index.

The individual awards were allocated based on the named executive officers’ individual contributions to these accomplishments. Other factors included the named executive officers’ title, responsibilities and years of service. In addition, the awards were compared to each named executive officers’ total compensation and compared with comparable Real Estate Investment Trusts (REITS) using the annual Compensation Survey published by NAREIT as a guide for setting total compensation.

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

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive, spouse and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental long-term disability insurance, at the Company's cost, as agreed to by the Company and the named executive officer.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended September 30, 2011, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

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

In evaluating Mr. Eugene Landy’s leadership performance, during 2010, the Committee awarded Mr. Eugene Landy an Outstanding Leadership Achievement Award (the Award) in the amount of $300,000 per year for three years. This Award is to recognize Mr. Eugene Landy’s exceptional leadership as President and Chief Executive Officer for over 40 years.

In evaluating Mr. Eugene Landy’s eligibility for an annual bonus, the Committee used the bonus schedule included in Mr. Eugene Landy’s amended contract as a guide. During 2011, the Company’s market capitalization increased 10%, FFO per share increased 4%, and dividends per share remained consistent at $0.60 per share. During 2011, the Company met the 7.5% growth in market capitalization criteria. Accordingly, the Compensation Committee approved a bonus for the President of $20,000.

The Committee has also approved the recommendations of the President concerning the other named executive officers’ annual salaries, bonuses, option and restricted stock grants and fringe benefits.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

Stephen B. Wolgin

Matthew I. Hirsch

Summary Compensation Table

The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 2011, 2010, and 2009 to the named executive officers. There were no other executive officers whose aggregate compensation allocated to the Company for fiscal 2011 exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (5)	Restricted Stock Awards (6)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene W. Landy	2011	$275,000	$320,000	$39,650	$157,197	$54,608 (1)	$42,500 (2)	$888,955
President and CEO	2010	250,000	390,000	21,450	135,805	206,794(1)	38,000 (2)	1,042,049
	2009	225,000	-0-	14,950	-0-	43,320 (1)	16,000 (2)	299,270

Michael P. Landy	2011	$263,858	$61,544	$-0-	$94,490	$-0-	$36,630 (3)	$456,522
Chairman of Executive	2010	200,103	111,445	-0-	59,660	-0-	28,863 (3)	400,071
Committee and	2009	190,575	10,471	5,750	-0-	-0-	23,674 (3)	230,470
Chief Operating Officer

Maureen E. Vecere	2011	$186,750	$35,385	$-0-	$85,900	$-0-	$8,316 (4)	$316,351
Chief Financial and	2010	161,917	8,519	-0-	59,660	-0-	6,110 (4)	236,206
Accounting Officer	2009	139,000	7,504	5,750	-0-	-0-	5,500 (4)	157,754

Anna T. Chew (7)	2011	$65,150	$-0-	$-0-	$73,874	$-0-	$-0-	$139,024
Treasurer	2010	65,150	-0-	-0-	59,660	-0-	-0-	124,810
	2009	62,050	-0-	11,500	-0-	-0-	-0-	73,550

Allison Nagelberg (9)	2011	$44,532	$20,000	$-0-	$65,284	$-0-	$-0-	$129,816
General Counsel	2010	44,532	-0-	-0-	43,175	-0-	-0-	87,707
	2009	42,411	-0-	-0-	-0-	-0-	-0-	42,411

Notes:

(1)    Accrual for pension and other benefits of $54,608, $206,794 and $43,320 for 2011, 2010 and 2009, respectively, in accordance with Mr. Landy’s employment contract.

(2)    Represents Director’s fees of $25,000, $20,500 and $16,000 for 2011, 2010 and 2009, respectively, paid to Mr. Landy; and legal fees paid to the firm of Eugene W. Landy of $17,500, $17,500 and $-0- for 2011, 2010 and 2009, respectively.

(3)    Represents Director’s fees of $25,000, $20,500 and $16,000 in 2011, 2010 and 2009, respectively, and fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer and reimbursement of a disability policy. Approximately 30%, 30% and 35% of this employee’s compensation cost is allocated to and reimbursed by UMH, pursuant to a cost sharing agreement between the Company and UMH in 2011, 2010 and 2009, respectively.

(4)    Represents discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer and reimbursement of a disability policy.

(5)    The fair value of the stock option grant was based on the Black-Scholes valuation model. See Note No. 10 to the Consolidated Financial Statements for assumptions used in the model. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

(6)    The values were established based on the number of shares granted during fiscal 2011 and 2010 at the fair value on the date of grant of $8.59 and $7.85, respectively.

(7)    Anna T. Chew, the Company’s Treasurer, is an employee of UMH. Ms. Chew served as the Company’s Chief Financial Officer from 2003 through June 2010. Her compensation disclosure can be found in the filings of UMH. During 2011, 2010 and 2009, approximately 25% of her compensation cost was allocated to and reimbursed by the Company for her services, pursuant to a cost sharing arrangement between the Company and UMH. Ms. Chew is an inside director and her directors fees are disclosed in the directors’ compensation table.

(8)    Allison Nagelberg, the Company’s General Counsel, is an employee of UMH. Her compensation disclosure can be found in the filings of UMH. During 2011, 2010 and 2009, approximately 25% of her compensation cost was allocated to and reimbursed by the Company for her services, pursuant to a cost sharing arrangement between the Company and UMH.

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

Grants of Plan-Based Awards

Options to purchase 65,000 shares were granted in 2011 and options to purchase 285,850 shares were exercised during 2011. During fiscal 2011, 75,400 shares of restricted common stock were granted at a grant date fair value of $8.59 per share. As of September 30, 2011, the number of shares remaining for future grant of stock options or restricted stock is 901,722.

Stock Options

Options may be granted any time up through December 31, 2016. No option shall be available for exercise beyond ten years. All options are exercisable after one year from the date of grant. The option price shall not be below the fair market value at date of grant. Canceled or expired options are added back to the “pool” of shares available under the Plan.

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended September 30, 2011:

Name	Grant Date (1)	Number of Shares Underlying Options	Exercise Price of Option Award	Grant Date Fair Value (2)
Eugene W. Landy	01/03/11	65,000	$8.72	$39,650

(1)     These options expire 8 years from grant date.

(2)     This value was established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model: expected volatility of 20.51%; risk-free interest rate of 2.77%; dividend yield of 6.88%; expected life of options of 8 years; and -0- estimated forfeitures. The fair value per share granted was $.61. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

Restricted Stock

Under the 2007 Plan, the Compensation Committee determines the recipients of restricted stock awards; the number of restricted shares to be awarded; the length of the restricted period of the award; the restrictions applicable to the award including, without limitation, the employment or retirement status of the participant; rules governing forfeiture and restrictions applicable to any sale, assignment, transfer, pledge or other encumbrance of the restricted stock during the restricted period; and the eligibility to share in dividends and other distributions paid to the Company’s stockholders during the restricted period. The maximum number of shares underlying restricted stock awards that may be granted in any one fiscal year to a participant shall be 100,000.

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of restricted stock made during the year ended September 30, 2011:

Name	Grant Date	Number of Shares of Restricted Stock	Grant Date Fair Value Per Share	Grant Date Fair Value
Eugene W. Landy	7/5/11	18,300 (1)	$8.59	$157,197
Michael P. Landy	7/5/11	11,000 (1)	8.59	94,490
Maureen E. Vecere	7/5/11	10,000	8.59	85,900
Anna T. Chew	7/5/11	8,600 (1)	8.59	73,874
Allison Nagelberg	7/5/11	7,600	8.59	65,284

(1)     Grants include 1,000 shares of restricted stock granted to all directors.

Option Exercises and Stock Vested

The following table sets forth summary information concerning option exercises and vesting of restricted stock awards for each of the named executive officers during the year ended September 30, 2011:

	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($) (2)
Eugene W. Landy	65,000	$107,900	3,739	$30,510
Michael P. Landy	-0-	-0-	1,643	13,407
Maureen E. Vecere	500	$485	1,643	13,407
Anna T. Chew	-0-	-0-	1,643	13,407
Allison Nagelberg	-0-	-0-	1,189	9,702

(1)     Value realized based on the difference between the closing price of the shares on the New York Stock Exchange (NYSE) as of the date of exercise less the exercise price of the stock option.

(2)     Value realized based on the closing price of the shares on the NYSE as of the date of vesting of $8.16.

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options and restricted stock outstanding at September 30, 2011:

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (2)	Option exercise price ($)	Option expiration date	Number of Shares That Have Not Vested	Market Value Of Shares that Have Not Vested (3)

Eugene W. Landy					33,555	$266,091
	-0-	65,000 (1)	$8.72	1/3/19
	65,000	-0-	7.22	01/05/18
	65,000	-0-	7.25	10/20/16
	65,000	-0-	8.22	12/12/15
	16,375	-0-	8.05	01/22/15
	65,000	-0-	8.15	08/02/14
	16,375	-0-	8.70	09/21/13
	65,000	-0-	8.28	08/10/13
	65,000	-0-	7.89	08/03/12

Michael P. Landy					17,702	$140,377
	25,000	-0-	$7.25	10/20/16
	25,000	-0-	7.80	03/10/16
	9,825	-0-	8.05	01/22/15
	25,000	-0-	8.04	09/12/14
	9,825	-0-	8.70	09/21/13
	25,000	-0-	8.28	08/10/13

Maureen E. Vecere					16,702	$132,447
	25,000	-0-	$7.25	10/20/16
	25,000	-0-	7.80	03/10/16
	6,550	-0-	8.05	01/22/15
	25,000	-0-	8.04	09/12/14
	6,550	-0-	8.70	09/21/13
	25,000	-0-	8.28	08/10/13
	14,500	-0-	7.41	05/20/12

Anna T. Chew					15,302	$121,345
	50,000	-0-	$7.25	10/20/16
	50,000	-0-	7.80	03/10/16
	6,550	-0-	8.05	01/22/15
	50,000	-0-	8.04	09/12/14
	6,550	-0-	8.70	09/21/13
	50,000	-0-	8.28	08/10/13
	50,000	-0-	7.41	05/20/12

Allison Nagelberg					12,450	$98,729

(1)     These options will become exercisable on January 3, 2012.

(2)     All options are exercisable one year from date of grant.

(3)     Based on the closing price of our common stock on September 30, 2011 of $7.93. Restricted stock awards vest over 5 years.

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

The amended employment agreement also provides for aggregate severance payments of $500,000, payable to Mr. Eugene Landy upon the termination of his employment for any reason, in increments of $100,000 per year for five years, disability payments, payable to Mr. Eugene Landy in the event of his disability (as defined in the amended employment agreement) for a period of three years, equal to Mr. Eugene Landy’s salary and a death benefit of $500,000 payable to Mr. Eugene Landy’s designated beneficiary. Upon the termination of Mr. Eugene Landy’s employment following or as a result of certain types of transactions that lead to a significant increase in the Company’s market capitalization, the amended employment agreement provides that Mr. Eugene Landy will receive a grant of 35,000 to 65,000 shares of the Company common stock, depending on the amount of the increase in the Company’s market capitalization, all of his outstanding options to purchase shares of the Company common stock will become immediately vested and he will be entitled to continue to receive benefits under the Company’s health insurance and similar plans for one year. The amended employment agreement is terminable by the Company’s Board of Directors at any time by reason of Mr. Eugene Landy’s death or disability or for cause, which is defined in the amended employment agreement as a termination of the agreement if the Company’s Board of Directors determines in good faith that Mr. Eugene Landy failed to substantially perform his duties to the Company (other than due to his death or disability), or has engaged in conduct the consequences of which are materially adverse to the Company, monetarily or otherwise. Upon termination of the amended employment agreement, Mr. Eugene Landy will remain entitled to the disability, severance, death and pension benefits provided for in the amended employment agreement. In the event of a change in control of the Company, Eugene W. Landy shall receive a lump sum payment of $2,500,000, provided that the sale price of the Company is at least $10 per share of common stock. A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company. This change of control provision shall not apply to any combination between the Company and UMH. Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.

Effective January 1, 2009, the Company and Michael P. Landy, Chairman of the Executive Committee and Executive Vice President, entered into a three-year employment agreement, under which Mr. Michael Landy receives an annual base salary of $190,575 for 2009 with increases of 5% for 2010 and 2011, plus bonuses and customary fringe benefits.  The employment agreement renews for successive one-year terms, unless either party gives written notice of termination to the other party. On January 13, 2011, Mr. Michael Landy was appointed Chief Operating Officer and continued as Chairman of the Company’s Executive Committee.   Effective January 19, 2011, Mr. Michael Landy’s employment contract with the Company was amended to increase his base salary for calendar 2011 to $285,109 annually. All other terms of his employment contract, which expires December 31, 2011, remained unchanged. Mr. Michael Landy will also receive four weeks paid vacation. The Company will reimburse the Mr. Michael Landy for the cost of a disability insurance policy such that, in the event of his disability for a period of more than 90 days, he will receive benefits up to 60% of his then-current salary. In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Michael Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement. If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of Mr. Michael Landy, other than a termination for cause as defined by the agreement, he shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement. Approximately 30% of Mr. Michael Landy’s compensation is allocated to UMH pursuant to a cost sharing arrangement between the Company and UMH.

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

During fiscal 2010, the Company executed an employment agreement with Cynthia J. Morgenstern. Effective November 8, 2010, Cynthia J. Morgenstern's employment as Executive Vice President terminated. In accordance with her Employment Agreement, she resigned from the Board of Directors. On January 31, 2011, the Company paid $275,000 as severance to Ms. Morgenstern.

Potential Payments upon Termination of Employment or Change-in-Control

Under the employment agreements with our President and Chief Executive Officer and certain other named executive officers, our President and Chief Executive Officer and such other named executive officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control). These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur.  The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at September 30, 2011.

	Voluntary Resignation on 9/30/11(1)	Termination Not for Cause Or Good Reason Resignation on 9/30/11	Termination For Cause on 9/30/11 (1)	Termination Not for Cause or Good Reason Resignation (After a Change-in-Control) on 9/30/11	Disability/ Death on 9/30/11
Eugene W. Landy	$5,288	$520,327 (2)	$5,288	$3,020,327 (3)	$845,327 (4)
Michael P. Landy	5,483	356,386 (5)	5,483	356,386 (5)	356,386 (5)
Maureen E. Vecere	3,635	236,250 (5)	3,635	236,250 (5)	236,250 (5)
Anna T. Chew (6)	-0-	-0-	-0-	-0-	-0-
Allison Nagelberg (6)	-0-	-0-	-0-	-0-	-0-

(1)    Consists of accrued vacation time.

(2)    Consists of severance payments of $500,000, payable $100,000 per year for 5 years plus the estimated cost of continuation of benefits for one year following termination and accrued vacation.

(3)    Mr. Eugene W. Landy shall receive a lump-sum payment of $2,500,000 in the event of a change in control, provided that the sale price of the Company is at least $10 per share of common stock. In addition, if Mr. Eugene W. Landy’s employment agreement is terminated, he receives severance payments of $500,000, continuation of benefits for one year following termination and accrued vacation.

(4)    In the event of a disability, as defined in the agreement, Mr. Eugene W. Landy shall receive disability payments equal to his base salary for a period of three years, continuation of benefits for one year following termination and accrued vacation. He has a death benefit of $500,000 payable to Mr. Eugene W. Landy’s beneficiary.

(5)    Payments represent 15 months salary under the respective employment agreements, as automatically renewed at the same salary for an additional year.

(6)    Anna T. Chew and Allison Nagelberg are employees of UMH and are subject to employment contracts with UMH and amounts potentially payable are not included herein.

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

The table below sets forth a summary of director compensation for the fiscal year ended September 30, 2011:

Director	Annual Board Cash Retainer ($)	Meeting Fees ($)	Committee Fees ($)	Restricted Stock Awards (7) ($)	Total Fees Earned or Paid in Cash ($)

Ernest Bencivenga (1)	$15,000	9,000	$-0-	$-0-	$24,000
Anna T. Chew (6)	15,000	10,000	-0-	-0-	25,000
Daniel D. Cronheim	15,000	10,000	-0-	8,590	33,590
Catherine B. Elflein (3)	15,000	9,500	1,500	8,590	34,590
Neal Herstik (2)(5)	15,000	10,000	3,500	8,590	37,090
Matthew I. Hirsch (3)(4)(5)	15,500	7,750	3,000	8,590	34,840
Charles Kaempffer (1)	15,000	6,750	1,500	-0-	23,250
Joshua Kahr (8)	17,500	5,500	-0-	-0-	23,000
Eugene W. Landy (6)	15,000	10,000	-0-	-0-	25,000
Michael P. Landy (6)	15,000	10,000	-0-	-0-	25,000
Samuel A. Landy	15,000	9,500	-0-	8,590	33,090
Scott L. Robinson (3)	15,000	10,000	2,500	8,590	36,090
Eugene Rothenberg	15,000	10,000	-0-	8,590	33,590
Stephen B. Wolgin (2)(3)(4)(5)	15,500	10,000	6,000	8,590	40,090
Total	$213,500	$128,000	$18,000	$68,720	$428,220

(1)     Emeritus directors are retired directors who are not entitled to vote on board resolutions however they receive directors’ fees for participation in the board meetings.

(2)     These directors acted as lead directors when attending the Company’s Executive Committee meetings.

(3)     The Audit Committee for 2011 consists of Mr. Hirsch, Mr. Wolgin, Mr. Robinson and Ms. Elflein. The board had determined that Mr. Wolgin and Ms. Elflein are considered “audit committee financial experts” within the meaning of the rules of the SEC and are “financially sophisticated” within the meaning of the listing requirements of the New York Stock Exchange.

(4)     Mr. Hirsch and Mr. Wolgin are members of the Compensation Committee.

(5)     Mr. Herstik, Mr. Hirsch, and Mr. Wolgin are members of the Nominating Committee.

(6)     Restricted stock awards of 1,000 shares for compensation as Director are disclosed in the Executive Summary Compensation Table.

(7)     Directors each received a grant of 1,000 shares of restricted common stock under the 2007 Plan. Fair value on the date of grant was $8.59 per share.

(8)     Mr. Kahr did not stand for reelection in the Company’s proxy for the annual meeting held May 5, 2011 due to the Company’s decision to reduce the size of the Board.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific agreements described above, the Company does not have a pension or other post-retirement plans in effect for officers, directors or employees or a nonqualified deferred compensation plan. The Company’s employees may elect to participate in the 401(k) plan of UMH Properties, Inc.

Other Information

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and CMS. Daniel Cronheim received $25,000, $20,500 and $16,000 for Director’s fees in 2011, 2010 and 2009, respectively. The David Cronheim Company received $15,400, $22,773 and $20,352 in lease commissions in 2011, 2010 and 2009, respectively. The David Cronheim Mortgage Corporation, an affiliated company, received $-0-, $100,000 and $-0- in mortgage brokerage commissions in 2011, 2010 and 2009, respectively.

During fiscal 2011, 2010 and 2009, the Company was subject to management contracts with CMS for a fixed fee of $380,000. During 2011 and 2010, the Company also agreed to reimburse CMS for fees paid to subagents. CMS provides sub-agents as regional managers for the Company’s properties and in 2009, compensated the subagents out of the $380,000 management fee. The Company paid CMS management fees (net of allocation to the minority owner of the Somerset, New Jersey shopping center) of $547,751, $421,647 and $375,477 fiscal 2011, 2010 and 2009, respectively, for the management of the properties subject to the management contract.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks and no member of the compensation committee has served as an officer or employee of the Company or any of its subsidiaries at any time.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of the Company’s common stock (the shares) as of September 30, 2011 by:

•         each person known by the Company to beneficially own more than five percent of the Company’s outstanding shares;

•         the Company’s directors;

•         the Company’s executive officers; and

•         all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o Monmouth Real Estate Investment Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by that person under options exercisable within 60 days of September 30, 2011 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Shares Outstanding(2)

Oakland Financial Corporation 34200 Mound Road Sterling Heights, Michigan 48310	3,282,347(3)	8.92%
BlackRock Inc. 40 East 52nd Street New York, New York 10022	2,374,341(4)	6.45%

FMR LLC (Fidelity) 82 Devonshire Street Boston, Massachusetts 02109	2,066,933(5)	5.62%

Anna T. Chew	399,654(6)	1.08%
Daniel D. Cronheim	84,863	*
Catherine B. Elflein	6,095(7)	*
Neal Herstik	8,609(8)	*
Matthew I. Hirsch	62,122(9)	*
Eugene W. Landy	1,893,692(10)	5.09%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Shares Outstanding(2)

Samuel A. Landy	280,373(11)	*
Michael P. Landy	354,710(12)	*
Allison Nagelberg	18,870(13)	*
Scott Robinson	8,020(14)	*
Eugene D. Rothenberg	82,804	*
Maureen E. Vecere	150,476 (15)	*
Stephen B. Wolgin	37,850(16)	*
Directors and Officers as a group	3,388,038	8.98%

*Less than 1%.

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares listed.

(2) Based on the number of shares outstanding on September 30, 2011, which was 36,785,037.

(3) Based on Schedule 13D filed on May 5, 2011 with the SEC by Oakland Financial Corporation (“Oakland”), Liberty Bell Agency, Inc. (“Liberty Bell”), and Cherokee Insurance Company (“Cherokee”), as of April 30, 2011, Oakland owns 52,369, Liberty Bell owns 394,590, Cherokee owns 2,665,063, Erie Manufactured Home Properties, LLC, owns 86,531, Apache Ventures, LLC, owns 79,326, and Matthew T. Moroun owns 4,469. This filing with the SEC by Oakland, indicates that Oakland shares voting and dispositive power with respect to those Shares with Liberty Bell, Cherokee, Erie Manufactured Homes, Apache Ventures, LLC, all of which are wholly-owned subsidiaries of Oakland. Matthew T. Moroun is the Chairman of the Board and controlling stockholder of Oakland, Liberty Bell and Cherokee.

(4) Based on Schedule 13G/A filed on February 7, 2011 with the SEC BlackRock Inc., as of December 31, 2010, owns 2,374,341 shares. This filing with the SEC by BlackRock Inc. indicates that BlackRock has sole voting and dispositive power with respect to those shares.

(5) Based on Schedule 13G filed on February 14, 2011 with the SEC by FMR LLC, as of the filing date, owns 1,508,060, and Fidelity Management & Research Company owns 558,873. This filing with the SEC by FMR LLC indicates that FMR LLC and Edward C. Johnson share voting and dispositive power with respect to those shares.

(6) Includes (a) 116,061 shares owned jointly with Ms. Chew’s husband; and (b) 20,493 Shares held in Ms. Chew’s 401(k) Plan. As a co-trustee of the UMH 401(k), Ms. Chew has shared voting power over the shares held by the UMH 401(k). She, however, disclaims beneficial ownership of all of the shares held by the UMH 401(k), except for the 20,493 shares held by the UMH 401(k) for her benefit. Includes 263,100 shares issuable upon exercise of stock options.

(7) Includes 3,500 shares owned jointly with Ms. Elflein’s husband.

(8) Includes 5,000 shares issuable upon the exercise of a stock option.

(9) Includes 62,122 shares owned jointly with Mr. Hirsch’s wife.

(10) Includes (a) 150,913 shares owned by Mr. Eugene W. Landy’s wife; (b) 234,427 shares held in the E.W. Landy Profit Sharing Plan of which Mr. Eugene W. Landy is a trustee and has shared voting and dispositive power; (c) 192,294 shares held in the E.W. Landy Pension Plan over which Mr. Eugene W. Landy has shared voting and dispositive power; (d) 13,048 shares held in Landy Investments Ltd., over which Mr. Eugene W. Landy has shared voting and dispositive power; (e) 111,200 shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, over which Mr. Eugene W. Landy has shared voting and dispositive power; and (f) 24,341 shares in Juniper Plaza Associates, and (g) 18,777 shares held in Windsor Industrial Park Associates, over which Mr. Eugene W. Landy has shared voting and dispositive power. Includes 422,750 shares issuable upon the exercise of stock options.

(11) Includes (a) 20,786 shares owned by Mr. Samuel A. Landy’s wife; (b) 38,189 shares held in a custodial account for Mr. Samuel A. Landy’s minor child under the New Jersey Uniform Transfers to Minors Act with respect to which he disclaims any beneficial interest but he has sole dispositive and voting power; (c) 24,379 shares in the Samuel Landy Family Limited Partnership; and (d) 46,978 shares held in the UMH 401(k) Plan. As a co-trustee of the UMH 401(k), Mr. Samuel A. Landy has shared voting power over the shares held by the UMH 401(k). He, however, disclaims beneficial ownership of all of the shares held by the UMH 401(k), except for the 46,978 shares held by the UMH 401(k) for his benefit.

(12) Includes (a) 16,509 shares owned by Mr. Michael P. Landy’s wife; and (b) 114,265 shares held in custodial accounts for Mr. Michael P’s minor children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote, and (c) 8,298 shares held in 401(k) Plan. Includes 119,650 shares issuable upon the exercise of stock options.

(13) Includes 1,219 shares held in custodial accounts for Ms. Nagelberg’s minor children under the New Jersey Uniform Transfers to Minors Act with respect to which she disclaims any beneficial interest but she has sole dispositive and voting power.

(14) Includes 5,000 shares issuable upon the exercise of a stock option.

(15) Includes (a) 3,519 shares held in custodial accounts for Ms. Vecere’s minor children under the New Jersey Uniform Transfers to Minors Act with respect to which she disclaims any beneficial interest but she has sole dispositive and voting power, and (b) 241 shares held in 401(k) Plan. Includes 127,600 shares issuable upon the exercise of stock options.

(16) Includes (a) 1,926 shares owned by Mr. Wolgin’s wife, and (b) 264 shares held in custodial accounts for Mr. Wolgin’s minor children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company has a note receivable from Mr. Eugene W. Landy with a balance of $984,375 at September 30, 2011 and 2010 which is included in Loans to Officers, Directors and Key Employees included under Shareholders’ Equity. This note was signed on April 30, 2002 and is due on April 30, 2012. The interest rate is fixed at 5% and the note is collateralized by 150,000 shares of the Company stock. Interest earned by the Company on this note is $49,219 per year.

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and CMS. Daniel Cronheim received $25,000, $20,500 and $16,000 for Director’s fees in 2011, 2010 and 2009, respectively. The David Cronheim Company received $15,400, $22,773 and $20,352 in lease commissions in 2011, 2010 and 2009, respectively. The David Cronheim Mortgage Corporation, an affiliated company, received $-0-, $100,000 and $-0- in mortgage brokerage commissions in 2011, 2010 and 2009, respectively.

During fiscal 2011, 2010 and 2009, the Company was subject to management contracts with CMS for a fixed fee of $380,000. During 2011 and 2010, the Company also agreed to reimburse CMS for fees paid to subagents. CMS provides sub-agents as regional managers for the Company’s properties and during 2009, had compensated the subagents out of the $380,000 management fee. The Company paid CMS management fees (net of allocation to the minority owner of the Somerset, New Jersey shopping center) of $547,751, $421,647 and $375,477 fiscal 2011, 2010 and 2009, respectively, for the management of the properties subject to the management contract. Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

There are four Directors of the Company who are also Directors and shareholders of UMH. The Company holds common and preferred stock of UMH in its securities portfolio. See Note No. 7 included in this Form 10-K for current holdings. During 2011, the Company repurchased $5,000,000 in 8% Debentures due 2015 held by UMH.

The Company also shares officers and employees with UMH. Some general and administrative expenses were allocated between the Company and UMH based on use or services provided. Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each affiliated company. Shared expenses are allocated between the Company and UMH.

No director, executive officer, or any immediate family member of such director or executive officer may enter into any transaction or arrangement with the Company without the prior approval of the Board of Directors. . If any such transaction or arrangement is proposed, the Board of Directors will appoint a Business Judgment Committee consisting of independent directors who are also independent of the transaction or arrangement. This Committee will recommend to the Board of Directors approval or disapproval of the transaction or arrangement. In determining whether to approve such a transaction or arrangement, the Business Judgment Committee will take into account, among other factors, whether the transaction was on terms no less favorable to the Company than terms generally available to third parties and the extent of the executive officer’s or director’s involvement in such transaction or arrangement. While the Company does not have specific written standards for approving such related party transactions, such transactions are only approved if it is in the best interest of the Company and its shareholders. Additionally, the Company’s Code of Business Conduct and Ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify the Company’s General Counsel. Further, to identify related party transactions, the Company submits and requires our directors and executive officers to complete director and officer questionnaires identifying any transactions with the Company in which the director, executive officer or their immediate family members have an interest.

See identification of independent directors under Item 10 and committee members under Item 11.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

PKF served as the Company’s independent registered public accountants for the years ended September 30, 2011, 2010 and 2009. The following are fees billed by and accrued to PKF in connection with services rendered:

	2011	2010

Audit Fees	$176,000	$172,500
Audit Related Fees	15,285	43,045
Tax Fees	40,817	40,000
All Other Fees	-0-	-0-
Total Fees	$232,102	$255,545

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE(S)

(a) (1) The following Financial Statements are filed as part of this report:

(i) Report of Independent Registered Public Accounting Firm	76

(ii) Consolidated Balance Sheets as of September 30, 2011 and 2010	77 - 78

(iii) Consolidated Statements of Income for the years ended September 30, 2011, 2010 and 2009	79 -80

(iv) Consolidated Statements of Comprehensive Income for the years ended September 30, 2011, 2010 and 2009	81

(v) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2011, 2010 and 2009	82 - 83

(vi) Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009	84

(vii) Notes to the Consolidated Financial Statements	85 - 121

(a) (2) The following Financial Statement Schedule is filed as part of this report:

(i) Schedule III - Real Estate and Accumulated Depreciation as of September 30, 2011	122 - 128

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

3.2 Articles Supplementary, dated October 12, 2010 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 12, 2010)(Registration No. 001-33177).

3.3 Articles of Amendment, dated February 28, 2011 (incorporated by reference to Exhibit 3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2011)(Registration No. 001-33177).

3.4 Bylaws of the Company, as amended (incorporated by reference to the S-3 filed by the Registrant with the Securities and Exchange Commission on September 1, 2009). (Registration No. 333-161668).

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

10.18 Monmouth Real Estate Investment Corporation’s 2007 Stock Option Plan, Amended and Restated.  (incorporated herein by reference to the Registrant's proxy statement, filed on March 16, 2010). (Registration No.001-33177).

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
(h) MREIC Illinois, LLC, an Illinois limited liability company
(i) MREIC Lebanon, Tennessee, LLC, a Tennessee limited liability company
(j) MREIC Edinburg TX, LLC, a Texas limited liability company

(23)	Consent of PKF.
(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Audit Committee Charter, as amended January 16, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited the accompanying consolidated balance sheets of Monmouth Real Estate Investment Corporation (the “Company”) as of September 30, 2011 and 2010 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monmouth Real Estate Investment Corporation at September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2011, expressed an unqualified opinion thereon.

/s/ PKF

New York, New York

December 12, 2011

* * *

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

ASSETS	2011	2010

Real Estate Investments:
Land	$82,115,823	$76,650,817
Buildings and Improvements	394,815,902	371,518,637
Total Real Estate Investments	476,931,725	448,169,454
Accumulated Depreciation	(67,908,169)	(58,581,019)
Net Real Estate Investments	409,023,556	389,588,435

Real Estate Held for Sale	2,561,727	2,600,278
Cash and Cash Equivalents	6,376,808	6,814,553
Securities Available for Sale at Fair Value	44,265,059	42,517,725
Tenant and Other Receivables	1,018,733	647,261
Deferred Rent Receivable	1,661,027	1,574,933
Loans Receivable, net	187,384	268,817
Prepaid Expenses	556,541	613,994
Financing Costs, net of Accumulated Amortization of $2,122,218 and $1,731,822, respectively	2,405,426	2,443,616
Lease Costs, net of Accumulated Amortization of $825,709 and $571,324, respectively	1,227,451	1,020,402
Intangible Assets, net of Accumulated Amortization of $5,253,659 and $4,067,265, respectively	5,757,880	5,835,274
Other Assets	1,945,244	193,509

TOTAL ASSETS	$476,986,836	$454,118,797

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30,

LIABILITIES AND SHAREHOLDERS' EQUITY	2011	2010

Liabilities:
Mortgage Notes Payable	$211,614,170	$210,577,861
Subordinated Convertible Debentures	8,915,000	13,990,000
Loans Payable	16,860,950	9,273,913
Accounts Payable and Accrued Expenses	2,129,658	2,088,853
Other Liabilities	2,924,386	2,675,698

Total Liabilities	242,444,164	238,606,325

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $53,493,750 and $33,062,500 liquidation value, 2,139,750 and 1,322,500 Shares Authorized, Issued and Outstanding as of September 30, 2011 and 2010, respectively	$53,493,750	$33,062,500
Common Stock - $.01 Par Value, 50,000,000 and 40,000,000 Shares Authorized; 36,785,037 and 33,956,138 Issued as of September 30, 2011 and 2010, respectively and 36,780,037 and 33,951,138 Shares Outstanding as of September 30, 2011 and 2010, respectively	367,850	339,561
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Treasury Stock at Cost - 5,000 Shares	(24,905)	(24,905)
Additional Paid-In Capital	179,392,039	170,743,069
Accumulated Other Comprehensive Income	2,368,163	10,116,057
Loans to Officers, Directors and Key Employees	(1,082,813)	(1,201,563)
Undistributed Income	-0-	-0-
Total MREIC’s Shareholders' Equity	234,514,084	213,034,719
Noncontrolling Interests	28,588	2,477,753
Total Shareholders’ Equity	234,542,672	215,512,472

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$476,986,836	$454,118,797

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2011	2010	2009
INCOME:
Rental Revenue	$40,234,528	$37,323,455	$34,085,333
Reimbursement Revenue	7,906,956	7,889,367	7,233,165
TOTAL INCOME	48,141,484	45,212,822	41,318,498

EXPENSES:
Real Estate Taxes	7,239,075	7,098,291	6,586,939
Operating Expenses	2,384,359	1,941,663	1,847,420
General & Administrative Expense	4,155,200	3,735,687	2,782,193
Acquisition Costs	425,157	459,030	-0-
Depreciation	10,312,807	9,282,829	8,553,869
Amortization	1,855,227	1,639,244	1,568,056
TOTAL EXPENSES	26,371,825	24,156,744	21,338,477

OTHER INCOME (EXPENSE):
Interest and Dividend Income	3,100,327	2,510,909	2,502,253
Gain (Loss) on Securities Transactions, net	5,238,203	2,609,149	(6,601,460)
Interest Expense	(14,870,906)	(14,822,725)	(13,897,398)
TOTAL OTHER INCOME (EXPENSE)	(6,532,376)	(9,702,667)	(17,996,605)

INCOME FROM CONTINUING OPERATIONS	15,237,283	11,353,411	1,983,416

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	265,868	(138,159)	(176,532)

NET INCOME	15,503,151	11,215,252	1,806,884
Less: Net Income Attributable to Noncontrolling Interests	84,953	207,737	153,983

NET INCOME ATTRIBUTABLE TO MREIC’S SHAREHOLDERS	15,418,198	11,007,515	1,652,901

Preferred Dividend	4,079,219	2,521,214	2,521,214

NET INCOME (LOSS) ATTRIBUTABLE TO MREIC’S COMMON SHAREHOLDERS	$11,338,979	$8,486,301	($868,313)

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2011	2010	2009
BASIC INCOME (LOSS) – PER SHARE
Income from Continuing Operations	$.43	$.37	$.07
Income from Discontinued Operations	.01	-0-	-0-
Net Income	.44	.37	.07
Less: Net Income Attributable to Noncontrolling Interests	(-0-)	(.01)	(-0-)
Net Income Attributable to MREIC’s Shareholders	.44	.36	.07
Less: Preferred Dividend	(.12)	(.08)	(.10)
Net Income (Loss) Attributable to MREIC’s Common Shareholders	$.32	$.28	($.03)

DILUTED INCOME (LOSS) – PER SHARE
Income from Continuing Operations	$.43	$.37	$.07
Income from Discontinued Operations	.01	-0-	-0-
Net Income	.44	.37	.07
Less: Net Income Attributable to Noncontrolling Interests	(-0-)	(.01)	(-0-)
Net Income Attributable to MREIC’s Shareholders	.44	.36	.07
Less: Preferred Dividend	(.12)	(.08)	(.10)
Net Income (Loss) Attributable to MREIC’s Common Shareholders	$.32	$.28	($.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	35,083,457	30,371,217	24,981,427
Diluted	35,131,718	30,382,396	24,988,386

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30, 2011, 2010, AND 2009

	2011	2010	2009

NET INCOME	$15,503,151	$11,215,252	$1,806,884
Other Comprehensive Income:
Total Other Comprehensive Income (Loss) Related to the
Change in Unrealized Net Holding Gain on Securities
Available for Sale, Net of Reclassification Adjustment	(7,747,894)	6,319,226	9,936,282
TOTAL COMPREHENSIVE INCOME	7,755,257	17,534,478	11,743,166
Less: Comprehensive Income Attributable to
Noncontrolling Interests	84,953	207,737	153,983
COMPREHENSIVE INCOME ATTRIBUTABLE TO
MREIC’s SHAREHOLDERS	7,670,304	17,326,741	11,589,183
Less: Preferred Dividend	4,079,219	2,521,214	2,521,214
COMPREHENSIVE INCOME ATTRIBUTABLE TO
MREIC’s COMMON SHAREHOLDERS	$3,591,085	$14,805,527	$9,067,969

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2011, 2010, AND 2009

	Common Stock	Preferred Stock	Treasury Stock	Additional Paid in Capital	Loans to Officers Directors and Key Employees

Balance September 30, 2008	$245,671	$33,062,500	$-0-	$133,943,807	($1,201,563)
Shares Issued in Connection with the DRIP	12,217	-0-	-0-	7,438,287	-0-
Purchase of Treasury Stock	-0-	-0-	(24,905)	-0-	-0-
Distributions	-0-	-0-	-0-	(15,852,492)	-0-
Distributions to Noncontrolling Interest	-0-	-0-	-0-	-0-	-0-
Net Income Attributable to MREIC’s Common Shareholders	-0-	-0-	-0-	-0-	-0-
Net Income Attributable to Noncontrolling Interest	-0-	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	77,351	-0-
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2009	257,888	33,062,500	(24,905)	125,606,953	(1,201,563)
Shares Issued in Connection with the DRIP	22,529	-0-	-0-	15,907,876	-0-
Shares Issued in Connection with Registered Direct Placements, net of offering costs	57,302	-0-	-0-	38,581,635	-0-
Shares Issued Through the Exercise of Stock Options	1,163	-0-	-0-	763,134	-0-
Shares Issued Through Restricted Stock Awards	679	-0-	-0-	(679)	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	33,860	-0-
Purchase of Noncontrolling Interest	-0-	-0-	-0-	(169,786)	-0-
Distributions	-0-	-0-	-0-	(9,979,924)	-0-
Distributions to Noncontrolling Interest	-0-	-0-	-0-	-0-	-0-
Net Income Attributable to MREIC’s Common Shareholders	-0-	-0-	-0-	-0-	-0-
Net Income Attributable to Noncontrolling Interest	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2010	339,561	33,062,500	(24,905)	170,743,069	(1,201,563)
Shares Issued in Connection with the DRIP	24,787	-0-	-0-	19,347,548	-0-
Shares Issued in Connection with Registered Direct Placements, net of offering costs	-0-	20,431,250	-0-	(1,452,615)	-0-
Shares Issued Through the Exercise of Stock Options	2,859	-0-	-0-	2,178,625	-0-
Shares Issued Through Restricted Stock Awards	754	-0-	-0-	(754)	-0-
Cancellation of Shares related to Forfeiture of Restricted Stock Awards	(111)	-0-	-0-	111	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	163,150	-0-
Purchase of Noncontrolling Interest	-0-	-0-	-0-	(1,765,041)	-0-
Distributions	-0-	-0-	-0-	(9,822,054)	-0-
Distributions to Noncontrolling Interest	-0-	-0-	-0-	-0-	-0-
Repayment of Loans	-0-	-0-	-0-	-0-	118,750
Net Income Attributable to MREIC’s Common Shareholders	-0-	-0-	-0-	-0-	-0-
Net Income Attributable to Noncontrolling Interest	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2011	$367,850	$53,493,750	($24,905)	$179,392,039	($1,082,813)

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2011, 2010 AND 2009, CONT’D.

	Undistributed Income (Loss)	Accumulated Other Compre- hensive Income (Loss)	Total MREIC’s Shareholders' Equity	Noncontrolling Interest	Total Shareholders’ Equity

Balance September 30, 2008	$-0-	($6,139,451)	$159,910,964	$3,619,156	$163,530,120
Shares Issued in Connection with the DRIP	-0-	-0-	7,450,504	-0-	7,450,504
Purchase of Treasury Stock	-0-	-0-	(24,905)	-0-	(24,905)
Distributions	868,313	-0-	(14,984,179)	-0-	(14,984,179)
Distributions to Noncontrolling Interest	-0-	-0-	-0-	(379,693)	(379,693)
Net Loss Attributable to MREIC’s Common Shareholders	(868,313)	-0-	(868,313)	-0-	(868,313)
Net Income Attributable to Noncontrolling Interest	-0-	-0-	-0-	153,983	153,983
Stock Based Compensation Expense	-0-	-0-	77,351	-0-	77,351
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	9,936,282	9,936,282	-0-	9,936,282
Balance September 30, 2009	-0-	3,796,831	161,497,704	3,393,446	164,891,150
Shares Issued in Connection with the DRIP	-0-	-0-	15,930,405	-0-	15,930,405
Shares Issued in Connection with Registered Direct Placements, net of offering costs	-0-	-0-	38,638,937	-0-	38,638,937
Shares Issued Through the Exercise of Stock Options	-0-	-0-	764,297	-0-	764,297
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	33,860	-0-	33,860
Purchase of Noncontrolling Interest	-0-	-0-	(169,786)	(779,016)	(948,802)
Distributions	(8,486,301)	-0-	(18,466,225)	-0-	(18,466,225)
Distributions to Noncontrolling Interest	-0-	-0-	-0-	(344,414)	(344,414)
Net Income Attributable to MREIC’s Common Shareholders	8,486,301	-0-	8,486,301	-0-	8,486,301
Net Income Attributable to Noncontrolling Interest	-0-	-0-	-0-	207,737	207,737
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	6,319,226	6,319,226	-0-	6,319,226
Balance September 30, 2010	-0-	10,116,057	213,034,719	2,477,753	215,512,472
Shares Issued in Connection with the DRIP	-0-	-0-	19,372,335	-0-	19,372,335
Shares Issued in Connection with Registered Direct Placements, net of offering costs	-0-	-0-	18,978,635	-0-	18,978,635
Shares Issued Through the Exercise of Stock Options	-0-	-0-	2,181,484	-0-	2,181,484
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-	-0-	-0-
Cancellation of Shares related to Forfeiture of Restricted Stock Awards	-0-	-0-	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	163,150	-0-	163,150
Purchase of Noncontrolling Interest	-0-	-0-	(1,765,041)	(2,373,250)	(4,138,291)
Distributions	(11,338,979)	-0-	(21,161,033)	-0-	(21,161,033)
Distributions to Noncontrolling Interest	-0-	-0-	-0-	(160,868)	(160,868)
Repayment of loans	-0-	-0-	118,750	-0-	118,750
Net Income Attributable to MREIC’s Common Shareholders	11,338,979	-0-	11,338,979	-0-	11,338,979
Net Income Attributable to Noncontrolling Interest	-0-	-0-	-0-	84,953	84,953
Unrealized Net Holding (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(7,747,894)	(7,747,894)	-0-	(7,747,894)
Balance September 30, 2011	$-0-	$2,368,163	$234,514,084	$28,588	$234,542,672

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$15,503,151	$11,215,252	$1,806,884
Noncash Items Included in Net Income:
Depreciation & Amortization	12,249,416	11,275,679	10,530,768
Stock Based Compensation Expense	163,150	33,860	77,351
(Gain) Loss on Securities Transactions, net	(5,238,203)	(2,609,149)	6,601,460
Changes in:
Tenant, Deferred Rent & Other Receivables	(457,566)	(432,857)	643,948
Prepaid Expenses & Other Assets	(382,622)	(252,423)	(789,653)
Accounts Payable, Accrued Expenses & Other Liabilities	289,493	(234,703)	720,697
NET CASH PROVIDED FROM OPERATING ACTIVITIES	22,126,819	18,995,659	19,591,455

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(18,841,546)	(48,225,328)	(4,088,300)
Capital Improvements & Purchases of Equipment	(1,437,395)	(885,829)	(4,149,178)
Purchase of Noncontrolling Interests	(4,138,291)	(948,802)	-0-
Deposits on Acquisitions of Real Estate	(1,722,850)	-0-	-0-
Purchase of Securities Available for Sale	(20,347,387)	(19,001,455)	(5,890,534)
Proceeds from Sale of Securities Available for Sale	16,090,362	13,236,770	2,406,354
Repayment of Employee Loan	118,750	-0-	-0-
Collections on Loans Receivable	31,189	122,875	65,744
NET CASH USED IN INVESTING ACTIVITIES	(30,247,168)	(55,701,769)	(11,655,914)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Mortgages	7,800,000	27,100,000	11,125,073
Principal Payments on Mortgages	(17,341,678)	(13,336,548)	(11,022,422)
Net Proceeds from (Payments on) Loans	7,587,037	(9,789,837)	4,512,803
Repurchase of Subordinated Convertible Debentures	(5,075,000)	-0-	(1,000,000)
Financing Costs on Debt	(419,089)	(535,626)	(358,882)
Net Distributions to Noncontrolling Interests	(160,868)	(344,414)	(379,693)
Proceeds from Registered Direct Placement of Preferred Stock, net of offering costs	18,978,635	-0-	-0-
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	-0-	38,661,466	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of reinvestments	14,091,303	11,261,278	3,122,476
Proceeds from Exercise of Options	2,181,484	764,297	-0-
Repurchase of Common Stock, held in treasury	-0-	-0-	(24,905)
Preferred Dividends Paid	(4,079,219)	(2,521,214)	(2,521,214)
Dividends Paid, Net of Reinvestments	(15,880,001)	(13,819,627)	(10,656,151)
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	7,682,604	37,439,775	(7,202,915)

Net Increase (Decrease) in Cash and Cash Equivalents	(437,745)	733,665	732,626
Cash and Cash Equivalents at Beginning of Year	6,814,553	6,080,888	5,348,262

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,376,808	$6,814,553	$6,080,888

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation (a Maryland corporation) and its subsidiaries (the Company) operate as a real estate investment trust (REIT), deriving its income primarily from real estate rental operations. As of September 30, 2011 and 2010, rental properties consisted of sixty-six and sixty-three property holdings, respectively. These properties are located in twenty-five states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Missouri, Mississippi, North Carolina, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. The Company also owns a portfolio of investment securities.

Use of Estimates

In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Principles of Consolidation and Noncontrolling Interest

The consolidated financial statements include the Company and its wholly-owned subsidiaries. In 2005, the Company formed MREIC Financial, Inc., a taxable REIT subsidiary which has had no activity since inception. In 2007, the Company merged with Monmouth Capital, with Monmouth Capital surviving as a wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

At September 30, 2011, Monmouth Capital owns a 51% majority interest in Palmer Terrace Realty Associates, LLC (a New Jersey limited liability company) (Palmer Terrace). The Company consolidates the results of operations of Palmer Terrace. Noncontrolling interest represents 49% of the members’ equity in Palmer Terrace.

During fiscal 2011, Monmouth Capital purchased the remaining 37% noncontrolling interest in Wheeling Partners, LLC which owns the property in Wheeling, Illinois. The excess of the purchase price over the carrying value of the noncontrolling interest amounted to approximately $1,765,000 and has been reflected as an adjustment to additional paid in capital in the accompanying Statement of Shareholders’ Equity. During fiscal 2010, Monmouth Capital purchased the remaining 35% noncontrolling interest in Jones EPI, LLC, which owns the property in El Paso, Texas. The excess of the purchase price over the carrying value of the noncontrolling interest amounted to $169,786 and has been reflected as an adjustment to additional paid in capital in the accompanying Statement of Shareholders’ Equity.

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

Acquisitions

The Company accounts for acquisitions in accordance with Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805) which requires transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are expensed as incurred.

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

The purchase price is further allocated to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. Acquired above and below market leases are amortized to rental revenue over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles is amortized to amortization expense over the remaining lease term. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases and the in-place lease value is immediately charged to expense.

Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities. The Company’s securities consist primarily of debt securities and common and preferred stock of other REITs. These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. These securities are classified among three categories: held-to-maturity, trading and available-for-sale. As of September 30, 2011 and 2010, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices. Gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

The Company individually reviews and evaluates our marketable securities for impairment on a quarterly basis or when events or circumstances occur. The Company considers, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position. The Company has developed a general policy of evaluating whether an unrealized loss is other than temporary. On a quarterly basis, the Company makes an initial review of every individual security in its portfolio. If the security is impaired, the Company first determines its intent and ability to hold this investment for a period of time sufficient to allow for any anticipated recovery in market value. Next, the Company determines the length of time and the extent of the impairment. Barring other factors, including the downgrading of the security or the cessation of dividends, if the fair value of the security is below cost by less than 20% for less than 6 months and the Company has the intent and ability to hold the security, the security is deemed to not be other than temporarily impaired. Otherwise, the Company reviews additional information to determine whether the impairment is other than temporary. The Company discusses and analyzes any relevant information known about the security, such as:

a. Whether the decline is attributable to adverse conditions related to the security or to specific conditions in an industry or in a geographic area.

b. Any downgrading of the security by a rating agency.

c. Whether the financial condition of the issuer has deteriorated.

d. Status of dividends – Whether dividends have been reduced or eliminated, or scheduled interest payments have not been made.

e. Analysis of the underlying assets (including NAV analysis) using independent analysis or recent transactions.

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

Intangible Assets, Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases. Upon termination of a lease, the unamortized portion is immediately charged to expense. The weighted-average amortization period upon acquisition for intangible assets recorded during 2011, 2010 and 2009 was 12 years, 9 years and 12 years, respectively.

Costs incurred in connection with the execution of leases are deferred and are amortized over the term of the respective leases. Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms. Costs incurred in connection with obtaining mortgages and other financings and refinancing are deferred and are amortized over the term of the related obligations. Unamortized costs are charged to expense upon prepayment of the obligation. Amortization expense related to these deferred assets was $702,379, $619,527 and $480,839 for the years ended September 30, 2011, 2010 and 2009, respectively. The Company estimates that aggregate amortization expense for existing assets will be approximately $708,000, $580,000, $489,000, $417,000 and $341,000 for the fiscal years 2012, 2013, 2014, 2015 and 2016, respectively.

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

Discontinued Operations

The Company follows the provisions of ASC 360-10, Property Plant & Equipment (ASC 360-10). ASC 360-10 addresses financial accounting and reporting for the disposal of long-lived assets that are considered a component. A component is comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the rest of the Company. ASC 360-10 requires that the results of operations and gains or losses on the sale of a component of an entity be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the property after the disposal transaction. ASC 360-10 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of income.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) plus interest expense related to the Convertible Subordinated Debentures (the Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period. Interest expense of $796,894, $1,119,200 and $1,119,200 for 2011, 2010 and 2009, respectively, and common shares totaling 863,100, 1,304,148 and 1,304,148 for 2011, 2010 and 2009, respectively related to potential conversion of the Debentures are excluded from the calculation due to their antidilutive effect. Common stock equivalents of 48,261, 11,179 and 6,959 are included in the diluted weighted average shares outstanding for 2011, 2010 and 2009, respectively. As of September 30, 2011, 2010 and 2009, options to purchase 300,850, 82,828 and 317,741 shares, respectively, were antidilutive.

Stock Compensation Plan

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.   ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $163,150, $33,860 and $77,351 have been recognized in 2011, 2010 and 2009, respectively. Included in Note No. 10 to these consolidated financial statements are the assumptions and methodology.

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

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of September 30, 2011.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of September 30, 2011, the fiscal tax years 2007 through and including 2011 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

Comprehensive Income

Comprehensive income is comprised of net income (net of preferred stock dividends) and other comprehensive income. Other comprehensive income consists of unrealized gains or losses on securities available for sale.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations or cash flows.

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

NOTE 2 – REAL ESTATE INVESTMENTS

The following is a summary of the cost and accumulated depreciation of the Company's land, buildings and improvements at September 30, 2011 and 2010:

September 30, 2011	Property Type	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
ALABAMA:
Huntsville	Industrial	$742,500	$2,731,068	$436,195	$3,037,373
ARIZONA:
Tolleson	Industrial	1,320,000	13,336,442	2,905,038	11,751,404
COLORADO:
Colorado Springs	Industrial	1,270,000	5,918,640	724,835	6,463,805
Denver	Industrial	1,150,000	5,204,051	766,878	5,587,173
CONNECTICUT:
Newington	Industrial	410,000	2,980,459	805,087	2,585,372
FLORIDA:
Cocoa	Industrial	1,881,316	8,640,139	778,430	9,743,025
Ft. Myers	Industrial	1,910,000	2,557,289	574,425	3,892,864
Jacksonville	Industrial	1,165,000	4,942,099	1,570,019	4,537,080
Lakeland	Industrial	261,000	1,635,448	190,282	1,706,166
Orlando	Industrial	2,200,000	6,274,556	583,317	7,891,239
Punta Gorda	Industrial	660,000	3,444,915	386,407	3,718,508
Tampa (FDX Ground)	Industrial	5,000,000	12,714,863	2,435,902	15,278,961
Tampa (FDX)	Industrial	2,830,000	4,708,417	644,634	6,893,783
Tampa (Kelloggs)	Industrial	1,867,000	3,749,874	442,422	5,174,452
GEORGIA:
Augusta (FDX Ground)	Industrial	614,406	4,711,968	650,780	4,675,594
Augusta (FDX)	Industrial	380,000	1,400,943	161,640	1,619,303
Griffin	Industrial	760,000	14,108,857	1,957,835	12,911,022
ILLINOIS:
Burr Ridge	Industrial	270,000	1,279,716	447,059	1,102,657
Elgin	Industrial	1,280,000	5,529,488	1,346,872	5,462,616
Granite City	Industrial	340,000	12,046,675	2,935,498	9,451,177
Montgomery	Industrial	2,000,000	9,242,162	1,087,044	10,155,118
Rockford	Industrial	1,100,000	4,440,000	56,925	5,483,075
Schaumburg	Industrial	1,039,800	3,847,580	1,494,288	3,393,092
Wheeling	Industrial	5,112,120	13,401,112	1,844,280	16,668,952
IOWA:
Urbandale	Industrial	310,000	1,851,895	827,151	1,334,744
KANSAS:
Edwardsville	Industrial	1,185,000	5,835,401	1,280,148	5,740,253
Topeka	Industrial	-0-	3,679,843	235,937	3,443,906
MARYLAND:
Beltsville	Industrial	3,200,000	11,162,239	2,065,361	12,296,878
MICHIGAN:
Orion	Industrial	3,630,000	13,053,289	1,472,068	15,211,221
Romulus	Industrial	531,000	3,686,432	1,279,020	2,938,412
MINNESOTA:
White Bear Lake	Industrial	1,393,000	3,764,126	443,239	4,713,887

September 30, 2011 (cont’d)
	Property Type	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
MISSOURI:
Kansas City	Industrial	$660,000	$4,068,374	$470,760	$4,257,614
Liberty	Industrial	723,000	6,554,744	2,263,022	5,014,722
O' Fallon	Industrial	264,000	3,636,602	1,512,832	2,387,770
St. Joseph	Industrial	800,000	11,753,964	3,164,366	9,389,598
MISSISSIPPI:
Ridgeland	Industrial	218,000	1,629,135	828,661	1,018,474
Richland	Industrial	211,000	1,267,000	550,138	927,862
NORTH CAROLINA:
Fayetteville	Industrial	172,000	4,681,114	1,714,285	3,138,829
Greensboro	Industrial	327,100	1,868,246	1,036,325	1,159,021
Monroe	Industrial	500,000	4,983,272	1,213,652	4,269,620
Winston-Salem	Industrial	980,000	5,656,481	1,375,223	5,261,258
NEBRASKA:
Omaha	Industrial	1,170,000	4,519,405	1,471,700	4,217,705
NEW JERSEY:
Carlstadt (1)	Industrial	1,194,000	3,645,501	397,245	4,442,256
Somerset (2)	Shopping Center	55,182	1,302,315	1,219,860	137,637
NEW YORK:
Cheektowaga	Industrial	4,768,000	6,155,550	695,164	10,228,386
Orangeburg	Industrial	694,720	2,995,998	1,796,801	1,893,917
OHIO:
Bedford Heights	Industrial	990,000	5,573,999	600,574	5,963,425
Richfield	Industrial	1,000,000	7,200,383	1,016,045	7,184,338
West Chester Township	Industrial	695,000	4,366,253	1,184,745	3,876,508
PENNSYLVANIA:
Monaca	Industrial	330,772	2,463,710	1,264,500	1,529,982
SOUTH CAROLINA:
Hanahan (FDX)	Industrial	930,000	6,676,670	860,191	6,746,479
Hanahan (Norton)	Industrial	1,129,000	11,843,474	1,973,155	10,999,319
Ft. Mill	Industrial	1,670,000	10,045,000	386,346	11,328,654
TENNESSEE:
Chattanooga	Industrial	300,000	4,467,271	516,147	4,251,124
Lebanon	Industrial	2,230,000	11,985,126	153,660	14,061,466
Memphis	Industrial	1,220,000	13,380,000	514,620	14,085,380
Shelby County	Vacant Land	11,065	-0-	-0-	11,065

September 30, 2011 (cont’d)
	Property Type	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
TEXAS:
Carrollton (Dallas)	Industrial	$1,500,000	$16,240,000	$624,615	$17,115,385
Edinburg	Industrial	1,000,000	6,414,000	82,231	7,331,769
El Paso	Industrial	2,088,242	4,519,427	520,875	6,086,794
El Paso	Vacant Land	1,133,600	-0-	-0-	1,133,600
Houston	Industrial	1,730,000	6,322,355	244,349	7,808,006
VIRGINIA:
Charlottesville	Industrial	1,170,000	2,902,518	919,431	3,153,087
Richmond (FDX)	Industrial	1,160,000	6,543,393	1,754,496	5,948,897
Richmond (Carrier)	Industrial	446,000	3,924,915	450,340	3,920,575
Roanoke	Industrial	1,853,000	4,962,697	555,548	6,260,149
WISCONSIN:
Cudahy	Industrial	980,000	8,387,024	1,747,251	7,619,773
Total as of September 30, 2011		$82,115,823	$394,815,902	$67,908,169	$409,023,556

(1)     The Company owns 51% of the entity which owns this property.

(2)     This represents the Company's 2/3 undivided interest in the property.

September 30, 2010	Property Type	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
ALABAMA:
Huntsville	Industrial	$742,500	$ 2,724,418	$364,713	$3,102,205
ARIZONA:
Tolleson	Industrial	1,320,000	13,329,000	2,563,159	12,085,841
COLORADO:
Colorado Springs	Industrial	1,270,000	5,918,640	573,095	6,615,545
Denver	Industrial	1,150,000	5,198,816	632,501	5,716,315
CONNECTICUT:
Newington	Industrial	410,000	2,978,029	725,597	2,662,432
FLORIDA:
Cocoa	Industrial	1,881,316	8,628,280	552,976	9,956,620
Ft. Myers	Industrial	1,910,000	2,541,044	502,067	3,948,977
Jacksonville	Industrial	1,165,000	4,930,806	1,425,055	4,670,751
Lakeland	Industrial	261,000	1,621,163	145,484	1,736,679
Orlando	Industrial	2,200,000	6,270,908	403,228	8,067,680
Punta Gorda	Industrial	660,000	3,441,992	297,821	3,804,171
Tampa (FDX Ground)	Industrial	5,000,000	12,660,003	2,110,366	15,549,637
Tampa (FDX)	Industrial	2,830,000	4,704,302	522,678	7,011,624
Tampa (Kelloggs)	Industrial	1,867,000	3,728,904	341,802	5,254,102
GEORGIA:
Augusta (FDX Ground)	Industrial	613,000	4,711,968	527,935	4,797,033
Augusta (FDX)	Industrial	380,000	1,400,943	125,720	1,655,223
Griffin	Industrial	760,000	14,108,857	1,595,960	13,272,897

September 30, 2010 (cont’d)
	Property Type	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
ILLINOIS:
Burr Ridge	Industrial	$ 270,000	$1,292,087	$425,026	$1,137,061
Elgin	Industrial	1,280,000	5,529,488	1,205,096	5,604,392
Granite City	Industrial	340,000	12,046,675	2,626,426	9,760,249
Montgomery	Industrial	2,000,000	9,242,162	848,755	10,393,407
Schaumburg	Industrial	1,039,800	3,866,158	1,392,225	3,513,733
Wheeling (1)	Industrial	5,112,120	13,401,113	1,367,754	17,145,479
IOWA:
Urbandale	Industrial	310,000	1,854,515	780,329	1,384,186
KANSAS:
Edwardsville	Industrial	1,185,000	5,835,401	1,126,922	5,893,479
Topeka	Industrial	-0-	3,679,843	141,545	3,538,298
MARYLAND:
Beltsville	Industrial	3,200,000	11,175,829	1,778,745	12,597,084
MICHIGAN:
Orion	Industrial	3,630,000	13,053,289	1,136,349	15,546,940
Romulus	Industrial	531,000	3,686,432	1,177,751	3,039,681
MINNESOTA:
White Bear Lake	Industrial	1,393,000	3,764,126	342,819	4,814,307
MISSOURI:
Kansas City	Industrial	660,000	4,068,374	364,734	4,363,640
Liberty	Industrial	723,000	6,519,412	2,095,450	5,146,962
O' Fallon	Industrial	264,000	3,603,188	1,403,782	2,463,406
St. Joseph	Industrial	800,000	11,753,964	2,862,998	9,690,966
MISSISSIPPI:
Ridgeland	Industrial	218,000	1,629,106	761,061	1,086,045
Richland	Industrial	211,000	1,267,000	517,642	960,358
NORTH CAROLINA:
Fayetteville	Industrial	172,000	4,687,862	1,593,042	3,266,820
Greensboro	Industrial	327,100	1,870,900	1,013,163	1,184,837
Monroe	Industrial	500,000	4,983,272	1,085,615	4,397,657
Winston-Salem	Industrial	980,000	5,675,193	1,244,876	5,410,317
NEBRASKA:
Omaha	Industrial	1,170,000	4,514,245	1,340,278	4,343,967
NEW JERSEY:
Carlstadt (1)	Industrial	1,194,000	3,645,501	303,771	4,535,730
Somerset (2)	Shopping Center	55,182	1,302,315	1,203,294	154,203
NEW YORK:
Cheektowaga	Industrial	4,768,000	6,139,362	505,285	10,402,077
Orangeburg	Industrial	694,720	3,004,321	1,706,856	1,992,185
OHIO:
Bedford Heights	Industrial	990,000	4,952,526	446,117	5,496,409
Richfield	Industrial	1,000,000	7,200,383	830,666	7,369,717
West Chester Township	Industrial	695,000	4,366,253	1,072,189	3,989,064

September 30, 2010 (cont’d)
	Property Type	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
PENNSYLVANIA:
Monaca	Industrial	330,772	2,959,800	1,997,547	1,293,025
SOUTH CAROLINA:
Hanahan (FDX)	Industrial	930,000	6,676,670	688,223	6,918,447
Hanahan (Norton)	Industrial	1,129,000	11,843,474	1,669,476	11,302,998
Ft. Mill	Industrial	1,670,000	10,045,000	128,782	11,586,218
TENNESSEE:
Chattanooga	Industrial	300,000	4,467,271	400,815	4,366,456
Memphis	Industrial	1,220,000	13,380,000	171,540	14,428,460
Shelby County	Vacant Land	11,065	-0-	-0-	11,065
TEXAS:
Carrollton (Dallas)	Industrial	1,500,000	16,240,000	208,205	17,531,795
El Paso	Industrial	2,088,242	4,514,427	405,125	6,197,544
Houston	Industrial	1,730,000	6,322,335	81,128	7,971,207
VIRGINIA:
Charlottesville	Industrial	1,170,000	2,852,700	839,916	3,182,784
Richmond (FDX)	Industrial	1,160,000	6,527,170	1,578,563	6,108,607
Richmond (Carrier)	Industrial	446,000	3,924,915	348,979	4,021,936
Roanoke	Industrial	1,853,000	4,869,463	427,301	6,295,162
WISCONSIN:
Cudahy	Industrial	980,000	8,387,044	1,524,701	7,842,343
Total as of September 30, 2010		$76,650,817	$371,518,637	$58,581,019	$389,588,435

(1)     The Company owned a majority interest in the entities which own these properties.

(2)     This represents the Company's 2/3 undivided interest in the property.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Fiscal 2011

Acquisitions

On October 28, 2010, the Company purchased a 381,240 square foot industrial building located in Lebanon, Tennessee. The building is 100% net leased to CBOCS Distribution, Inc., a subsidiary of Cracker Barrel Old Country Store, Inc., which guarantees the lease through June 30, 2024. The purchase price was approximately $14,500,000. The Company assumed the existing mortgage with an outstanding balance of $8,645,181 at a fixed interest rate of 7.6% which matures on July 1, 2019 and paid the remainder in cash from the proceeds of the Company’s registered direct placement of common stock completed in April 2010. Annual rental income over the remaining term of the lease is approximately $1,364,000. The Company recorded an intangible asset related to the lease in-place of $285,000.

On November 1, 2010, the Company purchased a 66,387 square foot industrial building located in Rockford, Illinois. The building is 100% net leased to The Sherwin-Williams Company through December 31, 2023. The purchase price was approximately $5,800,000. The Company assumed an existing mortgage with an outstanding balance of $1,932,807 at a fixed interest rate of 5.5% which matures on December 10, 2013 and paid the remainder in cash from the proceeds of the Company’s registered direct placement of common stock completed in April 2010. Annual rental income over the remaining term of the lease is approximately $464,000. The Company recorded an intangible asset related to the lease in-place of $260,000.

On December 15, 2010, the Company completed the acquisition of the remaining 37% noncontrolling interest in Wheeling Partners, LLC (Wheeling Partners), an Illinois limited liability company, for approximately $4,100,000. Wheeling Partners owns a 123,000 square foot industrial building in Wheeling, Illinois which is leased to FedEx Ground Package Systems, Inc. through May 2017. Prior to this transaction, the Company owned 63% of Wheeling Partners. The Company paid for the noncontrolling interest using proceeds from the registered direct placement of preferred stock completed in October 2010. The excess of purchase price over the carrying amount of the noncontrolling interest acquired is approximately $1,765,000 and has been reflected as an adjustment to additional paid-in capital.

On January 26, 2011, the Company purchased 8.6 acres adjacent to the property currently owned by the Company in El Paso, Texas, which is leased to FedEx Ground Package Systems, Inc. This land was purchased for future expansion and the total cost was approximately $1,134,000.

On September 30, 2011, the Company purchased an 113,582 square foot industrial building located in Edinburgh, Texas. The building is 100% net leased to FedEx Ground Package Systems, Inc. through August 31, 2021. The purchase price was approximately $8,000,000. The Company obtained a mortgage of $4,800,000 at a fixed interest rate of 5.85% for the first 5 years and paid the remainder with a draw on the Company’s line of credit. On November 1, 2016, the interest rate on the mortgage resets to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%. This mortgage matures on September 30, 2021. Annual rental income over the remaining term of the lease is approximately $598,000. The Company recorded an intangible asset related to the lease in-place of $564,000.

Fiscal 2010

Acquisitions

On October 22, 2009, the Company purchased a 449,900 square foot industrial building located in Memphis, Tennessee. The building is 100% net-leased to FedEx Supply Chain Services, Inc. a subsidiary of FedEx Ground Package Systems, Inc., through May 31, 2019. The purchase price was approximately $14,600,000. The Company obtained a mortgage of $10,000,000 at a fixed interest rate of 6.25% which matures on October 15, 2014 and paid the remainder in cash from the proceeds of the registered direct placement of common stock completed in October 2009. Annualized rental income over the term of this lease is approximately $1,281,000 per year.

On December 23, 2009, the Company purchased a 91,295 square foot industrial building located in Houston, Texas. The building is 100% net-leased to National Oilwell DHT, L.P., a subsidiary of National Oilwell Varco, Inc., through September 30, 2022. The purchase price was approximately $8,100,000. The Company obtained a mortgage of $5,400,000 at a fixed interest rate of 6.875% which matures on September 10, 2022 and paid the remainder in cash from the proceeds of the registered direct placement of common stock completed in October 2009. Annualized rental income over the term of this lease is approximately $721,000 per year.

On January 27, 2010, the Company purchased an 184,317 square foot industrial building located in Carrollton (Dallas), Texas. The building is 100% net-leased to Carrier Corporation through Carrier Enterprises, LLC, a wholly owned subsidiary of United Technologies. Inc, through January 11, 2019. The purchase price was $17,900,000. The Company recorded an intangible asset related to the lease in-place of $60,000. The Company obtained a mortgage of $11,700,000 at a fixed interest rate of 6.75% which matures on February 1, 2025 and paid the remainder using a draw on the margin loan. Annualized rental income over the term of this lease is approximately $1,518,000 per year.

On March 2, 2010, the Company completed the acquisition of the remaining 35% noncontrolling interest in Jones EPI, LLC (Jones EPI), a Delaware limited liability company, for approximately $949,000. Jones EPI owns a 92,000 square foot industrial building located in El Paso, Texas which is leased to FedEx Ground Package Systems, Inc. through 2015. The noncontrolling interest was purchased from Jones Willmar, LLC, a Missouri limited liability company, which constructed the building for the tenant in 2005. Prior to this acquisition, the Company owned 65% of Jones EPI. The Company paid for the noncontrolling interest using a draw on the margin loan.

On June 15, 2010, the Company purchased a 112,784 square foot industrial building located in Ft. Mill, South Carolina. The building is 100% net-leased to FedEx Ground Package Systems, Inc. through September 30, 2019. The purchase price was approximately $12,540,000. The Company recorded an intangible asset related to the lease in-place of $824,600. The Company assumed the existing mortgage with an outstanding balance of approximately $4,764,000 at a fixed interest rate of 7% which matures on October 10, 2019 and paid the remainder in cash using proceeds of the registered direct placement of common stock completed in April 2010. Annualized rental income over the term of this lease is approximately $1,024,000.

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during fiscal 2011 and 2010 assuming that the acquisitions had occurred as of October 1, 2009, after giving effect to certain adjustments including (a) rental revenue adjustments resulting from the straight-lining of scheduled rent increases (b) interest expenses resulting from the assumed increase in mortgage notes payable related to the new acquisitions and (c) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	2011	2010
Rental and Reimbursement Revenues	$48,893,800	$49,109,300
Net Income Attributable to MREIC’s Common Shareholders	$11,547,300	$9,366,900
Basic and Diluted Net Income per Share Attributable to MREIC’s Common Share- holders	$.33	$0.31

The ultimate parents of these tenants; National Oilwell Varco, Inc., Carrier Corporation, Cracker Barrel Old Country Store, Inc., The Sherwin-Williams Company and Federal Express Corporation, are public companies and financial information related to these entities can be found on the Securities and Exchange Commission website at www.SEC.gov.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the estimated value of the leases in-place at acquisition for the following properties and are amortized over the remaining term of the lease:

	September 30, 2011	September 30, 2010

Denver, CO	$28,162	$37,103
Hanahan, SC (Norton)	536,371	680,902
Augusta, GA (FedEx Gr)	66,533	88,053
Richfield, OH	210,868	250,717
Colorado Springs, CO	182,712	227,458
Griffin, GA	344,064	408,914
Roanoke, VA	242,773	295,412
Wheeling, IL	1,058,868	1,292,320
Lakeland, FL	31,497	56,752
El Paso, TX	462,954	693,474
Chattanooga, TN	5,773	10,784
Bedford Heights, OH	106,949	160,202
Kansas City, MO	34,658	72,814
Orion, MI	284,904	337,886
Topeka, KS	338,417	371,961
Carrollton, TX	48,514	55,077
Ft. Mill, SC	707,980	795,445
Lebanon, TN	264,398	-0-
Rockford, IL	242,155	-0-
Edinburg, TX	559,330	-0-

Total Intangible Assets, net	$5,757,880	$5,835,274

Amortization expense related to these intangible assets was $1,152,848, $1,215,797 and $1,443,636 for the years ended September 30, 2011, 2010 and 2009, respectively. The Company estimates that aggregate amortization expense for existing assets will be approximately $1,236,000, $1,178,000, $883,000, $766,000 and $603,000 for each of the fiscal years 2012, 2013, 2014, 2015 and 2016, respectively

NOTE 5 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company has approximately 7,532,000 square feet of property. During fiscal 2011, 2010 and 2009, three tenants leased greater than 5% of total rentable square footage as follows:

	2011	2010	2009

FDX and Subsidiaries	47%	49%	46%
Mead Corporation, subleased to Hallmark Cards, Inc.	5%	6%	6%
Cracker Barrel Old Country Store, Inc.	5%	-0-	-0-

During fiscal 2011, 2010, and 2009, the only tenant that accounted for more than 5% of our total rental and reimbursement revenue was FDX and subsidiaries. Rental and reimbursement revenue from FDX and subsidiaries totaled approximately $26,883,000, $26,160,000 and $24,526,000 for the years ended September 30, 2011, 2010 and 2009, respectively. During fiscal 2011, 2010 and 2009, rental income and occupancy charges from properties leased to FDX and subsidiaries was approximately 56%, 57%% and 59% of total rental and reimbursement revenue, respectively.

NOTE 6 – DISCONTINUED OPERATIONS

Discontinued operations in fiscal 2011, 2010 and 2009 include the operations of the property in Quakertown, Pennsylvania which was classified as held for sale as of September 30, 2011 and 2010. The following table summarizes the components of discontinued operations:

	2011	2010	2009

Rental and reimbursement revenue	$383,579	$359,858	$349,015
Real Estate Taxes	(54,818)	(50,975)	(47,241)
Operating Expenses	(6,101)	(3,415)	(22,880)
Depreciation & Amortization	(51,075)	(320,059)	(383,029)
Interest expense	(5,717)	(123,568)	(72,397)
Income (Loss) from Operations of Disposed Property and Property Held for Sale	$265,868	($138,159)	($176,532)

The variance in net income and depreciation and amortization is due to the write down to fair value in conjunction with a pending sale in 2010 which subsequently fell through and the write-down of the in-place lease intangible asset to fair value in 2009. The Company sold this property on October 31, 2011 for gross proceeds of $2,765,000.

Cash flows from discontinued operations for the year ended September 30, 2011, 2010 and 2009 are combined with the cash flows from operations within each of the three categories presented. Cash flows from discontinued operations are as follows:

	2011	2010	2009

Cash flows from Operations	$316,943	$181,900	$206,677
Cash flows from Investing Activities	-0-	-0-	-0-
Cash flows from Financing Activities	(316,943)	(181,900)	(206,677)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 7 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of common and preferred stock of other REITs and debt securities. The Company does not own more than 10% of the outstanding shares of any of these issuers, nor does it have a controlling financial interest.

The following is a listing of investments in debt and equity securities at September 30, 2011:

Description	Series	Interest Rate/ Dividend	Number of Shares	Cost	Estimated Market Value

Equity Securities - Preferred Stock:
American Land Lease, Inc.	A	7.75%	18,000	146,700	374,400
Ashford Hospitality Trust, Inc.	A	8.55%	5,000	124,605	120,500
Ashford Hospitality Trust, Inc.	E	9.00%	20,000	500,255	477,000
Brandywine Realty Trust	D	7.375%	10,200	221,153	251,430
CapLease, Inc.	A	8.125%	7,000	124,143	163,310
CBL & Associates Properties, Inc.	C	7.75%	26,000	445,062	628,940
CBL & Associates Properties, Inc	D	7.375%	6,000	116,672	138,420
Cogdell Spencer, Inc.	A	8.50%	50,000	1,245,070	1,175,000
Commonwealth REIT	D	6.50%	80,000	1,058,297	1,632,800
Cousins Properties, Inc.	B	7.50%	49,000	1,059,108	1,185,310
DuPont Fabros Technology, Inc.	A	7.875%	45,000	1,128,003	1,150,650
Entertainment Properties Trust	D	7.375%	3,700	64,729	89,352
Grace Acquisitions I	B	8.75% (1)	31,000	3,720	53,630
Hospitality Properties Trust	B	8.875%	1,000	21,576	25,650
Innkeepers USA	C	8.00% (1)	30,000	15,000	30,000
iStar Financial, Inc.	D	8.00%	8,000	146,747	145,680
iStar Financial, Inc.	E	7.875%	54,000	379,354	926,640
Kite Realty Group Trust	A	8.25%	49,510	1,237,224	1,113,975
LaSalle Hotel Properties	D	7.50%	33,000	620,323	789,030
Lexington Realty Trust	B	8.04%	31,200	630,155	771,014
Lexington Realty Trust	C	6.50%	18,000	530,033	747,000
Lexington Realty Trust	D	7.55%	14,500	220,346	347,275
MPG Office Trust, Inc.	A	7.625% (1)	31,600	35,708	445,244
Prologis Trust	O	7.00%	10,000	199,553	244,000
Regency Centers Corp	E	6.70%	526	9,877	13,150
Supertel Hospitality, Inc.	A	8.00%	17,000	170,005	132,770
UMH Properties, Inc. (2)	A	8.25%	200,000	5,000,005	5,018,000
Vornado Realty Trust	I	6.625%	18,000	330,971	453,220
Total Equity Securities - Preferred Stock				$15,784,394	$18,643,390

Description		Number of Shares		Cost	Estimated Market Value

Equity Securities - Common Stock
CapLease, Inc.		26,000		71,351	93,860
Commonwealth REIT		152,500		3,420,019	2,892,925
Franklin Street Properties, Inc.		10,000		116,901	113,100
Getty Realty Corporation		158,000		3,571,197	2,278,360
Gladstone Commercial Corp		37,600		607,375	589,568
Health Care REIT, Inc.		2,500		104,404	117,000
Hospitality Properties Trust		20,000		240,000	424,600
iStar Financial, Inc.		29,400	(1)	65,562	171,108
Liberty Property Trust		2,000		37,880	58,220
Mack-Cali Realty Corporation		12,000		370,280	321,000
Medical Properties Trust		10,000		114,476	89,500
Mission West Properties, Inc.		73,500		476,853	557,865
National Retail Properties, Inc.		60,000		1,349,963	1,612,200
Omega Healthcare		73,000		1,364,875	1,162,890
One Liberty Properties, Inc.		47,000		718,183	689,020
Pennsylvania Real Estate Investment Trust		264,500		2,494,121	2,044,585
PS Business Parks, Inc		5,000		272,123	247,700
Senior Housing Properties Trust		15,000		337,248	323,100
Stag Industrial, Inc.		123,500		1,427,987	1,259,700
Sun Communities, Inc.		118,000		2,358,046	4,152,420
UMH Properties, Inc. (2)		630,266		5,864,969	5,729,114
Urstadt Biddle Properties Inc		42,542		715,238	679,396
Total Equity Securities - Common Stock				$26,099,051	$25,607,231

Debt Securities:
Government National Mortgage Association (GNMA)	6.5%	500,000		13,451	14,438
Total Debt Securities				$13,451	$14,438

Total Securities Available for Sale				$41,896,896	$44,265,059

(1) Issuer suspended dividend during 2008.

(2) Investment is an affiliate. See Notes No. 12 and No. 18 for further discussion.

The following is a listing of investments in debt and equity securities at September 30, 2010:

Description	Series	Interest Rate/ Dividend	Number of Shares	Cost	Estimated Market Value

Equity Securities - Preferred Stock:
AMB Property Corporation	O	7.00%	10,000	$199,553	$250,100
American Land Lease, Inc.	A	7.75%	18,000	146,700	360,000
Apartment Management and Investment Co.	T	8.00%	10,000	226,296	255,000
Brandywine Realty Trust	D	7.375%	10,800	234,162	267,300
CapLease, Inc.	A	8.125%	7,000	124,143	177,940
CBL & Associates Properties, Inc.	C	7.75%	26,000	445,062	637,000
CBL & Associates Properties, Inc	D	7.375%	6,000	116,672	143,040
Commonwealth REIT	D	6.50%	80,000	1,058,297	1,777,600
Corporate Office Properties Trust	H	7.50%	7,234	159,706	183,382
Cousins Properties, Inc.	B	7.50%	49,000	1,059,108	1,195,600
Developers Diversified Realty Corporation	H	7.375%	35,500	494,951	851,645
Entertainment Properties Trust	D	7.375%	3,700	64,729	89,096
FelCor Lodging Trust Incorporated	A	7.875% (2)	54,000	356,895	1,162,080
FelCor Lodging Trust Incorporated	C	8.00% (2)	28,200	177,805	606,864
Glimcher Realty Trust	G	8.125%	33,500	501,340	816,931
Grace Acquisitions I	B	8.75% (1)	31,000	3,720	7,750
Hospitality Properties Trust	B	8.875%	1,000	21,576	25,510
Innkeepers USA	C	8.00% (1)	30,000	15,000	60,000
iStar Financial, Inc.	E	7.875%	42,000	161,280	425,880
LaSalle Hotel Properties	D	7.50%	33,000	620,323	812,790
Lexington Realty Trust	B	8.04%	38,300	773,451	965,352
Lexington Realty Trust	C	6.50%	18,000	530,033	765,900
Lexington Realty Trust	D	7.55%	14,500	220,346	342,490
MPG Office Trust, Inc.	A	7.625% (1)	31,600	35,708	336,224
National Retail Properties, Inc.	C	7.375%	8,000	172,712	202,160
Post Properties, Inc.	B	7.625%	16,600	359,089	415,000
PS Business Parks	H	7.00%	22,400	476,328	562,240
PS Business Parks	M	7.20%	16,000	362,177	401,118
Regency Centers Corp	E	6.70%	5,358	100,598	132,611
Saul Centers, Inc.	A	8.00%	2,459	59,190	62,582
SL Green Realty Corporation	C	7.625%	7,107	157,932	178,244
Supertel Hospitality, Inc.	A	8.00%	17,000	170,005	151,638
Vornado Realty Trust	I	6.625%	18,000	330,953	443,077
Total Equity Securities - Preferred Stock				$9,935,840	$15,064,144

Description		Number of Shares		Cost	Estimated Market Value

Equity Securities - Common Stock
Agree Realty Corporation		38,200		914,061	964,550
AMB Property, Corporation		20,000		471,856	529,400
CapLease, Inc.		26,000		71,351	145,340
Colonial Properties Trust		10,000		38,100	161,900
Commonwealth REIT		15,000		350,258	384,000
Duke Realty Corporation		5,000		27,500	57,950
Eastgroup Properties, Inc.		26,000		935,075	971,880
FelCor Lodging Trust Incorporated		45,000		82,800	207,000
First Industrial Realty Trust, Inc.		120,000		513,934	608,400
Franklin Street Properties, Inc.		10,000		116,901	124,200
Getty Realty Corporation		125,000		2,932,339	3,353,750
Gladstone Commercial Corp		30,600		497,658	525,096
Glimcher Realty Trust		32,000		103,695	196,800
Health Care REIT, Inc.		2,500		104,404	118,350
Home Properties Inc		45,000		2,130,772	2,380,500
Hospitality Properties Trust		20,000		240,000	446,600
iStar Financial, Inc.		29,400	(1)	65,562	89,964
Liberty Property Trust		2,000		37,880	63,800
Mack-Cali Realty Corporation		12,000		370,280	392,520
Mission West Properties, Inc.		58,100		371,840	393,918
National Realty Properties, Inc.		51,913		1,149,711	1,303,535
Omega Healthcare		12,000		261,220	269,400
Pennsylvania Real Estate Investment Trust		200,000		1,576,848	2,372,000
Prologis Trust		100,000		1,105,650	1,178,000
PS Business Parks, Inc		5,000		272,123	282,850
Sun Communities, Inc.		118,000		2,358,046	3,622,600
Urstadt Biddle Properties, Inc.		42,542		715,238	769,159
UDR, Inc.		30,000		494,761	633,600
UMH Properties, Inc. (3)		455,213		4,140,450	4,889,012
Total Equity Securities - Common Stock				$22,450,313	$27,436,074

Debt Securities:
Government National Mortgage Association (GNMA)	6.5%	500,000		15,515	17,507
Total Debt Securities				$15,515	$17,507

Total Securities Available for Sale				$32,401,668	$42,517,725

(1) Issuer suspended dividend during 2008.

(2) Issuer suspended dividend during 2009.

(3) Investment is an affiliate. See note no. 12 for further discussion.

The Company held twenty securities that were temporarily impaired investments as of September 30, 2011. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The following is a summary of temporarily impaired securities at September 30, 2011:

	Less than 12 Months		12 Months or Longer

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Preferred stock	$3,032,155	($221,746)	$132,770	($37,235)
Common stock	18,419,957	(2,975,035)	-0-	(-0-)
Total	$21,452,112	($3,196,781)	$132,770	($37,235)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss

9	$8,866,477	($265,044)	0-5%
3	2,536,675	(217,742)	6-10%
4	5,636,515	(946,646)	11-15%
1	2,044,585	(449,536)	16-20%
2	222,270	(62,211)	21-25%
1	2,278,360	(1,292,837)	36%

20	$21,584,882	($3,234,016)

The Company has determined that these securities are temporarily impaired as of September 30, 2011. The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery. The Company had total net unrealized gains on its securities portfolio of $2,368,163 as of September 30, 2011.

The Company has an investment in one REIT security which is at a loss of approximately $1,300,000 or 36% as of September 30, 2011. The Company has determined that this security was temporarily impaired as of September 30, 2011. Management is continuing to monitor this security for other than temporary impairment under its policy. If the fair value of this security continues to decline or the security is downgraded, then the Company may have to record an impairment loss related to this security in future periods.

The Company had margin loan balances of $5,860,950 and $4,273,913 as of September 30, 2011 and 2010, respectively, which were collateralized by the securities portfolio.

Dividend income for the years ended September 30, 2011, 2010 and 2009 totaled $2,981,534, $2,387,757, and $2,362,521, respectively. Interest income for the years ended September 30, 2011, 2010 and 2009 totaled $118,793, $123,152 and $139,732, respectively.

The Company received proceeds of $16,090,362, $13,236,770 and $2,406,354 on sales or redemptions of securities available for sale during 2011, 2010 and 2009, respectively. The Company recorded the following Gain (Loss) on Securities Transactions, net:

	2011	2010	2009

Gross realized gains	$5,265,715	$2,609,775	$98,844
Gross realized losses	(27,512)	(626)	(699,626)
Impairment loss	-0-	-0-	(6,000,678)
Gain (Loss) on Securities Transactions, net	$5,238,203	$2,609,149	($6,601,460)

During 2009 the Company recognized a loss of $6,000,678 due to writing down the carrying value of securities available for sale, which were considered other than temporarily impaired.

NOTE 8- MORTGAGE NOTES, LOANS PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES

Mortgage Notes Payable:

During the first quarter of fiscal 2011, the Company assumed two mortgages totaling $10,577,988 in connection with the acquisitions of properties in Lebanon, TN and Rockford, IL. In addition, the Company obtained a $4,800,000 mortgage in connection with the acquisition of the industrial property Edinburg, TX. These acquisitions are described in Note No. 3. During fiscal 2011, the Company also refinanced the mortgages on the Romulus, MI and Carlstadt, NJ properties.

The following is a summary of mortgage notes payable at September 30, 2011 and 2010:

Property	Fixed Rate	Maturity Date	Balance 9/30/11	Balance 9/30/10

Quakertown, PA	5.00%	03/04/11	-0-	2,437,500
White Bear Lake, MN	7.04%	01/01/12	1,630,739	1,874,187
Winston Salem, NC	7.10%	02/01/12	3,288,535	3,496,982
Schaumburg, IL	8.48%	07/01/12	299,156	669,648
Montgomery, IL	6.50%	11/01/12	5,326,758	5,508,809
Tolleson, AZ	5.80%	12/01/12	5,978,903	6,682,378
Ft. Myers, FL	6.33%	12/01/12	2,257,494	2,392,393
Liberty, MO	7.065%	03/01/13	712,603	1,174,449
Fayetteville, NC	6.63%	06/01/13	3,465,837	3,534,119
Augusta, GA (FDX)	6.63%	06/01/13	1,098,279	1,119,967
Lakeland, FL	6.63%	06/01/13	1,344,600	1,375,000
Romulus, MI	7.56%	07/01/13	-0-	774,038
Rockford, IL	5.50%	12/10/13	1,890,480	-0-
Burr Ridge, IL	8.00%	01/01/14	206,735	279,567
Omaha, NE	7.15%	01/01/14	925,151	1,291,038
Charlottesville, VA	6.90%	07/01/14	736,435	971,514
Memphis,TN	6.25%	10/15/14	9,457,396	9,731,034
Tampa, FL (Kellogg)	5.71%	03/01/15	2,682,850	2,811,162
Richmond, VA (FDX)	6.12%	12/01/15	2,111,792	2,543,582
St. Joseph, MO	8.12%	03/01/16	3,783,483	4,468,055
Wheeling, IL	5.68%	03/01/16	5,189,090	5,564,064
Beltsville, MD	7.53%	05/01/16	2,585,054	3,040,296
Beltsville, MD	6.65%	05/01/16	5,654,938	5,815,142
Cudahy, WI	8.15%	05/01/16	1,875,565	2,200,025
Newington, CT	8.10%	05/01/16	1,071,641	1,261,380
Griffin, GA	6.37%	10/01/16	8,541,196	8,871,154
Granite City, IL	7.11%	11/01/16	4,390,459	5,083,024
Jacksonville, FL	6.92%	12/01/16	1,497,065	1,724,551
Jacksonville, FL	6.00%	12/01/16	1,300,000	1,300,000
Monroe, NC	7.11%	12/01/16	1,922,395	2,214,178
El Paso, TX	5.40%	01/05/17	4,815,903	5,084,847
Chattanooga, TN	5.96%	05/01/17	2,546,752	2,712,769
Elgin, IL	6.97%	05/01/17	2,514,037	2,863,756
Hanahan, SC (Norton)	7.36%	05/01/17	7,035,392	7,268,255

Property	Fixed Rate	Maturity Date	Balance 9/30/11	Balance 9/30/10

Roanoke, VA	5.96%	05/30/17	3,851,152	4,073,232
Kansas City, MO	6.11%	07/01/17	2,864,711	2,968,112
Edwardsville, KS	7.375%	07/01/17	2,554,478	2,898,618
Orion, MI	6.57%	08/01/17	10,849,953	11,221,324
Cheektowaga, NY	6.78%	10/01/17	1,622,078	1,834,042
Punta Gorda, FL	6.29%	10/01/17	2,516,855	2,605,395
Cocoa, FL	6.29%	12/01/17	6,374,577	6,595,167
Richfield, OH	5.22%	01/01/18	4,596,248	4,855,143
Bedford Heights, OH	5.96%	01/05/18	3,462,791	3,594,886
West Chester Twp, OH	6.80%	06/01/18	3,082,771	3,250,388
Tampa, FL (FDX)	5.65%	04/01/18	4,925,374	5,101,276
Orlando, FL	6.56%	10/01/18	5,334,238	5,499,752
Tampa, FL (FDX Gr)	6.00%	03/01/19	9,617,549	10,124,312
Lebanon, TN	7.60%	07/31/19	8,510,325	-0-
Ft Mill, SC	7.00%	10/10/19	4,258,137	4,642,008
Denver, CO	6.07%	11/01/19	2,350,869	2,569,648
Hanahan, SC (FDX Gr)	5.54%	01/21/20	2,300,422	2,509,252
Augusta, GA (FDX Gr)	5.54%	01/27/20	1,673,335	1,825,238
Huntsville, AL	5.50%	03/01/20	1,661,348	1,810,614
Colorado Springs, CO	5.41%	01/01/21	2,567,159	2,773,111
Romulus, MI	5.50% (1)	07/01/21	2,959,392	-0-
Topeka, KS	6.50%	08/10/21	2,354,047	2,519,764
Carlstadt, NJ	7.75%	08/15/21	-0-	1,824,115
Edinburg, TX	5.85% (2)	09/30/21	4,800,000
Houston,TX	6.875%	09/10/22	4,882,197	5,172,685
Carrollton,TX	6.75%	02/01/25	10,945,805	11,431,445
Carlstadt, NJ	5.25%	05/15/26	2,561,646	-0-
Carlstadt, NJ	5.95%	05/17/27	-0-	739,471
Total Mortgage Notes Payable			$211,614,170	$210,577,861

(1) Interest rate is fixed at 5.5% for the first 5 years. On July 1, 2016, the interest rate resets to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%.

(2) Interest rate is fixed at 5.85% for the first 5 years. On November 1, 2016, the interest rate resets to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%.

Principal on the foregoing debt is scheduled to be paid as follows:

Year Ending September 30,	2012	$20,104,107
	2013	32,888,138
	2014	16,152,651
	2015	25,173,526
	2016	27,734,698
	Thereafter	89,561,050

		$211,614,170

Loans Payable:

Capital One, N.A.

The Company has a line of credit agreement with Capital One, N.A. for $20,000,000. This $20,000,000 line is unsecured and can be used for working capital purposes or acquisitions. The line’s rate is variable at LIBOR plus 200 basis points on the first $15,000,000 and LIBOR plus 250 basis points on the remaining $5,000,000. The line matures March 31, 2013. The balance outstanding as of September 30, 2011 and 2010 was $11,000,000 and $5,000,000, respectively. The interest rate was 2.23% and 2.25% as of September 30, 2011 and 2010, respectively. The Company must keep not less than $1,000,000 in average net collected balances at Capital One, N.A. and meet certain loan covenants as contained in the loan agreement, including a 65% loan to value ratio on certain negatively pledged properties. The Company was in compliance with these covenants as of September 30, 2011.

Margin Loans

The Company uses margin loans for purchasing securities, for temporarily funding of acquisitions, and for working capital purposes. The interest rate charged on the margin loan is the bank’s margin rate and was 2.0% as of September 30, 2011 and 2010, respectively and is due on demand. At September 30, 2011 and 2010, the margin loans totaled $5,860,950 and $4,273,913, respectively and are collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 50%.

Convertible Subordinated Debentures

Debentures – due 2013:

Monmouth Capital has $3,770,000 of 8% Convertible Subordinated Debentures outstanding, due October 23, 2013 (the 2013 Debentures). Interest is paid semi-annually in arrears on April 30 and October 31 of each year. The 2013 Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $9.16 per share (equivalent to a rate of 109.17 shares of common stock for each $1,000 principal amount), subject to adjustment under certain conditions. The Company may redeem the 2013 Debentures, at its option, in whole or in part, at any time after October 23, 2009 at par. The Company will pay accrued and unpaid interest to, but excluding, the date fixed for redemption.    No sinking fund is provided for the 2013 Debentures.

Debentures – due 2015:

Monmouth Capital has $5,145,000 of 8% Convertible Subordinated Debentures outstanding, due March 30, 2015 (the 2015 Debentures).  Interest is paid semi-annually in arrears on April 30 and October 31 of each year, commencing October 31, 2005.  The 2015 Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $11.45 per share (equivalent to a rate of 87.336 shares of common stock for each $1,000 principal amount), subject to adjustment under certain conditions. The Company may redeem the 2015 Debentures, at its option, in whole or in part, at any time on and after March 30, 2011 at par. The Company will pay accrued and unpaid interest to, but excluding, the date fixed for redemption.  No sinking fund is provided for the 2015 Debentures.

NOTE 9 - OTHER LIABILITIES

Other liabilities consist of the following:

	9/30/11	9/30/10

Below-market lease intangible liability	$220,320	$279,688
Rent paid in advance	2,250,646	1,975,517
Unearned reimbursement revenue	238,499	205,573
Tenant security deposits	160,158	160,158
Other	54,763	54,762
Total	$2,924,386	$2,675,698

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

Unless otherwise provided for in an underlying restricted stock award agreement, if a participant’s status as an employee or director of the Company is terminated by reason of death or disability, the restrictions will lapse on such date.  Unless otherwise provided for in an underlying restricted stock award agreement, the Plan provides that if an individual’s status as an employee or director is terminated by reason of retirement following an involuntary termination (other than for “cause” as defined in the Plan), the restrictions will generally lapse, unless the restricted stock award is intended to constitute “performance based” compensation for purposes of Section 162(m) of the Internal Revenue Code. If a participant’s status as an employee or director terminates for any other reason, the Plan provides that a participant will generally forfeit any outstanding restricted stock awards, unless otherwise indicated in the applicable award agreement.  Shares of restricted stock that are forfeited become available again for issuance under the Plan.  The Compensation Committee has the authority to accelerate the time at which the restrictions may lapse whenever it considers that such action is in the best interests of the Company and of its stockholders, whether by reason of changes in tax laws, or a “change in control” as defined in the 2007 Plan or otherwise.

The Company accounts for stock options in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).

Stock Options

During fiscal 2011 and 2010, one employee was granted options to purchase 65,000 shares. During fiscal 2009, eleven employees were granted options to purchase a total of 245,000 shares. The fair value of these options was approximately $39,650, $21,450, and $56,350 in fiscal 2011, 2010, and 2009, respectively based on the assumptions below and is being amortized over a one-year vesting period. The remaining unamortized stock option expense was $9,911 as of September 30, 2011 and that amount will be expensed in fiscal 2012.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2011, 2010 and 2009:

	2011	2010	2009

Dividend yield	6.88%	8.31%	8.30%
Expected volatility	20.51%	19.30%	16.41%
Risk-free interest rate	2.77%	3.25%	3.38%
Expected lives (years)	8	8	8
Estimated forfeitures	-0-	-0-	-0-

A summary of the status of the Company’s stock option plan as of September 30, 2011, 2010 and 2009 is as follows:

		2011		2010		2009
	2011 Shares	Weighted Average Exercise Price	2010 Shares	Weighted Average Exercise Price	2009 Shares	Weighted Average Exercise Price

Outstanding at beginning
of year	1,378,600	$7.81	1,544,550	$7.69	1,332,170	$7.77
Granted	65,000	8.72	65,000	7.22	245,000	7.25
Exercised	(285,850)	7.63	(116,185)	6.58	(-0-)	-0-
Expired/Forfeited	(6,550)	8.70	(114,765)	7.13	(32,620)	7.71
Outstanding at end of year	1,151,200	7.90	1,378,600	7.81	1,544,550	7.69

Exercisable at end of year	1,086,200		1,313,600		1,304,550

Weighted-average fair
value of options granted
during the year		$0.61		$0.33		$0.23

The following is a summary of stock options outstanding as of September 30, 2011:

Date of Grant	Number of Grants	Number of Shares	Option Price	Expiration Date

05/20/04	8	99,500	7.41	05/20/12
08/03/04	1	65,000	7.89	08/03/12
08/10/05	9	190,000	8.28	08/10/13
09/21/05	9	45,850	8.70	09/21/13
08/02/06	1	65,000	8.15	08/02/14
09/12/06	9	130,000	8.04	09/12/14
01/22/07	9	45,850	8.05	01/22/15
12/12/07	1	65,000	8.22	12/12/15
03/10/08	8	125,000	7.80	03/10/16
10/20/08	9	190,000	7.25	10/20/16
01/05/10	1	65,000	7.22	01/05/18
01/03/11	1	65,000	8.72	01/03/19
		1,151,200

The aggregate intrinsic value of options outstanding as of September 30, 2011, 2010 and 2009 was $245,940, $279,966 and $66,780, respectively. The intrinsic value of options exercised in fiscal 2011, 2010 and 2009 was $209,449, $868,489, and $-0-, respectively. The weighted-average remaining contractual term of the above options was 3.4, 3.8 and 4.2 years as of September 30, 2011, 2010 and 2009, respectively.

Restricted Stock

In August 2011, the Company awarded 75,400 shares of common stock to 17 participants of the 2007 Plan. The grant date fair value of restricted stock grants awarded to participants was $647,686 and $533,015 in fiscal 2011 and 2010, respectively.  As of September 30, 2011, there remained a total of $967,097 of unrecognized restricted stock compensation related to outstanding nonvested restricted stock grants awarded under the 2007 plan and outstanding at that date.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 4.5 years.  For the year ended September 30, 2011, amounts charged to compensation expense totaled $128,050.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2011 and 2010, and changes during the fiscal 2011 and 2010 years are presented below:

		2011		2010
	2011 Shares	Weighted-Average Grant Date Fair Value	2010 Shares	Weighted-Average Grant Date Fair Value

Nonvested at beginning of year	69,355	$7.85	-0-	$-0-
Granted	75,400	8.59	67,900	7.85
Dividend Reinvested Shares	5,021	7.82	1,455	7.00
Vested	(12,427)	(7.85)	(-0-)	-0-
Forfeited	(11,087)	(7.85)	(-0)	-0-
Nonvested at end of year	126,262	$8.29	69,355	$7.85

As of September 30, 2011, there were 901,722 shares available for grant as stock options or restricted stock under the 2007 Plan.

NOTE 11 - INCOME FROM LEASES

The Company derives income primarily from operating leases on its commercial properties. In general, these leases are written for periods up to ten years with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum base rents due under noncancellable leases as of September 30, 2011 are approximately scheduled as follows:

Fiscal Year	Amount
2012	$39,331,000
2013	34,616,000
2014	31,294,000
2015	29,288,000
2016	26,504,000
thereafter	56,323,000
Total	$217,356,000

NOTE 12 - RELATED PARTY TRANSACTIONS

During fiscal 2010, the Company executed the Fourth Amendment to the Employment Contract (Fourth Amendment) with Eugene W. Landy, the Company’s President and Chief Executive Officer. The existing amended employment agreement had originally expired on December 31, 2009 but automatically renews for a one-year term in accordance with the terms of the agreement. The Fourth Amendment increases Mr. Eugene Landy’s base salary from $225,000 per year to $275,000 per year, extends the pension payments of $50,000 per year through 2020, awards an Outstanding Leadership Achievement Award in the amount of $300,000 per year for three years for a total of $900,000 and revises the employee’s incentive bonus schedule as detailed in the Fourth Amendment. The Company has accrued additional compensation expense related to the additional pension benefits of $164,000. Mr. Landy receives customary fringe benefits, including health insurance and five weeks vacation. The Employment Agreement is terminable by either party at any time subject to certain notice requirements. In the event of a change in control of the Company, Eugene W. Landy shall receive a lump sum payment of $2,500,000, provided that the sale price of the Company is at least $10 per share of common stock. A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company. This change of control provision shall not apply to any combination between the Company and UMH Properties, Inc (UMH). Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes. Eugene W. Landy received $25,000, $20,500 and $16,000 during 2011, 2010 and 2009 as Director. The firm of Eugene W. Landy received $17,500, $17,500 and $-0- during 2011, 2010 and 2009, respectively, as legal fees.

The Company has a note receivable from Mr. Landy with a balance of $984,375 at September 30, 2011 and 2010 which is included in Loans to Officers, Directors and Key Employees included under Shareholders’ Equity. This note was signed on April 30, 2002 and is due on April 30, 2012. The interest rate is fixed at 5% and the note is collateralized by 150,000 shares of the Company stock. Interest earned by the Company on this note is $49,219 per year.

Effective January 1, 2009, the Company and Michael P. Landy entered into a three-year employment agreement, under which Mr. Michael Landy receives an annual base salary of $190,575 for 2009 with increases of 5% for 2010 and 2011, plus bonuses and customary fringe benefits.  On January 13, 2011, Mr. Michael Landy was appointed Chief Operating Officer and Chairman of the Company’s Executive Committee.  Previously, Mr. Michael Landy was serving as the Company’s Executive Vice President and Chairman of the Executive Committee. Effective January 19, 2011, Mr. Michael Landy’s employment contract with the Company was amended to increase his base salary for calendar 2011 to $285,109 annually. All other terms of his employment contract, which expires December 31, 2011, remained unchanged. This contract automatically renews for one-year term in accordance with the terms of the agreement. Michael P. Landy will also receive four weeks vacation.  Michael P. Landy’s employment agreement also requires the Company to reimburse Michael P. Landy for the cost of a disability insurance policy such that, in the event of Michael P. Landy’s disability for a period of more than 90 days, Michael P. Landy will receive benefits up to 60% of his then-current salary. In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Michael P. Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Michael P. Landy may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement. If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Michael P. Landy shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement. Approximately 30%, 30% and 35% of Michael P. Landy’s compensation was allocated to UMH in 2011, 2010 and 2009, respectively, pursuant to a cost sharing agreement between the Company and UMH. Mr. Michael Landy received $25,000, $20,400 and $16,000 during 2011, 2010 and 2009 respectively, as Director.

The Company amended the three-year employment agreement with Maureen E. Vecere, who was appointed the Company’s Chief Financial and Accounting Officer on June 2, 2010. Prior to that date, Ms. Vecere was the Company’s Controller and Treasurer. The amendment provides for an increase in Ms. Vecere’s base salary from $149,000 per year to $180,000 per year for the remainder of calendar 2010 with an increase of 5% for calendar 2011. The other terms of the contract which expires December 31, 2011, remained unchanged. This contract automatically renews for a one-year term in accordance with the terms of the agreement. Ms. Vecere’s employment agreement provides for bonuses and customary fringe benefits.  Ms. Vecere also receives four weeks vacation. The Company will reimburse Ms. Vecere for the cost of a disability insurance policy such that, in the event of Ms. Vecere’s disability for a period of more than 90 days, Ms. Vecere will receive benefits up to 60% of her then-current salary. In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Ms. Vecere will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement. If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Vecere shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

During fiscal 2010, the Company executed an employment agreement with Cynthia J. Morgenstern, the former Executive Vice President. Effective November 8, 2010, Ms. Morgenstern’s employment as Executive Vice President terminated. In accordance with her employment agreement, she resigned from the Board of Directors. On January 31, 2011, the Company paid $275,000 as severance to Ms. Morgenstern.

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and CMS. Daniel Cronheim received $25,000, $20,500 and $16,000 for Director’s fees in 2011, 2010 and 2009, respectively. The David Cronheim Company received $15,400, $22,773 and $20,352 in lease commissions in 2011, 2010 and 2009, respectively. The David Cronheim Mortgage Corporation, an affiliated company, received $-0-, $100,000 and $-0- in mortgage brokerage commissions in 2011, 2010 and 2009, respectively.

CMS, a division of David Cronheim Company, received the sum of $547,751, $421,647 and $375,477 and for property management fees during the years ended 2011, 2010 and 2009, respectively. During 2011, 2010 and 2009, the Company was subject to a management contract with CMS. For the calendar years 2011 and 2010, the management fee was fixed at $380,000 per year plus the actual costs of subagents, up to a maximum of 1.5% of rents under management. Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.

There are four Directors of the Company who are also Directors and shareholders of UMH. During 2011, the Company purchased 200,000 shares of the UMH Series A 8.125% preferred stock in a public offering for

$5,000,000. The Company holds common and preferred stock of UMH in its securities portfolio. See Note No. 7 for current holdings. During 2011, the Company repurchased $5,000,000 in 8% Debentures due 2015 held by UMH.

The Company shares some officers and employees with UMH. Some general and administrative expenses were allocated between the Company and UMH based on use or services provided. Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each affiliated company. Shared expenses are allocated between the Company and UMH.

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

Federal Excise Tax

The Company does not have a Federal excise tax liability for the calendar years 2011, 2010 and 2009, since it intends to or has distributed all of its annual income.

Reconciliation Between GAAP Net Income and Taxable Income

The following table reconciles net income attributable to common shares to taxable income for the years ended September 30, 2011, 2010 and 2009:

	2011 Estimated (unaudited)	2010 Actual	2009 Actual
Net income (loss) applicable to common shareholders	$11,338,979	$8,486,301	$(868,313)
Book / tax difference on gains / (losses) from capital transactions	(4,801,823)	(1,800,776)	6,398,548
Stock option expense	163,150	33,860	77,351
Deferred compensation	54,606	156,832	(6,680)
Other book / tax differences, net	(862,429)	(125,425)	1,737,216

Taxable income before adjustments	5,892,483	6,750,792	7,338,122
Add/(Less) capital gains (losses)	5,238,203	1,175,321	(600,782)
Estimated taxable income subject to 90% dividend requirement	$11,130,686	$7,926,113	$6,737,340

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended September 30, 2011, 2010 and 2009:

	2011
	Estimated (unaudited)	2010 Actual	2009 Actual

Cash dividends paid	$21,161,033	$18,466,225	$14,984,179
Less: Portion designated capital (gains) losses distribution	(5,238,203)	(1,175,321)	600,782
Less: Return of capital	(5,551,126)	(6,118,373)	(5,748,067)
Estimated dividends paid deduction	$10,371,704	$11,172,531	$9,836,894

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

Amounts received, including dividend reinvestment of $5,281,032, $4,646,598 and $4,328,028 in 2011, 2010 and 2009, respectively, and shares issued in connection with the DRIP for the years ended September 30, 2011, 2010 and 2009 were as follows:

	2011	2010	2009

Amounts Received	$19,372,335	$15,930,405	$7,450,504
Shares Issued	2,478,735	2,253,074	1,221,753

The following cash distributions were paid to common shareholders during the years ended September 30, 2011, 2010 and 2009:

	2011		2010		2009

Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

December 31	$5,114,841	$ .15	$4,176,791	$ .15	$3,687,878	$ .15
March 31	5,224,513.15		4,269,670.15		3,717,464.15
June 30	5,358,515.15		4,964,914.15		3,757,306.15
September 30	5,463,164.15		5,054,850.15		3,821,531.15
	$21,161,033	$ .60	$18,466,225	$ .60	$14,984,179	$ .60

On October 4, 2011 the Board of Directors declared a dividend of $.15 per share to be paid on December 15, 2011 to shareholders of record on November 15, 2011.

Preferred Stock

Prior to the offering described herewith, the Company had outstanding 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value as of September 30, 2010 $.01 per share (Series A Preferred Stock). On October 14, 2010, the Company sold 817,250 shares of its Series A Preferred Stock in a registered direct placement at $24.00 per share. The Company received net proceeds of approximately $19,000,000 and used the net proceeds from the offering to purchase additional properties in the ordinary course of business and for general corporate purposes, including the repayment of indebtedness. The Company now has a total of 2,139,750 shares of Series A Preferred Stock outstanding representing an aggregate liquidation preference of approximately $53,500,000.

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

The Board of Directors has declared and paid the following dividends on the Series A Preferred Stock for the years ended September 30, 2011, 2010 and 2009:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/10	11/15/10	12/15/10	1,019,804	$0.4765625
1/13/11	2/15/11	3/15/11	1,019,805	0.4765625
4/7/11	5/16/11	6/15/11	1,019,805	0.4765625
7/5/11	8/15/11	9/15/11	1,019,805	0.4765625
			$4,079,219	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/6/09	11/16/09	12/15/09	$630,303	$0.4765625
1/13/10	2/16/10	3/15/10	630,304	0.4765625
4/9/10	5/17/10	6/15/10	630,303	0.4765625
7/1/10	8/16/10	9/15/10	630,304	0.4765625
			$2,521,214	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/08	11/17/08	12/15/08	$630,303	$0.4765625
2/3/09	2/17/09	3/16/09	630,304	0.4765625
5/5/09	6/1/09	6/30/09	630,303	0.4765625
8/5/09	8/17/09	9/15/09	630,304	0.4765625
			$2,521,214	$1.90625

On October 4, 2011, the Board of Directors declared a quarterly dividend of $0.4766 per share to be paid December 15, 2011 to shareholders of record as of November 15, 2011.

Treasury Stock

On March 3, 2009, the Board of Directors approved a Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares. There were no repurchases during the year ended September 30, 2011.

Noncontrolling Interest

The following table summarizes the changes in the noncontrolling interests since October 1, 2009:

	2011	2010

Beginning Balance	$2,477,753	$3,393,446
Net Income Attributable to Noncontrolling Interest	84,953	207,737
Distributions to Noncontrolling Interests	(160,868)	(344,414)
Purchase of Noncontrolling Interest in Jones EPI, LLC	-0-	(779,016)
Purchase of Noncontrolling Interest in Wheeling Partners, LLC	(2,373,250)	-0-
Ending Balance	$28,588	$2,477,753

NOTE 15 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets was determined using the following inputs at September 30, 2011:

	Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$44,265,059	$44,265,059	$-0-	$-0-
Real estate held for sale	2,561,727	-0-	2,561,727	-0-

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

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. At September 30, 2011, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $218,569,000 and $211,614,170, respectively. As of September 30, 2011, the real estate held for sale is recorded at estimated fair value. As of September 30, 2011, the above listed real estate held for sale consists of an industrial property in Quakertown, PA which was classified as held for sale as of September 30, 2011 and is recorded at estimated fair value. On October 31, 2011, the Company sold this property. See Note No. 18 for details on the sale transaction.

NOTE 16 - CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

During 2011, 2010 and 2009, the Company paid cash for interest of $14,890,277, $15,111,877 and $14,084,559, respectively. For 2011, 2010 and 2009, these amounts are net of interest capitalized of $-0-, $-0- and $36,000, respectively.

During 2011, 2010 and 2009, the Company had $5,281,032, $4,646,598 and $4,328,028, respectively, of dividends which were reinvested that required no cash transfers.

The Company assumed mortgages in connection with the acquisitions of the two industrial properties in Lebanon, Tennessee and Rockford, Illinois with a balance of $10,577,988 upon assumption.

The following are the reclassification adjustments related to securities available for sale included in Accumulated Other Comprehensive Income (Loss).

	2011	2010	2009
Unrealized holding gains (losses) arising during the year	($2,509,691)	$8,928,375	$9,335,550
Add/Less: reclassification adjustment for (gains) losses realized in income	(5,238,203)	(2,609,149)	600,732

Net unrealized gains (losses)	($7,747,894)	$6,319,226	$9,936,282

NOTE 17 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company can be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

The Company has contracts to purchase four industrial building for approximately $37,000,000. These purchases are anticipated to close in the first quarter of fiscal 2012, the third quarter of fiscal 2012 and the first fiscal quarter of 2013.

NOTE 18 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On October 11, 2011, the Company purchased a 368,060 square foot industrial building located in Streetsboro, Ohio. The building is 100% net leased to Best Buy Warehousing Logistics, Inc. through January 31, 2022. The purchase price was approximately $19,600,000. The Company obtained a mortgage of $12,740,000 at a fixed interest rate of 5.5% for 10 years and paid the remaining amount with a draw on its line of credit. This mortgage matures on November 1, 2021. Annual rental income over the remaining term of the lease is approximately $1,586,000.

On October 18, 2011, the Company purchased a 46,000 square foot industrial building located in Corpus Christi, Texas. The building is 100% net leased to FedEx Ground Package Systems, Inc. through August 31, 2021 and is subject to a ground lease with the City of Corpus Christi. The purchase price was approximately $5,000,000. The Company obtained a mortgage of $3,150,000 at a fixed interest rate of 5.5% for the first 5 years and paid the remaining amount with a draw on its line of credit. On October 1, 2016, the interest rate resets to the Federal Home

Loan Bank of New York rate plus 300 basis points with a floor of 5.5%. This mortgage matures on November 1, 2021. Annual rental income over the remaining term of the lease is approximately $417,000.

On October 31, 2011, the Company sold a 37,660 square foot industrial building in Quakertown, Pennsylvania with gross proceeds to the Company of $2,765,000. The property was leased to MagiKitch’n, Inc. at the time of the sale through March 31, 2015 and the lease was terminated in conjunction with the sale. The Company anticipates an immaterial gain to be recognized on the sale. The operating results of the property are presented as discontinued operations in the fiscal year ended September 30, 2011. The net proceeds were used to pay down the Company’s line of credit.

On November 9, 2011, the Company purchased a 75,000 square foot industrial building located in Halfmoon, New York. The building is 100% net leased to RGH Enterprises Inc. d/b/a/ Edgepark Medical Supplies through December 1, 2021. The purchase price was approximately $6,019,000. The Company used a draw on its line of credit to fund this purchase. Annual rental income over the remaining term of the lease is approximately $575,000.

On November 29, 2011, the Company closed on a $2,500,000 5-year term loan with Two River Community Bank at an annual interest rate of 4.9%. The loan has interest only payments for the first three years. The loan is secured by 200,000 shares of the UMH 8.25% Series A preferred stock which was purchased by the Company in a public offering for a total purchase price of $5,000,000. The net proceeds were used to pay down the Company’s margin line.

On November 30, 2011, the Company’s common stock was added to the MSCI US REIT Index. The MSCI US REIT Index is one of the most commonly used benchmarks for the overall U.S. public REIT market and includes the leading real estate investment trusts in the country.

On December 5, 2011 the Company sold 2,000,000 shares of common stock in a registered direct placement. The Company received net proceeds from this offering of approximately $16,200,000. The Company intends to use such net proceeds to purchase addition properties in the normal course of business and for general corporate purposes.

The Company has entered into an agreement to purchase one industrial property located in Ohio for approximately $5,100,000 and expects to consummate this transaction during the first quarter of fiscal 2012.

The Company has also entered into agreements to acquire two industrial properties in Texas and one industrial property in Oklahoma, subject to due diligence which the Company is currently conducting. These are new constructions that will be subject to 10 year net-leases to FedEx Ground Package Systems, Inc. These properties are scheduled for completion and occupancy in the second half of fiscal 2012 and the first quarter of fiscal 2013. The combined purchase price for these three properties will be approximately $31,950,000. Subject to satisfactory due diligence, the Company anticipates closing these three transactions upon rent commencement.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2011	12/31/10	3/31/11	6/30/11	9/30/11

Rental and Reimbursement Revenue	$12,036,869	$12,088,871	$12,057,747	$11,957,997
Total Expenses	6,981,545	6,379,961	6,363,455	6,646,864
Other Income (Expense)	(301,912)	(1,942,908)	(1,691,196)	(2,596,360)
Income from Continuing Operations	4,753,412	3,766,002	4,003,096	2,714,773
Income from Discontinued Operations (1)	61,177	67,081	69,262	68,348
Net Income	4,814,589	3,833,083	4,072,358	2,783,121
Net Income Attributable to Noncontrolling Interest	28,407	18,946	14,055	23,545
Net Income Attributable to MREIC’s Shareholders	4,786,182	3,814,137	4,058,303	2,759,576
Net Income Attributable to MREIC’s Common Shareholders	3,766,377	2,794,332	3,038,499	1,739,771
Net Income Attributable to MREIC’s Common Shareholders per share	$0.11	$0.08	$0.09	$0.04
FISCAL 2010	12/31/09	3/31/10	6/30/10	9/30/10

Rental and Reimbursement Revenue	$10,689,383	$11,267,270	$11,505,709	$11,750,460
Total Expenses	5,581,492	5,654,107	6,745,736	6,175,409
Other Income (Expense)	(2,612,978)	(2,468,679)	(2,387,060)	(2,233,950)
Income from Continuing Operations	2,494,913	3,144,484	2,372,913	3,341,101
Income (Loss) from Discontinued Operations (1)	32,838	33,841	42,985	(247,823)
Net Income	2,527,751	3,178,325	2,415,898	3,093,278
Net Income Attributable to Noncontrolling Interest	53,477	45,789	52,362	56,109
Net Income Attributable to MREIC’s Shareholders	2,474,274	3,132,536	2,363,536	3,037,169
Net Income Attributable to MREIC’s Common Shareholders	1,843,970	2,502,232	1,733,233	2,406,866
Net Income Attributable to MREIC’s Common Shareholders per share	$0.07	$0.09	$0.05	$0.07

(1) During 2011 and 2010, the Company designated the Quakertown, Pennsylvania property as held for sale.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2011

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition
Shopping Center
Somerset, NJ	$-0-	$55,182	$637,097	$665,218
Vacant Land
Shelby County, TN	-0-	11,065	-0-	-0-
El Paso, TX	-0-	1,133,600	0	-0-
Industrial Buildings
Monaca, PA	-0-	330,772	878,081	1,585,629
Orangeburg, NY	-0-	694,720	2,977,372	18,626
Greensboro, NC	-0-	327,100	1,853,700	14,546
Jackson, MS	-0-	218,000	1,233,500	395,635
Urbandale, IA	-0-	310,000	1,758,000	93,895
Richland, MS	-0-	211,000	1,195,000	72,000
O'Fallon, MO	-0-	264,000	3,302,000	334,602
Fayetteville, NC	3,465,837	172,000	4,467,885	213,229
Schaumburg, IL	299,156	1,039,800	3,694,320	153,260
Burr Ridge, IL	206,735	270,000	1,236,599	43,117
Romulus, MI	2,959,392	531,000	3,653,883	32,549
Liberty, MO	712,603	723,000	6,510,546	44,198
Omaha, NE	925,151	1,170,000	4,425,500	93,905
Charlottesville, VA	736,435	1,170,000	2,845,000	57,518
Jacksonville, FL	2,797,065	1,165,000	4,668,080	274,019
West Chester Twp, OH	3,082,771	695,000	3,342,000	1,024,253
Richmond, VA	2,111,792	1,160,000	6,413,305	130,088
St. Joseph, MO	3,783,483	800,000	11,753,964	-0-
Newington, CT	1,071,641	410,000	2,961,000	19,459
Cudahy, WI	1,875,565	980,000	5,050,997	3,336,027
Beltsville, MD	8,239,992	3,200,000	5,958,773	5,203,466
Granite City, IL	4,390,459	340,000	12,046,675	-0-
Monroe, NC	1,922,395	500,000	4,981,022	2,250
Winston-Salem, NC	3,288,535	980,000	5,610,000	46,481
Elgin, IL	2,514,037	1,280,000	5,529,488	-0-
Tolleson, AZ	5,978,903	1,320,000	13,329,000	7,442
Ft. Myers, FL	2,257,494	1,910,000	2,499,093	58,196
Edwardsville, KS	2,554,478	1,185,000	5,815,148	20,253
Tampa, FL	9,617,549	5,000,000	12,660,003	54,860
Denver, CO	2,350,869	1,150,000	3,890,300	1,313,751
Hanahan, SC (Norton)	7,035,392	1,129,000	11,831,321	12,153
Hanahan, SC (FDX)	2,300,422	930,000	3,426,362	3,250,308
Augusta, GA (FDX Gr)	1,673,335	614,406	3,026,409	1,685,559
Huntsville, AL	1,661,348	742,500	2,724,418	6,650
Richfield, OH	4,596,248	1,000,000	7,197,945	2,438
Colorado Springs, CO	2,567,159	1,270,000	3,821,000	2,097,640
Tampa, FL	4,925,374	2,830,000	4,704,531	3,886
Griffin, GA	8,541,196	760,000	13,692,115	416,742
Roanoke, VA	3,851,152	1,853,000	4,817,298	145,399

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2011

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition
Orion, MI	10,849,953	3,630,000	13,053,289	-0-
Carlstadt, NJ	2,561,646	1,194,000	3,645,501	-0-
Wheeling, IL	5,189,090	5,112,120	9,186,606	4,214,506
White Bear Lake, MN	1,630,739	1,393,000	3,764,126	-0-
Cheektowaga, NY	1,622,078	4,768,000	3,883,971	2,271,579
Richmond, VA (Carrier)	-0-	446,000	3,910,500	14,415
Quakertown, PA *	-0-	1,014,000	1,806,000	-0-
Montgomery, IL	5,326,758	2,000,000	9,225,683	16,479
Tampa, FL (Kellogg)	2,682,850	1,867,000	3,684,794	65,080
Augusta, GA (FDX)	1,098,279	380,000	1,400,943	-0-
Lakeland, FL	1,344,600	261,000	1,621,163	14,285
El Paso, TX	4,815,903	2,088,242	4,514,427	5,000
Chattanooga, TN	2,546,752	300,000	4,464,711	2,560
Bedford Heights, OH	3,462,791	990,000	4,893,912	680,087
Kansas City, MO	2,864,711	660,000	4,049,832	18,542
Punta Gorda, FL	2,516,855	660,000	3,444,915	-0-
Cocoa, FL	6,374,577	1,881,316	8,623,564	16,575
Orlando, FL	5,334,238	2,200,000	6,133,800	140,599
Topeka, KS	2,354,047	-0-	3,680,000	-0-
Memphis, TN	9,457,396	1,220,000	13,380,000	-0-
Houston, TX	4,882,197	1,730,000	6,320,000	2,355
Carrollton, TX	10,945,805	1,500,000	16,240,000	-0-
Ft. Mill, SC	4,258,137	1,670,000	10,045,000	-0-
Lebanon, TN	8,510,325	2,230,000	11,985,126	-0-
Rockford, IL	1,890,480	1,100,000	4,440,000	-0-
Edinburg, TX	4,800,000	1,000,000	6,414,000	-0-

	$211,614,170	$83,129,823	$366,230,593	$30,391,309

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2011

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2011
Description	Land	Bldg & Imp	Total
Shopping Center
Somerset, NJ	$55,182	$1,302,315	$1,357,497
Vacant Land
Shelby County, TN	11,065	-0-	11,065
El Paso, TX	1,133,600	-0-	1,133,600
Industrial Buildings
Monaca, PA	330,772	2,463,710	2,794,482
Orangeburg, NY	694,720	2,995,998	3,690,718
Greensboro, NC	327,100	1,868,246	2,195,346
Jackson, MS	218,000	1,629,135	1,847,135
Urbandale, IA	310,000	1,851,895	2,161,895
Richland, MS	211,000	1,267,000	1,478,000
O'Fallon, MO	264,000	3,636,602	3,900,602
Fayetteville, NC	172,000	4,681,114	4,853,114
Schaumburg, IL	1,039,800	3,847,580	4,887,380
Burr Ridge, IL	270,000	1,279,716	1,549,716
Romulus, MI	531,000	3,686,432	4,217,432
Liberty, MO	723,000	6,554,744	7,277,744
Omaha, NE	1,170,000	4,519,405	5,689,405
Charlottesville, VA	1,170,000	2,902,518	4,072,518
Jacksonville, FL	1,165,000	4,942,099	6,107,099
West Chester Twp, OH	695,000	4,366,253	5,061,253
Richmond, VA	1,160,000	6,543,393	7,703,393
St. Joseph, MO	800,000	11,753,964	12,553,964
Newington, CT	410,000	2,980,459	3,390,459
Cudahy, WI	980,000	8,387,024	9,367,024
Beltsville, MD	3,200,000	11,162,239	14,362,239
Granite City, IL	340,000	12,046,675	12,386,675
Monroe, NC	500,000	4,983,272	5,483,272
Winston-Salem, NC	980,000	5,656,481	6,636,481
Elgin, IL	1,280,000	5,529,488	6,809,488
Tolleson, AZ	1,320,000	13,336,442	14,656,442
Ft. Myers, FL	1,910,000	2,557,289	4,467,289
Edwardsville, KS	1,185,000	5,835,401	7,020,401
Tampa, FL	5,000,000	12,714,863	17,714,863
Denver, CO	1,150,000	5,204,051	6,354,051
Hanahan, SC (Norton)	1,129,000	11,843,474	12,972,474
Hanahan, SC (FDX)	930,000	6,676,670	7,606,670
Augusta, GA (FDX Gr)	614,406	4,711,968	5,326,374
Huntsville, AL	742,500	2,731,068	3,473,568
Richfield, OH	1,000,000	7,200,383	8,200,383
Colorado Springs, CO	1,270,000	5,918,640	7,188,640
Tampa, FL	2,830,000	4,708,417	7,538,417
Griffin, GA	760,000	14,108,857	14,868,857
Roanoke, VA	1,853,000	4,962,697	6,815,697

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2011

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2011
Description	Land	Bldg & Imp	Total

Orion, MI	$3,630,000	$13,053,289	$16,683,289
Carlstadt, NJ	1,194,000	3,645,501	4,839,501
Wheeling, IL	5,112,120	13,401,112	18,513,232
White Bear Lake, MN	1,393,000	3,764,126	5,157,126
Cheektowaga, NY	4,768,000	6,155,550	10,923,550
Richmond, VA (Carrier)	446,000	3,924,915	4,370,915
Quakertown, PA *	1,014,000	1,806,000	2,820,000
Montgomery, IL	2,000,000	9,242,162	11,242,162
Tampa, FL (Kellogg)	1,867,000	3,749,874	5,616,874
Augusta, GA (FDX)	380,000	1,400,943	1,780,943
Lakeland, FL	261,000	1,635,448	1,896,448
El Paso, TX	2,088,242	4,519,427	6,607,669
Chattanooga, TN	300,000	4,467,271	4,767,271
Bedford Heights, OH	990,000	5,573,999	6,563,999
Kansas City, MO	660,000	4,068,374	4,728,374
Punta Gorda, FL	660,000	3,444,915	4,104,915
Cocoa, FL	1,881,316	8,640,139	10,521,455
Orlando, FL	2,200,000	6,274,399	8,474,399
Topeka, KS	-0-	3,680,000	3,680,000
Memphis, TN	1,220,000	13,380,000	14,600,000
Houston, TX	1,730,000	6,322,355	8,052,355
Carrollton, TX	1,500,000	16,240,000	17,740,000
Ft. Mill, SC	1,670,000	10,045,000	11,715,000
Lebanon, TN	2,230,000	11,985,126	14,215,126
Rockford, IL	1,100,000	4,440,000	5,540,000
Edinburg, TX	1,000,000	6,414,000	7,414,000

	$83,129,823	$396,621,902	$479,751,725

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2011

Column A	Column F	Column G	Column H	Column I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Life
Shopping Center
Somerset, NJ	$1,219,860	1970	1970	10-33
Vacant Land
Shelby County, TN	-0-	N/A	2007	N/A
El Paso, TX	-0-	N/A	2011	N/A
Industrial Buildings
Monaca, PA	1,264,500	1977	1977 (A)	5-31.5
Orangeburg, NY	1,796,801	1990	1993	31.5
Greensboro, NC	1,036,325	1988	1993	31.5
Jackson, MS	828,661	1988	1993	39
Urbandale, IA	827,151	1985	1994	39
Richland, MS	550,138	1986	1994	39
O'Fallon, MO	1,512,832	1989	1994	39
Fayetteville, NC	1,714,285	1996	1997	39
Schaumburg, IL	1,494,288	1997	1997	39
Burr Ridge, IL	447,059	1997	1997	39
Romulus, MI	1,279,020	1998	1998	39
Liberty, MO	2,263,022	1997	1998	39
Omaha, NE	1,471,700	1999	1999	39
Charlottesville, VA	919,431	1998	1999	39
Jacksonville, FL	1,570,019	1998	1999	39
West Chester Twp, OH	1,184,745	1999	2000	39
Richmond, VA	1,754,496	2000	2001	39
St. Joseph, MO	3,164,366	2000	2001	39
Newington, CT	805,087	2001	2001	39
Cudahy, WI	1,747,251	2001	2001	39
Beltsville, MD	2,065,361	2000	2001	39
Granite City, IL	2,935,498	2001	2001	39
Monroe, NC	1,213,652	2001	2001	39
Winston-Salem, NC	1,375,223	2001	2002	39
Elgin, IL	1,346,872	2002	2002	39
Tolleson, AZ	2,905,038	2002	2002	39
Ft. Myers, FL	574,425	1974 (B)	2002	39
Edwardsville, KS	1,280,148	2002	2003	39
Tampa, FL	2,435,902	2004	2004	39
Denver, CO	766,878	2005	2005	39
Hanahan, SC (Norton)	1,973,155	2002	2005	39
Hanahan, SC (FDX)	860,191	2005	2005	39
Augusta, GA (FDX Gr)	650,780	2005	2005	39
Huntsville, AL	436,195	2005	2005	39
Richfield, OH	1,016,045	2006	2006	39
Colorado Springs, CO	724,835	2006	2006	39
Tampa, FL	644,634	2006	2006	39
Griffin, GA	1,957,835	2002/2005 (C)	2006	39
Roanoke, VA	555,548	1996	2007	39

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2011

Column A	Column F	Column G	Column H	Column I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Life

Orion, MI	1,472,068	2007	2007	39
Carlstadt, NJ	397,245	1977	2007	39
Wheeling, IL	1,844,280	2003	2007	39
White Bear Lake, MN	443,239	2001	2007	39
Cheektowaga, NY	695,164	2002	2007	39
Richmond, VA (Carrier)	450,340	2004	2007	39
Quakertown, PA *	258,273	1988	2007	39
Montgomery, IL	1,087,044	2004	2007	39
Tampa, FL (Kellogg)	442,422	1989	2007	39
Augusta, GA (FDX)	161,640	1993	2007	39
Lakeland, FL	190,282	1993	2007	39
El Paso, TX	520,875	2005	2007	39
Chattanooga, TN	516,147	2002	2007	39
Bedford Heights, OH	600,574	1998	2007	39
Kansas City, MO	470,760	2002	2007	39
Punta Gorda, FL	386,407	2007	2007	39
Cocoa, FL	778,430	2006	2008	39
Orlando, FL	583,317	1997	2008	39
Topeka, KS	235,937	2006	2009	39
Memphis, TN	514,620	1994	2010	39
Houston, TX	244,349	2005	2010	39
Carrollton, TX	624,615	2009	2010	39
Ft. Mill, SC	386,346	2009	2010	39
Lebanon, TN	153,660	1993	2011	39
Rockford, IL	56,925	1998-2008	2011	39
Edinburg, TX	82,231	2011	2011	39

	$68,166,442
(A) Buildings & improvements re-acquired in 1986.
(B) Property was renovated in 2001.
(C) Property consist of 2 buildings
* Property was classified as held for sale

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (CONT’D.)

(1)     Reconciliation

REAL ESTATE INVESTMENTS

	9/30/11	9/30/10	9/30/09

Balance-Beginning of Year	$450,989,454	$397,998,771	$390,175,072
Additions:
Acquisitions	28,302,726	52,107,355	3,680,000
Improvements	1,445,202	883,328	4,143,699
Total Additions	29,747,928	52,990,683	7,823,699
Deletions:
Sales	-0-	-0-	-0-
Fully Depreciated Assets	(985,657)	-0-	-0-
Total Deletions	(985,657)	-0-	-0-

Balance-End of Year	$$479,751,725	$$450,989,454	$397,998,771

ACCUMULATED DEPRECIATION

	9/30/11	9/30/10	9/30/09

Balance-Beginning of Year	$58,800,741	$49,393,929	$40,824,504
Depreciation	10,351,358	9,406,812	8,569,425
Sales	-0-	-0-	-0-
Fully Depreciated Assets	(985,657)	-0-	-0-

Balance-End of Year	$68,166,442	$58,800,741	$49,393,929

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30,

(1) Reconciliation

	2011	2010	2009
Balance – Beginning of Year	$$450,989,454	$397,998,771	$390,175,072
Additions:
Somerset, NJ	-0-	-0-	87,421
Monaca, PA	384,647	7,235	485,651
Orangeburg, NY	-0-	4,715	-0-
Greensboro, NC	-0-	2,200	-0-
Jackson, MS	3,164	118,702	150,000
Urbandale, IA	-0-	-0-	-0-
Richland, MS	-0-	-0-	-0-
O’Fallon, MO	33,414	33,413	-0-
Fayetteville, NC	-0-	-0-	-0-
Schaumburg, IL	4,614	-0-	-0-
Burr Ridge, IL	4,709	5,342	26,951
Romulus, MI	-0-	20,471	-0-
Liberty, MO	44,198	-0-	-0-
Omaha, NE	5,160	2,533	44,295
Charlottesville, VA	49,818	3,500	4,200
Jacksonville, FL	11,293	22,976	102,814
West Chester Twp, OH	-0-	-0-	-0-
Richmond, VA	16,223	90,600	-0-
St. Joseph, MO	-0-	-0-	-0-
Newington, CT	2,430	11,543	-0-
Cudahy, WI	-0-	11,824	-0-
Beltsville, MD	-0-	-0-	216,377
Granite City, IL	-0-	-0-	-0-
Monroe, NC	-0-	2,250	-0-
Winston Salem, NC	-0-	4,275	-0-
Elgin, IL	-0-	-0-	-0-
Tolleson, AZ	7,442	-0-	-0-
Ft. Myers, FL	16,245	-0-	3,076
Edwardsville, KS	-0-	-0-	-0-
Tampa, FL (FDX Ground)	54,860	-0-	-0-
Denver, CO	5,235	-0-	(3,451)
Hanahan, SC (Norton)	-0-	-0-	-0-
Hanahan, SC (FDX)	-0-	192	202,502
Augusta, GA	1,406	3,975	271,626
Huntsville, AL	6,650	-0-	-0-
Richfield, OH	-0-	2,438	-0-
Colorado Springs, CO	-0-	-0-	85,870
Tampa, FL (FDX)	4,115	(229)	-0-
Griffin, GA	-0-	-0-	416,742
Roanoke, VA	93,234	52,165	-0-
Orion, MI	-0-	-0-	-0-
Shelby County, TN	-0-	-0-	-0-
Carlstadt, NJ	-0-	-0-	-0-
Wheeling, IL	(1)	-0-	1,355
White Bear Lake, MN	-0-	-0-	-0-
Cheektowaga, NY	16,188	219,983	2,035,408
Richmond, VA (Carrier)	-0-	14,415	-0-

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30,

(1) Reconciliation (cont’d)

	2011	2010	2009

Quakertown, PA	-0-	-0-	-0-
Montgomery, IL	-0-	16,479	-0-
Tampa, FL (Kellogg)	20,970	44,110	-0-
Augusta, GA (FDX)	-0-	-0-	-0-
Lakeland, FL	14,285	-0-	-0-
El Paso, TX	5,000	-0-	-0-
Chattanooga, TN	-0-	2,560	-0-
Bedford Heights, OH	621,473	56,856	-0-
Kansas City, MO	-0-	-0-	-0-
Punta Gorda, FL	2,923	-0-	-0-
Cocoa, FL	11,859	4,716	-0-
Orlando, FL	3,648	124,246	12,862
Topeka, KS	-0-	(157)	3,680,000
Memphis, TN	-0-	14,600,000	-0-
Houston, TX	-0-	8,052,355	-0-
Carrollton, TX	-0-	17,740,000	-0-
Ft. Mill, SC	-0-	11,715,000	-0-
Lebanon, TN	14,215,126	-0-	-0-
Rockford, IL	5,540,000	-0-	-0-
El Paso, TX (Land)	1,133,600	-0-	-0-
Edinburg, TX	7,414,000	-0-	-0-

Total Additions	29,747,928	52,990,683	7,823,699
Total Disposals	(985,657)	(-0-)	(-0-)
Balance – End of Year	$479,751,725	$$450,989,454	$397,998,771

(2)     The aggregate cost for Federal tax purposes approximates historical cost.

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT

CORPORATION

(Registrant)

Date: December 12, 2011                        By:     /s/ Eugene W. Landy

Eugene W. Landy, President, Chief

Executive Officer and Director

Date: December 12, 2011                       By:     /s/ Maureen E. Vecere

Maureen E. Vecere, Chief Financial Officer and

Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 12, 2011                       By:     /s/ Eugene W. Landy

Eugene W. Landy, President, Chief

Executive Officer and Director

Date: December 12, 2011                       By:     /s/ Anna T. Chew

Anna T. Chew, Treasurer and Director

Date: December 12, 2011                       By:     /s/ Daniel D. Cronheim

Daniel D. Cronheim, Director

Date: December 12, 2011                       By:     /s/ Catherine B. Elflein

Catherine B. Elflein, Director

Date: December 12, 2011                       By:     /s/ Neal Herstik

Neal Herstik, Director

Date: December 12, 2011                       By:     /s/ Matthew I. Hirsch

Matthew I. Hirsch, Director

Date: December 12, 2011                       By:     /s/ Michael P. Landy

Michael P. Landy

Chairman of Executive Committee, Chief Operating

Officer and Director

Date: December 12, 2011                       By:     /s/ Samuel A. Landy

Samuel A. Landy, Director

Date: December 12, 2011                       By:     /s/ Scott L. Robinson

Scott L. Robinson, Director

Date: December 12, 2011                       By:     /s/ Eugene Rothenberg

Eugene Rothenberg, Director

Date: December 12, 2011                       By:     /s/ Stephen B. Wolgin

Stephen B. Wolgin, Director