Form 10-Q
period 2011-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2012-02-08
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934 For the quarterly period ended December 31, 2011

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

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes   X    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer Accelerated filer X Smaller Reporting Company____ Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

The number of shares outstanding of the issuer's common stock as of February 1, 2012 was 39,924,223 shares.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2011

C O N T E N T S

ITEM 1.   Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND SEPTEMBER 30, 2011

ASSETS	December 31, 2011 (Unaudited)	September 30, 2011

Real Estate Investments:
Land	$85,309,176	$82,115,823
Buildings and Improvements	426,573,253	394,815,902
Total Real Estate Investments	511,882,429	476,931,725
Accumulated Depreciation	(70,671,340)	(67,908,169)
Net Real Estate Investments	441,211,089	409,023,556

Real Estate Held for Sale	-0-	2,561,727
Cash and Cash Equivalents	8,717,804	6,376,808
Securities Available for Sale at Fair Value	44,949,635	44,265,059
Tenant and Other Receivables	1,335,774	1,018,733
Deferred Rent Receivable	1,690,052	1,661,027
Loans Receivable, net	137,838	187,384
Prepaid Expenses	1,045,943	556,541
Financing Costs, net of Accumulated Amortization of $2,140,032 and $2,122,218, respectively	3,130,774	2,405,426
Lease Costs, net of Accumulated Amortization of $904,592 and $825,709, respectively	1,209,669	1,227,451
Intangible Assets, net of Accumulated Amortization of $5,571,551 and $5,253,659, respectively	6,844,488	5,757,880
Other Assets	1,233,811	1,945,244

TOTAL ASSETS	$511,506,877	$476,986,836

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF DECEMBER 31, 2011 AND SEPTEMBER 30, 2011

LIABILITIES AND SHAREHOLDERS' EQUITY	December 31, 2011 (Unaudited)	September 30, 2011

Liabilities:
Mortgage Notes Payable	$222,385,462	$211,614,170
Subordinated Convertible Debentures	8,790,000	8,915,000
Loans Payable	19,455,856	16,860,950
Accounts Payable and Accrued Expenses	2,329,165	2,129,658
Other Liabilities	2,981,222	2,924,386

Total Liabilities	255,941,705	242,444,164

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $53,493,750 liquidation value; 2,139,750 Shares Authorized, Issued and Outstanding as of December 31, 2011 and September 30, 2011	$53,493,750	$53,493,750
Common Stock - $.01 Par Value, 50,000,000 Shares Authorized as of December 31, 2011 and September 30, 2011; 39,652,808 and 36,785,037 Shares Issued and 39,652,808 and 36,780,037 Shares Outstanding as of December 31, 2011 and September 30, 2011, respectively	396,528	367,850
Excess Stock - $.01 Par Value, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Treasury Stock at Cost, -0- and 5,000 Shares as of December 31, 2011 and September 30, 2011, respectively	-0-	(24,905)
Additional Paid-In Capital	201,478,629	179,392,039
Accumulated Other Comprehensive Income	1,256,852	2,368,163
Loans to Officers, Directors and Key Employees	(1,082,813)	(1,082,813)
Undistributed Income	-0-	-0-
Total MREIC’S Shareholders’ Equity	255,542,946	234,514,084
Noncontrolling Interests	22,226	28,588
Total Shareholders' Equity	255,565,172	234,542,672

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$511,506,877	$476,986,836

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

	Three Months Ended
	12/31/11	12/31/10
INCOME:
Rental Revenue	$10,721,634	$9,964,173
Reimbursement Revenue	2,073,840	2,072,695
TOTAL INCOME	12,795,474	12,036,868

EXPENSES:
Real Estate Taxes	1,925,500	1,822,669
Operating Expenses	653,203	653,230
General & Administrative Expense	1,015,233	1,140,924
Acquisition Costs	304,342	403,283
Depreciation	2,785,655	2,531,185
Amortization	628,457	432,111
TOTAL EXPENSES	7,312,390	6,983,402

OTHER INCOME (EXPENSE):
Interest and Dividend Income	949,326	726,608
Gain on Securities Transactions, net	2,788,458	2,808,022
Interest Expense	(3,853,718)	(3,834,684)
TOTAL OTHER INCOME (EXPENSE)	(115,934)	(300,054)

INCOME FROM CONTINUING OPERATIONS	5,367,150	4,753,412

INCOME FROM DISCONTINUED OPERATIONS	19,628	61,177

NET INCOME	5,386,778	4,814,589
Less: Net Income Attributable to Noncontrolling Interests	20,755	28,407
NET INCOME ATTRIBUTABLE TO MREIC’S SHAREHOLDERS	5,366,023	4,786,182
Preferred dividend	1,019,805	1,019,805
NET INCOME ATTRIBUTABLE TO MREIC’S COMMON SHAREHOLDERS	$4,346,218	$3,766,377

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) – CONTINUED

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

	Three Months Ended
	12/31/11	12/31/10
BASIC INCOME – PER SHARE
Income from Continuing Operations	$.14	$.14
Income from Discontinued Operations	-0-	-0-
Net Income	.14	.14
Less: Net Income Attributable to Noncontrolling Interests	(-0-)	(-0-)
Net Income Attributable to MREIC’s Shareholders	.14	.14
Less: Preferred Dividend	(.02)	(.03)
Net Income Attributable to MREIC’s Common Shareholders	$.12	$.11

DILUTED INCOME – PER SHARE
Income from Continuing Operations	$.14	$.14
Income from Discontinued Operations	-0-	-0-
Net Income	.14	.14
Less: Net Income Attributable to Noncontrolling Interests	(-0-)	(-0-)
Net Income Attributable to MREIC’s Shareholders	.14	.14
Less: Preferred Dividend	(.02)	(.03)
Net Income Attributable to MREIC’s Common Shareholders	$.12	$.11

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,392,682	34,024,384
Diluted	37,472,139	34,095,469

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

NET INCOME	$5,386,778	$4,814,589
Other Comprehensive Income:
Total Other Comprehensive Income (Loss) Related to the
Change in Unrealized Net Holding Gain on Securities
Available for Sale, Net of Reclassification Adjustment	(1,111,311)	580,193
TOTAL COMPREHENSIVE INCOME	4,275,467	5,394,782
Less: Comprehensive Income Attributable to
Noncontrolling Interests	20,755	28,407
COMPREHENSIVE INCOME ATTRIBUTABLE TO
MREIC’s SHAREHOLDERS	4,254,712	5,366,375
Less: Preferred Dividend	1,019,805	1,019,805
COMPREHENSIVE INCOME ATTRIBUTABLE TO
MREIC’s COMMON SHAREHOLDERS	$3,234,907	$4,346,570

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,386,778		$4,814,589
Noncash Items Included in Net Income or Loss:
Depreciation	2,785,655		2,535,044
Amortization	636,837		453,022
Stock Compensation Expense	64,323		30,026
Gain on Securities Transactions, net	(2,788,458)		(2,808,022)
Loss on Sale of Investment Property	8,220		-0-
Changes In:
Tenant, Deferred Rent and Other Receivables	(346,066)		(411,291)
Prepaid Expenses	(489,402)		(529,537)
Other Assets and Lease Costs	247,686		90,394
Accounts Payable, Accrued Expenses and Other Liabilities	256,343		44,184
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,761,916		4,218,409

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets, net of deposits	(34,810,600)		(9,722,013)
Capital Improvements	(664,442)		(264,318)
Proceeds on Sale of Real Estate	2,553,507
Purchase of Noncontrolling Interest	-0-		(4,138,291)
Deposits on Acquisition of Real Estate	(500,000)		-0-
Collections on Loans Receivable	49,546		10,728
Proceeds from Sale of Securities Available for Sale	9,116,605		5,990,510
Purchase of Securities Available for Sale	(8,124,034)		(5,571,493)
NET CASH USED IN INVESTING ACTIVITIES	(32,379,418)		(13,694,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Loans Payable	2,594,906		5,756,140
Repurchase of Subordinated Convertible Debentures	(125,000)		(5,050,000)
Proceeds from Mortgages	28,820,000		-0-
Principal Payments on Mortgages	(18,048,708)		(5,958,660)
Financing Costs Paid on Debt	(965,410)		(92,194)
Net Distributions to Noncontrolling Interests	(27,117)		(80,870)
Proceeds from the Exercise of Stock Options	37,050		-0-
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	16,202,802		-0-
Proceeds from Issuance of Common Stock, net of reinvestments	5,848,195		1,727,724
Proceeds from Registered Direct Placement of Preferred Stock, net of offering costs	-0-		18,979,982
Preferred Dividends Paid	(1,019,805)		(1,019,805)
Common Stock Distributions Paid, net of reinvestments	(4,358,415)	1	(3,762,252)
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,958,498		10,500,065

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,340,996		1,023,597
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,376,808		6,814,553
CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,717,804		$7,838,150

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2011

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

The interim consolidated financial statements furnished herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2011.

Certain amounts in the consolidated financial statements for the prior periods presented have been reclassified to conform to the financial statement presentation for the current year.  During fiscal 2011, the Quakertown, PA property was reclassified to held for sale, which resulted in $27,848 and $61,177 of income from discontinued operations for the three months ended December 31, 2011 and 2010, respectively, being reclassified into discontinued operations.  On October 31, 2011, the Quakertown, PA property was sold.

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

Stock Based Compensation

The Company accounts for stock options and restricted stock in accordance with ASC 718-10 which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value for restricted stock awards is equal to the fair value of the Company’s common stock on the grant date.  Compensation costs of $64,323 and $30,026 have been recognized in the three months ended December 31, 2011 and 2010, respectively.

During the three months ended December 31, 2011, no options or restricted stock awards were granted under the Company’s 2007 Stock Option and Stock Award Plan (the plan) and options to purchase 5,000 shares of common stock were exercised.  During the three months ended December 31, 2011, 27,620 shares of common stock were forfeited and added back to the shares available for grant.  The amount of shares available for future grants as stock options or as restricted stock under the plan were 929,342 shares as of December 31, 2011.  As of December 31, 2011, there were options to purchase 1,118,580 shares outstanding under the plan.

Recent Accounting Pronouncements-

In January 2010, the Financial Accounting Standards Board (FASB) issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010, and for the respective interim periods within those years. This guidance did not have a material effect on the consolidated financial statements.

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

NOTE 2 – NET INCOME ATTRIBUTABLE TO MREIC’S COMMON SHAREHOLDERS PER SHARE

Basic net income attributable to MREIC’s common shareholders per share is calculated by dividing net income attributable to MREIC’s common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income attributable to MREIC’s common shareholders plus interest expense related to the Company's Convertible Subordinated Debentures (Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period.

The following amounts related to the potential conversion of the outstanding Debentures are excluded from the calculation due to their antidilutive effect:

	Three Months Ended
	12/31/11	12/31/10

Interest expense	$175,800	$260,499
Common shares to be issued upon conversion	850,000	863,100

In addition, common stock equivalents of 79,457 and 71,085 shares are included in the diluted weighted average shares outstanding for the three months ended December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010, options to purchase 110,850 and 292,400 shares, respectively, were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions

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

On October 18, 2011, the Company purchased a 46,000 square foot industrial building located in Corpus Christi, Texas.  The building is 100% net leased to FedEx Ground Package Systems, Inc. through August 31, 2021 and is subject to a ground lease with the City of Corpus Christi.  The purchase price was approximately $5,000,000.  The Company obtained a mortgage of $3,150,000 and paid the remaining amount with a draw on its line of credit.  The mortgage has a fixed interest rate of 5.85% for the first 5 years, and on December 1, 2016, the interest rate will reset to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%.  This mortgage matures on November 1, 2021.  Annual rental income over the remaining term of the lease (including the ground rent) is approximately $450,000.  The Company recorded an intangible asset related to the lease in-place of $227,500.

On November 9, 2011, the Company purchased a 75,000 square foot industrial building located in Halfmoon, New York.  The building is 100% net leased to RGH Enterprises Inc. d/b/a Edgepark Medical Supplies through December 1, 2021.  The purchase price was approximately $6,019,000.  Initially, the Company used a draw on its line of credit to fund this purchase.  On January 13, 2012, the Company obtained a mortgage of $4,213,000 at a fixed rate of 5.25% for the first 5 years.  On January 13, 2017 and every 5 years thereafter, the interest rate under the mortgage will reset to the 5 year U.S. Treasury yield plus 265 basis points with a floor of 5.25% and repaid the draw under the line of credit. This mortgage matures on January 13, 2037.  Annual rental income over the remaining term of the lease is approximately $574,000.  The Company recorded an intangible asset related to the lease in-place of $493,000.

On December 20, 2011, the Company purchased a 51,130 square foot industrial building located in Lebanon, Ohio.  The building is 100% net leased to Siemens Real Estate through April 30, 2019.  The purchase price was approximately $5,100,000.  The Company obtained a mortgage of $3,030,000 at a fixed rate of 5.55% through December 31, 2016.  On January 1, 2017 the interest rate will reset to the lender’s prevailing rate for the remainder of the loan.  This mortgage matures on May 1, 2019. There is no prepayment penalty at the interest rate reset date.  The Company paid the remaining amount of the purchase price with cash on hand. Annual rental income over the remaining term of the lease is approximately $452,000.  The Company recorded an intangible asset related to the lease in-place of $684,000.

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during fiscal 2012 and 2011 assuming that the acquisitions had occurred as of October 1, 2010, after giving effect to certain adjustments including (a) rental revenue adjustments resulting from the straight-lining of scheduled rent increases (b) interest expenses resulting from the assumed increase in mortgage notes payable related to the new acquisitions and (c) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended
	12/31/11	12/31/10

Rental and Reimbursement Revenues	$13,059,900	$13,104,200
Net Income Attributable to MREIC’s Common Shareholders	$4,458,800	$3,827,000
Basic and Diluted Net Income per Share Attributable to MREIC’s Common Shareholders	$.12	$.11

The ultimate parents of these tenants; Best Buy, Federal Express Corporation and Siemens AG, are public companies and financial information related to these entities can be found on the Securities and Exchange Commission website at www.SEC.gov.

Tenant Concentration

The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 43% as of December 31, 2011.   In addition, the Company leases 5% of its square footage to Mead Corporation and 5% to Cracker Barrel Old Country Store, Inc.  No other tenants leased more than 5% of our total square footage as of September 30, 2011 or December 31, 2011.  The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the three months ended December 31, 2011 was FDX and its subsidiaries.   Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated to be approximately 53% of total rental and reimbursement revenue for fiscal 2012.

NOTE 4 – DISCONTINUED OPERATIONS

Discontinued operations in the three months ended December 31, 2011 and 2010 include the operations of the property in Quakertown, Pennsylvania which was classified as held for sale as of September 30, 2011 and was sold on October 31, 2011.  The following table summarizes the components of discontinued operations:

	Three Months Ended
	12/31/11	12/31/10

Rental and reimbursement revenue	$31,880	$96,759
Real Estate Taxes	(2,925)	(12,744)
Operating Expenses	(1,107)	(738)
Depreciation & Amortization	-0-	(16,383)
Interest expense	-0-	(5,717)
Income from Operations of Disposed Property	27,848	61,177
Loss on Sale of Investment Property	(8,220)	-0-
Income from Discontinued Operations	$19,628	$61,177

Cash flows from discontinued operations for the three months ended December 31, 2011 and 2010 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Three Months Ended
	12/31/11	12/31/10

Cash flows from Operating Activities	$27,848	$83,277
Cash flows from Investing Activities	2,553,507	-0-
Cash flows from Financing Activities	(2,581,355)	(83,277)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

During the three months ended December 31, 2011, the Company sold or redeemed securities with a cost of $6,328,147 and recognized a gain on sale of $2,788,458.  The Company also made purchases of $8,124,034 in securities available for sale.  Of this amount, the Company made total purchases of 8,377 common shares of UMH Properties, Inc (UMH), a related REIT, through UMH’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $72,247 or an average cost of $8.62 per share.  The Company owned a total of 638,642 UMH common shares as of December 31, 2011 at a total cost of $5,937,216 and a fair value of $5,945,757.   The Company also owns 200,000 shares of UMH 8.25% Series A preferred stock at a total cost of $5,000,000 and a fair value of $5,106,000.

The Company held ten securities that were temporarily impaired investments as of December 31, 2011.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at December 31, 2011:

	Less than 12 Months		12 Months or Longer

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Preferred stock	$2,170,762	($109,894)	$116,620	($53,385)
Common stock	7,310,727	(2,362,918)	-0-	(-0-)
Total	$9,481,489	($2,472,812)	$116,620	($53,385)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
5	$1,278,540	($19,742)	0-5%
1	1,424,572	(87,670)	6-10%
1	3,499,392	(904,588)	11-25%
3	3,395,605	(1,514,197)	26-31%
10	$9,598,109	($2,526,197)

The Company has determined that these securities are temporarily impaired as of December 31, 2011.  The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery.  The Company had total net unrealized gains on its securities portfolio of $1,256,852 as of December 31, 2011.

The Company has an investment in one common security which was at a loss of 36% as of September 30, 2011.  This security has increased in value and was at a loss of 31% as of December 31, 2011.  Subsequent to quarter end the security's fair value continued to increase.  The Company believes that this security is temporarily impaired.  The Company continues to monitor this security for other than temporary impairment under its policy.

NOTE 6 – DEBT

During the three months ended December 31, 2011, the Company entered into three mortgages totaling $18,920,000 in connection with the acquisitions of properties in Streetsboro, OH., Corpus Christi, TX. and Lebanon, OH., described in Note No. 3 above.  Subsequent to quarter end, the Company also placed a mortgage on the property in Halfmoon, New York for $4,213,000.

On November 29, 2011, the Company closed on a $2,500,000 5-year term loan with Two River Community Bank (Two River) at an annual interest rate of 4.9%.  The loan has interest only payments for the first three years.  The loan is secured by the 200,000 shares of UMH 8.25% Series A preferred stock which were  purchased by the Company in May 2011 in a public offering for a total purchase price of $5,000,000.  The net proceeds were used to pay down the Company’s margin line.

On December 15, 2011, the Company refinanced the existing mortgage on the Memphis, TN property with a balance of $9,432,309 at an interest rate of 6.25% due October 15, 2014.  The new $9,900,000 mortgage, which matures on January 1, 2024, is at a fixed interest rate of 4.5%.

During the three months ended December 31, 2011, the Company repaid the mortgages on the White Bear Lake, MN and Winston-Salem, NC properties totaling $4,830,107.

During the three months ended December 31, 2011, the Company repurchased at par $125,000 of its 8% Subordinated Convertible Debentures (the Debentures) which mature in 2015.   As of December 31, 2011, the Company has outstanding $3,770,000 in Debentures due 2013 and $5,020,000 in Debentures due 2015.

As of December 31, 2011, total loans payable of $19,455,856 consisted of $1,455,856 outstanding on securities margin loans, $15,500,000 outstanding under the Company’s $20,000,000 unsecured line of credit (the line of credit) and the $2,500,000 term loan with Two River.  The margin loans are secured by securities with a fair value of $39,708,853 as of December 31, 2011.

NOTE 7 – SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Common Stock

The Company raised $7,078,891 (including reinvestments of $1,230,696) from the issuance of 862,771 common shares under the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the three months ended December 31, 2011.

On December 5, 2011 the Company sold 2,000,000 shares of common stock in a registered direct placement.  The Company received net proceeds from this offering of approximately $16,200,000.  The Company is using such net proceeds to purchase properties in the normal course of business and for general corporate purposes.

During the three months ended December 31, 2011, the Company paid $5,589,111 in total cash dividends or $0.15 per common share to common shareholders, of which $1,230,696 was reinvested in the DRIP.  On January 18, 2012, the Company declared a dividend of $0.15 per common share to be paid March 15, 2012 to common shareholders of record as of February 15, 2012.

Treasury Stock

During the three months ended December 31, 2011, the Company distributed the 5,000 shares which were held in treasury to shareholders through the DRIP.  The Company holds no shares in treasury as of December 31, 2011.

7.625% Series A Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2011, the Company paid $1,019,805 in preferred dividends or $.4766 per share.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $1.90625 per share.  On January 18, 2012 the board of directors declared a quarterly dividend of $.4766 per share to be paid March 15, 2012, to preferred shareholders of record as of February 15, 2012.

Noncontrolling Interest

The following table summarizes the changes in the noncontrolling interests:

	Three Months Ended
	12/31/11	12/31/10

Beginning Balance	$28,588	$2,477,753
Net Income Attributable to Noncontrolling Interest	20,755	28,407
Distributions to Noncontrolling Interests	(27,117)	(80,870)
Purchase of Noncontrolling Interest in Wheeling Partners, LLC	-0-	(2,373,250)
Ending Balance	$22,226	$52,040

NOTE 8 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The Company’s financial assets consist mainly of REIT securities.  The fair value of these financial assets was determined using the following inputs at December 31, 2011 and September 30, 2011:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2011:
Equity Securities – Preferred Stock	$16,600,876	$16,600,876	$-0-	$-0-
Equity Securities – Common Stock	28,334,834	28,334,834	-0-	-0-
Debt Securities	13,925	13,925	-0-	-0-
Total Securities	$44,949,635	$44,949,635	$-0-	$-0-

As of September 30, 2011:
Equity Securities – Preferred Stock	$18,643,390	$18,643,390	$-0-	$-0-
Equity Securities – Common Stock	25,607,231	25,607,231	-0-	-0-
Debt Securities	14,438	14,438	-0-	-0-
Total Securities	$44,265,059	$44,265,059	$-0-	$-0-

Real Estate Held for Sale	$2,561,727	$-0-	$2,561,727	$-0-

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

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate loans payable and Subordinated Convertible Debentures approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At December 31, 2011, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to approximately $230,100,000 and $222,385,462 respectively.   As of September 30, 2011, the above listed real estate held for sale consists of an industrial property in Quakertown, PA which was classified as held for sale and is recorded at estimated fair value.  On October 31, 2011, the Company sold this property.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended December 31, 2011 and 2010 was $4,148,660 and $4,169,862, respectively.

During the three months ended December 31, 2011 and 2010, the Company had dividend reinvestments of $1,230,696 and $1,352,589, respectively, which required no cash transfers.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company can be subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

The Company has also entered into agreements to acquire two industrial properties in Texas and one industrial property in Oklahoma, subject to due diligence which the Company is currently conducting. These are new constructions that will be subject to 10 year net-leases to FedEx Ground Package Systems, Inc. In addition the Company has entered into an agreement to acquire an industrial property in Mississippi, subject to due diligence.  This is also a new construction which will be subject to a 10-year lease to Anda Pharmaceuticals, Inc. and is guaranteed by Watson Pharmaceuticals.  These properties are scheduled for completion and occupancy in fiscal 2012 and the first quarter of fiscal 2013. The combined purchase price for these four properties will be approximately $48,450,000.  The Company has made deposits of $900,000 on these acquisitions as of December 31, 2011 which are included in other assets as of December 31, 2011.

NOTE 11 – SUBSEQUENT EVENTS

Effective January 1, 2012, the Company and Michael P. Landy, Chief Operating Officer and Chairman of the Executive Committee, entered into a three-year employment agreement, under which Mr. Michael Landy receives an annual base salary of $315,000 for 2012 with increases of 5% for 2013 and 2014, plus bonuses and customary fringe benefits.  This contract automatically renews for successive one-year terms in accordance with the terms of the agreement.   Michael P. Landy will also receive four weeks vacation.  Michael P. Landy’s employment agreement also requires the Company to reimburse Michael P. Landy for the cost of a disability insurance policy such that, in the event of Michael P. Landy’s disability for a period of more than 90 days, Michael P. Landy will receive benefits up to 60% of his then-current salary.    In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Michael P. Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Michael P. Landy may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Michael P. Landy shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Approximately 25% of Michael P. Landy’s compensation is allocated to UMH pursuant to a cost sharing agreement between the Company and UMH.

Effective January 1, 2012, the Company and Maureen E. Vecere, Chief Financial and Accounting Officer, entered into a three-year employment agreement, under which Ms. Vecere receives and annual base salary of $250,000 for 2012 with increases of 5% for 2013 and 2014, plus bonuses and customary fringe benefits.  This contract automatically renews for successive one-year terms in accordance with the terms of the agreement.  Ms. Vecere’s employment agreement provides for bonuses and customary fringe benefits.  Ms. Vecere also receives four weeks vacation.  The Company will reimburse Ms. Vecere for the cost of a disability insurance policy such that, in the event of Ms. Vecere’s disability for a period of more than 90 days, Ms. Vecere will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Ms. Vecere will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Vecere shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

On January 6, 2012, the Company repaid $2,000,000 on the line of credit.  Total availability on the line of credit after this payment is $6,500,000.

On January 13, 2012, the Company obtained a mortgage on the property at Halfmoon, NY of $4,213,000, at a fixed rate of 5.25% for the first 5 years.  On January 13, 2017 and every 5 years thereafter, the interest rate will reset to the 5 year U.S. Treasury yield plus 265 basis points with a floor of 5.25%.  This mortgage matures January 13, 2037.

On January 25, 2012, the Company filed with the State of Maryland an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized shares of common stock by 20,000,000 shares.  As a result of this amendment, the Company’s total authorized shares were increased from 57,139,750 shares (classified as 50,000,000 common shares, 2,139,750 preferred shares and 5,000,000 excess shares) to 77,139,750 shares (classified as 70,000,000 common shares, 2,139,750 preferred shares and 5,000,000 excess shares).

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases primarily to investment-grade tenants.   During the three months ended December 31, 2011, the Company purchased four net-leased industrial properties, located in Streetsboro, OH, Corpus Christi, TX, Halfmoon, NY and Lebanon, OH, totaling approximately 541,000 square feet, for approximately $35,700,000.   As of December 31, 2011, the Company owned sixty-eight industrial properties and one shopping center with total square footage of approximately 8,032,000 square feet.    These properties are located in twenty-five states.  As of December 31, 2011, the Company’s weighted average lease expiration term was approximately 5.3 years and its occupancy rate was 97%.  As of December 31, 2011, the Company’s average rent per occupied square foot for fiscal 2012 was estimated at approximately $5.59.  Total real estate investments were $441,211,089 as of December 31, 2011.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.   Income from property operations defined as rental and reimbursement revenue less real estate taxes and operating expenses increased $655,802 or 7% for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. The increase was due to the additional income related to the three industrial properties purchased during fiscal 2011 and the four purchased during the first quarter of fiscal 2012.

The Company has a concentration of FDX-leased properties.  As of December 31, 2011, no tenant leased more than 5% of the Company’s total leased square footage with the exception of FDX and its subsidiaries, which leased 43% of our total leased square footage. In addition, the Mead Corporation and Cracker Barrel Old Country Stores, Inc., each leased 5% of our total leased square footage.  The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the three months ended December 31, 2011 was FDX and its subsidiaries.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated at approximately 53% of total rental and reimbursement revenue for fiscal 2012.  This concentration is a risk shareholders should consider.

The Company also holds a portfolio of securities of other REITs with a fair value of $44,949,635 as of December 31, 2011, which earns dividend and interest income.  The dividends received from our securities investments were at a weighted average yield of approximately 7.7% as of December 31, 2011. During the three months ended December 31, 2011, the Company recognized gains on sale of securities of $2,788,458.  As of December 31, 2011, the Company had net unrealized gains on securities available for sale of $1,256,852.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

On December 5, 2011 the Company sold 2,000,000 shares of common stock in a registered direct placement.  The Company received net proceeds from this offering of approximately $16,200,000.  The Company is using such net proceeds to purchase properties in the normal course of business and for general corporate purposes.

The Company has also entered into agreements to acquire two industrial properties in Texas and one industrial property in Oklahoma, subject to due diligence which the Company is currently conducting. These are new constructions that will be subject to 10 year net-leases to FedEx Ground Package Systems, Inc. In addition the Company has entered into an agreement to acquire an industrial property in Mississippi, subject to due diligence.  This is also a new construction which will be subject to a 10-year lease to Anda Pharmaceuticals, Inc. and is guaranteed by Watson Pharmaceuticals.  These properties are scheduled for completion and occupancy in fiscal 2012 and the first quarter of fiscal 2013. The combined purchase price for these four properties will be approximately $48,450,000. Subject to satisfactory due diligence, the Company anticipates closing these four transactions upon rent commencement.  The Company has made deposits of $900,000 on these acquisitions as of December 31, 2011 which are included in other assets as of December 31, 2011.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of December 31, 2011, the Company owned sixty-nine properties with total square footage of approximately 8,032,000 as compared to sixty-five properties with total square footage of approximately 7,418,000 as of December 31, 2010.  As of December 31, 2011, the Company’s weighted average lease expiration term was approximately 5.3 years.  The Company’s occupancy rate was 97% as of December 31, 2011 and 2010.

In fiscal 2012, approximately 18% of our gross leaseable area, consisting of 12 leases totaling 1,303,769 square feet, was originally set to expire.  To date, the Company extended the following leases which were scheduled to expire in fiscal 2012:

Property	Tenant	Square Feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)

Ft Myers, FL	FedEx	87,500	$4.45	10/31/11	$4.61	10/31/14	3.0
Monroe, NC	HD Supply, Inc	160,000	3.71	10/31/11	3.65	10/31/16	5.0
Elgin, IL	Ryerson	89,052	6.90	1/31/12	5.68	1/31/17	5.0
Orangeburg, NY	Keebler	50,400	7.00	2/28/12	7.00	2/28/13	1.0
Newington, CT	Kellogg	54,812	6.54	2/29/12	6.54	2/28/13	1.0
Tolleson, AZ	Western Container	288,211	4.33	4/30/12	4.26	4/30/17	5.0
Edwardsville, KS	Carlisle Tire	179,280	3.77	5/31/12	3.84	5/31/13	1.0
Kansas City, MO	Keebler	65,067	5.66	7/31/12	5.38	7/31/15	3.0

Weighted Average			$4.72		$4.59		3.6

The Company has been informed that 2 leases for 174,892 square feet or 13% of the space coming up for renewal in 2012 will not be renewing. This brings our occupancy rate to 95% after quarter end. Leases for the remaining 152,035 square feet scheduled for renewal during fiscal 2012 are in renewal discussions.

Rental and reimbursement revenue increased $758,606 or 6% for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  The net increase was due mainly to the following:

•

Rent and reimbursements from the new properties acquired in the first quarter of fiscal 2012 in Streetsboro, OH, Corpus Christi, TX, Halfmoon, NY and Lebanon, OH totaling approximately $529,000 for the three months ended December 31, 2011.

•

Increased rent and reimbursements from the properties acquired during fiscal 2011 in Lebanon, TN, Rockford, IL and Edinburg, TX totaling approximately $333,000.

Real estate taxes increased $102,831 or 6% for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  The increase for the three months was due mainly to real estate taxes related to the properties purchased in fiscal 2011 totaling approximately $50,000 and net increases in assessed real estate taxes.  The majority of our leases are triple net leases and real estate taxes are generally reimbursed by the tenant and included in reimbursement income.

Operating expenses remained unchanged for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  Increases in management fees and insurance were offset by a decrease in utilities, repairs and maintenance and other operating expenses.

General and administrative expense decreased $125,691 or 11% for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  The decrease was due mainly to a decrease in compensation from the three months ended December 31, 2010 which included a one-time severance payment of $275,000 to a former executive.  The decrease was partially offset by increases in franchise taxes and other administrative expenses of approximately $92,000.

Interest and dividend income increased $222,718 or 31% for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  The increase for the three months was due mainly to an increase in the average balance of securities available for sale and a rotation into higher yielding securities.  The average balance of the securities was approximately $44,607,000 and $44,002,000 for the three months ended December 31, 2011 and 2010, respectively.  The weighted average yield was approximately 7.7% and 6.5% for the three months ended December 31, 2011 and 2010, respectively.

The Company recognized a gain on sale of securities of $2,788,458 and $2,808,022 for the three months ended December 31, 2011 and 2010, respectively.  In addition, the Company had net unrealized gains on its securities held for sale of $1,256,852 as of December 31, 2011.

Discontinued operations in the three months ended December 31, 2011 and 2010 include the operations of the property in Quakertown, Pennsylvania which was classified as held for sale as of September 30, 2011 and was sold on October 31, 2011 .  The following table summarizes the components of discontinued operations:

	Three Months Ended
	12/31/11	12/31/10

Rental and reimbursement revenue	$31,880	$96,759
Real Estate Taxes	(2,925)	(12,744)
Operating Expenses	(1,107)	(738)
Depreciation & Amortization	-0-	(16,383)
Interest expense	-0-	(5,717)
Income from Operations of Disposed Property	27,848	61,177
Loss on Sale of Investment Property	(8,220)	-0-
Income from Discontinued Operations	$19,628	$61,177

Cash flows from discontinued operations for the three months ended December 31, 2011 and 2010 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Three Months Ended
	12/31/11	12/31/11

Cash flows from Operating Activities	$27,848	$83,277
Cash flows from Investing Activities	2,553,507	-0-
Cash flows from Financing Activities	(2,581,355)	(83,277)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net cash from operating activities of $5,761,916 and $4,218,409 for the three months ended December 31, 2011 and 2010, respectively.

Net real estate investments increased $32,187,533 from September 30, 2011 to December 31, 2011. This increase was due mainly to the purchase of the industrial properties in Streetsboro, OH, Corpus Christi, TX, Halfmoon, NY and Lebanon, OH totaling approximately $35,700,000 partially offset by depreciation expense for the three month period of $2,785,655.

Securities available for sale increased $684,576 from September 30, 2011 to December 31, 2011.  The increase was due mainly to the purchases of securities of $8,124,034 partially offset by sales and redemptions of securities with an adjusted cost of $6,328,147 and a decrease in the unrealized gain on securities of $1,111,311.

Other assets decreased $711,433 due mainly to the decrease in deposits made on property purchases.  These deposits are reclassified to real estate investments upon the closing of the transaction.

Mortgage notes payable increased $10,771,292 from September 30, 2011 to December 31, 2011.  The increase was due mainly to the three mortgages of $18,920,000 originated in connection with the acquisitions of the three industrial properties purchased in fiscal 2012.  Details on the mortgages are as follows:

Property	Mortgage Originated	Maturity Date	Interest Rate
Streetsboro, OH	$12,740,000	11/1/21	5.5%
Corpus Christi, TX	3,150,000	11/1/21	5.85%
Lebanon, OH	3,030,000	5/1/19	5.55%

The increase in mortgages was partially offset by scheduled payments of principal of $3,786,292 and balloon payments on the Winston Salem, NC and White Bear Lake, MN property mortgages of $4,830,107.   In addition, the Company refinanced the existing mortgage on the Memphis, TN property with a balance of $9,432,309 at an interest rate of 6.25% due October 15, 2014.  The new $9,900,000 mortgage, which matures on January 1, 2024, is at a fixed interest rate of 4.5%.  The Company is scheduled to repay a total of approximately $20,000,000 in mortgage principal in the next 12 months and intends to make these principal payments from funds raised in the DRIP, cash from operations and refinancings.

The Company’s outstanding 8% Debentures decreased $125,000 from September 30, 2011 to December 31, 2011.  The decrease was due to repurchases at par.

Loans payable increased $2,594,906 from September 30, 2011 to December 31, 2011.   The increase was mainly due to a new 5-year term loan of $2,500,000 from Two River at a fixed interest rate of 4.9%, a draw on the line of credit of $4,500,000, partially offset by repayments on the margin loan of $4,405,094.  As of December 31, 2011, the Company had an outstanding balance of $1,455,856 on its margin loans and $15,500,000 outstanding on its line of credit.   Subsequent to December 31, 2011, the Company paid down an additional $2,000,000 on its line of credit.

Liquidity and Capital Resources

Net cash provided by operating activities was $5,761,916 and $4,218,409 for the three months ended December 31, 2011 and 2010, respectively.  Distributions paid on common stock for the three months ended December 31, 2011 and 2010 were $5,589,111 and $5,114,841, respectively (of which $1,230,696 and $1,352,589, respectively, was reinvested).  The Company pays distributions from cash provided by operating activities.

As of December 31, 2011, the Company owned securities available for sale of $44,949,635 subject to margin loans of $1,455,856 and a term loan of $2,500,000.  These marketable securities provide the Company with additional liquidity as well as dividend income.  As of December 31, 2011, the Company had a net unrealized gain on its portfolio of $1,256,852.  The dividends received from our investments continue to meet our expectations.

As of December 31, 2011, the Company owned sixty-nine properties (sixty-eight industrial properties and one shopping center), of which fifty-seven carried mortgage loans totaling $222,385,462.  The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s line of credit limit the amount of unencumbered properties which can be mortgaged.  The Company had $4,500,000 available on its $20,000,000 line of credit as of December 31, 2011.  Subsequent to December 31, 2011, the Company paid an additional $2,000,000 on its line of credit.  The Company’s total net debt plus preferred equity to total market capitalization was 44% as of December 31, 2011.

The Company has also entered into agreements to acquire two industrial properties in Texas and one industrial property in Oklahoma, subject to due diligence which the Company is currently conducting. These are new constructions that will be subject to 10 year net-leases to FedEx Ground Package Systems, Inc. In addition the Company has entered into an agreement to acquire an industrial property in Mississippi, subject to due diligence.  This is also a new construction which will be subject to a 10-year lease to Anda Pharmaceuticals, Inc. and is guaranteed by Watson Pharmaceuticals.  These properties are scheduled for completion and occupancy in fiscal 2012 and the first quarter of fiscal 2013. The combined purchase price for these four properties will be approximately $48,450,000.  The Company has made deposits of $900,000 on these acquisitions as of December 31, 2011 which are included in other assets as of December 31, 2011.  The Company intends to finance these acquisitions with mortgage debt and cash on hand and availability on its line of credit or margin loans.

On December 5, 2011 the Company sold 2,000,000 shares of common stock in a registered direct placement.  The Company received net proceeds from this offering of approximately $16,200,000.  The Company is using such net proceeds to purchase properties in the normal course of business and for general corporate purposes.

During the three months ended December 31, 2011, the Company paid $1,019,805 in preferred dividends.  On January 18, 2012, the Board of Directors declared a dividend of $.4766 per share of the Company’s 7.625% Series A Cumulative Redeemable Preferred Stock payable March 15, 2012, to preferred shareholders of record as of February 15, 2012.

The Company raised $7,078,891 (including reinvestments of $1,230,696) from the issuance of 862,771 common shares in the DRIP during the three months ended December 31, 2011.  During the three months ended December 31, 2011, the Company paid $5,589,111 in total cash dividends or $0.15 per common share to common shareholders, of which $1,230,696 was reinvested in the DRIP.  On January 18, 2012, the Board of Directors declared a dividend of $0.15 per common share to be paid on March 15, 2012 to common shareholders of record as of February 15, 2012.  The Company expects to raise an additional $15,000,000 in equity through the DRIP plan in fiscal 2012, provided participation in the DRIP remains consistent with prior year.

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

The Company seeks to invest in well-located, modern buildings leased primarily to investment grade tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  As of December 31, 2011, no tenant leased more than 5% of the Company’s total leased square footage with the exception of FDX and its subsidiaries, which leased 43% of our total leased square footage, and the Mead Corporation and Cracker Barrel Old Country Stores, Inc., each of which leased 5% of our total leased square footage.  The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the three months ended December 31, 2011 was FDX and its subsidiaries.  Annualized rent and reimbursement revenue from FDX and FDX subsidiaries is estimated at approximately 53% of total rental and reimbursement revenue for fiscal year 2012.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

The Company intends to acquire additional net-leased industrial properties on long-term leases, primarily to investment grade tenants, and expand its current properties when needed.  The Company has historically financed purchases of real estate and expansions primarily through mortgages and available cash reserves.   To the extent that funds or appropriate properties are not available, fewer acquisitions and expansions will be made.

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

The Company’s FFO for the three months ended December 31, 2011 and 2010 is calculated as follows:

	Three Months Ended
	12/31/11	12/31/10

Net Income	$5,386,778	$4,814,589
Income Attributable to Noncontrolling Interests	(20,755)	(28,407)
Preferred Dividend	(1,019,805)	(1,019,805)
Depreciation Expense	2,785,655	2,535,044
Amortization of In-Place Lease Intangible Assets	317,892	294,216
FFO	$7,449,765	$6,595,637

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended December 31, 2011 and 2010:

	Three Months Ended
	12/31/11	12/31/10

Operating Activities	$5,761,916	$4,218,409
Investing Activities	(32,379,418)	(13,694,877)
Financing Activities	28,958,498	10,500,065

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

The Company’s President and Chief Executive Officer and Chief Financial and Accounting Officer have also concluded that there has not been any changes in the Company’s internal control over financial reporting  during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.

Risk Factors.

      There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, and (iii) the Consolidated Statements of Cash Flows.

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date	February 8, 2012	By: /s/ Eugene W. Landy
Eugene W. Landy
President and Chief Executive Officer

Date:	February 8, 2012	By: /s/ Maureen E. Vecere
Maureen E. Vecere
Chief Financial and Accounting Officer