Form 10-Q
period 2012-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2012-05-09
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934 For the quarterly period ended March 31, 2012

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

Large accelerated filer Accelerated filer X Non-accelerated filer ____ (Do not check if smaller reporting company) Smaller Reporting Company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

The number of shares outstanding of the issuer's common stock as of May 7, 2012 was 40,236,875 shares.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2012

C O N T E N T S

ITEM 1.   Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND SEPTEMBER 30, 2011

ASSETS	March 31, 2012 (Unaudited)	September 30, 2011

Real Estate Investments:
Land	$86,109,176	$82,115,823
Buildings and Improvements	441,331,671	394,815,902
Total Real Estate Investments	527,440,847	476,931,725
Accumulated Depreciation	(73,493,533)	(67,908,169)
Net Real Estate Investments	453,947,314	409,023,556

Real Estate Held for Sale	-0-	2,561,727
Cash and Cash Equivalents	11,556,257	6,376,808
Securities Available for Sale at Fair Value	44,068,756	44,265,059
Tenant and Other Receivables	1,326,562	1,018,733
Deferred Rent Receivable	1,759,489	1,661,027
Loans Receivable, net	119,315	187,384
Prepaid Expenses	1,274,247	556,541
Financing Costs, net of Accumulated Amortization of $2,267,058 and $2,122,218, respectively	3,352,910	2,405,426
Lease Costs, net of Accumulated Amortization of $987,416 and $825,709, respectively	1,141,065	1,227,451
Intangible Assets, net of Accumulated Amortization of $5,893,470 and $5,253,659, respectively	8,472,569	5,757,880
Other Assets	1,633,398	1,945,244

TOTAL ASSETS	$528,651,882	$476,986,836

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2012 AND SEPTEMBER 30, 2011

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2012 (Unaudited)	September 30, 2011

Liabilities:
Mortgage Notes Payable	$233,639,856	$211,614,170
Subordinated Convertible Debentures	8,790,000	8,915,000
Loans Payable	13,700,000	16,860,950
Accounts Payable and Accrued Expenses	2,107,118	2,129,658
Other Liabilities	4,582,041	2,924,386

Total Liabilities	262,819,015	242,444,164

Shareholders' Equity:
Series A – 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share; 2,139,750 Shares Authorized, Issued and Outstanding as of March 31, 2012 and September 30, 2011	$53,493,750	$53,493,750
Common Stock - $0.01 Par Value Per Share, 70,000,000 and
50,000,000 Shares Authorized; 40,222,375 and 36,785,037
Shares Issued and 40,222,375 and 36,780,037 Shares
Outstanding as of March 31, 2012 and September 30, 2011,	402,224	367,850
respectively
Excess Stock - $0.01 Par Value Per Share, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Treasury Stock at Cost, -0- and 5,000 Shares as of March 31, 2012 and September 30, 2011, respectively	-0-	(24,905)
Additional Paid-In Capital	207,698,321	179,392,039
Accumulated Other Comprehensive Income	4,597,031	2,368,163
Loans to Officers, Directors and Key Employees	(394,089)	(1,082,813)
Undistributed Income	-0-	-0-
Total MREIC’S Shareholders’ Equity	265,797,237	234,514,084
Noncontrolling Interests	35,630	28,588
Total Shareholders' Equity	265,832,867	234,542,672
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$528,651,882	$476,986,836

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended		Six Months Ended
	03/31/12	03/31/11	03/31/12	03/31/11
INCOME:
Rental Revenue	$10,691,955	$10,141,478	$21,413,589	$20,105,710
Reimbursement Revenue	1,959,848	1,947,393	4,033,688	4,020,030
Lease Termination Income	3,222,283	-0-	3,222,283	-0-
TOTAL INCOME	15,874,086	12,088,871	28,669,560	24,125,740

EXPENSES:
Real Estate Taxes	1,766,589	1,790,397	3,692,089	3,612,464
Operating Expenses	596,646	612,020	1,249,849	1,267,749
General & Administrative Expense	926,267	953,572	1,941,500	2,092,582
Acquisition Costs	261,382	2,191	565,724	405,474
Depreciation	2,830,118	2,556,103	5,615,773	5,087,287
Amortization	528,382	452,463	1,156,839	884,573

TOTAL EXPENSES	6,909,384	6,366,746	14,221,774	13,350,129

OTHER INCOME (EXPENSE):
Interest and Dividend Income	892,506	760,761	1,841,832	1,487,358
Gain on Securities Transactions, net	2,209,257	1,000,503	4,997,715	3,808,525
Interest Expense	(3,779,879)	(3,717,387)	(7,633,597)	(7,552,071)

TOTAL OTHER INCOME (EXPENSE)	(678,116)	(1,956,123)	(794,050)	(2,256,188)

INCOME FROM CONTINUING OPERATIONS	8,286,586	3,766,002	13,653,736	8,519,423

INCOME FROM DISCONTINUED OPERATIONS	-0-	67,081	19,628	128,258

NET INCOME	8,286,586	3,833,083	13,673,364	8,647,681

Less: Net Income Attributable to Noncontrolling Interests	26,554	18,946	47,309	47,353

NET INCOME ATTRIBUTABLE TO MREIC’S SHAREHOLDERS	8,260,032	3,814,137	13,626,055	8,600,328

Less: Preferred dividend	1,019,805	1,019,805	2,039,610	2,039,610

NET INCOME ATTRIBUTABLE TO MREIC’S COMMON SHAREHOLDERS	$7,240,227	$2,794,332	$11,586,445	$6,560,718

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) – CONTINUED

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended		Six Months Ended
	03/31/12	03/31/11	03/31/12	03/31/11

BASIC INCOME – PER SHARE
Income from Continuing Operations	$0.21	$0.11	$0.35	$0.25
Income from Discontinued Operations	-0-	-0-	-0-	-0-
Net Income	0.21	$0.11	0.35	$0.25
Less: Net Income Attributable to
Noncontrolling Interests	(-0-)	(-0-)	(-0-)	(-0-)
Net Income Attributable to
MREIC’s Shareholders	0.21	0.11	0.35	0.25
Less: Preferred Dividend	(0.03)	(0.03)	(0.05)	(0.06)
Net Income Attributable to MREIC’s Common Shareholders - Basic	$0.18	$0.08	$0.30	$0.19

DILUTED INCOME (LOSS) – PER SHARE
Income from Continuing Operations	$0.21	$0.11	$0.35	$0.25
Income from Discontinued Operations	-0-	-0-	-0-	-0-
Net Income	0.21	$0.11	0.35	$0.25
Less: Net Income Attributable to
Noncontrolling Interests	(-0-)	(-0-)	(-0-)	(-0-)
Net Income Attributable to
MREIC’s Shareholders	0.21	0.11	0.35	0.25
Less: Preferred Dividend	(0.03)	(0.03)	(0.05)	(0.06)
Net Income Attributable to MREIC’s Common Shareholders - Diluted	$0.18	$0.08	$0.30	$0.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	39,883,133	34,612,707	38,631,103	34,315,313
Diluted	40,043,673	34,670,344	38,749,864	34,367,412

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended		Six Months Ended
	03/31/12	03/31/11	03/31/12	3/31/11

Net Income	$8,286,586	$3,833,083	$13,673,364	$8,647,681
Other Comprehensive Income:
Unrealized Holding Gains Arising During
the Period	5,549,436	2,388,536	7,226,583	3,000,685
Reclassification adjustment for Net Gains
Realized in Income	(2,209,257)	(1,000,503)	(4,997,715)	(3,808,525)
TOTAL COMPREHENSIVE INCOME	11,626,765	5,221,116	15,902,232	7,839,841
Less: Comprehensive Income Attributable to
Noncontrolling Interests	26,554	18,946	47,309	47,353
COMPREHENSIVE INCOME ATTRIBUTABLE	11,600,211	5,202,170	15,854,923	7,792,488
TO MREIC’S SHAREHOLDERS
Less: Preferred Dividend	1,019,805	1,019,805	2,039,610	2,039,610
COMPREHENSIVE INCOME ATTRIBUTABLE
MREIC’s COMMON SHAREHOLDERS	$10,580,406	$4,182,365	$13,815,313	$5,752,878

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,673,364	$8,647,681
Noncash Items Included in Net Income or Loss:
Depreciation	5,615,773	5,104,361
Amortization	1,156,839	884,573
Stock Compensation Expense	126,696	63,606
Gain on Securities Transactions, net	(4,997,715)	(3,808,525)
Loss on Sale of Investment Property	8,220	-0-
Changes In:
Tenant, Deferred Rent and Other Receivables	(406,291)	110,481
Prepaid Expenses	(717,706)	(1,239,305)
Other Assets and Lease Costs	(174,042)	(204,372)
Accounts Payable, Accrued Expenses and Other Liabilities	1,635,115	1,138,369
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,920,253	10,696,869

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets, net of deposits	(50,810,600)	(10,856,474)
Capital Improvements	(1,672,864)	(622,426)
Proceeds on Sale of Real Estate	2,553,507	-0-
Purchase of Noncontrolling Interest	-0-	(4,138,291)
Deposits on Acquisition of Real Estate	(1,000,000)	-0-
Collections on Loans Receivable	68,069	16,990
Proceeds from Sale of Securities Available for Sale	19,248,938	10,908,868
Purchase of Securities Available for Sale	(11,826,052)	(9,702,700)
NET CASH USED IN INVESTING ACTIVITIES	(43,439,002)	(14,394,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds (Repayments) on Loans Payable	(8,360,950)	3,573,660
Repurchase of Subordinated Convertible Debentures	(125,000)	(5,050,000)
Proceeds from Mortgages and Loans	49,233,000	-0-
Principal Payments on Mortgages	(22,007,314)	(9,540,406)
Financing Costs Paid on Debt	(1,302,805)	(118,194)
Repayment of Employee Loan	688,724	-0-
Net Distributions to Noncontrolling Interests	(40,267)	(107,988)
Proceeds from the Exercise of Stock Options	771,593	2,177,778
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	16,189,700	-0-
Proceeds from Issuance of Common Stock, net of reinvestments	10,074,648	4,100,820
Proceeds from Registered Direct Placement of Preferred Stock, net of offering costs	-0-	18,977,862
Preferred Dividends Paid	(2,039,610)	(2,039,610)
Common Stock Distributions Paid, net of reinvestments	(10,383,521)	(7,658,421)
NET CASH PROVIDED BY FINANCING ACTIVITIES	32,698,198	4,315,501

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,179,449	618,337
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,376,808	6,814,553
CASH AND CASH EQUIVALENTS - END OF PERIOD	$11,556,257	$7,432,890

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2012

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation and its subsidiaries (MREIC, the Company or we) operate as a real estate investment trust (REIT) deriving our income primarily from real estate rental operations.  In addition, the Company currently owns a majority interest in a limited liability company of which the Company consolidates its results of operations and financial condition.  The Company also owns a portfolio of investment securities.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2011.

Certain amounts in the consolidated financial statements for the prior periods presented have been reclassified to conform to the financial statement presentation for the current year.  During fiscal 2011, the Quakertown, PA property was reclassified to held for sale, which resulted in $-0- and $67,081 of income from discontinued operations for the three months ended March 31, 2012 and 2011, respectively, and $27,848 and $128,258 for the six months ended March 31, 2012 and 2011, respectively, being reclassified into discontinued operations.  On October 31, 2011, the Quakertown, PA property was sold.

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

Lease Termination Income

Lease termination income is recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company.  In March 2012, the Company received $3,222,283 in lease termination income on its property in St. Joseph, MO.  The Company also received reimbursement of $79,353 for real estate taxes and utilities.  Additionally, if the Company does not re-lease or sell the property before November 30, 2012, the tenant will pay to the Company additional rent from September 1, 2012 through November 30, 2012 in the amount of $111,113 per month (pro-rated for any area/time leased).    On May 8, 2012, the Company re-leased approximately 65% of this property (see Note 12).

Stock Based Compensation

The Company accounts for stock options and restricted stock in accordance with ASC 718-10 which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value for restricted stock awards is equal to the fair value of the Company’s common stock on the grant date.  Compensation costs of $62,373 and $33,580 have been recognized in the three months ended March 31, 2012 and 2011, respectively and compensation costs of $126,696 and $63,606 have been recognized in the six months ended March 31, 2012 and 2011, respectively.

During the six months ended March 31, 2012, the following stock options were granted under the Company’s amended and restated 2007 stock option and stock award plan (the amended and restated 2007 Plan):

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/3/12	1	65,000	$9.33	1/3/20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the fiscal year indicated:

	Fiscal 2012	Fiscal 2011

Dividend yield	6.43%	6.88%
Expected volatility	19.24%	20.51%
Risk-free interest rate	1.41%	2.77%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the six months ended March 31, 2012 and 2011 was $0.49 and $0.61, respectively.

During the six months ended March 31, 2012, no shares of restricted stock were granted or forfeited.  During the six months ended March 31, 2012, options to purchase 27,620 shares were forfeited.  These shares were added back to the pool of shares available for grant under the amended and restated 2007 Plan.

During the six months ended March 31, 2012, six plan participants exercised options to purchase 102,620 shares of common stock at an average exercise price of $7.52 per share for total proceeds of $771,593.

A total of 864,342 shares were available to grant as stock options or as restricted stock under the amended and restated 2007 Plan as of March 31, 2012.  As of March 31, 2012, there were options outstanding to purchase 1,085,960 shares outstanding under the Plan.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on our financial position, results of operations or cash flows.

            In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The provisions of ASU 2011-12 indefinitely defer portions of ASU 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income. The Company early adopted ASU 2011-05 which did not have a material impact on our financial position, results of operations or cash flows.

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

The following amounts related to the potential conversion of the outstanding Debentures are excluded from the calculation due to their antidilutive effect:

	Three Months Ended		Six Months Ended
	03/31/12	03/31/11	03/31/12	03/31/11

Interest expense	$175,800	$178,800	$351,600	$439,298

Common shares to be issued upon conversion	850,000	863,100	850,000	863,100

In addition, common stock equivalents of 160,540 and 57,637 shares are included in the diluted weighted average shares outstanding for the three months ended March 31, 2012 and 2011, respectively, and common stock equivalents of 118,761 and 52,099 shares are included in the weighted average shares outstanding for the six months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012 and

2011, options to purchase common stock equivalents of 65,000 and 5,639 shares, respectively, were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions

On October 11, 2011, the Company purchased a 368,060 square foot industrial building located in Streetsboro, Ohio.  The building is 100% net leased to Best Buy Warehousing Logistics, Inc. through January 31, 2022.  The purchase price was $19,600,000.  The Company obtained a mortgage of $12,740,000 at a fixed interest rate of 5.5% for 10 years and paid the remaining amount with a draw on its line of credit.   This mortgage matures on November 1, 2021.  Annual rental income over the remaining term of the lease is approximately $1,586,000.

On October 18, 2011, the Company purchased a 46,000 square foot industrial building located in Corpus Christi, Texas.  The building is 100% net leased to FedEx Ground Package Systems, Inc. through August 31, 2021 and is subject to a ground lease with the City of Corpus Christi.  The purchase price was $4,992,000.  The Company obtained a mortgage of $3,150,000 and paid the remaining amount with a draw on its line of credit.  The mortgage has a fixed interest rate of 5.85% for the first 5 years, and on December 1, 2016, the interest rate will reset to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%.  This mortgage matures on November 1, 2021.  Annual rental income over the remaining term of the lease (including the ground rent) is approximately $450,000.  The Company recorded an intangible asset related to the lease in-place of $227,500.

On November 9, 2011, the Company purchased a 75,000 square foot industrial building located in Halfmoon, New York.  The building is 100% net leased to RGH Enterprises Inc. d/b/a Edgepark Medical Supplies through December 1, 2021.  The purchase price was $6,019,000.  Initially, the Company used a draw on its line of credit to fund this purchase.  On January 13, 2012, the Company obtained a mortgage of $4,213,000 at a fixed rate of 5.25% for the first 5 years.  On January 13, 2017 and every 5 years thereafter, the interest rate under the mortgage will reset to the 5 year U.S. Treasury yield plus 265 basis points with a minimum rate of 5.25% and repaid the draw under the line of credit. This mortgage matures on January 13, 2037.  Annual rental income over the remaining term of the lease is approximately $574,000.  The Company recorded an intangible asset related to the lease in-place of $493,000.

On December 20, 2011, the Company purchased a 51,130 square foot industrial building located in Lebanon, Ohio.  The building is 100% net leased to Siemens Real Estate, a division of Siemens Corporation, through April 30, 2019.  The purchase price was $5,100,000.  The Company obtained a mortgage of $3,030,000 at a fixed rate of 5.55% through December 31, 2016.  On January 1, 2017 the interest rate will reset to the lender’s prevailing rate for the remainder of the loan.  This mortgage matures on May 1, 2019. There is no prepayment penalty at the interest rate reset date.  The Company paid the remaining amount of the purchase price with cash on hand. Annual rental income over the remaining term of the lease is approximately $452,000.  The Company recorded an intangible asset related to the lease in-place of $684,000.

On March 15, 2012, the Company purchased a 234,660 square foot industrial building located in Olive Branch, Mississippi.  The building is 100% net leased to Anda Pharmaceuticals, Inc., a distribution division of Watson Pharmaceuticals, Inc., through June 1, 2022.  The purchase price was $16,500,000.  The Company obtained a mortgage of $11,000,000 at a fixed rate of 4.8%.   This mortgage matures on April 1, 2022. Annual rental income over the remaining term of the lease is approximately $1,180,000.  The Company recorded an intangible asset related to the lease in-place of $1,950,000.

The ultimate parents of these tenants; Best Buy, Federal Express Corporation, RGH Enterprises Inc., Siemens AG, and Watson Pharmaceuticals, are public companies and financial information related to these entities can be found on the Securities and Exchange Commission website at www.SEC.gov.

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

Three Months Ended		Six Months Ended
03/31/12		03/31/11	03/31/12	03/31/11

Rental and Reimbursement Revenues	$12,897,600	$13,291,100	$25,988,100	$26,682,600
Net Income Attributable to MREIC’s
Common Shareholders	$7,293,400	$3,367,200	$11,659,200	$7,760,100
Basic and Diluted Net Income per Share
Attributable to MREIC’s Common Shareholder	$0.18	$0.10	$0.30	$0.23

Tenant Concentration

The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 42% as of March 31, 2012.   In addition, the Company leases 5% of its square footage to Mead Corporation, until their early termination effective March 31, 2012 (see Note 1) and 5% to Cracker Barrel Old Country Store, Inc.  No other tenants leased more than 5% of our total square footage as of September 30, 2011 or March 31, 2012.  The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the six months ended March 31, 2012 was FDX and its subsidiaries.   Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated to be approximately 52% of total rental and reimbursement revenue for fiscal 2012.

NOTE 4 – DISCONTINUED OPERATIONS

Discontinued operations in the three and six months ended March 31, 2012 and 2011 include the operations of the property in Quakertown, Pennsylvania which was classified as held for sale as of September 30, 2011 and was sold on October 31, 2011.  The following table summarizes the components of discontinued operations:

	Three Months Ended		Six Months Ended
	03/31/12	03/31/11	03/31/12	03/31/11

Rental and reimbursement revenue	$-0-	$95,851	$31,880	$192,609
Real Estate Taxes	-0-	(14,665)	(2,925)	(27,409)
Operating Expenses	-0-	(890)	(1,107)	(1,627)
Depreciation & Amortization	-0-	(13,215)	-0-	(29,598)
Interest expense	-0-	-0-	-0-	(5,717)
Income from Operations of Disposed Property	-0-	67,081	27,848	128,258
Loss on Sale of Investment Property	-0-	-0-	(8,220)	-0-
Income from Discontinued Operations	$-0-	$67,081	$19,628	$128,258

Cash flows from discontinued operations for the six months ended March 31, 2012 and 2011 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Six Months Ended
	03/31/12	03/31/11

Cash flows from Operating Activities	$27,848	$157,856
Cash flows from Investing Activities	2,553,507	-0-
Cash flows from Financing Activities	(2,581,355)	(157,856)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

During the six months ended March 31, 2012, the Company sold or redeemed securities with a cost of $14,251,223 and recognized a gain on sale of $4,997,715.  The Company also made purchases of $11,826,052 in securities available for sale.  Of this amount, the Company made total purchases of 102,281 common shares of UMH Properties, Inc (UMH), a related REIT, through UMH’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $1,022,244 or an average cost of $9.99 per share.  The Company owned a total of 740,923 UMH common shares as of March 31, 2012 at a total cost of $6,959,460 and a fair value of $8,120,521.   The Company also owns 200,000 shares of UMH 8.25% Series A preferred stock at a total cost of $5,000,000 and a fair value of $5,252,000.

The Company held seven securities that were temporarily impaired investments as of March 31, 2012.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at March 31, 2012:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$128,150	($11,455)	$147,900	($22,105)
Common stock	9,827,746	(1,606,087)	-0-	-0-
Total	$9,955,896	($1,617,542)	$147,900	($22,105)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss

2	$1,488,950	($6,466)	0-5%
1	510,400	(34,468)	6-10%
3	8,098,146	(1,590,013)	11-25%
1	6,300	(8,700)	55-60%
7	$10,103,796	($1,639,647)

The Company has determined that these securities are temporarily impaired as of March 31, 2012.  The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery.  The Company had total net unrealized gains on its securities portfolio of $4,597,031 as of March 31, 2012.

The Company has an investment in one common security which was at a loss of 36% as of September 30, 2011.  This security has increased in value and was at a loss of 22% as of March 31, 2012.  The Company believes that this security is temporarily impaired.  The Company continues to monitor this security for other than temporary impairment under its policy.

NOTE 6 – DEBT

During the six months ended March 31, 2012, the Company entered into five mortgages totaling

$34,133,000 in connection with the acquisitions of properties in Streetsboro, OH., Corpus Christi, TX., Lebanon, OH., Halfmoon, NY., and Olive Branch, MS., described in Note No. 3 above.

On November 29, 2011, the Company closed on a $2,500,000 5-year term loan with Two River Community Bank (Two River) at an annual interest rate of 4.9%.  The loan has interest only payments for the first three years.  The loan is secured by the 200,000 shares of UMH 8.25% Series A preferred stock.  The net proceeds were used to pay down the Company’s margin line.

On December 15, 2011, the Company refinanced the existing mortgage on the Memphis, TN property with a balance of $9,432,309 at an interest rate of 6.25% due October 15, 2014.  The new $9,900,000 mortgage, which matures on January 1, 2024, is at a fixed interest rate of 4.5%.

On March 9, 2012, the Company closed on a $2,700,000 loan with The Bank of Princeton which matures on March 9, 2017.  Interest is at a variable rate of prime plus .75% with a floor of 4.5%.  The loan is secured by 615,065 shares of UMH Properties, Inc. common stock.  The net proceeds were used to pay down the Company’s margin line.

During the six months ended March 31, 2012, the Company repaid the mortgages on the White Bear Lake, MN and Winston-Salem, NC properties totaling $4,830,107.

During the six months ended March 31, 2012, the Company repurchased at par $125,000 of its 8% Subordinated Convertible Debentures (the Debentures) which mature in 2015.   As of March 31, 2012, the Company has outstanding $3,770,000 in Debentures due 2013 and $5,020,000 in Debentures due 2015.

As of March 31, 2012, total loans payable of $13,700,000 consisted of $8,500,000 outstanding under the Company’s $20,000,000 unsecured line of credit (the line of credit), $2,700,000 loan secured by UMH common stock with the Bank of Princeton and the $2,500,000 loan secured by UMH preferred stock with Two River.

NOTE 7 – SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

On January 25, 2012, the Company filed with the State of Maryland an amendment to the Company’s charter to increase the Company’s authorized shares of common stock by 20,000,000 shares.  As a result of this amendment, the Company’s total authorized shares were increased from 57,139,750 shares (classified as 50,000,000 common shares, 2,139,750 preferred shares and 5,000,000 excess shares) to 77,139,750 shares (classified as 70,000,000 common shares, 2,139,750 preferred shares and 5,000,000 excess shares).

Common Stock

The Company raised $11,305,344 (including reinvestments of $1,230,696) from the issuance of 1,334,718 common shares under the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the six months ended March 31, 2012.

On December 5, 2011 the Company sold 2,000,000 shares of common stock in a registered direct placement.  The Company received net proceeds from this offering of approximately $16,200,000.  The Company is using such net proceeds to purchase properties in the normal course of business and for general corporate purposes.

During the six months ended March 31, 2012, the Company paid $11,614,217 in total cash dividends or $0.30 per common share to common shareholders, of which $1,230,696 was reinvested in the DRIP.  On April 18, 2012, the Company declared a dividend of $0.15 per common share to be paid June 15, 2012 to common shareholders of record as of May 15, 2012.

On March 13, 2012, the Company temporarily suspended its Dividend Reinvestment and Stock Purchase Plan.  As a result, the dividend that was payable on March 15, 2012 was paid in cash to all common shareholders otherwise participating in dividend reinvestment.

Treasury Stock

During the six months ended March 31, 2012, the Company distributed the 5,000 shares which were held in treasury to shareholders through the DRIP.  The Company holds no shares in treasury as of March 31, 2012.

7.625% Series A Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2012, the Company paid $2,039,610 in preferred dividends or $0.9531 per share.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $1.90625.  On April 18, 2012, the Company declared a quarterly dividend of $0.4766 per share to be paid June 15, 2012 to preferred shareholders of record as of May 15, 2012.

Noncontrolling Interest

The following table summarizes the changes in the noncontrolling interests:

	2012	2011

Beginning Balance	$28,588	$2,477,753
Net Income Attributable to Noncontrolling Interest	47,309	47,353
Distributions to Noncontrolling Interests	(40,267)	(107,988)
Purchase of Noncontrolling Interest in Wheeling Partners, LLC	-0-	(2,373,250)
Ending Balance	$35,630	$43,868

NOTE 8 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The Company’s financial assets consist mainly of REIT securities.  The fair value of these financial assets was determined using the following inputs at March 31, 2012 and September 30, 2011:

	Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2012:
Equity Securities – Preferred Stock	$13,374,933	$13,374,933	$-0-	$-0-
Equity Securities – Common Stock	30,679,490	30,679,490	-0-	-0-
Debt Securities	14,333	14,333	-0-	-0-
Total Securities	$44,068,756	$44,068,756	$-0-	$-0-

As of September 30, 2011:
Equity Securities – Preferred Stock	$18,643,390	$18,643,390	$-0-	$-0-
Equity Securities – Common Stock	25,607,231	25,607,231	-0-	-0-
Debt Securities	14,438	14,438	-0-	-0-
Total Securities	$44,265,059	$44,265,059	$-0-	$-0-

Real Estate Held for Sale	$2,561,727	$-0-	$2,561,727	$-0-

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

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate loans payable and Subordinated Convertible Debentures approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At March 31, 2012, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $244,261,080 and $233,639,856 respectively.   As of September 30, 2011, the above listed real estate held for sale consists of an industrial property in

Quakertown, PA which was classified as held for sale and is recorded at estimated fair value.  On October 31, 2011, the Company sold this property.

NOTE 9 – RELATED PARTY TRANSACTIONS

Effective January 1, 2012, the Company and Michael P. Landy, Chief Operating Officer and Chairman of the Executive Committee, entered into a three-year employment agreement, under which Michael P. Landy receives an annual base salary of $315,000 for 2012 with increases of 5% for 2013 and 2014, plus bonuses and customary fringe benefits.  This contract automatically renews for successive one-year terms in accordance with the terms of the agreement.   Michael P. Landy will also receive four weeks vacation.  Michael P. Landy’s employment agreement also requires the Company to reimburse Michael P. Landy for the cost of a disability insurance policy such that, in the event of Michael P. Landy’s disability for a period of more than 90 days, Michael P. Landy will receive benefits up to 60% of his then-current salary.    In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Michael P. Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Michael P. Landy may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Michael P. Landy shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Approximately 25% of Michael P. Landy’s compensation is allocated to UMH pursuant to a cost sharing agreement between the Company and UMH.

Effective January 1, 2012, the Company and Maureen E. Vecere, Chief Financial and Accounting Officer, entered into a three-year employment agreement, under which Ms. Vecere receives an annual base salary of $250,000 for 2012 with increases of 5% for 2013 and 2014, plus bonuses and customary fringe benefits.  This contract automatically renews for successive one-year terms in accordance with the terms of the agreement.  Ms. Vecere’s employment agreement provides for bonuses and customary fringe benefits.  Ms. Vecere also receives four weeks vacation.  The Company will reimburse Ms. Vecere for the cost of a disability insurance policy such that, in the event of Ms. Vecere’s disability for a period of more than 90 days, Ms. Vecere will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Ms. Vecere will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Vecere shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended March 31, 2012 and 2011 was $7,788,740 and $7,576,515, respectively.

During the six months ended March 31, 2012 and 2011, the Company had dividend reinvestments of $1,230,696 and $2,680,933 respectively, which required no cash transfers.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

The Company has also entered into agreements to acquire two industrial properties in Texas and one industrial property in Oklahoma, subject to due diligence which the Company is currently conducting. These are new constructions that will be subject to 10 year net-leases to FedEx Ground Package Systems, Inc. These properties are scheduled for completion and occupancy in fiscal 2012 and the first half of fiscal 2013. The combined purchase price for these three properties will be approximately $31,950,000.  The Company has made deposits of $900,000 on these acquisitions as of March 31, 2012 which are included in other assets as of March 31, 2012.

NOTE 12 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On April 11, 2012, the remaining balance of loans to officers, directors and key employees was fully repaid.

On May 8, 2012, the Company entered into a 5-year lease agreement with Woodstream Corp. for approximately 256,000 square feet at our 388,671 square foot facility in St. Joseph, Missouri.  The annual rental income is $896,000 ($3.50 per square foot).  This lease expires on September 30, 2017.

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

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases primarily to investment-grade tenants.   During the six months ended March 31, 2012, the Company purchased five net-leased industrial properties, located in Streetsboro, OH, Corpus Christi, TX, Halfmoon, NY, Lebanon, OH and Olive Branch, MS, totaling approximately 775,000 square feet, for approximately $52,211,000.   As of March 31, 2012, the Company owned sixty-nine industrial properties and one shopping center with total square footage of approximately 8,267,000 square feet.    These properties are located in twenty-five states.  As of March 31, 2012, the Company’s weighted average lease expiration term was approximately 5.2 years and its occupancy rate was 95%.  As of March 31, 2012, the Company’s average rent per occupied square foot for fiscal 2012 was estimated at approximately $5.58.  Total real estate investments were $453,947,314 as of March 31, 2012.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.   Income from property operations defined as rental and reimbursement revenue less real estate taxes and operating expenses increased $602,114 or 6% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 and increased $1,259,812 or 7% for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011. The increase was due to the additional income related to the three industrial properties purchased during fiscal 2011 and the five purchased during fiscal 2012.  The Company’s revenue also includes lease termination income, which amounted to $3,222,283 for the three and six months ended March 31, 2012 and $-0- for the three and six months ended March 31, 2011.  This income represents the payment from our tenant at our St. Joseph, MO property terminating their lease obligation before the end of the contractual term of the lease.  On May 8, 2012, the Company re-leased approximately 65% of this property (see Note 12).

The Company has a concentration of FDX-leased properties.  As of March 31, 2012, no tenant leased more than 5% of the Company’s total leased square footage with the exception of FDX and its subsidiaries, which leased 42% of our total leased square footage. In addition, the Mead Corporation, until their early termination effective March 31, 2012 (see Note 1), and Cracker Barrel Old Country Stores, Inc., each leased 5% of our total leased square footage.  The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the six months ended March 31, 2012 was FDX and its subsidiaries.  Annualized rental and reimbursement revenue from FDX and FDX subsidiaries is estimated at approximately 52% of total rental and reimbursement revenue for fiscal 2012.  This concentration is a risk shareholders should consider.

The Company also holds a portfolio of securities of other REITs with a fair value of $44,068,756 as of March 31, 2012, which earns dividend and interest income.  The dividends received from our securities investments were at a weighted average yield of approximately 6.8% as of March 31, 2012. During the six months ended March 31, 2012, the Company recognized gains on sale of securities of $4,997,715.  As of March 31, 2012, the Company had net unrealized gains on securities available for sale of $4,597,031.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

On December 5, 2011, the Company sold 2,000,000 shares of common stock in a registered direct placement.  The Company received net proceeds from this offering of approximately $16,200,000.  The Company is using such net proceeds to purchase properties in the normal course of business and for general corporate purposes.

The Company has also entered into agreements to acquire two industrial properties in Texas and one industrial property in Oklahoma, subject to due diligence which the Company is currently conducting. These are new constructions that will be subject to 10 year net-leases to FedEx Ground Package Systems, Inc. These properties are scheduled for completion and occupancy in fiscal 2012 and the first half of fiscal 2013. The combined purchase price for these three properties will be approximately $31,950,000.  The Company has made deposits of $900,000 on these acquisitions as of March 31, 2012 which is included in other assets as of March 31, 2012.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of March 31, 2012, the Company owned seventy properties with total square footage of approximately 8,267,000 as compared to sixty-five properties with total square footage of approximately 7,418,000 as of March 31, 2011.  As of March 31, 2012 and 2011, the Company’s weighted average lease expiration term was approximately 5.2 years and 5.1 years.  The Company’s occupancy rate was 95% and 97% as of March 31, 2012 and 2011, respectively.

In fiscal 2012, approximately 16% of our gross leasable area, consisting of 12 leases totaling 1,301,769 square feet, was originally set to expire.  As of March 31, 2012, the Company extended the following leases which were scheduled to expire in fiscal 2012:

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

Rental and reimbursement revenue increased $562, 932 or 5% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 and increased $1,321,537 or 5% for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.  The net increase was due mainly to the following:

•

Rent and reimbursements from the new properties acquired in the first half of fiscal 2012 in Streetsboro, OH, Corpus Christi, TX, Halfmoon, NY, Lebanon, OH and Olive Branch, MS totaling approximately $876,000 and $1,405,000 for the three and six months ended March 31, 2012, respectively.

•

Increased rent and reimbursements from the properties acquired during fiscal 2011 in Lebanon, TN, Rockford, IL and Edinburg, TX totaling approximately $773,000 and 1,321,000 for the three and six months ended March 31, 2012, respectively.

Lease termination income amounted to $3,222,283 for the three and six months ended March 31, 2012 compared to $-0- for the three and six months ended March 31, 2011.  This income represents the payment from our tenant at our St. Joseph, MO property terminating their lease obligation before the end of the contractual term of the lease.  On May 8, 2012, the Company re-leased approximately 65% of this property (see Note 12).

Real estate taxes remained relatively stable for the three and six months ended March 31, 2012 as compared to the three and six months ended March 31, 2011.

Operating expenses decreased $15,374 or 3% for the three months and remained relatively stable for the six months ended March 31, 2012 as compared to the three and six months ended March 31, 2011.  Increases in management fees and insurance were offset by a decrease in utilities, repairs and maintenance and other operating expenses.

General and administrative expense decreased $27,305 or 3% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 and decreased $151,082 or 7% for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.  The decrease in the three months ended March 31, 2012 was due primarily to the decrease in administrative and directors fees offset by an increase in franchise taxes.  The decrease for the six months ended March 31, 2012 was due mainly to a decrease in compensation from the six months ended March 31, 2011 which included a one-time severance payment of $275,000 to a former executive.  The decrease was partially offset by increases in franchise taxes and other administrative expenses of approximately $95,000.

Interest and dividend income increased $131,745 or 17% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 and $354,474 or 24% for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.  These increases were due mainly due to a rotation into higher yielding securities.  The weighted average yield was approximately 7.3% and 6.7% for the three months ended March 31, 2012 and 2011, respectively, and approximately 6.8% and 6.6% for the six months ended March 31, 2012 and 2011.

The Company recognized a gain on sale of securities of $2,209,257 and $1,000,503 for the three months ended March 31, 2012 and 2011, respectively, and $4,997,715 and $3,808,525 for the six months ended March 31, 2012 and 2011, respectively.  In addition, the Company had net unrealized gains on its securities held for sale of $4,597,031 as of March 31, 2012.

Discontinued operations in the three and six months ended March 31, 2012 and 2011 include the operations of the property in Quakertown, Pennsylvania which was classified as held for sale as of September 30, 2011 and was sold on October 31, 2011.  The following table summarizes the components of discontinued operations:

	Three Months Ended		Six Months Ended
	03/31/12	03/31/11	03/31/12	03/31/11

Rental and reimbursement revenue	$-0-	$95,851	$31,880	$192,609
Real Estate Taxes	-0-	(14,665)	(2,925)	(27,409)
Operating Expenses	-0-	(890)	(1,107)	(1,627)
Depreciation & Amortization	-0-	(13,215)	-0-	(29,598)
Interest expense	-0-	-0-	-0-	(5,717)
Income from Operations of Disposed Property	-0-	67,081	27,848	128,258
Loss on Sale of Investment Property	-0-	-0-	(8,220)	-0-
Income from Discontinued Operations	$-0-	$67,081	$19,628	$128,258

Cash flows from discontinued operations for the six months ended March 31, 2012 and 2011 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Six Months Ended
	03/31/12	03/31/11

Cash flows from Operating Activities	$27,848	$157,856
Cash flows from Investing Activities	2,553,507	-0-
Cash flows from Financing Activities	(2,581,355)	(157,856)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net cash from operating activities of $15,920,253 and $10,696,869 for the six months ended March 31, 2012 and 2011, respectively.

Net real estate investments increased $44,923,758 from September 30, 2011 to March 31, 2012. This increase was due mainly to the purchase of the industrial properties in Streetsboro, OH, Corpus Christi, TX, Halfmoon, NY, Lebanon, OH and Olive Branch, MS totaling approximately $52,211,000 partially offset by depreciation expense for the six month period of $5,615,773.

Securities available for sale decreased $196,303 from September 30, 2011 to March 31, 2012.  The decrease was due mainly to the sales and redemptions of securities with an adjusted cost of $14,251,223 and an increase in the unrealized gain on securities of $2,228,868 partially offset by purchases of securities of $11,826,052.

Other assets decreased $311,846 due mainly to the decrease in deposits made on property purchases.  These deposits are reclassified to real estate investments upon the closing of the transaction.

Mortgage notes payable increased $22,025,686 from September 30, 2011 to March 31, 2012.  The increase was due mainly to the five mortgages of $34,133,000 originated in connection with the acquisitions of the five industrial properties purchased in fiscal 2012.  Details on the mortgages are as follows:

Property	Mortgage Originated	Maturity Date	Interest Rate

Streetsboro, OH	$12,740,000	11/1/21	5.5%
Corpus Christi, TX	3,150,000	11/1/21	5.85%
Halfmoon, NY	4,213,000	1/13/37	5.25%
Lebanon, OH	3,030,000	5/1/19	5.55%
Olive Branch, MS	11,000,000	4/1/22	4.8%

The increase in mortgages was partially offset by scheduled payments of principal of $7,744,898 and balloon payments on the Winston Salem, NC and White Bear Lake, MN property mortgages of $4,830,107.   In addition, the Company refinanced the existing mortgage on the Memphis, TN property with a balance of $9,432,309 at an interest rate of 6.25% due October 15, 2014.  The new $9,900,000 mortgage, which matures on January 1, 2024, is at a fixed interest rate of 4.5%.  The Company is scheduled to repay a total of approximately $20,000,000 in mortgage principal in the next 12 months and intends to make these principal payments from cash from operations and refinancings.

The Company’s outstanding 8% Debentures decreased $125,000 from September 30, 2011 to March 31, 2012.  The decrease was due to repurchases at par.

Loans payable decreased $3,160,950 from September 30, 2011 to March 31, 2012.   The decrease was mainly due to payments on the line of credit of $2,500,000 and repayments on the margin loan of $5,860,950 offset by a new 5-year term loan of $2,500,000 from Two River at a fixed interest rate of 4.9%, and a new 5-year term loan of $2,700,000 from The Bank of Princeton as a variable rate of prime plus .75% with a floor of 4.5%.  As of March 31, 2012, the Company had no outstanding balance on its margin loans and $8,500,000 outstanding on its line of credit.

Liquidity and Capital Resources

Net cash provided by operating activities was $15,920,253 and $10,696,869 for the six months ended March 31, 2012 and 2011, respectively.  Distributions paid on common stock for the six months ended March 31, 2012 were $11,614,217 and $10,339,354, respectively (of which $1,230,696 and

$2,680,933, respectively, was reinvested).  The Company pays distributions from cash provided by operating activities.

As of March 31, 2012, the Company owned securities available for sale of $44,068,756 subject to term loans of $5,200,000.  These marketable securities provide the Company with additional liquidity as well as dividend income.  As of March 31, 2012, the Company had a net unrealized gain on its portfolio of $4,597,031.  The dividends received from our investments continue to meet our expectations.

As of March 31, 2012, the Company owned seventy properties (sixty-nine industrial properties and one shopping center), of which fifty-nine carried mortgage loans totaling $233,639,856.  The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s line of credit limit the amount of unencumbered properties which can be mortgaged.  The Company had $11,500,000 available on its $20,000,000 line of credit as of March 31, 2012.    The Company’s total net debt plus preferred equity to total market capitalization was 43% as of March 31, 2012.

The Company has also entered into agreements to acquire two industrial properties in Texas and one industrial property in Oklahoma, subject to due diligence which the Company is currently conducting. These are new constructions that will be subject to 10 year net-leases to FedEx Ground Package Systems, Inc. These properties are scheduled for completion and occupancy in fiscal 2012 and the first half of fiscal 2013. The combined purchase price for these three properties will be approximately $31,950,000.  The Company has made deposits of $900,000 on these acquisitions as of March 31, 2012 which is included in other assets as of March 31, 2012.

On December 5, 2011 the Company sold 2,000,000 shares of common stock in a registered direct placement.  The Company received net proceeds from this offering of approximately $16,200,000.  The Company is using such net proceeds to purchase properties in the normal course of business and for general corporate purposes.

During the six months ended March 31, 2012, the Company paid $2,039,610 in preferred dividends.  On April 18, 2012, the Board of Directors declared a dividend of $.4766 per share of the Company’s 7.625% Series A Cumulative Redeemable Preferred Stock payable June 15, 2012, to preferred shareholders of record as of May 15, 2012.

The Company raised $11,305,344 (including reinvestments of $1,230,696) from the issuance of 1,334,718 common shares in the DRIP during the six months ended March 31, 2012.  During the six months ended March 31, 2012, the Company paid $11,614,217 in total cash dividends or $0.30 per common share to common shareholders, of which $1,230,696 was reinvested in the DRIP.  On April 18, 2012, the Board of Directors declared a dividend of $0.15 per common share to be paid on June 15, 2012 to common shareholders of record as of May 15, 2012.  On March 13, 2012, the Company temporarily suspended its Dividend Reinvestment and Stock Purchase Plan.  As a result, the dividend that was payable on March 15, 2012 was paid in cash to all common shareholders otherwise participating in dividend reinvestment.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its margin loans, refinance debt, or raise capital through the DRIP or capital markets.

As described above, the Company has been raising capital through its DRIP, registered direct placements and public offerings of common and preferred stock and investing in net leased industrial properties.  The Company believes that funds generated from operations and from its recent public offerings, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next year.

The Company seeks to invest in well-located, modern buildings leased primarily to investment grade tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  As of March 31, 2012, no tenant leased more than 5% of the Company’s total leased square footage with the exception of FDX and its subsidiaries, which leased 42% of our total leased square footage, and the Mead Corporation, until their early termination effective March 31, 2012 (see Note 1) and Cracker Barrel Old Country Stores, Inc., each of which leased 5% of our total leased square footage.  The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the six months ended March 31, 2012 was FDX and its subsidiaries.  Annualized rent and reimbursement revenue from FDX and FDX subsidiaries is estimated at approximately 52% of total rental and reimbursement revenue for fiscal year 2012.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

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

The Company’s FFO for the three and six months ended March 31, 2012 and 2011 is calculated as follows:

	Three Months Ended		Six Months Ended
	03/31/12	03/31/11	03/31/12	03/31/11

Net Income	$8,286,586	$3,833,083	$13,673,364	$8,647,681
Income Attributable to Noncontrolling Interest	(26,554)	(18,946)	(47,309)	(47,353)
Preferred Dividend	(1,019,805)	(1,019,805)	(2,039,610)	(2,039,610)
Depreciation Expense	2,830,118	2,569,318	5,615,773	5,104,361
Amortization of In-Place Lease Intangible Assets	321,919	287,450	639,811	581,666
FFO	$10,392,264	$5,651,100	$17,842,029	$12,246,745

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended March 31, 2012 and 2011:

	Six Months Ended
	03/31/12	03/31/11

Operating Activities	$15,920,253	$10,696,869
Investing Activities	(43,439,002)	(14,394,033)
Financing Activities	32,698,198	4,315,501

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

•

changes in real estate market conditions , economic conditions in the industrial sector and general economic conditions;

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

•

our ability to comply with debt covenants;

•

our ability to integrate acquired properties and operations into existing operations;

•

continued availability of proceeds from our debt or equity securities;

•

the availability of other debt and equity financing alternatives;

•

market conditions affecting our debt and equity securities;

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

•

declines in the market prices of our investment securities; and

•

our ability to qualify as a real estate investment trust for federal income tax purposes.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.

ITEM 4.  Controls and Procedures.

The Company’s President and Chief Executive Officer and Interim Principal Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Company’s President and Chief Executive Officer and Interim Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There has not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ART II:

OTHER INFORMATION

Item 1.	Legal Proceedings. – None
Item 1A.

Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K and set forth below are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Certain of our senior executive officers and other personnel also devote time to managing UMH, which may reduce the time they spend managing our company.

Certain of our officers and directors, and certain other employees, also serve as officers, directors or employees of UMH. These individuals’ responsibilities to our company and to UMH could reduce the amount of time they spend managing our company or create competition for the time and efforts of these individuals.

We issued shares of our common stock under our Registration Statement on Form S-3 for our Dividend Reinvestment and Stock Purchase Plan when we were not eligible to use Form S-3, which may result in claims for rescission and other damages.

Due to the late filing of a Form 8-K, we temporarily lost our eligibility to register securities on a Form S-3 on December 12, 2011. Despite this ineligibility, we issued approximately 859,000 shares of common stock under our Form S-3 registration statement for our Dividend Reinvestment and Stock Purchase Plan, or our DRIP, in December 2011, January 2012 and February 2012. The aggregate purchase price of these shares was approximately $7.4 million. We have discontinued issuances under this registration statement. The purchasers of the shares issued pursuant to our DRIP when we were not eligible to issue shares Form S-3 could bring claims against us for rescission and other damages under federal or state securities laws.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None
Item 3.	Defaults Upon Senior Securities. – None
Item 4.	Mine Safety Disclosures. – None
Item 5.	Other Information. – None
Item 6.	Exhibits
31.1	Certification of Eugene W. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
31.2	Certification of Anna Chew, Interim Principal Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Eugene W.  Landy, President and Chief Executive Officer, and Anna Chew, Interim Principal Financial Officer (Furnished herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, and (iii) the Consolidated Statements of Cash Flows.

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date	May 8, 2012	By: /s/ Eugene W. Landy
Eugene W. Landy
President and Chief Executive Officer

Date:	May 8, 2012	By: /s/ Anna Chew
Anna Chew
Interim Principal Financial Officer