Form 10-Q
period 2012-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2012-08-09
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer's common stock par value $0.01 per share as of August 1, 2012 was 40,437,177 shares.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2012

C O N T E N T S

ITEM 1.   Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND SEPTEMBER 30, 2011

ASSETS	June 30, 2012 (Unaudited)	September 30, 2011

Real Estate Investments:
Land	$87,524,791	$82,115,823
Buildings and Improvements	450,727,377	394,815,902
Total Real Estate Investments	538,252,168	476,931,725
Accumulated Depreciation	(76,326,116)	(67,908,169)
Net Real Estate Investments	461,926,052	409,023,556

Real Estate Held for Sale	-0-	2,561,727
Cash and Cash Equivalents	47,444,664	6,376,808
Securities Available for Sale at Fair Value	46,343,963	44,265,059
Tenant and Other Receivables	34,079	1,018,733
Deferred Rent Receivable	1,842,195	1,661,027
Loans Receivable, net	111,398	187,384
Prepaid Expenses	1,125,153	556,541
Financing Costs, net of Accumulated Amortization of $2,401,770 and $2,122,218, respectively	3,184,156	2,405,426
Lease Costs, net of Accumulated Amortization of $1,071,694 and $825,709, respectively	1,454,067	1,227,451
Intangible Assets, net of Accumulated Amortization of $6,267,541 and $5,253,659, respectively	8,098,498	5,757,880
Other Assets	1,452,125	1,945,244

TOTAL ASSETS	$573,016,350	$476,986,836

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2012 AND SEPTEMBER 30, 2011

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2012 (Unaudited)	September 30, 2011

Liabilities:
Mortgage Notes Payable	$235,730,028	$211,614,170
Subordinated Convertible Debentures	8,790,000	8,915,000
Loans Payable	5,200,000	16,860,950
Accounts Payable and Accrued Expenses	2,603,903	2,129,658
Other Liabilities	3,150,875	2,952,974

Total Liabilities	255,474,806	242,472,752

Shareholders' Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of June 30, 2012 and September 30, 2011	$53,493,750	$53,493,750
7.875% Series B Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 and -0- Shares Authorized, Issued and Outstanding as of June 30, 2012 and September 30, 2011	57,500,000	-0-
Common Stock: $0.01 Par Value Per Share, 67,700,000 and
50,000,000 Shares Authorized; 40,259,495 and 36,785,037
Shares Issued and 40,259,495 and 36,780,037 Shares
Outstanding as of June 30, 2012 and September 30, 2011,	402,595	367,850
respectively
Excess Stock - $0.01 Par Value Per Share, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Treasury Stock at Cost, -0- and 5,000 Shares as of June 30, 2012 and September 30, 2011, respectively	-0-	(24,905)
Additional Paid-In Capital	201,294,107	179,392,039
Accumulated Other Comprehensive Income	4,851,092	2,368,163
Loans to Officers, Directors and Key Employees	-0-	(1,082,813)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	317,541,544	234,514,084
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$573,016,350	$476,986,836

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011

	Three Months Ended		Nine Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11
INCOME:
Rental Revenue	$10,718,739	$10,109,268	$32,132,328	$30,214,918
Reimbursement Revenue	1,275,819	1,948,485	5,309,507	5,968,569
Lease Termination Income	-0-	-0-	3,222,283	-0-
TOTAL INCOME	11,994,558	12,057,753	40,664,118	36,183,487

EXPENSES:
Real Estate Taxes	774,836	1,826,101	4,466,925	5,438,563
Operating Expenses	929,877	563,238	2,227,035	1,878,317
General & Administrative Expense	1,150,607	918,517	3,092,107	2,740,579
Acquisition Costs	55,236	-0-	620,960	405,474
Severance Expenses Depreciation	965,083 2,836,134	-0- 2,576,028	965,083 8,451,907	275,000 7,663,318
Amortization	653,493	467,999	1,810,332	1,348,118

TOTAL EXPENSES	7,365,266	6,351,883	21,634,349	19,749,369

OTHER INCOME (EXPENSE):
Interest and Dividend Income	732,906	742,343	2,574,738	2,229,702
Gain on Securities Transactions, net	680,068	1,282,760	5,677,783	5,091,285
Interest Expense	(3,809,005)	(3,704,931)	(11,442,602)	(11,257,003)

TOTAL OTHER INCOME (EXPENSE)	(2,396,031)	(1,679,828)	(3,190,081)	(3,936,016)

INCOME FROM CONTINUING OPERATIONS	2,233,261	4,026,042	15,839,688	12,498,102

INCOME FROM DISCONTINUED OPERATIONS	-0-	69,262	19,628	197,520

NET INCOME	2,233,261	4,095,304	15,859,316	12,695,622

Less: Preferred dividend	1,321,680	1,019,805	3,361,289	3,059,414

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$911,581	$3,075,499	$12,498,027	$9,636,208

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) – CONTINUED

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011

	Three Months Ended		Nine Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11

BASIC INCOME – PER SHARE
Income from Continuing Operations	$0.06	$0.12	$0.41	$0.36
Income from Discontinued Operations	-0-	-0-	-0-	0.01
Net Income	0.06	0.12	0.41	0.37
Less: Preferred Dividend	(0.04)	(0.03)	(0.09)	(0.09)
Net Income Attributable to Common Shareholders - Basic	$0.02	$0.09	$0.32	$0.28

DILUTED INCOME – PER SHARE
Income from Continuing Operations	$0.06	$0.12	$0.41	$0.36
Income from Discontinued Operations	-0-	-0-	-0-	0.01
Net Income	0.06	0.12	0.41	0.37
Less: Preferred Dividend	(0.04)	(0.03)	(0.09)	(0.09)
Net Income Attributable to Common Shareholders - Diluted	$0.02	$0.09	$0.32	$0.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	40,111,951	35,488,839	39,122,918	34,706,488
Diluted	40,339,937	35,545,319	39,275,805	34,759,647

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011

	Three Months Ended		Nine Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11

Net Income	$2,233,261	$4,095,304	$15,859,316	$12,695,622
Other Comprehensive Income:
Unrealized Holding Gains Arising During
the Period	934,129	1,719,769	8,160,712	4,720,904
Reclassification Adjustment for Net Gains
Realized in Income	(680,068)	(1,282,760)	(5,677,783)	(5,091,285)
TOTAL COMPREHENSIVE INCOME	2,487,322	4,532,313	18,342,245	12,325,241

Less: Preferred Dividend	1,321,680	1,019,805	3,361,289	3,059,414
COMPREHENSIVE INCOME ATTRIBUTABLE
COMMON SHAREHOLDERS	$1,165,642	$3,512,508	$14,980,956	$9,265,827

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$15,859,316	$12,695,622
Noncash Items Included in Net Income or Loss:
Depreciation	8,451,907	7,690,311
Amortization	1,810,332	1,360,642
Stock Compensation Expense	322,715	97,187
Gain on Securities Transactions, net	(5,677,783)	(5,091,285)
Changes In:
Tenant, Deferred Rent and Other Receivables	803,485	(261,190)
Prepaid Expenses	(568,612)	(522,933)
Other Assets and Lease Costs	(385,379)	(346,764)
Accounts Payable, Accrued Expenses and Other Liabilities	732,545	548,024
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,348,526	16,169,614

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets, net of deposits	(60,157,822)	(10,856,474)
Capital Improvements	(3,136,963)	(747,821)
Proceeds on Sale of Real Estate	2,553,507	-0-
Purchase of Noncontrolling Interest	-0-	(4,138,291)
Deposits on Acquisition of Real Estate	(1,000,000)	(1,062,300)
Collections on Loans Receivable	75,986	55,722
Proceeds from Sale of Securities Available for Sale	23,425,639	15,014,219
Purchase of Securities Available for Sale	(17,343,831)	(16,277,951)
NET CASH USED IN INVESTING ACTIVITIES	(55,583,484)	(18,012,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds (Repayments) on Loans Payable	(16,860,950)	3,014,557
Repurchase of Subordinated Convertible Debentures	(125,000)	(5,050,000)
Proceeds from Mortgages and Loans	55,433,000	3,000,000
Principal Payments on Mortgages	(26,117,142)	(13,727,010)
Financing Costs Paid on Debt	(1,329,197)	(301,472)
Repayment of Employee Loan	1,082,813	-0-
Net Distributions to Noncontrolling Interests	(60,399)	(140,736)
Proceeds from the Exercise of Stock Options	1,057,831	2,181,483
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	16,189,700	-0-
Proceeds from Issuance of Common Stock, net of reinvestments	10,005,700	9,563,446
Proceeds from Registered Direct Placement of Preferred Stock- Series A, net of offering costs	-0-	18,942,626
Proceeds from Underwritten Public Offering of Preferred Stock- Series B, net of offering costs	55,504,924	-0-
Preferred Dividends Paid	(3,059,414)	(3,059,414)
Common Stock Distributions Paid, net of reinvestments	(16,419,052)	(11,674,892)
NET CASH PROVIDED BY FINANCING ACTIVITIES	75,302,814	2,748,588

NET INCREASE IN CASH AND CASH EQUIVALENTS	41,067,856	905,306
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,376,808	6,814,553
CASH AND CASH EQUIVALENTS - END OF PERIOD	$47,444,664	$7,719,859

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2012

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation together with its consolidated subsidiaries (MREIC, the Company or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  In addition, the Company currently owns a majority interest in a limited liability company of which the Company consolidates its results of operations and financial condition.  The Company also owns a portfolio of investment securities.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2011.

Certain amounts in the consolidated financial statements for the prior periods presented have been reclassified to conform to the financial statement presentation for the current year.  During fiscal 2011, the Quakertown, PA property was reclassified to held for sale, which resulted in $-0- and $69,262 of income for the three months ended June 30, 2012 and 2011, respectively, and $27,848 and $197,520 for the nine months ended June 30, 2012 and 2011, respectively, being reclassified into discontinued operations (see note 4).  On October 31, 2011, the Quakertown, PA property was sold.

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

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation.

Lease Termination Income

Lease termination income is recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company.  In March 2012, the Company received $3,222,283 in lease termination income on its property in St. Joseph, MO.  The Company also received reimbursement of $79,353 for real estate taxes and utilities.  Additionally, if the Company does not re-lease or sell the entire property before November 30, 2012, the tenant will pay to the Company additional rent from September 1, 2012 through November 30, 2012 in the amount of $111,113 per month (pro-rated for any area/time leased).    On May 8, 2012, the Company entered into a 5-year lease agreement with Woodstream Corp. for approximately 256,000 square feet (representing approximately 65%of the space) at our 388,671 square foot facility in St. Joseph, MO.  Rent commences on September 1, 2012 and the annual rental income is $896,000 ($3.50 per square foot).  This lease expires on September 30, 2017.

Stock Based Compensation

The Company accounts for stock options and restricted stock in accordance with ASC 718-10 which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value for restricted stock awards is equal to the fair value of the Company’s common stock on the grant date.  Compensation costs of $196,019 and $33,581 have been recognized in the three months ended June 30, 2012 and 2011, respectively and compensation costs of $322,715 and $97,187 have been recognized in the nine months ended June 30, 2012 and 2011, respectively.

During the nine months ended June 30, 2012, the following stock options were granted under the Company’s amended and restated 2007 stock option and stock award plan (the amended and restated 2007 Plan):

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

The weighted-average fair value of options granted during the nine months ended June 30, 2012 and 2011 was $0.49 and $0.61, respectively.

During the nine months ended June 30, 2012, 5,418 shares of restricted stock were forfeited.  During the nine months ended June 30, 2012, no shares of restricted stock were granted.  During the nine months ended June 30, 2012, options to purchase 27,620 shares were forfeited.  These shares were added back to the pool of shares available for grant under the amended and restated 2007 Plan (the “Plan”).

During the nine months ended June 30, 2012, seven plan participants exercised options to purchase 139,740 shares of common stock at an average exercise price of $7.57 per share for total proceeds of $1,057,832.

A total of 869,761 shares were available to grant as stock options or as restricted stock under the amended and restated 2007 Plan as of June 30, 2012.  As of June 30, 2012, there were outstanding options to purchase 1,048,840 shares under the plan.  The aggregate intrinsic value of options outstanding as of June 30, 2012 was $3,715,095.

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

NOTE 2 – NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income attributable to common shareholders plus interest expense related to the Company's Convertible Subordinated Debentures (Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period.

The following amounts related to the potential conversion of the outstanding Debentures are excluded from the calculation due to their antidilutive effect:

	Three Months Ended		Nine Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11

Interest expense	$175,800	$178,800	$527,400	$618,098

Common shares to be issued upon conversion	850,000	863,100	850,000	863,100

In addition, common stock equivalents of 227,986 and 56,480 shares are included in the diluted weighted average shares outstanding for the three months ended June 30, 2012 and 2011, respectively, and common stock equivalents of 152,887 and 53,159 shares are included in the diluted weighted average shares outstanding for the nine months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012 and 2011, options to purchase common stock equivalents of -0- and 5,499 shares, respectively, were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions

On October 11, 2011, the Company purchased a 368,060 square foot industrial building located in Streetsboro, Ohio.  The building is 100% net leased to Best Buy Warehousing Logistics, Inc. through January 31, 2022.  The purchase price was $19,600,000.  The Company obtained a mortgage of $12,740,000 at a fixed interest rate of 5.5% for 10 years and paid the remaining amount with a draw on its unsecured line of credit (line of credit).   This mortgage matures on November 1, 2021.  Annual rental income over the remaining term of the lease is approximately $1,586,000.

On October 18, 2011, the Company purchased a 46,253 square foot industrial building located in Corpus Christi, Texas.  The building is 100% net leased to FedEx Ground Package Systems, Inc. through August 31, 2021 and is subject to a ground lease with the City of Corpus Christi.  The purchase price was $4,992,000.  The Company obtained a mortgage of $3,150,000 and paid the remaining amount with a draw on its line of credit.  The mortgage has a fixed interest rate of 5.85% for the first 5 years, and on December 1, 2016, the interest rate will reset to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%.  This mortgage matures on November 1, 2021.  Annual rental income over the remaining term of the lease (including the ground rent) is approximately $450,000.  The Company recorded an intangible asset related to the lease in-place of $227,500.

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

On March 15, 2012, the Company purchased a 234,660 square foot industrial building located in Olive Branch, Mississippi.  The building is 100% net leased to Anda Pharmaceuticals, Inc., a distribution division of Watson Pharmaceuticals, Inc., through May 31, 2022.  The purchase price was $16,500,000.  The Company obtained a mortgage of $11,000,000 at a fixed rate of 4.8%.  This mortgage matures on April 1, 2022. The Company paid the remaining amount of the purchase price with cash on hand.  Annual rental income over the remaining term of the lease is approximately $1,180,000.  The Company recorded an intangible asset related to the lease in-place of $1,950,000.

On June 8, 2012, the Company purchased a 119,912 square foot industrial building located in Oklahoma City, Oklahoma.  The building is 100% net leased to FedEx Ground Package Systems, Inc. through March 31, 2022.  The purchase price was $9,453,000.  The Company obtained a mortgage of $6,200,000 at a fixed rate of 4.35%.  This mortgage matures on June 1, 2024.  The Company paid the remaining amount of the purchase price with cash on hand.  Annual rental income over the remaining term of the lease is approximately $699,500.

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

Three Months Ended		Nine Months Ended
6/30/12		6/30/11	6/30/12	6/30/11

Rental Revenues	$10,846,000	$11,486,400	$33,442,300	$34,498,600
Net Income Attributable to Common
Shareholders	$952,600	$3,484,100	$12,853,900	$10,915,800
Basic and Diluted Net Income per Share
Attributable to Common Shareholders	$0.02	$0.10	$0.33	$0.31

Tenant Concentration

The Company has a concentration of Federal Express Corporation (FDX) and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 42% as of June 30, 2012.   In addition, the Company leases 5% to Cracker Barrel Old Country Store, Inc.  No other tenants leased more than 5% of our total square footage as of June 30, 2012.  The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the nine months ended June 30, 2012 was FDX and its subsidiaries.  Annualized rental and reimbursement revenue from FDX and its subsidiaries is estimated to be approximately 50% of total rental and reimbursement revenue for fiscal 2012.

NOTE 4 – DISCONTINUED OPERATIONS

Discontinued operations in the three and nine months ended June 30, 2012 and 2011 include the operations of the property in Quakertown, Pennsylvania which was classified as held for sale as of September 30, 2011 and was sold on October 31, 2011.  The following table summarizes the components of discontinued operations:

	Three Months Ended		Nine Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11

Rental and Reimbursement revenue	$-0-	$94,646	$31,880	$287,255
Real Estate Taxes	-0-	(13,705)	(2,925)	(41,114)
Operating Expenses	-0-	(1,759)	(1,107)	(3,386)
Depreciation & Amortization	-0-	(9,920)	-0-	(39,518)
Interest expense	-0-	-0-	-0-	(5,717)
Income from Operations of Disposed Property	-0-	69,262	27,848	197,520
Loss on Sale of Investment Property	-0-	-0-	(8,220)	-0-
Income from Discontinued Operations	$-0-	$69,262	$19,628	$197,520

Cash flows from discontinued operations for the nine months ended June 30, 2012 and 2011 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Nine Months Ended
	6/30/12	6/30/11

Cash flows from Operating Activities	$27,848	$242,755
Cash flows from Investing Activities	2,553,507	-0-
Cash flows from Financing Activities	(2,581,355)	(242,755)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

During the nine months ended June 30, 2012, the Company sold or redeemed securities with a cost of $17,747,856 and recognized a gain on sale of $5,677,783.  The Company also made purchases of $17,343,831 in securities available for sale.  Of this amount, the Company made total purchases of 102,281 common shares of UMH Properties, Inc (UMH), a related REIT, through UMH’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $1,022,244 or an average cost of $9.99 per share.  The Company owned a total of 740,923 UMH common shares as of June 30, 2012 at a total cost of $6,959,460 and a fair value of $7,950,109.   The Company also owns 200,000 shares of UMH 8.25% Series A preferred stock at a total cost of $5,000,000 and a fair value of $5,230,000.

The Company held six securities that were temporarily impaired investments as of June 30, 2012.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at June 30, 2012:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$1,009,638	$(30,444)	$144,500	$(25,505)
Common stock	9,324,586	(553,629)	-0-	-0-
Total	$10,334,224	$(584,073)	$144,500	$(25,505)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
3	$5,735,188	$(218,193)	0-5%
1	4,594,536	(355,380)	6-10%
1	144,500	(25,505)	11-25%
1	4,500	(10,500)	70%
6	$10,478,724	$(609,578)

The Company has determined that these securities are temporarily impaired as of June 30, 2012.  The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery.  The Company had total net unrealized gains on its securities portfolio of $4,851,092 as of June 30, 2012.

NOTE 6 – DEBT

During the nine months ended June 30, 2012, the Company entered into six mortgages totaling

$40,333,000 in connection with the acquisitions of properties in Streetsboro, OH., Corpus Christi, TX., Lebanon, OH., Halfmoon, NY., Olive Branch, MS. and Oklahoma City, OK., described in Note No. 3 above.  Subsequent to quarter end, the Company placed a mortgage on the property in Waco, TX for $5,800,000.

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

On March 9, 2012, the Company closed on a $2,700,000 loan with The Bank of Princeton which matures on March 9, 2017.  Interest is at a variable rate of prime plus 0.75% with a floor of 4.5%.  The loan is secured by 615,065 shares of UMH common stock.  The net proceeds were used to pay down the Company’s margin line.

During the nine months ended June 30, 2012, the Company repaid the mortgages on the White Bear Lake, MN and Winston-Salem, NC properties totaling $4,830,107.

During the nine months ended June 30, 2012, the Company repurchased at par $125,000 of its 8% Debentures which mature in 2015.   As of June 30, 2012, the Company has outstanding $3,770,000 in Debentures due 2013 and $5,020,000 in Debentures due 2015.

As of June 30, 2012, total loans payable of $5,200,000 consisted of $2,700,000 loan secured by UMH common stock with the Bank of Princeton and the $2,500,000 loan secured by UMH preferred stock with Two River.  As of June 30, 2012 there was no amount outstanding under the Company’s $20,000,000 unsecured line of credit.

NOTE 7 – SHAREHOLDERS’ EQUITY

On January 26, 2012, the Company filed with the Maryland State Department of Assessments and Taxation, an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 20,000,000 shares.  As a result of this amendment, the Company’s total authorized shares were increased from 57,139,750 shares (classified as 50,000,000 common shares, 2,139,750 preferred shares and 5,000,000 excess shares) to 77,139,750 shares (classified as 70,000,000 common shares, 2,139,750 preferred shares and 5,000,000 excess shares).  Subsequent to the amendment, the Company reclassified 2,300,000 common shares as Series B preferred shares and issued 2,300,000 Series B preferred shares.  The Company’s authorized stock as of June 30, 2012 consisted of  67,700,000 common shares, 2,139,750 Series A preferred shares, 2,300,000 Series B preferred shares and 5,000,000 excess shares.

Common Stock

The Company raised $11,305,344 (including reinvestments of $1,230,696) from the issuance of 1,334,718 shares of common shares under the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the nine months ended June 30, 2012.

On December 5, 2011, the Company sold 2,000,000 shares of common stock in a registered direct placement.  The Company received net proceeds from this offering of approximately $16,200,000.  The Company is using such net proceeds to purchase properties in the normal course of business and for general corporate purposes.

During the nine months ended June 30, 2012, the Company paid $17,649,748 in total cash dividends or $0.45 per common share to common shareholders, of which $1,230,696 was reinvested in the DRIP.  On July 9, 2012, the Company declared a dividend of $0.15 per common share to be paid September 17, 2012 to common shareholders of record as of August 15, 2012.

On March 13, 2012, the Company temporarily suspended its Dividend Reinvestment and Stock Purchase Plan.  As a result, the dividend that was payable on March 15, 2012 and June 15, 2012 was paid in cash to all common shareholders otherwise participating in dividend reinvestment.  As of August 2, 2012, the Dividend Reinvestment and Stock Purchase Plan was reinstated.

Treasury Stock

During the nine months ended June 30, 2012, the Company distributed the 5,000 shares which were held in treasury to shareholders through the DRIP.  The Company holds no shares in treasury as of June 30, 2012.

7.625% Series A Cumulative Redeemable Preferred Stock

During the nine months ended June 30, 2012, the Company paid $3,059,414 in preferred dividends or $1.42968 per share.  Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $1.90625.  On July 9, 2012, the Company declared a quarterly dividend of $0.4766 per share to be paid September 17, 2012 to Series A preferred shareholders of record as of August 15, 2012.

7.875% Series B Cumulative Redeemable Preferred Stock

On June 7, 2012 and June 21, 2012, the Company issued 2,000,000 and 300,000 shares, respectively, of 7.875% Series B Cumulative Redeemable Preferred Stock at an offering price of $25.00 per share in an underwritten public offering.  The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of $55,504,924 and intends to use the net proceeds from the offering to purchase properties in the ordinary course of business and for general corporate purposes.  Dividends on the Series B preferred shares are cumulative from the date Series B preferred shares were first issued and payable quarterly at an annual rate of $1.96875.  On July 9, 2012, the Company declared a dividend for the period from June 7, 2012 through August 31, 2012 of $0.459375 per share to be paid September 17, 2012 to Series B preferred shareholders of record as of August 15, 2012.  As of June 30, 2012 dividends on the Series B Cumulative Redeemable Preferred Stock have been earned for the period June 7, 2012 through June 30, 2012 in the amount of $301,875.

Noncontrolling Interest

The following table summarizes the changes in the noncontrolling interests in the Company’s majority owned subsidiary for the nine months ended June 30, 2012 and 2011:

	2012	2011

Beginning Balance	$28,588	$2,477,753
Net Income Attributable to Noncontrolling Interest	45,401	61,408
Distributions to Noncontrolling Interests	(60,399)	(140,736)
Purchase of Noncontrolling Interest in Wheeling Partners, LLC	-0-	(2,373,250)
Ending Balance	$13,590	$25,175

The $13,590 noncontrolling interest balance as of June 30, 2012 is included in Other liabilities in the accompanying Consolidated Balance Sheet.

NOTE 8 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The Company’s financial assets consist mainly of REIT securities.  The fair value of these financial assets was determined using the following inputs at June 30, 2012 and September 30, 2011:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2012:
Equity Securities – Preferred Stock	$14,501,733	$14,501,733	$-0-	$-0-
Equity Securities – Common Stock	31,828,514	31,828,514	-0-	-0-
Debt Securities	13,716	13,716	-0-	-0-
Total Securities	$46,343,963	$46,343,963	$-0-	$-0-

As of September 30, 2011:
Equity Securities – Preferred Stock	$18,643,390	$18,643,390	$-0-	$-0-
Equity Securities – Common Stock	25,607,231	25,607,231	-0-	-0-
Debt Securities	14,438	14,438	-0-	-0-
Total Securities	$44,265,059	$44,265,059	$-0-	$-0-

Real Estate Held for Sale	$2,561,727	$-0-	$2,561,727	$-0-

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

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate loans payable and Subordinated Debentures approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At June 30, 2012, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $242,984,480 and $235,730,028, respectively.   As of September 30, 2011, the above listed real estate held for sale consists of an industrial property in Quakertown, PA which was classified as held for sale and is recorded at estimated fair value.  On October 31, 2011, the Company sold this property for gross proceeds of $2,765,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

Effective January 1, 2012, the Company and Michael P. Landy, Chief Operating Officer and Chairman of the Executive Committee, entered into a three-year employment agreement, under which Mr. Landy receives an annual base salary of $315,000 for 2012 with increases of 5% for 2013 and 2014, plus bonuses and customary fringe benefits.  This contract automatically renews for successive one-year terms in accordance with the terms of the agreement.   Mr. Landy will also receive four weeks vacation.  The Company will reimburse Mr. Landy for the cost of a disability insurance policy such that, in the event of Mr. Landy’s disability for a period of more than 90 days, Mr. Landy will receive benefits up to 60% of his then-current salary.    In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Landy may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Landy shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Approximately 25% of Mr. Landy’s compensation was allocated to UMH pursuant to a cost sharing agreement between the Company and UMH.  Effective July 1, 2012, 100% of Mr. Landy’s compensation will be allocated to the Company.

Effective January 1, 2012, the Company and Maureen E. Vecere, the Company’s former Chief Financial and Accounting Officer, entered into a three-year employment agreement, under which Ms. Vecere received an annual base salary of $250,000 for 2012 with increases of 5% for 2013 and 2014, plus bonuses and customary fringe benefits.  This contract automatically renewed for successive one-year terms in accordance with the terms of the agreement.  Ms. Vecere’s employment agreement provided for bonuses and customary fringe benefits.  Ms. Vecere also received four weeks vacation.  The Company would  reimburse Ms. Vecere for the cost of a disability insurance policy such that, in the event of Ms. Vecere’s disability for a period of more than 90 days, Ms. Vecere would receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Ms. Vecere would have the right to extend and renew this employment agreement so that the expiration date would be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Vecere shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  On May 31, 2012, Ms. Vecere passed away.  In accordance with her contract, in June 2012, the Company incurred a one-time $832,000 severance expense to the Estate of Maureen E. Vecere.

On April 11, 2012, the remaining balance of loans to officers, directors and key employees was fully repaid.

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and CMS.  CMS, a division of Cronheim received the sum of approximately $97,000 and $90,000 for the three months ended June 30, 2012 and 2011, respectively and approximately $284,000 and $269,000 for the nine months ended June 30, 2012 and 2011, respectively.  The Company is subject to a management contract with CMS for an annual management fee of $380,000 per year plus the actual costs of subagents, up to a maximum of 1.5% of rents under management.  Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.  Effective August 1, 2012, the Company’s management contract with CMS terminated and the Company became a fully integrated and self-managed real estate company.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended June 30, 2012 and 2011 was $11,580,505 and $11,611,723, respectively.

During the nine months ended June 30, 2012 and 2011, the Company had dividend reinvestments of $1,230,696 and $4,022,977 respectively, which required no cash transfers.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

The Company has entered into an agreement to acquire one industrial property in Houston, Texas, subject to due diligence which the Company is currently conducting. This is a new construction that will be subject to a 10 year net-lease to FedEx Ground Package Systems, Inc.  This property is scheduled for completion and occupancy in the first half of fiscal 2013. The purchase price for this property will be approximately $13,672,000.  The Company has made deposits totaling $500,000 on this acquisition as of June 30, 2012, which is included in other assets as of June 30, 2012.

NOTE 12 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On July 18, 2012, the Company purchased a 102,594 square foot industrial building located in Waco, TX.  The building is 100% net leased to FedEx Ground Package Systems, Inc. through May 29, 2022.  The purchase price was $8,733,000.  The Company obtained a mortgage of $5,800,000 at a fixed rate of 4.75%.  This mortgage matures on August 1, 2022. The Company paid the remaining amount of the purchase price with cash on hand.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Activity

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases primarily to investment-grade tenants.   During the nine months ended June 30, 2012, the Company purchased six net-leased industrial properties, located in Streetsboro, OH, Corpus Christi, TX, Halfmoon, NY, Lebanon, OH, Olive Branch, MS, and Oklahoma City, OK, totaling approximately 895,000 square feet, for approximately $61,664,000.   As of June 30, 2012, the Company owned seventy industrial properties and one shopping center with total square footage of approximately 8,372,000 square feet.    These properties are located in twenty-six states.  As of June 30, 2012, the Company’s weighted average lease expiration term was approximately 5.3 years and its occupancy rate was 94%.  As of June 30, 2012, the Company’s average rent per occupied square foot for fiscal 2012 was approximately $5.67.  Total real estate investments were $461,926,052 as of June 30, 2012.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.   Income from property operations defined as rental and reimbursement revenue less real estate taxes and operating expenses increased $605,468 or 6% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and increased $1,865,261 or 6% for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011. The increase was due to the additional income related to the three industrial properties purchased during fiscal 2011 and the six properties purchased during the nine months ended June 30, 2012.  The Company’s revenue also includes lease termination income, which amounted to $3,222,283 for the nine months ended June 30, 2012 and $-0- for nine months ended June 30, 2011.  This income represents the payment from our tenant at our St. Joseph, MO property terminating its lease obligation before the end of the contractual term of the lease.  On May 8, 2012, the Company re-leased approximately 65% of this property.

The Company has a concentration of FDX-leased properties.  As of June 30, 2012, no tenant leased more than 5% of the Company’s total leasable square footage with the exception of FDX and its subsidiaries, which leased 42% of our total leasable square footage. In addition, Cracker Barrel Old Country Stores, Inc., leased 5% of our total leasable square footage.  The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the nine months ended June 30, 2012 was FDX and its subsidiaries.  Annualized rental and reimbursement revenue from FDX and its subsidiaries is estimated at approximately 50% of total rental and reimbursement revenue for fiscal 2012.  This concentration is a risk shareholders should consider.

The Company also holds a portfolio of securities of other REITs with a fair value of $46,343,963 as of June 30, 2012, which earns dividend and interest income.  The dividends received from our securities investments were at a weighted average yield of approximately 7.2 % as of June 30, 2012. During the nine months ended June 30, 2012, the Company recognized gains on sale of securities of $5,677,783.  As of June 30, 2012, the Company had net unrealized gains on securities available for sale of $4,851,092.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

On December 5, 2011, the Company sold 2,000,000 shares of common stock in a registered direct placement.  The Company received net proceeds from this offering of approximately $16,200,000.  The Company is using such net proceeds to purchase properties in the normal course of business and for general corporate purposes.

On June 7, 2012 and June 21, 2012, the Company issued 2,000,000 and 300,000 shares, respectively, of 7.875% Series B Cumulative Redeemable Preferred Stock at an offering price of $25.00 per share in an underwritten public offering.  The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of $55,504,924 and intends to use the net proceeds from the offering to purchase properties in the ordinary course of business and for general corporate purposes.  The Series B Preferred Stock is listed on the NYSE under the symbol “MNR-PRB”.

On July 18, 2012, the Company purchased a 102,594 square foot industrial building located in Waco, TX.  The building is 100% net leased to FedEx Ground Package Systems, Inc. through May 29, 2022.  The purchase price was $8,733,000.  The Company obtained a mortgage of $5,800,000 at a fixed rate of 4.75%.  This mortgage matures on August 1, 2022.  The Company paid the remaining amount of the purchase price with cash on hand.

The Company has also entered into an agreement to acquire one industrial property in Houston, Texas, subject to due diligence which the Company is currently conducting. This is a new construction that will be subject to a 10 year net-lease to FedEx Ground Package Systems, Inc.  This property is scheduled for completion and occupancy in the first half of fiscal 2013. The purchase price for this property will be approximately $13,672,000.  The Company has made deposits totaling $500,000 on this acquisition as of June 30, 2012 which is included in other assets as of June 30, 2012.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of June 30, 2012, the Company owned seventy-one properties with total square footage of approximately 8,372,000 as compared to sixty-five properties with total square footage of approximately 7,418,000 as of June 30, 2011.  As of June 30, 2012 and 2011, the Company’s weighted average lease expiration term was approximately 5.3 years and 5.2 years.  The Company’s occupancy rate was 94% and 97% as of June 30, 2012 and 2011, respectively.

In fiscal 2012, approximately 16% of our gross leasable area, consisting of twelve leases totaling 1,294,560 square feet, was originally set to expire.  As of June 30, 2012, the Company extended the following ten leases which were scheduled to expire in fiscal 2012 representing a tenant retention rate of 86%:

Property	Tenant	Square Feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)

Ft Myers, FL	FedEx	87,500	$4.45	10/31/11	$4.76	10/31/14	3.0
Monroe, NC	HD Supply, Inc	160,000	3.71	10/31/11	3.66	10/31/16	5.0
Elgin, IL	Ryerson	89,052	6.90	1/31/12	5.68	1/31/17	5.0
Orangeburg, NY	Keebler	50,400	7.00	2/28/12	7.00	2/28/14	2.0
Newington, CT	Kellogg	54,812	6.54	2/29/12	6.54	2/28/14	2.0
Tolleson, AZ	Western Container	283,358	4.33	4/30/12	4.26	4/30/17	5.0
Edwardsville, KS	Carlisle Tire	179,280	3.77	5/31/12	3.84	5/31/13	1.0
Kansas City, MO	Keebler	65,067	5.66	7/31/12	5.38	7/31/15	3.0
Charlottesville, VA	FedEx	48,064	7.37	8/31/12	6.85	8/31/17	5.0
O’Fallon, MO	Pittsburgh Glass	102,135	4.40	6/30/12	4.18	6/30/15	3.0

Weighted Average			$4.81		$4.66		3.6

The remaining two leases for properties located in Winston-Salem, NC (containing 106,507 square feet) and located in Tampa, FL (containing 68,385 square feet) expired December 31, 2011.  As of June 30, 2012 the Company’s occupancy rate is 94%.  In July 2012, the Company entered in to a sixty five month lease agreement with HEP Direct for 100% of the space located in Winston-Salem for an average annual rent per square foot of $2.62.  This lease is effective August 1, 2012 and will bring the Company’s current occupancy rate up to 95%

Rental revenue increased $609,471 or 6% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and increased $1,917,410 or 6% for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011.  The increase in the three and nine months ended June 30, 2012 was due primarily to the increased rental income earned from acquisitions of six new properties during fiscal 2012.

Reimbursement revenue decreased $672,666 or 34% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and decreased $659,062 or 11% for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011.   The decrease in the three and nine months ended June 30, 2012 was due primarily to the Company’s ability to obtain refunds and reductions in real estate taxes for several properties.  Because this results in reducing our tenants overall occupancy costs, it is expected to result in higher tenant retention rates.

Lease termination income amounted to $3,222,283 for the nine months ended June 30, 2012 as compared to nine months ended June 30, 2011.  This income represents the payment from our tenant at our St. Joseph, MO property terminating its lease obligation before the end of the contractual term of the lease.  On May 8, 2012, the Company re-leased approximately 65% of this property.

Real estate taxes decreased $1,051,265 or 58% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and decreased $971,638 or 18% for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011.  The decrease in the three and nine months ended June 30, 2012 was due primarily to the Company’s ability to obtain refunds and reductions in real estate taxes of several properties.  Because this results in reducing our tenants overall occupancy costs, it is expected to result in higher tenant retention rates.

Operating expenses increased $366,639 or 65% for the three months and increased $348,718 or 19% for the nine months ended June 30, 2012 as compared to the three and nine months ended June 30, 2011.  The increase in the three and nine months ended June 30, 2012 was due primarily to the increase in professional fees associated with obtaining a reduction of real estate taxes on several properties, increase in management fees and insurance associated with six new acquisitions.

General and administrative expense increased $232,090 or 25% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and increased $351,528 or 13% for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011.  The increase in the three and nine months ended June 30, 2012 was due primarily to increased salary expense for recent hires.

Severance expense increased $965,083 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and increased $690,083 for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011. The increase in the three and nine months ended June 30, 2012 was due primarily to a one-time severance expense of $832,000 to the Estate of the Company’s former CFO, Maureen E. Vecere.

Interest and dividend income remained stable for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and increased $345,036 or 15% for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011.  This increase was due mainly to a rotation into higher yielding securities.  The weighted average yield was approximately 7.2% and 6.7% for the nine months ended June 30, 2012 and 2011.

The Company recognized a gain on sale of securities of $680,068 and $1,282,760 for the three months ended June 30, 2012 and 2011, respectively, and $5,677,783 and $5,091,285 for the nine months ended June 30, 2012 and 2011, respectively.  In addition, the Company had net unrealized gains on its securities held for sale of $4,851,092 as of June 30, 2012.

Discontinued operations in the three and nine months ended June 30, 2012 and 2011 include the operations of the property in Quakertown, Pennsylvania which was classified as held for sale as of September 30, 2011 and was sold on October 31, 2011.  The following table summarizes the components of discontinued operations:

	Three Months Ended		Nine Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11

Rental and Reimbursement Revenue	$-0-	$94,646	$31,880	$287,255
Real Estate Taxes	-0-	(13,705)	(2,925)	(41,114)
Operating Expenses	-0-	(1,759)	(1,107)	(3,386)
Depreciation & Amortization	-0-	(9,920)	-0-	(39,518)
Interest Expense	-0-	-0-	-0-	(5,717)
Income from Operations of Disposed Property	-0-	69,262	27,848	197,520
Loss on Sale of Investment Property	-0-	-0-	(8,220)	-0-
Income from Discontinued Operations	$-0-	$69,262	$19,628	$197,520

Cash flows from discontinued operations for the nine months ended June 30, 2012 and 2011 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Nine Months Ended
	6/30/12	6/30/11

Cash Flows from Operating Activities	$27,848	$242,755
Cash Flows from Investing Activities	2,553,507	-0-
Cash Flows from Financing Activities	(2,581,355)	(242,755)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net cash from operating activities of $21,348,526 and $16,169,614 for the nine months ended June 30, 2012 and 2011, respectively.

Net real estate investments increased $52,902,496 from September 30, 2011 to June 30, 2012. This increase was due mainly to the purchase of the industrial properties in Streetsboro, OH, Corpus Christi, TX, Halfmoon, NY, Lebanon, OH, Olive Branch, MS and Oklahoma City, OK totaling approximately $61,664,000, partially offset by depreciation expense for the nine month period of $8,451,907.

Securities available for sale increased $2,078,904 from September 30, 2011 to June 30, 2012.  The increase was due mainly to an increase in the unrealized gain on securities of $2,482,929.

Other assets decreased $493,119 due mainly to the decrease in deposits made on property purchases.  These deposits are reclassified to real estate investments upon the closing of the transaction.

Mortgage notes payable increased $24,115,858 from September 30, 2011 to June 30, 2012.  The increase was due mainly to the six mortgages of $40,333,000 originated in connection with the acquisitions of the six industrial properties purchased in fiscal 2012.  Details on the mortgages are as follows:

Property	Mortgage Originated	Maturity Date	Interest Rate

Streetsboro, OH	$12,740,000	11/1/21	5.5%
Corpus Christi, TX	3,150,000	11/1/21	5.85%
Halfmoon, NY	4,213,000	1/13/37	5.25%
Lebanon, OH	3,030,000	5/1/19	5.55%
Olive Branch, MS	11,000,000	4/1/22	4.8%
Oklahoma City, OK	6,200,000	7/1/24	4.35%

The increase in mortgages was partially offset by scheduled payments of principal of $11,854,726 and balloon payments on the Winston Salem, NC and White Bear Lake, MN property mortgages of $4,830,107.   In addition, the Company refinanced the existing mortgage on the Memphis, TN property with a balance of $9,432,309 at an interest rate of 6.25% due October 15, 2014.  The new $9,900,000 mortgage, which matures on January 1, 2024, is at a fixed interest rate of 4.5%.  The Company is scheduled to repay a total of approximately $34,500,000 in mortgage principal payments in the next twelve months, consisting of balloon payments of approximately $18,100,000 and normal monthly amortization payments of approximately $16,400,000 and intends to make these principal payments from the funds raised from the issuance of the Series B Cumulative Redeemable Preferred Stock, the DRIP, cash from operations and refinancings.

The Company’s outstanding 8% Debentures decreased $125,000 from September 30, 2011 to June 30, 2012.  The decrease was due to repurchases at par.

Loans payable decreased $11,660,950 from September 30, 2011 to June 30, 2012.   The decrease was mainly due to payments on the line of credit of $11,000,000 and repayments on the margin loan of $5,860,950 offset by a new 5-year term loan of $2,500,000 from Two River at a fixed interest rate of 4.9%, and a new 5-year term loan of $2,700,000 from The Bank of Princeton at a variable rate of prime plus 0.75% with a floor of 4.5%.  As of June 30, 2012, the Company had no outstanding balance on its margin loans and no outstanding balance on its line of credit.

Liquidity and Capital Resources

Net cash provided by operating activities was $21,348,526 and $16,169,614 for the nine months ended June 30, 2012 and 2011, respectively.  Distributions paid on common stock for the nine months ended June 30, 2012 and 2011, respectively were $17,649,748 and $15,697,869, respectively (of which $1,230,696 and $4,022,977, respectively, was reinvested).  The Company pays distributions from cash provided by operating activities.

As of June 30, 2012, the Company owned securities available for sale of $46,343,963 subject to term loans of $5,200,000.  These marketable securities provide the Company with additional liquidity as well as dividend income.  As of June 30, 2012, the Company had a net unrealized gain on its portfolio of $4,851,092.  The dividends received from our investments continue to meet our expectations.

As of June 30, 2012, the Company owned seventy-one properties (seventy industrial properties and one shopping center), of which sixty-one carried mortgage loans with outstanding principal balances as of June 30, 2012 totaling $235,730,028.  The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s line of credit limit the amount of unencumbered properties which can be mortgaged.  The Company had the full amount available on its $20,000,000 line of credit as of June 30, 2012.    The Company’s total net debt plus preferred equity to total market capitalization was 38% as of June 30, 2012.

On July 18, 2012, the Company purchased a 102,594 square foot industrial building located in Waco, TX.  The building is 100% net leased to FedEx Ground Package Systems, Inc. through May 29, 2022.  The purchase price was $8,733,000.  The Company obtained a mortgage of $5,800,000 at a fixed rate of 4.75%.  This mortgage matures on August 1, 2022.  The Company paid the remaining amount of the purchase price with cash on hand.

The Company has also entered into an agreement to acquire one industrial property in Houston, TX, subject to due diligence which the Company is currently conducting. This is a new construction that will be subject to a 10 year net-lease to FedEx Ground Package Systems, Inc.  This property is scheduled for completion and occupancy in the first half of fiscal 2013. The purchase price for this property will be approximately $13,672,000.  The Company has made deposits totaling $500,000 on this acquisition as of June 30, 2012 which is included in other assets as of June 30, 2012.

On December 5, 2011, the Company sold 2,000,000 shares of common stock in a registered direct placement.  The Company received net proceeds from this offering of approximately $16,200,000.  The Company is using such net proceeds to purchase properties in the normal course of business and for general corporate purposes.

During the nine months ended June 30, 2012, the Company paid $3,059,414 in Series A preferred dividends.  On July 9, 2012, the Board of Directors declared a quarterly dividend of $0.4766 per share of the Company’s 7.625% Series A Cumulative Redeemable Preferred Stock payable September 17, 2012, to preferred shareholders of record as of August 15, 2012.

On June 7, 2012 and June 21, 2012, the Company issued 2,000,000 and 300,000 shares, respectively, of 7.875% Series B Cumulative Redeemable Preferred Stock at an offering price of $25.00 per share in an underwritten public offering.  The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of $55,504,924 and intends to use the net proceeds from the offering to purchase properties in the ordinary course of business and for general corporate purposes.  The Series B Preferred Stock is listed on the NYSE under the symbol “MNR-PRB”.

During the nine months ended June 30, 2012, the Company paid $-0- in Series B preferred dividends.  On July 9, 2012, the Company declared a dividend for the period June 7, 2012 through August 31, 2012 of $0.459375 per share of the Company’s 7.875% Series B Cumulative Redeemable Preferred Stock payable September 17, 2012, to preferred shareholders of record as of August 15, 2012.   As of June 30, 2012 dividends on the Series B Cumulative Redeemable Preferred Stock have been earned for the period June 7, 2012 through June 30, 2012 in the amount of $301,875.

The Company raised $11,305,344 (including reinvestments of $1,230,696) from the issuance of 1,334,718 common shares in the DRIP during the nine months ended June 30, 2012.  During the nine months ended June 30, 2012, the Company paid $17,649,748 in total cash dividends or $0.45 per common share to common shareholders, of which $1,230,696 was reinvested in the DRIP.  On July 9, 2012, the Company declared a dividend of $0.15 per common share to be paid on September 17, 2012 to common shareholders of record as of August 15, 2012.  On March 13, 2012, the Company temporarily suspended its Dividend Reinvestment and Stock Purchase Plan.  As a result, the dividend that was payable on March 15, 2012 and June 15, 2102 was paid in cash to all common shareholders otherwise participating in dividend reinvestment.  As of August 2, 2012, the Dividend Reinvestment and Stock Purchase Plan was reinstated.

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

The Company seeks to invest in well-located, modern buildings leased primarily to investment grade tenants on long-term leases.  In management’s opinion, newly built facilities leased to FDX and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary leased properties.  As of June 30, 2012, no tenant leased more than 5% of the Company’s total leasable square footage, with the exception of FDX and its subsidiaries, which leased 42% of our total leasable square footage and Cracker Barrel Old Country Stores, Inc., which leased 5% of our total leasable square footage.  The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the nine months ended June 30, 2012 was FDX and its subsidiaries.  Annualized rent and reimbursement revenue from FDX and its subsidiaries is estimated at approximately 50% of total rental and reimbursement revenue for fiscal year 2012.  FDX is a publicly-owned corporation and information on its financial business operations is readily available to the Company’s shareholders.

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

The Company’s FFO for the three and nine months ended June 30, 2012 and 2011 is calculated as follows:

	Three Months Ended		Nine Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11

Net Income	$2,233,261	$4,095,304	$15,859,316	$12,695,622
Preferred Dividend Paid	(1,019,805)	(1,019,805)	(3,059,414)	(3,059,414)
Depreciation Expense	2,836,134	2,585,948	8,451,907	7,690,311
Amortization of In-Place Lease Intangible Assets	374,071	295,836	1,013,882	885,889
FFO	$4,423,661	$5,957,283	$22,265,691	$18,212,408

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended June 30, 2012 and 2011:

	Nine Months Ended
	6/30/12	6/30/11

Operating Activities	$21,348,526	$16,169,614
Investing Activities	(55,583,484)	(18,012,896)
Financing Activities	75,302,814	2,748,588

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

There has not been any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Due to the late filing of a Form 8-K, we temporarily lost our eligibility to register securities on a Form S-3 on December 12, 2011. Despite this ineligibility, we issued approximately 859,000 shares of common stock under our Form S-3 registration statement for our Dividend Reinvestment and Stock Purchase Plan (DRIP) in December 2011, January 2012 and February 2012. The aggregate purchase price of these shares was approximately $7.4 million. On March 13, 2012, we discontinued issuances under this registration statement. The purchasers of the shares issued pursuant to our DRIP when we were not eligible to issue shares on Form S-3 could bring claims against us for rescission and other damages under federal or state securities laws.  On August 1, 2012, we filed a new registration statement on Form S-3, covering the resale of up to 3,000,000 shares of our common stock under the DRIP.  On August 2, 2012, we reinstated the DRIP.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None
Item 3.	Defaults Upon Senior Securities. – None
Item 4.	Mine Safety Disclosures. – None
Item 5.	Other Information. – None
Item 6.	Exhibits
31.1	Certification of Eugene W. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
31.2	Certification of Kevin Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Eugene W.  Landy, President and Chief Executive Officer, and Kevin Miller, Chief Financial Officer (Furnished herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date	August 9, 2012	By: /s/ Eugene W. Landy
Eugene W. Landy
President and Chief Executive Officer

Date:	August 9, 2012	By: /s/ Kevin Miller
Kevin Miller
Chief Financial Officer