Form 10-K
period 2012-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2012-12-12
CIK 67625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2012

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

Common Stock,      $.01 par value per share – New York Stock Exchange

7.625% Series A Cumulative Redeemable Preferred Stock,   $.01 par value per share, $25 liquidation value per share – New York Stock Exchange

7.875% Series B Cumulative Redeemable Preferred Stock, $.01 par value per share, $25 liquidation value per share – New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ___Yes X No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ___Yes X No

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

   X

Non-accelerated filer

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes X No

The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 31, 2012 was approximately $368,284,663 (based on the $9.74 closing price per share of common stock).

There were 41,194,309 shares of Common Stock outstanding as of December 1, 2012.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

Item No.		Page No.
	Part I
1	Business.	3
1A	Risk Factors.	7
1B	Unresolved Staff Comments.	16
2	Properties.	17
3	Legal Proceedings.	22
4	Mine Safety Disclosures.	22

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	23
6	Selected Financial Data.	26
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	28
7A	Quantitative and Qualitative Disclosures about Market Risk.	46
8	Financial Statements and Supplementary Data.	47
9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.	48
9A	Controls and Procedures.	48
9B	Other Information.	49

	Part III
10	Directors, Executive Officers and Corporate Governance.	50
11	Executive Compensation.	53
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	66
13	Certain Relationships and Related Transactions, and Director Independence.	68
14	Principal Accounting Fees and Services.	69

	Part IV
15	Exhibits, Financial Statement Schedules.	70

	Signatures	130

PART I

ITEM 1 – BUSINESS

General Development of the Business

In this 10-K, “we”, “us”, “our”, “MREIC” or “the Company”, refers to Monmouth Real Estate Investment Corporation, together with its predecessors and subsidiaries, unless the context requires otherwise.

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

The Company was established in 1968 as a New Jersey Business Trust (NJBT).  In 1990, the NJBT merged into a newly formed Delaware corporation.  On May 15, 2003, the Company changed its state of incorporation from Delaware to Maryland by merging with and into a Maryland corporation (the Reincorporation).  The Reincorporation was approved by the Company’s shareholders at the Company’s annual meeting on May 6, 2003.  In 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MREIC Financial, Inc.  MREIC Financial, Inc. had no activity from inception through September 30, 2012.

On July 31, 2007, the Company completed a strategic combination with Monmouth Capital Corporation (Monmouth Capital), a New Jersey Corporation (the merger).  As a result of the merger, each share of Monmouth Capital’s common stock outstanding at the time of the merger was converted into and exchanged for the right to receive 0.655 shares of the Company’s common stock and the Company became the owner of all of the outstanding stock of Monmouth Capital.  As a result of this transaction, the Company issued 3,727,706 shares of common stock valued at approximately $32,400,000.  The total cost of the merger paid by the Company was approximately $33,970,000, which included the value of outstanding stock options of Monmouth Capital and certain transaction costs.  The assets and liabilities of Monmouth Capital as of the effective time of the merger were recorded by the Company at their respective fair values and added to those of the Company.  Monmouth Capital remains a wholly-owned subsidiary of the Company.

Narrative Description of Business

The Company’s primary business is the ownership of real estate.  Its investment focus is to own well-located net leased industrial properties which are leased primarily to investment-grade tenants on long-term leases.    In addition, the Company holds a portfolio of REIT securities.

At September 30, 2012, the Company had investments in seventy-two rental properties, consisting of seventy-one industrial properties and one shopping center. (See Item 2 for a detailed description of the properties.)  These properties are located in twenty-six states:  Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.  All of these properties are wholly-owned with the exception of the two properties in New Jersey in which the Company owns a majority interest.  All properties in which the Company has investments are leased on a net basis except an industrial park in Monaca, Pennsylvania and the shopping center located in Somerset, New Jersey.

During fiscal 2012, the Company purchased seven industrial properties totaling approximately 1,000,000 square feet located in Mississippi, New York, Ohio, Oklahoma and Texas for approximately $70,400,000.  In the first quarter of fiscal 2013, the Company purchased an industrial property totaling approximately 172,000 square feet for $14,350,000 located in Livonia, Michigan which is 100% net-leased to FedEx Ground Package System.  The funds for this additional acquisition were provided by a $9,500,000 mortgage on the property and cash on hand.  We have entered into agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed in Kentucky, Minnesota, Mississippi, Pennsylvania, Texas, Virginia and Wisconsin totaling approximately 1,832,000 square feet to be net-leased for 10 or more years, of which approximately 664,000 square feet or 36% will be leased to FedEx Ground Packaging System.  The purchase price for the eight properties is approximately $109,000,000.  Subject to satisfactory due diligence, we anticipate closing these eight transactions during fiscal 2013 and fiscal 2014.  The Company intends to make additional acquisitions in fiscal 2013 and the funds for these acquisitions may come from mortgages, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.  Because of the contingent nature of contracts to purchase real property, the Company typically announces acquisitions only upon closing.

Currently, the Company derives its income primarily from real estate rental operations. Rental and reimbursement revenue (excluding lease termination income in fiscal 2012 of $3,222,283) was $50,488,770, $48,141,484 and $45,212,822 for the years ended September 30, 2012, 2011 and 2010, respectively.  Total assets were $574,507,702 and $476,986,836 as of September 30, 2012 and 2011, respectively.

As of September 30, 2012, the Company had approximately 8,506,000 square feet of property, of which approximately 3,665,000 square feet, or approximately 43%, was leased to Federal Express Corporation (FDX) and its subsidiaries (12% to FDX and 31% to FDX subsidiaries).  During fiscal 2012, the only tenant that accounted for 5% or more of our rental and reimbursement revenue was FDX (including its subsidiaries).  Our rental and reimbursement revenue from FDX and its subsidiaries totaled approximately $27,202,000, $26,883,000 and $26,160,000, or 54%, 56% and 58% of total rent and reimbursement revenues for the years ended September 30, 2012, 2011 and 2010, respectively.

The Company’s weighted-average lease expiration was approximately 5.3 and 5.1 years as of September 30, 2012 and 2011, respectively and its average rent per occupied square foot as of September 30, 2012 and 2011 was $5.62 and $5.59, respectively.  At September 30, 2012 and 2011, the Company’s occupancy rate was 95% and 97%, respectively.

The Company competes with other investors in real estate for attractive investment opportunities.  These investors include other “equity” real estate investment trusts, limited partnerships, syndications and private investors, among others.  Competition in the market areas in which the Company operates is significant and affects the Company’s ability to acquire or expand properties, occupancy levels, rental rates, and operating expenses of certain properties. Management has built relationships with merchant builders which have historically provided the Company with investment opportunities that fit the Company’s investment policy, however, the amount of construction of new industrial properties has significantly decreased in recent years due to the economic recession and subsequent low levels of GDP growth.

The Company continues to invest in both debt and equity securities of other REITs.  The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of the funds. This securities portfolio, to the extent not pledged to secure borrowings, provides the Company with liquidity and additional income.  Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.  From time to time, the Company may use derivative instruments to mitigate interest rate risk.  At September 30, 2012 and 2011, the Company had $61,685,173 and $44,265,059, respectively, of securities available for sale.  The unrealized net gain on securities available for sale at September 30, 2012 and 2011 was $5,383,937 and $2,368,163, respectively.

On December 5, 2011, the Company sold 2,000,000 shares of common stock in a registered direct placement.  The Company received net proceeds of approximately $16,200,000.  The Company used such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes.

On June 7, 2012 and June 21, 2012, the Company issued 2,000,000 and 300,000 shares, respectively, of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock) at an offering price of $25.00 per share in an underwritten public offering.  The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $55,033,000 and intends to use the net proceeds from the offering to purchase properties in the ordinary course of business and for general corporate purposes.

Recent Developments

The Company’s subsidiary, Monmouth Capital, had outstanding at September 30, 2012, $3,620,000 of 8% Convertible Subordinated Debentures due 2013 (the 2013 Debentures), and $4,995,000 of 8% Convertible Subordinated Debentures due 2015 (the 2015 Debentures).   These Debentures were convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $9.16 per share in the case of the 2013 Debentures and a conversion price of $11.45 per share in the case of the 2015 Debentures.  Pursuant to notice given, on October 29, 2012, the Company’s subsidiary redeemed the 2013 and 2015 Debentures on November 30, 2012 for the full principal amount plus accrued interest to November 30, 2012.  Between October 1, 2012 and November 30, 2012, $3,500,000 in principal amount of the Debentures was converted to 382,091 shares of common stock and $5,115,000 in principal amount of Debentures was redeemed.

Investment and Other Policies

The Company’s investment policy is to concentrate its investments in the area of long-term net-leased industrial properties leased primarily to investment-grade tenants.  The Company’s strategy is to obtain a favorable yield spread between the income from the net-leased industrial properties and mortgage interest costs.  In addition, management believes that investments in well-located industrial properties provide a potential for long-term capital appreciation.  There is the risk that, upon expiration of leases, the properties will become vacant or re-leased at lower rents.  The results obtained by the Company by re-leasing the properties will depend on the market for industrial properties at that time.

The Company seeks to invest in well-located, modern buildings leased pursuant to long-term leases primarily to investment grade tenants.  In management’s opinion, the newly built facilities meet these criteria. The Company has a concentration of properties leased to FDX and FDX subsidiaries.  This is a risk factor that shareholders should consider.  FDX is a publicly-owned corporation and information on its financial and business operations is readily available to the Company’s shareholders.

Prior to July 31, 2007, the Company operated as part of a group of three public companies (all REITs) which included UMH Properties, Inc. (UMH) and Monmouth Capital (the affiliated companies).  Monmouth Capital was merged into the Company on July 31, 2007.  The Company continues to operate in conjunction with UMH.  UMH has focused its investing in manufactured home communities.  General and administrative expenses are allocated between the Company and UMH based on use or services provided, pursuant to a cost sharing arrangement between the affiliated companies.  The Company has substantially reduced the cost sharing of salaries between the affiliated companies and currently has eleven full-time employees whose time is solely dedicated to the Company.  During fiscal 2012, the Company transitioned its’ property management in-house.

The Company may issue securities for property; however, this has not occurred to date. The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company.

Property Management

Through July 31, 2012, sixty-eight of the Company’s seventy wholly-owned industrial properties and the shopping center in Somerset, NJ, in which the Company holds a two-thirds interest, were managed on behalf of the Company by Cronheim Management Services, Inc. (CMS), a division of David Cronheim Company, a company affiliated with one of our directors as discussed in the Consolidated Financial Statements.  CMS provided sub-agents as regional managers for the Company’s properties.  During fiscal 2011 and 2010 and through July 31, 2012, the Company was subject to management contracts with CMS for a fixed annual fee of $380,000.   On February 1, 2012, the management fee contract was increased to $410,000 per annum.  During 2012, 2011 and 2010, the Company also agreed to reimburse CMS for fees paid to subagents.  CMS provided sub-agents as regional managers for the Company’s properties.  The Company paid CMS management fees (net of allocation to the minority owner of the Somerset, New Jersey shopping center) of $562,452, $547,751 and $421,647 fiscal 2012, 2011 and 2010, respectively, for the management of the properties subject to the management contract.  Effective August 1, 2012, the Company’s management contract with CMS terminated and the Company became a fully integrated and self-managed real estate company.  Effective August 1, 2012, the Company’s management contracts with CMS terminated and these sixty-eight wholly-owned industrial properties and the shopping center in Somerset, NJ became self-managed by the Company.  CMS also received $15,950, $15,400 and $22,773 in lease commissions in fiscal 2012, 2011 and 2010, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $161,000, $-0- and $100,000 in mortgage brokerage commissions in fiscal 2012, 2011 and 2010.

The industrial property in Carlstadt, New Jersey is owned by Palmer Terrace Realty Associates, LLC.  The Company owns 51% of Palmer Terrace Realty Associates, LLC.  This property is managed by Marcus Associates, an entity affiliated with the owner of the 49% noncontrolling interest.   Management fees paid by Palmer Terrace Realty Associates, LLC to Marcus Associates for each of the fiscal years ended 2012, 2011 and 2010 totaled $15,804.

The industrial property in Wheeling, Illinois was owned by Wheeling Partners, LLC.  During fiscal 2011, the Company purchased the remaining 37% noncontrolling interest in Wheeling Partners, LLC for approximately $4,100,000.  Prior to the Company purchasing the remaining 37% noncontrolling interest, this property was managed by Jones Development Company, an entity affiliated with the former owner of the 37% noncontrolling interest.  Management fees paid by Wheeling Partners, LLC to Jones Development Company for 2011 and 2010 were $3,464 and $13,855, respectively.

The industrial property in El Paso, Texas, was owned by Jones EPI, LLC.  During 2010, the Company purchased the remaining 35% noncontrolling interest in Jones EPI, LLC. Prior to the Company purchasing the remaining 35% noncontrolling interest, this property was managed by Jones Development Company, an entity affiliated with the former owner of the 35% noncontrolling interest. Management fees paid by Jones EPI, LLC to Jones Development Company for 2010 were $2,782.

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

Contact Information

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

•

in instances where our properties are not under a net lease, our ability to provide adequate maintenance and insurance;

•

increased operating costs, including insurance premiums, utilities and real estate taxes, which may not be offset by increased rents and in instances where our properties are under a net lease, which may not be reimbursed by our tenants.

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

We are subject to significant regulation that inhibits our activities and may increase our costs.  Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities. These regulations may prevent us from taking advantage of economic opportunities. Legislation such as the Americans with Disabilities Act may require us to modify our properties at a substantial cost and noncompliance could result in the imposition of fines or an award of damages to private litigants. Future legislation may impose additional requirements. We may incur additional costs to comply with any future requirements.

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

Our business is substantially dependent on Federal Express Corporation.  FDX, together with its subsidiaries, is our largest tenant. As of September 30, 2012, FDX and its subsidiaries leased approximately 43% of the total square footage that we own.  Annualized rental income and occupancy charges from FDX and its subsidiaries are estimated at approximately 54% of total rental and reimbursement revenue for fiscal 2012.  If FDX and its subsidiaries, were to terminate its leases with us or become unable to make lease payments because of a downturn in its business or otherwise, our financial condition and ability to make expected distributions would be materially and adversely affected.

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

Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties.  We compete with other owners and operators of real estate, some of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, cash flow and cash available for distribution, the market price of our preferred and common stock and our ability to satisfy our debt service obligations could be materially adversely affected.

Coverage under our existing insurance policies may be inadequate to cover losses.  Weather conditions and natural disasters such as hurricanes, tornados, earthquakes, floods, droughts, fires and other environmental conditions can harm our business operations.  We generally maintain insurance policies related to our business, including casualty, general liability and other policies, covering our business operations, employees and assets. However, we would be required to bear all losses that are not adequately covered by insurance. In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war. If an uninsured loss or a loss in excess of insured limits were to occur with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Although we believe that our insurance programs are adequate, we cannot assure you that we will not incur losses in excess of our insurance coverage, or that we will be able to obtain insurance in the future at acceptable levels and reasonable costs.

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

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected; and

•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, to the seller. As a result, if a claim were asserted against us based upon ownership of those properties, we might have to pay substantial sums to resolve it, which could adversely affect our cash flow and financial condition.

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

•

inability to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

•

refinancing terms that are less favorable than the terms of existing debt; and

•

inability to meet required payments of principal and/or interest.

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

We face risks related to “balloon payments” and refinancings.  Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.” There can be no assurance that we will be able to refinance the debt on favorable terms or at all.  To the extent we cannot refinance this debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to service debt and make distributions.

We face risks associated with our dependence on external sources of capital.  In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income, and we are subject to tax on our income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations. As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all. Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market’s perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and  (iv) the market price of our capital stock. Additional debt financing may substantially increase our debt-to-total capitalization ratio. Additional equity issuances may dilute the holdings of our current stockholders.

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

Moreover, difficult conditions in the financial markets and the economy generally have caused many lenders to suffer substantial losses, thereby causing many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. As a result, the real estate debt markets are continuing to experience  a period of uncertainty, which may reduce our access to funding alternatives, or our ability to refinance debt on favorable terms, or at all. In addition, market conditions, such as the current global economic environment, may also hinder our ability to sell strategically identified assets and access the debt and equity capital markets. If these conditions persist, we may need to find alternative ways to access cash to fund our business, including distributions to shareholders.  Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would, all of which could adversely affect our profitability. If we are unable to generate, borrow or raise adequate cash to fund our business through traditional or alternative means, our business, operations, financial condition and distributions to shareholders will be adversely affected.

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

There are restrictions on the ownership and transfer of our capital stock. To maintain our qualification as a REIT under the Code, no more than 50% in value of our outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year. Accordingly, our charter contains provisions restricting the ownership and transfer of our capital stock. These restrictions may discourage a tender offer or other transaction, or a change in management or of control of us that might involve a premium price for our common stock or preferred stock or that our stockholders otherwise believe to be in their best interests, and may result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

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

•

Our charter generally limits any holder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock). While this provision is intended to assist us in qualifying as a REIT for Federal income tax purposes, the ownership limit may also limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor was attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.

•

The request of stockholders entitled to cast a majority of the votes entitled to be cast at such meeting is necessary for stockholders to call a special meeting. We also require advance notice by common stockholders for the nomination of directors or proposals of business to be considered at a meeting of stockholders.

Our Board of Directors may authorize and cause us to issue securities without stockholder approval. Under our charter, the board has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

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

The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in certain business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation. In our charter, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with our affiliated company UMH, a Maryland corporation.

We cannot assure you that we will be able to pay distributions regularly.  Our ability to pay distributions in the future is dependent on our ability to operate profitably and to generate cash from our operations and the operations of our subsidiaries. We cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future.

If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.  To qualify as a REIT, we must, among other things, satisfy two gross income tests, under which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to our leases to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. We believe that our leases will be respected as true leases for federal income tax purposes. However, there can be no assurance that the Internal Revenue Service (IRS) will agree with this view. If the leases are not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs, and we could lose our REIT status.

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

We may be adversely affected if we fail to qualify as a REIT.  If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, we might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to stockholders and for debt service.  Furthermore, we would no longer be required to make any distributions to our stockholders as a condition to REIT qualification. Any distributions to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions would be subject to a top federal tax rate of 15% through 2012. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

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

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.  In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the application of the law in certain circumstances an the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company operates as a REIT.  Our portfolio is primarily comprised of real estate holdings, some of which have been long-term holdings carried on our financial statements at depreciated cost.  We believe that their current market values exceed both the original cost and the depreciated cost.

The following table sets forth certain information concerning the Company’s real estate investments as of September 30, 2012:

					Mortgage
		Fiscal Year		Square	Balance
State	City	Acquisition	Type	Footage	9/30/2012

AL	Huntsville	2005	Industrial	73,712	$1,517,136
AZ	Tolleson	2003	Industrial	283,358	5,233,830
CO	Colorado Springs	2006	Industrial	68,370	2,331,135
CO	Denver	2005	Industrial	69,865	2,138,347
CT	Newington	2001	Industrial	54,812	883,732
FL	Cocoa	2008	Industrial	89,101	6,159,845
FL	Ft. Myers	2003	Industrial	87,500	2,126,128
FL	Jacksonville	1999	Industrial	95,883	2,551,257
FL	Lakeland	2007	Industrial	32,105	1,314,513
FL	Orlando	2008	Industrial	110,638	5,172,705
FL	Punta Gorda	2007	Industrial	34,624	2,430,666
FL	Tampa (FDX Gr)	2004	Industrial	167,527	9,125,605
FL	Tampa (FDX)	2006	Industrial	95,662	4,755,184
FL	Tampa (Vacant)	2007	Industrial	68,385	2,547,002
GA	Augusta (FDX Gr)	2005	Industrial	59,358	1,512,799
GA	Augusta (FDX)	2007	Industrial	30,184	1,075,398
GA	Griffin	2006	Industrial	218,120	8,219,757
IA	Urbandale	1994	Industrial	36,270	-0-
IL	Burr Ridge	1997	Industrial	12,500	127,858
IL	Elgin	2002	Industrial	89,052	2,139,149
IL	Granite City	2001	Industrial	184,800	3,711,003
IL	Montgomery	2007	Industrial	171,200	5,149,186
IL	Rockford	2011	Industrial	66,387	1,850,372
IL	Schaumburg	1997	Industrial	73,500	-0-
IL	Wheeling	2007	Industrial	123,000	4,792,255
KS	Edwardsville	2003	Industrial	179,280	2,184,083
KS	Topeka	2009	Industrial	40,000	2,192,408
MD	Beltsville	2001	Industrial	144,523	7,621,060
MI	Orion	2007	Industrial	193,156	10,453,436
MI	Romulus	1998	Industrial	71,933	2,811,133
MN	White Bear Lake	2007	Industrial	59,425	-0-
MO	Kansas City	2007	Industrial	65,067	2,754,812
MO	Liberty	1998	Industrial	98,200	259,672
MO	O' Fallon	1994	Industrial	102,135	-0-
MO	St. Joseph	2001	Industrial	388,671	3,041,207
MS	Olive Branch	2012	Industrial	234,660	10,807,516
MS	Ridgeland (Jackson)	1993	Industrial	26,340	-0-
MS	Richland	1994	Industrial	36,000	-0-
NC	Fayetteville	1997	Industrial	148,000	3,393,480
NC	Greensboro	1993	Industrial	40,560	-0-

		Fiscal Year		Square	Mortgage Balance
State	City	Acquisition	Type	Footage	9/30/2012

NC	Monroe	2001	Industrial	160,000	1,609,176
NC	Winston-Salem	2002	Industrial	106,507	-0-
NE	Omaha	1999	Industrial	89,115	566,053
NJ	Carlstadt (1)	2007	Industrial	59,400	2,442,483
NJ	Somerset (2)	1970	Shopping Center	64,138	-0-
NY	Cheektowaga	2007	Industrial	104,981	1,414,778
NY	Halfmoon	2012	Industrial	75,000	4,158,552
NY	Orangeburg	1993	Industrial	50,400	-0-
OH	Bedford Heights	2007	Industrial	82,269	3,334,608
OH	Lebanon	2012	Industrial	51,130	2,974,113
OH	Richfield	2006	Industrial	79,485	4,323,512
OH	Streetsboro	2012	Industrial	368,060	12,387,391
OH	West Chester Twp	2000	Industrial	103,818	2,918,809
OK	Oklahoma City	2012	Industrial	119,912	6,134,146
PA	Monaca	1997	Industrial	292,000	-0-
SC	Ft. Mill	2010	Industrial	112,784	3,881,926
SC	Hanahan (Norton)	2005	Industrial	306,000	6,806,437
SC	Hanahan (FDX Gr)	2005	Industrial	91,776	2,079,725
TN	Chattanooga	2007	Industrial	60,637	2,370,566
TN	Lebanon	2011	Industrial	381,240	8,364,855
TN	Memphis	2010	Industrial	449,900	9,478,694
TN	Shelby County	2007	Land	N/A	-0-
TX	Carrollton (Dallas)	2010	Industrial	184,317	10,426,352
TX	Corpus Christi	2012	Industrial	46,253	3,012,724
TX	Edinburg	2011	Industrial	113,582	4,569,920
TX	El Paso	2007	Industrial	91,854	4,556,424
TX	El Paso	2011	Land	N/A	-0-
TX	Houston	2010	Industrial	91,295	4,597,844
TX	Waco	2012	Industrial	102,594	5,781,464
VA	Charlottesville	1999	Industrial	48,064	506,266
VA	Richmond (Carrier)	2007	Industrial	60,000	-0-
VA	Richmond (FDX)	2001	Industrial	112,799	1,692,150
VA	Roanoke	2007	Industrial	83,000	3,617,193
WI	Cudahy	2001	Industrial	139,564	1,554,081
				8,505,737	$237,943,911

(1) The Company owns a 51% controlling equity interest. (2) The Company has an undivided 2/3 interest.

The following table sets forth certain information concerning the principal tenants and leases for the Company’s properties shown above:

State	City	Tenant	Annualized Rent	Lease Expiration

AL	Huntsville	FedEx Ground Package System, Inc.	$412,000	08/31/22	(9)
AZ	Tolleson	Western Container Corp	1,232,000	04/30/17	(1)
CO	Colorado Springs	FedEx Ground Package System, Inc.	644,000	09/30/18
CO	Denver	FedEx Ground Package System, Inc.	564,000	07/31/18
CT	Newington	Kellogg Sales Company	358,000	02/28/14	(1)
FL	Cocoa	FedEx Ground Package System, Inc.	739,000	11/19/16
FL	Ft. Myers	FedEx Ground Package System, Inc.	416,000	10/31/14	(1)
FL	Jacksonville	Federal Express Corporation	530,000	05/31/19	(1)
FL	Lakeland	Federal Express Corporation	157,000	11/30/17	(1)
FL	Orlando	Federal Express Corporation	659,000	11/30/17
FL	Punta Gorda	Federal Express Corporation	304,000	06/30/17
FL	Tampa	FedEx Ground Package System, Inc.	1,412,000	01/31/19
FL	Tampa	Federal Express Corporation	603,000	09/30/17
FL	Tampa	Vacant	-0-	N/A
GA	Augusta	FedEx Ground Package System, Inc.	477,000	06/30/18
GA	Augusta	Federal Express Corporation	123,000	11/30/22	(1)
GA	Griffin	Caterpillar, Inc.	1,169,000	11/30/16
IA	Urbandale	Keystone Automotive	135,000	03/31/17
IL	Burr Ridge	Sherwin-Williams Company	161,000	10/31/14
IL	Elgin	Joseph T. Ryerson	506,000	01/31/17	(1)
IL	Granite City	Anheuser-Busch, Inc.	771,000	05/31/16
IL	Montgomery	Home Depot USA, Inc.	883,000	06/30/15
IL	Rockford	Sherwin-Williams Company	467,000	12/31/23
IL	Schaumburg	FedEx Ground Package System, Inc.	515,000	03/31/17
IL	Wheeling	FedEx Ground Package System, Inc.	1,386,000	05/31/17
KS	Edwardsville	Carlisle Tire & Wheel Company	689,000	05/31/13	(1)(8)
KS	Topeka	Coca Cola Enterprises, Inc.	332,000	09/30/21
MD	Beltsville	FedEx Ground Package System, Inc.	1,426,000	07/31/18
MI	Orion	FedEx Ground Package System, Inc.	1,285,000	06/30/17
MI	Romulus	Federal Express Corporation	370,000	05/31/21
MN	White Bear Lake	Federal Express Corporation	433,000	11/30/12	(11)
MO	Kansas City	Kellogg Sales Company	350,000	07/31/15	(1)
MO	Liberty	Vacant	-0-	N/A
MO	O' Fallon	Pittsburgh Glass Works	427,000	06/30/15	(1)
MO	St. Joseph	Woodstream Corp.	896,000	09/30/17	(4)
MS	Jackson	Graybar Electric Company	109,000	07/31/19	(5)
MS	Olive Branch	Anda Pharmaceuticals, Inc.	1,181,000	05/31/22
MS	Richland	Federal Express Corporation	140,000	03/31/14
NC	Fayetteville	Maidenform, Inc.	444,000	12/31/12	(1)
NC	Greensboro	Highways & Skyways, of NC, Inc.	108,000	N/A	(7)
NC	Monroe	Hajoca	565,000	10/31/16	(1)(2)
NC	Winston-Salem	H.E.P. Direct, Inc.	302,000	12/31/17
NE	Omaha	Federal Express Corporation	535,000	10/31/13
NJ	Carlstadt	Macy’s East, Inc.	460,000	03/31/14	(3)
NJ	Somerset	Various	476,000	Various	(6)
NY	Cheektowaga	FedEx Ground Package System, Inc.	966,000	08/31/19
NY	Halfmoon	RGH Enterprise, Inc.	574,000	12/01/21

State	City	Tenant	Annualized Rent	Lease Expiration
NY	Orangeburg	Kellogg Sales Company	353,000	02/28/14	(1)
OH	Bedford Heights	Federal Express Corporation	421,000	08/31/18	(1)
OH	Lebanon	Siemens Real Estate	452,000	04/30/19
OH	Richfield	FedEx Ground Package System, Inc.	645,000	10/31/16
OH	Streetsboro	Best Buy Warehousing Logistics, Inc.	1,582,000	01/31/22
OH	West Chester Twp	RPS Ground (FDX)	499,000	08/31/13	(8)
OK	Oklahoma City	FedEx Ground Package System, Inc.	700,000	03/31/22
PA	Monaca	Various	582,000	Various
SC	Ft. Mill	FedEx Ground Package System, Inc.	1,024,000	09/30/19
SC	Hanahan	Norton McNaughton of Squire, Inc.	1,389,000	04/29/15
SC	Hanahan	FedEx Ground Package System, Inc.	675,000	07/31/18
TN	Chattanooga	Federal Express Corporation	322,000	10/31/17	(1)
TN	Lebanon	Cracker Barrel Old Country Store	1,371,000	06/30/24
TN	Memphis	FedEx Supply Chain Services, Inc.	1,296,000	05/31/19
TN	Shelby County	N/A- Land	-0-	N/A
TX	Corpus Christi	FedEx Ground Package System, Inc.	450,000	08/31/21
TX	Dallas (Carrollton)	Carrier Enterprises, LLC.	1,535,000	01/11/19
TX	Edinburg	FedEx Ground Package System, Inc.	598,000	08/31/21
TX	El Paso	FedEx Ground Package System, Inc.	668,000	09/30/15
TX	El Paso	N/A- Land	-0-	N/A
TX	Houston	National Oilwell DHT, L.P.	728,000	09/30/22
TX	Waco	FedEx Ground Package System, Inc.	659,000	05/29/22
VA	Charlottesville	Federal Express Corporation	335,000	08/31/17	(1)
VA	Richmond	Carrier Sales	306,000	05/31/16
VA	Richmond	Federal Express Corporation	677,000	10/21/14	(10)
VA	Roanoke	DHL	621,000	12/07/16
WI	Cudahy	FedEx Ground Package System, Inc.	901,000	06/30/17
			$45,480,000

(1)

Extension has been executed.  See fiscal 2012 and 2013 renewal chart below.

(2)

Lease extension had an early termination option which was exercised in October 2012.  The Company received a lump sum termination payment of base rent in October 2012 of $423,860 plus reimbursement of real estate, insurance, maintenance and repairs of $153,086 covering the period 11/1/12 through 7/31/13.

(3)

Estimated annual rent is the full rent per the lease.  The Company consolidates the results of this property due to its controlling equity interest.

(4)

Current tenant is leasing 66% of the square footage.  Former tenant exercised its lease termination option resulting in the Company recognizing $3,222,283 of lease termination income in fiscal 2012 and $113,784 in fiscal 2013.

(5)

Lease has an early termination option in 2014.

(6)

The Company owns an undivided 2/3 interest. Estimated annual rent reflects the Company’s proportionate share of the total rent.  One tenant, representing 51% of the square footage, gave notice they will be vacating the property as of 1/31/13.

(7)

This tenant is leasing 62% of the square footage on a month to month basis.  Tenant gave notice in November 2012 that it will be vacating the property by December 31, 2012.

(8)

Renewal is in discussion for leases expiring in fiscal 2013.

(9)

Lease amendment effective 8/24/12 increased annual rent from $277,932 to $412,260 due to expansion which increased square footage from 56,698 sq. ft. to 73,712 sq. ft. and extended lease term from 8/31/14 to 8/31/22.

(10)

Effective November 1, 2012, lease was amended to extend term to 4/30/23 and adjusted annual rent to $541,440.

(11)

Upon lease expiration, this building became vacant.

All improved properties were 100% occupied at September 30, 2012 except for the following:

Property	Square Footage	Occupancy

Greensboro, NC	40,560	62%
Liberty, MO	98,200	-0-%
Monaca, PA	292,000	69%
Somerset, NJ	64,138	97%
St. Joseph, MO	388,671	66%
Tampa, FL	68,385	-0-%

The Company’s weighted-average lease expiration was 5.3 and 5.1 years as of September 30, 2012 and 2011, respectively.

Our average occupancy rates for the years 2012, 2011, 2010, 2009 and 2008 were 95%, 97%, 96%, 96% and 97%, respectively.  The average effective annual rent per square foot for 2012, 2011, 2010, 2009 and 2008 was $5.62, $5.59, $5.81, $5.64 and $5.28, respectively.

In fiscal 2012, approximately 15% of our gross leasable area, consisting of twelve leases totaling 1,294,560 square feet, was originally set to expire.  As of September 30, 2012, the Company extended the following ten leases which were scheduled to expire in fiscal 2012 representing a tenant retention rate of 86%:

Property	Tenant	Square Feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)

Ft Myers, FL	FedEx	87,500	$4.45	10/31/11	$4.76	10/31/14	3.0
Monroe, NC (1)	Hajoca Corporation	160,000	3.71	10/31/11	3.66	10/31/16	5.0
Elgin, IL	Ryerson	89,052	6.90	1/31/12	5.68	1/31/17	5.0
Orangeburg, NY	Kellogg Sales Company	50,400	7.00	2/29/12	7.00	2/28/13	1.0
Newington, CT	Kellogg Sales Company	54,812	6.54	2/29/12	6.54	2/28/13	1.0
Tolleson, AZ	Western Container	283,358	4.33	4/30/12	4.26	4/30/17	5.0
Edwardsville, KS	Carlisle Tire	179,280	3.77	5/31/12	3.84	5/31/13	1.0
O’Fallon, MO	Pittsburgh Glass	102,135	4.40	6/30/12	4.18	6/30/15	3.0
Kansas City, MO	Kellogg Sales Company	65,067	5.66	7/31/12	5.38	7/31/15	3.0
Charlottesville, VA	FedEx	48,064	7.37	8/31/12	6.85	8/31/17	5.0

Weighted Average			$4.81		$4.66		3.5

(1)

Lease extension had an early termination option which was exercised in October 2012.  The Company received a lump sum termination payment of base rent in October 2012 of $423,860 plus reimbursement of real estate, insurance, maintenance and repairs of $153,086 covering the period 11/1/12 through 7/31/13.

The remaining two leases for properties located in Winston-Salem, NC (containing 106,507 square feet) and located in Tampa, FL (containing 68,385 square feet) expired December 31, 2011.  In July 2012, the Company entered in to a 5.4 year lease agreement with H.E.P. Direct Inc. for 100% of the space located in Winston-Salem, NC for an average annual rent per square foot of $2.62.

In fiscal 2013, approximately 11% of our gross leasable area, consisting of 11 leases totaling 896,813 square feet was originally set to expire.  To date, the Company has extended the following 8 leases which were scheduled to expire in fiscal 2013:

Property	Tenant	Square feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)

Chattanooga, TN	FedEx	60,637	$6.10	10/27/12	$5.13	10/31/17	5.0
Lakeland, FL	FedEx	32,105	5.13	11/30/12	4.83	11/30/17	5.0
Augusta, GA	FedEx	30,184	4.67	11/30/12	4.00	11/30/22	10.0
Fayetteville, NC	Maidenform, Inc.	148,000	3.00	12/31/12	3.00	12/31/13	1.0
Orangeburg, NY	Kellogg Sales Company	50,400	7.00	2/28/13	7.00	2/28/14	1.0
Newington, CT	Kellogg Sales Company	54,812	6.54	2/28/13	6.54	2/28/14	1.0
Jacksonville, FL	FedEx Ground	95,883	6.00	5/31/13	5.40	5/31/19	6.0
Bedford Heights, OH	FedEx	82,269	5.54	8/31/13	4.96	8/31/18	5.0

Weighted Average			$5.16		$4.81		3.6

The Company has been informed that one lease for 59,425 square feet or 7% of the space coming up for renewal in fiscal 2013 will not be renewed. This property is in White Bear Lake, MN leased to FDX.   We continue to be in discussions with our tenants regarding the remaining two leases representing 283,098 square feet or 32% of the space scheduled for renewal in fiscal 2013.

The following table presents certain information as of September 30, 2012, with respect to the Company’s leases expiring in the next ten years and thereafter:

Fiscal Year of Expiration	Property Count	Total Area Expiring (Sq Ft)	Current Annual Rent - $	Percent of Gross Annual Rent - %

Vacant	2	166,585	$-0-	0%
Month to Month	1	40,560	108,000	1%
Various*	2	356,138	1,058,000	2%
2013	5	650,523	2,630,000	6%
2014	5	289,727	1,846,000	4%
2015	8	949,055	4,971,000	11%
2016	2	244,800	1,077,000	2%
2017	15	1,974,627	11,272,000	25%
2018	10	826,048	5,647,000	12%
2019	8	1,192,862	7,324,000	16%
2020	-0-	-0-	-0-	0%
2021	4	271,768	1,750,000	4%
2022	7	1,065,233	5,836,000	13%
Thereafter	3	477,811	1,961,000	4%
Total	72	8,505,737	$45,480,000	100%

* Various relates to our two multi-tenant properties which have leases ranging from month to month to expirations through 2018.

ITEM 3 – LEGAL PROCEEDINGS

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

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

  Fiscal 2012

         Fiscal 2011

Market Price

        Market Price

Fiscal Qtr.	High	Low	Distrib.	Fiscal Qtr.	High	Low	Distrib.

First	$9.48	$7.51	$.15	First	$8.70	$7.70	$.15
Second	9.80	8.93	.15	Second	8.83	8.00	.15
Third	11.85	9.29	.15	Third	8.87	8.02	.15
Fourth	11.92	10.75	.15	Fourth	8.75	7.50	.15
			$.60				$ .60

On November 30, 2012, the closing price of our common stock was $10.50.

As of November 30, 2012, there were 1,165 shareholders of record who held shares of common stock of the Company.

It is the Company’s intention to continue making quarterly distributions.  On October 1, 2012, the Company declared a dividend of $.15 per share to be paid on December 17, 2012 to common shareholders of record on November 15, 2012.  The Company's annual dividend rate on its common stock is currently $0.60 per share. The Company paid the distributions from cash flows from operations.  Future common stock dividend policy will depend on the Company’s earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

On December 5, 2011, the Company issued 2,000,000 shares of common stock in a registered direct placement at a price of $8.39 per share.  The Company received net proceeds from the common stock offering of approximately $16,200,000.  The Company used such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including repayment of indebtedness.

As of September 30, 2012, the Company had outstanding 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value $.01 per share, with an aggregate liquidation preference of $53,493,750 (Series A Preferred Stock).  The Series A Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock and equal to any equity securities that we may issue in the future, the terms of which specifically provide that such equity securities rank equal to the Series A Preferred Stock.  We are required to pay cumulative dividends on the Series A Preferred Stock in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation value per share.  The Series A Preferred Stock is traded on the New York Stock Exchange.

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

On October 1, 2012, the Board of Directors declared a quarterly dividend of $0.4765625 per share on the Company's Series A Preferred Stock payable December 17, 2012, to shareholders of record on November 15, 2012.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $1.90625 per share.

On June 7, 2012 and June 21, 2012, the Company issued 2,000,000 and 300,000 shares, respectively, of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock) at an offering price of $25.00 per share in an underwritten public offering.  The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $55,033,000 and intends to use the net proceeds from the offering to purchase properties in the ordinary course of business and for general corporate purposes, including repayment of indebtedness. Dividends on the Series B Preferred stock are cumulative from the date Series B Preferred Stock were first issued and payable quarterly at an annual rate of $1.96875.  The Series B Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock and equal to our Series A Preferred Stock and equal to any equity securities that we may issue in the future, the terms of which specifically provide that such equity securities rank equal to the Series B Preferred Stock.  As of September 30, 2012, the Company had outstanding 2,300,000 shares of Series B Preferred Stock, par value $.01 per share, with an aggregate liquidation preference of $57,500,000.  We are required to pay cumulative dividends on the Series B Preferred Stock in the amount of $1.96875 per share each year, which is equivalent to 7.875% of the $25.00 liquidation value per share.  The Series B Preferred Stock is traded on the New York Stock Exchange.

On October 1, 2012, the Board of Directors declared a quarterly dividend of $0.4921875 per share on the Company's Series B Preferred Stock payable December 17, 2012, to shareholders of record on November 15, 2012.  Series B Preferred Stock dividends are cumulative and payable quarterly at an annual rate of $1.96875 per share.

Issuer Purchases of Equity Securities

On June 29, 2011, the Board of Directors reaffirmed its Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock.  The repurchase program was originally created on March 3, 2009 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the repurchase program will be held as treasury shares.  During fiscal year 2009, the Company purchased 5,000 shares of its common stock for $4.98 per share for a total of $24,905 on the open market.  There were no other purchases under the repurchase program.  During fiscal year 2012, the Company distributed the 5,000 shares which were held in treasury to shareholders through the Dividend Reinvestment and Stock Purchase Plan (DRIP).  The Company holds no shares in treasury as of September 30, 2012.  The maximum dollar value that may be purchased under the repurchase program as of September 30, 2012 is $10,000,000.

Equity Compensation Plan Information

The Company has a Stock Option and Stock Award Plan, adopted in 2007 and amended and restated in 2010 (the 2007 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock and up to 100,000 shares of restricted stock awards in any one fiscal year.  See Note 10 in the Notes to the Consolidated Financial Statements included in this Form 10-K for a description of the plan.

The following table summarizes information, as of September 30, 2012, relating to equity compensation plan of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (excluding Securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plan Approved by Security Holders	859,430	$8.05	801,961

Equity Compensation Plan not Approved by Security Holders	N/A	N/A	N/A

Total	859,430	$8.05	801,961

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

	September 30,
	2012	2011	2010	2009	2008
OPERATING DATA:
Rental and Reimbursement Revenue	$50,488,770	$48,141,484	$45,212,822	$41,318,498	$39,148,259
Lease Termination Income	3,222,283	-0-	-0-	-0-	-0-
Gain (Loss) on Securities Transactions, net	6,044,065	5,238,203	2,609,149	(6,601,460)	(3,660,283)
Interest and Dividend Income	3,358,674	3,100,327	2,510,909	2,502,253	1,871,262
Total Expenses	26,657,111	24,601,551	22,725,237	19,924,404	18,640,759
Gain (Loss) on Sale of
Investment Property	-0-	-0-	-0-	-0-	6,790,616
Interest Expense	15,352,499	14,870,906	14,822,725	13,897,398	13,138,767
Amortization Expense	2,439,315	1,855,227	1,639,244	1,568,056	1,993,597
Income from Continuing Operations	18,664,867	15,152,330	11,145,674	1,829,433	3,586,115
Income (loss) from Discontinued Operations	19,628	265,868	(138,159)	(176,532)	7,436,780
Net Income	18,684,495	15,418,198	11,007,515	1,652,901	11,022,895
Net Income (Loss) Attributable to Common Shareholders	13,171,369	11,338,979	8,486,301	(868,313)	8,501,551
Income from Continuing Operations Per Share Basic	.47	.43	.36	.07	.15
Diluted	.47	.43	.36	.07	.15
Net Income (Loss) Attributable to Common Shareholders per share
Basic	.33	.32	.28	(.03)	.35
Diluted	.33	.32	.28	(.03)	.35

BALANCE SHEET DATA:
Total Assets	$574,507,702	$476,986,836	$454,118,797	$394,994,437	$389,077,597
Real Estate Investments, Net	468,967,424	409,023,556	389,588,435	345,880,581	346,605,272
Mortgage Notes Payable	237,943,911	211,614,170	210,577,861	192,050,283	191,947,632
8% Subordinated Convertible Debentures	8,615,000	8,915,000	13,990,000	13,990,000	14,990,000
Series A 7.625% Cumulative Redeemable Preferred Stock	53,493,750	53,493,750	33,062,500	33,062,500	33,062,500
Series B 7.875% Cumulative Redeemable Preferred Stock	57,500,000	-0-	-0-	-0-	-0-
Total Shareholders’ Equity	315,687,139	234,514,084	213,034,719	161,497,704	159,910,964

CASH FLOW DATA:
Net Cash Provided (Used) By:
Operating Activities	$26,808,821	$22,126,819	$18,995,659	$19,591,455	$17,438,835
Investing Activities	(80,640,038)	(30,365,918)	(55,701,769)	(11,655,914)	(39,831,002)
Financing Activities	72,105,267	7,801,354	37,439,775	(7,202,915)	16,345,092

	September 30,
OTHER INFORMATION:	2012	2011	2010	2009	2008

Average Number of Common
Shares Outstanding - Basic	39,660,692	35,083,457	30,371,217	24,981,427	24,131,497
Funds from Operations*	$26,119,795	$22,876,729	$19,142,454	$9,152,310	$11,397,238
Adjusted Funds from Operations*	$26,787,594	$23,301,886	$19,601,484	$9,152,310	$11,397,238
Cash Dividends Per Common Share	.60	.60	.60	.60	.60

* Funds from operations (FFO), is defined as net income, attributable to common shareholders, excluding gains (or losses) from sales of depreciable assets, plus depreciation and amortization of intangible assets.  Adjusted FFO is defined as FFO plus acquisition costs.  FFO should be considered as a supplemental measure of operating performance used by REITs.  The Company believes that FFO is helpful to investors as one of several measures of the performance of a REIT.  FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis.  The items excluded from FFO are significant components in understanding the Company's financial performance.

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

The Company’s FFO and adjusted FFO are calculated as follows:

	2012	2011	2010	2009	2008

Net Income Attributable to Common Shareholders	$13,171,369	$11,338,979	$8,486,301	($868,313)	$8,501,551
(Gain) Loss on Sale of Investment Property (A)	-0-	-0-	-0-	-0-	(6,790,616)
Depreciation	11,471,070	10,312,807	9,282,829	8,553,869	7,892,129
Depreciation Related to Discontinued Operations	-0-	38,551	123,983	23,118	135,056
Amortization of Lease Intangible Assets	1,477,356	1,186,392	1,249,341	1,443,636	1,659,118
FFO Attributable to Common Shareholders	$26,119,795	$22,876,729	$19,142,454	$9,152,310	$11,397,238
Acquisition Costs	667,799	425,157	459,030	-0-	-0-
Adjusted FFO Attributable to Common Shareholders	$26,787,594	$23,301,886	$19,601,484	$9,152,310	$11,397,238

(A) Consists of the gain on sale of the Franklin, MA and Ramsey, NJ properties in 2008.  These gains are included in discontinued operations.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                CONDITION AND RESULTS OF OPERATION

Safe Harbor Statement

Statements contained in this Form 10-K, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intends,” “plans,” “seeks,” “could,” “may,” or similar expressions, we are making forward-looking statements. These forward-looking statements are not guaranteed and are based on our current intentions and on our current expectations and assumptions. These statements, intentions, expectations and assumptions involve risks and uncertainties, some of which are beyond our control, which could cause actual results or events to differ materially from those we anticipate or project, such as:

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

•

our continued ability to access the debt or equity markets;

•

the availability of other debt and equity financing alternatives;

•

market conditions affecting our debt and equity securities;

•

changes in interest rates under our current credit facility and under any additional variable rate debt arrangements that we may enter into in the future;

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

•

declines in the market value of our investment securities; and

•

our ability to qualify as a real estate investment trust for federal income tax purposes.

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

Overview

The Company is a REIT and its primary business is the ownership and management of industrial buildings subject to long-term net-leases, primarily to investment grade tenants.   At September 30, 2012, the Company held investments in seventy-two properties totaling approximately 8,506,000 square feet, consisting of seventy-one industrial properties and one shopping center, located in Somerset, New Jersey.  Total net real estate investments were $468,967,424 at September 30, 2012. These properties are located in twenty-six states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina,

Tennessee, Texas, Virginia, and Wisconsin.  All of these properties are wholly owned, with the exception of an industrial property in New Jersey, in which the Company owns a majority interest, and the shopping center, in which the Company holds a two-thirds interest.

The Company’s weighted-average lease expiration was 5.3 and 5.1 as of September 30, 2012 and 2011, respectively and its average rent per occupied square foot as of September 30, 2012 and 2011 was $5.62 and $5.59, respectively.  At September 30, 2012 and 2011, the Company’s occupancy was 95% and 97%, respectively.  During fiscal 2012, the Company acquired seven industrial properties totaling approximately 1,000,000 square feet for approximately $70,400,000.

The Company has a concentration of FDX leased properties.  At September 30, 2012, the total FDX and FDX subsidiaries leased square footage as a percentage of the Company’s total rental space was 43%, with 12% leased to FDX and 31% leased to FDX subsidiaries.  The percentage of rental and reimbursement revenue from FDX was 54% for the year ended September 30, 2012.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.  Rental and reimbursement revenue increased $2,347,286, or 5%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011.  Total expenses (excluding other income and expense) increased $2,055,560, or 8%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011.  The increases were due mainly to the revenue and expenses relating to the property acquisitions made during fiscal 2012 and an increase in general and administrative expenses of $764,275, which is mainly due to an increase in compensation expense of approximately $533,000.

During the first quarter of fiscal 2013, the Company purchased one industrial property totaling approximately 172,000 square feet for approximately $14,350,000 located in Livonia, Michigan.  The Company has entered into agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed in Kentucky, Minnesota, Mississippi, Pennsylvania, Texas, Virginia and Wisconsin totaling approximately 1,832,000 square feet.  The purchase price for the eight properties is approximately $109,000,000.  Subject to satisfactory due diligence, the Company anticipates closing these eight transactions during fiscal 2013 and fiscal 2014.

The Company intends to continue to increase its real estate investments in fiscal 2013 through acquisitions or expansions of properties.  The growth of the real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing.  Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

Revenues also include interest and dividend income and net gain on securities transactions.  The Company holds a portfolio of securities of other REITs with a fair value of $61,685,173 as of September 30, 2012.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real estate when suitable acquisitions are not available.  As of September 30, 2012, the Company’s portfolio consisted primarily of 39% REIT preferred stocks and 61% REIT common stocks.   The Company’s weighted-average yield on the securities portfolio for 2012 was approximately 7.1%.  Interest and dividend income increased to $3,358,674 for fiscal 2012 as compared to $3,100,327 in fiscal 2011.  In fiscal 2012, the average balance and yield increased.  During fiscal 2012, the Company recognized $6,044,065 in gains on securities transactions.  The market for REIT securities has increased during fiscal 2012 and the Company has unrealized gains of $5,383,937 in its REIT securities portfolio as of September 30, 2012.  The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities long-term.

The Company had $24,650,858 in cash and cash equivalents and $61,685,173 in REIT securities as of September 30, 2012.  The Company believes that funds generated from operations, the Dividend Reinvestment and Stock Purchase Plan (the DRIP), the issuance of Cumulative Redeemable Preferred Stock and the line of credit (“Line of Credit”), together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next several years.

On December 5, 2011, the Company issued 2,000,000 shares of common stock in a registered direct placement at a price of $8.39 per share.  The Company received net proceeds from the common stock offering of approximately $16,200,000.  The Company used such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including the repayment of indebtedness.

On June 7, 2012 and June 21, 2012, the Company issued 2,000,000 and 300,000 shares, respectively, of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock) at an offering price of $25.00 per share in an underwritten public offering.  The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $55,033,000 and intends to use the net proceeds from the offering to purchase properties in the ordinary course of business and for general corporate purposes, including the repayment of indebtedness.

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

The purchase price is further allocated to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease.  Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles is amortized to expense over the remaining lease term.  If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions above and below market leases and the in-place lease value is charged to expense when there is a signed termination agreement, all of the conditions of the termination agreement are met, the tenant is no longer occupying the property and the termination consideration, if any, is probable of collection.

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC Topic 360, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable.

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

The process entails the analysis of property for instances where the net book value exceeds the estimated fair value.  In accordance with ASC Topic 360, an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.  The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow.  Such assumptions include re-leasing and renewal probabilities upon future lease expirations, vacancy factors, rental growth rates, and capital expenditures.

As part of our review of our property portfolio, we have evaluated our properties in Monaca, PA, Greensboro, NC and St. Joseph, MO which had occupancy rates of 69%, 62% and 66%, respectively, as of September 30, 2012, and noted that the sum of the discounted cash flows exceeded its historical net cost basis.  We have also evaluated the two vacant properties in our portfolio and any properties which we believe may not renew their leases and noted that the sum of the discounted cash flows expected for potential leases of these properties exceeded their historical net cost basis.  Management considers on a quarterly basis whether the marketing rent (advertised) or the market rent has decreased or if any additional indicators are present which would indicate a significant decrease in net cash flows.  Management typically will obtain an independent appraisal to assist in evaluating a potential impairment for a property that has been vacant for several years.   We have also considered the properties which had lease renewals at rental rates lower than the previous rental rates and noted that the sum of the new discounted cash flows expected for the renewed leases exceeded these properties’ historical net cost basis.

The Company reviewed its operating properties in light of the requirements of ASC Topic 360-10 and determined that, as of September 30, 2012, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

The Company classifies its securities among three categories:  Held-to-maturity, trading and available-for-sale. The Company’s securities at September 30, 2012 and 2011 are all classified as available-for-sale and are carried at fair value based on quoted market prices.  Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.  The change in net unrealized holding gains are reflected as comprehensive income.

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

Lease Termination Income

Lease termination income is recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company.  In March 2012, the Company received $3,222,283 in lease termination income on its property in St. Joseph, MO.  The Company also received reimbursement of $79,353 for real estate taxes and utilities.  Additionally, if the Company does not re-lease or sell the entire property before November 30, 2012, the tenant will pay to the Company additional rent from September 1, 2012 through November 30, 2012 in the amount of $111,113 per month (pro-rated for any area/time leased).    On May 8, 2012, the Company entered into a 5-year lease agreement with Woodstream Corp. for approximately 256,000 square feet (representing approximately 66% of the space) at the Company’s 388,671 square foot facility in St. Joseph, MO.  Rent commenced on September 1, 2012 and the annual rental income is $896,000 ($3.50 per square foot).  This lease expires on September 30, 2017.  In December 2012, the Company expects to receive $113,784 in lease termination income representing approximately 34% of the additional rent from September 1, 2012 through November 30, 2012 for the portion of the space that was not re-leased.

Results of Operations

Occupancy and Rent per Occupied Square Foot

The Company’s weighted-average lease expiration was 5.3 and 5.1 years as of September 30, 2012 and 2011, respectively and its average rent per occupied square foot for fiscal 2012 and 2011 was $5.62 and $5.59, respectively.  As of September 30, 2012 and 2011, the Company’s occupancy rate was 95% and 97%, respectively. All improved properties were 100% occupied at September 30, 2012 except for the following:

Property	Square Footage	Occupancy

Greensboro, NC	40,560	62%
Liberty, MO	98,200	-0-%
Monaca, PA	292,000	69%
Somerset, NJ	64,138	97%
St. Joseph, MO	388,671	66%
Tampa, FL	68,385	-0-%

Lease Renewals and Extensions

In fiscal 2012, approximately 15% of our gross leasable area, consisting of twelve leases totaling 1,294,560 square feet, was originally set to expire.  As of September 30, 2012, the Company extended the following ten leases which were scheduled to expire in fiscal 2012 representing a tenant retention rate of 86%:

Property	Tenant	Square Feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)

Ft Myers, FL	FedEx	87,500	$4.45	10/31/11	$4.76	10/31/14	3.0
Monroe, NC (1)	Hajoca Corporation	160,000	3.71	10/31/11	3.66	10/31/16	5.0
Elgin, IL	Ryerson	89,052	6.90	1/31/12	5.68	1/31/17	5.0
Orangeburg, NY	Kellogg Sales Company	50,400	7.00	2/29/12	7.00	2/28/13	1.0
Newington, CT	Kellogg Sales Company	54,812	6.54	2/29/12	6.54	2/28/13	1.0
Tolleson, AZ	Western Container	283,358	4.33	4/30/12	4.26	4/30/17	5.0
Edwardsville, KS	Carlisle Tire	179,280	3.77	5/31/12	3.84	5/31/13	1.0
O’Fallon, MO	Pittsburgh Glass	102,135	4.40	6/30/12	4.18	6/30/15	3.0
Kansas City, MO	Kellogg Sales Company	65,067	5.66	7/31/12	5.38	7/31/15	3.0
Charlottesville, VA	FedEx	48,064	7.37	8/31/12	6.85	8/31/17	5.0

Weighted Average			$4.81		$4.66		3.5

(1)

Lease extension had an early termination option which was exercised in October 2012.  The Company received a lump sum termination payment of base rent in October 2012 of $423,860 plus reimbursement of real estate, insurance, maintenance and repairs of $153,086 covering the period 11/1/12 through 7/31/13.

The remaining two leases for properties located in Winston-Salem, NC (containing 106,507 square feet) and located in Tampa, FL (containing 68,385 square feet) expired December 31, 2011.  In July 2012, the Company entered into a 5.4 year lease agreement with H.E.P. Direct Inc. for 100% of the space located in Winston-Salem ,NC for an average annual rent per square foot of $2.62.

In fiscal 2013, approximately 11% of our gross leasable area, consisting of 11 leases totaling 896,813 square feet was originally set to expire.  To date, the Company has extended the following 8 leases which were scheduled to expire in fiscal 2013:

Property	Tenant	Square feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)

Chattanooga, TN	FedEx	60,637	$6.10	10/27/12	$5.13	10/31/17	5.0
Lakeland, FL	FedEx	32,105	5.13	11/30/12	4.83	11/30/17	5.0
Augusta, GA	FedEx	30,184	4.67	11/30/12	4.00	11/30/22	10.0
Fayetteville, NC	Maidenform, Inc.	148,000	3.00	12/31/12	3.00	12/31/13	1.0
Orangeburg, NY	Kellogg Sales Company	50,400	7.00	2/28/13	7.00	2/28/14	1.0
Newington, CT	Kellogg Sales Company	54,812	6.54	2/28/13	6.54	2/28/14	1.0
Jacksonville, FL	FedEx Ground	95,883	6.00	5/31/13	5.40	5/31/19	6.0
Bedford Heights, OH	FedEx	82,269	5.54	8/31/13	4.96	8/31/18	5.0

Weighted Average			$5.16		$4.81		3.6

The Company has been informed that one lease for 59,425 square feet or 7% of the space coming up for renewal in fiscal 2013 will not be renewed. This property is in White Bear Lake, MN leased to FDX.   We continue to be in discussions with our tenants regarding the remaining two leases representing 283,098 square feet or 32% of the space scheduled for renewal in fiscal 2013.

Acquisitions During Fiscal 2012

On October 11, 2011, the Company purchased a 368,060 square foot industrial building located in Streetsboro, Ohio.  The building is 100% net leased to Best Buy Warehousing Logistics, Inc. through January 31, 2022.  The purchase price was $19,600,000.  The Company obtained a mortgage of $12,740,000 at a fixed interest rate of 5.5% for 10 years and paid the remaining amount with a draw on its unsecured Line of Credit.  This mortgage matures on November 1, 2021.  Annual rental income over the remaining term of the lease is approximately $1,582,000.

On October 18, 2011, the Company purchased a 46,253 square foot industrial building located in Corpus Christi, Texas.  The building is 100% net leased to FedEx Ground Package System, Inc. through August 31, 2021 and is subject to a ground lease with the City of Corpus Christi.  The purchase price was $4,992,000.  The Company obtained a mortgage of $3,150,000 and paid the remaining amount with a draw on its Line of Credit.  The mortgage has a fixed interest rate of 5.85% for the first 5 years, and on December 1, 2016, the interest rate will reset to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%.  This mortgage matures on November 1, 2021.  Annual rental income over the remaining term of the lease (including the ground rent) is approximately $450,000.  The Company recorded an intangible asset related to the lease in-place of $227,500.

On November 9, 2011, the Company purchased a 75,000 square foot industrial building located in Halfmoon, New York.  The building is 100% net leased to RGH Enterprises Inc. d/b/a Edgepark Medical Supplies through December 1, 2021.  The purchase price was $6,019,000.  Initially, the Company used a draw on its Line of Credit to fund this purchase.  On January 13, 2012, the Company obtained a mortgage of $4,213,000 at a fixed rate of 5.25% for the first 5 years and repaid the draw under the Line of Credit.  On January 13, 2017 and every 5 years thereafter, the interest rate under the mortgage will reset to the 5 year U.S. Treasury yield plus 265 basis points with a minimum rate of 5.25%. This mortgage matures on January 13, 2037.  Annual rental income over the remaining term of the lease is approximately $574,000.  The Company recorded an intangible asset related to the lease in-place of $493,000.

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

On March 15, 2012, the Company purchased a 234,660 square foot industrial building located in Olive Branch, Mississippi.  The building is 100% net leased to Anda Pharmaceuticals, Inc., a distribution division of Watson Pharmaceuticals, Inc., through May 31, 2022.  The purchase price was $16,500,000.  The Company obtained a mortgage of $11,000,000 at a fixed rate of 4.8%.  This mortgage matures on April 1, 2022. The Company paid the remaining amount of the purchase price with cash on hand.  Annual rental income over the remaining term of the lease is approximately $1,181,000.  The Company recorded an intangible asset related to the lease in-place of $1,950,000.

On June 8, 2012, the Company purchased a 119,912 square foot industrial building located in Oklahoma City, Oklahoma.  The building is 100% net leased to FedEx Ground Package System, Inc. through March 31, 2022.  The purchase price was $9,453,000.  The Company obtained a mortgage of $6,200,000 at a fixed rate of 4.35%.  This mortgage matures on June 1, 2024.  The Company paid the remaining amount of the purchase price with cash on hand.  Annual rental income over the remaining term of the lease is approximately $700,000.

On July 18, 2012, the Company purchased a 102,594 square foot industrial building located in Waco, TX.  The building is 100% net leased to FedEx Ground Package System, Inc. through May 29, 2022.  The purchase price was $8,733,000.  The Company obtained a mortgage of $5,800,000 at a fixed rate of 4.75%.  This mortgage matures on August 1, 2022. The Company paid the remaining amount of the purchase price with cash on hand. Annual rental income over the remaining term of the lease is approximately $659,000.

The ultimate parents of these tenants - Best Buy, Federal Express Corporation, RGH Enterprises Inc., Siemens AG, and Watson Pharmaceuticals Inc. - are public companies and financial information related to these entities can be found on the Securities and Exchange Commission website at www.SEC.gov.

Comparison of Year Ended September 30, 2012 to Year Ended September 30, 2011

The following tables summarize the Company’s rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category.  For the purposes of the following discussion,    properties are properties owned as of October 1, 2010 that have not been subsequently expanded.  One property was expanded in fiscal 2012 and no properties were expanded in fiscal 2011.  Vacant properties were properties vacant in fiscal 2012 and 2011.  Acquired properties are properties that were acquired subsequent to September 30, 2010.  Other amounts relate to general corporate expenditures.

As of September 30, 2012 and 2011, the occupancy rates of the Company’s same store properties were 95% and 97%, respectively.

Rental Revenues	2012	2011	$ Change	% Change

Same Store Properties	$36,483,720	$36,926,967	($443,247)	(1%)
Acquired Properties	6,199,223	1,693,311	4,505,912	266%
Expanded Properties	292,012	277,929	14,083	5%
Vacant Properties	418,858	1,013,042	(594,184)	(59%)
Disposed Properties	-0-	323,279	(323,279)	(100%)

Total	$43,393,813	$40,234,528	$3,159,285	8%

Rental revenue from same store properties decreased slightly due mainly to a reduction in rental rates for the renewed or extended leases as described in the Lease Renewals and Extensions table during fiscal 2012 as well as a partial vacancy in our St. Joseph, Missouri property.  Rent from acquired properties included rental revenue from the properties located in Lebanon, TN, Rockford, IL and Edinburg, TX (all acquired in fiscal 2011) and Streetsboro, OH, Corpus Christi, TX, Halfmoon, NY, Lebanon, OH, Olive Branch, MS, Oklahoma City, OK and Waco, TX (all acquired in fiscal 2012) as described under acquisitions above.

Reimbursement Revenues	2012	2011	$ Change	% Change

Same Store Properties	6,417,835	$7,381,786	($963,951)	(13%)
Acquired Properties	549,038	207,724	341,314	164%
Expanded Properties	60,303	35,631	24,672	69%
Vacant Properties	67,781	221,516	(153,735)	(69%)
Disposed Properties	-0-	60,299	(60,299)	(100%)

Total	$7,094,957	$7,906,956	($811,999)	(10%)

Reimbursement revenues from same store properties decreased due mainly to adjustments in billings related to real estate taxes from reduced taxable assessed values on property taxes in certain jurisdictions and decreases in miscellaneous reimbursements.

Real Estate Taxes	2012	2011	$ Change	% Change

Same Store Properties	$5,389,255	$6,595,865	($1,206,610)	(18%)
Acquired Properties	111,592	192,680	(81,088)	(42%)
Expanded Properties	27,934	27,156	778	3%
Vacant Properties	246,129	368,556	(122,427)	(33%)
Disposed Properties	-0-	54,818	(54,818)	(100%)

Total	$5,774,910	$7,239,075	($1,464,165)	(20%)

Real estate taxes from same store, acquired and vacant properties decreased due to adjustments in estimates related to real estate taxes from reduced taxable assessed values on properties in certain jurisdictions.  Our single tenant properties are subject to net-leases which require the tenants to absorb the real estate taxes as well as insurance and the majority of the repairs and maintenance.  As such, the Company is reimbursed by the tenants for these real estate taxes.

Operating Expenses	2012	2011	$ Change	% Change

Same Store Properties	$2,383,002	$2,113,663	$269,339	13%
Acquired Properties	492,091	20,751	471,340	2271%
Expanded Properties	12,940	14,745	(1,805)	(12%)
Vacant Properties	245,741	314,053	(68,312)	(22%)
Disposed Properties	-0-	6,100	(6,100)	(100%)

Total	$3,133,774	$2,469,312	$664,462	27%

Operating expenses for same store properties increased due mainly to increases in insurance premiums of approximately $100,000, utilities of approximately $22,000 and repairs and maintenance of approximately $55,000.  Operating expenses for acquired properties increased due mainly to the increase of properties acquired in 2012 of seven properties versus properties acquired in 2011 of three properties.

Depreciation	2012	2011	$ Change	% Change

Same Store Properties	$9,869,277	$9,445,678	$423,599	4%
Acquired Properties	1,024,280	292,816	731,464	250%
Expanded Properties	73,916	71,482	2,434	3%
Vacant Properties	503,597	464,280	39,317	8%
Disposed Properties	-0-	38,551	(38,551)	(100%)

Total	$11,471,070	$10,312,807	$1,158,263	11%

Depreciation from same store properties increased slightly due mainly to capital projects placed in service during the year.

Interest Expense	2012	2011	$ Change	% Change

Same Store Properties	$11,446,327	$12,517,824	($1,071,497)	(9%)
Acquired Properties	2,426,580	720,792	1,705,788	237%
Expanded Properties	87,439	95,858	(8,419)	(9%)
Vacant Properties	230,952	467,054	(236,102)	(51%)
Disposed Properties	-0-	5,717	(5,717)	(100%)
Debentures and Loans Payable	1,161,201	1,063,661	97,540	9%

Total	$15,352,499	$14,870,906	$481,593	3%

Interest expense for same store properties decreased due mainly to the decrease in the outstanding balances of the mortgages due to principal payments made in fiscal 2012 of $29,703,259.

General and administrative expenses increased $764,275 or 20% during fiscal 2012 as compared to fiscal 2011.  The increases related mainly to increases in executive compensation and employee benefits of approximately $530,000, increases of franchise taxes of approximately $21,000 and an increase in professional fees of approximately $50,000.  Included in the increase in executive compensation and employee benefits expense during fiscal 2012 was a one-time charge of $210,510 for restricted stock grants awarded to a participant who is of retirement age and therefore their entire amount of measured compensation cost has been recognized at grant date.

Interest and dividend income increased $258,347 in fiscal 2012 as compared to fiscal 2011.  This is due mainly to an increase in the size of the REIT securities portfolio.  The value of the securities portfolio increased from $44,265,059 as of September 30, 2011 to $61,685,173 as of September 30, 2012.  The REIT securities portfolio yield for fiscal 2012 was approximately 7.1% as compared to 7.0% for fiscal 2011.

Gain (loss) on securities transactions, net consisted of the following:

	2012	2011

Gross realized gains	$6,066,971	$5,265,715
Gross realized losses	(22,906)	(27,512)
Total Gain (Loss) on Securities Transactions, net	$6,044,065	$5,238,203

The Company had an accumulated net unrealized gain on its securities portfolio of $5,383,937 as of September 30, 2012.

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

Rental revenue from same store properties decreased slightly due mainly to the decreased rental rates in the renewed or extended leases.  Rent from acquired properties included rental revenue from the properties located in Memphis, TN, Houston, TX, Carrollton, TX and Ft. Mill, SC (all acquired in fiscal 2010) and Lebanon, TN, Rockford, IL and Edinburg, TX (all acquired in fiscal 2011).

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

Operating Expenses	2011	2010	$ Change	% Change

Same Store Properties	$2,137,412	$1,965,171	$172,241	9%
Vacant Properties	238,272	158,498	79,774	50%
Acquired Properties	93,628	25,731	67,897	264%

Total	$2,469,312	$2,149,400	$319,912	15%

Operating expenses for same store properties and vacant properties increased due mainly to increases in insurance of approximately $165,000, utilities of approximately $46,000, management fees of approximately $111,000 and repairs and maintenance of approximately $89,000.

Depreciation	2011	2010	$ Change	% Change

Same Store Properties	$8,839,716	$8,693,174	$146,542	2%
Acquired Properties	1,473,091	589,655	883,436	150%

Total	$10,312,807	$9,282,829	$1,029,978	11%

Depreciation from same store properties increased slightly due mainly to capital projects placed in service during the year.

Interest Expense	2011	2010	$ Change	% Change

Same Store Properties	$11,061,537	$11,904,201	($842,664)	(7%)
Acquired Properties	2,745,708	1,477,161	1,268,547	86%
Debentures and Loans Payable	1,063,661	1,441,363	(377,702)	(26%)

Total	$14,870,906	$14,822,725	$48,181	0%

Interest expense for same store properties decreased due mainly to the decrease in the outstanding balances of the mortgages due to principal payment made in fiscal 2011 of $17,341,678.  Interest expense related to the debentures and loans payable decreased due to the repurchase of $5,075,000 in debentures during fiscal 2011, of which $5,000,000 was repurchased from UMH.

General and administrative expenses increased $144,513 or 4% during fiscal 2011 as compared to fiscal 2010.  The increases related mainly to increases in legal fees of $100,000.

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

Gain on securities transactions, net consisted of the following:

	2011	2010

Gross realized gains	$5,265,715	$2,609,775
Gross realized losses	(27,512)	(626)
Total Gain on Securities Transactions, net	$5,238,203	$2,609,149

The Company had an accumulated net unrealized gain on its securities portfolio of $2,368,163 as of September 30, 2011.

Discontinued Operations

Discontinued operations in fiscal 2012, 2011 and 2010 include the operations of the 37,660 square foot property in Quakertown, Pennsylvania which was classified as held for sale and was sold on October 31, 2011.  The following table summarizes the components of discontinued operations:

	2012	2011	2010

Rental and reimbursement revenue	$31,880	$383,579	$359,858
Real Estate Taxes	(2,925)	(54,818)	(50,975)
Operating Expenses	(1,107)	(6,101)	(3,415)
Depreciation & Amortization	-0-	(51,075)	(320,059)
Interest expense	-0-	(5,717)	(123,568)
Income (Loss) from Operations of Disposed Property and Property Held for Sale	27,848	265,868	(138,159)
Loss on Sale of Investment Property	(8,220)	-0-	-0-
Income (Loss) from Discontinued Operations	$19,628	$265,868	($138,159)

The variance of all revenue and expense items from fiscal 2012 to 2011 is due to fiscal 2012 only including one month of activity through the date of sale.

 The variance from fiscal 2011 to 2010 in net income and depreciation and amortization is due to the write down to fair value in conjunction with a pending sale in 2010 which subsequently fell through.

Cash flows from discontinued operations for the year ended September 30, 2012, 2011 and 2010 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations were as follows:

	2012	2011	2010

Cash flows from Operating Activities	$27,848	$316,943	$181,900
Cash flows from Investing Activities	2,553,507	-0-	-0-
Cash flows from Financing Activities	(2,581,355)	(316,943)	(181,900)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not entered into any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of September 30, 2012:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgage Notes Payable	$237,943,911	$34,684,162	$38,001,991	$69,080,224	$96,177,534
Interest on Mortgage Notes Payable	66,581,733	13,243,904	22,269,871	16,194,911	14,873,047
Loans Payable	5,200,000	-0-	1,012,039	4,187,961	-0-
Interest on Loans Payable	931,639	244,000	469,543	218,096	-0-
Debentures	8,615,000	-0-	8,615,000	-0-	-0-
Interest on Debentures	1,330,733	703,200	627,533	-0-	-0-
Purchase of Property	123,354,000	88,557,000	34,797,000	-0-	-0-
Retirement Benefits	692,835	50,000	100,000	100,000	442,835
Total	$444,649,851	$137,482,266	$105,892,977	$89,781,192	$111,493,416

Mortgage notes payable represents the principal amounts outstanding by scheduled maturity as of September 30, 2012. Interest is payable on these mortgages at fixed rates ranging from 4.35% to 8.15%, with a weighted average of 5.8%.  The above table does not include a $9,500,000 mortgage loan obtained in connection with the purchase of a property on November 9, 2012 in Livonia, MI at a fixed rate of 4.45% or a mortgage loan that was refinanced for the property located in Tolleson, AZ on October 23, 2012 for $8,000,000 at a fixed rate of 3.95%.  In addition, the above table does not include the Company’s obligation under its Line of Credit and margin loan as described in Note No. 8 of the Notes to Consolidated Financial Statements.

Loans payable represents a $2,500,000 loan at an annual interest rate of 4.9%, maturing November 29, 2016 with interest only payments for the first three years and a $2,700,000 loan at a variable annual interest rate of prime plus 0.75% with a floor of 4.5%, maturing on March 9, 2017.  The interest rate on the $2,700,000 loan was 4.5% as of September 30, 2012.  The contractual obligation for interest on loans payable amount is determined using an interest rate of 4.9% for the $2,700,000 loan and 4.5% for the $2,500,000 loan.

Debentures represent the repayment of the 8% Convertible Subordinated debentures of $3,620,000 due October 2013 (fiscal 2014) and $4,995,000 due April 2015 issued by a wholly-owned subsidiary of the Company assuming the Debentures will be repaid at maturity without redemption or conversion.  Pursuant to notice given, on October 29, 2012, the Company’s subsidiary redeemed the Debentures on November 30, 2012 for the full principal amount plus accrued interest to November 30, 2012.  Each 2013 and 2015 Debenture was convertible into shares of the Company’s common stock at $9.16 and $11.45 per share, respectively.  Between October 1, 2012 and November 30, 2012, $3,500,000 in principal amount of the Debentures was converted to 382,091 shares of common stock and the remaining $5,115,000 in principal amount of Debentures was redeemed.

Purchase of property represents the purchase price of nine industrial properties under contract as of September 30, 2012.  One acquisition for $14,350,000 was completed on November 9, 2012.  The Company expects to close on the remaining eight properties during fiscal 2013 and the first quarter of fiscal 2014.

Retirement benefits represent post-retirement benefits that are unfunded and therefore will be paid from the assets of the Company.  The liability is being accrued and expensed over the payment terms.

Liquidity and Capital Resources

 The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  The Company’s shareholders’ equity increased from $234,514,084 as of September 30, 2011 to $316,687,139 as of September 30, 2012, principally due to issuance of 2,300,000 shares of Series B Preferred Stock in a public offering in June 2012 with net proceeds of approximately $55,033,000, the issuance of 2,000,000 shares of common stock in a registered direct placement with net proceeds of approximately $16,200,000, the issuance of 1,503,904 shares of common stock in the DRIP and net income attributable to common shareholders of $13,171,369.  The increases were partially offset by payments of distributions of $23,716,598.  See further discussion below.

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

The current global economic situation and turbulence in the capital markets may impact management’s ability to grow by acquiring additional properties or REIT securities.  Industrial space demand is very closely correlated to GDP growth. Current economic indicators show the U.S. economy to be slowly emerging from a deep and protracted recession.  Whether this return to economic growth is sustainable remains to be seen especially in light of the massive government stimulus programs.  However, the high caliber of our tenants, coupled with the long duration of our leases, should enable the Company to perform well despite the weak economy.  As of September 30, 2012, the Company had $24,650,858 in cash and cash equivalents and $61,685,173 in marketable securities subject to loans of $5,200,000.  The Company also has $20,000,000 available on its unsecured Line of Credit.

On December 5, 2011, the Company sold 2,000,000 shares of common stock in a registered direct placement.  The Company received net proceeds from this offering of approximately $16,200,000 and used such net proceeds to purchase additional properties in the normal course of business and for general corporate purposes.  On June 7, 2012 and June 21, 2012, respectively, the Company issued 2,000,000 and 300,000 shares of Series B Preferred Stock at an offering price of $25.00 per share in an underwritten public offering.  The Company received net proceeds of approximately $55,033,000 from the Series B Preferred Stock offering and used such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including the repayment of indebtedness.  The Company has been raising equity capital through its DRIP, registered direct placements and the public sale of common and preferred stock and investing in net-leased industrial properties.  The Company believes that funds generated from operations, the DRIP, and bank borrowings, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next few years.

As of September 30, 2012, the Company owned seventy-two properties of which 60 are subject to mortgages; however the Company’s unsecured Line of Credit contains covenants which may restrict the Company’s ability to place financing on unencumbered properties.   The Company has an unsecured variable-rate Line of Credit with Capital One, N.A. maturing in March 2013 of $20,000,000.  The line had no amount outstanding as of September 30, 2012.  The interest rate on the initial $15,000,000 is based on LIBOR plus 200 basis points and LIBOR plus 250 basis points on the remaining $5,000,000.   The Company must keep not less than $1,000,000 in average net collected balances at Capital One, N.A. and meet certain loan covenants as contained in the loan agreement, including a 65% loan to value ratio on certain negatively pledged properties.  In addition, as of September 30, 2012, the Company had loans payable of $5,200,000 which consisted of a $2,700,000 loan secured by UMH common stock with The Bank of Princeton and a $2,500,000 loan secured by UMH preferred stock with Two River Community Bank.

The Company also uses margin loans for purchasing securities, for temporarily funding of acquisitions, and for working capital purposes.  The interest rate charged on the margin loans is the bank’s margin rate and was 2.0% as of September 30, 2012 and 2011.  The margin loans are due on demand.  At September 30, 2012 and 2011, the margin loans totaled $-0- and $5,860,950 respectively, and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

The Company’s subsidiary, Monmouth Capital had outstanding at September 30, 2012, $3,620,000 of 8% Convertible Subordinated Debentures due 2013 (the 2013 Debentures), and $4,995,000 of 8% Convertible Subordinated Debentures due 2015 (the 2015 Debentures).   These Debentures were convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $9.16 per share in the case of the 2013 Debentures (equivalent to a rate of 109.17 shares of common stock for each $1,000 principal amount), and a conversion price of $11.45 per share in the case of the 2015 Debentures (equivalent to a rate of 87.336 shares of common stock for each $1,000 principal amount), in each case subject to adjustment under certain conditions.  Pursuant to notice given, on October 29, 2012, the Company’s subsidiary redeemed the 2013 and 2015 Debentures on November 30, 2012 for the full principal amount plus accrued interest to November 30, 2012.  Between October 1, 2012 and November 30, 2012, $3,500,000 in principal amount of the Debentures was converted to 382,091 shares of common stock and $5,115,000 in principal amount of Debentures was redeemed.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages.  During fiscal 2012, the Company made acquisitions of seven industrial properties totaling approximately $70,400,000, which was funded through origination of mortgages of approximately $46,133,000 at fixed rates per year of 5.5% on $12,740,000, 5.85%, on $3,150,000, 5.25% on $4,213,000, 5.55% on $3,030,000, 4.8% on $11,000,000, 4.35% on $6,200,000 and 4.75% on $5,800,000 and the remainder from funds raised through the registered direct placements, underwritten public offering of preferred stock and funds available on its unsecured Line of Credit.   During the first quarter of fiscal 2013, the Company made an acquisition of one industrial property totaling approximately $14,350,000 which was funded through origination of a mortgage of approximately $9,500,000 at an interest rate of 4.45%, proceeds from the underwritten public offering of preferred stock.  In fiscal 2013, the Company plans to continue to acquire additional net-leased industrial properties.  The Company also intends to expand its properties when requested by the tenants.  The funds for these acquisitions and expansions may come from bank borrowings and proceeds from the DRIP or private placements or additional public offerings of preferred and common stock.  To the extent that funds or appropriate properties are not available, fewer acquisitions or expansions will be made.

The Company also invests in debt and equity securities of other REITs as a proxy for real estate when suitable acquisitions are not available, for liquidity, and for additional income.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  During fiscal 2012, the Company’s securities portfolio increased $17,420,114, primarily due to purchases of $32,718,667 which was offset by sales of securities with a cost of $18,314,327 and an increase in the unrealized gain of $3,015,774.  The Company recognized gains on sales of securities of $6,044,065 in addition to earning interest and dividend income of $3,358,674 during fiscal 2012.  The margin loan balance was $-0- and $5,860,950 as of September 30, 2012 and 2011, respectively.

Cash flows provided from operating activities were $26,808,821, $22,126,819 and $18,995,659 for fiscal years 2012, 2011 and 2010, respectively.  The increase in cash flows provided from operating activities is due to increased income from acquisitions of properties and expanded operations.

Cash flows used in investing activities were $80,640,038, $30,365,918 and $55,701,769 for fiscal years 2012, 2011 and 2010, respectively.  Cash flows used in investing activities in fiscal 2012 increased as compared to 2011 due mainly to increased property acquisitions in fiscal 2012 as compared to fiscal 2011.  Cash flows used in investing activities in fiscal 2011 decreased as compared to 2010 due mainly to decreased property acquisitions.

Cash flows provided from financing activities were $72,105,267, $7,801,354 and $37,439,775 for fiscal years 2012, 2011 and 2010, respectively.  Cash flows from financing activities increased in fiscal 2012 as compared to 2011 due mainly to the underwritten public offering of preferred stock with net proceeds of approximately $55,033,000 and the issuance of 2,000,000 shares of common stock in a registered direct placement with net proceeds of $16,189,700 in 2012.  In addition, the Company paid cash dividends (net of reinvestments), of $21,291,674, $15,880,001 and $13,819,627 for fiscal 2012, 2011 and 2010, respectively.  Cash flows from financing activities decreased in fiscal 2011 as compared to 2010 due mainly to the registered direct placement of preferred stock with net proceeds of $18,978,635 in 2011 compared to the registered direct placement of common shares with net proceeds of $38,661,466 in 2010.

As of September 30, 2012, the Company had total assets of $574,507,702 and liabilities of $258,820,563.  The Company’s total debt plus Series A and Series B Preferred Stock to market capitalization as of September 30, 2012 and 2011 was approximately 41% and 49%, respectively.  The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

The Company has a dividend reinvestment plan (DRIP), in which participants can purchase stock from the Company at a price of approximately 95% of market value.  On March 13, 2012, the Company temporarily suspended its DRIP and as of August 2, 2012, the DRIP was reinstated.  It is anticipated, although no assurances can be given, that the level of participation in the DRIP in fiscal 2013 will be comparable, if not greater than 2012, due to the temporary suspension of the DRIP between March 13, 2012 through August 1, 2012.

During 2012, the Company paid total distributions of $23,716,598 or $0.60 per common share.  Of the dividends paid, $2,424,924 was reinvested pursuant to the terms of the DRIP.  Management anticipates maintaining the annual dividend rate of $0.60 per common share although no assurances can be given since various economic factors can reduce the amount of cash flow available to the Company for common dividends.  All decisions with respect to the payment of dividends are made by the Company’s Board of Directors.

In 2012, the Company paid $5,135,783 and accrued $377,343 in preferred stock dividends.  The Company is required to pay cumulative dividends on the Series A Preferred Stock in the amount of $1.90625 per share per year, which is equivalent to 7.625% of the $25.00 liquidation value per share.  The Company now has a total of 2,139,750 shares of Series A Preferred Stock outstanding representing an aggregate liquidation preference of $53,493,750.  On June 7, 2012 and June 21, 2012, the Company issued 2,000,000 and 300,000 shares, respectively, of Series B Preferred Stock at an offering price of $25.00 per share in an underwritten public offering.  The Company is required to pay cumulative dividends on the Series B Preferred Stock in the amount of $1.96875 per share per year, which is equivalent to 7.875% of the $25.00 liquidation value per share.  As of September 30, 2012, the Company has a total of 2,300,000 shares of Series B Preferred Stock outstanding representing an aggregate liquidation preference of $57,500,000.

During the year ended September 30, 2012, stock options to purchase 329,150 shares of common stock were exercised.  Total proceeds received by the Company were $2,558,842.  In addition, during the year ended September 30, 2012, $150,000 in principal amount of the 2013 Debentures was converted into 16,375 shares of common stock.

During the year ended September 30, 2002, nine officers, directors and key employees exercised stock options and purchased 255,000 shares for a total of $1,617,488.  Of this amount, 225,000 shares, for a total of $1,439,363, were exercised through the issuance of notes receivable from officers.  These notes receivable were at an interest rate of 5%, matured on April 30, 2012 and were collateralized by the underlying common shares.  As of September 30, 2012 and 2011, the balance of these notes receivable was $-0- and $1,082,813, respectively.

On an ongoing basis, the Company funds capital expenditures for its properties primarily to maintain structure and other maintenance items as required in the various leases.  These expenditures may also include expansions as requested by tenants, or various tenant improvements on properties which are re-tenanted.  The amounts of these expenditures can vary from year to year depending on the age of the properties, tenant negotiations, market conditions and lease turnover.  During fiscal 2012, the Company completed an expansion on its property located in Huntsville, AL effective August 24, 2012.  The expansion increased the square feet from 56,698 to 73,712.  As a result of the expansion, the lease was extended from an original maturity of August 31, 2014 to August 31, 2022 and annual rent was increased from $277,932 to $412,260.

New Accounting Pronouncements

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

The following table sets forth information as of September 30, 2012, concerning the Company’s long-term debt obligations, including principal payments by scheduled maturity, weighted average interest rates and estimated fair value:

Long –Term Debt:	Fiscal Year
Fixed Rate	ending		Weighted Average
	September 30,	Carrying Value	Interest Rate	Fair Value

	2013	$18,552,206	6.33%
	2014	3,050,548	6.14%
	2015	4,239,152	5.87%
	2016	17,892,336	6.90%
	2017	50,973,292	6.54%
	Thereafter	143,236,377	5.80%
	Total	$237,943,911	5.80%	$249,881,000

Monmouth Capital, the Company’s wholly owned subsidiary, had $8,615,000 in 8% debentures outstanding as of September 30, 2012, with $3,620,000 due in October 2013 and $4,995,000 due in April 2015.  Pursuant to notice given on October 29, 2012, Monmouth Capital redeemed the Debentures on November 30, 2012 for the full principal amount plus accrued interest to November 30, 2012.  Each 2013 and 2015 Debenture was convertible into shares of the Company’s common stock at $9.16 and $11.45 per share, respectively.  Between October 1, 2012 and November 30, 2012, $3,500,000 in the principal amount of the Debentures was converted to 382,091 shares of common stock and $5,115,000 in the principal amount of Debentures was redeemed.

The Company also has a variable rate unsecured Line of Credit with Capital One, N.A. maturing in March 2013 of $20,000,000.  As of September 30, 2012, there was no outstanding balance under the unsecured Line of Credit.  The interest rate on the line is based on LIBOR plus 200 basis points for the initial $15,000,000 of the line and LIBOR plus 250 basis points for the remaining $5,000,000.  Interest on the outstanding balance, if any, is due monthly.

On November 29, 2011, the Company closed on a $2,500,000 5-year term loan with Two River Community Bank at an annual interest rate of 4.9%.  The loan has interest only payments for the first three years.  The loan is secured by the 200,000 shares of UMH 8.25% Series A preferred stock.  The net proceeds were used to pay down the Company’s margin line.

On March 9, 2012, the Company closed on a $2,700,000 loan with The Bank of Princeton which matures on March 9, 2017.  Interest is at a variable rate of prime plus 0.75% with a floor of 4.5%.  The interest rate at September 30, 2012 was 4.5%.  The loan is secured by 615,065 shares of UMH common stock.  The net proceeds were used to pay down the Company’s margin line.

The Company obtains margin loans secured by its marketable securities. There was no balance outstanding on the margin loan as of September 30, 2012.  The interest rate on the margin account is the bank’s margin rate and was 2.0% as of September 30, 2012 and 2011.  The value of marketable securities as of September 30, 2012 was $61,685,173.

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

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2012	12/31/11	3/31/12	6/30/12	9/30/12

Rental and Reimbursement Revenue	$12,795,474	$12,651,803	$11,994,558	$13,046,935
Lease Termination Income	-0-	3,222,283	-0-	-0-
Total Expenses	6,704,688	6,407,556	6,711,773	6,833,094
Other Income (Expense)	(744,391)	(1,206,498)	(3,049,524)	(3,388,662)
Income from Continuing Operations	5,346,395	8,260,032	2,233,261	2,825,179
Income from Discontinued Operations (1)	19,628	-0-	-0-	-0-
Net Income	5,366,023	8,260,032	2,233,261	2,825,179
Net Income Attributable to Common Shareholders	4,346,218	7,240,227	911,582	673,342
Net Income Attributable to Common Shareholders per share	$0.11	$0.18	$0.02	$0.02

FISCAL 2011	12/31/10	3/31/11	6/30/11	9/30/11

Rental and Reimbursement Revenue	$12,036,869	$12,088,871	$12,057,747	$11,957,997
Total Expenses	6,577,841	5,933,229	5,909,511	6,180,970
Other Income (Expense)	(734,023)	(2,408,586)	(2,159,195)	(3,085,799)
Income from Continuing Operations	4,725,005	3,747,056	3,989,041	2,691,228
Income from Discontinued Operations (1)	61,177	67,081	69,262	68,348
Net Income	4,786,182	3,814,137	4,058,303	2,759,576
Net Income Attributable to Common Shareholders	3,766,377	2,794,332	3,038,499	1,739,771
Net Income Attributable to Common Shareholders per share	$0.11	$0.08	$0.09	$0.04

(1)  During 2012 and 2011, the Company designated the Quakertown, Pennsylvania property as held for sale.

Certain amounts in the Selected Quarterly Financial Data for the prior quarters have been reclassified to conform to the financial statement presentation for the current year.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended September 30, 2012 and 2011.

ITEM 9A- CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2012.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management assessed the Company’s internal control over financial reporting as of September 30, 2012.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.

PKF O’Connor Davies, A Division of O’Connor Davies, LLP (“PKF O’Connor Davies”) the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting, a copy of which is included herein.

(c)

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited Monmouth Real Estate Investment Corporation’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal ControlIntegrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  Monmouth Real Estate Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monmouth Real Estate Investment Corporation maintained in all material respects, effective internal control over financial reporting as of September 30, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Monmouth Real Estate Investment Corporation as of September 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years then ended and our report dated December 11, 2012 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies

A Division of O’Connor Davies, LLP

New York, New York

December 11, 2012

 (d)    Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting during the Company’s fourth fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the Directors and Executive Officers of the Company as of September 30, 2012:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Anna T. Chew	54	Treasurer (2010 to present) and Director. Interim Chief Financial Officer (March 30, 2012 to July 2, 2012). Chief Financial Officer (1991 to 2010). Certified Public Accountant. Vice President and Chief Financial Officer (1995 to present), Controller (1991 to 1995) and Director (1994 to present) of UMH Properties, Inc., an affiliated company. Ms. Chew’s extensive public accounting, finance and real estate industry experience are primary among other reasons why Ms. Chew serves on our Board.	2007	I
Daniel D. Cronheim	58	Director. Attorney at Law (1979 to present). Certified Property Manager (2010). President (2000 to present) of David Cronheim Mortgage Company. Executive Vice President (1997 to present) of Cronheim Management Services, Inc. Executive Vice President (1989 to present) and General Counsel (1983 to present) of David Cronheim Company. Director, Chairman of Compensation Committee and Audit Committee (2000 to present) of Hilltop Community Bank. Mr. Cronheim’s extensive experience in real estate management and the mortgage industry are primary among the reasons why he serves on our Board.	1989	I
Catherine B. Elflein	51	Independent Director. Certified Public Accountant. Senior Director – Risk Management (2006 to present) at Celgene Corporation; Controller of Captive Insurance Companies (2004 to 2006) and Director – Treasury Operations (1998 to 2004) at Celanese Corporation. Ms. Elflein’s extensive experience in accounting, finance and risk management are primary among other reasons why Ms. Elflein serves on our Board.	2007	III
Neal Herstik	53	Independent Director. Attorney at Law, Gross, Truss & Herstik, PC (1997 to present). Co-founder and former President, Manalapan-Englishtown Education Foundation, Inc., a non-profit corporation (1995 to 2001). Mr. Herstik’s extensive legal experience and experience in the real estate industry are primary among other reasons why Mr. Herstik serves on our Board.	2004	II

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

	53	Independent Director. Attorney at Law (1985 to present); Adjunct Professor of Law, Widener University School of Law (1993 to present). Mr. Hirsch’s extensive legal experience and experience in the real estate industry are primary among other reasons why Mr. Hirsch serves on our Board.	2000	II
Eugene W. Landy	78	President and Chief Executive Officer (1968 to present) and Director. Attorney at Law. Chairman of the Board (1995 to present), President (1969 to 1995) of UMH Properties, Inc., an affiliated company. As our Chairman and Founder, Mr. Landy brings unparalleled experience in real estate investing to our Board.	1968	III
Michael P. Landy	50

Chief Operating Officer (2011 to present), Chairman of the Executive Committee (2010 to present) and Director.  Executive Vice President (2009 to 2010), Executive Vice President-Investments (2006 to 2009), and Vice President-Investments (2001 to 2006). Executive Vice President  (2010 to present), Vice President-Investments (2001 to 2010) of UMH Properties, Inc., an affiliated company. Mr. Landy’s role as our Chief Operating Officer and extensive experience in real estate finance, investment, capital markets, and operations management are primary among other reasons why Mr. Landy serves on our Board.

			2007	III
Samuel A. Landy	52	Director. Attorney at Law (1985 to present); President (1995 to present), Vice President (1991 to 1995) and Director (1992 to present) of UMH Properties, Inc., an affiliated company. Mr. Landy’s extensive experience in real estate investing and REIT leadership are primary among other reasons why Mr. Landy serves on our Board.	1989	III
Kevin S. Miller	43

Chief Accounting Officer and Member of the Executive Committee (May 2012 to present) and Chief Financial Officer (July 2012 to present); Certified Public Accountant.  Assistant Controller and Assistant Vice-President (2005 to May 2012) of Forest City Ratner Companies, a wholly-owned subsidiary of a publicly-held company, Forest City Enterprises, Inc.  Audit Manager (1993 to 2005) of PKF, Certified Public Accountants, A Professional Corporation.

			N/A	N/A
Allison Nagelberg	47

General Counsel (2000 to present) and Member of the Executive Committee (2010 to present).  Attorney at Law (1989 to present). General Counsel (2000 to present) of UMH Properties, Inc., an affiliated company.

			N/A	N/A

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Scott Robinson	42	Independent Director. Managing Partner, Cadence Capital Group, LLC (2008 to present); Director, The REIT Center at New York University (2008 to present); Vice President Citi Markets and Banking (2006 to 2008) at Citigroup; Senior REIT and CMBS analyst at Standard & Poor’s, (1998 to 2006). Mr. Robinson’s extensive experience in real estate finance and investment are primary among other reasons why Mr. Robinson serves on our Board.	2005	I
Eugene Rothenberg	79	Independent Director. Investor. Retired physician. Director (1977 to present) of UMH Properties, Inc., an affiliated company. Mr. Rothenberg’s extensive experience as an investor and in management are primary among other reasons why Mr. Rothenberg serves on our Board.	2007	I
Stephen B. Wolgin	58

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

			2003	II

(1)

Class I, II and III Directors have terms expiring in years 2013, 2014 and 2015, respectively.

Family Relationships

There are no family relationships between any of the directors or executive officers, except that Samuel A. Landy and Michael P. Landy are the sons of Eugene W. Landy, the President, Chief Executive Officer and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are Stephen Wolgin (Chairman), Matthew I. Hirsch, Scott Robinson and Catherine B. Elflein. The Company’s Board has determined that Stephen B. Wolgin and Catherine B. Elflein are audit committee financial experts and that all members of the audit committee are independent as required by the listing standards of the New York Stock Exchange.  The audit committee operates under the Audit Committee Charter which can be found at the Company’s website at www.mreic.com.  The charter is reviewed annually for adequacy.

Section 16(a) Beneficial Ownership Reporting Compliance

There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics applicable to its Chief Executive Office and Chief Financial Officer, as well as the Company’s other officers, directors and employees (the “Code of Ethics”).  The Code of Ethics can be found at the Company’s website at www.mreic.com.  In addition, the Code of Ethics was filed with the Securities and Exchange Commission on December 14, 2004 with the Company’s September 30, 2004 Form 10-K.  The Code of Ethics is also available in print to any person without charge who requests a copy by writing or telephoning us at the following address and telephone number:  Monmouth Real Estate Investment Corporation, Attention: Stockholder Relations, 3499 Route 9 North, Suite 3-C, Juniper Business Plaza, Freehold, New Jersey 07728, (732) 577-9996.  The Company will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding a waiver from any provision of the Code of Ethics for principal officers or directors by disclosing the nature of such amendment of waiver on our website.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

    The Compensation Committee (for purposes of this analysis, the Committee) of the Board has been appointed to discharge the Board's responsibilities relating to the compensation of the Company's executive officers. The Committee has the overall responsibility for approving and evaluating the executive officer compensation plan, policies and programs of the Company. The Committee's primary objectives include serving as an independent and objective party to review such compensation plan, policies and programs.

    Throughout this report, the individuals who served as the Company’s President and Chief Executive Officer and Chairman of the Executive Committee and Chief Operating Officer and other members of the Executive Committee during fiscal 2012 included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the named executive officers.

Compensation Philosophy and Objectives

The Compensation Committee believes that a well-designed compensation program should align the goals of the shareholders with the goals of the President and Chief Executive Officer, and that a significant part of the executive's compensation, over the long term, should be dependent upon the value created for shareholders. In addition, all executives should be held accountable through their compensation for the performance of the Company, and compensation levels should also reflect the executive's individual performance in an effort to encourage increased individual contributions to the Company's performance. The compensation philosophy, as reflected in the Company's employment agreements with its executives, is designed to motivate executives to focus on operating results and create long-term shareholder value by:

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

The Compensation Committee believes that each of the above factors is important when determining compensation levels for named executive officers. The Committee reviews and approves the employment contracts for the President and Chief Executive Officer and the Chairman of the Executive Committee and Chief Operating Officer,

including performance goals and objectives.  The Committee annually evaluates performance of the executive officers in light of those goals and objectives. The Committee considers the Company's performance, relative shareholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to the named executive officers in prior years. The Company uses the annual Compensation Survey published by NAREIT as a guide to setting compensation levels.  Participant company data is not presented in a manner that specifically identifies any named individual or company.  This survey details compensation by position type with statistical salary and bonus information for each position.  The Compensation Committee compares the Company’s salary and bonus amounts to the ranges presented for reasonableness.  To that end, the Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to those executives who meet or exceed established goals.

Role of Executive Officers in Compensation Decisions

The Committee makes all final compensation decisions for the Company's named executive officers. The President and Chief Executive Officer and the Chairman of the Executive Committee and Chief Operating Officer annually review the performance of the other named executive officers and then present their conclusions and recommendations to the Committee with respect to base salary adjustments and annual cash bonus and stock option awards. The Committee exercises its own discretion in modifying any recommended adjustments or awards, but does consider the recommendations from management who work closely with the other named executive officers.

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

Role of Employment Agreements in Determining Executive Compensation

With the exception of the Company’s Chief Financial Officer, each of the Company's currently employed named executive officers is a party to an employment agreement.  These agreements provide for base salaries, bonuses and customary fringe benefits.   The key elements of our compensation program for the named executive officers are base salary, bonuses, stock options and perquisites and other benefits.  Each of these is addressed separately below. In determining initial compensation, the compensation committee considers all elements of a named executive officer’s total compensation package in comparison to current market practices and other benefits.

Shareholder Advisory Vote

One way to determine if the Company’s compensation program reflects the interests of shareholders is through their non-binding vote.  At the Annual Meeting of Shareholders held on May 3, 2012, the Company’s shareholders approved by their advisory vote the compensation of the named executive officers.

Base Salaries

Base salaries are paid for ongoing performance throughout the year. In order to compete for and retain talented executives who are critical to the Company's long-term success, the Compensation Committee has determined that the base salaries of named executive officers should approximate those of executives of other equity REITs that compete with the Company for employees, investors and business, while also taking into account the named executive officers' performance and tenure, and the Company's performance relative to its peer companies within the REIT industry using the NAREIT Compensation Survey described above.

Bonuses

In addition to the provisions for base salaries under the terms of our employment agreements, the President is entitled to receive annual cash bonuses for each calendar year during the term of the agreement, based on the achievement of certain performance goals set by the Compensation Committee.   The following are the bonus targets and recommended compensation for the President and Chief Executive Officer which the Compensation Committee uses as a guide in determining the bonus, if any:

	Threshold	Target	Outstanding

Growth in market cap	7.5%	12.5%	20%
Bonus	$20,000	$45,000	$90,000

Growth in FFO/share	7.5%	12.5%	20%
Bonus	$20,000	$45,000	$90,000

Growth in dividend/share	5%	10%	15%
Bonus	$30,000	$60,000	$120,000

Total Bonus Potential	$70,000	$150,000	$300,000

In addition to its determination of the executive's individual performance levels for 2012, the Committee also compared the executive's total compensation for 2012 to that of similarly-situated personnel in the REIT industry using the NAREIT Compensation Survey described above.

Bonuses awarded to the other named executive officers are recommended by the President and Chief Executive Officer and are approved by the Compensation Committee.  The President and Chief Executive Officer and the Compensation Committee believe that short-term rewards in the form of cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and performance of the Company and the performance of the individual, which may include comparing such individual’s performance to the preceding year, reviewing the breadth and nature of the senior executives’ responsibilities and valuing special contributions by each such individual.  In evaluating performance of the Company annually, the Compensation Committee considers a variety of factors, including, among others, Funds From Operations (FFO), net income, growth in asset size, amount of space under lease and total return to shareholders.  The Company considers FFO to be an important measure of an equity REIT’s operating performance and has adopted the definition suggested by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO to mean net income computed in accordance with generally accepted accounting principles (GAAP), excluding gains or losses from sales of property, plus real estate related depreciation and amortization.  The Company considers FFO to be a meaningful additional measure of operating performance primarily because it excludes the assumption that the value of its real estate assets diminishes predictably over time and because industry analysts have accepted it as a performance measure.

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

Stock Options and Restricted Stock

The employment agreement for the President and Chief Executive Officer states that he will receive stock options to purchase 65,000 shares annually.  For the other senior executives, the President and Chief Executive Officer makes a recommendation to the Compensation Committee of specific stock option or restricted stock grants.  In making its decisions, the Compensation Committee does not use an established formula or focus on a specific performance target.  The Compensation Committee recognizes that often outside forces beyond the control of management, such as economic conditions, changing leasing and real estate markets and other factors, may contribute to less favorable near term results even when sound strategic decisions have been made by the senior executives to position the Company for longer term profitability. Thus, the Compensation Committee also attempts to identify whether the senior executives are exercising the kind of judgment and making the types of decisions that will lead to future growth and enhanced asset value, even if the same are difficult to measure on a current basis. For example, in determining appropriate stock option and restricted stock awards, the Compensation Committee considers, among other matters, whether the senior executives have executed strategies that will provide adequate funding or appropriate borrowing capacity for future growth, whether acquisition and leasing strategies have been developed to ensure a future stream of reliable and increasing revenues for the Company, whether the selection of properties, tenants and tenant mix evidence appropriate risk management, including risks associated with real estate markets and tenant credit, and whether the administration of staff size and compensation appropriately balances the current and projected operating requirements of the Company with the need to effectively control overhead costs.

In fiscal 2012, the Compensation Committee received the recommendations from the President and Chief Executive Officer for the amount of restricted stock to be awarded.  The factors that were considered in awarding the restricted stock included the following progress that was made by management:

•

Located and acquired seven industrial properties as per its investment strategy without placing undue burden on liquidity.

•

Raised approximately $55.0 million in equity via underwritten public offering of preferred stock, $16.2 million via registered direct placement of common stock and $13.1 million through the DRIP.

•

Continued its conservative approach to management of the properties and maintained its cash distributions to shareholders.

•

Renewed 86% of expiring leases expiring in fiscal 2012 on favorable terms.

•

Managed general and administrative costs to an appropriate level.

•

Refinanced debt at lower interest rates.

The individual awards were allocated based on the named executive officers’ individual contributions to these accomplishments.  Other factors included the named executive officers’ responsibilities and years of service.  In addition, the awards were compared to each named executive officers’ total compensation and compared with comparable Real Estate Investment Trusts (REITS) using the annual Compensation Survey published by NAREIT as a guide for setting total compensation.

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

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive, spouse and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental long-term disability insurance, at the Company's cost, as agreed to by the Company and the named executive officer.  Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended September 30, 2012, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

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

Evaluation

Mr. Eugene Landy is employed under an Amended Employment Agreement with the Company.  In July 2010, based on the Compensation Committees’ evaluation of his performance, his base compensation under his amended contract was increased from $225,000 to $275,000 per year.

In evaluating Mr. Eugene Landy’s leadership performance, during 2010, the Committee awarded Mr. Eugene Landy an Outstanding Leadership Achievement Award (the Award) in the amount of $300,000 per year for three years.  This Award is to recognize Mr. Eugene Landy’s exceptional leadership as President and Chief Executive Officer for over 40 years.

In evaluating Mr. Eugene Landy’s eligibility for an annual bonus, the Committee used the bonus schedule included in Mr. Eugene Landy’s amended contract as a guide.  During 2012, the Company’s market capitalization increased 56%, FFO per share increased 2%, and dividends per share remained consistent at $0.60 per share.  During 2012, the Company met the 20% growth in market capitalization criteria.  Accordingly, the Compensation Committee approved a bonus for the President of $90,000.

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

Compensation Committee:

Stephen B. Wolgin

Matthew I. Hirsch

Summary Compensation Table

The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 2012, 2011, and 2010 to the named executive officers.  There were no other executive officers whose aggregate compensation allocated to the Company for fiscal 2012 exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards (5)	Option Awards ($) (6)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene W. Landy	2012	$275,000	$390,000	$210,510	$31,850	$59,109 (1)	$27,250 (2)	$993,719
President and CEO	2011	275,000	320,000	157,197	39,650	54,608 (1)	42,500 (2)	888,955
	2010	250,000	390,000	135,805	21,450	206,794 (1)	38,000 (2)	1,042,049

Michael P. Landy	2012	$307,527	$266,449	$126,560	$-0-	$-0-	$39,066 (3)	$739,602
Chairman of Executive Committee	2011	263,858	61,544	94,490	-0-	-0-	36,630 (3)	456,522
and Chief Operating Officer	2010	200,103	111,445	59,660	-0-	-0-	28,863 (3)	400,071

Maureen E. Vecere	2012	$151,417	$10,904	$-0-	$-0-	$-0-	$853,896 (4)	$1,016,217
Former Chief Financial and	2011	186,750	35,385	85,900	-0-	-0-	8,316 (4)	316,351
Accounting Officer	2010	161,917	8,519	59,660	-0-	-0-	6,110 (4)	236,206

Kevin S. Miller	2012	$76,923	-0-	-0-	-0-	-0-	-0-	$76,923
Chief Financial and
Accounting Officer

Anna T. Chew (7)	2012	$53,029	$35,000	$98,960	$-0-	$-0-	$27,250 (8)	$214,239
Treasurer	2011	65,150	-0-	73,874	-0-	-0-	25,000 (8)	164,024
	2010	65,150	-0-	59,660	-0-	-0-	20,500 (8)	145,310

Allison Nagelberg (9)	2012	$116,016	$35,000	$87,400	-0-	-0-	-0-	$238,416
General Counsel	2011	44,532	20,000	65,284	-0-	-0-	-0-	129,816
	2010	44,532	-0-	43,175	-0-	-0-	-0-	87,707

Notes:

(1)

Accrual for pension and other benefits of $59,109, $54,608 and $206,794 for 2012, 2011 and 2010, respectively, in accordance with Mr. Landy’s employment contract.

(2)

Represents Director’s fees of $27,250, $25,000 and $20,500 for 2012, 2011 and 2010, respectively, paid to Mr. Landy; and legal fees paid to the firm of Eugene W. Landy of $-0-, $17,500 and $17,500 for 2012, 2011 and 2010, respectively.

(3)

Represents Director’s fees of $27,250, $25,000 and $20,500 in 2012, 2011 and 2010, respectively, and fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer and reimbursement of a disability policy.  Prior to July 1 2012, approximately 25%, 30% and 30% of this employee’s salary compensation cost was allocated to and reimbursed by UMH, pursuant to a cost sharing agreement between the Company and UMH in 2012, 2011 and 2010, respectively.  As of July 1, 2012, 100% of salary compensation has been allocated to the Company.

(4)

Represents discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer and reimbursement of a disability policy.  On May 31, 2012, Ms. Vecere passed away.  In June

2012, the Company incurred a one-time $832,000 severance expense to the Estate of Maureen E. Vecere, which is included in the 2012 All Other Compensation amount.

(5)

The values were established based on the number of shares granted as follows, 9/14/12 - $11.56, 9/6/12 - $11.50, 7/5/11 - $8.59 and 8/3/10 - $7.85.

(6)

The fair value of the stock option grant was based on the Black-Scholes valuation model. See Note No. 10 to the Consolidated Financial Statements for assumptions used in the model.  The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

(7)

Anna T. Chew, the Company’s Treasurer, is an employee of UMH.  Ms. Chew served as the Company’s Chief Financial Officer from 2003 through June 2010 and Interim Chief Financial Officer from March 30, 2012 through July 2, 2012.  Her compensation disclosure can be found in the filings of UMH.  During 2012, 2011 and 2010, approximately 25% of her salary compensation cost was allocated to and reimbursed by the Company for her services, pursuant to a cost sharing arrangement between the Company and UMH.  Ms. Chew is an inside director.  As of July 2, 2012, Ms. Chew is no longer allocated to the Company.

(8)

Represents Director’s fees of $27,250, $25,000 and $20,500 in 2012, 2011 and 2010, respectively

(9)

Allison Nagelberg, the Company’s General Counsel, is an employee of UMH.  Her compensation disclosure can be found in the filings of UMH.  During 2012, 2011 and 2010, approximately 50%, 25% and 25%, respectively, of her salary compensation cost was allocated to and reimbursed by the Company for her services, pursuant to a cost sharing arrangement between the Company and UMH.

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

Grants of Plan-Based Awards

Options to purchase 65,000 shares were granted in 2012 and options to purchase 329,150 shares were exercised during 2012.  During fiscal 2012, 56,800 and 11,000 shares of restricted common stock were granted at a grant date fair value of $11.50 per share and $11.56 per share, respectively.  As of September 30, 2012, the number of shares remaining for future grant of stock options or restricted stock is 801,961.

Options may be granted any time up through March 26, 2017.  No option shall be available for exercise beyond ten years.  All options are exercisable after one year from the date of grant.  The option price shall not be below the fair market value at date of grant.  Canceled or expired options are added back to the “pool” of shares available under the Plan.

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

All restricted stock awards granted during fiscal year 2012 vest over five years.  The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of restricted stock and individual grants of stock options made during the year ended September 30, 2012:

Name	Grant Date	Number of Shares of Restricted Stock	Number of Shares Underlying Options	Exercise Price of Option Award or Fair Value Per Share at Grant Date o Restricted Stock Award	Grant Date Fair Value
Eugene W. Landy (1)	01/03/12	-0-	65,000	$9.33	$31,850 (2)
Eugene W. Landy	09/06/12	17,300	-0-	11.50	$198,950
Eugene W. Landy	09/14/12	1,000(3)	-0-	11.56	11,560
Michael P. Landy	09/06/12	10,000	-0-	11.50	115,000
Michael P. Landy	09/14/12	1,000(3)	-0-	11.56	11,560
Anna T. Chew	09/06/12	7,600	-0-	11.50	87,400
Anna T. Chew	09/14/12	1,000(3)	-0-	11.56	11,560
Allison Nagelberg	09/06/12	7,600	-0-	11.50	87,400

(1)

These options expire 8 years from grant date.

(2)

This value was established using the Black-Scholes stock option valuation model.  The following weighted-average assumptions were used in the model:  expected volatility of 19.24%; risk-free interest rate of 1.41%; dividend yield of 6.43%; expected life of options of 8 years; and -0- estimated forfeitures.  The fair value per share granted was $0.49.  The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

(3)

Grants of 1,000 shares of restricted stock granted to all directors.

Option Exercises and Stock Vested

The following table sets forth summary information concerning option exercises and vesting of restricted stock awards for each of the named executive officers during the year ended September 30, 2012:

Fiscal Year Ended September 30, 2012
	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($)
Eugene W. Landy	65,000	$254,150	7,901	$91,726(2)
Michael P. Landy	-0-	-0-	4,103	47,733(3)
Maureen E. Vecere	127,600	437,196	22,360	226,951(4)
Anna T. Chew	50,000	110,750	3,591	41,704(5)
Allison Nagelberg	-0-	-0-	2,893	33,638(6)

(4)

Value realized based on the difference between the closing price of the shares on the New York Stock Exchange (NYSE) as of the date of exercise less the exercise price of the stock option.

(5)

Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 3,799 shares vesting on 7/5/12 at $11.80 per share, 3,881 shares vesting on 8/3/12 at $11.49 per share and 221 shares vesting from dividend reinvestment on 8/14/12 at a discounted price of $10.42 per share.

(6)

Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 2,284 shares vesting on 7/5/12 at $11.80 per share, 1,705 shares vesting on 8/3/12 at $11.49 per share and 114 shares vesting from dividend reinvestment on 8/14/12 at a discounted price of $10.42 per share.

(7)

Value realized based on the closing price of the shares on the NYSE as of the date of vesting on 5/31/12 of $10.15 per share.

(8)

Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 1,785 shares vesting on 7/5/12 at $11.80 per share, 1,705 shares vesting on 8/3/12 at $11.49 per share and 101 shares vesting from dividend reinvestment on 8/14/12 at a discounted price of $10.42 per share.

(9)

Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 1,578 shares vesting on 7/5/12 at $11.80 per share, 1,234 shares vesting on 8/3/12 at $11.49 per share and 81 shares vesting from dividend reinvestment on 8/14/12 at a discounted price of $10.42 per share.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options and restricted stock outstanding at September 30, 2012:

Fiscal Year Ended September 30, 2012
	Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option exercise price ($)	Option expiration date	Number of Shares That Have Not Vested	Market Value Of Shares that Have Not Vested (2)
Eugene W. Landy					46,291 (3)	$517,999
	-0-	65,000 (1)	$9.33	01/03/20
	65,000	-0-	8.72	01/03/19
	65,000	-0-	7.22	01/05/18
	65,000	-0-	7.25	10/20/16
	65,000	-0-	8.22	12/12/15
	16,375	-0-	8.05	01/22/15
	65,000	-0-	8.15	08/02/14
	16,375	-0-	8.70	09/21/13
	65,000	-0-	8.28	08/10/13
Michael P. Landy					25,861 (4)	$289,382
	25,000	-0-	$7.25	10/20/16
	25,000	-0-	7.80	03/10/16
	9,825	-0-	8.05	01/22/15
	25,000	-0-	8.04	09/12/14
	9,825	-0-	8.70	09/21/13
	25,000	-0-	8.28	08/10/13
Anna T. Chew					21,382 (5)	$239,268
	50,000	-0-	$7.25	10/20/16
	50,000	-0-	7.80	03/10/16
	6,550	-0-	8.05	01/22/15
	50,000	-0-	8.04	09/12/14
	6,550	-0-	8.70	09/21/13
	50,000	-0-	8.28	08/10/13
Allison Nagelberg					18,042 (6)	$201,893

(1)

These options will become exercisable on January 3, 2013.

(2)

Based on the closing price of our common stock on September 30, 2012 of $11.19.  Restricted stock awards vest over 5 years.

(3)

12,143 shares vest 1/3rd on August 2nd over the next 3 years, 15,848 shares vest 1/4th on July 5th over the next 4 years, 17,300 shares vest 1/5th on September 6th over the next 5 years and 1,000 shares vest 1/5th on September 14th over the next 5 years

(4)

5,335 shares vest 1/3rd on August 2nd over the next 3 years, 9,526 shares vest 1/4th on July 5th over the next 4 years, 10,000 shares vest 1/5th on September 6th over the next 5 years and 1,000 shares vest 1/5th on September 14th over the next 5 years

(5)

5,335 shares vest 1/3rd on August 2nd over the next 3 years, 7,447 shares vest 1/4th on July 5th over the next 4 years, 7,600 shares vest 1/5th on September 6th over the next 5 years and 1,000 shares vest 1/5th on September 14th over the next 5 years

(6)

3,860 shares vest 1/3rd on August 2nd over the next 3 years, 6,582 shares vest 1/4th on July 5th over the next 4 years and 7,600 shares vest 1/5th on September 6th over the next 5 years

Employment Agreements

Eugene W. Landy, the Company’s President and Chief Executive Officer, executed an Employment Agreement on December 9, 1994, which was amended on June 26, 1997 (the “First Amendment”), on November 5, 2003 (the “Second Amendment”), on April 1, 2008 (the “Third Amendment”) and on July 1, 2010 (the “Fourth Amendment”) – collectively, the “Amended Employment Agreement”.  Pursuant to the Amended Employment Agreement, Mr. Eugene Landy’s base salary is $275,000 per year.  He is entitled to receive pension payments of $50,000 per year through 2020; in fiscal 2012, the Company accrued $59,109 in additional compensation expense related to the pension benefits. Mr. Eugene Landy was awarded an Outstanding Leadership Achievement Award in the amount of $300,000 per year for three years for a total of $900,000; as of the close of fiscal 2012, Mr. Eugene Landy has received two of these three payments, and the third payment will be made during fiscal 2013. Mr. Eugene Landy’s incentive bonus schedule is detailed in the Fourth Amendment and is based on progress toward achieving certain target levels of growth in market capitalization, funds from operations and dividends per share.  Pursuant to the Amended Employment Agreement, Mr. Eugene Landy will receive each year an option to purchase 65,000 shares of the Company common stock.  Mr. Eugene Landy is entitled to five weeks paid vacation, and he is entitled to participate in the Company’s employee benefits plans.

The Amended Employment Agreement provides for aggregate severance payments of $500,000, payable to Mr. Eugene Landy upon the termination of his employment for any reason, in increments of $100,000 per year for five years.  He is entitled to disability payments in the event of his disability (as defined in the Amended Employment Agreement) for a period of three years, equal to his base salary.  The Amended Employment Agreement provides for a death benefit of $500,000, payable to Mr. Eugene Landy’s designated beneficiary. Upon the termination of Mr. Eugene Landy’s employment following or as a result of certain types of transactions that lead to a significant increase in the Company’s market capitalization, the Amended Employment Agreement provides that Mr. Eugene Landy will receive a grant of 35,000 to 65,000 shares of the Company common stock, depending on the amount of the increase in the Company’s market capitalization; all of his outstanding options to purchase shares of the Company common stock will become immediately vested, and he will be entitled to continue to receive benefits under the Company’s health  insurance and similar plans for one year. In the event of a change in control of the Company, Eugene W. Landy shall receive a lump sum payment of $2,500,000, provided that the sale price of the Company is at least $10 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and UMH.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.   The Amended Employment Agreement is terminable by the Company’s Board of Directors at any time by reason of Mr. Eugene Landy’s death or disability or for cause, which is defined in the Amended Employment Agreement as a termination of the agreement if the Company’s Board of Directors determines in good faith that Mr. Eugene Landy failed to substantially perform his duties to the Company (other than due to his death or disability), or has engaged in conduct the consequences of which are materially adverse to the Company, monetarily or otherwise. Upon termination of the Amended Employment Agreement, Mr. Eugene Landy will remain entitled to the disability, severance, death and pension benefits provided for in the Amended Employment Agreement.

Effective January 1, 2009, the Company and Michael P. Landy, Chairman of the Executive Committee and Executive Vice President, entered into a three-year employment agreement, under which Mr. Michael Landy receives an annual base salary of $190,575 for 2009 with increases of 5% for 2010 and 2011, plus bonuses and customary fringe benefits.  The employment agreement renews for successive one-year terms, unless either party gives written notice of termination to the other party.  On January 13, 2011, Mr. Michael Landy was appointed Chief Operating Officer and continued as Chairman of the Company’s Executive Committee.   Effective January 19, 2011, Mr. Michael Landy’s employment contract with the Company was amended to increase his base salary for calendar 2011 to $285,109 annually.   Effective January 1, 2012, the Company and Michael P. Landy entered into a three-year employment agreement, under which Mr. Landy receives an annual base salary of $315,000 for 2012 with increases of 5% for 2013 and 2014, plus bonuses and customary fringe benefits.  This contract automatically renews for successive one-year terms in accordance with the terms of the agreement.   Mr. Landy will also receive four weeks vacation.  The Company will reimburse Mr. Landy for the cost of a disability insurance policy such that, in the event of Mr. Landy’s disability for a period of more than 90 days, Mr. Landy will receive benefits up to 60% of his then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Landy may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Landy shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Approximately 25% of Mr. Landy’s compensation was allocated to UMH pursuant to a cost sharing agreement between the Company and UMH.  Effective July 1, 2012, 100% of Mr. Landy’s compensation has been allocated to the Company.

The Company amended the employment agreement with Maureen E. Vecere, who was appointed the Company’s Chief Financial and Accounting Officer on June 2, 2010.  Prior to that date, Ms. Vecere was the Company’s Controller and Treasurer since 2003.  The amendment provided for an increase in Ms. Vecere’s base salary from $149,000 per year to $180,000 per year for the remainder of calendar 2010 with an increase of 5% for calendar 2011.  The other terms of the contract remained unchanged.  Effective January 1, 2012, the Company and Maureen E. Vecere, entered into a three-year employment agreement, under which Ms. Vecere received an annual base salary of $250,000 for 2012 with increases of 5% for 2013 and 2014, plus bonuses and customary fringe benefits.  This contract automatically renewed for successive one-year terms in accordance with the terms of the agreement.  Ms. Vecere’s employment agreement provided for bonuses and customary fringe benefits.  Ms. Vecere also received four weeks vacation.  The Company would reimburse Ms. Vecere for the cost of a disability insurance policy such that, in the event of Ms. Vecere’s disability for a period of more than 90 days,  Ms. Vecere would receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Ms. Vecere would have the right to extend and renew this employment agreement so that the expiration date would be three years from the date of merger, sale or change of voting control, or would have the right to terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there was a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Vecere was entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  On May 31, 2012, Ms. Vecere passed away.  In June 2012, the Company incurred a one-time $832,000 severance expense to the Estate of Maureen E. Vecere.

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

Potential Payments upon Termination of Employment or Change-in-Control

Under the employment agreements with our President and Chief Executive Officer and the other named executive officers listed below, our President and Chief Executive Officer and such other named executive officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control). These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur.   The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at September 30, 2012.

	Voluntary Resignation on 9/30/12(1)	Termination Not for Cause Or Good Reason Resignation on 9/30/12	Termination For Cause on 9/30/12 (1)	Termination Not for Cause or Good Reason Resignation (After a Change-in-Control) on 9/30/12	Disability/ Death on 9/30/12
Eugene W. Landy	$5,288	$520,736 (2)	$5,288	$3,020,736 (3)	$845,736 (4)
Michael P. Landy	6,058	756,788 (5)	6,058	756,788 (5)	756,788 (5)
Anna T. Chew (6)	-0-	-0-	-0-	-0-	-0-
Allison Nagelberg (6)	-0-	-0-	-0-	-0-	-0-

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

(5)

Payments represent 27 months salary under the employment agreement.

(6)

Anna T. Chew and Allison Nagelberg are employees of UMH and are subject to employment contracts with UMH and amounts potentially payable are not included herein.

The Company retains the discretion to compensate any officer upon any future termination of employment or a change-in-control.

Director Compensation

Effective July 1, 2010, Directors receive a fee of $2,250 for each Board meeting attended, $500 for each Board phone meeting, and an additional fixed annual fee of $15,000 payable quarterly.  Directors appointed to board committees, which are the Nominating Committee, Compensation Committee and Audit Committee, receive $500 for each meeting attended.

Effective September 1, 2012, Directors receive a fee of $3,125 for each Board meeting attended, $500 for each Board phone meeting, and an additional fixed annual fee of $22,500 payable quarterly.  Directors appointed to board committees receive $1,000 for each meeting attended.

The table below sets forth a summary of director compensation for the fiscal year ended September 30, 2012:

	Fees Earned or	Restricted Stock
	Paid in Cash	Awards (6)	Total
Director	($)	($)	($)

Ernest Bencivenga (1)	$6,000	$-0-	$6,000
Daniel D. Cronheim	27,250	11,560	$38,810
Catherine B. Elflein (3)	28,000	11,560	$39,560
Neal Herstik (5)	27,750	11,560	$39,310
Matthew I. Hirsch (3)(4)(5)	32,250	11,560	$43,810
Charles Kaempffer (2)	29,250	-0-	$29,250
Samuel A. Landy	27,250	11,560	$38,810
Scott L. Robinson (3)	30,250	11,560	$41,810
Eugene Rothenberg	26,750	11,560	$38,310
Stephen B. Wolgin (3)(4)(5)	32,750	11,560	$44,310
Total	$267,500	$92,480	$359,980

(1)

Mr. Bencivenga passed away in Q2 2012.

(2)

Mr. Kaempffer is an Emeritus director which is a retired director who is not entitled to vote on board resolutions however he receives directors’ fees for participation in the board meetings.

(3)

The Audit Committee for 2012 consists of Mr. Hirsch, Mr. Wolgin, Mr. Robinson and Ms. Elflein. The board had determined that Mr. Wolgin and Ms. Elflein are considered “audit committee financial experts” within the meaning of the rules of the SEC and are “financially sophisticated” within the meaning of the listing requirements of the New York Stock Exchange.

(4)

Mr. Hirsch and Mr. Wolgin are members of the Compensation Committee.

(5)

Mr. Herstik, Mr. Hirsch, and Mr. Wolgin are members of the Nominating Committee.

(6)

Directors each received a grant of 1,000 shares of restricted common stock under the 2007 Plan.  Fair value on the date of grant was $11.56 per share.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific agreements described above, the Company does not have a pension or other post-retirement plans in effect for officers, directors or employees or a nonqualified deferred compensation plan.  The present value of accumulated benefit of pension benefits for Mr. Eugene W. Landy is $692,835 as of September 30, 2012.  Payments made during the 2012 fiscal year were $50,000.  He is entitled to receive pension payments of $50,000 per year through 2020.  The Company’s employees may elect to participate in the 401(k) plan of UMH Properties, Inc.

Other Information

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and CMS.  Daniel Cronheim received $27,250, $25,000 and $20,500 for Director’s fees in 2012, 2011 and 2010, respectively.  The David Cronheim Company received $15,950, $15,400 and $22,773 in lease commissions in 2012, 2011 and 2010, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $161,000, $-0- and $100,000 in mortgage brokerage commissions in 2012, 2011 and 2010, respectively.

During fiscal 2011 and 2010 and through January 31, 2012, the Company was subject to management contracts with CMS for a fixed annual fee of $380,000.  On February 1, 2012, the management fee contract was increased to $410,000 per annum.  During 2012, 2011 and 2010, the Company also agreed to reimburse CMS for fees paid to subagents.  CMS provided sub-agents as regional managers for the Company’s properties.  The Company paid CMS management fees (net of allocation to the minority owner of the Somerset, New Jersey shopping center) of $562,452, $547,751 and $421,647 fiscal 2012, 2011 and 2010, respectively, for the management of the properties subject to the management contract.  Effective August 1, 2012, the Company’s management contract with CMS terminated and the Company became a fully integrated and self-managed real estate company.

Effective August 1, 2012, the Board agreed to compensate Robert Cronheim (Real Estate Advisor) $8,333 per month for 12 months, in recognition of his services for past years and continued advice and insight.

Compensation Committee Interlocks and Insider Participation

During fiscal 2012, the Compensation Committee consisted of Messrs Hirsch and Wolgin.  No member of the Compensation Committee is a current or former officer or employee of the Company.  In fiscal 2012, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on our Board of Directors or the Compensation Committee. The members of the Compensation Committee did not otherwise have any relationships requiring related-party disclosure in this Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of the Company’s common stock (the Shares) as of September 30, 2012 by:

•

each person known by the Company to beneficially own more than five percent of the Company’s outstanding shares;

•

the Company’s directors;

•

the Company’s executive officers; and

•

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o Monmouth Real Estate Investment Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of September 30, 2012 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Shares Outstanding(2)

The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	3,799,806 (3)	9.34%
BlackRock Inc. 40 East 52nd Street New York, New York 10022	2,881,884 (4)	7.08%
Oakland Financial Corporation 34200 Mound Road Sterling Heights, Michigan 48310	2,433,422 (5)	5.98%
FMR LLC (Fidelity) 82 Devonshire Street Boston, Massachusetts 02109	2,119,398 (6)	5.21%
Anna T. Chew	368,700 (7)	*
Daniel D. Cronheim	87,347	*
Catherine B. Elflein	9,050 (8)	*
Neal Herstik	9,638 (9)	*

Matthew I. Hirsch	63,152	*
Eugene W. Landy	1,966,333 (10)	4.77%
Michael P. Landy	387,764 (11)	*
Samuel A. Landy	266,282 (12)	*
Allison Nagelberg	28,128 (13)	*
Scott Robinson	9,050 (14)	*
Eugene D. Rothenberg	86,348	*
Stephen B. Wolgin	39,395 (15)	*
Directors and Officers as a group		8.00%

*Less than 1%.

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)

Based on the number of Shares outstanding on September 30, 2012, which was 40,696,692.

(3)

Based on Schedule 13F filed on September 30, 2012, with the SEC, The Vanguard Group, Inc., owns 3,799,806 Shares.  This filing with the SEC by The Vanguard Group, Inc., indicates that The Vanguard Group, Inc. has sole voting and dispositive power with respect to those Shares.

(4)

Based on Schedule 13F filed on September 30, 2012, with the SEC, BlackRock Inc., owns 2,881,884 Shares.  This filing with the SEC by BlackRock Inc. indicates that BlackRock has sole voting and dispositive power with respect to those Shares.

(5)

Based on Schedule 13D filed on August 1, 2012, with the SEC by Oakland Financial Corporation (“Oakland”), Liberty Bell Agency, Inc. (“Liberty Bell”), and Cherokee Insurance Company (“Cherokee”), as of July 31, 2012, Oakland owns 17,307, Liberty Bell owns 46,543, Cherokee owns 2,194,103, Erie Manufactured Home Properties, LLC, owns 91,503, Apache Ventures, LLC, owns 83,884, and Matthew T. Maroun owns 83.  Matthew Moroun is Chairman of the Board and sole shareholder of Oakland Financial Corporation. Liberty Bell Agency, Inc., Cherokee Insurance Company, Erie Manufactured Home Properties, LLC, and Apache Ventures, LLC are direct, or indirect, subsidiaries of Oakland Financial Corporation.

(6)

Based on Schedule 13F filed on September 30, 2012, with the SEC, FMR LLC (Fidelity), owns 2,119,398 Shares.  This filing with the SEC by FMR LLC indicates that FMR LLC has sole voting and dispositive power with respect to those Shares.

(7)

Includes (a) 135,107 Shares owned jointly with Ms. Chew’s husband; and (b) 20,493 Shares held in Ms. Chew’s 401(k) Plan.  As a co-trustee of the UMH 401(k), Ms. Chew has shared voting power over the Shares held by the UMH 401(k).  She, however, disclaims beneficial ownership of  the Shares held by the UMH 401(k), except for the 20,493 Shares held by the UMH 401(k) for her benefit.  Includes 213,100 Shares issuable upon exercise of a Stock Option.

(8)

Includes 3,500 Shares owned jointly with Ms. Elflein’s husband.

(9)

Includes 1,600 Shares owned by Mr. Herstik’s wife.

(10)

Includes (a) 150,913 Shares owned by Mr. Eugene Landy’s wife; (b) 224,427 Shares held in the E.W. Landy Profit Sharing Plan of which Mr. Landy is a trustee and has shared voting and dispositive power; (c) 192,294 Shares held in the E.W. Landy Pension Plan over which Mr. Landy has shared voting and dispositive power; (d) 13,048 Shares held in Landy Investments Ltd., over which Mr. Landy has shared voting and dispositive power; (e) 131,200 Shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, over which Mr. Landy has shared voting and dispositive power; and (f) 24,828 Shares in Juniper Plaza Associates, and (g) 19,152 Shares held in Windsor Industrial Park Associates, over which Mr. Landy has shared voting and dispositive power.  Includes 487,750 Shares issuable upon the exercise of stock options.

(11)

Includes (a) 18,430 Shares owned by Mr. Michael Landy’s wife; and (b) 117,879 Shares held in custodial accounts for Mr. Landy’s minor children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote, and (c) 8,298 Shares held in 401(k) Plan.  Includes 119,650 Shares issuable upon the exercise of a stock option.

(12)

Includes (a) 21,000 Shares owned by Mr. Samuel Landy’s wife; (b) 39,212 Shares held in a custodial account for Mr. Landy’s minor child under the New Jersey Uniform Transfers to Minors Act with respect to which he disclaims any beneficial interest but he has sole dispositive and voting power; (c) 24,379 Shares in the Samuel Landy Family Limited Partnership; and (d) 46,978 Shares held in the UMH 401(k) Plan.  As a co-trustee of the UMH 401(k), Mr. Landy has shared voting power over the Shares held by the UMH 401(k).  He, however, disclaims beneficial ownership of the Shares held by the UMH 401(k), except for the 46,978 Shares held by the UMH 401(k) for his benefit.

 (13)

Includes (a) 1,000 Shares owned by Ms. Nagelberg’s husband, and (b) 1,293 Shares held in custodial accounts for Ms. Nagelberg’s minor children under the New Jersey Uniform Transfers to Minors Act with respect to which she disclaims any beneficial interest but she has sole dispositive and voting power.

(14)

Includes 5,000 Shares issuable upon the exercise of a stock option.

(15)

Includes (a) 2,017 Shares owned by Mr. Wolgin’s wife, and (b) 632 Shares held in custodial accounts for Mr. Wolgin’s minor children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote.  Mr. Wolgin also owns 10,000 Shares of the Series A Cumulative Preferred Stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company had a note receivable from Mr. Eugene W. Landy with a balance of $984,375 at September 30, 2011 which was included in Loans to Officers, Directors and Key Employees included under Shareholders’ Equity.  This note was signed on April 30, 2002 and was fully repaid on April 11, 2012.  The interest rate was fixed at 5% and the note was collateralized by 150,000 shares of the Company stock.  The Company earned interest income on this note of $24,610 and $49,219 for the fiscal years ended September 30, 2012 and 2011, respectively.

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and CMS.  Daniel Cronheim received $27,250, $25,000 and $20,500 for Director’s fees in 2012, 2011 and 2010, respectively.  The David Cronheim Company received $15,950, $15,400 and $22,773 in lease commissions in 2012, 2011 and 2010, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $161,000, $-0- and $100,000 in mortgage brokerage commissions in 2012, 2011 and 2010, respectively.

During fiscal 2011 and 2010 and through January 31, 2012, the Company was subject to management contracts with CMS for a fixed annual fee of $380,000.  On February 1, 2012, the management fee contract increased to $410,000.  During 2012 and 2011, the Company also agreed to reimburse CMS for fees paid to subagents.  CMS provided sub-agents as regional managers for the Company’s properties.  The Company paid CMS management fees (net of allocation to the minority owner of the Somerset, New Jersey shopping center) of $562,452, $547,751 and $421,647 fiscal 2012, 2011 and 2010, respectively, for the management of the properties subject to the management contract.  Effective August 1, 2012, the Company’s management contract with CMS terminated and the Company became a fully integrated and self-managed real estate company.   Management believes that the aforesaid fees were no more than what the Company would pay for comparable services elsewhere.

Effective August 1, 2012, the Board agreed to compensate Robert Cronheim (Real Estate Advisor) $8,333 per month for 12 months, in recognition of his services for the past years and continued advice and insight.

There are six Directors of the Company who are also Directors and shareholders of UMH.  The Company holds common and preferred stock of UMH in its securities portfolio.  See Note No. 7 included in this Form 10-K for current holdings.  During 2011, the Company repurchased $5,000,000 in 8% Debentures due 2015 held by UMH.

The Company also shares 4 officers and 3 employees with UMH.  Some general and administrative expenses were allocated between the Company and UMH based on use or services provided.  Allocations of salaries and benefits for these 3 employees are made based on the amount of the employees’ time dedicated to each affiliated company. Shared expenses are allocated between the Company and UMH based on usage by each company.  These allocations are reviewed by our audit committee.

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

See identification of independent directors under Item 10.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

PKF O’Connor Davies served as the Company’s independent registered public accountants for the years ended September 30, 2012 and 2011.  The following are fees billed by and accrued to PKF O’Connor Davies in connection with services rendered:

	2012	2011

Audit Fees	$180,500	$176,000
Audit Related Fees	45,650	15,285
Tax Fees	49,503	40,817
Total Fees	$275,653	$232,102

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

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining PKF O’Connor Davies’ independence.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE(S)

(a) (1) The following Financial Statements are filed as part of this report:

(i) Report of Independent Registered Public Accounting Firm	75

(ii) Consolidated Balance Sheets as of September 30, 2012 and 2011	76 - 77

(iii) Consolidated Statements of Income for the years ended September 30, 2012, 2011 and 2010	78 - 79

(iv) Consolidated Statements of Comprehensive Income for the years ended September 30, 2012, 2011 and 2010	80

(v) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2012, 2011 and 2010	81 - 82

(vi) Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010	83

(vii) Notes to the Consolidated Financial Statements	84 - 120

(a) (2) The following Financial Statement Schedule is filed as part of this report:

(i) Schedule III - Real Estate and Accumulated Depreciation as of September 30, 2012	121 – 129

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the Consolidated Financial Statements or Notes hereto.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT’D)

(a)(3)		Exhibits

(2)		Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1 2.2

Agreement and Plan of Merger dated March 24, 2003 by and between MREIC Maryland, Inc., a Maryland corporation ("Monmouth Maryland"), and Monmouth Real Estate Investment Corporation, a Delaware corporation ("Monmouth Delaware"), dated March 24, 2003 (incorporated by reference Appendix A to the 2002 proxy filed by the Registrant with The Securities and Exchange Commission on April 7, 2003, Registration No. 000-04258).

Agreement and Plan of Merger Among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation, and Route 9 Acquisition, Inc., dated as of March 26, 2007, (incorporated by reference Appendix A to the 2007 proxy filed by the Registrant with The Securities and Exchange Commission on June 8, 2007, Registration No. 001-33177).

(3)		Articles of Incorporation and By-Laws

3.1 3.2 3.3 3.4 3.5

Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Form S-3 filed by the Registrant with the Securities and Exchange Commission on September 1, 2009, Registration No. 333-161668).

Articles Supplementary, dated October 12, 2010 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 12, 2010, Registration No. 001-33177).

Articles of Amendment, dated January 25, 2012 (incorporated by reference to Exhibit 3 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 27, 2012, Registration No. 001-33177).

Articles Supplementary, dated June 1, 2012, (incorporated by reference to Exhibit 3.1 to the Form 8.K filed by the Registrant with the Securities and Exchange Commission on June 5, 2012, Registration No. 001-33177).

Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Form S-3 filed by the Registrant with the Securities and Exchange Commission on September 1, 2009, Registration No. 333-161668).

(4)		Instruments Defining the Rights of Security Holders, Including Indentures

4.1

Second Supplemental Indenture, dated November 20, 2007 among Monmouth Capital

Corporation, Monmouth Real Estate Investment Corporation, and Wilmington Trust Company, as trustee, to Indenture, dated as of October 23, 2003 between Monmouth Capital Corporation and the Wilmington Trust Company, as trustee. (incorporated by reference to Exhibit 10.9 to the Form 10-K filed by the Registrant with the Securities and Exchange Committee on December 10, 2009, Registration No. 001-33177).

4.2

First Supplemental Indenture, dated July 31, 2007, among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation and Wilmington Trust Company, as trustee, to Indenture, dated as of October 23, 2003, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 2, 2007, Registration No. 001-33177).

4.3

Indenture, dated as of October 23, 2003, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 2, 2007, Registration No. 001-33177).

4.4

Second Supplemental Indenture, dated November 20, 2007 among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation, and Wilmington Trust Company, as trustee, to Indenture, dated March 30, 2005, between Monmouth Capital Corporation and the Wilmington Trust Company, as trustee. (incorporated by reference to Exhibit 10.12 to Form 10-K filed by the Registrant with the Securities and Exchange Committee on December 10, 2009, Registration No. 001-33177).

4.5

First Supplemental Indenture, dated July 31, 2007, among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation and Wilmington Trust Company, as trustee, to Indenture, dated as of March 30, 2005, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 2, 2007, Registration No. 001-33177).

4.6

Indenture, dated as of March 30, 2005, between Monmouth Capital Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.9 to Form 8-K filed by the Registrant with the Securities Exchange Commission on August 2, 2007, Registration No. 001-33177).

4.7

Specimen certificate of common stock of Monmouth Real Estate Investment Corporation (incorporated by reference to Exhibit 4.1 to the Form S-3 filed by the Registrant with the Securities and Exchange Commission on September 1, 2009, Registration No. 333-161668).

4.8

Specimen certificate representing the Series A Preferred Stock of Monmouth Real Estate Investment Corporation (incorporated by reference to Exhibit 4.1 to the Form 8-A12B filed by the Registrant with the Securities and Exchange Commission on December 1, 2006, Registration No. 333-33177).

4.9

Specimen certificate representing the Series B Preferred Stock of Monmouth Real Estate Investment Corporation (incorporated by reference to Exhibit 4.3 to the form S-11 filed by the Registrant with the Securities and Exchange Commission on May 20, 2012, Registration No. 333-181172).

(10)		Material Contracts

	10.1	Employment Agreement with Mr. Eugene W. Landy dated December 9, 1994 (incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on December 28, 1994).
10.2

First Amendment to Employment Agreement with Mr. Eugene W. Landy dated June 26, 1997 (incorporated by reference to the Exhibit 10.9 to the Form 10-K filed by the Registrant with the Securities and Exchange Committee on December 10, 2009, Registration No. 001-33177).

10.3

Second Amendment to Employment agreement with Mr. Eugene W. Landy dated November 5, 2003 (incorporated by reference to Appendix A to the 2004 proxy filed by the Registrant with the Securities and Exchange Committee on April 1, 2004, Registration No. 000-04248).

10.4

Third Amendment to Employment Contract of Eugene W. Landy, dated April 14, 2008  (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-33177).

10.5

Fourth Amendment to Employment Agreement – Eugene W. Landy, dated July 13, 2010 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 13, 2010, Registration No. 001-33177).

10.6

Employment Agreement - Michael P. Landy, dated January 6, 2012 (incorporated by reference to Exhibit 99.1 the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 9, 2012, Registration No. 001-33177).

10.7

Employment Agreement – Maureen E. Vecere, dated January 6, 2012 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 9, 2012, Registration No. 001-33177).

10.8

Management Agreement with Cronheim Management Services dated August 1, 2006 (incorporated by reference to Exhibit 10.5 to the Form 10-K filed with the Securities and Exchange Commission on December 14, 2006, Registration No. 001-33177).

10.9

Dividend Reinvestment and Stock Purchase Plan of Monmouth Real Estate Investment Corporation (incorporated by reference to Form S-3D filed by the Registrant with the Securities and Exchange Commission on August 1, 2012, Registration No. 333-182995).

10.10

Monmouth Real Estate Investment Corporation’s 2007 Stock Option Plan, Amended and Restated. (incorporated herein by reference to Appendix A to the Registrant's proxy statement, filed on March 16, 2010, Registration No.001-33177).

10.11

Form of Indemnification Agreement between Monmouth Real Estate Investment Corporation and its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 23, 2012).

(14)	Code of Business Conduct and Ethics (incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on December 14, 2004, Registration No. 000-04258).
(21)	Subsidiaries of the Registrant.

(23)	Consent of PKF O’Connor Davies.
(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited the accompanying consolidated balance sheets of Monmouth Real Estate Investment Corporation (the “Company”) as of September 30, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012.  Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2)(i).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monmouth Real Estate Investment Corporation at September 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2012, expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies

A Division of O’Connor Davies, LLP

New York, New York

December 11, 2012

* * *

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

ASSETS	2012	2011

Real Estate Investments:
Land	$88,887,014	$82,115,823
Buildings and Improvements	459,425,689	394,815,902
Total Real Estate Investments	548,312,703	476,931,725
Accumulated Depreciation	(79,345,279)	(67,908,169)
Net Real Estate Investments	468,967,424	409,023,556

Real Estate Held for Sale	-0-	2,561,727
Cash and Cash Equivalents	24,650,858	6,376,808
Securities Available for Sale at Fair Value	61,685,173	44,265,059
Tenant and Other Receivables	1,116,825	1,018,733
Deferred Rent Receivable	2,214,501	1,661,027
Loans Receivable, net	87,916	187,384
Prepaid Expenses	1,428,454	556,541
Financing Costs, net of Accumulated Amortization of $2,546,806 and $2,122,218, respectively	3,213,762	2,405,426
Lease Costs, net of Accumulated Amortization of $1,156,699 and $825,709, respectively	1,518,780	1,227,451
Intangible Assets, net of Accumulated Amortization of $6,731,014 and $5,253,659, respectively	7,635,026	5,757,880
Other Assets	1,988,983	1,945,244

TOTAL ASSETS	$574,507,702	$476,986,836

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30,

LIABILITIES AND SHAREHOLDERS' EQUITY	2012	2011

Liabilities:
Mortgage Notes Payable	$237,943,911	$211,614,170
Subordinated Convertible Debentures	8,615,000	8,915,000
Loans Payable	5,200,000	16,860,950
Accounts Payable and Accrued Expenses	3,881,769	2,129,658
Other Liabilities	3,179,883	2,952,974
Total Liabilities	258,820,563	242,472,752

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity:
Series A - 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of September 30, 2012 and 2011, respectively	53,493,750	53,493,750
Series B - 7.875% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 and -0- Shares Authorized, Issued and Outstanding as September 30, 2012 and 2011, respectively	57,500,000	-0-
Common Stock - $0.01 Par Value, 67,700,000 and 50,000,000 Shares Authorized; 40,696,692 and 36,785,037 Issued as of September 30, 2012 and 2011, respectively and 40,696,692 and 36,780,037 Shares Outstanding as of September 30, 2012 and 2011, respectively	406,967	367,850
Excess Stock - $.01 Par Value Per Share, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Treasury Stock at Cost, -0- and 5,000 Shares as of September 30, 2012 and 2011, respectively	-0-	(24,905)
Additional Paid-In Capital	198,902,485	179,392,039
Accumulated Other Comprehensive Income	5,383,937	2,368,163
Loans to Officers, Directors and Key Employees	-0-	(1,082,813)
Undistributed Income	-0-	-0-
Total Shareholders' Equity	315,687,139	234,514,084

TOTAL LIABLIITES & SHAREHOLDERS’ EQUITY	$574,507,702	$476,986,836

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2012	2011	2010
INCOME:
Rental Revenue	$43,393,813	$40,234,528	$37,323,455
Reimbursement Revenue	7,094,957	7,906,956	7,889,367
Lease Termination Income	3,222,283	-0-	-0-
TOTAL INCOME	53,711,053	48,141,484	45,212,822

EXPENSES:
Real Estate Taxes	5,774,910	7,239,075	7,098,291
Operating Expenses	3,133,774	2,469,312	2,149,400
General & Administrative Expense	4,644,475	3,880,200	3,735,687
Acquisition Costs	667,799	425,157	459,030
Severance Expenses	965,083	275,000	-0-
Depreciation	11,471,070	10,312,807	9,282,829
TOTAL EXPENSES	26,657,111	24,601,551	22,725,237

OTHER INCOME (EXPENSE):
Interest and Dividend Income	3,358,674	3,100,327	2,510,909
Amortization	(2,439,315)	(1,855,227)	(1,639,244)
Gain on Securities Transactions, net	6,044,065	5,238,203	2,609,149
Interest Expense	(15,352,499)	(14,870,906)	(14,822,725)
TOTAL OTHER INCOME (EXPENSE)	(8,389,075)	(8,387,603)	(11,341,911)

INCOME FROM CONTINUING OPERATIONS	18,664,867	15,152,330	11,145,674

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	19,628	265,868	(138,159)

NET INCOME	18,684,495	15,418,198	11,007,515

Less: Preferred Dividend	5,513,126	4,079,219	2,521,214

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$13,171,369	$11,338,979	$8,486,301

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2012	2011	2010
BASIC INCOME – PER SHARE
Income from Continuing Operations	$0.47	$0.43	$0.36
Income from Discontinued Operations	-0-	0.01	-0-
Net Income	0.47	0.44	0.36
Less: Preferred Dividend	(0.14)	(0.12)	(0.08)
Net Income Attributable to Common Shareholders	$0.33	$0.32	$0.28

DILUTED INCOME – PER SHARE
Income from Continuing Operations	$0.47	$0.43	$0.36
Income from Discontinued Operations	-0-	0.01	-0-
Net Income	0.47	0.44	0.36
Less: Preferred Dividend	(0.14)	(0.12)	(0.08)
Net Income Attributable to Common Shareholders	$0.33	$0.32	$0.28

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	39,660,692	35,083,457	30,371,217
Diluted	39,819,621	35,131,718	30,382,396

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2012	2011	2010

Net Income	$ 18,684,495	$15,418,198	$11,007,515
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Period	9,059,839	(2,509,691)	8,928,375
Reclassification adjustment for Net Gains Realized in Income	(6,044,065)	(5,238,203)	(2,609,149)
Total Comprehensive Income	21,700,269	7,670,304	17,326,741
Less: Preferred Dividend	5,513,126	4,079,219	2,521,214
Comprehensive Income Attributable to Common Shareholders	$ 16,187,143	$ 3,591,085	$ 14,805,527

 See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2012, 2011, AND 2010

	Common Stock	Preferred Stock Series A	Preferred Stock Series B	Treasury Stock	Additional Paid in Capital	Loans to Officers Directors and Key Employees
Balance September 30, 2009	$257,888	$33,062,500	$-0-	$(24,905)	$125,606,953	$(1,201,563)
Shares Issued in Connection with the DRIP	22,529	-0-	-0-	-0-	15,907,876	-0-
Shares Issued in Connection with Registered Direct Placements, net of offering costs	57,302	-0-	-0-	-0-	38,581,635	-0-
Shares Issued Through the Exercise of Stock Options	1,163	-0-	-0-	-0-	763,134	-0-
Shares Issued Through Restricted Stock Awards	679	-0-	-0-	-0-	(679)	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	33,860	-0-
Purchase of Noncontrolling Interest	-0-	-0-	-0-	-0-	(169,786)	-0-
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(9,979,924)	-0-
Net Income Attributable to Common Shareholders	-0-	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2010	339,561	33,062,500	-0-	(24,905)	170,743,069	(1,201,563)
Shares Issued in Connection with the DRIP	24,787	-0-	-0-	-0-	19,347,548	-0-
Shares Issued in Connection with Registered Direct Placements, net of offering costs	-0-	20,431,250	-0-	-0-	(1,452,615)	-0-
Shares Issued Through the Exercise of Stock Options	2,859	-0-	-0-	-0-	2,178,625	-0-
Shares Issued Through Restricted Stock Awards	754	-0-	-0-	-0-	(754)	-0-
Cancellation of Shares related to Forfeiture of Restricted Stock Awards	(111)	-0-	-0-	-0-	111	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	163,150	-0-
Purchase of Noncontrolling Interest	-0-	-0-	-0-	-0-	(1,765,041)	-0-
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(9,822,054)	-0-
Repayment of Loans	-0-	-0-	-0-	-0-	-0-	118,750
Net Income Attributable to Common Shareholders	-0-	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2011	367,850	53,493,750	-0-	(24,905)	179,392,039	(1,082,813)
Shares Issued in Connection with the DRIP	15,039	-0-	-0-	-0-	13,079,577	-0-
Shares Issued in Connection with Registered Direct Placements, net of offering costs	20,000	-0-	-0-	-0-	16,169,700	-0-
Shares Issued in Connection with Underwritten Public Offering of Preferred Stock Series B, net of offering costs	-0-	-0-	57,500,000	-0-	(2,467,165)	-0-
Shares Issued Through the Exercise of Stock Options	3,293	-0-	-0-	-0-	2,555,549	-0-
Shares Issued Through Restricted Stock Awards	678	-0-	-0-	-0-	(678)	-0-
Distribution of Treasury Stock	-0-	-0-	-0-	24,905	(24,955)	-0-
Cancellation of Shares related to Forfeiture of Restricted Stock Awards	(57)	-0-	-0-	-0-	-0-	-0-
Shares Issued Through the Conversion of Debentures	164	-0-	-0-	-0-	149,836	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	593,811	-0-
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(10,545,229)	-0-
Repayment of Loans	-0-		-0-	-0-		1,082,813
Net Income Attributable to Common Shareholders	-0-	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-	-0-

Balance September 30, 2012	$406,967	$53,493,750	$57,500,000	$-0-	$198,902,485	$-0-

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2012, 2011 AND 2010, CONT’D.

	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance September 30, 2009	$-0-	$3,796,831	$161,497,704
Shares Issued in Connection with the DRIP	-0-	-0-	15,930,405
Shares Issued in Connection with Registered Direct Placements, net of offering costs	-0-	-0-	38,638,937
Shares Issued Through the Exercise of Stock Options	-0-	-0-	764,297
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	33,860
Purchase of Noncontrolling Interest	-0-	-0-	(169,786)
Distributions To Common Shareholders	(8,486,301)	-0-	(18,466,225)
Net Income Attributable to Common Shareholders	8,486,301	-0-	8,486,301
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	6,319,226	6,319,226
Balance September 30, 2010	-0-	10,116,057	213,034,719
Shares Issued in Connection with the DRIP	-0-	-0-	19,372,335
Shares Issued in Connection with Registered Direct Placements, net of offering costs	-0-	-0-	18,978,635
Shares Issued Through the Exercise of Stock Options	-0-	-0-	2,181,484
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Cancellation of Shares related to Forfeiture of Restricted Stock Awards	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	163,150
Purchase of Noncontrolling Interest	-0-	-0-	(1,765,041)
Distributions To Common Shareholders	(11,338,979)	-0-	(21,161,033)
Repayment of Loans	-0-	-0-	118,750
Net Income Attributable to Common Shareholders	11,338,979	-0-	11,338,979
Unrealized Net Holding Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(7,747,894)	(7,747,894)
Balance September 30, 2011	-0-	2,368,163	234,514,084
Shares Issued in Connection with the DRIP	-0-	-0-	13,094,616
Shares Issued in Connection with Registered Direct Placements, net of offering costs	-0-	-0-	16,189,700
Shares Issued in Connection with Underwritten Public Offering of Preferred Stock Series B, net of offering costs	-0-	-0-	55,032,835
Shares Issued Through the Exercise of Stock Options	-0-	-0-	2,558,842
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Distribution of Treasury Stock	-0-	-0-	(50)
Cancellation of Shares related to Forfeiture of Restricted Stock Awards	-0-	-0-	(57)
Shares Issued Through the Conversion of Debentures	-0-	-0-	150,000
Stock Based Compensation Expense	-0-	-0-	593,811
Distributions To Common Shareholders	(13,171,369)	-0-	(23,716,598)
Repayment of Loans	-0-	-0-	1,082,813
Net Income Attributable to Common Shareholders	13,171,369	-0-	13,171,369
Unrealized Net Holding gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	3,015,774	3,015,774

Balance September 30, 2012	$-0-	$5,383,937	$315,687,139

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$18,684,495	$15,418,198	$11,007,515
Noncash Items Included in Net Income:
Depreciation & Amortization	13,910,385	12,249,416	11,275,679
Stock Based Compensation Expense	593,811	163,150	33,860
Gain on Securities Transactions, net	(6,044,065)	(5,238,203)	(2,609,149)
Changes in:
Tenant, Deferred Rent & Other Receivables	(651,566)	(457,566)	(432,857)
Prepaid Expenses & Other Assets	(1,366,452)	(382,622)	(252,423)
Accounts Payable, Accrued Expenses & Other Liabilities	1,682,213	374,446	(26,966)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	26,808,821	22,126,819	18,995,659

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(68,903,045)	(18,841,546)	(48,225,328)
Capital Improvements & Purchases of Equipment	(4,452,275)	(1,437,395)	(885,829)
Proceeds on Sale of Real Estate	2,553,507	-0-	-0-
Purchase of Noncontrolling Interests	-0-	(4,138,291)	(948,802)
Deposits on Acquisitions of Real Estate	(1,577,418)	(1,722,850)	-0-
Purchase of Securities Available for Sale	(32,718,667)	(20,347,387)	(19,001,455)
Proceeds from Sale of Securities Available for Sale	24,358,392	16,090,362	13,236,770
Collections on Loans Receivable	99,468	31,189	122,875
NET CASH USED BY INVESTING ACTIVITIES	(80,640,038)	(30,365,918)	(55,701,769)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Mortgages	56,033,000	7,800,000	27,100,000
Principal Payments on Mortgages	(29,703,259)	(17,341,678)	(13,336,548)
Net Proceeds from (Payments on) Loans	(11,660,950)	7,587,037	(9,789,837)
Repurchase of Subordinated Convertible Debentures	(150,000)	(5,075,000)	-0-
Repayment of Employee Loan	1,082,813	118,750	-0-
Financing Costs on Debt	(1,439,305)	(419,089)	(535,626)
Net Distributions to Noncontrolling Interests	(80,536)	(160,868)	(344,414)
Proceeds from Registered Direct Placement of Preferred Stock, net of offering costs	-0-	18,978,635	-0-
Proceeds from Underwritten Public Offering of Preferred Stock, net of offering costs	55,032,835	-0-	-0-
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	16,189,700	-0-	38,661,466
Proceeds from Issuance of Common Stock in the DRIP, net of reinvestments	10,669,584	14,091,303	11,261,278
Proceeds from Exercise of Options	2,558,842	2,181,484	764,297
Preferred Dividends Paid	(5,135,783)	(4,079,219)	(2,521,214)
Dividends Paid, Net of Reinvestments	(21,291,674)	(15,880,001)	(13,819,627)
NET CASH PROVIDED BY FINANCING ACTIVITIES	72,105,267	7,801,354	37,439,775

Net Increase (Decrease) in Cash and Cash Equivalents	18,274,050	(437,745)	733,665
Cash and Cash Equivalents at Beginning of Year	6,376,808	6,814,553	6,080,888

CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,650,858	$6,376,808	$6,814,553

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation (a Maryland corporation) and its subsidiaries (the Company) operate as a real estate investment trust (REIT), deriving its income primarily from real estate rental operations.  As of September 30, 2012 and 2011, rental properties consisted of seventy-two and sixty-six property holdings, respectively.  These properties are located in twenty-six states:  Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.  The Company also owns a portfolio of investment securities.

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

At September 30, 2012, Monmouth Capital owns a 51% majority interest in Palmer Terrace Realty Associates, LLC (a New Jersey limited liability company) (Palmer Terrace).  The Company consolidates the results of operations of Palmer Terrace.  Noncontrolling interest represents 49% of the members’ equity in Palmer Terrace and is included in Other Liabilities in the accompanying Consolidated Balance Sheet.

During fiscal 2011, Monmouth Capital purchased the remaining 37% noncontrolling interest in Wheeling Partners, LLC which owns the property in Wheeling, Illinois.  The excess of the purchase price over the carrying value of the noncontrolling interest amounted to approximately $1,765,000 and has been reflected as an adjustment to additional paid in capital in the accompanying Statement of Shareholders’ Equity.  During fiscal 2010, Monmouth Capital purchased the remaining 35% noncontrolling interest in Jones EPI, LLC, which owns the property in El Paso, Texas.  The excess of the purchase price over the carrying value of the noncontrolling interest amounted to $169,786 and has been reflected as an adjustment to additional paid-in capital in the accompanying Statement of Shareholders’ Equity.

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

Acquisitions

The Company accounts for acquisitions in accordance with the provisions of ASC 805, Business Combinations (ASC 805) which requires transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are expensed as incurred.

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

The purchase price is further allocated to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. Acquired above and below market leases are amortized to rental revenue over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles is amortized to amortization expense over the remaining lease term.  If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases and the in-place lease value is charged to expense.

Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities.  The Company’s securities consist primarily of debt securities and common and preferred stock of other REITs.  These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans.  These securities are classified among three categories:  held-to-maturity, trading and available-for-sale.  As of September 30, 2012 and 2011, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.  The change in unrealized net holding gains are reflected as comprehensive income.

The Company individually reviews and evaluates its marketable securities for impairment on a quarterly basis or when events or circumstances occur.  The Company considers, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position.  The Company has developed a general policy of evaluating whether an unrealized loss is other than temporary.  On a quarterly basis, the Company makes an initial review of every individual security in its portfolio.  If the security is impaired, the Company first determines its intent and ability to hold this investment for a period of time sufficient to allow for any anticipated recovery in market value.  Next, the Company determines the length of time and the extent of the impairment.  Barring other factors, including the downgrading of the security or the cessation of dividends, if the fair value of the security is below cost by less than 20% for less than 6 months and the Company has the intent and ability to hold the security, the security is deemed to not be other than temporarily impaired.  Otherwise, the Company reviews additional information to determine whether the impairment is other than temporary.  The Company discusses and analyzes any relevant information known about the security, such as:

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

Intangible Assets, Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases.  Upon termination of a lease, the unamortized portion is charged to expense.  The weighted-average amortization period upon acquisition for intangible assets recorded during 2012, 2011 and 2010 was 9 years, 12 years and 9 years, respectively.

Costs incurred in connection with the execution of leases are deferred and are amortized over the term of the respective leases.  Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms.  Costs incurred in connection with obtaining mortgages and other financings and refinancing are deferred and are amortized over the term of the related obligations.  Unamortized costs are charged to expense upon prepayment of the obligation.  Amortization expense related to these deferred assets was $995,503, $702,379 and $619,527 for the years ended September 30, 2012, 2011 and 2010, respectively.  The Company estimates that aggregate amortization expense for existing assets will be approximately $911,000, $753,000, $704,000, $655,000 and $505,000 for the fiscal years 2013, 2014, 2015, 2016 and 2017, respectively.

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

Lease Termination Income

Lease termination income is recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company.  In March 2012, the Company received $3,222,283 in lease termination income on its property in St. Joseph, MO.  The Company also received reimbursement of $79,353 for real estate taxes and utilities.  Additionally, if the Company does not re-lease or sell the entire property before November 30, 2012, the tenant will pay to the Company additional rent from September 1, 2012 through November 30, 2012 in the amount of $111,113 per month (pro-rated for any area/time leased).    On May 8, 2012, the Company entered into a 5-year lease agreement with Woodstream Corp. for approximately 256,000 square feet (representing approximately 66% of the space) at the Company’s 388,671 square foot facility in St. Joseph, MO.  Rent commenced on September 1, 2012 and the annual rental income is $896,000 ($3.50 per square foot).  This lease expires on September 30, 2017.  In December 2012, the Company expects to receive $113,784 in lease termination income representing approximately 34% of the additional rent from September 1, 2012 through November 30, 2012 for the portion of the space that was not re-leased.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income plus interest expense related to the Convertible Subordinated Debentures (the Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period.  Interest expense of $689,200, $796,894 and $1,119,200 for 2012, 2011 and 2010, respectively, and common shares totaling 831,441, 863,100 and 1,304,148 for 2012, 2011 and 2010, respectively related to potential conversion of the Debentures are excluded from the calculation due to their antidilutive effect.  Common stock equivalents of 158,929, 48,261 and 11,179 are included in the diluted weighted average shares outstanding for 2012, 2011 and 2010, respectively.  As of September 30, 2012, 2011 and 2010, options to purchase -0-, 300,850 and 82,828 shares, respectively, were antidilutive.

Stock Compensation Plan

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.   ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date.  Compensation costs of $593,811, $163,150 and $33,860 have been recognized in 2012, 2011 and 2010, respectively.  Fiscal 2012 compensation costs includes a one-time charge of $210,510 for restricted stock grants awarded to a participant who is of retirement age and therefore their entire amount of measured compensation cost has been recognized at grant date and a one-time charge of $107,937 related to the portion of restricted stock allocated to severance expense related to Ms. Vecere as further described in Note No. 12.  Included in Note No. 10 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted shares.

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

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of September 30, 2012.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of September 30, 2012, the fiscal tax years 2008 through and including 2012 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

NOTE 2 – REAL ESTATE INVESTMENTS

The  following  is  a  summary  of  the  cost  and  accumulated  depreciation  of  the  Company's  land,  buildings and  improvements at September 30, 2012 and 2011:

SEPTEMBER 30, 2012	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$748,115	$4,000,531	$510,105	$4,238,541
Arizona:
Tolleson	Industrial	1,320,000	13,839,496	3,335,739	11,823,757
Colorado:
Colorado Springs	Industrial	1,270,000	5,925,115	877,667	6,317,448
Denver	Industrial	1,150,000	5,204,051	903,421	5,450,630
Connecticut:
Newington	Industrial	410,000	2,980,459	884,985	2,505,474
Florida:
Cocoa	Industrial	1,881,317	8,640,141	1,007,832	9,513,626
Ft. Myers	Industrial	1,910,000	3,067,449	660,122	4,317,327
Jacksonville	Industrial	1,165,000	4,990,500	1,696,887	4,458,613
Lakeland	Industrial	261,000	1,672,218	236,601	1,696,617
Orlando	Industrial	2,200,000	6,292,904	764,200	7,728,704
Punta Gorda	Industrial	660,000	3,444,915	476,335	3,628,580
Tampa (FDX Gr)	Industrial	5,000,000	12,719,825	2,763,402	14,956,423
Tampa (FDX)	Industrial	2,830,000	4,735,717	767,388	6,798,329
Tampa (Vacant)	Industrial	1,867,000	3,749,874	543,390	5,073,484
Georgia:
Augusta (FDX Gr)	Industrial	614,406	4,714,468	774,218	4,554,656
Augusta (FDX)	Industrial	380,000	1,546,932	199,303	1,727,629
Griffin	Industrial	760,000	14,108,857	2,319,710	12,549,147
Illinois:
Burr Ridge	Industrial	270,000	1,293,762	488,730	1,075,032
Elgin	Industrial	1,280,000	5,580,495	1,496,734	5,363,761
Granite City	Industrial	340,000	12,046,675	3,244,570	9,142,105
Montgomery	Industrial	2,000,000	9,298,367	1,325,332	9,973,035
Rockford	Industrial	1,100,000	4,440,000	170,769	5,369,231
Schaumburg	Industrial	1,039,800	3,927,839	1,619,306	3,348,333
Wheeling	Industrial	5,112,120	13,424,623	2,337,076	16,199,667
Iowa:
Urbandale	Industrial	310,000	1,851,895	882,118	1,279,777
Kansas:
Edwardsville	Industrial	1,185,000	5,840,401	1,433,443	5,591,958
Topeka	Industrial	0	3,679,843	330,329	3,349,514
Maryland:
Beltsville	Industrial	3,200,000	11,186,784	2,351,977	12,034,807
Michigan:
Orion	Industrial	3,630,000	13,053,289	1,807,744	14,875,545
Romulus	Industrial	531,000	3,952,613	1,378,495	3,105,118
Minnesota:
White Bear Lake	Industrial	1,393,000	3,764,126	543,659	4,613,467
Mississippi:
Olive Branch	Industrial	800,000	13,750,000	88,141	14,461,859
Richland	Industrial	211,000	1,267,000	582,634	895,366
Ridgeland	Industrial	218,000	1,632,794	899,173	951,621
Missouri:
Kansas City	Industrial	660,000	4,088,374	576,788	4,171,586
Liberty	Industrial	735,222	6,609,276	2,441,763	4,902,735

SEPTEMBER 30, 2012 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
O'Fallon	Industrial	264,000	3,636,602	1,621,699	2,278,903
St. Joseph	Industrial	800,000	12,316,870	3,465,734	9,651,136
Nebraska:
Omaha	Industrial	1,170,000	4,519,405	1,603,564	4,085,841
New Jersey:
Carlstadt (1)	Industrial	1,194,000	3,645,501	492,682	4,346,819
Freehold	Corporate Office	0	21,286	-0-	21,286
Somerset (2)	Shopping Center	55,182	1,321,031	1,231,990	144,223
New York:
Cheektowaga	Industrial	4,768,000	6,164,057	886,462	10,045,595
Halfmoon	Industrial	1,190,000	4,335,600	55,585	5,470,015
Orangeburg	Industrial	694,720	2,995,998	1,895,069	1,795,649
North Carolina:
Fayetteville	Industrial	172,000	4,681,114	1,842,294	3,010,820
Greensboro	Industrial	327,100	1,868,246	1,114,406	1,080,940
Monroe	Industrial	500,000	4,989,822	1,341,689	4,148,133
Winston-Salem	Industrial	980,000	5,918,426	1,521,026	5,377,400
Ohio:
Bedford Heights	Industrial	990,000	5,630,313	784,572	5,835,741
Lebanon	Industrial	240,000	4,176,000	53,538	4,362,462
Richfield	Industrial	1,000,000	7,208,733	1,202,814	7,005,919
Streetsboro	Industrial	1,760,000	17,840,000	228,720	19,371,280
West Chester Twp	Industrial	695,000	4,366,253	1,297,099	3,764,154
Oklahoma:
Oklahoma City	Industrial	1,410,000	8,043,000	68,744	9,384,256
Pennsylvania:
Monaca	Industrial	330,772	2,618,859	1,428,973	1,520,658
South Carolina:
Ft. Mill	Industrial	1,670,000	10,045,000	643,910	11,071,090
Hanahan (FDX)	Industrial	930,000	6,676,670	1,032,159	6,574,511
Hanahan (Norton)	Industrial	1,129,000	11,843,474	2,276,834	10,695,640
Tennessee:
Chattanooga	Industrial	300,000	4,467,271	631,479	4,135,792
Lebanon	Industrial	2,230,000	11,985,126	460,958	13,754,168
Memphis	Industrial	1,220,000	13,380,000	857,700	13,742,300
Shelby County	Vacant Land	11,065	-0-	-0-	11,065
Texas:
Carrollton (Dallas)	Industrial	1,500,000	16,240,000	1,041,025	16,698,975
Corpus Christi	Industrial	0	4,764,500	61,083	4,703,417
Edinburg	Industrial	1,000,000	6,414,000	246,692	7,167,308
El Paso	Vacant Land	1,136,953	-0-	-0-	1,136,953
El Paso	Industrial	2,088,242	4,531,407	637,099	5,982,550
Houston	Industrial	1,730,000	6,339,652	407,844	7,661,808
Waco	Industrial	1,350,000	7,383,000	47,327	8,685,673
Virginia:
Charlottesville	Industrial	1,170,000	2,902,518	999,987	3,072,531
Richmond (Carrier)	Industrial	446,000	3,924,915	551,701	3,819,214
Richmond (FDX)	Industrial	1,160,000	6,553,063	1,936,978	5,776,085
Roanoke	Industrial	1,853,000	4,962,697	685,905	6,129,792
Wisconsin:
Cudahy	Industrial	980,000	8,393,672	1,969,852	7,403,820

Total as of September 30, 2012		$ 88,887,014	$ 459,425,689	$ 79,345,279	$ 468,967,424

(1)

The Company owns 51% of the entity which owns this property.

(2)

This represents the Company's 2/3 undivided interest in the property.

	Property		Buildings &	Accumulated	Net Book
September 30, 2011	Type	Land	Improvements	Depreciation	Value
ALABAMA:
Huntsville	Industrial	$742,500	$2,731,068	$436,195	$3,037,373
ARIZONA:
Tolleson	Industrial	1,320,000	13,336,442	2,905,038	11,751,404
COLORADO:
Colorado Springs	Industrial	1,270,000	5,918,640	724,835	6,463,805
Denver	Industrial	1,150,000	5,204,051	766,878	5,587,173
CONNECTICUT:
Newington	Industrial	410,000	2,980,459	805,087	2,585,372
FLORIDA:
Cocoa	Industrial	1,881,316	8,640,139	778,430	9,743,025
Ft. Myers	Industrial	1,910,000	2,557,289	574,425	3,892,864
Jacksonville	Industrial	1,165,000	4,942,099	1,570,019	4,537,080
Lakeland	Industrial	261,000	1,635,448	190,282	1,706,166
Orlando	Industrial	2,200,000	6,274,556	583,317	7,891,239
Punta Gorda	Industrial	660,000	3,444,915	386,407	3,718,508
Tampa (FDX Ground)	Industrial	5,000,000	12,714,863	2,435,902	15,278,961
Tampa (FDX)	Industrial	2,830,000	4,708,417	644,634	6,893,783
Tampa (Vacant)	Industrial	1,867,000	3,749,874	442,422	5,174,452
GEORGIA:
Augusta (FDX Ground)	Industrial	614,406	4,711,968	650,780	4,675,594
Augusta (FDX)	Industrial	380,000	1,400,943	161,640	1,619,303
Griffin	Industrial	760,000	14,108,857	1,957,835	12,911,022
ILLINOIS:
Burr Ridge	Industrial	270,000	1,279,716	447,059	1,102,657
Elgin	Industrial	1,280,000	5,529,488	1,346,872	5,462,616
Granite City	Industrial	340,000	12,046,675	2,935,498	9,451,177
Montgomery	Industrial	2,000,000	9,242,162	1,087,044	10,155,118
Rockford	Industrial	1,100,000	4,440,000	56,925	5,483,075
Schaumburg	Industrial	1,039,800	3,847,580	1,494,288	3,393,092
Wheeling	Industrial	5,112,120	13,401,112	1,844,280	16,668,952
IOWA:
Urbandale	Industrial	310,000	1,851,895	827,151	1,334,744
KANSAS:
Edwardsville	Industrial	1,185,000	5,835,401	1,280,148	5,740,253
Topeka	Industrial	-0-	3,679,843	235,937	3,443,906
MARYLAND:
Beltsville	Industrial	3,200,000	11,162,239	2,065,361	12,296,878
MICHIGAN:
Orion	Industrial	3,630,000	13,053,289	1,472,068	15,211,221
Romulus	Industrial	531,000	3,686,432	1,279,020	2,938,412
MINNESOTA:
White Bear Lake	Industrial	1,393,000	3,764,126	443,239	4,713,887
MISSOURI:
Kansas City	Industrial	660,000	4,068,374	470,760	4,257,614
Liberty	Industrial	723,000	6,554,744	2,263,022	5,014,722
O' Fallon	Industrial	264,000	3,636,602	1,512,832	2,387,770
St. Joseph	Industrial	800,000	11,753,964	3,164,366	9,389,598
MISSISSIPPI:
Ridgeland	Industrial	218,000	1,629,135	828,661	1,018,474
Richland	Industrial	211,000	1,267,000	550,138	927,862
NORTH CAROLINA:
Fayetteville	Industrial	172,000	4,681,114	1,714,285	3,138,829
Greensboro	Industrial	327,100	1,868,246	1,036,325	1,159,021
Monroe	Industrial	500,000	4,983,272	1,213,652	4,269,620
Winston-Salem	Industrial	980,000	5,656,481	1,375,223	5,261,258
NEBRASKA:
Omaha	Industrial	1,170,000	4,519,405	1,471,700	4,217,705

	Property		Buildings &	Accumulated	Net Book
September 30, 2011 (cont’d)	Type	Land	Improvements	Depreciation	Value
NEW JERSEY:
Carlstadt (1)	Industrial	$1,194,000	$3,645,501	$397,245	$4,442,256
Somerset (2)	Shopping Center	55,182	1,302,315	1,219,860	137,637
NEW YORK:
Cheektowaga	Industrial	4,768,000	6,155,550	695,164	10,228,386
Orangeburg	Industrial	694,720	2,995,998	1,796,801	1,893,917
OHIO:
Bedford Heights	Industrial	990,000	5,573,999	600,574	5,963,425
Richfield	Industrial	1,000,000	7,200,383	1,016,045	7,184,338
West Chester Township	Industrial	695,000	4,366,253	1,184,745	3,876,508
PENNSYLVANIA:
Monaca	Industrial	330,772	2,463,710	1,264,500	1,529,982
SOUTH CAROLINA:
Hanahan (FDX)	Industrial	930,000	6,676,670	860,191	6,746,479
Hanahan (Norton)	Industrial	1,129,000	11,843,474	1,973,155	10,999,319
Ft. Mill	Industrial	1,670,000	10,045,000	386,346	11,328,654
TENNESSEE:
Chattanooga	Industrial	300,000	4,467,271	516,147	4,251,124
Lebanon	Industrial	2,230,000	11,985,126	153,660	14,061,466
Memphis	Industrial	1,220,000	13,380,000	514,620	14,085,380
Shelby County	Vacant Land	11,065	-0-	-0-	11,065
TEXAS:
Carrollton (Dallas)	Industrial	1,500,000	16,240,000	624,615	17,115,385
Edinburg	Industrial	1,000,000	6,414,000	82,231	7,331,769
El Paso	Industrial	2,088,242	4,519,427	520,875	6,086,794
El Paso	Vacant Land	1,133,600	-0-	-0-	1,133,600
Houston	Industrial	1,730,000	6,322,355	244,349	7,808,006
VIRGINIA:
Charlottesville	Industrial	1,170,000	2,902,518	919,431	3,153,087
Richmond (FDX)	Industrial	1,160,000	6,543,393	1,754,496	5,948,897
Richmond (Carrier)	Industrial	446,000	3,924,915	450,340	3,920,575
Roanoke	Industrial	1,853,000	4,962,697	555,548	6,260,149
WISCONSIN:
Cudahy	Industrial	980,000	8,387,024	1,747,251	7,619,773
Total as of September 30, 2011		$82,115,823	$394,815,902	$67,908,169	$409,023,556

(3)

The Company owns 51% of the entity which owns this property.

(4)

This represents the Company's 2/3 undivided interest in the property.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Fiscal 2012

Acquisitions

On October 11, 2011, the Company purchased a 368,060 square foot industrial building located in Streetsboro, Ohio.  The building is 100% net leased to Best Buy Warehousing Logistics, Inc. through January 31, 2022.  The purchase price was $19,600,000.  The Company obtained a mortgage of $12,740,000 at a fixed interest rate of 5.5% for 10 years and paid the remaining amount with a draw on its unsecured Line of Credit (Line of Credit).   This mortgage matures on November 1, 2021.  Annual rental income over the remaining term of the lease is approximately $1,582,000.

On October 18, 2011, the Company purchased a 46,253 square foot industrial building located in Corpus Christi, Texas.  The building is 100% net leased to FedEx Ground Package System, Inc. through August 31, 2021 and is subject to a ground lease with the City of Corpus Christi.  The purchase price was $4,992,000.  The Company obtained a mortgage of $3,150,000 and paid the remaining amount with a draw on its Line of Credit.  The mortgage has a fixed interest rate of 5.85% for the first 5 years, and on December 1, 2016, the interest rate will reset to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%.  This mortgage matures on November 1, 2021.  Annual rental income over the remaining term of the lease (including the ground rent) is approximately $450,000.  The Company recorded an intangible asset related to the lease in-place of $227,500.

On November 9, 2011, the Company purchased a 75,000 square foot industrial building located in Halfmoon, New York.  The building is 100% net leased to RGH Enterprises Inc. d/b/a Edgepark Medical Supplies through December 1, 2021.  The purchase price was $6,019,000.  Initially, the Company used a draw on its Line of Credit to fund this purchase.  On January 13, 2012, the Company obtained a mortgage of $4,213,000 at a fixed rate of 5.25% for the first 5 years and repaid the draw under the Line of Credit.  On January 13, 2017 and every 5 years thereafter, the interest rate under the mortgage will reset to the 5 year U.S. Treasury yield plus 265 basis points with a minimum rate of 5.25%.  This mortgage matures on January 13, 2037.  Annual rental income over the remaining term of the lease is approximately $574,000.  The Company recorded an intangible asset related to the lease in-place of $493,000.

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

On March 15, 2012, the Company purchased a 234,660 square foot industrial building located in Olive Branch, Mississippi.  The building is 100% net leased to Anda Pharmaceuticals, Inc., a distribution division of Watson Pharmaceuticals, Inc., through May 31, 2022.  The purchase price was $16,500,000.  The Company obtained a mortgage of $11,000,000 at a fixed rate of 4.8%.  This mortgage matures on April 1, 2022. The Company paid the remaining amount of the purchase price with cash on hand.  Annual rental income over the remaining term of the lease is approximately $1,181,000.  The Company recorded an intangible asset related to the lease in-place of $1,950,000.

On June 8, 2012, the Company purchased a 119,912 square foot industrial building located in Oklahoma City, Oklahoma.  The building is 100% net leased to FedEx Ground Package System, Inc. through March 31, 2022.  The purchase price was $9,453,000.  The Company obtained a mortgage of $6,200,000 at a fixed rate of 4.35%.  This mortgage matures on June 1, 2024.  The Company paid the remaining amount of the purchase price with cash on hand.  Annual rental income over the remaining term of the lease is approximately $700,000.

On July 18, 2012, the Company purchased a 102,594 square foot industrial building located in Waco, TX.  The building is 100% net leased to FedEx Ground Package System, Inc. through May 29, 2022.  The purchase price was $8,733,000.  The Company obtained a mortgage of $5,800,000 at a fixed rate of 4.75%.  This mortgage matures on August 1, 2022. The Company paid the remaining amount of the purchase price with cash on hand. Annual rental income over the remaining term of the lease is approximately $659,000.

Dispositions

On October 31, 2011, the Company sold a 37,660 square foot industrial building in Quakertown, Pennsylvania with net proceeds to the Company of $2,553,507.  The property was leased to MagiKitch’n, Inc. at the time of the sale through March 31, 2015 and the lease was terminated in conjunction with the sale.  The Company recognized an $8,220 loss on the sale.  The operating results of the property are presented as discontinued operations in the fiscal years ended September 30, 2012, 2011 and 2010.  The net proceeds were used to pay down the Company’s Line of Credit.

Fiscal 2011

Acquisitions

On October 28, 2010, the Company purchased a 381,240 square foot industrial building located in Lebanon, Tennessee.  The building is 100% net leased to CBOCS Distribution, Inc., a subsidiary of Cracker Barrel Old Country Store, Inc., which guarantees the lease through June 30, 2024.  The purchase price was approximately $14,500,000.  The Company assumed the existing mortgage with an outstanding balance of $8,645,181 at a fixed interest rate of 7.6% which matures on July 10, 2019 and paid the remainder in cash from the proceeds of the Company’s registered direct placement of common stock completed in April 2010.  Annual rental income over the remaining term of the lease is approximately $1,364,000.  The Company recorded an intangible asset related to the lease in-place of $285,000.

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

On December 15, 2010, the Company completed the acquisition of the remaining 37% noncontrolling interest in Wheeling Partners, LLC (Wheeling Partners), an Illinois limited liability company, for approximately $4,100,000.  Wheeling Partners owns a 123,000 square foot industrial building in Wheeling, Illinois which is leased to FedEx Ground Package System, Inc. through May 2017. Prior to this transaction, the Company owned 63% of Wheeling Partners.  The Company paid for the noncontrolling interest using proceeds from the registered direct placement of preferred stock completed in October 2010.  The excess of purchase price over the carrying amount of the noncontrolling interest acquired is approximately $1,765,000 and has been reflected as an adjustment to additional paid-in capital.

On January 26, 2011, the Company purchased 8.6 acres adjacent to the property currently owned by the Company in El Paso, Texas, which is leased to FedEx Ground Package System, Inc.  This land was purchased for future expansion and the total cost was approximately $1,134,000.

On September 30, 2011, the Company purchased an 113,582 square foot industrial building located in Edinburgh, Texas.  The building is 100% net leased to FedEx Ground Package System, Inc. through September 30, 2021.  The purchase price was approximately $8,000,000.  The Company obtained a mortgage of $4,800,000 at a fixed interest rate of 5.85% for the first 5 years and paid the remainder with a draw on the Company’s Line of Credit.  On November 1, 2016, the interest rate on the mortgage resets to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%.  This mortgage matures on September 30, 2021.  Annual rental income over the remaining term of the lease is approximately $598,000.  The Company recorded an intangible asset related to the lease in-place of $564,000.

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

	2012	2011

Rental Revenues	$45,176,000	$46,585,000
Net Income Attributable to Common Shareholders	13,664,400	13,251,900
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.34	$0.38

The ultimate parents of these tenants - Best Buy, Federal Express Corporation, RGH Enterprises, Inc., Siemens AG, Watson Pharmaceuticals, Inc., Cracker Barrel Old Country Store, Inc. and The Sherwin-Williams Company - are public companies and financial information related to these entities can be found on the Securities and Exchange Commission website at www.SEC.gov.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the estimated value of the leases in-place at acquisition for the following properties and are amortized over the remaining term of the lease:

	September 30, 2012	September 30, 2011

Denver, CO	$19,222	$28,162
Hanahan, SC (Norton)	391,840	536,371
Augusta, GA (FDX Gr)	45,013	66,533
Richfield, OH	171,019	210,868
Colorado Springs, CO	137,966	182,712
Griffin, GA	279,214	344,064
Roanoke, VA	190,134	242,773
Wheeling, IL	825,416	1,058,868
Lakeland, FL	6,242	31,497
El Paso, TX	232,434	462,954
Chattanooga, TN	763	5,773
Bedford Heights, OH	53,696	106,949
Kansas City, MO	-0-	34,658
Orion, MI	231,922	284,904
Topeka, KS	304,873	338,417
Carrollton, TX	41,951	48,514
Ft. Mill, SC	620,515	707,980
Lebanon, TN	243,796	264,398
Rockford, IL	222,687	242,155
Edinburg, TX	503,288	559,330
Corpus Christi, TX	204,559	-0-
Halfmoon, NY	448,743	-0-
Lebanon, OH	614,043	-0-
Olive Branch, MS	1,845,690	-0-

Total Intangible Assets, net	$7,635,026	$5,757,880

Amortization expense related to these intangible assets was $1,443,812, $1,152,848 and $1,215,797 for the years ended September 30, 2012, 2011 and 2010, respectively.  The Company estimates that aggregate amortization expense for existing assets will be approximately $1,534,000, $1,239,000, $1,122,000, $959,000 and $639,000 for each of the fiscal years 2013, 2014, 2015, 2016 and 2017, respectively.

NOTE 5 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company has approximately 8,506,000 square feet of property.  During fiscal 2012, 2011 and 2010, three tenants leased greater than 5% of total rentable square footage as follows:

	2012	2011	2010

FDX and Subsidiaries	43%	47%	49%
Mead Corporation, subleased to Hallmark Cards, Inc.	N/A	5%	6%
Cracker Barrel Old Country Store, Inc.	N/A	5%	N/A

 During fiscal 2012, 2011, and 2010, the only tenant that accounted for more than 5% of our total rental and reimbursement revenue was FDX and subsidiaries.  Rental and reimbursement revenue from FDX and subsidiaries totaled approximately $27,202,000, $26,883,000 and $26,160,000 for the years ended September 30, 2012, 2011 and 2010, respectively.  During fiscal 2012, 2011 and 2010, rental income and occupancy charges from properties leased to FDX and subsidiaries was approximately 54%, 56% and 57% of total rental and reimbursement revenue, respectively.

NOTE 6 – DISCONTINUED OPERATIONS

Discontinued operations in fiscal 2012, 2011 and 2010 include the operations of the 37,660 square foot property in Quakertown, Pennsylvania which was classified as held for sale and was sold on October 31, 2011.  The following table summarizes the components of discontinued operations:

	2012	2011	2010

Rental and reimbursement revenue	$31,880	$383,579	$359,858
Real Estate Taxes	(2,925)	(54,818)	(50,975)
Operating Expenses	(1,107)	(6,101)	(3,415)
Depreciation & Amortization	-0-	(51,075)	(320,059)
Interest expense	-0-	(5,717)	(123,568)
Income (Loss) from Operations of Disposed Property and Property Held for Sale	27,848	265,868	(138,159)
Loss on Sale of Investment Property	(8,220)	-0-	-0-
Income (Loss) from Discontinued Operations	$19,628	$265,868	($138,159)

The variance of all revenue and expense items from fiscal 2012 to 2011 is due to fiscal 2012 only including one month of activity through the date of sale.

The variance from fiscal 2011 to 2010 in net income and depreciation and amortization is due to the write down to fair value in conjunction with a pending sale in 2010 which subsequently fell through.

Cash flows from discontinued operations for the year ended September 30, 2012, 2011 and 2010 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations were as follows:

	2012	2011	2010

Cash flows from Operating Activities	$27,848	$316,943	$181,900
Cash flows from Investing Activities	2,553,507	-0-	-0-
Cash flows from Financing Activities	(2,581,355)	(316,943)	(181,900)

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

The following is a listing of investments in debt and equity securities at September 30, 2012:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
American Land Lease, Inc.	A	7.75%	18,000	146,700	424,800
Apollo Commercial Real Estate	A	8.625%	10,000	250,000	256,000
Ashford Hospitality Trust, Inc.	A	8.55%	5,000	124,605	127,350
Campus Crest Communities	A	7.40%	10,000	250,000	270,200
CapLease, Inc.	A	8.125%	4,400	78,036	110,000
CapLease, Inc.	B	8.375%	52,403	1,313,304	1,362,478
CBL & Associates Properties, Inc.	E	6.625%	20,000	500,000	500,000
Cedar Realty Trust Inc.	B	7.25%	32,000	757,972	776,111
Chesapeake Lodging	A	7.75%	20,000	500,000	518,200
Commonwealth REIT	D	6.50%	20,000	468,053	470,000
Corporate Office	L	7.375%	20,000	502,859	515,400
Dynex Capital	A	8.50%	60,000	1,500,000	1,563,000
Glimcher Realty	H	7.50%	40,000	1,000,000	1,021,200
Grace Acquisitions I	B	8.75%	31,000	3,720	137,330
Hatteras Financial Corp	A	7.625%	20,000	500,000	501,800
Investors Real Estate	B	7.95%	20,000	500,000	517,800
iStar Financial, Inc.	D	8.00%	41,753	748,990	865,540
iStar Financial, Inc.	E	7.875%	98,400	1,130,912	1,968,000
iStar Financial, Inc.	F	8.00%	26,885	479,493	537,431
iStar Financial, Inc.	I	7.50%	33,883	602,558	676,305
Kilroy Realty	H	6.375%	20,000	500,000	497,040
Kite Realty Group Trust	A	8.25%	24,000	590,047	622,560
MPG Office Trust, Inc.	A	7.625%	31,600	35,708	712,264
Pennsylvania Real Estate Investment Trust	A	8.25%	44,000	1,100,885	1,160,280
SL Green Realty	I	6.50%	20,000	500,000	500,400
Stag Industrial Inc.	A	9.00%	2,000	49,965	54,540
Supertel Hospitality, Inc.	A	8.00%	17,000	170,005	157,250
Taubman Centers	J	6.50%	20,000	500,940	512,000
Terreno Realty	A	7.75%	20,000	500,000	522,200
UMH Properties, Inc. (1)	A	8.25%	200,000	5,000,005	5,359,400
Winthrop Realty	D	9.25%	35,000	867,305	937,020
Total Equity Securities - Preferred Stock				$ 21,172,062	$ 24,153,899

	Interest Rate/	Number of		Estimated Market
Description	Dividend	Shares	Cost	Value

Equity Securities - Common Stock
CapLease, Inc.		26,000	71,351	134,420
Commonwealth REIT		390,300	7,272,542	5,682,768
Duke Realty Corporation		40,000	605,754	588,000
First Industrial Realty		80,000	1,016,307	1,051,200
First Potomac Realty		75,454	905,803	971,848
Getty Realty Corporation		247,000	4,928,299	4,433,650
Gladstone Commercial Corp		72,600	1,207,019	1,325,676
Liberty Property Trust		2,000	37,880	72,480
Mack-Cali Realty Corporation		70,000	1,910,740	1,862,000
Medical Properties Trust		90,000	858,324	940,500
Mission West Properties, Inc.		70,000	454,146	609,000
Omega Healthcare		93,000	1,674,591	2,113,890
One Liberty Properties, Inc.		57,000	887,762	1,063,050
Pennsylvania Real Estate Investment Trust		207,100	1,970,256	3,284,606
Select Income REIT		60,000	1,500,949	1,477,200
Senior Housing Properties Trust		100,000	2,140,876	2,178,000
UMH Properties, Inc. (1)		740,923	6,959,460	8,868,854
Urstadt Biddle Properties Inc.		42,542	715,238	860,625
Total Equity Securities - Common Stock			$35,117,297	$37,517,767

Debt Securities:
Government National Mortgage Association (GNMA)	6.50%	500,000	11,877	13,507
Total Debt Securities			$11,877	$13,507

Total Securities Available for Sale			$56,301,236	$61,685,173

(1)  Investment is an affiliate.  See Notes No. 12 and No. 18 for further discussion.

The following is a listing of investments in debt and equity securities at September 30, 2011:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
American Land Lease, Inc.	A	7.75%	18,000	146,700	374,400
Ashford Hospitality Trust, Inc.	A	8.55%	5,000	124,605	120,500
Ashford Hospitality Trust, Inc.	E	9.00%	20,000	500,255	477,000
Brandywine Realty Trust	D	7.375%	10,200	221,153	251,430
CapLease, Inc.	A	8.125%	7,000	124,143	163,310
CBL & Associates Properties, Inc.	C	7.75%	26,000	445,062	628,940
CBL & Associates Properties, Inc.	D	7.375%	6,000	116,672	138,420
Cogdell Spencer, Inc.	A	8.50%	50,000	1,245,070	1,175,000
Commonwealth REIT	D	6.50%	80,000	1,058,297	1,632,800
Cousins Properties, Inc.	B	7.50%	49,000	1,059,108	1,185,310
DuPont Fabros Technology, Inc.	A	7.875%	45,000	1,128,003	1,150,650
Entertainment Properties Trust	D	7.375%	3,700	64,729	89,352
Grace Acquisitions I	B	8.75%	31,000	3,720	53,630
Hospitality Properties Trust	B	8.875%	1,000	21,576	25,650
Innkeepers USA	C	8.00%	30,000	15,000	30,000
iStar Financial, Inc.	D	8.00%	8,000	146,747	145,680
iStar Financial, Inc.	E	7.875%	54,000	379,354	926,640
Kite Realty Group Trust	A	8.25%	49,510	1,237,224	1,113,975
LaSalle Hotel Properties	D	7.50%	33,000	620,323	789,030
Lexington Realty Trust	B	8.04%	31,200	630,155	771,014
Lexington Realty Trust	C	6.50%	18,000	530,033	747,000
Lexington Realty Trust	D	7.55%	14,500	220,346	347,275
MPG Office Trust, Inc.	A	7.625%	31,600	35,708	445,244
Prologis Trust	O	7.00%	10,000	199,553	244,000
Regency Centers Corp	E	6.70%	526	9,877	13,150
Supertel Hospitality, Inc.	A	8.00%	17,000	170,005	132,770
UMH Properties, Inc. (1)	A	8.25%	200,000	5,000,005	5,018,000
Vornado Realty Trust	I	6.625%	18,000	330,971	453,220
Total Equity Securities – Preferred Stock				$15,784,394	$18,643,390

	Interest Rate/	Number of		Estimated Market
Description	Dividend	Shares	Cost	Value

Equity Securities - Common Stock
CapLease, Inc.		26,000	71,351	93,860
Commonwealth REIT		152,500	3,420,019	2,892,925
Franklin Street Properties, Inc.		10,000	116,901	113,100
Getty Realty Corporation		158,000	3,571,197	2,278,360
Gladstone Commercial Corp		37,600	607,375	589,568
Health Care REIT, Inc.		2,500	104,404	117,000
Hospitality Properties Trust		20,000	240,000	424,600
iStar Financial, Inc.		29,400	65,562	171,108
Liberty Property Trust		2,000	37,880	58,220
Mack-Cali Realty Corporation		12,000	370,280	321,000
Medical Properties Trust		10,000	114,476	89,500
Mission West Properties, Inc.		73,500	476,853	557,865
National Retail Properties, Inc.		60,000	1,349,963	1,612,200
Omega Healthcare		73,000	1,364,875	1,162,890
One Liberty Properties, Inc.		47,000	718,183	689,020
Pennsylvania Real Estate Investment Trust		264,500	2,494,121	2,044,585
PS Business Parks, Inc.		5,000	272,123	247,700
Senior Housing Properties Trust		15,000	337,248	323,100
Stag Industrial, Inc.		123,500	1,427,987	1,259,700
Sun Communities, Inc.		118,000	2,358,046	4,152,420
UMH Properties, Inc. (1)		630,266	5,864,969	5,729,114
Urstadt Biddle Properties Inc.		42,542	715,238	679,396
Total Equity Securities - Common Stock			$26,099,051	$25,607,231

Debt Securities:
Government National Mortgage Association (GNMA)	6.5%	500,000	13,451	14,438
Total Debt Securities			$13,451	$14,438

Total Securities Available for Sale			$41,896,896	$44,265,059

(1)

Investment is an affiliate.  See Notes No. 12 and No. 18 for further discussion.

The Company held seven securities that were temporarily impaired investments as of September 30, 2012.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at September 30, 2012:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$497,040	($2,960)	$157,250	($12,755)
Common stock	9,609,968	(1,680,017)	4,433,650	(494,649)
Total	$10,107,008	($1,682,977)	$4,590,900	($507,404)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss

4	4,424,240	(93,203)	0-5%
2	4,590,900	(507,404)	6-10%
1	5,682,768	(1,589,774)	21-25%
7	$14,697,908	($2,190,381)

The Company has determined that these securities are temporarily impaired as of September 30, 2012.  The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery.  The Company had total net unrealized gains on its securities portfolio of $5,383,937 as of September 30, 2012.

The Company had margin loan balances of $-0- and $5,860,950 as of September 30, 2012 and 2011, respectively, which were collateralized by the securities portfolio.

Dividend income for the years ended September 30, 2012, 2011 and 2010 totaled $3,144,837, $2,981,534, and $2,387,757, respectively.  Interest income for the years ended September 30, 2012, 2011 and 2010 totaled $213,837, $118,793 and $123,152, respectively.

The Company received proceeds of $24,358,392, $16,090,362 and $13,236,770 on sales or redemptions of securities available for sale during 2012, 2011 and 2010, respectively.  The Company recorded the following Gain (Loss) on Securities Transactions, net:

	2012	2011	2010

Gross realized gains	$6,066,971	$5,265,715	$2,609,775
Gross realized losses	(22,906)	(27,512)	(626)
Gain (Loss) on Securities Transactions, net	$6,044,065	$5,238,203	$2,609,149

.

NOTE 8- MORTGAGE NOTES, LOANS PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES

Mortgage Notes Payable:

During the fiscal 2012, the Company entered into seven mortgages totaling $46,133,000 in connection with the acquisitions of properties in Streetsboro, OH, Corpus Christi, TX, Halfmoon, NY, Lebanon, OH, Olive Branch, MS, Oklahoma City, OK and Waco, TX described in Note No. 3 above.

The following is a summary of mortgage notes payable at September 30, 2012 and 2011:

Property		Fixed Rate	Maturity Date	Balance 9/30/12	Balance 9/30/11

White Bear Lake, MN		7.04%	01/01/12	-0-	1,630,739
Winston Salem, NC		7.10%	02/01/12	-0-	3,288,535
Schaumburg, IL		8.48%	07/01/12	-0-	299,156
Montgomery, IL	(3)	6.50%	11/01/12	5,149,186	5,326,758
Tolleson, AZ	(4)	5.80%	12/01/12	5,233,830	5,978,903
Ft. Myers, FL	(8)	6.33%	12/01/12	2,126,128	2,257,494
Liberty, MO		7.07%	03/01/13	259,672	712,603
Fayetteville, NC		6.63%	06/01/13	3,393,480	3,465,837
Augusta, GA (FDX)		6.63%	06/01/13	1,075,398	1,098,279
Lakeland, FL		6.63%	06/01/13	1,314,513	1,344,600
Rockford, IL		5.50%	12/10/13	1,850,372	1,890,480
Burr Ridge, IL		8.00%	01/01/14	127,858	206,735
Omaha, NE		7.15%	01/01/14	566,053	925,151
Charlottesville, VA		6.90%	07/01/14	506,266	736,435
Memphis, TN	(5)	6.25%	10/15/14	-0-	9,457,396
Tampa, FL (Vacant)		5.71%	03/01/15	2,547,002	2,682,850
Richmond, VA (FDX)		6.12%	12/01/15	1,692,150	2,111,792
St. Joseph, MO		8.12%	03/01/16	3,041,207	3,783,483
Wheeling, IL		5.68%	03/01/16	4,792,255	5,189,090
Beltsville, MD		7.53%	05/01/16	2,122,686	2,585,054
Beltsville, MD	(6)	6.50%	05/01/16	5,498,374	5,654,938
Cudahy, WI		8.15%	05/01/16	1,554,081	1,875,565
Newington, CT		8.10%	05/01/16	883,732	1,071,641
Griffin, GA		6.37%	10/01/16	8,219,757	8,541,196
Granite City, IL		7.11%	11/01/16	3,711,003	4,390,459
Jacksonville, FL		6.92%	12/01/16	1,251,257	1,497,065
Jacksonville, FL	(7)	6.00%	12/01/16	1,300,000	1,300,000
Monroe, NC		7.11%	12/01/16	1,609,176	1,922,395
El Paso, TX		5.40%	01/05/17	4,556,424	4,815,903
Chattanooga, TN		5.96%	05/01/17	2,370,566	2,546,752
Elgin, IL		6.97%	05/01/17	2,139,149	2,514,037
Hanahan, SC (Norton)		7.36%	05/01/17	6,806,437	7,035,392

Property		Fixed Rate	Maturity Date	Balance 9/30/12	Balance 9/30/11

Roanoke, VA		5.96%	05/30/17	3,617,193	3,851,152
Kansas City, MO		6.11%	07/01/17	2,754,812	2,864,711
Edwardsville, KS		7.38%	07/01/17	2,184,083	2,554,478
Orion, MI		6.57%	08/01/17	10,453,436	10,849,953
Cheektowaga, NY		6.78%	10/01/17	1,414,778	1,622,078
Punta Gorda, FL		6.29%	10/01/17	2,430,666	2,516,855
Cocoa, FL		6.29%	12/01/17	6,159,845	6,374,577
Richfield, OH		5.22%	01/01/18	4,323,512	4,596,248
Bedford Heights, OH		5.96%	01/05/18	3,334,608	3,462,791
Tampa, FL (FDX)		5.65%	04/01/18	4,755,184	4,925,374
West Chester Twp, OH		6.80%	06/01/18	2,918,809	3,082,771
Orlando, FL		6.56%	10/01/18	5,172,705	5,334,238
Tampa, FL (FDX Gr)		6.00%	03/01/19	9,125,605	9,617,549
Lebanon, OH		5.55%	05/01/19	2,974,113	-0-
Lebanon, TN	(11)	7.60%	07/10/19	8,364,855	8,510,325
Ft Mill, SC		7.00%	10/10/19	3,881,926	4,258,137
Denver, CO		6.07%	11/01/19	2,138,347	2,350,869
Hanahan, SC (FDX Gr)		5.54%	01/21/20	2,079,725	2,300,422
Augusta, GA (FDX Gr)		5.54%	01/27/20	1,512,799	1,673,335
Huntsville, AL		5.50%	03/01/20	1,517,136	1,661,348
Colorado Springs, CO		5.41%	01/01/21	2,331,135	2,567,159
Romulus, MI	(1)	5.50%	07/01/21	2,811,133	2,959,392
Topeka, KS		6.50%	08/10/21	2,192,408	2,354,047
Edinburg, TX	(2)	5.85%	09/30/21	4,569,920	4,800,000
Streetsboro, OH		5.50%	11/01/21	12,387,391	-0-
Corpus Christi, TX	(10)	5.85%	11/01/21	3,012,724	-0-
Olive Branch, MS		4.80%	04/01/22	10,807,516	-0-
Waco, TX		4.75%	08/01/22	5,781,464	-0-
Houston, TX		6.88%	08/10/22	4,597,844	4,882,197
Memphis, TN	(5)	4.50%	01/01/24	9,478,694	-0-
Oklahoma City, OK		4.35%	06/01/24	6,134,146	-0-
Carrollton, TX		6.75%	02/01/25	10,426,352	10,945,805
Carlstadt, NJ		5.25%	05/15/26	2,442,483	2,561,646
Halfmoon, NY	(9)	5.25%	01/13/37	4,158,552	-0-
Total Mortgage Notes Payable				$237,943,911	$211,614,170

(1)

Interest rate is fixed at 5.5% for the first 5 years.  On July 1, 2016, the interest rate resets to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%.

(2)

Interest rate is fixed at 5.85% for the first 5 years.  On November 1, 2016, the interest rate resets to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%.

(3)

Loan was fully paid October 2012.

(4)

Loan was refinanced on October 23, 2012 for $8,000,000 at a fixed rate of 3.95% due November 1, 2022.

(5)

On December 15, 2011 the Company refinanced the existing mortgage balance of $9,432,309 at an interest rate of 6.25% due October 15, 2014 for a new $9,900,000 mortgage, which matures on January 1, 2024 at a fixed interest rate of 4.5%.

(6)

Interest rate was fixed at 6.65% for the first 3 years.  Interest rate is adjusted every 3 years to the Federal Home Loan Bank of New York rate plus 325 basis points with a floor of 6.5%.  On July 1, 2012, the interest rate was adjusted from 6.65% to 6.5%.

(7)

Loan is interest only.

(8)

Loan was fully paid November 2012.

(9)

Interest rate is fixed at 5.25% for the first 5 years.  Commencing on January 13, 2017, the interest rate is adjusted every 5 years to the 5 year U.S. Treasury yield plus 265 basis points with a floor of 5.25%.

(10)

Interest rate is fixed at 5.85% for the first 5 years.  On December 1, 2016, the interest rate resets to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%.

(11)

Interest rate is fixed at 5.55% through December 31, 2016.  On January 1, 2017 the interest rate resets to the lender’s prevailing rate.

Principal on the foregoing debt at September 30, 2012 is scheduled to be paid as follows:

Year Ending September 30,	2013	$34,684,162
	2014	18,538,092
	2015	19,463,899
	2016	30,929,525
	2017	38,150,699
	Thereafter	96,177,534
		$237,943,911

On November 9, 2012, the Company entered into a fourteen year self-amortizing $9,500,000 mortgage loan obtained in connection with the purchase of a property in Livonia, MI at a fixed rate of 4.45%.  In addition, on October 23, 2012, the Company refinanced an existing mortgage loan on the Tolleson, AZ property with a balance of $5,169,748 at an interest rate of 5.8% due December 1, 2012 for an $8,000,000 mortgage at a fixed rate of 3.95% due November 1, 2022.

Loans Payable:

Two River Community Bank and The Bank of Princeton

The Company has total loans payable of $5,200,000 consisting of a $2,500,000 loan secured by 200,000 shares of UMH 8.25% Series A preferred stock with Two River Community Bank at an annual interest rate of 4.9%, maturing November 29, 2016 with interest only payments for the first three years and a $2,700,000 loan secured by 615,065 shares of UMH common stock with The Bank of Princeton at a variable annual interest rate of prime plus 0.75% with a floor of 4.5%, maturing on March 9, 2017.  The interest rate on the $2,700,000 loan with The Bank of Princeton was 4.5% as of September 30, 2012.

Capital One, N.A.

The Company has a Line of Credit agreement with Capital One, N.A. for $20,000,000.  This $20,000,000 line is unsecured and can be used for working capital purposes or acquisitions.  The line’s rate is variable at LIBOR plus 200 basis points on the first $15,000,000 and LIBOR plus 250 basis points on the remaining $5,000,000.  The line matures March 31, 2013.   The balance outstanding as of September 30, 2012 and 2011 was $-0- and $11,000,000, respectively.  The interest rate was 2.22% and 2.23% as of September 30, 2012 and 2011, respectively.  The Company must keep not less than $1,000,000 in average net collected balances at Capital One, N.A. and meet certain loan covenants as contained in the loan agreement, including a 65% loan to value ratio on certain negatively pledged properties.    The Company was in compliance with these covenants as of September 30, 2012.

Margin Loans

The Company uses a margin loan for purchasing securities, for temporarily funding of acquisitions, and for working capital purposes.  This loan is due on demand.  The interest rate charged on the margin loan is the bank’s margin rate and was 2.0% as of September 30, 2012 and 2011, respectively.  At September 30, 2012 and 2011, the margin loans totaled $-0- and $5,860,950, respectively and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

Convertible Subordinated Debentures

Debentures – due 2013: Monmouth Capital has $3,620,000 of 8% Convertible Subordinated Debentures outstanding, due October 23, 2013 (the 2013 Debentures).  Interest is paid semi-annually in arrears on April 30 and October 31 of each year.  The 2013 Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $9.16 per share (equivalent to a rate of 109.17 shares of common stock for each $1,000 principal amount), subject to adjustment under certain conditions.  The Company may redeem the 2013 Debentures, at its option, in whole or in part, at any time after October 23, 2009 at par.  The

Company will pay accrued and unpaid interest to, but excluding, the date fixed for redemption.    No sinking fund is provided for the 2013 Debentures.

Debentures – due 2015: Monmouth Capital has $4,995,000 of 8% Convertible Subordinated Debentures outstanding, due March 30, 2015 (the 2015 Debentures).  Interest is paid semi-annually in arrears on April 30 and October 31 of each year, commencing October 31, 2005.  The 2015 Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $11.45 per share (equivalent to a rate of 87.336 shares of common stock for each $1,000 principal amount), subject to adjustment under certain conditions.  The Company may redeem the 2015 Debentures, at its option, in whole or in part, at any time on and after March 30, 2011 at par.  The Company will pay accrued and unpaid interest to, but excluding, the date fixed for redemption.  No sinking fund is provided for the 2015 Debentures.

During fiscal 2012, the Company repurchased, at par, $150,000 of Monmouth Capital’s 2015 Debentures.  In addition, during fiscal 2012, $150,000 of the 2013 Debentures was converted at the option of the holder into 16,375 shares of the Company’s common stock.

Pursuant to notice given on October 29, 2012, Monmouth Capital redeemed the 2013 and 2015 Debentures on November 30, 2012 (Redemption Date) for the full principal amount plus accrued interest through the Redemption Date.  Between October 1, 2012 and November 30, 2012, $3,500,000 of the Debentures was converted to 382,091 shares of common stock and $5,115,000 was redeemed.

NOTE 9 - OTHER LIABILITIES

Other liabilities consist of the following:

	9/30/12	9/30/11

Below-market lease intangible liability	$160,953	$220,320
Rent paid in advance	1,728,602	2,250,646
Unearned reimbursement revenue	897,155	238,499
Tenant security deposits	216,408	160,158
Noncontrolling interest	50,027	28,588
Other	126,738	54,763
Total	$3,179,883	$2,952,974

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

Options or restricted stock may be granted any time as determined by the Company’s Compensation Committee up through March 26, 2017.  No option shall be available for exercise beyond ten years.  All options are exercisable after one year from the date of grant.  The option price shall not be below the fair market value at date of grant.  Canceled or expired options are added back to the “pool” of shares available under the Plan.

The Compensation Committee determines the recipients of each restricted stock award; the number of restricted shares to be awarded; the length of the restricted period of the award; the restrictions applicable to the award including, without limitation, the employment or retirement status of the participant; rules governing forfeiture and restrictions applicable to any sale, assignment, transfer, pledge or other encumbrance of the restricted stock during the restricted period; and the eligibility to share in dividends and other distributions paid to the Company’s stockholders during the restricted period. The maximum number of shares underlying restricted stock awards that may be granted in any one fiscal year to a participant shall be 100,000.

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

Stock Options

During fiscal 2012, 2011 and 2010, one employee was granted options to purchase 65,000 shares each fiscal year.  The fair value of these options was approximately $31,850, $39,650, and $21,450 in fiscal 2012, 2011, and 2010, respectively based on the assumptions below and is being amortized over a one-year vesting period.  The remaining unamortized stock option expense was $7,963 as of September 30, 2012 and that amount will be expensed in fiscal 2013.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2012, 2011 and 2010:

	2012	2011	2010

Dividend yield	6.43%	6.88%	8.31%
Expected volatility	19.24%	20.51%	19.30%
Risk-free interest rate	1.41%	2.77%	3.25%
Expected lives (years)	8	8	8
Estimated forfeitures	-0-	-0-	-0-

A summary of the status of the Company’s stock option plan as of September 30, 2012, 2011 and 2010 is as follows:

		2012		2011		2010
	2012 Shares	Weighted Average Exercise Price	2011 Shares	Weighted Average Exercise Price	2010 Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,151,200	$7.90	1,378,600	$7.81	1,544,550	$7.69
Granted	65,000	9.33	65,000	8.72	65,000	7.22
Exercised	(329,150)	7.77	(285,850)	7.63	(116,185)	6.58
Expired/Forfeited	(27,620)	7.81	(6,550)	8.70	(114,765)	7.13
Outstanding at end of year	859,430	8.05	1,151,200	7.90	1,378,600	7.81

Exercisable at end of year	794,430		1,086,200		1,313,600

Weighted-average fair
value of options granted
during the year		$0.49		$0.61		$0.33

The following is a summary of stock options outstanding as of September 30, 2012:

Date of Grant	Number of Grants	Number of Shares	Option Price	Expiration Date

08/10/05	3	140,000	8.28	08/10/13
09/21/05	4	34,060	8.70	09/21/13
08/02/06	1	65,000	8.15	08/02/14
09/12/06	5	90,000	8.04	09/12/14
01/22/07	5	35,370	8.05	01/22/15
12/12/07	1	65,000	8.22	12/12/15
03/10/08	4	85,000	7.80	03/10/16
10/20/08	5	150,000	7.25	10/20/16
01/05/10	1	65,000	7.22	01/05/18
01/03/11	1	65,000	8.72	01/03/19
01/03/12	1	65,000	9.33	01/03/20
		859,430

The aggregate intrinsic value of options outstanding as of September 30, 2012, 2011 and 2010 was $2,696,071, $245,940 and $279,966, respectively.  The intrinsic value of options exercised in fiscal 2012, 2011 and 2010 was $196,066, $209,449, and $869,489, respectively.  The weighted-average remaining contractual term of the above options was 3.3, 3.4 and 3.8 years as of September 30, 2011, 2010 and 2009, respectively.

Restricted Stock

In September 2012 and August 2001, the Company awarded 67,800 and 75,400, respectively, shares of common stock to 17 participants each year of the 2007 Plan.  The grant date fair value of restricted stock grants awarded to participants was $780,360 and $647,686 in fiscal 2012 and 2011, respectively.  These grants vest over five years.  As of September 30, 2012, there remained a total of $1,469,311 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2007 plan and outstanding at that date.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 4.2 years.  For the year ended September 30, 2012, amounts charged to compensation expense related to restricted stock grants totaled $593,811, which includes a one-time charge of $210,510 for restricted stock grants awarded to a participant who is of retirement age and therefore their entire amount of measured compensation cost has been recognized at grant date and a one-time charge of $107,937 related to the portion of restricted stock allocated to Severance expense related to Ms. Vecere as further described in Note No. 12.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2012 and 2011, and changes during the fiscal 2012 and 2011 years are presented below:

		2012		2011		2010
	2012 Shares	Weighted-Average Grant Date Fair Value	2011 Shares	Weighted-Average Grant Date Fair Value	2010 Shares	Weighted-Average Grant Date Fair Value

Nonvested at beginning of year	126,262	$8.29	69,355	$7.85	-0-	$-0-
Granted	67,800	11.51	75,400	8.59	67,900	7.85
Dividend Reinvested Shares	7,654	9.84	5,021	7.82	1,455	7.00
Vested	(45,615)	(10.62)	(12,427)	(7.85)	(-0-)	(-0-)
Forfeited	(5,419)	(7.85)	(11,087)	(7.85)	(-0-)	(-0-)
Nonvested at end of year	150,682	$9.11	126,262	$8.29	69,355	$7.85

As of September 30, 2012, there were 801,961 shares available for grant as stock options or restricted stock under the 2007 Plan.

NOTE 11 - INCOME FROM LEASES

The Company derives income primarily from operating leases on its commercial properties.  In general, these leases are written for periods up to ten years with various provisions for renewal.  These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.  Minimum base rents due under noncancellable leases as of September 30, 2012 are approximately scheduled as follows:

Fiscal Year	Amount
2013	$42,727,000
2014	40,613,000
2015	38,201,000
2016	35,001,000
2017	29,830,000
thereafter	63,871,000
Total	$250,243,000

NOTE 12 - RELATED PARTY TRANSACTIONS

Eugene W. Landy, the Company’s President and Chief Executive Officer, executed an Employment Agreement on December 9, 1994, which was amended on June 26, 1997 (the “First Amendment”), on November 5, 2003 (the “Second Amendment”), on April 1, 2008 (the “Third Amendment”) and on July 1, 2010 (the “Fourth Amendment”) – collectively, the “Amended Employment Agreement”.  Pursuant to the Amended Employment Agreement, Mr. Eugene Landy’s base salary is $275,000 per year.  He is entitled to receive pension payments of $50,000 per year through 2020; in fiscal 2012, the Company accrued $59,109 in additional compensation expense related to the pension benefits. Mr. Eugene Landy was awarded an Outstanding Leadership Achievement Award in the amount of $300,000 per year for three years for a total of $900,000; as of the close of fiscal 2012, Mr. Eugene Landy has received two of these three payments, and the third payment will be made during fiscal 2013. Mr. Eugene Landy’s incentive bonus schedule is detailed in the Fourth Amendment and is based on progress toward achieving certain target levels of growth in market capitalization, funds from operations and dividends per share.  Pursuant to the Amended Employment Agreement, Mr. Eugene Landy will receive each year an option to purchase 65,000 shares of the Company common stock.  Mr. Eugene Landy is entitled to five weeks paid vacation, and he is entitled to participate in the Company’s employee benefits plans.

The Amended Employment Agreement provides for aggregate severance payments of $500,000, payable to Mr. Eugene Landy upon the termination of his employment for any reason, in increments of $100,000 per year for five years.  He is entitled to disability payments in the event of his disability (as defined in the Amended Employment Agreement) for a period of three years, equal to his base salary.  The Amended Employment Agreement provides for a death benefit of $500,000, payable to Mr. Eugene Landy’s designated beneficiary. Upon the termination of Mr. Eugene Landy’s employment following or as a result of certain types of transactions that lead to a significant increase in the Company’s market capitalization, the Amended Employment Agreement provides that Mr. Eugene Landy will receive a grant of 35,000 to 65,000 shares of the Company common stock, depending on the amount of the increase in the Company’s market capitalization; all of his outstanding options to purchase shares of the Company common stock will become immediately vested, and he will be entitled to continue to receive benefits under the Company’s health  insurance and similar plans for one year. In the event of a change in control of the Company, Eugene W. Landy shall receive a lump sum payment of $2,500,000, provided that the sale price of the Company is at least $10 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and UMH.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.   The Amended Employment Agreement is terminable by the Company’s Board of Directors at any time by reason of Mr. Eugene Landy’s death or disability or for cause, which is defined in the Amended Employment Agreement as a termination of the agreement if the Company’s Board of Directors determines in good faith that Mr. Eugene Landy failed to substantially perform his duties to the Company (other than due to his death or disability), or has engaged in conduct the consequences of which are materially adverse to the Company, monetarily or otherwise. Upon termination of the Amended Employment Agreement, Mr. Eugene Landy will remain entitled to the disability, severance, death and pension benefits provided for in the Amended Employment Agreement.  Eugene W. Landy received $27,250, $25,000 and $20,500 during 2012, 2011 and 2010 as Director.  The firm of Eugene W. Landy received $-0-, $17,500 and $17,500 during 2012, 2011 and 2010, respectively, as legal fees.

The Company had a note receivable from Mr. Eugene W. Landy with a balance of $984,375 at September 30, 2011 which was included in Loans to Officers, Directors and Key Employees included under Shareholders’ Equity.  This note was signed on April 30, 2002 and was fully repaid on April 11, 2012.  The interest rate was fixed at 5% and the note was collateralized by 150,000 shares of the Company stock.  The Company earned interest income on this note of $24,610, $49,219 and $49,219 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Effective January 1, 2009, the Company and Michael P. Landy, Chairman of the Executive Committee and Executive Vice President, entered into a three-year employment agreement, under which Mr. Michael Landy receives an annual base salary of $190,575 for 2009 with increases of 5% for 2010 and 2011, plus bonuses and customary fringe benefits.  The employment agreement renews for successive one-year terms, unless either party gives written notice of termination to the other party.  On January 13, 2011, Mr. Michael Landy was appointed Chief Operating Officer and continued as Chairman of the Company’s Executive Committee.   Effective January 19, 2011, Mr. Michael Landy’s employment contract with the Company was amended to increase his base salary for calendar 2011 to $285,109 annually.   Effective January 1, 2012, the Company and Michael P. Landy entered into a three-year employment agreement, under which Mr. Landy receives an annual base salary of $315,000 for 2012 with increases of 5% for 2013 and 2014, plus bonuses and customary fringe benefits.  This contract automatically renews for successive one-year terms in accordance with the terms of the agreement.   Mr. Landy will also receive four weeks vacation.  The Company will reimburse Mr. Landy for the cost of a disability insurance policy such that, in the event of Mr. Landy’s disability for a period of more than 90 days, Mr. Landy will receive benefits up to 60% of his then-current salary.    In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Landy may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Landy shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Approximately 25% of Mr. Landy’s compensation was allocated to UMH pursuant to a cost sharing agreement between the Company and UMH.  Effective July 1, 2012, 100% of Mr. Landy’s compensation has been allocated to the Company.  Mr. Michael Landy received $27,250, $25,000 and $20,400 during 2012, 2011 and 2010 respectively, as Director.

The Company amended the employment agreement with Maureen E. Vecere, who was appointed the Company’s Chief Financial and Accounting Officer on June 2, 2010.  Prior to that date, Ms. Vecere was the Company’s Controller and Treasurer since 2003.  The amendment provided for an increase in Ms. Vecere’s base salary from $149,000 per year to $180,000 per year for the remainder of calendar 2010 with an increase of 5% for calendar 2011.  The other terms of the contract remained unchanged.   Effective January 1, 2012, the Company and Maureen E. Vecere, entered into a three-year employment agreement, under which Ms. Vecere received an annual base salary of $250,000 for 2012 with increases of 5% for 2013 and 2014, plus bonuses and customary fringe benefits.  This contract automatically renewed for successive one-year terms in accordance with the terms of the agreement.  Ms. Vecere’s employment agreement provided for bonuses and customary fringe benefits.  Ms. Vecere also received four weeks vacation.  The Company would reimburse Ms. Vecere for the cost of a disability insurance policy such that, in the event of Ms. Vecere’s disability for a period of more than 90 days, Ms. Vecere would receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Ms. Vecere would have the right to extend and renew this employment agreement so that the expiration date would be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Vecere would be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  On May 31, 2012, Ms. Vecere passed away.  In June 2012, the Company incurred a one-time $832,000 severance expense to the Estate of Maureen E. Vecere.

During fiscal 2010, the Company executed an employment agreement with Cynthia J. Morgenstern.  Effective November 8, 2010, Cynthia J. Morgenstern's employment as Executive Vice President terminated.  In accordance with her Employment Agreement, she resigned from the Board of Directors.  On January 31, 2011, the Company paid $275,000 as severance to Ms. Morgenstern.

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and CMS.  Daniel Cronheim received $27,250, $25,000 and $20,500 for Director’s fees in 2012, 2011 and 2010, respectively.  The David Cronheim Company received $15,950, $15,400 and $22,773 in lease commissions in 2012, 2011 and 2010, respectively.  The David Cronheim Mortgage Corporation, an affiliated company, received $161,000, $-0- and $100,000 in mortgage brokerage commissions in 2012, 2011 and 2010, respectively.

CMS, a division of David Cronheim Company, received the sum of $562,452, $547,751 and $421,647 for property management fees during the years ended 2012, 2011 and 2010, respectively.   During fiscal 2011 and 2010 and through January 31, 2012, the Company was subject to management contracts with CMS for a fixed annual fee of $380,000 per year plus the actual costs of subagents, up to a maximum of 1.5% of rents under management.  On February 1, 2012, the management fee contract was increased to $410,000.  Management believes that the aforesaid fees are no more than what the Company would pay for comparable services elsewhere.  Effective August 1, 2012, the Company’s management contract with CMS terminated and the Company became a fully integrated and self-managed real estate company.

Effective August 1, 2012, the Board agreed to compensate Robert Cronheim (Real Estate Advisor) $8,333 per month for 12 months, in recognition of his services for past years and continued advice and insight.

The industrial property in Carlstadt, New Jersey is owned by Palmer Terrace Realty Associates, LLC.  The Company owns 51% of Palmer Terrace Realty Associates, LLC.  This property is managed by Marcus Associates, an entity affiliated with the 49% noncontrolling interest.  Management fees paid to Marcus Associates for each of the fiscal years ended totaled $15,804.

There are six Directors of the Company who are also Directors and shareholders of UMH.  During 2011, the Company purchased 200,000 shares of the UMH Series A 8.125% preferred stock in a public offering for $5,000,000.  The Company holds common and preferred stock of UMH in its securities portfolio.  See Note No. 7 for current holdings.  During 2011, the Company repurchased $5,000,000 in 8% Debentures due 2015 held by UMH.

The Company also shares 4 officers and 3 employees with UMH.  Some general and administrative expenses were allocated between the Company and UMH based on use or services provided.  Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each affiliated company.  Shared expenses are allocated between the Company and UMH.

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

Federal Excise Tax

The Company does not have a Federal excise tax liability for the calendar years 2012, 2011 and 2010, since it intends to or has distributed all of its annual income.

Reconciliation Between GAAP Net Income and Taxable Income

The following table reconciles net income attributable to common shares to taxable income for the years ended September 30, 2012, 2011 and 2010:

	2012 Estimated (unaudited)	2011 Actual	2010 Actual
Net income (loss) applicable to common shareholders	$13,171,369	$11,338,979	$8,486,301
Book / tax difference on gains / (losses) from capital transactions	(6,044,065)	(5,166,203)	(1,800,776)
Stock option expense	598,311	163,150	33,860
Deferred compensation	-0-	54,608	156,832
Other book / tax differences, net	(569,472)	(835,594)	(125,425)

Taxable income before adjustments	7,156,143	5,554,940	6,750,792
Add/(Less) capital gains (losses)	5,100,437	2,908,322	1,175,321
Estimated taxable income subject to 90% dividend requirement	$12,256,580	$8,463,262	$7,926,113

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended September 30, 2012, 2011 and 2010:

	2012
	Estimated (unaudited)	2011 Actual	2010 Actual

Cash dividends paid	$23,339,255	$21,161,033	$18,466,225
Less: Portion designated capital (gains) losses distribution	(5,100,437)	(2,908,322)	(1,175,321)
Less: Return of capital	(5,569,549)	(5,403,932)	(6,118,373)
Estimated dividends paid deduction	$12,669,269	$12,848,779	$11,172,531

NOTE 14 - SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Common Stock

The Company implemented a dividend reinvestment and stock purchase plan (the DRIP) effective December 15, 1987, as amended.  Under the terms of the DRIP and subsequent amendments, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at a discounted price directly from the Company, from authorized but unissued shares of the Company common stock.  According to the terms of the DRIP, shareholders may also purchase additional shares by making optional cash payments monthly.  On March 13, 2012, the Company temporarily suspended its DRIP and as of August 2, 2012, the DRIP was reinstated.

Amounts received, including dividend reinvestment of $2,424,924, $5,281,032 and $4,646,598 in 2012, 2011 and 2010, respectively, and shares issued in connection with the DRIP for the years ended September 30, 2012, 2011 and 2010 were as follows:

	2012	2011	2010

Amounts Received	$13,094,616	$19,372,335	$15,930,405
Shares Issued	1,503,904	2,478,735	2,253,074

The following cash distributions were paid to common shareholders during the years ended September 30, 2012, 2011 and 2010:

	2012		2011		2010

Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

December 31	$5,589,111	$ .15	$5,114,841	$ .15	$4,176,791	$ .15
March 31	6,025,106.15		5,224,513.15		4,269,670.15
June 30	6,035,531.15		5,358,515.15		4,964,914.15
September 30	6,066,850.15		5,463,164.15		5,054,850.15
	$23,716,598	$ .60	$21,161,033	$ .60	$18,466,225	$ .60

On October 1, 2012 the Board of Directors declared a dividend of $0.15 per share to be paid on December 17, 2012 to shareholders of record on November 15, 2012.

Preferred Stock

Prior to the offering described herewith, the Company had outstanding 1,322,500 shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value as of September 30, 2010 was $0.01 per share (Series A Preferred Stock).  On October 14, 2010, the Company sold 817,250 shares of its Series A Preferred Stock in a registered direct placement at $24.00 per share.  The Company received net proceeds of approximately $19,000,000 and used the net proceeds from the offering to purchase additional properties in the ordinary course of business and for general corporate purposes, including the repayment of indebtedness.  The Company now has a total of 2,139,750 shares of Series A Preferred Stock outstanding representing an aggregate liquidation preference of $53,493,750.

The annual dividend of the Series A Preferred Stock is $1.90625 per share, or 7.625% of the $25.00 per share liquidation value, is payable quarterly in arrears on March 15, June 15, September 15, and December 15.  The Series A Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series A Preferred Stock is not redeemable prior to December 5, 2011. On and after December 5, 2011, at any time and from time to time, the Series A Preferred Stock will be redeemable in whole, or in part, at the

Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

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

 The Board of Directors has declared and paid the following dividends on the Series A Preferred Stock for the years ended September 30, 2012, 2011 and 2010:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/4/11	11/15/11	12/15/11	1,019,804	$0.4765625
1/18/12	2/15/12	3/15/12	1,019,805	0.4765625
4/18/12	5/15/12	6/15/12	1,019,805	0.4765625
7/9/12	8/15/12	9/17/12	1,019,805	0.4765625
			$4,079,219	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/6/10	11/15/10	12/15/10	1,019,804	$0.4765625
1/13/11	2/15/11	3/15/11	1,019,805	0.4765625
4/7/11	5/16/11	6/15/11	1,019,805	0.4765625
7/11/11	8/15/11	9/15/11	1,019,805	0.4765625
			$4,079,219	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/6/09	11/16/09	12/15/09	$630,303	$0.4765625
1/13/10	2/16/10	3/15/10	630,304	0.4765625
4/9/10	5/17/10	6/15/10	630,303	0.4765625
7/1/10	8/16/10	9/15/10	630,304	0.4765625
			$2,521,214	$1.90625

On October 1, 2012, the Board of Directors declared a quarterly dividend of $0.4765625 per share of its Series A Preferred Stock to be paid December 17, 2012 to shareholders of record as of November 15, 2012.

On June 7, 2012 and June 21, 2012, the Company issued 2,000,000 and 300,000 shares, respectively, of 7.875% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (Series B Preferred Stock), at an offering price of $25.00 per share in an underwritten public offering.  The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $55,033,000 and intends to use the net proceeds from the offering to purchase properties in the ordinary course of business and for general corporate purposes.  Dividends on the Series B preferred shares are cumulative from the date Series B preferred shares were first issued and payable quarterly at an annual rate of $1.96875.  The Series B Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock and equal to any equity securities that we may issue in the future, the terms of which specifically provide that such equity securities rank equal to the Series B Preferred Stock.  As of September 30, 2012, the Company had outstanding 2,300,000 shares of Series B Preferred Stock, with an aggregate liquidation preference of $57,500,000.

The annual dividend of the Series B Preferred Stock is $1.96875 per share, or 7.875% of the $25.00 per share liquidation value, is payable quarterly in arrears on March 15, June 15, September 15, and December 15.  The Series B Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased.  Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series B Preferred Stock is not redeemable prior to June 7, 2017.  On and after June 7, 2017, at any time  and from time to time, the Series B Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

Upon the occurrence of a Delisting Event, as defined in the Prospectus, the Company may, at its option and subject to certain conditions, redeem the Series B Preferred Stock, in whole or in part, within 90 days after the Delisting Event, for a cash redemption price per share of Series B Preferred Stock equal to $25.00 plus any accumulated and unpaid dividends thereon (whether or not declared), to, but not including, the redemption date.

Upon the occurrence of a Change of Control, as defined in the Prospectus, the Company may, at its option and subject to certain conditions, redeem the Series B Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred, for a cash redemption price per share of Series B Preferred Stock equal to $25.00 plus any accumulated and unpaid dividends thereon (whether or not declared) to, but not including, the redemption date.

The Board of Directors has declared and paid the following dividend on the Series B Preferred Stock for the year ended September 30, 2012 which covered the period June 7, 2012 through August 31, 2012:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

7/9/12	8/15/12	9/17/12	$1,056,563	$0.459375
			$1,056,563	$0.459375

On October 1, 2012, the Board of Directors declared a quarterly dividend of $0.4921875 per share to be paid December 17, 2012 to shareholders of record as of November 15, 2012.

Treasury Stock

On June 29, 2011, the Board of Directors reaffirmed its Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock.  The repurchase program was originally created on March 3, 2009 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the repurchase program will be held as treasury shares.  During fiscal year 2009, the Company purchased 5,000 shares of its common stock for $4.98 per

share for a total $24,905 on the open market.  There were no purchases under the repurchase program in fiscal years 2012 or 2011.   During the fiscal year ended 2012, the Company distributed the 5,000 shares which were held in treasury to shareholders through the Dividend Reinvestment and Stock Purchase Plan (DRIP).  The Company holds no shares in treasury as of September 30, 2012.  The maximum dollar value that may be purchased under the repurchase program as of September 30, 2012 is $10,000,000.

Noncontrolling Interest

The following table summarizes the changes in the noncontrolling interests since October 1, 2010:

	2012	2011

Beginning Balance	$28,588	$2,477,753
Net Income Attributable to Noncontrolling Interest	101,975	84,953
Distributions to Noncontrolling Interests	(80,536)	(160,868)
Purchase of Noncontrolling Interest in Wheeling Partners, LLC	-0-	(2,373,250)
Ending Balance	$50,027	$28,588

The noncontrolling interest balances as of September 30, 2012 and 2011 are included in Other liabilities in the accompanying Consolidated Balance Sheets.

NOTE 15 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets was determined using the following inputs at September 30, 2012:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:
Securities available for sale	$61,685,173	$61,685,173	$-0-	$-0-
September 30, 2011:
Securities available for sale	$44,265,059	$44,265,059	$-0-	$-0-
Real estate held for sale	2,561,727	-0-	2,561,727	-0-

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

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At September 30, 2012, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $249,881,000 and $237,943,911, respectively.

NOTE 16 - CASH FLOW

During 2012, 2011 and 2010, the Company paid cash for interest of $14,834,331, $14,890,277 and $15,111,877, respectively.

During 2012, 2011 and 2010, the Company had $2,424,924, $5,281,032 and $4,646,598, respectively, of dividends which were reinvested that required no cash transfers.

During fiscal 2012, $150,000 of the 2013 Debentures was converted at the option of the holder into 16,375 shares of the Company’s common stock.

During fiscal 2011, the Company assumed mortgages in connection with the acquisitions of the two industrial properties in Lebanon, Tennessee and Rockford, Illinois with a balance of $10,577,988 upon assumption.

NOTE 17 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company can be subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

The Company has entered into agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed in Kentucky, Minnesota, Mississippi, Pennsylvania, Texas, Virginia and Wisconsin totaling approximately 1,832,000 square feet to be net-leased for 10 or more years, of which approximately 664,000 square feet or 36% will be leased to FedEx Ground Packaging System.  The aggregate purchase price for the eight properties is approximately $109,000,000.  Subject to satisfactory due diligence, we anticipate closing these eight transactions during fiscal 2013 and fiscal 2014.

NOTE 18 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On October 23, 2012, the Company refinanced its existing mortgage loan on the Tolleson, AZ property with a balance of $5,169,748 at an interest rate of 5.8% due December 1, 2012 for an $8,000,000 mortgage at a fixed rate of 3.95% due November 1, 2022.

Pursuant to notice given on October 29, 2012, Monmouth Capital redeemed the 2013 and 2015 Debentures on November 30, 2012 (Redemption Date) for the full principal amount plus accrued interest through the Redemption Date.  Between October 1, 2012 and November 30, 2012, $3,500,000 of the Debentures was converted to 382,091 shares of common stock and $5,115,000 was redeemed.

In October 2012, the Company’s tenant at its Monroe, NC location exercised its early termination option. The Company received a lump sum termination payment of base rent in October 2012 of $423,860 plus reimbursement of real estate, insurance, maintenance and repairs of $153,086 covering the period November 1, 2012 through July 31, 2013.

On November 9, 2012, the Company purchased a 172,000 square foot industrial building located in Livonia, Michigan.  The building is 100% net leased to FedEx Ground Packaging System, Inc. through March 31, 2022.  The purchase price was $14,350,000.  The Company obtained a mortgage of $9,500,000 at a fixed interest rate of 4.45% for 14 years and paid the remaining amount with cash on hand.  This mortgage matures on December 1, 2026.  Annual rental income over the remaining term of the lease is approximately $1,194,000.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2012	12/31/11	3/31/12	6/30/12	9/30/12

Rental and Reimbursement Revenue	$12,795,474	$12,651,803	$11,994,558	$13,046,935
Lease Termination Income	-0-	3,222,283	-0-	-0-
Total Expenses	6,704,688	6,407,556	6,711,773	6,833,094
Other Income (Expense)	(744,391)	(1,206,498)	(3,049,524)	(3,388,662)
Income from Continuing Operations	5,346,395	8,260,032	2,233,261	2,825,179
Income from Discontinued Operations (1)	19,628	-0-	-0-	-0-
Net Income	5,366,023	8,260,032	2,233,261	2,825,179
Net Income Attributable to Common Shareholders	4,346,218	7,240,227	911,582	673,342
Net Income Attributable to Common Shareholders per share	$0.11	$0.18	$0.02	$0.02

FISCAL 2011	12/31/10	3/31/11	6/30/11	9/30/11

Rental and Reimbursement Revenue	$12,036,869	$12,088,871	$12,057,747	$11,957,997
Total Expenses	6,577,841	5,933,229	5,909,511	6,180,970
Other Income (Expense)	(734,023)	(2,408,586)	(2,159,195)	(3,085,799)
Income from Continuing Operations	4,725,005	3,747,056	3,989,041	2,691,228
Income from Discontinued Operations (1)	61,177	67,081	69,262	68,348
Net Income	4,786,182	3,814,137	4,058,303	2,759,576
Net Income Attributable to Common Shareholders	3,766,377	2,794,332	3,038,499	1,739,771
Net Income Attributable to Common Shareholders per share	$0.11	$0.08	$0.09	$0.04

(1)

During 2012 and 2011, the Company designated the Quakertown, Pennsylvania property as held for sale.

Certain amounts in the Selected Quarterly Financial Data for the prior quarters have been reclassified to conform to the financial statement presentation for the current year.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2012

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition
Shopping Center
Somerset, NJ	$-0-	$55,182	$637,097	$683,934
Vacant Land
Shelby County, TN	-0-	11,065	-0-	-0-
El Paso, TX	-0-	1,136,953	-0-	-0-
Corporate Office
Freehold, NJ	-0-	-0-	21,286	-0-
Industrial Building
Monaca, PA	-0-	330,772	878,081	1,740,778
Orangeburg, NY	-0-	694,720	2,977,372	18,626
Greensboro, NC	-0-	327,100	1,853,700	14,546
Ridgeland, MS	-0-	218,000	1,233,500	399,294
Urbandale, IA	-0-	310,000	1,758,000	93,895
Richland, MS	-0-	211,000	1,195,000	72,000
O'Fallon, MO	-0-	264,000	3,302,000	334,602
Fayetteville, NC	3,393,480	172,000	4,467,885	213,229
Schaumburg, IL	-0-	1,039,800	3,694,320	233,519
Burr Ridge, IL	127,858	270,000	1,236,599	57,163
Romulus, MI	2,811,133	531,000	3,653,883	298,730
Liberty, MO	259,672	735,222	6,498,324	110,952
Omaha, NE	566,053	1,170,000	4,425,500	93,905
Charlottesville, VA	506,266	1,170,000	2,845,000	57,518
Jacksonville, FL	2,551,257	1,165,000	4,668,080	322,420
West Chester Twp, OH	2,918,809	695,000	3,342,000	1,024,253
Richmond, VA (FDX)	1,692,150	1,160,000	6,413,305	139,758
St. Joseph, MO	3,041,207	800,000	11,753,964	562,906
Newington, CT	883,732	410,000	2,961,000	19,459
Cudahy, WI	1,554,081	980,000	5,050,997	3,342,675
Beltsville, MD	7,621,060	3,200,000	5,958,773	5,228,011
Granite City, IL	3,711,003	340,000	12,046,675	-0-
Monroe, NC	1,609,176	500,000	4,981,022	8,800
Winston-Salem, NC	-0-	980,000	5,610,000	308,426
Elgin, IL	2,139,149	1,280,000	5,529,488	51,007
Tolleson, AZ	5,233,830	1,320,000	13,329,000	510,496
Ft. Myers, FL	2,126,128	1,910,000	2,499,093	568,356
Edwardsville, KS	2,184,083	1,185,000	5,815,148	25,253
Tampa, FL (FDX Gr)	9,125,605	5,000,000	12,660,003	59,822
Denver, CO	2,138,347	1,150,000	3,890,300	1,313,751
Hanahan, SC (Norton)	6,806,437	1,129,000	11,831,321	12,153
Hanahan, SC (FDX)	2,079,725	930,000	3,426,362	3,250,308
Augusta, GA (FDX Gr)	1,512,799	614,406	3,026,409	1,688,059
Huntsville, AL	1,517,136	748,115	2,724,418	1,276,113
Richfield, OH	4,323,512	1,000,000	7,197,945	10,788
Colorado Springs, CO	2,331,135	1,270,000	3,821,000	2,104,115
Tampa, FL (FDX)	4,755,184	2,830,000	4,704,531	31,186

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2012

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition
Griffin, GA	$8,219,757	$760,000	$13,692,115	$416,742
Roanoke, VA	3,617,193	1,853,000	4,817,298	145,399
Orion, MI	10,453,436	3,630,000	13,053,289	-0-
Carlstadt, NJ	2,442,483	1,194,000	3,645,501	-0-
Wheeling, IL	4,792,255	5,112,120	9,186,606	4,238,017
White Bear Lake, MN	-0-	1,393,000	3,764,126	-0-
Cheektowaga, NY	1,414,778	4,768,000	3,883,971	2,280,086
Richmond, VA (Carrier)	-0-	446,000	3,910,500	14,415
Montomgery, IL	5,149,186	2,000,000	9,225,683	72,684
Tampa, FL (Vacant)	2,547,002	1,867,000	3,684,794	65,080
Augusta, GA (FDX)	1,075,398	380,000	1,400,943	145,989
Lakeland, FL	1,314,513	261,000	1,621,163	51,055
El Paso, TX	4,556,424	2,088,242	4,514,427	16,980
Chattanooga, TN	2,370,566	300,000	4,464,711	2,560
Bedford Heights, OH	3,334,608	990,000	4,893,912	736,401
Kansas City, MO	2,754,812	660,000	4,049,832	38,542
Punta Gorda, FL	2,430,666	660,000	3,444,915	-0-
Cocoa, FL	6,159,845	1,881,317	8,623,564	16,577
Orlando, FL	5,172,705	2,200,000	6,133,800	159,104
Topeka, KS	2,192,408	-0-	3,679,843	-0-
Memphis, TN	9,478,694	1,220,000	13,380,000	-0-
Houston, TX	4,597,844	1,730,000	6,320,000	19,652
Carrollton, TX	10,426,352	1,500,000	16,240,000	-0-
Ft. Mill, SC	3,881,926	1,670,000	10,045,000	-0-
Lebanon, TN	8,364,855	2,230,000	11,985,126	-0-
Rockford, IL	1,850,372	1,100,000	4,440,000	-0-
Edinburg, TX	4,569,920	1,000,000	6,414,000	-0-
Streetsboro, OH	12,387,391	1,760,000	17,840,000	-0-
Corpus Christi, TX	3,012,724	-0-	4,764,500	-0-
Halfmoon, NY	4,158,552	1,190,000	4,335,600	-0-
Lebanon, OH	2,974,113	240,000	4,176,000	-0-
Olive Branch, MS	10,807,516	800,000	13,750,000	-0-
Oklahoma City, OK	6,134,146	1,410,000	8,043,000	-0-
Waco, TX	5,781,464	1,350,000	7,383,000	-0-
	$237,943,911	$88,887,014	$424,725,600	$34,700,089

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2012

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2012
Description	Land	Bldg & Imp	Total
Shopping Center
Somerset, NJ	$55,182	$1,321,031	$1,376,213
Vacant Land
Shelby County, TN	11,065	-0-	11,065
El Paso, TX	1,136,953	-0-	1,136,953
Corporate Office
Freehold, NJ	-0-	21,286	21,286
Industrial Building
Monaca, PA	330,772	2,618,859	2,949,631
Orangeburg, NY	694,720	2,995,998	3,690,718
Greensboro, NC	327,100	1,868,246	2,195,346
Ridgeland, MS	218,000	1,632,794	1,850,794
Urbandale, IA	310,000	1,851,895	2,161,895
Richland, MS	211,000	1,267,000	1,478,000
O'Fallon, MO	264,000	3,636,602	3,900,602
Fayetteville, NC	172,000	4,681,114	4,853,114
Schaumburg, IL	1,039,800	3,927,839	4,967,639
Burr Ridge, IL	270,000	1,293,762	1,563,762
Romulus, MI	531,000	3,952,613	4,483,613
Liberty, MO	735,222	6,609,276	7,344,498
Omaha, NE	1,170,000	4,519,405	5,689,405
Charlottesville, VA	1,170,000	2,902,518	4,072,518
Jacksonville, FL	1,165,000	4,990,500	6,155,500
West Chester Twp, OH	695,000	4,366,253	5,061,253
Richmond, VA	1,160,000	6,553,063	7,713,063
St. Joseph, MO	800,000	12,316,870	13,116,870
Newington, CT	410,000	2,980,459	3,390,459
Cudahy, WI	980,000	8,393,672	9,373,672
Beltsville, MD	3,200,000	11,186,784	14,386,784
Granite City, IL	340,000	12,046,675	12,386,675
Monroe, NC	500,000	4,989,822	5,489,822
Winston-Salem, NC	980,000	5,918,426	6,898,426
Elgin, IL	1,280,000	5,580,495	6,860,495
Tolleson, AZ	1,320,000	13,839,496	15,159,496
Ft. Myers, FL	1,910,000	3,067,449	4,977,449
Edwardsville, KS	1,185,000	5,840,401	7,025,401
Tampa, FL (FDX Gr)	5,000,000	12,719,825	17,719,825
Denver, CO	1,150,000	5,204,051	6,354,051
Hanahan, SC (Norton)	1,129,000	11,843,474	12,972,474
Hanahan, SC (FDX)	930,000	6,676,670	7,606,670
Augusta, GA (FDX Gr)	614,406	4,714,468	5,328,874
Huntsville, AL	748,115	4,000,531	4,748,646
Richfield, OH	1,000,000	7,208,733	8,208,733
Colorado Springs, CO	1,270,000	5,925,115	7,195,115
Tampa, FL (FDX)	2,830,000	4,735,717	7,565,717

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2012

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2012
Description	Land	Bldg & Imp	Total
Griffin, GA	760,000	14,108,857	14,868,857
Roanoke, VA	1,853,000	4,962,697	6,815,697
Orion, MI	3,630,000	13,053,289	16,683,289
Carlstadt, NJ	1,194,000	3,645,501	4,839,501
Wheeling, IL	5,112,120	13,424,623	18,536,743
White Bear Lake, MN	1,393,000	3,764,126	5,157,126
Cheektowaga, NY	4,768,000	6,164,057	10,932,057
Richmond, VA (Carrier)	446,000	3,924,915	4,370,915
Montomgery, IL	2,000,000	9,298,367	11,298,367
Tampa, FL (Vacant)	1,867,000	3,749,874	5,616,874
Augusta, GA (FDX)	380,000	1,546,932	1,926,932
Lakeland, FL	261,000	1,672,218	1,933,218
El Paso, TX	2,088,242	4,531,407	6,619,649
Chattanooga, TN	300,000	4,467,271	4,767,271
Bedford Heights, OH	990,000	5,630,313	6,620,313
Kansas City, MO	660,000	4,088,374	4,748,374
Punta Gorda, FL	660,000	3,444,915	4,104,915
Cocoa, FL	1,881,317	8,640,141	10,521,458
Orlando, FL	2,200,000	6,292,904	8,492,904
Topeka, KS	-0-	3,679,843	3,679,843
Memphis, TN	1,220,000	13,380,000	14,600,000
Houston, TX	1,730,000	6,339,652	8,069,652
Carrollton, TX	1,500,000	16,240,000	17,740,000
Ft. Mill, SC	1,670,000	10,045,000	11,715,000
Lebanon, TN	2,230,000	11,985,126	14,215,126
Rockford, IL	1,100,000	4,440,000	5,540,000
Edinburg, TX	1,000,000	6,414,000	7,414,000
Streetsboro, OH	1,760,000	17,840,000	19,600,000
Corpus Christi, TX	-0-	4,764,500	4,764,500
Halfmoon, NY	1,190,000	4,335,600	5,525,600
Lebanon, OH	240,000	4,176,000	4,416,000
Olive Branch, MS	800,000	13,750,000	14,550,000
Oklahoma City, OK	1,410,000	8,043,000	9,453,000
Waco, TX	1,350,000	7,383,000	8,733,000
	$88,887,014	$459,425,689	$548,312,703

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2012

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life
Shopping Center
Somerset, NJ	$1,231,990	1970	1970	10-33
Vacant Land
Shelby County, TN	-0-	N/A	2007	N/A
El Paso, TX	-0-	N/A	2011	N/A
Corporate Office
Freehold, NJ	-0-	N/A	N/A	N/A
Industrial Building
Monaca, PA (1)	1,428,973	1977	1977	5-31.5
Orangeburg, NY	1,895,069	1990	1993	31.5
Greensboro, NC	1,114,406	1988	1993	31.5
Ridgeland, MS	899,173	1988	1993	39
Urbandale, IA	882,118	1985	1994	39
Richland, MS	582,634	1986	1994	39
O'Fallon, MO	1,621,699	1989	1994	39
Fayetteville, NC	1,842,294	1996	1997	39
Schaumburg, IL	1,619,306	1997	1997	39
Burr Ridge, IL	488,730	1997	1997	39
Romulus, MI	1,378,495	1998	1998	39
Liberty, MO	2,441,763	1997	1998	39
Omaha, NE	1,603,564	1999	1999	39
Charlottesville, VA	999,987	1998	1999	39
Jacksonville, FL	1,696,887	1998	1999	39
West Chester Twp, OH	1,297,099	1999	2000	39
Richmond, VA	1,936,978	2000	2001	39
St. Joseph, MO	3,465,734	2000	2001	39
Newington, CT	884,985	2001	2001	39
Cudahy, WI	1,969,852	2001	2001	39
Beltsville, MD	2,351,977	2000	2001	39
Granite City, IL	3,244,570	2001	2001	39
Monroe, NC	1,341,689	2001	2001	39
Winston-Salem, NC	1,521,026	2001	2002	39
Elgin, IL	1,496,734	2002	2002	39
Tolleson, AZ	3,335,739	2002	2002	39
Ft. Myers, FL (2)	660,122	1974	2002	39
Edwardsville, KS	1,433,443	2002	2003	39
Tampa, FL (FDX Gr)	2,763,402	2004	2004	39
Denver, CO	903,421	2005	2005	39
Hanahan, SC (Norton)	2,276,834	2002	2005	39
Hanahan, SC (FDX)	1,032,159	2005	2005	39
Augusta, GA (FDX Gr)	774,218	2005	2005	39
Huntsville, AL	510,105	2005	2005	39
Richfield, OH	1,202,814	2006	2006	39
Colorado Springs, CO	877,667	2006	2006	39

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2012

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life
Tampa, FL (FDX)	767,388	2006	2006	39
Griffin, GA (3)	2,319,710	2002/2005	2006	39
Roanoke, VA	685,905	1996	2007	39
Orion, MI	1,807,744	2007	2007	39
Carlstadt, NJ	492,682	1977	2007	39
Wheeling, IL	2,337,076	2003	2007	39
White Bear Lake, MN	543,659	2001	2007	39
Cheektowaga, NY	886,462	2002	2007	39
Richmond, VA (Carrier)	551,701	2004	2007	39
Montomgery, IL	1,325,332	2004	2007	39
Tampa, FL (Vacant)	543,390	1989	2007	39
Augusta, GA (FDX)	199,303	1993	2007	39
Lakeland, FL	236,601	1993	2007	39
El Paso, TX	637,099	2005	2007	39
Chattanooga, TN	631,479	2002	2007	39
Bedford Heights, OH	784,572	1998	2007	39
Kansas City, MO	576,788	2002	2007	39
Punta Gorda, FL	476,335	2007	2007	39
Cocoa, FL	1,007,832	2006	2008	39
Orlando, FL	764,200	1997	2008	39
Topeka, KS	330,329	2006	2009	39
Memphis, TN	857,700	1994	2010	39
Houston, TX	407,844	2005	2010	39
Carrollton TX	1,041,025	2009	2010	39
Ft. Mill, SC	643,910	2009	2010	39
Lebanon, TN	460,958	1993	2011	39
Rockford, IL	170,769	1998-2008	2011	39
Edinburg, TX	246,692	2011	2011	39
Streetsboro, OH	228,720	2012	2012	39
Corpus Christi, TX	61,083	2012	2012	39
Halfmoon, NY	55,585	2012	2012	39
Lebanon, OH	53,538	2012	2012	39
Olive Branch, MS	88,141	2012	2012	39
Oklahoma City, OK	68,744	2012	2012	39
Waco, TX	47,327	2012	2012	39
	$79,345,279

(1) Buildings and improvements reacquired in 1986.
(2) Property was renovated in 2001.
(3) Property consists of 2 buildings.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2012

(1)

Reconciliation

                                                           REAL ESTATE INVESTMENTS

	9/30/2012	9/30/2011	9/30/2010

Balance-Beginning of Year	$479,751,725	$450,989,454	$397,998,771
Additions:		.
Acquisitions	67,042,100	28,302,726	52,107,355
Improvements	4,358,715	1,445,202	883,328
Total Additions	71,400,815	29,747,928	52,990,683
Deletions:
Sales	(2,820,000)	-0-	-0-
Fully Depreciated Assets	(19,837)	(985,657)	-0-
Total Deletions	(2,839,837)	(985,657)	-0-

Balance-End of Year	$548,312,703	$479,751,725	$450,989,454

                      ACCUMULATED DEPRECIATION

	9/30/2012	9/30/2011	9/30/2010

Balance-Beginning of Year	$68,166,442	$58,800,741	$49,393,929
Depreciation	11,471,070	10,351,358	9,406,812
Sales	(272,396)	-0-	-0-
Fully Depreciated Assets	(19,837)	(985,657)	-0-

Balance-End of Year	$79,345,279	$68,166,442	$58,800,741

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30,

 (1)

Reconciliation

	2012	2011	2010
Balance – Beginning of Year	$ 479,751,725	$ 450,989,454	$ 397,998,771
Additions:
Somerset, NJ	18,716	-0-	-0-
Freehold, NJ	21,286	-0-	-0-
Monaca, PA	155,149	384,647	7,235
Orangeburg, NY	-0-	-0-	4,715
Greensboro, NC	-0-	-0-	2,200
Jackson, MS	3,659	3,164	118,702
Urbandale, IA	-0-	-0-	-0-
Richland, MS	-0-	-0-	-0-
O’Fallon, MO	-0-	33,414	33,413
Fayetteville, NC	-0-	-0-	-0-
Schaumburg, IL	80,259	4,614	-0-
Burr Ridge, IL	14,046	4,709	5,342
Romulus, MI	266,181	-0-	20,471
Liberty, MO	66,754	44,198	-0-
Omaha, NE	-0-	5,160	2,533
Charlottesville, VA	-0-	49,818	3,500
Jacksonville, FL	68,239	11,293	22,976
West Chester Twp, OH	-0-	-0-	-0-
Richmond, VA	9,670	16,223	90,600
St. Joseph, MO	562,906	-0-	-0-
Newington, CT	-0-	2,430	11,543
Cudahy, WI	6,648	-0-	11,824
Beltsville, MD	24,545	-0-	-0-
Granite City, IL	-0-	-0-	-0-
Monroe, NC	6,550	-0-	2,250
Winston Salem, NC	261,945	-0-	4,275
Elgin, IL	51,007	-0-	-0-
Tolleson, AZ	503,054	7,442	-0-
Ft. Myers, FL	510,160	16,245	-0-
Edwardsville, KS	5,000	-0-	-0-
Tampa, FL (FDX Ground)	4,962	54,860	-0-
Denver, CO	-0-	5,235	-0-
Hanahan, SC (Norton)	-0-	-0-	-0-
Hanahan, SC (FDX)	-0-	-0-	192
Augusta, GA	2,500	1,406	3,975
Huntsville, AL	1,275,078	6,650	-0-
Richfield, OH	8,350	-0-	2,438
Colorado Springs, CO	6,475	-0-	-0-
Tampa, FL (FDX)	27,300	4,115	(229)
Griffin, GA	-0-	-0-	-0-
Roanoke, VA	-0-	93,234	52,165
Orion, MI	-0-	-0-	-0-
Carlstadt, NJ	-0-	-0-	-0-
Wheeling, IL	23,511	(1)	-0-
White Bear Lake, MN	-0-	-0-	-0-
Cheektowaga, NY	8,507	16,188	219,983
Richmond, VA (Carrier)	-0-	-0-	14,415

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30,

(1)

Reconciliation (cont’d)

	2012	2011	2010
Montgomery, IL	56,205	-0-	16,479
Tampa, FL (Vacant)	-0-	20,970	44,110
Augusta, GA (FDX)	145,989	-0-	-0-
Lakeland, FL	36,770	14,285	-0-
El Paso, TX	11,980	5,000	-0-
Chattanooga, TN	-0-	-0-	2,560
Bedford Heights, OH	56,314	621,473	56,856
Kansas City, MO	20,000	-0-	-0-
Punta Gorda, FL	-0-	2,923	-0-
Cocoa, FL	-0-	11,859	4,716
Orlando, FL	18,349	3,648	124,246
Topeka, KS	-0-	-0-	(157)
Memphis, TN	-0-	-0-	14,600,000
Houston, TX	17,298	-0-	8,052,355
Carrollton, TX	-0-	-0-	17,740,000
Ft. Mill, SC	-0-	-0-	11,715,000
Lebanon, TN	-0-	14,215,126	-0-
Rockford, IL	-0-	5,540,000	-0-
El Paso, TX (Land)	3,353	1,133,600	-0-
Edinburg, TX	-0-	7,414,000	-0-
Streetsboro, OH	9,453,000	-0-	-0-
Corpus Christi, TX	19,600,000	-0-	-0-
Halfmoon, NY	4,764,500	-0-	-0-
Lebanon, OH	5,525,600	-0-	-0-
Olive Branch, MS	14,550,000	-0-	-0-
Oklahoma City, OK	4,416,000	-0-	-0-
Waco, TX	8,733,000	-0-	-0-
Total Additions	71,400,815	29,747,928	52,990,683
Total Disposals	(2,839,837)	(985,657)	(-0-)
Balance – End of Year	$ 548,312,703	$ 479,751,725	$ 450,989,454

(2)

The aggregate cost for Federal tax purposes approximates historical cost.

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT

CORPORATION

(Registrant)

Date:  December 11, 2012

By:       /s/ Eugene W. Landy

Eugene W. Landy, President, Chief

              Executive Officer and Director, its principal executive officer

Date:  December 11, 2012

By:       /s/ Kevin S. Miller

Kevin S. Miller, Chief Financial Officer, its principal financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  December 11, 2012

By:       /s/ Eugene W. Landy

Eugene W. Landy, President, Chief

              Executive Officer and Director

Date:  December 11, 2012

By:       /s/ Anna T. Chew

             Anna T. Chew, Treasurer and Director

Date:  December 11, 2012

By:       /s/ Daniel D. Cronheim

             Daniel D. Cronheim, Director

Date:  December 11, 2012

By:     /s/ Catherine B. Elflein

           Catherine B. Elflein, Director

Date:  December 11, 2012

By:       /s/ Neal Herstik

            Neal Herstik, Director

Date:  December 11, 2012

By:       /s/ Matthew I. Hirsch

             Matthew I. Hirsch, Director

Date:  December 11, 2012

By:       /s/   Michael P. Landy

              Michael P. Landy

                                                                                     Chairman of Executive Committee, Chief Operating

Officer and Director

Date:  December 11, 2012

By:       /s/ Samuel A. Landy

             Samuel A. Landy, Director

Date:  December 11, 2012

By:       /s/ Scott L. Robinson

             Scott L. Robinson, Director

Date:  December 11, 2012

By:       /s/   Eugene Rothenberg

             Eugene Rothenberg, Director

Date:  December 11, 2012

By:       /s/   Stephen B. Wolgin

             Stephen B. Wolgin, Director