Form 10-Q
period 2012-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2013-02-07
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2012

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

Large accelerated filer Accelerated filer X_ Non-accelerated filer ____ (Do not check if smaller reporting company) Smaller Reporting Company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

The number of shares outstanding of the issuer's common stock par value $0.01 per share as of February 1, 2013 was 41,641,361 shares.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2012

C O N T E N T S

ITEM 1.   Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND SEPTEMBER 30, 2012

ASSETS	December 31, 2012 (Unaudited)	September 30, 2012

Real Estate Investments:
Land	$92,466,114	$88,559,914
Buildings and Improvements	497,149,859	457,557,443
Total Real Estate Investments	589,615,973	546,117,357
Accumulated Depreciation	(81,351,937)	(78,230,873)
Net Real Estate Investments	508,264,036	467,886,484

Real Estate Held for Sale	1,068,097	1,080,940
Cash and Cash Equivalents	10,284,122	24,650,858
Securities Available for Sale at Fair Value	66,786,117	61,685,173
Tenant and Other Receivables	2,642,925	1,116,825
Deferred Rent Receivable	2,362,493	2,214,501
Loans Receivable, net	81,463	87,916
Prepaid Expenses	3,257,417	1,428,454
Financing Costs, net of Accumulated Amortization of $2,595,318 and $2,546,806, respectively	3,766,224	3,213,762
Lease Costs, net of Accumulated Amortization of $1,110,628 and $1,156,699, respectively	1,497,868	1,518,780
Intangible Assets, net of Accumulated Amortization of $7,130,559 and $6,731,014, respectively	7,885,481	7,635,026
Other Assets	2,137,764	1,988,983

TOTAL ASSETS	$610,034,007	$574,507,702

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF DECEMBER 31, 2012 AND SEPTEMBER 30, 2012

LIABILITIES AND SHAREHOLDERS' EQUITY	December 31, 2012 (Unaudited)	September 30, 2012

Liabilities:
Mortgage Notes Payable	$256,286,739	$237,943,911
Subordinated Convertible Debentures	-0-	8,615,000
Loans Payable	27,707,905	5,200,000
Accounts Payable and Accrued Expenses	3,514,161	3,881,769
Other Liabilities	4,122,640	3,179,883

Total Liabilities	291,631,445	258,820,563

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity:
Series A - 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of December 31, 2012 and September 30, 2012	53,493,750	53,493,750
Series B - 7.875% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of December 31, 2012 and September 30, 2012	57,500,000	57,500,000
Common Stock: $0.01 Par Value Per Share, 67,700,000
Authorized as of December 31, 2012 and September 30, 2012;
41,435,022 and 40,696,692 Shares Issued and Outstanding as of
December 31, 2012 and September 30, 2012, respectively	414,350	406,967
Excess Stock - $0.01 Par Value Per Share, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	203,359,423	198,902,485
Accumulated Other Comprehensive Income	3,635,039	5,383,937
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	318,402,562	315,687,139

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$610,034,007	$574,507,702

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

	Three Months Ended
	12/31/12	12/31/11
INCOME:
Rental Revenue	$11,309,254	$10,657,626
Reimbursement Revenue	1,518,236	1,579,840
Lease Termination Income	690,730	-0-
TOTAL INCOME	13,518,220	12,237,466

EXPENSES:
Real Estate Taxes	1,163,514	1,424,603
Operating Expenses	526,624	664,827
General & Administrative Expense	1,295,056	1,015,233
Acquisition Costs	385,862	304,342
Depreciation	3,121,064	2,766,516
TOTAL EXPENSES	6,492,120	6,175,521

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,123,061	949,326
Amortization	(673,654)	(628,457)
Gain on Securities Transactions, net	2,110,768	2,788,458
Interest Expense	(3,875,672)	(3,853,718)
TOTAL OTHER INCOME (EXPENSE)	(1,315,497)	(744,391)

INCOME FROM CONTINUING OPERATIONS	5,710,603	5,317,554

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(4,026)	48,469

NET INCOME	5,706,577	5,366,023

Less: Preferred dividend	2,151,758	1,019,805

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,554,819	$4,346,218

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) – CONTINUED

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

	Three Months Ended
	12/31/12	12/31/11

BASIC INCOME – PER SHARE
Income from Continuing Operations	$0.14	$0.14
Income from Discontinued Operations	-0-	-0-
Net Income	0.14	0.14
Less: Preferred Dividend	(0.05)	(0.02)
Net Income Attributable to Common Shareholders - Basic	$0.09	$0.12

DILUTED INCOME – PER SHARE
Income from Continuing Operations	$0.14	$0.14
Income from Discontinued Operations	-0-	-0-
Net Income	0.14	0.14
Less: Preferred Dividend	(0.05)	(0.02)
Net Income Attributable to Common Shareholders - Diluted	$0.09	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	40,902,500	37,392,682
Diluted	41,110,269	37,472,139

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

	Three Months Ended
	12/31/12	12/31/11

Net Income	$5,706,577	$5,366,023
Other Comprehensive Income:
Unrealized Holding Gains Arising During
the Period	361,870	1,677,147
Reclassification Adjustment for Net Gains
Realized in Income	(2,110,768)	(2,788,458)
TOTAL COMPREHENSIVE INCOME	3,957,679	4,254,712

Less: Preferred Dividend	2,151,758	1,019,805
COMPREHENSIVE INCOME ATTRIBUTABLE
TO COMMON SHAREHOLDERS	$1,805,921	$3,234,907

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES (MREIC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,706,577	$5,366,023
Noncash Items Included in Net Income:
Depreciation	3,133,907	2,785,655
Amortization	680,905	636,837
Stock Compensation Expense	79,527	64,323
Gain on Securities Transactions, net	(2,110,768)	(2,788,458)
Changes In:
Tenant, Deferred Rent and Other Receivables	(1,649,722)	(346,066)
Prepaid Expenses	(1,828,963)	(489,402)
Other Assets and Lease Costs	385,461	247,686
Accounts Payable, Accrued Expenses and Other Liabilities	595,282	285,318
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,992,206	5,761,916

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets, net of deposits	(43,042,470)	(34,810,600)
Capital Improvements	(762,416)	(664,442)
Proceeds on Sale of Real Estate	-0-	2,553,507
Deposits on Acquisition of Real Estate	(1,150,000)	(500,000)
Collections on Loans Receivable	6,453	49,546
Proceeds from Sale of Securities Available for Sale	4,042,158	9,116,605
Purchase of Securities Available for Sale	(8,781,232)	(8,124,034)
NET CASH USED IN INVESTING ACTIVITIES	(49,687,507)	(32,379,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Loans	22,507,905	2,594,906
Repurchase of Subordinated Convertible Debentures	(5,115,000)	(125,000)
Proceeds from Mortgages	35,000,000	28,820,000
Principal Payments on Mortgages	(16,657,172)	(18,048,708)
Financing Costs Paid on Debt	(565,252)	(965,410)
Net Distributions to Noncontrolling Interests	(20,133)	(27,117)
Proceeds from the Exercise of Stock Options	-0-	37,050
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	-0-	16,202,802
Proceeds from Issuance of Common Stock in the DRIP, net of reinvestments	1,859,191	5,848,195
Preferred Dividends Paid	(2,151,758)	(1,019,805)
Common Dividends Paid, net of reinvestments	(4,529,216)	(4,358,415)
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,328,565	28,958,498

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,366,736)	2,340,996
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	24,650,858	6,376,808
CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,284,122	$8,717,804

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2012

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation together with its consolidated subsidiaries (MREIC, the Company, or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  As of December 31, 2012 and September 30, 2012, rental properties consisted of seventy-four and seventy-two property holdings, respectively.  These properties are located in twenty-six states:  Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.  In addition, one of the properties that the Company currently owns is through a majority interest in a limited liability company of which the Company consolidates its results of operations and financial condition.  The Company also owns a portfolio of REIT investment securities.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2012.

Certain amounts in the consolidated financial statements for the prior periods presented have been reclassified to conform to the financial statement presentation for the current year.  During fiscal 2011, the Quakertown, PA property was reclassified to held for sale, which resulted in $-0- and $19,628 of income for the three months ended December 31, 2012 and 2011, respectively being reclassified into discontinued operations.  On October 31, 2011, the Quakertown, PA property was sold.  In addition, during fiscal 2013 the Greensboro, NC property was reclassified to held for sale, which resulted in $(4,026) and $28,841 of income (loss) for the three months ended December 31, 2012 and 2011, respectively being reclassified into discontinued operations.  In January 2013, the Company entered into a contract to sell the Greensboro, NC property for $1,525,000 (see Note 4).

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

Under the terms of a lease termination agreement entered into in March 2012 with a tenant located at the Company’s 388,671 square foot property located in St. Joseph, MO, the tenant was required to pay the Company additional rent from September 1, 2012 through November 30, 2012 in the amount of $111,113 per month (pro-rated for any area/time leased to another tenant).  On May 8, 2012, the Company entered into a 5-year lease agreement for this space with another tenant for approximately 256,000 square feet (representing approximately 66% of the space).  In December 2012, the Company received $113,784 in lease termination income representing additional rent from September 1, 2012 through November 30, 2012 for the 34% portion of the space that was not re-leased.

In October 2012, the Company’s tenant at its 160,000 square foot property located in Monroe, NC exercised its early termination option. The Company received a lump sum termination payment of in October 2012 of $576,946 which is calculated based on the period covering November 1, 2012 through July 31, 2013.

The Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS has an early termination option which may be exercised at any time subsequent to December 2013 provided the Company is given six months notice.  The rent per annum for this location is $109,275 and the lease expires in July 2019.  The Company does not anticipate that this tenant will exercise its early termination option and the Company does not have any other leases that contain an early termination option.

Stock Based Compensation

The Company accounts for stock options and restricted stock in accordance with ASC 718-10 which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value for restricted stock awards is equal to the fair value of the Company’s common stock on the grant date.  Compensation costs of $79,527 and $64,323 have been recognized during the three months ended December 31, 2012 and 2011, respectively.

During the three months ended December 31, 2012, no options or restricted stock awards were granted under the Company’s 2007 Stock Option and Stock Award Plan (the Plan) and no options to purchase common stock were exercised.  A total of 801,961 shares were available to grant as stock options or as restricted stock under the amended and restated 2007 Plan as of December 31, 2012.  As of December 31, 2012, there were outstanding options to purchase 859,430 shares under the plan.  The aggregate intrinsic value of options outstanding as of December 31, 2012 was $1,982,744.

NOTE 2 – NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is calculated by dividing net income attributable to common shareholders plus interest expense related to the Company's Convertible Subordinated Debentures (Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period.  During the three months ended December 31, 2012, the Company redeemed all of its Debentures (see Note 6).  Interest expense of $175,800 for the three months ended December 31, 2011 and 850,000 common shares to be issued upon conversion related to the potential conversion of the outstanding Debentures as of December 31, 2011 were excluded from the calculation due to their antidilutive effect.

In addition, common stock equivalents of 207,769 and 79,457 shares are included in the diluted weighted average shares outstanding for the three months ended December 31, 2012 and 2011, respectively.  As of December 31, 2012 and 2011, options to purchase common stock of -0- and 110,850 shares, respectively, were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions

On November 9, 2012, the Company purchased a 172,005 square foot industrial building located in Livonia, MI.  The building is 100% net leased to FedEx Ground Packaging System, Inc. through March 31, 2022.  The purchase price was $14,350,000.  The Company obtained a mortgage of $9,500,000 at a fixed interest rate of 4.45% for 14 years and paid the remaining amount with cash on hand.  This mortgage matures on December 1, 2026.  Annual rental income over the remaining term of the lease is approximately $1,194,000.  In connection with the acquisition, the Company completed its evaluation of the acquired lease.  As a result of its evaluation, the Company has allocated $650,000 to an intangible asset associated with the net fair value assigned to the acquired lease at the property.  The David Cronheim Mortgage Corporation, an affiliated company of the Company’s former management agent, received $95,000 in mortgage brokerage commissions in connection with obtaining financing for this acquisition.

On December 20, 2012, the Company purchased a 615,305 square foot industrial building located in Olive Branch, MS.  The building is 100% net leased to Milwaukee Electric Tool Corporation through March 31, 2023.  The purchase price was $28,000,000.  The Company obtained a mortgage of $17,500,000 at a fixed interest rate of 3.76% for 10 years and paid the remaining amount with a draw on its unsecured line of credit (line of credit).   This mortgage matures on January 1, 2023.  Annual rental income over the remaining term of the lease is approximately $1,965,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease.  As a result of its evaluation, the Company has not allocated any amount to an intangible asset.

FedEx Ground Packaging System, Inc.’s ultimate parent, FedEx Corporation and Milwaukee Electric Tool Corporation’s ultimate parent, Techtronic Industries Company Limited are publicly-owned corporations and financial information on their business operations is readily available to the Company’s shareholders.

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Packaging System, Inc. located in Orion, MI for $984,000 in connection with a 52,154 square foot expansion of the building which is expected to be completed in fiscal 2013.

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during fiscal 2013 and 2012 assuming that the acquisitions had occurred as of October 1, 2011, after giving effect to certain adjustments including (a) rental revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) interest expenses resulting from the assumed increase in mortgage notes payable related to the new acquisitions, and (c) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended
	12/31/12	12/31/11

Rental Revenues	$12,024,400	$11,809,700
Net Income Attributable to Common
Shareholders	$3,974,300	$4,945,700
Basic and Diluted Net Income per Share
Attributable to Common Shareholders	$0.10	$0.13

Tenant Concentration

The Company has a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 41% (11% to FDX and 30% to FDX subsidiaries) as of December 31, 2012.  At the quarter end, no other tenants leased more than 5% of our total square footage with the exception of Milwaukee Electric Tool Corporation which leased 7%.  The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the three months ended December 31, 2012 was FDX and its subsidiaries.  Annualized rental and reimbursement revenue from FDX and its subsidiaries is estimated to be approximately 52% (12% to FDX and 40% to FDX subsidiaries) of total rental and reimbursement revenue for fiscal 2013.

NOTE 4 – DISCONTINUED OPERATIONS

Discontinued operations for the three months ended December 31, 2012 include the operations of the property in Greensboro, NC, which was classified as held for sale as of December 31, 2012.  In January 2013, the Company entered into a contract to sell the Greensboro, NC property for $1,525,000.  Discontinued operations for the three months ended December 31, 2011 include the operations of the property in Quakertown, PA which was classified as held for sale as of September 30, 2011 and was sold on October 31, 2011 and the operations of the property in Greensboro, NC. The following table summarizes the components of discontinued operations:

	Three Months Ended
	12/31/12	12/31/11

Rental and Reimbursement revenue	$32,258	$95,888
Real Estate Taxes	(6,354)	(9,822)
Operating Expenses	(9,836)	(10,238)
Depreciation & Amortization	(20,094)	(19,139)
Interest expense	-0-	-0-
Income (Loss) from Operations of Disposed Property	(4,026)	56,689
Loss on Sale of Investment Property	-0-	(8,220)
Income (Loss) from Discontinued Operations	$(4,026)	$48,469

Cash flows from discontinued operations for the three months ended December 31, 2012 and 2011 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Three Months Ended
	12/31/12	12/31/11

Cash flows from Operating Activities	$(2,507)	$(4,864)
Cash flows from Investing Activities	-0-	2,553,507
Cash flows from Financing Activities	-0-	(2,581,355)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

During the three months ended December 31, 2012, the Company sold or redeemed securities with a cost of $1,931,390 and recognized a gain on sale of $2,110,768.  The Company also made purchases of $8,781,232 in securities available for sale.  Of this amount, the Company made total purchases of 2,469 common shares of UMH Properties, Inc. (UMH), a related REIT, through UMH’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $23,452 or an average cost of $9.50 per share.  The Company owned a total of 747,820 UMH common shares as of December 31, 2012 at a total cost of $7,028,644 and a fair value of $7,724,983.  The Company also owns 200,000 shares of UMH 8.25% Series A preferred stock at a total cost of $5,000,000 and a fair value of $5,168,000.

The Company held twelve securities that were temporarily impaired investments as of December 31, 2012.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at December 31, 2012:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$3,653,440	$(22,472)	$157,420	$(12,585)
Common stock	12,776,439	(1,168,371)	4,460,820	(467,479)
Total	$16,429,879	$(1,190,843)	$4,618,240	$(480,064)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
9	$9,455,527	$(169,073)	0-5%
2	4,618,240	(480,064)	6-10%
1	6,974,352	(1,021,770)	13%
12	$21,048,119	$(1,670,907)

The Company has determined that these securities are temporarily impaired as of December 31, 2012.  The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery.  The Company had total net unrealized gains on its securities portfolio of $3,635,039 as of December 31, 2012.

NOTE 6 – DEBT

During the three months ended December 31, 2012, the Company entered into two mortgages totaling $27,000,000 in connection with the acquisitions of properties in Livonia, MI and Olive Branch, MS, described in Note 3.

On October 23, 2012, the Company refinanced the existing mortgage on the Tolleson, AZ property with a balance of $5,169,748 at an interest rate of 5.8% due December 1, 2012.  The new $8,000,000 mortgage, which matures on November 1, 2022, is at a fixed interest rate of 3.95%.

During the three months ended December 31, 2012, the Company repaid the mortgages on the Montgomery, IL and Ft. Myers, FL properties totaling $7,233,929.

During the three months ended December 31, 2012, pursuant to notice given on October 29, 2012, the Company’s subsidiary redeemed it’s 2013 and 2015 Debentures outstanding on November 30, 2012 for the full principal amount plus accrued interest to November 30, 2012.  Between October 1, 2012 and

November 30, 2012, $3,500,000 of the Debentures was converted to 382,091 shares of common stock and $5,115,000 of the Debentures were redeemed.

As of December 31, 2012, total loans payable of $27,707,905 consisted of $12,000,000 outstanding under the Company’s $20,000,000 line of credit, a $2,700,000 loan secured by UMH common stock with the Bank of Princeton, a $2,500,000 loan secured by UMH preferred stock with Two River Bank and $10,507,905 outstanding on securities margin loans which are secured by securities with a fair value of $52,905,436 as of December 31, 2012.

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company’s authorized stock as of December 31, 2012 consisted of 67,700,000 shares of common stock, 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A preferred shares), 2,300,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B preferred shares) and 5,000,000 shares of excess stock.

Common Stock

The Company raised $3,465,468 (including reinvestments of $1,606,277) from the issuance of 356,239 shares of common shares under the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the three months ended December 31, 2012.

During the three months ended December 31, 2012, the Company paid $6,135,493 in total cash dividends or $0.15 per common share to common shareholders, of which $1,606,277 was reinvested in the DRIP.  On January 16, 2013, the Company declared a dividend of $0.15 per common share to be paid March 15, 2013 to common shareholders of record as of February 15, 2013.

Treasury Stock

As of December 31, 2012, the Company holds no shares in treasury stock.

7.625% Series A Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2012, the Company paid $1,019,727 in preferred dividends or $0.4766 per share on its outstanding Series A preferred shares.  Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $1.90625 per share.  On January 16, 2013, the Company declared a quarterly dividend of $0.4766 per share to be paid March 15, 2013 to Series A preferred shareholders of record as of February 15, 2013.

7.875% Series B Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2012, the Company paid $1,132,031 in preferred dividends or $0.4922 per share on its outstanding Series B preferred shares.  Dividends on the Series B preferred shares are cumulative and payable quarterly at an annual rate of $1.96875 per share.  On January 16, 2013, the Company declared a dividend of $0.4922 per share to be paid March 15, 2013 to Series B preferred shareholders of record as of February 15, 2013.

Noncontrolling Interest

The following table summarizes the changes in the noncontrolling interests in the Company’s majority owned subsidiary for the three months ended December 31, 2012 and 2011:

	2012	2011

Beginning Balance	$50,027	$28,588
Net Income Attributable to Noncontrolling Interest	34,180	20,755
Distributions to Noncontrolling Interests	(20,133)	(27,117)
Ending Balance	$64,074	$22,226

The noncontrolling interest balances as of December 31, 2012 and 2011 are included in Other liabilities in the accompanying Consolidated Balance Sheets.

NOTE 8 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The Company’s financial assets consist mainly of REIT securities.  The fair value of these financial assets was determined using the following inputs at December 31, 2012 and September 30, 2012:

	Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2012:
Equity Securities – Preferred Stock	$28,561,983	$28,561,983	$-0-	$-0-
Equity Securities – Common Stock	38,211,630	38,211,630	-0-	-0-
Debt Securities	12,504	12,504	-0-	-0-
Total Securities	$66,786,117	$66,786,117	$-0-	$-0-

As of September 30, 2012:
Equity Securities – Preferred Stock	$24,153,899	$24,153,899	$-0-	$-0-
Equity Securities – Common Stock	37,517,767	37,517,767	-0-	-0-
Debt Securities	13,507	13,507	-0-	-0-
Total Securities	$61,685,173	$61,685,173	$-0-	$-0-

The Company is also required to disclose certain information about fair values of financial instruments.  Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument.  Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  For a portion of the Company’s financial instruments, no quoted market value exists.  Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management).  Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties; future expected loss experience and other factors.  Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model.  Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate loans payable and Subordinated Debentures (which have been fully redeemed as of December 31, 2012) approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  At December 31, 2012, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $269,124,000 and $256,286,739, respectively.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended December 31, 2012 and 2011 was $4,125,976 and $4,148,660, respectively.

During the three months ended December 31, 2012 and 2011, the Company had dividend reinvestments of $1,606,277 and $1,230,696 respectively, which required no cash transfers.

During the three months ended December 31, 2012, $3,500,000 in principal amount of the Debentures was converted to 382,091 shares of common stock.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

We have entered into separate agreements to purchase seven new build-to-suit, industrial buildings that are currently being developed in Kentucky, Minnesota, Pennsylvania, Texas, Virginia and Wisconsin totaling approximately 1,217,000 square feet to be net-leased for 10 or more years, of which approximately 664,000 square feet or 55% will be leased to FedEx Ground Packaging System.  The aggregate purchase price for the seven properties is approximately $81,000,000.  Subject to satisfactory due diligence, we anticipate closing these seven transactions during fiscal 2013 and fiscal 2014.  The Company has made deposits totaling $1,800,000 on these acquisitions as of December 31, 2012, which is included in other assets as of December 31, 2012.

We have entered into separate agreements to expand three existing buildings by approximately 170,000 square feet.  As of December 31, 2012, the Company has incurred expansion costs of approximately $1,400,000 (including $984,000 for the purchase of land, see Note 3).  As of December 31, 2012, the total remaining expansion costs expected to be incurred during fiscal 2013 and fiscal 2014 amount to approximately $12,600,000.  Upon completion, the expansions will result in total increased rent of approximately $1,400,000 per annum.  In addition, the expansions will result in a new ten year lease extension for each building being expanded.

NOTE 11 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

In January 2013, the Company entered into a contract to sell the Greensboro, NC property for $1,525,000, which has been classified as held for sale as of December 31, 2012.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Activity

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The Company is a REIT.  The Company’s primary business is the ownership and management of industrial buildings subject to long-term leases primarily to investment grade tenants.  During the three months ended December 31, 2012, the Company purchased two net-leased industrial properties, located in Livonia, MI and Olive Branch, MS, totaling approximately 787,000 square feet, for $42,350,000.  As of December 31, 2012, the Company owned seventy-three industrial properties and one shopping center with total square footage of approximately 9,206,000 square feet.  These properties are located in twenty-six states.  As of quarter end, the Company’s weighted average lease expiration term was approximately 6.0 years and its occupancy rate was 94%.  In addition, the Company’s average rent per occupied square foot for fiscal 2013 was approximately $5.44.  Total real estate investments were $508,264,036 as of December 31, 2012.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property.  Income from property operations defined as rental and reimbursement revenue less real estate taxes and operating expenses increased $989,316 or 10% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.  The increase was due to the additional income related to seven industrial properties purchased during fiscal 2012 (of which five were purchased subsequent to December 31, 2011) and two properties purchased during the three months ended December 31, 2012.  In addition, the Company’s revenue also includes lease termination income, which amounted to $690,730 for the three months ended December 31, 2012 and $-0- for three months ended December 31, 2011.  This income represents the payments from former tenants at our St. Joseph, MO and Monroe, NC properties terminating their lease obligations before the end of the contractual term of the leases.

The Company has a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 41% (11% to FDX and 30% to FDX subsidiaries) as of December 31, 2012.  As of quarter end, no other tenants leased more than 5% of our total square footage with the exception of Milwaukee Electric Tool Corporation which leased 7%.  The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the three months ended December 31, 2012 was FDX and its subsidiaries.  Annualized rental and reimbursement revenue from FDX and its subsidiaries is estimated to be approximately 52% (12% to FDX and 40% to FDX subsidiaries) of total rental and reimbursement revenue for fiscal 2013.  This concentration is a risk shareholders should consider.

The Company also holds a portfolio of securities of other REITs with a fair value of $66,786,117 as of December 31, 2012, which earns dividend and interest income.  The dividends received from our securities investments were at a weighted average yield of approximately 6.6% as of December 31, 2012. During the three months ended December 31, 2012, the Company recognized gains on sale of securities of $2,110,768.  As of December 31, 2012, the Company had net unrealized gains on securities available for sale of $3,635,039.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

On November 9, 2012, the Company purchased a 172,005 square foot industrial building located in Livonia, MS.  The building is 100% net leased to FedEx Ground Packaging System, Inc. through March 31, 2022.  The purchase price was $14,350,000.  The Company obtained a mortgage of $9,500,000 at a fixed interest rate of 4.45% for 14 years and paid the remaining amount with cash on hand.  This mortgage matures on December 1, 2026.  Annual rental income over the remaining term of the lease is approximately $1,194,000.  In connection with the acquisition, the Company completed its evaluation of the acquired lease.  As a result of its evaluation, the Company has allocated $650,000 to an intangible asset associated with the net fair value assigned to the acquired lease at the property.

On December 20, 2012, the Company purchased a 615,305 square foot industrial building located in Olive Branch, MS.  The building is 100% net leased to Milwaukee Electric Tool Corporation through March 31, 2023.  The purchase price was $28,000,000.  The Company obtained a mortgage of $17,500,000 at a fixed interest rate of 3.76% for 10 years and paid the remaining amount with a draw on its unsecured line of credit (line of credit).   This mortgage matures on January 1, 2023.  Annual rental income over the remaining term of the lease is approximately $1,965,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease.  As a result of its evaluation, the Company has not allocated any amount to an intangible asset.

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Packaging System, Inc. located in Orion, MI for $984,000 in connection with a 52,154 square foot expansion of the building which is expected to be completed fiscal in 2013.

We have entered into separate agreements to purchase seven new build-to-suit industrial buildings that are currently being developed in Kentucky, Minnesota, Pennsylvania, Texas, Virginia and Wisconsin totaling approximately 1,217,000 square feet to be net-leased for 10 or more years, of which approximately 664,000 square feet or 55% will be leased to FedEx Ground Packaging System.  The aggregate purchase price for the seven properties is approximately $81,000,000.  Subject to satisfactory due diligence, we anticipate closing these seven transactions during fiscal 2013 and fiscal 2014.  The Company has made deposits totaling $1,800,000 on these acquisition as of December 31, 2012, which is included in other assets as of December 31, 2012.

We have entered into separate agreements to expand three existing buildings by approximately 170,000 square feet.  As of December 31, 2012, the Company has incurred expansion costs of approximately $1,400,000 (including $984,000 for the purchase of land, see Note 3).  As of December 31, 2012, the total remaining expansion costs expected to be incurred during fiscal 2013 and fiscal 2014 amount to approximately $12,600,000.  Upon completion, the expansions will result in total increased rent of approximately $1,400,000 per annum.  In addition, the expansions will result in a new ten year lease extension for each building being expanded.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of December 31, 2012, the Company owned seventy-four properties with total square footage of approximately 9,206,000 as compared to sixty-nine properties with total square footage of approximately 8,032,000 as of December 31, 2011.  As of December 31, 2012 and 2011, the Company’s weighted average lease expiration term was approximately 6.0 years and 5.3 years, respectively.  The Company’s occupancy rate was 94% and 97% as of December 31, 2012 and 2011, respectively.

In fiscal 2013, approximately 10% of our gross leasable area, consisting of 11 leases totaling 896,813 square feet was originally set to expire.  To date, the Company has extended the following 8 leases which were scheduled to expire in fiscal 2013:

Property	Tenant	Square feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)

Chattanooga, TN	FedEx	60,637	$6.10	10/27/12	$5.13	10/31/17	5.0
Lakeland, FL	FedEx	32,105	5.13	11/30/12	4.83	11/30/17	5.0
Augusta, GA	FedEx	30,184	4.67	11/30/12	4.00	11/30/22	10.0
Fayetteville, NC	Maidenform, Inc.	148,000	3.00	12/31/12	3.00	12/31/13	1.0
Orangeburg, NY	Kellogg Sales Company	50,400	7.00	2/28/13	7.00	2/28/14	1.0
Newington, CT	Kellogg Sales Company	54,812	6.54	2/28/13	6.54	2/28/14	1.0
Jacksonville, FL	FedEx Ground	95,883	6.00	5/31/13	5.40	5/31/19	6.0
Bedford Heights, OH	FedEx	82,269	5.54	8/31/13	4.96	8/31/18	5.0
	Total	554,290
Weighted Average			$5.16		$4.81		3.6

We continue to be in discussions with our tenants regarding two leases representing 283,098 square feet or 32% of the space scheduled to expire in fiscal 2013. The one remaining lease representing 59,425 square feet or 7% of the space scheduled to expire in fiscal 2013 did not renew.  This property is located in White Bear Lake, MN and was leased to FedEx Express through November 30, 2012.

Rental revenue increased $651,628 or 6% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.  The increase in the three months ended December 31, 2012 was due primarily to the increased rental income earned from acquisitions of seven properties during fiscal 2012 (of which five were purchased subsequent to December 31, 2011) and two properties purchased during the three months ended December 31, 2012.

Lease termination income amounted to $690,730 for the three months ended December 31, 2012 as compared to $-0- for the three months ended December 31, 2011.  This income represents the payments from former tenants at our St. Joseph, MO and Monroe, NC properties terminating their lease obligations before the end of the contractual term of the leases.

Real estate tax expense decreased $261,089 or 18% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.  The decrease for the three months ended December 31, 2012 was due primarily to the Company’s ability to obtain refunds and reductions in real estate taxes for several properties.  Because this results in reducing our tenants overall occupancy costs, it is expected to result in higher tenant retention rates.

Operating expenses decreased $138,203 or 21% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.  The decrease in the three months ended December 31, 2012 was due primarily to the decrease in management fees.  Effective August 1, 2012, the Company terminated its contract with its management agent and the Company became a fully integrated and self-managed real estate company.

General and administrative expense increased $279,823 or 28% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.  The increase in the three months ended December 31, 2012 was due primarily to increased salary and related expenses for recent hires of approximately $135,000, professional fees associated with redeeming the Debentures of approximately $60,000 and general professional fees of approximately $85,000.

Interest and dividend income increased $173,735 or 18% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.  This increase was due mainly to an increase of 33% in investments in securities available for sale as of December 31, 2012 as compared to the investments in securities available for sale as of December 31, 2011.   The weighted average yield was approximately 6.6% and 7.7% for the three months ended December 31, 2012 and 2011, respectively.

The Company recognized a gain on sale of securities of $2,110,768 and $2,788,458 for the three months ended December 31, 2012 and 2011, respectively.  In addition, the Company had net unrealized gains on its securities held for sale of $3,635,039 as of December 31, 2012.

Discontinued operations for the three months ended December 31, 2012 include the operations of the property in Greensboro, NC, which was classified as held for sale as of December 31, 2012.  In January 2013, the Company entered into a contract to sell the Greensboro, NC property for $1,525,000.  Discontinued operations for the three months ended December 31, 2011 include the operations of the property in Quakertown, PA which was classified as held for sale as of September 30, 2011 and was sold on October 31, 2011 and the operations of the property in Greensboro, NC. The following table summarizes the components of discontinued operations:

	Three Months Ended
	12/31/12	12/31/11

Rental and Reimbursement revenue	$32,258	$95,888
Real Estate Taxes	(6,354)	(9,822)
Operating Expenses	(9,836)	(10,238)
Depreciation & Amortization	(20,094)	(19,139)
Interest expense	-0-	-0-
Income (Loss) from Operations of Disposed Property	(4,026)	56,689
Loss on Sale of Investment Property	-0-	(8,220)
Income (Loss) from Discontinued Operations	$(4,026)	$48,469

Cash flows from discontinued operations for the three months ended December 31, 2012 and 2011 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows:

	Three Months Ended
	12/31/12	12/31/11

Cash flows from Operating Activities	$(2,507)	$(4,864)
Cash flows from Investing Activities	-0-	2,553,507
Cash flows from Financing Activities	-0-	(2,581,355)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net cash from operating activities of $4,992,206 and $5,761,916 for the three months ended December 31, 2012 and 2011, respectively.

Net real estate investments increased $40,377,552 from September 30, 2012 to December 31, 2012.  This increase was due mainly to the purchase of the industrial properties in Livonia, MI and Olive Branch, MS totaling $42,350,000 and the purchase of land adjacent to our property located in Orion, MI for $984,000.  The increase was partially offset by depreciation expense for the three month period of $3,121,064.

Securities available for sale increased $5,100,944 from September 30, 2012 to December 31, 2012.  The increase was due mainly to the purchase of $8,781,232, partially offset by sales of $4,042,158 of securities available for sale.

Mortgage notes payable increased $18,342,828 from September 30, 2012 to December 31, 2012.  The increase was due mainly to the two mortgages of $27,000,000 originated in connection with the acquisitions of the two industrial properties purchased in fiscal 2013.  Details on the mortgages are as follows:

Property	Mortgage Originated	Maturity Date	Interest Rate

Livonia, MI	$9,500,000	12/1/26	4.45%
Olive Branch, MS	17,500,000	01/1/23	3.76%

The increase in mortgages was partially offset by scheduled payments of principal of $4,253,495 and balloon payments on the Montgomery, IL and Ft. Myers, FL property mortgages of $7,233,929.   In addition, the Company refinanced the existing mortgage on the Tolleson, AZ property with a balance of $5,169,748 at an interest rate of 5.8% due December 1, 2012.  The new $8,000,000 mortgage, which matures on November 1, 2022, is at a fixed interest rate of 3.95%.  The Company is scheduled to repay a total of approximately $26,260,000 in mortgage principal payments in the next twelve months, consisting of balloon payments of approximately $7,500,000 and normal monthly amortization payments of approximately $18,760,000.  The Company intends to make these principal payments from the funds raised from the DRIP, draws from the line of credit, cash from operations and refinancings.

The Company’s outstanding 8% Debentures decreased $8,615,000 from September 30, 2012 to December 31, 2012.  Pursuant to notice given, on October 29, 2012, the Company’s subsidiary redeemed the 2013 and 2015 Debentures outstanding on November 30, 2012 for the full principal amount plus accrued interest to November 30, 2012.  Between October 1, 2012 and November 30, 2012, $3,500,000 of the Debentures was converted to 382,091 shares of common stock and the remaining $5,115,000 of the Debentures were redeemed.

Loans payable increased $22,507,905 from September 30, 2012 to December 31, 2012.   The increase was due to a draw on the line of credit of $12,000,000 and an increase of $10,507,905 on its securities margin loans.  As of December 31, 2012, total loans payable of $27,707,905 consisted of $12,000,000 outstanding under the Company’s $20,000,000 line of credit, a $2,700,000 loan from the Bank of Princeton, a $2,500,000 loan from Two River Bank and $10,507,905 outstanding on its securities margin loans.

Liquidity and Capital Resources

Net cash provided by operating activities was $4,992,206 and $5,761,916 for the three months ended December 31, 2012 and 2011, respectively.  Distributions paid on common stock for the three months ended December 31, 2012 and 2011 were $6,135,493 and $5,589,111, respectively (of which $1,606,277 and $1,230,696, respectively, was reinvested).  The Company pays distributions from cash provided by operating activities.

As of December 31, 2012, the Company owned securities available for sale of $66,786,117 subject to term loans of $5,200,000 and securities margin loans of $10,507,905.  These marketable securities provide the Company with additional liquidity as well as dividend income.  As of December 31, 2012, the Company had a net unrealized gain on its portfolio of $3,635,039.  The dividends received from our investments continue to meet our expectations.

As of December 31, 2012, the Company owned seventy-four properties (seventy-three industrial properties and one shopping center), of which sixty carried mortgage loans with outstanding principal balances as of December 31, 2012 totaling $256,286,739.  The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s line of credit limit the amount of unencumbered properties which can be mortgaged.  The Company had $8,000,000 available on its $20,000,000 line of credit as of December 31, 2012.  The line of credit matures June 30, 2013 and the Company is currently in the process of negotiating a new facility.  The Company’s total net debt to total market capitalization was 33% and the Company’s total net debt plus preferred equity to total market capitalization was 47% as of December 31, 2012.

We have entered into separate agreements to purchase seven new build-to-suit industrial buildings that are currently being developed in Kentucky, Minnesota, Pennsylvania, Texas, Virginia and Wisconsin totaling approximately 1,217,000 square feet to be net-leased for 10 or more years, of which approximately 664,000 square feet or 55% will be leased to FedEx Ground Packaging System.  The aggregate purchase price for the seven properties is approximately $81,000,000.  Subject to satisfactory due diligence, we anticipate closing these seven transactions during fiscal 2013 and fiscal 2014.  The Company has made deposits totaling $1,800,000 on these acquisitions as of December 31, 2012, which is included in other assets as of December 31, 2012.

We have entered into separate agreements to expand three existing buildings by approximately 170,000 square feet.  As of December 31, 2012, the Company has incurred expansion costs of approximately $1,400,000 (including $984,000 for the purchase of land, see Note 3).  As of December 31, 2012, the total remaining expansion costs expected to be incurred during fiscal 2013 and fiscal 2014 amount to approximately $12,600,000.  Upon completion, the expansions will result in total increased rent of approximately $1,400,000 per annum.  In addition, the expansions will result in a new ten year lease extension for each building being expanded.

During the three months ended December 31, 2012, the Company paid $1,019,727 in dividends on its outstanding Series A preferred shares.  On January 16, 2013, the Board of Directors declared a quarterly dividend of $0.4766 per share of the Company’s Series A preferred shares payable March 15, 2013, to Series A preferred shareholders of record as of February 15, 2013.

During the three months ended December 31, 2012, the Company paid $1,132,031 in dividends on its outstanding Series B preferred shares.  On January 16, 2013, the Board of Directors declared a quarterly dividend of $0.4922 per share of the Company’s Series B preferred shares payable March 15, 2013, to Series B preferred shareholders of record as of February 15, 2013.

The Company raised $3,465,468 (including reinvestments of $1,606,277) from the issuance of 356,239 common shares in the DRIP during the three months ended December 31, 2012.  During the three months ended December 31, 2012, the Company paid $6,135,493 in total cash dividends or $0.15 per common share to common shareholders, of which $1,606,277 was reinvested in the DRIP.  On January 16, 2013, the Company declared a dividend of $0.15 per common share to be paid on March 15, 2013 to common shareholders of record as of February 15, 2013.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its line of credit or securities margin loans, refinance debt, or raise capital through the DRIP or capital markets.

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

The Company seeks to invest in well-located, modern buildings, leased primarily to investment grade tenants on long-term leases.  In management’s opinion, newly built facilities leased to FedEx Corporation (FDX) and its subsidiaries meet these criteria.  The Company has a concentration of FDX and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 41% (11% to FDX and 30% to FDX subsidiaries) as of December 31, 2012.  As of December 31, 2012, no other tenants leased more than 5% of our total square footage with the exception of Milwaukee Electric Tool Corporation which leased 7%.  The only tenant that accounted for more than 5% of our total rental and reimbursement revenue for the three months ended December 31, 2012 was FDX and its subsidiaries.  Annualized rental and reimbursement revenue from FDX and its subsidiaries is estimated to be approximately 52% (12% to FDX and 40% to FDX subsidiaries) of total rental and reimbursement revenue for fiscal 2013.

FDX and Milwaukee Electric Tool Corporation’s ultimate parent, Techtronic Industries Company Limited are publicly-owned companies and information on the business operations and financial condition on each company is readily available to the Company’s shareholders.

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

Funds From Operations and Core Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance.  FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT.  FFO, as defined by The National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (GAAP), excluding extraordinary items, as defined under GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization.  NAREIT created FFO as a non-GAAP supplemental measure of REIT operating performance.  Core Funds From Operations (Core FFO), is defined as FFO plus acquisition costs.    FFO and Core FFO should be considered as a supplemental measure of operating performance used by REITs.  FFO and Core FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis.  The items excluded from FFO and Core FFO are significant components in understanding the Company’s financial performance.

FFO and Core FFO (i) do not represent cash flow from operations as defined by GAAP; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flow as a measure of liquidity.  FFO and Core FFO, as calculated by the Company, may not be comparable to similarly entitled measures reported by other REITs.

The Company’s FFO and Core FFO for the three months ended December 31, 2012 and 2011 is calculated as follows:

	Three Months Ended
	12/31/12	12/31/11

Net Income Attributable to Common Shareholders	$3,554,819	$4,346,218
Depreciation Expense	3,133,907	2,785,655
Amortization of Lease Intangible Assets	384,703	317,892
FFO Attributable to Common Shareholders	$7,073,429	$7,449,765
Acquisition Costs	385,862	304,342
Core FFO Attributable to Common Shareholders	$7,459,291	$7,754,107

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended December 31, 2012 and 2011:

	Three Months Ended
	12/31/12	12/31/11

Operating Activities	$4,992,206	$5,761,916
Investing Activities	(49,687,507)	(32,379,418)
Financing Activities	30,328,565	28,958,498

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

•

the ability of our tenants to make payments under their respective leases, our reliance on certain major tenants and our ability to re-lease properties that are currently vacant or that become vacant;

•

our ability to obtain suitable tenants for our properties;

•

changes in real estate market conditions, economic conditions in the industrial sector and general economic conditions;

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

•

continued availability of proceeds from issuances of our debt or equity securities;

•

the availability of other debt and equity financing alternatives;

•

market conditions affecting our debt and equity securities;

•

changes in interest rates under our current credit facility and under any additional variable rate debt arrangements that we may enter into in the future;

•

our ability to successfully implement our selective acquisition strategy;

•

our ability to maintain internal controls and procedures to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

•

changes in federal or state tax rules or regulations that could have adverse tax consequences;

•

declines in the market value of our investment securities; and

•

our ability to qualify as a REIT for federal income tax purposes.

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

There has not been any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1	Legal Proceedings. – None

Item 1A

Risk Factors.

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds.

 On the dates set forth below, the Company issued the numbers of shares of common stock, set forth below in connection with the conversion of the 2013 Debentures, in the principal amounts set forth below.  The 2013 Debentures were converted at a rate of 109 shares of common stock per $1,000 principal amount of 2013 Debentures, or a conversion price of $9.16 per share

Date of Issuance	Number of shares of Common Stock Issued	Principal amount of 2013 Debentures

November 7, 2012	5,458	$ 50,000
November 9, 2012	49,126	450,000
November 9, 2012	10,917	100,000
November 15, 2012	13,646	125,000
November 15, 2012	5,458	50,000
November 16, 2012	10,917	100,000
November 19, 2012	27,292	250,000
November 20, 2012	2,729	25,000
November 23, 2012	21,834	200,000
November 26, 2012	27,292	250,000
November 26, 2012	10,917	100,000
November 26, 2012	10,917	100,000
November 26, 2012	10,917	100,000
November 26, 2012	10,917	100,000
November 26, 2012	115,720	1,060,000
November 26, 2012	48,034	440,000
Total	382,091	$ 3,500,000

The issuance of the shares of common stock upon conversion of the 2013 Debentures was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended

Item 3.	Defaults Upon Senior Securities. – None
Item 4.	Mine Safety Disclosures. – None
Item 5.	Other Information. – None
Item 6.	Exhibits
31.1	Certification of Eugene W. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Eugene W.  Landy, President and Chief Executive Officer, and Kevin Miller, Chief Financial Officer (Furnished herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date:	February 6, 2013	By: /s/ Eugene W. Landy
Eugene W. Landy, President, Chief Executive Officer
and Director, its principal executive officer

Date:	February 6, 2013	By: /s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer