Form 10-Q
period 2013-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2013-05-08
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

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

Large accelerated filer Accelerated filer X_ Non-accelerated filer ____ (Do not check if smaller reporting company) Smaller Reporting Company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:
Class	Outstanding Common Shares as of May 1, 2013
Common Stock, $.10 par value per share	42,441,022

1

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2013

C O N T E N T S

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND SEPTEMBER 30, 2012

ASSETS	March 31, 2013 (Unaudited)	September 30, 2012

Real Estate Investments:
Land	$92,470,414	$88,559,914
Buildings and Improvements	499,445,482	457,557,443
Total Real Estate Investments	591,915,896	546,117,357
Accumulated Depreciation	(84,620,330)	(78,230,873)
Net Real Estate Investments	507,295,566	467,886,484

Real Estate Held for Sale	-0-	1,080,940
Cash and Cash Equivalents	20,130,455	24,650,858
Securities Available for Sale at Fair Value	52,264,390	61,685,173
Tenant and Other Receivables	3,068,710	1,116,825
Deferred Rent Receivable	2,937,695	2,214,501
Loans Receivable, net	76,695	87,916
Prepaid Expenses	3,448,316	1,428,454
Financing Costs, net of Accumulated Amortization of $2,747,413 and $2,546,806, respectively	3,568,398	3,213,762
Lease Costs, net of Accumulated Amortization of $1,213,305 and $1,156,699, respectively	2,046,158	1,518,780
Intangible Assets, net of Accumulated Amortization of $7,530,104 and $6,731,014, respectively	7,485,936	7,635,026
Other Assets	2,450,801	1,988,983

TOTAL ASSETS	$604,773,120	$574,507,702

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2013 AND SEPTEMBER 30, 2012

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2013 (Unaudited)	September 30, 2012

Liabilities:
Mortgage Notes Payable	$251,352,627	$237,943,911
Subordinated Convertible Debentures	-0-	8,615,000
Loans Payable	17,200,000	5,200,000
Accounts Payable and Accrued Expenses	3,590,366	3,881,769
Other Liabilities	4,730,004	3,179,883

Total Liabilities	276,872,997	258,820,563

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity:
Series A - 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of March 31, 2013 and September 30, 2012	53,493,750	53,493,750
Series B - 7.875% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of March 31, 2013 and September 30, 2012	57,500,000	57,500,000
Common Stock, $0.01 Par Value Per Share: 67,700,000 Shares
Authorized as of March 31, 2013 and September 30, 2012;
42,205,458 and 40,696,692 Shares Issued and Outstanding as of
March 31, 2013 and September 30, 2012, respectively	422,055	406,967
Excess Stock, $0.01 Par Value Per Share: 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	210,561,738	198,902,485
Accumulated Other Comprehensive Income	5,922,580	5,383,937
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	327,900,123	315,687,139

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$604,773,120	$574,507,702

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended	Six Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012
INCOME:
Rental Revenue	$11,738,407	$10,691,955	$23,047,661	$21,349,581
Reimbursement Revenue	1,567,802	1,875,848	3,086,038	3,455,688
Lease Termination Income	-0-	3,222,283	690,730	3,222,283
TOTAL INCOME	13,306,209	15,790,086	26,824,429	28,027,552

EXPENSES:
Real Estate Taxes	1,117,948	1,675,693	2,281,462	3,100,296
Operating Expenses	967,176	605,502	1,493,800	1,270,329
General & Administrative Expense	944,352	926,267	2,239,408	1,941,500
Acquisition Costs	-0-	261,382	385,862	565,724
Depreciation	3,268,393	2,810,470	6,389,457	5,576,986
Amortization of Lease Costs and Intangible Assets	477,852	413,123	970,716	801,518
TOTAL EXPENSES	6,775,721	6,692,437	13,760,705	13,256,353

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,004,964	892,506	2,128,025	1,841,832
Gain on Securities Transactions, net	3,802,704	2,209,257	5,913,472	4,997,715
Interest Expense	(3,842,634)	(3,779,879)	(7,718,306)	(7,633,597)
Amortization of Financing Costs	(152,095)	(115,259)	(332,885)	(355,321)
TOTAL OTHER INCOME (EXPENSE)	812,939	(793,375)	(9,694)	(1,149,371)

INCOME FROM CONTINUING OPERATIONS	7,343,427	8,304,274	13,054,030	13,621,828

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	300,484	(44,242)	296,458	4,227

NET INCOME	7,643,911	8,260,032	13,350,488	13,626,055

Less: Preferred Dividend	2,151,758	1,019,805	4,303,516	2,039,610

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$5,492,153	$7,240,227	$9,046,972	$11,586,445

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012 - CONTINUED

	Three Months Ended		Six Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012

BASIC INCOME – PER SHARE
Income from Continuing Operations	$0.17	$0.21	$0.31	$0.35
Income from Discontinued Operations	$0.01	-0-	$0.01	-0-
Net Income	$0.18	0.21	$0.32	0.35
Less: Preferred Dividend	(0.05)	(0.03)	(0.10)	(0.05)
Net Income Attributable to Common Shareholders - Basic	$0.13	$0.18	$0.22	$0.30

DILUTED INCOME – PER SHARE
Income from Continuing Operations	$0.17	$0.21	$0.31	$0.35
Income from Discontinued Operations	0.01	-0-	0.01	-0-
Net Income	0.18	0.21	0.32	0.35
Less: Preferred Dividend	(0.05)	(0.03)	(0.10)	(0.05)
Net Income Attributable to Common Shareholders - Diluted	$0.13	$0.18	$0.22	$0.30

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	41,770,762	39,883,133	41,331,860	38,631,103
Diluted	41,989,449	40,043,673	41,545,266	38,749,864

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended		Six Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012

Net Income	$7,643,911	$8,260,032	$13,350,488	$13,626,055
Other Comprehensive Income:
Unrealized Holding Gains Arising During
the Period	6,090,245	5,549,436	6,452,115	7,226,583
Reclassification Adjustment for Net Gains
Realized in Income	(3,802,704)	(2,209,257)	(5,913,472)	(4,997,715)
TOTAL COMPREHENSIVE INCOME	9,931,452	11,600,211	13,889,131	15,854,923

Less: Preferred Dividend	2,151,758	1,019,805	4,303,516	2,039,610
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$7,779,694	$10,580,406	$9,585,615	$13,815,313

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012

	Six Months Ended
	3/31/2013	3/31/2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,350,488	$13,626,055
Noncash Items Included in Net Income:
Depreciation	6,402,300	5,615,773
Amortization	1,310,852	1,156,839
Stock Compensation Expense	161,089	126,696
(Gain) on Securities Transactions, net	(5,913,472)	(4,997,715)
(Gain) Loss on Sale of Investment Property	(345,794)	8,220
Changes In:
Tenant, Deferred Rent and Other Receivables	(2,626,339)	(406,291)
Prepaid Expenses	(2,019,862)	(717,706)
Other Assets and Lease Costs	71,457	(174,042)
Accounts Payable, Accrued Expenses and Other Liabilities	1,298,984	1,682,424
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,689,703	15,920,253

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets, net of deposits	(42,363,385)	(50,810,600)
Capital and Land Site Improvements	(3,741,423)	(1,672,864)
Proceeds on Sale of Investment Property, net	1,413,891	2,553,507
Deposits on Acquisition of Real Estate	(1,800,000)	(1,000,000)
Proceeds from Sale of Securities Available for Sale	25,178,027	19,248,938
Purchase of Securities Available for Sale	(9,305,129)	(11,826,052)
Collections on Loans Receivable	11,221	68,069
NET CASH USED IN INVESTING ACTIVITIES	(30,606,798)	(43,439,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from (Repayments to) Loans Payable	12,000,000	(8,360,950)
Repurchase of Subordinated Convertible Debentures	(5,115,000)	(125,000)
Proceeds from Mortgage Notes Payable	35,000,000	49,233,000
Principal Payments on Mortgage Notes Payable	(21,591,284)	(22,007,314)
Financing Costs Paid on Debt	(519,521)	(1,302,805)
Repayment of Employee Loan	-0-	688,724
Net Distributions to Noncontrolling Interests	(40,266)	(40,267)
Proceeds from the Exercise of Stock Options	-0-	771,593
Proceeds from Registered Direct Placement of Common Stock, net of Offering Costs	-0-	16,189,700
Proceeds from Issuance of Common Stock in the DRIP, net of Reinvestments	8,160,817	10,074,648
Preferred Dividends Paid	(4,303,516)	(2,039,610)
Common Dividends Paid, net of Reinvestments	(9,194,538)	(10,383,521)
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,396,692	32,698,198

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,520,403)	5,179,449
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	24,650,858	6,376,808
CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,130,455	$11,556,257

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2013

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, together with its consolidated subsidiaries (MREIC, the Company, or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of March 31, 2013 and September 30, 2012, rental properties consisted of seventy-three and seventy-two property holdings, respectively. These properties are located in twenty-six states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. In addition, one of the properties that the Company currently owns is owned through a majority interest in a limited liability company, with which the Company consolidates its results of operations and financial condition. The Company also owns a portfolio of REIT investment securities.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012.

Use of Estimates

In preparing the financial statements in accordance with US GAAP, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and assumptions.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation.

During fiscal 2011, the Quakertown, PA property was reclassified to held for sale, which resulted in $19,628 of income for the six months ended March 31, 2012, being reclassified into discontinued operations. On October 31, 2011, the Quakertown, PA property was sold. In addition, during fiscal 2013, the Greensboro, NC property was reclassified to held for sale, which resulted in $300,484 and $(44,242) of income (loss) for the three months ended March 31, 2013 and 2012, respectively, and $296,458 and $(15,401) of income (loss) for the six months ended March 31, 2013 and 2012, respectively, being reclassified into discontinued operations. On February 19, 2013, the Greensboro, NC property for sold for $1,525,000 (see Note 4).

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

In March 2012, the Company received $3,222,283 in lease termination income on its 388,671 square foot property located in St. Joseph, MO. Under the terms of this lease termination agreement, the tenant was required to pay the Company additional rent from September 1, 2012 through November 30, 2012 in the amount of $111,113 per month (pro-rated for any area/time leased to another tenant). On May 8, 2012, the Company entered into a 5-year lease agreement for this space with another tenant for 256,000 square feet (representing approximately 66% of the space). In December 2012, the Company received $113,784 in lease termination income representing additional rent from September 1, 2012 through November 30, 2012 for the 34% portion of the space that was not re-leased.

In October 2012, the Company’s tenant at its 160,000 square foot property located in Monroe, NC exercised its early termination option. The Company received a lump sum termination payment in October 2012 of $576,946 which was calculated based on the period covering November 1, 2012 through July 31, 2013.

The Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS has an early termination option which may be exercised at any time subsequent to December 2013 provided the Company is given six months notice. The rent per annum for this location is $109,275 and the lease expires in July 2019. The Company does not anticipate that this tenant will exercise its early termination option. The Company does not have any other leases that contain an early termination option.

Stock Based Compensation

The Company accounts for stock options and restricted stock in accordance with ASC 718-10 which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). This compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value for restricted stock awards is equal to the fair value of the Company’s common stock on the grant date. Included in General and Administrative Expense in the accompanying Consolidated Statements of Operations are compensation costs of $81,562 and $62,373 which have been recognized during the three months ended March 31, 2013 and 2012, respectively and compensation costs of $161,089 and $126,696 which have been recognized during the six months ended March 31, 2013 and 2012, respectively.

During the six months ended March 31, 2013 and 2012, the following stock options were granted under the Company’s amended and restated 2007 stock option and stock award plan (the amended and restated 2007 Plan):

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/3/13	1	65,000	$10.46	1/3/21
1/3/12	1	65,000	$9.33	1/3/20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the fiscal year indicated:

	Fiscal 2013	Fiscal 2012

Dividend yield	5.74%	6.43%
Expected volatility	18.84%	19.24%
Risk-free interest rate	1.18%	1.41%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

The fair value of options granted during the six months ended March 31, 2013 and 2012 was $0.62 and $0.49, respectively.

During the six months ended March 31, 2013, no shares of restricted stock awards were granted under the Company’s 2007 Stock Option and Stock Award Plan (the Plan) and no options to purchase common stock were exercised. As of March 31, 2013, a total of 736,961 shares were available to grant as stock options or as restricted stock and there were outstanding options to purchase 924,430 shares under the Plan. The aggregate intrinsic value of options outstanding as of March 31, 2013 was $2,706,544.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. This ASU is effective prospectively, for annual and interim periods, beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements

NOTE 2 – NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income attributable to common shareholders plus interest expense related to the Company's Convertible Subordinated Debentures (Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period. During the three months ended December 31, 2012, the Company redeemed all of its Debentures (see Note 6). Interest expense of $175,800 and $351,600 for the three and six months ended March 31, 2012, respectively, and 850,000 common shares to be issued upon conversion related to the potential conversion of the outstanding Debentures as of March 31, 2012 were excluded from the calculation due to their antidilutive effect.

In addition, common stock equivalents of 218,687 and 160,540 shares are included in the diluted weighted average shares outstanding for the three months ended March 31, 2013 and 2012, respectively, and common stock equivalents of 213,406 and 118,761 shares are included in the diluted weighted average shares outstanding for the six months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and 2012, options to purchase -0- and 65,000 shares of common stock, respectively, were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions

On November 9, 2012, the Company purchased a 172,005 square foot industrial building located in Livonia, MI. The building is 100% net leased to FedEx Ground Packaging System, Inc. through March 31, 2022. The purchase price was $14,350,000. The Company obtained a mortgage of $9,500,000 at a fixed interest rate of 4.45% for 14 years and paid the remaining amount with cash on hand. This mortgage matures on December 1, 2026. Annual rental income over the remaining term of the lease is approximately $1,194,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $650,000 to an intangible asset associated with the net fair value assigned to the acquired lease at the property. The David Cronheim Mortgage Corporation, an affiliated company of one of the Company’s directors and the Company’s former management agent, received $95,000 in mortgage brokerage commissions in connection with obtaining financing for this acquisition.

On December 20, 2012, the Company purchased a 615,305 square foot industrial building located in Olive Branch, MS. The building is 100% net leased to Milwaukee Electric Tool Corporation through March 31, 2023. The initial purchase price was $28,000,000. The Company obtained a mortgage of $17,500,000 at a fixed interest rate of 3.76% for 10 years and paid the remaining amount with a draw on its unsecured line of credit (line of credit). This mortgage matures on January 1, 2023. During the three months ended March 31, 2013, the purchase price was adjusted to $27,368,816, resulting in a refund of the purchase price totaling $631,184. Per the terms of the mortgage agreement, 62.5% of any purchase price reduction was required to be used to pay down the mortgage balance. Therefore, $394,490 of the refund was applied as a reduction to the mortgage balance and the mortgage agreement was amended to reflect this reduction in principal. In addition, in accordance with the purchase and lease agreements, the reduction in purchase price resulted in the annual rental income over the remaining term of the lease to be adjusted from approximately $1,965,000 to $1,928,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an intangible asset.

FedEx Ground Packaging System, Inc.’s ultimate parent, FedEx Corporation and Milwaukee Electric Tool Corporation’s ultimate parent, Techtronic Industries Company Limited are publicly-owned corporations and financial information on their business operations is readily available to the Company’s shareholders.

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Packaging System, Inc. located in Orion, MI for $988,300 in connection with a 52,154 square foot expansion of the building which is expected to be completed in fiscal 2013.

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during fiscal 2013 and 2012 assuming that the acquisitions had occurred as of October 1, 2011, after giving effect to certain adjustments including (a) rental revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) interest expenses resulting from the assumed increase in mortgage notes payable related to the new acquisitions, and (c) depreciation expense related to the new acquisitions, (d) net income attributable to common shareholders have been reduced by preferred dividends related to the proceeds from capital raising used for property acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Six Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012

Rental Revenues	$11,738,400	$12,167,600	$23,762,800	$24,595,700
Net Income Attributable to Common
Shareholders	$5,492,200	$6,671,900	$9,466,400	$10,525,700
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.13	$0.17	$0.23	$0.27

Tenant Concentration

The Company has a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties consisting of thirty-seven separate stand-alone leases. The percentage of FDX leased square footage to the total of the Company’s rental space was 41% (10% to FDX and 31% to FDX subsidiaries) as of March 31, 2013. At the quarter end, no other tenants leased more than 5% of the Company’s total square footage with the exception of Milwaukee Electric Tool Corporation which leased 7%. The only tenant that accounted for more than 5% of the Company’s total rental and reimbursement revenue for the six months ended March 31, 2013 was FDX and its subsidiaries. Annualized rental and reimbursement revenue from FDX and its subsidiaries is estimated to be approximately 52% (12% to FDX and 40% to FDX subsidiaries) of total rental and reimbursement revenue for fiscal 2013.

NOTE 4 – DISCONTINUED OPERATIONS

Discontinued operations for the three and six months ended March 31, 2013 include the operations of the property in Greensboro, NC, which was classified as held for sale as of December 31, 2012. On February 19, 2013, the Greensboro, NC property was sold for $1,525,000. Discontinued operations for the three and six months ended March 31, 2012 include the operations of Greensboro, NC and the operations of the property in Quakertown, PA which was classified as held for sale as of September 30, 2011 and was sold on October 31, 2011. The following table summarizes the components of discontinued operations:

	Three Months Ended		Six Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012

Rental and Reimbursement revenue	$-0-	$-0-	$32,258	$95,888
Real Estate Taxes	(22,120)	(6,897)	(28,474)	(16,719)
Operating Expenses	(23,190)	(17,698)	(33,026)	(27,935)
Depreciation & Amortization	-0-	(19,647)	(20,094)	(38,787)
Income (Loss) from Operations of Disposed Property	(45,310)	(44,242)	(49,336)	12,447
Gain (Loss) on Sale of Investment Property	345,794	-0-	345,794	(8,220)
Income (Loss) from Discontinued Operations	$300,484	$(44,242)	$296,458	$4,227

Cash flows from discontinued operations for the six months ended March 31, 2013 and 2012 are combined with the cash flows from operations within each of the three categories presented. Cash flows from discontinued operations are as follows:

	Six Months Ended
	3/31/2013	3/31/2012

Cash flows from Operating Activities	$(12,260)	$85,458
Cash flows from Investing Activities	1,413,891	2,553,507
Cash flows from Financing Activities	-0-	(2,581,355)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

During the six months ended March 31, 2013, the Company sold or redeemed securities with a cost of $19,264,555 and recognized a gain on sale of $5,913,472. The Company also made purchases of $9,305,129 in securities available for sale. Of this amount, the Company made total purchases of 4,951 common shares of UMH Properties, Inc. (UMH), a related REIT, through UMH’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $47,348 or an average cost of $9.56 per share. The Company owned a total of 750,303 UMH common shares as of March 31, 2013 at a total cost of $7,052,540 and a fair value of $7,705,611. The Company also owns 200,000 shares of UMH’s 8.25% Series A Cumulative Redeemable Preferred Stock at a total cost of $5,000,000 and a fair value of $5,340,000.

The Company determined that it held three securities that were temporarily impaired investments as of March 31, 2013. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. As of March 31, 2013, the three securities that were temporarily impaired consisted of three Preferred stock securities with a fair value of $1,361,798 and an unrealized loss of $(13,207) with a range of loss of 5% or less, all impaired for less than twelve months.

The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery. The Company had total net unrealized gains on its securities portfolio of $5,922,580 as of March 31, 2013.

NOTE 6 – DEBT

During the six months ended March 31, 2013, the Company entered into two mortgages originally totaling $27,000,000 in connection with the acquisitions of properties in Livonia, MI and Olive Branch, MS, described in Note 3.

On October 23, 2012, the Company refinanced an existing 5.8% fixed rate mortgage on the Tolleson, AZ property with a balance of $5,169,748, due December 1, 2012. The new $8,000,000 mortgage, which matures on November 1, 2022, is at a fixed interest rate of 3.95%.

During the six months ended March 31, 2013, the Company repaid the mortgages on the Montgomery, IL and Ft. Myers, FL properties totaling $7,233,929.

Pursuant to notice given on October 29, 2012, the Company’s subsidiary redeemed its 2013 and 2015 Debentures outstanding on November 30, 2012 for the full principal amount plus accrued interest to November 30, 2012. Between October 1, 2012 and November 30, 2012, $3,500,000 of the Debentures was converted to 382,091 shares of common stock and $5,115,000 of the Debentures was redeemed.

As of March 31, 2013, total loans payable of $17,200,000 consisted of $12,000,000 outstanding under the Company’s $20,000,000 line of credit, a $2,700,000 loan secured by UMH common stock with the Bank of Princeton and a $2,500,000 loan secured by UMH preferred stock with Two River Bank.

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company’s authorized stock as of March 31, 2013 consisted of 67,700,000 shares of common stock, 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A preferred shares), 2,300,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B preferred shares) and 5,000,000 shares of excess stock.

Common Stock

The Company raised $11,379,153 (including reinvestments of $3,218,336) from the issuance of 1,126,675 shares of common stock under the Dividend Reinvestment and Stock Purchase Plan (DRIP) during the six months ended March 31, 2013.

During the six months ended March 31, 2013, the Company paid $12,412,874 in total cash dividends or $0.30 per share to common shareholders, of which $3,218,336 was reinvested in the DRIP. On April 9, 2013, the Company declared a dividend of $0.15 per share to be paid June 17, 2013 to common shareholders of record as of May 15, 2013.

Treasury Stock

As of March 31, 2013, the Company holds no shares in treasury stock.

7.625% Series A Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2013, the Company paid $2,039,452 in preferred dividends or $0.9531 per share on its outstanding Series A preferred shares. Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $1.90625 per share. On April 9, 2013, the Company declared a dividend of $0.4766 per share to be paid June 17, 2013 to Series A preferred shareholders of record as of May 15, 2013.

7.875% Series B Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2013, the Company paid $2,264,064 in preferred dividends or $0.9844 per share on its outstanding Series B preferred shares. Dividends on the Series B preferred shares are cumulative and payable quarterly at an annual rate of $1.96875 per share. On April 9, 2013, the Company declared a dividend of $0.4922 per share to be paid June 17, 2013 to Series B preferred shareholders of record as of May 15, 2013.

Noncontrolling Interest

The following table summarizes the changes in the noncontrolling interests in the Company’s majority owned subsidiary for the six months ended March 31, 2013 and 2012:

	Six Months Ended
	3/31/2013	3/31/2012

Beginning Balance	$50,027	$28,588
Net Income Attributable to Noncontrolling Interest	31,043	47,309
Distributions to Noncontrolling Interests	(40,266)	(40,267)
Ending Balance	$40,804	$35,630

The noncontrolling interest balance as of March 31, 2013 is included in Other liabilities in the accompanying Consolidated Balance Sheet.

NOTE 8 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The Company’s financial assets consist mainly of REIT securities. The fair value of these financial assets was determined using the following inputs at March 31, 2013 and September 30, 2012:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2013:
Equity Securities – Preferred Stock	$29,255,475	$29,255,475	$-0-	$-0-
Equity Securities – Common Stock	22,997,233	22,997,233	-0-	-0-
Debt Securities	11,682	11,682	-0-	-0-
Total Securities	$52,264,390	$52,264,390	$-0-	$-0-

As of September 30, 2012:
Equity Securities – Preferred Stock	$24,153,899	$24,153,899	$-0-	$-0-
Equity Securities – Common Stock	37,517,767	37,517,767	-0-	-0-
Debt Securities	13,507	13,507	-0-	-0-
Total Securities	$61,685,173	$61,685,173	$-0-	$-0-

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

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable and Subordinated Debentures (which have been fully redeemed as of March 31, 2013) approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. At March 31, 2013, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $262,956,252 and $251,352,627, respectively.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended March 31, 2013 and 2012 was $7,916,025 and $7,788,740, respectively.

During the six months ended March 31, 2013 and 2012, the Company had dividend reinvestments of $3,218,336 and $1,230,696 respectively, which required no cash transfers.

During the six months ended March 31, 2013, $3,500,000 in principal amount of the Debentures was converted to 382,091 shares of common stock.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

The Company has entered into separate agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed. These buildings are located in Kentucky, Minnesota, Missouri, Pennsylvania, Texas, Virginia and Wisconsin, totaling approximately 1,420,000 square feet, which will be net-leased to investment grade tenants for 10 or more years, of which approximately 862,000 square feet or 61% will be leased to FedEx Ground Packaging System. The aggregate purchase price for the eight properties is approximately $96,105,000. Subject to satisfactory due diligence, we anticipate closing these eight transactions during fiscal 2013 and fiscal 2014. The Company has made deposits totaling $1,800,000 on these acquisitions as of March 31, 2013, which is included in other assets as of March 31, 2013.

In connection with the Kentucky, Minnesota, Pennsylvania, Virginia and Wisconsin acquisitions, the Company entered into three separate commitments to obtain self-amortizing mortgages totaling $37,475,000 at fixed interest rates ranging from 3.84% to 4.17% for terms ranging between 13 and 20 years. The Company has currently paid commitment and loan processing fees totaling $434,250, of which $416,250 will be refunded at each respective closing, which are expected to take place during the third quarter of fiscal 2013 and the first quarter of fiscal 2014.

The Company has entered into separate agreements to expand three existing buildings leased to FedEx Ground Packaging System, Inc. by approximately 170,000 square feet. As of March 31, 2013, the Company has incurred expansion costs of approximately $3,900,000 (including $988,300 for the purchase of land, see Note 3). As of March 31, 2013, the total remaining expansion costs expected to be incurred during fiscal 2013 and fiscal 2014 amount to approximately $10,100,000. Total expansion costs for the buildings being expanded are expected to average $83 per square foot. Upon completion, the expansions will result in a new ten year lease extension for each building being expanded and the expansions will result in total increased annual rent of approximately $1,400,000 averaging $8.20 per square foot per annum.

The Company has entered into a commitment to renew and increase its $20 million unsecured revolving credit facility, which is set to mature in June 2013. The renewed credit facility will be increased to $40 million with an accordion feature up to $60 million. The renewed facility will mature in June 2016, has a one-year extension option, and will bear interest at LIBOR plus 175 basis points to 250 basis points depending on the Company’s leverage ratio. Based on the Company’s current leverage ratio, the facility will bear interest at LIBOR plus 200 basis points. The current $20 million facility does not have an extension option and interest is at LIBOR plus 200 basis points to 250 basis points depending on the amount drawn down on the facility, which is currently at LIBOR plus 200 basis points. The Company expects to close on its renewed credit facility during the third quarter of fiscal 2013.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

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

The Company is a REIT. The Company seeks to invest in well-located, modern industrial buildings leased primarily to investment grade tenants on long-term leases. During the six months ended March 31, 2013, the Company purchased two net-leased industrial properties, located in Livonia, MI and Olive Branch, MS, totaling approximately 787,000 square feet, for $41,718,816. As of March 31, 2013, the Company owned seventy-two industrial properties and one shopping center with total square footage of approximately 9,165,000 square feet. These properties are located in twenty-six states. As of quarter end, the Company’s weighted average lease expiration term was approximately 6.1 years and its occupancy rate was 95%. In addition, the Company’s average rent per occupied square foot for fiscal 2013 was approximately $5.46. Total net real estate investments were $507,295,566 as of March 31, 2013.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property. Net Operating Income from property operations (NOI) is defined as recurring rental and reimbursement revenue, less real estate taxes and operating expenses, such as insurance, utilities and repairs and maintenance. NOI increased $934,477 or 9% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 and increased $1,923,793 or 9% for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012. The increase was due to the additional income related to seven industrial properties purchased during fiscal 2012 (of which two were purchased subsequent to March 31, 2012) and two properties purchased during the six months ended March 31, 2013.

The Company’s NOI for the three and six months ended March 31, 2013 and 2012 is calculated as follows:

	Three Months Ended		Six Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012

Rental Revenue	$11,738,407	$10,691,955	$23,047,661	$21,349,581
Reimbursement Revenue	1,567,802	1,875,848	3,086,038	3,455,688
Total Rental and Reimbursement Revenue	13,306,209	12,567,803	26,133,699	24,805,269
Real Estate Taxes	(1,117,948)	(1,675,693)	(2,281,462)	(3,100,296)
Operating Expense	(967,176)	(605,502)	(1,493,800)	(1,270,329)
NOI	$11,221,085	$10,286,608	$22,358,437	$20,434,644

The Company’s revenue also includes lease termination income, which amounted to $-0- and $690,730, respectively, for the three and six months ended March 31, 2013 and $3,222,283 for the three and six months ended March 31, 2012. This income represents the payments from former tenants at our St. Joseph, MO and Monroe, NC properties terminating their lease obligations before the end of the contractual term of the leases. Other than the Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS the Company does not have any other leases that contain an early termination option.

The Company has a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties consisting of thirty-seven separate stand-alone leases. The percentage of FDX leased square footage to the total of the Company’s rental space was 41% (10% to FDX and 31% to FDX subsidiaries) as of March 31, 2013. At the quarter end, no other tenants leased more than 5% of the Company’s total square footage with the exception of Milwaukee Electric Tool Corporation which leased 7%. The only tenant that accounted for more than 5% of the Company’s total rental and reimbursement revenue for the six months ended March 31, 2013 was FDX and its subsidiaries. Annualized rental and reimbursement revenue from FDX and its subsidiaries is estimated to be approximately 52% (12% to FDX and 40% to FDX subsidiaries) of total rental and reimbursement revenue for fiscal 2013. This concentration is a risk shareholders should consider.

The Company also holds a portfolio of securities of other REITs with a fair value of $52,264,390 as of March 31, 2013, which earns dividend and interest income. The dividends received from our securities investments were at a weighted average yield of approximately 6.9% as of March 31, 2013. During the six months ended March 31, 2013, the Company recognized gains on sale of securities of $5,913,472. As of March 31, 2013, the Company had net unrealized gains on securities available for sale of $5,922,580. The Company invests in REIT securities on margin from time to time when the Company believes it can achieve an adequate yield spread. As of March 31, 2013, the Company does not have any borrowings under its margin line. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

On November 9, 2012, the Company purchased a 172,005 square foot industrial building located in Livonia, MI. The building is 100% net leased to FedEx Ground Packaging System, Inc. through March 31, 2022. The purchase price was $14,350,000. The Company obtained a mortgage of $9,500,000 at a fixed interest rate of 4.45% for 14 years and paid the remaining amount from cash on hand. This mortgage matures on December 1, 2026. Annual rental income over the remaining term of the lease is approximately $1,194,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $650,000 to an intangible asset associated with the net fair value assigned to the acquired lease at the property.

On December 20, 2012, the Company purchased a 615,305 square foot industrial building located in Olive Branch, MS. The building is 100% net leased to Milwaukee Electric Tool Corporation through March 31, 2023. The purchase price was $28,000,000. The Company obtained a mortgage of $17,500,000 at a fixed interest rate of 3.76% for 10 years and paid the remaining amount with a draw on its unsecured line of credit (line of credit). This mortgage matures on January 1, 2023. During the three months ended March 31, 2013, the purchase price was adjusted to $27,368,816, resulting in a refund of the purchase price totaling $631,184. Per the terms of the mortgage agreement, 62.5% of any purchase price reduction was required to be used to pay down the mortgage balance. Therefore, $394,490 of the refund was applied as a reduction to the mortgage balance. In addition, in accordance with the purchase and lease agreements, the reduction in purchase price resulted in the annual rental income over the remaining term of the lease to be adjusted from approximately $1,965,000 to $1,928,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an intangible asset.

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Packaging System, Inc. located in Orion, MI for $988,300 in connection with a 52,154 square foot expansion of the building which is expected to be completed fiscal in 2013.

The Company has entered into separate agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed. These buildings are located in Kentucky, Minnesota, Missouri, Pennsylvania, Texas, Virginia and Wisconsin, totaling approximately 1,420,000 square feet, which will be net-leased to investment grade tenants for 10 or more years, of which approximately 862,000 square feet or 61% will be leased to FedEx Ground Packaging System. The aggregate purchase price for the eight properties is approximately $96,105,000. Subject to satisfactory due diligence, we anticipate closing these eight transactions during fiscal 2013 and fiscal 2014. The Company has made deposits totaling $1,800,000 on these acquisitions as of March 31, 2013, which is included in other assets as of March 31, 2013.

In connection with the Kentucky, Minnesota, Pennsylvania, Virginia and Wisconsin acquisitions, the Company entered into three separate commitments to obtain self-amortizing mortgages totaling $37,475,000 at fixed interest rates ranging from 3.84% to 4.17% for terms ranging between 13 and 20 years. The Company has currently paid commitment and loan processing fees totaling $434,250 of which $416,250 will be refunded at each respective closing which are expected to take place during the third quarter of fiscal 2013 and the first quarter of fiscal 2014.

The Company has entered into separate agreements to expand three existing buildings leased to FedEx Ground Packaging System, Inc. by approximately 170,000 square feet. As of March 31, 2013, the Company has incurred expansion costs of approximately $3,900,000 (including $988,300 for the purchase of land, see Note 3). As of March 31, 2013, the total remaining expansion costs expected to be incurred during fiscal 2013 and fiscal 2014 amount to approximately $10,100,000. Total expansion costs for the buildings being expanded are expected to average $83 per square foot. Upon completion, the expansions will result in a new ten year lease extension for each building being expanded and the expansions will result in total increased annual rent of approximately $1,400,000 averaging $8.20 per square foot per annum

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

Changes in Results of Operations

As of March 31, 2013, the Company owned seventy-three properties with total square footage of approximately 9,165,000 as compared to seventy properties with total square footage of approximately 8,267,000 as of March 31, 2012. As of March 31, 2013 and 2012, the Company’s weighted average lease expiration term was approximately 6.1 years and 5.2 years, respectively. The Company’s occupancy rate was 95% as of March 31, 2013 and 2012.

In fiscal 2013, approximately 10% of our gross leasable area, consisting of 11 leases totaling 896,813 square feet was originally set to expire. To date, the Company has extended 10 leases which were scheduled to expire in fiscal 2013. We have incurred or expect to incur tenant improvement costs and leasing costs of approximately $1,245,000 and $541,000, respectively in connection with these 10 lease renewals. In the table below, both the tenant improvement costs and the leasing costs are presented on a per square foot (PSF) basis averaged over the renewal term. In addition, the following table summarizes the lease terms of the 10 leases which were renewed.

Property	Tenant	Square feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Chattanooga, TN	FedEx Express	60,637	$6.10	10/27/12	$5.13	10/31/17	5.0	$0.61	$0.10
Lakeland, FL	FedEx Express	32,105	5.13	11/30/12	4.83	11/30/17	5.0	0.14	0.10
Augusta, GA	FedEx Express	30,184	4.67	11/30/12	4.00	11/30/22	10.0	0.22	0.08
Fayetteville, NC	Maidenform, Inc.	148,000	3.00	12/31/12	3.00	12/31/13	1.0	-0-	0.06
Orangeburg, NY	Kellogg Sales Co.	50,400	7.00	2/28/13	7.00	2/28/14	1.0	-0-	0.14
Newington, CT	Kellogg Sales Co.	54,812	6.54	2/28/13	6.54	2/28/14	1.0	-0-	0.13
Edwardsville, KS	Carlisle Tire	179,280	3.85	5/31/13	4.09	5/31/18	5.0	0.22	0.25
Jacksonville, FL	FedEx Ground	95,883	6.00	5/31/13	5.40	5/31/19	6.0	0.07	0.11
West Chester Twp, OH	FedEx Ground	103,818	4.80	8/31/13	5.01	8/31/23	10.0	0.64	0.10
Bedford Heights, OH	FedEx Express	82,269	5.54	8/31/13	4.96	8/31/18	5.0	0.15	0.15
	Total	837,388
Weighted Average			$4.84		$4.68		4.7	$0.32	$0.14

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term
20

Of the total 896,813 square feet of gross leasable area originally set to expire during fiscal 2013, 837,388 square feet or 93% has been renewed. The lease renewals have been renewed for a weighted average term of 4.7 years at an average lease rate per square foot of $4.68 as compared to $4.84 per square foot formerly, representing a reduction of 3.3%.

The one remaining lease located in White Bear Lake, MN leased to FedEx Express through November 30, 2012, representing 59,425 square feet or 7% of the space, did not renew.

Effective March 31, 2013, we entered into a seven and half year lease with Tampa Bay Grand Prix at our 68,385 square foot facility located in Tampa FL, which was previously vacant. The tenant receives free rent for six months. Effective October 1, 2013, annual base rent will be $256,443 or $3.74 per square foot with 3% increases each year through the September 30, 2020 lease expiration.

Rental revenue increased $1,046,452 or 10% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 and increased $1,698,080 or 8% for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012. The increase for the three and six months ended March 31, 2013 was due primarily to the increased rental income earned from acquisitions of seven properties during fiscal 2012 (of which two were purchased subsequent to March 31, 2012) and two properties purchased during the six months ended March 31, 2013.

Reimbursement revenue decreased $308,046 or 16% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 and decreased $369,650 or 11% for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012. Real estate tax expense decreased $557,745 or 33% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 and decreased $818,834 or 26% for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012. The decrease for the three and six months ended March 31, 2013 for both reimbursement revenue and real estate taxes was due primarily to the Company’s ability to obtain refunds and reductions in real estate taxes in several jurisdictions. Our single tenant properties are subject to net leases which require the tenants to absorb the real estate taxes as well as insurance and the majority of repairs and maintenance. As such, the Company is reimbursed by the tenants for these real estate taxes. Because the reduction in real estate taxes results in reducing our tenants overall occupancy costs, it is expected to result in higher tenant retention rates.

Lease termination income amounted to $-0- and $690,730 for the three and six months ended March 31, 2013, respectively, as compared to $3,222,283 for the three and six months ended March 31, 2012. This income represents the payments from former tenants at our St. Joseph, MO and Monroe, NC properties terminating their lease obligations before the end of the contractual term of the leases.

Operating expenses increased $361,674 or 60% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 and increased $223,471 or 18% for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012. The increase in Operating expenses for the three months ended March 31, 2013 was due primarily to the increase in insurance costs of $216,000, an increase in repair and maintenance costs of $102,000 and an increase in utility costs of $30,000. The increase in Operating expenses for the six months ended March 31, 2013 was due primarily to the increase in insurance costs of $153,000, an increase in repair and maintenance costs of $161,000 and an increase in utility costs of $95,000. The increases were mainly due to the acquisitions in 2012 and 2013. The increases were offset by a decrease in management fees of $74,000 and $161,000 for the three and six months ended March 31, 2013. Effective August 1, 2012, the Company terminated its contract with its management agent and the Company became a fully integrated and self-managed real estate company.

General and administrative expense increased $18,085 or 2% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 and increased $297,908 or 15% for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012. The increase in General and administrative expense for the six months ended March 31, 2013 was due primarily to increased salary and related expenses for recent hires of approximately $135,000, professional fees associated with redeeming the Debentures of approximately $60,000 and general professional fees of approximately $85,000.

Interest and dividend income increased $112,458 or 13% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 and increased $286,193 or 16% for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012. This increase was due mainly to an increase of 19% in investments in securities available for sale as of March 31, 2013 as compared to the investments in securities available for sale as of March 31, 2012. The weighted average yield was approximately 6.9% and 7.3% for the three months ended March 31, 2013 and 2012, respectively and approximately 6.8% for the six months ended March 31, 2013 and 2012.

The Company recognized a gain on sale of securities of $3,802,704 and $2,209,257 for the three months ended March 31, 2013 and 2012, respectively and $5,913,472 and $4,997,715 for the six months ended March 31, 2013 and 2012, respectively. In addition, the Company had net unrealized gains on its securities held for sale of $5,922,580 as of March 31, 2013.

Discontinued operations for the three and six months ended March 31, 2013 include the operations of the property in Greensboro, NC, which was classified as held for sale as of December 31, 2012. On February 19, 2013, the Greensboro, NC property was sold for $1,525,000. Discontinued operations for the three and six months ended March 31, 2012 include the operations of Greensboro, NC and the operations of the property in Quakertown, PA which was classified as held for sale as of September 30, 2011 and was sold on October 31, 2011. The following table summarizes the components of discontinued operations:

	Three Months Ended		Six Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012

Rental and Reimbursement revenue	$-0-	$-0-	$32,258	$95,888
Real Estate Taxes	(22,120)	(6,897)	(28,474)	(16,719)
Operating Expenses	(23,190)	(17,698)	(33,026)	(27,935)
Depreciation & Amortization	-0-	(19,647)	(20,094)	(38,787)
Income (Loss) from Operations of Disposed Property	(45,310)	(44,242)	(49,336)	12,447
Gain (Loss) on Sale of Investment Property	345,794	-0-	345,794	(8,220)
Income (Loss) from Discontinued Operations	$300,484	$(44,242)	$296,458	$4,227

Cash flows from discontinued operations for the six months ended March 31, 2013 and 2012 are combined with the cash flows from operations within each of the three categories presented. Cash flows from discontinued operations are as follows:

	Six Months Ended
	3/31/2013	3/31/2012

Cash flows from Operating Activities	$(12,260)	$85,458
Cash flows from Investing Activities	1,413,891	2,553,507
Cash flows from Financing Activities	-0-	(2,581,355)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net cash from operating activities of $11,689,703 and $15,920,253 for the six months ended March 31, 2013 and 2012, respectively.

Net real estate investments increased $39,409,082 from September 30, 2012 to March 31, 2013. This increase was due mainly to the purchase of the industrial properties in Livonia, MI and Olive Branch, MS totaling $41,718,816 and the purchase of land adjacent to our property located in Orion, MI for $988,300 in connection with a 52,154 square foot expansion. The increase was partially offset by depreciation expense for the six month period of $6,389,457.

Securities available for sale decreased $9,420,783 from September 30, 2012 to March 31, 2013. The decrease was due to the sales of securities with a cost basis of $19,264,555 offset by purchases of securities totaling $9,305,129 and an increase in net unrealized gains of $538,643.

Mortgage notes payable increased $13,408,716 from September 30, 2012 to March 31, 2013. The increase was due mainly to the two mortgages of $27,000,000 originated in connection with the acquisitions of the two industrial properties purchased in fiscal 2013. Details on the mortgages are as follows:

Property	Mortgage Originated	Maturity Date	Interest Rate
Livonia, MI	$9,500,000	12/1/26	4.45%
Olive Branch, MS (1)	17,500,000	01/1/23	3.76%

(1)	On February 27, 2013, the mortgage was amended to reduce the balance by 62.5% of the reduction in the purchase price of the acquisition requiring a one-time principal payment of $394,490.

The increase in mortgages was partially offset by scheduled payments of principal of $8,793,117, balloon payments on the Montgomery, IL and Ft. Myers, FL property mortgages of $7,233,929, and a one-time principal payment of $394,490 on the Olive Branch, MS property mortgage. In addition, the Company refinanced the existing mortgage on the Tolleson, AZ property with a balance of $5,169,748 at an interest rate of 5.8% due December 1, 2012. The new $8,000,000 mortgage, which matures on November 1, 2022, is at a fixed interest rate of 3.95%. The Company is scheduled to repay a total of approximately $26,304,000 in mortgage principal payments in the next twelve months, consisting of balloon payments of approximately $7,500,000 and normal monthly amortization payments of approximately $18,804,000. The Company intends to make these principal payments from the funds raised from the DRIP, draws from the line of credit, cash from operations and refinancings.

The Company’s outstanding 8% Debentures decreased $8,615,000 from September 30, 2012 to March 31, 2013. Pursuant to notice given, on October 29, 2012, the Company’s subsidiary redeemed all of the 2013 and 2015 Debentures outstanding on November 30, 2012 for the full principal amount plus accrued interest to November 30, 2012. Between October 1, 2012 and November 30, 2012, $3,500,000 of the Debentures was converted to 382,091 shares of common stock and the remaining $5,115,000 of the Debentures were redeemed.

Loans payable increased $12,000,000 from September 30, 2012 to March 31, 2013. The increase was due to a draw on the line of credit of $12,000,000. As of March 31, 2013, total loans payable of $17,200,000 consisted of $12,000,000 outstanding under the Company’s current $20,000,000 line of credit, a $2,700,000 loan from the Bank of Princeton and a $2,500,000 loan from Two River Bank.

Liquidity and Capital Resources

Net cash provided by operating activities was $11,689,703 and $15,920,253 for the six months ended March 31, 2013 and 2012, respectively. Dividends paid on common stock for the six months ended March 31, 2013 and 2012 were $12,412,874 and $11,614,217, respectively (of which $3,218,336 and $1,230,696, respectively, was reinvested). The Company pays dividends from cash provided by operating activities.

As of March 31, 2013, the Company owned securities available for sale of $52,264,390 subject to term loans of $5,200,000. These marketable securities provide the Company with additional liquidity as well as dividend income. As of March 31, 2013, the Company had a net unrealized gain on its portfolio of $5,922,580. The dividends received from our investments continue to meet our expectations.

As of March 31, 2013, the Company owned seventy-three properties (seventy-two industrial properties and one shopping center), of which fifty-nine carried mortgage loans with outstanding principal balances as of March 31, 2013 totaling $251,352,627. The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s line of credit limit the amount of unencumbered properties which can be mortgaged. The Company had $8 million available on its $20 million line of credit as of March 31, 2013. The line of credit matures June 30, 2013 and the Company has entered into a commitment to renew and increase its unsecured revolving credit facility. The renewed credit facility will be increased to $40 million with an accordion feature up to $60 million. The renewed facility will mature in June 2016, has a one-year extension option, and will bear interest at LIBOR plus 175 basis points to 250 basis points depending on the Company’s leverage ratio. Based on the Company’s current leverage ratio, the facility would bear interest at LIBOR plus 200 basis points. The current $20 million facility does not have an extension option and interest is at LIBOR plus 200 basis points to 250 basis points depending on the amount drawn down on the facility, which is currently at LIBOR plus 200 basis points. The Company expects to close on its renewed credit facility during the third quarter of fiscal 2013. The Company’s total net debt to total market capitalization was 29% and the Company’s total net debt plus preferred equity to total market capitalization was 42% as of March 31, 2013.

During the six months ended March 31, 2013, the Company paid $2,039,452 in dividends on its outstanding Series A preferred shares. On April 9, 2013, the Board of Directors declared a dividend of $0.4766 per share of the Company’s Series A preferred shares payable June 17, 2013, to Series A preferred shareholders of record as of May 15, 2013.

During the six months ended March 31, 2013, the Company paid $2,264,064 in dividends on its outstanding Series B preferred shares. On April 9, 2013, the Board of Directors declared a dividend of $0.4922 per share of the Company’s Series B preferred shares payable June 17, 2013, to Series B preferred shareholders of record as of May 15, 2013.

The Company raised $11,379,153 (including reinvestments of $3,218,336) from the issuance of 1,126,675 common shares in the DRIP during the six months ended March 31, 2013. During the six months ended March 31, 2013, the Company paid $12,412,874 in total cash dividends or $0.30 per common share to common shareholders, of which $3,218,336 was reinvested in the DRIP. On April 9, 2013, the Company declared a dividend of $0.15 per common share to be paid on June 17, 2013 to common shareholders of record as of May 15, 2013.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its line of credit or securities margin loans, refinance debt, or raise capital through the DRIP or capital markets.

The Company has been raising capital through its DRIP, registered direct placements and public offerings of common and preferred stock and investing in net leased industrial properties. The Company believes that funds generated from operations and from its public offerings, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next year.

The Company seeks to invest in well-located, modern buildings, leased primarily to investment grade tenants on long-term leases. In management’s opinion, newly built facilities leased to FedEx Corporation (FDX) and its subsidiaries meet these criteria. The Company has a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties consisting of thirty-seven separate stand-alone leases. The percentage of FDX leased square footage to the total of the Company’s rental space was 41% (10% to FDX and 31% to FDX subsidiaries) as of March 31, 2013. At the quarter end, no other tenants leased more than 5% of the Company’s total square footage with the exception of Milwaukee Electric Tool Corporation which leased 7%. The only tenant that accounted for more than 5% of the Company’s total rental and reimbursement revenue for the six months ended March 31, 2013 was FDX and its subsidiaries. Annualized rental and reimbursement revenue from FDX and its subsidiaries is estimated to be approximately 52% (12% to FDX and 40% to FDX subsidiaries) of total rental and reimbursement revenue for fiscal 2013.

FDX and Milwaukee Electric Tool Corporation’s ultimate parent, Techtronic Industries Company Limited are publicly-owned companies and information on the business operations and financial condition on each company is readily available to the Company’s shareholders.

The Company intends to acquire additional net-leased industrial properties on long-term leases, primarily to investment grade tenants, and expand its current properties when needed. The Company has historically financed purchases of real estate and expansions primarily through mortgages, draws on its unsecured line of credit and available cash reserves. To the extent that funds or appropriate properties are not available, fewer acquisitions and expansions will be made.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Funds From Operations and Core Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (US GAAP), excluding extraordinary items, as defined under US GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-US GAAP supplemental measure of REIT operating performance. Core Funds From Operations (Core FFO), is defined as FFO plus acquisition costs. FFO and Core FFO should be considered as a supplemental measure of operating performance used by REITs. FFO and Core FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis. The items excluded from FFO and Core FFO are significant components in understanding the Company’s financial performance.

FFO and Core FFO (i) do not represent cash flow from operations as defined by US GAAP; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flow as a measure of liquidity. FFO and Core FFO, as calculated by the Company, may not be comparable to similarly titled measures reported by other REITs.

The Company’s FFO and Core FFO for the three and six months ended March 31, 2013 and 2012 is calculated as follows:

	Three Months Ended		Six Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012

Net Income Attributable to Common Shareholders	$5,492,153	$7,240,227	$9,046,972	$11,586,445
Depreciation Expense	3,268,393	2,830,117	6,402,300	5,615,773
Amortization of Lease costs and Intangible Assets	384,703	321,919	769,406	639,811
(Gain) Loss on Sales of Depreciable Assets	(345,794)	-0-	(345,794)	8,220
FFO Attributable to Common Shareholders	8,799,455	10,392,263	15,872,884	17,850,249
Acquisition Costs	-0-	261,382	385,862	565,724
Core FFO Attributable to Common Shareholders	$8,799,455	$10,653,645	$16,258,746	$18,415,973

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended March 31, 2013 and 2012:

	Six Months Ended
	3/31/13	3/31/12

Operating Activities	$11,689,703	$15,920,253
Investing Activities	(30,606,798)	(43,439,002)
Financing Activities	14,396,692	32,698,198
25

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
  changes in real estate market conditions, economic conditions in the industrial sector and the market in which our properties are located and general economic conditions;
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
  our ability to comply with debt covenants;
  our ability to integrate acquired properties and operations into existing operations;
  continued availability of proceeds from issuances of our debt or equity securities;
  the availability of other debt and equity financing alternatives;
  market conditions affecting our debt and equity securities;
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
  declines in the market value of our investment securities; and
  our ability to qualify as a REIT for federal income tax purposes.

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to March 31, 2013 (the date of this Quarterly Report on Form 10-Q).

ITEM 4. Controls and Procedures.

The Company’s President and Chief Executive Officer , the Company’s principal executive officer, and the Company’s Chief Financial Officer, the Company’s principal financial officer, with the assistance of other members of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of such period.

There has not been any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1	Legal Proceedings. – None
Item 1A

Risk Factors.

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds. – None
Item 3.	Defaults Upon Senior Securities. – None
Item 4.	Mine Safety Disclosures. – None
Item 5.	Other Information. – None
Item 6.	Exhibits
31.1	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date:	May 7, 2013	By: /s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	May 7, 2013	By: /s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

