Form 10-Q
period 2013-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2013-08-07
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

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

Large accelerated filer Accelerated filer X_ Non-accelerated filer ____ (Do not check if smaller reporting company) Smaller Reporting Company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:
Class	Outstanding Common Shares as of August 1, 2013
Common Stock, $.01 par value per share	43,570,243

1

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2013

C O N T E N T S

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND SEPTEMBER 30, 2012

ASSETS	June 30, 2013 (Unaudited)	September 30, 2012

Real Estate Investments:
Land	$94,210,414	$88,559,914
Buildings and Improvements	515,649,906	457,557,443
Total Real Estate Investments	609,860,320	546,117,357
Accumulated Depreciation	(87,814,254)	(78,230,873)
Net Real Estate Investments	522,046,066	467,886,484

Real Estate Held for Sale	-0-	1,080,940
Cash and Cash Equivalents	13,130,363	24,650,858
Securities Available for Sale at Fair Value	46,769,416	61,685,173
Tenant and Other Receivables	1,508,019	1,116,825
Deferred Rent Receivable	3,106,167	2,214,501
Loans Receivable, net	70,166	87,916
Prepaid Expenses	2,652,698	1,428,454
Financing Costs, net of Accumulated Amortization of $2,911,888 and $2,546,806, respectively	3,774,984	3,213,762
Lease Costs, net of Accumulated Amortization of $1,318,937 and $1,156,699, respectively	2,131,876	1,518,780
Intangible Assets, net of Accumulated Amortization of $7,929,649 and $6,731,014, respectively	7,086,391	7,635,026
Other Assets	3,319,672	1,988,983

TOTAL ASSETS	$605,595,818	$574,507,702

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2013 AND SEPTEMBER 30, 2012

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2013 (Unaudited)	September 30, 2012

Liabilities:
Mortgage Notes Payable	$247,615,974	$237,943,911
Subordinated Convertible Debentures	-0-	8,615,000
Loans Payable	17,200,000	5,200,000
Accounts Payable and Accrued Expenses	5,009,996	3,881,769
Other Liabilities	4,090,240	3,179,883

Total Liabilities	273,916,210	258,820,563

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity:
Series A - 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of June 30, 2013 and September 30, 2012	53,493,750	53,493,750
Series B - 7.875% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of June 30, 2013 and September 30, 2012	57,500,000	57,500,000
Common Stock, $0.01 Par Value Per Share: 67,700,000 Shares
Authorized as of June 30, 2013 and September 30, 2012;
43,208,646 and 40,696,692 Shares Issued and Outstanding as of
June 30, 2013 and September 30, 2012, respectively	432,086	406,967
Excess Stock, $0.01 Par Value Per Share: 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	216,111,383	198,902,485
Accumulated Other Comprehensive Income	4,142,389	5,383,937
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	331,679,608	315,687,139

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$605,595,818	$574,507,702

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended		Nine Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
INCOME:
Rental Revenue	$11,712,134	$10,689,908	$34,759,795	$32,039,489
Reimbursement Revenue	2,342,130	1,853,819	5,428,168	5,309,507
Lease Termination Income	-0-	-0-	690,730	3,222,283
TOTAL INCOME	14,054,264	12,543,727	40,878,693	40,571,279

EXPENSES:
Real Estate Taxes	1,731,667	1,347,215	4,013,129	4,447,510
Operating Expenses	959,643	922,657	2,453,443	2,192,987
General & Administrative Expense	1,405,833	1,150,607	3,645,241	3,092,107
Severance Expenses	-0-	965,083	-0-	965,083
Acquisition Costs	74,137	55,236	459,999	620,960
Depreciation	3,193,923	2,816,487	9,583,380	8,393,473
Amortization of Lease Costs and Intangible Assets	480,807	458,349	1,451,523	1,259,867
TOTAL EXPENSES	7,846,010	7,715,634	21,606,715	20,971,987

OTHER INCOME (EXPENSE):
Interest and Dividend Income	844,001	732,906	2,972,026	2,574,738
Gain on Securities Transactions, net	1,062,614	680,068	6,976,086	5,677,783
Interest Expense	(3,764,949)	(3,809,005)	(11,483,255)	(11,442,602)
Amortization of Financing Costs	(164,476)	(195,144)	(497,361)	(550,465)
TOTAL OTHER INCOME (EXPENSE)	(2,022,810)	(2,591,175)	(2,032,504)	(3,740,546)

INCOME FROM CONTINUING OPERATIONS	4,185,444	2,236,918	17,239,474	15,858,746

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(4,898)	(3,657)	291,560	570

NET INCOME	4,180,546	2,233,261	17,531,034	15,859,316

Less: Preferred Dividend	2,151,758	1,321,680	6,455,274	3,361,289

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,028,788	$911,581	$11,075,760	$12,498,027

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012 - CONTINUED

	Three Months Ended		Nine Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012

BASIC INCOME – PER SHARE
Income from Continuing Operations	$0.10	$0.06	$0.41	$0.41
Income from Discontinued Operations	-0-	-0-	$0.01	-0-
Net Income	$0.10	0.06	$0.42	0.41
Less: Preferred Dividend	(0.05)	(0.04)	(0.15)	(0.09)
Net Income Attributable to Common Shareholders - Basic	$0.05	$0.02	$0.27	$0.32

DILUTED INCOME – PER SHARE
Income from Continuing Operations	$0.10	$0.06	$0.41	$0.41
Income from Discontinued Operations	-0-	-0-	$0.01	-0-
Net Income	$0.10	0.06	$0.42	0.41
Less: Preferred Dividend	(0.05)	(0.04)	(0.16)	(0.09)
Net Income Attributable to Common Shareholders - Diluted	$0.05	$0.02	$0.26	$0.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	42,638,000	40,111,951	41,767,240	39,122,918
Diluted	42,822,813	40,339,937	41,958,863	39,275,805

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended		Nine Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012

Net Income	$4,180,546	$2,233,261	$17,531,034	$15,859,316
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During
the Period	(717,578)	934,129	5,734,538	8,160,712
Reclassification Adjustment for Net Gains
Realized in Income	(1,062,614)	(680,068)	(6,976,086)	(5,677,783)
TOTAL COMPREHENSIVE INCOME	2,400,354	2,487,322	16,289,486	18,342,245

Less: Preferred Dividend	2,151,758	1,321,680	6,455,274	3,361,289
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$248,596	$1,165,642	$9,834,212	$14,980,956

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

	Nine Months Ended
	6/30/2013	6/30/2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$17,531,034	$15,859,316
Noncash Items Included in Net Income:
Depreciation	9,596,223	8,451,907
Amortization	1,956,135	1,810,332
Stock Compensation Expense	242,651	322,715
(Gain) on Securities Transactions, net	(6,976,086)	(5,677,783)
(Gain) Loss on Sale of Investment Property	(345,794)	8,220
Changes In:
Tenant, Deferred Rent and Other Receivables	(1,209,750)	803,485
Prepaid Expenses	(1,224,244)	(568,612)
Other Assets and Lease Costs	(2,270,035)	(385,379)
Accounts Payable, Accrued Expenses and Other Liabilities	917,356	724,325
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,217,490	21,348,526

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets, net of deposits	(51,807,115)	(60,157,822)
Capital and Land Site Improvements	(10,304,220)	(3,136,963)
Proceeds on Sale of Real Estate Investments, net	1,413,891	2,553,507
Deposits on Acquisition of Real Estate	(2,050,000)	(1,000,000)
Proceeds from Sale of Securities Available for Sale	31,357,113	23,425,639
Purchase of Securities Available for Sale	(10,706,818)	(17,343,831)
Collections on Loans Receivable	17,750	75,986
NET CASH USED IN INVESTING ACTIVITIES	(42,079,399)	(55,583,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from (Repayments to) Loans Payable	12,000,000	(16,860,950)
Repurchase of Subordinated Convertible Debentures	(5,115,000)	(125,000)
Proceeds from Mortgage Notes Payable	41,650,000	55,433,000
Principal Payments on Mortgage Notes Payable	(31,977,937)	(26,117,142)
Financing Costs Paid on Debt	(115,583)	(1,329,197)
Repayment of Employee Loan	-0-	1,082,813
Net Distributions to Noncontrolling Interests	(60,399)	(60,399)
Proceeds from the Exercise of Stock Options	677,985	1,057,831
Proceeds from Registered Direct Placement of Common Stock, net of Offering Costs	-0-	16,189,700
Proceeds from Underwritten Public Offering of Preferred Stock – Series B, net of Offering Costs	-0-	55,504,924
Proceeds from Issuance of Common Stock in the DRIP, net of Reinvestments	15,585,712	10,005,700
Preferred Dividends Paid	(6,455,274)	(3,059,414)
Common Dividends Paid, net of Reinvestments	(13,848,090)	(16,419,052)
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,341,414	75,302,814

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,520,495)	41,067,856
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	24,650,858	6,376,808
CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,130,363	$47,444,664

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2013

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, together with its consolidated subsidiaries (MREIC, the Company, or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of June 30, 2013 and September 30, 2012, rental properties consisted of seventy-four and seventy-two property holdings, respectively. These properties are located in twenty-six states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. In addition, one of the properties that the Company currently owns is owned through a majority interest in a limited liability company, with which the Company consolidates its results of operations and financial condition. The Company also owns a portfolio of REIT investment securities.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012.

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

During fiscal 2011, the Quakertown, PA property was reclassified to Held for Sale, which resulted in $19,628 of income for the nine months ended June 30, 2012, being reclassified into Discontinued Operations. On October 31, 2011, the Quakertown, PA property was sold. In addition, during fiscal 2013, the Greensboro, NC property was reclassified to Held for Sale, which resulted in $(4,898) and $(3,657) of income (loss) for the three months ended June 30, 2013 and 2012, respectively, and $291,560 and $(19,058) of income (loss) for the nine months ended June 30, 2013 and 2012, respectively, being reclassified into Discontinued Operations. On February 19, 2013, the Greensboro, NC property was sold for $1,525,000 (see Note 4).

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

Stock Based Compensation

The Company accounts for stock options and restricted stock in accordance with ASC 718-10 which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). This compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value for restricted stock awards is equal to the fair value of the Company’s common stock on the grant date. Included in General and Administrative Expense in the accompanying Consolidated Statements of Operations are compensation costs of $81,562 and $196,019 which have been recognized during the three months ended June 30, 2013 and 2012, respectively and compensation costs of $242,651 and $322,715 which have been recognized during the nine months ended June 30, 2013 and 2012, respectively.

During the nine months ended June 30, 2013 and 2012, the following stock options were granted under the Company’s Amended and Restated 2007 Stock Option and Stock Award plan (the Amended and Restated 2007 Plan):

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

The fair value of options granted during the nine months ended June 30, 2013 and 2012 was $0.62 and $0.49, respectively.

During the nine months ended June 30, 2013, no shares of restricted stock were granted under the Company’s 2007 Stock Option and Stock Award Plan (the Plan). During the nine months ended June 30, 2013, two participants exercised options to purchase 81,550 shares of common stock at an average exercise price of $8.31 per share for total proceeds of $677,985. As of June 30, 2013, a total of 736,961 shares were available to grant as stock options or as restricted stock and there were outstanding options to purchase 842,880 shares under the Plan. The aggregate intrinsic value of options outstanding as of June 30, 2013 was $1,434,710 and the intrinsic value of options exercised during the three and nine months ended June 30, 2013 was $209,279.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. This ASU is effective prospectively, for reporting periods, beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements

NOTE 2 – NET INCOME PER SHARE

Basic Net Income per Share is calculated by dividing Net Income Attributable to Common Shareholders by the weighted-average number of common shares outstanding during the period. Diluted Net Income per Common Share is calculated by dividing Net Income attributable to Common Shareholders plus Interest Expense related to the Company's Convertible Subordinated Debentures (Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period. During the three months ended December 31, 2012, the Company redeemed all of its outstanding Debentures (see Note 6). Interest Expense of $175,800 and $527,400 for the three and nine months ended June 30, 2012, respectively, and 850,000 common shares to be issued upon the potential conversion of the outstanding Debentures as of June 30, 2012 were excluded from the calculation due to their antidilutive effect.

In addition, common stock equivalents of 184,813 and 227,986 shares are included in the diluted weighted average shares outstanding for the three months ended June 30, 2013 and 2012, respectively, and common stock equivalents of 191,623 and 152,887 shares are included in the diluted weighted average shares outstanding for the nine months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and 2012, no options to purchase shares of common stock were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions and Building Expansions

On November 9, 2012, the Company purchased a 172,005 square foot industrial building located in Livonia, MI. The building is 100% net leased to FedEx Ground Packaging System, Inc. through March 31, 2022. The purchase price was $14,350,000. The Company obtained a self-amortizing mortgage of $9,500,000 at a fixed interest rate of 4.45% for 14 years and paid the remaining amount with Cash on hand. This mortgage matures on December 1, 2026. Annual rental income over the remaining term of the lease is approximately $1,191,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $650,000 to an Intangible Asset associated with the net fair value assigned to the acquired lease at the property. The David Cronheim Mortgage Corporation, an affiliated company of one of the Company’s directors and the Company’s former management agent, received $95,000 in mortgage brokerage commissions in connection with obtaining financing for this acquisition.

On December 20, 2012, the Company purchased a newly constructed 615,305 square foot industrial building located in Olive Branch, MS. The building is 100% net leased to Milwaukee Electric Tool Corporation through March 31, 2023. The initial purchase price was $28,000,000. The Company obtained a self-amortizing mortgage of $17,500,000 at a fixed interest rate of 3.76% for 10 years and paid the remaining amount with a draw on its unsecured line of credit. This mortgage matures on January 1, 2023. During the three months ended March 31, 2013, the local municipality reimbursed the Company $631,184 for costs related to a road that was built in conjunction with the construction of the building, resulting in the purchase price being adjusted to $27,368,816. Per the terms of the mortgage agreement, 62.5% of any purchase price reduction was required to be used to pay down the mortgage balance. Therefore, $394,490 of the reimbursement was applied as a reduction to the mortgage balance and the mortgage agreement was amended to reflect this reduction in principal. In addition, in accordance with the purchase and lease agreements, the reduction in purchase price resulted in the annual Rental Income over the remaining term of the lease to be adjusted from approximately $1,965,000 to $1,924,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On June 18, 2013, the Company purchased a newly constructed 103,402 square foot industrial building located in Roanoke, VA. The building is 100% net leased to FedEx Ground Packaging System, Inc. through April 30, 2023. The purchase price was $10,200,000. The Company obtained a self-amortizing mortgage of $6,650,000 at a fixed interest rate of 3.84% for 13 years and paid the remaining amount with Cash on hand. This mortgage matures on July 1, 2026. Annual rental income over the remaining term of the lease is approximately $755,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset. The David Cronheim Mortgage Corporation, an affiliated company of one of the Company’s directors and the Company’s former management agent, received $66,500 in mortgage brokerage commissions in connection with obtaining financing for this acquisition.

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Packaging System, Inc. located in Orion, MI for $988,300 in connection with a 52,154 square foot expansion of the building. In June 2013, Phase I of the building expansion was substantially complete for a cost of approximately $3,900,000 resulting in an increase in monthly rent effective July 1, 2013 from $107,105 to $145,404. Phase II of the expansion, which consists of a parking lot expansion, is expected to cost approximately $1,500,000 and is expected to be completed in August 2013, at which time monthly rent will be increased effective August 15, 2013 to $160,613 through June 30, 2023.

In June 2013, Phase I of a 64,240 square foot building expansion leased to FedEx Ground Packaging System, Inc. located in Fort Mill, SC was substantially complete for a cost of approximately

$3,500,000 resulting in an increase in monthly rent effective August 1, 2013 from $85,312 to $113,730. Phase II of the expansion, which consists of a parking lot expansion, is expected to cost approximately $600,000 and is expected to be completed in November 2013, at which time monthly rent will be increased to approximately $119,000 through November 30, 2023.

FedEx Ground Packaging System, Inc.’s ultimate parent, FedEx Corporation and Milwaukee Electric Tool Corporation’s ultimate parent, Techtronic Industries Company Limited are publicly-owned corporations and financial information on their business operations is readily available to the Company’s shareholders.

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during fiscal 2013 and 2012 assuming that the acquisitions had occurred as of October 1, 2011, after giving effect to certain adjustments including (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Mortgage Notes Payable related to the new acquisitions, (c) Depreciation Expense related to the new acquisitions, and (d) Net Income Attributable to Common Shareholders has been reduced by Preferred Dividends related to the proceeds from capital raising used for property acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Nine Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012

Rental Revenues	$11,873,600	$12,079,000	$35,628,000	$37,024,800
Net Income Attributable to Common
Shareholders	$2,097,200	$643,800	$11,389,200	$11,286,900
Basic and Diluted Net Income per Share
Attributable to Common Shareholders	$0.05	$0.02	$0.27	$0.29

Tenant Concentration

The Company has a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties consisting of thirty-eight separate stand-alone leases. The percentage of FDX leased square footage to the total of the Company’s rental space was 43% (11% to FDX and 32% to FDX subsidiaries) as of June 30, 2013. At the quarter end, no other tenant leased more than 5% of the Company’s total square footage with the exception of Milwaukee Electric Tool Corporation which leased 7%. The only tenant that accounted for more than 5% of the Company’s total Rental and Reimbursement revenue for the nine months ended June 30, 2013 was FDX and its subsidiaries. Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 53% (12% to FDX and 41% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2013.

NOTE 4 – DISCONTINUED OPERATIONS

Discontinued operations for the three and nine months ended June 30, 2013 include the operations of the property in Greensboro, NC, which was classified as Held for Sale as of December 31, 2012. On February 19, 2013, the Greensboro, NC property was sold for $1,525,000. Discontinued Operations for the three and nine months ended June 30, 2012 include the operations of Greensboro, NC and the operations of the property in Quakertown, PA which was classified as Held for Sale as of September 30, 2011 and was sold on October 31, 2011. The following table summarizes the components of Discontinued Operations:

	Three Months Ended		Nine Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012

Rental and Reimbursement Revenue	$-0-	$28,831	$32,258	$124,719
Real Estate Taxes	-0-	(5,621)	(28,474)	(22,340)
Operating Expenses	(4,898)	(7,220)	(37,924)	(35,155)
Depreciation & Amortization	-0-	(19,647)	(20,094)	(58,434)
Income (Loss) from Operations of Disposed Property	(4,898)	(3,657)	(54,234)	8,790
Gain (Loss) on Sale of Investment Property	-0-	-0-	345,794	(8,220)
Income (Loss) from Discontinued Operations	$(4,898)	$(3,657)	$291,560	$570

Cash Flows from Discontinued Operations for the nine months ended June 30, 2013 and 2012 are combined with the Cash Flows from Operations within each of the three categories presented. Cash Flows from Discontinued Operations are as follows:

	Nine Months Ended
	6/30/2013	6/30/2012

Cash flows from Operating Activities	$(29,080)	$97,860
Cash flows from Investing Activities	1,413,892	2,553,507
Cash flows from Financing Activities	-0-	(2,581,355)

The absence of Cash Flows from Discontinued Operations is not expected to materially affect future liquidity and capital resources.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

During the nine months ended June 30, 2013, the Company sold or redeemed securities with a cost of $24,381,027 and recognized a Gain on Sale of $6,976,086. The Company also made purchases of $10,706,818 in Securities Available for Sale. Of this amount, the Company made total purchases of 18,803 common shares of UMH Properties, Inc. (UMH), a related REIT, through UMH’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $182,402 or a weighted average cost of $9.70 per share. The Company owned a total of 764,155 UMH common shares as of June 30, 2013 at a total cost of $7,187,595 and a fair value of $7,847,868. The Company also owns 200,000 shares of UMH’s 8.25% Series A Cumulative Redeemable Preferred Stock at a total cost of $5,000,000 and a fair value of $5,286,000.

The Company held fourteen securities that were temporarily impaired investments as of June 30, 2013. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The following is a summary of temporarily impaired securities at June 30, 2013:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$4,958,990	$(90,484)	$163,710	$(6,295)
Common stock	979,600	(112,251)	-0-	-0-
Total	$5,938,590	$(202,735)	$163,710	$(6,295)
14

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
12	$4,890,900	$(78,579)	0-5%
2	1,211,400	(130,451)	6-10%
14	$6,102,300	$(209,030)

The Company has determined that these securities are temporarily impaired as of June 30, 2013. The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery. The Company had total net unrealized gains on its securities portfolio of $4,142,389 as of June 30, 2013.

NOTE 6 – DEBT

On June 25, 2013, the Company entered into an agreement that renewed and expanded its $20,000,000 unsecured revolving credit facility, which was set to mature on June 30, 2013. The renewed facility (the “Facility”) is syndicated with two banks led by Capital One, National Association, as joint lead arranger, administrative agent and sole book runner, and includes Bank of Montreal, as joint lead arranger and documentation agent. The renewed Facility has been increased to $40,000,000 with an accordion feature up to $60,000,000, subject to various conditions, as defined in the agreement. The renewed Facility matures June 2016, has a one-year extension option, and borrowings under the Facility will bear interest at LIBOR plus 175 basis points to 250 basis points depending on the company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings under the Facility bear interest at LIBOR plus 185 basis points. The previous $20,000,000 facility did not have an extension option and borrowings bore interest at LIBOR plus 200 basis points to 250 basis points depending on the amount drawn down on the facility. In addition, the Company will pay a commitment fee on the average daily unadvanced portion of the total amount committed under the Facility at a rate of 0.25% per annum if average daily borrowings under the Facility are equal to or greater than 50% of the commitment then in effect, or 0.35% per annum if average daily borrowings under the Facility are less than 50% of the commitment then in effect, which fee will be payable quarterly based on outstanding borrowings during the applicable quarter.

During the nine months ended June 30, 2013, the Company entered into three mortgages originally totaling $33,650,000 in connection with the acquisitions of properties in Livonia, MI, Olive Branch, MS and Roanoke, VA, as described in Note 3.

On October 23, 2012, the Company refinanced an existing 5.8% fixed rate mortgage on the Tolleson, AZ property with a balance of $5,169,748, due December 1, 2012. The new $8,000,000 mortgage, which matures on November 1, 2022, is at a fixed interest rate of 3.95%.

During the nine months ended June 30, 2013, the Company repaid the mortgages on the Montgomery, IL; Ft. Myers, FL; Fayetteville, NC; Lakeland, FL; Augusta, GA and Burr Ridge, IL properties totaling $13,010,514. In addition, during the nine months ended June 30, 2013 the Company satisfied its self-amortizing mortgage on its property located in Liberty, MO.

Pursuant to notice given on October 29, 2012, the Company’s subsidiary redeemed its 2013 and 2015 Debentures outstanding on November 30, 2012 for the full principal amount plus accrued interest to November 30, 2012. Between October 1, 2012 and November 30, 2012, $3,500,000 of the Debentures were converted to 382,091 shares of common stock and $5,115,000 of the Debentures was redeemed.

As of June 30, 2013, total loans payable of $17,200,000 consisted of $12,000,000 outstanding under the Company’s $40,000,000 line of credit, a $2,700,000 loan secured by UMH common stock with the Bank of Princeton and a $2,500,000 loan secured by UMH preferred stock with Two River Bank.

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company’s authorized stock as of June 30, 2013 consisted of 67,700,000 shares of common stock, 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A preferred shares), 2,300,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B preferred shares) and 5,000,000 shares of excess stock.

Common Stock

The Company raised $20,566,626 (including reinvestments of $4,980,914) from the issuance of 2,048,313 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan (DRIP) during the nine months ended June 30, 2013.

During the nine months ended June 30, 2013, the Company paid $18,829,004 in total cash dividends or $0.45 per share to common shareholders, of which $4,980,914 was reinvested in the DRIP. On July 1, 2013, the Company declared a dividend of $0.15 per share to be paid September 16, 2013 to common shareholders of record as of the close of business on August 15, 2013.

Treasury Stock

As of June 30, 2013, the Company holds no shares in treasury stock.

7.625% Series A Cumulative Redeemable Preferred Stock

During the nine months ended June 30, 2013, the Company paid $3,059,178 in Preferred Dividends or $1.4298 per share on its outstanding Series A preferred shares. Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $1.90625 per share. On July 1, 2013, the Company declared a dividend of $0.4766 per share to be paid September 16, 2013 to Series A preferred shareholders of record as of the close of business on August 15, 2013.

7.875% Series B Cumulative Redeemable Preferred Stock

During the nine months ended June 30, 2013, the Company paid $3,396,096 in Preferred Dividends or $1.4766 per share on its outstanding Series B preferred shares. Dividends on the Series B preferred shares are cumulative and payable quarterly at an annual rate of $1.96875 per share. On July 1, 2013, the Company declared a dividend of $0.4922 per share to be paid September 16, 2013 to Series B preferred shareholders of record as of the close of business on of August 15, 2013.

Noncontrolling Interest

The following table summarizes the changes in the noncontrolling interests in the Company’s majority owned subsidiary for the nine months ended June 30, 2013 and 2012:

	Nine Months Ended
	6/30/2013	6/30/2012

Beginning Balance	$50,027	$28,588
Net Income Attributable to Noncontrolling Interest	58,638	45,401
Distributions to Noncontrolling Interests	(60,399)	(60,399)
Ending Balance	$48,266	$13,590

The noncontrolling interest balance as of June 30, 2013 is included in Other Liabilities in the accompanying Consolidated Balance Sheet.

NOTE 8 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale. The Company’s financial assets consist mainly of REIT securities. The fair value of these financial assets was determined using the following inputs at June 30, 2013 and September 30, 2012:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2013:
Equity Securities – Preferred Stock	$28,281,225	$28,281,225	$-0-	$-0-
Equity Securities – Common Stock	18,476,708	18,476,708	-0-	-0-
Debt Securities	11,483	11,483	-0-	-0-
Total Securities	$46,769,416	$46,769,416	$-0-	$-0-

As of September 30, 2012:
Equity Securities – Preferred Stock	$24,153,899	$24,153,899	$-0-	$-0-
Equity Securities – Common Stock	37,517,767	37,517,767	-0-	-0-
Debt Securities	13,507	13,507	-0-	-0-
Total Securities	$61,685,173	$61,685,173	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable and Subordinated Debentures (which have been fully redeemed as of June 30, 2013) approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. At June 30, 2013, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate Mortgage Notes Payable amounted to $258,495,080 and $247,615,974, respectively.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended June 30, 2013 and 2012 was $11,682,267 and $11,580,505, respectively.

During the nine months ended June 30, 2013 and 2012, the Company had Dividend Reinvestments of $4,980,914 and $1,230,696 respectively, which required no cash transfers.

During the nine months ended June 30, 2013, $3,500,000 in principal amount of the Debentures was converted to 382,091 shares of common stock.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheet or results of operations.

The Company has entered into separate agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed. These buildings are located in Kansas, Kentucky, Minnesota, Missouri, Pennsylvania, Texas, and Wisconsin, totaling approximately 1,590,000 square feet, which will be net-leased to investment grade tenants for 10 or more years, of which approximately 759,000 square feet or 48% will be leased to FedEx Ground Packaging System. The aggregate purchase price for the eight properties is approximately $104,500,000. Subject to satisfactory due diligence, we anticipate closing these eight transactions during fiscal 2013 and fiscal 2014. The Company has made deposits totaling $2,050,000 on these acquisitions as of June 30, 2013, which is included in Other Assets as of June 30, 2013.

In connection with certain acquisitions, as discussed above, the Company entered into four separate commitments to obtain mortgages totaling $54,005,000 at fixed interest rates ranging from 3.45% to 4.17% for terms ranging between 10 to 20 years. The Company has currently paid commitment and loan processing fees totaling $921,300, of which $883,300 will be refunded at each respective closing, which are expected to take place during the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014.

The Company has entered into separate agreements to expand four existing buildings leased to FedEx Ground Packaging System, Inc. by approximately 220,000 square feet of which Phase I of two of the expansions consisting of 116,394 square feet have been substantially completed as of June 30, 2013 (see Note 3). Total expansion costs are expected to be approximately $2,588,000 for land purchases, approximately $5,700,000 for parking lot expansions and approximately $14,380,000 for building expansions. As of June 30, 2013, the Company has incurred expansion costs of approximately $11,216,000 (including $988,300 for the purchase of land, see Note 3) and the total remaining expansion costs expected to be incurred (including $1,600,000 for the purchase of land, see note 11) during fiscal 2013 and fiscal 2014 amount to approximately $11,452,000. The building expansions are expected to average approximately $65 per square foot. Upon completion, the expansions will result in a new ten year lease extension for each building being expanded and will result in total increased annual rent of approximately $2,267,000.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued and are disclosed herein.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Packaging System, Inc. located in Richfield, OH for $1,600,000 in order to construct a parking lot and a 51,667 square foot expansion of the building. The parking lot expansion is expected to cost approximately $3,200,000 and is expected to be completed by October 1, 2013, at which time the monthly rent will increase from $53,720 to $93,699. The building expansion is expected to cost approximately $3,700,000, averaging $71.61 per square foot, and is expected to be completed by August 1, 2014 at which time the monthly rent will increase to $124,159 through September 30, 2024. Total expansion costs, including the land, is expected to be approximately $8,500,000.

Effective July 1, 2013, the Company entered into a six year lease with Holland 1916 Inc. at its 95,898 square foot facility located in Liberty, MO, which was previously vacant. Effective July 1, 2013, annual base rent is $311,669 or $3.25 per square foot with 2.5% increases each year through the June 30, 2019 lease expiration. Once this lease became effective, the Company’s occupancy rate increased from 94.9% as of June 30, 2013 to 95.9% as of July 1, 2013.

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

The Company is a REIT. The Company seeks to invest in well-located, modern industrial buildings leased primarily to investment grade tenants on long-term net leases. During the nine months ended June 30, 2013, the Company purchased three net-leased industrial properties, located in Livonia, MI; Olive Branch, MS and Roanoke, VA totaling approximately 891,000 square feet, for $51,918,816. As of June 30, 2013, the Company owned seventy-three industrial properties and one shopping center with total square footage of approximately 9,383,000 square feet. These properties are located in twenty-six states. As of quarter end, the Company’s weighted average lease expiration term was approximately 6.2 years and its occupancy rate was 94.9%. In addition, the Company’s average rent per occupied square foot for fiscal 2013 based on annualized base rent was approximately $5.54. Total net real estate investments were $522,046,066 as of June 30, 2013.

The Company’s revenue primarily consists of Rental and Reimbursement Revenue from the ownership of industrial rental property. Net Operating Income from property operations (NOI) is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI increased $1,089,099 or 11% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 and increased $3,012,892 or 10% for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase was due to the additional income related to seven industrial properties purchased during fiscal 2012 (of which one was purchased subsequent to June 30, 2012) and three properties purchased during the nine months ended June 30, 2013 (of which one was purchased on June 18, 2013).

The Company’s NOI for the three and nine months ended June 30, 2013 and 2012 is calculated as follows:

	Three Months Ended		Nine Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012

Rental Revenue	$11,712,134	$10,689,908	$34,759,795	$32,039,489
Reimbursement Revenue	2,342,130	1,853,819	5,428,168	5,309,507
Total Rental and Reimbursement Revenue	14,054,264	12,543,727	40,187,963	37,348,996
Real Estate Taxes	(1,731,667)	(1,347,215)	(4,013,129)	(4,447,510)
Operating Expense	(959,643)	(922,657)	(2,453,443)	(2,192,987)
NOI	$11,362,954	$10,273,855	$33,721,391	$30,708,499

The Company’s revenue also includes Lease Termination Income, which amounted to $690,730 and $3,222,283 for the nine months ended June 30, 2013 and 2012, respectively. This income represents the payments from former tenants at our St. Joseph, MO and Monroe, NC properties terminating their lease obligations before the end of the contractual term of the leases. Other than the Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS the Company does not have any other leases that contain an early termination option.

The Company has a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties consisting of thirty-eight separate stand-alone leases. The percentage of FDX leased square footage to the total of the Company’s rental space was 43% (11% to FDX and 32% to FDX subsidiaries) as of June 30, 2013. At the quarter end, no other tenant leased more than 5% of the Company’s total square footage with the exception of Milwaukee Electric Tool Corporation which leased 7%. The only tenant that accounted for more than 5% of the Company’s total Rental and Reimbursement Revenue for the nine months ended June 30, 2013 was FDX and its subsidiaries. Annualized Rental and Reimbursement

Revenue from FDX and its subsidiaries is estimated to be approximately 53% (12% to FDX and 41% to FDX subsidiaries) of total rental and reimbursement revenue for fiscal 2013. This concentration is a risk shareholders should consider.

The Company also holds a portfolio of securities of other REITs with a fair value of $46,769,416 as of June 30, 2013, which earns dividend and interest income. The dividends received from our securities investments were at a weighted average yield of approximately 7.0% as of June 30, 2013. During the nine months ended June 30, 2013, the Company recognized Gains on Sale of Securities of $6,976,086. As of June 30, 2013, the Company had net Unrealized Gains on Securities Available for Sale of $4,142,389. The Company invests in REIT securities on margin from time to time when the Company believes it can achieve an adequate yield spread. As of June 30, 2013, the Company does not have any borrowings under its margin line. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

On November 9, 2012, the Company purchased a 172,005 square foot industrial building located in Livonia, MI. The building is 100% net leased to FedEx Ground Packaging System, Inc. through March 31, 2022. The purchase price was $14,350,000. The Company obtained a self-amortizing mortgage of $9,500,000 at a fixed interest rate of 4.45% for 14 years and paid the remaining amount from Cash on hand. This mortgage matures on December 1, 2026. Annual Rental Income over the remaining term of the lease is approximately $1,191,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $650,000 to an Intangible Asset associated with the net fair value assigned to the acquired lease at the property.

On December 20, 2012, the Company purchased a newly constructed 615,305 square foot industrial building located in Olive Branch, MS. The building is 100% net leased to Milwaukee Electric Tool Corporation through March 31, 2023. The initial purchase price was $28,000,000. The Company obtained a self-amortizing mortgage of $17,500,000 at a fixed interest rate of 3.76% for 10 years and paid the remaining amount with a draw on its unsecured line of credit. This mortgage matures on January 1, 2023. During the three months ended March 31, 2013, the local municipality reimbursed the Company $631,184 for costs related to a road that was built in conjunction with the construction of the building, resulting in the purchase price being adjusted to $27,368,816. Per the terms of the mortgage agreement, 62.5% of any purchase price reduction was required to be used to pay down the mortgage balance. Therefore, $394,490 of the reimbursement was applied as a reduction to the mortgage balance and the mortgage agreement was amended to reflect this reduction in principal. In addition, in accordance with the purchase and lease agreements, the reduction in purchase price resulted in the annual Rental Income over the remaining term of the lease to be adjusted from approximately $1,965,000 to $1,924,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On June 18, 2013, the Company purchased a newly constructed 103,402 square foot industrial building located in Roanoke, VA. The building is 100% net leased to FedEx Ground Packaging System, Inc. through April 30, 2023. The purchase price was $10,200,000. The Company obtained a self-amortizing mortgage of $6,650,000 at a fixed interest rate of 3.84% for 13 years and paid the remaining amount with Cash on hand. This mortgage matures on July 1, 2026. Annual Rental Income over the remaining term of the lease is approximately $755,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Packaging System, Inc. located in Orion, MI for $988,300 in connection with a 52,154 square foot expansion of the building. In June 2013, Phase I of the building expansion was substantially complete for a cost of approximately $3,900,000 resulting in an increase in monthly rent effective July 1, 2013 from $107,105 to $145,404. Phase II of the expansion, which consists of a parking lot expansion, is expected to cost approximately $1,500,000 and is expected to be completed in August 2013, at which time monthly rent will be increased effective August 15, 2013 to $160,613 through June 30, 2023.

In June 2013, Phase I of a 64,240 square foot building expansion leased to FedEx Ground Packaging System, Inc. located in Fort Mill, SC was substantially complete for a cost of approximately $3,500,000 resulting in an increase in monthly rent effective August 1, 2013 from $85,312 to $113,730. Phase II of the expansion, which consists of a parking lot expansion, is expected to cost approximately $600,000 and is expected to be completed in November 2013, at which time monthly rent will be increased to approximately $119,000 through November 30, 2023.

The Company has entered into separate agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed. These buildings are located in Kansas, Kentucky, Minnesota, Missouri, Pennsylvania, Texas, and Wisconsin, totaling approximately 1,590,000 square feet, which will be net-leased to investment grade tenants for 10 or more years, of which approximately 759,000 square feet or 48% will be leased to FedEx Ground Packaging System. The aggregate purchase price for the eight properties is approximately $104,505,000. Subject to satisfactory due diligence, we anticipate closing these eight transactions during fiscal 2013 and fiscal 2014. The Company has made deposits totaling $2,050,000 on these acquisitions as of June 30, 2013, which is included in Other Assets as of June 30, 2013.

In connection with certain acquisitions, as described above, the Company entered into four separate commitments to obtain mortgages totaling $54,005,000 at fixed interest rates ranging from 3.45% to 4.17% for terms ranging between 10 to 20 years. The Company has currently paid commitment and loan processing fees totaling $921,300, of which $883,300 will be refunded at each respective closing, which are expected to take place during the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014.

The Company has entered into separate agreements to expand four existing buildings leased to FedEx Ground Packaging System, Inc. by approximately 220,000 square feet of which Phase I of two of the expansions consisting of 116,394 square feet have been substantially completed as of June 30, 2013. Total expansion costs are expected to be approximately $2,588,000 for land purchases, approximately $5,700,000 for parking lot expansions and approximately $14,380,000 for building expansions. As of June 30, 2013, the Company has incurred expansion costs of approximately $11,216,000 (including $988,300 for the purchase of land) and the total remaining expansion costs expected to be incurred (including $1,600,000 for the purchase of land) during fiscal 2013 and fiscal 2014 amount to approximately $11,452,000. The building expansions are expected to average approximately $65 per square foot. Upon completion, the expansions will result in a new ten year lease extension for each building being expanded and will result in total increased annual rent of approximately $2,267,000.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

Significant Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s Consolidated Financial Statements. Actual results may differ from these estimates under different assumptions or conditions.

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for fiscal year ended September 30, 2012.

Changes in Results of Operations

As of June 30, 2013, the Company owned seventy-four properties with total square footage of approximately 9,383,000 as compared to seventy-one properties with total square footage of approximately

8,372,000 as of June 30, 2012, representing an increase of 12%. As of June 30, 2013, the Company’s weighted average lease expiration term was approximately 6.2 years as compared to 5.3 years as of June 30, 2012. The Company’s occupancy rate was 94.9% as of June 30, 2013 as compared to 93.8% as of June 30, 2012.

In fiscal 2013, approximately 10% of our gross leasable area, consisting of 11 leases totaling 896,813 square feet was originally set to expire. To date, the Company has extended 10 of the 11 leases which were scheduled to expire in fiscal 2013. We have incurred or expect to incur tenant improvement costs of approximately $1,224,000 and leasing costs of approximately $541,000 in connection with these 10 lease renewals. In the table below, both the tenant improvement costs and the leasing costs are presented on a per square foot (PSF) basis averaged over the renewal term. In addition, the following table summarizes the lease terms of the 10 leases which were renewed.

Property	Tenant	Square feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Chattanooga, TN	FedEx Express	60,637	$6.10	10/27/12	$5.13	10/31/17	5.0	$0.61	$0.10
Lakeland, FL	FedEx Express	32,105	5.13	11/30/12	4.83	11/30/17	5.0	0.14	0.10
Augusta, GA	FedEx Express	30,184	4.67	11/30/12	4.00	11/30/22	10.0	0.22	0.08
Fayetteville, NC	Maidenform, Inc.	148,000	3.00	12/31/12	3.00	12/31/13	1.0	-0-	0.06
Orangeburg, NY	Kellogg Sales Co.	50,400	7.00	2/28/13	7.00	2/28/14	1.0	-0-	0.14
Newington, CT	Kellogg Sales Co.	54,812	6.54	2/28/13	6.54	2/28/14	1.0	-0-	0.13
Edwardsville, KS	Carlisle Tire	179,280	3.85	5/31/13	4.23	5/31/18	5.0	0.22	0.25
Jacksonville, FL	FedEx Ground	95,883	6.00	5/31/13	5.40	5/31/19	6.0	0.07	0.11
West Chester Twp, OH	FedEx Ground	103,818	4.80	8/31/13	5.01	8/31/23	10.0	0.64	0.10
Bedford Heights, OH	FedEx Express	82,269	5.54	8/31/13	4.96	8/31/18	5.0	0.10	0.15
	Total	837,388
Weighted Average			$4.84		$4.71		4.7	$0.31	$0.14

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term

Of the total 896,813 square feet of gross leasable area originally set to expire during fiscal 2013, 837,388 square feet or 93% has been renewed. The lease renewals have been renewed for a weighted average term of 4.7 years and at an average lease rate of $4.71 per square foot as compared to $4.84 per square foot formerly, representing a weighted average reduction of 2.69%.

The one remaining lease located in White Bear Lake, MN leased to FedEx Express through November 30, 2012, representing 59,425 square feet or 7% of the expiring space, did not renew.

Effective March 31, 2013, we entered into a seven and half year lease with Tampa Bay Grand Prix at our 68,385 square foot facility located in Tampa FL, which was previously vacant. The tenant receives free rent for six months. Effective October 1, 2013, annual base rent will be $256,443 or $3.74 per square foot with 3% increases each year through the September 30, 2020 lease expiration.

Effective July 1, 2013, we entered into a six year lease with Holland 1916 Inc. at our 95,898 square foot facility located in Liberty, MO, which was previously vacant. Effective July 1, 2013, annual base rent is $311,669 or $3.25 per square foot with 2.5% increases each year through the June 30, 2019 lease expiration. Once this lease became effective, the Company’s occupancy rate increased from 94.9% to 95.9%.

Rental Revenue increased $1,022,226 or 10% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 and increased $2,720,306 or 8% for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase for the three and nine months ended June 30, 2013 was due primarily to the increased rental income earned from the acquisition of seven properties during fiscal 2012 (of which one was purchased subsequent to June 30, 2012) and three properties purchased during the nine months ended June 30, 2013 (of which one was purchased on June 18, 2013).

Reimbursement Revenue increased $488,311 or 26% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and increased $118,661 or 2% for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. Real Estate Tax Expense increased $384,452 or 29% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 and decreased $434,381 or 10% for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase for Reimbursement Revenue and Real Estate Tax Expense for the three months ended June 30, 2013 was primarily due to the increase in Real Estate Tax reimbursements from the tenants resulting from the increase in Real Estate Taxes due to our newly acquired buildings. The decrease for the nine months ended June 30, 2013 for both Reimbursement Revenue and Real Estate Taxes was due primarily to the Company’s ability to obtain refunds and reductions in Real Estate Taxes in several jurisdictions. Our single tenant properties are subject to net leases which require the tenants to absorb the cost of Real Estate Taxes as well as insurance and the majority of repairs and maintenance. As such, the Company is reimbursed by the tenants for these Real Estate Taxes.

Lease Termination Income amounted to $-0- and $690,730 for the three and nine months ended June 30, 2013, respectively, as compared to $-0- and $3,222,283 for the three and nine months ended June 30, 2012, respectively. This income represents the payments from former tenants at our St. Joseph, MO and Monroe, NC properties terminating their lease obligations before the end of the contractual term of the leases by agreement with the Company in accordance with the terms of the Lease.

Operating Expenses increased $260,456 or 12% for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase in Operating Expenses for the nine months ended June 30, 2013 was due primarily to an increase in insurance costs of $32,000, an increase in repair and maintenance costs of $190,000 and an increase in utility costs of $38,000. The increases were mainly due to the acquisitions in 2012 and 2013. Approximately $210,000 of the increases in Operating Expenses is offset by Reimbursement Revenue from these new tenants.

General and Administrative Expense increased $255,226 or 22% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 and increased $553,134 or 18% for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase in General and Administrative Expense for the nine months ended June 30, 2013 was due primarily to increased salary and related expenses for recent hires of approximately $120,000, professional fees associated with redeeming the Debentures of approximately $125,000, annual increase in Directors’ Fees of $110,000 and increase in general professional fees of approximately $50,000.

Interest and Dividend income increased $111,095 or 15% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 and increased $397,288 or 15% for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. This increase was mainly due to a higher average carrying value of Securities Available for Sale during the three and nine months ended June 30, 2013 as compared to the average carrying value of Securities Available for Sale during three and nine months ended June 30, 2012.

The Company recognized a Gain on Sale of securities of $1,062,614 and $680,068 for the three months ended June 30, 2013 and 2012, respectively and $6,976,086 and $5,677,783 for the nine months ended June 30, 2013 and 2012, respectively. In addition, the Company had net unrealized gains on its securities held for sale of $4,142,389 as of June 30, 2013.

Discontinued Operations for the three and nine months ended June 30, 2013 include the operations of the property in Greensboro, NC, which was classified as held for sale as of December 31, 2012. On February 19, 2013, the Greensboro, NC property was sold for $1,525,000. Discontinued Operations for the three and nine months ended June 30, 2012 include the operations of Greensboro, NC and the operations of the property in Quakertown, PA which was classified as held for sale as of September 30, 2011 and was sold on October 31, 2011. The following table summarizes the components of Discontinued Operations:

	Three Months Ended		Nine Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012

Rental and Reimbursement Revenue	$-0-	$28,831	$32,258	$124,719
Real Estate Taxes	-0-	(5,621)	(28,474)	(22,340)
Operating Expenses	(4,898)	(7,220)	(37,924)	(35,155)
Depreciation & Amortization	-0-	(19,647)	(20,094)	(58,434)
Income (Loss) from Operations of Disposed Property	(4,898)	(3,657)	(54,234)	8,790
Gain (Loss) on Sale of Investment Property	-0-	-0-	345,794	(8,220)
Income (Loss) from Discontinued Operations	$(4,898)	$(3,657)	$291,560	$570

Cash Flows from Discontinued Operations for the nine months ended June 30, 2013 and 2012 are combined with the cash flows from operations within each of the three categories presented. Cash Flows from Discontinued Operations are as follows:

	Nine Months Ended
	6/30/2013	6/30/2012

Cash Flows from Operating Activities	$(29,080)	$97,860
Cash Flows from Investing Activities	1,413,892	2,553,507
Cash Flows from Financing Activities	-0-	(2,581,355)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net Cash from Operating Activities of $18,217,490 and $21,348,526 for the nine months ended June 30, 2013 and 2012, respectively.

Net Real Estate Investments increased $54,159,582 from September 30, 2012 to June 30, 2013. This increase was due mainly to the purchase of the industrial properties in Livonia, MI; Olive Branch, MS and Roanoke, VA totaling $51,918,866, costs incurred in connection with expansions of our existing properties of $10,227,941 and the purchase of land adjacent to our property located in Orion, MI for $988,300 in connection with a 52,154 square foot expansion. The increase was partially offset by Depreciation Expense for the nine month period of $9,583,380.

Securities Available for Sale decreased $14,915,757 from September 30, 2012 to June 30, 2013. The decrease was due to the sales of securities with a cost basis of $24,381,027 offset by purchases of securities totaling $10,706,818 and a decrease in net unrealized gains of $1,241,548.

Mortgage Notes Payable increased $9,672,063 from September 30, 2012 to June 30, 2013. The increase was due mainly to the three mortgages of $33,650,000 originated in connection with the acquisitions of the three industrial properties purchased in fiscal 2013. Details on the mortgages are as follows:

Property	Mortgage Originated	Maturity Date	Interest Rate
Livonia, MI	$9,500,000	12/1/26	4.45%
Olive Branch, MS (1)	17,500,000	1/1/23	3.76%
Roanoke, VA	6,650,000	7/1/26	3.84%

(1)	On February 27, 2013, the mortgage was amended to reduce the balance by 62.5% of the reduction in the purchase price of the acquisition requiring a one-time principal payment of $394,490.

The increase in mortgages was partially offset by scheduled payments of principal of $13,403,185, balloon payments on the Montgomery, IL; Ft. Myers, FL; Fayetteville, NC; Lakeland, FL; Augusta, GA and Burr Ridge, IL property mortgages of $13,010,514, and a one-time principal payment of $394,490 on the Olive Branch, MS property mortgage. In addition, the Company refinanced the existing mortgage on its Tolleson, AZ property with a balance of $5,169,748 at an interest rate of 5.8% due December 1, 2012. The new $8,000,000 mortgage, which matures on November 1, 2022, is at a fixed interest rate of 3.95%.

The Company is scheduled to repay a total of approximately $21,054,000 in mortgage principal payments in the next twelve months, consisting of balloon payments of approximately $2,013,000 and regular monthly amortization payments of approximately $19,041,000. The Company intends to make these principal payments from the funds raised from Cash from Operations, the DRIP, draws from the Facility and refinancings.

The Company’s outstanding 8% Debentures decreased $8,615,000 from September 30, 2012 to June 30, 2013. Pursuant to notice given, on October 29, 2012, the Company’s subsidiary redeemed all of the 2013 and 2015 Debentures outstanding on November 30, 2012 for the full principal amount plus accrued interest to November 30, 2012. Between October 1, 2012 and November 30, 2012, $3,500,000 of the Debentures were converted to 382,091 shares of common stock and the remaining $5,115,000 of the Debentures were redeemed. There are no Debentures currently outstanding.

Loans Payable increased $12,000,000 from September 30, 2012 to June 30, 2013. The increase was due to a draw on the unsecured line of credit of $12,000,000. As of June 30, 2013, total Loans Payable of $17,200,000 consisted of $12,000,000 outstanding under the Company’s current $40,000,000 Facility, a $2,700,000 loan from the Bank of Princeton and a $2,500,000 loan from Two River Bank.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $18,217,490 and $21,348,526 for the nine months ended June 30, 2013 and 2012, respectively. Dividends paid on common stock for the nine months ended June 30, 2013 and 2012 were $18,829,004 and $17,649,748, respectively (of which $4,980,914 and $1,230,696, respectively, was reinvested). The Company pays dividends from Cash Provided by Operating Activities.

As of June 30, 2013, the Company owned Securities Available for Sale of $46,769,416 subject to term loans of $5,200,000. These marketable securities provide the Company with additional liquidity as well as dividend income. As of June 30, 2013, the Company had a net unrealized gain on its portfolio of $4,142,389. The dividends received from our investments continue to meet our expectations.

As of June 30, 2013, the Company owned seventy-four properties (seventy-three industrial properties and one shopping center), of which fifty-four carried mortgage loans with outstanding principal balances as of June 30, 2013 totaling $247,615,974. The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s Facility limit the amount of unencumbered properties which can be mortgaged. The Company had $28 million available on its $40 million Facility, (with an accordion feature up to $60 million), as of June 30, 2013. The Facility matures June 30, 2016, with a one year extension option.

The Company’s total net debt to total market capitalization was 31% and the Company’s total net debt plus preferred equity to total market capitalization was 45% as of June 30, 2013.

During the nine months ended June 30, 2013, the Company paid $3,059,178 in dividends on its outstanding Series A preferred shares. On July 1, 2013, the Company declared a dividend of $0.4766 per share on the Company’s Series A preferred shares payable September 16, 2013, to Series A preferred shareholders of record as of the close of business on August 15, 2013.

During the nine months ended June 30, 2013, the Company paid $3,396,096 in dividends on its outstanding Series B preferred shares. On July 1, 2013, the Company declared a dividend of $0.4922 per share on the Company’s Series B preferred shares payable September 16, 2013, to Series B preferred shareholders of record as of the close of business on August 15, 2013.

The Company raised $20,566,626 (including reinvestments of $4,980,914) from the issuance of 2,048,313 common shares under the DRIP during the nine months ended June 30, 2013. During the nine months ended June 30, 2013, the Company paid $18,829,004 in total cash dividends or $0.45 per common share to common shareholders, of which $4,980,914 was reinvested in the DRIP. On July 1, 2013, the Company declared a dividend of $0.15 per common share to be paid on September 16, 2013 to common shareholders of record as of the close of business on August 15, 2013.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its Facility or securities margin loans, refinance debt, or raise capital through the DRIP or capital markets.

The Company has been raising capital through its DRIP, registered direct placements and public offerings of common and preferred stock and investing in net leased industrial properties. The Company believes that funds generated from operations and from the DRIP, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next year.

The Company seeks to invest in well-located, modern buildings, leased primarily to investment grade tenants on long-term leases. In management’s opinion, newly built facilities leased to FedEx Corporation (FDX) and its subsidiaries meet these criteria. The Company has a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties consisting of thirty-eight separate stand-alone leases. The percentage of FDX leased square footage to the total of the Company’s rental space was 43% (11% to FDX and 32% to FDX subsidiaries) as of June 30, 2013. At the quarter end, no other tenant leased more than 5% of the Company’s total square footage with the exception of Milwaukee Electric Tool Corporation which leased 7%. The only tenant that accounted for more than 5% of the Company’s total Rental and Reimbursement Revenue for the nine months ended June 30, 2013 was FDX and its subsidiaries. Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 53% (12% to FDX and 41% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2013.

FDX and Milwaukee Electric Tool Corporation’s ultimate parent, Techtronic Industries Company Limited are publicly-owned companies and information on the business operations and financial condition on each company is readily available to the Company’s shareholders.

The Company intends to acquire additional net-leased industrial properties on long-term leases, primarily to investment grade tenants, and when needed, expand its current properties. The Company has historically and intends to continue to finance purchases of real estate and expansions primarily through mortgages, draws on its Facility, funds generated from the DRIP and available cash reserves. To the extent that funds or appropriate properties are not available, fewer acquisitions and expansions will be made.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Funds From Operations and Core Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (US GAAP), excluding extraordinary items, as defined under US GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-US GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO plus acquisitions costs. FFO and Core FFO should be considered as a supplemental measure of operating performance used by REITs. FFO and Core FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis. The items excluded from FFO and Core FFO are significant components in understanding the Company’s financial performance.

FFO and Core FFO (i) do not represent Cash Flow from Operations as defined by US GAAP; (ii) should not be considered as an alternative to Net Income as a measure of operating performance or to Cash Flows from Operating, Investing and Financing Activities; and (iii) are not an alternative to cash flow as a measure of liquidity. FFO and Core FFO, as calculated by the Company, may not be comparable to similarly titled measures reported by other REITs.

The Company’s FFO and Core FFO for the three and nine months ended June 30, 2013 and 2012 are calculated as follows:

	Three Months Ended		Nine Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012

Net Income Attributable to Common Shareholders	$2,028,788	$911,581	$11,075,760	$12,498,027
Depreciation Expense	3,193,923	2,836,134	9,603,474	8,451,907
Amortization of Intangible Assets	384,703	374,071	1,154,109	1,013,882
(Gain) Loss on Sales of Depreciable Assets	-0-	-0-	(345,794)	8,220
FFO Attributable to Common Shareholders	5,607,414	4,121,786	21,487,549	21,972,036
Acquisition Costs	74,137	55,236	459,999	620,960
Core FFO Attributable to Common Shareholders	$5,681,551	$4,177,022	$21,947,548	$22,592,996

The Company’s Core FFO, excluding Lease Termination Income for the three and nine months ended June 30, 2013 and 2012 are calculated as follows:

	Three Months Ended		Nine Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012

Core FFO Attributable to Common Shareholders	$5,681,551	$4,177,022	$21,947,548	$22,592,996
Less Lease Termination Income	-0-	-0-	690,730	3,222,283
Core FFO excluding Lease Termination Income Attributable to Common Shareholders	$5,681,551	$4,177,022	$21,256,818	$19,370,713

  The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the nine months ended June 30, 2013 and 2012:

	Nine Months Ended
	6/30/13	6/30/12

Operating Activities	$18,217,490	$21,348,526
Investing Activities	(42,079,399)	(55,583,484)
Financing Activities	12,341,414	75,302,814
27

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to June 30, 2013 (the date of this Quarterly Report on Form 10-Q).

ITEM 4. Controls and Procedures.

The Company’s President and Chief Executive Officer (the Company’s principal executive officer) and the Company’s Chief Financial Officer (the Company’s principal financial officer) with the assistance of other members of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of such period.

Changes In Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 5.

Other Information.

(a)    Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None

(b)   Material Changes to the Procedures by which Security Holders may Recommend Nominees to Board of Directors - None

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date:	August 7, 2013	By: /s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	August 7, 2013	By: /s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

