Form 10-K
period 2013-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2013-12-11
CIK 67625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (732)-577-9996

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share – New York Stock Exchange

7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, $25 liquidation value per share – New York Stock Exchange

7.875% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share, $25 liquidation value per share – New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ___Yes X No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ___Yes X No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

X Yes ___ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act :

Large accelerated filer Accelerated filer X

Non-accelerated filer Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes X No
The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 31, 2013 was approximately $442,453,074 (based on the $11.15 closing price per share of common stock on March 28, 2013).

There were 45,435,385 shares of Common Stock outstanding as of December 2, 2013.

Documents Incorporated by Reference: None.

1

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

The Company was established in 1968 as a New Jersey Business Trust (NJBT). In 1990, the NJBT merged into a newly formed Delaware corporation. On May 15, 2003, the Company changed its state of incorporation from Delaware to Maryland by merging with and into a Maryland corporation (the Reincorporation). The Reincorporation was approved by the Company’s shareholders at the Company’s annual meeting on May 6, 2003. In 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MREIC Financial, Inc. MREIC Financial, Inc. has had no activity from inception through September 30, 2013.

Narrative Description of Business

The Company’s primary business is the ownership of real estate. Its investment focus is to own well-located, net leased industrial properties which are leased primarily to investment-grade tenants on long-term leases. In addition, the Company holds a portfolio of REIT securities.

At September 30, 2013, the Company held investments in seventy-six properties totaling approximately 9,586,000 square feet, consisting of seventy-five industrial properties and one shopping center (See Item 2 for a detailed description of the properties.) These properties are located in twenty-six states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. All of these properties are wholly-owned with the exception of the two properties in New Jersey in which the Company owns a majority interest. All properties in which the Company has investments are leased on a net basis except an industrial park in Monaca, Pennsylvania and the shopping center located in Somerset, New Jersey.

During fiscal 2013, the Company purchased five industrial properties totaling approximately 1,050,000 square feet with net-leased terms of ten years, of which approximately 435,000 square feet or 41% is leased to a subsidiary of FedEx Corporation (FDX), FedEx Ground Package System, Inc. The purchase price for the five properties was approximately $63,750,000 and they are located in Michigan, Minnesota, Mississippi, Virginia, and Wisconsin. The funds for these five acquisitions were provided by mortgages of $41,000,000 on the properties, draws on an unsecured line of credit and cash on hand.

In the first quarter of fiscal 2014, the Company purchased five industrial properties totaling approximately 1,122,000 square feet with net-leased terms ranging from ten to twenty years, of which approximately 237,000 square feet or 21% is leased to FedEx Ground Package System, Inc. The purchase price for the five properties was approximately $73,861,000 and they are located in Kansas, Kentucky, Oklahoma, Pennsylvania and Texas, bringing the total number of states in which our properties are located to twenty-seven and bringing our total leasable square feet to approximately 10,709,000. The funds for these acquisitions were provided by mortgages of approximately $48,905,000 on the properties, draws on an unsecured line of credit and cash on hand. In addition to the five properties purchased during the first quarter of fiscal 2014, we have entered into agreements to purchase three new build-to-suit, industrial buildings that are currently being developed in Illinois, Indiana and Texas totaling approximately 690,000 square feet to be net-leased for terms ranging from ten to fifteen years to subsidiaries of

FDX, consisting of 362,000 square feet or 52% to FedEx Ground Package System, Inc. and 328,000 square feet or 48% to FedEx SmartPost, Inc., a division of FedEx Ground Package System, Inc. The purchase price for the three properties will be approximately $48,789,000. Subject to satisfactory due diligence, we anticipate closing these three transactions during fiscal 2014. The Company intends to make additional acquisitions in fiscal 2014 and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

Currently, the Company derives its income primarily from real estate rental operations. Rental and reimbursement revenue (excluding lease termination income in fiscal 2013 and 2012 of $690,730 and $3,222,283, respectively) was $54,607,086, $50,368,931 and $48,141,484 for the years ended September 30, 2013, 2012 and 2011, respectively. Total assets were $617,240,866 and $574,507,702 as of September 30, 2013 and 2012, respectively.

As of September 30, 2013, the Company had approximately 9,586,000 square feet of property, of which approximately 4,213,000 square feet, or approximately 44%, consisting of forty separate stand-alone leases, was leased to FedEx Corporation (FDX) and its subsidiaries, (10% to FDX and 34% to FDX subsidiaries). These properties are located in eighteen different states. As of September 30, 2013, no other tenant leased more than 5% of the Company’s total square footage with the exception of Milwaukee Electric Tool Corporation, which leased 6%. During fiscal 2013, the only tenant that accounted for 5% or more of our rental and reimbursement revenue was FDX (including its subsidiaries). Our rental and reimbursement revenue from FDX and its subsidiaries totaled approximately $29,241,000, $27,202,000 and $26,883,000, or 53% (12% to FDX and 41% to FDX subsidiaries), 54% and 56% of total rent and reimbursement revenues for the years ended September 30, 2013, 2012 and 2011, respectively.

The Company’s weighted-average lease expiration was approximately 6.1 and 5.3 years as of September 30, 2013 and 2012, respectively and its average annualized rent per occupied square foot as of September 30, 2013 and 2012 was $5.53 and $5.62, respectively. The Company’s occupancy rate at each of the years ended September 30, 2013 and 2012 was 96.0% and 95.2%, respectively.

The Company competes with other investors in real estate for attractive investment opportunities. These investors include other equity real estate investment trusts, limited partnerships, syndications and private investors, among others. Competition in the market areas in which the Company operates is significant and affects the Company’s ability to acquire or expand properties, occupancy levels, rental rates, and operating expenses of certain properties. Management has built relationships with merchant builders which have historically provided the Company with investment opportunities that fit the Company’s investment policy. However, the amount of construction of new industrial properties has significantly decreased in recent years due to the economic recession and subsequent low levels of Gross Domestic Product (GDP) growth.

The Company continues to invest in both debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of the funds. This securities portfolio, to the extent not pledged to secure borrowings, provides the Company with liquidity and additional income. Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and market price risk relating to equity securities. From time to time, the Company may use derivative instruments to mitigate interest rate risk, however, this has not occurred during any periods presented. At September 30, 2013 and 2012, the Company had $45,451,740 and $61,685,173, respectively, of securities available for sale. The unrealized net gain on securities available for sale at September 30, 2013 and 2012 was $1,989,268 and $5,383,937, respectively.

Investment and Other Policies

The Company’s investment policy is to concentrate its investments in the area of long-term net-leased industrial properties, leased primarily to investment-grade tenants. The Company’s strategy is to obtain a favorable yield spread between the income from the net-leased industrial properties and interest costs. In addition, management believes that investments in well-located industrial properties provide a potential for long-term capital appreciation. There is the risk that, upon expiration of leases, the properties will become vacant or will be re-leased at lower rents. The results obtained by the Company by re-leasing the properties will depend on the market for industrial properties at that time.

The Company seeks to invest in well-located, modern buildings, leased pursuant to long-term leases, primarily to investment-grade tenants. In management’s opinion, the newly built facilities meet these criteria. The Company has a concentration of properties leased to FDX and FDX subsidiaries. This is a risk factor that shareholders should consider. FDX is a publicly-owned corporation and information on its financial condition and business operations is readily available to the Company’s shareholders.

Prior to July 31, 2007, the Company operated as part of a group of three public companies (all REITs) which included UMH Properties, Inc. (UMH) and Monmouth Capital Corporation (Monmouth Capital) (the affiliated companies). Monmouth Capital merged into the Company on July 31, 2007. The Company continues to operate in conjunction with UMH. UMH has focused its investing in manufactured home communities. Some general and administrative expenses are allocated between the Company and UMH based on use or services provided, pursuant to a cost sharing arrangement between the affiliated companies. The Company has substantially reduced the cost sharing of salaries with UMH and currently has ten full-time employees and one part-time employee whose time is solely dedicated to the Company. In addition, the Company currently has three full-time employees consisting of the Company’s General Counsel, Controller and Director of Investor Relations whose time is allocated 70% to the Company and 30% to UMH. During fiscal 2012, the Company transitioned its property management in-house.

The Company may issue securities for property; however, this has not occurred to date. The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased or reacquired during fiscal 2013 and as of September 30, 2013, the Company does not own any of its own shares.

Property Management

Through July 31, 2012, sixty-eight of the Company’s then wholly-owned industrial properties and the shopping center in Somerset, NJ, in which the Company holds a two-thirds interest, were managed on behalf of the Company by Cronheim Management Services, Inc. (CMS), a division of David Cronheim Company, a company affiliated with one of our directors as discussed in the Consolidated Financial Statements. CMS provided sub-agents as regional managers for the Company’s properties. During fiscal 2011 and through July 31, 2012, the Company was subject to management contracts with CMS for a fixed annual fee of $380,000. On February 1, 2012, the management fee contract was increased to $410,000 per annum. During fiscal years 2012 and 2011, the Company also agreed to reimburse CMS for fees paid to subagents. The Company paid CMS management fees (net of allocation to the minority owner of the Somerset, New Jersey shopping center) of $562,452 and $547,751 during fiscal 2012 and 2011, respectively, for the management of the properties subject to the management contract. Effective August 1, 2012, the Company’s management contract with CMS terminated, the Company became a fully integrated and self-managed real estate company and these sixty-eight wholly-owned industrial properties and the shopping center in Somerset, NJ became self-managed by the Company. CMS also received $15,950 and $15,400 in lease commissions in fiscal 2012 and 2011, respectively. The David Cronheim Mortgage Corporation, an affiliated company of CMS, received $241,500, $161,000 and $-0- in mortgage brokerage commissions in fiscal 2013, 2012 and 2011.

Subsequent to the termination of the CMS management contract, the Company paid subagent fees directly to the subagents in the amount of $228,476 for fiscal year ended 2013.

The two industrial properties in Olive Branch, Mississippi are managed by Industrial Developments International (IDI). Management fees paid to IDI for the fiscal years ended 2013 and 2012 were $42,550 and $11,766, respectively.

The industrial property in Streetsboro, Ohio is managed by GEIS Companies (GEIS). Management fees paid to GEIS for the fiscal years ended 2013 and 2012 were $50,385 and $52,823, respectively.

The industrial property in Carlstadt, New Jersey is owned by Palmer Terrace Realty Associates, LLC. The Company owns 51% of Palmer Terrace Realty Associates, LLC. This property is managed by Marcus Associates, an entity affiliated with the owner of the 49% noncontrolling interest. Management fees paid by Palmer Terrace Realty Associates, LLC to Marcus Associates for each of the fiscal years ended 2013, 2012 and 2011 totaled $15,804.

The industrial property in Wheeling, Illinois was owned by Wheeling Partners, LLC. During fiscal 2011, the Company purchased the remaining 37% noncontrolling interest in Wheeling Partners, LLC for approximately $4,100,000. Prior to the Company purchasing the remaining 37% noncontrolling interest, this property was managed by Jones Development Company, an entity affiliated with the former owner of the 37% noncontrolling interest. Management fees paid by Wheeling Partners, LLC to Jones Development Company for 2011 were $3,464.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although generally our tenants are primarily responsible for any environmental damages and claims related to the leased premises, in the event of the bankruptcy or inability of a tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy such obligations. In addition, as the owner of such properties, the Company may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

From time to time, in connection with managing the properties or upon acquisition of a property, the Company authorizes the preparation of Phase I and, when necessary, Phase II environmental reports with respect to its properties. Based upon such environmental reports and the Company’s ongoing review of its properties, as of the date of this Annual Report, the Company is not aware of any environmental condition with respect to any of its properties which it believes would be reasonably likely to have a material adverse effect on its financial condition and/or results of operations. There can be no assurance, however, that (1) the discovery of environmental conditions, the existence or severity of which were previously unknown; (2) changes in law; (3) the conduct of tenants; or (4) activities relating to properties in the vicinity of our properties, will not expose the Company to material liability in the future.

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

Other factors that may affect general economic conditions or local real estate conditions include:

•	population and demographic trends;
•	employment and personal income trends;
•	zoning, use and other regulatory restrictions;
•	income tax laws;
•	changes in interest rates and availability and costs of financing;
•	competition from other available real estate;
•	in instances where our properties are not under a net lease, our ability to provide adequate maintenance and insurance;
•	in instances where our properties are not under a net lease and thus we may not be reimbursed by our tenants, increased operating costs, including insurance premiums, utilities and real estate taxes.

We may be unable to compete with our larger competitors and other alternatives available to tenants or potential tenants of our properties. The real estate business is highly competitive. We compete for properties with other real estate investors and purchasers, including other real estate investment trusts, limited partnerships, syndications and private investors, some of whom may have greater financial resources, revenues and geographical diversity than we have. Furthermore, we compete for tenants with other property owners. All of our industrial properties are subject to significant local competition. We also compete with a wide variety of institutions and other investors for capital funds necessary to support our investment activities and asset growth. To the extent that we are unable to effectively compete in the marketplace, our business may be adversely affected.

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

Risks Associated with Our Properties

We may be unable to renew or extend leases or re-let space as leases expire. While we seek to invest in well-located, modern buildings, leased to investment-grade tenants on long-term leases, a number of our properties are subject to short-term leases. When a lease expires, a tenant may elect not to renew or extend it. We may not be able to re-let the property on similar terms, if we are able to re-let the property at all. The terms of renewal, extension or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable to us than the prior lease. If we are unable to re-let all or a substantial portion of our properties, or if the rental rates upon such re-letting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures and our ability to make expected distributions, may be adversely affected. We have established an annual budget for renovation and re-letting expenses that we believe is reasonable in light of each property’s operating history and local market characteristics. This budget, however, may not be sufficient to cover these expenses.

Our business is substantially dependent on FedEx Corporation. FDX, together with its subsidiaries, is our largest tenant, consisting of forty separate stand-alone leases located in eighteen different states. As of September 30, 2013, the Company had approximately 9,586,000 square feet of property, of which approximately 4,213,000 square feet, or approximately 44%, was leased to FDX and its subsidiaries, (10% to FDX and 34% to FDX subsidiaries). Rental and reimbursement revenue from FDX and its subsidiaries are approximately 53% (12% to FDX and 41% to FDX subsidiaries) of total rental and reimbursement revenue for fiscal 2013. If FDX and its subsidiaries were to terminate its leases with us or become unable to make lease payments because of a downturn in its business or otherwise, our financial condition and ability to make expected distributions would be materially and adversely affected.

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

Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties. We compete with other owners and operators of real estate, some of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, cash flow and cash available for distribution, the market price of our preferred and common stock and our ability to satisfy our debt service obligations could be materially and adversely affected.

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
9

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

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment. We mortgage many of our properties to secure payment of indebtedness and, if we are unable to meet mortgage payments, the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure of one or more of our properties could adversely affect our financial condition, results of operations, cash flow, and ability to service debt and make distributions and the market price of our preferred and common stock.

We face risks related to “balloon payments” and refinancings. Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments”. There can be no assurance that we will have the funds available to fund the balloon payment or that we will be able to refinance the debt on favorable terms or at all. To the extent we cannot either pay off or refinance this debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which could have an adverse impact on our financial performance and ability to service debt and make distributions.

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

We may become more highly leveraged, resulting in increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions. We have incurred, and may continue to incur, indebtedness in furtherance of our activities. Our governing documents do not limit the amount of indebtedness we may incur. Accordingly, our Board of Directors may authorize us to incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT. We could therefore become more highly leveraged, resulting in an increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions to stockholders.

Covenants in our loan documents could limit our flexibility and adversely affect our financial condition. The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we were to default under credit agreements or other debt instruments, our financial condition could be adversely affected.

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

We may not be able to access adequate cash to fund our business.  Our business requires access to adequate cash to finance our operations, distributions, capital expenditures, debt service obligations, development and redevelopment costs and property acquisition costs, if any. We expect to generate the cash to be used for these purposes primarily with operating cash flow, borrowings under secured and unsecured term loans, proceeds from sales of strategically identified assets and, when market conditions permit, through the issuance of debt and equity securities from time to time. We may not be able to generate sufficient cash to fund our business, particularly if we are unable to renew or extend leases, lease vacant space or re-lease space as leases expire according to expectations.

Moreover, difficult conditions in the financial markets and the economy generally have caused many lenders to suffer substantial losses, thereby causing many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. As a result, the real estate debt markets are continuing to experience a period of uncertainty, which may reduce our access to funding alternatives, or our ability to refinance debt on favorable terms, or at all. In addition, market conditions, such as the current global economic environment, may also hinder our ability to sell strategically identified assets and access the debt and equity capital markets. If these conditions persist, we may need to find alternative ways to access cash to fund our business, including distributions to shareholders. Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties, possibly on disadvantageous terms, or entering into or renewing or extending leases on less favorable terms than we otherwise would, all of which could adversely affect our profitability. If we are unable to generate, borrow or raise adequate cash to fund our business through traditional or alternative means, our business, operations, financial condition and distributions to shareholders could be adversely affected.

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

We may amend our business policies without stockholder approval. Our Board of Directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operations and distributions policies. Although our Board of Directors has no present intention to amend or reverse any of these policies, they may be amended or revised without notice to stockholders. Accordingly, stockholders may not have control over changes in our policies. We cannot assure you that changes in our policies will serve fully the interests of all stockholders.

The market value of our preferred and common stock could decrease based on our performance and market perception and conditions. The market value of our preferred and common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. The market price of our preferred and common stock is influenced by their respective distributions relative to market interest rates. Rising interest rates may lead potential buyers of our stock to expect a higher distribution rate, which could adversely affect the market price of our stock. In addition, rising interest rates could result in increased expense, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

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

Our earnings are dependent, in part, upon the performance of our investment portfolio. As permitted by the Code, we invest in and own securities of other REITs. To the extent that the value of those investments declines or those investments do not provide an attractive return, our earnings and cash flow could be adversely affected.

We are subject to restrictions that may impede our ability to effect a change in control. Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control. These provisions include the following:

•	Our charter provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a "staggered board." By preventing common stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our Board of Directors in control for a longer period of time than stockholders may desire.

•	Our charter generally limits any holder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock). While this provision is intended to assist us in qualifying as a REIT for Federal income tax purposes, the ownership limit may also limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor was attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.

•	The request of stockholders entitled to cast a majority of the votes entitled to be cast at such meeting is necessary for stockholders to call a special meeting. We also require advance notice from stockholders for the nomination of directors or proposals of business to be considered at a meeting of stockholders.

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

Maryland business statutes may limit the ability of a third party to acquire control of us. The duties of directors of a Maryland corporation do not require them to, among other things (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act to exempt any person or transaction from the requirements of those provisions, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. The Maryland Business

Combination Act provides that unless exempted, a Maryland corporation may not engage in certain business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation. In our charter, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with our affiliated company UMH, a Maryland corporation.

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

We may be adversely affected if we fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, we might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to stockholders and for debt service. Furthermore, we would no longer be required to make any distributions to our stockholders as a condition to REIT qualification. Any distributions to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions would be subject to a top federal tax rate of 15% through 2013. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

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

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected. In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income, which does not equal net income as calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a

REIT-level tax deduction, the distributions must not be “preferential dividends”. A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the application of the law in certain circumstances and the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no deminimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

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

We and our tenants may be unable to obtain adequate insurance coverage on acceptable economic terms for losses resulting from acts of terrorism. Our lenders may require that we carry terrorism insurance even if we do not believe this insurance is necessary or cost effective. We may also be prohibited under the applicable lease from passing all or a portion of the cost of such insurance through to the tenant. Should an act of terrorism result in an uninsured loss or a loss in excess of insured limits, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types could adversely affect our financial condition.

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

The following table sets forth certain information concerning the Company’s real estate investments as of September 30, 2013:

					Mortgage
		Fiscal Year		Square	Balance
State	City	Acquisition	Type	Footage	9/30/2013

AL	Huntsville	2005	Industrial	73,712	$1,351,316
AZ	Tolleson	2003	Industrial	283,358	7,447,132
CO	Colorado Springs	2006	Industrial	68,370	2,100,670
CO	Denver	2005	Industrial	69,865	1,892,648
CT	Newington	2001	Industrial	54,812	662,243
FL	Cocoa	2008	Industrial	89,101	5,911,070
FL	Ft. Myers	2003	Industrial	87,500	-0-
FL	Jacksonville	1999	Industrial	95,883	2,288,961
FL	Lakeland	2006	Industrial	32,105	-0-
FL	Orlando	2008	Industrial	110,638	4,985,079
FL	Punta Gorda	2007	Industrial	34,624	2,330,813
FL	Tampa (FDX Gr)	2004	Industrial	170,779	8,557,245
FL	Tampa (FDX)	2006	Industrial	95,662	4,559,214
FL	Tampa (Tampa Bay Grand Prix)	2005	Industrial	68,385	2,403,192
GA	Augusta (FDX Gr)	2005	Industrial	59,358	1,343,140
GA	Augusta (FDX)	2006	Industrial	30,184	-0-
GA	Griffin	2006	Industrial	218,120	7,847,072
IA	Urbandale	1994	Industrial	36,270	-0-
IL	Burr Ridge	1997	Industrial	12,500	-0-
IL	Elgin	2002	Industrial	89,052	1,737,279
IL	Granite City	2001	Industrial	184,800	2,917,644
IL	Montgomery	2004	Industrial	171,200	-0-
IL	Rockford	2011	Industrial	66,387	1,803,522
IL	Schaumburg	1997	Industrial	73,500	-0-
IL	Wheeling	2003	Industrial	123,000	4,372,283
KS	Edwardsville	2003	Industrial	179,280	1,785,428
KS	Topeka	2009	Industrial	40,000	2,004,767
MD	Beltsville	2001	Industrial	144,523	6,899,571
MI	Livonia (Detroit)	2013	Industrial	172,005	9,126,833
MI	Orion	2007	Industrial	245,633	10,030,070
MI	Romulus	1998	Industrial	71,933	2,638,437
MN	Stewartville (Rochester) (1)	2013	Industrial	60,398	3,269,773
MN	White Bear Lake	2001	Industrial	59,425	-0-
MO	Kansas City	2007	Industrial	65,067	2,638,007
MO	Liberty	1998	Industrial	95,898	-0-
MO	O' Fallon	1994	Industrial	102,135	-0-
MO	St. Joseph	2001	Industrial	388,671	2,236,364
MS	Olive Branch (Anda) (2)	2012	Industrial	234,660	10,329,576
MS	Olive Branch (Milwaukee Tool) (2)	2013	Industrial	615,305	16,497,370
MS	Ridgeland (Jackson)	1993	Industrial	26,340	-0-
16

		Fiscal Year		Square	Mortgage Balance
State	City	Acquisition	Type	Footage	9/30/2013

MS	Richland	1994	Industrial	36,000	-0-
NC	Fayetteville	1997	Industrial	148,000	-0-
NC	Monroe	2001	Industrial	160,000	1,272,947
NC	Winston-Salem	2002	Industrial	106,507	-0-
NE	Omaha	1999	Industrial	89,115	-0-
NJ	Carlstadt (3)	2001	Industrial	59,400	2,316,910
NJ	Somerset (4)	1970	Shopping Center	64,138	-0-
NY	Cheektowaga	2000	Industrial	104,981	1,173,488
NY	Halfmoon	2012	Industrial	75,000	4,072,587
NY	Orangeburg	1993	Industrial	50,400	-0-
OH	Bedford Heights	2007	Industrial	82,269	3,186,570
OH	Lebanon	2012	Industrial	51,130	2,886,513
OH	Richfield	2006	Industrial	79,485	4,036,193
OH	Streetsboro	2012	Industrial	368,060	11,940,984
OH	West Chester Twp	1999	Industrial	103,818	2,727,928
OK	Oklahoma City	2012	Industrial	119,912	5,728,853
PA	Monaca	1988	Industrial	193,398	-0-
SC	Ft. Mill	2010	Industrial	177,024	3,443,109
SC	Hanahan (Norton)	2005	Industrial	306,000	6,538,409
SC	Hanahan (FDX Gr)	2005	Industrial	91,776	1,846,486
TN	Chattanooga	2007	Industrial	60,637	2,183,587
TN	Lebanon	2011	Industrial	381,240	8,207,937
TN	Memphis	2010	Industrial	449,900	8,822,604
TN	Shelby County	2007	Land	N/A	-0-
TX	Carrollton (Dallas)	2010	Industrial	184,317	9,870,730
TX	Corpus Christi	2012	Industrial	46,253	2,838,458
TX	Edinburg	2011	Industrial	113,582	4,303,037
TX	El Paso	2006	Industrial	143,619	4,258,425
TX	El Paso	2011	Land	N/A	-0-
TX	Houston	2010	Industrial	91,295	4,266,567
TX	Waco	2012	Industrial	102,594	5,553,243
VA	Charlottesville	1999	Industrial	48,064	238,050
VA	Richmond (United Technologies)	2004	Industrial	60,000	-0-
VA	Richmond (FDX)	2001	Industrial	112,799	1,206,766
VA	Roanoke (DHL)	2007	Industrial	83,000	3,367,070
VA	Roanoke (FDX Gr)	2013	Industrial	103,402	6,584,021
WI	Cudahy	2001	Industrial	139,564	1,174,964
WI	Green Bay (1)	2013	Industrial	99,102	4,080,227
				9,586,219	$250,093,382

(1)     One $7,350,000 loan is secured by the properties located in Green Bay, WI and Stewartville (Rochester), MN.

(2)     Olive Branch, MS is in the Memphis, TN Metropolitan Statistical Area (MSA).

(3)     The Company owns a 51% controlling equity interest.

(4)     The Company has an undivided 2/3 interest.

The following table sets forth certain information concerning the principal tenants and leases for the Company’s properties shown above:

State	City	Tenant	Annualized Rent	Lease Expiration

AL	Huntsville	FedEx Ground Package System, Inc.	$412,000	08/31/22
AZ	Tolleson	Western Container Corp.	1,234,000	04/30/17	(1)
CO	Colorado Springs	FedEx Ground Package System, Inc.	644,000	09/30/18
CO	Denver	FedEx Ground Package System, Inc.	564,000	07/31/18
CT	Newington	Kellogg Sales Company	338,000	02/28/17	(2)
FL	Cocoa	FedEx Ground Package System, Inc.	739,000	11/19/16	(3)
FL	Ft. Myers	FedEx Ground Package System, Inc.	416,000	10/31/14
FL	Jacksonville	FedEx Corporation	524,000	05/31/19	(2)
FL	Lakeland	FedEx Corporation	155,000	11/30/17	(2)
FL	Orlando	FedEx Corporation	664,000	11/30/17
FL	Punta Gorda	FedEx Corporation	304,000	06/30/17
FL	Tampa	FedEx Ground Package System, Inc.	1,412,000	01/31/19	(4)
FL	Tampa	FedEx Corporation	603,000	09/30/17
FL	Tampa	Tampa Bay Grand Prix	281,000	09/30/20	(5)
GA	Augusta	FedEx Ground Package System, Inc.	477,000	06/30/18
GA	Augusta	FedEx Corporation	121,000	11/30/22	(2)
GA	Griffin	Caterpillar Logistics Services, Inc.	1,169,000	11/30/16
IA	Urbandale	Keystone Automotive	136,000	03/31/17
IL	Burr Ridge	Sherwin-Williams Company	161,000	10/31/14
IL	Elgin	Joseph T. Ryerson	506,000	01/31/17
IL	Granite City	Anheuser-Busch, Inc.	778,000	05/31/16
IL	Montgomery	Home Depot USA, Inc.	889,000	06/30/15
IL	Rockford	Sherwin-Williams Company	470,000	12/31/23
IL	Schaumburg	FedEx Corporation	515,000	03/31/17
IL	Wheeling	FedEx Ground Package System, Inc.	1,386,000	05/31/17
KS	Edwardsville	Carlisle Tire & Wheel Company	750,000	05/31/18	(2)
KS	Topeka	Coca Cola Enterprises, Inc.	332,000	09/30/21
MD	Beltsville	FedEx Ground Package System, Inc.	1,426,000	07/31/18
MI	Livonia (Detroit)	FedEx Ground Package System, Inc.	1,191,000	03/31/22
MI	Orion	FedEx Ground Package System, Inc.	1,877,000	06/30/23	(6)
MI	Romulus	FedEx Corporation	370,000	05/31/21
MN	Stewartville (Rochester)	FedEx Ground Package System, Inc.	372,000	05/30/23
MN	White Bear Lake	Vacant	72,000	N/A	(7)
MO	Kansas City	Kellogg Sales Company	350,000	07/31/15
MO	Liberty	Holland 1916 Inc.	332,000	06/30/19	(8)
MO	O' Fallon	Pittsburgh Glass Works	427,000	06/30/15
MO	St. Joseph	Woodstream Corporation	896,000	09/30/17	(9)
MS	Olive Branch	Anda Distribution	1,182,000	07/31/22	(10)
MS	Olive Branch	Milwaukee Electric Tool Corporation	1,926,000	04/30/23	(10)
MS	Richland	FedEx Corporation	140,000	03/31/14	(11)
MS	Ridgeland (Jackson)	Graybar Electric Company	109,000	07/31/19	(12)
NC	Fayetteville	Maidenform, Inc.	444,000	12/31/13	(2)(11)
NC	Monroe	Vacant	47,000	N/A	(13)
NC	Winston-Salem	H.E.P. Direct, Inc.	302,000	12/31/17
NE	Omaha	FedEx Corporation	454,000	10/31/23	(2)
NJ	Carlstadt	Macy’s East, Inc.	451,000	03/31/14	(14)
NJ	Somerset	Various	312,000	Various	(15)
NY	Cheektowaga	FedEx Ground Package System, Inc.	966,000	08/31/19
18

State	City	Tenant	Annualized Rent	Lease Expiration
NY	Halfmoon	RGH Enterprises, Inc.	579,000	11/30/21
NY	Orangeburg	Kellogg Sales Company	353,000	02/28/15	(2)
OH	Bedford Heights	FedEx Corporation	415,000	08/31/18	(2)
OH	Lebanon	Siemens Real Estate	456,000	04/30/19
OH	Richfield	FedEx Ground Package System, Inc.	645,000	10/31/16	(16)
OH	Streetsboro	Best Buy Warehousing Logistics, Inc.	1,595,000	01/31/22
OH	West Chester Twp	FedEx Ground Package System, Inc.	518,000	08/31/23	(2)
OK	Oklahoma City	FedEx Ground Package System, Inc.	712,000	03/31/22
PA	Monaca	Various	604,000	Various
SC	Ft. Mill	FedEx Ground Package System, Inc.	1,384,000	10/31/23	(17)
SC	Hanahan	Norton McNaughton of Squire, Inc.	1,389,000	04/29/15
SC	Hanahan	FedEx Ground Package System, Inc.	675,000	07/31/18
TN	Chattanooga	FedEx Corporation	312,000	10/31/17	(2)
TN	Lebanon	CBOCS Distribution, Inc.	1,381,000	06/30/24
TN	Memphis	FedEx Supply Chain Services, Inc.	1,305,000	05/31/19
TN	Shelby County	N/A- Land	-0-	N/A
TX	Carrollton (Dallas)	United Technologies Corporation	1,549,000	01/11/19
TX	Corpus Christi	FedEx Ground Package System, Inc.	452,000	08/31/21
TX	Edinburg	FedEx Ground Package System, Inc.	598,000	08/31/21
TX	El Paso	FedEx Ground Package System, Inc.	1,011,000	09/30/23	(18)
TX	El Paso	N/A- Land	-0-	N/A
TX	Houston	National Oilwell Varco	733,000	09/30/22
TX	Waco	FedEx Ground Package System, Inc.	659,000	05/29/22
VA	Charlottesville	FedEx Corporation	329,000	08/31/17
VA	Richmond	United Technologies Corporation	304,000	05/31/16
VA	Richmond	FedEx Corporation	543,000	04/30/23
VA	Roanoke	DHL	652,000	12/07/16
VA	Roanoke	FedEx Ground Package System, Inc.	755,000	04/30/23
WI	Cudahy	FedEx Ground Package System, Inc.	901,000	06/30/17
WI	Green Bay	FedEx Ground Package System, Inc.	468,000	05/30/23
			$50,903,000
(1)	Western Container Corp. is a subsidiary of Coca Cola Enterprises, Inc.
(2)	Extension has been executed. See fiscal 2013 and 2014 renewal and extension chart.
(3)	Not reflected above – In October 2013, the Company entered into a lease amendment that will become effective upon completion of a 55,037 building expansion which is expected to be completed in October 2014. At that time, annual rent will increase from $738,504 to $1,111,908 and will extend the lease term from November 19, 2016 to September 30, 2024.
(4)	Not reflected above – In November 2013, the Company entered into a lease amendment that will become effective upon completion of a parking lot expansion which is expected to be completed in May 2014. At that time, annual rent will increase from $1,412,177 to $1,493,325 and will extend the lease term from January 31, 2019 to May 31, 2024.
(5)	Lease became effective March 31, 2013 in this previously vacant property.
(6)	Lease amendment effective July 1, 2013 increased annual rent from $1,285,265 to $1,744,853 due to a building expansion which increased square footage by 52,154 square feet and lease amendment effective October 1, 2013 increased annual rent to $1,927,356 due to a parking lot expansion and extended lease term from June 30, 2017 to June 30, 2023.
(7)	Became vacant in December 2012. Annualized rent amount reflected in table above, represents amount of base rent received prior to becoming vacant.
(8)	Lease became effective July 1, 2013 in this previously vacant property.
(9)	Current tenant is leasing 66% of the square footage. Former tenant exercised its lease termination option resulting in the Company recognizing $3,222,283 of lease termination income in fiscal 2012 and $113,784 in fiscal 2013.
(10)	Olive Branch, MS is in the Memphis, TN MSA.
(11)	Renewal is in discussion for leases expiring in fiscal 2014.
(12)	Lease has an early termination option which may be exercised if tenant gives six months of notice anytime subsequent to December 2014.
(13)	Lease extension had an early termination option which was exercised in October 2012. The Company received a lump sum termination payment of base rent in October 2012 of $423,860 plus reimbursement of real estate, insurance, maintenance and repairs of $153,086 covering the period November 1, 2012 through July 31, 2013. Annualized rent amount reflected in table above, represents amount of base rent received prior to termination payment.
19

(14)	Estimated annual rent is the full rent per the lease. The Company consolidates the results of this property due to its controlling equity interest. Tenant has indicated that it will not be renewing its lease.
(15)	The Company owns an undivided 2/3 interest. Estimated annual rent reflects the Company’s proportionate share of the total rent. One tenant, representing 51% of the square footage, vacated the property as of January 31, 2013.
(16)	Not reflected above - Lease amendment effective November 1, 2013 will increase annual rent from $644,640 to $1,124,384 due to a parking lot expansion which will extend the lease term from October 31, 2016 to September 30, 2023. Currently in the process of expanding the building by additional 51,667 square feet which is expected to be complete by October 2014. Building expansion is expected to increase rent by approximately 33% and extend the lease to September 2024.
(17)	Lease amendment effective July 1, 2013 increased annual rent from $1,023,745 to $1,364,761 due to building expansion which increased square footage by 64,240 square feet and lease amendment effective November 1, 2013 increased annual rent to $1,414,638 due to a parking lot expansion and extended lease term from September 30, 2019 to October 31, 2023.
(18)	Lease amendment effective October 1, 2013 increased annual rent from $667,584 to $1,045,261 due to a building expansion which increased square footage by 51,765 square feet and extended lease term from September 30, 2015 to September 30, 2023.

All improved properties were 100% occupied at September 30, 2013 except for the following:

Property	Square Footage	Occupancy

White Bear Lake, MN	59,425	0%
Somerset, NJ	64,138	49%
Monroe, NC	160,000	0%
St. Joseph, MO	388,671	66%

The Company’s weighted-average lease expiration was 6.1 and 5.3 years as of September 30, 2013 and 2012, respectively.

Our average occupancy rates as of the years ended September 30, 2013, 2012, 2011, 2010 and 2009 were 96.0%, 95.2%, 97.1%, 96.2% and 96.0%, respectively. The average effective annual rent per square foot for the years ended September 30, 2013, 2012, 2011, 2010 and 2009 was $5.53, $5.62, $5.59, $5.81 and $5.64, respectively.

Effective March 31, 2013, we entered into a seven and a half year lease with Tampa Bay Grand Prix at our 68,385 square foot facility located in Tampa, FL, which was previously vacant. The tenant received free rent for six months. Effective October 1, 2013, annual base rent is $256,443 or $3.75 per square foot with 3% increases each year through the September 30, 2020 lease expiration.

Effective July 1, 2013, we entered into a six year lease with Holland 1916 Inc. at our 95,898 square foot facility located in Liberty, MO, which was previously vacant. Effective July 1, 2013, annual base rent is $311,669 or $3.25 per square foot with 2.5% increases each year through the June 30, 2019 lease expiration.

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Orion, MI for $988,579 in order to construct a 52,154 square foot expansion of the building and a parking lot. In June 2013, the building expansion was substantially complete for a cost of approximately $3,900,000 resulting in an increase in annual rent effective July 1, 2013 from $1,285,265 to $1,744,853. The parking lot expansion was substantially complete in September 2013 for a cost of approximately $1,500,000 resulting in an increase in annual rent effective October 1, 2013 to $1,927,356 through June 30, 2023.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Richfield, OH for $1,655,166 in order to construct a parking lot and a 51,667 square foot expansion of the building. The parking lot expansion was substantially complete in October 2013 and cost approximately $3,100,000. As a result, effective November 1, 2013, the annual rent increased from $644,640 to $1,124,384. The building expansion is expected to cost approximately $3,700,000 and is expected to be completed by October 1, 2014 at which time the annual rent will increase to $1,489,907 through September 30, 2024.

In June 2013, Phase I of a 64,240 square foot building expansion leased to FedEx Ground Package System, Inc. located in Fort Mill, SC was substantially complete for a cost of approximately $3,574,000 resulting in an increase in annual rent effective July 1, 2013 from $1,023,745 to $1,364,761. Phase II of the expansion, which consists of a parking lot expansion, cost approximately $426,000. Phase II was completed in November 2013, resulting in an increase in annual rent effective November 1, 2013 to $1,414,638 through October 30, 2023.

In September 2013, a 51,765 square foot building expansion leased to FedEx Ground Package System, Inc. located in El Paso, TX was substantially complete for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584 to $1,045,261 through September 30, 2023.

In fiscal 2013, approximately 9% of our gross leasable area, consisting of 11 leases totaling 896,813 square feet was originally set to expire. The Company has renewed 10 of the 11 leases which were scheduled to expire in fiscal 2013. We have incurred or expect to incur tenant improvement costs of approximately $1,224,000 and leasing costs of approximately $541,000 in connection with these 10 lease renewals. The table below summarizes the lease term of the 10 leases which were renewed and includes both the tenant improvement costs and the leasing costs which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Chattanooga, TN	FedEx Corp.	60,637	$6.10	10/27/12	$5.13	10/31/17	5.0	$0.61	$0.10
Lakeland, FL	FedEx Corp.	32,105	5.13	11/30/12	4.83	11/30/17	5.0	0.14	0.10
Augusta, GA	FedEx Corp.	30,184	4.67	11/30/12	4.00	11/30/22	10.0	0.22	0.08
Fayetteville, NC	Maidenform, Inc.	148,000	3.00	12/31/12	3.00	12/31/13	1.0	-0-	0.06
Orangeburg, NY	Kellogg Sales Co.	50,400	7.00	2/28/13	7.00	2/28/14	1.0	-0-	0.14
Newington, CT	Kellogg Sales Co.	54,812	6.54	2/28/13	6.54	2/28/14	1.0	-0-	0.13
Edwardsville, KS	Carlisle Tire	179,280	3.85	5/31/13	4.23	5/31/18	5.0	0.22	0.25
Jacksonville, FL	FedEx Ground	95,883	6.00	5/31/13	5.40	5/31/19	6.0	0.07	0.11
West Chester Twp, OH	FedEx Ground	103,818	4.80	8/31/13	5.01	8/31/23	10.0	0.64	0.10
Bedford Heights, OH	FedEx Corp.	82,269	5.54	8/31/13	4.96	8/31/18	5.0	0.10	0.15

	Total	837,388
Weighted Average			$4.84		$4.71		4.7	$0.31	$0.14

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

Of the total 896,813 square feet of gross leasable area originally set to expire during fiscal 2013, 837,388 square feet or 93% has been renewed. The lease extensions have been renewed for a weighted average term of 4.7 years and at an average lease rate of $4.71 per square foot as compared to $4.84 per square foot formerly, representing a weighted average reduction in the lease rate of 2.69%.

The one remaining lease located in White Bear Lake, MN leased to FedEx Corporation through November 30, 2012, representing 59,425 square feet or 7% of the expiring space, did not renew and is currently vacant. The Company’s overall occupancy as of September 30, 2013 is 96.0%.

Approximately 5% of our gross leasable area, consisting of 6 leases totaling 437,727 square feet was originally set to expire during fiscal 2014. The Company has renewed 3 of the 6 leases which were scheduled to expire in fiscal 2014. We have incurred or expect to incur tenant improvement costs of approximately $275,000 and leasing costs of approximately $136,000 in connection with these 3 lease renewals. The table summarizes the lease terms of the 3 leases which were renewed and includes both the tenant improvement costs and the leasing costs which are presented on a per square foot basis averaged over the renewal term.

Property	Tenant	Square feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Omaha, NE	FedEx Corp.	89,115	$6.00	10/31/13	$5.00	10/31/23	10.0	$0.25	$0.10
Orangeburg, NY	Kellogg Sales Co.	50,400	7.00	02/28/14	7.00	02/28/15	1.0	-0-	0.14
Newington, CT	Kellogg Sales Co.	54,812	6.54	02/28/14	6.00	02/28/17	3.0	0.30	0.24

	Total	194,327
Weighted Average			$6.41		$5.80		5.7	$0.25	$0.12

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

Of the total 437,727 square feet of gross leasable area originally set to expire during fiscal 2014, 194,327 square feet or 44% has been renewed. The lease renewals have been renewed for a weighted average term of 5.7 years and at an average lease rate of $5.80 per square foot as compared to $6.41 per square foot formerly, representing a weighted average reduction in the lease rate of 9.5%.

Of the remaining three leases set to expire in fiscal 2014, the Company has been informed that one lease for 59,400 square feet or 14% of the space coming up for renewal in fiscal 2014, will not be renewed. The Company owns this property, which is located in Carlstadt, NJ and is leased to Macy’s through March 31, 2014, through a 51% controlling equity interest. We continue to be in discussions with our tenants regarding the remaining two leases located in Richland, MS and Fayetteville, NC representing 184,000 square feet or 42% of the space scheduled for renewal in fiscal 2014.

The following table presents certain information as of September 30, 2013, with respect to the Company’s leases expiring in the next ten fiscal years ended September 30th and thereafter:

Expiration of fiscal year ended September 30th	Property Count	Total Area Expiring (Sq. Ft)	Annualized Rent $	Percent of Gross Annual Rent %

Vacant (1)	2	219,425	$119,000	0%
Various (2)	2	257,536	916,000	2%
2014	3	243,400	1,035,000	2%
2015	7	794,802	3,985,000	8%
2016	2	244,800	1,082,000	2%
2017	15	1,836,283	10,353,000	20%
2018	11	1,005,328	6,384,000	13%
2019	8	1,179,228	6,653,000	13%
2020	1	68,385	281,000	1%
2021	4	271,768	1,752,000	3%
2022	8	1,237,238	7,063,000	14%
2023	9	1,514,260	7,591,000	15%
Thereafter	4	713,766	3,689,000	7%
Total	76	9,586,219	$50,903,000	100%
(1)	Annualized Rent of “Vacant” represents rent recognized during fiscal 2013 prior to becoming vacant.
(2)	“Various” represents our two multi-tenant properties which have leases ranging from expirations through 2014 to 2023.

ITEM 3 – LEGAL PROCEEDINGS

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since June 1, 2010, the common stock of Monmouth Real Estate Investment Corporation has been traded on the New York Stock Exchange, under the symbol “MNR”. Previously, the common stock was traded on the NASDAQ Global Select Market. The per share range of high and low market prices and distributions paid to common shareholders during each fiscal quarter of the last two fiscal years were as follows:

Fiscal 2013 Fiscal 2012

Market Price Market Price

Fiscal Qtr.	High	Low	Distrib.	Fiscal Qtr.	High	Low	Distrib.

First	$11.60	$9.54	$0.15	First	$9.48	$7.51	$0.15
Second	11.22	10.23	0.15	Second	9.80	8.93	0.15
Third	11.20	9.41	0.15	Third	11.85	9.29	0.15
Fourth	10.48	8.57	0.15	Fourth	11.92	10.75	0.15
			$0.60				$ 0.60

On December 2, 2013, the closing price of our common stock was $9.20.

As of December 2, 2013, there were 1,130 shareholders of record who held shares of common stock of the Company.

It is the Company’s intention to continue making quarterly distributions. On October 1, 2013, the Company declared a dividend of $0.15 per share to be paid on December 16, 2013 to common shareholders of record as of the close of business on November 15, 2013. The Company's annual dividend rate on its common stock is currently $0.60 per share. The Company paid the distributions from cash flows from operations. Future common stock dividend policy will depend on the Company’s earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

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

As of September 30, 2013, the Company had outstanding 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, with an aggregate liquidation preference of $53,493,750 (Series A Preferred Stock). The Series A Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock and equal to any equity securities that we may issue in the future, the terms of which specifically provide that such equity securities rank equal to the Series A Preferred Stock. We are required to pay cumulative dividends on the Series A Preferred Stock in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation value per share. The Series A Preferred Stock is traded on the New York Stock Exchange.

On October 14, 2010, the Company issued 817,250 shares of its Series A Preferred Stock in a registered direct placement at a price of $24.00 per share. The Company received net proceeds from the Series A Preferred Stock offering of approximately $19,000,000 and used the net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including repayment of indebtedness.

On October 1, 2013, the Company declared a quarterly dividend of $0.4765625 per share on the Company's Series A Preferred Stock payable December 16, 2013, to shareholders of record as of the close of business on November 15, 2013. Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $1.90625 per share.

On June 7, 2012 and June 21, 2012, the Company issued 2,000,000 and 300,000 shares, respectively, of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock) at an offering price of $25.00 per share in an underwritten public offering. The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $55,033,000 and has used the net proceeds from the offering to purchase properties in the ordinary course of business and for general corporate purposes. Dividends on the Series B Preferred stock are cumulative from the date Series B Preferred Stock were first issued and payable quarterly at an annual rate of $1.96875 per share. The Series B Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock and equal to our Series A Preferred Stock and equal to any equity securities that we may issue in the future, the terms of which specifically provide that such equity securities rank equal to the Series B Preferred Stock. As of September 30, 2013, the Company had outstanding 2,300,000 shares of Series B Preferred Stock, par value $0.01 per share, with an aggregate liquidation preference of $57,500,000. We are required to pay cumulative dividends on the Series B Preferred Stock in the amount of $1.96875 per share each year, which is equivalent to 7.875% of the $25.00 liquidation value per share. The Series B Preferred Stock is traded on the New York Stock Exchange.

On October 1, 2013, the Company declared a quarterly dividend of $0.4921875 per share on the Company's Series B Preferred Stock payable December 16, 2013, to shareholders of record as of the close of business on November 15, 2013. Series B Preferred Stock dividends are cumulative and payable quarterly at an annual rate of $1.96875 per share.

Issuer Purchases of Equity Securities

On January 16, 2013, the Board of Directors reaffirmed its Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The repurchase program was originally created on March 3, 2009 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. During fiscal year 2009, the Company purchased 5,000 shares of its common stock for $4.98 per share for a total of $24,905 on the open market. There were no other purchases under the repurchase program. During fiscal year 2012, the Company distributed the 5,000 shares which were held in treasury to shareholders through the Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company holds no shares in treasury as of September 30, 2013. The maximum dollar value that may be purchased under the repurchase program as of September 30, 2013 is $10,000,000.

Equity Compensation Plan Information

The Company has a Stock Option and Stock Award Plan, adopted in 2007 and amended and restated in 2010 (the 2007 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock including up to 100,000 shares of restricted stock awards in any one fiscal year. As of September 30, 2013, there were 744,646 shares available for grant as stock options or restricted stock under the 2007 Plan. See Note 10 in the Notes to the Consolidated Financial Statements included in this Form 10-K for a description of the plan.

The following table summarizes information, as of September 30, 2013, relating to equity compensation plan of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrant sand Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan(excluding Securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plan Approved by Security Holders	750,370	$8.19	744,646

Equity Compensation Plan not Approved by Security Holders	N/A	N/A	N/A

Total	750,370	$8.19	744,646

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

	September 30,
	2013	2012	2011	2010	2009
OPERATING DATA:
Rental and Reimbursement Revenue	$54,607,086	$50,368,931	$48,141,484	$44,353,513	$40,486,030
Real Estate Taxes and Operating Expenses	(9,228,610)	(8,832,027)	(9,635,499)	(9,001,995)	(8,376,207)
Net Operating Income - NOI	45,378,476	41,536,904	38,505,985	35,351,518	32,109,823
Lease Termination Income	690,730	3,222,283	-0-	-0-	-0-
Gain (Loss) on Securities Transactions, net	7,133,252	6,044,065	5,238,203	2,609,149	(6,601,460)
Interest and Dividend Income	3,885,920	3,358,674	3,100,327	2,510,909	2,502,253
General & Administrative Expenses	(5,497,644)	(6,277,357)	(4,580,357)	(4,194,717)	(2,782,193)
Interest Expense	(14,956,954)	(15,352,499)	(14,870,906)	(14,699,157)	(13,825,001)
Depreciation & Amortization Expense	(15,530,094)	(13,832,305)	(12,129,872)	(10,533,915)	(9,639,910)
Income from Continuing Operations	21,103,686	18,699,765	15,263,380	11,043,787	1,763,512
Income (loss) from Discontinued Operations	291,560	(15,270)	154,818	(36,272)	(110,611)
Net Income	21,395,246	18,684,495	15,418,198	11,007,515	1,652,901
Preferred Dividends	(8,607,032)	(5,513,126)	(4,079,219)	(2,521,214)	(2,521,214)
Net Income (Loss) Attributable to Common Shareholders	$12,788,214	$13,171,369	$11,338,979	$8,486,301	$(868,313)
Income from Continuing Operations Per Share Basic	$0.49	$0.47	$0.44	$0.36	$0.07
Diluted	0.49	0.47	0.44	0.36	0.07
Net Income (Loss) Attributable to Common Shareholders per share
Basic	0.30	0.33	0.32	0.28	(0.03)
Diluted	0.30	0.33	0.32	0.28	(0.03)

BALANCE SHEET DATA:
Total Assets	$617,240,866	$574,507,702	$476,986,836	$454,118,797	$394,994,437
Real Estate Investments, Net	536,799,412	467,886,484	407,864,535	388,403,598	344,663,592
Mortgage Notes Payable	250,093,382	237,943,911	211,614,170	210,577,861	192,050,283
8% Subordinated Convertible Debentures	-0-	8,615,000	8,915,000	13,990,000	13,990,000
Series A 7.625% Cumulative Redeemable Preferred Stock	53,493,750	53,493,750	53,493,750	33,062,500	33,062,500
Series B 7.875% Cumulative Redeemable Preferred Stock	57,500,000	57,500,000	-0-	-0-	-0-
Total Shareholders’ Equity	335,914,971	315,687,139	234,514,084	213,034,719	161,497,704

CASH FLOW DATA:
Net Cash Provided (Used) By:
Operating Activities	$27,095,310	$26,808,821	$22,126,819	$18,995,659	$19,591,455
Investing Activities	(59,931,043)	(80,640,038)	(30,365,918)	(55,701,769)	(11,655,914)
Financing Activities	20,589,387	72,105,267	7,801,354	37,439,775	(7,202,915)

	September 30,
OTHER INFORMATION:	2013	2012	2011	2010	2009

Average Number of Common Shares Outstanding
Basic	42,275,555	39,660,692	35,083,457	30,371,217	24,981,427
Diluted	42,432,354	39,819,621	35,131,718	30,382,396	24,988,386
Funds from Operations*	$26,863,103	$26,128,015	$22,876,729	$19,142,454	$9,152,310
Core Funds from Operations*	$27,377,802	$26,795,814	$23,301,886	$19,601,484	$9,152,310
Cash Dividends Per Common Share	$0.60	$0.60	$0.60	$0.60	$0.60

* We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO plus acquisitions costs. FFO and Core FFO should be considered as a supplemental measure of operating performance used by REITs. FFO and Core FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis. The items excluded from FFO and Core FFO are significant components in understanding the Company’s financial performance.

FFO and Core FFO (i) do not represent Cash Flow from Operations as defined by U.S. GAAP; (ii) should not be considered as an alternative to Net Income as a measure of operating performance or to Cash Flows from Operating, Investing and Financing Activities; and (iii) are not an alternative to cash flow as a measure of liquidity. FFO and Core FFO, as calculated by the Company, may not be comparable to similarly titled measures reported by other REITs.

The Company’s FFO and Core FFO Attributable to Common Shareholders is calculated as follows:

	2013	2012	2011	2010	2009
Net Income Attributable to Common Shareholders	$ 12,788,214	$13,171,369	$11,338,979	$8,486,301	$(868,313)
Depreciation Expense (including Discontinued Operations)	12,877,385	11,471,070	10,351,358	9,406,812	8,576,987
Amortization of Intangible Assets	1,543,298	1,477,356	1,186,392	1,249,341	1,443,636
(Gain) Loss on Sales of Depreciable Assets (A)	(345,794)	8,220	-0-	-0-	-0-
FFO Attributable to Common Shareholders	26,863,103	26,128,015	22,876,729	19,142,454	9,152,310
Acquisition Costs	514,699	667,799	425,157	459,030	-0-
Core FFO Attributable to Common Shareholders	$ 27,377,802	$26,795,814	$23,301,886	$19,601,484	$9,152,310

(A)	Consists of the (gain) loss on sale of the Greensboro, NC property in 2013 and the Quakertown, PA property in 2012. These (gains) losses are included in discontinued operations.

The Company’s Core FFO, excluding Lease Termination Income are calculated as follows:

	2013	2012	2011	2010	2009
Core FFO Attributable to Common Shareholders	$27,377,802	$26,795,814	$23,301,886	$19,601,484	$9,152,310
Less: Lease Termination Income	690,730	3,222,283	-0-	-0-	-0-
Core FFO Excluding Lease Termination Income Attributable to Common Shareholders	$26,687,072	$23,573,531	$23,301,886	$19,601,484	$9,152,310

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

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
28

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

Overview

The Company is a REIT. The Company seeks to invest in well-located, modern industrial buildings, leased primarily to investment-grade tenants on long-term net leases. At September 30, 2013, the Company held investments in seventy-six properties totaling approximately 9,586,000 square feet, consisting of seventy-five industrial properties and one shopping center. Total net real estate investments were $536,799,412 at September 30, 2013. These properties are located in twenty-six states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. All of these properties are wholly owned, with the exception of an industrial property in New Jersey, in which the Company owns a 51% controlling equity interest, and the shopping center in New Jersey, in which the Company holds a two-thirds controlling equity interest.

The Company’s weighted-average lease expiration was 6.1 and 5.3 years as of September 30, 2013 and 2012, respectively and its average rent per occupied square foot as of September 30, 2013 and 2012 was $5.53 and $5.62, respectively. At September 30, 2013 and 2012, the Company’s occupancy was 96.0% and 95.2%, respectively. During fiscal 2013, the Company acquired five industrial properties totaling approximately 1,050,000 square feet for approximately $63,750,000.

The Company has a concentration of properties leased to FedEx Corporation (FDX). As of September 30, 2013, the Company had approximately 9,586,000 square feet of property, of which approximately 4,213,000 square feet, or approximately 44%, consisting of forty separate stand-alone leases, was leased to FDX and its subsidiaries, (10% to FDX and 34% to FDX subsidiaries). These properties are located in eighteen different states. The percentage of rental and reimbursement revenue from FDX was 53% for the year ended September 30, 2013, consisting of 12% leased to FDX and 41% leased to FDX subsidiaries.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property. Rental and reimbursement revenue increased $4,238,155, or 8%, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. Total expenses (excluding other income and expense) increased $1,298,516, or 5%, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increases were due mainly to the revenue and expenses relating to the property acquisitions made during fiscal 2013.

Net Operating Income from property operations (NOI) is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI increased $3,841,572 or 9% for the fiscal year ended September 30, 2013 as compared to the fiscal year ended September 30, 2012 and increased $3,030,919 or 8% for the fiscal year ended September 30, 2012 as compared to the fiscal year ended September 30, 2011. The increase from fiscal year 2012 to 2013 was due to the additional income related to five industrial properties purchased during fiscal 2013 and the increase from fiscal year 2011 to 2012 was due to the additional income related to seven industrial properties purchased during fiscal 2012.

The Company’s NOI for the fiscal years ended September 30, 2013, 2012 and 2011 are calculated as follows:

	2013	2012	2011

Rental Revenue	$46,880,309	43,273,974	40,234,528
Reimbursement Revenue	7,726,777	7,094,957	7,906,956
Total Rental and Reimbursement Revenue	54,607,086	50,368,931	48,141,484
Real Estate Taxes	(5,864,834)	(5,750,511)	(7,211,387)
Operating Expense	(3,363,776)	(3,081,516)	(2,424,112)
NOI	$45,378,476	$41,536,904	$38,505,985

During the first quarter of fiscal 2014, the Company purchased five industrial properties totaling approximately 1,122,000 square feet for approximately $73,861,000. The properties are located in Kansas, Kentucky, Oklahoma, Pennsylvania and Texas, bringing the total number of states in which our properties are located to twenty-seven and bringing our total leasable square feet to approximately 10,709,000. In addition to the five industrial properties purchased during the first quarter of fiscal 2014, the Company has entered into agreements to purchase three new build-to-suit, industrial buildings that are currently being developed in Illinois, Indiana, and Texas totaling approximately 690,000 square feet. The purchase price for the three properties is approximately $48,789,000. Subject to satisfactory due diligence, the Company anticipates closing these three transactions during fiscal 2014.

During fiscal 2013 and through the first quarter of fiscal 2014, the Company completed three building and three parking lot expansions at four properties for a total cost of approximately $18,900,000. The completed expansions resulted in a new ten year lease extension for each property that was expanded and increased annual rent of approximately $1,890,000. The Company currently has two building expansions and one parking lot expansion at three properties in progress. These expansions are expected to cost approximately $8,144,000 and are expected to be completed during the remainder of fiscal 2014 and the first quarter of fiscal 2015. Once complete, these expansions will result in a new ten year lease extension for each property being expanded and increased annual rent of approximately $820,000.

The Company intends to continue to increase its real estate investments in fiscal 2014 through acquisitions and expansions of properties. The growth of the real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

Revenues also include interest and dividend income and net gain on securities transactions. The Company holds a portfolio of securities of other REITs with a fair value of $45,451,740 as of September 30, 2013. The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of September 30, 2013, the Company’s portfolio consisted primarily of 63% REIT preferred stocks and 37% REIT common stocks. The Company’s weighted-average yield on the securities portfolio for 2013 was approximately 7.0%. Interest and dividend income increased to $3,885,920 for fiscal 2013 as compared to $3,358,674 in fiscal 2012. During fiscal 2013, the Company recognized $7,133,252 in gains on securities transactions. The Company has unrealized gains of $1,989,268 in its REIT securities portfolio as of September 30, 2013. The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities on a long-term basis.

The Company had $12,404,512 in cash and cash equivalents and $45,451,740 in REIT securities as of September 30, 2013. The Company believes that funds generated from operations, the Dividend Reinvestment and Stock Purchase Plan (the DRIP), the unsecured line of credit, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next several years.

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

On June 7, 2012 and June 21, 2012, the Company issued 2,000,000 and 300,000 shares, respectively, of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock) at an offering price of $25.00 per share in an underwritten public offering. The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $55,033,000 and used the net proceeds from the offering to purchase properties in the ordinary course of business and for general corporate purposes.

See PART I, Item 1 – Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Significant Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operation are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following significant accounting policies are affected by our more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. For a detailed description of these and other accounting policies, see Note 1 in the Notes to the Company’s Consolidated Financial Statements included in this Form 10-K.

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

Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings and intangible assets, including above and below market leases and in place leases. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property generally determined by third party appraisal of the property obtained in conjunction with the purchase.

The purchase price is further allocated to acquired above and below market leases based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. In addition, any remaining amounts of the purchase price are applied to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease. Acquired above and below market leases are amortized to rental revenue over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles is amortized to amortization expense over the remaining lease term. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, deferred rent, above and below market leases and the in-place lease value is charged to expense when there is a signed termination agreement, all of the conditions of the termination agreement are met, the tenant is no longer occupying the property and the termination consideration, if any, is probable of collection.

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

As part of our review of our property portfolio, we have evaluated our properties in Somerset, NJ and St. Joseph, MO which had occupancy rates of 49% and 66%, respectively, as of September 30, 2013, and noted that the sum of the discounted cash flows exceeded its historical net cost basis. We have also evaluated the two vacant properties in our portfolio and any properties which we believe may not renew their leases and noted that the sum of the discounted cash flows expected for potential leases of these properties exceeded their historical net cost basis. Management considers on a quarterly basis whether the marketing rent (advertised) or the market rent has decreased or if any additional indicators are present which would indicate a significant decrease in net cash flows. Management typically will obtain an independent appraisal to assist in evaluating a potential impairment for a property that has been vacant for several years. We have also considered the properties which had lease renewals at rental rates lower than the previous rental rates and noted that the sum of the new discounted cash flows expected for the renewed leases exceeded these properties’ historical net cost basis.

The Company reviewed its operating properties in light of the requirements of ASC Topic 360-10 and determined that, as of September 30, 2013, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

The Company classifies its securities among three categories: Held-to-maturity, trading, and available-for-sale. The Company’s securities at September 30, 2013 and 2012 are all classified as available-for-sale and are carried at fair value based on quoted market prices. Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in net unrealized holding gains are reflected as comprehensive income.

Revenue Recognition and Estimates

Rental revenue from tenants with leases having scheduled rental increases or periods of free rent are recognized on a straight-line basis over the term of the lease. Leases typically provide for reimbursement of real estate taxes, insurance, and other operating costs. These occupancy charges are recognized as earned. Estimates are used to establish amounts receivable and revenue from tenants for such things as annualized rents, real estate taxes and other cost recoveries. In addition, an estimate is made with respect to whether a provision for allowance for doubtful accounts receivable and loans receivable is necessary. The allowance for doubtful accounts reflects management’s estimate of the amounts of the recorded accounts receivable and loans receivable at the balance sheet date that will not be realized from cash receipts in subsequent periods. If cash receipts in subsequent periods vary from our estimates, or if the Company’s tenants’ financial condition deteriorates as a result of operating difficulties, additional changes to the allowance may be required.

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

The Company’s lease with its tenant, Graybar Electric Company (Graybar), at its 26,340 square foot location in Ridgeland (Jackson), MS has an early termination option which may be exercised at any time subsequent to December 2013 provided the Company is given six months of notice. The rent per annum for this location is $109,275 or $4.15 per square foot and the lease expires in July 2019. The Company does not anticipate that this tenant will exercise its early termination option.

Other than the Company’s lease with Graybar, the Company currently does not have any other leases that contain an early termination option.

Results of Operations

Occupancy and Rent per Occupied Square Foot

The Company’s weighted-average lease expiration was 6.1 and 5.3 years as of September 30, 2013 and 2012, respectively and its average rent per occupied square foot as of September 30, 2013 and 2012 was $5.53 and $5.62, respectively. At September 30, 2013 and 2012, the Company’s occupancy was 96.0% and 95.2%, respectively. All improved properties were 100% occupied at September 30, 2013 except for the following:

Property	Square Footage	Occupancy

White Bear Lake, MN	59,425	0%
Somerset, NJ	64,138	49%
Monroe, NC	160,000	0%
St. Joseph, MO	388,671	66%

Lease Renewals and Extensions

In fiscal 2013, approximately 9% of our gross leasable area, consisting of 11 leases totaling 896,813 square feet was originally set to expire. The Company has renewed 10 of the 11 leases which were scheduled to expire in fiscal 2013. We have incurred or expect to incur tenant improvement costs of approximately $1,224,000 and leasing costs of approximately $541,000 in connection with these 10 lease renewals. The table below summarizes the lease term of the 10 leases which were renewed and includes both the tenant improvement costs and the leasing costs which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Chattanooga, TN	FedEx Corp.	60,637	$6.10	10/27/12	$5.13	10/31/17	5.0	$0.61	$0.10
Lakeland, FL	FedEx Corp.	32,105	5.13	11/30/12	4.83	11/30/17	5.0	0.14	0.10
Augusta, GA	FedEx Corp.	30,184	4.67	11/30/12	4.00	11/30/22	10.0	0.22	0.08
Fayetteville, NC	Maidenform, Inc.	148,000	3.00	12/31/12	3.00	12/31/13	1.0	-0-	0.06
Orangeburg, NY	Kellogg Sales Co.	50,400	7.00	2/28/13	7.00	2/28/14	1.0	-0-	0.14
Newington, CT	Kellogg Sales Co.	54,812	6.54	2/28/13	6.54	2/28/14	1.0	-0-	0.13
Edwardsville, KS	Carlisle Tire	179,280	3.85	5/31/13	4.23	5/31/18	5.0	0.22	0.25
Jacksonville, FL	FedEx Ground	95,883	6.00	5/31/13	5.40	5/31/19	6.0	0.07	0.11
West Chester Twp, OH	FedEx Ground	103,818	4.80	8/31/13	5.01	8/31/23	10.0	0.64	0.10
Bedford Heights, OH	FedEx Corp.	82,269	5.54	8/31/13	4.96	8/31/18	5.0	0.10	0.15

	Total	837,388
Weighted Average			$4.84		$4.71		4.7	$0.31	$0.14

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

Of the total 896,813 square feet of gross leasable area originally set to expire during fiscal 2013, 837,388 square feet or 93% has been renewed. The lease renewals have been renewed for a weighted average term of 4.7 years and at an average lease rate of $4.71 per square foot as compared to $4.84 per square foot formerly, representing a weighted average reduction in the lease rate of 2.69%.

The one remaining lease located in White Bear Lake, MN leased to FedEx Express through November 30, 2012, representing 59,425 square feet or 7% of the expiring space, did not renew and is currently vacant. The Company’s overall occupancy as of September 30, 2013 is 96.0%.

Approximately 5% of our gross leasable area, consisting of 6 leases totaling 437,727 square feet was originally set to expire during fiscal 2014. The Company has renewed 3 of the 6 leases which were scheduled to expire in fiscal 2014. We have incurred or expect to incur tenant improvement costs of approximately $275,000 and leasing costs of approximately $136,000 in connection with these 3 lease renewals. The table summarizes the lease terms of the 3 leases which were renewed and includes both the tenant improvement costs and the leasing costs which are presented on a per square foot basis averaged over the renewal term.

Property	Tenant	Square feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Omaha, NE	FedEx Corp.	89,115	$6.00	10/31/13	$5.00	10/31/23	10.0	$0.25	$0.10
Orangeburg, NY	Kellogg Sales Co.	50,400	7.00	02/28/14	7.00	02/28/15	1.0	-0-	0.14
Newington, CT	Kellogg Sales Co.	54,812	6.54	02/28/14	6.00	02/28/17	3.0	0.30	0.24

	Total	194,327
Weighted Average			$6.41		$5.80		5.7	$0.25	$0.12

(1) Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

Of the total 437,727 square feet of gross leasable area originally set to expire during fiscal 2014, 194,327 square feet or 44% has been renewed. The lease renewals have been renewed for a weighted average term of 5.7 years and at an average lease rate of $5.80 per square foot as compared to $6.41 per square foot formerly, representing a weighted average reduction in the lease rate of 9.5%.

Of the remaining three leases set to expire in fiscal 2014, the Company has been informed that one lease for 59,400 square feet or 14% of the space coming up for renewal in fiscal 2014 will not be renewed. The Company owns this property, which is located in Carlstadt, NJ and is leased to Macy’s through March 31, 2014, through a 51% controlling equity interest. We continue to be in discussions with our tenants regarding the remaining two leases located in Richland, MS and Fayetteville, NC representing 184,000 square feet or 42% of the space scheduled for renewal in fiscal 2014.

Acquisitions and Expansions During Fiscal 2013

On November 9, 2012, the Company purchased a 172,005 square foot industrial building located in Livonia (Detroit), MI. The building is 100% net leased to FedEx Ground Package System, Inc. through March 31, 2022. The purchase price was $14,350,000. The Company obtained a self-amortizing mortgage of $9,500,000 at a fixed interest rate of 4.45% for 14 years and paid the remaining amount with Cash on hand. This mortgage matures on December 1, 2026. Annual rental revenue over the remaining term of the lease is approximately $1,191,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $650,000 to an intangible asset associated with the net fair value assigned to the acquired lease at the property. The David Cronheim Mortgage Corporation, an affiliated company of one of the Company’s directors, received $95,000 in mortgage brokerage commissions in connection with obtaining financing for this acquisition.

On December 20, 2012, the Company purchased a newly constructed 615,305 square foot industrial building located in Olive Branch, MS which is in the Memphis, TN MSA. The building is 100% net leased to Milwaukee Electric Tool Corporation through April 30, 2023. The initial purchase price was $28,000,000. The Company obtained a self-amortizing mortgage of $17,500,000 at a fixed interest rate of 3.76% for 10 years and paid the remaining amount with a draw on its unsecured line of credit. This mortgage matures on January 1, 2023. During the three months ended March 31, 2013, the local municipality reimbursed the Company $631,184 for costs related to a road that was built in conjunction with the construction of the building, resulting in the purchase price being adjusted to $27,368,816. Per the terms of the mortgage agreement, 62.5% of any purchase price reduction was required to be used to pay down the mortgage balance. Therefore, $394,490 of the reimbursement was applied as a reduction to the mortgage balance and the mortgage agreement was amended to reflect this reduction in principal. In addition, in accordance with the purchase and lease agreements, the reduction in purchase price resulted in the annual rental revenue over the remaining term of the lease to be adjusted from approximately $1,965,000 to $1,926,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an intangible asset.

On June 18, 2013, the Company purchased a newly constructed 103,402 square foot industrial building located in Roanoke, VA. The building is 100% net leased to FedEx Ground Package System, Inc. through April 30, 2023. The purchase price was $10,200,000. The Company obtained a self-amortizing mortgage of $6,650,000 at a fixed interest rate of 3.84% for 13 years and paid the remaining amount with Cash on hand. This mortgage matures on July 1, 2026. Annual rental revenue over the remaining term of the lease is approximately $755,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an intangible asset. The David Cronheim Mortgage Corporation, an affiliated company of one of the Company’s directors, received $66,500 in mortgage brokerage commissions in connection with obtaining financing for this acquisition.

On September 12, 2013, the Company purchased two newly constructed industrial buildings that are both 100% net leased to FedEx Ground Package System, Inc. through May 30, 2023. One acquisition was a 99,102 square foot industrial building located in Green Bay, WI for $6,570,000. Annual rental revenue over the remaining term of the lease is approximately $468,000. The second acquisition was a 60,398 square foot industrial building located in Stewartville (Rochester), MN for $5,265,000. Annual rental revenue over the remaining term of the lease is approximately $372,000. The Company obtained a $7,350,000 self-amortizing mortgage in connection with both purchases at a fixed interest rate of 4.00% for 12 years and paid the remaining amount from a draw on its unsecured line of credit. This mortgage matures on October 1, 2025. In connection with the acquisitions, the Company completed its evaluation of the acquired leases. As a result of its evaluation, the Company has not allocated any amount to an intangible asset in connection with the Green Bay, WI acquisition and the Company has allocated $45,000 to an intangible asset associated with the lease in-place in connection with the Rochester, MN acquisition.

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Orion, MI for $988,579 in order to construct a 52,154 square foot expansion of the building and a parking lot. In June 2013, the building expansion was substantially complete for a cost of approximately $3,900,000 resulting in an increase in annual rent effective July 1, 2013 from $1,285,265 to $1,744,853. The parking lot expansion was substantially complete in September 2013 for a cost of approximately $1,500,000 resulting in an increase in annual rent effective October 1, 2013 to $1,927,356 through June 30, 2023.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Richfield, OH for $1,655,166 in order to construct a parking lot and a 51,667 square foot expansion of the building. The parking lot expansion was substantially complete in October 2013 and cost approximately $3,100,000. As a result, effective November 1, 2013, the annual rent increased from $644,640 to $1,124,384. The building expansion is expected to cost approximately $3,700,000 and is expected to be completed by October 1, 2014 at which time the annual rent will increase to $1,489,907 through September 30, 2024.

In June 2013, Phase I of a 64,240 square foot building expansion leased to FedEx Ground Package System, Inc. located in Fort Mill, SC was substantially complete for a cost of approximately $3,574,000 resulting in an increase in annual rent effective August 1, 2013 from $1,023,746 to $1,364,761. Phase II of the expansion, which consists of a parking lot expansion, cost approximately $426,000. Phase II was completed in November 2013, resulting in an increase in annual rent effective November 1, 2013 to $1,414,639 through November 30, 2023.

In September 2013, a 51,765 square foot building expansion leased to FedEx Ground Package System, Inc. located in El Paso, TX was substantially complete for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584 to $1,045,261 through September 30, 2023.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation and Milwaukee Electric Tool Corporation’s ultimate parent, Techtronic Industries Company Limited are publicly-owned corporations and financial information on their business operations is readily available to the Company’s shareholders.

Comparison of Year Ended September 30, 2013 to Year Ended September 30, 2012

The following tables summarize the Company’s rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category. For the purposes of the following discussion, same store properties are properties owned as of October 1, 2011 that have not been subsequently expanded. Phase I of two property expansions were completed during fiscal 2013 and one property expansion was completed in fiscal 2012. Vacant properties were properties vacant in fiscal 2013 or 2012. Acquired properties are properties that were acquired subsequent to September 30, 2011.

As of September 30, 2013 and 2012, the occupancy rates of the Company’s properties were 96.0% and 95.2%, respectively.

Rental Revenues	2013	2012	$ Change	% Change

Same Store Properties	$35,130,663	$35,302,360	$(171,697)	0%
Acquired Properties	8,276,149	3,781,482	4,494,667	119%
Expanded Properties	2,892,999	2,601,021	291,978	11%
Vacant Properties	580,498	1,589,111	(1,008,613)	(63%)

Total	$46,880,309	$43,273,974	$3,606,335	8%

Rental revenue from same store properties decreased slightly due mainly to a reduction in rental rates for the renewed leases as described in the lease renewals and extensions table during fiscal 2013. Rent from acquired properties included rental revenue from the properties located in Streetsboro, OH; Corpus Christi, TX; Halfmoon, NY; Lebanon, OH; Olive Branch, MS (Anda Distribution); Oklahoma City, OK and Waco, TX (all acquired in fiscal 2012) and Livonia, MI; Olive Branch, MS (Milwaukee Electric Tool Corp.); Roanoke, VA; Green Bay, WI and Stewartville (Rochester), MN, (all acquired in fiscal 2013).

Reimbursement Revenues	2013	2012	$ Change	% Change

Same Store Properties	$5,522,412	$5,881,450	$(359,038)	(6%)
Acquired Properties	1,587,887	424,729	1,163,158	274%
Expanded Properties	440,934	485,954	(45,020)	(9%)
Vacant Properties	175,544	302,824	(127,280)	(42%)

Total	$7,726,777	$7,094,957	$631,820	9%

Our single tenant properties are subject to net-leases which require the tenants to absorb the real estate taxes as well as insurance and the majority of the repairs and maintenance. As such, the Company is reimbursed by the tenants for these real estate taxes. Therefore, reimbursement revenues from same store properties decreased due mainly to adjustments in billings related to real estate taxes from the Company’s ability to obtain refunds and reduced taxable assessed values on property taxes in certain jurisdictions.

Real Estate Taxes	2013	2012	$ Change	% Change

Same Store Properties	$4,439,221	$5,071,626	$(632,405)	(12%)
Acquired Properties	639,595	43,760	595,835	1,362%
Expanded Properties	400,843	294,635	106,208	36%
Vacant Properties	385,175	340,490	44,685	13%

Total	$5,864,834	$5,750,511	$114,323	2%

Real estate taxes from same store decreased due mainly to the Company’s ability to obtain refunds and reduced taxable assessed values on property taxes in certain jurisdictions.

Operating Expenses	2013	2012	$ Change	% Change

Same Store Properties	$1,641,184	$2,131,431	$(490,247)	(23%)
Acquired Properties	1,081,590	435,489	646,101	148%
Expanded Properties	110,059	201,605	(91,546)	(45%)
Vacant Properties	530,943	312,991	217,952	70%

Total	$3,363,776	$3,081,516	$282,260	9%

Effective August 1, 2012, the Company’s management contract with CMS terminated and the Company became a fully integrated and self-managed real estate company. As a result of terminating its management contract, operating expenses for same store properties decreased mainly due to the decrease in management fees of approximately $315,000.

Depreciation	2013	2012	$ Change	% Change

Same Store Properties	$9,403,748	$9,602,397	$(198,649)	(2%)
Acquired Properties	2,243,622	603,138	1,640,484	272%
Expanded Properties	698,536	667,153	31,383	5%
Vacant Properties	518,636	520,302	(1,666)	0%

Total	$12,864,542	$11,392,990	$1,471,552	13%

Depreciation from same store properties decreased mainly due to fixed assets being fully depreciated within fiscal 2013.

Interest Expense	2013	2012	$ Change	% Change

Same Store Properties	$9,865,292	$11,352,411	$(1,487,119)	(13%)
Acquired Properties	3,223,164	1,423,576	1,799,588	126%
Expanded Properties	1,008,189	1,073,512	(65,323)	(6%)
Vacant Properties	247,156	341,798	(94,642)	(28%)
Debentures and Loans Payable	613,153	1,161,202	(548,049)	(47%)

Total	$14,956,954	$15,352,499	$(395,545)	(3%)

Interest expense for same store properties decreased due mainly to the decrease in the outstanding balances of the mortgages due to principal payments made in fiscal 2013 of $36,850,529.

General and administrative expenses increased $338,470 or 7% during fiscal 2013 as compared to fiscal 2012. The increase is related mainly to an increases in directors fees of approximately $145,000 due to an increase in meeting fees and the addition of a Director during the fiscal year 2013, an increase in professional fees of $106,000, an increase of franchise taxes of approximately $69,000 and an increase in legal fees of approximately $48,000 related to costs associated with the redemption of the Debentures.

Interest and dividend income increased $527,246 in fiscal 2013 as compared to fiscal 2012. This is due mainly to the higher average carrying value of the REIT securities portfolio during the fiscal year 2013 compared to during the fiscal year 2012. The REIT securities portfolio weighted average yield for fiscal 2013 was approximately 7.0% as compared to 7.1% for fiscal 2012.

Gain (loss) on securities transactions, net consisted of the following:

	2013	2012

Gross realized gains	$7,176,022	$6,066,971
Gross realized losses	(42,770)	(22,906)
Total Gain (Loss) on Securities Transactions, net	$7,133,252	$6,044,065

The Company had an accumulated net unrealized gain on its securities portfolio of $1,989,268 as of September 30, 2013.

Comparison of Year Ended September 30, 2012 to Year Ended September 30, 2011

The following tables summarize the Company’s rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category. For the purposes of the following discussion, same store properties are properties owned as of October 1, 2010 that have not been subsequently expanded. One property was expanded in fiscal 2012 and no properties were expanded in fiscal 2011. Vacant properties were properties vacant in fiscal 2012 and 2011. Acquired properties are properties that were acquired subsequent to September 30, 2010.

As of September 30, 2012 and 2011, the occupancy rates of the Company’s same store properties were 95.2% and 97.1%, respectively.

Rental Revenues	2012	2011	$ Change	% Change

Same Store Properties	$36,363,881	$37,250,246	$(886,365)	(2%)
Acquired Properties	6,199,223	1,693,311	4,505,912	266%
Expanded Properties	292,012	277,929	14,083	5%
Vacant Properties	418,858	1,013,042	(594,184)	(59%)

Total	$43,273,974	$40,234,528	$3,039,446	8%

Rental revenue from same store properties decreased slightly due mainly to a reduction in rental rates for the renewed leases as well as a partial vacancy in our St. Joseph, Missouri property. Rent from acquired properties included rental revenue from the properties located in Lebanon, TN, Rockford, IL and Edinburg, TX (all acquired in fiscal 2011) and Streetsboro, OH, Corpus Christi, TX, Halfmoon, NY, Lebanon, OH, Olive Branch, MS, Oklahoma City, OK and Waco, TX (all acquired in fiscal 2012) as described under acquisitions above.

Reimbursement Revenues	2012	2011	$ Change	% Change

Same Store Properties	$6,417,835	$7,442,085	$(1,024,250)	(14%)
Acquired Properties	549,038	207,724	341,314	164%
Expanded Properties	60,303	35,631	24,672	69%
Vacant Properties	67,781	221,516	(153,735)	(69%)

Total	$7,094,957	$7,906,956	($811,999)	(10%)

Reimbursement revenues from same store properties decreased due mainly to adjustments in billings related to real estate taxes from reduced taxable assessed values on property taxes in certain jurisdictions and decreases in miscellaneous reimbursements.

Real Estate Taxes	2012	2011	$ Change	% Change

Same Store Properties	$5,364,856	$6,650,683	$(1,285,827)	(19%)
Acquired Properties	111,592	192,680	(81,088)	(42%)
Expanded Properties	27,934	27,156	778	3%
Vacant Properties	246,129	340,868	(94,739)	(28%)

Total	$5,750,511	$7,211,387	($1,460,876)	(20%)

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

Operating Expenses	2012	2011	$ Change	% Change

Same Store Properties	$2,330,743	$2,119,763	$210,980	10%
Acquired Properties	492,091	20,751	471,340	2,271%
Expanded Properties	12,941	14,745	(1,804)	(12%)
Vacant Properties	245,741	268,853	(23,112)	(9%)

Total	$3,081,516	$2,424,112	$657,404	27%

Operating expenses for same store properties increased due mainly to increases in insurance premiums of approximately $100,000, utilities of approximately $22,000 and repairs and maintenance of approximately $55,000.

Depreciation	2012	2011	$ Change	% Change

Same Store Properties	$9,791,197	$9,484,229	$306,968	3%
Acquired Properties	1,024,280	292,816	731,464	250%
Expanded Properties	73,916	71,482	2,434	3%
Vacant Properties	503,597	426,118	77,479	18%

Total	$11,392,990	$10,274,645	$1,118,345	11%

Depreciation from same store properties increased slightly due mainly to capital projects placed in service during the year.

Interest Expense	2012	2011	$ Change	% Change

Same Store Properties	$11,446,327	$12,523,541	$(1,077,214)	(9%)
Acquired Properties	2,426,580	720,792	1,705,788	237%
Expanded Properties	87,439	95,858	(8,419)	(9%)
Vacant Properties	230,952	467,054	(236,102)	(51%)
Debentures and Loans Payable	1,161,201	1,063,661	97,540	9%

Total	$15,352,499	$14,870,906	$481,593	3%

Interest expense for same store properties decreased due mainly to the decrease in the outstanding balances of the mortgages due to principal payments made in fiscal 2012 of $29,703,259.

General and administrative expenses increased $764,275 or 20% during fiscal 2012 as compared to fiscal 2011. The increases related mainly to increases in executive compensation and employee benefits of approximately $530,000, increases of franchise taxes of approximately $21,000 and an increase in professional fees of approximately $50,000. Included in the increase in executive compensation and employee benefits expense for fiscal 2012 was a one-time charge of $210,510 for restricted stock grants awarded to a participant who is of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date.

Interest and dividend income increased $258,347 in fiscal 2012 as compared to fiscal 2011. This is due mainly to an increase in the size of the REIT securities portfolio. The value of the securities portfolio increased from $44,265,059 as of September 30, 2011 to $61,685,173 as of September 30, 2012. The REIT securities portfolio weighted average yield for fiscal 2012 was approximately 7.1% as compared to 7.0% for fiscal 2011.

Gain (loss) on securities transactions, net consisted of the following:

	2012	2011

Gross realized gains	$6,066,971	$5,265,715
Gross realized losses	(22,906)	(27,512)
Total Gain (Loss) on Securities Transactions, net	$6,044,065	$5,238,203

The Company had an accumulated net unrealized gain on its securities portfolio of $5,383,937 as of September 30, 2012.

Discontinued Operations

Discontinued Operations in fiscal 2013, 2012 and 2011 include the operations of the 40,560 square foot building located in Greensboro, NC which was classified as Held for Sale and sold on February 19, 2013 for net sale proceeds of $1,413,891. In addition, Discontinued Operations in fiscal 2012 and 2011 also include the 37,660 square foot building located in Quakertown, PA which was classified as Held for Sale and was sold on October 31, 2011 for net sale proceeds of $2,553,507. The following table summarizes the components of discontinued operations:

	2013	2012	2011

Rental and Reimbursement Revenue	$32,258	$151,719	$383,579
Real Estate Taxes	(28,474)	(27,324)	(82,506)
Operating Expenses	(37,924)	(53,365)	(51,301)
Depreciation & Amortization	(20,094)	(78,080)	(89,237)
Interest Expense	-0-	-0-	(5,717)
Income (Loss) from Operations of Disposed Property	(54,234)	(7,050)	154,818
Gain (Loss) on Sale of Investment Property	345,794	(8,220)	-0-
Income (Loss) from Discontinued Operations	$291,560	$(15,270)	$154,818

The variance of Rental and Reimbursement Revenue from fiscal 2013 to 2012 is because fiscal 2013 only includes four and half months of activity through the date of sale of Greensboro, NC and no activity for the property located in Quakertown, PA. The variance of Gain (Loss) on Sale of Investment Property from fiscal 2013 to 2012 is because fiscal 2013 reflects the gain on sale from the sale of the Greensboro, NC property and fiscal 2012 reflects the loss on sale from the sale of the Quakertown, PA property.

The variance of Rental and Reimbursement Revenue and Real Estate Taxes from fiscal 2012 to 2011 is because fiscal 2012 only includes one month of activity through the date of sale of Quakertown, PA.

Cash flows from discontinued operations for the year ended September 30, 2013, 2012 and 2011 are combined with the cash flows from operations within each of the three categories presented. Cash flows from discontinued operations were as follows:

	2013	2012	2011

Cash flows from Operating Activities	$(29,080)	$65,522	$241,642
Cash flows from Investing Activities	1,413,891	2,553,507	(12,346)
Cash flows from Financing Activities	-0-	(2,581,355)	(316,943)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not entered into any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of September 30, 2013:

Contractual Obligations	Total	One year or less	2-3 years	4-5 years	5 years or more

Mortgage Notes Payable	$250,093,382	$21,583,903	$57,050,541	$73,532,251	$97,926,687
Interest on Mortgage Notes Payable	64,377,425	13,463,777	22,842,170	14,422,978	13,648,500
Loans Payable	22,200,000	-0-	19,282,202	2,917,798	-0-
Interest on Loans Payable	1,637,860	589,534	996,365	51,961	-0-
Purchase of Properties	122,650,000	122,650,000	-0-	-0-	-0-
Expansions of Existing Properties	8,382,000	8,382,000	-0-	-0-	-0-
Retirement Benefits	850,000	50,000	100,000	100,000	600,000
Total	$470,190,667	$166,719,214	$100,271,278	$91,024,988	$112,175,187

Mortgage notes payable represents the principal amounts outstanding by scheduled maturity as of September 30, 2013. Interest is payable on these mortgages at fixed rates ranging from 3.76% to 8.15%, with a weighted average interest rate of 5.63%. The above table does not include $48,789,000 of mortgage loans obtained in connection with the purchases of five properties totaling $73,861,000 during the first quarter of fiscal 2014 at fixed rates ranging between 3.45% to 4.58%. In addition, the above table does not include a commitment the Company has entered into to obtain a 3.95% fixed rate $14,000,000 mortgage loan in connection with a $23,514,000 commitment the Company has entered into to purchase a property.

Loans payable represents a $2,500,000 loan at an annual interest rate of 4.9%, maturing November 29, 2016 with interest only payments through November 2014, a $2,700,000 loan at a variable annual interest rate of prime plus 0.75% with a floor of 4.5%, maturing on March 9, 2017 and the draw on our unsecured line of credit of $17,000,000 as of September 30, 2013, maturing on June 30, 2016 at a variable interest rate of LIBOR plus 175 basis points to 250 basis points, depending on the Company’s leverage ratio. The unsecured line of credit has a one year extension option to June 30, 2017. The interest rate of the $2,700,000 loan was 4.5% as of September 30, 2013 and the interest rate of the $17,000,000 unsecured line of credit as of September 30, 2013 was LIBOR plus 185 basis points, which was 2.03%. The contractual obligation for interest on loans payable amount is determined using an interest rate of 4.9% for the $2,700,000 loan, 4.5% for the $2,500,000 loan and 2.03% on the $17,000,000 unsecured line of credit. During the first quarter of fiscal 2014, the Company drew down an additional $23,000,000 on the unsecured line of credit, which is not reflected in the table above. In addition, the above table does not include the Company’s obligation under its available margin loan, for which no amount was outstanding as of September 30, 2013.

Purchase of property represents the purchase price of eight industrial properties totaling approximately 1,812,000 square feet under contract as of September 30, 2013. Five acquisitions amounting to approximately $73,861,000 and totaling approximately 1,122,000 square feet were completed during the first quarter of fiscal 2014. The Company expects to close on the remaining three properties amounting to approximately $48,789,000 and totaling approximately 690,000 square feet during the remainder of fiscal 2014.

Expansions of existing properties represents the remaining costs expected to be incurred as of September 30, 2013 in connection with building and parking lot expansions located at four properties in Orion, MI; Richfield, OH; Fort Mill, SC and El Paso TX. Total expansion costs are expected to be approximately $22,644,000, of which approximately $14,262,000 has been paid as of September 30, 2013. The above table does not include commitments entered into subsequent to September 30, 2013 in connection with a building and parking lot expansion located at two properties in Cocoa, FL and Tampa, FL. Total expansion costs for commitments entered into subsequent to September 30, 2013 are expected to be approximately $4,400,000. Upon completion, the commitment for all expansions entered into prior to and subsequent to September 30, 2013 will result in additional rentable square feet of approximately 275,000, a new ten year lease extension for each location being expanded, and will result in total increased annual rent of approximately $2,710,000.

Retirement benefits represent the total future amount to be paid, on an undiscounted basis, relating to one executive officer. These benefits are based upon specific employment agreements. The agreements do not require the Company to separately fund the obligation and therefore will be paid from the general assets of the Company. The Company has accrued these benefits on a present value basis over the terms of the employment agreements.

Liquidity and Capital Resources

The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations. The Company’s shareholders’ equity increased from $315,687,139 as of September 30, 2012 to $335,914,971 as of September 30, 2013, principally due to the issuance of 3,243,351 shares of common stock in the amount of $31,119,351 through the DRIP, net income attributable to common shareholders of $12,788,214 and the conversion of $3,500,000 of Debentures that were converted to 382,091 shares of common stock. The increases were partially offset by payments of cash distributions paid to common shareholders of $25,415,875. See further discussion below.

The Company’s ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and its securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the DRIP, proceeds from public offerings and private placements, and access to the capital markets. Purchases of new properties, payments of expenses related to real estate operations, capital improvement programs, debt service, general and administrative expenses, and distribution requirements place demands on the Company’s liquidity.

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

Historically, industrial space demand has been very closely correlated to Gross Domestic Product (GDP) growth. Despite three years of unprecedented monetary stimulus, GDP growth has remained muted. However, national occupancy rates for the industrial property type have been steadily increasing. One major catalyst driving increased demand for the industrial property type has been the ongoing shift from traditional brick and mortar retail shopping, to shopping on-line or “e-commerce”. Additionally, new construction has been limited and low energy costs have resulted in increased domestic manufacturing. The financial position of our tenants, together with the long duration of our leases, should enable the Company to perform well despite the weak economy. As of September 30, 2013, the Company had $12,404,512 in cash and cash equivalents and $45,451,740 in marketable securities subject to loans of $5,200,000. In addition, as of September 30, 2013, the Company also had $23,000,000 available on its unsecured line of credit which was fully drawn down during the first quarter of fiscal 2014. The unsecured line of credit has an accordion feature which may increase the unsecured line of credit by an additional $20,000,000.

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

As of September 30, 2013, the Company owned seventy-six properties of which fifty-seven are subject to mortgages. On June 25, 2013, the Company entered into an agreement that renewed and expanded its unsecured line of credit from $20,000,000 to $40,000,000, with an accordion feature up to $60,000,000, subject to various conditions, as defined in the agreement. The renewed unsecured line of credit is syndicated with two banks led by Capital One, National Association, as joint lead arranger, administrative agent and sole book runner, and includes Bank of Montreal, as joint lead arranger and documentation agent. The renewed unsecured line of credit matures June 30, 2016, has a one-year extension option, and borrowings under the unsecured line of credit bear interest at LIBOR plus 175 basis points to 250 basis points, depending on the company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings under the unsecured line of credit bears interest at LIBOR plus 185 basis points, which was 2.03% as of September 30, 2013. The previous $20,000,000 unsecured line of credit did not have an extension option and borrowings bore interest at LIBOR plus 200 basis points to 250 basis points, depending on the amount drawn down on the unsecured line of credit. As of September 30, 2013, the unsecured line of credit has $17,000,000 outstanding. In addition, as of September 30, 2013, the Company had loans payable of $5,200,000 which consisted of a $2,700,000 loan secured by UMH common stock with The Bank of Princeton and a $2,500,000 loan secured by UMH preferred stock with Two River Community Bank.

The Company also uses margin loans for purchasing securities, for temporarily funding of acquisitions, and for working capital purposes. The interest rate charged on the margin loans is the bank’s margin rate and was 2.0% as of September 30, 2013 and 2012. The margin loans are due on demand and are collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 50%. At September 30, 2013 and 2012, there were no amounts outstanding under the margin loans.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages. During fiscal 2013, the Company made acquisitions of five industrial properties totaling approximately $63,750,000, which were funded through the origination of four mortgages totaling approximately $41,000,000 at fixed rates ranging between 3.76% to 4.45%, with the remainder from available cash on hand and funds available on its unsecured line of credit. During the first quarter of fiscal 2014, the Company made five acquisitions of industrial properties totaling approximately $73,861,000 which were funded through the origination of four mortgages of approximately $43,905,000 and an increase of a pre-existing mortgage of approximately $5,000,000 at fixed interest rates ranging between 3.45% to 4.58% and from funds available on its unsecured line of credit. In addition to the five acquisitions completed during the first quarter of fiscal 2014, the Company has entered into commitments to purchase three industrial properties totaling approximately $48,789,000 and expects to close on these three properties during the remainder of fiscal 2014. In connection with one of the three commitments to purchase industrial properties, the Company has entered into a commitment to obtain a 3.95% fixed rate $14,000,000 mortgage. The Company plans to continue to acquire additional net-leased industrial properties. The Company also intends to expand its properties when requested by the tenants. The funds for these acquisitions and expansions may come from bank borrowings, draws on the unsecured line of credit, proceeds from the DRIP, private placements and additional public offerings of preferred and common stock. To the extent that funds or appropriate properties are not available, fewer acquisitions or expansions will be made.

The Company also invests in debt and equity securities of other REITs as a proxy for real estate when more favorable risk adjusted returns are not available, for liquidity, and for additional income. The Company from time to time may purchase these securities on margin when there is an adequate yield spread. During fiscal 2013, the Company’s securities portfolio decreased $16,233,433, primarily due to the sale of securities with a cost of $26,343,515 and a decrease in the net unrealized gain of $3,394,669 offset by purchases of $13,504,751. The Company recognized gains on sales of securities of $7,133,252 in addition to earning interest and dividend income of $3,885,920 during fiscal 2013. There was no margin loan balance as of September 30, 2013 and 2012, respectively.

Cash flows provided from operating activities were $27,095,310, $26,808,821and $22,126,819 for fiscal years 2013, 2012 and 2011, respectively. The increase in cash flows provided from operating activities from fiscal 2012 to fiscal 2013 and from fiscal 2011 to fiscal 2012 is due to the increased income from acquisitions of properties and expanded operations.

Cash flows used in investing activities were $59,931,043, $80,640,038 and $30,365,918 for fiscal years 2013, 2012 and 2011, respectively. Cash flows used in investing activities in fiscal 2013 decreased as compared to 2012 due mainly to a decrease in purchase of securities in fiscal 2013 as compared to fiscal 2012. Cash flows used in investing activities in fiscal 2012 increased as compared to 2011 due mainly to increased property acquisitions in fiscal 2012 as compared to fiscal 2011.

Cash flows provided from financing activities were $20,589,387, $72,105,267 and $7,801,354 for fiscal years 2013, 2012 and 2011, respectively. Cash flows from financing activities decreased in fiscal 2013 as compared to 2012 and increased in fiscal 2012 as compared to 2011 due mainly to the underwritten public offering of preferred stock with net proceeds of approximately $55,033,000 and the issuance of 2,000,000 shares of common stock in a registered direct placement with net proceeds of $16,189,700 in 2012. In addition, the Company paid cash dividends (net of reinvestments), of $18,634,530, $21,291,674 and $15,880,001 for fiscal 2013, 2012 and 2011, respectively.

As of September 30, 2013, the Company had total assets of $617,240,866 and liabilities of $281,325,895. The Company’s total debt plus Series A and Series B Preferred Stock to market capitalization as of September 30, 2013 and 2012 was approximately 49% and 41%, respectively. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

The Company has a dividend reinvestment plan (DRIP), in which participants can purchase stock from the Company at a price of approximately 95% of market value. Amounts received in connection with the DRIP, (including dividend reinvestments of $6,781,345, $2,425,032 and $5,281,032 for fiscal years ended 2013, 2012 and 2011, respectively), were $31,119,351, $13,094,616 and $19,372,335 for fiscal years ended 2013, 2012 and 2011, respectively. On March 13, 2012, the Company temporarily suspended its DRIP and as of August 2, 2012, the DRIP was reinstated. It is anticipated, although no assurances can be given, that the level of participation in the DRIP in fiscal 2014 will be comparable, if not greater than fiscal 2013.

During 2013, the Company paid total distributions of $25,415,875 or $0.60 per common share. Of the dividends paid, $6,781,345 was reinvested pursuant to the terms of the DRIP. Management anticipates maintaining the annual dividend rate of $0.60 per common share although no assurances can be given since various economic factors can reduce the amount of cash flow available to the Company for common dividends. All decisions with respect to the payment of dividends are made by the Company’s Board of Directors.

In 2013, the Company paid $8,607,032 in preferred stock dividends. The Company is required to pay cumulative dividends on the Series A Preferred Stock in the amount of $1.90625 per share per year, which is equivalent to 7.625% of the $25.00 liquidation value per share. The Company now has a total of 2,139,750 shares of Series A Preferred Stock outstanding representing an aggregate liquidation preference of $53,493,750. On June 7, 2012 and June 21, 2012, the Company issued 2,000,000 and 300,000 shares, respectively, of Series B Preferred Stock at an offering price of $25.00 per share in an underwritten public offering. The Company is required to pay cumulative dividends on the Series B Preferred Stock in the amount of $1.96875 per share per year, which is equivalent to 7.875% of the $25.00 liquidation value per share. As of September 30, 2013, the Company has a total of 2,300,000 shares of Series B Preferred Stock outstanding representing an aggregate liquidation preference of $57,500,000.

During the year ended September 30, 2013, stock options to purchase 156,375 shares of common stock were exercised. Total proceeds received by the Company were $1,301,663. In addition, pursuant to notice given on October 29, 2012, the Company’s subsidiary redeemed its 2013 and 2015 Debentures outstanding on November 30, 2012 for the full principal amount plus accrued interest to November 30, 2012. Between October 1, 2012 and November 30, 2012, $3,500,000 of the Debentures were converted to 382,091 shares of common stock and $5,115,000 of the Debentures were redeemed.

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

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Orion, MI for $988,579 in order to construct a 52,154 square foot expansion of the building and a parking lot. In June 2013, the building expansion was substantially complete for a cost of approximately $3,900,000 resulting in an increase in annual rent effective July 1, 2013 from $1,285,265 to $1,744,853. The parking lot expansion was substantially complete in September 2013 for a cost of approximately $1,500,000 resulting in an increase in annual rent effective October 1, 2013 to $1,927,356 through June 30, 2023.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Richfield, OH for $1,655,166 in order to construct a parking lot and a 51,667 square foot expansion of the building. The parking lot expansion was substantially complete in October 2013 and cost approximately $3,100,000. As a result, effective November 1, 2013, the annual rent increased from $644,640 to $1,124,384. The building expansion is expected to cost approximately $3,700,000 and is expected to be completed by October 1, 2014 at which time the annual rent will increase to $1,489,907 through September 30, 2024.

In June 2013, Phase I of a 64,240 square foot building expansion leased to FedEx Ground Package System, Inc. located in Fort Mill, SC was substantially complete for a cost of approximately $3,574,000 resulting in an increase in annual rent effective August 1, 2013 from $1,023,745 to $1,364,761. Phase II of the expansion, which consists of a parking lot expansion, cost approximately $426,000. Phase II was completed in November 2013, resulting in an increase in annual rent effective November 1, 2013 to $1,414,638 through November 30, 2023.

In September 2013, a 51,765 square foot building expansion leased to FedEx Ground Package System, Inc. located in El Paso, TX was substantially complete for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584 to $1,045,261 through September 30, 2023.

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. This ASU is effective prospectively, for reporting periods beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of its unsecured line of credit, margin loans and long-term debt used to maintain liquidity and fund capital expenditures and acquisitions of the Company’s real estate investment portfolio. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates.

The following table sets forth information as of September 30, 2013, concerning the Company’s long-term debt obligations, including principal payments by scheduled maturity, weighted average interest rates and estimated fair value:

Fiscal Year
ending		Weighted Average
September 30,	Carrying Value	Interest Rate	Fair Value

2014	$2,041,572	5.66%
2015	2,403,192	5.71%
2016	16,552,192	6.35%
2017	50,051,471	6.50%
2018	20,738,705	6.04%
Thereafter	158,306,250	5.22%
Total	$250,093,382	5.63%	$259,303,000

On June 25, 2013, the Company entered into an agreement that renewed and expanded its $20,000,000 unsecured revolving credit, which was set to mature on June 30, 2013. The renewed unsecured line of credit is syndicated with two banks led by Capital One, National Association, as joint lead arranger, administrative agent and sole book runner, and includes Bank of Montreal, as joint lead arranger and documentation agent. The renewed unsecured line of credit has been increased to $40,000,000 with an accordion feature up to $60,000,000, subject to various conditions, as defined in the agreement. The renewed unsecured line of credit matures June 2016, has a one-year extension option, and borrowings bear interest at LIBOR plus 175 basis points to 250 basis points, depending on the company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings bear interest at LIBOR plus 185 basis points which was 2.03% as of September 30, 2013. The previous $20,000,000 unsecured line of credit did not have an extension option and borrowings bore interest at LIBOR plus 200 basis points to 250 basis points, depending on the amount drawn down on the unsecured line of credit. As of September 30, 2013, there was a $17,000,000 outstanding balance under the unsecured line of credit. During the first quarter of fiscal 2014, the Company drew down an additional $23,000,000 on the unsecured line of credit.

On November 29, 2011, the Company closed on a $2,500,000 5-year term loan with Two River Community Bank at an annual interest rate of 4.9%. The loan has interest only payments through November 2014 and is secured by the 200,000 shares of UMH 8.25% Series A preferred stock. The net proceeds were used to pay down the Company’s margin line.

On March 9, 2012, the Company closed on a $2,700,000 loan with The Bank of Princeton which matures on March 9, 2017. Interest is at a variable rate of prime plus 0.75% with a floor of 4.5%. The interest rate at September 30, 2013 was 4.5%. The loan is secured by 615,065 shares of UMH common stock. The net proceeds were used to pay down the Company’s margin line.

The Company obtains margin loans secured by its marketable securities. There was no balance outstanding on the margin loan as of September 30, 2013. The interest rate on the margin account is the bank’s margin rate and was 2.0% as of September 30, 2013 and 2012. In general, the Company may borrow up to 50% of the value of the marketable securities. The value of the marketable securities was $45,451,740 as of September 30, 2013.

The Company also invests in both debt and equity securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions. All securities are classified as available for sale and are carried at fair value.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Part IV, Item 15 (a) (1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2013	12/31/12	3/31/13	6/30/13	9/30/13

Rental and Reimbursement Revenue	$12,827,490	$13,306,209	$14,054,264	$14,419,123
Lease Termination Income	690,730	-0-	-0-	-0-
Total Expenses	6,984,984	6,775,721	7,846,010	8,002,521
Other Income (Expense)	(822,633)	812,939	(2,022,810)	(2,552,390)
Income from Continuing Operations	5,710,603	7,343,427	4,185,444	3,864,212
Income from Discontinued Operations (1)	(4,026)	300,484	(4,898)	-0-
Net Income	5,706,577	7,643,911	4,180,546	3,864,212
Net Income Attributable to Common Shareholders	3,554,819	5,492,153	2,028,788	1,712,454
Net Income Attributable to Common Shareholders per share	$0.09	$0.13	$0.05	$0.03

FISCAL 2012	12/31/11	3/31/12	6/30/12	9/30/12

Rental and Reimbursement Revenue	$12,237,466	$12,567,803	$12,543,727	$13,019,935
Lease Termination Income	-0-	3,222,283	-0-	-0-
Total Expenses	6,563,916	6,692,437	7,715,634	7,338,733
Other Income (Expense)	(355,996)	(793,375)	(2,591,175)	(2,840,183)
Income from Continuing Operations	5,317,554	8,304,274	2,236,918	2,841,019
Income from Discontinued Operations (1)	48,469	(44,242)	(3,657)	(15,840)
Net Income	5,366,023	8,260,032	2,233,261	2,825,179
Net Income Attributable to Common Shareholders	4,346,219	7,240,227	911,581	673,342
Net Income Attributable to Common Shareholders per share	$0.11	$0.18	$0.02	$0.02

(1) During fiscal years 2013 and 2012, the Company designated the Greensboro, NC property as held for sale and during fiscal year 2012 the Company designated the Quakertown, PA property as held for sale.

Certain amounts in the Selected Quarterly Financial Data for the prior quarters have been reclassified to conform to the financial statement presentation for the current year.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended September 30, 2013 and 2012.

ITEM 9A- CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2013.

(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management assessed the Company’s internal control over financial reporting as of September 30, 2013. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013.

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

(c) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited Monmouth Real Estate Investment Corporation’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal ControlIntegrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO 1992 criteria”). Monmouth Real Estate Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monmouth Real Estate Investment Corporation maintained in all material respects, effective internal control over financial reporting as of September 30, 2013 based on the COSO 1992 criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Monmouth Real Estate Investment Corporation as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years then ended and our report dated December 10, 2013 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies

A Division of O’Connor Davies, LLP

New York, New York

December 10, 2013

(d) Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting during the Company’s fourth fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the Directors and Executive Officers of the Company as of September 30, 2013:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Anna T. Chew	55	Treasurer (2010 to present) and Director. Interim Chief Financial Officer (March 30, 2012 to July 2, 2012). Chief Financial Officer (1991 to 2010). Certified Public Accountant. Vice President and Chief Financial Officer (1995 to present), Director (1994 to present) of UMH Properties, Inc., an affiliated company. Ms. Chew’s extensive public accounting, finance and real estate industry experience are primary, among other reasons, why Ms. Chew serves on our Board.	2007	I
Daniel D. Cronheim	59

Director. Attorney at Law (1979 to present). Certified Property Manager (2010 to present). President (2000 to present) of David Cronheim Mortgage Company. Executive Vice President (1997 to present) of Cronheim Management Services, Inc. Executive Vice President (1989 to present) and General Counsel (1983 to present) of David Cronheim Company. Director, Chairman of Compensation Committee and Audit Committee (2000 to present) of Hilltop Community Bank. Mr. Cronheim’s extensive experience in real estate management and the mortgage industry are primary, among the reasons, why he serves on our Board.

			1989	I
Catherine B. Elflein	52	Independent Director. Certified Public Accountant. Senior Director – Risk Management (2006 to present) at Celgene Corporation; Controller of Captive Insurance Companies (2004 to 2006) and Director – Treasury Operations (1998 to 2004) at Celanese Corporation. Ms. Elflein’s extensive experience in accounting, finance and risk management are primary, among other reasons, why Ms. Elflein serves on our Board.	2007	III
Brian H. Haimm	44	Independent Director. Chief Financial Officer and Chief Operating Officer (2006 to present) of Ascend Capital, a private equity firm. Mr. Haimm’s extensive experience in accounting, finance and the real estate industry are the primary, among other reasons, why Mr. Haimm serves on our Board.	2013	II
52

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Neal Herstik	54	Independent Director. Attorney at Law, Gross, Truss & Herstik, PC (1997 to present). Co-founder and former President, Manalapan-Englishtown Education Foundation, Inc., a non-profit corporation (1995 to 2001). Mr. Herstik’s extensive legal experience and experience in the real estate industry are primary, among other reasons, why Mr. Herstik serves on our Board.	2004	II
Matthew I. Hirsch	54	Independent Director. Attorney at Law (1985 to present); Adjunct Professor of Law, Widener University School of Law (1993 to present). Mr. Hirsch’s extensive legal experience and experience in the real estate industry are primary, among other reasons, why Mr. Hirsch serves on our Board.	2000	II
Eugene W. Landy	79	Chairman of the Board (1968 to present), President and Chief Executive Officer (1968 to April 2013) and Director. Attorney at Law. Chairman of the Board (1995 to present), Director (1969 to present) and President (1969 to 1995) of UMH Properties, Inc., an affiliated company. As our Chairman and Founder, Mr. Landy brings unparalleled experience in real estate investing to our Board.	1968	III
Michael P. Landy	51

President and Chief Executive Officer (April 2013 to present, Chairman of the Executive Committee (2010 to present) and Director. Chief Operating Officer (2011 to April 2013), Executive Vice President (2009 to 2010), Executive Vice President-Investments (2006 to 2009), and Vice President-Investments (2001 to 2006). Director (2011 to present), Executive Vice President (2010 to 2012) and Vice President-Investments (2001 to 2010) of UMH Properties, Inc., an affiliated company. Mr. Landy’s role as our President, Chief Executive Officer, Chief Operating Officer and extensive experience in real estate finance, investment, capital markets, and operations management are primary, among other reasons, why Mr. Landy serves on our Board.

			2007	III
Samuel A. Landy	53	Director. Attorney at Law (1985 to present); President (1995 to present), Vice President (1991 to 1995) and Director (1992 to present) of UMH Properties, Inc., an affiliated company. Mr. Landy’s extensive experience in real estate investing and REIT leadership are primary, among other reasons, why Mr. Landy serves on our Board.	1989	III
53

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Kevin S. Miller	44

Chief Financial Officer (July 2012 to present), Chief Accounting Officer and Member of the Executive Committee (May 2012 to present); Certified Public Accountant. Assistant Controller and Assistant Vice-President (2005 to May 2012) of Forest City Ratner Companies, a wholly-owned subsidiary of a publicly-held company, Forest City Enterprises, Inc. Audit Manager (1993 to 2005) of PKF, Certified Public Accountants, A Professional Corporation.

			N/A	N/A
Allison Nagelberg	48

General Counsel (2000 to present) and Member of the Executive Committee (2010 to present). Attorney at Law (1989 to present). General Counsel (2000 to present) of UMH Properties, Inc., an affiliated company.

			N/A	N/A
Scott Robinson	43	Lead Independent Director. Managing Partner, Cadence Capital Group, LLC (2008 to present); Director, The REIT Center at New York University (2008 to present); Vice President Citi Markets and Banking (2006 to 2008) at Citigroup; Senior REIT and CMBS analyst at Standard & Poor’s, (1998 to 2006). Mr. Robinson’s extensive experience in real estate finance and investment are primary among other reasons why Mr. Robinson serves on our Board.	2005	I
Stephen B. Wolgin	59

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

			2003	II

(1)	Class II, III, and I Directors have terms expiring in years 2014, 2015 and 2016, respectively.

Family Relationships

There are no family relationships between any of the directors or executive officers, with the exception of Samuel A. Landy and Michael P. Landy who are the sons of Eugene W. Landy, the Chairman of the Board, Founder, and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The members of the audit committee are Stephen B. Wolgin (Chairman), Catherine B. Elflein, Brian H. Haimm, Matthew I. Hirsch and Scott Robinson. The Company’s

Board has determined that Stephen B. Wolgin, Catherine B. Elflein and Brian H. Haimm are audit committee financial experts and that all members of the audit committee are independent as required by the listing standards of the New York Stock Exchange. The audit committee operates under the Audit Committee Charter which can be found at the Company’s website at www.mreic.com. The charter is reviewed annually for adequacy.

Section 16(a) Beneficial Ownership Reporting Compliance

There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics applicable to its Chief Executive Officer and Chief Financial Officer, as well as the Company’s other officers, directors and employees (the “Code of Ethics”). The Code of Ethics can be found at the Company’s website at www.mreic.com. In addition, the Code of Ethics was filed with the Securities and Exchange Commission on December 14, 2004 with the Company’s September 30, 2004 Form 10-K. The Code of Ethics is also available in print to any person without charge who requests a copy by writing or telephoning us at the following address and telephone number: Monmouth Real Estate Investment Corporation, Attention: Stockholder Relations, 3499 Route 9 North, Suite 3-C, Juniper Business Plaza, Freehold, New Jersey 07728, (732) 577-9996. The Company will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding a waiver from any provision of the Code of Ethics for principal officers or directors by disclosing the nature of such amendment of waiver on our website.

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

Throughout this report, the individuals who served as the Company’s Chairman of the Board and the President and Chief Executive Officer and other members of the Executive Committee during fiscal 2013 included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the named executive officers.

Compensation Philosophy and Objectives

The Compensation Committee believes that a well-designed compensation program should align the goals of the shareholders with the goals of the President and Chief Executive Officer, and that a significant part of the executives’ compensation, over the long term, should be dependent upon the value created for shareholders. In addition, all executives should be held accountable through their compensation for the performance of the Company, and compensation levels should also reflect the executives’ individual performance in an effort to encourage increased individual contributions to the Company's performance. The compensation philosophy, as reflected in the Company's employment agreements with its executives, is designed to motivate executives to focus on operating results and create long-term shareholder value by:

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

The Compensation Committee believes that each of the above factors is important when determining compensation levels for named executive officers. The Committee reviews and approves the employment contracts for the Chairman of the Board and the President and Chief Executive Officer, and other named executive officers, including performance goals and objectives. The Committee annually evaluates performance of the executive officers in light of those goals and objectives. The Committee considers the Company's performance, relative shareholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to the named executive officers in prior years. The Company uses the annual Compensation Survey published by NAREIT as a guide to setting compensation levels. Participant company data is not presented in a manner that specifically identifies any named individual or company. This survey details compensation by position type with statistical salary and bonus information for each position. The Compensation Committee compares the Company’s salary and bonus amounts to the ranges presented for reasonableness. To that end, the Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to those executives who meet or exceed established goals.

Role of Executive Officers in Compensation Decisions

The Committee makes all final compensation decisions for the Company's named executive officers. The Chairman of the Board and the President and Chief Executive Officer review the performance of the other named executive officers and then present their conclusions and recommendations to the Committee with respect to base salary adjustments and annual cash bonus and stock option awards. The Committee exercises its own discretion in modifying any recommended adjustments or awards, but does consider the recommendations from management who work closely with the other named executive officers.

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

Bonuses

In addition to the provisions for base salaries under the terms of our employment agreements, the Chairman of the Board, and effective October 1, 2013, the President and Chief Executive Officer, are entitled to receive annual cash bonuses for each year during the terms of each respective agreement. These bonuses are based on the achievement of certain performance goals set by the Compensation Committee as described below.

For the Chairman of the Board:

Growth in market cap	7.5%	12.5%	20%
Bonus	$20,000	$45,000	$90,000

Growth in FFO/share	7.5%	12.5%	20%
Bonus	$20,000	$45,000	$90,000

Growth in dividend/share	5%	10%	15%
Bonus	$30,000	$60,000	$120,000

Total Bonus Potential	$70,000	$150,000	$300,000

Effective October 1, 2013, for the President and Chief Executive Officer:

Growth in market cap	10%	15%	20%
Bonus	$20,000	$40,000	$60,000

Growth in AFFO/share	15%	20%	25%
Bonus (1)	$20,000	$45,000	$90,000

Growth in dividend/share	5%	10%	15%
Bonus	$30,000	$60,000	$120,000

Total Bonus Potential	$70,000	$145,000	$270,000

(1)	Provided that FFO is in excess of the dividend

In addition to its determination of the executives’ individual performance levels for 2013, the Committee also compared the executives’ total compensation for 2013 to that of similarly-situated personnel in the REIT industry using the NAREIT Compensation Survey described above.

Bonuses awarded to the other named executive officers are recommended by the Chairman of the Board and the President and Chief Executive Officer and are approved by the Compensation Committee. The Chairman of the Board, the President and Chief Executive Officer and the Compensation Committee believe that short-term rewards in the form of cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and performance of the Company and the performance of the individual, which may include comparing such individual’s performance to the preceding year, reviewing the breadth and nature of the senior executives’ responsibilities and valuing special contributions by each such individual. In evaluating performance of the Company annually, the Compensation Committee considers a variety of factors, including, among others, Funds From Operations (FFO), Adjusted Funds From Operations (AFFO), net income, growth in asset size, amount of space under lease and total return to shareholders. The Company considers FFO to be an important measure of an equity REIT’s operating performance and has adopted the definition suggested by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO to mean net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus real estate related depreciation and amortization. The Company defines AFFO as FFO plus acquisition costs less recurring capital expenditures and excluding the following: gains or losses on securities transactions, stock compensation expense, amortization of financing and leasing costs, and straight line rent adjustments. The Company considers FFO and AFFO to be meaningful additional measures of operating performance, primarily because they exclude the assumption that the value of its real estate assets diminishes predictably over time and because industry analysts have accepted these as performance measures.

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

Stock Options and Restricted Stock

The employment agreement for the Chairman of the Board states that he will receive stock options to purchase 65,000 shares annually. For the other senior executives, the Chairman of the Board and the President and Chief Executive Officer make a recommendation to the Compensation Committee of specific stock option or restricted stock grants. In making its decisions, the Compensation Committee does not use an established formula or focus on a specific performance target. The Compensation Committee recognizes that often outside forces beyond the control of management, such as economic conditions, changing leasing and real estate markets and other factors, may contribute to less favorable near term results even when sound strategic decisions have been made by the senior executives to position the Company for longer term profitability. Thus, the Compensation Committee also attempts to identify whether the senior executives are exercising the kind of judgment and making the types of decisions that will lead to future growth and enhanced asset value, even if the same are difficult to measure on a current basis. For example, in determining appropriate stock option and restricted stock awards, the Compensation Committee considers, among other matters, whether the senior executives have executed strategies that will provide adequate funding or appropriate borrowing capacity for future growth, whether acquisition and leasing strategies have been developed to ensure a future stream of reliable and increasing revenues for the Company, whether the selection of properties, tenants and tenant mix evidence appropriate risk management, including risks associated with real estate markets and tenant credit, and whether the administration of staff size and compensation appropriately balances the current and projected operating requirements of the Company with the need to effectively control overhead costs.

In fiscal 2013, the Compensation Committee received the recommendations from the Chairman of the Board and the President and Chief Executive Officer for the amount of restricted stock and cash bonuses to be awarded. The factors that were considered in awarding the restricted stock and cash bonuses included the following progress that was made by the Company due to the efforts of management:

•	Located and acquired five industrial properties as per its investment strategy without placing undue burden on liquidity
•	Entered into commitments to acquire eight industrial properties in fiscal 2014
58

•	Raised approximately $31.1 million through the DRIP
•	Renewed and expanded the unsecured line of credit on favorable terms
•	Renewed 93% of expiring leases expiring in fiscal 2013 on favorable terms
•	Continued its conservative approach to management of the properties and maintained its cash distributions to shareholders
•	Managed general and administrative costs to an appropriate level
•	Refinanced debt at lower interest rates

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

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive, spouse and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental disability insurance, at the Company's cost, as agreed to by the Company and the named executive officer. Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended September 30, 2013, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

Payments upon Termination or Change in Control

In addition, the named executive officers’ employment agreements each contain provisions relating to change in control events and severance upon termination for events other than for cause or good reason (as defined under the terms of the employment agreements). These change in control and severance terms are designed to promote stability and continuity of senior management. Information regarding these provisions is included in “Employment Agreements” provided below in Item 11 of this report. There are no other agreements or arrangements governing change in control payments.

Evaluation

Mr. Eugene Landy is employed under an Amended Employment Agreement with the Company. In July 2010, based on the Compensation Committees’ evaluation of his performance, his base compensation under his amended contract was increased from $225,000 to $275,000 per year.

In evaluating Mr. Eugene Landy’s leadership performance, during 2010, the Committee awarded Mr. Eugene Landy an Outstanding Leadership Achievement Award (the Award) in the amount of $300,000 per year for the three fiscal years ended September 30, 2010, 2011 and 2012. This Award was to recognize Mr. Eugene Landy’s exceptional leadership as President and Chief Executive Officer for over 40 years.

In evaluating Mr. Eugene Landy’s eligibility for an annual bonus, the Committee used the bonus schedule included in Mr. Eugene Landy’s amended contract as a guide.

Mr. Michael Landy was appointed the Company’s President and Chief Executive Officer on April 9th, 2013. In September 2013, based on his recent promotion, as well as the compensation committees’ evaluation of his performance, his base compensation under his new employment agreement (dated September 23, 2013) was increased from $330,750 to $500,000 per year, effective October 1, 2013.

The Committee has also approved the recommendations of the Chairman of the Board and the President and Chief Executive Officer concerning the other named executive officers’ annual salaries, bonuses, restricted stock grants and fringe benefits.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

Stephen B. Wolgin

Matthew I. Hirsch

Summary Compensation Table

The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 2013, 2012, and 2011 to the named executive officers. There were no other executive officers whose aggregate compensation allocated to the Company for fiscal 2013 exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards (4)	Option Awards ($) (5)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene W. Landy	2013	$275,000	$-0-	$-0-	$39,991	$59,838 (1)	$36,750 (2)	$411,579
Chairman of the Board	2012	275,000	390,000	210,510	31,850	59,109 (1)	27,250 (2)	993,719
	2011	275,000	320,000	157,197	39,650	54,608 (1)	42,500 (2)	888,955

Michael P. Landy	2013	$326,813	$67,500	$-0-	$-0-	$-0-	$48,350 (3)	$442,663
President and Chief Executive	2012	307,527	266,449	126,560	-0-	-0-	39,066 (3)	739,602
Officer	2011	263,858	61,544	94,490	-0-	-0-	36,630 (3)	456,522

Kevin S. Miller (6)	2013	$215,000	$67,500	$98,700	$-0-	$-0-	$1,260	$382,460
Chief Financial and	2012	76,923	-0-	-0-	-0-	-0-	-0-	$76,923
Accounting Officer

Allison Nagelberg (7)	2013	$181,563	$50,000	-0-	$-0-	-0-	-0-	$231,563
General Counsel	2012	116,016	35,000	87,400	-0-	-0-	-0-	238,416
	2011	44,532	20,000	65,284	-0-	-0-	-0-	129,816

Notes:

(1)	Accrual for pension and other benefits of $59,838, $59,109 and $54,608 for 2013, 2012 and 2011, respectively, in accordance with Mr. Landy’s employment contract.
(2)	Represents Director’s fees of $36,750, $27,250 and $25,000 for 2013, 2012 and 2011, respectively, paid to Mr. Landy; and legal fees paid to the firm of Eugene W. Landy of $-0-, $-0- and $17,500 for 2013, 2012 and 2011, respectively.
(3)	Represents Director’s fees of $36,750, $27,250 and $25,000 in 2013, 2012 and 2011, respectively, and fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer and reimbursement of a disability policy. Prior to July 1 2012, approximately 25% for fiscal 2012 and 30% for fiscal 2011 of this employee’s salary compensation cost was allocated to and reimbursed by UMH, pursuant to a cost sharing agreement between the Company and UMH. As of July 1, 2012, 100% of salary compensation has been allocated to the Company.
(4)	The values were established based on the number of shares granted as follows, for fiscal 2013, 7/5/13 - $9.87; for fiscal 2012, 9/14/12 - $11.56 and 9/6/12 - $11.50 and for fiscal 2011, 7/5/11 - $8.59.
(5)	The fair value of the stock option grant was based on the Black-Scholes valuation model. See Note 10 to the Consolidated Financial Statements for assumptions used in the model. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.
(6)	Kevin S. Miller’s employment with the company commenced in May 2012.
(7)	Allison Nagelberg, the Company’s General Counsel, is an employee of UMH. Her compensation disclosure can be found in the filings of UMH. During 2013, 2012 and 2011, approximately 70%, 50% and 25%, respectively, of her salary compensation cost was allocated to and reimbursed by the Company for her services, pursuant to a cost sharing arrangement between the Company and UMH.
61

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

Grants of Plan-Based Awards

Options to purchase 65,000 shares were granted in 2013 and options to purchase 156,375 shares were exercised during 2013. During fiscal 2013, 10,000 shares of restricted common stock were granted at a grant date fair value of $9.87 per share. As of September 30, 2013, the number of shares remaining for future grant of stock options or restricted stock is 744,646.

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

All restricted stock awards granted during fiscal year 2013 vest over five years. The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of restricted stock and individual grants of stock options made during the year ended September 30, 2013:

Name	Grant Date	Number of Shares of Restricted Stock	Number of Shares UnderlyingOptions	Exercise Price of Option Award or Fair Value Per Share at Grant Date of Restricted Stock Award	Grant Date Fair Value
Eugene W. Landy	01/03/13	-0-	65,000 (1)	$10.46	$39,991 (2)
Kevin S. Miller	07/05/13	10,000	-0-	9.87	98,700
Michael P. Landy	-	-0-	-0-	-0-	-0-
Allison Nagelberg	-	-0-	-0-	-0-	-0-

(1)	These options expire 8 years from grant date.
(2)	This value was established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model: expected volatility of 18.84%; risk-free interest rate of 1.18%; dividend yield of 5.74%; expected life of options of 8 years; and -0- estimated forfeitures. The fair value per share granted was $0.62. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.
62

Option Exercises and Stock Vested

The following table sets forth summary information concerning option exercises and vesting of restricted stock awards for each of the named executive officers during the year ended September 30, 2013:

Fiscal Year Ended September 30, 2013
	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($)
Eugene W. Landy	65,000	$130,000	12,208	$116,488(2)
Michael P. Landy	34,825	78,067	6,651	63,274(3)
Allison Nagelberg	-0-	-0-	4,656	44,334(4)
Kevin S. Miller	-0-	-0-	-0-	-0-

(1)	Value realized based on the difference between the closing price of the shares on the New York Stock Exchange (NYSE) as of the date of exercise less the exercise price of the stock option.
(2)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 4,144 shares vesting on 7/5/13 at $9.87 per share, 4,236 shares vesting on 8/2/13 at $9.80 per share, 3,620 shares vesting on 9/6/13 at $8.91 per share and 208 shares vesting on 9/14/13 at $8.75 per share.
(3)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 2,491 shares vesting on 7/5/13 at $9.87 per share, 1,860 shares vesting on 8/2/13 at $9.80 per share, 2,092 shares vesting on 9/6/13 at $8.91 per share and 208 shares vesting on 9/14/13 at $8.75 per share.
(4)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 1,720 shares vesting on 7/5/13 at $9.87 per share, 1,346 shares vesting on 8/2/13 at $9.80 per share and 1,590 shares vesting on 9/6/13 at $8.91 per share.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options and restricted stock outstanding at September 30, 2013:

Fiscal Year Ended September 30, 2013
	Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option exercise price ($)	Option expiration date	Number of Shares That Have Not Vested	Market Value Of Shares that Have Not Vested (2)
Eugene W. Landy					36,950 (3)	$335,137
	-0-	65,000 (1)	$10.46	01/03/21
	65,000	-0-	9.33	01/03/20
	65,000	-0-	8.72	01/03/19
	65,000	-0-	7.22	01/05/18
	65,000	-0-	7.25	10/20/16
	65,000	-0-	8.22	12/12/15
	16,375	-0-	8.05	01/22/15
	65,000	-0-	8.15	08/02/14

Michael P. Landy					20,815 (4)	$188,792
	25,000	-0-	$7.25	10/20/16
	25,000	-0-	7.80	03/10/16
	9,825	-0-	8.05	01/22/15
	25,000	-0-	8.04	09/12/14

Allison Nagelberg	-0-	-0-	-0-	-	14,507 (5)	$131,578

Kevin S. Miller	-0-	-0-	-0-	-	10,180 (6)	$92,333
63

(1)	These options will become exercisable on January 3, 2014.
(2)	Based on the closing price of our common stock on September 30, 2013 of $9.07. Restricted stock awards vest over 5 years.
(3)	8,624 shares vest 1/2 on August 2nd over the next 2 years, 12,664 shares vest 1/3rd on July 5th over the next 3 years, 14,809 shares vest 1/4th on September 6th over the next 4 years and 853 shares vest 1/4th on September 14th over the next 4 years.
(4)	3,788 shares vest 1/2 on August 2nd over the next 2 years, 7,613 shares vest 1/3rd on July 5th over the next 3 years, 8,561 shares vest 1/4th on September 6th over the next 4 years and 853 shares vest 1/4th on September 14th over the next 4 years.
(5)	2,743 shares vest 1/2 on August 2nd over the next 2 years, 5,259 shares vest 1/3rd on July 5th over the next 3 years, and 6,505 shares vest 1/4th on September 6th over the next 4 years.
(6)	10,180 shares vest 1/5th on July 5th over the next 5 years.

Employment Agreements

Eugene W. Landy, the Company’s Chairman of the Board, executed an Employment Agreement on December 9, 1994, which was amended on June 26, 1997 (the “First Amendment”), on November 5, 2003 (the “Second Amendment”), on April 1, 2008 (the “Third Amendment”), on July 1, 2010 (the “Fourth Amendment”), and on April 25, 2013 (the “Fifth Amendment”) – collectively, the “Amended Employment Agreement”. Pursuant to the Amended Employment Agreement, Mr. Eugene Landy’s base salary is $275,000 per year. He is entitled to receive pension payments of $50,000 per year through 2020; in fiscal 2013, the Company accrued $59,838 in additional compensation expense related to the pension benefits. Mr. Eugene Landy was awarded an Outstanding Leadership Achievement Award in the amount of $300,000 per year for three years for a total of $900,000, which has been fully paid to him. Mr. Eugene Landy’s incentive bonus schedule is detailed in the Fourth Amendment and is based on progress toward achieving certain target levels of growth in market capitalization, funds from operations and dividends per share. Pursuant to the Amended Employment Agreement, Mr. Eugene Landy will receive each year an option to purchase 65,000 shares of the Company common stock. Mr. Eugene Landy is entitled to five weeks paid vacation, and he is entitled to participate in the Company’s employee benefits plans.

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

Effective January 1, 2009, the Company and Michael P. Landy, Chairman of the Executive Committee and Executive Vice President, entered into a three-year employment agreement, under which Mr. Michael Landy receives an annual base salary of $190,575 for calendar year 2009 with increases of 5% for each of calendar years 2010 and 2011, plus bonuses and customary fringe benefits. The employment agreement renews for successive one-

year terms, unless either party gives written notice of termination to the other party. On January 13, 2011, Mr. Michael Landy was appointed Chief Operating Officer and continued as Chairman of the Company’s Executive Committee. Effective January 19, 2011, Mr. Michael Landy’s employment contract with the Company was amended to increase his base salary for calendar year 2011 to $285,109 annually. Effective January 1, 2012, the Company and Michael P. Landy entered into a three-year employment agreement, under which Mr. Landy receives an annual base salary of $315,000 for calendar year 2012 with increases of 5% for each of calendar years 2013 and 2014, plus bonuses and customary fringe benefits. This contract automatically renews for successive one-year terms in accordance with the terms of the agreement. Effective April 9, 2013, Michael P. Landy was appointed President and Chief Executive Officer. Effective October 1, 2013, the Company and Michael P. Landy entered into a three-year employment agreement, under which Mr. Landy receives an annual base salary of $500,000 for fiscal year 2014 with increases of 5% for each of fiscal years 2015 and 2016, plus bonuses and customary fringe benefits. Mr. Landy’s incentive bonus schedule is based on progress toward achieving certain target levels of growth in market capitalization, funds from operations and dividends per share. Mr. Landy will also receive four weeks vacation. The Company will reimburse Mr. Landy for the cost of a disability insurance policy such that, in the event of Mr. Landy’s disability for a period of more than 90 days, Mr. Landy will receive benefits up to 60% of his then-current salary. In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Landy may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement. If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Landy shall be entitled to the greater of the base salary due under the remaining term of the agreement or two years’ compensation at the date of termination, paid monthly over the remaining term or life of the agreement. Approximately 25% of Mr. Landy’s compensation was allocated to UMH pursuant to a cost sharing agreement between the Company and UMH. Effective July 1, 2012, 100% of Mr. Landy’s compensation has been allocated to the Company.

Effective January 1, 2013, the Company and Kevin S. Miller entered into a three-year employment agreement, under which Mr. Miller receives an annual base salary of $220,000 for calendar year 2013 with increases of 5% for each of calendar years 2014 and 2015, plus bonuses and customary fringe benefits. Mr. Miller will also receive four weeks vacation. The Company will reimburse Mr. Miller for the cost of a disability insurance policy such that, in the event of Mr. Miller’s disability for a period of more than 90 days, Mr. Miller will receive benefits up to 60% of his then-current salary. In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Miller will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Miller may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement. If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Miller shall be entitled to one year’s base salary at the date of termination, paid monthly over the remaining term or life of the agreement.

Potential Payments upon Termination of Employment or Change-in-Control

Under the employment agreements with our President and Chief Executive Officer and the other named executive officers listed below, our President and Chief Executive Officer and such other named executive officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control). These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur.  The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at September 30, 2013.

	Voluntary Resignation on 9/30/13	Termination Not for Cause Or Good Reason Resignation on 9/30/13	Termination For Cause on 9/30/13 (1)	Termination Not for Cause or Good Reason Resignation (After a Change-in-Control) on 9/30/13	Disability/ Death on 9/30/13
Eugene W. Landy	$520,736 (2)	$520,736 (2)	$5,288	$3,020,736 (3)	$845,736 (4)
Michael P. Landy	1,576,250 (5)	1,576,250 (5)	9,615	1,576,250 (5)	1,576,250 (5)
Kevin S. Miller	228,250(6)	228,250(6)	4,231	228,250(6)	228,250(6)
Allison Nagelberg (7)	-0-	-0-	-0-	-0-	-0-

(1)	Consists of accrued vacation time.
(2)	Consists of severance payments of $500,000, payable $100,000 per year for 5 years plus the estimated cost of continuation of benefits for one year following termination and accrued vacation.
(3)	Mr. Eugene W. Landy shall receive a lump-sum payment of $2,500,000 in the event of a change in control, provided that the sale price of the Company is at least $10 per share of common stock. In addition, if Mr. Eugene W. Landy’s employment agreement is terminated, he receives severance payments of $500,000, continuation of benefits for one year following termination and accrued vacation.
(4)	In the event of a disability, as defined in the agreement, Mr. Eugene W. Landy shall receive disability payments equal to his base salary for a period of three years, continuation of benefits for one year following termination and accrued vacation. He has a death benefit of $500,000 payable to Mr. Eugene W. Landy’s beneficiary.
(5)	Payments are calculated based on Mr. Michael P. Landy’s contract which became effective October 1, 2013.
(6)	Payments are calculated based on one year salary from October 1, 2013 through September 30, 2014.
(7)	Allison Nagelberg is an employee of UMH and is subject to an employment contract with UMH and amounts potentially payable are not included herein.

The Company retains the discretion to compensate any officer upon any future termination of employment or a change-in-control.

Director Compensation

Effective July 1, 2010, Directors received a fee of $2,250 for each Board meeting attended, $500 for each Board phone meeting attended, and an additional fixed annual fee of $15,000 payable quarterly. Directors appointed to board committees, which are the Nominating Committee, Compensation Committee and Audit Committee, received $500 for each committee meeting attended.

Effective September 1, 2012, Directors received a fee of $3,125 for each Board meeting attended, $500 for each Board phone meeting attended, and an additional fixed annual fee of $22,500 payable quarterly. Directors appointed to board committees received $1,000 for each committee meeting attended.

Effective September 1, 2013, Directors receive a fee of $4,000 for each Board meeting attended, $500 for each Board phone meeting attended, and an additional fixed annual fee of $26,000 payable quarterly. Directors appointed to board committees receive $1,200 for each committee meeting attended.

The table below sets forth a summary of director compensation for the fiscal year ended September 30, 2013:

				Total Fees
	Annual Board	Meeting	Committee	Earned or Paid
	Cash Retainer	Fees	Fees	in Cash
Director	($)	($)	($)	($)
Anna T. Chew (6)	23,375	13,375	-0-	$36,750
Daniel D. Cronheim (6)	23,375	13,375	-0-	$36,750
Catherine B. Elflein (3)(6)	23,375	13,375	4,700	$41,450
Brian Haimm (3)(6)(7)	12,125	7,125	2,200	$21,450
Neal Herstik (5)(6)	23,375	13,375	1,500	$38,250
Matthew I. Hirsch (2)(3)(4)(5)(6)	23,375	13,375	8,400	$45,150
Charles Kaempffer (1)(6)	23,375	13,375	4,200	$40,950
Eugene W. Landy (6)	23,375	13,375	-0-	$36,750
Michael P. Landy (6)	23,375	13,375	-0-	$36,750
Samuel A. Landy (6)	23,375	13,375	-0-	$36,750
Scott L. Robinson (3)(6)(9)	23,375	13,375	4,700	$41,450
Eugene Rothenberg (1)(6)(8)	23,375	13,375	-0-	$36,750
Stephen B. Wolgin (2)(3)(4)(5)(6)	23,375	13,375	8,400	$45,150
Total	$292,625	$167,625	$34,100	$494,350

1)	Emeritus directors are retired directors who have a standing invitation to attend Board of Director meetings but are not entitled to vote on board resolutions. However, they receive directors’ fees for participation in the board meetings.
2)	These directors acted as lead directors when attending the Company’s Executive Committee meetings.
3)	The Audit Committee for 2013 consists of Mr. Haimm, Mr. Hirsch, Mr. Wolgin, Mr. Robinson and Ms. Elflein. The board had determined that Mr. Wolgin, Mr. Haimm and Ms. Elflein are considered “audit committee financial experts” within the meaning of the rules of the SEC and are “financially sophisticated” within the meaning of the listing requirements of the New York Stock Exchange.
4)	Mr. Hirsch and Mr. Wolgin are members of the Compensation Committee.
5)	Mr. Herstik, Mr. Hirsch, and Mr. Wolgin are members of the Nominating Committee.
6)	Effective 4th quarter Board meeting directors’ fees increased to: Board retainer, $6,500 per quarter; Meeting fee, $400 per quarterly meeting; and Committee fee, $1,200 per quarterly meeting.
7)	The Board of Directors appointed Mr. Brian H. Haimm as a Class II Director for the remaining term of Class II expiring in 2014. This appointment has been accepted effective June 26, 2013.
8)	On June 26, 2013, Mr. Eugene Rothenberg retired from the Board of Directors.
9)	Mr. Robinson is the Lead Independent Director whose role is to preside over the executive sessions of the non-management directors.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific agreements described above, the Company does not have a pension or other post-retirement plans in effect for officers, directors or employees or a nonqualified deferred compensation plan. The present value of accumulated benefit of pension benefits for Mr. Eugene W. Landy is $702,673 as of September 30, 2013. Payments made during the 2013 fiscal year were $50,000. He is entitled to receive pension payments of $50,000 per year through 2020. The Company’s employees may elect to participate in the 401(k) plan of UMH Properties, Inc.

Other Information

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and CMS. Daniel Cronheim received $36,750, $27,250 and $25,000 for Director’s fees in 2013, 2012 and 2011, respectively. The David Cronheim Company received $-0-, $15,950 and $15,400 in lease commissions in 2013, 2012 and 2011, respectively. The David Cronheim Mortgage Corporation, an affiliated company, received $241,500, $161,000 and $-0- in mortgage brokerage commissions in 2013, 2012 and 2011, respectively.

During fiscal 2011 and through January 31, 2012, the Company was subject to management contracts with CMS for a fixed annual fee of $380,000. On February 1, 2012, the management fee contract was increased to $410,000 per annum. During 2012 and 2011, the Company also agreed to reimburse CMS for fees paid to subagents. CMS provided sub-agents as regional managers for the Company’s properties. The Company paid CMS management fees (net of allocation to the minority owner of the Somerset, New Jersey shopping center) of $562,452 and $547,751 for fiscal 2012 and 2011, respectively, for the management of the properties subject to the management contract. Effective August 1, 2012, the Company’s management contract with CMS terminated and the Company became a fully integrated and self-managed real estate company.

Since August 1, 2012, the Company compensates Robert Cronheim (Real Estate Advisor) $8,333 per month in recognition of his services for past years and continued advice and insight. The Company intends to continue these monthly payments through September 2014.

Compensation Committee Interlocks and Insider Participation

During fiscal 2013, the Compensation Committee consisted of Messer’s Hirsch and Wolgin. No member of the Compensation Committee is a current or former officer or employee of the Company. In fiscal 2013, none of our executive officers served on the compensation committee of any entity, or board of directors of any entity that did not have a compensation committee, that had one or more of its executive officers serving on our Compensation Committee. The members of the Compensation Committee did not otherwise have any relationships requiring related-party disclosure in the Company’s Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of the Company’s common stock (the Shares) as of September 30, 2013 by:

•	each person known by the Company to beneficially own more than five percent of the Company’s outstanding shares;
•	the Company’s directors;
•	the Company’s executive officers; and
•	all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o Monmouth Real Estate Investment Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728. In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of September 30, 2013 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Shares Outstanding(2)

The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	3,627,059 (3)	8.15%
BlackRock Inc. 40 East 52nd Street New York, New York 10022	3,104,406 (4)	6.98%
Oakland Financial Corporation 34200 Mound Road Sterling Heights, Michigan 48310	2,541,865 (5)	5.71%
Anna T. Chew	352,548 (6)	*
Daniel D. Cronheim	167,941(7)	*
Catherine B. Elflein	9,179 (8)	*
Neal Herstik	9,968 (9)	*
69

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Shares Outstanding(2)

Matthew I. Hirsch	65,363	*
Eugene W. Landy	1,870,215 (10)	4.16%
Michael P. Landy	473,267 (11)	1.06%
Samuel A. Landy	375,539 (12)	*
Kevin S. Miller	10,723	*
Allison Nagelberg	33,971 (13)	*
Scott Robinson	9,179 (14)	*
Katie Traks	4,328	*
Stephen B. Wolgin	39,216 (15)	*
Directors and Officers as a group		7.57%

*Less than 1%.

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.
(2)	Based on the number of Shares outstanding on September 30, 2013, which was 44,488,509.
(3)	Based on Schedule 13F filed with the SEC, Vanguard Group, Inc., as of September 30, 2013, owns 3,627,059 Shares.
(4)	Based on Schedule 13F filed with the SEC, BlackRock Inc., as of September 30, 2013, owns 3,104,406 Shares.
(5)	Based on Schedule 13D filed on October 30, 2013 with the SEC by Oakland Financial Corporation (“Oakland”), Liberty Bell Agency, Inc. (“Liberty Bell”), and Cherokee Insurance Company (“Cherokee”), as of October 30, 2013, Oakland owns 54,630, Liberty Bell owns 634, Cherokee owns 2,302,462, Erie Manufactured Home Properties, LLC, owns 93,476, Apache Ventures, LLC, owns 90,575, and Matthew T. Maroun owns 88. This filing with the SEC by Oakland, indicates that Oakland shares voting and dispositive power with respect to those Shares with Liberty Bell, Cherokee, Erie Manufactured Homes, Apache Ventures, LLC, all of which are wholly-owned subsidiaries of Oakland. Matthew T. Moroun is the Chairman of the Board and sole stockholder of Oakland, Liberty Bell and Cherokee.
(6)	Includes (a) 172,985 Shares owned jointly with Ms. Chew’s husband; and (b) 23,013 Shares held in Ms. Chew’s 401(k) Plan. As a co-trustee of the UMH 401(k), Ms. Chew has shared voting power over the Shares held by the UMH 401(k). She, however, disclaims beneficial ownership of all of the Shares held by the UMH 401(k), except for the 23,013 Shares held by the UMH 401(k) for her benefit. Includes 156,550 Shares issuable upon exercise of a Stock Option.
(7)	Includes 80,000 Shares held in a Trust for Mr. Cronheim’s two minor family members, to which he disclaims any beneficial interest but he has sole dispositive and voting power.
(8)	Includes 3,500 Shares owned jointly with Ms. Elflein’s husband.
(9)	Includes 1,600 Shares owned by Mr. Herstik’s wife.
(10)	Includes (a) 97,913 Shares owned by Mr. Eugene Landy’s wife; (b) 225,427 Shares held in the E.W. Landy Profit Sharing Plan of which Mr. Landy is a trustee and has shared voting and dispositive power; (c) 192,294 Shares held in the E.W. Landy Pension Plan over which Mr. Landy has shared voting and dispositive power; (d) 13,048 Shares held in Landy Investments Ltd., over which Mr. Landy has shared voting and dispositive power; (e) 131,200 Shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, over which Mr. Landy has shared voting and dispositive power; and (f) 26,800 Shares in Juniper Plaza Associates, and (g) 19,756 Shares held in Windsor Industrial Park Associates, over which Mr. Landy has shared voting and dispositive power. Includes 471,375 Shares issuable upon the exercise of stock options.
(11)	Includes (a) 20,847 Shares owned by Mr. Michael Landy’s wife; and (b) 125,571 Shares held in custodial accounts for Mr. Landy’s minor children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote, (c) Co-trustee of 53,000 Shares held in EWL Grandchildren Fund, LLC, and (d) 10,516 Shares held in 401(k) Plan. Includes 84,825 Shares issuable upon the exercise of a stock option.
(12)	Includes (a) 21,141 Shares owned by Mr. Samuel Landy’s wife; (b) 41,400 Shares held in a custodial account for Mr. Landy’s minor child under the New Jersey Uniform Transfers to Minors Act with respect to which he disclaims any beneficial interest but he has sole dispositive and voting power; (c) 22,379 Shares in the Samuel Landy Family Limited Partnership; (d) Co-trustee of 53,000 Shares held in EWL Grandchildren Fund, LLC, and (e) 52,757 Shares held in the UMH 401(k) Plan. As a co-trustee of the UMH 401(k), Mr. Landy has shared voting power over the Shares held by the UMH 401(k). He, however, disclaims beneficial ownership of all of the Shares held by the UMH 401(k), except for the 52,757 Shares held by the UMH 401(k) for his benefit.
(13)	Includes (a) 1,000 Shares owned by Ms. Nagelberg’ s husband; and (b) 1,373 Shares held in custodial accounts for Ms. Nagelberg’ s minor children under the New Jersey Uniform Transfers to Minors Act with respect to which she disclaims any beneficial interest but she has sole dispositive and voting power.
(14)	Includes 5,000 Shares issuable upon the exercise of a stock option.
70

(15)	Includes (a) 2,389 Shares owned by Mr. Wolgin’s wife, and (b) 377 Shares held in a custodial account for Mr. Wolgin’s minor child under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote. Mr. Wolgin also owns 10,000 Shares of the Series A preferred stock.

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

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and CMS. Daniel Cronheim received $36,750, $27,250 and $25,000 for Director’s fees in 2013, 2012 and 2011, respectively. The David Cronheim Company received $-0-, $15,950 and $15,400 in lease commissions in 2013, 2012 and 2011, respectively. The David Cronheim Mortgage Corporation, an affiliated company of CMS, received $241,500, $161,000 and $-0- in mortgage brokerage commissions in 2013, 2012 and 2011, respectively.

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

Since August 1, 2012, the Company compensates Robert Cronheim (Real Estate Advisor) $8,333 per month in recognition of his services for past years and continued advice and insight. The Company intends to continue these monthly payments through September 2014.

There are six Directors of the Company who are also Directors and shareholders of UMH. The Company holds common and preferred stock of UMH in its securities portfolio. See Note 7 included in this Form 10-K for current holdings. During 2011, the Company repurchased $5,000,000 in 8% Debentures due 2015 held by UMH.

The Company shares 2 officers and 2 additional employees with UMH. Some general and administrative expenses were allocated between the Company and UMH based on use or services provided. Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each affiliated company. Shared expenses are allocated between the Company and UMH based on usage by each company. These allocations are reviewed by our audit committee.

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

71

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

PKF O’Connor Davies served as the Company’s independent registered public accountants for the years ended September 30, 2013 and 2012. A representative from PKF O’Connor Davies is expected to be present at the annual stockholders’ meeting in order to be available to respond to possible inquiries from stockholders’.

The following are fees billed by and accrued to PKF O’Connor Davies in connection with services rendered:

	2013	2012
Audit Fees	$199,000	$180,500
Audit Related Fees	2,000	45,650
Tax Fees	45,000	49,503
Total Fees	$246,000	$275,653

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

72

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE(S)

(a) (1) The following Financial Statements are filed as part of this report:

(i) Report of Independent Registered Public Accounting Firm	79

(ii) Consolidated Balance Sheets as of September 30, 2013 and 2012	80-81

(iii) Consolidated Statements of Income for the years ended September 30, 2013, 2012 and 2011	82-83

(iv) Consolidated Statements of Comprehensive Income for the years ended September 30, 2013, 2012 and 2011	84

(v) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2013, 2012 and 2011	85-86

(vi) Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011	87

(vii) Notes to the Consolidated Financial Statements	88-125

(a) (2) The following Financial Statement Schedule is filed as part of this report:

(i) Schedule III - Real Estate and Accumulated Depreciation as of September 30, 2013	126-134

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the Consolidated Financial Statements or Notes hereto.

73

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

Bylaws of the Company, as amended and restated, dated September 23, 2013 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 25, 2013, Registration No. 001-33177).

74

(4)		Instruments Defining the Rights of Security Holders, Including Indentures

4.1

Specimen certificate of common stock of Monmouth Real Estate Investment Corporation (incorporated by reference to Exhibit 4.1 to the Form S-3 filed by the Registrant with the Securities and Exchange Commission on September 1, 2009, Registration No. 333-161668).

4.2

Specimen certificate representing the Series A Preferred Stock of Monmouth Real Estate Investment Corporation (incorporated by reference to Exhibit 4.1 to the Form 8-A12B filed by the Registrant with the Securities and Exchange Commission on December 1, 2006, Registration No. 333-33177).

	4.3	Specimen certificate representing the Series B Preferred Stock of Monmouth Real Estate Investment Corporation (incorporated by reference to Exhibit 4.3 to the form S-11 filed by the Registrant with the Securities and Exchange Commission on May 20, 2012, Registration No. 333-181172).
75

(10)		Material Contracts

	10.1	Employment Agreement with Mr. Eugene W. Landy dated December 9, 1994 (incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on December 28, 1994).
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

10.6

Employment Agreement - Michael P. Landy, dated January 6, 2012 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 9, 2012, Registration No. 001-33177).

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

10.9

Monmouth Real Estate Investment Corporation’s 2007 Stock Option Plan, Amended and Restated. (incorporated herein by reference to Appendix A to the Registrant's proxy statement, filed on March 16, 2010, Registration No.001-33177).

10.10

Form of Indemnification Agreement between Monmouth Real Estate Investment Corporation and its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 23, 2012).

10.11

Employment Agreement – Kevin S. Miller, dated December 28, 2012 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 28, 2012, Registration No. 001-33177).

76

10.12

Fifth Amendment to Employment Agreement – Eugene W. Landy, dated April 25, 2013 and First amendment to Employment Agreement – Michael P. Landy, dated April 25, 2013 (incorporated by reference to Exhibits 99.1 and 99.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 25, 2013, Registration No. 001-33177).

10.13

Employment Agreement - Michael P. Landy, dated September 23, 2013 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 24, 2013, Registration No. 001-33177 and incorporated by reference to Exhibit 99.1 to the Form 8-K/A filed by the Registrant with the Securities and Exchange Commission on September 26, 2013, Registration No. 001-33177).

10.14

Dividend Reinvestment and Stock Purchase Plan of Monmouth Real Estate Investment Corporation (incorporated by reference to Form S-3D filed by the Registrant with the Securities and Exchange Commission on September 27, 2013, Registration No. 333-191421).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited the accompanying consolidated balance sheets of Monmouth Real Estate Investment Corporation (the “Company”) as of September 30, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monmouth Real Estate Investment Corporation at September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013 based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2013, expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies

A Division of O’Connor Davies, LLP

New York, New York

December 10, 2013

* * *

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

ASSETS	2013	2012

Real Estate Investments:
Land	$97,400,859	$88,559,914
Buildings and Improvements	530,493,968	457,557,443
Total Real Estate Investments	627,894,827	546,117,357
Accumulated Depreciation	(91,095,415)	(78,230,873)
Net Real Estate Investments	536,799,412	467,886,484

Real Estate Held for Sale	-0-	1,080,940
Cash and Cash Equivalents	12,404,512	24,650,858
Securities Available for Sale at Fair Value	45,451,740	61,685,173
Tenant and Other Receivables	889,645	1,116,825
Deferred Rent Receivable	3,158,286	2,214,501
Loans Receivable, net	65,875	87,916
Prepaid Expenses	2,201,270	1,428,454
Financing Costs, net of Accumulated Amortization of $3,061,640 and $2,546,806, respectively	3,823,919	3,213,762
Lease Costs, net of Accumulated Amortization of $1,414,861 and $1,156,699, respectively	2,183,772	1,518,780
Intangible Assets, net of Accumulated Amortization of $8,333,680 and $6,731,014, respectively	6,727,360	7,635,026
Other Assets	3,535,075	1,988,983

TOTAL ASSETS	$617,240,866	$574,507,702

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30,

LIABILITIES AND SHAREHOLDERS' EQUITY	2013	2012

Liabilities:
Mortgage Notes Payable	$250,093,382	$237,943,911
Subordinated Convertible Debentures	-0-	8,615,000
Loans Payable	22,200,000	5,200,000
Accounts Payable and Accrued Expenses	5,404,883	3,881,769
Other Liabilities	3,627,630	3,179,883
Total Liabilities	281,325,895	258,820,563

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity:
Series A - 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of September 30, 2013 and 2012, respectively	53,493,750	53,493,750
Series B - 7.875% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as September 30, 2013 and 2012, respectively	57,500,000	57,500,000
Common Stock - $0.01 Par Value Per Share, 67,700,000 and 67,700,000 Shares Authorized; 44,488,509 and 40,696,692 Shares Issued and Outstanding as of September 30, 2013 and 2012, respectively	444,885	406,967
Excess Stock - $0.01 Par Value Per Share, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	222,487,068	198,902,485
Accumulated Other Comprehensive Income	1,989,268	5,383,937
Undistributed Income	-0-	-0-
Total Shareholders' Equity	335,914,971	315,687,139

TOTAL LIABLIITES & SHAREHOLDERS’ EQUITY	$617,240,866	$574,507,702

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2013	2012	2011
INCOME:
Rental Revenue	$46,880,309	$43,273,974	$40,234,528
Reimbursement Revenue	7,726,777	7,094,957	7,906,956
Lease Termination Income	690,730	3,222,283	-0-
TOTAL INCOME	55,297,816	53,591,214	48,141,484

EXPENSES:
Real Estate Taxes	5,864,834	5,750,511	7,211,387
Operating Expenses	3,363,776	3,081,516	2,424,112
General & Administrative Expense	4,982,945	4,644,475	3,880,200
Acquisition Costs	514,699	667,799	425,157
Severance Expenses	-0-	965,083	275,000
Depreciation	12,864,542	11,392,990	10,274,645
Amortization of Lease Costs and Intangible Assets	2,018,440	1,808,346	1,397,948
TOTAL EXPENSES	29,609,236	28,310,720	25,888,449

OTHER INCOME (EXPENSE):
Interest and Dividend Income	3,885,920	3,358,674	3,100,327
Gain on Securities Transactions, net	7,133,252	6,044,065	5,238,203
Interest Expense	(14,956,954)	(15,352,499)	(14,870,906)
Amortization of Financing Costs	(647,112)	(630,969)	(457,279)
TOTAL OTHER INCOME (EXPENSE)	(4,584,894)	(6,580,729)	(6,989,655)

INCOME FROM CONTINUING OPERATIONS	21,103,686	18,699,765	15,263,380

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	291,560	(15,270)	154,818

NET INCOME	21,395,246	18,684,495	15,418,198

Less: Preferred Dividend	8,607,032	5,513,126	4,079,219

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$12,788,214	$13,171,369	$11,338,979

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2013	2012	2011
BASIC INCOME – PER SHARE
Income from Continuing Operations	$0.49	$0.47	$0.44
Income from Discontinued Operations	0.01	-0-	-0-
Net Income	0.50	0.47	0.44
Less: Preferred Dividend	(0.20)	(0.14)	(0.12)
Net Income Attributable to Common Shareholders	$0.30	$0.33	$0.32

DILUTED INCOME – PER SHARE
Income from Continuing Operations	$0.49	$0.47	$0.44
Income from Discontinued Operations	0.01	-0-	-0-
Net Income	0.50	0.47	0.44
Less: Preferred Dividend	(0.20)	(0.14)	(0.12)
Net Income Attributable to Common Shareholders	$0.30	$0.33	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	42,275,555	39,660,692	35,083,457
Diluted	42,432,354	39,819,621	35,131,718

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2013	2012	2011

Net Income	$ 21,395,246	$ 18,684,495	$ 15,418,198
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During the Period	3,738,583	9,059,839	(2,509,691)
Reclassification Adjustment for Net Gains Realized in Income	(7,133,252)	(6,044,065)	(5,238,203)
Total Comprehensive Income	18,000,577	21,700,269	7,670,304
Less: Preferred Dividend	8,607,032	5,513,126	4,079,219
Comprehensive Income Attributable to Common Shareholders	$ 9,393,545	$ 16,187,143	$ 3,591,085

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2013, 2012, AND 2011

	Common Stock	Preferred Stock Series A	Preferred Stock Series B	Treasury Stock	Additional Paid in Capital	Loans to Officers, Directors and Key Employees
Balance September 30, 2010	$339,561	$33,062,500	$-0-	$(24,905)	$170,743,069	$(1,201,563)
Shares Issued in Connection with the DRIP (1)	24,787	-0-	-0-	-0-	19,347,548	-0-
Shares Issued in Connection with Registered Direct Placements, net of offering costs- Series A	-0-	20,431,250	-0-	-0-	(1,452,615)	-0-
Shares Issued Through the Exercise of Stock Options	2,859	-0-	-0-	-0-	2,178,625	-0-
Shares Issued Through Restricted Stock Awards	754	-0-	-0-	-0-	(754)	-0-
Cancellation of Shares related to Forfeiture of Restricted Stock Awards	(111)	-0-	-0-	-0-	111	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	163,150	-0-
Purchase of Noncontrolling Interest	-0-	-0-	-0-	-0-	(1,765,041)	-0-
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(9,822,054)	-0-
Repayment of Loans	-0-	-0-	-0-	-0-	-0-	118,750
Net Income	-0-	-0-	-0-	-0-	-0-	-0-
Distributions To Preferred Shareholders	-0-	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2011	367,850	53,493,750	-0-	(24,905)	179,392,039	(1,082,813)
Shares Issued in Connection with the DRIP (1)	15,039	-0-	-0-	-0-	13,079,577	-0-
Shares Issued in Connection with Registered Direct Placements, net of offering costs	20,000	-0-	-0-	-0-	16,169,700	-0-
Shares Issued in Connection with Underwritten Public Offering of Preferred Stock Series B, net of offering Costs	-0-	-0-	57,500,000	-0-	(2,467,165)	-0-
Shares Issued Through the Exercise of Stock Options	3,293	-0-	-0-	-0-	2,555,549	-0-
Shares Issued Through Restricted Stock Awards	678	-0-	-0-	-0-	(678)	-0-
Distribution of Treasury Stock	-0-	-0-	-0-	24,905	(24,955)	-0-
Cancellation of Shares related to Forfeiture of Restricted Stock Awards	(57)	-0-	-0-	-0-	-0-	-0-
Shares Issued Through the Conversion of Debentures	164	-0-	-0-	-0-	149,836	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	593,811	-0-
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(10,545,229)	-0-
Repayment of Loans	-0-	-0-	-0-	-0-	-0-	1,082,813
Net Income	-0-	-0-	-0-	-0-	-0-	-0-
Distributions To Preferred Shareholders	-0-	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2012	406,967	53,493,750	57,500,000	-0-	198,902,485	-0-
Shares Issued in Connection with the DRIP (1)	32,433	-0-	-0-	-0-	31,086,918	-0-
Shares Issued Through the Exercise of Stock Options	1,564	-0-	-0-	-0-	1,300,099	-0-
Shares Issued Through Restricted Stock Awards	100	-0-	-0-	-0-	(100)	-0-
Shares Issued Through the Conversion of Debentures	3,821	-0-	-0-	-0-	3,496,179	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	329,148	-0-
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(12,627,661)	-0-
Net Income	-0-	-0-	-0-	-0-	-0-	-0-
Distributions To Preferred Shareholders	-0-	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-	-0-

Balance September 30, 2013	$444,885	$53,493,750	$57,500,000	$-0-	$222,487,068	$-0-

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2013, 2012 AND 2011, CONT’D.

	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance September 30, 2010	$-0-	$10,116,057	$213,034,719
Shares Issued in Connection with the DRIP (1)	-0-	-0-	19,372,335
Shares Issued in Connection with Registered Direct Placements, net of offering costs- Series A	-0-	-0-	18,978,635
Shares Issued Through the Exercise of Stock Options	-0-	-0-	2,181,484
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Cancellation of Shares related to Forfeiture of Restricted Stock Awards	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	163,150
Purchase of Noncontrolling Interest	-0-	-0-	(1,765,041)
Distributions To Common Shareholders	(11,338,979)	-0-	(21,161,033)
Repayment of Loans	-0-	-0-	118,750
Net Income	15,418,198	-0-	15,418,198
Distributions To Preferred Shareholders	(4,079,219)	-0-	(4,079,219)
Unrealized Net Holding Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(7,747,894)	(7,747,894)
Balance September 30, 2011	-0-	2,368,163	234,514,084
Shares Issued in Connection with the DRIP (1)	-0-	-0-	13,094,616
Shares Issued in Connection with Registered Direct Placements, net of offering costs	-0-	-0-	16,189,700
Shares Issued in Connection with Underwritten Public Offering of Preferred Stock Series B, net of offering Costs	-0-	-0-	55,032,835
Shares Issued Through the Exercise of Stock Options	-0-	-0-	2,558,842
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Distribution of Treasury Stock	-0-	-0-	(50)
Cancellation of Shares related to Forfeiture of Restricted Stock Awards	-0-	-0-	(57)
Shares Issued Through the Conversion of Debentures	-0-	-0-	150,000
Stock Based Compensation Expense	-0-	-0-	593,811
Distributions To Common Shareholders	(13,171,369)	-0-	(23,716,598)
Repayment of Loans	-0-	-0-	1,082,813
Net Income	18,684,495	-0-	18,684,495
Distributions To Preferred Shareholders	(5,513,126)	-0-	(5,513,126)
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	3,015,774	3,015,774
Balance September 30, 2012	-0-	5,383,937	315,687,139
Shares Issued in Connection with the DRIP (1)	-0-	-0-	31,119,351
Shares Issued Through the Exercise of Stock Options	-0-	-0-	1,301,663
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Shares Issued Through the Conversion of Debentures	-0-	-0-	3,500,000
Stock Based Compensation Expense	-0-	-0-	329,148
Distributions To Common Shareholders	(12,788,214)	-0-	(25,415,875)
Net Income	21,395,246	-0-	21,395,246
Distributions To Preferred Shareholders	(8,607,032)	-0-	(8,607,032)
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(3,394,669)	(3,394,669)

Balance September 30, 2013	$-0-	$1,989,268	$335,914,971

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$21,395,246	$18,684,495	$15,418,198
Noncash Items Included in Net Income:
Depreciation & Amortization	15,542,937	13,910,385	12,249,416
Stock Based Compensation Expense	329,148	593,811	163,150
Gain on Securities Transactions, net	(7,133,252)	(6,044,065)	(5,238,203)
(Gain) Loss on Sale of Real Estate Investments	(345,794)	8,220	-0-
Changes in:
Tenant, Deferred Rent & Other Receivables	(614,639)	(651,566)	(457,566)
Prepaid Expenses	(772,816)	(871,913)	57,453
Other Assets and Lease Costs	(1,306,724)	(502,759)	(440,075)
Accounts Payable, Accrued Expenses & Other Liabilities	1,204	1,682,213	374,446
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,095,310	26,808,821	22,126,819

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(66,397,561)	(68,903,045)	(18,841,546)
Capital Improvements	(14,031,430)	(4,452,275)	(1,437,395)
Proceeds on Sale of Real Estate	1,413,891	2,553,507	-0-
Purchase of Noncontrolling Interests	-0-	-0-	(4,138,291)
Deposits on Acquisitions of Real Estate	(910,000)	(1,577,418)	(1,722,850)
Purchase of Securities Available for Sale	(13,504,751)	(32,718,667)	(20,347,387)
Proceeds from Sale of Securities Available for Sale	33,476,767	24,358,392	16,090,362
Collections on Loans Receivable	22,041	99,468	31,189
NET CASH USED BY INVESTING ACTIVITIES	(59,931,043)	(80,640,038)	(30,365,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Mortgages	49,000,000	56,033,000	7,800,000
Principal Payments on Mortgages	(36,850,529)	(29,703,259)	(17,341,678)
Net Proceeds from (Payments on) Loans	17,000,000	(11,660,950)	7,587,037
Repurchase of Subordinated Convertible Debentures	(5,115,000)	(150,000)	(5,075,000)
Repayment of Employee Loan	-0-	1,082,813	118,750
Financing Costs on Debt	(1,769,369)	(1,439,305)	(419,089)
Net Distributions to Noncontrolling Interests	(73,822)	(80,536)	(160,868)
Proceeds from Registered Direct Placement of Preferred Stock, net of offering costs	-0-	-0-	18,978,635
Proceeds from Underwritten Public Offering of Preferred Stock, net of offering costs	-0-	55,032,835	-0-
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	-0-	16,189,700	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of reinvestments	24,338,006	10,669,584	14,091,303
Proceeds from Exercise of Options	1,301,663	2,558,842	2,181,484
Preferred Dividends Paid	(8,607,032)	(5,135,783)	(4,079,219)
Dividends Paid, net of reinvestments	(18,634,530)	(21,291,674)	(15,880,001)
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,589,387	72,105,267	7,801,354

Net Increase (Decrease) in Cash and Cash Equivalents	(12,246,346)	18,274,050	(437,745)
Cash and Cash Equivalents at Beginning of Year	24,650,858	6,376,808	6,814,553

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,404,512	$24,650,858	$6,376,808

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation (a Maryland corporation) and its subsidiaries (the Company) operate as a real estate investment trust (REIT), deriving its income primarily from real estate rental operations. As of September 30, 2013 and 2012, rental properties consisted of seventy-six and seventy-two property holdings, respectively. These properties are located in twenty-six states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. The Company also owns a portfolio of investment securities.

Use of Estimates

In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Principles of Consolidation and Noncontrolling Interest

The consolidated financial statements include the Company and its wholly-owned subsidiaries. In 2005, the Company formed MREIC Financial, Inc., a taxable REIT subsidiary which has had no activity since inception. In 2007, the Company merged with Monmouth Capital Corporation (Monmouth Capital), with Monmouth Capital surviving as a wholly-owned subsidiary of the Company. All intercompany transactions and balances have been eliminated in consolidation.

At September 30, 2013, Monmouth Capital owns a 51% majority interest in Palmer Terrace Realty Associates, LLC (a New Jersey limited liability company) (Palmer Terrace). The Company consolidates the results of operations of Palmer Terrace. Noncontrolling interest represents 49% of the members’ equity in Palmer Terrace and is included in Other Liabilities in the accompanying Consolidated Balance Sheet.

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

Buildings and Improvements

Buildings and improvements are stated at the lower of depreciated cost or net realizable value. Depreciation is computed based on the straight-line method over the estimated useful lives of the assets. These lives are 39 years for buildings and range from 5 to 39 years for improvements.

The Company applies Financial Accounting Standards Board Accounting Standards Codification (ASC) 360-10, Property, Plant & Equipment (ASC 360-10) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that an other-than-temporary impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

Gains on Sale of Real Estate

Gains on the sale of real estate investments are recognized when the profit on a given sale is determinable, and the seller is not obliged to perform significant activities after the sale to earn the profit.

Acquisitions

The Company accounts for acquisitions in accordance with the provisions of ASC 805, Business Combinations (ASC 805) which requires transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are expensed as incurred.

Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings and intangible assets, including above and below market leases and in place leases. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property generally determined by third party appraisal of the property obtained in conjunction with the purchase.

The purchase price is further allocated to acquired above and below market leases based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. In addition, any remaining amounts of the purchase price are applied to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease. Acquired above and below market leases are amortized to rental revenue over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles is amortized to amortization expense over the remaining lease term. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, deferred rent, above and below market leases and the in-place lease value is charged to expense.

Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities. The Company’s securities consist of debt securities and common and preferred stock of other REITs. These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. These securities may be classified among three categories: held-to-maturity, trading, and available-for-sale. As of September 30, 2013 and 2012, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices in active markets. Gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in the unrealized net holding gains are reflected as comprehensive income.

The Company individually reviews and evaluates its marketable securities for impairment on a quarterly basis or when events or circumstances occur. The Company considers, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position. The Company has developed a general policy of evaluating whether an unrealized loss is other than temporary. On a quarterly basis, the Company makes an initial review of every individual security in its portfolio. If the security is impaired, the Company first determines its intent and ability to hold this investment for a period of time sufficient to allow for any anticipated recovery in market value. Next, the Company determines the length of time and the extent of the impairment. Barring other factors, including the downgrading of the security or the cessation of dividends, if the fair value of the security is below cost by less than 20% for less than 6 months and the Company has the intent and ability to hold the security, the security is deemed to be temporarily impaired. Otherwise, the Company reviews additional information to determine whether the impairment is other than temporary. The Company discusses and analyzes any relevant information known about the security, such as:

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

The Company normally holds REIT securities on a long term basis and has the ability and intent to hold securities to recovery. If a decline in fair value is determined to be other than temporary, an impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the new cost basis.

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

Intangible Assets, Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases. Upon termination of a lease, the unamortized portion is charged to expense. The weighted-average amortization period upon acquisition for intangible assets recorded during 2013, 2012 and 2011 was 10 years, 9 years and 12 years, respectively.

Costs incurred in connection with the execution of leases are deferred and are amortized over the term of the respective leases. Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms. Costs incurred in connection with obtaining mortgages and other financings and refinancing are deferred and are amortized over the term of the related obligations. Unamortized costs are charged to expense upon prepayment of the obligation. Amortization expense related to these deferred leasing and financing costs were $1,164,852, $995,503 and $702,379 for the years ended September 30, 2013, 2012 and 2011, respectively. The Company estimates that aggregate amortization expense for existing assets will be approximately $1,011,000, $972,000, $923,000, $768,000 and $483,000 for the fiscal years 2014, 2015, 2016, 2017 and 2018, respectively.

Revenue Recognition

Rental revenue from tenants with leases having scheduled rental increases are recognized on a straight-line basis over the term of the lease. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred. The reimbursements are recognized and presented gross, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. These occupancy charges are recognized as earned.

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

The Company’s lease with its tenant, Graybar Electric Company (Graybar), at its 26,340 square foot location in Ridgeland (Jackson), MS has an early termination option which may be exercised at any time subsequent to December 2013 provided the Company is given six months of notice. The rent per annum for this location is $109,275 or $4.15 per square foot and the lease expires in July 2019. The Company does not anticipate that this tenant will exercise its early termination option.

Other than the Company’s lease with Graybar, the Company currently does not have any other leases that contain an early termination option.

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

Net Income Per Share

Basic Net Income per Share is calculated by dividing Net Income Attributable to Common Shareholders by the weighted-average number of common shares outstanding during the period. Diluted Net Income per Common Share is calculated by dividing Net Income attributable to Common Shareholders plus Interest Expense related to the Company's Convertible Subordinated Debentures (Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period. As further described in Note 8, during the three months ended December 31, 2012, the Company redeemed all of its outstanding Debentures. Interest expense of $689,200 and $796,894 for fiscal years 2012 and 2011, respectively, and common shares totaling 831,441 and 863,100 for fiscal years 2012 and 2011, respectively related to potential conversion of the Debentures are excluded from the calculation due to their antidilutive effect.

In addition, common stock equivalents of 156,799, 158,929 and 48,261 shares are included in the diluted weighted average shares outstanding for fiscal years 2013, 2012 and 2011, respectively. As of September 30, 2013, 2012 and 2011, options to purchase 65,000, -0- and 300,850 shares, respectively, were antidilutive.

Stock Compensation Plan

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.   ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $329,148, $593,811 and $163,150 have been recognized in 2013, 2012 and 2011, respectively. Fiscal 2012 compensation costs includes a one-time charge of $210,510 for restricted stock grants awarded to a participant who is of retirement age and therefore their entire amount of measured compensation cost has been recognized at grant date and a one-time charge of $107,937 related to the portion of restricted stock allocated to severance expense related to Ms. Vecere as further described in Note 12. Included in Note 10 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted shares.

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

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of September 30, 2013.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of September 30, 2013, the fiscal tax years 2010 through and including 2013 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income consists of unrealized gains or losses on securities available for sale.

Reclassifications

Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the financial statement presentation for the current year.

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. This

ASU is effective prospectively, for reporting periods beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 2 – REAL ESTATE INVESTMENTS

The following is a summary of the cost and accumulated depreciation of the Company's land, buildings and improvements at September 30, 2013 and 2012:

SEPTEMBER 30, 2013	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$ 748,115	$ 4,003,626	$ 615,391	$ 4,136,350
Arizona:
Tolleson	Industrial	1,320,000	13,839,496	3,778,686	11,380,810
Colorado:
Colorado Springs	Industrial	1,270,000	5,925,115	1,030,718	6,164,397
Denver	Industrial	1,150,000	5,204,051	1,037,607	5,316,444
Connecticut:
Newington	Industrial	410,000	3,035,824	966,386	2,479,438
Florida:
Cocoa	Industrial	1,881,316	8,640,141	1,232,867	9,288,590
Ft. Myers	Industrial	1,910,000	3,094,126	746,844	4,257,282
Jacksonville	Industrial	1,165,000	4,990,500	1,846,820	4,308,680
Lakeland	Industrial	261,000	1,698,568	293,443	1,666,125
Orlando	Industrial	2,200,000	6,336,403	947,610	7,588,793
Punta Gorda	Industrial	660,000	3,444,915	565,913	3,539,002
Tampa (FDX Gr)	Industrial	5,000,000	12,753,825	3,100,577	14,653,248
Tampa (FDX)	Industrial	2,830,000	4,735,717	890,836	6,674,881
Tampa (Tampa Bay Grand Prix)	Industrial	1,867,000	3,749,874	642,068	4,974,806
Georgia:
Augusta (FDX Gr)	Industrial	614,406	4,714,468	896,264	4,432,610
Augusta (FDX)	Industrial	380,000	1,546,932	238,968	1,687,964
Griffin	Industrial	760,000	14,108,857	2,681,692	12,187,165
Illinois:
Burr Ridge	Industrial	270,000	1,348,868	528,762	1,090,106
Elgin	Industrial	1,280,000	5,587,596	1,657,246	5,210,350
Granite City	Industrial	340,000	12,046,675	3,553,459	8,833,216
Montomgery	Industrial	2,000,000	9,298,367	1,564,907	9,733,460
Rockford	Industrial	1,100,000	4,440,000	284,615	5,255,385
Schaumburg	Industrial	1,039,800	3,927,839	1,724,563	3,243,076
Wheeling	Industrial	5,112,120	13,424,623	2,692,904	15,843,839
Iowa:
Urbandale	Industrial	310,000	1,851,895	936,768	1,225,127
Kansas:
Edwardsville	Industrial	1,185,000	5,840,401	1,586,939	5,438,462
Topeka	Industrial	-0-	3,679,843	424,688	3,255,155
Maryland:
Beltsville	Industrial	3,200,000	11,186,784	2,638,685	11,748,099
Michigan:
Livonia (Detroit)	Industrial	320,000	13,380,000	314,488	13,385,512
Orion	Industrial	4,618,579	18,194,659	2,143,430	20,669,808
Romulus	Industrial	531,000	3,952,613	1,483,413	3,000,200
Minnesota:
Stewartville (Rochester)	Industrial	900,000	4,320,000	-0-	5,220,000
White Bear Lake	Industrial	1,393,000	3,764,126	639,742	4,517,384
93

SEPTEMBER 30, 2013 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value

Mississippi:
Olive Branch (Anda Distribution)	Industrial	800,000	13,750,000	440,705	14,109,295
Olive Branch (Milwaukee Tool)	Industrial	2,550,000	24,818,816	318,190	27,050,626
Richland	Industrial	211,000	1,267,000	615,121	862,879
Ridgeland (Jackson)	Industrial	218,000	1,632,794	969,264	881,530
Missouri:
Kansas City	Industrial	660,000	4,088,374	683,419	4,064,955
Liberty	Industrial	735,222	6,609,276	2,622,404	4,722,094
O'Fallon	Industrial	264,000	3,643,712	1,730,938	2,176,774
St. Joseph	Industrial	800,000	12,316,870	3,781,551	9,335,319
Nebraska:
Omaha	Industrial	1,170,000	4,759,890	1,737,381	4,192,509
New Jersey:
Carlstadt (1)	Industrial	1,194,000	3,645,501	586,133	4,253,368
Freehold	Corporate Office	-0-	28,776	-0-	28,776
Somerset (2)	Shopping Center	55,182	1,321,031	1,246,247	129,966
New York:
Cheektowaga	Industrial	4,768,000	6,164,057	1,048,947	9,883,110
Halfmoon	Industrial	1,190,000	4,335,600	166,754	5,358,846
Orangeburg	Industrial	694,720	2,995,998	1,990,531	1,700,187
North Carolina:
Fayetteville	Industrial	172,000	4,698,749	1,971,608	2,899,141
Monroe	Industrial	500,000	4,989,822	1,470,665	4,019,157
Winston-Salem	Industrial	980,000	5,933,986	1,673,859	5,240,127
Ohio:
Bedford Heights	Industrial	990,000	5,726,832	969,467	5,747,365
Lebanon	Industrial	240,000	4,176,000	160,615	4,255,385
Richfield	Industrial	2,655,166	9,216,712	1,390,048	10,481,830
Streetsboro	Industrial	1,760,000	17,840,000	686,154	18,913,846
West Chester Twp	Industrial	695,000	4,956,135	1,413,881	4,237,254
Oklahoma:
Oklahoma City	Industrial	1,410,000	8,194,166	276,702	9,327,464
Pennsylvania:
Monaca	Industrial	427,973	2,726,175	1,603,801	1,550,347
South Carolina:
Ft. Mill	Industrial	1,670,000	13,404,474	901,474	14,173,000
Hanahan (Norton)	Industrial	1,129,000	11,843,474	2,580,530	10,391,944
Hanahan (FDX)	Industrial	930,000	6,676,670	1,204,036	6,402,634
Tennessee:
Chattanooga	Industrial	300,000	4,671,161	752,798	4,218,363
Lebanon	Industrial	2,230,000	11,985,126	614,609	13,600,517
Memphis	Industrial	1,220,000	13,380,000	1,200,777	13,399,223
Shelby County	Vacant Land	11,065	-0-	-0-	11,065
Texas:
Carrollton (Dallas)	Industrial	1,500,000	16,240,000	1,457,436	16,282,564
Corpus Christi	Industrial	-0-	4,764,500	183,250	4,581,250
Edinburg	Industrial	1,000,000	6,414,000	411,154	7,002,846
El Paso	Vacant Land	1,136,953	-0-	-0-	1,136,953
El Paso	Industrial	2,088,242	7,684,126	753,264	9,019,104
Houston	Industrial	1,730,000	6,350,828	578,417	7,502,411
Waco	Industrial	1,350,000	7,383,000	236,635	8,496,365
Virginia:
Charlottesville	Industrial	1,170,000	3,174,037	1,098,633	3,245,404
Richmond (United Technologies)	Industrial	446,000	4,265,041	697,293	4,013,748
94

SEPTEMBER 30, 2013 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value

Richmond (FDX)	Industrial	1,160,000	6,558,163	2,112,231	5,605,932
Roanoke (DHL)	Industrial	1,853,000	4,962,697	816,226	5,999,471
Roanoke (FDX Gr)	Industrial	1,740,000	8,460,000	63,270	10,136,730
Wisconsin:
Cudahy	Industrial	980,000	8,393,672	2,191,698	7,181,974
Green Bay	Industrial	590,000	5,980,000	-0-	6,570,000

Total as of September 30, 2013		$ 97,400,859	$ 530,493,968	$ 91,095,415	$ 536,799,412

SEPTEMBER 30, 2012	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$748,115	$4,000,531	$510,105	$4,238,541
Arizona:
Tolleson	Industrial	1,320,000	13,839,496	3,335,739	11,823,757
Colorado:
Colorado Springs	Industrial	1,270,000	5,925,115	877,667	6,317,448
Denver	Industrial	1,150,000	5,204,051	903,421	5,450,630
Connecticut:
Newington	Industrial	410,000	2,980,459	884,985	2,505,474
Florida:
Cocoa	Industrial	1,881,317	8,640,141	1,007,832	9,513,626
Ft. Myers	Industrial	1,910,000	3,067,449	660,122	4,317,327
Jacksonville	Industrial	1,165,000	4,990,500	1,696,887	4,458,613
Lakeland	Industrial	261,000	1,672,218	236,601	1,696,617
Orlando	Industrial	2,200,000	6,292,904	764,200	7,728,704
Punta Gorda	Industrial	660,000	3,444,915	476,335	3,628,580
Tampa (FDX Gr)	Industrial	5,000,000	12,719,825	2,763,402	14,956,423
Tampa (FDX)	Industrial	2,830,000	4,735,717	767,388	6,798,329
Tampa (Vacant)	Industrial	1,867,000	3,749,874	543,390	5,073,484
Georgia:
Augusta (FDX Gr)	Industrial	614,406	4,714,468	774,218	4,554,656
Augusta (FDX)	Industrial	380,000	1,546,932	199,303	1,727,629
Griffin	Industrial	760,000	14,108,857	2,319,710	12,549,147
Illinois:
Burr Ridge	Industrial	270,000	1,293,762	488,730	1,075,032
Elgin	Industrial	1,280,000	5,580,495	1,496,734	5,363,761
Granite City	Industrial	340,000	12,046,675	3,244,570	9,142,105
Montgomery	Industrial	2,000,000	9,298,367	1,325,332	9,973,035
Rockford	Industrial	1,100,000	4,440,000	170,769	5,369,231
Schaumburg	Industrial	1,039,800	3,927,839	1,619,306	3,348,333
Wheeling	Industrial	5,112,120	13,424,623	2,337,076	16,199,667
Iowa:
Urbandale	Industrial	310,000	1,851,895	882,118	1,279,777
Kansas:
Edwardsville	Industrial	1,185,000	5,840,401	1,433,443	5,591,958
Topeka	Industrial	-0-	3,679,843	330,329	3,349,514
Maryland:
Beltsville	Industrial	3,200,000	11,186,784	2,351,977	12,034,807
Michigan:
Orion	Industrial	3,630,000	13,053,289	1,807,744	14,875,545
Romulus	Industrial	531,000	3,952,613	1,378,495	3,105,118
95

SEPTEMBER 30, 2012 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value

White Bear Lake	Industrial	1,393,000	3,764,126	543,659	4,613,467
Mississippi:
Olive Branch (Anda Distribution)	Industrial	800,000	13,750,000	88,141	14,461,859
Richland	Industrial	211,000	1,267,000	582,634	895,366
Ridgeland (Jackson)	Industrial	218,000	1,632,794	899,173	951,621
Missouri:
Kansas City	Industrial	660,000	4,088,374	576,788	4,171,586

Liberty	Industrial	735,222	6,609,276	2,441,763	4,902,735
O'Fallon	Industrial	264,000	3,636,602	1,621,699	2,278,903
St. Joseph	Industrial	800,000	12,316,870	3,465,734	9,651,136
Nebraska:
Omaha	Industrial	1,170,000	4,519,405	1,603,564	4,085,841
New Jersey:
Carlstadt (1)	Industrial	1,194,000	3,645,501	492,682	4,346,819
Freehold	Corporate Office	-0-	21,286	-0-	21,286
Somerset (2)	Shopping Center	55,182	1,321,031	1,231,990	144,223
New York:
Cheektowaga	Industrial	4,768,000	6,164,057	886,462	10,045,595
Halfmoon	Industrial	1,190,000	4,335,600	55,585	5,470,015
Orangeburg	Industrial	694,720	2,995,998	1,895,069	1,795,649
North Carolina:
Fayetteville	Industrial	172,000	4,681,114	1,842,294	3,010,820
Monroe	Industrial	500,000	4,989,822	1,341,689	4,148,133
Winston-Salem	Industrial	980,000	5,918,426	1,521,026	5,377,400
Ohio:
Bedford Heights	Industrial	990,000	5,630,313	784,572	5,835,741
Lebanon	Industrial	240,000	4,176,000	53,538	4,362,462
Richfield	Industrial	1,000,000	7,208,733	1,202,814	7,005,919
Streetsboro	Industrial	1,760,000	17,840,000	228,720	19,371,280
West Chester Twp	Industrial	695,000	4,366,253	1,297,099	3,764,154
Oklahoma:
Oklahoma City	Industrial	1,410,000	8,043,000	68,744	9,384,256
Pennsylvania:
Monaca	Industrial	330,772	2,618,859	1,428,973	1,520,658
South Carolina:
Ft. Mill	Industrial	1,670,000	10,045,000	643,910	11,071,090
Hanahan (Norton)	Industrial	1,129,000	11,843,474	2,276,834	10,695,640
Hanahan (FDX)	Industrial	930,000	6,676,670	1,032,159	6,574,511
Tennessee:
Chattanooga	Industrial	300,000	4,467,271	631,479	4,135,792
Lebanon	Industrial	2,230,000	11,985,126	460,958	13,754,168
Memphis	Industrial	1,220,000	13,380,000	857,700	13,742,300
Shelby County	Vacant Land	11,065	-0-	-0-	11,065
Texas:
Carrollton (Dallas)	Industrial	1,500,000	16,240,000	1,041,025	16,698,975
Corpus Christi	Industrial	-0-	4,764,500	61,083	4,703,417
Edinburg	Industrial	1,000,000	6,414,000	246,692	7,167,308
El Paso	Vacant Land	1,136,953	-0-	-0-	1,136,953
El Paso	Industrial	2,088,242	4,531,407	637,099	5,982,550
Houston	Industrial	1,730,000	6,339,652	407,844	7,661,808
Waco	Industrial	1,350,000	7,383,000	47,327	8,685,673
Virginia:
Charlottesville	Industrial	1,170,000	2,902,518	999,987	3,072,531
Richmond (United Technologies)	Industrial	446,000	3,924,915	551,701	3,819,214
96

SEPTEMBER 30, 2012 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value

Richmond (FDX)	Industrial	1,160,000	6,553,063	1,936,978	5,776,085
Roanoke (DHL)	Industrial	1,853,000	4,962,697	685,905	6,129,792
Wisconsin:
Cudahy	Industrial	980,000	8,393,672	1,969,852	7,403,820

Total as of September 30, 2012		$ 88,559,914	$ 457,557,443	$ 78,230,873	$ 467,886,484

(1)	The Company owns 51% of the entity which owns this property.
(2)	This represents the Company's 2/3 undivided interest in the property.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Fiscal 2013

Acquisitions and Expansions

On November 9, 2012, the Company purchased a 172,005 square foot industrial building located in Livonia (Detroit), MI. The building is 100% net leased to FedEx Ground Package System, Inc. through March 31, 2022. The purchase price was $14,350,000. The Company obtained a self-amortizing mortgage of $9,500,000 at a fixed interest rate of 4.45% for 14 years and paid the remaining amount with cash on hand. This mortgage matures on December 1, 2026. Annual rental revenue over the remaining term of the lease is approximately $1,191,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $650,000 to an intangible asset associated with the net fair value assigned to the acquired lease at the property. The David Cronheim Mortgage Corporation, an affiliated company of one of the Company’s directors, received $95,000 in mortgage brokerage commissions in connection with obtaining financing for this acquisition.

On December 20, 2012, the Company purchased a newly constructed 615,305 square foot industrial building located in Olive Branch, MS which is in the Memphis, TN metropolitan statistical area (MSA). The building is 100% net leased to Milwaukee Electric Tool Corporation through April 30, 2023. The initial purchase price was $28,000,000. The Company obtained a self-amortizing mortgage of $17,500,000 at a fixed interest rate of 3.76% for 10 years and paid the remaining amount with a draw on its unsecured line of credit. This mortgage matures on January 1, 2023. During the three months ended March 31, 2013, the local municipality reimbursed the Company $631,184 for costs related to a road that was built in conjunction with the construction of the building, resulting in the purchase price being adjusted to $27,368,816. Per the terms of the mortgage agreement, 62.5% of any purchase price reduction was required to be used to pay down the mortgage balance. Therefore, $394,490 of the reimbursement was applied as a reduction to the mortgage balance and the mortgage agreement was amended to reflect this reduction in principal. In addition, in accordance with the purchase and lease agreements, the reduction in purchase price resulted in the annual rental revenue over the remaining term of the lease to be adjusted from approximately $1,965,000 to $1,926,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an intangible asset.

On June 18, 2013, the Company purchased a newly constructed 103,402 square foot industrial building located in Roanoke, VA. The building is 100% net leased to FedEx Ground Package System, Inc. through April 30, 2023. The purchase price was $10,200,000. The Company obtained a self-amortizing mortgage of $6,650,000 at a fixed interest rate of 3.84% for 13 years and paid the remaining amount with Cash on hand. This mortgage matures on July 1, 2026. Annual rental revenue over the remaining term of the lease is approximately $755,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an intangible asset. The David Cronheim Mortgage Corporation, an affiliated company of one of the Company’s directors, received $66,500 in mortgage brokerage commissions in connection with obtaining financing for this acquisition.

On September 12, 2013, the Company purchased two newly constructed industrial buildings that are both 100% net leased to FedEx Ground Package System, Inc. through May 30, 2023. One acquisition was a 99,102 square foot industrial building located in Green Bay, WI for $6,570,000. Annual rental revenue over the remaining term of the lease is approximately $468,000. The second acquisition was a 60,398 square foot industrial building located in Stewartville (Rochester), MN for $5,265,000. Annual rental revenue over the remaining term of the lease is approximately $372,000. The Company obtained a $7,350,000 self-amortizing mortgage in connection with both purchases at a fixed interest rate of 4.00% for 12 years and paid the remaining amount from a draw on its unsecured line of credit. This mortgage matures on October 1, 2025. In connection with the acquisitions, the Company completed its evaluation of the acquired leases. As a result of its evaluation, the Company has not allocated any amount to an intangible asset in connection with the Green Bay, WI acquisition and the Company has allocated $45,000 to an intangible asset associated with the lease in-place in connection with the Stewartville (Rochester), MN acquisition.

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Orion, MI for $988,579 in order to construct a 52,154 square foot expansion of the building and a parking lot. In June 2013, the building expansion was substantially complete for a cost of approximately $3,900,000 resulting in an increase in annual rent effective July 1, 2013 from $1,285,265 to $1,744,853. The parking lot expansion was substantially complete in September 2013 for a cost of approximately $1,500,000 resulting in an increase in annual rent effective October 1, 2013 to $1,927,356 through June 30, 2023.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Richfield, OH for $1,655,166 in order to construct a parking lot and a 51,667 square foot expansion of the building. The parking lot expansion was substantially complete in October 2013 and cost approximately $3,100,000. As a result, effective November 1, 2013, the annual rent increased from $644,640 to $1,124,384. The building expansion is expected to cost approximately $3,700,000 and is expected to be completed by October 1, 2014 at which time the annual rent will increase to $1,489,907 through September 30, 2024.

In June 2013, Phase I of a 64,240 square foot building expansion leased to FedEx Ground Package System, Inc. located in Fort Mill, SC was substantially complete for a cost of approximately $3,574,000 resulting in an increase in annual rent effective July 1, 2013 from $1,023,745 to $1,364,761. Phase II of the expansion, which consists of a parking lot expansion, cost approximately $426,000. Phase II was completed in November 2013, resulting in an increase in annual rent effective November 1, 2013 to $1,414,638 through October 30, 2023.

In September 2013, a 51,765 square foot building expansion leased to FedEx Ground Package System, Inc. located in El Paso, TX was substantially complete for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584 to $1,045,261 through September 30, 2023.

Dispositions

On February 19, 2013, the Company sold a 40,560 square foot industrial building in Greensboro, NC with net proceeds to the Company of $1,413,891. At the time of the sale, the property was leased on a month to month basis to Highways & Skyways, of NC, Inc. and the lease was terminated in conjunction with the sale. The Company recognized a $345,794 gain on the sale. The operating results of the property are presented as discontinued operations for the fiscal years ended September 30, 2013, 2012 and 2011. The net proceeds were used to partially fund the Company’s fiscal 2013 acquisitions.

Fiscal 2012

Acquisitions

On October 11, 2011, the Company purchased a 368,060 square foot industrial building located in Streetsboro, OH. The building is 100% net leased to Best Buy Warehousing Logistics, Inc. through January 31, 2022. The purchase price was $19,600,000. The Company obtained a mortgage of $12,740,000 at a fixed interest rate of 5.5% for 10 years and paid the remaining amount with a draw on its unsecured line of credit. This mortgage matures on November 1, 2021. Annual rental income over the remaining term of the lease is approximately $1,582,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an intangible asset.

On October 18, 2011, the Company purchased a 46,253 square foot industrial building located in Corpus Christi, TX. The building is 100% net leased to FedEx Ground Package System, Inc. through August 31, 2021 and is subject to a ground lease with the City of Corpus Christi. The purchase price was $4,992,000. The Company obtained a mortgage of $3,150,000 and paid the remaining amount with a draw on its unsecured line of credit. The mortgage has a fixed interest rate of 5.85% for the first 5 years, and on December 1, 2016, the interest rate will reset to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%. This mortgage matures on November 1, 2021. Annual rental income over the remaining term of the lease (including the ground rent) is approximately $450,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $227,500 to an intangible asset associated with the lease in-place.

On November 9, 2011, the Company purchased a 75,000 square foot industrial building located in Halfmoon, NY. The building is 100% net leased to RGH Enterprises Inc. d/b/a Edgepark Medical Supplies through December 1, 2021. The purchase price was $6,019,000. Initially, the Company used a draw on its Line of Credit to fund this purchase. On January 13, 2012, the Company obtained a mortgage of $4,213,000 at a fixed rate of 5.25% for the first 5 years and repaid the draw under the Line of Credit. On January 13, 2017 and every 5 years thereafter, the interest rate under the mortgage will reset to the 5 year U.S. Treasury yield plus 265 basis points with a minimum rate of 5.25%. This mortgage matures on January 13, 2037. Annual rental income over the remaining term of the lease is approximately $574,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $493,000 to an intangible asset associated with the lease in-place.

On December 20, 2011, the Company purchased a 51,130 square foot industrial building located in Lebanon, OH. The building is 100% net leased to Siemens Real Estate, a division of Siemens Corporation, through April 30, 2019. The purchase price was $5,100,000. The Company obtained a mortgage of $3,030,000 at a fixed rate of 5.55% through December 31, 2016. On January 1, 2017 the interest rate will reset to the lender’s prevailing rate for the remainder of the loan. This mortgage matures on May 1, 2019. There is no prepayment penalty at the interest rate reset date. The Company paid the remaining amount of the purchase price with cash on hand. Annual rental income over the remaining term of the lease is approximately $452,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $684,000 to an intangible asset associated with the lease in-place.

On March 15, 2012, the Company purchased a 234,660 square foot industrial building located in Olive Branch, MS which is in the Memphis, TN metropolitan statistical area (MSA). The building is 100% net leased to Anda Distribution, a distribution division of Watson Pharmaceuticals, Inc., through May 31, 2022. The purchase price was $16,500,000. The Company obtained a mortgage of $11,000,000 at a fixed rate of 4.8%. This mortgage matures on April 1, 2022. The Company paid the remaining amount of the purchase price with cash on hand. Annual rental income over the remaining term of the lease is approximately $1,181,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $1,950,000 to an intangible asset associated with the lease in-place.

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

Dispositions

On October 31, 2011, the Company sold a 37,660 square foot industrial building in Quakertown, Pennsylvania with net proceeds to the Company of $2,553,507. The property was leased to MagiKitch’n, Inc. at the time of the sale through March 31, 2015 and the lease was terminated in conjunction with the sale. The Company recognized an $8,220 loss on the sale. The operating results of the property are presented as discontinued operations in the fiscal years ended September 30, 2012 and 2011. The net proceeds were used to pay down the Company’s Line of Credit.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation, Best Buy Warehousing Logistics, Inc., RGH Enterprises, Inc., Siemens AG, Anda Distribution’s ultimate parent, Actavis and Milwaukee Electric Tool Corporation’s ultimate parent, Techtronic Industries Company Limited are publicly-owned companies and financial information related to these entities is readily available to the Company’s shareholders.

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during the first quarter of fiscal 2014 (see Note 18) and properties acquired during fiscal 2013 and 2012 assuming that the acquisitions had occurred as of October 1, 2011, after giving effect to certain adjustments including (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Mortgage Notes Payable related to the new acquisitions, (c) Depreciation Expense related to the new acquisitions, and (d) Net Income Attributable to Common Shareholders has been reduced by Preferred Dividends related to the proceeds from capital raising used for property acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	2013	2012
Rental Revenues	$54,206,200	$55,244,300
Net Income Attributable to Common Shareholders	15,386,400	14,179,400
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.36	$0.36

NOTE 4 – INTANGIBLE ASSETS

Net intangible assets consist of the estimated value of the leases in-place at acquisition for the following properties and are amortized over the remaining term of the lease:

	September 30, 2013	September 30, 2012

Denver, CO	10,282	$19,222
Hanahan, SC (Norton)	247,309	391,840
Augusta, GA (FDX Gr)	23,493	45,013
Richfield, OH	131,170	171,019
Colorado Springs, CO	93,220	137,966
Griffin, GA	214,364	279,214
Roanoke, VA	137,494	190,134
Wheeling, IL	591,964	825,416
Lakeland, FL	-0-	6,242
El Paso, TX	1,916	232,434
Chattanooga, TN	26	763
Bedford Heights, OH	443	53,696
Orion, MI	178,940	231,922
Topeka, KS	271,330	304,873
Carrollton, TX	35,387	41,951
Ft. Mill, SC	533,050	620,515
Lebanon, TN	223,193	243,796
Rockford, IL	203,220	222,687
Edinburg, TX	447,246	503,288
Corpus Christi, TX	181,618	204,559
Halfmoon, NY	400,462	448,743
Lebanon, OH	520,767	614,043
Olive Branch, MS (Anda Distribution)	1,653,887	1,845,690
Livonia, MI	581,579	-0-
Stewartville (Rochester), MN	45,000	-0-

Total Intangible Assets, net	$6,727,360	$7,635,026

Amortization expense related to these intangible assets was $1,500,700, $1,443,812 and $1,152,848 for the years ended September 30, 2013, 2012 and 2011, respectively. The Company estimates that aggregate amortization expense for existing intangible assets will be approximately $1,319,000, $1,248,000, $972,000, $704,000 and $653,000 for each of the fiscal years 2014, 2015, 2016, 2017 and 2018, respectively.

NOTE 5 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

As of September 30, 2013, the Company had approximately 9,586,000 square feet of property, of which approximately 4,213,000 square feet, or approximately 44%, consisting of forty separate stand-alone leases, was leased to FedEx Corporation (FDX) and its subsidiaries, (10% to FDX and 34% to FDX subsidiaries). These properties are located in eighteen different states. As of September 30, 2013, no other tenant leased more than 5% of the Company’s total square footage with the exception of Milwaukee Electric Tool Corporation, which leased 6%. The tenants that leased more than 5% of total rentable square footage as of September 30, 2013, 2012, and 2011 were as follows:

	2013	2012	2011

FDX and Subsidiaries	44%	43%	47%
Milwaukee Electric Tool Corporation	6%	N/A	N/A
Mead Corporation, subleased to Hallmark Cards, Inc.	N/A	N/A	5%
Cracker Barrel Old Country Store, Inc.	N/A	N/A	5%

During fiscal 2013, the only tenant that accounted for 5% or more of our rental and reimbursement revenue was FDX (including its subsidiaries). The Company’s rental and reimbursement revenue from FDX and its subsidiaries totaled approximately $29,241,000, $27,202,000 and $26,883,000, or 53% (12% to FDX and 41% to FDX subsidiaries), 54% and 56% of total rent and reimbursement revenues for the years ended September 30, 2013, 2012 and 2011, respectively.

NOTE 6 – DISCONTINUED OPERATIONS

Discontinued Operations in fiscal 2013, 2012 and 2011 include the operations of the 40,560 square foot building located in Greensboro, NC which was classified as Held for Sale and sold on February 19, 2013 for net sale proceeds of $1,413,891. In addition, Discontinued Operations in fiscal 2012 and 2011 also include the 37,660 square foot building located in Quakertown, PA which was classified as Held for Sale and was sold on October 31, 2011 for net sale proceeds of $2,553,507. The following table summarizes the components of discontinued operations:

	2013	2012	2011

Rental and Reimbursement Revenue	$32,258	$151,719	$383,579
Real Estate Taxes	(28,474)	(27,324)	(82,506)
Operating Expenses	(37,924)	(53,365)	(51,301)
Depreciation & Amortization	(20,094)	(78,080)	(89,237)
Interest expense	-0-	-0-	(5,717)
Income (Loss) from Operations of Disposed Property	(54,234)	(7,050)	154,818
Gain (Loss) on Sale of Investment Property	345,794	(8,220)	-0-
Income (Loss) from Discontinued Operations	$291,560	$(15,270)	$154,818

Fiscal 2013 includes four and half months of activity for the property located in Greensboro, NC and no activity for the property located in Quakertown, PA. The Gain (Loss) on Sale of Investment Property for fiscal 2013 reflects the gain on sale from the sale of the Greensboro, NC property and fiscal 2012 reflects the loss on sale from the sale of the Quakertown, PA property.

Cash flows from discontinued operations for the year ended September 30, 2013, 2012 and 2011 are combined with the cash flows from operations within each of the three categories presented. Cash flows from discontinued operations were as follows:

	2013	2012	2011

Cash flows from Operating Activities	$(29,080)	$65,522	$241,642
Cash flows from Investing Activities	1,413,891	2,553,507	(12,346)
Cash flows from Financing Activities	-0-	(2,581,355)	(316,943)

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

The following is a listing of investments in debt and equity securities at September 30, 2013:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
American Land Lease, Inc.	A	7.75%	18,000	146,700	433,800
Apollo Commercial Real Estate	A	8.625%	10,000	250,000	253,800
Arbor Realty Trust	B	7.75%	10,000	250,000	235,000
Campus Crest Communities	A	8.00%	10,000	250,000	260,000
CapLease, Inc.	A	8.125%	2,334	41,395	58,350
CapLease, Inc.	B	8.375%	52,403	1,313,304	1,311,123
CBL & Associates Properties, Inc.	D	7.375%	10,000	250,573	249,800
CBL & Associates Properties, Inc.	E	6.625%	40,000	1,000,000	930,800
Cedar Realty Trust Inc.	B	7.25%	32,000	757,972	736,000
Chesapeake Lodging	A	7.75%	20,000	500,000	496,400
Commonwealth REIT	D	6.50%	40,000	930,533	837,200
Corporate Office	L	7.375%	20,000	502,859	497,400
Dynex Capital	A	8.50%	40,000	1,000,000	974,800
EPR Properties	F	6.625%	10,000	250,000	214,400
General Growth Properties	A	6.375%	10,000	250,000	219,000
Glimcher Realty	I	6.875%	10,000	250,000	232,500
Glimcher Realty	H	7.50%	40,000	1,000,000	984,392
Grace Acquisitions I	B	8.75%	31,000	3,720	356,500
Hatteras Financial Corp	A	7.625%	10,000	250,000	228,000
Investors Real Estate	B	7.95%	20,000	500,000	515,000
iStar Financial, Inc.	D	8.00%	42,353	763,526	1,006,310
iStar Financial, Inc.	E	7.875%	68,400	905,020	1,615,608
iStar Financial, Inc.	F	8.00%	36,885	720,437	864,216
iStar Financial, Inc.	I	7.50%	43,883	838,115	991,317
Kilroy Realty	H	6.375%	20,000	500,000	437,000
Kite Realty Group Trust	A	8.25%	24,000	590,047	612,960
Pennsylvania Real Estate Investment Trust	A	8.25%	44,000	1,100,885	1,124,200
Pennsylvania Real Estate Investment Trust	B	7.375%	40,000	1,000,000	960,000
Resource Capital Corporation	B	8.25%	28,200	705,000	648,256
SL Green Realty	I	6.50%	20,000	500,000	464,000
Stag Industrial Inc.	B	6.625%	14,000	338,079	308,000
Summit Hotel	B	7.875%	20,000	500,000	509,200
Supertel Hospitality, Inc.	A	8.00%	17,000	170,005	158,270
Sun Communities	A	7.125%	20,000	500,000	488,598
Taubman Centers	J	6.50%	20,000	500,940	474,400
Terreno Realty	A	7.75%	20,000	500,000	497,000
UMH Properties, Inc. (1)	A	8.25%	200,000	5,000,000	5,120,000
Urstadt Biddle Properties Inc.	F	7.125%	55,000	1,375,000	1,316,700
Winthrop Realty Trust	D	9.25%	35,000	867,305	927,850
Total Equity Securities - Preferred Stock				$ 27,071,415	$ 28,548,150
103

	Interest Rate/	Number of		Estimated Market
Description	Dividend	Shares	Cost	Value

Equity Securities - Common Stock
CapLease, Inc.		26,000	$71,351	$220,740
Getty Realty Corporation		71,400	1,416,719	1,379,608
Gladstone Commercial Corp		65,000	1,102,608	1,167,400
Government Properties Income Trust		30,000	687,493	717,900
Mack-Cali Realty Corporation		70,000	1,787,453	1,535,800
One Liberty Properties, Inc.		12,500	194,684	253,500
Select Income REIT		135,000	3,460,026	3,483,000
UMH Properties, Inc. (1)		779,228	7,325,143	7,737,738
Urstadt Biddle Properties Inc.		20,000	336,250	397,600
Total Equity Securities - Common Stock			$16,381,727	$16,893,286

Debt Securities:
Government National Mortgage Association (GNMA)	6.50%	500,000	9,330	10,304
Total Debt Securities			$9,330	$10,304

Total Securities Available for Sale			$43,462,472	$45,451,740

(1) Investment is an affiliate. See Note No. 12 for further discussion.

The following is a listing of investments in debt and equity securities at September 30, 2012:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
American Land Lease, Inc.	A	7.75%	18,000	$146,700	$424,800
Apollo Commercial Real Estate	A	8.625%	10,000	250,000	256,000
Ashford Hospitality Trust, Inc.	A	8.55%	5,000	124,605	127,350
Campus Crest Communities	A	7.40%	10,000	250,000	270,200
CapLease, Inc.	A	8.125%	4,400	78,036	110,000
CapLease, Inc.	B	8.375%	52,403	1,313,304	1,362,478
CBL & Associates Properties, Inc.	E	6.625%	20,000	500,000	500,000
Cedar Realty Trust Inc.	B	7.25%	32,000	757,972	776,111
Chesapeake Lodging	A	7.75%	20,000	500,000	518,200
Commonwealth REIT	D	6.50%	20,000	468,053	470,000
Corporate Office	L	7.375%	20,000	502,859	515,400
Dynex Capital	A	8.50%	60,000	1,500,000	1,563,000
Glimcher Realty	H	7.50%	40,000	1,000,000	1,021,200
Grace Acquisitions I	B	8.75%	31,000	3,720	137,330
Hatteras Financial Corp	A	7.625%	20,000	500,000	501,800
Investors Real Estate	B	7.95%	20,000	500,000	517,800
iStar Financial, Inc.	D	8.00%	41,753	748,990	865,540
iStar Financial, Inc.	E	7.875%	98,400	1,130,912	1,968,000
iStar Financial, Inc.	F	8.00%	26,885	479,493	537,431
iStar Financial, Inc.	I	7.50%	33,883	602,558	676,305
Kilroy Realty	H	6.375%	20,000	500,000	497,040
Kite Realty Group Trust	A	8.25%	24,000	590,047	622,560
MPG Office Trust, Inc.	A	7.625%	31,600	35,708	712,264
Pennsylvania Real Estate Investment Trust	A	8.25%	44,000	1,100,885	1,160,280
SL Green Realty	I	6.50%	20,000	500,000	500,400
Stag Industrial Inc.	A	9.00%	2,000	49,965	54,540
Supertel Hospitality, Inc.	A	8.00%	17,000	170,005	157,250
Taubman Centers	J	6.50%	20,000	500,940	512,000
Terreno Realty	A	7.75%	20,000	500,000	522,200
UMH Properties, Inc. (1)	A	8.25%	200,000	5,000,005	5,359,400
Winthrop Realty	D	9.25%	35,000	867,305	937,020
Total Equity Securities - Preferred Stock				$ 21,172,062	$ 24,153,899
105

	Interest Rate/	Number of		Estimated Market
Description	Dividend	Shares	Cost	Value

Equity Securities - Common Stock
CapLease, Inc.		26,000	$71,351	$134,420
Commonwealth REIT		390,300	7,272,542	5,682,768
Duke Realty Corporation		40,000	605,754	588,000
First Industrial Realty		80,000	1,016,307	1,051,200
First Potomac Realty		75,454	905,803	971,848
Getty Realty Corporation		247,000	4,928,299	4,433,650
Gladstone Commercial Corp		72,600	1,207,019	1,325,676
Liberty Property Trust		2,000	37,880	72,480
Mack-Cali Realty Corporation		70,000	1,910,740	1,862,000
Medical Properties Trust		90,000	858,324	940,500
Mission West Properties, Inc.		70,000	454,146	609,000
Omega Healthcare		93,000	1,674,591	2,113,890
One Liberty Properties, Inc.		57,000	887,762	1,063,050
Pennsylvania Real Estate Investment Trust		207,100	1,970,256	3,284,606
Select Income REIT		60,000	1,500,949	1,477,200
Senior Housing Properties Trust		100,000	2,140,876	2,178,000
UMH Properties, Inc. (1)		740,923	6,959,460	8,868,854
Urstadt Biddle Properties Inc.		42,542	715,238	860,625
Total Equity Securities - Common Stock			$35,117,297	$37,517,767

Debt Securities:
Government National Mortgage Association (GNMA)	6.50%	500,000	11,877	13,507
Total Debt Securities			$11,877	$13,507

Total Securities Available for Sale			$56,301,236	$61,685,173

(1) Investment is an affiliate. See Note No. 12 for further discussion.

The Company held twenty-six securities that were temporarily impaired investments as of September 30, 2013. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The following is a summary of temporarily impaired securities at September 30, 2013:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$13,740,769	$(683,492)	$158,270	$(11,735)
Common stock	2,915,408	(288,765)	-0-	-0-
Total	$16,656,177	$(972,257)	$158,270	$(11,735)
106

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss

13	10,366,221	$(251,146)	0-5%
9	4,042,026	(351,592)	6-10%
4	2,406,200	(381,254)	11-15%
26	$16,814,447	($983,992)

The Company has determined that these securities are temporarily impaired as of September 30, 2013. The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery. The Company had total net unrealized gains on its securities portfolio of $1,989,268 as of September 30, 2013.

The Company did not have any margin loan balance as of September 30, 2013 and 2012. The margin loan balance, if any, would be collateralized by the securities portfolio.

Dividend income for the years ended September 30, 2013, 2012 and 2011 totaled $3,861,374, $3,144,837, and $2,981,534, respectively. Interest income for the years ended September 30, 2013, 2012 and 2011 totaled $24,546, $213,837 and $118,793, respectively.

The Company received proceeds of $33,476,767, $24,358,392 and $16,090,362 on sales or redemptions of securities available for sale during 2013, 2012 and 2011, respectively. The Company recorded the following Gain (Loss) on Securities Transactions, net:

	2013	2012	2011

Gross realized gains	$7,176,022	$6,066,971	$5,265,715
Gross realized losses	(42,770)	(22,906)	(27,512)
Gain (Loss) on Securities Transactions, net	$7,133,252	$6,044,065	$5,238,203

NOTE 8- MORTGAGE NOTES, LOANS PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES

Mortgage Notes Payable:

Mortgage notes payable represents the principal amounts outstanding as of September 30, 2013. Interest is payable on these mortgages at fixed rates ranging from 3.76% to 8.15%, with a weighted average interest rate of 5.63%.

During the fiscal 2013, the Company entered into four mortgages totaling $41,000,000 in connection with the acquisitions of properties in Livonia, MI, Olive Branch, MS, Roanoke, VA, Green Bay, WI and Stewartville (Rochester), MN described in Note 3 above.

The following is a summary of mortgage notes payable at September 30, 2013 and 2012:

Property		Fixed Rate	Maturity Date	Balance 9/30/13	Balance 9/30/12

Montgomery, IL		6.50%	11/01/12	$-0-	$5,149,186
Tolleson, AZ	(1)	5.80%	12/01/12	-0-	5,233,830
Ft. Myers, FL		6.33%	12/01/12	-0-	2,126,128
Liberty, MO		7.07%	03/01/13	-0-	259,672
Fayetteville, NC		6.63%	06/01/13	-0-	3,393,480
Augusta, GA (FDX)		6.63%	06/01/13	-0-	1,075,398
Lakeland, FL		6.63%	06/01/13	-0-	1,314,513
Rockford, IL	(2)	5.50%	12/10/13	1,803,522	1,850,372
Burr Ridge, IL	(3)	8.00%	01/01/14	-0-	127,858
Omaha, NE	(4)	7.15%	01/01/14	-0-	566,053
Charlottesville, VA		6.90%	07/01/14	238,050	506,266
Tampa, FL (TB Grand Prix)		5.71%	03/01/15	2,403,192	2,547,002
Richmond, VA (FDX)		6.12%	12/01/15	1,206,766	1,692,150
St. Joseph, MO		8.12%	03/01/16	2,236,364	3,041,207
Newington, CT		8.10%	04/01/16	662,243	883,732
Beltsville, MD		7.53%	05/01/16	1,597,004	2,122,686
Beltsville, MD	(5)	5.25%	05/01/16	5,302,567	5,498,374
Cudahy, WI		8.15%	05/01/16	1,174,964	1,554,081
Wheeling, IL		5.68%	09/05/16	4,372,283	4,792,255
Griffin, GA		6.37%	10/01/16	7,847,072	8,219,757
Granite City, IL		7.11%	11/01/16	2,917,644	3,711,003
Jacksonville, FL		6.92%	12/01/16	988,961	1,251,257
Jacksonville, FL	(6)	6.00%	12/01/16	1,300,000	1,300,000
Monroe, NC		7.11%	12/01/16	1,272,947	1,609,176
El Paso, TX		5.50%	01/05/17	4,258,425	4,556,424
Bedford Heights, OH		5.96%	04/01/17	3,186,570	3,334,608
Chattanooga, TN		5.96%	05/01/17	2,183,587	2,370,566
Elgin, IL		6.97%	05/01/17	1,737,279	2,139,149
Hanahan, SC (Norton)		7.36%	05/01/17	6,538,409	6,806,437
Roanoke, VA		5.96%	05/30/17	3,367,071	3,617,193
Edwardsville, KS		7.38%	07/01/17	1,785,428	2,184,083
Kansas City, MO		6.11%	08/01/17	2,638,007	2,754,812
Orion, MI		6.57%	08/01/17	10,030,070	10,453,436
Cheektowaga, NY		6.78%	10/01/17	1,173,488	1,414,778
Punta Gorda, FL		6.29%	10/01/17	2,330,813	2,430,666
Cocoa, FL		6.29%	12/01/17	5,911,070	6,159,845

Property		Fixed Rate	Maturity Date	Balance 9/30/13	Balance 9/30/12
Richfield, OH		5.22%	01/01/18	4,036,193	4,323,512
Tampa, FL (FDX)		5.65%	04/01/18	$4,559,214	$4,755,184
West Chester Twp, OH		6.80%	06/01/18	2,727,928	2,918,809
Orlando, FL		6.56%	10/01/18	4,985,079	5,172,705
Tampa, FL (FDX Gr)		6.00%	03/01/19	8,557,245	9,125,605
Lebanon, OH	(7)	5.55%	05/01/19	2,886,513	2,974,113
Lebanon, TN		7.60%	07/10/19	8,207,937	8,364,855
Ft Mill, SC		7.00%	10/10/19	3,443,109	3,881,926
Denver, CO		6.07%	11/01/19	1,892,648	2,138,347
Hanahan, SC (FDX Gr)		5.54%	01/21/20	1,846,486	2,079,725
Augusta, GA (FDX Gr)		5.54%	02/01/20	1,343,140	1,512,799
Huntsville, AL		5.50%	03/01/20	1,351,316	1,517,136
Colorado Springs, CO		5.41%	01/01/21	2,100,670	2,331,135
Romulus, MI	(8)	5.50%	07/01/21	2,638,437	2,811,133
Topeka, KS		6.50%	08/10/21	2,004,767	2,192,408
Edinburg, TX	(9)	5.85%	09/30/21	4,303,037	4,569,920
Streetsboro, OH		5.50%	11/01/21	11,940,984	12,387,391
Corpus Christi, TX	(10)	5.85%	11/01/21	2,838,458	3,012,724
Olive Branch (Anda Distribution), MS		4.80%	04/01/22	10,329,576	10,807,516
Waco, TX		4.75%	08/01/22	5,553,243	5,781,464
Houston, TX		6.88%	09/10/22	4,266,567	4,597,844
Tolleson, AZ	(1)	3.95%	11/01/22	7,447,132	-0-
Olive Branch (Milwaukee Tool), MS		3.76%	01/01/23	16,497,370	-0-
Memphis, TN	(11)	4.50%	01/01/24	8,822,604	9,478,694
Oklahoma City, OK		4.35%	06/01/24	5,728,853	6,134,146
Carrollton (Dallas), TX		6.75%	02/01/25	9,870,730	10,426,352
Green Bay, WI	(12)	4.00%	10/01/25	4,080,227	-0-
Stewartville (Rochester), MN	(12)	4.00%	10/01/25	3,269,773	-0-
Carlstadt, NJ		5.25%	05/15/26	2,316,910	2,442,483
Roanoke, VA (FDX Gr)		3.84%	07/01/26	6,584,020	-0-
Livonia (Detroit), MI		4.45%	12/01/26	9,126,833	-0-
Halfmoon, NY	(13)	5.25%	01/13/37	4,072,587	4,158,552
Total Mortgage Notes Payable				$250,093,382	$237,943,911

(1)	Loan was refinanced on October 23, 2012 for $8,000,000 at a fixed rate of 3.95% due November 1, 2022. The David Cronheim Mortgage Corporation, an affiliated company of one of the Company’s directors, received $80,000 in mortgage brokerage commissions in connection with obtaining financing.
(2)	Loan was fully paid December 6, 2013.
(3)	Loan was fully paid June 2013.
(4)	Loan was fully paid July 2013.
(5)	Interest rate was fixed at 6.65% for the first 3 years. Interest rate is adjusted every 3 years to the Federal Home Loan Bank of New York rate plus 325 basis points with a floor of 6.5%. Effective July 1, 2012, the interest rate was adjusted from 6.65% to 6.5%. Effective August 1, 2013, the 6.5% floor was removed and the interest rate was reduced to 5.25%
(6)	Loan is interest only.
(7)	Interest rate is fixed at 5.55% through December 31, 2016. On January 1, 2017 the interest rate resets to the lender’s prevailing rate.
(8)	Interest rate is fixed at 5.5% for the first 5 years. On July 1, 2016, the interest rate resets to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%.
(9)	Interest rate is fixed at 5.85% for the first 5 years. On November 1, 2016, the interest rate resets to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%.
(10)	Interest rate is fixed at 5.85% for the first 5 years. On December 1, 2016, the interest rate resets to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.5%.
(11)	On December 15, 2011 the Company refinanced the existing mortgage balance of $9,432,309 at an interest rate of 6.25% due October 15, 2014 for a new $9,900,000 mortgage, which matures on January 1, 2024 at a fixed interest rate of 4.5%.
(12)	One $7,350,000 loan is secured by both Green Bay, WI and Stewartville (Rochester), MN.
(13)	Interest rate is fixed at 5.25% for the first 5 years. Commencing on January 13, 2017, the interest rate is adjusted every 5 years to the 5 year U.S. Treasury yield plus 265 basis points with a floor of 5.25%.
109

Principal on the foregoing debt at September 30, 2013 is scheduled to be paid as follows:

Year Ending September 30,	2014	$21,583,903
	2015	22,826,108
	2016	34,224,433
	2017	41,738,903
	2018	31,793,348
	Thereafter	97,926,687
		$250,093,382

The above table does not include $48,905,000 of mortgage loans obtained in connection with the purchases of five properties totaling $73,861,000 during the first quarter of fiscal 2014 at fixed rates ranging between 3.45% to 4.58%. In addition, the above table does not include a commitment the Company has entered into to obtain a 3.95% fixed rate $14,000,000 mortgage loan in connection with a $23,514,000 commitment the Company has entered into to purchase a property.

Loans Payable:

Two River Community Bank and The Bank of Princeton

The Company has total loans payable of $5,200,000 consisting of a $2,500,000 loan secured by 200,000 shares of UMH 8.25% Series A preferred stock with Two River Community Bank at an annual interest rate of 4.9%, maturing November 29, 2016 with interest only payments through November 2014 and a $2,700,000 loan secured by 615,065 shares of UMH common stock with The Bank of Princeton at a variable annual interest rate of prime plus 0.75% with a floor of 4.5%, maturing on March 9, 2017. The interest rate on the $2,700,000 loan with The Bank of Princeton was 4.5% as of September 30, 2013.

Capital One, N.A.

On June 25, 2013, the Company entered into an agreement that renewed and expanded its $20,000,000 unsecured revolving credit, which was set to mature on June 30, 2013. The renewed unsecured line of credit is syndicated with two banks led by Capital One, National Association, as joint lead arranger, administrative agent and sole book runner, and includes Bank of Montreal, as joint lead arranger and documentation agent. The renewed unsecured line of credit has been increased to $40,000,000 with an accordion feature up to $60,000,000, subject to various conditions, as defined in the agreement. The renewed unsecured line of credit matures June 2016, has a one-year extension option, and borrowings bear interest at LIBOR plus 175 basis points to 250 basis points, depending on the Company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings bear interest at LIBOR plus 185 basis points which was 2.03% as of September 30, 2013. The previous $20,000,000 unsecured line of credit did not have an extension option and borrowings bore interest at LIBOR plus 200 basis points to 250 basis points, depending on the amount drawn down on the unsecured line of credit. As of September 30, 2013, there was a $17,000,000 outstanding balance under the unsecured line of credit. During the first quarter of fiscal 2014, the Company drew down an additional $23,000,000 on the unsecured line of credit.

Margin Loans

The Company uses a margin loan for purchasing securities, for temporarily funding of acquisitions, and for working capital purposes. This loan is due on demand and is collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and was 2.0% as of September 30, 2013 and 2012. At September 30, 2013 and 2012, there were no draws against the margin loan.

Convertible Subordinated Debentures

Pursuant to notice given on October 29, 2012, the Company’s subsidiary redeemed its 8% 2013 and 8% 2015 Debentures outstanding on November 30, 2012 for the full principal amount plus accrued interest to November 30, 2012. Between October 1, 2012 and November 30, 2012, $3,500,000 of the Debentures were converted to 382,091 shares of common stock and $5,115,000 of the Debentures were redeemed.

During fiscal 2012 and prior to the redemption on November 30, 2012, the Company’s subsidiary repurchased, at par, $150,000 of the 8% 2015 Debentures. In addition, during fiscal 2012, $150,000 of the 8% 2013 Debentures was converted at the option of the holder into 16,375 shares of the Company’s common stock.

NOTE 9 - OTHER LIABILITIES

Other liabilities consist of the following:

	9/30/13	9/30/12

Rent paid in advance	$2,234,099	$1,728,602
Unearned reimbursement revenue	927,697	897,155
Tenant security deposits	222,903	216,408
Below-market lease intangible liability	101,585	160,953
Other	141,346	176,765
Total	$3,627,630	$3,179,883

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

The Company accounts for stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).

Stock Options

During fiscal 2013, 2012 and 2011, one employee was granted options to purchase 65,000 shares each fiscal year. The fair value of these options was $39,991, $31,850, and $39,650 in fiscal 2013, 2012, and 2011, respectively based on the assumptions below and is being amortized over a one-year vesting period. The remaining unamortized stock option expense was $9,998 as of September 30, 2013 and that amount will be expensed in fiscal 2014.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2013, 2012 and 2011:

	2013	2012	2011

Dividend yield	5.74%	6.43%	6.88%
Expected volatility	18.84%	19.24%	20.51%
Risk-free interest rate	1.18%	1.41%	2.77%
Expected lives (years)	8	8	8
Estimated forfeitures	-0-	-0-	-0-

A summary of the status of the Company’s stock option plan as of September 30, 2013, 2012 and 2011 is as follows:

		2013		2012		2011
	2013 Shares	Weighted Average Exercise Price	2012 Shares	Weighted Average Exercise Price	2011 Shares	Weighted Average Exercise Price

Outstanding at beginning of year	859,430	$8.05	1,151,200	$7.90	1,378,600	$7.81
Granted	65,000	10.46	65,000	9.33	65,000	8.72
Exercised	(156,375)	8.32	(329,150)	7.77	(285,850)	7.63
Expired/Forfeited	(17,685)	8.70	(27,620)	7.81	(6,550)	8.70
Outstanding at end of year	750,370	8.19	859,430	8.05	1,151,200	7.90

Exercisable at end of year	685,370		794,430		1,086,200

Weighted-average fair
value of options granted
during the year		$0.62		$0.49		$0.61

The following is a summary of stock options outstanding as of September 30, 2013:

Date of Grant	Number of Grants	Number of Shares	Option Price	Expiration Date

08/02/06	1	65,000	8.15	08/02/14
09/12/06	5	90,000	8.04	09/12/14
01/22/07	5	35,370	8.05	01/22/15
12/12/07	1	65,000	8.22	12/12/15
03/10/08	4	85,000	7.80	03/10/16
10/20/08	5	150,000	7.25	10/20/16
01/05/10	1	65,000	7.22	01/05/18
01/03/11	1	65,000	8.72	01/03/19
01/03/12	1	65,000	9.33	01/03/20
01/03/13	1	65,000	10.46	01/03/21
		750,370

The aggregate intrinsic value of options outstanding as of September 30, 2013, 2012 and 2011 was $767,777, $2,696,071 and $245,940, respectively. The intrinsic value of options exercised in fiscal 2013, 2012 and 2011 was $352,346, $196,066, and $209,449, respectively. The weighted-average remaining contractual term of the above options was 3.3, 3.3 and 3.4 years as of September 30, 2013, 2012 and 2011, respectively.

Restricted Stock

In July 2013 the Company awarded 10,000 shares of restricted stock to one participant and in September 2012 the Company awarded 67,800 shares of restricted stock to seventeen participants from the 2007 Plan. The grant date fair value of restricted stock grants awarded to participants was $98,700 and $780,360 in fiscal 2013 and 2012, respectively.  These grants vest over five years. As of September 30, 2013, there remained a total of $950,183 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2007 plan and outstanding at that date.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 3.4 years.  For the years ended September 30, 2013, 2012 and 2011, amounts charged to compensation expense related to restricted stock grants totaled $329,148, $593,811 and $163,150, respectively. The amount charged for the year ended September 30, 2012, includes a one-time charge of $210,510 for restricted stock grants awarded to a participant who is of retirement age and therefore their entire amount of measured compensation cost has been recognized at grant date and a one-time charge of $107,937 related to the portion of restricted stock allocated to Severance expense related to Ms. Vecere as further described in Note 12.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2013 and 2012, and changes during the fiscal 2013 and 2012 years are presented below:

		2013		2012		2011
	2013 Shares	Weighted-Average Grant Date Fair Value	2012 Shares	Weighted-Average Grant Date Fair Value	2011 Shares	Weighted-Average Grant Date Fair Value

Nonvested at beginning of year	150,682	$9.11	126,262	$8.29	69,355	$7.85
Granted	10,000	9.87	67,800	11.51	75,400	8.59
Dividend Reinvested Shares	9,534	9.69	7,654	9.84	5,021	7.82
Vested	(38,550)	(9.49)	(45,615)	(10.62)	(12,427)	(7.85)
Forfeited	-0-	-0-	(5,419)	(7.85)	(11,087)	(7.85)
Nonvested at end of year	131,666	$9.07	150,682	$9.11	126,262	$8.29
113

As of September 30, 2013, there were 744,646 shares available for grant as stock options or restricted stock under the 2007 Plan.

NOTE 11 - INCOME FROM LEASES

The Company derives income primarily from operating leases on its commercial properties. In general, these leases are written for periods up to ten years with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum base rents due under noncancellable leases as of September 30, 2013 are approximately scheduled as follows:

Fiscal Year	Amount
2014	$49,445,000
2015	47,667,000
2016	45,046,000
2017	39,579,000
2018	32,144,000
thereafter	92,512,000
Total	$306,393,000

NOTE 12 - RELATED PARTY TRANSACTIONS

Eugene W. Landy, the Company’s Chairman of the Board, executed an Employment Agreement on December 9, 1994, which was amended on June 26, 1997 (the “First Amendment”), on November 5, 2003 (the “Second Amendment”), on April 1, 2008 (the “Third Amendment”), on July 1, 2010 (the “Fourth Amendment”), and on April 25, 2013 (the “Fifth Amendment”) – collectively, the “Amended Employment Agreement”. Pursuant to the Amended Employment Agreement, Mr. Eugene Landy’s base salary is $275,000 per year. He is entitled to receive pension payments of $50,000 per year through 2020; in fiscal 2013, the Company accrued $59,838 in additional compensation expense related to the pension benefits. Mr. Eugene Landy was awarded an Outstanding Leadership Achievement Award in the amount of $300,000 per year for three years for a total of $900,000, which has been fully paid to him. Mr. Eugene Landy’s incentive bonus schedule is detailed in the Fourth Amendment and is based on progress toward achieving certain target levels of growth in market capitalization, funds from operations and dividends per share. Pursuant to the Amended Employment Agreement, Mr. Eugene Landy will receive each year an option to purchase 65,000 shares of the Company common stock. Mr. Eugene Landy is entitled to five weeks paid vacation, and he is entitled to participate in the Company’s employee benefits plans.

The Amended Employment Agreement provides for aggregate severance payments of $500,000, payable to Mr. Eugene Landy upon the termination of his employment for any reason, in increments of $100,000 per year for five years. He is entitled to disability payments in the event of his disability (as defined in the Amended Employment Agreement) for a period of three years, equal to his base salary. The Amended Employment Agreement provides for a death benefit of $500,000, payable to Mr. Eugene Landy’s designated beneficiary. Upon the termination of Mr. Eugene Landy’s employment following or as a result of certain types of transactions that lead to a significant increase in the Company’s market capitalization, the Amended Employment Agreement provides that Mr. Eugene Landy will receive a grant of 35,000 to 65,000 shares of the Company common stock, depending on the amount of the increase in the Company’s market capitalization; all of his outstanding options to purchase shares of the Company common stock will become immediately vested, and he will be entitled to continue to receive benefits under the Company’s health insurance and similar plans for one year. In the event of a change in control of the Company, Eugene W. Landy shall receive a lump sum payment of $2,500,000, provided that the sale price of the Company is at least $10 per share of common stock. A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company. This change of control provision shall not apply to any combination between the Company and UMH. Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes. The Amended Employment Agreement is terminable by the Company’s Board of Directors at any time by reason of Mr. Eugene Landy’s death or disability or for cause, which is defined in the Amended Employment

Agreement as a termination of the agreement if the Company’s Board of Directors determines in good faith that Mr. Eugene Landy failed to substantially perform his duties to the Company (other than due to his death or disability), or has engaged in conduct the consequences of which are materially adverse to the Company, monetarily or otherwise. Upon termination of the Amended Employment Agreement, Mr. Eugene Landy will remain entitled to the disability, severance, death and pension benefits provided for in the Amended Employment Agreement. Eugene W. Landy received $36,750, $27,250 and $25,000 during 2013, 2012 and 2011 as Director. The firm of Eugene W. Landy received $-0-, $-0-, and $17,500 during 2013, 2012 and 2011, respectively, as legal fees.

The Company had a note receivable from Mr. Eugene W. Landy with a balance of $984,375 at September 30, 2011. This note was signed on April 30, 2002 and was fully repaid on April 11, 2012. The interest rate was fixed at 5% and the note was collateralized by 150,000 shares of the Company stock. The Company earned interest income on this note of $24,610 and $49,219 for the fiscal years ended September 30, 2012 and 2011, respectively.

Effective January 1, 2009, the Company and Michael P. Landy, Chairman of the Executive Committee and Executive Vice President, entered into a three-year employment agreement, under which Mr. Michael Landy receives an annual base salary of $190,575 for calendar year 2009 with increases of 5% for each of calendar years 2010 and 2011, plus bonuses and customary fringe benefits. The employment agreement renews for successive one-year terms, unless either party gives written notice of termination to the other party. On January 13, 2011, Mr. Michael Landy was appointed Chief Operating Officer and continued as Chairman of the Company’s Executive Committee. Effective January 19, 2011, Mr. Michael Landy’s employment contract with the Company was amended to increase his base salary for calendar year 2011 to $285,109 annually. Effective January 1, 2012, the Company and Michael P. Landy entered into a three-year employment agreement, under which Mr. Landy receives an annual base salary of $315,000 for calendar year 2012 with increases of 5% for each of calendar years 2013 and 2014, plus bonuses and customary fringe benefits. Effective April 9, 2013, Michael P. Landy was appointed President and Chief Executive Officer. Effective October 1, 2013, the Company and Michael P. Landy entered into a three-year employment agreement, under which Mr. Landy receives an annual base salary of $500,000 for fiscal year 2014 with increases of 5% for each of fiscal years 2015 and 2016, plus bonuses and customary fringe benefits. Mr. Landy’s incentive bonus schedule is based on progress toward achieving certain target levels of growth in market capitalization, funds from operations and dividends per share. Mr. Landy will also receive four weeks vacation. The Company will reimburse Mr. Landy for the cost of a disability insurance policy such that, in the event of Mr. Landy’s disability for a period of more than 90 days, Mr. Landy will receive benefits up to 60% of his then-current salary. In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Landy may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement. If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Landy shall be entitled to the greater of the base salary due under the remaining term of the agreement or two years’ compensation at the date of termination, paid monthly over the remaining term or life of the agreement. Approximately 25% of Mr. Landy’s compensation was allocated to UMH pursuant to a cost sharing agreement between the Company and UMH. Effective July 1, 2012, 100% of Mr. Landy’s compensation has been allocated to the Company. Mr. Michael Landy received $36,750, $27,250 and $25,000 during 2013, 2012 and 2011 respectively, as Director.

Effective January 1, 2013, the Company and Kevin S. Miller entered into a three-year employment agreement, under which Mr. Miller receives an annual base salary of $220,000 for calendar year 2013 with increases of 5% for each of calendar years 2014 and 2015, plus bonuses and customary fringe benefits. Mr. Miller will also receive four weeks vacation. The Company will reimburse Mr. Miller for the cost of a disability insurance policy such that, in the event of Mr. Miller’s disability for a period of more than 90 days, Mr. Miller will receive benefits up to 60% of his then-current salary. In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Miller will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Miller may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement. If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Miller shall be entitled to one year’s base salary at the date of termination, paid monthly over the remaining term or life of the agreement.

The Company amended the employment agreement with Maureen E. Vecere, who was appointed the Company’s Chief Financial and Accounting Officer on June 2, 2010. Prior to that date, Ms. Vecere was the Company’s Controller and Treasurer since 2003. If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Vecere would be entitled to the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement. On May 31, 2012, Ms. Vecere passed away. In June 2012, the Company incurred a one-time $832,000 severance expense to the Estate of Maureen E. Vecere.

During fiscal 2010, the Company executed an employment agreement with Cynthia J. Morgenstern. Effective November 8, 2010, Cynthia J. Morgenstern's employment as Executive Vice President terminated. In accordance with her Employment Agreement, she resigned from the Board of Directors. On January 31, 2011, the Company paid $275,000 as severance to Ms. Morgenstern.

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and CMS. Daniel Cronheim received $36,750, $27,250 and $25,000 for Director’s fees in 2013, 2012 and 2011, respectively. The David Cronheim Company received $-0-, $15,950 and $15,400 in lease commissions in 2013, 2012 and 2011, respectively. The David Cronheim Mortgage Corporation, an affiliated company of CMS, received $241,500, $161,000 and $-0- in mortgage brokerage commissions in 2013, 2012 and 2011, respectively.

During fiscal 2011 and through January 31, 2012, the Company was subject to management contracts with CMS for a fixed annual fee of $380,000. On February 1, 2012, the management fee contract was increased to $410,000 per annum. During 2012 and 2011, the Company also agreed to reimburse CMS for fees paid to subagents. CMS provided sub-agents as regional managers for the Company’s properties. The Company paid CMS management fees (net of allocation to the minority owner of the Somerset, New Jersey shopping center) of $562,452 and $547,751 for fiscal 2012 and 2011, respectively, for the management of the properties subject to the management contract. Effective August 1, 2012, the Company’s management contract with CMS terminated and the Company became a fully integrated and self-managed real estate company.

Subsequent to the termination of the CMS management contract, the Company paid subagent fees directly to the subagents in the amount of $228,476 for fiscal year ended 2013.

Since August 1, 2012, the Company compensates Robert Cronheim (Real Estate Advisor) $8,333 per month in recognition of his services for past years and continued advice and insight. The Company intends to continue these monthly payments through September 2014.

The industrial property in Carlstadt, New Jersey is owned by Palmer Terrace Realty Associates, LLC. The Company owns 51% of Palmer Terrace Realty Associates, LLC. This property is managed by Marcus Associates, an entity affiliated with the 49% noncontrolling interest. Management fees paid to Marcus Associates for each of the fiscal years ended 2013, 2012 and 2011 totaled $15,804.

There are six Directors of the Company who are also Directors and shareholders of UMH. During 2011, the Company purchased 200,000 shares of the UMH Series A 8.125% preferred stock in a public offering for $5,000,000. The Company holds common and preferred stock of UMH in its securities portfolio. See Note 7 for current holdings. During 2011, the Company repurchased $5,000,000 in 8% Debentures due 2015 held by UMH.

The Company shares 2 officers and 2 additional employees with UMH. Some general and administrative expenses were allocated between the Company and UMH based on use or services provided. Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each affiliated company. Shared expenses are allocated between the Company and UMH based on usage by each company. These allocations are reviewed by our audit committee.

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

Federal Excise Tax

The Company does not have a Federal excise tax liability for the calendar years 2013, 2012 and 2011, since it intends to or has distributed all of its annual income.

Reconciliation Between U.S. GAAP Net Income and Taxable Income

The following table reconciles net income attributable to common shares to taxable income for the years ended September 30, 2013, 2012 and 2011:

	2013 Estimated (unaudited)	2012 Actual	2011 Actual
Net income (loss) applicable to common shareholders	$12,788,214	$13,171,369	$11,338,979
Book / tax difference on gains / (losses) from capital transactions	(7,133,252)	(7,394,703)	(5,166,203)
Stock option expense	329,148	598,311	163,150
Deferred compensation	-0-	-0-	54,608
Other book / tax differences, net	(994,963)	(1,062,223)	(835,594)

Taxable income before adjustments	4,989,147	5,312,754	5,554,940
Add/(Less) capital gains (losses)	5,933,252	4,759,047	2,908,322
Estimated taxable income subject to 90% dividend requirement	$10,922,399	$10,071,801	$8,463,262
117

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended September 30, 2013, 2012 and 2011:

	2013
	Estimated (unaudited)	2012 Actual	2011 Actual

Cash dividends paid	$25,415,875	$23,716,598	$21,161,033
Less: Portion designated capital (gains) losses distribution	(5,933,252)	(4,759,047)	(2,908,322)
Less: Return of capital	(5,895,496)	(3,372,625)	(5,403,932)
Estimated dividends paid deduction	$13,587,127	$15,584,926	$12,848,779

NOTE 14 - SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Common Stock

The Company implemented a dividend reinvestment and stock purchase plan (the DRIP) effective December 15, 1987, as amended. Under the terms of the DRIP and subsequent amendments, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at a discounted price (approximately 95% of market value) directly from the Company, from authorized but unissued shares of the Company common stock. According to the terms of the DRIP, shareholders may also purchase additional shares by making optional cash payments monthly. On March 13, 2012, the Company temporarily suspended its DRIP and as of August 2, 2012, the DRIP was reinstated.

Amounts received in connection with the DRIP and shares issued in connection with the DRIP for the fiscal years ended September 30, 2013, 2012 and 2011 was as follows:

	2013	2012	2011

Amounts received	$31,119,351	$13,094,616	$19,372,335
Less: Dividend reinvestments	6,781,345	2,425,032	5,281,032
Amounts received, net	$24,338,006	$10,669,584	$14,091,303

Number of Shares Issued	3,243,351	1,503,904	2,478,735

The following cash distributions were paid to common shareholders during the years ended September 30, 2013, 2012 and 2011:

	2013		2012		2011

Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

December 31	$6,134,523	$ 0.15	$5,589,111	$ 0.15	$5,114,841	$ 0.15
March 31	6,276,824	0.15	6,025,106	0.15	5,224,513	0.15
June 30	6,414,273	0.15	6,035,531	0.15	5,358,515	0.15
September 30	6,590,255	0.15	6,066,850	0.15	5,463,164	0.15
	$25,415,875	$ 0.60	$23,716,598	$ 0.60	$21,161,033	$ 0.60

On October 1, 2013 the Company declared a dividend of $0.15 per share to be paid on December 16, 2013 to shareholders of record as of the close of business on November 15, 2013.

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

The annual dividend of the Series A Preferred Stock is $1.90625 per share, or 7.625% of the $25.00 per share liquidation value and is payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Series A Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Since December 5, 2011, at any time and from time to time, the Series A Preferred Stock can be redeemed in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

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

The Company has declared and paid the following dividends on the Series A Preferred Stock for the years ended September 30, 2013, 2012 and 2011:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/12	11/15/12	12/17/12	1,019,725	$0.4765625
1/13/13	2/15/13	3/15/13	1,019,726	0.4765625
4/9/13	5/15/13	6/17/13	1,019,725	0.4765625
7/1/13	8/15/13	9/16/13	1,019,726	0.4765625
			$4,078,902	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/4/11	11/15/11	12/15/11	1,019,804	$0.4765625
1/18/12	2/15/12	3/15/12	1,019,805	0.4765625
4/18/12	5/15/12	6/15/12	1,019,805	0.4765625
7/9/12	8/15/12	9/17/12	1,019,805	0.4765625
			$4,079,219	$1.90625
119

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/6/10	11/15/10	12/15/10	1,019,804	$0.4765625
1/13/11	2/15/11	3/15/11	1,019,805	0.4765625
4/7/11	5/16/11	6/15/11	1,019,805	0.4765625
7/11/11	8/15/11	9/15/11	1,019,805	0.4765625
			$4,079,219	$1.90625

On October 1, 2013, the Company declared a quarterly dividend of $0.4765625 per share of its Series A Preferred Stock to be paid December 16, 2013 to shareholders of record as of the close of business on November 15, 2013.

On June 7, 2012 and June 21, 2012, the Company issued 2,000,000 and 300,000 shares, respectively, of 7.875% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (Series B Preferred Stock), at an offering price of $25.00 per share in an underwritten public offering. The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $55,033,000 and used the net proceeds from the offering to purchase properties in the ordinary course of business and for general corporate purposes. Dividends on the Series B preferred shares are cumulative from the date any Series B preferred shares were first issued and payable quarterly at an annual rate of $1.96875 per share. The Series B Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock and equal to any equity securities that we may issue in the future, the terms of which specifically provide that such equity securities rank equal to the Series B Preferred Stock. As of September 30, 2013, the Company had outstanding 2,300,000 shares of Series B Preferred Stock, with an aggregate liquidation preference of $57,500,000.

The annual dividend of the Series B Preferred Stock is $1.96875 per share, or 7.875% of the $25.00 per share liquidation value and is payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Series B Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series B Preferred Stock is not redeemable prior to June 7, 2017. On and after June 7, 2017, at any time and from time to time, the Series B Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

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

The Company has declared and paid the following dividends on the Series B Preferred Stock for the year ended September 30, 2013 and 2012:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/12	11/15/12	12/17/12	1,132,032	$0.4765625
1/13/13	2/15/13	3/15/13	1,132,033	0.4765625
4/9/13	5/15/13	6/17/13	1,132,032	0.4765625
7/1/13	8/15/13	9/16/13	1,132,033	0.4765625
			$4,528,130	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

7/9/12	8/15/12	9/17/12	$1,056,563	$0.459375
			$1,056,563	$0.459375

On October 1, 2013, the Company declared a quarterly dividend of $0.4921875 per share to be paid December 16, 2013 to shareholders of record as of the close of business on November 15, 2013.

Repurchase of Stock

On January 16, 2013, the Board of Directors reaffirmed its Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The repurchase program was originally created on March 3, 2009 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. During fiscal year 2009, the Company purchased 5,000 shares of its common stock for $4.98 per share for a total $24,905 on the open market. There were no purchases under the repurchase program in fiscal years 2012 or 2011. During the fiscal year ended 2012, the Company distributed the 5,000 shares which were held in treasury to shareholders through the Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company holds no shares in treasury as of September 30, 2013. The maximum dollar value that may be purchased under the repurchase program as of September 30, 2013 is $10,000,000.

NOTE 15 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets was determined using the following inputs at September 30, 2013:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:
Securities available for sale	$45,451,740	$45,451,740	$-0-	$-0-
September 30, 2012:
Securities available for sale	$61,685,173	$61,685,173	$-0-	$-0-

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

The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate mortgage notes payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. At September 30, 2013, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate mortgage notes payable amounted to $259,303,000 and $250,093,382, respectively.

NOTE 16 - CASH FLOW

During fiscal years 2013, 2012 and 2011, the Company paid cash for interest of $15,339,168, $14,834,331 and $14,890,277, respectively.

During fiscal years 2013, 2012 and 2011, the Company had $6,781,345, $2,425,032 and $5,281,032, respectively, of dividends which were reinvested that required no cash transfers.

During fiscal year 2013, $3,500,000 in principal amount of the Debentures were converted to 382,091 shares of common stock.

During fiscal year 2012, $150,000 of the 2013 Debentures was converted at the option of the holder into 16,375 shares of the Company’s common stock.

During fiscal year 2011, the Company assumed mortgages in connection with the acquisitions of the two industrial properties in Lebanon, Tennessee and Rockford, Illinois with a balance of $10,577,988 upon assumption.

NOTE 17 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company can be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

As further described in Note 18, during the first quarter of fiscal 2014, the Company purchased five industrial properties totaling approximately 1,122,000 square feet with net-leased terms ranging from ten to twenty years, of which approximately 237,000 square feet or 21% is leased to FedEx Ground Package System, Inc. The purchase price for the five properties was approximately $73,861,000 and they are located in Kansas, Kentucky, Oklahoma, Pennsylvania and Texas. The funds for these acquisitions were provided by mortgages of approximately $48,905,000 on the properties, draws on an unsecured line of credit and cash on hand. In addition to the five properties purchased during the first quarter of fiscal 2014, we have entered into agreements to purchase three new build-to-suit, industrial buildings that are currently being developed in Indiana, Illinois and Texas totaling approximately 690,000 square feet to be net-leased for 10 or more years to subsidiaries of FDX, consisting of 362,000 square feet or 52% to FedEx Ground Package System, Inc. and 328,000 square feet or 48% to FedEx SmartPost, Inc., a division of FedEx Ground Package System, Inc. The purchase price for the three properties is approximately $48,789,000. Subject to satisfactory due diligence, we anticipate closing these three transactions during fiscal 2014. In connection with the purchase commitment for the 328,000 square foot facility to be leased to FedEx SmartPost, the Company has entered into a commitment to obtain a $14,000,000 mortgage at a fixed rate of 3.95%.

As of September 30, 2013 the Company has entered into commitments for the expansion of existing properties located at four properties in Orion, MI; Richfield, OH; Fort Mill, SC and El Paso TX. Total expansion costs are expected to be approximately $22,644,000, of which approximately $14,262,000 has been paid as of September 30, 2013. As further described in Note 18, during the first quarter of fiscal 2014, the Company has entered into expansion commitments of approximately $4,400,000 for two properties located in Cocoa, FL and Tampa, FL. Upon completion, the commitment for all expansions entered into prior to and subsequent to September 30, 2013 will result in additional rentable square feet of approximately 275,000, a new ten year lease extension for each location being expanded, and will result in total increased annual rent of approximately $2,710,000.

NOTE 18 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On October 22, 2013, the Company purchased a 46,260 square foot industrial building located in Tulsa, OK. The building is 100% net leased to The American Bottling Company through February 2024. The lease is guaranteed by the parent company, Dr Pepper Snapple Group, Inc. The purchase price was $3,700,000. The Company obtained a 15 year amortizing mortgage of $2,250,000 at a fixed interest rate of 4.58% for 10 years. Annual rental revenue over the remaining term of the lease is approximately $254,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an intangible asset.

On October 25, 2013, the Company purchased a newly constructed 558,600 square foot industrial building located in Buckner, KY, which is located in the Louisville MSA. The building is 100% net leased to Ralcorp Holdings, Inc., a division of ConAgra Foods, Inc. through October 2033. The purchase price was $27,070,616. The Company obtained a self-amortizing mortgage of $18,475,000 at a fixed interest rate of 4.17% for 20 years. Annual rental revenue over the remaining term of the lease is approximately $2,129,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $437,491 to an intangible asset associated with the lease in-place.

On October 31, 2013, the Company purchased a newly constructed 280,000 square foot industrial building located in Edwardsville, KS, which is located in the Kansas City MSA. The building is 100% net leased to International Paper Company through August 2023. The purchase price was $18,818,825. The Company obtained a 15 year amortizing mortgage of $12,550,000 at a fixed interest rate of 3.45% for 10 years. Annual rental revenue over the remaining term of the lease is approximately $1,303,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $733,333 to an intangible asset associated with the lease in-place.

On October 31, 2013, the Company purchased a newly constructed 122,522 square foot industrial building located in Altoona, PA. The building is 100% net leased to FedEx Ground Package System, Inc. through August 2023. The purchase price was $8,990,000. The Company increased its loan that was obtained in connection with its two acquisitions on September 12, 2013 for the properties located in Green Bay, WI and Stewartville (Rochester), MN, as further described in Note 3. The initial $7,350,000 self-amortizing mortgage was increased by $5,000,000 to $12,350,000 and is at a fixed interest rate of 4.00% for 12 years. Annual rental revenue over the remaining term of the lease is approximately $651,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an intangible asset.

On November 19, 2013, the Company purchased a newly constructed 114,923 square foot industrial building located in Spring, TX, which is located in the Houston MSA. The building is 100% net leased to FedEx Ground Package System, Inc. through August 2023. The purchase price was $15,281,318. The Company obtained a 15 year amortizing mortgage of $10,630,000 at a fixed interest rate of 4.01% for 10 years. Annual rental revenue over the remaining term of the lease is approximately $1,146,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an intangible asset.

The five properties purchased during the first quarter of fiscal 2014, as described above, brings the total number of states in which the Company’s properties are located to twenty-seven and brings the Company’s total leasable square feet to approximately 10,709,000.

In October 2013, the Company entered into a lease amendment that will become effective upon completion of a 55,037 building expansion leased to FedEx Ground Package System, Inc. located in Cocoa, FL. The expansion is expected to cost approximately $3,600,000 and is expected to be completed in October 2014. At completion, annual rent will increase from $738,504 to $1,111,908 and will extend the lease term from November 19, 2016 to September 30, 2024.

In November 2013, the Company entered into a lease amendment that will become effective upon completion of a parking lot expansion for a building leased to FedEx Ground Package System, Inc. located in Tampa, FL. The expansion is expected to cost approximately $800,000 and is expected to be completed in May 2014. At completion, annual rent will increase from $1,412,177 to $1,493,325 and will extend the lease term from January 31, 2019 to May 31, 2024.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation, The American Bottling Company’s ultimate parent, Dr Pepper Snapple Group, Inc., Ralcorp Holdings, Inc.’s ultimate parent, ConAgra Foods, Inc. and International Paper Company are publicly-owned companies and financial information related to these entities is readily available to the Company’s shareholders.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2013	12/31/12	3/31/13	6/30/13	9/30/13

Rental and Reimbursement Revenue	$12,827,490	$13,306,209	$14,054,264	$14,419,123
Lease Termination Income	690,730	-0-	-0-	-0-
Total Expenses	6,984,984	6,775,721	7,846,010	8,002,521
Other Income (Expense)	(822,633)	812,939	(2,022,810)	(2,552,390)
Income from Continuing Operations	5,710,603	7,343,427	4,185,444	3,864,212
Income from Discontinued Operations (1)	(4,026)	300,484	(4,898)	-0-
Net Income	5,706,577	7,643,911	4,180,546	3,864,212
Net Income Attributable to Common Shareholders	3,554,819	5,492,153	2,028,788	1,712,454
Net Income Attributable to Common Shareholders per share	$0.09	$0.13	$0.05	$0.03

FISCAL 2012	12/31/11	3/31/12	6/30/12	9/30/12

Rental and Reimbursement Revenue	$12,237,466	$12,567,803	$12,543,727	$13,019,935
Lease Termination Income	-0-	3,222,283	-0-	-0-
Total Expenses	6,563,916	6,692,437	7,715,634	7,338,733
Other Income (Expense)	(355,996)	(793,375)	(2,591,175)	(2,840,183)
Income from Continuing Operations	5,317,554	8,304,274	2,236,918	2,841,019
Income from Discontinued Operations (1)	48,469	(44,242)	(3,657)	(15,840)
Net Income	5,366,023	8,260,032	2,233,261	2,825,179
Net Income Attributable to Common Shareholders	4,346,219	7,240,227	911,581	673,342
Net Income Attributable to Common Shareholders per share	$0.11	$0.18	$0.02	$0.02

(1) During fiscal years 2013 and 2012, the Company designated the Greensboro, NC property as held for sale and during fiscal year 2012 the Company designated the Quakertown, PA property as held for sale.

Certain amounts in the Selected Quarterly Financial Data for the prior quarters have been reclassified to conform to the financial statement presentation for the current year.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2013

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition
Shopping Center
Somerset, NJ	$-0-	$55,182	$637,097	$683,934
Vacant Land
Shelby County, TN	-0-	11,065	-0-	-0-
El Paso, TX	-0-	1,136,953	-0-	-0-
Corporate Office
Freehold, NJ	-0-	-0-	21,286	7,490
Industrial Building
Monaca, PA	-0-	427,973	878,081	1,848,094
Orangeburg, NY	-0-	694,720	2,977,372	18,626
Ridgeland (Jackson), MS	-0-	218,000	1,233,500	399,294
Urbandale, IA	-0-	310,000	1,758,000	93,895
Richland, MS	-0-	211,000	1,195,000	72,000
O'Fallon, MO	-0-	264,000	3,302,000	341,712
Fayetteville, NC	-0-	172,000	4,467,885	230,864
Schaumburg, IL	-0-	1,039,800	3,694,320	233,519
Burr Ridge, IL	-0-	270,000	1,236,599	112,269
Romulus, MI	2,638,437	531,000	3,653,883	298,730
Liberty, MO	-0-	735,222	6,498,324	110,952
Omaha, NE	-0-	1,170,000	4,425,500	334,390
Charlottesville, VA	238,050	1,170,000	2,845,000	329,037
Jacksonville, FL	2,288,961	1,165,000	4,668,080	322,420
West Chester Twp, OH	2,727,928	695,000	3,342,000	1,614,135
Richmond, VA (FDX)	1,206,766	1,160,000	6,413,305	144,858
St. Joseph, MO	2,236,364	800,000	11,753,964	562,906
Newington, CT	662,243	410,000	2,961,000	74,824
Cudahy, WI	1,174,964	980,000	5,050,997	3,342,675
Beltsville, MD	6,899,571	3,200,000	5,958,773	5,228,011
Granite City, IL	2,917,644	340,000	12,046,675	-0-
Monroe, NC	1,272,947	500,000	4,981,022	8,800
Winston-Salem, NC	-0-	980,000	5,610,000	323,986
Elgin, IL	1,737,279	1,280,000	5,529,488	58,108
Tolleson, AZ	7,447,132	1,320,000	13,329,000	510,496
Ft. Myers, FL	-0-	1,910,000	2,499,093	595,033
Edwardsville, KS	1,785,428	1,185,000	5,815,148	25,253
Tampa, FL (FDX Gr)	8,557,245	5,000,000	12,660,003	93,822
Denver, CO	1,892,648	1,150,000	3,890,300	1,313,751
Hanahan, SC (Norton)	6,538,409	1,129,000	11,831,321	12,153
Hanahan, SC (FDX)	1,846,486	930,000	3,426,362	3,250,308
Augusta, GA (FDX Gr)	1,343,140	614,406	3,026,409	1,688,059
Huntsville, AL	1,351,316	748,115	2,724,418	1,279,208
Richfield, OH	4,036,193	2,655,166	7,197,945	2,018,767
Colorado Springs, CO	2,100,670	1,270,000	3,821,000	2,104,115
Tampa, FL (FDX)	4,559,214	2,830,000	4,704,531	31,186
126

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2013

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition
Griffin, GA	$7,847,072	$760,000	$13,692,115	$416,742
Roanoke, VA (DHL)	3,367,071	1,853,000	4,817,298	145,399
Orion, MI	10,030,070	4,618,579	13,053,289	5,141,370
Carlstadt, NJ	2,316,910	1,194,000	3,645,501	-0-
Wheeling, IL	4,372,283	5,112,120	9,186,606	4,238,017
White Bear Lake, MN	-0-	1,393,000	3,764,126	-0-
Cheektowaga, NY	1,173,488	4,768,000	3,883,971	2,280,086
Richmond, VA (United Technologies)	-0-	446,000	3,910,500	354,541
Montgomery, IL	-0-	2,000,000	9,225,683	72,684
Tampa, FL (Tampa Bay Grand Prix)	2,403,192	1,867,000	3,684,794	65,080
Augusta, GA (FDX)	-0-	380,000	1,400,943	145,989
Lakeland, FL	-0-	261,000	1,621,163	77,405
El Paso, TX	4,258,425	2,088,242	4,514,427	3,169,699
Chattanooga, TN	2,183,587	300,000	4,464,711	206,450
Bedford Heights, OH	3,186,570	990,000	4,893,912	832,920
Kansas City, MO	2,638,007	660,000	4,049,832	38,542
Punta Gorda, FL	2,330,813	660,000	3,444,915	-0-
Cocoa, FL	5,911,070	1,881,316	8,623,564	16,577
Orlando, FL	4,985,079	2,200,000	6,133,800	202,603
Topeka, KS	2,004,767	-0-	3,679,843	-0-
Memphis, TN	8,822,604	1,220,000	13,380,000	-0-
Houston, TX	4,266,567	1,730,000	6,320,000	30,828
Carrollton, TX	9,870,730	1,500,000	16,240,000	-0-
Ft. Mill, SC	3,443,109	1,670,000	10,045,000	3,359,474
Lebanon, TN	8,207,937	2,230,000	11,985,126	-0-
Rockford, IL	1,803,522	1,100,000	4,440,000	-0-
Edinburg, TX	4,303,037	1,000,000	6,414,000	-0-
Streetsboro, OH	11,940,984	1,760,000	17,840,000	-0-
Corpus Christi, TX	2,838,458	-0-	4,764,500	-0-
Halfmoon, NY	4,072,587	1,190,000	4,335,600	-0-
Lebanon, OH	2,886,513	240,000	4,176,000	-0-
Olive Branch, MS (Anda Distribution)	10,329,576	800,000	13,750,000	-0-
Oklahoma City, OK	5,728,853	1,410,000	8,043,000	151,166
Waco, TX	5,553,243	1,350,000	7,383,000	-0-
Livonia (Detroit), MI	9,126,833	320,000	13,380,000	-0-
Olive Branch, MS (Milwaukee Tool)	16,497,370	2,550,000	24,818,816	-0-
Roanoke, VA	6,584,021	1,740,000	8,460,000	-0-
Green Bay, WI	4,080,227	590,000	5,980,000	-0-
Stewartville (Rochester), MN	3,269,772	900,000	4,320,000	-0-
	$250,093,382	$97,400,859	$479,830,716	$50,663,252
127

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2013

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2013
Description	Land	Bldg & Imp	Total
Shopping Center
Somerset, NJ	$55,182	$1,321,031	$1,376,213
Vacant Land
Shelby County, TN	11,065	-0-	11,065
El Paso, TX	1,136,953	-0-	1,136,953
Corporate Office
Freehold, NJ	-0-	28,776	28,776
Industrial Building
Monaca, PA	427,973	2,726,175	3,154,148
Orangeburg, NY	694,720	2,995,998	3,690,718
Ridgeland (Jackson), MS	218,000	1,632,794	1,850,794
Urbandale, IA	310,000	1,851,895	2,161,895
Richland, MS	211,000	1,267,000	1,478,000
O'Fallon, MO	264,000	3,643,712	3,907,712
Fayetteville, NC	172,000	4,698,749	4,870,749
Schaumburg, IL	1,039,800	3,927,839	4,967,639
Burr Ridge, IL	270,000	1,348,868	1,618,868
Romulus, MI	531,000	3,952,613	4,483,613
Liberty, MO	735,222	6,609,276	7,344,498
Omaha, NE	1,170,000	4,759,890	5,929,890
Charlottesville, VA	1,170,000	3,174,037	4,344,037
Jacksonville, FL	1,165,000	4,990,500	6,155,500
West Chester Twp, OH	695,000	4,956,135	5,651,135
Richmond, VA (FDX)	1,160,000	6,558,163	7,718,163
St. Joseph, MO	800,000	12,316,870	13,116,870
Newington, CT	410,000	3,035,824	3,445,824
Cudahy, WI	980,000	8,393,672	9,373,672
Beltsville, MD	3,200,000	11,186,784	14,386,784
Granite City, IL	340,000	12,046,675	12,386,675
Monroe, NC	500,000	4,989,822	5,489,822
Winston-Salem, NC	980,000	5,933,986	6,913,986
Elgin, IL	1,280,000	5,587,596	6,867,596
Tolleson, AZ	1,320,000	13,839,496	15,159,496
Ft. Myers, FL	1,910,000	3,094,126	5,004,126
Edwardsville, KS	1,185,000	5,840,401	7,025,401
Tampa, FL (FDX Gr)	5,000,000	12,753,825	17,753,825
Denver, CO	1,150,000	5,204,051	6,354,051
Hanahan, SC (Norton)	1,129,000	11,843,474	12,972,474
Hanahan, SC (FDX)	930,000	6,676,670	7,606,670
Augusta, GA (FDX Gr)	614,406	4,714,468	5,328,874
Huntsville, AL	748,115	4,003,626	4,751,741
Richfield, OH	2,655,166	9,216,712	11,871,878
Colorado Springs, CO	1,270,000	5,925,115	7,195,115
Tampa, FL (FDX)	2,830,000	4,735,717	7,565,717
128

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2013

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2013
Description	Land	Bldg & Imp	Total
Griffin, GA	760,000	14,108,857	14,868,857
Roanoke, VA (DHL)	1,853,000	4,962,697	6,815,697
Orion, MI	4,618,579	18,194,659	22,813,238
Carlstadt, NJ	1,194,000	3,645,501	4,839,501
Wheeling, IL	5,112,120	13,424,623	18,536,743
White Bear Lake, MN	1,393,000	3,764,126	5,157,126
Cheektowaga, NY	4,768,000	6,164,057	10,932,057
Richmond, VA (United Technologies)	446,000	4,265,041	4,711,041
Montgomery, IL	2,000,000	9,298,367	11,298,367
Tampa, FL (Tampa Bay Grand Prix)	1,867,000	3,749,874	5,616,874
Augusta, GA (FDX)	380,000	1,546,932	1,926,932
Lakeland, FL	261,000	1,698,568	1,959,568
El Paso, TX	2,088,242	7,684,126	9,772,368
Chattanooga, TN	300,000	4,671,161	4,971,161
Bedford Heights, OH	990,000	5,726,832	6,716,832
Kansas City, MO	660,000	4,088,374	4,748,374
Punta Gorda, FL	660,000	3,444,915	4,104,915
Cocoa, FL	1,881,316	8,640,141	10,521,457
Orlando, FL	2,200,000	6,336,403	8,536,403
Topeka, KS	-0-	3,679,843	3,679,843
Memphis, TN	1,220,000	13,380,000	14,600,000
Houston, TX	1,730,000	6,350,828	8,080,828
Carrollton, TX	1,500,000	16,240,000	17,740,000
Ft. Mill, SC	1,670,000	13,404,474	15,074,474
Lebanon, TN	2,230,000	11,985,126	14,215,126
Rockford, IL	1,100,000	4,440,000	5,540,000
Edinburg, TX	1,000,000	6,414,000	7,414,000
Streetsboro, OH	1,760,000	17,840,000	19,600,000
Corpus Christi, TX	-0-	4,764,500	4,764,500
Halfmoon, NY	1,190,000	4,335,600	5,525,600
Lebanon, OH	240,000	4,176,000	4,416,000
Olive Branch, MS (Anda Distribution)	800,000	13,750,000	14,550,000
Oklahoma City, OK	1,410,000	8,194,166	9,604,166
Waco, TX	1,350,000	7,383,000	8,733,000
Livonia (Detroit), MI	320,000	13,380,000	13,700,000
Olive Branch, MS (Milwaukee Tool)	2,550,000	24,818,816	27,368,816
Roanoke, VA	1,740,000	8,460,000	10,200,000
Green Bay, WI	590,000	5,980,000	6,570,000
Stewartville (Rochester), MN	900,000	4,320,000	5,220,000
	$97,400,859	$530,493,968	$627,894,827
(1)	See pages 132-134 for reconciliation.
(2)	The aggregate cost for Federal tax purposes approximates historical cost.

129

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2013

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life
Shopping Center
Somerset, NJ	$1,246,247	1970	1970	10-33
Vacant Land
Shelby County, TN	-0-	N/A	2007	N/A
El Paso, TX	-0-	N/A	2011	N/A
Corporate Office
Freehold, NJ	-0-	N/A	N/A	N/A
Industrial Building
Monaca, PA	1,603,801	1977	1977	5-31.5
Orangeburg, NY	1,990,531	1990	1993	31.5
Ridgeland (Jackson), MS	969,264	1988	1993	39
Urbandale, IA	936,768	1985	1994	39
Richland, MS	615,121	1986	1994	39
O'Fallon, MO	1,730,938	1989	1994	39
Fayetteville, NC	1,971,608	1996	1997	39
Schaumburg, IL	1,724,563	1997	1997	39
Burr Ridge, IL	528,762	1997	1997	39
Romulus, MI	1,483,413	1998	1998	39
Liberty, MO	2,622,404	1997	1998	39
Omaha, NE	1,737,381	1999	1999	39
Charlottesville, VA	1,098,633	1998	1999	39
Jacksonville, FL	1,846,820	1998	1999	39
West Chester Twp, OH	1,413,881	1999	2000	39
Richmond, VA (FDX)	2,112,231	2000	2001	39
St. Joseph, MO	3,781,551	2000	2001	39
Newington, CT	966,386	2001	2001	39
Cudahy, WI	2,191,698	2001	2001	39
Beltsville, MD	2,638,685	2000	2001	39
Granite City, IL	3,553,459	2001	2001	39
Monroe, NC	1,470,665	2001	2001	39
Winston-Salem, NC	1,673,859	2001	2002	39
Elgin, IL	1,657,246	2002	2002	39
Tolleson, AZ	3,778,686	2002	2002	39
Ft. Myers, FL	746,844	1974	2002	39
Edwardsville, KS	1,586,939	2002	2003	39
Tampa, FL (FDX Gr)	3,100,577	2004	2004	39
Denver, CO	1,037,607	2005	2005	39
Hanahan, SC (Norton)	2,580,530	2002	2005	39
Hanahan, SC (FDX)	1,204,036	2005	2005	39
Augusta, GA (FDX Gr)	896,264	2005	2005	39
Huntsville, AL	615,391	2005	2005	39
Richfield, OH	1,390,048	2006	2006	39
Colorado Springs, CO	1,030,718	2006	2006	39
Tampa, FL (FDX)	890,836	2006	2006	39
130

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2013

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life
Griffin, GA	2,681,692	2006	2006	39
Roanoke, VA (DHL)	816,226	1996	2007	39
Orion, MI	2,143,430	2007	2007	39
Carlstadt, NJ	586,133	1977	2007	39
Wheeling, IL	2,692,904	2003	2007	39
White Bear Lake, MN	639,742	2001	2007	39
Cheektowaga, NY	1,048,947	2002	2007	39
Richmond, VA (United Technologies)	697,293	2004	2007	39
Montgomery, IL	1,564,907	2004	2007	39
Tampa, FL (Tampa Bay Grand Prix)	642,068	1989	2007	39
Augusta, GA (FDX)	238,968	1993	2007	39
Lakeland, FL	293,443	1993	2007	39
El Paso, TX	753,264	2005	2007	39
Chattanooga, TN	752,798	2002	2007	39
Bedford Heights, OH	969,467	1998	2007	39
Kansas City, MO	683,419	2002	2007	39
Punta Gorda, FL	565,913	2007	2007	39
Cocoa, FL	1,232,867	2006	2008	39
Orlando, FL	947,610	1997	2008	39
Topeka, KS	424,688	2006	2009	39
Memphis, TN	1,200,777	1994	2010	39
Houston, TX	578,417	2005	2010	39
Carrollton, TX	1,457,436	2009	2010	39
Ft. Mill, SC	901,474	2009	2010	39
Lebanon, TN	614,609	1993	2011	39
Rockford, IL	284,615	1998-2008	2011	39
Edinburg, TX	411,154	2011	2011	39
Streetsboro, OH	686,154	2012	2012	39
Corpus Christi, TX	183,250	2012	2012	39
Halfmoon, NY	166,754	2012	2012	39
Lebanon, OH	160,615	2012	2012	39
Olive Branch, MS (Anda Distribution)	440,705	2012	2012	39
Oklahoma City, OK	276,702	2012	2012	39
Waco, TX	236,635	2012	2012	39
Livonia (Detroit), MI	314,488	1999	2012	39
Olive Branch, MS (Milwaukee Tool)	318,190	2013	2012	39
Roanoke, VA	63,270	2013	2013	39
Green Bay, WI	-0-	2013	2013	39
Stewartville (Rochester), MN	-0-	2013	2013	39
	$91,095,415
131

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2013

(1)	Reconciliation

REAL ESTATE INVESTMENTS

	9/30/2013	9/30/2012	9/30/2011

Balance-Beginning of Year	$548,312,703	$479,751,725	$450,989,454
Additions:
Acquisitions	65,799,761	67,042,100	28,302,726
Improvements	15,977,709	4,358,715	1,445,202
Total Additions	81,777,470	71,400,815	29,747,928
Deletions:
Sales	(2,195,346)	(2,820,000)	-0-
Fully Depreciated Assets	-0-	(19,837)	(985,657)
Total Deletions	(2,195,346)	(2,839,837)	(985,657)

Balance-End of Year	$627,894,827	$548,312,703	$479,751,725

ACCUMULATED DEPRECIATION

	9/30/2013	9/30/2012	9/30/2011

Balance-Beginning of Year	$79,345,279	$68,166,442	$58,800,741
Depreciation	12,864,542	11,471,070	10,351,358
Sales	(1,114,406)	(272,396)	-0-
Fully Depreciated Assets	-0-	(19,837)	(985,657)

Balance-End of Year	$91,095,415	$79,345,279	$68,166,442
132

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30,

(1) Reconciliation

	2013		2012	2011
Balance – Beginning of Year	$ 548,312,703		$ 479,751,725	$ 450,989,454
Additions:
Somerset, NJ	-0-		18,716	-0-
Freehold, NJ	7,490		21,286	-0-
Monaca, PA	204,517		155,149	384,647
Orangeburg, NY	-0-		-0-	-0-
Ridegland (Jackson), MS	-0-		3,659	3,164
Urbandale, IA	-0-		-0-	-0-
Richland, MS	-0-		-0-	-0-
O’Fallon, MO	7,110		-0-	33,414
Fayetteville, NC	17,635		-0-	-0-
Schaumburg, IL	-0-		80,259	4,614
Burr Ridge, IL	55,106		14,046	4,709
Romulus, MI	-0-		266,181	-0-
Liberty, MO	-0-		66,754	44,198
Omaha, NE	240,485		-0-	5,160
Charlottesville, VA	271,519		-0-	49,818
Jacksonville, FL	-0-		68,239	11,293
West Chester Twp, OH	589,882		-0-	-0-
Richmond, VA	5,100		9,670	16,223
St. Joseph, MO	-0-		562,906	-0-
Newington, CT	55,365		-0-	2,430
Cudahy, WI	-0-		6,648	-0-
Beltsville, MD	-0-		24,545	-0-
Granite City, IL	-0-		-0-	-0-
Monroe, NC	-0-		6,550	-0-
Winston Salem, NC	15,560		261,945	-0-
Elgin, IL	7,101		51,007	-0-
Tolleson, AZ	-0-		503,054	7,442
Ft. Myers, FL	26,677		510,160	16,245
Edwardsville, KS	-0-		5,000	-0-
Tampa, FL (FDX Ground)	34,000		4,962	54,860
Denver, CO	-0-		-0-	5,235
Hanahan, SC (Norton)	-0-		-0-	-0-
Hanahan, SC (FDX)	-0-		-0-	-0-
Augusta, GA	-0-		2,500	1,406
Huntsville, AL	3,095		1,275,078	6,650
Richfield, OH	3,663,145	(1)	8,350	-0-
Colorado Springs, CO	-0-		6,475	-0-
Tampa, FL (FDX)	-0-		27,300	4,115
Griffin, GA	-0-		-0-	-0-
Roanoke, VA	-0-		-0-	93,234
Orion, MI	6,129,949	(1)	-0-	-0-
Carlstadt, NJ	-0-		-0-	-0-
Wheeling, IL	-0-		23,511	(1)
White Bear Lake, MN	-0-		-0-	-0-
Cheektowaga, NY	-0-		8,507	16,188
Richmond, VA (United Technologies)	340,126		-0-	-0-
133

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30,

(1)	Reconciliation (cont’d)

	2013		2012	2011
Montgomery, IL	-0-		56,205	-0-
Tampa, FL (Tampa Bay Grand Prix)	-0-		-0-	20,970
Augusta, GA (FDX)	-0-		145,989	-0-
Lakeland, FL	26,350		36,770	14,285
El Paso, TX	3,152,719	(1)	11,980	5,000
Chattanooga, TN	203,890		-0-	-0-
Bedford Heights, OH	96,519		56,314	621,473
Kansas City, MO	-0-		20,000	-0-
Punta Gorda, FL	-0-		-0-	2,923
Cocoa, FL	-0-		-0-	11,859
Orlando, FL	43,499		18,349	3,648
Topeka, KS	-0-		-0-	-0-
Memphis, TN	-0-		-0-	-0-
Houston, TX	11,176		17,298	-0-
Carrollton, TX	-0-		-0-	-0-
Ft. Mill, SC	3,359,473	(1)	-0-	-0-
Lebanon, TN	-0-		-0-	14,215,126
Rockford, IL	-0-		-0-	5,540,000
El Paso, TX (Land)	-0-		3,353	1,133,600
Edinburg, TX	-0-		-0-	7,414,000
Streetsboro, OH	-0-		9,453,000	-0-
Corpus Christi, TX	-0-		19,600,000	-0-
Halfmoon, NY	-0-		4,764,500	-0-
Lebanon, OH	-0-		5,525,600	-0-
Olive Branch, MS (Anda Distribution)	-0-		14,550,000	-0-
Oklahoma City, OK	151,166		4,416,000	-0-
Waco, TX	-0-		8,733,000	-0-
Livonia (Detroit), MI	13,700,000		-0-	-0-
Olive Branch, MS (Milwaukee Tool)	27,368,816		-0-	-0-
Roanoke, VA (FDX GRD)	10,200,000		-0-	-0-
Green Bay, WI	6,570,000		-0-	-0-
Stewartville (Rochester), MN	5,220,000		-0-	-0-
Total Additions	81,777,470		71,400,815	29,747,928
Total Disposals	(2,195,346)		(2,839,837)	(985,657)
Balance – End of Year	$627,894,827		$548,312,703	$479,751,725

(1)	Property expanded in Fiscal 2013.
(2)	The property located in Greensboro, NC was sold in February 2013.

134

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT
CORPORATION
(registrant)

Date: December 10, 2013	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive
Officer and Director, its principal executive officer

Date: December 10, 2013	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 10, 2013	By:	/s/ Eugene W. Landy
Eugene W. Landy, Chairman of the Board and Director

Date: December 10, 2013	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive Officer and Director

Date: December 10, 2013	By:	/s/ Anna T. Chew
Anna T. Chew, Treasurer and Director

Date: December 10, 2013	By:	/s/ Daniel D. Cronheim
Daniel D. Cronheim, Director

Date: December 10, 2013	By:	/s/ Catherine B. Elflein
Catherine B. Elflein, Director

Date: December 10, 2013	By:	/s/ Neal Herstik
Neal Herstik, Director

Date: December 10, 2013	By:	/s/ Matthew I. Hirsch
Matthew I. Hirsch, Director

Date: December 10, 2013	By:	/s/ Samuel A. Landy
Samuel A. Landy, Director

135

Date: December 10, 2013	By:	/s/ Scott L. Robinson
Scott L. Robinson, Director

Date: December 10, 2013	By:	/s/ Brian Haimm
Brian Haimm, Director

Date: December 10, 2013	By:	/s/ Stephen B. Wolgin
Stephen B. Wolgin, Director