Form 10-Q
period 2013-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2014-02-05
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2013

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

Large accelerated filer Accelerated filer X_ Non-accelerated filer ____ (Do not check if smaller reporting company) Smaller Reporting Company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:
Class	Outstanding Shares of Common Stock as of February 1, 2014
Common Stock, $.01 par value per share	46,617,803

1

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2013

C O N T E N T S

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND SEPTEMBER 30, 2013

ASSETS	December 31, 2013 (Unaudited)	September 30, 2013

Real Estate Investments:
Land	$106,205,280	$97,400,859
Buildings and Improvements	597,658,609	530,493,968
Total Real Estate Investments	703,863,889	627,894,827
Accumulated Depreciation	(94,908,661)	(91,095,415)
Net Real Estate Investments	608,955,228	536,799,412

Cash and Cash Equivalents	8,452,628	12,404,512
Securities Available for Sale at Fair Value	53,595,597	45,451,740
Tenant and Other Receivables	3,562,479	889,645
Deferred Rent Receivable	3,349,348	3,158,286
Loans Receivable, net	61,737	65,875
Prepaid Expenses	4,120,549	2,201,270
Financing Costs, net of Accumulated Amortization of $3,230,658 and $3,061,640, respectively	4,489,644	3,823,919
Lease Costs, net of Accumulated Amortization of $1,535,988 and $1,414,861, respectively	2,339,725	2,183,772
Intangible Assets, net of Accumulated Amortization of $8,681,271 and $8,333,680, respectively	7,550,593	6,727,360
Other Assets	1,384,046	3,535,075

TOTAL ASSETS	$697,861,574	$617,240,866

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF DECEMBER 31, 2013 AND SEPTEMBER 30, 2013

LIABILITIES AND SHAREHOLDERS' EQUITY	December 31, 2013 (Unaudited)	September 30, 2013

Liabilities:
Mortgage Notes Payable	$292,253,665	$250,093,382
Loans Payable	51,277,550	22,200,000
Accounts Payable and Accrued Expenses	3,316,943	5,404,883
Other Liabilities	7,245,046	3,627,630

Total Liabilities	354,093,204	281,325,895

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity:
Series A - 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of December 31, 2013 and September 30, 2013, respectively	53,493,750	53,493,750
Series B - 7.875% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of December 31, 2013 and September 30, 2013, respectively	57,500,000	57,500,000
Common Stock, $0.01 Par Value Per Share: 67,700,000 Shares
Authorized as of December 31, 2013 and September 30, 2013;
46,134,827 and 44,488,509 Shares Issued and Outstanding as of
December 31, 2013 and September 30, 2013, respectively	461,348	444,885
Excess Stock, $0.01 Par Value Per Share: 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	231,874,109	222,487,068
Accumulated Other Comprehensive Income	439,163	1,989,268
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	343,768,370	335,914,971

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$697,861,574	$617,240,866

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	Three Months Ended
	12/31/2013	12/31/2012
INCOME:
Rental Revenue	$13,570,722	$11,309,254
Reimbursement Revenue	2,090,433	1,518,236
Lease Termination Income	-0-	690,730
TOTAL INCOME	15,661,155	13,518,220

EXPENSES:
Real Estate Taxes	1,857,055	1,163,514
Operating Expenses	719,437	551,803
General & Administrative Expense	1,120,463	1,269,877
Acquisition Costs	462,864	385,862
Depreciation	3,813,246	3,121,064
Amortization of Lease Costs and Intangible Assets	443,226	492,864
TOTAL EXPENSES	8,416,291	6,984,984

OTHER INCOME (EXPENSE):
Interest and Dividend Income	938,768	1,123,061
Gain on Sale of Securities Transactions, net	150,725	2,110,768
Interest Expense	(3,875,141)	(3,875,672)
Amortization of Financing Costs	(169,018)	(180,790)
TOTAL OTHER INCOME (EXPENSE)	(2,954,666)	(822,633)

INCOME FROM CONTINUING OPERATIONS	4,290,198	5,710,603

LOSS FROM DISCONTINUED OPERATIONS	-0-	(4,026)

NET INCOME	4,290,198	5,706,577

Less: Preferred Dividend	2,151,758	2,151,758

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,138,440	$3,554,819

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012 - CONTINUED

	Three Months Ended
	12/31/2013	12/31/2012

BASIC INCOME – PER SHARE
Income from Continuing Operations	$0.10	$0.14
Loss from Discontinued Operations	-0-	-0-
Net Income	$0.10	0.14
Less: Preferred Dividend	(0.05)	(0.05)
Net Income Attributable to Common Shareholders - Basic	$0.05	$0.09

DILUTED INCOME – PER SHARE
Income from Continuing Operations	$0.10	$0.14
Loss from Discontinued Operations	-0-	-0-
Net Income	$0.10	0.14
Less: Preferred Dividend	(0.05)	(0.05)
Net Income Attributable to Common Shareholders - Diluted	$0.05	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	45,243,275	40,902,500
Diluted	45,331,446	41,110,269

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	Three Months Ended
	12/31/2013	12/31/2012

Net Income	$4,290,198	$5,706,577
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During
the Period	(1,399,380)	361,870
Reclassification Adjustment for Net Gains
Realized in Income	(150,725)	(2,110,768)
TOTAL COMPREHENSIVE INCOME	2,740,093	3,957,679
Less: Preferred Dividend	2,151,758	2,151,758
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$588,335	$1,805,921

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	Three Months Ended
	12/31/2013	12/31/2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,290,198	$5,706,577
Noncash Items Included in Net Income:
Depreciation & Amortization	4,425,490	3,814,812
Stock Compensation Expense	86,497	79,527
Gain on Sale of Securities Transactions, net	(150,725)	(2,110,768)
Changes In:
Tenant, Deferred Rent and Other Receivables	(2,838,404)	(1,649,722)
Prepaid Expenses	(1,919,279)	(1,828,963)
Other Assets and Lease Costs	(72,902)	385,461
Accounts Payable, Accrued Expenses and Other Liabilities	3,572,955	595,282
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,393,830	4,992,206

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets, net of deposits	(73,860,759)	(43,042,470)
Capital and Land Site Improvements	(5,322,605)	(762,416)
Return of Deposits on Real Estate	1,800,000	400,000
Deposits on Acquisition of Real Estate	(250,500)	(1,550,000)
Proceeds from Sale of Securities Available for Sale	1,996,362	4,042,158
Purchase of Securities Available for Sale	(11,539,599)	(8,781,232)
Collections on Loans Receivable	4,138	6,453
NET CASH USED IN INVESTING ACTIVITIES	(87,172,963)	(49,687,507)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Loans	29,077,550	22,507,905
Repurchase of Subordinated Convertible Debentures	-0-	(5,115,000)
Proceeds from Mortgages	48,905,000	35,000,000
Principal Payments on Mortgages	(6,744,717)	(16,657,172)
Financing Costs Paid on Debt	(437,393)	(565,252)
Net Distributions to Noncontrolling Interests	-0-	(20,133)
Proceeds from Issuance of Common Stock in the DRIP, net of reinvestments	12,154,108	1,859,191
Preferred Dividends Paid	(2,151,758)	(2,151,758)
Common Dividends Paid, net of Reinvestments	(4,975,541)	(4,529,216)
NET CASH PROVIDED BY FINANCING ACTIVITIES	75,827,249	30,328,565

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,951,884)	(14,366,736)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,404,512	24,650,858
CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,452,628	$10,284,122

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2013

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation (a Maryland corporation), together with its consolidated subsidiaries (MREIC, the Company, or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of December 31, 2013 and September 30, 2013, rental properties consisted of eighty-one and seventy-six property holdings, respectively. As of December 31, 2013, these properties are located in twenty-seven states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. The Company also owns a portfolio of REIT investment securities.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013.

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

Lease Termination Income for the three months ended December 31, 2012 consists of $113,784 from the Company’s former tenant at its 388,671 square foot building located in St. Joseph, MO and $576,946 from the Company’s former tenant at its 160,000 square foot building located in Monroe, NC.

The Company is currently leasing 256,000 square feet (representing 66% of the space) at its property located in St. Joseph, MO through September 30, 2017.

The Company’s lease with its tenant, Graybar Electric Company (Graybar), at its 26,340 square foot building located in Ridgeland (Jackson), MS has an early termination option which may be exercised at any time subsequent to December 2013 provided the Company is given six months of notice. The Company has not received notice nor does the Company anticipate that this tenant will exercise its early termination option. The rent per annum for this location is $109,275 or $4.15 per square foot and the lease expires in July 2019.

Other than the Company’s lease with Graybar, the Company does not have any other leases that contain an early termination option.

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Included in General and Administrative Expense in the accompanying Consolidated Statements of Operations are compensation costs of $86,497 and $79,527 which have been recognized during the three months ended December 31, 2013 and 2012, respectively.

During the three months ended December 31, 2013, no options or shares of restricted stock were granted under the Company’s 2007 Stock Option and Stock Award Plan (the Plan) and no options to purchase common stock were exercised. As of December 31, 2013, a total of 744,646 shares were available to grant as stock options or as restricted stock and there were outstanding options to purchase 750,370 shares under the Plan. The aggregate intrinsic value of options outstanding as of December 31, 2013 was $780,185.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 2 – NET INCOME PER SHARE

Basic Net Income per Share is calculated by dividing Net Income Attributable to Common Shareholders by the weighted-average number of common shares outstanding during the period. Diluted Net Income per Common Share is calculated by dividing Net Income Attributable to Common Shareholders by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.

In addition, common stock equivalents of 88,171 and 207,769 shares are included in the diluted weighted average shares outstanding for the three months ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, 10,893 and -0- options to purchase shares of common stock were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions

On October 22, 2013, the Company purchased a 46,260 square foot industrial building located in Tulsa, OK. The building is 100% net leased to The American Bottling Company through February 2024. The lease is guaranteed by the parent company, Dr Pepper Snapple Group, Inc. The purchase price was $3,700,000. The Company obtained a 15 year self-amortizing mortgage of $2,250,000 at a fixed interest rate of 4.58%. Annual rental revenue over the remaining term of the lease is approximately $253,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On October 25, 2013, the Company purchased a newly constructed 558,600 square foot industrial building located in Buckner, KY, which is located in the Louisville MSA. The building is 100% net leased to Ralcorp Holdings, Inc., a division of ConAgra Foods, Inc. through October 2033. The purchase price was $27,070,616. The Company obtained a 20 year self-amortizing mortgage of $18,475,000 at a fixed interest rate of 4.17%. Annual rental revenue over the remaining term of the lease is approximately $2,133,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $437,491 to an Intangible Asset associated with the lease in-place.

On October 31, 2013, the Company purchased a newly constructed 280,000 square foot industrial building located in Edwardsville, KS, which is located in the Kansas City MSA. The building is 100% net leased to International Paper Company through August 2023. The purchase price was $18,818,825. The Company obtained a 10 year mortgage, of $12,550,000, amortizing over 15 years at a fixed interest rate of 3.45%. Annual rental revenue over the remaining term of the lease is approximately $1,304,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $733,333 to an Intangible Asset associated with the lease in-place.

On October 31, 2013, the Company purchased a newly constructed 122,522 square foot industrial building located in Altoona, PA. The building is 100% net leased to FedEx Ground Package System, Inc. through August 2023. The purchase price was $8,990,000. The Company increased its $7,350,000 loan that was obtained in connection with two acquisitions the Company made on September 12, 2013 for the properties located in Green Bay, WI and Stewartville (Rochester), MN. The initial 12 year self-amortizing mortgage was increased by $5,000,000 to $12,350,000 and is at a fixed interest rate of 4.00%. Annual rental revenue over the remaining term of the lease is approximately $651,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On November 19, 2013, the Company purchased a newly constructed 114,923 square foot industrial building located in Spring, TX, which is located in the Houston MSA. The building is 100% net leased to FedEx Ground Package System, Inc. through August 2023. The purchase price was $15,281,318. The Company obtained a 10 year mortgage of $10,630,000, amortizing over 15 years at a fixed interest rate of 4.01%. Annual rental revenue over the remaining term of the lease is approximately $1,146,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

Expansions

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Orion, MI for $988,579 in order to construct a 52,154 square foot expansion of the building and a parking lot. In June 2013, the building expansion was substantially complete for a cost of approximately $3,900,000 resulting in an increase in annual rent effective July 1, 2013 from $1,285,265 to $1,744,853. The parking lot expansion was substantially complete in September 2013 for a cost of approximately $1,500,000 resulting in an increase in annual rent effective October 1, 2013 to $1,908,221. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from June 30, 2017 to June 30, 2023.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Richfield, OH (Cleveland, OH MSA) for $1,655,166 in order to construct a parking lot and a 51,667 square foot expansion of the building. The parking lot expansion was substantially complete in October 2013 and cost approximately $3,100,000. As a result, effective November 1, 2013, the annual rent increased from $644,640 to $1,124,384. The building expansion is expected to cost approximately $3,700,000 and is expected to be completed by August 2014, at which time the annual rent will increase to $1,489,907. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from October 31, 2016 to September 30, 2024.

In June 2013, Phase I of a 64,240 square foot building expansion leased to FedEx Ground Package System, Inc. located in Fort Mill, SC was substantially complete for a cost of approximately $3,574,000 resulting in an increase in annual rent effective July 1, 2013 from $1,023,745 to $1,364,761. Phase II of the expansion, which consists of a parking lot expansion, cost approximately $426,000. Phase II was completed in November 2013, resulting in an increase in annual rent effective November 1, 2013 to $1,414,638. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2019 to October 31, 2023.

In September 2013, a 51,765 square foot building expansion leased to FedEx Ground Package System, Inc. located in El Paso, TX was substantially complete for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584 to $1,045,261. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2015 to September 30, 2023.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation, The American Bottling Company’s ultimate parent, Dr Pepper Snapple Group, Inc., Ralcorp Holdings, Inc.’s ultimate parent, ConAgra Foods, Inc. and International Paper Company are publicly-owned companies and financial information related to these entities is readily available to the Company’s shareholders.

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during fiscal 2014 and 2013 assuming that the acquisitions had occurred as of October 1, 2012, after giving effect to certain adjustments including (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended
	12/31/2013	12/31/2012

Rental Revenues	$14,075,700	$13,660,000
Net Income Attributable to Common
Shareholders	$2,298,200	$4,266,300
Basic and Diluted Net Income per Share
Attributable to Common Shareholders	$0.05	$0.10
12

Tenant Concentration

The Company has a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties consisting of forty-two separate stand-alone leases. The percentage of FDX leased square footage to the total of the Company’s rental space was 42% (9% to FDX and 33% to FDX subsidiaries) as of December 31, 2013 and 41% (11% to FDX and 30%) to FDX subsidiaries as of December 31, 2012. The only tenants that leased more than 5% of the Company’s total square footage were FDX and its subsidiaries and Milwaukee Electric Tool Corporation, which leased 6% at each of the quarters ended December 31, 2013 and 2012. The only tenant that accounted for more than 5% of the Company’s total Rental and Reimbursement revenue for the three months ended December 31, 2013 and 2012 was FDX and its subsidiaries. Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 53% (10% to FDX and 43% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2014 and was 53% (12% to FDX and 41% to FDX subsidiaries) for fiscal 2013 .

NOTE 4 – DISCONTINUED OPERATIONS

Discontinued Operations for the three months ended December 31, 2012, include the operations of the Company’s 40,560 square foot building located in Greensboro, NC, which was classified as Held for Sale as of December 31, 2012. On February 19, 2013, the Greensboro, NC property was sold for net sale proceeds of $1,413,891. The following table summarizes the components of Discontinued Operations:

Three Months Ended
12/31/2012

Rental and Reimbursement Revenue	$32,258
Real Estate Taxes	(6,354)
Operating Expenses	(9,836)
Depreciation & Amortization	(20,094)
Loss from Operations of Disposed Property	(4,026)
Gain (Loss) on Sale of Investment Property	-0-
Loss from Discontinued Operations	$(4,026)

Cash Flows from Discontinued Operations for the three months ended December 31, 2012 are combined with the Cash Flows from Operations within each of the three categories presented. Cash Flows from Discontinued Operations are as follows:

Three Months
Ended
12/31/2012

Cash flows from Operating Activities	$(2,507)
Cash flows from Investing Activities	-0-
Cash flows from Financing Activities	-0-

The absence of Cash Flows from Discontinued Operations is not expected to materially affect future liquidity and capital resources.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

During the three months ended December 31, 2013, the Company sold or redeemed securities with a cost of $1,845,637 and recognized a Gain on Sale of Securities Transactions of $150,725. The Company also made purchases of $11,539,599 in Securities Available for Sale at Fair Value. Of this amount, the Company made total purchases of 16,030 common shares of UMH Properties, Inc. (UMH), a related REIT, through UMH’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $140,261 or a weighted average cost of $8.75 per share. The Company owned a total of 795,258 UMH common shares as of December 31, 2013 at a total cost of $7,465,404 and a fair value of $7,491,333. The Company also owns 200,000 shares of UMH’s 8.25% Series A Cumulative Redeemable Preferred Stock at a total cost of $5,000,000 and a fair value of $5,040,000.

The Company held thirty-two securities that had unrealized losses as of December 31, 2013. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The following is a summary of temporarily impaired securities at December 31, 2013:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$19,665,921	$(1,542,827)	$619,836	$(85,164)
Common stock	3,933,200	(326,998)	-0-	-0-
Total	$23,599,121	$(1,869,825)	$619,836	$(85,164)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
13	$6,347,041	$(186,855)	0-5%
13	14,420,285	(1,248,847)	6-10%
4	3,128,136	(422,777)	11-15%
1	206,600	(43,400)	16-20%
1	116,895	(53,110)	31%
32	$24,218,957	$(1,954,989)

The Company has determined that these securities are temporarily impaired as of December 31, 2013. The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery. The Company had total net Unrealized Holding Gains on its securities portfolio of $439,163 as of December 31, 2013.

NOTE 6 – DEBT

In connection with the five properties acquired during the three months ended December 31, 2013 located in Tulsa, OK, Buckner, KY, Edwardsville, KS, Altoona, PA and Spring, TX, (as described in Note 3), the Company entered into four mortgages originally totaling $43,905,000 and increased the borrowings on an existing mortgage by $5,000,000.

During the three months ended December 31, 2013, the Company repaid the mortgage on the Rockford, IL property of $1,795,229.

As of December 31, 2013, total loans payable of $51,277,550 consisted of $40,000,000 outstanding under the Company’s line of credit, a $2,700,000 loan secured by UMH common stock with the Bank of Princeton, a $2,500,000 loan secured by UMH preferred stock with Two River Bank and $6,077,550 outstanding on securities margin loans which are secured by securities with a fair value of $41,064,264 as of December 31, 2013.

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company’s authorized stock as of December 31, 2013 consisted of 67,700,000 shares of common stock, 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A preferred shares), 2,300,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B preferred shares) and 5,000,000 shares of Excess stock.

Common Stock

The Company raised $13,993,875 (including reinvestments of $1,839,767) from the issuance of 1,646,318 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan (DRIP) during the three months ended December 31, 2013.

During the three months ended December 31, 2013, the Company paid $6,815,308 in total cash dividends or $0.15 per share to common shareholders, of which $1,839,767 was reinvested in the DRIP. On January 15, 2014, the Company declared a dividend of $0.15 per share to be paid March 17, 2014 to common shareholders of record as of the close of business on February 18, 2014.

Treasury Stock

As of December 31, 2013, the Company holds no shares in Treasury Stock.

7.625% Series A Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2013, the Company paid $1,019,726 in Preferred Dividends or $0.4766 per share on its outstanding Series A preferred shares. Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $1.90625 per share. On January 15, 2014, the Company declared a dividend of $0.4766 per share to be paid March 17, 2014 to Series A preferred shareholders of record as of the close of business on February 18, 2014.

7.875% Series B Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2013, the Company paid $1,132,032 in Preferred Dividends or $0.4922 per share on its outstanding Series B preferred shares. Dividends on the Series B preferred shares are cumulative and payable quarterly at an annual rate of $1.96875 per share. On January 15, 2014, the Company declared a dividend of $0.4922 per share to be paid March 17, 2014 to Series B preferred shareholders of record as of the close of business on of February 18, 2014.

NOTE 8 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. The Company’s financial assets consist mainly of REIT securities. The fair value of these financial assets was determined using the following inputs at December 31, 2013 and September 30, 2013:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2013:
Equity Securities – Preferred Stock	$35,768,833	$35,768,833	$-0-	$-0-
Equity Securities – Common Stock	17,817,108	17,817,108	-0-	-0-
Debt Securities	9,656	9,656	-0-	-0-
Total Securities Available for Sale at Fair Value	$53,595,597	$53,595,597	$-0-	$-0-

As of September 30, 2013:
Equity Securities – Preferred Stock	$28,548,150	$28,548,150	$-0-	$-0-
Equity Securities – Common Stock	16,893,286	16,893,286	-0-	-0-
Debt Securities	10,304	10,304	-0-	-0-
Total Securities Available for Sale at Fair Value	$45,451,740	$45,451,740	$-0-	$-0-

In addition to the Company’s investments in Securities Available for Sale at Fair Value, the Company is required to disclose certain information about fair values of its other financial instruments. Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. For a portion of the Company’s financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties; future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At December 31, 2013, the fair value (estimated based upon expected cash outflows discounted at current market rates) and carrying value of fixed rate Mortgage Notes Payable amounted to $298,647,324 and $292,253,665, respectively. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements fall within level 3 of the fair value hierarchy.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended December 31, 2013 and 2012 was $3,884,727 and $4,125,976, respectively.

During the three months ended December 31, 2013 and 2012, the Company had Dividend Reinvestments of $1,839,767 and $1,606,277, respectively, which required no cash transfers.

During the three months ended December 31, 2012, $3,500,000 in principal amount of the Subordinated Convertible Debentures was converted to 382,091 shares of common stock.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheet or results of operations.

The Company has entered into separate agreements to purchase five new build-to-suit, industrial buildings that are currently being developed in Illinois, Indiana, Kentucky and Texas totaling approximately 1,595,000 square feet to be net-leased to investment grade tenants for terms ranging from ten to fifteen years. Four of the five buildings, representing approximately 996,000 square feet or 62%, will be leased to subsidiaries of FDX. The aggregate purchase price for the five properties will be approximately $113,454,000. The Company has made deposits totaling $800,000 on these acquisitions as of December 31, 2013, which is included in Other Assets in the accompanying Consolidated Balance Sheets as of December 31, 2013. Subject to satisfactory due diligence, we anticipate closing on three of the acquisitions during the remainder of fiscal 2014 and closing on two of the acquisitions during the first half of fiscal 2015. The Company intends to make additional acquisitions in fiscal 2014 and in fiscal 2015 and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with one of the five purchase commitments discussed above, related to a 328,000 square foot facility to be leased to a subsidiary of FDX, FedEx SmartPost, the Company has entered into a commitment to obtain a $14,000,000 mortgage at a fixed rate of 3.95%. The Company has currently paid commitment and loan processing fees totaling $302,466, of which $288,000 will be refunded at closing, which is expected to take place at the end of the second quarter or at the beginning of the third quarter of fiscal 2014.

The Company has also entered into separate agreements to expand three properties consisting of expanding two existing buildings (one by 51,667 square feet and one by 55,037 square feet) and expanding one parking lot. The three properties are leased to FedEx Ground Package System, Inc. Total expansion costs are expected to be approximately $8,234,000, consisting of approximately $7,434,000 in building expansion costs ($69.67 per square foot) and $800,000 in parking lot expansion costs. As of December 31, 2013, the Company has incurred expansion costs of approximately $1,450,000 and the total remaining expansion costs expected to be incurred during fiscal 2014 amount to approximately $6,784,000. Upon completion, the expansions will result in a new ten year lease extension for each property being expanded and will result in total increased annual rent of approximately $820,000.

NOTE 11 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

In January 2014, the Company was notified by its tenant, H.E.P. Direct Inc. (HEP), which leases the Company’s 106,507 square foot building located in Winston-Salem, NC through December 31, 2017 at an annualized rent of $305,000 that they have filed for Chapter 11 bankruptcy and that they intend to vacate the Company’s building sometime after February 28, 2014. Therefore, the Company does not expect to receive any rental payments from the date HEP vacates the building though the remaining lease term. The Company holds a security deposit equal to one month’s base rent and as of January 31, 2014, HEP was current on its rental payments and therefore no amounts were due to the Company.

In January 2014, the Company entered into a fifteen and a half year lease agreement, which will become effective in June 2014, with a franchisee of Pla-Fit Franchise, LLC (Planet Fitness) for 22,682 square feet located at the Company’s two-thirds owned 64,138 square foot shopping center located in Somerset, NJ. Initial rent will commence in December 2014 at an annualized rate of $10.00 per square foot for the first five years, $11.00 per square foot for years six through ten and $12.00 per square foot for years eleven through fifteen, resulting in annualized rental revenue of $241,454 over the fifteen and a half year lease term.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Activity

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The Company is a REIT. The Company seeks to invest in well-located, modern industrial buildings leased primarily to investment grade tenants on long-term net leases. During the three months ended December 31, 2013, the Company purchased five net-leased industrial properties, located in Tulsa, OK; Buckner, KY; Edwardsville, KS; Altoona, PA and Spring, TX totaling approximately 1,122,000 square feet, for approximately $73,861,000. As of December 31, 2013, the Company owned eighty industrial properties and one shopping center with total square footage of approximately 10,708,000 square feet. These properties are located in twenty-seven states. As of the quarter ended December 31, 2013, the Company’s weighted average lease expiration term was approximately 6.8 years and its occupancy rate was 96.4%. In addition, the Company’s average rent per occupied square foot for fiscal 2014 based on annualized base rent was $5.43. Total net real estate investments were $608,955,228 as of December 31, 2013.

The Company’s revenue primarily consists of Rental and Reimbursement Revenue from the ownership of industrial rental property. Net Operating Income from property operations (NOI) is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI increased $1,972,490 or 18% for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase was due to the additional income related to five industrial properties purchased during fiscal 2013 and five properties purchased during the three months ended December 31, 2013.

The Company’s NOI for the three months ended December 31, 2013 and 2012 is calculated as follows:

	Three Months Ended
	12/31/2013	12/31/2012

Rental Revenue	$13,570,722	$11,309,254
Reimbursement Revenue	2,090,433	1,518,236
Total Rental and Reimbursement Revenue	15,661,155	12,827,490
Real Estate Taxes	(1,857,055)	(1,163,514)
Operating Expense	(719,437)	(551,803)
NOI	$13,084,663	$11,112,173

The Company’s revenue for the three months ended December 31, 2012 also includes Lease Termination Income of $690,730, which represents the payments from former tenants at our St. Joseph, MO and Monroe, NC properties terminating their lease obligations before the end of the contractual term of the leases. The only lease that contains an early termination option is the Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS.

The Company has a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties consisting of forty-two separate stand-alone leases. The percentage of FDX leased square footage to the total of the Company’s rental space was 42% (9% to FDX and 33% to FDX subsidiaries) as of December 31, 2013 and 41% (11% to FDX and 30%) to FDX subsidiaries as of December 31, 2012. The only tenants that leased more than 5% of the Company’s total square footage were FDX and its subsidiaries and Milwaukee Electric Tool Corporation, which leased 6% at each of the quarters ended December 31, 2013 and 2012. The only tenant that accounted for more than 5% of the Company’s total Rental and Reimbursement revenue for the three months ended December 31, 2013 and 2012 was FDX and its subsidiaries. Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 53% (10% to FDX and 43% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2014 and was 53% (12% to FDX and 41% to FDX subsidiaries) for fiscal 2013.

The Company also holds a portfolio of securities of other REITs with a fair value of $53,595,597 as of December 31, 2013, which earns dividend and interest income. The dividends received from our securities investments were at a weighted average yield of approximately 7.58% as of December 31, 2013. At the quarter end, the portfolio of securities consisted of 67% in REIT preferred stock and 33% in REIT common stock. During the three months ended December 31, 2013, the Company recognized Gains on Sale of Securities of $150,725. At the quarter end, the Company had net Unrealized Gains on Securities Available for Sale of $439,163. The Company invests in REIT securities on margin from time to time when the Company believes it can achieve an adequate yield spread. As of December 31, 2013, the Company has borrowings of $6,077,550 under its margin line at 2.0% interest. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

Acquisitions

On October 22, 2013, the Company purchased a 46,260 square foot industrial building located in Tulsa, OK. The building is 100% net leased to The American Bottling Company through February 2024. The lease is guaranteed by the parent company, Dr Pepper Snapple Group, Inc. The purchase price was $3,700,000. The Company obtained a 15 year self-amortizing mortgage of $2,250,000 at a fixed interest rate of 4.58%. Annual rental revenue over the remaining term of the lease is approximately $253,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On October 25, 2013, the Company purchased a newly constructed 558,600 square foot industrial building located in Buckner, KY, which is located in the Louisville MSA. The building is 100% net leased to Ralcorp Holdings, Inc., a division of ConAgra Foods, Inc. through October 2033. The purchase price was $27,070,616. The Company obtained a 20 year self-amortizing mortgage of $18,475,000 at a fixed interest rate of 4.17%. Annual rental revenue over the remaining term of the lease is approximately $2,133,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $437,491 to an Intangible Asset associated with the lease in-place.

On October 31, 2013, the Company purchased a newly constructed 280,000 square foot industrial building located in Edwardsville, KS, which is located in the Kansas City MSA. The building is 100% net leased to International Paper Company through August 2023. The purchase price was $18,818,825. The Company obtained a 10 year mortgage, of $12,550,000, amortizing over 15 years at a fixed interest rate of 3.45%. Annual rental revenue over the remaining term of the lease is approximately $1,304,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $733,333 to an Intangible Asset associated with the lease in-place.

On October 31, 2013, the Company purchased a newly constructed 122,522 square foot industrial building located in Altoona, PA. The building is 100% net leased to FedEx Ground Package System, Inc. through August 2023. The purchase price was $8,990,000. The Company increased its $7,350,000 loan that was obtained in connection with two acquisitions the Company made on September 12, 2013 for the properties located in Green Bay, WI and Stewartville (Rochester), MN. The initial 12 year self-amortizing mortgage was increased by $5,000,000 to $12,350,000 and is at a fixed interest rate of 4.00%. Annual rental revenue over the remaining term of the lease is approximately $651,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On November 19, 2013, the Company purchased a newly constructed 114,923 square foot industrial building located in Spring, TX, which is located in the Houston MSA. The building is 100% net leased to FedEx Ground Package System, Inc. through August 2023. The purchase price was $15,281,318. The Company obtained a 10 year mortgage of $10,630,000, amortizing over 15 years at a fixed interest rate of 4.01%. Annual rental revenue over the remaining term of the lease is approximately $1,146,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

Expansions

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Orion, MI for $988,579 in order to construct a 52,154 square foot expansion of the building and a parking lot. In June 2013, the building expansion was substantially complete for a cost of approximately $3,900,000 resulting in an increase in annual rent effective July 1, 2013 from $1,285,265 to $1,744,853. The parking lot expansion was substantially complete in September 2013 for a cost of approximately $1,500,000 resulting in an increase in annual rent effective October 1, 2013 to $1,908,221. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from June 30, 2017 to June 30, 2023.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Richfield, OH (Cleveland, OH MSA) for $1,655,166 in order to construct a parking lot and a 51,667 square foot expansion of the building. The parking lot expansion was substantially complete in October 2013 and cost approximately $3,100,000. As a result, effective November 1, 2013, the annual rent increased from $644,640 to $1,124,384. The building expansion is expected to cost approximately $3,700,000 and is expected to be completed by August 2014, at which time the annual rent will increase to $1,489,907. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from October 31, 2016 to September 30, 2024.

In June 2013, Phase I of a 64,240 square foot building expansion leased to FedEx Ground Package System, Inc. located in Fort Mill, SC was substantially complete for a cost of approximately $3,574,000 resulting in an increase in annual rent effective July 1, 2013 from $1,023,745 to $1,364,761. Phase II of the expansion, which consists of a parking lot expansion, cost approximately $426,000. Phase II was completed in November 2013, resulting in an increase in annual rent effective November 1, 2013 to $1,414,638. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2019 to October 31, 2023.

In September 2013, a 51,765 square foot building expansion leased to FedEx Ground Package System, Inc. located in El Paso, TX was substantially complete for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584 to $1,045,261. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2015 to September 30, 2023.

Commitments

The Company has entered into separate agreements to purchase five new build-to-suit, industrial buildings that are currently being developed in Illinois, Indiana, Kentucky and Texas totaling approximately 1,595,000 square feet to be net-leased to investment grade tenants for terms ranging from ten to fifteen years. Four of the five buildings, representing approximately 996,000 square feet or 62%, will be leased to subsidiaries of FDX. The aggregate purchase price for the five properties will be approximately $113,454,000. The Company has made deposits totaling $800,000 on these acquisitions as of December 31, 2013, which is included in Other Assets in the accompanying Consolidated Balance Sheets as of December 31, 2013. Subject to satisfactory due diligence, we anticipate closing on three of the acquisitions during the remainder of fiscal 2014 and closing on two of the acquisitions during the first half of fiscal 2015. The Company intends to make additional acquisitions in fiscal 2014 and in fiscal 2015 and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with one of the five purchase commitments discussed above, related to a 328,000 square foot facility to be leased to a subsidiary of FDX, FedEx SmartPost, the Company has entered into a commitment to obtain a $14,000,000 mortgage at a fixed rate of 3.95%. The Company has currently paid commitment and loan processing fees totaling $302,466, of which $288,000 will be refunded at closing, which is expected to take place at the end of the second quarter or at the beginning of the third quarter of fiscal 2014.

The Company has also entered into separate agreements to expand three properties consisting of expanding two existing buildings (one by 51,667 square feet and one by 55,037 square feet) and expanding one parking lot. The three properties are leased to FedEx Ground Package System, Inc. Total expansion costs are expected to be approximately $8,234,000, consisting of approximately $7,434,000 in building expansion costs ($69.67 per square foot) and $800,000 in parking lot expansion costs. As of December 31, 2013, the Company has incurred expansion costs of approximately $1,450,000 and the total remaining expansion costs expected to be incurred during fiscal 2014 amount to approximately $6,784,000. Upon completion, the expansions will result in a new ten year lease extension for each property being expanded and will result in total increased annual rent of approximately $820,000.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

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

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for fiscal year ended September 30, 2013.

Changes in Results of Operations

As of December 31, 2013, the Company owned eighty-one properties with total square footage of approximately 10,708,000 as compared to seventy-four properties with total square footage of approximately 9,206,000, as of December 31, 2012, representing an increase of 16%. As of December 31, 2013, the Company’s weighted average lease expiration term was approximately 6.8 years as compared to 6.0 years as of December 31, 2012. The Company’s occupancy rate was 96.4% as of December 31, 2013 as compared to 93.9% as of December 31, 2012.

Approximately 4% of the Company’s gross leasable area, consisting of 6 leases totaling 437,727 square feet was originally set to expire during fiscal 2014. The Company has renewed 3 of the 6 leases which were scheduled to expire in fiscal 2014. The Company has incurred or expects to incur tenant improvement costs of approximately $275,000 and leasing costs of approximately $136,000 in connection with these 3 lease renewals. The table summarizes the lease terms of the 3 leases which were renewed and includes both the tenant improvement costs and the leasing costs which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Omaha, NE	FedEx Corporation	89,115	$6.00	10/31/13	$5.00	10/31/23	10.0	$0.25	$0.10
Orangeburg, NY	Kellogg Sales Co.	50,400	7.00	02/28/14	7.00	02/28/15	1.0	-0-	0.14
Newington, CT	Kellogg Sales Co.	54,812	6.54	02/28/14	6.00	02/28/17	3.0	0.30	0.24
	Total	194,327
Weighted Average			$6.41		$5.80		5.7	$0.25	$0.12

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term

Of the total 437,727 square feet of gross leasable area originally set to expire during fiscal 2014, 194,327 square feet or 44% has been renewed thus far. The lease renewals have been renewed for a weighted average term of 5.7 years and at a weighted average lease rate of $5.80 per square foot as compared to $6.41 per square foot formerly, representing a weighted average reduction in the lease rate of 9.5%. As discussed previously, we have recently completed work on four property expansions, which resulted in extending their lease expirations and increasing their rents. The expansions consisted of three parking lot expansions and one building expansion at four FedEx Ground facilities. These expansions resulted in an additional ten years of lease term from the date of completion for each property that was expanded. Prior to the lease amendments being executed, these four leases had a remaining weighted average term of 3.8 years at the time of completion of the expansion work. By obtaining an additional ten years of lease term from the date of completion of the expansion work, an additional 6.2 years of weighted average term was added to these four leases. Commencing during the first quarter of fiscal 2014, the lease amendments have resulted in an annual increase in rent totaling approximately $1,071,000 at a weighted average lease rate of $8.51 per square foot as compared to $7.45 per square foot formerly, representing a weighted average increase in the lease rate of 14.3%. The three leases that renewed thus far that were originally set to expire in fiscal 2014 combined with the four leases that were amended due to expansions, results in a weighted average increase in the lease rate of 9.6% and an increase in the weighted average term of 6.1 years.

Of the remaining three leases set to expire in fiscal 2014, the Company has been informed that two leases, representing 47% of the space coming up for renewal in fiscal 2014, will not be renewed. One tenant that has indicated it will not be renewing its lease is for a 59,400 square foot building at our property located in Carlstadt, NJ. This property is leased to Macys Retail Holdings Inc. through March 31, 2014. The Company owns this property through a 51% controlling equity interest. The second tenant that has indicated it will not be renewing its lease is for a 148,000 square foot building at our property located in Fayetteville, NC. This property was leased to Maidenform Inc. (Maidenform) through December 31, 2013. Maidenform is currently occupying the space on a month-to-month basis and is paying “holdover” annual rent of $4.50 per square foot, which is 150% of the stated rent per the expired lease. Maidenform has indicated that it intends to stay in our space until March 31, 2014. We anticipate renewing our one remaining lease, which is with FDX, for the property located in Richland, MS. This lease is currently set to expire on March 31, 2014, representing 36,000 square feet or 8% of the space scheduled for renewal in fiscal 2014.

In January 2014, the Company was notified by its tenant, H.E.P. Direct Inc. (HEP), which leases the Company’s 106,507 square foot building located in Winston-Salem, NC through December 31, 2017 at an annualized rent of $305,000 that they have filed for Chapter 11 bankruptcy and that they intend to vacate the Company’s building sometime after February 28, 2014. Therefore, the Company does not expect to receive any rental payments from the date HEP vacates the building though the remaining lease term. The Company holds a security deposit equal to one month’s base rent and as of January 31, 2014, HEP was current on its rental payments and therefore no amounts were due to the Company.

In January 2014, the Company entered into a fifteen and a half year lease agreement, which will become effective in June 2014, with a franchisee of Pla-Fit Franchise, LLC (Planet Fitness) for 22,682 square feet located at the Company’s two-thirds owned 64,138 square foot shopping center located in Somerset, NJ. Initial rent will commence in December 2014 at an annualized rate of $10.00 per square foot for the first five years, $11.00 per square foot for years six through ten and $12.00 per square foot for years eleven through fifteen, resulting in annualized rental revenue of $241,454 over the fifteen and a half year lease term.

Rental Revenue increased $2,261,468, or 20%, for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase for the three months ended December 31, 2013 was due primarily to the increased rental income earned from the acquisition of five properties during fiscal 2013 and five properties purchased during the three months ended December 31, 2013.

Reimbursement Revenue increased $572,197, or 38%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. Real Estate Tax Expense increased $693,541 or 60% for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase for Reimbursement Revenue and Real Estate Taxes for the three months ended December 31, 2013 was primarily due to our newly acquired buildings and the Company’s ability to obtain refunds in real estate taxes for several properties during the three months ended December 31, 2012. Our single tenant properties are subject to net leases which require the tenants to absorb the cost of Real Estate Taxes as well as insurance and the majority of repairs and maintenance. As such, the Company is reimbursed by the tenants for these Real Estate Taxes.

Lease Termination Income amounted to $-0- and $690,730 for the three months ended December 31, 2013 and 2012, respectively. This income represents the payments from former tenants at our St. Joseph, MO and Monroe, NC properties terminating their lease obligations before the end of the contractual term of the leases by agreement with the Company in accordance with the terms of the Lease.

Operating Expenses increased $167,634, or 30%, for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase in Operating Expenses for the three months ended December 31, 2013 was due primarily to an increase in insurance costs of approximately $102,000 and an increase in repair and maintenance costs of approximately $72,000. The increases were mainly due to the acquisition of five properties during fiscal 2013 and five properties purchased during the three months ended December 31, 2013. Approximately $145,000 of the increases in Operating Expenses is offset by Reimbursement Revenue.

General and Administrative Expense decreased $149,414, or 12%, for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The decrease in General and Administrative Expense for the three months ended December 31, 2013 was due primarily to decreased professional fees associated with redeeming the Subordinated Convertible Debentures in 2012 and a decrease in general professional fees.

Interest and Dividend Income decreased $184,293, or 16%, for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. This decrease was mainly due to a lower average carrying value of Securities Available for Sale during the three months ended December 31, 2013 as compared to the average carrying value of Securities Available for Sale during three months ended December 31, 2012.

The Company recognized a Gain on Sale of Securities Transactions of $150,725 and $2,110,768 for the three months ended December 31, 2013 and 2012, respectively. In addition, the Company had net Unrealized Holding Gains on its Securities Held for Sale of $439,163 as of December 31, 2013.

Discontinued Operations for the three months ended December 31, 2012, include the operations of the Company’s 40,560 square foot building located in Greensboro, NC, which was classified as Held for Sale as of December 31, 2012. On February 19, 2013, the Greensboro, NC property was sold for net sale proceeds of $1,413,891. The following table summarizes the components of Discontinued Operations:

Three Months Ended
12/31/2012

Rental and Reimbursement Revenue	$32,258
Real Estate Taxes	(6,354)
Operating Expenses	(9,836)
Depreciation & Amortization	(20,094)
Loss from Operations of Disposed Property	(4,026)
Gain (Loss) on Sale of Investment Property	-0-
Loss from Discontinued Operations	$(4,026)

Cash Flows from Discontinued Operations for the three months ended December 31, 2012 are combined with the Cash Flows from Operations within each of the three categories presented. Cash Flows from Discontinued Operations are as follows:

Three Months Ended
12/31/2012

Cash flows from Operating Activities	$(2,507)
Cash flows from Investing Activities	-0-
Cash flows from Financing Activities	-0-

The absence of Cash Flows from Discontinued Operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net Cash from Operating Activities of $7,393,830 and $4,992,206 for the three months ended December 31, 2013 and 2012, respectively.

Net Real Estate Investments increased $72,155,816 from September 30, 2013 to December 31, 2013. This increase was due mainly to the purchase of the industrial properties in Tulsa, OK; Buckner, KY; Edwardsville, KS; Altoona, PA; and Spring, TX totaling $73,860,759 of which $72,689,935 was allocated to Net Real Estate Investments. In addition, the increase was partially due to costs incurred in connection with expansions of our existing properties of approximately $3,165,000. The increase was partially offset by Depreciation Expense for the three month period of $3,813,246.

Securities Available for Sale increased $8,143,857 from September 30, 2013 to December 31, 2013. The increase was due to the purchase of securities totaling $11,539,599, offset by the sale of securities with a cost basis of $1,845,637 and a decrease in Unrealized Holding Gains of $1,550,105

Mortgage Notes Payable increased $42,160,283 from September 30, 2013 to December 31, 2013. The increase was due mainly to an increase of $5,000,000 to an existing mortgage and the origination of four mortgages totaling $43,905,000 obtained in connection with the acquisitions of the five industrial properties purchased in fiscal 2014. Details on the increase in Mortgage Notes Payable are as follows:

Property	Mortgage amount	Maturity Date	Interest Rate
Tulsa, OK	$2,250,000	11/1/28	4.58%
Buckner, KY	18,475,000	11/1/33	4.17%
Edwardsville, KS	12,550,000	11/1/23	3.45%
Altoona, PA (1)	5,000,000	10/1/25	4.00%
Spring, TX	10,630,000	12/1/23	4.01%

(1)	The Company increased its existing loan that was originally obtained in connection with its two acquisitions on September 12, 2013 for the properties located in Green Bay, WI and Stewartville (Rochester), MN by $5,000,000 from $7,350,000 to $12,350,000.

The increase in Mortgage Notes Payable was partially offset by scheduled payments of principal of $4,949,488 and a balloon payment on the Rockford, IL property mortgage of $1,795,229.

The Company is scheduled to repay a total of approximately $22,229,000 in mortgage principal payments in the next twelve months. The Company intends to make these principal payments from the funds raised from Cash from Operations, the DRIP, draws from the unsecured line of credit facility and refinancings.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $7,393,830 and $4,992,206 for the three months ended December 31, 2013 and 2012, respectively. Dividends paid on common stock for the three months ended December 31, 2013 and 2012 were $6,815,308 and $6,135,493, respectively (of which $1,839,767 and $1,606,277, respectively, was reinvested). The Company pays dividends from cash generated from operations.

As of December 31, 2013, the Company owned Securities Available for Sale of $53,595,597 subject to term loans of $5,200,000 and securities margin loans of $6,077,550. These marketable securities provide the Company with additional liquidity as well as dividend income. As of December 31, 2013, the Company had a net Unrealized Holding Gain on its portfolio of $439,163. The dividends received from the Company’s investments continue to meet our expectations.

As of December 31, 2013, the Company owned eighty-one properties (eighty industrial properties and one shopping center), of which sixty-one carried mortgage loans with outstanding principal balances as of December 31, 2013 totaling $292,253,665. The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s unsecured line of credit facility limit the amount of unencumbered properties which can be mortgaged. As of December 31, 2013, the Company has fully drawn down on its $40,000,000 unsecured line of credit facility and is currently in discussions with the lender to exercise an additional $20,000,000 accordion feature which will bring the total unsecured line of credit facility up to $60,000,000. The unsecured line of credit facility matures June 30, 2016, with a one year extension option.

The Company’s total net debt to total market capitalization was 38% and the Company’s total net debt plus preferred equity to total market capitalization was 51% as of December 31, 2013.

During the three months ended December 31, 2013, the Company paid $1,019,726 in dividends on its outstanding Series A preferred shares. On January 15, 2014, the Company declared a dividend of $0.4766 per share on the Company’s Series A preferred shares payable March 17, 2014, to Series A preferred shareholders of record as of the close of business on February 18, 2014.

During the three months ended December 31, 2013, the Company paid $1,132,032 in dividends on its outstanding Series B preferred shares. On January 15, 2014, the Company declared a dividend of $0.4922 per share on the Company’s Series B preferred shares payable March 17, 2014, to Series B preferred shareholders of record as of the close of business on February 18, 2014.

The Company raised $13,993,875 (including reinvestments of $1,839,767) from the issuance of 1,646,318 common shares under the DRIP during the three months ended December 31, 2013. During the three months ended December 31, 2013, the Company paid $6,815,308 in total cash dividends or $0.15 per common share to common shareholders, of which $1,839,767 was reinvested in the DRIP. On January 15, 2014, the Company declared a dividend of $0.15 per common share to be paid on March 17, 2014 to common shareholders of record as of the close of business on February 18, 2014.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured line of credit facility (subject to an accordion feature) or securities margin loans, refinance debt, or raise capital through the DRIP or capital markets.

The Company has entered into separate agreements to purchase five new build-to-suit, industrial buildings that are currently being developed in Illinois, Indiana, Kentucky and Texas totaling approximately 1,595,000 square feet to be net-leased to investment grade tenants for terms ranging from ten to fifteen years. Four of the five buildings, representing approximately 996,000 square feet or 62%, will be leased to subsidiaries of FDX. The aggregate purchase price for the five properties will be approximately $113,454,000. The Company has made deposits totaling $800,000 on these acquisitions as of December 31, 2013, which is included in Other Assets in the accompanying Consolidated Balance Sheets as of December 31, 2013. Subject to satisfactory due diligence, we anticipate closing on three of the acquisitions during the remainder of fiscal 2014 and closing on two of the acquisitions during the first half of fiscal 2015. The Company intends to make additional acquisitions in fiscal 2014 and in fiscal 2015 and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with one of the five purchase commitments discussed above, related to a 328,000 square foot facility to be leased to a subsidiary of FDX, FedEx SmartPost, the Company has entered into a commitment to obtain a $14,000,000 mortgage at a fixed rate of 3.95%. The Company has currently paid commitment and loan processing fees totaling $302,466, of which $288,000 will be refunded at closing, which is expected to take place at the end of the second quarter or at the beginning of the third quarter of fiscal 2014.

The Company has also entered into separate agreements to expand three properties consisting of expanding two existing buildings (one by 51,667 square feet and one by 55,037 square feet) and expanding one parking lot. The three properties are leased to FedEx Ground Package System, Inc. Total expansion costs are expected to be approximately $8,234,000, consisting of approximately $7,434,000 in building expansion costs ($69.67 per square foot) and $800,000 in parking lot expansion costs. As of December 31, 2013, the Company has incurred expansion costs of approximately $1,450,000 and the total remaining expansion costs expected to be incurred during fiscal 2014 amount to approximately $6,784,000. Upon completion, the expansions will result in a new ten year lease extension for each property being expanded and will result in total increased annual rent of approximately $820,000.

The Company has been raising capital through its DRIP, mortgages, draws on its unsecured line of credit, sale of marketable securities and funds generated from its investments in net leased industrial properties. The Company may raise capital through registered direct placements and public offerings of common and preferred stock. The Company believes that funds generated from operations and from the DRIP, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next year.

The Company seeks to invest in well-located, modern buildings, leased primarily to investment grade tenants on long-term leases. In management’s opinion, newly built facilities leased to FedEx Corporation (FDX) and its subsidiaries meet these criteria. The Company has a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties consisting of forty-two separate stand-alone leases. The percentage of FDX leased square footage to the total of the Company’s rental space was 42% (9% to FDX and 33% to FDX subsidiaries) as of December 31, 2013. At the quarter end, the only tenants that leased more than 5% of the Company’s total square footage were FDX and its subsidiaries and Milwaukee Electric Tool Corporation, which leased 6%. The only tenant that accounted for more than 5% of the Company’s total Rental and Reimbursement Revenue for the three months ended December 31, 2013 was FDX and its subsidiaries. Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 53% (10% to FDX and 43% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2014.

FDX and Milwaukee Electric Tool Corporation’s ultimate parent, Techtronic Industries Company Limited are publicly-owned companies.

The Company intends to acquire additional net-leased industrial properties on long-term leases, primarily to investment grade tenants, and when needed, expand its current properties. The Company has historically and intends to continue to finance purchases of real estate and expansions primarily through mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Funds From Operations and Core Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (US GAAP), excluding extraordinary items, as defined under US GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-US GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO plus acquisition costs. FFO and Core FFO should be considered as a supplemental measure of operating performance used by REITs. FFO and Core FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. The items excluded from FFO and Core FFO are significant components in understanding the Company’s financial performance.

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

The Company’s FFO and Core FFO for the three months ended December 31, 2013 and 2012 are calculated as follows:

	Three Months Ended
	12/31/2013	12/31/2012
Net Income Attributable to Common Shareholders	$2,138,440	$3,554,819
Depreciation Expense	3,813,246	3,133,907
Amortization of Intangible Assets	332,749	384,703
FFO Attributable to Common Shareholders	6,284,435	7,073,429
Acquisition Costs	462,864	385,862
Core FFO Attributable to Common Shareholders	$6,747,299	$7,459,291

The Company’s Core FFO, excluding the net Gain on Sale of Securities Transactions for the three months ended December 31, 2013 and 2012 is calculated as follows:

	Three Months Ended
	12/31/2013	12/31/2012
Core FFO Attributable to Common Shareholders	$6,747,299	$7,459,291
Less: Gain on Sale of Securities Transactions, net	150,725	2,110,768
Core FFO, excluding net Gain on Sale of Securities Transactions Attributable to Common Shareholders	$6,596,574	$5,348,523

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	12/31/13	12/31/12

Operating Activities	$7,393,830	$4,992,206
Investing Activities	(87,172,963)	(49,687,507)
Financing Activities	75,827,249	30,328,565

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in this Quarterly Report on From 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to December 31, 2013 (the date of this Quarterly Report on Form 10-Q).

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

Changes In Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1	Legal Proceedings. – None
Item 1A

Risk Factors.

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds. – None
Item 3.	Defaults Upon Senior Securities. – None
Item 4.	Mine Safety Disclosures. – None
Item 5.

Other Information.

(a)    Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None

(b)   Material Changes to the Procedures by which Security Holders may Recommend Nominees to Board of Directors - None

Item 6.	Exhibits
31.1	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002, (Filed herewith).
31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002, (Filed herewith).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date:	February 4, 2014	By: /s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	February 4, 2014	By: /s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

