Form 10-Q/A
period 2013-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2014-02-06
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q/A
Amendment No. 1

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

1

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 as originally filed with the Securities and Exchange Commission on February 5, 2014 solely to include the Exhibits in Item 6 of Part II. This Amendment No. 1 contains no other changes to the Form 10-Q filed on February 5, 2014.

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date:	February 6, 2014	By: /s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	February 6, 2014	By: /s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

