Form 10-Q
period 2014-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2014-05-07
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

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

Large accelerated filer Accelerated filer X_ Non-accelerated filer ____ (Do not check if smaller reporting company) Smaller Reporting Company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:
Class	Outstanding Shares of Common Stock as of May 1, 2014
Common Stock, $.01 par value per share	47,563,514

1

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2014

C O N T E N T S

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND SEPTEMBER 30, 2013

ASSETS	March 31, 2014 (Unaudited)	September 30, 2013

Real Estate Investments:
Land	$106,337,910	$97,400,859
Buildings and Improvements	601,319,844	530,493,968
Total Real Estate Investments	707,657,754	627,894,827
Accumulated Depreciation	(98,883,773)	(91,095,415)
Net Real Estate Investments	608,773,981	536,799,412

Cash and Cash Equivalents	10,702,905	12,404,512
Securities Available for Sale at Fair Value	53,465,772	45,451,740
Tenant and Other Receivables	679,330	889,645
Deferred Rent Receivable	3,532,983	3,158,286
Prepaid Expenses	4,439,381	2,201,270
Financing Costs, net of Accumulated Amortization of $3,322,085 and $3,061,640, respectively	4,337,233	3,823,919
Lease Costs, net of Accumulated Amortization of $1,659,702 and $1,414,861, respectively	2,463,734	2,183,772
Intangible Assets, net of Accumulated Amortization of $9,034,508 and $8,333,680, respectively	7,197,355	6,727,360
Other Assets	1,932,757	3,600,950

TOTAL ASSETS	$697,525,431	$617,240,866

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2014 AND SEPTEMBER 30, 2013

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2014 (Unaudited)	September 30, 2013

Liabilities:
Mortgage Notes Payable	$286,688,441	$250,093,382
Loans Payable	47,431,597	22,200,000
Accounts Payable and Accrued Expenses	3,485,953	5,404,883
Other Liabilities	7,277,651	3,627,630

Total Liabilities	344,883,642	281,325,895

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity:
Series A - 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of March 31, 2014 and September 30, 2013, respectively	53,493,750	53,493,750
Series B - 7.875% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of March 31, 2014 and September 30, 2013, respectively	57,500,000	57,500,000
Common Stock - $0.01 Par Value Per Share: 67,700,000 Shares
Authorized as of March 31, 2014 and September 30, 2013;
47,313,212 and 44,488,509 Shares Issued and Outstanding as of
March 31, 2014 and September 30, 2013, respectively	473,132	444,885
Excess Stock - $0.01 Par Value Per Share: 5,000,000 Shares Authorized; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	237,925,410	222,487,068
Accumulated Other Comprehensive Income	3,249,497	1,989,268
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	352,641,789	335,914,971

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$697,525,431	$617,240,866

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended		Six Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
INCOME:
Rental Revenue	$14,085,029	$11,738,407	$27,655,751	$23,047,661
Reimbursement Revenue	2,260,276	1,567,802	4,350,709	3,086,038
Lease Termination Income	-0-	-0-	-0-	690,730
TOTAL INCOME	16,345,305	13,306,209	32,006,460	26,824,429

EXPENSES:
Real Estate Taxes	1,771,802	1,117,948	3,628,857	2,281,462
Operating Expenses	1,129,543	967,176	1,848,980	1,493,800
General & Administrative Expenses	1,328,256	944,352	2,448,719	2,239,408
Acquisition Costs	-0-	-0-	462,864	385,862
Depreciation	3,975,112	3,268,393	7,788,358	6,389,457
Amortization of Lease Costs and Intangible Assets	451,459	477,852	894,685	970,716
TOTAL EXPENSES	8,656,172	6,775,721	17,072,463	13,760,705

OTHER INCOME (EXPENSE):
Interest and Dividend Income	996,794	1,004,964	1,935,562	2,128,025
Gain on Sale of Securities Transactions, net	425,349	3,802,704	576,074	5,913,472
Interest Expense	(4,185,372)	(3,842,634)	(8,060,513)	(7,718,306)
Amortization of Financing Costs	(168,662)	(152,095)	(337,680)	(332,885)
TOTAL OTHER INCOME (EXPENSE)	(2,931,891)	812,939	(5,886,557)	(9,694)

INCOME FROM CONTINUING OPERATIONS	4,757,242	7,343,427	9,047,440	13,054,030

INCOME FROM DISCONTINUED OPERATIONS
	-0-	300,484	-0-	296,458

NET INCOME	4,757,242	7,643,911	9,047,440	13,350,488

Less: Preferred Dividend	2,151,758	2,151,758	4,303,516	4,303,516

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,605,484	$5,492,153	$4,743,924	$9,046,972

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013 - CONTINUED

	Three Months Ended		Six Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013

BASIC INCOME – PER SHARE
Income from Continuing Operations	$0.10	$0.17	$0.20	$0.31
Income from Discontinued Operations	0.00	0.01	0.00	0.01
Net Income	0.10	0.18	0.20	0.32
Less: Preferred Dividend	(0.05)	(0.05)	(0.10)	(0.10)
Net Income Attributable to Common	$0.05	$0.13	$0.10	$0.22
Shareholders - Basic

DILUTED INCOME – PER SHARE
Income from Continuing Operations	$0.10	$0.17	$0.20	$0.31
Income from Discontinued Operations	0.00	0.01	0.00	0.01
Net Income	0.10	0.18	0.20	0.32
Less: Preferred Dividend	(0.05)	(0.05)	(0.10)	(0.10)
Net Income Attributable to Common			$0.10	$0.22
Shareholders - Diluted	$0.05	$0.13

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	46,739,035	41,770,762	45,982,937	41,331,860
Diluted	46,845,472	41,989,449	46,080,826	41,545,266

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended		Six Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013

Net Income	$4,757,242	$7,643,911	$9,047,440	$13,350,488
Other Comprehensive Income:
Unrealized Holding Gains Arising During
the Period	3,235,683	6,090,245	1,836,303	6,452,115
Reclassification Adjustment for Net Gains
Realized in Income	(425,349)	(3,802,704)	(576,074)	(5,913,472)
TOTAL COMPREHENSIVE INCOME	7,567,576	9,931,452	10,307,669	13,889,131

Less: Preferred Dividend	2,151,758	2,151,758	4,303,516	4,303,516
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$5,415,818	$7,779,694	$6,004,153	$9,585,615

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2014 AND 2013

	Six Months Ended
	3/31/2014	3/31/2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,047,440	$13,350,488
Noncash Items Included in Net Income:
Depreciation & Amortization	9,020,723	7,713,152
Stock Compensation Expense	171,634	161,089
Gain on Sale of Securities Transactions, net	(576,074)	(5,913,472)
Gain on Sale of Real Estate Investments	-0-	(345,794)
Changes In:
Tenant, Deferred Rent and Other Receivables	(113,398)	(2,626,339)
Prepaid Expenses	(2,238,111)	(2,019,862)
Other Assets and Lease Costs	(340,780)	(948,543)
Accounts Payable, Accrued Expenses and Other Liabilities	2,966,468	1,298,984
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,937,902	10,669,703

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets, net of Deposits	(73,860,759)	(42,363,385)
Capital and Land Site Improvements	(8,295,926)	(3,741,423)
Proceeds on Sale of Real Estate Investments	-0-	1,413,891
Return of Deposits on Real Estate	1,800,000	570,000
Deposits Paid on Acquisitions of Real Estate	(700,000)	(1,350,000)
Proceeds from Sale of Securities Available for Sale	7,080,741	25,178,027
Purchase of Securities Available for Sale	(13,258,470)	(9,305,129)
Collections on Loans Receivable	7,770	11,221
NET CASH USED IN INVESTING ACTIVITIES	(87,226,644)	(29,586,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Loans Payable	25,231,597	12,000,000
Repurchase of Subordinated Convertible Debentures	-0-	(5,115,000)
Proceeds from Mortgage Notes Payable	48,905,000	35,000,000
Principal Payments on Mortgage Notes Payable	(12,309,941)	(21,591,284)
Financing Costs Paid on Debt	(474,594)	(519,521)
Net Distributions to Noncontrolling Interests	(12,442)	(40,266)
Proceeds from Issuance of Common Stock in the DRIP, net of Reinvestments	20,725,762	8,160,817
Preferred Dividends Paid	(4,303,516)	(4,303,516)
Common Dividends Paid, net of Reinvestments	(10,174,731)	(9,194,538)
NET CASH PROVIDED BY FINANCING ACTIVITIES	67,587,135	14,396,692

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,701,607)	(4,520,403)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,404,512	24,650,858
CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,702,905	$20,130,455

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2014

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation (a Maryland corporation), together with its consolidated subsidiaries (MREIC, the Company, or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of March 31, 2014 and September 30, 2013, rental properties consisted of eighty-one and seventy-six property holdings, respectively. As of March 31, 2014, these properties are located in twenty-seven states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. The Company also owns a portfolio of REIT investment securities.

The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (the Code), and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code. The Company is subject to franchise taxes in certain states in which the Company owns property.

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013.

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

Lease Termination Income for the six months ended March 31, 2013 consisted of $113,784 from the Company’s former tenant at its 388,671 square foot building located in St. Joseph, MO and $576,946 from the Company’s former tenant at its 160,000 square foot building located in Monroe, NC. The Company is currently leasing 256,000 square feet (representing 66% of the space) at its property located in St. Joseph, MO through September 30, 2017. There was no Lease Termination Income for the three months ended March 31, 2013 or for the three and six months ended March 31, 2014.

The Company’s lease with its tenant, Graybar Electric Company (Graybar), at its 26,340 square foot building located in Ridgeland (Jackson), MS has an early termination option which may be exercised at any time provided the Company is given six months of notice. The Company has not received notice nor does the Company anticipate that this tenant will exercise its early termination option. The rent per annum for this location is $109,275 or $4.15 per square foot and the lease expires in July 2019.

Other than the Company’s leases with Graybar and the Company’s new tenant at its 83,000 square foot location in Roanoke, VA, entered into on May 1, 2014 (see note 11), the Company does not have any other leases that contain an early termination option.

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. The amortization of compensation costs for stock options grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $85,137 and $81,562 for the three months ended March 31, 2014 and 2013, respectively and amounted to $171,634 and $161,089 for the six months ended March 31, 2014 and 2013, respectively.

During the three and six months ended March 31, 2014 and 2013, the following stock options were granted under the Company’s 2007 Stock Option and Stock Award Plan, as amended and restated (the “2007 Plan”):

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/3/14	1	65,000	$8.94	1/3/22
1/3/13	1	65,000	$10.46	1/3/21

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the fiscal year indicated:

	Fiscal 2014	Fiscal 2013

Dividend yield	6.71%	5.74%
Expected volatility	19.07%	18.84%
Risk-free interest rate	2.45%	1.18%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

The fair value of options granted during the three and six months ended March 31, 2014 and 2013 was $0.53 and $0.62, respectively.

During the three and six months ended March 31, 2014, no shares of restricted stock were granted under the Company’s 2007 Plan and no options to purchase common stock were exercised. As of March 31, 2014, a total of 679,646 shares were available to grant as stock options or as restricted stock and there were outstanding options to purchase 815,370 shares under the 2007 Plan. The aggregate intrinsic value of options outstanding as of March 31, 2014 was $1,112,001.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, with earlier adoption permitted. The Company has decided to early adopt this standard effective with the interim period beginning January 1, 2014 and will continue to apply the guidance to future applicable disposals or discontinued operations, if any. Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented (see Note 4). Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

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

In addition, common stock equivalents of 106,437 and 218,687 shares are included in the diluted weighted average shares outstanding for the three months ended March 31, 2014 and 2013, respectively, and common stock equivalents of 97,889 and 213,406 shares are included in the diluted weighted average shares outstanding for the six months ended March 31, 2014 and 2013, respectively. Options to purchase shares of common stock of 65,000 and -0- were antidilutive as of March 31, 2014 and 2013, respectively.

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

Expansions

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Orion, MI for $988,579 in order to construct a 52,154 square foot expansion of the building and a parking lot. In June 2013, the building expansion was completed for a cost of approximately $3,900,000 resulting in an increase in annual rent effective July 1, 2013 from $1,285,265 to $1,744,853. The parking lot expansion was completed in September 2013 for a cost of approximately $1,500,000 resulting in an increase in annual rent effective October 1, 2013 to $1,908,221. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from June 30, 2017 to June 30, 2023.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Richfield, OH, which is located in the Cleveland MSA, for $1,655,166 in order to construct a parking lot and a 51,667 square foot expansion of the building. The parking lot expansion was completed in October 2013 and cost approximately $3,142,000. As a result, effective November 1, 2013, the annual rent increased from $644,640 to $1,124,384. The building expansion is expected to cost approximately $3,655,000 and is expected to be completed by August 2014, at which time the annual rent will increase to $1,489,907. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from October 31, 2016 to September 30, 2024.

In June 2013, Phase I of a 64,240 square foot building expansion leased to FedEx Ground Package System, Inc. located in Fort Mill, SC was completed for a cost of approximately $3,574,000 resulting in an increase in annual rent effective July 1, 2013 from $1,023,745 to $1,364,761. Phase II of the expansion, which consists of a parking lot expansion, cost approximately $426,000. Phase II was completed in November 2013, resulting in an increase in annual rent effective November 1, 2013 to $1,414,638. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2019 to October 31, 2023.

In September 2013, a 51,765 square foot building expansion leased to FedEx Ground Package System, Inc. located in El Paso, TX was completed for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584 to $1,045,261. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2015 to September 30, 2023.

FedEx Ground Package System, Inc.’s ultimate parent - FedEx Corporation (FDX), The American Bottling Company’s ultimate parent - Dr Pepper Snapple Group, Inc., Ralcorp Holdings, Inc.’s ultimate parent - ConAgra Foods, Inc., and International Paper Company are publicly-owned companies and financial information related to these entities is readily available to the Company’s shareholders.

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

	Three Months Ended		Six Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013

Rental Revenues	$14,085,000	$13,508,900	$28,160,800	$27,168,900
Net Income Attributable to Common
Shareholders	$2,605,500	$6,123,800	$4,904,000	$10,276,900
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.05	$0.15	$0.11	$0.25

Tenant Concentration

The Company has a concentration of FDX and FDX subsidiary-leased properties consisting of forty-two separate stand-alone leases covering approximately 4,450,000 square feet as of March 31, 2014 and thirty-seven separate stand-alone leases covering approximately 3,782,000 square feet as of March 31, 2013. The percentage of FDX leased square footage to the total of the Company’s rental space was 42% (9% to FDX and 33% to FDX subsidiaries) as of March 31, 2014 and 41% (10% to FDX and 31% to FDX subsidiaries) as of March 31, 2013. The only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries, Milwaukee Electric Tool Corporation, which leased approximately 615,000 square feet consisting of 6% and 7% of the Company’s rental space as of March 31, 2014 and 2013, respectively, and Ralcorp Holdings, Inc. (Ralcorp), which leased 5% or approximately 558,600 square feet as of March 31, 2014 and 0% as of March 31, 2013.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 53% (10% to FDX and 43% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2014 and was 53% (12% to FDX and 41% to FDX subsidiaries) for fiscal 2013. The only tenants that accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the six months ended March 31, 2014 and 2013 were FDX and its subsidiaries and Ralcorp. Annualized Rental and Reimbursement Revenue from Ralcorp is estimated to be approximately 9% of total Rental and Reimbursement Revenue for fiscal 2014 and was none for fiscal 2013.

NOTE 4 – DISCONTINUED OPERATIONS

Discontinued Operations for the three and six months ended March 31, 2013, include the operations of the Company’s 40,560 square foot building located in Greensboro, NC. On February 19, 2013, the Greensboro, NC property was sold for net sale proceeds of $1,413,891. There were no Discontinued Operations for the three and six months ended March 31, 2014. The following table summarizes the components of Discontinued Operations:

	Three Months Ended	Six Months Ended
	3/31/2013	3/31/2013

Rental and Reimbursement Revenue	$-0-	$32,258
Real Estate Taxes	(22,120)	(28,474)
Operating Expenses	(23,190)	(33,026)
Depreciation & Amortization	-0-	(20,094)
Loss from Operations of Disposed Property	(45,310)	(49,336)
Gain on Sale of Investment Property	345,794	345,794
Income from Discontinued Operations	$300,484	$296,458

Cash Flows from Discontinued Operations for the six months ended March 31, 2013 are combined with the Cash Flows from Operations within each of the three categories presented. Cash Flows from Discontinued Operations are as follows:

Six Months
Ended
3/31/2013

Cash flows from Operating Activities	$(12,260)
Cash flows from Investing Activities	1,413,891
Cash flows from Financing Activities	-0-

The absence of Cash Flows from Discontinued Operations is not expected to materially affect future liquidity and capital resources.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

During the six months ended March 31, 2014, the Company sold or redeemed securities with a cost of $6,504,667 and recognized a Gain on Sale of Securities Transactions of $576,074. The Company also made purchases of $13,258,470 in Securities Available for Sale at Fair Value. Of this amount, the Company made total purchases of 31,717 common shares of UMH Properties, Inc. (UMH), a related REIT, through UMH’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $283,408 or a weighted average cost of $8.94 per share. The Company owned a total of 810,946 UMH common shares as of March 31, 2014 at a total cost of $7,608,550 and a fair value of $7,931,047. The Company also owns 200,000 shares of UMH’s 8.25% Series A Cumulative Redeemable Preferred Stock at a total cost of $5,000,000 and a fair value of $5,178,000.

The Company held ten securities that had unrealized losses as of March 31, 2014. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The following is a summary of temporarily impaired securities at March 31, 2014:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$6,228,996	$(225,038)	$-0-	$-0-
Common stock	3,647,200	(389,977)	-0-	-0-
Total	$9,876,196	$(615,015)	$-0-	$-0-

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
6	$6,296,998	$(104,663)	0-5%
2	798,468	(81,532)	6-10%
1	2,702,700	(336,845)	11%
1	78,030	(91,975)	54%
10	$9,876,196	$(615,015)

The Company has determined that these securities are temporarily impaired as of March 31, 2014. The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery. The Company had total net Unrealized Holding Gains on its securities portfolio of $3,249,497 as of March 31, 2014.

NOTE 6 – DEBT

On April 25, 2014, the Company exercised its $20,000,000 accordion feature on its unsecured line of credit (the “Facility”) bringing the total Facility up to $60,000,000. In addition, the Company obtained an additional $20,000,000 accordion feature bringing the total potential availability under the Facility (subject to various conditions as defined in the agreement) up to $80,000,000. The Company currently has $40,000,000 drawn down on its Facility. The Facility matures June 2016, has a one-year extension option, and borrowings under the Facility bear interest at LIBOR plus 175 basis points to 250 basis points depending on the Company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings under the Facility bear interest at LIBOR plus 185 basis points, which was 2.00% as of March 31, 2014.

In connection with the five properties acquired during the six months ended March 31, 2014 located in Tulsa, OK, Buckner, KY (Louisville MSA), Edwardsville, KS (Kansas City MSA), Altoona, PA and Spring, TX (Houston MSA), (as described in Note 3), the Company entered into four mortgages originally totaling $43,905,000 and increased the borrowings on an existing mortgage by $5,000,000.

During the six months ended March 31, 2014, the Company repaid the mortgages on the Rockford, IL and Charlottesville, VA properties totaling $1,939,694. On April 1, 2014, the Company repaid the mortgage on the Newington, CT property for $544,611.

As of March 31, 2014, total loans payable of $47,431,597 consisted of $40,000,000 outstanding under the Company’s unsecured line of credit, a $2,700,000 loan with the Bank of Princeton which is secured by 500,000 shares of UMH common stock with a fair value of $4,889,997 as of March 31, 2014, a $2,500,000 loan from Two River Bank which is secured by 200,000 shares of UMH 8.25% Series A preferred stock with a fair value of $5,178,000 as of March 31, 2014 and $2,231,597 outstanding on securities margin loans which are secured by securities with a fair value of $40,356,727 as of March 31, 2014.

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company’s authorized stock as of March 31, 2014 consisted of 67,700,000 shares of common stock, 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A preferred shares), 2,300,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B preferred shares) and 5,000,000 shares of Excess stock.

Common Stock

The Company raised $24,396,664 (including reinvestments of $3,670,902) from the issuance of 2,824,703 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan (DRIP) during the six months ended March 31, 2014.

During the six months ended March 31, 2014, the Company paid $13,845,633 in total cash dividends or $0.30 per share to common shareholders, of which $3,670,902 was reinvested in the DRIP. On April 1, 2014, the Company declared a dividend of $0.15 per share to be paid June 16, 2014 to common shareholders of record as of the close of business on May 15, 2014.

As of March 31, 2014, the Company does not own any of its own shares of Common Stock.

7.625% Series A Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2014, the Company paid $2,039,452 in Preferred Dividends or $0.9531 per share on its outstanding Series A preferred shares. Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $1.90625 per share. On April 1, 2014, the Company declared a dividend of $0.4766 per share to be paid June 16, 2014 to Series A preferred shareholders of record as of the close of business on May 15, 2014.

7.875% Series B Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2014, the Company paid $2,264,064 in Preferred Dividends or $0.9844 per share on its outstanding Series B preferred shares. Dividends on the Series B preferred shares are cumulative and payable quarterly at an annual rate of $1.96875 per share. On April 1, 2014, the Company declared a dividend of $0.4922 per share to be paid June 16, 2014 to Series B preferred shareholders of record as of the close of business on May 15, 2014.

NOTE 8 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. The Company’s financial assets consist mainly of REIT securities. The fair value of these financial assets was determined using the following inputs at March 31, 2014 and September 30, 2013:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2014:
Equity Securities – Preferred Stock	$33,124,953	$33,124,953	$-0-	$-0-
Equity Securities – Common Stock	20,331,697	20,331,697	-0-	-0-
Debt Securities	9,122	9,122	-0-	-0-
Total Securities Available for Sale at Fair Value	$53,465,772	$53,465,772	$-0-	$-0-

As of September 30, 2013:
Equity Securities – Preferred Stock	$28,548,150	$28,548,150	$-0-	$-0-
Equity Securities – Common Stock	16,893,286	16,893,286	-0-	-0-
Debt Securities	10,304	10,304	-0-	-0-
Total Securities Available for Sale at Fair Value	$45,451,740	$45,451,740	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At March 31, 2014, the fixed rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $292,674,000 and the carrying value amounted to $286,688,441. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements fall within level 3 of the fair value hierarchy.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended March 31, 2014 and 2013 was $8,071,712 and $7,916,025, respectively.

During the six months ended March 31, 2014 and 2013, the Company had Dividend Reinvestments of $3,670,902 and $3,218,336, respectively, which required no cash transfers.

During the six months ended March 31, 2013, $3,500,000 in principal amount of the Subordinated Convertible Debentures was converted to 382,091 shares of common stock.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheet or results of operations.

The Company has entered into separate agreements to purchase ten new build-to-suit, industrial buildings that are currently being developed in Florida, Illinois, Indiana, Kentucky, Louisiana, Missouri, Ohio and Texas totaling approximately 3,103,000 square feet for terms ranging from seven to fifteen years. Six of the ten buildings, representing approximately 1,467,000 square feet, or 47%, will be leased to subsidiaries of FDX. The aggregate purchase price for the ten properties will be approximately $222,334,000 which will generate approximately $15,397,000 in annual rental revenue. As of March 31, 2014, the Company has made deposits totaling $1,250,000 on these acquisitions, which is included in Other Assets in the accompanying Consolidated Balance Sheets as of March 31, 2014. Subject to satisfactory due diligence, we anticipate closing on three of the acquisitions with a cost of approximately $48,789,000 during the remainder of fiscal 2014 and closing on the remaining seven acquisitions with a cost of approximately $173,545,000 during fiscal 2015. The Company may make additional acquisitions and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, public offerings and private placements of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with three of the ten purchase commitments discussed above, the Company has entered into commitments to obtain three mortgages totaling $31,570,000 at fixed rates ranging from 3.95% to 4.47%. The Company has currently paid commitment and loan processing fees totaling $493,700, of which $483,700 will be refunded at each respective closing, which are expected to take place during the remainder of fiscal 2014.

The Company has also entered into separate agreements to expand seven properties, which includes expanding six existing buildings by approximately 293,000 square feet and expanding one parking lot. Six of the seven properties are leased to FedEx Ground Package System, Inc. Total expansion costs are expected to be approximately $24,000,000, consisting of approximately $23,189,000 in building expansion costs (average of $79.14 per square foot) and approximately $811,000 in parking lot expansion costs. As of March 31, 2014, the Company has incurred expansion costs of approximately $4,550,000 toward these expansions and the total remaining expansion costs expected to be incurred during the remainder of fiscal 2014 and fiscal 2015 amount to approximately $19,450,000. Upon completion, the expansions will result in a new ten year lease extension for each property being expanded and will result in total increased annual rent of approximately $2,400,000.

NOTE 11 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On April 1, 2014, the Company repaid the mortgage on the Newington, CT property for $544,611.

On April 25, 2014, the Company exercised its $20,000,000 accordion feature on its unsecured line of credit (the “Facility”) bringing the total Facility up to $60,000,000. In addition, the Company obtained an additional $20,000,000 accordion feature bringing the total potential availability under the Facility (subject to various conditions as defined in the agreement) up to $80,000,000. The Company currently has $40,000,000 drawn down on its Facility. The Facility matures June 2016, has a one-year extension option, and borrowings under the Facility bear interest at LIBOR plus 175 basis points to 250 basis points depending on the Company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings under the Facility bear interest at LIBOR plus 185 basis points, which was 2.00% as of March 31, 2014.

Effective May 1, 2014, the Company entered into a lease termination agreement with DHL Holdings (USA) Inc. for our 83,000 square foot facility in Roanoke, VA whereby the Company received a lump sum termination payment of $1,182,890 representing 70% of the remaining amount due under the lease, which was set to expire December 8, 2016. In conjunction with the lease termination agreement, the Company entered into a lease agreement with CHEP USA, Inc. (CHEP) for 10.5 years. CHEP will receive six months of free rent, and effective in the seventh month, annual base rent will initially be $398,400, or $4.80 per square foot with 1.5% increases each year, resulting in annualized based rent over the life of the lease of $406,092, or $4.89 per square foot. The Company has agreed to make improvements totaling $649,098 to the property which results in an annual improvement rent charge of $65,386 which will commence in the seventh month of the lease, resulting in an annualized improvement rent over the life of the lease of $62,272 or $0.75 per square foot. This results in a combined annualized improvement rent and base rent of $468,364 or $5.64 per square foot over the lease term. The CHEP lease has an early termination option in the seventh year, provided that the Company is given six months of notice and CHEP pays the Company a $500,000 termination fee.

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

The Company is a REIT. The Company seeks to invest in well-located, modern industrial buildings leased primarily to investment grade tenants on long-term net leases. During the six months ended March 31, 2014, the Company purchased five net-leased industrial properties, located in Tulsa, OK; Buckner, KY (Louisville MSA); Edwardsville, KS (Kansas City MSA); Altoona, PA and Spring, TX (Houston MSA) totaling approximately 1,122,000 square feet, for approximately $73,861,000. As of March 31, 2014, the Company owned eighty industrial properties and one shopping center with total square footage of approximately 10,708,000. These properties are located in twenty-seven states. As of the quarter ended March 31, 2014, the Company’s weighted average lease expiration term was approximately 6.8 years, its occupancy rate was 95.4% and its annualized average base rent per occupied square foot was $5.55. As of March 31, 2014, the weighted average age based on the square footage of the Company’s buildings is 11.5 years. In addition, total gross real estate investments were $707,657,754 as of March 31, 2014.

The Company’s revenue primarily consists of Rental and Reimbursement Revenue from the ownership of industrial rental property. Net Operating Income from property operations (NOI) is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI increased $2,222,875 or 20% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and increased $4,170,186 or 19% for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013. The increase was due to the additional income related to three industrial properties purchased during the second half of fiscal 2013 and five industrial properties purchased during the six months ended March 31, 2014.

The Company’s NOI for the three and six months ended March 31, 2014 and 2013 is calculated as follows:

	Three Months Ended		Six Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013

Rental Revenue	$14,085,029	$11,738,407	$27,655,751	$23,047,661
Reimbursement Revenue	2,260,276	1,567,802	4,350,709	3,086,038
Total Rental and Reimbursement Revenue	16,345,305	13,306,209	32,006,460	26,133,699
Real Estate Taxes	(1,771,802)	(1,117,948)	(3,628,857)	(2,281,462)
Operating Expense	(1,129,543)	(967,176)	(1,848,980)	(1,493,800)
NOI	$13,443,960	$11,221,085	$26,528,623	$22,358,437

The Company’s revenue for the six months ended March 31, 2013 also includes Lease Termination Income of $690,730, which represents the payments from former tenants at our St. Joseph, MO and Monroe, NC properties. These lease termination payments are a result of these former tenants terminating their lease obligations before the end of the contractual term of their leases. The only leases that contain an early termination option are the Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS and the Company’s new tenant at its 83,000 square foot location in Roanoke, VA, entered into on May 1, 2014.

The Company has a concentration of FDX and FDX subsidiary-leased properties consisting of forty-two separate stand-alone leases covering approximately 4,450,000 square feet as of March 31, 2014 and thirty-seven separate stand-alone leases covering approximately 3,782,000 square feet as of March 31, 2013. The percentage of FDX leased square footage to the total of the Company’s rental space was 42% (9% to FDX and 33% to FDX subsidiaries) as of March 31, 2014 and 41% (10% to FDX and 31% to FDX subsidiaries) as of March 31, 2013. The only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries, Milwaukee Electric Tool Corporation, which leased approximately 615,000 square feet consisting of 6% and 7% of the Company’s rental space as of March 31, 2014 and 2013, respectively, and Ralcorp Holdings, Inc. (Ralcorp), which leased 5% or approximately 558,600 square feet as of March 31, 2014 and 0% as of March 31, 2013.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 53% (10% to FDX and 43% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2014 and was 53% (12% to FDX and 41% to FDX subsidiaries) for fiscal 2013. The only tenants that accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the six months ended March 31, 2014 and 2013 were FDX and its subsidiaries and Ralcorp. Annualized Rental and Reimbursement Revenue from Ralcorp is estimated to be approximately 9% of total Rental and Reimbursement Revenue for fiscal 2014 and was none for fiscal 2013.

The Company also holds a portfolio of securities of other REITs with a fair value of $53,465,772 as of March 31, 2014, which earns dividend and interest income. The dividends received from our securities investments were at a weighted average yield of approximately 7.4% for the six months ended March 31, 2014 and 6.9% for the six months ended March 31, 2013. At the quarter end, the portfolio of securities consisted of 62% in REIT preferred stock and 38% in REIT common stock. During the six months ended March 31, 2014 and 2013, the Company recognized Gains on Sale of Securities of $576,074 and $5,913,472, respectively. At the quarter ended March 31, 2014, the Company had net Unrealized Gains on Securities Available for Sale of $3,249,497. The Company invests in REIT securities on margin from time to time when the Company believes it can achieve an adequate yield spread. As of March 31, 2014, the Company has borrowings of $2,231,597 under its margin line at 2.0% interest. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

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

Expansions

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Orion, MI for $988,579 in order to construct a 52,154 square foot expansion of the building and a parking lot. In June 2013, the building expansion was completed for a cost of approximately $3,900,000 resulting in an increase in annual rent effective July 1, 2013 from $1,285,265 to $1,744,853. The parking lot expansion was completed in September 2013 for a cost of approximately $1,500,000 resulting in an increase in annual rent effective October 1, 2013 to $1,908,221. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from June 30, 2017 to June 30, 2023.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Richfield, OH, which is located in the Cleveland MSA, for $1,655,166 in order to construct a parking lot and a 51,667 square foot expansion of the building. The parking lot expansion was completed in October 2013 and cost approximately $3,142,000. As a result, effective November 1, 2013, the annual rent increased from $644,640 to $1,124,384. The building expansion is expected to cost approximately $3,655,000 and is expected to be completed by August 2014, at which time the annual rent will increase to $1,489,907. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from October 31, 2016 to September 30, 2024.

In June 2013, Phase I of a 64,240 square foot building expansion leased to FedEx Ground Package System, Inc. located in Fort Mill, SC was completed for a cost of approximately $3,574,000 resulting in an increase in annual rent effective July 1, 2013 from $1,023,745 to $1,364,761. Phase II of the expansion, which consists of a parking lot expansion, cost approximately $426,000. Phase II was completed in November 2013, resulting in an increase in annual rent effective November 1, 2013 to $1,414,638. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2019 to October 31, 2023.

In September 2013, a 51,765 square foot building expansion leased to FedEx Ground Package System, Inc. located in El Paso, TX was completed for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584 to $1,045,261. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2015 to September 30, 2023.

Commitments

The Company has entered into separate agreements to purchase ten new build-to-suit, industrial buildings that are currently being developed in Florida, Illinois, Indiana, Kentucky, Louisiana, Missouri, Ohio and Texas totaling approximately 3,103,000 square feet for terms ranging from seven to fifteen years. Six of the ten buildings, representing approximately 1,467,000 square feet, or 47%, will be leased to subsidiaries of FDX. The aggregate purchase price for the ten properties will be approximately $222,334,000 which will generate approximately $15,397,000 in annual rental revenue. As of March 31, 2014, the Company has made deposits totaling $1,250,000 on these acquisitions, which is included in Other Assets in the accompanying Consolidated Balance Sheets as of March 31, 2014. Subject to satisfactory due diligence, we anticipate closing on three of the acquisitions with a cost of approximately $48,789,000 during the remainder of fiscal 2014 and closing on the remaining seven acquisitions with a cost of approximately $173,545,000 during fiscal 2015. The Company may make additional acquisitions and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, public offerings and private placements of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with three of the ten purchase commitments discussed above, the Company has entered into commitments to obtain three mortgages totaling $31,570,000 at fixed rates ranging from 3.95% to 4.47%. The Company has currently paid commitment and loan processing fees totaling $493,700, of which $483,700 will be refunded at each respective closing, which are expected to take place during the remainder of fiscal 2014.

The Company has also entered into separate agreements to expand seven properties which includes expanding six existing buildings by approximately 293,000 square feet and expanding one parking lot. Six of the seven properties are leased to FedEx Ground Package System, Inc. Total expansion costs are expected to be approximately $24,000,000, consisting of approximately $23,189,000 in building expansion costs (average of $79.14 per square foot) and approximately $811,000 in parking lot expansion costs. As of March 31, 2014, the Company has incurred expansion costs of approximately $4,550,000 toward these expansions and the total remaining expansion costs expected to be incurred during the remainder of fiscal 2014 and fiscal 2015 amount to approximately $19,450,000. Upon completion, the expansions will result in a new ten year lease extension for each property being expanded and will result in total increased annual rent of approximately $2,400,000.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

Significant Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (US GAAP). The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s Consolidated Financial Statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Changes in Results of Operations

As of March 31, 2014, the Company owned eighty-one properties with total square footage of approximately 10,708,000 as compared to seventy-three properties with total square footage of approximately 9,165,000, as of March 31, 2013, representing an increase of 16.8%. As of March 31, 2014, the Company’s weighted average lease expiration term was approximately 6.8 years as compared to 6.1 years as of March 31, 2013. The Company’s occupancy rate was 95.4% as of March 31, 2014 as compared to 94.7% as of March 31, 2013 and the Company’s annualized average base rent per occupied square foot was $5.55 as of March 31, 2014 as compared to $5.46 as of March 31, 2013. As of March 31, 2014, the weighted average age based on the square footage of the Company’s buildings is 11.5 years.

Approximately 4% of the Company’s gross leasable area, consisting of six leases totaling 437,727 square feet was originally set to expire during fiscal 2014. The Company has renewed four of the six leases which were scheduled to expire in fiscal 2014. The Company has incurred or expects to incur tenant improvement costs of approximately $470,000 and leasing costs of approximately $160,000 in connection with these four lease renewals. The table below summarizes the lease terms of the four leases which were renewed and includes both the tenant improvement costs and the leasing costs which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former Average Rent PSF	Previous Lease Expiration	Renewal Average Rent PSF	New Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Omaha, NE	FedEx Corporation	89,115	$6.00	10/31/13	$5.00	10/31/23	10.0	$0.25	$0.10
Orangeburg, NY	Kellogg Sales Co.	50,400	7.00	2/28/14	7.00	2/28/15	1.0	-0-	0.14
Newington, CT	Kellogg Sales Co.	54,812	6.54	2/28/14	6.00	2/28/17	3.0	0.30	0.24
Richland, MS	FedEx Corporation	36,000	3.90	3/31/14	3.33	3/31/24	10.0	0.54	0.07
	Total	230,327
Weighted Average			$6.02		$5.42		6.4	$0.32	$0.11

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term

Of the total 437,727 square feet of gross leasable area originally set to expire during fiscal 2014, 230,327 square feet or 53% has been renewed. The lease renewals have been renewed for a weighted average term of 6.4 years at a weighted average lease rate of $5.42 per square foot as compared to $6.02 per square foot formerly, representing a weighted average reduction in the lease rate of 10.0%.

As discussed previously, we have recently completed work on four property expansions, which resulted in extending the tenant’s lease expirations by an additional ten years from the date of completion for each property that was expanded and increasing the tenant’s rents. Prior to the lease amendments being executed, these four leases had a remaining weighted average term of 3.8 years at the time of completion of the expansion work. By obtaining an additional ten years of lease term from the date of completion of the expansion work, an additional 6.2 years of weighted average term was added to these four leases. Commencing during the first quarter of fiscal 2014, these four lease amendments have resulted in an annual increase in base rent totaling approximately $1,071,000 at a weighted average lease rate of $8.51 per square foot as compared to $7.45 per square foot formerly, representing a weighted average increase in the lease rate of 14.2%.

The four leases that renewed, that were originally set to expire in fiscal 2014, combined with the four leases that were amended due to expansions, results in a weighted average increase in the lease rate of 9.2% and an increase in the weighted average term of 6.2 years.

Two leases, representing 47% of the space scheduled to expire in fiscal 2014, did not renew. One tenant that did not renew its lease was for a 59,400 square foot building at our property located in Carlstadt, NJ. This property was leased to Macys Retail Holdings Inc. through March 31, 2014. The Company owns this property through a 51% controlling equity interest. The second tenant that did not renew its lease was for a 148,000 square foot building at our property located in Fayetteville, NC. This property was leased to Maidenform Inc. (Maidenform) through December 31, 2013. Maidenform occupied the space on a month-to-month basis through March 31, 2014 and was paying holdover annual rent from January 1, 2014 through March 31, 2014 of $4.50 per square foot, which is 150% of the stated rent per the expired lease. The Company’s occupancy rate was 95.4% as of March 31, 2014. Due to these vacancies that were disclosed in the prior quarter in Carlstadt, NJ and Fayetteville, NC, the Company’s occupancy rate as of April 1, 2014 was 93.5%.

In January 2014, the Company was notified by its tenant, H.E.P. Direct Inc. (HEP), which leased the Company’s 106,507 square foot building located in Winston-Salem, NC through December 31, 2017 at an annualized rent of $305,000, that they have filed for Chapter 11 bankruptcy. HEP was current on its rental payments through February 2014 and vacated the Company’s building on March 15, 2014. HEP has subsequently filed for Chapter 7 bankruptcy and, therefore, the Company does not expect to receive any future rental payments though the remaining lease term. The Company holds a security deposit equal to one month’s base rent.

In January 2014, the Company entered into a fifteen and a half year lease agreement, which will become effective in June 2014, with a franchisee of Pla-Fit Franchise, LLC (Planet Fitness) for 22,682 square feet located at the Company’s two-thirds owned 64,138 square foot shopping center located in Somerset, NJ. Initial rent is expected to commence in December 2014 at an annualized rate of $10.00 per square foot for the first five years, $11.00 per square foot for years six through ten and $12.00 per square foot for years eleven through fifteen, resulting in annualized rental revenue of $241,454 over the fifteen and a half year lease term.

Approximately 7% of the Company’s gross leasable area, consisting of six leases totaling 782,302 square feet, was originally set to expire during fiscal 2015. The Company has already renewed one of these six leases, consisting of 87,500 square feet or 11% of the gross leasable area originally set to expire during fiscal 2015. The one tenant that has renewed is FedEx Ground Package System, Inc. at the Company’s Ft. Myers location. The lease was originally set to expire on October 31, 2014 and has been extended two years to October 31, 2016. Rent per square foot has increased from $4.76 to $4.95, resulting in a 4% increase in the lease rate. The Company has not incurred and does not expect to incur any tenant improvement costs or leasing costs in connection with this lease renewal. We continue to be in discussions with our tenants regarding the remaining five leases representing 694,802 square feet or 89% of the space scheduled for renewal in fiscal 2015. These five leases have a weighted average lease rate of $4.92 per square foot.

Rental Revenue increased $2,346,622, or 20%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and increased $4,608,090, or 20%, for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013. The increases for the three and six months ended March 31, 2014 were due primarily to the increased rental income earned from the acquisition of three properties purchased during the second half of fiscal 2013 and five properties purchased during the first quarter of fiscal 2014.

Reimbursement Revenue increased $692,474, or 44%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and increased $1,264,671, or 41%, for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013. Real Estate Tax Expense increased $653,854, or 58%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and increased $1,347,395, or 59%, for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013. The increases for Reimbursement Revenue and Real Estate Taxes for the three and six months ended March 31, 2014 were primarily due to our newly acquired properties. Our single tenant properties are subject to net leases which require the tenants to absorb the cost of Real Estate Taxes as well as insurance and the majority of repairs and maintenance. As such, the Company is reimbursed by the tenants for these Real Estate Taxes.

Lease Termination Income amounted to $-0- and $690,730 for the three and six months ended March 31, 2013, respectively. The income for the six months ended March 31, 2013 represents the payments from former tenants at our St. Joseph, MO and Monroe, NC properties. There was no Lease Termination Income for the three and six months ended March 31, 2014. These lease termination payments are a result of these former tenants terminating their lease obligations before the end of their contractual term of their leases.

Operating Expenses increased $162,367, or 17%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and increased $355,180, or 24%, for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013. The increases were mainly due to the increased operating expenses resulting from the acquisition of three properties purchased during second half of fiscal 2013 and five properties purchased during the first quarter of fiscal 2014. The increases were mostly due to increases in repairs and maintenance, legal fees and insurance costs. Because these are net leases, the increases in Operating Expenses were offset by the increase in income from Reimbursement Revenue.

General and Administrative Expenses increased $383,904, or 41%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and increased $209,311, or 9%, for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013. The increase in General and Administrative Expenses for the three and six months ended March 31, 2014 was primarily due to increased compensation expense.

Interest and Dividend Income decreased $8,170, or 1%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and decreased $192,463, or 9%, for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013. This decrease was mainly due to a lower average carrying value of Securities Available for Sale during the six months ended March 31, 2014 as compared to the average carrying value of Securities Available for Sale during six months ended March 31, 2013.

The Company recognized a Gain on Sale of Securities Transactions of $425,349 and $3,802,704 for the three months ended March 31, 2014 and 2013, respectively and recognized a Gain on Sale of Securities Transactions of $576,074 and $5,913,472 for the six months ended March 31, 2014 and 2013, respectively. In addition, the Company had net Unrealized Holding Gains on its Securities Held for Sale of $3,249,497 as of March 31, 2014.

Discontinued Operations for the three and six months ended March 31, 2013 include the operations of the Company’s 40,560 square foot building located in Greensboro, NC, which was classified as Held for Sale as of December 31, 2012. On February 19, 2013, the Greensboro, NC property was sold for net sale proceeds of $1,413,891. There were no Discontinued Operations for the three and six months ended March 31, 2014. The following table summarizes the components of Discontinued Operations:

	Three Months Ended	Six Months Ended
	3/31/2013	3/31/2013

Rental and Reimbursement Revenue	$-0-	$32,258
Real Estate Taxes	(22,120)	(28,474)
Operating Expenses	(23,190)	(33,026)
Depreciation & Amortization	-0-	(20,094)
Loss from Operations of Disposed Property	(45,310)	(49,336)
Gain on Sale of Investment Property	345,794	345,794
Income from Discontinued Operations	$300,484	$296,458

Cash Flows from Discontinued Operations for the six months ended March 31, 2013 are combined with the Cash Flows from Operations within each of the three categories presented. Cash Flows from Discontinued Operations are as follows:

Six Months
Ended
3/31/2013

Cash flows from Operating Activities	$(12,260)
Cash flows from Investing Activities	1,413,891
Cash flows from Financing Activities	-0-

The absence of Cash Flows from Discontinued Operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net Cash from Operating Activities of $17,937,902 and $10,669,703 for the six months ended March 31, 2014 and 2013, respectively.

Net Real Estate Investments increased $71,974,569 from September 30, 2013 to March 31, 2014. This increase was due mainly to the purchase of the industrial properties in Tulsa, OK; Buckner, KY (Louisville MSA); Edwardsville, KS (Kansas City MSA); Altoona, PA; and Spring, TX (Houston MSA) totaling $73,860,759 of which $72,689,935 was allocated to Net Real Estate Investments. In addition, the increase was partially due to costs incurred in connection with expansions of our existing properties of approximately $6,504,000. The increase was partially offset by Depreciation Expense for the six month period of $7,788,358.

Securities Available for Sale increased $8,014,032 from September 30, 2013 to March 31, 2014. The increase was due to the purchase of securities totaling $13,258,470, and an increase in Unrealized Holding Gains of $1,260,229 which was offset by the sale of securities with a cost basis of $6,504,667.

Mortgage Notes Payable increased $36,595,059 from September 30, 2013 to March 31, 2014. The increase was due mainly to the origination of four mortgages totaling $43,905,000 and an increase of $5,000,000 to an existing mortgage all obtained in connection with the acquisitions of the five industrial properties purchased in fiscal 2014. Details of the increase in Mortgage Notes Payable are as follows:

Property	Mortgage amount	Maturity Date	Interest Rate
Tulsa, OK	$2,250,000	11/1/28	4.58%
Buckner, KY (Louisville MSA)	18,475,000	11/1/33	4.17%
Edwardsville, KS (Kansas City MSA)	12,550,000	11/1/23	3.45%
Altoona, PA (1)	5,000,000	10/1/25	4.00%
Spring, TX (Houston MSA)	10,630,000	12/1/23	4.01%

(1)	The Company increased its existing loan that was originally obtained in connection with its two acquisitions on September 12, 2013 for the properties located in Green Bay, WI and Stewartville (Rochester), MN by $5,000,000 from $7,350,000 to $12,350,000.

The increase in Mortgage Notes Payable was offset by scheduled payments of principal of $10,370,247 and balloon payments on the Rockford, IL and Charlottesville, VA property mortgages of $1,939,694.

The Company is scheduled to repay a total of approximately $24,845,000 in mortgage principal payments over the next twelve months. The Company intends to make these principal payments from the funds raised from Cash from Operations, the DRIP, draws from the unsecured line of credit facility and refinancings.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $17,937,902 and $10,669,703 for the six months ended March 31, 2014 and 2013, respectively. Dividends paid on common stock for the six months ended March 31, 2014 and 2013 were $13,845,633 and $12,412,874, respectively (of which $3,670,902 and $3,218,336, respectively, was reinvested). The Company pays dividends from cash generated from operations.

As of March 31, 2014, the Company owned Securities Available for Sale of $53,465,772 subject to term loans of $5,200,000 and securities margin loans of $2,231,597. These marketable securities provide the Company with additional liquidity as well as dividend income. As of March 31, 2014, the Company had a net Unrealized Holding Gain on its portfolio of $3,249,497. The dividends received from the Company’s investments continue to meet our expectations.

As of March 31, 2014, the Company owned eighty-one properties (eighty industrial properties and one shopping center), of which sixty carried mortgage loans with outstanding principal balances as of March 31, 2014 totaling $286,688,441. The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s unsecured line of credit facility limit the amount of unencumbered properties which can be mortgaged. On April 25, 2014, the Company exercised its $20,000,000 accordion feature on its unsecured line of credit bringing the total current availability up to $60,000,000. In addition, the Company obtained an additional $20,000,000 accordion feature bringing the potential availability (subject to various conditions as defined in the agreement) up to $80,000,000. The Company currently has $40,000,000 drawn down on its unsecured line of credit. The unsecured line of credit matures June 2016 and has a one-year extension option.

The Company’s total net debt to total market capitalization was 36% and the Company’s total net debt plus preferred equity to total market capitalization was 48% as of March 31, 2014.

During the six months ended March 31, 2014, the Company paid $2,039,452 in dividends on its outstanding Series A preferred shares. On April 1, 2014, the Company declared a dividend of $0.4766 per share on the Company’s Series A preferred shares payable June 16, 2014, to Series A preferred shareholders of record as of the close of business on May 15, 2014.

During the six months ended March 31, 2013, the Company paid $2,264,064 in dividends on its outstanding Series B preferred shares. On April 1, 2014, the Company declared a dividend of $0.4922 per share on the Company’s Series B preferred shares payable June 16, 2014, to Series B preferred shareholders of record as of the close of business on May 15, 2014.

The Company raised $24,396,664 (including reinvestments of $3,670,902) from the issuance of 2,824,703 common shares under the DRIP during the six months ended March 31, 2014. During the six months ended March 31, 2014, the Company paid $13,845,633 in total cash dividends or $0.30 per common share to common shareholders, of which $3,670,902 was reinvested in the DRIP. On April 1, 2014, the Company declared a dividend of $0.15 per common share to be paid on June 16, 2014 to common shareholders of record as of the close of business on May 15, 2014.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured line of credit facility or securities margin loans, refinance debt, or raise capital through the DRIP or capital markets.

The Company has entered into separate agreements to purchase ten new build-to-suit, industrial buildings that are currently being developed in Florida, Illinois, Indiana, Kentucky, Louisiana, Missouri, Ohio and Texas totaling approximately 3,103,000 square feet for terms ranging from seven to fifteen years. Six of the ten buildings, representing approximately 1,467,000 square feet, or 47%, will be leased to subsidiaries of FDX. The aggregate purchase price for the ten properties will be approximately $222,334,000 which will generate approximately $15,397,000 in annual rental revenue. As of March 31, 2014, the Company has made deposits totaling $1,250,000 on these acquisitions, which is included in Other Assets in the accompanying Consolidated Balance Sheets as of March 31, 2014. Subject to satisfactory due diligence, we anticipate closing on three of the acquisitions with a cost of approximately $48,789,000 during the remainder of fiscal 2014 and closing on the remaining seven acquisitions with a cost of approximately $173,545,000 during fiscal 2015.

In connection with three of the ten purchase commitments discussed above, the Company has entered into commitments to obtain three mortgages totaling $31,570,000 at fixed rates ranging from 3.95% to 4.47%. The Company has currently paid commitment and loan processing fees totaling $493,700, of which $483,700 will be refunded at each respective closing, which are expected to take place during the remainder of fiscal 2014.

The Company has also entered into separate agreements to expand seven properties, which includes expanding six existing buildings by approximately 293,000 square feet and expanding one parking lot. Six of the seven properties are leased to FedEx Ground Package System, Inc. Total expansion costs are expected to be approximately $24,000,000, consisting of approximately $23,189,000 in building expansion costs (average of $79.14 per square foot) and approximately $811,000 in parking lot expansion costs. As of March 31, 2014, the Company has incurred expansion costs of approximately $4,550,000 toward these expansions and the total remaining expansion costs expected to be incurred during the remainder of fiscal 2014 and fiscal 2015 amount to approximately $19,450,000. Upon completion, the expansions will result in a new ten year lease extension for each property being expanded and will result in total increased annual rent of approximately $2,400,000.

The Company has been raising capital through its DRIP, mortgages, draws on its unsecured line of credit, sale of marketable securities and funds generated from its investments in net leased industrial properties. The Company may raise capital through public offerings of common and preferred stock and registered direct placements. The Company believes that funds generated from these sources, as well as from operations and from the DRIP, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next year.

The Company has a concentration of FDX and FDX subsidiary-leased properties consisting of forty-two separate stand-alone leases covering approximately 4,450,000 square feet as of March 31, 2014 and thirty-seven separate stand-alone leases covering approximately 3,782,000 square feet as of March 31, 2013. The percentage of FDX leased square footage to the total of the Company’s rental space was 42% (9% to FDX and 33% to FDX subsidiaries) as of March 31, 2014 and 41% (10% to FDX and 31% to FDX subsidiaries) as of March 31, 2013. The only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries, Milwaukee Electric Tool Corporation, which leased approximately 615,000 square feet consisting of 6% and 7% of the Company’s rental space as of March 31, 2014 and 2013, respectively, and Ralcorp Holdings, Inc. (Ralcorp), which leased 5% or approximately 558,600 square feet as of March 31, 2014 and 0% as of March 31, 2013.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 53% (10% to FDX and 43% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2014 and was 53% (12% to FDX and 41% to FDX subsidiaries) for fiscal 2013. The only tenants that accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the six months ended March 31, 2014 and 2013 were FDX and its subsidiaries and Ralcorp. Annualized Rental and Reimbursement Revenue from Ralcorp is estimated to be approximately 9% of total Rental and Reimbursement Revenue for fiscal 2014.

Milwaukee Tool’s ultimate parent - Techtronic Industries Company Limited, Ralcorp’s ultimate parent - ConAgra Foods, Inc., and FDX are publicly-owned companies and financial information related to these entities is readily available to the Company’s shareholders.

The Company intends to acquire additional net-leased industrial properties on long-term leases, primarily to investment grade tenants, and when needed, expand its current properties. The Company has historically and intends to continue to finance purchases of real estate and expansions primarily through mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, public offerings and private placements offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

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

The Company’s FFO and Core FFO for the three and six months ended March 31, 2014 and 2013 are calculated as follows:

	Three Months Ended		Six Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Net Income Attributable to Common Shareholders	$2,605,484	$5,492,153	$4,743,924	$9,046,972
Depreciation Expense	3,975,112	3,268,393	7,788,358	6,402,300
Amortization of Intangible Assets	338,395	384,703	671,144	769,406
Gain on Sale of Investment Property	-0-	(345,794)	-0-	(345,794)
FFO Attributable to Common Shareholders	6,918,991	8,799,455	13,203,426	15,872,884
Acquisition Costs	-0-	-0-	462,864	385,862
Core FFO Attributable to Common Shareholders	$6,918,991	$8,799,455	$13,666,290	$16,258,746

The Company’s Core FFO, excluding the net Gain on Sale of Securities Transactions for the three and six months ended March 31, 2014 and 2013 is calculated as follows:

	Three Months Ended		Six Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Core FFO Attributable to Common Shareholders	$6,918,991	$8,799,455	$13,666,290	$16,258,746
Less: Gain on Sale of Securities Transactions, net	425,349	3,802,704	576,074	5,913,472
Core FFO, excluding net Gain on Sale of Securities Transactions Attributable to Common Shareholders	$6,493,642	$4,996,751	$13,090,216	$10,345,274

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the six months ended March 31, 2014 and 2013:

	Six Months Ended
	3/31/2014	3/31/2013

Operating Activities	$17,937,902	$10,669,703
Investing Activities	(87,226,644)	(29,586,798)
Financing Activities	67,587,135	14,396,692

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide the Company’s current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to the Company. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors are described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in this Quarterly Report on From 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other risks, uncertainties and factors could cause the Company’s actual results to differ materially from those included in any forward-looking statements the Company makes. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for the Company to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from the Company’s expectations include, among others:

  the ability of the Company’s tenants to make payments under their respective leases, the Company’s reliance on certain major tenants and the Company’s ability to re-lease properties that are currently vacant or that become vacant;
  the Company’s ability to obtain suitable tenants for its properties;
  changes in real estate market conditions, economic conditions in the industrial sector and the market in which the Company’s properties are located and general economic conditions;
  the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;
  the Company’s ability to sell properties at an attractive price;
  the Company’s ability to repay debt financing obligations;
  the Company’s ability to refinance amounts outstanding under the its credit facilities at maturity on terms favorable to us;
  the loss of any member of the Company’s management team;
  the Company’s ability to comply with debt covenants;
  the Company’s ability to integrate acquired properties and operations into existing operations;
  continued availability of proceeds from issuances of the Company’s debt or equity securities;
  the availability of other debt and equity financing alternatives;
  market conditions affecting the Company’s debt and equity securities;
  changes in interest rates under the Company’s current unsecured line of credit facility and under any additional variable rate debt arrangements that the it may enter into in the future;
  the Company’s ability to successfully implement its selective acquisition strategy;
  the Company’s ability to maintain internal controls and procedures to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
  changes in federal or state tax rules or regulations that could have adverse tax consequences;
  declines in the market value of the Company’s investment securities; and
  the Company’s ability to qualify as a REIT for federal income tax purposes.

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur. The Company undertakes no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to March 31, 2014 (the date of this Quarterly Report on Form 10-Q).

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

Changes In Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date:	May 6, 2014	By: /s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	May 6, 2014	By: /s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

