Form 10-Q
period 2014-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2014-08-06
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

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

Large accelerated filer Accelerated filer X_ Non-accelerated filer ____ (Do not check if smaller reporting company) Smaller Reporting Company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:
Class	Outstanding Shares of Common Stock as of August 1, 2014
Common Stock, $.01 par value per share	56,481,750

1

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2014

C O N T E N T S

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND SEPTEMBER 30, 2013

ASSETS	June 30, 2014 (Unaudited)	September 30, 2013

Real Estate Investments:
Land	$106,345,267	$97,400,859
Buildings and Improvements	607,572,631	530,493,968
Total Real Estate Investments	713,917,898	627,894,827
Accumulated Depreciation	(102,874,886)	(91,095,415)
Net Real Estate Investments	611,043,012	536,799,412

Cash and Cash Equivalents	42,715,197	12,404,512
Securities Available for Sale at Fair Value	60,642,153	45,451,740
Tenant and Other Receivables	418,563	889,645
Deferred Rent Receivable	3,467,618	3,158,286
Prepaid Expenses	3,128,777	2,201,270
Financing Costs, net of Accumulated Amortization of $3,519,701 and $3,061,640, respectively	4,329,219	3,823,919
Lease Costs, net of Accumulated Amortization of $1,749,413 and $1,414,861, respectively	2,668,122	2,183,772
Intangible Assets, net of Accumulated Amortization of $9,387,746 and $8,333,680, respectively	6,844,117	6,727,360
Other Assets	4,135,188	3,600,950

TOTAL ASSETS	$739,391,966	$617,240,866

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2014 AND SEPTEMBER 30, 2013

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2014 (Unaudited)	September 30, 2013

Liabilities:
Mortgage Notes Payable	$279,866,364	$250,093,382
Loans Payable	25,200,000	22,200,000
Accounts Payable and Accrued Expenses	5,189,066	5,404,883
Other Liabilities	5,596,935	3,627,630

Total Liabilities	315,852,365	281,325,895

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity:
Series A - 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of June 30, 2014 and September 30, 2013, respectively	53,493,750	53,493,750
Series B - 7.875% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of June 30, 2014 and September 30, 2013, respectively	57,500,000	57,500,000
Common Stock - $0.01 Par Value Per Share: 200,000,000 and
67,700,000 Shares Authorized as of June 30, 2014 and
September 30, 2013, respectively; 56,349,045 and 44,488,509
Shares Issued and Outstanding as of June 30, 2014 and
September 30, 2013, respectively	563,490	444,885
Excess Stock - $0.01 Par Value Per Share: 200,000,000 and 5,000,000 Shares Authorized as of June 30, 2014 and September 30, 2013, respectively; No Shares Issued or Outstanding	-0-	-0-
Additional Paid-In Capital	308,045,595	222,487,068
Accumulated Other Comprehensive Income	3,936,766	1,989,268
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	423,539,601	335,914,971

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$739,391,966	$617,240,866

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended		Nine Months Ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
INCOME:
Rental Revenue	$13,383,738	$11,712,134	$41,039,489	$34,759,795
Reimbursement Revenue	2,356,132	2,342,130	6,706,841	5,428,168
Lease Termination Income	1,182,890	-0-	1,182,890	690,730
TOTAL INCOME	16,922,760	14,054,264	48,929,220	40,878,693

EXPENSES:
Real Estate Taxes	1,997,324	1,731,667	5,626,181	4,013,129
Operating Expenses	865,519	959,643	2,714,499	2,453,443
General & Administrative Expenses	1,505,292	1,405,833	3,954,011	3,645,241
Acquisition Costs	-0-	74,137	462,864	459,999
Depreciation	3,991,113	3,193,923	11,779,471	9,583,380
Amortization of Lease Costs and Intangible Assets	451,338	480,807	1,346,023	1,451,523
TOTAL EXPENSES	8,810,586	7,846,010	25,883,049	21,606,715

OTHER INCOME (EXPENSE):
Interest and Dividend Income	941,924	844,001	2,877,486	2,972,026
Gain on Sale of Securities Transactions, net	907,171	1,062,614	1,483,245	6,976,086
Interest Expense	(4,170,104)	(3,764,949)	(12,230,617)	(11,483,255)
Amortization of Financing Costs	(197,617)	(164,476)	(535,297)	(497,361)
TOTAL OTHER INCOME (EXPENSE)	(2,518,626)	(2,022,810)	(8,405,183)	(2,032,504)

INCOME FROM CONTINUING OPERATIONS	5,593,548	4,185,444	14,640,988	17,239,474

(LOSS) INCOME FROM DISCONTINUED OPERATIONS
	-0-	(4,898)	-0-	291,560

NET INCOME	5,593,548	4,180,546	14,640,988	17,531,034

Less: Preferred Dividend	2,151,758	2,151,758	6,455,274	6,455,274

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,441,790	$2,028,788	$8,185,714	$11,075,760

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013 - CONTINUED

	Three Months Ended		Nine Months Ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013

BASIC INCOME – PER SHARE
Income from Continuing Operations	$0.11	$0.10	$0.31	$0.41
Income from Discontinued Operations	0.00	0.00	0.00	0.01
Net Income	0.11	0.10	0.31	0.42
Less: Preferred Dividend	(0.04)	(0.05)	(0.14)	(0.15)
Net Income Attributable to Common	$0.07	$0.05	$0.17	$0.27
Shareholders - Basic

DILUTED INCOME – PER SHARE
Income from Continuing Operations	$0.11	$0.10	$0.31	$0.41
Income from Discontinued Operations	0.00	0.00	0.00	0.01
Net Income	0.11	0.10	0.31	0.42
Less: Preferred Dividend	(0.04)	(0.05)	(0.14)	(0.16)
Net Income Attributable to Common	$0.07	$0.05	$0.17	$0.26
Shareholders - Diluted

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	50,659,518	42,638,000	47,541,797	41,767,240
Diluted	50,760,023	42,822,813	47,634,310	41,958,863

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended		Nine Months Ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013

Net Income	$5,593,548	$4,180,546	$14,640,988	$17,531,034
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During the Period	1,594,440	(717,578)	3,430,743	5,734,538
Reclassification Adjustment for Net Gains Realized in Income	(907,171)	(1,062,614)	(1,483,245)	(6,976,086)
TOTAL COMPREHENSIVE INCOME	6,280,817	2,400,354	16,588,486	16,289,486

Less: Preferred Dividend	2,151,758	2,151,758	6,455,274	6,455,274
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,129,059	$248,596	$10,133,212	$9,834,212

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2014 AND 2013

	Nine Months Ended
	6/30/2014	6/30/2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$14,640,988	$17,531,034
Noncash Items Included in Net Income:
Depreciation & Amortization	13,660,791	11,552,358
Stock Compensation Expense	256,770	242,651
Gain on Sale of Securities Transactions, net	(1,483,245)	(6,976,086)
Gain on Sale of Real Estate Investments	-0-	(345,794)
Changes In:
Tenant, Deferred Rent and Other Receivables	238,223	(1,209,750)
Prepaid Expenses	(927,507)	(1,224,244)
Other Assets and Lease Costs	(776,146)	(3,290,035)
Accounts Payable, Accrued Expenses and Other Liabilities	3,258,630	917,356
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,868,504	17,197,490

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(73,860,759)	(51,807,115)
Capital and Land Site Improvements	(14,825,834)	(10,304,220)
Proceeds on Sale of Real Estate Investments	-0-	1,413,891
Return of Deposits on Real Estate	1,800,000	720,000
Deposits Paid on Acquisitions of Real Estate	(2,500,000)	(1,750,000)
Proceeds from Sale of Securities Available for Sale	11,128,031	31,357,113
Purchase of Securities Available for Sale	(22,887,701)	(10,706,818)
Collections on Loans Receivable	10,126	17,750
NET CASH USED IN INVESTING ACTIVITIES	(101,136,137)	(41,059,399)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Loans Payable	3,000,000	12,000,000
Repurchase of Subordinated Convertible Debentures	-0-	(5,115,000)
Proceeds from Mortgage Notes Payable	48,905,000	41,650,000
Principal Payments on Mortgage Notes Payable	(19,132,018)	(31,977,937)
Financing Costs Paid on Debt	(961,596)	(115,583)
Net Distributions to Noncontrolling Interests	(12,442)	(60,399)
Proceeds from the Exercise of Stock Options	620,696	677,985
Proceeds from Underwritten Public Offering of Common Stock Offering, net of offering costs	65,112,686	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Reinvestments	26,983,425	15,585,712
Preferred Dividends Paid	(6,455,274)	(6,455,274)
Common Dividends Paid, net of Reinvestments	(15,482,159)	(13,848,090)
NET CASH PROVIDED BY FINANCING ACTIVITIES	102,578,318	12,341,414

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,310,685	(11,520,495)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,404,512	24,650,858
CASH AND CASH EQUIVALENTS - END OF PERIOD	$42,715,197	$13,130,363

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2014

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (MREIC, the Company, or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of June 30, 2014 and September 30, 2013, rental properties consisted of eighty-one and seventy-six property holdings, respectively. As of June 30, 2014, these properties are located in twenty-seven states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. The Company also owns a portfolio of REIT investment securities which we intend to limit to be no more than approximately 10% of our undepreciated assets.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013.

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

Lease Termination Income for the three and nine months ended June 30, 2014 consisted of $1,182,890 from the Company’s former tenant at its 83,000 square foot building located in Roanoke, VA. Lease Termination Income for the nine months ended June 30, 2013 consisted of $113,784 from the Company’s former tenant at its 388,671 square foot building located in St. Joseph, MO and $576,946 from the Company’s former tenant at its 160,000 square foot building located in Monroe, NC. The Company is currently leasing 256,000 square feet (representing 66% of the space) at its property located in St. Joseph, MO through September 30, 2017. As further described in Note 11, the Company is currently leasing its 160,000 square foot building in Monroe, NC through July 31, 2017 and as further described below, the Company is currently leasing its 83,000 square foot building in Roanoke, VA through January 31, 2025.

Effective May 1, 2014, the Company entered into a lease termination agreement with DHL Holdings (USA) Inc. for its 83,000 square foot facility in Roanoke, VA whereby the Company received a lump sum termination payment of $1,182,890 representing 70% of the remaining amount due under the lease, which was set to expire December 8, 2016. In conjunction with the lease termination agreement, the Company entered into a lease agreement with CHEP USA, Inc. (CHEP) for 10.5 years. CHEP will receive six months of free rent, and effective in the seventh month, annual base rent will initially be $398,400 or $4.80 per square foot with 1.5% increases each year, resulting in annualized base rent over the life of the lease of $406,092 or $4.89 per square foot. The Company has agreed to make improvements totaling $649,098 to the property which results in an annual improvement rent charge of $65,386 which will commence in the seventh month of the lease, resulting in an annualized improvement rent over the life of the lease of $62,272 or $0.75 per square foot. This results in a combined annualized improvement rent and base rent of $468,364 or $5.64 per square foot over the lease term. The CHEP lease has an early termination option in the seventh year, provided that the Company is given six months of notice and CHEP pays the Company a $500,000 termination fee.

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

Other than the Company’s leases with Graybar and CHEP, the Company does not have any other leases that contain an early termination option.

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. The amortization of compensation costs for stock options grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $85,136 and $81,562 for the three months ended June 30, 2014 and 2013, respectively and amounted to $256,770 and $242,651 for the nine months ended June 30, 2014 and 2013, respectively.

During the nine months ended June 30, 2014 and 2013, the following stock options were granted under the Company’s 2007 Stock Option and Stock Award Plan, as amended and restated (the “2007 Plan”):

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/3/14	1	65,000	$8.94	1/3/22
1/3/13	1	65,000	$10.46	1/3/21
10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the fiscal year indicated:

	Fiscal 2014	Fiscal 2013

Dividend yield	6.71%	5.74%
Expected volatility	19.07%	18.84%
Risk-free interest rate	2.45%	1.18%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

The fair value of options granted during the nine months ended June 30, 2014 and 2013 was $0.53 and $0.62, respectively.

During the nine months ended June 30, 2014, no shares of restricted stock were granted under the Company’s 2007 Plan. During the nine months ended June 30, 2014, three participants exercised options to purchase 76,310 shares of common stock at a weighted average exercise price of $8.13 per share for total proceeds of $620,696. As of June 30, 2014, a total of 679,646 shares were available to grant as stock options or as restricted stock and there were outstanding options to purchase 739,060 shares under the 2007 Plan. The aggregate intrinsic value of options outstanding as of June 30, 2014 was $1,341,729 and the intrinsic value of options exercised during the three and nine months ended June 30, 2014 was $143,534.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” as a new Topic, Accounting Standards Codification ("ASC") Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the impact this standard may have on the consolidated financial statements and the method of adoption.

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

In addition, common stock equivalents of 100,505 and 184,813 shares are included in the diluted weighted average shares outstanding for the three months ended June 30, 2014 and 2013, respectively, and common stock equivalents of 92,513 and 191,623 shares are included in the diluted weighted average shares outstanding for the nine months ended June 30, 2014 and 2013, respectively. Options to purchase 65,000 shares of common stock were antidilutive for the three and nine months June 30, 2014 and none were antidilutive for the three and nine months ended June 30, 2013.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions

On October 22, 2013, the Company purchased a 46,240 square foot industrial building located in Tulsa, OK. The building is 100% net leased to The American Bottling Company through February 2024. The lease is guaranteed by the parent company, Dr Pepper Snapple Group, Inc. The purchase price was $3,700,000. The Company obtained a 15 year self-amortizing mortgage of $2,250,000 at a fixed interest rate of 4.58%. Annual rental revenue over the remaining term of the lease is approximately $253,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

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

On October 31, 2013, the Company purchased a newly constructed 280,000 square foot industrial building located in Edwardsville, KS, which is located in the Kansas City MSA. The building is 100% net leased to International Paper Company through August 2023. The purchase price was $18,818,825. The Company obtained a 10 year mortgage of $12,550,000 amortizing over 15 years at a fixed interest rate of 3.45%. Annual rental revenue over the remaining term of the lease is approximately $1,304,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $733,333 to an Intangible Asset associated with the lease in-place.

On October 31, 2013, the Company purchased a newly constructed 122,522 square foot industrial building located in Altoona, PA. The building is 100% net leased to FedEx Ground Package System, Inc. through August 2023. The purchase price was $8,990,000. The Company increased its $7,350,000 loan that was obtained in connection with two acquisitions the Company made on September 12, 2013 for the properties located in Green Bay, WI and Stewartville (Rochester), MN. The initial 12 year self-amortizing 4.00% fixed interest rate mortgage was increased by $5,000,000 to $12,350,000. Annual rental revenue over the remaining term of the lease is approximately $651,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On November 19, 2013, the Company purchased a newly constructed 114,923 square foot industrial building located in Spring, TX, which is located in the Houston MSA. The building is 100% net leased to FedEx Ground Package System, Inc. through August 2023. The purchase price was $15,281,318. The Company obtained a 10 year mortgage of $10,630,000 amortizing over 15 years at a fixed interest rate of 4.01%. Annual rental revenue over the remaining term of the lease is approximately $1,146,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

Expansions

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Orion, MI for $988,579 in order to construct a parking lot. In addition, a 52,154 square foot building expansion was completed in June 2013 for a cost of approximately $3,900,000 resulting in an increase in annual rent effective July 1, 2013 from $1,285,265 to $1,744,853. The parking lot expansion was completed in September 2013 for a cost of approximately $1,500,000 resulting in an increase in annual rent effective October 1, 2013 to $1,908,221. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from June 30, 2017 to June 30, 2023.

In June 2013, Phase I of a 64,240 square foot building expansion leased to FedEx Ground Package System, Inc. located in Fort Mill, SC, which is located in the Charlotte, NC MSA, was completed for a cost of approximately $3,574,000 resulting in an increase in annual rent effective July 1, 2013 from $1,023,745 to $1,364,761. Phase II of the expansion, which consists of a parking lot expansion, cost approximately $426,000. Phase II was completed in November 2013, resulting in an increase in annual rent effective November 1, 2013 to $1,414,639. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2019 to October 31, 2023.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Richfield, OH, which is located in the Cleveland MSA, for $1,655,166 in order to construct a parking lot. The parking lot expansion was completed in October 2013 and cost approximately $3,142,000. As a result, effective November 1, 2013, the annual rent increased from $644,640 to $1,124,384. In addition, the Company is in the process of constructing a 51,677 square foot building expansion, which is expected to cost approximately $3,655,000 and is expected to be completed by late August 2014, at which time the annual rent will increase to $1,489,907. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from October 31, 2016 to September 30, 2024.

In September 2013, a 51,765 square foot building expansion leased to FedEx Ground Package System, Inc. located in El Paso, TX was completed for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584 to $1,045,610. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2015 to September 30, 2023.

In June 2014, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Tampa, FL was completed for a cost of approximately $811,000 resulting in an increase in annual rent effective July 1, 2014 from $1,412,177 to $1,491,006. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from January 31, 2019 to June 30, 2024.

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

	Three Months Ended		Nine Months Ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013

Rental Revenues	$13,383,700	$13,451,200	$41,544,500	$40,651,500
Net Income Attributable to Common
Shareholders	$3,441,800	$2,648,700	$8,362,400	$13,122,400
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.07	$0.06	$0.18	$0.31

Tenant Concentration

The Company has a concentration of FDX and FDX subsidiary-leased properties consisting of forty-two separate stand-alone leases covering approximately 4,500,000 square feet as of June 30, 2014 and thirty-eight separate stand-alone leases covering approximately 4,000,000 square feet as of June 30, 2013. The percentage of FDX leased square footage to the total of the Company’s rental space was 42% (9% to FDX and 33% to FDX subsidiaries) as of June 30, 2014 and 43% (11% to FDX and 32% to FDX subsidiaries) as of June 30, 2013. The only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries, Milwaukee Electric Tool Corporation, which leased approximately 615,000 square feet, comprising of 6% and 7% of the Company’s rental space as of June 30, 2014 and 2013, respectively, and Ralcorp Holdings, Inc. (Ralcorp), which leased 5% or approximately 558,000 square feet as of June 30, 2014 and 0% as of June 30, 2013.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 54% (10% to FDX and 44% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2014 and was 53% (12% to FDX and 41% to FDX subsidiaries) for fiscal 2013. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the nine months ended June 30, 2014 and 2013.

NOTE 4 – DISCONTINUED OPERATIONS

Discontinued Operations for the three and nine months ended June 30, 2013, include the operations of the Company’s 40,560 square foot building located in Greensboro, NC. On February 19, 2013, the Greensboro, NC property was sold for net sale proceeds of $1,413,891. There were no Discontinued Operations for the three and nine months ended June 30, 2014. The following table summarizes the components of Discontinued Operations:

	Three Months Ended	Nine Months Ended
	6/30/2013	6/30/2013

Rental and Reimbursement Revenue	$-0-	$32,258
Real Estate Taxes	-0-	(28,474)
Operating Expenses	(4,898)	(37,924)
Depreciation & Amortization	-0-	(20,094)
Loss from Operations of Disposed Property	(4,898)	(54,234)
Gain on Sale of Investment Property	-0-	345,794
(Loss) Income from Discontinued Operations	$(4,898)	$291,560

Cash Flows from Discontinued Operations for the nine months ended June 30, 2013 are combined with the Cash Flows from Operations within each of the three categories presented. Cash Flows from Discontinued Operations are as follows:

Nine Months
Ended
6/30/2013

Cash flows from Operating Activities	$(29,080)
Cash flows from Investing Activities	1,413,891
Cash flows from Financing Activities	-0-

The absence of Cash Flows from Discontinued Operations is not expected to materially affect future liquidity and capital resources.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

During the nine months ended June 30, 2014, the Company sold or redeemed securities with a cost of $9,644,786 and recognized a Gain on Sale of Securities Transactions of $1,483,245. The Company also made purchases of $22,887,701 in Securities Available for Sale at Fair Value. Of this amount, the Company made total purchases of 47,287 common shares of UMH Properties, Inc. (UMH), a related REIT, through UMH’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $429,378 or a weighted average cost of $9.08 per share. The Company owned a total of 826,516 UMH common shares as of June 30, 2014 at a total cost of $7,754,520 and a fair value of $8,289,952. The Company also owns 200,000 shares of UMH’s 8.25% Series A Cumulative Redeemable Preferred Stock at a total cost of $5,000,000 and a fair value of $5,266,000.

The Company had total net Unrealized Holding Gains on its securities portfolio of $3,936,766 as of June 30, 2014. The Company held seven securities that had unrealized losses as of June 30, 2014 totaling $400,718. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The following is a summary of temporarily impaired securities at June 30, 2014:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$994,000	$(6,000)	$946,064	$(103,941)
Common stock	3,746,400	(290,777)	-0-	-0-
Total	$4,740,400	$(296,777)	$946,064	$(103,941)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
5	$2,800,734	$(76,898)	0-5%
1	2,792,400	(247,145)	8%
1	93,330	(76,675)	45%
7	$5,686,464	$(400,718)

The Company has determined that these securities are temporarily impaired as of June 30, 2014. The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery.

NOTE 6 – DEBT

On April 25, 2014, the Company exercised its $20,000,000 accordion feature on its unsecured line of credit (the “Facility”), bringing the total amount available under the Facility up to $60,000,000. In addition, the Company obtained an additional $20,000,000 accordion feature bringing the total potential availability under the Facility (subject to various conditions as defined in the agreement) up to $80,000,000. The Company currently has $20,000,000 drawn down on its Facility. The Facility matures June 2016, has a one-year extension option, and borrowings under the Facility bear interest at LIBOR plus 175 basis points to 250 basis points depending on the Company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings under the Facility bear interest at LIBOR plus 185 basis points, which was 2.00% as of June 30, 2014.

In connection with the five properties acquired during the nine months ended June 30, 2014 located in Tulsa, OK, Buckner, KY (Louisville MSA), Edwardsville, KS (Kansas City MSA), Altoona, PA and Spring, TX (Houston MSA), (as described in Note 3), the Company entered into four mortgages totaling $43,905,000 and increased the borrowings on an existing mortgage by $5,000,000.

During the nine months ended June 30, 2014, the Company repaid the mortgages on the Rockford, IL, Charlottesville, VA, Newington, CT and Cudahy, WI properties totaling $3,354,025. On July 1, 2014, the Company repaid the mortgage on the Richmond, VA property for $822,779.

As of June 30, 2014, total loans payable of $25,200,000 consisted of $20,000,000 outstanding under the Company’s Facility, a $2,700,000 loan with the Bank of Princeton which is secured by 500,000 shares of UMH common stock with a fair value of $5,015,000 as of June 30, 2014 and a $2,500,000 loan from Two River Bank which is secured by 200,000 shares of UMH 8.25% Series A preferred stock with a fair value of $5,266,000 as of June 30, 2014.

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company’s authorized stock as of June 30, 2014 consisted of 200,000,000 shares of Common Stock, 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A preferred shares), 2,300,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B preferred shares) and 200,000,000 shares of Excess Stock.

Common Stock

On May 28, 2014, the Company completed the public offering of 7,000,000 shares of the Company’s Common Stock and the exercise of the underwriters’ option to purchase an additional 1,050,000 shares of the Company’s Common Stock at a price of $8.50 per share, before underwriting discounts. The Company received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of $65,112,686.

The Company raised $32,529,420 (including reinvestments of $5,545,995) from the issuance of 3,734,226 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan (DRIP) during the nine months ended June 30, 2014. During the nine months ended June 30, 2014, the Company paid $21,028,154 in total cash dividends or $0.45 per share to common shareholders, of which $5,545,995 was reinvested in the DRIP. On July 1, 2014, the Company declared a dividend of $0.15 per share to be paid September 15, 2014 to common shareholders of record as of the close of business on August 15, 2014.

As of June 30, 2014, the Company does not own any of its own shares of Common Stock.

7.625% Series A Cumulative Redeemable Preferred Stock

During the nine months ended June 30, 2014, the Company paid $3,059,178 in preferred dividends or $1.4298 per share on its outstanding Series A preferred shares. Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $1.90625 per share. On July 1, 2014, the Company declared a dividend of $0.4766 per share to be paid September 15, 2014 to Series A preferred shareholders of record as of the close of business on August 15, 2014.

7.875% Series B Cumulative Redeemable Preferred Stock

During the nine months ended June 30, 2014, the Company paid $3,396,096 in preferred dividends or $1.4766 per share on its outstanding Series B preferred shares. Dividends on the Series B preferred shares are cumulative and payable quarterly at an annual rate of $1.96875 per share. On July 1, 2014, the Company declared a dividend of $0.4922 per share to be paid September 15, 2014 to Series B preferred shareholders of record as of the close of business on August 15, 2014.

NOTE 8 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. The Company’s financial assets consist mainly of REIT securities. The fair value of these financial assets was determined using the following inputs at June 30, 2014 and September 30, 2013:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2014:
Equity Securities – Preferred Stock	$33,921,190	$33,921,190	$-0-	$-0-
Equity Securities – Common Stock	26,712,103	26,712,103	-0-	-0-
Debt Securities	8,860	8,860	-0-	-0-
Total Securities Available for Sale at Fair Value	$60,642,153	$60,642,153	$-0-	$-0-

As of September 30, 2013:
Equity Securities – Preferred Stock	$28,548,150	$28,548,150	$-0-	$-0-
Equity Securities – Common Stock	16,893,286	16,893,286	-0-	-0-
Debt Securities	10,304	10,304	-0-	-0-
Total Securities Available for Sale at Fair Value	$45,451,740	$45,451,740	$-0-	$-0-

In addition to the Company’s investments in Securities Available for Sale at Fair Value, the Company is required to disclose certain information about fair values of its other financial instruments. Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. For a portion of the Company’s other financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties; future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At June 30, 2014, the fixed rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $285,404,000 and the carrying value amounted to $279,866,364. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements fall within level 3 of the fair value hierarchy.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended June 30, 2014 and 2013 was $12,243,164 and $11,682,267 respectively.

During the nine months ended June 30, 2014 and 2013, the Company had Dividend Reinvestments of $5,545,995 and $4,980,914 respectively, which required no cash transfers.

During the nine months ended June 30, 2013, $3,500,000 in principal amount of the Subordinated Convertible Debentures was converted to 382,091 shares of common stock.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheet or results of operations.

The Company has entered into separate agreements to purchase eleven new build-to-suit, industrial buildings that are currently being developed in Florida, Illinois, Indiana, Kentucky, Louisiana, Missouri, North Carolina, Ohio and Texas totaling approximately 3,454,000 square feet with leases ranging from seven to fifteen years. Seven of the eleven buildings, representing approximately 1,795,000 square feet or 52%, will be leased to subsidiaries of FDX. The aggregate purchase price for the eleven properties will be approximately $255,665,000 which will generate approximately $17,581,000 in annualized rental revenue. As of June 30, 2014, the Company has made deposits totaling $3,050,000 on these acquisitions, which is included in Other Assets in the accompanying Consolidated Balance Sheets as of June 30, 2014. Subject to satisfactory due diligence, we anticipate closing on three of the acquisitions with a cost of approximately $48,789,000 during the remainder of fiscal 2014 and closing on the remaining eight acquisitions with a cost of approximately $206,876,000 during fiscal 2015. The Company may make additional acquisitions and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, public offerings and private placements of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with seven of the eleven purchase commitments discussed above, the Company has entered into commitments to obtain seven mortgages totaling $103,220,000 at fixed rates ranging from 3.83% to 5.25% for a weighted average interest rate of 4.25%. The Company has currently paid commitment and loan processing fees totaling $791,100 of which $736,700 will be refunded at each respective closing, which are expected to take place during the remainder of fiscal 2014 and during fiscal 2015.

In addition to the building expansion completed on July 10, 2014 in Cocoa, FL as described in Note 11, the Company has also entered into separate agreements to expand five existing buildings by approximately 235,800 square feet. Four of the five properties are leased to FedEx Ground Package System, Inc. Total expansion costs are expected to be approximately $18,705,000 or $79.33 per square foot. As of June 30, 2014, the Company has incurred expansion costs of approximately $5,581,000 toward these expansions and the total remaining expansion costs expected to be incurred during the remainder of fiscal 2014 and fiscal 2015 amount to approximately $13,124,000. Upon completion, the expansions will result in a new ten year lease extension for each property being expanded and will result in total increased annual rent of approximately $1,870,000.

NOTE 11 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On July 10, 2014 a 55,037 square foot building expansion leased to FedEx Ground Package System, Inc. located in Cocoa, FL was completed for a cost of approximately $3,700,000 resulting in an increase in annual rent effective July 10, 2014 from $738,504 to $1,102,764. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from November 19, 2016 to September 30, 2024.

On July 18, 2014, the Company entered into a three year lease agreement, which became effective August 1, 2014, with Charlotte Pipe and Foundry Company for a 160,000 square foot building located in Monroe, NC which was previously vacant. Rent commenced August 1, 2014 at an annual rate of $560,000 or $3.50 per square foot with 2% increases each year, resulting in annualized base rent over the life of the lease of $571,275 or $3.57 per square foot. The Company’s occupancy rate was 94.3% as of June 30, 2014. Due to filling this previously vacant space, the Company’s occupancy rate as of August 1, 2014 increased to 95.8%.

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

The Company is a REIT. The Company seeks to invest in well-located, modern industrial buildings leased primarily to investment grade tenants on long-term net leases. During the nine months ended June 30, 2014, the Company purchased five net-leased industrial properties, located in Tulsa, OK; Buckner, KY (Louisville MSA); Edwardsville, KS (Kansas City MSA); Altoona, PA and Spring, TX (Houston MSA) totaling approximately 1,122,000 square feet, for approximately $73,861,000. As of June 30, 2014, the Company owned eighty-one properties with total square footage of approximately 10,764,000. These properties are located in twenty-seven states. As of the quarter ended June 30, 2014, the Company’s weighted average lease expiration term was approximately 6.8 years, its occupancy rate was 94.3% and its annualized average base rent per occupied square foot was $5.56. As of June 30, 2014, the weighted average age based on the square footage of the Company’s buildings was 11.5 years. In addition, total gross real estate investments were $713,917,898 as of June 30, 2014.

The Company’s revenue primarily consists of Rental and Reimbursement Revenue from the ownership of industrial rental property. Net Operating Income from property operations (NOI) is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI increased $1,514,073 or 13% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and increased $5,684,259 or 17% for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013. The increase was due to the additional income related to two industrial properties purchased during the fourth quarter of fiscal 2013 and five industrial properties purchased during the nine months ended June 30, 2014.

The Company’s NOI for the three and nine months ended June 30, 2014 and 2013 is calculated as follows:

	Three Months Ended		Nine Months Ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013

Rental Revenue	$13,383,738	$11,712,134	$41,039,489	$34,759,795
Reimbursement Revenue	2,356,132	2,342,130	6,706,841	5,428,168
Total Rental and Reimbursement Revenue	15,739,870	14,054,264	47,746,330	40,187,963
Real Estate Taxes	(1,997,324)	(1,731,667)	(5,626,181)	(4,013,129)
Operating Expense	(865,519)	(959,643)	(2,714,499)	(2,453,443)
NOI	$12,877,027	$11,362,954	$39,405,650	$33,721,391

The Company’s revenue for the three and nine months ended June 30, 2014 also includes Lease Termination Income of $1,182,890, which represents the payments from the former tenant at our Roanoke, VA property. The Company’s revenue for the nine months ended June 30, 2013 also includes Lease Termination Income of $690,730, which represents the payments from former tenants at our St. Joseph, MO and Monroe, NC properties. These lease termination payments are a result of these former tenants terminating their lease obligations before the end of the contractual term of their leases. The only leases that contain an early termination option are the Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS and the Company’s new tenant at its 83,000 square foot location in Roanoke, VA, entered into on May 1, 2014.

The Company has a concentration of FDX and FDX subsidiary-leased properties consisting of forty-two separate stand-alone leases covering approximately 4,500,000 square feet as of June 30, 2014 and thirty-eight separate stand-alone leases covering approximately 4,000,000 square feet as of June 30, 2013. The percentage of FDX leased square footage to the total of the Company’s rental space was 42% (9% to FDX and 33% to FDX subsidiaries) as of June 30, 2014 and 43% (11% to FDX and 32% to FDX subsidiaries) as of June 30, 2013. The only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries, Milwaukee Electric Tool Corporation, which leased approximately 615,000 square feet, comprising of 6% and 7% of the Company’s rental space as of June 30, 2014 and 2013, respectively, and Ralcorp Holdings, Inc. (Ralcorp), which leased 5% or approximately 558,000 square feet as of June 30, 2014 and 0% as of June 30, 2013.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 54% (10% to FDX and 44% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2014 and was 53% (12% to FDX and 41% to FDX subsidiaries) for fiscal 2013. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the nine months ended June 30, 2014 and 2013.

The Company also holds a portfolio of securities of other REITs with a fair value of $60,642,153 as of June 30, 2014, which earns dividend and interest income. The dividends received from our securities investments were at a weighted average yield of approximately 7.2% for the nine months ended June 30, 2014 and 7.0% for the nine months ended June 30, 2013. At the quarter end, the portfolio of securities consisted of 56% in REIT preferred stock and 44% in REIT common stock. During the nine months ended June 30, 2014 and 2013, the Company recognized Gains on Sale of Securities of $1,483,245 and $6,976,086, respectively. As of June 30, 2014, the Company had net Unrealized Gains on Securities Available for Sale of $3,936,766. The Company invests in REIT securities on margin from time to time when the Company believes it can achieve an adequate yield spread. As of June 30, 2014, the Company does not have any borrowings under its margin line. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments. The Company intends to limit its investment in REIT securities to be no more than approximately 10% of its undepreciated assets.

Acquisitions

On October 22, 2013, the Company purchased a 46,240 square foot industrial building located in Tulsa, OK. The building is 100% net leased to The American Bottling Company through February 2024. The lease is guaranteed by the parent company, Dr Pepper Snapple Group, Inc. The purchase price was $3,700,000. The Company obtained a 15 year self-amortizing mortgage of $2,250,000 at a fixed interest rate of 4.58%. Annual rental revenue over the remaining term of the lease is approximately $253,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

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

On October 31, 2013, the Company purchased a newly constructed 122,522 square foot industrial building located in Altoona, PA. The building is 100% net leased to FedEx Ground Package System, Inc. through August 2023. The purchase price was $8,990,000. The Company increased its $7,350,000 loan that was obtained in connection with two acquisitions the Company made on September 12, 2013 for the properties located in Green Bay, WI and Stewartville (Rochester), MN. The initial 12 year self-amortizing 4.00% fixed interest rate mortgage was increased by $5,000,000 to $12,350,000. Annual rental revenue over the remaining term of the lease is approximately $651,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

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

Expansions

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Orion, MI for $988,579 in order to construct a parking lot. In addition, a 52,154 square foot building expansion was completed in June 2013 for a cost of approximately $3,900,000 resulting in an increase in annual rent effective July 1, 2013 from $1,285,265 to $1,744,853. The parking lot expansion was completed in September 2013 for a cost of approximately $1,500,000 resulting in an increase in annual rent effective October 1, 2013 to $1,908,221. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from June 30, 2017 to June 30, 2023.

In June 2013, Phase I of a 64,240 square foot building expansion leased to FedEx Ground Package System, Inc. located in Fort Mill, SC, which is located in the Charlotte, NC MSA, was completed for a cost of approximately $3,574,000 resulting in an increase in annual rent effective July 1, 2013 from $1,023,745 to $1,364,761. Phase II of the expansion, which consists of a parking lot expansion, cost approximately $426,000. Phase II was completed in November 2013, resulting in an increase in annual rent effective November 1, 2013 to $1,414,639. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2019 to October 31, 2023.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Richfield, OH, which is located in the Cleveland MSA, for $1,655,166 in order to construct a parking lot. The parking lot expansion was completed in October 2013 and cost approximately $3,142,000. As a result, effective November 1, 2013, the annual rent increased from $644,640 to $1,124,384. In addition, the Company is in the process of constructing a 51,677 square foot building expansion, which is expected to cost approximately $3,655,000 and is expected to be completed by late August 2014, at which time the annual rent will increase to $1,489,907. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from October 31, 2016 to September 30, 2024.

In September 2013, a 51,765 square foot building expansion leased to FedEx Ground Package System, Inc. located in El Paso, TX was completed for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584 to $1,045,610. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2015 to September 30, 2023.

In June 2014, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Tampa, FL was completed for a cost of approximately $811,000 resulting in an increase in annual rent effective July 1, 2014 from $1,412,177 to $1,491,006. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from January 31, 2019 to June 30, 2024.

Subsequent to the end of the quarter, on July 10, 2014, a 55,037 square foot building expansion leased to FedEx Ground Package System, Inc. located in Cocoa, FL was completed for a cost of approximately $3,700,000 resulting in an increase in annual rent effective July 10, 2014 from $738,504 to $1,102,764. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from November 19, 2016 to September 30, 2024.

Commitments

The Company has entered into separate agreements to purchase eleven new build-to-suit, industrial buildings that are currently being developed in Florida, Illinois, Indiana, Kentucky, Louisiana, Missouri, North Carolina, Ohio and Texas totaling approximately 3,454,000 square feet with leases ranging from seven to fifteen years. Seven of the eleven buildings, representing approximately 1,795,000 square feet or 52%, will be leased to subsidiaries of FDX. The aggregate purchase price for the eleven properties will be approximately $255,665,000 which will generate approximately $17,581,000 in annualized rental revenue. As of June 30, 2014, the Company has made deposits totaling $3,050,000 on these acquisitions, which is included in Other Assets in the accompanying Consolidated Balance Sheets as of June 30, 2014. Subject to satisfactory due diligence, we anticipate closing on three of the acquisitions with a cost of approximately $48,789,000 during the remainder of fiscal 2014 and closing on the remaining eight acquisitions with a cost of approximately $206,876,000 during fiscal 2015. The Company may make additional acquisitions and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, public offerings and private placements of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with seven of the eleven purchase commitments discussed above, the Company has entered into commitments to obtain seven mortgages totaling $103,220,000 at fixed rates ranging from 3.83% to 5.25% for a weighted average interest rate of 4.25%. The Company has currently paid commitment and loan processing fees totaling $791,100 of which $736,700 will be refunded at each respective closing, which are expected to take place during the remainder of fiscal 2014 and during fiscal 2015.

In addition to the building expansion completed on July 10, 2014 in Cocoa, FL, the Company has also entered into separate agreements to expand five existing buildings by approximately 235,800 square feet. Four of the five properties are leased to FedEx Ground Package System, Inc. Total expansion costs are expected to be approximately $18,705,000 or $79.33 per square foot. As of June 30, 2014, the Company has incurred expansion costs of approximately $5,581,000 toward these expansions and the total remaining expansion costs expected to be incurred during the remainder of fiscal 2014 and fiscal 2015 amount to approximately $13,124,000. Upon completion, the expansions will result in a new ten year lease extension for each property being expanded and will result in total increased annual rent of approximately $1,870,000.

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

Changes in Results of Operations

As of June 30, 2014, the Company owned eighty-one properties with total square footage of approximately 10,764,000 as compared to seventy-four properties with total square footage of approximately 9,383,000, as of June 30, 2013, representing an increase of 14.7%. As of June 30, 2014, the Company’s weighted average lease expiration term was approximately 6.8 years as compared to 6.2 years as of June 30, 2013. The Company’s occupancy rate was 94.3% as of June 30, 2014 as compared to 94.9% as of June 30, 2013 and the Company’s annualized average base rent per occupied square foot was $5.56 as of June 30, 2014 as compared to $5.54 as of June 30, 2013. As of June 30, 2014, the weighted average age based on the square footage of the Company’s buildings was 11.5 years.

Approximately 4% of the Company’s gross leasable area, consisting of six leases totaling 437,727 square feet, was originally set to expire during fiscal 2014. The Company has renewed four of the six leases with its existing tenants which were scheduled to expire in fiscal 2014. The Company has incurred or expects to incur tenant improvement costs of approximately $470,000 and leasing costs of approximately $160,000 in connection with these four lease renewals. The table below summarizes the lease terms of the four leases which were renewed and includes both the tenant improvement costs and the leasing costs which are presented on a per square foot (PSF) basis averaged over the renewal term.

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

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term

Of the total 437,727 square feet of gross leasable area originally set to expire during fiscal 2014, 230,327 square feet, or 53%, has been renewed. The lease renewals have been renewed for a weighted average term of 6.4 years at a weighted average lease rate of $5.42 per square foot as compared to $6.02 per square foot formerly, representing a weighted average reduction in the lease rate of 10.0%.

As discussed previously, we have recently completed work on six property expansions, which resulted in extending the tenant’s lease expirations by approximately an additional ten years from the date of completion for each property that was expanded and increasing the tenant’s rents. Prior to the lease amendments being executed, these six leases had a remaining weighted average term of 4.2 years at the time of completion of the expansion work. By obtaining approximately an additional ten years of lease term from the date of completion of the expansion work, an additional 7.4 years of weighted average term was added to these six leases. Commencing during fiscal 2014, these six lease amendments have resulted in an annual increase in base rent totaling approximately $1,514,000 at a weighted average lease rate of $8.42 per square foot as compared to $7.70 per square foot formerly, representing a weighted average increase in the lease rate of 9.35%.

The four leases that renewed, that were originally set to expire in fiscal 2014, combined with the six leases that were amended due to expansions, results in a weighted average increase in the lease rate of 6.76% and an increase in the weighted average term of 6.3 years.

Two leases, representing 47% of the space scheduled to expire in fiscal 2014, did not renew. One tenant that did not renew its lease was for a 60,400 square foot building at our property located in Carlstadt, NJ. This property was leased for an annualized base rent of $7.61 per square foot to Macy’s Retail Holdings Inc. through March 31, 2014. On June 26, 2014, the Company entered into a ten and a half year lease agreement for this space with SOFIVE, Inc. (SOFIVE). SOFIVE will receive free rent through January 31, 2015 and commencing on February 1, 2015, annual rent will initially be $422,800 or $7.00 per square foot with increases each year ranging from 3.7% to 7.1%, resulting in annualized base rent over the life of the lease of $504,024, or $8.34 per square foot. The Company owns this property located in Carlstadt, NJ through a 51% controlling equity interest.

The second tenant that did not renew its lease was for a 148,000 square foot building at our property located in Fayetteville, NC. This property was leased to Maidenform Inc. (Maidenform) through December 31, 2013. Maidenform occupied the space on a month-to-month basis through March 31, 2014 and was paying holdover annual rent from January 1, 2014 through March 31, 2014 of $4.50 per square foot, which is 150% of the stated rent per the expired lease. This space is currently vacant.

In January 2014, the Company was notified by its tenant, H.E.P. Direct Inc. (HEP), which leased the Company’s 106,507 square foot building located in Winston-Salem, NC through December 31, 2017 at an annualized rent of $305,000, that they have filed for Chapter 11 bankruptcy. HEP was current on its rental payments through February 2014 and vacated the Company’s building on March 15, 2014. HEP subsequently filed for Chapter 7 bankruptcy and, therefore, the Company does not expect to receive any future rental payments through the remaining lease term. The Company holds a security deposit equal to one month’s base rent. This space is currently vacant.

In January 2014, the Company entered into a fifteen and a half year lease agreement, which became effective in June 2014, with a franchisee of Pla-Fit Franchise, LLC (Planet Fitness) for 22,682 square feet located at the Company’s two-thirds owned 64,138 square foot shopping center located in Somerset, NJ. Initial rent will commence in December 2014 at an annualized rate of $10.00 per square foot for the first five years, $11.00 per square foot for years six through ten and $12.00 per square foot for years eleven through fifteen, resulting in annualized rental revenue of $241,454 over the fifteen and a half year lease term.

On July 18, 2014, the Company entered into a three year lease agreement, which became effective August 1, 2014, with Charlotte Pipe and Foundry Company for a 160,000 square foot building located in Monroe, NC which was previously vacant. Rent commenced August 1, 2014 at an annual rate of $560,000 or $3.50 per square foot with 2% increases each year, resulting in annualized base rent over the life of the lease of $571,275 or $3.57 per square foot. The Company’s occupancy rate was 94.3% as of June 30, 2014. Due to filling this previously vacant space, the Company’s occupancy rate as of August 1, 2014 increased to 95.8%.

Approximately 7% of the Company’s gross leasable area, consisting of six leases totaling 782,302 square feet, was originally set to expire during fiscal 2015. The Company has already renewed one of these six leases with FedEx Ground Package System at the Company’s Ft. Myers, FL location consisting of 87,500 square feet, or 11% of the gross leasable area originally set to expire during fiscal 2015. The lease was originally set to expire on October 31, 2014 and has been extended two years to October 31, 2016. Rent per square foot has increased from $4.76 to $4.95, resulting in a 4% increase in the lease rate. The Company has not incurred and does not expect to incur any tenant improvement costs or leasing costs in connection with this lease renewal. We are in discussions with our tenants regarding the remaining five leases representing 694,802 square feet or 89% of the space scheduled for renewal in fiscal 2015. These five leases have a weighted average lease rate of $4.92 per square foot.

Rental Revenue increased $1,671,604, or 14%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and increased $6,279,694, or 18%, for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013. The increases for the three and nine months ended June 30, 2014 were due primarily to the increased rental income earned from the acquisition of two properties purchased during the fourth quarter of fiscal 2013 and five properties purchased during the first quarter of fiscal 2014.

Reimbursement Revenue increased $14,002, or 1%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and increased $1,278,673, or 24%, for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013. Real Estate Tax Expense increased $265,657, or 15%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and increased $1,613,052, or 40%, for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013. The increases for Reimbursement Revenue and Real Estate Taxes for the three and nine months ended June 30, 2014 were primarily due to our newly acquired properties. Our single tenant properties are subject to net leases which require the tenants to absorb the cost of Real Estate Taxes as well as insurance and the majority of repairs and maintenance. As such, the Company is reimbursed by the tenants for these Real Estate Taxes.

Lease Termination Income amounted to $1,182,890 for the three and nine months ended June 30, 2014. The income for the three and nine months ended June 30, 2014 represents the payments from former tenants at our Roanoke, VA property. Lease Termination Income amounted to $-0- and $690,730 for the three and nine months ended June 30, 2013, respectively. The income for the nine months ended June 30, 2013 represents the payments from former tenants at our St. Joseph, MO and Monroe, NC properties. These lease termination payments are a result of these former tenants terminating their lease obligations before the end of their contractual lease terms.

Operating Expenses decreased $94,124, or 10%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and increased $261,056, or 11%, for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013. The decrease for the three months was mainly due to a one-time asphalt repair done at one of our properties during the three months ended June 30, 2013. The increase for the nine months ended June 30, 2014 was mainly due to the acquisition of two properties purchased during the fourth quarter of fiscal 2013 and five properties purchased during the first quarter of fiscal 2014.

General and Administrative Expenses increased $99,459, or 7%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and increased $308,770, or 8%, for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013. The increase in General and Administrative Expenses for the three and nine months ended June 30, 2014 was primarily due to increased compensation expense.

Interest and Dividend Income increased $97,923, or 12%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and decreased $94,540, or 3%, for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013. The fluctuations are due to the change in the average carrying value of Securities Available for Sale in fiscal 2014 compared to fiscal 2013.

The Company recognized a Gain on Sale of Securities Transactions of $907,171 and $1,062,614 for the three months ended June 30, 2014 and 2013, respectively and recognized a Gain on Sale of Securities Transactions of $1,483,245 and $6,976,086 for the nine months ended June 30, 2014 and 2013, respectively. In addition, the Company had net Unrealized Holding Gains on its Securities Held for Sale of $3,936,766 as of June 30, 2014.

Discontinued Operations for the three and nine months ended June 30, 2013, include the operations of the Company’s 40,560 square foot building located in Greensboro, NC. On February 19, 2013, the Greensboro, NC property was sold for net sale proceeds of $1,413,891. There were no Discontinued Operations for the three and nine months ended June 30, 2014. The following table summarizes the components of Discontinued Operations:

	Three Months Ended	Nine Months Ended
	6/30/2013	6/30/2013

Rental and Reimbursement Revenue	$-0-	$32,258
Real Estate Taxes	-0-	(28,474)
Operating Expenses	(4,898)	(37,924)
Depreciation & Amortization	-0-	(20,094)
Loss from Operations of Disposed Property	(4,898)	(54,234)
Gain on Sale of Investment Property	-0-	345,794
(Loss) Income from Discontinued Operations	$(4,898)	$291,560

Cash Flows from Discontinued Operations for the nine months ended June 30, 2013 are combined with the Cash Flows from Operations within each of the three categories presented. Cash Flows from Discontinued Operations are as follows:

Nine Months
Ended
6/30/2013

Cash flows from Operating Activities	$(29,080)
Cash flows from Investing Activities	1,413,891
Cash flows from Financing Activities	-0-

The absence of Cash Flows from Discontinued Operations is not expected to materially affect future liquidity and capital resources.

Changes in Financial Condition

The Company generated net Cash from Operating Activities of $28,868,504 and $17,197,490 for the nine months ended June 30, 2014 and 2013, respectively.

Net Real Estate Investments increased $74,243,600 from September 30, 2013 to June 30, 2014. This increase was due mainly to the purchase of the industrial properties in Tulsa, OK; Buckner, KY (Louisville MSA); Edwardsville, KS (Kansas City MSA); Altoona, PA; and Spring, TX (Houston MSA) totaling $73,860,759, of which $72,689,935 was allocated to Net Real Estate Investments. In addition, the increase was partially due to costs incurred in connection with expansions of our existing properties of approximately $11,275,000. The increase was partially offset by Depreciation Expense for the nine month period of $11,779,471.

Securities Available for Sale increased $15,190,413 from September 30, 2013 to June 30, 2014. The increase was due to the purchase of securities totaling $22,887,701, and an increase in Unrealized Holding Gains of $1,947,498 which was offset by the sale of securities with a cost basis of $9,644,786.

Mortgage Notes Payable increased $29,772,982 from September 30, 2013 to June 30, 2014. The increase was due mainly to the origination of four mortgages totaling $43,905,000 and an increase of $5,000,000 to an existing mortgage all obtained in connection with the acquisitions of the five industrial properties purchased in fiscal 2014. Details of the increase in Mortgage Notes Payable are as follows:

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

The increase in Mortgage Notes Payable was offset by scheduled amortization payments in the amount of principal of $15,777,993 and balloon payments on the Rockford, IL, Charlottesville, VA, Newington, CT and Cudahy, WI property mortgages of $3,354,025.

The Company is scheduled to repay a total of approximately $24,140,000 in mortgage principal payments over the next twelve months. The Company intends to make these principal payments from the funds raised from Cash from Operations, the DRIP, draws from the unsecured line of credit facility and refinancings.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $28,868,504 and $17,197,490 for the nine months ended June 30, 2014 and 2013, respectively. Dividends paid on common stock for the nine months ended June 30, 2014 and 2013 were $21,028,154 and $18,829,004, respectively (of which $5,545,995 and $4,980,914, respectively, was reinvested). The Company pays dividends from cash generated from operations.

As of June 30, 2014, the Company owned Securities Available for Sale of $60,642,153 subject to term loans of $5,200,000. These marketable securities provide the Company with additional liquidity as well as dividend income. As of June 30, 2014, the Company had a net Unrealized Holding Gain on its portfolio of $3,936,766. The dividends received from the Company’s investments continue to meet our expectations.

As of June 30, 2014, the Company owned eighty-one properties of which fifty-eight carried mortgage loans with outstanding principal balances as of June 30, 2014 totaling $279,866,364. The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s unsecured line of credit facility limit the amount of unencumbered properties which can be mortgaged. On April 25, 2014, the Company exercised its $20,000,000 accordion feature on its unsecured line of credit bringing the total current availability up to $60,000,000. In addition, the Company obtained an additional $20,000,000 accordion feature bringing the potential availability (subject to various conditions as defined in the agreement) up to $80,000,000. The Company currently has $20,000,000 drawn down on its unsecured line of credit. The unsecured line of credit matures June 2016 and has a one-year extension option.

The Company’s total net debt to total market capitalization was 27% and the Company’s total net debt plus preferred equity to total market capitalization was 38% as of June 30, 2014.

During the nine months ended June 30, 2014, the Company paid $3,059,178 in dividends on its outstanding Series A preferred shares. On July 1, 2014, the Company declared a dividend of $0.4766 per share on the Company’s Series A preferred shares payable September 15, 2014 to Series A preferred shareholders of record as of the close of business on August 15, 2014.

During the nine months ended June 30, 2014, the Company paid $3,396,096 in dividends on its outstanding Series B preferred shares. On July 1, 2014, the Company declared a dividend of $0.4922 per share on the Company’s Series B preferred shares payable September 15, 2014 to Series B preferred shareholders of record as of the close of business on August 15, 2014.

On May 28, 2014, the Company completed the public offering of 7,000,000 shares of the Company’s Common Stock and the exercise of the underwriters’ option to purchase an additional 1,050,000 shares of the Company’s Common Stock at a price of $8.50 per share, before underwriting discounts. The Company received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of $65,112,686.

The Company raised $32,529,420 (including reinvestments of $5,545,995) from the issuance of 3,734,226 common shares under the DRIP during the nine months ended June 30, 2014. During the nine months ended June 30, 2014, the Company paid $21,028,154 in total cash dividends or $0.45 per common share to common shareholders of which $5,545,995 was reinvested in the DRIP. On July 1, 2014, the Company declared a dividend of $0.15 per common share to be paid on September 15, 2014 to common shareholders of record as of the close of business on August 15, 2014.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured line of credit facility or securities margin loans, refinance debt, or raise capital through the DRIP or capital markets.

The Company has entered into separate agreements to purchase eleven new build-to-suit, industrial buildings that are currently being developed in Florida, Illinois, Indiana, Kentucky, Louisiana, Missouri, North Carolina, Ohio and Texas totaling approximately 3,454,000 square feet with leases ranging from seven to fifteen years. Seven of the eleven buildings, representing approximately 1,795,000 square feet or 52%, will be leased to subsidiaries of FDX. The aggregate purchase price for the eleven properties will be approximately $255,665,000 which will generate approximately $17,581,000 in annualized rental revenue. As of June 30, 2014, the Company has made deposits totaling $3,050,000 on these acquisitions, which is included in Other Assets in the accompanying Consolidated Balance Sheets as of June 30, 2014. Subject to satisfactory due diligence, we anticipate closing on three of the acquisitions with a cost of approximately $48,789,000 during the remainder of fiscal 2014 and closing on the remaining eight acquisitions with a cost of approximately $206,876,000 during fiscal 2015. The Company may make additional acquisitions and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, public offerings and private placements of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with seven of the eleven purchase commitments discussed above, the Company has entered into commitments to obtain seven mortgages totaling $103,220,000 at fixed rates ranging from 3.83% to 5.25% for a weighted average interest rate of 4.25%. The Company has currently paid commitment and loan processing fees totaling $791,100 of which $736,700 will be refunded at each respective closing, which are expected to take place during the remainder of fiscal 2014 and during fiscal 2015.

In addition to the building expansion completed on July 10, 2014 in Cocoa, FL, the Company has also entered into separate agreements to expand five existing buildings by approximately 235,800 square feet. Four of the five properties are leased to FedEx Ground Package System, Inc. Total expansion costs are expected to be approximately $18,705,000 or $79.33 per square foot. As of June 30, 2014, the Company has incurred expansion costs of approximately $5,581,000 toward these expansions and the total remaining expansion costs expected to be incurred during the remainder of fiscal 2014 and fiscal 2015 amount to approximately $13,124,000. Upon completion, the expansions will result in a new ten year lease extension for each property being expanded and will result in total increased annual rent of approximately $1,870,000.

The Company has been raising capital through public offerings, its DRIP, mortgages, draws on its unsecured line of credit, sale of marketable securities and funds generated from its investments in net leased industrial properties. The Company may raise additional capital through public offerings or private placements of common and preferred stock or other securities. The Company believes that funds generated from these sources, as well as cash on hand, funds from operations and funds from the DRIP, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next year.

The Company has a concentration of FDX and FDX subsidiary-leased properties consisting of forty-two separate stand-alone leases covering approximately 4,500,000 square feet as of June 30, 2014 and thirty-eight separate stand-alone leases covering approximately 4,000,000 square feet as of June 30, 2013. The percentage of FDX leased square footage to the total of the Company’s rental space was 42% (9% to FDX and 33% to FDX subsidiaries) as of June 30, 2014 and 43% (11% to FDX and 32% to FDX subsidiaries) as of June 30, 2013. The only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries, Milwaukee Electric Tool Corporation, which leased approximately 615,000 square feet, comprising of 6% and 7% of the Company’s rental space as of June 30, 2014 and 2013, respectively, and Ralcorp Holdings, Inc. (Ralcorp), which leased 5% or approximately 558,000 square feet as of June 30, 2014 and 0% as of June 30, 2013.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 54% (10% to FDX and 44% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2014 and was 53% (12% to FDX and 41% to FDX subsidiaries) for fiscal 2013. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the nine months ended June 30, 2014 and 2013.

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

The Company’s FFO and Core FFO for the three and nine months ended June 30, 2014 and 2013 are calculated as follows:

	Three Months Ended		Nine Months Ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Net Income Attributable to Common Shareholders	$3,441,790	$2,028,788	$8,185,714	$11,075,760
Depreciation Expense	3,991,113	3,193,923	11,779,471	9,596,223
Amortization of Intangible Assets	338,396	384,703	1,009,540	1,154,109
Gain on Sale of Investment Property	-0-	-0-	-0-	(345,794)
FFO Attributable to Common Shareholders	7,771,299	5,607,414	20,974,725	21,480,298
Acquisition Costs	-0-	74,137	462,864	459,999
Core FFO Attributable to Common Shareholders	$7,771,299	$5,681,551	$21,437,589	$21,940,297

The Company’s Core FFO, excluding the net Gain on Sale of Securities Transactions for the three and nine months ended June 30, 2014 and 2013 is calculated as follows:

	Three Months Ended		Nine Months Ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Core FFO Attributable to Common Shareholders	$7,771,299	$5,681,551	$21,437,589	$21,940,297
Less: Gain on Sale of Securities Transactions, net	907,171	1,062,614	1,483,245	6,976,086
Core FFO, excluding net Gain on Sale of Securities Transactions Attributable to Common Shareholders	$6,864,128	$4,618,937	$19,954,344	$14,964,211

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the nine months ended June 30, 2014 and 2013:

	Nine Months Ended
	6/30/2014	6/30/2013

Operating Activities	$28,868,504	$17,197,490
Investing Activities	(101,136,137)	(41,059,399)
Financing Activities	102,578,318	12,341,414

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide the Company’s current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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
  the Company’s ability to refinance amounts outstanding under the its credit facilities at maturity on terms favorable to it;
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to June 30, 2014 (the date of this Quarterly Report on Form 10-Q).

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

Changes In Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date:	August 5, 2014	By: /s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	August 5, 2014	By: /s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

