Form 10-K
period 2014-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2014-12-10
CIK 67625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer Accelerated filer X

Non-accelerated filer Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes X No
The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 31, 2014 was approximately $425,236,609 (based on the $9.54 closing price per share of common stock on March 31, 2014).

There were 57,322,763 shares of Common Stock outstanding as of December 1, 2014.

Documents Incorporated by Reference: None.

1

PART I

ITEM 1 – BUSINESS

General Development of the Business

In this 10-K, “we”, “us”, “our”, “MREIC” or “the Company”, refers to Monmouth Real Estate Investment Corporation, together with its predecessors and subsidiaries, unless the context requires otherwise.

The Company is a corporation operating as a qualified real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code (the Code). The Company has been a REIT since 1969 and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.

The Company was established in 1968 as a New Jersey Business Trust (NJBT). In 1990, the NJBT merged into a newly formed Delaware corporation. On May 15, 2003, the Company changed its state of incorporation from Delaware to Maryland by merging with and into a Maryland corporation (the Reincorporation).

Narrative Description of Business

The Company’s primary business is the ownership of real estate. Its investment focus is to own well-located, net leased industrial properties which are leased primarily to investment-grade tenants on long-term leases. In addition, the Company holds a portfolio of REIT securities which the Company generally limits to no more than approximately 10% of its undepreciated assets.

At September 30, 2014, the Company held investments in eighty-two properties totaling approximately 11,207,000 square feet with an occupancy rate of 95.9% (See Item 2 for a detailed description of the properties). These properties are located in twenty-eight states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. All of these properties are wholly-owned with the exception of the two properties in New Jersey in which the Company owns a majority interest. All properties in which the Company has investments are leased on a net basis except an industrial park in Monaca, Pennsylvania and the shopping center located in Somerset, New Jersey.

During fiscal 2014, the Company purchased six industrial properties totaling approximately 1,450,000 square feet with net leased terms ranging from ten to twenty years resulting in a weighted average lease maturity of 13.9 years. Approximately 565,000 square feet, or 39%, is leased to subsidiaries of FedEx Corporation (FDX), consisting of approximately 237,000 square feet to FedEx Ground Package System, Inc. and 328,000 square feet to FedEx SmartPost, Inc. The purchase price for the six properties was approximately $97,605,000 and they are located in Indiana, Kansas, Kentucky, Oklahoma, Pennsylvania and Texas. The funds for these six acquisitions were provided by mortgages of $62,905,000 on the properties, draws on an unsecured line of credit and cash on hand.

In the first quarter of fiscal 2015 to date, the Company purchased four industrial properties totaling approximately 559,000 square feet with net leased terms ranging from seven to fifteen years resulting in a weighted average lease maturity of 11.1 years. Approximately 362,000 square feet, or 65%, is leased to FedEx Ground Package System, Inc. The purchase price for the four properties was approximately $40,338,000 and they are located in Illinois, Missouri and Texas. The four industrial properties purchased during fiscal 2015 to date brings our current total leasable square feet to approximately 11,766,000 square feet and our occupancy rate to 96.1%. The funds for these acquisitions were provided by mortgages of approximately $24,887,000 for three of the properties and cash on hand. In addition to the four properties purchased during the first quarter of fiscal 2015 to date, we have entered into agreements to purchase nine new build-to-suit, industrial buildings that are currently being developed in Florida, Indiana, Kansas, Kentucky, Louisiana, North Carolina, Ohio and Texas totaling approximately 3,219,000 square feet and are net leased for terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 12.2 years. Approximately 1,716,000 square feet, or 53%, is leased to subsidiaries of FDX, consisting of approximately 1,386,000 square feet to FedEx Ground Package System, Inc. and 331,000 square feet to FedEx SmartPost, Inc. The purchase price for the nine properties is approximately $265,629,000. Subject to satisfactory due diligence, we anticipate closing these nine transactions during fiscal 2015 and fiscal 2016. The Company may make additional acquisitions in fiscal 2015 and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

Currently, the Company derives its income primarily from real estate rental operations. Rental and reimbursement revenue (excluding lease termination income in fiscal 2014, 2013 and 2012 of $1,182,890, $690,730 and $3,222,283, respectively) was $64,672,341, $54,607,086 and $50,368,931 for the years ended September 30, 2014, 2013 and 2012, respectively. Total assets were $743,756,700 and $617,240,866 as of September 30, 2014 and 2013, respectively.

As of September 30, 2014, the Company had approximately 11,207,000 square feet of property, of which approximately 4,951,000 square feet, or 44%, consisting of forty-three separate stand-alone leases, was leased to FedEx Corporation (FDX) and its subsidiaries, (9% to FDX and 35% to FDX subsidiaries). These properties are located in twenty different states. As of September 30, 2014, the only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries, Milwaukee Electric Tool Corporation, which leased approximately 615,000 square feet, comprising approximately 5% of the Company’s rental space, and Ralcorp Holdings, Inc., which leased approximately 558,000 square feet, comprising of approximately 5% of the Company’s total rental space.

During fiscal 2014, the only tenant that accounted for 5% or more of our rental and reimbursement revenue was FDX (including its subsidiaries). Our rental and reimbursement revenue from FDX and its subsidiaries totaled approximately $35,007,000, $29,241,000 and $27,202,000, or 54% (10% from FDX and 44% from FDX subsidiaries), 53% (12% from FDX and 41% from FDX subsidiaries) and 54% (14% from FDX and 40% from FDX subsidiaries) of total rent and reimbursement revenues for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the fiscal years ended September 30, 2014, 2013 and 2012.

The Company’s weighted-average lease expiration was approximately 6.7 and 6.1 years as of September 30, 2014 and 2013, respectively, and its average annualized rent per occupied square foot as of September 30, 2014 and 2013 was $5.51 and $5.53, respectively. The Company’s occupancy rate at each of the years ended September 30, 2014 and 2013 was 95.9% and 96.0%, respectively.

The Company competes with other investors in real estate for attractive investment opportunities. These investors include other equity real estate investment trusts, limited partnerships, syndications and private investors, among others. Competition in the market areas in which the Company operates is significant and affects the Company’s ability to acquire or expand properties, occupancy levels, rental rates, and operating expenses of certain properties. Management has built relationships with merchant builders which have historically provided the Company with investment opportunities that fit the Company’s investment policy. The amount of new construction of industrial properties on the national level has recently increased following several years of historically low levels of new supply. For further discussion of potential impact of competitive conditions on our business, see Item 1A: Risk Factors below.

The Company continues to invest in both debt and equity securities of other REITs, which the Company generally limits to no more than approximately 10% of its undepreciated assets. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of the funds. As of September 30, 2014 and 2013, there were no draws against the margin. This securities portfolio, to the extent not pledged to secure borrowings, provides the Company with liquidity and additional income. Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and market price risk relating to equity securities. From time to time, the Company may use derivative instruments to mitigate interest rate risk, however, this has not occurred during any periods presented. At September 30, 2014 and 2013, the Company had $59,311,403 and $45,451,740, respectively, of securities available for sale. The unrealized net gain on securities available for sale at September 30, 2014 and 2013 was $121,356 and $1,989,268, respectively. For the fiscal years ended September 30, 2014, 2013 and 2012, the Company’s net realized gains from the sale of securities were $2,166,766, $7,133,252 and $6,044,065, respectively.

Investment and Other Policies

The Company’s investment policy is to concentrate its investments in the area of long-term net leased industrial properties, leased primarily to investment-grade tenants. The Company’s strategy is to obtain a favorable yield spread between the income from the net leased industrial properties and interest costs. In addition, management believes that investments in well-located industrial properties provide a potential for long-term capital appreciation. There is the risk that, upon expiration of leases, the properties will become vacant or will be re-leased at lower rents. The results obtained by the Company by re-leasing the properties will depend on the market for industrial properties at that time.

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

The Company currently has thirteen full time employees and one part time employee of which the Company currently shares 1 officer (Chairman of the Board) and 2 additional employees (Controller and Director of Investor Relations) with a related entity, UMH Properties, Inc. (UMH). The Controller and the Director of Investor Relations time is allocated 70% to the Company and 30% to UMH. Effective January 1, 2015, the Company will reduce the number of employees it shares with UMH to 1 officer (Chairman of the Board) and 1 additional employee (Director of Investor Relations). Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each affiliated company. Some general and administrative expenses, including office rent, are allocated between the Company and UMH based on use or services provided. In fiscal 2014 total shared expense, including salaries billed by UMH to the Company, were $394,927. See Item 13 for an itemized breakdown of these costs. On August 22, 2014, the Company entered into a seven-year lease agreement to occupy 5,680 square feet for the Company’s new corporate office space.  The lease will become effective once the landlord provides a certificate of occupancy, which is expected to be in January 2015. Once the Company relocates to its new corporate office space, it will no longer share rent expense with UMH.

The Company may issue securities for property; however, this has not occurred to date. The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased or reacquired during fiscal 2014 and, as of September 30, 2014, the Company does not own any of its own shares.

Property Management

Through July 31, 2012, sixty-eight of the Company’s then wholly-owned industrial properties and the shopping center in Somerset, NJ, in which the Company holds a two-thirds interest, were managed on behalf of the Company by Cronheim Management Services, Inc. (CMS), a division of David Cronheim Company, a company affiliated with one of our directors as discussed in the Consolidated Financial Statements. CMS provided sub-agents as regional managers for the Company’s properties. The Company was subject to a management contract with CMS for a fixed annual fee of $380,000 through January 31, 2012 and a fixed annual fee of $410,000 through July 31, 2012. During fiscal year 2012, the Company also agreed to reimburse CMS for fees paid to subagents. The Company paid CMS management fees of $562,452 during fiscal 2012, for the management of the properties subject to the management contract. Effective August 1, 2012, the Company’s management contract with CMS terminated, the Company became a fully integrated and self-managed real estate company and these sixty-eight wholly-owned industrial properties and the shopping center in Somerset, NJ became self-managed by the Company. CMS also received $15,950 in lease commissions in fiscal 2012. The David Cronheim Mortgage Corporation, an affiliated company of CMS, received $140,000, $241,500 and $161,000 in mortgage brokerage commissions during fiscal 2014, 2013 and 2012, respectively.

Subsequent to the termination of the CMS management contract, the Company paid subagent fees directly to the subagents in the amount of $264,811 and $228,476 for fiscal years ended September 30, 2014 and 2013, respectively.

Until October 31, 2014, the Company’s two industrial properties in Olive Branch, Mississippi, were managed by Industrial Developments International (IDI). Management fees paid to IDI for the fiscal years ended September 30, 2014, 2013 and 2012 were $49,476, $42,550 and $11,766, respectively. Effective November 1, 2014, the Company began to self-manage these properties.

The Company’s industrial property in Streetsboro, Ohio is managed by GEIS Companies (GEIS). Management fees paid to GEIS for the fiscal years ended September 30, 2014, 2013 and 2012 were $50,138, $50,385 and $52,823, respectively.

The Company’s industrial property in Carlstadt, New Jersey is owned by Palmer Terrace Realty Associates, LLC. The Company owns 51% of Palmer Terrace Realty Associates, LLC. This property is managed by Marcus Associates, an entity affiliated with the owner of the 49% noncontrolling interest. Management fees paid by Palmer Terrace Realty Associates, LLC to Marcus Associates for each of the fiscal years ended September 30, 2014, 2013 and 2012 totaled $15,804 each year.

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

Financial Information

Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources. For required financial information related to our operations and assets, please refer to our consolidated financial statements, including the notes thereto, included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report.

ITEM 1A – RISK FACTORS

The following risk factors address the material risks concerning our business. If any of the risks discussed in this report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt and make distributions to our shareholders could be materially and adversely affected and the market price per share of our stock could decline significantly. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

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

Risks Associated with Our Properties

We may be unable to renew or extend leases or re-let space as leases expire. While we seek to invest in well-located, modern buildings, leased to investment-grade tenants on long-term leases, a number of our properties are subject to short-term leases. When a lease expires, a tenant may elect not to renew or extend it. We may not be able to re-let the property on similar terms, if we are able to re-let the property at all. The terms of renewal, extension or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable to us than the prior lease. If we are unable to re-let all or a substantial portion of our properties, or if the rental rates upon such re-letting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures and our ability to make expected distributions, may be adversely affected. We have established an annual budget for renovation and re-letting expenses that we believe is reasonable in light of each property’s operating history and local market characteristics. However, this budget may not be sufficient to cover these expenses.

Our business is substantially dependent on FedEx Corporation. FDX, together with its subsidiaries, is our largest tenant, consisting of forty-three separate stand-alone leases located in twenty different states as of September 30, 2014. As of September 30, 2014, the Company had approximately 11,207,000 square feet of property, of which approximately 4,951,000 square feet, or 44%, was leased to FDX and its subsidiaries, (9% from FDX and 35% from FDX subsidiaries). Rental and reimbursement revenue from FDX and its subsidiaries are approximately 54% (10% from FDX and 44% from FDX subsidiaries) of total rental and reimbursement revenue for fiscal 2014. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the fiscal 2014. If FDX and its subsidiaries were to become unable to make lease payments because of a downturn in its business or otherwise, our financial condition and ability to make expected distributions would be materially and adversely affected.

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

We may be affected negatively by tenant financial difficulties and leasing delays. At any time, a tenant may experience a downturn in its business that may weaken its financial condition. Similarly, a general decline in the economy may result in a decline in the demand for space at our industrial properties. As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. Any such event could result in the termination of that tenant’s lease and losses to us.

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

We may be unable to sell properties when appropriate because real estate investments are illiquid. Real estate investments generally cannot be sold quickly and, therefore, will tend to limit our ability to vary our property portfolio promptly in response to changes in economic or other conditions. In addition, the Code limits our ability to sell our properties. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service debt and make distributions to our shareholders.

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
10

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

We face risks associated with our dependence on external sources of capital. In order to qualify as a REIT, we are required each year to distribute to our shareholders at least 90% of our REIT taxable income, and we are subject to tax on our income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations. As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all. Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market’s perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our capital stock. Additional debt financing may substantially increase our debt-to-total capitalization ratio. Additional equity issuances may dilute the holdings of our current shareholders.

We may become more highly leveraged, resulting in increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions. We have incurred, and may continue to incur, indebtedness in furtherance of our activities. Our governing documents do not limit the amount of indebtedness we may incur. Accordingly, our Board of Directors may authorize us to incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT. We could therefore become more highly leveraged, resulting in an increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions to shareholders.

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

We may amend our business policies without shareholder approval. Our Board of Directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operations and distributions policies. Although our Board of Directors has no present intention to amend or reverse any of these policies, they may be amended or revised without notice to shareholders. Accordingly, shareholders may not have control over changes in our policies. We cannot assure you that changes in our policies will serve fully the interests of all shareholders.

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

There are restrictions on the ownership and transfer of our capital stock. To maintain our qualification as a REIT under the Code, no more than 50% in value of our outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year. Accordingly, our charter contains provisions restricting the ownership and transfer of our capital stock. These restrictions may discourage a tender offer or other transaction, or a change in management or of control of us that might involve a premium price for our common stock or preferred stock or that our shareholders otherwise believe to be in their best interests, and may result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

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

We are subject to restrictions that may impede our ability to effect a change in control. Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control. These provisions include the following:

•	Our charter provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a "staggered board." By preventing common shareholders from voting on the election of more than one class of directors at any annual meeting of shareholders, this provision may have the effect of keeping the current members of our Board of Directors in control for a longer period of time than shareholders may desire.

•	Our charter generally limits any holder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock). While this provision is intended to assist us in qualifying as a REIT for federal income tax purposes, the ownership limit may also limit the opportunity for shareholders to receive a premium for their shares of common stock that might otherwise exist if an investor was attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.

•	The request of shareholders entitled to cast a majority of the votes entitled to be cast at such meeting is necessary for shareholders to call a special meeting. We also require advance notice from shareholders for the nomination of directors or proposals of business to be considered at a meeting of shareholders.

Our Board of Directors may authorize and cause us to issue securities without shareholder approval. Under our charter, the board has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests.

Maryland business statutes may limit the ability of a third party to acquire control of us. The duties of directors of a Maryland corporation do not require them to, among other things (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any shareholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act to exempt any person or transaction from the requirements of those provisions, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the shareholders in an acquisition. The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in certain business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested shareholder” or an affiliate of an interested shareholder for five years after the most recent date on which the interested shareholder became an interested shareholder, and thereafter unless specified criteria are met. An interested shareholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation. In our charter, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with our affiliated company UMH, a Maryland corporation.

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

Failure to make required distributions would subject us to additional tax. In order to qualify as a REIT, we must, among other requirements, distribute, each year, to our shareholders at least 90 percent of our taxable income, excluding net capital gains. To the extent that we satisfy the 90 percent distribution requirement, but distribute less than 100 percent of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4 percent nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of:

•        85 percent of our ordinary income for that year;

•        95 percent of our capital gain net earnings for that year; and

•       100 percent of our undistributed taxable income from prior years.

To the extent we pay out in excess of 100 percent of our taxable income for any tax year, we may be able to carry forward such excess to subsequent years to reduce our required distributions for purposes of the 4 percent excise tax in such subsequent years. We intend to pay out our income to our shareholders in a manner intended to satisfy the 90 percent distribution requirement. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the 90 percent distribution requirement and to avoid corporate income tax.

We may not have sufficient cash available from operations to pay distributions, and, therefore, distributions may be made from borrowings. The actual amount and timing of distributions will be determined by our Board of Directors in its discretion and typically will depend on the amount of cash available for distribution, which will depend on items such as current and projected cash requirements, limitations on distributions imposed by law on our financing arrangements and tax considerations. As a result, we may not have sufficient cash available from operations to pay distributions as required to maintain our status as a REIT. Therefore, we may need to borrow funds to make sufficient cash distributions in order to maintain our status as a REIT, which may cause us to incur additional interest expense as a result of an increase in borrowed funds for the purpose of paying distributions.

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

We may be adversely affected if we fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to shareholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, we might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. Furthermore, we would no longer be required to make any distributions to our shareholders as a condition to REIT qualification. Any distributions to shareholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions would be subject to a top federal tax rate of 15% through 2014. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

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

If we were considered to actually or constructively pay a “preferential dividend” to certain of our shareholders, our status as a REIT could be adversely affected. In order to qualify as a REIT, we must distribute annually to our shareholders at least 90% of our REIT taxable income, which does not equal net income as calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends”. A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the application of the law in certain circumstances and the IRS’s position regarding whether certain arrangements that REITs have with their shareholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no deminimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

Notwithstanding our status as a REIT, we are subject to various federal, state and local taxes on our income and property. For example, we will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains; provided, however, that properly designated undistributed capital gains will effectively avoid taxation at the shareholder level. We may be subject to other Federal income taxes and may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for Federal income tax purposes.

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

The following table sets forth certain information concerning the Company’s real estate investments as of September 30, 2014:

					Mortgage
		Fiscal Year		Square	Balance
State	City (MSA)	Acquisition	Type	Footage	9/30/2014

AL	Huntsville	2005	Industrial	73,712	$1,176,143
AZ	Tolleson (Phoenix)	2003	Industrial	283,358	6,759,255
CO	Colorado Springs	2006	Industrial	68,370	1,857,423
CO	Denver	2005	Industrial	69,865	1,631,613
CT	Newington (Hartford)	2001	Industrial	54,812	-0-
FL	Cocoa	2008	Industrial	144,138	5,646,188
FL	Ft. Myers	2003	Industrial	87,500	-0-
FL	Jacksonville	1999	Industrial	95,883	2,007,872
FL	Lakeland	2006	Industrial	32,105	-0-
FL	Orlando	2008	Industrial	110,638	4,784,769
FL	Punta Gorda	2007	Industrial	34,624	2,224,495
FL	Tampa (FDX Gr)	2004	Industrial	170,779	7,953,829
FL	Tampa (FDX)	2006	Industrial	95,662	4,351,880
FL	Tampa (Tampa Bay Grand Prix)	2005	Industrial	68,385	2,250,952
GA	Augusta (FDX Gr)	2005	Industrial	59,358	1,163,840
GA	Augusta (FDX)	2006	Industrial	30,184	-0-
GA	Griffin (Atlanta)	2006	Industrial	218,120	7,449,942
IA	Urbandale (Des Moines)	1994	Industrial	36,270	-0-
IL	Burr Ridge (Chicago)	1997	Industrial	12,500	-0-
IL	Elgin (Chicago)	2002	Industrial	89,052	1,306,487
IL	Granite City (St. Louis)	2001	Industrial	184,800	2,066,003
IL	Montgomery (Chicago)	2004	Industrial	171,200	-0-
IL	Rockford	2011	Industrial	66,387	-0-
IL	Schaumburg (Chicago)	1997	Industrial	73,500	-0-
IL	Wheeling (Chicago)	2003	Industrial	123,000	3,927,826
IN	Indianapolis	2014	Industrial	327,822	14,000,000
KS	Edwardsville (Kansas City) (Carlisle)	2003	Industrial	179,280	1,356,358
KS	Edwardsville (Kansas City) (International Paper)	2014	Industrial	280,000	12,009,761
KS	Topeka	2009	Industrial	40,000	1,804,560
KY	Buckner (Louisville)	2014	Industrial	558,600	17,973,038
MD	Beltsville (Washington, DC)	2001	Industrial	144,523	6,061,132
MI	Livonia (Detroit)	2013	Industrial	172,005	8,609,540
MI	Orion	2007	Industrial	245,633	9,578,032
MI	Romulus (Detroit)	1998	Industrial	71,933	2,455,862
MN	Stewartville (Rochester) (1)	2013	Industrial	60,398	3,071,475
MN	White Bear Lake (Minneapolis/St. Paul)	2001	Industrial	59,425	-0-
MO	Kansas City	2007	Industrial	65,067	2,513,863
MO	Liberty (Kansas City)	1998	Industrial	95,898	-0-
MO	O' Fallon (St. Louis)	1994	Industrial	102,135	-0-
MO	St. Joseph	2001	Industrial	388,671	1,363,680
MS	Olive Branch (Memphis, TN) (Anda)	2012	Industrial	234,660	9,828,177
MS	Olive Branch (Memphis, TN) (Milwaukee Tool)	2013	Industrial	615,305	15,425,608
MS	Ridgeland (Jackson)	1993	Industrial	26,340	-0-
MS	Richland (Jackson)	1994	Industrial	36,000	-0-
NC	Fayetteville	1997	Industrial	148,000	-0-
17

		Fiscal Year		Square	Mortgage
					Balance
State	City (MSA)	Acquisition	Type	Footage	9/30/2014

NC	Monroe	2001	Industrial	160,000	912,017
NC	Winston-Salem	2002	Industrial	106,507	-0-
NE	Omaha	1999	Industrial	89,115	-0-
NJ	Carlstadt (New York, NY) (2)	2001	Industrial	60,400	2,184,584
NJ	Somerset (3)	1970	Shopping Center	64,138	-0-
NY	Cheektowaga (Buffalo)	2000	Industrial	104,981	915,321
NY	Halfmoon (Albany)	2012	Industrial	75,000	3,981,931
NY	Orangeburg (New York)	1993	Industrial	50,400	-0-
OH	Bedford Heights (Cleveland)	2007	Industrial	82,269	3,029,464
OH	Lebanon (Cincinnati)	2012	Industrial	51,130	2,793,854
OH	Richfield (Cleveland)	2006	Industrial	131,152	3,733,511
OH	Streetsboro(Cleveland)	2012	Industrial	368,060	11,470,944
OH	West Chester Twp. (Cincinnati)	1999	Industrial	103,818	2,523,655
OK	Oklahoma City	2012	Industrial	119,912	5,305,575
OK	Tulsa	2014	Industrial	46,240	2,161,318
PA	Altoona (1)	2014	Industrial	122,522	4,722,377
PA	Monaca (Pittsburgh)	1988	Industrial	193,398	-0-
SC	Ft. Mill (Charlotte, NC)	2010	Industrial	176,939	2,972,570
SC	Hanahan (Charleston) (Norton)	2005	Industrial	302,400	6,249,976
SC	Hanahan (Charleston) (FDX Gr)	2005	Industrial	91,776	1,599,992
TN	Chattanooga	2007	Industrial	60,637	1,985,155
TN	Lebanon (Nashville)	2011	Industrial	381,240	8,038,667
TN	Memphis	2010	Industrial	449,900	8,136,372
TN	Shelby County	2007	Land	N/A	-0-
TX	Carrollton (Dallas)	2010	Industrial	184,317	9,276,421
TX	Corpus Christi	2012	Industrial	46,253	2,653,571
TX	Edinburg	2011	Industrial	113,582	4,019,887
TX	El Paso	2006	Industrial	143,619	3,943,617
TX	El Paso	2011	Land	N/A	-0-
TX	Houston	2010	Industrial	91,295	3,911,783
TX	Spring (Houston)	2014	Industrial	181,176	10,236,317
TX	Waco	2012	Industrial	102,594	5,313,941
VA	Charlottesville	1999	Industrial	48,064	-0-
VA	Mechanicsville (Richmond) (FDX)	2001	Industrial	112,799	-0-
VA	Richmond (United Technologies)	2004	Industrial	60,000	-0-
VA	Roanoke (CHEP)	2007	Industrial	83,000	3,101,629
VA	Roanoke (FDX Gr)	2013	Industrial	103,402	6,179,173
WI	Cudahy (Milwaukee)	2001	Industrial	139,564	-0-
WI	Green Bay (1)	2013	Industrial	99,102	3,832,781
				11,206,598	$287,796,006

(1)     One loan is secured by the properties located in Green Bay, WI, Stewartville, MN and Altoona, PA.

(2)     The Company owns a 51% controlling equity interest.

(3)     The Company has a 2/3rds controlling equity interest.

The following table sets forth certain information concerning the principal tenants and leases for the Company’s properties shown above:

State	City (MSA)	Tenant	Annualized Rent	Lease Expiration

AL	Huntsville	FedEx Ground Package System, Inc.	$412,000	08/31/22
AZ	Tolleson (Phoenix)	Western Container Corp. (A subsidiary of Coca-Cola Enterprises, Inc.)	1,252,000	04/30/17
CO	Colorado Springs	FedEx Ground Package System, Inc.	644,000	09/30/18
CO	Denver	FedEx Ground Package System, Inc.	564,000	07/31/18
CT	Newington (Hartford)	Kellogg Sales Company	332,000	02/28/17	(1)
FL	Cocoa	FedEx Ground Package System, Inc.	1,086,000	09/30/24
FL	Ft. Myers	FedEx Ground Package System, Inc.	427,000	10/31/16	(1)
FL	Jacksonville	FedEx Corporation	518,000	05/31/19
FL	Lakeland	FedEx Corporation	155,000	11/30/17
FL	Orlando	FedEx Corporation	666,000	11/30/17
FL	Punta Gorda	FedEx Corporation	304,000	06/30/17
FL	Tampa	FedEx Ground Package System, Inc.	1,488,000	06/30/24
FL	Tampa	FedEx Corporation	603,000	09/30/17
FL	Tampa	Tampa Bay Grand Prix	281,000	09/30/20
GA	Augusta	FedEx Ground Package System, Inc.	477,000	06/30/18
GA	Augusta	FedEx Corporation	121,000	11/30/22
GA	Griffin (Atlanta)	Caterpillar Logistics Services, Inc.	1,169,000	11/30/16
IA	Urbandale (Des Moines)	Keystone Automotive Industries MN, Inc.	137,000	03/31/17
IL	Burr Ridge (Chicago)	Sherwin-Williams Company	160,000	10/31/21
IL	Elgin (Chicago)	Joseph T. Ryerson and Son, Inc.	506,000	01/31/17
IL	Granite City (St. Louis)	Anheuser-Busch, Inc.	785,000	05/31/16
IL	Montgomery (Chicago)	Home Depot USA, Inc.	955,000	06/30/20	(1)
IL	Rockford	Sherwin-Williams Company	473,000	12/31/23
IL	Schaumburg (Chicago)	FedEx Corporation	515,000	03/31/17
IL	Wheeling (Chicago)	FedEx Ground Package System, Inc.	1,386,000	05/31/17
IN	Indianapolis	FedEx Smartpost, Inc.	1,520,000	04/30/24
KS	Edwardsville (Kansas City)	Carlisle Tire & Wheel Company	761,000	05/31/18
KS	Edwardsville (Kansas City)	International Paper Company	1,304,000	08/31/23
KS	Topeka	Coca-Cola Enterprises, Inc.	332,000	09/30/21
KY	Buckner (Louisville)	Ralcorp Holdings, Inc.	2,135,000	10/31/33
MD	Beltsville (Washington, DC)	FedEx Ground Package System, Inc.	1,426,000	07/31/18
MI	Livonia (Detroit)	FedEx Ground Package System, Inc.	1,194,000	03/31/22
MI	Orion	FedEx Ground Package System, Inc.	1,908,000	06/30/23
MI	Romulus (Detroit)	FedEx Corporation	370,000	05/31/21
MN	Stewartville (Rochester)	FedEx Ground Package System, Inc.	372,000	05/30/23
MN	White Bear Lake (Minneapolis/St. Paul)	Vacant	-0-	N/A
MO	Kansas City	Kellogg Sales Company	350,000	07/31/15	(4)
MO	Liberty (Kansas City)	Holland 1916 Inc.	333,000	06/30/19
MO	O' Fallon (St. Louis)	Pittsburgh Glass Works LLC	427,000	06/30/15	(4)
MO	St. Joseph	Woodstream Corporation	896,000	09/30/17	(3)
MS	Olive Branch (Memphis, TN)	Anda Pharmaceuticals, Inc. (A subsidiary of Actavis, Inc.)	1,186,000	07/31/22
MS	Olive Branch (Memphis, TN)	Milwaukee Electric Tool Corporation	1,978,000	04/30/23
MS	Richland (Jackson)	FedEx Corporation	121,000	03/31/24	(1)
MS	Ridgeland (Jackson)	Graybar Electric Company	109,000	07/31/19	(5)
NC	Fayetteville	Vacant	278,000	N/A	(2)
NC	Monroe	Charlotte Pipe and Foundry Company	571,000	07/31/17
NC	Winston-Salem	Vacant	133,000	N/A	(2)
NE	Omaha	FedEx Corporation	446,000	10/31/23	(1)
NJ	Carlstadt (New York, NY)	SOFIVE, Inc.	504,000	01/31/25	(6)
NJ	Somerset	Various tenants at retail shopping center	202,000	Various	(7)
NY	Cheektowaga (Buffalo)	FedEx Ground Package System, Inc.	966,000	08/31/19
NY	Halfmoon (Albany)	RGH Enterprises, Inc.	584,000	11/30/21
NY	Orangeburg (New York)	Kellogg Sales Company	336,000	02/28/18	(1)
19

State	City (MSA)	Tenant	Annualized Rent	Lease Expiration

OH	Bedford Heights (Cleveland)	FedEx Corporation	408,000	08/31/18
OH	Lebanon (Cincinnati)	Siemens Real Estate (a division of Siemens Corporation)	462,000	04/30/19
OH	Richfield (Cleveland)	FedEx Ground Package System, Inc.	1,459,000	09/30/24
OH	Streetsboro(Cleveland)	Best Buy Warehousing Logistics, Inc.	1,611,000	01/31/22
OH	West Chester Twp. (Cincinnati)	FedEx Ground Package System, Inc.	520,000	08/31/23
OK	Oklahoma City	FedEx Ground Package System, Inc.	713,000	03/31/22	(9)
OK	Tulsa	The American Bottling Company (A subsidiary of Dr Pepper Snapple Group, Inc.)	253,000	02/28/24
PA	Altoona	FedEx Ground Package System, Inc.	651,000	08/31/23
PA	Monaca (Pittsburgh)	Various	564,000	Various	(8)
SC	Ft. Mill (Charlotte, NC)	FedEx Ground Package System, Inc.	1,414,000	10/31/23
SC	Hanahan (Charleston)	Norton McNaughton of Squire, Inc.	1,389,000	04/29/15	(4)
SC	Hanahan (Charleston)	FedEx Ground Package System, Inc.	675,000	07/31/18
TN	Chattanooga	FedEx Corporation	311,000	10/31/17
TN	Lebanon (Nashville)	CBOCS Distribution, Inc. (A subsidiary of Cracker Barrel Old Country Store, Inc.)	1,393,000	06/30/24
TN	Memphis	FedEx Supply Chain Services, Inc.	1,317,000	05/31/19
TN	Shelby County	N/A- Land	-0-	N/A
TX	Carrollton (Dallas)	United Technologies Corporation	1,570,000	01/11/19
TX	Corpus Christi	FedEx Ground Package System, Inc.	455,000	08/31/21
TX	Edinburg	FedEx Ground Package System, Inc.	598,000	08/31/21
TX	El Paso	FedEx Ground Package System, Inc.	1,046,000	09/30/23	(11)
TX	El Paso	N/A- Land	-0-	N/A	(11)
TX	Houston	National Oilwell Varco, Inc.	737,000	09/30/22
TX	Spring (Houston)	FedEx Ground Package System, Inc.	1,543,000	09/30/24
TX	Waco	FedEx Ground Package System, Inc.	659,000	05/29/22	(10)
VA	Charlottesville	FedEx Corporation	329,000	08/31/17
VA	Mechanicsville (Richmond)	FedEx Corporation	541,000	04/30/23
VA	Richmond	United Technologies Corporation	308,000	05/31/16
VA	Roanoke	CHEP USA, Inc.	472,000	01/31/25
VA	Roanoke	FedEx Ground Package System, Inc.	755,000	04/30/23
WI	Cudahy (Milwaukee)	FedEx Ground Package System, Inc.	901,000	06/30/17
WI	Green Bay	FedEx Ground Package System, Inc.	468,000	05/30/23
			$59,680,000
(1)	Extension has been executed. See fiscal 2014 and fiscal 2015 renewal and extension chart.
(2)	Annualized rent from vacant properties represents rent received from former tenants during fiscal 2014 prior to becoming vacant.
(3)	Current tenant is leasing 66% of the square footage.
(4)	Renewal is in discussion for leases expiring in fiscal 2015.
(5)	Lease has an early termination option which may be exercised if tenant gives six months of notice anytime subsequent to December 2014.
(6)	Estimated annual rent is the full rent per the lease. The Company consolidates the results of this property due to its 51% controlling equity interest.
(7)	The Company owns a 2/3rds controlling equity interest. Estimated annual rent reflects the Company’s proportionate share of the total rent.
(8)	Monaca (Pittsburgh), PA contains two tenants, which are NF&M International, Inc. (NF&M) which leases 112,542 square feet through September 30, 2018 with annualized rent of $342,000 and Datatel Resources Corporation which leases 80,856 square feet through November 30, 2015 with annualized rent of $222,000. Not reflected above – In March 2014, the Company entered into a lease amendment with NF&M that will become effective upon completion of a 62,260 square foot expansion of a building which is expected to be completed in December 2014. At that time, annualized rent will increase from $342,000 to $820,000 and the lease term will be extended ten years from the date of completion.
(9)	Not reflected above – In September 2014, the Company entered into a lease amendment that will become effective upon completion of a 38,428 square foot expansion of a building which is expected to be completed in July 2015. At that time, annualized rent will increase from $712,532 to $1,045,751 and will extend the lease term from March 31, 2022 to July 31, 2025.
(10)	Not reflected above – In October 2014, the Company entered into a lease amendment that will become effective upon completion of a 48,116 square foot expansion of a building which is expected to be completed in August 2015. At that time, annualized rent will increase from $659,324 to $1,078,383 and will extend the lease term from May 29, 2022 to August 31, 2025.
20

(11)	Not reflected above – In November 2014, the Company entered into a lease amendment that will become effective upon completion of a parking lot expansion which will utilize vacant land owned by the Company that is adjacent to the current building. The parking lot is expected to be completed in July 2015. At that time, annualized rent will increase from $1,043,400 to $1,343,079.

All improved properties were 100% occupied at September 30, 2014 except for the following:

Property	Square Footage	Occupancy

Fayetteville, NC	148,000	0%
White Bear Lake, MN	59,425	0%
Winston-Salem, NC	106,507	0%
St. Joseph, MO	388,671	66%
Somerset, NJ	64,138	84%

The Company’s weighted-average lease expiration was 6.7 and 6.1 years as of September 30, 2014 and 2013, respectively.

Our average occupancy rates as of the years ended September 30, 2014, 2013, 2012, 2011 and 2010 were 95.9%, 96.0%, 95.2%, 97.1% and 96.2%, respectively. The average effective annual rent per square foot for the years ended September 30, 2014, 2013, 2012, 2011 and 2010 was $5.51, $5.53, $5.62, $5.59 and $5.81, respectively.

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Orion, MI for $988,579 in order to construct a parking lot. In addition, a 52,154 square foot expansion of a building was completed in June 2013 for a cost of approximately $3,800,000 resulting in an increase in annual rent effective July 1, 2013 from $1,285,265 to $1,744,853. The parking lot expansion was completed in September 2013 for a total cost of approximately $1,500,000 resulting in an increase in annual rent effective October 1, 2013 to $1,908,221. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from June 30, 2017 to June 30, 2023.

In June 2013, Phase I of a 64,240 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Fort Mill, SC, which is located in the Charlotte, NC metropolitan statistical area (MSA), was completed for a cost of approximately $3,483,000 resulting in an increase in annual rent effective July 1, 2013 from $1,023,745 to $1,364,761. Phase II of the expansion, which consisted of a parking lot expansion, cost approximately $426,000. Phase II was completed in November 2013, resulting in an increase in annual rent effective November 1, 2013 to $1,414,639. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2019 to October 31, 2023.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Richfield, OH, which is located in the Cleveland MSA, for $1,655,166 in order to construct a parking lot. The parking lot expansion was completed in October 2013 and cost approximately $3,142,000. As a result, effective November 1, 2013, the annual rent increased from $644,640 to $1,124,384. In addition, the Company completed a 51,677 square foot expansion of a building in August 2014, which cost approximately $3,655,000, at which time the annual rent increased to $1,489,907. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from October 31, 2016 to September 30, 2024.

In September 2013, a 51,765 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in El Paso, TX was completed for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584 to $1,045,610. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2015 to September 30, 2023.

In June 2014, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Tampa, FL was completed for a cost of approximately $788,000 resulting in an increase in annual rent effective July 1, 2014 from $1,412,177 to $1,491,006. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from January 31, 2019 to June 30, 2024.

On July 10, 2014 a 55,037 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Cocoa, FL was completed for a cost of approximately $3,734,000 resulting in an increase in annual rent effective July 10, 2014 from $738,504 to $1,111,908. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from November 19, 2016 to September 30, 2024.

On August 21, 2014, a 66,253 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Spring, TX, which is located in the Houston MSA, was completed for a cost of approximately $4,345,000 resulting in an increase in annual rent effective August 21, 2014 from $1,146,099 to $1,580,572. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from August 31, 2023 to September 30, 2024.

Approximately 4% of the Company’s gross leasable area, consisting of six leases totaling 437,727 square feet, were set to expire during fiscal 2014. The Company has renewed four of the six leases with its existing tenants which were scheduled to expire in fiscal 2014. The Company has incurred or expects to incur tenant improvement costs of approximately $470,000 and leasing costs of approximately $160,000 in connection with these four lease renewals. The table below summarizes the lease terms of the four leases which were renewed and includes both the tenant improvement costs and the leasing costs which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Omaha, NE	FedEx Corp.	89,115	$6.00	$6.00	10/31/13	$5.00	$5.00	10/31/23	10.0	$0.25	$0.10
Orangeburg, NY	Kellogg Sales Co.	50,400	7.00	7.00	2/28/14	7.00	7.00	2/28/15	1.0	-0-	0.14
Newington, CT	Kellogg Sales Co.	54,812	6.54	6.54	2/28/14	6.00	6.00	2/28/17	3.0	0.30	0.24
Richland, MS	FedEx Corp.	36,000	3.90	3.90	3/31/14	3.33	3.33	3/31/24	10.0	0.54	0.07
	Total	230,327
Weighted Average			$6.02	$6.02		$5.42	$5.42		6.4	$0.32	$0.11

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term

Of the total 437,727 square feet of gross leasable area that was set to expire during fiscal 2014, 230,327 square feet, or 53%, was renewed. The lease renewals resulted in a weighted average term of 6.4 years and at a U.S. GAAP straight line and an initial cash weighted average lease rate of $5.42 per square foot as compared to a former U.S. GAAP straight line and a former cash weighted average lease rate of $6.02 per square foot, representing a reduction of 9.97%.

During fiscal 2014, the Company completed work on seven property expansions, which resulted in extending the tenant’s lease expirations by an additional ten years from the date of completion for each property that was expanded and increasing the tenant’s rents. Prior to the lease amendments being executed, these seven leases had a remaining weighted average term of 4.7 years at the time of completion of the expansion work. By obtaining an additional ten years of lease term from the date of completion of the expansion work, an additional 5.6 years of weighted average term was added to these seven leases. Commencing during fiscal 2014, these seven lease amendments have resulted in an annual increase in base rent totaling approximately $2,323,000 at a weighted average lease rate of $8.41 per square foot as compared to $7.97 per square foot formerly, representing an increase in the weighted average lease rate for these properties of 5.52%.

The four leases that renewed, that were set to expire in fiscal 2014, combined with the seven leases that were amended due to expansions, results in an increase in the weighted average lease rate for these properties of 4.42% and an increase in the weighted average lease term for these properties of 5.7 years.

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

The second tenant that did not renew its lease was for a 148,000 square foot building at our property located in Fayetteville, NC. This property was leased to Maidenform Inc. (Maidenform) through December 31, 2013. Maidenform occupied the space on a month-to-month basis from January 1, 2014 through March 31, 2014 and was paying holdover annual rent of $4.50 per square foot, which was 150% of the stated rent per the expired lease. This space is currently vacant.

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

In January 2014, the Company entered into a fifteen and a half year lease agreement, which became effective in June 2014, with a franchisee of Pla-Fit Franchise, LLC (Planet Fitness) for 22,682 square feet in the Company’s 64,138 square foot shopping center located in Somerset, NJ. The Company owns a two-thirds interest in this shopping center. Initial rent commenced in December 2014 at an annualized rate of $10.00 per square foot for the first five years, $11.00 per square foot for years six through ten and $12.00 per square foot for years eleven through fifteen, resulting in annualized rental revenue of $241,454 over the fifteen and a half year lease term.

Effective May 1, 2014, the Company entered into a lease termination agreement with DHL Holdings (USA) Inc. for its 83,000 square foot facility in Roanoke, VA whereby the Company received a lump sum termination payment of $1,182,890, representing 70% of the remaining amount due under the lease, which was set to expire on December 8, 2016. In conjunction with the lease termination agreement, the Company entered into a lease agreement, which was effective August 1, 2014, with CHEP USA, Inc. (CHEP) for 10.5 years. CHEP will receive six months of free rent, and effective on February 1, 2015, annual base rent will initially be $398,400 or $4.80 per square foot with 1.5% increases each year, resulting in annualized base rent over the life of the lease of $406,092 or $4.89 per square foot. The Company has made improvements totaling $649,098 to the property which resulted in an annual improvement rent charge of $65,386 which will commence on February 1, 2015, resulting in an annualized improvement rent over the life of the lease of $62,272 or $0.75 per square foot. This results in a combined annualized improvement rent and base rent of $468,364 or $5.64 per square foot over the lease term. The CHEP lease has an early termination option in the seventh year, provided that the Company is given six months of notice and CHEP pays the Company a $500,000 termination fee.

The Company entered into a three year lease agreement, which became effective August 1, 2014, with Charlotte Pipe and Foundry Company for a 160,000 square foot building located in Monroe, NC which was previously vacant. Rent commenced August 1, 2014 at an annual rate of $560,000 or $3.50 per square foot with 2% increases each year, resulting in an annualized base rent over the life of the lease of $571,275 or $3.57 per square foot.

Approximately 7% of the Company’s gross leasable area, consisting of six leases totaling 778,702 square feet, were set to expire during fiscal 2015. The Company has renewed three of these six leases, consisting of

309,100 square feet or 40% of the gross leasable area set to expire during fiscal 2015. The three remaining leases are under discussion. The Company has incurred or expects to incur tenant improvement costs of approximately $22,400 and leasing costs of approximately $39,300 in connection with these three lease renewals. The table below summarizes the lease terms of the three leases which were renewed and includes both the tenant improvement costs and the leasing costs which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Orangeburg, NY	Kellogg Sales Co.	50,400	$7.00	$7.00	2/28/15	$6.50	$6.50	2/28/18	3.0	$0.15	$0.26
Montgomery, IL	Home Depot	171,200	5.11	5.27	6/30/15	5.70	5.48	6/30/20	5.0	-0-	-0-
Ft. Myers, FL	FedEx Ground	87,500	4.76	4.76	10/31/14	4.95	4.95	10/31/16	2.0	-0-	-0-
	Total	309,100
Weighted Average			$5.32	$5.41		$5.62	$5.49		3.8	$0.02	$0.03

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term

The lease renewals resulted in a weighted average term of 3.8 years and a U.S. GAAP straight line weighted average lease rate of $5.62 per square foot. The weighted average initial cash rent per square foot is $5.49. This compares to the former weighted average rent of $5.32 per square foot on a U.S. GAAP straight line basis and the former weighted average cash rent of $5.41 per square foot, representing an increase in the weighted average lease rate of 5.6% on a U.S. GAAP straight line basis and an increase in the weighted average lease rate of 1.5% on a cash basis. The three remaining leases are under discussion.

The following table presents certain information as of September 30, 2014, with respect to the Company’s leases expiring over the future fiscal years ended September 30th:

Expiration of fiscal year ended September 30th	Property Count	Total Area Expiring (Sq. Ft.)	Annualized Rent $	Percent of Gross Annualized Rent %

Vacant (1)	3	456,921	$411,000	1%
Shopping Center (2)	1	53,820	202,000	0%
2015	3	469,602	2,166,000	3%
2016	3	325,656	1,315,000	2%
2017	14	1,699,526	9,328,000	16%
2018	12	1,061,763	6,765,000	12%
2019	7	1,008,449	5,275,000	9%
2020	2	239,585	1,236,000	2%
2021	4	271,768	1,755,000	3%
2022	9	1,249,738	7,256,000	12%
2023	11	1,916,782	9,664,000	16%
2024	11	1,750,988	11,196,000	19%
2025	2	143,400	976,000	2%
2033	1	558,600	2,135,000	3%
Total (3)	82	11,206,598	$59,680,000	100%

(1)	Annualized Rent of “Vacant” represents rent recognized from former tenants during fiscal 2014 prior to becoming vacant.
(2)	Shopping Center represents a multi-tenanted property which has lease expirations ranging from 2015 to 2029.
(3)	Included in 2016 is Datatel Resources and included in 2018 is NF&M International which both occupy one property and therefore are counted as one property in the property count total.

24

ITEM 3 – LEGAL PROCEEDINGS

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since June 1, 2010, the common stock of Monmouth Real Estate Investment Corporation has been traded on the New York Stock Exchange (NYSE), under the symbol “MNR”. Previously, the common stock was traded on the NASDAQ Global Select Market. The per share range of high and low market prices and distributions paid to common shareholders during each fiscal quarter of the last two fiscal years ended September 30th were as follows:

Fiscal 2014 Fiscal 2013

Market Price Market Price

Fiscal Qtr.	High	Low	Distrib.	Fiscal Qtr.	High	Low	Distrib.

First	$9.67	$8.75	$0.15	First	$11.60	$9.54	$0.15
Second	9.99	8.78	0.15	Second	11.22	10.23	0.15
Third	10.08	8.65	0.15	Third	11.20	9.41	0.15
Fourth	11.10	9.87	0.15	Fourth	10.48	8.57	0.15
			$0.60				$ 0.60

On December 1, 2014, the closing price of our common stock was $11.20.

As of December 1, 2014, there were 1,389 shareholders of record who held shares of common stock of the Company.

On October 1, 2014, the Company declared a dividend of $0.15 per share to be paid on December 15, 2014 to common shareholders of record as of the close of business on November 17, 2014. The Company's annualized dividend rate on its common stock is currently $0.60 per share. The Company paid the distributions from cash flows from operations. The Company’s common stock dividend policy is dependent upon the Company’s earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. It is the Company’s intention to continue making comparable quarterly distributions in the future.

On May 28, 2014, the Company completed a public offering of 8,050,000 shares of the Company’s Common Stock (including the underwriters’ option to purchase 1,050,000 additional shares) at a price of $8.50 per share, before underwriting discounts. The Company received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of approximately $65,113,000. The Company has used and will continue to use such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including repayment of indebtedness.

On December 5, 2011, the Company issued 2,000,000 shares of common stock in a registered direct placement at a price of $8.39 per share. The Company received net proceeds from the common stock offering of approximately $16,190,000. The Company used such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including repayment of indebtedness.

As of September 30, 2014, the Company had outstanding 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, with an aggregate liquidation preference of $53,493,750 (Series A Preferred Stock). The Series A Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock and equal to any equity securities that we may issue in the future, the terms of which specifically provide that such equity securities rank equal to the Series A Preferred Stock. We are required to pay cumulative dividends on the Series A Preferred Stock in the amount of $1.90625 per share each year, which is equivalent to 7.625% of the $25.00 liquidation value per share. The Series A Preferred Stock is traded on the NYSE.

On October 1, 2014, the Company declared a quarterly dividend of $0.4765625 per share on the Company's Series A Preferred Stock payable December 15, 2014, to shareholders of record as of the close of business on November 17, 2014. Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $1.90625 per share.

As of September 30, 2014, the Company had outstanding 2,300,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock), par value $0.01 per share with an aggregate liquidation preference of $57,500,000. The Series B Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock and equal to our Series A Preferred Stock and equal to any equity securities that we may issue in the future, the terms of which specifically provide that such equity securities rank equal to the Series B Preferred Stock. We are required to pay cumulative dividends on the Series B Preferred Stock in the amount of $1.96875 per share each year, which is equivalent to 7.875% of the $25.00 liquidation value per share. The Series B Preferred Stock is traded on the NYSE.

On October 1, 2014, the Company declared a quarterly dividend of $0.4921875 per share on the Company's Series B Preferred Stock payable December 15, 2014, to shareholders of record as of the close of business on November 17, 2014. Series B Preferred Stock dividends are cumulative and payable quarterly at an annual rate of $1.96875 per share.

Issuer Purchases of Equity Securities

On January 15, 2014, the Board of Directors reaffirmed its Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The repurchase program was originally created on March 3, 2009 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. As of September 30, 2014, the Company does not own any of its own shares of Common Stock. The maximum dollar value that may be purchased under the repurchase program as of September 30, 2014 is $10,000,000.

Equity Compensation Plan Information

The Company has a Stock Option and Stock Award Plan, adopted in 2007 and amended and restated in 2010 (the 2007 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock including up to 100,000 shares of restricted stock awards in any one fiscal year. As of September 30, 2014, there were 669,646 shares available for grant as stock options or restricted stock under the 2007 Plan. During fiscal 2014, options to purchase 65,000 shares were granted with an exercise price of $8.94 and options to purchase 164,170 shares were exercised. In addition, during fiscal 2014, 10,000 shares of restricted common stock were granted at a grant date fair value of $10.19 per share. See Note 10 in the Notes to the Consolidated Financial Statements included in this Form 10-K for a description of the plan. See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Matters for a table of beneficial ownership of the Company’s common stock.

The following table summarizes information, as of September 30, 2014, relating to the equity compensation plan of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrant sand Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan(excluding Securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plan Approved by Security Holders	651,200	$8.29	669,646

Equity Compensation Plan not Approved by Security Holders	N/A	N/A	N/A

Total	651,200	$8.29	669,646

Comparative Stock Performance

The following line graph compares the total return of the Company’s common stock for the last five fiscal years to the FTSE NAREIT Composite Index (US), published by the National Association of Real Estate Investment Trusts (NAREIT), and the S&P 500 Index for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes listed below on September 30, 2009 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not indicative of future stock performance.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected financial and other information for the Company for the periods and as of the dates indicated. This table should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and all of the financial statements and notes thereto included elsewhere herein.

	September 30,
	2014	2013	2012	2011	2010
OPERATING DATA:
Rental and Reimbursement Revenue	$64,672,341	$54,607,086	$50,368,931	$48,141,484	$44,353,513
Real Estate Taxes and Operating Expenses	(11,317,479)	(9,228,610)	(8,832,027)	(9,635,499)	(9,001,995)
Net Operating Income - NOI	53,354,862	45,378,476	41,536,904	38,505,985	35,351,518
Lease Termination Income	1,182,890	690,730	3,222,283	-0-	-0-
Gain on Sale of Securities Transactions, net	2,166,766	7,133,252	6,044,065	5,238,203	2,609,149
Interest and Dividend Income	3,882,597	3,885,920	3,358,674	3,100,327	2,510,909
General & Administrative Expenses	(5,709,937)	(4,982,945)	(5,609,558)	(4,155,200)	(3,735,687)
Acquisition Costs	(481,880)	(514,699)	(667,799)	(425,157)	(459,030)
Interest Expense	(16,104,678)	(14,956,954)	(15,352,499)	(14,870,906)	(14,699,157)
Depreciation & Amortization Expense	(18,445,326)	(15,530,094)	(13,832,305)	(12,129,872)	(10,533,915)
Income from Continuing Operations	19,845,294	21,103,686	18,699,765	15,263,380	11,043,787
Income from Discontinued Operations	-0-	291,560	(15,270)	154,818	(36,272)
Net Income	19,845,294	21,395,246	18,684,495	15,418,198	11,007,515
Preferred Dividends	(8,607,032)	(8,607,032)	(5,513,126)	(4,079,219)	(2,521,214)
Net Income Attributable to Common Shareholders	$11,238,262	$12,788,214	$13,171,369	$11,338,979	$8,486,301
Income from Continuing Operations Per Share Basic	$0.40	$0.49	$0.47	$0.44	$0.36
Diluted	0.40	0.49	0.47	0.44	0.36
Net Income Attributable to Common Shareholders per share
Basic	0.23	0.30	0.33	0.32	0.28
Diluted	0.23	0.30	0.33	0.32	0.28

BALANCE SHEET DATA:
Total Assets	$743,756,700	$617,240,866	$574,507,702	$476,986,836	$454,118,797
Real Estate Investments, Net	636,923,228	536,799,412	467,886,484	407,864,535	388,403,598
Mortgage Notes Payable	287,796,006	250,093,382	237,943,911	211,614,170	210,577,861
Loans Payable	25,200,000	22,200,000	5,200,000	16,860,950	9,273,913
8% Subordinated Convertible Debentures	-0-	-0-	8,615,000	8,915,000	13,990,000
Series A 7.625% Cumulative Redeemable Preferred Stock	53,493,750	53,493,750	53,493,750	53,493,750	33,062,500
Series B 7.875% Cumulative Redeemable Preferred Stock	57,500,000	57,500,000	57,500,000	-0-	-0-
Total Shareholders’ Equity	420,631,082	335,914,971	315,687,139	234,514,084	213,034,719

CASH FLOW DATA:
Net Cash Provided (Used) By:
Operating Activities	$34,774,997	$27,515,310	$26,808,821	$22,126,819	$18,995,659
Investing Activities	(131,794,368)	(60,351,043)	(80,640,038)	(30,365,918)	(55,701,769)
Financing Activities	105,089,520	20,589,387	72,105,267	7,801,354	37,439,775

	September 30,
OTHER INFORMATION:	2014	2013	2012	2011	2010

Average Number of Common Shares Outstanding
Basic	49,829,924	42,275,555	39,660,692	35,083,457	30,371,217
Diluted	49,925,036	42,432,354	39,819,621	35,131,718	30,382,396
Funds from Operations*	$28,494,967	$26,863,103	$26,128,015	$22,876,729	$19,142,454
Core Funds from Operations*	$28,976,847	$27,377,802	$26,795,814	$23,301,886	$19,601,484
Cash Dividends per Common Share	$0.60	$0.60	$0.60	$0.60	$0.60

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

The Company’s FFO and Core FFO Attributable to Common Shareholders for the fiscal years ended September 30th is calculated as follows:

	2014	2013	2012	2011	2010
Net Income Attributable to Common Shareholders	$11,238,262	$ 12,788,214	$13,171,369	$11,338,979	$8,486,301
Depreciation Expense (including Discontinued Operations)	15,908,769	12,877,385	11,471,070	10,351,358	9,406,812
Amortization of Intangible Assets	1,347,936	1,543,298	1,477,356	1,186,392	1,249,341
(Gain) Loss on Sales of Depreciable Assets (A)	-0-	(345,794)	8,220	-0-	-0-
FFO Attributable to Common Shareholders	28,494,967	26,863,103	26,128,015	22,876,729	19,142,454
Acquisition Costs	481,880	514,699	667,799	425,157	459,030
Core FFO Attributable to Common Shareholders	$ 28,976,847	$ 27,377,802	$26,795,814	$23,301,886	$19,601,484

(A)	Consists of the (gain) loss on sale of the Greensboro, NC property in 2013 and the Quakertown, PA property in 2012. These (gains) losses are included in discontinued operations.

The Company’s Core FFO, excluding Lease Termination Income for the fiscal years ended September 30th is calculated as follows:

	2014	2013	2012	2011	2010
Core FFO Attributable to Common Shareholders	$28,976,847	$27,377,802	$26,795,814	$23,301,886	$19,601,484
Less: Lease Termination Income	1,182,890	690,730	3,222,283	-0-	-0-
Core FFO Excluding Lease Termination Income Attributable to Common Shareholders	$27,793,957	$26,687,072	$23,573,531	$23,301,886	$19,601,484

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide the Company’s current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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

  the ability of the Company’s tenants to make payments under their respective leases, our reliance on certain major tenants and the Company’s ability to re-lease properties that are currently vacant or that become vacant;
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
  the Company’s ability to refinance amounts outstanding under its credit facilities at maturity on terms favorable to us;
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
  changes in interest rates under the Company’s current credit facility and under any additional variable rate debt arrangements that the Company may enter into in the future;
  the Company’s ability to successfully implement the Company’s selective acquisition strategy;
  the Company’s ability to maintain internal controls and procedures to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
  changes in federal or state tax rules or regulations that could have adverse tax consequences;
31

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

Overview

The Company is a self-administered and self-managed REIT. The Company seeks to invest in well-located, modern industrial buildings, leased primarily to investment-grade tenants on long-term net leases. At September 30, 2014, the Company held investments in eighty-two properties totaling approximately 11,207,000 square feet. Total net real estate investments were $636,923,228 at September 30, 2014. These properties are located in twenty-eight states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. All of these properties are wholly owned, with the exception of an industrial property in New Jersey, in which the Company owns a 51% controlling equity interest, and the shopping center in New Jersey, in which the Company holds a two-thirds controlling equity interest.

The Company’s weighted-average lease expiration was 6.7 and 6.1 years as of September 30, 2014 and 2013, respectively and its average rent per occupied square foot as of September 30, 2014 and 2013 was $5.51 and $5.53, respectively. At September 30, 2014 and 2013, the Company’s occupancy was 95.9% and 96.0%, respectively. During fiscal 2014, the Company acquired six industrial properties totaling approximately 1,450,000 square feet for approximately $97,605,000.

The Company has a concentration of properties leased to FedEx Corporation (FDX). As of September 30, 2014, the Company had approximately 11,207,000 square feet of property, of which approximately 4,951,000 square feet, or 44%, consisting of forty-three separate stand-alone leases, was leased to FDX and its subsidiaries, (9% to FDX and 35% to FDX subsidiaries). These properties are located in twenty different states. The percentage of rental and reimbursement revenue from FDX and its subsidiaries was 54% for the year ended September 30, 2014, consisting of 10% leased to FDX and 44% leased to FDX subsidiaries. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the fiscal 2014.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property. Rental and reimbursement revenue increased $10,065,255, or 18%, for the year ended September 30, 2014 as compared to the year ended September 30, 2013. Total expenses (excluding other income and expense) increased $5,619,641, or 19%, for the year ended September 30, 2014 as compared to the year ended September 30, 2013. The increases were due mainly to the revenue and expenses relating to the property acquisitions made during fiscal 2014.

Net Operating Income from property operations (NOI) is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI increased $7,976,386, or 18%, for the fiscal year ended September 30, 2014 as compared to the fiscal year ended September 30, 2013 and increased $3,841,572, or 9%, for the fiscal year ended September 30, 2013 as compared to the fiscal year ended September 30, 2012. The increase from fiscal year 2013 to 2014 was due to the additional income related to six industrial properties purchased during fiscal 2014 and the increase from fiscal year 2012 to 2013 was due to the additional income related to five industrial properties purchased during fiscal 2013.

The Company’s NOI for the fiscal years ended September 30, 2014, 2013 and 2012 is calculated as follows:

	2014	2013	2012

Rental Revenue	$55,512,165	$46,880,309	43,273,974
Reimbursement Revenue	9,160,176	7,726,777	7,094,957
Total Rental and Reimbursement Revenue	64,672,341	54,607,086	50,368,931
Real Estate Taxes	(7,605,611)	(5,864,834)	(5,750,511)
Operating Expense	(3,711,868)	(3,363,776)	(3,081,516)
NOI	$53,354,862	$45,378,476	$41,536,904

During the first quarter of fiscal 2015 to date, the Company purchased four industrial properties totaling approximately 559,000 square feet for approximately $40,338,000. The properties are located in Illinois, Missouri and Texas and are net leased for terms ranging from seven to fifteen years resulting in a weighted average lease maturity of 11.1 years. In addition to the four properties purchased during the first quarter of fiscal 2015 to date, we have entered into agreements to purchase nine new build-to-suit, industrial buildings that are currently being developed in Florida, Indiana, Kansas, Kentucky, Louisiana, North Carolina, Ohio and Texas totaling approximately 3,219,000 square feet and are net leased for terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 12.2 years. The purchase price for the nine properties is approximately $265,629,000. Subject to satisfactory due diligence, the Company anticipates closing these nine transactions during fiscal 2015 and fiscal 2016.

During the fiscal years ended September 30, 2013 and 2014, the Company completed expansions at seven of its locations, consisting of six building expansions and four parking lot expansions. Two of the parking lot expansions included the purchase of additional land. The six building expansions resulted in approximately 341,000 additional square feet. Total costs for all seven property expansions were approximately $31,237,000. Each completed expansion resulted in a new ten year lease extension for each property that was expanded. These seven property expansions resulted in total increased annual rent of approximately $3,124,000. In addition, the Company currently has four property expansions in progress consisting of three building expansions and one parking lot expansion. These expansions are expected to cost approximately $14,432,000 and are expected to be completed during the remainder of fiscal 2015. Upon completion of the remaining four expansions, annual rent will be increased by approximately $1,500,000. The three remaining building expansions will provide additional rentable square feet of approximately 149,000 and provide for a new ten year lease extension from the date of completion for each building being expanded.

The Company intends to continue to increase its real estate investments in fiscal 2015 through acquisitions and expansions of properties. The growth of the real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties. Transaction costs, such as broker fees, transfer taxes, legal, valuation, and other professional fees related to acquisitions are expensed as incurred.

Revenues also include interest and dividend income and net gain on securities transactions. The Company holds a portfolio of securities of other REITs with a fair value of $59,311,403 as of September 30, 2014. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread. As of September 30, 2014 and 2013, there were no draws against the margin. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of September 30, 2014, the Company’s portfolio consisted primarily of 53% REIT preferred stocks and 47% REIT common stocks. The Company’s weighted-average yield on the securities portfolio for 2014 was approximately 7.4%. Interest and dividend income for fiscal 2014 was $3,882,597 which is in line with interest and dividend income of $3,885,920 for fiscal 2013. During fiscal 2014, the Company recognized $2,166,766 in gains on sales of securities transactions. The Company has unrealized gains of $121,356 in its REIT securities portfolio as of September 30, 2014. The dividends received from our securities investments continue to meet our expectations. The Company intends to hold these securities for investment on a long-term basis.

The Company had $20,474,661 in cash and cash equivalents and $59,311,403 in REIT securities as of September 30, 2014. The Company believes that funds generated from operations, the Dividend Reinvestment and Stock Purchase Plan (the DRIP), the unsecured line of credit, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next several years.

On May 28, 2014, the Company completed a public offering of 8,050,000 shares of the Company’s Common Stock (including the underwriters’ option to purchase 1,050,000 additional shares) at a price of $8.50 per share, before underwriting discounts. The Company received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of approximately $65,113,000. The Company has used and will continue to use such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including repayment of indebtedness.

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

On December 5, 2011, the Company issued 2,000,000 shares of common stock in a registered direct placement at a price of $8.39 per share. The Company received net proceeds from the common stock offering of approximately $16,190,000. The Company used such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including the repayment of indebtedness.

The Company has a dividend reinvestment plan (DRIP), in which participants can purchase stock from the Company at a price of approximately 95% of market value. Amounts received in connection with the DRIP, (including dividend reinvestments of $7,624,528, $6,781,345 and $2,425,032 for fiscal years ended 2014, 2013 and 2012, respectively), were $38,090,334, $31,119,351 and $13,094,616 for fiscal years ended 2014, 2013 and 2012, respectively. On March 13, 2012, the Company temporarily suspended its DRIP and, as of August 2, 2012, the DRIP was reinstated.

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

Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings and intangible assets, including above and below market leases and in-place leases. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property generally determined by third party appraisal of the property obtained in conjunction with the purchase. Transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are expensed as incurred.

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
35

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

As part of our review of our property portfolio, we have evaluated our properties in Somerset, NJ and St. Joseph, MO which had occupancy rates of 84% and 66%, respectively, as of September 30, 2014, and noted that the sum of the discounted cash flows exceeded its historical net cost basis. We have also evaluated the three vacant properties in our portfolio and noted that the sum of the discounted cash flows expected for potential leases of these properties exceeded their historical net cost basis. Management considers on a quarterly basis whether the marketing rent (advertised) or the market rent has decreased or if any additional indicators are present which would indicate a significant decrease in net cash flows. Management typically will obtain an independent appraisal to assist in evaluating a potential impairment for a property that has been vacant for several years. We have also considered the properties which had lease renewals at rental rates lower than the previous rental rates and noted that the sum of the new discounted cash flows expected for the renewed leases exceeded these properties’ historical net cost basis.

The Company reviewed its operating properties in light of the requirements of ASC Topic 360-10 and determined that, as of September 30, 2014, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities, which the Company generally limits to no more than approximately 10% of its undepreciated assets. Management individually reviews and evaluates our marketable securities for impairment on a quarterly basis, or when events or circumstances occur. Management considers, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position. If a decline in fair value is determined to be other than temporary, a non-cash impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the new cost basis.

The Company classifies its securities among three categories: Held-to-maturity, trading, and available-for-sale. The Company’s securities at September 30, 2014 and 2013 are all classified as available-for-sale and are carried at fair value based on quoted market prices. Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in net unrealized holding gains are reflected as comprehensive income.

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

Lease Termination Income for the fiscal year ended September 30, 2014 consisted of $1,182,890 from the Company’s former tenant at its 83,000 square foot building located in Roanoke, VA. Lease Termination Income for the fiscal year ended September 30, 2013 consisted of $113,784 from the Company’s former tenant at its 388,671 square foot building located in St. Joseph, MO and $576,946 from the Company’s former tenant at its 160,000 square foot building located in Monroe, NC. The Company is currently leasing 256,000 square feet (representing 66% of the space) at its property located in St. Joseph, MO to a single tenant through September 30, 2017. The Company is currently leasing its 160,000 square foot building in Monroe, NC to a single tenant through July 31, 2017 and as further described below, the Company is currently leasing its 83,000 square foot building in Roanoke, VA to a single tenant through January 31, 2025.

Effective May 1, 2014, the Company entered into a lease termination agreement with DHL Holdings (USA) Inc. for its 83,000 square foot facility in Roanoke, VA whereby the Company received a lump sum termination payment of $1,182,890, representing 70% of the remaining amount due under the lease, which was set to expire on December 8, 2016. In conjunction with the lease termination agreement, the Company entered into a lease agreement, which was effective August 1, 2014, with CHEP USA, Inc. (CHEP) for 10.5 years. CHEP will receive six months of free rent, and effective on February 1, 2015, annual base rent will initially be $398,400 or $4.80 per square foot with 1.5% increases each year, resulting in annualized base rent over the life of the lease of $406,092 or $4.89 per square foot. The Company has made improvements totaling $649,098 to the property which resulted in an annual improvement rent charge of $65,386 which will commence on February 1, 2015, resulting in an annualized improvement rent over the life of the lease of $62,272 or $0.75 per square foot. This results in a combined annualized improvement rent and base rent of $468,364 or $5.64 per square foot over the lease term. The CHEP lease has an early termination option in the seventh year, provided that the Company is given six months of notice and CHEP pays the Company a $500,000 termination fee.

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

Other than the Company’s leases with Graybar and CHEP, the Company does not have any leases that contain an early termination option.

Results of Operations

Occupancy and Rent per Occupied Square Foot

The Company’s weighted-average lease expiration was 6.7 and 6.1 years as of September 30, 2014 and 2013, respectively and its average rent per occupied square foot as of September 30, 2014 and 2013 was $5.51 and $5.53, respectively. At September 30, 2014 and 2013, the Company’s occupancy was 95.9% and 96.0%, respectively. All improved properties were 100% occupied at September 30, 2014 except for the following:

Property	Square Footage	Occupancy
Fayetteville, NC	148,000	0%
White Bear Lake, MN	59,425	0%
Winston-Salem, NC	106,507	0%
St. Joseph, MO	388,671	66%
Somerset, NJ	64,138	84%

Lease Renewals and Extensions

Approximately 4% of the Company’s gross leasable area, consisting of six leases totaling 437,727 square feet, were set to expire during fiscal 2014. The Company has renewed four of the six leases with its existing tenants which were scheduled to expire in fiscal 2014. The Company has incurred or expects to incur tenant improvement costs of approximately $470,000 and leasing costs of approximately $160,000 in connection with these four lease renewals. The table below summarizes the lease terms of the four leases which were renewed and includes both the tenant improvement costs and the leasing costs which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Omaha, NE	FedEx Corp.	89,115	$6.00	$6.00	10/31/13	$5.00	$5.00	10/31/23	10.0	$0.25	$0.10
Orangeburg, NY	Kellogg Sales Co.	50,400	7.00	7.00	2/28/14	7.00	7.00	2/28/15	1.0	-0-	0.14
Newington, CT	Kellogg Sales Co.	54,812	6.54	6.54	2/28/14	6.00	6.00	2/28/17	3.0	0.30	0.24
Richland, MS	FedEx Corp.	36,000	3.90	3.90	3/31/14	3.33	3.33	3/31/24	10.0	0.54	0.07
	Total	230,327
Weighted Average			$6.02	$6.02		$5.42	$5.42		6.4	$0.32	$0.11

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term

Of the total 437,727 square feet of gross leasable area that was set to expire during fiscal 2014, 230,327 square feet, or 53%, was renewed. The lease renewals resulted in a weighted average term of 6.4 years and at a U.S. GAAP straight line and an initial cash weighted average lease rate of $5.42 per square foot as compared to a former U.S. GAAP straight line and a former cash weighted average lease rate of $6.02 per square foot, representing a reduction of 9.97%.

During fiscal 2014, the Company completed work on seven property expansions, which resulted in extending the tenant’s lease expirations by an additional ten years from the date of completion for each property that was expanded and increasing the tenant’s rents. Prior to the lease amendments being executed, these seven leases had a remaining weighted average term of 4.7 years at the time of completion of the expansion work. By obtaining an additional ten years of lease term from the date of completion of the expansion work, an additional 5.6 years of weighted average term was added to these seven leases. Commencing during fiscal 2014, these seven lease amendments have resulted in an annual increase in base rent totaling approximately $2,323,000 at a weighted average lease rate of $8.41 per square foot as compared to $7.97 per square foot formerly, representing an increase in the weighted average lease rate for these properties of 5.52%.

The four leases that renewed, that were set to expire in fiscal 2014, combined with the seven leases that were amended due to expansions, results in an increase in the weighted average lease rate for these properties of 4.42% and an increase in the weighted average lease term for these properties of 5.7 years.

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

The second tenant that did not renew its lease was for a 148,000 square foot building at our property located in Fayetteville, NC. This property was leased to Maidenform Inc. (Maidenform) through December 31, 2013. Maidenform occupied the space on a month-to-month basis from January 1, 2014 through March 31, 2014 and was paying holdover annual rent of $4.50 per square foot, which was 150% of the stated rent per the expired lease. This space is currently vacant.

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

In January 2014, the Company entered into a fifteen and a half year lease agreement, which became effective in June 2014, with a franchisee of Pla-Fit Franchise, LLC (Planet Fitness) for 22,682 square feet in the Company’s 64,138 square foot shopping center located in Somerset, NJ. The Company owns a two-thirds interest in this shopping center. Initial rent commenced in December 2014 at an annualized rate of $10.00 per square foot for the first five years, $11.00 per square foot for years six through ten and $12.00 per square foot for years eleven through fifteen, resulting in annualized rental revenue of $241,454 over the fifteen and a half year lease term.

Effective May 1, 2014, the Company entered into a lease termination agreement with DHL Holdings (USA) Inc. for its 83,000 square foot facility in Roanoke, VA whereby the Company received a lump sum termination payment of $1,182,890, representing 70% of the remaining amount due under the lease, which was set to expire on December 8, 2016. In conjunction with the lease termination agreement, the Company entered into a lease agreement, which was effective August 1, 2014, with CHEP USA, Inc. (CHEP) for 10.5 years. CHEP will receive six months of free rent, and effective on February 1, 2015, annual base rent will initially be $398,400 or $4.80 per square foot with 1.5% increases each year, resulting in annualized base rent over the life of the lease of $406,092 or $4.89 per square foot. The Company has made improvements totaling $649,098 to the property which resulted in an annual improvement rent charge of $65,386 which will commence on February 1, 2015, resulting in an annualized improvement rent over the life of the lease of $62,272 or $0.75 per square foot. This results in a combined annualized improvement rent and base rent of $468,364 or $5.64 per square foot over the lease term. The CHEP lease has an early termination option in the seventh year, provided that the Company is given six months of notice and CHEP pays the Company a $500,000 termination fee.

The Company entered into a three year lease agreement, which became effective August 1, 2014, with Charlotte Pipe and Foundry Company for a 160,000 square foot building located in Monroe, NC which was previously vacant. Rent commenced August 1, 2014 at an annual rate of $560,000 or $3.50 per square foot with 2% increases each year, resulting in an annualized base rent over the life of the lease of $571,275 or $3.57 per square foot.

Approximately 7% of the Company’s gross leasable area, consisting of six leases totaling 778,702 square feet, were set to expire during fiscal 2015. The Company has renewed three of these six leases, consisting of 309,100 square feet or 40% of the gross leasable area set to expire during fiscal 2015. The three remaining leases are under discussion. The Company has incurred or expects to incur tenant improvement costs of approximately $22,400 and leasing costs of approximately $39,300 in connection with these three lease renewals. The table below summarizes the lease terms of the three leases which were renewed and includes both the tenant improvement costs and the leasing costs which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Orangeburg, NY	Kellogg Sales Co.	50,400	$7.00	$7.00	2/28/15	$6.50	$6.50	2/28/18	3.0	$0.15	$0.26
Montgomery, IL	Home Depot	171,200	5.11	5.27	6/30/15	5.70	5.48	6/30/20	5.0	-0-	-0-
Ft. Myers, FL	FedEx Ground	87,500	4.76	4.76	10/31/14	4.95	4.95	10/31/16	2.0	-0-	-0-
	Total	309,100
Weighted Average			$5.32	$5.41		$5.62	$5.49		3.8	$0.02	$0.03

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term

The lease renewals resulted in a weighted average term of 3.8 years and a U.S. GAAP straight line weighted average lease rate of $5.62 per square foot. The weighted average initial cash rent per square foot is $5.49. This compares to the former weighted average rent of $5.32 per square foot on a U.S. GAAP straight line basis and the former weighted average cash rent of $5.41 per square foot, representing an increase in the weighted average lease rate of 5.6% on a U.S. GAAP straight line basis and an increase in the weighted average lease rate of 1.5% on a cash basis. The three remaining leases are under discussion.

Acquisitions and Expansions During Fiscal 2014

Acquisitions

On October 22, 2013, the Company purchased a 46,240 square foot industrial building which was constructed in 2009 and is located in Tulsa, OK. The building is 100% net leased to The American Bottling Company through February 2024. The lease is guaranteed by the parent company, Dr Pepper Snapple Group, Inc. The purchase price was $3,700,000. The Company obtained a 15 year self-amortizing mortgage of $2,250,000 at a fixed interest rate of 4.58%. Annual rental revenue over the remaining term of the lease is approximately $253,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On October 25, 2013, the Company purchased a newly constructed 558,600 square foot industrial building located in Buckner, KY, which is located in the Louisville MSA. The building is 100% net leased to Ralcorp Holdings, Inc., a subsidiary of ConAgra Foods, Inc. through October 2033. The purchase price was $27,070,616. The Company obtained a 20 year self-amortizing mortgage of $18,475,000 at a fixed interest rate of 4.17%. Annual rental revenue over the remaining term of the lease is approximately $2,133,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $437,491 to an Intangible Asset associated with the lease in-place.

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

On November 19, 2013, the Company purchased a newly constructed 114,923 square foot industrial building located in Spring, TX, which is located in the Houston MSA. The building is 100% net leased to FedEx Ground Package System, Inc. through August 2023. The purchase price was $15,281,318. The Company obtained a 10 year mortgage of $10,630,000, amortizing over 15 years at a fixed interest rate of 4.01%. Annual rental revenue over the remaining term of the lease is approximately $1,146,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset. On August 21, 2014, a 66,253 square foot expansion of a building was completed bringing the total square feet of the building to 181,176. The building expansion cost approximately $4,345,000 resulting in an increase in annual rent effective August 21, 2014 from $1,146,000 to $1,581,000. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from August 31, 2023 to September 30, 2024.

On August 12, 2014, the Company purchased a newly constructed 327,822 square foot industrial building located in Indianapolis, IN. The building is 100% net leased to FedEx Smartpost, Inc. through April 2024. The purchase price was $23,744,000. The Company obtained a 10 year mortgage of $14,000,000, amortizing over 13 years at a fixed interest rate of 4.00%. Annual rental revenue over the remaining term of the lease was approximately $1,520,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

Expansions

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Orion, MI for $988,579 in order to construct a parking lot. In addition, a 52,154 square foot expansion of a building was completed in June 2013 for a cost of approximately $3,800,000 resulting in an increase in annual rent effective July 1, 2013 from $1,285,265 to $1,744,853. The parking lot expansion was completed in September 2013 for a total cost of approximately $1,500,000 resulting in an increase in annual rent effective October 1, 2013 to $1,908,221. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from June 30, 2017 to June 30, 2023.

In June 2013, Phase I of a 64,240 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Fort Mill, SC, which is located in the Charlotte, NC MSA, was completed for a cost of approximately $3,483,000 resulting in an increase in annual rent effective July 1, 2013 from $1,023,745 to $1,364,761. Phase II of the expansion, which consisted of a parking lot expansion, cost approximately $426,000. Phase II was completed in November 2013, resulting in an increase in annual rent effective November 1, 2013 to $1,414,639. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2019 to October 31, 2023.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Richfield, OH, which is located in the Cleveland MSA, for $1,655,166 in order to construct a parking lot. The parking lot expansion was completed in October 2013 and cost approximately $3,142,000. As a result, effective November 1, 2013, the annual rent increased from $644,640 to $1,124,384. In addition, the Company completed a 51,677 square foot expansion of a building in August 2014, which cost approximately $3,655,000, at which time the annual rent increased to $1,489,907. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from October 31, 2016 to September 30, 2024.

In September 2013, a 51,765 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in El Paso, TX was completed for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584 to $1,045,610. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2015 to September 30, 2023.

In June 2014, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Tampa, FL was completed for a cost of approximately $788,000 resulting in an increase in annual rent effective July 1, 2014 from $1,412,177 to $1,491,006. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from January 31, 2019 to June 30, 2024.

On July 10, 2014 a 55,037 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Cocoa, FL was completed for a cost of approximately $3,734,000 resulting in an increase in annual rent effective July 10, 2014 from $738,504 to $1,111,908. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from November 19, 2016 to September 30, 2024.

As described above, on August 21, 2014, a 66,253 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Spring, TX, which is located in the Houston MSA, was completed for a cost of approximately $4,345,000 resulting in an increase in annual rent effective August 21, 2014 from $1,146,000 to $1,581,000. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from August 31, 2023 to September 30, 2024.

Comparison of Year Ended September 30, 2014 to Year Ended September 30, 2013

The following tables summarize the Company’s rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category. For the purposes of the following discussion, same store properties are properties owned as of October 1, 2012 that have not been subsequently expanded. Seven property expansions were completed during fiscal 2014 and fiscal 2013. Vacant properties are properties that were vacant any time during fiscal 2014 or 2013. Acquired properties are properties that were acquired subsequent to September 30, 2012.

As of September 30, 2014 and 2013, the occupancy rates of the Company’s properties were 95.9% and 96.0%, respectively.

Rental Revenues	2014	2013	$ Change	% Change

Same Store Properties	$35,776,158	$36,018,447	$(242,289)	(0.7)%
Acquired Properties	10,186,377	2,676,932	7,509,445	281%
Expanded Properties	7,761,863	5,943,655	1,818,208	31%
Vacant Properties	1,787,767	2,241,275	(453,508)	(20%)

Total	$55,512,165	$46,880,309	$8,631,856	18%

Rental revenue from same store properties decreased slightly mainly due to a reduction in rental rates for the renewed leases as described in the lease renewals and extensions table during fiscal 2014. Rent from acquired properties included rental revenue from the properties located in Livonia, MI; Olive Branch, MS (Milwaukee Electric Tool Corp.); Roanoke, VA; Green Bay, WI; and Stewartville (Rochester), MN, (all acquired in fiscal 2013) and Buckner, KY; Kansas City, KS; Spring (Houston), TX; Altoona, PA; Tulsa, OK and Indianapolis, IN, (all acquired in fiscal 2014). Rent from expanded properties include rental revenue from properties located in Orion, MI; Ft. Mill, SC (Charlotte, NC); Richfield, OH (Cleveland); El Paso, TX; Tampa, FL (FedEx Ground) and Cocoa, FL.

Reimbursement Revenues	2014	2013	$ Change	% Change

Same Store Properties	$6,283,712	$5,486,657	$797,055	15%
Acquired Properties	983,099	668,857	314,242	47%
Expanded Properties	1,342,653	1,064,579	278,074	26%
Vacant Properties	550,712	506,684	44,028	9%

Total	$9,160,176	$7,726,777	$1,433,399	19%

Our single tenant properties are subject to net-leases which require the tenants to absorb the real estate taxes as well as insurance and the majority of the repairs and maintenance. As such, the Company is reimbursed by the tenants for these expenses. Therefore, reimbursement revenues from same store properties increased mainly due to the increase in real estate taxes from same store properties.

Real Estate Taxes	2014	2013	$ Change	% Change

Same Store Properties	$5,085,296	$4,121,629	$963,667	23%
Acquired Properties	813,498	342,207	471,291	138%
Expanded Properties	1,023,310	788,810	234,500	30%
Vacant Properties	683,507	612,188	71,319	12%

Total	$7,605,611	$5,864,834	$1,740,777	30%

Real estate taxes from same store properties increased mainly due to the Company’s ability to obtain refunds that were received in 2013 and general increases in real estate tax rates.

Operating Expenses	2014	2013	$ Change	% Change

Same Store Properties	$2,006,781	$1,856,327	$150,454	8%
Acquired Properties	376,613	342,170	34,443	10%
Expanded Properties	427,625	342,307	85,318	25%
Vacant Properties	900,849	822,972	77,877	9%

Total	$3,711,868	$3,363,776	$348,092	10%

Operating expenses from same store properties increased mainly due to increases in insurance premiums of approximately $57,000, professional fees of approximately $41,000 and repairs and maintenance of approximately $30,000.

Depreciation	2014	2013	$ Change	% Change

Same Store Properties	$9,993,485	$9,701,876	$291,609	3%
Acquired Properties	3,024,199	695,946	2,328,253	335%
Expanded Properties	1,881,410	1,458,857	422,553	29%
Vacant Properties	1,009,675	1,007,863	1,812	0%

Total	$15,908,769	$12,864,542	$3,044,227	24%

Depreciation from same store properties increased slightly mainly due to additional tenant improvements being depreciated within fiscal 2014.

Interest Expense	2014	2013	$ Change	% Change

Same Store Properties	$9,305,208	$10,408,444	$(1,103,236)	(11%)
Acquired Properties	3,116,684	903,039	2,213,645	245%
Expanded Properties	2,155,424	2,299,984	(144,560)	(6%)
Vacant Properties	511,039	732,334	(221,295)	(30%)
Loans Payable	1,016,323	613,153	403,170	66%

Total	$16,104,678	$14,956,954	$1,147,724	8%

Interest Expense for same store properties decreased mainly due to the decrease in the outstanding balances of the mortgages. This is due to the payoff of five loans during fiscal 2014 totaling $4,176,804 and regularly scheduled principal payments during fiscal 2014 totaling $21,025,572.

Loans Payable interest expense increased due to the higher weighted average Loans Payable balance maintained during fiscal 2014 as compared to fiscal 2013.

General and Administrative Expenses increased $726,992, or 15%, during fiscal 2014 as compared to fiscal 2013. The increase is mainly related to increases in compensation expense.

Interest and Dividend Income for fiscal 2014 was $3,882,597 which is in line with interest and dividend income of $3,885,920 for fiscal 2013. This is due mainly to the same average carrying value of the REIT securities portfolio during the fiscal year ended September 30, 2014 compared to during the fiscal year September 30, 2013. The REIT securities portfolio weighted average yield for fiscal 2014 was approximately 7.4% as compared to 7.0% for fiscal 2013.

Realized Gain (Loss) on sales of Securities Transactions, net consisted of the following:

	2014	2013

Gross realized gains	$2,222,424	$7,176,022
Gross realized losses	(55,658)	(42,770)
Total Realized Gain (Loss) on Sales of Securities Transactions, net	$2,166,766	$7,133,252

The Company had an accumulated net unrealized gain on its securities portfolio of $121,356 as of September 30, 2014.

Comparison of Year Ended September 30, 2013 to Year Ended September 30, 2012

The following tables summarize the Company’s rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category. For the purposes of the following discussion, same store properties are properties owned as of October 1, 2011 that have not been expanded during fiscal 2012 or fiscal 2013. Phase I of two property expansions were completed during fiscal 2013 and one property expansion was completed in fiscal 2012. Vacant properties were properties vacant in fiscal 2013 or 2012. Acquired properties are properties that were acquired subsequent to September 30, 2011.

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

Rental revenue from same store properties decreased slightly due mainly to a reduction in rental rates for the renewed leases during fiscal 2013. Rent from acquired properties included rental revenue from the properties located in Streetsboro, OH; Corpus Christi, TX; Halfmoon, NY; Lebanon, OH; Olive Branch, MS (Anda Distribution); Oklahoma City, OK and Waco, TX (all acquired in fiscal 2012) and Livonia (Detroit), MI; Olive Branch, MS (Milwaukee Electric Tool Corp.); Roanoke, VA; Green Bay, WI and Stewartville (Rochester), MN, (all acquired in fiscal 2013). Rent from expanded properties include rental revenue from properties located in Orion, MI; Ft. Mill, SC (Charlotte, NC); Richfield, OH (Cleveland); El Paso, TX; Tampa, FL (FedEx Ground) and Cocoa, FL.

Reimbursement Revenues	2013	2012	$ Change	% Change

Same Store Properties	$5,522,412	$5,881,450	$(359,038)	(6%)
Acquired Properties	1,587,887	424,729	1,163,158	274%
Expanded Properties	440,934	485,954	(45,020)	(9%)
Vacant Properties	175,544	302,824	(127,280)	(42%)

Total	$7,726,777	$7,094,957	$631,820	9%

Our single tenant properties are subject to net-leases which require the tenants to absorb the real estate taxes as well as insurance and the majority of the repairs and maintenance. As such, the Company is reimbursed by the tenants for these expenses. Therefore, reimbursement revenues from same store properties decreased mainly due to adjustments in billings related to real estate taxes from the Company’s ability to obtain refunds and reduced taxable assessed values on property taxes in certain jurisdictions.

Real Estate Taxes	2013	2012	$ Change	% Change

Same Store Properties	$4,439,221	$5,071,626	$(632,405)	(12%)
Acquired Properties	639,595	43,760	595,835	1,362%
Expanded Properties	400,843	294,635	106,208	36%
Vacant Properties	385,175	340,490	44,685	13%

Total	$5,864,834	$5,750,511	$114,323	2%

Real estate taxes from same store decreased mainly due to the Company’s ability to obtain refunds and reduced taxable assessed values on property taxes in certain jurisdictions.

Operating Expenses	2013	2012	$ Change	% Change

Same Store Properties	$1,641,184	$2,131,431	$(490,247)	(23%)
Acquired Properties	1,081,590	435,489	646,101	148%
Expanded Properties	110,059	201,605	(91,546)	(45%)
Vacant Properties	530,943	312,991	217,952	70%

Total	$3,363,776	$3,081,516	$282,260	9%
45

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

Interest expense for same store properties decreased mainly due to the decrease in the outstanding balances of the mortgages. This is due to the payoff of eight loans during fiscal 2013 totaling $18,434,543 and regularly scheduled principal payments during fiscal 2013 totaling $18,415,986.

General and administrative expenses increased $338,470, or 7%, during fiscal 2013 as compared to fiscal 2012. The increase is mainly related to increases in directors’ fees of approximately $145,000 due to an increase in meeting fees, an increase in professional fees of $106,000, an increase of franchise taxes of approximately $69,000 and an increase in legal fees of approximately $48,000 related to costs associated with the redemption of the Debentures.

Interest and dividend income increased $527,246 in fiscal 2013 as compared to fiscal 2012. This is mainly due to the higher average carrying value of the REIT securities portfolio during the fiscal year ended September 30, 2013 compared to during the fiscal year ended September 30, 2012. The REIT securities portfolio weighted average yield for fiscal 2013 was approximately 7.0% as compared to 7.1% for fiscal 2012.

Realized Gain (Loss) on securities transactions, net consisted of the following:

	2013	2012

Gross realized gains	$7,176,022	$6,066,971
Gross realized losses	(42,770)	(22,906)
Total Realized Gain (Loss) on Securities Transactions, net	$7,133,252	$6,044,065

The Company had an accumulated net unrealized gain on its securities portfolio of $1,989,268 as of September 30, 2013.

Discontinued Operations

Discontinued Operations during the fiscal years ended September 30, 2013 and 2012 include the operations of the 40,560 square foot building located in Greensboro, NC which was classified as Held for Sale and sold on February 19, 2013 for net sale proceeds of $1,413,891. In addition, Discontinued Operations in fiscal 2012 includes the 37,660 square foot building located in Quakertown, PA which was classified as Held for Sale and was sold on October 31, 2011 for net sale proceeds of $2,553,507. Since all properties classified as Held for Sale were sold prior to fiscal 2014, no activity is reflected as Discontinued Operations in fiscal 2014. The following table summarizes the components of discontinued operations for the fiscal years ended September 30th:

	2014	2013	2012

Rental and Reimbursement Revenue	$-0-	$32,258	$151,719
Real Estate Taxes	-0-	(28,474)	(27,324)
Operating Expenses	-0-	(37,924)	(53,365)
Depreciation & Amortization	-0-	(20,094)	(78,080)
Interest Expense	-0-	-0-	-0-
Income (Loss) from Operations of Disposed Property	-0-	(54,234)	(7,050)
Gain (Loss) on Sale of Investment Property	-0-	345,794	(8,220)
Income (Loss) from Discontinued Operations	$-0-	$291,560	$(15,270)

The variance of Rental and Reimbursement Revenue from fiscal 2013 to 2012 is because fiscal 2013 only includes 4.5 months of activity through the date of sale of Greensboro, NC and no activity for the property located in Quakertown, PA. The variance of Gain (Loss) on Sale of Investment Property from fiscal 2013 to 2012 is because fiscal 2013 reflects the gain on sale from the sale of the Greensboro, NC property.

Cash flows from discontinued operations for the fiscal years ended September 30, 2013 and 2012 are combined with the cash flows from operations within each of the three categories presented. Cash flows from discontinued operations were as follows:

	2014	2013	2012

Cash flows from Operating Activities	$-0-	$(29,080)	$65,522
Cash flows from Investing Activities	-0-	1,413,891	2,553,507
Cash flows from Financing Activities	-0-	-0-	(2,581,355)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not entered into any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of September 30, 2014:

Contractual Obligations	Total	One year or less	2-3 years	4-5 years	5 years or more
Mortgage Notes Payable	$287,796,006	$24,701,813	$81,989,413	$65,475,471	$115,629,309
Interest on Mortgage Notes Payable	69,263,943	14,437,406	23,456,563	14,258,939	17,111,035
Loans Payable	25,200,000	1,012,039	24,187,961	-0-	-0-
Interest on Loans Payable	1,145,213	626,442	518,771	-0-	-0-
Purchase of Properties	305,967,173	236,450,239	69,516,934	-0-	-0-
Expansions of Existing Properties	11,345,518	11,345,518	-0-	-0-	-0-
Retirement Benefits	800,000	50,000	100,000	100,000	550,000
Total	$701,517,853	$288,623,457	$199,769,642	$79,834,410	$133,290,344

Mortgage Notes Payable represents the principal amounts outstanding by scheduled maturity as of September 30, 2014. Interest is payable on these mortgages at fixed rates ranging from 3.45% to 8.12%, with a weighted average interest rate of 5.24%. The above table does not include $24,886,828 of mortgage loans obtained in connection with the purchases of three properties totaling $35,138,125 during the first quarter of fiscal 2015 to date at fixed interest rates ranging from 4.40% to 5.18%. In addition, the above table does not include commitments the Company has entered into to obtain four loans totaling $73,300,000 at fixed interest rates ranging from 3.77% to 4.84% in connection with commitments the Company has entered into to purchase four properties totaling $110,425,000.

Loans Payable represents a $2,500,000 term loan at an annual interest rate of 4.90%, maturing November 29, 2016 with interest only payments through November 2014, a $2,700,000 interest only term loan at a variable annual interest rate of prime plus 0.75% with a floor of 4.50%, maturing on March 9, 2017 and the draw on our unsecured line of credit of $20,000,000 as of September 30, 2014, maturing on June 30, 2016 at a variable interest rate of LIBOR plus 175 basis points to 250 basis points, depending on the Company’s leverage ratio. The unsecured line of credit has a one year extension option to June 30, 2017. The interest rate of the $2,700,000 loan was 4.50% as of September 30, 2014 and the interest rate of the $20,000,000 unsecured line of credit as of September 30, 2014 was LIBOR plus 185 basis points, which was 2.00%. The contractual obligation for interest on loans payable amount is determined using an interest rate of 4.50% for the $2,700,000 loan, 4.90% for the $2,500,000 loan and 2.00% on the $20,000,000 unsecured line of credit. In addition, the above table does not include the Company’s obligation under its available margin loan, for which no amount was outstanding as of September 30, 2014.

Purchase of Properties represents the purchase price of thirteen industrial properties totaling approximately 3,778,362 square feet. Four acquisitions amounting to approximately $40,338,000 and totaling approximately 559,000 square feet were completed during the first quarter of fiscal 2015 to date. The Company expects to close on the remaining nine properties amounting to approximately $265,629,000 and totaling approximately 3,219,000 square feet during the remainder of fiscal 2015 and 2016.

Expansions of Existing Properties represents the remaining costs expected to be incurred as of September 30, 2014 in connection with four property expansions in progress consisting of three building expansions and one parking lot expansion. Total expansion costs are expected to be approximately $14,432,000 of which approximately $3,713,000 has been incurred as of September 30, 2014. Upon completion of the four expansions, annual rent will be increased by approximately $1,500,000. The three remaining building expansions will provide additional rentable square feet of approximately 149,000 and provide for a new ten year lease extension from the date of completion for each building being expanded.

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

Liquidity and Capital Resources

The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations. The Company’s shareholders’ equity increased from $335,914,971 as of September 30, 2013 to $420,631,082 as of September 30, 2014, principally due to the issuance of 8,050,000 shares of common stock in a common stock offering with net proceeds of $65,112,686, the issuance of 4,296,075 shares of common stock in the amount of $38,090,334 through the DRIP, and net income attributable to common shareholders of $11,238,262. The increases were partially offset by payments of cash distributions paid to common shareholders of $29,531,430. See further discussion below.

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

The Company intends to operate its properties from the cash flows generated by the properties. However, the Company’s expenses are affected by various factors, including inflation. Increases in operating expenses raise the breakeven point for a property and, to the extent that they cannot be passed on through higher rent and rent reimbursements, reduce the amount of available cash flow which can adversely affect the market value of the property.

Industrial space demand is very closely correlated to Gross Domestic Product (GDP) growth. Despite five years of unprecedented monetary stimulus, real annual GDP growth has averaged under 2% over this period. However, national occupancy rates for the industrial property type have been steadily increasing. One major catalyst driving increased demand for the industrial property type has been the ongoing shift from traditional brick and mortar retail shopping, to shopping on-line or “e-Commerce”. This favorable trend for the industrial real estate sector has been increasing for several years now and is expected to continue for the foreseeable future. Additionally, new construction has been limited and low energy costs have resulted in increased domestic manufacturing. The financial position of our tenants, together with the long duration of our leases, should enable the Company to perform well despite the slow growth economic environment. As of September 30, 2014, the Company had $20,474,661 in cash and cash equivalents and $59,311,403 in marketable securities subject to term loans of $5,200,000. In addition, as of September 30, 2014, the Company also had $40,000,000 available on its $60,000,000 unsecured line of credit. The unsecured line of credit has an accordion feature which may increase the unsecured line of credit by an additional $20,000,000 bringing the total potential availability under the unsecured line of credit up to $80,000,000.

On May 28, 2014, the Company completed a public offering of 8,050,000 shares of the Company’s Common Stock (including the underwriters’ option to purchase 1,050,000 additional shares) at a price of $8.50 per share, before underwriting discounts. The Company received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of approximately $65,113,000. The Company has used and will continue to use such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including repayment of indebtedness.

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

On December 5, 2011, the Company issued 2,000,000 shares of common stock in a registered direct placement at a price of $8.39 per share. The Company received net proceeds from the common stock offering of approximately $16,190,000. The Company used such net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including repayment of indebtedness.

The Company has been raising equity capital through its DRIP, registered direct placements and the public sale of common and preferred stock and investing in net leased industrial properties. The Company believes that funds generated from operations, the DRIP, and bank borrowings, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next few years.

As of September 30, 2014, the Company owned eighty-two properties of which fifty-seven are subject to mortgages. On June 25, 2013, the Company entered into an agreement that renewed and expanded its unsecured line of credit from $20,000,000 to $40,000,000, with an accordion feature up to $60,000,000, subject to various conditions, as defined in the agreement. The renewed unsecured line of credit is syndicated with two banks led by Capital One, National Association, as joint lead arranger, administrative agent and sole book runner, and includes Bank of Montreal, as joint lead arranger and documentation agent. The renewed unsecured line of credit matures June 30, 2016, has a one-year extension option, and borrowings under the unsecured line of credit bear interest at LIBOR plus 175 basis points to 250 basis points, depending on the company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings under the unsecured line of credit bears interest at LIBOR plus 185 basis points, which was 2.00% as of September 30, 2014. The previous $20,000,000 unsecured line of credit did not have an extension option and borrowings bore interest at LIBOR plus 200 basis points to 250 basis points, depending on the amount drawn down on the unsecured line of credit. On April 25, 2014, the Company exercised its $20,000,000 accordion feature on its unsecured line of credit bringing the total amount available under the unsecured line of credit up to $60,000,000. In addition, the Company obtained an additional $20,000,000 accordion feature bringing the total potential availability under the unsecured line of credit (subject to various conditions as defined in the agreement) up to $80,000,000. As of September 30, 2014, the unsecured line of credit has $20,000,000 outstanding. In addition, as of September 30, 2014, the Company had loans payable of $5,200,000 which consisted of a $2,700,000 loan secured by 500,000 shares of UMH common stock with The Bank of Princeton and a $2,500,000 loan secured by 200,000 shares UMH 8.25% Series A preferred stock with Two River Community Bank.

The Company also uses margin loans for purchasing securities, for temporarily funding of acquisitions, and for working capital purposes. The interest rate charged on the margin loans is the bank’s margin rate and was 2.00% as of September 30, 2014 and 2013. The margin loans are due on demand and are collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 50%. At September 30, 2014 and 2013, there were no amounts outstanding under the margin loans.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages.

During fiscal 2014, the Company purchased six industrial properties totaling approximately 1,450,000 square feet with net leased terms ranging from ten to twenty years resulting in a weighted average lease maturity of 13.9 years. These six acquisitions totaled approximately $97,605,000, which were funded through the origination of five mortgages totaling $57,905,000 and an increase of a pre-existing mortgage of approximately $5,000,000 at fixed rates ranging between 3.45% to 4.58%, with the remainder from available cash on hand and funds available on its unsecured line of credit. During the first quarter of fiscal 2015 to date, the Company made four acquisitions of industrial properties totaling approximately $40,338,000 which were funded through the origination of three mortgages of approximately $24,887,000 at fixed interest rates ranging between 4.40% to 5.18% and from available cash on hand. In addition to the four properties purchased during the first quarter of fiscal 2015 to date, the Company has entered into agreements to purchase nine new build-to-suit, industrial buildings that are currently being developed totaling approximately 3,219,000 square feet and are net leased for terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 12.2 years. The purchase price for the nine properties is approximately $265,629,000. Subject to satisfactory due diligence, we anticipate closing these nine transactions during fiscal 2015 and fiscal 2016. In connection with four of the commitments to purchase industrial properties totaling $110,425,385, the Company has entered into commitments to obtain four loans totaling $73,300,000 at fixed rates ranging from 3.77% to 4.84%. The Company plans to continue to acquire additional net leased industrial properties. The Company also intends to expand its properties when requested by the tenants. The funds for these acquisitions and expansions may come from cash on hand, bank borrowings, draws on the unsecured line of credit, proceeds from the DRIP, private placements and additional public offerings of preferred and common stock. To the extent that funds or appropriate properties are not available, fewer acquisitions or expansions will be made.

The Company also invests in marketable debt and equity securities of other REITs as a proxy for real estate when more favorable risk adjusted returns are not available, for liquidity, and for additional income. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. The Company from time to time may purchase these securities on margin when there is an adequate yield spread. During fiscal 2014, the Company’s securities portfolio increased $13,859,663, primarily due to the sale of securities with a cost of $12,112,624 and a decrease in the net unrealized gain of $1,867,912 offset by purchases of $27,840,200. The Company recognized gains on sales of securities of $2,166,766 in addition to earning interest and dividend income of $3,882,597 during fiscal 2014. There was no margin loan balance as of September 30, 2014 and 2013, respectively.

Cash flows provided by operating activities were $34,774,997, $27,515,310 and $26,808,821 for fiscal years 2014, 2013 and 2012, respectively. The increase in cash flows provided from operating activities from fiscal 2013 to fiscal 2014 and from fiscal 2012 to fiscal 2013 is due to the increased income from acquisitions of properties and expanded operations.

Cash flows used by investing activities were $131,794,368, $60,351,043 and $80,640,038 for fiscal years 2014, 2013 and 2012, respectively. Cash flows used in investing activities in fiscal 2014 increased as compared to 2013 due mainly to an increase in purchase of real estate and an increase in the purchase of securities in fiscal 2014 as compared to fiscal 2013. Cash flows used in investing activities in fiscal 2013 decreased as compared to fiscal 2012 due mainly to a decrease in purchase of securities in fiscal 2013 as compared to fiscal 2012.

Cash flows provided by financing activities were $105,089,520, $20,589,387 and $72,105,267 for fiscal years 2014, 2013 and 2012, respectively. Cash flows from financing activities increased in fiscal 2014 as compared to 2013 due mainly to the 8,050,000 shares of common stock issued for an underwritten public offering with net proceeds of approximately $65,113,000 in 2014. In addition, Cash flows from financing activities increased in fiscal 2014 as compared to 2013 due to a $13,905,000 increase in proceeds from Mortgages, a decrease of $11,648,153 in principal payments on mortgages and a $6,127,800 increase in net proceeds received from the issuance of Common Stock in the DRIP. Cash flows from financing activities decreased in fiscal 2013 as compared to 2012 due mainly to the underwritten public offering of preferred stock with net proceeds of approximately $55,033,000 and the issuance of 2,000,000 shares of common stock in a registered direct placement with net proceeds of $16,189,700 in fiscal 2012. In addition, the Company paid cash dividends (net of reinvestments), of $21,906,902, $18,634,530 and $21,291,674 for fiscal 2014, 2013 and 2012, respectively.

As of September 30, 2014, the Company had total assets of $743,756,700 and liabilities of $323,125,618. The Company’s total debt plus Series A and Series B Preferred Stock to market capitalization as of September 30, 2014 and 2013 was approximately 42% and 49%, respectively. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

The Company has a dividend reinvestment plan (DRIP), in which participants can purchase stock from the Company at a price of approximately 95% of market value. Amounts received in connection with the DRIP, (including dividend reinvestments of $7,624,528, $6,781,345 and $2,425,032 for fiscal years ended 2014, 2013 and 2012, respectively), were $38,090,334, $31,119,351 and $13,094,616 for fiscal years ended 2014, 2013 and 2012, respectively. On March 13, 2012, the Company temporarily suspended its DRIP and, as of August 2, 2012, the DRIP was reinstated.

During fiscal 2014, the Company paid total distributions of $29,531,430 or $0.60 per common share. Of the dividends paid, $7,624,528 was reinvested pursuant to the terms of the DRIP. Management anticipates maintaining the annual dividend rate of $0.60 per common share although no assurances can be given since various economic factors can reduce the amount of cash flow available to the Company for common dividends. All decisions with respect to the payment of dividends are made by the Company’s Board of Directors.

In fiscal 2014, the Company paid $8,607,032 in preferred stock dividends. The Company is required to pay cumulative dividends on the Series A Preferred Stock in the amount of $1.90625 per share per year, which is equivalent to 7.625% of the $25.00 liquidation value per share. The Company now has a total of 2,139,750 shares of Series A Preferred Stock outstanding representing an aggregate liquidation preference of $53,493,750. On June 7, 2012 and June 21, 2012, the Company issued 2,000,000 and 300,000 shares, respectively, of Series B Preferred Stock at an offering price of $25.00 per share in an underwritten public offering. The Company is required to pay cumulative dividends on the Series B Preferred Stock in the amount of $1.96875 per share per year, which is equivalent to 7.875% of the $25.00 liquidation value per share. As of September 30, 2014, the Company has a total of 2,300,000 shares of Series B Preferred Stock outstanding representing an aggregate liquidation preference of $57,500,000.

During the year ended September 30, 2014, stock options to purchase 164,170 shares of common stock were exercised. Total proceeds received by the Company were $1,327,169.

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

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Orion, MI for $988,579 in order to construct a parking lot. In addition, a 52,154 square foot expansion of a building was completed in June 2013 for a cost of approximately $3,800,000 resulting in an increase in annual rent effective July 1, 2013 from $1,285,265 to $1,744,853. The parking lot expansion was completed in September 2013 for a total cost of approximately $1,500,000 resulting in an increase in annual rent effective October 1, 2013 to $1,908,221. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from June 30, 2017 to June 30, 2023.

In June 2013, Phase I of a 64,240 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Fort Mill, SC, which is located in the Charlotte, NC MSA, was completed for a cost of approximately $3,483,000 resulting in an increase in annual rent effective July 1, 2013 from $1,023,745 to $1,364,761. Phase II of the expansion, which consisted of a parking lot expansion, cost approximately $426,000. Phase II was completed in November 2013, resulting in an increase in annual rent effective November 1, 2013 to $1,414,639. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2019 to October 31, 2023.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Richfield, OH, which is located in the Cleveland MSA, for $1,655,166 in order to construct a parking lot. The parking lot expansion was completed in October 2013 and cost approximately $3,142,000. As a result, effective November 1, 2013, the annual rent increased from $644,640 to $1,124,384. In addition, the Company completed a 51,677 square foot expansion of a building in August 2014, which cost approximately $3,655,000, at which time the annual rent increased to $1,489,907. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from October 31, 2016 to September 30, 2024.

In September 2013, a 51,765 square foot expansion of a building leased to FedEx Ground Package System,

Inc. located in El Paso, TX was completed for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584 to $1,045,610. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2015 to September 30, 2023.

In June 2014, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Tampa, FL was completed for a cost of approximately $788,000 resulting in an increase in annual rent effective July 1, 2014 from $1,412,177 to $1,491,006. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from January 31, 2019 to June 30, 2024.

On July 10, 2014 a 55,037 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Cocoa, FL was completed for a cost of approximately $3,734,000 resulting in an increase in annual rent effective July 10, 2014 from $738,504 to $1,111,908. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from November 19, 2016 to September 30, 2024.

On August 21, 2014, a 66,253 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Spring, TX, which is located in the Houston MSA, was completed for a cost of approximately $4,345,000 resulting in an increase in annual rent effective August 21, 2014 from $1,146,000 to $1,581,000. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from August 31, 2023 to September 30, 2024.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, with earlier adoption permitted. The Company has decided to early adopt this standard effective with the interim period beginning January 1, 2014 and will continue to apply the guidance to future applicable disposals or discontinued operations, if any. Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of its unsecured line of credit, margin loans and long-term debt used to maintain liquidity and fund capital expenditures and acquisitions of the Company’s real estate investment portfolio. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company matches its assets, which are properties secured by long-term leases, with its liabilities, which are long term fixed rate loans.

Approximately $292,996,000 of the Company's long-term debt as of September 30, 2014 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The interest rates on the Company's variable borrowings under its unsecured line of credit bear interest at LIBOR plus 175 basis points to 250 basis points, depending on the company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings under the unsecured line of credit bears interest at LIBOR plus 185 basis points, which was 2.00% as of September 30, 2014. Based on the $20,000,000 currently drawn down on the Company’s unsecured line of credit, if market rates of interest on the Company's variable rate debt increased or decreased by 1%, then the annual increase or decrease in interest costs on the Company's variable rate debt would be approximately $200,000 and the increase or decrease in the fair value of the Company's fixed rate debt as of September 30, 2014 would be approximately $8,600,000.

The following table sets forth information as of September 30, 2014, concerning the Company’s long-term debt obligations, including principal payments by scheduled maturity, weighted average interest rates and estimated fair value:

	Mortgage Notes Payable			Loans Payable
Fiscal Year		Weighted			Weighted
ending		Average			Average
September 30,	Carrying Value	Interest Rate	Fair Value	Carrying Value	Interest Rate	Fair Value

2015	$2,250,952	5.71%		$ -
2016	11,352,637	5.95%		20,000,000	2.00%
2017	45,500,414	6.48%		5,200,000	4.69%
2018	19,395,050	6.03%		-
2019	23,571,119	6.61%		-
Thereafter	185,725,833	4.63%		-
Total	$287,796,006	5.24%	$296,231,000	$25,200,000	2.56%	$25,249,000

On June 25, 2013, the Company entered into an agreement that renewed and expanded its unsecured line of credit from $20,000,000 to $40,000,000, with an accordion feature up to $60,000,000, subject to various conditions, as defined in the agreement. The renewed unsecured line of credit is syndicated with two banks led by Capital One, National Association, as joint lead arranger, administrative agent and sole book runner, and includes Bank of Montreal, as joint lead arranger and documentation agent. The renewed unsecured line of credit matures June 30, 2016, has a one-year extension option, and borrowings under the unsecured line of credit bear interest at LIBOR plus 175 basis points to 250 basis points, depending on the company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings under the unsecured line of credit bears interest at LIBOR plus 185 basis points, which was 2.00% as of September 30, 2014. The previous $20,000,000 unsecured line of credit did not have an extension option and borrowings bore interest at LIBOR plus 200 basis points to 250 basis points, depending on the amount drawn down on the unsecured line of credit. On April 25, 2014, the Company exercised its $20,000,000 accordion feature on its unsecured line of credit bringing the total amount available under the unsecured line of credit up to $60,000,000. In addition, the Company obtained an additional $20,000,000 accordion feature bringing the total potential availability under the unsecured line of credit (subject to various conditions as defined in the agreement) up to $80,000,000. As of September 30, 2014, there was a $20,000,000 outstanding balance under the unsecured line of credit.

On November 29, 2011, the Company closed on a $2,500,000 term loan maturing November 29, 2016 with Two River Community Bank at an annual interest rate of 4.90%. The loan provided for interest only payments through November 2014 and is secured by the 200,000 shares of UMH 8.25% Series A preferred stock. The net proceeds were used to pay down the Company’s margin line. On March 9, 2012, the Company closed on a $2,700,000 term loan with The Bank of Princeton which matures on March 9, 2017. Interest is at a variable rate of prime plus 0.75% with a floor of 4.50%. The interest rate at September 30, 2014 was 4.50%. The loan is secured by 500,000 shares of UMH common stock. The net proceeds were used to pay down the Company’s margin line.

The Company obtains margin loans secured by its marketable securities. There was no balance outstanding on the margin loan as of September 30, 2014 and September 30, 2013. The interest rate on the margin account is the bank’s margin rate and was 2.00% as of September 30, 2014 and 2013. In general, the Company may borrow up to 50% of the value of the marketable securities. The value of the marketable securities was $59,311,403 as of September 30, 2014.

The Company also invests in both debt and equity securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. All securities are classified as available for sale and are carried at fair value.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Part IV, Item 15 (a) (1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2014	12/31/13	3/31/14	6/30/14	9/30/14

Rental and Reimbursement Revenue	$15,661,155	$16,345,305	$15,739,870	$16,926,011
Lease Termination Income	-0-	-0-	1,182,890	-0-
Total Expenses	8,416,291	8,656,172	8,810,586	9,345,828
Other Income (Expense)	(2,954,666)	(2,931,891)	(2,518,626)	(2,375,877)
Income from Continuing Operations	4,290,198	4,757,242	5,593,548	5,204,306
Income from Discontinued Operations	-0-	-0-	-0-	-0-
Net Income	4,290,198	4,757,242	5,593,548	5,204,306
Net Income Attributable to Common Shareholders	2,138,440	2,605,484	3,441,790	3,052,548
Net Income Attributable to Common Shareholders per share	$0.05	$0.05	$0.07	$0.06

FISCAL 2013	12/31/12	3/31/13	6/30/13	9/30/13

Rental and Reimbursement Revenue	$12,827,490	$13,306,209	$14,054,264	$14,419,123
Lease Termination Income	690,730	-0-	-0-	-0-
Total Expenses	6,984,984	6,775,721	7,846,010	8,002,521
Other Income (Expense)	(822,633)	812,939	(2,022,810)	(2,552,390)
Income from Continuing Operations	5,710,603	7,343,427	4,185,444	3,864,212
Income (Loss) from Discontinued Operations (1)	(4,026)	300,484	(4,898)	-0-
Net Income	5,706,577	7,643,911	4,180,546	3,864,212
Net Income Attributable to Common Shareholders	3,554,819	5,492,153	2,028,788	1,712,454
Net Income Attributable to Common Shareholders per share	$0.09	$0.13	$0.05	$0.03

(1) During fiscal 2013, the Company designated the Greensboro, NC property as held for sale. This property was sold on February 19, 2013.

Certain amounts in the Selected Quarterly Financial Data for the prior quarters have been reclassified to conform to the financial statement presentation for the current year.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended September 30, 2014 and 2013.

ITEM 9A- CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2014.

(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management assessed the Company’s internal control over financial reporting as of September 30, 2014. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2014.

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

(c) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited Monmouth Real Estate Investment Corporation’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Monmouth Real Estate Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monmouth Real Estate Investment Corporation maintained in all material respects, effective internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control-Integrated Framework issued by COSO (2013 framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Monmouth Real Estate Investment Corporation as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2014 and our report dated December 9, 2014 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies

a division of O’Connor Davies, LLP

New York, New York

December 9, 2014

(d) Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting during the Company’s fourth fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the Directors and Executive Officers of the Company as of September 30, 2014:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Anna T. Chew	56	Director. Interim Chief Financial Officer (March 30, 2012 to July 2, 2012). Chief Financial Officer (1991 to 2010), Vice President and Chief Financial Officer (1995 to present) and Director (1995 to present) of UMH Properties, Inc., an affiliated company. Ms. Chew is a Certified Public Accountant. Ms. Chew’s extensive public accounting, finance and real estate industry experience is primary, among other reasons, why Ms. Chew serves on our Board.	2007	I
Daniel D. Cronheim	60

Director. Attorney at Law (1979 to present). Certified Property Manager (2010 to present) President (2000 to present) of David Cronheim Mortgage Company, a privately-owned real estate investment banker. Executive Vice President (1997 to present) of Cronheim Management Services, Inc., a real estate management firm. Executive Vice President (1989 to present) and General Counsel (1983 to present) of David Cronheim Company, a real estate brokerage firm; Director, Chairman of Compensation Committee and Audit Committee (2000 to November 2013) of Hilltop Community Bank. Mr. Cronheim’s extensive experience in real estate management and the mortgage industry is primary, among other reasons, why Mr. Cronheim serves on our Board.

			1989	I
Catherine B. Elflein	53	Independent Director. Certified Public Accountant. Senior Director – Risk Management (2006 to present) at Celgene Corporation, a biopharmaceutical company; Controller of Captive Insurance Companies (2004 to 2006) and Director – Treasury Operations (1998 to 2004) at Celanese Corporation. Ms. Elflein’s extensive experience in accounting, finance and risk management is primary, among other reasons, why Ms. Elflein serves on our Board.	2007	III
Brian H. Haimm	45	Independent Director. Chief Financial Officer and Chief Operating Officer (2006 to present) of Ascend Capital, a private equity firm. Mr. Haimm’s extensive experience in accounting, finance and the real estate industry is the primary reason, among others, why Mr. Haimm serves on our Board.	2013	II
59

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Neal Herstik	55	Independent Director. Attorney at Law, Gross, Truss & Herstik, PC (1997 to present). Mr. Herstik’s extensive legal experience and experience in the real estate industry are primary, among other reasons, why Mr. Herstik serves on our Board.	2004	II
Matthew I. Hirsch	55	Independent Director. Attorney at Law (1985 to present) Law Office of Matthew I. Hirsch; Adjunct Professor of Law, Widener University School of Law (1993 to present). Director (2013 to present) of UMH Properties, Inc., an affiliated company. Mr. Hirsch’s experience with real estate transactions, legal issues relating to real estate and the real estate industry are primary, among other reasons, why Mr. Hirsch serves on our Board.	2000	II
Eugene W. Landy	80	Founder and Chairman of the Board (1968 to present), President and Chief Executive Officer (1968 to April 2013) and Director. Attorney at Law. Partner of the Law Firm of Landy & Landy; Chairman of the Board (1995 to present), Director (1969 to present) and President (1969 to 1995) of UMH Properties, Inc., an affiliated company. As our Founder and Chairman, Mr. Landy’s unparalleled experience in real estate investing is primary, among other reasons, why Mr. Landy serves on our Board.	1968	III
Michael P. Landy	52

President and Chief Executive Officer (April 2013 to present) and Director. Chief Operating Officer (2011 to April 2013), Executive Vice President (2009 to 2010), Executive Vice President-Investments (2006 to 2009), and Vice President-Investments (2001 to 2006). Director (2011 to present), Executive Vice President (2010 to 2012) and Vice President-Investments (2001 to 2010) of UMH Properties, Inc., an affiliated company. Member of New York University’s REIT Center Board of Advisors (2013 to present). Mr. Landy’s role as our President and Chief Executive Officer and extensive experience in real estate finance, investment, capital markets and operations management are primary, among other reasons, why Mr. Landy serves on our Board.

			2007	III

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Samuel A. Landy	54	Director. Attorney at Law (1985 to present), Partner of the Law firm of Landy & Landy; President and Chief Executive Officer (1995 to present), Vice President (1991 to 1995) and Director (1992 to present) of UMH Properties, Inc., an affiliated company. Mr. Landy’s extensive experience in real estate investment and REIT leadership is primary, among other reasons, why Mr. Landy serves on our Board.	1989	III
Kevin S. Miller	45

Chief Financial Officer (July 2012 to present) and Chief Accounting Officer (May 2012 to present). Certified Public Accountant. Assistant Controller and Assistant Vice-President (2005 to May 2012) of Forest City Ratner, a real estate developer, owner and operator and a wholly-owned subsidiary of a publicly-held company, Forest City Enterprises, Inc.

			N/A	N/A
Allison Nagelberg	49	General Counsel (2000 to present). Attorney at Law (1989 to present). General Counsel (2000 to 2013) of UMH Properties, Inc., an affiliated company.	N/A	N/A
Scott Robinson	44	Lead Independent Director. Managing Director, Oberon Securities (2014 to Present). Director, The REIT Center at New York University (2008 to present); Member of New York University’s REIT Center Board of Advisors (2013 to present). Managing Partner, Cadence Capital Group (2009 to 2013); Vice President, Citi Markets and Banking (2006 to 2008) at Citigroup; Senior REIT and CMBS analyst at Standard & Poor’s, (1998 to 2006). Mr. Robinson’s extensive experience in real estate finance and investment is primary, among other reasons, why Mr. Robinson serves on our Board.	2005	I
Stephen B. Wolgin	60

Independent Director. Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New Jersey. Partner with the Logan Equity Distressed Fund (2007 to present). Director (2007 to present) of UMH Properties, Inc., an affiliated company. Prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis. Mr. Wolgin’s extensive experience as a real estate and finance consultant and experience in the real estate industry are primary, among other reasons, why Mr. Wolgin serves on our Board.

			2003	II

(1)	Class III, I, and II Directors have terms expiring at the annual meetings of the Company’s shareholders to be held in 2015, 2016 and 2017, respectively, and when their respective successors are duly elected and qualify.
61

Family Relationships

There are no family relationships between any of the directors or executive officers, with the exception of Samuel A. Landy and Michael P. Landy who are the sons of the Company’s Founder, Eugene W. Landy, who is the Chairman of the Board and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The members of the audit committee are Brian H. Haimm (Chairman), Catherine B. Elflein, Stephen B. Wolgin, Matthew I. Hirsch and Scott Robinson. The Company’s Board has determined that Brian H. Haimm, Catherine B. Elflein, Scott L. Robinson and Stephen B. Wolgin are audit committee financial experts and that all members of the audit committee are independent as required by the listing standards of the NYSE. The audit committee operates under the Audit Committee Charter which can be found at the Company’s website at www.mreic.com. The charter is reviewed annually for adequacy.

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

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the Committee) of the Board has been appointed to discharge the Board's responsibilities relating to the compensation of the Company's executive officers. The Committee has the overall responsibility for approving and evaluating the executive officer compensation plan, policies and programs of the Company. The Committee's primary objectives include serving as an independent and objective party to review such compensation plan, policies and programs. The Compensation Committee has not retained or obtained the advice of a compensation committee consultant for determining or recommending the amount of executive or director compensation.

Throughout this report, the individuals who served as the Company’s Chairman of the Board and the President and Chief Executive Officer and other Officers during fiscal 2014 included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the named executive officers.

Compensation Philosophy and Objectives

The Committee believes that a well-designed compensation program should align the goals of the President and Chief Executive Officer with the goals of the shareholders, and that a significant part of the executives’ compensation, over the long term, should be dependent upon the value created for shareholders. In addition, all executives should be held accountable through their compensation for the performance of the Company, and compensation levels should also reflect the executives’ individual performance in an effort to encourage increased individual contributions to the Company's performance. The compensation philosophy, as reflected in the Company's employment agreements with its executives, is designed to motivate executives to focus on operating results and create long-term shareholder value by:

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

The Committee believes that each of the above factors is important when determining compensation levels for named executive officers. The Committee reviews and approves the employment contracts for the Chairman of the Board and the President and Chief Executive Officer, and other named executive officers, including performance goals and objectives. The Committee annually evaluates performance of the executive officers in light of those goals and objectives. The Committee considers the Company's performance, relative shareholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to the named executive officers in prior years. The Company uses the annual Compensation Survey published by NAREIT as a guide to setting compensation levels. Participant company data is not presented in a manner that specifically identifies any named individual or company. This survey details compensation by position type and company size with statistical salary and bonus information for each position. The Compensation Committee compares the Company’s salary and bonus amounts to the ranges presented for reasonableness. The Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to executives to meet or exceed established goals.

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

Role of Grants of Stock Options and Restricted Stock in Compensation Analysis

The Committee views the grant of stock options and restricted stock awards as a form of long-term compensation. The Committee believes that such grants promote the Company's goal of retaining key employees, and align the key employees’ interests with those of the Company's shareholders from a long-term perspective. The number of options or shares of restricted stock granted to each employee is determined by consideration of various factors including but not limited to the employees’ contribution, title, responsibilities, and years of service.

Role of Employment Agreements in Determining Executive Compensation

Each of the Company's currently employed named executive officers is a party to an employment agreement. These agreements provide for base salaries, bonuses and customary fringe benefits. The key elements of the Company’s compensation program for the named executive officers are base salary, bonuses, stock options and perquisites and other benefits. Each of these is addressed separately below. In determining initial compensation, the Committee considers all elements of a named executive officer’s total compensation package in comparison to current market practices and other benefits.

Shareholder Advisory Vote

One way to determine if the Company’s compensation program reflects the interests of shareholders is through their non-binding vote. At the Annual Meeting of Shareholders held on May 13, 2014, the Company’s shareholders approved by their advisory vote the compensation of the named executive officers.

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

Bonuses

In addition to the provisions for base salaries under the terms of their employment agreements, the Chairman of the Board, and the President and Chief Executive Officer, are entitled to receive annual cash bonuses for each year during the terms of each respective agreement. These bonuses are based on the achievement of certain performance goals set by the Committee as described below.

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

(1)	Provided that FFO is in excess of the dividend

In addition to its determination of the executives’ individual performance levels for 2014, the Committee also compared the executives’ total compensation for 2014 to that of similarly-situated personnel in the REIT industry using the NAREIT Compensation Survey described above.

Bonuses awarded to the other named executive officers are recommended by the Chairman of the Board and the President and Chief Executive Officer and are approved by the Committee. The Committee believes that short-term rewards in the form of cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and performance of the Company and the performance of the individual, which may include comparing such individual’s performance to the preceding year, reviewing the breadth and nature of the senior executives’ responsibilities and valuing special contributions by each such individual. In evaluating the performance of the Company annually, the Committee considers a variety of factors, including, among others, Funds From Operations (FFO), Adjusted Funds From Operations (AFFO), net income, growth in asset size, amount of space under lease and total return to shareholders. The Company considers FFO to be an important measure of an equity REIT’s operating performance and has adopted the definition suggested by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO to mean net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus real estate related depreciation and amortization. The Company defines AFFO as FFO plus acquisition costs less recurring capital expenditures and excluding the following: lease termination income, gains or losses on securities transactions, stock compensation expense, amortization of financing and leasing costs, and straight line rent adjustments. The Company considers FFO and AFFO to be meaningful additional measures of operating performance, primarily because they exclude the assumption that the value of its real estate assets diminishes predictably over time and because industry analysts have accepted these as performance measures.

Other factors considered include the employee’s title and years of service. The employee’s title generally reflects the employee’s responsibilities and the employee’s years of service may be considered in determining the level of bonus in comparison to base salary. The Committee has declined to use specific performance formulas with respect to the other named executive officers, believing that with respect to Company performance, such formulas do not adequately account for many factors, including, among others, the relative performance of the Company compared to its competitors during variations in the economic cycle, and that with respect to individual performance, such formulas are not a substitute for the subjective evaluation by the Committee of a wide range of management and leadership skills of each of the senior executives.

Stock Options and Restricted Stock

The employment agreement for the Chairman of the Board states that he will receive stock options to purchase 65,000 shares annually. For the other senior executives, the Chairman of the Board and the President and Chief Executive Officer make a recommendation to the Committee of specific stock option or restricted stock grants. In making its decisions, the Committee does not use an established formula or focus on a specific performance target. The Committee recognizes that often outside forces beyond the control of management, such as economic conditions, changing leasing and real estate markets and other factors, may contribute to less favorable near term results even when sound strategic decisions have been made by the senior executives to position the Company for longer term profitability. Thus, the Committee also attempts to identify whether the senior executives are exercising the kind of judgment and making the types of decisions that will lead to future growth and enhanced asset value, even if the same are difficult to measure on a current basis. For example, in determining appropriate stock option and restricted stock awards, the Committee considers, among other matters, whether the senior executives have executed strategies that will provide adequate funding or appropriate borrowing capacity for future growth, whether acquisition and leasing strategies have been developed to ensure a future stream of reliable and increasing revenues for the Company, whether the selection of properties, tenants and tenant mix evidence appropriate risk management, including risks associated with real estate markets and tenant credit, and whether the administration of staff size and compensation appropriately balances the current and projected operating requirements of the Company with the need to effectively control overhead costs.

In fiscal 2014, the Committee received the recommendations from the Chairman of the Board and the President and Chief Executive Officer for the amount of restricted stock and cash bonuses to be awarded. The factors that were considered in awarding the restricted stock and cash bonuses included the following progress that was made by the Company due to the efforts of management:

•	Achieved over $1 billion in total market capitalization resulting in year over year growth of 27% in fiscal 2014
•	Achieved over 11 million total rentable square feet resulting in year over year growth of 17% in fiscal 2014
•	Generated 13% year over year AFFO per share growth in fiscal 2014
•	Raised approximately $65.1 million (net of underwriting discounts and all other transaction costs) through a public offering of 8,050,000 shares of the Company’s Common Stock
•	Located and acquired six industrial properties as per its investment strategy without placing undue burden on liquidity
•	Entered into commitments to acquire thirteen industrial properties in fiscal 2015 and fiscal 2016 of which four were acquired during the first quarter of fiscal 2015 to date
•	Completed seven property expansions totaling $31.2 million during the fiscal years ended September 30, 2013 and 2014 and are in the process of completing four additional property expansions totaling $14.4 million which are expected to be completed during the remainder of fiscal 2015
•	Raised approximately $38.1 million through the DRIP during fiscal 2014
•	Renewed four out of six leases that expired in fiscal 2014 on favorable terms and re-leased one of the remaining two leases that expired in fiscal 2014 to a new tenant on favorable terms
•	Continued its conservative approach to management of the properties and maintained its cash distributions to shareholders
•	Managed general and administrative costs to an appropriate level

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

Perquisites and Other Personal Benefits

The Company's employment agreements provide the named executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to the named executive officers.

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive, spouse and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on terms no less favorable than applicable to any other executive; and supplemental disability insurance, at the Company's cost, as agreed to by the Company and the named executive officer. Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended September 30, 2014, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

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

Evaluation

Mr. Eugene Landy is employed under an Amended Employment Agreement with the Company. In January 2014, based on the Committee’s evaluation of his performance, his base compensation under his amended contract was increased from $275,000 to $385,000 per year.

In evaluating Mr. Eugene Landy’s leadership performance, during 2010, the Committee awarded Mr. Eugene Landy an Outstanding Leadership Achievement Award (the Award) in the amount of $300,000 per year for the three fiscal years ended September 30, 2010, 2011 and 2012. This Award was to recognize Mr. Eugene Landy’s exceptional leadership as President and Chief Executive Officer for over 40 years.

In evaluating Mr. Eugene Landy’s eligibility for an annual bonus, the Committee used the bonus schedule included in Mr. Eugene Landy’s Amended Employment Agreement as a guide.

Mr. Michael Landy was appointed the Company’s President and Chief Executive Officer on April 9th, 2013. In September 2013, based on his promotion, as well as the Committee’s evaluation of his performance, his base compensation under his new employment agreement (dated September 23, 2013) was increased from $330,750 to $500,000 per year, effective October 1, 2013.

In evaluating Mr. Michael Landy’s eligibility for an annual bonus, the Committee used the bonus schedule included in Mr. Michael Landy’s employment agreement as a guide.

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

Compensation Committee:

Stephen B. Wolgin

Matthew I. Hirsch

Summary Compensation Table

The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 2014, 2013, and 2012 to the named executive officers. There were no other executive officers whose aggregate compensation allocated to the Company for fiscal 2014 exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards (4)	Option Awards ($) (5)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene W. Landy	2014	$357,500	$117,500 (8)	$-0-	$34,549	$30,625 (1)	$42,000 (2)	$582,174
Chairman of the Board	2013	275,000	-0-	-0-	39,991	59,838 (1)	36,750 (2)	411,579
	2012	275,000	390,000	210,510	31,850	59,109 (1)	27,250 (2)	993,719

Michael P. Landy	2014	$500,000	$142,500 (8)	$-0-	$-0-	$-0-	$55,200 (3)	$697,700
President and Chief Executive	2013	326,813	67,500	-0-	-0-	-0-	48,350 (3)	442,663
Officer	2012	307,527	266,449	126,560	-0-	-0-	39,066 (3)	739,602

Kevin S. Miller (6)	2014	$228,250	$67,500	$101,900	$-0-	$-0-	$9,460	$407,110
Chief Financial and	2013	215,000	67,500	98,700	-0-	-0-	1,260	382,460
Accounting Officer	2012	76,923	-0-	-0-	-0-	-0-	-0-	$76,923

Allison Nagelberg (7)	2014	$252,656	$52,500	$-0-	$-0-	$-0-	$7,140	$312,296
General Counsel	2013	181,563	50,000	-0-	-0-	-0-	-0-	231,563
	2012	116,016	35,000	87,400	-0-	-0-	-0-	238,416

Notes:

(1)	Accrual for pension and other benefits of $30,625, $59,838 and $59,109 for fiscal 2014, 2013 and 2012, respectively, in accordance with Mr. Landy’s employment agreement.
(2)	Represents Director’s fees of $42,000, $36,750 and $27,250 for fiscal 2014, 2013 and 2012, respectively, paid to Mr. Landy.
(3)	Represents Director’s fees of $42,000, $36,750 and $27,250 in fiscal 2014, 2013 and 2012, respectively, and fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer and reimbursement of a disability policy. Prior to July 1, 2012, approximately 25% for fiscal 2012 and 30% for fiscal 2011 of this employee’s salary compensation cost was allocated to and reimbursed by UMH, pursuant to a cost sharing agreement between the Company and UMH. As of July 1, 2012, 100% of salary compensation has been paid by the Company.
(4)	The values were established based on the number of shares granted as follows, for fiscal 2014, 7/5/14 - $10.19, for fiscal 2013, 7/5/13 - $9.87 and for fiscal 2012, 9/14/12 - $11.56 and 9/6/12 - $11.50.
(5)	The fair value of the stock option grant was based on the Black-Scholes valuation model. See Note 10 to the Consolidated Financial Statements for assumptions used in the model. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.
(6)	Kevin S. Miller’s employment with the company commenced in May 2012.
69

(7)	Allison Nagelberg, the Company’s General Counsel, was an employee of UMH through December 31, 2013. During the 1st quarter of fiscal 2014 and during fiscal years 2013 and 2012, approximately 70%, 70% and 50%, respectively, of her salary compensation cost was allocated to and reimbursed by the Company for her services, pursuant to a cost sharing arrangement between the Company and UMH. Effective January 1, 2014, Ms. Nagelberg became an employee of MREIC and her salary is no longer allocated between UMH and the Company.
(8)	Includes a $90,000 bonus for Mr. Eugene W. Landy and a $60,000 bonus for Mr. Michael P. Landy that was accrued as of September 30, 2014 and paid in October 2014, for exceeding the achievement goal specified in their respective employment agreements for the increase in the Company’s growth in equity market capitalization of over 20%.

Stock Compensation Plan

On July 26, 2007, the 2007 Stock Option and Stock Award Plan (the 2007 Plan) was approved by the shareholders authorizing the grant to officers, directors and key employees, of options to purchase up to 1,500,000 shares of common stock. On May 6, 2010, the shareholders approved an amendment and restatement of the 2007 Plan. The amendment and restatement made two significant changes: (1) the inclusion of directors as participants in the 2007 Plan, and (2) the ability to grant restricted stock to Directors, officers and key employees. The amendment and restatement also made other conforming, technical and other minor changes. The amendment also makes certain modifications and clarifications, including concerning administration and compliance with applicable tax rules, such as Section 162(m) of the Internal Revenue Code.

Grants of Plan-Based Awards

Options to purchase 65,000 shares were granted in 2014 and options to purchase 164,170 shares were exercised during fiscal 2014. During fiscal 2014, 10,000 shares of restricted common stock were granted at a grant date fair value of $10.19 per share. As of September 30, 2014, the number of shares remaining for future grant of stock options or restricted stock under the 2007 Plan is 669,646.

Options may be granted under the 2007 Plan any time up through March 26, 2017. No option granted under the 2007 Plan shall be available for exercise beyond ten years. Generally, options are exercisable after one year from the date of grant. The option price under the 2007 Plan may not be below the fair market value at date of grant. Canceled or expired options are added back to the “pool” of shares available under the 2007 Plan.

Under the 2007 Plan, the Compensation Committee determines the recipients of restricted stock awards; the number of restricted shares to be awarded; the length of the restricted period of the award; the restrictions applicable to the award including, without limitation, the employment or retirement status of the participant; rules governing forfeiture and restrictions applicable to any sale, assignment, transfer, pledge or other encumbrance of the restricted stock during the restricted period; and the eligibility to share in dividends and other distributions paid to the Company’s shareholders during the restricted period. The maximum number of shares underlying restricted stock awards that may be granted in any one fiscal year to a participant is 100,000.

All restricted stock awards granted during fiscal year 2014 vest over five years. The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of restricted stock and individual grants of stock options made under the 2007 Plan during the fiscal year ended September 30, 2014:

Name	Grant Date	Number of Shares of Restricted Stock	Number of Shares Underlying Options	Exercise Price of Option Award or Fair Value Per Share at Grant Date of Restricted Stock Award	Grant Date Fair Value
Eugene W. Landy	01/03/14	-0-	65,000 (1)	$8.94	$34,549 (2)
Kevin S. Miller	07/05/14	10,000	-0-	10.19	101,900
Michael P. Landy	-	-0-	-0-	-0-	-0-
Allison Nagelberg	-	-0-	-0-	-0-	-0-

(1)	These options expire 8 years from grant date.
(2)	This value was established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model: expected volatility of 19.07%; risk-free interest rate of 2.45%; dividend yield of 6.71%; expected life of options of 8 years; and -0- estimated forfeitures. The fair value per share granted was $0.53. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

Option Exercises and Stock Vested

The following table sets forth summary information concerning option exercises and vesting of restricted stock awards for each of the named executive officers during the fiscal year ended September 30, 2014:

Fiscal Year Ended September 30, 2014
	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($)
Eugene W. Landy	65,000	$122,850	12,554	$131,715(2)
Michael P. Landy	25,000	61,750	6,900	72,369(3)
Allison Nagelberg	-0-	-0-	4,824	50,714(4)
Kevin S. Miller	-0-	-0-	2,141	21,817(5)

(1)	Value realized based on the difference between the closing price of the shares on the NYSE as of the date of exercise less the exercise price of the stock option.
(2)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 4,439 shares vested on 7/5/14 at $10.19 per share, 3,997 shares vested on 8/2/14 at $10.42 per share, 3,894 shares vested on 9/6/14 at $10.93 per share and 224 shares vested on 9/14/14 at $10.14 per share.
(3)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 2,669 shares vested on 7/5/14 at $10.19 per share, 1,756 shares vested on 8/2/14 at $10.42 per share, 2,251 shares vested on 9/6/14 at $10.93 per share and 224 shares vested on 9/14/14 at $10.14 per share.
(4)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 1,844 shares vested on 7/5/14 at $10.19 per share, 1,270 shares vested on 8/2/14 at $10.42 per share and 1,710 shares vested on 9/6/14 at $10.93 per share.
(5)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 2,141 shares vested on 7/5/14 at $10.19 per share.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options and restricted stock outstanding at September 30, 2014:

Fiscal Year Ended September 30, 2014
	Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option exercise price ($)	Option expiration date	Number of Shares That Have Not Vested	Market Value Of Shares that Have Not Vested (2)
Eugene W. Landy					26,769 (3)	$270,902
	-0-	65,000 (1)	$8.94	01/03/22
	65,000	-0-	10.46	01/03/21
	65,000	-0-	9.33	01/03/20
	65,000	-0-	8.72	01/03/19
	65,000	-0-	7.22	01/05/18
	65,000	-0-	7.25	10/20/16
	65,000	-0-	8.22	12/12/15
	16,375	-0-	8.05	01/22/15
Michael P. Landy					15,258 (4)	$154,411
	25,000	-0-	$7.25	10/20/16
	25,000	-0-	7.80	03/10/16
	9,825	-0-	8.05	01/22/15
Allison Nagelberg	-0-	-0-	-0-	-	10,620 (5)	$107,474

Kevin S. Miller	-0-	-0-	-0-	-	18,847 (6)	$190,732

(1)	These options will become exercisable on January 3, 2015.
(2)	Based on the closing price of our common stock on September 30, 2014 of $10.12. Restricted stock awards vest over 5 years.
(3)	5,151 shares vest on August 2, 2015, 9,014 shares vest 1/2 on July 5th over the next 2 years, 11,918 shares vest 1/3rd on September 6th over the next 3 years and 686 shares vest 1/3rd on September 14th over the next 3 years.
(4)	2,263 shares vest on August 2, 2015, 5,419 shares vest 1/2 on July 5th over the next 2 years, 6,890 shares vest 1/3rd on September 6th over the next 3 years and 686 shares vest 1/3rd on September 14th over the next 3 years.
(5)	1,638 shares vest on August 2, 2015, 3,745 shares vest 1/2 on July 5th over the next 2 years, and 5,237 shares vest 1/3rd on September 6th over the next 3 years.
(6)	10,151 shares vest 1/5th on July 5th over the next 5 years, 8,696 shares vest 1/4th on July 5th over the next 4 years.

Employment Agreements

Eugene W. Landy, the Company’s Chairman of the Board, executed an Employment Agreement on December 9, 1994, which was amended on June 26, 1997 (the “First Amendment”), on November 5, 2003 (the “Second Amendment”), on April 1, 2008 (the “Third Amendment”), on July 1, 2010 (the “Fourth Amendment”), on April 25, 2013 (the “Fifth Amendment”), and on December 20, 2013 (the “Sixth Amendment”) – collectively, the “Amended Employment Agreement”.  Pursuant to the Amended Employment Agreement, Mr. Eugene Landy’s base salary was $275,000 per year through December 31, 2013 and $385,000 per year, effective January 1, 2014.  He is entitled to receive pension payments of $50,000 per year through 2020; in fiscal 2014, the Company accrued $30,625 in additional compensation expense related to the pension benefits. Mr. Eugene Landy was awarded an Outstanding Leadership Achievement Award in the amount of $300,000 per year for three years for a total of $900,000, which has been fully paid to him during the fiscal years ended 2010, 2011 and 2012. Mr. Eugene Landy’s incentive bonus schedule is detailed in the Fourth Amendment and is based on progress toward achieving certain target levels of growth in market capitalization, funds from operations and dividends per share.  Pursuant to the Amended Employment Agreement, Mr. Eugene Landy will receive each year, an option to purchase 65,000 shares of the Company’s common stock.  Mr. Eugene Landy is entitled to five weeks paid vacation annually, and he is entitled to participate in the Company’s employee benefits plans.

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

Effective January 1, 2009, the Company and Michael P. Landy, Executive Vice President, entered into a three-year employment agreement, under which Mr. Michael Landy received an annual base salary of $190,575 for calendar year 2009 with increases of 5% for each of calendar years 2010 and 2011, plus bonuses and customary fringe benefits.   On January 13, 2011, Mr. Michael Landy was appointed Chief Operating Officer.  Effective January 19, 2011, Mr. Michael Landy’s employment contract with the Company was amended to increase his base salary for calendar year 2011 to $285,109 annually.   Effective January 1, 2012, the Company and Michael P. Landy entered into a three-year employment agreement, under which Mr. Landy received an annual base salary of $315,000 for calendar year 2012 with increases of 5% for each of calendar years 2013 and 2014, plus bonuses and customary fringe benefits.  Effective April 9, 2013, Michael P. Landy was appointed President and Chief Executive Officer.  Effective October 1, 2013, the Company and Michael P. Landy entered into a three-year employment agreement, under which Mr. Landy received an annual base salary of $500,000 for fiscal year 2014 with increases of 5% for each of fiscal years 2015 and 2016, plus bonuses and customary fringe benefits. Mr. Landy’s incentive bonus schedule is based on progress toward achieving certain target levels of growth in market capitalization, adjusted funds from operations and dividends per share.  Mr. Landy also receives four weeks’ vacation, annually.  The Company reimburses Mr. Landy for the cost of a disability insurance policy such that, in the event of Mr. Landy’s disability for a period of more than 90 days, Mr. Landy will receive benefits up to 60% of his then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Landy may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Landy shall be entitled to the greater of the base salary due under the remaining term of the agreement or two years’ compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Prior to July 1, 2012, approximately 25% of Mr. Landy’s compensation was allocated to UMH pursuant to a cost sharing agreement between the Company and UMH.  Effective July 1, 2012, 100% of Mr. Landy’s compensation has been allocated to the Company.

Effective January 1, 2013, the Company and Kevin S. Miller, Chief Financial and Accounting Officer, entered into a three-year employment agreement, under which Mr. Miller received an annual base salary of $220,000 for calendar year 2013 with increases of 5% for each of calendar years 2014 and 2015, plus bonuses and customary fringe benefits.  Mr. Miller also receives four weeks’ vacation, annually.  The Company reimburses Mr. Miller for the cost of a disability insurance policy such that, in the event of Mr. Miller’s disability for a period of more than 90 days, Mr. Miller will receive benefits up to 60% of his then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Miller will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Miller may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Miller shall be entitled to one year’s base salary at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2014, the Company and Allison Nagelberg, General Counsel, entered into a three-year employment agreement, under which Ms. Nagelberg receives an annual base salary of $275,625 for calendar year 2014, $325,000 for calendar year 2015, and $341,250 for calendar year 2016, plus bonuses and customary fringe benefits.  Ms. Nagelberg also receives four weeks’ vacation, annually.  The Company reimburses Ms. Nagelberg for the cost of a disability insurance policy such that, in the event of Ms. Nagelberg’s disability for a period of more than 90 days, Ms. Nagelberg will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Ms. Nagelberg will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Ms. Nagelberg may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Nagelberg shall be entitled to the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement. Prior to January 1, 2014, approximately 30% of Ms. Nagelberg’s compensation was allocated to UMH pursuant to a cost sharing agreement between the Company and UMH.  Effective January 1, 2014, 100% of Ms. Nagelberg’s compensation has been allocated to the Company.

Potential Payments upon Termination of Employment or Change-in-Control

Under the employment agreements with our President and Chief Executive Officer and the other named executive officers listed below, our President and Chief Executive Officer and such other named executive officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control). These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur.  The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at September 30, 2014.

	Voluntary Resignation on 9/30/14	Termination Not for Cause Or Good Reason Resignation on 9/30/14	Termination For Cause on 9/30/14 (1)	Termination Not for Cause or Good Reason Resignation (After a Change-in-Control) on 9/30/14	Disability/ Death on 9/30/14
Eugene W. Landy	$525,203 (2)	$525,203 (2)	$7,404	$3,025,203 (3)	$1,180,203 (4)
Michael P. Landy	1,076,250 (5)	1,076,250 (5)	9,615	1,076,250 (5)	1,076,250 (5)
Kevin S. Miller	239,663 (6)	239,663 (6)	4,442	239,663 (6)	239,663 (6)
Allison Nagelberg	735,156 (7)	735,156 (7)	5,300	735,156 (7)	735,156 (7)

(1)	Consists of accrued vacation time.
(2)	Consists of severance payments of $500,000, payable $100,000 per year for 5 years plus the estimated cost of continuation of benefits for one year following termination and accrued vacation.
(3)	Mr. Eugene W. Landy shall receive a lump-sum payment of $2,500,000 in the event of a change in control, provided that the sale price of the Company is at least $10 per share of common stock. In addition, if Mr. Eugene W. Landy’s employment agreement is terminated, he receives severance payments of $500,000, continuation of benefits for one year following termination and accrued vacation.
(4)	In the event of a disability, as defined in the agreement, Mr. Eugene W. Landy shall receive disability payments equal to his base salary for a period of three years, continuation of benefits for one year following termination and accrued vacation. He has a death benefit of $500,000 payable to Mr. Eugene W. Landy’s beneficiary.
(5)	Payments are calculated based on Mr. Michael P. Landy’s contract, which is the greater of the base salary due under the remaining term of the agreement or two years’ compensation at the date of termination.
(6)	Payments are calculated based on Mr. Kevin S. Miller’s contract, which is one year’s base salary.
(7)	Payments are calculated based on Ms. Allison Nagelberg’s contract which is the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination.

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

Effective September 1, 2013, Directors received a fee of $4,000 for each Board meeting attended, $500 for each Board phone meeting attended, and an additional fixed annual fee of $26,000 payable quarterly. Directors appointed to board committees receive $1,200 for each committee meeting attended. Effective January 1, 2015, the Directors annual fee will be increased to from $26,000 to $31,000. All other fees will remain the same.

The table below sets forth a summary of director compensation for the fiscal year ended September 30, 2014:

				Total Fees
	Annual Board	Meeting	Committee	Earned or Paid
	Cash Retainer	Fees	Fees	in Cash
Director	($)	($)	($)	($)
Anna T. Chew	26,000	16,000	-0-	$42,000
Daniel D. Cronheim	26,000	16,000	-0-	$42,000
Catherine B. Elflein (3)	26,000	16,000	5,300	$47,300
Brian Haimm (2)(3)	26,000	16,000	5,300	$47,300
Neal Herstik (5)	26,000	16,000	-0-	$42,000
Matthew I. Hirsch (2)(3)(4)(5)	26,000	16,000	5,300	$47,300
Charles Kaempffer (1)	26,000	16,000	4,800	$46,800
Samuel A. Landy	26,000	16,000	-0-	$42,000
Scott L. Robinson (3)(6)	26,000	16,000	6,300	$48,300
Eugene Rothenberg (1)	26,000	16,000	-0-	$42,000
Stephen B. Wolgin (2)(3)(4)(5)	26,000	16,000	6,300	$48,300
Total	$286,000	$176,000	$33,300	$495,300

As of September 30, 2014, the aggregate number of unvested restricted shares of stock held by each director was as follows: Ms. Chew - 12,424; Mr. Cronheim - 1,180; Ms. Elfein - 1,180; Mr. Herstik - 1,180; Mr. Hirsch – 1,180; Mr. S. Landy – 1,180; Mr. Robinson – 1,180; Mr. Rothenberg – 1,180 and Mr. Wolgin – 1,180.

1)	Emeritus directors are retired directors who have a standing invitation to attend Board of Directors meetings but are not entitled to vote on board resolutions. However, they receive directors’ fees for participation in the board meetings.
2)	These directors acted as lead directors when attending the Company’s Committee meetings.
3)	The Audit Committee for 2014 consists of Mr. Haimm (Chairman), Mr. Hirsch, Mr. Wolgin, Mr. Robinson and Ms. Elflein. The board had determined that Mr. Wolgin, Mr. Robinson, Mr. Haimm and Ms. Elflein are considered “audit committee financial experts” within the meaning of the rules of the SEC and are “financially literate” within the meaning of the listing requirements of the NYSE.
4)	Mr. Hirsch and Mr. Wolgin (Chairman) are members of the Compensation Committee.
5)	Mr. Herstik, Mr. Hirsch (Chairman), and Mr. Wolgin are members of the Nominating Committee.
6)	Mr. Robinson is the Lead Independent Director whose role is to preside over the executive sessions of the non-management directors.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific agreements described above, the Company does not have a pension or other post-retirement plans in effect for officers, directors or employees or a nonqualified deferred compensation plan. The present value of accumulated benefit of contractual pension benefits for Mr. Eugene W. Landy is $683,298 as of September 30, 2014. Payments made during the 2014 fiscal year were $50,000. He is entitled to receive pension payments of $50,000 per year through 2020. The Company’s employees may elect to participate in the 401(k) plan of UMH Properties, Inc.

Other Information

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and Cronheim Management Services (CMS). Daniel Cronheim received $42,000, $36,750 and $27,250 for Director’s fees in 2014, 2013 and 2012, respectively. Cronheim received $-0-, $-0- and $15,950 in lease commissions in 2014, 2013 and 2012, respectively. The David Cronheim Mortgage Corporation, an affiliated company of CMS, received $140,000, $241,500 and $161,000 in mortgage brokerage commissions in 2014, 2013 and 2012, respectively.

The Company was subject to a management contract with CMS for a fixed annual fee of $380,000 through January 31, 2012 and a fixed annual fee of $410,000 through July 31, 2012. During fiscal year 2012 the Company also agreed to reimburse CMS for fees paid to subagents. CMS provided sub-agents as regional managers for the

Company’s properties. The Company paid CMS management fees of $562,452 for fiscal 2012 for the management of the properties subject to the management contract. Effective August 1, 2012, the Company’s management contract with CMS terminated and the Company became a fully integrated and self-managed real estate company.

From August 1, 2012 through September 30, 2014, the Company compensated Robert Cronheim, (a Real Estate Advisor and the father of Daniel D. Cronheim), $8,333 per month in recognition of his services for past years and continued advice and insight.

Compensation Committee Interlocks and Insider Participation

During fiscal 2014, the Compensation Committee consisted of Messers. Hirsch and Wolgin. No member of the Compensation Committee is a current or former officer or employee of the Company. In fiscal 2014, none of our executive officers served on the compensation committee of any entity, or board of directors of any entity that did not have a compensation committee, that had one or more of its executive officers serving on our Compensation Committee. The members of the Compensation Committee did not otherwise have any relationships requiring related-party disclosure in the Company’s Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of the Company’s common stock (the Shares) as of September 30, 2014 by:

•	each person known by the Company to beneficially own more than five percent of the Company’s outstanding shares;
•	the Company’s directors;
•	the Company’s executive officers; and
•	all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power over the shares indicated and that person’s address is c/o Monmouth Real Estate Investment Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728. In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of September 30, 2014 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Shares Outstanding (2)
Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, PA 19355	5,418,925	(3)	9.51%
BlackRock Inc. 40 East 52nd Street New York, NY 10022	3,543,692	(4)	6.22%
Oakland Financial Corporation 34200 Mount Road Sterling Heights, MI 48310	3,072,440	(5)	5.39%
Anna T. Chew	357,414	(6)	*
Daniel D. Cronheim	168,583	(7)	*
Catherine B. Elflein	9,329	(8)	*
Brian Haimm	5,500		*
Neal Herstik	10,530	(9)	*
Matthew I. Hirsch	69,823		*
Eugene W. Landy	1,823,954	(10)	3.18%
Michael P. Landy	503,132	(11)	*
Samuel A. Landy	384,220	(12)	*
Kevin S. Miller	22,509	(13)	*
Allison Nagelberg	40,495	(14)	*
Scott Robinson	5,499		*
Katie Rytter	4,976	(15)	*
Stephen B. Wolgin	52,986	(16)	*
Directors and Officers as a group			6.01%

* Less than 1%.

Except as noted below, none of the shares have been pledged as collateral.

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)	Based on the number of Shares outstanding on September 30, 2014, which were 57,008,754.

(3)	Based on Schedule 13F filed with the SEC, Vanguard Group, Inc., as of September 30, 2014, owns 5,418,925 Shares.

(4)	Based on Schedule 13F filed with the SEC, BlackRock Inc., as of September 30, 2014, owns 3,543,692 Shares.

(5)	Based on Schedule 13D filed with the SEC, Oakland Financial Corporation (“Oakland”) and its subsidiaries, as of October 27, 2014, own 3,072,440 Shares; Oakland owns 8,459 Shares, Liberty Bell owns 634 Shares, Cherokee owns 2,866,735 Shares, Erie Manufactured Home Properties, LLC, owns 99,809 Shares, Apache Ventures, LLC, owns 96,711 Shares, and Matthew T. Moroun owns 92 Shares. This filing with the SEC by Oakland indicates that Oakland shares voting and dispositive power with respect to those specific Shares with Liberty Bell, Cherokee, Erie Manufactured Homes and Apache Ventures, all of which are wholly-owned subsidiaries of Oakland. Matthew T. Moroun is the Chairman of the Board and sole shareholder of Oakland, Liberty Bell, Cherokee, Erie Manufactured Homes, and Apache Ventures.

(6)	Includes (a) 230,640 Shares owned jointly with Ms. Chew’s husband; and (b) 26,774 Shares held in Ms. Chew’s 401(k) Plan. As a co-trustee of the UMH 401(k) Plan, Ms. Chew has shared voting power over the Shares held by the UMH 401(k) Plan. She, however, disclaims beneficial ownership of all of the Shares held by the UMH 401(k) Plan, except for the 26,774 Shares held by the UMH 401(k) Plan for her benefit. Includes 100,000 Shares issuable upon exercise of stock options.

(7)	Includes (a) 80,000 Shares held in a trust for Mr. Cronheim’s two minor family members, to which he disclaims any beneficial interest but he has sole dispositive and voting power and (b) 79,499 Shares pledged in a margin account.
78

(8)	Includes 3,500 Shares owned jointly with Ms. Elflein’s husband.

(9)	Includes 1,600 Shares owned by Mr. Herstik’s wife.

(10)	Includes (a) 97,913 Shares owned by Mr. Eugene Landy’s wife; (b) 225,427 Shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a trustee and has shared voting and dispositive power; (c) 192,294 Shares held in the Landy & Landy Employees’ Pension Plan over which Mr. Landy has shared voting and dispositive power; (d) 13,048 Shares held in Landy Investments Ltd., over which Mr. Landy has shared voting and dispositive power; (e) 131,200 Shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, over which Mr. Landy has shared voting and dispositive power; (f) 28,701 Shares in Juniper Plaza Associates over which Mr. Landy has sole voting and dispositive power; (g) 22,136 Shares held in Windsor Industrial Park Associates, over which Mr. Landy has shared voting and dispositive power; (h) 362,576 Shares pledged in a margin account; and (i) 344,116 Shares pledged as security for loans. Includes 406,375 Shares issuable upon the exercise of stock options.

(11)	Includes (a) 22,971 Shares owned by Mr. Michael Landy’s wife; (b) 134,078 Shares held in custodial accounts for Mr. Landy’s children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote; (c) Co-manager of 53,000 Shares held in EWL Grandchildren Fund, LLC; (d) 13,846 Shares held in the UMH 401(k) Plan; and (e) 107,150 Shares pledged in a margin account. Includes 59,825 Shares issuable upon the exercise of stock options.

(12)	Includes (a) 21,250 Shares owned by Mr. Samuel Landy’s wife; (b) 43,831 Shares held in a custodial account for Mr. Landy’s child under the New Jersey Uniform Transfers to Minors Act with respect to which he disclaims any beneficial interest but he has sole dispositive and voting power; (c) 22,379 Shares in the Samuel Landy Family Limited Partnership; (d) Co-manager of 53,000 Shares held in EWL Grandchildren Fund, LLC; (e) 40,332 Shares pledged in a margin account; (f) 182,086 Shares pledged as security for a loan and (g) 58,780 Shares held in the UMH 401(k) Plan. As a co-trustee of the UMH 401(k) Plan, Mr. Landy has shared voting power over the Shares held by the UMH 401(k) Plan. He, however, disclaims beneficial ownership of all of the Shares held by the UMH 401(k) Plan, except for the 58,780 Shares held by the UMH 401(k) Plan for his benefit.

(13)	Includes 220 Shares held in the UMH 401(k) Plan for Mr. Miller.

(14)	Includes (a) 1,000 Shares owned by Ms. Nagelberg’s husband; and (b) 1,463 Shares held in custodial accounts for Ms. Nagelberg’s children under the New Jersey Uniform Transfers to Minors Act with respect to which she disclaims any beneficial interest but she has sole dispositive and voting power.

(15)	Includes 281 Shares held in the UMH 401(k) Plan by the Company’s corporate controller, Ms. Rytter.

(16)	Includes (a) 2,280 Shares owned by Mr. Wolgin’s wife and (b) 27,268 Shares that have been pledged in a margin account. Mr. Wolgin also owns 10,000 Shares of the Series A preferred stock, which are pledged in a margin account and his wife holds 272 Shares of the Series A preferred stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company had a note receivable from Mr. Eugene W. Landy with a balance of $984,375 at September 30, 2011 which was included in Loans to Officers, Directors and Key Employees included under Shareholders’ Equity. This note was signed on April 30, 2002 and was fully repaid on April 11, 2012. The interest rate was fixed at 5.00% and the note was collateralized by 150,000 shares of the Company stock. The Company earned interest income on this note of $24,610 for the fiscal year ended September 30, 2012.

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and Cronheim Management Services (CMS). Daniel Cronheim received $42,000, $36,750 and $27,250 for Director’s fees in fiscal 2014, 2013 and 2012, respectively. Cronheim received $-0-, $-0- and $15,950 in lease commissions in fiscal 2014, 2013 and 2012, respectively. The David Cronheim Mortgage Corporation, an affiliated company of CMS, received $140,000, $241,500 and $161,000 in mortgage brokerage commissions in fiscal 2014, 2013 and 2012, respectively.

The Company was subject to a management contract with CMS for a fixed annual fee of $380,000 through January 31, 2012 and a fixed annual fee of $410,000 through July 31, 2012. During fiscal year 2012 the Company also agreed to reimburse CMS for fees paid to subagents. CMS provided sub-agents as regional managers for the Company’s properties. The Company paid CMS management fees of $562,452 for fiscal 2012 for the management of the properties subject to the management contract. Effective August 1, 2012, the Company’s management contract with CMS terminated and the Company became a fully integrated and self-managed real estate company.

From August 1, 2012 through September 30, 2014, the Company compensated Robert Cronheim, (a Real Estate Advisor and the father of Daniel D. Cronheim), $8,333 per month in recognition of his services for past years and continued advice and insight.

There are six Directors of the Company who are also Directors and shareholders of UMH. The Company holds common and preferred stock of UMH in its securities portfolio. See Note 7 of the Notes to the Consolidated Financial Statements included in this Form 10-K for current holdings.

The Company currently shares 1 officer (Chairman of the Board) and 2 additional employees (Controller and Director of Investor Relations) with UMH and effective January 1, 2015 the Company will reduce this number to 1 officer (Chairman of the Board) and 1 additional employee (Director of Investor Relations). Some general and administrative expenses, including office rent, are allocated between the Company and UMH based on use or services provided. Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each affiliated company. These allocations are reviewed by our audit committee. Shared expenses charged by UMH to the Company for the fiscal years ended September 30th were as follows:

	Fiscal year ended September 30,
	2014	2013	2012
Salaries	$98,239	$231,003	$217,422
Office Rent (1)	163,938	155,888	150,699
Other General and Administrative	132,750	201,561	140,699
Shared expenses billed from UMH	$394,927	$588,452	$508,820

(1)	Office Rent includes the Company’s proportionate share of real estate taxes and common area maintenance.

On August 22, 2014, the Company entered into a seven year lease agreement to occupy 5,680 square feet for the Company’s new corporate office space.  The lease will become effective once the landlord provides a certificate of occupancy which is expected to be in January 2015. Once the Company relocates to its new corporate office space, it will no longer share rent expense with UMH. Rent will be at an annual rate of $99,400 or $17.50 per square foot for years one through five and an annual rate of $100,820 or $17.75 per square foot for years six and seven.  The Company will also be responsible for its proportionate share of real estate taxes and common area maintenance.  Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, owns a 24% interest in the entity that is the landlord of the Company’s future new corporate office space.

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

See identification and other information relating to independent directors under Item 10.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

PKF O’Connor Davies served as the Company’s independent registered public accountants for the years ended September 30, 2014 and 2013. A representative from PKF O’Connor Davies is expected to be present at the annual shareholders’ meeting in order to be available to respond to possible inquiries from shareholders’.

The following are fees billed by and accrued to PKF O’Connor Davies in connection with services rendered for the fiscal years ended September 30, 2014 and 2013:

	2014	2013
Audit Fees	$204,780	$199,000
Audit Related Fees	30,000	2,000
Tax Fees	51,444	45,000
All Other Fees	-0-	-0-
Total Fees	$286,224	$246,000

Audit fees include professional services rendered for the audit of the Company’s annual financial statements, management’s assessment of internal controls, and reviews of financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit related fees include services that are normally provided by the Company’s independent auditors in connection with statutory and regulatory filings, such as consents and assistance with and review of documents filed with the Securities and Exchange Commission. Audit related fees for the fiscal year ended September 30, 2014 include $28,000 of fees for services provided to the Company for its May 28, 2014 public offering of 8,050,000 shares of the Company’s Common Stock.

Tax fees include professional services rendered for the preparation of the Company’s federal and state corporate tax returns and supporting schedules as may be required by the Internal Revenue Service and applicable state taxing authorities. Tax fees also include other work directly affecting or supporting the payment of taxes, including planning and research of various tax issues.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by the Company’s principal independent accountants. The policy requires that all services provided by our independent registered public accountants to the Company, including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit Committee, and all have been so approved. The pre-approval requirements do not prohibit day-to-day normal tax consulting services, which matters will not exceed $10,000 in the aggregate.

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining PKF O’Connor Davies’ independence.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE(S)

(a) (1) The following Financial Statements are filed as part of this report:

(i) Report of Independent Registered Public Accounting Firm	87

(ii) Consolidated Balance Sheets as of September 30, 2014 and 2013	88-89

(iii) Consolidated Statements of Income for the years ended September 30, 2014, 2013 and 2012	90-91

(iv) Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012	92

(v) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2014, 2013 and 2012	93-94

(vi) Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012	95

(vii) Notes to the Consolidated Financial Statements	96-134

(a) (2) The following Financial Statement Schedule is filed as part of this report:

(i) Schedule III - Real Estate and Accumulated Depreciation as of September 30, 2014	135-143

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the Consolidated Financial Statements or Notes hereto.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT’D)

(a)(3)	Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1

Agreement and Plan of Merger dated March 24, 2003 by and between MREIC Maryland, Inc., a Maryland corporation ("Monmouth Maryland"), and Monmouth Real Estate Investment Corporation, a Delaware corporation ("Monmouth Delaware"), dated March 24, 2003 (incorporated by reference Appendix A to the Proxy Statement filed by the Registrant with the Securities and Exchange Commission on April 7, 2003, Registration No. 000-04258).

2.2

Agreement and Plan of Merger Among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation, and Route 9 Acquisition, Inc., dated as of March 26, 2007, (incorporated by reference Annex to the Proxy Statement filed by the Registrant with the Securities and Exchange Commission on June 8, 2007, Registration No. 001-33177).

(3)	Articles of Incorporation and By-Laws

3.1

Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Form S-3 filed by the Registrant with the Securities and Exchange Commission on September 1, 2009, Registration No. 333-161668).

3.2

Articles Supplementary (incorporated by reference to Exhibit 3.3 to the Form 8-A12B filed by the Registrant with the Securities and Exchange Commission on December 1, 2006, Registration No. 001-33177).

3.3

Articles Supplementary, dated June 1, 2012, (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2012, Registration No. 001-33177).

3.4	Articles of Amendment (incorporated by reference to Exhibit 5.03 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 28, 2014, Registration No. 001-33177).
3.5

Bylaws of the Company, as amended and restated, dated April 1, 2014 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 1, 2014, Registration No. 001-33177).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1

Specimen certificate of common stock of Monmouth Real Estate Investment Corporation (incorporated by reference to Exhibit 4.1 to the Form S-3 filed by the Registrant with the Securities and Exchange Commission on August 10, 2012, Registration No. 333-183230).

4.2

Specimen certificate representing the Series A Preferred Stock of Monmouth Real Estate Investment Corporation (incorporated by reference to Exhibit 4.1 to the Form 8-A12B filed by the Registrant with the Securities and Exchange Commission on December 1, 2006, Registration No. 001-33177).

4.3	Specimen certificate representing the Series B Preferred Stock of Monmouth Real Estate Investment Corporation (incorporated by reference to Exhibit 4.3 to the form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 29, 2012, Registration No. 333-181172).

(10)		Material Contracts

10.1	+	Employment Agreement with Mr. Eugene W. Landy dated December 9, 1994 (incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on December 28, 1994).
10.2	+

First Amendment to Employment Agreement with Mr. Eugene W. Landy dated June 26, 1997 (incorporated by reference to the Exhibit 10.2 to the Form 10-K filed by the Registrant with the Securities and Exchange Committee on December 10, 2009, Registration No. 001-33177).

10.3	+

Second Amendment to Employment agreement with Mr. Eugene W. Landy dated November 5, 2003 (incorporated by reference to Appendix A to the Proxy Statement filed by the Registrant with the Securities and Exchange Committee on April 1, 2004, Registration No. 000-04248).

10.4	+

Third Amendment to Employment Contract of Eugene W. Landy, dated April 14, 2008 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-33177).

10.5	+

Fourth Amendment to Employment Agreement – Eugene W. Landy, dated July 13, 2010 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 13, 2010, Registration No. 001-33177).

10.6	+

Monmouth Real Estate Investment Corporation’s 2007 Stock Option Plan, Amended and Restated. (incorporated herein by reference to Appendix A to the Registrant's Proxy Statement, filed on March 26, 2010, Registration No.001-33177).

10.7

Form of Indemnification Agreement between Monmouth Real Estate Investment Corporation and its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 23, 2012).

10.8	+

Employment Agreement – Kevin S. Miller, dated December 28, 2012 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 28, 2012, Registration No. 001-33177).

84

10.9	+

Fifth Amendment to Employment Agreement – Eugene W. Landy, dated April 25, 2013 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 25, 2013, Registration No. 001-33177).

10.10	+

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

10.11	+

Sixth Amendment to Employment Agreement – Eugene W. Landy, dated December 20, 2013 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 20, 2013, Registration No. 001-33177).

10.12	+

Employment Agreement – Allison Nagelberg, dated January 6, 2014 (incorporated by reference to Exhibit 10 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2014, Registration No. 001-33177).

10.13

Dividend Reinvestment and Stock Purchase Plan of Monmouth Real Estate Investment Corporation (incorporated by reference to Form S-3D filed by the Registrant with the Securities and Exchange Commission on June 16, 2014, Registration No. 333-196820).

10.14

Credit Agreement by and among Monmouth Real Estate Investment Corporation, the subsidiary guarantors party thereto, Capital One, National Association, as administrative agent, sole book runner, joint lead arranger and lender, and Bank of Montreal, as joint lead arranged, documentation agent and lender, dated as of June 25, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 26, 2013, Registration No. 001-33177).

10.15

First Amendment to Credit Agreement by and among Monmouth Real Estate Investment Corporation, the subsidiary guarantors party thereto, Capital One, National Association, as administrative agent, sole book runner, joint lead arranger and lender, and Bank of Montreal, as joint lead arranged, documentation agent and lender, dated as of June 25, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2014, Registration No. 001-33177).

(12)	*	Statement of Computation of Ratios.

(21)	*	Subsidiaries of the Registrant.

(23)	*	Consent of PKF O’Connor Davies, A Division of O’Connor Davies, LLP.

(31.1)	*	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	*	Certification of Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	++	XBRL Instance Document
101.SCH	++	XBRL Taxonomy Extension Schema Document
101.CAL	++	XBRL Taxonomy Extension Calculation Document
101.LAB	++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
+	Denotes a management contract or compensatory plan or arrangement.
++	Pursuant to Rule 406T of Regulation S-T, this interactive date file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.
86

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited the accompanying consolidated balance sheets of Monmouth Real Estate Investment Corporation (the “Company”) as of September 30, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monmouth Real Estate Investment Corporation at September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 9, 2014 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies

a division of O’Connor Davies, LLP

New York, New York

December 9, 2014

* * *

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

ASSETS	2014	2013

Real Estate Investments:
Land	$109,858,989	$97,400,859
Buildings and Improvements	634,068,423	530,493,968
Total Real Estate Investments	743,927,412	627,894,827
Accumulated Depreciation	(107,004,184)	(91,095,415)
Net Real Estate Investments	636,923,228	536,799,412

Cash and Cash Equivalents	20,474,661	12,404,512
Securities Available for Sale at Fair Value	59,311,403	45,451,740
Tenant and Other Receivables	1,312,975	889,645
Deferred Rent Receivable	3,759,031	3,158,286
Prepaid Expenses	2,764,795	2,201,270
Financing Costs, net of Accumulated Amortization of $3,710,149 and $3,061,640, respectively	4,356,264	3,823,919
Lease Costs, net of Accumulated Amortization of $1,886,457 and $1,414,861, respectively	2,741,414	2,183,772
Intangible Assets, net of Accumulated Amortization of $9,740,983 and $8,333,680, respectively	6,490,881	6,727,360
Other Assets	5,622,048	3,600,950

TOTAL ASSETS	$743,756,700	$617,240,866

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30,

LIABILITIES AND SHAREHOLDERS' EQUITY	2014	2013

Liabilities:
Mortgage Notes Payable	$287,796,006	$250,093,382
Loans Payable	25,200,000	22,200,000
Accounts Payable and Accrued Expenses	4,930,041	5,404,883
Other Liabilities	5,199,571	3,627,630
Total Liabilities	323,125,618	281,325,895

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity:
Series A - 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of September 30, 2014 and 2013	53,493,750	53,493,750
Series B - 7.875% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of September 30, 2014 and 2013	57,500,000	57,500,000
Common Stock - $0.01 Par Value Per Share: 200,000,000 and 67,700,000 Shares Authorized; 57,008,754 and 44,488,509 Shares Issued and Outstanding as of September 30, 2014 and 2013, respectively	570,088	444,885
Excess Stock - $0.01 Par Value Per Share: 200,000,000 and 5,000,000 Shares Authorized as of September 30, 2014 and 2013, respectively; No Shares Issued or Outstanding as of September 30, 2014 and 2013	-0-	-0-
Additional Paid-In Capital	308,945,888	222,487,068
Accumulated Other Comprehensive Income	121,356	1,989,268
Undistributed Income	-0-	-0-
Total Shareholders' Equity	420,631,082	335,914,971

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$743,756,700	$617,240,866

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2014	2013	2012
INCOME:
Rental Revenue	$55,512,165	$46,880,309	$43,273,974
Reimbursement Revenue	9,160,176	7,726,777	7,094,957
Lease Termination Income	1,182,890	690,730	3,222,283
TOTAL INCOME	65,855,231	55,297,816	53,591,214

EXPENSES:
Real Estate Taxes	7,605,611	5,864,834	5,750,511
Operating Expenses	3,711,868	3,363,776	3,081,516
General & Administrative Expense	5,709,937	4,982,945	4,644,475
Acquisition Costs	481,880	514,699	667,799
Severance Expenses	-0-	-0-	965,083
Depreciation	15,908,769	12,864,542	11,392,990
Amortization of Lease Costs and Intangible Assets	1,810,812	2,018,440	1,808,346
TOTAL EXPENSES	35,228,877	29,609,236	28,310,720

OTHER INCOME (EXPENSE):
Interest and Dividend Income	3,882,597	3,885,920	3,358,674
Gain on Sale of Securities Transactions, net	2,166,766	7,133,252	6,044,065
Interest Expense	(16,104,678)	(14,956,954)	(15,352,499)
Amortization of Financing Costs	(725,745)	(647,112)	(630,969)
TOTAL OTHER INCOME (EXPENSE)	(10,781,060)	(4,584,894)	(6,580,729)

INCOME FROM CONTINUING OPERATIONS	19,845,294	21,103,686	18,699,765

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-0-	291,560	(15,270)

NET INCOME	19,845,294	21,395,246	18,684,495

Less: Preferred Dividend	8,607,032	8,607,032	5,513,126

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$11,238,262	$12,788,214	$13,171,369

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2014	2013	2012
BASIC INCOME – PER SHARE
Income from Continuing Operations	$0.40	$0.49	$0.47
Income from Discontinued Operations	0.00	0.01	-0-
Net Income	0.40	0.50	0.47
Less: Preferred Dividend	(0.17)	(0.20)	(0.14)
Net Income Attributable to Common Shareholders	$0.23	$0.30	$0.33

DILUTED INCOME – PER SHARE
Income from Continuing Operations	$0.40	$0.49	$0.47
Income from Discontinued Operations	0.00	0.01	-0-
Net Income	0.40	0.50	0.47
Less: Preferred Dividend	(0.17)	(0.20)	(0.14)
Net Income Attributable to Common Shareholders	$0.23	$0.30	$0.33

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	49,829,924	42,275,555	39,660,692
Diluted	49,925,036	42,432,354	39,819,621

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2014	2013	2012

Net Income	$ 19,845,294	$ 21,395,246	$ 18,684,495
Other Comprehensive Income:
Unrealized Holding Gains Arising During the Period	298,854	3,738,583	9,059,839
Reclassification Adjustment for Net Gains of Sales of Securities Transactions Realized in Income	(2,166,766)	(7,133,252)	(6,044,065)
Total Comprehensive Income	17,977,382	18,000,577	21,700,269
Less: Preferred Dividend	8,607,032	8,607,032	5,513,126
Comprehensive Income Attributable to Common Shareholders	$ 9,370,350	$ 9,393,545	$ 16,187,143

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2014, 2013, AND 2012

	Common Stock	Preferred Stock Series A	Preferred Stock Series B	Treasury Stock	Additional Paid in Capital	Loans to Officers, Directors and Key Employees
Balance September 30, 2011	367,850	$53,493,750	$-0-	$(24,905)	$179,392,039	$(1,082,813)
Shares Issued in Connection with the DRIP (1)	15,039	-0-	-0-	-0-	13,079,577	-0-
Shares Issued in Connection with Registered Direct Placements, net of offering costs	20,000	-0-	-0-	-0-	16,169,700	-0-
Shares Issued in Connection with Underwritten Public Offering of Preferred Stock Series B, net of offering Costs	-0-	-0-	57,500,000	-0-	(2,467,165)	-0-
Shares Issued Through the Exercise of Stock Options	3,293	-0-	-0-	-0-	2,555,549	-0-
Shares Issued Through Restricted Stock Awards	678	-0-	-0-	-0-	(678)	-0-
Distribution of Treasury Stock	-0-	-0-	-0-	24,905	(24,955)	-0-
Cancellation of Shares related to Forfeiture of Restricted Stock Awards	(57)	-0-	-0-	-0-	-0-	-0-
Shares Issued Through the Conversion of Debentures	164	-0-	-0-	-0-	149,836	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	593,811	-0-
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(10,545,229)	-0-
Repayment of Loans	-0-	-0-	-0-	-0-	-0-	1,082,813
Net Income	-0-	-0-	-0-	-0-	-0-	-0-
Distributions To Preferred Shareholders	-0-	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2012	406,967	53,493,750	57,500,000	-0-	198,902,485	-0-
Shares Issued in Connection with the DRIP (1)	32,433	-0-	-0-	-0-	31,086,918	-0-
Shares Issued Through the Exercise of Stock Options	1,564	-0-	-0-	-0-	1,300,099	-0-
Shares Issued Through Restricted Stock Awards	100	-0-	-0-	-0-	(100)	-0-
Shares Issued Through the Conversion of Debentures	3,821	-0-	-0-	-0-	3,496,179	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	329,148	-0-
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(12,627,661)	-0-
Net Income	-0-	-0-	-0-	-0-	-0-	-0-
Distributions To Preferred Shareholders	-0-	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2013	444,885	53,493,750	57,500,000	-0-	222,487,068	-0-
Shares Issued in Connection with the DRIP (1)	42,961	-0-	-0-	-0-	38,047,373	-0-
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	80,500	-0-	-0-	-0-	65,032,186	-0-
Shares Issued Through the Exercise of Stock Options	1,642	-0-	-0-	-0-	1,325,527	-0-
Shares Issued Through Restricted Stock Awards	100	-0-	-0-	-0-	(100)	-0-
Stock Based Compensation Expense	-0-	-0-	-0-	-0-	347,002	-0-
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(18,293,168)	-0-
Net Income	-0-	-0-	-0-	-0-	-0-	-0-
Distributions To Preferred Shareholders	-0-	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2014	$570,088	$53,493,750	$57,500,000	$-0-	$308,945,888	$-0-

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2014, 2013 AND 2012, CONT’D.

	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance September 30, 2011	$-0-	$2,368,163	$234,514,084
Shares Issued in Connection with the DRIP (1)	-0-	-0-	13,094,616
Shares Issued in Connection with Registered Direct Placements, net of offering costs	-0-	-0-	16,189,700
Shares Issued in Connection with Underwritten Public Offering of Preferred Stock Series B, net of offering Costs	-0-	-0-	55,032,835
Shares Issued Through the Exercise of Stock Options	-0-	-0-	2,558,842
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Distribution of Treasury Stock	-0-	-0-	(50)
Cancellation of Shares related to Forfeiture of Restricted Stock Awards	-0-	-0-	(57)
Shares Issued Through the Conversion of Debentures	-0-	-0-	150,000
Stock Based Compensation Expense	-0-	-0-	593,811
Distributions To Common Shareholders	(13,171,369)	-0-	(23,716,598)
Repayment of Loans	-0-	-0-	1,082,813
Net Income	18,684,495	-0-	18,684,495
Distributions To Preferred Shareholders	(5,513,126)	-0-	(5,513,126)
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	3,015,774	3,015,774
Balance September 30, 2012	-0-	5,383,937	315,687,139
Shares Issued in Connection with the DRIP (1)	-0-	-0-	31,119,351
Shares Issued Through the Exercise of Stock Options	-0-	-0-	1,301,663
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Shares Issued Through the Conversion of Debentures	-0-	-0-	3,500,000
Stock Based Compensation Expense	-0-	-0-	329,148
Distributions To Common Shareholders	(12,788,214)	-0-	(25,415,875)
Net Income	21,395,246	-0-	21,395,246
Distributions To Preferred Shareholders	(8,607,032)	-0-	(8,607,032)
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(3,394,669)	(3,394,669)
Balance September 30, 2013	-0-	1,989,268	335,914,971
Shares Issued in Connection with the DRIP (1)	-0-	-0-	38,090,334
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	-0-	-0-	65,112,686
Shares Issued Through the Exercise of Stock Options	-0-	-0-	1,327,169
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	347,002
Distributions To Common Shareholders	(11,238,262)	-0-	(29,531,430)
Net Income	19,845,294	-0-	19,845,294
Distributions To Preferred Shareholders	(8,607,032)	-0-	(8,607,032)
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(1,867,912)	(1,867,912)
Balance September 30, 2014	$-0-	$121,356	$420,631,082

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$19,845,294	$21,395,246	$18,684,495
Noncash Items Included in Net Income:
Depreciation & Amortization	18,445,326	15,542,937	13,910,385
Stock Based Compensation Expense	347,002	329,148	593,811
(Gain) on Sale of Securities Transactions, net	(2,166,766)	(7,133,252)	(6,044,065)
(Gain) Loss on Sale of Real Estate Investments	-0-	(345,794)	8,220
Changes in:
Tenant, Deferred Rent & Other Receivables	(922,107)	(614,639)	(651,566)
Prepaid Expenses	(563,525)	(772,816)	(871,913)
Other Assets and Lease Costs	(1,086,846)	(886,724)	(502,759)
Accounts Payable, Accrued Expenses & Other Liabilities	876,619	1,204	1,682,213
NET CASH PROVIDED BY OPERATING ACTIVITIES	34,774,997	27,515,310	26,808,821

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(97,374,760)	(66,397,561)	(68,903,045)
Capital Improvements	(19,674,128)	(14,031,430)	(4,452,275)
Proceeds on Sale of Real Estate	-0-	1,413,891	2,553,507
Return of Deposits on Real Estate	2,050,000	720,000	500,000
Deposits on Acquisitions of Real Estate	(3,250,000)	(2,050,000)	(2,077,418)
Purchase of Securities Available for Sale	(27,840,200)	(13,504,751)	(32,718,667)
Proceeds from Sale of Securities Available for Sale	14,279,391	33,476,767	24,358,392
Collections on Loans Receivable	15,329	22,041	99,468
NET CASH USED BY INVESTING ACTIVITIES	(131,794,368)	(60,351,043)	(80,640,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Mortgages	62,905,000	49,000,000	56,033,000
Principal Payments on Mortgages	(25,202,376)	(36,850,529)	(29,703,259)
Net Proceeds from (Payments on) Loans	3,000,000	17,000,000	(11,660,950)
Repurchase of Subordinated Convertible Debentures	-0-	(5,115,000)	(150,000)
Repayment of Employee Loan	-0-	-0-	1,082,813
Financing Costs on Debt	(2,070,790)	(1,769,369)	(1,439,305)
Net (Distributions) Contributions to Noncontrolling Interests	65,959	(73,822)	(80,536)
Proceeds from Underwritten Public Offering of Preferred Stock, net of offering costs	-0-	-0-	55,032,835
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	-0-	-0-	16,189,700
Proceeds from Underwritten Public Offering of Common Stock, net of offering costs	65,112,686	-0-	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of reinvestments	30,465,806	24,338,006	10,669,584
Proceeds from Exercise of Options	1,327,169	1,301,663	2,558,842
Preferred Dividends Paid	(8,607,032)	(8,607,032)	(5,135,783)
Dividends Paid, net of reinvestments	(21,906,902)	(18,634,530)	(21,291,674)
NET CASH PROVIDED BY FINANCING ACTIVITIES	105,089,520	20,589,387	72,105,267

Net Increase (Decrease) in Cash and Cash Equivalents	8,070,149	(12,246,346)	18,274,050
Cash and Cash Equivalents at Beginning of Year	12,404,512	24,650,858	6,376,808

CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,474,661	$12,404,512	$24,650,858

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation (a Maryland corporation) and its subsidiaries (the Company) operate as a real estate investment trust (REIT), deriving its income primarily from real estate rental operations. As of September 30, 2014 and 2013, rental properties consisted of eighty-two and seventy-six property holdings, respectively. These properties are located in twenty-eight states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. In addition, the Company holds a portfolio of REIT securities which the Company generally limits to no more than approximately 10% of its undepreciated assets.

Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources.

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

At September 30, 2014, Monmouth Capital owns a 51% majority interest in Palmer Terrace Realty Associates, LLC (a New Jersey limited liability company) (Palmer Terrace). The Company consolidates the results of operations of Palmer Terrace. Noncontrolling interest represents 49% of the members’ equity in Palmer Terrace and is included in Other Liabilities in the accompanying Consolidated Balance Sheet.

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

Gains on Sale of Real Estate

Gains on the sale of real estate investments are recognized when the profit on a given sale is determinable, and the seller is not obliged to perform significant activities after the sale to earn such profit.

Acquisitions

The Company accounts for acquisitions in accordance with the provisions of ASC 805, Business Combinations (ASC 805) which requires transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are expensed as incurred.

Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings and intangible assets, including above and below market leases and in-place leases. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property generally determined by third party appraisal of the property obtained in conjunction with the purchase.

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

Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities, which the Company generally limits to no more than approximately 10% of its undepreciated assets. The Company’s securities consist of common and preferred stock and debt securities of other REITs. These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. These securities may be classified among three categories: held-to-maturity, trading, and available-for-sale. As of September 30, 2014 and 2013, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices in active markets. Gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in the unrealized net holding gains is reflected as Comprehensive Income.

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

The Company normally holds REIT securities on a long term basis and has the ability and intent to hold securities to recovery. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. If a decline in fair value is determined to be other than temporary, an impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the new cost basis.

Cash and Cash Equivalents

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

Intangible Assets, Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases. Upon termination of a lease, the unamortized portion is charged to expense. The weighted-average amortization period upon acquisition for intangible assets recorded during 2014, 2013 and 2012 was 14 years, 10 years and 9 years, respectively.

Costs incurred in connection with the execution of leases are deferred and are amortized over the term of the respective leases. Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms. Costs incurred in connection with obtaining mortgages and other financings and refinancing are deferred and are amortized over the term of the related obligations. Unamortized costs are charged to expense upon prepayment of the obligation. Amortization expense related to these deferred leasing and financing costs were $1,231,222, $1,164,852 and $995,503 for the years ended September 30, 2014, 2013 and 2012, respectively. The Company estimates that aggregate amortization expense for existing assets will be approximately $1,299,418, $1,245,567, $1,056,580, $692,319 and $573,833 for the fiscal years 2015, 2016, 2017, 2018 and 2019, respectively.

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

Lease Termination Income for the year ended September 30, 2014 consisted of $1,182,890 from the Company’s former tenant at its 83,000 square foot building located in Roanoke, VA. Lease Termination Income for the twelve months ended September 30, 2013 consisted of $113,784 from the Company’s former tenant at its 388,671 square foot building located in St. Joseph, MO and $576,946 from the Company’s former tenant at its 160,000 square foot building located in Monroe, NC. The Company is currently leasing 256,000 square feet (representing 66% of the space) at its property located in St. Joseph, MO to a single tenant through September 30, 2017. The Company is currently leasing its 160,000 square foot building in Monroe, NC to a single tenant through July 31, 2017 and, as further described below, the Company is currently leasing its 83,000 square foot building in Roanoke, VA to a single tenant through January 31, 2025.

Effective May 1, 2014, the Company entered into a lease termination agreement with DHL Holdings (USA) Inc. for its 83,000 square foot facility in Roanoke, VA whereby the Company received a lump sum termination payment of $1,182,890, representing 70% of the remaining amount due under the lease, which was set to expire on December 8, 2016. In conjunction with the lease termination agreement, the Company entered into a lease agreement, which was effective August 1, 2014, with CHEP USA, Inc. (CHEP) for 10.5 years. CHEP will receive six months of free rent, and effective on February 1, 2015, annual base rent will initially be $398,400 or $4.80 per square foot with 1.5% increases each year, resulting in annualized base rent over the life of the lease of $406,092 or $4.89 per square foot. The Company has made improvements totaling $649,098 to the property which resulted in an annual improvement rent charge of $65,386 which will commence on February 1, 2015, resulting in an annualized improvement rent over the life of the lease of $62,272 or $0.75 per square foot. This results in a combined annualized improvement rent and base rent of $468,364 or $5.64 per square foot over the lease term. The CHEP lease has an early termination option in the seventh year, provided that the Company is given six months of notice and CHEP pays the Company a $500,000 termination fee.

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

Other than the Company’s leases with Graybar and CHEP, the Company does not have any leases that contain an early termination option.

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, with earlier adoption permitted. The Company has decided to early adopt this standard effective with the interim period beginning January 1, 2014 and will continue to apply the guidance to future applicable disposals or discontinued operations, if any. Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented (see Note 6).

Net Income Per Share

Basic Net Income per Share is calculated by dividing Net Income Attributable to Common Shareholders by the weighted-average number of common shares outstanding during the period. Diluted Net Income per Common Share is calculated by dividing Net Income attributable to Common Shareholders plus Interest Expense related to the Company's Convertible Subordinated Debentures (Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures during the period. As further described in Note 8, during the three months ended December 31, 2012, the Company redeemed all of its outstanding Debentures. Interest expense of $689,200 for fiscal year 2012 and common shares totaling 831,441 for fiscal year 2012 related to potential conversion of the Debentures are excluded from the calculation due to their antidilutive effect.

In addition, common stock equivalents of 95,112, 156,799 and 158,929 shares are included in the diluted weighted average shares outstanding for fiscal years 2014, 2013 and 2012, respectively. As of September 30, 2014, 2013 and 2012, options to purchase 65,000, 65,000 and -0- shares, respectively, were antidilutive.

Stock Compensation Plan

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.   ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $347,002, $329,148 and $593,811 have been recognized in 2014, 2013 and 2012, respectively. Fiscal 2012 compensation costs includes a one-time charge of $210,510 for restricted stock grants awarded to a participant who is of retirement age and therefore their entire amount of measured compensation cost has been recognized at grant date and a one-time charge of $107,937 related to the portion of restricted stock allocated to severance expense related to Ms. Vecere as further described in Note 12. Included in Note 10 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted shares.

Income Tax

The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT. The Company is subject to franchise taxes in several of the states in which the Company owns property.

 The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of September 30, 2014.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of September 30, 2014, the fiscal tax years 2011 through and including 2014 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income consists of unrealized gains or losses on securities available for sale.

Reclassifications

Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the financial statement presentation for the current year.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. For further detail, refer to the “Discontinued Operations” section shown previously in Note 1.

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

NOTE 2 – REAL ESTATE INVESTMENTS

The following is a summary of the cost and accumulated depreciation of the Company's land, buildings and improvements at September 30, 2014 and 2013:

SEPTEMBER 30, 2014	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$748,115	$4,003,626	$718,459	$4,033,282
Arizona:
Tolleson (Phoenix)	Industrial	1,320,000	13,852,511	4,222,791	10,949,720
Colorado:
Colorado Springs	Industrial	1,270,000	5,925,115	1,183,773	6,011,342
Denver	Industrial	1,150,000	5,204,051	1,170,910	5,183,141
Connecticut:
Newington (Hartford)	Industrial	410,000	3,053,824	1,048,214	2,415,610
Florida:
Cocoa	Industrial	1,881,316	12,134,565	1,476,379	12,539,502
Ft. Myers	Industrial	1,910,000	3,107,447	830,758	4,186,689
Jacksonville	Industrial	1,165,000	5,064,421	1,994,416	4,235,005
Lakeland	Industrial	261,000	1,705,211	349,805	1,616,406
Orlando	Industrial	2,200,000	6,341,237	1,130,923	7,410,314
Punta Gorda	Industrial	660,000	3,444,915	654,316	3,450,599
Tampa (FDX Gr)	Industrial	5,000,000	13,442,815	3,443,461	14,999,354
Tampa (FDX)	Industrial	2,830,000	4,735,717	1,013,718	6,551,999
Tampa (Tampa Bay Grand Prix)	Industrial	1,867,000	3,784,066	741,549	4,909,517
Georgia:
Augusta (FDX Gr)	Industrial	614,406	4,714,467	1,016,983	4,311,890
Augusta (FDX)	Industrial	380,000	1,560,182	278,854	1,661,328
Griffin (Atlanta)	Industrial	760,000	14,108,857	3,043,565	11,825,292
Illinois:
Burr Ridge (Chicago)	Industrial	270,000	1,414,201	571,729	1,112,472
Elgin (Chicago)	Industrial	1,280,000	5,616,644	1,818,881	5,077,763
Granite City (St. Louis)	Industrial	340,000	12,046,675	3,862,348	8,524,327
Montgomery (Chicago)	Industrial	2,000,000	9,298,367	1,804,234	9,494,133
Rockford	Industrial	1,100,000	4,440,000	398,461	5,141,539
Schaumburg (Chicago)	Industrial	1,039,800	3,927,839	1,829,183	3,138,456
Wheeling (Chicago)	Industrial	5,112,120	13,425,532	3,048,732	15,488,920
Indiana:
Indianapolis	Industrial	3,500,000	20,244,000	85,530	23,658,470
Iowa:
Urbandale (Des Moines)	Industrial	310,000	1,851,895	989,808	1,172,087
Kansas:
Edwardsville (Kansas City)(Carlisle Tire)	Industrial	1,185,000	6,040,401	1,757,878	5,467,523
Edwardsville (Kansas City)(International Paper)	Industrial	2,750,000	15,335,492	360,450	17,725,042
Topeka	Industrial	-0-	3,679,843	519,047	3,160,796
Kentucky:
Buckner (Louisville)	Industrial	2,280,000	24,353,125	572,403	26,060,722
Maryland:
Beltsville (Washington, DC)	Industrial	3,200,000	11,258,484	2,928,970	11,529,514
Michigan:
Livonia (Detroit)	Industrial	320,000	13,380,000	657,564	13,042,436
Orion	Industrial	4,644,950	18,229,798	2,611,640	20,263,108
Romulus (Detroit)	Industrial	531,000	3,952,613	1,588,306	2,895,307
Minnesota:
Stewartville (Rochester)	Industrial	900,000	4,320,000	110,769	5,109,231
White Bear Lake (Minneapolis/St. Paul)	Industrial	1,393,000	3,764,126	735,816	4,421,310
102

SEPTEMBER 30, 2014 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value

Mississippi:
Olive Branch (Memphis, TN)(Anda Distribution)	Industrial	800,000	13,750,000	793,269	13,756,731
Olive Branch (Memphis, TN)(Milwaukee Tool)	Industrial	2,550,000	24,818,816	954,570	26,414,246
Richland (Jackson)	Industrial	211,000	1,689,691	670,332	1,230,359
Ridgeland (Jackson)	Industrial	218,000	1,632,794	1,039,354	811,440
Missouri:
Kansas City	Industrial	660,000	4,088,374	792,307	3,956,067
Liberty (Kansas City)	Industrial	723,000	6,648,118	2,799,505	4,571,613
O'Fallon (St. Louis)	Industrial	264,000	3,664,456	1,841,402	2,087,054
St. Joseph	Industrial	800,000	12,328,850	4,097,368	9,031,482
Nebraska:
Omaha	Industrial	1,170,000	4,759,890	1,861,078	4,068,812
New Jersey:
Carlstadt (New York, NY) (1)	Industrial	1,194,000	3,644,592	692,084	4,146,508
Freehold	Corporate Office	-0-	212,638	-0-	212,638
Somerset (2)	Shopping Center	55,183	2,457,488	1,264,999	1,247,672
New York:
Cheektowaga (Buffalo)	Industrial	4,796,765	6,164,058	1,209,801	9,751,022
Halfmoon (Albany)	Industrial	1,190,000	4,335,600	277,923	5,247,677
Orangeburg (New York)	Industrial	694,720	3,104,155	2,087,391	1,711,484
North Carolina:
Fayetteville	Industrial	172,000	4,698,749	2,099,986	2,770,763
Monroe	Industrial	500,000	5,000,697	1,600,676	3,900,021
Winston-Salem	Industrial	980,000	5,942,086	1,827,027	5,095,059
Ohio:
Bedford Heights (Cleveland)	Industrial	990,000	5,785,141	1,156,672	5,618,469
Lebanon (Cincinnati)	Industrial	240,000	4,176,000	267,692	4,148,308
Richfield (Cleveland)	Industrial	2,665,751	13,861,436	1,669,399	14,857,788
Streetsboro (Cleveland)	Industrial	1,760,000	17,840,000	1,143,590	18,456,410
West Chester Twp. (Cincinnati)	Industrial	695,000	5,033,690	1,589,907	4,138,783
Oklahoma:
Oklahoma City	Industrial	1,410,000	8,194,165	491,859	9,112,306
Tulsa	Industrial	790,000	2,910,000	68,397	3,631,603
Pennsylvania:
Altoona	Industrial	1,200,000	7,790,000	183,098	8,806,902
Monaca (Pittsburgh)	Industrial	401,716	5,459,960	1,774,380	4,087,296
South Carolina:
Ft. Mill (Charlotte, NC)	Industrial	1,670,000	13,743,307	1,245,088	14,168,219
Hanahan (Charleston) (Norton)	Industrial	1,129,000	11,843,474	2,884,225	10,088,249
Hanahan (Charleston) (FDX Gr)	Industrial	930,000	6,684,653	1,377,244	6,237,409
Tennessee:
Chattanooga	Industrial	300,000	4,671,161	878,045	4,093,116
Lebanon (Nashville)	Industrial	2,230,000	11,985,126	921,920	13,293,206
Memphis	Industrial	1,240,887	13,380,000	1,543,854	13,077,033
Shelby County	Vacant Land	11,065	-0-	-0-	11,065
Texas:
Carrollton (Dallas)	Industrial	1,500,000	16,240,000	1,873,846	15,866,154
Corpus Christi	Industrial	-0-	4,764,500	305,417	4,459,083
Edinburg	Industrial	1,000,000	6,438,483	576,432	6,862,051
El Paso	Vacant Land	1,136,953	-0-	-0-	1,136,953
El Paso	Industrial	2,088,242	8,007,453	957,104	9,138,591
Houston	Industrial	1,730,000	6,350,828	746,453	7,334,375
Spring (Houston)	Industrial	1,890,000	17,336,108	293,838	18,932,270
103

SEPTEMBER 30, 2014 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value

Waco	Industrial	1,350,000	7,383,000	425,942	8,307,058
Virginia:
Charlottesville	Industrial	1,170,000	3,174,037	1,197,278	3,146,759
Mechanicsville (Richmond) (FDX)	Industrial	1,160,000	6,572,315	2,287,601	5,444,714
Richmond (United Technologies)	Industrial	446,000	4,295,005	871,171	3,869,834
Roanoke (CHEP)	Industrial	1,853,000	5,611,795	947,934	6,516,861
Roanoke (FDX Gr)	Industrial	1,740,000	8,460,000	280,192	9,919,808
Wisconsin:
Cudahy (Milwaukee)	Industrial	980,000	8,393,672	2,412,578	6,961,094
Green Bay	Industrial	590,000	5,980,000	153,333	6,416,667

Total as of September 30, 2014		$ 109,858,989	$ 634,068,423	$ 107,004,184	$ 636,923,228

SEPTEMBER 30, 2013	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$ 748,115	$ 4,003,626	$ 615,391	$ 4,136,350
Arizona:
Tolleson (Phoenix)	Industrial	1,320,000	13,839,496	3,778,686	11,380,810
Colorado:
Colorado Springs	Industrial	1,270,000	5,925,115	1,030,718	6,164,397
Denver	Industrial	1,150,000	5,204,051	1,037,607	5,316,444
Connecticut:
Newington (Hartford)	Industrial	410,000	3,035,824	966,386	2,479,438
Florida:
Cocoa	Industrial	1,881,316	8,640,141	1,232,867	9,288,590
Ft. Myers	Industrial	1,910,000	3,094,126	746,844	4,257,282
Jacksonville	Industrial	1,165,000	4,990,500	1,846,820	4,308,680
Lakeland	Industrial	261,000	1,698,568	293,443	1,666,125
Orlando	Industrial	2,200,000	6,336,403	947,610	7,588,793
Punta Gorda	Industrial	660,000	3,444,915	565,913	3,539,002
Tampa (FDX Gr)	Industrial	5,000,000	12,753,825	3,100,577	14,653,248
Tampa (FDX)	Industrial	2,830,000	4,735,717	890,836	6,674,881
Tampa (Tampa Bay Grand Prix)	Industrial	1,867,000	3,749,874	642,068	4,974,806
Georgia:
Augusta (FDX Gr)	Industrial	614,406	4,714,468	896,264	4,432,610
Augusta (FDX)	Industrial	380,000	1,546,932	238,968	1,687,964
Griffin (Atlanta)	Industrial	760,000	14,108,857	2,681,692	12,187,165
Illinois:
Burr Ridge (Chicago)	Industrial	270,000	1,348,868	528,762	1,090,106
Elgin (Chicago)	Industrial	1,280,000	5,587,596	1,657,246	5,210,350
Granite City (St. Louis)	Industrial	340,000	12,046,675	3,553,459	8,833,216
Montgomery (Chicago)	Industrial	2,000,000	9,298,367	1,564,907	9,733,460
Rockford	Industrial	1,100,000	4,440,000	284,615	5,255,385
Schaumburg (Chicago)	Industrial	1,039,800	3,927,839	1,724,563	3,243,076
Wheeling (Chicago)	Industrial	5,112,120	13,424,623	2,692,904	15,843,839
Iowa:
Urbandale (Des Moines)	Industrial	310,000	1,851,895	936,768	1,225,127
Kansas:
Edwardsville (Kansas City)	Industrial	1,185,000	5,840,401	1,586,939	5,438,462
Topeka	Industrial	-0-	3,679,843	424,688	3,255,155

SEPTEMBER 30, 2013 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value

Maryland:
Beltsville (Washington, DC)	Industrial	3,200,000	11,186,784	2,638,685	11,748,099
Michigan:
Livonia (Detroit)	Industrial	320,000	13,380,000	314,488	13,385,512
Orion	Industrial	4,618,579	18,194,659	2,143,430	20,669,808
Romulus (Detroit)	Industrial	531,000	3,952,613	1,483,413	3,000,200
Minnesota:
Stewartville (Rochester)	Industrial	900,000	4,320,000	-0-	5,220,000
White Bear Lake (Minneapolis/St. Paul)	Industrial	1,393,000	3,764,126	639,742	4,517,384
Mississippi:
Olive Branch (Memphis, TN)(Anda Distribution)	Industrial	800,000	13,750,000	440,705	14,109,295
Olive Branch (Memphis, TN)(Milwaukee Tool)	Industrial	2,550,000	24,818,816	318,190	27,050,626
Richland (Jackson)	Industrial	211,000	1,267,000	615,121	862,879
Ridgeland (Jackson)	Industrial	218,000	1,632,794	969,264	881,530
Missouri:
Kansas City	Industrial	660,000	4,088,374	683,419	4,064,955
Liberty (Kansas City)	Industrial	735,222	6,609,276	2,622,404	4,722,094
O'Fallon (St. Louis)	Industrial	264,000	3,643,712	1,730,938	2,176,774
St. Joseph	Industrial	800,000	12,316,870	3,781,551	9,335,319
Nebraska:
Omaha	Industrial	1,170,000	4,759,890	1,737,381	4,192,509
New Jersey:
Carlstadt (New York, NY) (1)	Industrial	1,194,000	3,645,501	586,133	4,253,368
Freehold	Corporate Office	-0-	28,776	-0-	28,776
Somerset (2)	Shopping Center	55,182	1,321,031	1,246,247	129,966
New York:
Cheektowaga (Buffalo)	Industrial	4,768,000	6,164,057	1,048,947	9,883,110
Halfmoon (Albany)	Industrial	1,190,000	4,335,600	166,754	5,358,846
Orangeburg (New York)	Industrial	694,720	2,995,998	1,990,531	1,700,187
North Carolina:
Fayetteville	Industrial	172,000	4,698,749	1,971,608	2,899,141
Monroe	Industrial	500,000	4,989,822	1,470,665	4,019,157
Winston-Salem	Industrial	980,000	5,933,986	1,673,859	5,240,127
Ohio:
Bedford Heights (Cleveland)	Industrial	990,000	5,726,832	969,467	5,747,365
Lebanon (Cincinnati)	Industrial	240,000	4,176,000	160,615	4,255,385
Richfield (Cleveland)	Industrial	2,655,166	9,216,712	1,390,048	10,481,830
Streetsboro (Cleveland)	Industrial	1,760,000	17,840,000	686,154	18,913,846
West Chester Twp. (Cincinnati)	Industrial	695,000	4,956,135	1,413,881	4,237,254
Oklahoma:
Oklahoma City	Industrial	1,410,000	8,194,166	276,702	9,327,464
Pennsylvania:
Monaca (Pittsburgh)	Industrial	427,973	2,726,175	1,603,801	1,550,347
South Carolina:
Ft. Mill (Charlotte, NC)	Industrial	1,670,000	13,404,474	901,474	14,173,000
Hanahan (Charleston) (Norton)	Industrial	1,129,000	11,843,474	2,580,530	10,391,944
Hanahan (Charleston) (FDX Gr)	Industrial	930,000	6,676,670	1,204,036	6,402,634
Tennessee:
Chattanooga	Industrial	300,000	4,671,161	752,798	4,218,363
Lebanon (Nashville)	Industrial	2,230,000	11,985,126	614,609	13,600,517
Memphis	Industrial	1,220,000	13,380,000	1,200,777	13,399,223
Shelby County	Vacant Land	11,065	-0-	-0-	11,065

SEPTEMBER 30, 2013 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value

Texas:
Carrollton (Dallas)	Industrial	1,500,000	16,240,000	1,457,436	16,282,564
Corpus Christi	Industrial	-0-	4,764,500	183,250	4,581,250
Edinburg	Industrial	1,000,000	6,414,000	411,154	7,002,846
El Paso	Vacant Land	1,136,953	-0-	-0-	1,136,953
El Paso	Industrial	2,088,242	7,684,126	753,264	9,019,104
Houston	Industrial	1,730,000	6,350,828	578,417	7,502,411
Waco	Industrial	1,350,000	7,383,000	236,635	8,496,365
Virginia:
Charlottesville	Industrial	1,170,000	3,174,037	1,098,633	3,245,404
Mechanicsville (Richmond) (FDX)	Industrial	1,160,000	6,558,163	2,112,231	5,605,932
Richmond (United Technologies)	Industrial	446,000	4,265,041	697,293	4,013,748
Roanoke (CHEP)	Industrial	1,853,000	4,962,697	816,226	5,999,471
Roanoke (FDX Gr)	Industrial	1,740,000	8,460,000	63,270	10,136,730
Wisconsin:
Cudahy (Milwaukee)	Industrial	980,000	8,393,672	2,191,698	7,181,974
Green Bay	Industrial	590,000	5,980,000	-0-	6,570,000

Total as of September 30, 2013		$ 97,400,859	$ 530,493,968	$ 91,095,415	$ 536,799,412

(1)	The Company owns a 51% controlling equity interest.
(2)	The Company has a 2/3rds controlling equity interest.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Fiscal 2014

Acquisitions

On October 22, 2013, the Company purchased a 46,240 square foot industrial building which was constructed in 2009 and is located in Tulsa, OK. The building is 100% net leased to The American Bottling Company through February 2024. The lease is guaranteed by the parent company, Dr Pepper Snapple Group, Inc. The purchase price was $3,700,000. The Company obtained a 15 year self-amortizing mortgage of $2,250,000 at a fixed interest rate of 4.58%. Annual rental revenue over the remaining term of the lease is approximately $253,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On October 25, 2013, the Company purchased a newly constructed 558,600 square foot industrial building located in Buckner, KY, which is located in the Louisville metropolitan statistical area (MSA). The building is 100% net leased to Ralcorp Holdings, Inc., a subsidiary of ConAgra Foods, Inc. through October 2033. The purchase price was $27,070,616. The Company obtained a 20 year self-amortizing mortgage of $18,475,000 at a fixed interest rate of 4.17%. Annual rental revenue over the remaining term of the lease is approximately $2,133,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $437,491 to an Intangible Asset associated with the lease in-place.

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

On November 19, 2013, the Company purchased a newly constructed 114,923 square foot industrial building located in Spring, TX, which is located in the Houston MSA. The building is 100% net leased to FedEx Ground Package System, Inc. through August 2023. The purchase price was $15,281,318. The Company obtained a 10 year mortgage of $10,630,000, amortizing over 15 years at a fixed interest rate of 4.01%. Annual rental revenue over the remaining term of the lease is approximately $1,146,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset. On August 21, 2014, a 66,253 square foot expansion of a building was completed bringing the total square feet of the building to 181,176. The building expansion cost approximately $4,345,000 resulting in an increase in annual rent effective August 21, 2014 from $1,146,000 to $1,581,000. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from August 31, 2023 to September 30, 2024.

On August 12, 2014, the Company purchased a newly constructed 327,822 square foot industrial building located in Indianapolis, IN. The building is 100% net leased to FedEx Smartpost, Inc. through April 2024. The purchase price was $23,744,000. The Company obtained a 10 year mortgage of $14,000,000, amortizing over 13 years at a fixed interest rate of 4.00%. Annual rental revenue over the remaining term of the lease was approximately $1,520,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

Expansions

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Orion, MI for $988,579 in order to construct a parking lot. In addition, a 52,154 square foot expansion of a building was completed in June 2013 for a cost of approximately $3,800,000 resulting in an increase in annual rent effective July 1, 2013 from $1,285,265 to $1,744,853. The parking lot expansion was completed in September 2013 for a total cost of approximately $1,500,000 resulting in an increase in annual rent effective October 1, 2013 to $1,908,221. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from June 30, 2017 to June 30, 2023.

In June 2013, Phase I of a 64,240 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Fort Mill, SC, which is located in the Charlotte, NC MSA, was completed for a cost of approximately $3,483,000 resulting in an increase in annual rent effective July 1, 2013 from $1,023,745 to $1,364,761. Phase II of the expansion, which consisted of a parking lot expansion, cost approximately $426,000. Phase II was completed in November 2013, resulting in an increase in annual rent effective November 1, 2013 to $1,414,639. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2019 to October 31, 2023.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Richfield, OH, which is located in the Cleveland MSA, for $1,655,166 in order to construct a parking lot. The parking lot expansion was completed in October 2013 and cost approximately $3,142,000. As a result, effective November 1, 2013, the annual rent increased from $644,640 to $1,124,384. In addition, the Company completed a 51,677 square foot expansion of a building in August 2014, which cost approximately $3,655,000, at which time the annual rent increased to $1,489,907. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from October 31, 2016 to September 30, 2024.

In September 2013, a 51,765 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in El Paso, TX was completed for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584 to $1,045,610. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2015 to September 30, 2023.

In June 2014, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Tampa, FL was completed for a cost of approximately $788,000 resulting in an increase in annual rent effective July 1, 2014 from $1,412,177 to $1,491,006. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from January 31, 2019 to June 30, 2024.

On July 10, 2014 a 55,037 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Cocoa, FL was completed for a cost of approximately $3,734,000 resulting in an increase in annual rent effective July 10, 2014 from $738,504 to $1,111,908. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from November 19, 2016 to September 30, 2024.

As described above, on August 21, 2014, a 66,253 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Spring, TX, which is located in the Houston MSA, was completed for a cost of approximately $4,345,000 resulting in an increase in annual rent effective August 21, 2014 from $1,146,000 to $1,581,000. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from August 31, 2023 to September 30, 2024.

Fiscal 2013

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

Dispositions

On February 19, 2013, the Company sold a 40,560 square foot industrial building in Greensboro, NC with net proceeds to the Company of $1,413,891. At the time of the sale, the property was leased on a month to month basis to Highways & Skyways, of NC, Inc. and the lease was terminated in conjunction with the sale. The Company recognized a $345,794 gain on the sale. The operating results of the property are presented as discontinued operations for the fiscal years ended September 30, 2013 and 2012. The net proceeds were used to partially fund the Company’s fiscal 2013 acquisitions.

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during the first quarter of fiscal 2015 to date (see Note 18) and properties acquired during fiscal 2014 and 2013 assuming that the acquisitions had occurred as of October 1, 2012, after giving effect to certain adjustments including (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Mortgage Notes Payable related to the new acquisitions and (c) Depreciation Expense related to the new acquisitions. In addition, a portion of the proceeds received from the May 28, 2014 public offering of 8,050,000 shares of the Company’s common stock (see Note 14) were used to fund property acquisitions and therefore, the weighted average shares outstanding used in calculating the Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the portion of the offering proceeds used to fund acquisitions as if the offering had occurred as of October 1, 2012. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Fiscal Year 2014	Fiscal Year 2013
Rental Revenues	$60,136,100	$58,594,400
Net Income Attributable to Common Shareholders	12,518,000	16,515,200
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.24	$0.36

The following unaudited pro forma condensed financial information has been prepared using the same attributes as the table above, plus the effect of additional revenue and expenses from the properties expanded during the first quarter of fiscal 2015 to date (see Note 18) and properties expanded during fiscal 2014 and 2013 assuming that the expansions were completed as of October 1, 2012. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Fiscal Year 2014	Fiscal Year 2013
Rental Revenues	$60,828,700	$61,105,200
Net Income Attributable to Common Shareholders	13,038,400	18,488,000
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.25	$0.41

NOTE 4 – INTANGIBLE ASSETS

Net intangible assets consist of the estimated value of the leases in-place at acquisition for the following properties and are amortized over the remaining term of the lease:

	September 30, 2014	September 30, 2013

Denver, CO	$1,340	$10,282
Hanahan, SC (Charleston) (Norton)	102,777	247,309
Augusta, GA (FDX Gr)	1,973	23,493
Richfield, OH (Cleveland)	91,321	131,170
Colorado Springs, CO	48,475	93,220
Griffin, GA (Atlanta)	149,515	214,364
Roanoke, VA	84,855	137,494
Wheeling, IL (Chicago)	358,512	591,964
El Paso, TX	-0-	1,916
Chattanooga, TN	-0-	26
Bedford Heights, OH (Cleveland)	-0-	443
Orion, MI	125,958	178,940
Topeka, KS	237,786	271,330
Carrollton, TX (Dallas)	28,824	35,387
Ft. Mill, SC (Charlotte, NC)	445,586	533,050
Lebanon, TN (Nashville)	202,590	223,193
Rockford, IL	183,752	203,220
Edinburg, TX	391,204	447,246
Corpus Christi, TX	158,676	181,618
Halfmoon, NY (Albany)	352,181	400,462
Lebanon, OH (Cincinnati)	427,491	520,767
Olive Branch, MS (Memphis, TN)(Anda Distribution)	1,462,074	1,653,887
Livonia, MI (Detroit)	513,154	581,579
Stewartville (Rochester), MN	40,424	45,000
Buckner, KY (Louisville)	417,439	-0-
Edwardsville, KS (Kansas City)	664,974	-0-
Total Intangible Assets, net	$6,490,881	$6,727,360
110

Amortization expense related to these intangible assets was $1,305,336, $1,500,700 and $1,443,812 for the years ended September 30, 2014, 2013 and 2012, respectively. The Company estimates that aggregate amortization expense for existing intangible assets will be approximately $1,344,000, $1,068,000, $801,000, $749,000 and $707,000 for each of the fiscal years 2015, 2016, 2017, 2018 and 2019, respectively.

NOTE 5 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

As of September 30, 2014, the Company had approximately 11,207,000 square feet of property, of which approximately 4,951,000 square feet, or 44%, consisting of forty-three separate stand-alone leases, was leased to FedEx Corporation (FDX) and its subsidiaries, (9% to FDX and 35% to FDX subsidiaries). These properties are located in twenty different states. As of September 30, 2014, the only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries, Milwaukee Electric Tool Corporation, which leased approximately 615,000 square feet, comprising of approximately 5% of the Company’s rental space and Ralcorp Holdings, Inc., which leased approximately 558,000 square feet, comprising approximately 5% of the Company’s total rental space. The tenants that leased more than 5% of total rentable square footage as of September 30, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
FDX and Subsidiaries	44%	44%	43%
Milwaukee Electric Tool Corporation (lease commenced fiscal 2013)	5%	6%	N/A
Ralcorp Holdings, Inc. (lease commenced fiscal 2014)	5%	N/A	N/A

During fiscal 2014, the only tenant that accounted for 5% or more of our rental and reimbursement revenue was FDX (including its subsidiaries). Our rental and reimbursement revenue from FDX and its subsidiaries totaled approximately $35,007,000, $29,241,000 and $27,202,000, or 54% (10% from FDX and 44% from FDX subsidiaries), 53% (12% from FDX and 41% from FDX subsidiaries) and 54% (14% from FDX and 40% from FDX subsidiaries) of total rent and reimbursement revenues for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the fiscal years ended September 30, 2014, 2013 and 2012.

NOTE 6 – DISCONTINUED OPERATIONS

Discontinued Operations during the fiscal years ended September 30, 2013 and 2012 include the operations of the 40,560 square foot building located in Greensboro, NC which was classified as Held for Sale and sold on February 19, 2013 for net sale proceeds of $1,413,891. In addition, Discontinued Operations in fiscal 2012 includes the 37,660 square foot building located in Quakertown, PA which was classified as Held for Sale and was sold on October 31, 2011 for net sale proceeds of $2,553,507. Since all properties classified as Held for Sale were sold prior to fiscal 2014, no activity is reflected as Discontinued Operations in fiscal 2014. The following table summarizes the components of discontinued operations for the fiscal years ended September 30th:

	2014	2013	2012

Rental and Reimbursement Revenue	$-0-	$32,258	$151,719
Real Estate Taxes	-0-	(28,474)	(27,324)
Operating Expenses	-0-	(37,924)	(53,365)
Depreciation & Amortization	-0-	(20,094)	(78,080)
Interest expense	-0-	-0-	-0-
Income (Loss) from Operations of Disposed Property	-0-	(54,234)	(7,050)
Gain (Loss) on Sale of Investment Property	-0-	345,794	(8,220)
Income (Loss) from Discontinued Operations	$-0-	$291,560	$(15,270)

Fiscal 2013 includes 4.5 months of activity for the property located in Greensboro, NC and no activity for the property located in Quakertown, PA. The Gain (Loss) on Sale of Investment Property for fiscal 2013 reflects the gain on sale from the sale of the Greensboro, NC property.

Cash flows from discontinued operations for the fiscal years ended September 30, 2014, 2013 and 2012 are combined with the cash flows from operations within each of the three categories presented. Cash flows from discontinued operations were as follows:

	2014	2013	2012
Cash flows from Operating Activities	$-0-	$(29,080)	$65,522
Cash flows from Investing Activities	-0-	1,413,891	2,553,507
Cash flows from Financing Activities	-0-	-0-	(2,581,355)

The absence of cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

NOTE 7 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of common and preferred stock of other REITs and debt securities. The Company intends to limit its investment in marketable securities to be no more than approximately 10% of its undepreciated assets. The Company does not own more than 10% of the outstanding shares of any of these issuers, nor does it have a controlling financial interest.

The following is a listing of investments in debt and equity securities at September 30, 2014:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
Arbor Realty Trust, Inc.	B	7.75%	7,000	$175,000	$169,750
Campus Crest Communities, Inc.	A	8.00%	10,000	250,000	250,999
CBL & Associates Properties, Inc.	D	7.375%	30,000	745,840	765,000
CBL & Associates Properties, Inc.	E	6.625%	90,000	2,171,859	2,186,991
Cedar Realty Trust, Inc.	B	7.25%	40,600	953,060	1,061,690
Chesapeake Lodging Trust	A	7.75%	20,000	500,000	522,624
Corporate Office Properties Trust	L	7.375%	26,688	658,957	695,222
DuPont Fabros Technology, Inc.	B	7.625%	10,000	229,188	257,001
Dynex Capital, Inc.	A	8.50%	20,000	500,000	500,800
EPR Properties	F	6.625%	30,000	705,816	749,100
General Growth Properties, Inc.	A	6.375%	30,000	697,925	738,000
Glimcher Realty Trust	I	6.875%	30,000	697,268	772,200
Glimcher Realty Trust	H	7.50%	40,000	1,000,000	1,037,600
Grace Acquisitions I	B	8.75%	29,000	3,480	703,250
Investors Real Estate Trust	B	7.95%	20,000	500,000	522,800
iStar Financial, Inc.	D	8.00%	3,468	71,502	86,700
iStar Financial, Inc.	E	7.875%	3,400	54,116	83,980
iStar Financial, Inc.	F	8.00%	38,976	837,686	959,998
iStar Financial, Inc.	I	7.50%	41,383	872,236	1,003,538
Kilroy Realty Corporation	H	6.375%	40,000	952,342	992,000
Kimco Realty Corporation	I	6.00%	20,000	461,125	499,000
Kite Realty Group Trust	A	8.25%	14,000	344,147	368,900
Pebblebrook Hotel Trust	C	6.50%	34,500	747,555	819,375
Pennsylvania Real Estate Investment Trust	A	8.25%	44,000	1,100,885	1,163,800
Pennsylvania Real Estate Investment Trust	B	7.375%	30,455	760,911	788,785
PS Business Parks	U	5.75%	10,000	191,131	227,900
PS Business Parks	V	5.70%	10,000	189,731	228,100
Resource Capital Corporation	B	8.25%	28,200	705,000	675,672
Resource Capital Corporation	C	8.625%	20,000	500,000	478,800
SL Green Realty Corporation	I	6.50%	50,000	1,181,405	1,265,000
Stag Industrial, Inc.	B	6.625%	40,000	901,256	992,400
Summit Hotel Properties, Inc.	B	7.875%	20,000	500,000	538,000
Sun Communities, Inc.	A	7.125%	20,000	500,000	514,600
Supertel Hospitality, Inc.	A	8.00%	17,000	170,005	136,000
Taubman Centers, Inc.	J	6.50%	60,000	1,379,109	1,519,200
Terreno Realty Corporation	A	7.75%	20,000	500,000	533,000
UMH Properties, Inc. (1)	A	8.25%	200,000	5,000,000	5,266,000
Urstadt Biddle Properties Inc.	F	7.125%	55,000	1,375,000	1,416,542
Total Equity Securities - Preferred Stock				$ 29,083,535	$ 31,490,317
113

	Interest Rate/	Number of		Estimated Market
Description	Dividend	Shares	Cost	Value

Equity Securities - Common Stock
Getty Realty Corporation		50,000	$997,632	$850,000
Gladstone Commercial Corporation		65,000	1,102,608	1,104,350
Government Properties Income Trust		270,000	6,577,044	5,915,700
Mack-Cali Realty Corporation		130,000	3,039,545	2,484,300
One Liberty Properties, Inc.		10,000	155,747	202,300
Select Income REIT		230,000	6,241,339	5,531,500
Senior Housing Property Trust		178,000	4,081,570	3,723,760
UMH Properties, Inc. (1)		842,176	7,903,294	8,000,672
Total Equity Securities - Common Stock			$30,098,779	$27,812,582

Debt Securities:
Government National Mortgage Association (GNMA)	6.50%	500,000	$7,733	$8,504

Total Securities Available for Sale			$59,190,047	$59,311,403

(1) Investment is an affiliate. See Note No. 12 for further discussion.

The following is a listing of investments in debt and equity securities at September 30, 2013:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
American Land Lease, Inc.	A	7.75%	18,000	$146,700	$433,800
Apollo Commercial Real Estate Finance, Inc.	A	8.625%	10,000	250,000	253,800
Arbor Realty Trust, Inc.	B	7.75%	10,000	250,000	235,000
Campus Crest Communities, Inc.	A	8.00%	10,000	250,000	260,000
CapLease, Inc.	A	8.125%	2,334	41,395	58,350
CapLease, Inc.	B	8.375%	52,403	1,313,304	1,311,123
CBL & Associates Properties, Inc.	D	7.375%	10,000	250,573	249,800
CBL & Associates Properties, Inc.	E	6.625%	40,000	1,000,000	930,800
Cedar Realty Trust, Inc.	B	7.25%	32,000	757,972	736,000
Chesapeake Lodging Trust	A	7.75%	20,000	500,000	496,400
Commonwealth REIT	D	6.50%	40,000	930,533	837,200
Corporate Office Properties Trust	L	7.375%	20,000	502,859	497,400
Dynex Capital, Inc.	A	8.50%	40,000	1,000,000	974,800
EPR Properties	F	6.625%	10,000	250,000	214,400
General Growth Properties, Inc.	A	6.375%	10,000	250,000	219,000
Glimcher Realty Trust	I	6.875%	10,000	250,000	232,500
Glimcher Realty Trust	H	7.50%	40,000	1,000,000	984,392
Grace Acquisitions I	B	8.75%	31,000	3,720	356,500
Hatteras Financial Corporation	A	7.625%	10,000	250,000	228,000
Investors Real Estate Trust	B	7.95%	20,000	500,000	515,000
iStar Financial, Inc.	D	8.00%	42,353	763,526	1,006,310
iStar Financial, Inc.	E	7.875%	68,400	905,020	1,615,608
iStar Financial, Inc.	F	8.00%	36,885	720,437	864,216
iStar Financial, Inc.	I	7.50%	43,883	838,115	991,317
Kilroy Realty Corporation	H	6.375%	20,000	500,000	437,000
Kite Realty Group Trust	A	8.25%	24,000	590,047	612,960
Pennsylvania Real Estate Investment Trust	A	8.25%	44,000	1,100,885	1,124,200
Pennsylvania Real Estate Investment Trust	B	7.375%	40,000	1,000,000	960,000
Resource Capital Corporation	B	8.25%	28,200	705,000	648,256
SL Green Realty Corporation	I	6.50%	20,000	500,000	464,000
Stag Industrial, Inc.	B	6.625%	14,000	338,079	308,000
Summit Hotel Properties, Inc.	B	7.875%	20,000	500,000	509,200
Supertel Hospitality, Inc.	A	8.00%	17,000	170,005	158,270
Sun Communities, Inc.	A	7.125%	20,000	500,000	488,598
Taubman Centers, Inc.	J	6.50%	20,000	500,940	474,400
Terreno Realty Corporation	A	7.75%	20,000	500,000	497,000
UMH Properties, Inc. (1)	A	8.25%	200,000	5,000,000	5,120,000
Urstadt Biddle Properties, Inc.	F	7.125%	55,000	1,375,000	1,316,700
Winthrop Realty Trust	D	9.25%	35,000	867,305	927,850
Total Equity Securities - Preferred Stock				$ 27,071,415	$ 28,548,150
115

	Interest Rate/	Number of		Estimated Market
Description	Dividend	Shares	Cost	Value

Equity Securities - Common Stock
CapLease, Inc.		26,000	$71,351	$220,740
Getty Realty Corporation		71,400	1,416,719	1,379,608
Gladstone Commercial Corporation		65,000	1,102,608	1,167,400
Government Properties Income Trust		30,000	687,493	717,900
Mack-Cali Realty Corporation		70,000	1,787,453	1,535,800
One Liberty Properties, Inc.		12,500	194,684	253,500
Select Income REIT		135,000	3,460,026	3,483,000
UMH Properties, Inc. (1)		779,228	7,325,143	7,737,738
Urstadt Biddle Properties, Inc.		20,000	336,250	397,600
Total Equity Securities - Common Stock			$16,381,727	$16,893,286

Debt Securities:
Government National Mortgage Association (GNMA)	6.50%	500,000	$9,330	$10,304

Total Securities Available for Sale			$43,462,472	$45,451,740

(1) Investment is an affiliate. See Note No. 12 for further discussion.

The Company held nine securities that the Company determined were temporarily impaired investments as of September 30, 2014. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The following is a summary of temporarily impaired securities at September 30, 2014:

	Less than 12 Months		12 Months or Longer
		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$478,800	$(21,200)	$981,422	$(68,583)
Common stock	15,170,960	(1,728,993)	3,334,300	(702,877)
Total	$15,649,760	$(1,750,193)	$4,315,722	$(771,460)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss

3	1,324,222	$(55,778)	0-5%
2	9,639,460	(1,019,154)	6-10%
2	6,381,500	(857,471)	11-15%
2	2,620,300	(589,250)	16-20%
9	$19,965,482	$(2,521,653)

The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery. The Company had total net unrealized gains on its securities portfolio of $121,356 as of September 30, 2014.

The Company did not have any margin loan balance as of September 30, 2014 and 2013. The margin loan balance, if any, would be collateralized by the securities portfolio.

Dividend income for the fiscal years ended September 30, 2014, 2013 and 2012 totaled $3,863,136, $3,861,374, and $3,144,837, respectively. Interest income for the fiscal years ended September 30, 2014, 2013 and 2012 totaled $19,461, $24,546 and $213,837, respectively.

The Company received proceeds of $14,279,391, $33,476,767 and $24,358,392 on sales or redemptions of securities available for sale during fiscal years 2014, 2013 and 2012, respectively. The Company recorded the following Realized Gain (Loss) on Securities Transactions, net:

	2014	2013	2012
Gross realized gains	$2,222,424	$7,176,022	$6,066,971
Gross realized losses	(55,658)	(42,770)	(22,906)
Gains on Sales of Securities Transactions, net	$2,166,766	$7,133,252	$6,044,065

NOTE 8- MORTGAGE NOTES, LOANS PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES

Mortgage Notes Payable:

Mortgage notes payable represents the principal amounts outstanding as of September 30, 2014. Interest is payable on these mortgages at fixed rates ranging from 3.45% to 8.12%, with a weighted average interest rate of 5.24%.

As described in Note 3, during fiscal year ended September 30, 2014, the Company entered into five mortgages totaling $57,905,000 and the Company increased a pre-existing mortgage of approximately $5,000,000 in connection with the acquisitions of properties in Tulsa, OK, Buckner, KY, Edwardsville, KS, Altoona, PA, Spring, TX and Indianapolis, IN.

During the fiscal year ended September 30, 2014, the Company repaid the mortgages on the Rockford, IL; Charlottesville, VA; Newington, CT; Cudahy, WI and Mechanicsville, VA properties totaling $4,176,804.

The following is a summary of mortgage notes payable at September 30, 2014 and 2013:

Property		Fixed Rate	Maturity Date	Balance 9/30/14	Balance 9/30/13

Rockford, IL	(1)	5.50%	12/10/13	-0-	1,803,522
Charlottesville, VA	(2)	6.90%	07/01/14	-0-	238,050
Tampa, FL (TB Grand Prix)		5.71%	03/01/15	2,250,952	2,403,192
Mechanicsville, VA (Richmond) (FDX)	(3)	6.12%	12/01/15	-0-	1,206,766
St. Joseph, MO		8.12%	03/01/16	1,363,680	2,236,364
Newington, CT (Hartford)	(4)	8.10%	04/01/16	-0-	662,243
Beltsville, MD (Washington, DC)		7.53%	05/01/16	1,030,343	1,597,004
Beltsville, MD (Washington, DC)	(5)	5.25%	05/01/16	5,030,789	5,302,567
Cudahy, WI (Milwaukee)	(6)	8.15%	05/01/16	-0-	1,174,964
Wheeling, IL (Chicago)		5.68%	09/05/16	3,927,826	4,372,283
Griffin, GA (Atlanta)		6.37%	10/01/16	7,449,942	7,847,072
Granite City, IL (St. Louis)		7.11%	11/01/16	2,066,003	2,917,644
Jacksonville, FL		6.92%	12/01/16	707,872	988,961
Jacksonville, FL	(7)	6.00%	12/01/16	1,300,000	1,300,000
Monroe, NC		7.11%	12/01/16	912,017	1,272,947
El Paso, TX		5.50%	01/05/17	3,943,617	4,258,425
Bedford Heights, OH (Cleveland)		5.96%	04/01/17	3,029,464	3,186,570
Chattanooga, TN		5.96%	05/01/17	1,985,155	2,183,587
117

Property		Fixed Rate	Maturity Date	Balance 9/30/14	Balance 9/30/13
Elgin, IL (Chicago)		6.97%	05/01/17	1,306,487	1,737,279
Hanahan, SC (Charleston) (Norton)		7.36%	05/01/17	6,249,976	6,538,409
Roanoke, VA		5.96%	05/30/17	3,101,629	3,367,071
Edwardsville, KS (Kansas City)(Carlisle Tire)		7.38%	07/01/17	1,356,358	1,785,428
Kansas City, MO		6.11%	08/01/17	2,513,863	2,638,007
Orion, MI		6.57%	08/01/17	9,578,032	10,030,070
Cheektowaga, NY (Buffalo)		6.78%	10/01/17	915,321	1,173,488
Punta Gorda, FL		6.29%	10/01/17	2,224,495	2,330,813
Cocoa, FL		6.29%	12/01/17	5,646,188	5,911,070
Richfield, OH (Cleveland)		5.22%	01/01/18	3,733,511	4,036,193
Tampa, FL (FDX)		5.65%	04/01/18	4,351,880	4,559,214
West Chester Twp., OH (Cincinnati)		6.80%	06/01/18	2,523,655	2,727,928
Orlando, FL		6.56%	10/01/18	4,784,769	4,985,079
Tampa, FL (FDX Gr)		6.00%	03/01/19	7,953,829	8,557,245
Lebanon, OH (Cincinnati)	(8)	5.55%	05/01/19	2,793,854	2,886,513
Lebanon, TN (Nashville)		7.60%	07/10/19	8,038,667	8,207,937
Ft. Mill, SC (Charlotte, NC)		7.00%	10/10/19	2,972,570	3,443,109
Denver, CO		6.07%	11/01/19	1,631,613	1,892,648
Hanahan, SC (Charleston) (FDX Gr)		5.54%	01/21/20	1,599,992	1,846,486
Augusta, GA (FDX Gr)		5.54%	02/01/20	1,163,840	1,343,140
Huntsville, AL		5.50%	03/01/20	1,176,143	1,351,316
Colorado Springs, CO		5.41%	01/01/21	1,857,423	2,100,670
Romulus, MI (Detroit)	(9)	5.50%	07/01/21	2,455,862	2,638,437
Topeka, KS		6.50%	08/10/21	1,804,560	2,004,767
Edinburg, TX	(10)	5.85%	09/30/21	4,019,887	4,303,037
Streetsboro, OH (Cleveland)		5.50%	11/01/21	11,470,944	11,940,984
Corpus Christi, TX	(11)	5.85%	11/01/21	2,653,571	2,838,458
Olive Branch, MS (Memphis, TN) (Anda Distribution)		4.80%	04/01/22	9,828,177	10,329,576
Waco, TX		4.75%	08/01/22	5,313,941	5,553,243
Houston, TX		6.88%	09/10/22	3,911,783	4,266,567
Tolleson, AZ (Phoenix)		3.95%	11/01/22	6,759,255	7,447,132
Olive Branch, MS (Memphis, TN) (Milwaukee Tool)		3.76%	01/01/23	15,425,608	16,497,370
Edwardsville, KS (Kansas City) (International Paper)		3.45%	11/01/23	12,009,761	-0-
Spring, TX (Houston)		4.01%	12/01/23	10,236,317	-0-
Memphis, TN		4.50%	01/01/24	8,136,372	8,822,604
Oklahoma City, OK		4.35%	06/01/24	5,305,575	5,728,853
Indianapolis, IN		4.00%	09/01/24	14,000,000	-0-
Carrollton, TX (Dallas)		6.75%	02/01/25	9,276,421	9,870,730
Altoona, PA	(12)	4.00%	10/01/25	4,722,377	-0-
Green Bay, WI	(12)	4.00%	10/01/25	3,832,781	4,080,227
Stewartville, MN (Rochester)	(12)	4.00%	10/01/25	3,071,475	3,269,773
Carlstadt, NJ (New York, NY)		5.25%	05/15/26	2,184,584	2,316,910
Roanoke, VA (FDX Gr)		3.84%	07/01/26	6,179,173	6,584,020
Livonia, MI (Detroit)		4.45%	12/01/26	8,609,540	9,126,833
Tulsa, OK		4.58%	11/01/28	2,161,318	-0-
Buckner, KY (Louisville)		4.17%	11/01/33	17,973,038	-0-
Halfmoon, NY (Albany)	(13)	5.25%	01/13/37	3,981,931	4,072,587
Total Mortgage Notes Payable				$287,796,006	$250,093,382

(1)	Loan was fully paid December 6, 2013.
(2)	Loan was fully paid February 3, 2014.
(3)	Loan was fully paid July 1, 2014.
(4)	Loan was fully paid April 1, 2014.
(5)	Interest rate was fixed at 6.65% for the first 3 years. Interest rate is adjusted every 3 years to the Federal Home Loan Bank of New York rate plus 325 basis points with a floor of 6.5%. Effective July 1, 2012, the interest rate was adjusted from 6.65% to 6.5%. Effective August 1, 2013, the 6.5% floor was removed and the interest rate was reduced to 5.25%.
(6)	Loan was fully paid June 30, 2014.
118

(7)	Loan is interest only.
(8)	Interest rate is fixed at 5.55% through December 31, 2016. On January 1, 2017 the interest rate resets to the lender’s prevailing rate.
(9)	Interest rate is fixed at 5.50% for the first 5 years. On July 1, 2016, the interest rate resets to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.50%.
(10)	Interest rate is fixed at 5.85% for the first 5 years. On November 1, 2016, the interest rate resets to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.50%.
(11)	Interest rate is fixed at 5.85% for the first 5 years. On December 1, 2016, the interest rate resets to the Federal Home Loan Bank of New York rate plus 275 basis points with a floor of 5.50%.
(12)	One loan is secured by Altoona, PA, Green Bay, WI and Stewartville (Rochester), MN.
(13)	Interest rate is fixed at 5.25% for the first 5 years. Commencing on January 13, 2017, the interest rate is adjusted every 5 years to the 5 year U.S. Treasury yield plus 265 basis points with a floor of 5.25%.

Principal on the foregoing debt at September 30, 2014 is scheduled to be paid as follows:

Year Ending September 30,	2015	$24,701,813
	2016	36,863,827
	2017	45,125,585
	2018	35,316,086
	2019	30,159,385
	Thereafter	115,629,310
		$287,796,006

The above table does not include $24,887,000 of mortgage loans obtained in connection with the purchases of three properties totaling $35,138,125 during the first quarter of fiscal 2015 to date at fixed rates ranging between 4.40% to 5.18%. In addition, the above table does not include commitments the Company has entered into to obtain four loans totaling $73,300,000 at fixed rates ranging from 3.77% to 4.84% in connection with commitments the Company has entered into to purchase four properties totaling $110,425,385.

Loans Payable:

Two River Community Bank and The Bank of Princeton

The Company has total loans payable of $5,200,000 consisting of a $2,500,000 term loan secured by 200,000 shares of UMH Properties, Inc. (UMH) 8.25% Series A preferred stock with Two River Community Bank at an annual interest rate of 4.90%, maturing November 29, 2016 with interest only payments through November 2014 and a $2,700,000 term loan secured by 500,000 shares of UMH common stock with The Bank of Princeton at a variable annual interest rate of prime plus 0.75% with a floor of 4.50%, maturing on March 9, 2017. The interest rate on the $2,700,000 loan with The Bank of Princeton was 4.50% as of September 30, 2014.

Capital One, N.A.

On June 25, 2013, the Company entered into an agreement that renewed and expanded its unsecured line of credit from $20,000,000 to $40,000,000, with an accordion feature up to $60,000,000, subject to various conditions, as defined in the agreement. The renewed unsecured line of credit is syndicated with two banks led by Capital One, National Association, as joint lead arranger, administrative agent and sole book runner, and includes Bank of Montreal, as joint lead arranger and documentation agent. The renewed unsecured line of credit matures June 30, 2016, has a one-year extension option, and borrowings under the unsecured line of credit bear interest at LIBOR plus 175 basis points to 250 basis points, depending on the company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings under the unsecured line of credit bears interest at LIBOR plus 185 basis points, which was 2.00% as of September 30, 2014. The previous $20,000,000 unsecured line of credit did not have an extension option and borrowings bore interest at LIBOR plus 200 basis points to 250 basis points, depending on the amount drawn down on the unsecured line of credit. On April 25, 2014, the Company exercised its $20,000,000 accordion feature on its unsecured line of credit bringing the total amount available under the unsecured line of credit up to $60,000,000. In addition, the Company obtained an additional $20,000,000 accordion feature bringing the total potential availability under the unsecured line of credit (subject to various conditions as defined in the agreement) up to $80,000,000. As of September 30, 2014, there was a $20,000,000 outstanding balance under the unsecured line of credit.

Margin Loans

The Company uses a margin loan for purchasing securities, for temporarily funding of acquisitions, and for working capital purposes. This loan is due on demand and is collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and was 2.00% as of September 30, 2014 and 2013. At September 30, 2014 and 2013, there were no draws against the margin loan.

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

NOTE 9 - OTHER LIABILITIES

Other liabilities consist of the following as of September 30th:

	9/30/14	9/30/13
Rent paid in advance	$3,130,899	$2,234,099
Unearned reimbursement revenue	1,466,181	927,697
Tenant security deposits	376,733	222,903
Below-market lease intangible liability	42,217	101,585
Other	183,541	141,346
Total	$5,199,571	$3,627,630

NOTE 10 - STOCK COMPENSATION PLAN

On July 26, 2007, the 2007 Stock Option and Stock Award Plan (the 2007 Plan) was approved by the shareholders authorizing the grant to officers and key employees, of options to purchase up to 1,500,000 shares of common stock. On May 6, 2010, the shareholders approved an amendment and restatement of the 2007 Plan. The amendment and restatement made two significant changes: (1) the inclusion of directors as participants in the 2007 Plan, and (2) the ability to grant restricted stock to directors, officers and key employees. The amendment and restatement also made other conforming, technical and other minor changes. The amendment also makes certain modifications and clarifications, including concerning administration and compliance with applicable tax rules, such as Section 162(m) of the Internal Revenue Code.

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

The Compensation Committee determines the recipients of each restricted stock award; the number of restricted shares to be awarded; the length of the restricted period of the award; the restrictions applicable to the award including, without limitation, the employment or retirement status of the participant; rules governing forfeiture and restrictions applicable to any sale, assignment, transfer, pledge or other encumbrance of the restricted stock during the restricted period; and the eligibility to share in dividends and other distributions paid to the Company’s shareholders during the restricted period. The maximum number of shares underlying restricted stock awards that may be granted in any one fiscal year to a participant shall be 100,000.

Unless otherwise provided for in an underlying restricted stock award agreement, if a participant’s status as an employee or director of the Company is terminated by reason of death or disability, the restrictions will lapse on such date.  Unless otherwise provided for in an underlying restricted stock award agreement, the Plan provides that if an individual’s status as an employee or director is terminated by reason of retirement following an involuntary termination (other than for “cause” as defined in the Plan), the restrictions will generally lapse, unless the restricted stock award is intended to constitute “performance based” compensation for purposes of Section 162(m) of the Internal Revenue Code. If a participant’s status as an employee or director terminates for any other reason, the Plan provides that a participant will generally forfeit any outstanding restricted stock awards, unless otherwise indicated in the applicable award agreement.  Shares of restricted stock that are forfeited become available again for issuance under the Plan.  The Compensation Committee has the authority to accelerate the time at which the restrictions may lapse whenever it considers that such action is in the best interests of the Company and of its shareholders, whether by reason of changes in tax laws, or a “change in control” as defined in the 2007 Plan or otherwise.

The Company accounts for stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).

Stock Options

During fiscal 2014, 2013 and 2012, one employee was granted options to purchase 65,000 shares each fiscal year. The fair value of these options was $34,549, $39,991, and $31,850 in fiscal 2014, 2013, and 2012, respectively based on the assumptions below and is being amortized over a one-year vesting period. For the fiscal years ended September 30, 2014, 2013 and 2012, amounts charged to compensation expense related to stock options totaled $35,910, $37,955 and $33,800, respectively. The remaining unamortized stock option expense was $8,637 as of September 30, 2014 and that amount will be expensed in fiscal 2015.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2014, 2013 and 2012:

	2014	2013	2012

Dividend yield	6.71%	5.74%	6.43%
Expected volatility	19.07%	18.84%	19.24%
Risk-free interest rate	2.45%	1.18%	1.41%
Expected lives (years)	8	8	8
Estimated forfeitures	-0-	-0-	-0-

A summary of the status of the Company’s stock option plan as of September 30, 2014, 2013 and 2012 is as follows:

		2014		2013		2012
	2014 Shares	Weighted Average Exercise Price	2013 Shares	Weighted Average Exercise Price	2012 Shares	Weighted Average Exercise Price

Outstanding at beginning of year	750,370	$8.19	859,430	$8.05	1,151,200	$7.90
Granted	65,000	8.94	65,000	10.46	65,000	9.33
Exercised	(164,170)	8.08	(156,375)	8.32	(329,150)	7.77
Expired/Forfeited	-0-	-0-	(17,685)	8.70	(27,620)	7.81
Outstanding at end of year	651,200	8.29	750,370	8.19	859,430	8.05

Exercisable at end of year	586,200		685,370		794,430

Weighted-average fair value of
options granted during the year		$0.53		$0.62		$0.49

The following is a summary of stock options outstanding as of September 30, 2014:

Date of Grant	Number of Grants	Number of Shares	Option Price	Expiration Date

01/22/07	2	26,200	8.05	01/22/15
12/12/07	1	65,000	8.22	12/12/15
03/10/08	4	85,000	7.80	03/10/16
10/20/08	5	150,000	7.25	10/20/16
01/05/10	1	65,000	7.22	01/05/18
01/03/11	1	65,000	8.72	01/03/19
01/03/12	1	65,000	9.33	01/03/20
01/03/13	1	65,000	10.46	01/03/21
01/03/14	1	65,000	8.94	01/03/22
		651,200

The aggregate intrinsic value of options outstanding as of September 30, 2014, 2013 and 2012 was $1,212,984, $767,777 and $2,696,071, respectively. The intrinsic value of options exercised in fiscal years 2014, 2013 and 2012 was $361,288, $352,346, and $196,066, respectively. The weighted-average remaining contractual term of the above options was 2.7, 3.3 and 3.3 years as of September 30, 2014, 2013 and 2012, respectively.

Restricted Stock

In July 2014, the Company awarded 10,000 shares of restricted stock to one participant under the 2007 Plan. In July 2013, the Company awarded 10,000 shares of restricted stock to one participant under the 2007 Plan and in September 2012 the Company awarded 67,800 shares of restricted stock to seventeen participants under the 2007 Plan. The grant date fair value of restricted stock grants awarded to participants was $101,900, $98,700 and $780,360 in fiscal 2014, 2013 and 2012, respectively.  These grants vest in equal installments over five years. As of September 30, 2014, there remained a total of $700,230 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2007 plan and outstanding at that date.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 2.5 years.  For the fiscal years ended September 30, 2014, 2013 and 2012, amounts charged to compensation expense related to restricted stock grants totaled $311,092, $291,193 and $560,011, respectively. The amount charged for the year ended September 30, 2012, includes a one-time charge of $210,510 for restricted stock grants awarded to a participant who is of retirement age and therefore their entire amount of measured compensation cost has been recognized at grant date and a one-time charge of $107,937 related to the portion of restricted stock allocated to Severance expense related to Ms. Vecere as further described in Note 12.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2014, 2013 and 2012 are presented below:

		2014		2013		2012
	2014 Shares	Weighted-Average Grant Date Fair Value	2013 Shares	Weighted-Average Grant Date Fair Value	2012 Shares	Weighted-Average Grant Date Fair Value

Nonvested at beginning of year	131,666	$9.85	150,682	$9.79	126,262	$8.29
Granted	10,000	10.19	10,000	9.87	67,800	11.51
Dividend Reinvested Shares	8,665	9.06	9,534	9.69	7,654	9.84
Vested	(42,131)	(10.47)	(38,550)	(9.49)	(45,615)	(10.62)
Forfeited	-0-	-0-	-0-	-0-	(5,419)	(7.85)
Nonvested at end of year	108,200	$9.96	131,666	$9.85	150,682	$9.79

As of September 30, 2014, there were 669,646 shares available for grant as stock options or restricted stock under the 2007 Plan.

NOTE 11 - INCOME FROM LEASES

The Company derives income primarily from operating leases on its commercial properties. In general, these leases are written for periods up to ten years or more with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum base rents due under noncancellable leases as of September 30, 2014 are approximately scheduled as follows:

Fiscal Year	Amount
2015	$57,375,000
2016	56,041,000
2017	51,904,000
2018	44,451,000
2019	37,824,000
thereafter	153,206,000
Total	$400,801,000

NOTE 12 - RELATED PARTY TRANSACTIONS

Eugene W. Landy, the Company’s Chairman of the Board, executed an Employment Agreement on December 9, 1994, which was amended on June 26, 1997 (the “First Amendment”), on November 5, 2003 (the “Second Amendment”), on April 1, 2008 (the “Third Amendment”), on July 1, 2010 (the “Fourth Amendment”), on April 25, 2013 (the “Fifth Amendment”), and on December 20, 2013 (the “Sixth Amendment”) – collectively, the “Amended Employment Agreement”.  Pursuant to the Amended Employment Agreement, Mr. Eugene Landy’s base salary was $275,000 per year through December 31, 2013 and $385,000 per year, effective January 1, 2014.  He is entitled to receive pension payments of $50,000 per year through 2020; in fiscal 2014, the Company accrued $30,625 in additional compensation expense related to the pension benefits. Mr. Eugene Landy was awarded an Outstanding Leadership Achievement Award in the amount of $300,000 per year for three years for a total of $900,000, which has been fully paid to him during the fiscal years ended 2010, 2011 and 2012. Mr. Eugene Landy’s incentive bonus schedule is detailed in the Fourth Amendment and is based on progress toward achieving certain target levels of growth in market capitalization, funds from operations and dividends per share.  Pursuant to the Amended Employment Agreement, Mr. Eugene Landy will receive each year, an option to purchase 65,000 shares of the Company’s common stock.  Mr. Eugene Landy is entitled to five weeks paid vacation annually, and he is entitled to participate in the Company’s employee benefits plans.

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

Effective January 1, 2009, the Company and Michael P. Landy, Executive Vice President, entered into a three-year employment agreement, under which Mr. Michael Landy received an annual base salary of $190,575 for calendar year 2009 with increases of 5% for each of calendar years 2010 and 2011, plus bonuses and customary fringe benefits.   On January 13, 2011, Mr. Michael Landy was appointed Chief Operating Officer.  Effective January 19, 2011, Mr. Michael Landy’s employment contract with the Company was amended to increase his base salary for calendar year 2011 to $285,109 annually.   Effective January 1, 2012, the Company and Michael P. Landy entered into a three-year employment agreement, under which Mr. Landy received an annual base salary of $315,000 for calendar year 2012 with increases of 5% for each of calendar years 2013 and 2014, plus bonuses and customary fringe benefits.  Effective April 9, 2013, Michael P. Landy was appointed President and Chief Executive Officer.  Effective October 1, 2013, the Company and Michael P. Landy entered into a three-year employment agreement, under which Mr. Landy received an annual base salary of $500,000 for fiscal year 2014 with increases of 5% for each of fiscal years 2015 and 2016, plus bonuses and customary fringe benefits. Mr. Landy’s incentive bonus schedule is based on progress toward achieving certain target levels of growth in market capitalization, adjusted funds from operations and dividends per share.  Mr. Landy also receives four weeks’ vacation, annually.  The Company reimburses Mr. Landy for the cost of a disability insurance policy such that, in the event of Mr. Landy’s disability for a period of more than 90 days, Mr. Landy will receive benefits up to 60% of his then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Landy may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Landy shall be entitled to the greater of the base salary due under the remaining term of the agreement or two years’ compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Prior to July 1, 2012, approximately

25% of Mr. Landy’s compensation was allocated to UMH pursuant to a cost sharing agreement between the Company and UMH.  Effective July 1, 2012, 100% of Mr. Landy’s compensation has been allocated to the Company.

Effective January 1, 2013, the Company and Kevin S. Miller, Chief Financial and Accounting Officer, entered into a three-year employment agreement, under which Mr. Miller received an annual base salary of $220,000 for calendar year 2013 with increases of 5% for each of calendar years 2014 and 2015, plus bonuses and customary fringe benefits.  Mr. Miller also receives four weeks’ vacation, annually.  The Company reimburses Mr. Miller for the cost of a disability insurance policy such that, in the event of Mr. Miller’s disability for a period of more than 90 days, Mr. Miller will receive benefits up to 60% of his then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Miller will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Miller may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Miller shall be entitled to one year’s base salary at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2014, the Company and Allison Nagelberg, General Counsel, entered into a three-year employment agreement, under which Ms. Nagelberg receives an annual base salary of $275,625 for calendar year 2014, $325,000 for calendar year 2015, and $341,250 for calendar year 2016, plus bonuses and customary fringe benefits.  Ms. Nagelberg also receives four weeks’ vacation, annually.  The Company reimburses Ms. Nagelberg for the cost of a disability insurance policy such that, in the event of Ms. Nagelberg’s disability for a period of more than 90 days, Ms. Nagelberg will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Ms. Nagelberg will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Ms. Nagelberg may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Nagelberg shall be entitled to the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement. Prior to January 1, 2014, approximately 30% of Ms. Nagelberg’s compensation was allocated to UMH pursuant to a cost sharing agreement between the Company and UMH.  Effective January 1, 2014, 100% of Ms. Nagelberg’s compensation has been allocated to the Company.

The Company amended the employment agreement with Maureen E. Vecere, who was the Company’s Chief Financial and Accounting Officer, on June 2, 2010. Prior to that date, Ms. Vecere was the Company’s Controller and Treasurer since 2003. If there were a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Vecere would be entitled to the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement. On May 31, 2012, Ms. Vecere passed away. In June 2012, the Company incurred a one-time $832,000 severance expense to the Estate of Maureen E. Vecere.

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and Cronheim Management Services (CMS). Daniel Cronheim received $42,000, $36,750 and $27,250 for Director’s fees in 2014, 2013 and 2012, respectively. Cronheim received $-0-, $-0- and $15,950 in lease commissions in 2014, 2013 and 2012, respectively. The David Cronheim Mortgage Corporation, an affiliated company of CMS, received $140,000, $241,500 and $161,000 in mortgage brokerage commissions in 2014, 2013 and 2012, respectively.

The Company was subject to a management contract with CMS for a fixed annual fee of $380,000 through January 31, 2012 and a fixed annual fee of $410,000 through July 31, 2012. During fiscal year 2012 the Company also agreed to reimburse CMS for fees paid to subagents. CMS provided sub-agents as regional managers for the Company’s properties. The Company paid CMS management fees of $562,452 for fiscal 2012 for the management of the properties subject to the management contract. Effective August 1, 2012, the Company’s management contract with CMS terminated and the Company became a fully integrated and self-managed real estate company.

From August 1, 2012 through September 30, 2014, the Company compensated Robert Cronheim, (a Real Estate Advisor and the father of Daniel D. Cronheim), $8,333 per month in recognition of his services for past years and continued advice and insight.

The industrial property in Carlstadt, New Jersey is owned by Palmer Terrace Realty Associates, LLC. The Company owns 51% of Palmer Terrace Realty Associates, LLC. This property is managed by Marcus Associates, an entity affiliated with the 49% noncontrolling interest. Management fees paid to Marcus Associates for each of the fiscal years ended 2014, 2013 and 2012 totaled $15,804.

There are six Directors of the Company who are also Directors and shareholders of UMH. The Company holds common and preferred stock of UMH in its securities portfolio. See Note 7 for current holdings. During 2012, the Company repurchased $5,000,000 in 8% Debentures due 2015 which was held by UMH.

The Company currently shares 1 officer (Chairman of the Board) and 2 additional employees (Controller and Director of Investor Relations) with UMH and effective January 1, 2015 the Company will reduce this number to 1 officer (Chairman of the Board) and 1 additional employee (Director of Investor Relations). Some general and administrative expenses, including office rent, are allocated between the Company and UMH based on use or services provided. Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each affiliated company. These allocations are reviewed by our audit committee. Shared expenses charged by UMH to the Company for the fiscal years ended September 30th were as follows:

	Fiscal year ended September 30,
	2014	2013	2012
Salaries	$98,239	$231,003	$217,422
Office Rent (1)	163,938	155,888	150,699
Other General and Administrative	132,750	201,561	140,699
Shared expenses billed from UMH	$394,927	$588,452	$508,820

(1)	Office Rent includes the Company’s proportionate share of real estate taxes and common area maintenance.

On August 22, 2014, the Company entered into a seven year lease agreement to occupy 5,680 square feet for the Company’s new corporate office space.  The lease will become effective once the landlord provides a certificate of occupancy which is expected to be in January 2015. Once the Company relocates to its new corporate office space, it will no longer share rent expense with UMH. Rent will be at an annual rate of $99,400 or $17.50 per square foot for years one through five and an annual rate of $100,820 or $17.75 per square foot for years six and seven.  The Company will also be responsible for its proportionate share of real estate taxes and common area maintenance.  Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, owns a 24% interest in the entity that is the landlord of the Company’s future new corporate office space.

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

Federal Excise Tax

The Company does not have a Federal excise tax liability for the calendar years 2014, 2013 and 2012, since it intends to or has distributed all of its annual income.

Reconciliation Between U.S. GAAP Net Income and Taxable Income

The following table reconciles net income attributable to common shares to taxable income for the years ended September 30, 2014, 2013 and 2012:

	2014 Estimated (unaudited)	2013 Actual	2012 Actual
Net income (loss) applicable to common shareholders	$11,238,262	$12,788,214	$13,171,369
Book / tax difference on gains / (losses) realized from capital transactions	(2,166,766)	(6,618,553)	(7,394,703)
Stock option expense	347,002	329,148	598,311
Deferred compensation	-0-	-0-	-0-
Other book / tax differences, net	(81,173)	(1,397,178)	(1,062,223)
Taxable income before adjustments	9,337,325	5,101,631	5,312,754
Add/(Less) capital gains (losses)	707,986	5,470,248	4,759,047
Estimated taxable income subject to 90% dividend requirement	$10,045,311	$10,571,879	$10,071,801

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended September 30, 2014, 2013 and 2012:

	2014
	Estimated (unaudited)	2013 Actual	2012 Actual

Cash dividends paid	$29,531,430	$25,415,875	$23,716,598
Less: Portion designated capital (gains) losses distribution	(707,986)	(5,470,248)	(4,759,047)
Less: Return of capital	(10,879,086)	(1,244,735)	(3,372,625)
Estimated dividends paid deduction	$17,944,358	$18,700,892	$15,584,926

NOTE 14 - SHAREHOLDERS’ EQUITY

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

Amounts received in connection with the DRIP and shares issued in connection with the DRIP for the fiscal years ended September 30, 2014, 2013 and 2012 were as follows:

	2014	2013	2012

Amounts received	$38,090,334	$31,119,351	$13,094,616
Less: Dividend reinvestments	7,624,528	6,781,345	2,425,032
Amounts received, net	$30,465,806	$24,338,006	$10,669,584

Number of Shares Issued	4,296,075	3,243,351	1,503,904

The following cash distributions were paid to common shareholders during the years ended September 30, 2014, 2013 and 2012:

	2014		2013		2012
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

December 31	$6,815,308	$ 0.15	$6,134,523	$ 0.15	$5,589,111	$ 0.15
March 31	7,030,326	0.15	6,276,824	0.15	6,025,106	0.15
June 30	7,182,521	0.15	6,414,273	0.15	6,035,531	0.15
September 30	8,503,275	0.15	6,590,255	0.15	6,066,850	0.15
	$29,531,430	$ 0.60	$25,415,875	$ 0.60	$23,716,598	$ 0.60

On October 1, 2014 the Company declared a dividend of $0.15 per share to be paid on December 15, 2014 to shareholders of record as of the close of business on November 17, 2014.

On May 28, 2014, the Company completed a public offering of 8,050,000 shares of the Company’s Common Stock (including the underwriters’ option to purchase 1,050,000 additional shares) at a price of $8.50 per share, before underwriting discounts. The Company received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of approximately $65,113,000.

On December 5, 2011, the Company issued 2,000,000 shares of common stock in a registered direct placement at a price of $8.39 per share. The Company received net proceeds from the common stock offering of approximately $16,190,000.

Preferred Stock

As of September 30, 2014, the Company has a total of 2,139,750 shares of Series A Preferred Stock outstanding representing an aggregate liquidation preference of $53,493,750.

The annual dividend of the Series A Preferred Stock is $1.90625 per share, or 7.625%, of the $25.00 per share liquidation value and is payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Series A Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Since December 5, 2011, at any time and from time to time, the Series A Preferred Stock can be redeemed in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

During any period of time that both (i) the Series A Preferred Stock is not listed on the New York Stock Exchange (NYSE) or The NASDAQ Stock Market and (ii) the Company is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), but any shares of Series A Preferred Stock are outstanding, the Company will (a) increase the cumulative cash dividends payable on the Series A Preferred Stock to a rate of 8.625% per year of the $25.00 liquidation value per share, which is equivalent to $2.15625 per share per year, and (b) have the option to redeem the outstanding Series A Preferred Stock, in whole but not in part, within 90 days after the date upon which the shares of the Company cease to be listed and cease to be subject to such reporting requirements, for a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Holders of the Series A Preferred Stock generally have no voting rights, except if the Company fails to pay dividends for six or more quarterly periods, whether or not consecutive, or with respect to certain specified events.

The Company has declared and paid the following dividends on the Series A Preferred Stock for the fiscal years ended September 30, 2014, 2013 and 2012:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/13	11/15/13	12/16/13	$1,019,725	$0.4765625
1/15/14	2/18/14	3/17/14	1,019,726	0.4765625
4/1/14	5/15/14	6/16/14	1,019,725	0.4765625
7/1/14	8/15/14	9/15/14	1,019,726	0.4765625
			$4,078,902	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/12	11/15/12	12/17/12	$1,019,725	$0.4765625
1/13/13	2/15/13	3/15/13	1,019,726	0.4765625
4/9/13	5/15/13	6/17/13	1,019,725	0.4765625
7/1/13	8/15/13	9/16/13	1,019,726	0.4765625
			$4,078,902	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/4/11	11/15/11	12/15/11	$1,019,804	$0.4765625
1/18/12	2/15/12	3/15/12	1,019,805	0.4765625
4/18/12	5/15/12	6/15/12	1,019,805	0.4765625
7/9/12	8/15/12	9/17/12	1,019,805	0.4765625
			$4,079,219	$1.90625

On October 1, 2014, the Company declared a quarterly dividend of $0.4765625 per share of its Series A Preferred Stock to be paid December 15, 2014 to shareholders of record as of the close of business on November 17, 2014.

On June 7, 2012 and June 21, 2012, the Company issued 2,000,000 and 300,000 shares, respectively, of 7.875% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (Series B Preferred Stock), at an offering price of $25.00 per share in an underwritten public offering. The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $55,033,000 and used the net proceeds from the offering to purchase properties in the ordinary course of business and for general corporate purposes. Dividends on the Series B preferred shares are cumulative from the date any Series B preferred shares were first issued and payable quarterly at an annual rate of $1.96875 per share. The Series

B Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock and equal to any equity securities that we may issue in the future, the terms of which specifically provide that such equity securities rank equal to the Series B Preferred Stock. As of September 30, 2014, the Company had outstanding 2,300,000 shares of Series B Preferred Stock, with an aggregate liquidation preference of $57,500,000.

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

Upon the occurrence of a Delisting Event, as defined in the Prospectus of this Preferred Offering (the “Prospectus”), the Company may, at its option and subject to certain conditions, redeem the Series B Preferred Stock, in whole or in part, within 90 days after the Delisting Event, for a cash redemption price per share of Series B Preferred Stock equal to $25.00 plus any accumulated and unpaid dividends thereon (whether or not declared), to, but not including, the redemption date.

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

The Company has declared and paid the following dividends on the Series B Preferred Stock for the year ended September 30, 2014, 2013 and 2012:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/13	11/15/13	12/16/13	$1,132,032	$0.4765625
1/15/14	2/18/14	3/17/14	1,132,033	0.4765625
4/1/14	5/15/14	6/16/14	1,132,032	0.4765625
7/1/14	8/15/14	9/15/14	1,132,033	0.4765625
			$4,528,130	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/12	11/15/12	12/17/12	$1,132,032	$0.4765625
1/13/13	2/15/13	3/15/13	1,132,033	0.4765625
4/9/13	5/15/13	6/17/13	1,132,032	0.4765625
7/1/13	8/15/13	9/16/13	1,132,033	0.4765625
			$4,528,130	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

7/9/12	8/15/12	9/17/12	$1,056,563	$0.459375
			$1,056,563	$0.459375

On October 1, 2014, the Company declared a quarterly dividend of $0.4921875 per share to be paid December 15, 2014 to shareholders of record as of the close of business on November 17, 2014.

Repurchase of Stock

On January 15, 2014, the Board of Directors reaffirmed its Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The repurchase program was originally created on March 3, 2009 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. As of September 30, 2014, the Company does not own any of its own shares of Common Stock. The maximum dollar value that may be purchased under the repurchase program as of September 30, 2014 is $10,000,000.

NOTE 15 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets was determined using the following inputs at September 30, 2014 and 2013:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014:
Securities available for sale	$59,311,403	$59,311,403	$-0-	$-0-
September 30, 2013:
Securities available for sale	$45,451,740	$45,451,740	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At September 30, 2014 the fixed rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $296,231,000 and the carrying value amounted to $287,796,006. At September 30, 2014 the fixed rate Loans Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $5,249,000 and the carrying value amounted to $5,200,000. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements fall within level 3 of the fair value hierarchy.

NOTE 16 - CASH FLOW

During fiscal years 2014, 2013 and 2012, the Company paid cash for interest of $16,191,170, $15,339,168 and $14,834,331, respectively.

During fiscal years 2014, 2013 and 2012, the Company had $7,624,528, $6,781,345 and $2,425,032, respectively, of dividends which were reinvested that required no cash transfers.

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

As further described in Note 18, during the first quarter of fiscal 2015 to date, the Company purchased four industrial properties totaling approximately 559,000 square feet with net leased terms ranging from seven to fifteen years resulting in a weighted average lease maturity of 11.1 years. Approximately 362,000 square feet, or 65%, is leased to FedEx Ground Package System, Inc. The purchase price for the four properties was approximately $40,338,000 and they are located in Illinois, Missouri and Texas. The funds for these acquisitions were provided by mortgages of approximately $24,887,000 for three of the properties and cash on hand. In addition to the four properties purchased during the first quarter of fiscal 2015 to date, the Company has entered into agreements to purchase nine new build-to-suit, industrial buildings that are currently being developed in Florida, Indiana, Kansas, Kentucky, Louisiana, North Carolina, Ohio and Texas totaling approximately 3,219,000 square feet and are net-leased for terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 12.2 years. Approximately 1,716,000 square feet, or 53%, is leased to subsidiaries of FDX, consisting of approximately 1,386,000 square feet to FedEx Ground Package System, Inc. and 331,000 square feet to FedEx SmartPost, Inc. The purchase price for the nine properties is approximately $265,629,000. Subject to satisfactory due diligence, we anticipate closing these nine transactions during fiscal 2015 and fiscal 2016. In connection with four of the commitments to purchase industrial properties totaling $110,425,385, the Company has entered into commitments to obtain four loans totaling $73,300,000 at fixed rates ranging from 3.77% to 4.84%.

The Company currently has four property expansions in progress consisting of three building expansions and one parking lot expansion. These expansions are expected to cost approximately $14,432,000 and are expected to be completed during the remainder of fiscal 2015. Upon completion of the remaining four expansions, annual rent will be increased by approximately $1,500,000. The three remaining building expansions will provide additional rentable square feet of approximately 149,000 and provide for a new ten year lease extension from the date of completion for each building being expanded.

On August 22, 2014, the Company entered into a seven year lease agreement to occupy 5,680 square feet for the Company’s new corporate office space.  The lease will become effective once the landlord provides a certificate of occupancy which is expected to be in January 2015. Once the Company relocates to its new corporate office space, it will no longer share rent expense with UMH. Rent will be at an annual rate of $99,400 or $17.50 per square foot for years one through five and an annual rate of $100,820 or $17.75 per square foot for years six and seven.  The Company will also be responsible for its proportionate share of real estate taxes and common area maintenance.  Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, owns a 24% interest in the entity that is the landlord of the Company’s future new corporate office space.

NOTE 18 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On October 3, 2014, the Company purchased a newly constructed 163,378 square foot industrial building located in Lindale, TX, which is located in the Tyler MSA. The building is 100% net leased to FedEx Ground Package System, Inc. through June 2024. The purchase price was $10,271,355. The Company obtained a 15 year self-amortizing mortgage of $7,000,000 at a fixed interest rate of 4.57%. Annual rental revenue over the remaining term of the lease is approximately $725,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company expects to allocate $341,355 to an Intangible Asset associated with the lease in-place.

On October 10, 2014, the Company purchased a newly constructed 198,773 square foot industrial building located in Sauget, IL, which is located in the St. Louis, MO MSA. The building is 100% net leased to FedEx Ground Package System, Inc. through May 2029. The purchase price was $15,231,000. The Company obtained a 15 year self-amortizing mortgage of $10,660,000 at a fixed interest rate of 4.40%. Annual rental revenue over the remaining term of the lease is approximately $1,036,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company expects to allocate $31,000 to an Intangible Asset associated with the lease in-place.

On October 14, 2014, the Company purchased a 38,833 square foot industrial building which was constructed in 2012 and is located in Rockford, IL. The building is 100% net leased to BE Aerospace, Inc. through June 2027. The purchase price was $5,200,000, which the Company purchased all cash. Annual rental revenue over the remaining term of the lease is approximately $359,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company expects to allocate $100,000 to an Intangible Asset associated with the lease in-place.

On November 25, 2014, the Company purchased a newly constructed 158,417 square foot industrial building located in Kansas City, MO. The building is 100% net leased to Bunzl Distribution Midcentral, Inc. through September 2021. The purchase price was $9,635,770. The Company obtained a 7 year mortgage, of $7,226,828, amortizing over 25 years at a fixed interest rate of 5.18%. Annual rental revenue over the remaining term of the lease is approximately $736,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company expects to allocate $35,770 to an Intangible Asset associated with the lease in-place.

The four industrial properties purchased during fiscal 2015 to date totaling 559,401 square feet brings the Company’s current total leasable square feet to approximately 11,766,000 square feet and the occupancy rate to 96.1%.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2014	12/31/13	3/31/14	6/30/14	9/30/14

Rental and Reimbursement Revenue	$15,661,155	$16,345,305	$15,739,870	$16,926,011
Lease Termination Income	-0-	-0-	1,182,890	-0-
Total Expenses	8,416,291	8,656,172	8,810,586	9,345,828
Other Income (Expense)	(2,954,666)	(2,931,891)	(2,518,626)	(2,375,877)
Income from Continuing Operations	4,290,198	4,757,242	5,593,548	5,204,306
Income from Discontinued Operations	-0-	-0-	-0-	-0-
Net Income	4,290,198	4,757,242	5,593,548	5,204,306
Net Income Attributable to Common Shareholders	2,138,440	2,605,484	3,441,790	3,052,548
Net Income Attributable to Common Shareholders per share	$0.05	$0.05	$0.07	$0.06

FISCAL 2013	12/31/12	3/31/13	6/30/13	9/30/13

Rental and Reimbursement Revenue	$12,827,490	$13,306,209	$14,054,264	$14,419,123
Lease Termination Income	690,730	-0-	-0-	-0-
Total Expenses	6,984,984	6,775,721	7,846,010	8,002,521
Other Income (Expense)	(822,633)	812,939	(2,022,810)	(2,552,390)
Income from Continuing Operations	5,710,603	7,343,427	4,185,444	3,864,212
Income (Loss) from Discontinued Operations (1)	(4,026)	300,484	(4,898)	-0-
Net Income	5,706,577	7,643,911	4,180,546	3,864,212
Net Income Attributable to Common Shareholders	3,554,819	5,492,153	2,028,788	1,712,454
Net Income Attributable to Common Shareholders per share	$0.09	$0.13	$0.05	$0.03

(1) During fiscal 2013, the Company designated the Greensboro, NC property as held for sale. This property was sold on February 19, 2013.

Certain amounts in the Selected Quarterly Financial Data for the prior quarters have been reclassified to conform to the financial statement presentation for the current year.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2014

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition
Shopping Center
Somerset, NJ	$-0-	$55,183	$637,097	$1,820,391
Vacant Land
Shelby County, TN	-0-	11,065	-0-	-0-
El Paso, TX	-0-	1,136,953	-0-	-0-
Corporate Office
Freehold, NJ	-0-	-0-	21,286	191,352
Industrial Building
Monaca, PA (Pittsburgh)	-0-	401,716	878,081	4,581,879
Orangeburg, NY (New York)	-0-	694,720	2,977,372	126,783
Ridgeland, MS (Jackson)	-0-	218,000	1,233,500	399,294
Urbandale, IA (Des Moines)	-0-	310,000	1,758,000	93,895
Richland, MS (Jackson)	-0-	211,000	1,195,000	494,691
O'Fallon, MO (St. Louis)	-0-	264,000	3,302,000	362,456
Fayetteville, NC	-0-	172,000	4,467,885	230,864
Schaumburg, IL (Chicago)	-0-	1,039,800	3,694,320	233,519
Burr Ridge, IL (Chicago)	-0-	270,000	1,236,599	177,602
Romulus, MI (Detroit)	2,455,862	531,000	3,653,883	298,730
Liberty, MO (Kansas City)	-0-	723,000	6,498,324	149,794
Omaha, NE	-0-	1,170,000	4,425,500	334,390
Charlottesville, VA	-0-	1,170,000	2,845,000	329,037
Jacksonville, FL	2,007,872	1,165,000	4,668,080	396,341
West Chester Twp, OH (Cincinnati)	2,523,655	695,000	3,342,000	1,691,690
Mechanicsville, VA (Richmond) (FDX)	-0-	1,160,000	6,413,305	159,010
St. Joseph, MO	1,363,680	800,000	11,753,964	574,886
Newington, CT (Hartford)	-0-	410,000	2,961,000	92,824
Cudahy, WI (Milwaukee)	-0-	980,000	5,050,997	3,342,675
Beltsville, MD (Washington, DC)	6,061,132	3,200,000	5,958,773	5,299,711
Granite City, IL (St. Louis)	2,066,003	340,000	12,046,675	-0-
Monroe, NC	912,017	500,000	4,981,022	19,675
Winston-Salem, NC	-0-	980,000	5,610,000	332,086
Elgin, IL (Chicago)	1,306,487	1,280,000	5,529,488	87,156
Tolleson, AZ (Phoenix)	6,759,255	1,320,000	13,329,000	523,511
Ft. Myers, FL	-0-	1,910,000	2,499,093	608,354
Edwardsville, KS (Kansas City)	1,356,358	1,185,000	5,815,148	225,253
Tampa, FL (FDX Gr)	7,953,829	5,000,000	12,660,003	782,812
Denver, CO	1,631,613	1,150,000	3,890,300	1,313,751
Hanahan, SC (Charleston) (Norton)	6,249,976	1,129,000	11,831,321	12,153
Hanahan, SC (Charleston) (FDX Gr)	1,599,992	930,000	3,426,362	3,258,291
Augusta, GA (FDX Gr)	1,163,840	614,406	3,026,409	1,688,058
Huntsville, AL	1,176,143	748,115	2,724,418	1,279,208
Richfield, OH (Cleveland)	3,733,511	2,665,751	7,197,945	6,663,491
Colorado Springs, CO	1,857,423	1,270,000	3,821,000	2,104,115
Tampa, FL (FDX)	4,351,880	2,830,000	4,704,531	31,186
Griffin, GA (Atlanta)	7,449,942	760,000	13,692,115	416,742
Roanoke, VA (CHEP)	3,101,629	1,853,000	4,817,298	794,497
Orion, MI	9,578,032	4,644,950	13,053,289	5,176,509
Carlstadt, NJ (New York, NY)	2,184,584	1,194,000	3,645,501	(909)
Wheeling, IL (Chicago)	3,927,826	5,112,120	9,186,606	4,238,926
White Bear Lake, MN (Minneapolis/St. Paul)	-0-	1,393,000	3,764,126	-0-
135

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2014

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Cheektowaga, NY (Buffalo)	915,321	4,796,765	3,883,971	2,280,087
Richmond, VA (United Technologies)	-0-	446,000	3,910,500	384,505
Montgomery, IL (Chicago)	-0-	2,000,000	9,225,683	72,684
Tampa, FL (Tampa Bay Grand Prix)	2,250,952	1,867,000	3,684,794	99,272
Augusta, GA (FDX)	-0-	380,000	1,400,943	159,239
Lakeland, FL	-0-	261,000	1,621,163	84,048
El Paso, TX	3,943,617	2,088,242	4,514,427	3,493,026
Chattanooga, TN	1,985,155	300,000	4,464,711	206,450
Bedford Heights, OH (Cleveland)	3,029,464	990,000	4,893,912	891,229
Kansas City, MO	2,513,863	660,000	4,049,832	38,542
Punta Gorda, FL	2,224,495	660,000	3,444,915	-0-
Cocoa, FL	5,646,188	1,881,316	8,623,564	3,511,001
Orlando, FL	4,784,769	2,200,000	6,133,800	207,437
Topeka, KS	1,804,560	-0-	3,679,843	-0-
Memphis, TN	8,136,372	1,240,887	13,380,000	-0-
Houston, TX	3,911,783	1,730,000	6,320,000	30,828
Carrollton, TX (Dallas)	9,276,421	1,500,000	16,240,000	-0-
Ft. Mill, SC (Charlotte, NC)	2,972,570	1,670,000	10,045,000	3,698,307
Lebanon, TN (Nashville)	8,038,667	2,230,000	11,985,126	-0-
Rockford, IL	-0-	1,100,000	4,440,000	-0-
Edinburg, TX	4,019,887	1,000,000	6,414,000	24,483
Streetsboro, OH (Cleveland)	11,470,944	1,760,000	17,840,000	-0-
Corpus Christi, TX	2,653,571	-0-	4,764,500	-0-
Halfmoon, NY (Albany)	3,981,931	1,190,000	4,335,600	-0-
Lebanon, OH (Cincinnati)	2,793,854	240,000	4,176,000	-0-
Olive Branch, MS (Memphis, TN)(Anda Distribution)	9,828,177	800,000	13,750,000	-0-
Oklahoma City, OK	5,305,575	1,410,000	8,043,000	151,165
Waco, TX	5,313,941	1,350,000	7,383,000	-0-
Livonia, MI (Detroit)	8,609,540	320,000	13,380,000	-0-
Olive Branch, MS (Memphis, TN) (Milwaukee Tool)	15,425,608	2,550,000	24,818,816	-0-
Roanoke, VA	6,179,173	1,740,000	8,460,000	-0-
Green Bay, WI	3,832,781	590,000	5,980,000	-0-
Stewartville, MN (Rochester)	3,071,475	900,000	4,320,000	-0-
Tulsa, OK	2,161,318	790,000	2,910,000	-0-
Buckner, KY (Louisville)	17,973,038	2,280,000	24,353,125	-0-
Edwardsville, KS (Kansas City)	12,009,761	2,750,000	15,335,492	-0-
Altoona, PA	4,722,377	1,200,000	7,790,000	-0-
Spring, TX (Houston)	10,236,317	1,890,000	13,391,318	3,944,790
Indianapolis, IN	14,000,000	3,500,000	20,244,000	-0-
	$287,796,006	$109,858,989	$563,854,651	$70,213,772
136

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2014

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2014
Description	Land	Bldg & Imp	Total
Shopping Center
Somerset, NJ	$55,183	$2,457,488	$2,512,671
Vacant Land
Shelby County, TN	11,065	-0-	11,065
El Paso, TX	1,136,953	-0-	1,136,953
Corporate Office
Freehold, NJ	-0-	212,638	212,638
Industrial Building
Monaca, PA (Pittsburgh)	401,716	5,459,960	5,861,676
Orangeburg, NY (New York)	694,720	3,104,155	3,798,875
Ridgeland, MS (Jackson)	218,000	1,632,794	1,850,794
Urbandale, IA (Des Moines)	310,000	1,851,895	2,161,895
Richland, MS (Jackson)	211,000	1,689,691	1,900,691
O'Fallon, MO (St. Louis)	264,000	3,664,456	3,928,456
Fayetteville, NC	172,000	4,698,749	4,870,749
Schaumburg, IL (Chicago)	1,039,800	3,927,839	4,967,639
Burr Ridge, IL (Chicago)	270,000	1,414,201	1,684,201
Romulus, MI (Detroit)	531,000	3,952,613	4,483,613
Liberty, MO (Kansas City)	723,000	6,648,118	7,371,118
Omaha, NE	1,170,000	4,759,890	5,929,890
Charlottesville, VA	1,170,000	3,174,037	4,344,037
Jacksonville, FL	1,165,000	5,064,421	6,229,421
West Chester Twp, OH (Cincinnati)	695,000	5,033,690	5,728,690
Mechanicsville, VA (Richmond) (FDX)	1,160,000	6,572,315	7,732,315
St. Joseph, MO	800,000	12,328,850	13,128,850
Newington, CT (Hartford)	410,000	3,053,824	3,463,824
Cudahy, WI (Milwaukee)	980,000	8,393,672	9,373,672
Beltsville, MD (Washington, DC)	3,200,000	11,258,484	14,458,484
Granite City, IL (St. Louis)	340,000	12,046,675	12,386,675
Monroe, NC	500,000	5,000,697	5,500,697
Winston-Salem, NC	980,000	5,942,086	6,922,086
Elgin, IL (Chicago)	1,280,000	5,616,644	6,896,644
Tolleson, AZ (Phoenix)	1,320,000	13,852,511	15,172,511
Ft. Myers, FL	1,910,000	3,107,447	5,017,447
Edwardsville, KS (Kansas City)	1,185,000	6,040,401	7,225,401
Tampa, FL (FDX Gr)	5,000,000	13,442,815	18,442,815
Denver, CO	1,150,000	5,204,051	6,354,051
Hanahan, SC (Charleston) (Norton)	1,129,000	11,843,474	12,972,474
Hanahan, SC (Charleston) (FDX Gr)	930,000	6,684,653	7,614,653
Augusta, GA (FDX Gr)	614,406	4,714,467	5,328,873
Huntsville, AL	748,115	4,003,626	4,751,741
Richfield, OH (Cleveland)	2,665,751	13,861,436	16,527,187
Colorado Springs, CO	1,270,000	5,925,115	7,195,115
Tampa, FL (FDX)	2,830,000	4,735,717	7,565,717
Griffin, GA (Atlanta)	760,000	14,108,857	14,868,857
Roanoke, VA (CHEP)	1,853,000	5,611,795	7,464,795
Orion, MI	4,644,950	18,229,798	22,874,748
Carlstadt, NJ (New York, NY)	1,194,000	3,644,592	4,838,592
Wheeling, IL (Chicago)	5,112,120	13,425,532	18,537,652
White Bear Lake, MN (Minneapolis/St. Paul)	1,393,000	3,764,126	5,157,126
137

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2014

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2014
Description	Land	Bldg & Imp	Total

Cheektowaga, NY (Buffalo)	4,796,765	6,164,058	10,960,823
Richmond, VA (United Technologies)	446,000	4,295,005	4,741,005
Montgomery, IL (Chicago)	2,000,000	9,298,367	11,298,367
Tampa, FL (Tampa Bay Grand Prix)	1,867,000	3,784,066	5,651,066
Augusta, GA (FDX)	380,000	1,560,182	1,940,182
Lakeland, FL	261,000	1,705,211	1,966,211
El Paso, TX	2,088,242	8,007,453	10,095,695
Chattanooga, TN	300,000	4,671,161	4,971,161
Bedford Heights, OH (Cleveland)	990,000	5,785,141	6,775,141
Kansas City, MO	660,000	4,088,374	4,748,374
Punta Gorda, FL	660,000	3,444,915	4,104,915
Cocoa, FL	1,881,316	12,134,565	14,015,881
Orlando, FL	2,200,000	6,341,237	8,541,237
Topeka, KS	-0-	3,679,843	3,679,843
Memphis, TN	1,240,887	13,380,000	14,620,887
Houston, TX	1,730,000	6,350,828	8,080,828
Carrollton, TX (Dallas)	1,500,000	16,240,000	17,740,000
Ft. Mill, SC (Charlotte, NC)	1,670,000	13,743,307	15,413,307
Lebanon, TN (Nashville)	2,230,000	11,985,126	14,215,126
Rockford, IL	1,100,000	4,440,000	5,540,000
Edinburg, TX	1,000,000	6,438,483	7,438,483
Streetsboro, OH (Cleveland)	1,760,000	17,840,000	19,600,000
Corpus Christi, TX	-0-	4,764,500	4,764,500
Halfmoon, NY (Albany)	1,190,000	4,335,600	5,525,600
Lebanon, OH (Cincinnati)	240,000	4,176,000	4,416,000
Olive Branch, MS (Memphis, TN)(Anda Distribution)	800,000	13,750,000	14,550,000
Oklahoma City, OK	1,410,000	8,194,165	9,604,165
Waco, TX	1,350,000	7,383,000	8,733,000
Livonia, MI (Detroit)	320,000	13,380,000	13,700,000
Olive Branch, MS (Memphis, TN) (Milwaukee Tool)	2,550,000	24,818,816	27,368,816
Roanoke, VA	1,740,000	8,460,000	10,200,000
Green Bay, WI	590,000	5,980,000	6,570,000
Stewartville, MN (Rochester)	900,000	4,320,000	5,220,000
Tulsa, OK	790,000	2,910,000	3,700,000
Buckner, KY (Louisville)	2,280,000	24,353,125	26,633,125
Edwardsville, KS (Kansas City)	2,750,000	15,335,492	18,085,492
Altoona, PA	1,200,000	7,790,000	8,990,000
Spring, TX (Houston)	1,890,000	17,336,108	19,226,108
Indianapolis, IN	3,500,000	20,244,000	23,744,000
	$109,858,989	$634,068,423	$743,927,412
(1)	See pages 141-143 for reconciliation.
(2)	The aggregate cost for Federal tax purposes approximates historical cost.

138

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2014

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life
Shopping Center
Somerset, NJ	$1,264,999	1970	1970	10-33
Vacant Land
Shelby County, TN	-0-	N/A	2007	N/A
El Paso, TX	-0-	N/A	2011	N/A
Corporate Office
Freehold, NJ	-0-	N/A	N/A	N/A
Industrial Building
Monaca, PA (Pittsburgh)	1,774,380	1977	1977	5-31.5
Orangeburg, NY (New York)	2,087,391	1990	1993	31.5
Ridgeland, MS (Jackson)	1,039,354	1988	1993	39
Urbandale, IA (Des Moines)	989,808	1985	1994	39
Richland, MS (Jackson)	670,332	1986	1994	39
O'Fallon, MO (St. Louis)	1,841,402	1989	1994	39
Fayetteville, NC	2,099,986	1996	1997	39
Schaumburg, IL (Chicago)	1,829,183	1997	1997	39
Burr Ridge, IL (Chicago)	571,729	1997	1997	39
Romulus, MI (Detroit)	1,588,306	1998	1998	39
Liberty, MO (Kansas City)	2,799,505	1997	1998	39
Omaha, NE	1,861,078	1999	1999	39
Charlottesville, VA	1,197,278	1998	1999	39
Jacksonville, FL	1,994,416	1998	1999	39
West Chester Twp, OH (Cincinnati)	1,589,907	1999	2000	39
Mechanicsville, VA (Richmond) (FDX)	2,287,601	2000	2001	39
St. Joseph, MO	4,097,368	2000	2001	39
Newington, CT (Hartford)	1,048,214	2001	2001	39
Cudahy, WI (Milwaukee)	2,412,578	2001	2001	39
Beltsville, MD (Washington, DC)	2,928,970	2000	2001	39
Granite City, IL (St. Louis)	3,862,348	2001	2001	39
Monroe, NC	1,600,676	2001	2001	39
Winston-Salem, NC	1,827,027	2001	2002	39
Elgin, IL (Chicago)	1,818,881	2002	2002	39
Tolleson, AZ (Phoenix)	4,222,791	2002	2002	39
Ft. Myers, FL	830,758	1974	2002	39
Edwardsville, KS (Kansas City)	1,757,878	2002	2003	39
Tampa, FL (FDX Gr)	3,443,461	2004	2004	39
Denver, CO	1,170,910	2005	2005	39
Hanahan, SC (Charleston) (Norton)	2,884,225	2002	2005	39
Hanahan, SC (Charleston) (FDX Gr)	1,377,244	2005	2005	39
Augusta, GA (FDX Gr)	1,016,983	2005	2005	39
Huntsville, AL	718,459	2005	2005	39
Richfield, OH (Cleveland)	1,669,399	2006	2006	39
Colorado Springs, CO	1,183,773	2006	2006	39
Tampa, FL (FDX)	1,013,718	2006	2006	39
Griffin, GA (Atlanta)	3,043,565	2006	2006	39
Roanoke, VA (CHEP)	947,934	1996	2007	39
Orion, MI	2,611,640	2007	2007	39
Carlstadt, NJ (New York, NY)	692,084	1977	2007	39
Wheeling, IL (Chicago)	3,048,732	2003	2007	39
White Bear Lake, MN (Minneapolis/St. Paul)	735,816	2001	2007	39
139

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2014

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Cheektowaga, NY (Buffalo)	1,209,801	2002	2007	39
Richmond, VA (United Technologies)	871,171	2004	2007	39
Montgomery, IL (Chicago)	1,804,234	2004	2007	39
Tampa, FL (Tampa Bay Grand Prix)	741,549	1989	2007	39
Augusta, GA (FDX)	278,854	1993	2007	39
Lakeland, FL	349,805	1993	2007	39
El Paso, TX	957,104	2005	2007	39
Chattanooga, TN	878,045	2002	2007	39
Bedford Heights, OH (Cleveland)	1,156,672	1998	2007	39
Kansas City, MO	792,307	2002	2007	39
Punta Gorda, FL	654,316	2007	2007	39
Cocoa, FL	1,476,379	2006	2008	39
Orlando, FL	1,130,923	1997	2008	39
Topeka, KS	519,047	2006	2009	39
Memphis, TN	1,543,854	1994	2010	39
Houston, TX	746,453	2005	2010	39
Carrollton, TX (Dallas)	1,873,846	2009	2010	39
Ft. Mill, SC (Charlotte, NC)	1,245,088	2009	2010	39
Lebanon, TN (Nashville)	921,920	1993	2011	39
Rockford, IL	398,461	1998-2008	2011	39
Edinburg, TX	576,432	2011	2011	39
Streetsboro, OH (Cleveland)	1,143,590	2012	2012	39
Corpus Christi, TX	305,417	2012	2012	39
Halfmoon, NY (Albany)	277,923	2012	2012	39
Lebanon, OH (Cincinnati)	267,692	2012	2012	39
Olive Branch, MS (Memphis, TN) (Anda Distribution)	793,269	2012	2012	39
Oklahoma City, OK	491,859	2012	2012	39
Waco, TX	425,942	2012	2012	39
Livonia, MI (Detroit)	657,564	1999	2013	39
Olive Branch, MS (Memphis, TN) (Milwaukee Tool)	954,570	2013	2013	39
Roanoke, VA	280,192	2013	2013	39
Green Bay, WI	153,333	2013	2013	39
Stewartville, MN (Rochester)	110,769	2013	2013	39
Tulsa, OK	68,397	2009	2014	39
Buckner, KY (Louisville)	572,403	2014	2014	39
Edwardsville, KS (Kansas City)	360,450	2014	2014	39
Altoona, PA	183,098	2014	2014	39
Spring, TX (Houston)	293,838	2014	2014	39
Indianapolis, IN	85,530	2014	2014	39
	$107,004,184
140

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2014

(1)	Reconciliation

REAL ESTATE INVESTMENTS

	9/30/2014	9/30/2013	9/30/2012

Balance-Beginning of Year	$627,894,827	$548,312,703	$479,751,725
Additions:
Acquisitions	96,433,935	65,799,761	67,042,100
Improvements	19,598,650	15,977,709	4,358,715
Total Additions	116,032,585	81,777,470	71,400,815
Deletions:
Sales	-0-	(2,195,346)	(2,820,000)
Fully Depreciated Assets	-0-	-0-	(19,837)
Total Deletions	-0-	(2,195,346)	(2,839,837)

Balance-End of Year	$743,927,412	$627,894,827	$548,312,703

ACCUMULATED DEPRECIATION

	9/30/2014	9/30/2013	9/30/2012

Balance-Beginning of Year	$91,095,415	$79,345,279	$68,166,442
Depreciation	15,908,769	12,864,542	11,471,070
Sales	-0-	(1,114,406)	(272,396)
Fully Depreciated Assets	-0-	-0-	(19,837)

Balance-End of Year	$107,004,184	$91,095,415	$79,345,279
141

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30,

(1) Reconciliation

	2014	2013	2012
Balance – Beginning of Year	$ 627,894,827	$ 548,312,703	$ 479,751,725
Additions:
Somerset, NJ	1,136,454	-0-	18,716
Freehold, NJ	183,862	7,490	21,286
Monaca, PA (Pittsburgh) (8)	2,707,529	204,517	155,149
Orangeburg, NY	108,157	-0-	-0-
Ridgeland, MS (Jackson)	-0-	-0-	3,659
Urbandale, IA (Des Moines)	-0-	-0-	-0-
Richland, MS (Jackson)	422,691	-0-	-0-
O’Fallon, MO (St. Louis)	20,744	7,110	-0-
Fayetteville, NC	-0-	17,635	-0-
Schaumburg, IL (Chicago)	-0-	-0-	80,259
Burr Ridge, IL (Chicago)	65,333	55,106	14,046
Romulus, MI (Detroit)	-0-	-0-	266,181
Liberty, MO (Kansas City)	26,620	-0-	66,754
Omaha, NE	-0-	240,485	-0-
Charlottesville, VA	-0-	271,519	-0-
Jacksonville, FL	73,921	-0-	68,239
West Chester Twp, OH (Cincinnati)	77,555	589,882	-0-
Mechanicsville, VA (Richmond)	14,152	5,100	9,670
St. Joseph, MO	11,980	-0-	562,906
Newington, CT (Hartford)	18,000	55,365	-0-
Cudahy, WI (Milwaukee)	-0-	-0-	6,648
Beltsville, MD (Washington, DC)	71,700	-0-	24,545
Granite City, IL (St. Louis)	-0-	-0-	-0-
Monroe, NC	10,875	-0-	6,550
Winston Salem, NC	8,101	15,560	261,945
Elgin, IL (Chicago)	29,048	7,101	51,007
Tolleson, AZ (Phoenix)	13,015	-0-	503,054
Ft. Myers, FL	13,321	26,677	510,160
Edwardsville, KS (Kansas City)	200,000	-0-	5,000
Tampa, FL (FDX Ground) (5)	688,990	34,000	4,962
Denver, CO	-0-	-0-	-0-
Hanahan, SC (Charleston) (Norton)	-0-	-0-	-0-
Hanahan, SC (Charleston) (FDX Gr)	7,983	-0-	-0-
Augusta, GA	-0-	-0-	2,500
Huntsville, AL	-0-	3,095	1,275,078
Richfield, OH (Cleveland) (1)	4,655,309	3,663,145	8,350
Colorado Springs, CO	-0-	-0-	6,475
Tampa, FL (FDX)	-0-	-0-	27,300
Griffin, GA (Atlanta)	-0-	-0-	-0-
Roanoke, VA	649,101	-0-	-0-
Orion, MI (2)	61,507	6,129,949	-0-
Carlstadt, NJ (New York, NY)	-0-	-0-	-0-
Wheeling, IL (Chicago)	-0-	-0-	23,511
White Bear Lake, MN (Minneapolis/St. Paul)	-0-	-0-	-0-
Cheektowaga, NY (Buffalo)	28,766	-0-	8,507
Richmond, VA (United Technologies)	29,964	340,126	-0-
Montgomery, IL (Chicago)	-0-	-0-	56,205
Tampa, FL (Tampa Bay Grand Prix)	34,192	-0-	-0-
Augusta, GA (FDX)	13,250	-0-	145,989
142

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30,

(1)	Reconciliation (cont’d)

	2014	2013	2012
Lakeland, FL	6,643	26,350	36,770
El Paso, TX (3)	323,326	3,152,719	11,980
Chattanooga, TN	-0-	203,890	-0-
Bedford Heights, OH (Cleveland)	58,309	96,519	56,314
Kansas City, MO	-0-	-0-	20,000
Punta Gorda, FL	-0-	-0-	-0-
Cocoa, FL (6)	3,494,426	-0-	-0-
Orlando, FL	4,833	43,499	18,349
Topeka, KS	-0-	-0-	-0-
Memphis, TN	20,887	-0-	-0-
Houston, TX	-0-	11,176	17,298
Carrollton, TX (Dallas)	-0-	-0-	-0-
Ft. Mill, SC (Charlotte, NC) (4)	338,833	3,359,473	-0-
Lebanon, TN (Nashville)	-0-	-0-	-0-
Rockford, IL	-0-	-0-	-0-
El Paso, TX (Land)	-0-	-0-	3,353
Edinburg, TX	24,483	-0-	-0-
Streetsboro, OH (Cleveland)	-0-	-0-	9,453,000
Corpus Christi, TX	-0-	-0-	19,600,000
Halfmoon, NY (Albany)	-0-	-0-	4,764,500
Lebanon, OH (Cincinnati)	-0-	-0-	5,525,600
Olive Branch, MS (Memphis, TN) (Anda Distribution)	-0-	-0-	14,550,000
Oklahoma City, OK	-0-	151,166	4,416,000
Waco, TX	-0-	-0-	8,733,000
Livonia, MI (Detroit)	-0-	13,700,000	-0-
Olive Branch, MS (Memphis, TN) (Milwaukee Tool)	-0-	27,368,816	-0-
Roanoke, VA (FDX GRD)	-0-	10,200,000	-0-
Green Bay, WI	-0-	6,570,000	-0-
Stewartville, MN (Rochester)	-0-	5,220,000	-0-
Tulsa, OK	3,700,000	-0-	-0-
Buckner, KY (Louisville)	26,633,125	-0-	-0-
Edwardsville, KS (Kansas City)	18,085,492	-0-	-0-
Altoona, PA	8,990,000	-0-	-0-
Spring, TX (Houston) (7)	19,226,108	-0-	-0-
Indianapolis, IN	23,744,000	-0-	-0-
Total Additions	116,032,585	81,777,470	71,400,815
Total Disposals	-0-	(2,195,346)	(2,839,837)
Balance – End of Year	$743,927,412	$627,894,827	$548,312,703

(1)	Parking lot expansion completed October 2013 and 51,677 sf building expansion completed August 2014.
(2)	52,154 sf building expansion completed June 2013 and parking lot expansion completed September 2013.
(3)	51,765 sf building expansion completed September 2013.
(4)	64,240 sf building expansion completed June 2013 and parking lot expansion completed November 2013.
(5)	Parking lot expansion completed June 2014.
(6)	55,037 sf building expansion completed July 2014.
(7)	In addition to purchasing in November 2013, a 66,253 sf building expansion was completed August 2014.
(8)	62,260 sf building expansion is expected to be completed in December 2014.

143

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT
CORPORATION
(registrant)

Date: December 9, 2014	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive
Officer and Director, its principal executive officer

Date: December 9, 2014	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 9, 2014	By:	/s/ Eugene W. Landy
Eugene W. Landy, Chairman of the Board and Director

Date: December 9, 2014	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive Officer and Director

Date: December 9, 2014	By:	/s/ Anna T. Chew
Anna T. Chew, Director

Date: December 9, 2014	By:	/s/ Daniel D. Cronheim
Daniel D. Cronheim, Director

Date: December 9, 2014	By:	/s/ Catherine B. Elflein
Catherine B. Elflein, Director

Date: December 9, 2014	By:	/s/ Brian Haimm
Brian Haimm, Director

Date: December 9, 2014	By:	/s/ Neal Herstik
Neal Herstik, Director

Date: December 9, 2014	By:	/s/ Matthew I. Hirsch
Matthew I. Hirsch, Director

Date: December 9, 2014	By:	/s/ Samuel A. Landy
Samuel A. Landy, Director

144

Date: December 9, 2014	By:	/s/ Scott L. Robinson
Scott L. Robinson, Director

Date: December 9, 2014	By:	/s/ Stephen B. Wolgin
Stephen B. Wolgin, Director