Form 10-Q
period 2014-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2015-02-04
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2014

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

Large accelerated filer Accelerated filer X_ Non-accelerated filer ____ (Do not check if smaller reporting company) Smaller Reporting Company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:
Class	Outstanding Shares of Common Stock as of February 2, 2015
Common Stock, $0.01 par value per share	58,107,626

1

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2014

C O N T E N T S

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND SEPTEMBER 30, 2014

ASSETS	December 31, 2014 (Unaudited)	September 30, 2014

Real Estate Investments:
Land	$115,624,827	$109,858,989
Buildings and Improvements	698,856,918	634,068,423
Total Real Estate Investments	814,481,745	743,927,412
Accumulated Depreciation	(111,488,453)	(107,004,184)
Net Real Estate Investments	702,993,292	636,923,228

Cash and Cash Equivalents	15,300,618	20,474,661
Securities Available for Sale at Fair Value	51,530,990	59,311,403
Tenant and Other Receivables	2,528,252	1,312,975
Deferred Rent Receivable	4,091,010	3,759,031
Prepaid Expenses	4,070,112	2,764,795
Financing Costs, net of Accumulated Amortization of $3,902,723 and $3,710,149, respectively	4,812,059	4,356,264
Capitalized Lease Costs, net of Accumulated Amortization of $2,025,962 and $1,886,457, respectively	3,195,198	2,741,414
Intangible Assets, net of Accumulated Amortization of $10,102,465 and $9,740,983, respectively	6,637,523	6,490,881
Other Assets	5,307,695	5,622,048

TOTAL ASSETS	$800,466,749	$743,756,700

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF DECEMBER 31, 2014 AND SEPTEMBER 30, 2014

LIABILITIES AND SHAREHOLDERS' EQUITY	December 31, 2014 (Unaudited)	September 30, 2014

Liabilities:
Mortgage Notes Payable	$324,458,410	$287,796,006
Loans Payable	40,190,477	25,200,000
Accounts Payable and Accrued Expenses	3,965,654	4,930,041
Other Liabilities	7,821,162	5,199,571

Total Liabilities	376,435,703	323,125,618

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity:
Series A - 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of December 31, 2014 and September 30, 2014	53,493,750	53,493,750
Series B - 7.875% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of December 31, 2014 and September 30, 2014	57,500,000	57,500,000
Common Stock, $0.01 Par Value Per Share: 200,000,000 Shares
Authorized as of December 31, 2014 and September 30, 2014;
57,809,349 and 57,008,754 Shares Issued and Outstanding as of
December 31, 2014 and September 30, 2014, respectively	578,093	570,088
Excess Stock, $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of December 31, 2014 and September 30, 2014; No Shares Issued or Outstanding as of December 31, 2014 and September 30, 2014	-0-	-0-
Additional Paid-In Capital	312,000,928	308,945,888
Accumulated Other Comprehensive Income	458,275	121,356
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	424,031,046	420,631,082

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$800,466,749	$743,756,700

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	Three Months Ended
	12/31/2014	12/31/2013
INCOME:
Rental Revenue	$15,430,215	$13,570,722
Reimbursement Revenue	2,247,315	2,090,433
Lease Termination Income	238,625	-0-
TOTAL INCOME	17,916,155	15,661,155

EXPENSES:
Real Estate Taxes	1,988,743	1,857,055
Operating Expenses	1,002,248	719,437
General & Administrative Expense	1,240,585	1,120,463
Acquisition Costs	391,569	462,864
Depreciation	4,484,268	3,813,246
Amortization of Capitalized Lease Costs and Intangible Assets	475,495	443,226
TOTAL EXPENSES	9,582,908	8,416,291

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,035,457	938,768
Gain on Sale of Securities Transactions, net	377,087	150,725
Interest Expense	(4,129,565)	(3,875,141)
Amortization of Financing Costs	(192,574)	(169,018)
TOTAL OTHER INCOME (EXPENSE)	(2,909,595)	(2,954,666)

NET INCOME	5,423,652	4,290,198

Less: Preferred Dividend	2,151,758	2,151,758

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,271,894	$2,138,440

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013 - CONTINUED

	Three Months Ended
	12/31/2014	12/31/2013

BASIC INCOME – PER SHARE
Net Income	$0.10	$0.10
Less: Preferred Dividend	(0.04)	(0.05)
Net Income Attributable to Common Shareholders - Basic	$0.06	$0.05

DILUTED INCOME – PER SHARE
Net Income	$0.10	$0.10
Less: Preferred Dividend	(0.04)	(0.05)
Net Income Attributable to Common Shareholders - Diluted	$0.06	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	57,289,411	45,243,275
Diluted	57,445,812	45,331,446

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	Three Months Ended
	12/31/2014	12/31/2013

NET INCOME	$5,423,652	$4,290,198
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During
the Period	714,006	(1,399,380)
Reclassification Adjustment for Net Gains
Realized in Income	(377,087)	(150,725)
TOTAL COMPREHENSIVE INCOME	5,760,571	2,740,093
Less: Preferred Dividend	2,151,758	2,151,758
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,608,813	$588,335

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	Three Months Ended
	12/31/2014	12/31/2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,423,652	$4,290,198
Noncash Items Included in Net Income:
Depreciation & Amortization	5,152,337	4,425,490
Stock Compensation Expense	90,232	86,497
Gain on Sale of Securities Transactions, net	(377,087)	(150,725)
Changes In:
Tenant, Deferred Rent and Other Receivables	(1,521,764)	(2,838,404)
Prepaid Expenses	(1,305,317)	(1,919,279)
Other Assets and Capitalized Lease Costs	(257,867)	(72,902)
Accounts Payable, Accrued Expenses and Other Liabilities	1,157,204	3,572,955
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,361,390	7,393,830

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(68,338,125)	(73,860,759)
Capital and Land Site Improvements	(2,224,333)	(5,322,605)
Return of Deposits on Real Estate	1,300,000	1,800,000
Deposits Paid on Acquisitions of Real Estate	(1,325,000)	(250,500)
Proceeds from Sale of Securities Available for Sale	9,584,334	1,996,362
Purchase of Securities Available for Sale	(1,089,914)	(11,539,599)
Collections on Loans Receivable	3,932	4,138
NET CASH USED IN INVESTING ACTIVITIES	(62,089,106)	(87,172,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Loans Payable	14,990,477	29,077,550
Proceeds from Mortgage Notes Payable	44,486,828	48,905,000
Principal Payments on Mortgage Notes Payable	(7,824,424)	(6,744,717)
Financing Costs Paid on Debt	(648,369)	(437,393)
Proceeds from the Exercise of Stock Options	79,091	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Reinvestments	6,246,427	12,154,108
Preferred Dividends Paid	(2,151,758)	(2,151,758)
Common Dividends Paid, net of Reinvestments	(6,624,599)	(4,975,541)
NET CASH PROVIDED BY FINANCING ACTIVITIES	48,553,673	75,827,249

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,174,043)	(3,951,884)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,474,661	12,404,512
CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,300,618	$8,452,628

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2014

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (MREIC, the Company, or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of December 31, 2014 and September 30, 2014, rental properties consisted of eighty-seven and eighty-two property holdings, respectively. As of December 31, 2014, these properties are located in twenty-eight states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. The Company also owns a portfolio of REIT investment securities which the Company generally limits to no more than approximately 10% of its undepreciated assets.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2014.

Use of Estimates

In preparing the financial statements in accordance with U.S. GAAP, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates and assumptions.

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

During the three months ended December 31, 2014, the Company entered into a lease termination agreement with its tenant, Norton McNaughton of Squire, Inc. (Norton), whereby the Company received a lease termination fee of $238,625, terminating the lease effective January 31, 2015. Prior to the lease termination, Norton was leasing the Company’s 302,400 square foot building located in its Hanahan, SC location though April 29, 2015 at an annualized rent of approximately $1,389,000 or $4.54 per square foot. Prior to the lease termination, Norton sub-leased the Company’s space to Science Applications International Corporation (SAIC). In conjunction with the lease termination, the Company simultaneously entered into a lease agreement for four years and three months with SAIC from February 1, 2015 through April 30, 2019 at an initial annualized rent of approximately $1,406,000 or $4.65 per square foot, with 2% increases each year.

The Company’s lease with its tenant, Graybar Electric Company (Graybar), at its 26,340 square foot building located in Ridgeland (Jackson), MS has an early termination option which may be exercised at any time on the condition that the Company is provided with six months of notice. The Company has not received notice nor does the Company anticipate that this tenant will exercise its early termination option. The rent per annum for this location is $109,275 or $4.15 per square foot and the lease expires in July 2019.

The Company’s lease with its tenant, CHEP USA, Inc. (CHEP), at its 83,000 square foot building located in Roanoke, VA has an early termination option which may be exercised after August 2021, on the condition that the Company is provided with six months of notice and CHEP pays the Company a $500,000 termination fee. The U.S. GAAP straight-line rent per annum for this location is $468,364 or $5.64 per square foot and the lease expires in January 2025.

Other than the Company’s leases with Graybar and CHEP, the Company does not have any other leases that contain an early termination option.

Stock Compensation Plan

The Company has a Stock Option and Stock Award Plan, adopted in 2007 and amended and restated in 2010 (the 2007 Plan), authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock including up to 100,000 shares of restricted stock awarded to any one participant in any one fiscal year.

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. The amortization of compensation costs for stock options grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $90,232 and $86,497 for the three months ended December 31, 2014 and 2013, respectively.

During the three months ended December 31, 2014, no shares of restricted stock were granted under the Company’s 2007 Plan. During the three months ended December 31, 2014, one participant exercised options to purchase 9,825 shares of common stock at an exercise price of $8.05 per share for total proceeds of $79,091. As of December 31, 2014, a total of 669,646 shares were available to grant as stock options or as restricted stock and there were outstanding options to purchase 641,375 shares under the 2007 Plan. The aggregate intrinsic value of options outstanding as of December 31, 2014 was $1,779,853 and the intrinsic value of options exercised during the three months ended December 31, 2014 was $24,857.

Recent Accounting Pronouncements

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

In addition, common stock equivalents of 156,401 and 88,171 shares are included in the diluted weighted average shares outstanding for the three months ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, -0- and 130,000 options to purchase shares of common stock were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions

On October 3, 2014, the Company purchased a newly constructed 163,378 square foot industrial building located in Lindale, TX, which is in the Tyler MSA. The building is 100% net leased to FedEx Ground Package System, Inc. through June 2024. The purchase price was $10,271,355. The Company obtained a 15 year self-amortizing mortgage of $7,000,000 at a fixed interest rate of 4.57%. Annual rental revenue over the remaining term of the lease is approximately $725,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $341,355 to an Intangible Asset associated with the lease in-place.

On October 10, 2014, the Company purchased a newly constructed 198,773 square foot industrial building located in Sauget, IL, which is in the St. Louis, MO MSA. The building is 100% net leased to FedEx Ground Package System, Inc. through May 2029. The purchase price was $15,231,000. The Company obtained a 15 year self-amortizing mortgage of $10,660,000 at a fixed interest rate of 4.40%. Annual rental revenue over the remaining term of the lease is approximately $1,036,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $31,000 to an Intangible Asset associated with the lease in-place.

On October 14, 2014, the Company purchased a 38,833 square foot industrial building located in Rockford, IL, which was constructed in 2012. The building is 100% net leased to B/E Aerospace, Inc. through June 2027. The property was acquired, all-cash, for a purchase price of $5,200,000. Annual rental revenue over the remaining term of the lease is approximately $359,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $100,000 to an Intangible Asset associated with the lease in-place.

On November 25, 2014, the Company purchased a newly constructed 158,417 square foot industrial building located in Kansas City, MO. The building is 100% net leased to Bunzl Distribution Midcentral, Inc. through September 2021. The purchase price was $9,635,770. The Company obtained a 7 year mortgage, of $7,226,828, amortizing over 25 years at a fixed interest rate of 5.18%. Annual rental revenue over the remaining term of the lease is approximately $736,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $35,770 to an Intangible Asset associated with the lease in-place.

On December 12, 2014, the Company purchased a newly constructed 599,840 square foot industrial building located in Frankfort, KY. The building is 100% net leased to Jim Beam Brands Company through January 2025. The purchase price was $28,000,000. The Company obtained a 10 year mortgage, of $19,600,000 at a fixed interest rate of 4.84% with an amortization schedule as follows: amortizing over 18 years during the first 30 months, amortizing over 14 years during the next 30 months, amortizing over 11 years during the next 30 months and amortizing over 8 years during the final 30 months. Annual rental revenue over the remaining term of the lease is approximately $1,989,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation (FDX), B/E Aerospace, Inc., Bunzl Distribution Midcentral, Inc.’s ultimate parent, Bunzl USA Holdings LLC and Jim Beam Brands Company’s ultimate parent Beam Suntory, Inc. are publicly-owned companies and financial information related to these entities is readily available to the Company’s shareholders.

Expansions

During December 2014, a 62,260 square foot expansion of a building leased to NF&M International, Inc. located in Monaca, PA was completed for a cost of approximately $4,503,000, resulting in a new 10 year lease which extended the current lease expiration date from September 30, 2018 to December 31, 2024. In addition, the expansion resulted in an initial increase in annual rent effective January 1, 2015 from $381,805, or $3.39 per square foot, to $820,000, or $4.69 per square foot. Furthermore, annual rent will increase in year five of the lease to $841,600, or $4.81 per square foot, resulting in an annualized rent over the new ten year period of $830,800, or $4.75 per square foot.

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during fiscal 2015 and 2014 assuming that the acquisitions had occurred as of October 1, 2013, after giving effect to certain adjustments including (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions. In addition, a portion of the proceeds received from the May 28, 2014 public offering of 8,050,000 shares of the Company’s common stock were used to fund property acquisitions and therefore, the weighted average shares outstanding used in calculating the Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the portion of the offering proceeds used to fund acquisitions as if the offering had occurred as of October 1, 2013. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended
	12/31/2014	12/31/2013

Rental Revenues	$15,981,700	$15,874,100
Net Income Attributable to Common
Shareholders	$3,369,500	$2,808,000
Basic and Diluted Net Income per Share
Attributable to Common Shareholders	$0.06	$0.06

Tenant Concentration

The Company has a concentration of FDX and FDX subsidiary-leased properties consisting of forty-five separate stand-alone leases covering approximately 5,313,000 square feet as of December 31, 2014 and forty-two separate stand-alone leases covering approximately 4,450,000 square feet as of December 31, 2013. The percentage of FDX leased square footage to the total of the Company’s rental space was 43% (8% to FDX and 35% to FDX subsidiaries) as of December 31, 2014 and 42% (9% to FDX and 33% to FDX subsidiaries) as of December 31, 2013. No other tenant accounted for 5% or more of the Company’s total rental space as of December 31, 2014. The only tenants that leased 5% or more of the Company’s total square footage as of December 31, 2013 were FDX and its subsidiaries, Milwaukee Electric Tool Corporation, which leases approximately 615,000 square feet and was 6% of the Company’s rental space and Ralcorp Holdings, Inc., which leases approximately 558,600 square feet and was 5% of the Company’s rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 57% (9% to FDX and 48% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2015 and was 54% (10% to FDX and 44% to FDX subsidiaries) for fiscal 2014. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the three months ended December 31, 2014 and 2013.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of common and preferred stock of other REITs with a fair value of $51,530,990 as of December 31, 2014. The Company generally limits its investment in marketable securities to no more than approximately 10% of its undepreciated assets. The REIT securities portfolio provides the Company with liquidity as well as dividend income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the three months ended December 31, 2014, the Company sold or redeemed securities with a cost of $9,207,247 and recognized a Gain on Sale of Securities Transactions of $377,087. The Company also made purchases of $1,089,914 in Securities Available for Sale at Fair Value. Of this amount, the Company made total purchases of 17,081 common shares of UMH Properties, Inc. (UMH), a related REIT, through UMH’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $151,592, or a weighted average cost of $8.88 per share. The Company owned a total of 859,257 UMH common shares as of December 31, 2014 at a total cost of $8,054,885 and a fair value of $8,205,902. The Company also owns 200,000 shares of UMH’s 8.25% Series A Cumulative Redeemable Preferred Stock at a total cost of $5,000,000 and a fair value of $5,284,000.

The Company had total net Unrealized Holding Gains on its securities portfolio of $458,275 as of December 31, 2014. The Company held seven securities that had unrealized losses as of December 31, 2014 totaling $1,833,478. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery. The following is a summary of the securities that the Company has determined to be temporarily impaired as of December 31, 2014:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$249,700	$(300)	$85,000	$(85,005)
Common stock	16,738,980	(1,099,296)	3,388,300	(648,877)
Total	$16,988,680	$(1,099,596)	$3,473,300	$(733,882)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
2	$4,185,280	$(146,290)	0-5%
3	13,713,900	(1,040,438)	6-10%
1	2,477,800	(561,745)	18%
1	85,000	(85,005)	50%
7	$20,461,980	$(1,833,478)

NOTE 5 – DEBT

As of December 31, 2014, total loans payable represents a $2,490,477 term loan at an annual interest rate of 4.90%, maturing November 29, 2016, a $2,700,000 interest only term loan at a variable annual interest rate of prime plus 0.75% with a floor of 4.50%, maturing on March 9, 2017 and $35,000,000 drawn down on the Company’s $60,000,000 unsecured line of credit, maturing on June 30, 2016 at a variable interest rate of LIBOR plus 175 basis points to 250 basis points, depending on the Company’s leverage ratio. The unsecured line of credit has a one year extension option, which if exercised, brings the maturity to June 30, 2017. In addition, the Company has a $20,000,000 accordion feature bringing the total potential availability under the unsecured line of credit (subject to various conditions as specified in the loan agreement) up to $80,000,000.

As of December 31, 2014, the interest rate of the $2,700,000 loan was 4.50% and the interest rate of the $35,000,000 unsecured line of credit was LIBOR plus 185 basis points, which was 2.00%. The $2,700,000 term loan is secured by 500,000 shares of UMH common stock with a fair value of $4,775,000 as of December 31, 2014 and the $2,490,477 term loan is secured by 200,000 shares of UMH 8.25% Series A preferred stock with a fair value of $5,284,000 as of December 31, 2014.

In connection with four of the five properties acquired during the three months ended December 31, 2014 which are located in Lindale (Tyler), TX; Sauget (St. Louis, MO), IL; Kansas City, MO and Frankfort, KY, (as described in Note 3), the Company entered into four mortgages originally totaling $44,486,828.

On December 11, 2014, the Company drew down $15,000,000 on its unsecured line of credit and on December 31, 2014, the Company fully prepaid a mortgage originally set to mature March 1, 2015 in the principal amount of $2,211,518. This mortgage was secured by the Company’s 68,385 square foot facility located in Tampa, FL.

NOTE 6 – SHAREHOLDERS’ EQUITY

The Company’s authorized stock as of December 31, 2014 consisted of 200,000,000 shares of common stock, 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A preferred shares), 2,300,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B preferred shares) and 200,000,000 shares of Excess stock.

Common Stock

The Company raised $8,220,242 (including reinvestments of $1,973,815) from the issuance of 790,770 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan (DRIP) during the three months ended December 31, 2014. During the three months ended December 31, 2014, the Company paid $8,598,414 in total cash dividends or $0.15 per share to common shareholders, of which $1,973,815 was reinvested in the DRIP. On January 21, 2015, the Company declared a dividend of $0.15 per share to be paid March 16, 2015 to common shareholders of record as of the close of business on February 17, 2015.

As of December 31, 2014, the Company does not own any of its own shares of Common Stock.

7.625% Series A Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2014, the Company paid $1,019,726 in preferred dividends or $0.4766 per share on its outstanding Series A preferred shares. Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $1.90625 per share. On January 21, 2015, the Company declared a dividend of $0.4766 per share to be paid March 16, 2015 to Series A preferred shareholders of record as of the close of business on February 17, 2015.

7.875% Series B Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2014, the Company paid $1,132,032 in preferred dividends or $0.4922 per share on its outstanding Series B preferred shares. Dividends on the Series B preferred shares are cumulative and payable quarterly at an annual rate of $1.96875 per share. On January 21, 2015, the Company declared a dividend of $0.4922 per share to be paid March 16, 2015 to Series B preferred shareholders of record as of the close of business on February 17, 2015.

NOTE 7 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. The Company’s financial assets consist mainly of REIT securities. The fair value of these financial assets was determined using the following inputs at December 31, 2014 and September 30, 2014:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2014:
Equity Securities – Preferred Stock	$21,837,321	$21,837,321	$-0-	$-0-
Equity Securities – Common Stock	29,685,932	29,685,932	-0-	-0-
Debt Securities	7,737	7,737	-0-	-0-
Total Securities Available for Sale at Fair Value	$51,530,990	$51,530,990	$-0-	$-0-

As of September 30, 2014:
Equity Securities – Preferred Stock	$31,490,317	$31,490,317	$-0-	$-0-
Equity Securities – Common Stock	27,812,582	27,812,582	-0-	-0-
Debt Securities	8,504	8,504	-0-	-0-
Total Securities Available for Sale at Fair Value	$59,311,403	$59,311,403	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At December 31, 2014, the fixed rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $334,727,000 and the carrying value amounted to $324,458,410. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements fall within level 3 of the fair value hierarchy.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended December 31, 2014 and 2013 was $4,129,565 and $3,884,727, respectively.

During the three months ended December 31, 2014 and 2013, the Company had Dividend Reinvestments of $1,973,815 and $1,839,767, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

The Company has entered into separate agreements to purchase nine new build-to-suit, industrial buildings that are currently being developed in Florida, Indiana, Kansas, Louisiana, North Carolina, Ohio, Texas and Washington. These nine properties will total approximately 2,829,000 square feet and are net-leased primarily to investment grade tenants for terms ranging from ten to fifteen years. The aggregate purchase price for the nine properties will be approximately $266,841,000. As of December 31, 2014, the Company has made deposits totaling $3,575,000 on these acquisitions, which is included in Other Assets in the accompanying Consolidated Balance Sheets as of December 31, 2014. Seven of the nine buildings, representing 1,926,400 square feet, or 68%, will be leased to subsidiaries of FDX. Subject to satisfactory due diligence, we anticipate closing on six of the acquisitions during the remainder of fiscal 2015 and closing on three of the acquisitions during fiscal 2016. The Company may make additional acquisitions in fiscal 2015 and in fiscal 2016 and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements or public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with five of the nine commitments to purchase industrial properties, as discussed above, totaling approximately $135,022,000 of the total $266,841,000 committed to be purchased, or approximately 1,680,000 square feet of the total 2,829,000 square feet committed to be purchased, the Company has entered into commitments to obtain approximately $90,502,000 in mortgages at fixed rates ranging from 3.50% to 4.00%, with a weighted average interest rate of 3.77%. As of December 31, 2014, the Company has paid commitment and loan processing fees for three of the five mortgage commitments totaling $863,500, of which $824,000 will be refunded at each closing, which are expected to take place during the second quarter of fiscal 2015.

The Company currently has three property expansions in progress consisting of two building expansions and one parking lot expansion. The three properties are leased to FedEx Ground Package System, Inc. Total expansion costs are expected to be approximately $9,930,000, consisting of approximately $7,457,000 in building expansion costs ($86.17 per square foot) and $2,473,000 in parking lot expansion costs, which includes additional land purchased for a cost of approximately $1,076,000. As of December 31, 2014, the Company has incurred expansion costs of approximately $2,024,000 and the total remaining expansion costs expected to be incurred during fiscal 2015 amount to approximately $7,906,000. Upon completion of the three expansions, annual rent will be increased by approximately $1,050,000. The two building expansions will provide additional rental space of approximately 86,500 square feet and will result in a new ten year lease extension from the date of completion for each building being expanded.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

During January 2015, the Company entered into a thirty-seven month lease agreement commencing February 1, 2015 with Altec Industries, Inc. to lease 126,880 square feet of the Company’s 382,880 square foot building located in St. Joseph, MO., increasing the occupancy of this building from 67% to 100% and increasing the Company’s total occupancy from 96.3% as of December 31, 2014 to 97.4%. Annual rent will commence March 1, 2015 for $348,920, or $2.75 per square foot. The remaining 256,000 square feet is currently being leased to Woodstream Corporation through September 30, 2017.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Activity

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The Company operates as a REIT. The Company seeks to invest in well-located, modern industrial buildings leased primarily to investment grade tenants on long-term net leases. During the three months ended December 31, 2014, the Company purchased five net-leased industrial properties, located in Lindale (Tyler), TX; Sauget (St. Louis, MO), IL; Rockford, IL; Kansas City, MO and Frankfort, KY totaling approximately 1,159,000 square feet, for approximately $68,338,000. As of December 31, 2014, the Company owned eighty-seven properties with total square footage of approximately 12,423,000. These properties are located in twenty-eight states. As of the quarter ended December 31, 2014, the Company’s weighted average lease expiration term was approximately 7.1 years, its occupancy rate was 96.3% and its annualized average base rent per occupied square foot was $5.45. As of December 31, 2014, the weighted average age based on the square footage of the Company’s buildings was 11.2 years. In addition, total gross real estate investments were $814,481,745 as of December 31, 2014.

The Company’s revenue primarily consists of Rental and Reimbursement Revenue from the ownership of industrial rental property. Net Operating Income from property operations (NOI) is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI increased $1,601,876, or 12%, for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. The increase was due to the additional income related to six industrial properties purchased during fiscal 2014 and five properties purchased during the first quarter of fiscal 2015.

The Company’s NOI for the three months ended December 31, 2014 and 2013 is calculated as follows:

	Three Months Ended
	12/31/2014	12/31/2013

Rental Revenue	$15,430,215	$13,570,722
Reimbursement Revenue	2,247,315	2,090,433
Total Rental and Reimbursement Revenue	17,677,530	15,661,155
Real Estate Taxes	(1,988,743)	(1,857,055)
Operating Expense	(1,002,248)	(719,437)
NOI	$14,686,539	$13,084,663

The Company’s revenue for the three months ended December 31, 2014 also includes Lease Termination Income of $238,625, which represents a payment from the former tenant at the Company’s Hanahan, SC property. The lease termination payment is a result of this former tenant terminating its lease obligations effective January 31, 2015 which was before the end of the contractual term of their lease, which was originally set to expire on April 29, 2015. In conjunction with the lease termination, the Company simultaneously entered into a new lease agreement in the same location for four years and three months with the Company that was sub-leasing the space from the Company’s former tenant. The new lease term is through April 30, 2019.

The only leases that contain an early termination option are the Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS and the Company’s lease with its tenant at its 83,000 square foot location in Roanoke, VA. The termination option at the Ridgeland (Jackson), MS location may be exercised at any time on the condition that the Company is provided with six months of notice. The Company has not received notice nor does the Company anticipate that this tenant will exercise its early termination option. The termination option at the Roanoke, VA location may be exercised after August 2021, on the condition that the Company is provided with six months of notice and the tenant pays the Company a $500,000 termination fee.

Acquisitions

On October 3, 2014, the Company purchased a newly constructed 163,378 square foot industrial building located in Lindale, TX, which is in the Tyler MSA. The building is 100% net leased to FedEx Ground Package System, Inc. through June 2024. The purchase price was $10,271,355. The Company obtained a 15 year self-amortizing mortgage of $7,000,000 at a fixed interest rate of 4.57%. Annual rental revenue over the remaining term of the lease is approximately $725,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $341,355 to an Intangible Asset associated with the lease in-place.

On October 10, 2014, the Company purchased a newly constructed 198,773 square foot industrial building located in Sauget, IL, which is in the St. Louis, MO MSA. The building is 100% net leased to FedEx Ground Package System, Inc. through May 2029. The purchase price was $15,231,000. The Company obtained a 15 year self-amortizing mortgage of $10,660,000 at a fixed interest rate of 4.40%. Annual rental revenue over the remaining term of the lease is approximately $1,036,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $31,000 to an Intangible Asset associated with the lease in-place.

On October 14, 2014, the Company purchased a 38,833 square foot industrial building located in Rockford, IL, which was constructed in 2012. The building is 100% net leased to B/E Aerospace, Inc. through June 2027. The property was acquired, all-cash, for a purchase price of $5,200,000. Annual rental revenue over the remaining term of the lease is approximately $359,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $100,000 to an Intangible Asset associated with the lease in-place.

On November 25, 2014, the Company purchased a newly constructed 158,417 square foot industrial building located in Kansas City, MO. The building is 100% net leased to Bunzl Distribution Midcentral, Inc. through September 2021. The purchase price was $9,635,770. The Company obtained a 7 year mortgage, of $7,226,828, amortizing over 25 years at a fixed interest rate of 5.18%. Annual rental revenue over the remaining term of the lease is approximately $736,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $35,770 to an Intangible Asset associated with the lease in-place.

On December 12, 2014, the Company purchased a newly constructed 599,840 square foot industrial building located in Frankfort, KY. The building is 100% net leased to Jim Beam Brands Company through January 2025. The purchase price was $28,000,000. The Company obtained a 10 year mortgage, of $19,600,000 at a fixed interest rate of 4.84% with an amortization schedule as follows: amortizing over 18 years during the first 30 months, amortizing over 14 years during the next 30 months, amortizing over 11 years during the next 30 months and amortizing over 8 years during the final 30 months. Annual rental revenue over the remaining term of the lease is approximately $1,989,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation (FDX), B/E Aerospace, Inc., Bunzl Distribution Midcentral, Inc.’s ultimate parent, Bunzl USA Holdings LLC and Jim Beam Brands Company’s ultimate parent Beam Suntory, Inc. are publicly-owned companies and financial information related to these entities is readily available to the Company’s shareholders.

Expansions

During December 2014, a 62,260 square foot expansion of a building leased to NF&M International, Inc. located in Monaca, PA was completed for a cost of approximately $4,503,000, resulting in a new 10 year lease which extended the current lease expiration date from September 30, 2018 to December 31, 2024. In addition, the expansion resulted in an initial increase in annual rent effective January 1, 2015 from $381,805, or $3.39 per square foot, to $820,000, or $4.69 per square foot. Furthermore, annual rent will increase in year five of the lease to $841,600 or $4.81 per square foot, resulting in an annualized rent over the new ten year period of $830,800, or $4.75 per square foot.

Commitments

The Company has entered into separate agreements to purchase nine new build-to-suit, industrial buildings that are currently being developed in Florida, Indiana, Kansas, Louisiana, North Carolina, Ohio, Texas and Washington. These nine properties will total approximately 2,829,000 square feet and are net-leased primarily to investment grade tenants for terms ranging from ten to fifteen years. The aggregate purchase price for the nine properties will be approximately $266,841,000. As of December 31, 2014, the Company has made deposits totaling $3,575,000 on these acquisitions, which is included in Other Assets in the accompanying Consolidated Balance Sheets as of December 31, 2014. Seven of the nine buildings, representing 1,926,400 square feet, or 68%, will be leased to subsidiaries of FDX. Subject to satisfactory due diligence, we anticipate closing on six of the acquisitions during the remainder of fiscal 2015 and closing on three of the acquisitions during fiscal 2016. The Company may make additional acquisitions in fiscal 2015 and in fiscal 2016 and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements or public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with five of the nine commitments to purchase industrial properties, as discussed above, totaling approximately $135,022,000 of the total $266,841,000 committed to be purchased, or approximately 1,680,000 square feet of the total 2,829,000 square feet committed to be purchased, the Company has entered into commitments to obtain approximately $90,502,000 in mortgages at fixed rates ranging from 3.50% to 4.00%, with a weighted average interest rate of 3.77%. As of December 31, 2014, the Company has paid commitment and loan processing fees for three of the five mortgage commitments totaling $863,500, of which $824,000 will be refunded at each closing, which are expected to take place during the second quarter of fiscal 2015.

The Company currently has three property expansions in progress consisting of two building expansions and one parking lot expansion. The three properties are leased to FedEx Ground Package System, Inc. Total expansion costs are expected to be approximately $9,930,000, consisting of approximately $7,457,000 in building expansion costs ($86.17 per square foot) and $2,473,000 in parking lot expansion costs, which includes additional land purchased for a cost of approximately $1,076,000. As of December 31, 2014, the Company has incurred expansion costs of approximately $2,024,000 and the total remaining expansion costs expected to be incurred during fiscal 2015 amount to approximately $7,906,000. Upon completion of the three expansions, annual rent will be increased by approximately $1,050,000. The two building expansions will provide additional rental space of approximately 86,500 square feet and will result in a new ten year lease extension from the date of completion for each building being expanded.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

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

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for fiscal year ended September 30, 2014.

Changes in Results of Operations

As of December 31, 2014, the Company owned eighty-seven properties with total square footage of approximately 12,423,000 as compared to eighty-one properties with total square footage of approximately 10,708,000, as of December 31, 2013, representing an increase of 16%. As of December 31, 2014, the Company’s weighted average lease expiration term was approximately 7.1 years as compared to 6.8 years as of December 31, 2013. The Company’s occupancy rate was 96.3% as of December 31, 2014 as compared to 96.4% as of December 31, 2013.

Approximately 6% of the Company’s gross leasable area, consisting of six leases totaling 778,702 square feet, were set to expire during fiscal 2015. The Company has renewed all six leases, or 100% of the gross leasable area that was set to expire during fiscal 2015. The Company has incurred or expects to incur tenant improvement costs of approximately $215,200 and leasing costs of approximately $438,300 in connection with these six lease renewals. The table below summarizes the lease terms of the six leases which were renewed and includes both the tenant improvement costs and the leasing costs which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Orangeburg, NY	Kellogg Sales Co.	50,400	$7.00	$7.00	2/28/15	$6.50	$6.50	2/28/18	3.0	$0.14	$0.26
Hanahan, SC	SAIC (2)	302,400	4.25	4.54	4/29/15	4.79	4.65	4/29/19	4.3	0.12	0.28
Montgomery, IL	Home Depot	171,200	5.11	5.27	6/30/15	5.70	5.48	6/30/20	5.0	-0-	-0-
O’Fallon, MO	Pittsburgh Glass Works	102,135	4.18	4.18	6/30/2015	4.18	4.18	6/30/18	3.0	-0-	-0-
Kansas City, MO	Kellogg Sales Co.	65,067	5.38	5.38	7/31/15	5.00	5.00	7/31/18	3.0	0.22	0.20
Ft. Myers, FL	FedEx Ground	87,500	4.76	4.76	10/31/14	4.95	4.95	10/31/16	2.0	-0-	-0-
	Total	778,702
Weighted Average			$4.76	$4.91		$5.06	$4.95		3.8	$0.07	$0.15

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term

(2)	In December 2014, the Company entered into a lease termination agreement with its tenant, Norton McNaughton of Squire, Inc. (Norton), whereby the Company received a lease termination fee of $238,625, terminating the lease effective January 31, 2015. Prior to the lease termination, Norton was leasing the Company’s 302,400 square foot building located in its Hanahan, SC location though April 29, 2015 at an annualized rent of approximately $1,389,000 or $4.54 per square foot. Prior to the lease termination, Norton sub-leased the Company’s space to Science Applications International Corporation (SAIC). In conjunction with the lease termination, the Company simultaneously entered into a lease agreement for four years and three months with SAIC from February 1, 2015 through April 30, 2019 at an initial annualized rent of approximately $1,406,000 or $4.65 per square foot, with 2% increases each year.

The six lease renewals resulted in a weighted average term of 3.8 years and a U.S. GAAP straight-line weighted average lease rate of $5.06 per square foot. The renewed weighted average initial cash rent per square foot is $4.95. This compares to the former weighted average rent of $4.76 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $4.91 per square foot, representing an increase in the weighted average lease rate of 6% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 1% on a cash basis.

Rental Revenue increased $1,859,493, or 14%, for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013.  The increase was primarily due to the acquisition of six properties purchased during fiscal 2014 and the five acquisitions purchased during the first quarter of fiscal 2015.

Reimbursement Revenue increased $156,882, or 8%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. Real Estate Tax Expense increased $131,688, or 7%, for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. The increase in Reimbursement Revenue and Real Estate Taxes for the three months ended December 31, 2014 was primarily due to our newly acquired properties. Our single tenant properties are subject to net leases which require the tenants to absorb the cost of Real Estate Taxes as well as insurance and the majority of repairs and maintenance. As such, the Company is reimbursed by the tenants for these Real Estate Taxes.

Lease Termination Income amounted to $238,625 and $-0- for the three months ended December 31, 2014 and 2013, respectively. This income represents the payment from a former tenant at our Hanahan, SC property terminating its lease obligations before the end of the contractual term of the lease by agreement with the Company in accordance with the terms of the Lease.

Operating Expenses increased $282,811, or 39%, for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. The increase in Operating Expenses for the three months ended December 31, 2014 was due primarily to an increase in insurance costs of approximately $125,000 and an increase in repair and maintenance costs of approximately $180,000. The increase was primarily due to the acquisition of six properties purchased during fiscal 2014 and the five acquisitions purchased during the first quarter of fiscal 2015. Approximately $150,000 of the increases in Operating Expenses is offset by Reimbursement Revenue.

General and Administrative Expense increased $120,122, or 11%, for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. The increase in General and Administrative Expense for the three months ended December 31, 2014 was primarily due to an increase in salary expenses.

Interest and Dividend Income increased $96,689, or 10%, for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. This increase was mainly due to a higher average carrying value of Securities Available for Sale during the three months ended December 31, 2014 as compared to the average carrying value of Securities Available for Sale during three months ended December 31, 2013.

The Company recognized a Gain on Sale of Securities Transactions of $377,087 and $150,725 for the three months ended December 31, 2014 and 2013, respectively. In addition, the Company had net Unrealized Holding Gains on its Securities Held for Sale of $458,275 as of December 31, 2014.

Changes in Financial Condition

The Company generated net Cash from Operating Activities of $8,361,390 and $7,393,830 for the three months ended December 31, 2014 and 2013, respectively.

Net Real Estate Investments increased $66,070,064 from September 30, 2014 to December 31, 2014. This increase was due mainly to the purchase of the industrial properties in Lindale (Tyler), TX; Sauget (St. Louis, MO), IL; Rockford, IL; Kansas City, MO and Frankfort, KY totaling $68,338,125 of which $67,830,000 was allocated to Net Real Estate Investments. In addition, the increase was partially due to costs incurred in connection with expansions of our existing properties of approximately $2,039,000. The increase was partially offset by Depreciation Expense for the three month period of $4,484,268.

Securities Available for Sale decreased $7,780,413 from September 30, 2014 to December 31, 2014. The decrease was due to the sale of securities with a cost basis of $9,207,247, offset with the purchase of securities totaling $1,089,914 and an increase in Unrealized Holding Gains of $336,919.

Mortgage Notes Payable increased $36,662,404 from September 30, 2014 to December 31, 2014. The increase was due mainly to the origination of four mortgages totaling approximately $44,487,000 obtained in connection with the acquisitions of four of the industrial properties purchased in the first quarter of fiscal 2015. Details on the increase in Mortgage Notes Payable are as follows:

Property	Mortgage amount	Maturity Date	Interest Rate
Lindale (Tyler), TX	$7,000,000	11/1/29	4.57%
Sauget (St. Louis, MO), IL	10,660,000	11/1/29	4.40%
Kansas City, MO	7,226,828	12/1/21	5.18%
Frankfort, KY	19,600,000	12/15/24	4.84%

The increase in Mortgage Notes Payable was partially offset by scheduled payments of principal of approximately $5,613,000 and the Company fully prepaid a mortgage originally set to mature March 1, 2015 in the principal amount of $2,211,518. This mortgage was secured by the Company’s 68,385 square foot facility located in Tampa, FL.

The Company is scheduled to repay a total of approximately $24,565,000 in mortgage principal payments in the next twelve months. The Company intends to make these principal payments from the funds raised from Cash from Operations, the DRIP, draws from the unsecured line of credit facility and refinancings.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $8,361,390 and $7,393,830 for the three months ended December 31, 2014 and 2013, respectively. Dividends paid on common stock for the three months ended December 31, 2014 and 2013 were $8,598,414 and $6,815,308, respectively (of which $1,973,815 and $1,839,767, respectively, was reinvested). The Company pays dividends from cash generated from operations.

As of December 31, 2014, the Company owned Securities Available for Sale of $51,530,990 subject to term loans of $5,190,477. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread. As of December 31, 2014 there were no draws against the margin. The REIT securities portfolio provides the Company with liquidity as well as dividend income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of December 31, 2014, the Company had a net Unrealized Holding Gain on its portfolio of $458,275. The dividends received from the Company’s investments continue to meet our expectations.

As of December 31, 2014, the Company owned eighty-seven properties, of which sixty-one carried mortgage loans with outstanding principal balances as of December 31, 2014 totaling $324,458,410. The unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s unsecured line of credit facility limit the amount of unencumbered properties which can be mortgaged. As of December 31, 2014, the Company has drawn down $35,000,000 on its $60,000,000 unsecured line of credit facility which has an additional $20,000,000 accordion feature which brings the total potential availability up to $80,000,000. The unsecured line of credit facility matures June 30, 2016, with a one year extension at the Company’s option.

The Company’s total net debt to total market capitalization was 31% and the Company’s total net debt plus preferred equity to total market capitalization was 41% as of December 31, 2014.

During the three months ended December 31, 2014, the Company paid $1,019,726 in dividends on its outstanding Series A preferred shares. On January 21, 2015, the Company declared a dividend of $0.4766 per share on the Company’s Series A preferred shares payable March 16, 2015, to Series A preferred shareholders of record as of the close of business on February 17, 2015.

During the three months ended December 31, 2014, the Company paid $1,132,032 in dividends on its outstanding Series B preferred shares. On January 21, 2015, the Company declared a dividend of $0.4922 per share on the Company’s Series B preferred shares payable March 16, 2015, to Series B preferred shareholders of record as of the close of business on February 17, 2015.

The Company raised $8,220,242 (including reinvestments of $1,973,815) from the issuance of 790,770 common shares under the DRIP during the three months ended December 31, 2014. During the three months ended December 31, 2014, the Company paid $8,598,414 in total cash dividends or $0.15 per common share to common shareholders, of which $1,973,815 was reinvested in the DRIP. On January 21, 2015, the Company declared a dividend of $0.15 per common share to be paid on March 16, 2015 to common shareholders of record as of the close of business on February 17, 2015.

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

The Company has a concentration of FDX and FDX subsidiary-leased properties consisting of forty-five separate stand-alone leases covering approximately 5,313,000 square feet as of December 31, 2014 and forty-two separate stand-alone leases covering approximately 4,500,000 square feet as of December 31, 2013. The percentage of FDX leased square footage to the total of the Company’s rental space was 43% (8% to FDX and 35% to FDX subsidiaries) as of December 31, 2014 and 42% (9% to FDX and 33% to FDX subsidiaries) as of December 31, 2013. No other tenant accounted for 5% or more of the Company’s total rental space as of December 31, 2014. The only tenants that leased 5% or more of the Company’s total square footage as of December 31, 2013 were FDX and its subsidiaries, Milwaukee Electric Tool Corporation, which leases approximately 615,000 square feet and was 6% of the Company’s rental space and Ralcorp Holdings, Inc., which leases approximately 558,600 square feet and was 5% of the Company’s rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 57% (9% to FDX and 48% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2015 and was 54% (10% to FDX and 44% to FDX subsidiaries) for fiscal 2014. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the three months ended December 31, 2014 and 2013.

The Company has entered into separate agreements to purchase nine new build-to-suit, industrial buildings that are currently being developed in Florida, Indiana, Kansas, Louisiana, North Carolina, Ohio, Texas and Washington. These nine properties will total approximately 2,829,000 square feet and are net-leased primarily to investment grade tenants for terms ranging from ten to fifteen years. The aggregate purchase price for the nine properties will be approximately $266,841,000. As of December 31, 2014, the Company has made deposits totaling $3,575,000 on these acquisitions, which is included in Other Assets in the accompanying Consolidated Balance Sheets as of December 31, 2014. Seven of the nine buildings, representing 1,926,400 square feet, or 68%, will be leased to subsidiaries of FDX. Subject to satisfactory due diligence, we anticipate closing on six of the acquisitions during the remainder of fiscal 2015 and closing on three of the acquisitions during fiscal 2016. The Company may make additional acquisitions in fiscal 2015 and in fiscal 2016 and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements or public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with five of the nine commitments to purchase industrial properties, as discussed above, totaling approximately $135,022,000 of the total $266,841,000 committed to be purchased, or approximately 1,680,000 square feet of the total 2,829,000 square feet committed to be purchased, the Company has entered into commitments to obtain approximately $90,502,000 in mortgages at fixed rates ranging from 3.50% to 4.00%, with a weighted average interest rate of 3.77%. As of December 31, 2014, the Company has paid commitment and loan processing fees for three of the five mortgage commitments totaling $863,500, of which $824,000 will be refunded at each closing, which are expected to take place during the second quarter of fiscal 2015.

The Company currently has three property expansions in progress consisting of two building expansions and one parking lot expansion. The three properties are leased to FedEx Ground Package System, Inc. Total expansion costs are expected to be approximately $9,930,000, consisting of approximately $7,457,000 in building expansion costs ($86.17 per square foot) and $2,473,000 in parking lot expansion costs, which includes additional land purchased for a cost of approximately $1,076,000. As of December 31, 2014, the Company has incurred expansion costs of approximately $2,024,000 and the total remaining expansion costs expected to be incurred during fiscal 2015 amount to approximately $7,906,000. Upon completion of the three expansions, annual rent will be increased by approximately $1,050,000. The two building expansions will provide additional rental space of approximately 86,500 square feet and will result in a new ten year lease extension from the date of completion for each building being expanded.

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

Funds From Operations and Core Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO plus acquisition costs. We believe that, as widely recognized measures of performance used by other REIT’s, FFO and Core FFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO and Core FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. The items excluded from FFO and Core FFO are significant components in understanding the Company’s financial performance.

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

The Company’s FFO and Core FFO for the three months ended December 31, 2014 and 2013 are calculated as follows:

	Three Months Ended
	12/31/2014	12/31/2013
Net Income Attributable to Common Shareholders	$3,271,894	$2,138,440
Depreciation Expense	4,484,268	3,813,246
Amortization of Intangible Assets	346,640	332,749
Amortization of Capitalized Lease Costs (1)	139,505	121,127
FFO Attributable to Common Shareholders	8,242,307	6,405,562
Acquisition Costs	391,569	462,864
Core FFO Attributable to Common Shareholders	$8,633,876	$6,868,426

(1)	In previous filings, the Company has presented its calculation of FFO and Core FFO without excluding the effects of the amortization of Capitalized Lease Costs. FFO and Core FFO for the three months ended December 31, 2014 and 2013 has been presented above reflecting the effects of excluding the amortization of Capitalized Lease Costs.

The Company’s Core FFO, excluding the net Gain on Sale of Securities Transactions for the three months ended December 31, 2014 and 2013 is calculated as follows:

	Three Months Ended
	12/31/2014	12/31/2013
Core FFO Attributable to Common Shareholders	$8,633,876	$6,868,426
Less: Gain on Sale of Securities Transactions, net	377,087	150,725
Core FFO, excluding net Gain on Sale of Securities Transactions Attributable to Common Shareholders	$8,256,789	$6,717,701

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the three months ended December 31, 2014 and 2013:

	Three Months Ended
	12/31/14	12/31/13

Operating Activities	$8,361,390	$7,393,830
Investing Activities	(62,089,106)	(87,172,963)
Financing Activities	48,553,673	75,827,249

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

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to the Company. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on form 10-K for the fiscal year ended September 30, 2014. These and other risks, uncertainties and factors could cause the Company’s actual results to differ materially from those included in any forward-looking statements the Company makes. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for the Company to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from the Company’s expectations include, among others:

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
  the Company’s ability to acquire, finance and sell properties on attractive terms;
  the Company’s ability to repay debt financing obligations;
  the Company’s ability to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the Company;
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
27

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to December 31, 2014 (the date of this Quarterly Report on Form 10-Q).

ITEM 4. Controls and Procedures.

The Company’s President and Chief Executive Officer (the Company’s principal executive officer) and the Company’s Chief Financial Officer (the Company’s principal financial and accounting officer) with the assistance of other members of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of such period.

Changes In Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1	Legal Proceedings. – None
Item 1A

Risk Factors.

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds. – None
Item 3.	Defaults Upon Senior Securities. – None
Item 4.	Mine Safety Disclosures. – None
Item 5.

Other Information.

(a)    Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None

(b)   Material Changes to the Procedures by which Security Holders may Recommend Nominees to Board of Directors – None

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date:	February 3, 2015	By: /s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	February 3, 2015	By: /s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

