Form 10-Q
period 2015-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2015-05-06
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

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

Juniper Business Plaza, 3499 Route 9 North, Suite 3-D, Freehold, NJ 07728
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

Large accelerated filer Accelerated filer X_ Non-accelerated filer ____ (Do not check if smaller reporting company) Smaller Reporting Company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:
Class	Outstanding Shares of Common Stock as of May 1, 2015
Common Stock, $0.01 par value per share	59,243,421

1

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2015

C O N T E N T S

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND SEPTEMBER 30, 2014

ASSETS	March 31, 2015 (Unaudited)	September 30, 2014

Real Estate Investments:
Land	$123,409,364	$109,858,989
Buildings and Improvements	738,170,634	634,068,423
Total Real Estate Investments	861,579,998	743,927,412
Accumulated Depreciation	(116,274,401)	(107,004,184)
Net Real Estate Investments	745,305,597	636,923,228

Cash and Cash Equivalents	25,501,314	20,474,661
Securities Available for Sale at Fair Value	52,506,095	59,311,403
Tenant and Other Receivables	1,118,394	1,312,975
Deferred Rent Receivable	4,622,657	3,759,031
Prepaid Expenses	5,428,984	2,764,795
Financing Costs, net of Accumulated Amortization of $4,113,033 and $3,710,149, respectively	5,167,972	4,356,264
Capitalized Lease Costs, net of Accumulated Amortization of $2,189,932 and $1,886,457, respectively	3,566,605	2,741,414
Intangible Assets, net of Accumulated Amortization of $10,493,808 and $9,740,983, respectively	6,725,180	6,490,881
Other Assets	5,477,622	5,622,048

TOTAL ASSETS	$855,420,420	$743,756,700

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2015 AND SEPTEMBER 30, 2014

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2015 (Unaudited)	September 30, 2014

Liabilities:
Mortgage Notes Payable	$347,168,540	$287,796,006
Loans Payable	65,161,669	25,200,000
Accounts Payable and Accrued Expenses	3,650,804	4,930,041
Other Liabilities	8,613,580	5,199,571

Total Liabilities	424,594,593	323,125,618

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity:
Series A - 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of March 31, 2015 and September 30, 2014	53,493,750	53,493,750
Series B - 7.875% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of March 31, 2015 and September 30, 2014	57,500,000	57,500,000
Common Stock, $0.01 Par Value Per Share: 200,000,000 Shares
Authorized as of March 31, 2015 and September 30, 2014;
58,937,495 and 57,008,754 Shares Issued and Outstanding as of
March 31, 2015 and September 30, 2014, respectively	589,375	570,088
Excess Stock, $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of March 31, 2015 and September 30, 2014; No Shares Issued or Outstanding as of March 31, 2015 and September 30, 2014	-0-	-0-
Additional Paid-In Capital	317,963,809	308,945,888
Accumulated Other Comprehensive Income	1,278,893	121,356
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	430,825,827	420,631,082

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$855,420,420	$743,756,700

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended		Six Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014
INCOME:
Rental Revenue	$16,205,524	$14,085,029	$31,635,739	$27,655,751
Reimbursement Revenue	2,653,072	2,260,276	4,900,387	4,350,709
Lease Termination Income	-0-	-0-	238,625	-0-
TOTAL INCOME	18,858,596	16,345,305	36,774,751	32,006,460

EXPENSES:
Real Estate Taxes	1,951,451	1,771,802	3,940,194	3,628,857
Operating Expenses	999,614	1,129,543	2,001,862	1,848,980
General & Administrative Expenses	1,567,725	1,328,256	2,808,310	2,448,719
Acquisition Costs	471,115	-0-	862,684	462,864
Depreciation	4,785,948	3,975,112	9,270,216	7,788,358
Amortization of Capitalized Lease Costs and Intangible Assets	529,820	451,459	1,005,315	894,685
TOTAL EXPENSES	10,305,673	8,656,172	19,888,581	17,072,463

OTHER INCOME (EXPENSE):
Interest and Dividend Income	962,948	996,794	1,998,405	1,935,562
Gain on Sale of Securities Transactions, net	-0-	425,349	377,087	576,074
Interest Expense	(4,493,933)	(4,185,372)	(8,623,498)	(8,060,513)
Amortization of Financing Costs	(203,258)	(168,662)	(395,832)	(337,680)
TOTAL OTHER INCOME (EXPENSE)	(3,734,243)	(2,931,891)	(6,643,838)	(5,886,557)

NET INCOME	4,818,680	4,757,242	10,242,332	9,047,440

Less: Preferred Dividend	2,151,758	2,151,758	4,303,516	4,303,516

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,666,922	$2,605,484	$5,938,816	$4,743,924

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014 - CONTINUED

	Three Months Ended		Six Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014

BASIC INCOME – PER SHARE
Net Income	$0.08	$0.10	$0.18	$0.20
Less: Preferred Dividend	(0.04)	(0.05)	(0.08)	(0.10)
Net Income Attributable to Common	$0.04	$0.05	$0.10	$0.10
Shareholders - Basic

DILUTED INCOME – PER SHARE
Net Income	$0.08	$0.10	$0.18	$0.20
Less: Preferred Dividend	(0.04)	(0.05)	(0.08)	(0.10)
Net Income Attributable to Common			$0.10	$0.10
Shareholders - Diluted	$0.04	$0.05

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	58,308,728	46,739,035	57,793,469	45,982,937
Diluted	58,462,729	46,845,472	57,936,743	46,080,826

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014 - CONTINUED

	Three Months Ended		Six Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014

Net Income	$4,818,680	$4,757,242	$10,242,332	$9,047,440
Other Comprehensive Income:
Unrealized Holding Gains Arising During
the Period	820,618	3,235,683	1,534,624	1,836,303
Reclassification Adjustment for Net Gains
Realized in Income	-0-	(425,349)	(377,087)	(576,074)
TOTAL COMPREHENSIVE INCOME	5,639,298	7,567,576	11,399,869	10,307,669

Less: Preferred Dividend	2,151,758	2,151,758	4,303,516	4,303,516
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,487,540	$5,415,818	$7,096,353	$6,004,153

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2015 AND 2014

	Six Months Ended
	3/31/15	3/31/14
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,242,332	$9,047,440
Noncash Items Included in Net Income:
Depreciation & Amortization	10,678,415	9,020,723
Stock Compensation Expense	186,905	171,634
Gain on Sale of Securities Transactions, net	(377,087)	(576,074)
Changes In:
Tenant, Deferred Rent and Other Receivables	(618,061)	(113,398)
Prepaid Expenses	(2,664,189)	(2,238,111)
Other Assets and Capitalized Lease Costs	(892,206)	(340,780)
Accounts Payable, Accrued Expenses and Other Liabilities	1,297,741	2,961,796
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,853,850	17,933,230

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(112,400,079)	(73,860,759)
Capital and Land Site Improvements	(5,394,632)	(8,295,926)
Return of Deposits on Real Estate	1,900,000	1,800,000
Deposits Paid on Acquisitions of Real Estate	(2,000,000)	(700,000)
Proceeds from Sale of Securities Available for Sale	9,584,512	7,080,741
Purchase of Securities Available for Sale	(1,244,580)	(13,258,470)
NET CASH USED IN INVESTING ACTIVITIES	(109,554,779)	(87,234,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Loans Payable	39,961,669	25,231,597
Proceeds from Mortgage Notes Payable	73,186,828	48,905,000
Principal Payments on Mortgage Notes Payable	(13,814,294)	(12,309,941)
Financing Costs Paid on Debt	(1,214,592)	(474,594)
Proceeds from the Exercise of Stock Options	612,409	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	15,531,409	20,725,762
Preferred Dividends Paid	(4,303,516)	(4,303,516)
Common Dividends Paid, net of Reinvestments	(13,232,331)	(10,174,731)
NET CASH PROVIDED BY FINANCING ACTIVITIES	96,727,582	67,599,577

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,026,653	(1,701,607)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,474,661	12,404,512
CASH AND CASH EQUIVALENTS - END OF PERIOD	$25,501,314	$10,702,905

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (MREIC, the Company, or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of March 31, 2015, the Company owned eighty-nine properties with total square footage of approximately 12,953,000 as compared to eighty-two properties with total square footage of approximately 11,207,000, as of September 30, 2014. As of March 31, 2015, these properties are located in twenty-eight states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. The Company also owns a portfolio of REIT investment securities which the Company generally limits to no more than approximately 10% of its undepreciated assets.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2014.

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

During the six months ended March 31, 2015, the Company entered into a lease termination agreement with its tenant, Norton McNaughton of Squire, Inc. (Norton), whereby the Company received a lease termination fee of $238,625 in December 2014, terminating the lease effective January 31, 2015. Prior to the lease termination, Norton was leasing the Company’s 302,400 square foot building located in its Hanahan, SC location though April 29, 2015 at an annualized rent of approximately $1,389,000, or $4.54 per square foot. Prior to the lease termination, Norton sub-leased the Company’s space to Science Applications International Corporation (SAIC). In conjunction with the lease termination, the Company simultaneously entered into a lease agreement for four years and three months with SAIC from February 1, 2015 through April 30, 2019 at an initial annualized rent of approximately $1,406,000, or $4.65 per square foot, with 2% increases each year.

The Company’s lease with its tenant, Graybar Electric Company (Graybar), at its 26,340 square foot building located in Ridgeland (Jackson), MS has an early termination option which may be exercised at any time on the condition that the Company is provided with six months of notice. The Company has not received notice nor does the Company anticipate that this tenant will exercise its early termination option. Annual rent on both the U.S. GAAP straight-line rent basis and on the cash basis for this location is $109,275 or $4.15 per square foot and the lease expires in July 2019.

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

The Company’s lease with its tenant, Pittsburgh Glass Works, LLC (PGW), at its 102,135 square foot building located in O’Fallon (St. Louis), MO has an early termination option which may be exercised after January 1, 2016 but before December 31, 2016, on the condition that the Company is provided with six months of notice and PGW pays the Company a $213,462 termination fee. Additionally, PGW has an early termination option which may be exercised after January 1, 2017, on the condition that the Company is provided with six months of notice and PGW pays the Company a $106,731 termination fee. Annual rent on both the U.S. GAAP straight-line rent basis and on the cash basis for this location is $426,924 or $4.18 per square foot and the lease expires in June 2018.

Other than the Company’s leases with Graybar, CHEP and PGW, the Company does not have any other leases that contain an early termination option.

Stock Compensation Plan

The Company has a Stock Option and Stock Award Plan, adopted in 2007 and amended and restated in 2010 (the 2007 Plan), authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock including up to 100,000 shares of restricted stock awarded to any one participant in any one fiscal year.

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. The amortization of compensation costs for stock options grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $96,673 and $85,137 for the three months ended March 31, 2015 and 2014, respectively and amounted to $186,905 and $171,634 for the six months ended March 31, 2015 and 2014, respectively.

During the three and six months ended March 31, 2015 and 2014, the following stock options were granted under the Company’s 2007 Stock Option and Stock Award Plan, as amended and restated (the “2007 Plan”):

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/5/15	1	65,000	$11.16	1/5/23
1/3/14	1	65,000	$8.94	1/3/22

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the fiscal year indicated:

	Fiscal 2015	Fiscal 2014

Dividend yield	5.38%	6.71%
Expected volatility	19.78%	19.07%
Risk-free interest rate	1.97%	2.45%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

The fair value of options granted during the three and six months ended March 31, 2015 and 2014 was $0.93 and $0.53, respectively.

During the six months ended March 31, 2015, no shares of restricted stock were granted under the Company’s 2007 Plan. During the six months ended March 31, 2015, four participants exercised options to purchase 81,200 shares of common stock at a weighted average exercise price of $7.54 per share for total proceeds of $612,409. As of March 31, 2015, a total of 604,646 shares were available to grant as stock options or as restricted stock and there were outstanding options to purchase 635,000 shares under the 2007 Plan. The aggregate intrinsic value of options outstanding as of March 31, 2015 was $1,545,850 and the intrinsic value of options exercised during the six months ended March 31, 2015 was $333,369.

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

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the potential impact the new standard will have on its consolidated financial statements and the method of adoption.

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

In addition, common stock equivalents of 154,001 and 106,437 shares are included in the diluted weighted average shares outstanding for the three months ended March 31, 2015 and 2014, respectively, and common stock equivalents of 143,274 and 97,889 shares are included in the diluted weighted average shares outstanding for the six months ended March 31, 2015 and 2014, respectively. For the diluted weighted average shares outstanding for the three months March 31, 2015 and 2014, -0- and 65,000 options to purchase shares of common stock, respectively, were antidilutive and for the six months ended March 31, 2015 and 2014, -0- and 130,000 options to purchase shares of common stock, respectively, were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions

On October 3, 2014, the Company purchased a newly constructed 163,378 square foot industrial building located in Lindale, TX, which is in the Tyler Metropolitan Statistical Area (MSA). The building is 100% net-leased to FedEx Ground Package System, Inc. through June 2024. The purchase price was $10,271,355. The Company obtained a 15 year self-amortizing mortgage of $7,000,000 at a fixed interest rate of 4.57%. Annual rental revenue over the remaining term of the lease is approximately $725,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $341,355 to an Intangible Asset associated with the lease in-place.

On October 10, 2014, the Company purchased a newly constructed 198,773 square foot industrial building located in Sauget, IL, which is in the St. Louis, MO MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. through May 2029. The purchase price was $15,231,000. The Company obtained a 15 year self-amortizing mortgage of $10,660,000 at a fixed interest rate of 4.40%. Annual rental revenue over the remaining term of the lease is approximately $1,036,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $31,000 to an Intangible Asset associated with the lease in-place.

On October 14, 2014, the Company purchased a 38,833 square foot industrial building which was constructed in 2012 and is located in Rockford, IL. The building is 100% net-leased to B/E Aerospace, Inc. through June 2027. The property was acquired, all-cash, for a purchase price of $5,200,000. Annual rental revenue over the remaining term of the lease is approximately $359,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $100,000 to an Intangible Asset associated with the lease in-place.

On November 25, 2014, the Company purchased a newly constructed 158,417 square foot industrial building located in Kansas City, MO. The building is 100% net-leased to Bunzl Distribution Midcentral, Inc. through September 2021. The purchase price was $9,635,770. The Company obtained a 7 year mortgage, of $7,226,828, amortizing over 25 years at a fixed interest rate of 5.18%. Annual rental revenue over the remaining term of the lease is approximately $736,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $35,770 to an Intangible Asset associated with the lease in-place.

On December 12, 2014, the Company purchased a newly constructed 599,840 square foot industrial building located in Frankfort, KY. The building is 100% net-leased to Jim Beam Brands Company through January 2025. The purchase price was $28,000,000. The Company obtained a 10 year mortgage, of $19,600,000 at a fixed interest rate of 4.84% with an amortization schedule as follows: amortizing over 18 years during the first 30 months, amortizing over 14 years during the next 30 months, amortizing over 11 years during the next 30 months and amortizing over 8 years during the final 30 months. Annual rental revenue over the remaining term of the lease is approximately $1,989,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On February 26, 2015, the Company purchased a newly constructed 297,579 square foot industrial building located in Jacksonville, FL. The building is 100% net-leased to FedEx Ground Package System, Inc. through December 2029. The purchase price was $30,645,954. The Company obtained a 15 year self-amortizing mortgage of $20,000,000 at a fixed interest rate of 3.93%. Annual rental revenue over the remaining term of the lease is approximately $1,992,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On March 13, 2015, the Company purchased a newly constructed 232,200 square foot industrial building located in Monroe, OH, which is in the Cincinnati, MSA. The building is 100% net-leased to UGN, Inc. through January 2030. The purchase price was $13,416,000. The Company obtained a 15 year self-amortizing mortgage of $8,700,000 at a fixed interest rate of 3.77%. Annual rental revenue over the remaining term of the lease is approximately $1,045,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $479,000 to an Intangible Asset associated with the lease in-place.

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

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during fiscal 2015 and 2014, assuming that the acquisitions had occurred as of October 1, 2013, after giving effect to certain adjustments including (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions. In addition, a portion of the proceeds received from the May 28, 2014 public offering of 8,050,000 shares of the Company’s common stock were used to fund property acquisitions and therefore, the weighted average shares outstanding used in calculating the Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the portion of the offering proceeds used to fund acquisitions as if the offering had occurred as of October 1, 2013. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Six Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014

Rental Revenues	$16,798,500	$16,438,200	$32,822,600	$32,823,400
Net Income Attributable to Common
Shareholders	$2,831,300	$3,156,800	$5,923,300	$5,817,800
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.05	$0.06	$0.11	$0.11

Tenant Concentration

The Company has a concentration of FDX and FDX subsidiary-leased properties consisting of forty-six separate stand-alone leases covering approximately 5,611,000 square feet as of March 31, 2015 and forty-two separate stand-alone leases covering approximately 4,450,000 square feet as of March 31, 2014. The percentage of FDX leased square footage to the total of the Company’s rental space was 43% (7% to FDX and 36% to FDX subsidiaries) as of March 31, 2015 and 42% (9% to FDX and 33% to FDX subsidiaries) as of March 31, 2014. No other tenant accounted for 5% or more of the Company’s total rental space as of March 31, 2015. The only tenants that leased 5% or more of the Company’s total square footage as of March 31, 2014 were FDX and its subsidiaries; Milwaukee Electric Tool Corporation, which leases approximately 615,300 square feet and was 6% of the Company’s rental space; and Ralcorp Holdings, Inc., which leases approximately 558,600 square feet and was 5% of the Company’s rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 55% (9% to FDX and 46% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2015 and was 53% (10% to FDX and 43% to FDX subsidiaries) for fiscal 2014. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the three and six months ended March 31, 2015 and 2014.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

The Company’s Securities Available for Sale at Fair Value consist primarily of marketable common and preferred stock of other REITs with a fair value of $52,506,095 as of March 31, 2015. The Company generally limits its investment in marketable securities to no more than approximately 10% of its undepreciated assets. The REIT securities portfolio provides the Company with liquidity as well as dividend income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the six months ended March 31, 2015, the Company sold or redeemed securities with a cost of $9,207,425 and recognized a Gain on Sale of Securities Transactions of $377,087. The Company also made purchases of $1,244,580 in Securities Available for Sale at Fair Value. Of this amount, the Company made total purchases of 34,030 common shares of UMH Properties, Inc. (UMH), a related REIT, through UMH’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $306,258, or a weighted average cost of $9.00 per share. The Company owned a total of 876,206 UMH common shares as of March 31, 2015 at a total cost of $8,209,551 and a fair value of $8,823,399. The Company also owns 200,000 shares of UMH’s 8.25% Series A Cumulative Redeemable Preferred Stock at a total cost of $5,000,000 and a fair value of $5,188,000.

The Company had total net Unrealized Holding Gains on its securities portfolio of $1,278,893 as of March 31, 2015. The Company held six securities that had unrealized losses as of March 31, 2015 totaling $1,629,218. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery. The following is a summary of the securities that the Company has determined to be temporarily impaired as of March 31, 2015:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$-0-	$-0-	$133,221	$(36,785)
Common stock	16,866,619	(971,656)	3,416,400	(620,777)
Total	$16,866,619	$(971,656)	$3,549,621	$(657,562)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
1	$3,949,820	$(131,750)	3%
3	13,826,800	(927,538)	6-10%
1	2,506,400	(533,145)	18%
1	133,220	(36,785)	22%
6	$20,416,240	$(1,629,218)

NOTE 5 – DEBT

As of March 31, 2015, total loans payable represents a $2,461,669 term loan at an annual interest rate of 4.90%, maturing November 29, 2016, a $2,700,000 interest only term loan at a variable annual interest rate of prime plus 0.75% with a floor of 4.50%, maturing on March 9, 2017 and $60,000,000 drawn down on the Company’s $60,000,000 unsecured line of credit, maturing on June 30, 2016 at a variable interest rate of LIBOR plus 175 basis points to 250 basis points, depending on the Company’s leverage ratio. The unsecured line of credit has a one year extension option, which if exercised, brings the maturity to June 30, 2017. In addition, the Company has a $20,000,000 accordion feature bringing the total potential availability under the unsecured line of credit (subject to various conditions as specified in the loan agreement) up to $80,000,000.

As of March 31, 2015, the interest rate of the $2,700,000 loan was 4.50% and the interest rate of the $60,000,000 unsecured line of credit was LIBOR plus 185 basis points, which was 2.00%. The $2,700,000 term loan is secured by 500,000 shares of UMH common stock with a fair value of $5,035,000 as of March 31, 2015 and the $2,461,669 term loan is secured by 200,000 shares of UMH 8.25% Series A preferred stock with a fair value of $5,188,000 as of March 31, 2015.

In connection with six of the seven properties acquired during the six months ended March 31, 2015 which are located in Lindale (Tyler), TX; Sauget (St. Louis, MO), IL; Kansas City, MO; Frankfort, KY; Jacksonville, FL and Monroe (Cincinnati), OH (as described in Note 3), the Company entered into six mortgages originally totaling $73,186,828.

On December 31, 2014, the Company fully prepaid a mortgage originally set to mature March 1, 2015 in the principal amount of $2,211,518. This mortgage was secured by the Company’s 68,385 square foot facility located in Tampa, FL.

During the six months ended March 31, 2015, the Company drew down $40,000,000 on its unsecured line of credit.

NOTE 6 – SHAREHOLDERS’ EQUITY

The Company’s authorized stock as of March 31, 2015 consisted of 200,000,000 shares of common stock, 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A preferred shares), 2,300,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B preferred shares) and 200,000,000 shares of Excess stock.

Common Stock

The Company raised $19,662,939 (including dividend reinvestments of $4,131,530) from the issuance of 1,847,541 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan (DRIP) during the six months ended March 31, 2015. During the six months ended March 31, 2015, the Company paid $17,363,861 in total cash dividends or $0.30 per share to common shareholders, of which $4,131,530 was reinvested in the DRIP. On April 1, 2015, the Company declared a dividend of $0.15 per share to be paid June 15, 2015 to common shareholders of record as of the close of business on May 15, 2015.

As of March 31, 2015, the Company does not own any of its own shares of Common Stock.

7.625% Series A Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2015, the Company paid $2,039,452 in Preferred Dividends or $0.9531 per share on its outstanding Series A preferred shares. Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $1.90625 per share. On April 1, 2015, the Company declared a dividend of $0.4766 per share to be paid June 15, 2015 to Series A preferred shareholders of record as of the close of business on May 15, 2015.

7.875% Series B Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2015, the Company paid $2,264,064 in Preferred Dividends or $0.9844 per share on its outstanding Series B preferred shares. Dividends on the Series B preferred shares are cumulative and payable quarterly at an annual rate of $1.96875 per share. On April 1, 2015, the Company declared a dividend of $0.4922 per share to be paid June 15, 2015 to Series B preferred shareholders of record as of the close of business on May 15, 2015.

NOTE 7 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. The Company’s financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at March 31, 2015 and September 30, 2014:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2015:
Equity Securities – Preferred Stock	$21,938,347	$21,938,347	$-0-	$-0-
Equity Securities – Common Stock	30,560,268	30,560,268	-0-	-0-
Debt Securities	7,480	7,480	-0-	-0-
Total Securities Available for Sale at Fair Value	$52,506,095	$52,506,095	$-0-	$-0-

As of September 30, 2014:
Equity Securities – Preferred Stock	$31,490,317	$31,490,317	$-0-	$-0-
Equity Securities – Common Stock	27,812,582	27,812,582	-0-	-0-
Debt Securities	8,504	8,504	-0-	-0-
Total Securities Available for Sale at Fair Value	$59,311,403	$59,311,403	$-0-	$-0-

In addition to the Company’s investments in Securities Available for Sale at Fair Value, the Company is required to disclose certain information about fair values of its other financial instruments. Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. For a portion of the Company’s other financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties; future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model. The use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At March 31, 2015, the fixed rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $359,535,682 and the carrying value amounted to $347,168,540. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements fall within level 3 of the fair value hierarchy.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended March 31, 2015 and 2014 was $8,623,791 and $8,071,712, respectively.

During the six months ended March 31, 2015 and 2014, the Company had Dividend Reinvestments of $4,131,530 and $3,670,902, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

The Company has entered into separate agreements to purchase nine new build-to-suit, industrial buildings that are currently being developed in Florida, Indiana, Kansas, Louisiana, New York, North Carolina, Ohio, Texas and Washington. These nine properties will total approximately 2,720,000 square feet and are net-leased, primarily to investment grade tenants, for terms ranging from ten to fifteen years. The aggregate purchase price for the nine properties will be approximately $264,793,000. As of March 31, 2015, the Company has made deposits totaling $3,650,000 on these acquisitions, which is included in Other Assets in the accompanying Consolidated Balance Sheets as of March 31, 2015. Seven of the nine buildings, representing approximately 1,985,000 square feet, or 73%, will be leased to subsidiaries of FDX. Subject to satisfactory due diligence, we anticipate closing on five of the acquisitions during the remainder of fiscal 2015 and closing on four of the acquisitions during fiscal 2016. The Company may make additional acquisitions in fiscal 2015 and in fiscal 2016 and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements or public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with five of the nine commitments to purchase industrial properties, as discussed above, totaling approximately $153,376,000 of the total $264,793,000 committed to be purchased containing approximately 1,691,000 square feet of the total 2,720,000 square feet committed to be purchased, the Company has entered into commitments to obtain approximately $102,656,000 in mortgages at fixed rates ranging from 3.50% to 4.00%, with a weighted average interest rate of 3.75%. As of March 31, 2015, the Company has paid commitment and loan processing fees for four of the five mortgage commitments totaling $1,275,380. A portion of the total commitment and loan processing fees totaling $1,209,600 will be refunded as each acquisition closes. The closings are expected to take place during the remainder of fiscal 2015 and the first quarter of fiscal 2016.

The Company currently has three property expansions in progress consisting of two building expansions and one parking lot expansion. The three properties are leased to FedEx Ground Package System, Inc. Total expansion costs are expected to be approximately $9,930,000, consisting of approximately $7,457,000 in building expansion costs ($86.17 per square foot) and $2,473,000 in parking lot expansion costs, which includes additional land purchased for a cost of approximately $1,076,000. As of March 31, 2015, the Company has incurred expansion costs of approximately $4,753,000 and the total remaining expansion costs expected to be incurred during fiscal 2015 amount to approximately $5,177,000. Upon completion of the three expansions, annual rent for the three properties will be increased by an aggregate of approximately $1,050,000. The two building expansions will provide additional rental space of approximately 86,500 square feet and will result in a new ten year lease extension from the date of completion for each building being expanded.

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

The Company operates as a Real Estate Investment Trust (REIT). The Company seeks to invest in well-located, modern industrial buildings leased primarily to investment grade tenants on long-term net leases. During the six months ended March 31, 2015, the Company purchased seven net-leased industrial properties, located in Lindale (Tyler), TX; Sauget (St. Louis, MO), IL; Rockford, IL; Kansas City, MO; Frankfort, KY; Jacksonville, FL and Monroe (Cincinnati), OH, totaling approximately 1,689,000 square feet, for approximately $112,400,000. As of March 31, 2015, the Company owned eighty-nine properties with total square footage of approximately 12,953,000. These properties are located in twenty-eight states. As of the quarter ended March 31, 2015, the Company’s weighted average lease expiration term was approximately 7.2 years, its occupancy rate was 97.5% and its annualized average base rent per occupied square foot was $5.44. As of March 31, 2015, the weighted average age based on the square footage of the Company’s buildings was 10.8 years. In addition, total gross real estate investments were $861,579,998 as of March 31, 2015.

The Company’s revenue primarily consists of Rental and Reimbursement Revenue from the ownership of industrial rental property. Net Operating Income (NOI) from property operations is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI increased $2,463,571 or 18% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 and increased $4,065,447 or 15% for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014. The increase was due to the additional income related to one industrial property purchased during the second half of fiscal 2014 and seven industrial properties purchased during the six months ended March 31, 2015.

The Company’s NOI for the three and six months ended March 31, 2015 and 2014 is calculated as follows:

	Three Months Ended		Six Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014

Rental Revenue	$16,205,524	$14,085,029	$31,635,739	$27,655,751
Reimbursement Revenue	2,653,072	2,260,276	4,900,387	4,350,709
Total Rental and Reimbursement Revenue	18,858,596	16,345,305	36,536,126	32,006,460
Real Estate Taxes	(1,951,451)	(1,771,802)	(3,940,194)	(3,628,857)
Operating Expense	(999,614)	(1,129,543)	(2,001,862)	(1,848,980)
NOI	$15,907,531	$13,443,960	$30,594,070	$26,528,623

The Company’s revenue for the six months ended March 31, 2015 also includes Lease Termination Income of $238,625, which represents a payment from the Company’s former tenant, Norton McNaughton of Squire, Inc. (Norton). The lease termination payment is a result of Norton terminating its lease obligations effective January 31, 2015, which was before the end of the contractual term of their lease, which was set to expire on April 29, 2015. Prior to the lease termination, Norton was leasing the Company’s 302,400 square foot building located in its Hanahan, SC location though April 29, 2015 at an annualized rent of approximately $1,389,000, or $4.54 per square foot. Prior to the lease termination, Norton sub-leased the Company’s space to Science Applications International Corporation (SAIC). In conjunction with the lease termination, the Company simultaneously entered into a lease agreement for four years and three months with SAIC from February 1, 2015 through April 30, 2019 at an initial annualized rent of approximately $1,406,000, or $4.65 per square foot, with 2% increases each year.

Of the Company’s eighty-nine properties, only three leases contain an early termination provision, which are as follows: the Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS, the Company’s lease with its tenant at its 83,000 square foot location in Roanoke, VA and the Company’s lease with its tenant at its 102,135 square foot location in O’Fallon (St. Louis), MO.

The termination option at the Ridgeland (Jackson), MS location may be exercised at any time on the condition that the Company is provided with six months of notice. Annual rent on both the U.S. GAAP straight-line rent basis and on the cash basis for this location is $109,275 or $4.15 per square foot and the lease expires in July 2019. The Company has not received notice nor does the Company anticipate that this tenant will exercise its early termination option.

The termination option at the Roanoke, VA location may be exercised after August 2021, on the condition that the Company is provided with six months of notice and the tenant pays the Company a $500,000 termination fee. The U.S. GAAP straight-line rent per annum for this location is $468,364 or $5.64 per square foot and the lease expires in January 2025.

The termination option at the O’Fallon (St. Louis), MO location may be exercised after January 1, 2016 but before December 31, 2016, on the condition that the Company is provided with six months of notice and the tenant pays the Company a $213,462 termination fee. Additionally, the tenant has an early termination option which may be exercised after January 1, 2017, on the condition that the Company is provided with six months of notice and the tenant pays the Company a $106,731 termination fee. Annual rent on both the U.S. GAAP straight-line rent basis and on the cash basis for this location is $426,924 or $4.18 per square foot and the lease expires in June 2018.

Acquisitions

On October 3, 2014, the Company purchased a newly constructed 163,378 square foot industrial building located in Lindale, TX, which is in the Tyler Metropolitan Statistical Area (MSA). The building is 100% net-leased to FedEx Ground Package System, Inc. through June 2024. The purchase price was $10,271,355. The Company obtained a 15 year self-amortizing mortgage of $7,000,000 at a fixed interest rate of 4.57%. Annual rental revenue over the remaining term of the lease is approximately $725,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $341,355 to an Intangible Asset associated with the lease in-place.

On October 10, 2014, the Company purchased a newly constructed 198,773 square foot industrial building located in Sauget, IL, which is in the St. Louis, MO MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. through May 2029. The purchase price was $15,231,000. The Company obtained a 15 year self-amortizing mortgage of $10,660,000 at a fixed interest rate of 4.40%. Annual rental revenue over the remaining term of the lease is approximately $1,036,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $31,000 to an Intangible Asset associated with the lease in-place.

On October 14, 2014, the Company purchased a 38,833 square foot industrial building which was constructed in 2012 and is located in Rockford, IL. The building is 100% net-leased to B/E Aerospace, Inc. through June 2027. The property was acquired, all-cash, for a purchase price of $5,200,000. Annual rental revenue over the remaining term of the lease is approximately $359,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $100,000 to an Intangible Asset associated with the lease in-place.

On November 25, 2014, the Company purchased a newly constructed 158,417 square foot industrial building located in Kansas City, MO. The building is 100% net-leased to Bunzl Distribution Midcentral, Inc. through September 2021. The purchase price was $9,635,770. The Company obtained a 7 year mortgage, of $7,226,828, amortizing over 25 years at a fixed interest rate of 5.18%. Annual rental revenue over the remaining term of the lease is approximately $736,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $35,770 to an Intangible Asset associated with the lease in-place.

On December 12, 2014, the Company purchased a newly constructed 599,840 square foot industrial building located in Frankfort, KY. The building is 100% net-leased to Jim Beam Brands Company through January 2025. The purchase price was $28,000,000. The Company obtained a 10 year mortgage, of $19,600,000 at a fixed interest rate of 4.84% with an amortization schedule as follows: amortizing over 18 years during the first 30 months, amortizing over 14 years during the next 30 months, amortizing over 11 years during the next 30 months and amortizing over 8 years during the final 30 months. Annual rental revenue over the remaining term of the lease is approximately $1,989,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On February 26, 2015, the Company purchased a newly constructed 297,579 square foot industrial building located in Jacksonville, FL. The building is 100% net-leased to FedEx Ground Package System, Inc. through December 2029. The purchase price was $30,645,954. The Company obtained a 15 year self-amortizing mortgage of $20,000,000 at a fixed interest rate of 3.93%. Annual rental revenue over the remaining term of the lease is approximately $1,992,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On March 13, 2015, the Company purchased a newly constructed 232,200 square foot industrial building located in Monroe, OH, which is in the Cincinnati MSA. The building is 100% net-leased to UGN, Inc. through January 2030. The purchase price was $13,416,000. The Company obtained a 15 year self-amortizing mortgage of $8,700,000 at a fixed interest rate of 3.77%. Annual rental revenue over the remaining term of the lease is approximately $1,045,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $479,000 to an Intangible Asset associated with the lease in-place.

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

Commitments

The Company has entered into separate agreements to purchase nine new build-to-suit, industrial buildings that are currently being developed in Florida, Indiana, Kansas, Louisiana, New York, North Carolina, Ohio, Texas and Washington. These nine properties will total approximately 2,720,000 square feet and are net-leased, primarily to investment grade tenants, for terms ranging from ten to fifteen years. The aggregate purchase price for the nine properties will be approximately $264,793,000. As of March 31, 2015, the Company has made deposits totaling $3,650,000 on these acquisitions, which is included in Other Assets in the accompanying Consolidated Balance Sheets as of March 31, 2015. Seven of the nine buildings, representing approximately 1,985,000 square feet, or 73%, will be leased to subsidiaries of FDX. Subject to satisfactory due diligence, we anticipate closing on five of the acquisitions during the remainder of fiscal 2015 and closing on four of the acquisitions during fiscal 2016. The Company may make additional acquisitions in fiscal 2015 and in fiscal 2016 and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements or public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with five of the nine commitments to purchase industrial properties, as discussed above, totaling approximately $153,376,000 of the total $264,793,000 committed to be purchased containing approximately 1,691,000 square feet of the total 2,720,000 square feet committed to be purchased, the Company has entered into commitments to obtain approximately $102,656,000 in mortgages at fixed rates ranging from 3.50% to 4.00%, with a weighted average interest rate of 3.75%. As of March 31, 2015, the Company has paid commitment and loan processing fees for four of the five mortgage commitments totaling $1,275,380. A portion of the total commitment and loan processing fees totaling $1,209,600 will be refunded as each acquisition closes. The closings are expected to take place during the remainder of fiscal 2015 and the first quarter of fiscal 2016.

The Company currently has three property expansions in progress consisting of two building expansions and one parking lot expansion. The three properties are leased to FedEx Ground Package System, Inc. Total expansion costs are expected to be approximately $9,930,000, consisting of approximately $7,457,000 in building expansion costs ($86.17 per square foot) and $2,473,000 in parking lot expansion costs, which includes additional land purchased for a cost of approximately $1,076,000. As of March 31, 2015, the Company has incurred expansion costs of approximately $4,753,000 and the total remaining expansion costs expected to be incurred during fiscal 2015 amount to approximately $5,177,000. Upon completion of the three expansions, annual rent for the three properties will be increased by an aggregate of approximately $1,050,000. The two building expansions will provide additional rental space of approximately 86,500 square feet and will result in a new ten year lease extension from the date of completion for each building being expanded.

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

Changes in Results of Operations

As of March 31, 2015, the Company owned eighty-nine properties with total square footage of approximately 12,953,000 as compared to eighty-one properties with total square footage of approximately 10,708,000, as of March 31, 2014, representing an increase of 21%. As of March 31, 2015, the Company’s weighted average lease expiration term was approximately 7.2 years as compared to 6.8 years as of March 31, 2014. The Company’s occupancy rate was 97.5% as of March 31, 2015 as compared to 95.4% as of March 31, 2014.

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

Property	Tenant	Square Feet	Former U.S. GAAP Straight-Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight-Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Orangeburg, NY	Kellogg Sales Co.	50,400	$7.00	$7.00	2/28/15	$6.50	$6.50	2/28/18	3.0	$0.14	$0.26
Hanahan, SC	SAIC (2)	302,400	4.25	4.54	4/29/15	4.79	4.65	4/29/19	4.3	0.12	0.28
Montgomery, IL	Home Depot	171,200	5.11	5.27	6/30/15	5.70	5.48	6/30/20	5.0	-0-	-0-
O’Fallon, MO	Pittsburgh Glass Works	102,135	4.18	4.18	6/30/15	4.18	4.18	6/30/18	3.0	-0-	-0-
Kansas City, MO	Kellogg Sales Co.	65,067	5.38	5.38	7/31/15	5.00	5.00	7/31/18	3.0	0.22	0.20
Ft. Myers, FL	FedEx Ground	87,500	4.76	4.76	10/31/14	4.95	4.95	10/31/16	2.0	-0-	-0-
	Total	778,702
Weighted Average			$4.76	$4.91		$5.06	$4.95		3.8	$0.07	$0.15

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term

(2)	In December 2014, the Company entered into a lease termination agreement with its tenant, Norton McNaughton of Squire, Inc. (Norton), whereby the Company received a lease termination fee of $238,625, terminating the lease effective January 31, 2015. Prior to the lease termination, Norton was leasing the Company’s 302,400 square foot building located in its Hanahan, SC location though April 29, 2015 at an annualized rent of approximately $1,389,000 or $4.54 per square foot. Prior to the lease termination, Norton sub-leased the Company’s space to Science Applications International Corporation (SAIC). In conjunction with the lease termination, the Company simultaneously entered into a lease agreement for four years and three months with SAIC from February 1, 2015 through April 30, 2019 at an initial annualized rent of approximately $1,406,000 or $4.65 per square foot, with 2% increases each year.

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

During January 2015, the Company entered into a thirty-seven month lease agreement commencing February 1, 2015 with Altec Industries, Inc. to lease 126,880 square feet of the Company’s 382,880 square foot building located in St. Joseph, MO. through February 28, 2018. This increased the occupancy of this building from 67% to 100%. Annual rent commenced March 1, 2015 for $348,920, or $2.75 per square foot. The remaining 256,000 square feet is currently being leased to Woodstream Corporation through September 30, 2017.

Rental Revenue increased $2,120,495, or 15%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  Rental Revenue increased $3,979,988, or 14%, for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014.  The increase was primarily due to the acquisition of one property purchased during the second half of fiscal 2014 and the seven properties purchased during the first half of fiscal 2015.

Reimbursement Revenue increased $392,796, or 17%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Reimbursement Revenue increased $549,678, or 13%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. Real Estate Tax Expense increased $179,649, or 10%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Real Estate Tax Expense increased $311,337, or 9%, for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014. The increase in Reimbursement Revenue and Real Estate Taxes for the three and six months ended March 31, 2015 was primarily due to our newly acquired properties. Our single-tenant properties are subject to net-leases which require the tenants to absorb the cost of Real Estate Taxes as well as insurance and the majority of repairs and maintenance. As such, the Company is reimbursed by the tenants for these Real Estate Taxes.

Lease Termination Income amounted to $238,625 and $-0- for the six months ended March 31, 2015 and 2014, respectively. This income represents the payment from a former tenant at our Hanahan, SC property terminating its lease obligations before the end of the contractual term of the lease by agreement with the Company in accordance with the terms of the Lease. In conjunction with the lease termination, the Company simultaneously entered into a lease agreement from February 2015 through April 30, 2019 with the former tenant’s sub-tenant.

Operating Expenses decreased $129,929, or 12%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Operating Expenses increased $152,882, or 8%, for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014. The decrease in the three months ended March 31, 2015 was primarily due to a decrease in repair and maintenance costs of approximately $50,000 and professional fees of $40,000. The increase in Operating Expenses for the six months ended March 31, 2015 was due primarily to an increase in repair and maintenance costs of approximately $160,000.

General and Administrative Expense increased $239,469, or 18%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. General and Administrative Expense increased $359,591, or 15%, for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014. The increase in General and Administrative Expense for the three and six months ended March 31, 2015 was primarily due to an increase in salary and employee benefit expenses resulting from a combination of an increase in the number of employees and an increase in employees’ wage rates.

Acquisition Costs was $471,115 and $0 for the three months ended March 31, 2015 and March 31, 2014, respectively. Acquisition costs increased $399,820, or 86%, for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014.  The increase in the three months ended March 31, 2015 was due to the acquisition of two properties in the second quarter of fiscal 2015 compared to no acquisitions in the second quarter of fiscal 2014. The increase in the six months ended March 31, 2015 was primarily due to the acquisition of seven properties purchased during the first half of fiscal 2015 compared to five acquisitions in the first half of fiscal 2014.

The Company recognized a Gain on Sale of Securities Transactions of $-0- and $425,349 for the three months ended March 31, 2015 and 2014, respectively. The Company recognized a Gain on Sale of Securities Transactions of $377,087 and $576,074 for the six months ended March 31, 2015 and 2014, respectively. In addition, the Company had net Unrealized Holding Gains on its Securities Held for Sale of $1,278,893 as of March 31, 2015.

Changes in Financial Condition

The Company generated net Cash from Operating Activities of $17,853,850 and $17,933,230 for the six months ended March 31, 2015 and 2014, respectively.

Net Real Estate Investments increased $108,382,369 from September 30, 2014 to March 31, 2015. This increase was due mainly to the purchase of seven industrial properties located in Lindale (Tyler), TX; Sauget (St. Louis, MO), IL; Rockford, IL; Kansas City, MO; Frankfort, KY; Jacksonville, FL and Monroe (Cincinnati), OH totaling $112,400,079 of which $111,412,954 was allocated to Net Real Estate Investments. In addition, the increase was partially due to costs incurred in connection with expansions of our existing properties of approximately $4,753,000. The increase was partially offset by Depreciation Expense for the six month period of $9,270,216.

Securities Available for Sale decreased $6,805,308 from September 30, 2014 to March 31, 2015. The decrease was due to the sale of securities with a cost basis of $9,207,425, offset with the purchase of securities totaling $1,244,580 and a net increase in Unrealized Holding Gains of $1,157,537.

Mortgage Notes Payable increased $59,372,534 from September 30, 2014 to March 31, 2015. The increase was due mainly to the origination of six mortgages totaling approximately $73,187,000 obtained in connection with the acquisitions of six of the seven industrial properties purchased in the first half of fiscal 2015. The weighted average interest rate on these six mortgages is 4.41%. Details on the increase in Mortgage Notes Payable are as follows:

Property	Mortgage amount	Maturity Date	Interest Rate
Lindale (Tyler), TX	$7,000,000	11/1/29	4.57%
Sauget (St. Louis, MO), IL	10,660,000	11/1/29	4.40%
Kansas City, MO	7,226,828	12/1/21	5.18%
Frankfort, KY	19,600,000	12/15/24	4.84%
Jacksonville, FL	20,000,000	12/1/29	3.93%
Monroe (Cincinnati), OH	8,700,000	4/1/30	3.77%

The increase in Mortgage Notes Payable was partially offset by scheduled payments of principal of approximately $11,603,000 and a $2,211,518 full pre-payment of a mortgage on December 31, 2014 that was originally set to mature March 1, 2015. This mortgage was secured by the Company’s 68,385 square foot facility located in Tampa, FL.

The Company is scheduled to repay a total of approximately $29,350,000 in mortgage principal payments over the next twelve months. The Company intends to make these principal payments from the funds raised from Cash from Operations, the DRIP and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $17,853,850 and $17,933,230 for the six months ended March 31, 2015 and 2014, respectively. Dividends paid on common stock for the six months ended March 31, 2015 and 2014 were $17,363,861 and $13,845,633, respectively (of which $4,131,530 and $3,670,902, respectively, was reinvested). The Company pays dividends from cash generated from operations.

As of March 31, 2015, the Company owned Securities Available for Sale of $52,506,095 of which $10,223,000 is pledged as collateral for two term loans totaling $5,161,669. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. In instances when the Company can achieve an adequate yield spread, the Company may invest in marketable REIT securities on margin. As of March 31, 2015 there were no draws against the margin. The marketable REIT securities portfolio provides the Company with liquidity as well as dividend income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of March 31, 2015, the Company had a net Unrealized Holding Gain on its portfolio of $1,278,893. The dividends received from the Company’s investments, which yielded 7% for the six months ended March 31, 2015, continue to meet our expectations.

As of March 31, 2015, the Company owned eighty-nine properties, of which sixty-three carried mortgage loans with outstanding principal balances as of March 31, 2015 totaling $347,168,540. The twenty-six unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s unsecured line of credit facility limit the amount of unencumbered properties which can be mortgaged. As of March 31, 2015, the Company has fully drawn down on its $60,000,000 unsecured line of credit facility. The unsecured line has an additional $20,000,000 accordion feature which brings the total potential availability up to $80,000,000. The unsecured line of credit facility matures June 30, 2016, with a one year extension at the Company’s option.

The Company’s total net debt to total market capitalization was 33% and the Company’s total net debt plus preferred equity to total market capitalization was 42% as of March 31, 2015.

During the six months ended March 31, 2015, the Company paid $2,039,452 in dividends on its outstanding Series A preferred shares. On April 1, 2015, the Company declared a dividend of $0.4766 per share on the Company’s Series A preferred shares payable June 15, 2015, to Series A preferred shareholders of record as of the close of business on May 15, 2015.

During the six months ended March 31, 2015, the Company paid $2,264,064 in dividends on its outstanding Series B preferred shares. On April 1, 2015, the Company declared a dividend of $0.4922 per share on the Company’s Series B preferred shares payable June 15, 2015, to Series B preferred shareholders of record as of the close of business on May 15, 2015.

The Company raised $19,662,939 (including dividend reinvestments of $4,131,530) from the issuance of 1,847,541 common shares under the DRIP during the six months ended March 31, 2015. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 54,651 common shares of for a total cost of $569,371, or a weighted average cost of $10.42 per share. During the six months ended March 31, 2015, the Company paid $17,363,861 in total cash dividends or $0.30 per common share to common shareholders, of which $4,131,530 was reinvested in the DRIP. On April 1, 2015, the Company declared a dividend of $0.15 per common share to be paid on June 15, 2015 to common shareholders of record as of the close of business on May 15, 2015.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured line of credit facility or securities margin loans, refinance debt, or raise capital through the DRIP or capital markets.

The Company has been raising capital through its DRIP, mortgages, draws on its unsecured line of credit, sale of marketable securities and funds generated from its investments in net-leased industrial properties. The Company may raise capital through registered direct placements and public offerings of common and preferred stock. The Company believes that funds generated from operations and from the DRIP, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next year.

The Company has a concentration of FDX and FDX subsidiary-leased properties consisting of forty-six separate stand-alone leases covering approximately 5,611,000 square feet as of March 31, 2015 and forty-two separate stand-alone leases covering approximately 4,450,000 square feet as of March 31, 2014. The percentage of FDX leased square footage to the total of the Company’s rental space was 43% (7% to FDX and 36% to FDX subsidiaries) as of March 31, 2015 and 42% (9% to FDX and 33% to FDX subsidiaries) as of March 31, 2014. No other tenant accounted for 5% or more of the Company’s total rental space as of March 31, 2015. The only tenants that leased 5% or more of the Company’s total square footage as of March 31, 2014 were FDX and its subsidiaries; Milwaukee Electric Tool Corporation, which leases approximately 615,300 square feet and was 6% of the Company’s rental space; and Ralcorp Holdings, Inc., which leases approximately 558,600 square feet and was 5% of the Company’s rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 55% (9% to FDX and 46% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2015 and was 53% (10% to FDX and 43% to FDX subsidiaries) for fiscal 2014. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the three and six months ended March 31, 2015 and 2014.

The Company has entered into separate agreements to purchase nine new build-to-suit, industrial buildings that are currently being developed in Florida, Indiana, Kansas, Louisiana, New York, North Carolina, Ohio, Texas and Washington. These nine properties will total approximately 2,720,000 square feet and are net-leased, primarily to investment grade tenants, for terms ranging from ten to fifteen years. The aggregate purchase price for the nine properties will be approximately $264,793,000. As of March 31, 2015, the Company has made deposits totaling $3,650,000 on these acquisitions, which is included in Other Assets in the accompanying Consolidated Balance Sheets as of March 31, 2015. Seven of the nine buildings, representing approximately 1,985,000 square feet, or 73%, will be leased to subsidiaries of FDX. Subject to satisfactory due diligence, we anticipate closing on five of the acquisitions during the remainder of fiscal 2015 and closing on four of the acquisitions during fiscal 2016. The Company may make additional acquisitions in fiscal 2015 and in fiscal 2016 and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements or public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with five of the nine commitments to purchase industrial properties, as discussed above, totaling approximately $153,376,000 of the total $264,793,000 committed to be purchased containing approximately 1,691,000 square feet of the total 2,720,000 square feet committed to be purchased, the Company has entered into commitments to obtain approximately $102,656,000 in mortgages at fixed rates ranging from 3.50% to 4.00%, with a weighted average interest rate of 3.75%. As of March 31, 2015, the Company has paid commitment and loan processing fees for four of the five mortgage commitments totaling $1,275,380. A portion of the total commitment and loan processing fees totaling $1,209,600 will be refunded as each acquisition closes. The closings are expected to take place during the remainder of fiscal 2015 and the first quarter of fiscal 2016.

The Company currently has three property expansions in progress consisting of two building expansions and one parking lot expansion. The three properties are leased to FedEx Ground Package System, Inc. Total expansion costs are expected to be approximately $9,930,000, consisting of approximately $7,457,000 in building expansion costs ($86.17 per square foot) and $2,473,000 in parking lot expansion costs, which includes additional land purchased for a cost of approximately $1,076,000. As of March 31, 2015, the Company has incurred expansion costs of approximately $4,753,000 and the total remaining expansion costs expected to be incurred during fiscal 2015 amount to approximately $5,177,000. Upon completion of the three expansions, annual rent for the three properties will be increased by an aggregate of approximately $1,050,000. The two building expansions will provide additional rental space of approximately 86,500 square feet and will result in a new ten year lease extension from the date of completion for each building being expanded.

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

Funds From Operations and Core Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO, excluding acquisition costs. We define Adjusted Funds from Operations (AFFO) as Core FFO, excluding stock compensation expense, depreciation of corporate office tenant improvements, amortization of financing costs, lease termination income, net gain or loss on sale of securities transactions, U.S. GAAP straight-line rent adjustments and less recurring capital expenditures. We define recurring capital expenditures as all capital expenditures, excluding capital expenditures related to an expansion at one of our current locations or a capital expenditure that is incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REIT’s, FFO, Core FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO, Core FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. The items excluded from FFO, Core FFO and AFFO are significant components in understanding the Company’s financial performance.

FFO, Core FFO and AFFO (i) do not represent Cash Flow from Operations as defined by U.S. GAAP; (ii) should not be considered as an alternative to Net Income as a measure of operating performance or to Cash Flows from Operating, Investing and Financing Activities; and (iii) are not an alternative to cash flow as a measure of liquidity. FFO, Core FFO and AFFO, as calculated by the Company, may not be comparable to similarly titled measures reported by other REITs.

The Company’s FFO and Core FFO for the three and six months ended March 31, 2015 and 2014 are calculated as follows:

	Three Months Ended		Six Months Ended
	3/31/15	3/31/14	3/31/15	3/31/14
Net Income Attributable to Common Shareholders	$2,666,922	$2,605,484	$5,938,816	$4,743,924
Plus: Depreciation Expense	4,752,437	3,975,112	9,236,705	7,788,358
Plus: Amortization of Intangible Assets	363,968	338,395	710,608	671,144
Plus: Amortization of Capitalized Lease Costs (1)	163,969	123,714	303,474	244,841
FFO Attributable to Common Shareholders	7,947,296	7,042,705	16,189,603	13,448,267
Plus: Acquisition Costs	471,115	-0-	862,684	462,864
Core FFO Attributable to Common Shareholders	$8,418,411	$7,042,705	$17,052,287	$13,911,131

(1)	In previous filings, the Company has presented its calculation of FFO and Core FFO without excluding the effects of the amortization of Capitalized Lease Costs. FFO and Core FFO for the three and six months ended March 31, 2015 and 2014 has been presented above reflecting the effects of excluding the amortization of Capitalized Lease Costs.

The Company’s AFFO for the three and six months ended March 31, 2015 and 2014 is calculated as follows:

	Three Months Ended		Six Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014
Core FFO Attributable to Common Shareholders	$8,418,411	$7,042,705	$17,052,287	$13,911,131
Plus: Stock Compensation Expense	96,673	85,137	186,905	171,634
Plus: Depreciation of Corporate Office Tenant Improvements	33,511	-0-	33,511	-0-
Plus: Amortization of Financing Costs	203,258	168,662	395,832	337,680
Less: Lease Termination Income	-0-	-0-	(238,625)	-0-
Less: Gain on Sale of Securities Transactions, net	-0-	(425,349)	(377,087)	(576,074)
Less: U.S. GAAP Straight-line Rent Adjustment	(531,647)	(183,635)	(863,626)	(374,696)
Less: Recurring Capital Expenditures	(82,297)	(212,437)	(255,797)	(292,370)
AFFO Attributable to Common Shareholders	$8,137,909	$6,475,083	$15,933,400	$13,177,305

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the six months ended March 31, 2015 and 2014:

	Six Months Ended
	3/31/15	3/31/14

Operating Activities	$17,853,850	$17,933,230
Investing Activities	(109,554,779)	(87,234,414)
Financing Activities	96,727,582	67,599,577

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
29

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to March 31, 2015 (the date of this Quarterly Report on Form 10-Q).

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

Changes In Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date:	May 5, 2015	By: /s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	May 5, 2015	By: /s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer