Form 10-Q
period 2015-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2015-08-05
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

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

Large accelerated filer Accelerated filer X_ Non-accelerated filer ____ (Do not check if smaller reporting company) Smaller Reporting Company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:
Class	Outstanding Shares of Common Stock as of August 3, 2015
Common Stock, $0.01 par value per share	60,920,374

1

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2015

C O N T E N T S

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND SEPTEMBER 30, 2014

ASSETS	June 30, 2015 (Unaudited)	September 30, 2014

Real Estate Investments:
Land	$125,660,590	$109,858,989
Buildings and Improvements	777,670,914	634,068,423
Total Real Estate Investments	903,331,504	743,927,412
Accumulated Depreciation	(121,373,445)	(107,004,184)
Net Real Estate Investments	781,958,059	636,923,228

Cash and Cash Equivalents	14,051,779	20,474,661
Securities Available for Sale at Fair Value	48,854,600	59,311,403
Tenant and Other Receivables	729,045	1,312,975
Deferred Rent Receivable	4,923,162	3,759,031
Prepaid Expenses	4,635,243	2,764,795
Financing Costs, net of Accumulated Amortization of $4,318,400 and $3,710,149, respectively	5,381,622	4,356,264
Capitalized Lease Costs, net of Accumulated Amortization of $2,377,868 and $1,886,457, respectively	3,405,746	2,741,414
Intangible Assets, net of Accumulated Amortization of $10,823,831 and $9,740,983, respectively	6,395,157	6,490,881
Other Assets	6,177,072	5,622,048

TOTAL ASSETS	$876,511,485	$743,756,700

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2015 AND SEPTEMBER 30, 2014

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2015 (Unaudited)	September 30, 2014

Liabilities:
Mortgage Notes Payable	$365,066,254	$287,796,006
Loans Payable	65,101,892	25,200,000
Accounts Payable and Accrued Expenses	3,786,989	4,930,041
Other Liabilities	7,368,574	5,199,571

Total Liabilities	441,323,709	323,125,618

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity:
Series A - 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of June 30, 2015 and September 30, 2014	53,493,750	53,493,750
Series B - 7.875% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of June 30, 2015 and September 30, 2014	57,500,000	57,500,000
Common Stock - $0.01 Par Value Per Share: 200,000,000 Shares
Authorized as of June 30, 2015 and September 30, 2014;
60,434,435 and 57,008,754 Shares Issued and Outstanding as of
June 30, 2015 and September 30, 2014, respectively	604,344	570,088
Excess Stock - $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of June 30, 2015 and September 30, 2014; No Shares Issued or Outstanding as of June 30, 2015 and September 30, 2014	-0-	-0-
Additional Paid-In Capital	326,119,791	308,945,888
Accumulated Other Comprehensive (Loss) Income	(2,530,109)	121,356
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	435,187,776	420,631,082

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$876,511,485	$743,756,700

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended		Nine Months Ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
INCOME:
Rental Revenue	$17,256,131	$13,383,738	$48,891,870	$41,039,489
Reimbursement Revenue	3,416,151	2,356,132	8,316,538	6,706,841
Lease Termination Income	-0-	1,182,890	238,625	1,182,890
TOTAL INCOME	20,672,282	16,922,760	57,447,033	48,929,220

EXPENSES:
Real Estate Taxes	2,629,105	1,997,324	6,569,299	5,626,181
Operating Expenses	1,083,276	865,519	3,085,138	2,714,499
General & Administrative Expenses	1,606,503	1,505,292	4,414,813	3,954,011
Acquisition Costs	440,705	-0-	1,303,389	462,864
Depreciation	5,099,045	3,991,113	14,369,261	11,779,471
Amortization of Capitalized Lease Costs and Intangible Assets	492,468	451,338	1,497,783	1,346,023
TOTAL EXPENSES	11,351,102	8,810,586	31,239,683	25,883,049

OTHER INCOME (EXPENSE):
Interest and Dividend Income	872,778	941,924	2,871,183	2,877,486
Gain on Sale of Securities Transactions, net	-0-	907,171	377,087	1,483,245
Interest Expense	(4,805,681)	(4,170,104)	(13,429,179)	(12,230,617)
Amortization of Financing Costs	(212,419)	(197,617)	(608,251)	(535,297)
TOTAL OTHER INCOME (EXPENSE)	(4,145,322)	(2,518,626)	(10,789,160)	(8,405,183)

NET INCOME	5,175,858	5,593,548	15,418,190	14,640,988

Less: Preferred Dividends	2,151,758	2,151,758	6,455,274	6,455,274

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,024,100	$3,441,790	$8,962,916	$8,185,714

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2014 - CONTINUED

	Three Months Ended		Nine Months Ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014

BASIC INCOME – PER SHARE
Net Income	$0.08	$0.11	$0.26	$0.31
Less: Preferred Dividends	(0.03)	(0.04)	(0.11)	(0.14)
Net Income Attributable to Common	$0.05	$0.07	$0.15	$0.17
Shareholders - Basic

DILUTED INCOME – PER SHARE
Net Income	$0.08	$0.11	$0.26	$0.31
Less: Preferred Dividends	(0.03)	(0.04)	(0.11)	(0.14)
Net Income Attributable to Common			$0.15	$0.17
Shareholders - Diluted	$0.05	$0.07

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	59,539,781	50,659,518	58,375,573	47,541,797
Diluted	59,637,749	50,760,023	58,503,574	47,634,310

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2014 - CONTINUED

	Three Months Ended		Nine Months Ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014

Net Income	$5,175,858	$5,593,548	$15,418,190	$14,640,988
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During
the Period	(3,809,002)	1,594,440	(2,274,378)	3,430,743
Reclassification Adjustment for Net Gains
Realized in Income	-0-	(907,171)	(377,087)	(1,483,245)
TOTAL COMPREHENSIVE INCOME	1,366,856	6,280,817	12,766,725	16,588,486

Less: Preferred Dividends	2,151,758	2,151,758	6,455,274	6,455,274
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(784,902)	$4,129,059	$6,311,451	$10,133,212

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2015 AND 2014

	Nine Months Ended
	6/30/2015	6/30/2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$15,418,190	$14,640,988
Noncash Items Included in Net Income:
Depreciation & Amortization	16,475,295	13,660,791
Stock Compensation Expense	283,578	256,770
Gain on Sale of Securities Transactions, net	(377,087)	(1,483,245)
Changes In:
Tenant, Deferred Rent and Other Receivables	(503,725)	238,223
Prepaid Expenses	(1,870,448)	(927,507)
Other Assets and Capitalized Lease Costs	(1,422,882)	(776,146)
Accounts Payable, Accrued Expenses and Other Liabilities	279,066	3,256,314
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,281,987	28,866,188

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(150,086,653)	(73,860,759)
Capital and Land Site Improvements	(9,545,564)	(14,825,834)
Return of Deposits on Real Estate	2,500,000	1,800,000
Deposits Paid on Acquisitions of Real Estate	(2,800,000)	(2,500,000)
Proceeds from Sale of Securities Available for Sale	9,584,723	11,128,031
Purchase of Securities Available for Sale	(1,402,298)	(22,887,701)
NET CASH USED IN INVESTING ACTIVITIES	(151,749,792)	(101,146,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Loans Payable	39,901,892	3,000,000
Proceeds from Mortgage Notes Payable	97,473,058	48,905,000
Principal Payments on Mortgage Notes Payable	(20,202,810)	(19,132,018)
Financing Costs Paid on Debt	(1,633,609)	(961,596)
Proceeds from the Exercise of Stock Options	612,409	620,696
Proceeds from Underwritten Public Offering of Common Stock Offering, net of offering costs	-0-	65,112,686
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	27,402,004	26,983,425
Preferred Dividends Paid	(6,455,274)	(6,455,274)
Common Dividends Paid, net of Reinvestments	(20,052,747)	(15,482,159)
NET CASH PROVIDED BY FINANCING ACTIVITIES	117,044,923	102,590,760

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,422,882)	30,310,685
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,474,661	12,404,512
CASH AND CASH EQUIVALENTS - END OF PERIOD	$14,051,779	$42,715,197

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (MREIC, the Company, or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of June 30, 2015, the Company owned ninety properties with total square footage of approximately 13,624,000 as compared to eighty-two properties with total square footage of approximately 11,207,000, as of September 30, 2014. As of June 30, 2015, these properties are located in twenty-eight states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. The Company also owns a portfolio of REIT investment securities which the Company generally limits to no more than approximately 10% of its undepreciated assets.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2014.

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

During the nine months ended June 30, 2015, the Company entered into a lease termination agreement with its tenant, Norton McNaughton of Squire, Inc. (Norton), whereby the Company received a lease termination fee of $238,625 in December 2014, terminating the lease effective January 31, 2015. Prior to the lease termination, Norton was leasing the Company’s 302,400 square foot building located in its Hanahan, SC location through April 29, 2015 at an annualized rent of approximately $1,389,000, or $4.54 per square foot. Prior to the lease termination, Norton sub-leased the Company’s space to Science Applications International Corporation (SAIC). In conjunction with the lease termination, the Company simultaneously entered into a lease agreement for four years and three months with SAIC from February 1, 2015 through April 30, 2019 at an initial annualized rent of approximately $1,406,000, or $4.65 per square foot, with 2% increases each year.

The Company’s lease with its tenant, Graybar Electric Company (Graybar), at its 26,340 square foot building located in Ridgeland (Jackson), MS has an early termination option which may be exercised at any time on the condition that the Company is provided with six months of notice. The Company has not received notice nor does the Company anticipate that this tenant will exercise its early termination option. Annual rent on both the U.S. GAAP straight-line rent basis and on the cash basis for this location is $109,275, or $4.15 per square foot and the lease expires in July 2019.

The Company’s lease with its tenant, CHEP USA, Inc. (CHEP), at its 83,000 square foot building located in Roanoke, VA has an early termination option which may be exercised after August 2021, on the condition that the Company is provided with six months of notice and CHEP pays the Company a $500,000 termination fee. The U.S. GAAP straight-line rent per annum for this location is $468,364, or $5.64 per square foot, and the lease expires in January 2025.

The Company’s lease with its tenant, Pittsburgh Glass Works, LLC (PGW), at its 102,135 square foot building located in O’Fallon (St. Louis), MO has an early termination option which may be exercised after January 1, 2016 but before December 31, 2016, on the condition that the Company is provided with six months of notice and PGW pays the Company a $213,462 termination fee. Additionally, PGW has an early termination option which may be exercised after January 1, 2017, on the condition that the Company is provided with six months of notice and PGW pays the Company a $106,731 termination fee. Annual rent on both the U.S. GAAP straight-line rent basis and on the cash basis for this location is $426,924, or $4.18 per square foot, and the lease expires in June 2018.

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

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. The amortization of compensation costs for stock options grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $96,673 and $85,136 for the three months ended June 30, 2015 and 2014, respectively and amounted to $283,578 and $256,770 for the nine months ended June 30, 2015 and 2014, respectively.

During the nine months ended June 30, 2015 and 2014, the following stock options were granted under the Company’s 2007 Stock Option and Stock Award Plan, as amended and restated (the “2007 Plan”):

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

The fair value of options granted during the nine months ended June 30, 2015 and 2014 was $0.93 and $0.53, respectively.

During the nine months ended June 30, 2015, no shares of restricted stock were granted under the Company’s 2007 Plan. During the nine months ended June 30, 2015, four participants exercised options to purchase 81,200 shares of common stock at a weighted average exercise price of $7.54 per share for total proceeds of $612,409. As of June 30, 2015, a total of 604,646 shares were available to grant as stock options or as restricted stock and there were outstanding options to purchase 635,000 shares under the 2007 Plan. The aggregate intrinsic value of options outstanding as of June 30, 2015 was $801,650 and the aggregate intrinsic value of options exercised during the nine months ended June 30, 2015 was $333,369.

On July 5, 2015, the Compensation Committee of the Board of Directors awarded 47,000 shares of restricted common stock to participants under the 2007 Plan (See Note 10).

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers” as a new Topic, Accounting Standards Codification (“ASC”) Topic 606, which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements, but does not expect the impact to be material.

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

In addition, common stock equivalents of 97,968 and 100,505 shares are included in the diluted weighted average shares outstanding for the three months ended June 30, 2015 and 2014, respectively, and common stock equivalents of 128,001 and 92,513 shares are included in the diluted weighted average shares outstanding for the nine months ended June 30, 2015 and 2014, respectively. For the diluted weighted average shares outstanding for the three months ended June 30, 2015 and 2014, 130,000 and 65,000 options to purchase shares of common stock, respectively, were antidilutive and for the nine months ended June 30, 2015 and 2014, 65,000 options to purchase shares of common stock were antidilutive.

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

On November 25, 2014, the Company purchased a newly constructed 158,417 square foot industrial building located in Kansas City, MO. The building is 100% net-leased to Bunzl Distribution Midcentral, Inc. through September 2021. The purchase price was $9,635,770. The Company obtained a 7 year mortgage of $7,226,828, amortizing over 25 years at a fixed interest rate of 5.18%. Annual rental revenue over the remaining term of the lease is approximately $736,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $35,770 to an Intangible Asset associated with the lease in-place.

On December 12, 2014, the Company purchased a newly constructed 599,840 square foot industrial building located in Frankfort, KY. The building is 100% net-leased to Jim Beam Brands Company through January 2025. The purchase price was $28,000,000. The Company obtained a 10 year mortgage of $19,600,000 at a fixed interest rate of 4.84% with an amortization schedule as follows: amortizing over 18 years during the first 30 months, amortizing over 14 years during the next 30 months, amortizing over 11 years during the next 30 months and amortizing over 8 years during the final 30 months. Annual rental revenue over the remaining term of the lease is approximately $1,989,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

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

On March 13, 2015, the Company purchased a newly constructed 232,200 square foot industrial building located in Monroe, OH, which is in the Cincinnati MSA. The building is 100% net-leased to UGN, Inc. through February 2030. The purchase price was $13,416,000. The Company obtained a 15 year self-amortizing mortgage of $8,700,000 at a fixed interest rate of 3.77%. Annual rental revenue over the remaining term of the lease is approximately $1,045,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $479,000 to an Intangible Asset associated with the lease in-place.

On May 7, 2015, the Company purchased a newly constructed 671,354 square foot industrial building located in Greenwood, IN, which is in the Indianapolis MSA. The building is 100% net-leased to ULTA, Inc. through July 2025. The purchase price was $37,484,574. The Company obtained a 15 year self-amortizing mortgage of $24,286,230 at a fixed interest rate of 3.91%. Annual rental revenue over the remaining term of the lease is approximately $2,643,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation (FDX), B/E Aerospace, Inc., ULTA Inc.’s ultimate parent and Ulta Salon, Cosmetics & Fragrance, Inc. are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. Jim Beam Brands Company’s ultimate parent, Suntory Beverage & Food Limited is a publicly-owned company and financial information related to this entity is available at the Tokyo Stock Exchange’s website, www.jpx.co.jp/english and Bunzl Distribution Midcentral, Inc.’s ultimate parent, Bunzl plc is a publicly-owned company and financial information related to this entity is available at the U.K. government’s website, https://www.gov.uk/government/organisations/companies-house. The references in this quarterly report to the SEC’s website, the Tokyo Stock Exchange’s website and the U.K. government’s website are not intended to and do not include or incorporate by reference into this quarterly report the information on those websites.

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

During June 2015, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in El Paso, TX was completed for a cost of approximately $2,472,000 resulting in an increase in annual rent effective July 1, 2015 from $1,045,610, or $7.25 per square foot to $1,345,289, or $9.33 per square foot.

During June 2015, a 38,428 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Oklahoma City, OK was substantially completed for a cost of approximately $3,332,000, resulting in a new 10 year lease which extended the current lease expiration date from March 31, 2022 to July 31, 2025. In addition, the expansion resulted in an increase in annual rent effective August 1, 2015 from $712,532, or $5.94 per square foot, to $1,045,751, or $6.60 per square foot.

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

	Three Months Ended		Nine Months Ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014

Rental Revenues	$17,693,600	$16,393,100	$51,719,400	$50,529,000
Net Income Attributable to Common
Shareholders	$3,152,800	$4,186,100	$9,429,900	$10,274,900
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.05	$0.07	$0.16	$0.19

Tenant Concentration

The Company has a concentration of FDX and FDX subsidiary-leased properties consisting of forty-six separate stand-alone leases covering approximately 5,611,000 square feet as of June 30, 2015 and forty-two separate stand-alone leases covering approximately 4,500,000 square feet as of June 30, 2014. The percentage of FDX leased square footage to the total of the Company’s rental space was 41% (7% to FDX and 34% to FDX subsidiaries) as of June 30, 2015 and 42% (9% to FDX and 33% to FDX subsidiaries) as of June 30, 2014. The only tenants that leased 5% or more of the Company’s total square footage as of June 30, 2015 were FDX and its subsidiaries and ULTA, Inc., which leased approximately 671,000 square feet comprised of 5% of the Company’s total rental space. The only tenants that leased 5% or more of the Company’s total square footage as of June 30, 2014 were FDX and its subsidiaries, Milwaukee Electric Tool Corporation, which leased approximately 615,000 square feet, comprising of 6% of the Company’s rental space and Ralcorp Holdings, Inc., which leased approximately 558,000 square feet, comprised of 5% of the Company’s rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 56% (9% to FDX and 47% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2015 and was 54% (10% to FDX and 44% to FDX subsidiaries) for fiscal 2014. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the three and nine months ended June 30, 2015 and 2014.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

The Company’s Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $48,854,600 as of June 30, 2015. The Company generally limits its investment in marketable securities to no more than approximately 10% of its undepreciated assets. The REIT securities portfolio provides the Company with liquidity as well as dividend income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the nine months ended June 30, 2015, the Company sold or redeemed securities with a cost of $9,207,636 and recognized a Gain on Sale of Securities Transactions of $377,087. The Company also made purchases of $1,402,298 in Securities Available for Sale at Fair Value. Of this amount, the Company made total purchases of 51,315 common shares of UMH Properties, Inc. (UMH), a related REIT, through UMH’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $463,975, or a weighted average cost of $9.04 per share. The Company owned a total of 893,491 UMH common shares as of June 30, 2015 at a total cost of $8,367,268 and a fair value of $8,756,207. The Company also owns 200,000 shares of UMH’s 8.25% Series A Cumulative Redeemable Preferred Stock at a total cost of $5,000,000 and a fair value of $5,220,000.

The Company had total net unrealized holding losses on its securities portfolio of $2,530,109 as of June 30, 2015. The Company held nine securities that had unrealized losses as of June 30, 2015 totaling $5,022,397. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery. The following is a summary of the securities that the Company has determined to be temporarily impaired as of June 30, 2015:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$493,999	$(6,001)	$136,170	$(33,835)
Common stock	14,781,600	(4,159,284)	3,213,900	(823,277)
Total	$15,275,599	$(4,165,285)	$3,350,070	$(857,112)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
3	$1,570,399	$(32,209)	0-5%
2	954,170	(213,467)	11-20%
4	16,101,100	(4,776,721)	21-25%
9	$18,625,669	$(5,022,397)

NOTE 5 – DEBT

As of June 30, 2015, total loans payable represents a $2,433,187 term loan at an annual interest rate of 4.90%, maturing November 29, 2016, a $2,668,705 term loan at a variable annual interest rate of prime plus 0.75% with a floor of 4.50%, maturing on March 9, 2017 and $60,000,000 drawn down on the Company’s $60,000,000 unsecured line of credit, maturing on June 30, 2016 at a variable interest rate of LIBOR plus 175 basis points to 250 basis points, depending on the Company’s leverage ratio. The unsecured line of credit has a one year extension option, which if exercised, brings the maturity to June 30, 2017. In addition, the Company has a $20,000,000 accordion feature bringing the total potential availability under the unsecured line of credit (subject to various conditions as specified in the loan agreement) up to $80,000,000.

As of June 30, 2015, the interest rate of the $2,668,705 loan was 4.50% and the interest rate of the $60,000,000 unsecured line of credit was LIBOR plus 185 basis points, which was 2.18%. The $2,668,705 term loan is secured by 500,000 shares of UMH common stock with a fair value of $4,900,000 as of June 30, 2015 and the $2,433,187 term loan is secured by 200,000 shares of UMH 8.25% Series A preferred stock with a fair value of $5,220,000 as of June 30, 2015.

In connection with seven of the eight properties acquired during the nine months ended June 30, 2015 which are located in Lindale (Tyler), TX; Sauget (St. Louis, MO), IL; Kansas City, MO; Frankfort, KY; Jacksonville, FL, Monroe (Cincinnati), OH and Greenwood, (Indianapolis), IN (as described in Note 3), the Company entered into seven mortgages originally totaling $97,473,058.

On December 31, 2014, the Company fully prepaid a mortgage originally set to mature March 1, 2015 in the principal amount of $2,211,518. This mortgage was secured by the Company’s 68,385 square foot facility located in Tampa, FL.

During the nine months ended June 30, 2015, the Company drew down $40,000,000 on its unsecured line of credit.

NOTE 6 – SHAREHOLDERS’ EQUITY

The Company’s authorized stock as of June 30, 2015 consisted of 200,000,000 shares of common stock, 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A preferred shares), 2,300,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B preferred shares) and 200,000,000 shares of Excess stock.

Common Stock

The Company raised $33,665,885 (including dividend reinvestments of $6,263,881) from the issuance of 3,344,481 shares of Common Stock under its Dividend Reinvestment and Stock Purchase Plan (DRIP) during the nine months ended June 30, 2015. During the nine months ended June 30, 2015, the Company paid $26,316,628 in total cash dividends, or $0.45 per share to common shareholders, of which $6,263,881 was reinvested in the DRIP. On July 1, 2015, the Company declared a dividend of $0.15 per share to be paid September 15, 2015 to common shareholders of record as of the close of business on August 17, 2015.

As of June 30, 2015, the Company does not own any of its own shares of Common Stock.

7.625% Series A Cumulative Redeemable Preferred Stock

During the nine months ended June 30, 2015, the Company paid $3,059,178 in Preferred Dividends, or $1.4298 per share on its outstanding Series A preferred shares. Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $1.90625 per share. On July 1, 2015, the Company declared a dividend of $0.4766 per share to be paid September 15, 2015 to Series A preferred shareholders of record as of the close of business on August 17, 2015.

7.875% Series B Cumulative Redeemable Preferred Stock

During the nine months ended June 30, 2015, the Company paid $3,396,096 in Preferred Dividends, or $1.4766 per share on its outstanding Series B preferred shares. Dividends on the Series B preferred shares are cumulative and payable quarterly at an annual rate of $1.96875 per share. On July 1, 2015, the Company declared a dividend of $0.4922 per share to be paid September 15, 2015 to Series B preferred shareholders of record as of the close of business on August 17, 2015.

NOTE 7 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. The Company’s financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at June 30, 2015 and September 30, 2014:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2015:
Equity Securities – Preferred Stock	$21,882,984	$21,882,984	$-0-	$-0-
Equity Securities – Common Stock	26,964,507	26,964,507	-0-	-0-
Debt Securities	7,109	7,109	-0-	-0-
Total Securities Available for Sale at Fair Value	$48,854,600	$48,854,600	$-0-	$-0-

As of September 30, 2014:
Equity Securities – Preferred Stock	$31,490,317	$31,490,317	$-0-	$-0-
Equity Securities – Common Stock	27,812,582	27,812,582	-0-	-0-
Debt Securities	8,504	8,504	-0-	-0-
Total Securities Available for Sale at Fair Value	$59,311,403	$59,311,403	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At June 30, 2015, the fixed rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $373,692,077 and the carrying value amounted to $365,066,254. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements fall within level 3 of the fair value hierarchy.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended June 30, 2015 and 2014 was $13,429,472 and $12,243,164, respectively.

During the nine months ended June 30, 2015 and 2014, the Company had dividend reinvestments of $6,263,881 and $5,545,995, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

The Company has entered into separate agreements to purchase eleven new build-to-suit, industrial buildings that are currently being developed in Florida, Kansas, Kentucky, Louisiana, Michigan, New York, North Carolina, Ohio, Texas and Washington. These eleven properties will total approximately 2,743,000 square feet and are net-leased to investment grade tenants, for terms ranging from ten to fifteen years. The aggregate purchase price for the eleven properties will be approximately $290,678,000 As of June 30, 2015, the Company has made deposits totaling $3,850,000 on these acquisitions, which are included in Other Assets in the accompanying Consolidated Balance Sheets as of June 30, 2015. Nine of the eleven buildings, representing approximately 2,542,000 square feet, or 93%, will be leased to subsidiaries of FDX. Subject to satisfactory due diligence, we anticipate closing on four of the acquisitions during the remainder of fiscal 2015, closing on six of the acquisitions during fiscal 2016 and closing on one of the acquisitions during fiscal 2017. The Company may make additional acquisitions and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements or public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with six of the eleven commitments to purchase industrial properties, as discussed above, totaling approximately $185,530,000 of the $290,678,000 committed to be purchased containing approximately 1,646,000 square feet of the 2,743,000 square feet committed to be purchased, the Company has entered into commitments to obtain approximately $126,986,000 in mortgages at fixed rates ranging from 3.55% to 4.08%, with a weighted average interest rate of 3.77%. As of June 30, 2015, the Company has paid commitment and loan processing fees for five of the six mortgage commitments totaling approximately $1,890,000. A portion of the total commitment and loan processing fees totaling approximately $1,804,000 will be refunded as each acquisition closes. The closings are expected to take place during the remainder of fiscal 2015 and throughout fiscal 2016.

The Company currently has two expansion projects in progress, consisting of one building expansion, adding additional rental space of 48,116 square feet, and one parking lot expansion. The properties are leased to FedEx Ground Package System, Inc. and are located in Texas and Florida. Expansion costs are expected to be approximately $4,402,000. As of June 30, 2015, the Company has incurred expansion costs of approximately $3,096,000 and the total remaining expansion costs are expected to be incurred during fiscal 2015 and the first quarter of fiscal 2016. Upon completion of the expansions, annual rent for the properties will be increased by approximately $447,000. These expansions will result in a new ten year lease extension from the date of completion.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On July 5, 2015, the Compensation Committee of the Board of Directors awarded 47,000 shares of restricted common stock to participants under the amended and restated 2007 Plan. The grant date fair value of the restricted stock grants awarded to such participants was approximately $468,000.

On July 14, 2015, the Company entered into a sale agreement to sell its 160,000 square foot building situated on 15.84 acres located in Monroe, NC to its current tenant, Charlotte Pipe and Foundry Company (Charlotte Pipe) for $9,000,000. Charlotte Pipe is currently leasing the space at this location through July 2017. The sale is expected to close within 60 days from the date the sale agreement was entered into. As of June 30, 2015, the U.S. GAAP net book value was approximately $3,800,000. Once the sale is completed, the Company expects to recognize a realized gain, net of closing costs, of approximately $5,000,000. The Company has an amortizing mortgage securing the property of approximately $624,000, which is set to mature December 1, 2016. The mortgage has an interest rate of 7.11% and will be repaid at closing, at which time the Company expects to incur a prepayment penalty of approximately $25,000.

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

The Company operates as a Real Estate Investment Trust (REIT). The Company seeks to invest in well-located, modern industrial buildings leased primarily to investment grade tenants on long-term net leases. During the nine months ended June 30, 2015, the Company purchased eight net-leased industrial properties, located in Lindale (Tyler), TX; Sauget (St. Louis, MO), IL; Rockford, IL; Kansas City, MO; Frankfort, KY; Jacksonville, FL: Monroe (Cincinnati), OH and Greenwood (Indianapolis), IN totaling approximately 2,360,000 square feet, for approximately $149,885,000. As of June 30, 2015, the Company owned ninety properties with total square footage of approximately 13,624,000. These properties are located in twenty-eight states. As of the quarter ended June 30, 2015, the Company’s weighted average lease expiration term was approximately 7.1 years, its occupancy rate was 97.6% and its annualized average base rent per occupied square foot was $5.38. As of June 30, 2015, the weighted average age based on the square footage of the Company’s buildings was 10.3 years. In addition, total gross real estate investments were $903,331,504 as of June 30, 2015.

The Company’s revenue primarily consists of Rental and Reimbursement Revenue from the ownership of industrial rental property. Net Operating Income (NOI) from property operations is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI increased $4,082,874, or 32%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and increased $8,148,321, or 21%, for the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014. The increase was due to the additional income related to one industrial property purchased during the last quarter of fiscal 2014 and eight industrial properties purchased during the nine months ended June 30, 2015.

The Company’s NOI for the three and nine months ended June 30, 2015 and 2014 is calculated as follows:

	Three Months Ended		Nine Months Ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014

Rental Revenue	$17,256,131	$13,383,738	$48,891,870	$41,039,489
Reimbursement Revenue	3,416,151	2,356,132	8,316,538	6,706,841
Total Rental and Reimbursement Revenue	20,672,282	15,739,870	57,208,408	47,746,330
Real Estate Taxes	(2,629,105)	(1,997,324)	(6,569,299)	(5,626,181)
Operating Expense	(1,083,276)	(865,519)	(3,085,138)	(2,714,499)
NOI	$16,959,901	$12,877,027	$47,553,971	$39,405,650

The Company’s revenue for the nine months ended June 30, 2015 also includes Lease Termination Income of $238,625, which represents a payment from the Company’s former tenant, Norton McNaughton of Squire, Inc. (Norton). The lease termination payment is a result of Norton terminating its lease obligations effective January 31, 2015, which was before the end of the contractual term of their lease, which was set to expire on April 29, 2015. Prior to the lease termination, Norton was leasing the Company’s 302,400 square foot building located in its Hanahan, SC location through April 29, 2015 at an annualized rent of approximately $1,389,000, or $4.54 per square foot. Prior to the lease termination, Norton sub-leased the Company’s space to Science Applications International Corporation (SAIC). In conjunction with the lease termination, the Company simultaneously entered into a lease agreement for four years and three months with SAIC from February 1, 2015 through April 30, 2019 at an initial annualized rent of approximately $1,406,000, or $4.65 per square foot, with 2% increases each year.

Of the Company’s ninety properties, only three leases contain an early termination provision, which are as follows: the Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS, the Company’s lease with its tenant at its 83,000 square foot location in Roanoke, VA and the Company’s lease with its tenant at its 102,135 square foot location in O’Fallon (St. Louis), MO.

The termination option at the Ridgeland (Jackson), MS location may be exercised at any time on the condition that the Company is provided with six months of notice. Annual rent on both the U.S. GAAP straight-line rent basis and on the cash basis for this location is $109,275, or $4.15 per square foot and the lease expires in July 2019. The Company has not received notice nor does the Company anticipate that this tenant will exercise its early termination option.

The termination option at the Roanoke, VA location may be exercised after August 2021, on the condition that the Company is provided with six months of notice and the tenant pays the Company a $500,000 termination fee. The U.S. GAAP straight-line rent per annum for this location is $468,364, or $5.64 per square foot and the lease expires in January 2025.

The termination option at the O’Fallon (St. Louis), MO location may be exercised after January 1, 2016 but before December 31, 2016, on the condition that the Company is provided with six months of notice and the tenant pays the Company a $213,462 termination fee. Additionally, the tenant has an early termination option which may be exercised after January 1, 2017, on the condition that the Company is provided with six months of notice and the tenant pays the Company a $106,731 termination fee. Annual rent on both the U.S. GAAP straight-line rent basis and on the cash basis for this location is $426,924, or $4.18 per square foot and the lease expires in June 2018.

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

On November 25, 2014, the Company purchased a newly constructed 158,417 square foot industrial building located in Kansas City, MO. The building is 100% net-leased to Bunzl Distribution Midcentral, Inc. through September 2021. The purchase price was $9,635,770. The Company obtained a 7 year mortgage of $7,226,828, amortizing over 25 years at a fixed interest rate of 5.18%. Annual rental revenue over the remaining term of the lease is approximately $736,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $35,770 to an Intangible Asset associated with the lease in-place.

On December 12, 2014, the Company purchased a newly constructed 599,840 square foot industrial building located in Frankfort, KY. The building is 100% net-leased to Jim Beam Brands Company through January 2025. The purchase price was $28,000,000. The Company obtained a 10 year mortgage of $19,600,000 at a fixed interest rate of 4.84% with an amortization schedule as follows: amortizing over 18 years during the first 30 months, amortizing over 14 years during the next 30 months, amortizing over 11 years during the next 30 months and amortizing over 8 years during the final 30 months. Annual rental revenue over the remaining term of the lease is approximately $1,989,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

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

On March 13, 2015, the Company purchased a newly constructed 232,200 square foot industrial building located in Monroe, OH, which is in the Cincinnati MSA. The building is 100% net-leased to UGN, Inc. through February 2030. The purchase price was $13,416,000. The Company obtained a 15 year self-amortizing mortgage of $8,700,000 at a fixed interest rate of 3.77%. Annual rental revenue over the remaining term of the lease is approximately $1,045,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $479,000 to an Intangible Asset associated with the lease in-place.

On May 7, 2015, the Company purchased a newly constructed 671,354 square foot industrial building located in Greenwood, IN, which is in the Indianapolis MSA. The building is 100% net-leased to ULTA, Inc. through July 2025. The purchase price was $37,484,574. The Company obtained a 15 year self-amortizing mortgage of $24,286,230 at a fixed interest rate of 3.91%. Annual rental revenue over the remaining term of the lease is approximately $2,643,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation (FDX), B/E Aerospace, Inc., ULTA Inc.’s ultimate parent and Ulta Salon, Cosmetics & Fragrance, Inc. are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. Jim Beam Brands Company’s ultimate parent, Suntory Beverage & Food Limited is a publicly-owned company and financial information related to this entity is available at the Tokyo Stock Exchange’s website, www.jpx.co.jp/english and Bunzl Distribution Midcentral, Inc.’s ultimate parent, Bunzl plc is a publicly-owned company and financial information related to this entity is available at the U.K. government’s website, https://www.gov.uk/government/organisations/companies-house. The references in this quarterly report to the SEC’s website, the Tokyo Stock Exchange’s website and the U.K. government’s website are not intended to and do not include or incorporate by reference into this quarterly report the information on those websites.

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

During June 2015, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in El Paso, TX was completed for a cost of approximately $2,472,000 resulting in an increase in annual rent effective July 1, 2015 from $1,045,610, or $7.25 per square foot to $1,345,289, or $9.33 per square foot.

During June 2015, a 38,428 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Oklahoma City, OK was substantially completed for a cost of approximately $3,332,000, resulting in a new 10 year lease which extended the current lease expiration date from March 31, 2022 to July 31, 2025. In addition, the expansion resulted in an increase in annual rent effective August 1, 2015 from $712,532, or $5.94 per square foot, to $1,045,751, or $6.60 per square foot.

Commitments

The Company has entered into separate agreements to purchase eleven new build-to-suit, industrial buildings that are currently being developed in Florida, Kansas, Kentucky, Louisiana, Michigan, New York, North Carolina, Ohio, Texas and Washington. These eleven properties will total approximately 2,743,000 square feet and are net-leased to investment grade tenants, for terms ranging from ten to fifteen years. The aggregate purchase price for the eleven properties will be approximately $290,678,000 As of June 30, 2015, the Company has made deposits totaling $3,850,000 on these acquisitions, which are included in Other Assets in the accompanying Consolidated Balance Sheets as of June 30, 2015. Nine of the eleven buildings, representing approximately 2,542,000 square feet, or 93%, will be leased to subsidiaries of FDX. Subject to satisfactory due diligence, we anticipate closing on four of the acquisitions during the remainder of fiscal 2015, closing on six of the acquisitions during fiscal 2016 and closing on one of the acquisitions during fiscal 2017. The Company may make additional acquisitions and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements or public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with six of the eleven commitments to purchase industrial properties, as discussed above, totaling approximately $185,530,000 of the $290,678,000 committed to be purchased containing approximately 1,646,000 square feet of the 2,743,000 square feet committed to be purchased, the Company has entered into commitments to obtain approximately $126,986,000 in mortgages at fixed rates ranging from 3.55% to 4.08%, with a weighted average interest rate of 3.77%. As of June 30, 2015, the Company has paid commitment and loan processing fees for five of the six mortgage commitments totaling approximately $1,890,000. A portion of the total commitment and loan processing fees totaling approximately $1,804,000 will be refunded as each acquisition closes. The closings are expected to take place during the remainder of fiscal 2015 and throughout fiscal 2016.

The Company currently has two expansion projects in progress, consisting of one building expansion, adding additional rental space of 48,116 square feet, and one parking lot expansion. The properties are leased to FedEx Ground Package System, Inc. and are located in Texas and Florida. Expansion costs are expected to be approximately $4,402,000. As of June 30, 2015, the Company has incurred expansion costs of approximately $3,096,000 and the total remaining expansion costs are expected to be incurred during fiscal 2015 and the first quarter of fiscal 2016. Upon completion of the expansions, annual rent for the properties will be increased by approximately $447,000. These expansions will result in a new ten year lease extension from the date of completion.

On July 14, 2015, the Company entered into a sale agreement to sell its 160,000 square foot building situated on 15.84 acres located in Monroe, NC to its current tenant, Charlotte Pipe and Foundry Company (Charlotte Pipe) for $9,000,000. Charlotte Pipe is currently leasing the space at this location through July 2017. The sale is expected to close within 60 days from the date the sale agreement was entered into. As of June 30, 2015, the U.S. GAAP net book value was approximately $3,800,000. Once the sale is completed, the Company expects to recognize a realized gain, net of closing costs, of approximately $5,000,000. The Company has an amortizing mortgage securing the property of approximately $624,000, which is set to mature December 1, 2016. The mortgage has an interest rate of 7.11% and will be repaid at closing, at which time the Company expects to incur a prepayment penalty of approximately $25,000.

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

Changes in Results of Operations

As of June 30, 2015, the Company owned ninety properties with total square footage of approximately 13,624,000 as compared to eighty-one properties with total square footage of approximately 10,764,000, as of June 30, 2014, representing an increase of 27%. As of June 30, 2015, the Company’s weighted average lease expiration term was approximately 7.1 years as compared to 6.8 years as of June 30, 2014. The Company’s occupancy rate was 97.6% as of June 30, 2015 as compared to 94.3% as of June 30, 2014.

Approximately 6% of the Company’s gross leasable area, consisting of six leases totaling 778,702 square feet, were set to expire during fiscal 2015. The Company has renewed all six leases, or 100% of the gross leasable area that was set to expire during fiscal 2015. The Company has incurred or expects to incur tenant improvement costs of approximately $578,200 and leasing costs of approximately $438,300 in connection with these six lease renewals. The table below summarizes the lease terms of the six leases which were renewed and includes both the tenant improvement costs and the leasing costs which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight-Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight-Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Orangeburg, NY	Kellogg Sales Co.	50,400	$7.00	$7.00	2/28/15	$6.50	$6.50	2/28/18	3.0	$0.23	$0.26
Hanahan, SC	SAIC (2)	302,400	4.25	4.54	4/29/15	4.79	4.65	4/30/19	4.3	0.15	0.28
Montgomery, IL	Home Depot	171,200	5.11	5.27	6/30/15	5.70	5.48	6/30/20	5.0	-0-	-0-
O’Fallon, MO	Pittsburgh Glass Works	102,135	4.18	4.18	6/30/15	4.18	4.18	6/30/18	3.0	0.99	-0-
Kansas City, MO	Kellogg Sales Co.	65,067	5.38	5.38	7/31/15	5.00	5.00	7/31/18	3.0	0.22	0.20
Ft. Myers, FL	FedEx Ground	87,500	4.76	4.76	10/31/14	4.95	4.95	10/31/16	2.0	-0-	-0-
	Total	778,702
Weighted Average			$4.76	$4.91		$5.06	$4.95		3.8	$0.19	$0.15

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

(2)	In December 2014, the Company entered into a lease termination agreement with its tenant, Norton McNaughton of Squire, Inc. (Norton), whereby the Company received a lease termination fee of $238,625, terminating the lease effective January 31, 2015. Prior to the lease termination, Norton was leasing the Company’s 302,400 square foot building located in its Hanahan, SC location through April 29, 2015 at an annualized rent of approximately $1,389,000, or $4.54 per square foot. Prior to the lease termination, Norton sub-leased the Company’s space to Science Applications International Corporation (SAIC). In conjunction with the lease termination, the Company simultaneously entered into a lease agreement for four years and three months with SAIC from February 1, 2015 through April 30, 2019 at an initial annualized rent of approximately $1,406,000, or $4.65 per square foot, with 2% increases each year.

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

Rental Revenue increased $3,872,393, or 29%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.  Rental Revenue increased $7,852,381, or 19%, for the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014.  The increase was primarily due to the acquisition of one property purchased during the second half of fiscal 2014 and the eight properties purchased during the first nine months of fiscal 2015.

Reimbursement Revenue increased $1,060,019, or 45%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Reimbursement Revenue increased $1,609,697, or 24%, for the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014. Real Estate Tax Expense increased $631,781, or 32%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Real Estate Tax Expense increased $943,118, or 17%, for the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014. The increase in Reimbursement Revenue and Real Estate Taxes for the three and nine months ended June 30, 2015 was primarily due to our newly acquired properties. Our single-tenant properties are subject to net-leases which require the tenants to absorb the cost of Real Estate Taxes as well as insurance and the majority of repairs and maintenance. As such, the Company is reimbursed by the tenants for these Real Estate Taxes.

Lease Termination Income amounted to $-0- and $1,182,890 for the three months ended June 30, 2015 and 2014, respectively. Lease Termination Income amounts to $238,625 and $1,182,890 for the nine months ended June 30, 2015 and 2014, respectively. The income for the nine months ended June 30, 2015 represents the payment from a former tenant at our Hanahan, SC property terminating its lease obligations before the end of the contractual term of the lease by agreement with the Company in accordance with the terms of the Lease. In conjunction with the lease termination, the Company simultaneously entered into a lease agreement from February 2015 through April 30, 2019 with the former tenant’s sub-tenant. The income for the three and nine months ended June 30, 2014 represents the payment from a former tenant at our Roanoke, VA property. In conjunction with this lease termination, the Company entered into lease agreement with another tenant for 10.5 years at this location.

Operating Expenses increased $217,757, or 25%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Operating Expenses increased $370,639, or 14%, for the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014. The increase in the three and nine months ended June 30, 2015 was primarily due to the newly acquired properties, the increase in repair and maintenance costs of approximately $220,000 and an annual increase in property insurance of approximately $140,000.

General and Administrative Expense increased $101,211, or 7%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. General and Administrative Expense increased $460,802, or 12%, for the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014. The increase in General and Administrative Expense for the three and nine months ended June 30, 2015 was primarily due to an increase in salary and employee benefit expenses resulting from a combination of an increase in the number of employees and an increase in employees’ wage rates.

Acquisition Costs amounted to $440,705 and $0 for the three months ended June 30, 2015 and June 30, 2014, respectively. Acquisition Costs increased $840,525, or 182%, for the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014.  The increase in the three months ended June 30, 2015 was due to the acquisition of one property in the third quarter of fiscal 2015 compared to no acquisitions in the third quarter of fiscal 2014. The increase in the nine months ended June 30, 2015 was primarily due to the acquisition of eight properties purchased during the first nine months of fiscal 2015 compared to five acquisitions in the first nine months of fiscal 2014.

The Company recognized a Gain on Sale of Securities Transactions of $-0- and $907,171 for the three months ended June 30, 2015 and 2014, respectively. The Company recognized a Gain on Sale of Securities Transactions of $377,087 and $1,483,245 for the nine months ended June 30, 2015 and 2014, respectively.

Interest Expense increased $635,577, or 15% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Interest Expense increased $1,198,562, or 10%, for the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014. This increase is primarily due to an increase in the average balance of mortgages and loans payable due to the newly acquired properties in 2014 and 2015 which was offset by a decrease in the weighted average interest rate. The weighted average interest rate of total debt has decreased from 5.1% at June 30, 2014 to 4.6% at June 30, 2015.

Changes in Financial Condition

The Company generated Net Cash from Operating Activities of $28,281,987 and $28,866,188 for the nine months ended June 30, 2015 and 2014, respectively.

Net Real Estate Investments increased $145,034,831 from September 30, 2014 to June 30, 2015. This increase was due mainly to the purchase of eight industrial properties located in Lindale (Tyler), TX; Sauget (St. Louis, MO), IL; Rockford, IL; Kansas City, MO; Frankfort, KY; Jacksonville, FL; Monroe (Cincinnati), OH and Greenwood (Indianapolis), IN totaling $149,884,653 of which $148,897,528 was allocated to Net Real Estate Investments. In addition, the increase was partially due to costs incurred in connection with expansions of our existing properties of approximately $8,607,000. The increase was partially offset by Depreciation Expense for the nine month period of $14,369,261.

Securities Available for Sale decreased $10,456,803 from September 30, 2014 to June 30, 2015. The decrease was due to the sale of securities with a cost basis of $9,207,636 and a net increase in Unrealized Holding Losses of $2,651,465, offset with the purchase of securities totaling $1,402,298.

Mortgage Notes Payable increased $77,270,248 from September 30, 2014 to June 30, 2015. The increase was due mainly to the origination of seven mortgages totaling approximately $97,473,000 obtained in connection with the acquisitions of seven of the eight industrial properties purchased in the first three quarters of fiscal 2015. The weighted average interest rate on these seven mortgages is 4.28%. Details on the increase in Mortgage Notes Payable are as follows:

Property	Mortgage amount	Maturity Date	Interest Rate
Lindale (Tyler), TX	$7,000,000	11/1/29	4.57%
Sauget (St. Louis, MO), IL	10,660,000	11/1/29	4.40%
Kansas City, MO	7,226,828	12/1/21	5.18%
Frankfort, KY	19,600,000	12/15/24	4.84%
Jacksonville, FL	20,000,000	12/1/29	3.93%
Monroe (Cincinnati), OH	8,700,000	4/1/30	3.77%
Greenwood (Indianapolis), IN	24,286,230	6/1/30	3.91%

The increase in Mortgage Notes Payable was partially offset by scheduled payments of principal of approximately $17,991,000 and a $2,211,518 full pre-payment of a mortgage on December 31, 2014 that was originally set to mature March 1, 2015. This mortgage was secured by the Company’s 68,385 square foot facility located in Tampa, FL.

The Company is scheduled to repay a total of approximately $35,020,000 in mortgage principal payments over the next twelve months. The Company intends to make these principal payments from the funds raised from Cash from Operations, the DRIP and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $28,281,987 and $28,866,188 for the nine months ended June 30, 2015 and 2014, respectively. Dividends paid on common stock for the nine months ended June 30, 2015 and 2014 were $26,316,628 and $21,028,154, respectively (of which $6,263,881 and $5,545,995, respectively, was reinvested). The Company pays dividends from cash generated from operations.

As of June 30, 2015, the Company owned Securities Available for Sale of $48,854,600 of which $10,120,000 is pledged as collateral for two term loans totaling $5,101,892. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. In instances when the Company can achieve an adequate yield spread, the Company may invest in marketable REIT securities on margin. As of June 30, 2015 there were no draws against the margin. The marketable REIT securities portfolio provides the Company with liquidity as well as dividend income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of June 30, 2015, the Company had a net Unrealized Holding Losses on its portfolio of $2,530,109. The dividends received from the Company’s investments, which yielded 7% for the nine months ended June 30, 2015, continue to meet our expectations.

As of June 30, 2015, the Company owned ninety properties, of which sixty-four carried mortgage loans with outstanding principal balances totaling $365,066,254. The twenty-six unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s unsecured line of credit facility limit the amount of unencumbered properties which can be mortgaged. As of June 30, 2015, the Company has fully drawn down on its $60,000,000 unsecured line of credit facility. The unsecured line has an additional $20,000,000 accordion feature which brings the total potential availability up to $80,000,000. The unsecured line of credit facility matures June 30, 2016, with a one year extension at the Company’s option.

The Company’s total net debt to total market capitalization was 37% and the Company’s total net debt plus preferred equity to total market capitalization was 47% as of June 30, 2015.

During the nine months ended June 30, 2015, the Company paid $3,059,178 in Preferred Dividends on its outstanding Series A preferred shares. On July 1, 2015, the Company declared a dividend of $0.4766 per share on the Company’s Series A preferred shares payable September 15, 2015 to Series A preferred shareholders of record as of the close of business on August 17, 2015.

During the nine months ended June 30, 2015, the Company paid $3,396,096 in Preferred Dividends on its outstanding Series B preferred shares. On July 1, 2015, the Company declared a dividend of $0.4922 per share on the Company’s Series B preferred shares payable September 15, 2015 to Series B preferred shareholders of record as of the close of business on August 17, 2015.

The Company raised $33,665,885 (including dividend reinvestments of $6,263,881) from the issuance of 3,344,481 shares of Common Stock under the DRIP during the nine months ended June 30, 2015. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 88,452 common shares for a total cost of $872,569, or a weighted average cost of $9.86 per share. During the nine months ended June 30, 2015, the Company paid $26,316,628 in total cash dividends, or $0.45 per share to common shareholders, of which $6,263,881 was reinvested in the DRIP. On July 1, 2015, the Company declared a dividend of $0.15 per common share to be paid on September 15, 2015 to common shareholders of record as of the close of business on August 17, 2015.

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

The Company has a concentration of FDX and FDX subsidiary-leased properties consisting of forty-six separate stand-alone leases covering approximately 5,611,000 square feet as of June 30, 2015 and forty-two separate stand-alone leases covering approximately 4,500,000 square feet as of June 30, 2014. The percentage of FDX leased square footage to the total of the Company’s rental space was 41% (7% to FDX and 34% to FDX subsidiaries) as of June 30, 2015 and 42% (9% to FDX and 33% to FDX subsidiaries) as of June 30, 2014. The only tenants that leased 5% or more of the Company’s total square footage as of June 30, 2015 were FDX and its subsidiaries and ULTA, Inc., which leased approximately 671,000 square feet comprised of 5% of the Company’s total rental space. The only tenants that leased 5% or more of the Company’s total square footage as of June 30, 2014 were FDX and its subsidiaries, Milwaukee Electric Tool Corporation, which leased approximately 615,000 square feet, comprising of 6% of the Company’s rental space and Ralcorp Holdings, Inc., which leased approximately 558,000 square feet, comprised of 5% of the Company’s rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 56% (9% to FDX and 47% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2015 and was 54% (10% to FDX and 44% to FDX subsidiaries) for fiscal 2014. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the three and nine months ended June 30, 2015 and 2014.

The Company has entered into separate agreements to purchase eleven new build-to-suit, industrial buildings that are currently being developed in Florida, Kansas, Kentucky, Louisiana, Michigan, New York, North Carolina, Ohio, Texas and Washington. These eleven properties will total approximately 2,743,000 square feet and are net-leased to investment grade tenants, for terms ranging from ten to fifteen years. The aggregate purchase price for the eleven properties will be approximately $290,678,000 As of June 30, 2015, the Company has made deposits totaling $3,850,000 on these acquisitions, which are included in Other Assets in the accompanying Consolidated Balance Sheets as of June 30, 2015. Nine of the eleven buildings, representing approximately 2,542,000 square feet, or 93%, will be leased to subsidiaries of FDX. Subject to satisfactory due diligence, we anticipate closing on four of the acquisitions during the remainder of fiscal 2015, closing on six of the acquisitions during fiscal 2016 and closing on one of the acquisitions during fiscal 2017. The Company may make additional acquisitions and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements or public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In connection with six of the eleven commitments to purchase industrial properties, as discussed above, totaling approximately $185,530,000 of the $290,678,000 committed to be purchased containing approximately 1,646,000 square feet of the 2,743,000 square feet committed to be purchased, the Company has entered into commitments to obtain approximately $126,986,000 in mortgages at fixed rates ranging from 3.55% to 4.08%, with a weighted average interest rate of 3.77%. As of June 30, 2015, the Company has paid commitment and loan processing fees for five of the six mortgage commitments totaling approximately $1,890,000. A portion of the total commitment and loan processing fees totaling approximately $1,804,000 will be refunded as each acquisition closes. The closings are expected to take place during the remainder of fiscal 2015 and throughout fiscal 2016.

The Company currently has two expansion projects in progress, consisting of one building expansion, adding additional rental space of 48,116 square feet, and one parking lot expansion. The properties are leased to FedEx Ground Package System, Inc. and are located in Texas and Florida. Expansion costs are expected to be approximately $4,402,000. As of June 30, 2015, the Company has incurred expansion costs of approximately $3,096,000 and the total remaining expansion costs are expected to be incurred during fiscal 2015 and the first quarter of fiscal 2016. Upon completion of the expansions, annual rent for the properties will be increased by approximately $447,000. These expansions will result in a new ten year lease extension from the date of completion.

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

Funds From Operations and Core Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO, excluding acquisition costs. We define Adjusted Funds from Operations (AFFO) as Core FFO, excluding stock compensation expense, depreciation of corporate office tenant improvements, amortization of financing costs, lease termination income, net gain or loss on sale of securities transactions, U.S. GAAP straight-line rent adjustments and less recurring capital expenditures. We define recurring capital expenditures as all capital expenditures, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REIT’s, FFO, Core FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO, Core FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. The items excluded from FFO, Core FFO and AFFO are significant components in understanding the Company’s financial performance.

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

The following is a reconciliation of the Company’s U.S. GAAP Net Income to the Company’s FFO, Core FFO and AFFO for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Net Income Attributable to Common Shareholders	$3,024,100	$3,441,790	$8,962,916	$8,185,714
Plus: Depreciation Expense	5,061,146	3,991,113	14,297,851	11,779,471
Plus: Amortization of Intangible Assets	330,023	338,396	1,040,631	1,009,540
Plus: Amortization of Capitalized Lease Costs (1)	187,937	123,592	491,411	368,433
FFO Attributable to Common Shareholders	8,603,206	7,894,891	24,792,809	21,343,158
Plus: Acquisition Costs	440,705	-0-	1,303,389	462,864
Core FFO Attributable to Common Shareholders	$9,043,911	$7,894,891	$26,096,198	$21,806,022
Plus: Stock Compensation Expense	96,673	85,137	283,578	256,770
Plus: Depreciation of Corporate Office Tenant Improvements	37,899	-0-	71,409	-0-
Plus: Amortization of Financing Costs	212,419	197,617	608,251	535,297
Less: Lease Termination Income	-0-	(1,182,890)	(238,625)	(1,182,890)
Less: Gain on Sale of Securities Transactions, net	-0-	(907,171)	(377,087)	(1,483,245)
Less: U.S. GAAP Straight-line Rent Adjustment	(300,506)	65,364	(1,164,131)	(309,332)
Less: Recurring Capital Expenditures	(206,071)	(218,595)	(461,868)	(510,965)
AFFO Attributable to Common Shareholders	$8,884,325	$5,934,353	$24,817,725	$19,111,657

(1)	In previous filings, the Company has presented its calculation of FFO and Core FFO without excluding the effects of the amortization of Capitalized Lease Costs. FFO and Core FFO for the three and nine months ended June 30, 2015 and 2014 has been presented above reflecting the effects of excluding the amortization of Capitalized Lease Costs.

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the nine months ended June 30, 2015 and 2014:

	Nine Months Ended
	6/30/2015	6/30/2014

Operating Activities	$28,281,987	$28,866,188
Investing Activities	(151,749,792)	(101,146,263)
Financing Activities	117,044,923	102,590,760

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
31

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to June 30, 2015 (the date of this Quarterly Report on Form 10-Q).

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

Changes In Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 5.

Other Information.

(a)     Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None

(b)     Material Changes to the Procedures by which Security Holders may Recommend Nominees to Board of Directors – None

Item 6.	Exhibits
4.1	Specimen certificate representing the Common Stock of Monmouth Real Estate Investment Corporation.
31.1	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002, (Filed herewith).
31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002, (Filed herewith).
33

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

MONMOUTH REAL ESTATE

INVESTMENT CORPORATION

Date:	August 4, 2015	By: /s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	August 4, 2015	By: /s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

