Form 10-K
period 2015-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2015-12-09
CIK 67625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer Accelerated filer X

Non-accelerated filer Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes X No
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at March 31, 2015 was approximately $621,571,000 (based on the $11.11 closing price per share of common stock on March 31, 2015).

There were 63,084,752 shares of Common Stock outstanding as of December 1, 2015.

Documents Incorporated by Reference: None.

1

PART I

ITEM 1 – BUSINESS

General Development of the Business

In this 10-K, “we”, “us”, “our”, “MREIC” or “the Company”, refers to Monmouth Real Estate Investment Corporation, together with its predecessors and subsidiaries, unless the context requires otherwise.

The Company is a corporation operating as a qualified real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the Code). The Company has been a REIT since 1969 and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.

The Company was established in 1968 as a New Jersey Business Trust (NJBT). In 1990, the NJBT merged into a newly formed Delaware corporation. On May 15, 2003, the Company changed its state of incorporation from Delaware to Maryland by merging with and into a Maryland corporation (the Reincorporation).

Narrative Description of Business

The Company’s primary business is the ownership of real estate. Its investment focus is to own well-located, modern industrial buildings, leased primarily to investment-grade tenants on long-term net-leases. In addition, the Company owns a portfolio of REIT investment securities which the Company generally limits to no more than approximately 10% of its undepreciated assets.

At September 30, 2015, the Company held investments in ninety-one properties totaling approximately 13,919,000 square feet with an occupancy rate of 97.7% (See Item 2 for a detailed description of the properties). These properties are located in twenty-eight states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. All of these properties are wholly-owned with the exception of the two properties in New Jersey in which the Company owns a majority interest. All properties in which the Company has investments are leased on a net basis except an industrial park in Monaca, Pennsylvania and the shopping center located in Somerset, New Jersey.

During fiscal 2015, the Company purchased ten industrial properties totaling approximately 2,729,000 square feet with net-leased terms ranging from seven to fifteen years resulting in a weighted average lease maturity of 11.9 years. Approximately 964,000 square feet, or 35%, is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation (FDX). The purchase price for the ten properties was approximately $191,985,000 and they are located in Florida, Illinois, Indiana, Kentucky, Missouri, Ohio and Texas. These ten properties generate annualized rental income over the life of their leases of approximately $13,368,000. The funds for these ten acquisitions were provided by eight property level mortgage loans totaling approximately $122,173,000, draws on an unsecured line of credit and cash on hand. The eight mortgages have a weighted average fixed rate of 4.14% with a weighted average maturity of 13.7 years.

On September 18, 2015, the Company sold its 160,000 square foot industrial building located in Monroe, NC for $9,000,000, with net sale proceeds to the Company of approximately $8,847,000. The property was sold to Charlotte Pipe and Foundry Company, the tenant that was leasing the property from the Company through July 31, 2017 at an annual rental rate of approximately $571,000. The Company purchased this property in 2001 and it had a historic cost basis of approximately $5,557,000 and a net book value (net of accumulated depreciation) of approximately $3,825,000. Under Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”), the sale resulted in a realized gain of approximately $5,021,000, representing a 131% gain over the depreciated U.S. GAAP basis and a realized gain on a historic cost of approximately $3,290,000, representing a 59% gain over the Company’s historic cost basis.

In the first quarter of fiscal 2016 to date, the Company purchased two industrial properties totaling approximately 506,000 square feet with net-leased terms of ten years each. Both properties are leased to FedEx Ground Package System, Inc. The purchase price for the two properties was approximately $50,386,000 and they are located in Louisiana and North Carolina. These two properties generate annualized rental income over the life of their respective leases of approximately $3,336,000. In addition, these two industrial properties purchased during fiscal 2016 to date, increased our current total leasable square feet to approximately 14,425,000 and our occupancy rate to 97.8%. The funds for these acquisitions were provided by two property level mortgage loans totaling $33,670,000, draws on an unsecured line of credit and cash on hand. The two mortgages are at fixed rates ranging from 3.87% to 4.08% and have a weighted average interest rate of 3.95%. Each of these mortgages is a fifteen year, self-amortizing loan.

In addition to the two properties purchased during the first quarter of fiscal 2016 to date, we have entered into agreements to purchase seven new build-to-suit, industrial buildings that are currently being developed in Florida, Kansas, Kentucky, Michigan, New York and Washington totaling approximately 1,869,000 square feet with net-leased terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 14.1 years. Approximately 1,732,000 square feet, or 93%, is leased to FedEx Ground Package System, Inc. The purchase price for the seven properties is approximately $198,804,000. Subject to satisfactory due diligence, we anticipate closing these seven transactions during fiscal 2016 and fiscal 2017. In connection with four of the seven properties, the Company has entered into commitments to obtain four mortgages totaling approximately $92,116,000 at fixed rates ranging from 3.55% to 3.95%, with a weighted average interest rate of 3.81%. Each of these mortgages is a fifteen year, self-amortizing loan. The Company may make additional acquisitions in fiscal 2016 and fiscal 2017 and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

Currently, the Company derives its income primarily from real estate rental operations. Rental and Reimbursement Revenue (excluding Lease Termination Income in fiscal 2015, 2014 and 2013 of $238,625, $1,182,890 and $690,730, respectively) was $77,775,497, $64,672,341 and $54,607,086 for the years ended September 30, 2015, 2014 and 2013, respectively. Total assets were $915,991,942 and $743,756,700 as of September 30, 2015 and 2014, respectively.

As of September 30, 2015, the Company had approximately 13,919,000 square feet of property, of which approximately 6,002,000 square feet, or 43%, consisting of forty-seven separate stand-alone leases, were leased to FedEx Corporation (FDX) and its subsidiaries, (7% to FDX and 36% to FDX subsidiaries). These properties are located in twenty different states. As of September 30, 2015, the only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries and ULTA, Inc., which leased approximately 671,000 square feet, comprising approximately 5% of the Company’s rental space.

During fiscal 2015, the only tenant that accounted for 5% or more of our rental and reimbursement revenue was FDX (including its subsidiaries). Our rental and reimbursement revenue from FDX and its subsidiaries totaled approximately $41,954,000, $35,007,000 and $29,241,000, or 54% (8% from FDX and 46% from FDX subsidiaries), 54% (10% from FDX and 44% from FDX subsidiaries) and 53% (12% from FDX and 41% from FDX subsidiaries) of total rent and reimbursement revenues for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

The Company’s weighted-average lease expiration was 7.2 and 6.7 years as of September 30, 2015 and 2014, respectively, and its average annualized rent per occupied square foot as of September 30, 2015 and 2014 was $5.48 and $5.51, respectively. The Company’s occupancy rate as of September 30, 2015 and 2014 was 97.7% and 95.9%, respectively.

The Company competes with other investors in real estate for attractive investment opportunities. These investors include other equity real estate investment trusts, limited partnerships, syndications and private investors, among others. Competition in the market areas in which the Company operates is significant and affects the Company’s ability to acquire or expand properties, occupancy levels, rental rates, and operating expenses of certain properties. Management has built relationships with merchant builders which have historically provided the Company with investment opportunities that fit the Company’s investment policy. The amount of new construction of industrial properties on the national level has been increasing the past three years following several years of historically low levels of new supply. These levels of new supply, although increasing, still remain below historical norms. Demand for industrial space continues to be very strong. For further discussion of potential impact of competitive conditions on our business, see Item 1A: Risk Factors below.

The Company continues to invest in marketable securities of other REITs, which the Company generally limits to no more than approximately 10% of its undepreciated assets. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of the funds. As of September 30, 2015 and 2014, there were no draws against the margin. The REIT securities portfolio, to the extent not pledged to secure borrowings, provides the Company with additional liquidity and additional income. Such securities are subject to risks arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and market price risk relating to equity securities. From time to time, the Company may use derivative instruments to mitigate interest rate risk, however, this has not occurred during any periods presented. At September 30, 2015 and 2014, the Company had $54,541,237 and $59,311,403, respectively, of securities available for sale. The unrealized net gain (loss) on securities available for sale at September 30, 2015 and 2014 was $(5,441,603) and $121,356, respectively. For the fiscal years ended September 30, 2015, 2014 and 2013, the Company’s net realized gains from the sale of securities were $805,513, $2,166,766 and $7,133,252, respectively.

Investment and Other Policies

The Company’s investment policy is to concentrate its investments in the area of long-term net-leased industrial properties, leased primarily to investment-grade tenants. The Company’s strategy is to obtain a favorable yield spread between the income from the net-leased industrial properties and interest costs. In addition, management believes that investments in well-located industrial properties provide a potential for long-term capital appreciation. There is the risk that, upon expiration of leases, the properties will become vacant or will be re-leased at lower rents. The results obtained by the Company by re-leasing the properties will depend on the market for industrial properties at that time. The Company has renewed all six leases, or 100% of the gross leasable area that was scheduled to expire during fiscal 2015 at an increase in the weighted average lease rate of 6% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 1% on a cash basis.

The Company seeks to invest in well-located, modern buildings, leased pursuant to long-term net-leases, primarily to investment-grade tenants. In management’s opinion, the newly built facilities meet these criteria. The Company has a concentration of properties leased to FDX and FDX subsidiaries. This is a risk factor that shareholders should consider. FDX is a publicly-owned corporation and financial information related to FDX is available at the SEC’s website, www.sec.gov. The reference in this report to the SEC’s website is not intended to and does not include or incorporate by reference into this report the information on this website.

The Company currently has fourteen full-time employees and one part-time employee. One of the Company’s employees (Director of Investor Relations, promoted to Vice President of Investor Relations in June 2015) was shared with an affiliated entity, UMH Properties, Inc. (UMH) through September 30, 2015. Through September 30, 2015, the Vice President of Investor Relations’ salary was allocated 70% to the Company and 30% to UMH based on the time she worked for each entity. Effective October 1, 2015, the Vice President of Investor Relations began working solely for the Company at which point the Company no longer allocates any portion of her salary to UMH. In addition, the Company’s Chairman of the Board is also the Chairman of the Board of UMH. Effective as of October 1, 2015, other than the Company’s Chairman of the Board, the Company does not share any employees with UMH.

Allocations of salaries and benefits were made based on the amount of the employees’ time that was dedicated to each affiliated company. Some general and administrative expenses are allocated between the Company and UMH based on use or services provided. In fiscal 2015, total shared expense, including salaries and rent billed by UMH to the Company, were $158,727. On August 22, 2014, the Company entered into a seven-year lease agreement to occupy 5,680 square feet for the Company’s new corporate office space.  The lease became effective in January 2015, after which time, the Company ceased to share rent expense with UMH.

The Company may issue securities for property; however, this has not occurred to date. The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased or reacquired during fiscal 2015 and, as of September 30, 2015, the Company does not own any of its own shares.

Property Management

Currently, all ninety-one properties owned by the Company, with the exception of two properties that are located in Streetsboro, Ohio and Carlstadt, New Jersey, are self-managed by the Company.

The Company paid fees directly to local property management subagents in the amount of $306,487, $264,811 and $228,476 for fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Until October 31, 2014, the Company’s two industrial properties in Olive Branch, Mississippi, were managed by Industrial Developments International (IDI). Management fees paid to IDI for the fiscal years ended September 30, 2015, 2014 and 2013 were $8,274, $49,476 and $42,550, respectively. These management fees were reimbursed to the Company by the tenants. Effective November 1, 2014, the Company began to self-manage these properties.

The Company’s industrial property in Streetsboro, Ohio is managed by GEIS Companies (GEIS). Management fees paid to GEIS for the fiscal years ended September 30, 2015, 2014 and 2013 were $50,112, $50,138 and $50,385, respectively. These management fees were reimbursed to the Company by the tenants.

The Company’s industrial property in Carlstadt, New Jersey is owned by Palmer Terrace Realty Associates, LLC. The Company owns 51% of Palmer Terrace Realty Associates, LLC. This property is managed by Marcus Associates, an entity affiliated with the owner of the 49% non-controlling interest. Management fees paid by Palmer Terrace Realty Associates, LLC to Marcus Associates for each of the fiscal years ended September 30, 2015, 2014 and 2013 totaled $15,804 each year.

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

Contact Information

Additional information about the Company can be found on the Company’s website which is located at www.mreic.com. Information contained on or hyperlinked from our Web site is not incorporated by reference into and should not be considered part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (SEC). The Company makes available, free of charge, on or through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can also read and copy any materials the Company files with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Real Estate Industry Risks

Our business and financial results are affected by local real estate conditions in areas where we own properties. We may be affected adversely by general economic conditions and local real estate conditions. For example, an oversupply of industrial properties in a local area or a decline in the attractiveness of our properties to tenants and potential tenants could have a negative effect on us.

Other factors that may affect general economic conditions or local real estate conditions include but are not limited to:

•	population and demographic trends;
•	employment and personal income trends;
•	zoning, use and other regulatory restrictions;
7

•	income tax laws;
•	changes in interest rates and availability and costs of financing;
•	competition from other available real estate.

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

Our business is substantially dependent on FedEx Corporation. FDX, together with its subsidiaries, is our largest tenant, consisting of forty-seven separate stand-alone leases located in twenty different states as of September 30, 2015. As of September 30, 2015, the Company had approximately 13,919,000 square feet of property, of which approximately 6,002,000 square feet, or 43%, were leased to FDX and its subsidiaries, (7% from FDX and 36% from FDX subsidiaries). Rental and reimbursement revenue from FDX and its subsidiaries is approximately 54% (8% from FDX and 46% from FDX subsidiaries) of total rental and reimbursement revenue for fiscal 2015. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the fiscal 2015. As a result of this concentration, our business, financial condition and results of operations, including the amount of cash available for distribution to our stockholders, could be adversely affected if we are unable to do business with FDX or FDX reduces its business with us or FDX and its subsidiaries were to become unable to make lease payments because of a downturn in its business or otherwise.

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

We may be unable to sell properties when appropriate because real estate investments are illiquid. Real estate investments generally cannot be sold quickly and, therefore, will tend to limit our ability to vary our property portfolio promptly in response to changes in economic or other conditions. In addition, the Code may limit our ability to sell our properties. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service debt and make distributions to our shareholders.

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

We may be unable to acquire properties on advantageous terms or acquisitions may not perform as we expect. We have acquired individual properties and portfolios of properties, and intend to continue to do so. However, we may be unable to acquire any of the properties that we may identify as potential acquisition opportunities in the future. Our acquisition activities and their success are subject to the following risks:

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

Financing Risks

We face inherent risks associated with our debt incurrence. We finance a portion of our investments in properties and marketable securities through the incurrence of debt. We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. In addition, debt creates other risks, including:

•	rising interest rates on our variable rate debt;
•	inability to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;
•	One or more lenders under our $130.0 million unsecured line of credit could refuse to fund their financing commitment to us or could fail, and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all;
•	refinancing terms that are less favorable than the terms of existing debt; and
•	inability to meet required payments of principal and/or interest.

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

We face risks related to “balloon payments” and refinancings. Certain mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.” There can be no assurance that we will have the funds available to fund the balloon payment or that we will be able to refinance the debt on favorable terms or at all. To the extent we cannot either pay off or refinance this debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which could have an adverse impact on our financial performance and ability to service debt and make distributions.

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

Fluctuations in interest rates could materially affect our financial results. Because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve increases short-term interest rates, this may have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to the debt or equity capital markets.

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

Risks Related to our Status as a REIT

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

We may not have sufficient cash available from operations to pay distributions, and, therefore, distributions may be made from borrowings. The actual amount and timing of distributions will be determined by our Board of Directors in its discretion and typically will depend on the amount of cash available for distribution, which will depend on items such as current and projected cash requirements, limitations on distributions imposed by law or our financing arrangements and tax considerations. As a result, we may not have sufficient cash available from operations to pay distributions as required to maintain our status as a REIT. Therefore, we may need to borrow funds to make sufficient cash distributions in order to maintain our status as a REIT, which may cause us to incur additional interest expense as a result of an increase in borrowed funds for the purpose of paying distributions.

We may be required to pay a penalty tax upon the sale of a property. The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100 percent penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of real estate or other property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. It is our intent that we and our subsidiaries will hold the interests in the real estate for investment with a view to long-term appreciation, engage in the business of acquiring and owning real estate, and make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of such sales are prohibited transactions.

We may be adversely affected if we fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to shareholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, we might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. Furthermore, we would no longer be required to make any distributions to our shareholders as a condition to REIT qualification. Any distributions to shareholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions would be subject to a top federal tax rate of 20% through 2015. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

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

If we were considered to actually or constructively pay a “preferential dividend” to certain of our shareholders, our status as a REIT could be adversely affected. In order to qualify as a REIT, we must distribute annually to our shareholders at least 90% of our REIT taxable income, which does not equal net income as calculated in accordance with U.S. GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends”. A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the application of the law in certain circumstances and the IRS’s position regarding whether certain arrangements that REITs have with their shareholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no deminimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

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

We may amend our business policies without shareholder approval. Our Board of Directors determines our growth, investment, financing, capitalization, borrowing, operations and distributions policies. In addition, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. Although our Board of Directors has no present intention to amend or reverse any of these policies, they may be amended or revised without notice to shareholders. Accordingly, shareholders may not have control over changes in our policies. We cannot assure you that changes in our policies will serve fully the interests of all shareholders.

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

Our earnings are dependent, in part, upon the performance of our investment portfolio. As permitted by the Code, we invest in and own marketable securities of other REITs, which we generally limit to no more than approximately 10% of our undepreciated assets. To the extent that the value of those investments declines or those investments do not provide an attractive return, our earnings and cash flow could be adversely affected.

We are subject to restrictions that may impede our ability to effect a change in control. Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control. These provisions include the following:

•	Our charter provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a "staggered board." By preventing common shareholders from voting on the election of more than one class of directors at any annual meeting of shareholders, this provision may have the effect of keeping the current members of our Board of Directors in control for a longer period of time than shareholders may desire.

•	Our charter generally limits any stockholder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock). While this provision is intended to assist us in qualifying as a REIT for federal income tax purposes, the ownership limit may also limit the opportunity for shareholders to receive a premium for their shares of common stock that might otherwise exist if an investor was attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.

•	The request of shareholders entitled to cast a majority of the votes entitled to be cast at such meeting is necessary for shareholders to call a special meeting. We also require advance notice from shareholders for the nomination of directors or proposals of business to be considered at a meeting of shareholders.

•	Our Board of Directors may authorize and cause us to issue securities without shareholder approval. Under our charter, the board has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the Board of Directors may determine.

•	“Business combination” provisions that provide that, unless exempted, a Maryland corporation may not engage in certain business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested shareholder” or an affiliate of an interested shareholder for five years after the most recent date on which the interested shareholder became an interested shareholder, and thereafter unless specified criteria are met. An interested shareholder is defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question. In our charter, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with our affiliated company UMH, a Maryland corporation.

•	The duties of directors of a Maryland corporation do not require them to, among other things (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any shareholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act to exempt any person or transaction from the requirements of those provisions, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the shareholders in an acquisition.

We cannot assure you that we will be able to pay distributions regularly. Our ability to pay distributions in the future is dependent on our ability to operate profitably and to generate cash from our operations and the operations of our subsidiaries and is subject to limitations under our financing arrangements and Maryland law. We cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future.

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

The following table sets forth certain information concerning the Company’s real estate investments as of September 30, 2015:

					Mortgage
		Fiscal Year		Square	Balance
State	City (MSA)	Acquisition	Type	Footage	9/30/2015

AL	Huntsville	2005	Industrial	73,712	$991,088
AZ	Tolleson (Phoenix)	2003	Industrial	283,358	6,043,710
CO	Colorado Springs	2006	Industrial	68,370	1,600,686
CO	Denver	2005	Industrial	69,865	1,354,284
CT	Newington (Hartford)	2001	Industrial	54,812	-0-
FL	Cocoa	2008	Industrial	144,138	5,364,157
FL	Ft. Myers	2003	Industrial	87,500	-0-
FL	Jacksonville (FDX)	1999	Industrial	95,883	1,706,962
FL	Jacksonville (FDX Ground)	2015	Industrial	297,579	19,494,453
FL	Lakeland	2006	Industrial	32,105	-0-
FL	Orlando	2008	Industrial	110,638	4,570,915
FL	Punta Gorda	2007	Industrial	34,624	2,111,294
FL	Tampa (FDX Gr)	2004	Industrial	170,779	7,313,195
FL	Tampa (FDX)	2006	Industrial	95,662	4,132,523
FL	Tampa (Tampa Bay Grand Prix)	2005	Industrial	68,385	-0-
GA	Augusta (FDX Gr)	2005	Industrial	59,358	974,351
GA	Augusta (FDX)	2006	Industrial	30,184	-0-
GA	Griffin (Atlanta)	2006	Industrial	218,120	7,026,763
IA	Urbandale (Des Moines)	1994	Industrial	36,270	-0-
IL	Burr Ridge (Chicago)	1997	Industrial	12,500	-0-
IL	Elgin (Chicago)	2002	Industrial	89,052	844,690
IL	Granite City (St. Louis, MO)	2001	Industrial	184,800	1,151,798
IL	Montgomery (Chicago)	2004	Industrial	171,200	-0-
IL	Rockford (B/E Aerospace, Inc.)	2015	Industrial	38,833	-0-
IL	Rockford (Sherwin-Williams Company)	2011	Industrial	66,387	-0-
IL	Sauget (St. Louis, MO)	2015	Industrial	198,773	10,233,837
IL	Schaumburg (Chicago)	1997	Industrial	73,500	-0-
IL	Wheeling (Chicago)	2003	Industrial	123,000	3,457,456
IN	Greenwood (Indianapolis)	2015	Industrial	671,354	23,987,008
IN	Indianapolis	2014	Industrial	327,822	13,161,911
KS	Edwardsville (Kansas City) (Carlisle Tire)	2003	Industrial	179,280	894,552
KS	Edwardsville (Kansas City) (International Paper)	2014	Industrial	280,000	11,340,664
KS	Topeka	2009	Industrial	40,000	1,590,945
KY	Buckner (Louisville)	2014	Industrial	558,600	17,347,243
KY	Frankfort (Lexington)	2015	Industrial	599,840	19,078,153
MD	Beltsville (Washington, DC)	2001	Industrial	144,523	5,164,724
MI	Livonia (Detroit)	2013	Industrial	172,005	8,068,751
MI	Orion	2007	Industrial	245,633	9,095,386
MI	Romulus (Detroit)	1998	Industrial	71,933	-0-
MN	Stewartville (Rochester) (1)	2013	Industrial	60,398	2,846,710
MN	White Bear Lake (Minneapolis/St. Paul)	2001	Industrial	59,425	-0-
MO	Kansas City (Bunzl Distribution Midcentral, Inc.)	2015	Industrial	158,417	7,107,312
MO	Kansas City (Kellogg Sales Company)	2007	Industrial	65,067	2,381,917
MO	Liberty (Kansas City)	1998	Industrial	95,898	-0-
MO	O' Fallon (St. Louis)	1994	Industrial	102,135	-0-

		Fiscal Year		Square	Mortgage
					Balance
State	City (MSA)	Acquisition	Type	Footage	9/30/2015

MO	St. Joseph	2001	Industrial	382,880	$417,435
MS	Olive Branch (Memphis, TN) (Anda)	2012	Industrial	234,660	9,302,178
MS	Olive Branch (Memphis, TN) (Milwaukee Tool)	2013	Industrial	615,305	14,312,846
MS	Ridgeland (Jackson)	1993	Industrial	26,340	-0-
MS	Richland (Jackson)	1994	Industrial	36,000	-0-
NC	Fayetteville	1997	Industrial	148,000	-0-
NC	Winston-Salem	2002	Industrial	106,507	-0-
NE	Omaha	1999	Industrial	89,115	-0-
NJ	Carlstadt (New York, NY) (2)	2001	Industrial	60,400	2,045,141
NJ	Somerset (3)	1970	Shopping Center	64,138	-0-
NY	Cheektowaga (Buffalo)	2000	Industrial	104,981	639,095
NY	Halfmoon (Albany)	2012	Industrial	75,000	3,886,331
NY	Orangeburg (New York)	1993	Industrial	50,400	-0-
OH	Bedford Heights (Cleveland)	2007	Industrial	82,269	2,862,734
OH	Cincinnati	2015	Industrial	63,840	-0-
OH	Lebanon (Cincinnati)	2012	Industrial	51,130	2,695,845
OH	Monroe (Cincinnati)	2015	Industrial	232,200	8,518,754
OH	Richfield (Cleveland)	2006	Industrial	131,152	3,414,645
OH	Streetsboro (Cleveland)	2012	Industrial	368,060	10,972,757
OH	West Chester Twp. (Cincinnati)	1999	Industrial	103,818	2,305,050
OK	Oklahoma City	2012	Industrial	158,340	4,863,512
OK	Tulsa	2014	Industrial	46,240	2,050,342
PA	Altoona (1)	2014	Industrial	122,522	4,376,801
PA	Monaca (Pittsburgh)	1988	Industrial	255,658	-0-
SC	Ft. Mill (Charlotte, NC)	2010	Industrial	176,939	2,468,015
SC	Hanahan (Charleston) (SAIC)	2005	Industrial	302,400	5,939,583
SC	Hanahan (Charleston) (FDX Gr)	2005	Industrial	91,776	1,339,490
TN	Chattanooga	2007	Industrial	60,637	1,774,568
TN	Lebanon (Nashville)	2011	Industrial	381,240	7,856,077
TN	Memphis	2010	Industrial	449,900	7,418,616
TN	Shelby County	2007	Land	N/A	-0-
TX	Carrollton (Dallas)	2010	Industrial	184,317	8,640,732
TX	Corpus Christi	2012	Industrial	46,253	-0-
TX	Edinburg	2011	Industrial	113,582	-0-
TX	El Paso	2006	Industrial	144,149	3,611,052
TX	El Paso	2011	Land	N/A	-0-
TX	Fort Worth (Dallas)	2015	Industrial	304,608	24,700,000
TX	Houston	2010	Industrial	91,295	3,531,824
TX	Lindale (Tyler)	2015	Industrial	163,378	6,723,881
TX	Spring (Houston)	2014	Industrial	181,176	9,692,678
TX	Waco	2012	Industrial	150,710	5,063,021
VA	Charlottesville	1999	Industrial	48,064	-0-
VA	Mechanicsville (Richmond) (FDX)	2001	Industrial	112,799	-0-
VA	Richmond (United Technologies)	2004	Industrial	60,000	-0-
VA	Roanoke (CHEP)	2007	Industrial	83,000	2,819,927
VA	Roanoke (FDX Gr)	2013	Industrial	103,402	5,758,502
WI	Cudahy (Milwaukee)	2001	Industrial	139,564	-0-
WI	Green Bay (1)	2013	Industrial	99,102	3,552,304
				13,918,963	$373,991,174

(1)     One loan is secured by the properties located in Green Bay, WI, Stewartville, MN and Altoona, PA.
(2)     The Company owns a 51% controlling equity interest.
(3)     The Company has a 67% controlling equity interest.

The following table sets forth certain information concerning the principal tenants and leases for the Company’s properties shown above as of September 30, 2015:

State	City (MSA)	Tenant	Annualized Rent	Lease Expiration

AL	Huntsville	FedEx Ground Package System, Inc.	$412,000	08	/31/22	(1)
AZ	Tolleson (Phoenix)	Western Container Corp.	1,270,000	04	/30/17
CO	Colorado Springs	FedEx Ground Package System, Inc.	644,000	09	/30/18
CO	Denver	FedEx Ground Package System, Inc.	564,000	07	/31/18
CT	Newington (Hartford)	Kellogg Sales Company	329,000	02	/28/17
FL	Cocoa	FedEx Ground Package System, Inc.	1,104,000	09	/30/24
FL	Ft. Myers	FedEx Ground Package System, Inc.	432,000	10	/31/16	(2)
FL	Jacksonville	FedEx Corporation	518,000	05	/31/19
FL	Jacksonville	FedEx Ground Package System, Inc.	1,992,000	12	/31/29
FL	Lakeland	FedEx Corporation	155,000	11	/30/17
FL	Orlando	FedEx Corporation	666,000	11	/30/17
FL	Punta Gorda	FedEx Corporation	304,000	06	/30/17
FL	Tampa	FedEx Ground Package System, Inc.	1,493,000	06	/30/24	(3)
FL	Tampa	FedEx Corporation	603,000	09	/30/17
FL	Tampa	Tampa Bay Grand Prix	285,000	09	/30/20
GA	Augusta	FedEx Ground Package System, Inc.	453,000	06	/30/18
GA	Augusta	FedEx Corporation	121,000	11	/30/22
GA	Griffin (Atlanta)	Caterpillar Logistics Services, Inc.	1,169,000	11	/30/16
IA	Urbandale (Des Moines)	Keystone Automotive Industries MN, Inc.	139,000	03	/31/17
IL	Burr Ridge (Chicago)	Sherwin-Williams Company	160,000	10	/31/21
IL	Elgin (Chicago)	Joseph T. Ryerson and Son, Inc.	506,000	01	/31/17
IL	Granite City (St. Louis, MO)	Anheuser-Busch, Inc.	792,000	05	/31/16	(4)
IL	Montgomery (Chicago)	Home Depot USA, Inc.	966,000	06	/30/20	(2)
IL	Rockford	B/E Aerospace, Inc.	359,000	06	/30/27
IL	Rockford	Sherwin-Williams Company	475,000	12	/31/23
IL	Sauget (St. Louis, MO)	FedEx Ground Package System, Inc.	1,036,000	05	/31/29
IL	Schaumburg (Chicago)	FedEx Corporation	515,000	03	/31/17
IL	Wheeling (Chicago)	FedEx Ground Package System, Inc.	1,386,000	05	/31/17
IN	Greenwood (Indianapolis)	ULTA, Inc.	2,644,000	07	/31/25
IN	Indianapolis	FedEx Ground Package System, Inc.	1,533,000	04	/30/24
KS	Edwardsville (Kansas City)	Carlisle Tire & Wheel Company	774,000	05	/31/18
KS	Edwardsville (Kansas City)	International Paper Company	1,314,000	08	/31/23
KS	Topeka	The Coca-Cola Company	332,000	09	/30/21
KY	Buckner (Louisville)	Ralcorp Holdings, Inc.	2,146,000	10	/31/33
KY	Frankfort (Lexington)	Jim Beam Brands Company	1,989,000	01	/31/25
MD	Beltsville (Washington, DC)	FedEx Ground Package System, Inc.	1,426,000	07	/31/18
MI	Livonia (Detroit)	FedEx Ground Package System, Inc.	1,194,000	03	/31/22
MI	Orion	FedEx Ground Package System, Inc.	1,908,000	06	/30/23
MI	Romulus (Detroit)	FedEx Corporation	370,000	05	/31/21
MN	Stewartville (Rochester)	FedEx Ground Package System, Inc.	372,000	05	/30/23
MN	White Bear Lake (Minneapolis/St. Paul)	Vacant	-0-	N/A
MO	Kansas City	Bunzl Distribution Midcentral, Inc.	736,000	09	/30/21
MO	Kansas City	Kellogg Sales Company	331,000	07	/31/18	(2)
MO	Liberty (Kansas City)	Holland 1916 Inc.	337,000	06	/30/19
MO	O' Fallon (St. Louis)	Pittsburgh Glass Works LLC	427,000	06	/30/18	(2)(16)
MO	St. Joseph	Woodstream Corporation	896,000	09	/30/17	(5)
MO	St. Joseph	Altec Industries, Inc.	349,000	02	/28/18	(5)
MS	Olive Branch (Memphis, TN)	Anda Pharmaceuticals, Inc.	1,191,000	07	/31/22
MS	Olive Branch (Memphis, TN)	Milwaukee Electric Tool Corporation	1,995,000	04	/30/23
MS	Richland (Jackson)	FedEx Corporation	120,000	03	/31/24
MS	Ridgeland (Jackson)	Graybar Electric Company	109,000	07	/31/19	(6)
NC	Fayetteville	Vacant	-0-	N/A		(7)
NC	Winston-Salem	Vacant	-0-	N/A		(8)
NE	Omaha	FedEx Corporation	446,000	10	/31/23
NJ	Carlstadt (New York, NY)	SOFIVE, Inc.	512,000	01	/31/25	(9)
19

State	City (MSA)	Tenant	Annualized Rent	Lease Expiration

NJ	Somerset	Various Tenants at Retail Shopping Center	$546,000	Various		(10)
NY	Cheektowaga (Buffalo)	FedEx Ground Package System, Inc.	966,000	08	/31/19
NY	Halfmoon (Albany)	RGH Enterprises, Inc.	590,000	11	/30/21
NY	Orangeburg (New York)	Kellogg Sales Company	331,000	02	/28/18	(2)
OH	Bedford Heights (Cleveland)	FedEx Corporation	408,000	08	/31/18
OH	Cincinnati	The American Bottling Company	480,000	09	/30/29
OH	Lebanon (Cincinnati)	Siemens Real Estate	467,000	04	/30/19
OH	Monroe (Cincinnati)	UGN, Inc.	1,045,000	02	/28/30
OH	Richfield (Cleveland)	FedEx Ground Package System, Inc.	1,490,000	09	/30/24
OH	Streetsboro (Cleveland)	Best Buy Warehousing Logistics, Inc.	1,626,000	01	/31/22
OH	West Chester Twp. (Cincinnati)	FedEx Ground Package System, Inc.	525,000	08	/31/23
OK	Oklahoma City	FedEx Ground Package System, Inc.	1,022,000	06	/30/25	(11)
OK	Tulsa	The American Bottling Company	255,000	02	/28/24
PA	Altoona	FedEx Ground Package System, Inc.	651,000	08	/31/23
PA	Monaca (Pittsburgh)	NF&M International, Inc.	820,000	12	/31/24	(5)(12)
PA	Monaca (Pittsburgh)	Datatel Resources Corporation	239,000	11	/30/17	(2)(5)
SC	Ft. Mill (Charlotte, NC)	FedEx Ground Package System, Inc.	1,415,000	10	/31/23
SC	Hanahan (Charleston)	Science Applications International Corporation	1,412,000	04	/30/19	(2)
SC	Hanahan (Charleston)	FedEx Ground Package System, Inc.	675,000	07	/31/18
TN	Chattanooga	FedEx Corporation	311,000	10	/31/17
TN	Lebanon (Nashville)	CBOCS Distribution, Inc.	1,406,000	06	/30/24
TN	Memphis	FedEx Supply Chain Services, Inc.	1,327,000	05	/31/19
TN	Shelby County	N/A- Land	-0-	N/A
TX	Carrollton (Dallas)	United Technologies Corporation	1,576,000	01	/11/19
TX	Corpus Christi	FedEx Ground Package System, Inc.	458,000	08	/31/21
TX	Edinburg	FedEx Ground Package System, Inc.	598,000	08	/31/21	(13)
TX	El Paso	FedEx Ground Package System, Inc.	1,320,000	09	/30/23	(14)
TX	El Paso	N/A- Land	-0-	N/A		(14)
TX	Fort Worth (Dallas)	FedEx Ground Package System, Inc.	2,362,000	04	/30/30
TX	Houston	National Oilwell Varco, Inc.	741,000	09	/30/22
TX	Lindale (Tyler)	FedEx Ground Package System, Inc.	725,000	06	/30/24
TX	Spring (Houston)	FedEx Ground Package System, Inc.	1,577,000	09	/30/24
TX	Waco	FedEx Ground Package System, Inc.	1,045,000	08	/31/25	(15)
VA	Charlottesville	FedEx Corporation	329,000	08	/31/17
VA	Mechanicsville (Richmond)	FedEx Corporation	541,000	04	/30/23
VA	Richmond	United Technologies Corporation	312,000	05	/31/16	(4)
VA	Roanoke	CHEP USA, Inc.	473,000	02	/28/25	(17)
VA	Roanoke	FedEx Ground Package System, Inc.	755,000	04	/30/23
WI	Cudahy (Milwaukee)	FedEx Ground Package System, Inc.	901,000	06	/30/17
WI	Green Bay	FedEx Ground Package System, Inc.	468,000	05	/30/23
			$74,487,000

(1)	The Company has entered into a lease amendment that will become effective upon completion of a 14,941 square foot expansion of the building, which is expected to be completed in August 2016. At that time, annualized rent will increase from $412,255, or $5.59 per square foot, to $604,785 or $6.82 per square foot, and the lease term will be extended from August 31, 2022 to July 31, 2026.
(2)	Extension has been executed. See fiscal 2015 and fiscal 2016 renewal and extension chart.
(3)	The Company has entered into a lease amendment that will become effective upon completion of a parking lot expansion, which is expected to be completed in August 2016. At that time, annualized rent will increase from $1,493,325, or $8.74 per square foot, to $1,623,608, or $9.51 per square foot, and the lease term will be extended from June 30, 2024 to July 31, 2026.
(4)	Renewal is in discussion for leases expiring in fiscal 2016.
(5)	Property is leased to two tenants.
(6)	Lease has an early termination option which may be exercised if tenant gives six months notice at any time.
(7)	The Company entered into a 5.25 year lease agreement through February 28, 2021. The lease commenced December 1, 2015 and is with Victory Packaging, L.P., a wholly-owned subsidiary of KapStone Paper and Packaging Corporation, a publicly-owned company. The initial annual rent of $469,160, representing $3.17 per square foot, will commence on March 1, 2016, with 2.5% annual increases thereafter.
(8)	The Company entered into a 5.25 year lease agreement through March 31, 2021. The lease is with Style Crest, Inc. and will commence on January 1, 2016. Initial annual rent of $356,798, representing $3.35 per square foot, will commence on April 1, 2016 with 3.0% annual increases thereafter.
20

(9)	Estimated annual rent is the full annual rent per the lease. The Company consolidates the results of this property due to its 51% controlling equity interest.
(10)	The Company owns a 67% controlling equity interest. Estimated annual rent reflects the Company’s proportionate share of the total rent. The Company has recently entered into three leasing agreements that have become or will become effective subsequent to September 30, 2015, at which time the Company’s 64,138 square foot shopping center will be 100% occupied.
(11)	During June 2015, a 38,428 square foot expansion of the building was completed for a cost of approximately $3,332,000, resulting in a new 10 year lease which extended the current lease expiration date from March 31, 2022 to June 30, 2025. In addition, the expansion resulted in an increase in annual rent effective August 1, 2015 from $712,532, or $5.94 per square foot, to $1,048,250, or $6.62 per square foot.
(12)	During December 2014, a 62,260 square foot expansion of the building was completed for a cost of approximately $4,503,000, resulting in a new 10 year lease which extended the current lease expiration date from September 30, 2018 to December 31, 2024. In addition, the expansion resulted in an initial increase in annual rent effective January 1, 2015 from $381,805, or $3.39 per square foot, to $820,000, or $4.69 per square foot. Furthermore, annual rent will increase in year five of the lease effective January 1, 2020 to $841,600, or $4.81 per square foot, resulting in an annualized rent over the new ten year period of $830,800, or $4.75 per square foot.
(13)	The Company has entered into a lease amendment that will become effective upon completion of a 50,741 square foot expansion of the building, which is expected to be completed in October 2016. At that time, annualized rent will increase from $598,333, or $5.27 per square foot, to $1,052,037, or $6.40 per square foot, and the lease term will be extended from August 31, 2021 to September 30, 2026.
(14)	During June 2015, a parking lot expansion for the property was completed for a cost of approximately $2,472,000 resulting in an increase in annual rent effective July 1, 2015 from $1,045,610, or $7.25 per square foot, to $1,345,289, or $9.33 per square foot.
(15)	During August 2015, a 48,116 square foot expansion of the building was completed for a cost of approximately $4,125,000, resulting in a new 10 year lease which extended the current lease expiration date from May 29, 2022 to August 31, 2025. In addition, the expansion resulted in an increase in annual rent effective August 15, 2015 from $659,324, or $6.43 per square foot, to $1,078,383, or $7.16 per square foot.
(16)	Lease has an early termination option which may be exercised after January 1, 2016 but before December 31, 2016, on the condition that the Company is provided with six months notice and the tenant pays the Company a $213,462 termination fee. Additionally, the lease has an early termination option which may be exercised after January 1, 2017, on the condition that the Company is provided with six months notice and the tenant pays the Company a $106,731 termination fee.
(17)	Lease has an early termination option which may be exercised after August 2021, on the condition that the Company is provided with six months notice and the tenant pays the Company a $500,000 termination fee.

All improved properties were 100% occupied at September 30, 2015 except for the following:

Property	Square Footage	Occupancy

Fayetteville, NC (1)	148,000	0%
Winston-Salem, NC (2)	106,507	0%
Somerset, NJ (3)	64,138	84%
White Bear Lake, MN	59,425	0%

(1)	In September 2015, the Company entered into a 5.25 year lease agreement for its 148,000 square foot building located in Fayetteville, NC through February 28, 2021. The lease commenced December 1, 2015 and is with Victory Packaging, L.P., a wholly-owned subsidiary of KapStone Paper and Packaging Corporation, a publicly-owned company. The initial annual rent of $469,160, representing $3.17 per square foot, will commence on March 1, 2016 with 2.5% annual increases thereafter.
(2)	In October 2015, the Company entered into a 5.25 year lease agreement for its 106,507 square foot building located in Winston-Salem, NC through March 31, 2021. The lease is with Style Crest, Inc. and will commence on January 1, 2016. Initial annual rent of $356,798, representing $3.35 per square foot, will commence on April 1, 2016 with 3.0% annual increases thereafter.
(3)	The Company has recently entered into three leasing agreements that have become or will become effective subsequent to September 30, 2015, at which time the Company’s 64,138 square foot shopping center will be 100% occupied.

The Company’s weighted-average lease expiration was 7.2 and 6.7 years as of September 30, 2015 and 2014, respectively.

Our average occupancy rates as of the years ended September 30, 2015, 2014, 2013, 2012 and 2011 were 97.7%, 95.9%, 96.0%, 95.2% and 97.1%, respectively. The average effective annualized rent per square foot for the years ended September 30, 2015, 2014, 2013, 2012 and 2011 was $5.48, $5.51, $5.53, $5.62 and $5.59, respectively.

Completed expansions that have resulted in increased rents over the fiscal years ended September 30, 2014 and 2015

E-Commerce has been a major catalyst driving increased demand for the industrial property type, causing an ongoing shift from traditional brick and mortar retail shopping to shopping on-line. Due to the increased demand for industrial space, we have been experiencing an increase in expansion activity at our existing properties.

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Orion, MI for $988,579 in order to construct a parking lot. In addition, a 52,154 square foot expansion of a building was completed in June 2013 for a cost of approximately $3,800,000 resulting in an increase in annual rent effective July 1, 2013 from $1,285,265, or $6.64 per square foot, to $1,744,853, or $7.10 per square foot. The parking lot expansion was completed in September 2013 for a total cost of approximately $1,500,000 resulting in an increase in annual rent effective October 1, 2013 to $1,908,221, or $7.77 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from June 30, 2017 to June 30, 2023.

In June 2013, Phase I of a 64,240 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Fort Mill, SC, which is located in the Charlotte, NC Metropolitan Statistical Area (“MSA”), was completed for a cost of approximately $3,483,000 resulting in an increase in annual rent effective July 1, 2013 from $1,023,745, or $9.08 per square foot, to $1,364,761, or $7.71 per square foot. Phase II of the expansion, which consisted of a parking lot expansion, cost approximately $426,000. Phase II was completed in November 2013, resulting in an increase in annual rent effective November 1, 2013 to $1,414,639, or $8.00 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2019 to October 31, 2023.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Richfield, OH, which is located in the Cleveland MSA, for $1,655,166 in order to construct a parking lot. The parking lot expansion was completed in October 2013 and cost approximately $3,142,000. As a result, effective November 1, 2013, the annual rent increased from $644,640, or $8.11 per square foot, to $1,124,384, or $14.15 per square foot. In addition, the Company completed a 51,677 square foot expansion of a building in August 2014, which cost approximately $3,655,000, at which time the annual rent increased to $1,489,907, or $11.36 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from October 31, 2016 to September 30, 2024.

In September 2013, a 51,765 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in El Paso, TX was completed for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584, or $7.27 per square foot, to $1,045,610, or $7.25 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2015 to September 30, 2023. During June 2015, a parking lot expansion for the same property was completed for a cost of approximately $2,472,000 resulting in an increase in annual rent effective July 1, 2015 to $1,345,289, or $9.33 per square foot.

In June 2014, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Tampa, FL was completed for a cost of approximately $788,000 resulting in an increase in annual rent effective July 1, 2014 from $1,412,177, or $8.27 per square foot to $1,493,325, or $8.74 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from January 31, 2019 to June 30, 2024.

In July 2014, a 55,037 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Cocoa, FL was completed for a cost of approximately $3,734,000 resulting in an increase in annual rent effective September 25, 2014 from $738,504, or $8.29 per square foot to $1,111,908, or $7.71 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from November 19, 2016 to September 30, 2024.

In August 2014, a 66,253 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Spring, TX, which is located in the Houston MSA, was completed for a cost of approximately $4,345,000 resulting in an increase in annual rent effective September 24, 2014 from $1,146,099, or $9.97 per square foot to $1,580,572, or $8.72 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from August 31, 2023 to September 30, 2024.

During December 2014, a 62,260 square foot expansion of a building leased to NF&M International, Inc. located in Monaca, PA was completed for a cost of approximately $4,503,000, resulting in a new 10 year lease which extended the current lease expiration date from September 30, 2018 to December 31, 2024. In addition, the expansion resulted in an initial increase in annual rent effective January 1, 2015 from $381,805, or $3.39 per square foot, to $820,000, or $4.69 per square foot. Furthermore, annual rent will increase in year five of the lease effective January 1, 2020 to $841,600, or $4.81 per square foot, resulting in an annualized rent over the new ten year period of $830,800, or $4.75 per square foot.

During June 2015, a 38,428 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Oklahoma City, OK was completed for a cost of approximately $3,332,000, resulting in a new 10 year lease which extended the current lease expiration date from March 31, 2022 to June 30, 2025. In addition, the expansion resulted in an increase in annual rent effective August 1, 2015 from $712,532, or $5.94 per square foot, to $1,048,250, or $6.62 per square foot.

During August 2015, a 48,116 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Waco, TX was completed for a cost of approximately $4,125,000, resulting in a new 10 year lease which extended the current lease expiration date from May 29, 2022 to August 31, 2025. In addition, the expansion resulted in an increase in annual rent effective August 15, 2015 from $659,324, or $6.43 per square foot, to $1,078,383, or $7.16 per square foot.

Fiscal 2015 renewals

Approximately 6% of the Company’s gross leasable area, consisting of six leases totaling 778,702 square feet, were scheduled to expire during fiscal 2015. The Company has renewed all six leases, or 100% of the gross leasable area that were scheduled to expire during fiscal 2015. The Company has incurred or expects to incur tenant improvement costs of approximately $665,200 and leasing costs of approximately $438,300 in connection with these six lease renewals. The table below summarizes the lease terms of the six leases which were renewed and includes both the tenant improvement costs and the leasing costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight-Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight-Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Orangeburg, NY	Kellogg Sales Co.	50,400	$7.00	$7.00	2/28/15	$6.50	$6.50	2/28/18	3.0	$0.21	$0.26
Hanahan, SC	SAIC (2)	302,400	4.25	4.54	4/29/15	4.79	4.65	4/30/19	4.3	0.22	0.28
Montgomery, IL	Home Depot	171,200	5.11	5.27	6/30/15	5.70	5.48	6/30/20	5.0	-0-	-0-
O’Fallon, MO	Pittsburgh Glass Works	102,135	4.18	4.18	6/30/15	4.18	4.18	6/30/18	3.0	0.99	-0-
Kansas City, MO	Kellogg Sales Co.	65,067	5.38	5.38	7//31/15	5.00	5.00	7/31/18	3.0	0.22	0.20
Ft. Myers, FL	FedEx Ground	87,500	4.76	4.76	10/31/14	4.95	4.95	10/31/16	2.0	-0-	-0-
	Total	778,702
Weighted Average			$4.76	$4.91		$5.06	$4.95		3.8	$0.22	$0.15

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

(2)	In December 2014, the Company entered into a lease termination agreement with its tenant, Norton McNaughton of Squire, Inc. (Norton), whereby the Company received a lease termination fee of $238,625, terminating the lease effective January 31, 2015. Prior to the lease termination, Norton leased the Company’s 302,400 square foot building located in its Hanahan, SC location through April 29, 2015 at an annualized rent of approximately $1,389,000 or $4.54 per square foot. Prior to the lease termination, Norton sub-leased the Company’s space to Science Applications International Corporation (SAIC). In conjunction with the lease termination, the Company simultaneously entered into a lease agreement for four years and three months with SAIC from February 1, 2015 through April 30, 2019 at an initial annualized rent of approximately $1,406,000, or $4.65 per square foot, with 2% increases each year.
23

The six lease renewals resulted in an additional weighted average lease term of 3.8 years and a U.S. GAAP straight-line weighted average lease rate of $5.06 per square foot. The renewed weighted average initial cash rent per square foot is $4.95. This compares to the former weighted average rent on a U.S. GAAP straight-line basis of $4.76 per square foot and the former weighted average cash rent of $4.91 per square foot, representing an increase in the weighted average lease rate of 6% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 1% on a cash basis.

During fiscal 2015, the Company completed work on three building expansions and one parking lot expansion, which resulted in extending the tenants’ lease expirations by approximately ten years from the date of completion for each of the three buildings that were expanded and increasing the tenants’ rent on each of the four expansions. Prior to the lease amendments being executed, these three properties had a remaining weighted average lease term of 5.7 years at the time of completion of the expansion work. By obtaining an additional ten years of lease term from the date of completion of the expansion work, an additional 4.3 years of weighted average term was added to these three leases. Commencing during fiscal 2015, these four lease amendments have resulted in an annual increase in base rent totaling approximately $1,503,000 on a U.S. GAAP straight-line basis and approximately $1,493,000 on a cash basis. The renewed U.S. GAAP straight-line weighted average lease rate for the properties that were expanded is $6.85 per square foot and the renewed weighted average initial cash rent per square foot is $6.83. This compares to the former weighted average rent of $5.84 per square foot on a U.S. GAAP straight-line basis and on an average cash rent basis, representing an increase in the weighted average lease rate of 17.29% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 16.95% on a cash basis.

The six leases that renewed, that were scheduled to expire in fiscal 2015, combined with the four leases that were amended due to expansions, resulted in an increase in the weighted average lease rate for these ten properties of 13.3% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 10.1% on a cash basis. In addition, the six leases that renewed combined with the three leases that were amended in connection with building expansions, resulted in an additional 4.0 years of weighted average term being added to these nine leases.

New leasing activity

During January 2015, the Company entered into a thirty-seven month lease agreement commencing February 1, 2015 with Altec Industries, Inc. to lease 126,880 square feet of the Company’s 382,880 square foot building located in St. Joseph, MO through February 28, 2018. This increased the occupancy of this building from 67% to 100%. Annual rent commenced March 1, 2015 for $348,920, or $2.75 per square foot. The remaining 256,000 square feet is currently being leased to Woodstream Corporation through September 30, 2017.

During September 2015, the Company entered into a 5.25 year lease agreement for its previously vacant 148,000 square foot building located in Fayetteville, NC through February 28, 2021. The lease commenced December 1, 2015 and is with Victory Packaging, L.P., a wholly-owned subsidiary of KapStone Paper and Packaging Corporation, a publicly-owned company. The initial annual rent of $469,160, representing $3.17 per square foot, will commence on March 1, 2016 with 2.5% annual increases thereafter.

During October 2015, the Company entered into a 5.25 year lease agreement for its previously vacant 106,507 square foot building located in Winston-Salem, NC through March 31, 2021. The lease is with Style Crest, Inc. and will commence on January 1, 2016. Initial annual rent of $356,798, representing $3.35 per square foot, will commence on April 1, 2016 with 3.0% annual increases thereafter. Once this lease to Style Crest, Inc. becomes effective, the Company’s overall occupancy rate will increase to 99.5%.

Fiscal 2016 renewals

Approximately 2% of the Company’s gross leasable area, consisting of three leases totaling 325,656 square feet, is scheduled to expire during fiscal 2016. The Company has renewed one of these three leases, consisting of 80,856 square feet or 25% of the gross leasable area scheduled to expire during fiscal 2016. The Company has not incurred any tenant improvement costs or any leasing costs in connection with this lease renewal. The table below summarizes the lease terms of the one lease that was renewed and includes both the tenant improvement costs and the leasing costs which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term	Leasing Commissions Cost PSF over Renewal Term

Monaca, PA	Datatel Resources	80,856	$2.87	$2.87	11/30/15	$3.00	$3.00	11/30/17	2.0	$-0-	$-0-

The lease renewal resulted in an additional term of 2.0 years and an initial cash and U.S. GAAP straight-line lease rate of $3.00 per square foot. This compares to the former initial cash and U.S. GAAP straight-line lease rate of $2.87 per square foot, representing an increase in the lease rate of 4.5%. The two remaining leases renewals are under discussion.

On September 30, 2015, the Company had a weighted average lease maturity of 7.2 years with weighted average gross annualized rent scheduled to expire each year of 10.4%.

The following table presents certain information as of September 30, 2015, with respect to the Company’s leases expiring over the future fiscal years ended September 30th:

Expiration of Fiscal Year Ended September 30th	Property Count	Total Area Expiring (Sq. Ft.)	Annualized Rent $	Percent of Gross Annualized Rent %

Vacant (1)	3	324,250	$-0-	0%
Shopping Center (2)	1	53,820	546,000	1%
2016	2	244,800	1,104,000	2%
2017	13	1,539,526	8,779,000	12%
2018	15	1,324,159	7,753,000	10%
2019	8	1,310,849	6,712,000	9%
2020	2	239,585	1,251,000	2%
2021	5	430,185	2,494,000	3%
2022	7	1,027,232	5,914,000	8%
2023	11	1,917,312	9,970,000	13%
2024	12	1,914,366	12,039,000	16%
2025	7	1,898,446	8,505,000	12%
2027	1	38,833	359,000	0%
2029	2	262,613	1,516,000	2%
2030	3	834,387	5,399,000	7%
2033	1	558,600	2,146,000	3%
Total (3)	91	13,918,963	$74,487,000	100%

(1)	Included in “Vacant” are two properties with respect to each of which the Company has recently entered into a 5.25 year lease agreement that has commenced or will commence subsequent to September 30, 2015. Both leases are for a combined total of 254,507 square feet and will generate a combined total of $831,000 in annualized rent.
(2)	Shopping Center represents a multi-tenanted property which has lease expirations ranging from month-to-month to 2029. The Company has recently entered into three leasing agreements that have become or will become effective subsequent to September 30, 2015, at which time the Company’s 64,138 square foot shopping center will be 100% occupied.
(3)	Included in 2018 is Datatel Resources and included in 2024 is NF&M International, which both occupy one property and therefore are counted as one property in the property count total. Included in 2017 is Woodstream Corporation and included in 2018 is Altec Industries, Inc., which both occupy one property and therefore are counted as one property in the property count total.

ITEM 3 – LEGAL PROCEEDINGS

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

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

Fiscal 2015 Fiscal 2014

Market Price Market Price

Fiscal Qtr.	High	Low	Distrib.	Fiscal Qtr.	High	Low	Distrib.

First	$11.62	$10.10	$0.15	First	$9.67	$8.75	$0.15
Second	12.07	10.64	0.15	Second	9.99	8.78	0.15
Third	11.30	9.30	0.15	Third	10.08	8.65	0.15
Fourth	10.09	9.02	0.15	Fourth	11.10	9.87	0.15
			$0.60				$0.60

On December 1, 2015, the closing price of our common stock was $10.49.

Shareholder Information

As of December 1, 2015, there were 1,363 shareholders of record who held shares of common stock of the Company.

Distributions and Dividends

On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. The dividend is payable December 15, 2015, to shareholders of record at the close of business on November 16, 2015. This represents an annualized dividend rate of $0.64 per share. The Company has maintained or increased its cash dividend for twenty-four consecutive years. The Company paid the distributions from cash flows from operations. The Company’s common stock dividend policy is dependent upon the Company’s earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. It is the Company’s intention to continue making comparable quarterly distributions in the future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

On January 21, 2015, the Board of Directors reaffirmed its Share Repurchase Program (the Repurchase Program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The Repurchase Program was originally created on March 3, 2009 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. As of September 30, 2015, the Company did not reacquire any of its shares of Common Stock. The maximum dollar value that may be purchased under the Repurchase Program as of September 30, 2015 is $10,000,000.

Equity Compensation Plan Information

The Company has a Stock Option and Stock Award Plan, adopted in 2007 and amended and restated in 2010 (the 2007 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock including up to 100,000 shares of restricted stock awards in any one fiscal year. As of September 30, 2015, there were 546,646 shares available for grant as stock options or restricted stock under the 2007 Plan. During fiscal 2015, options to purchase 65,000 shares were granted with an exercise price of $11.16 and options to purchase 81,200 shares were exercised at a weighted average exercise price of $7.54 per share for total proceeds of $612,410. Subsequent to September 30, 2015 to date, options to purchase 95,000 shares were exercised at a weighted average exercise price of $8.09 per share for total proceeds of $768,300. In addition, during fiscal 2015, 47,000 shares of restricted common stock were granted with a fair value on the grant date of $9.96 per share and 11,000 shares of restricted common stock were granted with a fair value on the grant date of $9.52. See Note 10 in the Notes to the Consolidated Financial Statements included in this Form 10-K for a description of the plan. See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Matters for a table of beneficial ownership of the Company’s common stock.

The following table summarizes information, as of September 30, 2015, relating to the equity compensation plan of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan(excluding Securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plan Approved by Security Holders	635,000	$8.68	546,646

Equity Compensation Plan not Approved by Security Holders	N/A	N/A	N/A

Total	635,000	$8.68	546,646

Comparative Stock Performance

The following line graph compares the total return of the Company’s common stock for the last five fiscal years to the FTSE NAREIT Composite Index (US), published by the National Association of Real Estate Investment Trusts (NAREIT), and the S&P 500 Index for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes listed below on September 30, 2010 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not indicative of future stock performance.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected financial and other information for the Company for the periods and as of the dates indicated. This table should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and all of the financial statements and notes thereto included elsewhere herein.

	September 30,
	2015	2014	2013	2012	2011
OPERATING DATA:
Rental and Reimbursement Revenue	$77,775,497	$64,672,341	$54,607,086	$50,368,931	$48,141,484
Real Estate Taxes and Operating Expenses	(12,490,019)	(11,317,479)	(9,228,610)	(8,832,027)	(9,635,499)
Net Operating Income - NOI	65,285,478	53,354,862	45,378,476	41,536,904	38,505,985
Lease Termination Income	238,625	1,182,890	690,730	3,222,283	-0-
Gain on Sale of Securities Transactions, net	805,513	2,166,766	7,133,252	6,044,065	5,238,203
Interest and Dividend Income	3,723,867	3,882,597	3,885,920	3,358,674	3,100,327
General & Administrative Expenses	(6,305,928)	(5,709,937)	(4,982,945)	(5,609,558)	(4,155,200)
Acquisition Costs	(1,546,088)	(481,880)	(514,699)	(667,799)	(425,157)
Interest Expense	(18,558,150)	(16,104,678)	(14,956,954)	(15,352,499)	(14,870,906)
Depreciation & Amortization Expense	(23,058,744)	(18,445,326)	(15,530,094)	(13,832,305)	(12,129,872)
Income from Continuing Operations	20,584,573	19,845,294	21,103,686	18,699,765	15,263,380
Gain on Sale of Real Estate Investment	5,021,242	-0-	-0-	-0-	-0-
Income (loss) from Discontinued Operations	-0-	-0-	291,560	(15,270)	154,818
Net Income	25,605,815	19,845,294	21,395,246	18,684,495	15,418,198
Preferred Dividends	(8,607,032)	(8,607,032)	(8,607,032)	(5,513,126)	(4,079,219)
Net Income Attributable to Common Shareholders	$16,998,783	$11,238,262	$12,788,214	$13,171,369	$11,338,979
Income from Continuing Operations Per Share Basic	$0.43	$0.40	$0.49	$0.47	$0.44
Diluted	0.43	0.40	0.49	0.47	0.44
Net Income Attributable to Common Shareholders Per Share
Basic	0.29	0.23	0.30	0.33	0.32
Diluted	0.29	0.23	0.30	0.33	0.32

BALANCE SHEET DATA:
Total Assets	$915,991,942	$743,756,700	$617,240,866	$574,507,702	$476,986,836
Real Estate Investments, Net	816,801,105	636,923,228	536,799,412	467,886,484	407,864,535
Mortgage Notes Payable	373,991,174	287,796,006	250,093,382	237,943,911	211,614,170
Loans Payable	85,041,386	25,200,000	22,200,000	5,200,000	16,860,950
8% Subordinated Convertible Debentures	-0-	-0-	-0-	8,615,000	8,915,000
Series A 7.625% Cumulative Redeemable Preferred Stock	53,493,750	53,493,750	53,493,750	53,493,750	53,493,750
Series B 7.875% Cumulative Redeemable Preferred Stock	57,500,000	57,500,000	57,500,000	57,500,000	-0-
Total Shareholders’ Equity	446,010,640	420,631,082	335,914,971	315,687,139	234,514,084

CASH FLOW DATA:
Net Cash Provided (Used) By:
Operating Activities	$38,062,285	$34,856,285	$27,463,529	$26,808,821	$22,126,819
Investing Activities	(194,469,735)	(131,809,697)	(60,373,084)	(80,640,038)	(30,365,918)
Financing Activities	148,006,698	105,023,561	20,663,209	72,105,267	7,801,354

	September 30,
OTHER INFORMATION:	2015	2014	2013	2012	2011

Average Number of Common Shares Outstanding
Basic	59,085,888	49,829,924	42,275,555	39,660,692	35,083,457
Diluted	59,201,296	49,925,036	42,432,354	39,819,621	35,131,718
Funds From Operations*	$33,730,447	$29,000,443	$27,338,245	$26,459,005	$23,121,829
Core Funds From Operations*	$35,276,535	$29,482,323	$27,852,944	$27,126,804	$23,546,986
Adjusted Funds From Operations*	$33,976,958	$25,843,710	$19,521,972	$17,685,624	$18,027,197
Cash Dividends per Common Share	$0.60	$0.60	$0.60	$0.60	$0.60
29

* We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by U.S. GAAP, excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO, excluding acquisition costs. We define Adjusted Funds From Operations (AFFO) as Core FFO, excluding stock compensation expense, depreciation of corporate office tenant improvements, amortization of financing costs, lease termination income, net gain or loss on sale of securities transactions, U.S. GAAP straight-line rent adjustments and less recurring capital expenditures. We define recurring capital expenditures as all capital expenditures, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REIT’s, FFO, Core FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO, Core FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. The items excluded from FFO, Core FFO and AFFO are significant components in understanding the Company’s financial performance.

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

The following is a reconciliation of the Company’s U.S. GAAP Net Income to the Company’s FFO, Core FFO and AFFO for the fiscal years ended September 30th :

	2015	2014	2013	2012	2011
Net Income Attributable to Common Shareholders	$16,998,783	$11,238,262	$12,788,214	$13,171,369	$11,338,979
Plus: Depreciation Expense (including Discontinued Operations & excluding Corporate Office)	19,625,748	15,908,769	12,877,385	11,471,070	10,351,358
Plus: Amortization of Intangible Assets	1,370,654	1,347,936	1,543,298	1,477,356	1,186,392
Plus: Amortization of Capitalized Lease Costs (1)	756,504	505,476	475,142	330,990	245,100
(Gain) Loss on Sale of Depreciable Assets	(5,021,242)	-0-	(345,794)	8,220	-0-
FFO Attributable to Common Shareholders	33,730,447	29,000,443	27,338,245	26,459,005	23,121,829
Plus: Acquisition Costs	1,546,088	481,880	514,699	667,799	425,157
Core FFO Attributable to Common Shareholders	35,276,535	29,482,323	27,852,944	27,126,804	23,546,986
Plus: Stock Compensation Expense	448,895	347,002	329,148	593,811	163,150
Plus: Depreciation of Corporate Office Tenant Improvements	79,572	-0-	-0-	-0-	-0-
Plus: Amortization of Financing Costs	1,286,016	725,745	647,112	630,969	457,279
Less: Lease Termination Income	(238,625)	(1,182,890)	(690,730)	(3,222,283)	-0-
Less: Gain on Sale of Securities Transactions, net	(805,513)	(2,166,766)	(7,133,252)	(6,044,065)	(5,238,203)
Less: U.S. GAAP Straight-line Rent Adjustment	(1,446,264)	(600,745)	(943,785)	(553,474)	(86,093)
Less: Recurring Capital Expenditures	(623,658)	(760,959)	(539,465)	(846,138)	(815,922)
AFFO Attributable to Common Shareholders	$33,976,958	$25,843,710	$19,521,972	$17,685,624	$18,027,197

(1)	In previous filings, the Company has presented its calculation of FFO and Core FFO without excluding the effects of the amortization of Capitalized Lease Costs. FFO and Core FFO have been presented above reflecting the effects of excluding the amortization of Capitalized Lease Costs.
30

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
  market conditions affecting the Company’s investment in marketable securities of other REIT’s;
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

Overview

The Company is a self-administered and self-managed REIT. The Company seeks to invest in well-located, modern industrial buildings, leased primarily to investment-grade tenants on long-term net-leases. At September 30, 2015, the Company held investments in ninety-one properties totaling approximately 13,919,000 square feet. Total real estate investments were $941,779,316 at September 30, 2015. These properties are located in twenty-eight states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. All of these properties are wholly-owned, with the exception of an industrial property in New Jersey, in which the Company owns a 51% controlling equity interest, and the shopping center in New Jersey, in which the Company holds a 67% controlling equity interest.

The Company’s weighted-average lease expiration was 7.2 and 6.7 years as of September 30, 2015 and 2014, respectively, and its average annualized rent per occupied square foot as of September 30, 2015 and 2014 was $5.48 and $5.51, respectively. At September 30, 2015 and 2014, the Company’s occupancy was 97.7% and 95.9%, respectively. During fiscal 2015, the Company acquired ten industrial properties totaling approximately 2,729,000 square feet for approximately $191,985,000.

The Company has a concentration of properties leased to FedEx Corporation (FDX). As of September 30, 2015, the Company had approximately 13,919,000 square feet of property, of which approximately 6,002,000 square feet, or 43%, consisting of forty-seven separate stand-alone leases, were leased to FDX and its subsidiaries, (7% to FDX and 36% to FDX subsidiaries). These properties are located in twenty different states. The percentage of rental and reimbursement revenue from FDX and its subsidiaries was 54% for the year ended September 30, 2015, consisting of 8% leased to FDX and 46% leased to FDX subsidiaries. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the fiscal 2015.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property. Rental and Reimbursement Revenue increased $13,103,156, or 20%, for the year ended September 30, 2015 as compared to the year ended September 30, 2014. Total expenses (excluding other income and expense) increased $6,885,886, or 20%, for the year ended September 30, 2015 as compared to the year ended September 30, 2014. The increases were due mainly to the revenue and expenses relating to the property acquisitions made during fiscal 2015.

Net Operating Income from property operations (NOI) is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI increased $11,930,616, or 22%, for the fiscal year ended September 30, 2015 as compared to the fiscal year ended September 30, 2014 and increased $7,976,386, or 18%, for the fiscal year ended September 30, 2014 as compared to the fiscal year ended September 30, 2013. The increase from fiscal year 2014 to 2015 was due to the additional income related to ten industrial properties purchased during fiscal 2015. The increase from fiscal year 2013 to 2014 was due to the additional income related to six industrial properties purchased during fiscal 2014.

The Company’s NOI for the fiscal years ended September 30, 2015, 2014 and 2013 is calculated as follows:

	2015	2014	2013

Rental Revenue	$67,059,385	$55,512,165	$46,880,309
Reimbursement Revenue	10,716,112	9,160,176	7,726,777
Total Rental and Reimbursement Revenue	77,775,497	64,672,341	54,607,086
Real Estate Taxes	(8,362,135)	(7,605,611)	(5,864,834)
Operating Expense	(4,127,884)	(3,711,868)	(3,363,776)
NOI	$65,285,478	$53,354,862	$45,378,476

In the first quarter of fiscal 2016 to date, the Company purchased two industrial properties totaling approximately 506,000 square feet with net-leased terms of ten years each. Both properties are leased to FedEx Ground Package System, Inc. The purchase price for the two properties was approximately $50,386,000 and they are located in Louisiana and North Carolina. These two properties generate annualized rental income over the life of their respective leases of approximately $3,336,000. In addition, these two industrial properties purchased during fiscal 2016 to date, increased our current total leasable square feet to approximately 14,425,000 and our occupancy rate to 97.8%. The funds for these acquisitions were provided by two property level mortgage loans totaling $33,670,000, draws on an unsecured line of credit and cash on hand. The two mortgages are at fixed rates ranging from 3.87% to 4.08% and have a weighted average interest rate of 3.95%. Each of these mortgages is a fifteen year, self-amortizing loan.

In addition to the two properties purchased during the first quarter of fiscal 2016 to date, we have entered into agreements to purchase seven new build-to-suit, industrial buildings that are currently being developed in Florida, Kansas, Kentucky, Michigan, New York and Washington totaling approximately 1,869,000 square feet with net-leased terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 14.1 years. Approximately 1,732,000 square feet, or 93%, is leased to FedEx Ground Package System, Inc. The purchase price for the seven properties is approximately $198,804,000. Subject to satisfactory due diligence, we anticipate closing these seven transactions during fiscal 2016 and fiscal 2017. In connection with four of the seven properties, the Company has entered into commitments to obtain four mortgages totaling approximately $92,116,000 at fixed rates ranging from 3.55% to 3.95%, with a weighted average interest rate of 3.81%. Each of these mortgages is a fifteen year, self-amortizing loan. The Company may make additional acquisitions in fiscal 2016 and fiscal 2017 and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

During the fiscal years ended September 30, 2015 and 2014, the Company completed twelve expansions at nine of its locations, consisting of eight building expansions and four parking lot expansions. Two of the parking lot expansions included the purchase of additional land. The eight building expansions resulted in approximately 438,000 additional square feet. Total costs for all nine property expansions were approximately $39,460,000 and resulted in total increased annual rent of approximately $4,007,000. Each completed expansion resulted in a new ten year lease extension for each property that was expanded. In addition, the Company currently has three property expansions in progress consisting of two building expansions and one parking lot expansion. Total expansion costs are expected to be approximately $7,765,000. Upon completion of the three expansions, annual rent will be increased by approximately $777,000 and each property will provide for a new ten year lease extension from the date of completion for each property being expanded. In addition, the two building expansions will provide additional rentable square feet of approximately 65,700.

Revenues also include interest and dividend income and net realized gain on securities transactions. The Company holds a portfolio of marketable securities of other REITs with a fair value of $54,541,237 as of September 30, 2015. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. The Company invests in REIT securities and, from time to time, may use margin debt when an adequate yield spread can be obtained. As of September 30, 2015 and 2014, there were no draws against the margin. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of September 30, 2015, the Company’s portfolio consisted primarily of 73% REIT common stocks and 27% REIT preferred stocks. The Company’s weighted-average yield on the securities portfolio for fiscal 2015 was approximately 7.6%. Interest and dividend income for fiscal 2015 was $3,723,867, which is in-line with interest and dividend income of $3,882,597 for fiscal 2014. During fiscal 2015, the Company realized $805,513 in gains on sales of securities transactions. The Company has unrealized losses of $5,441,603 in its REIT securities portfolio as of September 30, 2015. The dividends received from our securities investments continue to meet our expectations. The Company intends to hold these securities for investment on a long-term basis.

The Company had $12,073,909 in cash and cash equivalents and $54,541,237 in REIT securities as of September 30, 2015. The Company believes that funds generated from operations, the DRIP, the unsecured line of credit, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next several years.

The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP), in which participants can purchase stock from the Company at a price of approximately 95% of market value. Amounts received in connection with the DRIP, (including dividend reinvestments of $8,489,169, $7,624,528 and $6,781,345 for fiscal years ended 2015, 2014 and 2013, respectively), were $48,404,556, $38,090,334 and $31,119,351 for fiscal years ended 2015, 2014 and 2013, respectively.

Industrial space demand is very closely correlated to Gross Domestic Product (GDP) growth.  Despite six years of unprecedented monetary stimulus, real annual GDP growth has averaged under 2.0% over this period.  However, there has been significant demand for industrial space and national occupancy rates have been steadily increasing.  One major catalyst driving increased demand for the industrial property type has been the ongoing shift from traditional brick and mortar retail shopping, to shopping on-line or “e-Commerce”.  This favorable trend for the industrial real estate sector has been increasing for several years now and is expected to be a leading demand driver for many years to come.  New home construction and sales of existing homes have vastly improved. Housing demand typically translates into greater demand for warehouse space. Additionally, automotive sales are at historic highs and low energy costs have resulted in a resurgence of domestic manufacturing plants. These catalysts have put upward pressure on rental rates in most major industrial markets. The financial position of our tenants, together with the long duration of our leases, should enable the Company to perform well despite the slow growth economic environment.

The Company intends to continue to increase its real estate investments in fiscal 2016 and 2017 through acquisitions and expansions of properties. The growth of the real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties. Transaction costs, such as broker fees, transfer taxes, legal, valuation, and other professional fees related to acquisitions are expensed as incurred.

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

The purchase price is further allocated to acquired above and below market leases based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. In addition, any remaining amounts of the purchase price are applied to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease. Acquired above and below market leases are amortized to rental revenue over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles is amortized to amortization expense over the remaining lease term. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, deferred rent, and the in-place lease value is charged to expense when there is a signed termination agreement, all of the conditions of the termination agreement are met, the tenant is no longer occupying the property and the termination consideration, if any, is probable of collection.

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

As part of our review of our property portfolio, we have evaluated our shopping center in Somerset, NJ which had an occupancy rate of 84% as of September 30, 2015, and noted that the sum of the discounted cash flows exceeded its historical net cost basis. In addition, the Company has entered into three separate leasing agreements that have become or will become effective subsequent to September 30, 2015, at which time the Company’s shopping center will be 100% occupied. We have also evaluated the three vacant industrial properties in our portfolio and noted that the sum of the discounted cash flows expected for potential leases of these properties exceeded their historical net cost basis. In addition, the Company has entered into two separate lease agreements for two of these vacant properties. One of the leases has commenced on December 1, 2015 and one of the lease agreements will commence January 1, 2016. Management considers on a quarterly basis whether the marketed rent (advertised) or the market rent has decreased or if any additional indicators are present which would indicate a significant decrease in net cash flows. Management typically will obtain an independent appraisal to assist in evaluating a potential impairment for a property that has been vacant for several years. We have also considered the properties which had lease renewals at rental rates lower than the previous rental rates and noted that the sum of the new discounted cash flows expected for the renewed leases exceeded these properties’ historical net cost basis.

The Company reviewed its operating properties in light of the requirements of ASC Topic 360-10 and determined that, as of September 30, 2015, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

The Company classifies its securities among three categories: Held-to-maturity, trading, and available-for-sale. The Company’s securities at September 30, 2015 and 2014 are all classified as available-for-sale and are carried at fair value based on quoted market prices. Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in net unrealized holding gains (losses) is reflected as comprehensive income (loss).

Revenue Recognition and Estimates

Rental revenue from tenants with leases having scheduled rental increases are recognized on a straight-line basis over the term of the lease. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred. The reimbursements are recognized and presented gross, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. These occupancy charges are recognized as earned. In addition, an estimate is made with respect to whether a provision for allowance for doubtful accounts receivable and loans receivable is necessary. The allowance for doubtful accounts reflects management’s estimate of the amounts of the recorded accounts receivable and loans receivable at the balance sheet date that will not be realized from cash receipts in subsequent periods. If cash receipts in subsequent periods vary from our estimates, or if the Company’s tenants’ financial condition deteriorates as a result of operating difficulties, additional changes to the allowance may be required. The Company did not have an allowance for doubtful accounts as of September 30, 2015.

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

During the fiscal year ended September 30, 2015, the Company entered into a lease termination agreement with its tenant, Norton McNaughton of Squire, Inc. (Norton), whereby the Company received a lease termination fee of $238,625 in December 2014, terminating the lease effective January 31, 2015. Prior to the lease termination, Norton leased the Company’s 302,400 square foot building located in its Hanahan, SC location through April 29, 2015 at an annualized rent of approximately $1,389,000, or $4.54 per square foot. Additionally, prior to the lease termination, Norton sub-leased the Company’s space to Science Applications International Corporation (SAIC). In conjunction with the lease termination, the Company simultaneously entered into a lease agreement for four years and three months with SAIC from February 1, 2015 through April 30, 2019 at an initial annualized rent of approximately $1,406,000, or $4.65 per square foot, with 2% increases each year.

Lease Termination Income for the fiscal year ended September 30, 2014 consisted of $1,182,890 from the Company’s former tenant at its 83,000 square foot building located in Roanoke, VA. Lease Termination Income for the fiscal year ended September 30, 2013 consisted of $113,784 from the Company’s former tenant at its 388,671 square foot building located in St. Joseph, MO and $576,946 from the Company’s former tenant at its 160,000 square foot building located in Monroe, NC. Two of the properties associated with these lease termination fees are currently being leased to new tenants and the remaining property was subsequently leased to a new tenant then sold to that tenant. The Company is currently leasing its property located in St. Joseph, MO to two tenants, one tenant through September 30, 2017 and one tenant through February 28, 2018. The Company was leasing its building in Monroe, NC to a single tenant through September 18, 2015, at which time the Company sold the property to the tenant realizing a gain of approximately $5,021,000. In addition, as further described below, the Company is currently leasing its 83,000 square foot building in Roanoke, VA to a single tenant through January 31, 2025.

The Company’s lease with its tenant, Graybar Electric Company (Graybar), at its 26,340 square foot building located in Ridgeland (Jackson), MS has an early termination option which may be exercised at any time on the condition that the Company is provided with six months of notice. The Company has not received notice nor does the Company anticipate that this tenant will exercise its early termination option. Annual rent on both the U.S. GAAP straight-line rent basis and on the cash basis for this location is $109,275, or $4.15 per square foot, and the lease expires in July 2019.

The Company’s lease with its tenant, CHEP USA, Inc. (CHEP) at its 83,000 square foot building located in Roanoke, VA has an early termination option which may be exercised after August 2021, on the condition that the Company is provided with six months of notice and CHEP pays the Company a $500,000 termination fee. The U.S. GAAP straight-line rent per annum for this location is $472,680, or $5.69 per square foot and the cash basis rent is $463,786, or $5.59 per square foot. The lease expires in January 2025.

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

Results of Operations

Occupancy and Rent per Occupied Square Foot

The Company’s weighted-average lease expiration was 7.2 and 6.7 years as of September 30, 2015 and 2014, respectively, and its average annualized rent per occupied square foot as of September 30, 2015 and 2014 was $5.48 and $5.51, respectively. At September 30, 2015 and 2014, the Company’s occupancy was 97.7% and 95.9%, respectively. All improved properties were 100% occupied at September 30, 2015 except for the following:

Property	Square Footage	Occupancy

Fayetteville, NC (1)	148,000	0%
Winston-Salem, NC (2)	106,507	0%
Somerset, NJ (3)	64,138	84%
White Bear Lake, MN	59,425	0%

(1)	The Company entered into a 5.25 year lease agreement for its 148,000 square foot building located in Fayetteville, NC through February 28, 2021. The lease commenced December 1, 2015 and is with Victory Packaging, L.P., a wholly-owned subsidiary of KapStone Paper and Packaging Corporation, a publicly-owned company. The initial annual rent of $469,160, representing $3.17 per square foot, will commence on March 1, 2016 with 2.5% annual increases thereafter.
(2)	The Company entered into a 5.25 year lease agreement for its 106,507 square foot building located in Winston-Salem, NC through March 31, 2021. The lease is with Style Crest, Inc. and will commence on January 1, 2016. Initial annual rent of $356,798, representing $3.35 per square foot, will commence on April 1, 2016 with 3.0% annual increases thereafter.
(3)	The Company has entered into three leasing agreements that have become or will become effective subsequent to September 30, 2015, at which time the Company’s 64,138 square foot shopping center will be 100% occupied.

Fiscal 2015 renewals

Approximately 6% of the Company’s gross leasable area, consisting of six leases totaling 778,702 square feet, were scheduled to expire during fiscal 2015. The Company has renewed all six leases, or 100% of the gross leasable area that were scheduled to expire during fiscal 2015. The Company has incurred or expects to incur tenant improvement costs of approximately $665,200 and leasing costs of approximately $438,300 in connection with these six lease renewals. The table below summarizes the lease terms of the six leases which were renewed and includes both the tenant improvement costs and the leasing costs which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight-Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight-Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Orangeburg, NY	Kellogg Sales Co.	50,400	$7.00	$7.00	2/28/15	$6.50	$6.50	2/28/18	3.0	$0.21	$0.26
Hanahan, SC	SAIC (2)	302,400	4.25	4.54	4/29/15	4.79	4.65	4/30/19	4.3	0.22	0.28
Montgomery, IL	Home Depot	171,200	5.11	5.27	6/30/15	5.70	5.48	6/30/20	5.0	-0-	-0-
O’Fallon, MO	Pittsburgh Glass Works	102,135	4.18	4.18	6/30/15	4.18	4.18	6/30/18	3.0	0.99	-0-
Kansas City, MO	Kellogg Sales Co.	65,067	5.38	5.38	7/31/15	5.00	5.00	7/31/18	3.0	0.22	0.20
Ft. Myers, FL	FedEx Ground	87,500	4.76	4.76	10/31/14	4.95	4.95	10/31/16	2.0	-0-	-0-
	Total	778,702
Weighted Average			$4.76	$4.91		$5.06	$4.95		3.8	$0.22	$0.15

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

(2)	In December 2014, the Company entered into a lease termination agreement with its tenant, Norton McNaughton of Squire, Inc. (Norton), whereby the Company received a lease termination fee of $238,625, terminating the lease effective January 31, 2015. Prior to the lease termination, Norton leased the Company’s 302,400 square foot building located in its Hanahan, SC location through April 29, 2015 at an annualized rent of approximately $1,389,000 or $4.54 per square foot. Prior to the lease termination, Norton sub-leased the Company’s space to Science Applications International Corporation (SAIC). In conjunction with the lease termination, the Company simultaneously entered into a lease agreement for four years and three months with SAIC from February 1, 2015 through April 30, 2019 at an initial annualized rent of approximately $1,406,000 or $4.65 per square foot, with 2% increases each year.

The six lease renewals resulted in an additional weighted average lease term of 3.8 years and a U.S. GAAP straight-line weighted average lease rate of $5.06 per square foot. The renewed weighted average initial cash rent per square foot is $4.95. This compares to the former weighted average rent on a U.S. GAAP straight-line basis of $4.76 per square foot and the former weighted average cash rent of $4.91 per square foot, representing an increase in the weighted average lease rate of 6% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 1% on a cash basis.

During fiscal 2015, the Company completed work on three building expansions and one parking lot expansion, which resulted in extending the tenants’ lease expirations by approximately ten years from the date of completion for each of the three buildings that were expanded and increasing the tenants’ rent on each of the four expansions. Prior to the lease amendments being executed, these three properties had a remaining weighted average lease term of 5.7 years at the time of completion of the expansion work. By obtaining an additional ten years of lease term from the date of completion of the expansion work, an additional 4.3 years of weighted average term was added to these three leases. Commencing during fiscal 2015, these four lease amendments have resulted in an annual increase in base rent totaling approximately $1,503,000 on a U.S. GAAP straight-line basis and approximately $1,493,000 on a cash basis. The renewed U.S. GAAP straight-line weighted average lease rate for the properties that were expanded is $6.85 per square foot and the renewed weighted average initial cash rent per square foot is $6.83. This compares to the former weighted average rent of $5.84 per square foot on a U.S. GAAP straight-line basis and on an average cash rent basis, representing an increase in the weighted average lease rate of 17.29% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 16.95% on a cash basis.

The six leases that renewed, that were scheduled to expire in fiscal 2015, combined with the four leases that were amended due to expansions, resulted in an increase in the weighted average lease rate for these ten properties of 13.3% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 10.1% on a cash basis. In addition, the six leases that renewed combined with the three leases that were amended in connection with building expansions, resulted in an additional 4.0 years of weighted average term being added to these nine leases.

New leasing activity

During January 2015, the Company entered into a thirty-seven month lease agreement commencing February 1, 2015 with Altec Industries, Inc. to lease 126,880 square feet of the Company’s 382,880 square foot building located in St. Joseph, MO through February 28, 2018. This increased the occupancy of this building from 67% to 100%. Annual rent commenced March 1, 2015 for $348,920, or $2.75 per square foot. The remaining 256,000 square feet is currently being leased to Woodstream Corporation through September 30, 2017.

During September 2015, the Company entered into a 5.25 year lease agreement for its previously vacant 148,000 square foot building located in Fayetteville, NC through February 28, 2021. The lease commenced December 1, 2015 and is with Victory Packaging, L.P., a wholly-owned subsidiary of KapStone Paper and Packaging Corporation, a publicly-owned company. The initial annual rent of $469,160, representing $3.17 per square foot, will commence on March 1, 2016 with 2.5% annual increases thereafter.

During October 2015, the Company entered into a 5.25 year lease agreement for its previously vacant 106,507 square foot building located in Winston-Salem, NC through March 31, 2021. The lease is with Style Crest, Inc. and will commence on January 1, 2016. Initial annual rent of $356,798, representing $3.35 per square foot, will commence on April 1, 2016 with 3.0% annual increases thereafter. Once this lease to Style Crest, Inc. becomes effective, the Company’s overall occupancy rate will increase to 99.5%.

Fiscal 2016 renewals

Approximately 2% of the Company’s gross leasable area, consisting of three leases totaling 325,656 square feet, is scheduled to expire during fiscal 2016. The Company has renewed one of these three leases, consisting of 80,856 square feet or 25% of the gross leasable area scheduled to expire during fiscal 2016. The Company has not incurred any tenant improvement costs or any leasing costs in connection with this lease renewal. The table below summarizes the lease terms of the one lease that was renewed and includes both the tenant improvement costs and the leasing costs which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight-Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight-Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term	Leasing Commissions Cost PSF over Renewal Term

Monaca, PA	Datatel Resources	80,856	$2.87	$2.87	11/30/15	$3.00	$3.00	11/30/17	2.0	$-0-	$-0-

The lease renewal resulted in an additional term of 2.0 years and an initial cash and U.S. GAAP straight-line lease rate of $3.00 per square foot. This compares to the former initial cash and U.S. GAAP straight-line lease rate of $2.87 per square foot, representing an increase in the lease rate of 4.5%. The two remaining leases renewals are under discussion.

Acquisitions and Expansions During Fiscal 2015

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

On December 12, 2014, the Company purchased a newly constructed 599,840 square foot industrial building located in Frankfort, KY, which is in the Lexington MSA. The building is 100% net-leased to Jim Beam Brands Company through January 2025. The purchase price was $28,000,000. The Company obtained a 10 year mortgage, of $19,600,000 at a fixed interest rate of 4.84% with an amortization schedule as follows: amortizing over 18 years during the first 30 months, amortizing over 14 years during the next 30 months, amortizing over 11 years during the next 30 months and amortizing over 8 years during the final 30 months. Annual rental revenue over the remaining term of the lease is approximately $1,989,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

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

On May 7, 2015, the Company purchased a newly constructed 671,354 square foot industrial building located in Greenwood, IN, which is in the Indianapolis MSA. The building is 100% net-leased to ULTA, Inc. through July 2025. The purchase price was $37,484,574. The Company obtained a 15 year self-amortizing mortgage of $24,286,230 at a fixed interest rate of 3.91%. Annual rental revenue over the remaining term of the lease is approximately $2,644,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On August 14, 2015, the Company purchased a newly constructed 304,608 square foot industrial building located in Fort Worth, TX, in the Fort Worth Alliance Airport, which is in the Dallas MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. through April 2030. The purchase price was $35,300,832. The Company obtained a 15 year self-amortizing mortgage of $24,700,000 at a fixed interest rate of 3.56%. Annual rental revenue over the remaining term of the lease is approximately $2,362,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On September 25, 2015, the Company purchased a 63,840 square foot industrial building located in Cincinnati, OH, which was constructed in 2014. The building is 100% net-leased to The American Bottling Company through August 2029. The lease is guaranteed by the parent company, Dr Pepper Snapple Group, Inc. The property was acquired, all-cash, for a purchase price of $6,800,000. Annual rental revenue over the remaining term of the lease is approximately $480,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $50,000 to an Intangible Asset associated with the lease in-place.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation, B/E Aerospace, Inc., ULTA Inc.’s ultimate parent, Ulta Salon, Cosmetics & Fragrance, Inc. and The American Bottling Company’s ultimate parent, Dr Pepper Snapple Group, Inc. are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. Jim Beam Brands Company’s ultimate parent, Suntory Beverage & Food Limited is a publicly-owned company and financial information related to this entity is available at the Tokyo Stock Exchange’s website, www.jpx.co.jp/english and Bunzl Distribution Midcentral, Inc.’s ultimate parent, Bunzl plc is a publicly-owned company and financial information related to this entity is available at the U.K. government’s website, https://www.gov.uk/government/organisations/companies-house. The references in this report to the SEC’s website, the Tokyo Stock Exchange’s website and the U.K. government’s website are not intended to and do not include or incorporate by reference into this report the information on those websites.

Disposition

On September 18, 2015, the Company sold its 160,000 square foot industrial building located in Monroe, NC for $9,000,000, with net sale proceeds to the Company of approximately $8,847,000. The property was sold to Charlotte Pipe and Foundry Company, the tenant that was leasing the property from the Company through July 31, 2017 at an annual rental rate of approximately $571,000. The Company purchased this property in 2001 and it had a historic cost basis of approximately $5,557,000 and a net book value (net of accumulated depreciation) of approximately $3,825,000. The sale resulted in a realized gain of approximately $5,021,000, representing a 131% gain over the depreciated U.S. GAAP basis and a realized gain on a historic cost of approximately $3,290,000, representing a 59% gain over the Company’s historic cost basis.

Expansions

During December 2014, a 62,260 square foot expansion of a building leased to NF&M International, Inc. located in Monaca, PA was completed for a cost of approximately $4,503,000, resulting in a new 10 year lease which extended the current lease expiration date from September 30, 2018 to December 31, 2024. In addition, the expansion resulted in an initial increase in annual rent effective January 1, 2015 from $381,805, or $3.39 per square foot, to $820,000, or $4.69 per square foot. Furthermore, annual rent will increase in year five of the lease effective January 1, 2020 to $841,600, or $4.81 per square foot, resulting in an annualized rent over the new ten year period of $830,800, or $4.75 per square foot.

During June 2015, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in El Paso, TX was completed for a cost of approximately $2,472,000 resulting in an increase in annual rent effective July 1, 2015 from $1,045,610, or $7.25 per square foot to $1,345,289, or $9.33 per square foot.

During June 2015, a 38,428 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Oklahoma City, OK was completed for a cost of approximately $3,332,000, resulting in a new 10 year lease which extended the current lease expiration date from March 31, 2022 to June 30, 2025. In addition, the expansion resulted in an increase in annual rent effective August 1, 2015 from $712,532, or $5.94 per square foot, to $1,048,250, or $6.62 per square foot.

During August 2015, a 48,116 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Waco, TX was completed for a cost of approximately $4,125,000, resulting in a new 10 year lease which extended the current lease expiration date from May 29, 2022 to August 31, 2025. In addition, the expansion resulted in an increase in annual rent effective August 15, 2015 from $659,324, or $6.43 per square foot, to $1,078,383, or $7.16 per square foot.

Comparison of Year Ended September 30, 2015 to Year Ended September 30, 2014

The following tables summarize the Company’s rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category. For the purposes of the following discussion, same store properties are properties owned as of October 1, 2013 that have not been subsequently expanded or sold.

Acquired properties are properties that were acquired subsequent to September 30, 2013. Sixteen properties were acquired during fiscal 2015 and fiscal 2014. Acquired properties include the properties located in Buckner, KY; Edwardsville (Kansas City), KS; Spring (Houston), TX; Altoona, PA; Tulsa, OK and Indianapolis, IN, (all acquired in fiscal 2014) and Lindale (Tyler), TX; Sauget (St. Louis, MO), IL; Rockford, IL; Kansas City, MO; Frankfort (Lexington), KY; Jacksonville, FL; Monroe (Cincinnati), OH; Greenwood (Indianapolis), IN; Fort Worth (Dallas), TX and Cincinnati, OH (all acquired in fiscal 2015).

Nine property expansions were completed during fiscal 2015 and fiscal 2014. Expanded properties include the properties located in Ft. Mill (Charlotte, NC), SC; Richfield (Cleveland), OH; El Paso, TX; Tampa, FL (FedEx Ground); Cocoa, FL, Monaca, PA (NF&M); Oklahoma City, OK and Waco, TX. In addition, the property located in Spring (Houston), TX was expanded, however its activity is included in Acquired properties.

Sold property is one property located in Monroe, NC that was sold on September 18, 2015.

As of September 30, 2015 and 2014, the occupancy rates of the Company’s total property portfolio were 97.7% and 95.9%, respectively.

Rental Revenues	2015	2014	$ Change	% Change

Same Store Properties	$42,414,601	$42,109,581	$305,020	1%
Acquired Properties	15,118,514	5,542,626	9,575,888	173%
Expanded Properties	8,985,030	7,766,625	1,218,405	16%
Sold Property	541,240	93,333	447,907	480%

Total	$67,059,385	$55,512,165	$11,547,220	21%

The increase in rental revenues is mainly due to the increase from the newly acquired properties and expanded properties. Rental revenue from same store properties increased due to the increase in same store occupancy which increased 160 basis points from 94.5% as of September 30, 2014 to 96.1% as of September 30, 2015. In addition the rental revenue from same store properties increased due to an increase in rental rates for the renewed leases as described in the lease renewals and extensions table during fiscal 2015. The rental revenue from the sold property increased because the property was vacant prior to August 2014.

Reimbursement Revenues	2015	2014	$ Change	% Change

Same Store Properties	$7,950,687	$7,366,341	$584,346	8%
Acquired Properties	960,793	183,274	777,519	424%
Expanded Properties	1,774,622	1,607,230	167,392	10%
Sold Property	30,010	3,331	26,679	801%

Total	$10,716,112	$9,160,176	$1,555,936	17%

Our single tenant properties are subject to net-leases which require the tenants to absorb the real estate taxes, insurance and the majority of the repairs and maintenance. As such, the Company is reimbursed by the tenants for these expenses. Therefore, the total increase in reimbursement revenues is partially offset by the increase in real estate taxes, increase in insurance expense and increase in operating expenses. In addition, the increase in reimbursement revenues for same store properties is partially due to the increase in same store occupancy which enabled us to be reimbursed by our tenants for these expenses on properties that were previously vacant. Same store occupancy increased 160 basis points from 94.5% as of September 30, 2014 to 96.1% as of September 30, 2015. The increase in reimbursement revenues is mainly due to increases in real estate taxes, insurance expenses and operating expenses from the newly acquired properties.

Real Estate Taxes	2015	2014	$ Change	% Change

Same Store Properties	$6,180,550	$6,164,615	$15,935	0%
Acquired Properties	667,355	99,470	567,885	571%
Expanded Properties	1,440,506	1,263,916	176,590	14%
Sold Property	73,724	77,610	(3,886)	(5)%

Total	$8,362,135	$7,605,611	$756,524	10%

The increase in real estate taxes is mainly due to the increase from the newly acquired properties as well as increased assessment values on expanded properties.

Operating Expenses	2015	2014	$ Change	% Change

Same Store Properties	$3,159,415	$3,027,025	$132,390	4%
Acquired Properties	426,706	123,855	302,851	245%
Expanded Properties	508,782	469,243	39,539	8%
Sold Property	32,981	91,745	(58,764)	(64)%

Total	$4,127,884	$3,711,868	$416,016	11%

The increase in operating expenses is mainly due to the increase from the newly acquired properties.

Depreciation	2015	2014	$ Change	% Change

Same Store Properties	$12,467,619	$12,226,797	$240,822	2%
Acquired Properties	4,823,387	1,563,716	3,259,671	208%
Expanded Properties	2,283,696	1,988,244	295,452	15%
Sold Property	130,618	130,012	606	0%

Total	$19,705,320	$15,908,769	$3,796,551	24%

The increase in depreciation expense is mainly due to the increase from the newly acquired properties. Depreciation expense from same store properties and expanded properties increased mainly due to additional tenant improvements being depreciated within fiscal 2015.

Interest Expense	2015	2014	$ Change	% Change

Same Store Properties	$10,183,806	$11,398,877	$(1,215,071)	(11%)
Acquired Properties	4,985,596	1,614,254	3,371,342	209%
Expanded Properties	1,858,525	2,009,346	(150,821)	(8)%
Sold Property	71,287	65,876	5,411	8%
Loans Payable	1,458,936	1,016,325	442,611	44%

Total	$18,558,150	$16,104,678	$2,453,472	15%

The increase in interest expense is mainly due to the acquisition of new properties. Interest expense for same store properties decreased mainly due to the decrease in the outstanding balances of the mortgages and the reduction in the weighted average interest rate. The reduction in the outstanding mortgages balance is due to the payoff of five loans during fiscal 2015 totaling $11,176,087 and regularly scheduled principal amortization payments made during fiscal 2015. The weighted average interest rate on the Company’s fixed rate debt as of September 30, 2015 was 4.85% as compared to 5.24% as of September 30, 2014. Loans payable interest expense increased due to the higher weighted average Loans Payable balance maintained during fiscal 2015 as compared to fiscal 2014.

Acquisition Costs

Acquisition costs increased $1,064,208, or 221% during fiscal 2015 as compared to fiscal 2014. The increase is due to the increase in acquisitions during fiscal 2015. Ten properties totaling approximately $191,985,000 were acquired during fiscal 2015 as compared to six properties totaling approximately $97,807,000 that were acquired during fiscal 2014.

General and Administrative Expenses

General and administrative expenses increased $595,991, or 10%, during fiscal 2015 as compared to fiscal 2014. The increase is mainly due to an increase in compensation expense and additional personnel.

Amortization of Financing Costs

Amortization of financing costs increased $560,271, or 77%, during fiscal 2015 as compared to fiscal 2014. The increase is mainly due to the write off of the unamortized deferred loan costs totaling $466,634 associated with four loans that were repaid prior to maturity, one loan repaid prior to maturity in conjunction with the sale of the property located in Monroe, NC and the repayment of the former line of credit facility prior to its maturity.

Interest and Dividend Income

Interest and dividend income for fiscal 2015 was $3,723,867 which is in-line with interest and dividend income of $3,882,597 for fiscal 2014. This is mainly due to the relatively same average carrying value of the REIT securities portfolio during the fiscal year ended September 30, 2015 compared to during the fiscal year September 30, 2014. The REIT securities portfolio weighted average yield for fiscal 2015 was approximately 7.6% as compared to 7.4% for fiscal 2014.

Gain on Sale of Real Estate Investment

Gain on sale of real estate investment for fiscal 2015 represents the gain recognized from the sale of the Company’s 160,000 square foot industrial building located in Monroe, NC for $9,000,000, with net sale proceeds to the Company of approximately $8,847,000. The property was sold to Charlotte Pipe and Foundry Company, the tenant that was leasing the property from the Company through July 31, 2017 at an annual rental rate of approximately $571,000. The Company purchased this property in 2001 and it had a historic cost basis of approximately $5,557,000 and a net book value (net of accumulated depreciation) of approximately $3,825,000. Under U.S. GAAP, the sale resulted in a realized gain of $5,021,242, representing a 131% gain over the depreciated U.S. GAAP basis and a realized gain on a historic cost of approximately $3,290,000, representing a 59% gain over the Company’s historic cost basis. There were no sales of real estate investments during fiscal 2014.

Realized Gain on Sales of Securities Transactions, net

Realized gain on sales of securities transactions, net consisted of the following:

	2015	2014

Gross realized gains	$880,424	$2,222,424
Gross realized losses	(74,911)	(55,658)
Total Realized Gain on Sales of Securities Transactions, net	$805,513	$2,166,766

The Company had an accumulated net unrealized loss on its securities portfolio of $5,441,603 as of September 30, 2015.

Comparison of Year Ended September 30, 2014 to Year Ended September 30, 2013

The following tables summarize the Company’s rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category. For the purposes of the following discussion, same store properties are properties owned as of October 1, 2012 that have not been subsequently expanded.

Acquired properties are properties that were acquired subsequent to September 30, 2012. Twelve properties were acquired during fiscal 2014 and fiscal 2013. Acquired properties include the properties located in Livonia (Detroit), MI; Olive Branch, MS (Milwaukee Electric Tool Corp.); Roanoke, VA; Green Bay, WI; and Stewartville (Rochester), MN, (all acquired in fiscal 2013) and Buckner, KY; Kansas City, KS; Spring (Houston), TX; Altoona, PA; Tulsa, OK and Indianapolis, IN, (all acquired in fiscal 2014).

Seven property expansions were completed during fiscal 2014 and fiscal 2013. Expanded properties include the properties located in Orion, MI; Ft. Mill (Charlotte, NC), SC; Richfield (Cleveland), OH; El Paso, TX; Tampa, FL (FedEx Ground) and Cocoa, FL. In addition, the property located in Spring (Houston), TX was expanded, however its activity is included in Acquired Properties.

As of September 30, 2014 and 2013, the occupancy rates of the Company’s total property portfolio were 95.9% and 96.0%, respectively.

Rental Revenues	2014	2013	$ Change	% Change

Same Store Properties	$37,563,925	$38,259,722	$(695,797)	(2)%
Acquired Properties	10,186,377	2,676,932	7,509,445	281%
Expanded Properties	7,761,863	5,943,655	1,818,208	31%

Total	$55,512,165	$46,880,309	$8,631,856	18%

The increase in rental revenues is mainly due to the increase from the newly acquired properties and expanded properties. Rental revenue from same store properties decreased slightly mainly due to a reduction in rental rates for the renewed leases during fiscal 2014.

Reimbursement Revenues	2014	2013	$ Change	% Change

Same Store Properties	$6,834,424	$5,993,341	$841,083	14%
Acquired Properties	983,099	668,857	314,242	47%
Expanded Properties	1,342,653	1,064,579	278,074	26%

Total	$9,160,176	$7,726,777	$1,433,399	19%

Our single tenant properties are subject to net-leases which require the tenants to absorb the real estate taxes, insurance and the majority of the repairs and maintenance. As such, the Company is reimbursed by the tenants for these expenses. Therefore, the total increase in reimbursement revenues is partially offset by the increase in real estate taxes, increase in insurance expense and the increase in operating expenses. The increase in reimbursement revenues is due to the increase in real estate taxes, increase in insurance expense and increase in operating expenses from the newly acquired properties and the same store properties.

Real Estate Taxes	2014	2013	$ Change	% Change

Same Store Properties	$5,768,803	$4,733,817	$1,034,986	22%
Acquired Properties	813,498	342,207	471,291	138%
Expanded Properties	1,023,310	788,810	234,500	30%

Total	$7,605,611	$5,864,834	$1,740,777	30%

Real estate taxes from same store properties increased mainly due to the Company’s ability to obtain refunds that were received in 2013 and general increases in real estate tax rates.

Operating Expenses	2014	2013	$ Change	% Change

Same Store Properties	$2,907,630	$2,679,299	$228,331	9%
Acquired Properties	376,613	342,170	34,443	10%
Expanded Properties	427,625	342,307	85,318	25%

Total	$3,711,868	$3,363,776	$348,092	10%

Operating expenses from same store properties increased mainly due to increases in insurance premiums, professional fees and repairs and maintenance.

Depreciation	2014	2013	$ Change	% Change

Same Store Properties	$11,003,160	$10,709,739	$293,421	3%
Acquired Properties	3,024,199	695,946	2,328,253	335%
Expanded Properties	1,881,410	1,458,857	422,553	29%

Total	$15,908,769	$12,864,542	$3,044,227	24%

The increase in depreciation expense is mainly due to the increase from the newly acquired properties. Depreciation from same store properties increased slightly mainly due to additional tenant improvements being depreciated within fiscal 2014.

Interest Expense	2014	2013	$ Change	% Change

Same Store Properties	$9,816,247	$11,140,778	$(1,324,531)	(12)%
Acquired Properties	3,116,684	903,039	2,213,645	245%
Expanded Properties	2,155,424	2,299,984	(144,560)	(6%)
Loans Payable	1,016,323	613,153	403,170	66%

Total	$16,104,678	$14,956,954	$1,147,724	8%

The increase in interest expense is mainly due to the acquisition of new properties. Interest expense for same store properties decreased mainly due to the decrease in the outstanding balances of the mortgages and the reduction in the weighted average interest rate. The reduction in the outstanding mortgage balance is due to the payoff of five loans during fiscal 2014 totaling $4,176,804 and regularly scheduled principal amortization payments made during fiscal 2014. The weighted average interest rate on the Company’s fixed rate debt as of September 30, 2014 was 5.24% as compared to 5.63% as of September 30, 2013. Loans payable interest expense increased due to the higher weighted average Loans Payable balance maintained during fiscal 2014 as compared to fiscal 2013.

General and Administrative Expenses

General and administrative expenses increased $726,992, or 15%, during fiscal 2014 as compared to fiscal 2013. The increase is mainly related to an increase in compensation expense.

Interest and Dividend Income

Interest and dividend income for fiscal 2014 was $3,882,597 which is in line with interest and dividend income of $3,885,920 for fiscal 2013. This is mainly due to the relatively same average carrying value of the REIT securities portfolio during the fiscal year ended September 30, 2014 compared to during the fiscal year September 30, 2013. The REIT securities portfolio weighted average yield for fiscal 2014 was approximately 7.4% as compared to 7.0% for fiscal 2013.

Realized Gain on Sales of Securities Transactions, net

Realized gain on sales of securities transactions, net consisted of the following:

	2014	2013

Gross realized gains	$2,222,424	$7,176,022
Gross realized losses	(55,658)	(42,770)
Total Realized Gain on Sales of Securities Transactions, net	$2,166,766	$7,133,252

The Company had an accumulated net unrealized gain on its securities portfolio of $121,356 as of September 30, 2014.

Discontinued Operations

Discontinued Operations during the fiscal year ended September 30, 2013 included the operations for 4.5 months of the Company’s 40,560 square foot building located in Greensboro, NC, which was classified as Held for Sale and sold on February 19, 2013 for net sale proceeds of $1,413,891. Since this property, classified as Held for Sale, was sold prior to fiscal 2014, no activity is reflected as Discontinued Operations in fiscal 2014 or 2015.

The following table summarizes the components of discontinued operations for the fiscal year ended September 30, 2013:

2013

Rental and Reimbursement Revenue	$32,258
Real Estate Taxes	(28,474)
Operating Expenses	(37,924)
Depreciation & Amortization	(20,094)
Loss from Operations of Disposed Property	(54,234)
Gain on Sale of Real Estate Investment	345,794
Income from Discontinued Operations	$291,560

Cash flows from discontinued operations for the fiscal year ended September 30, 2013 are combined with the cash flows from operations within each of the three categories presented. Cash flows from discontinued operations were as follows:

2013

Cash flows from Operating Activities	$(29,080)
Cash flows from Investing Activities	1,413,891
Cash flows from Financing Activities	-0-

The absence of cash flows from discontinued operations did not materially affect future liquidity and capital resources.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not entered into any off-balance sheet arrangements. The following is a summary of the Company’s contractual obligations as of September 30, 2015:

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Mortgage Notes Payable	$373,991,174	$43,142,783	$93,314,837	$59,576,896	$177,956,658
Interest on Mortgage Notes Payable	87,783,135	17,282,947	26,397,050	17,923,750	26,179,388
Loans Payable	85,041,386	250,732	4,790,654	80,000,000	-0-
Interest on Loans Payable	6,513,962	1,818,961	3,243,001	1,452,000	-0-
Purchase of Properties	249,189,515	196,067,977	53,121,538	-0-	-0-
Expansions of Existing Properties	7,765,000	7,765,000	-0-	-0-	-0-
Retirement Benefits	750,000	50,000	100,000	100,000	500,000
Total	$811,034,172	$266,378,400	$180,967,080	$159,052,646	$204,636,046

Mortgage notes payable represents the principal amounts outstanding by scheduled maturity as of September 30, 2015. Interest is payable on these mortgages at fixed rates ranging from 3.45% to 8.12%, with a weighted average interest rate of 4.85%. As of September 30, 2015, the weighted average loan maturity of the mortgage notes payable is 9.0 years. This compares to a weighted average interest rate of 5.24% as of September 30, 2014 and a weighted average loan maturity of the mortgage notes payable of 7.8 years as of September 30, 2014. The above table does not include $33,670,000 of mortgage loans obtained in connection with the purchases of two properties totaling approximately $50,386,000 during the first quarter of fiscal 2016 to date at fixed interest rates ranging from 3.87% to 4.08%, with a weighted interest rate of 3.95%. In addition, the above table does not include commitments the Company has entered into to obtain four mortgage loans totaling $92,116,000 at fixed interest rates ranging from 3.55% to 3.95%, with a weighted average interest rate of 3.81%. Each of these four mortgage loan commitments are in connection with commitments to purchase four properties totaling approximately $135,279,000. Each of these six mortgages not included in the table above is a fifteen year, self-amortizing loan.

Loans Payable represents a $2,404,341 term loan at an annual interest rate of 4.90%, maturing November 29, 2016, a $2,637,045 term loan at a variable annual interest rate of prime plus 0.75% with a floor of 4.50%, maturing on March 9, 2017, and the draw on our unsecured line of credit facility (the “Facility”) of $80,000,000 as of September 30, 2015. The interest rate on the $2,637,045 term loan was 4.50% as of September 30, 2015.

The Facility provides for up to $130,000,000 in available borrowings with a $70,000,000 accordion feature, bringing the total potential availability up to $200,000,000, subject to certain conditions.  The Facility matures in August 2019 and has a one-year extension option, at the option of the Company.  Availability under the Facility, through December 31, 2016, is based on 70% of the value of the borrowing base properties and is based on 60% of the value of the borrowing base properties, thereafter.  The value of the borrowing base properties is determined by applying a 7.0% capitalization rate to the Net Operating Income ("NOI") generated by the Company's unencumbered, wholly-owned industrial properties.  Borrowings under the Facility, up to the first 60% of the value of the borrowing base properties, bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company's leverage ratio. Borrowings under the Facility in excess of 60% of the value of the borrowing base properties bear interest at LIBOR plus 215 basis points to 295 basis points, depending on the company's leverage ratio.  Based on the Company's current leverage ratio, borrowings under the Facility bear interest at LIBOR plus 170 basis points for borrowings up to 60% of the value of the borrowing base properties which was at an interest rate of 1.90% as of September 30, 2015 and LIBOR plus 245 basis points, for borrowings in excess of 60% of the value of the borrowing base properties, which was at an interest rate of 2.65% as of September 30, 2015. As of September 30, 2015 the weighted average interest rate on the $80,000,000 drawn down was 1.98%.  The Company’s former $60,000,000 unsecured revolving line of credit was limited to 60% of the value of the borrowing base properties whose value was determined by applying a 7.5% capitalization rate to the NOI generated by the Company’s unencumbered properties.  In addition, the former unsecured revolving line of credit bore interest at LIBOR plus 175 basis points to 250 basis points depending on the Company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings under the former unsecured revolving line of credit would have borne interest at LIBOR plus 200 basis points.

The contractual obligation for interest on Loans Payable amount is determined using an interest rate of 4.50% for the $2,637,045 term loan, 4.90% for the $2,404,341 term loan and 1.98% on the $80,000,000 unsecured line of credit. In addition, the above table does not include the Company’s obligation under its available margin loan, for which no amount was outstanding as of September 30, 2015.

Purchase of properties represents the purchase price of nine industrial properties totaling approximately 2,375,000 square feet. Two acquisitions amounting to approximately $50,386,000 and totaling approximately 506,000 square feet were completed during the first quarter of fiscal 2016 to date. The Company expects to close on the remaining seven properties amounting to approximately $198,804,000 and totaling approximately 1,869,000 square feet during the remainder of fiscal 2016 and 2017.

Expansions of existing properties represents the remaining costs expected to be incurred as of September 30, 2015 in connection with three property expansions in progress consisting of two building expansions and one parking lot expansion. Total expansion costs are expected to be approximately $7,765,000. Upon completion of the three expansions, annual rent will be increased by approximately $777,000 and each property will provide for a new ten year lease extension from the date of completion for each property being expanded. In addition, the two building expansions will provide additional rentable square feet of approximately 65,700.

Retirement Benefits of $750,000 represent the total future amount to be paid, on an undiscounted basis, relating to one executive officer, Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company. These benefits are based upon a specific employment agreement. The agreement does not require the Company to separately fund the obligation and therefore will be paid from the general assets of the Company. The Company has accrued these benefits on a present value basis over the term of the employment agreement.

Liquidity and Capital Resources

The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations. The Company’s shareholders’ equity increased from $420,631,082 as of September 30, 2014 to $446,010,640 as of September 30, 2015, due the issuance of 4,975,500 shares of common stock in the amount of $48,404,556 through the DRIP, stock compensation expense of $448,895, exercise of stock options consisting of 81,200 shares for total proceeds of $612,410 and net income attributable to common shareholders of $16,998,783. The increases were partially offset by payments of cash distributions paid to common shareholders of $35,522,127 and an increase in Accumulated Other Comprehensive loss of $5,562,959. See further discussion below.

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

As of September 30, 2015, the Company had $12,073,909 in cash and cash equivalents and $54,541,237 in marketable securities subject to term loans of $5,041,386.  In addition, as of September 30, 2015, the Company also had $50,000,000 available on its Facility. The Facility provides for up to $130,000,000 in available borrowings with a $70,000,000 accordion feature, bringing the total potential availability up to $200,000,000, subject to certain conditions.

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

As of September 30, 2015, the Company owned ninety-one properties of which sixty-one are subject to mortgages. On August 27, 2015, the Company entered into an agreement to replace its existing $60,000,000 unsecured revolving line of credit, which was scheduled to mature in June 2016 with a new Facility.  The Facility is syndicated with three banks led by BMO Capital Markets ("BMO"), as sole lead arranger, sole book runner, and Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. ("J.P. Morgan") and RBC Capital Markets ("RBC") as co-syndication agents.  The Facility provides for up to $130,000,000 in available borrowings with a $70,000,000 accordion feature, bringing the total potential availability up to $200,000,000, subject to certain conditions.  The Facility matures in August 2019 and has a one-year extension option, at the option of the Company.  Availability under the Facility, through December 31, 2016, is based on 70% of the value of the borrowing base properties and is based on 60% of the value of the borrowing base properties, thereafter.  The value of the borrowing base properties is determined by applying a 7.0% capitalization rate to the NOI generated by the Company's unencumbered, wholly-owned industrial properties.  Borrowings under the Facility, up to the first 60% of the value of the borrowing base properties, bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company's leverage ratio. Based on the Company's current leverage ratio, borrowings under the Facility bear interest at LIBOR plus 170 basis points for borrowings up to 60% of the value of the borrowing base properties which was at an interest rate of 1.90% as of September 30, 2015 and LIBOR plus 245 basis points, for borrowings in excess of 60% of the value of the borrowing base properties, which was at an interest rate of 2.65% as of September 30, 2015. As of September 30, 2015 the weighted average interest rate on the $80,000,000 drawn down was 1.98%.

The former $60,000,000 unsecured revolving line of credit was limited to 60% of the value of the borrowing base properties whose value was determined by applying a 7.5% capitalization rate to the NOI generated by the Company’s unencumbered properties.  In addition, the former unsecured revolving line of credit bore interest at LIBOR plus 175 basis points to 250 basis points depending on the Company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings under the former unsecured revolving line of credit would have borne interest at LIBOR plus 200 basis points.

In addition, as of September 30, 2015, the Company had Loans Payable of $5,041,386, which consisted of a $2,637,045 term loan secured by 500,000 shares of UMH common stock from The Bank of Princeton and a $2,404,341 term loan secured by 200,000 shares UMH 8.25% Series A preferred stock from Two River Community Bank.

The Company also uses margin loans from time to time for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. The interest rate charged on the margin loans is the bank’s margin rate and was 2.00% as of September 30, 2015 and 2014. The margin loans are due on demand and are collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 50%. At September 30, 2015 and 2014, there were no amounts outstanding under the margin loans.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages.

During fiscal 2015, the Company purchased ten industrial properties totaling approximately 2,729,000 square feet with net-leased terms ranging from seven to fifteen years, resulting in a weighted average lease maturity of 11.9 years. Approximately 964,000 square feet, or 35%, is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation (FDX). The purchase price for the ten properties was approximately $191,985,000 and they are located in Florida, Illinois, Indiana, Kentucky, Missouri, Ohio and Texas. These ten properties generate annualized rental income over the life of their leases of approximately $13,368,000. The funds for these ten acquisitions were provided by eight property level mortgage loans totaling approximately $122,173,000, draws on an unsecured line of credit and cash on hand. The eight mortgages have a weighted average fixed rate of 4.14% with a weighted average maturity of 13.7 years.

On September 18, 2015, the Company sold its 160,000 square foot industrial building located in Monroe, NC for $9,000,000, with net sale proceeds to the Company of approximately $8,847,000. The property was sold to Charlotte Pipe and Foundry Company, the tenant that was leasing the property from the Company through July 31, 2017 at an annual rental rate of approximately $571,000. The Company purchased this property in 2001 and it had a historic cost basis of approximately $5,557,000 and a net book value (net of accumulated depreciation) of approximately $3,825,000. The sale resulted in a realized gain of approximately $5,021,000, representing a 131% gain over the depreciated U.S. GAAP basis and a realized gain on a historic cost of approximately $3,290,000, representing a 59% gain over the Company’s historic cost basis.

In the first quarter of fiscal 2016 to date, the Company purchased two industrial properties totaling approximately 506,000 square feet with net-leased terms of ten years each. Both properties are leased to FedEx Ground Package System, Inc. The purchase price for the two properties was approximately $50,386,000 and they are located in Louisiana and North Carolina. These two properties generate annualized rental income over the life of their respective leases of approximately $3,336,000. In addition, these two industrial properties purchased during fiscal 2016 to date, increased our current total leasable square feet to approximately 14,425,000 and our occupancy rate to 97.8%. The funds for these acquisitions were provided by two property level mortgage loans totaling $33,670,000, draws on an unsecured line of credit and cash on hand. The two mortgages are at fixed rates ranging from 3.87% to 4.08% and have a weighted average interest rate of 3.95%. Each of these mortgages is a fifteen year, self-amortizing loan.

In addition to the two properties purchased during the first quarter of fiscal 2016 to date, we have entered into agreements to purchase seven new build-to-suit, industrial buildings that are currently being developed in Florida, Kansas, Kentucky, Michigan, New York and Washington totaling approximately 1,869,000 square feet with net-leased terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 14.1 years. Approximately 1,732,000 square feet, or 93%, is leased to FedEx Ground Package System, Inc. The purchase price for the seven properties is approximately $198,804,000. Subject to satisfactory due diligence, we anticipate closing these seven transactions during fiscal 2016 and fiscal 2017. In connection with four of the seven properties, the Company has entered into commitments to obtain four mortgages totaling approximately $92,116,000 at fixed rates ranging from 3.55% to 3.95%, with a weighted average interest rate of 3.81%. Each of these mortgages is a fifteen year, self-amortizing loan. The Company may make additional acquisitions in fiscal 2016 and fiscal 2017 and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company also invests in marketable securities of other REITs as a proxy for real estate when more favorable risk adjusted returns are not available, for liquidity, and for additional income. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. The Company from time to time may purchase these securities on margin when there is an adequate yield spread. During fiscal 2015, the Company’s securities portfolio decreased $4,770,166, due to the sale of securities with a cost of $15,395,967 and an increase in the net unrealized loss of $5,562,959 offset by purchases of $16,188,760. The Company recognized gains on sales of securities of $805,513 in addition to earning interest and dividend income of $3,723,867 during fiscal 2015. There was no margin loan balance as of September 30, 2015 and 2014, respectively.

Cash flows provided by operating activities were $38,062,285, $34,856,285 and $27,463,529 for fiscal years ended September 30, 2015, 2014 and 2013, respectively. The increase in cash flows provided from operating activities from fiscal 2014 to fiscal 2015 and from fiscal 2013 to fiscal 2014 is due to the increased income generated from acquisitions of properties and expanded operations.

Cash flows used by investing activities were $194,469,735, $131,809,697 and $60,373,084 for fiscal years ended September 30, 2015, 2014 and 2013, respectively. Cash flows used in investing activities in fiscal 2015 increased as compared to 2014 due mainly to an increase in purchase of real estate. Cash flows used in investing activities in fiscal 2014 increased as compared to 2013 due mainly to an increase in purchase of real estate and an increase in the purchase of securities in fiscal 2014 as compared to fiscal 2013.

Cash flows provided by financing activities were $148,006,698, $105,023,561 and $20,663,209 for fiscal years ended September 30, 2015, 2014 and 2013, respectively. Cash flows from financing activities increased in fiscal 2015 as compared to 2014 due mainly to an increase in proceeds from mortgage loans in the amount of $59,268,058 and net draws on the line of credit of $60,000,000. Cash flows from financing activities increased in fiscal 2014 as compared to 2013 due mainly to the 8,050,000 shares of common stock issued in an underwritten public offering with net proceeds of approximately $65,113,000 in 2014. In addition, cash flows from financing activities increased in fiscal 2014 as compared to 2013 due to a $13,905,000 increase in proceeds from mortgages, a decrease of $11,648,153 in principal payments on mortgages and a $6,127,800 increase in net proceeds received from the issuance of common stock in the DRIP. In addition, the Company paid cash dividends (net of reinvestments), of $27,032,958, $21,906,902 and $18,634,530 for fiscal 2015, 2014 and 2013, respectively.

As of September 30, 2015, the Company had total assets of $915,991,942 and liabilities of $469,981,302. The Company’s total debt to total market capitalization as of September 30, 2015 and 2014 was approximately 39% and 31%, respectively. The Company’s net debt (net of cash and cash equivalents) to total market capitalization as of September 30, 2015 and 2014 was approximately 38% and 29%, respectively. The Company’s net debt, less securities (net of cash and cash equivalents and net of securities) to total market capitalization as of September 30, 2015 and 2014 was approximately 33% and 23%, respectively. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP), in which participants can purchase stock from the Company at a price of approximately 95% of market value. Amounts received in connection with the DRIP, (including dividend reinvestments of $8,489,169, $7,624,528 and $6,781,345 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively), were $48,404,556, $38,090,334 and $31,119,351 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

During fiscal 2015, the Company paid total distributions of $35,522,127, or $0.60 per common share. Of the dividends paid, $8,489,169 was reinvested pursuant to the terms of the DRIP. On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. This represents an annualized dividend rate of $0.64 per share. The Company has maintained or increased its cash dividend for twenty-four consecutive years. The Company paid the distributions from cash flows from operations. Management anticipates maintaining the annual dividend rate of $0.64 per common share although no assurances can be given since various economic factors may reduce the amount of cash flow available to the Company for common dividends. All decisions with respect to the payment of dividends are made by the Company’s Board of Directors.

In fiscal 2015, the Company paid $8,607,032 in preferred stock dividends. The Company is required to pay cumulative dividends on the Series A Preferred Stock in the amount of $1.90625 per share per year, which is equivalent to 7.625% of the $25.00 liquidation value per share. The Company now has a total of 2,139,750 shares of Series A Preferred Stock outstanding, representing an aggregate liquidation preference of $53,493,750. The Company is required to pay cumulative dividends on the Series B Preferred Stock in the amount of $1.96875 per share per year, which is equivalent to 7.875% of the $25.00 liquidation value per share. As of September 30, 2015, the Company has a total of 2,300,000 shares of Series B Preferred Stock outstanding, representing an aggregate liquidation preference of $57,500,000.

During the year ended September 30, 2015, stock options to purchase 81,200 shares were exercised at a weighted average exercise price of $7.54 per share for total proceeds of $612,410. Subsequent to September 30, 2015 to date, options to purchase 95,000 shares were exercised at a weighted average exercise price of $8.09 per share for total proceeds of $768,300.

On an ongoing basis, the Company funds capital expenditures primarily to maintain its properties. These expenditures may also include expansions as requested by tenants, or various tenant improvements on properties which are re-tenanted. The amounts of these expenditures can vary from year to year depending on the age of the properties, tenant negotiations, market conditions and lease turnover.

During the fiscal years ended September 30, 2015 and 2014, the Company completed twelve expansions at nine of its locations, consisting of eight building expansions and four parking lot expansions. Two of the parking lot expansions included the purchase of additional land. The eight building expansions resulted in approximately 438,000 additional square feet. Total costs for all nine property expansions were approximately $39,460,000 and resulted in total increased annual rent of approximately $4,007,000. Each completed expansion resulted in a new ten year lease extension for each property that was expanded. In addition, the Company currently has three property expansions in progress consisting of two building expansions and one parking lot expansion. Total expansion costs are expected to be approximately $7,765,000. Upon completion of the three expansions, annual rent will be increased by approximately $777,000 and each property will provide for a new ten year lease extension from the date of completion for each property being expanded. In addition, the two building expansions will provide additional rentable square feet of approximately 65,700.

New Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-16 to have a material effect on the Company’s consolidated financial statements.

  In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. In August 2015, the FASB issued ASU 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”) providing guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance on this matter, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on that line-of-credit arrangement. The Company is currently in the process of evaluating the impact the adoption of ASU 2015-03 and ASU 2015-15 will have on the Company’s financial position or results of operations.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 focuses to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 will be effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2015-02 to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was anticipated to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which delayed the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. The primary market risk to which management believes the Company is exposed is interest rate risk. The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control contribute to interest rate risk.

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

Approximately $376,396,000 of the Company's long-term debt as of September 30, 2015 bears a fixed weighted average interest rate of 4.85%. Therefore, changes in market interest rates affect the fair value of these instruments. Based on the $80,000,000 currently drawn down on the Facility, if market rates of interest on the Company's variable rate debt increased or decreased by 1%, then the annual increase or decrease in interest costs on the Company's variable rate debt would be approximately $800,000 and the increase or decrease in the fair value of the Company's fixed rate debt as of September 30, 2015 would be approximately $12,000,000.

The following table sets forth information as of September 30, 2015, concerning the Company’s long-term debt obligations, including principal payments by scheduled maturity, weighted average interest rates and estimated fair value:

		Mortgage			Loans
		Notes Payable			Payable

		Weighted			Weighted
Fiscal Year		Average			Average
Ending September 30,	Carrying Value	Interest Rate	Fair Value	Carrying Value	Interest Rate	Fair Value

2016	$9,039,615	5.65%		$-0-
2017	40,109,933	6.44%		5,041,386	4.69%
2018	17,966,763	6.02%		-0-
2019	22,436,032	6.62%		80,000,000	1.98%
2020	7,127,228	6.14%		-0-
Thereafter	277,311,603	4.34%		-0-
Total	$373,991,174	4.85%	$379,923,000	$85,041,386	2.14%	$85,066,000

On August 27, 2015, the Company entered into an agreement to replace its existing $60,000,000 unsecured revolving line of credit, which was scheduled to mature in June 2016, with a new Facility.  The Facility is syndicated with three banks led by BMO, as sole lead arranger, sole book runner, and Bank of Montreal as administrative agent, and includes J.P. Morgan and RBC as co-syndication agents.  The Facility provides for up to $130,000,000 in available borrowings with a $70,000,000 accordion feature, bringing the total potential availability up to $200,000,000, subject to certain conditions.  The Facility matures in August 2019 and has a one-year extension option, at the option of the Company.  Availability under the Facility, through December 31, 2016, is based on 70% of the value of the borrowing base properties and is based on 60% of the value of the borrowing base properties, thereafter.  The value of the borrowing base properties is determined by applying a 7.0% capitalization rate to the NOI generated by the Company's unencumbered, wholly-owned industrial properties.  Borrowings under the Facility, up to the first 60% of the value of the borrowing base properties, bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company's leverage ratio. Borrowings under the Facility in excess of 60% of the value of the borrowing base properties bear interest at LIBOR plus 215 basis points to 295 basis points, depending on the company's leverage ratio.  Based on the Company's current leverage ratio, borrowings under the Facility bear interest at LIBOR plus 170 basis points for borrowings up to 60% of the value of the borrowing base properties which was at an interest rate of 1.90% as of September 30, 2015 and LIBOR plus 245 basis points, for borrowings in excess of 60% of the value of the borrowing base properties, which was at an interest rate of 2.65% as of September 30, 2015. As of September 30, 2015 the weighted average rate interest on the $80,000,000 drawn down was 1.98%.

The former $60,000,000 unsecured revolving line of credit was limited to 60% of the value of the borrowing base properties whose value was determined by applying a 7.5% capitalization rate to the NOI generated by the Company’s unencumbered properties.  In addition, the former unsecured revolving line of credit bore interest at LIBOR plus 175 basis points to 250 basis points depending on the Company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings under the former unsecured revolving line of credit would have borne interest at LIBOR plus 200 basis points.

As of September 30, 2015, the Company had two loans totaling $5,041,386 consisting of a $2,404,341 term loan maturing November 29, 2016 at an annual interest rate of 4.90% and a $2,637,045 term loan maturing on March 9, 2017. Interest on this variable rate term loan accrues at prime plus 0.75% with a floor of 4.50% and the interest rate at September 30, 2015 was 4.50%.

The Company also invests in marketable securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. All securities are classified as available for sale and are carried at fair value.

The Company obtains margin loans, from time to time, which are secured by its marketable securities. There was no balance outstanding on the margin loan as of September 30, 2015 and 2014. The interest rate on the margin account is the bank’s margin rate and was 2.00% as of September 30, 2015 and 2014. In general, the Company may borrow up to 50% of the value of the marketable securities. The value of the marketable securities was $54,541,237 as of September 30, 2015.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Part IV, Item 15 (a) (1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2015	12/31/14	3/31/15	6/30/15	9/30/15

Rental and Reimbursement Revenue	$17,677,530	$18,858,596	$20,672,282	$20,567,089
Lease Termination Income	238,625	-0-	-0-	-0-
Total Expenses	9,582,908	10,305,673	11,351,102	10,875,080
Other Income (Expense)	(2,909,595)	(3,734,243)	(4,145,322)	(4,525,626)
Gain on Sale of Real Estate Investment	-0-	-0-	-0-	5,021,242
Net Income	5,423,652	4,818,680	5,175,858	10,187,625
Net Income Attributable to Common Shareholders	3,271,894	2,666,922	3,024,100	8,035,867
Net Income Attributable to Common Shareholders per diluted share	$0.06	$0.04	$0.05	$0.14

FISCAL 2014	12/31/13	3/31/14	6/30/14	9/30/14

Rental and Reimbursement Revenue	$15,661,155	$16,345,305	$15,739,870	$16,926,011
Lease Termination Income	-0-	-0-	1,182,890	-0-
Total Expenses	8,416,291	8,656,172	8,810,586	9,345,828
Other Income (Expense)	(2,954,666)	(2,931,891)	(2,518,626)	(2,375,877)
Net Income	4,290,198	4,757,242	5,593,548	5,204,306
Net Income Attributable to Common Shareholders	2,138,440	2,605,484	3,441,790	3,052,548
Net Income Attributable to Common Shareholders per diluted share	$0.05	$0.05	$0.07	$0.06

Certain amounts in the Selected Quarterly Financial Data for the prior quarters have been reclassified to conform to the financial statement presentation for the current year.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended September 30, 2015 and 2014.

ITEM 9A- CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management assessed the Company’s internal control over financial reporting as of September 30, 2015. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2015.

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

(c) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited Monmouth Real Estate Investment Corporation’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal ControlIntegrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Monmouth Real Estate Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monmouth Real Estate Investment Corporation maintained in all material respects, effective internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control-Integrated Framework issued by COSO (2013 framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Monmouth Real Estate Investment Corporation as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2015 and our report dated December 9, 2015 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies

a division of O’Connor Davies, LLP

New York, New York

December 9, 2015

(d) Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting during the Company’s fourth fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the Directors and Executive Officers of the Company as of September 30, 2015:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Anna T. Chew	57	Director. Interim Chief Financial Officer (March 2012 to July 2012). Chief Financial Officer (1991 to 2010). For UMH Properties, Inc., an affiliated company, Vice President and Chief Financial Officer (1995 to present) and Director (1995 to present). Ms. Chew is a Certified Public Accountant. Ms. Chew’s extensive public accounting, finance and real estate industry experience is primary, among other reasons, why Ms. Chew serves on our Board.	2007	I
Daniel D. Cronheim	61

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

			1989	I
Catherine B. Elflein	54	Independent Director (2). Certified Public Accountant. Senior Director – Risk Management (2006 to present) at Celgene Corporation, a biopharmaceutical company; Controller of Captive Insurance Companies (2004 to 2006) and Director – Treasury Operations (1998 to 2004) at Celanese Corporation. Ms. Elflein’s extensive experience in accounting, finance and risk management is primary, among other reasons, why Ms. Elflein serves on our Board.	2007	III
Brian H. Haimm	46	Independent Director (2). Chief Financial Officer and Chief Operating Officer (2006 to present) of Ascend Capital, a private equity firm. Mr. Haimm’s extensive experience in accounting, finance and the real estate industry is the primary reason, among others, why Mr. Haimm serves on our Board.	2013	II
61

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Neal Herstik	56	Independent Director (2). Attorney at Law, Gross, Truss & Herstik, PC (1997 to present). Mr. Herstik’s extensive legal experience and experience in the real estate industry are primary, among other reasons, why Mr. Herstik serves on our Board.	2004	II
Matthew I. Hirsch	56	Independent Director (2). Attorney at Law (1985 to present) Law Office of Matthew I. Hirsch; Adjunct Professor of Law, Widener University School of Law (1993 to present). For UMH Properties, Inc., an affiliated company, Director (2013 to present). Mr. Hirsch’s experience with real estate transactions, legal issues relating to real estate and the real estate industry are primary, among other reasons, why Mr. Hirsch serves on our Board.	2000	II
Eugene W. Landy	81	Founder and Chairman of the Board (1968 to present), President and Chief Executive Officer (1968 to April 2013) and Director. Attorney at Law. Partner of the Law Firm of Landy & Landy; Chairman of the Board (1995 to present). For UMH Properties, Inc., an affiliated company, Founder and Chairman of the Board, Director (1969 to present) and President (1969 to 1995). As our Founder and Chairman, Mr. Landy’s unparalleled experience in real estate investing is primary, among other reasons, why Mr. Landy serves on our Board.	1968	III
Michael P. Landy	53

President and Chief Executive Officer (April 2013 to present) and Director. Chief Operating Officer (2011 to April 2013), Executive Vice President (2009 to 2010), Executive Vice President-Investments (2006 to 2009), and Vice President-Investments (2001 to 2006). Member of New York University’s REIT Center Board of Advisors (2013 to present).

For UMH Properties, Inc., an affiliated company, Director (2011 to present), Executive Vice President (2010 to 2012) and Vice President-Investments (2001 to 2010).

Mr. Landy’s role as our President and Chief Executive Officer and extensive experience in real estate finance, investment, capital markets and operations management are primary, among other reasons, why Mr. Landy serves on our Board.

			2007	III

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Samuel A. Landy	55	Director. Attorney at Law (1985 to present), Partner of the Law firm of Landy & Landy. For UMH Properties, Inc., an affiliated company, President and Chief Executive Officer (1995 to present), Vice President (1991 to 1995) and Director (1992 to present). Mr. Landy’s extensive experience in real estate investment and REIT leadership is primary, among other reasons, why Mr. Landy serves on our Board.	1989	III
Kevin S. Miller	46

Chief Financial Officer (July 2012 to present) and Chief Accounting Officer (May 2012 to present). Certified Public Accountant. Assistant Controller and Assistant Vice-President (2005 to May 2012) of Forest City Ratner, a real estate developer, owner and operator and a wholly-owned subsidiary of a publicly-held company, Forest City Enterprises, Inc.

			N/A	N/A
Allison Nagelberg	50

General Counsel (2000 to present). Attorney at Law (1989 to present). Ms. Nagelberg also has a Master of Business Administration in Finance.

For UMH Properties, Inc., an affiliated company, General Counsel (2000 to 2013).

			N/A	N/A
Scott Robinson	45	Lead Independent Director (2). Managing Director, Oberon Securities (2014 to Present). Director, The REIT Center at New York University (2008 to present); Member of New York University’s REIT Center Board of Advisors (2013 to present). Managing Partner, Cadence Capital Group (2009 to 2013); Vice President, Citi Markets and Banking (2006 to 2008) at Citigroup; Senior REIT and CMBS analyst at Standard & Poor’s, (1998 to 2006). Mr. Robinson’s extensive experience in real estate finance and investment is primary, among other reasons, why Mr. Robinson serves on our Board.	2005	I
63

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Stephen B. Wolgin	61

Independent Director (2). Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New Jersey. Partner with the Logan Equity Distressed Fund (2007 to present). Prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis.

For UMH Properties, Inc., an affiliated company, Director (2007 to present).

Mr. Wolgin’s extensive experience as a real estate and finance consultant and experience in the real estate industry are primary, among other reasons, why Mr. Wolgin serves on our Board.

			2003	II

(1)	Class I, II, and III Directors have terms expiring at the annual meetings of the Company’s shareholders to be held in 2016, 2017 and 2018, respectively, and when their respective successors are duly elected and qualify.
(2)	Independent within the meaning of applicable New York Stock Exchange listing standards and SEC rules.

All officers serve at the pleasure of the Board of Directors, subject to the rights, if any, of any officer under any employment contract. Officers are elected by the Board of Directors annually and as may be appropriate to fill a vacancy in an office.

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

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics applicable to its Chief Executive Officer and Chief Financial Officer, as well as the Company’s other officers, directors and employees (the “Code of Ethics”). The Code of Ethics can be found at the Company’s website at www.mreic.com. The Code of Ethics is also available in print to any person without charge who requests a copy by writing or telephoning us at the following address and telephone number: Monmouth Real Estate Investment Corporation, Attention: Stockholder Relations, 3499 Route 9 North, Suite 3-D, Juniper Business Plaza, Freehold, New Jersey 07728, (732) 577-9996. The Company will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding a waiver from any provision of the Code of Ethics for principal officers or directors by disclosing the nature of such amendment of waiver on our website.

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

Throughout this report, the individuals who served as the Company’s Chairman of the Board and the President and Chief Executive Officer and other Officers during fiscal 2015 included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the named executive officers.

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

The Committee believes that each of the above factors is important when determining compensation levels for named executive officers. The Committee reviews and approves the employment contracts for the Chairman of the Board and the President and Chief Executive Officer, and other named executive officers, including performance goals and objectives. The Committee annually evaluates performance of the executive officers in light of those goals and objectives. The Committee considers the Company's performance, relative shareholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to the named executive officers in prior years. The Company uses the annual Compensation Survey published by NAREIT (the “Survey”) as a guide to setting compensation levels. Participant company data is not presented in a manner that specifically identifies any named individual or company. This Survey details compensation by position type and company size with statistical salary and bonus information for each position. The Compensation Committee compares the Company’s salary and bonus amounts to the ranges presented for reasonableness. The Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to executives to meet or exceed established goals.

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

(1)	Provided that FFO is in excess of the dividend

In addition to its determination of the executives’ individual performance levels for 2015, the Committee compared the executives’ total compensation for 2015 to that of similarly-situated personnel in the REIT industry using the NAREIT Compensation Survey described above. The Company’s salary and bonus amounts were compared to the ranges presented for reasonableness. The Company’s total compensation fell in the lowest range (25th percentile) of this Survey.

Bonuses awarded to the other named executive officers are recommended by the Chairman of the Board and the President and Chief Executive Officer and are approved by the Committee. The Committee believes that short-term rewards in the form of cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and performance of the Company and the performance of the individual, which may include comparing such individual’s performance to the preceding year, reviewing the breadth and nature of the senior executives’ responsibilities and valuing special contributions by each such individual. In evaluating the performance of the Company annually, the Committee considers a variety of factors, including, among others, Funds From Operations (FFO), Adjusted Funds From Operations (AFFO), net income, growth in asset size, amount of space under lease and total return to shareholders. The Company considers FFO to be an important measure of an equity REIT’s operating performance and has adopted the definition suggested by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO to mean net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus real estate related depreciation and amortization. The Company defines AFFO as FFO plus acquisition costs less recurring capital expenditures and excluding the following: lease termination income, gains or losses on securities transactions, stock compensation expense, amortization of financing and leasing costs, and straight-line rent adjustments. The Company considers FFO and AFFO to be meaningful additional measures of operating performance, primarily because they exclude the assumption that the value of its real estate assets diminishes predictably over time and because industry analysts have accepted these as performance measures.

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

In fiscal 2015, the Committee received the recommendations from the Chairman of the Board and the President and Chief Executive Officer for the amount of restricted stock and cash bonuses to be awarded. The factors that were considered in awarding the restricted stock and cash bonuses included the following progress that was made by the Company due to the efforts of management:

•	Achieved just under $1.2 billion in total market capitalization resulting in year over year growth of 17% in fiscal 2015
68

•	Achieved over 13.9 million total rentable square feet resulting in year over year growth of 24% in fiscal 2015
•	Generated 11.5% year over year AFFO per share growth in fiscal 2015
•	Located and acquired ten industrial properties totaling approximately 2,729,000 square feet as per its investment strategy without placing undue burden on liquidity
•	During the fiscal years ended September 30, 2014 and 2015, completed nine property expansions totaling $39.5 million, generating over $4.0 million in additional rental revenue and are in the process of completing three additional property expansions totaling $7.7 million which will generate additional rental revenue of approximately $777,000

•	Entered into commitments to acquire nine industrial properties in fiscal 2016 and fiscal 2017 of which two were acquired during the first quarter of fiscal 2016 to date
•	Raised approximately $48.4 million through the DRIP during fiscal 2015
•	Renewed all six leases that were scheduled to expire in fiscal 2015, resulting in a 100% tenant retention rate and on terms resulting in an increase in the weighted average lease rate of 6.3% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 1.0% on a cash basis
•	Achieved 97.7% occupancy
•	Leased up a remaining previous partially vacant property and leased up two previously vacant properties whose leases have or will have become effective subsequent to the fiscal yearend, which will result in an increase in occupancy to 99.5%
•	Managed general and administrative costs to an appropriate level
•	Continued its conservative approach to management of the properties and maintained its cash dividends to shareholders
•	On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share, representing an annualized dividend rate of $0.64 per share resulting in the Company being able to maintain or increase its cash dividend for twenty-four consecutive years.

After considering the recommendations of the Chairman of the Board and the President and Chief Executive Officer, the Committee allocated the individual awards to the named executive officers based on the named executive officers’ individual contributions to these accomplishments. Other factors considered in this allocation included the named executive officers’ responsibilities and years of service.

In addition, the awards were compared to each named executive officers’ total compensation and compared with comparable Real Estate Investment Trusts (REITS) using the annual Compensation Survey published by NAREIT as a guide for setting total compensation. The Company’s salary and bonus amounts were compared to the ranges presented for reasonableness. The Company’s total compensation fell in the lowest range (25th percentile) of this Survey.

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

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive, as well as spouse and dependents where applicable, in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on terms no less favorable than applicable to any other executive; and supplemental disability insurance, at the Company's cost, as agreed to by the Company and the named executive officer. Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended September 30, 2015, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

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

Evaluation

Mr. Eugene Landy is employed under an Amended Employment Agreement with the Company. In January 2015, based on the Committee’s evaluation of his performance, his base compensation under his amended contract was increased from $385,000 to $410,000 per year.

In evaluating Mr. Eugene Landy’s eligibility for an annual bonus, the Committee used the bonus schedule included in Mr. Eugene Landy’s Amended Employment Agreement as a guide.

The Compensation Committee also reviewed the progress made by Mr. Michael Landy, President and Chief Executive Officer. Mr. Michael Landy is employed under an employment agreement with the Company. His base compensation under this contract is $525,000 for fiscal 2015.

In evaluating Mr. Michael Landy’s eligibility for an annual bonus, the Compensation Committee used the bonus schedule included in Mr. Michael Landy’s employment agreement as a guide.

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

Compensation Committee:
Stephen B. Wolgin (Chairman)
Brian Haimm
Matthew I. Hirsch

Summary Compensation Table

The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during the fiscal years ended September 30, 2015, 2014, and 2013 to the named executive officers. There were no other executive officers whose aggregate compensation allocated to the Company for fiscal 2015 exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Restricted Stock Awards (4)	Option Awards ($) (5)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene W. Landy	2015	$403,750	$24,808	$-0-	$59,320	$60,315	$19,075 (1)	$47,000 (2)	$614,268
Chairman of the Board	2014	357,500	27,500	90,000	-0-	34,549	30,625 (1)	42,000 (2)	582,174
	2013	275,000	-0-	-0-	-0-	39,991	59,838 (1)	36,750 (2)	411,579

Michael P. Landy	2015	$525,000	$100,192	$-0-	$158,920	$-0-	$-0-	$60,400 (3)	$844,512
President and Chief	2014	500,000	82,500	60,000	-0-	-0-	-0-	55,200 (3)	697,700
Executive Officer	2013	326,813	67,500		-0-	-0-	-0-	48,350 (3)	442,663

Kevin S. Miller	2015	$239,663	$73,885	$-0-	$99,600	$-0-	$-0-	$10,400 (7)	$423,548
Chief Financial and	2014	228,250	67,500	-0-	101,900	-0-	-0-	9,460	407,110
Accounting Officer	2013	215,000	67,500	-0-	98,700	-0-	-0-	1,260	382,460

Allison Nagelberg (6)	2015	$312,656	$60,601	$-0-	$49,800	$-0-	$-0-	$10,400 (7)	$433,457
General Counsel	2014	252,656	52,500	-0-	-0-	-0-	-0-	7,140	312,296
	2013	181,563	50,000	-0-	-0-	-0-	-0-	-0-	231,563

Notes:

(1)	Accrual for pension and other benefits of $19,075, $30,625 and $59,838 for fiscal 2015, 2014 and 2013, respectively, in accordance with Mr. Landy’s employment agreement.
(2)	Represents Director’s annual board cash retainer fee of $31,000, $26,000 and $23,375 for fiscal 2015, 2014 and 2013, respectively, and Director’s meeting fees of $16,000, $16,000 and $13,375 for fiscal 2015, 2014 and 2013, respectively.
(3)	Represents Director’s annual board cash retainer fee of $31,000, $26,000 and $23,375 for fiscal 2015, 2014 and 2013, respectively, and Director’s meeting fees of $16,000, $16,000 and $13,375 for fiscal 2015, 2014 and 2013, respectively, and fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer and reimbursement of a disability policy.
(4)	The values were established based on the number of shares granted as follows, for fiscal 2015, 7/5/15 - $9.96 and 9/17/15 – $9.52 (see table below for detail), for fiscal 2014, 7/5/14 - $10.19, and for fiscal 2013, 7/5/13 - $9.87.
(5)	The fair value of the stock option grant was based on the Black-Scholes valuation model. See Note 10 to the Consolidated Financial Statements for assumptions used in the model. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.
(6)	Allison Nagelberg, the Company’s General Counsel, was an employee of UMH through December 31, 2013. During the 1st quarter of fiscal 2014 and during fiscal year 2013, approximately 70% of her salary compensation cost was allocated to and reimbursed by the Company for her services, pursuant to a cost sharing arrangement between the Company and UMH. Effective January 1, 2014, Ms. Nagelberg became an employee of MREIC and her salary is no longer allocated between UMH and the Company.
(7)	Consists of fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.
71

Equity Compensation Plan Information

On July 26, 2007, the 2007 Stock Option and Stock Award Plan (the 2007 Plan) was approved by the Company’s shareholders authorizing the grant to officers, directors and key employees, of options to purchase up to 1,500,000 shares of common stock. On May 6, 2010, the Company’s shareholders approved an amendment and restatement of the 2007 Plan. The amendment and restatement made two significant changes: (1) the inclusion of directors as participants in the 2007 Plan, and (2) the ability to grant restricted stock to Directors, officers and key employees. The amendment and restatement also made other conforming, technical and other minor changes. The amendment also makes certain modifications and clarifications, including concerning administration and compliance with applicable tax rules, such as Section 162(m) of the Internal Revenue Code.

Options to purchase 65,000 shares were granted in 2015 and options to purchase 81,200 shares were exercised during fiscal 2015. In addition, during fiscal 2015, 47,000 shares of restricted common stock were granted at a grant date fair value of $9.96 per share and 11,000 shares of restricted common stock were granted with a fair value on the grant date of $9.52. As of September 30, 2015, the number of shares remaining for future grant of stock options or restricted stock under the 2007 Plan is 546,646.

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

Grants of Plan-Based Awards

All restricted stock awards granted during fiscal year 2015 vest 1/5th per year over a five year period and all dividends earned are reinvested in restricted stock. The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of restricted stock and individual grants of stock options made under the 2007 Plan during the fiscal year ended September 30, 2015:

Name	Grant Date	Number of Shares of Restricted Stock	Number of Shares Underlying Options	Exercise Price of Option Award or Fair Value Per Share at Grant Date of Restricted Stock Award	Grant Date Fair Value
Eugene W. Landy	01/05/15	-0-	65,000 (1)	$11.16	$60,315 (2)
Eugene W. Landy	07/05/15	5,000	-0-	9.96	49,800
Eugene W. Landy	09/17/15	1,000	-0-	9.52	9,520
Michael P. Landy	07/05/15	15,000	-0-	9.96	149,400
Michael P. Landy	09/17/15	1,000	-0-	9.52	9,520
Allison Nagelberg	07/05/15	5,000	-0-	9.96	49,800
Kevin S. Miller	07/05/15	10,000	-0-	9.96	99,600

(1)	These options expire 8 years from grant date.
(2)	This value was established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model: expected volatility of 19.78%; risk-free interest rate of 1.97%; dividend yield of 5.38%; expected life of options of 8 years; and -0- estimated forfeitures. The fair value per share granted was $0.93. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan-Based Awards Table was paid or awarded to our named executive officers, are described above under “Compensation Discussion and Analysis” and below under “Employment Agreements.”

Option Exercises and Stock Vested

The following table sets forth summary information concerning option exercises and vesting of restricted stock awards for each of the named executive officers during the fiscal year ended September 30, 2015:

Fiscal Year Ended September 30, 2015
	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($)
Eugene W. Landy	16,375	$55,511	14,498	$141,273(2)
Michael P. Landy	9,825	24,857	7,842	76,204(3)
Allison Nagelberg	-0-	-0-	5,499	53,452(4)
Kevin S. Miller	-0-	-0-	4,398	43,804(5)

(1)	Value realized based on the difference between the closing price of the shares on the NYSE as of the date of exercise less the exercise price of the stock option.
(2)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 4,714 shares vested on 7/5/15 at $9.96 per share; 5,389 shares vested on 8/2/15 at $9.99 per share; 4,156 shares vested on 9/6/15 at $9.21 per share and 239 shares vested on 9/14/15 at $9.24 per share.
(3)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 2,833 shares vested on 7/5/15 at $9.96 per share; 2,368 shares vested on 8/2/15 at $9.99 per share; 2,402 shares vested on 9/6/15 at $9.21 per share and 239 shares vested on 9/14/15 at $9.24 per share.
(4)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 1,959 shares vested on 7/5/15 at $9.96 per share; 1,714 shares vested on 8/2/15 at $9.99 per share and 1,826 shares vested on 9/6/15 at $9.21 per share.
(5)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 4,398 shares vested on 7/5/15 at $9.96 per share.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options and restricted stock outstanding at September 30, 2015:

Fiscal Year Ended September 30, 2015
	Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option exercise price ($)	Option expiration date	Number of Shares That Have Not Vested	Market Value Of Shares that Have Not Vested (2)
Eugene W. Landy					19,903 (3)	$194,054
(1)	-0-	65,000	$11.16	01/05/23
	65,000	-0-	8.94	01/03/22
	65,000	-0-	10.46	01/03/21
	65,000	-0-	9.33	01/03/20
	65,000	-0-	8.72	01/03/19
	65,000	-0-	7.22	01/05/18
	65,000	-0-	7.25	10/20/16
(7)	65,000	-0-	8.22	12/12/15

Michael P. Landy					24,564 (4)	$239,499
	25,000	-0-	$7.25	10/20/16
(8)	25,000	-0-	7.80	03/10/16

Allison Nagelberg	-0-	-0-	$-0-	-	10,826 (5)	$105,554

Kevin S. Miller	-0-	-0-	$-0-	-	25,756 (6)	$251,121

(1)	These options will become exercisable on January 5, 2016.
(2)	Based on the closing price of our common stock on September 30, 2015 of $9.75. Restricted stock awards vest over 5 years.
(3)	4,798 shares vest on July 5, 2016; 8,528 shares vest 1/2 on September 6th over the next 2 years; 491 shares vest 1/2 on September 14th over the next 2 years; 5,086 shares vest 1/5th on July 5th over the next 5 years and 1,000 shares vest 1/5th on September 14th over the next 5 years.
(4)	2,885 shares vest on July 5, 2016; 4,930 shares vest 1/2 on September 6th over the next 2 years; 491 shares vest 1/2 on September 14th over the next 2 years; 15,258 shares vest 1/5th on July 5th over the next 5 years and 1,000 shares vest 1/5th on September 14th over the next 5 years.
(5)	1,993 shares vest on July 5, 2016; 3,747 shares vest 1/2 on September 6th over the next 2 years and 5,086 shares vest 1/5rd on July 5th over the next 5 years.
(6)	6,942 shares vest 1/3th on July 5th over the next 3 years; 8,642 shares vest 1/4th on July 5th over the next 4 years and 10,172 shares vest 1/5th on July 5th over the next 5 years.
(7)	These options were exercised on November 30, 2015.
(8)	These options were exercised on October 14, 2015.

Employment Agreements

Eugene W. Landy, the Company’s Chairman of the Board, executed an Employment Agreement on December 9, 1994, which was amended on June 26, 1997 (the “First Amendment”), on November 5, 2003 (the “Second Amendment”), on April 1, 2008 (the “Third Amendment”), on July 1, 2010 (the “Fourth Amendment”), on April 25, 2013 (the “Fifth Amendment”), and on December 20, 2013 (the “Sixth Amendment”) and on December 18, 2014 (the “Seventh Amendment”) – collectively, the “Amended Employment Agreement”.  Pursuant to the Amended Employment Agreement, Mr. Eugene Landy’s base salary was $385,000 per year, effective January 1, 2014 and $410,000 per year effective January 1, 2015.  He is entitled to receive pension payments of $50,000 per year through 2020; in fiscal 2015, the Company accrued $19,075 in additional compensation expense related to the pension benefits. Mr. Eugene Landy’s incentive bonus schedule is detailed in the Fourth Amendment and is based on progress toward achieving certain target levels of growth in market capitalization, funds from operations and dividends per share.  Pursuant to the Amended Employment Agreement, Mr. Eugene Landy will receive each year, an option to purchase 65,000 shares of the Company’s common stock.  Mr. Eugene Landy is entitled to five weeks paid vacation annually, and he is entitled to participate in the Company’s employee benefit plans.

The Amended Employment Agreement provides for aggregate severance payments of $500,000, payable to Mr. Eugene Landy upon the termination of his employment for any reason in increments of $100,000 per year for five years.  He is entitled to disability payments in the event of his disability (as defined in the Amended Employment Agreement) for a period of three years equal to his base salary.  The Amended Employment Agreement provides for a death benefit of $500,000, payable to Mr. Eugene Landy’s designated beneficiary. Upon the termination of Mr. Eugene Landy’s employment following or as a result of certain types of transactions that lead to a significant increase in the Company’s market capitalization, the Amended Employment Agreement provides that Mr. Eugene Landy will receive a grant of 35,000 to 65,000 shares of the Company’s common stock, depending on the amount of the increase in the Company’s market capitalization; all of his outstanding options to purchase shares of the Company common stock will become immediately vested, and he will be entitled to continue to receive benefits under the Company’s health  insurance and similar plans for one year. In the event of a change in control of the Company, Eugene W. Landy shall receive a lump sum payment of $2,500,000, provided that the sale price of the Company is at least $10 per share of common stock.  A change of control is defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision will not apply to any combination between the Company and UMH.  Payment will be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.   The Amended Employment Agreement is terminable by the Company’s Board of Directors at any time by reason of Mr. Eugene Landy’s death or disability or for cause, which is defined in the Amended Employment Agreement as a termination of the agreement if the Company’s Board of Directors determines in good faith that Mr. Eugene Landy failed to substantially perform his duties to the Company (other than due to his death or disability), or has engaged in conduct the consequences of which are materially adverse to the Company, monetarily or otherwise. Upon termination of the Amended Employment Agreement, Mr. Eugene Landy will remain entitled to the disability, severance, death and pension benefits provided for in the Amended Employment Agreement.

Effective April 9, 2013, Michael P. Landy was appointed President and Chief Executive Officer.  Effective October 1, 2013, the Company and Michael P. Landy entered into a three-year employment agreement, under which Mr. Landy received an annual base salary of $500,000 for fiscal year 2014 with increases of 5% for each of fiscal years 2015 and 2016, plus bonuses and customary fringe benefits. Mr. Landy’s incentive bonus schedule is based on progress toward achieving certain target levels of growth in market capitalization, adjusted funds from operations and dividends per share.  Mr. Landy also receives four weeks’ vacation, annually.  The Company reimburses Mr. Landy for the cost of a disability insurance policy such that, in the event of Mr. Landy’s disability for a period of more than 90 days, Mr. Landy will receive benefits up to 60% of his then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Landy may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company or by Mr. Landy for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Landy shall be entitled to the greater of the base salary due under the remaining term of the agreement or two years’ compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2013, the Company and Kevin S. Miller, Chief Financial and Accounting Officer, entered into a three-year employment agreement, under which Mr. Miller received an annual base salary of $220,000 for calendar year 2013 with increases of 5% for each of calendar years 2014 and 2015, plus bonuses and customary fringe benefits.  Mr. Miller also receives four weeks’ vacation, annually.  The Company reimburses Mr. Miller for the cost of a disability insurance policy such that, in the event of Mr. Miller’s disability for a period of more than 90 days, Mr. Miller will receive benefits up to 60% of his then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Miller will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Miller may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company or by Mr. Miller for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Miller shall be entitled to one year’s base salary at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2014, the Company and Allison Nagelberg, General Counsel, entered into a three-year employment agreement, under which Ms. Nagelberg receives an annual base salary of $275,625 for calendar year 2014, $325,000 for calendar year 2015, and $341,250 for calendar year 2016, plus bonuses and customary fringe benefits.  Ms. Nagelberg also receives four weeks’ vacation, annually.  The Company reimburses Ms. Nagelberg for the cost of a disability insurance policy such that, in the event of Ms. Nagelberg’s disability for a period of more than 90 days, Ms. Nagelberg will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Ms. Nagelberg will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Ms. Nagelberg may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company or Ms. Nagelberg for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Nagelberg shall be entitled to the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement. Prior to January 1, 2014, approximately 30% of Ms. Nagelberg’s compensation was allocated to UMH pursuant to a cost sharing agreement between the Company and UMH.  Effective January 1, 2014, 100% of Ms. Nagelberg’s compensation has been allocated to the Company.

Potential Payments upon Termination of Employment or Change-in-Control

Under the employment agreements with our President and Chief Executive Officer and the other named executive officers listed below, our President and Chief Executive Officer and such other named executive officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control). These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur.  The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at September 30, 2015. Each of the employees named in the table below have restricted stock awards and/or stock option awards which are listed in the “Outstanding Equity Awards at Fiscal Year End” table previously disclosed.  Restricted Stock Awards vest upon the termination of an employee due to death or disability. In addition, restricted stock awards vest on the date of an involuntary termination of employment with the Company if the employee has met the definition of Retirement.  If the termination of employment is for any other reason, including voluntary resignation, termination not for cause or good reason resignation, termination for cause, or termination not for cause or good reason (after a change in control), the restricted stock awards are forfeited.  Regarding the stock option awards, if the termination is for any reason other than a termination for cause, the stock option awards may be exercised until three months after the termination of employment.  If the termination is for cause, the stock option awards are forfeited.

	Voluntary Resignation on 9/30/15	Termination Not for Cause Or Good Reason Resignation on 9/30/15	Termination For Cause on 9/30/15 (1)		Termination Not for Cause or Good Reason Resignation (After a Change-in-Control) on 9/30/15	Disability/ Death on 9/30/15
Eugene W. Landy	$525,684 (3)	$525,684 (3)	$507,885	(2)	$3,025,684 (4)	$1,755,684 (5)
Michael P. Landy	1,102,500 (6)	1,102,500 (6)	10,096	(1)	1,102,500 (6)	1,102,500 (6)
Kevin S. Miller	242,550 (7)	242,550 (7)	4,664	(1)	242,550 (7)	242,550 (7)
Allison Nagelberg	422,500 (8)	422,500 (8)	6,250	(1)	422,500 (8)	422,500 (8)

(1)	Consists of accrued vacation time.
(2)	Consists of severance payments of $500,000, payable $100,000 per year for 5 years and $7,885 of accrued vacation.
76

(3)	Consists of severance payments of $500,000, payable $100,000 per year for 5 years plus the $17,799 estimated cost of continuation of benefits for one year following termination and $7,885 of accrued vacation.
(4)	Mr. Eugene W. Landy shall receive a lump-sum payment of $2,500,000 in the event of a change in control, provided that the sale price of the Company is at least $10 per share of common stock. In addition, if Mr. Eugene W. Landy’s employment agreement is terminated, he receives severance payments of $500,000, continuation of benefits for one year following termination and accrued vacation.
(5)	In the event of a disability, as defined in the agreement, Mr. Eugene W. Landy shall receive disability payments equal to his base salary for a period of three years, continuation of benefits for one year following termination and accrued vacation. He has a death benefit of $500,000 payable to Mr. Eugene W. Landy’s beneficiary.
(6)	Payments are calculated based on Mr. Michael P. Landy’s employment agreement, which is the greater of the base salary due under the remaining term of the agreement or two years’ compensation at the date of termination.
(7)	Payments are calculated based on Mr. Kevin S. Miller’s employment agreement, which is one year’s base salary.
(8)	Payments are calculated based on Ms. Allison Nagelberg’s employment agreement which is the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination.

The Company retains the discretion to compensate any officer upon any future termination of employment or a change-in-control. The Compensation Committee has assessed our compensation program for the purpose of viewing and considering any risks presented by our compensation policies and practices that are likely to have a material adverse effect on us. As part of that assessment, management reviewed the primary elements of our compensation program, including base salary, annual bonus opportunities, equity compensation and severance arrangements. Management’s risk assessment included a review of the overall design of each primary element of our compensation program, and an analysis of the various design features, controls and approval rights in place with respect to compensation paid to management and other employees that mitigate potential risks to us that could arise from our compensation program. Following the assessment, management determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on us and reported the results of the assessment to the Compensation Committee.

Director Compensation

Effective September 1, 2013, Directors received a fee of $4,000 for each Board meeting attended, $500 for each Board telephone meeting attended, and an additional fixed annual fee of $26,000 payable quarterly. Directors appointed to board committees receive $1,200 for each committee meeting attended. Effective January 1, 2015, the Directors annual fee increased to from $26,000 to $31,000. All other fees remained the same.

The table below sets forth a summary of director compensation for the fiscal year ended September 30, 2015:

					Total Fees
	Annual Board	Meeting	Committee	Restricted Stock	Earned or Paid
Director	Cash Retainer	Fees	Fees	Awards (7)	in Cash

Anna T. Chew	$31,000	$16,000	$-0-	$9,520	$56,520
Daniel D. Cronheim	31,000	16,000	-0-	9,520	56,520
Catherine B. Elflein (3)	31,000	16,000	4,800	9,520	61,320
Brian Haimm (2)(3)(4)	31,000	16,000	4,800	9,520	61,320
Neal Herstik (5)	31,000	16,000	-0-	9,520	56,520
Matthew I. Hirsch (2)(3)(4)(5)	31,000	16,000	4,800	9,520	61,320
Charles Kaempffer (1)	31,000	16,000	4,800	-0-	51,800
Samuel A. Landy	31,000	16,000	-0-	9,520	56,520
Scott L. Robinson (3)(6)	31,000	16,000	4,800	9,520	61,320
Eugene Rothenberg (1)	31,000	16,000	-0-	-0-	47,000
Stephen B. Wolgin (2)(3)(4)(5)	31,000	16,000	4,800	9,520	61,320
Total	$341,000	$176,000	$28,800	$85,680	$631,480

As of September 30, 2015, the aggregate number of unvested restricted shares of stock held by each director was as follows: Ms. Chew – 7,494; Mr. Cronheim – 1,755; Ms. Elfein - 1,755; Mr. Herstik - 1,755; Mr. Hirsch – 1,755; Mr. S. Landy – 1,755; Mr. Robinson – 1,755; Mr. Rothenberg – 755 and Mr. Wolgin – 1,755.

Mr. Eugene W. Landy and Mr. Michael P. Landy are inside directors. As such, their director compensation is included in the Summary Compensation Table.

(1)	Emeritus directors are retired directors who have a standing invitation to attend Board of Directors meetings but are not entitled to vote on board resolutions. However, they receive directors’ fees for participation in the board meetings.
(2)	These directors acted as chairs of the Board’s Audit, Compensation and Nominating Committees.
(3)	The Audit Committee for 2015 consists of Mr. Haimm (Chairman), Mr. Hirsch, Mr. Wolgin, Mr. Robinson and Ms. Elflein. The board has determined that Mr. Wolgin, Mr. Robinson, Mr. Haimm and Ms. Elflein are considered “audit committee financial experts” within the meaning of the rules of the SEC and are “financially literate” within the meaning of the listing requirements of the NYSE.
(4)	Mr. Haimm, Mr. Hirsch and Mr. Wolgin (Chairman) are members of the Compensation Committee.
(5)	Mr. Herstik, Mr. Hirsch (Chairman), and Mr. Wolgin are members of the Nominating Committee.
(6)	Mr. Robinson is the Lead Independent Director whose role is to preside over the executive sessions of the non-management directors.
(7)	Each Director received a grant of 1,000 shares of restricted common stock on September 17, 2015 which vests 1/5th every September 17th over the next five years. Fair value on the date of grant was $9.52 per share.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific agreements described above, the Company does not have pension or other post-retirement plans in effect for officers, directors or employees or a nonqualified deferred compensation plan. The present value of accumulated benefit of contractual pension benefits for Mr. Eugene W. Landy is $652,373 as of September 30, 2015. Payments made during the 2015 fiscal year were $50,000. He is entitled to receive pension payments of $50,000 per year through 2020. The Company’s employees may elect to participate in the 401(k) plan of UMH Properties, Inc.

Other Information

Daniel D. Cronheim is a director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and Cronheim Management Services, Inc. (CMSI). Daniel Cronheim received $47,000, $42,000 and $36,750 for director’s fees in 2015, 2014 and 2013, respectively. The Company paid fees to The David Cronheim Mortgage Corporation, an affiliated company of CMSI, of $196,000, $140,000 and $241,500 in mortgage brokerage commissions in fiscal years 2015, 2014 and 2013, respectively.

Compensation Committee Interlocks and Insider Participation

During fiscal 2015, the Compensation Committee consisted of Messrs. Haimm, Hirsch and Wolgin. No member of the Compensation Committee is a current or former officer or employee of the Company. In fiscal 2015, none of our executive officers served on the compensation committee of any entity, or board of directors of any entity that did not have a compensation committee, that had one or more of its executive officers serving on our Compensation Committee. The members of the Compensation Committee did not otherwise have any relationships requiring related-party disclosure in the Company’s Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of the Company’s common stock (the Shares) as of September 30, 2015 by:

•	each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;
•	the Company’s directors;
•	the Company’s executive officers; and
•	all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power over the Shares indicated and that person’s address is c/o Monmouth Real Estate Investment Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-D, Freehold, New Jersey 07728. In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within sixty (60) days of September 30, 2015 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Shares Outstanding (2)
Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, PA 19355	5,611,682	(3)	9.03%
BlackRock Inc. 40 East 52nd Street New York, NY 10022	3,617,853	(4)	5.82%
Oakland Financial Corporation 34200 Mount Road Sterling Heights, MI 48310	3,120,040	(5)	5.02%
Anna T. Chew	360,310	(6)	*
Daniel D. Cronheim	170,248	(7)	*
Catherine B. Elflein	10,481	(8)	*
Brian Haimm	11,500		*
Neal Herstik	12,098	(9)	*
Matthew I. Hirsch	74,066		*
Eugene W. Landy	1,895,144	(10)	3.05%
Michael P. Landy	543,515	(11)	*
Samuel A. Landy	389,918	(12)	*
Kevin S. Miller	34,906	(13)	*
Allison Nagelberg	60,388	(14)	*
Scott Robinson	6,651		*
Katie Rytter	7,248	(15)	*
Stephen B. Wolgin	57,570	(16)	*
Directors and Officers as a group			5.85%

* Less than 1%.

Except as noted below, none of the shares have been pledged as collateral.

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)	Based on the number of Shares outstanding on September 30, 2015, which were 62,123,454.

(3)	Based on Schedule 13F filed with the SEC, Vanguard Group, Inc., as of September 30, 2015, owns 5,611,682 Shares.

(4)	Based on Schedule 13F filed with the SEC, BlackRock Inc., as of September 30, 2015, owns 3,617,853 Shares.

(5)	Based on Schedule 13D filed with the SEC, Oakland Financial Corporation (“Oakland”) and its subsidiaries, as of November 12, 2015, own 3,120,040 Shares; Oakland owns 26,332 Shares, Liberty Bell owns 634 Shares, Cherokee owns 2,910,367 Shares, Erie Manufactured Home Properties, LLC, owns 106,219 Shares, Apache Ventures, LLC, owns 76,393 Shares, and Matthew T. Moroun owns 96 Shares. This filing with the SEC by Oakland indicates that Oakland shares voting and dispositive power with respect to those specific Shares with Liberty Bell, Cherokee, Erie Manufactured Homes and Apache Ventures, all of which are wholly-owned subsidiaries of Oakland. Matthew T. Moroun is the Chairman of the Board and sole shareholder of Oakland, Liberty Bell, Cherokee, Erie Manufactured Homes, and Apache Ventures.

(6)	Includes (a) 282,359 Shares owned jointly with Ms. Chew’s husband; (b) 50,000 Shares issuable upon exercise of stock options that are exercisable within 60 days of September 30, 2015; and (c) 27,951 Shares held in the UMH 401(k) Plan. Ms. Chew is a co-trustee of the UMH 401(k) Plan and has shared voting power, but no dispositive power, over the 151,001 Shares held by the UMH 401(k) Plan. She, however, disclaims beneficial ownership of all of the Shares held by the UMH 401(k) Plan, except for the 27,951 Shares held by the UMH 401(k) Plan for her benefit.

(7)	Includes (a) 80,000 Shares held in a trust for Mr. Cronheim’s two family members, who are minors, to which he disclaims any beneficial interest but he has sole dispositive and voting power and (b) 79,499 Shares pledged in a margin account.

(8)	Includes 3,500 Shares owned jointly with Ms. Elflein’s husband.

(9)	Includes 1,600 Shares owned by Mr. Herstik’s wife.

(10)	Includes (a) 97,914 Shares owned by Mr. Eugene Landy’s wife; (b) 225,427 Shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a trustee and has shared voting and dispositive power; (c) 192,294 Shares held in the Landy & Landy Employees’ Pension Plan over which Mr. Landy has shared voting and dispositive power; (d) 13,048 Shares held in Landy Investments Ltd., over which Mr. Landy has shared voting and dispositive power; (e) 131,200 Shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, over which Mr. Landy has shared voting and dispositive power; (f) 33,183 Shares in Juniper Plaza Associates, over which Mr. Landy has shared voting and dispositive power; (g) 26,212 Shares held in Windsor Industrial Park Associates, over which Mr. Landy has shared voting and dispositive power; (h) 362,576 Shares pledged in a margin account; and (i) 344,116 Shares pledged as security for loans. Includes 455,000 Shares issuable upon the exercise of stock options that are exercisable within 60 days of September 30, 2015. Excludes 65,000 Shares issuable upon the exercise of a stock option not exercisable within 60 days of September 30, 2015.

(11)	Includes (a) 25,060 Shares owned by Mr. Michael Landy’s wife; (b) 142,689 Shares held in custodial accounts for Mr. Landy’s children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote, (c) 53,000 Shares held in EWL Grandchildren Fund, LLC, of which he is co-manager (d) 17,047 Shares held in the UMH 401(k) Plan; and (e) 107,150 Shares pledged in a margin account. Includes 50,000 Shares issuable upon the exercise of stock options that are exercisable within 60 days of September 30, 2015.

(12)	Includes (a) 21,448 Shares owned by Mr. Samuel Landy’s wife; (b) 22,379 Shares in the Samuel Landy Family Limited Partnership; (c) Co-manager of 53,000 Shares held in EWL Grandchildren Fund, LLC; (d) 40,332 Shares pledged in a margin account; (e) 182,086 Shares pledged as security for a loan and (f) 61,365 Shares held in the UMH 401(k) Plan. Mr. Samuel Landy is a co-trustee of the UMH 401(k) Plan and has shared voting power, but no dispositive power, over the 151,001 Shares held by the UMH 401(k) Plan. He, however, disclaims beneficial ownership of all of the Shares held by the UMH 401(k) Plan, except for the 61,365 Shares held by the UMH 401(k) Plan for his benefit.

(13)	Includes 520 Shares held in the UMH 401(k) Plan for Mr. Miller.

(14)	Includes (a) 3,150 Shares owned by Ms. Nagelberg’s husband; (b) 1,552 Shares held in custodial accounts for Ms. Nagelberg’s children under the New Jersey Uniform Transfers to Minors Act with respect to which she disclaims any beneficial interest but she has sole dispositive and voting power and (c) 6,751 Shares held in the UMH 401(k) Plan.

(15)	Includes 440 Shares held in the UMH 401(k) Plan by the Company’s corporate controller, Ms. Rytter.

(16)	Includes 2,713 Shares owned by Mr. Wolgin’s wife. Mr. Wolgin also owns 4,500 shares of the Company’s 7.625% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock).

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and Cronheim Management Services, Inc. (CMSI). Daniel Cronheim received $47,000, $42,000 and $36,750 for Director’s fees in fiscal 2015, 2014 and 2013, respectively. The David Cronheim Mortgage Corporation, an affiliated company of CMSI, received $196,000, $140,000 and $241,500 in mortgage brokerage commissions in fiscal 2015, 2014 and 2013, respectively.

There are six Directors of the Company who are also Directors and shareholders of UMH. The Company holds common and preferred stock of UMH in its securities portfolio. See Note 7 of the Notes to the Consolidated Financial Statements included in this Form 10-K for current holdings.

The Company currently has fourteen full-time employees and one part-time employee. One of the Company’s employees (Director of Investor Relations, promoted to Vice President of Investor Relations in June 2015) was shared with an affiliated entity, UMH Properties, Inc. (UMH) through September 30, 2015. Through September 30, 2015, the Vice President of Investor Relations’ salary was allocated 70% to the Company and 30% to UMH based on the time she worked for each entity. Effective October 1, 2015, the Vice President of Investor Relations began working solely for the Company at which point the Company no longer allocates any portion of her salary to UMH. In addition, the Company’s Chairman of the Board is also the Chairman of the Board of UMH. Effective as of October 1, 2015, other than the Company’s Chairman of the Board, the Company does not share any employees with UMH.

On August 22, 2014, the Company entered into a seven-year lease agreement to occupy 5,680 square feet for the Company’s new corporate office space.  The new corporate office space is located in a new separate suite located in the same building as the Company’s former corporate office space.  The lease became effective January 12, 2015, at which time, the Company ceased to share rent expense with UMH.  Rent for the Company’s new corporate office space is at an annual rate of $99,400 or $17.50 per square foot for years one through five and an annual rate of $100,820 or $17.75 per square foot for years six and seven.  The Company is also responsible for its proportionate share of real estate taxes and common area maintenance.  Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, owns a 24% interest in the entity that is the landlord of the property where the Company’s new corporate office space is located.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

PKF O’Connor Davies served as the Company’s independent registered public accountants for the years ended September 30, 2015 and 2014. A representative from PKF O’Connor Davies is expected to be present at the annual shareholders’ meeting in order to be available to respond to possible inquiries from shareholders’.

The following are fees billed by and accrued to PKF O’Connor Davies in connection with services rendered for the fiscal years ended September 30, 2015 and 2014:

	2015	2014
Audit Fees	$203,450	$204,780
Audit Related Fees	4,200	30,000
Tax Fees	47,500	51,444
All Other Fees	-0-	-0-
Total Fees	$255,150	$286,224

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

All of the services performed by PKF O’Connor Davies for the Company during fiscal 2015 were either expressly pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee Pre-Approval Policy, and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE(S)

(a) (1) The following Financial Statements are filed as part of this report:

(i) Report of Independent Registered Public Accounting Firm	87

(ii) Consolidated Balance Sheets as of September 30, 2015 and 2014	88-89

(iii) Consolidated Statements of Income for the years ended September 30, 2015, 2014 and 2013	90-91

(iv) Consolidated Statements of Comprehensive Income for the years ended September 30, 2015, 2014 and 2013	92

(v) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2015, 2014 and 2013	93-94

(vi) Consolidated Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013	95

(vii) Notes to the Consolidated Financial Statements	96-134

(a) (2) The following Financial Statement Schedule is filed as part of this report:

(i) Schedule III - Real Estate and Accumulated Depreciation as of September 30, 2015	135-143

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

2.2

Agreement and Plan of Merger Among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation, and Route 9 Acquisition, Inc., dated as of March 26, 2007 (incorporated by reference Annex A to the Proxy Statement filed by the Registrant with the Securities and Exchange Commission on June 8, 2007, Registration No. 001-33177).

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

3.3	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2012, Registration No. 001-33177).
3.4	Articles of Amendment (incorporated by reference to Exhibit 5.03 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 28, 2014, Registration No. 001-33177).
3.5

Bylaws of the Company, as amended and restated, dated April 1, 2014 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 1, 2014, Registration No. 001-33177).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1

Specimen certificate of common stock of Monmouth Real Estate Investment Corporation (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2015, Registration No. 001-33177).

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

Third Amendment to Employment Agreement of Eugene W. Landy, dated April 14, 2008 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-33177).

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

10.7	+

Sixth Amendment to Employment Agreement – Eugene W. Landy, dated December 20, 2013 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 20, 2013, Registration No. 001-33177).

10.8	+

Seventh Amendment to Employment Agreement – Eugene W. Landy, dated December 18, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 19, 2014, Registration No. 001-33177).

10.9	+

Employment Agreement – Kevin S. Miller, dated December 28, 2012 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 28, 2012, Registration No. 001-33177).

10.10	+

Employment Agreement - Michael P. Landy, dated September 23, 2013 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 24, 2013, Registration No. 001-33177 and incorporated by reference to Exhibit 99 to the Form 8-K/A filed by the Registrant with the Securities and Exchange Commission on September 26, 2013, Registration No. 001-33177).

10.11	+

Employment Agreement – Allison Nagelberg, dated January 6, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2014, Registration No. 001-33177).

85

10.12	+

Monmouth Real Estate Investment Corporation’s 2007 Stock Option Plan, Amended and Restated (incorporated by reference to Appendix A to the Proxy Statement filed by the Registrant with the Securities and Exchange Committee on March 26, 2010, Registration No.001-33177).

10.13	+

Form of Indemnification Agreement between Monmouth Real Estate Investment Corporation and its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 23, 2012).

10.14	+

Dividend Reinvestment and Stock Purchase Plan of Monmouth Real Estate Investment Corporation (incorporated by reference to Form S-3D filed by the Registrant with the Securities and Exchange Commission on June 26, 2015, Registration No. 333-205304).

10.15	+

Credit Agreement by and among Monmouth Real Estate Investment Corporation, the subsidiary guarantors party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets, as sole lease arranger and sole book runner, and JPMorgan Chase Bank N.A. and Royal Bank of Canada, as co-syndication agents, dated as of August 27, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 28, 2015, Registration No. 001-33177).

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
86

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited the accompanying consolidated balance sheets of Monmouth Real Estate Investment Corporation (the “Company”) as of September 30, 2015 and 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monmouth Real Estate Investment Corporation at September 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 9, 2015 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies

a division of O’Connor Davies, LLP

New York, New York

December 9, 2015

* * *

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

ASSETS	2015	2014

Real Estate Investments:
Land	$134,160,315	$109,858,989
Buildings and Improvements	807,619,001	634,068,423
Total Real Estate Investments	941,779,316	743,927,412
Accumulated Depreciation	(124,978,211)	(107,004,184)
Net Real Estate Investments	816,801,105	636,923,228

Cash and Cash Equivalents	12,073,909	20,474,661
Securities Available for Sale at Fair Value	54,541,237	59,311,403
Tenant and Other Receivables	783,052	1,312,975
Deferred Rent Receivable	5,205,295	3,759,031
Prepaid Expenses	3,931,616	2,764,795
Financing Costs, net of Accumulated Amortization of $3,247,014 and $3,710,149, respectively	5,987,911	4,356,264
Capitalized Lease Costs, net of Accumulated Amortization of $2,534,521 and $1,886,457, respectively	3,407,432	2,741,414
Intangible Assets, net of Accumulated Amortization of $11,153,855 and $9,740,983, respectively	6,115,134	6,490,881
Other Assets	7,145,251	5,622,048

TOTAL ASSETS	$915,991,942	$743,756,700

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30,

LIABILITIES AND SHAREHOLDERS' EQUITY	2015	2014

Liabilities:
Mortgage Notes Payable	$373,991,174	$287,796,006
Loans Payable	85,041,386	25,200,000
Accounts Payable and Accrued Expenses	3,113,274	4,930,041
Other Liabilities	7,835,468	5,199,571
Total Liabilities	469,981,302	323,125,618

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity:
Series A - 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of September 30, 2015 and 2014	53,493,750	53,493,750
Series B - 7.875% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of September 30, 2015 and 2014	57,500,000	57,500,000
Common Stock - $0.01 Par Value Per Share: 200,000,000 Shares Authorized; 62,123,454 and 57,008,754 Shares Issued and Outstanding as of September 30, 2015 and 2014, respectively	621,235	570,088
Excess Stock - $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of September 30, 2015 and 2014, respectively; No Shares Issued or Outstanding as of September 30, 2015 and 2014	-0-	-0-
Additional Paid-In Capital	339,837,258	308,945,888
Accumulated Other Comprehensive Income (Loss)	(5,441,603)	121,356
Undistributed Income	-0-	-0-
Total Shareholders' Equity	446,010,640	420,631,082

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$915,991,942	$743,756,700

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2015	2014	2013
INCOME:
Rental Revenue	$67,059,385	$55,512,165	$46,880,309
Reimbursement Revenue	10,716,112	9,160,176	7,726,777
Lease Termination Income	238,625	1,182,890	690,730
TOTAL INCOME	78,014,122	65,855,231	55,297,816

EXPENSES:
Real Estate Taxes	8,362,135	7,605,611	5,864,834
Operating Expenses	4,127,884	3,711,868	3,363,776
General & Administrative Expenses	6,305,928	5,709,937	4,982,945
Acquisition Costs	1,546,088	481,880	514,699
Depreciation	19,705,320	15,908,769	12,864,542
Amortization of Capitalized Lease Costs and Intangible Assets	2,067,408	1,810,812	2,018,440
TOTAL EXPENSES	42,114,763	35,228,877	29,609,236

OTHER INCOME (EXPENSE):
Interest and Dividend Income	3,723,867	3,882,597	3,885,920
Gain on Sale of Securities Transactions, net	805,513	2,166,766	7,133,252
Interest Expense	(18,558,150)	(16,104,678)	(14,956,954)
Amortization of Financing Costs	(1,286,016)	(725,745)	(647,112)
TOTAL OTHER INCOME (EXPENSE)	(15,314,786)	(10,781,060)	(4,584,894)

INCOME FROM CONTINUING OPERATIONS	20,584,573	19,845,294	21,103,686

Gain on Sale of Real Estate Investment	5,021,242	-0-	-0-
Income from Discontinued Operations	-0-	-0-	291,560

NET INCOME	25,605,815	19,845,294	21,395,246

Less: Preferred Dividends	8,607,032	8,607,032	8,607,032

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$16,998,783	$11,238,262	$12,788,214

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2015	2014	2013
BASIC INCOME – PER SHARE
Income from Continuing Operations	$0.43	$0.40	$0.49
Income from Discontinued Operations	0.00	0.00	0.01
Net Income	0.43	0.40	0.50
Less: Preferred Dividends	(0.14)	(0.17)	(0.20)
Net Income Attributable to Common Shareholders	$0.29	$0.23	$0.30

DILUTED INCOME – PER SHARE
Income from Continuing Operations	$0.43	$0.40	$0.49
Income from Discontinued Operations	0.00	0.00	0.01
Net Income	0.43	0.40	0.50
Less: Preferred Dividends	(0.14)	(0.17)	(0.20)
Net Income Attributable to Common Shareholders	$0.29	$0.23	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	59,085,888	49,829,924	42,275,555
Diluted	59,201,296	49,925,036	42,432,354

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2015	2014	2013

Net Income	$25,605,815	$19,845,294	$21,395,246
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Period	(4,757,446)	298,854	3,738,583
Reclassification Adjustment for Net Gains of Sales of Securities Transactions Realized in Income	(805,513)	(2,166,766)	(7,133,252)
Total Comprehensive Income	20,042,856	17,977,382	18,000,577
Less: Preferred Dividends	8,607,032	8,607,032	8,607,032
Comprehensive Income Attributable to Common Shareholders	$11,435,824	$9,370,350	$9,393,545

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014, AND 2013

	Common Stock	Preferred Stock Series A	Preferred Stock Series B	Additional Paid in Capital
Balance September 30, 2012	$406,967	$53,493,750	$57,500,000	$198,902,485
Shares Issued in Connection with the DRIP (1)	32,433	-0-	-0-	31,086,918
Shares Issued Through the Exercise of Stock Options	1,564	-0-	-0-	1,300,099
Shares Issued Through Restricted Stock Awards	100	-0-	-0-	(100)
Shares Issued Through the Conversion of Debentures	3,821	-0-	-0-	3,496,179
Stock Based Compensation Expense	-0-	-0-	-0-	329,148
Distributions To Common Shareholders	-0-	-0-	-0-	(12,627,661)
Net Income	-0-	-0-	-0-	-0-
Preferred Dividends	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Balance September 30, 2013	444,885	53,493,750	57,500,000	222,487,068
Shares Issued in Connection with the DRIP (1)	42,961	-0-	-0-	38,047,373
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	80,500	-0-	-0-	65,032,186
Shares Issued Through the Exercise of Stock Options	1,642	-0-	-0-	1,325,527
Shares Issued Through Restricted Stock Awards	100	-0-	-0-	(100)
Stock Based Compensation Expense	-0-	-0-	-0-	347,002
Distributions To Common Shareholders	-0-	-0-	-0-	(18,293,168)
Net Income	-0-	-0-	-0-	-0-
Preferred Dividends	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Balance September 30, 2014	570,088	53,493,750	57,500,000	308,945,888
Shares Issued in Connection with the DRIP (1)	49,755	-0-	-0-	48,354,801
Shares Issued Through the Exercise of Stock Options	812	-0-	-0-	611,598
Shares Issued Through Restricted Stock Awards	580	-0-	-0-	(580)
Stock Based Compensation Expense	-0-	-0-	-0-	448,895
Distributions To Common Shareholders	-0-	-0-	-0-	(18,523,344)
Net Income	-0-	-0-	-0-	-0-
Preferred Dividends	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Balance September 30, 2015	$621,235	$53,493,750	$57,500,000	$339,837,258

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014 AND 2013, CONT’D.

	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance September 30, 2012	$-0-	$5,383,937	$315,687,139
Shares Issued in Connection with the DRIP (1)	-0-	-0-	31,119,351
Shares Issued Through the Exercise of Stock Options	-0-	-0-	1,301,663
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Shares Issued Through the Conversion of Debentures	-0-	-0-	3,500,000
Stock Based Compensation Expense	-0-	-0-	329,148
Distributions To Common Shareholders	(12,788,214)	-0-	(25,415,875)
Net Income	21,395,246	-0-	21,395,246
Preferred Dividends	(8,607,032)	-0-	(8,607,032)
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(3,394,669)	(3,394,669)
Balance September 30, 2013	-0-	1,989,268	335,914,971
Shares Issued in Connection with the DRIP (1)	-0-	-0-	38,090,334
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	-0-	-0-	65,112,686
Shares Issued Through the Exercise of Stock Options	-0-	-0-	1,327,169
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	347,002
Distributions To Common Shareholders	(11,238,262)	-0-	(29,531,430)
Net Income	19,845,294	-0-	19,845,294
Preferred Dividends	(8,607,032)	-0-	(8,607,032)
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(1,867,912)	(1,867,912)
Balance September 30, 2014	-0-	121,356	420,631,082
Shares Issued in Connection with the DRIP (1)	-0-	-0-	48,404,556
Shares Issued Through the Exercise of Stock Options	-0-	-0-	612,410
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	448,895
Distributions To Common Shareholders	(16,998,783)	-0-	(35,522,127)
Net Income	25,605,815	-0-	25,605,815
Preferred Dividends	(8,607,032)	-0-	(8,607,032)
Unrealized Net Holding Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(5,562,959)	(5,562,959)
Balance September 30, 2015	$-0-	$(5,441,603)	$446,010,640

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$25,605,815	$19,845,294	$21,395,246
Noncash Items Included in Net Income:
Depreciation & Amortization	23,058,744	18,445,326	15,542,937
Stock Based Compensation Expense	448,895	347,002	329,148
Gain on Sale of Securities Transactions, net	(805,513)	(2,166,766)	(7,133,252)
Gain on Sale of Real Estate Investments	(5,021,242)	-0-	(345,794)
Changes in:
Tenant, Deferred Rent & Other Receivables	(800,203)	(922,107)	(614,639)
Prepaid Expenses	(1,166,821)	(563,525)	(772,816)
Other Assets and Capitalized Lease Costs	(2,359,895)	(1,086,846)	(886,724)
Accounts Payable, Accrued Expenses & Other Liabilities	(897,495)	957,907	(50,577)
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,062,285	34,856,285	27,463,529

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(192,187,485)	(97,374,760)	(66,397,561)
Capital and Land Site Improvements	(10,541,656)	(19,674,128)	(14,031,430)
Proceeds on Sale of Real Estate	8,846,686	-0-	1,413,891
Return of Deposits on Real Estate	3,100,000	2,050,000	720,000
Deposits on Acquisitions of Real Estate	(3,700,000)	(3,250,000)	(2,050,000)
Purchase of Securities Available for Sale	(16,188,760)	(27,840,200)	(13,504,751)
Proceeds from Sale of Securities Available for Sale	16,201,480	14,279,391	33,476,767
NET CASH USED BY INVESTING ACTIVITIES	(194,469,735)	(131,809,697)	(60,373,084)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Mortgage Notes Payable	122,173,058	62,905,000	49,000,000
Principal Payments on Mortgage Notes Payable	(35,977,890)	(25,202,376)	(36,850,529)
Net Proceeds from Loans Payable	59,841,386	3,000,000	17,000,000
Repurchase of Subordinated Convertible Debentures	-0-	-0-	(5,115,000)
Financing Costs Paid on Debt	(2,917,663)	(2,070,790)	(1,769,369)
Proceeds from Underwritten Public Offering of Common Stock, net of offering costs	-0-	65,112,686	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	39,915,387	30,465,806	24,338,006
Proceeds from the Exercise of Stock Options	612,410	1,327,169	1,301,663
Preferred Dividends Paid	(8,607,032)	(8,607,032)	(8,607,032)
Common Dividends Paid, net of Reinvestments	(27,032,958)	(21,906,902)	(18,634,530)
NET CASH PROVIDED BY FINANCING ACTIVITIES	148,006,698	105,023,561	20,663,209

Net Increase (Decrease) in Cash and Cash Equivalents	(8,400,752)	8,070,149	(12,246,346)
Cash and Cash Equivalents at Beginning of Year	20,474,661	12,404,512	24,650,858

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,073,909	$20,474,661	$12,404,512

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation (a Maryland corporation) and its subsidiaries (the Company) operate as a real estate investment trust (REIT), deriving its income primarily from real estate rental operations. As of September 30, 2015 and 2014, rental properties consisted of ninety-one and eighty-two property holdings, respectively. These properties are located in twenty-eight states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. In addition, the Company holds a portfolio of REIT securities which the Company generally limits to no more than approximately 10% of its undepreciated assets.

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

Principles of Consolidation and Non-controlling Interest

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

At September 30, 2015, Monmouth Capital owns a 51% majority interest in Palmer Terrace Realty Associates, LLC (a New Jersey limited liability company) (Palmer Terrace). The Company consolidates the results of operations of Palmer Terrace. Non-controlling interest represents 49% of the members’ equity in Palmer Terrace and is included in Other Liabilities in the accompanying Consolidated Balance Sheet.

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

The purchase price is further allocated to acquired above and below market leases based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. In addition, any remaining amounts of the purchase price are applied to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease. Acquired above and below market leases are amortized to rental revenue over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles is amortized to amortization expense over the remaining lease term. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, deferred rent and the in-place lease value is charged to expense.

Marketable Securities

Investments in securities available for sale primarily consist of marketable common and preferred stock securities of other REITs, which the Company generally limits to no more than approximately 10% of its undepreciated assets. These marketable securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. These securities may be classified among three categories: held-to-maturity, trading, and available-for-sale. The Company normally holds REIT securities on a long term basis and has the ability and intent to hold securities to recovery, therefore as of September 30, 2015 and 2014, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices in active markets. Gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in the unrealized net holding gains (losses) is reflected as Comprehensive Income (loss).

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

Intangible Assets, Capitalized Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases. Upon termination of a lease, the unamortized portion is charged to expense. The weighted-average amortization period upon acquisition for intangible assets recorded during 2015, 2014 and 2013 was 13 years, 14 years and 10 years, respectively.

Costs incurred in connection with the execution of leases are capitalized and amortized over the term of the respective leases. Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms. Costs incurred in connection with obtaining mortgages and other financings and refinancing are deferred and are amortized over the term of the related obligations. Unamortized costs are charged to expense upon prepayment of the obligation. Amortization expense related to these deferred leasing and financing costs were $2,042,520, $1,231,222 and $1,164,852 for the years ended September 30, 2015, 2014 and 2013, respectively. Included in amortization of financing costs for the fiscal year ended September 30, 2015 is the write off of unamortized deferred loan costs totaling $466,634 associated with four loans that were repaid prior to maturity, one loan repaid prior to maturity in conjunction with the sale of the property located in Monroe, NC (as further described in Note 3) and the repayment of the former line of credit facility prior to its maturity (as further described in Note 8). The Company estimates that aggregate amortization expense for existing assets will be approximately $1,621,000, $1,470,000, $1,247,000, $1,067,000 and $711,000 for the fiscal years 2016, 2017, 2018, 2019 and 2020, respectively.

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

The Company provides an allowance for doubtful accounts against the portion of tenant and other receivables, loans receivable and deferred rent receivable which are estimated to be uncollectible. For accounts receivable the Company deems uncollectible, the Company uses the direct write-off method. The Company did not have an allowance for doubtful accounts as of September 30, 2015.

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

During the fiscal year ended September 30, 2015, the Company entered into a lease termination agreement with its tenant, Norton McNaughton of Squire, Inc. (Norton), whereby the Company received a lease termination fee of $238,625 in December 2014, terminating the lease effective January 31, 2015. Prior to the lease termination, Norton leased the Company’s 302,400 square foot building located in its Hanahan, SC location through April 29, 2015 at an annualized rent of approximately $1,389,000, or $4.54 per square foot. Additionally, prior to the lease termination, Norton sub-leased the Company’s space to Science Applications International Corporation (SAIC). In conjunction with the lease termination, the Company simultaneously entered into a lease agreement for four years and three months with SAIC from February 1, 2015 through April 30, 2019 at an initial annualized rent of approximately $1,406,000, or $4.65 per square foot, with 2% increases each year.

Lease Termination Income for the fiscal year ended September 30, 2014 consisted of $1,182,890 from the Company’s former tenant at its 83,000 square foot building located in Roanoke, VA. Lease Termination Income for the fiscal year ended September 30, 2013 consisted of $113,784 from the Company’s former tenant at its 388,671 square foot building located in St. Joseph, MO and $576,946 from the Company’s former tenant at its 160,000 square foot building located in Monroe, NC. Two of the properties associated with these lease termination fees are currently being leased to new tenants and the remaining property was subsequently leased to a new tenant then sold to that tenant. The Company is currently leasing its property located in St. Joseph, MO to two tenants, one tenant through September 30, 2017 and one tenant through February 28, 2018. The Company was leasing its building in Monroe, NC to a single tenant through September 18, 2015, at which time the Company sold the property to the tenant realizing a gain of approximately $5,021,000. In addition, as further described below, the Company is currently leasing its 83,000 square foot building in Roanoke, VA to a single tenant through January 31, 2025.

The Company’s lease with its tenant, Graybar Electric Company (Graybar), at its 26,340 square foot building located in Ridgeland (Jackson), MS has an early termination option which may be exercised at any time on the condition that the Company is provided with six months of notice. The Company has not received notice nor does the Company anticipate that this tenant will exercise its early termination option. Annual rent on both the U.S. GAAP straight-line rent basis and on the cash basis for this location is $109,275 or $4.15 per square foot, and the lease expires in July 2019.

The Company’s lease with its tenant, CHEP USA, Inc. (CHEP), at its 83,000 square foot building located in Roanoke, VA has an early termination option which may be exercised after August 2021, on the condition that the Company is provided with six months of notice and CHEP pays the Company a $500,000 termination fee. The U.S. GAAP straight-line rent per annum for this location is $472,680 or $5.69 per square foot and the cash basis rent is $463,786 or $5.59 per square foot. The lease expires in January 2025.

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

In addition, common stock equivalents of 115,408, 95,112 and 156,799 shares are included in the diluted weighted average shares outstanding for fiscal years 2015, 2014 and 2013, respectively. As of September 30, 2015, 2014 and 2013, options to purchase 65,000, 65,000 and 65,000 shares, respectively, were antidilutive.

Stock Compensation Plan

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $448,895, $347,002 and $329,148 have been recognized in 2015, 2014 and 2013, respectively. Included in Note 10 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted shares.

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

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of September 30, 2015.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of September 30, 2015, the fiscal tax years 2012 through and including 2015 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized holding gains or losses arising during the period on securities available for sale, less any reclassification adjustments for net gains of sales of securities transactions realized in income.

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

New Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-16 to have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. In August 2015, the FASB issued ASU 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”) providing guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance on this matter, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on that line-of-credit arrangement. The Company is currently in the process of evaluating the impact the adoption of ASU 2015-03 and ASU 2015-15 will have on the Company’s financial position or results of operations.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 focuses to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 will be effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2015-02 to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was anticipated to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which delayed the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 2 – REAL ESTATE INVESTMENTS

The following is a summary of the cost and accumulated depreciation of the Company's land, buildings and improvements at September 30, 2015 and 2014:

SEPTEMBER 30, 2015	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$748,115	$4,003,626	$821,527	$3,930,214
Arizona:
Tolleson (Phoenix)	Industrial	1,316,075	13,852,511	4,669,262	10,499,324
Colorado:
Colorado Springs	Industrial	1,270,000	5,925,115	1,336,829	5,858,286
Denver	Industrial	1,150,000	5,204,051	1,304,213	5,049,838
Connecticut:
Newington (Hartford)	Industrial	410,000	3,053,824	1,129,167	2,334,657
Florida:
Cocoa	Industrial	1,881,316	12,208,527	1,793,254	12,296,589
Ft. Myers	Industrial	1,910,000	3,107,447	913,073	4,104,374
Jacksonville (FDX)	Industrial	1,165,000	5,064,421	2,145,184	4,084,237
Jacksonville (FDX Gr)	Industrial	6,000,000	24,645,954	421,298	30,224,656
Lakeland	Industrial	261,000	1,705,211	406,472	1,559,739
Orlando	Industrial	2,200,000	6,341,237	1,307,147	7,234,090
Punta Gorda	Industrial	660,000	3,444,915	742,718	3,362,197
Tampa (FDX Gr)	Industrial	5,000,000	13,448,962	3,799,846	14,649,116
Tampa (FDX)	Industrial	2,830,000	4,735,717	1,135,794	6,429,923
Tampa (Tampa Bay Grand Prix)	Industrial	1,867,000	3,784,066	841,103	4,809,963
Georgia:
Augusta (FDX Gr)	Industrial	614,406	4,714,467	1,137,702	4,191,171
Augusta (FDX)	Industrial	380,000	1,567,032	321,283	1,625,749
Griffin (Atlanta)	Industrial	760,000	14,108,857	3,405,334	11,463,523
Illinois:
Burr Ridge (Chicago)	Industrial	270,000	1,414,201	613,666	1,070,535
Elgin (Chicago)	Industrial	1,280,000	5,646,956	1,976,098	4,950,858
Granite City (St. Louis, MO)	Industrial	340,000	12,046,675	4,171,237	8,215,438
Montgomery (Chicago)	Industrial	2,000,000	9,298,367	2,043,560	9,254,807
Rockford (B/E Aerospace)	Industrial	480,000	4,620,000	118,462	4,981,538
Rockford (Sherwin-Williams)	Industrial	1,100,000	4,451,227	512,938	5,038,289
Sauget (St. Louis, MO)	Industrial	1,890,000	13,310,000	341,282	14,858,718
Schaumburg (Chicago)	Industrial	1,039,800	3,927,839	1,932,902	3,034,737
Wheeling (Chicago)	Industrial	5,112,120	13,425,532	3,392,350	15,145,302
Indiana:
Greenwood (Indianapolis)	Industrial	2,250,000	35,234,574	376,438	37,108,136
Indianapolis	Industrial	3,500,000	20,446,000	608,611	23,337,389
Iowa:
Urbandale (Des Moines)	Industrial	310,000	1,851,895	1,042,050	1,119,845
Kansas:
Edwardsville (Kansas City)(Carlisle Tire)	Industrial	1,185,000	6,040,401	1,957,985	5,267,416
Edwardsville (Kansas City)(International Paper)	Industrial	2,750,000	15,538,753	757,934	17,530,819
Topeka	Industrial	-0-	3,679,843	613,406	3,066,437
Kentucky:
Buckner (Louisville)	Industrial	2,280,000	24,439,716	1,199,729	25,519,987
Frankfort (Lexington)	Industrial	1,850,000	26,150,000	558,761	27,441,239
Maryland:
Beltsville (Washington, DC)	Industrial	3,200,000	11,267,755	3,230,319	11,237,436
Michigan:
Livonia (Detroit)	Industrial	320,000	13,410,533	1,002,083	12,728,450
Orion	Industrial	4,649,971	18,229,798	3,080,057	19,799,712
Romulus (Detroit)	Industrial	531,000	4,069,532	1,691,732	2,908,800
103

SEPTEMBER 30, 2015 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value

Minnesota:
Stewartville (Rochester)	Industrial	$900,000	$4,320,000	$221,538	$4,998,462
White Bear Lake (Minneapolis/St. Paul)	Industrial	1,393,000	3,764,126	831,891	4,325,235
Mississippi:
Olive Branch (Memphis, TN)(Anda Distribution)	Industrial	800,000	13,750,000	1,145,833	13,404,167
Olive Branch (Memphis, TN)(Milwaukee Tool)	Industrial	2,550,000	24,952,797	1,592,066	25,910,731
Richland (Jackson)	Industrial	211,000	1,689,691	748,265	1,152,426
Ridgeland (Jackson)	Industrial	218,000	1,632,794	1,109,322	741,472
Missouri:
Kansas City (Bunzl)	Industrial	1,000,000	8,600,000	202,137	9,397,863
Kansas City (Kellogg)	Industrial	660,000	4,088,374	901,195	3,847,179
Liberty (Kansas City)	Industrial	723,000	6,650,618	2,973,407	4,400,211
O'Fallon (St. Louis)	Industrial	264,000	3,981,913	1,963,226	2,282,687
St. Joseph	Industrial	800,000	12,382,772	4,423,009	8,759,763
Nebraska:
Omaha	Industrial	1,170,000	4,767,281	1,984,805	3,952,476
New Jersey:
Carlstadt (New York, NY) (1)	Industrial	1,194,000	3,695,712	767,084	4,122,628
Freehold	Corporate Office	-0-	769,411	79,572	689,839
Somerset (2)	Shopping Center	34,316	2,660,928	1,318,964	1,376,280
New York:
Cheektowaga (Buffalo)	Industrial	4,796,765	6,164,058	1,370,655	9,590,168
Halfmoon (Albany)	Industrial	1,190,000	4,335,600	389,092	5,136,508
Orangeburg (New York)	Industrial	694,720	3,200,955	2,201,868	1,693,807
North Carolina:
Fayetteville	Industrial	172,000	4,712,522	2,229,107	2,655,415
Winston-Salem	Industrial	980,000	5,942,086	1,980,737	4,941,349
Ohio:
Bedford Heights (Cleveland)	Industrial	990,000	5,789,591	1,337,898	5,441,693
Cincinnati	Industrial	800,000	5,950,000	12,714	6,737,286
Lebanon (Cincinnati)	Industrial	240,000	4,212,425	375,609	4,076,816
Monroe (Cincinnati)	Industrial	1,800,000	11,137,000	166,579	12,770,421
Richfield (Cleveland)	Industrial	2,676,848	13,758,630	2,016,458	14,419,020
Streetsboro (Cleveland)	Industrial	1,760,000	17,840,000	1,601,026	17,998,974
West Chester Twp. (Cincinnati)	Industrial	695,000	5,033,690	1,768,517	3,960,173
Oklahoma:
Oklahoma City	Industrial	1,410,000	11,183,873	723,874	11,869,999
Tulsa	Industrial	790,000	2,958,031	145,342	3,602,689
Pennsylvania:
Altoona	Industrial	1,200,000	7,790,000	382,842	8,607,158
Monaca (Pittsburgh)	Industrial	401,716	7,367,252	2,023,850	5,745,118
South Carolina:
Ft. Mill (Charlotte, NC)	Industrial	1,670,000	13,743,307	1,597,480	13,815,827
Hanahan (Charleston) (SAIC)	Industrial	1,129,000	12,171,592	3,199,452	10,101,140
Hanahan (Charleston) (FDX Gr)	Industrial	930,000	6,684,653	1,550,717	6,063,936
Tennessee:
Chattanooga	Industrial	300,000	4,671,161	1,003,292	3,967,869
Lebanon (Nashville)	Industrial	2,230,000	11,985,126	1,229,231	12,985,895
Memphis	Industrial	1,240,887	13,380,000	1,886,931	12,733,956
Shelby County	Vacant Land	11,065	-0-	-0-	11,065

SEPTEMBER 30, 2015 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value

Texas:
Carrollton (Dallas)	Industrial	$1,500,000	$16,244,300	$2,290,543	$15,453,757
Corpus Christi	Industrial	-0-	4,764,500	427,583	4,336,917
Edinburg	Industrial	1,000,000	6,438,483	742,117	6,696,366
El Paso	Vacant Land	1,136,953	-0-	-0-	1,136,953
El Paso	Industrial	2,088,242	9,205,997	1,176,363	10,117,876
Fort Worth (Dallas)	Industrial	8,200,000	27,100,832	115,816	35,185,016
Houston	Industrial	1,730,000	6,353,107	913,317	7,169,790
Lindale (Tyler)	Industrial	540,000	9,390,000	240,769	9,689,231
Spring (Houston)	Industrial	1,890,000	17,337,523	738,390	18,489,133
Waco	Industrial	1,350,000	11,196,157	636,182	11,909,975
Virginia:
Charlottesville	Industrial	1,170,000	3,174,037	1,295,758	3,048,279
Mechanicsville (Richmond) (FDX)	Industrial	1,160,000	6,579,671	2,465,144	5,274,527
Richmond (United Technologies)	Industrial	446,000	4,314,769	1,049,842	3,710,927
Roanoke (CHEP)	Industrial	1,853,000	5,552,447	1,140,757	6,264,690
Roanoke (FDX Gr)	Industrial	1,740,000	8,460,000	497,115	9,702,885
Wisconsin:
Cudahy (Milwaukee)	Industrial	980,000	8,393,672	2,633,457	6,740,215
Green Bay	Industrial	590,000	5,980,000	306,667	6,263,333

Total as of September 30, 2015		$134,160,315	$807,619,001	$124,978,211	$816,801,105

SEPTEMBER 30, 2014	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$748,115	$4,003,626	$718,459	$4,033,282
Arizona:
Tolleson (Phoenix)	Industrial	1,320,000	13,852,511	4,222,791	10,949,720
Colorado:
Colorado Springs	Industrial	1,270,000	5,925,115	1,183,773	6,011,342
Denver	Industrial	1,150,000	5,204,051	1,170,910	5,183,141
Connecticut:
Newington (Hartford)	Industrial	410,000	3,053,824	1,048,214	2,415,610
Florida:
Cocoa	Industrial	1,881,316	12,134,565	1,476,379	12,539,502
Ft. Myers	Industrial	1,910,000	3,107,447	830,758	4,186,689
Jacksonville	Industrial	1,165,000	5,064,421	1,994,416	4,235,005
Lakeland	Industrial	261,000	1,705,211	349,805	1,616,406
Orlando	Industrial	2,200,000	6,341,237	1,130,923	7,410,314
Punta Gorda	Industrial	660,000	3,444,915	654,316	3,450,599
Tampa (FDX Gr)	Industrial	5,000,000	13,442,815	3,443,461	14,999,354
Tampa (FDX)	Industrial	2,830,000	4,735,717	1,013,718	6,551,999
Tampa (Tampa Bay Grand Prix)	Industrial	1,867,000	3,784,066	741,549	4,909,517
Georgia:
Augusta (FDX Gr)	Industrial	614,406	4,714,467	1,016,983	4,311,890
Augusta (FDX)	Industrial	380,000	1,560,182	278,854	1,661,328
Griffin (Atlanta)	Industrial	760,000	14,108,857	3,043,565	11,825,292
Illinois:
Burr Ridge (Chicago)	Industrial	270,000	1,414,201	571,729	1,112,472
Elgin (Chicago)	Industrial	1,280,000	5,616,644	1,818,881	5,077,763

SEPTEMBER 30, 2014 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value

Granite City (St. Louis, MO)	Industrial	$340,000	$12,046,675	$3,862,348	$8,524,327
Montgomery (Chicago)	Industrial	2,000,000	9,298,367	1,804,234	9,494,133
Rockford	Industrial	1,100,000	4,440,000	398,461	5,141,539
Schaumburg (Chicago)	Industrial	1,039,800	3,927,839	1,829,183	3,138,456
Wheeling (Chicago)	Industrial	5,112,120	13,425,532	3,048,732	15,488,920
Indiana:
Indianapolis	Industrial	3,500,000	20,244,000	85,530	23,658,470
Iowa:
Urbandale (Des Moines)	Industrial	310,000	1,851,895	989,808	1,172,087
Kansas:
Edwardsville (Kansas City)(Carlisle Tire)	Industrial	1,185,000	6,040,401	1,757,878	5,467,523
Edwardsville (Kansas City)(International Paper)	Industrial	2,750,000	15,335,492	360,450	17,725,042
Topeka	Industrial	-0-	3,679,843	519,047	3,160,796
Kentucky:
Buckner (Louisville)	Industrial	2,280,000	24,353,125	572,403	26,060,722
Maryland:
Beltsville (Washington, DC)	Industrial	3,200,000	11,258,484	2,928,970	11,529,514
Michigan:
Livonia (Detroit)	Industrial	320,000	13,380,000	657,564	13,042,436
Orion	Industrial	4,644,950	18,229,798	2,611,640	20,263,108
Romulus (Detroit)	Industrial	531,000	3,952,613	1,588,306	2,895,307
Minnesota:
Stewartville (Rochester)	Industrial	900,000	4,320,000	110,769	5,109,231
White Bear Lake (Minneapolis/St. Paul)	Industrial	1,393,000	3,764,126	735,816	4,421,310
Mississippi:
Olive Branch (Memphis, TN)(Anda Distribution)	Industrial	800,000	13,750,000	793,269	13,756,731
Olive Branch (Memphis, TN)(Milwaukee Tool)	Industrial	2,550,000	24,818,816	954,570	26,414,246
Richland (Jackson)	Industrial	211,000	1,689,691	670,332	1,230,359
Ridgeland (Jackson)	Industrial	218,000	1,632,794	1,039,354	811,440
Missouri:
Kansas City	Industrial	660,000	4,088,374	792,307	3,956,067
Liberty (Kansas City)	Industrial	723,000	6,648,118	2,799,505	4,571,613
O'Fallon (St. Louis)	Industrial	264,000	3,664,456	1,841,402	2,087,054
St. Joseph	Industrial	800,000	12,328,850	4,097,368	9,031,482
Nebraska:
Omaha	Industrial	1,170,000	4,759,890	1,861,078	4,068,812
New Jersey:
Carlstadt (New York, NY) (1)	Industrial	1,194,000	3,644,592	692,084	4,146,508
Freehold	Corporate Office	-0-	212,638	-0-	212,638
Somerset (2)	Shopping Center	55,183	2,457,488	1,264,999	1,247,672
New York:
Cheektowaga (Buffalo)	Industrial	4,796,765	6,164,058	1,209,801	9,751,022
Halfmoon (Albany)	Industrial	1,190,000	4,335,600	277,923	5,247,677
Orangeburg (New York)	Industrial	694,720	3,104,155	2,087,391	1,711,484
North Carolina:
Fayetteville	Industrial	172,000	4,698,749	2,099,986	2,770,763
Monroe	Industrial	500,000	5,000,697	1,600,676	3,900,021
Winston-Salem	Industrial	980,000	5,942,086	1,827,027	5,095,059
Ohio:
Bedford Heights (Cleveland)	Industrial	990,000	5,785,141	1,156,672	5,618,469
Lebanon (Cincinnati)	Industrial	240,000	4,176,000	267,692	4,148,308
Richfield (Cleveland)	Industrial	2,665,751	13,861,436	1,669,399	14,857,788
Streetsboro (Cleveland)	Industrial	1,760,000	17,840,000	1,143,590	18,456,410
106

SEPTEMBER 30, 2014 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value

West Chester Twp. (Cincinnati)	Industrial	$695,000	$5,033,690	$1,589,907	$4,138,783
Oklahoma:
Oklahoma City	Industrial	1,410,000	8,194,165	491,859	9,112,306
Tulsa	Industrial	790,000	2,910,000	68,397	3,631,603
Pennsylvania:
Altoona	Industrial	1,200,000	7,790,000	183,098	8,806,902
Monaca (Pittsburgh)	Industrial	401,716	5,459,960	1,774,380	4,087,296
South Carolina:
Ft. Mill (Charlotte, NC)	Industrial	1,670,000	13,743,307	1,245,088	14,168,219
Hanahan (Charleston) (Norton)	Industrial	1,129,000	11,843,474	2,884,225	10,088,249
Hanahan (Charleston) (FDX Gr)	Industrial	930,000	6,684,653	1,377,244	6,237,409
Tennessee:
Chattanooga	Industrial	300,000	4,671,161	878,045	4,093,116
Lebanon (Nashville)	Industrial	2,230,000	11,985,126	921,920	13,293,206
Memphis	Industrial	1,240,887	13,380,000	1,543,854	13,077,033
Shelby County	Vacant Land	11,065	-0-	-0-	11,065
Texas:
Carrollton (Dallas)	Industrial	1,500,000	16,240,000	1,873,846	15,866,154
Corpus Christi	Industrial	-0-	4,764,500	305,417	4,459,083
Edinburg	Industrial	1,000,000	6,438,483	576,432	6,862,051
El Paso	Vacant Land	1,136,953	-0-	-0-	1,136,953
El Paso	Industrial	2,088,242	8,007,453	957,104	9,138,591
Houston	Industrial	1,730,000	6,350,828	746,453	7,334,375
Spring (Houston)	Industrial	1,890,000	17,336,108	293,838	18,932,270
Waco	Industrial	1,350,000	7,383,000	425,942	8,307,058
Virginia:
Charlottesville	Industrial	1,170,000	3,174,037	1,197,278	3,146,759
Mechanicsville (Richmond) (FDX)	Industrial	1,160,000	6,572,315	2,287,601	5,444,714
Richmond (United Technologies)	Industrial	446,000	4,295,005	871,171	3,869,834
Roanoke (CHEP)	Industrial	1,853,000	5,611,795	947,934	6,516,861
Roanoke (FDX Gr)	Industrial	1,740,000	8,460,000	280,192	9,919,808
Wisconsin:
Cudahy (Milwaukee)	Industrial	980,000	8,393,672	2,412,578	6,961,094
Green Bay	Industrial	590,000	5,980,000	153,333	6,416,667

Total as of September 30, 2014		$109,858,989	$634,068,423	$107,004,184	$636,923,228

(1)	The Company owns a 51% controlling equity interest.
(2)	The Company has a 67% controlling equity interest.

NOTE 3 – ACQUISITIONS, EXPANSIONS AND DISPOSITION

Fiscal 2015

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

On December 12, 2014, the Company purchased a newly constructed 599,840 square foot industrial building located in Frankfort, KY, which is in the Lexington MSA. The building is 100% net-leased to Jim Beam Brands Company through January 2025. The purchase price was $28,000,000. The Company obtained a 10 year mortgage, of $19,600,000 at a fixed interest rate of 4.84% with an amortization schedule as follows: amortizing over 18 years during the first 30 months, amortizing over 14 years during the next 30 months, amortizing over 11 years during the next 30 months and amortizing over 8 years during the final 30 months. Annual rental revenue over the remaining term of the lease is approximately $1,989,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

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

On May 7, 2015, the Company purchased a newly constructed 671,354 square foot industrial building located in Greenwood, IN, which is in the Indianapolis MSA. The building is 100% net-leased to ULTA, Inc. through July 2025. The purchase price was $37,484,574. The Company obtained a 15 year self-amortizing mortgage of $24,286,230 at a fixed interest rate of 3.91%. Annual rental revenue over the remaining term of the lease is approximately $2,644,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On August 14, 2015, the Company purchased a newly constructed 304,608 square foot industrial building located in Fort Worth, TX, in the Fort Worth Alliance Airport, which is in the Dallas MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. through April 2030. The purchase price was $35,300,832. The Company obtained a 15 year self-amortizing mortgage of $24,700,000 at a fixed interest rate of 3.56%. Annual rental revenue over the remaining term of the lease is approximately $2,362,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On September 25, 2015, the Company purchased a 63,840 square foot industrial building located in Cincinnati, OH, which was constructed in 2014. The building is 100% net-leased to The American Bottling Company through August 2029. The lease is guaranteed by the parent company, Dr Pepper Snapple Group, Inc. The property was acquired, all-cash, for a purchase price of $6,800,000. Annual rental revenue over the remaining term of the lease is approximately $480,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $50,000 to an Intangible Asset associated with the lease in-place.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation, B/E Aerospace, Inc., ULTA Inc.’s ultimate parent, Ulta Salon, Cosmetics & Fragrance, Inc. and The American Bottling Company’s ultimate parent, Dr Pepper Snapple Group, Inc. are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. Jim Beam Brands Company’s ultimate parent, Suntory Beverage & Food Limited is a publicly-owned company and financial information related to this entity is available at the Tokyo Stock Exchange’s website, www.jpx.co.jp/english and Bunzl Distribution Midcentral, Inc.’s ultimate parent, Bunzl plc is a publicly-owned company and financial information related to this entity is available at the U.K. government’s website, https://www.gov.uk/government/organisations/companies-house. The references in this report to the SEC’s website, the Tokyo Stock Exchange’s website and the U.K. government’s website are not intended to and do not include or incorporate by reference into this report the information on those websites.

Expansions

In September 2013, a 51,765 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in El Paso, TX was completed for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584, or $7.27 per square foot, to $1,045,610, or $7.25 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2015 to September 30, 2023. During June 2015, a parking lot expansion for the same property was completed for a cost of approximately $2,472,000 resulting in an increase in annual rent effective July 1, 2015 to $1,345,289, or $9.33 per square foot.

During December 2014, a 62,260 square foot expansion of a building leased to NF&M International, Inc. located in Monaca, PA was completed for a cost of approximately $4,503,000, resulting in a new 10 year lease which extended the current lease expiration date from September 30, 2018 to December 31, 2024. In addition, the expansion resulted in an initial increase in annual rent effective January 1, 2015 from $381,805, or $3.39 per square foot, to $820,000, or $4.69 per square foot. Furthermore, annual rent will increase in year five of the lease effective January 1, 2020 to $841,600, or $4.81 per square foot, resulting in an annualized rent over the new ten year period of $830,800, or $4.75 per square foot.

During June 2015, a 38,428 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Oklahoma City, OK was completed for a cost of approximately $3,332,000, resulting in a new 10 year lease which extended the current lease expiration date from March 31, 2022 to June 30, 2025. In addition, the expansion resulted in an increase in annual rent effective August 1, 2015 from $712,532, or $5.94 per square foot, to $1,048,250, or $6.62 per square foot.

During August 2015, a 48,116 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Waco, TX was completed for a cost of approximately $4,125,000, resulting in a new 10 year lease which extended the current lease expiration date from May 29, 2022 to August 31, 2025. In addition, the expansion resulted in an increase in annual rent effective August 15, 2015 from $659,324, or $6.43 per square foot, to $1,078,383, or $7.16 per square foot.

Disposition

On September 18, 2015, the Company sold its 160,000 square foot industrial building located in Monroe, NC for $9,000,000, with net sale proceeds to the Company of approximately $8,847,000. The property was sold to Charlotte Pipe and Foundry Company, the tenant that was leasing the property from the Company through July 31, 2017 at an annual rental rate of approximately $571,000. The Company purchased this property in 2001 and it had a historic cost basis of approximately $5,557,000 and a net book value (net of accumulated depreciation) of approximately $3,825,000. The sale resulted in a realized gain of approximately $5,021,000, representing a 131% gain over the depreciated U.S. GAAP basis and a realized gain on a historic cost of approximately $3,290,000, representing a 59% gain over the Company’s historic cost basis.

Since the sale of this property does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results, the operations generated from this property are not included in Discontinued Operations.

The following table summarizes the operations of the Company’s 160,000 square foot industrial building located in Monroe, NC prior to its sale on September 18, 2015 which are included in the accompanying Consolidated Statements of Income for the fiscal year ended September 30:

	2015	2014	2013

Rental and Reimbursement Revenue	$571,250	$96,664	$23,013
Lease Termination Income	-0-	-0-	576,946
Real Estate Taxes	(73,724)	(77,610)	(101,403)
Operating Expenses	(32,981)	(91,745)	(67,415)
Depreciation & Amortization	(240,865)	(139,426)	(154,902)
Interest Expense	(71,287)	(65,876)	(101,596)
Income (Loss) from Operations	152,393	(277,993)	174,643
Gain on Sale of Real Estate Investment	5,021,242	-0-	-0-
Net Income (Loss)	$5,173,635	$(277,993)	$174,643

Fiscal 2014

Acquisitions

On October 22, 2013, the Company purchased a 46,240 square foot industrial building which was constructed in 2009 and is located in Tulsa, OK. The building is 100% net-leased to The American Bottling Company through February 2024. The lease is guaranteed by the parent company, Dr Pepper Snapple Group, Inc. The purchase price was $3,700,000. The Company obtained a 15 year self-amortizing mortgage of $2,250,000 at a fixed interest rate of 4.58%. Annual rental revenue over the remaining term of the lease is approximately $253,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On October 25, 2013, the Company purchased a newly constructed 558,600 square foot industrial building located in Buckner, KY, which is located in the Louisville metropolitan statistical area (MSA). The building is 100% net-leased to Ralcorp Holdings, Inc., a subsidiary of ConAgra Foods, Inc. through October 2033. The purchase price was $27,070,616. The Company obtained a 20 year self-amortizing mortgage of $18,475,000 at a fixed interest rate of 4.17%. Annual rental revenue over the remaining term of the lease is approximately $2,133,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $437,491 to an Intangible Asset associated with the lease in-place.

On October 31, 2013, the Company purchased a newly constructed 280,000 square foot industrial building located in Edwardsville, KS, which is located in the Kansas City MSA. The building is 100% net-leased to International Paper Company through August 2023. The purchase price was $18,818,825. The Company obtained a 10 year mortgage, of $12,550,000, amortizing over 15 years at a fixed interest rate of 3.45%. Annual rental revenue over the remaining term of the lease is approximately $1,304,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has allocated $733,333 to an Intangible Asset associated with the lease in-place.

On October 31, 2013, the Company purchased a newly constructed 122,522 square foot industrial building located in Altoona, PA. The building is 100% net-leased to FedEx Ground Package System, Inc. through August 2023. The purchase price was $8,990,000. The Company increased its $7,350,000 loan that was obtained in connection with two acquisitions the Company made on September 12, 2013 for the properties located in Green Bay, WI and Stewartville (Rochester), MN. The initial 12 year self-amortizing mortgage was increased by $5,000,000 to $12,350,000 and is at a fixed interest rate of 4.00%. Annual rental revenue over the remaining term of the lease is approximately $651,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On November 19, 2013, the Company purchased a newly constructed 114,923 square foot industrial building located in Spring, TX, which is located in the Houston MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. through August 2023. The purchase price was $15,281,318. The Company obtained a 10 year mortgage of $10,630,000, amortizing over 15 years at a fixed interest rate of 4.01%. Annual rental revenue over the remaining term of the lease is approximately $1,146,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset. On August 21, 2014, a 66,253 square foot expansion of the building was completed bringing the total square feet of the building to 181,176. The building expansion cost approximately $4,345,000 resulting in an increase in annual rent effective September 24, 2014 from $1,146,099, or $9.97 per square foot, to $1,580,572, or $8.72 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from August 31, 2023 to September 30, 2024.

On August 12, 2014, the Company purchased a newly constructed 327,822 square foot industrial building located in Indianapolis, IN. The building is 100% net-leased to FedEx Ground Package System, Inc. through April 2024. The purchase price was $23,744,000. The Company obtained a 10 year mortgage of $14,000,000, amortizing over 13 years at a fixed interest rate of 4.00%. Annual rental revenue over the remaining term of the lease was approximately $1,520,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation, The American Bottling Company’s ultimate parent, Dr Pepper Snapple Group, Inc., Ralcorp Holdings, Inc.’s., ultimate parent ConAgra Foods, Inc. and International Paper Company are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include or incorporate by reference into this report the information on those websites.

Expansions

On December 21, 2012, the Company purchased approximately 4.1 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Orion, MI for $988,579 in order to construct a parking lot. In addition, a 52,154 square foot expansion of a building was completed in June 2013 for a cost of approximately $3,800,000 resulting in an increase in annual rent effective July 1, 2013 from $1,285,265, or $6.64 per square foot, to $1,744,853, or $7.10 per square foot. The parking lot expansion was completed in September 2013 for a total cost of approximately $1,500,000 resulting in an increase in annual rent effective October 1, 2013 to $1,908,221, or $7.77 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from June 30, 2017 to June 30, 2023.

In June 2013, Phase I of a 64,240 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Fort Mill, SC, which is located in the Charlotte, NC MSA, was completed for a cost of approximately $3,483,000 resulting in an increase in annual rent effective July 1, 2013 from $1,023,745, or $9.08 per square foot, to $1,364,761, or $7.71 per square foot. Phase II of the expansion, which consisted of a parking lot expansion, cost approximately $426,000. Phase II was completed in November 2013, resulting in an increase in annual rent effective November 1, 2013 to $1,414,639, or $8.00 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from September 30, 2019 to October 31, 2023.

On July 11, 2013, the Company purchased approximately 14 acres of land adjacent to its property which is leased to FedEx Ground Package System, Inc. located in Richfield, OH, which is located in the Cleveland MSA, for $1,655,166 in order to construct a parking lot. The parking lot expansion was completed in October 2013 and cost approximately $3,142,000. As a result, effective November 1, 2013, the annual rent increased from $644,640, or $8.11 per square foot, to $1,124,384, or $14.15 per square foot. In addition, the Company completed a 51,677 square foot expansion of a building in August 2014, which cost approximately $3,655,000, at which time the annual rent increased to $1,489,907, or $11.36 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from October 31, 2016 to September 30, 2024.

In June 2014, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Tampa, FL was completed for a cost of approximately $788,000 resulting in an increase in annual rent effective July 1, 2014 from $1,412,177, or $8.27 per square foot, to $1,493,325, or $8.74 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from January 31, 2019 to June 30, 2024.

In July 2014, a 55,037 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Cocoa, FL was completed for a cost of approximately $3,734,000 resulting in an increase in annual rent effective September 25, 2014 from $738,504, or $8.29 per square foot, to $1,111,908, or $7.71 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from November 19, 2016 to September 30, 2024.

In August 2014, a 66,253 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Spring, TX, which is located in the Houston MSA, was completed for a cost of approximately $4,345,000 resulting in an increase in annual rent effective September 24, 2014 from $1,146,099, or $9.97 per square foot, to $1,580,572, or $8.72 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the current lease expiration date from August 31, 2023 to September 30, 2024.

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during the first quarter of fiscal 2016 to date (see Note 18) and properties acquired during fiscal 2015 and 2014 assuming that the acquisitions had occurred as of October 1, 2013, after giving effect to certain adjustments including (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Mortgage Notes Payable related to the new acquisitions and (c) Depreciation Expense related to the new acquisitions. In addition, Net Income Attributable to Common Shareholders excludes the Gain on Sale of Real Estate Investment recognized during the fiscal year ended September 30, 2015. Furthermore, the proceeds received from the May 28, 2014 public offering of 8,050,000 shares of the Company’s common stock were used to fund property acquisitions and therefore, the weighted average shares outstanding used in calculating the Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the offering proceeds used to fund acquisitions as if the offering had occurred as of October 1, 2013. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Fiscal Year 2015	Fiscal Year 2014
Rental Revenues	$76,397,400	$73,994,800
Net Income Attributable to Common Shareholders	13,797,200	15,505,100
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.23	$0.28

NOTE 4 – INTANGIBLE ASSETS

Net intangible assets consist of the estimated value of the leases in-place at acquisition for the following properties and are amortized over the remaining term of the lease:

	September 30, 2015	September 30, 2014

Denver, CO	$-0-	$1,340
Hanahan, SC (Charleston) (Norton)	-0-	102,777
Augusta, GA (FDX Gr)	-0-	1,973
Richfield, OH (Cleveland)	51,472	91,321
Colorado Springs, CO	3,729	48,475
Griffin, GA (Atlanta)	84,665	149,515
Roanoke, VA (CHEP)	32,217	84,855
Wheeling, IL (Chicago)	125,060	358,512
Orion, MI	72,976	125,958
Topeka, KS	204,243	237,786
Carrollton, TX (Dallas)	22,260	28,824
Ft. Mill, SC (Charlotte, NC)	358,121	445,586
Lebanon, TN (Nashville)	181,988	202,590
Rockford, IL	164,284	183,752
Edinburg, TX	335,162	391,204
Corpus Christi, TX	135,735	158,676
Halfmoon, NY (Albany)	303,901	352,181
Lebanon, OH (Cincinnati)	334,215	427,491
Olive Branch, MS (Memphis, TN)(Anda Distribution)	1,270,266	1,462,074
Livonia, MI (Detroit)	444,730	513,154
Stewartville (Rochester), MN	35,847	40,424
Buckner, KY (Louisville)	395,565	417,439
Edwardsville, KS (Kansas City) (International Paper)	590,395	664,974
Lindale, TX (Tyler)	306,344	-0-
113

	September 30, 2015	September 30, 2014

Sauget, IL (St. Louis, MO)	$28,886	$-0-
Rockford, IL (B/E Aerospace)	92,053	-0-
Kansas City, KS (Bunzl)	30,658	-0-
Monroe, OH (Cincinnati)	460,362	-0-
Cincinnati, OH	50,000	-0-
Total Intangible Assets, net	$6,115,134	$6,490,881

Amortization expense related to these intangible assets was $1,310,904, $1,305,336 and $1,500,700 for the years ended September 30, 2015, 2014 and 2013, respectively. The Company estimates that aggregate amortization expense for existing intangible assets will be approximately $1,320,000, $1,154,000, $887,000, $835,000 and $792,000 for each of the fiscal years 2016, 2017, 2018, 2019 and 2020, respectively.

NOTE 5 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

As of September 30, 2015, the Company had approximately 13,919,000 square feet of property, of which approximately 6,002,000 square feet, or 43%, consisting of forty-seven separate stand-alone leases, were leased to FedEx Corporation (FDX) and its subsidiaries, (7% to FDX and 36% to FDX subsidiaries). These properties are located in twenty different states. As of September 30, 2015, the only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries and ULTA, Inc., which leased approximately 671,000 square feet, comprising approximately 5% of the Company’s rental space. The tenants that leased more than 5% of total rentable square footage as of September 30, 2015, 2014, and 2013 were as follows:

	2015	2014	2013
FDX and Subsidiaries	43%	44%	44%
ULTA, Inc. (lease commenced fiscal 2015)	5%	N/A	N/A
Milwaukee Electric Tool Corporation (lease commenced fiscal 2013)	N/A	5%	6%
Ralcorp Holdings, Inc. (lease commenced fiscal 2014)	N/A	5%	N/A

During fiscal 2015, the only tenant that accounted for 5% or more of our rental and reimbursement revenue was FDX (including its subsidiaries). Our rental and reimbursement revenue from FDX and its subsidiaries totaled approximately $41,954,000, $35,007,000 and $29,241,000, or 54% (8% from FDX and 46% from FDX subsidiaries), 54% (10% from FDX and 44% from FDX subsidiaries) and 53% (12% from FDX and 41% from FDX subsidiaries) of total rent and reimbursement revenues for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the fiscal years ended September 30, 2015, 2014 and 2013.

NOTE 6 – DISCONTINUED OPERATIONS

Prior to the adoption of ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, Discontinued Operations during the fiscal year ended September 30, 2013 included the operations for 4.5 months of the Company’s 40,560 square foot building located in Greensboro, NC which was classified as Held for Sale and sold on February 19, 2013 for net sale proceeds of $1,413,891. Since this property, classified as Held for Sale, was sold prior to fiscal 2014, no activity is reflected as Discontinued Operations in fiscal 2014 or 2015.

The following table summarizes the components of discontinued operations for the fiscal year ended September 30, 2013:

2013

Rental and Reimbursement Revenue	$32,258
Real Estate Taxes	(28,474)
Operating Expenses	(37,924)
Depreciation & Amortization	(20,094)
Loss from Operations of Disposed Property	(54,234)
Gain on Sale of Real Estate Investment	345,794
Income from Discontinued Operations	$291,560

Cash flows from discontinued operations for the fiscal year ended September 30, 2013 are combined with the cash flows from operations within each of the three categories presented. Cash flows from discontinued operations were as follows:

2013

Cash flows from Operating Activities	$(29,080)
Cash flows from Investing Activities	1,413,891
Cash flows from Financing Activities	-0-

The absence of cash flows from discontinued operations did not materially affect future liquidity and capital resources.

NOTE 7 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily consist of marketable common and preferred stock securities of other REITs. The Company generally limits its investment in marketable securities to be no more than approximately 10% of its undepreciated assets. The Company does not own more than 10% of the outstanding shares of any of these issuers, nor does it have a controlling financial interest.

The following is a listing of investments in securities at September 30, 2015:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
Campus Crest Communities, Inc.	A	8.00%	10,000	$250,000	$243,300
CBL & Associates Properties, Inc.	D	7.375%	30,000	745,840	750,900
Cedar Realty Trust, Inc.	B	7.25%	30,600	718,317	727,975
Chesapeake Lodging Trust	A	7.75%	20,000	500,000	520,000
Condor Hospitality	A	8.00%	17,000	170,005	108,800
Corporate Office Properties Trust	L	7.375%	26,688	658,957	680,544
Dynex Capital, Inc.	A	8.50%	10,000	250,000	241,000
EPR Properties	F	6.625%	15,000	352,908	369,750
General Growth Properties, Inc.	A	6.375%	4,636	107,852	112,469
Grace Acquisitions I	B	8.75%	29,000	3,480	696,000
Investors Real Estate Trust	B	7.95%	20,000	500,000	515,200
iStar Financial, Inc.	D	8.00%	3,468	71,502	83,406
iStar Financial, Inc.	E	7.875%	3,400	54,116	80,410
iStar Financial, Inc.	F	8.00%	20,000	429,846	470,200
iStar Financial, Inc.	I	7.50%	41,383	872,236	953,464
Kilroy Realty Corporation	H	6.375%	23,016	547,953	575,142
Pennsylvania Real Estate Investment Trust	A	8.25%	44,000	1,100,885	1,150,600
Pennsylvania Real Estate Investment Trust	B	7.375%	30,455	760,911	772,034
Summit Hotel Properties, Inc.	B	7.875%	10,000	250,000	260,000
Sun Communities, Inc.	A	7.125%	20,000	500,000	514,800
UMH Properties, Inc. (1)	A	8.25%	200,000	5,000,000	5,136,000
Total Equity Securities - Preferred Stock				$13,844,808	$14,961,994

		Number of		Estimated Market
Description		Shares	Cost	Value

Equity Securities - Common Stock:
Getty Realty Corporation		50,000	$997,632	$790,000
Gladstone Commercial Corporation		65,000	1,102,608	917,150
Government Properties Income Trust		579,000	11,572,547	9,264,000
Mack-Cali Realty Corporation		130,000	3,039,545	2,454,400
Select Income REIT		586,500	13,247,860	11,149,365
Senior Housing Property Trust		402,300	7,643,503	6,517,260
UMH Properties, Inc. (1)		911,871	8,528,097	8,480,399
Total Equity Securities - Common Stock			$46,131,792	$39,572,574

	Interest Rate/	Number of		Estimated Market
	Dividend	Shares	Cost	Value

Modified Pass-Through Mortgage-Backed Securities:
Government National Mortgage Association (GNMA)	6.50%	500,000	$6,240	$6,669

Total Securities Available for Sale			$59,982,840	$54,541,237

(1) Investment is an affiliate. See Note No. 12 for further discussion.

The following is a listing of investments in securities at September 30, 2014:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
Arbor Realty Trust, Inc.	B	7.75%	7,000	$175,000	$169,750
Campus Crest Communities, Inc.	A	8.00%	10,000	250,000	250,999
CBL & Associates Properties, Inc.	D	7.375%	30,000	745,840	765,000
CBL & Associates Properties, Inc.	E	6.625%	90,000	2,171,859	2,186,991
Cedar Realty Trust, Inc.	B	7.25%	40,600	953,060	1,061,690
Chesapeake Lodging Trust	A	7.75%	20,000	500,000	522,624
Corporate Office Properties Trust	L	7.375%	26,688	658,957	695,222
DuPont Fabros Technology, Inc.	B	7.625%	10,000	229,188	257,001
Dynex Capital, Inc.	A	8.50%	20,000	500,000	500,800
EPR Properties	F	6.625%	30,000	705,816	749,100
General Growth Properties, Inc.	A	6.375%	30,000	697,925	738,000
Glimcher Realty Trust	I	6.875%	30,000	697,268	772,200
Glimcher Realty Trust	H	7.50%	40,000	1,000,000	1,037,600
Grace Acquisitions I	B	8.75%	29,000	3,480	703,250
Investors Real Estate Trust	B	7.95%	20,000	500,000	522,800
iStar Financial, Inc.	D	8.00%	3,468	71,502	86,700
iStar Financial, Inc.	E	7.875%	3,400	54,116	83,980
iStar Financial, Inc.	F	8.00%	38,976	837,686	959,998
iStar Financial, Inc.	I	7.50%	41,383	872,236	1,003,538
Kilroy Realty Corporation	H	6.375%	40,000	952,342	992,000
Kimco Realty Corporation	I	6.00%	20,000	461,125	499,000
Kite Realty Group Trust	A	8.25%	14,000	344,147	368,900
Pebblebrook Hotel Trust	C	6.50%	34,500	747,555	819,375
Pennsylvania Real Estate Investment Trust	A	8.25%	44,000	1,100,885	1,163,800
Pennsylvania Real Estate Investment Trust	B	7.375%	30,455	760,911	788,785
PS Business Parks	U	5.75%	10,000	191,131	227,900
PS Business Parks	V	5.70%	10,000	189,731	228,100
Resource Capital Corporation	B	8.25%	28,200	705,000	675,672
Resource Capital Corporation	C	8.625%	20,000	500,000	478,800
SL Green Realty Corporation	I	6.50%	50,000	1,181,405	1,265,000
Stag Industrial, Inc.	B	6.625%	40,000	901,256	992,400
Summit Hotel Properties, Inc.	B	7.875%	20,000	500,000	538,000
Sun Communities, Inc.	A	7.125%	20,000	500,000	514,600
Condor Hospitality (Formerly Supertel Hospitality, Inc.)	A	8.00%	17,000	170,005	136,000
Taubman Centers, Inc.	J	6.50%	60,000	1,379,109	1,519,200
Terreno Realty Corporation	A	7.75%	20,000	500,000	533,000
UMH Properties, Inc. (1)	A	8.25%	200,000	5,000,000	5,266,000
Urstadt Biddle Properties Inc.	F	7.125%	55,000	1,375,000	1,416,542
Total Equity Securities - Preferred Stock				$29,083,535	$31,490,317
117

		Number of		Estimated Market
Description		Shares	Cost	Value

Equity Securities - Common Stock:
Getty Realty Corporation		50,000	$997,632	$850,000
Gladstone Commercial Corporation		65,000	1,102,608	1,104,350
Government Properties Income Trust		270,000	6,577,044	5,915,700
Mack-Cali Realty Corporation		130,000	3,039,545	2,484,300
One Liberty Properties, Inc.		10,000	155,747	202,300
Select Income REIT		230,000	6,241,339	5,531,500
Senior Housing Property Trust		178,000	4,081,570	3,723,760
UMH Properties, Inc. (1)		842,176	7,903,294	8,000,672
Total Equity Securities - Common Stock			$30,098,779	$27,812,582

	Interest Rate/	Number of		Estimated Market
	Dividend	Shares	Cost	Value

Modified Pass-Through Mortgage-Backed Securities:
Government National Mortgage Association (GNMA)	6.50%	500,000	$7,733	$8,504

Total Securities Available for Sale			$59,190,047	$59,311,403

(1) Investment is an affiliate. See Note No. 12 for further discussion.

The Company held ten securities that the Company determined were temporarily impaired investments as of September 30, 2015. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The following is a summary of temporarily impaired securities at September 30, 2015:

	Less than 12 Months		12 Months or Longer
		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$484,300	$(15,700)	$108,800	$(61,205)
Common stock	15,914,809	(1,359,397)	23,657,765	(5,199,821)
Total	$16,399,109	$(1,375,097)	$23,766,565	$(5,261,026)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss

3	$8,964,699	$(63,397)	0-10%
5	30,302,175	(6,303,889)	11-20%
1	790,000	(207,632)	21%
1	108,800	(61,205)	36%
10	$40,165,674	$(6,636,123)
118

The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery. The Company had total net unrealized losses on its securities portfolio of $5,441,603 as of September 30, 2015.

The Company did not have any margin loan balance as of September 30, 2015 and 2014. The margin loan balance, if any, would be collateralized by the securities portfolio.

Dividend income for the fiscal years ended September 30, 2015, 2014 and 2013 totaled $3,707,498, $3,863,136, and $3,861,374, respectively. Interest income for the fiscal years ended September 30, 2015, 2014 and 2013 totaled $16,369, $19,461 and $24,546, respectively.

The Company received proceeds of $16,201,480, $14,279,391 and $33,476,767 on sales or redemptions of securities available for sale during fiscal years 2015, 2014 and 2013, respectively. The Company recorded the following Realized Gain (Loss) on Securities Transactions, net:

	2015	2014	2013
Gross realized gains	$880,424	$2,222,424	$7,176,022
Gross realized losses	(74,911)	(55,658)	(42,770)
Gains on Sales of Securities Transactions, net	$805,513	$2,166,766	$7,133,252

NOTE 8- MORTGAGE NOTES, LOANS PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES

Mortgage Notes Payable:

Mortgage Notes Payable represents the principal amounts outstanding as of September 30, 2015. Interest is payable on these mortgages at fixed rates ranging from 3.45% to 8.12%, with a weighted average interest rate of 4.85%. This compares to a weighted average interest rate of 5.24% as of September 30, 2014. As of September 30, 2015, the weighted average loan maturity of the Mortgage Notes Payable was 9.0 years. This compares to a weighted average loan maturity of the Mortgage Notes Payable of 7.8 years as of September 30, 2014.

As described in Note 3, during fiscal year ended September 30, 2015, the Company entered into eight mortgages totaling $122,173,058 in connection with the acquisitions of properties in Lindale (Tyler), TX; Sauget (St. Louis, MO), IL; Kansas City, MO; Frankfort (Lexington), KY; Jacksonville, FL; Monroe (Cincinnati), OH; Greenwood (Indianapolis), IN and Fort Worth (Dallas), TX.

During the fiscal year ended September 30, 2015, the Company repaid the mortgages on the Tampa, FL; Romulus, MI; Edinburg, TX and Corpus Christi, TX in the amount of $10,651,515. In conjunction with the sale of the property located in Monroe, NC, as further described in Note 3, the Company prepaid its $524,572 mortgage associated with this property.

The following is a summary of mortgage notes payable at September 30, 2015 and 2014:

Property		Fixed Rate	Maturity Date		Balance 9/30/15	Balance 9/30/14

Tampa, FL (TB Grand Prix)	(1)	5.71%	03	/01/15	$-0-	$2,250,952
St. Joseph, MO		8.12%	03	/01/16	417,435	1,363,680
Beltsville, MD (Washington, DC)		7.53%	05	/01/16	419,505	1,030,343
Beltsville, MD (Washington, DC)	(2)	5.25%	05	/01/16	4,745,219	5,030,789
Wheeling, IL (Chicago)		5.68%	09	/05/16	3,457,456	3,927,826
Griffin, GA (Atlanta)		6.37%	10	/01/16	7,026,763	7,449,942
Granite City, IL (St. Louis, MO)		7.11%	11	/01/16	1,151,798	2,066,003
Jacksonville, FL (FDX)		6.92%	12	/01/16	406,962	707,872
Jacksonville, FL (FDX)	(3)	6.00%	12	/01/16	1,300,000	1,300,000
Monroe, NC	(4)	7.11%	12	/01/16	-0-	912,017
El Paso, TX		5.50%	01	/05/17	3,611,052	3,943,617
Bedford Heights, OH (Cleveland)		5.96%	04	/01/17	2,862,734	3,029,464
Chattanooga, TN		5.96%	05	/01/17	1,774,568	1,985,155
Elgin, IL (Chicago)		6.97%	05	/01/17	844,690	1,306,487
Hanahan, SC (Charleston) (SAIC)		7.36%	05	/01/17	5,939,583	6,249,976
Roanoke, VA		5.96%	05	/30/17	2,819,927	3,101,629
Edwardsville, KS (Kansas City)(Carlisle Tire)		7.38%	07	/01/17	894,552	1,356,358
Kansas City, MO (Kellogg)		6.11%	08	/01/17	2,381,917	2,513,863
Orion, MI		6.57%	08	/01/17	9,095,386	9,578,032
Cheektowaga, NY (Buffalo)		6.78%	10	/01/17	639,095	915,321
Punta Gorda, FL		6.29%	10	/01/17	2,111,294	2,224,495
Cocoa, FL		6.29%	12	/01/17	5,364,157	5,646,188
Richfield, OH (Cleveland)		5.22%	01	/01/18	3,414,645	3,733,511
Tampa, FL (FDX)		5.65%	04	/01/18	4,132,523	4,351,880
West Chester Twp., OH (Cincinnati)		6.80%	06	/01/18	2,305,050	2,523,655
Orlando, FL		6.56%	10	/01/18	4,570,915	4,784,769
Tampa, FL (FDX Gr)		6.00%	03	/01/19	7,313,195	7,953,829
Lebanon, OH (Cincinnati)	(5)	5.55%	05	/01/19	2,695,845	2,793,854
Lebanon, TN (Nashville)		7.60%	07	/10/19	7,856,077	8,038,667
Ft. Mill, SC (Charlotte, NC)		7.00%	10	/10/19	2,468,015	2,972,570
Denver, CO		6.07%	11	/01/19	1,354,284	1,631,613
Hanahan, SC (Charleston) (FDX Gr)		5.54%	01	/21/20	1,339,490	1,599,992
Augusta, GA (FDX Gr)		5.54%	02	/01/20	974,351	1,163,840
Huntsville, AL		5.50%	03	/01/20	991,088	1,176,143
Colorado Springs, CO		5.41%	01	/01/21	1,600,686	1,857,423
Romulus, MI (Detroit)	(6)	5.50%	07	/01/21	-0-	2,455,862
Topeka, KS		6.50%	08	/10/21	1,590,945	1,804,560
Edinburg, TX	(6)	5.85%	09	/30/21	-0-	4,019,887
Streetsboro, OH (Cleveland)		5.50%	11	/01/21	10,972,757	11,470,944
Corpus Christi, TX	(6)	5.85%	11	/01/21	-0-	2,653,571
Kansas City, MO (Bunzl)		5.18%	12	/01/21	7,107,312	-0-
Olive Branch, MS (Memphis, TN) (Anda Distribution)		4.80%	04	/01/22	9,302,178	9,828,177
Waco, TX		4.75%	08	/01/22	5,063,021	5,313,941
Houston, TX		6.88%	09	/10/22	3,531,824	3,911,783
Tolleson, AZ (Phoenix)		3.95%	11	/01/22	6,043,710	6,759,255
Olive Branch, MS (Memphis, TN) (Milwaukee Tool)		3.76%	01	/01/23	14,312,846	15,425,608
Edwardsville, KS (Kansas City) (International Paper)		3.45%	11	/01/23	11,340,664	12,009,761
Spring, TX (Houston)		4.01%	12	/01/23	9,692,678	10,236,317
Memphis, TN		4.50%	01	/01/24	7,418,616	8,136,372
Oklahoma City, OK		4.35%	06	/01/24	4,863,512	5,305,575
Indianapolis, IN		4.00%	09	/01/24	13,161,911	14,000,000
Frankfort, KY (Lexington)		4.84%	12	/15/24	19,078,153	-0-
120

Property		Fixed Rate	Maturity Date		Balance 9/30/15	Balance 9/30/14

Carrollton, TX (Dallas)		6.75%	02	/01/25	$8,640,732	$9,276,421
Altoona, PA	(7)	4.00%	10	/01/25	4,376,801	4,722,377
Green Bay, WI	(7)	4.00%	10	/01/25	3,552,304	3,832,781
Stewartville, MN (Rochester)	(7)	4.00%	10	/01/25	2,846,710	3,071,475
Carlstadt, NJ (New York, NY)		5.25%	05	/15/26	2,045,141	2,184,584
Roanoke, VA (FDX Gr)		3.84%	07	/01/26	5,758,502	6,179,173
Livonia, MI (Detroit)		4.45%	12	/01/26	8,068,751	8,609,540
Tulsa, OK		4.58%	11	/01/28	2,050,342	2,161,318
Lindale, TX (Tyler)		4.57%	11	/01/29	6,723,881	-0-
Sauget, IL (St. Louis, MO)		4.40%	11	/01/29	10,233,837	-0-
Jacksonville, FL (FDX Gr)		3.93%	12	/01/29	19,494,453	-0-
Monroe, OH (Cincinnati)		3.77%	04	/01/30	8,518,754	-0-
Indianapolis, IN (Ulta)		3.91%	06	/01/30	23,987,008	-0-
Fort Worth, TX (Dallas)		3.56%	09	/01/30	24,700,000	-0-
Buckner, KY (Louisville)		4.17%	11	/01/33	17,347,243	17,973,038
Halfmoon, NY (Albany)	(8)	5.25%	01	/13/37	3,886,331	3,981,931
Total Mortgage Notes Payable					$373,991,174	$287,796,006

(1)	Loan was prepaid in December 2014.
(2)	Interest rate was fixed at 6.65% for the first 3 years. Interest rate is adjusted every 3 years to the Federal Home Loan Bank of New York rate plus 325 basis points with a floor of 6.5%. Effective July 1, 2012, the interest rate was adjusted from 6.65% to 6.5%. Effective August 1, 2013, the 6.5% floor was removed and the interest rate was reduced to 5.25%.
(3)	Loan is interest only.
(4)	Loan was prepaid in conjunction with the sale of the property in September 2015.
(5)	Interest rate is fixed at 5.55% through December 31, 2016. On January 1, 2017 the interest rate resets to the lender’s prevailing rate.
(6)	Loan was prepaid in September 2015.
(7)	One loan is secured by Altoona, PA, Green Bay, WI and Stewartville (Rochester), MN.
(8)	Interest rate is fixed at 5.25% for the first 5 years. Commencing on January 13, 2017, the interest rate is adjusted every 5 years to the 5 year U.S. Treasury yield plus 265 basis points with a floor of 5.25%.

Principal on the foregoing debt at September 30, 2015 is scheduled to be paid as follows:

Year Ending September 30,	2016	$43,142,783
	2017	51,095,000
	2018	42,219,837
	2019	37,362,896
	2020	22,214,000
	Thereafter	177,956,658
		$373,991,174

The above table does not include $33,670,000 of mortgage loans obtained in connection with the purchases of two properties totaling approximately $50,386,000 during the first quarter of fiscal 2016 to date at fixed interest rates ranging from 3.87% to 4.08%, with a weighted interest rate of 3.95%. In addition, the above table does not include commitments the Company has entered into to obtain four mortgage loans totaling $92,116,000 at fixed interest rates ranging from 3.55% to 3.95%, with a weighted average interest rate of 3.81%. Each of these four mortgage loan commitments are in connection with commitments to purchase four properties totaling approximately $135,279,000. Each of these six mortgages is a fifteen year, self-amortizing loan.

Loans Payable:

BMO Capital Markets

On August 27, 2015, the Company entered into an agreement to replace its existing $60,000,000 unsecured revolving line of credit facility, which was scheduled to mature in June 2016 with a new unsecured revolving line of credit facility (the "Facility").  The Facility is syndicated with three banks led by BMO Capital Markets ("BMO"), as sole lead arranger, sole book runner, and Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. ("J.P. Morgan") and RBC Capital Markets ("RBC") as co-syndication agents.  The Facility provides for up to $130,000,000 in available borrowings with a $70,000,000 accordion feature, bringing the total potential availability up to $200,000,000, subject to certain conditions.  The Facility matures in August 2019 and has a one-year extension option, at the option of the Company.  Availability under the Facility, through December 31, 2016, is based on 70% of the value of the borrowing base properties and is based on 60% of the value of the borrowing base properties, thereafter.  The value of the borrowing base properties is determined by applying a 7.0% capitalization rate to the Net Operating Income ("NOI") generated by the Company's unencumbered, wholly-owned industrial properties.  Borrowings under the Facility, up to the first 60% of the value of the borrowing base properties, bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company's leverage ratio. Borrowings under the Facility in excess of 60% of the value of the borrowing base properties bear interest at LIBOR plus 215 basis points to 295 basis points, depending on the company's leverage ratio.  Based on the Company's current leverage ratio, borrowings under the Facility bear interest at LIBOR plus 170 basis points for borrowings up to 60% of the value of the borrowing base properties which was at an interest rate of 1.90% as of September 30, 2015 and LIBOR plus 245 basis points, for borrowings in excess of 60% of the value of the borrowing base properties, which was at an interest rate of 2.65% as of September 30, 2015. As of September 30, 2015 the weighted average interest rate on the $80,000,000 drawn down was 1.98%.

The former $60,000,000 unsecured revolving line of credit was limited to 60% of the value of the borrowing base properties whose value was determined by applying a 7.5% capitalization rate to the NOI generated by the Company’s unencumbered properties.  In addition, the former unsecured revolving line of credit bore interest at LIBOR plus 175 basis points to 250 basis points depending on the Company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings under the former unsecured revolving line of credit would have borne interest at LIBOR plus 200 basis points.

Two River Community Bank and The Bank of Princeton

The Company has total loans payable of $5,041,386 consisting of a $2,404,341 term loan secured by 200,000 shares of UMH Properties, Inc. (UMH) 8.25% Series A preferred stock from Two River Community Bank at an annual interest rate of 4.90%, maturing November 29, 2016 and a $2,637,045 term loan secured by 500,000 shares of UMH common stock from The Bank of Princeton at a variable annual interest rate of prime plus 0.75% with a floor of 4.50%, maturing on March 9, 2017. The interest rate on the $2,637,045 term loan with The Bank of Princeton was 4.50% as of September 30, 2015.

Margin Loans

The Company from time to time uses a margin loan for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. This loan is due on demand and is collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and was 2.00% as of September 30, 2015 and 2014. At September 30, 2015 and 2014, there were no draws against the margin loan.

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

NOTE 9 - OTHER LIABILITIES

Other liabilities consist of the following as of September 30th:

	9/30/15	9/30/14
Rent paid in advance	$5,081,537	$3,130,899
Unearned reimbursement revenue	2,037,018	1,466,181
Tenant security deposits	434,554	376,733
Other	282,359	225,758
Total	$7,835,468	$5,199,571

NOTE 10 - STOCK COMPENSATION PLAN

On July 26, 2007, the 2007 Stock Option and Stock Award Plan (the 2007 Plan) was approved by the shareholders authorizing the grant to officers, directors and key employees, of options to purchase up to 1,500,000 shares of common stock. On May 6, 2010, the Company’s shareholders approved an amendment and restatement of the 2007 Plan. The amendment and restatement made two significant changes: (1) the inclusion of directors as participants in the 2007 Plan, and (2) the ability to grant restricted stock to directors, officers and key employees. The amendment and restatement also made other conforming, technical and other minor changes. The amendment also makes certain modifications and clarifications, including concerning administration and compliance with applicable tax rules, such as Section 162(m) of the Internal Revenue Code.

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

Stock Options

During fiscal 2015, 2014 and 2013, one employee was granted options to purchase 65,000 shares each fiscal year. The fair value of these options was $60,315, $34,549, and $39,991 in fiscal 2015, 2014, and 2013, respectively based on the assumptions below and is being amortized over a one-year vesting period. For the fiscal years ended September 30, 2015, 2014 and 2013, amounts charged to compensation expense related to stock options totaled $53,873, $35,910 and $37,955, respectively. The remaining unamortized stock option expense was $15,079 as of September 30, 2015 and that amount will be expensed in fiscal 2016.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2015, 2014 and 2013:

	2015	2014	2013

Dividend yield	5.38%	6.71%	5.74%
Expected volatility	19.78%	19.07%	18.84%
Risk-free interest rate	1.97%	2.45%	1.18%
Expected lives (years)	8	8	8
Estimated forfeitures	-0-	-0-	-0-

A summary of the status of the Company’s stock option plan as of September 30, 2015, 2014 and 2013 is as follows:

		2015		2014		2013
	2015 Shares	Weighted Average Exercise Price	2014 Shares	Weighted Average Exercise Price	2013 Shares	Weighted Average Exercise Price

Outstanding at beginning of year	651,200	$8.29	750,370	$8.19	859,430	$8.05
Granted	65,000	11.16	65,000	8.94	65,000	10.46
Exercised	(81,200)	7.54	(164,170)	8.08	(156,375)	8.32
Expired/Forfeited	-0-	-0-	-0-	-0-	(17,685)	8.70
Outstanding at end of year	635,000	8.68	651,200	8.29	750,370	8.19

Exercisable at end of year	570,000		586,200		685,370

Weighted-average fair value of
options granted during the year		$0.93		$0.53		$0.62

The following is a summary of stock options outstanding as of September 30, 2015:

	Date of Grant	Number of Grants	Number of Shares	Option Price	Expiration Date

12	/12/07	1	65,000	$8.22	12	/12/15
03	/10/08	3	80,000	7.80	03	/10/16
10	/20/08	4	100,000	7.25	10	/20/16
01	/05/10	1	65,000	7.22	01	/05/18
01	/03/11	1	65,000	8.72	01	/03/19
01	/03/12	1	65,000	9.33	01	/03/20
01	/03/13	1	65,000	10.46	01	/03/21
01	/03/14	1	65,000	8.94	01	/03/22
01	/05/15	1	65,000	11.16	01	/05/23
			635,000

The aggregate intrinsic value of options outstanding as of September 30, 2015, 2014 and 2013 was $816,800, $1,212,984 and $767,777, respectively. The intrinsic value of options exercised in fiscal years 2015, 2014 and 2013 was $333,369, $361,288, and $352,346, respectively. The weighted-average remaining contractual term of the above options was 3.1, 2.7 and 3.3 years as of September 30, 2015, 2014 and 2013, respectively.

Restricted Stock

In July 2015, the Company awarded 47,000 shares of restricted stock to twelve participants and in September 2015, the Company awarded 11,000 shares of restricted stock to eleven participants under the 2007 Plan. In July 2014, the Company awarded 10,000 shares of restricted stock to one participant under the 2007 Plan. In July 2013, the Company awarded 10,000 shares of restricted stock to one participant under the 2007 Plan. The grant date fair value of restricted stock grants awarded to participants was $572,840, $101,900 and $98,700 in fiscal 2015, 2014 and 2013, respectively.  These grants vest in equal installments over five years. As of September 30, 2015, there remained a total of $933,887 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2007 plan and outstanding at that date.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 3.5 years.  For the fiscal years ended September 30, 2015, 2014 and 2013, amounts charged to compensation expense related to restricted stock grants totaled $395,022, $311,092 and $291,193, respectively.

A summary of the status of the Company’s non-vested restricted stock awards as of September 30, 2015, 2014 and 2013 are presented below:

		2015		2014		2013
	2015 Shares	Weighted-Average Grant Date Fair Value	2014 Shares	Weighted-Average Grant Date Fair Value	2013 Shares	Weighted-Average Grant Date Fair Value

Non-vested at beginning of year	108,200	$9.96	131,666	$9.85	150,682	$9.79
Granted	58,000	9.88	10,000	10.19	10,000	9.87
Dividend Reinvested Shares	7,180	9.52	8,665	9.06	9,534	9.69
Vested	(49,884)	(9.56)	(42,131)	(10.47)	(38,550)	(9.49)
Non-vested at end of year	123,496	$10.08	108,200	$9.96	131,666	$9.85

As of September 30, 2015, there were 546,646 shares available for grant as stock options or restricted stock under the 2007 Plan.

NOTE 11 - INCOME FROM LEASES

The Company derives income primarily from operating leases on its commercial properties. In general, these leases are written for periods up to ten years or more with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum base rents due under non-cancellable leases as of September 30, 2015 are approximately scheduled as follows:

Fiscal Year	Amount
2016	$73,146,000
2017	69,848,000
2018	62,501,000
2019	54,971,000
2020	51,023,000
thereafter	228,057,000
Total	$539,546,000

NOTE 12 - RELATED PARTY TRANSACTIONS

Daniel D. Cronheim is an inside Director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and Cronheim Management Services, Inc. (CMSI). Daniel Cronheim received $47,000, $42,000 and $36,750 for Director’s fees in 2015, 2014 and 2013, respectively. The David Cronheim Mortgage Corporation, an affiliated company of CMSI, received $196,000, $140,000 and $241,500 in mortgage brokerage commissions in 2015, 2014 and 2013, respectively.

The industrial property in Carlstadt, New Jersey is owned by Palmer Terrace Realty Associates, LLC. The Company owns 51% of Palmer Terrace Realty Associates, LLC. This property is managed by Marcus Associates, an entity affiliated with the 49% non-controlling interest. Management fees paid to Marcus Associates for each of the fiscal years ended 2015, 2014 and 2013 totaled $15,804 each year.

There are six Directors of the Company who are also Directors and shareholders of UMH. The Company holds common and preferred stock of UMH in its securities portfolio. See Note 7 for current holdings.

The Company currently has fourteen full-time employees and one part-time employee. One of the Company’s employees (Director of Investor Relations, promoted to Vice President of Investor Relations in June 2015) was shared with an affiliated entity, UMH Properties, Inc. (UMH) through September 30, 2015. Through September 30, 2015, the Vice President of Investor Relations’ salary was allocated 70% to the Company and 30% to UMH based on the time she worked for each entity. Effective October 1, 2015, the Vice President of Investor Relations began working solely for the Company at which point the Company no longer allocates any portion of her salary to UMH. In addition, the Company’s Chairman of the Board is also the Chairman of the Board of UMH. Effective as of October 1, 2015, other than the Company’s Chairman of the Board, the Company does not share any employees with UMH.

Some general and administrative expenses are allocated between the Company and UMH based on use or services provided. Allocations of salaries and benefits were made based on the amount of the employees’ time that was dedicated to each affiliated company. These allocations are reviewed by our Audit Committee. Net shared expenses charged by UMH to the Company for the fiscal years ended September 30, 2015, 2014 and 2013 were $158,727, $394,927 and $588,452, respectively.

On August 22, 2014, the Company entered into a seven-year lease agreement to occupy 5,680 square feet for the Company’s new corporate office space.  The new corporate office space is located in a new separate suite located in the same building as the Company’s former corporate office space.  The lease became effective January 12, 2015, at which time, the Company ceased to share rent expense with UMH.  Rent for the Company’s new corporate office space is at an annual rate of $99,400 or $17.50 per square foot for years one through five and an annual rate of $100,820 or $17.75 per square foot for years six and seven.  The Company is also responsible for its proportionate share of real estate taxes and common area maintenance.  Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, owns a 24% interest in the entity that is the landlord of the property where the Company’s new corporate office space is located.

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

Federal Excise Tax

The Company does not have a Federal excise tax liability for the calendar years 2015, 2014 and 2013, since it intends to or has distributed all of its annual income.

Reconciliation Between U.S. GAAP Net Income and Taxable Income

The following table reconciles net income attributable to common shares to taxable income for the years ended September 30, 2015, 2014 and 2013:

	2015 Estimated (unaudited)	2014 Actual	2013 Actual
Net income applicable to common shareholders	$16,998,783	$11,238,262	$12,788,214
Book / tax difference on gains realized from capital transactions	(805,513)	(2,166,766)	(6,618,553)
Stock based compensation expense	448,895	347,002	329,148
Deferred compensation	-0-	-0-	-0-
Other book / tax differences, net	2,606,993	(150,831)	(1,397,178)
Taxable income before adjustments	19,249,158	9,267,667	5,101,631
Add/(Less): capital gains (losses)	(104,097)	973,761	5,470,248
Estimated taxable income subject to 90% dividend requirement	$19,145,061	$10,241,428	$10,571,879

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended September 30, 2015, 2014 and 2013:

	2015
	Estimated (unaudited)	2014 Actual	2013 Actual

Cash dividends paid	$35,522,127	$29,531,430	$25,415,875
Less: Portion designated capital (gains) losses distribution	104,097	(973,761)	(5,470,248)
Less: Return of capital	(7,770,034)	(9,856,777)	(1,244,735)
Estimated dividends paid deduction	$27,856,190	$18,700,892	$18,700,892

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

Amounts received in connection with the DRIP and shares issued in connection with the DRIP for the fiscal years ended September 30, 2015, 2014 and 2013 were as follows:

	2015	2014	2013

Amounts received	$48,404,556	$38,090,334	$31,119,351
Less: Dividend reinvestments	8,489,169	7,624,528	6,781,345
Amounts received, net	$39,915,387	$30,465,806	$24,338,006

Number of Shares Issued	4,975,500	4,296,075	3,243,351

The following cash distributions were paid to common shareholders during the years ended September 30, 2015, 2014 and 2013:

	2015		2014		2013
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

December 31	$8,598,414	$0.15	$6,815,308	$0.15	$6,134,523	$0.15
March 31	8,765,446	0.15	7,030,326	0.15	6,276,824	0.15
June 30	8,952,767	0.15	7,182,521	0.15	6,414,273	0.15
September 30	9,205,500	0.15	8,503,275	0.15	6,590,255	0.15
	$35,522,127	$0.60	$29,531,430	$0.60	$25,415,875	$0.60

On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. The dividend is payable December 15, 2015, to shareholders of record at the close of business on November 16, 2015. This represents an annualized dividend rate of $0.64 per share. The Company has maintained or increased its cash dividend for twenty-four consecutive years.

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

Preferred Stock

As of September 30, 2015, the Company has a total of 2,139,750 shares of Series A Preferred Stock outstanding representing an aggregate liquidation preference of $53,493,750.

The annual dividend of the Series A Preferred Stock is $1.90625 per share, or 7.625%, of the $25.00 per share liquidation value and is payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Series A Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Since December 5, 2011, at any time and, from time to time, the Series A Preferred Stock can be redeemed in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

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

The Company’s Board of Directors have declared and the Company has paid the following dividends on the Series A Preferred Stock for the fiscal years ended September 30, 2015, 2014 and 2013:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/14	11/17/14	12/15/14	$1,019,725	$0.4765625
1/21/15	2/17/15	3/16/15	1,019,726	0.4765625
4/1/15	5/15/15	6/15/15	1,019,725	0.4765625
7/1/15	8/17/15	9/15/15	1,019,726	0.4765625
			$4,078,902	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/13	11/15/13	12/16/13	$1,019,725	$0.4765625
1/15/14	2/18/14	3/17/14	1,019,726	0.4765625
4/1/14	5/15/14	6/16/14	1,019,725	0.4765625
7/1/14	8/15/14	9/15/14	1,019,726	0.4765625
			$4,078,902	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/12	11/15/12	12/17/12	$1,019,725	$0.4765625
1/13/13	2/15/13	3/15/13	1,019,726	0.4765625
4/9/13	5/15/13	6/17/13	1,019,725	0.4765625
7/1/13	8/15/13	9/16/13	1,019,726	0.4765625
			$4,078,902	$1.90625

On October 1, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.4765625 per share of its Series A Preferred Stock to be paid December 15, 2015 to shareholders of record as of the close of business on November 16, 2015.

As of September 30, 2015, the Company has a total of 2,300,000 shares of Series B Preferred Stock outstanding representing an aggregate liquidation preference of $57,500,000.

The annual dividend of the Series B Preferred Stock is $1.96875 per share, or 7.875% of the $25.00 per share liquidation value and is payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Series B Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series B Preferred Stock is not redeemable prior to June 7, 2017. On and after June 7, 2017, at any time and, from time to time, the Series B Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

Upon the occurrence of a Delisting Event, as defined in the Articles Supplementary (the “Articles Supplementary”) classifying and designating the Series B Preferred Stock, the Company may, at its option and subject to certain conditions, redeem the Series B Preferred Stock, in whole or in part, within 90 days after the Delisting Event, for a cash redemption price per share of Series B Preferred Stock equal to $25.00 plus any accumulated and unpaid dividends thereon (whether or not declared), to, but not including, the redemption date.

Upon the occurrence of a Change of Control, as defined in the Articles Supplementary, the Company may, at its option and subject to certain conditions, redeem the Series B Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred, for a cash redemption price per share of Series B Preferred Stock equal to $25.00 plus any accumulated and unpaid dividends thereon (whether or not declared) to, but not including, the redemption date.

The Company’s Board of Directors have declared and the Company has paid the following dividends on the Series B Preferred Stock for the year ended September 30, 2015, 2014 and 2013:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/14	11/17/14	12/15/14	$1,132,032	$0.4921875
1/21/15	2/17/15	3/16/15	1,132,033	0.4921875
4/1/15	5/15/15	6/15/15	1,132,032	0.4921875
7/1/15	8/17/15	9/15/15	1,132,033	0.4921875
			$4,528,130	$1.96875

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/13	11/15/13	12/16/13	$1,132,032	$0.4921875
1/15/14	2/18/14	3/17/14	1,132,033	0.4921875
4/1/14	5/15/14	6/16/14	1,132,032	0.4921875
7/1/14	8/15/14	9/15/14	1,132,033	0.4921875
			$4,528,130	$1.96875

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/12	11/15/12	12/17/12	$1,132,032	$0.4921875
1/13/13	2/15/13	3/15/13	1,132,033	0.4921875
4/9/13	5/15/13	6/17/13	1,132,032	0.4921875
7/1/13	8/15/13	9/16/13	1,132,033	0.4921875
			$4,528,130	$1.96875

On October 1, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.4921875 per share to be paid December 15, 2015 to shareholders of record as of the close of business on November 16, 2015.

Repurchase of Stock

On January 21, 2015, the Board of Directors reaffirmed its Share Repurchase Program (the Repurchase Program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The Repurchase Program was originally created on March 3, 2009 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. As of September 30, 2015, the Company did not reacquire any of its shares of Common Stock. The maximum dollar value that may be purchased under the Repurchase Program as of September 30, 2015 is $10,000,000.

NOTE 15 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets was determined using the following inputs at September 30, 2015 and 2014:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015:
Securities available for sale	$54,541,237	$54,541,237	$-0-	$-0-
September 30, 2014:
Securities available for sale	$59,311,403	$59,311,403	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At September 30, 2015, the fixed rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $379,923,000 and the carrying value amounted to $373,991,174. At September 30, 2015 the fixed rate Loans Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $5,066,000 and the carrying value amounted to $5,041,386. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements fall within level 3 of the fair value hierarchy.

NOTE 16 - CASH FLOW

During fiscal years 2015, 2014 and 2013, the Company paid cash for interest of $18,617,553, $16,191,170 and $15,339,168, respectively.

During fiscal years 2015, 2014 and 2013, the Company had $8,489,169, $7,624,528 and $6,781,345, respectively, of dividends which were reinvested that required no cash transfers.

During fiscal year 2013, $3,500,000 in principal amount of the 8% Subordinated Convertible Debentures were converted to 382,091 shares of common stock.

NOTE 17 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company can be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

In the first quarter of fiscal 2016 to date, the Company purchased two industrial properties totaling approximately 506,000 square feet with net-leased terms of ten years each. Both properties are leased to FedEx Ground Package System, Inc. The purchase price for the two properties was approximately $50,386,000 and they are located in Louisiana and North Carolina. These two properties generate annualized rental income over the life of their respective leases of approximately $3,336,000. In addition, these two industrial properties purchased during fiscal 2016 to date, increased our current total leasable square feet to approximately 14,425,000 and our occupancy rate to 97.8%. The funds for these acquisitions were provided by two property level mortgage loan totaling $33,670,000, draws on an unsecured line of credit and cash on hand. The two mortgages are at fixed rates ranging from 3.87% to 4.08% and have a weighted average interest rate of 3.95%. Each of these mortgages is a fifteen year, self-amortizing loan.

In addition to the two properties purchased during the first quarter of fiscal 2016 to date, we have entered into agreements to purchase seven new build-to-suit, industrial buildings that are currently being developed in Florida, Kansas, Kentucky, Michigan, New York and Washington totaling approximately 1,869,000 square feet with net-leased terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 14.1 years. Approximately 1,732,000 square feet, or 93%, is leased to FedEx Ground Package System, Inc. The purchase price for the seven properties is approximately $198,804,000. Subject to satisfactory due diligence, we anticipate closing these seven transactions during fiscal 2016 and fiscal 2017. In connection with four of the seven properties, the Company has entered into commitments to obtain four mortgages totaling approximately $92,116,000 at fixed rates ranging from 3.55% to 3.95%, with a weighted average interest rate of 3.81%. Each of these mortgages is a fifteen year, self-amortizing loan.

The Company currently has three property expansions in progress consisting of two building expansions and one parking lot expansion. Total expansion costs are expected to be approximately $7,765,000. Upon completion of the three expansions, annual rent will be increased by approximately $777,000 and each property will provide for a new ten year lease extension from the date of completion for each property being expanded. In addition, the two building expansions will provide total additional rentable square feet of approximately 65,700.

NOTE 18 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. The dividend is payable December 15, 2015, to shareholders of record at the close of business on November 16, 2015. This represents an annualized dividend rate of $0.64 per share. The Company has maintained or increased its cash dividend for twenty-four consecutive years.

On November 13, 2015, the Company purchased a newly constructed 330,717 square foot industrial building located in Concord, NC, which is in the Charlotte MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. through July 2025. The purchase price was $31,975,897. The Company obtained a 15 year self-amortizing mortgage of $20,780,000 at a fixed interest rate of 3.87%. Annual rental revenue over the remaining term of the lease is approximately $2,078,000.

On December 2, 2015, the Company purchased a newly constructed 175,315 square foot industrial building located in Covington, LA, which is in the New Orleans MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. through June 2025. The purchase price was $18,410,000. The Company obtained a 15 year self-amortizing mortgage of $12,890,000 at a fixed interest rate of 4.08%. Annual rental revenue over the remaining term of the lease is approximately $1,257,000.

During September 2015, the Company entered into a 5.25 year lease agreement for its previously vacant 148,000 square foot building located in Fayetteville, NC through February 28, 2021. The lease commenced December 1, 2015 and is with Victory Packaging, L.P., a wholly-owned subsidiary of KapStone Paper and Packaging Corporation, a publicly-owned company. The initial annual rent of $469,160, representing $3.17 per square foot, will commence on March 1, 2016 with 2.5% annual increases thereafter.

During October 2015, the Company entered into a 5.25 year lease agreement for its previously vacant 106,507 square foot building located in Winston-Salem, NC through March 31, 2021. The lease is with Style Crest, Inc. and will commence on January 1, 2016. Initial annual rent of $356,798, representing $3.35 per square foot, will commence on April 1, 2016 with 3.0% annual increases thereafter.

The two industrial properties purchased during fiscal 2016 to date totaling approximately 506,000 square feet brings the Company’s current total leasable square feet to approximately 14,425,000. In addition, as a result of leasing-up the two previously vacant properties, whose leases become effective subsequent to fiscal yearend, our occupancy rate will increase to 99.5% upon lease commencement.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2015	12/31/14	3/31/15	6/30/15	9/30/15

Rental and Reimbursement Revenue	$17,677,530	$18,858,596	$20,672,282	$20,567,089
Lease Termination Income	238,625	-0-	-0-	-0-
Total Expenses	9,582,908	10,305,673	11,351,102	10,875,080
Other Income (Expense)	(2,909,595)	(3,734,243)	(4,145,322)	(4,525,626)
Gain on Sale of Real Estate Investment	-0-	-0-	-0-	5,021,242
Net Income	5,423,652	4,818,680	5,175,858	10,187,625
Net Income Attributable to Common Shareholders	3,271,894	2,666,922	3,024,100	8,035,867
Net Income Attributable to Common Shareholders per diluted share	$0.06	$0.04	$0.05	$0.14

FISCAL 2014	12/31/13	3/31/14	6/30/14	9/30/14

Rental and Reimbursement Revenue	$15,661,155	$16,345,305	$15,739,870	$16,926,011
Lease Termination Income	-0-	-0-	1,182,890	-0-
Total Expenses	8,416,291	8,656,172	8,810,586	9,345,828
Other Income (Expense)	(2,954,666)	(2,931,891)	(2,518,626)	(2,375,877)
Net Income	4,290,198	4,757,242	5,593,548	5,204,306
Net Income Attributable to Common Shareholders	2,138,440	2,605,484	3,441,790	3,052,548
Net Income Attributable to Common Shareholders per diluted share	$0.05	$0.05	$0.07	$0.06

Certain amounts in the Selected Quarterly Financial Data for the prior quarters have been reclassified to conform to the financial statement presentation for the current year.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2015

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Industrial Buildings
Monaca, PA	$-0-	$401,716	$878,081	$6,489,171
Orangeburg, NY	-0-	694,720	2,977,372	223,583
Ridgeland, MS	-0-	218,000	1,233,500	399,294
Urbandale, IA	-0-	310,000	1,758,000	93,895
Richland, MS	-0-	211,000	1,195,000	494,691
O'Fallon, MO	-0-	264,000	3,302,000	679,913
Fayetteville, NC	-0-	172,000	4,467,885	244,637
Schaumburg, IL	-0-	1,039,800	3,694,320	233,519
Burr Ridge, IL	-0-	270,000	1,236,599	177,602
Romulus, MI	-0-	531,000	3,653,883	415,649
Liberty, MO	-0-	723,000	6,498,324	152,294
Omaha, NE	-0-	1,170,000	4,425,500	341,781
Charlottesville, VA	-0-	1,170,000	2,845,000	329,037
Jacksonville, FL (FDX)	1,706,962	1,165,000	4,668,080	396,341
West Chester Twp, OH	2,305,050	695,000	3,342,000	1,691,690
Richmond, VA (FDX)	-0-	1,160,000	6,413,305	166,366
St. Joseph, MO	417,435	800,000	11,753,964	628,808
Newington, CT	-0-	410,000	2,961,000	92,824
Cudahy, WI	-0-	980,000	5,050,997	3,342,675
Beltsville, MD	5,164,724	3,200,000	5,958,773	5,308,982
Granite City, IL	1,151,798	340,000	12,046,675	-0-
Winston-Salem, NC	-0-	980,000	5,610,000	332,086
Elgin, IL	844,690	1,280,000	5,529,488	117,468
Tolleson, AZ	6,043,710	1,316,075	13,329,000	523,511
Ft. Myers, FL	-0-	1,910,000	2,499,093	608,354
Edwardsville, KS (Carlisle)	894,552	1,185,000	5,815,148	225,253
Tampa, FL (FDX Gr)	7,313,195	5,000,000	12,660,003	788,959
Denver, CO	1,354,284	1,150,000	3,890,300	1,313,751
Hanahan, SC (SAIC)	5,939,583	1,129,000	11,831,321	340,271
Hanahan, SC (FDX Gr)	1,339,490	930,000	3,426,362	3,258,291
Augusta, GA (FDX Gr)	974,351	614,406	3,026,409	1,688,058
Huntsville, AL	991,088	748,115	2,724,418	1,279,208
Richfield, OH	3,414,645	2,676,848	7,197,945	6,560,685
Colorado Springs, CO	1,600,686	1,270,000	3,821,000	2,104,115
Tampa, FL (FDX)	4,132,523	2,830,000	4,704,531	31,186
Griffin, GA	7,026,763	760,000	13,692,115	416,742
Roanoke, VA (CHEP)	2,819,927	1,853,000	4,817,298	735,149
Orion, MI	9,095,386	4,649,971	13,053,289	5,176,509
Carlstadt, NJ	2,045,141	1,194,000	3,645,501	50,211
Wheeling, IL	3,457,456	5,112,120	9,186,606	4,238,926
White Bear Lake, MN	-0-	1,393,000	3,764,126	-0-
Cheektowaga, NY	639,095	4,796,765	3,883,971	2,280,087
Richmond, VA (Carrier)	-0-	446,000	3,910,500	404,269
Montgomery, IL	-0-	2,000,000	9,225,683	72,684
Tampa, FL (TB Grand Prix)	-0-	1,867,000	3,684,794	99,272
Augusta, GA (FDX)	-0-	380,000	1,400,943	166,089
135

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2015

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Lakeland, FL	$-0-	$261,000	$1,621,163	$84,048
El Paso, TX	3,611,052	2,088,242	4,514,427	4,691,570
Chattanooga, TN	1,774,568	300,000	4,464,711	206,450
Bedford Heights, OH	2,862,734	990,000	4,893,912	895,679
Kansas City, MO (Kellogg)	2,381,917	660,000	4,049,832	38,542
Punta Gorda, FL	2,111,294	660,000	3,444,915	-0-
Cocoa, FL	5,364,157	1,881,316	8,623,564	3,584,963
Orlando, FL	4,570,915	2,200,000	6,133,800	207,437
Topeka, KS	1,590,945	-0-	3,679,843	-0-
Memphis, TN	7,418,616	1,240,887	13,380,000	-0-
Houston, TX	3,531,824	1,730,000	6,320,000	33,107
Carrollton, TX	8,640,732	1,500,000	16,240,000	4,300
Ft. Mill, SC	2,468,015	1,670,000	10,045,000	3,698,307
Lebanon, TN	7,856,077	2,230,000	11,985,126	-0-
Rockford, IL (Sherwin-Williams)	-0-	1,100,000	4,440,000	11,227
Edinburg, TX	-0-	1,000,000	6,414,000	24,483
Streetsboro, OH	10,972,757	1,760,000	17,840,000	-0-
Corpus Christi, TX	-0-	-0-	4,764,500	-0-
Halfmoon, NY	3,886,331	1,190,000	4,335,600	-0-
Lebanon, OH	2,695,845	240,000	4,176,000	36,425
Olive Branch, MS (Anda)	9,302,178	800,000	13,750,000	-0-
Oklahoma City, OK	4,863,512	1,410,000	8,043,000	3,140,873
Waco, TX	5,063,021	1,350,000	7,383,000	3,813,157
Livonia, MI	8,068,751	320,000	13,380,000	30,533
Olive Branch, MS (Milwaukee Tool)	14,312,846	2,550,000	24,818,816	133,981
Roanoke, VA (FDX Gr)	5,758,502	1,740,000	8,460,000	-0-
Green Bay, WI	3,552,304	590,000	5,980,000	-0-
Rochester, MN	2,846,710	900,000	4,320,000	-0-
Tulsa, OK	2,050,342	790,000	2,910,000	48,031
Buckner, KY	17,347,243	2,280,000	24,353,125	86,591
Edwardsville, KS (International Paper)	11,340,664	2,750,000	15,335,492	203,261
Altoona, PA	4,376,801	1,200,000	7,790,000	-0-
Spring, TX	9,692,678	1,890,000	13,391,318	3,946,205
Indianapolis, IN (FDX Gr)	13,161,911	3,500,000	20,446,000	-0-
Sauget, IL	10,233,837	1,890,000	13,310,000	-0-
Tyler, TX	6,723,881	540,000	9,390,000	-0-
Kansas City, MO (Bunzl)	7,107,312	1,000,000	8,600,000	-0-
Frankfort, KY (Jim Beam)	19,078,153	1,850,000	26,150,000	-0-
Jacksonville, FL (FDX Gr)	19,494,453	6,000,000	24,645,954	-0-
Monroe, OH	8,518,754	1,800,000	11,137,000	-0-
Indianapolis, IN (Ulta)	23,987,008	2,250,000	35,234,574	-0-
Ft. Worth, TX	24,700,000	8,200,000	27,100,832	-0-
Cincinnati, OH	-0-	800,000	5,950,000	-0-
Rockford, IL (B/E Aerospace)	-0-	480,000	4,620,000	-0-
Shopping Center
Somerset, NJ	-0-	34,316	637,097	2,023,831
Vacant Land
Shelby County, TN	-0-	11,065	-0-	-0-
El Paso, TX	-0-	1,136,953	-0-	-0-
Corporate Office
Freehold, NJ	-0-	-0-	21,286	748,125
	$373,991,174	$134,160,315	$725,213,989	$82,405,012
136

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2015

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2015
Description	Land	Bldg & Imp	Total

Industrial Buildings
Monaca, PA	$401,716	$7,367,252	$7,768,968
Orangeburg, NY	694,720	3,200,955	3,895,675
Ridgeland, MS	218,000	1,632,794	1,850,794
Urbandale, IA	310,000	1,851,895	2,161,895
Richland, MS	211,000	1,689,691	1,900,691
O'Fallon, MO	264,000	3,981,913	4,245,913
Fayetteville, NC	172,000	4,712,522	4,884,522
Schaumburg, IL	1,039,800	3,927,839	4,967,639
Burr Ridge, IL	270,000	1,414,201	1,684,201
Romulus, MI	531,000	4,069,532	4,600,532
Liberty, MO	723,000	6,650,618	7,373,618
Omaha, NE	1,170,000	4,767,281	5,937,281
Charlottesville, VA	1,170,000	3,174,037	4,344,037
Jacksonville, FL (FDX)	1,165,000	5,064,421	6,229,421
West Chester Twp, OH	695,000	5,033,690	5,728,690
Richmond, VA (FDX)	1,160,000	6,579,671	7,739,671
St. Joseph, MO	800,000	12,382,772	13,182,772
Newington, CT	410,000	3,053,824	3,463,824
Cudahy, WI	980,000	8,393,672	9,373,672
Beltsville, MD	3,200,000	11,267,755	14,467,755
Granite City, IL	340,000	12,046,675	12,386,675
Winston-Salem, NC	980,000	5,942,086	6,922,086
Elgin, IL	1,280,000	5,646,956	6,926,956
Tolleson, AZ	1,316,075	13,852,511	15,168,586
Ft. Myers, FL	1,910,000	3,107,447	5,017,447
Edwardsville, KS (Carlisle)	1,185,000	6,040,401	7,225,401
Tampa, FL (FDX Gr)	5,000,000	13,448,962	18,448,962
Denver, CO	1,150,000	5,204,051	6,354,051
Hanahan, SC (SAIC)	1,129,000	12,171,592	13,300,592
Hanahan, SC (FDX Gr)	930,000	6,684,653	7,614,653
Augusta, GA (FDX Gr)	614,406	4,714,467	5,328,873
Huntsville, AL	748,115	4,003,626	4,751,741
Richfield, OH	2,676,848	13,758,630	16,435,478
Colorado Springs, CO	1,270,000	5,925,115	7,195,115
Tampa, FL (FDX)	2,830,000	4,735,717	7,565,717
Griffin, GA	760,000	14,108,857	14,868,857
Roanoke, VA (DHL)	1,853,000	5,552,447	7,405,447
Orion, MI	4,649,971	18,229,798	22,879,769
Carlstadt, NJ	1,194,000	3,695,712	4,889,712
Wheeling, IL	5,112,120	13,425,532	18,537,652
White Bear Lake, MN	1,393,000	3,764,126	5,157,126
Cheektowaga, NY	4,796,765	6,164,058	10,960,823
Richmond, VA (Carrier)	446,000	4,314,769	4,760,769
Montomgery, IL	2,000,000	9,298,367	11,298,367
Tampa, FL (TB Grand Prix)	1,867,000	3,784,066	5,651,066
Augusta, GA (FDX)	380,000	1,567,032	1,947,032
Lakeland, FL	261,000	1,705,211	1,966,211
El Paso, TX	2,088,242	9,205,997	11,294,239
Chattanooga, TN	300,000	4,671,161	4,971,161

137

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2015

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2015
Description	Land	Bldg & Imp	Total

Bedford Heights, OH	$990,000	$5,789,591	$6,779,591
Kansas City, MO	660,000	4,088,374	4,748,374
Punta Gorda, FL	660,000	3,444,915	4,104,915
Cocoa, FL	1,881,316	12,208,527	14,089,843
Orlando, FL	2,200,000	6,341,237	8,541,237
Topeka, KS	-0-	3,679,843	3,679,843
Memphis, TN	1,240,887	13,380,000	14,620,887
Houston, TX	1,730,000	6,353,107	8,083,107
Carrollton, TX	1,500,000	16,244,300	17,744,300
Ft. Mill, SC	1,670,000	13,743,307	15,413,307
Lebanon, TN	2,230,000	11,985,126	14,215,126
Rockford, IL (Sherwin-Williams)	1,100,000	4,451,227	5,551,227
Edinburg, TX	1,000,000	6,438,483	7,438,483
Streetsboro, OH	1,760,000	17,840,000	19,600,000
Corpus Christi, TX	-0-	4,764,500	4,764,500
Halfmoon, NY	1,190,000	4,335,600	5,525,600
Lebanon, OH	240,000	4,212,425	4,452,425
Olive Branch, MS (Anda)	800,000	13,750,000	14,550,000
Oklahoma City, OK	1,410,000	11,183,873	12,593,873
Waco, TX	1,350,000	11,196,157	12,546,157
Livonia, MI	320,000	13,410,533	13,730,533
Olive Branch, MS (Milwaukee Tool)	2,550,000	24,952,797	27,502,797
Roanoke, VA (FDX Gr)	1,740,000	8,460,000	10,200,000
Green Bay, WI	590,000	5,980,000	6,570,000
Rochester, MN	900,000	4,320,000	5,220,000
Tulsa, OK	790,000	2,958,031	3,748,031
Buckner, KY	2,280,000	24,439,716	26,719,716
Edwardsville, KS (International Paper)	2,750,000	15,538,753	18,288,753
Altoona, PA	1,200,000	7,790,000	8,990,000
Spring, TX	1,890,000	17,337,523	19,227,523
Indianapolis, IN (FDX Gr)	3,500,000	20,446,000	23,946,000
Sauget, IL	1,890,000	13,310,000	15,200,000
Tyler, TX	540,000	9,390,000	9,930,000
Kansas City, MO (Bunzl)	1,000,000	8,600,000	9,600,000
Frankfort, KY (Jim Beam)	1,850,000	26,150,000	28,000,000
Jacksonville, FL (FDX Gr)	6,000,000	24,645,954	30,645,954
Monroe, OH	1,800,000	11,137,000	12,937,000
Indianapolis, IN (Ulta)	2,250,000	35,234,574	37,484,574
Ft. Worth, TX	8,200,000	27,100,832	35,300,832
Cincinnati, OH	800,000	5,950,000	6,750,000
Rockford, IL (B/E Aerospace)	480,000	4,620,000	5,100,000
Shopping Center
Somerset, NJ	34,316	2,660,928	2,695,244
Vacant Land
Shelby County, TN	11,065	-0-	11,065
El Paso, TX	1,136,953	-0-	1,136,953
Corporate Office
Freehold, NJ	-0-	769,411	769,411
	$134,160,315	$807,619,001	$941,779,316
(1)	See pages 139-143 for reconciliation.
(2)	The aggregate cost for Federal tax purposes approximates historical cost.

138

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2015

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Industrial Buildings
Monaca, PA	$2,023,850	1977	1977	5-31.5
Orangeburg, NY	2,201,868	1990	1993	31.5
Ridgeland, MS	1,109,322	1988	1993	39
Urbandale, IA	1,042,050	1985	1994	39
Richland, MS	748,265	1986	1994	39
O'Fallon, MO	1,963,226	1989	1994	39
Fayetteville, NC	2,229,107	1996	1997	39
Schaumburg, IL	1,932,902	1997	1997	39
Burr Ridge, IL	613,666	1997	1997	39
Romulus, MI	1,691,732	1998	1998	39
Liberty, MO	2,973,407	1997	1998	39
Omaha, NE	1,984,805	1999	1999	39
Charlottesville, VA	1,295,758	1998	1999	39
Jacksonville, FL (FDX)	2,145,184	1998	1999	39
West Chester Twp, OH	1,768,517	1999	2000	39
Richmond, VA (FDX)	2,465,144	2000	2001	39
St. Joseph, MO	4,423,009	2000	2001	39
Newington, CT	1,129,167	2001	2001	39
Cudahy, WI	2,633,457	2001	2001	39
Beltsville, MD	3,230,319	2000	2001	39
Granite City, IL	4,171,237	2001	2001	39
Winston-Salem, NC	1,980,737	2001	2002	39
Elgin, IL	1,976,098	2002	2002	39
Tolleson, AZ	4,669,262	2002	2002	39
Ft. Myers, FL	913,073	1974	2002	39
Edwardsville, KS (Carlisle)	1,957,985	2002	2003	39
Tampa, FL (FDX Gr)	3,799,846	2004	2004	39
Denver, CO	1,304,213	2005	2005	39
Hanahan, SC (SAIC)	3,199,452	2002	2005	39
Hanahan, SC (FDX Gr)	1,550,717	2005	2005	39
Augusta, GA (FDX Gr)	1,137,702	2005	2005	39
Huntsville, AL	821,527	2005	2005	39
Richfield, OH	2,016,458	2006	2006	39
Colorado Springs, CO	1,336,829	2006	2006	39
Tampa, FL (FDX)	1,135,794	2006	2006	39
Griffin, GA	3,405,334	2006	2006	39
Roanoke, VA (CHEP)	1,140,757	1996	2007	39
Orion, MI	3,080,057	2007	2007	39
Carlstadt, NJ	767,084	1977	2007	39
Wheeling, IL	3,392,350	2003	2007	39
White Bear Lake, MN	831,891	2001	2007	39
Cheektowaga, NY	1,370,655	2002	2007	39
Richmond, VA (Carrier)	1,049,842	2004	2007	39
Montomgery, IL	2,043,560	2004	2007	39
Tampa, FL (TB Grand Prix)	841,103	1989	2007	39
Augusta, GA (FDX)	321,283	1993	2007	39
139

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2015

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Lakeland, FL	$406,472	1993	2007	39
El Paso, TX	1,176,363	2005	2007	39
Chattanooga, TN	1,003,292	2002	2007	39
Bedford Heights, OH	1,337,898	1998	2007	39
Kansas City, MO (Kellogg)	901,195	2002	2007	39
Punta Gorda, FL	742,718	2007	2007	39
Cocoa, FL	1,793,254	2006	2008	39
Orlando, FL	1,307,147	1997	2008	39
Topeka, KS	613,406	2006	2009	39
Memphis, TN	1,886,931	1994	2010	39
Houston, TX	913,317	2005	2010	39
Carrollton, TX	2,290,543	2009	2010	39
Ft. Mill, SC	1,597,480	2009	2010	39
Lebanon, TN	1,229,231	1993	2011	39
Rockford, IL (Sherwin-Williams)	512,938	1998-2008	2011	39
Edinburg, TX	742,117	2011	2011	39
Streetsboro, OH	1,601,026	2012	2012	39
Corpus Christi, TX	427,583	2012	2012	39
Halfmoon, NY	389,092	2012	2012	39
Lebanon, OH	375,609	2012	2012	39
Olive Branch, MS (Anda)	1,145,833	2012	2012	39
Oklahoma City, OK	723,874	2012	2012	39
Waco, TX	636,182	2012	2012	39
Livonia, MI	1,002,083	1999	2013	39
Olive Branch, MS (Milwaukee Tool)	1,592,066	2013	2013	39
Roanoke, VA (FDX Gr)	497,115	2013	2013	39
Green Bay, WI	306,667	2013	2013	39
Rochester, MN	221,538	2013	2013	39
Tulsa, OK	145,342	2009	2014	39
Buckner, KY	1,199,729	2014	2014	39
Edwardsville, KS (International Paper)	757,934	2014	2014	39
Altoona, PA	382,842	2014	2014	39
Spring, TX	738,390	2014	2014	39
Indianapolis, IN (FDX Gr)	608,611	2014	2014	39
Sauget, IL	341,282	2015	2015	39
Tyler, TX	240,769	2015	2015	39
Kansas City, MO (Bunzl)	202,137	2015	2015	39
Frankfort, KY (Jim Beam)	558,761	2015	2015	39
Jacksonville, FL (FDX Gr)	421,298	2015	2015	39
Monroe, OH	166,579	2015	2015	39
Indianapolis, IN (Ulta)	376,438	2015	2015	39
Ft. Worth, TX	115,816	2015	2015	39
Cincinnati, OH	12,714	2014	2015	39
Rockford, IL (B/E Aerospace)	118,462	2012	2015	39
Shopping Center
Somerset, NJ	1,318,964	1970	1970	10-33
Vacant Land
Shelby County, TN	-0-	N/A	2007	N/A
El Paso, TX	-0-	N/A	2011	N/A
Corporate Office
Freehold, NJ	79,572	N/A	N/A	N/A
	$124,978,211
140

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2015

(1)	Reconciliation

REAL ESTATE INVESTMENTS

	9/30/2015	9/30/2014	9/30/2013

Balance-Beginning of Year	$743,927,412	$627,894,827	$548,312,703
Additions:
Acquisitions	190,948,360	96,433,935	65,799,761
Improvements	12,459,921	19,598,650	15,977,709
Total Additions	203,408,281	116,032,585	81,777,470
Deletions:
Sales	(5,556,377)	-0-	(2,195,346)
Total Deletions	(5,556,377)	-0-	(2,195,346)

Balance-End of Year	$941,779,316	$743,927,412	$627,894,827

ACCUMULATED DEPRECIATION

	9/30/2015	9/30/2014	9/30/2013

Balance-Beginning of Year	$107,004,184	$91,095,415	$79,345,279
Depreciation	19,705,320	15,908,769	12,864,542
Sales	(1,731,293)	-0-	(1,114,406)

Balance-End of Year	$124,978,211	$107,004,184	$91,095,415
141

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30,

(1) Reconciliation

	2015	2014	2013
Balance – Beginning of Year	$743,927,412	$ 627,894,827	$ 548,312,703
Additions:
Somerset, NJ	182,573	1,136,454	-0-
Freehold, NJ	556,773	183,862	7,490
Monaca, PA (1)	1,907,292	2,707,529	204,517
Orangeburg, NY	96,800	108,157	-0-
Ridgeland, MS	-0-	-0-	-0-
Urbandale, IA	-0-	-0-	-0-
Richland, MS	-0-	422,691	-0-
O’Fallon, MO	317,457	20,744	7,110
Fayetteville, NC	13,773	-0-	17,635
Schaumburg, IL	-0-	-0-	-0-
Burr Ridge, IL	-0-	65,333	55,106
Romulus, MI	116,919	-0-	-0-
Liberty, MO	2,500	26,620	-0-
Omaha, NE	7,391	-0-	240,485
Charlottesville, VA	-0-	-0-	271,519
Jacksonville, FL (FDX)	-0-	73,921	-0-
West Chester Twp, OH	-0-	77,555	589,882
Richmond, VA ( FDX)	7,356	14,152	5,100
St. Joseph, MO	53,922	11,980	-0-
Newington, CT	-0-	18,000	55,365
Cudahy, WI	-0-	-0-	-0-
Beltsville, MD	9,271	71,700	-0-
Granite City, IL	-0-	-0-	-0-
Monroe, NC	55,680	10,875	-0-
Winston Salem, NC	-0-	8,101	15,560
Elgin, IL	30,312	29,048	7,101
Tolleson, AZ	(3,925)	13,015	-0-
Ft. Myers, FL	-0-	13,321	26,677
Edwardsville, KS (Carlisle)	-0-	200,000	-0-
Tampa, FL (FDX Gr)	6,147	688,990	34,000
Denver, CO	-0-	-0-	-0-
Hanahan, SC (SAIC)	328,118	-0-	-0-
Hanahan, SC (FDX Gr)	-0-	7,983	-0-
Augusta, GA (FDX Gr)	-0-	-0-	-0-
Huntsville, AL	-0-	-0-	3,095
Richfield, OH (2)	(91,709)	4,655,309	3,663,145
Colorado Springs, CO	-0-	-0-	-0-
Tampa, FL (FDX)	-0-	-0-	-0-
Griffin, GA	-0-	-0-	-0-
Roanoke, VA (CHEP) (3)	(59,348)	649,101	-0-
Orion, MI	5,021	61,507	6,129,949
Carlstadt, NJ	51,120	-0-	-0-
Wheeling, IL	-0-	-0-	-0-
White Bear Lake, MN	-0-	-0-	-0-
Cheektowaga, NY	-0-	28,766	-0-
Richmond, VA (Carrier)	19,764	29,964	340,126
Montgomery, IL	-0-	-0-	-0-
Tampa, FL (Tampa Bay Grand Prix)	-0-	34,192	-0-
Augusta, GA (FDX)	6,850	13,250	-0-
Lakeland, FL	-0-	6,643	26,350
El Paso, TX (4)	1,198,544	323,326	3,152,719
Chattanooga, TN	-0-	-0-	203,890
Bedford Heights, OH	4,450	58,309	96,519
Kansas City, MO (Kellogg)	-0-	-0-	-0-
Punta Gorda, FL	-0-	-0-	-0-
Cocoa, FL	73,962	3,494,426	-0-
Orlando, FL	-0-	4,833	43,499
Topeka, KS	-0-	-0-	-0-

142

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30,

(1)	Reconciliation (cont’d)
	2015	2014	2013
Memphis, TN	-0-	20,887	-0-
Houston, TX	2,279	-0-	11,176
Carrollton, TX	4,300	-0-	-0-
Ft. Mill, SC	-0-	338,833	3,359,473
Lebanon, TN	-0-	-0-	-0-
Rockford, IL (Sherwin-Williams)	11,227	-0-	-0-
El Paso, TX (Land)	-0-	-0-	-0-
Edinburg, TX	-0-	24,483	-0-
Streetsboro, OH	-0-	-0-	-0-
Corpus Christi, TX	-0-	-0-	-0-
Halfmoon, NY	-0-	-0-	-0-
Lebanon, OH	36,425	-0-	-0-
Olive Branch, MS (Anda)	-0-	-0-	-0-
Oklahoma City, OK (5)	2,989,708	-0-	151,166
Waco, TX (6)	3,813,157	-0-	-0-
Livonia, MI	30,533	-0-	13,700,000
Olive Branch, MS (Milwaukee Tool)	133,981	-0-	27,368,816
Roanoke, VA (FDX Gr)	-0-	-0-	10,200,000
Green Bay, WI	-0-	-0-	6,570,000
Rochester, MN	-0-	-0-	5,220,000
Tulsa, OK	48,031	3,700,000	-0-
Buckner, KY	86,591	26,633,125	-0-
Edwardsville, KS (International Paper)	203,261	18,085,492	-0-
Altoona, PA	-0-	8,990,000	-0-
Spring, TX	1,415	19,226,108	-0-
Indianapolis, IN (FDX Gr)	202,000	23,744,000	-0-
Sauget, IL	15,200,000	-0-	-0-
Tyler, TX	9,930,000	-0-	-0-
Kansas City, MO (Bunzl)	9,600,000	-0-	-0-
Frankfort, KY (Jim Beam)	28,000,000	-0-	-0-
Jacksonville, FL (FDX Gr)	30,645,954	-0-	-0-
Monroe, OH	12,937,000	-0-	-0-
Indianapolis, IN (Ulta)	37,484,574	-0-	-0-
Ft. Worth, TX	35,300,832	-0-	-0-
Cincinnati, OH	6,750,000	-0-	-0-
Rockford, IL (B/E Aerospace)	5,100,000	-0-	-0-
Total Additions	203,408,281	116,032,585	81,777,470
Total Disposals	(5,556,377)	-0-	(2,195,346)
Balance – End of Year	$941,779,316	$743,927,412	$627,894,827

(1)	62,260 square foot building expansion was completed in December 2014.
(2)	Reversal of over accrual from prior year contract payable on expansion completed in FY 2014.
(3)	Received grant for improvements made in prior year.
(4)	Parking lot expansion completed June 2015.
(5)	38,428 square foot building expansion completed June 2015.
(6)	48,116 square foot building expansion completed August 2015.

143

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT
CORPORATION
(registrant)

Date: December 9, 2015	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive
Officer and Director, its principal executive officer

Date: December 9, 2015	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 9, 2015	By:	/s/ Eugene W. Landy
Eugene W. Landy, Chairman of the Board and Director

Date: December 9, 2015	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive Officer and Director

Date: December 9, 2015	By:	/s/ Anna T. Chew
Anna T. Chew, Director

Date: December 9, 2015	By:	/s/ Daniel D. Cronheim
Daniel D. Cronheim, Director

Date: December 9, 2015	By:	/s/ Catherine B. Elflein
Catherine B. Elflein, Director

Date: December 9, 2015	By:	/s/ Brian Haimm
Brian Haimm, Director

Date: December 9, 2015	By:	/s/ Neal Herstik
Neal Herstik, Director

Date: December 9, 2015	By:	/s/ Matthew I. Hirsch
Matthew I. Hirsch, Director

Date: December 9, 2015	By:	/s/ Samuel A. Landy
Samuel A. Landy, Director

144

Date: December 9, 2015	By:	/s/ Scott L. Robinson
Scott L. Robinson, Director

Date: December 9, 2015	By:	/s/ Stephen B. Wolgin
Stephen B. Wolgin, Director