Form 10-Q
period 2015-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2016-02-03
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Registrant’s telephone number, including area code (732) 577-9996

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Shares of Common Stock as of February 1, 2016
Common Stock, $0.01 par value per share	64,349,819

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2015

C O N T E N T S

PART I:

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND SEPTEMBER 30, 2015

	December 31, 2015	September 30, 2015
	(Unaudited)
ASSETS

Real Estate Investments:
Land	$141,185,315	$134,160,315
Buildings and Improvements	852,201,439	807,619,001
Total Real Estate Investments	993,386,754	941,779,316
Accumulated Depreciation	(130,573,643)	(124,978,211)
Net Real Estate Investments	862,813,111	816,801,105

Cash and Cash Equivalents	12,926,924	12,073,909
Securities Available for Sale at Fair Value	61,032,630	54,541,237
Tenant and Other Receivables	1,397,112	783,052
Deferred Rent Receivable	5,514,960	5,205,295
Prepaid Expenses	6,525,914	3,931,616
Financing Costs, net of Accumulated Amortization of $3,481,381 and $3,247,014, respectively	6,158,217	5,987,911
Capitalized Lease Costs, net of Accumulated Amortization of $2,723,159 and $2,534,521, respectively	3,358,776	3,407,432
Intangible Assets, net of Accumulated Amortization of $11,477,319 and $11,153,855, respectively	5,791,670	6,115,134
Other Assets	6,850,563	7,145,251

TOTAL ASSETS	$972,369,877	$915,991,942

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF DECEMBER 31, 2015 AND SEPTEMBER 30, 2015

	December 31, 2015	September 30, 2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgage Notes Payable	$400,720,157	$373,991,174
Loans Payable	99,979,502	85,041,386
Accounts Payable and Accrued Expenses	2,389,392	3,113,274
Other Liabilities	10,893,930	7,835,468

Total Liabilities	513,982,981	469,981,302

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
Series A - 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of December 31, 2015 and September 30, 2015	53,493,750	53,493,750
Series B - 7.875% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of December 31, 2015 and September 30, 2015	57,500,000	57,500,000
Common Stock - $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of December 31, 2015 and September 30, 2015; 63,790,755 and 62,123,454 Shares Issued and Outstanding as of December 31, 2015 and September 30, 2015, respectively	637,908	621,235
Excess Stock - $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of December 31, 2015 and September 30, 2015; No Shares Issued or Outstanding as of December 31, 2015 and September 30, 2015	-0-	-0-
Additional Paid-In Capital	350,415,079	339,837,258
Accumulated Other Comprehensive (Loss) Income	(3,659,841)	(5,441,603)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	458,386,896	446,010,640

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$972,369,877	$915,991,942

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

	Three Months Ended
	12/31/2015	12/31/2014
INCOME:
Rental Revenue	$19,064,919	$15,430,215
Reimbursement Revenue	3,194,443	2,247,315
Lease Termination Income	-0-	238,625
TOTAL INCOME	22,259,362	17,916,155

EXPENSES:
Real Estate Taxes	2,372,136	1,988,743
Operating Expenses	1,231,365	1,002,248
General & Administrative Expenses	1,335,964	1,240,585
Acquisition Costs	145,585	391,569
Depreciation	5,595,432	4,484,268
Amortization of Capitalized Lease Costs and Intangible Assets	486,611	475,495
TOTAL EXPENSES	11,167,093	9,582,908

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,184,653	1,035,457
Gain on Sale of Securities Transactions, net	8,380	377,087
Interest Expense	(5,112,280)	(4,129,565)
Amortization of Financing Costs	(234,367)	(192,574)
TOTAL OTHER INCOME (EXPENSE)	(4,153,614)	(2,909,595)

NET INCOME	6,938,655	5,423,652

Less: Preferred Dividends	2,151,758	2,151,758

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,786,897	$3,271,894

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014 - CONTINUED

	Three Months Ended
	12/31/2015	12/31/2014

BASIC INCOME – PER SHARE
Net Income	$0.11	$0.10
Less: Preferred Dividends	(0.03)	(0.04)
Net Income Attributable to Common Shareholders - Basic	$0.08	$0.06

DILUTED INCOME – PER SHARE
Net Income	$0.11	$0.10
Less: Preferred Dividends	(0.03)	(0.04)
Net Income Attributable to Common Shareholders - Diluted	$0.08	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	62,866,898	57,289,411
Diluted	62,948,800	57,445,812

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014 - CONTINUED

	Three Months Ended
	12/31/2015	12/31/2014

Net Income	$6,938,655	$5,423,652
Other Comprehensive Income:
Unrealized Holding Gains Arising During the Period	1,790,142	714,006
Reclassification Adjustment for Net Gains Realized in Income	(8,380)	(377,087)
TOTAL COMPREHENSIVE INCOME	8,720,417	5,760,571
Less: Preferred Dividends	2,151,758	2,151,758
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$6,568,659	$3,608,813

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

	Three Months Ended
	12/31/2015	12/31/2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,938,655	$5,423,652
Noncash Items Included in Net Income:
Depreciation & Amortization	6,316,410	5,152,337
Stock Based Compensation Expense	104,961	90,232
Gain on Sale of Securities Transactions, net	(8,380)	(377,087)
Changes In:
Tenant, Deferred Rent and Other Receivables	(898,233)	(1,521,764)
Prepaid Expenses	(2,594,298)	(1,305,317)
Other Assets and Capitalized Lease Costs	(203,940)	(257,867)
Accounts Payable, Accrued Expenses and Other Liabilities	1,981,853	1,161,136
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,637,028	8,365,322

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(50,385,897)	(68,338,125)
Capital and Land Site Improvements	(860,167)	(2,224,333)
Return of Deposits on Real Estate	900,000	1,300,000
Deposits Paid on Acquisitions of Real Estate	(550,000)	(1,325,000)
Proceeds from Sale of Securities Available for Sale	1,790,403	9,584,334
Purchase of Securities Available for Sale	(6,491,654)	(1,089,914)
NET CASH USED IN INVESTING ACTIVITIES	(55,597,315)	(62,093,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Loans Payable	14,938,116	14,990,477
Proceeds from Mortgage Notes Payable	33,670,000	44,486,828
Principal Payments on Mortgage Notes Payable	(6,941,017)	(7,824,424)
Financing Costs Paid on Debt	(404,674)	(648,369)
Proceeds from the Exercise of Stock Options	924,300	79,091
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	12,575,537	6,246,427
Preferred Dividends Paid	(2,151,758)	(2,151,758)
Common Dividends Paid, net of Reinvestments	(7,797,202)	(6,624,599)
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,813,302	48,553,673

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	853,015	(5,174,043)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,073,909	20,474,661
CASH AND CASH EQUIVALENTS - END OF PERIOD	$12,926,924	$15,300,618

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (MREIC, the Company, or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of December 31, 2015, the Company owned ninety-three properties with total square footage of approximately 14,425,000 as compared to ninety-one properties with total square footage of approximately 13,919,000 as of September 30, 2015. As of December 31, 2015, these properties are located in twenty-nine states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin. The Company also owns a portfolio of REIT investment securities which the Company generally limits to no more than approximately 10% of its undepreciated assets.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2015.

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

The Company’s lease with its tenant, CHEP USA, Inc. (CHEP), at its 83,000 square foot building located in Roanoke, VA has an early termination option which may be exercised after August 2021, on the condition that the Company is provided with six months of notice and CHEP pays the Company a $500,000 termination fee. The U.S. GAAP straight-line rent per annum for this location is approximately $494,000, or $5.94 per square foot and the cash basis is approximately $463,800 or $5.54 per square foot, and the lease expires in February 2025.

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

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. The amortization of compensation costs for stock options grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $104,961 and $90,232 for the three months ended December 31, 2015 and 2014, respectively.

During the three months ended December 31, 2015, no shares of restricted stock were granted under the Company’s 2007 Plan. During the three months ended December 31, 2015, four participants exercised options to purchase an aggregate of 115,000 shares of common stock at a weighted average exercise price of $8.04 per share for total proceeds of $924,300. As of December 31, 2015, a total of 546,646 shares were available to grant as stock options or as restricted stock and there were outstanding options to purchase 520,000 shares under the 2007 Plan. The aggregate intrinsic value of options outstanding as of December 31, 2015 was $896,750 and the aggregate intrinsic value of options exercised during the three months ended December 31, 2015 was $272,300.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company’s fiscal year beginning October 1, 2018. Early application is permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements and has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures at this time.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 focuses to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity’s voting rights; or (3) the exposure to a majority of the legal entity’s economic benefits. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 will be effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2015-02 to have a material effect on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Segment Reporting

The Company’s primary business is the ownership, management, and expansion of real estate properties of well-located, modern industrial buildings leased primarily to investment grade tenants or their subsidiaries on long-term net leases. The Company reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. The Company evaluates financial performance using Net Operating Income (“NOI”) from property operations. NOI is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. The Company has aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated as industrial properties subject to long-term net leases primarily to investment grade tenants or their subsidiaries.

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

In addition, common stock equivalents of 81,902 and 156,401 shares are included in the diluted weighted average shares outstanding for the three months ended December 31, 2015 and 2014, respectively. For the diluted weighted average shares outstanding for the three months ended December 31, 2015 and 2014, 130,000 and -0- options to purchase shares of common stock, respectively, were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions

On November 13, 2015, the Company purchased a newly constructed 330,717 square foot industrial building located in Concord, NC, which is in the Charlotte Metropolitan Statistical Area (MSA). The building is 100% net-leased to FedEx Ground Package System, Inc. through July 2025. The purchase price was $31,975,897. The Company obtained a 15 year self-amortizing mortgage of $20,780,000 at a fixed interest rate of 3.87%. Annual rental revenue over the remaining term of the lease is approximately $2,078,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

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

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation (FDX) is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov.

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during fiscal 2016 and 2015, assuming that the acquisitions had occurred as of October 1, 2014, after giving effect to certain adjustments including (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended
	12/31/2015	12/31/2014

Rental Revenues	$19,534,300	$18,943,300
Net Income Attributable to Common Shareholders	$4,842,600	$4,244,900
Diluted Net Income per Share Attributable to Common Shareholders	$0.08	$0.07

Tenant Concentration

The Company has a concentration of FDX and FDX subsidiary-leased properties consisting of forty-nine separate stand-alone leases covering approximately 6,508,000 square feet as of December 31, 2015 and forty-five separate stand-alone leases covering approximately 5,313,000 square feet as of December 31, 2014. The percentage of FDX leased square footage to the total of the Company’s rental space was 45% (7% to FDX and 38% to FDX subsidiaries) as of December 31, 2015 and 43% (8% to FDX and 35% to FDX subsidiaries) as of December 31, 2014. No other tenant accounted for 5% or more of the Company’s total rental space as of December 31, 2015 and 2014.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 55% (7% to FDX and 48% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2016 and was 57% (9% to FDX and 48% to FDX subsidiaries) for fiscal 2015. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the three months ended December 31, 2015 and 2014.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

The Company’s Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $61,032,630 as of December 31, 2015. The Company generally limits its investment in marketable securities to no more than approximately 10% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the three months ended December 31, 2015, the Company sold or redeemed securities with a cost of $1,782,023 and recognized a Gain on Sale of Securities Transactions of $8,380. The Company also made purchases of $6,491,654 in Securities Available for Sale at Fair Value. Of this amount, the Company made total purchases of 17,508 common shares of UMH Properties, Inc. (UMH), a related REIT, through UMH’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $164,137, or a weighted average cost of $9.38 per share. The Company owned a total of 929,379 UMH common shares as of December 31, 2015 at a total cost of $8,692,233 and a fair value of $9,405,314. The Company owns 200,000 shares of UMH’s 8.25% Series A Cumulative Redeemable Preferred Stock at a total cost of $5,000,000 and a fair value of $5,144,000. The Company owns 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2,500,000 and a fair value of $2,649,000.

The Company had total net unrealized holding losses on its securities portfolio of $3,659,841 as of December 31, 2015. The Company held eight securities that had unrealized losses as of December 31, 2015 totaling $5,829,652. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery. The following is a summary of the securities that the Company has determined to be temporarily impaired as of December 31, 2015:

	Less than 12 Months		12 Months or Longer
		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$233,300	$(16,700)	$127,500	$(42,505)
Common stock	32,786,410	(5,630,315)	857,500	(140,132)
Total	$33,019,710	$(5,647,015)	$985,000	$(182,637)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
1	$1,634,500	$(2,179)	<1%
1	233,300	(16,700)	7%
5	32,009,410	(5,768,268)	11-20%
1	127,500	(42,505)	25%
8	$34,004,710	$(5,829,652)

NOTE 5 – DEBT

As of December 31, 2015, total loans payable represents a $2,374,811 term loan at an annual interest rate of 4.90%, maturing November 29, 2016, a $2,604,691 term loan at a variable annual interest rate of prime plus 0.75% with a floor of 4.50%, maturing on March 9, 2017 and $95,000,000 drawn down on the Company’s $130,000,000 unsecured line of credit facility (the “Facility”), maturing in August 2019. Borrowings under the Facility, up to the first 60% of the value of the borrowing base properties, bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings under the Facility bear interest at LIBOR plus 170 basis points for borrowings up to 60% of the value of the borrowing base properties which was at an interest rate of 2.12% as of December 31, 2015 and LIBOR plus 245 basis points, for borrowings in excess of 60% of the value of the borrowing base properties, which was at an interest rate of 2.77% as of December 31, 2015. In addition, the Company has a $70,000,000 accordion feature bringing the total potential availability under the Facility (subject to various conditions as specified in the loan agreement) up to $200,000,000.

As of December 31, 2015, the interest rate of the $2,604,691 loan was 4.50% and the weighted average interest rate of the total amount drawn down on the Facility was 2.20%. The $2,604,691 term loan is secured by 500,000 shares of UMH common stock with a fair value of $5,060,000 as of December 31, 2015 and the $2,374,811 term loan is secured by 200,000 shares of UMH 8.25% Series A preferred stock with a fair value of $5,144,000 as of December 31, 2015.

In connection with two properties acquired during the three months ended December 31, 2015 which are located in Concord (Charlotte), NC and Covington (New Orleans), LA (as described in Note 3), the Company entered into two, fifteen year self-amortizing mortgages originally totaling $33,670,000 with a weighted average interest rate of 3.95%.

During the three months ended December 31, 2015, the Company drew down $15,000,000 on its unsecured line of credit.

NOTE 6 – SHAREHOLDERS’ EQUITY

The Company’s authorized stock as of December 31, 2015 consisted of 200,000,000 shares of common stock, 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A preferred shares), 2,300,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B preferred shares) and 200,000,000 shares of Excess stock.

Common Stock

On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. The dividend was paid on December 15, 2015, to shareholders of record at the close of business on November 16, 2015. This represents an annualized dividend rate of $0.64 per share. The Company has maintained or increased its cash dividend for twenty-four consecutive years.

The Company raised $14,861,495 (including dividend reinvestments of $2,285,958) from the issuance of 1,552,301 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan (DRIP) during the three months ended December 31, 2015. During the three months ended December 31, 2015, the Company paid $10,083,160 in total cash dividends, or $0.16 per share, to common shareholders, of which $2,285,958 was reinvested in the DRIP.

On January 19, 2016, the Company declared a dividend of $0.16 per share to be paid March 15, 2016 to common shareholders of record as of the close of business on February 16, 2016.

The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased or reacquired during fiscal 2016 and, as of December 31, 2015, the Company does not own any of its own shares.

7.625% Series A Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2015, the Company paid $1,019,726 in Preferred Dividends, or $0.4766 per share on its outstanding Series A preferred shares. Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $1.90625 per share. On January 19, 2016, the Company declared a dividend of $0.4766 per share to be paid March 15, 2016 to Series A preferred shareholders of record as of the close of business on February 16, 2016.

7.875% Series B Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2015, the Company paid $1,132,032 in Preferred Dividends, or $0.4922 per share on its outstanding Series B preferred shares. Dividends on the Series B preferred shares are cumulative and payable quarterly at an annual rate of $1.96875 per share. On January 19, 2016, the Company declared a dividend of $0.4922 per share to be paid March 15, 2016 to Series B preferred shareholders of record as of the close of business on February 16, 2016.

NOTE 7 – FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. The Company’s financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at December 31, 2015 and September 30, 2015:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2015:
Equity Securities – Preferred Stock	$17,636,881	$17,636,881	$-0-	$-0-
Equity Securities – Common Stock	43,389,516	43,389,516	-0-	-0-
Mortgage Backed Securities	6,233	6,233	-0-	-0-
Total Securities Available for Sale at Fair Value	$61,032,630	$61,032,630	$-0-	$-0-

As of September 30, 2015:
Equity Securities – Preferred Stock	$14,961,994	$14,961,994	$-0-	$-0-
Equity Securities – Common Stock	39,572,574	39,572,574	-0-	-0-
Mortgage Backed Securities	6,669	6,669	-0-	-0-
Total Securities Available for Sale at Fair Value	$54,541,237	$54,541,237	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At December 31, 2015, the fixed rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $410,681,000 and the carrying value amounted to $400,720,157. At December 31, 2015 the fixed rate Loans Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $5,008,000 and the carrying value amounted to $4,979,502. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements fall within level 3 of the fair value hierarchy.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended December 31, 2015 and 2014 was approximately $5,112,000 and $4,130,000, respectively.

During the three months ended December 31, 2015 and 2014, the Company had dividend reinvestments of $2,285,958 and $1,973,815, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

We have entered into agreements to purchase nine new build-to-suit, industrial buildings that are currently being developed in Colorado, Florida, Kansas, Kentucky, Michigan, New York, Pennsylvania and Washington totaling approximately 2,221,000 square feet with net-leased terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 13.4 years. The purchase price for the nine properties is approximately $248,584,000. All nine purchase commitments are being leased to investment grade tenants or their subsidiaries. Subject to satisfactory due diligence, we anticipate closing these nine transactions during the remainder of fiscal 2016 and fiscal 2017. In connection with seven of the nine properties, the Company has entered into commitments to obtain seven mortgages totaling approximately $126,767,000 at fixed rates ranging from 3.61% to 3.97%, with a weighted average interest rate of 3.81%. Six of these mortgages are fifteen year, self-amortizing loans and one is a fourteen year, self-amortizing loan, resulting in a weighted average term of 14.9 years.

In addition, the Company currently has four property expansions in progress consisting of three building expansions and one parking lot expansion. Total expansion costs are expected to be approximately $18,417,000 and will add approximately 312,000 additional rentable square feet. Approximately 246,000 square feet, or 79%, will be leased to Milwaukee Electric Tool Corporation (“Milwaukee Tool”) and the remaining 66,000 square feet, or 21%, will be leased to FedEx Ground Package System, Inc. Upon completion of the four expansions, annual rent will be increased by approximately $1,705,000. Each property being expanded will provide for a new lease extension from the date of completion. Three of the expansions will provide for an additional ten years of term and the remaining one expansion leased to Milwaukee Tool will provide for an additional twelve years of term.

Approximately 80% of the additional square feet from the nine purchase commitments and the three buildings committed to be expanded are from properties leased to FedEx Ground Package System, Inc.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On January 19, 2016, the Company declared a dividend of $0.16 per share to be paid March 15, 2016 to common shareholders of record as of the close of business on February 16, 2016.

During October 2015, the Company entered into a 5.25 year lease agreement for its previously vacant 106,507 square foot building located in Winston-Salem, NC through March 31, 2021. The lease is with Style Crest, Inc. and commenced on January 1, 2016. Initial annual rent of $356,798, representing $3.35 per square foot, will commence on April 1, 2016 with 3.0% annual increases thereafter. As a result of this lease becoming effective January 1, 2016, our current occupancy rate increased to 99.5%.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Activity

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The Company operates as a Real Estate Investment Trust (REIT). The Company seeks to invest in well-located, modern industrial buildings leased primarily to investment grade tenants or their subsidiaries on long-term net leases. During the three months ended December 31, 2015, the Company purchased two net-leased industrial properties, located in Concord (Charlotte), NC and Covington (New Orleans), LA totaling approximately 506,000 square feet, for approximately $50,386,000. As of December 31, 2015, the Company owned ninety-three properties with total square footage of approximately 14,425,000. These properties are located in twenty-nine states. As of the quarter ended December 31, 2015, the Company’s weighted average lease maturity was approximately 7.1 years, its occupancy rate was 98.8% and its annualized average base rent per occupied square foot was $5.53. As of December 31, 2015, the weighted average age based on the square footage of the Company’s buildings was 10.5 years. In addition, total gross real estate investments were $993,386,754 as of December 31, 2015.

The Company’s revenue primarily consists of Rental and Reimbursement Revenue from the ownership of industrial rental property. Net Operating Income (NOI) from property operations is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI increased $3,969,322, or 27%, for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. The increase was due to the additional income related to five industrial properties purchased during the last three quarters of fiscal 2015 and two industrial properties purchased during the three months ended December 31, 2015.

The Company’s NOI for the three months ended December 31, 2015 and 2014 is calculated as follows:

	Three Months Ended
	12/31/2015	12/31/2014

Rental Revenue	$19,064,919	$15,430,215
Reimbursement Revenue	3,194,443	2,247,315
Total Rental and Reimbursement Revenue	22,259,362	17,677,530
Real Estate Taxes	(2,372,136)	(1,988,743)
Operating Expense	(1,231,365)	(1,002,248)
NOI	$18,655,861	$14,686,539

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

Of the Company’s ninety-three properties, only three leases contain an early termination provision, which are as follows: the Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS, the Company’s lease with its tenant at its 83,000 square foot location in Roanoke, VA and the Company’s lease with its tenant at its 102,135 square foot location in O’Fallon (St. Louis), MO.

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

The termination option at the Roanoke, VA location may be exercised after August 2021, on the condition that the Company is provided with six months of notice and the tenant pays the Company a $500,000 termination fee. The U.S. GAAP straight-line rent per annum for this location is approximately $494,000, or $5.94 per square foot and the cash basis is approximately $463,800 or $5.54 per square foot, and the lease expires in February 2025.

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

Acquisitions

On November 13, 2015, the Company purchased a newly constructed 330,717 square foot industrial building located in Concord, NC, which is in the Charlotte Metropolitan Statistical Area (MSA). The building is 100% net-leased to FedEx Ground Package System, Inc. through July 2025. The purchase price was $31,975,897. The Company obtained a 15 year self-amortizing mortgage of $20,780,000 at a fixed interest rate of 3.87%. Annual rental revenue over the remaining term of the lease is approximately $2,078,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

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

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation (FDX) is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov.

Commitments

We have entered into agreements to purchase nine new build-to-suit, industrial buildings that are currently being developed in Colorado, Florida, Kansas, Kentucky, Michigan, New York, Pennsylvania and Washington totaling approximately 2,221,000 square feet with net-leased terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 13.4 years. The purchase price for the nine properties is approximately $248,584,000. All nine purchase commitments are being leased to investment grade tenants or their subsidiaries. Subject to satisfactory due diligence, we anticipate closing these nine transactions during the remainder of fiscal 2016 and fiscal 2017. In connection with seven of the nine properties, the Company has entered into commitments to obtain seven mortgages totaling approximately $126,767,000 at fixed rates ranging from 3.61% to 3.97%, with a weighted average interest rate of 3.81%. Six of these mortgages are fifteen year, self-amortizing loans and one is a fourteen year, self-amortizing loan, resulting in a weighted average term of 14.9 years.

In addition, the Company currently has four property expansions in progress consisting of three building expansions and one parking lot expansion. Total expansion costs are expected to be approximately $18,417,000 and will add approximately 312,000 additional rentable square feet. Approximately 246,000 square feet, or 79%, will be leased to Milwaukee Electric Tool Corporation (“Milwaukee Tool”) and the remaining 66,000 square feet, or 21%, will be leased to FedEx Ground Package System, Inc. Upon completion of the four expansions, annual rent will be increased by approximately $1,705,000. Each property being expanded will provide for a new lease extension from the date of completion. Three of the expansions will provide for an additional ten years of term and the remaining one expansion leased to Milwaukee Tool will provide for an additional twelve years of term.

Approximately 80% of the additional square feet from the nine purchase commitments and the three buildings committed to be expanded are from properties leased to FedEx Ground Package System, Inc.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

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

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for fiscal year ended September 30, 2015.

Changes in Results of Operations

As of December 31, 2015, the Company owned ninety-three properties with total square footage of approximately 14,425,000 as compared to eighty-seven properties with total square footage of approximately 12,423,000, as of December 31, 2014, representing an increase of 16%. As of December 31, 2015 and 2014, the Company’s weighted average lease maturity was approximately 7.1 years. The Company’s occupancy rate was 98.8% as of December 31, 2015 as compared to 96.3% as of December 31, 2014, representing an increase of 250 basis points.

Approximately 2% of the Company’s gross leasable area, consisting of three leases totaling 325,656 square feet, were scheduled to expire during fiscal 2016. The Company has renewed two of the three leases, consisting of 265,656 square feet, or 82% of the gross leasable area that was scheduled to expire during fiscal 2016 for a weighted average term of 4.4 years. The Company has not incurred any tenant improvement costs or any leasing costs in connection with one of the lease renewals and has incurred or expects to incur tenant improvement costs of approximately $225,000 and leasing costs of approximately $133,000 in connection with the other lease renewal. The table below summarizes the lease terms of the two leases which were renewed and includes both the tenant improvement costs and the leasing costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Monaca, PA	Datatel Resources	80,856	$2.87	$2.87	11/30/15	$3.00	$3.00	11/30/17	2.0	$-0-	$-0-
Granite City, IL	Anheuser- Busch, Inc.	184,800	4.16	4.32	5/31/16	4.36	4.10	11/30/21	5.5	0.22	0.13
	Total	265,656

Weighted Average			$3.77	$3.88		$3.95	$3.77		4.4	$0.19	$0.11

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

The two lease renewals resulted in a weighted average term of 4.4 years and a U.S. GAAP straight-line weighted average lease rate of $3.95 per square foot. The renewed weighted average initial cash rent per square foot is $3.77. This compares to the former weighted average rent of $3.77 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $3.88 per square foot, representing an increase in the weighted average lease rate of 4.8% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 2.8% on a cash basis.

We continue to be in discussions with our one remaining tenant whose lease is scheduled to expire during fiscal 2016, representing 60,000 square feet, or 18%, of the total space that had been scheduled for renewal in fiscal 2016.

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

During October 2015, the Company entered into a 5.25 year lease agreement for its previously vacant 106,507 square foot building located in Winston-Salem, NC through March 31, 2021. The lease is with Style Crest, Inc. and commenced on January 1, 2016. Initial annual rent of $356,798, representing $3.35 per square foot, will commence on April 1, 2016 with 3.0% annual increases thereafter. As a result of this lease becoming effective January 1, 2016, our current occupancy rate increased to 99.5%.

Rental Revenue increased $3,634,704, or 24%, for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. The increase was primarily due to the acquisition of five properties purchased during the last three quarters of fiscal 2015 and the two properties purchased during the first three months of fiscal 2016.

Reimbursement Revenue increased $947,128, or 42%, for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Real Estate Tax Expense increased $383,393, or 19%, for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. Operating Expenses increased $229,117, or 23%, for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. The increase in Reimbursement Revenue, Real Estate Taxes and Operating Expenses for the three months ended December 31, 2015 was primarily due to our newly acquired properties. Our single-tenant properties are subject to net-leases which require the tenants to reimburse the Company for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance.

Lease Termination Income amounted to $-0- and $238,625 for the three months ended December 31, 2015 and 2014, respectively. The income for the three months ended December 31, 2014 represents the payment from a former tenant at our Hanahan, SC property terminating its lease obligations before the end of the contractual term of the lease by agreement with the Company in accordance with the terms of the Lease. In conjunction with the lease termination, the Company simultaneously entered into a lease agreement from February 2015 through April 30, 2019 with the former tenant’s sub-tenant.

General and Administrative Expense increased $95,379, or 8%, for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. The increase in General and Administrative Expense for the three months ended December 31, 2015 was primarily due to an increase in salary and employee benefit expenses resulting from a combination of an increase in the number of employees and an increase in employees’ wage rates.

Acquisition Costs amounted to $145,585 and $391,569 for the three months ended December 31, 2015 and December 31, 2014, respectively. The decrease in the three months ended December 31, 2015 was due to the acquisition of two properties in the first quarter of fiscal 2016 compared to five properties in the first quarter of fiscal 2015.

The Company recognized a Gain on Sale of Securities Transactions of $8,380 and $377,087 for the three months ended December 31, 2015 and 2014, respectively.

Interest Expense increased $982,715, or 24%, for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. This increase is primarily due to an increase in the average balance of Mortgage Notes Payable due to the newly acquired properties in fiscal 2015 and 2016 and an increase in Loans Payable due to an increase in the amount drawn down on the Company’s line of credit facility which was offset by a decrease in the weighted average interest rate. The weighted average interest rate of Mortgage Notes Payable and Loans Payable has decreased from 4.97% at December 31, 2014 to 4.28% at December 31, 2015, representing a decrease of 69 basis points.

Changes in Financial Condition

The Company generated Net Cash from Operating Activities of $11,637,028 and $8,365,322 for the three months ended December 31, 2015 and 2014, respectively.

Net Real Estate Investments increased $46,012,006 from September 30, 2015 to December 31, 2015. This increase was due mainly to the purchase of two industrial properties located in Concord (Charlotte), NC and Covington (New Orleans), LA totaling $50,385,897 of which all was allocated to Net Real Estate Investments. The increase was partially offset by Depreciation Expense for the three month period of $5,595,432.

Securities Available for Sale increased $6,491,393 from September 30, 2015 to December 31, 2015. The increase was due to the purchase of securities totaling $6,491,654 and a net decrease in Unrealized Holding Losses of $1,781,762 offset by the sale of securities with a cost basis of $1,782,023.

Mortgage Notes Payable increased $26,728,983 from September 30, 2015 to December 31, 2015. The increase was due to the origination of two mortgages totaling $33,670,000 obtained in connection with the acquisitions of two industrial properties purchased in the first quarter of fiscal 2016.

The weighted average interest rate on these two mortgages is 3.95%. Details on the increase in Mortgage Notes Payable are as follows:

Property	Mortgage amount	Maturity Date	Interest Rate
Concord (Charlotte), NC	$20,780,000	12/1/30	3.87%
Covington (New Orleans), LA	12,890,000	1/1/31	4.08%

The increase in Mortgage Notes Payable was partially offset by scheduled payments of principal of $6,941,017.

The Company is scheduled to repay a total of approximately $47,070,000 in mortgage principal payments over the next twelve months. The Company intends to make these principal payments from the funds raised from Cash from Operations, the DRIP and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $11,637,028 and $8,365,322 for the three months ended December 31, 2015 and 2014, respectively. Dividends paid on common stock for the three months ended December 31, 2015 and 2014 were $10,083,160 and $8,598,414, respectively (of which $2,285,958 and $1,973,815, respectively, were reinvested). The Company pays dividends from cash generated from operations.

As of December 31, 2015, the Company owned Securities Available for Sale of $61,032,630, of which $10,204,000 is pledged as collateral for two term loans totaling $4,979,502. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. In instances when the Company believes it can achieve an adequate yield spread, the Company may invest in marketable REIT securities on margin. As of December 31, 2015 there were no draws against the margin. The marketable REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of December 31, 2015, the Company had a net Unrealized Holding Losses on its portfolio of $3,659,841. The dividends received from the Company’s investments, which yielded 9% for the three months ended December 31, 2015, continue to meet our expectations.

As of December 31, 2015, the Company owned ninety-three properties, of which sixty-three carried mortgage loans with outstanding principal balances totaling $400,720,157. The thirty unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s unsecured line of credit facility limit the amount of unencumbered properties that can be mortgaged. As of December 31, 2015, the Company has drawn down $95,000,000 on its $130,000,000 unsecured line of credit facility which has a weighted average interest rate of 2.20%. The unsecured line of credit facility has an additional $70,000,000 accordion feature, which brings the total potential availability up to $200,000,000. The unsecured line of credit facility matures August 2019, with a one year extension at the Company’s option.

As of December 31, 2015, the Company had total assets of $972,369,877 and liabilities of $513,982,981. The Company’s net debt (net of cash and cash equivalents) to total market capitalization as of December 31, 2015 was approximately 38% and the Company’s net debt, less securities (net of cash and cash equivalents and net of securities) to total market capitalization as of December 31, 2015 was approximately 33%. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

During the three months ended December 31, 2015, the Company paid $1,019,726 in Preferred Dividends on its outstanding Series A preferred shares. On January 19, 2016, the Company declared a dividend of $0.4766 per share on the Company’s Series A preferred shares payable March 15, 2016 to Series A preferred shareholders of record as of the close of business on February 16, 2016.

During the three months ended December 31, 2015, the Company paid $1,132,032 in Preferred Dividends on its outstanding Series B preferred shares. On January 19, 2016, the Company declared a dividend of $0.4922 per share on the Company’s Series B preferred shares payable March 15, 2016 to Series B preferred shareholders of record as of the close of business on February 16, 2016.

The Company raised $14,861,495 (including dividend reinvestments of $2,285,958) from the issuance of 1,552,301 shares of common stock under the DRIP during the three months ended December 31, 2015. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 17,508 common shares for a total cost of $164,137, or a weighted average cost of $9.38 per share. During the three months ended December 31, 2015, the Company paid $10,083,160 in total cash dividends, or $0.16 per share to common shareholders, of which $2,285,958 was reinvested in the DRIP. On January 19, 2016, the Company declared a dividend of $0.16 per common share to be paid on March 15, 2016 to common shareholders of record as of the close of business on February 16, 2016.

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

The Company has a concentration of FDX and FDX subsidiary-leased properties consisting of forty-nine separate stand-alone leases covering approximately 6,508,000 square feet as of December 31, 2015 and forty-five separate stand-alone leases covering approximately 5,313,000 square feet as of December 31, 2014. The percentage of FDX leased square footage to the total of the Company’s rental space was 45% (7% to FDX and 38% to FDX subsidiaries) as of December 31, 2015 and 43% (8% to FDX and 35% to FDX subsidiaries) as of December 31, 2014. No other tenant accounted for 5% or more of the Company’s total rental space as of December 31, 2015 and 2014.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 55% (7% to FDX and 48% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2016 and was 57% (9% to FDX and 48% to FDX subsidiaries) for fiscal 2015. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the three months ended December 31, 2015 and 2014.

We have entered into agreements to purchase nine new build-to-suit, industrial buildings that are currently being developed in Colorado, Florida, Kansas, Kentucky, Michigan, New York, Pennsylvania and Washington totaling approximately 2,221,000 square feet with net-leased terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 13.4 years. The purchase price for the nine properties is approximately $248,584,000. All nine purchase commitments are being leased to investment grade tenants or their subsidiaries. Subject to satisfactory due diligence, we anticipate closing these nine transactions during the remainder of fiscal 2016 and fiscal 2017. In connection with seven of the nine properties, the Company has entered into commitments to obtain seven mortgages totaling approximately $126,767,000 at fixed rates ranging from 3.61% to 3.97%, with a weighted average interest rate of 3.81%. Six of these mortgages are fifteen year, self-amortizing loans and one is a fourteen year, self-amortizing loan, resulting in a weighted average term of 14.9 years.

In addition, the Company currently has four property expansions in progress consisting of three building expansions and one parking lot expansion. Total expansion costs are expected to be approximately $18,417,000 and will add approximately 312,000 additional rentable square feet. Approximately 246,000 square feet, or 79%, will be leased to Milwaukee Electric Tool Corporation (“Milwaukee Tool”) and the remaining 66,000 square feet, or 21%, will be leased to FedEx Ground Package System, Inc. Upon completion of the four expansions, annual rent will be increased by approximately $1,705,000. Each property being expanded will provide for a new lease extension from the date of completion. Three of the expansions will provide for an additional ten years of term and the remaining one expansion leased to Milwaukee Tool will provide for an additional twelve years of term.

Approximately 80% of the additional square feet from the nine purchase commitments and the three buildings committed to be expanded are from properties leased to FedEx Ground Package System, Inc.

The Company intends to acquire additional net-leased industrial properties on long-term leases, primarily to investment grade tenants or their subsidiaries, and when needed, expand its current properties. The funds may come from free cash flow from operations, mortgages, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Funds From Operations and Core Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO, excluding acquisition costs. We define Adjusted Funds from Operations (AFFO) as Core FFO, excluding stock compensation expense, depreciation of corporate office tenant improvements, amortization of financing costs, lease termination income, net gain or loss on sale of securities transactions, U.S. GAAP straight-line rent adjustments and less recurring capital expenditures. We define recurring capital expenditures as all capital expenditures, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO, Core FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO, Core FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. The items excluded from FFO, Core FFO and AFFO are significant components in understanding the Company’s financial performance.

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

The following is a reconciliation of the Company’s U.S. GAAP Net Income to the Company’s FFO, Core FFO and AFFO for the three months ended December 31, 2015 and 2014:

	Three Months Ended
	12/31/2015	12/31/2014
Net Income Attributable to Common Shareholders	$4,786,897	$3,271,894
Plus: Depreciation Expense (excluding Corporate Office)	5,567,461	4,484,268
Plus: Amortization of Intangible Assets	323,464	346,640
Plus: Amortization of Capitalized Lease Costs	188,639	139,505
FFO Attributable to Common Shareholders	10,866,461	8,242,307
Plus: Acquisition Costs	145,585	391,569
Core FFO Attributable to Common Shareholders	$11,012,046	$8,633,876
Plus: Stock Compensation Expense	104,961	90,232
Plus: Depreciation of Corporate Office Tenant Improvements	27,971	-0-
Plus: Amortization of Financing Costs	234,367	192,574
Less: Lease Termination Income	-0-	(238,625)
Less: Gain on Sale of Securities Transactions, net	(8,380)	(377,087)
Less: U.S. GAAP Straight-line Rent Adjustment	(309,665)	(331,979)
Less: Recurring Capital Expenditures	(336,191)	(173,500)
AFFO Attributable to Common Shareholders	$10,725,109	$7,795,491

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the three months ended December 31, 2015 and 2014:

	Three Months Ended
	12/31/2015	12/31/2014

Operating Activities	$11,637,028	$8,365,322
Investing Activities	(55,597,315)	(62,093,038)
Financing Activities	44,813,302	48,553,673

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

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to the Company. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015. These and other risks, uncertainties and factors could cause the Company’s actual results to differ materially from those included in any forward-looking statements the Company makes. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for the Company to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from the Company’s expectations include, among others:

●	the ability of the Company’s tenants to make payments under their respective leases, our reliance on certain major tenants and the Company’s ability to re-lease properties that are currently vacant or that become vacant;

●	the Company’s ability to obtain suitable tenants for its properties;

●	changes in real estate market conditions, economic conditions in the industrial sector and the market in which the Company’s properties are located and general economic conditions;

●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;

●	the Company’s ability to acquire, finance and sell properties on attractive terms;

●	the Company’s ability to repay debt financing obligations;

●	the Company’s ability to refinance amounts outstanding under its credit facilities at maturity on terms favorable to us;

●	the loss of any member of the Company’s management team;

●	the Company’s ability to comply with debt covenants;

●	the Company’s ability to integrate acquired properties and operations into existing operations;

●	continued availability of proceeds from issuances of the Company’s debt or equity securities;

●	the availability of other debt and equity financing alternatives;

●	market conditions affecting the Company’s investment in marketable securities of other REIT’s;

●	changes in interest rates under the Company’s current credit facility and under any additional variable rate debt arrangements that the Company may enter into in the future;

●	the Company’s ability to successfully implement the Company’s selective acquisition strategy;

●	the Company’s ability to maintain internal controls and procedures to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

●	changes in federal or state tax rules or regulations that could have adverse tax consequences;

●	declines in the market value of the Company’s investment securities; and

●	the Company’s ability to qualify as a REIT for federal income tax purposes.

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur. The Company undertakes no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to December 31, 2015 (the date of this Quarterly Report on Form 10-Q).

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

Changes In Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.

Risk Factors.

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

MONMOUTH REAL ESTATE
INVESTMENT CORPORATION

Date: February 3, 2016	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date: February 3, 2016	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

