Form 10-Q
period 2016-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2016-05-04
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No[X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Shares of Common Stock as of May 2, 2016
Common Stock, $0.01 par value per share	66,052,898

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2016

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND SEPTEMBER 30, 2015

	March 31, 2016	September 30, 2015
	(Unaudited)
ASSETS
Real Estate Investments:
Land	$144,885,315	$134,160,315
Buildings and Improvements	874,477,994	807,619,001
Total Real Estate Investments	1,019,363,309	941,779,316
Accumulated Depreciation	(136,359,705)	(124,978,211)
Net Real Estate Investments	883,003,604	816,801,105

Cash and Cash Equivalents	9,934,618	12,073,909
Securities Available for Sale at Fair Value	68,646,996	54,541,237
Tenant and Other Receivables	1,148,035	783,052
Deferred Rent Receivable	6,027,130	5,205,295
Prepaid Expenses	6,772,544	3,931,616
Financing Costs, net of Accumulated Amortization of $3,720,052 and $3,247,014, respectively	6,130,202	5,987,911
Capitalized Lease Costs, net of Accumulated Amortization of $2,915,276 and $2,534,521, respectively	4,241,705	3,407,432
Intangible Assets, net of Accumulated Amortization of $11,797,054 and 11,153,855, respectively	5,554,799	6,115,134
Other Assets	8,195,829	7,145,251

TOTAL ASSETS	$999,655,462	$915,991,942

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2016 AND SEPTEMBER 30, 2015

	March 31, 2016	September 30, 2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage Notes Payable	$406,425,916	$373,991,174
Loans Payable	99,916,883	85,041,386
Accounts Payable and Accrued Expenses	5,470,111	3,113,274
Other Liabilities	11,036,251	7,835,468
Total Liabilities	522,849,161	469,981,302

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
Series A - 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of March 31, 2016 and September 30, 2015	53,493,750	53,493,750
Series B - 7.875% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of March 31, 2016 and September 30, 2015	57,500,000	57,500,000
Common Stock - $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of March 31, 2016 and September 30, 2015; 65,588,024 and 62,123,454 Shares Issued and Outstanding as of March 31, 2016 and September 30, 2015, respectively	655,880	621,235
Excess Stock - $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of March 31, 2016 and September 30, 2015; No Shares Issued or Outstanding as of March 31, 2016 and September 30, 2015	-0-	-0-
Additional Paid-In Capital	363,096,308	339,837,258
Accumulated Other Comprehensive Income (Loss)	2,060,363	(5,441,603)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	476,806,301	446,010,640

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$999,655,462	$915,991,942

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended		Six Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
INCOME:
Rental Revenue	$19,610,868	$16,205,524	$38,675,787	$31,635,739
Reimbursement Revenue	3,355,970	2,653,072	6,550,413	4,900,387
Lease Termination Income	-0-	-0-	-0-	238,625
TOTAL INCOME	22,966,838	18,858,596	45,226,200	36,774,751

EXPENSES:
Real Estate Taxes	2,675,677	1,951,451	5,047,813	3,940,194
Operating Expenses	1,103,358	999,614	2,334,723	2,001,862
General & Administrative Expenses	2,221,445	1,567,725	3,557,409	2,808,310
Acquisition Costs	265,012	471,115	410,597	862,684
Depreciation	5,786,062	4,785,948	11,381,494	9,270,216
Amortization of Capitalized Lease Costs and Intangible Assets	486,360	529,820	972,971	1,005,315
TOTAL EXPENSES	12,537,914	10,305,673	23,705,007	19,888,581

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,379,668	962,948	2,564,321	1,998,405
Gain on Sale of Securities Transactions, net	878,962	-0-	887,342	377,087
Interest Expense	(5,316,936)	(4,493,933)	(10,429,216)	(8,623,498)
Amortization of Financing Costs	(238,671)	(203,258)	(473,038)	(395,832)
TOTAL OTHER INCOME (EXPENSE)	(3,296,977)	(3,734,243)	(7,450,591)	(6,643,838)

NET INCOME	7,131,947	4,818,680	14,070,602	10,242,332

Less: Preferred Dividends	2,151,758	2,151,758	4,303,516	4,303,516

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,980,189	$2,666,922	$9,767,086	$5,938,816

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2015 - CONTINUED

	Three Months Ended		Six Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015

BASIC INCOME – PER SHARE
Net Income	$0.11	$0.08	$0.22	$0.18
Less: Preferred Dividend	(0.03)	(0.04)	(0.07)	(0.08)
Net Income Attributable to Common	$0.08	$0.04	$0.15	$0.10
Shareholders - Basic

DILUTED INCOME – PER SHARE
Net Income	$0.11	$0.08	$0.22	$0.18
Less: Preferred Dividend	(0.03)	(0.04)	(0.07)	(0.08)
Net Income Attributable to Common
Shareholders - Diluted	$0.08	$0.04	$0.15	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	64,657,058	58,308,728	63,757,087	57,793,469
Diluted	64,736,469	58,462,729	63,828,310	57,936,743

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended		Six Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015

Net Income	$7,131,947	$4,818,680	$14,070,602	$10,242,332
Other Comprehensive Income:
Unrealized Holding Gains Arising During the Period	6,599,166	820,618	8,389,308	1,534,624
Reclassification Adjustment for Net Gains
Realized in Income	(878,962)	-0-	(887,342)	(377,087)
TOTAL COMPREHENSIVE INCOME	12,852,151	5,639,298	21,572,568	11,399,869

Less: Preferred Dividend	2,151,758	2,151,758	4,303,516	4,303,516
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$10,700,393	$3,487,540	$17,269,052	$7,096,353

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

	Six Months Ended
	3/31/2016	3/31/2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$14,070,602	$10,242,332
Noncash Items Included in Net Income:
Depreciation & Amortization	12,827,503	10,678,415
Stock Based Compensation Expense	206,928	186,905
Gain on Sale of Securities Transactions, net	(887,342)	(377,087)
Changes In:
Tenant, Deferred Rent and Other Receivables	(1,135,834)	(618,061)
Prepaid Expenses	(2,840,928)	(2,664,189)
Other Assets and Capitalized Lease Costs	(2,327,353)	(892,206)
Accounts Payable, Accrued Expenses and Other Liabilities	8,514,594	1,297,741
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,428,170	17,853,850

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(70,418,761)	(112,400,079)
Capital and Land Site Improvements	(10,193,323)	(5,394,632)
Return of Deposits on Real Estate	900,000	1,900,000
Deposits Paid on Acquisitions of Real Estate	(850,000)	(2,000,000)
Proceeds from Sale of Securities Available for Sale	7,416,459	9,584,512
Purchase of Securities Available for Sale	(13,132,910)	(1,244,580)
NET CASH USED IN INVESTING ACTIVITIES	(86,278,535)	(109,554,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Loans Payable	14,875,497	39,961,669
Proceeds from Mortgage Notes Payable	46,670,000	73,186,828
Principal Payments on Mortgage Notes Payable	(14,235,258)	(13,814,294)
Financing Costs Paid on Debt	(615,329)	(1,214,592)
Proceeds from the Exercise of Stock Options	1,412,050	612,409
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	28,200,304	15,531,409
Preferred Dividends Paid	(4,303,516)	(4,303,516)
Common Dividends Paid, net of Reinvestments	(16,292,674)	(13,232,331)
NET CASH PROVIDED BY FINANCING ACTIVITIES	55,711,074	96,727,582

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,139,291)	5,026,653
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,073,909	20,474,661
CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,934,618	$25,501,314

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2016

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (MREIC, the Company, or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of March 31, 2016, the Company owned ninety-four properties with total square footage of approximately 14,551,000 as compared to ninety-one properties with total square footage of approximately 13,919,000 as of September 30, 2015. These properties are located in twenty-nine states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Wisconsin. The Company also owns a portfolio of REIT investment securities which the Company generally limits to no more than approximately 10% of its undepreciated assets.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2015.

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

Of the Company’s ninety-four properties, only three leases contain an early termination provision, which are as follows: the Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS, the Company’s lease with its tenant at its 83,000 square foot location in Roanoke, VA and the Company’s lease with its tenant at its 102,135 square foot location in O’Fallon (St. Louis), MO.

Stock Compensation Plan

The Company has a Stock Option and Stock Award Plan, adopted in 2007 and amended and restated in 2010 (the “2007 Plan”), authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock, including up to 100,000 shares of restricted stock awarded to any one participant in any one fiscal year.

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation”. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. The amortization of compensation costs for stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $101,968 and $96,673 for the three months ended March 31, 2016 and 2015, respectively and amounted to $206,928 and $186,905 for the six months ended March 31, 2016 and 2015, respectively.

During the three and six months ended March 31, 2016 and 2015, the following stock options were granted under the Company’s 2007 Plan:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/5/16	1	65,000	$10.37	1/5/24
1/5/15	1	65,000	$11.16	1/5/23

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the fiscal year indicated:

	Fiscal 2016	Fiscal 2015

Dividend yield	6.17%	5.38%
Expected volatility	20.20%	19.78%
Risk-free interest rate	2.09%	1.97%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

The fair value of options granted during the three and six months ended March 31, 2016 and 2015 was $0.74 per option and $0.93 per option, respectively.

During the six months ended March 31, 2016, no shares of restricted stock were granted under the Company’s 2007 Plan. During the six months ended March 31, 2016, five participants exercised options to purchase an aggregate of 180,000 shares of common stock at a weighted average exercise price of $7.84 per share for total proceeds of $1,412,050. As of March 31, 2016, a total of 481,646 shares were available to grant as stock options or as restricted stock and there were outstanding options to purchase 520,000 shares under the 2007 Plan. The aggregate intrinsic value of options outstanding as of March 31, 2016 was $1,408,550 and the aggregate intrinsic value of options exercised during the six months ended March 31, 2016 was $457,300.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments”. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company’s fiscal year beginning October 1, 2018. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements and has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures at this time.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-16 to have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” providing guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance on this matter, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on that line-of-credit arrangement. The Company is currently in the process of evaluating the impact the adoption of ASU 2015-03 and ASU 2015-15 will have on the Company’s financial position or results of operations.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), “Amendments to the Consolidation Analysis”. ASU 2015-02 focuses to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity’s voting rights; or (3) the exposure to a majority of the legal entity’s economic benefits. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 will be effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2015-02 to have a material effect on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Segment Reporting

The Company’s primary business is the ownership and management of real estate properties. The Company invests in well-located, modern industrial buildings leased primarily to investment grade tenants or their subsidiaries on long-term net leases. The Company reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. The Company evaluates financial performance using Net Operating Income (“NOI”) from property operations. NOI is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. The Company has aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated as industrial properties subject to long-term net leases primarily to investment grade tenants or their subsidiaries.

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

In addition, common stock equivalents of 79,411 and 154,001 shares are included in the diluted weighted average shares outstanding for the three months ended March 31, 2016 and 2015, respectively, and common stock equivalents of 71,223 and 143,274 shares are included in the diluted weighted average shares outstanding for the six months ended March 31, 2016 and 2015, respectively. For the diluted weighted average shares outstanding for the three and six months March 31, 2016 and 2015, 65,000 and -0- options to purchase shares of common stock, respectively, were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions

On November 13, 2015, the Company purchased a newly constructed 330,717 square foot industrial building located in Concord, NC, which is in the Charlotte Metropolitan Statistical Area (MSA). The building is 100% net-leased to FedEx Ground Package System, Inc. through July 2025. The purchase price was $31,975,897. The Company obtained a 15 year self-amortizing mortgage of $20,780,000 at a fixed interest rate of 3.87%. Annual rental revenue over the remaining term of the lease averages approximately $2,078,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On December 2, 2015, the Company purchased a newly constructed 175,315 square foot industrial building located in Covington, LA, which is in the New Orleans MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. through June 2025. The purchase price was $18,410,000. The Company obtained a 15 year self-amortizing mortgage of $12,890,000 at a fixed interest rate of 4.08%. Annual rental revenue over the remaining term of the lease averages approximately $1,257,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On March 8, 2016, the Company purchased a newly constructed 125,860 square foot industrial building located in Imperial, PA, which is in the Pittsburgh MSA. The building is 100% net-leased to General Electric Company (GE) through December 2025. The purchase price was $20,032,864. The Company obtained a 14 year self-amortizing mortgage of $13,000,000 at a fixed interest rate of 3.63%. Annual rental revenue over the remaining term of the lease averages approximately $1,310,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $82,864 to an Intangible Asset associated with the lease in-place.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation (FDX) and GE are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov.

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during the third quarter of fiscal 2016 to date (see Note 10) and properties acquired during fiscal 2016 and 2015, assuming that the acquisitions had occurred as of October 1, 2014, after giving effect to certain adjustments including (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Six Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015

Rental Revenues	$23,675,900	$22,426,100	$47,223,000	$44,584,600
Net Income Attributable to Common Shareholders	$5,210,400	$3,809,000	$10,303,700	$7,677,400
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.08	$0.07	$0.16	$0.13

Tenant Concentration

The Company has a concentration of FDX and FDX subsidiary-leased properties, consisting of forty-nine separate stand-alone leases covering approximately 6,508,000 square feet as of March 31, 2016 and forty-six separate stand-alone leases covering approximately 5,611,000 square feet as of March 31, 2015. The percentage of FDX leased square footage to the total of the Company’s rental space was 45% (7% to FDX and 38% to FDX subsidiaries) as of March 31, 2016 and 43% (7% to FDX and 36% to FDX subsidiaries) as of March 31, 2015. No other tenant accounted for 5% or more of the Company’s total rental space as of March 31, 2016 and 2015.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 55% (7% to FDX and 48% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2016 and was 55% (9% to FDX and 46% to FDX subsidiaries) for fiscal 2015. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the six months ended March 31, 2016 and 2015.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

The Company’s Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $68,646,996 as of March 31, 2016. The Company generally limits its investment in marketable securities to no more than approximately 10% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the six months ended March 31, 2016, the Company sold or redeemed securities with a cost of $6,529,117 and recognized a Gain on Sale of Securities Transactions of $887,342. The Company also made purchases of $13,132,910 in Securities Available for Sale at Fair Value. Of this amount, the Company made total purchases of 34,666 common shares of UMH Properties, Inc. (UMH), a related REIT, through UMH’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $331,425, or a weighted average cost of $9.56 per share. The Company owned a total of 946,537 UMH common shares as of March 31, 2016 at a total cost of $8,859,522 and a fair value of $9,389,643. The Company owns 200,000 shares of UMH’s 8.25% Series A Cumulative Redeemable Preferred Stock at a total cost of $5,000,000 and a fair value of $5,148,000. The Company owns 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2,500,000 and a fair value of $2,620,000.

The Company had total net unrealized holding gains on its securities portfolio of $2,060,363 as of March 31, 2016. The Company held five securities that had unrealized losses as of March 31, 2016 totaling $182,269. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery. The following is a summary of the securities that the Company has determined to be temporarily impaired as of March 31, 2016:

	Less than 12 Months		12 Months or Longer
		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$982,300	$(13,540)	$-0-	$-0-
Common stock	18,414,900	(163,312)	996,993	(5,417)
Total	$19,397,200	$(176,852)	$996,993	$(5,417)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
5	$20,394,193	$(182,269)	0-5%

NOTE 5 – DEBT

As of March 31, 2016, total loans payable represented a $2,344,906 term loan at an annual interest rate of 4.90%, maturing November 29, 2016, a $2,571,977 term loan at a variable annual interest rate of prime plus 0.75% with a floor of 4.50%, maturing on March 9, 2017, and $95,000,000 drawn down on the Company’s $130,000,000 unsecured line of credit facility (the “Facility”), maturing in August 2019. Borrowings under the Facility, up to the first 60% of the value of the borrowing base properties, bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings under the Facility bear interest at LIBOR plus 170 basis points for borrowings up to 60% of the value of the borrowing base properties, which was at an interest rate of 2.14% as of March 31, 2016, and LIBOR plus 245 basis points for borrowings in excess of 60% of the value of the borrowing base properties, which was at an interest rate of 2.89% as of March 31, 2016. In addition, the Company has a $70,000,000 accordion feature bringing the total potential availability under the Facility (subject to various conditions as specified in the loan agreement) up to $200,000,000.

As of March 31, 2016, the interest rate of the $2,571,977 loan was 4.50% and the weighted average interest rate of the total amount drawn down on the Facility was 2.18%. The $2,571,977 term loan is secured by 500,000 shares of UMH common stock with a fair value of $4,960,000 as of March 31, 2016 and the $2,344,906 term loan is secured by 200,000 shares of UMH 8.25% Series A preferred stock with a fair value of $5,148,000 as of March 31, 2016.

In connection with the three properties acquired during the six months ended March 31, 2016, which are located in Concord (Charlotte), NC; Covington (New Orleans), LA and Imperial (Pittsburgh), PA (as described in Note 3), the Company entered into two, fifteen year self-amortizing mortgages and one fourteen year self-amortizing mortgage originally totaling $46,670,000 with a weighted average interest rate of 3.86%.

During the six months ended March 31, 2016, the Company fully repaid its fully amortized mortgage on its property located in St. Joseph, MO. In addition, subsequent to the quarter end, the Company fully prepaid its two mortgages on its property located in Beltsville, MD and its mortgage on its property located in Granite City, IL totaling approximately $5,134,000.

During the six months ended March 31, 2016, the Company drew down $15,000,000 on its unsecured line of credit.

NOTE 6 – SHAREHOLDERS’ EQUITY

The Company’s authorized stock as of March 31, 2016 consisted of 200,000,000 shares of common stock, 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A preferred shares), 2,300,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B preferred shares) and 200,000,000 shares of Excess stock.

Common Stock

On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. In addition, on January 19, 2016, the Company’s Board of Directors approved a dividend of $0.16 per share, which was paid on March 15, 2016, to shareholders of record at the close of business on February 16, 2016. This represents an annualized dividend rate of $0.64 per share. The Company has maintained or increased its cash dividend for twenty-four consecutive years.

The Company raised $32,375,086 (including dividend reinvestments of $4,174,782) from the issuance of 3,284,570 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan (DRIP) during the six months ended March 31, 2016. During the six months ended March 31, 2016, the Company paid $20,467,456 in total cash dividends, or $0.16 per share, to common shareholders, of which $4,174,782 was reinvested in the DRIP.

On April 5, 2016, the Company declared a dividend of $0.16 per share to be paid June 15, 2016 to common shareholders of record as of the close of business on May 16, 2016.

The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased or reacquired during fiscal 2016 and, as of March 31, 2016, the Company does not own any of its own shares.

7.625% Series A Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2016, the Company paid $2,039,452 in Preferred Dividends, or $0.953125 per share on its outstanding Series A preferred shares. Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $1.90625 per share. On April 5, 2016, the Company declared a dividend of $0.4765625 per share to be paid June 15, 2016 to Series A preferred shareholders of record as of the close of business on May 16, 2016.

7.875% Series B Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2016, the Company paid $2,264,064 in Preferred Dividends, or $0.984375 per share on its outstanding Series B preferred shares. Dividends on the Series B preferred shares are cumulative and payable quarterly at an annual rate of $1.96875 per share. On April 5, 2016, the Company declared a dividend of $0.4921875 per share to be paid June 15, 2016 to Series B preferred shareholders of record as of the close of business on May 16, 2016.

NOTE 7 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. The Company’s financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at March 31, 2016 and September 30, 2015:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2016:
Equity Securities – Preferred Stock	$13,743,635	$13,743,635	$-0-	$-0-
Equity Securities – Common Stock	54,897,272	54,897,272	-0-	-0-
Mortgage Backed Securities	6,089	6,089	-0-	-0-
Total Securities Available for Sale at Fair Value	$68,646,996	$68,646,996	$-0-	$-0-

As of September 30, 2015:
Equity Securities – Preferred Stock	$14,961,994	$14,961,994	$-0-	$-0-
Equity Securities – Common Stock	39,572,574	39,572,574	-0-	-0-
Mortgage Backed Securities	6,669	6,669	-0-	-0-
Total Securities Available for Sale at Fair Value	$54,541,237	$54,541,237	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At March 31, 2016, the fixed rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to approximately $411,022,000 and the carrying value amounted to $406,425,916. At March 31, 2016, the fixed rate Loans Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to approximately $4,932,000 and the carrying value amounted to $4,916,883. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements fall within level 3 of the fair value hierarchy.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended March 31, 2016 and 2015 was approximately $10,430,000 and $8,624,000, respectively.

During the six months ended March 31, 2016 and 2015, the Company had dividend reinvestments of $4,174,782 and $4,131,530, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

In addition to the property purchased subsequent to quarter end on April 8, 2016 (see Note 10), we have entered into agreements to purchase seven new build-to-suit, industrial buildings that are currently being developed in Colorado, Florida, Kansas, Kentucky, Michigan and New York totaling approximately 1,884,000 square feet with net-leased terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 13.5 years. The aggregate purchase price for the seven properties is approximately $197,888,000. All seven properties are being leased to investment grade tenants or their subsidiaries. Subject to satisfactory due diligence, we anticipate closing these seven transactions during the remainder of fiscal 2016 and fiscal 2017. In connection with six of the seven properties, the Company has entered into commitments to obtain six mortgages totaling approximately $112,276,000 at fixed rates ranging from 3.74% to 3.97%, with a weighted average interest rate of 3.89%. All six of these mortgages are fifteen year, self-amortizing loans.

In addition, the Company currently has four property expansions in progress consisting of three building expansions and one parking lot expansion. Total expansion costs are expected to be approximately $18,417,000 and will add approximately 312,000 additional rentable square feet. Approximately 246,000 square feet, or 79%, will be leased to Milwaukee Electric Tool Corporation (“Milwaukee Tool”) and the remaining 66,000 square feet, or 21%, will be leased to FedEx Ground Package System, Inc. Upon completion of the four expansions, annualized rent will be increased by approximately $1,781,000. Each property being expanded will provide for a new lease extension from the date of completion. Three of the expansions will provide for an additional ten years of term and the remaining one expansion leased to Milwaukee Tool will provide for an additional twelve years of term.

Approximately 83% of the additional square feet of the seven purchase commitments and the three buildings committed to be expanded are properties leased to FedEx Ground Package System, Inc.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On April 5, 2016, the Company declared a common dividend of $0.16 per share to be paid June 15, 2016 to common shareholders of record as of the close of business on May 16, 2016. On April 5, 2016, the Company declared a dividend of $0.4765625 per share to be paid June 15, 2016 to Series A preferred shareholders of record as of the close of business on May 16, 2016. On April 5, 2016, the Company declared a dividend of $0.4921875 per share to be paid June 15, 2016 to Series B preferred shareholders of record as of the close of business on May 16, 2016.

On April 8, 2016, the Company purchased a newly constructed 210,445 square foot industrial building located in Burlington, WA, which is in the Seattle/Everett MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. through August 2030. The purchase price was $30,662,080. The Company obtained a 15 year self-amortizing mortgage of $20,221,000 at a fixed interest rate of 3.67%. Annual rental revenue over the remaining term of the lease averages approximately $1,962,000.

On April 19, 2016, the Company entered into a sale agreement to sell its only vacant building consisting of 59,425 square feet situated on 4.78 acres located in White Bear Lake, MN for approximately $4,272,000, which is the Company’s approximate U.S. GAAP net book carrying value. The closing of the sale is subject to the purchaser’s satisfactory due diligence.

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

The Company operates as a Real Estate Investment Trust (REIT). The Company seeks to invest in well-located, modern industrial buildings leased primarily to investment grade tenants or their subsidiaries on long-term net leases. During the six months ended March 31, 2016, the Company purchased three net-leased industrial properties, located in Concord (Charlotte), NC; Covington (New Orleans), LA and Imperial (Pittsburgh), PA totaling approximately 632,000 square feet, for approximately $70,419,000. As of March 31, 2016, the Company owned ninety-four properties with total square footage of approximately 14,551,000. These properties are located in twenty-nine states. As of the quarter ended March 31, 2016, the Company’s weighted average lease maturity was approximately 7.0 years, its occupancy rate was 99.6% and its annualized average base rent per occupied square foot was $5.57. As of March 31, 2016, the weighted average age based on the square footage of the Company’s buildings was 10.4 years. In addition, total gross real estate investments were $1,019,363,309 as of March 31, 2016.

The Company’s revenue primarily consists of Rental and Reimbursement Revenue from the ownership of industrial rental property. Net Operating Income (NOI) from property operations is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI from property operations increased $3,280,272, or 21%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 and increased $7,249,594, or 24%, for the six months ended March 31, 2016 as compared to the six months ended March 31, 2015. The increase was due to the additional income related to three industrial properties purchased during the last half of fiscal 2015 and three industrial properties purchased during the six months ended March 31, 2016.

The Company’s NOI for the three and six months ended March 31, 2016 and 2015 is calculated as follows:

	Three Months Ended		Six Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015

Rental Revenue	$19,610,868	$16,205,524	$38,675,787	$31,635,739
Reimbursement Revenue	3,355,970	2,653,072	6,550,413	4,900,387
Total Rental and Reimbursement Revenue	22,966,838	18,858,596	45,226,200	36,536,126
Real Estate Taxes	(2,675,677)	(1,951,451)	(5,047,813)	(3,940,194)
Operating Expense	(1,103,358)	(999,614)	(2,334,723)	(2,001,862)
NOI	$19,187,803	$15,907,531	$37,843,664	$30,594,070

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

Of the Company’s ninety-four properties, only three leases contain an early termination provision, which are as follows: the Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS, the Company’s lease with its tenant at its 83,000 square foot location in Roanoke, VA and the Company’s lease with its tenant at its 102,135 square foot location in O’Fallon (St. Louis), MO.

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

The termination option at the Roanoke, VA location may be exercised after August 2021, on the condition that the Company is provided with six months of notice and the tenant pays the Company a $500,000 termination fee. The U.S. GAAP straight-line rent per annum for this location is approximately $494,000, or $5.95 per square foot and the lease expires in February 2025.

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

Acquisitions

On November 13, 2015, the Company purchased a newly constructed 330,717 square foot industrial building located in Concord, NC, which is in the Charlotte Metropolitan Statistical Area (MSA). The building is 100% net-leased to FedEx Ground Package System, Inc. through July 2025. The purchase price was $31,975,897. The Company obtained a 15 year self-amortizing mortgage of $20,780,000 at a fixed interest rate of 3.87%. Annual rental revenue over the remaining term of the lease averages approximately $2,078,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On December 2, 2015, the Company purchased a newly constructed 175,315 square foot industrial building located in Covington, LA, which is in the New Orleans MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. through June 2025. The purchase price was $18,410,000. The Company obtained a 15 year self-amortizing mortgage of $12,890,000 at a fixed interest rate of 4.08%. Annual rental revenue over the remaining term of the lease averages approximately $1,257,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On March 8, 2016, the Company purchased a newly constructed 125,860 square foot industrial building located in Imperial, PA which is in the Pittsburgh MSA. The building is 100% net-leased to General Electric Company (GE) through December 2025. The purchase price was $20,032,864. The Company obtained a 14 year self-amortizing mortgage of $13,000,000 at a fixed interest rate of 3.63%. Annual rental revenue over the remaining term of the lease averages approximately $1,310,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $82,864 to an Intangible Asset associated with the lease in-place.

Subsequent to quarter end, on April 8, 2016, the Company purchased a newly constructed 210,445 square foot industrial building located in Burlington, WA, which is in the Seattle/Everett MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. through August 2030. The purchase price was $30,662,080. The Company obtained a 15 year self-amortizing mortgage of $20,221,000 at a fixed interest rate of 3.67%. Annual rental revenue over the remaining term of the lease averages approximately $1,962,000.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation (FDX) and GE are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov.

Commitments

In addition to the property purchased subsequent to quarter end on April 8, 2016, we have entered into agreements to purchase seven new build-to-suit, industrial buildings that are currently being developed in Colorado, Florida, Kansas, Kentucky, Michigan and New York totaling approximately 1,884,000 square feet with net-leased terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 13.5 years. The aggregate purchase price for the seven properties is approximately $197,888,000. All seven properties are being leased to investment grade tenants or their subsidiaries. Subject to satisfactory due diligence, we anticipate closing these seven transactions during the remainder of fiscal 2016 and fiscal 2017. In connection with six of the seven properties, the Company has entered into commitments to obtain six mortgages totaling approximately $112,276,000 at fixed rates ranging from 3.74% to 3.97%, with a weighted average interest rate of 3.89%. All six of these mortgages are fifteen year, self-amortizing loans.

In addition, the Company currently has four property expansions in progress consisting of three building expansions and one parking lot expansion. Total expansion costs are expected to be approximately $18,417,000 and will add approximately 312,000 additional rentable square feet. Approximately 246,000 square feet, or 79%, will be leased to Milwaukee Electric Tool Corporation (“Milwaukee Tool”) and the remaining 66,000 square feet, or 21%, will be leased to FedEx Ground Package System, Inc. Upon completion of the four expansions, annualized rent will be increased by approximately $1,781,000. Each property being expanded will provide for a new lease extension from the date of completion. Three of the expansions will provide for an additional ten years of term and the remaining one expansion leased to Milwaukee Tool will provide for an additional twelve years of term.

Approximately 83% of the additional square feet of the seven purchase commitments and the three buildings committed to be expanded are properties leased to FedEx Ground Package System, Inc.

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

Changes in Results of Operations

As of March 31, 2016, the Company owned ninety-four properties with total square footage of approximately 14,551,000 as compared to eighty-nine properties with total square footage of approximately 12,953,000, as of March 31, 2015, representing an increase of 12%. At quarter end, the Company’s weighted average lease expiration term was approximately 7.0 years as compared to 7.2 years at the end of the prior year period. The Company’s occupancy rate was 99.6% as of March 31, 2016 as compared to 97.5% as of March 31, 2015, representing an increase of 210 basis points.

Approximately 2% of the Company’s gross leasable area, consisting of three leases totaling 325,656 square feet, were scheduled to expire during fiscal 2016. The Company has renewed all three leases, resulting in a 100% tenant retention rate for fiscal 2016. The Company’s tenant retention rate in fiscal 2015 was also 100%. For the three leases that were scheduled to expire during fiscal 2016, the Company has not incurred any tenant improvement costs or any leasing costs in connection with two of the lease renewals and has incurred or expects to incur tenant improvement costs of approximately $175,000 and leasing costs of approximately $133,000 in connection with the other lease renewal. The table below summarizes the lease terms of the three leases which were renewed and includes both the tenant improvement costs and the leasing costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Monaca, PA	Datatel Resources	80,856	$2.87	$2.87	11/30/15	$3.00	$3.00	11/30/17	2.0	$-0-	$-0-
Granite City, IL	Anheuser- Busch, Inc.	184,800	4.16	4.32	5/31/16	4.36	4.10	11/30/21	5.5	0.17	0.13
Richmond, VA	Carrier	60,000	4.99	5.24	5/31/16	5.33	5.24	11/30/18	2.5	-0-	-0-
	Total	325,656

Weighted Average			$3.99	$4.13		$4.20	$4.04		4.1	$0.13	$0.10

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

The three lease renewals resulted in a weighted average term of 4.1 years and a U.S. GAAP straight-line weighted average lease rate of $4.20 per square foot. The renewed weighted average initial cash rent per square foot is $4.04. This compares to the former weighted average rent of $3.99 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $4.13 per square foot, representing an increase in the weighted average lease rate of 5.3% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 2.2% on a cash basis.

During September 2015, the Company entered into a 5.25 year lease agreement for its previously-vacant 148,000 square foot building located in Fayetteville, NC through February 28, 2021. The lease commenced December 1, 2015 and is with Victory Packaging, L.P., a wholly-owned subsidiary of KapStone Paper and Packaging Corporation, a publicly-owned company. The initial annual rent of $469,160, representing $3.17 per square foot, commenced on March 1, 2016 with 2.5% annual increases thereafter.

During October 2015, the Company entered into a 5.25 year lease agreement for its previously-vacant 106,507 square foot building located in Winston-Salem, NC through March 31, 2021. The lease is with Style Crest, Inc. and commenced on January 1, 2016. Initial annual rent of $356,798, representing $3.35 per square foot, commenced on April 1, 2016 with 3.0% annual increases thereafter.

Rental Revenue increased $3,405,344, or 21%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Rental Revenue increased $7,040,048, or 22%, for the six months ended March 31, 2016 as compared to the six months ended March 31, 2015. The increase was primarily due to the acquisition of three properties purchased during the last half of fiscal 2015 and the three properties purchased during the first half of fiscal 2016.

Reimbursement Revenue increased $702,898, or 26%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Reimbursement Revenue increased $1,650,026, or 34%, for the six months ended March 31, 2016 compared to the six months ended March 31, 2015. Real Estate Tax Expense increased $724,226, or 37%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Real Estate Tax Expense increased $1,107,619, or 28%, for the six months ended March 31, 2016 as compared to the six months ended March 31, 2015. Operating Expenses increased $103,744, or 10%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Operating Expenses increased $332,861, or 17%, for the six months ended March 31, 2016 as compared to the six months ended March 31, 2015. The increase in Reimbursement Revenue, Real Estate Taxes and Operating Expenses for the three and six months ended March 31, 2016 was primarily due to our newly-acquired properties. Our single-tenant properties are subject to net leases, which require the tenants to reimburse the Company for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance.

Lease Termination Income amounted to $-0- and $238,625 for the six months ended March 31, 2016 and 2015, respectively. The income for the six months ended March 31, 2015 represents the payment from a former tenant at our Hanahan, SC property terminating its lease obligations before the end of the contractual term of the lease by agreement with the Company in accordance with the terms of the Lease. In conjunction with the lease termination, the Company simultaneously entered into a lease agreement from February 2015 through April 30, 2019 with the former tenant’s sub-tenant.

General and Administrative Expense increased $653,720, or 42%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. General and Administrative Expense increased $749,099, or 27%, for the six months ended March 31, 2016 as compared to the six months ended March 31, 2015. The increase in General and Administrative Expense for the three and six months ended March 31, 2016 was partially due to the President and Chief Executive Officer’s amended employment agreement one-time $400,000 cash signing bonus. The remaining increase was primarily due to an increase in salary and employee benefit expenses resulting from a combination of an increase in the number of employees and an increase in employees’ wage rates.

Acquisition Costs amounted to $265,012 and $471,115 for the three months ended March 31, 2016 and 2015, respectively. Acquisition Costs amounted to $410,597 and $862,684 for the six months ended March 31, 2016, and 2015, respectively. The decrease in the three months ended March 31, 2016 was due to the acquisition of one property in the second quarter of fiscal 2016 compared to two properties in the second quarter of fiscal 2015. The decrease in the six months ended March 31, 2016 was due to the acquisition of three properties in the first half of fiscal 2016 compared to seven properties in the first half of fiscal 2015.

The Company recognized a Gain on Sale of Securities Transactions of $878,962 and $-0- for the three months ended March 31, 2016 and 2015, respectively and recognized a Gain on Sale of Securities Transactions of $887,342 and $377,087 for the six months ended March 31, 2016 and 2015, respectively. In addition, the Company’s unrealized holding gains/(losses) on its investment in securities increased from an unrealized loss of $5,441,603 as of September 30, 2015 to an unrealized gain of $2,060,363 as of March 31, 2016 resulting in an increase for the six months ended March 31, 2016 of $7,501,966. Furthermore, the Company recognized dividend income on its investment in securities of $1,377,402 and $959,225 for the three months ended March 31, 2016 and 2015, respectively, representing an increase of 44% and $2,563,723 and $1,991,059 for the six months ended March 31, 2016 and 2015, respectively, representing an increase of 29%.

Interest Expense increased $823,003, or 18%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Interest Expense increased $1,805,718, or 21%, for the six months ended March 31, 2016 as compared to the six months ended March 31, 2015. This increase is primarily due to an increase in the average balance of Mortgage Notes Payable due to the newly-acquired properties in fiscal 2015 and 2016 and an increase in Loans Payable due to an increase in the amount drawn down on the Company’s line of credit facility which was offset by a decrease in the weighted average interest rate. The weighted average interest rate of Mortgage Notes Payable and Loans Payable has decreased from 4.60% at March 31, 2015 to 4.15% at March 31, 2016, representing a decrease of 45 basis points.

Changes in Financial Condition

The Company generated Net Cash from Operating Activities of $28,428,170 and $17,853,850 for the six months ended March 31, 2016 and 2015, respectively.

Net Real Estate Investments increased $66,202,499 from September 30, 2015 to March 31, 2016. This increase was due mainly to the purchase of three net-leased industrial properties, located in Concord (Charlotte), NC; Covington (New Orleans), LA; Imperial (Pittsburgh), PA totaling approximately $70,419,000 of which approximately $70,336,000 was allocated to Net Real Estate Investments. The increase was partially offset by Depreciation Expense for the six month period of $11,381,494.

Securities Available for Sale increased $14,105,759 from September 30, 2015 to March 31, 2016. The increase was due to the purchase of securities totaling $13,132,910 and a net increase in Unrealized Holding Gains of $7,501,966 offset by the sale of securities with a cost basis of $6,529,117, which resulted in realized gains totaling $887,342.

Mortgage Notes Payable increased $32,434,742 from September 30, 2015 to March 31, 2016. The increase was due to the origination of three mortgages totaling $46,670,000 obtained in connection with the acquisitions of three industrial properties purchased in the first half of fiscal 2016.

The weighted average interest rate on these three mortgages is 3.86%. Details on the increase in Mortgage Notes Payable are as follows:

Property	Mortgage amount	Maturity Date	Interest Rate
Concord (Charlotte), NC	$20,780,000	12/1/2030	3.87%
Covington (New Orleans), LA	12,890,000	1/1/2031	4.08%
Imperial (Pittsburgh), PA	13,000,000	4/1/2030	3.63%

The increase in Mortgage Notes Payable was partially offset by scheduled payments of principal of $14,235,258, which includes the full repayment of the Company’s fully amortized mortgage on its property located in St. Joseph, MO. In addition, subsequent to the quarter end, the Company fully prepaid its two mortgages on its property located in Beltsville, MD totaling and its mortgage on its property located in Granite City, IL approximately $5,134,000.

The Company is scheduled to repay a total of approximately $47,063,000 in mortgage principal payments over the next twelve months. The Company intends to make these principal payments from the funds generated from Cash from Operations, the DRIP and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $28,428,170 and $17,853,850 for the six months ended March 31, 2016 and 2015, respectively. Dividends paid on common stock for the six months ended March 31, 2016 and 2015 were $20,467,456 and $17,363,861, respectively (of which $4,174,782 and $4,131,530, respectively, were reinvested). The Company pays dividends from cash generated from operations.

As of March 31, 2016, the Company owned Securities Available for Sale of $68,646,996, of which $10,108,000 is pledged as collateral for two term loans totaling $4,916,883. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. In instances when the Company believes it can achieve an adequate yield spread, the Company may invest in marketable REIT securities on margin. As of March 31, 2016, there were no draws against the margin. The marketable REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of March 31, 2016, the Company had a net Unrealized Holding Gains on its portfolio of $2,060,363 as compared to a net Unrealized Holding Loss of $5,441,603 as of September 30, 2015, representing an increase of $7,501,966. The dividends received from the Company’s investments, which yielded approximately 8.7% for the six months ended March 31, 2016, continue to meet our expectations. The Company recognized dividend income on its investment in securities of $1,377,402 and $959,225 for the three months ended March 31, 2016 and 2015, respectively representing an increase of 44%, and $2,563,723 and $1,991,059 for the six months ended March 31, 2016 and 2015, respectively, representing an increase of 29%. In addition, the Company recognized a Gain on Sale of Securities Transactions of $878,962 and $-0- for the three months ended March 31, 2016 and 2015, respectively, and recognized a Gain on Sale of Securities Transactions of $887,342 and $377,087 for the six months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Company owned ninety-four properties, of which sixty-three carried mortgage loans with outstanding principal balances totaling $406,425,916. The thirty-one unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s unsecured line of credit facility limit the amount of unencumbered properties that can be mortgaged. As of March 31, 2016, the Company has drawn down $95,000,000 on its $130,000,000 unsecured line of credit facility, which has a weighted average interest rate of 2.18%. The unsecured line of credit facility has an additional $70,000,000 accordion feature, which brings the total potential availability up to $200,000,000. The unsecured line of credit facility matures August 2019, with a one year extension at the Company’s option.

As of March 31, 2016, the Company had total assets of $999,655,462 and liabilities of $522,849,161. The Company’s net debt (net of cash and cash equivalents) to total market capitalization as of March 31, 2016 was approximately 36% and the Company’s net debt, less securities (net of cash and cash equivalents and net of securities) to total market capitalization as of March 31, 2016 was approximately 31%. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

During the six months ended March 31, 2016, the Company paid $2,039,452 in Preferred Dividends on its outstanding Series A preferred shares. On April 5, 2016, the Company declared a dividend of $0.4765625 per share on the Company’s Series A preferred shares payable June 15, 2016 to Series A preferred shareholders of record as of the close of business on May 16, 2016.

During the six months ended March 31, 2016, the Company paid $2,264,064 in Preferred Dividends on its outstanding Series B preferred shares. On April 5, 2016, the Company declared a dividend of $0.4921875 per share on the Company’s Series B preferred shares payable June 15, 2016 to Series B preferred shareholders of record as of the close of business on May 16, 2016.

The Company raised $32,375,086 (including dividend reinvestments of $4,174,782) from the issuance of 3,284,570 shares of common stock under the DRIP during the six months ended March 31, 2016. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 34,666 common shares for a total cost of $331,425, or a weighted average cost of $9.56 per share. During the six months ended March 31, 2016, the Company paid $20,467,456 in total cash dividends, or $0.16 per share to common shareholders, of which $4,174,782 was reinvested in the DRIP. On April 5, 2016, the Company declared a dividend of $0.16 per common share to be paid on June 15, 2016 to common shareholders of record as of the close of business on May 16, 2016.

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

The Company has a concentration of FDX and FDX subsidiary-leased properties, consisting of forty-nine separate stand-alone leases covering approximately 6,508,000 square feet as of March 31, 2016 and forty-six separate stand-alone leases covering approximately 5,611,000 square feet as of March 31, 2015. The percentage of FDX leased square footage to the total of the Company’s rental space was 45% (7% to FDX and 38% to FDX subsidiaries) as of March 31, 2016 and 43% (7% to FDX and 36% to FDX subsidiaries) as of March 31, 2015. No other tenant accounted for 5% or more of the Company’s total rental space as of March 31, 2016 and 2015.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 55% (7% to FDX and 48% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2016 and was 55% (9% to FDX and 46% to FDX subsidiaries) for fiscal 2015. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the six months ended March 31, 2016 and 2015.

In addition to the property purchased subsequent to quarter end on April 8, 2016, we have entered into agreements to purchase seven new build-to-suit, industrial buildings that are currently being developed in Colorado, Florida, Kansas, Kentucky, Michigan and New York totaling approximately 1,884,000 square feet with net-leased terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 13.5 years. The aggregate purchase price for the seven properties is approximately $197,888,000. All seven properties are being leased to investment grade tenants or their subsidiaries. Subject to satisfactory due diligence, we anticipate closing these seven transactions during the remainder of fiscal 2016 and fiscal 2017. In connection with six of the seven properties, the Company has entered into commitments to obtain six mortgages totaling approximately $112,276,000 at fixed rates ranging from 3.74% to 3.97%, with a weighted average interest rate of 3.89%. All six of these mortgages are fifteen year, self-amortizing loans.

In addition, the Company currently has four property expansions in progress consisting of three building expansions and one parking lot expansion. Total expansion costs are expected to be approximately $18,417,000 and will add approximately 312,000 additional rentable square feet. Approximately 246,000 square feet, or 79%, will be leased to Milwaukee Electric Tool Corporation (“Milwaukee Tool”) and the remaining 66,000 square feet, or 21%, will be leased to FedEx Ground Package System, Inc. Upon completion of the four expansions, annualized rent will be increased by approximately $1,781,000. Each property being expanded will provide for a new lease extension from the date of completion. Three of the expansions will provide for an additional ten years of term and the remaining one expansion leased to Milwaukee Tool will provide for an additional twelve years of term.

Approximately 83% of the additional square feet of the seven purchase commitments and the three buildings committed to be expanded are properties leased to FedEx Ground Package System, Inc.

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

Funds From Operations and Core Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO, excluding acquisition costs. We define Adjusted Funds from Operations (AFFO) as Core FFO, excluding stock compensation expense, depreciation of corporate office tenant improvements, amortization of financing costs, lease termination income, net gain or loss on sale of securities transactions, U.S. GAAP straight-line rent adjustments, non-recurring other expenses and less recurring capital expenditures. We define recurring capital expenditures as all capital expenditures, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO, Core FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO, Core FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO, Core FFO and AFFO and, accordingly, our FFO, Core FFO and AFFO may not be comparable to other REITs. The items excluded from FFO, Core FFO and AFFO are significant components in understanding the Company’s financial performance.

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

The following is a reconciliation of the Company’s U.S. GAAP Net Income to the Company’s FFO, Core FFO and AFFO for the three and six months ended March 31, 2016 and 2015:

	Three Months Ended		Six Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Net Income Attributable to Common Shareholders	$4,980,189	$2,666,922	$9,767,086	$5,938,816
Plus: Depreciation Expense (excluding Corporate Office)	5,756,944	4,752,437	11,324,405	9,236,705
Plus: Amortization of Intangible Assets	319,736	363,968	643,200	710,608
Plus: Amortization of Capitalized Lease Costs	192,116	163,969	380,755	303,474
FFO Attributable to Common Shareholders	11,248,985	7,947,296	22,115,446	16,189,603
Plus: Acquisition Costs	265,012	471,115	410,597	862,684
Core FFO Attributable to Common Shareholders	11,513,997	8,418,411	22,526,043	17,052,287
Plus: Stock Compensation Expense	101,968	96,673	206,928	186,905
Plus: Depreciation of Corporate Office Tenant Improvements	29,118	33,511	57,089	33,511
Plus: Amortization of Financing Costs	238,671	203,258	473,038	395,832
Plus: Non-recurring other expense	400,000	-0-	400,000	-0-
Less: Lease Termination Income	-0-	-0-	-0-	(238,625)
Less: Gain on Sale of Securities Transactions, net	(878,962)	-0-	(887,342)	(377,087)
Less: U.S. GAAP Straight-line Rent Adjustment	(512,170)	(531,647)	(821,835)	(863,626)
Less: Recurring Capital Expenditures	(147,861)	(82,297)	(484,052)	(255,797)
AFFO Attributable to Common Shareholders	$10,744,761	$8,137,909	$21,469,869	$15,933,400

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the six months ended March 31, 2016 and 2015:

	Six Months Ended
	3/31/2016	3/31/2015

Operating Activities	$28,428,170	$17,853,850
Investing Activities	(86,278,535)	(109,554,779)
Financing Activities	55,711,074	96,727,582

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide the Company’s current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to the Company. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors are described below and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015. These and other risks, uncertainties and factors could cause the Company’s actual results to differ materially from those included in any forward-looking statements the Company makes. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for the Company to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from the Company’s expectations include, among others:

●	the ability of the Company’s tenants to make payments under their respective leases, its reliance on certain major tenants and the Company’s ability to re-lease properties that are currently vacant or that become vacant;

●	the Company’s ability to obtain suitable tenants for its properties;

●	changes in real estate market conditions, economic conditions in the industrial sector and the market in which the Company’s properties are located and general economic conditions;

●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;

●	the Company’s ability to acquire, finance and sell properties on attractive terms;

●	the Company’s ability to repay debt financing obligations;

●	the Company’s ability to refinance amounts outstanding under its credit facilities at maturity on terms favorable to us;

●	the loss of any member of the Company’s management team;

●	the Company’s ability to comply with debt covenants;

●	the Company’s ability to integrate acquired properties and operations into existing operations;

●	continued availability of proceeds from issuances of the Company’s debt or equity securities;

●	the availability of other debt and equity financing alternatives;

●	market conditions affecting the Company’s investment in marketable securities of other REITs;

●	changes in interest rates under the Company’s current credit facility and under any additional variable rate debt arrangements that the Company may enter into in the future;

●	the Company’s ability to successfully implement the Company’s selective acquisition strategy;

●	the Company’s ability to maintain internal controls and procedures to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

●	changes in federal or state tax rules or regulations that could have adverse tax consequences;

●	declines in the market value of the Company’s investment securities; and

●	the Company’s ability to qualify as a REIT for federal income tax purposes.

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur. The Company undertakes no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to March 31, 2016 (the date of this Quarterly Report on Form 10-Q).

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

Changes In Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.	Other Information.

(a)	Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None

(b)	Material Changes to the Procedures by which Security Holders may Recommend Nominees to Board of Directors – None

Item 6.	Exhibits

31.1	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002, (Filed herewith).

31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002, (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

MONMOUTH REAL ESTATE
INVESTMENT CORPORATION

Date:	May 4, 2016	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer, its principal executive officer

Date:	May 4, 2016	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal financial officer and principal accounting officer

