Form 10-Q
period 2016-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2016-08-03
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Shares of Common Stock as of August 1, 2016
Common Stock, $0.01 par value per share	67,706,651

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2016

C O N T E N T S

PART I:

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND SEPTEMBER 30, 2015

	June 30, 2016	September 30, 2015
	(Unaudited)
ASSETS
Real Estate Investments:
Land	$156,625,315	$134,160,315
Buildings and Improvements	941,092,442	806,849,590
Total Real Estate Investments	1,097,717,757	941,009,905
Accumulated Depreciation	(142,289,055)	(124,898,639)
Net Real Estate Investments	955,428,702	816,111,266

Cash and Cash Equivalents	6,886,958	12,073,909
Securities Available for Sale at Fair Value	82,638,519	54,541,237
Tenant and Other Receivables	1,577,575	783,052
Deferred Rent Receivable	5,723,224	5,205,295
Prepaid Expenses	5,791,407	3,931,616
Financing Costs, net of Accumulated Amortization of $3,960,515 and $3,247,014, respectively	6,478,617	5,987,911
Capitalized Lease Costs, net of Accumulated Amortization of $3,114,165 and $2,534,521, respectively	4,184,633	3,407,432
Intangible Assets, net of Accumulated Amortization of $12,069,062 and $11,153,855, respectively	6,079,691	6,115,134
Other Assets	8,244,478	7,835,090

TOTAL ASSETS	$1,083,033,804	$915,991,942

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2016 AND SEPTEMBER 30, 2015

	June 30, 2016	September 30, 2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage Notes Payable	$440,352,826	$373,991,174
Loans Payable	125,854,169	85,041,386
Accounts Payable and Accrued Expenses	5,633,583	3,113,274
Other Liabilities	9,942,426	7,835,468
Total Liabilities	581,783,004	469,981,302

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
Series A - 7.625% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,139,750 Shares Authorized, Issued and Outstanding as of June 30, 2016 and September 30, 2015	53,493,750	53,493,750
Series B - 7.875% Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of June 30, 2016 and September 30, 2015	57,500,000	57,500,000
Common Stock - $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of June 30, 2016 and September 30, 2015; 67,228,175 and 62,123,454 Shares Issued and Outstanding as of June 30, 2016 and September 30, 2015, respectively	672,282	621,235
Excess Stock - $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of June 30, 2016 and September 30, 2015; No Shares Issued or Outstanding as of June 30, 2016 and September 30, 2015	-0-	-0-
Additional Paid-In Capital	377,695,791	339,837,258
Accumulated Other Comprehensive Income (Loss)	11,888,977	(5,441,603)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	501,250,800	446,010,640

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,083,033,804	$915,991,942

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

	Three Months Ended		Nine Months Ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015
INCOME:
Rental Revenue	$20,789,914	$17,256,131	$59,465,701	$48,891,870
Reimbursement Revenue	3,324,085	3,416,151	9,874,498	8,316,538
Lease Termination Income	-0-	-0-	-0-	238,625
TOTAL INCOME	24,113,999	20,672,282	69,340,199	57,447,033

EXPENSES:
Real Estate Taxes	2,633,706	2,629,105	7,681,519	6,569,299
Operating Expenses	981,766	1,083,276	3,316,489	3,085,138
General & Administrative Expenses	1,542,432	1,606,503	5,099,841	4,414,813
Acquisition Costs	135,358	440,705	545,955	1,303,389
Depreciation	6,096,880	5,099,045	17,478,374	14,369,261
Amortization of Capitalized Lease Costs and Intangible Assets	445,404	492,468	1,418,375	1,497,783
TOTAL EXPENSES	11,835,546	11,351,102	35,540,553	31,239,683

OTHER INCOME (EXPENSE):
Dividend and Interest Income	1,486,134	872,778	4,050,455	2,871,183
Gain on Sale of Securities Transactions, net	272,067	-0-	1,159,409	377,087
Interest Expense	(5,564,896)	(4,805,681)	(15,994,112)	(13,429,179)
Amortization of Financing Costs	(240,463)	(212,419)	(713,501)	(608,251)
TOTAL OTHER INCOME (EXPENSE)	(4,047,158)	(4,145,322)	(11,497,749)	(10,789,160)

NET INCOME	8,231,295	5,175,858	22,301,897	15,418,190

Less: Preferred Dividends	2,151,758	2,151,758	6,455,274	6,455,274

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$6,079,537	$3,024,100	$15,846,623	$8,962,916

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015 - CONTINUED

	Three Months Ended		Nine Months Ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

BASIC INCOME – PER SHARE
Net Income	$0.12	$0.08	$0.35	$0.26
Less: Preferred Dividends	(0.03)	(0.03)	(0.10)	(0.11)
Net Income Attributable to Common Shareholders - Basic	$0.09	$0.05	$0.25	$0.15

DILUTED INCOME – PER SHARE
Net Income	$0.12	$0.08	$0.34	$0.26
Less: Preferred Dividends	(0.03)	(0.03)	(0.10)	(0.11)
Net Income Attributable to Common Shareholders - Diluted	$0.09	$0.05	$0.24	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	66,337,101	59,539,781	64,613,953	58,375,573
Diluted	66,462,209	59,637,749	64,703,203	58,503,574

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

	Three Months Ended		Nine Months Ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Net Income	$8,231,295	$5,175,858	$22,301,897	$15,418,190
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During the Period	10,100,681	(3,809,002)	18,489,989	(2,274,378)
Reclassification Adjustment for Net Gains Realized in Income	(272,067)	-0-	(1,159,409)	(377,087)
TOTAL COMPREHENSIVE INCOME	18,059,909	1,366,856	39,632,477	12,766,725

Less: Preferred Dividends	2,151,758	2,151,758	6,455,274	6,455,274
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$15,908,151	$(784,902)	$33,177,203	$6,311,451

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

	Nine Months Ended
	6/30/2016	6/30/2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$22,301,897	$15,418,190
Noncash Items Included in Net Income:
Depreciation & Amortization	19,610,250	16,475,295
Stock Based Compensation Expense	306,688	283,578
Gain on Sale of Securities Transactions, net	(1,159,409)	(377,087)
Changes In:
Tenant, Deferred Rent and Other Receivables	(1,235,976)	(503,725)
Prepaid Expenses	(1,859,791)	(1,870,448)
Other Assets and Capitalized Lease Costs	(2,293,188)	(1,422,882)
Accounts Payable, Accrued Expenses and Other Liabilities	7,676,175	279,066
NET CASH PROVIDED BY OPERATING ACTIVITIES	43,346,646	28,281,987

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(141,230,341)	(150,086,653)
Capital and Land Site Improvements	(19,517,185)	(9,545,564)
Return of Deposits on Real Estate	1,650,000	2,500,000
Deposits Paid on Acquisitions of Real Estate	(1,100,000)	(2,800,000)
Proceeds from Sale of Securities Available for Sale	8,165,701	9,584,723
Purchase of Securities Available for Sale	(17,772,994)	(1,402,298)
NET CASH USED IN INVESTING ACTIVITIES	(169,804,819)	(151,749,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Loans Payable	40,812,783	39,901,892
Proceeds from Mortgage Notes Payable	92,971,000	97,473,058
Principal Payments on Mortgage Notes Payable	(26,609,348)	(20,202,810)
Financing Costs Paid on Debt	(1,204,207)	(1,633,609)
Proceeds from the Exercise of Stock Options	1,412,050	612,409
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	45,132,315	27,402,004
Preferred Dividends Paid	(6,455,274)	(6,455,274)
Common Dividends Paid, net of Reinvestments	(24,788,097)	(20,052,747)
NET CASH PROVIDED BY FINANCING ACTIVITIES	121,271,222	117,044,923

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,186,951)	(6,422,882)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,073,909	20,474,661
CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,886,958	$14,051,779

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (MREIC, the Company, or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of June 30, 2016, the Company owned ninety-seven properties with total square footage of approximately 15,124,000, as compared to ninety-one properties with total square footage of approximately 13,919,000 as of September 30, 2015. These properties are located in thirty states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. The Company also owns a portfolio of REIT investment securities which the Company generally limits to no more than approximately 10% of its undepreciated assets.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2015.

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

Of the Company’s ninety-seven properties, only three leases contain an early termination provision, which are as follows: the Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS, the Company’s lease with its tenant at its 83,000 square foot location in Roanoke, VA and the Company’s lease with its tenant at its 102,135 square foot location in O’Fallon (St. Louis), MO.

Stock Compensation Plan

The Company has a Stock Option and Stock Award Plan, adopted in 2007 and amended and restated in 2010 (the 2007 Plan), authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock, including up to 100,000 shares of restricted stock awarded to any one participant in any one fiscal year.

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation”. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. The amortization of compensation costs for stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $99,760 and $96,673 for the three months ended June 30, 2016 and 2015, respectively and amounted to $306,688 and $283,578 for the nine months ended June 30, 2016 and 2015, respectively.

During the nine months ended June 30, 2016 and 2015, the following stock options were granted under the Company’s 2007 Plan:

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

The fair value of each option granted during the nine months ended June 30, 2016 and 2015 was $0.74 and $0.93, respectively.

During the nine months ended June 30, 2016, no shares of restricted stock were granted and one participant forfeited 3,232 shares of restricted stock under the Company’s 2007 Plan. During the nine months ended June 30, 2016, five participants exercised options to purchase an aggregate of 180,000 shares of common stock at a weighted average exercise price of $7.84 per share for total proceeds of $1,412,050. As of June 30, 2016, a total of 484,878 shares were available to grant as stock options or as restricted stock and there were outstanding options to purchase 520,000 shares under the 2007 Plan. The aggregate intrinsic value of options outstanding as of June 30, 2016 was $2,120,950 and the aggregate intrinsic value of options exercised during the nine months ended June 30, 2016 was $457,300.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, which relates to the accounting for employee share-based payments. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company’s fiscal year beginning October 1, 2018. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements and has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures at this time.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, providing guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance on this matter, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on that line-of-credit arrangement. The Company is currently in the process of evaluating the impact the adoption of ASU 2015-03 and ASU 2015-15 will have on the Company’s financial position or results of operations.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. ASU 2015-02 focuses to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity’s voting rights; or (3) the exposure to a majority of the legal entity’s economic benefits. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 will be effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2015-02 to have a material effect on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Segment Reporting

The Company’s primary business is the ownership and management of real estate properties. The Company invests in well-located, modern industrial buildings leased primarily to investment grade tenants or their subsidiaries on long-term net leases. The Company reviews operating and financial information for each property on an individual basis and, therefore, each property represents an individual operating segment. The Company evaluates financial performance using Net Operating Income (“NOI”) from property operations. NOI is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. The Company has aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated as industrial properties subject to long-term net leases primarily to investment grade tenants or their subsidiaries.

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

In addition, common stock equivalents of 125,108 and 97,968 shares are included in the diluted weighted average shares outstanding for the three months ended June 30, 2016 and 2015, respectively, and common stock equivalents of 89,250 and 128,001 shares are included in the diluted weighted average shares outstanding for the nine months ended June 30, 2016 and 2015, respectively. For the diluted weighted average shares outstanding for the three months ended June 30, 2016 and 2015, -0- and 130,000 options to purchase shares of common stock, respectively, were antidilutive and for the nine months ended June 30, 2016 and 2015, 65,000 options to purchase shares of common stock were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions

On November 13, 2015, the Company purchased a newly constructed 330,717 square foot industrial building located in Concord, NC, which is in the Charlotte Metropolitan Statistical Area (MSA). The building is 100% net-leased to FedEx Ground Package System, Inc. for ten years through July 2025. The purchase price was $31,975,897. The Company obtained a 15 year self-amortizing mortgage of $20,780,000 at a fixed interest rate of 3.87%. Annual rental revenue over the remaining term of the lease averages approximately $2,078,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On December 2, 2015, the Company purchased a newly constructed 175,315 square foot industrial building located in Covington, LA, which is in the New Orleans MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for ten years through June 2025. The purchase price was $18,410,000. The Company obtained a 15 year self-amortizing mortgage of $12,890,000 at a fixed interest rate of 4.08%. Annual rental revenue over the remaining term of the lease averages approximately $1,258,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On March 8, 2016, the Company purchased a newly constructed 125,860 square foot industrial building located in Imperial, PA, which is in the Pittsburgh MSA. The building is 100% net-leased to General Electric Company (GE) for ten years through December 2025. The purchase price was $20,032,864. The Company obtained a 14 year self-amortizing mortgage of $13,000,000 at a fixed interest rate of 3.63%. Annual rental revenue over the remaining term of the lease averages approximately $1,311,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $82,864 to an Intangible Asset associated with the lease in-place.

On April 8, 2016, the Company purchased a newly constructed 210,445 square foot industrial building located in Burlington, WA, which is in the Seattle/Everett MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through August 2030. The purchase price was $30,662,080. The Company obtained a 15 year self-amortizing mortgage of $20,221,000 at a fixed interest rate of 3.67%. Annual rental revenue over the remaining term of the lease averages approximately $1,962,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $451,400 to an Intangible Asset associated with the lease in-place.

On June 9, 2016, the Company purchased a newly constructed 225,362 square foot industrial building located in Colorado Springs, CO. The building is 100% net-leased to FedEx Ground Package System, Inc. for ten years through January 2026. The purchase price was $28,845,500. The Company obtained a 15 year self-amortizing mortgage of $18,730,000 at a fixed interest rate of 3.90%. Annual rental revenue over the remaining term of the lease averages approximately $1,832,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $345,500 to an Intangible Asset associated with the lease in-place.

On June 30, 2016, the Company purchased a newly constructed 137,500 square foot industrial building located in Louisville, KY. The building is 100% net-leased to Challenger Lifts, Inc., a subsidiary of Snap-on Incorporated (“Snap-on”) for ten years through June 2026. The lease is guaranteed by Snap-on. The purchase price was $11,304,000. The Company obtained a 15 year self-amortizing mortgage of $7,350,000 at a fixed interest rate of 3.74%. Annual rental revenue over the remaining term of the lease averages approximately $835,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation (FDX), General Electric Company (GE) and Challenger Lifts, Inc.’s ultimate parent, Snap-on Incorporated (SNA) are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov.

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses generated from property expansions that were completed during the fourth quarter of fiscal 2016 to date (see Note 10) and properties acquired during fiscal 2016 and 2015, assuming that the acquisitions and completed expansions had occurred as of October 1, 2014, after giving effect to certain adjustments including (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Nine Months Ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Rental Revenues	$21,907,400	$21,335,900	$67,012,200	$65,333,300
Net Income Attributable to Common Shareholders	$6,310,100	$4,199,500	$17,638,100	$12,522,200
Basic Net Income per Share Attributable to Common Shareholders	$0.10	$0.07	$0.27	$0.21
Diluted Net Income per Share Attributable to Common Shareholders	$0.09	$0.07	$0.27	$0.21

Tenant Concentration

The Company has a concentration of FDX and FDX subsidiary-leased properties, consisting of fifty-one separate stand-alone leases covering approximately 6,944,000 square feet as of June 30, 2016 and forty-six separate stand-alone leases covering approximately 5,611,000 square feet as of June 30, 2015. The percentage of FDX leased square footage to the total of the Company’s rental space was 46% (6% to FDX and 40% to FDX subsidiaries) as of June 30, 2016 and 41% (7% to FDX and 34% to FDX subsidiaries) as of June 30, 2015. No other tenant accounted for 5% or more of the Company’s total rental space as of June 30, 2016 and 2015.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 56% (7% to FDX and 49% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2016 and was 56% (9% to FDX and 47% to FDX subsidiaries) for fiscal 2015. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the nine months ended June 30, 2016 and 2015.

In addition to real estate property holdings, the Company held $82,638,519 in marketable REIT securities at quarter end, representing 6.7% of its undepreciated assets. These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance the Company’s diversification.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

The Company’s Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $82,638,519 as of June 30, 2016. The Company generally limits its investment in marketable securities to no more than approximately 10% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity, diversification, and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the nine months ended June 30, 2016, the Company sold or redeemed securities with a cost basis of $7,006,292 and recognized a Gain on Sale of Securities Transactions of $1,159,409. The Company also made purchases of $17,772,994 in Securities Available for Sale at Fair Value. Of this amount, the Company made total purchases of 61,703 common shares of UMH Properties, Inc. (UMH), a related REIT, for a total cost of $602,345, or a weighted average cost of $9.76 per share, of which 51,703 shares were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. The Company owned a total of 973,574 UMH common shares as of June 30, 2016 at a total cost of $9,130,441 and a fair value of $10,952,710. The Company owns 200,000 shares of UMH’s 8.25% Series A Cumulative Redeemable Preferred Stock at a total cost of $5,000,000 and a fair value of $5,204,000. The Company owns 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2,500,000 and a fair value of $2,672,150.

The Company had total net unrealized holding gains on its securities portfolio of $11,888,977 as of June 30, 2016. The Company held two securities that had unrealized losses as of June 30, 2016 totaling $184,421. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery. The following is a summary of the securities that the Company has determined to be temporarily impaired as of June 30, 2016:

	Less than 12 Months		12 Months or Longer
		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$-0-	$-0-	$-0-	$-0-
Common stock	4,189,500	(179,663)	1,097,850	(4,758)
Total	$4,189,500	$(179,663)	$1,097,850	$(4,758)

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
1	$1,097,850	$(4,758)	<1%
1	4,189,500	(179,663)	4%
2	$5,287,350	$(184,421)

NOTE 5 – DEBT

As of June 30, 2016, total loans payable represented a $2,314,965 term loan at an annual interest rate of 4.90%, maturing November 29, 2016, a $2,539,204 term loan at a variable annual interest rate of prime plus 0.75% with a floor of 4.50%, maturing on March 9, 2017, and $121,000,000 drawn down on the Company’s $130,000,000 unsecured line of credit facility (the “Facility”), maturing in August 2019. Borrowings under the Facility, up to the first 60% of the value of the borrowing base properties, bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company’s leverage ratio. Borrowings under the Facility in excess of 60% up to 70% of the value of the borrowing base properties bear interest at LIBOR plus 215 basis points to 295 basis points, depending on the company’s leverage ratio. Based on the Company’s current leverage ratio, borrowings under the Facility bear interest at LIBOR plus 170 basis points for borrowings up to 60% of the value of the borrowing base properties, which was at an interest rate of 2.15% as of June 30, 2016, and LIBOR plus 245 basis points for borrowings in excess of 60%, up to 70% of the value of the borrowing base properties, which was at an interest rate of 2.90% as of June 30, 2016. In addition, the Company has a $70,000,000 accordion feature, bringing the total potential availability under the Facility (subject to various conditions as specified in the loan agreement) up to $200,000,000.

As of June 30, 2016, the interest rate of the $2,539,204 loan was 4.50% and the weighted average interest rate of the total amount drawn down on the Facility was 2.23%. The $2,539,204 term loan is secured by 500,000 shares of UMH common stock with a fair value of $5,625,000 as of June 30, 2016 and the $2,314,965 term loan is secured by 200,000 shares of UMH 8.25% Series A preferred stock with a fair value of $5,204,000 as of June 30, 2016.

In connection with the six properties acquired during the nine months ended June 30, 2016, which are located in Concord (Charlotte), NC; Covington (New Orleans), LA; Imperial (Pittsburgh), PA; Burlington (Seattle/Everett), WA; Colorado Springs, CO and Louisville, KY (as described in Note 3), the Company entered into five, fifteen year self-amortizing mortgages and one, fourteen year self-amortizing mortgage. The six mortgages originally total $92,971,000 and have a weighted average interest rate of 3.82%.

During the nine months ended June 30, 2016, the Company fully repaid its fully amortized mortgage on its property located in St. Joseph, MO and the Company fully prepaid its two mortgages on its property located in Beltsville, MD and its mortgage on its property located in Granite City, IL totaling approximately $5,134,000.

During the nine months ended June 30, 2016, the Company drew down $41,000,000 on its unsecured line of credit.

NOTE 6 – SHAREHOLDERS’ EQUITY

The Company’s authorized stock as of June 30, 2016 consisted of 200,000,000 shares of common stock of which 67,228,175 shares were issued and outstanding, 2,139,750 shares of 7.625% Series A Cumulative Redeemable Preferred Stock (Series A preferred shares) of which all were issued and outstanding, 2,300,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B preferred shares) of which all were issued and outstanding, and 200,000,000 shares of Excess Stock of which none were issued or outstanding.

Common Stock

On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. This represents an annualized dividend rate of $0.64 per share. The Company has maintained or increased its cash dividend for twenty-four consecutive years.

The Company raised $51,459,006 (including dividend reinvestments of $6,326,691) from the issuance of 4,927,953 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan (DRIP) during the nine months ended June 30, 2016. During the nine months ended June 30, 2016, the Company paid $31,114,788 in total cash dividends, or $0.16 per share, to common shareholders, of which $6,326,691 was reinvested in the DRIP.

On July 1, 2016, the Company declared a dividend of $0.16 per share to be paid September 15, 2016 to common shareholders of record as of the close of business on August 15, 2016.

The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased or reacquired during fiscal 2016 and, as of June 30, 2016, the Company does not own any of its own shares.

7.625% Series A Cumulative Redeemable Preferred Stock

During the nine months ended June 30, 2016, the Company paid $3,059,178 in Preferred Dividends, or $1.4298 per share on its outstanding Series A preferred shares. Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $1.90625 per share. On July 1, 2016, the Company declared a dividend of $0.4765625 per share to be paid September 15, 2016 to Series A preferred shareholders of record as of the close of business on August 15, 2016.

7.875% Series B Cumulative Redeemable Preferred Stock

During the nine months ended June 30, 2016, the Company paid $3,396,096 in Preferred Dividends, or $1.4766 per share on its outstanding Series B preferred shares. Dividends on the Series B preferred shares are cumulative and payable quarterly at an annual rate of $1.96875 per share. On July 1, 2016, the Company declared a dividend of $0.4921875 per share to be paid September 15, 2016 to Series B preferred shareholders of record as of the close of business on August 15, 2016.

NOTE 7 – FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. The Company’s financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at June 30, 2016 and September 30, 2015:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2016:
Equity Securities – Preferred Stock	$13,700,575	$13,700,575	$-0-	$-0-
Equity Securities – Common Stock	68,932,057	68,932,057	-0-	-0-
Mortgage Backed Securities	5,887	5,887	-0-	-0-
Total Securities Available for Sale at Fair Value	$82,638,519	$82,638,519	$-0-	$-0-

As of September 30, 2015:
Equity Securities – Preferred Stock	$14,961,994	$14,961,994	$-0-	$-0-
Equity Securities – Common Stock	39,572,574	39,572,574	-0-	-0-
Mortgage Backed Securities	6,669	6,669	-0-	-0-
Total Securities Available for Sale at Fair Value	$54,541,237	$54,541,237	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At June 30, 2016, the fixed rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to approximately $445,825,000 and the carrying value amounted to $440,352,826. At June 30, 2016, the fixed rate Loans Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to approximately $4,866,000 and the carrying value amounted to $4,854,169. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements are estimated based on independent third party appraisals and fall within level 3 of the fair value hierarchy.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended June 30, 2016 and 2015 was approximately $15,994,000 and $13,429,000, respectively.

During the nine months ended June 30, 2016 and 2015, the Company had dividend reinvestments of $6,326,691 and $6,263,881, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

The Company has entered into agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed in Florida, Kansas, Michigan, New York, North Carolina and South Carolina, totaling approximately 2,417,000 square feet with net-leased terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 14.6 years. The aggregate purchase price for the eight properties is approximately $256,589,000. Seven of the eight purchase commitments are being leased to investment grade tenants or their subsidiaries. Subject to satisfactory due diligence, we anticipate closing these eight transactions during the remainder of fiscal 2016 and fiscal 2017. In connection with seven of the eight properties, the Company has entered into commitments to obtain seven mortgages totaling approximately $147,370,000 at fixed rates ranging from 3.72% to 4.22%, with a weighted average interest rate of 3.90%. All seven of these mortgages are fifteen year, self-amortizing loans.

In addition to the three property expansions completed subsequent to quarter end (see Note 10), the Company currently has a building expansion in progress on a property that is being leased to FedEx Ground Package System, Inc. located in Texas. The expansion costs are expected to be approximately $4,988,000 and will add approximately 50,700 additional rentable square feet. Upon completion, annualized rent will be increased by approximately $499,000 from approximately $598,000, or $5.27 per square foot, to approximately $1,097,000 or $6.68 per square foot and will provide for a new lease extension of ten years from the date of completion.

Approximately 87% of the additional square feet from the eight purchase commitments and the one building committed to be expanded are from properties leased to FedEx Ground Package System, Inc.

The Company entered into a sale agreement to sell its only vacant building, consisting of 59,425 square feet situated on 4.78 acres located in White Bear Lake, MN for approximately $4,272,000, which is the Company’s approximate U.S. GAAP net book carrying value. The closing of the sale is subject to the purchaser’s satisfactory due diligence.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On July 1, 2016, the Company declared a common dividend of $0.16 per share to be paid September 15, 2016 to common shareholders of record as of the close of business on August 15, 2016. On July 1, 2016, the Company declared a dividend of $0.4765625 per share to be paid September 15, 2016 to Series A preferred shareholders of record as of the close of business on August 15, 2016. On July 1, 2016, the Company declared a dividend of $0.4921875 per share to be paid September 15, 2016 to Series B preferred shareholders of record as of the close of business on August 15, 2016.

On July 29, 2016, a 246,240 square foot expansion of a building leased to Milwaukee Electric Tool Corporation (“Milwaukee Tool”) located in Olive Branch, MS, which is located in the Memphis, TN MSA, was completed for a cost of approximately $10,129,000, resulting in a new 12 year lease which extended the current lease expiration date from April 2023 to July 2028. In addition, the expansion resulted in an initial increase in annual rent effective on the date of completion of approximately $877,000 from approximately $1,943,000, or $3.16 per square foot, to approximately $2,820,000, or $3.27 per square foot. Furthermore, annual rent will increase each year by 1.5% resulting in an annualized rent over the new twelve year period of approximately $3,063,000, or $3.56 per square foot. In connection with the expansion, the Company has entered into a commitment with its current lender of this property to refinance the existing 3.76% interest rate mortgage, which was approximately $13,450,000 as of June 30, 2016 and was set to mature in January 2023. The new loan will be a 12 year self-amortizing mortgage of $25,000,000. The interest rate will remain the same as the existing loan at a fixed interest rate of 3.76%.

On August 1, 2016, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Tampa, FL was completed for a cost of approximately $1,303,000, resulting in a new 10 year lease which extended the current lease expiration date from June 2024 to July 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $131,000 from approximately $1,493,000, or $8.74 per square foot to approximately $1,624,000, or $9.51 per square foot.

On August 1, 2016, a 14,941 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Huntsville, AL was completed for a cost of approximately $1,925,000, resulting in a new 10 year lease which extended the current lease expiration date from August 2022 to July 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $193,000 from approximately $412,000, or $5.59 per square foot, to approximately $605,000 or $6.82 per square foot.

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

The Company operates as a Real Estate Investment Trust (REIT). The Company seeks to invest in well-located, modern industrial buildings leased primarily to investment grade tenants or their subsidiaries on long-term net leases. During the nine months ended June 30, 2016, the Company purchased six net-leased industrial properties, located in Concord (Charlotte), NC; Covington (New Orleans), LA; Imperial (Pittsburgh), PA; Burlington (Seattle/Everett), WA; Colorado Springs, CO and Louisville, KY, totaling approximately 1,205,000 square feet, for approximately $141,230,000. As of June 30, 2016, the Company owned ninety-seven properties with total square footage of approximately 15,124,000. These properties are located in thirty states. As of the quarter ended June 30, 2016, the Company’s weighted average lease maturity was approximately 7.1 years, its occupancy rate was 99.6% and its annualized average base rent per occupied square foot was $5.66. As of June 30, 2016, the weighted average age based on the square footage of the Company’s buildings was 10.0 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $82,638,519, were $1,097,717,757 as of June 30, 2016.

The Company’s revenue primarily consists of Rental and Reimbursement Revenue from the ownership of industrial rental property. Net Operating Income (“NOI”) from property operations is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI increased $3,538,626, or 21%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased $10,788,220, or 23%, for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015. The increase was due to the additional income related to two industrial properties purchased during the last quarter of fiscal 2015 and six industrial properties purchased during the nine months ended June 30, 2016.

The Company’s NOI for the three and nine months ended June 30, 2016 and 2015 is calculated as follows:

	Three Months Ended		Nine Months Ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Rental Revenue	$20,789,914	$17,256,131	$59,465,701	$48,891,870
Reimbursement Revenue	3,324,085	3,416,151	9,874,498	8,316,538
Total Rental and Reimbursement Revenue	24,113,999	20,672,282	69,340,199	57,208,408
Real Estate Taxes	(2,633,706)	(2,629,105)	(7,681,519)	(6,569,299)
Operating Expenses	(981,766)	(1,083,276)	(3,316,489)	(3,085,138)
NOI	$20,498,527	$16,959,901	$58,342,191	$47,553,971

The Company’s revenue for the nine months ended June 30, 2015 also includes Lease Termination Income of $238,625, which represents a payment from the Company’s former tenant, Norton McNaughton of Squire, Inc. (Norton). The lease termination payment was a result of Norton terminating its lease obligations effective January 31, 2015, which was before the end of the contractual term of its lease, which was set to expire on April 29, 2015. Prior to the lease termination, Norton was leasing the Company’s 302,400 square foot building located in its Hanahan, SC location through April 29, 2015 at an annualized rent of approximately $1,389,000, or $4.54 per square foot. Prior to the lease termination, Norton sub-leased the Company’s space to Science Applications International Corporation (SAIC). In conjunction with the lease termination, the Company simultaneously entered into a lease agreement for four years and three months with SAIC from February 1, 2015 through April 30, 2019 at an initial annualized rent of approximately $1,406,000, or $4.65 per square foot, with 2% increases each year. Of the Company’s ninety-seven properties, only three leases contain an early termination provision, which are as follows: the Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS, the Company’s lease with its tenant at its 83,000 square foot location in Roanoke, VA and the Company’s lease with its tenant at its 102,135 square foot location in O’Fallon (St. Louis), MO.

The termination option at the Ridgeland (Jackson), MS location may be exercised at any time on the condition that the Company is provided with six months of notice. Annual rent on both the U.S. GAAP straight-line rent basis and on the cash basis for this location is approximately $109,000, or $4.15 per square foot and the lease expires in July 2019. The Company has not received notice, nor does the Company anticipate that this tenant will exercise its early termination option.

The termination option at the Roanoke, VA location may be exercised after August 2021, on the condition that the Company is provided with six months of notice and the tenant pays the Company a $500,000 termination fee. The U.S. GAAP straight-line rent per annum for this location is approximately $494,000, or $5.95 per square foot and the lease expires in February 2025.

The termination option at the O’Fallon (St. Louis), MO location may be exercised after January 1, 2016 but before December 31, 2016, on the condition that the Company is provided with six months of notice and the tenant pays the Company a $213,462 termination fee. Additionally, the tenant has an early termination option which may be exercised after January 1, 2017, on the condition that the Company is provided with six months of notice and the tenant pays the Company a $106,731 termination fee. Annual rent on both the U.S. GAAP straight-line rent basis and on the cash basis for this location is approximately $427,000, or $4.18 per square foot and the lease expires in June 2018. The Company has not received notice, nor does the Company anticipate that this tenant will exercise its early termination option.

Acquisitions

On November 13, 2015, the Company purchased a newly constructed 330,717 square foot industrial building located in Concord, NC, which is in the Charlotte Metropolitan Statistical Area (MSA). The building is 100% net-leased to FedEx Ground Package System, Inc. for ten years through July 2025. The purchase price was $31,975,897. The Company obtained a 15 year self-amortizing mortgage of $20,780,000 at a fixed interest rate of 3.87%. Annual rental revenue over the remaining term of the lease averages approximately $2,078,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On December 2, 2015, the Company purchased a newly constructed 175,315 square foot industrial building located in Covington, LA, which is in the New Orleans MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for ten years through June 2025. The purchase price was $18,410,000. The Company obtained a 15 year self-amortizing mortgage of $12,890,000 at a fixed interest rate of 4.08%. Annual rental revenue over the remaining term of the lease averages approximately $1,258,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On March 8, 2016, the Company purchased a newly constructed 125,860 square foot industrial building located in Imperial, PA which is in the Pittsburgh MSA. The building is 100% net-leased to General Electric Company (GE) for ten years through December 2025. The purchase price was $20,032,864. The Company obtained a 14 year self-amortizing mortgage of $13,000,000 at a fixed interest rate of 3.63%. Annual rental revenue over the remaining term of the lease averages approximately $1,311,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $82,864 to an Intangible Asset associated with the lease in-place.

On April 8, 2016, the Company purchased a newly constructed 210,445 square foot industrial building located in Burlington, WA, which is in the Seattle/Everett MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through August 2030. The purchase price was $30,662,080. The Company obtained a 15 year self-amortizing mortgage of $20,221,000 at a fixed interest rate of 3.67%. Annual rental revenue over the remaining term of the lease averages approximately $1,962,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $451,400 to an Intangible Asset associated with the lease in-place.

On June 9, 2016, the Company purchased a newly constructed 225,362 square foot industrial building located in Colorado Springs, CO. The building is 100% net-leased to FedEx Ground Package System, Inc. for ten years through January 2026. The purchase price was $28,845,500. The Company obtained a 15 year self-amortizing mortgage of $18,730,000 at a fixed interest rate of 3.90%. Annual rental revenue over the remaining term of the lease averages approximately $1,832,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $345,500 to an Intangible Asset associated with the lease in-place.

On June 30, 2016, the Company purchased a newly constructed 137,500 square foot industrial building located in Louisville, KY. The building is 100% net-leased to Challenger Lifts, Inc., a subsidiary of Snap-on Incorporated (“Snap-on”) for ten years through June 2026. The lease is guaranteed by Snap-on. The purchase price was $11,304,000. The Company obtained a 15 year self-amortizing mortgage of $7,350,000 at a fixed interest rate of 3.74%. Annual rental revenue over the remaining term of the lease averages approximately $835,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation (FDX), General Electric Company (GE) and Challenger Lifts, Inc.’s ultimate parent, Snap-on Incorporated (SNA) are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov.

Expansions

Subsequent to quarter end, on July 29, 2016, a 246,240 square foot expansion of a building leased to Milwaukee Electric Tool Corporation (“Milwaukee Tool”) located in Olive Branch, MS, which is located in the Memphis, TN MSA, was completed for a cost of approximately $10,129,000, resulting in a new 12 year lease which extended the current lease expiration date from April 2023 to July 2028. In addition, the expansion resulted in an initial increase in annual rent effective on the date of completion of approximately $877,000 from approximately $1,943,000, or $3.16 per square foot, to approximately $2,820,000, or $3.27 per square foot. Furthermore, annual rent will increase each year by 1.5% resulting in an annualized rent over the new twelve year period of approximately $3,063,000, or $3.56 per square foot. In connection with the expansion, the Company has entered into a commitment with its current lender of this property to refinance the existing 3.76% interest rate mortgage, which was approximately $13,450,000 as of June 30, 2016 and was set to mature in January 2023. The new loan will be a 12 year self-amortizing mortgage of $25,000,000. The interest rate will remain the same as the existing loan at a fixed interest rate of 3.76%.

Subsequent to quarter end, on August 1, 2016, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Tampa, FL was completed for a cost of approximately $1,303,000, resulting in a new 10 year lease which extended the current lease expiration date from June 2024 to July 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $131,000 from approximately $1,493,000, or $8.74 per square foot to approximately $1,624,000, or $9.51 per square foot.

Subsequent to quarter end, on August 1, 2016, a 14,941 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Huntsville, AL was completed for a cost of approximately $1,925,000, resulting in a new 10 year lease which extended the current lease expiration date from August 2022 to July 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $193,000 from approximately $412,000, or $5.59 per square foot, to approximately $605,000 or $6.82 per square foot.

Commitments

The Company has entered into agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed in Florida, Kansas, Michigan, New York, North Carolina and South Carolina, totaling approximately 2,417,000 square feet with net-leased terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 14.6 years. The aggregate purchase price for the eight properties is approximately $256,589,000. Seven of the eight purchase commitments are being leased to investment grade tenants or their subsidiaries. Subject to satisfactory due diligence, we anticipate closing these eight transactions during the remainder of fiscal 2016 and fiscal 2017. In connection with seven of the eight properties, the Company has entered into commitments to obtain seven mortgages totaling approximately $147,370,000 at fixed rates ranging from 3.72% to 4.22%, with a weighted average interest rate of 3.90%. All seven of these mortgages are fifteen year, self-amortizing loans.

In addition to the three property expansions completed subsequent to quarter end, the Company currently has a building expansion in progress on a property that is being leased to FedEx Ground Package System, Inc. located in Texas. The expansion costs are expected to be approximately $4,988,000 and will add approximately 50,700 additional rentable square feet. Upon completion, annualized rent will be increased by approximately $499,000 from approximately $598,000, or $5.27 per square foot, to approximately $1,097,000 or $6.68 per square foot and will provide for a new lease extension of ten years from the date of completion.

Approximately 87% of the additional square feet from the eight purchase commitments and the one building committed to be expanded are from properties leased to FedEx Ground Package System, Inc.

The Company entered into a sale agreement to sell its only vacant building, consisting of 59,425 square feet situated on 4.78 acres located in White Bear Lake, MN for approximately $4,272,000, which is the Company’s approximate U.S. GAAP net book carrying value. The closing of the sale is subject to the purchaser’s satisfactory due diligence.

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

Changes in Results of Operations

As of June 30, 2016, the Company owned ninety-seven properties with total square footage of approximately 15,124,000, as compared to ninety properties with total square footage of approximately 13,624,000, as of June 30, 2015, representing an increase of 11%. At quarter end, the Company’s weighted average lease expiration term was approximately 7.1 years as compared to 7.1 years at the end of the prior year period. The Company’s occupancy rate was 99.6% as of June 30, 2016 as compared to 97.6% as of June 30, 2015, representing an increase of 200 basis points. The Company’s weighted average building age was 10.0 years as of June 30, 2016 as compared to 10.3 years as of June 30, 2015.

Approximately 2% of the Company’s gross leasable area, consisting of three leases totaling 325,656 square feet, were scheduled to expire during fiscal 2016. The Company has renewed all three leases, resulting in a 100% tenant retention rate for fiscal 2016. The Company’s tenant retention rate in fiscal 2015 was also 100%. For the three leases that were scheduled to expire during fiscal 2016, the Company has not incurred any tenant improvement costs or any leasing costs in connection with two of the lease renewals and has incurred or expects to incur tenant improvement costs of approximately $210,000 and leasing costs of approximately $133,000 in connection with the other lease renewal. The table below summarizes the lease terms of the three leases which were renewed and includes both the tenant improvement costs and the leasing costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Monaca, PA	Datatel Resources	80,856	$2.87	$2.87	11/30/15	$3.00	$3.00	11/30/17	2.0	$-0-	$-0-
Granite City, IL	Anheuser- Busch, Inc.	184,800	4.16	4.32	5/31/16	4.36	4.10	11/30/21	5.5	0.21	0.13
Richmond, VA	Carrier	60,000	4.99	5.24	5/31/16	5.33	5.24	11/30/18	2.5	-0-	-0-
	Total	325,656

Weighted Average			$3.99	$4.13		$4.20	$4.04		4.1	$0.16	$0.10

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

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

Rental Revenue increased $3,533,783, or 20%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Rental Revenue increased $10,573,831, or 22%, for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015. The increase was primarily due to the acquisition of two properties purchased during the last quarter of fiscal 2015 and the six properties purchased during the first nine months of fiscal 2016 as well as the 200 basis point increase in the Company’s occupancy rate from 97.6% as of June 30, 2015 to 99.6% as of June 30, 2016.

Our single-tenant properties are subject to net-leases which require the tenants to reimburse the Company for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. For the three months ended June 30, 2016 compared to the three months ended June 30, 2015, Reimbursement Revenue decreased $92,066, or 3%, Real Estate Tax Expense increased $4,601, or less than 1%, and Operating Expenses decreased $101,510, or 9%. The slight decrease in Operating Expenses was primarily due to the prior year three month period incurring more repair and maintenance type expenses than the current year three month period. Reimbursement Revenue increased $1,557,960, or 19%, for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015. Real Estate Tax Expense increased $1,112,220, or 17%, for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015. Operating Expenses increased $231,351, or 7%, for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015. The increase in Reimbursement Revenue, Real Estate Taxes and Operating Expenses for the nine months ended June 30, 2016 was primarily due to our newly acquired properties.

Lease Termination Income amounted to $-0- and $238,625 for the nine months ended June 30, 2016 and 2015, respectively. The income for the nine months ended June 30, 2015 represents the payment from a former tenant at our Hanahan, SC property terminating its lease obligations before the end of the contractual term of the lease by agreement with the Company in accordance with the terms of the Lease. In conjunction with the lease termination, the Company simultaneously entered into a lease agreement from February 2015 through April 30, 2019 with the former tenant’s sub-tenant.

General and Administrative Expense decreased $64,071, or 4%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. General and Administrative Expense increased $685,028, or 16%, for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015. The increase in General and Administrative Expense for the nine months ended June 30, 2016 was partially due to the President and Chief Executive Officer’s amended employment agreement one-time $400,000 cash signing bonus and a one-time $100,000 severance payment made to a former employee. The remaining increase was primarily due to an increase in salary and employee benefit expenses resulting from a combination of an increase in the number of employees and an increase in employees’ wage rates.

Acquisition Costs amounted to $135,358 and $440,705 for the three months ended June 30, 2016 and 2015, respectively. Acquisition Costs amounted to $545,955 and $1,303,389 for the nine months ended June 30, 2016 and 2015, respectively. There were six acquisitions during the nine months ended June 30, 2016 with a cost of approximately $141,230,000, of which three were acquired during the three months ended June 30, 2016 with a cost of approximately $70,812,000. There were eight acquisitions during the nine months ended June 30, 2015 with a cost of approximately $149,885,000, of which one was acquired during the three months ended June 30, 2015 with a cost of approximately $37,485,000. The Acquisition Costs for the three months ended June 30, 2015 were higher than the Acquisition Costs for the three months ended June 30, 2016 primarily due to a broker fee of approximately $373,600 incurred for the purchase of one acquisition purchased during the prior year quarter. The decrease in Acquisition Costs during the nine months ended June 30, 2016 was primarily due to this broker fee of approximately $373,600 incurred for the purchase of the one acquisition purchased during the prior year quarter and also due to the lower total cost of the properties acquired in the first nine months of fiscal 2016 compared to the total cost of properties acquired during the first nine months of fiscal 2015.

The Company recognized a Gain on Sale of Securities Transactions of $272,067 and $-0- for the three months ended June 30, 2016 and 2015, respectively and recognized a Gain on Sale of Securities Transactions of $1,159,409 and $377,087 for the nine months ended June 30, 2016 and 2015, respectively. In addition, the Company’s unrealized holding gains/(losses) on its investment in securities increased from an unrealized loss of $(5,441,603) as of September 30, 2015 to an unrealized gain of $11,888,977 as of June 30, 2016, resulting in an increase for the nine months ended June 30, 2016 of $17,330,580. Furthermore, the Company recognized dividend income on its investment in securities of $1,481,197 and $868,588 for the three months ended June 30, 2016 and 2015, respectively, representing an increase of 71% and $4,044,920 and $2,859,647 for the nine months ended June 30, 2016 and 2015, respectively, representing an increase of 41%. The increase is due to a higher average carrying value of the REIT securities portfolio during the current three and nine month periods compared to prior three and nine month periods. The REIT securities portfolio’s weighted average yield for nine months ended June 30, 2016 was approximately 8.4% as compared to 7.1% for the nine months ended June 30, 2015.

Interest Expense increased $759,215, or 16%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Interest Expense increased $2,564,933, or 19%, for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015. This increase is primarily due to an increase in the average balance of Mortgage Notes Payable due to the newly acquired properties in fiscal 2015 and 2016 and an increase in Loans Payable due to an increase in the amount drawn down on the Company’s line of credit facility, which was offset by a decrease in the weighted average interest rate. The weighted average interest rate of Mortgage Notes Payable and Loans Payable has decreased from 4.55% at June 30, 2015 to 4.10% at June 30, 2016, representing a decrease of 45 basis points.

Changes in Financial Condition

The Company generated Net Cash from Operating Activities of $43,346,646 and $28,281,987 for the nine months ended June 30, 2016 and 2015, respectively.

Net Real Estate Investments increased $139,317,436 from September 30, 2015 to June 30, 2016. This increase was due mainly to the purchase of six net-leased industrial properties, located in Concord (Charlotte), NC; Covington (New Orleans), LA; Imperial (Pittsburgh), PA; Burlington (Seattle/Everett), WA; Colorado Springs, CO and Louisville, KY, totaling approximately $141,230,000, of which approximately $140,351,000 was allocated to Net Real Estate Investments. The increase was partially offset by Depreciation Expense for the nine months ended June 30, 2016 of $17,478,374.

Securities Available for Sale increased $28,097,282 from September 30, 2015 to June 30, 2016. The increase was due to the purchase of securities totaling $17,772,994 and a net increase in Unrealized Holding Gains of $17,330,580 offset by the sale of securities with a cost basis of $7,006,292, which resulted in realized gains totaling $1,159,409.

Mortgage Notes Payable increased $66,361,652 from September 30, 2015 to June 30, 2016. The increase was due to the origination of six mortgages totaling $92,971,000 obtained in connection with the acquisitions of six industrial properties purchased in the first three quarters of fiscal 2016.

The weighted average interest rate on these six mortgages is 3.82%. Details on the increase in Mortgage Notes Payable are as follows:

Property	Mortgage amount	Maturity Date	Interest Rate
Concord (Charlotte), NC	$20,780,000	12/1/2030	3.87%
Covington (New Orleans), LA	12,890,000	1/1/2031	4.08%
Imperial (Pittsburgh), PA	13,000,000	4/1/2030	3.63%
Burlington (Seattle/Everett), WA	20,221,000	5/1/2031	3.67%
Colorado Springs, CO	18,730,000	7/1/2031	3.90%
Louisville, KY	7,350,000	7/1/2031	3.74%

The increase in Mortgage Notes Payable was partially offset by scheduled payments of principal of $21,474,867, which includes the full repayment of the Company’s fully amortized mortgages on its property located in St. Joseph, MO. In addition, the Company fully prepaid its mortgages on its properties located its Beltsville, MD and Granite City, IL totaling approximately $5,134,000.

The Company is scheduled to repay a total of approximately $55,391,000 in mortgage principal payments over the next twelve months. The Company intends to make these principal payments from the funds generated from Cash from Operations, the DRIP and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $43,346,646 and $28,281,987 for the nine months ended June 30, 2016 and 2015, respectively. Dividends paid on common stock for the nine months ended June 30, 2016 and 2015 were $31,114,788 and $26,316,628, respectively, (of which $6,326,691 and $6,263,881, respectively, were reinvested). The Company pays dividends from cash generated from operations.

As of June 30, 2016, the Company owned Securities Available for Sale of $82,638,519, of which $10,829,000 is pledged as collateral for two term loans totaling $4,854,169. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. In instances when the Company believes it can achieve an adequate yield spread, the Company may invest in marketable REIT securities on margin. As of June 30, 2016, there were no draws against the margin. The marketable REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of June 30, 2016, the Company had net Unrealized Holding Gains on its portfolio of $11,888,977 as compared to net Unrealized Holding Losses of $5,441,603 as of September 30, 2015, representing an increase of $17,330,580. The dividends received from the Company’s investments, which yielded approximately 8.4% for the nine months ended June 30, 2016, continue to meet our expectations. The Company recognized dividend income on its investment in securities of $1,481,197 and $868,588 for the three months ended June 30, 2016 and 2015, respectively, representing an increase of 71%, and $4,044,920 and $2,859,647 for the nine months ended June 30, 2016 and 2015, respectively, representing an increase of 41%. In addition, the Company recognized a Gain on Sale of Securities Transactions of $272,067 and $-0- for the three months ended June 30, 2016 and 2015, respectively, and recognized a Gain on Sale of Securities Transactions of $1,159,409 and $377,087 for the nine months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the Company owned ninety-seven properties, of which sixty-four carried mortgage loans with outstanding principal balances totaling $440,352,826. The thirty-three unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s unsecured line of credit facility limit the amount of unencumbered properties that can be mortgaged. As of June 30, 2016, the Company has drawn down $121,000,000 on its $130,000,000 unsecured line of credit facility, which has a weighted average interest rate of 2.23%. The unsecured line of credit facility has an additional $70,000,000 accordion feature, which brings the total potential availability up to $200,000,000. The unsecured line of credit facility matures August 2019, with a one year extension at the Company’s option.

As of June 30, 2016, the Company had total assets of $1,083,033,804 and liabilities of $581,783,004. The Company’s net debt (net of cash and cash equivalents) to total market capitalization as of June 30, 2016 was approximately 36% and the Company’s net debt, less securities (net of cash and cash equivalents and net of securities) to total market capitalization as of June 30, 2016 was approximately 30%. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

During the nine months ended June 30, 2016, the Company paid $3,059,178 in Preferred Dividends on its outstanding Series A preferred shares. On July 1, 2016, the Company declared a dividend of $0.4765625 per share on the Company’s Series A preferred shares payable September 15, 2016 to Series A preferred shareholders of record as of the close of business on August 15, 2016.

During the nine months ended June 30, 2016, the Company paid $3,396,096 in Preferred Dividends on its outstanding Series B preferred shares. On July 1, 2016, the Company declared a dividend of $0.4921875 per share on the Company’s Series B preferred shares payable September 15, 2016 to Series B preferred shareholders of record as of the close of business on August 15, 2016.

The Company raised $51,459,006 (including dividend reinvestments of $6,326,691) from the issuance of 4,927,953 shares of common stock under the DRIP during the nine months ended June 30, 2016. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 93,634 common shares for a total cost of $999,345, or a weighted average cost of $10.67 per share. During the nine months ended June 30, 2016, the Company paid $31,114,788 in total cash dividends, or $0.16 per share to common shareholders, of which $6,326,691 was reinvested in the DRIP. On July 1, 2016, the Company declared a dividend of $0.16 per common share to be paid on September 15, 2016 to common shareholders of record as of the close of business on August 15, 2016.

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

The Company has a concentration of FDX and FDX subsidiary-leased properties, consisting of fifty-one separate stand-alone leases covering approximately 6,944,000 square feet as of June 30, 2016 and forty-six separate stand-alone leases covering approximately 5,611,000 square feet as of June 30, 2015. The percentage of FDX leased square footage to the total of the Company’s rental space was 46% (6% to FDX and 40% to FDX subsidiaries) as of June 30, 2016 and 41% (7% to FDX and 34% to FDX subsidiaries) as of June 30, 2015. No other tenant accounted for 5% or more of the Company’s total rental space as of June 30, 2016 and 2015.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 56% (7% to FDX and 49% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2016 and was 56% (9% to FDX and 47% to FDX subsidiaries) for fiscal 2015. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the nine months ended June 30, 2016 and 2015.

In addition to real estate property holdings, the Company held $82,638,519 in marketable REIT securities at quarter end, representing 6.7% of its undepreciated assets. These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance the Company’s diversification.

The company has entered into agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed in Florida, Kansas, Michigan, New York, North Carolina and South Carolina, totaling approximately 2,417,000 square feet with net-leased terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 14.6 years. The aggregate purchase price for the eight properties is approximately $256,589,000. Seven of the eight purchase commitments are being leased to investment grade tenants or their subsidiaries. Subject to satisfactory due diligence, we anticipate closing these eight transactions during the remainder of fiscal 2016 and fiscal 2017. In connection with seven of the eight properties, the Company has entered into commitments to obtain seven mortgages totaling approximately $147,370,000 at fixed rates ranging from 3.72% to 4.22%, with a weighted average interest rate of 3.90%. All seven of these mortgages are fifteen year, self-amortizing loans.

In addition to the three property expansions completed subsequent to quarter end, the Company currently has a building expansion in progress on a property that is being leased to FedEx Ground Package System, Inc. located in Texas. The expansion costs are expected to be approximately $4,988,000 and will add approximately 50,700 additional rentable square feet. Upon completion, annualized rent will be increased by approximately $499,000 from approximately $598,000, or $5.27 per square foot, to approximately $1,097,000 or $6.68 per square foot and will provide for a new lease extension of ten years from the date of completion.

Approximately 87% of the additional square feet from the eight purchase commitments and the one building committed to be expanded are from properties leased to FedEx Ground Package System, Inc.

The Company entered into a sale agreement to sell its only vacant building, consisting of 59,425 square feet situated on 4.78 acres located in White Bear Lake, MN for approximately $4,272,000, which is the Company’s approximate U.S. GAAP net book carrying value. The closing of the sale is subject to the purchaser’s satisfactory due diligence.

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

Funds From Operations and Core Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO, excluding acquisition costs. We define Adjusted Funds from Operations (AFFO) as Core FFO, excluding stock compensation expense, depreciation of corporate office tenant improvements, amortization of financing costs, lease termination income, net gain or loss on sale of securities transactions, U.S. GAAP straight-line rent adjustments, non-recurring other expenses and less recurring capital expenditures. We define recurring capital expenditures as all capital expenditures, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO, Core FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO, Core FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO, Core FFO and AFFO and, accordingly, our FFO, Core FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO, Core FFO and AFFO are significant components in understanding the Company’s financial performance.

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

The following is a reconciliation of the Company’s U.S. GAAP Net Income to the Company’s FFO, Core FFO and AFFO for the three and nine months ended June 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Net Income Attributable to Common Shareholders	$6,079,537	$3,024,100	$15,846,623	$8,962,916
Plus: Depreciation Expense (excluding Corporate Office)	6,066,012	5,061,146	17,390,417	14,297,851
Plus: Amortization of Intangible Assets	272,009	330,023	915,208	1,040,631
Plus: Amortization of Capitalized Lease Costs	198,887	187,937	579,643	491,411
FFO Attributable to Common Shareholders	12,616,445	8,603,206	34,731,891	24,792,809
Plus: Acquisition Costs	135,358	440,705	545,955	1,303,389
Core FFO Attributable to Common Shareholders	12,751,803	$9,043,911	35,277,846	$26,096,198
Plus: Stock Compensation Expense	99,760	96,673	306,688	283,578
Plus: Depreciation of Corporate Office Tenant Improvements	30,868	37,899	87,957	71,410
Plus: Amortization of Financing Costs	240,463	212,419	713,501	608,251
Plus: Non-recurring other expense (1)	100,000	-0-	500,000	-0-
Less: Lease Termination Income	-0-	-0-	-0-	(238,625)
Less: Gain on Sale of Securities Transactions, net	(272,067)	-0-	(1,159,409)	(377,087)
Less: U.S. GAAP Straight-line Rent Adjustment	(350,217)	(300,506)	(1,172,053)	(1,164,132)
Less: Recurring Capital Expenditures	(169,492)	(206,071)	(653,544)	(461,868)
AFFO Attributable to Common Shareholders	$12,431,118	$8,884,325	$33,900,986	$24,817,725

(1)	Consists of one-time payroll expenditures.

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the nine months ended June 30, 2016 and 2015:

	Nine Months Ended
	6/30/2016	6/30/2015

Operating Activities	$43,346,646	$28,281,987
Investing Activities	(169,804,819)	(151,749,792)
Financing Activities	121,271,222	117,044,923

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to June 30, 2016 (the date of this Quarterly Report on Form 10-Q).

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

Changes In Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.	Other Information.

(a)	Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None

(b)	Material Changes to the Procedures by which Security Holders may Recommend Nominees to Board of Directors – None

Item 6.	Exhibits

31.1	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

Date:	August 3, 2016	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	August 3, 2016	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

