Form 10-K
period 2016-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2016-11-28
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, $25 liquidation value per share – New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at March 31, 2016 was approximately $715,934,000 (based on the $11.89 closing price per share of common stock on March 31, 2016).

There were 69,902,492 shares of Common Stock outstanding as of November 15, 2016.

 Documents Incorporated by Reference: None.

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

Narrative Description of Business

The Company’s primary business is the ownership of real estate. Its investment focus is to own well-located, modern, single tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. In addition, the Company owns a portfolio of REIT investment securities which the Company generally limits to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation).

At September 30, 2016, the Company held investments in ninety-nine properties totaling approximately 16,010,000 square feet with an occupancy rate of 99.6% (See Item 2 for a detailed description of the properties). These properties are located in thirty states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. All of these properties are wholly-owned with the exception of the two properties in New Jersey in which the Company owns a majority interest. All properties in which the Company has investments are leased on a net basis except an industrial park in Monaca (Pittsburgh), Pennsylvania and the shopping center located in Somerset, New Jersey.

During fiscal 2016, the Company purchased eight industrial properties totaling approximately 1,830,000 square feet with net-leased terms ranging from ten to fifteen years resulting in a weighted average lease maturity of 12.3 years. Approximately 1,567,000 square feet, or 86%, is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation (FDX). The purchase price for the eight properties was approximately $210,747,000 and they are located in Colorado, Florida, Kansas, Kentucky, Louisiana, North Carolina, Pennsylvania and Washington. These eight properties generate annualized rental income over the life of their leases of approximately $14,076,000. The funds for these eight acquisitions were provided by eight property level mortgage loans totaling $141,586,000, draws on an unsecured line of credit facility and cash on hand. The eight mortgages have a weighted average interest rate of 3.85% and a weighted average maturity of 14.9 years.

Subsequent to the fiscal yearend, on October 17, 2016, the Company purchased a newly constructed 338,584 square foot industrial building located in Hamburg, NY, which is in the Buffalo Metropolitan Statistical Area (MSA). The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through March 2031. The purchase price was $35,100,000. The Company obtained a 15 year fully-amortizing mortgage loan of $23,500,000 at a fixed interest rate of 4.03%. Annual rental revenue over the remaining term of the lease averages approximately $2,308,000.

In addition, subsequent to the fiscal yearend, on October 1, 2016, a 50,741 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Edinburg, TX was substantially completed for a cost of approximately $4,988,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2021 through September 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $499,000 from approximately $598,000, or $5.27 per square foot, to approximately $1,097,000, or $6.68 per square foot.

On October 27, 2016, the Company sold its only vacant building, (which increased our occupancy rate from 99.6% to 100.0%), consisting of a 59,425 square foot industrial building situated on 4.78 acres located in White Bear Lake, MN for approximately $4,272,000, which is the Company’s approximate U.S. GAAP net book carrying value.

The industrial properties purchased, expanded and sold during fiscal 2017 to date increased our current total leasable square feet to approximately 16,340,000 and increased our occupancy rate to 100.0%.

In addition to the property purchased subsequent to the fiscal yearend, we have entered into agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed in Florida, Michigan, North Carolina, Ohio and South Carolina totaling approximately 2,099,000 square feet, each with net-leased terms ranging between ten to fifteen years with a weighted average lease maturity of 13.3 years. Approximately 1,267,000 square feet, or 60%, is leased to FDX and its subsidiaries. The purchase price for the eight properties is approximately $212,373,000. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these eight transactions during fiscal 2017 and fiscal 2018. In connection with five of the eight properties, the Company has entered into commitments to obtain five mortgages totaling $101,204,000 at fixed rates ranging from 3.60% to 4.20%, with a weighted average interest rate of 3.83%. Each of these mortgages will be a fifteen year, fully-amortizing loan. The Company may make additional acquisitions in fiscal 2017 and fiscal 2018, and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

Currently, the Company derives its income primarily from real estate rental operations. Rental and Reimbursement Revenue (excluding Lease Termination Income in fiscal 2016, 2015 and 2014 of $-0-, $238,625 and $1,182,890, respectively) was $94,916,110, $77,775,497 and $64,672,341 for the years ended September 30, 2016, 2015 and 2014, respectively. Total assets were $1,229,758,028 and $915,991,942 as of September 30, 2016 and 2015, respectively.

As of September 30, 2016, the Company had approximately 16,010,000 square feet of property, of which approximately 7,584,000 square feet, or 47%, consisting of fifty-three separate stand-alone leases, were leased to FDX and its subsidiaries, (6% to FDX and 41% to FDX subsidiaries). These properties are located in twenty-four different states. As of September 30, 2016, the only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries and Milwaukee Electric Tool Corporation, which leased approximately 862,000 square feet, comprising approximately 5% of the Company’s rental space.

During fiscal 2016, the only tenant that accounted for 5% or more of the Company’s rental and reimbursement revenue was FDX (including its subsidiaries). The Company’s rental and reimbursement revenue from FDX and its subsidiaries for the fiscal years ended September 30, 2016, 2015 and 2014, respectively, totaled approximately $52,793,000, $41,954,000 and $35,007,000, or 56% (7% from FDX and 49% from FDX subsidiaries), 54% (8% from FDX and 46% from FDX subsidiaries) and 54% (10% from FDX and 44% from FDX subsidiaries), of total rent and reimbursement revenues.

In addition to real estate property holdings, the Company held $73,604,894 in marketable REIT securities at September 30, 2016, representing 5.3% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance the Company’s diversification. As a result, the securities portfolio provides the Company with additional liquidity, diversification, income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

The Company’s weighted-average lease expiration was 7.4 and 7.2 years as of September 30, 2016 and 2015, respectively, and its average annualized rent per occupied square foot as of September 30, 2016 and 2015 was $5.72 and $5.48, respectively. The Company’s occupancy rate as of September 30, 2016 and 2015 was 99.6% and 97.7%, respectively. Subsequent to fiscal yearend, on October 27, 2016, the Company sold its only vacant building for $4,272,000 which increased our occupancy rate to 100.0%.

The Company competes with other investors in real estate for attractive investment opportunities. These investors include other equity real estate investment trusts, limited partnerships, syndications and private investors, among others. Competition in the market areas in which the Company operates is significant and affects the Company’s ability to acquire or expand properties, occupancy levels, rental rates, and operating expenses of certain properties. Management has built relationships with merchant builders which have historically provided the Company with investment opportunities that fit the Company’s investment policy. The amount of new construction of industrial properties on the national level has been increasing the past four years following several years of historically low levels of new supply. These levels of new supply, although increasing, continue to be below historical norms. Driven to a large extent by the rampant growth in ecommerce sales, demand for industrial space remains very strong, driving national occupancy rates to an all-time high of 95% currently. For further discussion of potential impact of competitive conditions on our business, see Item 1A: Risk Factors below.

The Company continues to invest in marketable securities of other REITs, which the Company generally limits to no more than approximately 10% of its undepreciated assets, (which is the Company’s total assets excluding accumulated depreciation). The Company from time to time may purchase these securities on margin when the dividend and interest yields exceed the cost of the funds. As of September 30, 2016 and 2015, there were no draws against the margin. The REIT securities portfolio, to the extent not pledged to secure borrowings, provides the Company with additional liquidity and additional income. Such securities are subject to risks arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and market price risk relating to equity securities. From time to time, the Company may use derivative instruments to mitigate interest rate risk, however, this has not occurred during any periods presented. At September 30, 2016 and 2015, the Company had $73,604,894 and $54,541,237, respectively, of securities available for sale. The unrealized net gain (loss) on securities available for sale at September 30, 2016 and 2015 was $12,942,267 and $(5,441,603), respectively, resulting in an increase for the fiscal year of $18,383,870. For the fiscal years ended September 30, 2016, 2015 and 2014, the Company’s net realized gains from the sale of securities were $4,398,599, $805,513 and $2,166,766, respectively.

On September 13, 2016, the Company issued 5,400,000 shares of a 6.125% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) at an offering price of $25.00 per share in an underwritten public offering. The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $130,543,000. On September 15, 2016, the Company used $45,000,000 of such net proceeds from the offering to reduce the amounts outstanding under its unsecured line of credit facility (the “Facility”) and on October 14, 2016, the Company used $53,493,750 of such net proceeds from the offering to redeem all of the 2,139,750 issued and outstanding shares of its 7.625% Series A Cumulative Redeemable Preferred Stock (7.625% Series A Preferred Stock). In addition, on October 14, 2016, the Company used $498,540 of such net proceeds from the offering to pay all dividends, accrued and unpaid, to and including the redemption date of the 7.625% Series A Preferred Stock. The Company intends to use the remaining proceeds to reduce the amounts outstanding under its Facility and to purchase properties and fund expansions of its existing properties in the ordinary course of business and for general corporate purposes.

On September 14, 2016, the Company announced that it intended to redeem all 2,139,750 issued and outstanding shares of its 7.625% Series A Preferred Stock. As discussed above, the Company redeemed the 7.625% Series A Preferred Stock on October 14, 2016 at a redemption price of $25.00 per share, plus all dividends accrued and unpaid to and including the redemption date, in an amount equal to $0.23299 per share. As of September 30, 2016, the outstanding 7.625% Series A Preferred Stock has been reclassified out of stockholder’s equity and is reflected as a liability at redemption value and has recognized a deemed dividend of $2,942,149 on the Company’s consolidated statement of income for the fiscal year ended September 30, 2016, which represents the difference between redemption value and carrying value net of original deferred issuance costs.

Investment and Other Policies

The Company’s investment policy is to concentrate its investments in well-located, modern, single tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. The Company’s strategy is to obtain a favorable yield spread between the income from the net-leased industrial properties and interest costs. In addition, management believes that investments in well-located, modern industrial properties provide a potential for long-term capital appreciation. There is the risk that, upon expiration of leases, the properties will become vacant or will be re-leased at lower rents. The results obtained by the Company by re-leasing the properties will depend on the market for industrial properties at that time. The Company has renewed all three leases, or 100% of the gross leasable area that was scheduled to expire during fiscal 2016 at an increase in the weighted average lease rate of 5.3% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 2.2% on a cash basis.

The Company seeks to invest in well-located, modern, single tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. In management’s opinion, the newly built facilities meet these criteria. The Company has a concentration of properties leased to FDX and FDX subsidiaries. This is a risk factor that shareholders should consider. FDX is a publicly-owned corporation and financial information related to FDX is available at the SEC’s website, www.sec.gov. The reference in this report to the SEC’s website is not intended to and does not include or incorporate by reference into this report the information on this website.

The Company may issue securities for property; however, this has not occurred to date. The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased or reacquired during fiscal 2016 and, as of September 30, 2016, the Company does not own any of its own shares.

Property Management

Currently, all ninety-nine properties owned by the Company, with the exception of two properties that are located in Streetsboro, Ohio and Carlstadt, New Jersey, are self-managed by the Company.

The Company paid fees directly to local property management subagents in the amount of $356,316, $306,487 and $264,811 for fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Until October 31, 2014, the Company’s two industrial properties in Olive Branch, Mississippi, were managed by Industrial Developments International (IDI). Management fees paid to IDI for the fiscal years ended September 30, 2016, 2015 and 2014 were $-0-, $8,274 and $49,476, respectively. These management fees were reimbursed to the Company by the tenants. Effective November 1, 2014, the Company began to self-manage these properties.

The Company’s industrial property in Streetsboro, Ohio is managed by GEIS Companies (GEIS). Management fees paid to GEIS for the fiscal years ended September 30, 2016, 2015 and 2014 were $50,082, $50,112 and $50,138, respectively. These management fees were reimbursed to the Company by the tenants.

The Company’s industrial property in Carlstadt, New Jersey is owned by Palmer Terrace Realty Associates, LLC. The Company owns 51% of Palmer Terrace Realty Associates, LLC. This property is managed by Marcus Associates, an entity affiliated with the owner of the 49% non-controlling interest. Management fees paid by Palmer Terrace Realty Associates, LLC to Marcus Associates were $15,804 for each of the fiscal years ended September 30, 2016, 2015 and 2014.

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

Contact Information

Additional information about the Company can be found on the Company’s website which is located at www.mreic.reit. Information contained on or hyperlinked from our Web site is not incorporated by reference into and should not be considered part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (SEC). The Company makes available, free of charge, on or through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can also read and copy any materials the Company files with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Segment Reporting & Financial Information

The Company’s primary business is the ownership and management of real estate properties. The Company invests in well-located, modern, single tenant, industrial buildings leased primarily to investment grade tenants or their subsidiaries on long-term net leases. The Company reviews operating and financial information for each property on an individual basis and, therefore, each property represents an individual operating segment. The Company evaluates financial performance using Net Operating Income (“NOI”) from property operations. NOI is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. The Company has aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated as industrial properties subject to long-term net leases primarily to investment grade tenants or their subsidiaries. For required financial information related to our operations and assets, please refer to our consolidated financial statements, including the notes thereto, included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report.

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

Other factors that may affect general economic conditions or local real estate conditions include but are not limited to:

●	population and demographic trends;

●	employment and personal income trends;

●	zoning, use and other regulatory restrictions;

●	income tax laws;

●	changes in interest rates and availability and costs of financing; and

●	competition from other available real estate.

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

Risks Associated with Our Properties

We may be unable to renew or extend leases or re-let space as leases expire. While we seek to invest in well-located, modern, single tenant, industrial buildings, leased to investment-grade tenants or their subsidiaries on long-term net leases, a number of our properties are subject to short-term leases. When a lease expires, a tenant may elect not to renew or extend it. We may not be able to re-let the property on similar terms, if we are able to re-let the property at all. The terms of renewal, extension or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable to us than the prior lease. If we are unable to re-let all or a substantial portion of our properties, or if the rental rates upon such re-letting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures and our ability to make expected distributions, may be adversely affected. We have established an annual budget for renovation and re-letting expenses that we believe is reasonable in light of each property’s operating history and local market characteristics. However, this budget may not be sufficient to cover these expenses.

Our business is substantially dependent on FedEx Corporation. FDX, together with its subsidiaries, is our largest tenant, consisting of fifty-three separate stand-alone leases located in twenty-four different states as of September 30, 2016. As of September 30, 2016, the Company had approximately 16,010,000 square feet of property, of which approximately 7,584,000 square feet, or 47%, were leased to FDX and its subsidiaries, (6% from FDX and 41% from FDX subsidiaries). Rental and reimbursement revenue from FDX and its subsidiaries is approximately 56% (7% from FDX and 49% from FDX subsidiaries) of total rental and reimbursement revenue for fiscal 2016. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for fiscal 2016. As a result of this concentration, our business, financial condition and results of operations, including the amount of cash available for distribution to our stockholders, could be adversely affected if we are unable to do business with FDX or FDX reduces its business with us or FDX and its subsidiaries were to become unable to make lease payments because of a downturn in its business or otherwise.

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

We may be unable to acquire properties on advantageous terms or acquisitions may not perform as we expect. We have acquired individual properties and intend to continue to do so. However, we may be unable to acquire any of the properties that we may identify as potential acquisition opportunities in the future. Our acquisition activities and their success are subject to the following risks:

●	when we are able to locate a desired property, competition from other real estate investors may significantly increase the purchase price;

●	acquired properties may fail to perform as expected;

●	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;

●	acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;

●	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected; and

●	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, to the seller. As a result, if a claim were asserted against us based upon ownership of those properties, we might have to pay substantial sums to resolve it, which could adversely affect our cash flow and financial condition.

Financing Risks

We face inherent risks associated with our debt incurrence. We finance a portion of our investments in properties and marketable securities through the incurrence of debt. We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. In addition, debt creates other risks, including:

●	rising interest rates on our variable rate debt;

●	inability to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

●	one or more lenders under our $200 million unsecured line of credit could refuse to fund their financing commitment to us or could fail, and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all;

●	refinancing terms that are less favorable than the terms of existing debt; and

●	inability to meet required payments of principal and/or interest.

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

Failure to make required distributions would subject us to additional tax. In order to qualify as a REIT, we must, among other requirements, distribute, each year, to our shareholders at least 90 percent of our taxable income, excluding net capital gains. To the extent that we satisfy the 90 percent distribution requirement, but distribute less than 100 percent of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4 percent nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of:

●	85 percent of our ordinary income for that year;

●	95 percent of our capital gain net earnings for that year; and

●	100 percent of our undistributed taxable income from prior years.

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

We may be adversely affected if we fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to shareholders in computing our taxable income and will be subject to federal income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, we might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. Furthermore, we would no longer be required to make any distributions to our shareholders as a condition to REIT qualification. Any distributions to shareholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions would be subject to a top federal income tax rate of 20% (and potentially a Medicare tax of 3.8%). Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

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

Our earnings are dependent, in part, upon the performance of our investment portfolio. As permitted by the Code, we invest in and own marketable securities of other REITs, which we generally limit to no more than approximately 10% of our undepreciated assets (which is our total assets excluding accumulated depreciation). To the extent that the value of those investments declines or those investments do not provide an attractive return, our earnings and cash flow could be adversely affected.

We are subject to restrictions that may impede our ability to effect a change in control. Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control. These provisions include the following:

●	Our charter provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a “staggered board.” By preventing common shareholders from voting on the election of more than one class of directors at any annual meeting of shareholders, this provision may have the effect of keeping the current members of our Board of Directors in control for a longer period of time than shareholders may desire.

●	Our charter generally limits any stockholder from acquiring more than 9.8% (in value or in number of shares, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock). While this provision is intended to assist us in qualifying as a REIT for federal income tax purposes, the ownership limit may also limit the opportunity for shareholders to receive a premium for their shares of common stock that might otherwise exist if an investor was attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.

●	The request of shareholders entitled to cast a majority of the votes entitled to be cast at such meeting is necessary for shareholders to call a special meeting. We also require advance notice from shareholders for the nomination of directors or proposals of business to be considered at a meeting of shareholders.

●	Our Board of Directors may authorize and cause us to issue securities without shareholder approval. Under our charter, our Board of Directors has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the Board of Directors may determine.

●	“Business combination” provisions that provide that, unless exempted, a Maryland corporation may not engage in certain business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested shareholder” or an affiliate of an interested shareholder for five years after the most recent date on which the interested shareholder became an interested shareholder, and thereafter unless specified criteria are met. An interested shareholder is defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question. In our charter, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with a related company, UMH Properties, Inc. (“UMH”), a Maryland corporation.

●	The duties of directors of a Maryland corporation do not require them to, among other things (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any shareholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act to exempt any person or transaction from the requirements of those provisions, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the shareholders in an acquisition.

We cannot assure you that we will be able to pay distributions regularly. Our ability to pay distributions in the future is dependent on our ability to operate profitably and to generate cash from our operations and the operations of our subsidiaries and is subject to limitations under our financing arrangements and Maryland law. Under the Maryland General Corporation Law, or the MGCL, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts became due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the charter permits otherwise, the amount that would be needed if the corporation were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. Accordingly, we cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future.

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

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our capital stock. Over the last several years, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks and debt securities to fluctuate substantially and the spreads on prospective debt financing to widen considerably. More recently, the financial crisis in Europe (including financial difficulties at several large European banks) has had a similar, although less pronounced, effect. Adding to the European credit crisis, in June 2016, voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union and has continued to have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may negatively affect our ability to acquire properties and otherwise pursue our investment strategy. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our investment strategy accordingly. These types of events in the stock and credit markets may make it more difficult or costly for us to raise capital through the issuance of the common stock, preferred stock or debt securities. The potential disruptions in the financial markets may have a material adverse effect on the market value of the common stock and preferred stock and the return we receive on our properties and investments, as well as other unknown adverse effects on us or the economy in general.

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

Dividends on our capital stock do not qualify for the reduced tax rates available for some dividends. Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect our taxation or the dividends payable by us, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive an investment in us to be relatively less attractive than an investment in the stock of a non-REIT corporation that pays dividends, which could materially and adversely affect the value of the shares of, and per share trading price of, our capital stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company operates as a REIT. Our portfolio is primarily comprised of real estate holdings, some of which have been long-term holdings carried on our financial statements at depreciated cost. We believe that their current market values exceed both the original cost and the depreciated cost.

The following table sets forth certain information concerning the Company’s real estate investments as of September 30, 2016:

					Mortgage
		Fiscal Year		Square	Balance
State	City (MSA)	Acquisition	Type	Footage	9/30/2016

AL	Huntsville	2005	Industrial	88,653	$795,594
AZ	Tolleson (Phoenix)	2003	Industrial	283,358	5,299,383
CO	Colorado Springs	2006	Industrial	68,370	1,329,709
CO	Colorado Springs	2016	Industrial	225,362	18,576,282
CO	Denver	2005	Industrial	69,865	1,059,646
CT	Newington (Hartford)	2001	Industrial	54,812	-0-
FL	Cocoa	2008	Industrial	144,138	5,063,864
FL	Davenport (Orlando)	2016	Industrial	310,922	26,400,000
FL	Ft. Myers	2003	Industrial	87,500	-0-
FL	Jacksonville (FDX)	1999	Industrial	95,883	1,384,194
FL	Jacksonville (FDX Ground)	2015	Industrial	297,579	18,453,112
FL	Lakeland	2006	Industrial	32,105	-0-
FL	Orlando	2008	Industrial	110,638	4,342,604
FL	Punta Gorda	2007	Industrial	34,624	1,990,764
FL	Tampa (FDX Ground)	2004	Industrial	170,779	6,633,049
FL	Tampa (FDX)	2006	Industrial	95,662	3,900,447
FL	Tampa (Tampa Bay Grand Prix)	2005	Industrial	68,385	-0-
GA	Augusta (FDX Ground)	2005	Industrial	59,358	774,093
GA	Augusta (FDX)	2006	Industrial	30,184	-0-
GA	Griffin (Atlanta)	2006	Industrial	218,120	-0-
IA	Urbandale (Des Moines)	1994	Industrial	36,270	-0-
IL	Burr Ridge (Chicago)	1997	Industrial	12,500	-0-
IL	Elgin (Chicago)	2002	Industrial	89,052	349,658
IL	Granite City (St. Louis, MO)	2001	Industrial	184,800	-0-
IL	Montgomery (Chicago)	2004	Industrial	171,200	-0-
IL	Rockford (B/E Aerospace, Inc.)	2015	Industrial	38,833	-0-
IL	Rockford (Sherwin-Williams Company)	2011	Industrial	66,387	-0-
IL	Sauget (St. Louis, MO)	2015	Industrial	198,773	9,701,419
IL	Schaumburg (Chicago)	1997	Industrial	73,500	-0-
IL	Wheeling (Chicago)	2003	Industrial	123,000	-0-
IN	Greenwood (Indianapolis)	2015	Industrial	671,354	22,760,488
IN	Indianapolis	2014	Industrial	327,822	12,289,676
KS	Edwardsville (Kansas City) (Carlisle Tire)	2003	Industrial	179,280	397,513
KS	Edwardsville (Kansas City) (International Paper)	2014	Industrial	280,000	10,648,115
KS	Olathe (Kansas City)	2016	Industrial	313,763	22,215,000
KS	Topeka	2009	Industrial	40,000	1,363,023
KY	Buckner (Louisville)	2014	Industrial	558,600	16,694,846
KY	Frankfort (Lexington)	2015	Industrial	599,840	18,352,289
KY	Louisville	2016	Industrial	137,500	7,288,891
LA	Covington (New Orleans)	2016	Industrial	175,315	12,468,713
MD	Beltsville (Washington, DC)	2001	Industrial	144,523	-0-
MI	Livonia (Detroit)	2013	Industrial	172,005	7,503,400
MI	Orion	2007	Industrial	245,633	8,580,058
MI	Romulus (Detroit)	1998	Industrial	71,933	-0-
MN	Stewartville (Rochester) (1)	2013	Industrial	60,398	2,612,978
MN	White Bear Lake (Minneapolis/St. Paul) (4)	2001	Industrial	59,425	-0-
MO	Kansas City (Bunzl Distribution Midcentral, Inc.)	2015	Industrial	158,417	6,958,091

		Fiscal Year		Square	Mortgage Balance
State	City (MSA)	Acquisition	Type	Footage	9/30/2016

MO	Kansas City (Kellogg Sales Company)	2007	Industrial	65,067	$2,241,680
MO	Liberty (Kansas City)	1998	Industrial	95,898	-0-
MO	O’Fallon (St. Louis)	1994	Industrial	102,135	-0-
MO	St. Joseph	2001	Industrial	382,880	-0-
MS	Olive Branch (Memphis, TN) (Anda)	2012	Industrial	234,660	8,750,368
MS	Olive Branch (Memphis, TN) (Milwaukee Tool)	2013	Industrial	861,889	25,000,000
MS	Richland (Jackson)	1994	Industrial	36,000	-0-
MS	Ridgeland (Jackson)	1993	Industrial	26,340	-0-
NC	Concord (Charlotte)	2016	Industrial	330,717	20,001,944
NC	Fayetteville	1997	Industrial	148,000	-0-
NC	Winston-Salem	2002	Industrial	106,507	-0-
NE	Omaha	1999	Industrial	89,115	-0-
NJ	Carlstadt (New York, NY) (2)	2001	Industrial	60,400	1,898,198
NJ	Somerset (3)	1970	Shopping Center	64,138	-0-
NY	Cheektowaga (Buffalo)	2000	Industrial	104,981	343,548
NY	Halfmoon (Albany)	2012	Industrial	75,000	3,786,098
NY	Orangeburg (New York)	1993	Industrial	50,400	-0-
OH	Bedford Heights (Cleveland)	2007	Industrial	82,269	2,685,791
OH	Cincinnati	2015	Industrial	63,840	-0-
OH	Lebanon (Cincinnati)	2012	Industrial	51,130	2,592,182
OH	Monroe (Cincinnati)	2015	Industrial	232,200	8,071,987
OH	Richfield (Cleveland)	2006	Industrial	131,152	3,078,731
OH	Streetsboro (Cleveland)	2012	Industrial	368,060	10,446,469
OH	West Chester Twp. (Cincinnati)	1999	Industrial	103,818	2,071,107
OK	Oklahoma City	2012	Industrial	158,340	4,401,832
OK	Tulsa	2014	Industrial	46,240	1,934,175
PA	Altoona (1)	2014	Industrial	122,522	4,017,147
PA	Imperial (Pittsburgh)	2016	Industrial	125,860	12,700,739
PA	Monaca (Pittsburgh)	1988	Industrial	255,658	-0-
SC	Ft. Mill (Charlotte, NC)	2010	Industrial	176,939	1,926,986
SC	Hanahan (Charleston) (SAIC)	2005	Industrial	302,400	5,605,514
SC	Hanahan (Charleston) (FDX Ground)	2005	Industrial	91,776	1,064,185
TN	Chattanooga	2007	Industrial	60,637	1,551,081
TN	Lebanon (Nashville)	2011	Industrial	381,240	7,659,116
TN	Memphis	2010	Industrial	449,900	6,667,886
TN	Shelby County	2007	Land	N/A	-0-
TX	Carrollton (Dallas)	2010	Industrial	184,317	7,960,781
TX	Corpus Christi	2012	Industrial	46,253	-0-
TX	Edinburg	2011	Industrial	113,582	-0-
TX	El Paso	2006	Industrial	144,149	3,259,726
TX	Fort Worth (Dallas)	2015	Industrial	304,608	23,431,093
TX	Houston	2010	Industrial	91,295	3,124,904
TX	Lindale (Tyler)	2015	Industrial	163,378	6,378,382
TX	Spring (Houston)	2014	Industrial	181,176	9,126,834
TX	Waco	2012	Industrial	150,710	4,799,919
VA	Charlottesville	1999	Industrial	48,064	-0-
VA	Mechanicsville (Richmond) (FDX)	2001	Industrial	112,799	-0-
VA	Richmond (United Technologies)	2004	Industrial	60,000	-0-
VA	Roanoke (CHEP)	2007	Industrial	83,000	2,519,243
VA	Roanoke (FDX Ground)	2013	Industrial	103,402	5,321,390
WA	Burlington (Seattle/Everett)	2016	Industrial	210,445	19,881,817
WI	Cudahy (Milwaukee)	2001	Industrial	139,564	-0-
WI	Green Bay (1)	2013	Industrial	99,102	3,260,401
				16,010,372	$483,748,153

(1)	One loan is secured by the properties located in Green Bay, WI, Stewartville, MN and Altoona, PA.
(2)	The Company owns a 51% controlling equity interest.
(3)	The Company has a 67% controlling equity interest.
(4)	The property was sold on October 27, 2016.

The following table sets forth certain information concerning the principal tenants and leases for the Company’s properties shown above as of September 30, 2016:

State	City (MSA)	Tenant	Annualized Rent	Lease Expiration

AL	Huntsville	FedEx Ground Package System, Inc.	$590,000	07/31/26	(1)
AZ	Tolleson (Phoenix)	Western Container Corp. (Coca-Cola)	1,346,000	04/30/27	(2)
CO	Colorado Springs	FedEx Ground Package System, Inc.	644,000	09/30/18
CO	Colorado Springs	FedEx Ground Package System, Inc.	1,832,000	01/31/26
CO	Denver	FedEx Ground Package System, Inc.	564,000	07/31/18
CT	Newington (Hartford)	Kellogg Sales Company	329,000	02/29/20	(2)
FL	Cocoa	FedEx Ground Package System, Inc.	1,112,000	09/30/24
FL	Davenport (Orlando)	FedEx Ground Package System, Inc.	2,604,000	04/30/31
FL	Ft. Myers	FedEx Ground Package System, Inc.	433,000	06/30/17	(2)
FL	Jacksonville	FedEx Corporation	518,000	05/31/19
FL	Jacksonville	FedEx Ground Package System, Inc.	1,992,000	12/31/29
FL	Lakeland	FedEx Corporation	155,000	11/30/17
FL	Orlando	FedEx Corporation	666,000	11/30/17
FL	Punta Gorda	FedEx Corporation	304,000	06/30/17	(3)
FL	Tampa	FedEx Ground Package System, Inc.	1,614,000	07/31/26	(4)
FL	Tampa	FedEx Corporation	603,000	09/30/17	(3)
FL	Tampa	Tampa Bay Grand Prix	289,000	09/30/20
GA	Augusta	FedEx Ground Package System, Inc.	453,000	06/30/18
GA	Augusta	FedEx Corporation	121,000	11/30/22
GA	Griffin (Atlanta)	Caterpillar Logistics Services, Inc.	1,169,000	11/30/16	(3)
IA	Urbandale (Des Moines)	Keystone Automotive Industries MN, Inc.	140,000	03/31/17	(3)
IL	Burr Ridge (Chicago)	Sherwin-Williams Company	160,000	10/31/21
IL	Elgin (Chicago)	Joseph T. Ryerson and Son, Inc.	506,000	01/31/20	(2)
IL	Granite City (St. Louis, MO)	Anheuser-Busch, Inc.	806,000	11/30/21	(2)
IL	Montgomery (Chicago)	Home Depot USA, Inc.	978,000	06/30/20
IL	Rockford	B/E Aerospace, Inc.	360,000	06/30/27
IL	Rockford	Sherwin-Williams Company	477,000	12/31/23
IL	Sauget (St. Louis, MO)	FedEx Ground Package System, Inc.	1,036,000	05/31/29
IL	Schaumburg (Chicago)	FedEx Corporation	483,000	03/31/27	(2)
IL	Wheeling (Chicago)	FedEx Ground Package System, Inc.	1,386,000	05/31/17	(3)
IN	Greenwood (Indianapolis)	ULTA, Inc.	2,651,000	07/31/25
IN	Indianapolis	FedEx Ground Package System, Inc.	1,533,000	04/30/24
KS	Edwardsville (Kansas City)	Carlisle Tire & Wheel Company	787,000	05/31/18
KS	Edwardsville (Kansas City)	International Paper Company	1,326,000	08/31/23
KS	Olathe (Kansas City)	FedEx Ground Package System, Inc.	2,196,000	05/31/31
KS	Topeka	The Coca-Cola Company	332,000	09/30/21
KY	Buckner (Louisville)	TreeHouse Private Brands, Inc.	2,166,000	10/31/33
KY	Frankfort (Lexington)	Jim Beam Brands Company	2,013,000	01/31/25
KY	Louisville	Challenger Lifts, Inc. (Snap-on Inc.)	835,000	06/07/26
LA	Covington (New Orleans)	FedEx Ground Package System, Inc.	1,258,000	06/30/25
MD	Beltsville (Washington, DC)	FedEx Ground Package System, Inc.	1,426,000	07/31/18
MI	Livonia (Detroit)	FedEx Ground Package System, Inc.	1,194,000	03/31/22
MI	Orion	FedEx Ground Package System, Inc.	1,908,000	06/30/23
MI	Romulus (Detroit)	FedEx Corporation	370,000	05/31/21
MN	Stewartville (Rochester)	FedEx Ground Package System, Inc.	372,000	05/30/23
MN	White Bear Lake (Minneapolis/St. Paul)	Vacant	-0-	N/A	(6)
MO	Kansas City	Bunzl Distribution Midcentral, Inc.	741,000	09/30/21
MO	Kansas City	Kellogg Sales Company	325,000	07/31/18
MO	Liberty (Kansas City)	Holland 1916 Inc.	341,000	06/30/19
MO	O’Fallon (St. Louis)	Pittsburgh Glass Works LLC	427,000	06/30/18	(7)
MO	St. Joseph	Woodstream Corporation	896,000	09/30/17	(3)(5)
MO	St. Joseph	Altec Industries, Inc.	349,000	02/28/18	(5)
MS	Olive Branch (Memphis, TN)	Anda Pharmaceuticals, Inc.	1,196,000	07/31/22
MS	Olive Branch (Memphis, TN)	Milwaukee Electric Tool Corporation	2,934,000	07/31/28	(8)
MS	Richland (Jackson)	FedEx Corporation	120,000	03/31/24
MS	Ridgeland (Jackson)	Graybar Electric Company	109,000	07/31/19	(9)
NC	Concord (Charlotte)	FedEx Ground Package System, Inc.	2,078,000	07/31/25
NC	Fayetteville	Victory Packaging L.P.	470,000	02/28/21

State	City (MSA)	Tenant	Annualized Rent	Lease Expiration

NC	Winston-Salem	Style Crest, Inc.	$361,000	03/31/21
NE	Omaha	FedEx Corporation	446,000	10/31/23
NJ	Carlstadt (New York, NY)	SOFIVE, Inc.	537,000	01/31/25	(10)
NJ	Somerset	Various Tenants at Retail Shopping Center	780,000	Various	(11)
NY	Cheektowaga (Buffalo)	FedEx Ground Package System, Inc.	966,000	08/31/19
NY	Halfmoon (Albany)	RGH Enterprises, Inc. (Cardinal Health)	596,000	11/30/21
NY	Orangeburg (New York)	Kellogg Sales Company	328,000	02/28/18
OH	Bedford Heights (Cleveland)	FedEx Corporation	408,000	08/31/18
OH	Cincinnati	The American Bottling Company (Dr Pepper Snapple)	477,000	09/30/29
OH	Lebanon (Cincinnati)	Siemens Real Estate	473,000	04/30/19
OH	Monroe (Cincinnati)	UGN, Inc.	1,050,000	02/28/30
OH	Richfield (Cleveland)	FedEx Ground Package System, Inc.	1,493,000	09/30/24
OH	Streetsboro (Cleveland)	Best Buy Warehousing Logistics, Inc.	1,641,000	01/31/22
OH	West Chester Twp. (Cincinnati)	FedEx Ground Package System, Inc.	532,000	08/31/23
OK	Oklahoma City	FedEx Ground Package System, Inc.	1,048,000	06/30/25
OK	Tulsa	The American Bottling Company (Dr Pepper Snapple)	257,000	02/28/24
PA	Altoona	FedEx Ground Package System, Inc.	651,000	08/31/23
PA	Imperial (Pittsburgh)	General Electric Company	1,311,000	12/31/25
PA	Monaca (Pittsburgh)	NF&M International, Inc.	832,000	12/31/24	(5)
PA	Monaca (Pittsburgh)	Datatel Resources Corporation	242,000	11/30/17	(2)(5)
SC	Ft. Mill (Charlotte, NC)	FedEx Ground Package System, Inc.	1,415,000	10/31/23
SC	Hanahan (Charleston)	Science Applications International Corporation	1,462,000	04/30/19
SC	Hanahan (Charleston)	FedEx Ground Package System, Inc.	675,000	07/31/18
TN	Chattanooga	FedEx Corporation	311,000	10/31/17
TN	Lebanon (Nashville)	CBOCS Distribution, Inc. (Cracker Barrel)	1,420,000	06/30/24
TN	Memphis	FedEx Supply Chain Services, Inc.	1,327,000	05/31/19
TN	Shelby County	N/A- Land	-0-	N/A
TX	Carrollton (Dallas)	United Technologies Corporation	1,576,000	01/11/19
TX	Corpus Christi	FedEx Ground Package System, Inc.	463,000	08/31/21
TX	Edinburg	FedEx Ground Package System, Inc.	598,000	09/30/21	(12)
TX	El Paso	FedEx Ground Package System, Inc.	1,345,000	09/30/23
TX	Fort Worth (Dallas)	FedEx Ground Package System, Inc.	2,362,000	04/30/30
TX	Houston	National Oilwell Varco, Inc.	746,000	09/30/22
TX	Lindale (Tyler)	FedEx Ground Package System, Inc.	725,000	06/30/24
TX	Spring (Houston)	FedEx Ground Package System, Inc.	1,581,000	09/30/24
TX	Waco	FedEx Ground Package System, Inc.	1,078,000	08/31/25
VA	Charlottesville	FedEx Corporation	329,000	08/31/17	(3)
VA	Mechanicsville (Richmond)	FedEx Corporation	541,000	04/30/23
VA	Richmond	United Technologies Corporation	319,000	11/30/18	(2)
VA	Roanoke	CHEP USA, Inc.	494,000	02/28/25	(13)
VA	Roanoke	FedEx Ground Package System, Inc.	755,000	04/30/23
WA	Burlington (Seattle/Everett)	FedEx Ground Package System, Inc.	1,962,000	08/31/30
WI	Cudahy (Milwaukee)	FedEx Ground Package System, Inc.	901,000	06/30/17	(3)
WI	Green Bay	FedEx Ground Package System, Inc.	468,000	05/30/23
			$91,305,000

(1)	On August 1, 2016, a 14,941 square foot expansion of the building was completed for a cost of approximately $1,925,000, resulting in a new 10 year lease which extended the prior lease expiration date from August 2022 through July 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $193,000 from approximately $412,000, or $5.59 per square foot, to approximately $605,000, or $6.82 per square foot.

(2)	Extension has been executed. See fiscal 2016 and fiscal 2017 renewal and extension chart.

(3)	Renewal is in discussion for leases expiring in fiscal 2017.

(4)	On August 1, 2016, a parking lot expansion for the property was completed for a cost of approximately $1,303,000, resulting in a new 10 year lease which extended the prior lease expiration from June 2024 through July 2026. In addition, the expansion resulted in an increase in annual rent effective from date of completion of approximately $131,000 from approximately $1,493,000, or $8.74 per square foot to approximately $1,624,000, or $9.51 per square foot.

(5)	Property is leased to two tenants.

(6)	The property was sold on October 27, 2016.

(7)	Lease has an early termination option which may be exercised after January 1, 2016 but before December 31, 2016, on the condition that the Company is provided with six months of notice and the tenant pays the Company a $213,462 termination fee. Additionally, the lease has an early termination option which may be exercised after January 1, 2017, on the condition that the Company is provided with six months of notice and the tenant pays the Company a $106,731 termination fee.

(8)	On July 29, 2016, a 246,434 square foot expansion was completed for a cost of approximately $9,785,000 resulting in a new 12 year lease which extended the original lease expiration date from April 2023 through July 2028 and increased the building size from 615,455 to 861,889 square feet. In addition, the expansion resulted in an initial increase in annual rent effective on the date of completion of approximately $847,000 from approximately $1,943,000, or $3.16 per square foot to approximately $2,790,000, or $3.24 per square foot. Furthermore, annual rent will increase each year by 1.5%.

(9)	Lease has an early termination option which may be exercised if tenant gives six months of notice at any time.

(10)	Estimated annual rent is the full annual rent per the lease. The Company consolidates the results of this property due to its 51% controlling equity interest.

(11)	The Company owns a 67% controlling equity interest. Estimated annual rent reflects the Company’s proportionate share of the total rent.

(12)	Not reflected above - On October 1, 2016, a 50,741 square foot expansion of the building was completed for a cost of approximately $4,988,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2021 through September 2026 and increased the building size from 113,582 to 164,323 square feet. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $499,000 from approximately $598,000, or $5.27 per square foot, to approximately $1,097,000, or $6.68 per square foot.

(13)	Lease has an early termination option which may be exercised after August 2021, on the condition that the Company is provided with six months of notice and the tenant pays the Company a $500,000 termination fee.

All improved properties were 100% occupied at September 30, 2016 except for one property consisting of a 59,425 square feet building situated on 4.78 acres located in White Bear Lake, MN. Subsequent to fiscal yearend, on October 27, 2016, the Company sold this property for $4,272,000 which increased our occupancy rate from 99.6% to 100.0%.

The Company’s weighted-average lease expiration was 7.4 and 7.2 years as of September 30, 2016 and 2015, respectively.

Our average occupancy rates as of the years ended September 30, 2016, 2015, 2014, 2013 and 2012 were 99.6%, 97.7%, 95.9%, 96.0% and 95.2%, respectively. The average effective annualized rent per square foot for the years ended September 30, 2016, 2015, 2014, 2013 and 2012 was $5.72, $5.48, $5.51, $5.53 and $5.62, respectively.

Completed expansions that have resulted in increased rents over the fiscal years ended September 30, 2015 and 2016

Ecommerce has been a major catalyst driving increased demand for the industrial property type, causing an ongoing shift from traditional brick and mortar retail shopping to shopping on-line. Due to the increased demand for industrial space, we have been experiencing an increase in expansion activity at our existing properties.

During December 2014, a 62,260 square foot expansion of a building leased to NF&M International, Inc. located in Monaca (Pittsburgh), PA was completed for a cost of approximately $4,503,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2018 through December 2024. In addition, the expansion resulted in an initial increase in annual rent effective January 1, 2015 from $381,805, or $3.39 per square foot, to $820,000, or $4.69 per square foot. Furthermore, annual rent will increase in year five of the lease effective January 1, 2020 to $841,600, or $4.81 per square foot, resulting in an annualized rent over the new ten year period of $830,800, or $4.75 per square foot.

During June 2015, a parking lot expansion of a building leased to FedEx Ground Package System, Inc. located in El Paso, TX was completed for a cost of approximately $2,472,000 resulting in an increase in annual rent effective July 1, 2015 from $1,045,610, or $7.25 per square foot to $1,345,289, or $9.33 per square foot. Prior to this parking lot expansion, during September 2013, a 51,765 square foot expansion of the building located at the same property was completed for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584, or $7.27 per square foot, to $1,045,610, or $7.25 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the prior lease expiration date from September 2015 through September 2023.

During June 2015, a 38,428 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Oklahoma City, OK was completed for a cost of approximately $3,332,000, resulting in a new 10 year lease which extended the prior lease expiration date from March 2022 through June 2025. In addition, the expansion resulted in an increase in annual rent effective August 1, 2015 from $712,532, or $5.94 per square foot, to $1,048,250, or $6.62 per square foot.

During August 2015, a 48,116 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Waco, TX was completed for a cost of approximately $4,125,000, resulting in a new 10 year lease which extended the prior lease expiration date from May 2022 through August 2025. In addition, the expansion resulted in an increase in annual rent effective August 15, 2015 from $659,324, or $6.43 per square foot, to $1,078,383, or $7.16 per square foot.

On July 29, 2016, a 246,434 square foot expansion of a building leased to Milwaukee Electric Tool Corporation (“Milwaukee Tool”) located in Olive Branch, MS, which is located in the Memphis, TN MSA, was completed for a cost of approximately $9,785,000. This resulted in a new 12 year lease which extended the original lease expiration date from April 2023 through July 2028 and increased the building size from 615,455 to 861,889 square feet. In addition, the expansion resulted in an initial increase in annual rent effective on the date of completion of approximately $847,000 from approximately $1,943,000, or $3.16 per square foot, to approximately $2,790,000, or $3.24 per square foot. Furthermore, annual rent will increase each year by 1.5% resulting in an annualized rent over the new twelve year period of approximately $3,020,000, or $3.50 per square foot. In September 2016, in connection with the expansion, the Company refinanced its prior 3.76% interest rate mortgage with its existing lender of this property. At the time of the refinancing, the prior amortizing loan was approximately $13,158,000 and was set to mature in January 2023. The new loan is a 12 year fully-amortizing mortgage of $25,000,000 and will mature in October 2028. The interest rate of the new loan remained the same as the prior loan at a fixed interest rate of 3.76%.

On August 1, 2016, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Tampa, FL was completed for a cost of approximately $1,303,000, resulting in a new 10 year lease which extended the prior lease expiration date from June 2024 through July 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $131,000 from approximately $1,493,000, or $8.74 per square foot to approximately $1,624,000, or $9.51 per square foot.

On August 1, 2016, a 14,941 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Huntsville, AL was completed for a cost of approximately $1,925,000, resulting in a new 10 year lease which extended the prior lease expiration date from August 2022 through July 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $193,000 from approximately $412,000, or $5.59 per square foot, to approximately $605,000 or $6.82 per square foot.

On October 1, 2016, a 50,741 square foot expansion of the building leased to FedEx Ground Package System, Inc. located in Edinburg, TX was completed for a cost of approximately $4,988,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2021 through September 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $499,000 from approximately $598,000, or $5.27 per square foot, to approximately $1,097,000, or $6.68 per square foot.

Fiscal 2016 renewals

Approximately 2% of the Company’s gross leasable area, consisting of three leases totaling 325,656 square feet, was scheduled to expire during fiscal 2016. The Company has renewed all three leases, resulting in a 100% tenant retention rate for fiscal 2016. The Company’s tenant retention rate in fiscal 2015 was also 100%. For two of the three leases that were scheduled to expire during fiscal 2016, the Company did not incur any tenant improvement costs or any leasing costs. For the other lease renewal, the Company incurred or expects to incur tenant improvement costs of approximately $210,000 and leasing costs of approximately $133,000. The table below summarizes the lease terms of the three leases which were renewed and includes both the tenant improvement costs and the leasing costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Monaca, PA	Datatel Resources	80,856	$2.87	$2.87	11/30/15	$3.00	$3.00	11/30/17	2.0	$-0-	$-0-
Granite City , IL	Anheuser- Busch, Inc.	184,800	4.16	4.32	5/31/16	4.36	4.10	11/30/21	5.5	0.21	0.13
Richmond, VA	United Technologies	60,000	4.99	5.24	5/31/16	5.33	5.24	11/30/18	2.5	-0-	-0-
	Total	325,656

Weighted Average			$3.99	$4.13		$4.20	$4.04		4.1	$0.16	$0.10

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

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

Fiscal 2017 renewals

In fiscal 2017, approximately 10% of our gross leasable area, representing thirteen leases totaling 1,539,526 square feet, is set to expire. As of the date of this Annual Report, five of the thirteen leases have renewed. One of the five leases, (which is with FedEx Ground Package System, Inc. for a property located in Ft. Myers, FL), has renewed for only eight months because the tenant plans to move its operations from our 87,500 square foot facility to a newly constructed facility, which is also located in Ft. Myers, FL. Once the construction is complete, the Company is under contract to purchase this new facility, consisting of approximately 213,500 square feet, subject to satisfactory completion of due diligence and other customary closing conditions and requirements. In addition, once the construction is complete, this brand new facility will be leased for 10 years. Excluding the eight month lease renewal at the Ft. Myers, FL location, the four leases that have renewed thus far represent 500,722 square feet, or 33% of the expiring square footage, and have a weighted average lease term of 8.0 years.

The Company has incurred or expects to incur tenant improvement costs of approximately $1,928,000 and leasing costs of approximately $587,000 in connection with four of the five lease renewals. The table below summarizes the lease terms of the five leases which were renewed and includes both the tenant improvement costs and the leasing costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Forme U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Ft. Myers, FL	FedEx Ground	87,500	$4.95	$4.95	10/31/16	$4.95	$4.95	6/30/17	0.7	$0.00	$0.00

Elgin, IL	Joseph T. Ryerson	89,052	$5.68	$5.68	1/31/17	$5.68	$5.68	1/31/20	3.0	$0.17	$0.17
Newington, CT	Kellogg Sales Co.	54,812	$6.00	$6.00	2/28/17	$6.00	$6.00	2/29/20	3.0	$0.30	$0.24
Schaumburg, IL	FedEx Express	73,500	$6.88	$7.00	3/31/17	$6.50	$6.50	3/31/27	10.0	$0.24	$0.13
Tolleson, AZ	Western Container	283,358	$4.33	$4.59	4/30/17	$4.78	$4.33	4/30/27	10.0	$0.58	$0.14
	Total (2)	500,722

Weighted Average (2)			$5.13	$5.29		$5.33	$5.07		8.0	$0.48	$0.15

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.
(2)	Total and Weighted Average amounts exclude the Ft. Myers, FL property.

Excluding the eight-month lease renewal at the Ft. Myers, FL location, the remaining four lease renewals results in a weighted average term of 8.0 years and a U.S. GAAP straight-line weighted average lease rate of $5.33 per square foot. The renewed weighted average initial cash rent per square foot is $5.07. This compares to the former weighted average rent of $5.13 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $5.29 per square foot, representing an increase in the weighted average lease rate of 3.9% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 4.2% on a cash basis. The eight remaining leases that are set to expire during fiscal 2017 are under discussion.

On September 30, 2016, the Company had a weighted average lease maturity of 7.4 years with weighted average gross annualized rent scheduled to expire each year of 8.0%.

The following table presents certain information as of September 30, 2016, with respect to the Company’s leases expiring over the future fiscal years ended September 30th:

Expiration of Fiscal Year Ended September 30th	Property Count	Total Area Expiring (square feet)	Annualized Rent $	Percent of Gross Annualized Rent %

Vacant (1)	1	59,425	$-0-	0%
Shopping Center (2)	1	64,138	780,000	1%
2017	9	1,038,804	6,161,000	7%
2018	15	1,324,159	7,760,000	8%
2019	9	1,370,849	7,091,000	8%
2020	4	383,449	2,102,000	2%
2021	7	684,692	3,335,000	4%
2022	7	1,138,320	6,339,000	7%
2023	10	1,302,007	8,019,000	9%
2024	11	1,743,587	10,579,000	12%
2025	9	2,404,478	11,989,000	13%
2026	5	748,154	6,182,000	7%
2027	3	395,691	2,189,000	2%
2028	1	861,889	2,934,000	3%
2029	2	262,613	1,513,000	2%
2030	4	1,044,832	7,366,000	8%
2031	2	624,685	4,800,000	5%
2033	1	558,600	2,166,000	2%
Total (3)	99	16,010,372	$91,305,000	100%

(1)	“Vacant” represents one property consisting of a 59,425 square foot building situated on 4.78 acres located in White Bear Lake, MN. Subsequent to fiscal yearend, on October 27, 2016, the Company sold its only vacant building for $4,272,000 which increased the occupancy rate to 100.0%.
(2)	“Shopping Center” represents a multi-tenanted property which has lease expirations ranging from month-to-month to 2029.
(3)	Included in 2018 is Datatel Resources and included in 2025 is NF&M International, which both occupy one property and therefore are counted as one property in the property count total. Included in 2017 is Woodstream Corporation and included in 2018 is Altec Industries, Inc., which both occupy one property and therefore are counted as one property in the property count total.

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

Fiscal 2016				Fiscal 2015
Market Price				Market Price
Fiscal Qtr.	High	Low	Distrib.	Fiscal Qtr.	High	Low	Distrib.

First	$10.72	$9.50	$0.16	First	$11.62	$10.10	$0.15
Second	12.03	9.63	0.16	Second	12.07	10.64	0.15
Third	13.26	11.22	0.16	Third	11.30	9.30	0.15
Fourth	14.92	13.15	0.16	Fourth	10.09	9.02	0.15
			$0.64				$0.60

On November 15, 2016, the closing price of our common stock was $13.24.

Shareholder Information

As of November 15, 2016, there were 1,359 shareholders of record who held shares of common stock of the Company.

Distributions and Dividends

On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. On October 3, 2016, the Company’s Board of Directors declared a cash dividend of $0.16 per share to be paid on December 15, 2016, to shareholders of record at the close of business on November 15, 2016. This represents an annualized dividend rate of $0.64 per share. The Company has maintained or increased its cash dividend for twenty-five consecutive years. The Company paid the distributions from cash flows from operations. The Company’s common stock dividend policy is dependent upon the Company’s earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. It is the Company’s intention to continue making comparable quarterly distributions in the future and to grow its distributions over time.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

On January 19, 2016, the Board of Directors reaffirmed its Share Repurchase Program (the Repurchase Program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company’s common stock. The Repurchase Program was originally created on March 3, 2009 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. As of September 30, 2016, the Company did not reacquire any of its shares of Common Stock. The maximum dollar value that may be purchased under the Repurchase Program as of September 30, 2016 is $10,000,000.

Equity Compensation Plan Information

The Company has a Stock Option and Stock Award Plan, adopted in 2007 and amended and restated in 2010 (the 2007 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock, including up to 100,000 shares of restricted stock awards in any one fiscal year. As of September 30, 2016, there were 444,878 shares available for grant as stock options or restricted stock under the 2007 Plan. During fiscal 2016, options to purchase 65,000 shares were granted with an exercise price of $10.37 and options to purchase 245,000 shares were exercised at a weighted average exercise price of $7.69 per share for total proceeds of $1,883,300. In addition, during fiscal 2016, 40,000 shares of restricted common stock were granted with a fair value on the grant date of $13.64 per share. See Note 9 in the Notes to the Consolidated Financial Statements included in this Form 10-K for a description of the plan. See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a table of beneficial ownership of the Company’s common stock.

The following table summarizes information, as of September 30, 2016, relating to the equity compensation plan of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (excluding Securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plan Approved by Security Holders	455,000	$9.46	444,878

Equity Compensation Plan not Approved by Security Holders	N/A	N/A	N/A

Total	455,000	$9.46	444,878

Comparative Stock Performance

The following line graph compares the total return of the Company’s common stock for the last five fiscal years to the FTSE NAREIT Composite Index (US), published by the National Association of Real Estate Investment Trusts (NAREIT), and the S&P 500 Index for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes listed below on September 30, 2011 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not indicative of future stock performance.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected financial and other information for the Company for the periods and as of the dates indicated. This table should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and all of the financial statements and notes thereto included elsewhere herein.

	September 30,
	2016	2015	2014	2013	2012
OPERATING DATA:
Rental and Reimbursement Revenue	$94,916,110	$77,775,497	$64,672,341	$54,607,086	$50,368,931
Real Estate Taxes and Operating Expenses	(14,729,300)	(12,490,019)	(11,317,479)	(9,228,610)	(8,832,027)
Net Operating Income - NOI	80,186,810	65,285,478	53,354,862	45,378,476	41,536,904
Lease Termination Income	-0-	238,625	1,182,890	690,730	3,222,283
Gain on Sale of Securities Transactions, net	4,398,599	805,513	2,166,766	7,133,252	6,044,065
Dividend and Interest Income	5,616,392	3,723,867	3,882,597	3,885,920	3,358,674
General & Administrative Expenses	(7,936,124)	(6,305,928)	(5,709,937)	(4,982,945)	(5,609,558)
Acquisition Costs	(730,441)	(1,546,088)	(481,880)	(514,699)	(667,799)
Interest Expense	(21,836,811)	(18,558,150)	(16,104,678)	(14,956,954)	(15,352,499)
Depreciation & Amortization Expense	(27,203,918)	(23,058,744)	(18,445,326)	(15,530,094)	(13,832,305)
Income from Continuing Operations	32,494,507	20,584,573	19,845,294	21,103,686	18,699,765
Gain on Sale of Real Estate Investment	-0-	5,021,242	-0-	-0-	-0-
Income (loss) from Discontinued Operations	-0-	-0-	-0-	291,560	(15,270)
Net Income	32,494,507	25,605,815	19,845,294	21,395,246	18,684,495
Preferred Dividends	(9,020,470)	(8,607,032)	(8,607,032)	(8,607,032)	(5,513,126)
Redemption of Preferred Stock	(2,942,149)	-0-	-0-	-0-	-0-
Net Income Attributable to Common Shareholders	$20,531,888	$16,998,783	$11,238,262	$12,788,214	$13,171,369
Income from Continuing Operations Per Share
Basic	$0.50	$0.43	$0.40	$0.49	$0.47
Diluted	0.50	0.43	0.40	0.49	0.47
Net Income Attributable to Common Shareholders Per Share
Basic	0.31	0.29	0.23	0.30	0.33
Diluted	0.31	0.29	0.23	0.30	0.33

BALANCE SHEET DATA:
Total Assets	$1,229,758,028	$915,991,942	$743,756,700	$617,240,866	$574,507,702
Real Estate Investments, Net	1,022,483,326	816,111,266	636,710,590	536,770,636	467,865,198
Mortgage Notes Payable	483,748,153	373,991,174	287,796,006	250,093,382	237,943,911
Loans Payable	80,790,684	85,041,386	25,200,000	22,200,000	5,200,000
Preferred Stock Called for Redemption	53,493,750	-0-	-0-	-0-	-0-
8% Subordinated Convertible Debentures	-0-	-0-	-0-	-0-	8,615,000
7.625% Series A Cumulative Redeemable Preferred Stock	-0-	53,493,750	53,493,750	53,493,750	53,493,750
7.875% Series B Cumulative Redeemable Preferred Stock	57,500,000	57,500,000	57,500,000	57,500,000	57,500,000
6.125% Series C Cumulative Redeemable Preferred Stock	135,000,000	-0-	-0-	-0-	-0-
Total Shareholders’ Equity	597,858,098	446,010,640	420,631,082	335,914,971	315,687,139

CASH FLOW DATA:
Net Cash Provided (Used) By:
Operating Activities	$54,699,500	$38,062,285	$34,856,285	$27,463,529	$26,808,821
Investing Activities	(227,845,089)	(194,469,735)	(131,809,697)	(60,373,084)	(80,640,038)
Financing Activities	256,821,188	148,006,698	105,023,561	20,663,209	72,105,267

	September 30,
OTHER INFORMATION:	2016	2015	2014	2013	2012

Average Number of Common Shares Outstanding
Basic	65,468,564	59,085,888	49,829,924	42,275,555	39,660,692
Diluted	65,558,284	59,201,296	49,925,036	42,432,354	39,819,621
Funds From Operations*	$46,598,043	$33,730,447	$29,000,443	$27,338,245	$26,459,005
Core Funds From Operations*	$50,270,633	$35,276,535	$29,482,323	$27,852,944	$27,126,804
Adjusted Funds From Operations*	$45,865,343	$33,976,958	$25,843,710	$19,521,972	$17,685,624
Cash Dividends per Common Share	$0.64	$0.60	$0.60	$0.60	$0.60

* We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO, excluding acquisition costs and costs associated with the Redemption of Preferred Stock. We define Adjusted Funds from Operations (AFFO) as Core FFO, excluding stock compensation expense, depreciation of corporate office tenant improvements, amortization of financing costs, lease termination income, net gain or loss on sale of securities transactions, U.S. GAAP straight-line rent adjustments, non-recurring other expenses and less recurring capital expenditures. We define recurring capital expenditures as all capital expenditures, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO, Core FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO, Core FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO, Core FFO and AFFO and, accordingly, our FFO, Core FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO, Core FFO and AFFO are significant components in understanding the Company’s financial performance.

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

The following is a reconciliation of the Company’s U.S. GAAP Net Income to the Company’s FFO, Core FFO and AFFO for the fiscal years ended September 30th :

	2016	2015	2014	2013	2012
Net Income Attributable to Common Shareholders	$20,531,888	$16,998,783	$11,238,262	$12,788,214	$13,171,369
Plus: Depreciation Expense (including Discontinued Operations & excluding Corporate Office)	23,931,530	19,625,748	15,908,769	12,877,385	11,471,070
Plus: Amortization of Intangible Assets	1,178,744	1,370,654	1,347,936	1,543,298	1,477,356
Plus: Amortization of Capitalized Lease Costs	955,881	756,504	505,476	475,142	330,990
(Gain) Loss on Sale of Depreciable Assets	-0-	(5,021,242)	-0-	(345,794)	8,220
FFO Attributable to Common Shareholders	46,598,043	33,730,447	29,000,443	27,338,245	26,459,005
Plus: Acquisition Costs	730,441	1,546,088	481,880	514,699	667,799
Plus: Redemption of Preferred Stock	2,942,149	-0-	-0-	-0-	-0-
Core FFO Attributable to Common Shareholders	50,270,633	35,276,535	29,482,323	27,852,944	27,126,804
Plus: Stock Compensation Expense	926,465	448,895	347,002	329,148	593,811
Plus: Depreciation of Corporate Office Tenant Improvements	123,492	79,572	-0-	-0-	-0-
Plus: Amortization of Financing Costs	1,116,238	1,286,016	725,745	647,112	630,969
Plus: Non-recurring Other Expense (1)	500,000	-0-	-0-	-0-	-0-
Less: Lease Termination Income	-0-	(238,625)	(1,182,890)	(690,730)	(3,222,283)
Less: Gain on Sale of Securities Transactions, net	(4,398,599)	(805,513)	(2,166,766)	(7,133,252)	(6,044,065)
Less: U.S. GAAP Straight-line Rent Adjustment	(1,709,821)	(1,446,264)	(600,745)	(943,785)	(553,474)
Less: Recurring Capital Expenditures	(963,065)	(623,658)	(760,959)	(539,465)	(846,138)
AFFO Attributable to Common Shareholders	$45,865,343	$33,976,958	$25,843,710	$19,521,972	$17,685,624

(1)	Consists of one-time payroll expenditures

.

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

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to the Company. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other risks, uncertainties and factors could cause the Company’s actual results to differ materially from those included in any forward-looking statements the Company makes. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for the Company to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from the Company’s expectations include, among others:

●	the ability of the Company’s tenants to make payments under their respective leases, its reliance on certain major tenants and the Company’s ability to re-lease properties that are currently vacant or that become vacant;

●	the Company’s ability to obtain suitable tenants for its properties;

●	changes in real estate market conditions, economic conditions in the industrial sector and the market in which the Company’s properties are located and general economic conditions;

●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;

●	the Company’s ability to acquire, finance and sell properties on attractive terms;

●	the Company’s ability to repay debt financing obligations;

●	the Company’s ability to refinance amounts outstanding under its mortgages and credit facilities at maturity on terms favorable to us, or at all;

●	the loss of any member of the Company’s management team;

●	the Company’s ability to comply with debt covenants;

●	the Company’s ability to integrate acquired properties and operations into existing operations;

●	continued availability of proceeds from issuances of the Company’s debt or equity securities;

●	the availability of other debt and equity financing alternatives;

●	market conditions affecting the Company’s investment in marketable securities of other REIT’s;

●	changes in interest rates under the Company’s current credit facility and under any additional variable rate debt arrangements that the Company may enter into in the future;

●	the Company’s ability to successfully implement the Company’s selective acquisition strategy;

●	the Company’s ability to maintain internal controls and procedures to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

●	changes in federal or state tax rules or regulations that could have adverse tax consequences;

●	declines in the market prices of the Company’s investment securities; and

●	the Company’s ability to qualify as a REIT for federal income tax purposes.

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

Overview

The Company is a self-administered and self-managed REIT. The Company seeks to invest in well-located, modern, single tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. At September 30, 2016, the Company held investments in ninety-nine properties totaling approximately 16,010,000 square feet. Total real estate investments were $1,171,313,495 at September 30, 2016. These properties are located in thirty states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. All of these properties are wholly-owned, with the exception of an industrial property in New Jersey, in which the Company owns a 51% controlling equity interest, and the shopping center in New Jersey, in which the Company holds a 67% controlling equity interest.

The Company’s weighted-average lease expiration was 7.4 and 7.2 years as of September 30, 2016 and 2015, respectively, and its average annualized rent per occupied square foot as of September 30, 2016 and 2015 was $5.72 and $5.48, respectively. At September 30, 2016 and 2015, the Company’s occupancy was 99.6% and 97.7%, respectively. Subsequent to fiscal yearend, on October 27, 2016, the Company sold its only vacant building for $4,272,000 which increased our occupancy rate to 100.0%. During fiscal 2016, the Company acquired eight industrial properties totaling approximately 1,830,000 square feet for approximately $210,747,000.

The Company has a concentration of properties leased to FedEx Corporation (FDX). As of September 30, 2016, the Company had approximately 16,010,000 square feet of property, of which approximately 7,584,000 square feet, or 47%, consisting of fifty-three separate stand-alone leases, were leased to FDX and its subsidiaries, (6% to FDX and 41% to FDX subsidiaries). These properties are located in twenty-four different states. The percentage of rental and reimbursement revenue from FDX and its subsidiaries was 56% for the year ended September 30, 2016, consisting of 7% leased to FDX and 49% leased to FDX subsidiaries. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for fiscal 2016.

In addition to real estate property holdings, the Company held $73,604,894 in marketable REIT securities at September 30, 2016, representing 5.3% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance the Company’s diversification. As a result, the securities portfolio provides the Company with additional liquidity, diversification, income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property. Rental and Reimbursement Revenue increased $17,140,613, or 22%, for the year ended September 30, 2016 as compared to the year ended September 30, 2015. Total expenses (excluding other income and expense) increased $7,368,782, or 17%, for the year ended September 30, 2016 as compared to the year ended September 30, 2015. The increases were due mainly to the revenue and expenses relating to the property acquisitions made during fiscal 2015 and 2016.

Net Operating Income from property operations (NOI) is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI increased $14,901,332, or 23%, for the fiscal year ended September 30, 2016 as compared to the fiscal year ended September 30, 2015 and increased $11,930,616, or 22%, for the fiscal year ended September 30, 2015 as compared to the fiscal year ended September 30, 2014. The increase from fiscal year 2015 to 2016 was due to the additional income related to eight industrial properties purchased during fiscal 2016 and the purchase of ten industrial properties during fiscal 2015. The increase from fiscal year 2014 to 2015 was due to the additional income related to ten industrial properties purchased during fiscal 2015.

The Company’s NOI for the fiscal years ended September 30, 2016, 2015 and 2014 is calculated as follows:

	2016	2015	2014

Rental Revenue	$81,592,429	$67,059,385	$55,512,165
Reimbursement Revenue	13,323,681	10,716,112	9,160,176
Total Rental and Reimbursement Revenue	94,916,110	77,775,497	64,672,341
Real Estate Taxes	(10,455,401)	(8,362,135)	(7,605,611)
Operating Expense	(4,273,899)	(4,127,884)	(3,711,868)
NOI	$80,186,810	$65,285,478	$53,354,862

For the fiscal years ended September 30, 2016, 2015 and 2014, gross revenue, which includes Rental Revenue, Reimbursement Revenue and Dividend and Interest Income totaled $100,532,502, $81,499,364 and $68,554,938, respectively.

Subsequent to the fiscal yearend, on October 17, 2016, the Company purchased a newly constructed 338,584 square foot industrial building located in Hamburg, NY, which is in the Buffalo MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through March 2031. The purchase price was $35,100,000. The Company obtained a 15 year fully-amortizing mortgage loan of $23,500,000 at a fixed interest rate of 4.03%. Annual rental revenue over the remaining term of the lease averages approximately $2,308,000.

In addition, subsequent to the fiscal yearend, on October 1, 2016, a 50,741 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Edinburg, TX was substantially completed for a cost of approximately $4,988,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2021 through September 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $499,000 from approximately $598,000, or $5.27 per square foot, to approximately $1,097,000, or $6.68 per square foot.

On October 27, 2016, the Company sold its only vacant building, (which increased our occupancy rate from 99.6% to 100.0%), consisting of a 59,425 square foot industrial building situated on 4.78 acres located in White Bear Lake, MN for approximately $4,272,000, which is the Company’s approximate U.S. GAAP net book carrying value.

The industrial properties purchased, expanded and sold during fiscal 2017 to date, increased our current total leasable square feet to approximately 16,340,000 and increased our occupancy rate to 100.0%.

In addition to the property purchased subsequent to the fiscal yearend, we have entered into agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed in Florida, Michigan, North Carolina, Ohio and South Carolina totaling approximately 2,099,000 square feet each with net-leased terms ranging between ten to fifteen years with a weighted average lease maturity of 13.3 years. Approximately 1,267,000 square feet, or 60%, is leased to FDX and its subsidiaries. The purchase price for the eight properties is approximately $212,373,000. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these eight transactions during fiscal 2017 and fiscal 2018. In connection with five of the eight properties, the Company has entered into commitments to obtain five mortgages totaling $101,204,000 at fixed rates ranging from 3.60% to 4.20%, with a weighted average interest rate of 3.83%. Each of these mortgages will be a fifteen year, fully-amortizing loan. The Company may make additional acquisitions in fiscal 2017 and fiscal 2018 and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

During the fiscal years ended September 30, 2016, 2015 and 2014, the Company completed fifteen expansions at thirteen of its locations, consisting of ten building expansions and five parking lot expansions. Two of the parking lot expansions included the purchase of additional land. The ten building expansions resulted in approximately 699,000 additional square feet. Total costs for all fifteen property expansions were approximately $52,474,000 and resulted in total increased annual rent of approximately $5,180,000. Fourteen completed expansions resulted in a new ten year lease extension for each property that was expanded and one completed expansion resulted in a new twelve year lease extension.

Revenues also include dividend and interest income and net realized gain on securities transactions. The Company holds a portfolio of marketable securities of other REITs with a fair value of $73,604,894 as of September 30, 2016, representing 5.3% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. The Company invests in REIT securities and, from time to time, may use margin debt when an adequate yield spread can be obtained. As of September 30, 2016 and 2015, there were no draws against the margin. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of September 30, 2016, the Company’s portfolio consisted primarily of 81% REIT common stocks and 19% REIT preferred stocks, all of which are listed on a national securities exchange. The Company’s weighted-average yield on the securities portfolio for fiscal 2016 was approximately 8.0%. Dividend and Interest income for fiscal 2016 was $5,616,392, and was $3,723,867 for fiscal 2015. During fiscal 2016, the Company realized $4,398,599 in gains on sales of securities transactions. The Company has unrealized gains of $12,942,267 in its REIT securities portfolio as of September 30, 2016. The dividends received from our securities investments continue to meet our expectations. The Company intends to hold these securities for investment on a long-term basis.

The Company had $95,749,508 in cash and cash equivalents and $73,604,894 in REIT securities as of September 30, 2016. The Company believes that funds generated from operations, the DRIP, the unsecured line of credit facility, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next several years.

The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP), in which participants can purchase stock from the Company at a price of approximately 95% of market value. Amounts received in connection with the DRIP, (including dividend reinvestments of $8,369,146, $8,489,169 and $7,624,528 for fiscal years ended 2016, 2015 and 2014, respectively), were $72,175,797, $48,404,556 and $38,090,334 for fiscal years ended 2016, 2015 and 2014, respectively.

Industrial space demand is very closely correlated to Gross Domestic Product (GDP) growth. Despite seven years of unprecedented monetary stimulus, real annual GDP growth has averaged less than 2.0% over this period. However, there has been significant demand for industrial space and national occupancy rates have continued to increase. The most significant demand driver for modern industrial real estate continues to be ecommerce. Every year, since the turn of the century, the percentage of goods purchased on-line has increased at a 15% annual growth rate. Today, approximately 10% of retail sales have migrated from traditional store sales to on-line sales. This favorable trend for the industrial real estate sector is expected to be a leading demand driver for the foreseeable future, as consumers continue to embrace the added efficiencies of on-line consumption. New home construction and sales of existing homes has also continued to strengthen. Housing demand typically translates into greater demand for warehouse space. Additionally, automotive sales remain at historic highs and low energy costs have resulted in increased domestic manufacturing. These catalysts have resulted in rising rental rates in most major industrial markets. The strong financial position of our tenants, together with the long duration of our leases, should enable the Company to continue to perform well despite the slow growth macro-economic environment.

The Company intends to continue to increase its real estate investments in fiscal 2017 and 2018 through acquisitions and expansions of properties. The growth of the real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties. Transaction costs, such as broker fees, transfer taxes, legal, valuation, and other professional fees related to acquisitions are expensed as incurred.

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

Real Estate Investments

The Company applies Financial Accounting Standards Board Accounting Standards Codification (ASC) 360-10, Property, Plant & Equipment (ASC 360-10) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that an other than temporary impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

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

The purchase price is further allocated to acquired above and below market leases based on the present value of the difference between prevailing market rates and the in-place lease rates over the remaining term. In addition, any remaining amounts of the purchase price are applied to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease. In-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenant, the tenant’s credit quality and expectations of lease renewals are also considered. Acquired above and below market leases are amortized to rental revenue over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles is amortized to amortization expense over the remaining lease term. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, deferred rent, and the in-place lease value is charged to expense when there is a signed termination agreement, all of the conditions of the termination agreement are met, the tenant is no longer occupying the property and the termination consideration, if any, is probable of collection.

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC Topic 360, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable.

The following are examples of such events or changes in circumstances that would indicate to management that there may be an impairment of a property:

●	A non-renewal of a lease and subsequent move out by the tenant;

●	A renewal of a lease at a significantly lower rent than a previous lease;

●	A significant decrease in the market value of a property;

●	A significant adverse change in the extent or manner in which a property is being used or in its physical condition;

●	A significant adverse change in legal factors or in the business climate that could affect the value of a property, including an adverse action or assessment by a regulator;

●	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a property;

●	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a property; or

●	A current expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

As part of our review of our property portfolio, we evaluated the one vacant industrial property in our portfolio and evaluate that the sum of the discounted cash flows expected for a potential lease of this property exceeded its historical net cost basis. Management considers on a quarterly basis whether the marketed rent (advertised) or the market rent has decreased or if any additional indicators are present which would indicate a significant decrease in net cash flows. Management typically will obtain an independent appraisal to assist in evaluating a potential impairment for a property that has been vacant for several years. We have also considered the properties which had lease renewals at rental rates lower than the previous rental rates and noted that the sum of the new discounted cash flows expected for the renewed leases exceeded these properties’ historical net cost basis. On October 27, 2016, the Company sold its only vacant building consisting of a 59,425 square foot industrial building situated on 4.78 acres located in White Bear Lake, MN for approximately $4,272,000, which is the Company’s approximate U.S. GAAP net book carrying value. As a result of this disposition, our occupancy increased from 99.6% to 100%.

The Company reviewed its operating properties in light of the requirements of ASC Topic 360-10 and determined that, as of September 30, 2016, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities, which the Company generally limits to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). Management individually reviews and evaluates our marketable securities for impairment on a quarterly basis, or when events or circumstances occur. Management considers, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position. If a decline in fair value is determined to be other than temporary, a non-cash impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the new cost basis.

The Company classifies its securities among three categories: Held-to-maturity, trading, and available-for-sale. The Company’s securities at September 30, 2016 and 2015 are all classified as available-for-sale and are carried at fair value based on quoted market prices. Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in net unrealized holding gains (losses) is reflected as comprehensive income (loss).

Revenue Recognition and Estimates

Rental revenue from tenants with leases having scheduled rental increases are recognized on a straight-line basis over the term of the lease. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred. The reimbursements are recognized and presented gross, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. These occupancy charges are recognized as earned. In addition, an estimate is made with respect to whether a provision for allowance for doubtful tenant and other receivables is necessary. The allowance for doubtful accounts reflects management’s estimate of the amounts of the recorded tenant and other receivables at the balance sheet date that will not be realized from cash receipts in subsequent periods. If cash receipts in subsequent periods vary from our estimates, or if the Company’s tenants’ financial condition deteriorates as a result of operating difficulties, additional changes to the allowance may be required. The Company did not have an allowance for doubtful accounts as of September 30, 2016 or 2015.

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

During the fiscal year ended September 30, 2015, the Company entered into a lease termination agreement with its tenant, Norton McNaughton of Squire, Inc. (Norton), whereby the Company received a lease termination fee of $238,625 in December 2014, terminating the lease effective January 31, 2015. Prior to the lease termination, Norton leased the Company’s 302,400 square foot building located in its Hanahan (Charleston), SC location through April 29, 2015 at an annualized rent of approximately $1,389,000, or $4.54 per square foot. Additionally, prior to the lease termination, Norton sub-leased the Company’s space to Science Applications International Corporation (SAIC). In conjunction with the lease termination, the Company simultaneously entered into a lease agreement for four years and three months with SAIC from February 1, 2015 through April 30, 2019 at an initial annualized rent of approximately $1,406,000, or $4.65 per square foot, with 2% increases each year.

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

Of the Company’s ninety-nine properties, only three leases, representing 1.3% of the Company’s gross leasable area, contain an early termination provision, which are as follows: the Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS, the Company’s lease with its tenant at its 83,000 square foot location in Roanoke, VA and the Company’s lease with its tenant at its 102,135 square foot location in O’Fallon (St. Louis), MO.

Results of Operations

Occupancy and Rent per Occupied Square Foot

The Company’s weighted-average lease expiration was 7.4 and 7.2 years as of September 30, 2016 and 2015, respectively, and its average annualized rent per occupied square foot as of September 30, 2016 and 2015 was $5.72 and $5.48, respectively. At September 30, 2016 and 2015, the Company’s occupancy was 99.6% and 97.7%, respectively.

All improved properties were 100% occupied at September 30, 2016 except for one property consisting of a 59,425 square feet building situated on 4.78 acres located in White Bear Lake, MN. Subsequent to fiscal yearend, on October 27, 2016, the Company sold its only vacant building for $4,272,000 which increased our occupancy rate to 100.0%.

Fiscal 2016 renewals

Approximately 2% of the Company’s gross leasable area, consisting of three leases totaling 325,656 square feet, was scheduled to expire during fiscal 2016. The Company has renewed all three leases, resulting in a 100% tenant retention rate for fiscal 2016. The Company’s tenant retention rate in fiscal 2015 was also 100%. For two of the three leases that were scheduled to expire during fiscal 2016, the Company did not incur any tenant improvement costs or any leasing costs. For the other lease renewal, the Company incurred or expects to incur tenant improvement costs of approximately $210,000 and leasing costs of approximately $133,000. The table below summarizes the lease terms of the three leases which were renewed and includes both the tenant improvement costs and the leasing costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Monaca, PA	Datatel Resources	80,856	$2.87	$2.87	11/30/15	$3.00	$3.00	11/30/17	2.0	$-0-	$-0-
Granite City, IL	Anheuser- Busch, Inc.	184,800	4.16	4.32	5/31/16	4.36	4.10	11/30/21	5.5	0.21	0.13
Richmond, VA	United Technologies	60,000	4.99	5.24	5/31/16	5.33	5.24	11/30/18	2.5	-0-	-0-
	Total	325,656

Weighted Average			$3.99	$4.13		$4.20	$4.04		4.1	$0.16	$0.10

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

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

Fiscal 2017 renewals

In fiscal 2017, approximately 10% of our gross leasable area, representing thirteen leases totaling 1,539,526 square feet, is set to expire. As of the date of this Annual Report, five of the thirteen leases have renewed. One of the five leases, (which is with FedEx Ground Package System, Inc. for a property located in Ft. Myers, FL), has renewed for only eight months because the tenant plans to move its operations from our 87,500 square foot facility to a newly constructed facility, which is also located in Ft. Myers, FL. Once the construction is complete, the Company is under contract to purchase this new facility, consisting of approximately 213,500 square feet, subject to satisfactory completion of due diligence and other customary closing conditions and requirements. In addition, once the construction is complete, this brand new facility will be leased for 10 years. Excluding the eight month lease renewal at the Ft. Myers, FL location, the four leases that have renewed thus far represent 500,722 square feet, or 33% of the expiring square footage, and have a weighted average lease term of 8.0 years.

The Company has incurred or expects to incur tenant improvement costs of approximately $1,928,000 and leasing costs of approximately $587,000 in connection with four of the five lease renewals. The table below summarizes the lease terms of the five leases which were renewed and includes both the tenant improvement costs and the leasing costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration		Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Ft. Myers, FL	FedEx Ground	87,500	$4.95	$4.95	10/31/16	$4.95	$4.95	6/30/17	0.7	$0.00	$0.00

Elgin, IL	Joseph T. Ryerson	89,052	$5.68	$5.68	1/31/17	$5.68	$5.68	1/31/20	3.0	$0.17	$0.17
Newington, CT	Kellogg Sales Co.	54,812	$6.00	$6.00	2/28/17	$6.00	$6.00	2/29/20	3.0	$0.30	$0.24
Schaumburg, IL	FedEx Express	73,500	$6.88	$7.00	3/31/17	$6.50	$6.50	3/31/27	10.0	$0.24	$0.13
Tolleson, AZ	Western Container	283,358	$4.33	$4.59	4/30/17	$4.78	$4.33	4/30/27	10.0	$0.58	$0.14
	Total (2)	500,722

Weighted Average (2)			$5.13	$5.29		$5.33	$5.07		8.0	$0.48	$0.15

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

(2)	Total and Weighted Average amounts exclude the Ft. Myers, FL property.

Excluding the eight-month lease renewal at the Ft. Myers, FL location, the remaining four lease renewals results in a weighted average term of 8.0 years and a U.S. GAAP straight-line weighted average lease rate of $5.33 per square foot. The renewed weighted average initial cash rent per square foot is $5.07. This compares to the former weighted average rent of $5.13 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $5.29 per square foot, representing an increase in the weighted average lease rate of 3.9% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 4.2% on a cash basis. The eight remaining leases that are set to expire during fiscal 2017 are under discussion.

Acquisitions and Expansions During Fiscal 2016

Acquisitions

On November 13, 2015, the Company purchased a newly constructed 330,717 square foot industrial building located in Concord, NC, which is in the Charlotte MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for ten years through July 2025. The purchase price was $31,975,897. The Company obtained a 15 year fully-amortizing mortgage of $20,780,000 at a fixed interest rate of 3.87%. Annual rental revenue over the remaining term of the lease averages approximately $2,078,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On December 2, 2015, the Company purchased a newly constructed 175,315 square foot industrial building located in Covington, LA, which is in the New Orleans MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for ten years through June 2025. The purchase price was $18,410,000. The Company obtained a 15 year fully-amortizing mortgage of $12,890,000 at a fixed interest rate of 4.08%. Annual rental revenue over the remaining term of the lease averages approximately $1,258,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On March 8, 2016, the Company purchased a newly constructed 125,860 square foot industrial building located in Imperial, PA, which is in the Pittsburgh MSA. The building is 100% net-leased to General Electric Company (GE) for ten years through December 2025. The purchase price was $20,032,864. The Company obtained a 14 year fully-amortizing mortgage of $13,000,000 at a fixed interest rate of 3.63%. Annual rental revenue over the remaining term of the lease averages approximately $1,311,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $82,864 to an Intangible Asset associated with the lease in-place.

On April 8, 2016, the Company purchased a newly constructed 210,445 square foot industrial building located in Burlington, WA, which is in the Seattle/Everett MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through August 2030. The purchase price was $30,662,080. The Company obtained a 15 year fully-amortizing mortgage of $20,221,000 at a fixed interest rate of 3.67%. Annual rental revenue over the remaining term of the lease averages approximately $1,962,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $451,400 to an Intangible Asset associated with the lease in-place.

On June 9, 2016, the Company purchased a newly constructed 225,362 square foot industrial building located in Colorado Springs, CO. The building is 100% net-leased to FedEx Ground Package System, Inc. for ten years through January 2026. The purchase price was $28,845,500. The Company obtained a 15 year fully-amortizing mortgage of $18,730,000 at a fixed interest rate of 3.90%. Annual rental revenue over the remaining term of the lease averages approximately $1,832,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $345,500 to an Intangible Asset associated with the lease in-place.

On June 30, 2016, the Company purchased a newly constructed 137,500 square foot industrial building located in Louisville, KY. The building is 100% net-leased to Challenger Lifts, Inc., a subsidiary of Snap-on Incorporated (“Snap-on”), for ten years through June 2026. The lease is guaranteed by Snap-on. The purchase price was $11,304,000. The Company obtained a 15 year fully-amortizing mortgage of $7,350,000 at a fixed interest rate of 3.74%. Annual rental revenue over the remaining term of the lease averages approximately $835,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On August 19, 2016, the Company purchased a newly constructed 310,922 square foot industrial building located in Davenport, FL, which is in the Orlando MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through April 2031. The purchase price was $37,780,000. The Company obtained a 15 year fully-amortizing mortgage loan of $26,400,000 at a fixed interest rate of 3.89%. Annual rental revenue over the remaining term of the lease averages approximately $2,604,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On August 26, 2016, the Company purchased a newly constructed 313,763 square foot industrial building located in Olathe, KS, which is in the Kansas City MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through May 2031. The purchase price was $31,737,000. The Company obtained a 15 year fully-amortizing mortgage loan of $22,215,000 at a fixed interest rate of 3.96%. Annual rental revenue over the remaining term of the lease averages approximately $2,196,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

Expansions

On July 29, 2016, a 246,434 square foot expansion of a building leased to Milwaukee Electric Tool Corporation (“Milwaukee Tool”) located in Olive Branch, MS, which is located in the Memphis, TN MSA, was completed for a cost of approximately $9,785,000. This resulted in a new 12 year lease which extended the original lease expiration date from April 2023 through July 2028 and increased the building size from 615,455 to 861,889 square feet. In addition, the expansion resulted in an initial increase in annual rent effective on the date of completion of approximately $847,000 from approximately $1,943,000, or $3.16 per square foot, to approximately $2,790,000, or $3.24 per square foot. Furthermore, annual rent will increase each year by 1.5% resulting in an annualized rent over the new twelve year period of approximately $3,020,000, or $3.50 per square foot. In September 2016, in connection with the expansion, the Company refinanced its prior 3.76% interest rate mortgage with its existing lender of this property. At the time of the refinancing, the prior amortizing loan was approximately $13,158,000 and was set to mature in January 2023. The new loan is a 12 year fully-amortizing mortgage of $25,000,000 and will mature in October 2028. The interest rate of the new loan remained the same as the prior loan at a fixed interest rate of 3.76%.

On August 1, 2016, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Tampa, FL was completed for a cost of approximately $1,303,000, resulting in a new 10 year lease which extended the prior lease expiration date from June 2024 through July 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $131,000 from approximately $1,493,000, or $8.74 per square foot to approximately $1,624,000, or $9.51 per square foot.

On August 1, 2016, a 14,941 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Huntsville, AL was completed for a cost of approximately $1,925,000, resulting in a new 10 year lease which extended the prior lease expiration date from August 2022 through July 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $193,000 from approximately $412,000, or $5.59 per square foot, to approximately $605,000 or $6.82 per square foot.

Comparison of Year Ended September 30, 2016 to Year Ended September 30, 2015

The following tables summarize the Company’s rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category. For the purposes of the following discussion, same properties are properties owned as of October 1, 2014 that have not been subsequently expanded or sold.

Acquired properties are properties that were acquired subsequent to September 30, 2014. Eighteen properties were acquired during fiscal 2016 and fiscal 2015. Acquired properties include the properties located in Lindale (Tyler), TX; Sauget (St. Louis, MO), IL; Rockford, IL; Kansas City, MO; Frankfort (Lexington), KY; Jacksonville, FL; Monroe (Cincinnati), OH; Greenwood (Indianapolis), IN; Fort Worth (Dallas), TX and Cincinnati, OH (all acquired in fiscal 2015) and Concord (Charlotte), NC; Covington (New Orleans), LA; Imperial (Pittsburgh), PA; Burlington (Seattle/Everett), WA; Colorado Springs, CO; Louisville, KY; Davenport (Orlando), FL and Olathe (Kansas City), KS (all acquired in fiscal 2016).

Seven property expansions were completed during fiscal 2016 and fiscal 2015. Expanded properties include the properties located in El Paso, TX; Huntsville, AL; Monaca (Pittsburgh), PA (NF&M); Oklahoma City, OK; Olive Branch (Memphis, TN), MS; Tampa, FL (FedEx Ground); and Waco, TX.

Sold property consists of one property located in Monroe, NC that was sold on September 18, 2015.

As of September 30, 2016 and 2015, the occupancy rates of the Company’s total property portfolio were 99.6% and 97.7%, respectively. Subsequent to fiscal yearend, on October 27, 2016, the Company sold its only vacant building for $4,272,000 which increased our occupancy rate to 100.0%.

Rental Revenues	2016	2015	$ Change	% Change

Same Properties	$52,789,077	$51,436,618	$1,352,459	3%
Acquired Properties	19,930,994	7,702,716	12,228,278	159%
Expanded Properties	8,872,358	7,378,811	1,493,547	20%
Sold Property	-0-	541,240	(541,240)	(100)%
Total	$81,592,429	$67,059,385	$14,533,044	22%

The increase in rental revenues is mainly due to the increase from the newly acquired properties and expanded properties. Rental revenue from same properties increased due to the increase in same properties occupancy which increased 280 basis points from 96.6% as of September 30, 2015 to 99.4% as of September 30, 2016. In addition, the rental revenue from same properties increased due to an increase in rental rates for the renewed leases as described in the lease renewals and extensions table during fiscal 2016.

Reimbursement Revenues	2016	2015	$ Change	% Change

Same Properties	$9,809,086	$8,432,694	$1,376,392	16%
Acquired Properties	1,860,929	419,056	1,441,873	344%
Expanded Properties	1,653,666	1,834,352	(180,686)	(10)%
Sold Property	-0-	30,010	(30,010)	(100)%
Total	$13,323,681	$10,716,112	$2,607,569	24%

Our single tenant properties are subject to net leases which require the tenants to absorb the real estate taxes, insurance and the majority of the repairs and maintenance. As such, the Company is reimbursed by the tenants for these expenses. Therefore, the total increase in reimbursement revenues is partially offset by the increase in real estate taxes, increase in insurance expense and increase in operating expenses. In addition, the increase in reimbursement revenues for same properties is partially due to the increase in same properties occupancy which enabled us to be reimbursed by our tenants for these expenses on properties that were previously vacant. Same properties occupancy increased 280 basis points from 96.6% as of September 30, 2015 to 99.4% as of September 30, 2016. The increase in reimbursement revenues is mainly due to increases in real estate taxes, insurance expenses and operating expenses from the newly acquired properties.

Real Estate Taxes	2016	2015	$ Change	% Change

Same Properties	$7,785,127	$6,756,066	$1,029,061	15%
Acquired Properties	1,302,240	203,630	1,098,610	540%
Expanded Properties	1,368,034	1,328,715	39,319	3%
Sold Property	-0-	73,724	(73,724)	(100)%
Total	$10,455,401	$8,362,135	$2,093,266	25%

The increase in real estate taxes is mainly due to the newly acquired properties as well as increased assessment values on expanded properties.

Operating Expenses	2016	2015	$ Change	% Change

Same Properties	$3,180,529	$3,410,422	$(229,893)	(7)%
Acquired Properties	656,576	265,964	390,612	147%
Expanded Properties	436,794	418,517	18,277	4%
Sold Property	-0-	32,981	(32,981)	(100)%
Total	$4,273,899	$4,127,884	$146,015	4%

The increase in operating expenses is mainly due to the newly acquired properties.

Net Operating Income (“NOI”)	2016	2015	$ Change	% Change

Same Properties	$51,632,507	$49,702,824	$1,929,683	4%
Acquired Properties	19,833,107	7,652,178	12,180,929	159%
Expanded Properties	8,721,196	7,465,931	1,255,265	17%
Sold Property	-0-	464,545	(464,545)	(100)%
Total	$80,186,810	$65,285,478	$14,901,332	23%

The increase in NOI is mainly due to the newly acquired properties and expanded properties.

Depreciation	2016	2015	$ Change	% Change

Same Properties	$15,404,749	$15,012,514	$392,235	3%
Acquired Properties	6,338,685	2,554,254	3,784,431	148%
Expanded Properties	2,311,588	2,007,934	303,654	15%
Sold Property	-0-	130,618	(130,618)	(100)%
Total	$24,055,022	$19,705,320	$4,349,702	22%

The increase in depreciation expense is mainly due to the newly acquired properties. Depreciation expense from same properties and expanded properties increased mainly due to additional tenant improvements being depreciated within fiscal 2016.

Interest Expense	2016	2015	$ Change	% Change

Same Properties	$10,928,101	$12,654,443	$(1,726,342)	(14)%
Acquired Properties	6,658,906	2,619,581	4,039,325	154%
Expanded Properties	1,618,910	1,753,903	(134,993)	(8)%
Sold Property	-0-	71,287	(71,287)	(100)%
Loans Payable	2,630,894	1,458,936	1,171,958	80%
Total	$21,836,811	$18,558,150	$3,278,661	18%

The increase in interest expense is mainly due to the acquisition of new properties. Interest expense for same properties decreased mainly due to the decrease in the outstanding balances of the mortgages and the reduction in the weighted average interest rate. The reduction in the outstanding mortgages balance is due to the payoff of four loans during fiscal 2016 totaling $14,739,654 and regularly scheduled principal amortization payments made during fiscal 2016. The weighted average interest rate on the Company’s fixed rate debt as of September 30, 2016 was 4.48% as compared to 4.85% as of September 30, 2015. Loans payable interest expense increased due to the higher weighted average Loans Payable balance maintained during fiscal 2016 as compared to fiscal 2015.

Acquisition Costs

Acquisition costs that were expensed in the Consolidated Statement of Income decreased $815,647, or 53% during fiscal 2016 as compared to fiscal 2015. Eight properties totaling approximately $210,747,000 were acquired during fiscal 2016 as compared to ten properties totaling approximately $191,985,000 that were acquired during fiscal 2015. The decrease in Acquisition Costs during fiscal 2016 was primarily due to a broker fee of approximately $373,600 incurred for the purchase of one acquisition acquired during fiscal 2015 and also due to the higher number of properties acquired during fiscal 2015 as compared to the number of properties purchased during fiscal 2016.

General and Administrative Expenses

General and administrative expenses increased $1,630,196, or 26%, during fiscal 2016 as compared to fiscal 2015. The increase in fiscal 2016 was partially due to a one-time $400,000 cash signing bonus granted to the President and Chief Executive Officer in accordance with his amended employment agreement during fiscal 2016 and due to a one-time $100,000 severance payment made to a former employee during fiscal 2016. Additionally, during fiscal 2016, the Founder and Chairman of the Board was granted a discretionary award of 40,000 shares of restricted stock which will vest in equal annual installments over the next five years and has a grant date fair value of $13.64 per share, for a total grant date fair value of $545,600. Since the Founder and Chairman of the Board is of retirement age, the entire fair value of the grant was fully expensed at grant date. Furthermore, the amended employment agreements for the Founder and Chairman of the Board, as well as for the President and Chief Executive Officer, each includes certain performance goals that, once met, entitle them to receive annual cash bonuses. Certain levels of each performance goal were met during fiscal 2016, resulting in $345,000 of bonuses being accrued and expensed as of September 30, 2016. The remaining increase was primarily due to an increase in all employees’ wage rates. General and administrative expenses, as a percentage of gross revenue, (which includes Rental Revenue, Reimbursement Revenue and Dividend and Interest Income), remains in-line, at 8% for fiscal years 2016 and 2015. General and administrative expenses, as a percentage of undepreciated assets, (which is the Company’s total assets excluding accumulated depreciation), remains in-line, at 58 basis points and 61 basis points for the fiscal years 2016 and 2015, respectively.

Amortization of Financing Costs

Amortization of financing costs decreased $169,778, or 13%, during fiscal 2016 as compared to fiscal 2015. During fiscal 2016, unamortized deferred loan costs were written off totaling $167,531 of which $160,124 was associated with one loan that was refinanced and $7,407 was associated with two loans that were paid off prior to maturity. This compares with unamortized deferred loan costs that were written off during fiscal 2015 totaling $479,674 of which $152,050 was associated with three loans that were repaid prior to maturity and $327,624 was associated with the repayment of the former line of credit facility prior to its maturity. The decrease in deferred loan costs written off in fiscal 2016 was partially offset by the increase in normal amortization expensed during fiscal 2016.

Dividend and Interest Income

Dividend and Interest Income increased $1,892,525, or 51%, during fiscal 2016 as compared to fiscal 2015. This is mainly due to the higher average carrying value of the REIT securities portfolio during the fiscal year ended September 30, 2016 compared to during the fiscal year September 30, 2015. The REIT securities portfolio weighted average yield for fiscal 2016 was approximately 8.0% as compared to 7.6% for fiscal 2015.

Gain on Sale of Real Estate Investment

Gain on sale of real estate investment for fiscal 2015 represents the gain recognized from the sale of the Company’s 160,000 square foot industrial building located in Monroe, NC for $9,000,000, with net sale proceeds to the Company of approximately $8,847,000. The property was sold to Charlotte Pipe and Foundry Company, the tenant that was leasing the property from the Company through July 31, 2017 at an annual rental rate of approximately $571,000. The Company purchased this property in 2001 and it had a historic cost basis of approximately $5,557,000 and a net book value (net of accumulated depreciation) of approximately $3,825,000. Under U.S. GAAP, the sale resulted in a realized gain of $5,021,242, representing a 131% gain over the depreciated U.S. GAAP basis and a realized gain on a historic cost of approximately $3,290,000, representing a 59% gain over the Company’s historic cost basis. There were no sales of real estate investments during fiscal 2016.

Realized Gain on Sales of Securities Transactions, net

Realized gain on sales of securities transactions, net consisted of the following:

	2016	2015

Gross realized gains	$4,403,724	$880,424
Gross realized losses	(5,125)	(74,911)
Total Realized Gain on Sales of Securities Transactions, net	$4,398,599	$805,513

The Company had an accumulated net unrealized gain on its securities portfolio of $12,942,267 as of September 30, 2016.

Comparison of Year Ended September 30, 2015 to Year Ended September 30, 2014

The following tables summarize the Company’s rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category. For the purposes of the following discussion, same properties are properties owned as of October 1, 2013 that have not been subsequently expanded or sold.

Acquired properties are properties that were acquired subsequent to September 30, 2013. Sixteen properties were acquired during fiscal 2015 and fiscal 2014. Acquired properties include the properties located in Buckner (Louisville), KY; Edwardsville (Kansas City), KS; Spring (Houston), TX; Altoona, PA; Tulsa, OK and Indianapolis, IN, (all acquired in fiscal 2014) and Lindale (Tyler), TX; Sauget (St. Louis, MO), IL; Rockford, IL; Kansas City, MO; Frankfort (Lexington), KY; Jacksonville, FL; Monroe (Cincinnati), OH; Greenwood (Indianapolis), IN; Fort Worth (Dallas), TX and Cincinnati, OH (all acquired in fiscal 2015).

Nine property expansions were completed during fiscal 2015 and fiscal 2014. Expanded properties include the properties located in Ft. Mill (Charlotte, NC), SC; Richfield (Cleveland), OH; El Paso, TX; Tampa, FL (FedEx Ground); Cocoa, FL, Monaca (Pittsburgh), PA (NF&M); Oklahoma City, OK and Waco, TX. In addition, the property located in Spring (Houston), TX was expanded, however its activity is included in Acquired properties.

Sold property consists of one property located in Monroe, NC that was sold on September 18, 2015.

As of September 30, 2015 and 2014, the occupancy rates of the Company’s total property portfolio were 97.7% and 95.9%, respectively.

Rental Revenues	2015	2014	$ Change	% Change

Same Properties	$42,414,601	$42,109,581	$305,020	1%
Acquired Properties	15,118,514	5,542,626	9,575,888	173%
Expanded Properties	8,985,030	7,766,625	1,218,405	16%
Sold Property	541,240	93,333	447,907	480%
Total	$67,059,385	$55,512,165	$11,547,220	21%

The increase in rental revenues is mainly due to the increase from the newly acquired properties and expanded properties. Rental revenue from same properties increased due to the increase in same properties occupancy which increased 160 basis points from 94.5% as of September 30, 2014 to 96.1% as of September 30, 2015. In addition, the rental revenue from same properties increased due to an increase in rental rates for the renewed leases as described in the lease renewals and extensions table during fiscal 2015. The rental revenue from the sold property increased because the property was vacant prior to August 2014.

Reimbursement Revenues	2015	2014	$ Change	% Change

Same Properties	$7,950,687	$7,366,341	$584,346	8%
Acquired Properties	960,793	183,274	777,519	424%
Expanded Properties	1,774,622	1,607,230	167,392	10%
Sold Property	30,010	3,331	26,679	801%
Total	$10,716,112	$9,160,176	$1,555,936	17%

Our single tenant properties are subject to net leases which require the tenants to absorb the real estate taxes, insurance and the majority of the repairs and maintenance. As such, the Company is reimbursed by the tenants for these expenses. Therefore, the total increase in reimbursement revenues is partially offset by the increase in real estate taxes, increase in insurance expense and increase in operating expenses. In addition, the increase in reimbursement revenues for same properties is partially due to the increase in same properties occupancy which enabled us to be reimbursed by our tenants for these expenses on properties that were previously vacant. Same properties occupancy increased 160 basis points from 94.5% as of September 30, 2014 to 96.1% as of September 30, 2015. The increase in reimbursement revenues is mainly due to increases in real estate taxes, insurance expenses and operating expenses from the newly acquired properties.

Real Estate Taxes	2015	2014	$ Change	% Change

Same Properties	$6,180,550	$6,164,615	$15,935	0%
Acquired Properties	667,355	99,470	567,885	571%
Expanded Properties	1,440,506	1,263,916	176,590	14%
Sold Property	73,724	77,610	(3,886)	(5)%
Total	$8,362,135	$7,605,611	$756,524	10%

The increase in real estate taxes is mainly due to the newly acquired properties as well as increased assessment values on expanded properties.

Operating Expenses	2015	2014	$ Change	% Change

Same Properties	$3,159,415	$3,027,025	$132,390	4%
Acquired Properties	426,706	123,855	302,851	245%
Expanded Properties	508,782	469,243	39,539	8%
Sold Property	32,981	91,745	(58,764)	(64)%
Total	$4,127,884	$3,711,868	$416,016	11%

The increase in operating expenses is mainly due to the newly acquired properties.

Net Operating Income (“NOI”)	2015	2014	$ Change	% Change

Same Properties	$41,025,323	$40,284,282	$741,041	2%
Acquired Properties	14,985,246	5,502,575	9,482,671	172%
Expanded Properties	8,810,364	7,640,696	1,169,668	15%
Sold Property	464,545	(72,691)	537,236	(739)%
Total	$65,285,478	$53,354,862	$11,930,616	22%

The increase in NOI is mainly due to the newly acquired properties and expanded properties.

Depreciation	2015	2014	$ Change	% Change

Same Properties	$12,467,619	$12,226,797	$240,822	2%
Acquired Properties	4,823,387	1,563,716	3,259,671	208%
Expanded Properties	2,283,696	1,988,244	295,452	15%
Sold Property	130,618	130,012	606	0%
Total	$19,705,320	$15,908,769	$3,796,551	24%

The increase in depreciation expense is mainly due to the newly acquired properties. Depreciation expense from same properties and expanded properties increased mainly due to additional tenant improvements being depreciated within fiscal 2015.

Interest Expense	2015	2014	$ Change	% Change

Same Properties	$10,183,806	$11,398,877	$(1,215,071)	(11)%
Acquired Properties	4,985,596	1,614,254	3,371,342	209%
Expanded Properties	1,858,525	2,009,346	(150,821)	(8)%
Sold Property	71,287	65,876	5,411	8%
Loans Payable	1,458,936	1,016,325	442,611	44%
Total	$18,558,150	$16,104,678	$2,453,472	15%

The increase in interest expense is mainly due to the acquisition of new properties. Interest expense for same properties decreased mainly due to the decrease in the outstanding balances of the mortgages and the reduction in the weighted average interest rate. The reduction in the outstanding mortgages balance is due to the payoff of five loans during fiscal 2015 totaling $11,176,087 and regularly scheduled principal amortization payments made during fiscal 2015. The weighted average interest rate on the Company’s fixed rate debt as of September 30, 2015 was 4.85% as compared to 5.24% as of September 30, 2014. Loans payable interest expense increased due to the higher weighted average Loans Payable balance maintained during fiscal 2015 as compared to fiscal 2014.

Acquisition Costs

Acquisition costs that were expensed in the Consolidated Statement of Income increased $1,064,208, or 221% during fiscal 2015 as compared to fiscal 2014. The increase is due to the increase in acquisitions during fiscal 2015. Ten properties totaling approximately $191,985,000 were acquired during fiscal 2015 as compared to six properties totaling approximately $97,807,000 that were acquired during fiscal 2014.

General and Administrative Expenses

General and administrative expenses increased $595,991, or 10%, during fiscal 2015 as compared to fiscal 2014. The increase is mainly due to an increase in compensation expense and additional personnel.

Amortization of Financing Costs

Amortization of financing costs increased $560,271, or 77%, during fiscal 2015 as compared to fiscal 2014. The increase is mainly due to the write off of the unamortized deferred loan costs totaling $479,674, of which $152,050 was associated with three loans that were repaid prior to maturity and $327,624 was associated with the repayment of the former line of credit facility prior to its maturity.

Dividend and Interest Income

Dividend and Interest Income for fiscal 2015 was $3,723,867 which is in-line with Dividend and Interest Income of $3,882,597 for fiscal 2014. This is mainly due to the relatively same average carrying value of the REIT securities portfolio during the fiscal year ended September 30, 2015 compared to during the fiscal year September 30, 2014. The REIT securities portfolio weighted average yield for fiscal 2015 was approximately 7.6% as compared to 7.4% for fiscal 2014.

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

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements.

Contractual Obligations

The following is a summary of the Company’s contractual obligations as of September 30, 2016:

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Mortgage Notes Payable	$483,748,153	$57,791,871	$91,344,821	$58,064,350	$276,547,111
Interest on Mortgage Notes Payable	124,269,946	20,485,724	32,655,248	25,349,490	45,779,484
Loans Payable	80,790,684	4,790,684	-0-	76,000,000	-0-
Interest on Loans Payable	7,614,201	1,959,801	3,769,600	1,884,800	-0-
Purchase of Properties	247,472,964	188,825,599	58,647,365	-0-	-0-
Expansions of Existing Properties	1,002,491	1,002,491	-0-	-0-	-0-
Retirement Benefits	700,000	50,000	100,000	50,000	500,000
Total	$945,598,439	$274,906,170	$186,517,034	$161,348,640	$322,826,595

Mortgage notes payable represents the principal amounts outstanding by scheduled maturity as of September 30, 2016. Interest is payable on these mortgages at fixed rates ranging from 3.45% to 7.60%, with a weighted average interest rate of 4.48%. As of September 30, 2016, the weighted average loan maturity of the mortgage notes payable is 10.5 years. This compares to a weighted average interest rate of 4.85% as of September 30, 2015 and a weighted average loan maturity of the mortgage notes payable of 9.0 years as of September 30, 2015. The above table does not include a fifteen year, fully-amortizing mortgage loan of $23,500,000 obtained in connection with the purchase of one property for $35,100,000 subsequent to the fiscal yearend at a fixed interest rate of 4.03%. In addition, the above table does not include commitments the Company has entered into to obtain five mortgage loans totaling $101,204,000 at fixed interest rates ranging from 3.60% to 4.20%, with a weighted average interest rate of 3.83%. Each of these five mortgage loan commitments are in connection with commitments to purchase five properties, currently under construction, totaling approximately $153,726,000. Each of these five mortgages will be a fifteen year, fully-amortizing loan.

Loans Payable represents a $2,284,633 term loan at an annual interest rate of 4.90%, which was paid in full on October 28, 2016, a $2,506,051 term loan at a variable annual interest rate of prime plus 0.75% with a floor of 4.50%, maturing on March 9, 2017, and the draw on our Facility of $76,000,000 as of September 30, 2016. The interest rate on the $2,506,051 term loan was 4.50% as of September 30, 2016.

On September 30, 2016, the Company entered into a first amendment to its existing $130,000,000 Facility to exercise its existing $70,000,000 accordion feature (the Amendment), increasing the Facility to $200,000,000. The Amendment also adds an additional $100,000,000 accordion feature, bringing the total potential availability up to $300,000,000, subject to certain conditions. In addition, the amendment extended the maturity date, which was set to mature in August 2019 to now mature in September 2020 and has a one-year extension option, at the option of the Company, subject to certain conditions. Availability under the Facility, through December 31, 2016, is limited to 70% of the value of the borrowing base properties, and is limited to 60% of the value of the borrowing base properties thereafter. The value of the borrowing base properties is determined by applying a 7.0% capitalization rate to the net operating income generated by the Company’s unencumbered, wholly-owned industrial properties. Borrowings under the Facility, up to the first 60% of the value of the borrowing base properties, will, at the Company’s election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company’s leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on the Company’s leverage ratio. The Company’s borrowings as of September 30, 2016 were less than 60% of the value of the borrowing base properties and based on the Company’s leverage ratio as of September 30, 2016, borrowings under the Facility bear interest at LIBOR plus 150 basis points which was at an interest rate of 2.03% as of September 30, 2016. As of September 30, 2016, $76,000,000 was drawn down.

The contractual obligation for interest on Loans Payable amount is determined using an interest rate of 4.50% for the $2,506,051 term loan, 4.90% for the $2,284,633 term loan and 2.03% on the $76,000,000 unsecured line of credit facility. In addition, the above table does not include the Company’s obligation under its available margin loan, for which no amount was outstanding as of September 30, 2016.

Purchase of properties represents commitments the Company has entered into to purchase nine industrial properties totaling approximately 2,438,000 square feet. One acquisition amounting to $35,100,000 and totaling approximately 339,000 square feet was completed subsequent to the fiscal yearend. The Company expects to close on the remaining eight properties amounting to approximately $212,373,000 and totaling approximately 2,099,000 square feet during the remainder of fiscal 2017 and 2018, subject to satisfactory completion of due diligence and other customary closing conditions and requirements.

Expansions of existing properties represents the remaining costs expected to be incurred as of September 30, 2016 in connection with a 50,741 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Edinburg, TX that was substantially completed on October 1, 2016 for a total project cost of approximately $4,988,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2021 through September 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $499,000 from approximately $598,000, or $5.27 per square foot, to approximately $1,097,000, or $6.68 per square foot.

Retirement Benefits of $700,000 represent the total future amount to be paid, on an undiscounted basis, relating to one executive officer, Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company. These benefits are based upon a specific employment agreement. The agreement does not require the Company to separately fund the obligation and therefore will be paid from the general assets of the Company. The Company has accrued these benefits on a present value basis over the term of the employment agreement.

Liquidity and Capital Resources

The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations. The Company’s shareholders’ equity increased from $446,010,640 as of September 30, 2015 to $597,858,098 as of September 30, 2016, due the issuance of 6,515,750 shares of common stock in the amount of $72,175,797 through the DRIP, stock compensation expense of $926,465, exercise of stock options consisting of 245,000 shares for total proceeds of $1,883,300, net income attributable to common shareholders of $20,531,888, the issuance of 5,400,000 shares issued in connection with an underwritten public offering of its 6.125% Series C Cumulative Redeemable Preferred Stock, net of offering costs in the amount of $130,543,422 and net change in unrealized gain on investments of $18,383,870. The increases were partially offset by payments of cash distributions paid to common shareholders of $42,034,183 and by the reclassification from shareholders’ equity to a liability of the Company’s 7.625% Series A Cumulative Redeemable Preferred Stock that was called for redemption and was redeemed on October 14, 2016 in the amount, net of redemption costs, of $50,563,101. See further discussion below.

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

The Company intends to operate its properties from the cash flows generated by the properties. However, the Company’s expenses are affected by various factors, including inflation. Increases in operating expenses are predominantly born by the tenant. To the extent that these increases cannot be passed on through rent reimbursements, these increases will reduce the amount of available cash flow which can adversely affect the market value of the property.

As of September 30, 2016, the Company had $95,749,508 in cash and cash equivalents and $73,604,894 in marketable securities subject to term loans of $4,790,684. In addition, as of September 30, 2016, the Company also had $124,000,000 available on its Facility. The Facility provides for up to $200,000,000 in available borrowings with a $100,000,000 accordion feature, bringing the total potential availability up to $300,000,000, subject to certain conditions.

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

As of September 30, 2016, the Company owned ninety-nine properties of which sixty-four are subject to mortgages. On August 27, 2015, the Company replaced its prior $60,000,000 unsecured revolving line of credit with the Facility. The Facility is syndicated with three banks led by BMO Capital Markets (“BMO”), as sole lead arranger, sole book runner, and Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (“J.P. Morgan”) and RBC Capital Markets (“RBC”) as co-syndication agents. The Facility provided for up to $130,000,000 in available borrowings with a $70,000,000 accordion feature, bringing the total potential availability up to $200,000,000, subject to certain conditions. The Facility was set to mature in August 2019 and had a one-year extension option, at the option of the Company. On September 30, 2016, the Company entered the Amendment pursuant to which the Company exercised the $70,000,000 accordion feature under the Facility, bringing the maximum availability under the Facility to $200,000,000, and amended the Facility to provide an additional $100,000,000 accordion feature, bringing the total potential availability up to $300,000,000, subject to certain conditions, including, without limitation, obtaining commitments from additional lenders. In addition, the Amendment extended the maturity date of the Facility from August 27, 2019 to September 30, 2020, with a one-year extension option, at the option of the Company, subject to certain conditions. Availability under the Facility, through December 31, 2016, is limited to 70% of the value of the borrowing base properties, and is limited to 60% of the value of the borrowing base properties thereafter. The value of the borrowing base properties is determined by applying a 7.0% capitalization rate to the net operating income generated by the Company’s unencumbered, wholly-owned industrial properties. Borrowings under the Facility, up to the first 60% of the value of the borrowing base properties, will, at the Company’s election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company’s leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on the Company’s leverage ratio. The Company’s borrowings as of September 30, 2016 were less than 60% of the value of the borrowing base properties, and based on the Company’s leverage ratio as of September 30, 2016, borrowings under the Facility bear interest at LIBOR plus 150 basis points which was at an interest rate of 2.03% as of September 30, 2016. As of September 30, 2016, $76,000,000 was drawn down under the Facility.

In addition, as of September 30, 2016, the Company had Loans Payable of $4,790,684, which consisted of a $2,506,051 term loan at a variable annual interest rate of prime plus 0.75% with a floor of 4.50%, maturing on March 9, 2017 which is secured by 500,000 shares of UMH common stock from The Bank of Princeton and a $2,284,633 term loan at an annual interest rate of 4.90% which is secured by 200,000 shares UMH 8.25% Series A preferred stock from Two River Community Bank. The Two River Community Bank term loan was paid in full on October 28, 2016.

The Company also uses margin loans from time to time for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. The interest rate charged on the margin loans is the bank’s margin rate and was 2.00% as of September 30, 2016 and 2015. The margin loans are due on demand and are collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 50%. At September 30, 2016 and 2015, there were no amounts outstanding under the margin loans.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages.

During fiscal 2016, the Company purchased eight industrial properties totaling approximately 1,830,000 square feet with net-leased terms ranging from ten to fifteen years, resulting in a weighted average lease maturity of 12.3 years. Approximately 1,567,000 square feet, or 86%, is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation (FDX). The purchase price for the eight properties was approximately $210,747,000 and they are located in Colorado, Florida, Kansas, Kentucky, Louisiana, North Carolina, Pennsylvania and Washington. These eight properties generate annualized rental income over the life of their leases of approximately $14,076,000. The funds for these eight acquisitions were provided by eight property level mortgage loans totaling $141,586,000, draws the Facility and cash on hand. The eight mortgages have a weighted average interest rate of 3.85% and a weighted average maturity of 14.9 years.

Subsequent to the fiscal yearend, on October 17, 2016, the Company purchased a newly constructed 338,584 square foot industrial building located in Hamburg, NY, which is in the Buffalo MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through March 2031. The purchase price was $35,100,000. The Company obtained a 15 year fully-amortizing mortgage loan of $23,500,000 at a fixed interest rate of 4.03%. Annual rental revenue over the remaining term of the lease averages approximately $2,308,000.

In addition, subsequent to the fiscal yearend, on October 1, 2016, a 50,741 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Edinburg, TX was substantially completed for a cost of approximately $4,988,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2021 through September 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $499,000 from approximately $598,000, or $5.27 per square foot, to approximately $1,097,000, or $6.68 per square foot.

On October 27, 2016, the Company sold its only vacant building (which increased our occupancy rate from 99.6% to 100.0%) consisting of a 59,425 square foot industrial building situated on 4.78 acres located in White Bear Lake, MN for approximately $4,272,000, which is the Company’s approximate U.S. GAAP net book carrying value.

The industrial properties purchased, expanded and sold during fiscal 2017 to date, increased our current total leasable square feet to approximately 16,340,000 and increased our occupancy rate to 100.0%.

In addition to the property purchased subsequent to the fiscal yearend, we have entered into agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed in Florida, Michigan, North Carolina, Ohio and South Carolina totaling approximately 2,099,000 square feet, each with net-leased terms ranging between ten to fifteen years with a weighted average lease maturity of 13.3 years. Approximately 1,267,000 square feet, or 60%, is leased to FDX and its subsidiaries. The purchase price for the eight properties is approximately $212,373,000. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these eight transactions during fiscal 2017 and fiscal 2018. In connection with five of the eight properties, the Company has entered into commitments to obtain five mortgages totaling $101,204,000 at fixed rates ranging from 3.60% to 4.20%, with a weighted average interest rate of 3.83%. Each of these mortgages will be a fifteen year, fully-amortizing loan. The Company may make additional acquisitions in fiscal 2017 and fiscal 2018 and the funds for these acquisitions may come from mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company also invests in marketable securities of other REITs as a proxy for real estate when more favorable risk adjusted returns are not available, for liquidity, and for additional income. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). The Company from time to time may purchase these securities on margin when there is an adequate yield spread. During fiscal 2016, the Company’s securities portfolio increased $19,063,657, due to the increase in the net unrealized gain of $18,383,870 and purchases of $19,055,956 offset by the sale of securities with a cost of $18,376,169. The Company recognized gains on sales of securities of $4,398,599 in addition to earning Dividend and Interest Income of $5,616,392 during fiscal 2016. There was no margin loan balance as of September 30, 2016 and 2015, respectively.

Cash flows provided by operating activities were $54,699,500, $38,062,285 and $34,856,285 for fiscal years ended September 30, 2016, 2015 and 2014, respectively. The increase in cash flows provided from operating activities from fiscal 2015 to fiscal 2016 and from fiscal 2014 to fiscal 2015 is due to the increased income generated from acquisitions of properties and expanded operations.

Cash flows used in investing activities were $227,845,089, $194,469,735 and $131,809,697 for fiscal years ended September 30, 2016, 2015 and 2014, respectively. Cash flows used in investing activities in fiscal 2016 increased as compared to 2015 due mainly to an increase in the purchase of real estate and capital and land site improvements. Cash flows used in investing activities in fiscal 2015 increased as compared to 2014 due mainly to an increase in purchase of real estate.

Cash flows provided by financing activities were $256,821,188, $148,006,698 and $105,023,561 for fiscal years ended September 30, 2016, 2015 and 2014, respectively. Cash flows from financing activities increased in fiscal 2016 as compared to 2015 due mainly to an increase in proceeds from mortgage loans in the amount of $44,412,942 and the proceeds from the issuance of 5,400,000 shares of 6.125% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) with net proceeds of $130,543,422. Cash flows from financing activities increased in fiscal 2015 as compared to 2014 due mainly to an increase in proceeds from mortgage loans in the amount of $59,268,058 and net draws on the line of credit facility of $60,000,000. In addition, the Company paid cash dividends (net of reinvestments), of $33,665,037, $27,032,958 and $21,906,902 for fiscal 2016, 2015 and 2014, respectively.

As of September 30, 2016, the Company had total assets of $1,229,758,028 and liabilities of $631,899,930. The Company’s total debt to total market capitalization as of September 30, 2016 and 2015 was approximately 34% and 39%, respectively. The Company’s net debt (net of cash and cash equivalents) to total market capitalization as of September 30, 2016 and 2015 was approximately 29% and 38%, respectively. The Company’s net debt, less securities (net of cash and cash equivalents and net of securities) to total market capitalization as of September 30, 2016 and 2015 was approximately 25% and 33%, respectively. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP), in which participants can purchase stock from the Company at a price of approximately 95% of market value. Amounts received in connection with the DRIP, (including dividend reinvestments of $8,369,146, $8,489,169 and $7,624,528 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively), were $72,175,797, $48,404,556 and $38,090,334 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

During fiscal 2016, the Company paid total distributions to holders of common stock of $42,034,183, or $0.64 per common share. Of the dividends paid, $8,369,146 was reinvested pursuant to the terms of the DRIP. On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. This represents an annualized dividend rate of $0.64 per share. The Company has maintained or increased its cash dividend for twenty-five consecutive years. The Company paid the distributions from cash flows from operations. Management anticipates maintaining the annual dividend rate of $0.64 per common share although no assurances can be given since various economic factors may reduce the amount of cash flow available to the Company for common dividends. All decisions with respect to the payment of dividends are made by the Company’s Board of Directors.

During fiscal 2016, the Company paid $8,607,032 in preferred stock dividends and accrued $413,438 of preferred stock dividends.

On September 13, 2016, the Company issued 5,400,000 shares of Series C Preferred Stock at an offering price of $25.00 per share in an underwritten public offering. The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $130,543,000. On September 15, 2016, the Company used $45,000,000 of such net proceeds from the offering to reduce the amounts outstanding under its Facility and on October 14, 2016, the Company used $53,493,750 of such net proceeds from the offering to redeem all of the 2,139,750 issued and outstanding shares of its 7.625% Series A Preferred Stock. In addition, on October 14, 2016, the Company used $498,540 of such net proceeds from the offering to pay all dividends, accrued and unpaid, to and including the redemption date of the 7.625% Series A Preferred Stock. The Company intends to use the remaining proceeds to reduce the amounts outstanding under its Facility and to purchase properties and fund expansions of its existing properties in the ordinary course of business and for general corporate purposes.

On September 14, 2016, the Company announced that it intended to redeem all 2,139,750 issued and outstanding shares of its 7.625% Series A Preferred Stock. As discussed above, the Company redeemed the 7.625% Series A Preferred Stock on October 14, 2016 at a redemption price of $25.00 per share, plus all dividends accrued and unpaid to and including the redemption date, in an amount equal to $0.23299 per share. As of September 30, 2016, the outstanding 7.625% Series A Preferred Stock has been reclassified out of stockholder's equity and is reflected as a liability at redemption value and the Company has recognized a deemed dividend of $2,942,149 on the Consolidated Statement of Income for the fiscal year ended September 30, 2016, which represents the difference between redemption value and carrying value net of original deferred issuance costs.

The Company is required to pay cumulative dividends on its 7.875% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock) in the amount of $1.96875 per share per year, which is equivalent to 7.875% of the $25.00 liquidation value per share. As of September 30, 2016, the Company has a total of 2,300,000 shares of Series B Preferred Stock outstanding, representing an aggregate liquidation preference of $57,500,000.

The Company is required to pay cumulative dividends on the Series C Preferred Stock in the amount of $1.53125 per share per year, which is equivalent to 6.125% of the $25.00 liquidation value per share. As of September 30, 2016, the Company has a total of 5,400,000 shares of Series C Preferred Stock outstanding, representing an aggregate liquidation preference of $135,000,000.

During the year ended September 30, 2016, stock options to purchase 245,000 shares were exercised at a weighted average exercise price of $7.69 per share for total proceeds of $1,883,300.

On an ongoing basis, the Company funds capital expenditures primarily to maintain its properties. These expenditures may also include expansions as requested by tenants, or various tenant improvements on properties which are re-tenanted. The amounts of these expenditures can vary from year to year depending on the age of the properties, tenant negotiations, market conditions and lease turnover.

During the fiscal years ended September 30, 2016, 2015 and 2014, the Company completed fifteen expansions at thirteen of its locations, consisting of ten building expansions and five parking lot expansions. Two of the parking lot expansions included the purchase of additional land. The ten building expansions resulted in approximately 699,000 additional square feet. Total costs for all fifteen property expansions were approximately $52,474,000 and resulted in total increased annual rent of approximately $5,180,000. Fourteen completed expansions resulted in a new ten year lease extension for each property that was expanded and one completed expansion resulted in a new twelve year lease extension. In addition, subsequent to the fiscal yearend, on October 1, 2016, a 50,741 square foot expansion of a building was completed for a cost of approximately $4,988,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2021 through September 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $499,000 from approximately $598,000, to approximately $1,097,000.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In March 2016, FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, which relates to the accounting for employee share-based payments. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured line of credit facility, margin loans and long-term debt used to maintain liquidity and fund capital expenditures and acquisitions of the Company’s real estate investment portfolio. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company matches its assets, which are properties secured by long-term leases, with its liabilities, which are long term fixed rate loans.

Approximately $486,033,000 of the Company’s long-term debt as of September 30, 2016 bears a fixed weighted average interest rate of 4.49%. Therefore, changes in market interest rates affect the fair value of these instruments. Based on the $76,000,000 drawn down on the Facility as of September 30, 2016, if market rates of interest on the Company’s variable rate debt increased or decreased by 1%, then the annual increase or decrease in interest costs on the Company’s variable rate debt would be approximately $760,000 and the increase or decrease in the fair value of the Company’s fixed rate debt as of September 30, 2016 would be approximately $19,000,000.

The following table sets forth information as of September 30, 2016, concerning the Company’s long-term debt obligations, including principal payments by scheduled maturity, weighted average interest rates and estimated fair value:

	Mortgage Notes Payable			Loans Payable
		Weighted			Weighted
Fiscal Year		Average			Average
Ending September 30,	Carrying Value	Interest Rate	Fair Value	Carrying Value	Interest Rate	Fair Value

2017	$28,574,458	6.41%		$4,790,684	4.69%
2018	16,448,460	6.01%		-0-
2019	21,226,951	6.64%		-0-
2020	5,620,505	6.13%		76,000,000	2.03%
2021	2,692,733	5.96%		-0-
Thereafter	409,185,046	4.14%		-0-
Total	$483,748,153	4.48%	$493,675,000	$80,790,684	2.19%	$80,800,000

On August 27, 2015, the Company replaced its prior $60,000,000 unsecured revolving line of credit with the Facility. The Facility is syndicated with three banks led by BMO, as sole lead arranger, sole book runner, and Bank of Montreal as administrative agent, and includes J.P. Morgan and RBC as co-syndication agents. The Facility provided for up to $130,000,000 in available borrowings with a $70,000,000 accordion feature, bringing the total potential availability up to $200,000,000, subject to certain conditions. The Facility was set to mature in August 2019 and had a one-year extension option, at the option of the Company. On September 30, 2016, the Company entered into the Amendment, pursuant to which the Company exercised the $70,000,000 accordion feature under the Facility, bringing the maximum availability under the Facility to $200,000,000, and amended the Facility to provide an additional $100,000,000 accordion feature, bringing the total potential availability up to $300,000,000, subject to certain conditions, without limitation, obtaining commitments from additional lenders. In addition, the Amendment extended the maturity date of the Facility from August 27, 2019 to September 30, 2020, with a one-year extension option, at the option of the Company. Availability under the Facility, through December 31, 2016, is limited to 70% of the value of the borrowing base properties, and is limited to 60% of the value of the borrowing base properties thereafter. The value of the borrowing base properties is determined by applying a 7.0% capitalization rate to the net operating income generated by the Company’s unencumbered, wholly-owned industrial properties. Borrowings under the Facility, up to the first 60% of the value of the borrowing base properties, will, at the Company’s election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company’s leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on the Company’s leverage ratio. The Company’s current borrowings are less than 60% of the value of the borrowing base properties and based on the Company’s current leverage ratio, borrowings under the Facility bear interest at LIBOR plus 150 basis points which was at an interest rate of 2.03% as of September 30, 2016. As of September 30, 2016, $76,000,000 was drawn down under the Facility.

As of September 30, 2016, the Company had two loans totaling $4,790,684 consisting of a $2,284,633 term loan, (which was paid in full on October 28, 2016) at an annual interest rate of 4.90% and a $2,506,051 term loan maturing on March 9, 2017. Interest on this variable rate term loan accrues at prime plus 0.75% with a floor of 4.50% and the interest rate at September 30, 2016 was 4.50%.

The Company also invests in marketable securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). All securities are classified as available for sale and are carried at fair value.

The Company obtains margin loans from time to time, which are secured by its marketable securities. There was no balance outstanding on the margin loan as of September 30, 2016 and 2015. The interest rate on the margin account is the bank’s margin rate and was 2.00% as of September 30, 2016 and 2015. In general, the Company may borrow up to 50% of the value of the marketable securities. The value of the marketable securities was $73,604,894 as of September 30, 2016, representing 5.3% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Part IV, Item 15 (a) (1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2016	12/31/15	3/31/16	6/30/16	9/30/16

Rental and Reimbursement Revenue	$22,259,362	$22,966,838	$24,113,999	$25,575,911
Total Expenses	11,167,093	12,537,914	11,835,546	13,942,992
Other Income (Expense)	(4,153,614)	(3,296,977)	(4,047,158)	(1,440,309)
Net Income	6,938,655	7,131,947	8,231,295	10,192,610
Net Income Attributable to Common Shareholders	4,786,897	4,980,189	6,079,537	4,685,265
Net Income Attributable to Common Shareholders per diluted share	$0.08	$0.08	$0.09	$0.07

FISCAL 2015	12/31/14	3/31/15	6/30/15	9/30/15

Rental and Reimbursement Revenue	$17,677,530	$18,858,596	$20,672,282	$20,567,089
Lease Termination Income	238,625	-0-	-0-	-0-
Total Expenses	9,582,908	10,305,673	11,351,102	10,875,080
Other Income (Expense)	(2,909,595)	(3,734,243)	(4,145,322)	(4,525,626)
Gain on Sale of Real Estate Investment	-0-	-0-	-0-	5,021,242
Net Income	5,423,652	4,818,680	5,175,858	10,187,625
Net Income Attributable to Common Shareholders	3,271,894	2,666,922	3,024,100	8,035,867
Net Income Attributable to Common Shareholders per diluted share	$0.06	$0.04	$0.05	$0.14

Certain amounts in the Selected Quarterly Financial Data for the prior quarters have been reclassified to conform to the financial statement presentation for the current year.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended September 30, 2016 and 2015.

ITEM 9A- CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management assessed the Company’s internal control over financial reporting as of September 30, 2016. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016.

PKF O’Connor Davies, LLP, the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting, a copy of which is included herein.

(c) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited Monmouth Real Estate Investment Corporation’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal ControlIntegrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Monmouth Real Estate Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monmouth Real Estate Investment Corporation maintained in all material respects, effective internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by COSO (2013 framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monmouth Real Estate Investment Corporation as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2016 and our report dated November 25, 2016 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies, LLP
New York, New York
November 25, 2016

(d) Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting during the Company’s fourth fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the Directors and Executive Officers of the Company as of September 30, 2016:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Anna T. Chew	58	Director. Interim Chief Financial Officer (March 2012 to July 2012). Chief Financial Officer (1991 to 2010). For UMH Properties, Inc., a related company, Vice President and Chief Financial Officer (1995 to present) and Director (1995 to present). Ms. Chew is a Certified Public Accountant. Ms. Chew’s extensive public accounting, finance and real estate industry experience is the primary reason, among others, why Ms. Chew was selected to serve on our Board.	2007	I

Daniel D. ronheim	62

Director. Attorney at Law (1979 to present). Certified Property Manager (2010 to present). President (2000 to present) of David Cronheim Mortgage Company, a privately-owned real estate investment banker. Executive Vice President (1997 to present) of Cronheim Management Services, Inc., a real estate management firm. Executive Vice President (1989 to present) and General Counsel (1983 to present) of David Cronheim Company, a real estate brokerage firm. Executive Committee (2012 to present), Secretary-Treasurer (2013 to 2015), Vice-President (2015 to 2016) and President (2016 to present) of The Institute of Real Estate Management (IREM) Chapter One (New Jersey). Member and instructor (2014 to present) of the New Jersey State Bar Association Land Use Committee. Member (1986 to 1993) and Chairman (1994 to present) of Borough of Watchung Zoning Board. Mr. Cronheim’s extensive experience in real estate management and the mortgage industry is the primary reason, among others, why Mr. Cronheim was selected to serve on our Board.

			1989	I

Catherine B. Elflein	55	Independent Director (2). Certified Public Accountant. Senior Director – Risk Management (2006 to present) at Celgene Corporation, a biopharmaceutical company; Controller of Captive Insurance Companies (2004 to 2006) and Director – Treasury Operations (1998 to 2004) at Celanese Corporation. Ms. Elflein’s extensive experience in accounting, finance and risk management is the primary reason, among others, why Ms. Elflein was selected to serve on our Board.	2007	III

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Brian H. Haimm	47	Independent Director (2). Chief Financial Officer and Chief Operating Officer (2006 to present) of Ascend Capital, a private equity firm. Mr. Haimm’s extensive experience in accounting, finance and the real estate industry is the primary reason, among others, why Mr. Haimm was selected to serve on our Board.	2013	II

Neal Herstik	57	Independent Director (2). Attorney at Law, Gross, Truss & Herstik, PC (1997 to present). Mr. Herstik’s extensive legal experience and experience in the real estate industry is the primary reason, among others, why Mr. Herstik was selected to serve on our Board.	2004	II

Matthew I. Hirsch	57	Independent Director (2). Attorney at Law (1985 to present) Law Office of Matthew I. Hirsch; Adjunct Professor of Law, Delaware Law School of Widener University (1993 to present). For UMH Properties, Inc., a related company, Director (2013 to present). Mr. Hirsch’s experience with real estate transactions, legal issues relating to real estate and the real estate industry is the primary reason, among others, why Mr. Hirsch was selected to serve on our Board.	2000	II

Eugene W. Landy	82	Founder and Chairman of the Board (1968 to present), President and Chief Executive Officer (1968 to April 2013) and Director. Attorney at Law. Partner of the Law Firm of Landy & Landy; Chairman of the Board (1995 to present). For UMH Properties, Inc., a related company, Founder and Chairman of the Board, Director (1969 to present) and President (1969 to 1995). As our Founder and Chairman, Mr. Landy’s unparalleled experience in real estate investing is the primary reason, among others, why Mr. Landy was selected to serve on our Board.	1968	III

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Michael P. Landy	54

President and Chief Executive Officer (April 2013 to present) and Director. Chief Operating Officer (2011 to April 2013), Executive Vice President (2009 to 2010), Executive Vice President-Investments (2006 to 2009), and Vice President-Investments (2001 to 2006). Member of New York University’s REIT Center Board of Advisors (2013 to present).

For UMH Properties, Inc., a related company, Director (2011 to present), Executive Vice President (2010 to 2012) and Vice President-Investments (2001 to 2010).

Mr. Landy’s role as our President and Chief Executive Officer and extensive experience in real estate finance, investment, capital markets and operations management are the primary reasons, among others, why Mr. Landy was selected to serve on our Board.

			2007	III

Samuel A. Landy	56	Director. Attorney at Law (1985 to present), Partner of the Law firm of Landy & Landy. For UMH Properties, Inc., a related company, President and Chief Executive Officer (1995 to present), Vice President (1991 to 1995) and Director (1992 to present). Mr. Landy’s extensive experience in real estate investment and REIT leadership is the primary reason, among others, why Mr. Landy was selected to serve on our Board.	1989	III

Kevin S. Miller	47

Chief Financial Officer (July 2012 to present) and Chief Accounting Officer (May 2012 to present). Certified Public Accountant. Assistant Controller and Assistant Vice-President (2005 to May 2012) of Forest City Ratner, a real estate developer, owner and operator and a wholly-owned subsidiary of a publicly-held company, Forest City Realty Trust, Inc.

			N/A	N/A

Allison Nagelberg	51

General Counsel (2000 to present). Attorney at Law (1989 to present). Ms. Nagelberg also has a Master of Business Administration in Finance.

For UMH Properties, Inc., a related company, General Counsel (2000 to 2013).

			N/A	N/A

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Scott Robinson	46	Independent Director (2). Managing Director, Oberon Securities (2013 to Present); Clinical Professor of Finance and Director of the The REIT Center at New York University (2008 to Present); Managing Partner, Cadence Capital Group (2009 to 2013); Vice President, Citigroup (2006 to 2008); Senior REIT and CMBS analyst (1998 to 2006), Standard & Poor’s. Mr. Robinson’s extensive experience in real estate finance and investment is the primary reason, among others, why Mr. Robinson was selected to serve on our Board.	2005	I

Stephen B. Wolgin	62

Lead Independent Director (2). Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New Jersey. Partner with the Logan Asset Backed Fund, LP (2007 to present). Prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis.

For UMH Properties, Inc., a related company, Director (2007 to present).

Mr. Wolgin’s extensive experience as a real estate and finance consultant and experience in the real estate industry are the primary reasons, among others, why Mr. Wolgin was selected to serve on our Board.

			2003	II

(1)	Class I, II, and III Directors have terms expiring at the annual meetings of the Company’s shareholders to be held in 2019, 2017 and 2018, respectively, and when their respective successors are duly elected and qualify.

(2)	Independent within the meaning of applicable New York Stock Exchange listing standards and SEC rules.

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

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The members of the audit committee are Brian H. Haimm (Chairman), Catherine B. Elflein, Stephen B. Wolgin, Matthew I. Hirsch and Scott Robinson. The Company’s Board has determined that Brian H. Haimm, Catherine B. Elflein, Scott L. Robinson and Stephen B. Wolgin are audit committee financial experts and that all members of the audit committee are independent as required by the listing standards of the NYSE. The audit committee operates under the Audit Committee Charter which can be found at the Company’s website at www.mreic.reit. The charter is reviewed annually for adequacy.

Section 16(a) Beneficial Ownership Reporting Compliance

There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics applicable to its Chief Executive Officer and Chief Financial Officer, as well as the Company’s other officers, directors and employees (the “Code of Ethics”). The Code of Ethics can be found at the Company’s website at www.mreic.reit. The Code of Ethics is also available in print to any person without charge who requests a copy by writing or telephoning us at the following address and telephone number: Monmouth Real Estate Investment Corporation, Attention: Stockholder Relations, 3499 Route 9 North, Suite 3-D, Juniper Business Plaza, Freehold, New Jersey 07728, (732) 577-9996. The Company will satisfy any disclosure requirements under Item 5.05(c) of Form 8-K regarding a waiver from any provision of the Code of Ethics for principal officers or directors by disclosing the nature of such amendment of waiver on our website.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the “Committee”) of the Board has been appointed to implement the Board’s responsibilities relating to the compensation of the Company’s executive officers. The Committee has the overall responsibility for approving and evaluating the executive officer compensation plan, policies and programs of the Company. The Committee’s primary objectives include serving as an independent and objective party to review such compensation plan, policies and programs. The Compensation Committee has not retained or obtained the advice of a compensation committee consultant for determining or recommending the amount of executive or director compensation.

Throughout this report, the individuals who served as the Company’s Chairman of the Board and the President and Chief Executive Officer and other Officers during fiscal 2016 included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the named executive officers.

Compensation Philosophy and Objectives

The Committee believes that a well-designed compensation program should align the goals of the President and Chief Executive Officer with the goals of the shareholders, and that a significant part of the executives’ compensation, over the long term, should be dependent upon the value created for shareholders. In addition, all executives should be held accountable through their compensation for the performance of the Company, and compensation levels should also reflect the executives’ individual performance in an effort to encourage increased individual contributions to the Company’s performance. The compensation philosophy, as reflected in the Company’s employment agreements with its executives, is designed to motivate executives to focus on operating results and create long-term shareholder value by:

●	establishing a plan that attracts, retains and motivates executives through compensation that is competitive with a peer group of other publicly-traded real estate investment trusts, or REITs;

●	rewarding executives for individual accomplishments and achievements;

●	linking a portion of each executive’s compensation to the achievement of the Company’s business plan by using measurements of the Company’s operating results and shareholder return; and

●	building a pay-for-performance system that encourages and rewards successful initiatives within a team environment.

The salaries and bonuses in the Company’s recently executed executive employment agreements are consistent with the Committee’s philosophy and objectives.

The Committee believes that each of the above factors is important when determining compensation levels for named executive officers. The Committee reviews and approves the employment contracts for the Chairman of the Board and the President and Chief Executive Officer, and other named executive officers, including performance goals and objectives. The Committee annually evaluates performance of the executive officers in light of those goals and objectives. The Committee considers the Company’s performance, relative shareholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to the named executive officers in prior years. The Company uses the annual Compensation Survey published by NAREIT (the “Survey”) as a guide to setting compensation levels. Participant company data is not presented in a manner that specifically identifies any named individual or company. This Survey details compensation by position type and company size with statistical salary and bonus information for each position. The sub-sets presented in the Survey used by the Committee for comparison are the industrial property sector, entities with less than $1.5 billion in equity market capitalization and entities with less than 75 full-time employees. The Compensation Committee compares the Company’s salary and bonus amounts to the ranges presented for reasonableness. The Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to executives to meet or exceed established goals. As a result, an important portion of the Company’s compensation program is comprised of discretionary bonuses and equity awards as determined by the Committee in recognition of individual accomplishments and achievements.

Role of Executive Officers in Compensation Decisions

The Committee makes all final compensation decisions for the Company’s named executive officers. The Chairman of the Board and the President and Chief Executive Officer review the performance of the other named executive officers and then present their conclusions and recommendations to the Committee with respect to base salary adjustments and annual cash bonus and stock option or restricted stock awards. The Committee exercises its own discretion in modifying any recommended adjustments or awards, but does consider the recommendations from management who work closely with the other named executive officers.

Role of Grants of Stock Options and Restricted Stock in Compensation Analysis

The Committee views the grant of stock options and restricted stock awards as a form of long-term compensation. The Committee believes that such grants promote the Company’s goal of retaining key employees, and align the key employees’ interests with those of the Company’s shareholders from a long-term perspective. The number of options or shares of restricted stock granted to each employee is determined by consideration of various factors including but not limited to the employees’ contribution, title, responsibilities, and years of service.

Role of Employment Agreements in Determining Executive Compensation

Each of the Company’s currently employed named executive officers is a party to an employment agreement. These agreements provide for base salaries, bonuses and customary fringe benefits. The key elements of the Company’s compensation program for the named executive officers are base salary, bonuses, stock options and other benefits, including those provided for under the employment agreements and additional discretionary bonuses awarded by the Committee in recognition of individual accomplishments and achievements. Each of these is addressed separately below. In determining initial compensation, the Committee considers all elements of a named executive officer’s total compensation package in comparison to current market practices and other benefits.

Shareholder Advisory Vote

One way to determine if the Company’s compensation program reflects the interests of shareholders is through their non-binding vote. At the Annual Meeting of Shareholders held on May 13, 2014, the Company’s shareholders approved by their advisory vote the compensation of the named executive officers.

Base Salaries

Base salaries are paid for ongoing performance throughout the year. In order to compete for and retain talented executives who are critical to the Company’s long-term success, the Committee has determined that the base salaries of named executive officers should approximate those of executives of other equity REITs that compete with the Company for employees, investors and business, while also taking into account the named executive officers’ performance and tenure, and the Company’s performance relative the performance reported for companies in the industrial property sector, entities with less than $1.5 billion in equity market capitalization and entities with less than 75 full-time employees within the REIT industry in the Survey described above.

Bonuses

In addition to the provisions for base salaries under the terms of their employment agreements and discretionary cash bonuses awarded by the Committee in recognition of individual accomplishments and achievements, the Chairman of the Board, and the President and Chief Executive Officer, are entitled to receive annual cash bonuses for each year during the terms of each respective agreement provided certain performance goals set by the Committee as described below are achieved.

For the Chairman of the Board:

Growth in market cap	7.5%	12.5%	20%
Bonus	$20,000	$45,000	$90,000

Growth in FFO/share	7.5%	12.5%	20%
Bonus	$20,000	$45,000	$90,000

Growth in dividend/share	5%	10%	15%
Bonus	$30,000	$60,000	$120,000

Maximum Bonus Potential	$300,000

For the President and Chief Executive Officer (effective through September 30, 2016):

Growth in market cap	10%	15%	20%
Bonus	$20,000	$40,000	$60,000

Growth in AFFO/share	15%	20%	25%
Bonus (1)	$20,000	$45,000	$90,000

Growth in dividend/share	5%	10%	15%
Bonus	$30,000	$60,000	$120,000

Maximum Bonus Potential	$270,000

(1)	Provided that FFO is in excess of the dividend

For the President and Chief Executive Officer (effective October 1, 2016):

Growth in market cap		10%	15%	20%
Bonus		$40,000	$60,000	$80,000

Growth in AFFO/share	5%	10%	15%	20%
Bonus (2)	$50,000	$75,000	$100,000	$150,000

Growth in dividend/share	5%	10%	15%
Bonus	$150,000	$200,000	$250,000

Maximum Bonus Potential	$480,000

(2)	Provided that FFO is equal to or in excess of the dividend

Based on meeting the performance targets set forth above, a $210,000 cash bonus for the Chairman of the Board was accrued as of September 30, 2016, which was paid in October 2016 and based on meeting the performance targets set forth above, a $135,000 cash bonus was accrued for the President and Chief Executive Officer as of September 30, 2016, which was paid in October 2016.

In addition to its determination of the executives’ individual performance levels for 2016, the Committee compared the executives’ total compensation for 2016 to that of similarly-situated personnel of other comparably sized REIT’s. Furthermore, the Committee compared the executives’ total compensation for 2016 to that within the REIT industry in the Survey described above. For fiscal 2016, the Company’s total compensation fell in the lowest range (25th percentile) within the REIT industry in the Survey described above.

The Committee considers and approves discretionary cash bonuses to be awarded to the Chairman of the Board and the President and Chief Executive Officer. Discretionary cash bonuses awarded to the other named executive officers are recommended by the Chairman of the Board and the President and Chief Executive Officer and are approved by the Committee. The Committee believes that short-term rewards in the form of discretionary cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and performance of the Company and the performance of the individual, which may include comparing such individual’s performance to the preceding year, reviewing the breadth and nature of the senior executives’ responsibilities and valuing special contributions by each such individual. In evaluating the performance of the Company annually, the Committee considers a variety of factors, including, among others, Funds From Operations (FFO), Adjusted Funds From Operations (AFFO), net income, growth in asset size, amount of space under lease and total return to shareholders. The Company considers FFO to be an important measure of an equity REIT’s operating performance and has adopted the definition suggested by NAREIT, which defines FFO to mean net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus real estate related depreciation and amortization. The Company defines AFFO as FFO plus acquisition costs and costs associated with the Redemption of Preferred Stock less recurring capital expenditures and excluding the following: lease termination income, gains or losses on securities transactions, stock compensation expense, amortization of financing and leasing costs, depreciation of corporate office tenant improvements, straight-line rent adjustments and non-recurring other expense. The Company considers FFO and AFFO to be meaningful additional measures of operating performance, primarily because they exclude the assumption that the value of its real estate assets diminishes predictably over time and because industry analysts have accepted these as performance measures.

Other factors considered include the employee’s title and years of service. The employee’s title generally reflects the employee’s responsibilities and the employee’s years of service may be considered in determining the level of discretionary cash bonus in comparison to base salary. The Committee has declined to use specific performance formulas with respect to the other named executive officers, believing that with respect to Company performance, such formulas do not adequately account for many factors, including, among others, the relative performance of the Company compared to its competitors during variations in the economic cycle, and that with respect to individual performance, such formulas are not a substitute for the subjective evaluation by the Committee of a wide range of management and leadership skills of each of the senior executives.

In fiscal 2016, the Committee considered the performance of the Chairman of the Board and the President and Chief Executive Officer and received the recommendations from the Chairman of the Board and the President and Chief Executive Officer for the discretionary cash bonuses to be awarded to the other named executive officers. The factors that were considered in awarding the discretionary cash bonuses included the following progress that was made by the Company due to the efforts of management:

●	On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share, representing an annualized dividend rate of $0.64 per share resulting in the Company being able to maintain or increase its cash dividend for twenty-five consecutive years.

●	Achieved $1.8 billion in total market capitalization resulting in year over year growth of 53% in fiscal 2016

●	Achieved a 46% total shareholder return for fiscal 2016

●	Achieved over 16.0 million total rentable square feet resulting in year over year growth of 15% in fiscal 2016

●	Generated 23% year over year AFFO per diluted share growth in fiscal 2016. AFFO per diluted share growth has been over 10% for three consecutive years

●	Located and acquired eight industrial properties totaling approximately 1,830,000 square feet as per its investment strategy without placing undue burden on liquidity

●	During the fiscal years ended September 30, 2014, 2015 and 2016, completed fifteen property expansions totaling $52.5 million, generating over $5.2 million in additional rental revenue and subsequent to the fiscal yearend, on October 1, 2016 completed one additional property expansion for $5.0 million which will generate additional rental revenue of approximately $500,000

●	Entered into commitments to acquire nine industrial properties in fiscal 2017 and fiscal 2018 of which one was acquired subsequent to the fiscal yearend

●	On September 13, 2016 closed and priced a very successful new perpetual preferred offering at 6.125% which was over-subscribed, raising $135 million in gross proceeds

●	Raised approximately $72.2 million through the DRIP during fiscal 2016

●	Renewed all three leases that were scheduled to expire in fiscal 2016, resulting in a 100% tenant retention rate and on terms resulting in an increase in the weighted average lease rate of 5.3% on a U.S. GAAP straight-line basis

●	Achieved 99.6% occupancy as of September 30, 2016, increasing to 100% with the sale of the Company’s only vacant building on October 28, 2016

●	Increased and extended the unsecured revolving credit facility from $130 million to $200 million with a $100 million accordion feature, bringing the total potential availability to $300 million

●	Managed general and administrative costs to an appropriate level

After considering the performance of the Chairman of the Board and the President and Chief Executive Officer and the recommendations of the Chairman of the Board and the President and Chief Executive Officer as to the other named executive officers, the Committee allocated the individual discretionary cash bonus to the named executive officers based on the named executive officers’ individual contributions to these accomplishments. Other factors considered in this allocation included the named executive officers’ responsibilities and years of service. During fiscal 2016, the Chairman of the Board received a discretionary cash bonus of $65,769. During fiscal 2016, the President and Chief Executive Officer received discretionary cash bonuses of $501,202 which includes a $400,000 cash signing bonus in accordance with his amended and restated Employment Agreement entered into on January 11, 2016.

Stock Options and Restricted Stock

The employment agreement for the Chairman of the Board states that he will receive stock options to purchase 65,000 shares annually. The employment agreement for the President and Chief Executive Officer states that he will be entitled to equity awards of up to 25,000 shares of restricted stock each year based on achievement of performance objectives as determined by the Compensation Committee. In addition, the Compensation Committee has the discretion to make additional awards of stock options and restricted stock for outstanding performance. In recognition of Mr. Eugene Landy’s extraordinary contributions to the Company over the last five decades and, in particular, over the last year, on September 14, 2016, the Compensation Committee approved and granted a discretionary award of 40,000 shares of restricted common stock. The stock, which will vest in equal annual instalments over the next five years, has a grant date fair value of $13.64 per share, for a total grant date fair value of $545,600. When awarding these shares of restricted stock, the Compensation Committee took into account Mr. Eugene Landy’s recent contributions towards the progress that the Company made considered by the Committee in awarding discretionary cash bonuses, as further detailed above, under the heading “Bonuses”.

For the other senior executives, the Chairman of the Board and the President and Chief Executive Officer make a recommendation to the Committee of specific stock option or restricted stock grants. In making its decisions, the Committee does not use an established formula or focus on a specific performance target. The Committee recognizes that often outside forces beyond the control of management, such as economic conditions, changing leasing and real estate markets and other factors, may contribute to less favorable near term results even when sound strategic decisions have been made by the senior executives to position the Company for longer term profitability. Thus, the Committee also attempts to identify whether the senior executives are exercising the kind of judgment and making the types of decisions that will lead to future growth and enhanced asset value, even if the same are difficult to measure on a current basis. For example, in determining appropriate stock option and restricted stock awards, the Committee considers, among other matters, whether the senior executives have executed strategies that will provide adequate funding or appropriate borrowing capacity for future growth, whether acquisition and leasing strategies have been developed to ensure a future stream of reliable and increasing revenues for the Company, whether the selection of properties, tenants and tenant mix evidence appropriate risk management, including risks associated with real estate markets and tenant credit, and whether the administration of staff size and compensation appropriately balances the current and projected operating requirements of the Company with the need to effectively control overhead costs, while continuing to grow the enterprise. No equity awards were made to other named executive officers during fiscal 2016.

Other Personal Benefits

The Company’s employment agreements provide the named executive officers with other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of other personal benefits provided to the named executive officers.

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive, as well as spouse and dependents where applicable, in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on terms no less favorable than applicable to any other executive; and supplemental disability insurance, at the Company’s cost, as agreed to by the Company and the named executive officer. Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended September 30, 2016, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

Payments upon Termination or Change in Control

In addition, the named executive officers’ employment agreements each contain provisions relating to change in control events. The employment agreements also contain severance or continuation of salary payments upon any termination of the named executive officers’ employment, except in the case of Mr. Miller or Ms. Nagelberg, whose severance payments are for events other than for cause (as defined under the terms of the employment agreements). These change in control and severance terms have been deemed reasonable by the Compensation Committee. Information regarding these provisions is included in “Employment Agreements” provided below in this Annual Report. There are no other agreements or arrangements governing change in control payments.

Evaluation

Mr. Eugene Landy is employed under an Amended Employment Agreement with the Company. In January 2016, based on the Committee’s evaluation of his performance, his base compensation under his amended contract was increased from $410,000 to $430,500 per year.

In evaluating Mr. Eugene Landy’s eligibility for an annual bonus, the Committee used the bonus schedule included in Mr. Eugene Landy’s Amended Employment Agreement as a guide.

In recognition of Mr. Eugene Landy’s extraordinary contributions to the Company over the last five decades and, in particular, over the last year, as well as his contributions toward the Company’s progress as further detailed above, under the heading “Bonuses”, on September 14, 2016, the Compensation Committee determined to grant to Mr. Landy 40,000 shares of restricted common stock. The restricted stock, which will vest in equal annual installments over the next five years, has a grant date fair value of $13.64 per share, for a total grant date fair value of $545,600. In evaluating Mr. Eugene Landy’s eligibility for an annual bonus, the Compensation Committee used the bonus schedule included in Mr. Eugene Landy’s employment agreement as a guide and, in addition, considered the factors as further detailed above, under the heading “Bonuses” in considering Mr. Eugene Landy’s eligibility for a discretionary cash bonus.

The Compensation Committee also reviewed the progress made by Mr. Michael Landy, President and Chief Executive Officer, as well as his contributions toward the progress that the Company has made that enabled the Company to reach the milestones, as further detailed above, under the heading “Bonuses”. Mr. Michael Landy is employed under an employment agreement with the Company. His base compensation under this contract was $551,250 for fiscal 2016. Effective October 1, 2016, Mr. Landy’s annual base compensation was increased to $750,000 and will increase by 5% each year through fiscal 2021. The amended employment agreement has an initial term of five years, and is renewed automatically for a new five-year term on the first day of each calendar quarter after the effective date unless otherwise terminated, and contains provisions for continuation of salary payments through the expiration of the term of the agreement upon any termination of the Mr. Landy’s employment. Upon execution of the amended employment agreement, Mr. Landy received a cash signing bonus of $400,000 in recognition of the substantial progress that the Company has made under his leadership. In considering the new employment agreement and signing bonus, the Compensation Committee took into account the transformative changes that Company has enjoyed over the past several years, which include the Company’s total market capitalization growing more than three-fold since fiscal 2010, and the company’s total assets nearly tripling as well since that time, while the Company’s general and administrative expenses only doubled over this period. In evaluating Mr. Michael Landy’s eligibility for an annual bonus, the Compensation Committee used the bonus schedule included in Mr. Michael Landy’s employment agreement as a guide and, in addition, considered the factors discussed above, under the heading “Bonuses” in considering Mr. Michael Landy’s eligibility for a discretionary cash bonus.

The Committee has also approved the recommendations of the Chairman of the Board and the President and Chief Executive Officer concerning the other named executive officers’ annual salaries, bonuses, and fringe benefits.

Effective January 1, 2016, Mr. Miller’s annual base compensation was increased from $242,550 to $360,000 for the calendar year ending December 31, 2016, and will increase by 5% each calendar year through December 31, 2018. Mr. Miller’s employment agreement was also amended to provide that, upon a change of control of the Company, Mr. Miller may extend and renew the amended employment agreement for three years from the date of the change of control, or, alternatively, terminate the amended employment agreement and receive the greater of the base salary due under the remaining term of the agreement or one year’s base salary at the date of termination. Mr. Miller was awarded his new amended employment agreement because of the many contributions he has made towards the Company’s progress, as further detailed above, under the heading “Bonuses”.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:
Stephen B. Wolgin (Chairman)
Brian H. Haimm
Matthew I. Hirsch

Summary Compensation Table

The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during the fiscal years ended September 30, 2016, 2015, and 2014 to the named executive officers. There were no other executive officers whose aggregate compensation allocated to the Company for fiscal 2016 exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards (4)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Change in PensionValue And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene W. Landy	2016	$425,375	$65,769	$545,600	$48,340	$210,000	$16,601 (1)	$49,500 (2)	$1,361,185
Chairman of the Board	2015	403,750	24,808	59,320	60,315	-0-	19,075 (1)	47,000 (2)	614,268
	2014	357,500	27,500	-0-	34,549	90,000	30,625 (1)	42,000 (2)	582,174

Michael P. Landy	2016	$551,250	$501,202	$-0-	$-0-	$135,000	$-0-	$63,100 (3)	$1,250,552
President and Chief	2015	525,000	100,192	158,920	-0-	-0-	-0-	60,400 (3)	844,512
Executive Officer	2014	500,000	82,500	-0-	-0-	60,000	-0-	55,200 (3)	697,700

Kevin S. Miller	2016	$330,637	$74,329	$-0-	$-0-	$-0-	$-0-	$10,600 (7)	$415,567
Chief Financial and	2015	239,663	73,885	99,600	-0-	$-0-	-0-	10,400 (7)	423,548
Accounting Officer	2014	228,250	67,500	101,900	-0-	-0-	-0-	9,460 (7)	407,110

Allison Nagelberg	2016	$337,188	$62,500	$-0-	$-0-	$-0-	$-0-	$10,600 (7)	$410,288
General Counsel	2015	312,656	60,601	49,800	-0-	-0-	-0-	10,400 (7)	433,457
	2014	252,656 (6)	52,500	-0-	-0-	-0-	-0-	7,140 (7)	312,296

Notes:

(1)	Accrual for pension and other benefits of $16,601, $19,075 and $30,625 for fiscal 2016, 2015 and 2014, respectively, in accordance with Mr. Landy’s employment agreement.

(2)	Represents Director’s annual board cash retainer fee of $33,500, $31,000 and $26,000 for fiscal 2016, 2015 and 2014, respectively, and Director’s meeting fees of $16,000, $16,000 and $16,000 for fiscal 2016, 2015 and 2014, respectively.

(3)	Represents Director’s annual board cash retainer fee of $33,500, $31,000 and $26,000 for fiscal 2016, 2015 and 2014, respectively, and Director’s meeting fees of $16,000, $16,000 and $16,000 for fiscal 2016, 2015 and 2014, respectively, and fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer and reimbursement of a disability policy.

(4)	The values were established based on the number of shares granted as follows, for fiscal 2016, 9/14/16-$13.64 (see table below for detail), for fiscal 2015, 7/5/15 - $9.96 and 9/17/15 – $9.52 and for fiscal 2014, 7/5/14 - $10.19.

(5)	The fair value of the stock option grant was based on the Black-Scholes valuation model. See Note 9 to the Consolidated Financial Statements for assumptions used in the model. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

(6)	Allison Nagelberg, the Company’s General Counsel, was an employee of UMH through December 31, 2013. During the 1st quarter of fiscal 2014, approximately 70% of her salary compensation cost was allocated to and reimbursed by the Company for her services, pursuant to a cost sharing arrangement between the Company and UMH. Effective January 1, 2014, Ms. Nagelberg became an employee of the Company and her salary is no longer allocated between UMH and the Company.

(7)	Consists of fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

Equity Compensation Plan Information

On July 26, 2007, the 2007 Stock Option and Stock Award Plan (the 2007 Plan) was approved by the Company’s shareholders authorizing the grant to officers, directors and key employees, of options to purchase up to 1,500,000 shares of common stock. On May 6, 2010, the Company’s shareholders approved an amendment and restatement of the 2007 Plan. The amendment and restatement made two significant changes: (1) the inclusion of directors as participants in the 2007 Plan and (2) the ability to grant restricted stock to Directors, officers and key employees. The amendment and restatement also made other conforming, technical and other minor changes. The amendment also makes certain modifications and clarifications, including concerning administration and compliance with applicable tax rules, such as Section 162(m) of the Internal Revenue Code.

Options to purchase 65,000 shares were granted in 2016 and options to purchase 245,000 shares were exercised during fiscal 2016. In addition, during fiscal 2016, 40,000 shares of restricted common stock were granted at a grant date fair value of $13.64 per share. As of September 30, 2016, the number of shares remaining for future grant of stock options or restricted stock under the 2007 Plan is 444,878.

Options may be granted under the 2007 Plan any time as determined by the Compensation Committee up through March 26, 2017. No option granted under the 2007 Plan shall be available for exercise beyond ten years. All options are exercisable after one year from the date of grant. The option price under the 2007 Plan may not be below the fair market value at date of grant. Canceled or expired options are added back to the “pool” of shares available under the 2007 Plan.

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

Grants of Plan-Based Awards

All restricted stock awards granted during fiscal year 2016 vest 1/5th per year over a five year period and all dividends paid are reinvested in restricted stock. The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of restricted stock and individual grants of stock options made under the 2007 Plan during the fiscal year ended September 30, 2016:

Name	Grant Date	Number of Shares of Restricted Stock	Number of Shares Underlying Options		Exercise Price of Option Award or Fair Value Per Share at Grant Date of Restricted Stock Award	Grant Date Fair Value
Eugene W. Landy	01/05/16	-0-	65,000	(1)	$10.37	$48,100	(2)
Eugene W. Landy	09/14/16	40,000	-0-		13.64	545,600

(1)	These options expire 8 years from grant date.

(2)	This value was established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model: expected volatility of 20.20%; risk-free interest rate of 2.09%; dividend yield of 6.17%; expected life of options of 8 years; and -0- estimated forfeitures. The fair value per share granted was $0.74. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

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

Option Exercises and Stock Vested

The following table sets forth summary information concerning option exercises and vesting of restricted stock awards for each of the named executive officers during the fiscal year ended September 30, 2016:

Fiscal Year Ended September 30, 2016
	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($)
Eugene W. Landy	130,000	$570,050	11,003	$153,058	(2)
Michael P. Landy	50,000	131,250	9,250	127,270	(3)
Kevin S. Miller	-0-	-0-	6,805	91,255	(4)
Allison Nagelberg	-0-	-0-	5,106	70,844	(5)

(1)	Value realized based on the difference between the closing price of the shares on the NYSE as of the date of exercise less the exercise price of the stock option.

(2)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 6,080 shares vested on 7/5/16 at $13.41 per share; 4,458 shares vested on 9/6/16 at $14.62 per share and 465 shares vested on 9/14/16 at $13.64 per share.

(3)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 6,208 shares vested on 7/5/16 at $13.41 per share; 2,577 shares vested on 9/6/16 at $14.62 per share and 465 shares vested on 9/14/16 at $13.64 per share.

(4)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 6,805 shares vested on 7/5/16 at $13.41 per share.

(5)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 3,147 shares vested on 7/5/16 at $13.41 per share and 1,959 shares vested on 9/6/16 at $14.62 per share.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options and restricted stock outstanding at September 30, 2016:

Fiscal Year Ended September 30, 2016
	Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option exercise price ($)	Option expiration date	Number of Shares That Have Not Vested		Market Value Of Shares that Have Not Vested (2)
Eugene W. Landy					49,989	(3)	$713,343
(1)	-0-	65,000	$10.37	01/05/24
	65,000	-0-	11.16	01/05/23
	65,000	-0-	8.94	01/03/22
	65,000	-0-	10.46	01/03/21
	65,000	-0-	9.33	01/03/20
	65,000	-0-	8.72	01/03/19
	65,000	-0-	7.22	01/05/18

Michael P. Landy	-0-	-0-	$-0-	-	16,675	(4)	$237,952

Kevin S. Miller	-0-	-0-	$-0-	-	20,374	(5)	$290,737

Allison Nagelberg	-0-	-0-	$-0-	-	6,315	(6)	$90,115

(1)	These options will become exercisable on January 5, 2017.

(2)	Based on the closing price of our common stock on September 30, 2016 of $14.27. Restricted stock awards vest over 5 years.

(3)	4,568 shares vest on September 6, 2017; 264 shares vest on September 14, 2017; 4,308 shares vest 1/4 on September 17th over the next 4 years; 849 shares vest 1/4 on September 14th over the next 4 years and 40,000 shares vest 1/5th on September 14th over the next 5 years.

(4)	2,641 shares vest on September 6, 2017; 264 shares vest September 14, 2017; 12,920 shares vest 1/4 on July 5th over the next 4 years; and 850 shares vest 1/4th on September 14th over the next 4 years.

(5)	4,899 shares vest 1/2 on July 5th over the next 2 years; 6,861 shares vest 1/3th on July 5th over the next 3 years and 8,614 shares vest 1/4th on July 5th over the next 4 years.

(6)	2,007 shares vest on September 6, 2017 and 4,308 shares vest 1/4th on July 5th over the next 4 years.

Employment Agreements

Eugene W. Landy, the Company’s Chairman of the Board, executed an Employment Agreement on December 9, 1994, which was amended on June 26, 1997 (the “First Amendment”), on November 5, 2003 (the “Second Amendment”), on April 1, 2008 (the “Third Amendment”), on July 1, 2010 (the “Fourth Amendment”), on April 25, 2013 (the “Fifth Amendment”), on December 20, 2013 (the “Sixth Amendment”) on December 18, 2014 (the “Seventh Amendment”) and on January 12, 2016 (the “Eighth Amendment”) – collectively, the “Amended Employment Agreement”. Pursuant to the Amended Employment Agreement, Mr. Eugene Landy’s base salary was $410,000 per year, effective January 1, 2015, and was increased pursuant to the Eighth Amendment to $430,500 per year, effective January 1, 2016. He is entitled to receive pension payments of $50,000 per year through 2020; in fiscal 2015, the Company accrued $19,075 in additional compensation expense related to the pension benefits. Mr. Eugene Landy’s incentive bonus schedule is detailed in the Fourth Amendment and is based on progress toward achieving certain target levels of growth in market capitalization, funds from operations and dividends per share. Pursuant to the Amended Employment Agreement, Mr. Eugene Landy will receive each year an option to purchase 65,000 shares of the Company’s common stock. Mr. Eugene Landy is entitled to five weeks paid vacation annually, and he is entitled to participate in the Company’s employee benefit plans.

The Amended Employment Agreement provides for aggregate severance payments of $500,000, payable to Mr. Eugene Landy upon the termination of his employment for any reason in increments of $100,000 per year for five years. He is entitled to disability payments in the event of his disability (as defined in the Amended Employment Agreement) for a period of three years equal to his base salary. The Amended Employment Agreement provides for a death benefit of $500,000, payable to Mr. Eugene Landy’s designated beneficiary. Upon the termination of Mr. Eugene Landy’s employment, following, or as a result of, certain types of transactions that lead to a significant increase in the Company’s market capitalization, the Amended Employment Agreement provides that Mr. Eugene Landy will receive a grant of 35,000 to 65,000 shares of the Company’s common stock, depending on the amount of the increase in the Company’s market capitalization, all of his outstanding options to purchase shares of the Company common stock will become immediately vested, and he will be entitled to continue to receive benefits under the Company’s health insurance and similar plans for one year. In the event of a change in control of the Company, Eugene W. Landy shall receive a lump sum payment of $2,500,000, provided that the sale price of the Company is at least $10 per share of common stock. A change of control is defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company. This change of control provision will not apply to any combination between the Company and UMH. Payment will be made simultaneously with the closing of the transaction, and only in the event that the transaction closes. The Amended Employment Agreement is terminable by the Company’s Board of Directors at any time by reason of Mr. Eugene Landy’s death or disability or for cause, which is defined in the Amended Employment Agreement as a termination of the agreement if the Company’s Board of Directors determines in good faith that Mr. Eugene Landy failed to substantially perform his duties to the Company (other than due to his death or disability), or has engaged in conduct the consequences of which are materially adverse to the Company, monetarily or otherwise. Upon termination of the Amended Employment Agreement, Mr. Eugene Landy will remain entitled to the disability, severance, death and pension benefits provided for in the Amended Employment Agreement.

Effective April 9, 2013, Michael P. Landy was appointed President and Chief Executive Officer. Prior to April 9, 2013, Mr. Landy was the Chief Operating Officer. Effective October 1, 2013, the Company and Michael P. Landy entered into a three-year employment agreement, under which Mr. Landy received an annual base salary of $500,000 for fiscal year 2014 with increases of 5% for each of fiscal years 2015 and 2016, plus bonuses and customary fringe benefits. Mr. Landy’s incentive bonus schedule is based on progress toward achieving certain target levels of growth in market capitalization, adjusted funds from operations and dividends per share. Mr. Landy also receives four weeks’ vacation, annually. The Company reimburses Mr. Landy for the cost of a disability insurance policy such that, in the event of Mr. Landy’s disability for a period of more than 90 days, Mr. Landy will receive benefits up to 60% of his then-current salary. In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Landy may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement. If there is a termination of employment by the Company or by Mr. Landy for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Landy shall be entitled to the greater of the base salary due under the remaining term of the agreement or two years’ compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

On January 11, 2016, the Company entered into an amended and restated Employment Agreement (“Employment Agreement”) with Michael P. Landy, which became effective October 1, 2016. Upon signing the Employment Agreement, Mr. Landy received a signing bonus of $400,000 in recognition of the substantial progress that the Company has made under his leadership. Effective October 1, 2016, Mr. Landy receives an annual base salary of $750,000 for fiscal year 2017 with increases of 5% for each of fiscal years 2018, 2019, 2020 and 2021, plus targeted bonuses and customary fringe benefits. The Employment Agreement has an initial term of five years, and is renewed automatically for a new five-year term on the first day of each calendar quarter after the effective date unless otherwise terminated. For fiscal years after 2021, Mr. Landy’s base salary shall be set by the Compensation Committee of the Company’s Board of Directors but will be no less than his base salary for the preceding year. Mr. Landy will receive annual cash bonuses based on the Company’s achievement of certain performance objectives as determined by the Compensation Committee: a) Growth in Market Cap of 10%, 15% or 20%, Mr. Landy will receive $40,000, $60,000 or $80,000, respectively; b) Growth in AFFO per share of 5%, 10%, 15%, or 20%, Mr. Landy will receive $50,000, $75,000, $100,000 or $150,000, respectively; and c) Growth in Dividend per Share of 5%, 10% or 15%, Mr. Landy will receive $150,000, $200,000 or $250,000, respectively. Mr. Landy will also be entitled to equity awards of up to 25,000 shares of restricted stock each year based on achievement of performance objectives as determined by the Compensation Committee. Mr. Landy also receives four weeks’ vacation annually and he is entitled to customary fringe benefits including life insurance, health benefits and the right to participate in the Company’s 401(k) retirement plan. The Company reimburses Mr. Landy for the cost of a disability insurance policy such that, in the event of Mr. Landy’s disability for a period of more than 90 days, Mr. Landy will receive benefits up to 60% of his then-current salary. Under the Employment Agreement, if Mr. Landy’s employment is terminated for any reason, either voluntarily or involuntarily, including the death of Mr. Landy or termination for cause, Mr. Landy shall be entitled to the base salary plus base target bonuses due under the Employment Agreement for the remaining term of the Employment Agreement (as it has been renewed). The Employment Agreement also provides that, upon a change of control of the Company (as defined below), the Employment Agreement will automatically renew for five years from the date of the change in control and Mr. Landy shall have the right to terminate the Employment Agreement and continue to receive the base salary plus base target bonuses and restricted stock awards he would have been entitled to receive during the remaining term of the Employment Agreement. In addition, provided that Mr. Landy is actively employed by the Company as of the consummation of a change of control, Mr. Landy shall be entitled to a transaction bonus consistent with the terms of any applicable transaction bonus plan that the Company may adopt. The term “Change of Control” under Mr. Landy’s amended employment agreement means (i) a sale of substantially all of the Company’s assets, not in the ordinary course, to an unaffiliated third party, (ii) the transfer, in one transaction or a series of transactions, to an unaffiliated third party, of outstanding shares of the Company’s capital stock representing a majority of the then outstanding voting stock, (iii) a majority of the Company’s Directors ceasing to be individuals who either were members of the Board immediately following the Company’s 2014 Annual Meeting of Shareholders, or whose election as a director was approved by a majority of such incumbent directors or their approved successors, (iv) a merger or consolidation having the same effect as item (i), (ii) or (iii) above or (iv) any other event of a nature that would be required to be reported as a change of control in item 5.01 of Form 8-K under the Securities Exchange Act of 1934, as amended (or any successor provision thereto).

Effective January 1, 2013, the Company and Kevin S. Miller, Chief Financial and Accounting Officer, entered into a three-year employment agreement, under which Mr. Miller received an annual base salary of $220,000 for calendar year 2013 with increases of 5% for each of calendar years 2014 and 2015, plus bonuses and customary fringe benefits. Mr. Miller also received four weeks’ vacation, annually. The Company reimbursed Mr. Miller for the cost of a disability insurance policy such that, in the event of Mr. Miller’s disability for a period of more than 90 days, Mr. Miller will receive benefits up to 60% of his then-current salary. In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Miller would have had the right to extend and renew this employment agreement so that the expiration date would have been three years from the date of merger, sale or change of voting control, or Mr. Miller could terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement. If there were a termination of employment by the Company or by Mr. Miller for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Miller was entitled to one year’s base salary at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2016, the Company and Kevin S. Miller, entered into a new three-year employment agreement, under which Mr. Miller will receive an annual base salary of $360,000 for calendar year 2016 with increases of 5% for each of calendar years 2017 and 2018, plus bonuses and customary fringe benefits. Mr. Miller also receives four weeks’ vacation, annually. The Company reimburses Mr. Miller for the cost of a disability insurance policy such that, in the event of Mr. Miller’s disability for a period of more than 90 days, Mr. Miller will receive benefits up to 60% of his then-current salary. In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Mr. Miller will have the right to extend and renew the employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Miller may terminate the employment agreement and be entitled to receive the greater of the base salary due under the remaining term of the agreement or one year’s base salary at the date of termination, paid monthly over the remaining term or life of the agreement. If there is a termination of employment by the Company or by Mr. Miller for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Miller shall be entitled to the greater of the base salary due under the remaining term of the agreement or one year’s base salary at the date of termination, paid monthly over the remaining term or life of the agreement.

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

Potential Payments upon Termination of Employment or Change-in-Control

Under the employment agreements with our President and Chief Executive Officer and the other named executive officers listed below, our President and Chief Executive Officer and such other named executive officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control). These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur. The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at September 30, 2016. Each of the employees named in the table below have restricted stock awards and/or stock option awards which are listed in the “Outstanding Equity Awards at Fiscal Year End” table previously disclosed. Restricted Stock Awards vest upon the termination of an employee due to death or disability. In addition, restricted stock awards vest on the date of an involuntary termination of employment with the Company if the employee retires. If the termination of employment is for any other reason, including voluntary resignation, termination not for cause or good reason resignation, termination for cause, or termination not for cause or good reason (after a change in control), the restricted stock awards are forfeited. Regarding the stock option awards, if the termination is for any reason other than a termination for cause, the stock option awards may be exercised until three months after the termination of employment. If the termination is for cause, the stock option awards are forfeited.

	Voluntary Resignation on 9/30/16		Termination Not for Cause Or Good Reason Resignation on 9/30/16		Termination For Cause on 9/30/16		Termination Not for Cause or Good Reason Resignation (After a Change-in-Control) on 9/30/16		Disability/ Death on 9/30/16
Eugene W. Landy	$527,958	(3)	$527,958	(3)	$508,279	(2)	$3,027,959	(4)	$1,819,459	(5)
Michael P. Landy	4,144,217	(6)	4,144,217	(6)	4,144,217	(6)	4,144,217	(6)	4,144,217	(6)
Kevin S. Miller	864,900	(7)	864,900	(7)	6,923	(1)	864,900	(7)	864,900	(7)
Allison Nagelberg	341,250	(8)	341,250	(8)	6,563	(1)	341,250	(8)	341,250	(8)

(1)	Consists of accrued vacation time, which would be payable in a lump sum payment.

(2)	Consists of severance payments of $500,000, payable $100,000 per year for 5 years, and $8,279 of accrued vacation, which would be payable in a lump sum payment.

(3)	Consists of severance payments of $500,000, payable $100,000 per year for 5 years, plus the $19,680 estimated cost of continuation of benefits for one year following termination and $8,279 of accrued vacation, which would be payable in a lump sum payment.

(4)	Mr. Eugene W. Landy shall receive a lump-sum payment of $2,500,000 in the event of a change in control, provided that the sale price of the Company is at least $10 per share of common stock. In addition, if Mr. Eugene W. Landy’s employment agreement is terminated, he receives severance payments of $500,000, which would be payable $100,000 per year for 5 years, continuation of benefits for one year following termination and accrued vacation.

(5)	In the event of a disability, as defined in the agreement, Mr. Eugene W. Landy shall receive disability payments equal to his base salary for a period of three years, continuation of benefits for one year following termination and accrued vacation. He has a death benefit of $500,000 payable in a lump sum to Mr. Eugene W. Landy’s beneficiary.

(6)	Payments are calculated based on Mr. Michael P. Landy’s amended and restated employment agreement, which became effective October 1, 2016, which is the base salary due under the remaining term of the agreement.

(7)	Payments are calculated based on Mr. Kevin S. Miller’s employment agreement, which is the greater of the base salary due under the remaining term of the agreement or one year’s base salary at the date of termination.

(8)	Payments are calculated based on Ms. Allison Nagelberg’s employment agreement which is the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination.

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

Director Compensation

Effective September 1, 2013, Directors received a fee of $4,000 for each Board meeting attended, $500 for each Board telephone meeting attended, and an additional fixed annual fee of $26,000 payable quarterly. Directors appointed to board committees receive $1,200 for each committee meeting attended. Effective January 1, 2015, the Directors annual fee increased from $26,000 to $31,000. Effective September 12, 2016, the Directors annual fee increased from $31,000 to $41,000. All other fees remained the same.

The table below sets forth a summary of director compensation for the fiscal year ended September 30, 2016:

	Annual Board Cash	Meeting	Committee	Total Fees Earned or Paid
Director	Retainer	Fees	Fees	in Cash

Anna T. Chew	$33,500	$16,000	$-0-	$49,500
Daniel D. Cronheim	33,500	16,000	-0-	49,500
Catherine B. Elflein (3)	33,500	16,000	4,800	54,300
Brian H. Haimm (2)(3)(4)	33,500	16,000	6,500	56,000
Neal Herstik (5)	33,500	16,000	-0-	49,500
Matthew I. Hirsch (2)(3)(4)(5)	33,500	16,000	6,000	55,500
Charles Kaempffer (1)	15,500	8,000	2,400	25,900
Samuel A. Landy	33,500	16,000	-0-	49,500
Scott L. Robinson (3)	33,500	16,000	4,800	54,300
Eugene Rothenberg (1)	15,500	8,000	-0-	23,500
Stephen B. Wolgin (2)(3)(4)(5)(6)	33,500	16,000	6,000	55,500
Total	$332,500	$160,000	$30,500	$523,000

Mr. Eugene W. Landy and Mr. Michael P. Landy are named executive employees of the Company. As such, their director compensation is included in the Summary Compensation Table.

(1)	Emeritus directors are retired directors who have a standing invitation to attend Board of Directors meetings but are not entitled to vote on board resolutions. However, they receive directors’ fees for participation in the board meetings. Effective April 4, 2016, the emeritus director position has been eliminated and Mr. Kaempffer and Mr. Rothenberg retired as emeritus directors.

(2)	These directors acted as chairs of the Board’s Audit, Compensation and Nominating Committees.

(3)	The Audit Committee for 2016 consists of Mr. Haimm (Chairman), Mr. Hirsch, Mr. Wolgin, Mr. Robinson and Ms. Elflein. The board has determined that Mr. Wolgin, Mr. Robinson, Mr. Haimm and Ms. Elflein are considered “audit committee financial experts” within the meaning of the rules of the SEC and are “financially literate” within the meaning of the listing requirements of the NYSE.

(4)	Mr. Haimm, Mr. Hirsch and Mr. Wolgin (Chairman) are members of the Compensation Committee.

(5)	Mr. Herstik, Mr. Hirsch (Chairman), and Mr. Wolgin are members of the Nominating Committee.

(6)	Mr. Wolgin is the Lead Independent Director whose role is to preside over the executive sessions of the non-management directors.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific employment agreement described above, the Company does not have pension or other post-retirement plans in effect for officers, directors or employees or a nonqualified deferred compensation plan. The present value of accumulated benefit of contractual pension benefits for Mr. Eugene W. Landy is $618,974 as of September 30, 2016. Payments made during the 2016 fiscal year were $50,000. He is entitled to receive pension payments of $50,000 per year through 2020. The Company’s employees may elect to participate in the 401(k) plan of UMH Properties, Inc.

Other Information

Daniel D. Cronheim is a director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and Cronheim Management Services, Inc. (CMSI). Daniel Cronheim received $49,500, $47,000 and $42,000 for director’s fees in fiscal 2016, 2015 and 2014, respectively. The Company paid fees to The David Cronheim Mortgage Corporation, an affiliated company of CMSI, of $-0-, $196,000 and $140,000 in mortgage brokerage commissions in fiscal years 2016, 2015 and 2014, respectively.

Compensation Committee Interlocks and Insider Participation

During fiscal 2016, the Compensation Committee consisted of Messrs. Haimm, Hirsch and Wolgin. No member of the Compensation Committee is a current or former officer or employee of the Company. In fiscal 2016, none of our executive officers served on the compensation committee of any entity, or board of directors of any entity that did not have a compensation committee, that had one or more of its executive officers serving on our Compensation Committee. The members of the Compensation Committee did not otherwise have any relationships requiring related-party disclosure in the Company’s Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of the Company’s common stock (the Common Shares) as of September 30, 2016 by:

●	each person known by the Company to beneficially own more than five percent of the Company’s outstanding Common Shares;

●	the Company’s directors;

●	the Company’s executive officers; and

●	all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the address of the person or persons named below is c/o Monmouth Real Estate Investment Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-D, Freehold, New Jersey 07728. In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within sixty (60) days of September 30, 2016 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Common Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Shares Outstanding(2)
The Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, PA 19355	7,324,264	(3)	10.63%

BlackRock Inc. 40 East 52nd Street New York, NY 10022	4,272,124	(4)	6.20%

Anna T. Chew	362,411	(5)	*
Daniel D. Cronheim	170,950	(6)	*
Catherine B. Elflein	10,686	(7)	*
Brian H. Haimm	11,560	(8)	*
Neal Herstik	16,312	(9)	*
Matthew I. Hirsch	74,165	(10)	*
Eugene W. Landy	1,980,805	(11)	2.86%
Michael P. Landy	580,781	(12)	*
Samuel A. Landy	343,821	(13)	*
Kevin S. Miller	38,133	(14)	*
Allison Nagelberg	70,203	(15)	*
Scott Robinson	6,857	(16)	*
Katie Rytter	8,129	(17)	*
Stephen B. Wolgin	60,570	(18)	*
Directors and Executive Officers as a group	3,735,383		5.39%

*Less than 1%.

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Common Shares listed.

(2)	Based on the number of Common Shares outstanding on September 30, 2016, which was 68,920,972.

(3)	Based on Schedule 13F filed with the SEC, The Vanguard Group, Inc. owns 7,324,264 Common Shares as of June 30, 2016.

(4)	Based on Schedule 13F filed with the SEC, BlackRock Inc. owns 4,272,124 Common Shares as of June 30, 2016.

(5)	Includes (a) 3,120 shares of unvested restricted stock; (b) 332,768 Common Shares owned jointly with Ms. Chew’s husband and (c) 29,643 Common Shares held in the UMH 401(k) Plan for Ms. Chew’s benefit. Ms. Chew is a co-trustee of the UMH 401(k) Plan and has shared voting power, but no dispositive power, over the 166,499 Common Shares held by the UMH 401(k) Plan. She, however, disclaims beneficial ownership of all of the Common Shares held by the UMH 401(k) Plan, except for the 29,643 Common Shares held by the UMH 401(k) Plan for her benefit.

(6)	Includes (a) 1,113 shares of unvested restricted stock; (b) 80,000 Common Shares held in a trust for Mr. Cronheim’s two minor family members, to which he disclaims any beneficial interest but he has sole dispositive and voting power and (c) 79,499 Common Shares pledged in a margin account

(7)	Includes (a) 1,113 shares of unvested restricted stock and (b) 3,500 Common Shares owned jointly with Ms. Elflein’s husband.

(8)	Includes 849 shares of unvested restricted stock.

(9)	Includes (a) 1,113 shares of unvested restricted stock and (b) 1,600 Common Shares owned by Mr. Herstik’s wife.

(10)	Includes 1,113 shares of unvested restricted stock.

(11)	Includes (a) 49,989 shares of unvested restricted stock; (b) 97,914 Common Shares owned by Mr. Eugene Landy’s wife; (c) 225,427 Common Shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a trustee and has shared voting and dispositive power; (d) 192,294 Common Shares held in the Landy & Landy Employees’ Pension Plan over which Mr. Landy has shared voting and dispositive power; (e) 13,048 Common Shares held in Landy Investments Ltd., over which Mr. Landy has shared voting and dispositive power; (f) 154,405 Common Shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, over which Mr. Landy has shared voting and dispositive power; (g) 34,841 Common Shares held by Juniper Plaza Associates, over which Mr. Landy has shared voting and dispositive power; (h) 27,521 Common Shares held by Windsor Industrial Park Associates, over which Mr. Landy has shared voting and dispositive power; (i) 378,951 Common Shares pledged in a margin account; and (j) 409,017 Common Shares pledged as security for loans. Includes 399,000 Common Shares issuable upon the exercise of stock options that are exercisable within 60 days of September 30, 2016. Excludes 65,000 Common Shares issuable upon the exercise of a stock option not exercisable within 60 days of September 30, 2016.

(12)	Includes (a) 16,675 shares of unvested restricted stock; (b) 32,012 Common Shares owned by Mr. Michael Landy’s wife; (c) 155,030 Common Shares held in custodial accounts for Mr. Landy’s children under the New Jersey Uniform Transfer to Minors Act in which he disclaims any beneficial interest but has power to vote; (d) 53,000 Common Shares held by EWL Grandchildren Fund, LLC; (e) 20,271 Common Shares held in the UMH 401(k) Plan for Mr. Landy’s benefit; and (f) 157,650 Common Shares pledged in a margin account.

(13)	Includes (a) 1,113 shares of unvested restricted stock; (b) 24,380 Common Shares owned by Mr. Samuel Landy’s wife; (c) 22,379 Common Shares held by the Samuel Landy Family Limited Partnership; (d) 53,000 Common Shares held in EWL Grandchildren Fund, LLC; (e) 40,332 Common Shares pledged in a margin account; (f) 172,086 Common Shares pledged as security for a loan and (g) 65,077 Common Shares held in the UMH 401(k) Plan for Mr. Landy’s benefit. As a co-trustee of the UMH 401(k) Plan, Mr. Landy has shared voting power, but no dispositive power, over the 166,499 Common Shares held in the UMH 401(k) Plan. He, however, disclaims beneficial ownership of all of the Common Shares held by the UMH 401(k) Plan, except for the 65,077 Common Shares held by the UMH 401(k) Plan for his benefit.

(14)	Includes (a) 20,374 shares of unvested restricted stock and (b) 881 Common Shares held in the UMH 401(k) Plan for Mr. Miller’s benefit.

(15)	Includes (a) 6,315 shares of unvested restricted stock; (b) 3,325 Common Shares owned by Ms. Nagelberg’s husband; (c) 1,638 Common Shares held in custodial accounts for Ms. Nagelberg’s children under the New Jersey Uniform Transfers to Minors Act with respect to which she disclaims any beneficial interest but she has sole dispositive and voting power and (d) 9,641 Common Shares held in the UMH 401(k) Plan for Ms. Nagelberg’s benefit.

(16)	Includes 1,113 shares of unvested restricted stock.

(17)	Includes (a) 218 Common Shares held in custodial accounts for Ms. Rytter’s son and nephew; and b) 636 Common Shares held in the UMH 401(k) Plan for Ms. Rytter’s benefit.

(18)	Includes (a) 1,113 shares of unvested restricted stock and (b) 2,839 Common Shares owned by Mr. Wolgin’s wife. As of September 30, 2016, Mr. Wolgin also owned (a) 2,600 shares of the Company’s 7.625% Series A Preferred Stock, which was redeemed on October 14, 2016 and (b) 8,500 shares of the Company’s 6.125% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock).

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR DEPENDENCE

There are no family relationships between any of the directors or executive officers of the Company, except that Samuel A. Landy, a director of the Company, and Michael P. Landy, President, Chief Executive Officer, and a director of the Company, are the sons of Eugene W. Landy, the Chairman of the Board and a director of the Company.

Daniel D. Cronheim is a director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and Cronheim Management Services, Inc. (CMSI). Daniel Cronheim received $49,500, $47,000 and $42,000 for director’s fees in fiscal 2016, 2015 and 2014, respectively. The David Cronheim Mortgage Corporation, an affiliated company of CMSI, received $-0-, $196,000 and $140,000 in mortgage brokerage commissions in fiscal 2016, 2015 and 2014, respectively, from the Company.

Six directors of the Company are also directors and shareholders of UMH. The Company holds common and preferred stock of UMH in its securities portfolio. See Note 6 of the Notes to the Consolidated Financial Statements included in this Form 10-K for current holdings. During fiscal 2016, the Company made total purchases of 77,456 common shares of UMH for a total cost of $777,588, or a weighted average cost of $10.04 per share, of which 67,456 shares were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. In addition, the Company made total purchases 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2,500,000. During fiscal 2016, UMH made total purchases of 120,098 common shares of the Company through the Company’s DRIP for a total cost of $1,348,141, or a weighted average cost of $11.23 per share.

The Company currently has thirteen full-time employees and one part-time employee. One of the Company’s employees (Director of Investor Relations, promoted to Vice President of Investor Relations in June 2015) was shared with UMH through September 30, 2015. Through September 30, 2015, the Vice President of Investor Relations’ salary was allocated 70% to the Company and 30% to UMH based on the time she worked for each entity. Effective October 1, 2015, the Vice President of Investor Relations began working solely for the Company at which point the Company no longer allocates any portion of her salary to UMH. In addition, the Company’s Chairman of the Board is also the Chairman of the Board of UMH. Effective as of October 1, 2015, other than the Company’s Chairman of the Board, the Company does not share any employees with UMH.

On August 22, 2014, the Company entered into a seven-year lease agreement to occupy 5,680 square feet for the Company’s corporate office space. The corporate office space is located in a new separate suite located in the same building as the Company’s former corporate office space. The lease became effective January 12, 2015, at which time, the Company ceased to share rent expense with UMH. Rent for the Company’s corporate office space is at an annual rate of $99,400 or $17.50 per square foot for years one through five and an annual rate of $100,820 or $17.75 per square foot for years six and seven. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, owns a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

PKF O’Connor Davies, LLP served as the Company’s independent registered public accountants for the years ended September 30, 2016 and 2015. A representative from PKF O’Connor Davies, LLP is expected to be present at the annual shareholders’ meeting in order to be available to respond to possible inquiries from shareholders’.

The following are fees billed by and accrued to PKF O’Connor Davies, LLP in connection with services rendered for the fiscal years ended September 30, 2016 and 2015:

	2016	2015
Audit Fees	$210,400	$203,450
Audit Related Fees	32,100	4,200
Tax Fees	54,400	47,500
All Other Fees	-0-	-0-
Total Fees	$296,900	$255,150

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

All of the services performed by PKF O’Connor Davies, LLP for the Company during fiscal 2016 were either expressly pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee Pre-Approval Policy, and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

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

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining PKF O’Connor Davies, LLP’s independence.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE(S)

(a) (1) The following Financial Statements are filed as part of this report:

(i) Report of Independent Registered Public Accounting Firm	93

(ii) Consolidated Balance Sheets as of September 30, 2016 and 2015	94-95

(iii) Consolidated Statements of Income for the years ended September 30, 2016, 2015 and 2014	96-97

(iv) Consolidated Statements of Comprehensive Income for the years ended September 30, 2016, 2015 and 2014	98

(v) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2016, 2015 and 2014	99-100

(vi) Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014	101

(vii) Notes to the Consolidated Financial Statements	102-138

(a) (2) The following Financial Statement Schedule is filed as part of this report:

(i) Schedule III - Real Estate and Accumulated Depreciation as of September 30, 2016	139-147

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the Consolidated Financial Statements or Notes hereto.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT’D)

(a)(3)	Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1

Agreement and Plan of Merger dated March 24, 2003 by and between MREIC Maryland, Inc., a Maryland corporation (“Monmouth Maryland”), and Monmouth Real Estate Investment Corporation, a Delaware corporation (“Monmouth Delaware”), dated March 24, 2003 (incorporated by reference Appendix A to the Proxy Statement filed by the Registrant with the Securities and Exchange Commission on April 7, 2003, Registration No. 000-04258).

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

3.2

Articles Supplementary, effective December 1, 2006 (incorporated by reference to Exhibit 3.3 to the Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 1, 2006, Registration No. 001-33177).

3.3	Articles of Amendment, effective April 21, 2010 (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, filed with the Commission, on April 19, 2010, Registration No. 001-33177).

3.4	Articles Supplementary, effective October 12, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 12, 2010, Registration No. 001-33177).

3.5	Articles of Amendment, effective March 7, 2011 (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 3, 2011, Registration No. 001-33177).

3.6	Articles of Amendment, effective January 26, 2012 (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2012, Registration No. 001-33177).

3.7

Articles Supplementary, effective June 1, 2012 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2012, Registration No. 001-33177).

3.8

Articles of Amendment, effective May 27, 2014 (incorporated by reference to Exhibit 5.03 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 28, 2014, Registration No. 001-33177).

3.9	Articles Supplementary, effective September 7, 2016 (incorporated by reference to Exhibit 3.9 to the Form 8-A filed by the Registrant with the Securities and Exchange Commission on September 8, 2016, Registration No. 001-33177).

3.10

Bylaws of the Company, as amended and restated, dated April 1, 2014 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 1, 2014, Registration No. 001-33177).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1

Specimen certificate representing the common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant with the Securities and Exchange Commission on August 5, 2015, Registration No. 001-33177).

4.2	Specimen certificate representing the Series A Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 8-A filed by the Registrant with the Securities and Exchange Commission on December 1, 2006, Registration No. 001-33177).

4.3		Specimen certificate representing the Series B Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.3 to the form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 29, 2012, Registration No. 333-181172).

4.4		Specimen certificate representing the Series C Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.4 to the form 8-A filed by the Registrant with the Securities and Exchange Commission on September 8, 2016, Registration No. 001-33177).

(10)		Material Contracts

10.1	+	Employment Agreement with Mr. Eugene W. Landy dated December 9, 1994 (incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on December 28, 1994).

10.2	+

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

90

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

Eighth Amendment to Employment Agreement – Eugene W. Landy, dated January 12, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 13, 2016, Registration No. 001-33177).

10.10	+

Employment Agreement – Kevin S. Miller, dated December 28, 2012 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 28, 2012, Registration No. 001-33177).

10.11	+

Employment Agreement – Kevin S. Miller, dated January 5, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 5, 2016, Registration No. 001-33177).

10.12	+

Employment Agreement - Michael P. Landy, dated September 23, 2013 (incorporated by reference to Exhibit 99 to the Form 8-K/A filed by the Registrant with the Securities and Exchange Commission on September 26, 2013, Registration No. 001-33177).

10.13	+

Employment Agreement - Michael P. Landy, dated January 11, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 11, 2016, Registration No. 001-33177).

10.14	+

Employment Agreement – Allison Nagelberg, dated January 6, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2014, Registration No. 001-33177).

10.15	+

Monmouth Real Estate Investment Corporation’s 2007 Stock Option Plan, Amended and Restated (incorporated by reference to Appendix A to the Proxy Statement filed by the Registrant with the Securities and Exchange Committee on March 26, 2010, Registration No.001-33177).

10.16	+ *	Form of Restricted Stock Award Agreement

10.17	+

Form of Indemnification Agreement between Monmouth Real Estate Investment Corporation and its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 23, 2012).

10.18

Dividend Reinvestment and Stock Purchase Plan of Monmouth Real Estate Investment Corporation (incorporated by reference to Form S-3D filed by the Registrant with the Securities and Exchange Commission on March 1, 2016, Registration No. 333-209856).

10.19

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

10.20		First Amendment to Credit Agreement by and among Monmouth Real Estate Investment Corporation, the subsidiary guarantors party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets, as sole lease arranger and sole book runner, and JPMorgan Chase Bank N.A. and Royal Bank of Canada, as co-syndication agents, dated as of September 30, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 4, 2016, Registration No. 001-33177).
(12)	*	Statement of Computation of Ratios.

(21)	*	Subsidiaries of the Registrant.

(23)	*	Consent of PKF O’Connor Davies, LLP.

(31.1)	*	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	*	Certification of Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	++	XBRL Instance Document
101.SCH	++	XBRL Taxonomy Extension Schema Document
101.CAL	++	XBRL Taxonomy Extension Calculation Document
101.LAB	++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
+	Denotes a management contract or compensatory plan or arrangement.
++	Pursuant to Rule 406T of Regulation S-T, this interactive date file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited the accompanying consolidated balance sheets of Monmouth Real Estate Investment Corporation (the “Company”) as of September 30, 2016 and 2015 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monmouth Real Estate Investment Corporation at September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 25, 2016 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies, LLP
New York, New York
November 25, 2016

* * *

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

	2016	2015
ASSETS
Real Estate Investments:
Land	$165,375,315	$133,500,315
Buildings and Improvements	1,005,938,180	807,509,590
Total Real Estate Investments	1,171,313,495	941,009,905
Accumulated Depreciation	(148,830,169)	(124,898,639)
Net Real Estate Investments	1,022,483,326	816,111,266

Cash and Cash Equivalents	95,749,508	12,073,909
Securities Available for Sale at Fair Value	73,604,894	54,541,237
Tenant and Other Receivables	1,444,824	783,052
Deferred Rent Receivable	6,917,431	5,205,295
Prepaid Expenses	4,830,987	3,931,616
Financing Costs, net of Accumulated Amortization of $3,399,232 and $3,247,014, respectively	7,518,066	5,987,911
Capitalized Lease Costs, net of Accumulated Amortization of $3,238,516 and $2,534,521, respectively	4,165,268	3,407,432
Intangible Assets, net of Accumulated Amortization of $12,332,599 and $11,153,855, respectively	5,816,153	6,115,134
Other Assets	7,227,571	7,835,090

TOTAL ASSETS	$1,229,758,028	$915,991,942

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30,

	2016	2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage Notes Payable	$483,748,153	$373,991,174
Loans Payable	80,790,684	85,041,386
Preferred Stock Called for Redemption	53,493,750	-0-
Accounts Payable and Accrued Expenses	3,998,771	3,113,274
Other Liabilities	9,868,572	7,835,468
Total Liabilities	631,899,930	469,981,302

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: -0- and 2,139,750 Shares Authorized, Issued and Outstanding as of September 30, 2016 and 2015, respectively	-0-	53,493,750
7.875% Series B Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of September 30, 2016 and 2015	57,500,000	57,500,000
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 5,400,000 and -0- Shares Authorized, Issued and Outstanding as of September 30, 2016 and 2015, respectively	135,000,000	-0-
Common Stock - $0.01 Par Value Per Share: 194,600,000 and 200,000,000 Shares Authorized as of September 30, 2016 and 2015, respectively; 68,920,972 and 62,123,454 Shares Issued and Outstanding as of September 30, 2016 and 2015, respectively	689,210	621,235
Excess Stock - $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of September 30, 2016 and 2015; No Shares Issued or Outstanding as of September 30, 2016 and 2015	-0-	-0-
Additional Paid-In Capital	391,726,621	339,837,258
Accumulated Other Comprehensive Income (Loss)	12,942,267	(5,441,603)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	597,858,098	446,010,640

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,229,758,028	$915,991,942

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2016	2015	2014
INCOME:
Rental Revenue	$81,592,429	$67,059,385	$55,512,165
Reimbursement Revenue	13,323,681	10,716,112	9,160,176
Lease Termination Income	-0-	238,625	1,182,890
TOTAL INCOME	94,916,110	78,014,122	65,855,231

EXPENSES:
Real Estate Taxes	10,455,401	8,362,135	7,605,611
Operating Expenses	4,273,899	4,127,884	3,711,868
General & Administrative Expenses	7,936,124	6,305,928	5,709,937
Acquisition Costs	730,441	1,546,088	481,880
Depreciation	24,055,022	19,705,320	15,908,769
Amortization of Capitalized Lease Costs and Intangible Assets	2,032,658	2,067,408	1,810,812
TOTAL EXPENSES	49,483,545	42,114,763	35,228,877

OTHER INCOME (EXPENSE):
Dividend and Interest Income	5,616,392	3,723,867	3,882,597
Gain on Sale of Securities Transactions, net	4,398,599	805,513	2,166,766
Interest Expense	(21,836,811)	(18,558,150)	(16,104,678)
Amortization of Financing Costs	(1,116,238)	(1,286,016)	(725,745)
TOTAL OTHER INCOME (EXPENSE)	(12,938,058)	(15,314,786)	(10,781,060)

INCOME FROM CONTINUING OPERATIONS	32,494,507	20,584,573	19,845,294

Gain on Sale of Real Estate Investment	-0-	5,021,242	-0-

NET INCOME	32,494,507	25,605,815	19,845,294

Less: Preferred Dividends	9,020,470	8,607,032	8,607,032
Less: Redemption of Preferred Stock	2,942,149	-0-	-0-

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$20,531,888	$16,998,783	$11,238,262

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2016	2015	2014
BASIC INCOME – PER SHARE
Net Income	0.50	0.43	0.40
Less: Preferred Dividends	(0.14)	(0.14)	(0.17)
Less: Redemption of Preferred Stock	(0.05)	-0-	-0-
Net Income Attributable to Common Shareholders – Basic	$0.31	$0.29	$0.23

DILUTED INCOME – PER SHARE
Net Income	0.50	0.43	0.40
Less: Preferred Dividends	(0.14)	(0.14)	(0.17)
Less: Redemption of Preferred Stock	(0.05)	-0-	-0-
Net Income Attributable to Common Shareholders – Diluted	$0.31	$0.29	$0.23

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	65,468,564	59,085,888	49,829,924
Diluted	65,558,284	59,201,296	49,925,036

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2016	2015	2014

Net Income	$32,494,507	$25,605,815	$19,845,294
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During the Period	22,782,469	(4,757,446)	298,854
Reclassification Adjustment for Net Gains of Sales of Securities Transactions Realized in Income	(4,398,599)	(805,513)	(2,166,766)
Total Comprehensive Income	50,878,377	20,042,856	17,977,382
Less: Preferred Dividends	9,020,470	8,607,032	8,607,032
Less: Redemption of Preferred Stock	2,942,149	-0-	-0-
Comprehensive Income Attributable to Common Shareholders	$38,915,758	$11,435,824	$9,370,350

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2016, 2015, AND 2014

	Common Stock	Preferred Stock Series A	Preferred Stock Series B	Preferred Stock Series C	Additional Paid in Capital
Balance September 30, 2013	$444,885	$53,493,750	$57,500,000	$-0-	$222,487,068
Shares Issued in Connection with the DRIP (1)	42,961	-0-	-0-	-0-	38,047,373
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	80,500	-0-	-0-	-0-	65,032,186
Shares Issued Through the Exercise of Stock Options	1,642	-0-	-0-	-0-	1,325,527
Shares Issued Through Restricted Stock Awards	100	-0-	-0-	-0-	(100)
Stock Compensation Expense	-0-	-0-	-0-	-0-	347,002
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(18,293,168)
Net Income	-0-	-0-	-0-	-0-	-0-
Preferred Dividends	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Availablefor Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2014	570,088	53,493,750	57,500,000	-0-	308,945,888
Shares Issued in Connection with the DRIP (1)	49,755	-0-	-0-	-0-	48,354,801
Shares Issued Through the Exercise of Stock Options	812	-0-	-0-	-0-	611,598
Shares Issued Through Restricted Stock Awards	580	-0-	-0-	-0-	(580)
Stock Compensation Expense	-0-	-0-	-0-	-0-	448,895
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(18,523,344)
Net Income	-0-	-0-	-0-	-0-	-0-
Preferred Dividends	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Availablefor Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2015	621,235	53,493,750	57,500,000	-0-	339,837,258
Shares Issued in Connection with the DRIP (1)	65,157	-0-	-0-	-0-	72,110,640
Shares Issued in Connection with Underwritten Public Offering of Series C Preferred Stock, net of offering costs	-0-	-0-	-0-	135,000,000	(4,456,578)
Preferred Stock Called for Redemption	-0-	(53,493,750)	-0-	-0-	2,930,649
Shares Issued Through the Exercise of Stock Options	2,450	-0-	-0-	-0-	1,880,850
Shares Issued Through Restricted Stock Awards	400	-0-	-0-	-0-	(400)
Cancellation of Shares Related to Forfeiture of Restricted Stock Awards	(32)	-0-	-0-	-0-	32
Stock Compensation Expense	-0-	-0-	-0-	-0-	926,465
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(21,502,295)
Net Income	-0-	-0-	-0-	-0-	-0-
Preferred Dividends	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Availablefor Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2016	$689,210	$-0-	$57,500,000	$135,000,000	$391,726,621

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2016, 2015 AND 2014, CONT’D.

	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2013	$-0-	$1,989,268	$335,914,971
Shares Issued in Connection with the DRIP (1)	-0-	-0-	38,090,334
Shares Issued in Connection with Underwritten PublicOffering of Common Stock, net of offering costs	-0-	-0-	65,112,686
Shares Issued Through the Exercise of Stock Options	-0-	-0-	1,327,169
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	347,002
Distributions To Common Shareholders	(11,238,262)	-0-	(29,531,430)
Net Income	19,845,294	-0-	19,845,294
Preferred Dividends	(8,607,032)	-0-	(8,607,032)
Unrealized Net Holding Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(1,867,912)	(1,867,912)
Balance September 30, 2014	-0-	121,356	420,631,082
Shares Issued in Connection with the DRIP (1)	-0-	-0-	48,404,556
Shares Issued Through the Exercise of Stock Options	-0-	-0-	612,410
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	448,895
Distributions To Common Shareholders	(16,998,783)	-0-	(35,522,127)
Net Income	25,605,815	-0-	25,605,815
Preferred Dividends	(8,607,032)	-0-	(8,607,032)
Unrealized Net Holding Loss on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(5,562,959)	(5,562,959)
Balance September 30, 2015	-0-	(5,441,603)	446,010,640
Shares Issued in Connection with the DRIP (1)	-0-	-0-	72,175,797
Shares Issued in Connection with Underwritten Public Offering of Series C Preferred Stock, net of offering costs	-0-	-0-	130,543,422
Preferred Stock Called for Redemption	(2,942,149)	-0-	(53,505,250)
Shares Issued Through the Exercise of Stock Options	-0-	-0-	1,883,300
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Cancellation of Shares Related to Forfeiture of Restricted Stock Awards	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	926,465
Distributions To Common Shareholders	(20,531,888)	-0-	(42,034,183)
Net Income	32,494,507	-0-	32,494,507
Preferred Dividends	(9,020,470)	-0-	(9,020,470)
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	18,383,870	18,383,870
Balance September 30, 2016	$-0-	$12,942,267	$597,858,098

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$32,494,507	$25,605,815	$19,845,294
Noncash Items Included in Net Income:
Depreciation & Amortization	27,203,918	23,058,744	18,445,326
Stock Compensation Expense	926,465	448,895	347,002
Gain on Sale of Securities Transactions, net	(4,398,599)	(805,513)	(2,166,766)
Gain on Sale of Real Estate Investments	-0-	(5,021,242)	-0-
Changes in:
Tenant, Deferred Rent & Other Receivables	(1,640,504)	(800,203)	(922,107)
Prepaid Expenses	(899,371)	(1,166,821)	(563,525)
Other Assets and Capitalized Lease Costs	(1,814,638)	(2,359,895)	(1,086,846)
Accounts Payable, Accrued Expenses & Other Liabilities	2,827,722	(897,495)	957,907
NET CASH PROVIDED BY OPERATING ACTIVITIES	54,699,500	38,062,285	34,856,285

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(210,747,340)	(192,187,485)	(97,374,760)
Capital and Land Site Improvements	(21,566,561)	(10,541,656)	(19,674,128)
Proceeds on Sale of Real Estate	-0-	8,846,686	-0-
Return of Deposits on Real Estate	2,950,000	3,100,000	2,050,000
Deposits Paid on Acquisitions of Real Estate	(2,200,000)	(3,700,000)	(3,250,000)
Purchase of Securities Available for Sale	(19,055,956)	(16,188,760)	(27,840,200)
Proceeds from Sale of Securities Available for Sale	22,774,768	16,201,480	14,279,391
NET CASH USED IN INVESTING ACTIVITIES	(227,845,089)	(194,469,735)	(131,809,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Mortgage Notes Payable	153,428,485	122,173,058	62,905,000
Principal Payments on Mortgage Notes Payable	(43,671,506)	(35,977,890)	(25,202,376)
Net (Repayments) Proceeds from Loans Payable	(4,250,702)	59,841,386	3,000,000
Financing Costs Paid on Debt	(2,646,393)	(2,917,663)	(2,070,790)
Proceeds from Underwritten Public Offering of Preferred Stock, net of offering costs	130,543,422	-0-	-0-
Proceeds from Underwritten Public Offering of CommonStock, net of offering costs	-0-	-0-	65,112,686
Proceeds from Issuance of Common Stock in the DRIP, netof Dividend Reinvestments	63,806,651	39,915,387	30,465,806
Proceeds from the Exercise of Stock Options	1,883,300	612,410	1,327,169
Preferred Dividends Paid	(8,607,032)	(8,607,032)	(8,607,032)
Common Dividends Paid, net of Reinvestments	(33,665,037)	(27,032,958)	(21,906,902)
NET CASH PROVIDED BY FINANCING ACTIVITIES	256,821,188	148,006,698	105,023,561

Net Increase (Decrease) in Cash and Cash Equivalents	83,675,599	(8,400,752)	8,070,149
Cash and Cash Equivalents at Beginning of Year	12,073,909	20,474,661	12,404,512

CASH AND CASH EQUIVALENTS AT END OF YEAR	$95,749,508	$12,073,909	$20,474,661

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation (a Maryland corporation) and its subsidiaries (the Company) operate as a real estate investment trust (REIT), deriving its income primarily from real estate rental operations. As of September 30, 2016 and 2015, rental properties consisted of ninety-nine and ninety-one property holdings, respectively. These properties are located in thirty states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. In addition, the Company holds a portfolio of REIT securities which the Company generally limits to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation).

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

At September 30, 2016, Monmouth Capital owns a 51% majority interest in Palmer Terrace Realty Associates, LLC (a New Jersey limited liability company) (Palmer Terrace). The Company consolidates the results of operations of Palmer Terrace. Non-controlling interest represents 49% of the members’ equity in Palmer Terrace and is included in Other Liabilities in the accompanying Consolidated Balance Sheet.

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

Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired as if vacant, which generally consist of land, buildings and intangible assets, including above and below market leases and in-place leases. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property generally determined by third party appraisal of the property obtained in conjunction with the purchase.

The purchase price is further allocated to acquired above and below market leases based on the present value of the difference between prevailing market rates and the in-place lease rates over the remaining term. In addition, any remaining amounts of the purchase price are applied to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease. In-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationships with the tenant, the tenant’s credit quality and expectations of lease renewals are also considered. Acquired above and below market leases are amortized to rental revenue over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles (including customer relationships) is amortized to amortization expense over the remaining lease term. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, deferred rent and the in-place lease value is charged to expense.

Marketable Securities

Investments in securities available for sale primarily consist of marketable common and preferred stock securities of other REITs, which the Company generally limits to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These marketable securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. These securities may be classified among three categories: held-to-maturity, trading, and available-for-sale. The Company normally holds REIT securities on a long term basis and has the ability and intent to hold securities to recovery, therefore as of September 30, 2016 and 2015, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices in active markets. Gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in the unrealized net holding gains (losses) is reflected as Comprehensive Income (Loss).

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

Intangible Assets, Capitalized Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases. Upon termination of a lease, the unamortized portion is charged to expense. The weighted-average amortization period upon acquisition for intangible assets recorded during 2016, 2015 and 2014 was 12 years, 13 years and 14 years, respectively.

Costs incurred in connection with the execution of leases are capitalized and amortized over the term of the respective leases. Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms. Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized over the term of the related obligations using the effective interest method. Unamortized costs are charged to expense upon prepayment of the obligation. Amortization expense related to these deferred leasing and financing costs were $2,072,120, $2,042,520 and $1,231,222 for the years ended September 30, 2016, 2015 and 2014, respectively. The Company estimates that aggregate amortization expense for existing assets will be approximately $1,936,000, $1,743,000, $1,550,000, $1,009,000 and $931,000 for the fiscal years 2017, 2018, 2019, 2020 and 2021, respectively.

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

The Company provides an allowance for doubtful accounts against the portion of tenant and other receivables and deferred rent receivable which are estimated to be uncollectible. For accounts receivable the Company deems uncollectible, the Company uses the direct write-off method. The Company did not have an allowance for doubtful accounts as of September 30, 2016 and 2015.

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

Of the Company’s ninety-nine properties, only three leases, representing 1.3% of the Company’s gross leasable area, contain an early termination provision, which are as follows: the Company’s lease with its tenant at its 26,340 square foot location in Ridgeland (Jackson), MS, the Company’s lease with its tenant at its 83,000 square foot location in Roanoke, VA and the Company’s lease with its tenant at its 102,135 square foot location in O’Fallon (St. Louis), MO.

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

In addition, common stock equivalents of 89,720, 115,408 and 95,112 shares are included in the diluted weighted average shares outstanding for fiscal years 2016, 2015 and 2014, respectively. As of September 30, 2016, 2015 and 2014, options to purchase -0-, 65,000 and 65,000 shares, respectively, were antidilutive.

Stock Compensation Plan

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $926,465, $448,895 and $347,002 have been recognized in 2016, 2015 and 2014, respectively. Included in Note 9 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted shares.

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

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of September 30, 2016. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of September 30, 2016, the fiscal tax years 2013 through and including 2016 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In March 2016, FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments”. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

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

NOTE 2 – REAL ESTATE INVESTMENTS

The following is a summary of the cost and accumulated depreciation of the Company’s land, buildings and improvements at September 30, 2016 and 2015:

SEPTEMBER 30, 2016	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$748,115	$5,857,016	$936,862	$5,668,269
Arizona:
Tolleson (Phoenix)	Industrial	1,316,075	15,508,151	5,115,610	11,708,616
Colorado:
Colorado Springs	Industrial	1,270,000	5,934,472	1,490,351	5,714,121
Colorado Springs	Industrial	2,150,000	26,350,000	225,214	28,274,786
Denver	Industrial	1,150,000	5,204,051	1,437,516	4,916,535
Connecticut:
Newington (Hartford)	Industrial	410,000	3,053,824	1,207,938	2,255,886
Florida:
Cocoa	Industrial	1,881,316	12,246,133	2,113,243	12,014,206
Davenport (Orlando)	Industrial	7,060,000	30,720,000	131,282	37,648,718
Ft. Myers	Industrial	1,910,000	3,107,447	991,678	4,025,769
Jacksonville (FDX)	Industrial	1,165,000	5,081,404	2,295,680	3,950,724
Jacksonville (FDX Ground)	Industrial	6,000,000	24,645,954	1,053,246	29,592,708
Lakeland	Industrial	261,000	1,721,532	466,240	1,516,292
Orlando	Industrial	2,200,000	6,354,432	1,471,814	7,082,618
Punta Gorda	Industrial	-0-	4,113,265	833,789	3,279,476
Tampa (FDX Ground)	Industrial	5,000,000	14,696,102	4,161,734	15,534,368
Tampa (FDX)	Industrial	2,830,000	4,762,861	1,258,519	6,334,342
Tampa (Tampa Bay Grand Prix)	Industrial	1,867,000	3,810,982	941,848	4,736,134
Georgia:
Augusta (FDX Ground)	Industrial	614,406	4,739,628	1,258,944	4,095,090
Augusta (FDX)	Industrial	380,000	1,591,732	367,357	1,604,375
Griffin (Atlanta)	Industrial	760,000	14,108,857	3,767,103	11,101,754
Illinois:
Burr Ridge (Chicago)	Industrial	270,000	1,422,901	656,159	1,036,742
Elgin (Chicago)	Industrial	1,280,000	5,652,916	2,124,899	4,808,017
Granite City (St. Louis, MO)	Industrial	340,000	12,202,814	4,485,359	8,057,455
Montgomery (Chicago)	Industrial	2,000,000	9,298,367	2,282,887	9,015,480
Rockford (B/E Aerospace)	Industrial	480,000	4,620,000	236,923	4,863,077
Rockford (Sherwin-Williams)	Industrial	1,100,000	4,451,227	628,612	4,922,615
Sauget (St. Louis, MO)	Industrial	1,890,000	13,314,950	682,605	14,522,345
Schaumburg (Chicago)	Industrial	1,039,800	3,941,614	2,037,309	2,944,105
Wheeling (Chicago)	Industrial	5,112,120	13,425,532	3,735,969	14,801,683
Indiana:
Greenwood (Indianapolis)	Industrial	2,250,000	35,250,391	1,280,020	36,220,371
Indianapolis	Industrial	3,500,000	20,446,000	1,132,868	22,813,132
Iowa:
Urbandale (Des Moines)	Industrial	310,000	1,851,895	1,094,293	1,067,602
Kansas:
Edwardsville (Kansas City)(Carlisle Tire)	Industrial	1,185,000	6,040,401	2,158,091	5,067,310
Edwardsville (Kansas City)(International Paper)	Industrial	2,750,000	15,544,108	1,172,549	17,121,559
Olathe (Kansas City)	Industrial	2,350,000	29,387,000	125,585	31,611,415
Topeka	Industrial	-0-	3,679,843	707,765	2,972,078
Kentucky:
Buckner (Louisville)	Industrial	2,280,000	24,487,852	1,834,166	24,933,686
Frankfort (Lexington)	Industrial	1,850,000	26,150,000	1,229,274	26,770,726
Louisville	Industrial	1,590,000	9,714,000	83,026	11,220,974
Louisiana:
Covington (New Orleans)	Industrial	2,720,000	15,690,000	335,256	18,074,744

SEPTEMBER 30, 2016 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
Maryland:
Beltsville (Washington, DC)	Industrial	$3,200,000	$11,312,355	$3,536,076	$10,976,279
Michigan:
Livonia (Detroit)	Industrial	320,000	13,442,030	1,350,345	12,411,685
Orion	Industrial	4,649,971	18,235,665	3,549,648	19,335,988
Romulus (Detroit)	Industrial	531,000	4,069,532	1,804,248	2,796,284
Minnesota:
Stewartville (Rochester)	Industrial	900,000	4,320,000	332,308	4,887,692
White Bear Lake (Minneapolis/St. Paul)	Industrial	1,393,000	3,764,126	927,965	4,229,161
Mississippi:
Olive Branch (Memphis, TN)(Anda Distribution)	Industrial	800,000	13,750,000	1,498,397	13,051,603
Olive Branch (Memphis, TN)(Milwaukee Tool)	Industrial	2,550,000	34,364,917	2,275,368	34,639,549
Richland (Jackson)	Industrial	211,000	1,689,691	826,199	1,074,492
Ridgeland (Jackson)	Industrial	218,000	1,640,591	1,177,386	681,205
Missouri:
Kansas City (Bunzl)	Industrial	1,000,000	8,600,000	422,650	9,177,350
Kansas City (Kellogg)	Industrial	660,000	4,140,474	1,022,653	3,777,821
Liberty (Kansas City)	Industrial	723,000	6,674,881	3,152,489	4,245,392
O’Fallon (St. Louis)	Industrial	264,000	3,981,913	2,096,073	2,149,840
St. Joseph	Industrial	800,000	12,433,706	4,756,910	8,476,796
Nebraska:
Omaha	Industrial	1,170,000	4,774,691	2,109,230	3,835,461
New Jersey:
Carlstadt (New York, NY)	Industrial	1,194,000	3,709,589	849,584	4,054,005
Somerset	Shopping Center	34,316	3,038,565	1,399,343	1,673,538
New York:
Cheektowaga (Buffalo)	Industrial	4,796,765	6,164,058	1,531,509	9,429,314
Halfmoon (Albany)	Industrial	1,190,000	4,335,600	500,262	5,025,338
Orangeburg (New York)	Industrial	694,720	3,200,955	2,319,253	1,576,422
North Carolina:
Concord (Charlotte)	Industrial	4,305,000	27,670,897	650,384	31,325,513
Fayetteville	Industrial	172,000	5,269,876	2,458,876	2,983,000
Winston-Salem	Industrial	980,000	6,258,613	2,185,430	5,053,183
Ohio:
Bedford Heights (Cleveland)	Industrial	990,000	5,873,879	1,521,396	5,342,483
Cincinnati	Industrial	800,000	5,950,000	165,278	6,584,722
Lebanon (Cincinnati)	Industrial	240,000	4,212,425	485,114	3,967,311
Monroe (Cincinnati)	Industrial	1,800,000	11,137,000	452,143	12,484,857
Richfield (Cleveland)	Industrial	2,676,848	13,758,630	2,373,693	14,061,785
Streetsboro (Cleveland)	Industrial	1,760,000	17,840,000	2,058,462	17,541,538
West Chester Twp. (Cincinnati)	Industrial	695,000	5,033,690	1,947,128	3,781,562
Oklahoma:
Oklahoma City	Industrial	1,410,000	11,170,262	1,014,638	11,565,624
Tulsa	Industrial	790,000	2,958,031	227,268	3,520,763
Pennsylvania:
Altoona	Industrial	1,200,000	7,808,650	583,052	8,425,598
Imperial (Pittsburgh)	Industrial	3,700,000	16,250,000	243,056	19,706,944
Monaca (Pittsburgh)	Industrial	401,716	7,404,507	2,331,288	5,474,935
South Carolina:
Ft. Mill (Charlotte, NC)	Industrial	1,670,000	13,743,307	1,949,873	13,463,434
Hanahan (Charleston)(SAIC)	Industrial	1,129,000	12,211,592	3,577,226	9,763,366
Hanahan (Charleston)(FDX Ground)	Industrial	930,000	6,684,653	1,724,191	5,890,462
Tennessee:
Chattanooga	Industrial	300,000	4,712,203	1,131,706	3,880,497
Lebanon (Nashville)	Industrial	2,230,000	11,985,126	1,536,542	12,678,584

SEPTEMBER 30, 2016 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value

Memphis	Industrial	$1,240,887	$13,380,000	$2,230,008	$12,390,879
Shelby County	Vacant Land	11,065	-0-	-0-	11,065
Texas:
Carrollton (Dallas)	Industrial	1,500,000	16,269,106	2,708,020	15,061,086
Corpus Christi	Industrial	-0-	4,764,500	549,750	4,214,750
Edinburg	Industrial	1,000,000	10,423,872	907,803	10,516,069
El Paso	Industrial	3,225,195	9,205,997	1,442,146	10,989,046
Fort Worth (Dallas)	Industrial	8,200,000	27,100,832	810,709	34,490,123
Houston	Industrial	1,730,000	6,353,107	1,080,294	7,002,813
Lindale (Tyler)	Industrial	540,000	9,390,000	481,538	9,448,462
Spring (Houston)	Industrial	1,890,000	17,393,798	1,183,663	18,100,135
Waco	Industrial	1,350,000	11,196,157	923,263	11,622,894
Virginia:
Charlottesville	Industrial	1,170,000	3,178,499	1,393,226	2,955,273
Mechanicsville (Richmond) (FDX)	Industrial	1,160,000	6,598,181	2,644,156	5,114,025
Richmond (United Technologies)	Industrial	446,000	4,322,309	1,229,737	3,538,572
Roanoke (CHEP)	Industrial	1,853,000	5,552,447	1,329,033	6,076,414
Roanoke (FDX Ground)	Industrial	1,740,000	8,460,000	714,038	9,485,962
Washington:
Burlington (Seattle/Everett)	Industrial	8,000,000	22,210,680	284,752	29,925,928
Wisconsin:
Cudahy (Milwaukee)	Industrial	980,000	8,402,361	2,853,810	6,528,551
Green Bay	Industrial	590,000	5,980,000	460,000	6,110,000

Total as of September 30, 2016		$165,375,315	$1,005,938,180	$148,830,169	$1,022,483,326

SEPTEMBER 30, 2015	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$748,115	$4,003,626	$821,527	$3,930,214
Arizona:
Tolleson (Phoenix)	Industrial	1,316,075	13,852,511	4,669,262	10,499,324
Colorado:
Colorado Springs	Industrial	1,270,000	5,925,115	1,336,829	5,858,286
Denver	Industrial	1,150,000	5,204,051	1,304,213	5,049,838
Connecticut:
Newington (Hartford)	Industrial	410,000	3,053,824	1,129,167	2,334,657
Florida:
Cocoa	Industrial	1,881,316	12,208,527	1,793,254	12,296,589
Ft. Myers	Industrial	1,910,000	3,107,447	913,073	4,104,374
Jacksonville (FDX)	Industrial	1,165,000	5,064,421	2,145,184	4,084,237
Jacksonville (FDX Ground)	Industrial	6,000,000	24,645,954	421,298	30,224,656
Lakeland	Industrial	261,000	1,705,211	406,472	1,559,739
Orlando	Industrial	2,200,000	6,341,237	1,307,147	7,234,090
Punta Gorda	Industrial	-0-	4,104,915	742,718	3,362,197
Tampa (FDX Ground)	Industrial	5,000,000	13,448,962	3,799,846	14,649,116
Tampa (FDX)	Industrial	2,830,000	4,735,717	1,135,794	6,429,923
Tampa (Tampa Bay Grand Prix)	Industrial	1,867,000	3,784,066	841,103	4,809,963
Georgia:
Augusta (FDX Ground)	Industrial	614,406	4,714,467	1,137,702	4,191,171
Augusta (FDX)	Industrial	380,000	1,567,032	321,283	1,625,749
Griffin (Atlanta)	Industrial	760,000	14,108,857	3,405,334	11,463,523

SEPTEMBER 30, 2015 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
Illinois:
Burr Ridge (Chicago)	Industrial	$270,000	$1,414,201	$613,666	$1,070,535
Elgin (Chicago)	Industrial	1,280,000	5,646,956	1,976,098	4,950,858
Granite City (St. Louis, MO)	Industrial	340,000	12,046,675	4,171,237	8,215,438
Montgomery (Chicago)	Industrial	2,000,000	9,298,367	2,043,560	9,254,807
Rockford (B/E Aerospace)	Industrial	480,000	4,620,000	118,462	4,981,538
Rockford (Sherwin-Williams)	Industrial	1,100,000	4,451,227	512,938	5,038,289
Sauget (St. Louis, MO)	Industrial	1,890,000	13,310,000	341,282	14,858,718
Schaumburg (Chicago)	Industrial	1,039,800	3,927,839	1,932,902	3,034,737
Wheeling (Chicago)	Industrial	5,112,120	13,425,532	3,392,350	15,145,302
Indiana:
Greenwood (Indianapolis)	Industrial	2,250,000	35,234,574	376,438	37,108,136
Indianapolis	Industrial	3,500,000	20,446,000	608,611	23,337,389
Iowa:
Urbandale (Des Moines)	Industrial	310,000	1,851,895	1,042,050	1,119,845
Kansas:
Edwardsville (Kansas City)(Carlisle Tire)	Industrial	1,185,000	6,040,401	1,957,985	5,267,416
Edwardsville (Kansas City)(International Paper)	Industrial	2,750,000	15,538,753	757,934	17,530,819
Topeka	Industrial	-0-	3,679,843	613,406	3,066,437
Kentucky:
Buckner (Louisville)	Industrial	2,280,000	24,439,716	1,199,729	25,519,987
Frankfort (Lexington)	Industrial	1,850,000	26,150,000	558,761	27,441,239
Maryland:
Beltsville (Washington, DC)	Industrial	3,200,000	11,267,755	3,230,319	11,237,436
Michigan:
Livonia (Detroit)	Industrial	320,000	13,410,533	1,002,083	12,728,450
Orion	Industrial	4,649,971	18,229,798	3,080,057	19,799,712
Romulus (Detroit)	Industrial	531,000	4,069,532	1,691,732	2,908,800
Minnesota:
Stewartville (Rochester)	Industrial	900,000	4,320,000	221,538	4,998,462
White Bear Lake (Minneapolis/St. Paul)	Industrial	1,393,000	3,764,126	831,891	4,325,235
Mississippi:
Olive Branch (Memphis, TN)(Anda Distribution)	Industrial	800,000	13,750,000	1,145,833	13,404,167
Olive Branch (Memphis, TN)(Milwaukee Tool)	Industrial	2,550,000	24,952,797	1,592,066	25,910,731
Richland (Jackson)	Industrial	211,000	1,689,691	748,265	1,152,426
Ridgeland (Jackson)	Industrial	218,000	1,632,794	1,109,322	741,472
Missouri:
Kansas City (Bunzl)	Industrial	1,000,000	8,600,000	202,137	9,397,863
Kansas City (Kellogg)	Industrial	660,000	4,088,374	901,195	3,847,179
Liberty (Kansas City)	Industrial	723,000	6,650,618	2,973,407	4,400,211
O’Fallon (St. Louis)	Industrial	264,000	3,981,913	1,963,226	2,282,687
St. Joseph	Industrial	800,000	12,382,772	4,423,009	8,759,763
Nebraska:
Omaha	Industrial	1,170,000	4,767,281	1,984,805	3,952,476
New Jersey:
Carlstadt (New York, NY)	Industrial	1,194,000	3,695,712	767,084	4,122,628
Somerset	Shopping Center	34,316	2,660,928	1,318,964	1,376,280
New York:
Cheektowaga (Buffalo)	Industrial	4,796,765	6,164,058	1,370,655	9,590,168
Halfmoon (Albany)	Industrial	1,190,000	4,335,600	389,092	5,136,508
Orangeburg (New York)	Industrial	694,720	3,200,955	2,201,868	1,693,807
North Carolina:
Fayetteville	Industrial	172,000	4,712,522	2,229,107	2,655,415

SEPTEMBER 30, 2015 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value

Winston-Salem	Industrial	$980,000	$5,942,086	$1,980,737	$4,941,349
Ohio:
Bedford Heights (Cleveland)	Industrial	990,000	5,789,591	1,337,898	5,441,693
Cincinnati	Industrial	800,000	5,950,000	12,714	6,737,286
Lebanon (Cincinnati)	Industrial	240,000	4,212,425	375,609	4,076,816
Monroe (Cincinnati)	Industrial	1,800,000	11,137,000	166,579	12,770,421
Richfield (Cleveland)	Industrial	2,676,848	13,758,630	2,016,458	14,419,020
Streetsboro (Cleveland)	Industrial	1,760,000	17,840,000	1,601,026	17,998,974
West Chester Twp. (Cincinnati)	Industrial	695,000	5,033,690	1,768,517	3,960,173
Oklahoma:
Oklahoma City	Industrial	1,410,000	11,183,873	723,874	11,869,999
Tulsa	Industrial	790,000	2,958,031	145,342	3,602,689
Pennsylvania:
Altoona	Industrial	1,200,000	7,790,000	382,842	8,607,158
Monaca (Pittsburgh)	Industrial	401,716	7,367,252	2,023,850	5,745,118
South Carolina:
Ft. Mill (Charlotte, NC)	Industrial	1,670,000	13,743,307	1,597,480	13,815,827
Hanahan (Charleston) (SAIC)	Industrial	1,129,000	12,171,592	3,199,452	10,101,140
Hanahan (Charleston) (FDX Ground)	Industrial	930,000	6,684,653	1,550,717	6,063,936
Tennessee:
Chattanooga	Industrial	300,000	4,671,161	1,003,292	3,967,869
Lebanon (Nashville)	Industrial	2,230,000	11,985,126	1,229,231	12,985,895
Memphis	Industrial	1,240,887	13,380,000	1,886,931	12,733,956
Shelby County	Vacant Land	11,065	-0-	-0-	11,065
Texas:
Carrollton (Dallas)	Industrial	1,500,000	16,244,300	2,290,543	15,453,757
Corpus Christi	Industrial	-0-	4,764,500	427,583	4,336,917
Edinburg	Industrial	1,000,000	6,438,483	742,117	6,696,366
El Paso	Industrial	3,225,195	9,205,997	1,176,363	11,254,829
Fort Worth (Dallas)	Industrial	8,200,000	27,100,832	115,816	35,185,016
Houston	Industrial	1,730,000	6,353,107	913,317	7,169,790
Lindale (Tyler)	Industrial	540,000	9,390,000	240,769	9,689,231
Spring (Houston)	Industrial	1,890,000	17,337,523	738,390	18,489,133
Waco	Industrial	1,350,000	11,196,157	636,182	11,909,975
Virginia:
Charlottesville	Industrial	1,170,000	3,174,037	1,295,758	3,048,279
Mechanicsville (Richmond) (FDX)	Industrial	1,160,000	6,579,671	2,465,144	5,274,527
Richmond (United Technologies)	Industrial	446,000	4,314,769	1,049,842	3,710,927
Roanoke (CHEP)	Industrial	1,853,000	5,552,447	1,140,757	6,264,690
Roanoke (FDX Ground)	Industrial	1,740,000	8,460,000	497,115	9,702,885
Wisconsin:
Cudahy (Milwaukee)	Industrial	980,000	8,393,672	2,633,457	6,740,215
Green Bay	Industrial	590,000	5,980,000	306,667	6,263,333

Total as of September 30, 2015		$133,500,315	$807,509,590	$124,898,639	$816,111,266

NOTE 3 – ACQUISITIONS, EXPANSIONS AND DISPOSITION

Fiscal 2016

Acquisitions

On November 13, 2015, the Company purchased a newly constructed 330,717 square foot industrial building located in Concord, NC, which is in the Charlotte Metropolitan Statistical Area (MSA). The building is 100% net-leased to FedEx Ground Package System, Inc. for ten years through July 2025. The purchase price was $31,975,897. The Company obtained a 15 year fully-amortizing mortgage of $20,780,000 at a fixed interest rate of 3.87%. Annual rental revenue over the remaining term of the lease averages approximately $2,078,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On December 2, 2015, the Company purchased a newly constructed 175,315 square foot industrial building located in Covington, LA, which is in the New Orleans MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for ten years through June 2025. The purchase price was $18,410,000. The Company obtained a 15 year fully-amortizing mortgage of $12,890,000 at a fixed interest rate of 4.08%. Annual rental revenue over the remaining term of the lease averages approximately $1,258,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On March 8, 2016, the Company purchased a newly constructed 125,860 square foot industrial building located in Imperial, PA, which is in the Pittsburgh MSA. The building is 100% net-leased to General Electric Company (GE) for ten years through December 2025. The purchase price was $20,032,864. The Company obtained a 14 year fully-amortizing mortgage of $13,000,000 at a fixed interest rate of 3.63%. Annual rental revenue over the remaining term of the lease averages approximately $1,311,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $82,864 to an Intangible Asset associated with the lease in-place.

On April 8, 2016, the Company purchased a newly constructed 210,445 square foot industrial building located in Burlington, WA, which is in the Seattle/Everett MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through August 2030. The purchase price was $30,662,080. The Company obtained a 15 year fully-amortizing mortgage of $20,221,000 at a fixed interest rate of 3.67%. Annual rental revenue over the remaining term of the lease averages approximately $1,962,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $451,400 to an Intangible Asset associated with the lease in-place.

On June 9, 2016, the Company purchased a newly constructed 225,362 square foot industrial building located in Colorado Springs, CO. The building is 100% net-leased to FedEx Ground Package System, Inc. for ten years through January 2026. The purchase price was $28,845,500. The Company obtained a 15 year fully-amortizing mortgage of $18,730,000 at a fixed interest rate of 3.90%. Annual rental revenue over the remaining term of the lease averages approximately $1,832,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $345,500 to an Intangible Asset associated with the lease in-place.

On June 30, 2016, the Company purchased a newly constructed 137,500 square foot industrial building located in Louisville, KY. The building is 100% net-leased to Challenger Lifts, Inc., a subsidiary of Snap-on Incorporated (“Snap-on”), for ten years through June 2026. The lease is guaranteed by Snap-on. The purchase price was $11,304,000. The Company obtained a 15 year fully-amortizing mortgage of $7,350,000 at a fixed interest rate of 3.74%. Annual rental revenue over the remaining term of the lease averages approximately $835,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On August 19, 2016, the Company purchased a newly constructed 310,922 square foot industrial building located in Davenport, FL, which is in the Orlando MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through April 2031. The purchase price was $37,780,000. The Company obtained a 15 year fully-amortizing mortgage loan of $26,400,000 at a fixed interest rate of 3.89%. Annual rental revenue over the remaining term of the lease averages approximately $2,604,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On August 26, 2016, the Company purchased a newly constructed 313,763 square foot industrial building located in Olathe, KS, which is in the Kansas City MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through May 2031. The purchase price was $31,737,000. The Company obtained a 15 year fully-amortizing mortgage loan of $22,215,000 at a fixed interest rate of 3.96%. Annual rental revenue over the remaining term of the lease averages approximately $2,196,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation, General Electric Company and Challenger Lifts, Inc.’s ultimate parent, Snap-on Incorporated are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include or incorporate by reference into this report the information on those websites.

Expansions

On July 29, 2016, a 246,434 square foot expansion of a building leased to Milwaukee Electric Tool Corporation (“Milwaukee Tool”) located in Olive Branch, MS, which is located in the Memphis, TN MSA, was completed for a cost of approximately $9,785,000. This resulted in a new 12 year lease which extended the original lease expiration date from April 2023 through July 2028 and increased the building size from 615,455 to 861,889 square feet. In addition, the expansion resulted in an initial increase in annual rent effective on the date of completion of approximately $847,000 from approximately $1,943,000, or $3.16 per square foot, to approximately $2,790,000, or $3.24 per square foot. Furthermore, annual rent will increase each year by 1.5% resulting in an annualized rent over the new twelve year period of approximately $3,020,000, or $3.50 per square foot. In September 2016, in connection with the expansion, the Company refinanced its prior 3.76% interest rate mortgage with its existing lender of this property. At the time of the refinancing, the prior amortizing loan was approximately $13,158,000 and was set to mature in January 2023. The new loan is a 12 year fully-amortizing mortgage of $25,000,000 and will mature in October 2028. The interest rate of the new loan remained the same as the prior loan at a fixed interest rate of 3.76%.

On August 1, 2016, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Tampa, FL was completed for a cost of approximately $1,303,000, resulting in a new 10 year lease which extended the prior lease expiration date from June 2024 through July 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $131,000 from approximately $1,493,000, or $8.74 per square foot to approximately $1,624,000, or $9.51 per square foot.

On August 1, 2016, a 14,941 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Huntsville, AL was completed for a cost of approximately $1,925,000, resulting in a new 10 year lease which extended the prior lease expiration date from August 2022 through July 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $193,000 from approximately $412,000, or $5.59 per square foot, to approximately $605,000 or $6.82 per square foot.

Fiscal 2015

Acquisitions

On October 3, 2014, the Company purchased a newly constructed 163,378 square foot industrial building located in Lindale, TX, which is in the Tyler MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for ten years through June 2024. The purchase price was $10,271,355. The Company obtained a 15 year fully-amortizing mortgage of $7,000,000 at a fixed interest rate of 4.57%. Annual rental revenue over the remaining term of the lease is approximately $725,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $341,355 to an Intangible Asset associated with the lease in-place.

On October 10, 2014, the Company purchased a newly constructed 198,773 square foot industrial building located in Sauget, IL, which is in the St. Louis, MO MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through May 2029. The purchase price was $15,231,000. The Company obtained a 15 year fully-amortizing mortgage of $10,660,000 at a fixed interest rate of 4.40%. Annual rental revenue over the remaining term of the lease is approximately $1,036,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $31,000 to an Intangible Asset associated with the lease in-place.

On October 14, 2014, the Company purchased a 38,833 square foot industrial building located in Rockford, IL, which was constructed in 2012. The building is 100% net-leased to B/E Aerospace, Inc. for fifteen years through June 2027. The property was acquired, all-cash, for a purchase price of $5,200,000. Annual rental revenue over the remaining term of the lease is approximately $359,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $100,000 to an Intangible Asset associated with the lease in-place.

On November 25, 2014, the Company purchased a newly constructed 158,417 square foot industrial building located in Kansas City, MO. The building is 100% net-leased to Bunzl Distribution Midcentral, Inc. for seven years through September 2021. The purchase price was $9,635,770. The Company obtained a 7 year mortgage, of $7,226,828, amortizing over 25 years at a fixed interest rate of 5.18%. Annual rental revenue over the remaining term of the lease is approximately $736,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $35,770 to an Intangible Asset associated with the lease in-place.

On December 12, 2014, the Company purchased a newly constructed 599,840 square foot industrial building located in Frankfort, KY, which is in the Lexington MSA. The building is 100% net-leased to Jim Beam Brands Company for ten years through January 2025. The purchase price was $28,000,000. The Company obtained a 10 year mortgage, of $19,600,000 at a fixed interest rate of 4.84% with an amortization schedule as follows: amortizing over 18 years during the first 30 months, amortizing over 14 years during the next 30 months, amortizing over 11 years during the next 30 months and amortizing over 8 years during the final 30 months. Annual rental revenue over the remaining term of the lease is approximately $1,989,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On February 26, 2015, the Company purchased a newly constructed 297,579 square foot industrial building located in Jacksonville, FL. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through December 2029. The purchase price was $30,645,954. The Company obtained a 15 year fully-amortizing mortgage of $20,000,000 at a fixed interest rate of 3.93%. Annual rental revenue over the remaining term of the lease is approximately $1,992,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On March 13, 2015, the Company purchased a newly constructed 232,200 square foot industrial building located in Monroe, OH, which is in the Cincinnati MSA. The building is 100% net-leased to UGN, Inc. for fifteen years through February 2030. The purchase price was $13,416,000. The Company obtained a 15 year fully-amortizing mortgage of $8,700,000 at a fixed interest rate of 3.77%. Annual rental revenue over the remaining term of the lease is approximately $1,045,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $479,000 to an Intangible Asset associated with the lease in-place.

On May 7, 2015, the Company purchased a newly constructed 671,354 square foot industrial building located in Greenwood, IN, which is in the Indianapolis MSA. The building is 100% net-leased to ULTA, Inc. for ten years through July 2025. The purchase price was $37,484,574. The Company obtained a 15 year fully-amortizing mortgage of $24,286,230 at a fixed interest rate of 3.91%. Annual rental revenue over the remaining term of the lease is approximately $2,644,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On August 14, 2015, the Company purchased a newly constructed 304,608 square foot industrial building located in Fort Worth, TX, in the Fort Worth Alliance Airport, which is in the Dallas MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through April 2030. The purchase price was $35,300,832. The Company obtained a 15 year fully-amortizing mortgage of $24,700,000 at a fixed interest rate of 3.56%. Annual rental revenue over the remaining term of the lease is approximately $2,362,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On September 25, 2015, the Company purchased a 63,840 square foot industrial building located in Cincinnati, OH, which was constructed in 2014. The building is 100% net-leased to The American Bottling Company for fifteen years through August 2029. The lease is guaranteed by the parent company, Dr Pepper Snapple Group, Inc. The property was acquired, all-cash, for a purchase price of $6,800,000. Annual rental revenue over the remaining term of the lease is approximately $480,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $50,000 to an Intangible Asset associated with the lease in-place.

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

Expansions

In September 2013, a 51,765 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in El Paso, TX was completed for a cost of approximately $3,800,000 resulting in an increase in annual rent effective October 1, 2013 from $667,584, or $7.27 per square foot, to $1,045,610, or $7.25 per square foot. In addition, the expansion resulted in a new 10 year lease which extended the prior lease expiration date from September 2015 through September 2023. During June 2015, a parking lot expansion for the same property was completed for a cost of approximately $2,472,000 resulting in an increase in annual rent effective July 1, 2015 to $1,345,289, or $9.33 per square foot.

During December 2014, a 62,260 square foot expansion of a building leased to NF&M International, Inc. located in Monaca (Pittsburgh), PA was completed for a cost of approximately $4,503,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2018 through December 2024. In addition, the expansion resulted in an initial increase in annual rent effective January 1, 2015 from $381,805, or $3.39 per square foot, to $820,000, or $4.69 per square foot. Furthermore, annual rent will increase in year five of the lease effective January 1, 2020 to $841,600, or $4.81 per square foot, resulting in an annualized rent over the new ten year period of $830,800, or $4.75 per square foot.

During June 2015, a 38,428 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Oklahoma City, OK was completed for a cost of approximately $3,332,000, resulting in a new 10 year lease which extended the prior lease expiration date from March 2022 through June 2025. In addition, the expansion resulted in an increase in annual rent effective August 1, 2015 from $712,532, or $5.94 per square foot, to $1,048,250, or $6.62 per square foot.

During August 2015, a 48,116 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Waco, TX was completed for a cost of approximately $4,125,000, resulting in a new 10 year lease which extended the prior lease expiration date from May 2022 through August 2025. In addition, the expansion resulted in an increase in annual rent effective August 15, 2015 from $659,324, or $6.43 per square foot, to $1,078,383, or $7.16 per square foot.

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

Subsequent to the yearend, on October 27, 2016, the Company sold its only vacant building, (which increased our occupancy rate from 99.6% to 100.0%), consisting of a 59,425 square foot industrial building situated on 4.78 acres located in White Bear Lake, MN for approximately $4,272,000, which is the Company’s approximate U.S. GAAP net book carrying value.

Since the sale of these properties do not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results, the operations generated from these properties are not included in Discontinued Operations.

The following table summarizes the operations of the Company’s 160,000 square foot industrial building located in Monroe, NC prior to its sale on September 18, 2015 and the 59,425 square foot industrial building located in White Bear Lake, MN prior to its sale on October 27, 2016 which are included in the accompanying Consolidated Statements of Income for the fiscal year ended September 30:

	2016	2015	2014
Rental and Reimbursement Revenue	$-0-	$571,250	$96,664
Lease Termination Income	-0-	-0-	-0-
Real Estate Taxes	(115,090)	(192,121)	(204,729)
Operating Expenses	(42,869)	(133,776)	(192,006)
Depreciation & Amortization	(97,074)	(336,939)	(235,501)
Interest Expense	-0-	(71,287)	(65,876)
Income (Loss) from Operations	(255,033)	(162,873)	(601,448)
Gain on Sale of Real Estate Investment	-0-	5,021,242	-0-
Net Income (Loss)	$(255,033)	$4,858,369	$(601,448)

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired and expanded subsequent to the fiscal yearend (see Note 17), and properties acquired and expanded during fiscal 2016 and 2015 assuming that these acquisitions and expansions had occurred as of October 1, 2014, after giving effect to certain adjustments including (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Mortgage Notes Payable related to the new acquisitions and (c) Depreciation Expense related to the new acquisitions. In addition, Net Income Attributable to Common Shareholders excludes the operating expenses incurred during fiscal 2015 and 2016 for the one vacant property, located in White Bear Lake, MN, that was sold during the first quarter of fiscal 2017, on October 27, 2016. Additionally, Net Income Attributable to Common Shareholders excludes the income generated from the one property sold in fiscal 2015 as well as the Gain on Sale of Real Estate Investment recognized from this sale during the fiscal year ended September 30, 2015. Furthermore, the proceeds raised from the Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the DRIP, as if all the shares raised had occurred on October 1, 2014. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Fiscal Year 2016	Fiscal Year 2015
Rental Revenues	$93,397,700	$91,599,000
Net Income Attributable to Common Shareholders	24,074,000	20,181,500
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.35	$0.29

NOTE 4 – INTANGIBLE ASSETS

Net intangible assets consist of the estimated value of the leases in-place at acquisition for the following properties and are amortized over the remaining term of the lease:

	September 30, 2016	September 30, 2015
Richfield, OH (Cleveland)	$11,622	$51,472
Colorado Springs, CO	-0-	3,729
Griffin, GA (Atlanta)	19,815	84,665
Roanoke, VA (CHEP)	-0-	32,217
Wheeling, IL (Chicago)	-0-	125,060
Orion, MI	19,994	72,976
Topeka, KS	170,700	204,243
Carrollton, TX (Dallas)	15,697	22,260
Ft. Mill, SC (Charlotte, NC)	270,656	358,121
Lebanon, TN (Nashville)	161,385	181,988
Rockford, IL	144,817	164,284
Edinburg, TX	279,120	335,162
Corpus Christi, TX	112,794	135,735
Halfmoon, NY (Albany)	255,620	303,901
Lebanon, OH (Cincinnati)	240,939	334,215
Olive Branch, MS (Memphis, TN)(Anda Distribution)	1,078,458	1,270,266
Livonia, MI (Detroit)	376,306	444,730
Stewartville (Rochester), MN	31,271	35,847
Buckner, KY (Louisville)	373,690	395,565
Edwardsville, KS (Kansas City)(International Paper)	515,819	590,395
Lindale, TX (Tyler)	271,334	306,344
Sauget, IL (St. Louis, MO)	26,773	28,886
Rockford, IL (B/E Aerospace)	84,106	92,053
Kansas City, KS (Bunzl)	25,546	30,658
Monroe, OH (Cincinnati)	428,411	460,362
Cincinnati, OH	46,407	50,000
Pittsburgh, PA	78,615	-0-
Burlington (Seattle/Everett), WA	436,518	-0-
Colorado Springs, CO	339,740	-0-
Total Intangible Assets, net	$5,816,153	$6,115,134

Amortization expense related to these intangible assets was $1,076,776, $1,310,904 and $1,305,336 for the years ended September 30, 2016, 2015 and 2014, respectively. The Company estimates that aggregate amortization expense for existing intangible assets will be approximately $960,000, $909,000, $866,000, $730,000 and $718,000 for each of the fiscal years 2017, 2018, 2019, 2020 and 2021, respectively.

NOTE 5 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

As of September 30, 2016, the Company had approximately 16,010,000 square feet of property, of which approximately 7,584,000 square feet, or 47%, consisting of fifty-three separate stand-alone leases, were leased to FedEx Corporation (FDX) and its subsidiaries, (6% to FDX and 41% to FDX subsidiaries). These properties are located in twenty-four different states. As of September 30, 2016, the only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries and Milwaukee Electric Tool Corporation, which leased approximately 862,000 square feet, comprising approximately 5% of the Company’s rental space. The tenants that leased more than 5% of total rentable square footage as of September 30, 2016, 2015, and 2014 were as follows:

	2016	2015	2014
FDX and Subsidiaries	47%	43%	44%
Milwaukee Electric Tool Corporation (lease commenced fiscal 2013, expanded fiscal 2016)	5%	N/A	5%
ULTA, Inc. (lease commenced fiscal 2015)	N/A	5%	N/A
TreeHouse Private Brands, Inc. (lease commenced fiscal 2014)	N/A	N/A	5%

During fiscal 2016, the only tenant that accounted for 5% or more of our rental and reimbursement revenue was FDX (including its subsidiaries). Our rental and reimbursement revenue from FDX and its subsidiaries for the fiscal years ended September 30, 2016, 2015 and 2014, respectively, totaled approximately $52,793,000, $41,954,000 and $35,007,000, or 56% (7% from FDX and 49% from FDX subsidiaries), 54% (8% from FDX and 46% from FDX subsidiaries) and 54% (10% from FDX and 44% from FDX subsidiaries), of total rent and reimbursement revenues. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the fiscal years ended September 30, 2016, 2015 and 2014.

In addition to real estate property holdings, the Company held $73,604,894 in marketable REIT securities at September 30, 2016, representing 5.3% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance the Company’s diversification. As a result, the securities portfolio provides the Company with additional liquidity, diversification, income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

NOTE 6 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily consist of marketable common and preferred stock securities of other REITs. The Company generally limits its investment in marketable securities to be no more than approximately 10% of its undepreciated assets, (which is the Company’s total assets excluding accumulated depreciation). The Company does not own more than 10% of the outstanding shares of any of these issuers, nor does it have a controlling financial interest.

The Company normally holds REIT securities long term and has the ability and intent to hold these securities to recovery. The Company had total net unrealized gains on its securities portfolio of $12,942,267 as of September 30, 2016.

The Company did not have any securities that were temporarily impaired as of September 30, 2016.

The Company did not have any margin loan balance as of September 30, 2016 and 2015. The margin loan balance, if any, would be collateralized by the securities portfolio.

Dividend income for the fiscal years ended September 30, 2016, 2015 and 2014 totaled $5,607,403, $3,707,498, and $3,863,136, respectively. Interest income for the fiscal years ended September 30, 2016, 2015 and 2014 totaled $8,989, $16,369 and $19,461, respectively.

The Company received proceeds of $22,774,768, $16,201,480 and $14,279,391 on sales or redemptions of securities available for sale during fiscal years 2016, 2015 and 2014, respectively. The Company recorded the following realized Gain on Sale of Securities Transactions, net:

	2016	2015	2014
Gross realized gains	$4,403,724	$880,424	$2,222,424
Gross realized losses	(5,125)	(74,911)	(55,658)
Gains on Sale of Securities Transactions, net	$4,398,599	$805,513	$2,166,766

The following is a listing of investments in securities at September 30, 2016:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value
Equity Securities - Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	30,000	$745,840	$750,300
Cedar Realty Trust, Inc.	B	7.25%	30,600	718,317	786,417
Chesapeake Lodging Trust	A	7.75%	20,000	500,000	518,050
Dynex Capital, Inc.	A	8.50%	10,000	250,000	252,850
Investors Real Estate Trust	B	7.95%	20,000	500,000	516,000
iStar Financial, Inc.	D	8.00%	3,468	71,502	84,688
iStar Financial, Inc.	E	7.875%	3,400	54,116	83,300
iStar Financial, Inc.	F	8.00%	20,000	429,846	487,400
iStar Financial, Inc.	I	7.50%	41,383	872,236	1,005,607
Pennsylvania Real Estate Investment Trust	A	8.25%	44,000	1,100,885	1,128,380
Summit Hotel Properties, Inc.	B	7.875%	10,000	250,000	263,081
UMH Properties, Inc. (1)	A	8.25%	200,000	5,000,000	5,138,000
UMH Properties, Inc. (1)	B	8.00%	100,000	2,500,000	2,755,000
Total Equity Securities - Preferred Stock				$12,992,742	$13,769,073

		Number of		Estimated Market
Description		Shares	Cost	Value
Equity Securities - Common Stock:
Gladstone Commercial Corporation		65,000	$1,102,608	$1,210,950
Government Properties Income Trust		700,000	12,585,316	15,834,000
Select Income REIT		586,500	13,112,908	15,776,850
Senior Housing Property Trust		670,000	11,558,116	15,215,700
UMH Properties, Inc. (1)		989,326	9,305,685	11,792,771
Total Equity Securities - Common Stock			$47,664,633	$59,830,271

	Interest Rate/	Number of		Estimated Market
	Dividend	Shares	Cost	Value
Modified Pass-Through Mortgage-Backed Securities:
Government National Mortgage Association (GNMA)	6.50%	500,000	$5,252	$5,550

Total Securities Available for Sale			$60,662,627	$73,604,894

(1) Investment is in a related company. See Note No. 11 for further discussion.

The following is a listing of investments in securities at September 30, 2015:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value

Equity Securities - Preferred Stock:
Campus Crest Communities, Inc.	A	8.00%	10,000	$250,000	$243,300
CBL & Associates Properties, Inc.	D	7.375%	30,000	745,840	750,900
Cedar Realty Trust, Inc.	B	7.25%	30,600	718,317	727,975
Chesapeake Lodging Trust	A	7.75%	20,000	500,000	520,000
Condor Hospitality	A	8.00%	17,000	170,005	108,800
Corporate Office Properties Trust	L	7.375%	26,688	658,957	680,544
Dynex Capital, Inc.	A	8.50%	10,000	250,000	241,000
EPR Properties	F	6.625%	15,000	352,908	369,750
General Growth Properties, Inc.	A	6.375%	4,636	107,852	112,469
Grace Acquisitions I	B	8.75%	29,000	3,480	696,000
Investors Real Estate Trust	B	7.95%	20,000	500,000	515,200
iStar Financial, Inc.	D	8.00%	3,468	71,502	83,406
iStar Financial, Inc.	E	7.875%	3,400	54,116	80,410
iStar Financial, Inc.	F	8.00%	20,000	429,846	470,200
iStar Financial, Inc.	I	7.50%	41,383	872,236	953,464
Kilroy Realty Corporation	H	6.375%	23,016	547,953	575,142
Pennsylvania Real Estate Investment Trust	A	8.25%	44,000	1,100,885	1,150,600
Pennsylvania Real Estate Investment Trust	B	7.375%	30,455	760,911	772,034
Summit Hotel Properties, Inc.	B	7.875%	10,000	250,000	260,000
Sun Communities, Inc.	A	7.125%	20,000	500,000	514,800
UMH Properties, Inc. (1)	A	8.25%	200,000	5,000,000	5,136,000
Total Equity Securities - Preferred Stock				$13,844,808	$14,961,994

		Number of		Estimated Market
Description		Shares	Cost	Value

Equity Securities - Common Stock:
Getty Realty Corporation		50,000	$997,632	$790,000
Gladstone Commercial Corporation		65,000	1,102,608	917,150
Government Properties Income Trust		579,000	11,572,547	9,264,000
Mack-Cali Realty Corporation		130,000	3,039,545	2,454,400
Select Income REIT		586,500	13,247,860	11,149,365
Senior Housing Property Trust		402,300	7,643,503	6,517,260
UMH Properties, Inc. (1)		911,871	8,528,097	8,480,399
Total Equity Securities - Common Stock			$46,131,792	$39,572,574

	Interest Rate/	Number of		Estimated Market
	Dividend	Shares	Cost	Value

Modified Pass-Through Mortgage-Backed Securities:
Government National Mortgage Association (GNMA)	6.50%	500,000	$6,240	$6,669

Total Securities Available for Sale			$59,982,840	$54,541,237

(1) Investment is in a related company. See Note No. 11 for further discussion.

NOTE 7- MORTGAGE NOTES AND LOANS PAYABLE

Mortgage Notes Payable:

Mortgage Notes Payable represents the principal amounts outstanding as of September 30, 2016. Interest is payable on these mortgages at fixed rates ranging from 3.45% to 7.60%, with a weighted average interest rate of 4.48%. This compares to a weighted average interest rate of 4.85% as of September 30, 2015. As of September 30, 2016, the weighted average loan maturity of the Mortgage Notes Payable was 10.5 years. This compares to a weighted average loan maturity of the Mortgage Notes Payable of 9.0 years as of September 30, 2015.

As described in Note 3, during fiscal year ended September 30, 2016, the Company entered into eight mortgages totaling $141,586,000 in connection with the acquisitions of properties in Concord (Charlotte), NC, Covington (New Orleans), LA, Imperial (Pittsburgh), PA, Burlington (Seattle/Everett), WA, Colorado Springs, CO, Louisville, KY, Davenport (Orlando), FL and Olathe (Kansas City), KS. In addition, also described in Note 3, in connection with the 246,434 square foot expansion of the Company’s property located in Olive Branch, MS (Memphis, TN), the Company refinanced its prior 3.76% interest rate mortgage with its existing lender of this property. At the time of the refinancing, the prior amortizing loan was approximately $13,158,000 and was set to mature in January 2023. The new loan is a 12 year fully-amortizing mortgage of $25,000,000 and will mature in October 2028. The interest rate of the new loan remained the same as the prior loan at a fixed interest rate of 3.76%.

During the fiscal year ended September 30, 2016, the Company repaid the mortgages on Beltsville, MD; Granite City, IL; Griffin, GA and Wheeling, IL amounting to $14,739,654 at the time they were repaid. In addition, the Company fully repaid its fully amortized mortgage on its property located in St. Joseph, MO.

The following is a summary of mortgage notes payable at September 30, 2016 and 2015:

Property		Fixed Rate	Maturity Date	Balance 9/30/16	Balance 9/30/15

St. Joseph, MO		8.12%	03/01/16	$-0-	$417,435
Beltsville, MD (Washington, DC)		7.53%	05/01/16	-0-	419,505
Beltsville, MD (Washington, DC)		5.25%	05/01/16	-0-	4,745,219
Wheeling, IL (Chicago)		5.68%	09/05/16	-0-	3,457,456
Griffin, GA (Atlanta)		6.37%	10/01/16	-0-	7,026,763
Granite City, IL (St. Louis, MO)		7.11%	11/01/16	-0-	1,151,798
Jacksonville, FL (FDX)	(1)	6.92%	12/01/16	84,194	406,962
Jacksonville, FL (FDX)	(1)(2)	6.00%	12/01/16	1,300,000	1,300,000
El Paso, TX		5.50%	01/05/17	3,259,726	3,611,052
Bedford Heights, OH (Cleveland)		5.96%	04/01/17	2,685,791	2,862,734
Chattanooga, TN		5.96%	05/01/17	1,551,081	1,774,568
Elgin, IL (Chicago)		6.97%	05/01/17	349,658	844,690
Hanahan, SC (Charleston) (SAIC)		7.36%	05/01/17	5,605,514	5,939,583
Roanoke, VA		5.96%	05/30/17	2,519,243	2,819,927
Edwardsville, KS (Kansas City)(Carlisle Tire)		7.38%	07/01/17	397,513	894,552
Kansas City, MO (Kellogg)		6.11%	08/01/17	2,241,680	2,381,917
Orion, MI		6.57%	09/01/17	8,580,058	9,095,386
Cheektowaga, NY (Buffalo)		6.78%	10/01/17	343,548	639,095
Punta Gorda, FL		6.29%	10/01/17	1,990,764	2,111,294
Cocoa, FL		6.29%	12/01/17	5,063,864	5,364,157
Richfield, OH (Cleveland)		5.22%	01/01/18	3,078,731	3,414,645
Tampa, FL (FDX)		5.65%	04/01/18	3,900,447	4,132,523
West Chester Twp., OH (Cincinnati)		6.80%	06/01/18	2,071,107	2,305,050
Orlando, FL		6.56%	10/01/18	4,342,604	4,570,915
Tampa, FL (FDX Ground)		6.00%	03/01/19	6,633,049	7,313,195
Lebanon, OH (Cincinnati)	(3)	5.55%	05/01/19	2,592,182	2,695,845
Lebanon, TN (Nashville)		7.60%	07/10/19	7,659,116	7,856,077

Property		Fixed Rate	Maturity Date	Balance 9/30/16	Balance 9/30/15

Ft. Mill, SC (Charlotte, NC)		7.00%	10/10/19	$1,926,986	$2,468,015
Denver, CO		6.07%	11/01/19	1,059,646	1,354,284
Hanahan, SC (Charleston) (FDX Ground)		5.54%	01/21/20	1,064,185	1,339,490
Augusta, GA (FDX Ground)		5.54%	02/01/20	774,093	974,351
Huntsville, AL		5.50%	03/01/20	795,594	991,088
Colorado Springs, CO		5.41%	01/01/21	1,329,709	1,600,686
Topeka, KS		6.50%	08/10/21	1,363,023	1,590,945
Streetsboro, OH (Cleveland)		5.50%	11/01/21	10,446,469	10,972,757
Kansas City, MO (Bunzl)		5.18%	12/01/21	6,958,091	7,107,312
Olive Branch, MS (Memphis, TN) (Anda Distribution)		4.80%	04/01/22	8,750,368	9,302,178
Waco, TX		4.75%	08/01/22	4,799,919	5,063,021
Houston, TX		6.88%	09/10/22	3,124,904	3,531,824
Tolleson, AZ (Phoenix)		3.95%	11/01/22	5,299,383	6,043,710
Edwardsville, KS (Kansas City) (International Paper)		3.45%	11/01/23	10,648,115	11,340,664
Spring, TX (Houston)		4.01%	12/01/23	9,126,834	9,692,678
Memphis, TN		4.50%	01/01/24	6,667,886	7,418,616
Oklahoma City, OK		4.35%	07/01/24	4,401,832	4,863,512
Indianapolis, IN		4.00%	09/01/24	12,289,676	13,161,911
Frankfort, KY (Lexington)		4.84%	12/15/24	18,352,289	19,078,153
Carrollton, TX (Dallas)		6.75%	02/01/25	7,960,781	8,640,732
Altoona, PA	(4)	4.00%	10/01/25	4,017,147	4,376,801
Green Bay, WI	(4)	4.00%	10/01/25	3,260,401	3,552,304
Stewartville, MN (Rochester)	(4)	4.00%	10/01/25	2,612,978	2,846,710
Carlstadt, NJ (New York, NY)		5.25%	05/15/26	1,898,198	2,045,141
Roanoke, VA (FDX Ground)		3.84%	07/01/26	5,321,390	5,758,502
Livonia, MI (Detroit)		4.45%	12/01/26	7,503,400	8,068,751
Olive Branch, MS (Memphis, TN) (Milwaukee Tool)	(5)	3.76%	10/01/28	25,000,000	14,312,846
Tulsa, OK		4.58%	11/01/28	1,934,175	2,050,342
Lindale, TX (Tyler)		4.57%	11/01/29	6,378,382	6,723,881
Sauget, IL (St. Louis, MO)		4.40%	11/01/29	9,701,419	10,233,837
Jacksonville, FL (FDX Ground)		3.93%	12/01/29	18,453,112	19,494,453
Imperial, PA (Pittsburgh)		3.63%	04/01/30	12,700,739	-0-
Monroe, OH (Cincinnati)		3.77%	04/01/30	8,071,987	8,518,754
Indianapolis, IN (Ulta)		3.91%	06/01/30	22,760,488	23,987,008
Fort Worth, TX (Dallas)		3.56%	09/01/30	23,431,093	24,700,000
Concord, NC (Charlotte)		3.87%	12/01/30	20,001,944	-0-
Covington, LA (New Orleans)		4.08%	01/01/31	12,468,713	-0-
Burlington, WA (Seattle/Everett)		3.67%	05/01/31	19,881,817	-0-
Louisville, KY		3.74%	07/01/31	7,288,891	-0-
Colorado Springs, CO		3.90%	07/01/31	18,576,282	-0-
Davenport, FL (Orlando)		3.89%	09/01/31	26,400,000	-0-
Olathe, KS (Kansas City)		3.96%	09/01/31	22,215,000	-0-
Buckner, KY (Louisville)		4.17%	11/01/33	16,694,846	17,347,243
Halfmoon, NY (Albany)	(6)	5.25%	01/13/37	3,786,098	3,886,331
Total Mortgage Notes Payable				$483,748,153	$373,991,174

(1)	Loan was prepaid in full on November 1, 2016.

(2)	Loan is interest only.

(3)	Interest rate is fixed at 5.55% through December 31, 2016. On January 1, 2017, the interest rate resets to the lender’s prevailing rate.

(4)	One loan is secured by Altoona, PA, Green Bay, WI and Stewartville (Rochester), MN.

(5)	Loan was refinanced extending the maturity from January 1, 2023 through October 1, 2028 and increasing loan amount to $25,000,000. Interest rate remained the same at 3.76%.

(6)	Interest rate is fixed at 5.25% for the first 5 years. Commencing on January 13, 2017, the interest rate is adjusted every 5 years to the 5 year U.S. Treasury yield plus 265 basis points with a floor of 5.25%.

Principal on the foregoing debt at September 30, 2016 is scheduled to be paid as follows:

Year Ending September 30,	2017	$57,791,871
	2018	43,879,833
	2019	47,464,988
	2020	28,808,574
	2021	29,255,776
	Thereafter	276,547,111
		$483,748,153

The above table does not include a fifteen year, fully-amortizing mortgage loan of $23,500,000 obtained in connection with the purchase of one property for $35,100,000 subsequent to the fiscal yearend at a fixed interest rate of 4.03%. In addition, the above table does not include commitments the Company has entered into to obtain five mortgage loans totaling $101,204,000 at fixed interest rates ranging from 3.60% to 4.20%, with a weighted average interest rate of 3.83%. Each of these five mortgage loan commitments are in connection with commitments to purchase five properties, currently under construction, totaling approximately $153,726,000. Each of these five mortgages will have fifteen year terms and consist of fully-amortizing loans.

Loans Payable:

BMO Capital Markets

On August 27, 2015, the Company replaced its prior $60,000,000 unsecured revolving line of credit, with a new unsecured line of credit facility (the “Facility”). The Facility is syndicated with three banks led by BMO Capital Markets (“BMO”), as sole lead arranger, sole book runner, and Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (“J.P. Morgan”) and RBC Capital Markets (“RBC”) as co-syndication agents. The Facility provided for up to $130,000,000 in available borrowings with a $70,000,000 accordion feature under the Facility, bringing the total potential availability up to $200,000,000, subject to certain conditions. The Facility was set to mature in August 2019 and had a one-year extension option, at the option of the Company. On September 30, 2016, the Company entered into a first amendment (the “Amendment”) pursuant to which the Company exercised the $70,000,000 accordion feature under the Facility, bringing the maximum availability under the Facility to $200,000,000, and amended the Facility to provide an additional $100,000,000 accordion feature, bringing the total potential availability up to $300,000,000, subject to certain conditions, including, without limitation, obtaining commitments from additional lenders. In addition, the Amendment extended the maturity date of the Facility from August 27, 2019 to September 30, 2020, with a one-year extension option, at the option of the Company, subject to certain conditions. Availability under the Facility, through December 31, 2016, is limited to 70% of the value of the borrowing base properties, and is limited to 60% of the value of the borrowing base properties thereafter. The value of the borrowing base properties is determined by applying a 7.0% capitalization rate to the net operating income generated by the Company’s unencumbered, wholly-owned industrial properties. Borrowings under the Facility, up to the first 60% of the value of the borrowing base properties, will, at the Company’s election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company’s leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on the Company’s leverage ratio. The Company’s current borrowings as of September 30, 2016 were less than 60% of the value of the borrowing base properties and based on the Company’s leverage ratio as of September 30, 2016, borrowings under the Facility bear interest at LIBOR plus 150 basis points which was at an interest rate of 2.03% as of September 30, 2016. As of September 30, 2016, $76,000,000 was drawn down under the Facility.

Two River Community Bank and The Bank of Princeton

The Company has total loans payable of $4,790,684 consisting of a $2,284,633 term loan secured by 200,000 shares of UMH Properties, Inc. (UMH) 8.25% Series A preferred stock from Two River Community Bank at an annual interest rate of 4.90%, which was paid in full on October 28, 2016, and a $2,506,051 term loan secured by 500,000 shares of UMH common stock from The Bank of Princeton at a variable annual interest rate of prime plus 0.75% with a floor of 4.50%, maturing on March 9, 2017. The interest rate on the $2,506,051 term loan with The Bank of Princeton was 4.50% as of September 30, 2016.

Margin Loans

The Company from time to time uses a margin loan for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. This loan is due on demand and is collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and was 2.00% as of September 30, 2016 and 2015. At September 30, 2016 and 2015, there were no draws against the margin loan.

NOTE 8 - OTHER LIABILITIES

Other liabilities consist of the following as of September 30th:

	9/30/16	9/30/15
Rent paid in advance	$5,999,702	$5,081,537
Unearned reimbursement revenue	2,407,717	2,037,018
Deferred rent payable	631,437	-0-
Tenant security deposits	464,287	434,554
Other	365,429	282,359
Total	$9,868,572	$7,835,468

NOTE 9 - STOCK COMPENSATION PLAN

On July 26, 2007, the 2007 Stock Option and Stock Award Plan (the 2007 Plan) was approved by the shareholders authorizing the grant to officers, directors and key employees, of options to purchase up to 1,500,000 shares of common stock. On May 6, 2010, the Company’s shareholders approved an amendment and restatement of the 2007 Plan. The amendment and restatement made two significant changes: (1) the inclusion of directors as participants in the 2007 Plan and (2) the ability to grant restricted stock to directors, officers and key employees. The amendment and restatement also made other conforming, technical and other minor changes. The amendment also makes certain modifications and clarifications, including concerning administration and compliance with applicable tax rules, such as Section 162(m) of the Internal Revenue Code.

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

Stock Options

During fiscal 2016, 2015 and 2014, one employee was granted options to purchase 65,000 shares each fiscal year. The fair value of these options was $48,100, $60,315, and $34,549 in fiscal 2016, 2015, and 2014, respectively based on the assumptions below and is being amortized over a one-year vesting period. For the fiscal years ended September 30, 2016, 2015 and 2014, amounts charged to compensation expense related to stock options totaled $51,334, $53,873 and $35,910, respectively. The remaining unamortized stock option expense was $12,085 as of September 30, 2016 which will be expensed in fiscal 2017.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2016, 2015 and 2014:

	2016	2015	2014

Dividend yield	6.17%	5.38%	6.71%
Expected volatility	20.20%	19.78%	19.07%
Risk-free interest rate	2.09%	1.97%	2.45%
Expected lives (years)	8	8	8
Estimated forfeitures	-0-	-0-	-0-

A summary of the status of the Company’s stock option plan as of September 30, 2016, 2015 and 2014 is as follows:

		2016		2015		2014
	2016 Shares	Weighted Average Exercise Price	2015 Shares	Weighted Average Exercise Price	2014 Shares	Weighted Average Exercise Price

Outstanding at beginning of year	635,000	$8.68	651,200	$8.29	750,370	$8.19
Granted	65,000	10.37	65,000	11.16	65,000	8.94
Exercised	(245,000)	7.69	(81,200)	7.54	(164,170)	8.08
Expired/Forfeited	-0-	-0-	-0-	-0-	-0-	-0-
Outstanding at end of year	455,000	9.46	635,000	8.68	651,200	8.29

Exercisable at end of year	390,000		570,000		586,200

Weighted-average fair value of options granted during the year		$0.74		$0.93		$0.53

The following is a summary of stock options outstanding as of September 30, 2016:

Date of Grant	Number of Grants	Number of Shares	Option Price	Expiration Date

01/05/10	1	65,000	7.22	01/05/18
01/03/11	1	65,000	8.72	01/03/19
01/03/12	1	65,000	9.33	01/03/20
01/03/13	1	65,000	10.46	01/03/21
01/03/14	1	65,000	8.94	01/03/22
01/05/15	1	65,000	11.16	01/05/23
01/05/16	1	65,000	10.37	01/05/24
		455,000

The aggregate intrinsic value of options outstanding as of September 30, 2016, 2015 and 2014 was $2,189,850, $816,800 and $1,212,984, respectively. The intrinsic value of options exercised in fiscal years 2016, 2015 and 2014 was $884,350, $333,369, and $361,288, respectively. The weighted-average remaining contractual term of the above options was 4.2, 3.1 and 2.7 years as of September 30, 2016, 2015 and 2014, respectively.

Restricted Stock

In September 2016, the Company awarded 40,000 shares of restricted stock to one participant under the 2007 Plan. In July 2015, the Company awarded 47,000 shares of restricted stock to twelve participants and in September 2015, the Company awarded 11,000 shares of restricted stock to eleven participants under the 2007 Plan. In July 2014, the Company awarded 10,000 shares of restricted stock to one participant under the 2007 Plan. The grant date fair value of restricted stock grants awarded to participants was $545,600, $572,840 and $101,900 in fiscal 2016, 2015 and 2014, respectively. These grants vest in equal installments over five years. As of September 30, 2016, there remained a total of $675,813 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2007 Plan and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 3.0 years. For the fiscal years ended September 30, 2016, 2015 and 2014, amounts charged to compensation expense related to restricted stock grants totaled $875,131, $395,022 and $311,092, respectively.

A summary of the status of the Company’s non-vested restricted stock awards as of September 30, 2016, 2015 and 2014 are presented below:

		2016		2015		2014
	2016 Shares	Weighted-Average Grant Date Fair Value	2015 Shares	Weighted-Average Grant Date Fair Value	2014 Shares	Weighted-Average Grant Date Fair Value

Non-vested at beginning of year	123,496	$10.08	108,200	$9.96	131,666	$9.85
Granted	40,000	13.64	58,000	9.88	10,000	10.19
Dividend Reinvested Shares	6,771	11.08	7,180	9.52	8,665	9.06
Vested	(49,136)	(10.06)	(49,884)	(9.56)	(42,131)	(10.47)
Forfeited	(3,234)	(11.38)	-0-	-0-	-0-	-0-
Non-vested at end of year	117,897	$11.35	123,496	$10.08	108,200	$9.96

As of September 30, 2016, there were 444,878 shares available for grant as stock options or restricted stock under the 2007 Plan.

NOTE 10 - INCOME FROM LEASES

The Company derives income primarily from operating leases on its commercial properties. In general, these leases are written for periods up to ten years or more with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. As of September 30, 2016, the Company had a weighted average lease maturity of 7.4 years. Minimum base rents due under non-cancellable leases as of September 30, 2016 are approximately scheduled as follows:

Fiscal Year	Amount
2017	$87,518,000
2018	81,220,000
2019	73,506,000
2020	69,080,000
2021	67,604,000
thereafter	307,898,000
Total	$686,826,000

NOTE 11 - RELATED PARTY TRANSACTIONS

There are six directors of the Company who are also directors and shareholders of UMH. The Company holds common and preferred stock of UMH in its securities portfolio. See Note 6 for current holdings. During fiscal 2016, the Company made total purchases of 77,456 common shares of UMH for a total cost of $777,588, or a weighted average cost of $10.04 per share, of which 67,456 shares were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. In addition, the Company made total purchases 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2,500,000. During fiscal 2016, UMH made total purchases of 120,098 common shares of the Company through the Company’s DRIP for a total cost of $1,348,141, or a weighted average cost of $11.23 per share.

The Company currently has thirteen full-time employees and one part-time employee. One of the Company’s employees (Director of Investor Relations, promoted to Vice President of Investor Relations in June 2015) was shared with a related entity, UMH, through September 30, 2015. Through September 30, 2015, the Vice President of Investor Relations’ salary was allocated 70% to the Company and 30% to UMH based on the time she worked for each entity. Effective October 1, 2015, the Vice President of Investor Relations began working solely for the Company at which point the Company no longer allocates any portion of her salary to UMH. In addition, the Company’s Chairman of the Board is also the Chairman of the Board of UMH. Effective as of October 1, 2015, other than the Company’s Chairman of the Board, the Company does not share any employees with UMH.

Some general and administrative expenses are allocated between the Company and UMH based on use or services provided. These allocations are reviewed by our Audit Committee. Net shared expenses charged by UMH to the Company for the fiscal years ended September 30, 2016, 2015 and 2014 were $55,196, $158,727 and $394,927, respectively.

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

Daniel D. Cronheim is a director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and Cronheim Management Services, Inc. (CMSI). Daniel Cronheim received $49,500, $47,000 and $42,000 for director’s fees in fiscal 2016, 2015 and 2014, respectively. The David Cronheim Mortgage Corporation, an affiliated company of CMSI, received $-0-, $196,000 and $140,000 in mortgage brokerage commissions in fiscal 2016, 2015 and 2014, respectively.

The industrial property in Carlstadt, New Jersey is owned by Palmer Terrace Realty Associates, LLC. The Company owns 51% of Palmer Terrace Realty Associates, LLC. This property is managed by Marcus Associates, an entity affiliated with the 49% non-controlling interest. Annual management fees of $15,804 were paid to Marcus Associates for each of the fiscal years ended 2016, 2015 and 2014.

NOTE 12 - TAXES

Income Tax

The Company has elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code under Sections 856 to 860 and the comparable New Jersey Statutes. Under such provisions, the Company will not be taxed on that portion of its taxable income distributed currently to shareholders, provided that at least 90% of its taxable income is distributed. As the Company has and intends to continue to distribute all of its income currently, no provision has been made for income taxes. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes.

Federal Excise Tax

The Company does not have a Federal excise tax liability for the calendar years 2016, 2015 and 2014, since it intends to or has distributed all of its annual income.

Reconciliation Between U.S. GAAP Net Income and Taxable Income

The following table reconciles net income attributable to common shares to taxable income for the years ended September 30, 2016, 2015 and 2014:

	2016 Estimated	2015 Actual	2014 Actual
	(unaudited)
Net income applicable to common shareholders	$20,531,888	$16,998,783	$11,238,262
Book / tax difference on gains realized from capital transactions	(4,398,599)	(5,824,405)	(2,166,766)
Stock compensation expense	926,465	448,895	347,002
Deferred compensation	-0-	-0-	-0-
Other book / tax differences, net	(232,914)	2,342,751	(150,831)
Taxable income before adjustments	16,826,840	13,966,024	9,267,667
Add: capital gains	3,774,099	5,000,683	973,761
Estimated taxable income subject to 90% dividend requirement	$20,600,939	$18,966,707	$10,241,428

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended September 30, 2016, 2015 and 2014:

	2016 Estimated	2015 Actual	2014 Actual
	(unaudited)

Cash dividends paid	$42,034,183	$35,522,127	$29,531,430
Less: Portion designated capital gains distribution	(3,774,099)	(5,000,683)	(973,761)
Less: Return of capital	(9,470,625)	(2,939,882)	(9,856,777)
Estimated dividends paid deduction	$28,789,459	$27,581,562	$18,700,892

NOTE 13 - SHAREHOLDERS’ EQUITY

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

Amounts received in connection with the DRIP and shares issued in connection with the DRIP for the fiscal years ended September 30, 2016, 2015 and 2014 were as follows:

	2016	2015	2014

Amounts received	$72,175,797	$48,404,556	$38,090,334
Less: Dividend reinvestments	8,369,146	8,489,169	7,624,528
Amounts received, net	$63,806,651	$39,915,387	$30,465,806

Number of Shares Issued	6,515,750	4,975,500	4,296,075

The following cash distributions were paid to common shareholders during the years ended September 30, 2016, 2015 and 2014:

	2016		2015		2014
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

December 31	$10,083,160	$0.16	$8,598,414	$0.15	$6,815,308	$0.15
March 31	10,384,295	0.16	8,765,446	0.15	7,030,326	0.15
June 30	10,647,332	0.16	8,952,767	0.15	7,182,521	0.15
September 30	10,919,396	0.16	9,205,500	0.15	8,503,275	0.15
	$42,034,183	$0.64	$35,522,127	$0.60	$29,531,430	$0.60

On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. This represents an annualized dividend rate of $0.64 per share. The Company has maintained or increased its cash dividend for twenty-five consecutive years. On October 3, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.16 per share of its common stock to be paid December 15, 2016 to shareholders of record as of the close of business on November 15, 2016.

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

Preferred Stock

On September 13, 2016, the Company issued 5,400,000 shares of a 6.125% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) at an offering price of $25.00 per share in an underwritten public offering. The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $130,543,000. On September 15, 2016, the Company used $45,000,000 of such net proceeds from the offering to reduce the amounts outstanding under its Facility and on October 14, 2016, the Company used $53,493,750 of such net proceeds from the offering to redeem all of the 2,139,750 issued and outstanding shares of its 7.625% Series A Cumulative Redeemable Preferred Stock (7.625% Series A Preferred Stock). In addition, on October 14, 2016, the Company used $498,540 of such net proceeds from the offering to pay all dividends, accrued and unpaid, to and including the redemption date of the 7.625% Series A Preferred Stock. The Company intends to use the remaining proceeds to reduce the amounts outstanding under its Facility and to purchase properties and fund expansions of its existing properties in the ordinary course of business and for general corporate purposes.

On September 14, 2016, the Company announced that it intended to redeem all 2,139,750 issued and outstanding shares of its 7.625% Series A Preferred Stock. As discussed above, the Company redeemed the 7.625% Series A Preferred Stock on October 14, 2016 at a redemption price of $25.00 per share, plus all dividends accrued and unpaid to and including the redemption date, in an amount equal to $0.23299 per share. As of September 30, 2016, the outstanding 7.625% Series A Preferred Stock has been reclassified out of stockholder's equity and is reflected as a liability at redemption value and the Company has recognized a deemed dividend of $2,942,149 on the Consolidated Statement of Income for the fiscal year ended September 30, 2016, which represents the difference between redemption value and carrying value net of original deferred issuance costs.

Prior to its redemption, the annual dividend of the 7.625% Series A Preferred Stock was $1.90625 per share, or 7.625%, of the $25.00 per share liquidation value and was payable quarterly in arrears on March 15, June 15, September 15, and December 15.

The Company’s Board of Directors have declared and the Company has paid the following dividends on the 7.625% Series A Preferred Stock for the fiscal years ended September 30, 2016, 2015 and 2014:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/15	11/16/15	12/15/15	$1,019,725	$0.4765625
1/19/16	2/16/16	3/15/16	1,019,726	0.4765625
4/5/16	5/16/16	6/15/16	1,019,725	0.4765625
7/1/16	8/15/16	9/15/16	1,019,726	0.4765625
			$4,078,902	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/14	11/17/14	12/15/14	$1,019,725	$0.4765625
1/21/15	2/17/15	3/16/15	1,019,726	0.4765625
4/1/15	5/15/15	6/15/15	1,019,725	0.4765625
7/1/15	8/17/15	9/15/15	1,019,726	0.4765625
			$4,078,902	$1.90625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/13	11/15/13	12/16/13	$1,019,725	$0.4765625
1/15/14	2/18/14	3/17/14	1,019,726	0.4765625
4/1/14	5/15/14	6/16/14	1,019,725	0.4765625
7/1/14	8/15/14	9/15/14	1,019,726	0.4765625
			$4,078,902	$1.90625

As of September 30, 2016, the Company has a total of 2,300,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock) outstanding representing an aggregate liquidation preference of $57,500,000.

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

Upon the occurrence of a Delisting Event, as defined in the Articles Supplementary (the “Series B Articles Supplementary”) classifying and designating the Series B Preferred Stock, the Company may, at its option and subject to certain conditions, redeem the Series B Preferred Stock, in whole or in part, within 90 days after the Delisting Event, for a cash redemption price per share of Series B Preferred Stock equal to $25.00 plus any accumulated and unpaid dividends thereon (whether or not declared), to, but not including, the redemption date.

Upon the occurrence of a Change of Control, as defined in the Series B Articles Supplementary, the Company may, at its option and subject to certain conditions, redeem the Series B Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred, for a cash redemption price per share of Series B Preferred Stock equal to $25.00 plus any accumulated and unpaid dividends thereon (whether or not declared) to, but not including, the redemption date.

The Company’s Board of Directors have declared and the Company has paid the following dividends on the Series B Preferred Stock for the year ended September 30, 2016, 2015 and 2014:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/15	11/16/15	12/15/15	$1,132,032	$0.4921875
1/19/16	2/16/16	3/15/16	1,132,033	0.4921875
4/5/16	5/16/16	6/15/16	1,132,032	0.4921875
7/1/16	8/15/16	9/15/16	1,132,033	0.4921875
			$4,528,130	$1.96875

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/14	11/17/14	12/15/14	$1,132,032	$0.4921875
1/21/15	2/17/15	3/16/15	1,132,033	0.4921875
4/1/15	5/15/15	6/15/15	1,132,032	0.4921875
7/1/15	8/17/15	9/15/15	1,132,033	0.4921875
			$4,528,130	$1.96875

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

10/1/13	11/15/13	12/16/13	$1,132,032	$0.4921875
1/15/14	2/18/14	3/17/14	1,132,033	0.4921875
4/1/14	5/15/14	6/16/14	1,132,032	0.4921875
7/1/14	8/15/14	9/15/14	1,132,033	0.4921875
			$4,528,130	$1.96875

On October 3, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.4921875 per share to be paid December 15, 2016 to shareholders of record as of the close of business on November 15, 2016.

As of September 30, 2016, the Company has a total of 5,400,000 shares of Series C Preferred Stock outstanding representing an aggregate liquidation preference of $135,000,000.

The annual dividend of the Series C Preferred Stock is $1.53125 per share, or 6.125% of the $25.00 per share liquidation value and is payable quarterly in arrears on March 15, June 15, September 15, and December 15. The Series C Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time and, from time to time, the Series C Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

Upon the occurrence of a Delisting Event, as defined in the Articles Supplementary (the “Series C Articles Supplementary”) classifying and designating the Series C Preferred Stock, the Company may, at its option and subject to certain conditions, redeem the Series C Preferred Stock, in whole or in part, within 90 days after the Delisting Event, for a cash redemption price per share of Series C Preferred Stock equal to $25.00 plus any accumulated and unpaid dividends thereon (whether or not declared), to, but not including, the redemption date.

Upon the occurrence of a Change of Control, as defined in the Series C Articles Supplementary, the Company may, at its option and subject to certain conditions, redeem the Series C Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred, for a cash redemption price per share of Series C Preferred Stock equal to $25.00 plus any accumulated and unpaid dividends thereon (whether or not declared) to, but not including, the redemption date.

On October 3, 2016, the Company’s Board of Directors declared a quarterly dividend for the period September 13, 2016 through November 30, 2016, of $0.3317708 per share to be paid December 15, 2016 to shareholders of record as of the close of business on November 15, 2016.

Repurchase of Stock

On January 19, 2016, the Board of Directors reaffirmed its Share Repurchase Program (the Repurchase Program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company’s common stock. The Repurchase Program was originally created on March 3, 2009 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. The Company did not reacquire any of its shares of Common Stock during the fiscal year ended September 30, 2016, nor does the Company possess any reacquired shares of Common Stock as of September 30, 2016. The maximum dollar value that may be purchased under the Repurchase Program as of September 30, 2016 is $10,000,000.

NOTE 14 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets was determined using the following inputs at September 30, 2016 and 2015:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016:
Securities available for sale	$73,604,894	$73,604,894	$-0-	$-0-
September 30, 2015:
Securities available for sale	$54,541,237	$54,541,237	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At September 30, 2016, the fixed rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $493,675,000 and the carrying value amounted to $483,748,153. At September 30, 2016 the fixed rate Loans Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $4,800,000 and the carrying value amounted to $4,790,684. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements fall within level 3 of the fair value hierarchy.

NOTE 15 - CASH FLOW

During fiscal years 2016, 2015 and 2014, the Company paid cash for interest of $21,967,741, $18,617,553 and $16,191,170, respectively.

During fiscal years 2016, 2015 and 2014, the Company had $8,369,146, $8,489,169 and $7,624,528, respectively, of dividends which were reinvested that required no cash transfers.

NOTE 16 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company can be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

In addition to the property purchased subsequent to the fiscal yearend, as described below in Note 17, we have entered into agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed in Florida, Michigan, North Carolina, Ohio and South Carolina totaling approximately 2,099,000 square feet each with net-leased terms ranging between ten to fifteen years with a weighted average lease maturity of 13.3 years. Approximately 1,267,000 square feet, or 60%, is leased to FDX and its subsidiaries. The purchase price for the eight properties is approximately $212,373,000. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these eight transactions during fiscal 2017 and fiscal 2018. In connection with five of the eight properties, the Company has entered into commitments to obtain five mortgages totaling $101,204,000 at fixed rates ranging from 3.60% to 4.20%, with a weighted average interest rate of 3.83%. Each of these mortgages will be a fifteen year, fully-amortizing loan.

NOTE 17 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On October 1, 2016, a 50,741 square foot expansion of the building leased to FedEx Ground Package System, Inc. located in Edinburg, TX was completed for a cost of approximately $4,988,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2021 through September 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $499,000 from approximately $598,000, or $5.27 per square foot, to approximately $1,097,000, or $6.68 per square foot.

On October 17, 2016, the Company purchased a newly constructed 338,584 square foot industrial building located in Hamburg, NY, which is in the Buffalo MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through March 2031. The purchase price was $35,100,000. The Company obtained a 15 year fully-amortizing mortgage loan of $23,500,000 at a fixed interest rate of 4.03%. Annual rental revenue over the remaining term of the lease averages approximately $2,308,000.

On October 27, 2016, the Company sold its only vacant building (which increased our occupancy rate from 99.6% to 100.0%) consisting of a 59,425 square foot industrial building situated on 4.78 acres located in White Bear Lake, MN for approximately $4,272,000, which is the Company’s approximate U.S. GAAP net book carrying value.

The industrial properties purchased, expanded and sold during fiscal 2017 to date increased our current total leasable square feet to approximately 16,340,000 and increased our occupancy rate to 100.0%.

On September 14, 2016, the Company announced that it intended to redeem all 2,139,750 issued and outstanding shares of its 7.625% Series A Preferred Stock. The Company redeemed the 7.625% Series A Preferred Stock on October 14, 2016 at a redemption price of $25.00 per share, totaling $53,493,750, plus all dividends accrued and unpaid to and including the redemption date, in an amount equal to $0.23299 per share, totaling $498,540, for a total cash payment of $25.23299 per share, totaling $53,992,290. As of September 30, 2016, the outstanding 7.625% Series A Preferred Stock has been reclassified out of stockholder's equity and is reflected as a liability at redemption value and the Company has recognized a deemed dividend of $2,942,149 on the Consolidated Statement of Income for the fiscal year ended September 30, 2016, which represents the difference between redemption value and carrying value net of original deferred issuance costs.

On October 3, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.16 per share of its common stock to be paid December 15, 2016 to shareholders of record as of the close of business on November 15, 2016.

On October 3, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.4921875 per share to be paid December 15, 2016 to shareholders of record as of the close of business on November 15, 2016.

On October 3, 2016, the Company’s Board of Directors declared a quarterly dividend for the period September 13, 2016 through November 30, 2016, of $0.3317708 per share to be paid December 15, 2016 to shareholders of record as of the close of business on November 15, 2016.

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2016	12/31/15	3/31/16	6/30/16	9/30/16

Rental and Reimbursement Revenue	$22,259,362	$22,966,838	$24,113,999	$25,575,911
Total Expenses	11,167,093	12,537,914	11,835,546	13,942,992
Other Income (Expense)	(4,153,614)	(3,296,977)	(4,047,158)	(1,440,309)
Net Income	6,938,655	7,131,947	8,231,295	10,192,610
Net Income Attributable to Common Shareholders	4,786,897	4,980,189	6,079,537	4,685,265
Net Income Attributable to Common Shareholders per diluted share	$0.08	$0.08	$0.09	$0.07

FISCAL 2015	12/31/14	3/31/15	6/30/15	9/30/15

Rental and Reimbursement Revenue	$17,677,530	$18,858,596	$20,672,282	$20,567,089
Lease Termination Income	238,625	-0-	-0-	-0-
Total Expenses	9,582,908	10,305,673	11,351,102	10,875,080
Other Income (Expense)	(2,909,595)	(3,734,243)	(4,145,322)	(4,525,626)
Gain on Sale of Real Estate Investment	-0-	-0-	-0-	5,021,242
Net Income	5,423,652	4,818,680	5,175,858	10,187,625
Net Income Attributable to Common Shareholders	3,271,894	2,666,922	3,024,100	8,035,867
Net Income Attributable to Common Shareholders per diluted share	$0.06	$0.04	$0.05	$0.14

Certain amounts in the Selected Quarterly Financial Data for the prior quarters have been reclassified to conform to the financial statement presentation for the current year.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2016

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Industrial Buildings
Monaca (Pittsburgh), PA	$-0-	$401,716	$878,081	$6,526,426
Orangeburg (New York), NY	-0-	694,720	2,977,372	223,583
Ridgeland (Jackson), MS	-0-	218,000	1,233,500	407,091
Urbandale (Des Moines),IA	-0-	310,000	1,758,000	93,895
Richland (Jackson), MS	-0-	211,000	1,195,000	494,691
O’Fallon (St. Louis), MO	-0-	264,000	3,302,000	679,913
Fayetteville, NC	-0-	172,000	4,467,885	801,991
Schaumburg (Chicago), IL	-0-	1,039,800	3,694,320	247,294
Burr Ridge (Chicago), IL	-0-	270,000	1,236,599	186,302
Romulus (Detroit), MI	-0-	531,000	3,653,883	415,649
Liberty, (Kansas City), MO	-0-	723,000	6,498,324	176,557
Omaha, NE	-0-	1,170,000	4,425,500	349,191
Charlottesville, VA	-0-	1,170,000	2,845,000	333,499
Jacksonville, FL (FDX)	1,384,194	1,165,000	4,668,080	413,324
West Chester Twp (Cincinnati), OH	2,071,107	695,000	3,342,000	1,691,690
Richmond, VA (FDX)	-0-	1,160,000	6,413,305	184,876
St. Joseph, MO	-0-	800,000	11,753,964	679,742
Newington (Hartford), CT	-0-	410,000	2,961,000	92,824
Cudahy (Milwaukee), WI	-0-	980,000	5,050,997	3,351,364
Beltsville (Washington DC), MD	-0-	3,200,000	5,958,773	5,353,582
Granite City (St. Louis, MO), IL	-0-	340,000	12,046,675	156,139
Winston-Salem, NC	-0-	980,000	5,610,000	648,613
Elgin (Chicago), IL	349,658	1,280,000	5,529,488	123,428
Tolleson (Phoenix), AZ	5,299,383	1,316,075	13,329,000	2,179,151
Ft. Myers, FL	-0-	1,910,000	2,499,093	608,354
Edwardsville (Kansas City), KS (Carlisle)	397,513	1,185,000	5,815,148	225,253
Tampa, FL (FDX Ground)	6,633,049	5,000,000	12,660,003	2,036,099
Denver, CO	1,059,646	1,150,000	3,890,300	1,313,751
Hanahan (Charleston), SC (SAIC)	5,605,514	1,129,000	11,831,321	380,271
Hanahan (Charleston), SC (FDX Ground)	1,064,185	930,000	3,426,362	3,258,291
Augusta, GA (FDX Ground)	774,093	614,406	3,026,409	1,713,219
Huntsville, AL	795,594	748,115	2,724,418	3,132,598
Richfield (Cleveland), OH	3,078,731	2,676,848	7,197,945	6,560,685
Colorado Springs, CO	1,329,709	1,270,000	3,821,000	2,113,472
Tampa, FL (FDX)	3,900,447	2,830,000	4,704,531	58,330
Griffin (Atlanta), GA	-0-	760,000	13,692,115	416,742
Roanoke, VA (CHEP)	2,519,243	1,853,000	4,817,298	735,149
Orion, MI	8,580,058	4,649,971	13,053,289	5,182,376
Carlstadt, NJ (New York, NY)	1,898,198	1,194,000	3,645,501	64,088
Wheeling (Chicago), IL	-0-	5,112,120	9,186,606	4,238,926
White Bear Lake (Minneapolis/St. Paul), MN	-0-	1,393,000	3,764,126	-0-
Cheektowaga (Buffalo),NY	343,548	4,796,765	3,883,971	2,280,087
Richmond, VA (Carrier)	-0-	446,000	3,910,500	411,809
Montgomery (Chicago), IL	-0-	2,000,000	9,225,683	72,684
Tampa, FL (TB Grand Prix)	-0-	1,867,000	3,684,794	126,188
Augusta, GA (FDX)	-0-	380,000	1,400,943	190,789
Lakeland, FL	-0-	261,000	1,621,163	100,369
El Paso, TX	3,259,726	3,225,195	4,514,427	4,691,570
Chattanooga, TN	1,551,081	300,000	4,464,711	247,492
Bedford Heights (Cleveland), OH	2,685,791	990,000	4,893,912	979,967
Kansas City, MO (Kellogg)	2,241,680	660,000	4,049,832	90,642
Punta Gorda, FL	1,990,764	-0-	4,104,915	8,350
Cocoa, FL	5,063,864	1,881,316	8,623,564	3,622,569

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2016

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Orlando, FL	$4,342,604	$2,200,000	$6,133,800	$220,632
Topeka, KS	1,363,023	-0-	3,679,843	-0-
Memphis, TN	6,667,886	1,240,887	13,380,000	-0-
Houston, TX	3,124,904	1,730,000	6,320,000	33,107
Carrollton (Dallas), TX	7,960,781	1,500,000	16,240,000	29,106
Ft. Mill (Charlotte, NC), SC	1,926,986	1,670,000	10,045,000	3,698,307
Lebanon (Nashville), TN	7,659,116	2,230,000	11,985,126	-0-
Rockford, IL (Sherwin-Williams)	-0-	1,100,000	4,440,000	11,227
Edinburg, TX	-0-	1,000,000	6,414,000	4,009,872
Streetsboro (Cleveland), OH	10,446,469	1,760,000	17,840,000	-0-
Corpus Christi, TX	-0-	-0-	4,764,500	-0-
Halfmoon (Albany), NY	3,786,098	1,190,000	4,335,600	-0-
Lebanon (Cincinnati), OH	2,592,182	240,000	4,176,000	36,425
Olive Branch, MS (Memphis, TN) (Anda)	8,750,368	800,000	13,750,000	-0-
Oklahoma City, OK	4,401,832	1,410,000	8,043,000	3,127,262
Waco, TX	4,799,919	1,350,000	7,383,000	3,813,157
Livonia (Detroit), MI	7,503,400	320,000	13,380,000	62,030
Olive Branch, MS (Memphis, TN) (Milwaukee Tool)	25,000,000	2,550,000	24,818,816	9,546,101
Roanoke, VA (FDX Ground)	5,321,390	1,740,000	8,460,000	-0-
Green Bay, WI	3,260,401	590,000	5,980,000	-0-
Stewartville (Rochester), MN	2,612,978	900,000	4,320,000	-0-
Tulsa, OK	1,934,175	790,000	2,910,000	48,031
Buckner (Louisville), KY	16,694,846	2,280,000	24,353,125	134,727
Edwardsville (Kansas City), KS (International Paper)	10,648,115	2,750,000	15,335,492	208,616
Altoona, PA	4,017,147	1,200,000	7,790,000	18,650
Spring (Houston), TX	9,126,834	1,890,000	13,391,318	4,002,480
Indianapolis, IN (FDX Ground)	12,289,676	3,500,000	20,446,000	-0-
Sauget (St. Louis, MO), IL	9,701,419	1,890,000	13,310,000	4,950
Lindale (Tyler), TX	6,378,382	540,000	9,390,000	-0-
Kansas City, MO (Bunzl)	6,958,091	1,000,000	8,600,000	-0-
Frankfort (Lexington), KY	18,352,289	1,850,000	26,150,000	-0-
Jacksonville, FL (FDX Ground)	18,453,112	6,000,000	24,645,954	-0-
Monroe (Cincinnati), OH	8,071,987	1,800,000	11,137,000	-0-
Greenwood (Indianapolis), IN	22,760,488	2,250,000	35,234,574	15,817
Ft. Worth (Dallas), TX	23,431,093	8,200,000	27,100,832	-0-
Cincinnati, OH	-0-	800,000	5,950,000	-0-
Rockford, IL (B/E Aerospace)	-0-	480,000	4,620,000	-0-
Concord (Charlotte), NC	20,001,944	4,305,000	27,670,897	-0-
Covington (New Orleans), LA	12,468,713	2,720,000	15,690,000	-0-
Imperial (Pittsburgh), PA	12,700,739	3,700,000	16,250,000	-0-
Burlington (Seattle/Everett), WA	19,881,817	8,000,000	22,210,680	-0-
Colorado Springs, CO	18,576,282	2,150,000	26,350,000	-0-
Louisville, KY	7,288,891	1,590,000	9,714,000	-0-
Davenport (Orlando), FL	26,400,000	7,060,000	30,720,000	-0-
Olathe (Kansas City), KS	22,215,000	2,350,000	29,387,000	-0-
Shopping Center
Somerset, NJ	-0-	34,316	637,097	2,401,468
Vacant Land
Shelby County, TN	-0-	11,065	-0-	-0-
	$483,748,153	$165,375,315	$903,845,280	$102,092,900

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2016

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2016
Description	Land	Bldg & Imp	Total

Industrial Buildings
Monaca (Pittsburgh), PA	$401,716	$7,404,507	$7,806,223
Orangeburg (New York), NY	694,720	3,200,955	3,895,675
Ridgeland (Jackson), MS	218,000	1,640,591	1,858,591
Urbandale (Des Moines), IA	310,000	1,851,895	2,161,895
Richland (Jackson), MS	211,000	1,689,691	1,900,691
O’Fallon (St. Louis), MO	264,000	3,981,913	4,245,913
Fayetteville, NC	172,000	5,269,876	5,441,876
Schaumburg (Chicago), IL	1,039,800	3,941,614	4,981,414
Burr Ridge (Chicago), IL	270,000	1,422,901	1,692,901
Romulus (Detroit), MI	531,000	4,069,532	4,600,532
Liberty (Kansas City), MO	723,000	6,674,881	7,397,881
Omaha, NE	1,170,000	4,774,691	5,944,691
Charlottesville, VA	1,170,000	3,178,499	4,348,499
Jacksonville, FL (FDX)	1,165,000	5,081,404	6,246,404
West Chester Twp (Cincinnati), OH	695,000	5,033,690	5,728,690
Richmond, VA (FDX)	1,160,000	6,598,181	7,758,181
St. Joseph, MO	800,000	12,433,706	13,233,706
Newington (Hartford), CT	410,000	3,053,824	3,463,824
Cudahy (Milwaukee), WI	980,000	8,402,361	9,382,361
Beltsville (Washington, DC), MD	3,200,000	11,312,355	14,512,355
Granite City (St. Louis, MO), IL	340,000	12,202,814	12,542,814
Winston-Salem, NC	980,000	6,258,613	7,238,613
Elgin (Chicago), IL	1,280,000	5,652,916	6,932,916
Tolleson (Phoenix), AZ	1,316,075	15,508,151	16,824,226
Ft. Myers, FL	1,910,000	3,107,447	5,017,447
Edwardsville (Kansas City), KS (Carlisle)	1,185,000	6,040,401	7,225,401
Tampa, FL (FDX Ground)	5,000,000	14,696,102	19,696,102
Denver, CO	1,150,000	5,204,051	6,354,051
Hanahan (Charleston), SC (SAIC)	1,129,000	12,211,592	13,340,592
Hanahan (Charleston), SC (FDX Ground)	930,000	6,684,653	7,614,653
Augusta, GA (FDX Ground)	614,406	4,739,628	5,354,034
Huntsville, AL	748,115	5,857,016	6,605,131
Richfield (Cleveland), OH	2,676,848	13,758,630	16,435,478
Colorado Springs, CO	1,270,000	5,934,472	7,204,472
Tampa, FL (FDX)	2,830,000	4,762,861	7,592,861
Griffin (Atlanta) , GA	760,000	14,108,857	14,868,857
Roanoke, VA (DHL)	1,853,000	5,552,447	7,405,447
Orion, MI	4,649,971	18,235,665	22,885,636
Carlstadt, NJ (New York, NY)	1,194,000	3,709,589	4,903,589
Wheeling (Chicago), IL	5,112,120	13,425,532	18,537,652
White Bear Lake (Minneapolis/St. Paul), MN	1,393,000	3,764,126	5,157,126
Cheektowaga (Buffalo), NY	4,796,765	6,164,058	10,960,823
Richmond, VA (Carrier)	446,000	4,322,309	4,768,309
Montgomery (Chicago), IL	2,000,000	9,298,367	11,298,367
Tampa, FL (TB Grand Prix)	1,867,000	3,810,982	5,677,982
Augusta, GA (FDX)	380,000	1,591,732	1,971,732
Lakeland, FL	261,000	1,721,532	1,982,532
El Paso, TX	3,225,195	9,205,997	12,431,192
Chattanooga, TN	300,000	4,712,203	5,012,203
Bedford Heights (Cleveland), OH	990,000	5,873,879	6,863,879
Kansas City, MO	660,000	4,140,474	4,800,474
Punta Gorda, FL	-0-	4,113,265	4,113,265
Cocoa, FL	1,881,316	12,246,133	14,127,449
Orlando, FL	2,200,000	6,354,432	8,554,432

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2016

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2016
Description	Land	Bldg & Imp	Total

Topeka, KS	$-0-	$3,679,843	$3,679,843
Memphis, TN	1,240,887	13,380,000	14,620,887
Houston, TX	1,730,000	6,353,107	8,083,107
Carrollton (Dallas), TX	1,500,000	16,269,106	17,769,106
Ft. Mill (Charlotte, NC), SC	1,670,000	13,743,307	15,413,307
Lebanon (Nashville), TN	2,230,000	11,985,126	14,215,126
Rockford, IL (Sherwin-Williams)	1,100,000	4,451,227	5,551,227
Edinburg, TX	1,000,000	10,423,872	11,423,872
Streetsboro (Cleveland), OH	1,760,000	17,840,000	19,600,000
Corpus Christi, TX	-0-	4,764,500	4,764,500
Halfmoon (Albany), NY	1,190,000	4,335,600	5,525,600
Lebanon (Cincinnati), OH	240,000	4,212,425	4,452,425
Olive Branch, MS (Memphis, TN) (Anda)	800,000	13,750,000	14,550,000
Oklahoma City, OK	1,410,000	11,170,262	12,580,262
Waco, TX	1,350,000	11,196,157	12,546,157
Livonia (Detroit), MI	320,000	13,442,030	13,762,030
Olive Branch, MS (Memphis, TN) (Milwaukee Tool)	2,550,000	34,364,917	36,914,917
Roanoke, VA (FDX Ground)	1,740,000	8,460,000	10,200,000
Green Bay, WI	590,000	5,980,000	6,570,000
Stewartville (Rochester), MN	900,000	4,320,000	5,220,000
Tulsa, OK	790,000	2,958,031	3,748,031
Buckner (Louisville), KY	2,280,000	24,487,852	26,767,852
Edwardsville (Kansas City), KS (International Paper)	2,750,000	15,544,108	18,294,108
Altoona, PA	1,200,000	7,808,650	9,008,650
Spring (Houston), TX	1,890,000	17,393,798	19,283,798
Indianapolis, IN (FDX Ground)	3,500,000	20,446,000	23,946,000
Sauget (St. Louis, MO), IL	1,890,000	13,314,950	15,204,950
Lindale (Tyler), TX	540,000	9,390,000	9,930,000
Kansas City, MO (Bunzl)	1,000,000	8,600,000	9,600,000
Frankfort (Lexington), KY	1,850,000	26,150,000	28,000,000
Jacksonville, FL (FDX Ground)	6,000,000	24,645,954	30,645,954
Monroe (Cincinnati), OH	1,800,000	11,137,000	12,937,000
Greenwood (Indianapolis), IN	2,250,000	35,250,391	37,500,391
Ft. Worth (Dallas), TX	8,200,000	27,100,832	35,300,832
Cincinnati, OH	800,000	5,950,000	6,750,000
Rockford, IL (B/E Aerospace)	480,000	4,620,000	5,100,000
Concord (Charlotte), NC	4,305,000	27,670,897	31,975,897
Covington (New Orleans), LA	2,720,000	15,690,000	18,410,000
Imperial (Pittsburgh), PA	3,700,000	16,250,000	19,950,000
Burlington (Seattle/Everett), WA	8,000,000	22,210,680	30,210,680
Colorado Springs, CO	2,150,000	26,350,000	28,500,000
Louisville, KY	1,590,000	9,714,000	11,304,000
Davenport (Orlando), FL	7,060,000	30,720,000	37,780,000
Olathe (Kansas City), KS	2,350,000	29,387,000	31,737,000
Shopping Center
Somerset, NJ	34,316	3,038,565	3,072,881
Vacant Land
Shelby County, TN	11,065	-0-	11,065
	$165,375,315	$1,005,938,180	$1,171,313,495

(1)	See pages 145-147 for reconciliation.

(2)	The aggregate cost for Federal tax purposes approximates historical cost.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2016

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Industrial Buildings
Monaca (Pittsburgh), PA	$2,331,288	1977	1977	5-31.5
Orangeburg (New York), NY	2,319,253	1990	1993	31.5
Ridgeland (Jackson), MS	1,177,386	1988	1993	39
Urbandale (Des Moines), IA	1,094,293	1985	1994	39
Richland (Jackson), MS	826,199	1986	1994	39
O’Fallon (St. Louis), MO	2,096,073	1989	1994	39
Fayetteville, NC	2,458,876	1996	1997	39
Schaumburg (Chicago), IL	2,037,309	1997	1997	39
Burr Ridge (Chicago), IL	656,159	1997	1997	39
Romulus (Detroit), MI	1,804,248	1998	1998	39
Liberty (Kansas City), MO	3,152,489	1997	1998	39
Omaha, NE	2,109,230	1999	1999	39
Charlottesville, VA	1,393,226	1998	1999	39
Jacksonville, FL (FDX)	2,295,680	1998	1999	39
West Chester Twp (Cincinnati), OH	1,947,128	1999	2000	39
Richmond, VA (FDX)	2,644,156	2000	2001	39
St. Joseph, MO	4,756,910	2000	2001	39
Newington (Hartford), CT	1,207,938	2001	2001	39
Cudahy (Milwaukee), WI	2,853,810	2001	2001	39
Beltsville (Washington, DC), MD	3,536,076	2000	2001	39
Granite City (St. Louis, MO), IL	4,485,359	2001	2001	39
Winston-Salem, NC	2,185,430	2001	2002	39
Elgin (Chicago), IL	2,124,899	2002	2002	39
Tolleson (Phoenix), AZ	5,115,610	2002	2002	39
Ft. Myers, FL	991,678	1974	2002	39
Edwardsville (Kansas City), KS (Carlisle)	2,158,091	2002	2003	39
Tampa, FL (FDX Ground)	4,161,734	2004	2004	39
Denver, CO	1,437,516	2005	2005	39
Hanahan (Charleston), SC (SAIC)	3,577,226	2002	2005	39
Hanahan (Charleston), SC (FDX Ground)	1,724,191	2005	2005	39
Augusta, GA (FDX Ground)	1,258,944	2005	2005	39
Huntsville, AL	936,862	2005	2005	39
Richfield (Cleveland), OH	2,373,693	2006	2006	39
Colorado Springs, CO	1,490,351	2006	2006	39
Tampa, FL (FDX)	1,258,519	2006	2006	39
Griffin (Atlanta), GA	3,767,103	2006	2006	39
Roanoke, VA (CHEP)	1,329,033	1996	2007	39
Orion, MI	3,549,648	2007	2007	39
Carlstadt, NJ (New York, NY)	849,584	1977	2007	39
Wheeling (Chicago), IL	3,735,969	2003	2007	39
White Bear Lake (Minneapolis/St. Paul), MN	927,965	2001	2007	39
Cheektowaga (Buffalo), NY	1,531,509	2002	2007	39
Richmond, VA (Carrier)	1,229,737	2004	2007	39
Montgomery (Chicago), IL	2,282,887	2004	2007	39
Tampa, FL (TB Grand Prix)	941,848	1989	2007	39
Augusta, GA (FDX)	367,357	1993	2007	39
Lakeland, FL	466,240	1993	2007	39
El Paso, TX	1,442,146	2005	2007	39
Chattanooga, TN	1,131,706	2002	2007	39
Bedford Heights (Cleveland), OH	1,521,396	1998	2007	39

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2016

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Kansas City, MO (Kellogg)	$1,022,653	2002	2007	39
Punta Gorda, FL	833,789	2007	2007	39
Cocoa, FL	2,113,243	2006	2008	39
Orlando, FL	1,471,814	1997	2008	39
Topeka, KS	707,765	2006	2009	39
Memphis, TN	2,230,008	1994	2010	39
Houston, TX	1,080,294	2005	2010	39
Carrollton (Dallas), TX	2,708,020	2009	2010	39
Ft. Mill (Charlotte, NC), SC	1,949,873	2009	2010	39
Lebanon (Nashville), TN	1,536,542	1993	2011	39
Rockford, IL (Sherwin-Williams)	628,612	1998-2008	2011	39
Edinburg, TX	907,803	2011	2011	39
Streetsboro (Cleveland), OH	2,058,462	2012	2012	39
Corpus Christi, TX	549,750	2012	2012	39
Halfmoon (Albany), NY	500,262	2012	2012	39
Lebanon (Cincinnati), OH	485,114	2012	2012	39
Olive Branch, MS (Memphis, TN) (Anda)	1,498,397	2012	2012	39
Oklahoma City, OK	1,014,638	2012	2012	39
Waco, TX	923,263	2012	2012	39
Livonia (Detroit), MI	1,350,345	1999	2013	39
Olive Branch, MS (Memphis, TN) (Milwaukee Tool)	2,275,368	2013	2013	39
Roanoke, VA (FDX Ground)	714,038	2013	2013	39
Green Bay, WI	460,000	2013	2013	39
Stewartville (Rochester), MN	332,308	2013	2013	39
Tulsa, OK	227,268	2009	2014	39
Buckner (Louisville), KY	1,834,166	2014	2014	39
Edwardsville (Kansas City), KS (International Paper)	1,172,549	2014	2014	39
Altoona, PA	583,052	2014	2014	39
Spring (Houston), TX	1,183,663	2014	2014	39
Indianapolis, IN (FDX Ground)	1,132,868	2014	2014	39
Sauget (St. Louis, MO), IL	682,605	2015	2015	39
Lindale (Tyler), TX	481,538	2015	2015	39
Kansas City, MO (Bunzl)	422,650	2015	2015	39
Frankfort (Lexington), KY	1,229,274	2015	2015	39
Jacksonville, FL (FDX Ground)	1,053,246	2015	2015	39
Monroe (Cincinnati), OH	452,143	2015	2015	39
Greenwood (Indianapolis), IN	1,280,020	2015	2015	39
Ft. Worth (Dallas), TX	810,709	2015	2015	39
Cincinnati, OH	165,278	2014	2015	39
Rockford, IL (B/E Aerospace)	236,923	2012	2015	39
Concord (Charlotte), NC	650,384	2016	2016	39
Covington (New Orleans), LA	335,256	2016	2016	39
Imperial (Pittsburgh), PA	243,056	2016	2016	39
Burlington (Seattle/Everett), WA	284,752	2016	2016	39
Colorado Springs, CO	225,214	2016	2016	39
Louisville, KY	83,026	2016	2016	39
Davenport (Orlando), FL	131,282	2016	2016	39
Olathe (Kansas City), KS	125,585	2016	2016	39
Shopping Center
Somerset, NJ	1,399,343	1970	1970	10-33
Vacant Land
Shelby County, TN	-0-	N/A	2007	N/A
	$148,830,169

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2016

(1) Reconciliation

REAL ESTATE INVESTMENTS

	9/30/2016	9/30/2015	9/30/2014

Balance-Beginning of Year	$941,009,905	$743,714,774	$627,866,051
Additions:
Acquisitions	209,867,577	190,948,360	96,433,935
Improvements	20,436,013	11,903,148	19,414,788
Total Additions	230,303,590	202,851,508	115,848,723
Deletions:
Sales	-0-	(5,556,377)	-0-
Total Deletions	-0-	(5,556,377)	-0-

Balance-End of Year	$1,171,313,495	$941,009,905	$743,714,774

ACCUMULATED DEPRECIATION

	9/30/2016	9/30/2015	9/30/2014

Balance-Beginning of Year	$124,898,639	$107,004,184	$91,095,415
Depreciation	23,931,530	19,625,748	15,908,769
Sales	-0-	(1,731,293)	-0-

Balance-End of Year	$148,830,169	$124,898,639	$107,004,184

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30,

(1) Reconciliation

	2016	2015	2014
Balance – Beginning of Year	$941,009,905	$743,714,774	$627,866,051
Additions:
Somerset, NJ	377,637	182,573	1,136,454
Monaca (Pittsburgh), PA	37,255	1,907,292	2,707,529
Orangeburg (New York), NY	-0-	96,800	108,157
Ridgeland (Jackson), MS	7,797	-0-	-0-
Urbandale (Des Moines), IA	-0-	-0-	-0-
Richland (Jackson), MS	-0-	-0-	422,691
O’Fallon (St. Louis), MO	-0-	317,457	20,744
Fayetteville, NC	557,354	13,773	-0-
Schaumburg (Chicago), IL	13,775	-0-	-0-
Burr Ridge (Chicago), IL	8,700	-0-	65,333
Romulus (Detroit), MI	-0-	116,919	-0-
Liberty (Kansas City), MO	24,263	2,500	26,620
Omaha, NE	7,410	7,391	-0-
Charlottesville, VA	4,462	-0-	-0-
Jacksonville, FL (FDX)	16,983	-0-	73,921
West Chester Twp (Cincinnati), OH	-0-	-0-	77,555
Richmond, VA (FDX)	18,510	7,356	14,152
St. Joseph, MO	50,934	53,922	11,980
Newington (Hartford), CT	-0-	-0-	18,000
Cudahy (Milwaukee), WI	8,689	-0-	-0-
Beltsville (Washington, DC), MD	44,600	9,271	71,700
Granite City (St. Louis, MO), IL	156,139	-0-	-0-
Monroe, NC	-0-	55,680	10,875
Winston Salem, NC	316,527	-0-	8,101
Elgin (Chicago), IL	5,960	30,312	29,048
Tolleson (Phoenix), AZ	1,655,640	(3,925)	13,015
Ft. Myers, FL	-0-	-0-	13,321
Edwardsville (Kansas City), KS (Carlisle)	-0-	-0-	200,000
Tampa, FL (FDX Ground) (A)	1,247,140	6,147	688,990
Denver, CO	-0-	-0-	-0-
Hanahan (Charleston), SC (SAIC)	40,000	328,118	-0-
Hanahan (Charleston), SC (FDX Ground)	-0-	-0-	7,983
Augusta, GA (FDX Ground)	25,161	-0-	-0-
Huntsville, AL (B)	1,853,390	-0-	-0-
Richfield (Cleveland), OH	-0-	(91,709)	4,655,309
Colorado Springs, CO	9,357	-0-	-0-
Tampa, FL (FDX)	27,144	-0-	-0-
Griffin (Atlanta), GA	-0-	-0-	-0-
Roanoke, VA (CHEP)	-0-	(59,348)	649,101
Orion, MI	5,867	5,021	61,507
Carlstadt, NJ (New York, NY)	13,877	51,120	-0-
Wheeling (Chicago), IL	-0-	-0-	-0-
White Bear Lake (Minneapolis/St. Paul), MN	-0-	-0-	-0-
Cheektowaga (Buffalo), NY	-0-	-0-	28,766
Richmond, VA (Carrier)	7,540	19,764	29,964
Montgomery (Chicago), IL	-0-	-0-	-0-
Tampa, FL (Tampa Bay Grand Prix)	26,916	-0-	34,192
Augusta, GA (FDX)	24,700	6,850	13,250
Lakeland, FL	16,321	-0-	6,643
El Paso, TX	-0-	1,198,544	323,326
Chattanooga, TN	41,042	-0-	-0-
Bedford Heights (Cleveland), OH	84,288	4,450	58,309
Kansas City, MO (Kellogg)	52,100	-0-	-0-
Punta Gorda, FL	8,350	-0-	-0-
Cocoa, FL	37,606	73,962	3,494,426
Orlando, FL	13,195	-0-	4,833
Topeka, KS	-0-	-0-	-0-

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30,

(1) Reconciliation (cont’d)

	2016	2015	2014
Memphis, TN	-0-	-0-	20,887
Houston, TX	-0-	2,279	-0-
Carrollton (Dallas), TX	24,806	4,300	-0-
Ft. Mill (Charlotte, NC), SC	-0-	-0-	338,833
Lebanon (Nashville), TN	-0-	-0-	-0-
Rockford, IL (Sherwin-Williams)	-0-	11,227	-0-
Edinburg, TX (C)	3,985,389	-0-	24,483
Streetsboro (Cleveland), OH	-0-	-0-	-0-
Corpus Christi, TX	-0-	-0-	-0-
Halfmoon (Albany), NY	-0-	-0-	-0-
Lebanon (Cincinnati), OH	-0-	36,425	-0-
Olive Branch, MS (Memphis, TN) (Anda)	-0-	-0-	-0-
Oklahoma City, OK (D)	(13,611)	2,989,708	-0-
Waco, TX	-0-	3,813,157	-0-
Livonia (Detroit), MI	31,497	30,533	-0-
Olive Branch, MS (Memphis, TN)(Milwaukee Tool) (E)	9,412,120	133,981	-0-
Roanoke, VA (FDX Ground)	-0-	-0-	-0-
Green Bay, WI	-0-	-0-	-0-
Stewartville (Rochester), MN	-0-	-0-	-0-
Tulsa, OK	-0-	48,031	3,700,000
Buckner (Louisville), KY	48,136	86,591	26,633,125
Edwardsville (Kansas City), KS (International Paper)	5,355	203,261	18,085,492
Altoona, PA	18,650	-0-	8,990,000
Spring (Houston), TX	56,275	1,415	19,226,108
Indianapolis, IN (FDX Ground)	-0-	202,000	23,744,000
Sauget (St. Louis, MO), IL	4,950	15,200,000	-0-
Lindale (Tyler), TX	-0-	9,930,000	-0-
Kansas City, MO (Bunzl)	-0-	9,600,000	-0-
Frankfort (Lexington), KY	-0-	28,000,000	-0-
Jacksonville, FL (FDX Ground)	-0-	30,645,954	-0-
Monroe (Cincinnati), OH	-0-	12,937,000	-0-
Greenwood (Indianapolis), IN	15,817	37,484,574	-0-
Ft. Worth (Dallas), TX	-0-	35,300,832	-0-
Cincinnati, OH	-0-	6,750,000	-0-
Rockford, IL (B/E Aerospace)	-0-	5,100,000	-0-
Concord (Charlotte), NC	31,975,897	-0-	-0-
Covington (New Orleans), LA	18,410,000	-0-	-0-
Imperial (Pittsburgh), PA	19,950,000	-0-	-0-
Burlington (Seattle/Everett), WA	30,210,680	-0-	-0-
Colorado Springs, CO	28,500,000	-0-	-0-
Louisville, KY	11,304,000	-0-	-0-
Davenport (Orlando), FL	37,780,000	-0-	-0-
Olathe (Kansas City), KS	31,737,000	-0-	-0-
Total Additions	230,303,590	202,851,508	115,848,723
Total Disposals	-0-	(5,556,377)	-0-
Balance – End of Year	$1,171,313,495	$941,009,905	$743,714,774

(A)	Parking lot expansion completed in August 2016

(B)	14,941 square foot building expansion was completed in August 2016

(C)	50,741 square foot building expansion was completed in October 2016

(D)	Reversal of over accrual from prior year contract payable on expansion completed in fiscal year 2015

(E)	246,434 square foot building expansion was completed in July 2016

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT
CORPORATION
(registrant)

Date: November 28, 2016	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive
Officer and Director, its principal executive officer

Date: November 28, 2016	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 28, 2016	By:	/s/ Eugene W. Landy
Eugene W. Landy, Chairman of the Board and Director

Date: November 28, 2016	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive Officer and Director

Date: November 28, 2016	By:	/s/ Anna T. Chew
Anna T. Chew, Director

Date: November 28, 2016	By:	/s/ Daniel D. Cronheim
Daniel D. Cronheim, Director

Date: November 28, 2016	By:	/s/ Catherine B. Elflein
Catherine B. Elflein, Director

Date: November 28, 2016	By:	/s/ Brian H. Haimm
Brian H. Haimm, Director

Date: November 28, 2016	By:	/s/ Neal Herstik
Neal Herstik, Director

Date: November 28, 2016	By:	/s/ Matthew I. Hirsch
Matthew I. Hirsch, Director

Date: November 28, 2016	By:	/s/ Samuel A. Landy
Samuel A. Landy, Director

Date: November 28, 2016	By:	/s/ Scott L. Robinson
Scott L. Robinson, Director

Date: November 28, 2016	By:	/s/ Stephen B. Wolgin
Stephen B. Wolgin, Director

