Form 10-Q
period 2016-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2017-02-08
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [X]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Shares of Common Stock as of February 1, 2017
Common Stock, $0.01 par value per share	70,969,828

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2016

C O N T E N T S

PART I:
FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND SEPTEMBER 30, 2016

	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS

Real Estate Investments:
Land	$168,082,315	$165,375,315
Buildings and Improvements	1,055,810,320	1,005,938,180
Total Real Estate Investments	1,223,892,635	1,171,313,495
Accumulated Depreciation	(154,847,979)	(148,830,169)
Net Real Estate Investments	1,069,044,656	1,022,483,326

Cash and Cash Equivalents	30,722,606	95,749,508
Securities Available for Sale at Fair Value	74,321,496	73,604,894
Tenant and Other Receivables	2,289,863	1,444,824
Deferred Rent Receivable	7,226,370	6,917,431
Prepaid Expenses	7,476,019	4,830,987
Capitalized Lease Costs, net of Accumulated Amortization of $3,443,958 and $3,238,516, respectively	4,040,326	4,165,268
Intangible Assets, net of Accumulated Amortization of $12,600,446 and $12,332,599, respectively	5,999,845	5,816,153
Financing Costs, net of Accumulated Amortization of $339,167 and $246,678, respectively	1,156,096	1,245,923
Other Assets	7,402,948	7,227,571

TOTAL ASSETS	$1,209,680,225	$1,223,485,885

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF DECEMBER 31, 2016 AND SEPTEMBER 30, 2016

	December 31, 2016	September 30, 2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$505,574,117	$477,476,010
Loans Payable	76,000,000	80,790,684
Accounts Payable and Accrued Expenses	2,781,619	3,998,771
Other Liabilities	14,186,980	9,868,572
Preferred Stock Called for Redemption	-0-	53,493,750
Total Liabilities	598,542,716	625,627,787

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
7.875% Series B Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of December 31, 2016 and September 30, 2016	57,500,000	57,500,000
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 5,400,000 Shares Authorized, Issued and Outstanding as of December 31, 2016 and September 30, 2016	135,000,000	135,000,000
Common Stock - $0.01 Par Value Per Share: 196,739,750 and 194,600,000 Shares Authorized as of December 31, 2016 and September 30, 2016, respectively; 70,536,720 and 68,920,972 Shares Issued and Outstanding as of December 31, 2016 and September 30, 2016, respectively	705,367	689,210
Excess Stock - $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of December 31, 2016 and September 30, 2016; No Shares Issued or Outstanding as of December 31, 2016 and September 30, 2016	-0-	-0-
Additional Paid-In Capital	407,737,024	391,726,621
Accumulated Other Comprehensive Income	10,195,118	12,942,267
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	611,137,509	597,858,098

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,209,680,225	$1,223,485,885

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

	Three Months Ended
	12/31/2016	12/31/2015
INCOME:
Rental Revenue	$23,280,856	$19,064,919
Reimbursement Revenue	3,900,755	3,194,443
TOTAL INCOME	27,181,611	22,259,362

EXPENSES:
Real Estate Taxes	2,906,981	2,372,136
Operating Expenses	1,294,468	1,231,365
General & Administrative Expenses	1,442,463	1,335,964
Acquisition Costs	178,526	145,585
Depreciation	6,992,495	5,595,432
Amortization of Capitalized Lease Costs and Intangible Assets	447,797	486,611
TOTAL EXPENSES	13,262,730	11,167,093

OTHER INCOME (EXPENSE):
Dividend and Interest Income	1,292,151	1,184,653
Gain on Sale of Securities Transactions, net	806,108	8,380
Interest Expense, including Amortization of Financing Costs	(6,163,219)	(5,346,647)
TOTAL OTHER INCOME (EXPENSE)	(4,064,960)	(4,153,614)

NET INCOME	9,853,921	6,938,655

Less: Preferred Dividends	3,697,760	2,151,758

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$6,156,161	$4,786,897

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015 - CONTINUED

	Three Months Ended
	12/31/2016	12/31/2015

BASIC INCOME – PER SHARE
Net Income	$0.14	$0.11
Less: Preferred Dividends	(0.05)	(0.03)
Net Income Attributable to Common
Shareholders - Basic	$0.09	$0.08

DILUTED INCOME – PER SHARE
Net Income	$0.14	$0.11
Less: Preferred Dividends	(0.05)	(0.03)
Net Income Attributable to Common
Shareholders - Diluted	$0.09	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	69,686,153	62,866,898
Diluted	69,829,793	62,948,800

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

	Three Months Ended
	12/31/2016	12/31/2015

Net Income	$9,853,921	$6,938,655
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During the Period	(1,941,041)	1,790,142
Reclassification Adjustment for Net Gains of Sales of Securities Transactions Realized in Income	(806,108)	(8,380)
TOTAL COMPREHENSIVE INCOME	7,106,772	8,720,417
Less: Preferred Dividends	3,697,760	2,151,758
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,409,012	$6,568,659

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

	Three Months Ended
	12/31/2016	12/31/2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,853,921	$6,938,655
Noncash Items Included in Net Income:
Depreciation & Amortization	7,721,205	6,316,410
Stock Compensation Expense	100,155	104,961
Gain on Sale of Securities Transactions, net	(806,108)	(8,380)
Loss on Sale of Real Estate Investment	95,336	-0-
Changes In:
Tenant, Deferred Rent and Other Receivables	(598,700)	(898,233)
Prepaid Expenses	(2,645,032)	(2,594,298)
Other Assets and Capitalized Lease Costs	(428,282)	(203,940)
Accounts Payable, Accrued Expenses and Other Liabilities	860,211	1,981,853
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,152,706	11,637,028

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(56,101,538)	(50,385,897)
Capital Improvements	(696,941)	(860,167)
Proceeds on Sale of Real Estate	4,125,819	-0-
Return of Deposits on Real Estate	1,000,000	900,000
Deposits Paid on Acquisitions of Real Estate	(820,000)	(550,000)
Proceeds from Sale of Securities Available for Sale	3,738,938	1,790,403
Purchase of Securities Available for Sale	(6,396,581)	(6,491,654)
NET CASH USED IN INVESTING ACTIVITIES	(55,150,303)	(55,597,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Repayments) Proceeds from Loans Payable	(4,790,684)	14,938,116
Proceeds from Fixed Rate Mortgage Notes Payable	38,000,000	33,670,000
Principal Payments on Fixed Rate Mortgage Notes Payable	(9,456,016)	(6,941,017)
Financing Costs Paid on Debt	(636,963)	(404,674)
Proceeds from the Exercise of Stock Options	-0-	924,300
Redemption of Series A Preferred Stock	(53,493,750)	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	18,877,487	12,575,537
Preferred Dividends Paid	(3,422,136)	(2,151,758)
Common Dividends Paid, net of Reinvestments	(9,107,243)	(7,797,202)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(24,029,305)	44,813,302

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(65,026,902)	853,015
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	95,749,508	12,073,909
CASH AND CASH EQUIVALENTS - END OF PERIOD	$30,722,606	$12,926,924

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2016

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (MREIC, the Company, or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of December 31, 2016, the Company owned one hundred properties with total square footage of approximately 16,554,000, which is 100.0% occupied, as compared to ninety-nine properties with total square footage of approximately 16,010,000, which was 99.6% occupied as of September 30, 2016. These properties are located in thirty states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. The Company also owns a portfolio of REIT investment securities which the Company generally limits to no more than approximately 10% of its undepreciated assets, (which is the Company’s total assets excluding accumulated depreciation).

The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the Code), and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code. The Company is subject to franchise taxes in several of the states in which the Company owns property.

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2016.

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

Of the Company’s one hundred properties, only three leases contain an early termination provision. These leases with an early termination provision are the 26,340 square foot location in Ridgeland (Jackson), MS, the 83,000 square foot location in Roanoke, VA and the 102,135 square foot location in O’Fallon (St. Louis), MO.

Stock Compensation Plan

The Company has a Stock Option and Stock Award Plan, adopted in 2007 and amended and restated in 2010 (the 2007 Plan), authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock, $0.01 par value per share (common stock) including up to 100,000 shares of restricted stock awarded to any one participant in any one fiscal year.

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation”. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. The amortization of compensation costs for stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $100,155 and $104,961 for the three months ended December 31, 2016 and 2015, respectively.

During the three months ended December 31, 2015, no stock options were granted under the Company’s 2007 Plan. During the three months ended December 31, 2016, the following stock options, which vest one year after grant date, were granted under the Company’s 2007 Plan:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date
12/9/16	10	215,000	$14.24	12/9/24

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the fiscal year indicated:

Fiscal 2017

Dividend yield	4.49%
Expected volatility	18.88%
Risk-free interest rate	2.26%
Expected lives (years)	8
Estimated forfeitures	-0-

The fair value of options granted during the three months ended December 31, 2016 was $1.45 per option.

During the three months ended December 31, 2016 and 2015, no shares of restricted stock were granted under the Company’s 2007 Plan. During the three months ended December 31, 2015, four participants exercised options to purchase an aggregate of 115,000 shares of common stock at a weighted average exercise price of $8.04 per share for total proceeds of $924,300. During the three months ended December 31, 2016, no options were exercised. As of December 31, 2016, a total of 229,878 shares were available to grant as stock options or as restricted stock and there were outstanding options to purchase 670,000 shares under the 2007 Plan. The aggregate intrinsic value of options outstanding as of December 31, 2016 was $2,846,200.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, intangible assets and consolidation. The adoption of ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In March 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments”. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (Subtopic 835-30), which clarified that debt issuance costs related to line-of-credit arrangements may be presented as an asset and amortized over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted these standards effective October 1, 2016. As a result, debt issuance costs related to debt liabilities that are not line-of-credit arrangements are included as a direct deduction from the related debt liability and those related to line-of-credit arrangements continue to be included as an asset on the accompanying Consolidated Balance Sheets. The effects of this standard were applied retrospectively to all prior periods presented. The effect of the change in accounting principle was the reduction in the amount of $6,272,143 of the Fixed Rate Mortgage Notes Payable liability and a corresponding reduction of the Financing Costs asset as of September 30, 2016 and a reclassification of Amortization of Financing Costs of $234,367 for the three months ended December 31, 2015, to Interest Expense, net of Amortization of Financing Costs in our Consolidated Statement of Income.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Segment Reporting & Financial Information

The Company’s primary business is the ownership and management of real estate properties. The Company seeks to invest in well-located, modern, single-tenant, industrial buildings leased primarily to investment grade tenants or their subsidiaries on long-term net leases. The Company reviews operating and financial information for each property on an individual basis and, therefore, each property represents an individual operating segment. The Company evaluates financial performance using Net Operating Income (“NOI”) from property operations. NOI is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. The Company has aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated as industrial properties subject to long-term net leases primarily to investment grade tenants or their subsidiaries.

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

In addition, common stock equivalents of 143,640 and 81,902 shares are included in the diluted weighted average shares outstanding for the three months ended December 31, 2016 and 2015, respectively. For the diluted weighted average shares outstanding for the three months ended December 31, 2016 and 2015, 215,000 and 130,000 options to purchase shares of common stock, respectively, were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions

On October 17, 2016, the Company purchased a newly constructed 338,584 square foot industrial building located in Hamburg, NY, which is in the Buffalo Metropolitan Statistical Area. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through March 2031. The purchase price was $35,100,000. The Company obtained a 15 year fully-amortizing mortgage loan of $23,500,000 at a fixed interest rate of 4.03%. Annual rental revenue over the remaining term of the lease averages approximately $2,309,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $250,000 to an Intangible Asset associated with the lease in-place.

On December 30, 2016, the Company purchased a newly constructed 213,672 square foot industrial building located in Ft. Myers, FL. The building is 100% net-leased to FedEx Ground Package System, Inc. for ten years through September 2026. The purchase price was $21,001,538. The Company obtained a 15 year fully-amortizing mortgage loan of $14,500,000 at a fixed interest rate of 3.97%. Annual rental revenue over the remaining term of the lease averages approximately $1,365,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $201,538 to an Intangible Asset associated with the lease in-place.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation (FDX) is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include or incorporate by reference into this report the information of FDX on such website.

Expansions

On October 1, 2016, a 50,625 square foot expansion of the building leased to FedEx Ground Package System, Inc. located in Edinburg, TX was completed for a cost of approximately $4,762,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2021 through September 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $499,000 from approximately $598,000, or $5.27 per square foot, to approximately $1,097,000, or $6.68 per square foot.

Disposition

On October 27, 2016, the Company sold its only vacant building consisting of a 59,425 square foot industrial building situated on 4.78 acres located in White Bear Lake, MN for net proceeds of approximately $4,126,000.

Since the sale of this property does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results, the operations generated from this property are not included in Discontinued Operations.

The following table summarizes the operations of the Company’s 59,425 square foot industrial building located in White Bear Lake, MN prior to its sale on October 27, 2016 which is included in the accompanying Consolidated Statements of Income for the three months ended December 31:

	Three Months Ended
	12/31/2016	12/31/2015
Rental and Reimbursement Revenue	$-0-	$-0-
Real Estate Taxes	(8,855)	(29,294)
Operating Expenses	(9,846)	(15,770)
Depreciation & Amortization	(8,006)	(24,018)
Interest Expense	-0-	-0-
Loss from Operations	(26,707)	(69,082)
Loss on Sale of Real Estate Investment	(95,336)	-0-
Net Loss	$(122,043)	$(69,082)

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses generated from property acquired and expanded during fiscal 2017 and 2016, assuming that the acquisitions and completed expansions had occurred as of October 1, 2015, after giving effect to certain adjustments including (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions. In addition, Net Income Attributable to Common Shareholders excludes the operating expenses incurred during fiscal 2017 and 2016 for the one vacant property, located in White Bear Lake, MN, that was sold during the quarter on October 27, 2016. Furthermore, the proceeds raised from the Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the DRIP, as if all the shares raised had occurred on October 1, 2015. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended
	12/31/2016	12/31/2015

Rental Revenues	$23,718,300	$23,554,500
Net Income Attributable to Common Shareholders	$6,281,500	$6,091,400
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.09	$0.09

Tenant Concentration

The Company has a concentration of FDX and FDX subsidiary-leased properties, consisting of fifty-five separate stand-alone leases covering approximately 8,187,000 square feet as of December 31, 2016 and forty-nine separate stand-alone leases covering approximately 6,508,000 square feet as of December 31, 2015. The percentage of FDX and its subsidiaries leased square footage to the total of the Company’s rental space was 49% (6% to FDX and 43% to FDX subsidiaries) as of December 31, 2016 and 45% (7% to FDX and 38% to FDX subsidiaries) as of December 31, 2015. As of December 31, 2016, the only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries and Milwaukee Electric Tool Corporation, which leases one property consisting of approximately 862,000 square feet, which was approximately 5% of the Company’s rental space. As of December 31, 2015, no other tenant, other than FDX and its subsidiaries, accounted for 5% or more of the Company’s total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 59% (6% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2017 and was 55% (7% to FDX and 48% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2016. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement Revenue for the three months ended December 31, 2016 and 2015.

In addition to real estate property holdings, the Company held $74,321,496 in marketable REIT securities at December 31, 2016, representing 5.4% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance the Company’s diversification. The securities portfolio provides the Company with additional liquidity, diversification, income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

The Company’s Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $74,321,496 as of December 31, 2016. The Company generally limits its investment in marketable securities to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). The REIT securities portfolio provides the Company with additional liquidity, diversification, income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the three months ended December 31, 2016, the Company sold or redeemed securities with a cost basis of $2,932,830 and recognized a Gain on Sale of Securities Transactions of $806,108. The Company also made purchases of $6,396,581 in Securities Available for Sale at Fair Value. Of this amount, the Company made total purchases of 26,967 common shares of UMH Properties, Inc. (UMH), a related REIT, for a total cost of $331,009, or a weighted average cost of $12.27 per share, of which 13,967 shares were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. The Company owned a total of 1,016,293 UMH common shares as of December 31, 2016 at a total cost of $9,636,694 and a fair value of $15,295,216. The Company owns 200,000 shares of UMH’s 8.25% Series A Cumulative Redeemable Preferred Stock at a total cost of $5,000,000 with a fair value of $5,140,000 and the Company owns 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2,500,000 with a fair value of $2,680,000. The unrealized gain on the Company’s investment in UMH’s common and preferred stock as of December 31, 2016 was $5,978,522.

As of December 31, 2016, the Company had total net unrealized holding gains on its securities portfolio of $10,195,118. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery. As of December 31, 2016, the Company held one security, with a fair value of $733,500, that had an unrealized loss totaling $12,340, representing less than a 2% unrealized loss. This one security had an unrealized loss for less than twelve months.

NOTE 5 – DEBT

For the three months ended December 31, 2016 and 2015, amortization of financing costs included in interest expense was $280,913 and $234,367, respectively.

The following is a summary of our Fixed Rate Mortgage Notes Payable as of December 31, 2016 and September 30, 2016:

	12/31/2016		9/30/2016
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)

Fixed Rate Mortgage Notes Payable	$512,292,137	4.44%	$483,748,153	4.48%

Debt Issuance Costs	$9,941,959		$9,424,697
Accumulated Amortization of Debt Issuance Costs	(3,223,939)		(3,152,554)
Unamortized Debt Issuance Costs	$6,718,020		$6,272,143

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$505,574,117		$477,476,010

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

As of December 31, 2016, interest payable on these mortgages were at fixed rates ranging from 3.45% to 7.60%, with a weighted average interest rate of 4.44%. This compares to a weighted average interest rate of 4.48% as of September 30, 2016 and 4.76% as of December 31, 2015. As of December 31, 2016, the weighted average loan maturity of the Fixed Rate Mortgage Notes Payable was 10.7 years. This compares to a weighted average loan maturity of the Fixed Rate Mortgage Notes Payable of 10.5 years as of September 30, 2016 and 9.3 years as of December 31, 2015.

In connection with the two properties acquired during the three months ended December 31, 2016, which are located in Hamburg (Buffalo), NY and Ft. Myers, FL (as described in Note 3), the Company entered into two, fifteen year, fully-amortizing mortgages. The two mortgages originally totaled $38,000,000 and have a weighted average interest rate of 4.01%.

During the three months ended December 31, 2016, the Company fully repaid its two mortgages associated with one of its properties located in Jacksonville, FL totaling approximately $1,356,000.

Subsequent to the quarter end, during January 2017, the Company fully repaid three mortgages associated with three properties located in El Paso, TX; Halfmoon, NY and Lebanon, OH totaling approximately $9,477,000.

During the three months ended December 31, 2016, the Company fully repaid its two term loans payable totaling $4,768,266. One loan totaling $2,284,633 had an interest rate of 4.90% and one loan totaling $2,483,633 had a variable annual interest rate of prime plus 0.75% with a floor of 4.50%. The interest rate on the date this loan was fully repaid was 4.50%.

As of December 31, 2016, total loans payable represented the amount drawn down on the Company’s $200,000,000 unsecured line of credit facility (the “Facility”), maturing in September 2020 with a one year extension at the Company’s option, (subject to various conditions as specified in the loan agreement). As of December 31, 2016, $76,000,000 was drawn down. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a 7.0% capitalization rate to the NOI generated by the Company’s unencumbered, wholly-owned industrial properties. Borrowings under the Facility, will, at the Company’s election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company’s leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on the Company’s leverage ratio. The Company’s borrowings as of December 31, 2016, based on the Company’s leverage ratio as of December 31, 2016, bear interest at LIBOR plus 150 basis points, which was at an interest rate of 2.25% as of December 31, 2016. In addition, the Company has a $100,000,000 accordion feature, bringing the total potential availability under the Facility (subject to various conditions as specified in the loan agreement) up to $300,000,000. During the three months ended December 31, 2016, there were no additional draws on the Company’s unsecured line of credit.

NOTE 6 – SHAREHOLDERS’ EQUITY

The Company’s authorized stock as of December 31, 2016 consisted of 196,739,750 shares of common stock, of which 70,536,720 shares were issued and outstanding, 2,300,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (Series B Preferred Stock) of which all were issued and outstanding, 5,400,000 shares of 6.125% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock), of which all were issued and outstanding, and 200,000,000 shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

Common Stock

On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. This represents an annualized dividend rate of $0.64 per share. The Company has maintained or increased its cash dividend for twenty-five consecutive years.

The Company raised $20,954,643 (including dividend reinvestments of $2,077,156) from the issuance of 1,615,748 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan (DRIP) during the three months ended December 31, 2016. During the three months ended December 31, 2016, the Company paid $11,184,399 in total cash dividends, or $0.16 per share, to common shareholders, of which $2,077,156 was reinvested in the DRIP.

On January 17, 2017, the Company declared a dividend of $0.16 per share to be paid March 15, 2017 to common shareholders of record as of the close of business on February 15, 2017.

On January 17, 2017, the Board of Directors reaffirmed its Share Repurchase Program that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company’s common stock. The Company may repurchase its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased during the three months ended December 31, 2016 and, as of December 31, 2016, the Company does not own any of its own shares.

7.625% Series A Cumulative Redeemable Preferred Stock

On September 14, 2016, the Company announced that it intended to redeem all 2,139,750 issued and outstanding shares of its 7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (7.625% Series A Preferred Stock). The Company redeemed the shares of the 7.625% Series A Preferred Stock on October 14, 2016 at a redemption price of $25.00 per share, totaling $53,493,750, plus all dividends accrued and unpaid, to and including the redemption date, in an amount equal to $0.23299 per share, totaling $498,540, for a total cash payment of $25.23299 per share, totaling $53,992,290.

7.875% Series B Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2016, the Company paid $1,132,032 in Preferred Dividends, or $0.4921875 per share on its outstanding Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative and payable quarterly at an annual rate of $1.96875 per share. The Series B Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, the Series B Preferred Stock is not redeemable prior to June 7, 2017. On and after June 7, 2017, at any time and, from time to time, the Series B Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption. On January 17, 2017, the Company declared a dividend of $0.4921875 per share to be paid March 15, 2017 to Series B preferred shareholders of record as of the close of business on February 15, 2017.

6.125% Series C Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2016, the Company paid $1,791,564 in Preferred Dividends, or $0.3317708 per share on its outstanding Series C Preferred Stock for the period September 13, 2016 through November 30, 2016. Dividends on the Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. The Series C Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, the Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time and, from time to time, the Series C Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption. On January 17, 2017, the Company declared a dividend of $0.3828125 per share to be paid March 15, 2017 to Series C preferred shareholders of record as of the close of business on February 15, 2017.

NOTE 7 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. The Company’s financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at December 31, 2016 and September 30, 2016:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2016:
Equity Securities – Preferred Stock	$13,583,215	$13,583,215	$-0-	$-0-
Equity Securities – Common Stock	60,733,016	60,733,016	-0-	-0-
Mortgage Backed Securities	5,265	5,265	-0-	-0-
Total Securities Available for Sale at Fair Value	$74,321,496	$74,321,496	$-0-	$-0-

As of September 30, 2016:
Equity Securities – Preferred Stock	$13,769,073	$13,769,073	$-0-	$-0-
Equity Securities – Common Stock	59,830,271	59,830,271	-0-	-0-
Mortgage Backed Securities	5,550	5,550	-0-	-0-
Total Securities Available for Sale at Fair Value	$73,604,894	$73,604,894	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of Fixed Rate Mortgage Notes Payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At December 31, 2016, the Fixed Rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to approximately $510,052,000 and the carrying value amounted to $512,292,137. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements are estimated based on independent third party appraisals and fall within level 3 of the fair value hierarchy.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended December 31, 2016 and 2015 was approximately $5,882,000 and $5,112,000, respectively.

During the three months ended December 31, 2016 and 2015, the Company had dividend reinvestments of $2,077,156 and $2,285,958, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

The Company has entered into agreements to purchase nine new build-to-suit, industrial buildings that are currently being developed in Florida, Michigan, North Carolina, Ohio, Oklahoma, South Carolina and Texas, totaling approximately 2,338,000 square feet with net-leased terms ranging from seven to fifteen years, resulting in a weighted average lease maturity of 13.5 years. The aggregate purchase price for the nine properties is approximately $250,497,000. Six of the nine purchase commitments consisting of approximately 1,694,000 square feet, or 72%, are leased to investment grade tenants or their subsidiaries. Approximately 1,397,000 square feet, or 60%, is leased to FDX and its subsidiaries. Subject to satisfactory due diligence, we anticipate closing these nine transactions during the remainder of fiscal 2017 and fiscal 2018. In connection with five of the nine properties, the Company has entered into commitments to obtain five mortgages totaling approximately $100,304,000 at fixed rates ranging from 3.60% to 4.23%, with a weighted average interest rate of 3.86%. All five of these mortgages are fifteen year, fully-amortizing loans.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On January 17, 2017, the Company declared a common dividend of $0.16 per share to be paid March 15, 2017 to common shareholders of record as of the close of business on February 15, 2017.

On January 17, 2017, the Company declared a dividend of $0.4921875 per share to be paid March 15, 2017 to Series B preferred shareholders of record as of the close of business on February 15, 2017.

On January 17, 2017, the Company declared a dividend of $0.3828125 per share to be paid March 15, 2017 to Series C preferred shareholders of record as of the close of business on February 15, 2017.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Activity

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The Company operates as a Real Estate Investment Trust (REIT). The Company seeks to invest in well-located, modern single-tenant industrial buildings leased primarily to investment grade tenants or their subsidiaries on long-term net leases. During the three months ended December 31, 2016, the Company purchased two net-leased industrial properties, located in Hamburg (Buffalo), NY and Ft. Myers, FL, totaling approximately 552,000 square feet, for approximately $56,102,000. In connection with the two properties acquired during the three months ended December 31, 2016, the Company entered into two, fifteen year fully-amortizing mortgages. The two mortgages originally total $38,000,000 and have a weighted average interest rate of 4.01%. As of December 31, 2016, the Company owned one hundred properties with total square footage of approximately 16,554,000. These properties are located in thirty states. As of the quarter ended December 31, 2016, the Company’s weighted average lease maturity was approximately 7.4 years, its occupancy rate was 100.0% and its annualized average base rent per occupied square foot was $5.80. As of December 31, 2016, the weighted average age based on the square footage of the Company’s buildings was 9.9 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $74,321,496, were $1,223,892,635 as of December 31, 2016.

The Company’s revenue primarily consists of Rental and Reimbursement Revenue from the ownership of industrial rental property. Net Operating Income (“NOI”) from property operations is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI increased $4,324,301, or 23%, for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The increase was due to the additional income related to eight industrial properties purchased during fiscal 2016 and two industrial properties purchased during the three months ended December 31, 2016.

The Company’s NOI for the three months ended December 31, 2016 and 2015 is calculated as follows:

	Three Months Ended
	12/31/2016	12/31/2015

Rental Revenue	$23,280,856	$19,064,919
Reimbursement Revenue	3,900,755	3,194,443
Total Rental and Reimbursement Revenue	27,181,611	22,259,362
Real Estate Taxes	(2,906,981)	(2,372,136)
Operating Expenses	(1,294,468)	(1,231,365)
NOI	$22,980,162	$18,655,861

Acquisitions

On October 17, 2016, the Company purchased a newly constructed 338,584 square foot industrial building located in Hamburg, NY, which is in the Buffalo Metropolitan Statistical Area. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through March 2031. The purchase price was $35,100,000. The Company obtained a 15 year fully-amortizing mortgage loan of $23,500,000 at a fixed interest rate of 4.03%. Annual rental revenue over the remaining term of the lease averages approximately $2,309,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $250,000 to an Intangible Asset associated with the lease in-place.

On December 30, 2016, the Company purchased a newly constructed 213,672 square foot industrial building located in Ft. Myers, FL. The building is 100% net-leased to FedEx Ground Package System, Inc. for ten years through September 2026. The purchase price was $21,001,538. The Company obtained a 15 year fully-amortizing mortgage loan of $14,500,000 at a fixed interest rate of 3.97%. Annual rental revenue over the remaining term of the lease averages approximately $1,365,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $201,538 to an Intangible Asset associated with the lease in-place.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation (FDX) is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include or incorporate by reference into this report the information of FDX on such website.

Expansions

On October 1, 2016, a 50,625 square foot expansion of the building leased to FedEx Ground Package System, Inc. located in Edinburg, TX was completed for a cost of approximately $4,762,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2021 through September 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $499,000 from approximately $598,000, or $5.27 per square foot, to approximately $1,097,000, or $6.68 per square foot.

Disposition

On October 27, 2016, the Company sold its only vacant building consisting of a 59,425 square foot industrial building situated on 4.78 acres located in White Bear Lake, MN for net proceeds of approximately $4,126,000.

Commitments

The Company has entered into agreements to purchase nine new build-to-suit, industrial buildings that are currently being developed in Florida, Michigan, North Carolina, Ohio, Oklahoma, South Carolina and Texas, totaling approximately 2,338,000 square feet with net-leased terms ranging from seven to fifteen years, resulting in a weighted average lease maturity of 13.5 years. The aggregate purchase price for the nine properties is approximately $250,497,000. Six of the nine purchase commitments consisting of approximately 1,694,000 square feet, or 72%, are leased to investment grade tenants or their subsidiaries. Approximately 1,397,000 square feet, or 60%, is leased to FDX and its subsidiaries. Subject to satisfactory due diligence, we anticipate closing these nine transactions during the remainder of fiscal 2017 and fiscal 2018. In connection with five of the nine properties, the Company has entered into commitments to obtain five mortgages totaling approximately $100,304,000 at fixed rates ranging from 3.60% to 4.23%, with a weighted average interest rate of 3.86%. All five of these mortgages are fifteen year, fully-amortizing loans.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

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

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for fiscal year ended September 30, 2016.

Changes in Results of Operations

As of December 31, 2016, the Company owned one hundred properties with total square footage of approximately 16,554,000, as compared to ninety-three properties with total square footage of approximately 14,425,000, as of December 31, 2015, representing an increase of 15%. At quarter end, the Company’s weighted average lease expiration term was approximately 7.4 years as compared to 7.1 years at the end of the prior year period. The Company’s occupancy rate was 100.0% as of December 31, 2016 as compared to 98.8% as of December 31, 2015, representing an increase of 120 basis points. The Company’s weighted average building age was 9.9 years as of December 31, 2016 as compared to 10.5 years as of December 31, 2015.

Fiscal 2017 Renewals

In fiscal 2017, approximately 9% of our gross leasable area, representing thirteen leases totaling 1,539,526 square feet, are set to expire. As of the date of this quarterly report, six of the thirteen leases have renewed. One of the six leases, (which is with FedEx Ground Package System, Inc. for a property located in Ft. Myers, FL), has renewed for only eight months because the tenant is in the process of moving its operations from our 87,500 square foot facility to a newly constructed facility, which is also located in Ft. Myers, FL. As discussed above, on December 30, 2016, we purchased this newly constructed 213,672 square foot industrial building which is leased for ten years through September 2026. Excluding the eight month lease renewal at the original Ft. Myers, FL location, the five leases that have renewed thus far represent 718,842 square feet, or 47% of the expiring square footage, and have a weighted average lease term of 5.9 years.

The Company has incurred or expects to incur tenant improvement costs of approximately $1,928,000 in connection with four of the five lease renewals and leasing costs of approximately $611,000 in connection with all five lease renewals. The table below summarizes the lease terms of the five leases which were renewed and includes both the tenant improvement costs and the leasing costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Ft. Myers, FL	FedEx Ground	87,500	$4.95	$4.95	10/31/16	$4.95	$4.95	6/30/17	0.7	$-0-	$-0-

Griffin, GA	Caterpillar	218,120	$5.36	$5.36	11/30/16	$5.36	$5.36	11/30/17	1.0	$-0-	$0.11
Elgin, IL	Joseph T. Ryerson	89,052	5.68	5.68	1/31/17	5.68	5.68	1/31/20	3.0	$0.17	$0.17
Newington, CT	Kellogg Sales Co.	54,812	6.00	6.00	2/28/17	6.00	6.00	2/29/20	3.0	$0.30	$0.24
Schaumburg, IL	FedEx Express	73,500	6.88	7.00	3/31/17	6.50	6.50	3/31/27	10.0	$0.24	$0.13
Tolleson, AZ	Western Container	283,358	4.33	4.59	4/30/17	4.78	4.33	4/30/27	10.0	$0.58	$0.14
	Total (2)	718,842

Weighted Average (2)			$5.20	$5.31		$5.34	$5.16		5.9	$0.46	$0.14

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.
(2)	Total and Weighted Average amounts exclude the original Ft. Myers, FL property.

Excluding the eight-month lease renewal at the original Ft. Myers, FL location, the remaining five lease renewals result in a weighted average term of 5.9 years and a U.S. GAAP straight-line weighted average lease rate of $5.34 per square foot. The renewed weighted average initial cash rent per square foot is $5.16. This compares to the former weighted average rent of $5.20 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $5.31 per square foot, representing an increase in the weighted average lease rate of 2.7% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 2.8% on a cash basis. The seven remaining leases that are set to expire during fiscal 2017 are under discussion.

Rental Revenue increased $4,215,937, or 22%, for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The increase was primarily due to the acquisition of six properties purchased during the last three quarters of fiscal 2016 and the two properties purchased during the first three months of fiscal 2017 as well as the 120 basis point increase in the Company’s occupancy rate of 98.8% as of December 31, 2015 to 100.0% as of December 31, 2016.

Our single-tenant properties are subject to net-leases which require the tenants to reimburse us for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. For the three months ended December 31, 2016 compared to the three months ended December 31, 2015, Reimbursement Revenue increased $706,312, or 22%, Real Estate Tax Expense increased $534,845, or 23%, and Operating Expenses increased $63,103, or 5%. The increase in Reimbursement Revenue, Real Estate Taxes and Operating Expenses for the three months ended December 31, 2016 was primarily due to our newly acquired properties.

General and Administrative Expense increased $106,499, or 8%, for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The increase in General and Administrative Expense for the three months ended December 31, 2016 was primarily due to an increase in salary and employee benefit expenses.

Acquisition Costs amounted to $178,526 and $145,585 for the three months ended December 31, 2016 and 2015, respectively. There were two acquisitions during the three months ended December 31, 2016 with a cost of approximately $56,102,000 compared to two acquisitions during the three months ended December 31, 2015 with a cost of approximately $50,386,000.

The Company recognized a Gain on Sale of Securities Transactions of $806,108 and $8,380 for the three months ended December 31, 2016 and 2015, respectively. In addition, the Company’s unrealized holding gains on its investment in securities decreased from an unrealized gain of $12,942,267 as of September 30, 2016 to an unrealized gain of $10,195,118 as of December 31, 2016, resulting in a decrease for the three months ended December 31, 2016 of $2,747,149. Furthermore, the Company recognized dividend income on its investment in securities of $1,292,151 and $1,184,653 for the three months ended December 31, 2016 and 2015, respectively, representing an increase of 9%. The increase is due to a higher average carrying value of the REIT securities portfolio during the current three month period compared to prior three month period. The REIT securities portfolio’s weighted average yield for three months ended December 31, 2016 was approximately 7.4% as compared to 8.4% for the three months ended December 31, 2015.

Interest Expense, including Amortization of Financing Costs, increased $816,572, or 15%, for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. This increase is primarily due to an increase in the average balance of Fixed Rate Mortgage Notes Payable due to the newly acquired properties in fiscal 2016 and 2017, which was offset by a decrease in the weighted average interest rate. The weighted average interest rate of Fixed Rate Mortgage Notes Payable has decreased from 4.76% at December 31, 2015 to 4.44% at December 31, 2016, representing a decrease of 32 basis points. The weighted average interest rate of Loans Payable has decreased from 2.32% at December 31, 2015 to 2.25% at December 31, 2016, representing a decrease of 7 basis points. The weighted average interest rate of Fixed Rate Mortgage Notes Payable and Loans Payable has decreased from 4.28% at December 31, 2015 to 4.16% at December 31, 2016, representing a decrease of 12 basis points.

Changes in Financial Condition

The Company generated Net Cash from Operating Activities of $14,152,706 and $11,637,028 for the three months ended December 31, 2016 and 2015, respectively.

Net Real Estate Investments increased $46,561,330 from September 30, 2016 to December 31, 2016. This increase was due mainly to the purchase of two net-leased industrial properties, located in Hamburg (Buffalo), NY and Ft. Myers, FL totaling approximately $56,102,000, of which $55,650,000 was allocated to Net Real Estate Investments. The increase was partially offset by Depreciation Expense for the three months ended December 31, 2016 of $6,992,495.

Securities Available for Sale increased $716,602 from September 30, 2016 to December 31, 2016. The increase was due to the purchase of securities totaling $6,396,581, offset by a net decrease in Unrealized Holding Gains of $2,747,149 and by the sale of securities with a cost basis of $2,932,830, which resulted in realized gains totaling $806,108.

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs (Mortgage Notes Payable) increased $28,098,107 from September 30, 2016 to December 31, 2016. The increase was mostly due to the origination of two fixed rate mortgages totaling $38,000,000 obtained in connection with the acquisitions of two industrial properties purchased in the first quarter of fiscal 2017. The weighted average interest rate on these two fixed rate mortgages is 4.01%. Details on these two fixed rate mortgages are as follows:

Property	Mortgage amount	Maturity Date	Interest Rate
Hamburg (Buffalo), NY	$23,500,000	11/1/2031	4.03%
Ft. Myers, FL	14,500,000	1/1/2032	3.97%

The increase in Mortgage Notes Payable was also partially due to the amortization of financing costs associated with the Mortgage Notes Payable of approximately $188,000. This increase was partially offset by scheduled payments of principal of approximately $9,456,000, which includes the full repayment of the Company’s two mortgages associated with one of its properties located in Jacksonville, FL totaling approximately $1,356,000. In addition, the increase in Mortgage Notes Payable was partially offset by the addition of deferred financing costs of approximately $595,000 associated with the two mortgages obtained in connection with the acquisitions of the two industrial properties purchased in the first quarter of fiscal 2017.

The Company is scheduled to repay a total of approximately $64,860,000 in mortgage principal payments over the next twelve months. The Company intends to make these principal payments from the funds generated from Cash from Operations, the DRIP and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $14,152,706 and $11,637,028 for the three months ended December 31, 2016 and 2015, respectively. Dividends paid on common stock for the three months ended December 31, 2016 and 2015 were $11,184,399 and $10,083,160, respectively, (of which $2,077,156 and $2,285,958, respectively, were reinvested). The Company pays dividends from cash generated from operations.

As of December 31, 2016, the Company owned Securities Available for Sale of $74,321,496. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). In instances when the Company believes it can achieve an adequate yield spread, the Company may invest in marketable REIT securities on margin. As of December 31, 2016, there were no draws against the margin. The marketable REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of December 31, 2016, the Company had net Unrealized Holding Gains on its portfolio of $10,195,118 as compared to net Unrealized Holding Gains of $12,942,267 as of September 30, 2016, representing an decrease of $2,747,149. The dividends received from the Company’s investments, which yielded approximately 7.4% for the three months ended December 31, 2016, continue to meet our expectations. The Company recognized dividend income on its investment in securities of $1,292,151 and $1,184,653 for the three months ended December 31, 2016 and 2015, respectively, representing an increase of 9%. In addition, the Company recognized a Gain on Sale of Securities Transactions of $806,108 and $8,380 for the three months ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company owned one hundred properties, of which sixty-five carried mortgage loans with outstanding principal balances totaling $512,292,137. The thirty-five unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s unsecured line of credit facility limit the amount of unencumbered properties that can be mortgaged. As of December 31, 2016, the Company has drawn down $76,000,000 on its $200,000,000 unsecured line of credit facility, which had a weighted average interest rate of 2.25%. The unsecured line of credit facility has an additional $100,000,000 accordion feature, which brings the total potential availability up to $300,000,000. The unsecured line of credit facility matures September 2020, with a one year extension at the Company’s option.

As of December 31, 2016, the Company had total assets of $1,209,680,225 and liabilities of $598,542,716. The Company’s net debt (net of unamortized debt issuance costs and net of cash and cash equivalents) to total market capitalization as of December 31, 2016 was approximately 30% and the Company’s net debt, less securities (net of unamortized debt issuance costs, net of cash and cash equivalents and net of securities) to total market capitalization as of December 31, 2016 was approximately 26%. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

The Company raised $20,954,643 (including dividend reinvestments of $2,077,156) from the issuance of 1,615,748 shares of common stock under the DRIP during the three months ended December 31, 2016. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 26,267 common shares for a total cost of $353,031, or a weighted average cost of $13.44 per share. During the three months ended December 31, 2016, the Company paid $11,184,399 in total cash dividends, or $0.16 per share to common shareholders, of which $2,077,156 was reinvested in the DRIP. On January 17, 2017, the Company declared a dividend of $0.16 per common share to be paid on March 15, 2017 to common shareholders of record as of the close of business on February 15, 2017.

The Company redeemed all of the outstanding shares of its 7.625% Series A Preferred Stock on October 14, 2016 at a redemption price of $25.00 per share, totaling $53,493,750, plus all dividends accrued and unpaid to and including the redemption date, in an amount equal to $0.23299 per share, totaling $498,540, for a total cash payment of $25.23299 per share, totaling $53,992,290.

During the three months ended December 31, 2016, the Company paid $1,132,032 in Preferred Dividends, or $0.4921875 per share on its outstanding Series B Preferred Stock. On January 17, 2017, the Company declared a dividend of $0.4921875 per share to be paid March 15, 2017 to Series B preferred shareholders of record as of the close of business on February 15, 2017.

During the three months ended December 31, 2016, the Company paid $1,791,564 in Preferred Dividends, or $0.3317708 per share on its outstanding Series C Preferred Stock for the period September 13, 2016 through November 30, 2016. On January 17, 2017, the Company declared a dividend of $0.3828125 per share to be paid March 15, 2017 to Series C preferred shareholders of record as of the close of business on February 15, 2017.

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

The Company has a concentration of FDX and FDX subsidiary-leased properties, consisting of fifty-five separate stand-alone leases covering approximately 8,187,000 square feet as of December 31, 2016 and forty-nine separate stand-alone leases covering approximately 6,508,000 square feet as of December 31, 2015. The percentage of FDX and its subsidiaries leased square footage to the total of the Company’s rental space was 49% (6% to FDX and 43% to FDX subsidiaries) as of December 31, 2016 and 45% (7% to FDX and 38% to FDX subsidiaries) as of December 31, 2015. As of December 31, 2016, the only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries and Milwaukee Electric Tool Corporation, which leases one property consisting of approximately 862,000 square feet, which was approximately 5% of the Company’s rental space. As of December 31, 2015, no other tenant, other than FDX and its subsidiaries, accounted for 5% or more of the Company’s total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 59% (6% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2017 and was 55% (7% to FDX and 48% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2016. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement Revenue for the three months ended December 31, 2016 and 2015.

In addition to real estate property holdings, the Company held $74,321,496 in marketable REIT securities at December 31, 2016, representing 5.4% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance the Company’s diversification. The securities portfolio provides the Company with additional liquidity, diversification, income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

The Company has entered into agreements to purchase nine new build-to-suit, industrial buildings that are currently being developed in Florida, Michigan, North Carolina, Ohio, Oklahoma, South Carolina and Texas, totaling approximately 2,338,000 square feet with net-leased terms ranging from seven to fifteen years, resulting in a weighted average lease maturity of 13.5 years. The aggregate purchase price for the nine properties is approximately $250,497,000. Six of the nine purchase commitments consisting of approximately 1,694,000 square feet, or 72%, are leased to investment grade tenants or their subsidiaries. Approximately 1,397,000 square feet, or 60%, is leased to FDX and its subsidiaries. Subject to satisfactory due diligence, we anticipate closing these nine transactions during the remainder of fiscal 2017 and fiscal 2018. In connection with five of the nine properties, the Company has entered into commitments to obtain five mortgages totaling approximately $100,304,000 at fixed rates ranging from 3.60% to 4.23%, with a weighted average interest rate of 3.86%. All five of these mortgages are fifteen year, fully-amortizing loans.

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

Funds From Operations and Core Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO, excluding acquisition costs. We define Adjusted Funds from Operations (AFFO) as Core FFO, excluding stock compensation expense, depreciation of corporate office tenant improvements, amortization of financing costs, lease termination income, net gain or loss on sale of securities transactions, effect of non-cash U.S. GAAP straight-line rent adjustments, non-recurring other expenses and less recurring capital expenditures. We define recurring capital expenditures as all capital expenditures, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO, Core FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO, Core FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO, Core FFO and AFFO and, accordingly, our FFO, Core FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO, Core FFO and AFFO are significant components in understanding the Company’s financial performance.

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

The following is a reconciliation of the Company’s U.S. GAAP Net Income to the Company’s FFO, Core FFO and AFFO for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	12/31/2016	12/31/2015
Net Income Attributable to Common Shareholders	$6,156,161	$4,786,897
Plus: Depreciation Expense (excluding Corporate Office Tenant Improvements)	6,953,780	5,567,461
Plus: Amortization of Intangible Assets	267,847	323,464
Plus: Amortization of Capitalized Lease Costs	205,442	188,639
Plus: Loss on Sale of Real Estate Investment	95,336	-0-
FFO Attributable to Common Shareholders	13,678,566	10,866,461
Plus: Acquisition Costs	178,526	145,585
Core FFO Attributable to Common Shareholders	$13,857,092	$11,012,046
Plus: Amortization of Financing Costs	280,913	234,367
Plus: Stock Compensation Expense	100,155	104,961
Plus: Depreciation of Corporate Office Tenant Improvements	38,715	27,971
Less: Gain on Sale of Securities Transactions, net	(806,108)	(8,380)
Less: Effect of Non-cash U.S. GAAP Straight-line Rent Adjustment	(343,239)	(309,665)
Less: Recurring Capital Expenditures	(188,412)	(336,191)
AFFO Attributable to Common Shareholders	$12,939,116	$10,725,109

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	12/31/2016	12/31/2015

Operating Activities	$14,152,706	$11,637,028
Investing Activities	(55,150,303)	(55,597,315)
Financing Activities	(24,029,305)	44,813,302

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide the Company’s current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to the Company. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors are described below and are described under the above heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. These and other risks, uncertainties and factors could cause the Company’s actual results to differ materially from those included in any forward-looking statements the Company makes. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for the Company to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from the Company’s expectations include, among others:

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to December 31, 2016 (the date of this Quarterly Report on Form 10-Q).

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

Changes In Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.

Risk Factors.

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

Date:	February 8, 2017	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	February 8, 2017	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

