Form 10-Q
period 2017-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2017-05-03
CIK 67625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________
Commission File Number: 001-33177

MONMOUTH REAL ESTATE INVESTMENT CORPORATION (Exact name of registrant as specified in its charter)

Maryland	22-1897375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [X]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if smaller reporting company)	Smaller Reporting Company [ ]

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [  ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Shares of Common Stock as of May 1, 2017
Common Stock, $0.01 par value per share	72,561,602

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2017

C O N T E N T S

PART I:
FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND SEPTEMBER 30, 2016

	March 31, 2017	September 30, 2016
	(Unaudited)
ASSETS

Real Estate Investments:
Land	$168,082,315	$165,375,315
Buildings and Improvements	1,056,125,003	1,005,938,180
Total Real Estate Investments	1,224,207,318	1,171,313,495
Accumulated Depreciation	(161,947,883)	(148,830,169)
Real Estate Investments	1,062,259,435	1,022,483,326

Cash and Cash Equivalents	22,951,899	95,749,508
Securities Available for Sale at Fair Value	99,405,410	73,604,894
Tenant and Other Receivables	977,700	1,444,824
Deferred Rent Receivable	7,478,688	6,917,431
Prepaid Expenses	7,966,014	4,830,987
Capitalized Lease Costs, net of Accumulated Amortization of $3,512,238 and $3,238,516, respectively	3,932,981	4,165,268
Intangible Assets, net of Accumulated Amortization of $12,841,419 and $12,332,599, respectively	5,758,872	5,816,153
Financing Costs, net of Accumulated Amortization of $431,765 and $246,678, respectively	1,063,498	1,245,923
Other Assets	8,425,238	7,227,571

TOTAL ASSETS	$1,220,219,735	$1,223,485,885

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2017 AND SEPTEMBER 30, 2016

	March 31, 2017	September 30, 2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$477,598,305	$477,476,010
Loans Payable	26,000,000	80,790,684
Accounts Payable and Accrued Expenses	2,798,104	3,998,771
Other Liabilities	14,518,225	9,868,572
Preferred Stock Called for Redemption	-0-	53,493,750
Total Liabilities	520,914,634	625,627,787

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
7.875% Series B Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 2,300,000 Shares Authorized, Issued and Outstanding as of March 31, 2017 and September 30, 2016	57,500,000	57,500,000
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 8,850,000 and 5,400,000 Shares Authorized as of March 31, 2017 and September 30, 2016, respectively; 8,400,000 and 5,400,000 Shares Issued and Outstanding as of March 31, 2017 and September 30, 2016, respectively	210,000,000	135,000,000
Common Stock, $0.01 Par Value Per Share: 193,289,750 and 194,600,000 Shares Authorized as of March 31, 2017 and September 30, 2016, respectively; 72,107,640 and 68,920,972 Shares Issued and Outstanding as of March 31, 2017 and September 30, 2016, respectively	721,076	689,210
Excess Stock - $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of March 31, 2017 and September 30, 2016; No Shares Issued or Outstanding as of March 31, 2017 and September 30, 2016	-0-	-0-
Additional Paid-In Capital	418,713,736	391,726,621
Accumulated Other Comprehensive Income	12,370,289	12,942,267
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	699,305,101	597,858,098

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,220,219,735	$1,223,485,885

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended		Six Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016
INCOME:
Rental Revenue	$23,610,830	$19,610,868	$46,891,686	$38,675,787
Reimbursement Revenue	3,697,361	3,355,970	7,598,116	6,550,413
TOTAL INCOME	27,308,191	22,966,838	54,489,802	45,226,200

EXPENSES:
Real Estate Taxes	2,851,862	2,675,677	5,758,843	5,047,813
Operating Expenses	1,288,265	1,103,358	2,582,733	2,334,723
General & Administrative Expenses	2,078,538	2,221,445	3,521,001	3,557,409
Acquisition Costs	-0-	265,012	178,526	410,597
Depreciation	7,139,077	5,786,062	14,131,572	11,381,494
Amortization of Capitalized Lease Costs and Intangible Assets	427,756	486,360	875,553	972,971
TOTAL EXPENSES	13,785,498	12,537,914	27,048,228	23,705,007

OTHER INCOME (EXPENSE):
Dividend and Interest Income	1,439,182	1,379,668	2,731,333	2,564,321
Gain on Sale of Securities Transactions	-0-	878,962	806,108	887,342
Interest Expense, including Amortization of Financing Costs	(6,537,264)	(5,555,607)	(12,700,483)	(10,902,254)
TOTAL OTHER INCOME (EXPENSE)	(5,098,082)	(3,296,977)	(9,163,042)	(7,450,591)

NET INCOME	8,424,611	7,131,947	18,278,532	14,070,602

Less: Preferred Dividends	3,582,036	2,151,758	7,279,796	4,303,516

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,842,575	$4,980,189	$10,998,736	$9,767,086

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016 - CONTINUED

	Three Months Ended		Six Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016

BASIC INCOME – PER SHARE
Net Income	$0.12	$0.11	$0.26	$0.22
Less: Preferred Dividends	(0.05)	(0.03)	(0.10)	(0.07)
Net Income Attributable to Common
Shareholders - Basic	$0.07	$0.08	$0.16	$0.15

DILUTED INCOME – PER SHARE
Net Income	$0.12	$0.11	$0.26	$0.22
Less: Preferred Dividends	(0.05)	(0.03)	(0.10)	(0.07)
Net Income Attributable to Common
Shareholders - Diluted	$0.07	$0.08	$0.16	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	71,243,381	64,657,058	70,456,222	63,757,087
Diluted	71,406,875	64,736,469	70,607,766	63,828,310

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended		Six Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016

Net Income	$8,424,611	$7,131,947	$18,278,532	$14,070,602
Other Comprehensive Income:
Unrealized Holding Gains Arising During the Period	2,175,171	6,599,166	234,130	8,389,308
Reclassification Adjustment for Net Gains Realized in Income	-0-	(878,962)	(806,108)	(887,342)
TOTAL COMPREHENSIVE INCOME	10,599,782	12,852,151	17,706,554	21,572,568

Less: Preferred Dividend	3,582,036	2,151,758	7,279,796	4,303,516
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$7,017,746	$10,700,393	$10,426,758	$17,269,052

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2017 AND 2016

	Six Months Ended
	3/31/2017	3/31/2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$18,278,532	$14,070,602
Noncash Items Included in Net Income:
Depreciation & Amortization	15,673,022	12,827,503
Stock Compensation Expense	266,345	206,928
Gain on Sale of Securities Transactions	(806,108)	(887,342)
Loss on Sale of Real Estate Investment	95,336	-0-
Changes In:
Tenant, Deferred Rent and Other Receivables	452,335	(1,135,834)
Prepaid Expenses	(3,135,027)	(2,840,928)
Other Assets and Capitalized Lease Costs	(839,704)	(2,327,353)
Accounts Payable, Accrued Expenses and Other Liabilities	861,044	8,514,594
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,845,775	28,428,170

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(56,101,538)	(70,418,761)
Capital Improvements	(1,013,209)	(10,193,323)
Proceeds on Sale of Real Estate	4,125,819	-0-
Return of Deposits on Real Estate	1,000,000	900,000
Deposits Paid on Acquisitions of Real Estate	(1,575,000)	(850,000)
Proceeds from Sale of Securities Available for Sale	3,739,239	7,416,459
Purchase of Securities Available for Sale	(29,305,625)	(13,132,910)
NET CASH USED IN INVESTING ACTIVITIES	(79,130,314)	(86,278,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Repayments) Proceeds from Loans Payable	(54,790,684)	14,875,497
Proceeds from Fixed Rate Mortgage Notes Payable	38,000,000	46,670,000
Principal Payments on Fixed Rate Mortgage Notes Payable	(37,700,474)	(14,235,258)
Financing Costs Paid on Debt	(660,702)	(615,329)
Proceeds from the Exercise of Stock Options	-0-	1,412,050
Redemption of Series A Preferred Stock	(53,493,750)	-0-
Proceeds from Underwritten Public Offering of Preferred Stock, net of offering costs	71,017,493	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	37,812,970	28,200,304
Preferred Dividends Paid	(6,621,359)	(4,303,516)
Common Dividends Paid, net of Reinvestments	(18,076,564)	(16,292,674)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(24,513,070)	55,711,074

NET DECREASE IN CASH AND CASH EQUIVALENTS	(72,797,609)	(2,139,291)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	95,749,508	12,073,909
CASH AND CASH EQUIVALENTS - END OF PERIOD	$22,951,899	$9,934,618

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2017

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (MREIC, the Company, or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of March 31, 2017, the Company owned one hundred properties with total square footage of approximately 16,554,000, which was 100% occupied, as compared to ninety-nine properties with total square footage of approximately 16,010,000, which was 99.6% occupied as of September 30, 2016. These properties are located in thirty states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. The Company also owns a portfolio of REIT investment securities, which the Company generally limits to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation).

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2016.

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

Of the Company’s one hundred properties, only four leases contain an early termination provision. The Company’s leases with early termination provisions are the 26,340 square foot location in Ridgeland (Jackson), MS, the 38,333 square foot location in Rockford, IL, the 83,000 square foot location in Roanoke, VA and the 102,135 square foot location in O’Fallon (St. Louis), MO. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include; date termination can be exercised, the time frame that notice must be given by the tenant to the Company and the termination fee that would be required to be paid by the tenant to the Company. The total potential termination fee of the four leases with a termination provision amounts to approximately $1,709,000.

Stock Compensation Plan

The Company’s Stock Option and Stock Award Plan, adopted in 2007 and amended and restated in 2010 (the 2007 Plan), authorized the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock, $0.01 par value per share (common stock), including up to 100,000 shares of restricted stock awarded to any one participant in any one fiscal year. The 2007 Plan expired on March 26, 2017. On March 13, 2017, upon recommendation of the Compensation Committee of the Board, the Board approved the Amended and Restated 2007 Incentive Award Plan, or the “Plan”, conditioned upon shareholder approval. At the Company’s Annual Meeting on May 18, 2017, the Company’s common shareholders will be asked to consider and vote on a proposal to approve the Plan. The Plan constitutes an amendment and restatement of the 2007 Plan, which was initially approved by the Company’s shareholders on July 26, 2007, and was subsequently amended and restated and approved by the Company’s shareholders on May 6, 2010. 164,878 shares of common stock remained available for grant under the 2007 Plan and, if approved by the Company’s shareholders, the Plan will provide an additional 1,600,000 shares, for a total of 1,764,878 shares of common stock available for future grant of stock options, restricted stock, or other equity based awards, plus any shares subject to outstanding options that expire or are forfeited without being exercised.

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation”. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. The amortization of compensation costs for stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $166,190 and $101,968 for the three months ended March 31, 2017 and 2016, respectively and amounted to $266,345 and $206,928 for the six months ended March 31, 2017 and 2016, respectively.

During the six months ended March 31, 2017 and 2016, the following stock options, which vest one year after grant date, were granted under the Company’s 2007 Plan:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

01/4/17	1	65,000	$15.04	01/4/25
12/9/16	10	215,000	$14.24	12/9/24
01/5/16	1	65,000	$10.37	01/5/24

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year indicated:

	Fiscal 2017	Fiscal 2016

Dividend yield	4.44%	6.17%
Expected volatility	18.84%	20.20%
Risk-free interest rate	2.26%	2.09%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the six months ended March 31, 2017 and 2016 was $1.49 and $0.74 per option, respectively.

During the six months ended March 31, 2017 and 2016, no shares of restricted stock were granted under the Company’s 2007 Plan. During the six months ended March 31, 2016, five participants exercised options to purchase an aggregate of 180,000 shares of common stock at a weighted average exercise price of $7.84 per share for total proceeds of $1,412,050. During the six months ended March 31, 2017, no options were exercised. As of March 31, 2017, a total of 164,878 shares were available to grant as stock options or as restricted stock and there were outstanding options to purchase 735,000 shares under the 2007 Plan. The 2007 Plan expired on March 26, 2017. The aggregate intrinsic value of options outstanding as of March 31, 2017 was $2,196,300.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. ASU 2017-01 seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, intangible assets and consolidation. The adoption of ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (Subtopic 835-30), which clarified that debt issuance costs related to line-of-credit arrangements may be presented as an asset and amortized over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted these standards effective October 1, 2016. As a result, debt issuance costs related to debt liabilities that are not line-of-credit arrangements are included as a direct deduction from the related debt liability and those related to line-of-credit arrangements continue to be included as an asset on the accompanying Consolidated Balance Sheets. The effects of this standard were applied retrospectively to all prior periods presented. The effect of the change in accounting principle was the reduction in the amount of $6,272,143 of the Fixed Rate Mortgage Notes Payable liability and a corresponding reduction of the Financing Costs asset as of September 30, 2016 and a reclassification of Amortization of Financing Costs of $238,671 and $473,038 for the three and six months ended March 31, 2016, respectively to Interest Expense, net of Amortization of Financing Costs in our Consolidated Statement of Income.

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

In addition, common stock equivalents of 163,494 and 79,411 shares are included in the diluted weighted average shares outstanding for the three months ended March 31, 2017 and 2016, respectively, and common stock equivalents of 151,544 and 71,223 shares are included in the diluted weighted average shares outstanding for the six months ended March 31, 2017 and 2016, respectively. For the diluted weighted average shares outstanding for the three months ended March 31, 2017 and 2016, 65,000 options to purchase shares of common stock were antidilutive. For the diluted weighted average shares outstanding for the six months ended March 31, 2017 and 2016, 280,000 and 65,000 options to purchase shares of common stock, respectively, were antidilutive.

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

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation (FDX) is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov. FDX is rated “BBB” by S&P Global Ratings (www.standardandpoors.com) and is rated “Baa2” by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Rating’s website and Moody’s website are not intended to and do not include or incorporate by reference into this report the information of FDX on such websites.

Expansions

On October 1, 2016, a 50,625 square foot expansion of the building leased to FedEx Ground Package System, Inc. located in Edinburg, TX was completed for a cost of approximately $4,762,000, resulting in a new 10 year lease, which extended the prior lease expiration date from September 2021 through September 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $499,000 from approximately $598,000, or $5.27 per square foot, to approximately $1,097,000, or $6.68 per square foot.

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

The following table summarizes the operations of the Company’s 59,425 square foot industrial building located in White Bear Lake, MN prior to its sale on October 27, 2016 which is included in the accompanying Consolidated Statements of Income for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016
Rental and Reimbursement Revenue	$-0-	$-0-	$-0-	$-0-
Real Estate Taxes	-0-	(11,323)	(8,855)	(40,617)
Operating Expenses	-0-	(4,571)	(9,846)	(20,341)
Depreciation & Amortization	-0-	(25,020)	(8,006)	(49,038)
Interest Expense	-0-	-0-	-0-	-0-
Loss from Operations	-0-	(40,914)	(26,707)	(109,996)
Loss on Sale of Real Estate Investment	-0-	-0-	(95,336)	-0-
Net Loss	$-0-	$(40,914)	$(122,043)	$(109,996)

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses generated from property acquired and expanded during fiscal 2017 and 2016, assuming that the acquisitions and completed expansions had occurred as of October 1, 2015, after giving effect to certain adjustments including (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions. In addition, Net Income Attributable to Common Shareholders excludes the operating expenses incurred during fiscal 2017 and 2016 for the one vacant property, located in White Bear Lake, MN, that was sold during the six months ended March 31, 2017 on October 27, 2016. Furthermore, the proceeds raised from the Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the DRIP, as if all the shares raised had occurred on October 1, 2015. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Six Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016

Rental Revenues	$24,136,300	$24,047,500	$49,290,400	$48,591,100
Net Income Attributable to Common Shareholders	$4,960,700	$6,214,100	$11,351,100	$12,585,600
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.07	$0.09	$0.16	$0.18

Tenant Concentration

The Company has a concentration of FDX and FDX subsidiary-leased properties, consisting of fifty-five separate stand-alone leases covering approximately 8,187,000 square feet as of March 31, 2017 and forty-nine separate stand-alone leases covering approximately 6,508,000 square feet as of March 31, 2016. The fifty-five separate stand-alone leases that are leased to FDX and FDX subsidiaries have a weighted average lease maturity of 7.8 years. The percentage of FDX and its subsidiaries leased square footage to the total of the Company’s rental space was 49% (6% to FDX and 43% to FDX subsidiaries) as of March 31, 2017 and 45% (7% to FDX and 38% to FDX subsidiaries) as of March 31, 2016. As of March 31, 2017, the only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries and Milwaukee Electric Tool Corporation, which leases one property through July 2028 consisting of approximately 862,000 square feet, which was approximately 5% of the Company’s rental space. As of March 31, 2016, no other tenant, other than FDX and its subsidiaries, accounted for 5% or more of the Company’s total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 59% (6% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2017 and was 56% (7% to FDX and 49% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2016. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement Revenue for the six months ended March 31, 2017 and 2016.

In addition to real estate property holdings, the Company held $99,405,410 in marketable REIT securities at March 31, 2017, representing 7.2% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance the Company’s diversification. The securities portfolio provides the Company with additional liquidity, diversification, income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

The Company’s Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $99,405,410 as of March 31, 2017. The Company generally limits its investment in marketable securities to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). The REIT securities portfolio provides the Company with additional liquidity, diversification, income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the six months ended March 31, 2017, the Company sold or redeemed securities with a cost basis of $2,933,131 and recognized a Gain on Sale of Securities Transactions of $806,108. The Company also made purchases of $29,305,625 in Securities Available for Sale at Fair Value. Of this amount, the Company made total purchases of 113,686 common shares of UMH Properties, Inc. (UMH), a related REIT, for a total cost of $1,526,915, or a weighted average cost of $13.43 per share, of which 100,686 shares were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. The Company owned a total of 1,103,013 UMH common shares as of March 31, 2017 at a total cost of $10,832,600 and a fair value of $16,776,822. The Company owns 200,000 shares of UMH’s 8.25% Series A Cumulative Redeemable Preferred Stock at a total cost of $5,000,000 with a fair value of $5,178,000 and the Company owns 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2,500,000 with a fair value of $2,678,130. The unrealized gain on the Company’s investment in UMH’s common and preferred stock as of March 31, 2017 was $6,300,352.

As of March 31, 2017, the Company had total net unrealized holding gains on its securities portfolio of $12,370,289. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery. The following is a summary of the securities that the Company has determined to be temporarily impaired as of March 31, 2017:

	Less than 12 Months		12 Months or Longer
		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$719,700	$(26,140)	$-0-	$-0-
Common stock	22,161,000	(717,560)	-0-	-0-
Total	$22,880,700	$(743,700)	$-0-	$-0-

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
1	$5,943,000	$(79,460)	1%
2	16,937,700	(664,240)	4%
3	$22,880,700	$(743,700)

NOTE 5 – DEBT

For the three months ended March 31, 2017 and 2016, amortization of financing costs included in interest expense was $384,984 and $238,671, respectively. For the six months ended March 31, 2017 and 2016, amortization of financing costs included in interest expense was $665,897 and $473,038, respectively.

The following is a summary of our Fixed Rate Mortgage Notes Payable as of March 31, 2017 and September 30, 2016:

	3/31/2017		9/30/2016
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$484,047,676	4.37%	$483,748,153	4.48%

Debt Issuance Costs	$9,623,592		$9,424,697
Accumulated Amortization of Debt Issuance Costs	(3,174,221)		(3,152,554)
Unamortized Debt Issuance Costs	$6,449,371		$6,272,143

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$477,598,305		$477,476,010

(1) Weighted average interest rate excludes amortization of debt issuance costs.

As of March 31, 2017, interest payable on these mortgages were at fixed rates ranging from 3.45% to 7.60%, with a weighted average interest rate of 4.37%. This compares to a weighted average interest rate of 4.48% as of September 30, 2016 and 4.60% as of March 31, 2016. As of March 31, 2017, the weighted average loan maturity of the Fixed Rate Mortgage Notes Payable was 10.7 years. This compares to a weighted average loan maturity of the Fixed Rate Mortgage Notes Payable of 10.5 years as of September 30, 2016 and 9.3 years as of March 31, 2016.

In connection with the two properties acquired during the six months ended March 31, 2017, which are located in Hamburg (Buffalo), NY and Ft. Myers, FL (as described in Note 3), the Company obtained two, fifteen year, fully-amortizing mortgage loans. The two mortgage loans originally totaled $38,000,000 and have a weighted average interest rate of 4.01%.

During the six months ended March 31, 2017, the Company fully repaid nine mortgage loans associated with eight of its properties located in Jacksonville, FL; El Paso, TX; Lebanon, OH; Halfmoon, NY; Bedford Heights, OH; Hanahan, SC; Elgin, IL and Kansas City, MO, totaling approximately $21,174,000.

Subsequent to the quarter end, on May 1, 2017, the Company fully repaid three mortgage loans associated with three properties located in Chattanooga, TN; Roanoke, VA and Orion, MI, totaling approximately $12,014,000.

During the six months ended March 31, 2017, the Company fully repaid its two term loans totaling $4,768,266. One loan totaling $2,284,633 had an interest rate of 4.90% and one loan totaling $2,483,633 had a variable annual interest rate of prime plus 0.75% with a floor of 4.50%. The interest rate on the date this loan was fully repaid was 4.50%.

As of March 31, 2017, Loans Payable represented the amount drawn down on the Company’s $200,000,000 unsecured line of credit facility (the “Facility”), maturing in September 2020 with a one year extension at the Company’s option (subject to various conditions as specified in the loan agreement). During the six months ended March 31, 2017, the Company repaid $50,000,000 under the Facility and the Company did not make any additional draws under Facility. As of March 31, 2017, $26,000,000 was drawn down under the Facility. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a 7.0% capitalization rate to the NOI generated by the Company’s unencumbered, wholly-owned industrial properties. Borrowings under the Facility, will, at the Company’s election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company’s leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on the Company’s leverage ratio. The Company’s borrowings as of March 31, 2017, based on the Company’s leverage ratio as of March 31, 2017, bear interest at LIBOR plus 170 basis points, which was at an interest rate of 2.68% as of March 31, 2017. In addition, the Company has a $100,000,000 accordion feature, bringing the total potential availability under the Facility (subject to various conditions as specified in the loan agreement) up to $300,000,000.

NOTE 6 – SHAREHOLDERS’ EQUITY

The Company’s authorized stock as of March 31, 2017 consisted of 193,289,750 shares of common stock, of which 72,107,640 shares were issued and outstanding, 2,300,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (Series B Preferred Stock), of which all were authorized, issued and outstanding, 8,850,000 authorized shares of 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (Series C Preferred Stock), of which 8,400,000 were issued and outstanding, and 200,000,000 authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

Common Stock

On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. This represents an annualized dividend rate of $0.64 per share. The Company has maintained or increased its cash dividend for twenty-five consecutive years.

The Company raised $42,349,721 (including dividend reinvestments of $4,536,751) from the issuance of 3,186,668 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan (DRIP) during the six months ended March 31, 2017. During the six months ended March 31, 2017, the Company paid $22,613,315 in total cash dividends, or $0.16 per share, to common shareholders, of which $4,536,751 was reinvested in the DRIP.

On April 4, 2017, the Company declared a dividend of $0.16 per share to be paid June 15, 2017 to common shareholders of record as of the close of business on May 15, 2017.

On January 17, 2017, the Board of Directors reaffirmed its Share Repurchase Program that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company’s common stock. The Company may repurchase its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased during the six months ended March 31, 2017 and, as of March 31, 2017, the Company does not own any of its own shares.

7.625% Series A Cumulative Redeemable Preferred Stock

On September 14, 2016, the Company announced that it intended to redeem all 2,139,750 issued and outstanding shares of its 7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (7.625% Series A Preferred Stock). The Company redeemed all of the outstanding shares of the 7.625% Series A Preferred Stock on October 14, 2016, at a redemption price of $25.00 per share, totaling $53,493,750, plus all dividends accrued and unpaid to and including the redemption date, in an amount equal to $0.23299 per share, totaling $498,540, for a total cash payment of $25.23299 per share, totaling $53,992,290.

7.875% Series B Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2017, the Company paid $2,264,065 in Preferred Dividends, or $0.984375 per share, on its outstanding Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative and payable quarterly at an annual rate of $1.96875 per share. The Series B Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, the Series B Preferred Stock is not redeemable prior to June 7, 2017. On and after June 7, 2017, at any time and, from time to time, the Series B Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. As discussed below, the Company intends to use the proceeds from the issuance of the 3,000,000 additional shares of its 6.125% Series C Preferred Stock to redeem all of the 2,300,000 outstanding shares of its 7.875% Series B Preferred Stock. Once the 7.875% Series B Preferred Stock is called for redemption (which cannot occur less than 30 days nor more than 60 days prior to the redemption date), the Company will recognize a preferred share redemption charge of approximately $2,467,000 related to the original issuance costs. On April 4, 2017, the Company declared a dividend of $0.4921875 per share to be paid June 15, 2017 to Series B preferred shareholders of record as of the close of business on May 15, 2017.

6.125% Series C Cumulative Redeemable Preferred Stock

On March 9, 2017, the Company issued an additional 3,000,000 shares of its 6.125% Series C Preferred Stock, liquidation preference of $25.00 per share, at a public offering price of $24.50 per share, for gross proceeds of $73,500,000 before deducting the underwriting discount and offering expenses. Net proceeds from the offering, after deducting underwriting discounts and other offering expenses were approximately $71,017,000. As discussed above, the Company intends to use the net proceeds from this offering to redeem all of the outstanding shares of its 7.875% Series B Preferred Stock, which are not redeemable prior to June 7, 2017. The remaining proceeds were used to reduce the amount outstanding under the Company’s revolving credit facility and will be used to purchase properties and fund expansions of existing properties in the ordinary course of its business and for general corporate purposes. Prior to the issuance of the additional 3,000,000 shares of the 6.125% Series C Preferred Stock on March 9, 2017, the Company had 5,400,000 of Series C Preferred Stock shares issued and outstanding. As of March 31, 2017, 8,400,000 shares of the 6.125% Series C Preferred Stock were issued and outstanding.

During the six months ended March 31, 2017, the Company paid $3,858,754 in Preferred Dividends, or $0.714584 per share, on its outstanding Series C Preferred Stock for the period September 13, 2016 through February 28, 2017. Dividends on the Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. The Series C Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, the Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time and, from time to time, the Series C Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. On April 4, 2017, the Company declared a dividend of $0.3828125 per share to be paid June 15, 2017 to Series C preferred shareholders of record as of the close of business on May 15, 2017.

NOTE 7 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. The Company’s financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at March 31, 2017 and September 30, 2016:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2017:
Equity Securities – Preferred Stock	$13,606,625	$13,606,625	$-0-	$-0-
Equity Securities – Common Stock	85,793,857	85,793,857	-0-	-0-
Mortgage Backed Securities	4,928	4,928	-0-	-0-
Total Securities Available for Sale at Fair Value	$99,405,410	$99,405,410	$-0-	$-0-

As of September 30, 2016:
Equity Securities – Preferred Stock	$13,769,073	$13,769,073	$-0-	$-0-
Equity Securities – Common Stock	59,830,271	59,830,271	-0-	-0-
Mortgage Backed Securities	5,550	5,550	-0-	-0-
Total Securities Available for Sale at Fair Value	$73,604,894	$73,604,894	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of Fixed Rate Mortgage Notes Payable is based on discounting the future cash flows at a yearend risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At March 31, 2017, the Fixed Rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to approximately $493,348,000 and the carrying value amounted to $484,047,676. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements are estimated based on independent third party appraisals and fall within level 3 of the fair value hierarchy.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended March 31, 2017 and 2016 was approximately $12,108,000 and $10,430,000, respectively.

During the six months ended March 31, 2017 and 2016, the Company had dividend reinvestments of $4,536,751 and $4,174,782, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

In addition to the property purchased subsequent to the quarter end, as described below in Note 10, the Company has entered into agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed in Florida, North Carolina, Ohio, Oklahoma, South Carolina and Texas, totaling approximately 1,998,000 square feet with net-leased terms ranging from seven to fifteen years, resulting in a weighted average lease maturity of 13.3 years. The aggregate purchase price for the eight properties is approximately $219,158,000. Five of the eight purchase commitments consisting of approximately 1,353,000 square feet, or 68%, are leased to investment grade tenants or their subsidiaries. Approximately 1,054,000 square feet, or 53%, are leased to FDX and its subsidiaries. Subject to satisfactory due diligence, we anticipate closing these eight transactions during the remainder of fiscal 2017 and the first half of fiscal 2018. In connection with the eight properties, the Company has entered into commitments to obtain eight mortgage loans totaling approximately $143,534,000 at fixed rates ranging from 3.60% to 4.45%, with a weighted average interest rate of 3.89%. Seven of these mortgage loans are 15 year, fully-amortizing loans and one of these mortgage loans is a 12 year, fully-amortizing loan, resulting in a weighted average loan term of 14.9 years.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On April 4, 2017, the Company declared a common dividend of $0.16 per share to be paid June 15, 2017 to common shareholders of record as of the close of business on May 15, 2017.

On April 4, 2017, the Company declared a dividend of $0.4921875 per share to be paid June 15, 2017 to Series B preferred shareholders of record as of the close of business on May 15, 2017.

On April 4, 2017, the Company declared a dividend of $0.3828125 per share to be paid June 15, 2017 to Series C preferred shareholders of record as of the close of business on May 15, 2017.

On April 5, 2017, the Company purchased a newly constructed 343,483 square foot industrial building located in Walker, MI, which is located in the Grand Rapids MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through January 2032. The purchase price was $32,120,000. The Company obtained a 15 year fully-amortizing mortgage loan of $20,875,000 at a fixed interest rate of 3.86%. Annual rental revenue over the remaining term of the lease averages approximately $2,102,000.

Subsequent to the quarter end, on May 1, 2017, the Company fully repaid three mortgage loans associated with three properties located in Chattanooga, TN; Roanoke, VA and Orion, MI, totaling approximately $12,014,000.

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

The Company operates as a Real Estate Investment Trust (REIT). The Company seeks to invest in well-located, modern single-tenant industrial buildings leased primarily to investment grade tenants or their subsidiaries on long-term net leases. During the six months ended March 31, 2017, the Company purchased two net-leased industrial properties, located in Hamburg (Buffalo), NY and Ft. Myers, FL, totaling approximately 552,000 square feet, for approximately $56,102,000. In connection with the two properties acquired during the six months ended March 31, 2017, the Company entered into two, fifteen year fully-amortizing mortgage loans. The two mortgage loans originally totaled $38,000,000 and have a weighted average interest rate of 4.01%. As of March 31, 2017, the Company owned one hundred properties with total square footage of approximately 16,554,000. These properties are located in thirty states. As of the quarter ended March 31, 2017, the Company’s weighted average lease maturity was approximately 7.4 years, its occupancy rate was 100% and its annualized average base rent per occupied square foot was $5.79. As of March 31, 2017, the weighted average age based on the square footage of the Company’s buildings was 10.0 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $99,405,410, were $1,224,207,318 as of March 31, 2017. Subsequent to quarter end, on April 5, 2017, the Company purchased a newly constructed 343,483 square foot industrial building located in the Grand Rapids, MI Metropolitan Statistical Area (MSA) for $32,120,000.

The Company’s revenue primarily consists of Rental and Reimbursement Revenue from the ownership of industrial rental properties. Net Operating Income (“NOI”) from property operations is defined as Net Income Attributable to Common Shareholders plus Preferred Dividends, General & Administrative Expenses, Acquisitions Costs, Depreciation, Amortization of Capitalized Lease Costs & Intangible Assets and Interest Expense, including Amortization of Financing Costs, less Dividend and Interest Income and Gain on Sale of Securities Transactions. The components of NOI are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI from property operations increased $3,980,261, or 21%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 and increased $8,304,562, or 22%, for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. These increases were due to the additional income related to eight industrial properties purchased during fiscal 2016 and two industrial properties purchased during the six months ended March 31, 2017.

The Company’s NOI for the three and six months ended March 31, 2017 and 2016 is calculated as follows:

	Three Months Ended		Six Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016
Net Income Attributable to Common Shareholders	$4,842,575	$4,980,189	$10,998,736	$9,767,086
Plus: Preferred Dividends	3,582,036	2,151,758	7,279,796	4,303,516
Plus: General & Administrative Expenses	2,078,538	2,221,445	3,521,001	3,557,409
Plus: Acquisition Costs	-0-	265,012	178,526	410,597
Plus: Depreciation	7,139,077	5,786,062	14,131,572	11,381,494
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	427,756	486,360	875,553	972,971
Less: Dividend and Interest Income	(1,439,182)	(1,379,668)	(2,731,333)	(2,564,321)
Less: Gain on Sale of Securities Transactions	-0-	(878,962)	(806,108)	(887,342)
Plus: Interest Expense, including Amortization of Financing Costs	6,537,264	5,555,607	12,700,483	10,902,254
Net Operating Income- NOI	$23,168,064	$19,187,803	$46,148,226	$37,843,664

The components of the Company’s NOI for the three and six months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016

Rental Revenue	$23,610,830	$19,610,868	$46,891,686	$38,675,787
Reimbursement Revenue	3,697,361	3,355,970	7,598,116	6,550,413
Total Rental and Reimbursement Revenue	27,308,191	22,966,838	54,489,802	45,226,200
Real Estate Taxes	(2,851,862)	(2,675,677)	(5,758,843)	(5,047,813)
Operating Expense	(1,288,265)	(1,103,358)	(2,582,733)	(2,334,723)
Net Operating Income- NOI	$23,168,064	$19,187,803	$46,148,226	$37,843,664

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

Subsequent to the quarter end, on April 5, 2017, the Company purchased a newly constructed 343,483 square foot industrial building located in Walker, MI, which is located in the Grand Rapids MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for fifteen years through January 2032. The purchase price was $32,120,000. The Company obtained a 15 year fully-amortizing mortgage loan of $20,875,000 at a fixed interest rate of 3.86%. Annual rental revenue over the remaining term of the lease averages approximately $2,102,000.

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

Commitments

In addition to the property purchased subsequent to the quarter end, as described above, the Company has entered into agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed in Florida, North Carolina, Ohio, Oklahoma, South Carolina and Texas, totaling approximately 1,998,000 square feet with net-leased terms ranging from seven to fifteen years, resulting in a weighted average lease maturity of 13.3 years. The aggregate purchase price for the eight properties is approximately $219,158,000. Five of the eight purchase commitments, consisting of approximately 1,353,000 square feet, or 68%, are leased to investment grade tenants or their subsidiaries. Approximately 1,054,000 square feet, or 53%, are leased to FDX and its subsidiaries. Subject to satisfactory due diligence, we anticipate closing these eight transactions during the remainder of fiscal 2017 and the first half of fiscal 2018. In connection with the eight properties, the Company has entered into commitments to obtain eight mortgages totaling approximately $143,534,000 at fixed rates ranging from 3.60% to 4.45%, with a weighted average interest rate of 3.89%. Seven of these mortgage loans are 15 year, fully-amortizing loans and one of these mortgage loans is a 12 year, fully-amortizing loan, resulting in a weighted average loan term of 14.9 years.

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

Changes in Results of Operations

As of March 31, 2017, the Company owned one hundred properties with total square footage of approximately 16,554,000, as compared to ninety-four properties with total square footage of approximately 14,551,000, as of March 31, 2016, representing an increase of 14%. At quarter end, the Company’s weighted average lease expiration term was approximately 7.4 years as compared to 7.0 years at the end of the prior year period. The Company’s occupancy rate was 100% as of March 31, 2017 as compared to 99.6% as of March 31, 2016, representing an increase of 40 basis points. The Company’s weighted average building age was 10.0 years as of March 31, 2017 as compared to 10.4 years as of March 31, 2016.

Fiscal 2017 Renewals

In fiscal 2017, approximately 9% of our gross leasable area, representing thirteen leases totaling 1,539,526 square feet, were set to expire. As of the date of this quarterly report, nine of the thirteen leases have renewed. One of the nine leases, (which is with FedEx Ground Package System, Inc. for a property located in Ft. Myers, FL), has renewed for only eight months because the tenant is in the process of moving its operations from our 87,500 square foot facility to our newly constructed facility, which is also located in Ft. Myers, FL. As discussed above, on December 30, 2016, we purchased this newly constructed 213,672 square foot industrial building which is leased for ten years through September 2026. Excluding the eight month lease renewal at the original Ft. Myers, FL location, the eight leases that have renewed thus far represent 1,237,406 square feet, or 80% of the expiring square footage, and have a weighted average lease term of 6.4 years.

We have incurred or we expect to incur tenant improvement costs of approximately $2,934,000 and leasing costs of approximately $1,140,000 in connection with these eight lease renewals. The table below summarizes the lease terms of the nine leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF		Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Ft. Myers, FL	FedEx Ground	87,500	$4.95	$4.95	c	10/31/16	$4.95	$4.95	6/30/17	0.7	$-0-	$-0-

Griffin, GA	Caterpillar	218,120	$5.36	$5.36		11/30/16	$5.36	$5.36	11/30/17	1.0	$-0-	$0.11
Elgin, IL	Joseph T. Ryerson	89,052	5.68	5.68		1/31/17	5.68	5.68	1/31/20	3.0	0.17	0.17
Newington, CT	Kellogg Sales Co.	54,812	6.00	6.00		2/28/17	6.00	6.00	2/29/20	3.0	0.30	0.24
Schaumburg, IL	FedEx Express	73,500	6.88	7.00		3/31/17	6.50	6.50	3/31/27	10.0	0.24	0.13
Tolleson, AZ	Western Container	283,358	4.33	4.59		4/30/17	4.78	4.33	4/30/27	10.0	0.58	0.14
Wheeling, IL	FedEx Ground	123,000	11.26	11.26		5/31/17	10.34	10.34	5/31/27	10.0	0.41	0.21
Cudahy, WI	FedEx Ground	139,564	6.45	6.45		6/30/17	5.92	5.92	6/30/27	10.0	0.36	0.12
St. Joseph, MO	Woodstream Corp.	256,000	3.50	3.50		9/30/17	3.57	3.50	9/30/21	4.0	0.01	0.11
	Total (2)	1,237,406

Weighted Average (2)			$5.59	$5.66			$5.53	$5.42		6.4	$0.37	$0.14

(1) Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

(2) Total and Weighted Average amounts exclude the Ft. Myers, FL property.

Excluding the eight-month lease renewal at the original Ft. Myers, FL location, representing 5.7% of the space coming up for renewal in fiscal 2017, the remaining eight lease renewals result in a weighted average term of 6.4 years and a U.S. GAAP straight-line weighted average lease rate of $5.53 per square foot. The renewed weighted average initial cash rent per square foot is $5.42. This compares to the former weighted average rent of $5.59 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $5.66 per square foot, representing a decrease in the weighted average lease rate of 1.1% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 4.2% on a cash basis. Of the four remaining leases that are set to expire, we have been informed by one tenant that they will not be renewing. This tenant leases a 36,270 square feet facility in Urbandale, IA. This facility represents 2% of the space that was up for renewal in fiscal 2017. This tenant is currently leasing our space on a month-to-month basis. The remaining three leases that are still set to expire during fiscal 2017 are currently under discussion.

Rental Revenue increased $3,999,962, or 20%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Rental Revenue increased $8,215,899, or 21%, for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. These increases were primarily due to the acquisition of five properties purchased during the last half of fiscal 2016 and the two properties purchased during the first six months of fiscal 2017 as well as the 40 basis point increase in the Company’s occupancy rate from 99.6% as of March 31, 2016 to 100% as of March 31, 2017.

Our single-tenant properties are subject to net leases which require the tenants to reimburse us for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. For the three months ended March 31, 2017 compared to the three months ended March 31, 2016, Reimbursement Revenue increased $341,391, or 10%, Real Estate Tax Expense increased $176,185, or 7%, and Operating Expenses increased $184,907, or 17%. For the six months ended March 31, 2017 compared to the six months ended March 31, 2016, Reimbursement Revenue increased $1,047,703, or 16%, Real Estate Tax Expense increased $711,030, or 14%, and Operating Expenses increased $248,010, or 11%. These increases in Reimbursement Revenue, Real Estate Taxes and Operating Expenses for the three and six months ended March 31, 2017 were primarily due to our newly acquired properties. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the three months ended March 31, 2017 and 2016 remain in line at 89% for each period and Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the six months ended March 31, 2017 and 2016 remain in line at 91% and 89%, respectively.

General and Administrative Expense decreased $142,907, or 6%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This decrease was primarily due to a non-recurring compensation expense incurred in the prior year period. General and Administrative Expense decreased $36,408, or 1%, for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. General and administrative expenses, as a percentage of gross revenue, (which includes Rental Revenue, Reimbursement Revenue and Dividend and Interest Income), are 7.2% for the three months ended March 31, 2017 as compared to 9.1% for the three months ended March 31, 2016 and are 6.2% for the six months ended March 31, 2017 as compared to 7.4% for the six months ended March 31, 2016.

Acquisition Costs amounted to $-0- and $265,012 for the three months ended March 31, 2017 and 2016, respectively. Acquisition Costs amounted to $178,526 and $410,597 for the six months ended March 31, 2017, and 2016, respectively. There were no acquisitions during the three months ended March 31, 2017 compared to one acquisition during the three months ended March 31, 2016 with a cost of approximately $20,033,000. There were two acquisitions during the six months ended March 31, 2017 with a cost of approximately $56,102,000 compared to three acquisitions during the six months ended March 31, 2016 with a cost of approximately $70,419,000.

The Company recognized a Gain on Sale of Securities Transactions of $-0- and $878,962 for the three months ended March 31, 2017 and 2016, respectively, and recognized a Gain on Sale of Securities Transactions of $806,108 and $887,342 for the six months ended March 31, 2017 and 2016, respectively. In addition, the Company’s unrealized holding gains on its investment in securities decreased from an unrealized gain of $12,942,267 as of September 30, 2016 to an unrealized gain of $12,370,289 as of March 31, 2017, resulting in a decrease for the six months ended March 31, 2017 of $571,978. The Company recognized dividend income on its investment in securities of $1,438,005 and $1,377,402 for the three months ended March 31, 2017 and 2016, respectively, representing an increase of 4%. The Company recognized dividend income on its investment in securities of $2,726,807 and $2,563,723 for the six months ended March 31, 2017 and 2016, respectively, representing an increase of 6%. These increases are due to a higher average carrying value of the REIT securities portfolio during the current six month period compared to prior year six month period. The REIT securities portfolio’s weighted average yield for six months ended March 31, 2017 was approximately 7.5% as compared to 8.7% for the six months ended March 31, 2016.

Interest Expense, including Amortization of Financing Costs, increased $981,657, or 18%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Interest Expense, including Amortization of Financing Costs, increased $1,798,229, or 16%, for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. This increase is primarily due to an increase in the average balance of Fixed Rate Mortgage Notes Payable due to the newly acquired properties purchased since April 1, 2016. The Fixed Rate Mortgage Notes Payable balance increased $77,621,760 or 19% from March 31, 2016 to March 31, 2017. This increase was partially offset by a decrease of 23 basis points in the weighted average interest rate of the Fixed Rate Mortgage Notes Payable, which decreased from 4.60% at March 31, 2016 to 4.37% at March 31, 2017.

Changes in Financial Condition

The Company generated Net Cash from Operating Activities of $30,845,775 and $28,428,170 for the six months ended March 31, 2017 and 2016, respectively.

Net Real Estate Investments increased $39,776,109 from September 30, 2016 to March 31, 2017. This increase was mainly due to the purchase of two net-leased industrial properties, located in Hamburg (Buffalo), NY and Ft. Myers, FL, totaling approximately $56,102,000, of which $55,650,000 was allocated to Net Real Estate Investments. The increase was partially offset by Depreciation Expense for the six months ended March 31, 2017 of $14,131,572.

Securities Available for Sale increased $25,800,516 from September 30, 2016 to March 31, 2017. The increase was due to the purchase of securities totaling $29,305,625, offset by the sale of securities with a cost basis of $2,933,131, which resulted in realized gains totaling $806,108 and by a net decrease in Unrealized Holding Gains of $571,978.

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs (Mortgage Notes Payable) increased $122,295 from September 30, 2016 to March 31, 2017. The increase was mostly due to the origination of two fixed rate mortgages totaling $38,000,000 obtained in connection with the acquisitions of two industrial properties purchased in the first half of fiscal 2017. The weighted average interest rate on these two fixed rate mortgages is 4.01%. Details on these two fixed rate mortgages are as follows:

Property	Mortgage amount	Maturity Date	Interest Rate
Hamburg (Buffalo), NY	$23,500,000	11/1/2031	4.03%
Ft. Myers, FL	14,500,000	1/1/2032	3.97%

The increase in Mortgage Notes Payable was also partially due to the amortization of financing costs associated with the Mortgage Notes Payable of approximately $481,000. This increase was partially offset by scheduled payments of principal of approximately $37,700,000, which includes the full repayment of the Company’s nine mortgages associated with eight properties located in Jacksonville, FL; El Paso, TX; Lebanon, OH; Halfmoon, NY; Bedford Heights, OH; Hanahan, SC; Elgin, IL and Kansas City, MO totaling approximately $21,174,000. In addition, the increase in Mortgage Notes Payable was partially offset by the addition of deferred financing costs of approximately $658,000, of which approximately $615,000 is associated with the two mortgages obtained in connection with the acquisitions of the two industrial properties purchased in the first quarter of fiscal 2017.

Subsequent to the quarter end, on May 1, 2017, the Company fully repaid three mortgage loans associated with three properties located in Chattanooga, TN; Roanoke, VA and Orion, MI totaling approximately $12,014,000.

The Company is scheduled to repay a total of approximately $53,290,000 in mortgage principal payments over the next twelve months. The Company intends to make these principal payments from the funds generated from Cash from Operations, the DRIP and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $30,845,775 and $28,428,170 for the six months ended March 31, 2017 and 2016, respectively. Dividends paid on common stock for the six months ended March 31, 2017 and 2016 were $22,613,315 and $20,467,456, respectively, (of which $4,536,751 and $4,174,782, respectively, were reinvested). The Company pays dividends from cash generated from operations.

As of March 31, 2017, the Company owned Securities Available for Sale of $99,405,410. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). In instances when the Company believes it can achieve an adequate yield spread, the Company may invest in marketable REIT securities on margin. As of March 31, 2017, there were no draws against the margin. The marketable REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of March 31, 2017, the Company had net Unrealized Holding Gains on its portfolio of $12,370,289 as compared to net Unrealized Holding Gains of $12,942,267 as of September 30, 2016, representing an decrease of $571,978. The dividends received from the Company’s investments, which yielded approximately 7.5% for the six months ended March 31, 2017, continue to meet our expectations. The Company recognized dividend income on its investment in securities of $1,438,005 and $1,377,402 for the three months ended March 31, 2017 and 2016, respectively representing an increase of 4%, and $2,726,807 and $2,563,723 for the six months ended March 31, 2017 and 2016, respectively, representing an increase of 6%. In addition, the Company recognized a Gain on Sale of Securities Transactions of $-0- and $878,962 for the three months ended March 31, 2017 and 2016, respectively, and recognized a Gain on Sale of Securities Transactions of $806,108 and $887,342 for the six months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the Company owned one hundred properties, of which fifty-eight carried mortgage loans with outstanding principal balances totaling $484,047,676. The forty-two unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s unsecured line of credit facility limit the amount of unencumbered properties that can be mortgaged. As of March 31, 2017, the Company has drawn down $26,000,000 on its $200,000,000 unsecured line of credit facility, which had an interest rate of 2.68%. The unsecured line of credit facility has an additional $100,000,000 accordion feature, which brings the total potential availability up to $300,000,000. The unsecured line of credit facility matures September 2020, with a one year extension at the Company’s option.

As of March 31, 2017, the Company had total assets of $1,220,219,735 and liabilities of $520,914,634. The Company’s net debt (net of unamortized debt issuance costs and net of cash and cash equivalents) to total market capitalization as of March 31, 2017 was approximately 27% and the Company’s net debt, less marketable securities (net of unamortized debt issuance costs, net of cash and cash equivalents and net of marketable securities) to total market capitalization as of March 31, 2017 was approximately 21%. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

On March 9, 2017, the Company issued an additional 3,000,000 shares of its 6.125% Series C Preferred Stock, liquidation preference of $25.00 per share, at a public offering price of $24.50 per share, for gross proceeds of $73,500,000 before deducting the underwriting discount and offering expenses. Net proceeds from the offering, after deducting underwriting discounts and other offering expenses were approximately $71,017,000. The Company intends to use the net proceeds from this offering to redeem all of the outstanding shares of its 7.875% Series B Preferred Stock, which are not redeemable prior to June 7, 2017. The remaining proceeds were used to reduce the amount outstanding under the Company’s revolving credit facility and will be used to purchase properties and fund expansions of existing properties in the ordinary course of its business and for general corporate purposes.

The Company raised $42,349,721 (including dividend reinvestments of $4,536,751) from the issuance of 3,186,668 shares of common stock under the DRIP during the six months ended March 31, 2017. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 53,187 common shares for a total cost of $710,264, or a weighted average cost of $13.35 per share. During the six months ended March 31, 2017, the Company paid $22,613,315 in total cash dividends, or $0.16 per share to common shareholders, of which $4,536,751 was reinvested in the DRIP. On April 4, 2017, the Company declared a dividend of $0.16 per common share to be paid on June 15, 2017 to common shareholders of record as of the close of business on May 15, 2017.

The Company redeemed all of the outstanding shares of its 7.625% Series A Preferred Stock on October 14, 2016 at a redemption price of $25.00 per share, totaling $53,493,750, plus all dividends accrued and unpaid to and including the redemption date, in an amount equal to $0.23299 per share, totaling $498,540, for a total cash payment of $25.23299 per share, totaling $53,992,290.

During the six months ended March 31, 2017, the Company paid $2,264,065 in Preferred Dividends, or $0.984375 per share, on its outstanding Series B Preferred Stock. On April 4, 2017, the Company declared a dividend of $0.4921875 per share to be paid June 15, 2017 to Series B preferred shareholders of record as of the close of business on May 15, 2017.

During the six months ended March 31, 2017, the Company paid $3,858,754 in Preferred Dividends, or $0.714584 per share, on its outstanding Series C Preferred Stock. On April 4, 2017, the Company declared a dividend of $0.3828125 per share to be paid June 15, 2017 to Series C preferred shareholders of record as of the close of business on May 15, 2017.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured line of credit facility or securities margin loans, refinance debt, or raise capital through the DRIP or capital markets.

The Company has been raising capital through its DRIP, mortgage loans, draws on its unsecured line of credit, sale of marketable securities and funds generated from its investments in net-leased industrial properties, as well as the issuance of additional shares of Series C Preferred Stock. The Company may raise capital through registered direct placements and public offerings of common and preferred stock. The Company believes that funds generated from operations and from the DRIP, together with the ability to finance and refinance its properties, and availability under its unsecured line of credit, will provide sufficient funds to adequately meet its obligations over the next year.

The Company has a concentration of FDX and FDX subsidiary-leased properties, consisting of fifty-five separate stand-alone leases covering approximately 8,187,000 square feet as of March 31, 2017 and forty-nine separate stand-alone leases covering approximately 6,508,000 square feet as of March 31, 2016. The fifty-five separate stand-alone leases that are leased to FDX and FDX subsidiaries have a weighted average lease maturity of 7.8 years. The percentage of FDX and its subsidiaries leased square footage to the total of the Company’s rental space was 49% (6% to FDX and 43% to FDX subsidiaries) as of March 31, 2017 and 45% (7% to FDX and 38% to FDX subsidiaries) as of March 31, 2016. As of March 31, 2017, the only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries and Milwaukee Electric Tool Corporation, which leases one property through July 2028 consisting of approximately 862,000 square feet, which was approximately 5% of the Company’s rental space. As of March 31, 2016, no other tenant, other than FDX and its subsidiaries, accounted for 5% or more of the Company’s total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 59% (6% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2017 and was 56% (7% to FDX and 49% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2016. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement Revenue for the six months ended March 31, 2017 and 2016.

In addition to real estate property holdings, the Company held $99,405,410 in marketable REIT securities at March 31, 2017, representing 7.2% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance the Company’s diversification. The securities portfolio provides the Company with additional liquidity, diversification, income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

In addition to the property purchased subsequent to the quarter end, as described previously, the Company has entered into agreements to purchase eight new build-to-suit, industrial buildings that are currently being developed in Florida, North Carolina, Ohio, Oklahoma, South Carolina and Texas, totaling approximately 1,998,000 square feet with net-leased terms ranging from seven to fifteen years, resulting in a weighted average lease maturity of 13.3 years. The aggregate purchase price for the eight properties is approximately $219,158,000. Five of the eight purchase commitments, consisting of approximately 1,353,000 square feet, or 68%, are leased to investment grade tenants or their subsidiaries. Approximately 1,054,000 square feet, or 53%, are leased to FDX and its subsidiaries. Subject to satisfactory due diligence, we anticipate closing these eight transactions during the remainder of fiscal 2017 and the first half of fiscal 2018. In connection with the eight properties, the Company has entered into commitments to obtain eight mortgage loans totaling approximately $143,534,000 at fixed rates ranging from 3.60% to 4.45%, with a weighted average interest rate of 3.89%. Seven of these mortgage loans are fifteen year, fully-amortizing loans and one of these mortgage loans is a twelve year, fully-amortizing loan, resulting in a weighted average loan term of 14.9 years.

The Company intends to acquire additional net-leased industrial properties on long-term leases, primarily to investment grade tenants or their subsidiaries, and when needed, expand its current properties. The funds may come from free cash flow from operations, mortgage loans, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

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

FFO, Core FFO and AFFO (i) do not represent Cash Flow from Operations as defined by U.S. GAAP; (ii) should not be considered as an alternative to Net Income or Net Income Attributable to Common Shareholders as a measure of operating performance or to Cash Flows from Operating, Investing and Financing Activities; and (iii) are not an alternative to Cash Flows from Operating, Investing and Financing Activities as a measure of liquidity. FFO, Core FFO and AFFO, as calculated by the Company, may not be comparable to similarly titled measures reported by other REITs.

The following is a reconciliation of the Company’s U.S. GAAP Net Income to the Company’s FFO, Core FFO and AFFO for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016
Net Income Attributable to Common Shareholders	$4,842,575	$4,980,189	$10,998,736	$9,767,086
Plus: Depreciation Expense (excluding Corporate Office Tenant Improvements)	7,099,906	5,756,944	14,053,686	11,324,405
Plus: Amortization of Intangible Assets	240,973	319,736	508,820	643,200
Plus: Amortization of Capitalized Lease Costs	212,275	192,116	417,717	380,755
Plus: Loss on Sale of Real Estate Investment	-0-	-0-	95,336	-0-
FFO Attributable to Common Shareholders	12,395,729	11,248,985	26,074,295	22,115,446
Plus: Acquisition Costs	-0-	265,012	178,526	410,597
Core FFO Attributable to Common Shareholders	12,395,729	11,513,997	26,252,821	22,526,043
Plus: Stock Compensation Expense	166,190	101,968	266,345	206,928
Plus: Depreciation of Corporate Office Tenant Improvements	39,171	29,118	77,886	57,089
Plus: Amortization of Financing Costs	384,984	238,671	665,897	473,038
Plus: Non-recurring other expense	-0-	400,000	-0-	400,000
Less: Gain on Sale of Securities Transactions	-0-	(878,962)	(806,108)	(887,342)
Less: Effect of Non-cash U.S. GAAP Straight-line Rent Adjustment	(286,617)	(512,170)	(629,856)	(821,835)
Less: Recurring Capital Expenditures	(188,390)	(147,861)	(376,802)	(484,052)
AFFO Attributable to Common Shareholders	$12,511,067	$10,744,761	$25,450,183	$21,469,869

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the six months ended March 31, 2017 and 2016:

	Six Months Ended
	3/31/2017	3/31/2016

Operating Activities	$30,845,775	$28,428,170
Investing Activities	(79,130,314)	(86,278,535)
Financing Activities	(24,513,070)	55,711,074

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

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to the Company. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors are described below and are described under the above heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. These and other risks, uncertainties and factors could cause the Company’s actual results to differ materially from those included in any forward-looking statements the Company makes. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for the Company to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from the Company’s expectations include, among others:

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to March 31, 2017 (the date of this Quarterly Report on Form 10-Q).

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

Changes In Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

Date:	May 3, 2017	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	May 3, 2017	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

