Form 10-Q
period 2017-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2017-08-09
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes[  ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of August 1, 2017: 74,338,101

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2017

C O N T E N T S

PART I:

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND SEPTEMBER 30, 2016

	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS

Real Estate Investments:
Land	$184,998,116	$165,375,315
Buildings and Improvements	1,188,576,632	1,005,938,180
Total Real Estate Investments	1,373,574,748	1,171,313,495
Accumulated Depreciation	(169,226,861)	(148,830,169)
Real Estate Investments	1,204,347,887	1,022,483,326

Cash and Cash Equivalents	11,749,997	95,749,508
Securities Available for Sale at Fair Value	100,495,810	73,604,894
Tenant and Other Receivables	1,148,114	1,444,824
Deferred Rent Receivable	7,739,322	6,917,431
Prepaid Expenses	7,358,734	4,830,987
Capitalized Lease Costs, net of Accumulated Amortization of $3,727,227 and $3,238,516, respectively	4,137,743	4,165,268
Intangible Assets, net of Accumulated Amortization of $13,103,744 and $12,332,599, respectively	8,608,879	5,816,153
Financing Costs, net of Accumulated Amortization of $525,660 and $246,678, respectively	969,603	1,245,923
Other Assets	5,061,923	7,227,571

TOTAL ASSETS	$1,351,618,012	$1,223,485,885

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2017 AND SEPTEMBER 30, 2016

	June 30, 2017	September 30, 2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$554,486,956	$477,476,010
Loans Payable	122,094,940	80,790,684
Accounts Payable and Accrued Expenses	2,853,438	3,998,771
Other Liabilities	13,936,503	9,868,572
Preferred Stock Called for Redemption	-0-	53,493,750
Total Liabilities	693,371,837	625,627,787

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
7.875% Series B Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: -0- and 2,300,000 Shares Authorized, Issued and Outstanding as of June 30, 2017 and September 30, 2016, respectively	-0-	57,500,000
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 12,400,000 and 5,400,000 Shares Authorized as of June 30, 2017 and September 30, 2016, respectively; 8,400,000 and 5,400,000 Shares Issued and Outstanding as of June 30, 2017 and September 30, 2016, respectively	210,000,000	135,000,000
Common Stock, $0.01 Par Value Per Share: 192,039,750 and 194,600,000 Shares Authorized as of June 30, 2017 and September 30, 2016, respectively; 73,824,161 and 68,920,972 Shares Issued and Outstanding as of June 30, 2017 and September 30, 2016, respectively	738,242	689,210
Excess Stock, $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of June 30, 2017 and September 30, 2016; No Shares Issued or Outstanding as of June 30, 2017 and September 30, 2016	-0-	-0-
Additional Paid-In Capital	438,742,799	391,726,621
Accumulated Other Comprehensive Income	8,765,134	12,942,267
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	658,246,175	597,858,098

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,351,618,012	$1,223,485,885

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended		Nine Months Ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
INCOME:
Rental Revenue	$24,400,237	$20,789,914	$71,291,923	$59,465,701
Reimbursement Revenue	4,208,859	3,324,085	11,806,975	9,874,498
TOTAL INCOME	28,609,096	24,113,999	83,098,898	69,340,199

EXPENSES:
Real Estate Taxes	3,520,322	2,633,706	9,279,165	7,681,519
Operating Expenses	1,053,253	981,766	3,635,986	3,316,489
General & Administrative Expenses	1,786,852	1,542,432	5,307,853	5,099,841
Acquisition Costs	-0-	135,358	178,526	545,955
Depreciation	7,318,258	6,096,880	21,449,830	17,478,374
Amortization of Capitalized Lease Costs and Intangible Assets	451,823	445,404	1,327,376	1,418,375
TOTAL EXPENSES	14,130,508	11,835,546	41,178,736	35,540,553

OTHER INCOME (EXPENSE):
Dividend and Interest Income	1,899,320	1,486,134	4,630,653	4,050,455
Gain on Sale of Securities Transactions	1,487,836	272,067	2,293,944	1,159,409
Interest Expense, including Amortization of Financing Costs	(6,135,381)	(5,805,359)	(18,835,864)	(16,707,613)
TOTAL OTHER INCOME (EXPENSE)	(2,748,225)	(4,047,158)	(11,911,267)	(11,497,749)

NET INCOME	11,730,363	8,231,295	30,008,895	22,301,897

Less: Preferred Dividends	4,045,787	2,151,758	11,325,583	6,455,274
Less: Redemption of Preferred Stock	2,467,165	-0-	2,467,165	-0-

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$5,217,411	$6,079,537	$16,216,147	$15,846,623

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND 2016 - CONTINUED

	Three Months Ended		Nine Months Ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016

BASIC INCOME – PER SHARE
Net Income	$0.16	$0.12	$0.42	$0.35
Less: Preferred Dividends	(0.06)	(0.03)	(0.16)	(0.10)
Less: Redemption of Preferred Stock	(0.03)	-0-	(0.03)	-0-
Net Income Attributable to Common Shareholders - Basic	$0.07	$0.09	$0.23	$0.25

DILUTED INCOME – PER SHARE
Net Income	$0.16	$0.12	$0.42	$0.34
Less: Preferred Dividends	(0.06)	(0.03)	(0.16)	(0.10)
Less: Redemption of Preferred Stock	(0.03)	-0-	(0.03)	-0-
Net Income Attributable to Common Shareholders - Diluted	$0.07	$0.09	$0.23	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	72,881,974	66,337,101	71,264,806	64,613,953
Diluted	73,053,693	66,462,209	71,422,664	64,703,203

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended		Nine Months Ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Net Income	$11,730,363	$8,231,295	$30,008,895	$22,301,897
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During the Period	(2,117,319)	10,100,681	(1,883,189)	18,489,989
Reclassification Adjustment for Net Gains Realized in Income	(1,487,836)	(272,067)	(2,293,944)	(1,159,409)
TOTAL COMPREHENSIVE INCOME	8,125,208	18,059,909	25,831,762	39,632,477
Less: Preferred Dividends	4,045,787	2,151,758	11,325,583	6,455,274
Less: Redemption of Preferred Stock	2,467,165	-0-	2,467,165	-0-
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,612,256	$15,908,151	$12,039,014	$33,177,203

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2017 AND 2016

	Nine Months Ended
	6/30/2017	6/30/2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$30,008,895	$22,301,897
Noncash Items Included in Net Income:
Depreciation & Amortization	23,726,676	19,610,250
Stock Compensation Expense	441,054	306,688
Gain on Sale of Securities Transactions	(2,293,944)	(1,159,409)
Loss on Sale of Real Estate Investment	95,336	-0-
Changes In:
Tenant, Deferred Rent and Other Receivables	12,479	(1,235,976)
Prepaid Expenses	(2,527,747)	(1,859,791)
Other Assets and Capitalized Lease Costs	71,446	(2,293,188)
Accounts Payable, Accrued Expenses and Other Liabilities	656,824	7,676,175
NET CASH PROVIDED BY OPERATING ACTIVITIES	50,191,019	43,346,646

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate and Intangible Assets	(208,390,539)	(141,230,341)
Capital Improvements	(1,208,390)	(19,517,185)
Proceeds on Sale of Real Estate	4,125,819	-0-
Return of Deposits on Real Estate	2,700,000	1,650,000
Deposits Paid on Acquisitions of Real Estate	(1,280,000)	(1,100,000)
Proceeds from Sale of Securities Available for Sale	10,693,212	8,165,701
Purchase of Securities Available for Sale	(39,467,317)	(17,772,994)
NET CASH USED IN INVESTING ACTIVITIES	(232,827,215)	(169,804,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Loans Payable	41,304,256	40,812,783
Proceeds from Fixed Rate Mortgage Notes Payable	137,925,000	92,971,000
Principal Payments on Fixed Rate Mortgage Notes Payable	(59,936,689)	(26,609,348)
Financing Costs Paid on Debt	(1,650,516)	(1,204,207)
Proceeds from the Exercise of Stock Options	-0-	1,412,050
Redemption of 7.625% Series A Preferred Stock	(53,493,750)	-0-
Redemption of 7.875% Series B Preferred Stock	(57,500,000)	-0-
Proceeds from Underwritten Public Offering of 6.125% Series C Preferred Stock, net of offering costs	71,003,093	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	59,111,167	45,132,315
Preferred Dividends Paid	(11,044,489)	(6,455,274)
Common Dividends Paid, net of Reinvestments	(27,081,387)	(24,788,097)
NET CASH PROVIDED BY FINANCING ACTIVITIES	98,636,685	121,271,222

NET DECREASE IN CASH AND CASH EQUIVALENTS	(83,999,511)	(5,186,951)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	95,749,508	12,073,909
CASH AND CASH EQUIVALENTS - END OF PERIOD	$11,749,997	$6,886,958

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (MREIC, the Company, or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of June 30, 2017, the Company owned 105 properties with total square footage of approximately 17,917,000, which was 99.8% occupied, as compared to 99 properties with total square footage of approximately 16,010,000, which was 99.6% occupied as of September 30, 2016. These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. The Company also owns a portfolio of REIT investment securities, which the Company generally limits to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation).

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2016.

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

Of the Company’s 105 properties, only four leases contain an early termination provision. The Company’s leases with early termination provisions are the 26,340 square foot location in Ridgeland (Jackson), MS, the 38,333 square foot location in Rockford, IL, the 83,000 square foot location in Roanoke, VA and the 102,135 square foot location in O’Fallon (St. Louis), MO. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include; date termination can be exercised, the time frame that notice must be given by the tenant to the Company and the termination fee that would be required to be paid by the tenant to the Company. The total potential termination fee to be paid to the Company from the four leases with termination provisions amounts to approximately $1,709,000.

Stock Compensation Plan

The Company’s original Stock Option and Stock Award Plan (the 2007 Plan) was initially adopted in 2007 upon approval by the Company’s shareholders on July 26, 2007. The 2007 Plan was amended and restated and approved by the Company’s shareholders on May 6, 2010. The 2007 Plan authorized the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock, $0.01 par value per share (common stock), including up to 100,000 shares of restricted stock awarded to any one participant in any one fiscal year. On March 13, 2017, upon recommendation of the Compensation Committee of the Board, the Board approved the Amended and Restated 2007 Incentive Award Plan (the Plan), conditioned upon shareholder approval. At the Company’s Annual Meeting held on May 18, 2017, the Company’s common shareholders approved the Plan and the Company subsequently filed a Registration Statement covering the offering and issuance of awards under the Plan with the Securities and Exchange Commission on July 11, 2017. The Plan constitutes an amendment and restatement of the 2007 Plan, extends the term of the 2007 Plan for an additional ten years, adds 1,600,000 shares of common stock to the share reserve, expands the types of awards available for grant under the Plan and makes other improvements to the 2007 Plan.

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation”. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. The amortization of compensation costs for stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $174,709 and $99,760 for the three months ended June 30, 2017 and 2016, respectively, and amounted to $441,054 and $306,688 for the nine months ended June 30, 2017 and 2016, respectively.

During the nine months ended June 30, 2017 and 2016, the following stock options, which vest one year after grant date, were granted under the Company’s 2007 Plan:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/4/17	1	65,000	$15.04	1/4/25
12/9/16	10	215,000	$14.24	12/9/24
1/5/16	1	65,000	$10.37	1/5/24

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year indicated:

	Fiscal 2017	Fiscal 2016
Dividend yield	4.44%	6.17%
Expected volatility	18.84%	20.20%
Risk-free interest rate	2.26%	2.09%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the nine months ended June 30, 2017 and 2016 was $1.49 and $0.74 per option, respectively.

During the nine months ended June 30, 2017 and 2016, no shares of restricted stock were granted and during the nine months ended June 30, 2016, one participant forfeited 3,232 shares of restricted stock under the 2007 Plan. During the nine months ended June 30, 2016, five participants exercised options awarded under the 2007 Plan to purchase an aggregate of 180,000 shares of common stock at a weighted average exercise price of $7.84 per share for total proceeds of $1,412,050. During the nine months ended June 30, 2017, no options were exercised. As of June 30, 2017, a total of 1,764,878 shares were available for grant as stock options, as restricted stock, or other equity based awards, plus any shares subject to outstanding options that expire or are forfeited without being exercised, and there were outstanding options to purchase 735,000 shares. The aggregate intrinsic value of options outstanding as of June 30, 2017 was $2,719,550.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (ASU 2017-01). ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or should be accounted for as an asset acquisition, likely resulting in more acquisitions being accounted for as asset acquisitions as opposed to business combinations. Transaction costs are capitalized for asset acquisitions while they are expensed as incurred for business combinations. ASU 2017-01 requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business. ASU 2017-01 also revises the definition of a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. ASU 2017-01 will be effective, on a prospective basis, for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2017-01 prospectively as of April 1, 2017, as permitted under the standard. As a result of the implementation of this update, our property acquisitions, which under previous guidance were accounted for as business combinations, are now accounted for as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under accounting for business combinations. For the period April 1, 2017 through June 30, 2017, the Company acquired five properties, for each of which it was concluded that substantially all of the fair value of the assets acquired with each property acquisition was concentrated in a single identifiable asset and did not meet the definition of a business combination under ASU 2017-01. Therefore, acquisition transaction costs associated with these property acquisitions were capitalized to real estate investments as part of the purchase price.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (Subtopic 835-30), which clarified that debt issuance costs related to line-of-credit arrangements may be presented as an asset and amortized over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted these standards effective October 1, 2016. As a result, debt issuance costs related to debt liabilities that are not line-of-credit arrangements are included as a direct deduction from the related debt liability and those related to line-of-credit arrangements continue to be included as an asset on the accompanying Consolidated Balance Sheets. The effects of this standard were applied retrospectively to all prior periods presented. The effect of the change in accounting principle was the reduction in the amount of $6,272,143 of the Fixed Rate Mortgage Notes Payable liability and a corresponding reduction of the Financing Costs asset as of September 30, 2016 and a reclassification of Amortization of Financing Costs of $240,463 and $713,501 for the three and nine months ended June 30, 2016, respectively to Interest Expense, net of Amortization of Financing Costs in our Consolidated Statement of Income.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers”. The FASB issued further guidance in ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Therefore, the Company expects to adopt the standard effective October 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method, and the Company is evaluating which transition method it will elect. The Company is also in the process of evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Segment Reporting & Financial Information

The Company’s primary business is the ownership and management of real estate properties. The Company seeks to invest in well-located, modern, single-tenant, industrial buildings leased primarily to investment grade tenants or their subsidiaries on long-term net leases. The Company reviews operating and financial information for each property on an individual basis and, therefore, each property represents an individual operating segment. The Company evaluates financial performance using Net Operating Income (NOI) from property operations. NOI is defined as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. The Company has aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated as industrial properties subject to long-term net leases primarily to investment grade tenants or their subsidiaries.

NOTE 2 – NET INCOME PER SHARE

Basic Net Income per Common Share is calculated by dividing Net Income Attributable to Common Shareholders by the weighted-average number of common shares outstanding during the period. Diluted Net Income per Common Share is calculated by dividing Net Income Attributable to Common Shareholders by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.

In addition, common stock equivalents of 171,719 and 125,108 shares are included in the diluted weighted-average shares outstanding for the three months ended June 30, 2017 and 2016, respectively, and common stock equivalents of 157,858 and 89,250 shares are included in the diluted weighted-average shares outstanding for the nine months ended June 30, 2017 and 2016, respectively. For the diluted weighted-average shares outstanding for the three months ended June 30, 2017 and 2016, 65,000 and -0- options to purchase shares of common stock were antidilutive. For the diluted weighted-average shares outstanding for the nine months ended June 30, 2017 and 2016, 65,000 and 65,000 options to purchase shares of common stock, respectively, were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions accounted for as business combinations

On October 17, 2016, the Company purchased a newly constructed 338,584 square foot industrial building located in Hamburg, NY, which is in the Buffalo Metropolitan Statistical Area (MSA). The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through March 2031. The purchase price was $35,100,000. The Company obtained a 15 year fully-amortizing mortgage loan of $23,500,000 at a fixed interest rate of 4.03%. Annual rental revenue over the remaining term of the lease averages approximately $2,309,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $250,000 to an Intangible Asset associated with the lease in-place.

On December 30, 2016, the Company purchased a newly constructed 213,672 square foot industrial building located in Ft. Myers, FL. The building is 100% net-leased to FedEx Ground Package System, Inc. for 10 years through September 2026. The purchase price was $21,001,538. The Company obtained a 15 year fully-amortizing mortgage loan of $14,500,000 at a fixed interest rate of 3.97%. Annual rental revenue over the remaining term of the lease averages approximately $1,365,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $201,538 to an Intangible Asset associated with the lease in-place.

Acquisitions accounted for as asset acquisitions

On April 5, 2017, the Company purchased a newly constructed 343,483 square foot industrial building located in Walker, MI, which is in the Grand Rapids MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through January 2032. The purchase price was $32,120,000. The Company obtained a 15 year fully-amortizing mortgage loan of $20,875,000 at a fixed interest rate of 3.86%. Annual rental revenue over the remaining term of the lease averages approximately $2,102,000.

On June 23, 2017, the Company purchased a newly constructed 351,874 square foot industrial building located in Mesquite, TX, which is in the Dallas MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through March 2032. The purchase price was $50,621,072. The Company obtained a 15 year fully-amortizing mortgage loan of $32,900,000 at a fixed interest rate of 3.60%. Annual rental revenue over the remaining term of the lease averages approximately $3,194,000.

On June 27, 2017, the Company purchased a newly constructed 315,560 square foot industrial building located in Aiken, SC, which is in the Augusta, GA MSA. The building is 100% net-leased to Autoneum North America, Inc. for 15 years through April 2032. The purchase price was $21,933,000. The Company obtained a 15 year fully-amortizing mortgage loan of $15,350,000 at a fixed interest rate of 4.20%. Annual rental revenue over the remaining term of the lease averages approximately $1,700,000.

On June 28, 2017, the Company purchased a newly-constructed 237,756 square foot industrial building located in Homestead, FL, which is in the Miami MSA. The building is 100% net leased to FedEx Ground Package System, Inc. for 15 years through March 2032. The purchase price was $38,347,933. The Company obtained a 15 year fully-amortizing mortgage loan of $24,800,000 at a fixed interest rate of 3.60%. Annual rental revenue over the remaining term of the lease averages approximately $2,282,000.

On June 29, 2017, the Company purchased a newly constructed 110,361 square foot industrial building located in Oklahoma City, OK. The building is 100% net-leased to Bunzl Distribution Oklahoma, Inc. for seven years through August 2024. The purchase price was $9,000,000. The Company obtained a 12 year fully-amortizing mortgage loan of $6,000,000 at a fixed interest rate of 4.125%. Annual rental revenue over the remaining term of the lease averages approximately $721,000.

The Company evaluated the property acquisitions which took place subsequent to March 31, 2017, under the new framework for determining whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01, which the Company early-adopted effective April 1, 2017. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions (see Note 1). Accordingly, the Company accounted for the properties purchased in Walker (Grand Rapids), MI; Mesquite (Dallas), TX; Aiken (Augusta, GA), SC; Homestead (Miami), FL and Oklahoma City, OK as asset acquisitions and allocated the total cash consideration, including transaction costs, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions. The financial information set forth below summarizes the Company’s preliminary purchase price allocation for these five properties acquired during the three months ended June 30, 2017 that are accounted for as asset acquisitions:

Land	$16,915,800
Building	132,260,865
In-Place Leases	3,112,332

The following table summarizes the operating results included in the Company’s consolidated statements of income for the three and nine months ended June 30, 2017 for the properties acquired during the nine months ended June 30, 2017:

	Three Months Ended 6/30/2017	Nine Months Ended 6/30/2017

Rental Revenues	$1,712,249	$3,234,951
Net Income Attributable to Common Shareholders	598,783	925,316

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

The following table summarizes the operations of this property prior to its sale on October 27, 2016 which is included in the accompanying Consolidated Statements of Income for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Rental and Reimbursement Revenue	$-0-	$-0-	$-0-	$-0-
Real Estate Taxes	-0-	(28,159)	(8,855)	(68,776)
Operating Expenses	-0-	(32,022)	(9,846)	(52,363)
Depreciation & Amortization	-0-	(24,017)	(8,006)	(73,055)
Interest Expense	-0-	-0-	-0-	-0-
Loss from Operations	-0-	(84,198)	(26,707)	(194,194)
Loss on Sale of Real Estate Investment	-0-	-0-	(95,336)	-0-
Net Loss	$-0-	$(84,198)	$(122,043)	$(194,194)

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses generated from property acquired and expanded during fiscal 2017 to date, and during fiscal 2016, assuming that the acquisitions and completed expansions had occurred as of October 1, 2015, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions. As further described in Note 6, the net proceeds raised from the issuance of the 6.125% Series C Cumulative Redeemable Preferred Stock less the redemptions of the Company’s 7.625% Series A Cumulative Redeemable Preferred Stock and the Company’s 7.875% Series B Cumulative Redeemable Preferred Stock were used to help fund property acquisitions and, therefore, the pro forma preferred dividend expense has been adjusted to account for its effect on Net Income Attributable to Common Shareholders as if all the preferred stock issuances and redemptions had occurred on October 1, 2015. In addition, Net Income Attributable to Common Shareholders excludes the operating expenses incurred during fiscal 2017 and 2016 for the vacant property, located in White Bear Lake, MN, that was sold on October 27, 2016. Furthermore, the proceeds raised from the Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the DRIP, as if all the shares raised had occurred on October 1, 2015. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Nine Months Ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Rental Revenue	$26,224,800	$26,973,500	$78,455,200	$78,995,500
Net Income Attributable to Common Shareholders	$5,160,600	$7,865,900	$15,261,700	$16,596,200
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.07	$0.11	$0.21	$0.23

Tenant Concentration

The Company has a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties, consisting of 58 separate stand-alone leases covering approximately 9,124,000 square feet as of June 30, 2017 and 51 separate stand-alone leases covering approximately 6,944,000 square feet as of June 30, 2016. The 58 separate stand-alone leases that are leased to FDX and FDX subsidiaries have a weighted average lease maturity of 8.4 years. The percentage of FDX and its subsidiaries leased square footage to the total of the Company’s rental space was 51% (8% to FDX and 43% to FDX subsidiaries) as of June 30, 2017 and 46% (6% to FDX and 40% to FDX subsidiaries) as of June 30, 2016. As of June 30, 2017, the only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries and Milwaukee Electric Tool Corporation, which leases one property through July 2028 consisting of approximately 862,000 square feet, which was approximately 5% of the Company’s rental space. As of June 30, 2016, no other tenant, other than FDX and its subsidiaries, accounted for 5% or more of the Company’s total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 60% (7% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2017 and was 56% (7% to FDX and 49% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2016. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement Revenue for the nine months ended June 30, 2017 and 2016.

FDX is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov. FDX is rated “BBB” by S&P Global Ratings (www.standardandpoors.com) and is rated “Baa2” by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include or incorporate by reference into this report the information of FDX, S&P Global Ratings or Moody’s on such websites.

In addition to real estate property holdings, the Company held $100,495,810 in marketable REIT securities at June 30, 2017, representing 6.6% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance the Company’s diversification. The securities portfolio provides the Company with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

The Company’s Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $100,495,810 as of June 30, 2017. The Company generally limits its investment in marketable securities to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). The REIT securities portfolio provides the Company with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the nine months ended June 30, 2017, the Company sold or redeemed securities with a cost basis of $8,399,268 and recognized a Gain on Sale of Securities Transactions of $2,293,944. In addition, the Company recognized dividend income on its investment in securities of $4,622,836 for the nine months ended June 30, 2017. The Company also made purchases of $39,467,317 in Securities Available for Sale at Fair Value. Of this amount, the Company made total purchases of 125,719 common shares of UMH Properties, Inc. (UMH), a related REIT, for a total cost of $1,725,457, or a weighted average cost of $13.72 per share, of which 112,719 shares were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. The Company owned a total of 1,115,046 UMH common shares as of June 30, 2017 at a total cost of $11,031,142 and a fair value of $19,011,526. The Company owns 200,000 shares of UMH’s 8.25% Series A Cumulative Redeemable Preferred Stock at a total cost of $5,000,000 with a fair value of $5,200,000 and the Company owns 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2,500,000 with a fair value of $2,750,000. The unrealized gain on the Company’s investment in UMH’s common and preferred stock as of June 30, 2017 was $8,430,384.

As of June 30, 2017, the Company had total net unrealized holding gains on its securities portfolio of $8,765,134. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery. The following is a summary of the securities that the Company has determined to be temporarily impaired as of June 30, 2017:

	Less than 12 Months		12 Months or Longer
		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$2,127,800	$(52,587)	$-0-	$-0-
Common stock	28,819,800	(3,087,363)	-0-	-0-
Total	$30,947,600	$(3,139,950)	$-0-	$-0-

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
3	$11,895,800	$(567,137)	1%-5%
1	19,051,800	(2,572,813)	12%
4	$30,947,600	$(3,139,950)

NOTE 5 – DEBT

For the three months ended June 30, 2017 and 2016, amortization of financing costs included in interest expense was $283,573 and $240,463, respectively. For the nine months ended June 30, 2017 and 2016, amortization of financing costs included in interest expense was $949,470 and $713,501, respectively.

The following is a summary of our Fixed Rate Mortgage Notes Payable as of June 30, 2017 and September 30, 2016:

17

	6/30/2017		9/30/2016
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$561,736,464	4.21%	$483,748,153	4.48%

Debt Issuance Costs	$10,171,381		$9,424,697
Accumulated Amortization of Debt Issuance Costs	(2,921,873)		(3,152,554)
Unamortized Debt Issuance Costs	$7,249,508		$6,272,143

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$554,486,956		$477,476,010

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

As of June 30, 2017, interest payable on these mortgages were at fixed rates ranging from 3.45% to 7.60%, with a weighted average interest rate of 4.21%. This compares to a weighted average interest rate of 4.48% as of September 30, 2016 and 4.61% as of June 30, 2016. As of June 30, 2017, the weighted average loan maturity of the Fixed Rate Mortgage Notes Payable was 11.5 years. This compares to a weighted average loan maturity of the Fixed Rate Mortgage Notes Payable of 10.5 years as of September 30, 2016 and 9.8 years as of June 30, 2016.

In connection with the seven properties acquired during the nine months ended June 30, 2017, which are located in Hamburg (Buffalo), NY; Ft. Myers, FL; Walker (Grand Rapids), MI; Mesquite (Dallas), TX; Aiken (Augusta, GA), SC; Homestead (Miami), FL and Oklahoma City, OK (as described in Note 3), the Company obtained six, 15 year, fully-amortizing mortgage loans and one, 12 year, fully-amortizing loan. The seven mortgage loans originally totaled $137,925,000 with an original weighted average mortgage loan maturity of 14.9 years and a weighted average interest rate of 3.84%.

During the nine months ended June 30, 2017, the Company fully repaid 15 mortgage loans associated with 14 of its properties located in Jacksonville, FL; El Paso, TX; Lebanon (Cincinnati), OH; Halfmoon (Albany), NY; Bedford Heights (Cleveland), OH; Hanahan (Charleston), SC; Elgin (Chicago), IL; Kansas City, MO; Chattanooga, TN; Roanoke, VA; Orion, MI; Edwardsville, KS; Punta Gorda, FL and Cheektowaga (Buffalo), NY, totaling approximately $35,266,000.

During the nine months ended June 30, 2017, the Company fully repaid its two term loans totaling $4,768,266. One loan totaling $2,284,633 had an interest rate of 4.90% and one loan totaling $2,483,633 had a variable annual interest rate of prime plus 0.75% with a floor of 4.50%. The interest rate on the date this loan was fully repaid was 4.50%.

As of June 30, 2017, Loans Payable represented the amount drawn down on the Company’s $200,000,000 unsecured line of credit facility (the Facility) in the amount of $110,000,000 and the amount drawn down on the Company’s margin line of credit on its marketable securities in the amount of $12,094,940.

The Facility matures in September 2020 with a one year extension at the Company’s option (subject to various conditions as specified in the loan agreement). During the nine months ended June 30, 2017, the Company had net draws of $34,000,000 under the Facility. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a 7.0% capitalization rate to the NOI generated by the Company’s unencumbered, wholly-owned industrial properties. Borrowings under the Facility, will, at the Company’s election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company’s leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on the Company’s leverage ratio. The Company’s borrowings as of June 30, 2017, based on the Company’s leverage ratio as of June 30, 2017, bear interest at LIBOR plus 150 basis points, which was at an interest rate of 2.54% as of June 30, 2017. In addition, the Company has a $100,000,000 accordion feature, bringing the total potential availability under the Facility (subject to various conditions as specified in the loan agreement) up to $300,000,000.

The Company also invests in equity securities of other REITs which provides the Company with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, the Company may borrow up to 50% of the value of the marketable securities, which was $100,495,810 as of June 30, 2017. As of June 30, 2017, the Company had borrowings of $12,094,940 under its margin line, bearing interest at 2.05%.

NOTE 6 – SHAREHOLDERS’ EQUITY

The Company’s authorized stock as of June 30, 2017 consisted of 192,039,750 shares of common stock, of which 73,824,161 shares were issued and outstanding, 12,400,000 authorized shares of 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), of which 8,400,000 were issued and outstanding, and 200,000,000 authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

Common Stock

On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. This represents an annualized dividend rate of $0.64 per share. The Company has maintained or increased its cash dividend for 25 consecutive years.

The Company raised $66,340,821 (including dividend reinvestments of $7,229,654) from the issuance of 4,903,189 shares of common stock under its DRIP during the nine months ended June 30, 2017. During the nine months ended June 30, 2017, the Company paid $34,311,041 in total cash dividends, or $0.16 per share, to common shareholders, of which $7,229,654 was reinvested in the DRIP.

On July 3, 2017, the Company declared a dividend of $0.16 per share to be paid September 15, 2017 to common shareholders of record as of the close of business on August 15, 2017.

On January 17, 2017, the Board of Directors reaffirmed its Share Repurchase Program that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company’s common stock. The Company may repurchase its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased during the nine months ended June 30, 2017 and, as of June 30, 2017, the Company does not own any of its own shares.

7.625% Series A Cumulative Redeemable Preferred Stock

On September 14, 2016, the Company announced that it intended to redeem all 2,139,750 issued and outstanding shares of its 7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (7.625% Series A Preferred Stock). The Company redeemed all of the outstanding shares of the 7.625% Series A Preferred Stock on October 14, 2016, at a redemption price of $25.00 per share, totaling $53,493,750, plus all dividends accrued and unpaid to and including, the redemption date, in an amount equal to $0.23299 per share, totaling $498,540, for a total cash payment of $25.23299 per share, totaling $53,992,290.

7.875% Series B Cumulative Redeemable Preferred Stock

On May 5, 2017, the Company announced that it intended to redeem all 2,300,000 issued and outstanding shares of its 7.875% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (7.875% Series B Preferred Stock). The Company redeemed all of the outstanding shares of the 7.875% Series B Preferred Stock on June 7, 2017, at a redemption price of $25.00 per share, totaling $57,500,000, plus accumulated and unpaid dividends for the period from June 1, 2017 to, but not including, the redemption date, in an amount equal to $0.0328125, totaling $75,469, for a total cash payment of $25.0328125 per share, totaling $57,575,469. The Company recognized a preferred share redemption charge of approximately $2,467,000 related to the original issuance costs. During the nine months ended June 30, 2017, the Company paid $3,471,566 in Preferred Dividends, or $1.509375 per share, on its then outstanding 7.875% Series B Preferred Stock.

6.125% Series C Cumulative Redeemable Preferred Stock

On March 9, 2017, the Company issued an additional 3,000,000 shares of its 6.125% Series C Preferred Stock, liquidation preference of $25.00 per share, at a public offering price of $24.50 per share, for gross proceeds of $73,500,000 before deducting the underwriting discount and offering expenses. Net proceeds from the offering, after deducting underwriting discounts and other offering expenses were approximately $71,003,000. The Company used the net proceeds from this offering to redeem all of the outstanding shares of its 7.875% Series B Preferred Stock, as discussed above. The remaining proceeds were used to purchase properties in the ordinary course of business and for general corporate purposes. Prior to the issuance of the additional 3,000,000 shares of the 6.125% Series C Preferred Stock on March 9, 2017, the Company had 5,400,000 shares of the 6.125% Series C Preferred Stock issued and outstanding. As of June 30, 2017, 8,400,000 shares of the 6.125% Series C Preferred Stock were issued and outstanding.

During the nine months ended June 30, 2017, the Company paid $7,074,383 in Preferred Dividends, or $1.0973965 per share, on its outstanding 6.125% Series C Preferred Stock for the period September 13, 2016 through May 31, 2017. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. The 6.125% Series C Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, the 6.125% Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time, and from time to time, the 6.125% Series C Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. On July 3, 2017, the Company declared a dividend of $0.3828125 per share to be paid September 15, 2017 to the 6.125% Series C Preferred shareholders of record as of the close of business on August 15, 2017.

On June 29, 2017, the Company entered into an At-The-Market Preferred Equity Program (ATM Preferred Stock Program) with FBR Capital Markets & Co. in which the Company may, from time to time, offer and sell additional shares of its 6.125% Series C Preferred Stock, with a liquidation preference of $25.00 per share, having an aggregate sales price of up to $100,000,000. The Company began selling shares through the ATM Preferred Stock Program on July 3, 2017. Therefore, as of June 30, 2017, no shares were sold under the ATM Preferred Stock Program. Subsequent to the quarter end, through July 25, 2017, the Company sold 627,867 shares under its ATM Preferred Stock Program at a weighted average price of $25.44 per share, and realized net proceeds, after offering expenses, of approximately $15,628,000.

NOTE 7 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. The Company’s financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at June 30, 2017 and September 30, 2016:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2017:
Equity Securities – Preferred Stock	$14,688,025	$14,688,025	$-0-	$-0-
Equity Securities – Common Stock	85,803,256	85,803,256	-0-	-0-
Mortgage Backed Securities	4,529	4,529	-0-	-0-
Total Securities Available for Sale at Fair Value	$100,495,810	$100,495,810	$-0-	$-0-

As of September 30, 2016:
Equity Securities – Preferred Stock	$13,769,073	$13,769,073	$-0-	$-0-
Equity Securities – Common Stock	59,830,271	59,830,271	-0-	-0-
Mortgage Backed Securities	5,550	5,550	-0-	-0-
Total Securities Available for Sale at Fair Value	$73,604,894	$73,604,894	$-0-	$-0-

In addition to the Company’s investments in Securities Available for Sale at Fair Value, the Company is required to disclose certain information about fair values of its other financial instruments. Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a financial instrument. For a portion of the Company’s other financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties; future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model. The use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of Fixed Rate Mortgage Notes Payable is based on discounting the future cash flows at a yearend risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At June 30, 2017, the Fixed Rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to approximately $571,364,000 and the carrying value amounted to $561,736,464. When the Company acquires a property and is accounted for as a business combination, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (see Note 3). Those fair value measurements are estimated based on independent third party appraisals and fall within level 3 of the fair value hierarchy.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended June 30, 2017 and 2016 was approximately $17,975,000 and $15,994,000, respectively.

During the nine months ended June 30, 2017 and 2016, the Company had dividend reinvestments of $7,229,654 and $6,326,691, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

In addition to the property purchased subsequent to the quarter end, as described below in Note 10, the Company has entered into agreements to purchase four new build-to-suit, industrial buildings that are currently being developed in Florida, Ohio and South Carolina, totaling approximately 1,039,000 square feet with net-leased terms ranging from 10 to 15 years, resulting in a weighted average lease maturity of 10.6 years. The aggregate purchase price for the four properties is approximately $88,676,000. Two of the four purchase commitments consisting of approximately 420,300 square feet, or 40%, are leased to investment grade tenants. Approximately 121,800 square feet, or 12%, is leased to FDX. Subject to satisfactory due diligence, we anticipate closing these four transactions during the remainder of fiscal 2017 and the first half of fiscal 2018. In connection with the four properties, the Company has entered into commitments to obtain three mortgage loans totaling approximately $38,300,000 at fixed rates ranging from 4.17% to 4.45%, with a weighted average interest rate of 4.28%. All three of these mortgage loans are 15 year, fully-amortizing loans.

The Company currently has parking lot expansions in progress on two properties that are being leased to FedEx Ground Package System, Inc. located in Ft. Myers, FL and Indianapolis, IN. The expansion costs are expected to be approximately $2,661,000. Upon completion, annualized rent will be increased by approximately $237,000 from approximately $2,898,000 to approximately $3,135,000 and will provide for a new lease extension, for each property being expanded, of 10 years from the date of completion.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On August 3, 2017, the Company purchased a newly constructed 354,482 square foot industrial building located in Concord, NC which is in the Charlotte MSA. The building is 100% net leased to FedEx Ground Package System, Inc. for 15 years through May 2032. The purchase price was $40,598,446. The Company obtained a 15 year fully-amortizing mortgage loan of $26,184,000 at a fixed interest rate of 3.80%. Annual rental revenue over the remaining term of the lease averages approximately $2,537,000.

Subsequent to quarter end, through July 25, 2017, the Company sold 627,867 shares under its ATM Preferred Stock Program at a weighted average price of $25.44 per share, and realized net proceeds, after offering expenses, of approximately $15,628,000.

In July 2017, the Company entered into a 10.2 year lease agreement with FBM Gypsum Supply of Illinois, LLC through December 31, 2027, for our previously vacant 36,270 square foot building, which became vacant effective June 1, 2017, located in Urbandale, IA. The lease is expected to commence on November 1, 2017, with two months of free rent, after which initial annual rent of $159,588, representing $4.40 per square foot, will commence, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of $171,880, representing $4.74 per square foot over the life of the lease. This compares to the former average straight-lined rent, prior to the property becoming vacant, of $3.56 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $3.88 per square foot, representing an increase in the average lease rate of 33.2% on a U.S. GAAP straight-line basis and an increase in the lease rate of 13.4% on a cash basis. The tenant will have a one-time early termination option that may be exercised after December 31, 2025, provided that the tenant provides the Company with six months of notice and pays a termination fee equal to three months of rent, plus operating and other costs.

On July 3, 2017, the Company declared a common dividend of $0.16 per share to be paid September 15, 2017 to common shareholders of record as of the close of business on August 15, 2017.

On July 3, 2017, the Company declared a preferred dividend of $0.3828125 per share to be paid September 15, 2017 to Series C preferred shareholders of record as of the close of business on August 15, 2017.

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

The Company operates as a real estate investment trust (REIT). The Company seeks to invest in well-located, modern single-tenant industrial buildings leased primarily to investment grade tenants or their subsidiaries on long-term net leases. During the nine months ended June 30, 2017, the Company purchased seven net-leased industrial properties, located in Hamburg (Buffalo), NY; Ft. Myers, FL; Walker (Grand Rapids), MI; Mesquite (Dallas), TX; Aiken (Augusta, GA), SC; Homestead (Miami), FL and Oklahoma City, OK totaling approximately 1,911,000 square feet, for approximately $208,124,000. In connection with the seven properties acquired during the nine months ended June 30, 2017, the Company entered into six, fifteen year, fully-amortizing mortgage loans and one twelve year, fully-amortizing loan. The seven mortgage loans originally totaled $137,925,000 with an original weighted average loan maturity of 14.9 years and a weighted average interest rate of 3.84%. As of June 30, 2017, the Company owned 105 properties with total square footage of approximately 17,917,000. These properties are located in 30 states. As of the quarter ended June 30, 2017, the Company’s weighted average lease maturity was approximately 7.8 years, its occupancy rate was 99.8% and its annualized average base rent per occupied square foot was $5.91. As of June 30, 2017, the weighted average building age, based on the square footage of the Company’s buildings, was 9.4 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $100,495,810, were $1,373,574,748 as of June 30, 2017.

Subsequent to quarter end, on August 3, 2017, the Company purchased a newly constructed 354,482 square foot industrial building located in the Charlotte, NC Metropolitan Statistical Area (MSA) for $40,598,446.

The Company’s revenue primarily consists of Rental and Reimbursement Revenue from the ownership of industrial rental properties. Net Operating Income (NOI) from property operations is defined as Net Income Attributable to Common Shareholders plus Redemption of Preferred Stock, Preferred Dividends, General & Administrative Expenses, Acquisitions Costs, Depreciation, Amortization of Capitalized Lease Costs & Intangible Assets and Interest Expense, including Amortization of Financing Costs, less Dividend and Interest Income and Gain on Sale of Securities Transactions. The components of NOI are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. NOI from property operations increased $3,536,994, or 17%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased $11,841,556, or 20%, for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016. These increases were due to the additional income related to eight industrial properties purchased during fiscal 2016 and seven industrial properties purchased during the nine months ended June 30, 2017.

The Company’s NOI for the three and nine months ended June 30, 2017 and 2016 is calculated as follows:

	Three Months Ended		Nine Months Ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Net Income Attributable to Common Shareholders	$5,217,411	$6,079,537	$16,216,147	$15,846,623
Plus: Redemption of Preferred Stock	2,467,165	-0-	2,467,165	-0-
Plus: Preferred Dividends	4,045,787	2,151,758	11,325,583	6,455,274
Plus: General & Administrative Expenses	1,786,852	1,542,432	5,307,853	5,099,841
Plus: Acquisition Costs	-0-	135,358	178,526	545,955
Plus: Depreciation	7,318,258	6,096,880	21,449,830	17,478,374
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	451,823	445,404	1,327,376	1,418,375
Less: Dividend and Interest Income	(1,899,320)	(1,486,134)	(4,630,653)	(4,050,455)
Less: Gain on Sale of Securities Transactions	(1,487,836)	(272,067)	(2,293,944)	(1,159,409)
Plus: Interest Expense, including Amortization of Financing Costs	6,135,381	5,805,359	18,835,864	16,707,613
Net Operating Income- NOI	$24,035,521	$20,498,527	$70,183,747	$58,342,191

The components of the Company’s NOI for the three and nine months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Rental Revenue	$24,400,237	$20,789,914	$71,291,923	$59,465,701
Reimbursement Revenue	4,208,859	3,324,085	11,806,975	9,874,498
Total Rental and Reimbursement Revenue	28,609,096	24,113,999	83,098,898	69,340,199
Real Estate Taxes	(3,520,322)	(2,633,706)	(9,279,165)	(7,681,519)
Operating Expense	(1,053,253)	(981,766)	(3,635,986)	(3,316,489)
Net Operating Income- NOI	$24,035,521	$20,498,527	$70,183,747	$58,342,191

Acquisitions

On October 17, 2016, the Company purchased a newly constructed 338,584 square foot industrial building located in Hamburg, NY, which is in the Buffalo MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through March 2031. The purchase price was $35,100,000. The Company obtained a 15 year fully-amortizing mortgage loan of $23,500,000 at a fixed interest rate of 4.03%. Annual rental revenue over the remaining term of the lease averages approximately $2,309,000.

On December 30, 2016, the Company purchased a newly constructed 213,672 square foot industrial building located in Ft. Myers, FL. The building is 100% net-leased to FedEx Ground Package System, Inc. for 10 years through September 2026. The purchase price was $21,001,538. The Company obtained a 15 year fully-amortizing mortgage loan of $14,500,000 at a fixed interest rate of 3.97%. Annual rental revenue over the remaining term of the lease averages approximately $1,365,000.

On April 5, 2017, the Company purchased a newly constructed 343,483 square foot industrial building located in Walker, MI, which is in the Grand Rapids MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through January 2032. The purchase price was $32,120,000. The Company obtained a 15 year fully-amortizing mortgage loan of $20,875,000 at a fixed interest rate of 3.86%. Annual rental revenue over the remaining term of the lease averages approximately $2,102,000.

On June 23, 2017, the Company purchased a newly constructed 351,874 square foot industrial building located in Mesquite, TX, which is in the Dallas MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through March 2032. The purchase price was $50,621,072. The Company obtained a 15 year fully-amortizing mortgage loan of $32,900,000 at a fixed interest rate of 3.60%. Annual rental revenue over the remaining term of the lease averages approximately $3,194,000.

On June 27, 2017, the Company purchased a newly constructed 315,560 square foot industrial building located in Aiken, SC, which is in the Augusta, GA MSA. The building is 100% net-leased to Autoneum North America, Inc. for 15 years through April 2032. The purchase price was $21,933,000. The Company obtained a 15 year fully-amortizing mortgage loan of $15,350,000 at a fixed interest rate of 4.20%. Annual rental revenue over the remaining term of the lease averages approximately $1,700,000.

On June 28, 2017, the Company purchased a newly-constructed 237,756 square foot industrial building located in Homestead, FL, which is in the Miami MSA. The building is 100% net leased to FedEx Ground Package System, Inc. for 15 years through March 2032. The purchase price was $38,347,933. The Company obtained a 15 year fully-amortizing mortgage loan of $24,800,000 at a fixed interest rate of 3.60%. Annual rental revenue over the remaining term of the lease averages approximately $2,282,000.

On June 29, 2017, the Company purchased a newly constructed 110,361 square foot industrial building located in Oklahoma City, OK. The building is 100% net-leased to Bunzl Distribution Oklahoma, Inc. for seven years through August 2024. The purchase price was $9,000,000. The Company obtained a 12 year fully-amortizing mortgage loan of $6,000,000 at a fixed interest rate of 4.125%. Annual rental revenue over the remaining term of the lease averages approximately $721,000.

Subsequent to the quarter end, on August 3, 2017, the Company purchased a newly constructed 354,482 square foot industrial building located in Concord, NC which is in the Charlotte MSA. The building is 100% net leased to FedEx Ground Package System, Inc. for 15 years through May 2032. The purchase price was $40,598,446. The Company obtained a 15 year fully-amortizing mortgage loan of $26,184,000 at a fixed interest rate of 3.80%. Annual rental revenue over the remaining term of the lease averages approximately $2,537,000.

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

Commitments

In addition to the property purchased subsequent to the quarter end, as described previously, the Company has entered into agreements to purchase four new build-to-suit, industrial buildings that are currently being developed in Florida, Ohio and South Carolina, totaling approximately 1,039,000 square feet with net-leased terms ranging from 10 to 15 years, resulting in a weighted average lease maturity of 10.6 years. The aggregate purchase price for the four properties is approximately $88,676,000. Two of the four purchase commitments consisting of approximately 420,300 square feet, or 40%, are leased to investment grade tenants. Approximately 121,800 square feet, or 12%, is leased to FDX. Subject to satisfactory due diligence, we anticipate closing these four transactions during the remainder of fiscal 2017 and the first half of fiscal 2018. In connection with the four properties, the Company has entered into commitments to obtain three mortgage loans totaling approximately $38,300,000 at fixed rates ranging from 4.17% to 4.45%, with a weighted average interest rate of 4.28%. All three of these mortgage loans are 15 year, fully-amortizing loans.

The Company currently has parking lot expansions in progress on two properties that are being leased to FedEx Ground Package System, Inc. located in Ft. Myers, FL and Indianapolis, IN. The expansion costs are expected to be approximately $2,661,000. Upon completion, annualized rent will be increased by approximately $237,000 from approximately $2,898,000 to approximately $3,135,000 and will provide for a new lease extension, for each property being expanded, of 10 years from the date of completion.

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

As a result of adopting Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (ASU 2017-01) prospectively as of April 1, 2017, as permitted under the standard, effective April 1, 2017 we no longer account for our property acquisitions as business combinations and instead we account for our property acquisitions as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized to real estate investments as part of the purchase price as opposed to being expensed as Acquisition Costs under the previous accounting treatment for business combinations.

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes that except for the adoption of ASU 2017-01, as described above, there have been no other material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for fiscal year ended September 30, 2016.

Changes in Results of Operations

As of June 30, 2017, the Company owned 105 properties with total square footage of approximately 17,917,000, as compared to 97 properties with total square footage of approximately 15,124,000, as of June 30, 2016, representing an increase in square footage of 18%. At quarter end, the Company’s weighted average lease expiration term was approximately 7.8 years as compared to 7.1 years at the end of the prior year period. The Company’s occupancy rate was 99.8% as of June 30, 2017 as compared to 99.6% as of June 30, 2016, representing an increase of 20 basis points. The Company’s weighted average building age was 9.4 years as of June 30, 2017 as compared to 10.0 years as of June 30, 2016.

Fiscal 2017 Renewals

In fiscal 2017, approximately 9% of our gross leasable area, representing 13 leases totaling 1,539,526 square feet, were set to expire. As of the date of this quarterly report, 10 of the 13 leases have renewed. One of the 10 leases (which is with FedEx Ground Package System, Inc. for a property located in Ft. Myers, FL), has renewed for only eight months because the tenant has moved its operations from our 87,500 square foot facility to our newly constructed facility, which is also located in Ft. Myers, FL. As discussed above, on December 30, 2016, we purchased this newly constructed 213,672 square foot industrial building which is leased for 10 years through September 2026. Excluding the eight-month lease renewal at the original Ft. Myers, FL location, the nine leases that have renewed thus far represent 1,272,030 square feet, or 83% of the expiring square footage, and have a weighted average lease term of 6.5 years.

We have incurred or we expect to incur tenant improvement costs of approximately $2,961,000 and leasing costs of approximately $1,197,000 in connection with these nine lease renewals. The table below summarizes the lease terms of the nine leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commissions Cost PSF over Renewal Term (1)

Ft. Myers, FL	FedEx Ground	87,500	$4.95	$4.95	10/31/16	$4.95	$4.95	6/30/17	0.7	$-0-	$-0-

Griffin, GA	Caterpillar	218,120	$5.36	$5.36	11/30/16	$5.36	$5.36	11/30/17	1.0	$-0-	$0.11
Elgin, IL	Joseph T. Ryerson	89,052	5.68	5.68	1/31/17	5.68	5.68	1/31/20	3.0	0.17	0.17
Newington, CT	Kellogg Sales Co.	54,812	6.00	6.00	2/28/17	6.00	6.00	2/29/20	3.0	0.30	0.24
Schaumburg, IL	FedEx Express	73,500	6.88	7.00	3/31/17	6.50	6.50	3/31/27	10.0	0.24	0.13
Tolleson, AZ	Western Container	283,358	4.33	4.59	4/30/17	4.78	4.33	4/30/27	10.0	0.58	0.14
Wheeling, IL	FedEx Ground	123,000	11.26	11.26	5/31/17	10.34	10.34	5/31/27	10.0	0.41	0.21
Punta Gorda, FL	FedEx Corp.	34,624	8.78	8.78	6/30/17	8.21	8.21	6/30/27	10.0	0.08	0.16
Cudahy, WI	FedEx Ground	139,564	6.45	6.45	6/30/17	5.92	5.92	6/30/27	10.0	0.36	0.12
St. Joseph, MO	Woodstream Corp.	256,000	3.50	3.50	9/30/17	3.57	3.50	9/30/21	4.0	0.01	0.11
	Total (2)	1,272,030

Weighted Average (2)			$5.68	$5.74		$5.61	$5.49		6.5	$0.36	$0.15

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.
(2)	Total and Weighted Average amounts exclude the Ft. Myers, FL property.

Excluding the eight-month lease renewal at the original Ft. Myers, FL location, representing 5.7% of the space coming up for renewal in fiscal 2017, the remaining nine lease renewals result in a weighted average term of 6.5 years and a U.S. GAAP straight-line weighted average lease rate of $5.61 per square foot. The renewed weighted average initial cash rent per square foot is $5.49. This compares to the former weighted average rent of $5.68 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $5.74 per square foot, representing a decrease in the weighted average lease rate of 1.2% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 4.4% on a cash basis.

Of the three remaining leases that are set to expire, we have been informed by one tenant that they will not be renewing. This tenant leased our 36,270 square feet facility in Urbandale, IA through May 31, 2017. This facility represents 2% of the space that was up for renewal in fiscal 2017. In July 2017, we entered into a 10.2 year lease agreement with FBM Gypsum Supply of Illinois, LLC through December 31, 2027 for this 36,270 square foot building located in Urbandale, IA. The new lease is expected to commence on November 1, 2017, with two months of free rent, after which initial annual rent of $159,588, representing $4.40 per square foot, will commence, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of $171,880, representing $4.74 per square foot over the life of the lease. This compares to the former average straight-lined rent of $3.56 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $3.88 per square foot, representing an increase in the average lease rate of 33.2% on a U.S. GAAP straight-line basis and an increase in the lease rate of 13.4% on a cash basis. The tenant will have a one-time early termination option that may be exercised after December 31, 2025, provided that the tenant provides us with six months of notice and pays a termination fee equal to three months of rent, plus operating and other costs.

The remaining two leases that are still set to expire during fiscal 2017 are currently under discussion.

Rental Revenue increased $3,610,323, or 17%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Rental Revenue increased $11,826,222, or 20%, for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016. These increases were primarily due to the acquisition of two properties purchased during the last quarter of fiscal 2016 and the seven properties purchased during the first nine months of fiscal 2017 as well as the 20 basis point increase in the Company’s occupancy rate from 99.6% as of June 30, 2016 to 99.8% as of June 30, 2017.

Our single-tenant properties are subject to net leases which require the tenants to reimburse us for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. For the three months ended June 30, 2017 compared to the three months ended June 30, 2016, Reimbursement Revenue increased $884,774, or 27%, Real Estate Tax Expense increased $886,616, or 34%, and Operating Expenses increased $71,487, or 7%. For the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016, Reimbursement Revenue increased $1,932,477, or 20%, Real Estate Tax Expense increased $1,597,646, or 21%, and Operating Expenses increased $319,497, or 10%. These increases in Reimbursement Revenue, Real Estate Taxes and Operating Expenses for the three and nine months ended June 30, 2017 were primarily due to our newly acquired properties. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the three months ended June 30, 2017 and 2016 remain in line at 92% for each period and Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the nine months ended June 30, 2017 and 2016 remain in line at 91% and 90%, respectively.

General and Administrative Expenses increased $244,420, or 16%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This increase was primarily due to an increase in professional fees. General and Administrative Expenses increased $208,012, or 4%, for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016. General and Administrative Expenses, as a percentage of gross revenue, (which includes Rental Revenue, Reimbursement Revenue and Dividend and Interest Income), are 5.9% for the three months ended June 30, 2017 as compared to 6.0% for the three months ended June 30, 2016 and are 6.1% for the nine months ended June 30, 2017 as compared to 6.9% for the nine months ended June 30, 2016. General and Administrative Expenses, as a percentage of undepreciated assets (which is the Company’s total assets excluding accumulated depreciation) are 35 basis points and 51 basis points for the nine months ended June 30, 2017 and 2016, respectively.

Acquisition Costs amounted to $-0- and $135,358 for the three months ended June 30, 2017 and 2016, respectively. Acquisition Costs amounted to $178,526 and $545,955 for the nine months ended June 30, 2017, and 2016, respectively. As a result of adopting ASU 2017-01, prospectively as of April 1, 2017, as permitted under the standard, effective April 1, 2017 we no longer account for our property acquisitions as business combinations and instead we account for our property acquisitions as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized to real estate investments as part of the purchase price as opposed to being expensed as Acquisition Costs under the previous accounting treatment for business combinations. Therefore, as of April 1, 2017, we no longer incur Acquisition Costs.

The Company recognized a Gain on Sale of Securities Transactions of $1,487,836 and $272,067 for the three months ended June 30, 2017 and 2016, respectively, and recognized a Gain on Sale of Securities Transactions of $2,293,944 and $1,159,409 for the nine months ended June 30, 2017 and 2016, respectively. In addition, the Company’s unrealized holding gains on its investment in securities decreased from an unrealized gain of $12,942,267 as of September 30, 2016 to an unrealized gain of $8,765,134 as of June 30, 2017, resulting in a decrease for the nine months ended June 30, 2017 of $4,177,133. The Company recognized dividend income on its investment in securities of $1,896,029 and $1,481,197 for the three months ended June 30, 2017 and 2016, respectively, representing an increase of 28%. The Company recognized dividend income on its investment in securities of $4,622,836 and $4,044,920 for the nine months ended June 30, 2017 and 2016, respectively, representing an increase of 14%. These increases are due to a higher average carrying value of the REIT securities portfolio during the current nine month period compared to the prior year nine month period. The REIT securities portfolio’s weighted average yield for nine months ended June 30, 2017 was approximately 7.1% as compared to 8.4% for the nine months ended June 30, 2016.

Interest Expense, including Amortization of Financing Costs, increased $330,022, or 6%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Interest Expense, including Amortization of Financing Costs, increased $2,128,251, or 13%, for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016. This increase is primarily due to an increase in the average balance of Fixed Rate Mortgage Notes Payable due to the newly acquired properties purchased since July 1, 2016. The Fixed Rate Mortgage Notes Payable balance increased $121,383,638 or 28% from June 30, 2016 to June 30, 2017. This increase was partially offset by a decrease of 40 basis points in the weighted average interest rate of the Fixed Rate Mortgage Notes Payable, which decreased from 4.61% at June 30, 2016 to 4.21% at June 30, 2017.

Changes in Financial Condition

The Company generated Net Cash from Operating Activities of $50,191,019 and $43,346,646 for the nine months ended June 30, 2017 and 2016, respectively.

Net Real Estate Investments increased $181,864,561 from September 30, 2016 to June 30, 2017. This increase was mainly due to the purchase of seven net-leased industrial properties, located in Hamburg (Buffalo), NY; Ft. Myers, FL; Walker (Grand Rapids), MI; Mesquite (Dallas), TX; Aiken (Augusta, GA), SC; Homestead (Miami), FL and Oklahoma City, OK, totaling approximately 1,911,000 square feet, for approximately $208,124,000, of which approximately $204,827,000 was allocated to Net Real Estate Investments. The increase was partially offset by Depreciation Expense for the nine months ended June 30, 2017 of $21,449,830.

Securities Available for Sale increased $26,890,916 from September 30, 2016 to June 30, 2017. The increase was due to the purchase of securities totaling $39,467,317, offset by the sale of securities with a cost basis of $8,399,268, which resulted in realized gains totaling $2,293,944 and by a net decrease in Unrealized Holding Gains of $4,177,133.

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs (Mortgage Notes Payable) increased $77,010,946 from September 30, 2016 to June 30, 2017. The increase was mostly due to the origination of seven fixed rate mortgages totaling $137,925,000 obtained in connection with the acquisitions of seven industrial properties purchased in the first three quarters of fiscal 2017. These seven mortgage loans have an original weighted average loan maturity of 14.9 years and a weighted average interest rate of 3.84%. Details on these seven fixed rate mortgages are as follows:

Property	Mortgage amount	Maturity Date	Interest Rate
Hamburg (Buffalo), NY	$23,500,000	11/1/2031	4.03%
Ft. Myers, FL	14,500,000	1/1/2032	3.97%
Walker (Grand Rapids), MI	20,875,000	5/1/2032	3.86%
Mesquite (Dallas), TX	32,900,000	7/1/2032	3.60%
Aiken (Augusta, GA), SC	15,350,000	7/1/2032	4.20%
Homestead (Miami), FL	24,800,000	7/1/2032	3.60%
Oklahoma City, OK	6,000,000	7/1/2029	4.125%

The increase in Mortgage Notes Payable was also partially due to the amortization of financing costs associated with the Mortgage Notes Payable of approximately $670,000. This increase was partially offset by scheduled payments of principal of approximately $59,937,000, which includes the full repayment of the Company’s 15 mortgages associated with 14 properties located in Jacksonville, FL; El Paso, TX; Lebanon (Cincinnati), OH; Halfmoon (Albany), NY; Bedford Heights (Cleveland), OH; Hanahan (Charleston), SC; Elgin (Chicago), IL; Kansas City, MO; Chattanooga, TN; Roanoke, VA; Orion, MI; Edwardsville, KS; Punta Gorda, FL; and Cheektowaga (Buffalo), NY, totaling approximately $35,266,000. In addition, the increase in Mortgage Notes Payable was partially offset by the addition of deferred financing costs of approximately $1,648,000, of which approximately $1,605,000 is associated with the seven mortgages obtained in connection with the acquisitions of the seven industrial properties purchased in the first nine months of fiscal 2017.

Excluding Debt Issuance Costs, the weighted average interest rate on the Fixed Rate Mortgage Notes Payable decreased by 40 basis points from the prior year quarter from 4.61% at June 30, 2016 to 4.21% at June 30, 2017.

The Company is scheduled to repay a total of approximately $49,002,000 in mortgage principal payments over the next 12 months. The Company intends to make these principal payments from the funds generated from Cash from Operations, the DRIP, the At-The-Market Preferred Equity Program (ATM Preferred Stock Program) and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $50,191,019 and $43,346,646 for the nine months ended June 30, 2017 and 2016, respectively. Dividends paid on common stock for the nine months ended June 30, 2017 and 2016 were $34,311,041 and $31,114,788, respectively, (of which $7,229,654 and $6,326,691, respectively, were reinvested). The Company pays dividends from cash generated from operations.

As of June 30, 2017, the Company held $100,495,810 in marketable REIT securities, representing 6.6% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, the Company may borrow up to 50% of the value of the marketable securities. As of June 30, 2017, the Company had borrowings of $12,094,940 under its margin line, bearing interest at 2.05%. The marketable REIT securities portfolio provides the Company with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of June 30, 2017, the Company had net Unrealized Holding Gains on its portfolio of $8,765,134 as compared to net Unrealized Holding Gains of $12,942,267 as of September 30, 2016, representing a decrease of $4,177,133. The Company recognized a Gain on Sale of Securities Transactions of $1,487,836 and $272,067 for the three months ended June 30, 2017 and 2016, respectively, and recognized a Gain on Sale of Securities Transactions of $2,293,944 and $1,159,409 for the nine months ended June 30, 2017 and 2016, respectively. The Company recognized dividend income on its investment in securities of $1,896,029 and $1,481,197 for the three months ended June 30, 2017 and 2016, respectively, representing an increase of 28%, and $4,622,836 and $4,044,920 for the nine months ended June 30, 2017 and 2016, respectively, representing an increase of 14%. The dividends received from the Company’s investments, which yielded approximately 7.1% for the nine months ended June 30, 2017, continue to meet our expectations.

As of June 30, 2017, the Company owned 105 properties, of which 57 carried mortgage loans with outstanding principal balances totaling $561,736,464. The 48 unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s unsecured line of credit facility (the Facility) limit the amount of unencumbered properties that can be mortgaged. As of June 30, 2017, the Company has drawn down $110,000,000 on the Facility, which had an interest rate of 2.54%. The Facility has an additional $100,000,000 accordion feature, which brings the total potential availability up to $300,000,000. The Facility matures September 2020, with a one-year extension at the Company’s option.

As of June 30, 2017, the Company had total assets of $1,351,618,012 and liabilities of $693,371,837. The Company’s net debt (net of unamortized debt issuance costs and net of cash and cash equivalents) to total market capitalization as of June 30, 2017 was approximately 33% and the Company’s net debt, less marketable securities (net of unamortized debt issuance costs, net of cash and cash equivalents and net of marketable securities) to total market capitalization as of June 30, 2017 was approximately 28%. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

On March 9, 2017, the Company issued an additional 3,000,000 shares of its 6.125% Series C Preferred Stock, liquidation preference of $25.00 per share, at a public offering price of $24.50 per share, for gross proceeds of $73,500,000 before deducting the underwriting discount and offering expenses. Net proceeds from the offering, after deducting underwriting discounts and other offering expenses were approximately $71,003,000. The Company used the net proceeds from this offering to redeem all of the outstanding shares of its 7.875% Series B Preferred Stock, as discussed below. The remaining proceeds were used to purchase properties in the ordinary course of business and for general corporate purposes. Prior to the issuance of the additional 3,000,000 shares of the 6.125% Series C Preferred Stock on March 9, 2017, the Company had 5,400,000 shares of the 6.125% Series C Preferred Stock issued and outstanding. As of June 30, 2017, 8,400,000 shares of the 6.125% Series C Preferred Stock were issued and outstanding.

On June 29, 2017, the Company entered into an ATM Preferred Stock Program with FBR Capital Markets & Co. in which the Company may, from time to time, offer and sell additional shares of its 6.125% Series C Preferred Stock, with a liquidation preference of $25.00 per share, having an aggregate sales price of up to $100,000,000. The Company began selling shares through the ATM Preferred Stock Program on July 3, 2017. Therefore, as of June 30, 2017, no shares were sold under the ATM Preferred Stock Program. Subsequent to the quarter end, through July 25, 2017, the Company sold 627,867 shares under its ATM Preferred Stock Program at a weighted average price of $25.44 per share, and realized net proceeds, after offering expenses, of approximately $15,628,000.

The Company raised $66,340,821 (including dividend reinvestments of $7,229,654) from the issuance of 4,903,189 shares of common stock under the DRIP during the nine months ended June 30, 2017. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 78,242 common shares for a total cost of $1,071,805, or a weighted average cost of $13.70 per share. During the nine months ended June 30, 2017, the Company paid $34,311,041 in total cash dividends, or $0.16 per share to common shareholders, of which $7,229,654 was reinvested in the DRIP. On July 3, 2017, the Company declared a dividend of $0.16 per common share to be paid on September 15, 2017 to common shareholders of record as of the close of business on August 15, 2017.

The Company redeemed all of the outstanding shares of its 7.625% Series A Preferred Stock on October 14, 2016 at a redemption price of $25.00 per share, totaling $53,493,750, plus all dividends accrued and unpaid to and including, the redemption date, in an amount equal to $0.23299 per share, totaling $498,540, for a total cash payment of $25.23299 per share, totaling $53,992,290.

The Company redeemed all of the outstanding shares of its 7.875% Series B Preferred Stock on June 7, 2017 at a redemption price of $25.00 per share, totaling $57,500,000, plus accumulated and unpaid dividends for the period from June 1, 2017 to, but not including, the redemption date, in an amount equal to $0.0328125, totaling $75,469, for a total cash payment of $25.0328125 per share, totaling $57,575,469. The Company recognized a preferred share redemption charge of approximately $2,467,000 related to the original issuance costs. During the nine months ended June 30, 2017, the Company paid $3,471,566 in Preferred Dividends, or $1.509375 per share, on its then outstanding 7.875% Series B Preferred Stock.

During the nine months ended June 30, 2017, the Company paid $7,074,383 in Preferred Dividends, or $1.0973965 per share, on its outstanding 6.125% Series C Preferred Stock for the period September 13, 2016 through May 31, 2017. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. On July 3, 2017, the Company declared a dividend of $0.3828125 per share to be paid September 15, 2017 to the 6.125% Series C Preferred shareholders of record as of the close of business on August 15, 2017.

The Company uses a variety of sources to fund its cash needs in addition to cash generated from operations. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured line of credit facility or securities margin loans, refinance debt, or raise capital through the DRIP, the ATM Preferred Stock Program or capital markets.

The Company has been raising capital through its DRIP, the ATM Preferred Stock Program, mortgage loans, draws on its unsecured line of credit, sale of marketable securities and funds generated from its investments in net-leased industrial properties, as well as the issuance of additional shares of 6.125% Series C Preferred Stock. The Company may raise capital through registered direct placements and public offerings of common and preferred stock. The Company believes that funds generated from operations, from the DRIP and from the ATM Preferred Stock Program, its ability to finance and refinance its properties, and its availability under its unsecured line of credit will provide sufficient funds to adequately meet its obligations over the next year.

The Company has a concentration of FDX and FDX subsidiary-leased properties, consisting of 58 separate stand-alone leases covering approximately 9,124,000 square feet as of June 30, 2017 and 51 separate stand-alone leases covering approximately 6,944,000 square feet as of June 30, 2016. The 58 separate stand-alone leases that are leased to FDX and FDX subsidiaries have a weighted average lease maturity of 8.4 years. The percentage of FDX and its subsidiaries leased square footage to the total of the Company’s rental space was 51% (8% to FDX and 43% to FDX subsidiaries) as of June 30, 2017 and 46% (6% to FDX and 40% to FDX subsidiaries) as of June 30, 2016. As of June 30, 2017, the only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries and Milwaukee Electric Tool Corporation, which leases one property through July 2028 consisting of approximately 862,000 square feet, which was approximately 5% of the Company’s rental space. As of June 30, 2016, no other tenant, other than FDX and its subsidiaries, accounted for 5% or more of the Company’s total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 60% (7% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2017 and was 56% (7% to FDX and 49% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2016. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement Revenue for the nine months ended June 30, 2017 and 2016.

FDX is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov. FDX is rated “BBB” by S&P Global Ratings (www.standardandpoors.com) and is rated “Baa2” by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include or incorporate by reference into this report the information of FDX, S&P Global Ratings or Moody’s on such websites.

In addition to real estate property holdings, the Company held $100,495,810 in marketable REIT securities at June 30, 2017, representing 6.6% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance the Company’s diversification. The securities portfolio provides the Company with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

In addition to the property purchased subsequent to the quarter end, as described previously, the Company has entered into agreements to purchase four new build-to-suit, industrial buildings that are currently being developed in Florida, Ohio and South Carolina, totaling approximately 1,039,000 square feet with net-leased terms ranging from 10 to 15 years, resulting in a weighted average lease maturity of 10.6 years. The aggregate purchase price for the four properties is approximately $88,676,000. Two of the four purchase commitments consisting of approximately 420,300 square feet, or 40%, are leased to investment grade tenants. Approximately 121,800 square feet, or 12%, is leased to FDX. Subject to satisfactory due diligence, we anticipate closing these four transactions during the remainder of fiscal 2017 and the first half of fiscal 2018. In connection with the four properties, the Company has entered into commitments to obtain three mortgage loans totaling approximately $38,300,000 at fixed rates ranging from 4.17% to 4.45%, with a weighted average interest rate of 4.28%. All three of these mortgage loans are 15 year, fully-amortizing loans.

The Company currently has parking lot expansions in progress on two properties that are being leased to FedEx Ground Package System, Inc. located in Ft. Myers, FL and Indianapolis, IN. The expansion costs are expected to be approximately $2,661,000. Upon completion, annualized rent will be increased by approximately $237,000 from approximately $2,898,000 to approximately $3,135,000 and will provide for a new lease extension, for each property being expanded, of ten years from the date of completion.

The Company intends to acquire additional net-leased industrial properties on long-term leases, primarily to investment grade tenants or their subsidiaries, and when needed, expand its current properties. The funds may come from free cash flow from operations, mortgage loans, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, proceeds from the ATM Preferred Stock Program, private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements.

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

The following is a reconciliation of the Company’s U.S. GAAP Net Income to the Company’s FFO, Core FFO and AFFO for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Net Income Attributable to Common Shareholders	$5,217,411	$6,079,537	$16,216,147	$15,846,623
Plus: Depreciation Expense (excluding Corporate Office Capitalized Costs)	7,278,976	6,066,012	21,332,662	17,390,417
Plus: Amortization of Intangible Assets	262,325	272,009	771,145	915,208
Plus: Amortization of Capitalized Lease Costs	214,990	198,887	632,707	579,643
Plus: Loss on Sale of Real Estate Investment	-0-	-0-	95,336	-0-
FFO Attributable to Common Shareholders	12,973,702	12,616,445	39,047,997	34,731,891
Plus: Acquisition Costs	-0-	135,358	178,526	545,955
Plus: Redemption of Preferred Stock	2,467,165	-0-	2,467,165	-0-
Core FFO Attributable to Common Shareholders	15,440,867	12,751,803	41,693,688	35,277,846
Plus: Stock Compensation Expense	174,709	99,760	441,054	306,688
Plus: Depreciation of Corporate Office Capitalized Costs	39,282	30,868	117,167	87,957
Plus: Amortization of Financing Costs	283,573	240,463	949,470	713,501
Plus: Non-recurring other expense	-0-	100,000	-0-	500,000
Less: Gain on Sale of Securities Transactions	(1,487,836)	(272,067)	(2,293,944)	(1,159,409)
Less: Effect of Non-cash U.S. GAAP Straight-line Rent Adjustment	(294,936)	(350,217)	(924,792)	(1,172,053)
Less: Recurring Capital Expenditures	(195,186)	(169,492)	(571,988)	(653,544)
AFFO Attributable to Common Shareholders	$13,960,473	$12,431,118	$39,410,655	$33,900,986

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the nine months ended June 30, 2017 and 2016:

	Nine Months Ended
	6/30/2017	6/30/2016

Operating Activities	$50,191,019	$43,346,646
Investing Activities	(232,827,215)	(169,804,819)
Financing Activities	98,636,685	121,271,222

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to June 30, 2017 (the date of this Quarterly Report on Form 10-Q).

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

Changes In Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.	Other Information.

(a)	Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None

(b)	Material Changes to the Procedures by which Security Holders may Recommend Nominees to Board of Directors – None

Item 6.	Exhibits

10.1	Form of Stock Option Award Agreement.

10.2	Form of Restricted Stock Award Agreement.

31.1	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

MONMOUTH REAL ESTATE
INVESTMENT CORPORATION

Date:	August 9, 2017	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	August 9, 2017	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

