Form 10-K
period 2017-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2017-11-29
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X] Yes [No]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at March 31, 2017 was approximately $980,786,000 (based on the $14.27 closing price per share of common stock on March 31, 2017).

There were 76,568,948 shares of common stock outstanding as of November 15, 2017.

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

At September 30, 2017, the Company held investments in 108 properties totaling approximately 18,790,000 square feet with an occupancy rate of 99.3% (See Item 2 for a detailed description of the properties). These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. All of these properties are wholly-owned with the exception of the two properties in New Jersey in which the Company owns a majority interest. All properties in which the Company has investments are leased on a net basis except an industrial park in Monaca (Pittsburgh), Pennsylvania and the shopping center located in Somerset, New Jersey.

During fiscal 2017, the Company purchased 10 industrial properties totaling approximately 2,784,000 square feet with net-leased terms ranging from seven to fifteen years resulting in a weighted average lease maturity of 13.4 years. Approximately 1,840,000 square feet, or 66%, is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation (FDX). The aggregate purchase price for the 10 properties was approximately $286,521,000 and they are located in Florida, Michigan, North Carolina, New York, Ohio, Oklahoma, South Carolina and Texas. These 10 properties generate annualized rental income over the life of their leases of approximately $18,953,000. In connection with the 10 properties acquired during the 2017 fiscal year, the Company entered into nine, fifteen-year, fully-amortizing mortgage loans and one twelve-year, fully-amortizing loan. The 10 mortgage loans originally totaled $188,809,000 with an original weighted average loan maturity of 14.9 years and a weighted average interest rate of 3.90%.

Subsequent to fiscal yearend, on October 2, 2017, the Company’s Board of Directors approved a 6.25% increase in the Company’s quarterly common stock dividend, raising it to $0.17 per share from $0.16 per share. This represents an annualized dividend rate of $0.68 per share. The Company has maintained or increased its cash dividend for 26 consecutive years.

Subsequent to fiscal yearend, on November 2, 2017, the Company purchased a newly constructed 121,683 square foot industrial building, situated on 16.2 acres, located in Charleston, SC. The building is 100% net-leased to FDX for 15 years through August 2032. The purchase price was $21,872,170. The Company obtained a 15 year fully-amortizing mortgage loan of $14,200,000 at a fixed interest rate of 4.23%. Annual rental revenue over the remaining term of the lease averages approximately $1,312,000.

Subsequent to fiscal yearend, on November 1, 2017, the Company leased its previously vacant 36,270 square foot facility located in Urbandale (Des Moines), IA for 10.2 years.

The industrial properties purchased, leased and expanded during fiscal 2018 to date increased our current total leasable square feet to approximately 18,912,000 and increased our occupancy rate to 99.5%.

In addition to the property purchased subsequent to the fiscal yearend, as described above, the Company has entered into agreements to purchase three new build-to-suit, industrial buildings that are currently being developed in Florida, Georgia and Oklahoma, consisting of approximately 1,531,000 square feet, with net-leased terms of 10 years each. The purchase price for these properties is approximately $117,437,000. Approximately 1,132,000 square feet, or 74%, is leased to an investment grade tenant or its subsidiary. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions during fiscal 2018. In connection with the three properties, the Company has entered into commitments to obtain three mortgages totaling $72,400,000 at fixed rates ranging from 3.53% to 4.25%, with a weighted average interest rate of 3.75% and with a weighted average maturity of 13.2 years. The Company may make additional acquisitions in fiscal 2018 and fiscal 2019, and the funds for these acquisitions may come from funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), proceeds from the At-The-Market Preferred Equity Program (Preferred Stock ATM Program), and proceeds from private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

Currently, the Company derives its income primarily from real estate rental operations. Rental and Reimbursement Revenue (excluding Lease Termination Income in fiscal 2017, 2016 and 2015 of $-0-, $-0- and $238,625, respectively) was $113,545,982, $94,916,110 and $77,775,497 for the years ended September 30, 2017, 2016 and 2015, respectively. Total undepreciated assets (which is the Company’s total assets excluding accumulated depreciation) were $1,615,768,028 and $1,367,982,470 as of September 30, 2017 and 2016, respectively.

As of September 30, 2017, the Company had approximately 18,790,000 square feet of property, of which approximately 9,391,000 square feet, or 50%, consisting of 58 separate stand-alone leases, were leased to FDX and its subsidiaries (7% to FDX and 43% to FDX subsidiaries). These properties are located in 24 different states. As of September 30, 2017, the only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries and Milwaukee Electric Tool Corporation, which leased approximately 862,000 square feet, comprising approximately 5% of the Company’s rental space.

During fiscal 2017, the only tenant that accounted for 5% or more of the Company’s rental and reimbursement revenue was FDX (including its subsidiaries). The Company’s rental and reimbursement revenue from FDX and its subsidiaries for the fiscal years ended September 30, 2017, 2016 and 2015, respectively, totaled approximately $68,151,000, $52,793,000 and $41,954,000, or 60% (7% from FDX and 53% from FDX subsidiaries), 56% (7% from FDX and 49% from FDX subsidiaries) and 54% (8% from FDX and 46% from FDX subsidiaries), of total rent and reimbursement revenues.

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

In addition to real estate property holdings, the Company held $123,764,770 in marketable REIT securities at September 30, 2017, representing 7.7% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance the Company’s diversification. The securities portfolio provides the Company with additional diversification, liquidity, and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

The Company’s weighted-average lease expiration was 7.9 and 7.4 years as of September 30, 2017 and 2016, respectively, and its average annualized rent per occupied square foot as of September 30, 2017 and 2016 was $5.93 and $5.72, respectively. The Company’s occupancy rate as of September 30, 2017 and 2016 was 99.3% and 99.6%, respectively. Subsequent to fiscal yearend, on November 1, 2017, the Company leased its previously vacant 36,270 square foot facility located in Urbandale (Des Moines), IA for 10.2 years which increased our current occupancy rate to 99.5%. In addition, the Company is under contract to sell its only currently vacant building located in Ft. Myers, FL, for $6,400,000.

The Company competes with other investors in real estate for attractive investment opportunities. These investors include other equity real estate investment trusts, limited partnerships, syndications and private investors, among others. Competition in the market areas in which the Company operates is significant and affects the Company’s ability to acquire or expand properties, occupancy levels, rental rates, and operating expenses of certain properties. Management has built long-term relationships within the merchant builder community which have historically provided the Company with investment opportunities that fit the Company’s investment policy. The amount of new construction of industrial properties on the national level has been increasing the past five years following several years of historically low levels of new supply. These levels of new supply, although increasing, continue to be below historical norms. Driven to a large extent by the continued growth in ecommerce sales, demand for industrial space remains very strong, driving national occupancy rates to an all-time high of 95% currently. For further discussion of potential impact of competitive conditions on our business, see Item 1A: Risk Factors below.

The Company continues to invest in marketable securities of other REITs, which the Company generally limits to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). The Company’s investments in equity securities of other REITs provides the Company with additional diversification, liquidity, and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, the Company may borrow up to 50% of the value of the marketable securities, which was $123,764,770 as of September 30, 2017. As of September 30, 2017, the Company had borrowings of $10,091,417 under its margin line, bearing interest at 2.05%. As of September 30, 2016, there were no draws against the margin. The REIT securities portfolio, to the extent not pledged to secure borrowings, provides the Company with additional liquidity and additional income. Such securities are subject to risks arising from adverse changes in market rates and prices, primarily market price risk relating to equity securities and interest rate risk relating to debt securities. From time to time, the Company may use derivative instruments to mitigate interest rate risk, however, this has not occurred during any periods presented. At September 30, 2017 and 2016, the Company had $123,764,770 and $73,604,894, respectively, of securities available for sale. The unrealized net gain on securities available for sale at September 30, 2017 and 2016 was $6,570,565 and $12,942,267, respectively, resulting in a decrease for the fiscal year of $6,371,702. For the fiscal years ended September 30, 2017, 2016 and 2015, the Company’s net realized gains from the sale of securities were $2,311,714, $4,398,599 and $805,513, respectively.

The Company redeemed all of the 2,139,750 outstanding shares of the 7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (7.625% Series A Preferred Stock), on October 14, 2016, at a redemption price of $25.00 per share, totaling $53,493,750, plus all dividends, in the amount of $498,540, which were accrued and unpaid, up to and including the redemption date. The redemption price for the 7.625% Series A Preferred Stock, including its related accumulated and unpaid dividends, was paid with a portion of the net proceeds from the Company’s issuance on September 13, 2016 of 5,400,000 shares of its 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Preferred Stock) at an offering price and liquidation preference of $25.00 per share in an underwritten public offering. The Company recognized a deemed dividend of $2,942,149 on the Consolidated Statement of Income for the fiscal year ended September 30, 2016, which represents the difference between redemption value and carrying value net of original deferred issuance costs.

The Company redeemed all of the 2,300,000 outstanding shares of the 7.875% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (7.875% Series B Preferred Stock) on June 7, 2017, at a redemption price of $25.00 per share, totaling $57,500,000, plus accumulated and unpaid dividends for the period from June 1, 2017 up to and not including, the redemption date, in an amount equal to $0.0328125, totaling $75,469, for a total cash payment of $25.0328125 per share, totaling $57,575,469. The Company recognized a deemed dividend of $2,467,165 on the Consolidated Statement of Income for the fiscal year ended September 30, 2017, which represents the difference between redemption value and carrying value net of original deferred issuance costs.

On March 9, 2017, the Company issued an additional 3,000,000 shares of its 6.125% Series C Preferred Stock at a public offering price of $24.50 per share, for gross proceeds of $73,500,000 before deducting the underwriting discount and offering expenses. Net proceeds from the offering, after deducting underwriting discounts and other offering expenses, were approximately $71,003,000. On June 7, 2017, the Company used a portion of the net proceeds from this offering to redeem all of the outstanding shares of its 7.875% Series B Preferred Stock, including its related accumulated and unpaid dividends, as discussed above. The remaining proceeds were used to purchase properties in the ordinary course of business and for general corporate purposes.

On June 29, 2017, the Company entered into the Preferred Stock ATM Program with FBR Capital Markets & Co. in which the Company may, from time to time, offer and sell additional shares of its 6.125% Series C Preferred Stock, with a liquidation preference of $25.00 per share, having an aggregate sales price of up to $100,000,000. The Company began selling shares through the Preferred Stock ATM Program on July 3, 2017. As of September 30, 2017, the Company sold 1,439,445 shares under its Preferred Stock ATM Program at a weighted average price of $25.31 per share, and generated net proceeds, after offering expenses, of approximately $35,730,000.

As of September 30, 2017, 9,839,445 shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to fiscal yearend to date, the Company sold 820,290 shares under its Preferred Stock ATM Program at a weighted average price of $25.14 per share, and generated net proceeds, after offering expenses, of approximately $20,296,000.

Investment and Other Policies

The Company’s investment policy is to concentrate its investments in well-located, modern, single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. The Company’s strategy is to obtain a favorable yield spread between the income from the net-leased industrial properties and interest costs. In addition, management believes that investments in well-located, modern industrial properties provide a potential for long-term capital appreciation. There is the risk that, upon expiration of leases, the properties will become vacant or will be re-leased at lower rents. The results obtained by the Company from re-leasing the properties will depend on the market for industrial properties at that time.

In fiscal 2017, approximately 10% of our gross leasable area, representing 13 leases totaling 1,539,526 square feet, was set to expire. The Company has renewed 12 of these 13 leases that were set to expire. One of the 12 leases, (which is with FedEx Ground Package System, Inc. for a property located in Ft. Myers, FL), renewed for only eight months because the tenant moved its operations from our 87,500 square foot facility to our newly constructed facility, which is also located in Ft. Myers, FL. The Company purchased the new facility, consisting of 213,672 square feet on December 30, 2016 and this new facility is leased for 10 years. On September 1, 2017, a parking lot expansion for this property was completed for a cost of approximately $862,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2026 to August 2027. The original Ft. Myers, FL facility is under contract to sell for approximately $6,400,000, which is approximately $2,400,000 above the Company’s U.S. GAAP net book carrying value.

Excluding the eight-month lease renewal at the original Ft. Myers, FL location, the 11 leases that have renewed during fiscal 2017 represent 1,415,756 square feet, or 92% of the expiring square footage and represent 5.7% of the space up for renewal in fiscal 2017. These 11 lease renewals resulted in a weighted average term of 6.8 years and a U.S. GAAP straight-line weighted average lease rate of $5.70 per square foot. The weighted average initial cash rent per square foot is $5.59. This compares to the former weighted average rent of $5.73 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $5.82 per square foot, representing a decrease in the weighted average lease rate of 0.5% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 4.0% on a cash basis.

The one property subject to a lease that expired in fiscal 2017 and was not renewed was our 36,270 square foot facility located in Urbandale (Des Moines), IA. Effective November 1, 2017, the Company entered into a 10.2 year lease agreement with a new tenant for this facility. The lease agreement provides for two months of free rent, after which initial annual rent of $159,588, representing $4.40 per square foot, will commence, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of approximately $172,000, representing $4.74 per square foot over the life of the lease. This compares to the former average straight-lined rent of $3.56 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $3.88 per square foot, representing an increase in the average lease rate of 33.1% on a U.S. GAAP straight-line basis and an increase in the lease rate of 13.4% on a cash basis.

The Company seeks to invest in well-located, modern, single tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. In management’s opinion, the newly built facilities meet these criteria. The Company has a concentration of properties leased to FDX and FDX subsidiaries. This is a risk that shareholders should consider. FDX is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov. FDX is rated “BBB” by S&P Global Ratings (www.standardandpoors.com) and is rated “Baa2” by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include or incorporate by reference into this report the information of FDX, S&P Global Ratings or Moody’s on such websites.

The Company may issue securities for property; however, this has not occurred to date. The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased or reacquired during fiscal 2017 and, as of September 30, 2017, the Company does not own any of its own shares.

Property Management

Currently, all 108 properties owned by the Company, with the exception of three properties that are located in Stow, Ohio, Streetsboro, Ohio and Carlstadt, New Jersey, are self-managed by the Company.

The Company paid fees directly to local property management subagents in the amount of $393,622, $356,316 and $306,487 for fiscal years ended September 30, 2017, 2016 and 2015, respectively.

The Company’s industrial properties in Stow, Ohio and Streetsboro, Ohio are managed by GEIS Companies (GEIS). Management fees paid to GEIS for the fiscal years ended September 30, 2017, 2016 and 2015 were $52,358, $50,082 and $50,112, respectively. These management fees were reimbursed to the Company by the tenants.

The Company’s industrial property in Carlstadt, New Jersey is owned by Palmer Terrace Realty Associates, LLC. The Company owns 51% of Palmer Terrace Realty Associates, LLC. This property is managed by Marcus Associates, an entity affiliated with the owner of the 49% non-controlling interest. Management fees paid by Palmer Terrace Realty Associates, LLC to Marcus Associates were $15,804 for each of the fiscal years ended September 30, 2017, 2016 and 2015.

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

Contact Information

Additional information about the Company can be found on the Company’s website which is located at www.mreic.reit. Information contained on or hyperlinked from our Website is not incorporated by reference into and should not be considered part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (SEC). The Company makes available, free of charge, on or through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can also read and copy any materials the Company files with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Segment Reporting & Financial Information

The Company’s primary business is the ownership and management of real estate properties. The Company invests in well-located, modern, single tenant, industrial buildings leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. The Company reviews operating and financial information for each property on an individual basis and, therefore, each property represents an individual operating segment. The Company evaluates financial performance using Net Operating Income (NOI) from property operations. NOI is a non-GAAP financial measure, which we define as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. The Company has aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated as industrial properties subject to long-term net leases primarily to investment-grade tenants or their subsidiaries. For required financial information related to our operations and assets, please refer to our consolidated financial statements, including the notes thereto, included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report.

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

Our business is substantially dependent on FedEx Corporation. FDX, together with its subsidiaries, is our largest tenant, consisting of 58 separate stand-alone leases located in 24 different states as of September 30, 2017. As of September 30, 2017, the Company had approximately 18,790,000 square feet of property, of which approximately 9,391,000 square feet, or 50%, were leased to FDX and its subsidiaries (7% from FDX and 43% from FDX subsidiaries). Rental and reimbursement revenue from FDX and its subsidiaries is approximately 60% (7% from FDX and 53% from FDX subsidiaries) of total rental and reimbursement revenue for fiscal 2017. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for fiscal 2017. As a result of this concentration, our business, financial condition and results of operations, including the amount of cash available for distribution to our stockholders, could be adversely affected if we are unable to do business with FDX or FDX reduces its business with us or FDX and its subsidiaries were to become unable to make lease payments because of a downturn in its business or otherwise.

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

Environmental liabilities could affect our profitability. We face possible environmental liabilities. Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed on, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability. As a current or former owner and operator of real estate, we may be required by law to investigate and clean up hazardous substances released at or from the properties we currently own or operate or have in the past owned or operated. We may also beliable to the government or to third parties for property damage, investigation costs and cleanup costs. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral. We are not aware of any environmental liabilities relating to our investment properties which would have a material adverse effect on our business, assets, or results of operations. However, we cannot assure you that environmental liabilities will not arise in the future and that such liabilities will not have a material adverse effect on our business, assets or results of operation.

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

Coverage under our existing insurance policies may be inadequate to cover losses. Weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can harm our business operations. We generally maintain insurance policies related to our business, including casualty, general liability and other policies, covering our business operations, employees and assets. However, we would be required to bear all losses that are not adequately covered by insurance. In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war. If an uninsured loss or a loss in excess of insured limits were to occur with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Although we believe that our insurance programs are adequate, we cannot assure you that we will not incur losses in excess of our insurance coverage, or that we will be able to obtain insurance in the future at acceptable levels and reasonable costs.

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

Risks Related to our Status as a REIT

If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT. To qualify as a REIT, we must, among other things, satisfy two gross income tests, under which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to our leases to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. The determination of whether a lease is a true lease depends upon an analysis of all the surrounding facts and circumstances. We believe that our leases will be respected as true leases for federal income tax purposes. However, there can be no assurance that the Internal Revenue Service (IRS) will agree with this view. If the leases are not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs, and we could lose our REIT status.

Failure to make required distributions would subject us to additional tax. In order to qualify as a REIT, we must, among other requirements, distribute, each year, to our shareholders at least 90 percent of our taxable income, excluding net capital gains. To the extent that we satisfy the 90 percent distribution requirement, but distribute less than 100 percent of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4 percent nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) and the amounts of income retained on which we have paid corporate income tax in any year are less than the sum of:

●	85 percent of our ordinary income for that year;

●	95 percent of our capital gain net earnings for that year; and

●	100 percent of our undistributed taxable income from prior years.

To the extent we pay out in excess of 100 percent of our taxable income for any tax year, we may be able to carry forward such excess to subsequent years to reduce our required distributions for purposes of the 4 percent excise tax in such subsequent years. We intend to pay out our income to our shareholders in a manner intended to satisfy the 90 percent distribution requirement. Differences in timing between the recognition of income and the related cash receipts, the effects of non-deductible capital expenditures, the creation of reserves or the effect of required debt amortization payments could require us to borrow money or sell assets (potentially during unfavorable market conditions) to pay out enough of our taxable income to satisfy the 90 percent distribution requirement and to avoid corporate income tax.

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

We may be required to pay a penalty tax upon the sale of a property. The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property, other than foreclosure property, held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100 percent penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of real estate or other property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. It is our intent that we and our subsidiaries will hold the interests in the real estate for investment with a view to long-term appreciation, engage in the business of acquiring and owning real estate, and make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of such sales are prohibited transactions. The 100% tax will not apply to gains from the sale of property that is held through a taxable REIT subsidiary or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular U.S. federal income tax rates.

We may be adversely affected if we fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to shareholders in computing our taxable income and will be subject to federal income tax, including any applicable alternative minimum tax, at regular corporate rates and possibly increased state and local taxes. In addition, we might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. Furthermore, we would no longer be required to make any distributions to our shareholders as a condition to REIT qualification. Any distributions to shareholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions would be subject to a top federal income tax rate of 20% (and potentially a Medicare tax of 3.8%), provided applicable requirements of the Internal Revenue Code are satisfied. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

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

There is a risk of changes in the tax law applicable to real estate investment trusts. Because the IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, judicial or administrative developments and proposals and their potential effect on an investment in our securities.

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

Notwithstanding our status as a REIT, we are subject to various federal, state and local taxes on our income and property. For example, we will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains; provided, however, that properly designated undistributed capital gains will effectively avoid taxation at the shareholder level. We may be subject to other federal income taxes and may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for federal income tax purposes. In addition, any taxable REIT subsidiary that we may form will be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

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

We are subject to restrictions that may impede our ability to effect a change in control. Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control. These provisions include the following:

●	Our charter provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a “staggered board.” By preventing common shareholders from voting on the election of more than one class of directors at any annual meeting of shareholders, this provision may have the effect of keeping the current members of our Board of Directors in control for a longer period of time than shareholders may desire.

●	Our charter generally limits any stockholder from acquiring more than 9.8% (in value or in number of shares, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock). While this provision is intended to assist us in qualifying as a REIT for federal income tax purposes, the ownership limit may also limit the opportunity for shareholders to receive a premium for their shares of common stock that might otherwise exist if an investor was attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.

●	The request of shareholders entitled to cast a majority of the votes entitled to be cast at such meeting is necessary for shareholders to call a special meeting. We also require advance notice from shareholders for the nomination of directors or proposals of business to be considered at a meeting of shareholders.

●	Our Board of Directors may authorize and cause us to issue securities without shareholder approval. Under our charter, our Board of Directors has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the Board of Directors may determine.

●	“Business combination” provisions that provide that, unless exempted, a Maryland corporation may not engage in certain business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested shareholder” or an affiliate of an interested shareholder for five years after the most recent date on which the interested shareholder became an interested shareholder, and thereafter unless specified criteria are met. An interested shareholder is defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question. In our charter, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with a related company, UMH Properties, Inc. (UMH), a Maryland corporation.

●	The duties of directors of a Maryland corporation do not require them to, among other things (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any shareholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act to exempt any person or transaction from the requirements of those provisions, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the shareholders in an acquisition.

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

The following table sets forth certain information concerning the Company’s real estate investments as of September 30, 2017:

					Mortgage
		Fiscal Year		Square	Balance
State	City (MSA)	Acquisition	Type	Footage	9/30/2017
AL	Huntsville	2005	Industrial	88,653	$589,073
AZ	Tolleson (Phoenix)	2003	Industrial	283,358	4,525,118
CO	Colorado Springs	2006	Industrial	68,370	1,043,704
CO	Colorado Springs	2016	Industrial	225,362	17,632,728
CO	Denver	2005	Industrial	69,865	746,617
CT	Newington (Hartford)	2001	Industrial	54,812	-0-
FL	Cocoa	2008	Industrial	144,138	-0-
FL	Davenport (Orlando)	2016	Industrial	310,922	25,077,642
FL	Ft. Myers (Vacant)	2003	Industrial	87,500	-0-
FL	Ft. Myers (FDX Ground)	2017	Industrial	213,672	14,021,964
FL	Homestead (Miami)	2017	Industrial	237,756	24,591,465
FL	Jacksonville (FDX)	1999	Industrial	95,883	-0-
FL	Jacksonville (FDX Ground)	2015	Industrial	297,579	17,370,102
FL	Lakeland	2006	Industrial	32,105	-0-
FL	Orlando	2008	Industrial	110,638	4,098,856
FL	Punta Gorda	2007	Industrial	34,624	-0-
FL	Tampa (FDX Ground)	2004	Industrial	170,779	5,910,953
FL	Tampa (FDX)	2006	Industrial	95,662	3,654,913
FL	Tampa (Tampa Bay Grand Prix)	2005	Industrial	68,385	-0-
GA	Augusta (FDX Ground)	2005	Industrial	59,358	562,454
GA	Augusta (FDX)	2006	Industrial	30,184	-0-
GA	Griffin (Atlanta)	2006	Industrial	218,120	-0-
IA	Urbandale (Des Moines) (Vacant)	1994	Industrial	36,270	-0-
IL	Burr Ridge (Chicago)	1997	Industrial	12,500	-0-
IL	Elgin (Chicago)	2002	Industrial	89,052	-0-
IL	Granite City (St. Louis, MO)	2001	Industrial	184,800	-0-
IL	Montgomery (Chicago)	2004	Industrial	171,200	-0-
IL	Rockford (Collins Aerospace Systems)	2015	Industrial	38,833	-0-
IL	Rockford (Sherwin-Williams Co.)	2011	Industrial	66,387	-0-
IL	Sauget (St. Louis, MO)	2015	Industrial	198,773	9,145,097
IL	Schaumburg (Chicago)	1997	Industrial	73,500	-0-
IL	Wheeling (Chicago)	2003	Industrial	123,000	-0-
IN	Greenwood (Indianapolis)	2015	Industrial	671,354	21,485,141
IN	Indianapolis	2014	Industrial	327,822	11,381,906
KS	Edwardsville (Kansas City) (Carlisle Tire)	2003	Industrial	179,280	-0-
KS	Edwardsville (Kansas City) (International Paper)	2014	Industrial	280,000	9,931,292
KS	Olathe (Kansas City)	2016	Industrial	313,763	21,108,249
KS	Topeka	2009	Industrial	40,000	1,119,836
KY	Buckner (Louisville)	2014	Industrial	558,600	16,014,719
KY	Frankfort (Lexington)	2015	Industrial	599,840	17,560,855
KY	Louisville	2016	Industrial	137,500	6,914,142
LA	Covington (New Orleans)	2016	Industrial	175,315	11,814,941
MD	Beltsville (Washington, DC)	2001	Industrial	148,881	-0-
MI	Livonia (Detroit)	2013	Industrial	172,005	6,912,375
MI	Orion	2007	Industrial	245,633	-0-
MI	Romulus (Detroit)	1998	Industrial	71,933	-0-
MI	Walker (Grand Rapids)	2017	Industrial	343,483	20,530,135
MN	Stewartville (Rochester) (1)	2013	Industrial	60,398	2,369,334
MO	Kansas City (Bunzl Distribution Midcentral, Inc.)	2015	Industrial	158,417	6,799,803
MO	Kansas City (Kellogg Sales Co.)	2007	Industrial	65,067	-0-
MO	Liberty (Kansas City)	1998	Industrial	95,898	-0-

					Mortgage
		Fiscal Year		Square	Balance
State	City (MSA)	Acquisition	Type	Footage	9/30/2017
MO	O’Fallon (St. Louis)	1994	Industrial	102,135	$-0-
MO	St. Joseph	2001	Industrial	382,880	-0-
MS	Olive Branch (Memphis, TN) (Anda Pharmaceuticals, Inc.)	2012	Industrial	234,660	8,171,480
MS	Olive Branch (Memphis, TN) (Milwaukee Tool)	2013	Industrial	861,889	23,461,936
MS	Richland (Jackson)	1994	Industrial	36,000	-0-
MS	Ridgeland (Jackson)	1993	Industrial	26,340	-0-
NC	Concord (Charlotte)	2016	Industrial	330,717	18,928,835
NC	Concord (Charlotte)	2017	Industrial	354,482	26,184,000
NC	Fayetteville	1997	Industrial	148,000	-0-
NC	Winston-Salem	2002	Industrial	106,507	-0-
NE	Omaha	1999	Industrial	89,115	-0-
NJ	Carlstadt (New York, NY) (2)	2001	Industrial	60,400	1,743,353
NJ	Somerset (3)	1970	Shopping Center	64,220	-0-
NY	Cheektowaga (Buffalo)	2000	Industrial	104,981	-0-
NY	Halfmoon (Albany)	2012	Industrial	75,000	-0-
NY	Hamburg (Buffalo)	2017	Industrial	338,584	22,532,881
NY	Orangeburg (New York)	1993	Industrial	50,400	-0-
OH	Bedford Heights (Cleveland)	2007	Industrial	82,269	-0-
OH	Cincinnati	2015	Industrial	63,840	-0-
OH	Kenton	2017	Industrial	298,472	12,000,000
OH	Lebanon (Cincinnati)	2012	Industrial	51,130	-0-
OH	Monroe (Cincinnati)	2015	Industrial	232,200	7,608,083
OH	Richfield (Cleveland)	2006	Industrial	131,152	2,724,856
OH	Stow	2017	Industrial	219,765	12,700,000
OH	Streetsboro (Cleveland)	2012	Industrial	368,060	9,887,817
OH	West Chester Twp. (Cincinnati)	1999	Industrial	103,818	1,820,753
OK	Oklahoma City (Bunzl Distribution Oklahoma, Inc.)	2017	Industrial	110,361	5,935,346
OK	Oklahoma City (FDX Ground)	2012	Industrial	158,340	3,919,663
OK	Tulsa	2014	Industrial	46,240	1,812,575
PA	Altoona (1)	2014	Industrial	122,522	3,642,839
PA	Imperial (Pittsburgh)	2016	Industrial	125,860	11,963,800
PA	Monaca (Pittsburgh)	1988	Industrial	255,658	-0-
SC	Aiken (Augusta, GA)	2017	Industrial	315,560	15,227,062
SC	Ft. Mill (Charlotte, NC)	2010	Industrial	176,939	1,346,845
SC	Hanahan (Charleston) (SAIC)	2005	Industrial	302,400	-0-
SC	Hanahan (Charleston) (FDX Ground)	2005	Industrial	91,776	773,234
TN	Chattanooga	2007	Industrial	60,637	-0-
TN	Lebanon (Nashville)	2011	Industrial	381,240	7,446,653
TN	Memphis	2010	Industrial	449,900	5,882,668
TN	Shelby County	2007	Land	N/A	-0-
TX	Carrollton (Dallas)	2010	Industrial	184,317	7,233,486
TX	Corpus Christi	2012	Industrial	46,253	-0-
TX	Edinburg	2011	Industrial	164,207	-0-
TX	El Paso	2006	Industrial	144,149	-0-
TX	Ft. Worth (Dallas)	2015	Industrial	304,608	22,116,268
TX	Houston	2010	Industrial	91,295	2,619,835
TX	Lindale (Tyler)	2015	Industrial	163,378	6,016,758
TX	Mesquite (Dallas)	2017	Industrial	351,874	32,623,355
TX	Spring (Houston)	2014	Industrial	181,176	8,537,878
TX	Waco	2012	Industrial	150,710	4,524,045
VA	Charlottesville	1999	Industrial	48,064	-0-
VA	Mechanicsville (Richmond)	2001	Industrial	112,799	-0-
VA	Richmond	2004	Industrial	60,000	-0-
VA	Roanoke (CHEP USA)	2007	Industrial	83,000	-0-
VA	Roanoke (FDX Ground)	2013	Industrial	103,402	4,867,194
WA	Burlington (Seattle/Everett)	2016	Industrial	210,445	18,839,050
WI	Cudahy (Milwaukee)	2001	Industrial	139,564	-0-
WI	Green Bay (1)	2013	Industrial	99,102	2,956,605
				18,790,021	$598,962,567

(1) One loan is secured by the properties located in Green Bay, WI, Stewartville, MN and Altoona, PA.

(2) The Company owns a 51% controlling equity interest.

(3) The Company owns a 67% controlling equity interest.

The following table sets forth certain information concerning the principal tenants and leases for the Company’s properties shown above as of September 30, 2017:

State	City (MSA)	Tenant	Annualized Rent	Lease Expiration
AL	Huntsville	FedEx Ground Package System, Inc.	$605,000	07/31/26
AZ	Tolleson (Phoenix)	Western Container Corp. (Coca-Cola)	1,352,000	04/30/27	(1)
CO	Colorado Springs	FedEx Ground Package System, Inc.	644,000	09/30/18
CO	Colorado Springs	FedEx Ground Package System, Inc.	1,832,000	01/31/26
CO	Denver	FedEx Ground Package System, Inc.	564,000	07/31/18
CT	Newington (Hartford)	Kellogg Sales Company	329,000	02/29/20	(1)
FL	Cocoa	FedEx Ground Package System, Inc.	1,112,000	09/30/24
FL	Davenport (Orlando)	FedEx Ground Package System, Inc.	2,605,000	04/30/31
FL	Ft. Myers (Vacant)	FedEx Ground Package System, Inc.	325,000	06/30/17	(1)(2)
FL	Ft. Myers	FedEx Ground Package System, Inc.	1,415,000	08/31/27	(3)
FL	Homestead (Miami)	FedEx Ground Package System, Inc.	2,282,000	03/31/32
FL	Jacksonville	FedEx Corporation	518,000	05/31/19
FL	Jacksonville	FedEx Ground Package System, Inc.	1,999,000	12/31/29
FL	Lakeland	FedEx Corporation	155,000	11/30/17
FL	Orlando	FedEx Corporation	666,000	11/30/27	(1)
FL	Punta Gorda	FedEx Corporation	286,000	06/30/27	(1)
FL	Tampa	FedEx Corporation	603,000	11/30/27	(1)
FL	Tampa	FedEx Ground Package System, Inc.	1,624,000	07/31/26
FL	Tampa	Tampa Bay Grand Prix	293,000	09/30/20
GA	Augusta	FedEx Ground Package System, Inc.	453,000	06/30/18
GA	Augusta	FedEx Corporation	121,000	11/30/22
GA	Griffin (Atlanta)	Caterpillar Logistics Services, Inc.	1,169,000	12/31/17	(4)
IA	Urbandale (Des Moines) (Vacant)	Keystone Automotive Industries MN, Inc.	94,000	05/31/17	(5)
IL	Burr Ridge (Chicago)	Sherwin-Williams Company	161,000	10/31/21
IL	Elgin (Chicago)	Joseph T. Ryerson and Son, Inc.	506,000	01/31/20	(1)
IL	Granite City (St. Louis, MO)	Anheuser-Busch, Inc.	810,000	11/30/21
IL	Montgomery (Chicago)	Home Depot USA, Inc.	988,000	06/30/20
IL	Rockford	Collins Aerospace Systems (United Technologies)	362,000	06/30/27	(6)
IL	Rockford	Sherwin-Williams Company	479,000	12/31/23
IL	Sauget (St. Louis, MO)	FedEx Ground Package System, Inc.	1,036,000	05/31/29
IL	Schaumburg (Chicago)	FedEx Corporation	480,000	03/31/27	(1)
IL	Wheeling (Chicago)	FedEx Ground Package System, Inc.	1,279,000	05/31/27	(1)
IN	Greenwood (Indianapolis)	ULTA, Inc.	2,677,000	07/31/25
IN	Indianapolis	FedEx Ground Package System, Inc.	1,533,000	04/30/24
KS	Edwardsville (Kansas City)	Carlisle Tire & Wheel Company	787,000	05/31/18
KS	Edwardsville (Kansas City)	International Paper Company	1,337,000	08/31/23
KS	Olathe (Kansas City)	FedEx Ground Package System, Inc.	2,196,000	05/31/31
KS	Topeka	Heartland Coca-Cola Bottling Co., LLC (Coca-Cola)	332,000	09/30/21
KY	Buckner (Louisville)	TreeHouse Private Brands, Inc.	2,186,000	10/31/33
KY	Frankfort (Lexington)	Jim Beam Brands Company	2,032,000	01/31/25
KY	Louisville	Challenger Lifts, Inc. (Snap-on Inc.)	831,000	06/07/26
LA	Covington (New Orleans)	FedEx Ground Package System, Inc.	1,260,000	06/30/25
MD	Beltsville (Washington, DC)	FedEx Ground Package System, Inc.	1,426,000	07/31/18
MI	Livonia (Detroit)	FedEx Ground Package System, Inc.	1,194,000	03/31/22
MI	Orion	FedEx Ground Package System, Inc.	1,908,000	06/30/23
MI	Romulus (Detroit)	FedEx Corporation	370,000	05/31/21
MI	Walker (Grand Rapids)	FedEx Ground Package System, Inc.	2,102,000	01/31/32
MN	Stewartville (Rochester)	FedEx Ground Package System, Inc.	372,000	05/30/23
MO	Kansas City	Bunzl Distribution Midcentral, Inc.	747,000	09/30/21
MO	Kansas City	Kellogg Sales Company	325,000	07/31/18	(2)
MO	Liberty (Kansas City)	Holland 1916 Inc.	345,000	06/30/19
MO	O’Fallon (St. Louis)	Pittsburgh Glass Works, LLC	427,000	06/30/18	(7)
MO	St. Joseph	Woodstream Corporation	910,000	09/30/21	(1)(8)
MO	St. Joseph	Altec Industries, Inc.	367,000	02/28/23	(1)(8)
MS	Olive Branch (Memphis, TN)	Anda Pharmaceuticals, Inc.	1,200,000	07/31/22

State	City (MSA)	Tenant	Annualized Rent	Lease Expiration
MS	Olive Branch (Memphis, TN)	Milwaukee Electric Tool Corporation	$3,010,000	07/31/28
MS	Richland (Jackson)	FedEx Corporation	120,000	03/31/24
MS	Ridgeland (Jackson)	Graybar Electric Company	109,000	07/31/19	(9)
NC	Concord (Charlotte)	FedEx Ground Package System, Inc.	2,234,000	07/31/25
NC	Concord (Charlotte)	FedEx Ground Package System, Inc.	2,537,000	05/31/32
NC	Fayetteville	Victory Packaging, L.P.	496,000	02/28/21
NC	Winston-Salem	Style Crest, Inc.	381,000	03/31/21
NE	Omaha	FedEx Corporation	446,000	10/31/23
NJ	Carlstadt (New York, NY)	SOFIVE, Inc.	548,000	01/31/25	(10)
NJ	Somerset	Various Tenants at Retail Shopping Center	792,000	Various	(11)
NY	Cheektowaga (Buffalo)	FedEx Ground Package System, Inc.	966,000	08/31/19
NY	Halfmoon (Albany)	RGH Enterprises, Inc. (Cardinal Health)	601,000	11/30/21
NY	Hamburg (Buffalo)	FedEx Ground Package System, Inc.	2,309,000	03/31/31
NY	Orangeburg (New York)	Kellogg Sales Company	328,000	02/28/18	(2)
OH	Bedford Heights (Cleveland)	FedEx Corporation	408,000	08/31/18
OH	Cincinnati	The American Bottling Company (Dr Pepper Snapple)	479,000	09/30/29
OH	Kenton	International Paper Company	1,243,000	08/31/27
OH	Lebanon (Cincinnati)	Siemens Real Estate	479,000	04/30/19
OH	Monroe (Cincinnati)	UGN, Inc.	1,060,000	02/28/30
OH	Richfield (Cleveland)	FedEx Ground Package System, Inc.	1,493,000	09/30/24
OH	Stow	Mickey Thompson (Cooper Tire)	1,500,000	08/31/27
OH	Streetsboro (Cleveland)	Best Buy Warehousing Logistics, Inc.	1,660,000	01/31/22
OH	West Chester Twp. (Cincinnati)	FedEx Ground Package System, Inc.	537,000	08/31/23
OK	Oklahoma City	Bunzl Distribution Oklahoma, Inc.	721,000	08/31/24
OK	Oklahoma City	FedEx Ground Package System, Inc.	1,048,000	06/30/25
OK	Tulsa	The American Bottling Company (Dr Pepper Snapple)	260,000	02/28/24
PA	Altoona	FedEx Ground Package System, Inc.	651,000	08/31/23
PA	Imperial (Pittsburgh)	General Electric Company	1,315,000	12/31/25
PA	Monaca (Pittsburgh)	NF&M International, Inc.	833,000	12/31/24	(8)
PA	Monaca (Pittsburgh)	Datatel Resources Corporation	244,000	11/30/17	(8)
SC	Aiken (Augusta, GA)	Autoneum North America, Inc.	1,700,000	04/30/32
SC	Ft. Mill (Charlotte, NC)	FedEx Ground Package System, Inc.	1,415,000	10/31/23
SC	Hanahan (Charleston)	FedEx Ground Package System, Inc.	675,000	07/31/18
SC	Hanahan (Charleston)	Science Applications International Corporation	1,476,000	04/30/19
TN	Chattanooga	FedEx Corporation	317,000	10/31/22	(1)
TN	Lebanon (Nashville)	CBOCS Distribution, Inc. (Cracker Barrel)	1,433,000	06/30/24
TN	Memphis	FedEx Corporation	1,327,000	05/31/19
TN	Shelby County	N/A- Land	-0-	N/A
TX	Carrollton (Dallas)	United Technologies Corporation	1,576,000	01/11/19
TX	Corpus Christi	FedEx Ground Package System, Inc.	469,000	08/31/21
TX	Edinburg	FedEx Ground Package System, Inc.	1,097,000	09/30/26	(12)
TX	El Paso	FedEx Ground Package System, Inc.	1,345,000	09/30/23
TX	Ft. Worth (Dallas)	FedEx Ground Package System, Inc.	2,367,000	04/30/30
TX	Houston	National Oilwell Varco, Inc.	750,000	09/30/22
TX	Lindale (Tyler)	FedEx Ground Package System, Inc.	725,000	06/30/24
TX	Mesquite (Dallas)	FedEx Ground Package System, Inc.	3,194,000	03/31/32
TX	Spring (Houston)	FedEx Ground Package System, Inc.	1,581,000	09/30/24
TX	Waco	FedEx Ground Package System, Inc.	1,078,000	08/31/25
VA	Charlottesville	FedEx Corporation	329,000	08/31/27	(1)
VA	Mechanicsville (Richmond)	FedEx Corporation	541,000	04/30/23
VA	Richmond	Carrier Enterprise, LLC (United Technologies)	320,000	11/30/18
VA	Roanoke	CHEP USA, Inc.	497,000	02/28/25	(13)
VA	Roanoke	FedEx Ground Package System, Inc.	755,000	04/30/23
WA	Burlington (Seattle/Everett)	FedEx Ground Package System, Inc.	1,962,000	08/31/30
WI	Cudahy (Milwaukee)	FedEx Ground Package System, Inc.	832,000	06/30/27	(1)
WI	Green Bay	FedEx Ground Package System, Inc.	468,000	05/30/23
			$111,048,000

(1)	Extension has been executed. See fiscal 2017 and fiscal 2018 renewal and extension chart.
(2)	Property is under contract to sell.
(3)	On September 1, 2017, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Ft. Myers, FL was completed for a cost of approximately $862,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2026 to August 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $53,000 from approximately $1,365,000, or $6.39 per square foot to approximately $1,418,000, or $6.64 per square foot.
(4)	Entered into a new 3-year lease with Rinnai America Corporation, effective 1/1/2018.
(5)	Entered into a new 10.2 year lease with FBM Gypsum Supply of Illinois, LLC, effective 11/1/2017.
(6)	Lease has an early termination option which may be exercised after June 2022, on the condition that the Company is provided with six months notice and the tenant pays the Company a $1,102,097 termination fee.
(7)	The lease has an early termination option which may be exercised on the condition that the Company is provided with six months notice and the tenant pays the Company a $106,731 termination fee.
(8)	Property is leased to two tenants.
(9)	Lease has an early termination option which may be exercised if tenant gives six months notice at any time.
(10)	Estimated annual rent is the full annual rent per the lease. The Company consolidates the results of this property due to its 51% controlling equity interest.
(11)	The Company owns a 67% controlling equity interest. Estimated annual rent reflects the Company’s proportionate share of the total rent.
(12)	On October 1, 2016, a 50,625 square foot expansion of the building was completed for a cost of approximately $4,762,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2021 through September 2026 and increased the building size from 113,582 to 164,207 square feet. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $499,000 from approximately $598,000, or $5.26 per square foot, to approximately $1,097,000, or $6.68 per square foot.
(13)	Lease has an early termination option which may be exercised after August 2021, on the condition that the Company is provided with six months notice and the tenant pays the Company a $500,000 termination fee.

All improved properties were 100% occupied at September 30, 2017 except for one property consisting of a 36,270 square foot building located in Urbandale (Des Moines), IA and one property consisting of an 87,500 square foot building located in Ft. Myers, FL. Subsequent to fiscal yearend, on November 1, 2017, the Company leased its previously vacant 36,270 square foot facility located in Urbandale (Des Moines), IA for 10.2 years which increased our current occupancy rate to 99.5%. In addition, the Company is under contract to sell its only currently vacant building located in Ft. Myers, FL, for $6,400,000. We anticipate closing the sale of this building during fiscal 2018, subject to customary closing conditions and requirements.

The Company’s weighted-average lease expiration was 7.9 and 7.4 years as of September 30, 2017 and 2016, respectively.

Our average occupancy rates as of the years ended September 30, 2017, 2016, 2015, 2014 and 2013 were 99.3%, 99.6%, 97.7%, 95.9% and 96.0%, respectively. The average effective annualized rent per square foot for the years ended September 30, 2017, 2016, 2015, 2014 and 2013 was $5.93, $5.72, $5.48, $5.51 and $5.53, respectively.

Completed expansions that have resulted in increased rents over the fiscal years ended September 30, 2016 and 2017

Ecommerce has been a major catalyst driving increased demand for the industrial property type. The shift from traditional brick and mortar retail shopping to shopping on-line has resulted in record occupancy rates for industrial real estate throughout the U.S. Due to the increased demand for industrial space, we have been experiencing an increase in expansion activity at our existing properties.

On July 29, 2016, a 246,434 square foot expansion of a building leased to Milwaukee Electric Tool Corporation (Milwaukee Tool) located in Olive Branch, MS, which is located in the Memphis, TN MSA, was completed for a cost of approximately $9,785,000. This resulted in a new 12 year lease which extended the original lease expiration date from April 2023 to July 2028 and increased the building size from 615,455 to 861,889 square feet. In addition, the expansion resulted in an initial increase in annual rent effective on the date of completion of approximately $847,000 from approximately $1,943,000, or $3.16 per square foot, to approximately $2,790,000, or $3.24 per square foot. Furthermore, annual rent will increase each year by 1.5% resulting in an annualized rent over the new 12 year period of approximately $3,020,000, or $3.50 per square foot. In September 2016, in connection with the expansion, the Company refinanced its prior 3.76% interest rate mortgage with its existing lender of this property. At the time of the refinancing, the prior amortizing loan was approximately $13,158,000 and was set to mature in January 2023. The new loan is a 12 year fully-amortizing mortgage of $25,000,000 and will mature in October 2028. The interest rate of the new loan remained the same as the prior loan at a fixed interest rate of 3.76%.

On August 1, 2016, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Tampa, FL was completed for a cost of approximately $1,303,000, resulting in a new 10 year lease which extended the prior lease expiration date from June 2024 to July 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $131,000 from approximately $1,493,000, or $8.74 per square foot to approximately $1,624,000, or $9.51 per square foot.

On August 1, 2016, a 14,941 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Huntsville, AL was completed for a cost of approximately $1,948,000, resulting in a new 10 year lease which extended the prior lease expiration date from August 2022 to July 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $193,000 from approximately $412,000, or $5.59 per square foot, to approximately $605,000 or $6.82 per square foot.

On October 1, 2016, a 50,625 square foot expansion of the building leased to FedEx Ground Package System, Inc. located in Edinburg, TX was completed for a cost of approximately $4,762,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2021 to September 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $499,000 from approximately $598,000, or $5.26 per square foot, to approximately $1,097,000, or $6.68 per square foot.

On September 1, 2017, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Ft. Myers, FL was completed for a cost of approximately $862,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2026 to August 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $53,000 from approximately $1,365,000, or $6.39 per square foot to approximately $1,418,000, or $6.64 per square foot.

Fiscal 2017 Renewals

In fiscal 2017, approximately 10% of our gross leasable area, representing 13 leases totaling 1,539,526 square feet, was set to expire. The Company has renewed 12 of these 13 leases that were set to expire in fiscal 2017. One of the 12 leases (which is with FedEx Ground Package System, Inc. for a property located in Ft. Myers, FL), renewed for only eight months because the tenant moved its operations from our 87,500 square foot facility to our newly constructed facility, which is also located in Ft. Myers, FL. On December 30, 2016, we purchased this newly constructed 213,672 square foot industrial building which is leased for 10 years through September 2026. On September 1, 2017, a parking lot expansion for this property was completed, resulting in a new 10 year lease which extended the prior lease expiration date from September 2026 to August 2027. The original 87,500 square foot Ft. Myers, FL facility is under contract to sell for approximately $6,400,000, which is approximately $2,400,000 above the Company’s U.S. GAAP net book carrying value, and is anticipated to close during fiscal 2018, subject to customary closing conditions and requirements.

Excluding the eight-month lease renewal at the original Ft. Myers, FL location, the 11 leases that have renewed during fiscal 2017 represent 1,415,756 square feet, or 92% of the expiring square footage, and have a weighted average lease term of 6.8 years. We have incurred or we expect to incur tenant improvement costs of approximately $3,251,000 and leasing commission costs of approximately $1,383,000 in connection with these 11 lease renewals. The table below summarizes the lease terms of the 11 leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Ft. Myers, FL (3)	FedEx Ground	87,500	$4.95	$4.95	10/31/16	$4.95	$4.95	6/30/17	0.7	$-0-	$-0-

Griffin, GA	Caterpillar	218,120	$5.36	$5.36	11/30/16	$5.36	$5.36	11/30/17	1.0	$-0-	$0.11
Elgin, IL	Joseph T. Ryerson	89,052	5.68	5.68	1/31/17	5.68	5.68	1/31/20	3.0	0.17	0.17
Newington, CT	Kellogg Sales Co.	54,812	6.00	6.00	2/28/17	6.00	6.00	2/29/20	3.0	0.30	0.24
Schaumburg, IL	FedEx Express	73,500	6.88	7.00	3/31/17	6.50	6.50	3/31/27	10.0	0.24	0.13
Tolleson, AZ	Western Container	283,358	4.33	4.59	4/30/17	4.78	4.33	4/30/27	10.0	0.58	0.14
Wheeling, IL	FedEx Ground	123,000	11.26	11.26	5/31/17	10.34	10.34	5/31/27	10.0	0.41	0.21
Punta Gorda, FL	FedEx Express	34,624	8.78	8.78	6/30/17	8.21	8.21	6/30/27	10.0	0.08	0.16
Cudahy, WI	FedEx Ground	139,564	6.45	6.45	6/30/17	5.92	5.92	6/30/27	10.0	0.36	0.12
Charlottesville, VA	FedEx Express	48,064	6.85	6.85	8/31/17	6.85	6.85	8/31/27	10.0	0.29	0.14
Tampa, FL	FedEx Express	95,662	5.91	6.30	9/30/17	6.30	6.30	11/30/27	10.2	0.15	0.12
St. Joseph, MO	Woodstream Corp.	256,000	3.50	3.50	9/30/17	3.57	3.50	9/30/21	4.0	0.01	0.11
	Total (2)	1,415,756

Weighted Average (2)			$5.73	$5.82		$5.70	$5.59		6.8	$0.34	$0.14

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.
(2)	Total and Weighted Average amounts exclude the Ft. Myers, FL property.
(3)	Renewed for only eight months because the tenant moved its operations from our 87,500 square foot facility to our newly constructed 213,672 square foot facility, which is also located in Ft. Myers, FL. The original 87,500 square foot location is under contract to sell for approximately $6,400,000, which is approximately $2,400,000 above the Company’s U.S. GAAP net book carrying value.

Excluding the eight-month lease renewal at the original Ft. Myers, FL location, representing 6% of the space coming up for renewal in fiscal 2017, the remaining 11 lease renewals resulted in a weighted average term of 6.8 years and a U.S. GAAP straight-line weighted average lease rate of $5.70 per square foot. The renewed weighted average initial cash rent per square foot is $5.59. This compares to the former weighted average rent of $5.73 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $5.82 per square foot, representing a decrease in the weighted average lease rate of 0.5% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 4.0% on a cash basis.

Regarding the remaining lease that expired during fiscal 2017, we were informed by the tenant that they would not be renewing its lease. This tenant leased our 36,270 square feet facility in Urbandale (Des Moines), IA through May 31, 2017. This facility represents 2% of the space that was up for renewal in fiscal 2017. In July 2017, we entered into a 10.2 year lease agreement with FBM Gypsum Supply of Illinois, LLC through December 31, 2027 for this 36,270 square foot building located in Urbandale (Des Moines), IA. The new lease commenced on November 1, 2017, with two months of free rent, after which initial annual rent of $159,588, representing $4.40 per square foot, will commence, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of approximately $172,000, representing $4.74 per square foot over the life of the lease. This compares to the former average straight-lined rent of $3.56 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $3.88 per square foot, representing an increase in the average lease rate of 33.1% on a U.S. GAAP straight-line basis and an increase in the lease rate of 13.4% on a cash basis. The tenant will have a one-time early termination option that may be exercised on December 31, 2025, provided that the tenant gives us six months notice and pays a termination fee equal to three months of rent, plus operating and other costs.

Fiscal 2018 Renewals

In fiscal 2018, approximately 8% of our gross leasable area, representing 16 leases totaling 1,546,637 square feet, is set to expire. As of the date of this Annual Report, 3 of the 16 leases have renewed. The three leases that have renewed thus far represent 298,155 square feet, or 19% of the expiring square footage, and have a weighted average lease term of 6.9 years.

We have incurred or we expect to incur tenant improvement costs of approximately $265,000 and leasing commission costs of approximately $249,000 in connection with these three lease renewals. The table below summarizes the lease terms of the three leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Chattanooga, TN	FedEx Express	60,637	$5.13	$5.13	10/31/17	$5.26	$5.26	10/31/22	5.0	$0.43	$0.11
Orlando, FL	FedEx Express	110,638	5.69	6.02	11/30/17	6.02	6.02	11/30/27	10.0	0.12	0.12
St. Joseph, MO	Altec Industries	126,880	2.75	2.75	2/28/18	2.94	2.87	2/28/23	5.0	0.01	0.13
	Total	298,155

Weighted Average			$4.32	$4.45		$4.55	$4.52		6.9	$0.13	$0.12

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

These three lease renewals result in a weighted average term of 6.9 years and a U.S. GAAP straight-line weighted average lease rate of $4.55 per square foot. The renewed weighted average initial cash rent per square foot is $4.52. This compares to the former weighted average rent of $4.32 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $4.45 per square foot, representing an increase in the weighted average lease rate of 5.3% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 1.6% on a cash basis.

Two of the remaining leases set to expire during fiscal 2018 are leased to Kellogg Sales Company (Kellogg) at our 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and at our 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg has informed us that they will not be renewing their leases at these two properties. We have entered into separate agreements to sell these two properties and anticipate the sales will close during fiscal 2018, subject to customary closing conditions and requirements. We have entered into an agreement to sell the Kansas City, MO property for approximately $4,900,000, which is approximately $1,200,000 above the Company’s U.S. GAAP net book carrying value and we have entered into an agreement to sell the Orangeburg, NY property for approximately $6,170,000, which is approximately $4,700,000 above the Company’s U.S. GAAP net book carrying value. In conjunction with the sale of these two properties, we expect to enter into a lease termination agreement for each property whereby the Company will receive a termination fee from Kellogg in an amount equal to a percentage (95% for the Orangeburg, NY property and 75% for the Kansas City, MO property) of the then remaining rent due under each lease for the period from the closing date for the respective sale transactions (which will be the dates of the respective lease terminations) to the end of the respective lease terms.

Another remaining lease set to expire during fiscal 2018 is leased to Caterpillar Logistics Services, Inc. (Caterpillar) at our 218,120 square foot facility located in Griffin, GA through December 31, 2017. In September 2017, we entered into a three year lease agreement with Rinnai America Corporation through December 31, 2020 for this location. The new lease will commence on January 1, 2018, with initial annual rent of $807,044, representing $3.70 per square foot, with 3.0% annual increases thereafter, resulting in a straight-line annualized rent of $831,000, representing $3.81 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line and the former cash rent of $5.36 per square foot, representing a decrease in the average lease rate of 28.9% on a U.S. GAAP straight-line basis and a decrease in the lease rate of 31.0% on a cash basis.

One of our tenants that leases 80,856 square feet at our 255,658 square foot building located in Monaca (Pittsburg), PA has informed us that they will not be renewing their lease, which is set to expire on November 30, 2017.

The remaining nine leases that are still set to expire during fiscal 2018 are currently under discussion.

On September 30, 2017, the Company had a weighted average lease maturity of 7.9 years with weighted average gross annualized rent scheduled to expire each year of 7.5%.

The following table presents certain information as of September 30, 2017, with respect to the Company’s leases expiring over the future fiscal years ended September 30th:

Expiration of Fiscal Year Ended September 30th	Property Count	Total Area Expiring (square feet)	Annualized Rent	Percent of Gross Annualized Rent

Vacant (1)	2	123,770	$419,000	0%
Shopping Center (2)	1	64,220	792,000	1%
2018	13	1,248,482	7,605,000	7%
2019	9	1,370,849	7,116,000	6%
2020	4	383,449	2,116,000	2%
2021	7	827,110	3,705,000	3%
2022	7	1,138,320	6,376,000	6%
2023	12	1,489,524	8,719,000	8%
2024	12	1,853,948	11,318,000	10%
2025	9	2,404,478	12,207,000	11%
2026	6	912,361	7,304,000	7%
2027	10	1,472,852	9,078,000	8%
2028	3	1,068,189	4,279,000	4%
2029	2	262,613	1,515,000	1%
2030	4	1,044,832	7,388,000	7%
2031	3	963,269	7,110,000	6%
2032	5	1,603,155	11,815,000	11%
2033	1	558,600	2,186,000	2%
Total (3)	108	18,790,021	$111,048,000	100%

(1)	“Vacant” represents two properties. One property represents a 36,270 square foot building located in Urbandale (Des Moines), IA for which the Company entered into a 10.2 year lease agreement which commenced on November 1, 2017, and generates approximately $172,000 in annualized rent. The other property represents an 87,500 square foot building in Ft. Myers, FL that is under contract to sell for approximately $6,400,000, which is approximately $2,400,000 above the Company’s U.S. GAAP net book carrying value. Annualized Rent of “Vacant” represents rent recognized during fiscal 2017 prior to becoming vacant.
(2)	“Shopping Center” represents a multi-tenanted property which has lease expirations ranging from month-to-month to 2029.
(3)	Included in 2018 is Datatel Resources and included in 2025 is NF&M International, which both occupy one property and therefore are counted as one property in the property count total. Included in 2021 is Woodstream Corporation and included in 2023 is Altec Industries, Inc., which both occupy one property and therefore are counted as one property in the property count total.

ITEM 3 – LEGAL PROCEEDINGS

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since June 1, 2010, the common stock of Monmouth Real Estate Investment Corporation, $0.01 par value per share (common stock), has been traded on the New York Stock Exchange (NYSE), under the symbol “MNR”. Previously, the common stock was traded on the NASDAQ Global Select Market. The per share range of high and low market prices and distributions paid to common shareholders during each fiscal quarter of the last two fiscal years ended September 30th were as follows:

	Fiscal 2017				Fiscal 2016
	Market Price				Market Price
Fiscal Qtr.	High	Low	Distrib.	Fiscal Qtr.	High	Low	Distrib.

First	$15.36	$12.89	$0.16	First	$10.72	$9.50	$0.16
Second	15.35	13.68	0.16	Second	12.03	9.63	0.16
Third	15.34	13.95	0.16	Third	13.26	11.22	0.16
Fourth	16.56	14.44	0.16	Fourth	14.92	13.15	0.16
			$0.64				$0.64

On November 15, 2017, the closing price of our common stock was $17.07 per share.

Shareholder Information

As of November 15, 2017, 1,317 shareholders of record held shares of our common stock.

Distributions and Dividends

On October 2, 2017, the Company’s Board of Directors approved a 6.25% increase in the Company’s quarterly common stock dividend, raising it to $0.17 per share from $0.16 per share. On October 2, 2017, the Company’s Board of Directors approved a cash dividend of $0.17 per share, to be paid on December 15, 2017, to shareholders of record at the close of business on November 15, 2017. This represents an annualized dividend rate of $0.68 per share. The Company has maintained or increased its cash dividend for 26 consecutive years. The Company paid the distributions from cash flows from operations. The Company’s common stock dividend policy is dependent upon the Company’s earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. It is the Company’s intention to continue making comparable quarterly distributions in the future and to grow its distributions over time.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

On January 17, 2017, the Board of Directors reaffirmed its Share Repurchase Program (Repurchase Program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company’s common stock. The Repurchase Program was originally created on March 3, 2009 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During the fiscal year ended September 30, 2017, the Company did not reacquire any of its shares of common stock. The maximum dollar value that may be purchased under the Repurchase Program as of September 30, 2017 is $10,000,000.

Equity Compensation Plan Information

On March 13, 2017, upon recommendation of the Compensation Committee of the Company’s Board of Directors, the Board approved the Amended and Restated 2007 Incentive Award Plan (the Plan), conditioned upon shareholder approval. At the Company’s Annual Meeting held on May 18, 2017, the Company’s common shareholders approved the Plan. The Plan constitutes an amendment and restatement of the 2007 Plan, extends the term of the 2007 Plan for an additional 10 years, adds 1,600,000 shares of common stock to the share reserve, expands the types of awards available for grant under the Plan and makes other improvements to the 2007 Plan. As of September 30, 2017, there were 1,753,042 shares available for grant as stock options, restricted stock and other equity-based awards under the Plan. During fiscal 2017, options to purchase 280,000 shares were granted with a weighted average exercise price of $14.43 and options to purchase 65,000 shares were exercised at an exercise price of $7.22 per share for total proceeds of $469,300. In addition, during fiscal 2017, 11,000 shares of restricted common stock were granted with a fair value on the grant date of $15.92 per share. In addition, during fiscal 2017, 836 unrestricted shares of common stock were granted with a fair value on the grant date of $15.92 per share. See Note 9 in the Notes to the Consolidated Financial Statements included in this Form 10-K for a description of the plan. See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a table of beneficial ownership of the Company’s common stock.

The following table summarizes information, as of September 30, 2017, relating to the equity compensation plan of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (excluding Securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plan Approved by Security Holders	670,000	$11.75	1,753,042

Equity Compensation Plan not Approved by Security Holders	-	-	-

Total	670,000	$11.75	1,753,042

Comparative Stock Performance

The following line graph compares the total return of the Company’s common stock for the last five fiscal years to the FTSE NAREIT Composite Index (US), published by the National Association of Real Estate Investment Trusts (NAREIT), and the S&P 500 Index for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes listed below on September 30, 2012 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not indicative of future stock performance.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected financial and other information on the Company for the periods and as of the dates indicated. This table should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and all of the financial statements and notes thereto included elsewhere herein.

	September 30,
	2017	2016	2015	2014	2013
OPERATING DATA:
Rental and Reimbursement Revenue	$113,545,982	$94,916,110	$77,775,497	$64,672,341	$54,607,086
Real Estate Taxes and Operating Expenses	(17,315,233)	(14,729,300)	(12,490,019)	(11,317,479)	(9,228,610)
Net Operating Income - NOI	96,230,749	80,186,810	65,285,478	53,354,862	45,378,476
Lease Termination Income	-0-	-0-	238,625	1,182,890	690,730
Gain on Sale of Securities Transactions, net	2,311,714	4,398,599	805,513	2,166,766	7,133,252
Dividend and Interest Income	6,930,564	5,616,392	3,723,867	3,882,597	3,885,920
General and Administrative Expenses	(7,809,546)	(7,936,124)	(6,305,928)	(5,709,937)	(4,982,945)
Acquisition Costs	(178,526)	(730,441)	(1,546,088)	(481,880)	(514,699)
Interest Expense (1)	(25,754,121)	(22,953,049)	(19,844,166)	(16,830,423)	(15,604,066)
Depreciation & Amortization Expense	(31,459,749)	(26,087,680)	(21,772,728)	(17,719,581)	(14,882,982)
Income from Continuing Operations	40,271,085	32,494,507	20,584,573	19,845,294	21,103,686
Gain on Sale of Real Estate Investment	-0-	-0-	5,021,242	-0-	-0-
Income from Discontinued Operations	-0-	-0-	-0-	-0-	291,560
Net Income	40,271,085	32,494,507	25,605,815	19,845,294	21,395,246
Preferred Dividends	(14,861,686)	(9,020,470)	(8,607,032)	(8,607,032)	(8,607,032)
Redemption of Preferred Stock	(2,467,165)	(2,942,149)	-0-	-0-	-0-
Net Income Attributable to Common Shareholders	$22,942,234	$20,531,888	$16,998,783	$11,238,262	$12,788,214
Net Income Per Share Basic	$0.56	$0.50	$0.43	$0.40	$0.49
Diluted	0.56	0.50	0.43	0.40	0.49
Net Income Attributable to Common Shareholders Per Share
Basic	0.32	0.31	0.29	0.23	0.30
Diluted	0.32	0.31	0.29	0.23	0.30

(1) Amortization expense related to Financing Costs are included in “Interest Expense”.

BALANCE SHEET DATA:
Total Assets	$1,443,037,755	$1,223,485,885	$910,905,721	$739,843,222	$613,801,975
Real Estate Investments, Net	1,266,390,733	1,013,103,314	806,465,906	627,068,988	526,776,988
Fixed Rate Mortgage Notes Payable, net	591,364,371	477,476,010	368,904,953	283,882,528	246,654,491
Loans Payable	120,091,417	80,790,684	85,041,386	25,200,000	22,200,000
Preferred Stock Called for Redemption	-0-	53,493,750	-0-	-0-	-0-
7.625% Series A Cumulative Redeemable Preferred Stock	-0-	-0-	53,493,750	53,493,750	53,493,750
7.875% Series B Cumulative Redeemable Preferred Stock	-0-	57,500,000	57,500,000	57,500,000	57,500,000
6.125% Series C Cumulative Redeemable Preferred Stock	245,986,125	135,000,000	-0-	-0-	-0-
Total Shareholders’ Equity	712,865,696	597,858,098	446,010,640	420,631,082	335,914,971

CASH FLOW DATA:
Net Cash Provided (Used) By:
Operating Activities	$73,867,866	$54,699,500	$38,062,285	$34,856,285	$27,463,529
Investing Activities	(339,071,013)	(227,845,089)	(194,469,735)	(131,809,697)	(60,373,084)
Financing Activities	179,679,685	256,821,188	148,006,698	105,023,561	20,663,209

	September 30,
OTHER INFORMATION:	2017	2016	2015	2014	2013
Average Number of Common Shares Outstanding
Basic	72,114,078	65,468,564	59,085,888	49,829,924	42,275,555
Diluted	72,249,691	65,558,284	59,201,296	49,925,036	42,432,354
Funds From Operations*	$54,442,611	$46,598,043	$33,730,447	$29,000,443	$27,338,245
Core Funds From Operations*	$57,088,302	$50,270,633	$35,276,535	$29,482,323	$27,852,944
Adjusted Funds From Operations*	$54,880,438	$45,865,343	$33,976,958	$25,843,710	$19,521,972
Cash Dividends per Common Share	$0.64	$0.64	$0.60	$0.60	$0.60

* We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents Net Income Attributable to Common Shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO, excluding acquisition costs and costs associated with the Redemption of Preferred Stock. We define Adjusted Funds from Operations (AFFO) as Core FFO, excluding stock based compensation expense, depreciation of corporate office tenant improvements, amortization of deferred financing costs, lease termination income, net gain or loss on sale of securities transactions, effect of non-cash U.S. GAAP straight-line rent adjustments, non-recurring other expenses and less recurring capital expenditures. We define recurring capital expenditures as all capital expenditures, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO, Core FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO, Core FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO, Core FFO and AFFO and, accordingly, our FFO, Core FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO, Core FFO and AFFO are significant components in understanding the Company’s financial performance.

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

The following is a reconciliation of the Company’s U.S. GAAP Net Income to the Company’s FFO, Core FFO and AFFO for the fiscal years ended September 30th :

	2017	2016	2015	2014	2013
Net Income Attributable to Common Shareholders	$22,942,234	$20,531,888	$16,998,783	$11,238,262	$12,788,214
Plus: Depreciation Expense (including Discontinued Operations & excluding Corporate Office)	29,478,322	23,931,530	19,625,748	15,908,769	12,877,385
Plus: Amortization of Intangible Assets	1,071,719	1,178,744	1,370,654	1,347,936	1,543,298
Plus: Amortization of Capitalized Lease Costs	855,000	955,881	756,504	505,476	475,142
(Gain) Loss on Sale of Real Estate Investment	95,336	-0-	(5,021,242)	-0-	(345,794)
FFO Attributable to Common Shareholders	54,442,611	46,598,043	33,730,447	29,000,443	27,338,245
Plus: Acquisition Costs	178,526	730,441	1,546,088	481,880	514,699
Plus: Redemption of Preferred Stock	2,467,165	2,942,149	-0-	-0-	-0-
Core FFO Attributable to Common Shareholders	57,088,302	50,270,633	35,276,535	29,482,323	27,852,944
Plus: Stock Compensation Expense	624,706	926,465	448,895	347,002	329,148
Plus: Depreciation of Corporate Office Capitalized Costs	156,676	123,492	79,572	-0-	-0-
Plus: Amortization of Financing Costs	1,234,259	1,116,238	1,286,016	725,745	647,112
Plus: Non-recurring Other Expense (1)	-0-	500,000	-0-	-0-	-0-
Less: Lease Termination Income	-0-	-0-	(238,625)	(1,182,890)	(690,730)
Less: Gain on Sale of Securities Transactions, net	(2,311,714)	(4,398,599)	(805,513)	(2,166,766)	(7,133,252)
Less: Effect of non-cash U.S. GAAP Straight-line Rent Adjustment	(1,027,927)	(1,709,821)	(1,446,264)	(600,745)	(943,785)
Less: Recurring Capital Expenditures	(883,864)	(963,065)	(623,658)	(760,959)	(539,465)
AFFO Attributable to Common Shareholders	$54,880,438	$45,865,343	$33,976,958	$25,843,710	$19,521,972

(1)	Consists of one-time payroll expenditures.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements provide the Company’s current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to the Company. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other risks, uncertainties and factors could cause the Company’s actual results to differ materially from those included in any forward-looking statements the Company makes. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for the Company to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from the Company’s expectations include, among others:

●	the ability of the Company’s tenants to make payments under their respective leases;
●	the Company’s reliance on certain major tenants;
●	the Company’s ability to re-lease properties that are currently vacant or that become vacant;
●	the Company’s ability to obtain suitable tenants for its properties;
●	changes in real estate market conditions, economic conditions in the industrial sector and the market in which the Company’s properties are located and general economic conditions;
●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;
●	the Company’s ability to acquire, finance and sell properties on attractive terms;
●	the Company’s ability to repay debt financing obligations;
●	the Company’s ability to refinance amounts outstanding under its mortgages and credit facilities at maturity on terms favorable to us, or at all;
●	the loss of any member of the Company’s management team;
●	the Company’s ability to comply with debt covenants;
●	the Company’s ability to integrate acquired properties and operations into existing operations;
●	continued availability of proceeds from issuances of the Company’s debt or equity securities;
●	the availability of other debt and equity financing alternatives;
●	market conditions affecting the Company’s investment in marketable securities of other REIT’s;

●	changes in interest rates under the Company’s current credit facility and under any additional variable rate debt arrangements that the Company may enter into in the future;
●	the Company’s ability to successfully implement the Company’s selective acquisition strategy;
●	the Company’s ability to maintain internal controls and procedures to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	declines in the market prices of the Company’s investment securities; and
●	the Company’s ability to qualify as a REIT for federal income tax purposes.

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

Overview

Monmouth Real Estate Investment Corporation, founded in 1968, is one of the oldest public equity REITs in the U.S. The Company is a self-administered and self-managed REIT that seeks to invest in well-located, modern, single tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. At September 30, 2017, the Company held investments in 108 properties totaling approximately 18,790,000 square feet. Total real estate investments were $1,439,121,006 at September 30, 2017. These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. All of these properties are wholly-owned, with the exception of an industrial property in New Jersey, in which the Company owns a 51% controlling equity interest, and a shopping center in New Jersey, in which the Company owns a 67% controlling equity interest.

The Company’s weighted-average lease expiration was 7.9 and 7.4 years as of September 30, 2017 and 2016, respectively, and its average annualized rent per occupied square foot as of September 30, 2017 and 2016 was $5.93 and $5.72, respectively. At September 30, 2017 and 2016, the Company’s occupancy was 99.3% and 99.6%, respectively.

Subsequent to fiscal yearend, on November 1, 2017, the Company leased its previously vacant 36,270 square foot facility located in Urbandale (Des Moines), IA for 10.2 years which increased our current occupancy rate to 99.5%. The Company is under contract to sell its only currently vacant building located in Ft. Myers, FL, for $6,400,000, which is approximately $2,400,000 above the Company’s U.S. GAAP net book carrying value. We anticipate closing the sale of this building during fiscal 2018, subject to customary closing conditions and requirements.

The Company has a concentration of properties leased to FedEx Corporation (FDX). As of September 30, 2017, the Company had approximately 18,790,000 square feet of property, of which approximately 9,391,000 square feet, or 50%, consisting of 58 separate stand-alone leases, were leased to FDX and its subsidiaries (7% to FDX and 43% to FDX subsidiaries). These properties are located in 24 different states. The percentage of rental and reimbursement revenue from FDX and its subsidiaries was 60% for the year ended September 30, 2017, consisting of 7% leased to FDX and 53% leased to FDX subsidiaries. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for fiscal 2017.

In addition to real estate property holdings, the Company held $123,764,770 in marketable REIT securities at September 30, 2017, representing 7.7% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance the Company’s diversification. The securities portfolio provides the Company with additional diversification, liquidity, and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

The Company’s revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property. Rental and Reimbursement Revenue increased $18,629,872, or 20%, for the year ended September 30, 2017 as compared to the year ended September 30, 2016. Total expenses (excluding other income and expense) increased $7,279,509, or 15%, for the year ended September 30, 2017 as compared to the year ended September 30, 2016. The increases were due mainly to the revenue and expenses relating to the property acquisitions made during fiscal 2016 and 2017.

The Company’s Net Income Attributable to Common Shareholders increased $2,410,346, or 12%, for the fiscal year ended September 30, 2017 as compared to the fiscal year ended September 30, 2016 and increased $3,533,105, or 21%, for the fiscal year ended September 30, 2016 as compared to the fiscal year ended September 30, 2015. The increases were due to the purchase of additional properties in fiscal 2017 and 2016.

The Company evaluates its financial performance using Net Operating Income (NOI) from property operations, which is a non-GAAP financial measure that the Company defines as Net Income Attributable to Common Shareholders plus Redemption of Preferred Stock, Preferred Dividends, General and Administrative Expenses, Acquisitions Costs, Depreciation, Amortization of Capitalized Lease Costs and Intangible Assets, Interest Expense, including Amortization of Financing Costs, less Dividend and Interest Income, Gain on Sale of Securities Transactions, Lease Termination Income and Gain on Sale of Real Estate Investment. The components of NOI are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. Other REITs may use different methodologies to calculate NOI and, accordingly, our NOI may not be comparable to all other REITs. NOI increased $16,043,939, or 20%, for the fiscal year ended September 30, 2017 as compared to the fiscal year ended September 30, 2016 and increased $14,901,332, or 23%, for the fiscal year ended September 30, 2016 as compared to the fiscal year ended September 30, 2015. The increase from fiscal year 2016 to 2017 was due to the additional income related to ten industrial properties purchased during fiscal 2017 and the purchase of eight industrial properties during fiscal 2016. The increase from fiscal year 2015 to 2016 was due to the additional income related to eight industrial properties purchased during fiscal 2016 and to ten industrial properties purchased during fiscal 2015.

The following is a reconciliation of the Company’s Net Income Attributable to Common Shareholders to the Company’s NOI for the fiscal years ended September 30, 2017, 2016 and 2015:

	2017	2016	2015
Net Income Attributable to Common Shareholders	$22,942,234	$20,531,888	$16,998,783
Plus: Redemption of Preferred Stock	2,467,165	2,942,149	-0-
Plus: Preferred Dividends	14,861,686	9,020,470	8,607,032
Plus: General and Administrative Expenses	7,809,546	7,936,124	6,305,928
Plus: Acquisition Costs	178,526	730,441	1,546,088
Plus: Depreciation	29,634,998	24,055,022	19,705,320
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	1,824,751	2,032,658	2,067,408
Plus: Interest Expense, including Amortization of Financing Costs	25,754,121	22,953,049	19,844,166
Less: Dividend and Interest Income	(6,930,564)	(5,616,392)	(3,723,867)
Less: Gain on Sale of Securities Transactions, net	(2,311,714)	(4,398,599)	(805,513)
Less: Lease Termination Income	-0-	-0-	(238,625)
Less: Gain on Sale of Real Estate Investment	-0-	-0-	(5,021,242)
Net Operating Income – NOI	$96,230,749	$80,186,810	$65,285,478

The components of the Company’s NOI for the fiscal years ended September 30, 2017, 2016 and 2015 are calculated as follows:

	2017	2016	2015

Rental Revenue	$97,659,778	$81,592,429	$67,059,385
Reimbursement Revenue	15,886,204	13,323,681	10,716,112
Total Rental and Reimbursement Revenue	113,545,982	94,916,110	77,775,497
Real Estate Taxes	(12,427,311)	(10,455,401)	(8,362,135)
Operating Expense	(4,887,922)	(4,273,899)	(4,127,884)
NOI	$96,230,749	$80,186,810	$65,285,478

For the fiscal years ended September 30, 2017, 2016 and 2015, gross revenue, which includes Rental Revenue, Reimbursement Revenue and Dividend and Interest Income totaled $120,476,546, $100,532,502 and $81,499,364, respectively.

Subsequent to fiscal yearend, on November 2, 2017, the Company purchased a newly constructed 121,683 square foot industrial building, situated on 16.2 acres, located in Charleston, SC. The building is 100% net-leased to FDX for 15 years through August 2032. The purchase price was $21,872,170. The Company obtained a 15 year fully-amortizing mortgage loan of $14,200,000 at a fixed interest rate of 4.23%. Annual rental revenue over the remaining term of the lease averages approximately $1,312,000.

The industrial properties purchased, leased and expanded during fiscal 2018 to date increased our current total leasable square feet to approximately 18,912,000 and increased our occupancy rate to 99.5%.

In addition to the property purchased subsequent to the fiscal yearend, as described above, the Company has entered into agreements to purchase three new build-to-suit, industrial buildings that are currently being developed in Florida, Georgia and Oklahoma, consisting of approximately 1,531,000 square feet, with net-leased terms of 10 years each. The purchase price for these properties is approximately $117,437,000. Approximately 1,132,000 square feet, or 74%, is leased to an investment grade tenant or its subsidiary. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions during fiscal 2018. In connection with the three properties, the Company has entered into commitments to obtain three mortgages totaling $72,400,000 at fixed rates ranging from 3.53% to 4.25%, with a weighted average interest rate of 3.75% and with a weighted average maturity of 13.2 years. The Company may make additional acquisitions in fiscal 2018 and fiscal 2019, and the funds for these acquisitions may come from funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, proceeds from the Preferred Stock ATM Program, and proceeds from private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

During the fiscal years ended September 30, 2017, 2016 and 2015, the Company completed a total of nine property expansions, consisting of six building expansions and three parking lot expansions. Two of the parking lot expansions included the purchase of additional land. The six building expansions resulted in approximately 461,000 additional square feet. Total costs for all nine property expansions were approximately $33,092,000 and resulted in total increased annual rent of approximately $3,226,000. Eight completed expansions resulted in new ten year lease extensions for the expanded properties and one completed expansion resulted in a new twelve year lease extension. The weighted average lease extension for these nine property expansions is 10.6 years.

Revenues also include Dividend and Interest Income and Gain on Sale of Securities Transactions, net. The Company holds a portfolio of marketable securities of other REITs with a fair value of $123,764,770 as of September 30, 2017, representing 7.7% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. The Company invests in REIT securities and, from time to time, may use margin debt when an adequate yield spread can be obtained. As of September 30, 2017 and 2016, there was $10,091,417 and $-0- outstanding on the margin loan, respectively. The REIT securities portfolio provides the Company with additional diversification, liquidity, and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of September 30, 2017, the Company’s portfolio consisted primarily of 90% REIT common stocks and 10% REIT preferred stocks, all of which are listed on a national securities exchange. The Company’s weighted-average yield on the securities portfolio for fiscal 2017 was approximately 7.7%. Dividend and Interest income for fiscal 2017 was $6,930,564 compared to $5,616,392 for fiscal 2016. During fiscal 2017, the Company realized $2,311,714 in gains on sale of securities transactions. The Company has unrealized gains of $6,570,565 in its REIT securities portfolio as of September 30, 2017. The dividends received from our securities investments continue to meet our expectations. The Company intends to hold these securities for investment on a long-term basis.

The Company had $10,226,046 in Cash and Cash Equivalents and $123,764,770 in REIT securities as of September 30, 2017. The Company believes that funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, proceeds from the Preferred Stock ATM Program, and proceeds from private placements and public offerings of additional common or preferred stock or other securities, will provide sufficient funds to adequately meet its obligations over the next several years.

The Company has a DRIP, in which participants can purchase stock from the Company at a price of approximately 95% of market value. Amounts received in connection with the DRIP (including dividend reinvestments of $10,125,894, $8,369,146 and $8,489,169 for fiscal years ended 2017, 2016 and 2015, respectively) were $91,931,831, $72,175,797 and $48,404,556 for fiscal years ended 2017, 2016 and 2015, respectively.

On June 29, 2017, the Company entered into the Preferred Stock ATM Program with FBR Capital Markets & Co. in which the Company may, from time to time, offer and sell additional shares of its 6.125% Series C Preferred Stock, with a liquidation preference of $25.00 per share, having an aggregate sales price of up to $100,000,000. The Company began selling shares through the Preferred Stock ATM Program on July 3, 2017. As of September 30, 2017, the Company sold 1,439,445 shares under its Preferred Stock ATM Program at a weighted average price of $25.31 per share, and generated net proceeds, after offering expenses, of approximately $35,730,000.

Subsequent to fiscal yearend to date, the Company sold 820,290 shares under its Preferred Stock ATM Program at a weighted average price of $25.14 per share, and generated net proceeds, after offering expenses, of approximately $20,296,000.

Industrial space demand is very closely correlated to Gross Domestic Product (GDP) growth. Despite eight years of unprecedented monetary stimulus, real annual GDP growth has averaged less than 2.0% over this period. However, there has been significant demand for industrial space and national occupancy rates have continued to increase. The most significant demand driver for modern industrial real estate continues to be ecommerce. Every year, since the turn of the century, the percentage of goods purchased on-line has increased at a 15% annual growth rate. Today, approximately 10% of retail sales have migrated from traditional store sales to on-line sales and this growth in market share is expected to continue. These favorable trends for the industrial real estate sector are expected to be a leading demand driver for the foreseeable future, as consumers continue to embrace the added efficiencies of on-line consumption. New home construction and sales of existing homes has also continued to strengthen. Housing demand typically translates into greater demand for warehouse space. Additionally, automotive sales remain at historic highs and low energy costs have resulted in increased domestic manufacturing. These catalysts have also contributed to rising rental rates in most major industrial markets. The strong financial position of our tenants, together with the long duration of our leases, should enable the Company to continue to perform well despite the slow growth macro-economic environment.

The Company intends to continue to increase its real estate investments in fiscal 2018 and 2019 through acquisitions and expansions of properties. The growth of the real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

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

Real Estate Investments

The Company applies Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-10, Property, Plant & Equipment (ASC 360-10) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that an other than temporary impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

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

The purchase price is further allocated to acquired above and below market leases based on the present value of the difference between prevailing market rates and the in-place lease rates over the remaining term. In addition, any remaining amounts of the purchase price are applied to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease. In-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenant, the tenant’s credit quality and expectations of lease renewals are also considered. Acquired above and below market leases are amortized to rental revenue over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles is amortized to amortization expense over the remaining lease term. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, deferred rent, and the in-place lease value is charged to expense providing the following: (i) there is a signed termination agreement, (ii) all of the conditions of the termination agreement are met, (iii) the tenant is no longer occupying the property and (iv) the termination consideration, if any, is probable of collection.

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (ASU 2017-01). ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or should be accounted for as an asset acquisition, likely resulting in more acquisitions being accounted for as asset acquisitions as opposed to business combinations. Transaction costs are capitalized for asset acquisitions while they are expensed as incurred for business combinations. ASU 2017-01 requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business. ASU 2017-01 also revises the definition of a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. ASU 2017-01 will be effective, on a prospective basis, for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-01 as of April 1, 2017, as permitted under the standard. As a result of the implementation of this update, the Company’s property acquisitions, which under previous guidance were accounted for as business combinations, are now accounted for as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under accounting for business combinations. For the period April 1, 2017 through September 30, 2017, the Company acquired eight properties, for each of which, it was concluded that substantially all of the fair value of the assets acquired with each property acquisition was concentrated in a single identifiable asset and did not meet the definition of a business combination under ASU 2017-01. Therefore, acquisition transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees associated with these property acquisitions were capitalized to real estate investments as part of the purchase price and transaction costs incurred related to acquisitions completed prior to April 1, 2017 were expensed as incurred.

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable.

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

The process entails the analysis of property for instances where the net book value exceeds the estimated fair value. In accordance with ASC 360-10, an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include re-leasing and renewal probabilities upon future lease expirations, vacancy factors, rental growth rates, and capital expenditures.

As part of our review of our property portfolio, we evaluated the two industrial properties that were vacant at September 30, 2017 and evaluated that the sum of the discounted cash flows expected for a potential lease of this property exceeded its historical net cost basis. Management considers on a quarterly basis whether the marketed rent (advertised) or the market rent has decreased or if any additional indicators are present which would indicate a significant decrease in net cash flows. Management may obtain an independent appraisal to assist in evaluating a potential impairment for a property that if it has been vacant for several years. We have also considered the properties which had lease renewals at rental rates lower than the previous rental rates and noted that the sum of the new discounted cash flows expected for the renewed leases exceeded these properties’ historical net cost basis.

Subsequent to fiscal yearend, on November 1, 2017, the Company leased its previously vacant 36,270 square foot facility located in Urbandale (Des Moines), IA for 10.2 years which increased our current occupancy rate to 99.5%. In addition, the Company is under contract to sell its only currently vacant building located in Ft. Myers, FL, for $6,400,000, which is approximately $2,400,000 above the Company’s U.S. GAAP net book carrying value, and anticipates closing this sale during fiscal 2018, subject to customary conditions and requirements.

The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of September 30, 2017, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

The Company classifies its securities among three categories: held-to-maturity, trading, and available-for-sale. The Company’s securities at September 30, 2017 and 2016 are all classified as available-for-sale and are carried at fair value based on quoted market prices. Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in net unrealized holding gains (losses) is reflected as comprehensive income (loss).

Revenue Recognition and Estimates

Rental revenue from tenants with leases having scheduled rental increases are recognized on a straight-line basis over the term of the lease. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred. The reimbursements are recognized and presented gross, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. These occupancy charges are recognized as earned. In addition, an estimate is made with respect to whether a provision for allowance for doubtful tenant and other receivables is necessary. The allowance for doubtful accounts reflects management’s estimate of the amounts of the recorded tenant and other receivables at the balance sheet date that will not be realized from cash receipts in subsequent periods. If cash receipts in subsequent periods vary from our estimates, or if the Company’s tenants’ financial condition deteriorates as a result of operating difficulties, additional changes to the allowance may be required. The Company did not have an allowance for doubtful accounts as of September 30, 2017 or 2016.

Lease Termination Income

Lease Termination Income is recognized in operating revenues providing the following: (i) there is a signed termination agreement, (ii) all of the conditions of the termination agreement are met, (iii) the tenant is no longer occupying the property and (iv) the termination consideration, if any, is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company.

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

Of the Company’s 108 properties, only five leases contain an early termination provision. The Company’s leases with early termination provisions are the 26,340 square foot location in Ridgeland (Jackson), MS, the 38,833 square foot location in Rockford, IL, the recently executed lease for the 36,270 square feet location in Urbandale (Des Moines), IA, the 83,000 square foot location in Roanoke, VA and the 102,135 square foot location in O’Fallon (St. Louis), MO. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include: date termination can be exercised, the time frame that notice must be given by the tenant to the Company and the termination fee that would be required to be paid by the tenant to the Company. The total potential termination fee to be paid to the Company from the five leases with termination provisions amounts to approximately $1,756,000.

Results of Operations

Occupancy and Rent per Occupied Square Foot

The Company’s weighted-average lease expiration was 7.9 and 7.4 years as of September 30, 2017 and 2016, respectively, and its average annualized rent per occupied square foot as of September 30, 2017 and 2016 was $5.93 and $5.72, respectively. At September 30, 2017 and 2016, the Company’s occupancy was 99.3% and 99.6%, respectively.

All improved properties were 100% occupied at September 30, 2017 except for one property consisting of a 36,270 square foot building located in Urbandale (Des Moines), IA and one property consisting of an 87,500 square foot building located in Ft. Myers, FL. Subsequent to fiscal yearend, on November 1, 2017, the Company leased its previously vacant 36,270 square foot facility located in Urbandale (Des Moines), IA for 10.2 years which increased our current occupancy rate to 99.5%. In addition, the Company is under contract to sell its only currently vacant building located in Ft. Myers, FL, for $6,400,000, which is approximately $2,400,000 above the Company’s U.S. GAAP net book carrying value.

Fiscal 2017 Renewals

In fiscal 2017, approximately 10% of our gross leasable area, representing 13 leases totaling 1,539,526 square feet, was set to expire. The Company has renewed 12 of these 13 leases that were set to expire in fiscal 2017. One of the 12 leases (which is with FedEx Ground Package System, Inc. for a property located in Ft. Myers, FL), renewed for only eight months because the tenant moved its operations from our 87,500 square foot facility to our newly constructed facility, which is also located in Ft. Myers, FL. On December 30, 2016, we purchased this newly constructed 213,672 square foot industrial building which is leased for 10 years through September 2026. On September 1, 2017, a parking lot expansion for this property was completed resulting in a new 10 year lease which extended the prior lease expiration date from September 2026 to August 2027. The original 87,500 square foot Ft. Myers, FL facility is under contract to sell for approximately $6,400,000, which is approximately $2,400,000 above the Company’s U.S. GAAP net book carrying value, and is anticipated to close during fiscal 2018, subject to customary closing conditions and requirements.

Excluding the eight-month lease renewal at the original Ft. Myers, FL location, the 11 leases that have renewed during fiscal 2017 represent 1,415,756 square feet, or 92% of the expiring square footage, and have a weighted average lease term of 6.8 years. We have incurred or we expect to incur tenant improvement costs of approximately $3,251,000 and leasing commission costs of approximately $1,383,000 in connection with these 11 lease renewals. The table below summarizes the lease terms of the 11 leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Ft. Myers, FL (3)	FedEx Ground	87,500	$4.95	$4.95	10/31/16	$4.95	$4.95	6/30/17	0.7	$-0-	$-0-

Griffin, GA	Caterpillar	218,120	$5.36	$5.36	11/30/16	$5.36	$5.36	11/30/17	1.0	$-0-	$0.11
Elgin, IL	Joseph T. Ryerson	89,052	5.68	5.68	1/31/17	5.68	5.68	1/31/20	3.0	0.17	0.17
Newington, CT	Kellogg Sales Co.	54,812	6.00	6.00	2/28/17	6.00	6.00	2/29/20	3.0	0.30	0.24
Schaumburg, IL	FedEx Express	73,500	6.88	7.00	3/31/17	6.50	6.50	3/31/27	10.0	0.24	0.13
Tolleson, AZ	Western Container	283,358	4.33	4.59	4/30/17	4.78	4.33	4/30/27	10.0	0.58	0.14
Wheeling, IL	FedEx Ground	123,000	11.26	11.26	5/31/17	10.34	10.34	5/31/27	10.0	0.41	0.21
Punta Gorda, FL	FedEx Express	34,624	8.78	8.78	6/30/17	8.21	8.21	6/30/27	10.0	0.08	0.16
Cudahy, WI	FedEx Ground	139,564	6.45	6.45	6/30/17	5.92	5.92	6/30/27	10.0	0.36	0.12
Charlottesville, VA	FedEx Express	48,064	6.85	6.85	8/31/17	6.85	6.85	8/31/27	10.0	0.29	0.14
Tampa, FL	FedEx Express	95,662	5.91	6.30	9/30/17	6.30	6.30	11/30/27	10.2	0.15	0.12
St. Joseph, MO	Woodstream Corp.	256,000	3.50	3.50	9/30/17	3.57	3.50	9/30/21	4.0	0.01	0.11
	Total (2)	1,415,756

Weighted Average (2)			$5.73	$5.82		$5.70	$5.59		6.8	$0.34	$0.14

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.
(2)	Total and Weighted Average amounts exclude the Ft. Myers, FL property.
(3)	Renewed for only eight months because the tenant moved its operations from our 87,500 square foot facility to our newly constructed 213,672 square foot facility, which is also located in Ft. Myers, FL. The original 87,500 square foot location is under contract to sell for approximately $6,400,000, which is approximately $2,400,000 above the Company’s U.S. GAAP net book carrying value.

Excluding the eight-month lease renewal at the original Ft. Myers, FL location, representing 6% of the space coming up for renewal in fiscal 2017, the remaining 11 lease renewals resulted in a weighted average term of 6.8 years and a U.S. GAAP straight-line weighted average lease rate of $5.70 per square foot. The renewed weighted average initial cash rent per square foot is $5.59. This compares to the former weighted average rent of $5.73 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $5.82 per square foot, representing a decrease in the weighted average lease rate of 0.5% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 4.0% on a cash basis.

Regarding the remaining lease that expired during fiscal 2017, we were informed by the tenant that they would not be renewing its lease. This tenant leased our 36,270 square feet facility in Urbandale (Des Moines), IA through May 31, 2017. This facility represents 2% of the space that was up for renewal in fiscal 2017. In July 2017, we entered into a 10.2 year lease agreement with FBM Gypsum Supply of Illinois, LLC through December 31, 2027 for this 36,270 square foot building located in Urbandale (Des Moines), IA. The new lease commenced on November 1, 2017, with two months of free rent, after which initial annual rent of $159,588, representing $4.40 per square foot, will commence, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of approximately $172,000, representing $4.74 per square foot over the life of the lease. This compares to the former average straight-lined rent of $3.56 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $3.88 per square foot, representing an increase in the average lease rate of 33.1% on a U.S. GAAP straight-line basis and an increase in the lease rate of 13.4% on a cash basis. The tenant will have a one-time early termination option that may be exercised on December 31, 2025, provided that the tenant gives us six months notice and pays a termination fee equal to three months of rent, plus operating and other costs.

Fiscal 2018 Renewals

In fiscal 2018, approximately 8% of our gross leasable area, representing 16 leases totaling 1,546,637 square feet, is set to expire. As of the date of this Annual Report, 3 of the 16 leases have renewed. The three leases that have renewed thus far represent 298,155 square feet, or 19% of the expiring square footage, and have a weighted average lease term of 6.9 years.

We have incurred or we expect to incur tenant improvement costs of approximately $265,000 and leasing commission costs of approximately $249,000 in connection with these three lease renewals. The table below summarizes the lease terms of the three leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Chattanooga, TN	FedEx Express	60,637	$5.13	$5.13	10/31/17	$5.26	$5.26	10/31/22	5.0	$0.43	$0.11
Orlando, FL	FedEx Express	110,638	5.69	6.02	11/30/17	6.02	6.02	11/30/27	10.0	0.12	0.12
St. Joseph, MO	Altec Industries	126,880	2.75	2.75	2/28/18	2.94	2.87	2/28/23	5.0	0.01	0.13
	Total	298,155

Weighted Average			$4.32	$4.45		$4.55	$4.52		6.9	$0.13	$0.12

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

These three lease renewals result in a weighted average term of 6.9 years and a U.S. GAAP straight-line weighted average lease rate of $4.55 per square foot. The renewed weighted average initial cash rent per square foot is $4.52. This compares to the former weighted average rent of $4.32 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $4.45 per square foot, representing an increase in the weighted average lease rate of 5.3% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 1.6% on a cash basis.

Two of the remaining leases set to expire during fiscal 2018 are leased to Kellogg Sales Company (Kellogg) at our 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and at our 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg has informed us that they will not be renewing their leases at these two properties. We have entered into separate agreements to sell these two properties and anticipate the sales will close during fiscal 2018, subject to customary closing conditions and requirements. We have entered into an agreement to sell the Kansas City, MO property for approximately $4,900,000, which is approximately $1,200,000 above the Company’s U.S. GAAP net book carrying value and we have entered into an agreement to sell the Orangeburg, NY property for approximately $6,170,000, which is approximately $4,700,000 above the Company’s U.S. GAAP net book carrying value. In conjunction with the sale of these two properties, we expect to enter into a lease termination agreement for each property whereby the Company will receive a termination fee from Kellogg in an amount equal to a percentage (95% for the Orangeburg, NY property and 75% for the Kansas City, MO property) of the then remaining rent due under each lease for the period from the closing date for the respective sale transactions (which will be the dates of the respective lease terminations) to the end of the respective lease terms.

Another remaining lease set to expire during fiscal 2018 is leased to Caterpillar Logistics Services, Inc. (Caterpillar) at our 218,120 square foot facility located in Griffin, GA through December 31, 2017. In September 2017, we entered into a three year lease agreement with Rinnai America Corporation through December 31, 2020 for this location. The new lease will commence on January 1, 2018, with initial annual rent of $807,044, representing $3.70 per square foot, with 3.0% annual increases thereafter, resulting in a straight-line annualized rent of $831,000, representing $3.81 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line and the former cash rent of $5.36 per square foot, representing a decrease in the average lease rate of 28.9% on a U.S. GAAP straight-line basis and a decrease in the lease rate of 31.0% on a cash basis.

One of our tenants that leases 80,856 square feet at our 255,658 square foot building located in Monaca (Pittsburg), PA has informed us that they will not be renewing their lease, which is set to expire on November 30, 2017.

The remaining nine leases that are still set to expire during fiscal 2018 are currently under discussion.

On September 30, 2017, the Company had a weighted average lease maturity of 7.9 years with weighted average gross annualized rent scheduled to expire each year of 7.5%.

Acquisitions and Expansions During Fiscal 2017

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

On December 30, 2016, the Company purchased a newly constructed 213,672 square foot industrial building located in Ft. Myers, FL. The building is 100% net-leased to FedEx Ground Package System, Inc. for 10 years through September 2026. The purchase price was $21,001,538. The Company obtained a 15 year fully-amortizing mortgage loan of $14,500,000 at a fixed interest rate of 3.97%. Annual rental revenue over the remaining term of the lease averages approximately $1,365,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $201,538 to an Intangible Asset associated with the lease in-place. On September 1, 2017, a parking lot expansion for this property was completed for a cost of approximately $862,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2026 to August 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $53,000 from approximately $1,365,000, or $6.39 per square foot to approximately $1,418,000, or $6.64 per square foot.

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

On September 19, 2017, the Company purchased a newly constructed 298,472 square foot industrial building located in Kenton, OH. The building is 100% net leased to International Paper Company for 10 years through August 2027. The purchase price was $18,299,032. The Company obtained a 15 year fully-amortizing mortgage loan of $12,000,000 at a fixed interest rate of 4.45%. Annual rental revenue over the remaining term of the lease averages approximately $1,243,000.

On September 29, 2017, the Company purchased a newly constructed 219,765 square foot industrial building located in Stow, OH. The building is 100% net leased to Mickey Thompson Performance Tires and Wheels for 10 years through August 2027. The purchase price was $19,500,000. The Company obtained a 15 year fully-amortizing mortgage loan of $12,700,000 at a fixed interest rate of 4.17%. Annual rental revenue over the remaining term of the lease averages approximately $1,500,000.

Expansions

On October 1, 2016, a 50,625 square foot expansion of the building leased to FedEx Ground Package System, Inc. located in Edinburg, TX was completed for a cost of approximately $4,762,000, resulting in a new 10 year lease, which extended the prior lease expiration date from September 2021 to September 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $499,000 from approximately $598,000, or $5.26 per square foot, to approximately $1,097,000, or $6.68 per square foot.

As discussed above, on September 1, 2017, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Ft. Myers, FL was completed for a cost of approximately $862,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2026 to August 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $53,000 from approximately $1,365,000, or $6.39 per square foot to approximately $1,418,000, or $6.64 per square foot.

Comparison of Year Ended September 30, 2017 to Year Ended September 30, 2016

The following tables summarize the Company’s rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category. For the purposes of the following discussion, same properties are properties owned as of October 1, 2015 that have not been subsequently expanded or sold.

Acquired Properties are properties that were acquired subsequent to September 30, 2015. Eighteen properties were acquired during fiscal 2017 and fiscal 2016. Acquired properties include the properties located in Concord (Charlotte), NC; Covington (New Orleans), LA; Imperial (Pittsburgh), PA; Burlington (Seattle/Everett), WA; Colorado Springs, CO; Louisville, KY; Davenport (Orlando), FL and Olathe (Kansas City), KS (all acquired in fiscal 2016) and Hamburg (Buffalo), NY; Ft. Myers, FL; Walker (Grand Rapids), MI; Mesquite (Dallas), TX; Aiken (Augusta, GA), SC; Homestead (Miami), FL; Oklahoma City, OK; Concord (Charlotte), NC; Kenton, OH and Stow, OH (all acquired in fiscal 2017).

During fiscal 2017 and 2016, there were five property expansions completed at the properties located in Olive Branch (Memphis, TN), MS; Huntsville, AL; Tampa, FL (FedEx Ground); Edinburg, TX and Ft. Myers, FL. Expanded Properties include these properties that were expanded subsequent to September 30, 2015, with the exception of the property located in Ft. Myers, FL. Since this property was acquired in fiscal 2017 and subsequently expanded, it is therefore included in Acquired Properties instead of being included in Expanded Properties.

Sold property consists of one property located in White Bear Lake (Minneapolis/St. Paul), MN that was sold on October 27, 2016.

As of September 30, 2017 and 2016, the occupancy rates of the Company’s total property portfolio were 99.3% and 99.6%, respectively. Subsequent to fiscal yearend, on November 1, 2017, the Company leased its previously vacant 36,270 square foot facility located in Urbandale (Des Moines), IA for 10.2 years which increased our current occupancy rate to 99.5%. In addition, the Company is under contract to sell its only currently vacant building located in Ft. Myers, FL, for $6,400,000.

Rental Revenues	2017	2016	$ Change	% Change

Same Properties	$70,047,915	$70,082,404	$(34,489)	(0)%
Acquired Properties	21,360,523	6,573,225	14,787,298	225%
Expanded Properties	6,251,340	4,936,800	1,314,540	27%
Sold Property	-0-	-0-	-0-	0%
Total	$97,659,778	$81,592,429	$16,067,349	20%

The increase in rental revenues is mainly due to the increase from the newly acquired properties and expanded properties.

Reimbursement Revenues	2017	2016	$ Change	% Change

Same Properties	$13,012,654	$12,151,466	$861,188	7%
Acquired Properties	1,828,702	215,438	1,613,264	749%
Expanded Properties	1,017,657	956,777	60,880	6%
Sold Property	27,191	-0-	27,191	-
Total	$15,886,204	$13,323,681	$2,562,523	19%

Our single tenant properties are subject to net leases, which require the tenants to absorb the real estate taxes, insurance and the majority of the repairs and maintenance. As such, the Company is reimbursed by the tenants for these expenses. Therefore, the increase in reimbursement revenues is offset by the increase in Real Estate Taxes and the increase in Operating Expenses, which includes insurance, repairs and maintenance and other operating expenses. In addition, the increase in reimbursement revenues is mainly due to the increase from the newly acquired properties.

Real Estate Taxes	2017	2016	$ Change	% Change

Same Properties	$10,301,781	$9,521,967	$779,814	8%
Acquired Properties	1,442,973	157,350	1,285,623	817%
Expanded Properties	673,702	660,994	12,708	2%
Sold Property	8,855	115,090	(106,235)	(92)%
Total	$12,427,311	$10,455,401	$1,971,910	19%

The increase in real estate taxes is mainly due to the newly acquired properties. The increase from same properties is mainly due to an increase in assessment values.

Operating Expenses	2017	2016	$ Change	% Change

Same Properties	$3,900,093	$3,795,817	$104,276	3%
Acquired Properties	506,964	92,184	414,780	450%
Expanded Properties	348,491	343,029	5,462	2%
Sold Property	132,374	42,869	89,505	209%
Total	$4,887,922	$4,273,899	$614,023	14%

The increase in operating expenses is mainly due to the newly acquired properties.

Net Operating Income (NOI)*	2017	2016	$ Change	% Change

Same Properties	$68,858,695	$68,916,086	$(57,391)	(0)%
Acquired Properties	21,239,288	6,539,129	14,700,159	225%
Expanded Properties	6,246,804	4,889,554	1,357,250	28%
Sold Property	(114,038)	(157,959)	43,921	28%
Total	$96,230,749	$80,186,810	$16,043,939	20%

The increase in NOI is mainly due to the newly acquired properties and expanded properties.

* The revenue and expense items related to property operations discussed above are components of NOI which are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses. NOI is a non-GAAP performance measure. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview” for a reconciliation of our Net Operating Income to our Net Income Attributable to Common Shareholders.

Depreciation	2017	2016	$ Change	% Change

Same Properties	$20,846,253	$20,554,181	$292,072	1%
Acquired Properties	7,076,142	2,078,557	4,997,585	240%
Expanded Properties	1,704,597	1,326,210	378,387	29%
Sold Property	8,006	96,074	(88,068)	(92)%
Total	$29,634,998	$24,055,022	$5,579,976	23%

The increase in depreciation expense is mainly due to the newly acquired and expanded properties.

Interest Expense, excluding Amortization of Financing Costs	2017	2016	$ Change	% Change

Same Properties	$13,264,189	$16,408,865	$(3,144,676)	(19)%
Acquired Properties	7,406,520	1,805,226	5,601,294	310%
Expanded Properties	1,250,107	991,826	258,281	26%
Sold Property	-0-	-0-	-0-	0%
Loans Payable	2,599,046	2,630,894	(31,848)	(1)%
Total	$24,519,862	$21,836,811	$2,683,051	12%

The increase in interest expense is mainly due to the acquisition of new properties. Interest expense for same properties decreased mainly due to the reduction in the outstanding fixed rate mortgage balance related to these properties. The outstanding fixed rate mortgage balance related to these properties was reduced mainly due to the payoff of 16 fixed rate mortgage loans totaling approximately $40,037,000 and regularly scheduled principal amortization payments made during fiscal 2017. In addition, the weighted average interest rate on the Company’s fixed rate debt decreased from 4.48% as of September 30, 2016 to 4.18% as of September 30, 2017.

Acquisition Costs

Acquisition costs that were expensed in the Consolidated Statement of Income decreased $551,915, or 76% during fiscal 2017 as compared to fiscal 2016. As a result of adopting ASU 2017-01, effective as of April 1, 2017, as permitted under the standard, the Company no longer accounts for its property acquisitions as business combinations and instead accounts for its property acquisitions as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized to real estate investments as part of the purchase price as opposed to being expensed as Acquisition Costs under the accounting treatment for business combinations previously used. Therefore, as of April 1, 2017, the Company no longer is required to expense its Acquisition Costs. Two properties totaling approximately $56,102,000 were acquired during the first half of fiscal 2017, prior to April 1, 2017 and eight properties totaling approximately $210,747,000 were acquired during fiscal 2016.

General and Administrative Expenses

General and administrative expenses decreased $126,578, or 2%, during fiscal 2017 as compared to fiscal 2016. The decrease in fiscal 2017 was partially due to a one-time $400,000 cash signing bonus granted to the President and Chief Executive Officer in accordance with his amended employment agreement during fiscal 2016 and due to a one-time $100,000 severance payment made to a former employee during fiscal 2016. Additionally, during fiscal 2016, the Founder and Chairman of the Board was granted a discretionary award of 40,000 shares of restricted stock which vest in equal annual installments over the next five years and has a grant date fair value of $13.64 per share, for a total grant date fair value of $545,600. Since the Founder and Chairman of the Board is of retirement age, the entire fair value of the grant was fully expensed on the grant date during fiscal 2016. These one-time fiscal 2016 expenses were partially offset by increases in all employees’ wage rates and professional fees incurred during fiscal 2017. General and administrative expenses, as a percentage of gross revenue, (which includes Rental Revenue, Reimbursement Revenue and Dividend and Interest Income), decreased to 6% for fiscal year 2017 from 8% for fiscal year 2016. General and administrative expenses, as a percentage of undepreciated assets (which is the Company’s total assets excluding accumulated depreciation), decreased to 48 basis points from 58 basis points for the fiscal years 2017 and 2016, respectively.

Dividend and Interest Income

Dividend and Interest Income increased $1,314,172, or 23%, during fiscal 2017 as compared to fiscal 2016. This is mainly due to the higher average carrying value of the REIT securities portfolio during the fiscal year ended September 30, 2017 as compared to during the fiscal year ended September 30, 2016. The REIT securities portfolio weighted average yield for fiscal 2017 was approximately 7.7% as compared to 8.0% for fiscal 2016.

Realized Gain on Sales of Securities Transactions, net

Realized gain on sales of securities transactions, net consisted of the following:

	2017	2016

Gross realized gains	$2,320,561	$4,403,724
Gross realized losses	(8,847)	(5,125)
Total Realized Gain on Sales of Securities Transactions, net	$2,311,714	$4,398,599

The Company had an accumulated net unrealized gain on its securities portfolio of $6,570,565 as of September 30, 2017.

Comparison of Year Ended September 30, 2016 to Year Ended September 30, 2015

The following tables summarize the Company’s rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category. For the purposes of the following discussion, same properties are properties owned as of October 1, 2014 that have not been subsequently expanded or sold.

Acquired properties are properties that were acquired subsequent to September 30, 2014. Eighteen properties were acquired during fiscal 2016 and fiscal 2015. Acquired properties include the properties located in Lindale (Tyler), TX; Sauget (St. Louis, MO), IL; Rockford, IL; Kansas City, MO; Frankfort (Lexington), KY; Jacksonville, FL; Monroe (Cincinnati), OH; Greenwood (Indianapolis), IN; Ft. Worth (Dallas), TX and Cincinnati, OH (all acquired in fiscal 2015) and Concord (Charlotte), NC; Covington (New Orleans), LA; Imperial (Pittsburgh), PA; Burlington (Seattle/Everett), WA; Colorado Springs, CO; Louisville, KY; Davenport (Orlando), FL and Olathe (Kansas City), KS (all acquired in fiscal 2016).

Seven property expansions were completed during fiscal 2016 and fiscal 2015. Expanded properties include the properties located in Monaca (Pittsburgh), PA (NF&M); Oklahoma City, OK; El Paso, TX; Waco, TX; Olive Branch (Memphis, TN), MS; Huntsville, AL and Tampa, FL (FedEx Ground).

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

Real Estate Taxes	2016	2015	$ Change	% Change

Same Properties	$7,785,127	$6,756,066	$1,029,061	15%
Acquired Properties	1,302,240	203,630	1,098,610	540%
Expanded Properties	1,368,034	1,328,715	39,319	3%
Sold Property	-0-	73,724	(73,724)	(100)%
Total	$10,455,401	$8,362,135	$2,093,266	25%

The increase in real estate taxes is mainly due to the newly acquired properties as well as increased assessment values on expanded properties.

Operating Expenses	2016	2015	$ Change	% Change

Same Properties	$3,180,529	$3,410,422	$(229,893)	(7)%
Acquired Properties	656,576	265,964	390,612	147%
Expanded Properties	436,794	418,517	18,277	4%
Sold Property	-0-	32,981	(32,981)	(100)%
Total	$4,273,899	$4,127,884	$146,015	4%

The increase in operating expenses is mainly due to the newly acquired properties.

Net Operating Income (NOI)*	2016	2015	$ Change	% Change

Same Properties	$51,632,507	$49,702,824	$1,929,683	4%
Acquired Properties	19,833,107	7,652,178	12,180,929	159%
Expanded Properties	8,721,196	7,465,931	1,255,265	17%
Sold Property	-0-	464,545	(464,545)	(100)%
Total	$80,186,810	$65,285,478	$14,901,332	23%

The increase in NOI is mainly due to the newly acquired properties and expanded properties.

* The revenue and expense items related to property operations discussed above are components of NOI which are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses. NOI is a non-GAAP performance measure. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview” for a reconciliation of our Net Operating Income to our Net Income Attributable to Common Shareholders.

Depreciation	2016	2015	$ Change	% Change

Same Properties	$15,404,749	$15,012,514	$392,235	3%
Acquired Properties	6,338,685	2,554,254	3,784,431	148%
Expanded Properties	2,311,588	2,007,934	303,654	15%
Sold Property	-0-	130,618	(130,618)	(100)%
Total	$24,055,022	$19,705,320	$4,349,702	22%

The increase in depreciation expense is mainly due to the newly acquired properties. Depreciation expense from same properties and expanded properties increased mainly due to additional capital improvements being depreciated within fiscal 2016.

Interest Expense, excluding Amortization of Financing Costs	2016	2015	$ Change	% Change

Same Properties	$10,928,101	$12,654,443	$(1,726,342)	(14%)
Acquired Properties	6,658,906	2,619,581	4,039,325	154%
Expanded Properties	1,618,910	1,753,903	(134,993)	(8)%
Sold Property	-0-	71,287	(71,287)	(100)%
Loans Payable	2,630,894	1,458,936	1,171,958	80%
Total	$21,836,811	$18,558,150	$3,278,661	18%

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

General and Administrative Expenses

General and administrative expenses increased $1,630,196, or 26%, during fiscal 2016 as compared to fiscal 2015. The increase in fiscal 2016 was partially due to a one-time $400,000 cash signing bonus granted to the President and Chief Executive Officer in accordance with his amended employment agreement during fiscal 2016 and due to a one-time $100,000 severance payment made to a former employee during fiscal 2016. Additionally, during fiscal 2016, the Founder and Chairman of the Board was granted a discretionary award of 40,000 shares of restricted stock which will vest in equal annual installments over the next five years and has a grant date fair value of $13.64 per share, for a total grant date fair value of $545,600. Since the Founder and Chairman of the Board is of retirement age, the entire fair value of the grant was fully expensed on the grant date. Furthermore, the amended employment agreements for the Founder and Chairman of the Board, as well as for the President and Chief Executive Officer, each includes certain performance goals that, once met, entitle them to receive annual cash bonuses. Certain levels of each performance goal were met during fiscal 2016, resulting in $345,000 of bonuses being accrued and expensed as of September 30, 2016. The remaining increase was primarily due to an increase in all employees’ wage rates. General and administrative expenses, as a percentage of gross revenue (which includes Rental Revenue, Reimbursement Revenue and Dividend and Interest Income), remained in-line, at 8% for fiscal years 2016 and 2015. General and administrative expenses, as a percentage of undepreciated assets (which is the Company’s total assets excluding accumulated depreciation), decreased to 58 basis points from 61 basis points for the fiscal years 2016 and 2015, respectively.

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

Dividend and Interest Income

Dividend and Interest Income increased $1,892,525, or 51%, during fiscal 2016 as compared to fiscal 2015. This is mainly due to the higher average carrying value of the REIT securities portfolio during the fiscal year ended September 30, 2016 compared to during the fiscal year ended September 30, 2015. The REIT securities portfolio weighted average yield for fiscal 2016 was approximately 8.0% as compared to 7.6% for fiscal 2015.

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

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements.

Contractual Obligations

The following is a summary of the Company’s contractual obligations as of September 30, 2017:

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Mortgage Notes Payable	$598,962,567	$47,115,220	$95,323,957	$102,544,414	$353,978,976
Interest on Mortgage Notes Payable	158,030,015	23,952,986	40,932,697	32,977,431	60,166,901
Loans Payable	120,091,417	10,091,417	110,000,000	-0-	-0-
Interest on Loans Payable	9,908,874	3,440,874	6,468,000	-0-	-0-
Purchase of Properties	139,309,139	139,309,139	-0-	-0-	-0-
Expansions of Existing Properties	2,065,755	2,065,755	-0-	-0-	-0-
Operating Lease Obligation	425,290	99,400	199,865	126,025	-0-
Retirement Benefits	650,000	50,000	100,000	-0-	500,000
Total	$1,029,443,057	$226,124,791	$253,024,519	$135,647,870	$414,645,877

Mortgage notes payable represents the principal amounts outstanding by scheduled maturity as of September 30, 2017. Interest is payable on these mortgages at fixed rates ranging from 3.45% to 7.60%, with a weighted average interest rate of 4.18%. As of September 30, 2017, the weighted average loan maturity of the mortgage notes payable is 11.6 years. This compares to a weighted average interest rate of 4.48% as of September 30, 2016 and a weighted average loan maturity of the mortgage notes payable of 10.5 years as of September 30, 2016. The Mortgage Notes Payable in the above table does not include a 15 year, fully-amortizing mortgage loan of $14,200,000 at a fixed interest rate of 4.23%, which was obtained in connection with the purchase of one property for $21,872,170 subsequent to the fiscal yearend. The cost of this acquisition, purchased subsequent to yearend, is included in the Purchase of Properties in the above table. In addition, the Mortgage Notes Payable in the above table does not include commitments the Company has entered into to obtain three mortgages totaling $72,400,000 at fixed rates ranging from 3.53% to 4.25%, with a weighted average interest rate of 3.75% and with a weighted average maturity of 13.2 years.

As of September 30, 2017, Loans Payable represented the amount drawn down on the Company’s $200,000,000 unsecured line of credit facility (the Facility) in the amount of $110,000,000 and the amount drawn down on the Company’s margin line of credit on its marketable securities in the amount of $10,091,417. The Facility matures in September 2020 with a one-year extension at the Company’s option (subject to various conditions as specified in the loan agreement). During the 12 months ended September 30, 2017, the Company had net draws of $34,000,000 under the Facility. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a 7.0% capitalization rate to the NOI generated by the Company’s unencumbered, wholly-owned industrial properties. Borrowings under the Facility, will, at the Company’s election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company’s leverage ratio, or ii) bear interest at BMO Capital Markets’ (BMO) prime lending rate plus 40 basis points to 120 basis points, depending on the Company’s leverage ratio. The Company’s borrowings as of September 30, 2017, based on the Company's leverage ratio as of September 30, 2017, bear interest at LIBOR plus 170 basis points, which was at an interest rate of 2.94% as of September 30, 2017. In addition, the Company has a $100,000,000 accordion feature, bringing the total potential availability under the Facility (subject to various conditions as specified in the loan agreement) up to $300,000,000.

The Company also invests in equity securities of other REITs which provides the Company with additional diversification, liquidity, and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, the Company may borrow up to 50% of the value of the marketable securities, which was $123,764,770 as of September 30, 2017. As of September 30, 2017, the Company had borrowings of $10,091,417 under its margin line, bearing interest at 2.05%.

The contractual obligation for the Interest on Loans Payable amount is determined using an interest rate of 2.94% on the amount drawn down on the unsecured line of credit facility and is determined using an interest rate of 2.05% for interest on the amount drawn down on the margin loan.

Purchase of properties represents commitments the Company had entered into as of September 30, 2017 to purchase four industrial properties totaling approximately 1,653,000 square feet. One of the four properties, amounting to $21,872,170 and totaling 121,683 square feet, was acquired subsequent to the fiscal yearend. The Company expects to close on the remaining properties, amounting to approximately $117,437,000 and totaling approximately 1,531,000 square feet, during fiscal 2018, subject to satisfactory completion of due diligence and other customary closing conditions and requirements.

Expansions of existing properties represents the remaining costs expected to be incurred as of September 30, 2017 in connection with two parking lot expansions for properties leased to FedEx Ground Package System, Inc. located in Ft. Myers, FL and Indianapolis, IN. The expansion at the property located in Ft. Myers, FL was substantially completed on September 1, 2017 for a cost of approximately $862,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2026 to August 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $53,000 from approximately $1,365,000, or $6.39 per square foot to approximately $1,418,000, or $6.64 per square foot. The expansion at the property located in Indianapolis, IN was completed on November 1, 2017 for a total project cost of approximately $1,840,000, resulting in a new 10 year lease which extended the prior lease expiration date from April 2024 to October 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $184,000 from approximately $1,533,000, or $4.67 per square foot, to approximately $1,717,000, or $5.24 per square foot.

Operating lease obligation represents a lease for the Company’s corporate office. Rent for the Company’s corporate office space is at an annual rate of $99,400 or $17.50 per square foot through December 2019 and $100,820 or $17.75 per square foot from January 2020 to December 2021. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, owns a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located. Management believes that the aforesaid rent is no more than what the Company would pay for comparable space elsewhere.

Retirement Benefits of $650,000 represent the total future amount to be paid, on an undiscounted basis, relating to one executive officer, Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company. These benefits are based upon a specific employment agreement. The agreement does not require the Company to separately fund the obligation and therefore these amounts will be paid from the general assets of the Company. The Company has accrued these benefits on a present value basis over the term of the employment agreement.

Liquidity and Capital Resources

The Company operates as a REIT deriving its income primarily from real estate rental operations. The Company’s shareholders’ equity increased from $597,858,098 as of September 30, 2016 to $712,865,696 as of September 30, 2017, due the issuance of 6,632,713 shares of common stock in the amount of $91,931,831 through the DRIP, stock compensation expense of $624,706, exercise of stock options consisting of 65,000 shares for total proceeds of $469,300, Net Income Attributable to common shareholders of $22,942,234, the issuance of 3,000,000 shares issued in connection with an underwritten public offering of its 6.125% Series C Cumulative Redeemable Preferred Stock, net of offering costs in the amount of $71,003,093 and the issuance of 1,439,445 shares issued in connection with the Preferred Stock ATM Program of its 6.125% Series C Cumulative Redeemable Preferred Stock, net of offering costs in the amount of approximately $35,730,000. The increases were partially offset by payments of cash distributions paid to common shareholders of $46,289,248, the net decrease in unrealized gain on investments of $6,371,702 and the redemption of 7.875% Series B Cumulative Redeemable Preferred Stock, at a redemption price of $25.00 per share, totaling $57,500,000. See further discussion below.

The Company’s ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and its securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the DRIP, proceeds from the Preferred Stock ATM Program, proceeds from public offerings and private placements of additional common or preferred stock or other securities, and access to the capital markets. Purchases of new properties, payments of expenses related to real estate operations, capital improvement programs, debt service, general and administrative expenses, and distribution requirements place demands on the Company’s liquidity.

The Company intends to operate its properties from the cash flows generated by the properties. However, the Company’s expenses are affected by various factors, including inflation. Increases in operating expenses are predominantly borne by the tenant. To the extent that these increases cannot be passed on through rent reimbursements, these increases will reduce the amount of available cash flow which can adversely affect the market value of the property.

As of September 30, 2017, the Company had $10,226,046 in Cash and Cash Equivalents and $123,764,770 in marketable securities. In addition, as of September 30, 2017, the Company also had $90,000,000 available on its Facility. The Facility provides for up to $200,000,000 in available borrowings with a $100,000,000 accordion feature, bringing the total potential availability up to $300,000,000, subject to certain conditions.

The Company has been raising equity capital through its DRIP, Preferred Stock ATM Program, registered direct placements, the public sale of common and preferred stock and through its free cash flow generated from its investments in net-leased industrial properties. The Company believes that funds generated from operations, the DRIP, the Preferred Stock ATM Program and bank borrowings, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next few years.

As of September 30, 2017, the Company owned 108 properties of which 59 are subject to mortgages. On August 27, 2015, the Company replaced its prior $60,000,000 unsecured revolving line of credit with the Facility. The Facility is syndicated with three banks led by BMO, as sole lead arranger, sole book runner, and Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (J.P. Morgan) and RBC Capital Markets (RBC) as co-syndication agents. The Facility provided for up to $130,000,000 in available borrowings with a $70,000,000 accordion feature, bringing the total potential availability up to $200,000,000, subject to certain conditions. The Facility was set to mature in August 2019 and had a one-year extension option, at the option of the Company. On September 30, 2016, the Company entered into an amendment to the Facility (the Amendment), pursuant to which the Company exercised the $70,000,000 accordion feature under the Facility, bringing the maximum availability under the Facility to $200,000,000, and amended the Facility to provide an additional $100,000,000 accordion feature, bringing the total potential availability up to $300,000,000, subject to certain conditions, including, without limitation, obtaining commitments from additional lenders. In addition, the Amendment extended the maturity date of the Facility from August 27, 2019 to September 30, 2020, with a one-year extension option, at the option of the Company, subject to certain conditions. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a 7.0% capitalization rate to the NOI generated by the Company’s unencumbered, wholly-owned industrial properties. Borrowings under the Facility, will, at the Company’s election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company’s leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on the Company’s leverage ratio. The Company’s borrowings as of September 30, 2017, based on the Company's leverage ratio as of September 30, 2017, bear interest at LIBOR plus 170 basis points, which was at an interest rate of 2.94% as of September 30, 2017. As of September 30, 2017, $110,000,000 was drawn down under the Facility.

The Company also uses margin loans from time to time for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. The interest rate charged on the margin loans is the bank’s margin rate and was 2.05% and 2.00% as of September 30, 2017 and 2016, respectively. The margin loans are due on demand and are collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 50%. At September 30, 2017 and 2016, there was $10,091,417 and $-0- outstanding under the margin loans, respectively.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through long-term, fixed rate mortgages.

During fiscal 2017, the Company purchased 10 industrial properties totaling approximately 2,784,000 square feet with net-leased terms ranging from seven to fifteen years, resulting in a weighted average lease maturity of 13.4 years. Approximately 1,840,000 square feet, or 66%, is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation (FDX). The aggregate purchase price for the 10 properties was approximately $286,521,000 and they are located in Florida, Michigan, New York, North Carolina, Ohio, Oklahoma, South Carolina and Texas. These 10 properties generate annualized rental income over the life of their leases of approximately $18,953,000. The funds for these 10 acquisitions were provided by 10 property level mortgage loans totaling $188,809,000, draws from the Facility and cash on hand. The 10 mortgages have a weighted average interest rate of 3.90% and a weighted average maturity of 14.9 years.

Subsequent to fiscal yearend, on November 2, 2017, the Company purchased a newly constructed 121,683 square foot industrial building, situated on 16.2 acres, located in Charleston, SC. The building is 100% net-leased to FDX for 15 years through August 2032. The purchase price was $21,872,170. The Company obtained a 15 year fully-amortizing mortgage loan of $14,200,000 at a fixed interest rate of 4.23%. Annual rental revenue over the remaining term of the lease averages approximately $1,312,000.

The industrial properties purchased, leased and expanded during fiscal 2018 to date increased our current total leasable square feet to approximately 18,912,000 and increased our occupancy rate to 99.5%.

In addition to the property purchased subsequent to the fiscal yearend, as described above, the Company has entered into agreements to purchase three new build-to-suit, industrial buildings that are currently being developed in Florida, Georgia and Oklahoma, consisting of approximately 1,531,000 square feet, with net-leased terms of 10 years each. The purchase price for these properties is approximately $117,437,000. Approximately 1,132,000 square feet, or 74%, is leased to an investment grade tenant or its subsidiary. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions during fiscal 2018. In connection with the three properties, the Company has entered into commitments to obtain three mortgages totaling $72,400,000 at fixed rates ranging from 3.53% to 4.25%, with a weighted average interest rate of 3.75% and with a weighted average maturity of 13.2 years. The Company may make additional acquisitions in fiscal 2018 and fiscal 2019, and the funds for these acquisitions may come from funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, proceeds from the Preferred Stock ATM Program and proceeds from private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

In addition to the two properties purchased subsequent to the fiscal yearend, as described above, the Company has entered into agreements to purchase two new build-to-suit, industrial buildings that are currently being developed in Florida and Georgia, consisting of approximately 1,231,000 square feet, with net-leased terms of 10 years. The purchase price for these properties is approximately $87,187,000. Approximately 832,000 square feet, or 68%, is leased to an investment grade tenant or its subsidiary. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions during fiscal 2018. In connection with the two properties, the Company has entered into commitments to obtain two mortgages totaling $52,800,000 at fixed rates ranging from 3.53% to 4.25%, with a weighted average interest rate of 3.80% and with a weighted average maturity of 14.4 years. One of these mortgages will be a 15 year, fully-amortizing loan and one will be a 14 year, fully-amortizing loan. The Company may make additional acquisitions in fiscal 2018 and fiscal 2019, and the funds for these acquisitions may come from funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, proceeds from the Preferred Stock ATM Program and proceeds from private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company also invests in marketable securities of other REITs as a proxy for real estate when more favorable risk adjusted returns are not available, for liquidity, and for additional income. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). The Company from time to time may purchase these securities on margin when there is an adequate yield spread. During fiscal 2017, the Company’s securities portfolio increased $50,159,876, due to purchases of $71,494,810 offset by the decrease in the net unrealized gain of $6,371,702 and the sale of securities with a cost of $14,963,232. The Company recognized gains on sales of securities of $2,311,714 in addition to earning Dividend and Interest Income of $6,930,564 during fiscal 2017. In general, the Company may borrow up to 50% of the value of the marketable securities, which was $123,764,770 as of September 30, 2017. As of September 30, 2017, the Company had borrowings of $10,091,417 under its margin line, bearing interest at 2.05%.

Cash flows provided by operating activities were $73,867,866, $54,699,500 and $38,062,285 for fiscal years ended September 30, 2017, 2016 and 2015, respectively. The increase in cash flows provided from operating activities from fiscal 2016 to fiscal 2017 and from fiscal 2015 to fiscal 2016 is primarily due to the increased income generated from acquisitions of properties and expanded operations.

Cash flows used in investing activities were $339,071,013, $227,845,089 and $194,469,735 for fiscal years ended September 30, 2017, 2016 and 2015, respectively. Cash flows used in investing activities in fiscal 2017 increased as compared to 2016 due mainly to an increase in the purchase of real estate and purchase of securities available for sale. Cash flows used in investing activities in fiscal 2016 increased as compared to 2015 due mainly to an increase in the purchase of real estate and capital and land site improvements.

Cash flows provided by financing activities were $179,679,685, $256,821,188 and $148,006,698 for fiscal years ended September 30, 2017, 2016 and 2015, respectively. Cash flows from financing activities decreased in fiscal 2017 as compared to 2016 due mainly to the redemption of 7.625% Series A Preferred Stock and 7.875% Series B Preferred Stock in the amount of $110,993,750 and the payoff of 16 mortgage notes payable in the amount of $40,037,099. This decrease was offset by an increase in proceeds from mortgage loans in the amount of $35,380,515, the proceeds from the issuance of 4,439,445 shares of the 6.125% Series C Preferred Stock with net proceeds of $106,736,978 and net draws from the Facility of $34,000,000. Cash flows from financing activities increased in fiscal 2016 as compared to 2015 due mainly to an increase in proceeds from mortgage loans in the amount of $31,255,427 and the proceeds from the issuance of 5,400,000 shares of the 6.125% Series C Preferred Stock with net proceeds of $130,543,422. In addition, the Company paid cash dividends (net of reinvestments), of $36,163,355, $33,665,037 and $27,032,958 for fiscal 2017, 2016 and 2015, respectively.

As of September 30, 2017, the Company had total assets of $1,443,037,755 and liabilities of $730,172,059. The Company’s total debt to total market capitalization as of September 30, 2017 and 2016 was approximately 33% and 34%, respectively. The Company’s net debt (net of cash and cash equivalents) to total market capitalization as of September 30, 2017 and 2016 was approximately 32% and 29%, respectively. The Company’s net debt, less securities (net of cash and cash equivalents and net of securities) to total market capitalization as of September 30, 2017 and 2016 was approximately 26% and 25%, respectively. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

The Company has a DRIP, in which participants can purchase stock from the Company at a price of approximately 95% of market value. Amounts received in connection with the DRIP, (including dividend reinvestments of $10,125,894, $8,369,146 and $8,489,169 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively) were $91,931,831, $72,175,797 and $48,404,556 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

During fiscal 2017, the Company paid total distributions to holders of common stock of $46,289,248, or $0.64 per common share. Of the dividends paid, $10,125,894 was reinvested pursuant to the terms of the DRIP. On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. This represented an annualized dividend rate of $0.64 per share. On October 2, 2017, the Company’s Board of Directors approved a 6.25% increase in the Company’s quarterly common stock dividend, raising it to $0.17 per share from $0.16 per share. This represents an annualized dividend rate of $0.68 per share. The Company has maintained or increased its cash dividend for 26 consecutive years. The Company paid the distributions from cash flows from operations. Management anticipates maintaining the annual dividend rate of $0.68 per common share although no assurances can be given since various economic factors may reduce the amount of cash flow available to the Company for common dividends. All decisions with respect to the payment of dividends are made by the Company’s Board of Directors, subject to limitations under our financing arrangements and Maryland law.

During fiscal 2017, the Company paid $14,500,474 in preferred stock dividends and accrued $361,212 of preferred stock dividends.

On September 13, 2016, the Company issued 5,400,000 shares of 6.125% Series C Preferred Stock at an offering price of $25.00 per share in an underwritten public offering. The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $130,543,000. On October 14, 2016, the Company used $53,493,750 of the net proceeds from the offering to redeem all of the 2,139,750 issued and outstanding shares of its 7.625% Series A Preferred Stock. In addition, the Company used $498,540 of such net proceeds from the offering to pay all dividends, accrued and unpaid, up to and including the redemption date of the 7.625% Series A Preferred Stock.

On March 9, 2017, the Company issued an additional 3,000,000 shares of its 6.125% Series C Preferred Stock, liquidation preference of $25.00 per share, at a public offering price of $24.50 per share, for gross proceeds of $73,500,000, before deducting the underwriting discount and offering expenses. Net proceeds from the offering, after deducting underwriting discounts and other offering expenses were approximately $71,003,000. On June 7, 2017, the Company used $57,500,000 of the net proceeds from the offering to redeem all of the 2,300,000 issued and outstanding shares of its 7.875% Series B Preferred Stock. In addition, the Company used $75,469 of such net proceeds from the offering to pay all dividends, accrued and unpaid, up to and not including the redemption date of the 7.875% Series B Preferred Stock.

On June 29, 2017, the Company entered into a Preferred Stock ATM Program with FBR Capital Markets & Co. in which the Company may, from time to time, offer and sell additional shares of its 6.125% Series C Preferred Stock, with a liquidation preference of $25.00 per share, having an aggregate sales price of up to $100,000,000. The Company began selling shares through the Preferred Stock ATM Program on July 3, 2017. As of September 30, 2017, the Company sold 1,439,445 shares under its Preferred Stock ATM Program at a weighted average price of $25.31 per share, and generated net proceeds, after offering expenses, of approximately $35,730,000.

Subsequent to fiscal yearend to date, the Company sold 820,290 shares under its Preferred Stock ATM Program at a weighted average price of $25.14 per share, and generated net proceeds, after offering expenses, of approximately $20,296,000.

The Company is required to pay cumulative dividends on its 6.125% Series C Preferred Stock in the amount of $1.53125 per share per year, which is equivalent to 6.125% of the $25.00 liquidation value per share. As of September 30, 2017, the Company has a total of 9,839,445 shares of 6.125% Series C Preferred Stock outstanding, representing an aggregate liquidation preference of $245,986,125.

During the year ended September 30, 2017, stock options to purchase 65,000 shares were exercised at an exercise price of $7.22 per share for total proceeds of $469,300.

On an ongoing basis, the Company funds capital expenditures primarily to maintain its properties. These expenditures may also include expansions as requested by tenants, or various tenant improvements on properties which are re-tenanted. The amounts of these expenditures can vary from year to year depending on the age of the properties, tenant negotiations, market conditions and lease turnover.

During the fiscal years ended September 30, 2017, 2016 and 2015, the Company completed nine property expansions, consisting of six building expansions and three parking lot expansions. Two of the parking lot expansions included the purchase of additional land. The six building expansions resulted in approximately 461,000 additional square feet. Total costs for all nine property expansions were approximately $33,092,000 and resulted in total increased annual rent of approximately $3,226,000. Eight completed expansions resulted in a new 10 year lease extension for each property that was expanded and one completed expansion resulted in a new 12 year lease extension. The weighted average lease extension for these nine property expansions is 10.6 years. In addition, subsequent to the fiscal yearend, on November 1, 2017, a parking lot expansion was completed for a cost of approximately $1,840,000, resulting in a new 10 year lease which extended the prior lease expiration date from April 2024 to October 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $184,000 from approximately $1,533,000 to approximately $1,717,000.

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, which provides revised guidance to determine when an acquisition meets the definition of a business or should be accounted for as an asset acquisition, likely resulting in more acquisitions being accounted for as asset acquisitions as opposed to business combinations. Transaction costs are capitalized for asset acquisitions while they are expensed as incurred for business combinations. ASU 2017-01 requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business. ASU 2017-01 also revises the definition of a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. ASU 2017-01 will be effective, on a prospective basis, for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2017-01 as of April 1, 2017, as permitted under the standard. As a result of the implementation of this update, our property acquisitions, which under previous guidance were accounted for as business combinations, are now accounted for as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under accounting for business combinations. For the period April 1, 2017 through September 30, 2017, the Company acquired eight properties, for each of which it was concluded that substantially all of the fair value of the assets acquired with each property acquisition was concentrated in a single identifiable asset and did not meet the definition of a business combination under ASU 2017-01. Therefore, acquisition transaction costs associated with these property acquisitions were capitalized to real estate investments as part of the purchase price.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In March 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09), which relates to the accounting for employee share-based payments. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning October 1, 2018. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements and has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (Subtopic 835-30), which clarified that debt issuance costs related to line-of-credit arrangements may be presented as an asset and amortized over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted these standards effective October 1, 2016. As a result, debt issuance costs related to debt liabilities that are not line-of-credit arrangements are included as a direct deduction from the related debt liability and those related to line-of-credit arrangements continue to be included as an asset on the accompanying Consolidated Balance Sheets. The effects of this standard were applied retrospectively to all prior periods presented. The effect of the change in accounting principle was the reduction in the amount of $6,272,143 of the Fixed Rate Mortgage Notes Payable liability and a corresponding reduction of the Financing Costs asset as of September 30, 2016 and a reclassification of Amortization of Financing Costs of $1,116,238 and $1,286,016 for the fiscal years ended September 30, 2016 and 2015, respectively, to Interest Expense, including Amortization of Financing Costs in our Consolidated Statement of Income.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued further guidance in ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Therefore, the Company expects to adopt the standard effective October 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method, and the Company is evaluating which transition method it will elect. The Company is also in the process of evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. The primary market risk to which management believes the Company is exposed to is interest rate risk. The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control contribute to interest rate risk.

The Company is exposed to interest rate changes primarily as a result of its unsecured line of credit facility, margin loans and long-term debt used to maintain liquidity and fund capital expenditures and acquisitions of the Company’s real estate investment portfolio. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company matches its assets, which are properties secured by long-term leases, with its liabilities, which are long-term fixed rate loans.

Approximately $598,963,000 of the Company's long-term debt as of September 30, 2017 bears a fixed weighted average interest rate of 4.18%. Therefore, changes in market interest rates affect the fair value of these instruments. Based on the $110,000,000 drawn down on the Facility and the $10,091,417 drawn down on the margin line of credit as of September 30, 2017, if market rates of interest on the Company's variable rate debt increased or decreased by 1%, then the annual increase or decrease in interest costs on the Company's variable rate debt would be approximately $1,200,000 and the increase or decrease in the fair value of the Company's fixed rate debt as of September 30, 2017 would be approximately $26,000,000.

The following table sets forth information as of September 30, 2017, concerning the Company’s long-term debt obligations, including principal payments by scheduled maturity, weighted average interest rates and estimated fair value:

	Mortgage Notes Payable			Loans Payable
		Weighted			Weighted
Fiscal Year		Average			Average
Ending September 30,	Carrying Value	Interest Rate	Fair Value	Carrying Value	Interest Rate	Fair Value

2018	$8,200,522	5.76%		$10,091,417	2.05%
2019	17,456,462	6.81%		-0-
2020	4,018,223	6.12%		110,000,000	2.94%
2021	2,163,540	5.97%		-0-
2022	32,002,980	5.26%		-0-
Thereafter	535,120,840	3.98%		-0-
Total	$598,962,567	4.18%	$608,245,000	$120,091,417	2.87%	$120,091,417

On August 27, 2015, the Company replaced its prior $60,000,000 unsecured revolving line of credit with the Facility. The Facility is syndicated with three banks led by BMO, as sole lead arranger, sole book runner, and Bank of Montreal as administrative agent, and includes J.P. Morgan and RBC as co-syndication agents. The Facility provided for up to $130,000,000 in available borrowings with a $70,000,000 accordion feature, bringing the total potential availability up to $200,000,000, subject to certain conditions. The Facility was set to mature in August 2019 and had a one-year extension option, at the option of the Company. On September 30, 2016, the Company entered into the Amendment, pursuant to which the Company exercised the $70,000,000 accordion feature under the Facility, bringing the maximum availability under the Facility to $200,000,000, and amended the Facility to provide an additional $100,000,000 accordion feature, bringing the total potential availability up to $300,000,000, subject to certain conditions, without limitation, obtaining commitments from additional lenders. In addition, the Amendment extended the maturity date of the Facility from August 27, 2019 to September 30, 2020, with a one-year extension option, at the option of the Company. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a 7.0% capitalization rate to the NOI generated by the Company’s unencumbered, wholly-owned industrial properties. Borrowings under the Facility, will, at the Company’s election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company’s leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on the Company’s leverage ratio. The Company’s borrowings as of September 30, 2017, based on the Company's leverage ratio as of September 30, 2017, bear interest at LIBOR plus 170 basis points, which was at an interest rate of 2.94% as of September 30, 2017. As of September 30, 2017, $110,000,000 was drawn down under the Facility.

The Company also invests in marketable securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions. The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). All securities are classified as available for sale and are carried at fair value. The Company obtains margin loans from time to time, which are secured by its marketable securities. There was $10,091,417 and $-0- outstanding on the margin loan as of September 30, 2017 and 2016, respectively. The interest rate on the margin account is the bank’s margin rate and was 2.05% and 2.00% as of September 30, 2017 and 2016, respectively. In general, the Company may borrow up to 50% of the value of the marketable securities. The value of the marketable securities was $123,764,770 as of September 30, 2017, representing 7.7% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Part IV, Item 15 (a) (1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2017	12/31/16	3/31/17	6/30/17	9/30/17

Rental and Reimbursement Revenue	$27,181,611	$27,308,191	$28,609,096	$30,447,084
Total Expenses	13,262,730	13,785,498	14,130,508	15,584,318
Other Income (Expense)	(4,064,960)	(5,098,082)	(2,748,225)	(4,600,576)
Net Income	9,853,921	8,424,611	11,730,363	10,262,190
Net Income Attributable to Common Shareholders	6,156,161	4,842,575	5,217,411	6,726,087
Net Income Attributable to Common Shareholders per diluted share	$0.09	$0.07	$0.07	$0.09

FISCAL 2016	12/31/15	3/31/16	6/30/16	9/30/16

Rental and Reimbursement Revenue	$22,259,362	$22,966,838	$24,113,999	$25,575,911
Total Expenses	11,167,093	12,537,914	11,835,546	13,942,992
Other Income (Expense)	(4,153,614)	(3,296,977)	(4,047,158)	(1,440,309)
Net Income	6,938,655	7,131,947	8,231,295	10,192,610
Net Income Attributable to Common Shareholders	4,786,897	4,980,189	6,079,537	4,685,265
Net Income Attributable to Common Shareholders per diluted share	$0.08	$0.08	$0.09	$0.07

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended September 30, 2017 and 2016.

ITEM 9A- CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management assessed the Company’s internal control over financial reporting as of September 30, 2017. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2017.

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

(c) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited Monmouth Real Estate Investment Corporation’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Monmouth Real Estate Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; (3) receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Monmouth Real Estate Investment Corporation maintained in all material respects, effective internal control over financial reporting as of September 30, 2017 based on criteria established in Internal Control-Integrated Framework issued by COSO (2013 framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monmouth Real Estate Investment Corporation as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2017 and our report dated November 28, 2017 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies, LLP

New York, New York

November 28, 2017

(d) Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting during the Company’s fourth fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the Directors and Executive Officers of the Company as of September 30, 2017:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class (1)

Daniel D. Cronheim	63

Director. Attorney at Law. Certified Property Manager. President (2000 to present) of David Cronheim Mortgage Company, a privately-owned real estate investment bank. Executive Vice President (1997 to present) of Cronheim Management Services, Inc., a real estate management firm. Executive Vice President (1989 to present) and General Counsel (1983 to present) of David Cronheim Company, a real estate brokerage firm. Executive Committee (2012 to present), Secretary-Treasurer (2013 to 2015), Vice-President (2015 to 2016) and President (2016 to present) of The Institute of Real Estate Management (IREM) Chapter One (New Jersey). Member and instructor (2014 to present) of the New Jersey State Bar Association Land Use Committee. Member (1986 to 1993) and Chairman (1994 to present) of Borough of Watchung Zoning Board. Mr. Cronheim’s extensive experience in real estate management and the mortgage industry is the primary reason, among others, why Mr. Cronheim was selected to serve on our Board.

			1989	I

Catherine B. Elflein	56	Independent Director. (2) Certified Public Accountant. Senior Director – Risk Management (2006 to present) at Celgene Corporation, a biopharmaceutical company; Controller of Captive Insurance Companies (2004 to 2006) and Director – Treasury Operations (1998 to 2004) at Celanese Corporation. Ms. Elflein’s extensive experience in accounting, finance and risk management is the primary reason, among others, why Ms. Elflein was selected to serve on our Board.	2007	III

Brian H. Haimm	48	Independent Director. (2) Chief Financial Officer and Chief Operating Officer (2006 to present) of Ascend Capital Group International, LLC, a private equity firm. Mr. Haimm’s extensive experience in accounting, finance and the real estate industry is the primary reason, among others, why Mr. Haimm was selected to serve on our Board.	2013	II

Neal Herstik	58	Independent Director. (2) Attorney at Law, Gross, Truss & Herstik, PC (1997 to present). Mr. Herstik’s extensive legal experience and experience in the real estate industry is the primary reason, among others, why Mr. Herstik was selected to serve on our Board.	2004	II

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class (1)

Matthew I. Hirsch	58	Independent Director. (2) Attorney at Law (1985 to present), Law Office of Matthew I. Hirsch; Adjunct Professor of Law, Delaware Law School of Widener University (1993 to present). For UMH Properties, Inc. (UMH), a related company, Director (2013 to present). Mr. Hirsch’s experience with real estate transactions, legal issues relating to real estate and the real estate industry is the primary reason, among others, why Mr. Hirsch was selected to serve on our Board.	2000	II
Eugene W. Landy	83	Founder and Chairman of the Board (1968 to present), President and Chief Executive Officer (1968 to April 2013) and Director. Attorney at Law. Chairman of the Board (1995 to present). For UMH Properties, Inc., a related company, Founder and Chairman of the Board, Director (1969 to present) and President (1969 to 1995). As our Founder and Chairman, Mr. Landy’s unparalleled experience in real estate investing is the primary reason, among others, why Mr. Landy was selected to serve on our Board.	1968	III

Michael P. Landy	55

President and Chief Executive Officer (April 2013 to present) and Director. Chief Operating Officer (2011 to April 2013), Executive Vice President (2009 to 2010), Executive Vice President-Investments (2006 to 2009), and Vice President-Investments (2001 to 2006). Member of New York University’s REIT Center Board of Advisors (2013 to present).

For UMH Properties, Inc., a related company, Director (2011 to present) and Executive Vice President (2010 to 2012).

Mr. Landy’s role as our President and Chief Executive Officer and extensive experience in real estate finance, investment, capital markets and operations management are the primary reasons, among others, why Mr. Landy was selected to serve on our Board.

			2007	III

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class (1)

Samuel A. Landy	57	Director. Attorney at Law. For UMH Properties, Inc., a related company, President and Chief Executive Officer (1995 to present), Vice President (1991 to 1995) and Director (1992 to present). Mr. Landy’s extensive experience in real estate investment and REIT leadership is the primary reason, among others, why Mr. Landy was selected to serve on our Board.	1989	III

Kevin S. Miller	48	Chief Financial Officer (July 2012 to present) and Chief Accounting Officer (May 2012 to present) and Director. Certified Public Accountant. Assistant Controller and Assistant Vice-President (2005 to May 2012) of Forest City Ratner, a real estate developer, owner and operator and a wholly-owned subsidiary of a publicly-held company, Forest City Realty Trust, Inc. Mr. Miller’s extensive experience in accounting, finance and the real estate industry is the primary reason, among others, why Mr. Miller was selected to serve on our Board.	2017	I

Allison Nagelberg	52	General Counsel (2000 to present). Attorney at Law. Ms. Nagelberg also has a Master of Business Administration in Finance. For UMH Properties, Inc., a related company, General Counsel (2000 to 2013).	N/A	N/A

Gregory T. Otto	29

Independent Director. (2) Maritime Professional (2011 to present) with experiences in commerce, maritime security, and intermodal logistics. Consultant for Paul F. Richardson & Associates (2014 to present), focused on maritime business services. Deck Officer for Maersk Line Limited (2011 to 2013). Lieutenant in the U.S. Naval Reserves (2011 to present), specialty in maritime intelligence and select Active Duty experiences (2017 and 2014). Member of the American Society of Transportation & Logistics (2011 to present), the Center for International Maritime Security (2015 to present), and a member of the Washington International Trade Association (2016 to present). Mr. Otto is also an honors Graduate of the U.S. Merchant Marine Academy and holds an unlimited tonnage U.S. Merchant Marine Deck license. Mr. Otto’s extensive experience in logistics, transportation, trade and global markets is the primary reason, among others, why Mr. Otto was selected to serve on our Board.

			2017	I

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class (1)

Scott L. Robinson	47	Independent Director. (2) Managing Director, Oberon Securities (2013 to Present); Clinical Professor of Finance and Director of The REIT Center at New York University (2008 to Present); Managing Partner, Cadence Capital Group (2009 to 2013); Vice President, Citigroup (2006 to 2008); Senior REIT and CMBS analyst (1998 to 2006), Standard & Poor’s. Mr. Robinson’s extensive experience in real estate finance and investment is the primary reason, among others, why Mr. Robinson was selected to serve on our Board.	2005	I

Stephen B. Wolgin	63

Lead Independent Director. (2) Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New Jersey. Prior Partner with the Logan Asset Backed Fund, LP (2007 to 2017). Prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis.

For UMH Properties, Inc., a related company, Director (2007 to present).

Mr. Wolgin’s extensive experience as a real estate and finance consultant and experience in the real estate industry are the primary reasons, among others, why Mr. Wolgin was selected to serve on our Board.

			2003	II

(1)	Class I, II, and III Directors have terms expiring at the annual meetings of the Company’s shareholders to be held in 2019, 2020 and 2018, respectively, and when their respective successors are duly elected and qualify.
(2)	Independent within the meaning of applicable New York Stock Exchange listing standards and SEC rules.

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

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The members of the audit committee are Brian H. Haimm (Chairman), Catherine B. Elflein, Stephen B. Wolgin, Matthew I. Hirsch and Scott L. Robinson. The Company’s Board has determined that Brian H. Haimm, Catherine B. Elflein, Scott L. Robinson and Stephen B. Wolgin are audit committee financial experts and that all members of the audit committee are independent as required by the listing standards of the NYSE. The audit committee operates under the Audit Committee Charter which can be found at the Company’s website at www.mreic.reit. The charter is reviewed annually for adequacy.

Compensation Committee

The Company has a separately-designated standing compensation committee, consisting of three of our independent directors: Stephen B. Wolgin (Chairman), Brian H. Haimm, and Matthew I. Hirsch. The Company’s Board has determined that all members of the Compensation Committee are independent as required by the listing standards of the NYSE. The Compensation Committee operates under the Compensation Committee Charter which can be found at the Company’s website at www.mreic.reit. The charter is reviewed annually for adequacy. The role of the Compensation Committee is discussed in greater detail below in the section on Executive Compensation.

Nominating and Corporate Governance Committee

The Company has a separately-designated standing nominating and corporate governance committee, consisting of two of our independent directors: Matthew I Hirsch (Chairman) and Stephen B. Wolgin. The Company’s Board has determined that all members of the Nominating and Corporate Governance Committee are independent as required by the listing standards of the NYSE. The Nominating and Corporate Governance Committee operates under the Nominating and Corporate Governance Committee Charter which can be found at the Company’s website at www.mreic.reit. The charter is reviewed annually for adequacy. Among its other responsibilities, the Nominating and Corporate Governance Committee identifies and evaluates candidates to be nominated as directors, which may include candidates put forward by shareholders. Qualifications for directors include, but are not limited to, a candidate’s judgment, skill, experience with businesses and organizations comparable to the Company, the interplay of the candidate’s experience with the experience of other Board members, the candidate’s independence according to the rules of the New York Stock Exchange, diversity, and the extent to which the candidate would be a desirable addition to the Board and any of its committees.

Section 16(a) Beneficial Ownership Reporting Compliance

There have been no delinquent filings pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics applicable to its Chief Executive Officer and Chief Financial Officer, as well as the Company’s other officers, directors and employees (Code of Ethics). The Code of Ethics can be found at the Company’s website at www.mreic.reit. The Code of Ethics is also available in print to any person without charge who requests a copy by writing or telephoning us at the following address and telephone number: Monmouth Real Estate Investment Corporation, Attention: Stockholder Relations, 3499 Route 9 North, Suite 3-D, Juniper Business Plaza, Freehold, New Jersey 07728, (732) 577-9996. The Company will satisfy any disclosure requirements under Item 5.05(c) of Form 8-K regarding a waiver from any provision of the Code of Ethics for principal officers or directors by disclosing the nature of such amendment of waiver on our website.

Corporate Governance Materials

Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are published on the Corporate Governance page of the Investor Relations section on our website at www.mreic.reit. (We are not including the other information contained on, or available through, our website as a part of, or incorporating such information by reference into, this 10-K.)

ITEM 11 - EXECUTIVE COMPENSATION

The following table highlights important aspects of our executive compensation program, which promote good governance and serve the interests of our shareholders.

Highlights

Cash bonus program for Chairman and CEO tied to objective financial performance goals

Total executive compensation for our Named Executive Officers is below the 25th percentile in the REIT industry based upon the 2017 NAREIT Compensation Survey.

Clawback policy effective October 1, 2017

Robust stock ownership guidelines:

● CEO: 6x base salary (effective September 17, 2015)
● Other Named Executive Officers: 2x base salary (effective October 1, 2017)
● Directors: 3x annual cash fee (effective September 12, 2017)

● Named Executive Officers retain (for a minimum of 24 months) at least 50% of the shares received upon vesting of restricted stock or the exercise of stock options (net of any shares sold or forfeited for payment of exercise price, tax or withholding) (effective October 1, 2017)

Annual say-on-pay vote

Compensation Committee works with an independent compensation consultant

No excessive perquisites or other benefits

No repricing or buyout of stock options

No excise tax gross-ups

Average total Director compensation is approximately half of the average total director compensation of Comparable REITs (as defined below)

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this Compensation Discussion and Analysis, the “Committee”) of the Board has been appointed to implement and exercise the Board’s responsibilities relating to the compensation of the Company’s executive officers and directors. The Committee has the overall responsibility for approving and evaluating the executive compensation plan, policies and programs of the Company, and does not delegate this responsibility to any other person(s). The Committee’s primary objectives include serving as an independent and objective party to review such compensation plan, policies and programs. To assist in the process, the Committee has retained the advice of a compensation consultant as outlined below in the section entitled Engagement of Compensation Consultant.

Throughout this report, the individuals who served as the Company’s Chairman of the Board and the President and Chief Executive Officer and other officers included in the Summary Compensation Table presented below (within this Item 11) of this report, are sometimes referred to in this report as the Named Executive Officers.

Since 1968, Monmouth has delivered consistent and reliable returns for its shareholders. Over the last 10 years, Monmouth has outperformed the MSCI US REIT Index by a wide margin of over three times. Our total shareholder return (TSR) over the last 10 fiscal years through September 30, 2017 was 273% as compared to 76% for the MSCI US REIT Index during the same period. TSR includes both dividends reinvested and stock price appreciation. Historically, REIT dividends have accounted for approximately 65% of total shareholder return. The Company believes that it is essential that dividends be factored into evaluating a REIT’s economic performance. Our dividend has proven to be very reliable because our industrial properties are predominantly subject to long-term net leases to investment-grade tenants or their subsidiaries. In view of the substantial progress made by the Company during fiscal year 2017, on October 2, 2017, the Company’s Board of Directors approved a 6.25% increase in the Company’s quarterly common stock dividend, raising it to $0.17 per share from $0.16 per share. This represents an annualized dividend rate of $0.68 per share. We have maintained or increased our dividend for 26 consecutive years. We are one of the few REITs that maintained its dividend throughout the Global Financial Crisis. We are also one of the few REITs that is paying out a higher per share dividend today than prior to the Global Financial Crisis.

The following charts illustrate the Company’s outperformance over 1 and 10-year periods as compared to the S&P 500 Index and the MSCI US REIT Index for the same periods:

Compensation Philosophy and Objectives

The Committee believes that a well-designed compensation program should align the interests of the Named Executive Officers with the interests of the shareholders, and that a significant part of the executives’ compensation, over the long term, should be dependent upon the value created for shareholders. In addition, all executives should be held accountable through their compensation for the performance of the Company, and compensation levels should also reflect the executives’ individual performance in an effort to encourage increased individual contributions to the Company’s performance. This compensation philosophy, as reflected in the Company’s employment agreements with its executives and the overall compensation program, is designed to motivate executives to focus on operating results and create long-term shareholder value by:

●	establishing a compensation program that attracts, retains and motivates executives through compensation that is competitive with comparable publicly-traded REITs;
●	rewarding executives for individual accomplishments and achievements;
●	linking a portion of each executive’s compensation to the achievement of the Company’s business plan by using measurements of the Company’s operating results and shareholder return; and
●	building a pay-for-performance program that encourages and rewards successful initiatives within a team environment.

The salaries and bonuses in the Company’s executive employment agreements are consistent with the Committee’s philosophy and objectives.

The Committee believes that each of the above factors is important when determining compensation levels for Named Executive Officers. The Committee reviews and approves the employment contracts for the Chairman of the Board, the President and Chief Executive Officer and the other Named Executive Officers, and reviews and approves the performance goals and objectives applicable to their performance-based compensation. The Committee annually evaluates performance of the Named Executive Officers in light of those goals and objectives. The Committee considers the Company’s performance, relative shareholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation earned by the Named Executive Officers in prior years.

The Committee believes executive compensation packages provided by the Company to its Named Executive Officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to executives to meet or exceed established goals. As a result, an important portion of the Company’s compensation program is comprised of discretionary bonuses and equity awards as determined by the Committee in recognition of individual accomplishments and achievements, as well as overall company performance.

Historically, the Committee has used the annual Compensation Survey published by NAREIT (Survey) as a guide to setting compensation levels. Total executive compensation paid by the Company fell below the lowest range (25th percentile) within the REIT industry based upon the 2017 Compensation Survey published by NAREIT. Participant company data is not presented within the Survey in a manner that specifically identifies any named individual or company. This Survey details compensation by position type and company size with statistical salary and bonus information for each position. The subsets presented in the Survey which the Committee also uses for comparison purposes are the industrial property sector, entities with a total market capitalization between $1.5 billion and $3.0 billion and entities with less than 75 full-time employees. The Committee compares the Company’s salary and bonus amounts to the ranges presented in this Survey for reasonableness.

During the last quarter of fiscal 2017, the Committee engaged FPL Associates (FPL), a nationally recognized compensation consulting firm specializing in the REIT industry, to provide market-based compensation data and to advise the Committee on industry trends and best practices. As a result of the compensation analysis, the Committee is exploring the possibility of providing for a greater percentage of total compensation for our Named Executive Officers to be paid in the form of performance-based equity.

Role of Executive Officers in Compensation Decisions

The Committee makes all final compensation decisions with respect to the Company’s Named Executive Officers. The Chairman of the Board and the President and Chief Executive Officer review the performance of the other Named Executive Officers and then present their conclusions and recommendations to the Committee with respect to base salary adjustments, annual cash bonuses and stock options or restricted stock awards. The Committee exercises its own discretion in modifying and implementing any recommended adjustments or awards, but does consider the recommendations from management who work closely with the other Named Executive Officers.

Role of Grants of Stock Options and Restricted Stock in Compensation Analysis

The Committee views the grant of stock options and restricted stock awards as a form of long-term compensation. The Committee believes that such grants promote the Company’s goal of retaining key employees, and align the key employees’ interests with those of the Company’s shareholders from a long-term perspective. The number of options or shares of restricted stock granted to each employee, and the performance or time-based vesting criteria associated with each grant, is determined by consideration of various factors including but not limited to the employee’s contribution, title, responsibilities, and years of service. The Committee takes outstanding awards of stock options and restricted stock into account in making its compensation determinations.

Role of Employment Agreements in Determining Executive Compensation

Each of the Company’s currently employed Named Executive Officers is a party to an employment agreement. These agreements establish the base salaries, bonuses and customary fringe benefits for each Named Executive Officer. The employment agreements also provide for certain severance benefits in the event the Named Executive Officer’s employment is terminated. Such severance benefits are designed to alleviate the financial impact of termination of employment through base salary and health benefit continuation, with the intent of providing for a stable work environment. In determining initial compensation, as incorporated into the employment agreements, the Committee considers all elements of a Named Executive Officer’s total compensation package in comparison to current market practices and other benefits. In reviewing and setting compensation for the Named Executive Officers, the Committee takes the terms of the employment agreements into consideration.

Shareholder Advisory Vote

One way to determine if the Company’s compensation program reflects the interests of shareholders is through their non-binding advisory vote on our executive compensation practices. At the Annual Meeting of Shareholders held on May 18, 2017, approximately 85% of votes cast (excluding broker non-votes) were voted in favor of our Say-On-Pay proposal, which we believe affirms our shareholders’ support of our approach to our executive compensation program.

We provide our shareholders with the opportunity to vote annually on the advisory approval of the compensation of our Named Executive Officers (Say-on-Pay proposal). The Committee will continue to consider the outcome of our Say-on-Pay proposals when making future compensation decisions for our Named Executive Officers.

Engagement of Compensation Consultant

Pursuant to its charter, the Committee is authorized to retain the services of an executive compensation advisor, in its discretion, to assist with the establishment and review of our compensation programs and related policies. The Committee did not retain a compensation consultant for prior years because the Committee determined that the Survey and other information available to it provided comprehensive information regarding executive compensation levels and structure. In August 2017, the Committee engaged FPL to provide additional market-based compensation data and to advise on industry trends and best practices. In order to help our shareholders fairly evaluate the Company’s executive compensation in light of our relative economic performance, FPL has prepared for the Committee, a peer group of REITs with similar total capitalization, ranging between $1.4 million and $4.0 billion (approximately 0.7x-2.0x Monmouth’s total capitalization), and/or REITs that operate within the industrial REIT sector and with whom we compete for executive employees.

The peer group of comparable REITs (Comparable REITS) identified by FPL are as follows:

Agree Realty Corporation
EastGroup Properties*
Getty Realty Corporation
Hersha Hospitality Trust
LTC Properties, Inc.
Rexford Industrial Realty, Inc.*
STAG Industrial, Inc.*
Terreno Realty Corporation*
TIER REIT, Inc.
Urstadt Biddle Properties Inc.

*Denotes a peer that is in the Industrial sector

The Committee intends to use this data as one tool in considering compensation for our Named Executive Officers for compensation decisions beginning in fiscal 2018. Information about peers includes but is not limited to: base salaries, annual bonuses, long-term equity incentives, composition ranges by position, governance practices, market trends and industry performance. The peer group compensation analyses prepared by FPL will be utilized by the Compensation Committee for informational purposes only and has not been, and will not be utilized for benchmarking purposes as we do not have formal benchmarking policies for comparing to our peers or the market. FPL was engaged in the latter part of fiscal 2017, after all determinations with respect to 2017 compensation of Named Executive Officers was completed; therefore, the impact of FPL’s advice on 2018 compensation decisions has not yet been determined. The Compensation Committee’s executive compensation determinations are subjective and the result of the Compensation Committee’s business judgment, which is informed by peer group data provided by FPL, and will continue to be informed by the experiences of the members of the Compensation Committee. The Compensation Committee ultimately uses its own judgment in making final decisions regarding the compensation paid to our executive officers.

Other than advising the Committee as described above, FPL did not provide any other services to the Company. The Committee has sole authority to hire, terminate and set the terms of engagement with FPL. The Committee has considered the independence of FPL, consistent with the requirements of NYSE, and has determined that FPL is independent. Further, pursuant to SEC rules, the Committee conducted a conflicts of interest assessment and determined that there are no conflicts of interest resulting from retaining FPL. FPL does not provide any services to the Company’s management and has no prior relationship with Company management prior to its engagement by the Committee. The Committee intends to reassess the independence of FPL or any other compensation consultant retained by the Committee at least annually.

Elements of Executive Officer Compensation

In addition to its determination of the executives’ individual performance levels for fiscal 2017, the Committee compared the executives’ total compensation for fiscal 2017 to that of similarly-situated personnel of other comparably sized REITs. Furthermore, the Committee compared the executives’ total compensation for 2017 to that within the REIT industry in the Survey described above. For fiscal 2017, the Company’s total compensation fell below the lowest range (25th percentile) within the REIT industry in the Survey described above.

Our executive compensation structure includes the following objectives and core features:

Base Salaries

Base salaries are the principal fixed component of a Named Executive Officer’s compensation, and are paid for performance of ongoing day-to-day job responsibilities throughout the year. In order to compete for and retain talented executives who are critical to the Company’s long-term success, the Committee has determined that the base salaries of Named Executive Officers should approximate those of executives of other equity REITs that compete with the Company for employees, investors and business, while also taking into account the Named Executive Officers’ performance and tenure, and the Company’s performance relative to the performance reported for companies in the industrial property sector, entities with less than $1.5 billion in equity market capitalization and entities with less than 75 full-time employees within the REIT industry in the Survey described above.

Bonuses

Performance-based Cash Bonus Awards

In addition to the provisions for base salaries under the terms of their employment agreements and discretionary cash bonuses awarded by the Committee in recognition of individual accomplishments and achievements, the Chairman of the Board and the President and Chief Executive Officer are entitled to receive annual cash bonuses for each year during the terms of each respective employment agreement provided certain performance goals set by the Committee as described below are achieved.

For the Chairman of the Board:

Growth in market cap	7.5%	12.5%	20%
Bonus	$20,000	$45,000	$90,000

Growth in FFO/share	7.5%	12.5%	20%
Bonus	$20,000	$45,000	$90,000

Growth in dividend/share	5%	10%	15%
Bonus	$30,000	$60,000	$120,000

Maximum Bonus Potential	$300,000

For the President and Chief Executive Officer:

Growth in market cap		10%	15%	20%
Bonus		$40,000	$60,000	$80,000

Growth in AFFO/share	5%	10%	15%	20%
Bonus (1)	$50,000	$75,000	$100,000	$150,000

Growth in dividend/share	5%	10%	15%
Bonus	$150,000	$200,000	$250,000

Maximum Bonus Potential	$480,000

(1) Provided that FFO is equal to or in excess of the dividend

Our Chairman of the Board earned a $90,000 cash bonus for fiscal 2017 based on the Company’s growth in market cap, and our President and Chief Executive Officer earned a $130,000 cash bonus for fiscal 2017 based on the Company’s growth in market cap and growth in AFFO/share.

Discretionary Cash Bonus Awards

The Committee considers discretionary cash bonuses for the Chairman of the Board and the President and Chief Executive Officer annually. Discretionary cash bonuses awarded to the other Named Executive Officers are based on recommendations made annually by the Chairman of the Board and the President and Chief Executive Officer, which are then considered and approved by the Committee in its discretion. The Committee believes that short-term rewards in the form of discretionary cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and performance of the Company and the performance of the individual, which may include comparing such individual’s performance to the preceding year, reviewing the breadth and nature of the senior executives’ responsibilities and valuing special contributions by each such individual. In evaluating the performance of the Company annually for purposes of discretionary cash bonuses, the Committee considers a variety of factors, including, among others, Funds From Operations (FFO), Adjusted Funds From Operations (AFFO), net income, growth in asset size, amount of space under lease and total return to shareholders. The Company considers FFO to be an important measure of an equity REIT’s operating performance and has adopted the definition suggested by NAREIT, which defines FFO to mean net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus real estate related depreciation and amortization. The Company defines AFFO as FFO plus acquisition costs and costs associated with the Redemption of Preferred Stock less recurring capital expenditures and excluding the following: lease termination income, gains or losses on securities transactions, stock based compensation expense, amortization of financing and leasing commission costs, depreciation of corporate office tenant improvements, straight-line rent adjustments and non-recurring other expense. The Company considers FFO and AFFO to be meaningful additional measures of operating performance, primarily because they exclude the assumption that the value of its real estate assets diminishes predictably over time and because industry analysts have accepted these as performance measures.

Other factors considered include the employee’s title and years of service. The employee’s title generally reflects the employee’s responsibilities and the employee’s years of service may be considered in determining the level of discretionary cash bonus in comparison to base salary. The Committee has declined in the past to use specific performance formulas with respect to the cash bonuses awarded to the other Named Executive Officers, believing that with respect to Company performance, such formulas do not adequately account for many factors, including, among others, the relative performance of the Company compared to its competitors during variations in the economic cycle, and that with respect to individual performance, such formulas are not a substitute for the subjective evaluation by the Committee of a wide range of management and leadership skills of each of the senior executives.

In setting discretionary bonuses for fiscal 2017, the Committee considered the performance of the Chairman of the Board and the President and Chief Executive Officer and received the recommendations from the Chairman of the Board and the President and Chief Executive Officer for the discretionary cash bonuses to be awarded to the other Named Executive Officers. The Committee also considered management’s report on the Company’s progress toward its fiscal 2017 achievements in financial performance and strategic growth, and the role of each Named Executive Officer in delivering these achievements:

Financial Performance

●	Growth in Market Capitalization: Achieved $2.2 billion in total market capitalization as of September 30, 2017, resulting in year over year growth of 22% for fiscal 2017.

●	Growth in Total Shareholder Return: Achieved a 19% total shareholder return for fiscal 2017, versus less than a 1% return from the MSCI US REIT Index during the same period.

●	Growth in Gross Leasable Area: Achieved 17% year over year growth in gross leasable area for fiscal 2017, with 18.8 million total rentable square feet as of September 30, 2017.

●	Growth in Net Income per Diluted Share: Generated 3% year over year, per diluted share growth in Net Income Attributable to Common Shareholders for fiscal 2017.

●	Growth in AFFO per Diluted Share*: Generated 9% year over year growth in adjusted funds from operation (AFFO) per diluted share for fiscal 2017.

Strategic Growth

●	Property Acquisitions: Located and acquired 10, brand new, Class A industrial properties in fiscal 2017, totaling approximately 2.8 million square feet without placing undue burden on liquidity.

●	Property Expansions: Completed two property expansions during the fiscal year ended September 30, 2017, totaling $5.6 million, generating over $550,000 in additional rental revenue and extending the lease maturity 10 years from the date of each completed expansion.

●	Commitments to Acquire Property: Entered into agreements to acquire four, brand new, Class A industrial properties in fiscal 2018, totaling approximately 1.7 million square feet, of which one closed subsequent to fiscal yearend.

●	Redemption of Higher Coupon Preferred Stock: On October 14, 2016, the Company redeemed its 7.625% Series A Preferred Stock with a liquidation value of $53.5 million and on June 7, 2017, the Company redeemed its 7.875% Series B Preferred Stock with a liquidation value of $57.5 million.

●	Follow-On Preferred Stock Offering: On March 9, 2017, closed a follow-on offering of the Company’s 6.125% Series C Preferred Stock, raising $73.5 million in gross proceeds.

●	At-The-Market Transaction: On June 29, 2017, the Company entered into the Preferred Stock ATM Program, under which the Company may offer and sell shares of the Company’s 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100,000,000. As of September 30, 2017, the Company sold 1,439,445 shares under its Preferred Stock ATM Program at a weighted average price of $25.31 per share, and generated net proceeds, after offering expenses, of approximately $35,730,000.

●	Capital Raising through DRIP: Raised approximately $91.9 million through the Company’s Dividend Reinvestment and Stock Purchase Plan (DRIP) during fiscal 2017.

●	Tenant Occupancy: Achieved 99.3% occupancy as of September 30, 2017.

●	Controlled General and Administrative Expense: Managed G&A costs to an appropriate level. G&A expenses, as a percentage of gross revenue was 6% and G&A as a percentage of undepreciated assets was 48 basis points for fiscal 2017.

*AFFO is a non-GAAP performance measure. See Financial Information for a discussion of our non-GAAP performance measures.

After considering the Company’s progress towards its fiscal 2017 financial performance and strategic growth achievements, as outlined above, as well as the individual performance of the Chairman of the Board, the President and Chief Executive Officer and the other Named Executive Officers, and the recommendations of the Chairman of the Board and the President and Chief Executive Officer as to the other Named Executive Officers, the Committee established the individual discretionary cash bonuses for the Named Executive Officers based on the Company’s overall performance and the Named Executive Officers’ individual contributions to these accomplishments. Other factors considered in determining individual bonus amounts included the Named Executive Officers’ responsibilities and years of service. During fiscal 2017, the Chairman of the Board received a discretionary cash bonus of $66,558, the President and Chief Executive Officer received a discretionary cash bonus of $105,000, the Chief Financial and Accounting Officer received a discretionary cash bonus of $81,000 and the General Counsel received a discretionary cash bonus of $63,125.

Long-Term Equity Incentive Compensation

In part based on market-based compensation data and information on industry trends and best practices received from FPL, the Committee is considering providing for a greater percentage of total compensation for our Named Executive Officers to be paid in the form of performance-based equity and is exploring the possibility of developing a long-term performance-based equity compensation plan. All grants of equity will be made pursuant to the Company’s Amended and Restated 2007 Incentive Award Plan, which was approved by the Company’s shareholders on May 18, 2017.

Stock Options and Restricted Stock

The employment agreement for the Chairman of the Board states that he will receive options to purchase 65,000 shares of stock annually. The employment agreement for the President and Chief Executive Officer states that he will be entitled to equity awards of up to 25,000 shares of restricted stock each year based on achievement of performance objectives as determined by the Committee including, but not limited to, AFFO per share growth, acquisitions and total return performance. In addition, the Committee has the discretion to make additional awards of stock options and restricted stock for outstanding performance.

For the other Named Executive Officers, the Chairman of the Board and the President and Chief Executive Officer make a recommendation to the Committee for specific stock options or restricted stock grants. In making its decisions, the Committee does not use an established formula or focus on a specific performance target. The Committee recognizes that often outside forces beyond the control of management, such as economic conditions, changing leasing and real estate markets and other factors, may contribute to less favorable near-term results even when sound strategic decisions have been made by the senior executives to position the Company for longer term profitability. Thus, the Committee also attempts to identify whether the senior executives are exercising the kind of judgment and making the types of decisions that will lead to future growth and enhanced asset value, even if the same are difficult to measure on a current basis. For example, in determining appropriate stock option and restricted stock awards, the Committee considers, among other matters, whether the senior executives have executed strategies that will provide adequate funding or appropriate borrowing capacity for future growth, whether acquisition and leasing strategies have been developed to ensure a future stream of reliable and increasing revenues for the Company, whether the selection of properties, tenants and tenant mix evidence appropriate risk management, including risks associated with real estate markets and tenant credit, and whether the administration of staff size and compensation appropriately balances the current and projected operating requirements of the Company with the need to effectively control overhead costs, while continuing to grow the enterprise. Other than the equity awards required to be paid to our Chairman of the Board pursuant to his employment agreement and amounts awarded to Named Executive Officers who are also directors as part of the Company’s Director Compensation Plan , no equity awards were made to Named Executive Officers during fiscal 2017.

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

The Named Executive Officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive, as well as spouse and dependents where applicable, in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on terms no less favorable than applicable to any other executive; and supplemental disability insurance, at the Company’s cost. Attributed costs of the personal benefits described above for the Named Executive Officers for the fiscal year ended September 30, 2017, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

Payments upon Termination or Change in Control

In addition, the Named Executive Officers’ employment agreements each contain provisions relating to change in control events. The employment agreements also contain severance or continuation of salary payments upon any termination of the Named Executive Officers’ employment, except in the case of Mr. Miller or Ms. Nagelberg, whose severance payments are only upon a termination other than for cause (as defined under the terms of the employment agreements). These change in control and severance terms have been deemed reasonable by the Compensation Committee based on the tenure and performance of each Named Executive Officer. Information regarding these provisions is included in “Employment Agreements” provided below in this Annual Report. There are no other agreements or arrangements governing change in control payments.

Evaluation

In evaluating Mr. Eugene W. Landy’s and Mr. Michael P. Landy’s eligibility for annual cash bonuses, the Committee used the bonus schedule included in their respective Amended Employment Agreements as a guide and, in considering discretionary cash bonuses for all Named Executive Officers, considered the factors detailed above under the heading “Bonuses.”

The Committee also reviewed the progress made by Mr. Michael P. Landy, President and Chief Executive Officer, as well as his contributions toward the progress that the Company has made that enabled the Company to reach the milestones discussed under “Bonuses” above. Mr. Landy is employed under an employment agreement with the Company. His base compensation under this contract was increased effective October 1, 2016 to $750,000 from $551,250 and will increase by 5% each year through fiscal 2021. The amended employment agreement has an initial term of five years, and is renewed automatically for a new five-year term on the first day of each calendar quarter after the effective date unless otherwise terminated, and contains provisions for continuation of salary payments through the expiration of the term of the agreement upon any termination of the Mr. Landy’s employment. Upon execution of the amended employment agreement in January 2016, Mr. Landy received a cash signing bonus of $400,000 in recognition of the substantial progress that the Company has made under his leadership. In considering the new employment agreement, the Committee took into account the transformative changes that Company has experienced over the past several years, which include the Company’s total market capitalization growing four-fold since fiscal 2010, and the company’s total assets tripling as well since that time, while the Company’s G&A expenses only doubled over this period.

Effective January 1, 2017, the Company and Ms. Allison Nagelberg entered into a new three-year employment agreement, under which Ms. Nagelberg receives an annual base salary of $358,313 for calendar year 2017, $376,228 for calendar year 2018, and $395,040 for calendar year 2019, plus bonuses and customary fringe benefits. Under the employment agreement, Ms. Nagelberg is also entitled to four weeks’ vacation, annually. The Company reimburses Ms. Nagelberg for the cost of a disability insurance policy such that, in the event of Ms. Nagelberg’s disability for a period of more than 90 days, Ms. Nagelberg will receive benefits up to 60% of her then-current salary. In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Ms. Nagelberg will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Ms. Nagelberg may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement. If there is a termination of employment by the Company or Ms. Nagelberg for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Nagelberg shall be entitled to the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

All Named Executive Officers were awarded their respective compensation based on their respective Employment Agreements and the many contributions that they have made towards the Company’s progress, as further detailed above, under the heading “Bonuses”. The Committee also considered the recommendations of the Chairman of the Board and the President and Chief Executive Officer concerning the other Named Executive Officers’ annual salaries, bonuses, and fringe benefits.

Clawback Policy

In October 2017, the Committee adopted a clawback policy that provides that in the event of a material restatement of the Company’s financial results, other than a restatement caused by a change in applicable accounting rules or interpretations, the Committee will review the performance-based compensation of the Company’s Named Executive Officers, as defined in the Company’s Proxy Statement from year to year, for the three years prior to such material restatement. If the Committee determines that the amount of any performance-based compensation actually paid or awarded to a Named Executive Officer (Awarded Compensation) would have been lower if it had been calculated based on such restated financial statements (Actual Compensation) and that such executive officer engaged in actual fraud or willful unlawful misconduct that materially contributed to the need for the restatement, then the Committee may direct the Company to recoup the after-tax portion of the difference between the Awarded Compensation and the Actual Compensation for the Named Executive Officers. The Committee has absolute discretion to administer and interpret this policy in the best interests of the Company.

Ownership Guidelines

In order to encourage our directors and Named Executive Officers to retain investments in the Company and help further align their interests with the interests of our stockholders, the Committee has adopted stock ownership guidelines applicable to our directors, our Chief Executive Officer and our other Named Executive Officers, recommending that they hold the following amounts of our stock:

Position	Stock Ownership Guideline
Chief Executive Officer	6x base salary
Other NEOs	2x base salary
Director	3x annual cash fee
All NEOs	50% of net shares received upon exercise/vesting of equity awards (24 month holding period)

For purposes of determining compliance with these ownership guidelines (other than the holding period for vested equity compensation), the value of each director’s or officer’s stock holdings will be calculated based on the closing price of a share of the Company’s common stock on the last trading day of the Company’s fiscal year, which was $16.19 on September 29, 2017. Shares owned by a director or officer include: shares owned outright by the director or officer or by his or her immediate family members residing in the same household; shares held in trust or under a similar arrangement for the economic benefit of the director or officer; restricted or unrestricted stock issued as part of the director or officer’s compensation, whether or not vested; shares acquired upon option exercise that the director or executive officer continues to own; and shares held for the director or executive officer’s account in a 401(k) or other retirement plan.

Our Chief Executive Officer Stock Ownership Policy was adopted in September 2015. As of September 30, 2017, Mr. Michael P. Landy, our President and Chief Executive Officer, owned stock valued at more than 13x his base salary and which is also approximately 2.0x the Company’s CEO stock ownership requirement. Our Director Stock Ownership policy was adopted effective September 12, 2017, and our other stock ownership policies were adopted effective October 1, 2017.

The aggregate stock ownership of Company directors and officers represents approximately 4.6% of the Company’s outstanding common stock, which currently represents the third largest block of shareholders behind two institutional investors and helps align our management’s interests with our shareholders’ interests.

Compensation Committee Report

The Compensation Committee of the Company’s Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

Stephen B. Wolgin (Chairman)
Brian H. Haimm
Matthew I. Hirsch

Summary Compensation Table

The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during the fiscal years ended September 30, 2017, 2016, and 2015 to the Named Executive Officers. There were no other executive officers whose aggregate compensation allocated to the Company for fiscal 2017 exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted and Unrestricted Stock Awards $ (4)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Eugene W. Landy	2017	$430,500	$66,558	$17,130	$104,650	$90,000	$13,929	(1)	$58,750	(2)	$781,517
Chairman of the Board	2016	425,375	65,769	545,600	48,100	210,000	16,601	(1)	49,500	(2)	1,360,945
	2015	403,750	24,808	59,320	60,315	-0-	19,075	(1)	47,000	(2)	614,268

Michael P. Landy	2017	$750,000	$105,000	$17,130	$-0-	$130,000	$-0-		$73,130	(3)	$1,075,260
President and Chief	2016	551,250	501,202	-0-	-0-	135,000	-0-		63,100	(3)	1,250,552
Executive Officer	2015	525,000	100,192	158,920	-0-	-0-	-0-		60,400	(3)	844,512

Kevin S. Miller	2017	$373,846	$81,000	$17,130	$58,000	$-0-	$-0-		$28,616	(6)	$558,592
Chief Financial and	2016	330,637	74,329	-0-	-0-	-0-	-0-		10,600	(7)	415,566
Accounting Officer	2015	239,663	73,885	99,600	-0-	-0-	-0-		10,400	(7)	423,548

Allison Nagelberg	2017	$354,375	$63,125	$-0-	$43,500	$-0-	$-0-		$10,600	(7)	$471,600
General Counsel	2016	337,188	62,500	-0-	-0-	-0-	-0-		10,600	(7)	410,288
	2015	312,656	60,601	49,800	-0-	-0-	-0-		10,400	(7)	433,457

Notes:

(1)	Accrual for pension and other benefits of $13,929, $16,601 and $19,075 for fiscal 2017, 2016 and 2015, respectively, in accordance with Mr. Landy’s employment agreement.
(2)	Represents annual cash directors’ fee of $42,750, $33,500 and $31,000 for fiscal 2017, 2016 and 2015, respectively, and directors’ meeting fees of $16,000, $16,000 and $16,000 for fiscal 2017, 2016 and 2015, respectively.
(3)	Represents annual cash directors’ fee of $42,750, $33,500 and $31,000 for fiscal 2017, 2016 and 2015, respectively, directors’ meeting fees of $16,000, $16,000 and $16,000 for fiscal 2017, 2016 and 2015, respectively, and fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the Named Executive Officer and reimbursement of a disability policy.
(4)	The restricted stock values were established based on the number of shares granted as follows, for fiscal 2017: 9/12/17-$15.92, for fiscal 2016: 9/14/16-$13.64, and for fiscal 2015: 7/5/15 - $9.96 and 9/17/15 – $9.52. Unrestricted stock awarded in fiscal 2017 comprises one quarter of an annual cash directors’ fee paid to Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Miller in the form of 76 unrestricted shares of common stock valued at $15.92 per share.
(5)	The fair value of the stock option grant was based on the Black-Scholes valuation model. See table below for detail. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.
(6)	Represents annual cash directors’ fee of $12,000, directors’ meeting fees of $4,000 and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the Named Executive Officer and reimbursement of a disability policy.
(7)	Consists of fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the Named Executive Officer and reimbursement of a disability policy.

Equity Compensation Plan Information

On March 13, 2017, upon recommendation of the Committee, the Board approved the Amended and Restated 2007 Incentive Award Plan (the Plan), conditioned upon shareholder approval. At the Company’s Annual Meeting held on May 18, 2017, the Company’s common shareholders approved the Plan. The Plan constitutes an amendment and restatement of the Stock Option and Stock Award Plan (the 2007 Plan), extends the term of the Plan for an additional 10 years through March 12, 2027, adds 1,600,000 shares of common stock to the share reserve, expands the types of awards available for grant under the Plan and makes other improvements to the 2007 Plan.

Options to purchase 280,000 shares were granted in fiscal 2017 and options to purchase 65,000 shares were exercised during fiscal 2017. In addition, during fiscal 2017, 11,000 shares of restricted common stock and 836 shares of unrestricted common stock were granted at a grant date fair value of $15.92 per share. As of September 30, 2017, the number of shares remaining for future grant under the Plan is 1,753,042.

The Committee, in its capacity as Plan Administrator shall determine, among other things: the recipients of awards; the type and number of awards participants will receive; the terms, conditions and forms of the awards; the times and conditions subject to which awards may be exercised or become vested, deliverable or exercisable, or as to which any restrictions may apply or lapse; and may amend or modify the terms and conditions of an award, except that repricing of options or Stock Appreciation Rights (SAR) is not permitted without shareholder approval.

No participant may receive awards during any calendar year covering more than 200,000 shares of common stock or more than $1,500,000 in cash. Regular annual awards granted to non-employee directors as compensation for services as non-employee directors during any fiscal year of the Company may not exceed $100,000 in value of the date of grant, and the grant date value of any special or one-time award upon election or appointment to the Board of Directors may not exceed $200,000.

Awards granted pursuant to the Plan generally may not vest until the first anniversary of the date the award was granted, provided, however, that up to 5% of the Common Shares available under the Plan may be awarded to any one or more Eligible Individuals without the minimum vesting period.

If an award made under the Plan is forfeited, expires or is converted into shares of another entity in connection with a recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares or other similar event, or the award is settled in cash, the shares associated with the forfeited, expired, converted or settled award will become available for additional awards under the Plan.

The term of any stock option or SAR generally may not be more than 10 years from the date of grant. The exercise price per common share under the Plan generally may not be below 100% of the fair market value of a common share at the date of grant.

Grants of Plan-Based Awards

All restricted stock awards granted during fiscal year 2017 vest 1/5th per year over a five year period and all dividends paid on unvested shares are reinvested in additional shares of restricted stock subject to the same vesting schedule. The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of restricted stock and individual grants of stock options made under the Plan during the fiscal year ended September 30, 2017:

Name	Grant Date	Number of Shares of Restricted Stock (1)	Number of Shares of Unrestricted Stock (2)	Number of Shares Underlying Options (3)	Exercise Price of Option Award or Fair Value Per Share at Grant Date of Restricted Stock Award	Grant Date Fair Value
Eugene W. Landy	1/4/17	-0-	-0-	65,000	$15.04	$104,650	(4)
Eugene W. Landy	9/12/17	1,000	76	-0-	15.92	17,130
Michael P. Landy	9/12/17	1,000	76	-0-	15.92	17,130
Kevin S. Miller	9/12/17	1,000	76	-0-	15.92	17,130
Kevin S. Miller	12/9/2016	-0-	-0-	40,000	14.24	58,000	(5)
Allison Nagelberg	12/9/2016	-0-	-0-	30,000	14.24	43,500	(5)

(1)	Represents restricted common stock which vests 1/5th every September 14th over the next five years, granted as compensation for service as a director. Fair value on the date of grant was $15.92 per share.
(2)	Comprises one quarter of an annual directors’ fee paid to Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Miller in the form of 76 unrestricted shares of common stock valued at $15.92 per share.
(3)	These options expire 8 years from grant date and are exercisable 1 year after grant date.
(4)	This value was established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model: expected volatility of 18.69%; risk-free interest rate of 2.26%; dividend yield of 4.26%; expected life of options of 8 years; and -0- estimated forfeitures. The fair value per share granted was $1.61. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.
(5)	This value was established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model: expected volatility of 18.88%; risk-free interest rate of 2.26%; dividend yield of 4.49%; expected life of options of 8 years; and -0- estimated forfeitures. The fair value per share granted was $1.45. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

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

Option Exercises and Stock Vested

The following table sets forth summary information concerning options exercised and vesting of stock awards for each of the Named Executive Officers during the fiscal year ended September 30, 2017:

Fiscal Year Ended September 30, 2017
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($)
Eugene W. Landy	65,000	$585,650	14,696	$236,918	(2)
Michael P. Landy	-0-	-0-	6,647	103,846	(3)
Kevin S. Miller	-0-	-0-	7,209	109,632	(4)
Allison Nagelberg	-0-	-0-	3,193	50,217	(5)

(1)	Value realized based on the difference between the closing price of the shares on the NYSE as of the date of exercise less the exercise price of the stock option.
(2)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 1,115 shares vested on 7/5/17 at $15.20 per share; 4,730 shares vested on 9/6/17 at $16.01 per share, 76 shares vested on 9/12/17 at $15.92 per share and 8,775 shares vested on 9/14/17 at $16.30 per share.
(3)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 3,344 shares vested on 7/5/17 at $15.20 per share; 2,735 shares vested on 9/6/17 at $16.01 per share, 76 shares vested on 9/12/17 at $15.92 per share and 492 shares vested on 9/14/17 at $16.30 per share.
(4)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 7,133 shares vested on 7/5/17 at $15.20 per share and 76 shares vested on 9/12/17 at $15.92 per share.
(5)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 1,115 shares vested on 7/5/17 at $15.20 per share and 2,078 shares vested on 9/6/17 at $16.01 per share.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options and restricted stock outstanding at September 30, 2017:

Fiscal Year Ended September 30, 2017
	Option Awards					Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option exercise price ($)	Option expiration date	Number of Shares That Have Not Vested		Market Value Of Shares that Have Not Vested (3)
Eugene W. Landy						38,618	(4)	$625,225
	-0-	65,000	(1)	$15.04	01/04/25
	65,000	-0-		10.37	01/05/24
	65,000	-0-		11.16	01/05/23
	65,000	-0-		8.94	01/03/22
	65,000	-0-		10.46	01/03/21
	65,000	-0-		9.33	01/03/20
	65,000	-0-		8.72	01/03/19

Michael P. Landy	-0-	-0-		$-0-	-	11,809	(5)	$191,188

Kevin S. Miller	-0-	40,000	(2)	$14.24	12/09/24	15,109	(6)	$244,615

Allison Nagelberg	-0-	30,000	(2)	$14.24	12/09/24	3,380	(7)	$54,722

(1)	These options will become exercisable on January 4, 2018.
(2)	These options will become exercisable on December 9, 2017.
(3)	Based on the closing price of our common stock on September 30, 2017 of $16.19. Restricted stock awards vest over 5 years.
(4)	3,380 shares vest 1/3rd on July 5th over the next 3 years; 670 shares vest 1/3rd on September 14th over the next 3 years; 33,568 shares vest 1/4 on September 14th over the next 4 years and 1,000 shares vest 1/5th on September 14th over the next 5 years.
(5)	10,139 shares vest 1/3 on July 5th over the next 3 years; and 670 shares vest 1/3rd on September 14th over the next 3 years and 1,000 shares vest 1/5th on September 14th over the next 5 years.
(6)	2,563 shares vest on July 5, 2018; 4,786 shares vest 1/2 on July 5th over the next 2 years; 6,760 shares vest 1/3rd on July 5th over the next 3 years and 1,000 shares vest 1/5th on September 14th over the next 5 years.
(7)	3,380 shares vest 1/3 on July 5th over the next 3 years.

Employment Agreements

Eugene W. Landy, the Company’s Chairman of the Board, executed an Employment Agreement on December 9, 1994, which was amended on June 26, 1997 (First Amendment), on November 5, 2003 (Second Amendment), on April 1, 2008 (Third Amendment), on July 1, 2010 (Fourth Amendment), on April 25, 2013 (Fifth Amendment), on December 20, 2013 (Sixth Amendment), on December 18, 2014 (Seventh Amendment) and on January 12, 2016 (Eighth Amendment) – collectively, the “Amended Employment Agreement”. Pursuant to the Amended Employment Agreement, Mr. Eugene Landy’s base salary was $410,000 per year, effective January 1, 2015, and was increased pursuant to the Eighth Amendment to $430,500 per year, effective January 1, 2016. He is entitled to receive pension payments of $50,000 per year through 2020; in fiscal 2017, the Company accrued $13,929 in additional compensation expense related to the pension benefits. Mr. Eugene Landy’s incentive bonus schedule is detailed in the Fourth Amendment and is based on progress toward achieving certain target levels of growth in market capitalization, funds from operations and dividends per share. Pursuant to the Amended Employment Agreement, Mr. Eugene Landy will receive each year an option to purchase 65,000 Common Shares. Mr. Eugene Landy is entitled to five weeks paid vacation annually, and he is entitled to participate in the Company’s employee benefit plans.

The Amended Employment Agreement provides for aggregate severance payments of $500,000, payable to Mr. Eugene Landy upon the termination of his employment for any reason in increments of $100,000 per year for five years. He is entitled to disability payments in the event of his disability (as defined in the Amended Employment Agreement) for a period of three years equal to his base salary. The Amended Employment Agreement provides for a death benefit of $500,000, payable to Mr. Eugene Landy’s designated beneficiary. Upon the termination of Mr. Eugene Landy’s employment, following, or as a result of, certain types of transactions that lead to a significant increase in the Company’s market capitalization, the Amended Employment Agreement provides that Mr. Eugene Landy will receive a grant of 35,000 to 65,000 Common Shares, depending on the amount of the increase in the Company’s market capitalization, all of his outstanding options to purchase Common Shares will become immediately vested, and he will be entitled to continue to receive benefits under the Company’s health insurance and similar plans for one year. In the event of a change in control of the Company, Mr. Eugene Landy shall receive a lump sum payment of $2,500,000, provided that the sale price of the Company is at least $10 per share of common stock. A change of control is defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company. This change of control provision will not apply to any combination between the Company and UMH. Payment will be made simultaneously with the closing of the transaction, and only in the event that the transaction closes. The Amended Employment Agreement is terminable by the Company’s Board of Directors at any time by reason of Mr. Eugene Landy’s death or disability or for cause, which is defined in the Amended Employment Agreement as a termination of the agreement if the Company’s Board of Directors determines in good faith that Mr. Eugene Landy failed to substantially perform his duties to the Company (other than due to his death or disability), or has engaged in conduct the consequences of which are materially adverse to the Company, monetarily or otherwise. Upon termination of the Amended Employment Agreement, Mr. Eugene Landy will remain entitled to the disability, severance, death and pension benefits provided for in the Amended Employment Agreement.

Effective April 9, 2013, Michael P. Landy was appointed President and Chief Executive Officer. Prior to April 9, 2013, Mr. Michael Landy was the Chief Operating Officer. Effective October 1, 2013, the Company and Michael Landy entered into a three-year employment agreement, under which Mr. Michael Landy received an annual base salary of $500,000 for fiscal year 2014 with increases of 5% for each of fiscal years 2015 and 2016, plus bonuses and customary fringe benefits. On January 11, 2016, the Company entered into an amended and restated Employment Agreement (Employment Agreement) with Mr. Michael Landy, which became effective October 1, 2016. Upon signing the Employment Agreement, Mr. Michael Landy received a signing bonus of $400,000 in recognition of the substantial progress that the Company has made under his leadership. Effective October 1, 2016, Mr. Michael Landy receives an annual base salary of $750,000 for fiscal year 2017 with increases of 5% for each of fiscal years 2018, 2019, 2020 and 2021, plus targeted bonuses and customary fringe benefits. The Employment Agreement has an initial term of five years, and is renewed automatically for a new five-year term on the first day of each calendar quarter after the effective date unless otherwise terminated. For fiscal years after 2021, Mr. Michael Landy’s base salary shall be set by the Compensation Committee of the Company’s Board of Directors but will be no less than his base salary for the preceding year. Mr. Michael Landy will receive annual cash bonuses based on the Company’s achievement of certain performance objectives as determined by the Compensation Committee: a) Growth in Market Cap of 10%, 15% or 20%, Mr. Michael Landy will receive $40,000, $60,000 or $80,000, respectively; b) Growth in AFFO per share of 5%, 10%, 15%, or 20%, Mr. Michael Landy will receive $50,000, $75,000, $100,000 or $150,000, respectively; and c) Growth in Dividend per Share of 5%, 10% or 15%, Mr. Michael Landy will receive $150,000, $200,000 or $250,000, respectively. Mr. Michael Landy will also be entitled to equity awards of up to 25,000 shares of restricted stock each year based on achievement of performance objectives as determined by the Compensation Committee. Mr. Michael Landy also receives four weeks’ vacation annually and he is entitled to customary fringe benefits including life insurance, health benefits and the right to participate in the Company’s 401(k) retirement plan. The Company reimburses Mr. Michael Landy for the cost of a disability insurance policy such that, in the event of Mr. Michael Landy’s disability for a period of more than 90 days, Mr. Michael Landy will receive benefits up to 60% of his then-current salary. Under the Employment Agreement, if Mr. Michael Landy’s employment is terminated for any reason, either voluntarily or involuntarily, including the death of Mr. Michael Landy or termination for cause, Mr. Michael Landy shall be entitled to the base salary plus base target bonuses due under the Employment Agreement for the remaining term of the Employment Agreement (as it has been renewed). The Employment Agreement also provides that, upon a change of control of the Company (as defined below), the Employment Agreement will automatically renew for five years from the date of the change in control and Mr. Michael Landy shall have the right to terminate the Employment Agreement and continue to receive the base salary plus base target bonuses and restricted stock awards he would have been entitled to receive during the remaining term of the Employment Agreement. In addition, provided that Mr. Michael Landy is actively employed by the Company as of the consummation of a change of control, Mr. Michael Landy shall be entitled to a transaction bonus consistent with the terms of any applicable transaction bonus plan that the Company may adopt. The term “Change of Control” under Mr. Michael Landy’s amended employment agreement means (i) a sale of substantially all of the Company’s assets, not in the ordinary course, to an unaffiliated third party, (ii) the transfer, in one transaction or a series of transactions, to an unaffiliated third party, of outstanding shares of the Company’s capital stock representing a majority of the then outstanding voting stock, (iii) a majority of the Company’s Directors ceasing to be individuals who either were members of the Board immediately following the Company’s 2014 Annual Meeting of Shareholders, or whose election as a director was approved by a majority of such incumbent directors or their approved successors, (iv) a merger or consolidation having the same effect as item (i), (ii) or (iii) above or (iv) any other event of a nature that would be required to be reported as a change of control in item 5.01 of Form 8-K under the Securities Exchange Act of 1934, as amended (or any successor provision thereto).

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

Effective January 1, 2014, the Company and Allison Nagelberg, General Counsel, entered into a three-year employment agreement, under which Ms. Nagelberg received an annual base salary of $275,625 for calendar year 2014, $325,000 for calendar year 2015, and $341,250 for calendar year 2016, plus bonuses and customary fringe benefits. Ms. Nagelberg also received four weeks’ vacation, annually. The Company reimbursed Ms. Nagelberg for the cost of a disability insurance policy such that, in the event of Ms. Nagelberg’s disability for a period of more than 90 days, Ms. Nagelberg would receive benefits up to 60% of her then-current salary. In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Ms. Nagelberg had the right to extend and renew this employment agreement so that the expiration date would be three years from the date of merger, sale or change of voting control, or Ms. Nagelberg could terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement. If there was a termination of employment by the Company or Ms. Nagelberg for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Nagelberg would be entitled to the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2017, the Company and Ms. Allison Nagelberg entered into a new three-year employment agreement, under which Ms. Nagelberg receives an annual base salary of $358,313 for calendar year 2017, $376,228 for calendar year 2018, and $395,040 for calendar year 2019, plus bonuses and customary fringe benefits. Under the employment agreement, Ms. Nagelberg receives the following benefits: Ms. Nagelberg receives four weeks’ vacation, annually. The Company reimburses Ms. Nagelberg for the cost of a disability insurance policy such that, in the event of Ms. Nagelberg’s disability for a period of more than 90 days, Ms. Nagelberg will receive benefits up to 60% of her then-current salary. In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and UMH, Ms. Nagelberg will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Ms. Nagelberg may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement. If there is a termination of employment by the Company or Ms. Nagelberg for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Nagelberg shall be entitled to the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Potential Payments upon Termination of Employment or Change-in-Control

Under the employment agreements with our President and Chief Executive Officer and the other Named Executive Officers listed below, our President and Chief Executive Officer and such other Named Executive Officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control). These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur. The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at September 30, 2017. Each of the employees named in the table below have restricted stock awards and/or stock option awards which are listed in the “Outstanding Equity Awards at Fiscal Year End” table previously disclosed. Restricted Stock Awards vest upon the termination of an employee due to death or disability. In addition, restricted stock awards vest on the date of an involuntary termination of employment with the Company or if the employee retires. If the termination of employment is for any other reason, including voluntary resignation, termination not for cause or good reason resignation, termination for cause, or termination not for cause or good reason (after a change in control), the restricted stock awards are forfeited. Regarding the stock option awards, if the termination is for any reason other than a termination for cause, the stock option awards may be exercised until three months after the termination of employment. If the termination is for cause, the stock option awards are forfeited.

	Voluntary Resignation on 9/30/17		Termination Not for Cause Or Good Reason Resignation on 9/30/17		Termination For Cause on 9/30/17		Termination Not for Cause or Good Reason Resignation (After a Change- in-Control) on 9/30/17		Disability/ Death on 9/30/17
Eugene W. Landy	$529,097	(3)	$529,097	(3)	$508,279	(2)	$3,029,097	(4)	$1,820,597	(5)
Michael P. Landy	4,305,853	(6)	4,305,853	(6)	4,305,853	(6)	4,305,853	(6)	4,305,853	(6)
Kevin S. Miller	491,400	(7)	491,400	(7)	7,269	(1)	491,400	(7)	491,400	(7)
Allison Nagelberg	860,846	(8)	860,846	(8)	6,891	(1)	860,846	(8)	860,846	(8)

(1)	Consists of accrued vacation time, which would be payable in a lump sum payment.
(2)	Consists of severance payments of $500,000, payable $100,000 per year for 5 years, and $8,279 of accrued vacation, which would be payable in a lump sum payment.
(3)	Consists of severance payments of $500,000, payable $100,000 per year for 5 years, plus the $20,818 estimated cost of continuation of benefits for one year following termination and $8,279 of accrued vacation, which would be payable in a lump sum payment.
(4)	Mr. Eugene W. Landy shall receive a lump-sum payment of $2,500,000 in the event of a change in control, provided that the sale price of the Company is at least $10 per share of common stock. In addition, if Mr. Eugene W. Landy’s employment agreement is terminated, he receives severance payments of $500,000, which would be payable $100,000 per year for 5 years, continuation of benefits for one year following termination and accrued vacation.
(5)	In the event of a disability, as defined in the agreement, Mr. Eugene W. Landy shall receive disability payments equal to his base salary for a period of three years, continuation of benefits for one year following termination and accrued vacation. He has a death benefit of $500,000 payable in a lump sum to Mr. Eugene W. Landy’s beneficiary.
(6)	Payments are calculated based on Mr. Michael P. Landy’s amended and restated employment agreement, which became effective October 1, 2016, which is the base salary due under the remaining term of the agreement.
(7)	Payments are calculated based on Mr. Kevin S. Miller’s employment agreement, which is the greater of the base salary due under the remaining term of the agreement or one year’s base salary at the date of termination.
(8)	Payments are calculated based on Ms. Allison Nagelberg’s employment agreement which is the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination.

Compensation Risk

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

Director Compensation

Effective September 12, 2017, the annual cash directors’ fee increased from $41,000 to $48,000, plus an additional amount to be paid in the Company’s unrestricted common stock valued at $4,800 for a total annual directors’ fee of $52,800. This annual directors’ fee will be paid quarterly. In addition, on September 12, 2017, the Directors (with the exception of Gregory Otto, whose election to the Board was announced on September 12, 2017) received a one-time bonus of 1,000 shares of the Company’s restricted stock, which vests over five years. Effective with the Company’s 2018 fiscal year, Directors will receive an increase in their meeting attendance fee from $4,000 to $5,000 for each Board meeting attended in person, and they will continue to receive $500 for each telephonic Board meeting attended. Directors appointed to Board committees will continue to receive $1,200 for each committee meeting attended.

The table below sets forth a summary of director compensation for the fiscal year ended September 30, 2017:

	Annual Board Cash	Meeting	Committee	Restricted Stock	Unrestricted Stock	Total
Director	Retainer	Fees	Fees	Awards (8)	Awards (9)	Fees

Anna T. Chew (1)	$30,750	$12,000	$-0-	$-0-	$-0-	$42,750
Daniel D. Cronheim	42,750	16,000	-0-	15,920	1,210	75,880
Catherine B. Elflein (2)	42,750	16,000	4,800	15,920	1,210	80,680
Brian H. Haimm (2)(3)(4)	42,750	16,000	7,000	15,920	1,210	82,880
Neal Herstik	42,750	16,000	1,700	15,920	1,210	77,580
Matthew I. Hirsch (2)(3)(4)(5)	42,750	16,000	8,200	15,920	1,210	84,080
Samuel A. Landy	42,750	16,000	-0-	15,920	1,210	75,880
Gregory T. Otto (6)	-0-	4,000	-0-	-0-	-0-	4,000
Scott L. Robinson (2)	42,750	16,000	4,800	15,920	1,210	80,680
Stephen B. Wolgin (2)(3)(4)(5)(7)	42,750	16,000	8,200	15,920	1,210	84,080
Total	$372,750	$144,000	$34,700	$127,360	$9,680	$688,490

Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Kevin S. Miller are Named Executive Officers of the Company. As such, their director compensation is included in the Summary Compensation Table.

(1)	Effective June 20, 2017, Ms. Anna T. Chew retired from the Company’s Board of Directors.
(2)	The Audit Committee for 2017 consists of Mr. Haimm (Chairman), Mr. Hirsch, Mr. Wolgin, Mr. Robinson and Ms. Elflein. The Board has determined that Mr. Wolgin, Mr. Robinson, Mr. Haimm and Ms. Elflein are considered “audit committee financial experts” within the meaning of the rules of the SEC and are “financially literate” within the meaning of the listing requirements of the NYSE.
(3)	These directors acted as chairs of the Board’s Audit, Compensation and Nominating Committees.
(4)	Mr. Haimm, Mr. Hirsch and Mr. Wolgin (Chairman) are members of the Compensation Committee.
(5)	Mr. Hirsch (Chairman), and Mr. Wolgin are members of the Nominating Committee.
(6)	Effective September 12, 2017, Mr. Otto was elected to the Company’s Board as an independent director.
(7)	Mr. Wolgin is the Lead Independent Director whose role is to preside over the executive sessions of the non-management directors.
(8)	Represents a grant of 1,000 shares of restricted common stock issued on September 12, 2017 which vests 1/5th every September 14th over the next five years. Fair value on the date of grant was $15.92 per share.
(9)	Represents a grant of 76 shares of common stock issued on September 12, 2017. Fair value on the date of grant was $15.92 per share.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific employment agreement for Mr. Eugene W. Landy, as described above, the Company does not have pension or other post-employment plans in effect for officers, directors or employees or a nonqualified deferred compensation plan. The present value of accumulated benefit of contractual pension benefits for Mr. Eugene W. Landy is $582,903 as of September 30, 2017. Payments made during the 2017 fiscal year were $50,000. He is entitled to receive pension payments of $50,000 per year through 2020. The Company’s employees may elect to participate in the 401(k) plan of UMH Properties, Inc.

Other Information

Daniel D. Cronheim is a director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and Cronheim Management Services, Inc. (CMSI). Daniel Cronheim received $75,880, $49,500 and $56,520 for director’s fees in fiscal 2017, 2016 and 2015, respectively. The Company paid fees to The David Cronheim Mortgage Corporation, an affiliated company of CMSI, of $-0-, $-0- and $196,000 in mortgage brokerage commissions in fiscal years 2017, 2016 and 2015, respectively.

Compensation Committee Interlocks and Insider Participation

During fiscal 2017, the Compensation Committee consisted of Messrs. Haimm, Hirsch and Wolgin (Chairman). No member of the Compensation Committee is a current or former officer or employee of the Company. In fiscal 2017, none of our executive officers served on the compensation committee of any entity, or board of directors of any entity that did not have a compensation committee, that had one or more of its executive officers serving on our Compensation Committee. The members of the Compensation Committee did not otherwise have any relationships requiring related-party disclosure in the Company’s Annual Report.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of the Company’s common stock (the Common Shares) as of September 30, 2017 by:

●	each person known by the Company to beneficially own more than five percent of the Company’s outstanding Common Shares;
●	the Company’s directors;
●	the Company’s executive officers; and
●	all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the address of the person or persons named below is c/o Monmouth Real Estate Investment Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-D, Freehold, New Jersey 07728. In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within sixty (60) days of September 30, 2017 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Common Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Shares Outstanding (2)

The Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, PA 19355	8,148,283	(3)	10.77%

BlackRock Inc. 40 East 52nd Street New York, NY 10022	5,632,369	(4)	7.45%

Daniel D. Cronheim	172,615	(5)	*
Catherine B. Elflein	11,934	(6)	*
Brian H. Haimm	12,678	(7)	*
Neal Herstik	18,442	(8)	*
Matthew I. Hirsch	78,230	(9)	*
Eugene W. Landy	2,019,031	(10)	2.66%
Michael P. Landy	604,205	(11)	*
Samuel A. Landy	348,469	(12)	*
Kevin S. Miller	42,132	(13)	*
Allison Nagelberg	76,476	(14)	*
Gregory T. Otto	100		*
Scott L. Robinson	8,105	(15)	*
Katie Rytter	8,759	(16)	*
Stephen B. Wolgin	71,601	(17)	*
Directors and Executive Officers as a group	3,472,777		4.57%

*Less than 1%.

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Common Shares listed.

(2)	Based on the number of Common Shares outstanding on September 30, 2017, which was 75,630,521.

(3)	Based on Schedule 13F filed with the SEC, The Vanguard Group, Inc. owns 8,148,283 Common Shares as of September 30, 2017.

(4)	Based on Schedule 13F filed with the SEC, BlackRock Inc. owns 5,632,369 Common Shares as of September 30, 2017.

(5)	Includes (a) 1,670 shares of unvested restricted stock; (b) 80,000 Common Shares held in a trust for Mr. Cronheim’s two minor family members, to which he has sole dispositive and voting power; and (c) 79,499 Common Shares pledged in a margin account.

(6)	Includes (a) 1,670 shares of unvested restricted stock; and (b) 3,500 Common Shares owned jointly with Ms. Elflein’s husband.

(7)	Includes 1,670 shares of unvested restricted stock.

(8)	Includes (a) 1,670 shares of unvested restricted stock and (b) 1,600 Common Shares owned by Mr. Herstik’s wife. As of September 30, 2017, Mr. Herstik also owned 2,400 of the Company’s 6.125% Series C Preferred Stock and 400 shares of the Company’s 6.125% Series C Preferred Stock are owned by Gross, Truss & Herstik Profit Sharing Plan.

(9)	Includes 1,670 shares of unvested restricted stock; and (b) 2,937 Common Shares owned by Mr. Hirsch’s wife.

(10)	Includes (a) 38,618 shares of unvested restricted stock; (b) 97,914 Common Shares owned by Mr. Eugene Landy’s wife; (c) 225,427 Common Shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a trustee and has shared voting and dispositive power; (d) 192,294 Common Shares held in the Landy & Landy Employees’ Pension Plan over which Mr. Landy has shared voting and dispositive power; (e) 13,048 Common Shares held in Landy Investments Ltd., over which Mr. Landy has shared voting and dispositive power; (f) 154,405 Common Shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, over which Mr. Landy has shared voting and dispositive power; (g) 36,153 Common Shares held by Juniper Plaza Associates, over which Mr. Landy has shared voting and dispositive power; (h) 28,557 Common Shares held by Windsor Industrial Park Associates, over which Mr. Landy has shared voting and dispositive power; (i) 476,451 Common Shares pledged in a margin account; and (j) 409,017 Common Shares pledged as security for loans. Includes 390,000 Common Shares issuable upon the exercise of stock options that are exercisable within 60 days of September 30, 2017. Excludes 65,000 Common Shares issuable upon the exercise of a stock option not exercisable within 60 days of September 30, 2017.

(11)	Includes (a) 11,809 shares of unvested restricted stock; (b) 33,651 Common Shares owned by Mr. Michael Landy’s wife; (c) 162,204 Common Shares held in custodial accounts for Mr. Landy’s children under the New Jersey Uniform Transfer to Minors Act; (d) 53,000 Common Shares held by EWL Grandchildren Fund, LLC; (e) 22,882 Common Shares held in the UMH 401(k) Plan for Mr. Landy’s benefit; and (f) 157,650 Common Shares pledged in a margin account.

(12)	Includes (a) 1,670 shares of unvested restricted stock; (b) 24,683 Common Shares owned by Mr. Samuel Landy’s wife; (c) 22,379 Common Shares held by the Samuel Landy Family Limited Partnership; (d) 53,000 Common Shares held in EWL Grandchildren Fund, LLC; (e) 40,332 Common Shares pledged in a margin account; (f) 172,086 Common Shares pledged as security for a loan; and (g) 68,073 Common Shares held in the UMH 401(k) Plan for Mr. Landy’s benefit. As a co-trustee of the UMH 401(k) Plan, Mr. Landy has shared voting power, but no dispositive power, over the 178,028 Common Shares held in the UMH 401(k) Plan. He, however, disclaims beneficial ownership of all of the Common Shares held by the UMH 401(k) Plan, except for the 68,073 Common Shares held by the UMH 401(k) Plan for his benefit.

(13)	Includes (a) 15,109 shares of unvested restricted stock; and (b) 1,173 Common Shares held in the UMH 401(k) Plan for Mr. Miller’s benefit. Excludes 40,000 Common Shares issuable upon the exercise of a stock option not exercisable within 60 days of September 30, 2017.

(14)	Includes (a) 3,380 shares of unvested restricted stock; (b) 3,471 Common Shares owned by Ms. Nagelberg’s husband; (c) 1,710 Common Shares held in custodial accounts for Ms. Nagelberg’s children under the New Jersey Uniform Transfers to Minors Act with respect to which she has sole dispositive and voting power; and (d) 11,762 Common Shares held in the UMH 401(k) Plan for Ms. Nagelberg’s benefit. Excludes 30,000 Common Shares issuable upon the exercise of a stock option not exercisable within 60 days of September 30, 2017.

(15)	Includes 1,670 shares of unvested restricted stock.

(16)	Includes (a) 1,352 shares of unvested restricted stock; (b) 343 Common Shares held in custodial accounts for Ms. Rytter’s son and nephew; and (c) 801 Common Shares held in the UMH 401(k) Plan for Ms. Rytter’s benefit. Excludes 20,000 Common Shares issuable upon the exercise of a stock option not exercisable within 60 days of September 30, 2017.

(17)	Includes (a) 1,670 shares of unvested restricted stock; and (b) 4,064 Common Shares owned by Mr. Wolgin’s wife. As of September 30, 2017, Mr. Wolgin also owned 14,512 shares of the Company’s 6.125% Series C Preferred Stock and Mr. Wolgin’s wife owns 2,000 shares of the Company’s 6.125% Series C Preferred Stock.

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

Daniel D. Cronheim is a director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and Cronheim Management Services, Inc. (CMSI). Daniel Cronheim received $75,880, $49,500 and $56,520 for director’s fees in fiscal 2017, 2016 and 2015, respectively. The David Cronheim Mortgage Corporation, an affiliated company of CMSI, received $-0-, $-0- and $196,000 in mortgage brokerage commissions in fiscal 2017, 2016 and 2015, respectively, from the Company.

Five of the 12 directors of the Company are also directors and shareholders of UMH. The Company holds common and preferred stock of UMH in its securities portfolio. See Note 6 of the Notes to the Consolidated Financial Statements included in this Form 10-K for current holdings. During fiscal 2017, the Company made total purchases of 138,989 common shares of UMH for a total cost of $1,926,166, or a weighted average cost of $13.86 per share, of which 125,989 shares were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. During fiscal 2017, UMH made total purchases of 102,103 common shares of the Company through the Company’s DRIP for a total cost of $1,437,355, or a weighted average cost of $14.08 per share.

The Company currently has fourteen full-time employees and one part-time employee. The Company’s Chairman of the Board is also the Chairman of the Board of UMH. Other than the Company’s Chairman of the Board, the Company does not share any employees with UMH since the beginning of fiscal 2016.

Effective January 12, 2015, the Company entered into a seven-year lease agreement to occupy 5,680 square feet for its corporate office space. Rent for the Company’s corporate office space is at an annual rate of $99,400 or $17.50 per square foot for years one through five and an annual rate of $100,820 or $17.75 per square foot for years six and seven. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, owns a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located. Management believes that the aforesaid rent is no more than what the Company would pay for comparable space elsewhere.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

PKF O’Connor Davies, LLP served as the Company’s independent registered public accountants for the years ended September 30, 2017 and 2016. A representative from PKF O’Connor Davies, LLP is expected to be present at the annual shareholders’ meeting in order to be available to respond to possible inquiries from shareholders’.

The following are fees billed by and accrued to PKF O’Connor Davies, LLP in connection with services rendered for the fiscal years ended September 30, 2017 and 2016:

	2017	2016
Audit Fees	$217,000	$210,400
Audit Related Fees	40,300	32,100
Tax Fees	49,500	54,400
All Other Fees	-0-	-0-
Total Fees	$306,800	$296,900

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

All of the services performed by PKF O’Connor Davies, LLP for the Company during fiscal 2017 were either expressly pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee Pre-Approval Policy, and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

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

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT’D)

(a)(3)	Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	Agreement and Plan of Merger Among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation, and Route 9 Acquisition, Inc., dated as of March 26, 2007 (incorporated by reference Annex A to the Proxy Statement filed by the Registrant with the Securities and Exchange Commission on June 8, 2007, Registration No. 001-33177).

(3)	Articles of Incorporation and By-Laws

3.1

Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Form S-3 filed by the Registrant with the Securities and Exchange Commission on September 1, 2009, Registration No. 333-161668).

3.2	Articles of Amendment, effective April 21, 2010 (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, filed by the Registrant with the Securities and Exchange Commission, on April 19, 2010, Registration No. 001-33177).

3.3	Articles of Amendment, effective March 7, 2011 (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, filed by the Registrant with the Securities and Exchange Commission on March 3, 2011, Registration No. 001-33177).

3.4	Articles of Amendment, effective January 26, 2012 (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, filed by the Registrant with the Securities and Exchange Commission on January 27, 2012, Registration No. 001-33177).

3.5

Articles of Amendment, effective May 27, 2014 (incorporated by reference to Exhibit 5.03 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 28, 2014, Registration No. 001-33177).

3.6

Articles Supplementary, effective September 7, 2016 (incorporated by reference to Exhibit 3.9 to the Form 8-A filed by the Registrant with the Securities and Exchange Commission on September 8, 2016, Registration No. 001-33177).

3.7	Certificate of Correction, effective March 7, 2017 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 9, 2017, Registration No. 001-33177).

3.8

Articles Supplementary, effective March 7, 2017 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 9, 2017, Registration No. 001-33177).

3.9

Articles Supplementary, effective June 29, 2017 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 29, 2017, Registration No. 001-33177).

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

4.2

Specimen certificate representing the 6.125% Series C Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.4 to the form 8-A filed by the Registrant with the Securities and Exchange Commission on September 8, 2016, Registration No. 001-33177).

(10)		Material Contracts

10.1	+	Employment Agreement - Mr. Eugene W. Landy dated December 9, 1994 (incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on December 28, 1994).
10.2	+

First Amendment to Employment Agreement - Mr. Eugene W. Landy dated June 26, 1997 (incorporated by reference to the Exhibit 10.2 to the Form 10-K filed by the Registrant with the Securities and Exchange Committee on December 10, 2009, Registration No. 001-33177).

10.3	+

Second Amendment to Employment Agreement - Mr. Eugene W. Landy dated November 5, 2003 (incorporated by reference to Appendix A to the Proxy Statement filed by the Registrant with the Securities and Exchange Committee on April 1, 2004, Registration No. 000-04248).

10.4	+

Third Amendment to Employment Agreement - Eugene W. Landy, dated April 14, 2008 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-33177).

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

97

10.11	+

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

10.13	+

Employment Agreement – Allison Nagelberg, dated January 3, 2017 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 4, 2017, Registration No. 001-33177).

10.14

Monmouth Real Estate Investment Corporation’s 2007 Stock Option Plan, Amended and Restated (incorporated by reference to Appendix A to the Proxy Statement filed by the Registrant with the Securities and Exchange Committee on March 26, 2010, Registration No.001-33177).

10.15

Monmouth Real Estate Investment Corporation’s 2007 Stock Option Plan, Amended and Restated (incorporated by reference to Appendix A to the Proxy Statement filed by the Registrant with the Securities and Exchange Committee on March 31, 2017, Registration No.001-33177).

10.16	+

Form of Restricted Stock Award Agreement and Stock Option Agreement (incorporated by reference to Exhibit 10.1 and 10.2 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2017, Registration No. 001-33177)

10.17	+

Form of Indemnification Agreement between Monmouth Real Estate Investment Corporation and its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-33177).

10.18

Dividend Reinvestment and Stock Purchase Plan of Monmouth Real Estate Investment Corporation (incorporated by reference to Form S-3D filed by the Registrant with the Securities and Exchange Commission on April 18, 2017, Registration No. 333-217357).

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

10.21

At the Market Sales Agreement by and between Monmouth Real Estate Investment Corporation and FBR Capital Markets & Co. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 29, 2017, Registration No. 001-33177).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Monmouth Real Estate Investment Corporation

We have audited the accompanying consolidated balance sheets of Monmouth Real Estate Investment Corporation (Company) as of September 30, 2017 and 2016 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monmouth Real Estate Investment Corporation at September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 28, 2017, expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies, LLP
New York, New York
November 28, 2017

* * *

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

	2017	2016

ASSETS
Real Estate Investments:
Land	$188,494,819	$162,110,595
Buildings and Improvements	1,250,626,187	995,489,304
Total Real Estate Investments	1,439,121,006	1,157,599,899
Accumulated Depreciation	(172,730,273)	(144,496,585)
Real Estate Investments	1,266,390,733	1,013,103,314

Real Estate Held for Sale	9,071,351	9,380,012
Cash and Cash Equivalents	10,226,046	95,749,508
Securities Available for Sale at Fair Value	123,764,770	73,604,894
Tenant and Other Receivables	1,753,054	1,444,824
Deferred Rent Receivable	8,049,275	6,917,431
Prepaid Expenses	5,434,874	4,830,987
Intangible Assets, net of Accumulated Amortization of $13,404,318 and $12,332,599, respectively	10,010,165	5,816,153
Capitalized Lease Costs, net of Accumulated Amortization of $3,393,187 and $3,238,516, respectively	4,180,907	4,165,268
Financing Costs, net of Accumulated Amortization of $619,555 and $246,678, respectively	875,709	1,245,923
Other Assets	3,280,871	7,227,571

TOTAL ASSETS	$1,443,037,755	$1,223,485,885

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30,

	2017	2016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$591,364,371	$477,476,010
Loans Payable	120,091,417	80,790,684
Accounts Payable and Accrued Expenses	4,450,753	3,998,771
Other Liabilities	14,265,518	9,868,572
Preferred Stock Called for Redemption	-0-	53,493,750
Total Liabilities	730,172,059	625,627,787

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
7.875% Series B Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: -0- and 2,300,000 Shares Authorized, Issued and Outstanding as of September 30, 2017 and 2016, respectively	-0-	57,500,000
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 12,400,000 and 5,400,000 Shares Authorized as of September 30, 2017 and 2016, respectively; 9,839,445 and 5,400,000 Shares Issued and Outstanding as of September 30, 2017 and 2016, respectively	245,986,125	135,000,000
Common Stock, $0.01 Par Value Per Share: 192,039,750 and 194,600,000 Shares Authorized as of September 30, 2017 and 2016, respectively; 75,630,521 and 68,920,972 Shares Issued and Outstanding as of September 30, 2017 and 2016, respectively	756,305	689,210
Excess Stock, $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of September 30, 2017 and 2016; No Shares Issued or Outstanding as of September 30, 2017 and 2016	-0-	-0-
Additional Paid-In Capital	459,552,701	391,726,621
Accumulated Other Comprehensive Income	6,570,565	12,942,267
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	712,865,696	597,858,098

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,443,037,755	$1,223,485,885

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2017	2016	2015
INCOME:
Rental Revenue	$97,659,778	$81,592,429	$67,059,385
Reimbursement Revenue	15,886,204	13,323,681	10,716,112
Lease Termination Income	-0-	-0-	238,625
TOTAL INCOME	113,545,982	94,916,110	78,014,122

EXPENSES:
Real Estate Taxes	12,427,311	10,455,401	8,362,135
Operating Expenses	4,887,922	4,273,899	4,127,884
General and Administrative Expenses	7,809,546	7,936,124	6,305,928
Acquisition Costs	178,526	730,441	1,546,088
Depreciation	29,634,998	24,055,022	19,705,320
Amortization of Capitalized Lease Costs and Intangible Assets	1,824,751	2,032,658	2,067,408
TOTAL EXPENSES	56,763,054	49,483,545	42,114,763

OTHER INCOME (EXPENSE):
Dividend and Interest Income	6,930,564	5,616,392	3,723,867
Gain on Sale of Securities Transactions, net	2,311,714	4,398,599	805,513
Interest Expense, including Amortization of Financing Costs	(25,754,121)	(22,953,049)	(19,844,166)
TOTAL OTHER INCOME (EXPENSE)	(16,511,843)	(12,938,058)	(15,314,786)

INCOME FROM CONTINUING OPERATIONS	40,271,085	32,494,507	20,584,573

Gain on Sale of Real Estate Investment	-0-	-0-	5,021,242

NET INCOME	40,271,085	32,494,507	25,605,815

Less: Preferred Dividends	14,861,686	9,020,470	8,607,032
Less: Redemption of Preferred Stock	2,467,165	2,942,149	-0-

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$22,942,234	$20,531,888	$16,998,783

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2017	2016	2015
BASIC INCOME – PER SHARE
Net Income	$0.56	$0.50	$0.43
Less: Preferred Dividends	(0.21)	(0.14)	(0.14)
Less: Redemption of Preferred Stock	(0.03)	(0.05)	-0-
Net Income Attributable to Common Shareholders – Basic	$0.32	$0.31	$0.29

DILUTED INCOME – PER SHARE
Net Income	$0.56	$0.50	$0.43
Less: Preferred Dividends	(0.21)	(0.14)	(0.14)
Less: Redemption of Preferred Stock	(0.03)	(0.05)	-0-
Net Income Attributable to Common Shareholders – Diluted	$0.32	$0.31	$0.29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	72,114,078	65,468,564	59,085,888
Diluted	72,249,691	65,558,284	59,201,296

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2017	2016	2015

Net Income	$40,271,085	$32,494,507	$25,605,815
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During the Period	(4,059,988)	22,782,469	(4,757,446)
Reclassification Adjustment for Net Gains of Sales of Securities Transactions Realized in Income	(2,311,714)	(4,398,599)	(805,513)
Total Comprehensive Income	33,899,383	50,878,377	20,042,856
Less: Preferred Dividends	14,861,686	9,020,470	8,607,032
Less: Redemption of Preferred Stock	2,467,165	2,942,149	-0-
Comprehensive Income Attributable to Common Shareholders	$16,570,532	$38,915,758	$11,435,824

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016, AND 2015

	Common Stock	Preferred Stock Series A	Preferred Stock Series B	Preferred Stock Series C	Additional Paid in Capital
Balance September 30, 2014	$570,088	$53,493,750	$57,500,000	$-0-	$308,945,888
Shares Issued in Connection with the DRIP (1)	49,755	-0-	-0-	-0-	48,354,801
Shares Issued Through the Exercise of Stock Options	812	-0-	-0-	-0-	611,598
Shares Issued Through Restricted Stock Awards	580	-0-	-0-	-0-	(580)
Stock Compensation Expense	-0-	-0-	-0-	-0-	448,895
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(18,523,344)
Net Income	-0-	-0-	-0-	-0-	-0-
Preferred Dividends	-0-	-0-	-0-	-0-	-0-
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2015	621,235	53,493,750	57,500,000	-0-	339,837,258
Shares Issued in Connection with the DRIP (1)	65,157	-0-	-0-	-0-	72,110,640
Shares Issued in Connection with Underwritten Public Offering of 6.125% Series C Preferred Stock, net of offering costs	-0-	-0-	-0-	135,000,000	(4,456,578)
Preferred Stock Called for Redemption	-0-	(53,493,750)	-0-	-0-	2,930,649
Shares Issued Through the Exercise of Stock Options	2,450	-0-	-0-	-0-	1,880,850
Shares Issued Through Restricted Stock Awards	400	-0-	-0-	-0-	(400)
Cancellation of Shares Related to Forfeiture of Restricted Stock Awards	(32)	-0-	-0-	-0-	32
Stock Compensation Expense	-0-	-0-	-0-	-0-	926,465
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(21,502,295)
Net Income	-0-	-0-	-0-	-0-	-0-
Preferred Dividends	-0-	-0-	-0-	-0-	-0-
Change in Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2016	689,210	-0-	57,500,000	135,000,000	391,726,621
Shares Issued in Connection with the DRIP (1)	66,327	-0-	-0-	-0-	91,865,504
Shares Issued in Connection with Underwritten Public Offering of 6.125% Series C Preferred Stock, net of offering costs	-0-	-0-	-0-	75,000,000	(3,996,907)
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	-0-	-0-	-0-	35,986,125	(255,906)
Preferred Stock Called for Redemption	-0-	-0-	(57,500,000)	-0-	2,467,165
Shares Issued Through the Exercise of Stock Options	650	-0-	-0-	-0-	468,650
Shares Issued Through Restricted Stock Awards	110	-0-	-0-	-0-	(110)
Stock Compensation Expense	8	-0-	-0-	-0-	624,698
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(23,347,014)
Net Income	-0-	-0-	-0-	-0-	-0-
Preferred Dividends	-0-	-0-	-0-	-0-	-0-
Change in Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2017	$756,305	$-0-	$-0-	$245,986,125	$459,552,701

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 AND 2015, CONT’D.

	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2014	$-0-	$121,356	$420,631,082
Shares Issued in Connection with the DRIP (1)	-0-	-0-	48,404,556
Shares Issued Through the Exercise of Stock Options	-0-	-0-	612,410
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	448,895
Distributions To Common Shareholders	(16,998,783)	-0-	(35,522,127)
Net Income	25,605,815	-0-	25,605,815
Preferred Dividends	(8,607,032)	-0-	(8,607,032)
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(5,562,959)	(5,562,959)
Balance September 30, 2015	-0-	(5,441,603)	446,010,640
Shares Issued in Connection with the DRIP (1)	-0-	-0-	72,175,797
Shares Issued in Connection with Underwritten Public Offering of 6.125% Series C Preferred Stock, net of offering costs	-0-	-0-	130,543,422
Preferred Stock Called for Redemption	(2,942,149)	-0-	(53,505,250)
Shares Issued Through the Exercise of Stock Options	-0-	-0-	1,883,300
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Cancellation of Shares Related to Forfeiture of Restricted Stock Awards	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	926,465
Distributions To Common Shareholders	(20,531,888)	-0-	(42,034,183)
Net Income	32,494,507	-0-	32,494,507
Preferred Dividends	(9,020,470)	-0-	(9,020,470)
Change in Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	18,383,870	18,383,870
Balance September 30, 2016	-0-	12,942,267	597,858,098
Shares Issued in Connection with the DRIP (1)	-0-	-0-	91,931,831
Shares Issued in Connection with Underwritten Public Offering of 6.125% Series C Preferred Stock, net of offering costs	-0-	-0-	71,003,093
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	-0-	-0-	35,730,219
Preferred Stock Called for Redemption	(2,467,165)	-0-	(57,500,000)
Shares Issued Through the Exercise of Stock Options	-0-	-0-	469,300
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	624,706
Distributions To Common Shareholders	(22,942,234)	-0-	(46,289,248)
Net Income	40,271,085	-0-	40,271,085
Preferred Dividends	(14,861,686)	-0-	(14,861,686)
Change in Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(6,371,702)	(6,371,702)
Balance September 30, 2017	$-0-	$6,570,565	$712,865,696

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$40,271,085	$32,494,507	$25,605,815
Noncash Items Included in Net Income:
Depreciation & Amortization	32,694,009	27,203,918	23,058,744
Stock Compensation Expense	624,706	926,465	448,895
Deferred Straight Line Rent	(463,842)	(1,080,699)	(1,446,264)
Gain on Sale of Securities Transactions, net	(2,311,714)	(4,398,599)	(805,513)
Loss (Gain) on Sale of Real Estate Investments	95,336	-0-	(5,021,242)
Changes in:
Tenant & Other Receivables	(206,262)	(559,805)	646,061
Prepaid Expenses	(603,887)	(899,371)	(1,166,821)
Other Assets & Capitalized Lease Costs	15,353	(1,814,638)	(2,359,895)
Accounts Payable, Accrued Expenses & Other Liabilities	3,753,082	2,827,722	(897,495)
NET CASH PROVIDED BY OPERATING ACTIVITIES	73,867,866	54,699,500	38,062,285

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(286,951,980)	(210,747,340)	(192,187,485)
Capital Improvements	(4,974,988)	(21,566,561)	(10,541,656)
Proceeds on Sale of Real Estate	4,125,819	-0-	8,846,686
Return of Deposits on Real Estate	3,400,000	2,950,000	3,100,000
Deposits Paid on Acquisitions of Real Estate	(450,000)	(2,200,000)	(3,700,000)
Proceeds from Sale of Securities Available for Sale	17,274,946	22,774,768	16,201,480
Purchase of Securities Available for Sale	(71,494,810)	(19,055,956)	(16,188,760)
NET CASH USED IN INVESTING ACTIVITIES	(339,071,013)	(227,845,089)	(194,469,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Fixed Rate Mortgage Notes Payable	188,809,000	153,428,485	122,173,058
Principal Payments on Fixed Rate Mortgage Notes Payable	(73,594,586)	(43,671,506)	(35,977,890)
Net Proceeds (Repayments) from Loans Payable	39,300,733	(4,250,702)	59,841,386
Financing Costs Paid on Debt	(2,190,098)	(2,646,393)	(2,917,663)
Redemption of 7.625% Series A Preferred Stock	(53,493,750)	-0-	-0-
Redemption of 7.875% Series B Preferred Stock	(57,500,000)	-0-	-0-
Proceeds from Underwritten Public Offering of 6.125% Series C Preferred Stock, net of offering costs	71,003,093	130,543,422	-0-
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	35,733,885	-0-	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	81,805,937	63,806,651	39,915,387
Proceeds from the Exercise of Stock Options	469,300	1,883,300	612,410
Preferred Dividends Paid	(14,500,474)	(8,607,032)	(8,607,032)
Common Dividends Paid, net of Reinvestments	(36,163,355)	(33,665,037)	(27,032,958)
NET CASH PROVIDED BY FINANCING ACTIVITIES	179,679,685	256,821,188	148,006,698

Net Increase (Decrease) in Cash and Cash Equivalents	(85,523,462)	83,675,599	(8,400,752)
Cash and Cash Equivalents at Beginning of Year	95,749,508	12,073,909	20,474,661

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,226,046	$95,749,508	$12,073,909

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation (a Maryland corporation) and its subsidiaries (the Company) operate as a real estate investment trust (REIT), deriving its income primarily from real estate rental operations. As of September 30, 2017 and 2016, rental properties consisted of 108 and 99 property holdings, respectively. These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. In addition, the Company owns a portfolio of REIT securities which the Company generally limits to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation).

Segment Reporting & Financial Information

The Company’s primary business is the ownership and management of real estate properties. The Company invests in well-located, modern, single tenant, industrial buildings leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. The Company reviews operating and financial information for each property on an individual basis and, therefore, each property represents an individual operating segment. The Company evaluates financial performance using Net Operating Income (NOI) from property operations. NOI is a non-GAAP financial measure, which we define as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. The Company has aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated as industrial properties subject to long-term net leases primarily to investment-grade tenants or their subsidiaries. For required financial information related to our operations and assets, please refer to our consolidated financial statements, including the notes thereto in this Annual Report.

Use of Estimates

In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

At September 30, 2017, Monmouth Capital owns a 51% majority interest in Palmer Terrace Realty Associates, LLC (a New Jersey limited liability company) (Palmer Terrace). The Company consolidates the results of operations of Palmer Terrace. Non-controlling interest represents 49% of the members’ equity in Palmer Terrace and is included in Other Liabilities in the accompanying Consolidated Balance Sheet.

Buildings and Improvements

Buildings and improvements are stated at the lower of depreciated cost or net realizable value. Depreciation is computed based on the straight-line method over the estimated useful lives of the assets. These lives are 39 years for buildings and range from 5 to 39 years for improvements.

The Company applies Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-10, Property, Plant & Equipment (ASC 360-10) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that an other-than-temporary impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

Gains (Losses) on Sale of Real Estate

Gains (losses) on the sale of real estate investments are recognized when the profit (loss) on a given sale is determinable, and the seller is not obliged to perform significant activities after the sale to earn such profit (loss).

Acquisitions

Prior to the adoption of ASU 2017-01, upon acquisition of a property, the Company allocated the purchase price of the property based upon the fair value of the assets acquired, which generally consisted of land, buildings and intangible assets, including above and below market leases and in-place leases. The Company allocated the purchase price to the fair value of the tangible assets of an acquired property generally determined by third party appraisal of the property obtained in conjunction with the purchase.

The purchase price was further allocated to acquired above and below market leases based on the present value of the difference between prevailing market rates and the in-place lease rates over the remaining term. In addition, any remaining amounts of the purchase price were applied to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease. In-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenant, the tenant’s credit quality and expectations of lease renewals were also considered. Acquired above and below market leases were amortized to rental revenue over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles was amortized to amortization expense over the remaining lease term. If a tenant terminated its lease early, the unamortized portion of the tenant improvements, leasing commissions, deferred rent, and the in-place lease value was charged to expense when there was a signed termination agreement, all of the conditions of the termination agreement were met, the tenant is no longer occupying the property and the termination consideration, if any, is probable of collection.

As a result of the adoption of Accounting Standards Update (ASU) 2017-01, (as further described herein under “New Accounting Pronouncements”), effective April 1, 2017 the Company no longer accounts for its property acquisitions as business combinations and instead accounts for its property acquisitions as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized to real estate investments as part of the purchase price as opposed to being expensed as Acquisition Costs under the previous accounting treatment for business combinations. Therefore, as of April 1, 2017, the Company no longer is required to expense its Acquisition Costs. Accordingly, the Company accounted for the properties purchased in Walker (Grand Rapids), MI; Mesquite (Dallas), TX; Aiken (Augusta, GA), SC; Homestead (Miami), FL; Oklahoma City, OK; Concord (Charlotte), NC; Kenton, OH and Stow, OH as asset acquisitions and allocated the total cash consideration, including transaction costs, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions.

Marketable Securities

Investments in securities available for sale primarily consist of marketable common and preferred stock securities of other REITs, which the Company generally limits to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These marketable securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. These securities may be classified among three categories: held-to-maturity, trading, and available-for-sale. The Company normally holds REIT securities on a long-term basis and has the ability and intent to hold securities to recovery. Therefore as of September 30, 2017 and 2016, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices in active markets. Gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in the unrealized net holding gains (losses) is reflected as Comprehensive Income (Loss).

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

The Company normally holds REIT securities on a long-term basis and has the ability and intent to hold securities to recovery. If a decline in fair value is determined to be other than temporary, an impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the new cost basis.

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

Intangible Assets, Capitalized Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases. Upon termination of a lease, the unamortized portion is charged to expense. The weighted-average amortization period upon acquisition for intangible assets recorded during 2017, 2016 and 2015 was 13 years, 12 years and 13 years, respectively.

Costs incurred in connection with the execution of leases are capitalized and amortized over the term of the respective leases. Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms. Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized over the term of the related obligations using the effective interest method. Unamortized costs are charged to expense upon prepayment of the obligation. Amortization expense related to these deferred leasing and financing costs were $2,089,259, $2,072,120 and $2,042,520 for the years ended September 30, 2017, 2016 and 2015, respectively. The Company estimates that aggregate amortization expense for existing assets will be approximately $1,913,000, $1,719,000, $1,365,000, $1,145,000 and $1,065,000 for the fiscal years 2018, 2019, 2020, 2021 and 2022, respectively.

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

The Company provides an allowance for doubtful accounts against the portion of tenant and other receivables and deferred rent receivable which are estimated to be uncollectible. For accounts receivable the Company deems uncollectible, the Company uses the direct write-off method. The Company did not have an allowance for doubtful accounts as of September 30, 2017 and 2016.

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

Of the Company’s 108 properties, only five leases contain an early termination provision. The Company’s leases with early termination provisions are the 26,340 square foot location in Ridgeland (Jackson), MS, the 38,833 square foot location in Rockford, IL, the recently executed lease for the 36,270 square feet location in Urbandale (Des Moines), IA, the 83,000 square foot location in Roanoke, VA and the 102,135 square foot location in O’Fallon (St. Louis), MO. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include: date termination can be exercised, the time frame that notice must be given by the tenant to the Company and the termination fee that would be required to be paid by the tenant to the Company. The total potential termination fee to be paid to the Company from the five leases with termination provisions amounts to approximately $1,756,000.

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

In addition, common stock equivalents of 135,613, 89,720 and 115,408 shares are included in the diluted weighted average shares outstanding for fiscal years 2017, 2016 and 2015, respectively. As of September 30, 2017, 2016 and 2015, options to purchase 65,000, -0- and 65,000 shares, respectively, were antidilutive.

Stock Compensation Plan

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $624,706, $926,465 and $448,895 have been recognized in 2017, 2016 and 2015, respectively. Included in Note 9 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted shares.

Income Tax

The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate investments, and meets certain other requirements for qualification as a REIT. The Company is subject to franchise taxes in several of the states in which the Company owns property.

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of September 30, 2017. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of September 30, 2017, the fiscal tax years 2014 through and including 2017 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income consists of unrealized holding gains or losses arising during the period on securities available for sale, less any reclassification adjustments for net gains of sales of securities transactions realized in income.

Reclassifications

Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the financial statement presentation for the current year.

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (ASU 2017-01). ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or should be accounted for as an asset acquisition, likely resulting in more acquisitions being accounted for as asset acquisitions as opposed to business combinations. Transaction costs are capitalized for asset acquisitions while they are expensed as incurred for business combinations. ASU 2017-01 requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business. ASU 2017-01 also revises the definition of a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. ASU 2017-01 will be effective, on a prospective basis, for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2017-01 as of April 1, 2017, as permitted under the standard. As a result of the implementation of this update, our property acquisitions, which under previous guidance were accounted for as business combinations, are now accounted for as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under accounting for business combinations. For the period April 1, 2017 through September 30, 2017, the Company acquired eight properties, for each of which it was concluded that substantially all of the fair value of the assets acquired with each property acquisition was concentrated in a single identifiable asset and did not meet the definition of a business combination under ASU 2017-01. Therefore, acquisition transaction costs associated with these property acquisitions were capitalized to real estate investments as part of the purchase price.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In March 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09), which relates to the accounting for employee share-based payments. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company’s fiscal year beginning October 1, 2018. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements and has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures at this time.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (Subtopic 835-30), which clarified that debt issuance costs related to line-of-credit arrangements may be presented as an asset and amortized over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted these standards effective October 1, 2016. As a result, debt issuance costs related to debt liabilities that are not line-of-credit arrangements are included as a direct deduction from the related debt liability and those related to line-of-credit arrangements continue to be included as an asset on the accompanying Consolidated Balance Sheets. The effects of this standard were applied retrospectively to all prior periods presented. The effect of the change in accounting principle was the reduction in the amount of $6,272,143 of the Fixed Rate Mortgage Notes Payable liability and a corresponding reduction of the Financing Costs asset as of September 30, 2016 and a reclassification of Amortization of Financing Costs of $1,116,238 and $1,286,016 for the fiscal years ended September 30, 2016 and 2015, respectively, to Interest Expense, including Amortization of Financing Costs in our Consolidated Statement of Income.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued further guidance in ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Therefore, the Company expects to adopt the standard effective October 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method, and the Company is evaluating which transition method it will elect. The Company is also in the process of evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 2 – REAL ESTATE INVESTMENTS

The following is a summary of the cost and accumulated depreciation of the Company’s land, buildings and improvements at September 30, 2017 and 2016:

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2017	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$748,115	$5,913,696	$1,092,730	$5,569,081
Arizona:
Tolleson (Phoenix)	Industrial	1,316,075	15,508,151	5,634,312	11,189,914
Colorado:
Colorado Springs	Industrial	1,270,000	5,934,472	1,644,190	5,560,282
Colorado Springs	Industrial	2,150,000	26,350,000	900,855	27,599,145
Denver	Industrial	1,150,000	5,204,051	1,570,819	4,783,232
Connecticut:
Newington (Hartford)	Industrial	410,000	3,084,108	1,288,391	2,205,717
Florida:
Cocoa	Industrial	1,881,316	12,246,133	2,435,695	11,691,754
Davenport (Orlando)	Industrial	7,060,000	30,720,000	918,974	36,861,026
Ft. Myers (Vacant) (1)	Industrial	1,910,000	3,107,448	1,057,915	3,959,533
Ft. Myers (FDX Ground)	Industrial	2,400,000	19,223,000	353,846	21,269,154
Homestead (Miami)	Industrial	4,426,727	33,446,393	214,400	37,658,720
Jacksonville (FDX)	Industrial	1,165,000	5,164,784	2,450,615	3,879,169
Jacksonville (FDX Ground)	Industrial	6,000,000	24,732,090	1,688,236	29,043,854
Lakeland	Industrial	261,000	1,721,532	525,151	1,457,381
Orlando	Industrial	2,200,000	6,354,432	1,636,085	6,918,347
Punta Gorda	Industrial	-0-	4,133,510	945,236	3,188,274
Tampa (FDX Ground)	Industrial	5,000,000	14,696,227	4,544,868	15,151,359
Tampa (FDX)	Industrial	2,830,000	4,789,924	1,383,938	6,235,986
Tampa (Tampa Bay Grand Prix)	Industrial	1,867,000	3,810,982	1,043,048	4,634,934
Georgia:
Augusta (FDX Ground)	Industrial	614,406	4,748,899	1,385,556	3,977,749
Augusta (FDX)	Industrial	380,000	1,597,779	415,251	1,562,528
Griffin (Atlanta)	Industrial	760,000	14,108,857	4,128,872	10,739,985

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2017 (cont’d)	Type	Land	Improvements	Depreciation	Value
Illinois:
Burr Ridge (Chicago)	Industrial	$270,000	$1,422,901	$698,725	$994,176
Elgin (Chicago)	Industrial	1,280,000	5,697,442	2,284,344	4,693,098
Granite City (St. Louis, MO)	Industrial	340,000	12,357,848	4,834,280	7,863,568
Montgomery (Chicago)	Industrial	2,000,000	9,298,367	2,522,213	8,776,154
Rockford (Collins Aerospace Systems-United Technologies)	Industrial	480,000	4,620,000	355,385	4,744,615
Rockford (Sherwin-Williams Co.)	Industrial	1,100,000	4,451,227	744,286	4,806,941
Sauget (St. Louis, MO)	Industrial	1,890,000	13,314,950	1,024,382	14,180,568
Schaumburg (Chicago)	Industrial	1,039,800	4,138,140	2,159,563	3,018,377
Wheeling (Chicago)	Industrial	5,112,120	13,425,532	4,079,587	14,458,065
Indiana:
Greenwood (Indianapolis)	Industrial	2,250,000	35,262,071	2,186,221	35,325,850
Indianapolis	Industrial	3,739,030	21,267,342	1,657,124	23,349,248
Iowa:
Urbandale (Des Moines)(Vacant)	Industrial	310,000	1,946,613	1,144,794	1,111,819
Kansas:
Edwardsville (Kansas City) (Carlisle Tire)	Industrial	1,185,000	6,047,986	2,358,818	4,874,168
Edwardsville (Kansas City) (International Paper)	Industrial	2,750,000	15,544,108	1,587,164	16,706,944
Olathe (Kansas City)	Industrial	2,350,000	29,387,000	879,098	30,857,902
Topeka	Industrial	-0-	3,679,843	802,124	2,877,719
Kentucky:
Buckner (Louisville)	Industrial	2,280,000	24,527,852	2,472,411	24,335,441
Frankfort (Lexington)	Industrial	1,850,000	26,150,000	1,899,786	26,100,214
Louisville	Industrial	1,590,000	9,714,000	332,103	10,971,897
Louisiana:
Covington (New Orleans)	Industrial	2,720,000	15,690,000	737,564	17,672,436
Maryland:
Beltsville (Washington, DC)	Industrial	3,200,000	11,312,355	3,843,707	10,668,648
Michigan:
Walker (Grand Rapids)	Industrial	4,034,363	27,620,623	354,111	31,300,875
Livonia (Detroit)	Industrial	320,000	13,442,030	1,698,607	12,063,423
Orion	Industrial	4,649,971	18,235,665	4,019,239	18,866,397
Romulus (Detroit)	Industrial	531,000	4,136,506	1,922,903	2,744,603
Minnesota:
Stewartville (Rochester)	Industrial	900,000	4,320,000	443,077	4,776,923
Mississippi:
Olive Branch (Memphis, TN)(Anda Pharmaceuticals, Inc.)	Industrial	800,000	13,750,000	1,850,962	12,699,038
Olive Branch (Memphis, TN)(Milwaukee Tool)	Industrial	2,550,000	34,364,917	3,159,783	33,755,134
Richland (Jackson)	Industrial	211,000	1,689,691	904,133	996,558
Ridgeland (Jackson)	Industrial	218,000	1,640,591	1,246,001	612,590
Missouri:
Kansas City (Bunzl)	Industrial	1,000,000	8,651,226	646,520	9,004,706
Kansas City (Kellogg) (1)	Industrial	660,000	4,140,474	1,147,694	3,652,780
Liberty (Kansas City)	Industrial	723,000	6,674,881	3,325,236	4,072,645
O’Fallon (St. Louis)	Industrial	264,000	3,981,913	2,228,921	2,016,992
St. Joseph	Industrial	800,000	12,489,270	5,101,907	8,187,363
Nebraska:
Omaha	Industrial	1,170,000	4,774,691	2,233,901	3,710,790
New Jersey:
Carlstadt (New York, NY)	Industrial	1,194,000	3,709,589	939,584	3,964,005
Somerset	Shopping Center	34,317	3,038,573	1,494,297	1,578,593

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2017 (cont’d)	Type	Land	Improvements	Depreciation	Value
New York:
Cheektowaga (Buffalo)	Industrial	$4,796,765	$6,164,058	$1,692,362	$9,268,461
Halfmoon (Albany)	Industrial	1,190,000	4,335,600	611,431	4,914,169
Hamburg (Buffalo)	Industrial	1,700,000	33,150,000	850,000	34,000,000
Orangeburg (New York) (1)	Industrial	694,720	3,200,955	2,436,637	1,459,038
North Carolina:
Concord (Charlotte)	Industrial	4,305,000	28,739,797	1,471,238	31,573,559
Concord (Charlotte)	Industrial	4,306,684	35,736,461	152,720	39,890,425
Fayetteville	Industrial	172,000	5,279,629	2,698,223	2,753,406
Winston-Salem	Industrial	980,000	6,258,613	2,401,589	4,837,024
Ohio:
Bedford Heights (Cleveland)	Industrial	990,000	5,929,836	1,707,394	5,212,442
Cincinnati	Industrial	800,000	5,950,000	317,842	6,432,158
Kenton	Industrial	854,780	17,026,827	18,188	17,863,419
Lebanon (Cincinnati)	Industrial	240,000	4,212,425	594,620	3,857,805
Monroe (Cincinnati)	Industrial	1,800,000	11,137,000	737,707	12,199,293
Richfield (Cleveland)	Industrial	2,676,848	13,758,630	2,728,544	13,706,934
Stow	Industrial	1,429,715	17,504,350	-0-	18,934,065
Streetsboro (Cleveland)	Industrial	1,760,000	17,840,000	2,515,897	17,084,103
West Chester Twp. (Cincinnati)	Industrial	695,000	5,038,686	2,125,801	3,607,885
Oklahoma:
Oklahoma City (FDX Ground)	Industrial	1,410,000	11,174,462	1,306,735	11,277,727
Oklahoma City (Bunzl)	Industrial	844,688	7,883,751	50,537	8,677,902
Tulsa	Industrial	790,000	2,958,031	309,194	3,438,837
Pennsylvania:
Altoona	Industrial	1,200,000	7,808,650	784,660	8,223,990
Imperial (Pittsburgh)	Industrial	3,700,000	16,250,000	659,722	19,290,278
Monaca (Pittsburgh)	Industrial	401,716	7,484,125	2,642,181	5,243,660
South Carolina:
Aiken (Augusta, GA)	Industrial	1,362,458	19,677,937	126,141	20,914,254
Ft. Mill (Charlotte, NC)	Industrial	1,670,000	13,743,307	2,302,265	13,111,042
Hanahan (Charleston)(SAIC)	Industrial	1,129,000	12,245,441	3,961,769	9,412,672
Hanahan (Charleston)(FDX Ground)	Industrial	930,000	6,684,653	1,897,664	5,716,989
Tennessee:
Chattanooga	Industrial	300,000	4,716,518	1,262,219	3,754,299
Lebanon (Nashville)	Industrial	2,230,000	11,985,126	1,843,853	12,371,273
Memphis	Industrial	1,240,887	13,381,050	2,573,085	12,048,852
Shelby County	Vacant Land	11,065	-0-	-0-	11,065
Texas:
Carrollton (Dallas)	Industrial	1,500,000	16,319,203	3,130,523	14,688,680
Corpus Christi	Industrial	-0-	4,771,913	672,040	4,099,873
Edinburg	Industrial	1,000,000	11,039,014	1,188,983	10,850,031
El Paso	Industrial	3,225,195	9,205,997	1,709,714	10,721,478
Ft. Worth (Dallas)	Industrial	8,200,000	27,100,832	1,505,602	33,795,230
Houston	Industrial	1,661,120	6,487,338	1,248,713	6,899,745
Lindale (Tyler)	Industrial	540,000	9,396,500	722,416	9,214,084
Mesquite (Dallas)	Industrial	6,247,658	43,632,835	279,698	49,600,795
Spring (Houston)	Industrial	1,890,000	17,393,798	1,629,658	17,654,140
Waco	Industrial	1,350,000	11,201,368	1,210,344	11,341,024
Virginia:
Charlottesville	Industrial	1,170,000	3,186,988	1,489,266	2,867,722
Mechanicsville (Richmond)	Industrial	1,160,000	6,625,011	2,824,533	4,960,478
Richmond	Industrial	446,000	4,322,309	1,409,820	3,358,489
Roanoke (CHEP USA)	Industrial	1,853,000	5,552,447	1,516,288	5,889,159
Roanoke (FDX Ground)	Industrial	1,740,000	8,460,000	930,962	9,269,038

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2017 (cont’d)	Type	Land	Improvements	Depreciation	Value
Washington:
Burlington (Seattle/Everett)	Industrial	$8,000,000	$22,228,547	$855,500	$29,373,047
Wisconsin:
Cudahy (Milwaukee)	Industrial	980,000	8,402,361	3,075,370	6,306,991
Green Bay	Industrial	590,000	5,980,000	613,333	5,956,667
Total as of September 30, 2017		$191,759,539	$1,261,075,064	$177,372,519	$1,275,462,084

(1)	Classified as Real Estate Held for Sale.

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2016	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$748,115	$5,857,016	$936,862	$5,668,269
Arizona:
Tolleson (Phoenix)	Industrial	1,316,075	15,508,151	5,115,610	11,708,616
Colorado:
Colorado Springs	Industrial	1,270,000	5,934,472	1,490,351	5,714,121
Colorado Springs	Industrial	2,150,000	26,350,000	225,214	28,274,786
Denver	Industrial	1,150,000	5,204,051	1,437,516	4,916,535
Connecticut:
Newington (Hartford)	Industrial	410,000	3,053,824	1,207,938	2,255,886
Florida:
Cocoa	Industrial	1,881,316	12,246,133	2,113,243	12,014,206
Davenport (Orlando)	Industrial	7,060,000	30,720,000	131,282	37,648,718
Ft. Myers (1)	Industrial	1,910,000	3,107,447	991,678	4,025,769
Jacksonville (FDX)	Industrial	1,165,000	5,081,404	2,295,680	3,950,724
Jacksonville (FDX Ground)	Industrial	6,000,000	24,645,954	1,053,246	29,592,708
Lakeland	Industrial	261,000	1,721,532	466,240	1,516,292
Orlando	Industrial	2,200,000	6,354,432	1,471,814	7,082,618
Punta Gorda	Industrial	-0-	4,113,265	833,789	3,279,476
Tampa (FDX Ground)	Industrial	5,000,000	14,696,102	4,161,734	15,534,368
Tampa (FDX)	Industrial	2,830,000	4,762,861	1,258,519	6,334,342
Tampa (Tampa Bay Grand Prix)	Industrial	1,867,000	3,810,982	941,848	4,736,134
Georgia:
Augusta (FDX Ground)	Industrial	614,406	4,739,628	1,258,944	4,095,090
Augusta (FDX)	Industrial	380,000	1,591,732	367,357	1,604,375
Griffin (Atlanta)	Industrial	760,000	14,108,857	3,767,103	11,101,754
Illinois:
Burr Ridge (Chicago)	Industrial	270,000	1,422,901	656,159	1,036,742
Elgin (Chicago)	Industrial	1,280,000	5,652,916	2,124,899	4,808,017
Granite City (St. Louis, MO)	Industrial	340,000	12,202,814	4,485,359	8,057,455
Montgomery (Chicago)	Industrial	2,000,000	9,298,367	2,282,887	9,015,480
Rockford (Collins Aerospace Systems)	Industrial	480,000	4,620,000	236,923	4,863,077
Rockford (Sherwin-Williams Co.)	Industrial	1,100,000	4,451,227	628,612	4,922,615
Sauget (St. Louis, MO)	Industrial	1,890,000	13,314,950	682,605	14,522,345
Schaumburg (Chicago)	Industrial	1,039,800	3,941,614	2,037,309	2,944,105
Wheeling (Chicago)	Industrial	5,112,120	13,425,532	3,735,969	14,801,683
Indiana:
Greenwood (Indianapolis)	Industrial	2,250,000	35,250,391	1,280,020	36,220,371
Indianapolis	Industrial	3,500,000	20,446,000	1,132,868	22,813,132
Iowa:
Urbandale (Des Moines)	Industrial	310,000	1,851,895	1,094,293	1,067,602

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2016 (cont’d)	Type	Land	Improvements	Depreciation	Value
Kansas:
Edwardsville (Kansas City)(Carlisle Tire)	Industrial	$1,185,000	$6,040,401	$2,158,091	$5,067,310
Edwardsville (Kansas City)(International Paper)	Industrial	2,750,000	15,544,108	1,172,549	17,121,559
Olathe (Kansas City)	Industrial	2,350,000	29,387,000	125,585	31,611,415
Topeka	Industrial	-0-	3,679,843	707,765	2,972,078
Kentucky:
Buckner (Louisville)	Industrial	2,280,000	24,487,852	1,834,166	24,933,686
Frankfort (Lexington)	Industrial	1,850,000	26,150,000	1,229,274	26,770,726
Louisville	Industrial	1,590,000	9,714,000	83,026	11,220,974
Louisiana:
Covington (New Orleans)	Industrial	2,720,000	15,690,000	335,256	18,074,744
Maryland:
Beltsville (Washington, DC)	Industrial	3,200,000	11,312,355	3,536,076	10,976,279
Michigan:
Livonia (Detroit)	Industrial	320,000	13,442,030	1,350,345	12,411,685
Orion	Industrial	4,649,971	18,235,665	3,549,648	19,335,988
Romulus (Detroit)	Industrial	531,000	4,069,532	1,804,248	2,796,284
Minnesota:
Stewartville (Rochester)	Industrial	900,000	4,320,000	332,308	4,887,692
White Bear Lake (Minneapolis/St. Paul)	Industrial	1,393,000	3,764,126	927,965	4,229,161
Mississippi:
Olive Branch (Memphis, TN)( Anda Pharmaceuticals, Inc.)	Industrial	800,000	13,750,000	1,498,397	13,051,603
Olive Branch (Memphis, TN)(Milwaukee Tool)	Industrial	2,550,000	34,364,917	2,275,368	34,639,549
Richland (Jackson)	Industrial	211,000	1,689,691	826,199	1,074,492
Ridgeland (Jackson)	Industrial	218,000	1,640,591	1,177,386	681,205
Missouri:
Kansas City (Bunzl)	Industrial	1,000,000	8,600,000	422,650	9,177,350
Kansas City (Kellogg) (1)	Industrial	660,000	4,140,474	1,022,653	3,777,821
Liberty (Kansas City)	Industrial	723,000	6,674,881	3,152,489	4,245,392
O’Fallon (St. Louis)	Industrial	264,000	3,981,913	2,096,073	2,149,840
St. Joseph	Industrial	800,000	12,433,706	4,756,910	8,476,796
Nebraska:
Omaha	Industrial	1,170,000	4,774,691	2,109,230	3,835,461
New Jersey:
Carlstadt (New York, NY)	Industrial	1,194,000	3,709,589	849,584	4,054,005
Somerset	Shopping Center	34,316	3,038,565	1,399,343	1,673,538
New York:
Cheektowaga (Buffalo)	Industrial	4,796,765	6,164,058	1,531,509	9,429,314
Halfmoon (Albany)	Industrial	1,190,000	4,335,600	500,262	5,025,338
Orangeburg (New York) (1)	Industrial	694,720	3,200,955	2,319,253	1,576,422
North Carolina:
Concord (Charlotte)	Industrial	4,305,000	27,670,897	650,384	31,325,513
Fayetteville	Industrial	172,000	5,269,876	2,458,876	2,983,000
Winston-Salem	Industrial	980,000	6,258,613	2,185,430	5,053,183
Ohio:
Bedford Heights (Cleveland)	Industrial	990,000	5,873,879	1,521,396	5,342,483
Cincinnati	Industrial	800,000	5,950,000	165,278	6,584,722
Lebanon (Cincinnati)	Industrial	240,000	4,212,425	485,114	3,967,311
Monroe (Cincinnati)	Industrial	1,800,000	11,137,000	452,143	12,484,857
Richfield (Cleveland)	Industrial	2,676,848	13,758,630	2,373,693	14,061,785
Streetsboro (Cleveland)	Industrial	1,760,000	17,840,000	2,058,462	17,541,538
West Chester Twp. (Cincinnati)	Industrial	695,000	5,033,690	1,947,128	3,781,562
Oklahoma:
Oklahoma City (FDX Ground)	Industrial	1,410,000	11,170,262	1,014,638	11,565,624
Tulsa	Industrial	790,000	2,958,031	227,268	3,520,763

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2016 (cont’d)	Type	Land	Improvements	Depreciation	Value
Pennsylvania:
Altoona	Industrial	$1,200,000	$7,808,650	$583,052	$8,425,598
Imperial (Pittsburgh)	Industrial	3,700,000	16,250,000	243,056	19,706,944
Monaca (Pittsburgh)	Industrial	401,716	7,404,507	2,331,288	5,474,935
South Carolina:
Ft. Mill (Charlotte, NC)	Industrial	1,670,000	13,743,307	1,949,873	13,463,434
Hanahan (Charleston)(SAIC)	Industrial	1,129,000	12,211,592	3,577,226	9,763,366
Hanahan (Charleston)(FDX Ground)	Industrial	930,000	6,684,653	1,724,191	5,890,462
Tennessee:
Chattanooga	Industrial	300,000	4,712,203	1,131,706	3,880,497
Lebanon (Nashville)	Industrial	2,230,000	11,985,126	1,536,542	12,678,584
Memphis	Industrial	1,240,887	13,380,000	2,230,008	12,390,879
Shelby County	Vacant Land	11,065	-0-	-0-	11,065
Texas:
Carrollton (Dallas)	Industrial	1,500,000	16,269,106	2,708,020	15,061,086
Corpus Christi	Industrial	-0-	4,764,500	549,750	4,214,750
Edinburg	Industrial	1,000,000	10,423,872	907,803	10,516,069
El Paso	Industrial	3,225,195	9,205,997	1,442,146	10,989,046
Ft. Worth (Dallas)	Industrial	8,200,000	27,100,832	810,709	34,490,123
Houston	Industrial	1,730,000	6,353,107	1,080,294	7,002,813
Lindale (Tyler)	Industrial	540,000	9,390,000	481,538	9,448,462
Spring (Houston)	Industrial	1,890,000	17,393,798	1,183,663	18,100,135
Waco	Industrial	1,350,000	11,196,157	923,263	11,622,894
Virginia:
Charlottesville	Industrial	1,170,000	3,178,499	1,393,226	2,955,273
Mechanicsville (Richmond)	Industrial	1,160,000	6,598,181	2,644,156	5,114,025
Richmond	Industrial	446,000	4,322,309	1,229,737	3,538,572
Roanoke (CHEP USA)	Industrial	1,853,000	5,552,447	1,329,033	6,076,414
Roanoke (FDX Ground)	Industrial	1,740,000	8,460,000	714,038	9,485,962
Washington:
Burlington (Seattle/Everett)	Industrial	8,000,000	22,210,680	284,752	29,925,928
Wisconsin:
Cudahy (Milwaukee)	Industrial	980,000	8,402,361	2,853,810	6,528,551
Green Bay	Industrial	590,000	5,980,000	460,000	6,110,000
Total as of September 30, 2016		$165,375,315	$1,005,938,180	$148,830,169	$1,022,483,326

(1)	Classified as Real Estate Held for Sale.

NOTE 3 – ACQUISITIONS, EXPANSIONS AND DISPOSITION

Fiscal 2017

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

On December 30, 2016, the Company purchased a newly constructed 213,672 square foot industrial building located in Ft. Myers, FL. The building is 100% net-leased to FedEx Ground Package System, Inc. for 10 years through September 2026. The purchase price was $21,001,538. The Company obtained a 15 year fully-amortizing mortgage loan of $14,500,000 at a fixed interest rate of 3.97%. Annual rental revenue over the remaining term of the lease averages approximately $1,365,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $201,538 to an Intangible Asset associated with the lease in-place. On September 1, 2017, a parking lot expansion for this property was completed for a cost of approximately $862,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2026 to August 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $53,000 from approximately $1,365,000 to approximately $1,418,000.

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

On September 19, 2017, the Company purchased a newly constructed 298,472 square foot industrial building located in Kenton, OH. The building is 100% net leased to International Paper Company for 10 years through August 2027. The purchase price was $18,299,032. The Company obtained a 15 year fully-amortizing mortgage loan of $12,000,000 at a fixed interest rate of 4.45%. Annual rental revenue over the remaining term of the lease averages approximately $1,243,000.

On September 29, 2017, the Company purchased a newly constructed 219,765 square foot industrial building located in Stow, OH. The building is 100% net leased to Mickey Thompson Performance Tires and Wheels for 10 years through August 2027. The purchase price was $19,500,000. The Company obtained a 15 year fully-amortizing mortgage loan of $12,700,000 at a fixed interest rate of 4.17%. Annual rental revenue over the remaining term of the lease averages approximately $1,500,000.

The Company evaluated the property acquisitions which took place subsequent to March 31, 2017, under the new framework for determining whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01, which the Company early-adopted effective April 1, 2017. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions (see Note 1). Accordingly, the Company accounted for the properties purchased in Walker (Grand Rapids), MI; Mesquite (Dallas), TX; Aiken (Augusta, GA), SC; Homestead (Miami), FL; Oklahoma City, OK; Concord (Charlotte), NC; Kenton, OH and Stow, OH as asset acquisitions and allocated the total cash consideration, including transaction costs, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions. The financial information set forth below summarizes the Company’s purchase price allocation for these eight properties acquired during the year ended September 30, 2017 that are accounted for as asset acquisitions:

Land	$23,507,073
Building	202,529,177
In-Place Leases	4,814,192

The following table summarizes the operating results included in the Company’s consolidated statements of income for the year ended September 30, 2017 for the properties acquired during the year ended September 30, 2017:

Year Ended 9/30/2017
Rental Revenues	$7,086,464
Net Income	2,156,885

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation, International Paper Company and Mickey Thompson Performance Tires and Wheels ultimate parent, Cooper Tire & Rubber Company are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. Autoneum North America, Inc.’s ultimate parent, Autoneum Holding AG is a publicly-owned company and financial information related to this entity is available at the Swiss Exchange’s website, https://www.six-swiss-exchange.com/index.html and Bunzl Distribution Oklahoma, Inc.’s ultimate parent, Bunzl plc is a publicly-owned company and financial information related to this entity is available at the U.K. government’s website, https://www.gov.uk/government/organisations/companies-house. The references in this report to the SEC’s website, the Swiss Exchange’s website and the U.K. government’s website are not intended to and do not include or incorporate by reference into this report the information on those websites.

Expansions

On October 1, 2016, a 50,625 square foot expansion of the building leased to FedEx Ground Package System, Inc. located in Edinburg, TX was completed for a cost of approximately $4,762,000, resulting in a new 10 year lease, which extended the prior lease expiration date from September 2021 to September 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $499,000 from approximately $598,000, or $5.26 per square foot, to approximately $1,097,000, or $6.68 per square foot.

As discussed above, on September 1, 2017, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Ft. Myers, FL was completed for a cost of approximately $862,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2026 to August 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $53,000 from approximately $1,365,000, or $6.39 per square foot to approximately $1,418,000, or $6.64 per square foot.

Disposition and Real Estate classified as Held for Sale

On October 27, 2016, the Company sold its 59,425 square foot industrial building situated on 4.78 acres located in White Bear Lake (Minneapolis/St. Paul), MN for net proceeds of approximately $4,126,000.

Real Estate Held for Sale at September 30, 2017 consists of three properties that the Company has entered into agreements to sell. The three properties consist of a 65,067 square foot facility located in Kansas City, MO that is leased to Kellogg Sales Company (Kellogg) through July 31, 2018; a 50,400 square foot facility located in Orangeburg, NY leased to Kellogg through February 28, 2018 and an 87,500 square foot facility located in Ft. Myers, FL, which is currently vacant.

Kellogg has informed the Company that they will not be renewing their leases at these two locations. The Company has entered into an agreement to sell the Kansas City, MO property for approximately $4,900,000, which is approximately $1,200,000 above the Company’s U.S. GAAP net book carrying value and we have entered into an agreement to sell the Orangeburg, NY property for approximately $6,170,000, which is approximately $4,700,000 above the Company’s U.S. GAAP net book carrying value, and the Company anticipates the sales will close during fiscal 2018, subject to customary conditions and requirements. In conjunction with the sale of these two properties, we expect to enter into a lease termination agreement for each property whereby the Company will receive a termination fee from Kellogg in an amount equal to a percentage (95% for the Orangeburg, NY property and 75% for the Kansas City, MO property) of the then remaining rent due under each lease for the period from the closing date for the respective sale transactions (which will be the dates of the respective lease terminations) to the end of the respective lease terms. The Ft. Myers, FL location was leased to FedEx Ground Package System, Inc. through June 30, 2017 at which time the property became vacant because the tenant moved its operations from our 87,500 square foot facility to our newly constructed 213,672 square foot facility, which is also located in Ft. Myers, FL. The currently vacant 87,500 square facility is under contract to sell for approximately $6,400,000, which is approximately $2,400,000 above the Company’s U.S. GAAP net book carrying value, and the Company anticipates the sale will close during fiscal 2018, subject to customary closing conditions and requirements.

Since the sale of the property located in White Bear Lake, MN and the future sale of these three properties will not represent a strategic shift that has a major effect on the Company’s operations and financial results, the operations generated from these properties are not included in Discontinued Operations.

The following table summarizes the operations that are included in the accompanying Consolidated Statements of Income for the three fiscal years ended September 30, 2017 for the Company’s 160,000 square foot industrial building located in Monroe, NC prior to its sale on September 18, 2015; the Company’s 59,425 square foot industrial building located in White Bear Lake (Minneapolis/St. Paul), MN prior to its sale on October 27, 2016 and the three properties that are classified as Real Estate Held for Sale in the accompanying Consolidated Balance Sheets:

	2017	2016	2015
Rental and Reimbursement Revenue	$1,296,127	$1,409,342	$2,021,143
Real Estate Taxes	(277,837)	(382,246)	(459,610)
Operating Expenses	(111,425)	(129,357)	(227,190)
Depreciation & Amortization	(343,920)	(441,417)	(659,150)
Interest Expense	(78,595)	(141,651)	(221,230)
Income from Operations	484,350	314,671	453,963
Gain (Loss) on Sale of Real Estate Investment	(95,336)	-0-	5,021,242
Net Income	$389,014	$314,671	$5,475,205

Fiscal 2016

Acquisitions

On November 13, 2015, the Company purchased a newly constructed 330,717 square foot industrial building located in Concord, NC, which is in the Charlotte MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 10 years through July 2025. The purchase price was $31,975,897. The Company obtained a 15 year fully-amortizing mortgage of $20,780,000 at a fixed interest rate of 3.87%. Annual rental revenue over the remaining term of the lease averages approximately $2,078,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On December 2, 2015, the Company purchased a newly constructed 175,315 square foot industrial building located in Covington, LA, which is in the New Orleans MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 10 years through June 2025. The purchase price was $18,410,000. The Company obtained a 15 year fully-amortizing mortgage of $12,890,000 at a fixed interest rate of 4.08%. Annual rental revenue over the remaining term of the lease averages approximately $1,258,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On March 8, 2016, the Company purchased a newly constructed 125,860 square foot industrial building located in Imperial, PA, which is in the Pittsburgh MSA. The building is 100% net-leased to General Electric Company (GE) for 10 years through December 2025. The purchase price was $20,032,864. The Company obtained a 14 year fully-amortizing mortgage of $13,000,000 at a fixed interest rate of 3.63%. Annual rental revenue over the remaining term of the lease averages approximately $1,311,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $82,864 to an Intangible Asset associated with the lease in-place.

On April 8, 2016, the Company purchased a newly constructed 210,445 square foot industrial building located in Burlington, WA, which is in the Seattle/Everett MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through August 2030. The purchase price was $30,662,080. The Company obtained a 15 year fully-amortizing mortgage of $20,221,000 at a fixed interest rate of 3.67%. Annual rental revenue over the remaining term of the lease averages approximately $1,962,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $451,400 to an Intangible Asset associated with the lease in-place.

On June 9, 2016, the Company purchased a newly constructed 225,362 square foot industrial building located in Colorado Springs, CO. The building is 100% net-leased to FedEx Ground Package System, Inc. for 10 years through January 2026. The purchase price was $28,845,500. The Company obtained a 15 year fully-amortizing mortgage of $18,730,000 at a fixed interest rate of 3.90%. Annual rental revenue over the remaining term of the lease averages approximately $1,832,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company allocated $345,500 to an Intangible Asset associated with the lease in-place.

On June 30, 2016, the Company purchased a newly constructed 137,500 square foot industrial building located in Louisville, KY. The building is 100% net-leased to Challenger Lifts, Inc., a subsidiary of Snap-on Incorporated (Snap-on), for 10 years through June 2026. The lease is guaranteed by Snap-on. The purchase price was $11,304,000. The Company obtained a 15 year fully-amortizing mortgage of $7,350,000 at a fixed interest rate of 3.74%. Annual rental revenue over the remaining term of the lease averages approximately $835,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On August 19, 2016, the Company purchased a newly constructed 310,922 square foot industrial building located in Davenport, FL, which is in the Orlando MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through April 2031. The purchase price was $37,780,000. The Company obtained a 15 year fully-amortizing mortgage loan of $26,400,000 at a fixed interest rate of 3.89%. Annual rental revenue over the remaining term of the lease averages approximately $2,604,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

On August 26, 2016, the Company purchased a newly constructed 313,763 square foot industrial building located in Olathe, KS, which is in the Kansas City MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through May 2031. The purchase price was $31,737,000. The Company obtained a 15 year fully-amortizing mortgage loan of $22,215,000 at a fixed interest rate of 3.96%. Annual rental revenue over the remaining term of the lease averages approximately $2,196,000. In connection with the acquisition, the Company completed its evaluation of the acquired lease. As a result of its evaluation, the Company has not allocated any amount to an Intangible Asset.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation, GE and Challenger Lifts, Inc.’s ultimate parent, Snap-on, are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include or incorporate by reference into this report the information on those websites.

Expansions

On July 29, 2016, a 246,434 square foot expansion of a building leased to Milwaukee Electric Tool Corporation (Milwaukee Tool) located in Olive Branch, MS, which is located in the Memphis, TN MSA, was completed for a cost of approximately $9,785,000. This resulted in a new 12 year lease which extended the original lease expiration date from April 2023 to July 2028 and increased the building size from 615,455 to 861,889 square feet. In addition, the expansion resulted in an initial increase in annual rent effective on the date of completion of approximately $847,000 from approximately $1,943,000, or $3.16 per square foot, to approximately $2,790,000, or $3.24 per square foot. Furthermore, annual rent will increase each year by 1.5% resulting in an annualized rent over the new twelve year period of approximately $3,020,000, or $3.50 per square foot. In September 2016, in connection with the expansion, the Company refinanced its prior 3.76% interest rate mortgage with its existing lender of this property. At the time of the refinancing, the prior amortizing loan was approximately $13,158,000 and was set to mature in January 2023. The new loan is a 12 year fully-amortizing mortgage of $25,000,000 and will mature in October 2028. The interest rate of the new loan remained the same as the prior loan at a fixed interest rate of 3.76%.

On August 1, 2016, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Tampa, FL was completed for a cost of approximately $1,303,000, resulting in a new 10 year lease which extended the prior lease expiration date from June 2024 to July 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $131,000 from approximately $1,493,000, or $8.74 per square foot to approximately $1,624,000, or $9.51 per square foot.

On August 1, 2016, a 14,941 square foot expansion of a building leased to FedEx Ground Package System, Inc. located in Huntsville, AL was completed for a cost of approximately $1,948,000, resulting in a new 10 year lease which extended the prior lease expiration date from August 2022 to July 2026. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $193,000 from approximately $412,000, or $5.59 per square foot, to approximately $605,000 or $6.82 per square foot.

Pro forma information (unaudited)

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses generated from the properties acquired and expanded subsequent to the fiscal yearend (see Note 17) and from the properties acquired and expanded during fiscal years 2017 and 2016, assuming that these acquisitions and these completed expansions had occurred as of October 1, 2015, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions. As further described in Note 13, the net proceeds raised from the issuance of the 6.125% Series C Cumulative Redeemable Preferred Stock less the redemptions of the Company’s 7.625% Series A Cumulative Redeemable Preferred Stock and the Company’s 7.875% Series B Cumulative Redeemable Preferred Stock were used to help fund property acquisitions and, therefore, the pro forma preferred dividend expense has been adjusted to account for its effect on Net Income Attributable to Common Shareholders as if all the preferred stock issuances and redemptions had occurred on October 1, 2015. In addition, Net Income Attributable to Common Shareholders excludes the operating expenses incurred during fiscal 2017 and 2016 for the property located in White Bear Lake, MN, that was sold on October 27, 2016 and excludes the three properties classified as Real Estate Held for Sale. Furthermore, the proceeds raised from the Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the DRIP, as if all the shares raised had occurred on October 1, 2015. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Fiscal Year 2017	Fiscal Year 2016
Rental Revenues	$109,953,500	$109,374,800
Net Income Attributable to Common Shareholders	24,856,400	21,775,700
Basic Net Income per Share Attributable to Common Shareholders	$0.33	$0.29
Diluted Net Income per Share Attributable to Common Shareholders	$0.33	$0.28

NOTE 4 – INTANGIBLE ASSETS

Net intangible assets consist of the estimated value of the acquired in-place leases and the acquired above market rent leases at acquisition for the following properties and are amortized over the remaining term of the lease:

	September 30,2017	September 30,2016
Richfield, OH (Cleveland)	$-0-	$11,622
Griffin, GA (Atlanta)	-0-	19,815
Orion, MI	-0-	19,994
Topeka, KS	137,156	170,700
Carrollton, TX (Dallas)	9,134	15,697
Ft. Mill, SC (Charlotte, NC)	183,191	270,656
Lebanon, TN (Nashville)	140,783	161,385
Rockford, IL (Sherwin-Williams Co.)	125,349	144,817
Edinburg, TX	223,078	279,120
Corpus Christi, TX	89,853	112,794
Halfmoon, NY (Albany)	207,339	255,620
Lebanon, OH (Cincinnati)	147,663	240,939
Olive Branch, MS (Memphis, TN)(Anda Pharmaceuticals, Inc.)	886,650	1,078,458
Livonia, MI (Detroit)	307,882	376,306
Stewartville, MN (Rochester)	26,695	31,271
Buckner, KY (Louisville)	351,816	373,690
Edwardsville, KS (Kansas City)(International Paper)	441,243	515,819
Lindale, TX (Tyler)	236,323	271,334
Sauget, IL (St. Louis, MO)	24,659	26,773
Rockford, IL (Collins Aerospace Systems-United Technologies)	76,159	84,106
Kansas City, KS (Bunzl)	20,434	25,546
Monroe, OH (Cincinnati)	396,460	428,411
Cincinnati, OH	42,814	46,407
Imperial, PA (Pittsburgh)	70,116	78,615
Burlington, WA (Seattle/Everett)	406,756	436,518
Colorado Springs, CO	316,703	339,740
Hamburg, NY	232,759	-0-
Ft. Myers, FL (FDX Ground)	194,209	-0-
Walker, MI (Grand Rapids)	482,498	-0-
Aiken, SC (Augusta, GA)	916,969	-0-
Mesquite, TX (Dallas)	792,486	-0-
Homestead, FL (Miami)	551,216	-0-

	September 30,2017	September 30,2016
Oklahoma City, OK (Bunzl Distribution Oklahoma, Inc.)	281,110	-0-
Concord, NC (Charlotte)	623,890	-0-
Kenton, OH	487,160	-0-
Stow, OH	579,612	-0-
Total Intangible Assets, net of Accumulated Amortization	$10,010,165	$5,816,153

Amortization expense related to the intangible assets attributable to acquired in-place leases was $969,751, $1,076,776 and $1,310,904 for the years ended September 30, 2017, 2016 and 2015, respectively. The Company estimates that the aggregate amortization expense for these existing intangible assets will be approximately $1,229,000, $1,186,000, $1,037,000, $1,031,000, and $880,000 for each of the fiscal years 2018, 2019, 2020, 2021 and 2022, respectively. The amount that is being amortized into rental revenue related to the intangible assets attributable to acquired above market leases was $101,968 for each of the years ended September 30, 2017, 2016 and 2015, respectively. The Company estimates that the aggregate amount that will be amortized into rental revenue for existing intangible assets will be approximately $103,000 for each of the fiscal years 2018, 2019, 2020 and 2021 and will be approximately $34,000 for the fiscal year 2022.

NOTE 5 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

As of September 30, 2017, the Company had approximately 18,790,000 square feet of property, of which approximately 9,391,000 square feet, or 50%, consisting of 58 separate stand-alone leases, were leased to FedEx Corporation (FDX) and its subsidiaries, (7% to FDX and 43% to FDX subsidiaries). These properties are located in 24 different states. As of September 30, 2017, the only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries and Milwaukee Electric Tool Corporation, which leased approximately 862,000 square feet, comprising approximately 5% of the Company’s rental space. The tenants that leased more than 5% of total rentable square footage as of September 30, 2017, 2016, and 2015 were as follows:

	2017	2016	2015
FDX and Subsidiaries	50%	47%	43%
Milwaukee Electric Tool Corporation (lease commenced fiscal 2013, expanded fiscal 2016)	5%	5%	N/A
ULTA, Inc. (lease commenced fiscal 2015)	N/A	N/A	5%

During fiscal 2017, the only tenant that accounted for 5% or more of our rental and reimbursement revenue was FDX (including its subsidiaries). Our rental and reimbursement revenue from FDX and its subsidiaries for the fiscal years ended September 30, 2017, 2016 and 2015, respectively, totaled approximately $68,151,000, $52,793,000 and $41,954,000, or 60% (7% from FDX and 53% from FDX subsidiaries), 56% (7% from FDX and 49% from FDX subsidiaries) and 54% (8% from FDX and 46% from FDX subsidiaries), of total rent and reimbursement revenues. No other tenant accounted for 5% or more of the Company’s total Rental and Reimbursement revenue for the fiscal years ended September 30, 2017, 2016 and 2015.

In addition to real estate property holdings, the Company held $123,764,770 in marketable REIT securities at September 30, 2017, representing 7.7% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance the Company’s diversification. The securities portfolio provides the Company with additional diversification, liquidity, and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

NOTE 6 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of marketable common and preferred stock securities of other REITs. The Company generally limits its investment in marketable securities to be no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). The Company does not own more than 10% of the outstanding shares of any of these issuers, nor does it have a controlling financial interest.

The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery. The Company had total net unrealized gains on its securities portfolio of $6,570,565 as of September 30, 2017.

The Company held three securities that the Company determined were temporarily impaired investments as of September 30, 2017. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The following is a summary of temporarily impaired securities at September 30, 2017:

	Less than 12 Months		12 Months or Longer
		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$-0-	$-0-	$-0-	$-0-
Common stock	42,403,200	(3,340,735)	-0-	-0-
Total	$42,403,200	$(3,340,735)	$-0-	$-0-

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	% Loss

1	$15,585,200	$(382,490)	2%
1	4,165,000	(263,175)	6%
1	22,653,000	(2,695,070)	11%
3	$42,403,200	$(3,340,735)

The Company had $10,091,417 and $-0- margin loan balance as of September 30, 2017 and 2016. The margin loan balance is collateralized by the securities portfolio.

Dividend income for the fiscal years ended September 30, 2017, 2016 and 2015 totaled $6,919,973, $5,607,403, and $3,707,498, respectively. Interest income for the fiscal years ended September 30, 2017, 2016 and 2015 totaled $10,591, $8,989 and $16,369, respectively.

The Company received proceeds of $17,274,946, $22,774,768 and $16,201,480 on sales or redemptions of securities available for sale during fiscal years 2017, 2016 and 2015, respectively. The Company recorded the following realized Gain on Sale of Securities Transactions, net for the fiscal years ended September 30:

	2017	2016	2015
Gross realized gains	$2,320,561	$4,403,724	$880,424
Gross realized losses	(8,847)	(5,125)	(74,911)
Gains on Sale of Securities Transactions, net	$2,311,714	$4,398,599	$805,513

The following is a listing of investments in securities at September 30, 2017:

		Interest Rate/	Number of		Estimated Market
Description	Series	Dividend	Shares	Cost	Value
Equity Securities - Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	200,000	$4,807,782	$4,888,000
Cedar Realty Trust, Inc.	B	7.25%	13,153	308,759	332,508
Dynex Capital, Inc.	A	8.50%	10,000	250,000	252,500
Investors Real Estate Trust	B	7.95%	20,000	500,000	501,796
iStar Financial, Inc.	D	8.00%	3,468	71,502	87,744
iStar Financial, Inc.	E	7.875%	3,400	54,116	85,510
iStar Financial, Inc.	F	8.00%	20,000	429,846	503,200
iStar Financial, Inc.	I	7.50%	41,383	872,236	1,038,713
Pennsylvania Real Estate Investment Trust	A	8.25%	44,000	1,100,885	1,107,040
Summit Hotel Properties, Inc.	B	7.875%	10,000	250,000	255,617
UMH Properties, Inc. (1)	B	8.00%	100,000	2,500,000	2,766,000
Total Equity Securities - Preferred Stock				$11,145,126	$11,818,628

	Number of		Estimated Market
Description	Shares	Cost	Value
Equity Securities - Common Stock:
CBL & Associates	2,700,000	$25,348,070	$22,653,000
Franklin Street Properties	250,000	2,511,460	2,655,000
Government Properties Income Trust	1,070,000	19,295,940	20,083,900
Pennsylvania Real Estate Investment Trust	100,000	1,028,213	1,049,000
Select Income REIT	620,000	13,907,816	14,520,400
Senior Housing Property Trust	700,000	12,325,801	13,685,000
VEREIT, Inc.	1,880,000	15,967,690	15,585,200
Washington Prime Group, Inc.	500,000	4,428,175	4,165,000
UMH Properties, Inc. (1)	1,128,315	11,231,851	17,545,306
Total Equity Securities - Common Stock		$106,045,016	$111,941,806

	Interest Rate/	Number of		Estimated Market
	Dividend	Shares	Cost	Value
Modified Pass-Through Mortgage-Backed Securities:
Government National Mortgage Association (GNMA)	6.50%	500,000	$4,063	$4,336

Total Securities Available for Sale			$117,194,205	$123,764,770

(1) Investment is in a related company. See Note No. 11 for further discussion.

The following is a listing of investments in securities at September 30, 2016:

Description	Series	Interest Rate/ Dividend	Number Of Shares	Cost	Estimated Market Value
Equity Securities - Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	30,000	$745,840	$750,300
Cedar Realty Trust, Inc.	B	7.25%	30,600	718,317	786,417
Chesapeake Lodging Trust	A	7.75%	20,000	500,000	518,050
Dynex Capital, Inc.	A	8.50%	10,000	250,000	252,850
Investors Real Estate Trust	B	7.95%	20,000	500,000	516,000
iStar Financial, Inc.	D	8.00%	3,468	71,502	84,688
iStar Financial, Inc.	E	7.875%	3,400	54,116	83,300
iStar Financial, Inc.	F	8.00%	20,000	429,846	487,400
iStar Financial, Inc.	I	7.50%	41,383	872,236	1,005,607
Pennsylvania Real Estate Investment Trust	A	8.25%	44,000	1,100,885	1,128,380
Summit Hotel Properties, Inc.	B	7.875%	10,000	250,000	263,081
UMH Properties, Inc. (1)	A	8.25%	200,000	5,000,000	5,138,000
UMH Properties, Inc. (1)	B	8.00%	100,000	2,500,000	2,755,000
Total Equity Securities - Preferred Stock				$12,992,742	$13,769,073

Description	Number of Shares	Cost	Estimated Market Value
Equity Securities - Common Stock:
Gladstone Commercial Corporation	65,000	$1,102,608	$1,210,950
Government Properties Income Trust	700,000	12,585,316	15,834,000
Select Income REIT	586,500	13,112,908	15,776,850
Senior Housing Property Trust	670,000	11,558,116	15,215,700
UMH Properties, Inc. (1)	989,326	9,305,685	11,792,771
Total Equity Securities - Common Stock		$47,664,633	$59,830,271

	Interest Rate/ Dividend	Number of Shares	Cost	Estimated Market Value
Modified Pass-Through Mortgage-Backed Securities:
Government National Mortgage Association (GNMA)	6.50%	500,000	$5,252	$5,550

Total Securities Available for Sale			$60,662,627	$73,604,894

(1)	Investment is in a related company. See Note No. 11 for further discussion.

NOTE 7- MORTGAGE NOTES AND LOANS PAYABLE

Mortgage Notes Payable:

Mortgage Notes Payable represents the principal amounts outstanding as of September 30, 2017. Interest is payable on these mortgages at fixed rates ranging from 3.45% to 7.60%, with a weighted average interest rate of 4.18%. This compares to a weighted average interest rate of 4.48% as of September 30, 2016. As of September 30, 2017, the weighted average loan maturity of the Mortgage Notes Payable was 11.6 years. This compares to a weighted average loan maturity of the Mortgage Notes Payable of 10.5 years as of September 30, 2016.

As described in Note 3, during fiscal year ended September 30, 2017, the Company entered into 10 mortgages totaling $188,809,000 in connection with the acquisitions of properties in Hamburg (Buffalo), NY; Ft. Myers, FL; Walker (Grand Rapids), MI; Mesquite (Dallas), TX; Aiken (Augusta, GA), SC; Homestead (Miami), FL; Oklahoma City, OK; Concord (Charlotte), NC; Kenton, OH and Stow, OH.

During the fiscal year ended September 30, 2017, the Company fully repaid 16 mortgage loans associated with 15 of its properties located in Jacksonville, FL; El Paso, TX; Lebanon (Cincinnati), OH; Halfmoon (Albany), NY; Bedford Heights (Cleveland), OH; Hanahan (Charleston), SC; Elgin (Chicago), IL; Kansas City, MO; Chattanooga, TN; Roanoke, VA; Orion, MI; Edwardsville, KS; Punta Gorda, FL; Cheektowaga (Buffalo), NY and Cocoa, FL, totaling approximately $40,037,000.

The following is a summary of our Fixed Rate Mortgage Notes Payable as of September 30, 2017 and 2016:

	9/30/2017		9/30/2016
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$598,962,567	4.18%	$483,748,153	4.48%

Debt Issuance Costs	$10,597,083		$9,424,697
Accumulated Amortization of Debt Issuance Costs	(2,998,887)		(3,152,554)
Unamortized Debt Issuance Costs	$7,598,196		$6,272,143

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$591,364,371		$477,476,010

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

The following is a summary of mortgage notes payable by property at September 30, 2017 and 2016:

Property		Fixed Rate	Maturity Date	Balance 9/30/17	Balance 9/30/16

Jacksonville, FL (FDX)		6.92%	12/01/16	$-0-	$84,194
Jacksonville, FL (FDX)		6.00%	12/01/16	-0-	1,300,000
El Paso, TX		5.50%	01/05/17	-0-	3,259,726
Bedford Heights, OH (Cleveland)		5.96%	04/01/17	-0-	2,685,791
Chattanooga, TN		5.96%	05/01/17	-0-	1,551,081
Elgin, IL (Chicago)		6.97%	05/01/17	-0-	349,658
Hanahan, SC (Charleston) (SAIC)		7.36%	05/01/17	-0-	5,605,514
Roanoke, VA (CHEP USA)		5.96%	05/01/17	-0-	2,519,243
Edwardsville, KS (Kansas City)(Carlisle Tire)		7.38%	07/01/17	-0-	397,513
Kansas City, MO (Kellogg)		6.11%	08/01/17	-0-	2,241,680
Orion, MI		6.57%	09/01/17	-0-	8,580,058
Cheektowaga, NY (Buffalo)	(1)	6.78%	10/01/17	-0-	343,548
Punta Gorda, FL	(1)	6.29%	10/01/17	-0-	1,990,764
Cocoa, FL	(1)	6.29%	12/01/17	-0-	5,063,864
Richfield, OH (Cleveland)		5.22%	01/01/18	2,724,856	3,078,731
Tampa, FL (FDX)		5.65%	04/01/18	3,654,913	3,900,447
West Chester Twp., OH (Cincinnati)		6.80%	06/01/18	1,820,753	2,071,107
Orlando, FL		6.56%	10/01/18	4,098,856	4,342,604
Tampa, FL (FDX Ground)		6.00%	03/01/19	5,910,953	6,633,049
Lebanon, OH (Cincinnati)	(1)	5.55%	05/01/19	-0-	2,592,182
Lebanon, TN (Nashville)		7.60%	07/10/19	7,446,653	7,659,116
Ft. Mill, SC (Charlotte, NC)		7.00%	10/10/19	1,346,845	1,926,986
Denver, CO		6.07%	11/01/19	746,617	1,059,646
Hanahan, SC (Charleston)(FDX Ground)		5.54%	01/21/20	773,234	1,064,185
Augusta, GA (FDX Ground)		5.54%	02/01/20	562,454	774,093
Huntsville, AL		5.50%	03/01/20	589,073	795,594
Colorado Springs, CO		5.41%	01/01/21	1,043,704	1,329,709
Topeka, KS		6.50%	08/10/21	1,119,836	1,363,023
Streetsboro, OH (Cleveland)		5.50%	11/01/21	9,887,817	10,446,469
Kansas City, MO (Bunzl)		5.18%	12/01/21	6,799,803	6,958,091
Olive Branch, MS (Memphis, TN)(Anda Pharmaceuticals, Inc.)		4.80%	04/01/22	8,171,480	8,750,368
Waco, TX		4.75%	08/01/22	4,524,045	4,799,919
Houston, TX		6.88%	09/10/22	2,619,835	3,124,904
Tolleson, AZ (Phoenix)		3.95%	11/01/22	4,525,118	5,299,383
Edwardsville, KS (Kansas City)(International Paper)		3.45%	11/01/23	9,931,292	10,648,115
Spring, TX (Houston)		4.01%	12/01/23	8,537,878	9,126,834
Memphis, TN		4.50%	01/01/24	5,882,668	6,667,886
Oklahoma City, OK (FDX Ground)		4.35%	07/01/24	3,919,663	4,401,832
Indianapolis, IN		4.00%	09/01/24	11,381,906	12,289,676
Frankfort, KY (Lexington)		4.84%	12/15/24	17,560,855	18,352,289
Carrollton, TX (Dallas)		6.75%	02/01/25	7,233,486	7,960,781
Altoona, PA	(2)	4.00%	10/01/25	3,642,839	4,017,147
Green Bay, WI	(2)	4.00%	10/01/25	2,956,605	3,260,401
Stewartville, MN (Rochester)	(2)	4.00%	10/01/25	2,369,334	2,612,978
Carlstadt, NJ (New York, NY)		5.25%	05/15/26	1,743,353	1,898,198
Roanoke, VA (FDX Ground)		3.84%	07/01/26	4,867,194	5,321,390
Livonia, MI (Detroit)		4.45%	12/01/26	6,912,375	7,503,400
Olive Branch, MS (Memphis, TN)(Milwaukee Tool)		3.76%	10/01/28	23,461,936	25,000,000
Tulsa, OK		4.58%	11/01/28	1,812,575	1,934,175
Oklahoma City, OK (Bunzl)		4.13%	07/01/29	5,935,346	-0-
Lindale, TX (Tyler)		4.57%	11/01/29	6,016,758	6,378,382
Sauget, IL (St. Louis, MO)		4.40%	11/01/29	9,145,097	9,701,419
Jacksonville, FL (FDX Ground)		3.93%	12/01/29	17,370,102	18,453,112
Imperial, PA (Pittsburgh)		3.63%	04/01/30	11,963,800	12,700,739

Property		Fixed Rate	Maturity Date	Balance 9/30/17	Balance 9/30/16

Monroe, OH (Cincinnati)		3.77%	04/01/30	$7,608,083	$8,071,987
Greenwood, IN (Indianapolis)		3.91%	06/01/30	21,485,141	22,760,488
Ft. Worth, TX (Dallas)		3.56%	09/01/30	22,116,268	23,431,093
Concord, NC (Charlotte)		3.87%	12/01/30	18,928,835	20,001,944
Covington, LA (New Orleans)		4.08%	01/01/31	11,814,941	12,468,713
Burlington, WA (Seattle/Everett)		3.67%	05/01/31	18,839,050	19,881,817
Louisville, KY		3.74%	07/01/31	6,914,142	7,288,891
Colorado Springs, CO		3.90%	07/01/31	17,632,728	18,576,282
Davenport, FL (Orlando)		3.89%	09/01/31	25,077,642	26,400,000
Olathe, KS (Kansas City)		3.96%	09/01/31	21,108,249	22,215,000
Hamburg, NY (Buffalo)		4.03%	11/01/31	22,532,881	-0-
Ft. Myers, FL (FDX Ground)		3.97%	01/01/32	14,021,964	-0-
Walker, MI (Grand Rapids)		3.86%	05/01/32	20,530,135	-0-
Mesquite, TX (Dallas)		3.60%	07/01/32	32,623,355	-0-
Aiken, SC (Augusta, GA)		4.20%	07/01/32	15,227,062	-0-
Homestead, FL (Miami)		3.60%	07/01/32	24,591,465	-0-
Concord, NC (Charlotte)		3.80%	09/01/32	26,184,000	-0-
Kenton, OH		4.45%	10/01/32	12,000,000	-0-
Stow, OH		4.17%	10/01/32	12,700,000	-0-
Buckner, KY (Louisville)		4.17%	11/01/33	16,014,719	16,694,846
Halfmoon, NY (Albany)	(1)	5.25%	01/13/37	-0-	3,786,098
Total Mortgage Notes Payable				$598,962,567	$483,748,153

(1) Loan was prepaid in full during fiscal 2017.

(2) One loan is secured by Altoona, PA, Green Bay, WI and Stewartville (Rochester), MN.

Principal on the foregoing debt at September 30, 2017 is scheduled to be paid as follows:

Year Ending September 30,	2018	$47,115,220
	2019	55,601,883
	2020	39,722,075
	2021	40,598,551
	2022	61,945,863
	Thereafter	353,978,975
		$598,962,567

The above table does not include a 15 year, fully-amortizing mortgage loan of $14,200,000 at a fixed interest rate of 4.23%, which was obtained in connection with the purchase of one property for $21,872,170 subsequent to the fiscal yearend. In addition, the above table does not include commitments the Company has entered into to obtain three mortgages totaling $72,400,000 at fixed rates ranging from 3.53% to 4.25%, with a weighted average interest rate of 3.75% and with a weighted average maturity of 13.2 years.

Loans Payable:

BMO Capital Markets

On August 27, 2015, the Company replaced its prior $60,000,000 unsecured revolving line of credit, with a new unsecured line of credit facility (the Facility). The Facility is syndicated with three banks led by BMO Capital Markets (BMO), as sole lead arranger, sole book runner, and Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (J.P. Morgan) and RBC Capital Markets (RBC) as co-syndication agents. The Facility provided for up to $130,000,000 in available borrowings with a $70,000,000 accordion feature under the Facility, bringing the total potential availability up to $200,000,000, subject to certain conditions. The Facility was set to mature in August 2019 and had a one-year extension option, at the option of the Company. On September 30, 2016, the Company entered into a first amendment to the Facility (the Amendment) pursuant to which the Company exercised the $70,000,000 accordion feature under the Facility, bringing the maximum availability under the Facility to $200,000,000, and amended the Facility to provide an additional $100,000,000 accordion feature, bringing the total potential availability up to $300,000,000, subject to certain conditions, including, without limitation, obtaining commitments from additional lenders. In addition, the Amendment extended the maturity date of the Facility from August 27, 2019 to September 30, 2020, with a one-year extension option, at the option of the Company, subject to certain conditions. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a 7.0% capitalization rate to the NOI generated by the Company’s unencumbered, wholly-owned industrial properties. Borrowings under the Facility, will, at the Company’s election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company’s leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on the Company’s leverage ratio. The Company’s borrowings as of September 30, 2017, based on the Company’s leverage ratio as of September 30, 2017, bear interest at LIBOR plus 170 basis points, which was at an interest rate of 2.94% as of September 30, 2017. As of September 30, 2017 and 2016, $110,000,000 and $76,000,000, respectively, was drawn down under the Facility.

Two River Community Bank and The Bank of Princeton

As of September 30, 2016, the Company had total loans payable of $4,790,684 consisting of a $2,284,633 term loan secured by 200,000 shares of UMH Properties, Inc. (UMH) 8.25% Series A preferred stock from Two River Community Bank at an annual interest rate of 4.90%, which was paid in full on October 28, 2016, and a $2,506,051 term loan secured by 500,000 shares of UMH common stock from The Bank of Princeton at a variable annual interest rate of prime plus 0.75% with a floor of 4.50%, which was paid in full on December 1, 2016. The interest rate on the $2,506,051 term loan with The Bank of Princeton was 4.50% as of September 30, 2016.

Margin Loans

The Company from time to time uses a margin loan for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. This loan is due on demand and is collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and was 2.05% and 2.00% as of September 30, 2017 and 2016, respectively. At September 30, 2017 and 2016, there was $10,091,417 and $-0- outstanding on the margin loan, respectively.

For the three fiscal years ended September 30, 2017, amortization of financing costs included in interest expense was $1,234,259, $1,116,238 and $1,286,016, respectively.

NOTE 8 - OTHER LIABILITIES

Other liabilities consist of the following as of September 30th:

	9/30/17	9/30/16
Rent paid in advance	$9,108,097	$6,631,139
Unearned reimbursement revenue	3,996,340	2,407,717
Tenant security deposits	582,170	464,287
Other	578,911	365,429
Total	$14,265,518	$9,868,572

NOTE 9 - STOCK COMPENSATION PLAN

On March 13, 2017, upon recommendation of the Compensation Committee of the Board, the Board approved the Amended and Restated 2007 Incentive Award Plan (the Plan), conditioned upon shareholder approval. At the Company’s Annual Meeting held on May 18, 2017, the Company’s common shareholders approved the Plan. The Plan constitutes an amendment and restatement of the 2007 Plan, extends the term of the 2007 Plan for an additional 10 years through March 12, 2027, adds 1,600,000 shares of common stock to the share reserve, expands the types of awards available for grant under the Plan and makes other improvements to the 2007 Plan.

The Compensation Committee, in its capacity as Plan Administrator, shall determine, among other things: the recipients of awards; the type and number of awards participants will receive; the terms, conditions and forms of the awards; the times and conditions subject to which awards may be exercised or become vested, deliverable or exercisable, or as to which any restrictions may apply or lapse; and may amend or modify the terms and conditions of an award, except that repricing of options or Stock Appreciation Rights (SAR) is not permitted without shareholder approval.

No participant may receive awards during any calendar year covering more than 200,000 shares of common stock or more than $1,500,000 in cash. Regular annual awards granted to non-employee directors as compensation for services as non-employee directors during any fiscal year of the Company may not exceed $100,000 in value on the date of grant, and the grant date value of any special or one-time award upon election or appointment to the Board of Directors may not exceed $200,000.

Awards granted pursuant to the Plan generally may not vest until the first anniversary of the date the award was granted, provided, however, that up to 5% of the Common Shares available under the Plan may be awarded to any one or more Eligible Individuals without the minimum vesting period.

If an award made under the Plan is forfeited, expires or is converted into shares of another entity in connection with a recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares or other similar event, or the award is settled in cash, the shares associated with the forfeited, expired, converted or settled award will become available for additional awards under the Plan.

The term of any stock option or SAR generally may not be more than 10 years from the date of grant. The exercise price per common share under the Plan generally may not be below 100% of the fair market value of a common share at the date of grant.

The Company accounts for stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).

Stock Options

During fiscal 2017, eleven employees were granted options to purchase 280,000 shares. During fiscal 2016 and 2015, one employee was granted options to purchase 65,000 shares each fiscal year. The fair value of these options was $416,400, $48,100, and $60,315 in fiscal 2017, 2016, and 2015, respectively, based on the assumptions below and is being amortized over a one-year vesting period. For the fiscal years ended September 30, 2017, 2016 and 2015, amounts charged to compensation expense related to stock options totaled $350,364, $51,334 and $53,873, respectively. The remaining unamortized stock option expense was $78,121 as of September 30, 2017 which will be expensed in fiscal 2018.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2017, 2016 and 2015:

	2017	2016	2015

Dividend yield	4.44%	6.17%	5.38%
Expected volatility	18.84%	20.20%	19.78%
Risk-free interest rate	2.26%	2.09%	1.97%
Expected lives (years)	8	8	8
Estimated forfeitures	-0-	-0-	-0-

A summary of the status of the Company’s stock option plan as of September 30, 2017, 2016 and 2015 is as follows:

		2017		2016		2015
	2017 Shares	Weighted Average Exercise Price	2016 Shares	Weighted Average Exercise Price	2015 Shares	Weighted Average Exercise Price

Outstanding at beginning of year	455,000	$9.46	635,000	$8.68	651,200	$8.29
Granted	280,000	14.43	65,000	10.37	65,000	11.16
Exercised	(65,000)	7.22	(245,000)	7.69	(81,200)	7.54
Expired/Forfeited	-0-	-0-	-0-	-0-	-0-	-0-
Outstanding at end of year	670,000	11.75	455,000	9.46	635,000	8.68

Exercisable at end of year	390,000		390,000		570,000

Weighted-average fair value of options granted during the year		$1.49		$0.74		$0.93

The following is a summary of stock options outstanding as of September 30, 2017:

Date of Grant	Number of Grants	Number of Shares	Option Price	Expiration Date

01/03/11	1	65,000	$8.72	01/03/19
01/03/12	1	65,000	9.33	01/03/20
01/03/13	1	65,000	10.46	01/03/21
01/03/14	1	65,000	8.94	01/03/22
01/05/15	1	65,000	11.16	01/05/23
01/05/16	1	65,000	10.37	01/05/24
12/09/16	10	215,000	14.24	12/09/24
01/04/17	1	65,000	15.04	01/04/25
		670,000

The aggregate intrinsic value of options outstanding as of September 30, 2017, 2016 and 2015 was $2,974,400, $2,189,850 and $816,800, respectively. The intrinsic value of options exercised in fiscal years 2017, 2016 and 2015 was $585,650, $884,350, and $333,369, respectively. The weighted-average remaining contractual term of the above options was 5.1, 4.2 and 3.1 years as of September 30, 2017, 2016 and 2015, respectively.

Restricted Stock

In September 2017, the Company awarded 11,000 shares of restricted stock to eleven participants under the Plan. In September 2016, the Company awarded 40,000 shares of restricted stock to one participant under the Plan. In July 2015, the Company awarded 47,000 shares of restricted stock to twelve participants and in September 2015, the Company awarded 11,000 shares of restricted stock to eleven participants under the Plan. The grant date fair value of restricted stock grants awarded to participants was $175,120, $545,600 and $572,840 in fiscal 2017, 2016 and 2015, respectively. These grants vest in equal installments over five years. As of September 30, 2017, there remained a total of $496,866 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the Plan and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 3.4 years. For the fiscal years ended September 30, 2017, 2016 and 2015, amounts charged to compensation expense related to restricted stock grants totaled $261,033, $875,131 and $395,022, respectively.

A summary of the status of the Company’s non-vested restricted stock awards as of September 30, 2017, 2016 and 2015 are presented below:

		2017		2016		2015
	2017 Shares	Weighted- Average Grant Date Fair Value	2016 Shares	Weighted- Average Grant Date Fair Value	2015 Shares	Weighted- Average Grant Date Fair Value

Non-vested at beginning of year	117,897	$11.35	123,496	$10.08	108,200	$9.96
Granted	11,000	15.92	40,000	13.64	58,000	9.88
Dividend Reinvested Shares	5,103	13.99	6,771	11.08	7,180	9.52
Vested	(44,286)	(15.74)	(49,136)	(10.06)	(49,884)	(9.56)
Forfeited	-0-	-0-	(3,234)	(11.38)	-0-	-0-
Non-vested at end of year	89,714	$12.15	117,897	$11.35	123,496	$10.08

As of September 30, 2017, there were 1,753,042 shares available for grant under the Plan.

NOTE 10 - INCOME FROM LEASES

The Company derives income primarily from operating leases on its commercial properties. In general, these leases are written for periods up to 10 years or more with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. As of September 30, 2017, the Company had a weighted average lease maturity of 7.9 years. Approximate minimum base rents due under non-cancellable leases as of September 30, 2017 are scheduled as follows:

Fiscal Year	Amount
2018	$105,909,000
2019	98,254,000
2020	93,927,000
2021	92,636,000
2022	86,696,000
thereafter	426,351,000
Total	$903,773,000

NOTE 11 - RELATED PARTY TRANSACTIONS

Five of the Company’s 12 directors are also directors and shareholders of UMH. The Company holds common and preferred stock of UMH in its securities portfolio. See Note 6 for current holdings. During fiscal 2017, the Company made total purchases of 138,989 common shares of UMH for a total cost of $1,926,166, or a weighted average cost of $13.86 per share, of which 125,989 shares were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. During fiscal 2017, UMH made total purchases of 102,103 common shares of the Company through the Company’s DRIP for a total cost of $1,437,355, or a weighted average cost of $14.08 per share.

The Company currently has fourteen full-time employees and one part-time employee. One of the Company’s employees (Director of Investor Relations, promoted to Vice President of Investor Relations in June 2015) was shared with a related entity, UMH, through September 30, 2015. Through September 30, 2015, the Vice President of Investor Relations’ salary was allocated 70% to the Company and 30% to UMH based on the time she worked for each entity. Effective October 1, 2015, the Vice President of Investor Relations began working solely for the Company at which point the Company no longer allocated any portion of her salary to UMH. In addition, the Company’s Chairman of the Board is also the Chairman of the Board of UMH. Effective as of October 1, 2015, other than the Company’s Chairman of the Board, the Company does not share any employees with UMH.

Some general and administrative expenses are allocated between the Company and UMH based on use or services provided. These allocations are reviewed by our Audit Committee. Net shared expenses charged by UMH to the Company for the fiscal years ended September 30, 2017, 2016 and 2015 were $94,951, $113,515 and $158,727, respectively.

Effective January 12, 2015, the Company entered into a seven-year lease agreement to occupy 5,680 square feet for its corporate office space. Rent for the Company’s corporate office space is at an annual rate of $99,400 or $17.50 per square foot for years one through five and an annual rate of $100,820 or $17.75 per square foot for years six and seven. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, owns a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located. Management believes that the aforesaid rent is no more than what the Company would pay for comparable space elsewhere.

Daniel D. Cronheim is a director of the Company and Executive Vice President of David Cronheim Company (Cronheim) and Cronheim Management Services, Inc. (CMSI). Daniel Cronheim received $75,880, $49,500 and $56,520 for director’s fees in fiscal 2017, 2016 and 2015, respectively. The David Cronheim Mortgage Corporation, an affiliated company of CMSI, received $-0-, $-0- and $196,000 in mortgage brokerage commissions in fiscal 2017, 2016 and 2015, respectively.

The industrial property in Carlstadt, New Jersey is owned by Palmer Terrace Realty Associates, LLC. The Company owns 51% of Palmer Terrace Realty Associates, LLC. This property is managed by Marcus Associates, an entity affiliated with the 49% non-controlling interest. Annual management fees of $15,804 were paid to Marcus Associates for each of the fiscal years ended 2017, 2016 and 2015.

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

Federal Excise Tax

The Company does not have a Federal excise tax liability for the calendar years 2017, 2016 and 2015, since it intends to or has distributed all of its annual Federal taxable net income.

Reconciliation Between U.S. GAAP Net Income and Taxable Income

The following table reconciles Net Income Attributable to common shares to taxable income for the years ended September 30, 2017, 2016 and 2015:

	2017 Estimated (unaudited)	2016 Actual	2015 Actual
Net income applicable to common shareholders	$22,942,234	$20,531,888	$16,998,783
Book / tax difference on gains realized from capital transactions	(2,311,714)	(4,398,599)	(5,824,405)
Stock compensation expense	624,706	926,465	448,895
Deferred compensation	-0-	-0-	-0-
Other book / tax differences, net	353,285	1,298,104	2,342,751
Taxable income before adjustments	21,608,511	18,357,858	13,966,024
Add: capital gains	1,311,714	3,643,569	5,000,683
Estimated taxable income subject to 90% dividend requirement	$22,920,225	$22,001,427	$18,966,707

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended September 30, 2017, 2016 and 2015:

	2017
	Estimated (unaudited)	2016 Actual	2015 Actual
Cash dividends paid	$50,663,829	$42,034,183	$35,522,127
Less: Portion designated capital gains distribution	(1,311,714)	(3,643,569)	(5,000,683)
Less: Return of capital	(10,414,753)	(7,828,595)	(2,939,882)
Estimated dividends paid deduction	$38,937,362	$30,562,019	$27,581,562

NOTE 13 - SHAREHOLDERS’ EQUITY

Common Stock

The Company implemented a Dividend Reinvestment and Stock Purchase Plan (the DRIP) effective December 15, 1987. Under the terms of the DRIP, as subsequently amended, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at a discounted price (approximately 95% of market value) directly from the Company, from authorized but unissued shares of the Company common stock. Shareholders may also purchase additional shares through the DRIP by making optional cash payments monthly.

Amounts received in connection with the DRIP and shares issued in connection with the DRIP for the fiscal years ended September 30, 2017, 2016 and 2015 were as follows:

	2017	2016	2015

Amounts received	$91,931,831	$72,175,797	$48,404,556
Less: Dividend reinvestments	10,125,894	8,369,146	8,489,169
Amounts received, net	$81,805,937	$63,806,651	$39,915,387

Number of Shares Issued	6,632,713	6,515,750	4,975,500

The following cash distributions were paid to common shareholders during the years ended September 30, 2017, 2016 and 2015:

	2017		2016		2015
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share
December 31	$11,184,399	$0.16	$10,083,160	$0.16	$8,598,414	$0.15
March 31	11,428,917	0.16	10,384,295	0.16	8,765,446	0.15
June 30	11,697,727	0.16	10,647,332	0.16	8,952,767	0.15
September 30	11,978,205	0.16	10,919,396	0.16	9,205,500	0.15
	$46,289,248	$0.64	$42,034,183	$0.64	$35,522,127	$0.60

On October 1, 2015, the Company’s Board of Directors approved a 6.7% increase in the Company’s quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. This represented an annualized dividend rate of $0.64 per share. On October 2, 2017, the Company’s Board of Directors approved a 6.25% increase in the Company’s quarterly common stock dividend, raising it to $0.17 per share from $0.16 per share. This represents an annualized dividend rate of $0.68 per share. The Company has maintained or increased its cash dividend for 26 consecutive years. On October 2, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share of its common stock to be paid December 15, 2017 to shareholders of record as of the close of business on November 15, 2017.

Preferred Stock

7.625% Series A Cumulative Redeemable Preferred Stock

On September 14, 2016, the Company announced that it intended to redeem all 2,139,750 issued and outstanding shares of its 7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (7.625% Series A Preferred Stock). The Company redeemed all of the 7.625% Series A Preferred Stock on October 14, 2016 at a redemption price of $25.00 per share, plus all dividends accrued and unpaid to and including the redemption date, in an amount equal to $0.23299 per share. As of September 30, 2016, the outstanding 7.625% Series A Preferred Stock was reclassified out of stockholder’s equity and was reflected as a liability at redemption value and the Company recognized a deemed dividend of $2,942,149 on the Consolidated Statement of Income for the fiscal year ended September 30, 2016, which represents the difference between redemption value and carrying value net of original deferred issuance costs.

Prior to its redemption, the annual dividend of the 7.625% Series A Preferred Stock was $1.90625 per share, or 7.625%, of the $25.00 per share liquidation value and was payable quarterly in arrears on March 15, June 15, September 15, and December 15.

The Company’s Board of Directors has authorized and the Company has paid the following dividends on the 7.625% Series A Preferred Stock for the fiscal years ended September 30, 2017, 2016 and 2015:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
(1) 9/14/16	10/14/16	10/14/16	$498,540	$0.23299

(1) Represents final dividend payment at time of redemption of the 7.625% Series A Preferred Stock

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/1/15	11/16/15	12/15/15	$1,019,725	$0.4765625
1/19/16	2/16/16	3/15/16	1,019,726	0.4765625
4/5/16	5/16/16	6/15/16	1,019,725	0.4765625
7/1/16	8/15/16	9/15/16	1,019,726	0.4765625
			$4,078,902	$1.9062500

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/1/14	11/17/14	12/15/14	$1,019,725	$0.4765625
1/21/15	2/17/15	3/16/15	1,019,726	0.4765625
4/1/15	5/15/15	6/15/15	1,019,725	0.4765625
7/1/15	8/17/15	9/15/15	1,019,726	0.4765625
			$4,078,902	$1.9062500

7.875% Series B Cumulative Redeemable Preferred Stock

On May 5, 2017, the Company announced that it intended to redeem all 2,300,000 issued and outstanding shares of its 7.875% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (7.875% Series B Preferred Stock). The Company redeemed all of the outstanding shares of the 7.875% Series B Preferred Stock on June 7, 2017, at a redemption price of $25.00 per share, totaling $57,500,000, plus accumulated and unpaid dividends for the period from June 1, 2017 up to and not including, the redemption date, in an amount equal to $0.0328125, totaling $75,469, for a total cash payment of $25.0328125 per share, totaling $57,575,469. The Company recognized a deemed dividend of $2,467,165 on the Consolidated Statement of Income for the fiscal year ended September 30, 2017, which represents the difference between redemption value and carrying value net of original deferred issuance costs.

Prior to its redemption, the annual dividend of the 7.875% Series B Preferred Stock was $1.96875 per share, or 7.875%, of the $25.00 per share liquidation value and was payable quarterly in arrears on March 15, June 15, September 15, and December 15.

The Company’s Board of Directors has authorized and the Company has paid the following dividends on the Series B Preferred Stock for the year ended September 30, 2017, 2016 and 2015:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/3/16	11/15/16	12/15/16	$1,132,032	$0.4921875
1/17/17	2/15/17	3/15/17	1,132,033	0.4921875
4/4/17	5/15/17	6/15/17	1,132,032	0.4921875
(1) 5/5/17	6/7/17	6/7/17	75,470	0.0328125
			$3,471,567	$1.5093750

(1) Represents final dividend payment at time of redemption of the 7.875% Series B Preferred Stock

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/1/15	11/16/15	12/15/15	$1,132,032	$0.4921875
1/19/16	2/16/16	3/15/16	1,132,033	0.4921875
4/5/16	5/16/16	6/15/16	1,132,032	0.4921875
7/1/16	8/15/16	9/15/16	1,132,033	0.4921875
			$4,528,130	$1.9687500

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/1/14	11/17/14	12/15/14	$1,132,032	$0.4921875
1/21/15	2/17/15	3/16/15	1,132,033	0.4921875
4/1/15	5/15/15	6/15/15	1,132,032	0.4921875
7/1/15	8/17/15	9/15/15	1,132,033	0.4921875
			$4,528,130	$1.9687500

6.125% Series C Cumulative Redeemable Preferred Stock

On September 13, 2016, the Company issued 5,400,000 shares of a 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock) at an offering price of $25.00 per share in an underwritten public offering. The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $130,543,000. On September 15, 2016, the Company used $45,000,000 of such net proceeds from the offering to reduce the amounts outstanding under its Facility and on October 14, 2016, and as discussed above, the Company used $53,493,750 of such net proceeds from the offering to redeem all of the 2,139,750 issued and outstanding shares of its 7.625% Series A Preferred Stock. In addition, on October 14, 2016, the Company used $498,540 of such net proceeds from the offering to pay all dividends, accrued and unpaid, up to and including the redemption date of the 7.625% Series A Preferred Stock.

On March 9, 2017, the Company issued an additional 3,000,000 shares of its 6.125% Series C Preferred Stock, liquidation preference of $25.00 per share, at a public offering price of $24.50 per share, for gross proceeds of $73,500,000 before deducting the underwriting discount and offering expenses. Net proceeds from the offering, after deducting underwriting discounts and other offering expenses were approximately $71,003,000. As discussed above, the Company used the net proceeds from this offering to redeem all of the outstanding shares of its 7.875% Series B Preferred Stock. In addition, the Company used $75,469 of such net proceeds from the offering to pay all dividends, accrued and unpaid, up to and not including the redemption date of the 7.875% Series B Preferred Stock.

On June 29, 2017, the Company entered into an At-The-Market Preferred Equity Program (Preferred Stock ATM Program), with FBR Capital Markets & Co. in which the Company may, from time to time, offer and sell additional shares of its 6.125% Series C Preferred Stock, with a liquidation preference of $25.00 per share, having an aggregate sales price of up to $100,000,000. The Company began selling shares through the Preferred Stock ATM Program on July 3, 2017. As of September 30, 2017, the Company sold 1,439,445 shares under its Preferred Stock ATM Program at a weighted average price of $25.31 per share, and generated net proceeds, after offering expenses, of approximately $35,730,000.

The Company intends to use the proceeds raised through the Preferred Stock ATM Program to purchase properties and fund expansions of its existing properties in the ordinary course of business and for general corporate purposes.

As of September 30, 2017, the Company has a total of 9,839,445 shares of 6.125% Series C Preferred Stock outstanding representing an aggregate liquidation preference of $245,986,125.

The Company’s Board of Directors has authorized and the Company has paid the following dividends on the 6.125% Series C Preferred Stock for the year ended September 30, 2017, 2016 and 2015:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/3/16	11/15/16	12/15/16	$1,791,563	$0.3317708
1/17/17	2/15/17	3/15/17	2,067,190	0.3828125
4/4/17	5/15/17	6/15/17	3,215,629	0.3828125
7/3/17	8/15/17	9/15/17	3,455,985	0.3828125
			$10,530,367	$1.4802083

The annual dividend of the 6.125% Series C Preferred Stock is $1.53125 per share, or 6.125% of the $25.00 per share liquidation value and is payable quarterly in arrears on March 15, June 15, September 15, and December 15. The 6.125% Series C Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the 6.125% Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time and, from time to time, the 6.125% Series C Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

Upon the occurrence of a Delisting Event, as defined in the Articles Supplementary (Series C Articles Supplementary) classifying and designating the 6.125% Series C Preferred Stock, the Company may, at its option and subject to certain conditions, redeem the 6.125% Series C Preferred Stock, in whole or in part, within 90 days after the Delisting Event, for a cash redemption price per share of 6.125% Series C Preferred Stock equal to $25.00 plus any accumulated and unpaid dividends thereon (whether or not declared), to, but not including, the redemption date.

Upon the occurrence of a Change of Control, as defined in the Series C Articles Supplementary, the Company may, at its option and subject to certain conditions, redeem the 6.125% Series C Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred, for a cash redemption price per share of 6.125% Series C Preferred Stock equal to $25.00 plus any accumulated and unpaid dividends thereon (whether or not declared) to, but not including, the redemption date.

On October 2, 2017, the Company’s Board of Directors declared a quarterly dividend for the period September 1, 2017 through November 30, 2017, of $0.3828125 per share to be paid December 15, 2017 to shareholders of record as of the close of business on November 15, 2017.

Repurchase of Stock

On January 17, 2017, the Board of Directors reaffirmed its Share Repurchase Program (Repurchase Program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company’s common stock. The Repurchase Program was originally created on March 3, 2009 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. The Company did not reacquire any of its shares of Common Stock during the fiscal year ended September 30, 2017, nor does the Company possess any reacquired shares of Common Stock as of September 30, 2017. The maximum dollar value that may be purchased under the Repurchase Program as of September 30, 2017 is $10,000,000.

NOTE 14 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The Company’s financial assets consist mainly of marketable REIT securities. The fair value of these certain financial assets was determined using the following inputs at September 30, 2017 and 2016:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017:
Securities available for sale	$123,764,770	$123,764,770	$-0-	$-0-
September 30, 2016:
Securities available for sale	$73,604,894	$73,604,894	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At September 30, 2017, the fixed rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $608,245,000 and the carrying value amounted to $598,962,567. When the Company acquires a property that is accounted for as a business combination, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements are estimated based on independent third party appraisals and fall within level 3 of the fair value hierarchy.

NOTE 15 - CASH FLOW

During fiscal years 2017, 2016 and 2015, the Company paid cash for interest of $24,290,811, $21,967,741 and $18,617,553, respectively.

During fiscal years 2017, 2016 and 2015, the Company had $10,125,894, $8,369,146 and $8,489,169, respectively, of dividends which were reinvested that required no cash transfers.

NOTE 16 – CONTINGENCIES, COMMITMENTS AND LEGAL MATTERS

From time to time, the Company can be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

In addition to the property purchased subsequent to the fiscal yearend, as described in Note 17, the Company has entered into agreements to purchase three new build-to-suit, industrial buildings that are currently being developed in Florida, Georgia and Oklahoma, consisting of approximately 1,531,000 square feet, with net-leased terms of 10 years each. The purchase price for these properties is approximately $117,437,000. Approximately 1,132,000 square feet, or 74%, is leased to an investment grade tenant or its subsidiary. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions during fiscal 2018. In connection with the three properties, the Company has entered into commitments to obtain three mortgages totaling $72,400,000 at fixed rates ranging from 3.53% to 4.25%, with a weighted average interest rate of 3.75% and with a weighted average maturity of 13.2 years.

NOTE 17 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On October 2, 2017, the Company’s Board of Directors approved a 6.25% increase in the Company’s quarterly common stock dividend, raising it to $0.17 per share from $0.16 per share. This represents an annualized dividend rate of $0.68 per share. The Company has maintained or increased its cash dividend for 26 consecutive years. On October 2, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share of its common stock to be paid December 15, 2017 to shareholders of record as of the close of business on November 15, 2017.

On October 2, 2017, the Company’s Board of Directors authorized a quarterly dividend for the 6.125% Series C Preferred Stock for the period September 1, 2017 through November 30, 2017, of $0.3828125 per share to be paid December 15, 2017 to shareholders of record as of the close of business on November 15, 2017.

On November 2, 2017, the Company purchased a newly constructed 121,683 square foot industrial building, situated on 16.2 acres, located in Charleston, SC. The building is 100% net-leased to FDX for 15 years through August 2032. The purchase price was $21,872,170. The Company obtained a 15 year fully-amortizing mortgage loan of $14,200,000 at a fixed interest rate of 4.23%. Annual rental revenue over the remaining term of the lease averages approximately $1,312,000.

On November 1, 2017, a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Indianapolis, IN was completed for a total project cost of approximately $1,840,000, resulting in a new 10 year lease which extended the prior lease expiration date from April 2024 to October 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $184,000 from approximately $1,533,000, or $4.67 per square foot, to approximately $1,717,000, or $5.24 per square foot.

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2017	12/31/16	3/31/17	6/30/17	9/30/17

Rental and Reimbursement Revenue	$27,181,611	$27,308,191	$28,609,096	$30,447,084
Total Expenses	13,262,730	13,785,498	14,130,508	15,584,318
Other Income (Expense)	(4,064,960)	(5,098,082)	(2,748,225)	(4,600,576)
Net Income	9,853,921	8,424,611	11,730,363	10,262,190
Net Income Attributable to Common Shareholders	6,156,161	4,842,575	5,217,411	6,726,087
Net Income Attributable to Common Shareholders per diluted share	$0.09	$0.07	$0.07	$0.09

FISCAL 2016	12/31/15	3/31/16	6/30/16	9/30/16

Rental and Reimbursement Revenue	$22,259,362	$22,966,838	$24,113,999	$25,575,911
Total Expenses	11,167,093	12,537,914	11,835,546	13,942,992
Other Income (Expense)	(4,153,614)	(3,296,977)	(4,047,158)	(1,440,309)
Net Income	6,938,655	7,131,947	8,231,295	10,192,610
Net Income Attributable to Common Shareholders	4,786,897	4,980,189	6,079,537	4,685,265
Net Income Attributable to Common Shareholders per diluted share	$0.08	$0.08	$0.09	$0.07

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2017

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Industrial Buildings
Monaca (Pittsburgh), PA	$-0-	$401,716	$878,081	$6,606,044
Ridgeland (Jackson), MS	-0-	218,000	1,233,500	407,091
Urbandale (Des Moines), IA (Vacant)	-0-	310,000	1,758,000	188,613
Richland (Jackson), MS	-0-	211,000	1,195,000	494,691
O’Fallon (St. Louis), MO	-0-	264,000	3,302,000	679,913
Fayetteville, NC	-0-	172,000	4,467,885	811,744
Schaumburg (Chicago), IL	-0-	1,039,800	3,694,320	443,820
Burr Ridge (Chicago), IL	-0-	270,000	1,236,599	186,302
Romulus (Detroit), MI	-0-	531,000	3,653,883	482,623
Liberty (Kansas City), MO	-0-	723,000	6,498,324	176,557
Omaha, NE	-0-	1,170,000	4,425,500	349,191
Charlottesville, VA	-0-	1,170,000	2,845,000	341,988
Jacksonville, FL (FDX)	-0-	1,165,000	4,668,080	496,704
West Chester Twp. (Cincinnati), OH	1,820,753	695,000	3,342,000	1,696,686
Mechanicsville (Richmond), VA	-0-	1,160,000	6,413,305	211,706
St. Joseph, MO	-0-	800,000	11,753,964	735,306
Newington (Hartford), CT	-0-	410,000	2,961,000	123,108
Cudahy (Milwaukee), WI	-0-	980,000	5,050,997	3,351,364
Beltsville (Washington, DC), MD	-0-	3,200,000	5,958,773	5,353,582
Granite City (St. Louis, MO), IL	-0-	340,000	12,046,675	311,173
Winston-Salem, NC	-0-	980,000	5,610,000	648,613
Elgin (Chicago), IL	-0-	1,280,000	5,529,488	167,954
Tolleson (Phoenix), AZ	4,525,118	1,316,075	13,329,000	2,179,151
Edwardsville (Kansas City), KS (Carlisle Tire)	-0-	1,185,000	5,815,148	232,838
Tampa, FL (FDX Ground)	5,910,953	5,000,000	12,660,003	2,036,224
Denver, CO	746,617	1,150,000	3,890,300	1,313,751
Hanahan (Charleston), SC (SAIC)	-0-	1,129,000	11,831,321	414,120
Hanahan (Charleston), SC (FDX Ground)	773,234	930,000	3,426,362	3,258,291
Augusta, GA (FDX Ground)	562,454	614,406	3,026,409	1,722,490
Huntsville, AL	589,073	748,115	2,724,418	3,189,278
Richfield (Cleveland), OH	2,724,856	2,676,848	7,197,945	6,560,685
Colorado Springs, CO	1,043,704	1,270,000	3,821,000	2,113,472
Tampa, FL (FDX)	3,654,913	2,830,000	4,704,531	85,393
Griffin (Atlanta), GA	-0-	760,000	13,692,115	416,742
Roanoke, VA (CHEP USA)	-0-	1,853,000	4,817,298	735,149
Orion, MI	-0-	4,649,971	13,053,289	5,182,376
Carlstadt (New York, NY), NJ	1,743,353	1,194,000	3,645,501	64,088
Wheeling (Chicago), IL	-0-	5,112,120	9,186,606	4,238,926
Cheektowaga (Buffalo), NY	-0-	4,796,765	3,883,971	2,280,087
Richmond, VA	-0-	446,000	3,910,500	411,809
Montgomery (Chicago), IL	-0-	2,000,000	9,225,683	72,684
Tampa, FL (Tampa Bay Grand Prix)	-0-	1,867,000	3,684,794	126,188
Augusta, GA (FDX)	-0-	380,000	1,400,943	196,836
Lakeland, FL	-0-	261,000	1,621,163	100,369
El Paso, TX	-0-	3,225,195	4,514,427	4,691,570
Chattanooga, TN	-0-	300,000	4,464,711	251,807
Bedford Heights (Cleveland), OH	-0-	990,000	4,893,912	1,035,924
Punta Gorda, FL	-0-	-0-	4,104,915	28,595
Cocoa, FL	-0-	1,881,316	8,623,564	3,622,569
Orlando, FL	4,098,856	2,200,000	6,133,800	220,632
Topeka, KS	1,119,836	-0-	3,679,843	-0-
Memphis, TN	5,882,668	1,240,887	13,380,000	1,050
Houston, TX	2,619,835	1,661,120	6,320,000	167,338
Carrollton (Dallas), TX	7,233,486	1,500,000	16,240,000	79,203
Ft. Mill (Charlotte, NC), SC	1,346,845	1,670,000	10,045,000	3,698,307
Lebanon (Nashville), TN	7,446,653	2,230,000	11,985,126	-0-
Rockford, IL (Sherwin-Williams Co.)	-0-	1,100,000	4,440,000	11,227
Edinburg, TX	-0-	1,000,000	6,414,000	4,625,014

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2017

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Streetsboro (Cleveland), OH	$9,887,817	$1,760,000	$17,840,000	$-0-
Corpus Christi, TX	-0-	-0-	4,764,500	7,413
Halfmoon (Albany), NY	-0-	1,190,000	4,335,600	-0-
Lebanon (Cincinnati), OH	-0-	240,000	4,176,000	36,425
Olive Branch (Memphis, TN), MS (Anda)	8,171,480	800,000	13,750,000	-0-
Oklahoma City, OK (FDX Ground)	3,919,663	1,410,000	8,043,000	3,131,462
Waco, TX	4,524,045	1,350,000	7,383,000	3,818,368
Livonia (Detroit), MI	6,912,375	320,000	13,380,000	62,030
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	23,461,936	2,550,000	24,818,816	9,546,101
Roanoke, VA (FDX Ground)	4,867,194	1,740,000	8,460,000	-0-
Green Bay, WI	2,956,605	590,000	5,980,000	-0-
Stewartville (Rochester), MN	2,369,334	900,000	4,320,000	-0-
Tulsa, OK	1,812,575	790,000	2,910,000	48,031
Buckner (Louisville), KY	16,014,719	2,280,000	24,353,125	174,727
Edwardsville (Kansas City), KS (International Paper)	9,931,292	2,750,000	15,335,492	208,616
Altoona, PA	3,642,839	1,200,000	7,790,000	18,650
Spring (Houston), TX	8,537,878	1,890,000	13,391,318	4,002,480
Indianapolis, IN (FDX Ground)	11,381,906	3,739,030	20,446,000	821,342
Sauget (St. Louis, MO), IL	9,145,097	1,890,000	13,310,000	4,950
Lindale (Tyler), TX	6,016,758	540,000	9,390,000	6,500
Kansas City, MO (Bunzl)	6,799,803	1,000,000	8,600,000	51,226
Frankfort (Lexington), KY	17,560,855	1,850,000	26,150,000	-0-
Jacksonville, FL (FDX Ground)	17,370,102	6,000,000	24,645,954	86,136
Monroe (Cincinnati), OH	7,608,083	1,800,000	11,137,000	-0-
Greenwood (Indianapolis), IN	21,485,141	2,250,000	35,234,574	27,497
Ft. Worth (Dallas), TX	22,116,268	8,200,000	27,100,832	-0-
Cincinnati, OH	-0-	800,000	5,950,000	-0-
Rockford, IL (Collins Aerospace Systems)	-0-	480,000	4,620,000	-0-
Concord (Charlotte), NC	18,928,835	4,305,000	27,670,897	1,068,900
Covington (New Orleans), LA	11,814,941	2,720,000	15,690,000	-0-
Imperial (Pittsburgh), PA	11,963,800	3,700,000	16,250,000	-0-
Burlington (Seattle/Everett), WA	18,839,050	8,000,000	22,210,680	17,867
Colorado Springs, CO	17,632,728	2,150,000	26,350,000	-0-
Louisville, KY	6,914,142	1,590,000	9,714,000	-0-
Davenport (Orlando), FL	25,077,642	7,060,000	30,720,000	-0-
Olathe (Kansas City), KS	21,108,249	2,350,000	29,387,000	-0-
Hamburg (Buffalo), NY	22,532,881	1,700,000	33,150,000	-0-
Ft. Myers, FL (FDX Ground)	14,021,964	2,400,000	18,400,000	823,000
Walker (Grand Rapids), MI	20,530,135	4,034,363	27,620,623	-0-
Mesquite (Dallas), TX	32,623,355	6,247,658	43,632,835	-0-
Aiken (Augusta, GA), SC	15,227,062	1,362,458	19,677,937	-0-
Homestead (Miami), FL	24,591,465	4,426,727	33,446,393	-0-
Oklahoma City, OK (Bunzl)	5,935,346	844,688	7,883,751	-0-
Concord (Charlotte), NC	26,184,000	4,306,684	35,736,461	-0-
Kenton, OH	12,000,000	854,780	17,026,827	-0-
Stow, OH	12,700,000	1,429,715	17,504,350	-0-
Shopping Center
Somerset, NJ	-0-	34,317	637,097	2,401,476
Vacant Land
Shelby County, TN	-0-	11,065	-0-	-0-
	$598,962,567	$188,494,819	$1,144,634,034	$105,992,153
Real Estate Held for Sale
Orangeburg (New York), NY	-0-	694,720	2,977,372	223,583
Ft. Myers, FL (Vacant)	-0-	1,910,000	2,499,093	608,354
Kansas City, MO (Kellogg)	-0-	660,000	4,049,832	90,642
	$-0-	$3,264,720	$9,526,297	$922,579
	$598,962,567	$191,759,539	$1,154,160,331	$106,914,732

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2017

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2017
Description	Land	Bldg & Imp	Total

Industrial Buildings
Monaca (Pittsburgh), PA	$401,716	$7,484,125	$7,885,841
Ridgeland (Jackson), MS	218,000	1,640,591	1,858,591
Urbandale (Des Moines), IA (Vacant)	310,000	1,946,613	2,256,613
Richland (Jackson), MS	211,000	1,689,691	1,900,691
O’Fallon (St. Louis), MO	264,000	3,981,913	4,245,913
Fayetteville, NC	172,000	5,279,629	5,451,629
Schaumburg (Chicago), IL	1,039,800	4,138,140	5,177,940
Burr Ridge (Chicago), IL	270,000	1,422,901	1,692,901
Romulus (Detroit), MI	531,000	4,136,506	4,667,506
Liberty (Kansas City), MO	723,000	6,674,881	7,397,881
Omaha, NE	1,170,000	4,774,691	5,944,691
Charlottesville, VA	1,170,000	3,186,988	4,356,988
Jacksonville, FL (FDX)	1,165,000	5,164,784	6,329,784
West Chester Twp. (Cincinnati), OH	695,000	5,038,686	5,733,686
Mechanicsville (Richmond), VA	1,160,000	6,625,011	7,785,011
St. Joseph, MO	800,000	12,489,270	13,289,270
Newington (Hartford), CT	410,000	3,084,108	3,494,108
Cudahy (Milwaukee), WI	980,000	8,402,361	9,382,361
Beltsville (Washington, DC), MD	3,200,000	11,312,355	14,512,355
Granite City (St. Louis, MO), IL	340,000	12,357,848	12,697,848
Winston-Salem, NC	980,000	6,258,613	7,238,613
Elgin (Chicago), IL	1,280,000	5,697,442	6,977,442
Tolleson (Phoenix), AZ	1,316,075	15,508,151	16,824,226
Edwardsville (Kansas City), KS (Carlisle Tire)	1,185,000	6,047,986	7,232,986
Tampa, FL (FDX Ground)	5,000,000	14,696,227	19,696,227
Denver, CO	1,150,000	5,204,051	6,354,051
Hanahan (Charleston), SC (SAIC)	1,129,000	12,245,441	13,374,441
Hanahan (Charleston), SC (FDX Ground)	930,000	6,684,653	7,614,653
Augusta, GA (FDX Ground)	614,406	4,748,899	5,363,305
Huntsville, AL	748,115	5,913,696	6,661,811
Richfield (Cleveland), OH	2,676,848	13,758,630	16,435,478
Colorado Springs, CO	1,270,000	5,934,472	7,204,472
Tampa, FL (FDX)	2,830,000	4,789,924	7,619,924
Griffin (Atlanta), GA	760,000	14,108,857	14,868,857
Roanoke, VA (CHEP USA)	1,853,000	5,552,447	7,405,447
Orion, MI	4,649,971	18,235,665	22,885,636
Carlstadt (New York, NY), NJ	1,194,000	3,709,589	4,903,589
Wheeling (Chicago), IL	5,112,120	13,425,532	18,537,652
Cheektowaga (Buffalo), NY	4,796,765	6,164,058	10,960,823
Richmond, VA	446,000	4,322,309	4,768,309
Montgomery (Chicago), IL	2,000,000	9,298,367	11,298,367
Tampa, FL (Tampa Bay Grand Prix)	1,867,000	3,810,982	5,677,982
Augusta, GA (FDX)	380,000	1,597,779	1,977,779
Lakeland, FL	261,000	1,721,532	1,982,532
El Paso, TX	3,225,195	9,205,997	12,431,192
Chattanooga, TN	300,000	4,716,518	5,016,518
Bedford Heights (Cleveland), OH	990,000	5,929,836	6,919,836
Punta Gorda, FL	-0-	4,133,510	4,133,510
Cocoa, FL	1,881,316	12,246,133	14,127,449
Orlando, FL	2,200,000	6,354,432	8,554,432
Topeka, KS	-0-	3,679,843	3,679,843
Memphis, TN	1,240,887	13,381,050	14,621,937
Houston, TX	1,661,120	6,487,338	8,148,458
Carrollton (Dallas), TX	1,500,000	16,319,203	17,819,203
Ft. Mill (Charlotte, NC), SC	1,670,000	13,743,307	15,413,307
Lebanon (Nashville), TN	2,230,000	11,985,126	14,215,126
Rockford, IL (Sherwin-Williams Co.)	1,100,000	4,451,227	5,551,227
Edinburg, TX	1,000,000	11,039,014	12,039,014

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2017

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2017
Description	Land	Bldg & Imp	Total

Streetsboro (Cleveland), OH	$1,760,000	$17,840,000	$19,600,000
Corpus Christi, TX	-0-	4,771,913	4,771,913
Halfmoon (Albany), NY	1,190,000	4,335,600	5,525,600
Lebanon (Cincinnati), OH	240,000	4,212,425	4,452,425
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals Inc.)	800,000	13,750,000	14,550,000
Oklahoma City, OK (FDX Ground)	1,410,000	11,174,462	12,584,462
Waco, TX	1,350,000	11,201,368	12,551,368
Livonia (Detroit), MI	320,000	13,442,030	13,762,030
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	2,550,000	34,364,917	36,914,917
Roanoke, VA (FDX Ground)	1,740,000	8,460,000	10,200,000
Green Bay, WI	590,000	5,980,000	6,570,000
Stewartville (Rochester), MN	900,000	4,320,000	5,220,000
Tulsa, OK	790,000	2,958,031	3,748,031
Buckner (Louisville), KY	2,280,000	24,527,852	26,807,852
Edwardsville (Kansas City), KS (International Paper)	2,750,000	15,544,108	18,294,108
Altoona, PA	1,200,000	7,808,650	9,008,650
Spring (Houston), TX	1,890,000	17,393,798	19,283,798
Indianapolis, IN (FDX Ground)	3,739,030	21,267,342	25,006,372
Sauget (St. Louis, MO), IL	1,890,000	13,314,950	15,204,950
Lindale (Tyler), TX	540,000	9,396,500	9,936,500
Kansas City, MO (Bunzl)	1,000,000	8,651,226	9,651,226
Frankfort (Lexington), KY	1,850,000	26,150,000	28,000,000
Jacksonville, FL (FDX Ground)	6,000,000	24,732,090	30,732,090
Monroe (Cincinnati), OH	1,800,000	11,137,000	12,937,000
Greenwood (Indianapolis), IN	2,250,000	35,262,071	37,512,071
Ft. Worth (Dallas), TX	8,200,000	27,100,832	35,300,832
Cincinnati, OH	800,000	5,950,000	6,750,000
Rockford, IL (Collins Aerospace Systems-United Technologies)	480,000	4,620,000	5,100,000
Concord (Charlotte), NC	4,305,000	28,739,797	33,044,797
Covington (New Orleans), LA	2,720,000	15,690,000	18,410,000
Imperial (Pittsburgh), PA	3,700,000	16,250,000	19,950,000
Burlington (Seattle/Everett), WA	8,000,000	22,228,547	30,228,547
Colorado Springs, CO	2,150,000	26,350,000	28,500,000
Louisville, KY	1,590,000	9,714,000	11,304,000
Davenport (Orlando), FL	7,060,000	30,720,000	37,780,000
Olathe (Kansas City), KS	2,350,000	29,387,000	31,737,000
Hamburg (Buffalo), NY	1,700,000	33,150,000	34,850,000
Ft. Myers, FL (FDX Ground)	2,400,000	19,223,000	21,623,000
Walker (Grand Rapids), MI	4,034,363	27,620,623	31,654,986
Mesquite (Dallas), TX	6,247,658	43,632,835	49,880,493
Aiken (Augusta, GA), SC	1,362,458	19,677,937	21,040,395
Homestead (Miami), FL	4,426,727	33,446,393	37,873,120
Oklahoma City, OK (Bunzl)	844,688	7,883,751	8,728,439
Concord (Charlotte), NC	4,306,684	35,736,461	40,043,145
Kenton, OH	854,780	17,026,827	17,881,607
Stow, OH	1,429,715	17,504,350	18,934,065
Shopping Center
Somerset, NJ	34,317	3,038,573	3,072,890
Vacant Land
Shelby County, TN	11,065	-0-	11,065
	$188,494,819	$1,250,626,187	$1,439,121,006
Real Estate Held for Sale
Orangeburg (New York), NY	694,720	3,200,955	3,895,675
Ft. Myers, FL (Vacant)	1,910,000	3,107,447	5,017,447
Kansas City, MO (Kellogg)	660,000	4,140,474	4,800,474
	$3,264,720	$10,448,876	$13,713,596
	$191,759,539	$1,261,075,063	$1,452,834,602

(1) See pages 153-155 for reconciliation.

(2) The aggregate cost for Federal tax purposes approximates historical cost.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2017

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Industrial Buildings
Monaca (Pittsburgh), PA	2,642,181	1977	1977	(3)
Ridgeland (Jackson), MS	1,246,001	1988	1993	(3)
Urbandale (Des Moines), IA (Vacant)	1,144,794	1985	1994	(3)
Richland (Jackson), MS	904,133	1986	1994	(3)
O’Fallon (St. Louis), MO	2,228,921	1989	1994	(3)
Fayetteville, NC	2,698,223	1996	1997	(3)
Schaumburg (Chicago), IL	2,159,563	1997	1997	(3)
Burr Ridge (Chicago), IL	698,725	1997	1997	(3)
Romulus (Detroit), MI	1,922,903	1998	1998	(3)
Liberty (Kansas City), MO	3,325,236	1997	1998	(3)
Omaha, NE	2,233,901	1999	1999	(3)
Charlottesville, VA	1,489,266	1998	1999	(3)
Jacksonville, FL (FDX)	2,450,615	1998	1999	(3)
West Chester Twp. (Cincinnati), OH	2,125,801	1999	2000	(3)
Mechanicsville (Richmond), VA	2,824,533	2000	2001	(3)
St. Joseph, MO	5,101,907	2000	2001	(3)
Newington (Hartford), CT	1,288,391	2001	2001	(3)
Cudahy (Milwaukee), WI	3,075,370	2001	2001	(3)
Beltsville (Washington, DC), MD	3,843,707	2000	2001	(3)
Granite City (St. Louis, MO), IL	4,834,280	2001	2001	(3)
Winston-Salem, NC	2,401,589	2001	2002	(3)
Elgin (Chicago), IL	2,284,344	2002	2002	(3)
Tolleson (Phoenix), AZ	5,634,312	2002	2002	(3)
Edwardsville (Kansas City), KS (Carlisle Tire)	2,358,818	2002	2003	(3)
Tampa, FL (FDX Ground)	4,544,868	2004	2004	(3)
Denver, CO	1,570,819	2005	2005	(3)
Hanahan (Charleston), SC (SAIC)	3,961,769	2002	2005	(3)
Hanahan (Charleston), SC (FDX Ground)	1,897,664	2005	2005	(3)
Augusta, GA (FDX Ground)	1,385,556	2005	2005	(3)
Huntsville, AL	1,092,730	2005	2005	(3)
Richfield (Cleveland), OH	2,728,544	2006	2006	(3)
Colorado Springs, CO	1,644,190	2006	2006	(3)
Tampa, FL (FDX)	1,383,938	2006	2006	(3)
Griffin (Atlanta), GA	4,128,872	2006	2006	(3)
Roanoke, VA (CHEP USA)	1,516,288	1996	2007	(3)
Orion, MI	4,019,239	2007	2007	(3)
Carlstadt (New York, NY), NJ	939,584	1977	2007	(3)
Wheeling (Chicago), IL	4,079,587	2003	2007	(3)
Cheektowaga (Buffalo), NY	1,692,362	2002	2007	(3)
Richmond, VA	1,409,820	2004	2007	(3)
Montgomery (Chicago), IL	2,522,213	2004	2007	(3)
Tampa, FL (Tampa Bay Grand Prix)	1,043,048	1989	2007	(3)
Augusta, GA (FDX)	415,251	1993	2007	(3)
Lakeland, FL	525,151	1993	2007	(3)
El Paso, TX	1,709,714	2005	2007	(3)
Chattanooga, TN	1,262,219	2002	2007	(3)
Bedford Heights (Cleveland), OH	1,707,394	1998	2007	(3)
Punta Gorda, FL	945,236	2007	2007	(3)
Cocoa, FL	2,435,695	2006	2008	(3)
Orlando, FL	1,636,085	1997	2008	(3)
Topeka, KS	802,124	2006	2009	(3)
Memphis, TN	2,573,085	1994	2010	(3)
Houston, TX	1,248,713	2005	2010	(3)
Carrollton (Dallas), TX	3,130,523	2009	2010	(3)
Ft. Mill (Charlotte, NC), SC	2,302,265	2009	2010	(3)
Lebanon (Nashville), TN	1,843,853	1993	2011	(3)
Rockford, IL (Sherwin-Williams Co.)	744,286	1998-2008	2011	(3)
Edinburg, TX	1,188,983	2011	2011	(3)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2017

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Streetsboro (Cleveland), OH	2,515,897	2012	2012	(3)
Corpus Christi, TX	672,040	2012	2012	(3)
Halfmoon (Albany), NY	611,431	2012	2012	(3)
Lebanon (Cincinnati), OH	594,620	2012	2012	(3)
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals Inc.)	1,850,962	2012	2012	(3)
Oklahoma City, OK (FDX Ground)	1,306,735	2012	2012	(3)
Waco, TX	1,210,344	2012	2012	(3)
Livonia (Detroit), MI	1,698,607	1999	2013	(3)
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	3,159,783	2013	2013	(3)
Roanoke, VA (FDX Ground)	930,962	2013	2013	(3)
Green Bay, WI	613,333	2013	2013	(3)
Stewartville (Rochester), MN	443,077	2013	2013	(3)
Tulsa, OK	309,194	2009	2014	(3)
Buckner (Louisville), KY	2,472,411	2014	2014	(3)
Edwardsville (Kansas City), KS (International Paper)	1,587,164	2014	2014	(3)
Altoona, PA	784,660	2014	2014	(3)
Spring (Houston), TX	1,629,658	2014	2014	(3)
Indianapolis, IN (FDX Ground)	1,657,124	2014	2014	(3)
Sauget (St. Louis, MO), IL	1,024,382	2015	2015	(3)
Lindale (Tyler), TX	722,416	2015	2015	(3)
Kansas City, MO (Bunzl)	646,520	2015	2015	(3)
Frankfort (Lexington), KY	1,899,786	2015	2015	(3)
Jacksonville, FL (FDX Ground)	1,688,236	2015	2015	(3)
Monroe (Cincinnati), OH	737,707	2015	2015	(3)
Greenwood (Indianapolis), IN	2,186,221	2015	2015	(3)
Ft. Worth (Dallas), TX	1,505,602	2015	2015	(3)
Cincinnati, OH	317,842	2014	2015	(3)
Rockford, IL (Collins Aerospace Systems - United Technologies )	355,385	2012	2015	(3)
Concord (Charlotte), NC	1,471,238	2016	2016	(3)
Covington (New Orleans), LA	737,564	2016	2016	(3)
Imperial (Pittsburgh), PA	659,722	2016	2016	(3)
Burlington (Seattle/Everett), WA	855,500	2016	2016	(3)
Colorado Springs, CO	900,855	2016	2016	(3)
Louisville, KY	332,103	2016	2016	(3)
Davenport (Orlando), FL	918,974	2016	2016	(3)
Olathe (Kansas City), KS	879,098	2016	2016	(3)
Hamburg (Buffalo), NY	850,000	2017	2017	(3)
Ft. Myers, FL (FDX Ground)	353,846	2017	2017	(3)
Walker (Grand Rapids), MI	354,111	2017	2017	(3)
Mesquite (Dallas), TX	279,698	2017	2017	(3)
Aiken (Augusta, GA), SC	126,141	2017	2017	(3)
Homestead (Miami), FL	214,400	2017	2017	(3)
Oklahoma City, OK (Bunzl)	50,537	2017	2017	(3)
Concord (Charlotte), NC	152,720	2017	2017	(3)
Kenton, OH	18,188	2017	2017	(3)
Stow, OH	-0-	2017	2017	(3)
Shopping Center
Somerset, NJ	1,494,297	1970	1970	(3)
Vacant Land
Shelby County, TN	-0-	N/A	2007	N/A
	$172,730,273
Real Estate Held for Sale
Orangeburg (New York), NY	2,436,637	1990	1993	(3)
Ft. Myers, FL (Vacant)	1,057,915	1974	2002	(3)
Kansas City, MO (Kellogg)	1,147,693	2002	2007	(3)
	$4,642,245
	$177,372,518

(3) Depreciation is computed based upon the following estimated lives:

Building: 31.5 to 39 years; Building Improvements: 3 to 39 years; Tenant Improvements: Lease Term

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2017

(1) Reconciliation

REAL ESTATE INVESTMENTS

	9/30/2017	9/30/2016	9/30/2015

Balance-Beginning of Year	$1,157,599,899	$927,348,409	$730,053,278
Additions:
Acquisitions	282,509,249	209,867,577	190,948,360
Improvements	4,168,984	20,383,913	11,847,468
Total Additions	286,678,233	230,251,490	202,795,828
Deletions:
Sales	(5,157,126)	-0-	(5,500,697)
Total Deletions	(5,157,126)	-0-	(5,500,697)

Balance-End of Year	$1,439,121,006	$1,157,599,899	$927,348,409

ACCUMULATED DEPRECIATION

	9/30/2017	9/30/2016	9/30/2015

Balance-Beginning of Year	$144,496,585	$120,882,503	$102,988,048
Depreciation	29,169,659	23,614,082	19,625,748
Sales	(935,971)	-0-	(1,731,293)

Balance-End of Year	$172,730,273	$144,496,585	$120,882,503

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30, 2017

(1)	Reconciliation

	2017	2016	2015
Balance – Beginning of Year	$1,157,599,899	$927,348,409	$730,053,278
Additions:
Somerset, NJ	-0-	377,637	182,573
Monaca (Pittsburgh), PA	79,618	37,255	1,907,292
Orangeburg (New York), NY	-0-	-0-	96,800
Ridgeland (Jackson), MS	-0-	7,797	-0-
Urbandale (Des Moines), IA (Vacant)	94,717	-0-	-0-
Richland (Jackson), MS	-0-	-0-	-0-
O’Fallon (St. Louis), MO	-0-	-0-	317,457
Fayetteville, NC	9,753	557,354	13,773
Schaumburg (Chicago), IL	196,526	13,775	-0-
Burr Ridge (Chicago), IL	-0-	8,700	-0-
Romulus (Detroit), MI	66,974	-0-	116,919
Liberty (Kansas City), MO	-0-	24,263	2,500
Omaha, NE	-0-	7,410	7,391
Charlottesville, VA	8,489	4,462	-0-
Jacksonville, FL (FDX)	83,383	16,983	-0-
West Chester Twp. (Cincinnati), OH	4,996	-0-	-0-
Mechanicsville (Richmond), VA (FDX)	26,830	18,510	7,356
St. Joseph, MO	55,564	50,934	53,922
Newington (Hartford), CT	30,284	-0-	-0-
Cudahy (Milwaukee), WI	-0-	8,689	-0-
Beltsville (Washington, DC), MD	-0-	44,600	9,271
Granite City (St. Louis, MO), IL	155,034	156,139	-0-
Winston-Salem, NC	-0-	316,527	-0-
Elgin (Chicago), IL	44,526	5,960	30,312
Tolleson (Phoenix), AZ	-0-	1,655,640	(3,925)
Ft. Myers, FL (Vacant)	-0-	-0-	-0-
Edwardsville (Kansas City), KS (Carlisle Tire)	7,585	-0-	-0-
Tampa, FL (FDX Ground)	125	1,247,140	6,147
Denver, CO	-0-	-0-	-0-
Hanahan (Charleston), SC (SAIC)	33,849	40,000	328,118
Hanahan (Charleston), SC (FDX Ground)	-0-	-0-	-0-
Augusta, GA (FDX Ground)	9,270	25,161	-0-
Huntsville, AL	56,688	1,853,390	-0-
Richfield (Cleveland), OH	-0-	-0-	(91,709)
Colorado Springs, CO	-0-	9,357	-0-
Tampa, FL (FDX)	27,063	27,144	-0-
Griffin (Atlanta), GA	-0-	-0-	-0-
Roanoke, VA (CHEP USA)	-0-	-0-	(59,348)
Orion, MI	-0-	5,867	5,021
Carlstadt (New York, NY), NJ	-0-	13,877	51,120
Wheeling (Chicago), IL	-0-	-0-	-0-
Cheektowaga (Buffalo), NY	-0-	-0-	-0-
Richmond, VA	-0-	7,540	19,764
Montgomery (Chicago), IL	-0-	-0-	-0-
Tampa, FL (Tampa Bay Grand Prix)	-0-	26,916	-0-
Augusta, GA (FDX)	6,047	24,700	6,850
Lakeland, FL	-0-	16,321	-0-
El Paso, TX	-0-	-0-	1,198,544
Chattanooga, TN	4,315	41,042	-0-
Bedford Heights (Cleveland), OH	55,957	84,288	4,450
Punta Gorda, FL	20,245	8,350	-0-
Cocoa, FL	-0-	37,606	73,962
Orlando, FL	-0-	13,195	-0-
Topeka, KS	-0-	-0-	-0-
Memphis, TN	1,050	-0-	-0-
Houston, TX	65,351	-0-	2,279
Carrollton (Dallas), TX	50,097	24,806	4,300
Ft. Mill (Charlotte, NC), SC	-0-	-0-	-0-
Lebanon (Nashville), TN	-0-	-0-	-0-
Rockford, IL (Sherwin-Williams Co.)	-0-	-0-	11,227
Edinburg, TX	615,142	3,985,389	-0-

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30, 2017

(1)	Reconciliation (cont’d)

	2017	2016	2015

Streetsboro (Cleveland), OH	$-0-	$-0-	$-0-
Corpus Christi, TX	7,413	-0-	-0-
Halfmoon (Albany), NY	-0-	-0-	-0-
Lebanon (Cincinnati), OH	-0-	-0-	36,425
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals)	-0-	-0-	-0-
Oklahoma City, OK (FDX Ground)	4,200	(13,611)	2,989,708
Waco, TX	5,210	-0-	3,813,157
Livonia (Detroit), MI	-0-	31,497	30,533
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	-0-	9,412,120	133,981
Roanoke, VA (FDX Ground)	-0-	-0-	-0-
Green Bay, WI	-0-	-0-	-0-
Stewartville (Rochester), MN	-0-	-0-	-0-
Tulsa, OK	-0-	-0-	48,031
Buckner (Louisville), KY	40,000	48,136	86,591
Edwardsville (Kansas City), KS (International Paper)	-0-	5,355	203,261
Altoona, PA	-0-	18,650	-0-
Spring (Houston), TX	-0-	56,275	1,415
Indianapolis, IN (FDX Ground)	1,060,372	-0-	202,000
Sauget (St. Louis, MO), IL	-0-	4,950	15,200,000
Lindale (Tyler), TX	6,500	-0-	9,930,000
Kansas City, MO (Bunzl)	51,226	-0-	9,600,000
Frankfort (Lexington), KY	-0-	-0-	28,000,000
Jacksonville, FL (FDX Ground)	86,136	-0-	30,645,954
Monroe (Cincinnati), OH	-0-	-0-	12,937,000
Greenwood (Indianapolis), IN	11,680	15,817	37,484,574
Ft. Worth (Dallas), TX	-0-	-0-	35,300,832
Cincinnati, OH	-0-	-0-	6,750,000
Rockford, IL (Collins Aerospace Systems)	-0-	-0-	5,100,000
Concord (Charlotte), NC	1,068,900	31,975,897	-0-
Covington (New Orleans), LA	-0-	18,410,000	-0-
Imperial (Pittsburgh), PA	-0-	19,950,000	-0-
Burlington (Seattle/Everett), WA	17,867	30,210,680	-0-
Colorado Springs, CO	-0-	28,500,000	-0-
Louisville, KY	-0-	11,304,000	-0-
Davenport (Orlando), FL	-0-	37,780,000	-0-
Olathe (Kansas City), KS	-0-	31,737,000	-0-
Hamburg (Buffalo), NY	34,850,000	-0-	-0-
Ft. Myers, FL (FDX Ground)	21,623,000	-0-	-0-
Walker (Grand Rapids), MI	31,654,985	-0-	-0-
Mesquite (Dallas), TX	49,880,493	-0-	-0-
Aiken (Augusta, GA), SC	21,040,396	-0-	-0-
Homestead (Miami), FL	37,873,120	-0-	-0-
Oklahoma City, OK (Bunzl)	8,728,439	-0-	-0-
Concord (Charlotte), NC	40,043,145	-0-	-0-
Kenton, OH	17,881,608	-0-	-0-
Stow, OH	18,934,065	-0-	-0-
Total Additions	$286,678,233	$230,251,490	$202,795,828
Total Disposals	(5,157,126)	-0-	(5,500,697)
Balance – End of Year	$1,439,121,006	$1,157,599,899	$927,348,409

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT
CORPORATION
(registrant)

Date: November 28, 2017	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive
Officer and Director, its principal executive officer

Date: November 28, 2017	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 28, 2017	By:	/s/ Eugene W. Landy
Eugene W. Landy, Chairman of the Board and Director

Date: November 28, 2017	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive Officer and Director

Date: November 28, 2017	By:	/s/ Daniel D. Cronheim
Daniel D. Cronheim, Director

Date: November 28, 2017	By:	/s/ Catherine B. Elflein
Catherine B. Elflein, Director

Date: November 28, 2017	By:	/s/ Brian H. Haimm
Brian H. Haimm, Director

Date: November 28, 2017	By:	/s/ Neal Herstik
Neal Herstik, Director

Date: November 28, 2017	By:	/s/ Matthew I. Hirsch
Matthew I. Hirsch, Director

Date: November 28, 2017	By:	/s/ Samuel A. Landy
Samuel A. Landy, Director

Date: November 28, 2017	By:	/s/ Kevin S. Miller
Kevin S. Miller, Director

Date: November 28, 2017	By:	/s/ Gregory T. Otto
Gregory T. Otto, Director

Date: November 28, 2017	By:	/s/ Scott L. Robinson
Scott L. Robinson, Director

Date: November 28, 2017	By:	/s/ Stephen B. Wolgin
Stephen B. Wolgin, Director

