Form 10-Q
period 2017-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2018-02-07
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [  ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No [X]

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of February 1, 2018: 77,692,113

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2017

C O N T E N T S

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND SEPTEMBER 30, 2017

	December 31, 2017	September 30, 2017
	(Unaudited)
ASSETS
Real Estate Investments:
Land	$193,562,859	$187,224,819
Buildings and Improvements	1,290,476,339	1,244,691,715
Total Real Estate Investments	1,484,039,198	1,431,916,534
Accumulated Depreciation	(179,492,182)	(171,060,478)
Real Estate Investments	1,304,547,016	1,260,856,056

Real Estate Held for Sale	9,481,407	14,606,028
Cash and Cash Equivalents	10,755,901	10,226,046
Securities Available for Sale at Fair Value	130,431,475	123,764,770
Tenant and Other Receivables	5,385,744	1,753,054
Deferred Rent Receivable	8,391,569	8,049,275
Prepaid Expenses	9,125,236	5,434,874
Intangible Assets, net of Accumulated Amortization of $13,554,423 and $13,404,318, respectively	10,811,664	10,010,165
Capitalized Lease Costs, net of Accumulated Amortization of $3,114,088 and $3,393,187, respectively	4,161,907	4,180,907
Financing Costs, net of Accumulated Amortization of $713,450 and $619,555, respectively	781,813	875,709
Other Assets	5,251,185	3,280,871

TOTAL ASSETS	$1,499,124,917	$1,443,037,755

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF DECEMBER 31, 2017 AND SEPTEMBER 30, 2017

	December 31, 2017	September 30, 2017
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$612,651,435	$591,364,371
Loans Payable	110,000,000	120,091,417
Accounts Payable and Accrued Expenses	3,587,862	4,450,753
Other Liabilities	18,801,819	14,265,518
Total Liabilities	745,041,116	730,172,059

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 12,400,000 Shares Authorized as of December 31, 2017 and September 30, 2017; 10,879,379 and 9,839,445 Shares Issued and Outstanding as of December 31, 2017 and September 30, 2017, respectively	271,984,475	245,986,125
Common Stock, $0.01 Par Value Per Share: 192,039,750 Shares Authorized as of December 31, 2017 and September 30, 2017; 77,209,110 and 75,630,521 Shares Issued and Outstanding as of December 31, 2017 and September 30, 2017, respectively	772,091	756,305
Excess Stock, $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of December 31, 2017 and September 30, 2017; No Shares Issued or Outstanding as of December 31, 2017 and September 30, 2017	-0-	-0-
Additional Paid-In Capital	485,469,807	459,552,701
Accumulated Other Comprehensive Income (Loss)	(4,142,572)	6,570,565
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	754,083,801	712,865,696

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,499,124,917	$1,443,037,755

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	Three Months Ended
	12/31/2017	12/31/2016
INCOME:
Rental Revenue	$27,692,482	$23,280,856
Reimbursement Revenue	5,049,340	3,900,755
Lease Termination Income	210,261	-0-
TOTAL INCOME	32,952,083	27,181,611

EXPENSES:
Real Estate Taxes	3,862,663	2,906,981
Operating Expenses	1,436,241	1,294,468
General & Administrative Expenses	1,947,032	1,442,463
Acquisition Costs	-0-	178,526
Depreciation	8,483,984	6,992,495
Amortization of Capitalized Lease Costs and Intangible Assets	538,071	447,797
TOTAL EXPENSES	16,267,991	13,262,730

OTHER INCOME (EXPENSE):
Dividend and Interest Income	2,864,217	1,292,151
Gain on Sale of Securities Transactions	100,153	806,108
Interest Expense, including Amortization of Financing Costs	(7,405,947)	(6,163,219)
TOTAL OTHER INCOME (EXPENSE)	(4,441,577)	(4,064,960)

INCOME FROM CONTINUING OPERATIONS	12,242,515	9,853,921

Gain on Sale of Real Estate Investments	5,387,886	-0-

NET INCOME	17,630,401	9,853,921

Less: Preferred Dividends	4,316,946	3,697,760

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$13,313,455	$6,156,161

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016 - CONTINUED

	Three Months Ended
	12/31/2017	12/31/2016

BASIC INCOME – PER SHARE
Net Income	$0.23	$0.14
Less: Preferred Dividends	(0.06)	(0.05)
Net Income Attributable to Common Shareholders - Basic	$0.17	$0.09

DILUTED INCOME – PER SHARE
Net Income	$0.23	$0.14
Less: Preferred Dividends	(0.06)	(0.05)
Net Income Attributable to Common Shareholders - Diluted	$0.17	$0.09

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	76,375,400	69,686,153
Diluted	76,586,782	69,829,793

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	Three Months Ended
	12/31/2017	12/31/2016

Net Income	$17,630,401	$9,853,921
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During the Period	(10,612,984)	(1,941,041)
Reclassification Adjustment for Net Gains Realized in Income	(100,153)	(806,108)
TOTAL COMPREHENSIVE INCOME	6,917,264	7,106,772
Less: Preferred Dividends	4,316,946	3,697,760
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,600,318	$3,409,012

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	Three Months Ended
	12/31/2017	12/31/2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$17,630,401	$9,853,921
Noncash Items Included in Net Income:
Depreciation & Amortization	9,315,949	7,721,205
Deferred Straight Line Rent	(396,028)	(343,239)
Stock Compensation Expense	130,763	100,155
Gain on Sale of Securities Transactions	(100,153)	(806,108)
(Gain) / Loss on Sale of Real Estate Investments	(5,387,886)	95,336
Changes In:
Tenant & Other Receivables	(3,607,013)	(255,461)
Prepaid Expenses	(3,690,362)	(2,645,032)
Other Assets & Capitalized Lease Costs	(89,641)	(428,282)
Accounts Payable, Accrued Expenses & Other Liabilities	3,284,409	860,211
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,090,439	14,152,706

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(52,500,165)	(56,101,538)
Capital Improvements	(1,782,422)	(696,941)
Proceeds on Sales of Real Estate	10,499,704	4,125,819
Return of Deposits on Real Estate	450,000	1,000,000
Deposits Paid on Acquisitions of Real Estate	(1,350,000)	(820,000)
Proceeds from Sale of Securities Available for Sale	2,435,168	3,738,938
Purchase of Securities Available for Sale	(19,714,857)	(6,396,581)
NET CASH USED IN INVESTING ACTIVITIES	(61,962,572)	(55,150,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Repayments on Loans Payable	(10,091,417)	(4,790,684)
Proceeds from Fixed Rate Mortgage Notes Payable	33,800,000	38,000,000
Principal Payments on Fixed Rate Mortgage Notes Payable	(12,351,030)	(9,456,016)
Financing Costs Paid on Debt	(361,905)	(636,963)
Proceeds from the Exercise of Stock Options	284,800	-0-
Redemption of 7.625% Series A Preferred Stock	-0-	(53,493,750)
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	25,687,516	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	22,611,458	18,877,487
Preferred Dividends Paid	(4,080,685)	(3,422,136)
Common Dividends Paid, net of Reinvestments	(10,096,749)	(9,107,243)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	45,401,988	(24,029,305)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	529,855	(65,026,902)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,226,046	95,749,508
CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,755,901	$30,722,606

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2017

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (MREIC, the Company, or we), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of December 31, 2017, the Company owned 108 properties with total square footage of approximately 19,096,000, which was 99.5% occupied, as compared to 108 properties with total square footage of approximately 18,790,000, which was 99.3% occupied as of September 30, 2017. These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. As of the quarter ended December 31, 2017, the Company’s weighted average lease maturity was approximately 7.9 years and its annualized average base rent per occupied square foot was $5.99. As of December 31, 2017, the weighted average building age, based on the square footage of the Company’s buildings, was 9.1 years. The Company also owns a portfolio of REIT investment securities, which the Company generally limits to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). Total gross real estate investments, excluding marketable REIT securities investments of $130,431,475, were $1,484,039,198 as of December 31, 2017.

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

In December 2017, the Tax Cuts and Jobs Act of 2017 (the Act), Code Section 199A, was added to the Code and became effective for tax years beginning after December 31, 2017 and before January 1, 2026. Under the Act, subject to certain income limitations, an individual taxpayer may deduct 20% of the aggregate amount of qualified REIT dividends they receive from their taxable income. Qualified REIT dividends do not include any portion of a dividend received from a REIT that is classified as a capital gain dividend.

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2017.

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

Two leases that were set to expire during fiscal 2018 were leased to Kellogg Sales Company (Kellogg) at the Company’s 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and at the Company’s 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed the Company that it will not be renewing its leases at these two properties. On December 18, 2017, the Company sold its property, located in Kansas City, MO for $4,900,000, with net sale proceeds to the Company of approximately $4,602,000 and on December 22, 2017, the Company sold its property, located in Orangeburg, NY for $6,170,000, with net sale proceeds to the Company of approximately $5,898,000. The sale of these two properties resulted in a realized gain of approximately $5,388,000, representing a 105% gain over the depreciated U.S. GAAP basis and a realized net gain on a historic cost undepreciated basis of approximately $1,804,000, representing a 21% net gain over the Company’s historic cost basis. In conjunction with the sale of these two properties, the Company simultaneously entered into a lease termination agreement for each property whereby the Company received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

Of the Company’s 108 properties, only five locations have leases that contain an early termination provision. The Company’s leases with early termination provisions are the 26,340 square foot location in Ridgeland (Jackson), MS, the 36,270 square feet location in Urbandale (Des Moines), IA, the 38,833 square foot location in Rockford, IL, the 83,000 square foot location in Roanoke, VA and the 102,135 square foot location in O’Fallon (St. Louis), MO. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include: date termination can be exercised, the time frame that notice must be given by the tenant to the Company and the termination fee that would be required to be paid by the tenant to the Company. The total potential termination fee to be paid to the Company from the five leases with termination provisions amounts to approximately $1,756,000.

Stock Compensation Plan

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation”. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. The amortization of compensation costs for stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $130,763 and $100,155 for the three months ended December 31, 2017 and 2016, respectively.

During the three months ended December 31, 2017, no options were granted. During the three months ended December 31, 2016, the following stock options, which vest one year after grant date, were granted under the Company’s Plan:

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

During the three months ended December 31, 2017 and 2016, 12,500 and -0- shares of restricted stock were granted. During the three months ended December 31, 2017, two participants exercised options awarded under the Plan to purchase an aggregate of 20,000 shares of common stock at a weighted average exercise price of $14.24 per share for total proceeds of $284,800. During the three months ended December 31, 2016, no options were exercised. As of December 31, 2017, a total of 1,740,542 shares were available for grant as stock options, as restricted stock, or other equity based awards, plus any shares subject to outstanding options that expire or are forfeited without being exercised, and there were outstanding options to purchase 650,000 shares. The aggregate intrinsic value of options outstanding as of December 31, 2017 was $3,981,900.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases”. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is continuing to evaluate the potential impact this standard may have on the consolidated financial statements and the timing of adoption. The most significant changes for the Company related to lessor accounting under ASU 2016-02 include bifurcating its revenue into lease and non-lease components and the new standard’s narrow definition of initial direct costs for leases. Since the Company’s revenue is primarily derived from leasing activities from long-term net leases and since the Company currently does not capitalize indirect costs for leases, the Company believes it will continue to account for its leases and related leasing costs in substantially the same manner as it currently does once the adoption of the ASU 2016-02 becomes effective.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company’s fiscal year beginning October 1, 2018. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements and has not determined the effects of this update on the Company’s financial position, results of operations or cash flows and disclosures at this time. The Company anticipates that the most significant change for the Company, once ASU 2016-01 is adopted, will be the accounting for the Company’s investments in marketable securities classified as available for sale, which are currently carried at fair value with unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, these marketable securities will continue to be measured at fair value, however the changes in net unrealized holding gains and losses will be recognized through net income.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers”. The FASB issued further guidance in ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Therefore, the Company expects to adopt the standard effective October 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method, and the Company is evaluating which transition method it will elect. The Company is also in the process of evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company’s revenue is primarily derived from leasing activities and historically the Company’s property dispositions have been cash sales with no contingencies and no future involvement in the property. Since this standard applies to all contracts with customers except those that are within the scope of other guidance, such as leases, the Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements and related disclosures.

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

In addition, common stock equivalents of 211,382 and 143,640 shares are included in the diluted weighted-average shares outstanding for the three months ended December 31, 2017 and 2016, respectively. For the diluted weighted-average shares outstanding for the three months ended December 31, 2017 and 2016, -0- and 215,000 options to purchase shares of common stock were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

On November 2, 2017, the Company purchased a newly constructed 121,683 square foot industrial building, situated on 16.2 acres, located in Charleston, SC. The building is 100% net-leased to FedEx Corporation (FDX) for 15 years through August 2032. The purchase price was $21,872,170. The Company obtained a 15 year fully-amortizing mortgage loan of $14,200,000 at a fixed interest rate of 4.23%. Annual rental revenue over the remaining term of the lease averages approximately $1,312,000.

On November 30, 2017, the Company purchased a newly constructed 300,000 square foot industrial building, situated on 123 acres, located in Oklahoma City, OK. The building is 100% net-leased to Amazon.com Services, Inc. for 10 years through October 2027. The purchase price was $30,250,000. The Company obtained a 10 year mortgage loan, amortizing over 18 years, of $19,600,000 at a fixed interest rate of 3.64%. Annual rental revenue over the remaining term of the lease averages approximately $1,884,000.

The Company evaluated the property acquisitions which took place during the three months ended December 31, 2017, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, the Company accounted for the properties purchased in Charleston, SC and Oklahoma City, OK as asset acquisitions and allocated the total cash consideration, including transaction costs of approximately $378,000, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions. The financial information set forth below summarizes the Company’s purchase price allocation for these two properties acquired during the three months ended December 31, 2017 that are accounted for as asset acquisitions:

Land	$6,257,523
Building	45,108,625
In-Place Leases	1,134,017

The following table summarizes the operating results included in the Company’s consolidated statements of income for the three months ended December 31, 2017 for the properties acquired during the three months ended December 31, 2017:

Three Months Ended 12/31/2017

Rental Revenues	$373,297
Net Income Attributable to Common Shareholders	182,297

Subsequent to quarter end, on January 22, 2018, the Company purchased a newly constructed 831,764 square foot industrial building, situated on 62.4 acres, located in Savannah, GA. The building is 100% net-leased to Shaw Industries, Inc. for 10 years through September 2027. The purchase price was $57,483,636. The Company obtained a 14 year fully-amortizing mortgage loan of $33,300,000 at a fixed interest rate of 3.53%. Annual rental revenue over the remaining term of the lease averages approximately $3,470,000.

FDX, Amazon.com Services, Inc.’s ultimate parent, Amazon.com, Inc. and Shaw Industries, Inc.’s ultimate parent, Berkshire Hathaway, Inc. are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include or incorporate by reference into this report the information on those websites.

Expansions

On November 1, 2017, a parking lot expansion for a property leased to FedEx Ground Package System, Inc., a subsidiary of FDX, located in Indianapolis, IN was completed for a total project cost of approximately $1,683,000, resulting in a new 10 year lease which extended the prior lease expiration date from April 2024 to October 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $184,000 from approximately $1,533,000, or $4.67 per square foot, to approximately $1,717,000, or $5.24 per square foot.

Disposition and Real Estate classified as Held for Sale

Two leases that were set to expire during fiscal 2018 were leased to Kellogg at our 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and at our 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed the Company that they will not be renewing their leases at these two properties. On December 18, 2017, the Company sold its property, located in Kansas City, MO for $4,900,000, with net sale proceeds to the Company of approximately $4,602,000 and on December 22, 2017, the Company sold its property, located in Orangeburg, NY for $6,170,000, with net sale proceeds to the Company of approximately $5,898,000. The sale of these two properties resulted in a realized gain of approximately $5,388,000, representing a 105% gain over the depreciated U.S. GAAP basis and a realized net gain on a historic cost undepreciated basis of approximately $1,804,000, representing a 21% net gain over the Company’s historic cost basis. In conjunction with the sale of these two properties, the Company simultaneously entered into a lease termination agreement for each property whereby the Company received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

Real Estate Held for Sale at December 31, 2017 consists of two properties that the Company has entered into agreements to sell. The two properties consist of an 87,500 square foot facility located in Ft. Myers, FL, which is currently vacant and an 68,370 square foot facility located in Colorado Springs, CO.

During the prior year quarter, on October 27, 2016, the Company sold its 59,425 square foot industrial building situated on 4.78 acres located in White Bear Lake, MN for net proceeds of approximately $4,126,000.

Since the sale of the properties located in White Bear Lake, MN, Kansas City, MO and Orangeburg, NY and the future sale of the two properties classified as Real Estate Held for Sale do not represent a strategic shift that has a major effect on the Company’s operations and financial results, the operations generated from these properties are not included in Discontinued Operations.

The following table summarizes the operations that are included in the accompanying Consolidated Statements of Income for the three months ended December 31, 2017 and 2016 for the two properties that were sold during the current quarter, prior to their sale, one property sold during the prior year quarter, prior to its sale, and for the two properties that are classified as Real Estate Held for Sale in the accompanying Consolidated Balance Sheets.

	Three Months Ended
	12/31/2017	12/31/2016
Rental and Reimbursement Revenue	$579,762	$566,906
Lease Termination Income	210,260	-0-
Real Estate Taxes	(210,710)	(94,166)
Operating Expenses	(48,335)	(64,826)
Depreciation & Amortization	(58,542)	(136,891)
Interest Expense, including Amortization of Financing Costs	(14,601)	(52,548)
Income from Operations	457,834	218,475
Gain (Loss) on Sale of Real Estate Investments	5,387,886	(95,336)
Net Income	$5,845,720	$123,139

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses generated from property acquired and expanded during fiscal 2018 to date, and during fiscal 2017, assuming that the acquisitions and completed expansions had occurred as of October 1, 2016, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions. In addition, the net proceeds raised from the issuance of the 6.125% Series C Cumulative Redeemable Preferred Stock less the redemptions of the Company’s 7.625% Series A Cumulative Redeemable Preferred Stock redeemed on October 14, 2016 and the Company’s 7.875% Series B Cumulative Redeemable Preferred Stock redeemed on June 7, 2017 were used to help fund property acquisitions and, therefore, the pro forma preferred dividend expense has been adjusted to account for its effect on Net Income Attributable to Common Shareholders as if all the preferred stock issuances and redemptions had occurred on October 1, 2016. In addition, Net Income Attributable to Common Shareholders excludes the operations of the properties sold during fiscal 2018 and 2017 which were the vacant property located in White Bear Lake, MN that was sold on October 27, 2016, the property located in Kansas City, MO that was sold on December 18, 2017 and the property located in Orangeburg, NY that was sold on December 22, 2017 and excludes the two properties classified as Real Estate Held for Sale. Furthermore, the proceeds raised from the Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the DRIP, as if all the shares raised had occurred on October 1, 2016. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended
	12/31/2017	12/31/2016

Rental Revenue	$28,645,000	$28,727,300
Net Income Attributable to Common
Shareholders	$7,665,700	$6,841,000
Basic and Diluted Net Income per
Share Attributable to Common
Shareholders	$0.10	$0.09

Tenant Concentration

The Company has a concentration of FDX and FDX subsidiary-leased properties, consisting of 59 separate stand-alone leases covering approximately 9,513,000 square feet as of December 31, 2017 and 55 separate stand-alone leases covering approximately 8,187,000 square feet as of December 31, 2016. The 59 separate stand-alone leases that are leased to FDX and FDX subsidiaries have a weighted average lease maturity of 8.7 years. The percentage of FDX and its subsidiaries leased square footage to the total of the Company’s rental space was 50% (8% to FDX and 42% to FDX subsidiaries) as of December 31, 2017 and 49% (6% to FDX and 43% to FDX subsidiaries) as of December 31, 2016. As of December 31, 2017, the only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries and Milwaukee Electric Tool Corporation, which leases one property through July 2028 consisting of approximately 862,000 square feet, which was approximately 5% of the Company’s rental space. As of December 31, 2017, no other tenants, other than FDX and its subsidiaries and Milwaukee Electric Tool Corporation, accounted for 5% or more of the Company’s total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 60% (7% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2018 and was 59% (6% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2017. No other tenant, other than FDX and its subsidiaries, accounted for 5% or more of the Company’s total Rental and Reimbursement Revenue for the three months ended December 31, 2017 and 2016.

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

In addition to real estate property holdings, the Company held $130,431,475 in marketable REIT securities at December 31, 2017, representing 7.8% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance the Company’s diversification. The securities portfolio provides the Company with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

The Company’s Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $130,431,475 as of December 31, 2017. The Company generally limits its investment in marketable securities to no more than approximately 10% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). The REIT securities portfolio provides the Company with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the three months ended December 31, 2017, the Company sold or redeemed securities with a cost basis of $2,335,015 and recognized a Gain on Sale of Securities Transactions of $100,153. In addition, the Company recognized dividend income on its investment in securities of $2,862,644 for the three months ended December 31, 2017. The Company also made purchases of $19,714,857 in Securities Available for Sale at Fair Value. Of this amount, the Company made total purchases of 14,252 common shares of UMH Properties, Inc. (UMH), a related REIT, for a total cost of $203,097, or a cost of $14.25 per share, which were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. The Company owned a total of 1,142,568 UMH common shares as of December 31, 2017 at a total cost of $11,434,947 and a fair value of $17,024,261. The Company owns 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2,500,000 with a fair value of $2,731,550. The unrealized gain on the Company’s investment in UMH’s common and preferred stock as of December 31, 2017 was $5,820,864.

As of December 31, 2017, the Company had total net unrealized holding losses on its securities portfolio of $4,142,572. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery. The following is a summary of the securities that the Company has determined to be temporarily impaired as of December 31, 2017:

	Less than 12 Months		12 Months or Longer
		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$4,372,000	$(435,781)	$-0-	$-0-
Common stock	43,891,500	(13,494,567)	-0-	-0-
Total	$48,263,500	$(13,930,348)	$-0-	$-0-

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
2	$21,899,500	$(1,823,408)	1%-10%
1	7,120,000	(1,278,551)	15%
1	19,244,000	(10,828,389)	36%
4	$48,263,500	$(13,930,348)

NOTE 5 – DEBT

For the three months ended December 31, 2017 and 2016, amortization of financing costs included in interest expense was $293,894 and $280,913, respectively.

The following is a summary of our Fixed Rate Mortgage Notes Payable as of December 31, 2017 and September 30, 2017:

	12/31/2017		9/30/2017
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$620,411,537	4.16%	$598,962,567	4.18%

Debt Issuance Costs	$10,878,623		$10,597,083
Accumulated Amortization of Debt Issuance Costs	(3,118,521)		(2,998,887)
Unamortized Debt Issuance Costs	$7,760,102		$7,598,196

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$612,651,435		$591,364,371

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

As of December 31, 2017, interest payable on these mortgages were at fixed rates ranging from 3.45% to 7.60%, with a weighted average interest rate of 4.16%. This compares to a weighted average interest rate of 4.18% as of September 30, 2017 and 4.44% as of December 31, 2016. As of December 31, 2017, the weighted average loan maturity of the Fixed Rate Mortgage Notes Payable was 11.5 years. This compares to a weighted average loan maturity of the Fixed Rate Mortgage Notes Payable of 11.6 years as of September 30, 2017 and 10.7 years as of December 31, 2016.

In connection with the two properties acquired during the three months ended December 31, 2017, which are located in Charleston, SC and Oklahoma City, OK (as described in Note 3), the Company obtained one 15 year, fully-amortizing mortgage loan and one, 10 year loan, amortizing over 18 years. The two mortgage loans originally totaled $33,800,000 with an original weighted average mortgage loan maturity of 12.1 years and a weighted average interest rate of 3.89%.

During the three months ended December 31, 2017, the Company fully repaid one mortgage loan for its property located in Richfield, OH, totaling approximately $2,633,000.

As of December 31, 2017, Loans Payable represented the amount drawn down on the Company’s $200,000,000 unsecured line of credit facility (the Facility) in the amount of $110,000,000.

The Facility matures in September 2020 with a one year extension at the Company’s option (subject to various conditions as specified in the loan agreement). During the three months ended December 31, 2017, the Company had no additional draws under the Facility. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a 7.0% capitalization rate to the NOI generated by the Company’s unencumbered, wholly-owned industrial properties. Borrowings under the Facility, will, at the Company’s election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on the Company’s leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on the Company’s leverage ratio. The Company’s borrowings as of December 31, 2017, based on the Company’s leverage ratio as of December 31, 2017, bear interest at LIBOR plus 170 basis points, which was at an interest rate of 3.06% as of December 31, 2017. In addition, the Company has a $100,000,000 accordion feature, bringing the total potential availability under the Facility (subject to various conditions as specified in the loan agreement) up to $300,000,000.

The Company also invests in equity securities of other REITs which provides the Company with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company from time to time may purchase these securities on margin, at an interest rate of 2.0%, when the interest and dividend yields exceed the cost of funds. In general, the Company may borrow up to 50% of the value of the marketable securities, which was $130,431,475 as of December 31, 2017. As of December 31, 2017, there were no draws against the margin.

NOTE 6 – SHAREHOLDERS’ EQUITY

The Company’s authorized stock as of December 31, 2017 consisted of 192,039,750 shares of common stock, of which 77,209,110 shares were issued and outstanding, 12,400,000 authorized shares of 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), of which 10,879,379 were issued and outstanding, and 200,000,000 authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

Common Stock

On October 2, 2017, the Company’s Board of Directors approved a 6.25% increase in the Company’s quarterly common stock dividend, raising it to $0.17 per share from $0.16 per share, representing the Company’s second dividend increase in three years. The increased dividend represents an annualized dividend rate of $0.68 per share. The Company has maintained or increased its cash dividend for 26 consecutive years.

The Company raised $25,531,430 (including dividend reinvestments of $2,919,972) from the issuance of 1,546,089 shares of common stock under its DRIP during the three months ended December 31, 2017. During the three months ended December 31, 2017, the Company paid $13,016,721 in total cash dividends, or $0.17 per share, to common shareholders, of which $2,919,972 was reinvested in the DRIP.

On January 16, 2018, the Company declared a dividend of $0.17 per share to be paid March 15, 2018 to common shareholders of record as of the close of business on February 15, 2018.

On January 16, 2018, the Board of Directors reaffirmed its Share Repurchase Program that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company’s common stock. The Company may repurchase its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased during the three months ended December 31, 2017 and, as of December 31, 2017, the Company does not own any of its own shares.

6.125% Series C Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2017, the Company paid $4,080,685 in Preferred Dividends, or $0.3828125 per share, on its outstanding 6.125% Series C Preferred Stock for the period September 1, 2017 through November 30, 2017. As of December 31, 2017, the Company has accrued Preferred Dividends of $1,388,254 covering the period December 1, 2017 to December 31, 2017. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. The 6.125% Series C Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, or in connection with a change of control, the 6.125% Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time, and from time to time, the 6.125% Series C Preferred Stock will be redeemable in whole, or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. On January 16, 2018, the Company declared a dividend of $0.3828125 per share to be paid March 15, 2018 to the 6.125% Series C Preferred shareholders of record as of the close of business on February 15, 2018.

On June 29, 2017, the Company entered into an At-The-Market Preferred Equity Program (Preferred Stock ATM Program) with FBR Capital Markets & Co. in which the Company may, from time to time, offer and sell additional shares of its 6.125% Series C Preferred Stock, with a liquidation preference of $25.00 per share, having an aggregate sales price of up to $100,000,000. The Company began selling shares through the Preferred Stock ATM Program on July 3, 2017. During the three months ended December 31, 2017, the Company sold 1,039,934 shares under its Preferred Stock ATM Program at a weighted average price of $25.13 per share, and generated net proceeds, after offering expenses, of approximately $25,688,000.

As of December 31, 2017, 10,879,379 shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to the quarter end, through January 24, 2018, the Company sold 145,997 shares under its Preferred Stock ATM Program at a weighted average price of $25.04 per share, and realized net proceeds, after offering expenses, of approximately $3,595,000.

NOTE 7 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. The Company’s financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at December 31, 2017 and September 30, 2017:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2017:
Equity Securities – Preferred Stock	$8,818,945	$8,818,945	$-0-	$-0-
Equity Securities – Common Stock	121,608,411	121,608,411	-0-	-0-
Mortgage Backed Securities	4,119	4,119	-0-	-0-
Total Securities Available for Sale at Fair Value	$130,431,475	$130,431,475	$-0-	$-0-

As of September 30, 2017:
Equity Securities – Preferred Stock	$11,818,628	$11,818,628	$-0-	$-0-
Equity Securities – Common Stock	111,941,806	111,941,806	-0-	-0-
Mortgage Backed Securities	4,336	4,336	-0-	-0-
Total Securities Available for Sale at Fair Value	$123,764,770	$123,764,770	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of Fixed Rate Mortgage Notes Payable is based on discounting the future cash flows at a yearend risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At December 31, 2017, the Fixed Rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to approximately $624,966,000 and the carrying value amounted to $620,411,537. Those fair value measurements are estimated based on independent third party appraisals and fall within level 3 of the fair value hierarchy.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended December 31, 2017 and 2016 was approximately $7,198,000 and $5,882,000, respectively.

During the three months ended December 31, 2017 and 2016, the Company had dividend reinvestments of $2,919,972 and $2,077,156, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

In addition to the property purchased subsequent to the quarter end, as described in Note 10, the Company has entered into agreements to purchase two new build-to-suit, industrial buildings that are currently being developed in Florida and South Carolina, consisting of approximately 660,000 square feet, with net-leased terms of 10 and 15 years with a weighted average lease term of 12 years. The purchase price for these properties is approximately $78,018,000. Approximately 261,000 square feet, or 40%, is leased to FedEx Ground Package System, Inc. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions during fiscal 2018 and the first quarter of fiscal 2019. In connection with the two properties, the Company has entered into commitments to obtain two mortgage loans totaling $49,360,000 at fixed rates of 3.82% and 4.25%, with a weighted average interest rate of 3.99%. Both of these mortgage loans are 15 year, fully-amortizing loans.

The Company is under contract to sell two properties consisting of (i) an 87,500 square foot vacant building located in Ft. Myers, FL, for $6,400,000, which is approximately $2,400,000 above the Company’s U.S. GAAP net book carrying value and is anticipated to close during the second quarter of fiscal 2018 (ii) a 68,370 square foot building located in Colorado Springs, CO for $5,800,000, which is approximately the Company’s U.S. GAAP net book carrying value and is anticipated to close during the third quarter of fiscal 2018. The completion of these two sales are subject to customary closing conditions and requirements.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On January 16, 2018, the Company declared a common dividend of $0.17 per share to be paid March 15, 2018 to common shareholders of record as of the close of business on February 15, 2018.

On January 16, 2018, the Company declared a preferred dividend of $0.3828125 per share to be paid March 15, 2018 to Series C preferred shareholders of record as of the close of business on February 15, 2018.

On January 22, 2018, the Company purchased a newly constructed 831,764 square foot industrial building, situated on 62.4 acres, located in Savannah, GA. The building is 100% net-leased to Shaw Industries, Inc. and is guaranteed by Shaw Industries Group, Inc., a wholly owned subsidiary of Berkshire Hathaway, Inc. for 10 years through September 2027. The purchase price was $57,483,636. The Company obtained a 14 year fully-amortizing mortgage loan of $33,300,000 at a fixed interest rate of 3.53%. Annual rental revenue over the remaining term of the lease averages approximately $3,470,000.

Subsequent to the quarter end, through January 24, 2018, the Company sold 145,997 shares under its Preferred Stock ATM Program at a weighted average price of $25.04 per share, and realized net proceeds, after offering expenses, of approximately $3,595,000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Activity

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

The Company operates as a real estate investment trust (REIT). The Company seeks to invest in well-located, modern single-tenant industrial buildings leased primarily to investment grade tenants or their subsidiaries on long-term net leases. During the three months ended December 31, 2017, the Company purchased two net-leased industrial properties, located in Charleston, SC and Oklahoma City, OK totaling approximately 422,000 square feet, for approximately $52,122,000. In connection with the two properties acquired during the three months ended December 31, 2017, the Company entered into one, 15 year, fully-amortizing mortgage loan and one 10 year mortgage loan, amortizing over 18 years. The two mortgage loans originally totaled $33,800,000 with an original weighted average loan maturity of 12.1 years and a weighted average interest rate of 3.89%. As of December 31, 2017, the Company owned 108 properties with total square footage of approximately 19,096,000. These properties are located in 30 states. As of the quarter ended December 31, 2017, the Company’s weighted average lease maturity was approximately 7.9 years, its occupancy rate was 99.5% and its annualized average base rent per occupied square foot was $5.99. As of December 31, 2017, the weighted average building age, based on the square footage of the Company’s buildings, was 9.1 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $130,431,475, were $1,484,039,198 as of December 31, 2017.

The Company evaluates its financial performance using Net Operating Income (NOI) from property operations, which is a non-GAAP financial measure that the Company defines as Net Income Attributable to Common Shareholders plus Redemption of Preferred Stock, Preferred Dividends, General and Administrative Expenses, Acquisition Costs, Depreciation, Amortization of Capitalized Lease Costs and Intangible Assets, Interest Expense, including Amortization of Financing Costs, less Dividend and Interest Income, Gain on Sale of Securities Transactions, Lease Termination Income and Gain on Sale of Real Estate Investments. The components of NOI are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. Other REITs may use different methodologies to calculate NOI and, accordingly, our NOI may not be comparable to all other REITs.

The following is a reconciliation of the Company’s Net Income Attributable to Common Shareholders to the Company’s NOI for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	12/31/2017	12/31/2016
Net Income Attributable to Common Shareholders	$13,313,455	$6,156,161
Plus: Preferred Dividends	4,316,946	3,697,760
Plus: General & Administrative Expenses	1,947,032	1,442,463
Plus: Acquisition Costs	-0-	178,526
Plus: Depreciation	8,483,984	6,992,495
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	538,071	447,797
Plus: Interest Expense, including Amortization of Financing Costs	7,405,947	6,163,219
Less: Dividend and Interest Income	(2,864,217)	(1,292,151)
Less: Gain on Sale of Securities Transactions	(100,153)	(806,108)
Less: Gain on Sale of Real Estate Investments	(5,387,886)	-0-
Less: Lease Termination Income	(210,261)	-0-
Net Operating Income- NOI	$27,442,918	$22,980,162

The components of the Company’s NOI for the three months ended December 31, 2017 and 2016 is as follows:

	Three Months Ended
	12/31/2017	12/31/2016

Rental Revenue	$27,692,482	$23,280,856
Reimbursement Revenue	5,049,340	3,900,755
Total Rental and Reimbursement Revenue	32,741,822	27,181,611
Real Estate Taxes	(3,862,663)	(2,906,981)
Operating Expenses	(1,436,241)	(1,294,468)
Net Operating Income- NOI	$27,442,918	$22,980,162

NOI from property operations increased $4,462,756, or 19%, for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. This increase was due to the additional income related to ten industrial properties purchased during fiscal 2017 and two industrial properties purchased during the three months ended December 31, 2017.

Acquisitions

On November 2, 2017, the Company purchased a newly constructed 121,683 square foot industrial building, situated on 16.2 acres, located in Charleston, SC. The building is 100% net-leased to FedEx Corporation (FDX) for 15 years through August 2032. The purchase price was $21,872,170. The Company obtained a 15 year fully-amortizing mortgage loan of $14,200,000 at a fixed interest rate of 4.23%. Annual rental revenue over the remaining term of the lease averages approximately $1,312,000.

On November 30, 2017, the Company purchased a newly constructed 300,000 square foot industrial building, situated on 123 acres, located in Oklahoma City, OK. The building is 100% net-leased to Amazon.com Services, Inc. for 10 years through October 2027. The purchase price was $30,250,000. The Company obtained a 10 year mortgage loan, amortizing over 18 years, of $19,600,000 at a fixed interest rate of 3.64%. Annual rental revenue over the remaining term of the lease averages approximately $1,884,000.

Subsequent to quarter end, on January 22, 2018, the Company purchased a newly constructed 831,764 square foot industrial building, situated on 62.4 acres, located in Savannah, GA. The building is 100% net-leased to Shaw Industries, Inc. for 10 years through September 2027. The purchase price was $57,483,636. The Company obtained a 14 year fully-amortizing mortgage loan of $33,300,000 at a fixed interest rate of 3.53%. Annual rental revenue over the remaining term of the lease averages approximately $3,470,000.

FDX, Amazon.com Services, Inc.’s ultimate parent, Amazon.com, Inc. and Shaw Industries, Inc.’s ultimate parent, Berkshire Hathaway, Inc. are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include or incorporate by reference into this report the information on those websites.

Expansions

On November 1, 2017, a parking lot expansion for a property leased to FedEx Ground Package System, Inc., a subsidiary of FDX, located in Indianapolis, IN was completed for a total project cost of approximately $1,683,000, resulting in a new 10 year lease which extended the prior lease expiration date from April 2024 to October 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $184,000 from approximately $1,533,000, or $4.67 per square foot, to approximately $1,717,000, or $5.24 per square foot.

Disposition

Two leases that were set to expire during fiscal 2018 were leased to Kellogg Sales Company (Kellogg) at the Company’s 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and at the Company’s 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed the Company that it will not be renewing its leases at these two properties. On December 18, 2017, the Company sold its property, located in Kansas City, MO for $4,900,000, with net sale proceeds to the Company of approximately $4,602,000 and on December 22, 2017, the Company sold its property, located in Orangeburg, NY for $6,170,000, with net sale proceeds to the Company of approximately $5,898,000. The sale of these two properties resulted in a realized gain of approximately $5,388,000, representing a 105% gain over the depreciated U.S. GAAP basis and a realized net gain on a historic cost undepreciated basis of approximately $1,804,000, representing a 21% net gain over the Company’s historic cost basis. In conjunction with the sale of these two properties, the Company simultaneously entered into a lease termination agreement for each property whereby the Company received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

Commitments

In addition to the property purchased subsequent to the quarter end, as described above, the Company has entered into agreements to purchase two new build-to-suit, industrial buildings that are currently being developed in Florida and South Carolina, consisting of approximately 660,000 square feet, with net-leased terms of 10 and 15 years with a weighted average lease term of 12 years. The purchase price for these properties is approximately $78,018,000. Approximately 261,000 square feet, or 40%, is leased to FedEx Ground Package System, Inc. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions during fiscal 2018 and the first quarter of fiscal 2019. In connection with the two properties, the Company has entered into commitments to obtain two mortgage loans totaling $49,360,000 at fixed rates of 3.82% and 4.25%, with a weighted average interest rate of 3.99%. Both of these mortgage loans are 15 year, fully-amortizing loans.

The Company is under contract to sell two properties consisting of (i) an 87,500 square foot vacant building located in Ft. Myers, FL, for $6,400,000, which is approximately $2,400,000 above the Company’s U.S. GAAP net book carrying value and is anticipated to close during the second quarter of fiscal 2018 (ii) a 68,370 square foot building located in Colorado Springs, CO for $5,800,000, which is approximately the Company’s U.S. GAAP net book carrying value and is anticipated to close during the third quarter of fiscal 2018. The completion of these two sales are subject to customary closing conditions and requirements.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

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

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes that there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for fiscal year ended September 30, 2017.

Changes in Results of Operations

As of December 31, 2017, the Company owned 108 properties with total square footage of approximately 19,096,000, as compared to 100 properties with total square footage of approximately 16,554,000, as of December 31, 2016, representing an increase in square footage of 15%. At quarter end, the Company’s weighted average lease expiration term was approximately 7.9 years as compared to 7.4 years at the end of the prior year period. The Company’s occupancy rate was 99.5% as of December 31, 2017 as compared to 100.0% as of December 31, 2016, representing a decrease of 50 basis points. The Company’s weighted average building age was 9.1 years as of December 31, 2017 as compared to 9.9 years as of December 31, 2016.

Fiscal 2018 Renewals

In fiscal 2018, approximately 8% of our gross leasable area, representing 16 leases totaling 1,546,637 square feet, is set to expire. As of the date of this quarterly report, 6 of the 16 leases have renewed. The six leases that have renewed thus far represent 568,898 square feet, or 37% of the expiring square footage, and have a weighted average lease term of 6.1 years.

We have incurred, or we expect to incur tenant improvement costs of approximately $435,000 and leasing commission costs of approximately $432,000 in connection with these five lease renewals. The table below summarizes the lease terms of the five leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Chattanooga, TN	FedEx Express	60,637	$5.13	$5.13	10/31/17	$5.26	$5.26	10/31/22	5.0	$0.43	$0.11
Lakeland, FL	FedEx Express	32,105	4.83	4.83	11/30/17	4.83	4.83	11/30/27	10.0	0.37	0.10
Orlando, FL	FedEx Express	110,638	5.69	6.02	11/30/17	6.02	6.02	11/30/27	10.0	0.12	0.12
St. Joseph, MO	Altec Industries	126,880	2.75	2.75	2/28/18	2.94	2.87	2/28/23	5.0	0.01	0.13
Edwardsville, KS	Carlisle Tire	179,280	4.23	4.39	5/31/18	4.10	4.15	7/31/23	5.2	0.05	0.16
Augusta, GA	FedEx Ground	59,358	7.64	7.64	6/30/18	8.64	8.64	6/30/21	3.0	-0-	-0-
	Total	568,898

Weighted Average			$4.67	$4.78		$4.85	$4.85		6.1	$0.13	$0.12

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

These six lease renewals result in a weighted average term of 6.1 years and a renewed U.S. GAAP straight-line weighted average lease rate of $4.85 per square foot. The renewed weighted average initial cash rent per square foot is also $4.85. This compares to the former weighted average rent of $4.67 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $4.78 per square foot, representing an increase in the weighted average lease rate of 3.9% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 1.5% on a cash basis.

Two leases that were set to expire during fiscal 2018 were leased to Kellogg at the Company’s 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and at the Company’s 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed the Company that it will not be renewing its leases at these two properties. On December 18, 2017, the Company sold its property, located in Kansas City, MO for $4,900,000, with net sale proceeds to the Company of approximately $4,602,000 and on December 22, 2017, the Company sold its property, located in Orangeburg, NY for $6,170,000, with net sale proceeds to the Company of approximately $5,898,000. The sale of these two properties resulted in a realized gain of approximately $5,388,000, representing a 105% gain over the depreciated U.S. GAAP basis and a realized net gain on a historic cost undepreciated basis of approximately $1,804,000, representing a 21% net gain over the Company’s historic cost basis. In conjunction with the sale of these two properties, the Company simultaneously entered into a lease termination agreement for each property whereby the Company received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

Another remaining lease set to expire during fiscal 2018 is leased to Caterpillar Logistics Services, Inc. (Caterpillar) at our 218,120 square foot facility located in Griffin, GA through December 31, 2017. In September 2017, we entered into a three year lease agreement with Rinnai America Corporation through December 31, 2020 for this location. The new lease commenced on January 1, 2018, with initial annual rent of $807,044, representing $3.70 per square foot, with 3.0% annual increases thereafter, resulting in a straight-line annualized rent of $831,000, representing $3.81 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line and the former cash rent of $5.36 per square foot, representing a decrease in the average lease rate of 28.9% on a U.S. GAAP straight-line basis and a decrease in the lease rate of 31.0% on a cash basis.

Our 68,370 square foot facility located in Colorado Springs, CO is leased by FedEx Ground Package System, Inc. through September 30, 2018. The tenant has informed us that they will not be renewing this lease because they have moved its operations from our 68,370 square foot facility to our recently constructed 225,362 square foot facility, which is also located in Colorado Springs, CO. On June 9, 2016, we purchased this newly constructed 225,362 square foot industrial building, which is leased for 10 years through January 2026. The original 68,370 square foot Colorado Springs, CO facility is under contract to sell for $5,800,000, which is approximately the Company’s U.S. GAAP net book carrying value, and is anticipated to close during the third quarter of fiscal 2018, subject to customary closing conditions and requirements.

One of our tenants that leases 80,856 square feet at our 255,658 square foot building located in Monaca (Pittsburgh), PA has informed us that they will not be renewing their lease, which expired on December 31, 2017.

The remaining five leases that are still set to expire during fiscal 2018 are currently under discussion.

One property subject to a lease that expired in fiscal 2017 and was not renewed was our 36,270 square foot facility located in Urbandale (Des Moines), IA. Effective November 1, 2017, we entered into a 10.2 year lease agreement with FBM Gypsum Supply of Illinois, LLC through December 31, 2027 for this facility. The lease agreement provides for two months of free rent, after which, on January 1, 2018, initial annual rent of $159,588, representing $4.40 per square foot commenced, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of approximately $172,000, representing $4.74 per square foot over the life of the lease. This compares to the former average rent of $3.56 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $3.88 per square foot, representing an increase in the average lease rate of 33.1% on a U.S. GAAP straight-line basis and an increase in the lease rate of 13.4% on a cash basis.

Rental Revenue increased $4,411,626, or 19%, for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. These increases were primarily due to the acquisition of eight properties purchased during the last three quarters of fiscal 2017 and the two properties purchased during the first three months of fiscal 2018.

Our single-tenant properties are subject to net leases which require the tenants to reimburse us for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. For the three months ended December 31, 2017 compared to the three months ended December 31, 2016, Reimbursement Revenue increased $1,148,585, or 29%, Real Estate Tax Expense increased $955,682, or 33%, and Operating Expenses increased $141,773, or 11%. These increases in Reimbursement Revenue, Real Estate Taxes and Operating Expenses for the three months ended December 31, 2017 were primarily due to our newly acquired properties. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the three months ended December 31, 2017 and 2016 remain in line at 95% and 93%, respectively.

General and Administrative Expenses increased $504,569, or 35%, for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. This increase was primarily due to an increase in salaries. General and Administrative Expenses, as a percentage of gross revenue, (which includes Rental Revenue, Reimbursement Revenue and Dividend and Interest Income), are 5.5% for the three months ended December 31, 2017 as compared to 5.1% for the three months ended December 31, 2016. Annualized General and Administrative Expenses, as a percentage of undepreciated assets (which is the Company’s total assets excluding accumulated depreciation) are 46 basis points and 42 basis points for the three months ended December 31, 2017 and 2016, respectively.

Acquisition Costs amounted to $-0- and $178,526 for the three months ended December 31, 2017 and 2016, respectively. As a result of adopting ASU 2017-01, prospectively as of April 1, 2017, as permitted under the standard, effective April 1, 2017, we no longer account for our property acquisitions as business combinations and instead we account for our property acquisitions as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized to real estate investments as part of the purchase price as opposed to being expensed as Acquisition Costs under the previous accounting treatment for business combinations. Therefore, subsequent to April 1, 2017, we no longer expense Acquisition Costs for our property acquisitions.

The Company recognized a Gain on Sale of Securities Transactions of $100,153 and $806,108 for the three months ended December 31, 2017 and 2016, respectively. In addition, the Company’s unrealized holding gains on its investment in securities decreased from an unrealized gain of $6,570,565 as of September 30, 2017 to an unrealized loss of $4,142,572 as of December 31, 2017, resulting in a decrease for the three months ended December 31, 2017 of $10,713,137. The Company recognized dividend income on its investment in securities of $2,862,644 and $1,288,803 for the three months ended December 31, 2017 and 2016, respectively, representing an increase of 122%. This increase is due to a higher average carrying value of the REIT securities portfolio during the current three month period compared to the prior year three month period. The REIT securities portfolio’s weighted average yield for three months ended December 31, 2017 was approximately 9.1% as compared to 7.4% for the three months ended December 31, 2016.

Interest Expense, including Amortization of Financing Costs, increased $1,242,728, or 20%, for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. This increase is primarily due to an increase in the average balance of Fixed Rate Mortgage Notes Payable due to the newly acquired properties purchased since January 1, 2017. The Fixed Rate Mortgage Notes Payable balance increased $108,119,401 or 21% from December 31, 2016 to December 31, 2017. This increase was partially offset by a decrease of 28 basis points in the weighted average interest rate of the Fixed Rate Mortgage Notes Payable, which decreased from 4.44% at December 31, 2016 to 4.16% at December 31, 2017.

Changes in Financial Condition

The Company generated Net Cash from Operating Activities of $17,090,439 and $14,152,706 for the three months ended December 31, 2017 and 2016, respectively.

Net Real Estate Investments increased $43,690,960 from September 30, 2017 to December 31, 2017. This increase was mainly due to the purchase of two net-leased industrial properties, located in Charleston, SC and Oklahoma City, OK, totaling approximately 422,000 square feet, for approximately $52,122,000, of which approximately $51,366,000 was allocated to Net Real Estate Investments. The increase was partially offset by Depreciation Expense for the three months ended December 31, 2017 of $8,483,984.

Securities Available for Sale increased $6,666,705 from September 30, 2017 to December 31, 2017. The increase was due to the purchase of securities totaling $19,714,857, offset by the sale of securities with a cost basis of $2,335,015, which resulted in realized gains totaling $100,153 and by a net decrease in Unrealized Holding Gain (Loss) of $10,713,137.

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs (Mortgage Notes Payable) increased $21,287,064 from September 30, 2017 to December 31, 2017. The increase was mostly due to the origination of two fixed rate mortgages totaling $33,800,000 obtained in connection with the acquisitions of two industrial properties purchased in the first quarter of fiscal 2018. These two mortgage loans have an original weighted average loan maturity of 12.1 years and a weighted average interest rate of 3.89%. Details on these two fixed rate mortgages are as follows:

Property	Mortgage amount	Maturity Date	Interest Rate
Charleston, SC	$14,200,000	12/1/2032	4.23%
Oklahoma City, OK	19,600,000	12/1/2027	3.64%

The increase in Mortgage Notes Payable was also partially due to the amortization of financing costs associated with the Mortgage Notes Payable of approximately $200,000. This increase was partially offset by scheduled payments of principal of approximately $12,351,000, which includes the full repayment of the Company’s one mortgage associated with a property located in Richfield, OH for approximately $2,633,000. In addition, the increase in Mortgage Notes Payable was partially offset by the addition of deferred financing costs of approximately $362,000, of which approximately $348,000 is associated with the two mortgages obtained in connection with the acquisitions of the two industrial properties purchased in the first three months of fiscal 2018.

Excluding Debt Issuance Costs, the weighted average interest rate on the Fixed Rate Mortgage Notes Payable decreased by 28 basis points from the prior year quarter from 4.44% at December 31, 2016 to 4.16% at December 31, 2017.

The Company is scheduled to repay a total of approximately $50,035,000 in mortgage principal payments over the next 12 months. The Company intends to make these principal payments from the funds generated from Cash from Operations, the DRIP, the At-The-Market Preferred Equity Program (Preferred Stock ATM Program) and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $17,090,439 and $14,152,706 for the three months ended December 31, 2017 and 2016, respectively. Dividends paid on common stock for the three months ended December 31, 2017 and 2016 were $13,016,721 and $11,184,399, respectively, (of which $2,919,972 and $2,077,156, respectively, were reinvested). The Company pays dividends from cash generated from operations.

As of December 31, 2017, the Company held $130,431,475 in marketable REIT securities, representing 7.8% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). The Company generally limits its marketable securities investments to no more than approximately 10% of its undepreciated assets. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, the Company may borrow up to 50% of the value of the marketable securities. As of December 31, 2017, there were no draws against the margin. The marketable REIT securities portfolio provides the Company with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of December 31, 2017, the Company had net Unrealized Holding Losses on its portfolio of $4,142,572 as compared to net Unrealized Holding Gains of $6,570,565 as of September 30, 2017, representing a decrease of $10,713,137. The Company recognized a Gain on Sale of Securities Transactions of $100,153 and $806,108 for the three months ended December 31, 2017 and 2016, respectively. The Company recognized dividend income on its investment in securities of $2,862,644 and $1,288,803 for the three months ended December 31, 2017 and 2016, respectively, representing an increase of 122%. The dividends received from the Company’s investments continue to meet our expectations.

As of December 31, 2017, the Company owned 108 properties, of which 61 carried mortgage loans with outstanding principal balances totaling $620,411,537. The 47 unencumbered properties could be refinanced to raise additional funds, although covenants in the Company’s unsecured line of credit facility (the Facility) limit the amount of unencumbered properties that can be mortgaged. As of December 31, 2017, the Company has drawn down $110,000,000 on the Facility, which had an interest rate of 3.06%. The Facility has an additional $100,000,000 accordion feature, which brings the total potential availability up to $300,000,000. The Facility matures September 2020, with a one-year extension at the Company’s option.

As of December 31, 2017, the Company had total assets of $1,499,124,917 and liabilities of $745,041,116. The Company’s net debt (net of unamortized debt issuance costs and net of cash and cash equivalents) to total market capitalization as of December 31, 2017 was approximately 30% and the Company’s net debt, less marketable securities (net of unamortized debt issuance costs, net of cash and cash equivalents and net of marketable securities) to total market capitalization as of December 31, 2017 was approximately 25%. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

On June 29, 2017, the Company entered into a Preferred Stock ATM Program with FBR Capital Markets & Co. in which the Company may, from time to time, offer and sell additional shares of its 6.125% Series C Preferred Stock, with a liquidation preference of $25.00 per share, having an aggregate sales price of up to $100,000,000. The Company began selling shares through the Preferred Stock ATM Program on July 3, 2017. During the three months ended December 31, 2017, the Company sold 1,039,934 shares under its Preferred Stock ATM Program at a weighted average price of $25.13 per share, and generated net proceeds, after offering expenses, of approximately $25,688,000.

As of December 31, 2017, 10,879,379 shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to the quarter end, through January 24, 2018, the Company sold 145,997 shares under its Preferred Stock ATM Program at a weighted average price of $25.04 per share, and realized net proceeds, after offering expenses, of approximately $3,595,000.

The Company raised $25,531,430 (including dividend reinvestments of $2,919,972) from the issuance of 1,546,089 shares of common stock under the DRIP during the three months ended December 31, 2017. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 22,506 common shares for a total cost of $382,828, or a weighted average cost of $17.01 per share. During the three months ended December 31, 2017, the Company paid $13,016,721 in total cash dividends, or $0.17 per share to common shareholders, of which $2,919,972 was reinvested in the DRIP. On January 16, 2018, the Company declared a dividend of $0.17 per common share to be paid on March 15, 2018 to common shareholders of record as of the close of business on February 15, 2018.

During the three months ended December 31, 2017, the Company paid $4,080,685 in Preferred Dividends, or $0.3828125 per share, on its outstanding 6.125% Series C Preferred Stock for the period September 1, 2017 through November 30, 2017. As of December 31, 2017, the Company has accrued Preferred Dividends of $1,388,254 covering the period December 1, 2017 to December 31, 2017. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. On January 16, 2018, the Company declared a dividend of $0.3828125 per share to be paid March 15, 2018 to the 6.125% Series C Preferred shareholders of record as of the close of business on February 15, 2018.

The Company uses a variety of sources to fund its cash needs in addition to cash generated from operations. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured line of credit facility or securities margin loans, refinance debt, or raise capital through the DRIP, the Preferred Stock ATM Program or capital markets.

The Company has been raising capital through its DRIP, the Preferred Stock ATM Program, mortgage loans, draws on its unsecured line of credit, sale of marketable securities and funds generated from its investments in net-leased industrial properties, as well as the issuance of additional shares of 6.125% Series C Preferred Stock. The Company may raise capital through registered direct placements and public offerings of common and preferred stock. The Company believes that funds generated from operations, from the DRIP and from the Preferred Stock ATM Program, its ability to finance and refinance its properties, and its availability under its unsecured line of credit will provide sufficient funds to adequately meet its obligations over the next year.

The Company has a concentration of FDX and FDX subsidiary-leased properties, consisting of 59 separate stand-alone leases covering approximately 9,513,000 square feet as of December 31, 2017 and 55 separate stand-alone leases covering approximately 8,187,000 square feet as of December 31, 2016. The 59 separate stand-alone leases that are leased to FDX and FDX subsidiaries have a weighted average lease maturity of 8.7 years. The percentage of FDX and its subsidiaries leased square footage to the total of the Company’s rental space was 50% (8% to FDX and 42% to FDX subsidiaries) as of December 31, 2017 and 49% (6% to FDX and 43% to FDX subsidiaries) as of December 31, 2016. As of December 31, 2017, the only tenants that leased 5% or more of the Company’s total square footage were FDX and its subsidiaries and Milwaukee Electric Tool Corporation, which leases one property through July 2028 consisting of approximately 862,000 square feet, which was approximately 5% of the Company’s rental space. As of December 31, 2017, no other tenant, other than FDX and its subsidiaries and Milwaukee Electric Tool Corporation, accounted for 5% or more of the Company’s total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 60% (7% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2018 and was 59% (6% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2017. No other tenant, other than FDX and its subsidiaries, accounted for 5% or more of the Company’s total Rental and Reimbursement Revenue for the three months ended December 31, 2017 and 2016.

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

In addition to real estate property holdings, the Company held $130,431,475 in marketable REIT securities at December 31, 2017, representing 7.8% of the Company’s undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance the Company’s diversification. The securities portfolio provides the Company with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

In addition to the property purchased subsequent to the quarter end, the Company has entered into agreements to purchase two new build-to-suit, industrial buildings that are currently being developed in Florida and South Carolina, consisting of approximately 660,000 square feet, with net-leased terms of 10 and 15 years with a weighted average lease term of 12 years. The purchase price for these properties is approximately $78,018,000. Approximately 261,000 square feet, or 40%, is leased to FedEx Ground Package System, Inc. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions during fiscal 2018 and the first quarter of fiscal 2019. In connection with the two properties, the Company has entered into commitments to obtain two mortgage loans totaling $49,360,000 at fixed rates ranging of 3.82% and 4.25%, with a weighted average interest rate of 3.99%. Both of these mortgage loans are 15 year, fully-amortizing loans.

The Company is under contract to sell two properties consisting of (i) an 87,500 square foot vacant building located in Ft. Myers, FL, for $6,400,000, which is approximately $2,400,000 above the Company’s U.S. GAAP net book carrying value and is anticipated to close during the second quarter of fiscal 2018 (ii) a 68,370 square foot building located in Colorado Springs, CO for $5,800,000, which is approximately the Company’s U.S. GAAP net book carrying value and is anticipated to close during the third quarter of fiscal 2018. The completion of these two sales are subject to customary closing conditions and requirements.

The Company intends to acquire additional net-leased industrial properties on long-term leases, primarily to investment grade tenants or their subsidiaries, and when needed, expand its current properties. The funds may come from free cash flow from operations, mortgage loans, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, proceeds from the Preferred Stock ATM Program, private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements.

Funds From Operations, Core Funds From Operations and Adjusted Funds From Operations

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

FFO, Core FFO and AFFO are non-GAAP performance measures and (i) do not represent Cash Flow from Operations as defined by U.S. GAAP; (ii) should not be considered as an alternative to Net Income or Net Income Attributable to Common Shareholders as a measure of operating performance or to Cash Flows from Operating, Investing and Financing Activities; and (iii) are not an alternative to Cash Flows from Operating, Investing and Financing Activities as a measure of liquidity. FFO, Core FFO and AFFO, as calculated by the Company, may not be comparable to similarly titled measures reported by other REITs.

The following is a reconciliation of the Company’s U.S. GAAP Net Income to the Company’s FFO, Core FFO and AFFO for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	12/31/2017	12/31/2016
Net Income Attributable to Common Shareholders	$13,313,455	$6,156,161
Plus: Depreciation Expense (excluding Corporate Office Capitalized Costs)	8,444,507	6,953,780
Plus: Amortization of Intangible Assets	343,746	267,847
Plus: Amortization of Capitalized Lease Costs	220,002	205,442
Less: (Gain) / Plus: Loss on Sale of Real Estate Investments	(5,387,886)	95,336
FFO Attributable to Common Shareholders	16,933,824	13,678,566
Plus: Acquisition Costs	-0-	178,526
Core FFO Attributable to Common Shareholders	16,933,824	13,857,092
Plus: Depreciation of Corporate Office Capitalized Costs	39,477	38,715
Plus: Stock Compensation Expense	130,763	100,155
Plus: Amortization of Financing Costs	293,894	280,913
Less: Gain on Sale of Securities Transactions	(100,153)	(806,108)
Less: Lease Termination Income	(210,261)	-0-
Less: Recurring Capital Expenditures	(219,246)	(188,412)
Less: Effect of Non-cash U.S. GAAP Straight-line Rent Adjustment	(396,028)	(343,239)
AFFO Attributable to Common Shareholders	$16,472,270	$12,939,116

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	12/31/2017	12/31/2016

Operating Activities	$17,090,439	$14,152,706
Investing Activities	(61,962,572)	(55,150,303)
Financing Activities	45,401,988	(24,029,305)

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

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to the Company. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors are described below and are described under the above heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. These and other risks, uncertainties and factors could cause the Company’s actual results to differ materially from those included in any forward-looking statements the Company makes. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for the Company to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from the Company’s expectations include, among others:

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to December 31, 2017 (the date of this Quarterly Report on Form 10-Q).

ITEM 4. Controls and Procedures.

The Company’s President and Chief Executive Officer (the Company’s principal executive officer) and the Company’s Chief Financial Officer (the Company’s principal financial and accounting officer) with the assistance of other members of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of such period.

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.	Legal Proceedings. – None

Item 1A.

Risk Factors.

The following risk factors supplement and to the extent inconsistent supersedes the risks discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, or the 2017 Annual Report. In addition to the following risk factors and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the 2017 Annual Report, which could materially affect the Company’s business, financial condition or future results. The risks described herein and in the 2017 Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.

Other Information -

Risks Related to our Status as a REIT

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

The recently enacted Tax Cuts and Jobs Act of 2017, or the TCJA, has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their shareholders. Changes made by the TCJA that could affect us and our shareholders include:

●	Temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

●	permanently eliminating the progressive corporate tax rate structure, with a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

●	permitting a deduction for certain pass-through business income, including dividends received by our shareholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

●	reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

●	limiting our deduction for net operating losses to 80% of REIT taxable income (prior to the application of the dividends paid deduction);

●	generally limiting the deduction for net business interest expense in excess of 30% of a business’s adjusted taxable income except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system for certain property); and

●	eliminating the corporate alternative minimum tax.

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The TCJA is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the United States Treasury Department and the IRS, any of which could lessen or increase certain adverse impacts of the TCJA. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the TCJA may adversely affect us, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, judicial or administrative developments and proposals and their potential effect on an investment in our securities.

We may be adversely affected if we fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to shareholders in computing our taxable income and will be subject to federal income tax at regular corporate rates and possibly increased state and local taxes. In addition, we might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. Furthermore, we would no longer be required to make any distributions to our shareholders as a condition to REIT qualification. Any distributions to shareholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions to non-corporate shareholders would be subject to a top federal income tax rate of 20% (and potentially a Medicare tax of 3.8%), provided applicable requirements of the Internal Revenue Code are satisfied. Furthermore, corporate shareholders may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code. Additionally, if we fail to qualify as a REIT, non-corporate stockholders would no longer be able to deduct up to 20% of our dividends (other than capital gain dividends and dividends treated as qualified dividend income), as would otherwise generally be permitted for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

Date:	February 7, 2018	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	February 7, 2018	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

