Form 10-Q
period 2018-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2018-05-08
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of May 1, 2018: 79,200,278

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2018

C O N T E N T S

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND SEPTEMBER 30, 2017

	March 31, 2018 (Unaudited)	September 30, 2017

ASSETS
Real Estate Investments:
Land	$197,974,389	$187,224,819
Buildings and Improvements	1,342,261,913	1,244,691,715
Total Real Estate Investments	1,540,236,302	1,431,916,534
Accumulated Depreciation	(188,310,757)	(171,060,478)
Real Estate Investments	1,351,925,545	1,260,856,056

Real Estate Held for Sale	9,486,257	14,606,028
Cash and Cash Equivalents	12,470,188	10,226,046
Securities Available for Sale at Fair Value	144,630,426	123,764,770
Tenant and Other Receivables	1,743,865	1,753,054
Deferred Rent Receivable	8,772,807	8,049,275
Prepaid Expenses	9,339,758	5,434,874
Intangible Assets, net of Accumulated Amortization of $13,267,014 and $13,404,318, respectively	11,934,269	10,010,165
Capitalized Lease Costs, net of Accumulated Amortization of $3,331,272 and $3,393,187, respectively	4,271,380	4,180,907
Financing Costs, net of Accumulated Amortization of $807,345 and $619,555, respectively	687,919	875,709
Other Assets	4,629,158	3,280,871

TOTAL ASSETS	$1,559,891,572	$1,443,037,755

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2018 AND SEPTEMBER 30, 2017

	March 31, 2018 (Unaudited)	September 30, 2017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$632,051,233	$591,364,371
Loans Payable	154,341,511	120,091,417
Accounts Payable and Accrued Expenses	2,497,405	4,450,753
Other Liabilities	20,643,642	14,265,518
Total Liabilities	809,533,791	730,172,059

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 12,400,000 Shares Authorized as of March 31, 2018 and September 30, 2017; 11,095,376 and 9,839,445 Shares Issued and Outstanding as of March 31, 2018 and September 30, 2017, respectively	277,384,400	245,986,125
Common Stock, $0.01 Par Value Per Share: 192,039,750 Shares Authorized as of March 31, 2018 and September 30, 2017; 78,846,177 and 75,630,521 Shares Issued and Outstanding as of March 31, 2018 and September 30, 2017, respectively	788,462	756,305
Excess Stock, $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of March 31, 2018 and September 30, 2017; No Shares Issued or Outstanding as of March 31, 2018 and September 30, 2017	-0-	-0-
Additional Paid-In Capital	503,309,572	459,552,701
Accumulated Other Comprehensive Income (Loss)	(31,124,653)	6,570,565
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	750,357,781	712,865,696

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,559,891,572	$1,443,037,755

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017

	Three Months Ended		Six Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017
INCOME:
Rental Revenue	$28,609,985	$23,610,830	$56,302,467	$46,891,686
Reimbursement Revenue	5,011,523	3,697,361	10,060,863	7,598,116
Lease Termination Income	-0-	-0-	210,261	-0-
TOTAL INCOME	33,621,508	27,308,191	66,573,591	54,489,802

EXPENSES:
Real Estate Taxes	3,779,648	2,851,862	7,642,311	5,758,843
Operating Expenses	1,476,295	1,288,265	2,912,536	2,582,733
General & Administrative Expenses	2,218,037	2,078,538	4,165,069	3,521,001
Acquisition Costs	-0-	-0-	-0-	178,526
Depreciation	8,858,062	7,139,077	17,342,046	14,131,572
Amortization of Capitalized Lease Costs and Intangible Assets	588,622	427,756	1,126,693	875,553
TOTAL EXPENSES	16,920,664	13,785,498	33,188,655	27,048,228

OTHER INCOME (EXPENSE):
Dividend and Interest Income	2,888,210	1,439,182	5,752,427	2,731,333
Gain on Sale of Securities Transactions	11,234	-0-	111,387	806,108
Interest Expense, including Amortization of Financing Costs	(7,955,285)	(6,537,264)	(15,361,232)	(12,700,483)
TOTAL OTHER INCOME (EXPENSE)	(5,055,841)	(5,098,082)	(9,497,418)	(9,163,042)

INCOME FROM CONTINUING OPERATIONS, BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS	11,645,003	8,424,611	23,887,518	18,278,532

Gain on Sale of Real Estate Investments	-0-	-0-	5,387,886	-0-

NET INCOME	11,645,003	8,424,611	29,275,404	18,278,532

Less: Preferred Dividends	4,248,219	3,582,036	8,565,165	7,279,796

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$7,396,784	$4,842,575	$20,710,239	$10,998,736

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - CONTINUED

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017

	Three Months Ended		Six Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017

BASIC INCOME – PER SHARE
Net Income	$0.15	$0.12	$0.38	$0.26
Less: Preferred Dividends	(0.05)	(0.05)	(0.11)	(0.10)
Net Income Attributable to Common Shareholders - Basic	$0.10	$0.07	$0.27	$0.16

DILUTED INCOME – PER SHARE
Net Income	$0.15	$0.12	$0.38	$0.26
Less: Preferred Dividends	(0.05)	(0.05)	(0.11)	(0.10)
Net Income Attributable to Common Shareholders - Diluted	$0.10	$0.07	$0.27	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	77,992,007	71,243,381	77,174,821	70,456,222
Diluted	78,155,938	71,406,875	77,362,197	70,607,766

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017

	Three Months Ended		Six Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017

Net Income	$11,645,003	$8,424,611	$29,275,404	$18,278,532
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During the Period	(26,970,847)	2,175,171	(37,583,831)	234,130
Reclassification Adjustment for Net Gains Realized in Income	(11,234)	-0-	(111,387)	(806,108)
TOTAL COMPREHENSIVE INCOME (LOSS)	(15,337,078)	10,599,782	(8,419,814)	17,706,554

Less: Preferred Dividends	4,248,219	3,582,036	8,565,165	7,279,796
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(19,585,297)	$7,017,746	$(16,984,979)	$10,426,758

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2018 AND 2017

	Six Months Ended
	3/31/2018	3/31/2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$29,275,404	$18,278,532
Noncash Items Included in Net Income:
Depreciation & Amortization	19,065,189	15,673,022
Deferred Straight Line Rent	(756,486)	(629,856)
Stock Compensation Expense	242,170	266,345
Gain on Sale of Securities Transactions	(111,387)	(806,108)
(Gain) / Loss on Sale of Real Estate Investments	(5,387,886)	95,336
Changes In:
Tenant & Other Receivables	850,945	1,082,191
Prepaid Expenses	(3,904,884)	(3,135,027)
Other Assets & Capitalized Lease Costs	20,263	(839,704)
Accounts Payable, Accrued Expenses & Other Liabilities	3,545,246	861,044
NET CASH PROVIDED BY OPERATING ACTIVITIES	42,838,574	30,845,775

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(110,045,832)	(56,101,538)
Capital Improvements	(2,310,665)	(1,013,209)
Proceeds from Sale of Real Estate Investments	10,499,704	4,125,819
Return of Deposits on Real Estate	450,000	1,000,000
Deposits Paid on Acquisitions of Real Estate	(1,200,000)	(1,575,000)
Proceeds from Sale of Securities Available for Sale	2,619,433	3,739,239
Purchase of Securities Available for Sale	(61,068,920)	(29,305,625)
NET CASH USED IN INVESTING ACTIVITIES	(161,056,280)	(79,130,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Draws (Repayments) on Loans Payable	34,250,094	(54,790,684)
Proceeds from Fixed Rate Mortgage Notes Payable	67,100,000	38,000,000
Principal Payments on Fixed Rate Mortgage Notes Payable	(26,225,677)	(37,700,474)
Financing Costs Paid on Debt	(596,121)	(660,702)
Proceeds from the Exercise of Stock Options	569,600	-0-
Redemption of 7.625% Series A Preferred Stock	-0-	(53,493,750)
Proceeds from Underwritten Public Offering of Preferred Stock, net of offering costs	-0-	71,017,493
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	30,941,972	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	42,996,991	37,812,970
Preferred Dividends Paid	(8,301,342)	(6,621,359)
Common Dividends Paid, net of Reinvestments	(20,273,669)	(18,076,564)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	120,461,848	(24,513,070)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,244,142	(72,797,609)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,226,046	95,749,508
CASH AND CASH EQUIVALENTS - END OF PERIOD	$12,470,188	$22,951,899

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2018

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (we, our, us, the Company or MREIC), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. As of March 31, 2018, we owned 109 properties with total square footage of approximately 19,928,000, which was 99.2% occupied, as compared to 108 properties with total square footage of approximately 18,790,000, which was 99.3% occupied as of September 30, 2017. These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. As of the quarter ended March 31, 2018, our weighted average lease maturity was approximately 7.8 years and our annualized average base rent per occupied square foot was $5.91. As of March 31, 2018, the weighted average building age, based on the square footage of our buildings, was 9.2 years. Subsequent to quarter end, we purchased a newly constructed 399,440 square foot industrial building located in Daytona Beach, FL. We also own a portfolio of REIT investment securities, which we generally limit to no more than approximately 10% of our undepreciated assets (which is our total assets, excluding accumulated depreciation). Total assets excluding accumulated depreciation were $1,748,202,329 as of March 31, 2018. We held $144,630,426 in marketable REIT securities as of March 31, 2018, representing 8.3% of our undepreciated assets.

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the Code), and we intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, we will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that we distribute to our shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code. We are subject to franchise taxes in several of the states in which we own properties.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended September 30, 2017.

Use of Estimates

In preparing the financial statements in accordance with U.S. GAAP, we are required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates and assumptions.

Reclassification

Certain prior period amounts in the accompanying Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

Lease Termination Income

Lease Termination Income is recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease agreement with us.

Two leases that were set to expire during fiscal 2018 were leased to Kellogg Sales Company (Kellogg) at our 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and at our 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. On December 18, 2017, we sold our property, located in Kansas City, MO for $4,900,000, with net sale proceeds to us of approximately $4,602,000 and on December 22, 2017, we sold our property, located in Orangeburg, NY for $6,170,000, with net sale proceeds to us of approximately $5,898,000. The sale of these two properties resulted in a realized gain of approximately $5,388,000, representing a 105% gain over the depreciated U.S. GAAP basis and a realized net gain of approximately $1,804,000, representing a 21% net gain over our historic undepreciated cost basis. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

Only four of our 109 properties have leases that contain an early termination provision. These four properties contain approximately 184,000 total rentable square feet, representing less than 1% of our total rentable square feet. Our leases with early termination provisions are our 26,340 square foot location in Ridgeland (Jackson), MS, our 36,270 square foot location in Urbandale (Des Moines), IA, our 38,833 square foot location in Rockford, IL, and our 83,000 square foot location in Roanoke, VA. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include: the date termination can be exercised, the time frame that notice must be given by the tenant to us and the termination fee that would be required to be paid by the tenant to us. The total potential termination fee to be paid to us from the four tenants with leases that have a termination provision amounts to approximately $1,681,000.

Stock Compensation Plan

We account for awards of stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation”. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of our stock on the grant date. The amortization of compensation costs for stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $111,407 and $166,190 for the three months ended March 31, 2018 and 2017, respectively and amounted to $242,170 and $266,345 for the six months ended March 31, 2018 and 2017, respectively.

During the six months ended March 31, 2018 and 2017, the following stock options, which vest one year after grant date, were granted under our Stock Option Plan:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/3/18	1	65,000	$17.80	1/3/26
1/4/17	1	65,000	$15.04	1/4/25
12/9/16	10	215,000	$14.24	12/9/24

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year indicated:

	Fiscal 2018	Fiscal 2017
Dividend yield	3.82%	4.44%
Expected volatility	16.45%	18.84%
Risk-free interest rate	2.37%	2.26%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the six months ended March 31, 2018 and 2017 was $1.84 and $1.49 per option, respectively.

During the six months ended March 31, 2018 and 2017, 12,500 and -0- shares of restricted stock were granted. During the six months ended March 31, 2018, three participants exercised options awarded under the Plan to purchase an aggregate of 40,000 shares of common stock at a weighted average exercise price of $14.24 per share for total proceeds of $569,600. During the six months ended March 31, 2017, no options were exercised. As of March 31, 2018, a total of 1,673,706 shares were available for grant as stock options, as restricted stock, or other equity based awards, plus any shares subject to outstanding options that expire or are forfeited without being exercised. As of March 31, 2018, there were outstanding options to purchase 695,000 shares with an aggregate intrinsic value of $2,171,900.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases”. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are continuing to evaluate the potential impact this standard may have on our consolidated financial statements and the timing of adoption. The most significant changes related to lessor accounting under ASU 2016-02 include bifurcating revenue into lease and non-lease components and the new standard’s narrow definition of initial direct costs for leases. Since our revenue is primarily derived from leasing activities from long-term net leases and since we currently do not capitalize indirect costs for leases, we believe that we will continue to account for our leases and related leasing costs in substantially the same manner as we currently do once the adoption of the ASU 2016-02 becomes effective.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for our fiscal year beginning October 1, 2018. We anticipate that the most significant change for us, once ASU 2016-01 is adopted, will be the accounting for our investments in marketable securities classified as available for sale, which are currently carried at fair value with unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, these marketable securities will continue to be measured at fair value, however the changes in net unrealized holding gains and losses will be recognized through net income.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers”. The FASB issued further guidance in ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Therefore, we expect to adopt the standard effective October 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method, and we are evaluating which transition method we will elect. We are also in the process of evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. Our revenue is primarily derived from leasing activities and historically our property dispositions have been cash sales with no contingencies and no future involvement in the property. Since this standard applies to all contracts with customers except those that are within the scope of other guidance, such as leases, we do not expect the adoption of this standard to have a significant impact on our consolidated financial statements and related disclosures.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Segment Reporting & Financial Information

Our primary business is the ownership and management of real estate properties. We invest in well-located, modern, single tenant, industrial buildings leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. We review operating and financial information for each property on an individual basis and, therefore, each property represents an individual operating segment. We evaluate financial performance using Net Operating Income (NOI) from property operations. NOI is a non-GAAP financial measure, which we define as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. We have aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated as industrial properties subject to long-term net leases primarily to investment-grade tenants or their subsidiaries.

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

In addition, common stock equivalents of 163,931 and 163,494 shares are included in the diluted weighted average shares outstanding for the three months ended March 31, 2018 and 2017, respectively, and common stock equivalents of 187,376 and 151,544 shares are included in the diluted weighted average shares outstanding for the six months ended March 31, 2018 and 2017, respectively. For the diluted weighted average shares outstanding for the three months ended March 31, 2018 and 2017, 65,000 options to purchase shares of common stock were antidilutive. For the diluted weighted average shares outstanding for the six months ended March 31, 2018 and 2017, 65,000 and 280,000 options to purchase shares of common stock, respectively, were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

On November 2, 2017, we purchased a newly constructed 121,683 square foot industrial building, situated on 16.2 acres, located in Charleston, SC. The building is 100% net-leased to FedEx Corporation (FDX) for 15 years through August 2032. The purchase price was $21,872,170. We obtained a 15 year fully-amortizing mortgage loan of $14,200,000 at a fixed interest rate of 4.23%. Annual rental revenue over the remaining term of the lease averages approximately $1,315,000.

On November 30, 2017, we purchased a newly constructed 300,000 square foot industrial building, situated on 123 acres, located in Oklahoma City, OK. The building is 100% net-leased to Amazon.com Services, Inc. for 10 years through October 2027. The lease is guaranteed by Amazon.com, Inc. The purchase price was $30,250,000. We obtained a 10 year mortgage loan, amortizing over 18 years, of $19,600,000 at a fixed interest rate of 3.64%. Annual rental revenue over the remaining term of the lease averages approximately $1,884,000.

On January 22, 2018, we purchased a newly constructed 831,764 square foot industrial building, situated on 62.4 acres, located in Savannah, GA. The building is 100% net-leased to Shaw Industries, Inc. for 10 years through September 2027. The purchase price was $57,483,636. We obtained a 14 year fully-amortizing mortgage loan of $33,300,000 at a fixed interest rate of 3.53%. Annual rental revenue over the remaining term of the lease averages approximately $3,551,000.

FDX, Amazon.com Services, Inc.’s ultimate parent, Amazon.com, Inc. and Shaw Industries, Inc.’s ultimate parent, Berkshire Hathaway, Inc. are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on those websites.

We evaluated the property acquisitions which took place during the six months ended March 31, 2018, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for the properties purchased in Charleston, SC, Oklahoma City, OK and Savannah, GA as asset acquisitions and allocated the total cash consideration, including transaction costs of approximately $440,000, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions. The financial information set forth below summarizes our purchase price allocation for these three properties acquired during the six months ended March 31, 2018 that are accounted for as asset acquisitions:

Land	$10,662,511
Building	96,729,583
In-Place Leases	2,653,738

The following table summarizes the operating results included in our consolidated statements of income for the three and six months ended March 31, 2018 for the properties acquired during the six months ended March 31, 2018:

	Three Months Ended 3/31/2018	Six Months Ended 3/31/2018

Rental Revenues	$1,493,699	$1,866,996
Net Income Attributable to Common Shareholders	450,211	632,508

Subsequent to quarter end, on April 6, 2018, we purchased a newly constructed 399,440 square foot industrial building, situated on 27.5 acres, located in Daytona Beach, FL. The building is 100% net-leased to B. Braun Medical Inc. for 10 years through April 1, 2028. The purchase price was $30,750,540. We obtained a 15 year fully-amortizing mortgage loan of $19,500,000 at a fixed interest rate of 4.25%. Annual rental revenue over the remaining term of the lease averages approximately $2,128,000.

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

Disposition and Real Estate classified as Held for Sale

Two leases that were set to expire during fiscal 2018 were leased to Kellogg Sales Company (Kellogg) at our 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and at our 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. On December 18, 2017, we sold our property, located in Kansas City, MO for $4,900,000, with net sale proceeds to us of approximately $4,602,000 and on December 22, 2017, we sold our property, located in Orangeburg, NY for $6,170,000, with net sale proceeds to us of approximately $5,898,000. The sale of these two properties resulted in a realized gain of approximately $5,388,000, representing a 105% gain over the depreciated U.S. GAAP basis and a realized net gain of approximately $1,804,000, representing a 21% net gain over our historic undepreciated cost basis. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

Real Estate Held for Sale at March 31, 2018 consists of two properties that we have entered into agreements to sell. The two properties consist of an 87,500 square foot facility located in Ft. Myers, FL, which is currently vacant and a 68,370 square foot facility located in Colorado Springs, CO.

During the prior year six month period ended March 31, 2017, in October 2016, we sold our 59,425 square foot industrial building situated on 4.78 acres located in White Bear Lake, MN for net proceeds of approximately $4,126,000.

Since the sale of the properties located in White Bear Lake, MN, Kansas City, MO and Orangeburg, NY, as well as the two properties that are classified as Real Estate Held for Sale, do not represent a strategic shift that has a major effect on our operations and financial results, the operations generated from these properties are not included in Discontinued Operations.

The following table summarizes the operations that are included in the accompanying Consolidated Statements of Income for the three and six months ended March 31, 2018 and 2017 for the three properties sold during the periods presented, prior to their sales, and for the two properties that are classified as Real Estate Held for Sale in the accompanying March 31, 2018 Consolidated Balance Sheets.

	Three Months Ended		Six Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017
Rental and Reimbursement Revenue	$277,509	$534,600	$857,271	$1,101,506
Lease Termination Income	-0-	-0-	210,261	-0-
Real Estate Taxes	(16,894)	(85,826)	(227,604)	(179,992)
Operating Expenses	(36,276)	(33,036)	(84,611)	(97,862)
Depreciation & Amortization	(4,868)	(130,554)	(63,410)	(267,445)
Interest Expense, including Amortization of Financing Costs	(11,962)	(60,434)	(26,563)	(112,982)
Income from Operations	207,509	224,750	665,344	443,225
Gain (Loss) on Sale of Real Estate Investments	-0-	-0-	5,387,886	(95,336)
Net Income	$207,509	$224,750	$6,053,230	$347,889

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing our historical financial statements and the effect of additional revenue and expenses generated from property acquired and expanded during fiscal 2018 to date, and during fiscal 2017, assuming that the acquisitions and completed expansions had occurred as of October 1, 2016, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions. In addition, the net proceeds raised from the issuance of our 6.125% Series C Cumulative Redeemable Preferred Stock less the redemptions of our 7.625% Series A Cumulative Redeemable Preferred Stock redeemed on October 14, 2016 and our 7.875% Series B Cumulative Redeemable Preferred Stock redeemed on June 7, 2017 were used to help fund property acquisitions and, therefore, the pro forma preferred dividend expense has been adjusted to account for its effect on Net Income Attributable to Common Shareholders as if all the preferred stock issuances and redemptions had occurred on October 1, 2016. In addition, Net Income Attributable to Common Shareholders excludes the operations of the properties sold during fiscal 2018 and 2017 which were the vacant property located in White Bear Lake, MN that was sold in October 2016, as well as the properties located in Kansas City, MO and in Orangeburg, NY that were sold in December 2017, and also excludes the two properties classified as Real Estate Held for Sale. Furthermore, the proceeds raised from the Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the DRIP, as if all the shares raised had occurred on October 1, 2016. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Six Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017

Rental Revenues	$29,029,200	$29,117,700	$58,132,100	$58,556,100
Net Income Attributable to Common Shareholders	$7,116,800	$4,631,100	$14,844,300	$11,082,000
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.09	$0.06	$0.19	$0.14

Tenant Concentration

We have a concentration of FDX and FDX subsidiary-leased properties, consisting of 59 separate stand-alone leases covering approximately 9,513,000 square feet as of March 31, 2018 and 55 separate stand-alone leases covering approximately 8,187,000 square feet as of March 31, 2017. The 59 separate stand-alone leases that are leased to FDX and FDX subsidiaries have a weighted average lease maturity of 8.5 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 48% (8% to FDX and 40% to FDX subsidiaries) as of March 31, 2018 and 49% (6% to FDX and 43% to FDX subsidiaries) as of March 31, 2017. As of March 31, 2018, no other tenant accounted for 5% or more of our total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 60% (7% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2018 and was 59% (6% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2017. No other tenant accounted for 5% or more of our total Rental and Reimbursement Revenue for the six months ended March 31, 2018 and 2017.

FDX is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov. FDX is rated “BBB” by S&P Global Ratings (www.standardandpoors.com) and is rated “Baa2” by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of FDX, S&P Global Ratings or Moody’s on such websites.

In addition to real estate property holdings, we held $144,630,426 in marketable REIT securities at March 31, 2018, representing 8.3% of our undepreciated assets (which is our total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance our diversification. The securities portfolio provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

Our Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $144,630,426 as of March 31, 2018. We generally limit our investment in marketable securities to no more than approximately 10% of our undepreciated assets (which is our total assets excluding accumulated depreciation). Total assets excluding accumulated depreciation were $1,748,202,329 as of March 31, 2018. We held $144,630,426 in marketable REIT securities as of March 31, 2018, representing 8.3% of our undepreciated assets. The REIT securities portfolio provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the six months ended March 31, 2018, we sold or redeemed securities with a cost basis of $2,508,046 and recognized a Gain on Sale of Securities Transactions of $111,387. In addition, we recognized dividend income on our investment in securities of $2,885,821 and $5,748,465 for the three and six months ended March 31, 2018. We also made purchases of $61,068,920 in Securities Available for Sale at Fair Value. Of this amount, we made total purchases of 31,041 common shares of UMH Properties, Inc. (UMH), a related REIT, for a total cost of $408,759, or an average cost of $13.17 per share, which were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. We owned a total of 1,159,357 UMH common shares as of March 31, 2018 at a total cost of $11,640,610 and a fair value of $15,546,972. We own 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2,500,000 with a fair value of $2,655,000. The unrealized gain on our investment in UMH’s common and preferred stock as of March 31, 2018 was $4,061,363.

As of March 31, 2018, we had total net unrealized holding losses on our securities portfolio of $31,124,653. We consider many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. We normally hold REIT securities long-term and have the ability and intent to hold these securities to recovery. The following is a summary of the securities that we have determined to be temporarily impaired as of March 31, 2018:

	Less than 12 Months		12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$3,568,452	$(1,375,222)	$-0-	$-0-
Common stock	121,494,000	(33,979,327)	-0-	-0-
Total	$125,062,452	$(35,354,549)	$-0-	$-0-

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
3	$4,096,452	$(149,520)	1%-5%
3	35,565,000	(3,711,739)	6%-10%
3	47,527,000	(8,368,816)	11%-20%
3	37,874,000	(23,124,474)	21%-50%
12	$125,062,452	$(35,354,549)

NOTE 5 – DEBT

For the three months ended March 31, 2018 and 2017, amortization of financing costs included in interest expense was $302,556 and $384,984, respectively. For the six months ended March 31, 2018 and 2017, amortization of financing costs included in interest expense was $596,450 and $665,897, respectively.

The following is a summary of our Fixed Rate Mortgage Notes Payable as of March 31, 2018 and September 30, 2017:

	3/31/2018		9/30/2017
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$639,836,890	4.11%	$598,962,567	4.18%

Debt Issuance Costs	$10,987,585		$10,597,083
Accumulated Amortization of Debt Issuance Costs	(3,201,928)		(2,998,887)
Unamortized Debt Issuance Costs	$7,785,657		$7,598,196

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$632,051,233		$591,364,371

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

As of March 31, 2018, interest payable on these mortgages were at fixed rates ranging from 3.45% to 7.60%, with a weighted average interest rate of 4.11%. This compares to a weighted average interest rate of 4.18% as of September 30, 2017 and 4.37% as of March 31, 2017. As of March 31, 2018, the weighted average loan maturity of the Fixed Rate Mortgage Notes Payable was 11.5 years. This compares to a weighted average loan maturity of the Fixed Rate Mortgage Notes Payable of 11.6 years as of September 30, 2017 and 10.7 years as of March 31, 2017.

In connection with the three properties acquired during the six months ended March 31, 2018, which are located in Charleston, SC, Oklahoma City, OK and Savannah, GA (as described in Note 3), we obtained one 15 year fully-amortizing mortgage loan, one 10 year loan amortizing over 18 years and one 14 year fully-amortizing mortgage loan. The three mortgage loans originally totaled $67,100,000 with an original weighted average mortgage loan maturity of 13.0 years and a weighted average interest rate of 3.71%.

Subsequent to quarter end, on April 6, 2018, we purchased a newly constructed 399,440 square foot industrial building, situated on 27.5 acres, located in Daytona Beach, FL. The building is 100% net-leased to B. Braun Medical Inc. for 10 years through April 1, 2028. The purchase price was $30,750,540. We obtained a 15 year fully-amortizing mortgage loan of $19,500,000 at a fixed interest rate of 4.25%. Annual rental revenue over the remaining term of the lease averages approximately $2,128,000.

During the six months ended March 31, 2018, we fully repaid the mortgage loans for two of our properties located in Richfield, OH and Tampa, FL, totaling approximately $6,160,000.

As of March 31, 2018, Loans Payable represented the amount drawn down on our $200,000,000 unsecured line of credit facility (the Facility) in the amount of $110,000,000 and the amount drawn down on our margin loan of $44,341,511.

The Facility matures in September 2020 with a one year extension at our option (subject to various conditions as specified in the loan agreement). During the six months ended March 31, 2018, we had no additional draws under the Facility. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Effective, March 22, 2018, the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 7.0% to 6.5%. Borrowings under the Facility, will, at our election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on our leverage ratio. Our borrowings as of March 31, 2018, based on our leverage ratio, bear interest at LIBOR plus 170 basis points, which represented an interest rate of 3.58%. In addition, we have a $100,000,000 accordion feature, bringing the total potential availability under the Facility (subject to various conditions as specified in the loan agreement) up to $300,000,000.

We also invest in equity securities of other REITs which provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. From time to time, we may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, we may borrow up to 50% of the value of the marketable securities, which was $144,630,426 as of March 31, 2018. As of March 31, 2018, we had $44,341,511 drawn against the margin at an interest rate of 2.00%.

NOTE 6 – SHAREHOLDERS’ EQUITY

Our authorized stock as of March 31, 2018 consisted of 192,039,750 shares of common stock, of which 78,846,177 shares were issued and outstanding, 12,400,000 authorized shares of 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), of which 11,095,376 were issued and outstanding, and 200,000,000 authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

Common Stock

On October 2, 2017, our Board of Directors approved a 6.25% increase in our quarterly common stock dividend, raising it to $0.17 per share from $0.16 per share, representing our second dividend increase in three years. These two dividend raises represent a total increase of 13%. The increased dividend represents an annualized dividend rate of $0.68 per share. We have maintained or increased our cash dividend for 26 consecutive years.

We raised $49,042,921 (including dividend reinvestments of $6,045,930) from the issuance of 3,161,320 shares of common stock under our DRIP during the six months ended March 31, 2018. During the six months ended March 31, 2018, we paid $26,319,599 in total cash dividends, or $0.17 per share, to common shareholders, of which $6,045,930 was reinvested in the DRIP.

On April 2, 2018, our Board of Directors declared a dividend of $0.17 per share to be paid June 15, 2018 to common shareholders of record as of the close of business on May 15, 2018.

On January 16, 2018, the Board of Directors reaffirmed our Share Repurchase Program that authorizes us to purchase up to $10,000,000 in the aggregate of our common stock. We may repurchase our shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to us. No shares were repurchased during the six months ended March 31, 2018 and, as of March 31, 2018, we do not own any of our own shares.

6.125% Series C Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2018, we paid $8,301,342 in Preferred Dividends, or $0.765625 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2017 through February 28, 2018. As of March 31, 2018, we have accrued Preferred Dividends of $1,415,816 covering the period March 1, 2018 to March 31, 2018. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. The 6.125% Series C Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to our qualification as a REIT, or in connection with a change of control, the 6.125% Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time, and from time to time, the 6.125% Series C Preferred Stock will be redeemable in whole, or in part, at our option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. On April 2, 2018, our Board of Directors declared a dividend of $0.3828125 per share to be paid June 15, 2018 to the 6.125% Series C Preferred shareholders of record as of the close of business on May 15, 2018.

On June 29, 2017, we entered into an At-The-Market Preferred Equity Program (Preferred Stock ATM Program) with FBR Capital Markets & Co. in which we may, from time to time, offer and sell additional shares of our 6.125% Series C Preferred Stock, with a liquidation preference of $25.00 per share, having an aggregate sales price of up to $100,000,000. We began selling shares through the Preferred Stock ATM Program on July 3, 2017. During the six months ended March 31, 2018, we sold 1,255,931 shares under our Preferred Stock ATM Program at a weighted average price of $25.09 per share, and generated net proceeds, after offering expenses, of approximately $30,942,000.

As of March 31, 2018, 11,095,376 shares of the 6.125% Series C Preferred Stock were issued and outstanding.

NOTE 7 - FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. Our financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at March 31, 2018 and September 30, 2017:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2018:
Equity Securities – Preferred Stock	$7,585,530	$7,585,530	$-0-	$-0-
Equity Securities – Common Stock	137,040,972	137,040,972	-0-	-0-
Mortgage Backed Securities	3,924	3,924	-0-	-0-
Total Securities Available for Sale at Fair Value	$144,630,426	$144,630,426	$-0-	$-0-

As of September 30, 2017:
Equity Securities – Preferred Stock	$11,818,628	$11,818,628	$-0-	$-0-
Equity Securities – Common Stock	111,941,806	111,941,806	-0-	-0-
Mortgage Backed Securities	4,336	4,336	-0-	-0-
Total Securities Available for Sale at Fair Value	$123,764,770	$123,764,770	$-0-	$-0-

In addition to our investment in Securities Available for Sale at Fair Value, we are required to disclose certain information about fair values of other financial instruments. Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time our entire holding of financial instruments. For a portion of our other financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties; future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model. The use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of Fixed Rate Mortgage Notes Payable is based on discounting the future cash flows at a yearend risk adjusted borrowing rate currently available to us for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At March 31, 2018, the Fixed Rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to approximately $643,629,000 and the carrying value amounted to $639,836,890.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended March 31, 2018 and 2017 was approximately $15,054,000 and $12,108,000, respectively.

During the six months ended March 31, 2018 and 2017, we had dividend reinvestments of $6,045,930 and $4,536,751, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

From time to time, we may be subject to claims and litigation in the ordinary course of business. We do not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

In addition to the property purchased subsequent to quarter end, as described below in Note 10, we have entered into agreements to purchase two new industrial buildings. One of the purchase commitments is for a new built-to-suit industrial building that is leased to Amazon Fulfillment Services, Inc. and is guaranteed by Amazon.com, Inc. The other purchase commitment is for a new build-to-suit industrial building that is currently being developed in Charleston, SC and is leased to FedEx Ground Package System, Inc. The two new buildings consist of approximately 624,000 square feet, with a weighted average net-leased term of 12.3 years. The total purchase price for these two properties is approximately $80,863,000. Approximately 363,000 square feet, or 58%, is leased to Amazon Fulfillment Services, Inc. and approximately 261,000 square feet, or 42%, is leased to FedEx Ground Package System, Inc. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions sometime during the remainder of fiscal 2018 and the first quarter of fiscal 2019. In connection with one of these properties, we have entered into a commitment to obtain a 15 year, fully-amortizing mortgage loan of $29,860,000 at a fixed rate of 3.82%.

We are under contract to sell two properties consisting of (i) an 87,500 square foot vacant building located in Ft. Myers, FL, for $6,400,000, which is approximately $2,400,000 above our U.S. GAAP net book carrying value, and (ii) a 68,370 square foot building located in Colorado Springs, CO for $5,800,000, which was approximately our U.S. GAAP net book carrying value. The completion of these two sales are each anticipated to close during the third quarter of fiscal 2018 and are subject to customary closing conditions and requirements.

We have committed to construct a parking lot expansion at a property that is being leased to FedEx Ground Package System, Inc. located in Ft. Mills, SC. The expansion costs are expected to be approximately $1,834,000. Upon completion, annualized rent will be increased by approximately $183,000 from approximately $1,415,000 to approximately $1,598,000. Additionally, the lease will be extended for 10 years from the date of completion.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On April 2, 2018, our Board of Directors declared a common dividend of $0.17 per share to be paid June 15, 2018 to the common shareholders of record as of the close of business on May 15, 2018.

On April 2, 2018, our Board of Directors declared a preferred dividend of $0.3828125 per share to be paid June 15, 2018 to the 6.125% Series C Preferred shareholders of record as of the close of business on May 15, 2018.

On April 6, 2018, we purchased a newly constructed 399,440 square foot industrial building, situated on 27.5 acres, located in Daytona Beach, FL. The building is 100% net-leased to B. Braun Medical Inc. for 10 years through April 1, 2028. The purchase price was $30,750,540. We obtained a 15 year fully-amortizing mortgage loan of $19,500,000 at a fixed interest rate of 4.25%. Annual rental revenue over the remaining term of the lease averages approximately $2,128,000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Activity

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

We operate as a real estate investment trust (REIT). We seek to invest in well-located, modern single-tenant industrial buildings leased primarily to investment grade tenants or their subsidiaries on long-term net leases. During the six months ended March 31, 2018, we purchased three net-leased industrial properties, located in Charleston, SC, Oklahoma City, OK and Savannah, GA totaling approximately 1,253,000 square feet, for approximately $109,606,000. In connection with the three properties acquired during the six months ended March 31, 2018, we entered into one 15 year fully-amortizing mortgage loan, one 10 year mortgage loan amortizing over 18 years, and one 14 year fully-amortizing mortgage loan. The three mortgage loans originally totaled $67,100,000 with an original weighted average loan maturity of 13.0 years and a weighted average interest rate of 3.71%. As of March 31, 2018, we owned 109 properties with total square footage of approximately 19,928,000. These properties are located in 30 states. As of the quarter ended March 31, 2018, our weighted average lease maturity was approximately 7.8 years, our occupancy rate was 99.2% and our annualized average base rent per occupied square foot was $5.91. Subsequent to quarter end, we purchased a newly constructed 399,440 square foot industrial building located in Daytona Beach, FL. As of March 31, 2018, the weighted average building age, based on the square footage of our buildings, was 9.2 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $144,630,426, were $1,540,236,302 as of March 31, 2018.

We evaluate our financial performance using Net Operating Income (NOI) from property operations, which is a non-GAAP financial measure that we define as Net Income Attributable to Common Shareholders plus Preferred Dividends, General and Administrative Expenses, Acquisition Costs, Depreciation, Amortization of Capitalized Lease Costs and Intangible Assets, Interest Expense, including Amortization of Financing Costs, less Dividend and Interest Income, Gain on Sale of Securities Transactions, Lease Termination Income and Gain on Sale of Real Estate Investments. The components of NOI are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. Other REITs may use different methodologies to calculate NOI and, accordingly, our NOI may not be comparable to all other REITs.

The following is a reconciliation of our Net Income Attributable to Common Shareholders to our NOI for the three and six months ended March 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017
Net Income Attributable to Common Shareholders	$7,396,784	$4,842,575	$20,710,239	$10,998,736
Plus: Preferred Dividends	4,248,219	3,582,036	8,565,165	7,279,796
Plus: General & Administrative Expenses	2,218,037	2,078,538	4,165,069	3,521,001
Plus: Acquisition Costs	-0-	-0-	-0-	178,526
Plus: Depreciation	8,858,062	7,139,077	17,342,046	14,131,572
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	588,622	427,756	1,126,693	875,553
Plus: Interest Expense, including Amortization of Financing Costs	7,955,285	6,537,264	15,361,232	12,700,483
Less: Dividend and Interest Income	(2,888,210)	(1,439,182)	(5,752,427)	(2,731,333)
Less: Gain on Sale of Securities Transactions	(11,234)	-0-	(111,387)	(806,108)
Less: Gain on Sale of Real Estate Investments	-0-	-0-	(5,387,886)	-0-
Less: Lease Termination Income	-0-	-0-	(210,261)	-0-
Net Operating Income- NOI	$28,365,565	$23,168,064	$55,808,483	$46,148,226

The components of our NOI for the three and six months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017

Rental Revenue	$28,609,985	$23,610,830	$56,302,467	$46,891,686
Reimbursement Revenue	5,011,523	3,697,361	10,060,863	7,598,116
Total Rental and Reimbursement Revenue	33,621,508	27,308,191	66,363,330	54,489,802
Real Estate Taxes	(3,779,648)	(2,851,862)	(7,642,311)	(5,758,843)
Operating Expense	(1,476,295)	(1,288,265)	(2,912,536)	(2,582,733)
Net Operating Income- NOI	$28,365,565	$23,168,064	$55,808,483	$46,148,226

NOI from property operations increased $5,197,501, or 22%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 and increased $9,660,257, or 21%, for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017. These increases were primarily due to the acquisition of eight industrial properties purchased during the last half of fiscal 2017 and the three industrial properties purchased during the first half of fiscal 2018.

Acquisitions

On November 2, 2017, we purchased a newly constructed 121,683 square foot industrial building, situated on 16.2 acres, located in Charleston, SC. The building is 100% net-leased to FedEx Corporation (FDX) for 15 years through August 2032. The purchase price was $21,872,170. We obtained a 15 year fully-amortizing mortgage loan of $14,200,000 at a fixed interest rate of 4.23%. Annual rental revenue over the remaining term of the lease averages approximately $1,315,000.

On November 30, 2017, we purchased a newly constructed 300,000 square foot industrial building, situated on 123 acres, located in Oklahoma City, OK. The building is 100% net-leased to Amazon.com Services, Inc. for 10 years through October 2027. The lease is guaranteed by Amazon.com, Inc. The purchase price was $30,250,000. We obtained a 10 year mortgage loan amortizing over 18 years, of $19,600,000 at a fixed interest rate of 3.64%. Annual rental revenue over the remaining term of the lease averages approximately $1,884,000.

On January 22, 2018, we purchased a newly constructed 831,764 square foot industrial building, situated on 62.4 acres, located in Savannah, GA. The building is 100% net-leased to Shaw Industries, Inc. for 10 years through September 2027. The purchase price was $57,483,636. We obtained a 14 year fully-amortizing mortgage loan of $33,300,000 at a fixed interest rate of 3.53%. Annual rental revenue over the remaining term of the lease averages approximately $3,551,000.

FDX, Amazon.com Services, Inc.’s ultimate parent, Amazon.com, Inc. and Shaw Industries, Inc.’s ultimate parent, Berkshire Hathaway, Inc. are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on those websites.

Subsequent to quarter end, on April 6, 2018, we purchased a newly constructed 399,440 square foot industrial building, situated on 27.5 acres, located in Daytona Beach, FL. The building is 100% net-leased to B. Braun Medical Inc. for 10 years through April 1, 2028. The purchase price was $30,750,540. We obtained a 15 year fully-amortizing mortgage loan of $19,500,000 at a fixed interest rate of 4.25%. Annual rental revenue over the remaining term of the lease averages approximately $2,128,000.

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

Disposition

Two leases that were set to expire during fiscal 2018 were leased to Kellogg Sales Company (Kellogg) at our 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and at our 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. On December 18, 2017, we sold our property, located in Kansas City, MO for $4,900,000, with net sale proceeds to us of approximately $4,602,000 and on December 22, 2017, we sold our property, located in Orangeburg, NY for $6,170,000, with net sale proceeds to us of approximately $5,898,000. The sale of these two properties resulted in a realized gain of approximately $5,388,000, representing a 105% gain over the depreciated U.S. GAAP basis and a realized net gain of approximately $1,804,000, representing a 21% net gain over our historic undepreciated cost basis. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

Commitments

In addition to the property purchased subsequent to quarter end, as described previously, we have entered into agreements to purchase two new industrial buildings. One of the purchase commitments is for a new built-to-suit industrial building that is leased to Amazon Fulfillment Services, Inc. and is guaranteed by Amazon.com, Inc. The other purchase commitment is for a new build-to-suit industrial building that is currently being developed in Charleston, SC and is leased to FedEx Ground Package System, Inc. The two new buildings consist of approximately 624,000 square feet, with a weighted average net-leased term of 12.3 years. The total purchase price for these two properties is approximately $80,863,000. Approximately 363,000 square feet, or 58%, is leased to Amazon Fulfillment Services, Inc. and approximately 261,000 square feet, or 42%, is leased to FedEx Ground Package System, Inc. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions sometime during the remainder of fiscal 2018 and the first quarter of fiscal 2019. In connection with one of these properties, we have entered into a commitment to obtain a 15 year, fully-amortizing mortgage loan of $29,860,000 at a fixed rate of 3.82%.

We are under contract to sell two properties consisting of (i) an 87,500 square foot vacant building located in Ft. Myers, FL, for $6,400,000, which is approximately $2,400,000 above our U.S. GAAP net book carrying value, and (ii) a 68,370 square foot building located in Colorado Springs, CO for $5,800,000, which was approximately our U.S. GAAP net book carrying value. The completion of these two sales are each anticipated to close during the third quarter of fiscal 2018 and are subject to customary closing conditions and requirements.

We have committed to construct a parking lot expansion at a property that is being leased to FedEx Ground Package System, Inc. located in Ft. Mills, SC. The expansion costs are expected to be approximately $1,834,000. Upon completion, annualized rent will be increased by approximately $183,000 from approximately $1,415,000 to approximately $1,598,000. Additionally, the lease will be extended for 10 years from the date of completion.

See PART I, Item 1 – Business in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for a more complete discussion of the economic and industry-wide factors relevant to us and the opportunities, challenges, and risks on which we are focused.

Significant Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP). The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our Consolidated Financial Statements. Actual results may differ from these estimates under different assumptions or conditions.

On a regular basis, we evaluate our assumptions, judgments and estimates. We believe that there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for fiscal year ended September 30, 2017.

Changes in Results of Operations

As of March 31, 2018, we owned 109 properties with total square footage of approximately 19,928,000, as compared to 100 properties with total square footage of approximately 16,554,000, as of March 31, 2017, representing an increase in square footage of 20%. At quarter end, our weighted average lease expiration term was approximately 7.8 years as compared to 7.4 years at the end of the prior year period. Our occupancy rate was 99.2% as of March 31, 2018 as compared to 100.0% as of March 31, 2017, representing a decrease of 80 basis points. Our weighted average building age was 9.2 years as of March 31, 2018 as compared to 10.0 years as of March 31, 2017. Subsequent to quarter end, we purchased a newly constructed 399,440 square foot industrial building located in Daytona Beach, FL.

Fiscal 2018 Renewals

In fiscal 2018, approximately 8% of our gross leasable area, representing 16 leases totaling 1,546,637 square feet, was set to expire. As of the date of this quarterly report, 7 of the 16 leases have been renewed. One of the seven leases, which is with FedEx Ground Package System, Inc. for a property located in Hanahan (Charleston), SC, has renewed for only four months because the tenant plans to move its operations from our 91,776 square foot facility to a newly constructed facility, which is also located in Charleston, SC. Once the construction is complete, we are under contract to purchase this new facility, consisting of 261,240 square feet, subject to satisfactory completion of due diligence and other customary closing conditions and requirements. In addition, once the construction is complete, this brand-new facility will be leased for 15 years. Excluding the four month lease renewal at the Hanahan (Charleston), SC, location, the six leases that have renewed thus far represent 568,898 square feet, or 37% of the expiring square footage, and have a weighted average lease term of 6.1 years. These lease renewals resulted in an increase in the weighted average lease rate of 3.9% on a U.S. GAAP straight-line basis and a 1.5% increase on a cash basis.

We have incurred, or we expect to incur tenant improvement costs of approximately $435,000 and leasing commission costs of approximately $432,000 in connection with these six lease renewals. The table below summarizes the lease terms of the six leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Hanahan (Charleston), SC (3)	FedEx Ground	91,776	$7.35	$7.35	7/31/18	$7.35	$7.35	11/30/18	0.3	$-0-	$-0-

Chattanooga, TN	FedEx Express	60,637	$5.13	$5.13	10/31/17	$5.26	$5.26	10/31/22	5.0	$0.43	$0.11
Lakeland, FL	FedEx Express	32,105	4.83	4.83	11/30/17	4.83	4.83	11/30/27	10.0	0.37	0.10
Orlando, FL	FedEx Express	110,638	5.69	6.02	11/30/17	6.02	6.02	11/30/27	10.0	0.12	0.12
St. Joseph, MO	Altec Industries	126,880	2.75	2.75	2/28/18	2.94	2.87	2/28/23	5.0	0.01	0.13
Edwardsville, KS	Carlisle Tire	179,280	4.23	4.39	5/31/18	4.10	4.15	7/31/23	5.2	0.05	0.16
Augusta, GA	FedEx Ground	59,358	7.64	7.64	6/30/18	8.64	8.64	6/30/21	3.0	-0-	-0-
	Total	568,898

Weighted Average (2)			$4.67	$4.78		$4.85	$4.85		6.1	$0.13	$0.12

Amount calculated based on the total cost divided by the square feet, divided by the renewal term.
(1)	Total and Weighted Average amounts exclude the Hanahan (Charleston), SC property.
(2)	Renewed for only four months because the tenant plans to move its operations from our 91,776 square foot facility located in Hanahan (Charleston), SC to a brand new, build-to-suit 261,240 square foot facility, which is currently under construction and is also in Charleston, SC. We are under contract to purchase this newly constructed facility once construction is complete.

Excluding the four-month lease renewal at the Hanahan (Charleston), SC location, the remaining six lease renewals result in a weighted average term of 6.1 years and a renewed U.S. GAAP straight-line weighted average lease rate of $4.85 per square foot. The renewed weighted average initial cash rent per square foot is also $4.85. This compares to the former weighted average rent of $4.67 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $4.78 per square foot, representing an increase in the weighted average lease rate of 3.9% on a U.S. GAAP straight-line basis and an increase of 1.5% on a cash basis.

Two leases that were set to expire during fiscal 2018 were leased to Kellogg Sales Company (Kellogg) at our 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and at our 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. On December 18, 2017, we sold our property, located in Kansas City, MO for $4,900,000, with net sale proceeds to us of approximately $4,602,000 and on December 22, 2017, we sold our property, located in Orangeburg, NY for $6,170,000, with net sale proceeds to us of approximately $5,898,000. The sale of these two properties resulted in a realized gain of approximately $5,388,000, representing a 105% gain over the depreciated U.S. GAAP basis and a realized net gain of approximately $1,804,000, representing a 21% net gain over our historic undepreciated cost basis. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

Another remaining lease set to expire during fiscal 2018 was leased to Caterpillar Logistics Services, Inc. (Caterpillar) at our 218,120 square foot facility located in Griffin, GA through December 31, 2017. In September 2017, we entered into a three year lease agreement with Rinnai America Corporation through December 31, 2020 for this location. The new lease commenced on January 1, 2018, with initial annual rent of $807,044, representing $3.70 per square foot, with 3.0% annual increases thereafter, resulting in a straight-line annualized rent of $831,000, representing $3.81 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line and the former cash rent of $5.36 per square foot, representing a decrease in the average lease rate of 28.9% on a U.S. GAAP straight-line basis and a decrease of 31.0% on a cash basis.

Our 68,370 square foot facility located in Colorado Springs, CO (which is included in Real Estate Held for Sale) is leased by FedEx Ground Package System, Inc. through September 30, 2018. The tenant has informed us that they will not be renewing this lease because they have moved their operations from our 68,370 square foot facility to our recently constructed 225,362 square foot facility, which is also located in Colorado Springs, CO. On June 9, 2016, we purchased this newly constructed 225,362 square foot industrial building, which is leased for 10 years through January 2026. The original 68,370 square foot Colorado Springs, CO facility is under contract to be sold for $5,800,000, which is approximately our U.S. GAAP net book carrying value. The sale is anticipated to close during the third quarter of fiscal 2018, subject to customary closing conditions and requirements.

One of our tenants that leased 80,856 square feet at our 255,658 square foot industrial park located in Monaca (Pittsburgh), PA did not renew their lease that expired on December 31, 2017.

The remaining four leases that are still set to expire during fiscal 2018 are currently under discussion.

Effective November 1, 2017, we entered into a 10.2 year lease agreement with FBM Gypsum Supply of Illinois, LLC for our 36,270 square foot facility located in Urbandale (Des Moines), IA. The lease agreement provides for two months of free rent, after which, on January 1, 2018, initial annual rent of $159,588, representing $4.40 per square foot commenced, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of approximately $172,000, representing $4.74 per square foot through the expiration date of the lease, which is December 31, 2027. This new rent compares to the former average rent of $3.56 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $3.88 per square foot, representing an increase in the average lease rate of 33.1% on a U.S. GAAP straight-line basis and an increase of 13.4% on a cash basis.

Rental Revenue increased $4,999,155, or 21%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Rental Revenue increased $9,410,781, or 20%, for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017. These increases were primarily due to the acquisition of eight industrial properties purchased during the last half of fiscal 2017 and the three industrial properties purchased during the first half of fiscal 2018.

Our single-tenant properties are subject to net leases which require the tenants to reimburse us for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, Reimbursement Revenue increased $1,314,162, or 36%, Real Estate Tax Expense increased $927,786, or 33%, and Operating Expenses increased $188,030, or 15%. For the six months ended March 31, 2018 compared to the six months ended March 31, 2017, Reimbursement Revenue increased $2,462,747, or 32%, Real Estate Tax Expense increased $1,883,468, or 33%, and Operating Expenses increased $329,803, or 13%. These increases in Reimbursement Revenue, Real Estate Taxes and Operating Expenses for the three and six months ended March 31, 2018 were primarily due to our newly acquired properties. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the three months ended March 31, 2018 has increased to 95% from 89% for the three months ended March 31, 2017. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the six months ended March 31, 2018 has increased to 95% from 91% for the six months ended March 31, 2017.

General and Administrative Expenses increased $139,499, or 7%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. General and Administrative Expenses increased $644,068, or 18%, for the six months ended March 31, 2018, as compared to the six months ended March 31, 2017. The increase in both the three and six months ended March 31, 2018 was primarily due to an increase in salaries and director fees which were due to a combination of increases in wage rates and head count of employees and a combination of increases in director fees and head count of directors. General and Administrative Expenses, as a percentage of gross revenue (which includes Rental Revenue, Reimbursement Revenue and Dividend and Interest Income) decreased to 6.1% for the three months ended March 31, 2018 as compared to 7.2% for the three months ended March 31, 2017 and decreased to 5.8% for the six months ended March 31, 2018 as compared to 6.2% for the six months ended March 31, 2017. Annualized General and Administrative Expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation) decreased to 48 basis points from 51 basis points for the six months ended March 31, 2018 and 2017, respectively.

There were no Acquisition Costs for the three months ended March 31, 2018 and 2017, respectively. Acquisition Costs amounted to $-0- and $178,526 for the six months ended March 31, 2018 and 2017, respectively. As a result of adopting ASU 2017-01, prospectively as of April 1, 2017, as permitted under the standard, effective April 1, 2017, we no longer account for our property acquisitions as business combinations and instead we account for our property acquisitions as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized to real estate investments as part of the purchase price as opposed to being expensed as Acquisition Costs under the previous accounting treatment for business combinations. Therefore, subsequent to April 1, 2017, we no longer expense Acquisition Costs for our property acquisitions.

We recognized a Gain on Sale of Securities Transactions of $11,234 and $-0- for the three months ended March 31, 2018 and 2017, respectively and recognized a Gain on Sale of Securities Transactions of $111,387 and $806,108 for the six months ended March 31, 2018 and 2017, respectively. In addition, our unrealized holding gains (losses) on our investment in securities decreased from an unrealized gain of $6,570,565 as of September 30, 2017 to an unrealized loss of $31,124,653 as of March 31, 2018, resulting in a decrease for the six months ended March 31, 2018 of $37,695,218. We recognized dividend income on our investment in securities of $2,885,821 and $1,438,005 for the three months ended March 31, 2018 and 2017, respectively, representing an increase of 101%. We recognized dividend income on our investments in securities of $5,748,465 and $2,726,807 for the six months ended March 31, 2018 and 2017, respectively, representing an increase of 111%. These increases are due to a higher average carrying value of the REIT securities portfolio during the current three and six month periods compared to the prior year three and six month periods. The REIT securities portfolio’s weighted average yield for six months ended March 31, 2018 was approximately 10.5% as compared to 7.5% for the six months ended March 31, 2017. We held $144,630,426 in marketable REIT securities as of March 31, 2018, representing 8.3% of our undepreciated assets.

Interest Expense, including Amortization of Financing Costs, increased $1,418,021, or 22%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Interest Expense, including Amortization of Financing Costs, increased $2,660,749, or 21%, for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017. This increase is primarily due to an increase in the average balance of Fixed Rate Mortgage Notes Payable due to the 11 newly acquired properties purchased since April 1, 2017. The Fixed Rate Mortgage Notes Payable balance increased $155,789,214, or 32% from March 31, 2017 to March 31, 2018. This increase was partially offset by a decrease of 26 basis points in the weighted average interest rate of the Fixed Rate Mortgage Notes Payable, which decreased from 4.37% at March 31, 2017 to 4.11% at March 31, 2018.

Changes in Financial Condition

We generated Net Cash from Operating Activities of $42,838,574 and $30,845,775 for the six months ended March 31, 2018 and 2017, respectively.

Net Real Estate Investments increased $91,069,489 from September 30, 2017 to March 31, 2018. This increase was mainly due to the purchase of three net-leased industrial properties, located in Charleston, SC, Oklahoma City, OK and Savannah, GA, totaling approximately 1,253,000 square feet, for approximately $109,606,000, of which approximately $107,392,000 was allocated to Net Real Estate Investments. The increase was partially offset by Depreciation Expense for the six months ended March 31, 2018 of $17,342,046.

Securities Available for Sale increased $20,865,656 from September 30, 2017 to March 31, 2018. The increase was due to the purchase of securities totaling $61,068,920, offset by the sale of securities with a cost basis of $2,508,046 and by a net decrease in Unrealized Holding Gain (Loss) of $37,695,218. The securities sold during the six month period resulted in realized gains totaling $111,387.

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs (Mortgage Notes Payable) increased $40,686,862 from September 30, 2017 to March 31, 2018. The increase was mostly due to the origination of three fixed rate mortgages totaling $67,100,000 obtained in connection with the acquisitions of three industrial properties purchased in the first half of fiscal 2018. These three mortgage loans have an original weighted average loan maturity of 13.0 years and a weighted average interest rate of 3.71%. Details on these three fixed rate mortgages are as follows:

Property	Mortgage amount	Maturity Date	Interest Rate
Charleston, SC	$14,200,000	12/1/2032	4.23%
Oklahoma City, OK	19,600,000	12/1/2027	3.64%
Savannah, GA	33,300,000	2/1/2032	3.53%

The increase in Mortgage Notes Payable was also partially due to the amortization of financing costs associated with the Mortgage Notes Payable of approximately $409,000. This increase was partially offset by scheduled payments of principal of approximately $26,226,000, which includes the full repayment of two mortgages associated with two properties located in Richfield, OH and Tampa, FL, totaling approximately $6,160,000. In addition, the increase in Mortgage Notes Payable was partially offset by the addition of deferred financing costs of approximately $596,000, of which approximately $578,000 is associated with the three mortgages obtained in connection with the acquisitions of the three industrial properties purchased in the first half of fiscal 2018.

Excluding Debt Issuance Costs, the weighted average interest rate on the Fixed Rate Mortgage Notes Payable decreased by 26 basis points from the prior year quarter from 4.37% at March 31, 2017 to 4.11% at March 31, 2018.

We are scheduled to repay a total of approximately $53,376,000 in mortgage principal payments over the next 12 months. We intend to make these principal payments from the funds generated from Cash from Operations, the DRIP, the At-The-Market Preferred Equity Program (Preferred Stock ATM Program) and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $42,838,574 and $30,845,775 for the six months ended March 31, 2018 and 2017, respectively. Dividends paid on common stock for the six months ended March 31, 2018 and 2017 were $26,319,599 and $22,613,315, respectively (of which $6,045,930 and $4,536,751, respectively, were reinvested). We pay dividends from cash generated from operations.

As of March 31, 2018, we held $144,630,426 in marketable REIT securities, representing 8.3% of our undepreciated assets (which is our total assets excluding accumulated depreciation). We generally limit our marketable securities investments to no more than approximately 10% of our undepreciated assets. From time to time, we may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, we may borrow up to 50% of the value of the marketable securities. As of March 31, 2018, we had $44,341,511 drawn against the margin. The marketable REIT securities portfolio provides us with additional liquidity, diversification and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of March 31, 2018, we had net Unrealized Holding Losses on our portfolio of $31,124,653 as compared to net Unrealized Holding Gains of $6,570,565 as of September 30, 2017, representing a decrease of $37,695,218. We recognized a Gain on Sale of Securities Transactions of $11,234 and $-0- for the three months ended March 31, 2018 and 2017, respectively, and recognized a Gain on Sale of Securities Transactions of $111,387 and $806,108 for the six months ended March 31, 2018 and 2017, respectively. We recognized dividend income on our investment in securities of $2,885,821 and $1,438,005 for the three months ended March 31, 2018 and 2017, respectively, representing an increase of 101%, and $5,748,465 and $2,726,807 for the six months ended March 31, 2018 and 2017, respectively, representing an increase of 111%. The dividends received from our investments continue to meet our expectations.

As of March 31, 2018, the we owned 109 properties, of which 60 carried mortgage loans with outstanding principal balances totaling $639,836,890. The 49 unencumbered properties could be refinanced to raise additional funds, although covenants in our unsecured line of credit facility (the Facility) limit the amount of unencumbered properties that can be mortgaged. As of March 31, 2018, we have drawn down $110,000,000 on the Facility, which had an interest rate of 3.58%. The Facility has total potential availability up to $300,000,000, including the additional $100,000,000 accordion feature. The Facility matures September 2020, with a one-year extension at our option.

As of March 31, 2018, we had total assets of $1,559,891,572 and liabilities of $809,533,791. Our net debt (net of unamortized debt issuance costs and net of cash and cash equivalents) to total market capitalization as of March 31, 2018 was approximately 34% and our net debt, less marketable securities (net of unamortized debt issuance costs, net of cash and cash equivalents and net of marketable securities) to total market capitalization as of March 31, 2018 was approximately 28%. We believe that we have the ability to meet our obligations and to generate funds for new investments.

On June 29, 2017, we entered into a Preferred Stock ATM Program with FBR Capital Markets & Co. in which we may, from time to time, offer and sell additional shares of our 6.125% Series C Preferred Stock, with a liquidation preference of $25.00 per share, having an aggregate sales price of up to $100,000,000. We began selling shares through the Preferred Stock ATM Program on July 3, 2017. During the six months ended March 31, 2018, we sold 1,255,931 shares under our Preferred Stock ATM Program at a weighted average price of $25.09 per share, and generated net proceeds, after offering expenses, of approximately $30,942,000.

As of March 31, 2018, 11,095,376 shares of the 6.125% Series C Preferred Stock were issued and outstanding.

We raised $49,042,921 (including dividend reinvestments of $6,045,930) from the issuance of 3,161,320 shares of common stock under the DRIP during the six months ended March 31, 2018. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 49,851 common shares for a total cost of $769,482, or a weighted average cost of $15.44 per share. During the six months ended March 31, 2018, we paid $26,319,599 in total cash dividends, or $0.17 per share to common shareholders, of which $6,045,930 was reinvested in the DRIP. On April 2, 2018, our Board of Directors declared a dividend of $0.17 per common share to be paid on June 15, 2018 to common shareholders of record as of the close of business on May 15, 2018.

During the six months ended March 31, 2018, we paid $8,301,342 in Preferred Dividends, or $0.765625 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2017 through February 28, 2018. As of March 31, 2018, we have accrued Preferred Dividends of $1,415,816 covering the period March 1, 2018 to March 31, 2018. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. On April 2, 2018, our Board of Directors declared a dividend of $0.3828125 per share to be paid June 15, 2018 to the 6.125% Series C Preferred shareholders of record as of the close of business on May 15, 2018.

We use a variety of sources to fund our cash needs in addition to cash generated from operations. We may sell marketable securities from our investment portfolio, borrow on our unsecured line of credit facility or securities margin loans, refinance debt, or raise capital through the DRIP, the Preferred Stock ATM Program or capital markets.

We have been raising capital through our DRIP, the Preferred Stock ATM Program, mortgage loans, draws on our unsecured line of credit, sale of marketable securities and funds generated from our investments in net-leased industrial properties. We may raise capital through registered direct placements and public offerings of common and preferred stock. We believe that funds generated from operations, from the DRIP and from the Preferred Stock ATM Program, our ability to finance and refinance our properties, and our availability under our unsecured line of credit will provide sufficient funds to adequately meet our obligations over the next year.

We have a concentration of FDX and FDX subsidiary-leased properties, consisting of 59 separate stand-alone leases covering approximately 9,513,000 square feet as of March 31, 2018 and 55 separate stand-alone leases covering approximately 8,187,000 square feet as of March 31, 2017. The 59 separate stand-alone leases that are leased to FDX and FDX subsidiaries have a weighted average lease maturity of 8.5 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 48% (8% to FDX and 40% to FDX subsidiaries) as of March 31, 2018 and 49% (6% to FDX and 43% to FDX subsidiaries) as of March 31, 2017. As of March 31, 2018, no other tenant accounted for 5% or more of our total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 60% (7% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2018 and was 59% (6% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2017. No other tenant accounted for 5% or more of our total Rental and Reimbursement Revenue for the six months ended March 31, 2018 and 2017.

FDX is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov. FDX is rated “BBB” by S&P Global Ratings (www.standardandpoors.com) and is rated “Baa2” by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of FDX, S&P Global Ratings or Moody’s on such websites.

In addition to real estate property holdings, we held $144,630,426 in marketable REIT securities at March 31, 2018, representing 8.3% of our undepreciated assets (which is our total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance our diversification. The securities portfolio provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

In addition to the property purchased subsequent to quarter end, we have entered into agreements to purchase two new industrial buildings. One of the purchase commitments is for a new built-to-suit industrial building that is leased to Amazon Fulfillment Services, Inc. and is guaranteed by Amazon.com, Inc. The other purchase commitment is for a new build-to-suit industrial building that is currently being developed in Charleston, SC and is leased to FedEx Ground Package System, Inc. The two new buildings consist of approximately 624,000 square feet, with a weighted average net-leased term of 12.3 years. The total purchase price for these two properties is approximately $80,863,000. Approximately 363,000 square feet, or 58%, is leased to Amazon Fulfillment Services, Inc. and approximately 261,000 square feet, or 42%, is leased to FedEx Ground Package System, Inc. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions sometime during the remainder of fiscal 2018 and the first quarter of fiscal 2019. In connection with one of these properties, we have entered into a commitment to obtain a 15 year, fully-amortizing mortgage loan of $29,860,000 at a fixed rate of 3.82%.

We are under contract to sell two properties consisting of (i) an 87,500 square foot vacant building located in Ft. Myers, FL, for $6,400,000, which is approximately $2,400,000 above our U.S. GAAP net book carrying value, and (ii) a 68,370 square foot building located in Colorado Springs, CO for $5,800,000, which was approximately our U.S. GAAP net book carrying value. The completion of these two sales are each anticipated to close during the third quarter of fiscal 2018 and are subject to customary closing conditions and requirements.

We have committed to construct a parking lot expansion at a property that is being leased to FedEx Ground Package System, Inc. located in Ft. Mills, SC. The expansion costs are expected to be approximately $1,834,000. Upon completion, annualized rent will be increased by approximately $183,000 from approximately $1,415,000 to approximately $1,598,000. Additionally, the lease will be extended for 10 years from the date of completion.

We intend to acquire additional net-leased industrial properties on long-term leases, primarily to investment grade tenants or their subsidiaries, and when needed, expand our current properties. The funds may come from free cash flow from operations, mortgage loans, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, proceeds from the Preferred Stock ATM Program, private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Funds From Operations, Core Funds From Operations and Adjusted Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO, excluding acquisition costs. We define Adjusted Funds From Operations (AFFO) as Core FFO, excluding stock based compensation expense, depreciation of corporate office tenant improvements, amortization of deferred financing costs, lease termination income, net gain or loss on sale of securities transactions, effect of non-cash U.S. GAAP straight-line rent adjustments, non-recurring other expenses and less recurring capital expenditures. We define recurring capital expenditures as all capital expenditures, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO, Core FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO, Core FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO, Core FFO and AFFO and, accordingly, our FFO, Core FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO, Core FFO and AFFO are significant components in understanding our financial performance.

FFO, Core FFO and AFFO are non-GAAP performance measures and (i) do not represent Cash Flow from Operations as defined by U.S. GAAP; (ii) should not be considered as an alternative to Net Income or Net Income Attributable to Common Shareholders as a measure of operating performance or to Cash Flows from Operating, Investing and Financing Activities; and (iii) are not an alternative to Cash Flows from Operating, Investing and Financing Activities as a measure of liquidity. FFO, Core FFO and AFFO, as calculated by us, may not be comparable to similarly titled measures reported by other REITs.

The following is a reconciliation of our U.S. GAAP Net Income to our FFO, Core FFO and AFFO for the three and six months ended March 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017
Net Income Attributable to Common Shareholders	$7,396,784	$4,842,575	$20,710,239	$10,998,736
Plus: Depreciation Expense (excluding Corporate Office Capitalized Costs)	8,818,574	7,099,906	17,263,081	14,053,686
Plus: Amortization of Intangible Assets	397,116	240,973	740,862	508,820
Plus: Amortization of Capitalized Lease Costs	217,183	212,275	437,185	417,717
Less: (Gain) / Plus: Loss on Sale of Real Estate Investments	-0-	-0-	(5,387,886)	95,336
FFO Attributable to Common Shareholders	16,829,657	12,395,729	33,763,481	26,074,295
Plus: Acquisition Costs	-0-	-0-	-0-	178,526
Core FFO Attributable to Common Shareholders	16,829,657	12,395,729	33,763,481	26,252,821
Plus: Depreciation of Corporate Office Capitalized Costs	39,488	39,171	78,965	77,886
Plus: Stock Compensation Expense	111,406	166,190	242,169	266,345
Plus: Amortization of Financing Costs	302,556	384,984	596,450	665,897
Less: Gain on Sale of Securities Transactions	(11,234)	-0-	(111,387)	(806,108)
Less: Lease Termination Income	-0-	-0-	(210,261)	-0-
Less: Recurring Capital Expenditures	(64,474)	(188,390)	(283,720)	(376,802)
Less: Effect of Non-cash U.S. GAAP Straight-line Rent Adjustment	(360,458)	(286,617)	(756,486)	(629,856)
AFFO Attributable to Common Shareholders	$16,846,941	$12,511,067	$33,319,211	$25,450,183

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the six months ended March 31, 2018 and 2017:

	Six Months Ended
	3/31/2018	3/31/2017

Operating Activities	$42,838,574	$30,845,775
Investing Activities	(161,056,280)	(79,130,314)
Financing Activities	120,461,848	(24,513,070)

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and are described under the above heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	the ability of our tenants to make payments under their respective leases;
●	our reliance on certain major tenants;
●	our ability to re-lease properties that are currently vacant or that become vacant;
●	our ability to obtain suitable tenants for our properties;
●	changes in real estate market conditions, economic conditions in the industrial sector and the market in which our properties are located and general economic conditions;
●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;
●	our ability to acquire, finance and sell properties on attractive terms;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our mortgages and credit facilities at maturity on terms favorable to us, or at all;
●	the loss of any member of our management team;
●	our ability to comply with debt covenants;
●	our ability to integrate acquired properties and operations into existing operations;
●	continued availability of proceeds from issuances of our debt or equity securities;
●	the availability of other debt and equity financing alternatives;
●	market conditions affecting our investment in marketable securities of other REIT’s;
●	changes in interest rates under our current credit facility and under any additional variable rate debt arrangements that we may enter into in the future;
●	our ability to successfully implement our selective acquisition strategy;
●	our ability to maintain internal controls and procedures to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	declines in the market prices of our investment securities; and
●	our ability to qualify as a REIT for federal income tax purposes.

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to March 31, 2018 (the date of this Quarterly Report on Form 10-Q).

ITEM 4. Controls and Procedures.

Our President and Chief Executive Officer (our principal executive officer) and the our Chief Financial Officer (our principal financial and accounting officer) with the assistance of other members of our management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of such period.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal controls over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.	Legal Proceedings. – None

Item 1A.

Risk Factors.

The following risk factors supplement and to the extent inconsistent supersedes the risks discussed in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, or the 2017 Annual Report. In addition to the following risk factors and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the 2017 Annual Report, which could materially affect our business, financial condition or future results. The risks described herein and in the 2017 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 5.

Other Information.

MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

Introductory Notes

The following is a general summary of certain material U.S. federal income tax considerations regarding our Company and the purchase, ownership or disposition of our stock. Supplemental U.S. Federal income tax considerations relevant to the ownership of the other securities offered by this prospectus may be provided in the prospectus supplement that relates to those securities. The following discussion is not exhaustive of all possible tax considerations and does not provide a detailed discussion of any state, local or foreign tax considerations, nor does it discuss all of the aspects of Federal income taxation that may be relevant to a prospective holder of our stock in light of his or her particular circumstances or to stockholders (including insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations, and persons who are not citizens or residents of the United States) who are subject to special treatment under the Federal income tax laws.

Unless otherwise indicated or unless the context otherwise indicates, references in this prospectus supplement to the terms “Company,” “we,” “us,” “our,” and “Monmouth” refer to Monmouth Real Estate Investment Corporation, a Maryland corporation, and its consolidated subsidiaries.

The U.S. Federal income tax treatment of holders of our stock depends in some instances on determinations of fact and interpretations of complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. Each prospective purchaser is advised to consult his or her own tax advisor, regarding the specific tax consequences to him or her of the acquisition, ownership and sale of our stock and our election to be taxed as a REIT, including the Federal, state, local, foreign, and other tax consequences of such acquisition, ownership, sale, and election and of potential changes in applicable tax laws.

Taxation of the Company as a REIT

General. We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year which ended September 30, 1968. Our qualification and taxation as a REIT depends upon our ability to meet on a continuing basis, through actual annual operating results, distribution levels and diversity of stock ownership, the various qualification tests and organizational requirements imposed under the Code, as discussed below. We believe that we are organized and have operated in such a manner as to qualify under the Code for taxation as a REIT since our inception, and we intend to continue to operate in such a manner. No assurances, however, can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. See “Failure to Qualify” below.

The following is a general summary of the material Code provisions that govern the Federal income tax treatment of a REIT and its security holders. These provisions of the Code are highly technical and complex. This summary is qualified in its entirety by the applicable Code provisions, the Treasury Regulations, and administrative and judicial interpretations thereof.

Venable LLP has provided to us an opinion to the effect that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT, effective for each of our taxable years ended September 30, 2008 through September 30, 2017, and that our current and proposed organization and method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT for our taxable year ending September 30, 2018 and thereafter. This opinion is filed as an exhibit to the registration statement of which this prospectus is a part. It must be emphasized that this opinion is conditioned upon certain assumptions and representations made by us to Venable LLP as to factual matters relating to our organization and operation. Since qualification as a REIT requires us to satisfy certain income and asset tests throughout the fiscal year ending September 30, 2018, Venable LLP’s opinion is based upon assumptions and our representations as to future conduct, income and assets. In addition, this opinion is based upon our factual representations concerning our business and properties as described in the reports filed by us under the Federal securities laws.

Qualification and taxation as a REIT depends upon our ability to meet on a continuing basis, through actual annual operating results, the various requirements under the Code described in this prospectus with regard to, among other things, the sources of our gross income, the composition of our assets, our distribution levels, and our diversity of stock ownership. Venable LLP will not review our operating results on an ongoing basis. While we intend to operate so that we qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we have satisfied all of the tests for REIT qualification or will continue to do so.

If we qualify for taxation as a REIT, we generally will not be subject to Federal corporate income taxes on net income that we currently distribute to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from investment in a corporation.

Notwithstanding our REIT election, however, we will be subject to Federal income tax in the following circumstances.

First, we will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains, provided, however, that properly designated undistributed capital gains will effectively avoid taxation at the stockholder level.

Second, if we have (i) net income from the sale or other disposition of “foreclosure property” (which is, in general, property acquired by foreclosure or otherwise on default of a loan secured by the property) that is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, we will be subject to tax at the highest corporate rate on such income.

Third, if we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax on prohibited transactions.

Fourth, if we should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), and have nonetheless maintained our qualification as a REIT because certain other requirements have been met, we will be subject to a tax in an amount equal to the greater of the amount by which we fail to satisfy the 75% or 95% gross income test, multiplied in either case by a fraction intended to reflect our profitability.

Fifth, if we should fail to satisfy any of the asset tests (as discussed below) for a particular quarter and do not qualify for certain de minimis exceptions but have nonetheless maintained our qualification as a REIT because certain other requirements are met, we will be subject to a tax equal to the greater of (i) $50,000 or (ii) the amount determined by multiplying the highest corporate tax rate by the net income generated by certain disqualified assets for a specified period of time.

Sixth, if we fail to satisfy REIT requirements other than the income or asset tests but nonetheless maintain our qualification because certain other requirements are met, we must pay a penalty of $50,000 for each such failure.

Seventh, if we should fail to distribute during each calendar year at least the sum of (i) 85% of our REIT ordinary income for such year; (ii) 95% of our REIT capital gain net income for such year (for this purpose such term includes capital gains which we elect to retain but which we report as distributed to our stockholders. See “Annual Distribution Requirements” below); and (iii) any undistributed taxable income from prior years, we would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed and certain retained amounts.

Eighth, if we acquire any asset from a corporation that is or has been a C corporation in a transaction in which our basis in the asset is less than the fair market value of the asset, in each case determined as of the date on which we acquired the asset, and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset. The results described in this paragraph with respect to the recognition of gain assume that the C corporation will refrain from making an election to receive different treatment under applicable Treasury Regulations on its tax return for the year in which we acquire the asset from the C corporation. The IRS has issued Treasury Regulations that generally exclude from the application of this built-in gains tax any gain from the sale of property acquired in an exchange under Section 1031 (a like-kind exchange) or Section 1033 (an involuntary conversion) of the Code.

Ninth, we would be subject to a 100% penalty tax on amounts received (or on certain expenses deducted by a TRS (as defined below)) if arrangements among us, our tenants and a TRS were not comparable to similar arrangements among unrelated parties.

Requirements for Qualification

The Code defines a REIT as a corporation, trust or association that meets the following requirements:

i. is managed by one or more trustees or directors;

ii. the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

iii. would be taxable as a domestic corporation but for Sections 856 through 859 of the Code;

iv. is neither a financial institution nor an insurance company subject to certain provisions of the Code;

v. the beneficial ownership of which is held by 100 or more persons;

vi. not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each taxable year after applying certain attribution rules;

vii. that makes an election to be treated as a REIT for the current taxable year or has made an election for a previous taxable year which has not been terminated or revoked; and

viii. that meets certain other tests, described below, regarding the nature of its income and assets.

The Code provides that conditions (i) through (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Condition (vi) must be met during the last half of each taxable year. For purposes of determining stock ownership under condition (vi), a supplemental unemployment compensation benefits plan, a private foundation or a portion of a trust permanently set aside or used exclusively for charitable purposes generally is considered an individual. However, a trust that is a qualified trust under Section 401(a) of the Code generally is not considered an individual, and beneficiaries of a qualified trust are treated as holding shares of a REIT in proportion to their actuarial interests in the trust for purposes of condition (vi). Conditions (v) and (vi) do not apply until after the first taxable year for which an election is made to be taxed as a REIT. We have issued sufficient common stock with sufficient diversity of ownership to allow us to satisfy requirements (v) and (vi). In addition, our charter contains restrictions regarding the transfer of our stock intended to assist in continuing to satisfy the stock ownership requirements described in (v) and (vi) above. These restrictions, however, may not ensure that we will be able to satisfy these stock ownership requirements. If we fail to satisfy these stock ownership requirements, we may fail to qualify as a REIT.

In addition, if a corporation elected to be a REIT subsequent to October 4, 1976, it must have as its taxable year the calendar year. We elected to be classified as a REIT prior to that date. Consequently, our taxable year ends September 30.

To qualify as a REIT, we cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year. We believe that we have complied with this requirement.

For our tax years beginning prior to January 1, 1998, pursuant to applicable Treasury Regulations, to be taxed as a REIT, we were required to maintain certain records and request on an annual basis certain information from our stockholders designed to disclose the actual ownership of our outstanding shares. For our tax years beginning January 1, 1998 and after, these records and informational requirements are no longer a condition to REIT qualification. Instead, a monetary penalty will be imposed for failure to comply with these requirements. We have complied with such requirements. If we comply with these regulatory rules, and we do not know, or exercising reasonable diligence would not have known, whether we failed to meet requirement (vi) above, we will be treated as having met the requirement.

Qualified REIT Subsidiaries

If a REIT owns a corporate subsidiary that is a “qualified REIT subsidiary,” the separate existence of that subsidiary generally will be disregarded for Federal income tax purposes. Generally, a qualified REIT subsidiary is a corporation, other than a TRS, all of the stock of which is owned by the REIT. All assets, liabilities and items of income, deduction and credit of the qualified REIT subsidiary will be treated as assets, liabilities and items of income, deduction and credit of the REIT itself. A qualified REIT subsidiary of ours will not be subject to Federal corporate income taxation, although it may be subject to state and local taxation in some states.

Taxable REIT Subsidiaries

A “taxable REIT subsidiary” is an entity taxable as a corporation in which we own stock and that elects with us to be treated as a TRS under Section 856(l) of the Code. If one of our TRS owns, directly or indirectly, securities representing more than 35% of the vote or value of a subsidiary corporation, that subsidiary will also be treated as a TRS of ours. A TRS is subject to Federal income tax, and state and local income tax where applicable, as a regular “C” corporation.

Generally, a TRS can perform certain impermissible tenant services without causing us to receive impermissible tenant services income under the REIT income tests. However, several provisions regarding the arrangements between a REIT and its TRSs ensure that a TRS will be subject to an appropriate level of Federal income taxation. For example, a TRS is limited in its ability to deduct interest payments made to us. In addition, we will be obligated to pay a 100% penalty tax on some payments that we receive or on certain expenses deducted by the TRS if the economic arrangements among us, our tenants and the TRS are not comparable to similar arrangements among unrelated parties. We currently have a TRS, MREIC Financial, Inc., and may establish additional TRSs in the future. To date, MREIC Financial, Inc. has not been engaged in significant activities.

Ownership of Partnership Interests

In the case of a REIT that is a partner in a partnership, the REIT is deemed to own its proportionate share of the partnership’s assets, and to earn its proportionate share of the partnership’s income, for purposes of the asset and gross income tests applicable to REITs. In addition, the assets and gross income of the partnership are deemed to retain the same character in the hands of the REIT. Thus, our proportionate share of the assets and items of income of partnerships in which we own an equity interest are treated as our assets and items of income for purposes of applying the REIT requirements. Our proportionate share is generally determined, for these purposes, based upon our percentage interest in the partnership’s equity capital; however, for purposes of the 10% value-based asset test described below, the percentage interest also takes into account certain debt securities issued by the partnership and held by us. Consequently, to the extent that we directly or indirectly hold a preferred or other equity interest in a partnership, the partnership’s assets and operations may affect our ability to qualify as a REIT, even if we have no control, or only limited influence, over the partnership.

Income Tests

To maintain our qualification as a REIT, two separate percentage tests relating to the source of our gross income must be satisfied annually. First, at least 75% of our gross income (excluding gross income from prohibited transactions) for each taxable year generally must be derived directly or indirectly from investments relating to real property, dividends paid by other REITs, mortgages on real property (including “rents from real property,” gain, and, in certain circumstances, interest) or from certain types of temporary investments. Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property investments described above, dividends, interest and gain from the sale or disposition of stock or securities, or from any combination of the foregoing.

Rents received by us will qualify as “rents from real property” in satisfying the above gross income tests only if several conditions are met. First, the amount of rent generally must not be based in whole or in part on the income or profits of any person. However, amounts received or accrued generally will not be excluded from “rents from real property” solely by reason of being based on a fixed percentage or percentages of receipts or sales.

Second, rents received from a tenant will not qualify as “rents from real property” if we, or a direct or indirect owner of 10% or more of our stock, actually or constructively own 10% or more of such tenant. We may, however, lease our properties to a TRS and rents received from that subsidiary generally will not be disqualified from being “rents from real property” by reason of our ownership interest in the subsidiary if at least 90% of the property in question is leased to unrelated tenants and the rent paid by the TRS is substantially comparable to the rent paid by the unrelated tenants for comparable space, as determined pursuant to the rules in Section 856(d)(8) of the Code.

Third, if rent attributable to personal property that is leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.” This 15% test is based on relative fair market values of the real and personal property.

Generally, for rents to qualify as “rents from real property” for the purposes of the gross income tests, we are only allowed to provide services that are both “usually or customarily rendered” in connection with the rental of real property and not otherwise considered “rendered to the occupant.” Income received from any other service will be treated as “impermissible tenant service income” unless the service is provided, in the case of impermissible services that are customary, through an independent contractor that bears the expenses of providing the services and from whom we derive no revenue or, in the case of even non-customary impermissible services, through a TRS, subject to specified limitations. The amount of impermissible tenant service income we receive is deemed to be the greater of the amount actually received by us or 150% of our direct cost of providing the service. If the impermissible tenant service income exceeds 1% of our total income from a property, then all of the income from that property will fail to qualify as rents from real property. If the total amount of impermissible tenant service income from a property does not exceed 1% of our total income from that property, the income will not cause the rent paid by tenants of that property to fail to qualify as rents from real property, but the impermissible tenant service income itself will not qualify as rents from real property.

In addition to being structured to satisfy the above listed conditions, our leases will be structured with the intent to qualify as true leases for Federal income tax purposes. If, however, our leases were recharacterized as service contracts, mortgages or partnership agreements, rather than true leases, or disregarded altogether for tax purposes, all or part of the payments that we, our applicable subsidiary or other lessor entity receives from the lessees would not be considered rent or would not otherwise satisfy the various requirements for qualification as “rents from real property.” In that case, we very likely would not be able to satisfy either the 75% or 95% gross income tests and, as a result, could lose our REIT status.

Distributions from TRSs or other corporations that are not REITs or qualified REIT subsidiaries will be classified as dividend income to the extent of the earnings and profits of the distributing corporation. Such dividends will generally constitute qualifying income for purposes of the 95% gross income test but not for purposes of the 75% gross income test. Any dividends received by us from a REIT, however, will be qualifying income for purposes of both the 75% and 95% gross income tests.

In certain circumstances, we may receive reimbursements for certain expenses that we have advanced. In general, we intend to structure any such reimbursements so that they constitute a nontaxable recovery of a previous advance and not gross income to us.

It is possible that we will be paid interest on loans secured by real property. All interest income qualifies under the 95% gross income test, and interest on loans secured by real property qualifies under the 75% gross income test; provided, that in both cases the interest does not depend, in whole or in part, on the income or profits of any person (excluding amounts based on a fixed percentage of receipts or sales). If a loan is secured by both real property and other property, the interest on it may nevertheless qualify under the 75% gross income test. We may acquire mortgage, mezzanine, bridge loans and other debt investments. Interest income constitutes qualifying mortgage interest for purposes of the 75% gross income test to the extent that the obligation upon which such interest is paid is secured by a mortgage on real property. If we receive interest income with respect to a mortgage loan that is secured by both real property and other property, and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date that we committed to acquire the loan, or agreed to modify the loan in a manner that is treated as an acquisition of a new loan for Federal income tax purposes, then the interest income will be apportioned between the real property and the other collateral, and our income from the loan will qualify for purposes of the 75% gross income test only to the extent that the interest is allocable to the real property. For purposes of the preceding sentence, however, under recently issued IRS guidance we do not need to re-determine the fair market value of real property in connection with a loan modification that is occasioned by a default or made at a time when we reasonably believe the modification to the loan will substantially reduce a significant risk of default on the original loan, and any such modification will not be treated as a prohibited transaction.

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are entitled to relief under certain provisions of the Code. Prior to October 22, 2004, these relief provisions generally were available if our failure to meet such tests was due to reasonable cause and not due to willful neglect, if we attached a schedule of the nature and amount of our income to our Federal income tax return for such years, and if any incorrect information on the schedules was not due to fraud with intent to evade tax. Under current law, the relief provisions generally will be available with respect to a failure to meet such tests if our failure was due to reasonable cause and not due to willful neglect, and, following the REIT’s identification of the failure to meet either of the gross income tests, a description of each item of the REIT’s gross income is set forth in a schedule for the relevant taxable year that is filed in accordance with the applicable regulations. It is not possible, however, to state whether in all circumstances we would be entitled to the benefit of these relief provisions. As discussed above in “Taxation of the Company as a REIT,” even if these relief provisions were to apply, a tax would be imposed equal to the excess impermissible gross income multiplied by a fraction intended to reflect our profitability.

Other Rules Regarding Income

Prohibited Transaction Income. Any gain that we realize on the sale of property held as inventory or otherwise held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a 100% penalty tax. The amount of gain would include any gain realized by qualified REIT subsidiaries and our share of any gain realized by any of the partnerships or limited liability companies in which we own an interest. This prohibited transaction income may also adversely affect our ability to satisfy the income tests for qualification as a REIT since such income is disregarded for purposes of these tests. Under existing law, whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all of the facts and circumstances surrounding the particular transaction. We intend to continue to hold our properties for investment with a view to long-term appreciation and to engage in the business of acquiring, developing and owning our properties. We have made, and may in the future make, occasional sales of properties consistent with our investment objectives. We do not intend to enter into any sales that are prohibited transactions. The IRS may contend, however, that one or more of these sales is subject to the 100% penalty tax.

Foreclosure Property. Foreclosure property is real property and any personal property incident to such real property (i) that is acquired by us as a result of our having bid in the property at foreclosure, or having otherwise reduced the property to ownership or possession by agreement or process of law, after there was a default (or default was imminent) on a lease of the property or a mortgage loan held by and secured by the property, (ii) for which the related loan or lease was acquired by us at a time when default was not imminent or anticipated, and (iii) for which we make a proper election to treat the property as foreclosure property. Property otherwise qualifying as foreclosure property has that status for the year of acquisition plus the three following years, unless such period is extended by the IRS. REITs generally are subject to tax at the maximum corporate rate (currently 21%) on any net income from foreclosure property, including any gain from the disposition of the foreclosure property, other than income that would otherwise be qualifying income for purposes of the 75% gross income test. Any gain from the sale of property for which a foreclosure property election has been made will not be subject to the 100% tax on gains from prohibited transactions described above, even if the property would otherwise constitute inventory or dealer property in the hands of the selling REIT. We do not anticipate that we will receive any income from foreclosure property that is not qualifying income for purposes of the 75% gross income test.

Hedging Transactions. We may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps, and floors, options to purchase these items, and futures and forward contracts. Under current law, income from “hedging transactions” will not constitute gross income for purposes of the 95% and 75% gross income tests. A “hedging transaction” means any transaction entered into in the normal course of our trade or business primarily to manage the risk of interest rate, price changes, or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets. In addition, income from hedging transactions made primarily to manage the risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% income tests (or any property which generates such income or gain) also will not constitute gross income for purposes of the 95% and 75% gross income tests. We must properly identify any such hedges in our books and records before the close of the day on which it was acquired, originated, or entered into and satisfy certain other identification requirements. If a REIT enters into a qualifying hedge but disposes of the underlying property (or a portion thereof) or the underlying debt (or a portion thereof) is extinguished, the REIT can enter into a hedge of the original qualifying hedge, and income from the subsequent hedge will also not be included in income for purposes of the 75% or 95% gross income tests. To the extent that we hedge with other types of financial instruments, the income from those transactions is not likely to be treated as qualifying income for purposes of the gross income tests. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.

Cancellation of Indebtedness Income. We may finance acquisitions of property by incurring debt. In the event that we (i) cannot satisfy the full amount of the debt, (ii) negotiate a modification of the terms of the debt with the lender, or (iii) buy back the debt at a discounted price, we may have to recognize cancellation of indebtedness, or COD, income. Under current law, COD income will not constitute gross income for purposes of the 75% and 95% gross income tests.

Cash/Income Differences/Phantom Income

Due to the nature of the assets in which we will invest, we may be required to recognize taxable income from those assets in advance of our receipt of cash flow on or proceeds from disposition of such assets, and may be required to report taxable income in early periods that exceeds the economic income ultimately realized on such assets.

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for Federal income tax purposes. Any payment of principal on such debt may have to be included in our income as interest income under the “market discount” rules as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

In addition, pursuant to our investment strategy, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, and would hold the modified loan with a cost basis equal to its principal amount for Federal income tax purposes.

In addition, in the event that any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income.

Further, under the Tax Cuts and Jobs Act of 2017, or the TCJA, for taxable years beginning after December 31, 2017, our deduction for net business interest expense generally will be limited to 30% of our adjusted taxable income. If we are subject to this interest expense limitation, our REIT taxable income for a taxable year may be increased. Taxpayers that engage in certain real estate businesses may elect out of this rule, provided that such electing taxpayers must use an alternative depreciation system. We believe that we will be eligible to make this election. If we make this election, although we would not be subject to the interest expense limitation described above, our depreciation deductions may be reduced and, as a result, our REIT taxable income for a taxable year may be increased.

Due to each of these potential timing differences between income recognition or expense deduction and cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized. See “— Annual Distribution Requirements.”

Asset Tests

At the close of each quarter of our taxable year, we must satisfy six tests relating to the nature of our assets.

1. At least 75% of the value of our total assets must be represented by “real estate assets,” cash, cash items and government securities, as such terms are defined in the Code. Our real estate assets include, for this purpose, our allocable share of real estate assets held by the partnerships in which we own an interest, and the non-corporate subsidiaries of these partnerships, stock of other REITs and stock or debt instruments held for less than one year purchased with the proceeds of an offering of shares or long-term debt.

2. Not more than 25% of the value of our total assets may be represented by securities, other than those in the 75% asset class.

3. Except for certain investments in REITs, TRSs and other securities in the 75% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets.

4. Except for certain investments in REITs, TRSs and other securities in the 75% asset class, we may not own more than 10% of the total voting power of any one issuer’s outstanding securities.

5. Except for certain investments in REITs, TRSs and other securities in the 75% asset class, we may not own more than 10% of the total value of the outstanding securities of any one issuer, other than securities that qualify for the debt safe harbors discussed below.

6. The aggregate value of all securities of TRSs held by us may not exceed (i) for taxable years beginning prior to January 1, 2018, 25% of the value of our gross assets, and (ii) for taxable years beginning after December 31, 2017, 20% of the value of our gross assets.

7. No more than 25% of the value of our total assets may consist of debt instruments issued by “publicly offered REITs” (i.e., a REIT that is required to file annual and periodic reports with the SEC under the Securities Exchange Act of 1934) to the extent such debt instruments are not secured by real property or interests in real property.

For purposes of these asset tests, any shares of qualified REIT subsidiaries are not taken into account, and any assets owned by the qualified REIT subsidiary are treated as owned directly by the REIT.

Securities, for purposes of the asset tests, may include debt we hold. However, the following types of arrangements generally will not be considered securities held by us for purposes of the 10% value test:

1. straight debt securities of an issuer which meet the requirements of Section 856(m)(2) of the Code, discussed below;

2. any loan to an individual or an estate;

3. any Section 467 rental agreement, other than with certain related persons;

4. any obligation to pay rents from real property as defined in Section 856(d)(1) of the Code;

5. any security issued by a state or any political subdivision thereof, the District of Columbia, a foreign government or any political subdivision thereof, or the Commonwealth of Puerto Rico, but only if the determination of any payment received or accrued under such security does not depend in whole or in part on the profits of any entity not described in the category or payments on any obligation issued by such an entity;

6. any security issued by a REIT; or

7. any other arrangement as determined by the IRS.

Under Section 856(m)(2) of the Code, debt generally will constitute “straight debt” if the debt is a written unconditional promise to pay on demand or on a specified date a sum certain in money (i) which is not convertible, directly or indirectly, into stock and (ii) the interest rate (or the interest payment dates) of which is not contingent on profits, the borrower’s discretion or similar factors. However, a security may satisfy the definition of “straight debt” even though the time of payment of interest or principal thereunder is subject to a contingency, if: (a) such contingency does not have the effect of changing the effective yield to maturity more than the greater of 0.25% or 5% of the annual yield to maturity, or (b) neither the aggregate issue price nor the aggregate face amount of the issuer’s debt instruments held by the REIT exceeds $1 million and not more than 12 months of unaccrued interest can be required to be prepaid thereunder. Second, a security can satisfy the definition of “straight debt” even though the time or amount of any payment thereunder is subject to a contingency upon a default or the exercise of a prepayment right by the issuer of the debt, provided that such contingency is consistent with customary commercial practice.

Certain “look-through” rules apply in determining a REIT partner’s share of partnership securities for purposes of the 10% value test. Under such rules, a REIT’s interest as a partner in a partnership is not considered a security, and the REIT is deemed to own its proportionate share of each of the assets of the partnership. In addition, the REIT’s interest in the partnership assets is the REIT’s proportionate interest in any securities issued by the partnership, other than securities qualifying for the above safe harbors. Therefore, a REIT that is a partner in a partnership must look through both its equity interest and interest in non-safe harbor debt securities issued by the partnership.

Any non-safe harbor debt instrument issued by a partnership will not be considered a security to the extent of the REIT’s interest as a partner in the partnership. Also, any non-safe harbor debt instrument issued by a partnership will not be considered a security if at least 75% of the partnership’s gross income (excluding gross income from prohibited transactions) is derived from the sources that are qualifying income for the 75% gross income test applicable to REITs.

Certain corporate or partnership securities that otherwise would qualify under the straight debt safe harbor will not so qualify if the REIT holding such securities, and any of its controlled TRSs, holds other securities of the issuer which are not securities qualifying for any safe harbors if such non-qualifying securities have an aggregate value greater than 1% of the issuer’s outstanding securities.

With respect to each issuer in which we currently own an interest that does not qualify as a REIT, a qualified REIT subsidiary or a TRS, we believe that our pro rata share of the value of the securities, including unsecured debt, of any such issuer does not exceed 5% of the total value of our assets and that we comply with the 10% voting securities limitation and 10% value limitation (taking into account the debt safe harbors with respect to certain issuers). With respect to our compliance with each of these asset tests, however, we cannot provide any assurance that the IRS might not disagree with our determinations.

After initially meeting the asset tests after the close of any quarter, we will not lose our status as a REIT if we fail to satisfy the asset tests at the end of a later quarter solely by reason of changes in the relative values of our assets. If the failure to satisfy the asset tests arises immediately after, and is wholly or partly the result of, the acquisition of securities or other property during a quarter, the failure can be cured by a disposition of sufficient non-qualifying assets within 30 days after the close of that quarter. We have maintained and intend to continue to maintain adequate records of the value of our assets to ensure compliance with the asset tests and to take any available actions within 30 days after the close of any quarter as may be required to cure any noncompliance with the asset tests. We cannot ensure that these steps always will be successful. If we were to fail to cure the noncompliance with the asset tests within this 30 day period, we could fail to qualify as a REIT.

A REIT, however, will not lose its REIT status for failing to satisfy the requirements of the 5% and 10% tests if such failure is due to the ownership of assets the total value of which does not exceed the lesser of: (i) 1% of the total value of the REIT’s assets at the end of the quarter for which such measurement is done or (ii) $10 million. However, the REIT must either: (x) dispose of the assets within six months after the last day of the quarter in which the REIT identifies the failure (or such other time period prescribed by the IRS), or (y) otherwise meet the requirements of those rules by the end of such time period.

In addition, if a REIT fails to meet any of the asset test requirements for a particular quarter, and the failure exceeds the above-described de minimis standard, then the REIT still will be considered to have satisfied these tests if the REIT satisfies several requirements. First, the REIT’s failure to satisfy the particular asset test must be due to reasonable cause and not due to willful neglect. Second, the REIT must file a schedule of the assets resulting in such failure with the IRS in accordance with the regulations and must dispose of the assets within six months after the last day of the quarter in which the REIT identified the failure (or such other time period prescribed by the IRS) or otherwise meet the requirements of those rules by the end of such time period. Finally, the REIT must pay a tax equal to the greater of $50,000 or the amount determined by multiplying the highest corporate tax rate by the net income generated by the assets described in the schedule for the period beginning on the first date that the failure occurs and ending on the date when the REIT disposes of such assets or the end of the first quarter when the REIT no longer fails to satisfy the particular asset test.

Also, if a REIT fails to satisfy requirements other than the income or asset tests, the REIT will not lose its qualification as a REIT provided such violations are due to reasonable cause and not due to willful neglect and the REIT pays a penalty of $50,000 for each such failure.

Annual Distribution Requirements

We, in order to maintain our qualification as a REIT, must distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (i) the sum of (a) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. Such distributions generally must be paid in the taxable year to which they relate. Dividends may be paid in the following year in two circumstances. First, dividends may be declared in the following year if the dividends are declared before we timely file our tax return for the year and paid within 12 months of the end of the tax year but before the first regular dividend payment made after such declaration. Second, if we declare a dividend in October, November or December of any year with a record date in one of these months and pay the dividend on or before January 31 of the following year, we will be treated as having paid the dividend on December 31 of the year in which the dividend was declared. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the nondistributed amount at regular capital gains and ordinary corporate tax rates. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of:

● 85% of our ordinary income for that year;

● 95% of our capital gain net earnings for that year; and

● 100% of our undistributed taxable income from prior years.

We may elect to retain and pay tax on net long-term capital gains and require our stockholders to include their proportionate share of such undistributed net capital gains in their income. If we make such election, stockholders would receive a tax credit attributable to their share of the capital gains tax paid by us, and would receive an increase in the basis of their shares in us in an amount equal to the stockholder’s share of the undistributed net long-term capital gain reduced by the amount of the credit. Further, any undistributed net long-term capital gains that are included in the income of our stockholders pursuant to this rule will be treated as distributed for purposes of the 4% excise tax.

In addition, our “REIT taxable income” will be reduced by any taxes we are required to pay on any gain we recognize from the disposition of any asset we acquired from a corporation that is or has been a C corporation in a transaction in which our basis in the asset is less than the fair market value of the asset, in each case determined as of the date on which we acquired the asset, within the five-year period following our acquisition of such asset.

We have made and intend to continue to make timely distributions sufficient to satisfy the annual distribution requirements. It is possible, however, that we, from time to time, may not have sufficient cash or liquid assets to meet the distribution requirements due to timing differences between the actual receipt of income and actual payment of deductible expenses and the inclusion of such income and deduction of such expenses in arriving at our taxable income, or if the amount of nondeductible expenses such as principal amortization or capital expenditures exceeds the amount of noncash deductions. In the event that such timing differences occur, in order to meet the distribution requirements, we may arrange for short-term, or possibly long-term, borrowing or pay distributions in the form of taxable stock dividends to permit the payment of required dividends. If the amount of nondeductible expenses exceeds noncash deductions, we may refinance our indebtedness to reduce principal payments and may borrow funds for capital expenditures.

Under certain circumstances, we may be able to rectify a failure to meet the distribution requirement for a year by paying “deficiency dividends” to stockholders in a later year that may be included in our deduction for dividends paid for the earlier year. Thus, we may avoid being taxed on amounts distributed as deficiency dividends; however, we will be required to pay interest to the IRS based upon the amount of any deduction taken for deficiency dividends.

Failure to Qualify

If we fail to qualify for taxation as a REIT in any taxable year and no relief provisions apply, we will be subject to tax on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify will not be deductible by us, nor will such distributions be required to be made. In such event, to the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as dividend income, and, subject to certain limitations in the Code, corporate distributees may be eligible for the dividends received deduction and non-corporate taxpayers will be taxed at the same Federal income tax rates as capital gains are subject to tax for Federal income tax purposes. Further, while non-corporate stockholders generally may deduct up to 20% of dividends from a REIT (other than capital gain dividends and dividends treated as qualified dividend income) for taxable years beginning after December 3, 2017 and before January 1, 2026, if we fail to qualify as a REIT, such stockholders may not claim this deduction with regards to dividends paid by us. Unless entitled to relief under specific statutory relief provisions, we will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to such statutory relief.

Taxation of Stockholders

Federal Income Tax Considerations for Holders of Our Stock

The following summary describes the principal Federal income tax consequences to you of purchasing, owning and disposing of our stock. This summary assumes you will hold shares of our stock as a “capital asset” (generally, property held for investment within the meaning of Section 1221 of the Code). It does not address all the tax consequences that may be relevant to you in light of your particular circumstances. In addition, this discussion does not address the tax consequences relevant to persons who receive special treatment under the Federal income tax law, except where specifically noted. Holders receiving special treatment include, without limitation:

● financial institutions, banks and thrifts;

● insurance companies;

● tax-exempt organizations;

● “S” corporations;

● traders in securities that elect to mark to market;

● partnerships, pass-through entities and persons holding our stock through a partnership or other pass-through entity;

● stockholders subject to the alternative minimum tax;

● regulated investment companies and REITs;

● non-U.S. governments and international organizations;

●non-U.S. stockholders that are passive foreign investment companies or controlled foreign corporations;

● broker-dealers or dealers in securities or currencies;

● U.S. expatriates;

● persons holding our stock as part of a hedge, straddle, conversion, integrated or other risk reduction or constructive sale transaction; or

● U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar.

If you are considering purchasing our stock, you should consult your tax advisors concerning the application of Federal income tax laws to your particular situation as well as any consequences of the purchase, ownership and disposition of our stock arising under the laws of any state, local or non-U.S. taxing jurisdiction.

When we use the term “U.S. stockholder,” we mean a holder of shares of our stock who, for Federal income tax purposes, is:

● an individual who is a citizen or resident of the United States;

● a corporation, including an entity treated as a corporation for Federal income tax purposes, created or organized in or under the laws of the United States or of any state thereof or in the District of Columbia;

● an estate the income of which is subject to Federal income taxation regardless of its source; or

● a trust that (1) is subject to the primary supervision of a U.S. court and the control of one or more U.S. persons or (2) has a valid election in effect under applicable Treasury Regulations to be treated as a U.S. person.

If you hold shares of our stock and are not a U.S. stockholder or an entity taxed as a partnership for Federal income tax purposes, you are a “non-U.S. stockholder.”

If a partnership or other entity treated as a partnership for Federal income tax purposes holds shares of our stock, the tax treatment of a partner generally will depend on the status of the partner and on the activities of the partnership. Partners of partnerships holding shares of our stock are encouraged to consult their tax advisors.

Taxation of Taxable U.S. Stockholders

Distributions Generally. Distributions out of our current or accumulated earnings and profits will be treated as dividends and, other than with respect to capital gain dividends and certain amounts which have previously been subject to corporate-level tax discussed below, will be taxable to our taxable U.S. stockholders as dividend income when actually or constructively received. See “— Tax Rates” below. As long as we qualify as a REIT, these distributions will not be eligible for the dividends-received deduction in the case of U.S. stockholders that are corporations or, except to the extent provided in “— Tax Rates” below, the preferential rates on qualified dividend income applicable to U.S. stockholders taxed at individual rates. For purposes of determining whether distributions to holders of our stock are out of current or accumulated earnings and profits, our earnings and profits will be allocated first to our outstanding preferred stock and then to our outstanding common stock.

To the extent that we make distributions on our stock in excess of our current and accumulated earnings and profits, these distributions will be treated first as a tax-free return of capital to a U.S. stockholder. This treatment will reduce the U.S. stockholder’s adjusted tax basis in such shares of stock by the amount of the distribution, but not below zero. Distributions in excess of our current and accumulated earnings and profits and in excess of a U.S. stockholder’s adjusted tax basis in its shares will be taxable as capital gain. Such gain will be taxable as long-term capital gain if the shares have been held for more than one year. Dividends we declare in October, November, or December of any year and which are payable to a stockholder of record on a specified date in any of these months will be treated as both paid by us and received by the stockholder on December 31 of that year, provided we actually pay the dividend on or before January 31 of the following year. U.S. stockholders may not include in their own income tax returns any of our net operating losses or capital losses.

Capital Gain Dividends. Dividends that we properly designate as capital gain dividends will be taxable to our taxable U.S. stockholders as a gain from the sale or disposition of a capital asset held for more than one year, to the extent that such gain does not exceed our actual net capital gain for the taxable year. U.S. stockholders that are corporations may, however, be required to treat up to 20% of certain capital gain dividends as ordinary income. If we properly designate any portion of a dividend as a capital gain dividend, then, except as otherwise required by law, we presently intend to allocate a portion of the total capital gain dividends paid or made available to holders of all classes of our stock for the year to the holders of each class of our stock in proportion to the amount that our total dividends, as determined for Federal income tax purposes, paid or made available to the holders of each such class of our capital stock for the year bears to the total dividends, as determined for Federal income tax purposes, paid or made available to holders of all classes of our capital stock for the year.

Retention of Net Capital Gains. We may elect to retain, rather than distribute as a capital gain dividend, all or a portion of our net capital gains. If we make this election, we would pay tax on our retained net capital gains. In addition, to the extent we so elect, our earnings and profits (determined for Federal income tax purposes) would be adjusted accordingly, and a U.S. stockholder generally would:

● include its pro rata share of our undistributed net capital gains in computing its long-term capital gains in its return for its taxable year in which the last day of our taxable year falls, subject to certain limitations as to the amount that is includable;

● be deemed to have paid its share of the capital gains tax imposed on us on the designated amounts included in the U.S. stockholder’s income as long-term capital gain;

● receive a credit or refund for the amount of tax deemed paid by it;

● increase the adjusted basis of its stock by the difference between the amount of includable gains and the tax deemed to have been paid by it; and

● in the case of a U.S. stockholder that is a corporation, appropriately adjust its earnings and profits for the retained capital gains in accordance with Treasury Regulations to be promulgated by the IRS.

Passive Activity Losses and Investment Interest Limitations. Distributions we make and gain arising from the sale or exchange by a U.S. stockholder of our shares will not be treated as passive activity income. As a result, U.S. stockholders generally will not be able to apply any “passive losses” against this income or gain. A U.S. stockholder may elect to treat capital gain dividends, capital gains from the disposition of our stock and income designated as qualified dividend income, described in “— Tax Rates” below, as investment income for purposes of computing the investment interest limitation, but in such case, the stockholder will be taxed at ordinary income rates on such amounts. Other distributions made by us, to the extent they do not constitute a return of capital, generally will be treated as investment income for purposes of computing the investment interest limitation.

Dispositions of Our Stock. Except as described below under “— Redemption or Repurchase by Us,” if a U.S. stockholder sells or disposes of shares of stock, it will recognize gain or loss for Federal income tax purposes in an amount equal to the difference between the amount of cash and the fair market value of any property received on the sale or other disposition and the holder’s adjusted basis in the shares. This gain or loss, except as provided below, will be a long-term capital gain or loss if the holder has held such stock for more than one year. However, if a U.S. stockholder recognizes a loss upon the sale or other disposition of stock that it has held for six months or less, after applying certain holding period rules, the loss recognized will be treated as a long-term capital loss to the extent the U.S. stockholder received distributions from us which were required to be treated as long-term capital gains.

Redemption or Repurchase by Us. A redemption or repurchase of shares of our stock will be treated under Section 302 of the Code as a distribution (and taxable as a dividend to the extent of our current and accumulated earnings and profits as described under “— Distributions Generally”) unless the redemption or repurchase satisfies one of the tests set forth in Section 302(b) of the Code and is therefore treated as a sale or exchange of the redeemed or repurchased shares. A redemption or repurchase generally will be treated as a sale or exchange if it:

● is “substantially disproportionate” with respect to the U.S. stockholder;

● results in a “complete termination” of the U.S. stockholder’s stock interest in us; or

● is “not essentially equivalent to a dividend” with respect to the U.S. stockholder, all within the meaning of Section 302(b) of the Code.

In determining whether any of these tests have been met, shares of stock, including common stock and other equity interests in us, considered to be owned by the U.S. stockholder by reason of certain constructive ownership rules set forth in the Code, as well as shares of our stock actually owned by the U.S. stockholder, must generally be taken into account. Because the determination as to whether any of the alternative tests of Section 302(b) of the Code will be satisfied with respect to the U.S. stockholder depends upon the facts and circumstances at the time that the determination must be made, U.S. stockholders are advised to consult their tax advisors to determine such tax treatment.

If a redemption or repurchase of shares of our stock is treated as a distribution, the amount of the distribution will be measured by the amount of cash and the fair market value of any property received. See “— Distributions Generally.” A U.S. stockholder’s adjusted tax basis in the redeemed or repurchased shares will be transferred to the U.S. shareholder’s remaining shares of our stock, if any. If the U.S. stockholder owns no other shares of our stock, under certain circumstances, such basis may be transferred to a related person or it may be lost entirely. Proposed Treasury Regulations, if enacted in their current form, would affect the basis recovery rules described above. It is not clear whether these proposed regulations will be enacted in their current form or at all. Prospective investors should consult their tax advisors regarding the Federal income tax consequences of a redemption or repurchase of our stock.

If a redemption or repurchase of shares of our stock is not treated as a distribution, it will be treated as a taxable sale or exchange in the manner described under “— Dispositions of Our Stock.”

Conversion to Common Stock. A conversion of the 6.125% Series C Preferred Stock to shares of our common stock should generally be characterized as a recapitalization within the meaning of Section 368(a)(1)(E) of the Code. Except for cash received in lieu of fractional shares (discussed below), this recapitalization generally should be tax free to the holder of the 6.125% Series C Preferred Stock (i.e., no gain or loss should be recognized). Such holder should generally have (i) an aggregate adjusted basis in the common stock received equal to its aggregate adjusted basis in the converted shares (excluding any fractional shares for which cash is received) and (ii) a holding period with respect to the shares of common stock received that includes the period during which the converted shares were held prior to the conversion. Any cash received in lieu of fractional shares generally should be treated as a payment in a taxable exchange for such fractional shares in the manner described under “—Taxation of Taxable U.S. Stockholders—Disposition of Our Stock.”

Tax Rates. The maximum tax rate for taxpayers taxed at individual rates for (1) capital gains, including certain “capital gain dividends,” is generally 20% (although depending on the characteristics of the assets which produced these gains and on designations which we may make, certain capital gain dividends may be taxed at a 25% rate) and (2) “qualified dividend income” is 20%. In general, dividends payable by REITs are not eligible for the reduced tax rate on qualified dividend income, except to the extent that certain holding requirements have been met and the REIT’s dividends are attributable to dividends received from taxable corporations (such as its TRSs) or to income that was subject to tax at the corporate/REIT level (for example, if it distributed taxable income that it retained and paid tax on in the prior taxable year) or to dividends properly designated by the REIT as “capital gain dividends.” U.S. stockholders that are corporations may be required to treat up to 20% of some capital gain dividends as ordinary income.

The TJCA temporarily reduces the highest marginal income tax rate applicable to individuals to 37% (excluding the 3.8% Medicare tax on unearned income, discussed below) from 39.6%. Individuals continue to pay a maximum 20% rate on long-term capital gains and qualified dividend income, as discussed above. However, the TCJA also will allow non-corporate U.S. shareholders to deduct 20% of their dividends from REITs, excluding capital gain dividends and qualified dividend income (which continue to be subject to the 20% rate). As a result, the non-qualified dividend income received by an individual or other non-corporate U.S. shareholder in a REIT will be subject to a maximum effective federal income tax rate of 29.6%, compared with the previously effective rate of 39.6% (plus, in each case, the 3.8% Medicare tax on net investment income). The income tax rate changes applicable to individuals apply for taxable years beginning after December 31, 2017 and before January 1, 2026.

Medicare Tax on Unearned Income. Certain U.S. stockholders that are individuals, estates or trusts are required to pay an additional 3.8% Medicare tax on, among other things, dividends on and capital gains from the sale or other disposition of stock. U.S. stockholders should consult their tax advisors regarding the effect, if any, of this tax on their ownership and disposition of our stock.

Foreign Accounts. Certain payments made to “foreign financial institutions” in respect of accounts of U.S. stockholders at such financial institutions may be subject to withholding at a rate of 30%. U.S. stockholders should consult their tax advisors regarding the effect, if any, of these rules on their ownership and disposition of our stock. See “—Taxation of Non-U.S. Stockholders—Foreign Accounts”.

Information Reporting and Backup Withholding. We are required to report to our U.S. stockholders and the IRS the amount of dividends paid during each calendar year, and the amount of any tax withheld. Under the backup withholding rules, a stockholder may be subject to backup withholding with respect to dividends paid unless the holder is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact, or provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A U.S. stockholder that does not provide us with its correct taxpayer identification number may also be subject to penalties imposed by the IRS. Backup withholding is not an additional tax. Any amount paid as backup withholding will be creditable against the stockholder’s Federal income tax liability, provided the required information is timely furnished to the IRS. In addition, we may be required to withhold a portion of capital gain distributions to any stockholders who fail to certify their non-foreign status. See “— Taxation of Non-U.S. Stockholders.”

Taxation of Tax-Exempt Stockholders

Dividend income from us and gain arising upon a sale of our shares generally should not be unrelated business taxable income, or UBTI, to a tax-exempt stockholder, except as described below. This income or gain will be UBTI, however, if a tax-exempt stockholder holds its shares as “debt-financed property” within the meaning of the Code or if the shares are used in a trade or business of the tax-exempt stockholder. Generally, “debt-financed property” is property the acquisition or holding of which was financed through a borrowing by the tax-exempt stockholder.

For tax-exempt stockholders that are social clubs, voluntary employee benefit associations, or supplemental unemployment benefit trusts exempt from Federal income taxation under Sections 501(c)(7), (c)(9), or (c)(17) of the Code, respectively, income from an investment in our shares will constitute UBTI unless the organization is able to properly claim a deduction for amounts set aside or placed in reserve for specific purposes so as to offset the income generated by its investment in our shares. These prospective investors should consult their tax advisors concerning these “set aside” and reserve requirements.

Notwithstanding the above, however, a portion of the dividends paid by a “pension-held REIT” may be treated as UBTI to certain trusts that hold more than 10%, by value, of the interests in the REIT. A REIT will not be a “pension-held REIT” if it is able to satisfy the “not closely held” requirement without relying on the “look-through” exception with respect to certain trusts or if such REIT is not “predominantly held” by “qualified trusts.” As a result of restrictions on ownership and transfer of our stock contained in our charter, we do not expect to be classified as a “pension-held REIT,” and as a result, the tax treatment described above should be inapplicable to our stockholders. However, because our stock is (and, we anticipate, will continue to be) publicly traded, we cannot guarantee that this will always be the case.

Taxation of Non-U.S. Stockholders

The following discussion addresses the rules governing Federal income taxation of the purchase, ownership and disposition of our stock by non-U.S. stockholders. These rules are complex, and no attempt is made herein to provide more than a brief summary of such rules. Accordingly, the discussion does not address all aspects of Federal income taxation and does not address state, local or non-U.S. tax consequences that may be relevant to a non-U.S. stockholder in light of its particular circumstances. We urge non-U.S. stockholders to consult their tax advisors to determine the impact of Federal, state, local and non-U.S. income tax laws on the purchase, ownership and disposition of shares of our stock, including any reporting requirements.

Distributions Generally. Distributions (including any taxable stock dividends) that are neither attributable to gains from sales or exchanges by us of U.S. real property interests, or USRPI, nor designated by us as capital gain dividends (except as described below) will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. Such distributions ordinarily will be subject to withholding of Federal income tax at a 30% rate or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as effectively connected with the conduct by the non-U.S. stockholder of a U.S. trade or business. Under certain treaties, however, lower withholding rates generally applicable to dividends do not apply to dividends from a REIT. Certain certification and disclosure requirements must be satisfied to be exempt from withholding under the effectively connected income exemption. Dividends that are treated as effectively connected with a U.S. trade or business will generally not be subject to withholding but will be subject to Federal income tax on a net basis at graduated rates, in the same manner as dividends paid to U.S. stockholders are subject to Federal income tax. Any such dividends received by a non-U.S. stockholder that is a corporation may also be subject to an additional branch profits tax at a 30% rate (applicable after deducting Federal income taxes paid on such effectively connected income) or such lower rate as may be specified by an applicable income tax treaty.

Except as otherwise provided below, we expect to withhold Federal income tax at the rate of 30% on any distributions made to a non-U.S. stockholder unless:

1. a lower treaty rate applies and the non-U.S. stockholder files with us an IRS Form W-8BEN evidencing eligibility for that reduced treaty rate; or

2. the non-U.S. stockholder files an IRS Form W-8ECI with us claiming that the distribution is income effectively connected with the non-U.S. stockholder’s trade or business.

Distributions in excess of our current and accumulated earnings and profits will not be taxable to a non-U.S. stockholder to the extent that such distributions do not exceed the adjusted basis of the stockholder’s stock, but rather will reduce the adjusted basis of such stock. To the extent that such distributions exceed the non-U.S. stockholder’s adjusted basis in such stock, they will give rise to gain from the sale or exchange of such stock, the tax treatment of which is described below. For withholding purposes, we expect to treat all distributions as made out of our current or accumulated earnings and profits. However, amounts withheld may be refundable if it is subsequently determined that the distribution was, in fact, in excess of our current and accumulated earnings and profits, provided that certain conditions are met.

Capital Gain Dividends and Distributions Attributable to a Sale or Exchange of U.S. Real Property Interests. Distributions to a non-U.S. stockholder that we properly designate as capital gain dividends, other than those arising from the disposition of a U.S. real property interest, generally should not be subject to Federal income taxation, unless:

1. the investment in our stock is treated as effectively connected with the non-U.S. stockholder’s U.S. trade or business, in which case the non-U.S. stockholder will be subject to the same treatment as U.S. stockholders with respect to such gain, except that a non-U.S. stockholder that is a non-U.S. corporation may also be subject to a branch profits tax of up to 30%; or

2. the non-U.S. stockholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions are met, in which case the nonresident alien individual will be subject to a 30% tax on the individual’s capital gains.

Pursuant to the Foreign Investment in Real Property Tax Act, which is referred to as “FIRPTA,” distributions to a non-U.S. stockholder that are attributable to gain from sales or exchanges by us of “United States real property interests,” or USRPIs, whether or not designated as capital gain dividends, will cause the non-U.S. stockholder to be treated as recognizing such gain as income effectively connected with a U.S. trade or business. Non-U.S. stockholders would generally be taxed at the same rates applicable to U.S. stockholders, subject to any applicable alternative minimum tax. We also will be required to withhold and to remit to the IRS 21% (or 20% to the extent provided in Treasury Regulations) of any distribution to non-U.S. stockholders that is designated as a capital gain dividend or, if greater, 21% of any distribution to non-U.S. stockholders that could have been designated as a capital gain dividend. The amount withheld is creditable against the non-U.S. stockholder’s federal income tax liability. However, any distribution with respect to any class of stock that is “regularly traded” on an established securities market is not subject to FIRPTA, and therefore, not subject to the 21% U.S. withholding tax described above, if the non-U.S. stockholder did not own more than 10% of such class of stock at any time during the one-year period ending on the date of the distribution. Instead, such distributions will generally be treated as ordinary dividend distributions and subject to withholding in the manner described above with respect to ordinary dividends. In addition, distributions to certain non-U.S. publicly-traded stockholders that meet certain record-keeping and other requirements (“qualified shareholders”) are exempt from FIRPTA, except to the extent owners of such qualified shareholders that are not also qualified shareholders own, actually or constructively, more than 10% of the outstanding stock of a publicly traded class. Furthermore, distributions to “qualified foreign pension funds” (as defined in the Code) or entities all of the interests of which are held by “qualified foreign pension funds” are exempt from FIRPTA.

Retention of Net Capital Gains. Although the law is not clear on the matter, it appears that amounts designated by us as retained net capital gains in respect of our stock held by stockholders generally should be treated with respect to non-U.S. stockholders in the same manner as actual distributions of capital gain dividends. Under that approach, the non-U.S. stockholders would be able to offset as a credit against their Federal income tax liability resulting from their proportionate share of the tax paid by us on such retained net capital gains and to receive from the IRS a refund to the extent their proportionate share of such tax paid by us exceeds their actual Federal income tax liability. If we were to designate any portion of our net capital gain as retained net capital gain, a non-U.S. stockholder should consult its tax advisor regarding the taxation of such retained net capital gain.

Sale of Our Stock. Except as described below under “— Redemption or Repurchase by Us,” gain recognized by a non-U.S. stockholder upon the sale, exchange or other taxable disposition of our stock generally will not be subject to Federal income taxation unless such stock constitutes a USRPI. In general, stock of a domestic corporation that constitutes a “United States real property holding corporation,” or USRPHC, will constitute a USRPI. We expect that we will continue to be a USRPHC. Our stock will not, however, constitute a USRPI so long as we are a “domestically controlled qualified investment entity.” A “domestically controlled qualified investment entity” includes a REIT in which at all times during a specified testing period less than 50% in value of its stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot guarantee, that we are a “domestically controlled qualified investment entity.” Because our stock is (and, we anticipate, will continue to be) publicly traded, no assurance can be given that we will continue to be a “domestically controlled qualified investment entity.”

Notwithstanding the foregoing, gain from the sale, exchange or other taxable disposition of our stock not otherwise subject to FIRPTA will be taxable to a non-U.S. stockholder if either (a) the investment in our stock is treated as effectively connected with the non-U.S. stockholder’s U.S. trade or business or (b) the non-U.S. stockholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions are met. In addition, even if we are a domestically controlled qualified investment entity, upon disposition of our stock (subject to the 10% exception applicable to “regularly traded” stock described below), a non-U.S. stockholder may be treated as having gain from the sale or other taxable disposition of a USRPI if the non-U.S. stockholder (1) disposes of such stock within a 30-day period preceding the ex-dividend date of a distribution, any portion of which, but for the disposition, would have been treated as gain from the sale or exchange of a USRPI and (2) acquires, or enters into a contract or option to acquire, or is deemed to acquire, other shares of that stock during the 61-day period beginning with the first day of the 30-day period described in clause (1).

Even if we do not qualify as a “domestically controlled qualified investment entity” at the time a non-U.S. stockholder sells our stock, gain arising from the sale or other taxable disposition by a non-U.S. stockholder of such stock would not be subject to Federal income taxation under FIRPTA as a sale of a USRPI if:

●	such class of stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, such as the NYSE; and

●	such non-U.S. stockholder owned, actually and constructively, 10% or less of such class of our stock throughout the five-year period ending on the date of the sale or exchange.

In addition, dispositions of our stock by qualified shareholders are not subject to FIRPTA, except to the extent owners of such qualified shareholders that are not also qualified shareholders own, actually or constructively, more than 10% of the outstanding stock of a publicly traded class. An actual or deemed disposition of our stock by such shareholders may also be treated as a dividend. Furthermore, dispositions of our capital stock by “qualified foreign pension funds” (as defined in the Code) or entities all of the interests of which are held by “qualified foreign pension funds” are exempt from FIRPTA.

If gain on the sale, exchange or other taxable disposition of our stock were subject to taxation under FIRPTA, the non-U.S. stockholder would be subject to regular Federal income tax with respect to such gain in the same manner as a taxable U.S. stockholder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, if the sale, exchange or other taxable disposition of our stock were subject to taxation under FIRPTA, and if shares of our stock were not “regularly traded” on an established securities market, the purchaser of such stock would generally be required to withhold and remit to the IRS 15% of the purchase price.

Redemption or Repurchase by Us. A redemption or repurchase of shares of our stock will be treated under Section 302 of the Code as a distribution (and taxable as a dividend to the extent of our current and accumulated earnings and profits) unless the redemption satisfies one of the tests set forth in Section 302(b) of the Code and is therefore treated as a sale or exchange of the redeemed shares. See “— Taxation of Taxable U.S. Stockholders — Redemption or Repurchase by Us.” If a redemption or repurchase of shares of our stock is treated as a distribution, the amount of the distribution will be measured by the amount of cash and the fair market value of any property received. See “— Taxation of Non-U.S. Stockholders — Distributions Generally.” If a redemption or repurchase of shares of our stock is not treated as a distribution, it will be treated as a taxable sale or exchange in the manner described under “— Taxation of Non-U.S. Stockholders — Sale of Our Stock.”

Conversion to Common Stock. A conversion of the 6.125% Series C Preferred Stock to shares of our common stock should generally be characterized as a recapitalization within the meaning of Section 368(a)(1)(E) of the Code. Except for cash received in lieu of fractional shares (discussed below), this recapitalization generally should be tax free to the holder of the 6.125% Series C Preferred Stock (i.e., no gain or loss should be recognized). Such holder should generally have (i) an aggregate adjusted basis in the common stock received equal to its aggregate adjusted basis in the converted shares (excluding any fractional shares for which cash is received) and (ii) a holding period with respect to the shares of common stock received that includes the period during which the converted shares were held prior to the conversion. Any cash received in lieu of fractional shares generally should be treated as a payment in a taxable exchange for such fractional shares in the manner described under— Taxation of Non-U.S. Stockholders—Sale of our Stock.”

Information Reporting and Backup Withholding Tax. Generally, we must report annually to the IRS the amount of dividends paid to a non-U.S. stockholder, such holder’s name and address, and the amount of tax withheld, if any. A similar report is sent to the non-U.S. stockholder. Pursuant to tax treaties or other agreements, the IRS may make its reports available to tax authorities in the non-U.S. stockholder’s country of residence.

Payments of dividends or of proceeds from the disposition of stock made to a non-U.S. stockholder may be subject to information reporting and backup withholding unless such holder establishes an exemption, for example, by properly certifying its non-U.S. status on an IRS Form W-8BEN or another appropriate version of IRS Form W-8. Notwithstanding the foregoing, backup withholding and information reporting may apply if either we have or our paying agent has actual knowledge, or reason to know, that a non-U.S. stockholder is a U.S. person.

Backup withholding is not an additional tax. Rather, the Federal income tax liability of persons subject to backup withholding will be reduced by the amount of tax withheld. If withholding results in an overpayment of taxes, a refund or credit may be obtained, provided that the required information is timely furnished to the IRS.

Foreign Accounts. Withholding taxes may apply to certain types of payments made to “foreign financial institutions” (as defined in the Code) and certain other non-U.S. entities (including payments to U.S. stockholders that hold shares of our stock through such a foreign financial institution or non-U.S. entity). Specifically, a 30% withholding tax may be imposed on dividends on, and gross proceeds from the sale or other disposition of, stock paid to a foreign financial institution or to a non-financial foreign entity, unless (i) the foreign financial institution undertakes certain diligence and reporting, (ii) the non-financial foreign entity either certifies it does not have any substantial U.S. owners or furnishes identifying information regarding each substantial U.S. owner, or (iii) the foreign financial institution or non-financial foreign entity otherwise qualifies for an exemption from these rules. If the payee is a foreign financial institution and is subject to the diligence and reporting requirements in clause (i) above, in order to avoid the imposition of such withholding, it must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by certain U.S. persons or U.S.-owned foreign entities, annually report certain information about such accounts to the IRS (or, in some cases, local tax authorities), and withhold 30% on payments it makes to non-compliant foreign financial institutions and certain other account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing these provisions may be subject to different rules.

Under the applicable Treasury Regulations and IRS guidance, the withholding provisions described above will generally apply to current payments of dividends and to payments of gross proceeds from a sale or other disposition of stock on or after January 1, 2019. Because we may not know the extent to which a distribution is a dividend for U.S. federal income tax purposes at the time it is made, for purposes of these withholding rules we may treat the entire distribution as a dividend. Prospective investors should consult their tax advisors regarding these withholding provisions.

Other Tax Consequences

State, local and non-U.S. income tax laws may differ substantially from the corresponding Federal income tax laws, and this discussion does not purport to describe any aspect of the tax laws of any state, local or non-U.S. jurisdiction. You should consult your tax advisor regarding the effect of state, local and non-U.S. tax laws with respect to our tax treatment as a REIT and on an investment in our stock.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE
INVESTMENT CORPORATION

Date:	May 8, 2018	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	May 8, 2018	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

