Form 10-Q
period 2018-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2018-08-01
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of August 1, 2018: 80,455,217

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2018

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND SEPTEMBER 30, 2017

	June 30, 2018 (Unaudited)	September 30, 2017

ASSETS
Real Estate Investments:
Land	$203,651,326	$187,224,819
Buildings and Improvements	1,402,366,135	1,244,691,715
Total Real Estate Investments	1,606,017,461	1,431,916,534
Accumulated Depreciation	(197,433,826)	(171,060,478)
Real Estate Investments	1,408,583,635	1,260,856,056

Real Estate Held for Sale	-0-	14,606,028
Cash and Cash Equivalents	6,892,242	10,226,046
Securities Available for Sale at Fair Value	167,594,279	123,764,770
Tenant and Other Receivables	845,043	1,753,054
Deferred Rent Receivable	9,203,719	8,049,275
Prepaid Expenses	7,071,943	5,434,874
Intangible Assets, net of Accumulated Amortization of $13,244,102 and $13,404,318, respectively	13,364,966	10,010,165
Capitalized Lease Costs, net of Accumulated Amortization of $3,050,738 and $3,393,187, respectively	4,434,124	4,180,907
Financing Costs, net of Accumulated Amortization of $901,240 and $619,555, respectively	594,024	875,709
Other Assets	5,896,592	3,280,871

TOTAL ASSETS	$1,624,480,567	$1,443,037,755

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2018 AND SEPTEMBER 30, 2017

	June 30, 2018 (Unaudited)	September 30, 2017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$657,083,249	$591,364,371
Loans Payable	157,792,824	120,091,417
Accounts Payable and Accrued Expenses	3,025,832	4,450,753
Other Liabilities	17,665,160	14,265,518
Total Liabilities	835,567,065	730,172,059

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 12,400,000 Shares Authorized as of June 30, 2018 and September 30, 2017; 11,099,461 and 9,839,445 Shares Issued and Outstanding as of June 30, 2018 and September 30, 2017, respectively	277,486,525	245,986,125
Common Stock, $0.01 Par Value Per Share: 192,039,750 Shares Authorized as of June 30, 2018 and September 30, 2017; 80,137,070 and 75,630,521 Shares Issued and Outstanding as of June 30, 2018 and September 30, 2017, respectively	801,371	756,305
Excess Stock, $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of June 30, 2018 and September 30, 2017; No Shares Issued or Outstanding as of June 30, 2018 and September 30, 2017	-0-	-0-
Additional Paid-In Capital	518,994,574	459,552,701
Accumulated Other Comprehensive Income (Loss)	(8,368,968)	6,570,565
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	788,913,502	712,865,696

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,624,480,567	$1,443,037,755

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

	Three Months Ended		Nine Months Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
INCOME:
Rental Revenue	$29,256,147	$24,400,237	$85,558,614	$71,291,923
Reimbursement Revenue	6,941,678	4,208,859	17,002,541	11,806,975
Lease Termination Income	-0-	-0-	210,261	-0-
TOTAL INCOME	36,197,825	28,609,096	102,771,416	83,098,898

EXPENSES:
Real Estate Taxes	5,950,262	3,520,322	13,592,573	9,279,165
Operating Expenses	1,458,618	1,053,253	4,371,154	3,635,986
General & Administrative Expenses	1,887,722	1,786,852	6,052,791	5,307,853
Acquisition Costs	-0-	-0-	-0-	178,526
Depreciation	9,162,563	7,318,258	26,504,609	21,449,830
Amortization of Capitalized Lease Costs and Intangible Assets	613,927	451,823	1,740,620	1,327,376
TOTAL EXPENSES	19,073,092	14,130,508	52,261,747	41,178,736

OTHER INCOME (EXPENSE):
Dividend and Interest Income	3,627,984	1,899,320	9,380,411	4,630,653
Gain on Sale of Securities Transactions	-0-	1,487,836	111,387	2,293,944
Interest Expense, including Amortization of Financing Costs	(8,279,324)	(6,135,381)	(23,640,556)	(18,835,864)
TOTAL OTHER INCOME (EXPENSE)	(4,651,340)	(2,748,225)	(14,148,758)	(11,911,267)

INCOME FROM CONTINUING OPERATIONS	12,473,393	11,730,363	36,360,911	30,008,895

Gain on Sale of Real Estate Investments	2,097,380	-0-	7,485,266	-0-

NET INCOME	14,570,773	11,730,363	43,846,177	30,008,895

Less: Preferred Dividends	4,248,029	4,045,787	12,813,194	11,325,583
Less: Redemption of Preferred Stock	-0-	2,467,165	-0-	2,467,165

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$10,322,744	$5,217,411	$31,032,983	$16,216,147

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - CONTINUED

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

	Three Months Ended		Nine Months Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017

BASIC INCOME – PER SHARE
Net Income	$0.18	$0.16	$0.56	$0.42
Less: Preferred Dividends	(0.05)	(0.06)	(0.16)	(0.16)
Less: Redemption of Preferred Stock	-0-	(0.03)	-0-	(0.03)
Net Income Attributable to Common Shareholders - Basic	$0.13	$0.07	$0.40	$0.23

DILUTED INCOME – PER SHARE
Net Income	$0.18	$0.16	$0.56	$0.42
Less: Preferred Dividends	(0.05)	(0.06)	(0.16)	(0.16)
Less: Redemption of Preferred Stock	-0-	(0.03)	-0-	(0.03)
Net Income Attributable to Common Shareholders - Diluted	$0.13	$0.07	$0.40	$0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,413,556	72,881,974	77,921,066	71,264,806
Diluted	79,571,767	73,053,693	78,098,849	71,422,664

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

	Three Months Ended		Nine Months Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Net Income	$14,570,773	$11,730,363	$43,846,177	$30,008,895
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During the Period	22,755,685	(2,117,319)	(14,828,146)	(1,883,189)
Reclassification Adjustment for Net Gains Realized in Income	-0-	(1,487,836)	(111,387)	(2,293,944)
TOTAL COMPREHENSIVE INCOME	37,326,458	8,125,208	28,906,644	25,831,762

Less: Preferred Dividends	4,248,029	4,045,787	12,813,194	11,325,583
Less: Redemption of Preferred Stock	-0-	2,467,165	-0-	2,467,165
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$33,078,429	$1,612,256	$16,093,450	$12,039,014

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2018 AND 2017

	Nine Months Ended
	6/30/2018	6/30/2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$43,846,177	$30,008,895
Noncash Items Included in Net Income:
Depreciation & Amortization	29,156,206	23,726,676
Deferred Straight Line Rent	(1,357,145)	(924,792)
Stock Compensation Expense	339,139	441,054
Gain on Sale of Securities Transactions	(111,387)	(2,293,944)
(Gain) / Loss on Sale of Real Estate Investments	(7,485,266)	95,336
Changes In:
Tenant & Other Receivables	1,775,444	937,271
Prepaid Expenses	(1,637,069)	(2,527,747)
Other Assets & Capitalized Lease Costs	(2,173,910)	71,446
Accounts Payable, Accrued Expenses & Other Liabilities	741,801	656,824
NET CASH PROVIDED BY OPERATING ACTIVITIES	63,093,990	50,191,019

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(174,919,132)	(208,390,539)
Capital Improvements	(4,541,705)	(1,208,390)
Proceeds from Sale of Real Estate Investments	22,083,340	4,125,819
Return of Deposits on Real Estate	450,000	2,700,000
Deposits Paid on Acquisitions of Real Estate	(700,000)	(1,280,000)
Proceeds from Sale of Securities Available for Sale	2,619,949	10,693,212
Purchase of Securities Available for Sale	(61,277,604)	(39,467,317)
NET CASH USED IN INVESTING ACTIVITIES	(216,285,152)	(232,827,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Draws on Loans Payable	37,701,407	41,304,256
Proceeds from Fixed Rate Mortgage Notes Payable	105,600,000	137,925,000
Principal Payments on Fixed Rate Mortgage Notes Payable	(39,444,104)	(59,936,689)
Financing Costs Paid on Debt	(1,066,310)	(1,650,516)
Proceeds from the Exercise of Stock Options	569,600	-0-
Redemption of 7.625% Series A Preferred Stock	-0-	(53,493,750)
Redemption of 7.875% Series B Preferred Stock	-0-	(57,500,000)
Proceeds from Underwritten Public Offering of Preferred Stock, net of offering costs	-0-	71,003,093
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	30,991,952	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	58,428,746	59,111,167
Preferred Dividends Paid	(12,548,850)	(11,044,489)
Common Dividends Paid, net of Reinvestments	(30,375,083)	(27,081,387)
NET CASH PROVIDED BY FINANCING ACTIVITIES	149,857,358	98,636,685

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,333,804)	(83,999,511)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,226,046	95,749,508
CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,892,242	$11,749,997

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2018

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (we, our, us, the Company or MREIC), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. We were founded in 1968 and are one of the oldest public equity REITs in the world. As of June 30, 2018, we owned 109 properties with total square footage of approximately 20,535,000, which was 99.6% occupied, as compared to 108 properties with total square footage of approximately 18,790,000, which was 99.3% occupied as of September 30, 2017. These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. As of the quarter ended June 30, 2018, our weighted average lease maturity was approximately 7.8 years and our annualized average base rent per occupied square foot was $5.89. As of June 30, 2018, the weighted average building age, based on the square footage of our buildings, was 8.8 years. We also own a portfolio of REIT investment securities, which we generally limit to no more than approximately 10% of our undepreciated assets (which is our total assets, excluding accumulated depreciation). Total assets excluding accumulated depreciation were $1,821,914,393 as of June 30, 2018. We held $167,594,279 in marketable REIT securities as of June 30, 2018, representing 9.2% of our undepreciated assets.

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

In December 2017, the Tax Cuts and Jobs Act of 2017 (the Act), Code Section 199A, was added to the Code and became effective for tax years beginning after December 31, 2017 and before January 1, 2026. Under the Act, subject to certain income limitations, individual taxpayers may deduct 20% of the aggregate amount of qualified REIT dividends they receive from their taxable income. Qualified REIT dividends do not include any portion of a dividend received from a REIT that is classified as a capital gain dividend.

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended September 30, 2017.

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

Two leases that were set to expire during fiscal 2018 were leased to Kellogg Sales Company (Kellogg) at our 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and at our 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. On December 18, 2017, we sold our property, located in Kansas City, MO for $4,900,000, with net sale proceeds of approximately $4,602,000 and on December 22, 2017, we sold our property, located in Orangeburg, NY for $6,170,000, with net sale proceeds of approximately $5,898,000. The sale of these two properties resulted in a realized gain of approximately $5,388,000, representing a 105% gain over the depreciated U.S. GAAP basis and a realized net gain of approximately $1,804,000, representing a 21% net gain over our historic undepreciated cost basis. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

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

Stock Compensation Plan

We account for awards of stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation”. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of our stock on the grant date. The amortization of compensation costs for stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $96,969 and $174,709 for the three months ended June 30, 2018 and 2017, respectively and amounted to $339,139 and $441,054 for the nine months ended June 30, 2018 and 2017, respectively.

During the nine months ended June 30, 2018 and 2017, the following stock options, which vest one year after grant date, were granted under our Stock Option Plan:

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

The weighted-average fair value of options granted during the nine months ended June 30, 2018 and 2017 was $1.84 and $1.49 per option, respectively.

During the nine months ended June 30, 2018 and 2017, 12,500 and -0- shares of restricted stock were granted. During the nine months ended June 30, 2018, three participants exercised options awarded under the Plan to purchase an aggregate of 40,000 shares of common stock at a weighted average exercise price of $14.24 per share for total proceeds of $569,600. During the nine months ended June 30, 2017, no options were exercised. As of June 30, 2018, a total of 1,672,782 shares were available for grant as stock options, as restricted stock, or other equity based awards, plus any shares subject to outstanding options that expire or are forfeited without being exercised. As of June 30, 2018, there were outstanding options to purchase 695,000 shares with an aggregate intrinsic value of $3,110,600.

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

In addition, common stock equivalents of 158,211 and 171,719 shares are included in the diluted weighted average shares outstanding for the three months ended June 30, 2018 and 2017, respectively, and common stock equivalents of 177,783 and 157,858 shares are included in the diluted weighted average shares outstanding for the nine months ended June 30, 2018 and 2017, respectively. For the diluted weighted average shares outstanding for the three months ended June 30, 2018 and 2017, 65,000 options to purchase shares of common stock were antidilutive. For the diluted weighted average shares outstanding for the nine months ended June 30, 2018 and 2017, 65,000 options to purchase shares of common stock were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

On November 2, 2017, we purchased a newly constructed 121,683 square foot industrial building, situated on 16.2 acres, located in Charleston, SC. The building is 100% net-leased to FedEx Corporation (FDX), for 15 years through August 2032. The purchase price was $21,872,170. We obtained a 15 year fully-amortizing mortgage loan of $14,200,000 at a fixed interest rate of 4.23%. Annual rental revenue over the remaining term of the lease averages approximately $1,315,000.

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

On April 6, 2018, we purchased a newly constructed 399,440 square foot industrial building, situated on 27.5 acres, located in Daytona Beach, FL. The building is 100% net-leased to B. Braun Medical Inc. for 10 years through April 2028. The purchase price was $30,750,540. We obtained a 15 year fully-amortizing mortgage loan of $19,500,000 at a fixed interest rate of 4.25%. Annual rental revenue over the remaining term of the lease averages approximately $2,130,000.

On June 28, 2018, we purchased a newly constructed 362,942 square foot industrial building, situated on 31.3 acres, located in Mobile, AL. The building is 100% net-leased to Amazon.com Services, Inc. for 11 years through November 2028. The lease is guaranteed by Amazon.com, Inc. The purchase price was $33,688,276. We obtained a 14 year fully-amortizing mortgage loan of $19,000,000 at a fixed interest rate of 4.14%. Annual rental revenue over the remaining term of the lease averages approximately $2,020,000.

FDX, Amazon.com, Inc. and Shaw Industries, Inc.’s ultimate parent, Berkshire Hathaway, Inc. are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

We evaluated the property acquisitions which took place during the nine months ended June 30, 2018, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for the five properties purchased during fiscal 2018 in Charleston, SC; Oklahoma City, OK; Savannah, GA; Daytona Beach, FL and Mobile, AL as asset acquisitions and allocated the total cash consideration, including transaction costs of approximately $875,000, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions. The financial information set forth below summarizes our purchase price allocation for these five properties acquired during the nine months ended June 30, 2018 that are accounted for as asset acquisitions:

Land	$16,262,625
Building	154,154,984
In-Place Leases	4,501,523

The following table summarizes the operating results included in our consolidated statements of income for the three and nine months ended June 30, 2018 for the five properties acquired during the nine months ended June 30, 2018:

	Three Months Ended 6/30/2018	Nine Months Ended 6/30/2018

Rental Revenues	$2,219,207	$4,086,203
Net Income Attributable to Common Shareholders	599,717	1,232,225

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

Dispositions

Two leases that were set to expire during fiscal 2018 were leased to Kellogg Sales Company (Kellogg) at our 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and at our 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. On December 18, 2017, we sold our property, located in Kansas City, MO for $4,900,000, with net sale proceeds of approximately $4,602,000 and, on December 22, 2017, we sold our property, located in Orangeburg, NY for $6,170,000, with net sale proceeds of approximately $5,898,000. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

On June 1, 2018, we sold a 68,370 square foot building located in Colorado Springs, CO for $5,800,000, with net sale proceeds of approximately $5,465,000. Prior to the sale of this property, it was leased to FedEx Ground Package System, Inc. through September 2018. The tenant informed us that they would not be renewing this lease because they have moved their operations from our former 68,370 square foot facility to our newly constructed 225,362 square foot facility, which is also located in Colorado Springs, CO. On June 9, 2016, we purchased this newly constructed 225,362 square foot industrial building, which is leased to FedEx Ground Package System, Inc. for 10 years through January 2026.

On June 5, 2018, we sold an 87,500 square foot vacant building located in Ft. Myers, FL for $6,400,000, with net sale proceeds of approximately $6,119,000. Prior to this property becoming vacant, it was leased to FedEx Ground Package System, Inc. through June 2017. FedEx Ground Package System, Inc. vacated this property because they moved their operations from our former 87,500 square foot facility to our newly constructed 213,672 square foot facility, which is also located in Ft. Myers, FL. We purchased this newly constructed facility on December 30, 2016 and it is leased to FedEx Ground Package System, Inc. for 10 years through August 2027.

These four properties sold during fiscal 2018, resulted in a U.S. GAAP net realized gain of approximately $7,485,000, representing a 51% gain over the depreciated U.S. GAAP basis and a net realized gain over our historic undepreciated cost basis of approximately $1,160,000, representing a 6% net gain over our historic undepreciated cost basis.

During the prior year, in October 2016, we sold our 59,425 square foot industrial building situated on 4.78 acres located in White Bear Lake, MN for net proceeds of approximately $4,126,000.

Since the sale of these five properties does not represent a strategic shift that has a major effect on our operations and financial results, the operations generated from these properties are not included in Discontinued Operations.

The following table summarizes the operations that are included in the accompanying Consolidated Statements of Income for the three and nine months ended June 30, 2018 and 2017 for the five properties sold during the periods presented, prior to their sales.

	Three Months Ended		Nine Months Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Rental and Reimbursement Revenue	$92,459	$1,068,576	$949,730	$1,635,794
Lease Termination Income	-0-	-0-	210,261	-0-
Real Estate Taxes	(5,246)	(171,654)	(232,850)	(265,819)
Operating Expenses	(25,794)	(52,914)	(110,405)	(124,319)
Depreciation & Amortization	(15,727)	(259,682)	(79,137)	(397,286)
Interest Expense, including Amortization of Financing Costs	(11,709)	(31,506)	(38,272)	(128,735)
Income from Operations	33,983	552,820	699,327	719,635
Gain (Loss) on Sale of Real Estate Investments	2,097,380	-0-	7,485,266	(95,336)
Net Income	$2,131,363	$552,820	$8,184,593	$624,299

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing our historical financial statements and the effect of additional revenue and expenses generated from property acquired and expanded during fiscal 2018 to date, and during fiscal 2017, assuming that the acquisitions and completed expansions had occurred as of October 1, 2016, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions. In addition, the net proceeds raised from the issuance of our 6.125% Series C Cumulative Redeemable Preferred Stock less the redemptions of our 7.625% Series A Cumulative Redeemable Preferred Stock redeemed on October 14, 2016 and our 7.875% Series B Cumulative Redeemable Preferred Stock redeemed on June 7, 2017 were used to help fund property acquisitions and, therefore, the pro forma preferred dividend expense has been adjusted to account for its effect on Net Income Attributable to Common Shareholders as if all the preferred stock issuances and redemptions had occurred on October 1, 2016. In addition, Net Income Attributable to Common Shareholders excludes the operations of the five properties sold during fiscal 2018 and 2017. Furthermore, the proceeds raised from the Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the DRIP, as if all the shares raised had occurred on October 1, 2016. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Nine Months Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Rental Revenues	$29,675,500	$29,099,300	$88,582,400	$88,900,800
Net Income Attributable to Common Shareholders	$8,233,500	$5,611,600	$23,512,100	$18,551,300
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.10	$0.07	$0.30	$0.24

Tenant Concentration

We have a concentration of FDX and FDX subsidiary-leased properties, consisting of 58 separate stand-alone leases covering approximately 9,444,000 square feet as of June 30, 2018 and 58 separate stand-alone leases covering approximately 9,124,000 square feet as of June 30, 2017. As of June 30, 2018, the 58 separate stand-alone leases that are leased to FDX and FDX subsidiaries have a weighted average lease maturity of 8.6 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 46% (7% to FDX and 39% to FDX subsidiaries) as of June 30, 2018 and 51% (8% to FDX and 43% to FDX subsidiaries) as of June 30, 2017. As of June 30, 2018, no other tenant accounted for 5% or more of our total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 56% (7% to FDX and 49% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2018 and was 60% (7% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2017. No other tenant accounted for 5% or more of our total Rental and Reimbursement Revenue for the nine months ended June 30, 2018 and 2017.

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

In addition to real estate property holdings, we held $167,594,279 in marketable REIT securities at June 30, 2018, representing 9.2% of our undepreciated assets (which is our total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance our diversification. The securities portfolio provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

Our Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $167,594,279 as of June 30, 2018. We generally limit our investment in marketable securities to no more than approximately 10% of our undepreciated assets (which is our total assets excluding accumulated depreciation). Total assets excluding accumulated depreciation were $1,821,914,393 as of June 30, 2018. We held $167,594,279 in marketable REIT securities as of June 30, 2018, representing 9.2% of our undepreciated assets. The REIT securities portfolio provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the nine months ended June 30, 2018, we sold or redeemed securities with a cost basis of $2,508,562 and recognized a Gain on Sale of Securities Transactions of $111,387. In addition, we recognized dividend income on our investment in securities of $3,625,002 and $9,373,467 for the three and nine months ended June 30, 2018. We also made purchases of $61,277,604 in Securities Available for Sale at Fair Value. Of this amount, we made total purchases of 45,815 common shares of UMH Properties, Inc. (UMH), a related REIT, for a total cost of $617,443, or an average cost of $13.48 per share, which were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. We owned a total of 1,174,131 UMH common shares as of June 30, 2018 at a total cost of $11,849,294 and a fair value of $18,022,907. We own 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2,500,000 with a fair value of $2,645,000. The unrealized gain on our investment in UMH’s common and preferred stock as of June 30, 2018 was $6,318,613.

As of June 30, 2018, we had total net unrealized holding losses on our securities portfolio of $8,368,968. We consider many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. We normally hold REIT securities long-term and have the ability and intent to hold these securities to recovery. The following is a summary of the securities that we have determined to be temporarily impaired as of June 30, 2018:

	Less than 12 Months		12 Months or Longer
		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses
Preferred stock	$3,984,884	$(958,791)	$-0-	$-0-
Common stock	71,941,000	(15,684,933)	-0-	-0-
Total	$75,925,884	$(16,643,724)	$-0-	$-0-

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	Range of Loss
1	$134,884	$(1,009)	1%
3	49,661,000	(4,439,507)	6%-10%
1	3,850,000	(957,782)	20%
1	22,280,000	(11,245,426)	34%
6	$75,925,884	$(16,643,724)

NOTE 5 – DEBT

For the three months ended June 30, 2018 and 2017, amortization of financing costs included in interest expense was $314,527 and $283,573, respectively. For the nine months ended June 30, 2018 and 2017, amortization of financing costs included in interest expense was $910,977 and $949,470, respectively.

As of June 30, 2018, we owned 109 properties, of which 60 carried Fixed Rate Mortgage Notes Payable with outstanding principal balances totaling $665,118,463. The following is a summary of our Fixed Rate Mortgage Notes Payable as of June 30, 2018 and September 30, 2017:

	6/30/2018		9/30/2017
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)

Fixed Rate Mortgage Notes Payable	$665,118,463	4.11%	$598,962,567	4.18%

Debt Issuance Costs	$11,312,382		$10,597,083
Accumulated Amortization of Debt Issuance Costs	(3,277,168)		(2,998,887)
Unamortized Debt Issuance Costs	$8,035,214		$7,598,196

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$657,083,249		$591,364,371

(1) Weighted average interest rate excludes amortization of debt issuance costs.

As of June 30, 2018, interest payable on these mortgages were at fixed rates ranging from 3.45% to 7.60%, with a weighted average interest rate of 4.11%. This compares to a weighted average interest rate of 4.18% as of September 30, 2017 and 4.21% as of June 30, 2017. As of June 30, 2018, the weighted average loan maturity of the Fixed Rate Mortgage Notes Payable was 11.5 years. This compares to a weighted average loan maturity of the Fixed Rate Mortgage Notes Payable of 11.6 years as of September 30, 2017 and 11.5 years as of June 30, 2017.

In connection with the five properties acquired during the nine months ended June 30, 2018, which are located in Charleston, SC, Oklahoma City, OK, Savannah, GA, Daytona Beach, FL and Mobile, AL (as described in Note 3), we obtained two 15 year fully-amortizing mortgage loans, two 14 year fully-amortizing mortgage loans and one 10 year loan amortizing over 18 years. The five mortgage loans originally totaled $105,600,000 with an original weighted average mortgage loan maturity of 13.6 years and a weighted average interest rate of 3.89%.

During the nine months ended June 30, 2018, we fully repaid the mortgage loans for four of our properties located in Colorado Springs, CO, Richfield (Cleveland), OH, Tampa, FL and West Chester Twp. (Cincinnati), OH, totaling approximately $8,649,000.

As of June 30, 2018, Loans Payable represented the amount drawn down on our $200,000,000 unsecured line of credit facility (the Facility) in the amount of $110,000,000 and the amount drawn down on our margin loan of $47,792,824.

The Facility matures in September 2020 with a one year extension at our option (subject to various conditions as specified in the loan agreement). During the nine months ended June 30, 2018, we had no additional draws under the Facility. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Effective, March 22, 2018, the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 7.0% to 6.5%, thus increasing the value of the borrowing base properties under the terms of the agreement. Borrowings under the Facility, will, at our election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on our leverage ratio. Our borrowings as of June 30, 2018, based on our leverage ratio, bear interest at LIBOR plus 170 basis points, which represented an interest rate of 3.79%. In addition, we have a $100,000,000 accordion feature, bringing the total potential availability under the Facility (subject to various conditions as specified in the loan agreement) up to $300,000,000.

We also invest in equity securities of other REITs which provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. From time to time, we may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, we may borrow up to 50% of the value of the marketable securities, which was $167,594,279 as of June 30, 2018. As of June 30, 2018, we had $47,792,824 drawn against the margin at an interest rate of 2.00%.

NOTE 6 – SHAREHOLDERS’ EQUITY

Our authorized stock as of June 30, 2018 consisted of 192,039,750 shares of common stock, of which 80,137,070 shares were issued and outstanding, 12,400,000 authorized shares of 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), of which 11,099,461 shares were issued and outstanding, and 200,000,000 authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

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

We raised $67,895,831 (including dividend reinvestments of $9,467,085) from the issuance of 4,451,289 shares of common stock under our DRIP during the nine months ended June 30, 2018. During the nine months ended June 30, 2018, we paid $39,842,168 in total cash dividends, or $0.17 per share, to common shareholders, of which $9,467,085 was reinvested in the DRIP.

On July 2, 2018, our Board of Directors declared a dividend of $0.17 per share to be paid September 17, 2018 to common shareholders of record as of the close of business on August 15, 2018.

On January 16, 2018, the Board of Directors reaffirmed our Share Repurchase Program that authorizes us to purchase up to $10,000,000 in the aggregate of our common stock. We may repurchase our shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to us. No shares were repurchased during the nine months ended June 30, 2018 and, as of June 30, 2018, we do not own any of our own shares.

6.125% Series C Cumulative Redeemable Preferred Stock

During the nine months ended June 30, 2018, we paid $12,548,850 in Preferred Dividends, or $1.1484375 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2017 through May 31, 2018. As of June 30, 2018, we have accrued Preferred Dividends of $1,416,337 covering the period June 1, 2018 to June 30, 2018. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. The 6.125% Series C Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to our qualification as a REIT, or in connection with a change of control, the 6.125% Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time, and from time to time, the 6.125% Series C Preferred Stock will be redeemable in whole, or in part, at our option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. On July 2, 2018, our Board of Directors declared a dividend of $0.3828125 per share to be paid September 17, 2018 to the 6.125% Series C Preferred shareholders of record as of the close of business on August 15, 2018.

On June 29, 2017, we entered into an At-The-Market Preferred Equity Program (Preferred Stock ATM Program) with B. Riley FBR, Inc. in which we may, from time to time, offer and sell additional shares of our 6.125% Series C Preferred Stock, with a liquidation preference of $25.00 per share, having an aggregate sales price of up to $100,000,000. We began selling shares through the Preferred Stock ATM Program on July 3, 2017. During the nine months ended June 30, 2018, we sold 1,260,016 shares under our Preferred Stock ATM Program at a weighted average price of $25.08 per share, and realized net proceeds, after offering expenses, of approximately $30,992,000.

As of June 30, 2018, 11,099,461 shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to the June 30, 2018 quarter end, through July 18, 2018, we sold 143,338 shares under our Preferred Stock ATM Program at a weighted average price of $24.00 per share, and realized net proceeds, after offering expenses, of approximately $3,386,000.

NOTE 7 - FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. Our financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at June 30, 2018 and September 30, 2017:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2018:
Equity Securities – Preferred Stock	$8,006,019	$8,006,019	$-0-	$-0-
Equity Securities – Common Stock	159,584,907	159,584,907	-0-	-0-
Mortgage Backed Securities	3,353	3,353	-0-	-0-
Total Securities Available for Sale at Fair Value	$167,594,279	$167,594,279	$-0-	$-0-

As of September 30, 2017:
Equity Securities – Preferred Stock	$11,818,628	$11,818,628	$-0-	$-0-
Equity Securities – Common Stock	111,941,806	111,941,806	-0-	-0-
Mortgage Backed Securities	4,336	4,336	-0-	-0-
Total Securities Available for Sale at Fair Value	$123,764,770	$123,764,770	$-0-	$-0-

In addition to our investments in Securities Available for Sale at Fair Value, we are required to disclose certain information about fair values of other financial instruments. Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time our entire holding of financial instruments. For a portion of our other financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions, many of which involve events outside the control of management. Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties; future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model. The use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of Fixed Rate Mortgage Notes Payable is based on discounting the future cash flows at a yearend risk adjusted borrowing rate currently available to us for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At June 30, 2018, the Fixed Rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to approximately $663,810,000 and the carrying value amounted to $665,118,463.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended June 30, 2018 and 2017 was approximately $23,016,000 and $17,975,000, respectively.

During the nine months ended June 30, 2018 and 2017, we had dividend reinvestments of $9,467,085 and $7,229,654, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

From time to time, we may be subject to claims and litigation in the ordinary course of business. We do not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

The Company has entered into agreements to purchase four new build-to-suit, industrial buildings that have recently been completed or are currently being developed in Georgia, New Jersey and South Carolina, consisting of approximately 1,105,000 square feet, with net-leased terms ranging from 10 to 15 years, with a weighted average lease term of 13.9 years. The purchase price for these properties is approximately $221,369,000. These four properties are each leased to FedEx Ground Package System, Inc. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions sometime during the remainder of fiscal 2018 and the first quarter of fiscal 2019. In connection with all four of these properties, we have entered into commitments to obtain four, 15 year, fully-amortizing mortgage loans totaling $142,060,000 with a weighted average fixed interest rate of 4.07%.

We currently have two property expansions in progress consisting of one 154,800 square foot building expansion and one parking lot expansion. Total expansion costs are expected to be approximately $10,906,000. Upon completion of the two expansions, initial annual rent will be increased by approximately $1,045,000. One expansion will provide for a new 10 year lease extension from the date of completion and one expansion will provide for a new 15 year lease extension from the date of completion.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On July 2, 2018, our Board of Directors declared a common dividend of $0.17 per share to be paid September 17, 2018 to the common shareholders of record as of the close of business on August 15, 2018.

On July 2, 2018, our Board of Directors declared a preferred dividend of $0.3828125 per share to be paid September 17, 2018 to the 6.125% Series C Preferred shareholders of record as of the close of business on August 15, 2018.

Subsequent to the June 30, 2018 quarter end, through July 18, 2018, we sold 143,338 shares under our Preferred Stock ATM Program at a weighted average price of $24.00 per share, and realized net proceeds, after offering expenses, of approximately $3,386,000.

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

We operate as a real estate investment trust (REIT). We seek to invest in well-located, modern single-tenant industrial buildings leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. We were founded in 1968 and are one of the oldest public equity REITs in the world. During the nine months ended June 30, 2018, we purchased five net-leased industrial properties, located in Charleston, SC; Oklahoma City, OK; Savannah, GA; Daytona Beach, FL; and Mobile, AL, totaling approximately 2,016,000 square feet, for approximately $174,045,000 in the aggregate. In connection with the five properties acquired during the nine months ended June 30, 2018, we obtained two 15 year fully-amortizing mortgage loans, two 14 year fully-amortizing mortgage loans and one 10 year loan amortizing over 18 years. The five mortgage loans originally totaled $105,600,000 with an original weighted average mortgage loan maturity of 13.6 years and a weighted average interest rate of 3.89%. As of June 30, 2018, we owned 109 properties with total square footage of approximately 20,535,000. These properties are located in 30 states. As of the quarter ended June 30, 2018, our weighted average lease maturity was approximately 7.8 years, our occupancy rate was 99.6% and our annualized average base rent per occupied square foot was $5.89. As of June 30, 2018, the weighted average building age, based on the square footage of our buildings, was 8.8 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $167,594,279, were $1,606,017,461 as of June 30, 2018.

We evaluate our financial performance using Net Operating Income (NOI) from property operations, which is a non-GAAP financial measure that we define as Net Income Attributable to Common Shareholders plus Redemption of Preferred Stock, Preferred Dividends, General and Administrative Expenses, Acquisition Costs, Depreciation, Amortization of Capitalized Lease Costs and Intangible Assets, Interest Expense, including Amortization of Financing Costs, less Dividend and Interest Income, Gain on Sale of Securities Transactions, Gain on Sale of Real Estate Investments and Lease Termination Income. The components of NOI are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities, and repairs and maintenance. Other REITs may use different methodologies to calculate NOI and, accordingly, our NOI may not be comparable to all other REITs.

The following is a reconciliation of our Net Income Attributable to Common Shareholders to our NOI for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Net Income Attributable to Common Shareholders	$10,322,744	$5,217,411	$31,032,983	$16,216,147
Plus: Redemption of Preferred Stock	-0-	2,467,165	-0-	2,467,165
Plus: Preferred Dividends	4,248,029	4,045,787	12,813,194	11,325,583
Plus: General & Administrative Expenses	1,887,722	1,786,852	6,052,791	5,307,853
Plus: Acquisition Costs	-0-	-0-	-0-	178,526
Plus: Depreciation	9,162,563	7,318,258	26,504,609	21,449,830
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	613,927	451,823	1,740,620	1,327,376
Plus: Interest Expense, including Amortization of Financing Costs	8,279,324	6,135,381	23,640,556	18,835,864
Less: Dividend and Interest Income	(3,627,984)	(1,899,320)	(9,380,411)	(4,630,653)
Less: Gain on Sale of Securities Transactions	-0-	(1,487,836)	(111,387)	(2,293,944)
Less: Gain on Sale of Real Estate Investments	(2,097,380)	-0-	(7,485,266)	-0-
Less: Lease Termination Income	-0-	-0-	(210,261)	-0-
Net Operating Income- NOI	$28,788,945	$24,035,521	$84,597,428	$70,183,747

The components of our NOI for the three and nine months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Rental Revenue	$29,256,147	$24,400,237	$85,558,614	$71,291,923
Reimbursement Revenue	6,941,678	4,208,859	17,002,541	11,806,975
Total Rental and Reimbursement Revenue	36,197,825	28,609,096	102,561,155	83,098,898
Real Estate Taxes	(5,950,262)	(3,520,322)	(13,592,573)	(9,279,165)
Operating Expenses	(1,458,618)	(1,053,253)	(4,371,154)	(3,635,986)
Net Operating Income- NOI	$28,788,945	$24,035,521	$84,597,428	$70,183,747

NOI from property operations increased $4,753,424, or 20%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased $14,413,681, or 21%, for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017. These increases were primarily due to the acquisition of three industrial properties purchased during the last quarter of fiscal 2017 and the five industrial properties purchased during the first three quarters of fiscal 2018.

Acquisitions

On November 2, 2017, we purchased a newly constructed 121,683 square foot industrial building, situated on 16.2 acres, located in Charleston, SC. The building is 100% net-leased to FedEx Corporation (FDX), for 15 years through August 2032. The purchase price was $21,872,170. We obtained a 15 year fully-amortizing mortgage loan of $14,200,000 at a fixed interest rate of 4.23%. Annual rental revenue over the remaining term of the lease averages approximately $1,315,000.

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

On April 6, 2018, we purchased a newly constructed 399,440 square foot industrial building, situated on 27.5 acres, located in Daytona Beach, FL. The building is 100% net-leased to B. Braun Medical Inc. for 10 years through April 2028. The purchase price was $30,750,540. We obtained a 15 year fully-amortizing mortgage loan of $19,500,000 at a fixed interest rate of 4.25%. Annual rental revenue over the remaining term of the lease averages approximately $2,130,000.

On June 28, 2018, we purchased a newly constructed 362,942 square foot industrial building, situated on 31.3 acres, located in Mobile, AL. The building is 100% net-leased to Amazon.com Services, Inc. for 11 years through November 2028. The lease is guaranteed by Amazon.com, Inc. The purchase price was $33,688,276. We obtained a 14 year fully-amortizing mortgage loan of $19,000,000 at a fixed interest rate of 4.14%. Annual rental revenue over the remaining term of the lease averages approximately $2,020,000.

FDX, Amazon.com, Inc. and Shaw Industries, Inc.’s ultimate parent, Berkshire Hathaway, Inc. are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

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

Dispositions

Two leases that were set to expire during fiscal 2018 were leased to Kellogg Sales Company (Kellogg) at our 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and at our 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. On December 18, 2017, we sold our property, located in Kansas City, MO for $4,900,000, with net sale proceeds of approximately $4,602,000, and on December 22, 2017, we sold our property, located in Orangeburg, NY for $6,170,000, with net sale proceeds of approximately $5,898,000. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

On June 1, 2018, we sold a 68,370 square foot building located in Colorado Springs, CO for $5,800,000, with net sale proceeds of approximately $5,465,000. Prior to the sale of this property, it was leased to FedEx Ground Package System, Inc. through September 2018. The tenant informed us that they would not be renewing this lease because they have moved their operations from our former 68,370 square foot facility to our newly constructed 225,362 square foot facility, which is also located in Colorado Springs, CO. On June 9, 2016, we purchased this newly constructed 225,362 square foot industrial building, which is leased to FedEx Ground Package System, Inc. for 10 years through January 2026.

On June 5, 2018, we sold an 87,500 square foot vacant building located in Ft. Myers, FL for $6,400,000, with net sale proceeds of approximately $6,119,000. Prior to this property becoming vacant, it was leased to FedEx Ground Package System, Inc. through June 2017. FedEx Ground Package System, Inc. vacated this property because they moved their operations from our former 87,500 square foot facility to our newly constructed 213,672 square foot facility, which is also located in Ft. Myers, FL. We purchased this newly constructed facility on December 30, 2016 and it is leased to FedEx Ground Package System, Inc. for 10 years through August 2027.

These four properties sold during fiscal 2018, resulted in a U.S. GAAP net realized gain of approximately $7,485,000, representing a 51% gain over the depreciated U.S. GAAP basis and a net realized gain over our historic undepreciated cost basis of approximately $1,160,000, representing a 6% net gain over our historic undepreciated cost basis.

Commitments

The Company has entered into agreements to purchase four new build-to-suit, industrial buildings that have recently been completed or are currently being developed in Georgia, New Jersey and South Carolina, consisting of approximately 1,105,000 square feet, with net-leased terms ranging from 10 to 15 years, with a weighted average lease term of 13.9 years. The purchase price for these properties is approximately $221,369,000. These four properties are each leased to FedEx Ground Package System, Inc. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions sometime during the remainder of fiscal 2018 and the first quarter of fiscal 2019. In connection with all four of these properties, we have entered into commitments to obtain four, 15 year, fully-amortizing mortgage loans totaling $142,060,000 with a weighted average fixed interest rate of 4.07%.

We currently have two property expansions in progress consisting of one 154,800 square foot building expansion and one parking lot expansion. Total expansion costs are expected to be approximately $10,906,000. Upon completion of the two expansions, initial annual rent will be increased by approximately $1,045,000. One expansion will provide for a new 10 year lease extension from the date of completion and one expansion will provide for a new 15 year lease extension from the date of completion.

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

Changes in Results of Operations

As of June 30, 2018, we owned 109 properties with total square footage of approximately 20,535,000, as compared to 105 properties with total square footage of approximately 17,917,000, as of June 30, 2017, representing an increase in square footage of 15%. At quarter end, our weighted average lease expiration term remained unchanged and was approximately 7.8 years at the end of both the current year and prior year quarter. Our occupancy rate was 99.6% as of June 30, 2018 as compared to 99.8% as of June 30, 2017, representing a decrease of 20 basis points. Our weighted average building age was 8.8 years as of June 30, 2018 as compared to 9.4 years as of June 30, 2017.

Fiscal 2018 Renewals

In fiscal 2018, approximately 8% of our gross leasable area, representing 16 leases totaling 1,546,637 square feet, was set to expire. As of the date of this quarterly report, 10 of the 16 leases have been renewed. One of the 10 leases, which is with FedEx Ground Package System, Inc. for a property located in Hanahan (Charleston), SC, has renewed for only four months because the tenant plans to move its operations from our 91,776 square foot facility to a newly constructed facility, which is also located in Charleston, SC. Once the construction is complete, we are under contract to purchase this new facility, consisting of 261,240 square feet, subject to satisfactory completion of due diligence and other customary closing conditions and requirements. In addition, once the construction is complete, this brand-new facility will be leased for 15 years. Excluding the four month lease renewal at the Hanahan (Charleston), SC, location, the 9 leases that have renewed thus far represent 889,779 square feet, or 58% of the expiring square footage, and have a weighted average lease term of 6.5 years. These lease renewals resulted in an increase in the weighted average lease rate of 3.9% on a U.S. GAAP straight-line basis and a 2.4% increase on a cash basis.

We have incurred, or we expect to incur, tenant improvement costs of approximately $458,000 and leasing commission costs of approximately $811,000 in connection with these 9 lease renewals. The table below summarizes the lease terms of the 9 leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)
Hanahan (Charleston), SC (3)	FedEx Ground	91,776	$7.35	$7.35	7/31/18	$7.35	$7.35	11/30/18	0.3	$-0-	$-0-

Chattanooga, TN	FedEx Express	60,637	$5.13	$5.13	10/31/17	$5.26	$5.26	10/31/22	5.0	$0.43	$0.11
Lakeland, FL	FedEx Express	32,105	4.83	4.83	11/30/17	4.83	4.83	11/30/27	10.0	0.16	0.10
Orlando, FL	FedEx Express	110,638	5.69	6.02	11/30/17	6.02	6.02	11/30/27	10.0	0.18	0.12
St. Joseph, MO	Altec Industries	126,880	2.75	2.75	02/28/18	2.94	2.87	02/28/23	5.0	-0-	0.13
Edwardsville, KS	Carlisle Tire	179,280	4.23	4.39	05/31/18	4.10	4.15	07/31/23	5.2	0.05	0.16
Augusta, GA	FedEx Ground	59,358	7.64	7.64	06/30/18	8.64	8.64	06/30/21	3.0	-0-	-0-
O’Fallon, MO	Pittsburgh Glass Works, LLC	102,135	4.18	4.18	06/30/18	4.37	4.31	06/30/21	3.0	0.08	-0-
Denver, CO	FedEx Ground	69,865	8.08	8.08	07/31/18	8.72	8.72	10/31/25	7.25	-0-	0.17
Beltsville, MD	FedEx Ground	148,881	9.58	9.58	07/31/18	9.77	9.77	07/31/28	10.0	-0-	0.20
	Total	889,779

Weighted Average (2)			$5.70	$5.78		$5.92	$5.92		6.5	$0.08	$0.14

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.
(2)	Total and Weighted Average amounts exclude the Hanahan (Charleston), SC property.
(3)	Renewed for only four months because the tenant plans to move its operations from our 91,776 square foot facility located in Hanahan (Charleston), SC to a brand new, build-to-suit 261,240 square foot facility, which is currently under construction and is also in Charleston, SC. We are under contract to purchase this newly constructed facility once construction is complete.

Excluding the four-month lease renewal at the Hanahan (Charleston), SC location, the remaining 9 lease renewals result in a weighted average term of 6.5 years and a renewed U.S. GAAP straight-line weighted average lease rate of $5.92 per square foot. The renewed weighted average initial cash rent per square foot is also $5.92. This compares to the former weighted average rent of $5.70 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $5.78 per square foot, representing an increase in the weighted average lease rate of 3.9% on a U.S. GAAP straight-line basis and an increase of 2.4% on a cash basis.

As further described in the three paragraphs below, of the six remaining leases originally set to expire during fiscal 2018, three of the properties were sold. These three properties represent 12% of the expiring square footage for fiscal 2018, and one property representing 14% of the expiring square footage for fiscal 2018 was re-tenanted for 3 years. Additionally, one of our tenants, representing 5% of the expiring square footage for fiscal 2018, did not renew their lease which expired on December 31, 2017. This tenant leased 80,856 square feet at our 255,658 square foot industrial park located in Monaca (Pittsburgh), PA. The remaining lease that is still set to expire during fiscal 2018 is currently under discussion.

Two leases that were set to expire during fiscal 2018 were leased to Kellogg Sales Company (Kellogg) at our 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and at our 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. On December 18, 2017, we sold our property, located in Kansas City, MO for $4,900,000, with net sale proceeds of approximately $4,602,000 and on December 22, 2017, we sold our property, located in Orangeburg, NY for $6,170,000, with net sale proceeds of approximately $5,898,000. The sale of these two properties resulted in a realized gain of approximately $5,388,000, representing a 105% gain over the depreciated U.S. GAAP basis and a realized net gain of approximately $1,804,000, representing a 21% net gain over our historic undepreciated cost basis. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

On June 1, 2018, we sold a 68,370 square foot building located in Colorado Springs, CO for $5,800,000, with net sale proceeds of approximately $5,465,000, which was our approximate U.S. GAAP net book carrying value. Prior to the sale of this property, it was leased to FedEx Ground Package System, Inc. through September 2018. The tenant informed us that they would not be renewing this lease because they have moved their operations from our former 68,370 square foot facility to our newly constructed 225,362 square foot facility, which is also located in Colorado Springs, CO. On June 9, 2016, we purchased this newly constructed 225,362 square foot industrial building, which is leased to FedEx Ground Package System, Inc. for 10 years through January 2026.

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

Rental Revenue increased $4,855,910, or 20%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Rental Revenue increased $14,266,691, or 20%, for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017. These increases were primarily due to the acquisition of three industrial properties purchased during the last quarter of fiscal 2017 and the five industrial properties purchased during the first three quarters of fiscal 2018.

Our single-tenant properties are subject to net leases which require the tenants to reimburse us for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. For the three months ended June 30, 2018 compared to the three months ended June 30, 2017, Reimbursement Revenue increased $2,732,819, or 65%, Real Estate Tax Expense increased $2,429,940, or 69%, and Operating Expenses increased $405,365, or 38%. For the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017, Reimbursement Revenue increased $5,195,566, or 44%, Real Estate Tax Expense increased $4,313,408, or 46%, and Operating Expenses increased $735,168, or 20%. These increases in Reimbursement Revenue, Real Estate Taxes and Operating Expenses for the three and nine months ended June 30, 2018 were primarily due to our newly acquired properties. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the three months ended June 30, 2018 has increased to 94% from 92% for the three months ended June 30, 2017. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the nine months ended June 30, 2018 has increased to 95% from 91% for the nine months ended June 30, 2017.

General and Administrative Expenses increased $100,870, or 6%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. General and Administrative Expenses increased $744,938, or 14%, for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017. The increase in both the three and nine months ended June 30, 2018 was primarily due to an increase in salaries and director fees which were due to a combination of increases in wage rates and head count of employees and a combination of increases in director fees and head count of directors. General and Administrative Expenses, as a percentage of gross revenue, (which includes Rental Revenue, Reimbursement Revenue and Dividend and Interest Income), decreased to 4.7% for the three months ended June 30, 2018 as compared to 5.9% for the three months ended June 30, 2017 and decreased to 5.4% for the nine months ended June 30, 2018 as compared to 6.1% for the nine months ended June 30, 2017. Annualized General and Administrative Expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation) decreased to 44 basis points from 51 basis points for the nine months ended June 30, 2018 and 2017, respectively.

There were no Acquisition Costs for the three months ended June 30, 2018 and 2017. Acquisition Costs amounted to $-0- and $178,526 for the nine months ended June 30, 2018 and 2017, respectively. As a result of adopting ASU 2017-01, prospectively as of April 1, 2017, as permitted under the standard, effective April 1, 2017, we no longer account for our property acquisitions as business combinations and instead we account for our property acquisitions as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized to real estate investments as part of the purchase price as opposed to being expensed as Acquisition Costs under the previous accounting treatment for business combinations. Therefore, subsequent to April 1, 2017, we no longer expense Acquisition Costs for our property acquisitions.

We recognized a Gain on Sale of Securities Transactions of $-0- and $1,487,836 for the three months ended June 30, 2018 and 2017, respectively and recognized a Gain on Sale of Securities Transactions of $111,387 and $2,293,944 for the nine months ended June 30, 2018 and 2017, respectively. In addition, our unrealized holding gains (losses) on our investment in securities decreased from an unrealized gain of $6,570,565 as of September 30, 2017 to an unrealized loss of $8,368,968 as of June 30, 2018, resulting in a decrease for the nine months ended June 30, 2018 of $14,939,533. We recognized dividend income on our investment in securities of $3,625,002 and $1,896,029 for the three months ended June 30, 2018 and 2017, respectively, representing an increase of 91%. We recognized dividend income on our investments in securities of $9,373,467 and $4,622,836 for the nine months ended June 30, 2018 and 2017, respectively, representing an increase of 103%. These increases are due to a higher average carrying value of the REIT securities portfolio during the current three and nine months period compared to the prior year three and nine months period. We held $167,594,279 in marketable REIT securities as of June 30, 2018, representing 9.2% of our undepreciated assets. The REIT securities portfolio’s weighted average yield for nine months ended June 30, 2018 was approximately 9.6% as compared to 7.1% for the nine months ended June 30, 2017.

Interest Expense, including Amortization of Financing Costs, increased $2,143,943, or 35%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Interest Expense, including Amortization of Financing Costs, increased $4,804,692, or 26%, for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017. This increase is primarily due to an increase in the average balance of Fixed Rate Mortgage Notes Payable due to the eight newly acquired properties purchased since July 1, 2017. The Fixed Rate Mortgage Notes Payable balance increased $103,381,999 or 18% from June 30, 2017 to June 30, 2018. This increase was partially offset by a decrease of 10 basis points in the weighted average interest rate of the Fixed Rate Mortgage Notes Payable, which decreased from 4.21% at June 30, 2017 to 4.11% at June 30, 2018.

Changes in Financial Condition

We generated Net Cash from Operating Activities of $63,093,990 and $50,191,019 for the nine months ended June 30, 2018 and 2017, respectively.

Net Real Estate Investments increased $147,727,579 from September 30, 2017 to June 30, 2018. This increase was mainly due to the purchase of five net-leased industrial properties, located in Charleston, SC; Oklahoma City, OK; Savannah, GA; Daytona Beach, FL; and Mobile, AL, totaling approximately 2,016,000 square feet, for approximately $174,045,000 in the aggregate, of which approximately $170,418,000 was allocated to Net Real Estate Investments. The increase was partially offset by Depreciation Expense for the nine months ended June 30, 2018 of $26,504,609.

Securities Available for Sale increased $43,829,509 from September 30, 2017 to June 30, 2018. The increase was due to the purchase of securities totaling $61,277,604, offset by the sale of securities with a cost basis of $2,508,562 and by a net decrease in Unrealized Holding Gain (Loss) of $14,939,533. The securities sold during the nine month period resulted in realized gains totaling $111,387.

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs (Mortgage Notes Payable), increased $65,718,878 from September 30, 2017 to June 30, 2018. The increase was mostly due to the origination of five fixed-rate mortgages totaling $105,600,000 obtained in connection with the five industrial properties purchased during the first three quarters of fiscal 2018. These five mortgage loans have an original weighted average loan maturity of 13.6 years and a weighted average interest rate of 3.89%. Details on these five fixed rate mortgages are as follows:

Property	Mortgage amount	Maturity Date	Interest Rate
Charleston, SC	$14,200,000	12/1/2032	4.23%
Oklahoma City, OK	19,600,000	12/1/2027	3.64%
Savannah, GA	33,300,000	02/1/2032	3.53%
Daytona Beach, FL	19,500,000	05/1/2033	4.25%
Mobile, AL	19,000,000	07/1/2032	4.14%

The increase in Mortgage Notes Payable was also partially due to the amortization of financing costs associated with the Mortgage Notes Payable of approximately $629,000. This increase was partially offset by scheduled payments of principal of approximately $39,444,000, which includes the full repayment of four mortgages associated with four properties located in Richfield (Cleveland), OH; Tampa, FL; Colorado Springs, CO and West Chester Twp. (Cincinnati), OH, totaling approximately $8,649,000. In addition, the increase in Mortgage Notes Payable was partially offset by the addition of deferred financing costs of approximately $1,066,000, of which approximately $1,047,000 is associated with the five mortgages obtained in connection with the five industrial properties purchased during the first three quarters of fiscal 2018.

Excluding Debt Issuance Costs, the weighted average interest rate on the Fixed Rate Mortgage Notes Payable decreased by 10 basis points from the prior year quarter from 4.21% at June 30, 2017 to 4.11% at June 30, 2018.

We are scheduled to repay a total of approximately $53,453,000 in mortgage principal payments over the next 12 months. We intend to make these principal payments from the funds generated from Cash from Operations, the DRIP, the At-The-Market Preferred Equity Program (Preferred Stock ATM Program) and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $63,093,990 and $50,191,019 for the nine months ended June 30, 2018 and 2017, respectively. Dividends paid on common stock for the nine months ended June 30, 2018 and 2017 were $39,842,168 and $34,311,041, respectively (of which $9,467,085 and $7,229,654, respectively, were reinvested). We pay dividends from cash generated from operations.

As of June 30, 2018, we held $167,594,279 in marketable REIT securities, representing 9.2% of our undepreciated assets (which is our total assets excluding accumulated depreciation). We generally limit our marketable securities investments to no more than approximately 10% of our undepreciated assets. From time to time, we may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, we may borrow up to 50% of the value of the marketable securities. As of June 30, 2018, we had $47,792,824 drawn against the margin. The marketable REIT securities portfolio provides us with additional liquidity, diversification and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of June 30, 2018, we had net Unrealized Holding Losses on our portfolio of $8,368,968 as compared to net Unrealized Holding Gains of $6,570,565 as of September 30, 2017, representing a decrease of $14,939,533. We recognized a Gain on Sale of Securities Transactions of $-0- and $1,487,836 for the three months ended June 30, 2018 and 2017, respectively, and recognized a Gain on Sale of Securities Transactions of $111,387 and $2,293,944 for the nine months ended June 30, 2018 and 2017, respectively. We recognized dividend income on our investment in securities of $3,625,002 and $1,896,029 for the three months ended June 30, 2018 and 2017, respectively, representing an increase of 91%, and $9,373,467 and $4,622,836 for the nine months ended June 30, 2018 and 2017, respectively, representing an increase of 103%. The dividends received from our investments continue to meet our expectations.

As of June 30, 2018, we owned 109 properties, of which 60 carried mortgage loans with outstanding principal balances totaling $665,118,463. The 49 unencumbered properties could be refinanced to raise additional funds, although covenants in our unsecured line of credit facility (the Facility) limit the amount of unencumbered properties that can be mortgaged. As of June 30, 2018, we have drawn down $110,000,000 on the Facility, which had an interest rate of 3.79%. The Facility has total potential availability up to $300,000,000, including the additional $100,000,000 accordion feature. The Facility matures September 2020, with a one-year extension at our option.

As of June 30, 2018, we had total assets of $1,624,480,567 and liabilities of $835,567,065. Our net debt (net of unamortized debt issuance costs and net of cash and cash equivalents) to total market capitalization as of June 30, 2018 was approximately 33% and our net debt, less marketable securities (net of unamortized debt issuance costs, net of cash and cash equivalents and net of marketable securities) to total market capitalization as of June 30, 2018 was approximately 26%. We believe that we have the ability to meet our obligations and to generate funds for new investments.

On June 29, 2017, we entered into the Preferred Stock ATM Program with B. Riley FBR, Inc. in which we may, from time to time, offer and sell additional shares of our 6.125% Series C Preferred Stock, with a liquidation preference of $25.00 per share, having an aggregate sales price of up to $100,000,000. We began selling shares through the Preferred Stock ATM Program on July 3, 2017. During the nine months ended June 30, 2018, we sold 1,260,016 shares under our Preferred Stock ATM Program at a weighted average price of $25.08 per share, and realized net proceeds, after offering expenses, of approximately $30,992,000.

As of June 30, 2018, 11,099,461 shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to the June 30, 2018 quarter end, through July 18, 2018, we sold 143,338 shares under our Preferred Stock ATM Program at a weighted average price of $24.00 per share, and realized net proceeds, after offering expenses, of approximately $3,386,000.

We raised $67,895,831 (including dividend reinvestments of $9,467,085) from the issuance of 4,451,289 shares of common stock under the DRIP during the nine months ended June 30, 2018. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 76,543 common shares for a total cost of $1,160,784, or a weighted average cost of $15.17 per share. During the nine months ended June 30, 2018, we paid $39,842,168 in total cash dividends, or $0.17 per share to common shareholders, of which $9,467,085 was reinvested in the DRIP. On July 2, 2018, our Board of Directors declared a dividend of $0.17 per common share to be paid on September 17, 2018 to common shareholders of record as of the close of business on August 15, 2018.

During the nine months ended June 30, 2018, we paid $12,548,850 in Preferred Dividends, or $1.1484375 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2017 through May 31, 2018. As of June 30, 2018, we have accrued Preferred Dividends of $1,416,337 covering the period June 1, 2018 to June 30, 2018. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. On July 2, 2018, our Board of Directors declared a dividend of $0.3828125 per share to be paid September 17, 2018 to the 6.125% Series C Preferred shareholders of record as of the close of business on August 15, 2018.

We use a variety of sources to fund our cash needs in addition to cash generated from operations. We may sell marketable securities from our investment portfolio, borrow on our unsecured line of credit facility or securities margin loans, refinance debt, or raise capital through the DRIP, the Preferred Stock ATM Program or capital markets.

We have been raising capital through our DRIP, the Preferred Stock ATM Program, mortgage loans, draws on our unsecured line of credit, sale of marketable securities and funds generated from our investments in net-leased industrial properties. We may raise capital through registered direct placements and public offerings of common and preferred stock. We believe that funds generated from operations, from the DRIP, from the Preferred Stock ATM Program, as well as our ability to finance and refinance our properties, and our availability under our unsecured line of credit, will provide sufficient funds to adequately meet our obligations over the next year.

We have a concentration of FDX and FDX subsidiary-leased properties, consisting of 58 separate stand-alone leases covering approximately 9,444,000 square feet as of June 30, 2018 and 58 separate stand-alone leases covering approximately 9,124,000 square feet as of June 30, 2017. As of June 30, 2018, the 58 separate stand-alone leases that are leased to FDX and FDX subsidiaries have a weighted average lease maturity of 8.6 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 46% (7% to FDX and 39% to FDX subsidiaries) as of June 30, 2018 and 51% (8% to FDX and 43% to FDX subsidiaries) as of June 30, 2017. As of June 30, 2018, no other tenant accounted for 5% or more of our total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 56% (7% to FDX and 49% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2018 and was 60% (7% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2017. No other tenant accounted for 5% or more of our total Rental and Reimbursement Revenue for the nine months ended June 30, 2018 and 2017.

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

In addition to real estate property holdings, we held $167,594,279 in marketable REIT securities at June 30, 2018, representing 9.2% of our undepreciated assets (which is our total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance our diversification. The securities portfolio provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

The Company has entered into agreements to purchase four new build-to-suit, industrial buildings that have recently been completed or are currently being developed in Georgia, New Jersey and South Carolina, consisting of approximately 1,105,000 square feet, with net-leased terms ranging from 10 to 15 years, with a weighted average lease term of 13.9 years. The purchase price for these properties is approximately $221,369,000. These four properties are each leased to FedEx Ground Package System, Inc. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions sometime during the remainder of fiscal 2018 and the first quarter of fiscal 2019. In connection with all four of these properties, we have entered into commitments to obtain four, 15 year, fully-amortizing mortgage loans totaling $142,060,000 with a weighted average fixed interest rate of 4.07%.

We currently have two property expansions in progress consisting of one 154,800 square foot building expansion and one parking lot expansion. Total expansion costs are expected to be approximately $10,906,000. Upon completion of the two expansions, initial annual rent will be increased by approximately $1,045,000. One expansion will provide for a new 10 year lease extension from the date of completion and one expansion will provide for a new 15 year lease extension from the date of completion.

We intend to acquire additional net-leased industrial properties on long-term leases, primarily to investment grade tenants or their subsidiaries, and, when needed, expand our current properties. The funds may come from free cash flow from operations, mortgage loans, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, proceeds from the Preferred Stock ATM Program, private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Funds From Operations, Core Funds From Operations and Adjusted Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO, excluding acquisition costs and costs associated with the Redemption of Preferred Stock. We define Adjusted Funds From Operations (AFFO) as Core FFO, excluding stock based compensation expense, depreciation of corporate office tenant improvements, amortization of deferred financing costs, lease termination income, net gain or loss on sale of securities transactions, effect of non-cash U.S. GAAP straight-line rent adjustments, non-recurring other expenses and less recurring capital expenditures. We define recurring capital expenditures as all capital expenditures that are recurring in nature, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO, Core FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO, Core FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO, Core FFO and AFFO and, accordingly, our FFO, Core FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO, Core FFO and AFFO are significant components in understanding our financial performance.

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

The following is a reconciliation of our U.S. GAAP Net Income to our FFO, Core FFO and AFFO for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Net Income Attributable to Common Shareholders	$10,322,744	$5,217,411	$31,032,983	$16,216,147
Plus: Depreciation Expense (excluding Corporate Office Capitalized Costs)	9,123,069	7,278,976	26,386,150	21,332,662
Plus: Amortization of Intangible Assets	417,088	262,325	1,157,950	771,145
Plus: Amortization of Capitalized Lease Costs	222,516	214,990	659,701	632,707
Less: (Gain) / Plus: Loss on Sale of Real Estate Investments	(2,097,380)	-0-	(7,485,266)	95,336
FFO Attributable to Common Shareholders	17,988,037	12,973,702	51,751,518	39,047,997
Plus: Acquisition Costs	-0-	-0-	-0-	178,526
Plus: Redemption of Preferred Stock	-0-	2,467,165	-0-	2,467,165
Core FFO Attributable to Common Shareholders	17,988,037	15,440,867	51,751,518	41,693,688
Plus: Depreciation of Corporate Office Capitalized Costs	39,494	39,282	118,459	117,167
Plus: Stock Compensation Expense	96,970	174,709	339,139	441,054
Plus: Amortization of Financing Costs	314,527	283,573	910,977	949,470
Less: Gain on Sale of Securities Transactions	-0-	(1,487,836)	(111,387)	(2,293,944)
Less: Lease Termination Income	-0-	-0-	(210,261)	-0-
Less: Recurring Capital Expenditures	(490,371)	(195,186)	(774,091)	(571,988)
Less: Effect of Non-cash U.S. GAAP Straight-line Rent Adjustment	(600,659)	(294,936)	(1,357,145)	(924,792)
AFFO Attributable to Common Shareholders	$17,347,998	$13,960,473	$50,667,209	$39,410,655

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the nine months ended June 30, 2018 and 2017:

	Nine Months Ended
	6/30/2018	6/30/2017

Operating Activities	$63,093,990	$50,191,019
Investing Activities	(216,285,152)	(232,827,215)
Financing Activities	149,857,358	(98,636,685)

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to June 30, 2018 (the date of this Quarterly Report on Form 10-Q).

ITEM 4. Controls and Procedures.

Our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer) with the assistance of other members of our management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of such period.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal controls over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.

Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “10-K”) and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (the “10-Q”), which could materially affect the Company’s business, financial condition or future results. The risks described in the 10-K and the 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.	Other Information. — None

Item 6.	Exhibits

31.1	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE
INVESTMENT CORPORATION

Date:	August 1, 2018	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	August 1, 2018	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

