Form 10-K
period 2018-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2018-11-28
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Registrant’s telephone number, including area code: 732-577-9996

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share

6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, $25 liquidation value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[X] Yes [  ] No

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at March 31, 2018 was approximately $1,138,940,000 (based on the $15.04 closing price per share of common stock on March 29, 2018).

There were 91,587,713 shares of common stock outstanding as of November 15, 2018.

PART I

ITEM 1 – BUSINESS

General Development of the Business

In this 10-K, “we”, “us”, “our”, “MREIC” or “the Company”, refers to Monmouth Real Estate Investment Corporation, together with its predecessors and subsidiaries, unless the context requires otherwise.

We are a corporation that qualifies as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the Code). Our investment focus is to own well-located, modern, single tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. We were founded in 1968 and are one of the oldest public equity REITs in the world. We intend to maintain our qualification as a REIT in the future. As a REIT, with limited exceptions, we will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that we distribute to our shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code. We are subject to franchise taxes in several of the states in which we own properties.

In December 2017, as part of the Tax Cuts and Jobs Act of 2017 (the TCJA), Code Section 199A, was added to the Code and became effective for tax years beginning after December 31, 2017 and before January 1, 2026. Under the TCJA, subject to certain income limitations, an individual taxpayer and estates and trusts may deduct 20% of the aggregate amount of qualified REIT dividends they receive from their taxable income. Qualified REIT dividends do not include any portion of a dividend received from a REIT that is classified as a capital gain dividend or qualified dividend income.

We were established in 1968 as a New Jersey Business Trust (NJBT). In 1990, the NJBT merged into a newly formed Delaware corporation. On May 15, 2003, we changed our state of incorporation from Delaware to Maryland by merging with and into a Maryland corporation.

Narrative Description of Business

Our primary business is the ownership of real estate. Our investment focus is to own well-located, modern, single tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. In addition, we own a portfolio of REIT investment securities which we generally limit to no more than approximately 10% of our undepreciated assets (which is our total assets excluding accumulated depreciation).

As of September 30, 2018, we had 14 full-time employees and one part-time employee.

At September 30, 2018, we held investments in 111 properties totaling approximately 21,174,000 square feet with an occupancy rate of 99.6% (See Item 2 for a detailed description of the properties). These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. All of these properties are wholly-owned with the exception of the two properties in New Jersey in which we own a majority interest. All properties which we have investments are leased on a net basis except an industrial park in Monaca (Pittsburgh), Pennsylvania and the shopping center located in Somerset, New Jersey.

During fiscal 2018, we purchased seven industrial properties totaling approximately 2,655,000 square feet with net-leased terms ranging from 10 to 15 years resulting in a weighted average lease maturity of 11.4 years. Approximately 2,255,000 square feet, or 85% of the properties purchased, are leased to investment-grade tenants or their subsidiaries, of which, approximately 761,000 square feet, or 29%, is leased to FedEx Corporation (FDX) or FedEx Ground Package System, Inc., a subsidiary of FDX. The aggregate purchase price for the seven properties was approximately $282,332,000. These properties are located in Alabama, Florida, Georgia, Oklahoma and South Carolina. These seven properties generate annualized rental income over the life of their leases of approximately $17,414,000. In connection with the seven properties acquired during the 2018 fiscal year, we entered into four 15 year fully-amortizing mortgage loans, two 14 year fully-amortizing mortgage loans and one 10 year loan amortizing over 18 years. The seven mortgage loans originally totaled $175,160,000 with an original weighted average mortgage loan maturity of 14.1 years and a weighted average interest rate of 3.91%.

On October 1, 2018, our Board of Directors approved a cash dividend of $0.17 per share, to be paid on December 17, 2018, to common shareholders of record at the close of business on November 15, 2018, which represents an annualized common dividend rate of $0.68 per share. We intend to pay these distributions from cash flows from operations.

We have maintained or increased our common stock cash dividend for 27 consecutive years. On October 1, 2015, our Board of Directors approved an increase in our quarterly common stock cash dividend from $0.15 per share to $0.16 per share representing a 6.7% increase in our quarterly cash dividend. Then again, most recently, on October 2, 2017, our Board of Directors approved an increase in our quarterly common stock cash dividend and from $0.16 per share to $0.17 per share on October 2, 2017, representing a 6.3% increase in our quarterly cash dividend. These two dividend raises represent a total increase of 13%.

Our common stock dividend policy is dependent upon our earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. It is our intention to continue making comparable quarterly distributions in the future and to grow our distributions over time.

Subsequent to fiscal yearend, on October 19, 2018, we purchased a newly constructed 347,145 square foot industrial building, situated on 62.0 acres, located in Trenton, NJ. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through June 2032. The purchase price was $85,248,352. We obtained a 15 year, fully-amortizing mortgage loan of $55,000,000 at a fixed interest rate of 4.13%. Annual rental revenue over the remaining term of the lease averages approximately $5,328,000.

The industrial property purchased thus far during fiscal 2019 increased our current total leasable square feet to approximately 21,521,000.

In addition to the property purchased subsequent to our fiscal yearend, as described above, we have entered into agreements to purchase two new build-to-suit, industrial buildings that are currently being developed in Georgia and North Carolina, consisting of approximately 398,000 square feet, with net-leased terms ranging from 10 to 15 years, with a weighted average lease term of 13.4 years.  The purchase price for these properties is approximately $68,747,000 and both are leased to FedEx Ground Package System, Inc.  Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions during the first quarter of fiscal 2019 and fiscal 2020.  In connection with one of these properties, we have entered into a commitment to obtain a 15 year, fully-amortizing mortgage loan of $17,500,000 with a fixed interest rate of 4.40%. We currently have one 154,800 square foot property expansion in progress at our property located in Monroe, OH which is expected to be completed in fiscal year 2019 for a total project cost of approximately $9,072,000. The expansion will result in a new 15 year lease which will extend the prior lease expiration date from February 2030 to January 2034. In addition, the expansion will result in an increase in initial annual rent effective from the date of completion by approximately $862,000 from approximately $961,000 to approximately $1,823,000. In addition, the annual rent will increase 2% per annum. We may have additional acquisitions and expansions in fiscal 2019 and fiscal 2020, and the funds for these acquisitions may come from funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), proceeds from the At-The-Market Preferred Equity Program (Preferred Stock ATM Program), and proceeds from private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

Currently, we derive our income primarily from real estate rental operations. Rental and Reimbursement Revenue (excluding Lease Termination Income in fiscal 2018, 2017 and 2016 of $210,261, $-0- and $-0-, respectively) was $139,161,849, $116,385,305 and $97,755,433 for the years ended September 30, 2018, 2017 and 2016, respectively. Total undepreciated assets (which is our total assets excluding accumulated depreciation) were $1,925,443,520 and $1,614,123,838 as of September 30, 2018 and 2017, respectively.

As of September 30, 2018, we had approximately 21,174,000 square feet of property, of which approximately 10,083,000 square feet, or 48%, consisting of 60 separate stand-alone leases, were leased to FDX and its subsidiaries (7% to FDX and 41% to FDX subsidiaries). These properties are located in 24 different states. As of September 30, 2018, the 60 separate stand-alone leases that are leased to FDX and FDX subsidiaries had a weighted average lease maturity of 9.4 years. As of September 30, 2018, the only tenant that leased 5% or more of our total square footage was FDX (including its subsidiaries).

During fiscal 2018, the only tenant that accounted for 5% or more of our rental and reimbursement revenue was FDX (including its subsidiaries). Our rental and reimbursement revenue from FDX and its subsidiaries for the fiscal years ended September 30, 2018, 2017 and 2016, respectively, totaled approximately $80,726,000, $68,151,000 and $52,793,000, or 58% (7% from FDX and 51% from FDX subsidiaries), 59% (7% from FDX and 52% from FDX subsidiaries) and 55% (9% from FDX and 46% from FDX subsidiaries), of total rent and reimbursement revenues.

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

In addition to real estate property holdings, we held $154,920,545 in marketable REIT securities at September 30, 2018, representing 8.0% of our undepreciated assets (which is our total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further increase our diversification. The securities portfolio provides us with additional diversification, liquidity, and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

Our weighted-average lease expiration was 8.1 years and 7.9 years as of September 30, 2018 and 2017, respectively, and our average annualized rent per occupied square foot as of September 30, 2018 and 2017 was $6.01 and $5.93, respectively. Our occupancy rate as of September 30, 2018 and 2017 was 99.6% and 99.3%, respectively.

We compete with other investors in real estate for attractive investment opportunities. These investors include other equity real estate investment trusts, limited partnerships, syndications and private investors, among others. Competition in the market areas in which we operate is significant and affects our ability to acquire or expand properties, occupancy levels, rental rates, and operating expenses of certain properties. We have built long-term relationships within our tenant base as well as within the merchant builder community. These relationships have historically provided us with investment opportunities that fit our investment policy. The amount of new construction of industrial properties on the national level has been increasing the past six years following several years of historically low levels of new supply. These levels of new supply, although increasing, continue to be below historical norms. Driven to a large extent by the continued growth in ecommerce sales, demand for industrial space remains very strong, driving national occupancy rates to an all-time high of 95% currently. For further discussion of potential impact of competitive conditions on our business, see Item 1A: Risk Factors below.

Industrial space demand is very closely correlated to Gross Domestic Product (GDP) growth. Despite nine years of unprecedented monetary stimulus, real annual GDP growth averaged less than 2.0% over this period. Economic growth has been strong this past year further increasing demand for industrial space. The most significant demand driver for modern industrial real estate continues to be ecommerce. Every year since the turn of the century, the percentage of goods purchased on-line has increased at an average 16% annual growth rate. Today, excluding food, fuel, and autos, approximately 19% of total retail sales have migrated from traditional store sales to on-line sales and we expect this growth in market share to continue. We expect these favorable trends for the industrial real estate sector to be a leading demand driver for the foreseeable future, as consumers continue to embrace the added efficiencies of on-line consumption. The strong financial position of our tenants, together with the long duration of our leases, provides for high quality, reliable income streams throughout the business cycle.

We continue to invest in marketable securities of other REITs, which we generally limit to no more than approximately 10% of our undepreciated assets (which is our total assets excluding accumulated depreciation). Our investments in equity securities of other REITs provide us with additional diversification, liquidity, and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. From time to time, we may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, we may borrow up to 50% of the value of the marketable securities, which was $154,920,545 as of September 30, 2018. As of September 30, 2018, we had borrowings of $26,608,676 under our margin line, bearing interest at 2.75%. Subsequent to fiscal yearend, on October 9, 2018, we paid off the margin loan. As of September 30, 2017, we had borrowings of $10,091,417 under our margin line, bearing interest at 2.05%. The REIT securities portfolio provides us with additional income, and to the extent not pledged to secure borrowings, provides us with additional liquidity. Such securities are subject to risks arising from adverse changes in market rates and prices, primarily market price risk relating to equity securities and interest rate risk relating to debt securities. From time to time, we may use derivative instruments to mitigate interest rate risk, however, this has not occurred during any periods presented. At September 30, 2018 and 2017, we had $154,920,545 and $123,764,770, respectively, of securities available for sale. The unrealized net gain (loss) on securities available for sale at September 30, 2018 and 2017 was $(24,744,579) and $6,570,565, respectively, resulting in a decrease for the fiscal year of $31,315,144. For the fiscal years ended September 30, 2018, 2017 and 2016, our net realized gains from the sale of securities were $111,387, $2,311,714 and $4,398,599, respectively.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share, or our 6.125% Series C preferred stock, having an aggregate sales price of up to $100,000,000. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) with B. Riley that provides for the offer and sale from time to time of $125,000,000 of our 6.125% Series C preferred stock. We began selling shares through these programs on July 3, 2017. Since inception through September 30, 2018, we sold 3,088,001 shares under these programs at a weighted average price of $25.06 per share, and generated net proceeds, after offering expenses, of approximately $75,828,000, of which 1,648,556 shares were sold during the fiscal year ended 2018 at a weighted average price of $24.84 per share, and generated net proceeds, after offering expenses, of approximately $40,094,000. As of September 30, 2018, there is approximately $119,096,000 remaining that may be sold under the Preferred Stock ATM Program.

As of September 30, 2018, 11,488,001 shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to fiscal yearend, in October 2018, we completed a public offering of 9,200,000 shares of our Common Stock (including the underwriters’ option to purchase 1,200,000 additional shares) at a price of $15.00 per share, before underwriting discounts. We received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of approximately $132,339,000.

Investment and Other Policies

Our investment policy is to concentrate our investments in well-located, modern, single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. Our strategy is to obtain a favorable yield spread between the income from the net-leased industrial properties and interest costs. In addition, we believe that investments in well-located, modern industrial properties provide a potential for long-term capital appreciation. There is the risk that, upon expiration of leases, the properties will become vacant or will be re-leased at lower rents. The results obtained from re-leasing the properties will depend on the market for industrial properties at that time.

In fiscal 2018, approximately 8% of our gross leasable area, representing 16 leases totaling 1,546,637 square feet, was set to expire. We have renewed 11 of the 16 leases that were set to expire. One of the 11 leases, which is with FedEx Ground Package System, Inc. for a property located in Hanahan (Charleston), SC, renewed for only four months because the tenant moved its operations from our 91,776 square foot facility to a newly constructed, much larger, 265,318 square foot facility, which is also located in Charleston, SC. We purchased this new facility on August 15, 2018. Excluding this four month lease renewal, the ten leases that have renewed, represent 972,048 square feet, or 63% of the expiring square footage, and have a weighted average lease term of 6.8 years. These ten lease renewals result in a U.S. GAAP straight-line weighted average lease rate of $5.87 per square foot. The renewed weighted average initial cash rent per square foot also results in a weighted average lease rate of $5.87 per square foot. This represents an increase in the weighted average lease rate of 4.08% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 2.80% on a cash basis. Five of the sixteen leases, representing 482,813 square feet or 31% of the expiring square footage, did not renew. Three of these five buildings, representing 183,837 square feet or 12% of the expiring square footage, have been sold and one of the remaining five properties, representing 218,120 square or 14% of the expiring square footage, has been re-tenanted.

We seek to invest in well-located, modern, single tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. In management’s opinion, the recently acquired facilities meet these criteria. We have a concentration of properties leased to FDX and FDX subsidiaries. This is a risk that shareholders should consider. FDX is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov. FDX is rated “BBB” by S&P Global Ratings (www.standardandpoors.com) and is rated “Baa2” by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include or incorporate by reference into this report the information of FDX, S&P Global Ratings or Moody’s on such websites.

We may issue securities for property; however, this has not occurred to date. We may repurchase or reacquire our shares from time to time if, in the opinion of the Board of Directors, such acquisition is in our best interest. No shares were repurchased or reacquired during fiscal 2018 and, as of September 30, 2018, we do not own any of our own shares.

Property Management

With the exception of three properties, all of our 111 properties are self-managed by us.

We paid fees directly to local property management subagents of approximately $437,000, $394,000 and $356,000 for fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Our industrial properties in Stow, OH and Streetsboro, OH are managed by GEIS Companies (GEIS). Management fees we paid to GEIS for the fiscal years ended September 30, 2018, 2017 and 2016 were approximately $78,000, $52,000 and $50,000, respectively. These management fees were reimbursed to us by the tenants.

Our industrial property in Carlstadt, NJ is owned by Palmer Terrace Realty Associates, LLC. We own 51% of Palmer Terrace Realty Associates, LLC. This property is managed by Marcus Associates, an entity affiliated with the owner of the 49% non-controlling interest. Management fees paid by Palmer Terrace Realty Associates, LLC to Marcus Associates were approximately $17,000, $16,000 and $16,000 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although generally our tenants are primarily responsible for any environmental damages and claims related to the leased premises, in the event of the bankruptcy or inability of a tenant of such premises to satisfy any obligations with respect to such environmental liability, we may be required to satisfy such obligations. In addition, as the owner of such properties, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

From time to time, in connection with managing the properties or upon acquisition of a property, we authorize the preparation of Phase I and, when necessary, Phase II environmental reports with respect to our properties. Based upon such environmental reports and our ongoing review of our properties, as of the date of this Annual Report, we are not aware of any environmental condition with respect to any of our properties which we believe would be reasonably likely to have a material adverse effect on our financial condition and/or results of operations. There can be no assurance, however, that (1) the discovery of environmental conditions, the existence or severity of which were previously unknown; (2) changes in law; (3) the conduct of tenants; or (4) activities relating to properties in the vicinity of our properties, will not expose us to material liability in the future.

Contact Information

Additional information about us can be found on our website which is located at www.mreic.reit. Information contained on or hyperlinked from our Website is not incorporated by reference into and should not be considered part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (SEC). We make available, free of charge, on or through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our business is substantially dependent on FedEx Corporation. FDX, together with its subsidiaries, is our largest tenant, consisting of 60 separate stand-alone leases located in 24 different states as of September 30, 2018. As of September 30, 2018, we had approximately 21,174,000 square feet of property, of which approximately 10,083,000 square feet, or 48%, were leased to FDX and its subsidiaries (7% from FDX and 41% from FDX subsidiaries). Rental and reimbursement revenue from FDX and its subsidiaries is approximately 58% (7% from FDX and 51% from FDX subsidiaries) of total rental and reimbursement revenue for fiscal 2018. No other tenant accounted for 5% or more of our total Rental and Reimbursement revenue for fiscal 2018. As a result of this concentration, our business, financial condition and results of operations, including the amount of cash available for distribution to our stockholders, could be adversely affected if we are unable to do business with FDX or FDX reduces its business with us or FDX and its subsidiaries were to become unable to make lease payments because of a downturn in its business or otherwise.

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

Fluctuations in interest rates could materially affect our financial results. Because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve increases short-term interest rates, this may have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and affect our ability to obtain fixed rate debt at favorable interest rates and therefore negatively affect our financial condition and results of operations, and reduce our access to the debt or equity capital markets.

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

There is a risk of changes in the tax law applicable to real estate investment trusts. Because the IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative actions may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

The recently enacted Tax Cuts and Jobs Act of 2017, or the TCJA, has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their shareholders. Changes made by the TCJA that could affect us and our shareholders include:

●	temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

●	permanently eliminating the progressive corporate tax rate structure, with a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

●	permitting a deduction for certain pass-through business income, including dividends received by our shareholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will generally allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

●	reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

●	limiting our deduction for net operating losses to 80% of REIT taxable income (prior to the application of the dividends paid deduction);

●	generally limiting the deduction for net business interest expense in excess of 30% of a business’s adjusted taxable income except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system for certain property); and

●	eliminating the corporate alternative minimum tax.

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

Our earnings are dependent, in part, upon the performance of our investment portfolio. As permitted by the Code, we invest in and own marketable securities of other REITs, which we generally limit to no more than approximately 10% of our undepreciated assets (which is our total assets excluding accumulated depreciation). To the extent that the fair value of those investments declines or those investments do not provide an attractive return, our earnings and cash flow could be adversely affected. Beginning with our fiscal year ending September 30, 2019, all changes in the fair value of the equity securities of other REITs that we own, whether realized or unrealized, will be recognized as gains or losses in our consolidated statement of income. As a result, fluctuations in the fair value of those investments will, in the future, impact our earnings even if we have not sold the underlying investments.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We operate as a REIT. Our portfolio is primarily comprised of real estate holdings, some of which have been long-term holdings carried on our financial statements at depreciated cost. We believe that their current market values exceed both the original cost and the depreciated cost.

The following table sets forth certain information concerning our real estate investments as of September 30, 2018:

					Mortgage
		Fiscal Year		Square	Balance
State	City (MSA)	Acquisition	Type	Footage	9/30/2018
AL	Huntsville	2005	Industrial	88,653	$370,903
AL	Mobile	2018	Industrial	362,942	18,832,395
AZ	Tolleson (Phoenix)	2003	Industrial	283,358	3,719,709
CO	Colorado Springs	2016	Industrial	225,362	16,651,710
CO	Denver	2005	Industrial	69,865	414,049
CT	Newington (Hartford)	2001	Industrial	54,812	-0-
FL	Cocoa	2008	Industrial	144,138	-0-
FL	Davenport (Orlando)	2016	Industrial	310,922	23,702,918
FL	Daytona Beach	2018	Industrial	399,440	19,187,819
FL	Ft. Myers	2017	Industrial	213,672	13,280,803
FL	Homestead (Miami)	2017	Industrial	237,756	23,313,676
FL	Jacksonville (FDX)	1999	Industrial	95,883	-0-
FL	Jacksonville (FDX Ground)	2015	Industrial	297,579	16,243,754
FL	Lakeland	2006	Industrial	32,105	-0-
FL	Orlando	2008	Industrial	110,638	-0-
FL	Punta Gorda	2007	Industrial	34,624	-0-
FL	Tampa (FDX Ground)	2004	Industrial	170,779	5,144,319
FL	Tampa (FDX)	2006	Industrial	95,662	-0-
FL	Tampa (Tampa Bay Grand Prix)	2005	Industrial	68,385	-0-
GA	Augusta (FDX Ground)	2005	Industrial	59,358	338,789
GA	Augusta (FDX)	2006	Industrial	30,184	-0-
GA	Braselton (Atlanta)	2018	Industrial	373,750	39,700,000
GA	Griffin (Atlanta)	2006	Industrial	218,120	-0-
GA	Savannah	2018	Industrial	831,764	32,215,696
IA	Urbandale (Des Moines)	1994	Industrial	36,270	-0-
IL	Burr Ridge (Chicago)	1997	Industrial	12,500	-0-
IL	Elgin (Chicago)	2002	Industrial	89,052	-0-
IL	Granite City (St. Louis, MO)	2001	Industrial	184,800	-0-
IL	Montgomery (Chicago)	2004	Industrial	171,200	-0-
IL	Rockford (Collins Aerospace Systems)	2015	Industrial	38,833	-0-
IL	Rockford (Sherwin-Williams Co.)	2011	Industrial	66,387	-0-
IL	Sauget (St. Louis, MO)	2015	Industrial	198,773	8,563,797
IL	Schaumburg (Chicago)	1997	Industrial	73,500	-0-
IL	Wheeling (Chicago)	2003	Industrial	123,000	-0-
IN	Greenwood (Indianapolis)	2015	Industrial	671,354	20,159,025
IN	Indianapolis	2014	Industrial	327,822	10,437,151
KS	Edwardsville (Kansas City) (Carlisle Tire)	2003	Industrial	179,280	-0-
KS	Edwardsville (Kansas City) (International Paper)	2014	Industrial	280,000	9,189,343
KS	Olathe (Kansas City)	2016	Industrial	313,763	19,956,867
KS	Topeka	2009	Industrial	40,000	860,364
KY	Buckner (Louisville)	2014	Industrial	558,600	15,305,669
KY	Frankfort (Lexington)	2015	Industrial	599,840	16,639,132
KY	Louisville	2016	Industrial	137,500	6,525,135
LA	Covington (New Orleans)	2016	Industrial	175,315	11,133,990
MD	Beltsville (Washington, DC)	2001	Industrial	148,881	-0-
MI	Livonia (Detroit)	2013	Industrial	172,005	6,294,503
MI	Orion	2007	Industrial	245,633	-0-
MI	Romulus (Detroit)	1998	Industrial	71,933	-0-
MI	Walker (Grand Rapids)	2017	Industrial	343,483	19,468,554
MN	Stewartville (Rochester) (1)	2013	Industrial	60,398	2,115,962
MO	Kansas City	2015	Industrial	158,417	6,633,001
MO	Liberty (Kansas City)	1998	Industrial	95,898	-0-
MO	O’Fallon (St. Louis)	1994	Industrial	102,135	-0-

		Fiscal Year		Square	Mortgage Balance
State	City (MSA)	Acquisition	Type	Footage	9/30/2018
MO	St. Joseph	2001	Industrial	382,880	$-0-
MS	Olive Branch (Memphis, TN) (Anda Pharmaceuticals, Inc.)	2012	Industrial	234,660	7,564,186
MS	Olive Branch (Memphis, TN) (Milwaukee Tool)	2013	Industrial	861,889	21,722,567
MS	Richland (Jackson)	1994	Industrial	36,000	-0-
MS	Ridgeland (Jackson)	1993	Industrial	26,340	-0-
NC	Concord (Charlotte)	2016	Industrial	330,717	17,813,451
NC	Concord (Charlotte)	2017	Industrial	354,482	24,863,355
NC	Fayetteville	1997	Industrial	148,000	-0-
NC	Winston-Salem	2002	Industrial	106,507	-0-
NE	Omaha	1999	Industrial	89,115	-0-
NJ	Carlstadt (New York, NY) (2)	2001	Industrial	60,400	1,580,181
NJ	Somerset (3)	1970	Shopping Center	64,220	-0-
NY	Cheektowaga (Buffalo)	2002	Industrial	104,981	-0-
NY	Halfmoon (Albany)	2012	Industrial	75,000	-0-
NY	Hamburg (Buffalo)	2017	Industrial	338,584	21,328,714
OH	Bedford Heights (Cleveland)	2007	Industrial	82,269	-0-
OH	Cincinnati	2015	Industrial	63,840	-0-
OH	Kenton	2017	Industrial	298,472	11,473,387
OH	Lebanon (Cincinnati)	2012	Industrial	51,130	-0-
OH	Monroe (Cincinnati)	2015	Industrial	232,200	7,126,384
OH	Richfield (Cleveland)	2006	Industrial	131,152	-0-
OH	Stow	2017	Industrial	219,765	12,130,343
OH	Streetsboro (Cleveland)	2012	Industrial	368,060	9,300,481
OH	West Chester Twp. (Cincinnati)	2000	Industrial	103,818	-0-
OK	Oklahoma City (Amazon)	2018	Industrial	300,000	19,013,593
OK	Oklahoma City (Bunzl)	2017	Industrial	110,361	5,537,962
OK	Oklahoma City (FDX Ground)	2012	Industrial	158,340	3,416,097
OK	Tulsa	2014	Industrial	46,240	1,685,288
PA	Altoona (1)	2014	Industrial	122,522	3,253,281
PA	Imperial (Pittsburgh)	2016	Industrial	125,860	11,199,661
PA	Monaca (Pittsburgh)	1977	Industrial	255,658	-0-
SC	Aiken (Augusta, GA)	2017	Industrial	315,560	14,471,117
SC	Charleston (FDX)	2018	Industrial	121,683	13,683,131
SC	Charleston (FDX Ground)	2018	Industrial	265,318	29,860,000
SC	Ft. Mill (Charlotte, NC)	2010	Industrial	176,939	724,766
SC	Hanahan (Charleston) (SAIC)	2005	Industrial	302,400	-0-
SC	Hanahan (Charleston) (FDX Ground)	2005	Industrial	91,776	465,749
TN	Chattanooga	2007	Industrial	60,637	-0-
TN	Lebanon (Nashville)	2011	Industrial	381,240	7,217,469
TN	Memphis	2010	Industrial	449,900	5,061,376
TN	Shelby County	2007	Land	N/A	-0-
TX	Carrollton (Dallas)	2010	Industrial	184,317	6,455,552
TX	Corpus Christi	2012	Industrial	46,253	-0-
TX	Edinburg	2011	Industrial	164,207	-0-
TX	El Paso	2006	Industrial	144,149	-0-
TX	Ft. Worth (Dallas)	2015	Industrial	304,608	20,753,864
TX	Houston	2010	Industrial	91,295	2,148,201
TX	Lindale (Tyler)	2015	Industrial	163,378	5,638,258
TX	Mesquite (Dallas)	2017	Industrial	351,874	30,928,224
TX	Spring (Houston)	2014	Industrial	181,176	7,924,865
TX	Waco	2012	Industrial	150,710	4,234,777
VA	Charlottesville	1999	Industrial	48,064	-0-
VA	Mechanicsville (Richmond)	2001	Industrial	112,799	-0-
VA	Richmond	2004	Industrial	60,000	-0-
VA	Roanoke (CHEP USA)	2007	Industrial	83,000	-0-
VA	Roanoke (FDX Ground)	2013	Industrial	103,402	4,395,246
WA	Burlington (Seattle/Everett)	2016	Industrial	210,445	17,757,364
WI	Cudahy (Milwaukee)	2001	Industrial	139,564	-0-
WI	Green Bay (1)	2013	Industrial	99,102	2,640,432
				21,173,581	$719,768,355

(1)	One loan is secured by the properties located in Green Bay, WI, Stewartville, MN and Altoona, PA.
(2)	We own a 51% controlling equity interest.
(3)	We own a 67% controlling equity interest.

The following table sets forth certain information concerning the principal tenants and leases for our properties shown above as of September 30, 2018:

State	City (MSA)	Tenant	Annualized Rent	Lease Expiration
AL	Huntsville	FedEx Ground Package System, Inc.	$605,000	07/31/26
AL	Mobile	Amazon.com Services, Inc. (Amazon.com. Inc.)	2,020,000	11/30/28
AZ	Tolleson (Phoenix)	Western Container Corp. (Coca-Cola)	1,361,000	04/30/27
CO	Colorado Springs	FedEx Ground Package System, Inc.	1,832,000	01/31/26
CO	Denver	FedEx Ground Package System, Inc.	605,000	10/31/25	(1)
CT	Newington (Hartford)	Kellogg Sales Company	329,000	02/29/20
FL	Cocoa	FedEx Ground Package System, Inc.	1,112,000	09/30/24
FL	Davenport (Orlando)	FedEx Ground Package System, Inc.	2,609,000	04/30/31
FL	Daytona Beach	B. Braun Medical Inc.	2,130,000	04/01/28
FL	Ft. Myers	FedEx Ground Package System, Inc.	1,418,000	08/31/27
FL	Homestead (Miami)	FedEx Ground Package System, Inc.	2,282,000	03/31/32
FL	Jacksonville	FedEx Corporation	533,000	05/31/29	(1)
FL	Jacksonville	FedEx Ground Package System, Inc.	1,998,000	12/31/29
FL	Lakeland	FedEx Corporation	155,000	11/30/27	(1)
FL	Orlando	FedEx Corporation	666,000	11/30/27	(1)
FL	Punta Gorda	FedEx Corporation	284,000	06/30/27
FL	Tampa	FedEx Corporation	603,000	11/30/27
FL	Tampa	FedEx Ground Package System, Inc.	1,624,000	07/31/26
FL	Tampa	Tampa Bay Grand Prix	297,000	09/30/20
GA	Augusta	FedEx Ground Package System, Inc.	501,000	06/30/21	(1)
GA	Augusta	FedEx Corporation	121,000	11/30/22
GA	Braselton (Atlanta)	FedEx Ground Package System, Inc.	3,801,000	02/28/33
GA	Griffin (Atlanta)	Rinnai America Corporation	831,000	12/31/20
GA	Savannah	Shaw Industries, Inc.	3,551,000	09/30/27
IA	Urbandale (Des Moines)	Foundation Building Materials, LLC	172,000	12/31/27	(2)
IL	Burr Ridge (Chicago)	Sherwin-Williams Company	162,000	10/31/21
IL	Elgin (Chicago)	Joseph T. Ryerson and Son, Inc.	506,000	01/31/20
IL	Granite City (St. Louis, MO)	Anheuser-Busch, Inc.	821,000	11/30/21
IL	Montgomery (Chicago)	Home Depot USA, Inc.	997,000	06/30/20
IL	Rockford	Collins Aerospace Systems (United Technologies)	364,000	06/30/27	(3)
IL	Rockford	Sherwin-Williams Company	481,000	12/31/23
IL	Sauget (St. Louis, MO)	FedEx Ground Package System, Inc.	1,036,000	05/31/29
IL	Schaumburg (Chicago)	FedEx Corporation	478,000	03/31/27
IL	Wheeling (Chicago)	FedEx Ground Package System, Inc.	1,272,000	05/31/27
IN	Greenwood (Indianapolis)	ULTA, Inc.	2,702,000	07/31/25
IN	Indianapolis	FedEx Ground Package System, Inc.	1,715,000	10/31/27
KS	Edwardsville (Kansas City)	Carlisle Tire & Wheel Company	739,000	07/31/23	(1)
KS	Edwardsville (Kansas City)	International Paper Company	1,348,000	08/31/23
KS	Olathe (Kansas City)	FedEx Ground Package System, Inc.	2,200,000	05/31/31
KS	Topeka	Heartland Coca-Cola Bottling Co., LLC (Coca-Cola)	332,000	09/30/21
KY	Buckner (Louisville)	TreeHouse Private Brands, Inc.	2,206,000	10/31/33
KY	Frankfort (Lexington)	Jim Beam Brands Company (Beam Suntory)	2,051,000	01/31/25
KY	Louisville	Challenger Lifts, Inc. (Snap-on Inc.)	838,000	06/07/26
LA	Covington (New Orleans)	FedEx Ground Package System, Inc.	1,262,000	06/30/25
MD	Beltsville (Washington, DC)	FedEx Ground Package System, Inc.	1,452,000	07/31/28	(1)
MI	Livonia (Detroit)	FedEx Ground Package System, Inc.	1,194,000	03/31/22
MI	Orion	FedEx Ground Package System, Inc.	1,908,000	06/30/23
MI	Romulus (Detroit)	FedEx Corporation	370,000	05/31/21
MI	Walker (Grand Rapids)	FedEx Ground Package System, Inc.	2,102,000	01/31/32
MN	Stewartville (Rochester)	FedEx Ground Package System, Inc.	372,000	05/30/23
MO	Kansas City	Bunzl Distribution Midcentral, Inc.	752,000	09/30/21
MO	Liberty (Kansas City)	Holland 1916 Inc.	349,000	06/30/19
MO	O’Fallon (St. Louis)	Pittsburgh Glass Works, LLC	442,000	06/30/21	(1)
MO	St. Joseph	Woodstream Corporation	914,000	09/30/21	(4)
MO	St. Joseph	Altec Industries, Inc.	371,000	02/28/23	(1)(4)
MS	Olive Branch (Memphis, TN)	Anda Pharmaceuticals, Inc.	1,205,000	07/31/22

State	City (MSA)	Tenant	Annualized Rent	Lease Expiration
MS	Olive Branch (Memphis, TN)	Milwaukee Electric Tool Corporation	$3,032,000	07/31/28
MS	Richland (Jackson)	FedEx Corporation	120,000	03/31/24
MS	Ridgeland (Jackson)	Graybar Electric Company	109,000	07/31/19	(5)
NC	Concord (Charlotte)	FedEx Ground Package System, Inc.	2,237,000	07/31/25
NC	Concord (Charlotte)	FedEx Ground Package System, Inc.	2,537,000	05/31/32
NC	Fayetteville	Victory Packaging, L.P.	502,000	02/28/21
NC	Winston-Salem	Style Crest, Inc.	387,000	03/31/21
NE	Omaha	FedEx Corporation	446,000	10/31/23
NJ	Carlstadt (New York, NY)	SOFIVE, Inc.	558,000	01/31/25	(6)
NJ	Somerset	Various Tenants at Retail Shopping Center	807,000	Various	(7)
NY	Cheektowaga (Buffalo)	FedEx Ground Package System, Inc.	966,000	08/31/19
NY	Halfmoon (Albany)	RGH Enterprises, Inc. (Cardinal Health)	607,000	11/30/21
NY	Hamburg (Buffalo)	FedEx Ground Package System, Inc.	2,313,000	03/31/31
OH	Bedford Heights (Cleveland)	FedEx Corporation	436,000	08/31/28	(1)
OH	Cincinnati	The American Bottling Company (Keurig Dr Pepper)	481,000	09/30/29
OH	Kenton	International Paper Company	1,244,000	08/31/27
OH	Lebanon (Cincinnati)	Siemens Real Estate	464,000	04/30/24	(1)(8)
OH	Monroe (Cincinnati)	UGN, Inc.	1,070,000	02/28/30
OH	Richfield (Cleveland)	FedEx Ground Package System, Inc.	1,493,000	09/30/24
OH	Stow	Mickey Thompson (Cooper Tire)	1,501,000	08/31/27
OH	Streetsboro (Cleveland)	Best Buy Warehousing Logistics, Inc.	1,676,000	01/31/22
OH	West Chester Twp. (Cincinnati)	FedEx Ground Package System, Inc.	543,000	08/31/23
OK	Oklahoma City	Amazon.com Services, Inc. (Amazon.com. Inc.)	1,884,000	10/31/27
OK	Oklahoma City	Bunzl Distribution Oklahoma, Inc.	722,000	08/31/24
OK	Oklahoma City	FedEx Ground Package System, Inc.	1,048,000	06/30/25
OK	Tulsa	The American Bottling Company (Keurig Dr Pepper)	262,000	02/28/24
PA	Altoona	FedEx Ground Package System, Inc.	651,000	08/31/23
PA	Imperial (Pittsburgh)	General Electric Company	1,321,000	12/31/25
PA	Monaca (Pittsburgh)	NF&M International, Inc.	835,000	12/31/24
SC	Aiken (Augusta, GA)	Autoneum North America, Inc.	1,703,000	04/30/32
SC	Charleston	FedEx Corporation	1,315,000	08/31/32
SC	Charleston	FedEx Ground Package System, Inc.	2,713,000	06/30/33
SC	Ft. Mill (Charlotte, NC)	FedEx Ground Package System, Inc.	1,581,000	08/31/28
SC	Hanahan (Charleston)	FedEx Ground Package System, Inc.	675,000	11/30/18	(1)(9)
SC	Hanahan (Charleston)	Science Applications International Corporation	1,491,000	04/30/19
TN	Chattanooga	FedEx Corporation	319,000	10/31/22	(1)
TN	Lebanon (Nashville)	CBOCS Distribution, Inc. (Cracker Barrel)	1,447,000	06/30/24
TN	Memphis	FedEx Corporation	1,384,000	05/31/29	(8)
TN	Shelby County	N/A- Land	-0-	N/A
TX	Carrollton (Dallas)	Carrier Enterprise, LLC (United Technologies)	1,241,000	01/31/24	(1)
TX	Corpus Christi	FedEx Ground Package System, Inc.	436,000	08/31/21
TX	Edinburg	FedEx Ground Package System, Inc.	1,097,000	09/30/26
TX	El Paso	FedEx Ground Package System, Inc.	1,345,000	09/30/23
TX	Ft. Worth (Dallas)	FedEx Ground Package System, Inc.	2,373,000	04/30/30
TX	Houston	National Oilwell Varco, Inc.	754,000	09/30/22
TX	Lindale (Tyler)	FedEx Ground Package System, Inc.	725,000	06/30/24
TX	Mesquite (Dallas)	FedEx Ground Package System, Inc.	3,195,000	03/31/32
TX	Spring (Houston)	FedEx Ground Package System, Inc.	1,581,000	09/30/24
TX	Waco	FedEx Ground Package System, Inc.	1,078,000	08/31/25
VA	Charlottesville	FedEx Corporation	329,000	08/31/27
VA	Mechanicsville (Richmond)	FedEx Corporation	541,000	04/30/23
VA	Richmond	Carrier Enterprise, LLC (United Technologies)	324,000	11/30/18	(9)
VA	Roanoke	CHEP USA, Inc.	500,000	02/28/25	(10)
VA	Roanoke	FedEx Ground Package System, Inc.	755,000	04/30/23
WA	Burlington (Seattle/Everett)	FedEx Ground Package System, Inc.	1,962,000	08/31/30
WI	Cudahy (Milwaukee)	FedEx Ground Package System, Inc.	827,000	06/30/27
WI	Green Bay	FedEx Ground Package System, Inc.	468,000	05/30/23
			$126,792,000

(1)	Extension has been executed. See fiscal 2018 and fiscal 2019 renewal and extension chart.
(2)	The lease has an early termination option which may be exercised after December 2025, on the condition that we are provided with six months notice and the tenant pays us a $92,000 termination fee.
(3)	Lease has an early termination option which may be exercised after June 2022, on the condition that we are provided with six months notice and the tenant pays us a $1,102,097 termination fee.
(4)	Property is leased to two tenants.
(5)	Lease has an early termination option which may be exercised if tenant gives six months notice at any time.
(6)	Estimated annual rent is the full annual rent per the lease. We consolidate the results of this property due to our 51% controlling equity interest.
(7)	We own a 67% controlling equity interest. Estimated annual rent reflects our proportionate share of the total rent.
(8)	We have agreed to the renewal terms with the tenant and the finalized signed lease is forthcoming.
(9)	Tenant will not be renewing, property is currently being marketed.
(10)	Lease has an early termination option which may be exercised after August 2021, on the condition that we are provided with six months notice and the tenant pays us a $500,000 termination fee.

As of September 30, 2018, all improved properties were 100% occupied, except for one property located in Monaca (Pittsburgh), PA consisting of 255,658 rentable square feet of which 68% or 174,802 square feet is occupied, resulting in a 99.6% overall occupancy percentage for our whole portfolio of properties.

Our weighted-average lease expiration was 8.1 years and 7.9 years as of September 30, 2018 and 2017, respectively.

Our average occupancy rates as of the years ended September 30, 2018, 2017, 2016, 2015 and 2014 were 99.6%, 99.3%, 99.6%, 97.7% and 95.9%, respectively. The average effective annualized rent per square foot for the years ended September 30, 2018, 2017, 2016, 2015 and 2014 was $6.01, $5.93, $5.72, $5.48 and $5.51, respectively.

Completed expansions that have resulted in increased rents over the fiscal years ended September 30, 2017 and 2018

Ecommerce has been a major catalyst driving increased demand for the industrial property type. The shift from traditional brick and mortar retail shopping to ordering goods on-line has resulted in record occupancy rates for industrial real estate throughout the U.S. Due to the increased demand for industrial space, we have been experiencing an increase in expansion activity at our existing properties.

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

On November 1, 2017, a parking lot expansion for a property leased to FedEx Ground Package System, Inc., located in Indianapolis, IN was completed for a total project cost of approximately $1,683,000, resulting in a new 10 year lease which extended the prior lease expiration date from April 2024 to October 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $184,000 from approximately $1,533,000, or $4.67 per square foot, to approximately $1,715,000, or $5.23 per square foot.

On September 27, 2018, a parking lot expansion for a property leased to FedEx Ground Package System, Inc., located in Ft. Mill, SC was completed for a total project cost of approximately $1,834,000, resulting in a new 10 year lease which extended the prior lease expiration date from October 2023 to August 2028. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $183,000 from approximately $1,415,000, or $8.00 per square foot, to approximately $1,598,000, or $9.03 per square foot.

Fiscal 2018 Renewals

In fiscal 2018, approximately 8% of our gross leasable area, representing 16 leases totaling 1,546,637 square feet, was set to expire. We have renewed 11 of the 16 leases that were set to expire during fiscal 2018, representing 1,063,824 square feet, or 69% of the expiring square footage. One of the 11 leases, which is with FedEx Ground Package System, Inc., for a property located in Hanahan (Charleston), SC, renewed for only four months, until November 30, 2018, because the tenant moved their operations from our 91,776 square foot facility to our newly constructed, much larger, 265,318 square foot facility, which is also located in Charleston, SC and is leased to FedEx Ground Package System, Inc. for 15 years through June 2033. We closed on this new facility on August 15, 2018. Excluding the four month lease renewal at the 91,776 square foot location, the 10 leases that have renewed represent 972,048 square feet, or 63% of the expiring square footage. We have incurred, or we expect to incur, tenant improvement costs of approximately $844,000 and leasing commission costs of approximately $898,000 in connection with these 10 lease renewals. The table below summarizes the lease terms of the 11 leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)
Hanahan (Charleston), SC (3)	FedEx Ground	91,776	$7.35	$7.35	07/31/18	$7.35	$7.35	11/30/18	0.3	$-0-	$-0-

Chattanooga, TN	FedEx Express	60,637	$5.13	$5.13	10/31/17	$5.26	$5.26	10/31/22	5.0	$0.44	$0.10
Lakeland, FL	FedEx Express	32,105	4.83	4.83	11/30/17	4.83	4.83	11/30/27	10.0	0.19	0.10
Orlando, FL	FedEx Express	110,638	5.69	6.02	11/30/17	6.02	6.02	11/30/27	10.0	0.20	0.12
St. Joseph, MO	Altec Industries	126,880	2.75	2.75	02/28/18	2.94	2.87	02/28/23	5.0	-0-	0.13
Edwardsville, KS	Carlisle Tire	179,280	4.23	4.39	05/31/18	4.10	4.15	07/31/23	5.2	0.05	0.16
Augusta, GA	FedEx Ground	59,358	7.64	7.64	06/30/18	8.64	8.64	06/30/21	3.0	-0-	-0-
O’Fallon, MO	Pittsburgh Glass Works	102,135	4.18	4.18	06/30/18	4.37	4.31	06/30/21	3.0	0.08	-0-
Denver, CO	FedEx Ground	69,865	8.08	8.08	07/31/18	8.72	8.72	10/31/25	7.3	-0-	0.17
Beltsville, MD	FedEx Ground	148,881	9.58	9.58	07/31/18	9.77	9.77	07/31/28	10.0	-0-	0.20
Bedford Heights, OH	FedEx Express	82,269	4.96	4.96	08/31/18	5.33	5.33	08/31/28	10.0	0.43	0.11
	Total (2)	972,048

Weighted Average (2)			$5.64	$5.71		$5.87	$5.87		6.8	$0.13	$0.14

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.
(2)	“Total” and “Weighted Average” amounts exclude the short-term renewal of the Hanahan (Charleston), SC property.
(3)	Renewed for only four months because the tenant moved its operations from our 91,776 square foot facility located in Hanahan (Charleston), SC to a brand new, build-to-suit, 265,318 square foot facility, which is also located in Charleston, SC. We purchased the new facility on August 15, 2018.

Excluding the four-month lease renewal at the Hanahan (Charleston), SC location, the remaining 10 lease renewals result in a weighted average term of 6.8 years and a renewed U.S. GAAP straight-line weighted average lease rate of $5.87 per square foot. The renewed weighted average initial cash rent is also $5.87 per square foot. This compares to the former weighted average rent of $5.64 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $5.71 per square foot, representing an increase in the weighted average lease rate of 4.1% on a U.S. GAAP straight-line basis and an increase of 2.8% on a cash basis.

As further described in the three paragraphs below, of the five remaining leases originally set to expire during fiscal 2018 that did not renew, three of the properties were sold and one of the properties was re-tenanted. The three properties that were sold represent 12% of the expiring square footage for fiscal 2018, and one property, representing 14% of the expiring square footage for fiscal 2018, was re-tenanted for 3 years. The remaining lease that did not renew, expired on December 31, 2017 and represents 5% of the expiring square footage for fiscal 2018. This tenant leased 80,856 square feet at our 255,658 square foot industrial park located in Monaca (Pittsburgh), PA. This partially vacant property currently represents our only property with vacancy.

Two leases were set to expire during fiscal 2018 with Kellogg Sales Company (Kellogg) for our 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and our 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. On December 18, 2017, we sold our property located in Kansas City, MO for $4,900,000, with net sale proceeds of approximately $4,602,000 and on December 22, 2017, we sold our property located in Orangeburg, NY for $6,170,000, with net sale proceeds of approximately $5,898,000. The sale of these two properties resulted in a realized gain of approximately $5,388,000, representing a 105% gain over the depreciated U.S. GAAP basis and a realized net gain of approximately $1,804,000, representing a 21% net gain over our historic undepreciated cost basis. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

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

Another remaining lease that was set to expire during fiscal 2018 was leased to Caterpillar Logistics Services, Inc. (Caterpillar) at our 218,120 square foot facility located in Griffin, GA through December 31, 2017. In September 2017, we entered into a three year lease agreement with Rinnai America Corporation through December 31, 2020 for this location. The new lease commenced on January 1, 2018, with initial annual rent of $807,044, representing $3.70 per square foot, with 3.0% annual increases thereafter, resulting in a straight-line annualized rent of $831,000, representing $3.81 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line and the former cash rent of $5.36 per square foot, resulting in a decrease in the average lease rate of 28.9% on a U.S. GAAP straight-line basis and a decrease of 31.0% on a cash basis.

Other Fiscal 2018 Leasing Activity

Effective November 1, 2017, we entered into a 10.2 year lease agreement with FBM Gypsum Supply of Illinois, LLC for our 36,270 square foot facility located in Urbandale (Des Moines), IA. The lease agreement provided for two months of free rent, after which, on January 1, 2018, initial annual rent of $159,588, representing $4.40 per square foot commenced, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of approximately $172,000, representing $4.74 per square foot through the expiration date of the lease, which is December 31, 2027. This new rent compares to the former average rent of $3.56 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $3.88 per square foot, resulting in an increase in the average lease rate of 33.1% on a U.S. GAAP straight-line basis and an increase of 13.4% on a cash basis.

Fiscal 2019 Renewals

In fiscal 2019, approximately 7% of our gross leasable area, representing 12 leases totaling 1,485,770 square feet, is set to expire. As of the date of this Annual Report, 5 of the 12 leases have renewed. The five leases that have renewed thus far represent 802,595 square feet, or 54% of the expiring square footage, and have a weighted average lease term of 8.4 years.

We have incurred or we expect to incur tenant improvement costs of approximately $1,786,000 and leasing commission costs of approximately $991,000 in connection with these five lease renewals. The table below summarizes the lease terms of the five leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Somerset, NJ	Taco Bell	21,365	$4.68	$4.68	10/14/18	$5.15	$5.15	10/14/23	5.0	$-0-	$-0-
Carrollton (Dallas), TX	Carrier Enterprise	184,317	8.20	8.55	01/11/19	6.24	6.00	01/31/24	5.0	0.20	0.39
Lebanon (Cincinnati), OH (2)	Siemens Real Estate	51,130	8.82	9.67	04/30/19	8.94	8.50	04/30/24	5.0	0.40	0.40
Memphis, TN (2)	FedEx Express	449,900	2.84	2.95	05/31/19	3.10	3.10	05/31/29	10.0	0.30	0.09
Jacksonville, FL	FedEx Express	95,883	5.40	5.40	05/31/19	5.59	5.59	05/31/29	10.0	0.16	0.11
	Total	802,595

Weighted Average			$4.81	$5.00		$4.55	$4.46		8.4	$0.26	$0.15

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.
(2)	We have agreed to the renewal terms with the tenant and the finalized signed lease is forthcoming.

These five lease renewals result in a weighted average term of 8.4 years and a U.S. GAAP straight-line weighted average lease rate of $4.55 per square foot. The renewed weighted average initial cash rent per square foot is $4.46. This compares to the former weighted average rent of $4.81 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $5.00 per square foot, resulting in a decrease in the weighted average lease rate of 5.4% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 10.8% on a cash basis.

As discussed above, in the Fiscal 2018 Renewal section, our 91,776 square foot facility located in Hanahan (Charleston), SC, was leased to FedEx Ground Package System, Inc. and renewed for only four months, until November 30, 2018 because the tenant moved their operations from our 91,776 square foot facility to our newly constructed, much larger, 265,318 square foot facility, which is also located in Charleston, SC. The new 265,318 square foot facility is leased to FedEx Ground Package System, Inc. for 15 years through June 2033. In addition, Carrier Enterprise, LLC (United Technologies) informed us that they will not be renewing their lease for our 60,000 square foot facility located in Richmond, VA which expires on November 30, 2018. Both our 91,776 square foot facility located in Hanahan (Charleston), SC and our 60,000 square foot facility located in Richmond, VA are currently being marketed.

On September 30, 2018, we had a weighted average lease maturity of 8.1 years with 7.5% of the weighted average gross annualized rent scheduled to expire each year.

The following table presents certain information as of September 30, 2018, with respect to our leases expiring over the future fiscal years ended September 30th:

Expiration of Fiscal Year Ended September 30th	Property Count	Total Area Expiring (square feet)	Annualized Rent	Percent of Gross Annualized Rent

Vacant (1)	1	80,856	$-0-	0%
Shopping Center (2)	1	64,220	807,000	1%
2019	6	681,395	3,914,000	3%
2020	4	383,449	2,129,000	2%
2021	10	1,206,723	5,467,000	4%
2022	7	1,138,320	6,419,000	5%
2023	13	1,668,804	9,481,000	7%
2024	12	1,584,634	10,094,000	8%
2025	9	2,404,478	12,271,000	10%
2026	7	982,226	7,922,000	6%
2027	11	2,304,616	12,629,000	10%
2028	11	2,571,915	13,826,000	11%
2029	5	1,171,338	5,454,000	4%
2030	4	1,044,832	7,403,000	6%
2031	3	963,269	7,122,000	6%
2032	6	1,724,838	13,134,000	10%
2033	2	639,068	6,514,000	5%
2034	1	558,600	2,206,000	2%
Total (3)	111	21,173,581	$126,792,000	100%

(1)	“Vacant” represents 80,856 square feet at our 255,658 square foot industrial park located in Monaca (Pittsburgh), PA.
(2)	“Shopping Center” represents a multi-tenanted property which has lease expirations ranging from month-to-month to 2030.
(3)	The property located in Monaca (Pittsburg), PA is included in “Vacant” and is included in “2025” for its lease with NF&M International and therefore is counted as one property in the property count total. Included in “2021” is Woodstream Corporation and included in “2023” is Altec Industries, Inc., both of which occupy one property and therefore is counted as one property in the property count total.

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

Shareholder Information

As of November 15, 2018, 1,278 shareholders of record held shares of our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

On January 16, 2018, the Board of Directors reaffirmed our Share Repurchase Program (Repurchase Program) that authorizes us to purchase up to $10,000,000 in the aggregate of our common stock. The Repurchase Program was originally created on March 3, 2009 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require us to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. During the fiscal year ended September 30, 2018, we did not reacquire any of our own shares of common stock. The maximum dollar value that may be purchased under the Repurchase Program as of September 30, 2018 is $10,000,000.

Equity Compensation Plan Information

At our Annual Meeting held on May 18, 2017, our common shareholders approved our Amended and Restated 2007 Incentive Award Plan (the Plan) which extended the term of our 2007 Incentive Award Plan for an additional 10 years, until March 13, 2027, added 1,600,000 shares of common stock to the share reserve, expanded the types of awards available for grant under the Plan and made other improvements to the 2007 Plan. As of September 30, 2018, there were 1,671,872 shares available for grant as stock options, restricted stock and other equity-based awards under the Plan. During fiscal 2018, options to purchase 65,000 shares were granted with an exercise price of $17.80 and options to purchase 40,000 shares were exercised at an exercise price of $14.24 per share for total proceeds of $569,600. In addition, during fiscal 2018, 12,500 shares of restricted common stock were granted with a fair value on the grant date of $16.47 per share. In addition, during fiscal 2018, 3,670 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $16.10 per share. See Note 9 in the Notes to the Consolidated Financial Statements included in this Form 10-K for a description of the plan. See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a table of beneficial ownership of our common stock.

The following table summarizes information, as of September 30, 2018, relating to our equity compensation plan (including individual compensation arrangements) pursuant to which our equity securities are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (excluding Securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plan Approved by Security Holders	695,000	$12.17	1,671,872

Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	695,000	$12.17	1,671,872

Comparative Stock Performance

The following line graph compares the total return of our common stock for the last five fiscal years to the FTSE NAREIT Composite Index (US), published by the National Association of Real Estate Investment Trusts (NAREIT), and the S&P 500 Index for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes listed below on September 30, 2013 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not indicative of future stock performance.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected financial and other information on us for the periods and as of the dates indicated. This table should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and all of the financial statements and notes thereto included elsewhere herein.

	September 30,
	2018	2017	2016	2015	2014
OPERATING DATA:
Rental and Reimbursement Revenue	$139,161,849	$116,385,305	$97,755,433	$77,775,497	$64,672,341
Real Estate Taxes and Operating Expenses	(24,390,117)	(20,154,556)	(17,568,623)	(12,490,019)	(11,317,479)
Net Operating Income - NOI	114,771,732	96,230,749	80,186,810	65,285,478	53,354,862
Lease Termination Income	210,261	-0-	-0-	238,625	1,182,890
Gain on Sale of Securities Transactions	111,387	2,311,714	4,398,599	805,513	2,166,766
Dividend and Interest Income	13,120,465	6,930,564	5,616,392	3,723,867	3,882,597
General and Administrative Expenses	(8,776,579)	(7,809,546)	(7,936,124)	(6,305,928)	(5,709,937)
Acquisition Costs	-0-	(178,526)	(730,441)	(1,546,088)	(481,880)
Interest Expense (1)	(32,349,705)	(25,754,121)	(22,953,049)	(19,844,166)	(16,830,423)
Depreciation & Amortization Expense	(38,567,027)	(31,459,749)	(26,087,680)	(21,772,728)	(17,719,581)
Income from Continuing Operations	48,520,534	40,271,085	32,494,507	20,584,573	19,845,294
Gain on Sale of Real Estate Investments	7,485,266	-0-	-0-	5,021,242	-0-
Net Income	56,005,800	40,271,085	32,494,507	25,605,815	19,845,294
Preferred Dividends	(17,190,456)	(14,861,686)	(9,020,470)	(8,607,032)	(8,607,032)
Redemption of Preferred Stock	-0-	(2,467,165)	(2,942,149)	-0-	-0-
Net Income Attributable to Common Shareholders	$38,815,344	$22,942,234	$20,531,888	$16,998,783	$11,238,262
Net Income Per Share
Basic	$0.71	$0.56	$0.50	$0.43	$0.40
Diluted	0.71	0.56	0.50	0.43	0.40
Net Income Attributable to Common Shareholders Per Share
Basic	0.49	0.32	0.31	0.29	0.23
Diluted	0.49	0.32	0.31	0.29	0.23

(1)	Amortization expense related to Financing Costs are included in “Interest Expense”.

BALANCE SHEET DATA:
Total Assets	$1,718,377,886	$1,443,037,755	$1,223,485,885	$910,905,721	$739,843,222
Real Estate Investments, net	1,512,512,785	1,260,830,451	1,013,103,314	806,465,906	627,068,988
Fixed Rate Mortgage Notes Payable, net	711,545,649	591,364,371	477,476,010	368,904,953	283,882,528
Loans Payable	186,608,676	120,091,417	80,790,684	85,041,386	25,200,000
Preferred Stock Called for Redemption	-0-	-0-	53,493,750	-0-	-0-
7.625% Series A Cumulative Redeemable Preferred Stock	-0-	-0-	-0-	53,493,750	53,493,750
7.875% Series B Cumulative Redeemable Preferred Stock	-0-	-0-	57,500,000	57,500,000	57,500,000
6.125% Series C Cumulative Redeemable Preferred Stock	287,200,025	245,986,125	135,000,000	-0-	-0-
Total Shareholders’ Equity	797,905,767	712,865,696	597,858,098	446,010,640	420,631,082

CASH FLOW DATA:
Net Cash Provided (Used) By:
Operating Activities	$85,529,162	$73,867,866	$54,699,500	$38,062,285	$34,856,285
Investing Activities	(332,513,200)	(339,071,013)	(227,845,089)	(194,469,735)	(131,809,697)
Financing Activities	246,082,577	179,679,685	256,821,188	148,006,698	105,023,561

	September 30,
	2018	2017	2016	2015	2014
OTHER INFORMATION:
Average Number of Common Shares Outstanding
Basic	78,619,440	72,114,078	65,468,564	59,085,888	49,829,924
Diluted	78,802,208	72,249,691	65,558,284	59,201,296	49,925,036
Funds From Operations*	$69,841,849	$54,442,611	$46,598,043	$33,730,447	$29,000,443
Core Funds From Operations*	$69,841,849	$57,088,302	$50,270,633	$35,276,535	$29,482,323
Adjusted Funds From Operations*	$68,375,031	$54,880,438	$45,865,343	$33,976,958	$25,843,710
Cash Dividends per Common Share	$0.68	$0.64	$0.64	$0.60	$0.60

* We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which we believe is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. FFO includes gains and losses realized on sale of securities investments. NAREIT created FFO as a non-GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO, plus acquisition costs and costs associated with the Redemption of Preferred Stock. We define Adjusted Funds From Operations (AFFO) as Core FFO, excluding stock based compensation expense, depreciation of corporate office tenant improvements, amortization of deferred financing costs, lease termination income, net gain or loss on sale of securities transactions, effect of non-cash U.S. GAAP straight-line rent adjustments, non-recurring other expenses and subtracting recurring capital expenditures. We define recurring capital expenditures as all capital expenditures that are recurring in nature, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO, Core FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO, Core FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO, Core FFO and AFFO and, accordingly, our FFO, Core FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO, Core FFO and AFFO are significant components in understanding our financial performance.

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

The following is a reconciliation of our U.S. GAAP Net Income to our FFO, Core FFO and AFFO for the fiscal years ended September 30th :

	2018	2017	2016	2015	2014
Net Income Attributable to Common Shareholders	$38,815,344	$22,942,234	$20,531,888	$16,998,783	$11,238,262
Plus: Depreciation Expense (Excluding Corporate Office)	36,017,959	29,478,322	23,931,530	19,625,748	15,908,769
Plus: Amortization of Intangible Assets	1,613,368	1,071,719	1,178,744	1,370,654	1,347,936
Plus: Amortization of Capitalized Lease Costs	880,444	855,000	955,881	756,504	505,476
Less: (Gain) / Plus: Loss on Sale of Real Estate Investments	(7,485,266)	95,336	-0-	(5,021,242)	-0-
FFO Attributable to Common Shareholders	69,841,849	54,442,611	46,598,043	33,730,447	29,000,443
Plus: Acquisition Costs	-0-	178,526	730,441	1,546,088	481,880
Plus: Redemption of Preferred Stock	-0-	2,467,165	2,942,149	-0-	-0-
Core FFO Attributable to Common Shareholders	69,841,849	57,088,302	50,270,633	35,276,535	29,482,323
Plus: Stock Compensation Expense	433,895	624,706	926,465	448,895	347,002
Plus: Depreciation of Corporate Office Capitalized Costs	157,964	156,676	123,492	79,572	-0-
Plus: Amortization of Financing Costs	1,220,983	1,234,259	1,116,238	1,286,016	725,745
Plus: Non-recurring Other Expense (1)	-0-	-0-	500,000	-0-	-0-
Less: Lease Termination Income	(210,261)	-0-	-0-	(238,625)	(1,182,890)
Less: Gain on Sale of Securities Transactions	(111,387)	(2,311,714)	(4,398,599)	(805,513)	(2,166,766)
Less: Effect of non-cash U.S. GAAP Straight-line Rent Adjustment	(1,972,588)	(1,027,927)	(1,709,821)	(1,446,264)	(600,745)
Less: Recurring Capital Expenditures	(985,424)	(883,864)	(963,065)	(623,658)	(760,959)
AFFO Attributable to Common Shareholders	$68,375,031	$54,880,438	$45,865,343	$33,976,958	$25,843,710

(1)	Consists of one-time payroll expenditures in fiscal 2016.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements provide our current expectations or forecasts of future events. In particular, statements relating to our liquidity and capital resources, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance are forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Securities Act and Exchange Act for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Form 10-K are based on management’s belief and assumptions made by, and information currently available to, management. Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include statements about our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and we do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	the ability of our tenants to make payments under their respective leases;

●	our reliance on certain major tenants;

●	our ability to re-lease properties that are currently vacant or that become vacant;

●	our ability to obtain suitable tenants for our properties;

●	changes in real estate market conditions, economic conditions in the industrial sector, the markets in which our properties are located and general economic conditions;

●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;

●	our ability to acquire, finance and sell properties on attractive terms;

●	our ability to repay debt financing obligations;

●	our ability to refinance amounts outstanding under our debt obligations at maturity on terms favorable to us, or at all;

●	the loss of any member of our management team;

●	our ability to comply with debt covenants;

●	our ability to integrate acquired properties and operations into existing operations;

●	continued availability of proceeds from issuances of our debt or equity securities;

●	the availability of other debt and equity financing alternatives;

●	market conditions affecting our investments in marketable securities of other REITs;

●	changes in interest rates under our current credit facility and under any additional variable rate debt arrangements that we may enter into in the future;

●	our ability to successfully implement our selective acquisition strategy;

●	our ability to maintain internal controls and procedures to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

●	changes in federal or state tax rules or regulations that could have adverse tax consequences;

●	declines in the market prices of our investment securities; and

●	our ability to qualify as a REIT for federal income tax purposes.

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

Overview

Monmouth Real Estate Investment Corporation, founded in 1968, is one of the oldest public equity REITs in the world. We are a self-administered and self-managed REIT that seeks to invest in well-located, modern, single tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. At September 30, 2018, we held investments in 111 properties totaling approximately 21,174,000 square feet. Total real estate investments were $1,719,578,419 at September 30, 2018. These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. All of these properties are wholly-owned, with the exception of an industrial property in New Jersey, in which we own a 51% controlling equity interest, and a shopping center in New Jersey, in which we own a 67% controlling equity interest.

Our weighted-average lease expiration was 8.1 years and 7.9 years as of September 30, 2018 and 2017, respectively, and our average annualized rent per occupied square foot as of September 30, 2018 and 2017 was $6.01 and $5.93, respectively. At September 30, 2018 and 2017, our occupancy was 99.6% and 99.3%, respectively.

We have a concentration of properties leased to FedEx Corporation (FDX). As of September 30, 2018, we had approximately 21,174,000 square feet of property, of which approximately 10,083,000 square feet, or 48%, consisting of 60 separate stand-alone leases, were leased to FDX and its subsidiaries (7% to FDX and 41% to FDX subsidiaries). These properties are located in 24 different states. As of September 30, 2018, the 60 separate stand-alone leases that are leased to FDX and FDX subsidiaries had a weighted average lease maturity of 9.4 years. The percentage of rental and reimbursement revenue from FDX and its subsidiaries was 58% for the year ended September 30, 2018, consisting of 7% leased to FDX and 51% leased to FDX subsidiaries. No other tenant accounted for 5% or more of our total Rental and Reimbursement revenue for fiscal 2018.

In addition to real estate property holdings, we held $154,920,545 in marketable REIT securities at September 30, 2018, representing 8.0% of our undepreciated assets (which is our total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further increase our diversification. The securities portfolio provides us with additional diversification, liquidity, and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

Our revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property. Rental and Reimbursement Revenue increased $22,776,544, or 20%, for the year ended September 30, 2018, as compared to the year ended September 30, 2017. Total expenses (excluding other income and expense) increased $12,131,346, or 20%, for the year ended September 30, 2018 as compared to the year ended September 30, 2017. The increases were due mainly to the revenue and expenses relating to the property acquisitions made during fiscal 2018 and 2017.

Our Net Income Attributable to Common Shareholders increased $15,873,110, or 69%, for the fiscal year ended September 30, 2018 as compared to the fiscal year ended September 30, 2017 and increased $2,410,346, or 12%, for the fiscal year ended September 30, 2017 as compared to the fiscal year ended September 30, 2016. The increases were due to the purchase of additional properties in fiscal 2018 and 2017.

We evaluate our financial performance using Net Operating Income (NOI) from property operations, which we believe is a useful indicator of our operating performance. NOI is a non-GAAP financial measure that we define as Net Income Attributable to Common Shareholders plus Redemption of Preferred Stock, Preferred Dividends, General and Administrative Expenses, Acquisition Costs, Depreciation, Amortization of Capitalized Lease Costs and Intangible Assets, Interest Expense, including Amortization of Financing Costs, less Dividend and Interest Income, Gain on Sale of Securities Transactions, Gain on Sale of Real Estate Investments and Lease Termination Income. The components of NOI are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities, and repairs and maintenance. Other REITs may use different methodologies to calculate NOI and, accordingly, our NOI may not be comparable to all other REITs.

The following is a reconciliation of our Net Income Attributable to Common Shareholders to our NOI for the fiscal years ended September 30, 2018, 2017 and 2016:

	2018	2017	2016
Net Income Attributable to Common Shareholders	$38,815,344	$22,942,234	$20,531,888
Plus: Redemption of Preferred Stock	-0-	2,467,165	2,942,149
Plus: Preferred Dividends	17,190,456	14,861,686	9,020,470
Plus: General and Administrative Expenses	8,776,579	7,809,546	7,936,124
Plus: Acquisition Costs	-0-	178,526	730,441
Plus: Depreciation	36,175,923	29,634,998	24,055,022
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	2,391,104	1,824,751	2,032,658
Plus: Interest Expense, including Amortization of Financing Costs	32,349,705	25,754,121	22,953,049
Less: Dividend and Interest Income	(13,120,465)	(6,930,564)	(5,616,392)
Less: Gain on Sale of Securities Transactions	(111,387)	(2,311,714)	(4,398,599)
Less: Gain on Sale of Real Estate Investments	(7,485,266)	-0-	-0-
Less: Lease Termination Income	(210,261)	-0-	-0-
Net Operating Income – NOI	$114,771,732	$96,230,749	$80,186,810

The components of our NOI for the fiscal years ended September 30, 2018, 2017 and 2016 are as follows:

	2018	2017	2016

Rental Revenue	$115,864,119	$97,659,778	$81,592,429
Reimbursement Revenue	23,297,730	18,725,527	16,163,004
Total Rental and Reimbursement Revenue	139,161,849	116,385,305	97,755,433
Real Estate Taxes	(18,596,239)	(15,266,634)	(13,294,724)
Operating Expense	(5,793,878)	(4,887,922)	(4,273,899)
NOI	$114,771,732	$96,230,749	$80,186,810

NOI increased $18,540,983, or 19%, for the fiscal year ended September 30, 2018, as compared to the fiscal year ended September 30, 2017 and increased $16,043,939, or 20%, for the fiscal year ended September 30, 2017 as compared to the fiscal year ended September 30, 2016. The increase from fiscal year 2017 to 2018 was due to the additional income related to seven industrial properties purchased during fiscal 2018 and the purchase of ten industrial properties during fiscal 2017. The increase from fiscal year 2016 to 2017 was due to the additional income related to ten industrial properties purchased during fiscal 2017 and the purchase of eight industrial properties during fiscal 2016.

For the fiscal years ended September 30, 2018, 2017 and 2016, gross revenue, which includes Rental Revenue, Reimbursement Revenue and Dividend and Interest Income totaled $152,282,314, $123,315,869 and $103,371,825, respectively.

Subsequent to fiscal yearend, on October 19, 2018, we purchased a newly constructed 347,145 square foot industrial building, situated on 62.0 acres, located in Trenton, NJ. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through June 2032. The purchase price was $85,248,352. We obtained a 15 year, fully-amortizing mortgage loan of $55,000,000 at a fixed interest rate of 4.13%. Annual rental revenue over the remaining term of the lease averages approximately $5,328,000.

The industrial property purchased thus far during fiscal 2019 increased our current total leasable square feet to approximately 21,521,000.

In addition to the property purchased subsequent to our fiscal yearend, as described above, we have entered into agreements to purchase two new build-to-suit, industrial buildings that are currently being developed in Georgia and North Carolina, consisting of approximately 398,000 square feet, with net-leased terms ranging from 10 to 15 years, with a weighted average lease term of 13.4 years.  The purchase price for these properties is approximately $68,747,000 and both are leased to FedEx Ground Package System, Inc.  Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions during the first quarter of fiscal 2019 and fiscal 2020.  In connection with one of these properties, we have entered into a commitment to obtain a 15 year, fully-amortizing mortgage loan of $17,500,000 with a fixed interest rate of 4.40%. We may make additional acquisitions in fiscal 2019 and fiscal 2020, and the funds for these acquisitions may come from funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, proceeds from the Preferred Stock ATM Program, and proceeds from private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

During the three fiscal years ended September 30, 2018, 2017 and 2016, we completed a total of seven property expansions, consisting of three building expansions and four parking lot expansions. Three of the four parking lot expansions included the purchase of additional land. The three building expansions resulted in approximately 312,000 additional square feet. Total costs for all seven property expansions were approximately $22,189,000 and resulted in total increased annual rent of approximately $2,090,000. Six completed expansions resulted in new ten year lease extensions for the expanded properties and one completed expansion resulted in a new twelve year lease extension. The weighted average lease extension for these seven property expansions is 10.9 years.

Revenues also include Dividend and Interest Income and Gain on Sale of Securities Transactions. We hold a portfolio of marketable securities of other REITs with a fair value of $154,920,545 as of September 30, 2018, representing 8.0% of our undepreciated assets (which is our total assets excluding accumulated depreciation). We limit our marketable securities investments to no more than approximately 10% of our undepreciated assets. We invest in REIT securities and, from time to time, may use margin debt when an adequate yield spread can be obtained. As of September 30, 2018 and 2017, there was $26,608,676 and $10,091,417 outstanding on the margin loan, respectively. Subsequent to fiscal yearend, on October 9, 2018, we paid off the margin loan. The REIT securities portfolio provides us with additional diversification, liquidity, and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of September 30, 2018, our portfolio consisted primarily of 95% REIT common stocks and 5% REIT preferred stocks, all of which are listed on a national securities exchange. Our weighted-average yield on the securities portfolio for fiscal 2018 was approximately 9.5%. Dividend and Interest Income for fiscal 2018 was $13,120,465 compared to $6,930,564 for fiscal 2017. During fiscal 2018, we realized $111,387 in gains on sale of securities transactions. We have unrealized losses of $24,744,579 in our REIT securities portfolio as of September 30, 2018. The dividends received from our securities investments continue to meet our expectations. We intend to hold these securities for investment on a long-term basis.

We had $9,324,585 in Cash and Cash Equivalents and $154,920,545 in REIT securities as of September 30, 2018. We believe that funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, proceeds from the Preferred Stock ATM Program, and proceeds from private placements and public offerings of additional common or preferred stock or other securities, will provide sufficient funds to adequately meet our obligations over the next several years.

We have a DRIP, in which participants can purchase our stock at a price that is approximately 95% of market value. Amounts received in connection with the DRIP (including dividend reinvestments of $12,928,356, $10,125,894 and $8,369,146 for fiscal years ended 2018, 2017 and 2016, respectively) were $90,028,789, $91,931,831 and $72,175,797 for fiscal years ended 2018, 2017 and 2016, respectively.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share, or our 6.125% Series C preferred stock, having an aggregate sales price of up to $100,000,000. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) with B. Riley that provides for the offer and sale from time to time of $125,000,000 of our 6.125% Series C preferred stock. We began selling shares through these programs on July 3, 2017. Since inception through September 30, 2018, we sold 3,088,001 shares under these programs at a weighted average price of $25.06 per share, and generated net proceeds, after offering expenses, of approximately $75,828,000, of which 1,648,556 shares were sold during the fiscal year ended 2018 at a weighted average price of $24.84 per share, and generated net proceeds, after offering expenses, of approximately $40,094,000. As of September 30, 2018, there is approximately $119,096,000 remaining that may be sold under the Preferred Stock ATM Program.

As of September 30, 2018, 11,488,001 shares of our 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to fiscal yearend, in October 2018, we completed a public offering of 9,200,000 shares of our Common Stock (including the underwriters’ option to purchase 1,200,000 additional shares) at a price of $15.00 per share, before underwriting discounts. We received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of approximately $132,339,000.

Industrial space demand is very closely correlated to Gross Domestic Product (GDP) growth. Despite nine years of unprecedented monetary stimulus, real annual GDP growth averaged less than 2.0% over this period. Economic growth has been strong this past year further increasing demand for industrial space. The most significant demand driver for modern industrial real estate continues to be ecommerce. Every year since the turn of the century, the percentage of goods purchased on-line has increased at an average 16% annual growth rate. Today, excluding food, fuel, and autos, approximately 19% of total retail sales have migrated from traditional store sales to on-line sales and we expect this growth in market share to continue. We expect these favorable trends for the industrial real estate sector to be a leading demand driver for the foreseeable future, as consumers continue to embrace the added efficiencies of on-line consumption. The strong financial position of our tenants, together with the long duration of our leases, provides for high quality, reliable income streams throughout the business cycle.

We intend to continue to increase our real estate investments in fiscal 2019 and 2020 through acquisitions and expansions of our properties. The growth of the real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing. Competition in the market areas in which we operate is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

See PART I, Item 1 – Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to us and the opportunities and challenges, and risks on which we are focused.

Significant Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. We believe the following significant accounting policies are affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed description of these and other accounting policies, see Note 1 in the Notes to our Consolidated Financial Statements included in this Form 10-K.

Real Estate Investments

We apply Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-10, Property, Plant & Equipment (ASC 360-10) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that an other than temporary impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

Prior to the adoption of ASU 2017-01 on April 1, 2017, upon acquisition of a property, we allocated the purchase price of the property based upon the fair value of the assets acquired, which generally consisted of land, building and intangible assets, including above and below market leases and in-place leases. We allocated the purchase price to the fair value of the tangible assets of an acquired property generally determined by the third-party appraisal of the property obtained in conjunction with the purchase. The purchase price was further allocated to acquired above and below market leases based on the present value of the difference between prevailing market rates and the in-place lease rates over the remaining term. In addition, any remaining amounts of the purchase price were applied to in-place lease values based on our evaluation of the specific characteristics of each tenant’s lease. In-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenant, the tenant’s credit quality and expectations of lease renewals were also considered. Acquired above and below market leases were amortized to rental revenue over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles was amortized to amortization expense over the remaining lease term. If a tenant terminated its lease early, the unamortized portion of the tenant improvements, leasing commissions, deferred rent, and the in-place lease value was charged to expense when there was a signed termination agreement, all of the conditions of the termination agreement were met, the tenant is no longer occupying the property and the termination consideration, if any, is probable of collection.

As a result of the adoption of Accounting Standards Update (ASU) 2017-01, effective April 1, 2017, we no longer account for our property acquisitions as business combinations and instead account for our property acquisitions as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized to real estate investments as part of the purchase price as opposed to being expensed as Acquisition Costs under the previous accounting treatment for business combinations. Therefore, as of April 1, 2017, we are no longer required to expense our Acquisition Costs. In addition, acquisitions that do not meet the definition of a business combination are accounted for as asset acquisitions whereby the consideration incurred is allocated to the individual assets acquired on a relative fair value basis.

We conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable.

The following are examples of such events or changes in circumstances that would indicate to us that there may be an impairment of a property:

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

The process entails the analysis of property for instances where the net book value exceeds the estimated fair value. In accordance with ASC 360-10, an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. We utilize the experience and knowledge of our internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include re-leasing and renewal probabilities upon future lease expirations, vacancy factors, rental growth rates, and capital expenditures.

As part of our review of our property portfolio, we evaluated the one industrial property that was partially vacant at September 30, 2018. The discounted cash flows expected from the lease applicable to the occupied portion of the property and the discounted cash flows expected from a potential lease applicable to the vacant portion of this property exceeded its historical net cost basis. We consider, on a quarterly basis, whether the marketed rent (advertised) or the market rent has decreased or if any additional indicators are present which would indicate a significant decrease in net cash flows. We may obtain an independent appraisal to assist in evaluating a potential impairment for a property if it has been vacant for several years. We have also considered the properties which had lease renewals at rental rates lower than the previous rental rates and noted that the sum of the new discounted cash flows expected for the renewed leases exceeded these properties’ historical net cost basis.

We reviewed our operating properties in light of the requirements of ASC 360-10 and determined that, as of September 30, 2018, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities, which we generally limit to no more than approximately 10% of our undepreciated assets (which is our total assets excluding accumulated depreciation). We individually review and evaluate our marketable securities for impairment on a quarterly basis, or when events or circumstances occur. We consider, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position. If a decline in fair value is determined to be other than temporary, a non-cash impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the new cost basis.

We classify our securities among three categories: held-to-maturity, trading, and available-for-sale. Our securities at September 30, 2018 and 2017 are all classified as available-for-sale and are carried at fair value based on quoted market prices. Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis. Net unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in net unrealized holding gains (losses) is reflected as comprehensive income (loss).

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for our fiscal year beginning October 1, 2018. The most significant change for us, once ASU 2016-01 was adopted, was the accounting treatment for our investments in marketable securities that are classified as available for sale. The accounting treatment used for our Consolidated Financial Statements through Fiscal 2018, was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, effective October 1, 2018, these marketable securities continue to be measured at fair value, however the changes in net unrealized holding gains and losses are now recognized through net income. Subsequent to the fiscal yearend, on October 1, 2018, unrealized net holding losses of $24,744,579 were reclassed to beginning retained earnings to recognize the unrealized losses previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets.

Revenue Recognition and Estimates

Rental revenue from tenants with leases having scheduled rental increases are recognized on a straight-line basis over the term of the lease. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred. The reimbursements are recognized and presented gross, as we are generally, the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. These occupancy charges are recognized as earned. In addition, an estimate is made with respect to whether a provision for allowance for doubtful tenant and other receivables is necessary. The allowance for doubtful accounts reflects management’s estimate of the amounts of the recorded tenant and other receivables at the balance sheet date that will not be realized from cash receipts in subsequent periods. If cash receipts in subsequent periods vary from our estimates, or if our tenants’ financial condition deteriorates as a result of operating difficulties, additional changes to the allowance may be required. We did not have an allowance for doubtful accounts as of September 30, 2018 or 2017.

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

Two leases were set to expire during fiscal 2018 with Kellogg Sales Company (Kellogg) for our 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and our 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. On December 18, 2017, we sold our property, located in Kansas City, MO for $4,900,000, with net sale proceeds of approximately $4,602,000 and on December 22, 2017, we sold our property, located in Orangeburg, NY for $6,170,000, with net sale proceeds of approximately $5,898,000. The sale of these two properties resulted in a realized gain of approximately $5,388,000, representing a 105% gain over the depreciated U.S. GAAP basis and a realized net gain of approximately $1,804,000, representing a 21% net gain over our historic undepreciated cost basis. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

Only four of our 111 properties have leases that contain an early termination provision. These four properties contain approximately 184,000 total rentable square feet, representing less than 1% of our total rentable square feet. Our leases with early termination provisions are our 26,340 square foot location in Ridgeland (Jackson), MS, our 36,270 square foot location in Urbandale (Des Moines), IA, our 38,833 square foot location in Rockford, IL, and our 83,000 square foot location in Roanoke, VA. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include: the date termination can be exercised, the time frame that notice must be given by the tenant to us and the termination fee that would be required to be paid by the tenant to us. The total potential termination fee to be paid to us from the four tenants with leases that have a termination provision amounts to approximately $1,694,000.

Results of Operations

Occupancy and Rent per Occupied Square Foot

Our weighted-average lease expiration was 8.1 years and 7.9 years as of September 30, 2018 and 2017, respectively, and our average annualized rent per occupied square foot as of September 30, 2018 and 2017 was $6.01 and $5.93, respectively. At September 30, 2018 and 2017, our occupancy was 99.6% and 99.3%, respectively.

All improved properties were 100% occupied, except for one property located in Monaca (Pittsburgh), PA consisting of 255,658 rentable square feet, of which 68% or 174,802 square feet is occupied, resulting in a 99.6% overall occupancy percentage for our entire portfolio of properties.

Fiscal 2018 Renewals

In fiscal 2018, approximately 8% of our gross leasable area, representing 16 leases totaling 1,546,637 square feet, was set to expire. We have renewed 11 of the 16 leases that were set to expire during fiscal 2018, representing 1,063,824 square feet, or 69% of the expiring square footage. One of the 11 leases, which is with FedEx Ground Package System, Inc., for a property located in Hanahan (Charleston), SC, renewed for only four months, until November 30, 2018, because the tenant moved their operations from our 91,776 square foot facility to our newly constructed, much larger, 265,318 square foot facility, which is also located in Charleston, SC and is leased to FedEx Ground Package System, Inc. for 15 years through June 2033. We closed on this new facility on August 15, 2018. Excluding the four month lease renewal at the 91,776 square foot location, the 10 leases that have renewed represent 972,048 square feet, or 63% of the expiring square footage. We have incurred, or we expect to incur, tenant improvement costs of approximately $844,000 and leasing commission costs of approximately $898,000 in connection with these 10 lease renewals. The table below summarizes the lease terms of the 11 leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)
Hanahan (Charleston), SC (3)	FedEx Ground	91,776	$7.35	$7.35	07/31/18	$7.35	$7.35	11/30/18	0.3	$-0-	$-0-

Chattanooga, TN	FedEx Express	60,637	$5.13	$5.13	10/31/17	$5.26	$5.26	10/31/22	5.0	$0.44	$0.10
Lakeland, FL	FedEx Express	32,105	4.83	4.83	11/30/17	4.83	4.83	11/30/27	10.0	0.19	0.10
Orlando, FL	FedEx Express	110,638	5.69	6.02	11/30/17	6.02	6.02	11/30/27	10.0	0.20	0.12
St. Joseph, MO	Altec Industries	126,880	2.75	2.75	02/28/18	2.94	2.87	02/28/23	5.0	-0-	0.13
Edwardsville, KS	Carlisle Tire	179,280	4.23	4.39	05/31/18	4.10	4.15	07/31/23	5.2	0.05	0.16
Augusta, GA	FedEx Ground	59,358	7.64	7.64	06/30/18	8.64	8.64	06/30/21	3.0	-0-	-0-
O’Fallon, MO	Pittsburgh Glass Works	102,135	4.18	4.18	06/30/18	4.37	4.31	06/30/21	3.0	0.08	-0-
Denver, CO	FedEx Ground	69,865	8.08	8.08	07/31/18	8.72	8.72	10/31/25	7.3	-0-	0.17
Beltsville, MD	FedEx Ground	148,881	9.58	9.58	07/31/18	9.77	9.77	07/31/28	10.0	-0-	0.20
Bedford Heights, OH	FedEx Express	82,269	4.96	4.96	08/31/18	5.33	5.33	08/31/28	10.0	0.43	0.11
	Total (2)	972,048

Weighted Average (2)			$5.64	$5.71		$5.87	$5.87		6.8	$0.13	$0.14

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.
(2)	“Total” and “Weighted Average” amounts exclude the short-term renewal of the Hanahan (Charleston), SC property.
(3)	Renewed for only four months because the tenant moved its operations from our 91,776 square foot facility located in Hanahan (Charleston), SC to a brand new, build-to-suit, 265,318 square foot facility, which is also located in Charleston, SC. We purchased the new facility on August 15, 2018.

Excluding the four-month lease renewal at the Hanahan (Charleston), SC location, the remaining 10 lease renewals result in a weighted average term of 6.8 years and a renewed U.S. GAAP straight-line weighted average lease rate of $5.87 per square foot. The renewed weighted average initial cash rent per square foot is also $5.87 per square foot. This compares to the former weighted average rent of $5.64 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $5.71 per square foot, representing an increase in the weighted average lease rate of 4.1% on a U.S. GAAP straight-line basis and an increase of 2.8% on a cash basis.

As further discussed below and under Fiscal 2018 dispositions, of the five remaining leases originally set to expire during fiscal 2018 that did not renew, three of the properties were sold and one of the properties was re-tenanted. The three properties that were sold represent 12% of the expiring square footage for fiscal 2018, and one property, representing 14% of the expiring square footage for fiscal 2018, was re-tenanted for 3 years. The remaining lease that did not renew, expired on December 31, 2017 and represents 5% of the expiring square footage for fiscal 2018. This tenant leased 80,856 square feet at our 255,658 square foot industrial park located in Monaca (Pittsburgh), PA. This partially vacant property currently represents our only property with vacancy.

Another remaining lease that was set to expire during fiscal 2018 was leased to Caterpillar Logistics Services, Inc. (Caterpillar) at our 218,120 square foot facility located in Griffin, GA through December 31, 2017. In September 2017, we entered into a three year lease agreement with Rinnai America Corporation through December 31, 2020 for this location. The new lease commenced on January 1, 2018, with initial annual rent of $807,044, representing $3.70 per square foot, with 3.0% annual increases thereafter, resulting in a straight-line annualized rent of $831,000, representing $3.81 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line and the former cash rent of $5.36 per square foot, resulting in a decrease in the average lease rate of 28.9% on a U.S. GAAP straight-line basis and a decrease of 31.0% on a cash basis.

Other Fiscal 2018 Leasing Activity

Effective November 1, 2017, we entered into a 10.2 year lease agreement with FBM Gypsum Supply of Illinois, LLC for our 36,270 square foot facility located in Urbandale (Des Moines), IA. The lease agreement provided for two months of free rent, after which, on January 1, 2018, initial annual rent of $159,588, representing $4.40 per square foot commenced, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of approximately $172,000, representing $4.74 per square foot through the expiration date of the lease, which is December 31, 2027. This new rent compares to the former average rent of $3.56 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $3.88 per square foot, representing an increase in the average lease rate of 33.1% on a U.S. GAAP straight-line basis and an increase of 13.4% on a cash basis.

Fiscal 2019 Renewals

In fiscal 2019, approximately 7% of our gross leasable area, representing 12 leases totaling 1,485,770 square feet, is set to expire. As of the date of this Annual Report, 5 of the 12 leases have renewed. The five leases that have renewed thus far represent 802,595 square feet, or 54% of the expiring square footage, and have a weighted average lease term of 8.4 years.

We have incurred or we expect to incur tenant improvement costs of approximately $1,786,000 and leasing commission costs of approximately $991,000 in connection with these five lease renewals. The table below summarizes the lease terms of the five leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Somerset, NJ	Taco Bell	21,365	$4.68	$4.68	10/14/18	$5.15	$5.15	10/14/23	5.0	$-0-	$-0-
Carrollton (Dallas), TX	Carrier Enterprise	184,317	8.20	8.55	01/11/19	6.24	6.00	01/31/24	5.0	0.20	0.39
Lebanon (Cincinnati), OH (2)	Siemens Real Estate	51,130	8.82	9.67	04/30/19	8.94	8.50	04/30/24	5.0	0.40	0.40
Memphis, TN (2)	FedEx Express	449,900	2.84	2.95	05/31/19	3.10	3.10	05/31/29	10.0	0.30	0.09
Jacksonville, FL	FedEx Express	95,883	5.40	5.40	05/31/19	5.59	5.59	05/31/29	10.0	0.16	0.11
	Total	802,595

Weighted Average			$4.81	$5.00		$4.55	$4.46		8.4	$0.26	$0.15

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.
(2)	We have agreed to the renewal terms with the tenant and the finalized signed lease is forthcoming.

These five lease renewals result in a weighted average term of 8.4 years and a U.S. GAAP straight-line weighted average lease rate of $4.55 per square foot. The renewed weighted average initial cash rent per square foot is $4.46. This compares to the former weighted average rent of $4.81 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $5.00 per square foot, resulting in a decrease in the weighted average lease rate of 5.4% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 10.8% on a cash basis.

As discussed above, in the Fiscal 2018 Renewal section, our 91,776 square foot facility located in Hanahan (Charleston), SC, was leased to FedEx Ground Package System, Inc. and renewed for only four months, until November 30, 2018 because the tenant moved their operations from our 91,776 square foot facility to our newly constructed, much larger, 265,318 square foot facility, which is also located in Charleston, SC. The new 265,318 square foot facility is leased to FedEx Ground Package System, Inc. for 15 years through June 2033. In addition, Carrier Enterprise, LLC (United Technologies) informed us that they will not be renewing their lease for our 60,000 square foot facility located in Richmond, VA which expires on November 30, 2018. Both our 91,776 square foot facility located in Hanahan (Charleston), SC and our 60,000 square foot facility located in Richmond, VA are currently being marketed.

On September 30, 2018, we had a weighted average lease maturity of 8.1 years with 7.5% of the weighted average gross annualized rent scheduled to expire each year.

Acquisitions, Expansions and Dispositions During Fiscal 2018

Fiscal 2018 Acquisitions

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

On November 30, 2017, we purchased a newly constructed 300,000 square foot industrial building, situated on 123.0 acres, located in Oklahoma City, OK. The building is 100% net-leased to Amazon.com Services, Inc. for 10 years through October 2027. The lease is guaranteed by Amazon.com, Inc. The purchase price was $30,250,000. We obtained a 10 year mortgage loan, amortizing over 18 years, of $19,600,000 at a fixed interest rate of 3.64%. Annual rental revenue over the remaining term of the lease averages approximately $1,884,000.

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

On August 15, 2018, we purchased a newly constructed 265,318 square foot industrial building, situated on 48.9 acres, located in Charleston, SC. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through June 2033. The purchase price was $47,174,296. We obtained a 15 year fully-amortizing mortgage loan of $29,860,000 at a fixed interest rate of 3.82%. Annual rental revenue over the remaining term of the lease averages approximately $2,713,000.

On September 6, 2018, we purchased a newly constructed 373,750 square foot industrial building, situated on 92.6 acres, located in Braselton, GA which is in the Atlanta Metropolitan Statistical Area (MSA) . The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through February 2033. The purchase price was $61,113,264. We obtained a 15 year fully-amortizing mortgage loan of $39,700,000 at a fixed interest rate of 4.02%. Annual rental revenue over the remaining term of the lease averages approximately $3,801,000.

FedEx Ground Package System, Inc.’s ultimate parent, FDX, Amazon.com, Inc. and Shaw Industries, Inc.’s ultimate parent, Berkshire Hathaway, Inc. are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

Fiscal 2018 Expansions

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

On September 27, 2018, a parking lot expansion for a property leased to FedEx Ground Package System, Inc., located in Ft. Mill, SC was completed for a total project cost of approximately $1,834,000, resulting in a new 10 year lease which extended the prior lease expiration date from October 2023 to August 2028. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $183,000 from approximately $1,415,000, or $8.00 per square foot, to approximately $1,598,000, or $9.03 per square foot.

Fiscal 2018 Dispositions

Two leases were set to expire during fiscal 2018 with Kellogg Sales Company (Kellogg) for our 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and our 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. On December 18, 2017, we sold our property located in Kansas City, MO for $4,900,000, with net sale proceeds of approximately $4,602,000 and, on December 22, 2017, we sold our property located in Orangeburg, NY for $6,170,000, with net sale proceeds of approximately $5,898,000. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

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

Comparison of Year Ended September 30, 2018 to Year Ended September 30, 2017

The following tables summarize our rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category. For the purposes of the following discussion, same properties are properties owned as of October 1, 2016 that have not been subsequently expanded or sold.

Acquired Properties are properties that were acquired subsequent to September 30, 2016. Seventeen properties were acquired during fiscal 2018 and fiscal 2017. Acquired properties include the properties located in Hamburg (Buffalo), NY; Ft. Myers, FL; Walker (Grand Rapids), MI; Mesquite (Dallas), TX; Aiken (Augusta, GA), SC; Homestead (Miami), FL; Oklahoma City, OK (Bunzl Distribution Oklahoma, Inc.); Concord (Charlotte) NC; Kenton, OH and Stow, OH (all acquired in fiscal 2017) and Charleston, SC (FDX); Oklahoma City, OK (Amazon.com Services, Inc.); Savannah, GA; Daytona Beach, FL; Mobile, AL; Charleston, SC (FDX Ground) and Braselton (Atlanta), GA (all acquired in fiscal 2018).

During fiscal 2018 and 2017, there were four property expansions completed at the properties located in Edinburg, TX; Ft. Myers, FL; Indianapolis, IN and Ft. Mill, SC. Expanded Properties include these properties that were expanded subsequent to September 30, 2016, with the exception of the property located in Ft. Myers, FL. Since this property was acquired in fiscal 2017 and subsequently expanded, it is therefore included in Acquired Properties instead of being included in Expanded Properties.

Sold property consists of four properties sold during fiscal 2018 located in Kansas City, MO; Orangeburg, NY; Colorado Springs, CO and Ft. Myers, FL and one property sold during fiscal 2017 located in White Bear Lake (Minneapolis/St. Paul), MN.

As of September 30, 2018 and 2017, the occupancy rates of our total property portfolio were 99.6% and 99.3%, respectively.

Rental Revenues	2018	2017	$ Change	% Change

Same Properties	$84,576,670	$84,905,418	$(328,748)	0%
Acquired Properties	26,492,913	7,086,464	19,406,449	274%
Expanded Properties	4,220,958	4,045,681	175,277	4%
Sold Properties	573,578	1,622,215	(1,048,637)	(65%)
Total	$115,864,119	$97,659,778	$18,204,341	19%

The increase in rental revenues is mainly due to the increase from the newly acquired properties and expanded properties.

Reimbursement Revenues	2018	2017	$ Change	% Change

Same Properties	$19,056,041	$17,259,734	$1,796,307	10%
Acquired Properties	3,048,604	285,207	2,763,397	969%
Expanded Properties	837,855	750,966	86,889	12%
Sold Properties	355,230	429,620	(74,390)	(17%)
Total	$23,297,730	$18,725,527	$4,572,203	24%

Our single tenant properties are subject to net leases, which require the tenants to absorb the real estate taxes, insurance and the majority of the repairs and maintenance. As such, we are reimbursed by the tenants for these expenses. Therefore, the increase in reimbursement revenues is offset by the increase in Real Estate Taxes and the increase in Operating Expenses, which includes insurance, repairs and maintenance and other operating expenses. In addition, the increase in reimbursement revenues is mainly due to the increase from the newly acquired properties. The increase in reimbursement revenues from Same Properties is due to the increase in Same Properties real estate taxes and operating expenses reimbursed to use from our tenants.

Real Estate Taxes	2018	2017	$ Change	% Change

Same Properties	$15,274,719	$14,021,691	$1,253,028	9%
Acquired Properties	2,314,184	183,102	2,131,082	1164%
Expanded Properties	795,408	710,196	85,212	12%
Sold Properties	211,928	351,645	(139,717)	(40)%
Total	$18,596,239	$15,266,634	$3,329,605	22%

The increase in real estate taxes is mainly due to the newly acquired properties. The increase from same properties is mainly due to an increase in assessment values.

Operating Expenses	2018	2017	$ Change	% Change

Same Properties	$4,791,211	$4,410,009	$381,202	9%
Acquired Properties	789,115	124,946	664,169	532%
Expanded Properties	103,660	88,025	15,635	18%
Sold Properties	109,892	264,942	(155,050)	(59%)
Total	$5,793,878	$4,887,922	$905,956	19%

The increase in operating expenses is mainly due to the newly acquired properties.

Net Operating Income (NOI)*	2018	2017	$ Change	% Change

Same Properties	$83,566,781	$83,733,452	$(166,671)	0%
Acquired Properties	26,438,218	7,063,623	19,374,595	274%
Expanded Properties	4,159,745	3,998,426	161,319	4%
Sold Properties	606,988	1,435,248	(828,260)	(58%)
Total	$114,771,732	$96,230,749	$18,540,983	19%

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

Depreciation	2018	2017	$ Change	% Change

Same Properties	$25,695,488	$25,607,021	$88,467	0%
Acquired Properties	9,223,271	2,399,641	6,823,630	284%
Expanded Properties	1,218,756	1,157,830	60,926	5%
Sold Properties	38,408	470,506	(432,098)	(92%)
Total	$36,175,923	$29,634,998	$6,540,925	22%

The increase in depreciation expense is mainly due to the newly acquired properties.

Interest Expense, excluding Amortization of Financing Costs	2018	2017	$ Change	% Change

Same Properties	$16,344,050	$19,032,723	$(2,688,673)	(14%)
Acquired Properties	9,368,794	2,156,392	7,212,402	334%
Expanded Properties	509,024	588,191	(79,167)	(13%)
Sold Properties	38,272	143,510	(105,238)	(73%)
Loans Payable	4,868,582	2,599,046	2,269,536	87%
Total	$31,128,722	$24,519,862	$6,608,860	27%

The increase in interest expense is mainly due to the acquisition of new properties. Interest expense for same properties decreased mainly due to the reduction in the outstanding fixed rate mortgage balance related to these properties. The outstanding fixed rate mortgage balance related to these properties was reduced mainly due to the payoff of five fixed rate mortgage loans totaling approximately $12,487,000 and regularly scheduled principal amortization payments made during fiscal 2018. In addition, the weighted average interest rate on our fixed rate debt decreased from 4.18% as of September 30, 2017 to 4.07% as of September 30, 2018.

Acquisition Costs

Acquisition costs that were expensed in the Consolidated Statement of Income decreased $178,526, or 100% during fiscal 2018 as compared to fiscal 2017. As a result of adopting ASU 2017-01, effective as of April 1, 2017, as permitted under the standard, we no longer account for our property acquisitions as business combinations and instead we account for our property acquisitions as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized to real estate investments as part of the purchase price as opposed to being expensed as Acquisition Costs under the accounting treatment for business combinations previously used. Therefore, as of April 1, 2017, we no longer expensed any Acquisition Costs.

General and Administrative Expenses

General and administrative expenses increased $967,033, or 12%, during fiscal 2018 as compared to fiscal 2017. The increase was primarily due to an increase in salaries and director fees which were due to a combination of increases in wage rates and headcount of employees and a combination of increases in director fees and headcount of directors. General and administrative expenses, as a percentage of gross revenue, (which includes Rental Revenue, Reimbursement Revenue and Dividend and Interest Income), decreased by 8% to 5.8% for fiscal year 2018 from 6.3% for fiscal year 2017. General and administrative expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation), decreased by 4% to 46 basis points from 48 basis points for the fiscal years 2018 and 2017, respectively.

Dividend and Interest Income

Dividend and Interest Income increased $6,189,901, or 89%, during fiscal 2018 as compared to fiscal 2017. This is mainly due to the higher average carrying value of the REIT securities portfolio during the fiscal year ended September 30, 2018 as compared to during the fiscal year ended September 30, 2017. In addition, the REIT securities portfolio earned a higher weighted average yield of approximately 9.5% during fiscal 2018 as compared to 7.7% for fiscal 2017.

Realized Gain on Sales of Securities Transactions, net

Realized gain on sales of securities transactions, net consisted of the following:

	2018	2017

Gross realized gains	$112,272	$2,320,561
Gross realized losses	(885)	(8,847)
Total Realized Gain on Sales of Securities Transactions, net	$111,387	$2,311,714

We had an accumulated net unrealized loss on our securities portfolio of $24,744,579 as of September 30, 2018.

Comparison of Year Ended September 30, 2017 to Year Ended September 30, 2016

The following tables summarize our rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category. For the purposes of the following discussion, same properties are properties owned as of October 1, 2015 that have not been subsequently expanded or sold.

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

As of September 30, 2017 and 2016, the occupancy rates of our total property portfolio were 99.3% and 99.6%, respectively. Subsequent to fiscal yearend, on November 1, 2017, we leased our previously vacant 36,270 square foot facility located in Urbandale (Des Moines), IA for 10.2 years which increased our current occupancy rate to 99.5%.

Rental Revenues	2017	2016	$ Change	% Change

Same Properties	$70,047,915	$70,082,404	$(34,489)	(0%)
Acquired Properties	21,360,523	6,573,225	14,787,298	225%
Expanded Properties	6,251,340	4,936,800	1,314,540	27%
Sold Property	-0-	-0-	-0-	0%
Total	$97,659,778	$81,592,429	$16,067,349	20%

The increase in rental revenues is mainly due to the increase from the newly acquired properties and expanded properties.

Reimbursement Revenues	2017	2016	$ Change	% Change

Same Properties	$15,204,496	$14,343,308	$861,188	6%
Acquired Properties	2,476,183	862,919	1,613,264	187%
Expanded Properties	1,017,657	956,777	60,880	6%
Sold Property	27,191	-0-	27,191	-0-
Total	$18,725,527	$16,163,004	$2,562,523	16%

Our single tenant properties are subject to net leases, which require the tenants to absorb the real estate taxes, insurance and the majority of the repairs and maintenance. As such, we are reimbursed by the tenants for these expenses. Therefore, the increase in reimbursement revenues is offset by the increase in Real Estate Taxes and the increase in Operating Expenses, which includes insurance, repairs and maintenance and other operating expenses. In addition, the increase in reimbursement revenues is mainly due to the increase from the newly acquired properties.

Real Estate Taxes	2017	2016	$ Change	% Change

Same Properties	$12,493,623	$11,713,809	$779,814	7%
Acquired Properties	2,090,454	804,831	1,285,623	160%
Expanded Properties	673,702	660,994	12,708	2%
Sold Property	8,855	115,090	(106,235)	(92%)
Total	$15,266,634	$13,294,724	$1,971,910	15%

The increase in real estate taxes is mainly due to the newly acquired properties. The increase from same properties is mainly due to an increase in assessment values.

Operating Expenses	2017	2016	$ Change	% Change

Same Properties	$3,900,093	$3,795,817	$104,276	3%
Acquired Properties	506,964	92,184	414,780	450%
Expanded Properties	348,491	343,029	5,462	2%
Sold Property	132,374	42,869	89,505	209%
Total	$4,887,922	$4,273,899	$614,023	14%

The increase in operating expenses is mainly due to the newly acquired properties.

Net Operating Income (NOI)*	2017	2016	$ Change	% Change

Same Properties	$68,858,695	$68,916,086	$(57,391)	(0%)
Acquired Properties	21,239,288	6,539,129	14,700,159	225%
Expanded Properties	6,246,804	4,889,554	1,357,250	28%
Sold Property	(114,038)	(157,959)	43,921	28%
Total	$96,230,749	$80,186,810	$16,043,939	20%

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

Depreciation	2017	2016	$ Change	% Change

Same Properties	$20,846,253	$20,554,181	$292,072	1%
Acquired Properties	7,076,142	2,078,557	4,997,585	240%
Expanded Properties	1,704,597	1,326,210	378,387	29%
Sold Property	8,006	96,074	(88,068)	(92%)
Total	$29,634,998	$24,055,022	$5,579,976	23%

The increase in depreciation expense is mainly due to the newly acquired and expanded properties.

Interest Expense, excluding Amortization of Financing Costs	2017	2016	$ Change	% Change

Same Properties	$13,264,189	$16,408,865	$(3,144,676)	(19%)
Acquired Properties	7,406,520	1,805,226	5,601,294	310%
Expanded Properties	1,250,107	991,826	258,281	26%
Sold Property	-0-	-0-	-0-	0%
Loans Payable	2,599,046	2,630,894	(31,848)	(1%)
Total	$24,519,862	$21,836,811	$2,683,051	12%

The increase in interest expense is mainly due to the acquisition of new properties. Interest expense for same properties decreased mainly due to the reduction in the outstanding fixed rate mortgage balance related to these properties. The outstanding fixed rate mortgage balance related to these properties was reduced mainly due to the payoff of 16 fixed rate mortgage loans totaling approximately $40,037,000 and regularly scheduled principal amortization payments made during fiscal 2017. In addition, the weighted average interest rate on our fixed rate debt decreased from 4.48% as of September 30, 2016 to 4.18% as of September 30, 2017.

Acquisition Costs

Acquisition costs that were expensed in the Consolidated Statement of Income decreased $551,915, or 76% during fiscal 2017 as compared to fiscal 2016. As a result of adopting ASU 2017-01, effective as of April 1, 2017, as permitted under the standard, we no longer account for our property acquisitions as business combinations and instead we account for our property acquisitions as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized to real estate investments as part of the purchase price as opposed to being expensed as Acquisition Costs under the accounting treatment for business combinations previously used. Therefore, as of April 1, 2017, we no longer are required to expense our Acquisition Costs. Two properties totaling approximately $56,102,000 were acquired during the first half of fiscal 2017, prior to April 1, 2017 and eight properties totaling approximately $210,747,000 were acquired during fiscal 2016.

General and Administrative Expenses

General and administrative expenses decreased $126,578, or 2%, during fiscal 2017 as compared to fiscal 2016. The decrease in fiscal 2017 was partially due to a one-time $400,000 cash signing bonus granted to the President and Chief Executive Officer in accordance with his amended employment agreement during fiscal 2016 and due to a one-time $100,000 severance payment made to a former employee during fiscal 2016. Additionally, during fiscal 2016, the Founder and Chairman of the Board was granted a discretionary award of 40,000 shares of restricted stock which vest in equal annual installments over the next five years and has a grant date fair value of $13.64 per share, for a total grant date fair value of $545,600. Since the Founder and Chairman of the Board is of retirement age, the entire fair value of the grant was fully expensed on the grant date during fiscal 2016. These one-time fiscal 2016 expenses were partially offset by increases in all employees’ wage rates and professional fees incurred during fiscal 2017. General and administrative expenses, as a percentage of gross revenue, (which includes Rental Revenue, Reimbursement Revenue and Dividend and Interest Income), decreased by 18% to 6.3% for fiscal year 2017 from 7.7% for fiscal year 2016. General and administrative expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation), decreased by 17% to 48 basis points from 58 basis points for the fiscal years 2017 and 2016, respectively.

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

We had an accumulated net unrealized gain on our securities portfolio of $6,570,565 as of September 30, 2017.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2018:

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Mortgage Notes Payable	$719,768,355	$60,151,223	$98,703,799	$122,553,702	$438,359,631
Interest on Mortgage Notes Payable	196,867,159	28,039,774	49,122,612	39,168,341	80,536,432
Loans Payable (1)	186,608,676	76,608,676	110,000,000	-0-	-0-
Interest on Loans Payable	8,650,600	4,360,600	4,290,000	-0-	-0-
Purchase of Properties	153,995,275	113,081,132	40,914,143	-0-	-0-
Expansions of Existing Properties	6,855,608	6,855,608	-0-	-0-	-0-
Operating Lease Obligation	439,788	134,446	271,376	33,966	-0-
Retirement Benefits	600,000	50,000	50,000	-0-	500,000
Total	$1,273,785,461	$289,281,459	$303,351,930	$161,756,009	$519,396,063

(1)	On October 9, 2018, the total Loans Payable outstanding balance was reduced to $110,000,000.

                Mortgage notes payable represents the principal amounts outstanding by scheduled maturity as of September 30, 2018. Interest is payable on these mortgages at fixed rates ranging from 3.45% to 7.60%, with a weighted average interest rate of 4.07%. As of September 30, 2018, the weighted average loan maturity of the mortgage notes payable is 11.7 years. This compares to a weighted average interest rate of 4.18% as of September 30, 2017 and a weighted average loan maturity of the mortgage notes payable of 11.6 years as of September 30, 2017. The Mortgage Notes Payable in the above table does not include one 15 year, fully-amortizing mortgage loan of $55,000,000 at a fixed interest rate of 4.13%, which was obtained subsequent to the 2018 fiscal yearend in connection with the purchase of one property for $85,248,352. The cost of these acquisitions, purchased subsequent to yearend, is included in the Purchase of Properties in the above table.

As of September 30, 2018, Loans Payable represented the amount drawn down on our $200,000,000 unsecured line of credit facility (the “Facility”) in the amount of $160,000,000 and the amount drawn down on our margin line of credit from our marketable securities in the amount of $26,608,676. The Facility matures in September 2020 with a one-year extension at our option (subject to various conditions as specified in the loan agreement). During the fiscal year ended September 30, 2018, we had net draws of $50,000,000 under the Facility. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Effective, March 22, 2018, the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 7.0% to 6.5%, thus increasing the value of the borrowing base properties under the terms of the agreement. Borrowings under the Facility, will, at our election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on our leverage ratio. Our borrowings as of September 30, 2018, based on our leverage ratio as of September 30, 2018, bear interest at LIBOR plus 170 basis points, which was at an interest rate of 3.90% as of September 30, 2018. In addition, we have a $100,000,000 accordion feature, bringing the total potential availability under the Facility (subject to various conditions as specified in the loan agreement) up to $300,000,000. Subsequent to fiscal yearend, on October 9, 2018, we paid down $50,000,000 on the Facility which reduced our amount outstanding under the Facility to $110,000,000.

We also invest in equity marketable securities of other REITs, which provides us with additional diversification, liquidity, and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. From time to time, we may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, we may borrow up to 50% of the value of the marketable securities, which was $154,920,545 as of September 30, 2018. As of September 30, 2018, we had borrowings of $26,608,676 under our margin line, bearing interest at 2.75%. Subsequent to fiscal yearend, on October 9, 2018, we paid off the margin loan.

The contractual obligation for the Interest on Loans Payable amount is determined using an interest rate of 3.90% on the amount drawn down on the Facility of $160,000,000 through October 9, 2018 and $110,000,000 thereafter and is determined using an interest rate of 2.75% for interest on the amount drawn down on the margin loan through the date it was paid off on October 9, 2018.

Purchase of properties represents commitments we had entered into as of September 30, 2018 to purchase three industrial properties totaling approximately 745,000 square feet. One of the three properties, amounting to approximately $85,248,000 and totaling approximately 347,000 square feet, was acquired subsequent to our fiscal yearend. We expect to close on the two remaining properties, amounting to approximately $68,747,000 and approximately 398,000 square feet, during fiscal 2019 and 2020, subject to satisfactory completion of due diligence and other customary closing conditions and requirements.

Expansions of existing properties represent the remaining costs expected to be incurred as of September 30, 2018 in connection with a parking lot expansion for a property leased to FedEx Ground Package System, Inc. located in Ft. Mill, SC and for a 154,800 square foot building expansion for a property lease to UGN, Inc. located in Monroe, OH. The expansion at the property located in Ft. Mill, SC was substantially completed on September 27, 2018 for a cost of approximately $1,834,000, resulting in a new 10 year lease which extended the prior lease expiration date from October 2023 to August 2028. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $183,000 from approximately $1,415,000, or $8.00 per square foot to approximately $1,598,000, or $9.03 per square foot. The expansion at the property located in Monroe, OH is expected to be completed in fiscal year 2019 for a total project cost of approximately $9,072,000, which will result in a new 15 year lease which will extend the prior lease expiration date from February 2030 to January 2034. In addition, the expansion will result in an increase in annual rent effective from the date of completion by approximately $862,000 from approximately $961,000, or $4.14 per square foot, to approximately $1,823,000, or $4.71 per square foot. In addition, the annual rent will increase 2% per annum.

Operating lease obligation represents the lease for our current 5,680 square foot corporate office located in Freehold, NJ which is leased through December 2021.

Retirement Benefits of $600,000 represent the total future amount to be paid, on an undiscounted basis, relating to one executive officer, Mr. Eugene W. Landy, the Founder and Chairman of the Board. These benefits are based upon a specific employment agreement. The agreement does not require us to separately fund the obligation and therefore these amounts will be paid from our general assets. We have accrued these benefits on a present value basis over the term of the employment agreement.

Liquidity and Capital Resources

We operate as a REIT deriving our income primarily from real estate rental operations. Our shareholders’ equity increased from $712,865,696 as of September 30, 2017 to $797,905,767 as of September 30, 2018, due to the issuance of 5,816,443 shares of common stock in the amount of $90,028,789 through the DRIP, stock compensation expense of $433,895, exercise of stock options consisting of 40,000 shares for total proceeds of $569,600, Net Income Attributable to common shareholders of $38,815,344 and the issuance of 1,648,556 shares of our 6.125% Series C Cumulative Redeemable Preferred Stock issued in connection with the Preferred Stock ATM Program, net of offering costs in the amount of approximately $40,094,000. The increases were partially offset by payments of cash distributions paid to common shareholders of $53,586,063 and the net decrease in unrealized gains/loss on investments of $31,315,144. See further discussion below.

Our ability to generate cash adequate to meet our needs is dependent primarily on income from our real estate investments and our securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the DRIP, proceeds from the Preferred Stock ATM Program, proceeds from public offerings and private placements of additional common or preferred stock or other securities, and access to the capital markets. Purchases of new properties, payments of expenses related to real estate operations, capital improvement programs, debt service, general and administrative expenses, and distribution requirements place demands on our liquidity.

We intend to operate our properties from the cash flows generated by our properties. However, our expenses are affected by various factors, including inflation. Increases in operating expenses are predominantly borne by the tenant. To the extent that these increases cannot be passed on through rent reimbursements, these increases will reduce the amount of available cash flow which can adversely affect the market value of the property.

As of September 30, 2018, we had $9,324,585 in Cash and Cash Equivalents and $154,920,545 in marketable securities. In addition, as of September 30, 2018, we had $40,000,000 available under our Facility. The Facility provides for up to $200,000,000 in available borrowings with a $100,000,000 accordion feature, bringing the total potential availability up to $300,000,000, subject to certain conditions. Subsequent to fiscal yearend, on October 9, 2018, we paid down $50,000,000 on the Facility, which reduced our amount outstanding to $110,000,000.

We have been raising equity capital through our DRIP, Preferred Stock ATM Program, registered direct placements, the public sale of common and preferred stock and through our free cash flow generated from our investments in net-leased industrial properties. We believe that funds generated from operations, the DRIP, the Preferred Stock ATM Program and bank borrowings, together with the ability to finance and refinance our properties, will provide sufficient funds to adequately meet our obligations over the next few years.

Subsequent to fiscal yearend, in October 2018, we completed a public offering of 9,200,000 shares of our Common Stock (including the underwriters’ option to purchase 1,200,000 additional shares) at a price of $15.00 per share, before underwriting discounts. We received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of approximately $132,339,000.

As of September 30, 2018, we owned 111 properties, of which 61 are subject to mortgages. On August 27, 2015, we obtained an unsecured revolving line of credit (the “Facility”). The Facility is syndicated with three banks led by BMO, as sole lead arranger and sole book runner, Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (J.P. Morgan) and RBC Capital Markets (RBC) as co-syndication agents. The Facility provided for up to $130,000,000 in available borrowings with a $70,000,000 accordion feature, bringing the total potential availability up to $200,000,000, subject to certain conditions. The Facility was set to mature in August 2019 and had a one-year extension option, at our option. On September 30, 2016, we entered into an amendment to the Facility (the Amendment), pursuant to which we exercised the $70,000,000 accordion feature under the Facility, bringing the maximum availability under the Facility to $200,000,000, and amended the Facility to provide an additional $100,000,000 accordion feature, bringing the total potential availability up to $300,000,000, subject to certain conditions, including, without limitation, obtaining commitments from additional lenders. In addition, the Amendment extended the maturity date of the Facility from August 27, 2019 to September 30, 2020, with a one-year extension option, at our option, subject to certain conditions. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Effective, March 22, 2018, the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 7.0% to 6.5%, thus increasing the value of the borrowing base properties under the terms of the agreement. Borrowings under the Facility, will, at our election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on our leverage ratio. Our borrowings as of September 30, 2018, based on our leverage ratio as of September 30, 2018, bear interest at LIBOR plus 170 basis points, which was at an interest rate of 3.90% as of September 30, 2018. As of September 30, 2018, $160,000,000 was drawn down under the Facility. Subsequent to fiscal yearend, on October 9, 2018, we paid down $50,000,000 on the Facility which reduced our amount outstanding to $110,000,000.

We also use margin loans from time to time for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. The interest rate charged on the margin loans is the bank’s margin rate and was 2.75% and 2.05% as of September 30, 2018 and 2017, respectively. The margin loans are due on demand and are collateralized by our securities portfolio. We must maintain a coverage ratio of approximately 50%. At September 30, 2018 and 2017, there was $26,608,676 and $10,091,417 outstanding under the margin loans, respectively. Subsequent to fiscal yearend, on October 9, 2018, we paid off the margin loan.

Our focus is on real estate investments. We have historically financed purchases of real estate primarily through long-term, fixed rate mortgages.

During fiscal 2018, we purchased seven industrial properties totaling approximately 2,655,000 square feet with net-leased terms ranging from 10 to 15 years resulting in a weighted average lease maturity of 11.4 years. Approximately 2,255,000 square feet, or 85% of the properties purchased, are leased to investment-grade tenants or their subsidiaries, of which, approximately 761,000 square feet, or 29%, is leased to FedEx Corporation (FDX) or FedEx Ground Package System, Inc., a subsidiary of FDX. The aggregate purchase price for the seven properties was approximately $282,332,000. These properties are located in Alabama, Florida, Georgia, Oklahoma and South Carolina. These seven properties generate annualized rental income over the life of their leases of approximately $17,414,000. In connection with the seven properties acquired during the 2018 fiscal year, we entered into four 15 year fully-amortizing mortgage loans, two 14 year fully-amortizing mortgage loans and one 10 year loan amortizing over 18 years. The seven mortgage loans originally totaled $175,160,000 with an original weighted average mortgage loan maturity of 14.1 years and a weighted average interest rate of 3.91%.

Subsequent to fiscal yearend, on October 19, 2018, we purchased a newly constructed 347,145 square foot industrial building, situated on 62.0 acres, located in Trenton, NJ. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through June 2032. The purchase price was $85,248,352. We obtained a 15 year, fully-amortizing mortgage loan of $55,000,000 at a fixed interest rate of 4.13%. Annual rental revenue over the remaining term of the lease averages approximately $5,328,000.

The industrial property purchased thus far during fiscal 2019 increased our current total leasable square feet to approximately 21,521,000.

In addition to the property purchased subsequent to our fiscal yearend, as described above, we have entered into agreements to purchase two new build-to-suit, industrial buildings that are currently being developed in Georgia and North Carolina, consisting of approximately 398,000 square feet, with net-leased terms ranging from 10 to 15 years, with a weighted average lease term of 13.4 years.  The purchase price for these properties is approximately $68,747,000 and both are leased to FedEx Ground Package System, Inc.  Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions during the first quarter of fiscal 2019 and fiscal 2020.  In connection with one of these properties, we have entered into a commitment to obtain a 15 year, fully-amortizing mortgage loan of $17,500,000 with a fixed interest rate of 4.40%. We also have entered into a commitment to expand our property located in Monroe, OH by 154,800 square feet, increasing the building to 387,000 square feet. The expansion is expected to be completed in fiscal year 2019 for a total project cost of approximately $9,072,000, which will result in a new 15 year lease which will extend the prior lease expiration date from February 2030 to January 2034. In addition, the expansion will result in an increase in annual rent effective from the date of completion by approximately $862,000 from approximately $961,000, or $4.14 per square foot, to approximately $1,823,000, or $4.71 per square foot. In addition, the annual rent will increase 2% per annum. We may make additional acquisitions and expansions in fiscal 2019 and fiscal 2020, and the funds for these acquisitions and expansions may come from funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), proceeds from the At-The-Market Preferred Equity Program (Preferred Stock ATM Program), and proceeds from private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

We also invest in marketable securities of other REITs as a proxy for real estate when more favorable risk adjusted returns are not available, for liquidity, and for additional income. We generally limit our marketable securities investments to no more than approximately 10% of our undepreciated assets (which is our total assets excluding accumulated depreciation). From time to time, we may purchase these securities on margin when there is an adequate yield spread. During fiscal 2018, our securities portfolio increased $31,155,775, due to purchases of $64,979,698 offset by the decrease in the net unrealized loss of $31,315,144 and the sale of securities with a cost of $2,508,779. We recognized gains on sales of securities of $111,387 in addition to earning Dividend and Interest Income of $13,120,465 during fiscal 2018. In general, we may borrow up to 50% of the value of the marketable securities, which was $154,920,545 as of September 30, 2018. As of September 30, 2018, we had borrowings of $26,608,676 under our margin line, bearing interest at 2.75%. Subsequent to fiscal yearend, on October 9, 2018, we paid off the margin loan.

Cash flows provided by operating activities were $85,529,162, $73,867,866 and $54,699,500 for fiscal years ended September 30, 2018, 2017 and 2016, respectively. The increase in cash flows provided from operating activities from fiscal 2017 to fiscal 2018 and from fiscal 2016 to fiscal 2017 is primarily due to the increased income generated from acquisitions of properties and expanded operations.

Cash flows used in investing activities were $332,513,200, $339,071,013 and $227,845,089 for fiscal years ended September 30, 2018, 2017 and 2016, respectively. Cash flows used in investing activities in fiscal 2018 decreased as compared to 2017 due mainly to a decrease in the purchase of real estate and purchase of securities available for sale. This decrease was offset by an increase in proceeds from the sale of real estate from the four properties that were sold during fiscal 2018. Cash flows used in investing activities in fiscal 2017 increased as compared to 2016 due mainly to an increase in the purchase of real estate and purchase of securities available for sale.

Cash flows provided by financing activities were $246,082,577, $179,679,685 and $256,821,188 for fiscal years ended September 30, 2018, 2017 and 2016, respectively. Cash flows from financing activities increased in fiscal 2018 as compared to 2017 mainly due to net proceeds of $66,517,259 from loans payable and net draws from the Facility of $50,000,000. Cash flows from financing activities decreased in fiscal 2017 as compared to 2016 due mainly to the redemption of 7.625% Series A Preferred Stock and 7.875% Series B Preferred Stock in the amount of $110,993,750 and the payoff of 16 mortgage notes payable in the amount of $40,037,099. This decrease was offset by an increase in proceeds from mortgage loans in the amount of $35,380,515, the proceeds from the issuance of 4,439,445 shares of the 6.125% Series C Preferred Stock with net proceeds of $106,736,978 and net draws from the Facility of $34,000,000. In addition, we paid cash dividends (net of reinvestments), of $40,657,707, $36,163,355 and $33,665,037 for fiscal 2018, 2017 and 2016, respectively.

As of September 30, 2018, we had total assets of $1,718,377,886 and liabilities of $920,472,119. Our total debt to total market capitalization as of September 30, 2018 and 2017 was approximately 35% and 33%, respectively. Our net debt (net of cash and cash equivalents) to total market capitalization as of September 30, 2018 and 2017 was approximately 35% and 32%, respectively. Our net debt, less securities (net of cash and cash equivalents and net of securities) to total market capitalization as of September 30, 2018 and 2017 was approximately 29% and 26%, respectively. We believe that we have the ability to meet our obligations and to generate funds for new investments.

We have a DRIP, in which participants can purchase our stock at a price of approximately 95% of market value. Amounts received in connection with the DRIP, (including dividend reinvestments of $12,928,356, $10,125,894 and $8,369,146 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively) were $90,028,789, $91,931,831 and $72,175,797 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

During fiscal 2018, we paid total distributions to holders of our common stock of $53,586,063, or $0.68 per common share. Of the dividends paid, $12,928,356 was reinvested pursuant to the terms of the DRIP, representing a 24% participation rate. On October 1, 2018, our Board of Directors approved a cash dividend of $0.17 per share, to be paid on December 17, 2018, to common shareholders of record at the close of business on November 15, 2018, which represents an annualized common dividend rate of $0.68 per share. We intend to pay these distributions from cash flows from operations.

We have maintained or increased our common stock cash dividend for 27 consecutive years. On October 1, 2015, our Board of Directors approved an increase in our quarterly common stock cash dividend from $0.15 per share to $0.16 per share representing a 6.7% increase in our quarterly cash dividend. Then again, most recently, on October 2, 2017, our Board of Directors approved an increase in our quarterly common stock cash dividend and from $0.16 per share to $0.17 per share on October 2, 2017, representing a 6.3% increase in our quarterly cash dividend. These two dividend raises represent a total increase of 13%.

Our common stock dividend policy is dependent upon our earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. It is our intention to continue making comparable quarterly distributions in the future and to grow our distributions over time. We anticipate maintaining the annual dividend rate of $0.68 per common share although no assurances can be given since various economic factors may reduce the amount of cash flow available to us for common dividends. All decisions with respect to the payment of dividends are made by our Board of Directors, subject to limitations under our financing arrangements and Maryland law.

During fiscal 2018, we paid $16,876,532 in preferred stock dividends and accrued $313,924 of preferred stock dividends.

On September 13, 2016, we issued 5,400,000 shares of our 6.125% Series C Preferred Stock at an offering price of $25.00 per share in an underwritten public offering. We received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $130,543,000. On October 14, 2016, we used $53,493,750 of the net proceeds from the offering to redeem all of the 2,139,750 issued and outstanding shares of our 7.625% Series A Preferred Stock. In addition, we used $498,540 of such net proceeds from the offering to pay all dividends, accrued and unpaid, up to and including the redemption date of the 7.625% Series A Preferred Stock.

On March 9, 2017, we issued an additional 3,000,000 shares of our 6.125% Series C Preferred Stock, liquidation preference of $25.00 per share, at a public offering price of $24.50 per share, for gross proceeds of $73,500,000, before deducting the underwriting discount and offering expenses. Net proceeds from the offering, after deducting underwriting discounts and other offering expenses, were approximately $71,003,000. On June 7, 2017, we used $57,500,000 of the net proceeds from the offering to redeem all of our 2,300,000 issued and outstanding shares of our 7.875% Series B Preferred Stock. In addition, we used $75,469 of such net proceeds from the offering to pay all dividends, accrued and unpaid, up to and not including the redemption date of the 7.875% Series B Preferred Stock.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share, or our 6.125% Series C preferred stock, having an aggregate sales price of up to $100,000,000. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) with B. Riley that provides for the offer and sale from time to time of $125,000,000 of our 6.125% Series C preferred stock. We began selling shares through these programs on July 3, 2017. Since inception through September 30, 2018, we sold 3,088,001 shares under these programs at a weighted average price of $25.06 per share, and generated net proceeds, after offering expenses, of approximately $75,828,000, of which 1,648,556 shares were sold during the fiscal year ended 2018 at a weighted average price of $24.84 per share, and generated net proceeds, after offering expenses, of approximately $40,094,000. As of September 30, 2018, there is approximately $119,096,000 remaining that may be sold under the Preferred Stock ATM Program.

As of September 30, 2018, 11,488,001 shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to fiscal yearend, in October 2018, we completed a public offering of 9,200,000 shares of our Common Stock (including the underwriters’ option to purchase 1,200,000 additional shares) at a price of $15.00 per share, before underwriting discounts. We received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of approximately $132,339,000.

We are required to pay cumulative dividends on our 6.125% Series C Preferred Stock in the amount of $1.53125 per share per year, which is equivalent to 6.125% of the $25.00 liquidation value per share. As of September 30, 2018, we have a total of 11,488,001 shares of 6.125% Series C Preferred Stock outstanding, representing an aggregate liquidation preference of $287,200,025.

During the year ended September 30, 2018, stock options to purchase 40,000 shares were exercised at an exercise price of $14.24 per share for total proceeds of $569,600.

On an ongoing basis, we fund capital expenditures, primarily to maintain our properties. These expenditures may also include expansions as requested by tenants, or various tenant improvements on properties which are re-tenanted. The amounts of these expenditures can vary from year to year depending on the age of the properties, tenant negotiations, market conditions and lease turnover. Our 111 properties, totaling approximately 21,174,000 square feet, have a weighted average building age, based on the square footage of our buildings, of 8.7 years.

During the three fiscal years ended September 30, 2018, 2017 and 2016, we completed a total of seven property expansions, consisting of three building expansions and four parking lot expansions. Three of the four parking lot expansions included the purchase of additional land. The three building expansions resulted in approximately 312,000 additional square feet. Total costs for all seven property expansions were approximately $22,189,000 and resulted in total increased annual rent of approximately $2,090,000. Six completed expansions resulted in new ten year lease extensions for the expanded properties and one completed expansion resulted in a new twelve year lease extension. The weighted average lease extension for these seven property expansions is 10.9 years.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases”. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will become effective for annual reporting periods beginning after December 15, 2018. The most significant changes related to lessor accounting under ASU 2016-02 include bifurcating revenue into lease and non-lease components and the new standard’s narrow definition of initial direct costs for leases. Since our revenue is primarily derived from leasing activities from long-term net leases and since we currently do not capitalize indirect costs for leases, we believe that will continue to account for our leases and related leasing costs in substantially the same manner as we currently do once the adoption of the ASU 2016-02 becomes effective.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. The amendment in ASU 2018-10 affects narrow aspects of the guidance issued earlier in ASU 2016-02 by removing certain inconsistencies and providing additional clarification related to the guidance issued earlier. ASU 2018-10 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2018. We are currently evaluating the potential impact this standard may have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for our fiscal year beginning October 1, 2018. The most significant change for us, once ASU 2016-01 was adopted, was the accounting treatment for our investments in marketable securities that are classified as available for sale. The accounting treatment used for our Consolidated Financial Statements through Fiscal 2018, was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, effective October 1, 2018, these marketable securities continue to be measured at fair value, however the changes in net unrealized holding gains and losses are now recognized through net income. Subsequent to the fiscal yearend, on October 1, 2018, unrealized net holding losses of $24,744,579 were reclassed to beginning retained earnings to recognize the unrealized losses previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers”. The FASB issued further guidance in ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Therefore, we adopted the standard effective October 1, 2018. Our revenue is primarily derived from leasing activities and historically our property dispositions have been cash sales with no contingencies and no future involvement in the property. Since this standard applies to all contracts with customers except those that are within the scope of other guidance, such as leases, the adoption of this standard did not have a significant impact on our consolidated financial statements and related disclosures.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. The primary market risk to which we believe that we are exposed to is interest rate risk. Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk.

We are exposed to interest rate changes primarily as a result of our unsecured line of credit facility, margin loans and long-term debt used to maintain liquidity and fund capital expenditures and acquisitions of our real estate investment portfolio. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we match our assets, which are properties secured by long-term leases, with our liabilities, which are long-term fixed rate loans.

Approximately $719,768,000 of our long-term debt as of September 30, 2018 bears a fixed weighted average interest rate of 4.07%. Therefore, changes in market interest rates affect the fair value of these instruments. As of September 30, 2018, our variable rate debt consists of $160,000,000 drawn down on the Facility and $26,608,676 drawn down on the margin line of credit. If market rates of interest on our variable rate debt increased or decreased by 1%, then the annual increase or decrease in interest costs on our variable rate debt would be approximately $1,866,000 and the increase or decrease in the fair value of our fixed rate debt as of September 30, 2018 would be approximately $29,000,000.

The following table sets forth information as of September 30, 2018, concerning our long-term debt obligations, including principal payments by scheduled maturity, weighted average interest rates and estimated fair value:

	Mortgage Notes Payable			Loans Payable (1)
		Weighted			Weighted
Fiscal Year		Average			Average
Ending September 30,	Carrying Value	Interest Rate	Fair Value	Carrying Value	Interest Rate	Fair Value

2019	$12,361,789	6.93%		$26,608,676	2.75%
2020	2,314,257	6.09%		160,000,000	3.90%
2021	860,364	6.50%		-0-
2022	29,880,645	5.24%		-0-
2023	3,719,709	3.95%		-0-
Thereafter	670,631,591	3.96%		-0-
Total	$719,768,355	4.07%	$706,745,000	$186,608,676	3.74%	$186,609,000

(1)	On October 9, 2018, the Loans Payable outstanding balance was reduced to $110,000,000

On August 27, 2015, we obtained an unsecured revolving line of credit (the “Facility”). The Facility is syndicated with three banks led by BMO, as sole lead arranger and sole book runner, Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (J.P. Morgan) and RBC Capital Markets (RBC) as co-syndication agents. The Facility provided for up to $130,000,000 in available borrowings with a $70,000,000 accordion feature, bringing the total potential availability up to $200,000,000, subject to certain conditions. The Facility was set to mature in August 2019 and had a one-year extension option, at our option. On September 30, 2016, we entered into an amendment to the Facility (the Amendment), pursuant to which we exercised the $70,000,000 accordion feature under the Facility, bringing the maximum availability under the Facility to $200,000,000, and amended the Facility to provide an additional $100,000,000 accordion feature, bringing the total potential availability up to $300,000,000, subject to certain conditions, including, without limitation, obtaining commitments from additional lenders. In addition, the Amendment extended the maturity date of the Facility from August 27, 2019 to September 30, 2020, with a one-year extension option, at our option, subject to certain conditions. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Effective, March 22, 2018, the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 7.0% to 6.5%, thus increasing the value of the borrowing base properties under the terms of the agreement. Borrowings under the Facility, will, at our election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on our leverage ratio. Our borrowings as of September 30, 2018, based on our leverage ratio as of September 30, 2018, bear interest at LIBOR plus 170 basis points, which was at an interest rate of 3.90% as of September 30, 2018. As of September 30, 2018, $160,000,000 was drawn down under the Facility. Subsequent to fiscal yearend, on October 9, 2018, we paid down $50,000,000 on the Facility which reduced our amount outstanding to $110,000,000.

We also invest in marketable securities of other REITs and we are primarily exposed to market price risk from adverse changes in market rates and conditions. We generally limit our marketable securities investments to no more than approximately 10% of our undepreciated assets (which is our total assets excluding accumulated depreciation). All securities are classified as available for sale and are carried at fair value. We also use margin loans from time to time for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. The margin loans are due on demand and are collateralized by our securities portfolio. In general, we may borrow up to 50% of the value of the marketable securities. At September 30, 2018 and 2017, there was $26,608,676 and $10,091,417 outstanding under the margin loans, respectively. The interest rate on the margin account is the bank’s margin rate and was 2.75% and 2.05% as of September 30, 2018 and 2017, respectively. Subsequent to fiscal yearend, on October 9, 2018, we paid off the margin loan. The value of the marketable securities was $154,920,545 as of September 30, 2018, representing 8.0% of our undepreciated assets (which is our total assets excluding accumulated depreciation).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Part IV, Item 15 (a) (1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2018	12/31/17	3/31/18	6/30/18	9/30/18

Rental and Reimbursement Revenue	$32,741,822	$33,621,508	$36,197,825	$36,600,694
Lease Termination Income	210,261	-0-	-0-	-0-
Total Expenses	16,267,991	16,920,664	19,073,092	19,471,976
Other Income (Expense)	(4,441,577)	(5,055,841)	(4,651,340)	(4,969,095)
Income from Continuing Operations	12,242,515	11,645,003	12,473,393	12,159,623
Income from Continuing Operations per diluted share	$0.16	$0.15	$0.16	$0.15
Gain on Sale of Real Estate Investment	5,387,886	-0-	2,097,380	-0-
Net Income	17,630,401	11,645,003	14,570,773	12,159,623
Net Income per diluted share	$0.23	$0.15	$0.18	$0.15
Net Income Attributable to Common Shareholders	13,313,455	7,396,784	10,322,744	7,782,361
Net Income Attributable to Common Shareholders per diluted share	$0.17	$0.10	$0.13	$0.10

FISCAL 2017	12/31/16	3/31/17	6/30/17	9/30/17

Rental and Reimbursement Revenue	$27,891,442	$28,018,022	$29,318,927	$31,156,914
Total Expenses	13,972,561	14,495,329	14,840,339	16,294,148
Other Income (Expense)	(4,064,960)	(5,098,082)	(2,748,225)	(4,600,576)
Income from Continuing Operations	9,853,921	8,424,611	11,730,363	10,262,190
Income from Continuing Operations per diluted share	$0.14	$0.12	$0.16	$0.14
Net Income	9,853,921	8,424,611	11,730,363	10,262,190
Net Income per diluted share	$0.14	$0.12	$0.16	$0.14
Net Income Attributable to Common Shareholders	6,156,161	4,842,575	5,217,411	6,726,087
Net Income Attributable to Common Shareholders per diluted share	$0.09	$0.07	$0.07	$0.09

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or any disagreements with, our independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended September 30, 2018 and 2017.

ITEM 9A- CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management assessed our internal control over financial reporting as of September 30, 2018. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2018.

PKF O’Connor Davies, LLP, our independent registered public accounting firm, has issued their report on their audit of our internal control over financial reporting, a copy of which is included herein.

(c) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Monmouth Real Estate Investment Corporation

Opinion on Internal Control over Financial Reporting

We have audited Monmouth Real Estate Investment Corporation’s (the “Company”) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2018, and our report dated November 28, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PKF O’Connor Davies, LLP

November 28, 2018

New York, New York

(d) Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting during our fourth fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our Directors and Executive Officers as of September 30, 2018:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class (1)
Kiernan Conway	56	Independent Director. (2) Director of Research and Corporate Engagement of the Alabama Center for Real Estate, and Chief Economist of the CCIM (Certified Commercial Investment Member) Institute (2017-present). Prior Senior Vice-President of Credit Risk Management for Sun Trust in Atlanta, GA (2014-2017). U.S. Chief Economist for Colliers International (2010-2014). Prior affiliations with Federal Reserve in Atlanta, GA, South Trust Bank, Cushman and Wakefield, Equitable Real Estate, Wells Fargo Bank and Deloitte and Touche. Mr. Conway’s extensive experience as an economist with expertise in real estate, real estate finance and logistics are the primary reasons, among others, why Mr. Conway was selected to serve on our Board.	2018	II

Daniel D. Cronheim	64	Director. Attorney at Law (1979 to present). Certified Property Manager (2010 to present) from Institute of Real Estate Management (“IREM”). President (2000 to present) of David Cronheim Mortgage Corp., a privately-owned real estate investment bank. Executive Vice President (1997 to present) of Cronheim Management Services, Inc., a real estate management firm. Executive Committee (2012 to present), Secretary-Treasurer (2013-2015), Vice-President 2015-2016), and President (2016 to present) of IREM Chapter One (New Jersey). Member and instructor of the New Jersey State Bar Association Land Use Committee (2014 to present) and Legislative subcommittee chair (2018 to present). Mr. Cronheim’s extensive experience in real estate management and the mortgage industry is the primary reason, among others, why Mr. Cronheim was selected to serve on our Board.	1989	I

Catherine B. Elflein	57	Independent Director. (2) Certified Public Accountant. Senior Director – Risk Management (2006 to present) at Celgene Corporation, a biopharmaceutical company; Controller of Captive Insurance Companies (2004 to 2006) and Director – Treasury Operations (1998 to 2004) at Celanese Corporation. Ms. Elflein’s extensive experience in accounting, finance and risk management is the primary reason, among others, why Ms. Elflein was selected to serve on our Board.	2007	III

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class (1)
Brian H. Haimm	49	Lead Independent Director. (2) Chief Financial Officer and Chief Operating Officer (2006 to present) of Ascend Capital Group International, LLC, a private equity firm. Mr. Haimm’s extensive experience in accounting, finance and the real estate industry is the primary reason, among others, why Mr. Haimm was selected to serve on our Board.	2013	II

Neal Herstik	59	Independent Director. (2) Attorney at Law, Gross, Truss & Herstik, PC (1997 to present). Mr. Herstik’s extensive legal experience and experience in the real estate industry is the primary reason, among others, why Mr. Herstik was selected to serve on our Board.	2004	II

Matthew I. Hirsch	59	Independent Director. (2) Attorney at Law (1985 to present), Law Office of Matthew I. Hirsch; Adjunct Professor of Law, Delaware Law School of Widener University (1993 to present). For UMH Properties, Inc. (UMH), a related company, Director (2013 to present). Mr. Hirsch’s experience with real estate transactions, legal issues relating to real estate and the real estate industry is the primary reason, among others, why Mr. Hirsch was selected to serve on our Board.	2000	II

Eugene W. Landy	84	Founder and Chairman of the Board (1968 to present), and Executive Director. President and Chief Executive Officer (1968 to April 2013). Attorney at Law. Chairman of the Board (1995 to present). For UMH Properties, Inc., a related company, Founder and Chairman of the Board (1969 to present), and President (1969 to 1995). As our Founder and Chairman, Mr. Landy’s unparalleled experience in real estate investing is the primary reason, among others, why Mr. Landy was selected to serve on our Board.	1968	III

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class (1)
Michael P. Landy	56

President and Chief Executive Officer (April 2013 to present) and Executive Director. Chief Operating Officer (2011 to April 2013), Executive Vice President (2009 to 2010), Executive Vice President-Investments (2006 to 2009), and Vice President-Investments (2001 to 2006). Member of New York University’s REIT Center Board of Advisors (2013 to present). Member of Nareit’s Advisory Board of Governors (2018 to present).

For UMH Properties, Inc., a related company, Director (2011 to present).

Mr. Landy’s role as our President and Chief Executive Officer and extensive experience in real estate finance, investment, capital markets and operations management are the primary reasons, among others, why Mr. Landy was selected to serve on our Board.

			2007	III

Samuel A. Landy	58	Director. Attorney at Law. For UMH Properties, Inc., a related company, President and Chief Executive Officer (1995 to present), Vice President (1991 to 1995) and Director (1992 to present). Mr. Landy’s extensive experience in real estate investment and REIT leadership is the primary reason, among others, why Mr. Landy was selected to serve on our Board.	1989	III

Kevin S. Miller	49	Chief Financial Officer (July 2012 to present) and Chief Accounting Officer (May 2012 to present) and Executive Director. Certified Public Accountant. Assistant Controller and Assistant Vice-President (2005 to May 2012) of Forest City Ratner, a real estate developer, owner and operator and a wholly-owned subsidiary of a publicly-held company, Forest City Realty Trust, Inc. Mr. Miller’s extensive experience in accounting, finance and the real estate industry is the primary reason, among others, why Mr. Miller was selected to serve on our Board.	2017	I

Allison Nagelberg	53	General Counsel (2000 to present). Attorney at Law (1989 to present). Ms. Nagelberg also has a Master of Business Administration in Finance. Ms. Nagelberg is a member of the Rutgers Center for Real Estate Advisory Board (2017 to present).	N/A	N/A

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class (1)
Gregory T. Otto	30	Independent Director. (2) Maritime Professional (2011 to present) with experiences in commerce, maritime security, and intermodal logistics. Consultant for Entegra Systems (2018 to present), focused on maritime business and security services. Port Operations Coordinator and Merchant Marine Deck Officer for Maersk Line (2011 to 2014). Lieutenant in the U.S. Naval Reserves (2011 to present), specializing in maritime intelligence. Mr. Otto’s experience in commerce, global markets, and intermodal logistics is the primary reason, among others, why Mr. Otto was selected to serve on our Board.	2017	I

Scott L. Robinson	48	Independent Director. (2) Managing Director, Oberon Securities (2013 to Present); Clinical Professor of Finance and Director of The REIT Center at New York University (2008 to Present); Managing Partner, Cadence Capital Group (2009 to 2013); Vice President, Citigroup (2006 to 2008); Senior REIT and CMBS analyst (1998 to 2006), Standard & Poor’s. Mr. Robinson’s extensive experience in real estate finance and investment is the primary reason, among others, why Mr. Robinson was selected to serve on our Board.	2005	I

Stephen B. Wolgin	64	Independent Director. (2) Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New Jersey. Prior Partner with the Logan Asset Backed Fund, LP (2007 to 2017). Prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis. For UMH Properties, Inc., a related company, Director (2007 to present). Mr. Wolgin’s extensive experience in real estate finance and investment are the primary reasons, among others, why Mr. Wolgin was selected to serve on our Board.	2003	II

(1)	Class I, II, and III Directors have terms expiring at the annual meetings of our shareholders to be held in 2019, 2020 and 2021, respectively, and when their respective successors are duly elected and qualify.
(2)	Independent within the meaning of applicable New York Stock Exchange listing standards and SEC rules.

All officers serve at the pleasure of the Board of Directors, subject to the rights, if any, of any officer under any employment contract. Officers are elected by the Board of Directors annually and as may be appropriate to fill a vacancy in an office.

With the addition of Mr. Conway to our Board of Directors on September 13, 2018, we have increased our percentage of independent directors from approximately 58% to 62%.

Family Relationships

There are no family relationships between any of the directors or executive officers, with the exception of Samuel A. Landy and Michael P. Landy who are the sons of our Founder, Eugene W. Landy, who is the Chairman of the Board and an Executive Director.

Audit Committee

We have a separately-designated standing audit committee whose members are Brian H. Haimm (Chairman), Catherine B. Elflein, Stephen B. Wolgin, Matthew I. Hirsch and Scott L. Robinson. Our Board has determined that Brian H. Haimm, Catherine B. Elflein, Scott L. Robinson and Stephen B. Wolgin are audit committee financial experts and that all members of the audit committee are independent as required by the listing standards of the NYSE. The audit committee operates under the Audit Committee Charter, which can be found at our website at www.mreic.reit. The charter is reviewed annually for adequacy.

Compensation Committee

We have a separately-designated standing compensation committee, consisting of three of our independent directors: Brian H. Haimm (Chairman), Matthew I. Hirsch and Gregory T. Otto. Our Board has determined that all members of the Compensation Committee are independent as required by the listing standards of the NYSE. The Compensation Committee operates under the Compensation Committee Charter, which can be found at our website at www.mreic.reit. The Compensation Committee charter is reviewed annually for adequacy. The role of the Compensation Committee is discussed in greater detail below in the section on Executive Compensation.

Nominating and Corporate Governance Committee

We have a separately-designated standing nominating and corporate governance committee, consisting of three of our independent directors: Matthew I. Hirsch (Chairman), Gregory T. Otto and Stephen B. Wolgin. Our Board has determined that all members of the Nominating and Corporate Governance Committee are independent as required by the listing standards of the NYSE. The Nominating and Corporate Governance Committee operates under the Nominating and Corporate Governance Committee Charter, which can be found at our website at www.mreic.reit. The charter is reviewed annually for adequacy. Among its other responsibilities, the Nominating and Corporate Governance Committee identifies and evaluates candidates to be nominated as directors, which may include candidates put forward by shareholders. Qualifications considered by the Nominating and Corporate Governance Committee in evaluating nominees include, but are not limited to, a candidate’s judgment, skill, experience with businesses and organizations comparable to the Company, the interplay of the candidate’s experience with the experience of other Board members, the candidate’s independence according to the rules of the New York Stock Exchange, diversity, and the extent to which the candidate would be a desirable addition to the Board and any of its committees.

Section 16(a) Beneficial Ownership Reporting Compliance

There have been no delinquent filings pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

We have adopted the Code of Business Conduct and Ethics applicable to our Chief Executive Officer and Chief Financial Officer, as well as our other officers, directors and employees (Code of Ethics). The Code of Ethics can be found at our website at www.mreic.reit. The Code of Ethics is also available in print to any person without charge who requests a copy by writing or telephoning us at the following address and telephone number: Monmouth Real Estate Investment Corporation, Attention: Stockholder Relations, 3499 Route 9 North, Suite 3-D, Juniper Business Plaza, Freehold, New Jersey 07728, (732) 577-9996. We will satisfy any disclosure requirements under Item 5.05(c) of Form 8-K regarding a waiver from any provision of the Code of Ethics for principal officers or directors by disclosing the nature of such amendment of waiver on our website at www.mreic.reit.

Corporate Governance Materials

Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are published on the Corporate Governance page of the Investor Relations section on our website at www.mreic.reit. (We are not including the other information contained on, or available through, our website as a part of, or incorporating such information by reference into, this 10-K. Such information includes, but is not limited to, our Commitment to Environment and Society and our Vendor Code of Conduct.)

ITEM 11 - EXECUTIVE COMPENSATION

The following table highlights important aspects of our executive compensation program, which promote good governance and serve the interests of our shareholders.

Highlights
Cash bonus program for Chairman and CEO tied to objective financial performance goals
Total executive compensation for our Named Executive Officers is within the lowest 25th percentile in the REIT industry for REITS with comparable data based upon the 2018 NAREIT Compensation Survey
Clawback policy

Robust stock ownership guidelines:

● CEO: 6x base salary

● Other Named Executive Officers: 2x base salary

● Directors: 3x annual cash fee

● Named Executive Officers retain (for a minimum of 24 months) at least 50% of the shares received upon vesting of restricted stock or the exercise of stock options (net of any shares sold or forfeited for payment of exercise price, tax or withholding)

Annual say-on-pay vote
Compensation Committee has considered the report of an independent compensation consultant
No excessive perquisites or other benefits
No repricing or buyout of stock options
No excise tax gross-ups
Average total Director compensation is approximately half of the average total director compensation of Comparable REITs (as defined below)

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this Compensation Discussion and Analysis, the “Committee”) of the Board has been appointed to implement and exercise the Board’s responsibilities relating to the compensation of our executive officers and directors. The Committee has the overall responsibility for evaluating and approving our executive compensation plan, policies and programs, and does not delegate this responsibility to any other person(s). The Committee’s primary objectives include serving as an independent and objective party to review such compensation plan, policies and programs. To assist in the process, the Committee has, from time to time, retained the advice of a compensation consultant as outlined below in the section entitled Engagement of Compensation Consultant.

Throughout this report, the individuals who served as our Chairman of the Board, the President and Chief Executive Officer and other officers included in the Summary Compensation Table presented below of this report, are sometimes referred to in this report as the Named Executive Officers.

Since 1968, we have delivered consistent and reliable returns for our shareholders. Over the last 10 years, we have outperformed the MSCI US REIT Index by a wide margin of approximately three times. Our total shareholder return (TSR) over the last 10 fiscal years through September 30, 2018 was 303% as compared to 106% for the MSCI US REIT Index during the same period. TSR includes both dividends reinvested and stock price appreciation. Historically, REIT dividends have accounted for approximately 65% of total shareholder return. We believe that it is essential that dividends be factored into evaluating a REIT’s economic performance. Our dividend has proven to be very reliable because our industrial properties are predominantly subject to long-term net leases to investment-grade tenants or their subsidiaries. In view of the substantial progress made by us during fiscal year 2017, on October 2, 2017, our Board of Directors approved a 6.3% increase in our quarterly common stock dividend, raising it to $0.17 per share from $0.16 per share. This represents an annualized dividend rate of $0.68 per share. This increase was the second dividend increase within two years. The prior dividend increase was on October 1, 2015, at which time our Board of Directors approved a 6.7% increase in our quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. These two dividend raises represent a total increase of 13%. We have maintained or increased our common stock cash dividend for 27 consecutive years. We are one of the few REITs that maintained our dividend throughout the Global Financial Crisis. We are also one of the few REITs that is paying out a higher per share dividend today than prior to the Global Financial Crisis.

The following charts illustrate our outperformance over a 10-year period as compared to the S&P 500 Index and the MSCI US REIT Index for the same period and our outperformance over a 1-year period as compared to the MSCI US REIT Index for the same period:

The following chart illustrates our growth in Capital Structure over the last five years:

Capital Structure

$3.0
$2.5
$2.0
$1.5
$1.0
$0.5
$0.0
Total Market Capitalization ($ in Billions)
155% Growth
FY 2014
FY 2015
FY 2016
FY 2017
FY 2018
Common Equity
Preferred Equity
Debt

Compensation Philosophy and Objectives

The Committee believes that a well-designed compensation program should align the interests of the Named Executive Officers with the interests of the shareholders, and that a significant part of the executives’ compensation, over the long term, should be dependent upon the value created for shareholders. In addition, all executives should be held accountable through their compensation for our performance and compensation levels should reflect the executives’ individual performance in an effort to encourage increased individual contributions to our performance. This compensation philosophy, as reflected in our employment agreements with our executives and the overall compensation program, is designed to motivate our executives to focus on operating results and create long-term shareholder value by:

●	establishing a compensation program that attracts, retains and motivates executives through compensation that is competitive with comparable publicly-traded REITs;

●	rewarding executives for individual accomplishments and achievements;

●	linking a portion of each executive’s compensation to the achievement of our business plan by using measurements of our operating results and shareholder return; and

●	building a pay-for-performance program that encourages and rewards successful initiatives within a team environment.

The salaries and bonuses in our executive employment agreements are consistent with the Committee’s philosophy and objectives.

The Committee believes that each of the above factors is important when determining compensation levels for Named Executive Officers. The Committee reviews and approves the employment contracts for the Chairman of the Board, the President and Chief Executive Officer and the other Named Executive Officers, and reviews and approves the performance goals and objectives applicable to their performance-based compensation. The Committee annually evaluates the performance of the Named Executive Officers in light of those goals and objectives. The Committee considers our performance, relative shareholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation earned by the Named Executive Officers in prior years.

The Committee believes that the executive compensation packages that we provide to our Named Executive Officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to executives to meet or exceed established goals. As a result, an important portion of our compensation program is comprised of discretionary bonuses and equity awards as determined by the Committee in recognition of individual accomplishments and achievements, as well as overall company performance.

Historically, the Committee has used the annual Compensation Survey published by NAREIT (Survey) as a guide to setting compensation levels. Total executive compensation paid by us fell within the lowest range (25th percentile) within the REIT industry for REITs with comparable data based upon the 2018 Compensation Survey published by NAREIT. Participant company data is not presented within the Survey in a manner that specifically identifies any named individual or company. This Survey details compensation by position type and company size with statistical salary and bonus information for each position. The subsets presented in the Survey which the Committee also uses for comparison purposes are the industrial property sector, entities with a total market capitalization between $1.5 billion and $3.0 billion and entities with less than 75 full-time employees. The Committee compares our salary and bonus amounts to the ranges presented in this Survey for reasonableness.

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

Role of Executive Officers in Compensation Decisions

The Committee recommends to the Board all compensation decisions with respect to our Named Executive Officers. The Chairman of the Board and the President and Chief Executive Officer review the performance of the other Named Executive Officers and then present their conclusions and recommendations to the Committee with respect to base salary adjustments, annual cash bonuses and stock options or restricted stock awards. The Committee exercises its own discretion in modifying and implementing any recommended adjustments or awards but does consider the recommendations from management who work closely with the other Named Executive Officers.

Role of Grants of Stock Options and Restricted Stock in Compensation Analysis

The Committee views the grant of stock options and restricted stock awards as a form of long-term compensation. The Committee believes that such grants promote our goal of retaining key employees and align the key employees’ interests with those of our shareholders from a long-term perspective. The number of options or shares of restricted stock granted to each employee, and the performance or time-based vesting criteria associated with each grant, is determined by consideration of various factors including but not limited to the employee’s contribution, title, responsibilities, and years of service. The Committee takes outstanding awards of stock options and restricted stock into account in making its compensation determinations.

Role of Employment Agreements in Determining Executive Compensation

Each of our currently employed Named Executive Officers is a party to an employment agreement. These agreements establish the base salaries, bonuses and customary fringe benefits for each Named Executive Officer. The employment agreements also provide for certain severance benefits in the event the Named Executive Officer’s employment is terminated. The employment agreements also provide for certain severance benefits in the event of a change in control and to alleviate the financial impact of termination of employment, through base salary and health benefit continuation with the intention of providing for a stable work environment. In determining initial compensation, as incorporated into the employment agreements, the Committee considers all elements of a Named Executive Officer’s total compensation package in comparison to current market practices and other benefits. In reviewing and setting compensation for the Named Executive Officers, the Committee takes the terms of the employment agreements into consideration.

Shareholder Advisory Vote

One way to determine if our compensation program reflects the interests of shareholders is through their non-binding advisory vote on our executive compensation practices. At the Annual Meeting of Shareholders held on May 17, 2018, approximately 92% of votes cast (excluding broker non-votes) were voted in favor of our Say-On-Pay proposal, which we believe affirms our shareholders’ support of our approach to our executive compensation program.

We provide our shareholders with the opportunity to vote annually on the advisory approval of the compensation of our Named Executive Officers (Say-on-Pay proposal). The Committee will continue to consider the outcome of our Say-on-Pay proposals when making future compensation decisions for our Named Executive Officers.

Engagement of Compensation Consultant

Pursuant to its charter, the Committee is authorized to retain the services of an executive compensation advisor, in its discretion, to assist with the establishment and review of our compensation programs and related policies. The Committee did not retain a compensation consultant for prior years because the Committee determined that the Survey and other information available to it provided comprehensive information regarding executive compensation levels and structure. In August 2017, the Committee engaged FPL to provide additional market-based compensation data and to advise on industry trends and best practices. In order to help the Committee fairly evaluate our executive compensation in light of our relative economic performance, FPL prepared for the Committee a peer group of REITs with similar total capitalization, ranging between $1.4 billion and $4.0 billion (approximately 0.7x-2.0x Monmouth’s total capitalization at that time), and/or REITs that operate within the industrial REIT sector and with whom we compete for executive employees.

The peer group of comparable REITs (Comparable REITS) identified by FPL are as follows:

Agree Realty Corporation

EastGroup Properties*

Getty Realty Corporation

Hersha Hospitality Trust

LTC Properties, Inc.

Rexford Industrial Realty, Inc.*

STAG Industrial, Inc.*

Terreno Realty Corporation*

TIER REIT, Inc.

Urstadt Biddle Properties Inc.

*Denotes a peer that is in the Industrial sector

FPL compared our aggregate pay and performance to those of our peers over the prior three-year period. Based upon this analysis, FPL concluded that our aggregate pay at that time ranked at the lowest end of the aggregate pay provided by our peers, and that our performance by Total Shareholder Return was at the highest end of performance of our peers.

The Committee used this data as one tool in considering compensation for our Named Executive Officers for compensation decisions beginning in fiscal 2018. Information about peers includes but is not limited to: base salaries, annual bonuses, long-term equity incentives, composition ranges by position, governance practices, market trends and industry performance. The peer group compensation analyses prepared by FPL have been utilized by the Compensation Committee for informational purposes only and have not been, and will not be utilized for benchmarking purposes as we do not have formal benchmarking policies for comparing to our peers or the market. The Compensation Committee’s executive compensation determinations are subjective and the result of the Compensation Committee’s business judgment, which is informed by peer group data provided by FPL and will continue to be informed by the experiences of the members of the Compensation Committee. The Compensation Committee ultimately uses its own judgment in making final decisions regarding the compensation paid to our executive officers.

Other than advising the Committee as described above, FPL did not provide any other services to us. The Committee has sole authority to hire, terminate and set the terms of engagement with FPL. The Committee has considered the independence of FPL, consistent with the requirements of NYSE, and has determined that FPL is independent. Further, pursuant to SEC rules, the Committee conducted a conflicts of interest assessment and determined that there are no conflicts of interest resulting from retaining FPL. FPL does not provide any services to our management and has no prior relationship with us prior to its engagement by the Committee. The Committee intends to reassess the independence of FPL or any other compensation consultant retained by the Committee at least annually.

Elements of Executive Officer Compensation

In addition to its determination of the Named Executives’ individual performance levels for fiscal 2018, the Committee compared the Named Executives’ total compensation for fiscal 2018 to that of similarly-situated personnel of other comparably sized REITs as noted in the report provided by FPL. Furthermore, the Committee compared the Named Executives’ total compensation for 2018 to that within the REIT industry in the Survey described above. For fiscal 2018, our total compensation fell within the lowest range (25th percentile) within the REIT industry for REITS with comparable data in the Survey described above.

Our executive compensation structure includes the following objectives and core features:

Base Salaries

Base salaries are the principal fixed component of a Named Executive Officer’s compensation and are paid for performance of ongoing day-to-day job responsibilities throughout the year. In order to compete for and retain talented executives who are critical to our long-term success, the Committee has determined that the base salaries of Named Executive Officers should approximate those of executives of other equity REITs that compete with us for employees, investors and business, while also taking into account the Named Executive Officers’ performance and tenure, and our performance relative to the performance reported for companies in the industrial property sector, entities with total market capitalization between $1.5 billion and $3.0 billion and entities with less than 75 full-time employees within the REIT industry in the Survey described above.

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

(1)	Provided that FFO is equal to or in excess of the dividend

Our Chairman of the Board earned a $95,000 cash bonus for fiscal 2018 based on our growth in market cap, growth in FFO/share and growth in dividend/share, and our President and Chief Executive Officer earned a $290,000 cash bonus for fiscal 2018 based on our growth in market cap, growth in AFFO/share and growth in dividend/share.

Discretionary Cash Bonus Awards

The Committee considers discretionary cash bonuses for the Chairman of the Board and the President and Chief Executive Officer annually. Discretionary cash bonuses awarded to the other Named Executive Officers are based on recommendations made annually by the Chairman of the Board and the President and Chief Executive Officer, which are then considered and approved by the Committee in its discretion. The Committee believes that short-term rewards in the form of discretionary cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and our performance and the performance of the individual, which may include comparing such individual’s performance to that in the preceding year, reviewing the breadth and nature of the senior executive’s responsibilities and valuing special contributions by each such individual. In evaluating our performance annually, for purposes of discretionary cash bonuses, the Committee considers a variety of factors, including, among others, Funds From Operations (FFO), Adjusted Funds From Operations (AFFO), net income, growth in asset size, amount of space under lease and total return to shareholders. We consider FFO to be an important measure of an equity REIT’s operating performance and have adopted the definition suggested by NAREIT, which defines FFO to mean net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus real estate related depreciation and amortization. We define AFFO as FFO plus acquisition costs and costs associated with the Redemption of Preferred Stock less recurring capital expenditures and excluding the following: lease termination income, gains or losses on securities transactions, stock-based compensation expense, amortization of financing and leasing commission costs, depreciation of corporate office tenant improvements, straight-line rent adjustments and non-recurring other expense. We consider FFO and AFFO to be meaningful additional measures of operating performance, primarily because they exclude the assumption that the value of our real estate assets diminishes predictably over time and because industry analysts have accepted these as performance measures.

Other factors considered include the employee’s title and years of service. The employee’s title generally reflects the employee’s responsibilities and the employee’s years of service may be considered in determining the level of discretionary cash bonus in comparison to base salary. The Committee has declined in the past to use specific performance formulas with respect to the cash bonuses awarded to the other Named Executive Officers, believing that with respect to our performance, such formulas do not adequately account for many factors, including, among others, our relative performance compared to our competitors during variations in the economic cycle, and that with respect to individual performance, such formulas are not a substitute for the subjective evaluation by the Committee of a wide range of management and leadership skills of each of the senior executives.

In setting discretionary bonuses for fiscal 2018, the Committee considered the performance of the Chairman of the Board and the President and Chief Executive Officer and received the recommendations from the Chairman of the Board and the President and Chief Executive Officer for the discretionary cash bonuses to be awarded to the other Named Executive Officers. The Committee also considered management’s report on our progress toward our fiscal 2018 achievements in financial performance and strategic growth, and the role of each Named Executive Officer in delivering these achievements:

Financial Performance

●	Growth in Market Capitalization: Achieved $2.5 billion in total market capitalization as of September 30, 2018, resulting in year over year growth of 17% for fiscal 2018.

●	Growth in Total Shareholder Return: Achieved an 8% total shareholder return for fiscal 2018, versus 4% return from the MSCI US REIT Index during the same period.

●	Growth in Gross Leasable Area: Achieved 13% year over year growth in gross leasable area for fiscal 2018, with 21.2 million total rentable square feet as of September 30, 2018.

●	Growth in Net Income per Diluted Share: Generated 53% year over year per diluted share growth in Net Income Attributable to Common Shareholders for fiscal 2018.

●	Growth in AFFO per Diluted Share*: Generated 14% year over year growth in adjusted funds from operation (AFFO) per diluted share for fiscal 2018.

●	Dividend Increase: On October 2, 2017, our Board of Directors approved a 6.25% increase in our quarterly common stock dividend, raising it to $0.17 per share from $0.16 per share. This represents an annualized dividend rate of $0.68 per share. We have maintained or increased our dividend for 27 consecutive years.

Strategic Growth

●	Property Acquisitions: Located and acquired seven, brand new, Class A industrial properties in fiscal 2018, totaling approximately 2.7 million square feet, without placing undue burden on liquidity.

●	Property Expansions: Completed two property expansions during the fiscal year ended September 30, 2018, totaling $3.5 million, generating over $367,000 in additional rental revenue and extending the lease maturity 10 years from the date of each completed expansion.

●	Commitments to Acquire Property: Entered into agreements to acquire three, brand new, Class A industrial properties in fiscal 2018, totaling approximately 745,000 square feet, of which one property was acquired subsequent to fiscal yearend.

●	At-The-Market Transaction: On June 29, 2017, we entered into the Preferred Stock At-The-Market Sales Agreement Program under which we were able to offer and sell shares of our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100,000,000. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125,000,000 of our 6.125% Series C preferred stock. Since inception through September 30, 2018, we sold 3,088,001 shares under these programs at a weighted average price of $25.06 per share, and generated net proceeds, after offering expenses, of approximately $75,828,000, of which 1,648,556 shares were sold during the fiscal year ended 2018 at a weighted average price of $24.84 per share, and generated net proceeds, after offering expenses, of approximately $40,094,000.

●	Capital Raising through DRIP: Raised approximately $90.0 million through our Dividend Reinvestment and Stock Purchase Plan (DRIP) during fiscal 2018.

●	Tenant Occupancy: Achieved 99.6% occupancy as of September 30, 2018.

●	Controlled General and Administrative Expense: Managed G&A costs to an appropriate level. G&A expenses, as a percentage of gross revenue decreased by 8% to 5.8% and G&A as a percentage of undepreciated assets decreased by 4% to 46 basis points for fiscal 2018.

*AFFO is a non-GAAP performance measure. See Financial Information on page 31 for a discussion of our non-GAAP performance measures.

After considering our progress towards our fiscal 2018 financial performance and strategic growth achievements, as outlined above, as well as the individual performance of the Chairman of the Board, the President and Chief Executive Officer and the other Named Executive Officers, and the recommendations of the Chairman of the Board and the President and Chief Executive Officer as to the other Named Executive Officers, the Committee established the individual discretionary cash bonuses for the Named Executive Officers based on our overall performance and the Named Executive Officers’ individual contributions to these accomplishments. Other factors considered in determining individual bonus amounts included the Named Executive Officers’ responsibilities and years of service. During fiscal 2018, the Chairman of the Board received a discretionary cash bonus of $95,615, the President and Chief Executive Officer received a discretionary cash bonus of $160,577, the Chief Financial and Accounting Officer received a discretionary cash bonus of $141,250 and the General Counsel received a discretionary cash bonus of $92,500.

Long-Term Equity Incentive Compensation

In part based on market-based compensation data and information on industry trends and best practices received from FPL, the Committee is considering providing for a greater percentage of total compensation for our Named Executive Officers to be paid in the form of performance-based equity and is exploring the possibility of developing a long-term performance-based equity compensation plan. All grants of equity will be made pursuant to our Amended and Restated 2007 Incentive Award Plan, which was approved by our shareholders on May 18, 2017.

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

For the other Named Executive Officers, the Chairman of the Board and the President and Chief Executive Officer make a recommendation to the Committee for specific stock options or restricted stock grants. In making its decisions, the Committee does not use an established formula or focus on a specific performance target. The Committee recognizes that often outside forces beyond the control of management, such as economic conditions, changing leasing and real estate markets and other factors, may contribute to less favorable near-term results even when sound strategic decisions have been made by the senior executives to position Monmouth for longer term profitability. Thus, the Committee also attempts to identify whether the senior executives are exercising the kind of judgment and making the types of decisions that will lead to future growth and enhanced asset value, even if the same are difficult to measure on a current basis. For example, in determining appropriate stock option and restricted stock awards, the Committee considers, among other matters, whether the senior executives have executed strategies that will provide adequate funding or appropriate borrowing capacity for future growth, whether acquisition and leasing strategies have been developed to ensure a future stream of reliable and increasing revenues for Monmouth, whether the selection of properties, tenants and tenant mix evidence appropriate risk management, including risks associated with real estate markets and tenant credit, and whether the administration of staff size and compensation appropriately balances our current and projected operating requirements with the need to effectively control overhead costs, while continuing to grow the enterprise. Other than the equity awards required to be paid to our Chairman of the Board and the President and Chief Executive Officer pursuant to their employment agreement and amounts awarded to Named Executive Officers who are also directors as part of our Director Compensation Plan, no equity awards were made to Named Executive Officers during fiscal 2018.

Other Personal Benefits

Our employment agreements provide the Named Executive Officers with other personal benefits that we and the Committee believe are reasonable and consistent with its overall compensation program to better enable us to attract and retain superior employees for key positions. The Committee periodically reviews the levels of other personal benefits provided to the Named Executive Officers.

The Named Executive Officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive, as well as spouse and dependents where applicable, in all our sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on terms no less favorable than applicable to any other executive; and supplemental disability insurance, at our cost. Attributed costs of the personal benefits described above for the Named Executive Officers for the fiscal year ended September 30, 2018, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

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

The Committee also reviewed the progress made by Mr. Michael P. Landy, President and Chief Executive Officer, as well as his contributions toward the progress that we had made that enabled us to reach the milestones discussed under “Bonuses” above. Mr. Landy is employed under an employment agreement with us. His base compensation under this contract was increased effective October 1, 2016 to $750,000 and will increase by 5% each year through fiscal 2021. The amended employment agreement has an initial term of five years and is renewed automatically for a new five-year term on the first day of each calendar quarter after the effective date unless otherwise terminated, and contains provisions for continuation of salary payments through the expiration of the term of the agreement upon any termination of Mr. Landy’s employment. Upon execution of the amended employment agreement in January 2016, Mr. Landy received a cash signing bonus of $400,000 in recognition of the substantial progress that we have made under his leadership. During 2016, when considering the new employment agreement and signing bonus, the Compensation Committee took into account the transformative changes that Company has enjoyed over the past several years, which include the Company’s total market capitalization growing more than three-fold since fiscal 2010, and the company’s total assets nearly tripling as well since that time, while the Company’s general and administrative expenses only doubled over this period. Since fiscal 2010 through fiscal 2018, our total market capitalization has grown by approximately 5.0x and our total assets have grown by approximately 4.0x, while our G&A expenses increased by only 2.3x over this period.

All Named Executive Officers were awarded their respective compensation based on their respective Employment Agreements and the many contributions that they have made towards our progress, as further detailed above, under the heading “Bonuses”. The Committee also considered the recommendations of the Chairman of the Board and the President and Chief Executive Officer concerning the other Named Executive Officers’ annual salaries, bonuses, and fringe benefits.

Clawback Policy

In October 2017, the Committee adopted a clawback policy that provides that in the event of a material restatement of our financial results, other than a restatement caused by a change in applicable accounting rules or interpretations, the Committee will review the performance-based compensation of our Named Executive Officers, as defined in our Proxy Statement from year to year, for the three years prior to such material restatement. If the Committee determines that the amount of any performance-based compensation actually paid or awarded to a Named Executive Officer (Awarded Compensation) would have been lower if it had been calculated based on such restated financial statements (Actual Compensation) and that such executive officer engaged in actual fraud or willful unlawful misconduct that materially contributed to the need for the restatement, then the Committee may direct us to recoup the after-tax portion of the difference between the Awarded Compensation and the Actual Compensation for the Named Executive Officers. The Committee has absolute discretion to administer and interpret this policy in our best interests.

Ownership Guidelines

In order to encourage our directors and Named Executive Officers to retain investments in us and help further align their interests with the interests of our stockholders, the Committee has adopted stock ownership guidelines applicable to our directors, our Chief Executive Officer and our other Named Executive Officers, recommending that they hold the following amounts of our stock:

Position	Stock Ownership Guideline
Chief Executive Officer	6x base salary
Other NEOs	2x base salary
Director	3x annual cash fee
All NEOs	50% of net shares received upon exercise/vesting of equity awards (24 month holding period)

For purposes of determining compliance with these ownership guidelines (other than the holding period for vested equity compensation), the value of each director’s or officer’s stock holdings will be calculated based on the closing price of a share of our common stock on the last trading day of our fiscal year, which was $16.72 on September 28, 2018. Shares owned by a director or officer include: shares owned outright by the director or officer or by his or her immediate family members residing in the same household; shares held in trust or under a similar arrangement for the economic benefit of the director or officer; restricted or unrestricted stock issued as part of the director or officer’s compensation, whether or not vested; shares acquired upon option exercise that the director or executive officer continues to own; and shares held for the director or executive officer’s account in a 401(k) or other retirement plan.

Our Chief Executive Officer Stock Ownership Policy was adopted in September 2015. As of September 30, 2018, Mr. Michael P. Landy, our President and Chief Executive Officer, owned stock valued at more than 13x his base salary and which is also approximately 2.0x our CEO stock ownership requirement. Our Director Stock Ownership policy was adopted effective September 12, 2017, and our other stock ownership policies were adopted effective October 1, 2017.

The aggregate stock ownership of our directors and officers represent approximately 4.5% of our outstanding common stock, which currently represents the third largest block of shareholders behind two institutional investors and helps align our management’s interests with our shareholders’ interests.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

Brian H. Haimm (Chairman)
Matthew I. Hirsch Gregory T. Otto

Summary Compensation Table

The following Summary Compensation Table shows compensation paid or accrued by us for services rendered during the fiscal years ended September 30, 2018, 2017, and 2016 to the Named Executive Officers. There were no other executive officers whose aggregate compensation exceeded $100,000 during fiscal 2018.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Eugene W. Landy	2018	$430,500	$95,615	$4,823	$119,600	$95,000	$11,043	(1)	$68,500	(2)	$825,081
Chairman of the Board	2017	430,500	66,558	17,130	104,650	90,000	13,929	(1)	58,750		781,517
	2016	425,375	65,769	545,600	48,100	210,000	16,601	(1)	49,500		1,360,945

Michael P. Landy	2018	$787,500	$160,577	$210,698	$-0-	$290,000	$-0-		$83,080	(3)	$1,531,855
President and Chief	2017	750,000	105,000	17,130	-0-	130,000	-0-		73,130		1,075,260
Executive Officer	2016	551,250	501,202	-0-	-0-	135,000	-0-		63,100		1,250,552

Kevin S. Miller	2018	$392,538	$141,250	$4,823	$-0-	$-0-	$-0-		$81,316	(6)	$619,927
Chief Financial and	2017	373,846	81,000	17,130	58,000	-0-	-0-		28,616		558,592
Accounting Officer	2016	330,637	74,329	-0-	-0-	-0-	-0-		10,600		415,566

Allison Nagelberg	2018	$372,094	$92,500	$-0-	$-0-	$-0-	$-0-		$10,800	(7)	$475,394
General Counsel	2017	354,375	63,125	-0-	43,500	-0-	-0-		10,600		471,600
	2016	337,188	62,500	-0-	-0-	-0-	-0-		10,600		410,288

Notes:

(1)	Accrual for pension and other benefits of $11,043, $13,929 and $16,601 for fiscal 2018, 2017 and 2016, respectively, in accordance with Mr. Landy’s employment agreement.
(2)	Represents annual cash directors’ fee of $48,000 for fiscal 2018 and directors’ meeting fees of $20,500 for fiscal 2018.
(3)	Represents annual cash directors’ fee of $48,000 for fiscal 2018 and directors’ meeting fees of $20,500 for fiscal 2018 and fringe benefits and discretionary contributions to our 401(k) Plan allocated to an account of the Named Executive Officer and reimbursement of a disability policy.
(4)	The restricted stock values were established based on the number of shares granted as follows, for fiscal 2018: 10/3/17-$16.47, for fiscal 2017: 9/12/17-$15.92, and for fiscal 2016: 9/14/16-$13.64. Unrestricted stock awards in fiscal 2018 comprises an annual directors’ fee paid to Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Kevin S. Miller in the form of 300 shares of unrestricted common stock each (900 shares total) valued at a weighted average price of $16.10 per share. Unrestricted stock awarded in fiscal 2017 comprises one quarter of an annual cash directors’ fee paid to Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Kevin S. Miller in the form of 76 shares of unrestricted common stock each (228 total) valued at $15.92 per share.
(5)	The fair value of the stock option grant was based on the Black-Scholes valuation model. See table below for detail. The actual value of the options will depend upon our performance during the period of time the options are outstanding and the price of our common stock on the date of exercise.
(6)	Represents annual cash directors’ fee of $48,000, directors’ meeting fees of $20,500 and discretionary contributions to our 401(k) Plan allocated to an account of the Named Executive Officer and reimbursement of a disability policy.
(7)	Consists of fringe benefits and discretionary contributions to our 401(k) Plan allocated to an account of the Named Executive Officer and reimbursement of a disability policy.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO, Mr. Michael P. Landy:

For Fiscal 2018:

-	The annual total compensation of the employee identified at the median of our company as of September 30, 2018 (other than the CEO) was $200,874; and
-	The annual total compensation of our CEO, as reported in the Summary Compensation Table included in this Form 10-K, was $1,531,855.

Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 7.6 to 1.

This pay ratio is a reasonable estimate calculated in a manner consistent with the SEC rules based on our payroll and employment records and the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Pay ratios within our industry will also differ and may not be comparable depending on the size, scope, global breadth and structure of the company.

To identify the median employee of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments and estimates that we used were as follows:

-	To identify our median employee, we calculated fiscal 2018 compensation using each employee’s annual base salary, bonuses, value of equity awards and our contributions to applicable retirement plans;
-	We determined that, as of September 30, 2018, our employee population, excluding our CEO (“Employee Population”), consisted of 14 individuals;
-	With the exception of our CEO, we did not exclude any employees from our Employee Population;
-	All employees are located in the United States, and therefore we did not make any cost-of-living adjustments in identifying the median employee; and
-	Once the median employee was identified, we calculated the total compensation for our median employee using the same methodology we used to calculate Mr. Michael P. Landy’s total compensation in the Summary Compensation Table for the fiscal year 2018.

Equity Compensation Plan Information

At our Annual Meeting held on May 18, 2017, our common shareholders approved our Amended and Restated 2007 Incentive Award Plan (the Plan) which extended the term of our 2007 Incentive Award Plan for an additional 10 years, until March 13, 2027, added 1,600,000 shares of common stock to the share reserve, expanded the types of awards available for grant under the Plan and made other improvements to the 2007 Plan.

Options to purchase 65,000 shares were granted in fiscal 2018 and options to purchase 40,000 shares were exercised during fiscal 2018. In addition, during fiscal 2018, 12,500 shares of restricted common stock and 3,670 shares of unrestricted common stock were granted. As of September 30, 2018, the number of shares remaining for future grant under the Plan is 1,671,872.

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

No participant may receive awards during any calendar year covering more than 200,000 shares of common stock or more than $1,500,000 in cash. Regular annual awards granted to non-employee directors as compensation for services as non-employee directors, during any of our fiscal years, may not exceed $100,000 in value of the date of grant, and the grant date value of any special or one-time award upon election or appointment to the Board of Directors may not exceed $200,000.

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

Grants of Plan-Based Awards

All restricted stock awards granted during fiscal year 2018 vest 1/5th per year over a five year period and all dividends paid on unvested shares are reinvested in additional shares of restricted stock subject to the same vesting schedule. The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of restricted stock and individual grants of stock options made under the Plan during the fiscal year ended September 30, 2018:

Name	Grant Date	All Other Stock Awards; Number of Shares of Restricted Stock (1)	All Other Stock Awards; Number of Shares of Unrestricted Stock (2)	All Other Option Awards; Number of Shares Underlying Options (3)	Exercise Price of Option Award or Fair Value Per Share at Grant Date of Stock Award	Grant Date FairValue
Eugene W. Landy	1/3/18	-0-	-0-	65,000	$17.80	$119,600	(4)
Eugene W. Landy	1/16/18	-0-	71	-0-	$17.05	$1,211
Eugene W. Landy	3/27/18	-0-	82	-0-	$14.64	$1,200
Eugene W. Landy	6/19/18	-0-	77	-0-	$15.59	$1,200
Eugene W. Landy	9/13/18	-0-	70	-0-	$17.31	$1,212
Michael P. Landy	10/3/17	12,500	-0-	-0-	$16.47	$205,875
Michael P. Landy	1/16/18	-0-	71	-0-	$17.05	$1,211
Michael P. Landy	3/27/18	-0-	82	-0-	$14.64	$1,200
Michael P. Landy	6/19/18	-0-	77	-0-	$15.59	$1,200
Michael P. Landy	9/13/18	-0-	70	-0-	$17.31	$1,212
Kevin S. Miller	1/16/18	-0-	71	-0-	$17.05	$1,211
Kevin S. Miller	3/27/18	-0-	82	-0-	$14.64	$1,200
Kevin S. Miller	6/19/18	-0-	77	-0-	$15.59	$1,200
Kevin S. Miller	9/13/18	-0-	70	-0-	$17.31	$1,212

(1)	Represents restricted common stock which vests 1/5th every October 3rd over the next five years. Fair value on the date of grant was $16.47 per share.
(2)	Comprises an annual directors’ fee paid to Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Kevin S. Miller in the form of 300 shares of unrestricted common stock each (900 shares total) valued at a weighted average price of $16.10 per share.
(3)	These options expire 8 years from grant date and are exercisable 1 year after grant date.
(4)	This value was established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model: expected volatility of 16.45%; risk-free interest rate of 2.37%; dividend yield of 3.82%; expected life of options of 8 years; and -0- estimated forfeitures. The fair value per share granted was $1.84. The actual value of the options will depend upon our performance during the period of time the options are outstanding and the price of our common stock on the date of exercise.

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

Option Exercises and Stock Vested

The following table sets forth summary information concerning options exercised and vesting of stock awards for each of the Named Executive Officers during the fiscal year ended September 30, 2018:

Fiscal Year Ended September 30, 2018
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($)
Eugene W. Landy	-0-	-0-	10,578	$181,082	(2)
Michael P. Landy	-0-	-0-	4,230	71,122	(3)
Kevin S. Miller	-0-	-0-	7,960	133,818	(4)
Allison Nagelberg	-0-	-0-	1,165	19,607	(5)

(1)	Value realized based on the difference between the closing price of the shares on the NYSE as of the date of exercise less the exercise price of the stock option.
(2)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 1,165 shares vested on 7/5/18 at $16.83 per share; 9,113 shares vested on 9/14/18 at $17.19 per share and 300 shares issued throughout fiscal 2018 in connection with annual director fees which vested at a weighted average price of $16.10 per share.
(3)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 3,494 shares vested on 7/5/18 at $16.83 per share; 436 shares vested on 9/14/18 at $17.19 per share and 300 shares issued throughout fiscal 2018 in connection with annual director fees which vested at a weighted average price of $16.10 per share.
(4)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 7,454 shares vested on 7/5/18 at $16.83 per share, 206 shares vested on 9/14/18 at $17.19 per share and 300 shares issued throughout fiscal 2018 in connection with annual director fees which vested at a weighted average price of $16.10 per share.
(5)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 1,165 shares vested on 7/5/18 at $16.83 per share.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options and restricted stock outstanding at September 30, 2018:

Fiscal Year Ended September 30, 2018
	Option Awards					Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option exercise price ($)	Option expiration date	Number of Shares That Have Not Vested		Market Value Of Shares that Have Not Vested (2)
Eugene W. Landy						30,055	(3)	$502,514
	-0-	65,000	(1)	$17.80	01/03/26
	65,000	-0-		15.04	01/04/25
	65,000	-0-		10.37	01/05/24
	65,000	-0-		11.16	01/05/23
	65,000	-0-		8.94	01/03/22
	65,000	-0-		10.46	01/03/21
	65,000	-0-		9.33	01/03/20
	65,000	-0-		8.72	01/03/19

Michael P. Landy	-0-	-0-		$-0-	-	21,430	(4)	$358,309

Kevin S. Miller	40,000	-0-		$14.24	12/09/24	8,047	(5)	$134,553

Allison Nagelberg	30,000	-0-		$14.24	12/09/24	2,354	(6)	$39,363

(1)	These options will become exercisable on January 3, 2019.
(2)	Based on the closing price of our common stock on September 30, 2018 of $16.72. Restricted stock awards vest over 5 years.
(3)	2,354 shares vest 1/2 on July 5th over the next 2 years; 470 shares vest 1/2 on September 14th over the next 2 years; 26,392 shares vest 1/3rd on September 14th over the next 3 years and 839 shares vest 1/4th on September 14th over the next 4 years.
(4)	7,062 shares vest 1/2 on July 5th over the next 2 years; and 470 shares vest 1/2 on September 14th over the next 2 years; 839 shares vest 1/4th on September 14th over the next 4 years and 13,059 shares vest 1/5th on October 3rd over the next 5 years.
(5)	2,500 shares vest on July 5, 2019; 4,708 shares vest 1/2 on July 5th over the next 2 years and 839 shares vest 1/4th on September 14th over the next 4 years.
(6)	2,354 shares vest 1/2 on July 5th over the next 2 years.

Employment Agreements

Eugene W. Landy, our Chairman of the Board, executed an Employment Agreement on December 9, 1994, which was amended on June 26, 1997 (First Amendment), on November 5, 2003 (Second Amendment), on April 1, 2008 (Third Amendment), on July 1, 2010 (Fourth Amendment), on April 25, 2013 (Fifth Amendment), on December 20, 2013 (Sixth Amendment), on December 18, 2014 (Seventh Amendment) and on January 12, 2016 (Eighth Amendment) – collectively, the “Amended Employment Agreement”. Pursuant to the Amended Employment Agreement, Mr. Eugene Landy’s base salary was $410,000 per year, effective January 1, 2015, and was increased pursuant to the Eighth Amendment to $430,500 per year, effective January 1, 2016. He is entitled to receive pension payments of $50,000 per year through 2020; in fiscal 2018, we accrued $11,043 in additional compensation expense related to the pension benefits. Mr. Eugene Landy’s incentive bonus schedule is detailed in the Fourth Amendment and is based on progress toward achieving certain target levels of growth in market capitalization, funds from operations and dividends per share. Pursuant to the Amended Employment Agreement, Mr. Eugene Landy will receive each year an option to purchase 65,000 Common Shares. Mr. Eugene Landy is entitled to five weeks paid vacation annually, and he is entitled to participate in our employee benefit plans.

The Amended Employment Agreement provides for aggregate severance payments of $500,000, payable to Mr. Eugene Landy upon the termination of his employment for any reason in increments of $100,000 per year for five years. He is entitled to disability payments in the event of his disability (as defined in the Amended Employment Agreement) for a period of three years equal to his base salary. The Amended Employment Agreement provides for a death benefit of $500,000, payable to Mr. Eugene Landy’s designated beneficiary. Upon the termination of Mr. Eugene Landy’s employment, following, or as a result of, certain types of transactions that lead to a significant increase in our market capitalization, the Amended Employment Agreement provides that Mr. Eugene Landy will receive a grant of 35,000 to 65,000 Common Shares, depending on the amount of the increase in our market capitalization, all of his outstanding options to purchase Common Shares will become immediately vested, and he will be entitled to continue to receive benefits under our health insurance and similar plans for one year. In the event of a change in control, Mr. Eugene Landy shall receive a lump sum payment of $2,500,000, provided that the sale price is at least $10 per share of common stock. A change of control is defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of our assets. This change of control provision will not apply to any combination between us and UMH. Payment will be made simultaneously with the closing of the transaction, and only in the event that the transaction closes. The Amended Employment Agreement is terminable by our Board of Directors at any time by reason of Mr. Eugene Landy’s death or disability or for cause, which is defined in the Amended Employment Agreement as a termination of the agreement if our Board of Directors determines in good faith that Mr. Eugene Landy failed to substantially perform his duties to us (other than due to his death or disability), or has engaged in conduct the consequences of which are materially adverse to us, monetarily or otherwise. Upon termination of the Amended Employment Agreement, Mr. Eugene Landy will remain entitled to the disability, severance, death and pension benefits provided for in the Amended Employment Agreement.

Effective April 9, 2013, Michael P. Landy was appointed President and Chief Executive Officer. Prior to April 9, 2013, Mr. Michael Landy was the Chief Operating Officer. Effective October 1, 2013, Michael Landy entered into a three-year employment agreement with us, under which Mr. Michael Landy received an annual base salary of $500,000 for fiscal year 2014 with increases of 5% for each of fiscal years 2015 and 2016, plus bonuses and customary fringe benefits. On January 11, 2016, we entered into an amended and restated Employment Agreement (Employment Agreement) with Mr. Michael Landy, which became effective October 1, 2016. Upon signing the Employment Agreement, Mr. Michael Landy received a signing bonus of $400,000 in recognition of the substantial progress that we have made under his leadership. Effective October 1, 2016, Mr. Michael Landy receives an annual base salary of $750,000 for fiscal year 2017 with increases of 5% for each of fiscal years 2018, 2019, 2020 and 2021, plus targeted bonuses and customary fringe benefits. The Employment Agreement has an initial term of five years, and is renewed automatically for a new five-year term on the first day of each calendar quarter after the effective date unless otherwise terminated. For fiscal years after 2021, Mr. Michael Landy’s base salary shall be set by the Compensation Committee of our Board of Directors but will be no less than his base salary for the preceding year. Mr. Michael Landy will receive annual cash bonuses based on our achievement of certain performance objectives as determined by the Compensation Committee: a) Growth in Market Cap of 10%, 15% or 20%, Mr. Michael Landy will receive $40,000, $60,000 or $80,000, respectively; b) Growth in AFFO per share of 5%, 10%, 15%, or 20%, Mr. Michael Landy will receive $50,000, $75,000, $100,000 or $150,000, respectively; and c) Growth in Dividend per Share of 5%, 10% or 15%, Mr. Michael Landy will receive $150,000, $200,000 or $250,000, respectively. Mr. Michael Landy will also be entitled to equity awards of up to 25,000 shares of restricted stock each year based on achievement of performance objectives as determined by the Compensation Committee. Mr. Michael Landy also receives four weeks’ vacation annually and he is entitled to customary fringe benefits including life insurance, health benefits and the right to participate in our 401(k) retirement plan. We reimburse Mr. Michael Landy for the cost of a disability insurance policy such that, in the event of Mr. Michael Landy’s disability for a period of more than 90 days, Mr. Michael Landy will receive benefits up to 60% of his then-current salary. Under the Employment Agreement, if Mr. Michael Landy’s employment is terminated for any reason, either voluntarily or involuntarily, including the death of Mr. Michael Landy or termination for cause, Mr. Michael Landy shall be entitled to the base salary plus base target bonuses due under the Employment Agreement for the remaining term of the Employment Agreement (as it has been renewed). The Employment Agreement also provides that, upon a change of control (as defined below), the Employment Agreement will automatically renew for five years from the date of the change in control and Mr. Michael Landy shall have the right to terminate the Employment Agreement and continue to receive the base salary plus base target bonuses and restricted stock awards he would have been entitled to receive during the remaining term of the Employment Agreement. In addition, provided that Mr. Michael Landy is actively employed by us as of the consummation of a change of control, Mr. Michael Landy shall be entitled to a transaction bonus consistent with the terms of any applicable transaction bonus plan that we may adopt. The term “Change of Control” under Mr. Michael Landy’s amended employment agreement means (i) a sale of substantially all of our assets, not in the ordinary course, to an unaffiliated third party, (ii) the transfer, in one transaction or a series of transactions, to an unaffiliated third party, of outstanding shares of our capital stock representing a majority of the then outstanding voting stock, (iii) a majority of our Directors ceasing to be individuals who either were members of the Board immediately following our 2014 Annual Meeting of Shareholders, or whose election as a director was approved by a majority of such incumbent directors or their approved successors, (iv) a merger or consolidation having the same effect as item (i), (ii) or (iii) above or (iv) any other event of a nature that would be required to be reported as a change of control in item 5.01 of Form 8-K under the Securities Exchange Act of 1934, as amended (or any successor provision thereto).

Effective January 1, 2016, Kevin S. Miller entered into a new three-year employment agreement with us, under which Mr. Miller will receive an annual base salary of $360,000 for calendar year 2016 with increases of 5% for each of calendar years 2017 and 2018, plus bonuses and customary fringe benefits. Mr. Miller also receives four weeks’ vacation, annually. We reimburse Mr. Miller for the cost of a disability insurance policy such that, in the event of Mr. Miller’s disability for a period of more than 90 days, Mr. Miller will receive benefits up to 60% of his then-current salary. In the event of a merger, sale or change of voting control, excluding transactions between us and UMH, Mr. Miller will have the right to extend and renew the employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Miller may terminate the employment agreement and be entitled to receive the greater of the base salary due under the remaining term of the agreement or one year’s base salary at the date of termination, paid monthly over the remaining term or life of the agreement. If there is a termination of employment by us or by Mr. Miller for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Miller shall be entitled to the greater of the base salary due under the remaining term of the agreement or one year’s base salary at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2017, Ms. Allison Nagelberg entered into a new three-year employment agreement with us, under which Ms. Nagelberg receives an annual base salary of $358,313 for calendar year 2017, with increases of 5% for each of calendar years 2018 and 2019, plus bonuses and customary fringe benefits. Under the employment agreement, Ms. Nagelberg receives four weeks’ vacation, annually. We reimburse Ms. Nagelberg for the cost of a disability insurance policy such that, in the event of Ms. Nagelberg’s disability for a period of more than 90 days, Ms. Nagelberg will receive benefits up to 60% of her then-current salary. In the event of a merger, sale or change of voting control, excluding transactions between us and UMH, Ms. Nagelberg will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Ms. Nagelberg may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement. If there is a termination of employment by us or Ms. Nagelberg for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Nagelberg shall be entitled to the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Potential Payments upon Termination of Employment or Change-in-Control

Under the employment agreements with our President and Chief Executive Officer and the other Named Executive Officers listed below, our President and Chief Executive Officer and such other Named Executive Officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control). These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur. The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at September 30, 2018. Each of the employees named in the table below have restricted stock awards and/or stock option awards which are listed in the “Outstanding Equity Awards at Fiscal Year End” table previously disclosed. Restricted Stock Awards vest upon the termination of an employee due to death or disability. In addition, restricted stock awards vest on the date of an involuntary termination of employment or if the employee retires. If the termination of employment is for any other reason, including voluntary resignation, termination not for cause or good reason resignation, termination for cause, or termination not for cause or good reason (after a change in control), the restricted stock awards are forfeited. Regarding the stock option awards, if the termination is for any reason other than a termination for cause, the stock option awards may be exercised until three months after the termination of employment. If the termination is for cause, the stock option awards are forfeited.

	Voluntary Resignation on 9/30/18		Termination Not for Cause Or Good Reason Resignation on 9/30/18		Termination For Cause on 9/30/18		Termination Not for Cause or Good Reason Resignation (After a Change-in-Control) on 9/30/18		Disability/ Death on 9/30/18
Eugene W. Landy	$530,110	(3)	$530,110	(3)	$508,279	(2)	$3,030,110	(4)	$1,821,610	(5)
Michael P. Landy	4,429,983	(6)	4,429,983	(6)	4,429,983	(6)	4,429,983	(6)	4,429,983	(6)
Kevin S. Miller	396,900	(7)	396,900	(7)	7,633	(1)	396,900	(7)	396,900	(7)
Allison Nagelberg	489,097	(8)	489,097	(8)	7,235	(1)	489,097	(8)	489,097	(8)

(1)	Consists of accrued vacation time, which would be payable in a lump sum payment.
(2)	Consists of severance payments of $500,000, payable $100,000 per year for 5 years, and $8,279 of accrued vacation, which would be payable in a lump sum payment.
(3)	Consists of severance payments of $500,000, payable $100,000 per year for 5 years, plus the $21,832 estimated cost of continuation of benefits for one year following termination and $8,279 of accrued vacation, which would be payable in a lump sum payment.
(4)	Mr. Eugene W. Landy shall receive a lump-sum payment of $2,500,000 in the event of a change in control, provided that the sale price of our common stock is at least $10 per share. In addition, if Mr. Eugene W. Landy’s employment agreement is terminated, he receives severance payments of $500,000, which would be payable $100,000 per year for 5 years, continuation of benefits for one year following termination and accrued vacation.
(5)	In the event of a disability, as defined in the agreement, Mr. Eugene W. Landy shall receive disability payments equal to his base salary for a period of three years, continuation of benefits for one year following termination and accrued vacation. He has a death benefit of $500,000 payable in a lump sum to Mr. Eugene W. Landy’s beneficiary.
(6)	Payments are calculated based on Mr. Michael P. Landy’s amended and restated employment agreement, which became effective October 1, 2016, which is the base salary due under the remaining term of the agreement.
(7)	Payments are calculated based on Mr. Kevin S. Miller’s employment agreement, which is the greater of the base salary due under the remaining term of the agreement or one year’s base salary at the date of termination.
(8)	Payments are calculated based on Ms. Allison Nagelberg’s employment agreement which is the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination.

Compensation Risk

The Compensation Committee has assessed our compensation program for the purpose of viewing and considering any risks presented by our compensation policies and practices that are likely to have a material adverse effect on us. As part of that assessment, we reviewed the primary elements of our compensation program, including base salary, annual bonus opportunities, equity compensation and severance arrangements. Our risk assessment included a review of the overall design of each primary element of our compensation program, and an analysis of the various design features, controls and approval rights in place with respect to compensation paid to management and other employees that mitigate potential risks to us that could arise from our compensation program. Following the assessment, we determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on us and reported the results of the assessment to the Compensation Committee.

Director Compensation

Effective September 12, 2017, the annual cash directors’ fee increased from $41,000 to $48,000, plus an additional amount to be paid in our unrestricted common stock valued at $4,800 for a total annual directors’ fee of $52,800. This annual directors’ fee will be paid quarterly. Effective in fiscal 2018, Directors received an increase in their meeting attendance fee from $4,000 to $5,000 for each Board meeting attended in person, and they will continue to receive $500 for each telephonic Board meeting attended. Directors appointed to Board committees will continue to receive $1,200 for each committee meeting attended.

The table below sets forth a summary of director compensation for the fiscal year ended September 30, 2018:

	Annual Board Cash	Meeting	Committee	Unrestricted Stock
Director	Retainer	Fees	Fees	Awards (6)	Total Fees

Kiernan Conway	$12,000	$5,000	$-0-	$1,212	$18,212
Daniel D. Cronheim	48,000	20,500	-0-	4,823	73,323
Catherine B. Elflein (1)	48,000	20,500	4,800	4,823	78,123
Brian H. Haimm (1)(2)(3)(5)	48,000	20,500	6,500	4,823	79,823
Neal Herstik	48,000	20,500	-0-	4,823	73,323
Matthew I. Hirsch (1)(2)(3)(4)	48,000	20,500	7,000	4,823	80,323
Samuel A. Landy	48,000	20,500	-0-	4,823	73,323
Gregory T. Otto (3)(4)	48,000	20,500	500	4,823	73,823
Scott L. Robinson (1)	48,000	20,500	4,800	4,823	78,123
Stephen B. Wolgin (1)(4)	48,000	20,500	7,000	4,823	80,323
Total	$444,000	$189,500	$30,600	$44,619	$708,719

Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Kevin S. Miller are Named Executive Officers. As such, their director compensation is included in the Summary Compensation Table.

(1)	The Audit Committee for 2018 consists of Mr. Haimm (Chairman), Mr. Hirsch, Mr. Wolgin, Mr. Robinson and Ms. Elflein.
(2)	These directors acted as chairs of the Board’s Audit, Compensation and Nominating and Governance Committees.
(3)	Mr. Haimm (Chairman), Mr. Hirsch and Mr. Otto are members of the Compensation Committee.
(4)	Mr. Hirsch (Chairman), Mr. Otto and Mr. Wolgin are members of the Nominating and Governance Committee.
(5)	Mr. Haimm is the Lead Independent Director whose role is to preside over the executive sessions of the non-management directors.
(6)	Comprises an annual directors’ fee paid in the form of 2,770 unrestricted shares of common stock valued at a weighted average price of $16.10 per share.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific employment agreement for Mr. Eugene W. Landy, as described above, we do not have pension or other post-employment plans in effect for officers, directors or employees or a nonqualified deferred compensation plan. The present value of accumulated benefit of contractual pension benefits for Mr. Eugene W. Landy is $543,946 as of September 30, 2018. Payments made during the 2018 fiscal year were $50,000. He is entitled to receive pension payments of $50,000 per year through 2020. Our employees may elect to participate in our 401(k) plan, which is administered by UMH.

Other Information

Daniel D. Cronheim is one of our directors and is also an Executive Vice President of David Cronheim Company (Cronheim) and Cronheim Management Services, Inc. (CMSI). Daniel Cronheim received $73,323, $75,880 and $49,500 for director’s fees in fiscal 2018, 2017 and 2016, respectively. We have not paid any fees to The David Cronheim Mortgage Corporation, an affiliated company of CMSI, over the last three fiscal years.

Compensation Committee Interlocks and Insider Participation

As of September 30, 2018, the Compensation Committee consisted of Messrs. Haimm (Chairman), Hirsch and Otto. No member of the Compensation Committee is a current or former officer or employee of the Company. In fiscal 2018, none of our executive officers served on the compensation committee of any entity, or board of directors of any entity that did not have a compensation committee, that had one or more of its executive officers serving on our Compensation Committee. The members of the Compensation Committee did not otherwise have any relationships requiring related-party disclosure in our Annual Report.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of our common and preferred stock as of September 30, 2018 by:

●	each person known by us to beneficially own more than five percent of our outstanding Common Shares;

●	our directors;

●	our executive officers; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated, the address of the person or persons named below is c/o Monmouth Real Estate Investment Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-D, Freehold, New Jersey 07728. In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within sixty (60) days of September 30, 2018 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Common Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

	Common Shares		Series C Preferred Shares
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Shares Outstanding (2)	Amount and Nature of Beneficial Ownership (1)	Percentage of Preferred Shares Outstanding (3)
The Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, PA 19355 (4)	7,951,515	9.76%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022 (5)	7,437,398	9.13%
Wasatch Financial Advisors 505 Wakara Way, 3rd Floor Salt Lake City, UT 84108 (6)	6,444,876	7.91%
Kiernan Conway	70	*
Daniel D. Cronheim (7)	173,563	*
Catherine B. Elflein (8)	15,922	*
Brian H. Haimm (9)	14,081	*
Neal Herstik (10)	20,126	*	2,800	*
Matthew I. Hirsch (11)	78,736	*
Eugene W. Landy (12)	2,077,224	2.53%
Michael P. Landy (13)	638,668	*
Samuel A. Landy (14)	352,241	*
Kevin S. Miller (15)	84,838	*
Allison Nagelberg (16)	114,098	*
Gregory T. Otto (17)	905	*
Scott L. Robinson (18)	8,632	*
Katie Rytter (19)	29,316	*	370	*
Stephen B. Wolgin (20)	74,890	*	14,013	*
Directors and Executive Officers as a group	3,683,310	4.49%	17,183	*

*Less than 1%.

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Common and Preferred Shares listed.
(2)	Based on the number of Common Shares outstanding on September 30, 2018, which was 81,503,134.
(3)	Based on the number of Preferred Shares outstanding on September 30, 2018, which was 11,488,001.
(4)	Based on Schedule 13F filed with the SEC, The Vanguard Group, Inc. owns 7,951,515 Common Shares as of September 30, 2018.
(5)	Based on Schedule 13F filed with the SEC, BlackRock, Inc. owns 7,437,398 Common Shares as of September 30, 2018.
(6)	Based on Schedule 13F filed with the SEC, Wasatch Financial Advisors owns 6,444,876 Common Shares as of September 30, 2018.
(7)	Includes (a) 1,308 shares of unvested restricted stock; (b) 80,000 Common Shares held in a trust for Mr. Cronheim’s two minor family members, to which he has sole dispositive and voting power; and (c) 79,499 Common Shares pledged in a margin account.
(8)	Includes (a) 1,308 shares of unvested restricted stock and (b) 3,500 Common Shares owned jointly with Ms. Elflein’s husband.
(9)	Includes 1,308 shares of unvested restricted stock.
(10)	Includes (a) 1,308 shares of unvested restricted stock and (b) 1,600 Common Shares owned by Mr. Herstik’s wife. As of September 30, 2018, Mr. Herstik also owned 2,400 of the Company’s 6.125% Series C Preferred Stock and 400 shares of the Company’s 6.125% Series C Preferred Stock are owned by the Gross, Truss & Herstik Profit Sharing Plan over which Mr. Herstik has shared voting power and shared dispositive power.
(11)	Includes (a) 1,308 shares of unvested restricted stock and (b) 3,069 Common Shares owned by Mr. Hirsch’s wife.
(12)	Includes (a) 30,055 shares of unvested restricted stock; (b) 97,914 Common Shares owned by Mr. Eugene Landy’s wife; (c) 221,427 Common Shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a trustee and has shared voting and dispositive power; (d) 188,294 Common Shares held in the Landy & Landy Employees’ Pension Plan over which Mr. Landy has shared voting and dispositive power; (e) 13,048 Common Shares held in Landy Investments Ltd., over which Mr. Landy has shared voting and dispositive power; (f) 179,405 Common Shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, over which Mr. Landy has shared voting and dispositive power; (g) 39,361 Common Shares held by Juniper Plaza Associates, over which Mr. Landy has shared voting and dispositive power; (h) 29,527 Common Shares held by Windsor Industrial Park Associates, over which Mr. Landy has shared voting and dispositive power; (i) 476,451 Common Shares pledged in a margin account; and (j) 409,017 Common Shares pledged as security for loans. Includes 455,000 Common Shares issuable upon the exercise of stock options that are exercisable within 60 days of September 30, 2018. Excludes 65,000 Common Shares issuable upon the exercise of a stock option not exercisable within 60 days of September 30, 2018.
(13)	Includes (a) 21,430 shares of unvested restricted stock; (b) 35,655 Common Shares owned by Mr. Michael Landy’s wife; (c) 169,457 Common Shares held in custodial accounts for Mr. Landy’s children under the New Jersey Uniform Transfer to Minors Act; (d) 53,000 Common Shares held by EWL Grandchildren Fund, LLC over which Mr. Landy has shared voting power and shared dispositive power; (e) 25,431 Common Shares held in the UMH 401(k) Plan for Mr. Landy’s benefit; and (f) 157,650 Common Shares pledged in a margin account.
(14)	Includes (a) 1,308 shares of unvested restricted stock; (b) 24,940 Common Shares owned by Mr. Samuel Landy’s wife; (c) 22,379 Common Shares held by the Samuel Landy Family Limited Partnership; (d) 53,000 Common Shares held in EWL Grandchildren Fund, LLC over which Mr. Landy has shared voting power and shared dispositive power; (e) 40,764 Common Shares pledged in a margin account; (f) 171,654 Common Shares pledged as security for a loan; and (g) 70,963 Common Shares held in the UMH 401(k) Plan for Mr. Landy’s benefit. As a co-trustee of the UMH 401(k) Plan, Mr. Landy has shared voting power, but no dispositive power, over the 188,495 Common Shares held in the UMH 401(k) Plan. He, however, disclaims beneficial ownership of all of the Common Shares held by the UMH 401(k) Plan, except for the 70,963 Common Shares held by the UMH 401(k) Plan for his benefit.
(15)	Includes (a) 8,047 shares of unvested restricted stock and (b) 1,460 Common Shares held in the UMH 401(k) Plan for Mr. Kevin S. Miller’s benefit. Includes 40,000 Common Shares issuable upon the exercise of a stock option that is exercisable within 60 days of September 30, 2018.
(16)	Includes (a) 2,354 shares of unvested restricted stock; (b) 3,619 Common Shares owned by Ms. Nagelberg’s husband; (c) 1,783 Common Shares held in custodial accounts for Ms. Nagelberg’s children under the New Jersey Uniform Transfers to Minors Act with respect to which she has sole dispositive and voting power; and (d) 13,839 Common Shares held in the UMH 401(k) Plan for Ms. Nagelberg’s benefit. Includes 30,000 Common Shares issuable upon the exercise of a stock option that is exercisable within 60 days of September 30, 2018.
(17)	Includes 600 shares pledged in a margin account.
(18)	Includes 1,308 shares of unvested restricted stock.
(19)	Includes (a) 942 shares of unvested restricted stock; (b) 360 Common Shares held in custodial accounts for Ms. Rytter’s son and nephew; and (c) 998 Common Shares held in the UMH 401(k) Plan for Ms. Rytter’s benefit. Ms. Rytter’s husband owns 370 shares of the Company’s 6.125% Series C Preferred Stock. Includes 20,000 Common Shares issuable upon the exercise of a stock option that is exercisable within 60 days of September 30, 2018.
(20)	Includes (a) 1,308 shares of unvested restricted stock; (b) 4,203 Common Shares owned by Mr. Wolgin’s wife; and (c) 194 Common Shares pledged in a margin account. As of September 30, 2018, Mr. Wolgin also owned 12,013 shares of the Company’s 6.125% Series C Preferred Stock, with 12,013 Preferred C Shares pledged in a margin account. Mr. Wolgin’s wife also owns 2,000 shares of the Company’s 6.125% Series C Preferred Stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There are no family relationships between any of our directors or executive officers, except that Samuel A. Landy, a director and Michael P. Landy, President, Chief Executive Officer, and a director, are the sons of Eugene W. Landy, the Chairman of the Board and an Executive Director.

Daniel D. Cronheim is one of our directors and is also an Executive Vice President of David Cronheim Company (Cronheim) and Cronheim Management Services, Inc. (CMSI). Daniel Cronheim received $73,323, $75,880 and $49,500 for director’s fees in fiscal 2018, 2017 and 2016, respectively. We have not paid any fees to The David Cronheim Mortgage Corporation, an affiliated company of CMSI, over the last three fiscal years.

Five of our 13 directors are also directors and shareholders of UMH. We hold common and preferred stock of UMH in our securities portfolio. See Note 6 of the Notes to the Consolidated Financial Statements included in this Form 10-K for current holdings. During fiscal 2018, we made total purchases of 59,905 common shares of UMH for a total cost of $828,787, or a weighted average cost of $13.84 per share, which were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. During fiscal 2018, UMH made total purchases of 101,304 of our common shares through our DRIP for a total cost of $1,566,624, or a weighted average cost of $15.46 per share.

As of September 30, 2018, we had 14 full-time employees and one part-time employee. Our Chairman of the Board is also the Chairman of the Board of UMH. Other than our Chairman of the Board, we do not share any employees with UMH.

Effective January 12, 2015, we entered into a seven-year lease agreement to occupy 5,680 square feet for our current corporate office space. Rent for our current corporate office space is at an annual rate of $99,400 or $17.50 per square foot for years one through five and an annual rate of $100,820 or $17.75 per square foot for years six and seven. We are also responsible for our proportionate share of real estate taxes and common area maintenance. Mr. Eugene W. Landy, the Founder and Chairman of the Board, owns a 24% interest in the entity that is the landlord of the property where our corporate office space is currently located. We believe that the aforesaid rent is no more than what we would pay for comparable space elsewhere.

No director, executive officer, or any immediate family member of such director or executive officer may enter into any transaction or arrangement with us without the prior approval of the Board of Directors. If any such transaction or arrangement is proposed, the Board of Directors will appoint a Business Judgment Committee consisting of independent directors who are also independent of the transaction or arrangement. This Committee will recommend to the Board of Directors approval or disapproval of the transaction or arrangement. In determining whether to approve such a transaction or arrangement, the Business Judgment Committee will take into account, among other factors, whether the transaction was on terms no less favorable to us than terms generally available to third parties and the extent of the executive officer’s or director’s involvement in such transaction or arrangement. While we do not have specific written standards for approving such related party transactions, such transactions are only approved if it is in our best interest or in the best interest of our shareholders. Additionally, our Code of Business Conduct and Ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify our General Counsel. Further, to identify related party transactions, we submit and require our directors and executive officers to complete director and officer questionnaires identifying any transactions with us in which the director, executive officer or their immediate family members have an interest.

See identification and other information relating to independent directors under Item 10.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

PKF O’Connor Davies, LLP served as our independent registered public accountants for the years ended September 30, 2018 and 2017. A representative from PKF O’Connor Davies, LLP is expected to be present at the annual shareholders’ meeting in order to be available to respond to possible inquiries from shareholders.

The following are fees billed by and accrued to PKF O’Connor Davies, LLP in connection with services rendered for the fiscal years ended September 30, 2018 and 2017:

	2018	2017
Audit Fees	$224,900	$217,000
Audit Related Fees	31,100	40,300
Tax Fees	51,400	49,500
All Other Fees	-0-	-0-
Total Fees	$307,400	$306,800

Audit fees include professional services rendered for the audit of our annual financial statements, management’s assessment of internal controls, and reviews of financial statements included in our quarterly reports on Form 10-Q.

Audit related fees include services that are normally provided by our independent auditors in connection with statutory and regulatory filings, such as consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Tax fees include professional services rendered for the preparation of our federal and state corporate tax returns and supporting schedules as may be required by the Internal Revenue Service and applicable state taxing authorities. Tax fees also include other work directly affecting or supporting the payment of taxes, including planning and research of various tax issues.

All of the services performed by PKF O’Connor Davies, LLP for us during fiscal 2018 were either expressly pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee Pre-Approval Policy, and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by our independent registered public accountants to us, including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit Committee, and all have been so approved. The pre-approval requirements do not prohibit day-to-day normal tax consulting services, which matters will not exceed $10,000 in the aggregate.

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining PKF O’Connor Davies, LLP’s independence.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PAGE(S)

(a) (1)	The following Financial Statements are filed as part of this report:

(i)	Report of Independent Registered Public Accounting Firm	96

(ii)	Consolidated Balance Sheets as of September 30, 2018 and 2017	97-98

(iii)	Consolidated Statements of Income for the years ended September 30, 2018, 2017 and 2016	99-100

(iv)	Consolidated Statements of Comprehensive Income for the years ended September 30, 2018, 2017 and 2016	101

(v)	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2018, 2017 and 2016	102-103

(vi)	Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016	104

(vii)	Notes to the Consolidated Financial Statements	105-142

(a) (2)	The following Financial Statement Schedule is filed as part of this report:

(i)	Schedule III - Real Estate and Accumulated Depreciation as of September 30, 2018	143-151

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

3.10	Articles Supplementary, effective August 2, 2018 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 2, 2018, Registration No. 001-33177).

3.11	Bylaws of the Company, as amended and restated, dated April 1, 2014 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 1, 2014, Registration No. 001-33177).

(4)		Instruments Defining the Rights of Security Holders, Including Indentures

4.1		Specimen certificate representing the common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant with the Securities and Exchange Commission on August 5, 2015, Registration No. 001-33177).

4.2		Specimen certificate representing the 6.125% Series C Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.4 to the form 8-A filed by the Registrant with the Securities and Exchange Commission on September 8, 2016, Registration No. 001-33177).

(10)		Material Contracts

10.1	+	Employment Agreement - Mr. Eugene W. Landy dated December 9, 1994 (incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on December 28, 1994).

10.2	+	First Amendment to Employment Agreement - Mr. Eugene W. Landy dated June 26, 1997 (incorporated by reference to the Exhibit 10.2 to the Form 10-K filed by the Registrant with the Securities and Exchange Committee on December 10, 2009, Registration No. 001-33177).

10.3	+	Second Amendment to Employment Agreement - Mr. Eugene W. Landy dated November 5, 2003 (incorporated by reference to Appendix A to the Proxy Statement filed by the Registrant with the Securities and Exchange Committee on April 1, 2004, Registration No. 000-04248).

10.4	+	Third Amendment to Employment Agreement - Eugene W. Landy, dated April 14, 2008 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-33177).

10.5	+	Fourth Amendment to Employment Agreement – Eugene W. Landy, dated July 13, 2010 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 13, 2010, Registration No. 001-33177).

10.6	+	Fifth Amendment to Employment Agreement – Eugene W. Landy, dated April 25, 2013 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 25, 2013, Registration No. 001-33177).

10.7	+	Sixth Amendment to Employment Agreement – Eugene W. Landy, dated December 20, 2013 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 20, 2013, Registration No. 001-33177).

10.8	+	Seventh Amendment to Employment Agreement – Eugene W. Landy, dated December 18, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 19, 2014, Registration No. 001-33177).

10.9	+	Eighth Amendment to Employment Agreement – Eugene W. Landy, dated January 12, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 13, 2016, Registration No. 001-33177).

10.10	+	Employment Agreement – Kevin S. Miller, dated January 5, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 5, 2016, Registration No. 001-33177).

10.11	+	Employment Agreement - Michael P. Landy, dated January 11, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 11, 2016, Registration No. 001-33177).

10.12	+	Employment Agreement – Allison Nagelberg, dated January 3, 2017 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 4, 2017, Registration No. 001-33177).

10.13		Monmouth Real Estate Investment Corporation’s 2007 Stock Option Plan, Amended and Restated (incorporated by reference to Appendix A to the Proxy Statement filed by the Registrant with the Securities and Exchange Committee on March 26, 2010, Registration No.001-33177).

10.14		Monmouth Real Estate Investment Corporation’s 2007 Stock Option Plan, Amended and Restated (incorporated by reference to Appendix A to the Proxy Statement filed by the Registrant with the Securities and Exchange Committee on March 31, 2017, Registration No.001-33177).

10.15	+	Form of Restricted Stock Award Agreement and Stock Option Agreement (incorporated by reference to Exhibit 10.1 and 10.2 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2017, Registration No. 001-33177)

10.16	+	Form of Indemnification Agreement between Monmouth Real Estate Investment Corporation and its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-33177).

10.17		Dividend Reinvestment and Stock Purchase Plan of Monmouth Real Estate Investment Corporation (incorporated by reference to Form S-3D filed by the Registrant with the Securities and Exchange Commission on June 1, 2018, Registration No. 333-225374).

10.18		Credit Agreement by and among Monmouth Real Estate Investment Corporation, the subsidiary guarantors party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets, as sole lease arranger and sole book runner, and JPMorgan Chase Bank N.A. and Royal Bank of Canada, as co-syndication agents, dated as of August 27, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 28, 2015, Registration No. 001-33177).

10.19		First Amendment to Credit Agreement by and among Monmouth Real Estate Investment Corporation, the subsidiary guarantors party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets, as sole lease arranger and sole book runner, and JPMorgan Chase Bank N.A. and Royal Bank of Canada, as co-syndication agents, dated as of September 30, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 4, 2016, Registration No. 001-33177).

10.20		Second Amendment to Credit Agreement by and among Monmouth Real Estate Investment Corporation, the subsidiary guarantors party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets, as sole lease arranger and sole book runner, and JPMorgan Chase Bank N.A. and Royal Bank of Canada, as co-syndication agents, dated as of March 22, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 23, 2018, Registration No. 001-33177).

10.21		At-the-Market Sales Agreement by and between Monmouth Real Estate Investment Corporation and FBR Capital Markets & Co. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 2, 2018, Registration No. 001-33177).

(21)	*	Subsidiaries of the Registrant.

(23)	*	Consent of PKF O’Connor Davies, LLP.

(31.1)	*	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	*	Certification of Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	++	XBRL Instance Document
101.SCH	++	XBRL Taxonomy Extension Schema Document
101.CAL	++	XBRL Taxonomy Extension Calculation Document
101.LAB	++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Denotes a management contract or compensatory plan or arrangement.

++	Pursuant to Rule 406T of Regulation S-T, this interactive date file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Monmouth Real Estate Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monmouth Real Estate Investment Corporation (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and schedule listed in the Index at Item 15(a)(2)(i) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 28, 2018, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since 2008.

November 28, 2018

New York, New York

* * *

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

	2018	2017
ASSETS
Real Estate Investments:
Land	$224,719,083	$187,224,819
Buildings and Improvements	1,494,859,336	1,244,691,715
Total Real Estate Investments	1,719,578,419	1,431,916,534
Accumulated Depreciation	(207,065,634)	(171,086,083)
Real Estate Investments	1,512,512,785	1,260,830,451

Real Estate Held for Sale	-0-	14,631,633
Cash and Cash Equivalents	9,324,585	10,226,046
Securities Available for Sale at Fair Value	154,920,545	123,764,770
Tenant and Other Receivables	1,249,434	1,753,054
Deferred Rent Receivable	9,656,179	8,049,275
Prepaid Expenses	6,189,796	5,434,874
Intangible Assets, net of Accumulated Amortization of $13,699,519 and $13,404,318, respectively	14,589,756	10,010,165
Capitalized Lease Costs, net of Accumulated Amortization of $3,271,481 and $3,393,187, respectively	5,231,845	4,180,907
Financing Costs, net of Accumulated Amortization of $995,135 and $619,555, respectively	500,129	875,709
Other Assets	4,202,832	3,280,871

TOTAL ASSETS	$1,718,377,886	$1,443,037,755

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30,

	2018	2017
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$711,545,649	$591,364,371
Loans Payable	186,608,676	120,091,417
Accounts Payable and Accrued Expenses	5,891,172	4,450,753
Other Liabilities	16,426,622	14,265,518
Total Liabilities	920,472,119	730,172,059

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 16,400,000 and 12,400,000 Shares Authorized as of September 30, 2018 and 2017, respectively; 11,488,001 and 9,839,445 Shares Issued and Outstanding as of September 30, 2018 and 2017, respectively	287,200,025	245,986,125
Common Stock, $0.01 Par Value Per Share: 188,039,750 and 192,039,750 Shares Authorized as of September 30, 2018 and 2017, respectively; 81,503,134 and 75,630,521 Shares Issued and Outstanding as of September 30, 2018 and 2017, respectively	815,031	756,305
Excess Stock, $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of September 30, 2018 and 2017; No Shares Issued or Outstanding as of September 30, 2018 and 2017	-0-	-0-
Additional Paid-In Capital	534,635,290	459,552,701
Accumulated Other Comprehensive Income (Loss)	(24,744,579)	6,570,565
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	797,905,767	712,865,696

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,718,377,886	$1,443,037,755

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2018	2017	2016
INCOME:
Rental Revenue	$115,864,119	$97,659,778	$81,592,429
Reimbursement Revenue	23,297,730	18,725,527	16,163,004
Lease Termination Income	210,261	-0-	-0-
TOTAL INCOME	139,372,110	116,385,305	97,755,433

EXPENSES:
Real Estate Taxes	18,596,239	15,266,634	13,294,724
Operating Expenses	5,793,878	4,887,922	4,273,899
General and Administrative Expenses	8,776,579	7,809,546	7,936,124
Acquisition Costs	-0-	178,526	730,441
Depreciation	36,175,923	29,634,998	24,055,022
Amortization of Capitalized Lease Costs and Intangible Assets	2,391,104	1,824,751	2,032,658
TOTAL EXPENSES	71,733,723	59,602,377	52,322,868

OTHER INCOME (EXPENSE):
Dividend and Interest Income	13,120,465	6,930,564	5,616,392
Gain on Sale of Securities Transactions	111,387	2,311,714	4,398,599
Interest Expense, including Amortization of Financing Costs	(32,349,705)	(25,754,121)	(22,953,049)
TOTAL OTHER INCOME (EXPENSE)	(19,117,853)	(16,511,843)	(12,938,058)

INCOME FROM CONTINUING OPERATIONS	48,520,534	40,271,085	32,494,507

Gain on Sale of Real Estate Investments	7,485,266	-0-	-0-

NET INCOME	56,005,800	40,271,085	32,494,507

Less: Preferred Dividends	17,190,456	14,861,686	9,020,470
Less: Redemption of Preferred Stock	-0-	2,467,165	2,942,149

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$38,815,344	$22,942,234	$20,531,888

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2018	2017	2016
BASIC INCOME – PER SHARE
Net Income	$0.71	$0.56	$0.50
Less: Preferred Dividends	(0.22)	(0.21)	(0.14)
Less: Redemption of Preferred Stock	-0-	(0.03)	(0.05)
Net Income Attributable to Common Shareholders – Basic	$0.49	$0.32	$0.31

DILUTED INCOME – PER SHARE
Net Income	$0.71	$0.56	$0.50
Less: Preferred Dividends	(0.22)	(0.21)	(0.14)
Less: Redemption of Preferred Stock	-0-	(0.03)	(0.05)
Net Income Attributable to Common Shareholders – Diluted	$0.49	$0.32	$0.31

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	78,619,440	72,114,078	65,468,564
Diluted	78,802,208	72,249,691	65,558,284

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2018	2017	2016

Net Income	$56,005,800	$40,271,085	$32,494,507
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During the Period	(31,203,757)	(4,059,988)	22,782,469
Reclassification Adjustment for Net Gains Realized in Income	(111,387)	(2,311,714)	(4,398,599)
Total Comprehensive Income	24,690,656	33,899,383	50,878,377
Less: Preferred Dividends	17,190,456	14,861,686	9,020,470
Less: Redemption of Preferred Stock	-0-	2,467,165	2,942,149
Comprehensive Income Attributable to Common Shareholders	$7,500,200	$16,570,532	$38,915,758

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017, AND 2016

	Common Stock	Preferred Stock Series A	Preferred Stock Series B	Preferred Stock Series C	Additional Paid in Capital
Balance September 30, 2015	$621,235	$53,493,750	$57,500,000	$-0-	$339,837,258
Shares Issued in Connection with the DRIP (1)	65,157	-0-	-0-	-0-	72,110,640
Shares Issued in Connection with Underwritten Public Offering of 6.125% Series C Preferred Stock, net of offering costs	-0-	-0-	-0-	135,000,000	(4,456,578)
Preferred Stock Called for Redemption	-0-	(53,493,750)	-0-	-0-	2,930,649
Shares Issued Through the Exercise of Stock Options	2,450	-0-	-0-	-0-	1,880,850
Shares Issued Through Restricted Stock Awards	400	-0-	-0-	-0-	(400)
Cancellation of Shares Related to Forfeiture of Restricted Stock Awards	(32)	-0-	-0-	-0-	32
Stock Compensation Expense	-0-	-0-	-0-	-0-	926,465
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(21,502,295)
Net Income	-0-	-0-	-0-	-0-	-0-
Preferred Dividends	-0-	-0-	-0-	-0-	-0-
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2016	689,210	-0-	57,500,000	135,000,000	391,726,621
Shares Issued in Connection with the DRIP (1)	66,327	-0-	-0-	-0-	91,865,504
Shares Issued in Connection with Underwritten Public Offering of 6.125% Series C Preferred Stock, net of offering costs	-0-	-0-	-0-	75,000,000	(3,996,907)
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	-0-	-0-	-0-	35,986,125	(255,906)
Preferred Stock Called for Redemption	-0-	-0-	(57,500,000)	-0-	2,467,165
Shares Issued Through the Exercise of Stock Options	650	-0-	-0-	-0-	468,650
Shares Issued Through Restricted Stock Awards	110	-0-	-0-	-0-	(110)
Stock Compensation Expense	8	-0-	-0-	-0-	624,698
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(23,347,014)
Net Income	-0-	-0-	-0-	-0-	-0-
Preferred Dividends	-0-	-0-	-0-	-0-	-0-
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2017	756,305	-0-	-0-	245,986,125	459,552,701
Shares Issued in Connection with the DRIP (1)	58,164	-0-	-0-	-0-	89,970,625
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	-0-	-0-	-0-	41,213,900	(1,120,250)
Shares Issued Through the Exercise of Stock Options	400	-0-	-0-	-0-	569,200
Shares Issued Through Restricted Stock Awards	125	-0-	-0-	-0-	(125)
Stock Compensation Expense	37	-0-	-0-	-0-	433,858
Distributions To Common Shareholders	-0-	-0-	-0-	-0-	(14,770,719)
Net Income	-0-	-0-	-0-	-0-	-0-
Preferred Dividends	-0-	-0-	-0-	-0-	-0-
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2018	$815,031	$-0-	$-0-	$287,200,025	$534,635,290

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 AND 2016, CONT’D.

	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2015	$-0-	$(5,441,603)	$446,010,640
Shares Issued in Connection with the DRIP (1)	-0-	-0-	72,175,797
Shares Issued in Connection with Underwritten Public Offering of 6.125% Series C Preferred Stock, net of offering costs	-0-	-0-	130,543,422
Preferred Stock Called for Redemption	(2,942,149)	-0-	(53,505,250)
Shares Issued Through the Exercise of Stock Options	-0-	-0-	1,883,300
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Cancellation of Shares Related to Forfeiture of Restricted Stock Awards	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	926,465
Distributions To Common Shareholders	(20,531,888)	-0-	(42,034,183)
Net Income	32,494,507	-0-	32,494,507
Preferred Dividends	(9,020,470)	-0-	(9,020,470)
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	-0-	18,383,870	18,383,870
Balance September 30, 2016	-0-	12,942,267	597,858,098
Shares Issued in Connection with the DRIP (1)	-0-	-0-	91,931,831
Shares Issued in Connection with Underwritten Public Offering of 6.125% Series C Preferred Stock, net of offering costs	-0-	-0-	71,003,093
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	-0-	-0-	35,730,219
Preferred Stock Called for Redemption	(2,467,165)	-0-	(57,500,000)
Shares Issued Through the Exercise of Stock Options	-0-	-0-	469,300
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	624,706
Distributions To Common Shareholders	(22,942,234)	-0-	(46,289,248)
Net Income	40,271,085	-0-	40,271,085
Preferred Dividends	(14,861,686)	-0-	(14,861,686)
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(6,371,702)	(6,371,702)
Balance September 30, 2017	-0-	6,570,565	712,865,696
Shares Issued in Connection with the DRIP (1)	-0-	-0-	90,028,789
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	-0-	-0-	40,093,650
Shares Issued Through the Exercise of Stock Options	-0-	-0-	569,600
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	433,895
Distributions To Common Shareholders	(38,815,344)	-0-	(53,586,063)
Net Income	56,005,800	-0-	56,005,800
Preferred Dividends	(17,190,456)	-0-	(17,190,456)
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(31,315,144)	(31,315,144)
Balance September 30, 2018	$-0-	$(24,744,579)	$797,905,767

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$56,005,800	$40,271,085	$32,494,507
Noncash Items Included in Net Income:
Depreciation & Amortization	39,788,010	32,694,009	27,203,918
Stock Compensation Expense	433,895	624,706	926,465
Deferred Straight Line Rent	(1,972,588)	(1,027,927)	(1,709,821)
Gain on Sale of Securities Transactions	(111,387)	(2,311,714)	(4,398,599)
(Gain) Loss on Sale of Real Estate Investments	(7,485,266)	95,336	-0-
Changes in:
Tenant & Other Receivables	1,396,729	357,823	69,317
Prepaid Expenses	(754,922)	(603,887)	(899,371)
Other Assets & Capitalized Lease Costs	(2,036,854)	15,353	(1,814,638)
Accounts Payable, Accrued Expenses & Other Liabilities	265,745	3,753,082	2,827,722
NET CASH PROVIDED BY OPERATING ACTIVITIES	85,529,162	73,867,866	54,699,500

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(283,402,845)	(286,951,980)	(210,747,340)
Capital Improvements	(9,084,163)	(4,974,988)	(21,566,561)
Proceeds from Sale of Real Estate Investments	22,083,340	4,125,819	-0-
Return of Deposits on Real Estate	450,000	3,400,000	2,950,000
Deposits Paid on Acquisitions of Real Estate	(200,000)	(450,000)	(2,200,000)
Proceeds from Sale of Securities Available for Sale	2,620,166	17,274,946	22,774,768
Purchase of Securities Available for Sale	(64,979,698)	(71,494,810)	(19,055,956)
NET CASH USED IN INVESTING ACTIVITIES	(332,513,200)	(339,071,013)	(227,845,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Fixed Rate Mortgage Notes Payable	175,160,000	188,809,000	153,428,485
Principal Payments on Fixed Rate Mortgage Notes Payable	(54,354,212)	(73,594,586)	(43,671,506)
Net Draws (Repayments) from Loans Payable	66,517,259	39,300,733	(4,250,702)
Financing Costs Paid on Debt	(1,469,914)	(2,190,098)	(2,646,393)
Redemption of 7.625% Series A Preferred Stock	-0-	(53,493,750)	-0-
Redemption of 7.875% Series B Preferred Stock	-0-	(57,500,000)	-0-
Proceeds from Underwritten Public Offering of 6.125% Series C Preferred Stock, net of offering costs	-0-	71,003,093	130,543,422
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	40,093,650	35,733,885	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	77,100,433	81,805,937	63,806,651
Proceeds from the Exercise of Stock Options	569,600	469,300	1,883,300
Preferred Dividends Paid	(16,876,532)	(14,500,474)	(8,607,032)
Common Dividends Paid, net of Reinvestments	(40,657,707)	(36,163,355)	(33,665,037)
NET CASH PROVIDED BY FINANCING ACTIVITIES	246,082,577	179,679,685	256,821,188

Net Increase (Decrease) in Cash and Cash Equivalents	(901,461)	(85,523,462)	83,675,599
Cash and Cash Equivalents at Beginning of Year	10,226,046	95,749,508	12,073,909

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,324,585	$10,226,046	$95,749,508

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (we, our, us, the Company or MREIC), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. We were founded in 1968 and are one of the oldest public equity REITs in the world. As of September 30, 2018 and 2017, rental properties consisted of 111 and 108 property holdings, respectively. These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. As of September 30, 2018, our weighted average lease maturity was approximately 8.1 years and our annualized average base rent per occupied square foot was $6.01. As of September 30, 2018, the weighted average building age, based on the square footage of our buildings, was 8.7 years. In addition, we own a portfolio of REIT securities which we generally limit to no more than approximately 10% of our undepreciated assets (which is our total assets excluding accumulated depreciation).

Use of Estimates

In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we are required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and assumptions.

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

Principles of Consolidation and Non-controlling Interest

The consolidated financial statements include the Company and our wholly-owned subsidiaries. In 2005, we formed MREIC Financial, Inc., a taxable REIT subsidiary which has had no activity since inception. In 2007, we merged with Monmouth Capital Corporation (Monmouth Capital), with Monmouth Capital surviving as our wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Buildings and Improvements

Buildings and improvements are stated at the lower of depreciated cost or net realizable value. Depreciation is computed based on the straight-line method over the estimated useful lives of the assets. These lives are 39 years for buildings and range from 3 to 39 years for improvements.

We apply Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-10, Property, Plant & Equipment (ASC 360-10) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that an other-than-temporary impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

Gains (Losses) on Sale of Real Estate

Gains (losses) on the sale of real estate investments are recognized when the profit (loss) on a given sale is determinable, and the seller is not obliged to perform significant activities after the sale to earn such profit (loss).

Acquisitions

Prior to the adoption of ASU 2017-01, upon acquisition of a property, we allocated the purchase price of the property based upon the fair value of the assets acquired, which generally consisted of land, building and intangible assets, including above and below market leases and in-place leases. We allocated the purchase price to the fair value of the tangible assets of an acquired property generally determined by the third-party appraisal of the property obtained in conjunction with the purchase. The purchase price was further allocated to acquired above and below market leases based on the present value of the difference between prevailing market rates and the in-place lease rates over the remaining term. In addition, any remaining amounts of the purchase price were applied to in-place lease values based on our evaluation of the specific characteristics of each tenant’s lease. In-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenant, the tenant’s credit quality and expectations of lease renewals were also considered. Acquired above and below market leases were amortized to rental revenue over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles was amortized to amortization expense over the remaining lease term. If a tenant terminated its lease early, the unamortized portion of the tenant improvements, leasing commissions, deferred rent, and the in-place lease value was charged to expense when there was a signed termination agreement, all of the conditions of the termination agreement were met, the tenant is no longer occupying the property and the termination consideration, if any, is probable of collection.

As a result of the adoption of Accounting Standards Update (ASU) 2017-01, effective April 1, 2017, we no longer account for our property acquisitions as business combinations and instead account for our property acquisitions as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized to real estate investments as part of the purchase price as opposed to being expensed as Acquisition Costs under the previous accounting treatment for business combinations. Therefore, as of April 1, 2017, we are no longer required to expense our Acquisition Costs. In addition, acquisitions that do not meet the definition of a business combination are accounted for as asset acquisitions whereby the consideration incurred is allocated to the individual assets acquired on a relative fair value basis.

Marketable Securities

Investments in securities available for sale primarily consist of marketable common and preferred stock securities of other REITs, which we generally limit to no more than approximately 10% of our undepreciated assets (which is our total assets excluding accumulated depreciation). These marketable securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. These securities may be classified among three categories: held-to-maturity, trading, and available-for-sale. We normally hold REIT securities on a long-term basis and have the ability and intent to hold securities to recovery. Therefore, as of September 30, 2018 and 2017, our securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices in active markets. Gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis. Net unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in the unrealized net holding gains (losses) is reflected as Comprehensive Income (Loss).

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for our fiscal year beginning October 1, 2018. The most significant change for us, once ASU 2016-01 was adopted, was the accounting treatment for our investments in marketable securities that are classified as available for sale. The accounting treatment used for our Consolidated Financial Statements through Fiscal 2018, was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, effective October 1, 2018, these marketable securities continue to be measured at fair value, however the changes in net unrealized holding gains and losses are now recognized through net income. Subsequent to the fiscal yearend, on October 1, 2018, unrealized net holding losses of $24,744,579 were reclassed to beginning retained earnings to recognize the unrealized losses previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets.

We individually review and evaluate our marketable securities for impairment on a quarterly basis or when events or circumstances occur. We consider, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position. We have developed a general policy of evaluating whether an unrealized loss is other than temporary. On a quarterly basis, we make an initial review of every individual security in our portfolio. If the security is impaired, we first determine our intent and ability to hold this investment for a period of time sufficient to allow for any anticipated recovery in market value. Next, we determine the length of time and the extent of the impairment. Barring other factors, including the downgrading of the security or the cessation of dividends, if the fair value of the security is below cost by less than 20% for less than 6 months and we have the intent and ability to hold the security, the security is deemed to be temporarily impaired. Otherwise, we review additional information to determine whether the impairment is other than temporary. We discuss and analyze any relevant information known about the security, such as:

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

We normally hold REIT securities on a long-term basis and have the ability and intent to hold securities to recovery. If a decline in fair value is determined to be other than temporary, an impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the new cost basis.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and investments with an original maturity of three months or less. We maintain our cash in bank accounts in amounts that may exceed federally insured limits. We have not experienced any losses in these accounts in the past. The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.

Intangible Assets, Capitalized Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases. Upon termination of a lease, the unamortized portion is charged to expense. The weighted-average amortization period upon acquisition for intangible assets recorded during 2018, 2017 and 2016 was 12 years, 13 years and 12 years, respectively.

Costs incurred in connection with the execution of leases are capitalized and amortized over the term of the respective leases. Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms. Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized over the term of the related obligations using the effective interest method. Unamortized costs are charged to expense upon prepayment of the obligation. Amortization expense related to these deferred leasing and financing costs were $2,101,427, $2,089,259 and $2,072,120 for the years ended September 30, 2018, 2017 and 2016, respectively. We estimate that aggregate amortization expense for existing assets will be approximately $2,128,000, $1,802,000, $1,553,000, $1,435,000 and $1,356,000 for the fiscal years 2019, 2020, 2021, 2022 and 2023, respectively.

Revenue Recognition

Rental revenue from tenants with leases having scheduled rental increases are recognized on a straight-line basis over the term of the lease. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred. The reimbursements are recognized and presented gross, as we are generally the primary obligor and, with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and bears the associated credit risk. These occupancy charges are recognized as earned.

When applicable, we provide an allowance for doubtful accounts against the portion of tenant and other receivables and deferred rent receivables, which are estimated to be uncollectible. For accounts receivables that we deem uncollectible, we use the direct write-off method. We did not have an allowance for doubtful accounts balance as of September 30, 2018 and 2017 and there were no write-off’s of any receivable accounts during the fiscal years ended 2018 and 2017.

Lease Termination Income

Lease Termination Income is recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with us.

Only four of our 111 properties have leases that contain an early termination provision. These four properties contain approximately 184,000 total rentable square feet, representing less than 1% of our total rentable square feet. Our leases with early termination provisions are our 26,340 square foot location in Ridgeland (Jackson), MS, our 36,270 square foot location in Urbandale (Des Moines), IA, our 38,833 square foot location in Rockford, IL, and our 83,000 square foot location in Roanoke, VA. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include: the date termination can be exercised, the time frame that notice must be given by the tenant to us and the termination fee that would be required to be paid by the tenant to us. The total potential termination fee to be paid to us from the four tenants with leases that have a termination provision amounts to approximately $1,694,000.

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

In addition, common stock equivalents of 182,768, 135,613 and 89,720 shares are included in the diluted weighted average shares outstanding for fiscal years 2018, 2017 and 2016, respectively. As of September 30, 2018, 2017 and 2016, options to purchase 65,000, 65,000 and -0- shares, respectively, were antidilutive.

Stock Compensation Plan

We account for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation”. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of stock awards and restricted stock awards is equal to the fair value of our stock on the grant date. The amortization of compensation costs for the awards of stock, stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $433,895, $624,706 and $926,465 have been recognized in 2018, 2017 and 2016, respectively. Included in Note 9 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted shares.

Income Tax

We have elected to be taxed as a REIT under Sections 856-860 of the Code, and we intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, we will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that we distribute to our shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code. We are subject to franchise taxes in several of the states in which we own properties.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the TCJA), Code Section 199A, was added to the Code and became effective for tax years beginning after December 31, 2017 and before January 1, 2026. Under the TCJA, subject to certain income limitations, individual taxpayers and trusts and estates may deduct 20% of the aggregate amount of qualified REIT dividends they receive from their taxable income. Qualified REIT dividends do not include any portion of a dividend received from a REIT that is classified as a capital gain dividend or qualified dividend income.

We follow the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on our evaluation, we determined that we have no uncertain tax positions and no unrecognized tax benefits as of September 30, 2018. We record interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of September 30, 2018, the fiscal tax years 2015 through and including 2018 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases”. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will become effective for annual reporting periods beginning after December 15, 2018. The most significant changes related to lessor accounting under ASU 2016-02 include bifurcating revenue into lease and non-lease components and the new standard’s narrow definition of initial direct costs for leases. Since our revenue is primarily derived from leasing activities from long-term net leases and since we currently do not capitalize indirect costs for leases, we believe that will continue to account for our leases and related leasing costs in substantially the same manner as we currently do once the adoption of the ASU 2016-02 becomes effective.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. The amendment in ASU 2018-10 affects narrow aspects of the guidance issued earlier in ASU 2016-02 by removing certain inconsistencies and providing additional clarification related to the guidance issued earlier. ASU 2018-10 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2018. We are currently evaluating the potential impact this standard may have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for our fiscal year beginning October 1, 2018. The most significant change for us, once ASU 2016-01 was adopted, was the accounting treatment for our investments in marketable securities that are classified as available for sale. The accounting treatment used for our Consolidated Financial Statements through Fiscal 2018, was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, effective October 1, 2018, these marketable securities continue to be measured at fair value, however the changes in net unrealized holding gains and losses are now recognized through net income. Subsequent to the fiscal yearend, on October 1, 2018, unrealized net holding losses of $24,744,579 were reclassed to beginning retained earnings to recognize the unrealized losses previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers”. The FASB issued further guidance in ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Therefore, we adopted the standard effective October 1, 2018. Our revenue is primarily derived from leasing activities and historically our property dispositions have been cash sales with no contingencies and no future involvement in the property. Since this standard applies to all contracts with customers except those that are within the scope of other guidance, such as leases, the adoption of this standard did not have a significant impact on our consolidated financial statements and related disclosures.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 2 – REAL ESTATE INVESTMENTS

The following is a summary of the cost and accumulated depreciation of our land, buildings and improvements at September 30, 2018 and 2017:

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2018	Type	Land	Improvements	Depreciation	Value

Alabama:
Huntsville	Industrial	$748,115	$5,913,696	$1,249,093	$5,412,718
Mobile	Industrial	2,480,474	30,571,842	195,973	32,856,343
Arizona:
Tolleson (Phoenix)	Industrial	1,316,075	15,508,151	6,144,623	10,679,603
Colorado:
Colorado Springs	Industrial	2,150,000	27,170,066	1,593,580	27,726,486
Denver	Industrial	1,150,000	5,204,051	1,704,122	4,649,929
Connecticut:
Newington (Hartford)	Industrial	410,000	3,084,108	1,377,254	2,116,854
Florida:
Cocoa	Industrial	1,881,316	12,246,133	2,758,147	11,369,302
Davenport (Orlando)	Industrial	7,060,000	30,720,000	1,706,667	36,073,333
Daytona Beach	Industrial	3,119,640	26,853,559	344,276	29,628,923
Ft. Myers (FDX Ground)	Industrial	2,486,417	19,177,218	842,928	20,820,707
Homestead (Miami)	Industrial	4,426,727	33,446,393	1,072,000	36,801,120
Jacksonville (FDX)	Industrial	1,165,000	5,231,958	2,619,003	3,777,955
Jacksonville (FDX Ground)	Industrial	6,000,000	24,735,702	2,323,375	28,412,327
Lakeland	Industrial	261,000	1,782,226	573,621	1,469,605
Orlando	Industrial	2,200,000	6,574,524	1,830,818	6,943,706
Punta Gorda	Industrial	-0-	4,133,510	1,058,498	3,075,012
Tampa (FDX Ground)	Industrial	5,000,000	14,701,575	4,921,899	14,779,676
Tampa (FDX)	Industrial	2,830,000	5,027,120	1,515,388	6,341,732
Tampa (Tampa Bay Grand Prix)	Industrial	1,867,000	3,810,982	1,144,249	4,533,733
Georgia:
Augusta (FDX Ground)	Industrial	614,406	4,748,899	1,509,465	3,853,840
Augusta (FDX)	Industrial	380,000	1,597,779	463,245	1,514,534
Braselton (Atlanta)	Industrial	13,964,652	46,262,482	98,855	60,128,279
Griffin (Atlanta)	Industrial	760,000	14,173,683	4,493,178	10,440,505
Savannah	Industrial	4,404,988	51,620,957	882,410	55,143,535
Illinois:
Burr Ridge (Chicago)	Industrial	270,000	1,422,901	741,290	951,611
Elgin (Chicago)	Industrial	1,280,000	5,697,442	2,436,368	4,541,074
Granite City (St. Louis, MO)	Industrial	340,000	12,357,848	5,183,974	7,513,874
Montgomery (Chicago)	Industrial	2,000,000	9,303,317	2,761,952	8,541,365
Rockford (Collins Aerospace)	Industrial	480,000	4,620,000	473,846	4,626,154
Rockford (Sherwin-Williams Co.)	Industrial	1,100,000	4,451,227	859,960	4,691,267
Sauget (St. Louis, MO)	Industrial	1,890,000	13,314,950	1,366,159	13,838,791
Schaumburg (Chicago)	Industrial	1,039,800	4,138,140	2,283,345	2,894,595
Wheeling (Chicago)	Industrial	5,112,120	13,870,354	4,430,770	14,551,704
Indiana:
Greenwood (Indianapolis)	Industrial	2,250,000	35,262,071	3,091,837	34,420,234
Indianapolis	Industrial	3,745,572	21,758,510	2,239,839	23,264,243

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2018 (cont’d)	Type	Land	Improvements	Depreciation	Value

Iowa:
Urbandale (Des Moines)	Industrial	$310,000	$2,213,644	$1,211,364	$1,312,280
Kansas:
Edwardsville (Kansas City) (Carlisle Tire)	Industrial	1,185,000	6,047,986	2,538,608	4,694,378
Edwardsville (Kansas City) (International Paper)	Industrial	2,750,000	15,544,108	2,001,778	16,292,330
Olathe (Kansas City)	Industrial	2,350,000	29,387,000	1,632,611	30,104,389
Topeka	Industrial	-0-	3,679,843	896,483	2,783,360
Kentucky:
Buckner (Louisville)	Industrial	2,280,000	24,527,852	3,114,323	23,693,529
Frankfort (Lexington)	Industrial	1,850,000	26,150,000	2,570,299	25,429,701
Louisville	Industrial	1,590,000	9,714,000	581,179	10,722,821
Louisiana:
Covington (New Orleans)	Industrial	2,720,000	15,690,000	1,139,872	17,270,128
Maryland:
Beltsville (Washington, DC)	Industrial	3,200,000	11,312,355	4,151,339	10,361,016
Michigan:
Walker (Grand Rapids)	Industrial	4,034,363	27,620,623	1,062,332	30,592,654
Livonia (Detroit)	Industrial	320,000	13,442,030	2,046,869	11,715,161
Orion	Industrial	4,649,971	18,240,153	4,488,942	18,401,182
Romulus (Detroit)	Industrial	531,000	4,201,671	2,043,189	2,689,482
Minnesota:
Stewartville (Rochester)	Industrial	900,000	4,320,000	553,846	4,666,154
Mississippi:
Olive Branch (Memphis, TN)(Anda Pharmaceuticals, Inc.)	Industrial	800,000	13,750,000	2,203,526	12,346,474
Olive Branch (Memphis, TN)(Milwaukee Tool)	Industrial	2,550,000	34,364,917	4,044,199	32,870,718
Richland (Jackson)	Industrial	211,000	1,689,691	982,066	918,625
Ridgeland (Jackson)	Industrial	218,000	1,667,254	1,313,173	572,081
Missouri:
Kansas City (Bunzl)	Industrial	1,000,000	8,980,250	885,643	9,094,607
Liberty (Kansas City)	Industrial	723,000	6,674,881	3,497,982	3,899,899
O’Fallon (St. Louis)	Industrial	264,000	3,981,913	2,361,768	1,884,145
St. Joseph	Industrial	800,000	12,563,648	5,452,138	7,911,510
Nebraska:
Omaha	Industrial	1,170,000	4,774,691	2,358,451	3,586,240
New Jersey:
Carlstadt (New York, NY)	Industrial	1,194,000	3,748,402	1,029,584	3,912,818
Somerset	Shopping Center	34,317	3,077,460	1,589,653	1,522,124
New York:
Cheektowaga (Buffalo)	Industrial	4,796,765	6,164,058	1,851,798	9,109,025
Halfmoon (Albany)	Industrial	1,190,000	4,335,600	722,600	4,803,000
Hamburg (Buffalo)	Industrial	1,700,000	33,150,000	1,700,000	33,150,000
North Carolina:
Concord (Charlotte)	Industrial	4,305,000	28,739,797	2,314,361	30,730,436
Concord (Charlotte)	Industrial	4,306,684	35,736,461	1,069,039	38,974,106
Fayetteville	Industrial	172,000	5,279,629	2,931,202	2,520,427
Winston-Salem	Industrial	980,000	6,266,326	2,617,877	4,628,449
Ohio:
Bedford Heights (Cleveland)	Industrial	990,000	5,929,836	1,893,515	5,026,321
Cincinnati	Industrial	800,000	5,950,000	470,406	6,279,594
Kenton	Industrial	854,780	17,026,827	454,776	17,426,831
Lebanon (Cincinnati)	Industrial	240,000	4,212,425	704,125	3,748,300
Monroe (Cincinnati)	Industrial	1,800,000	15,724,760	1,023,271	16,501,489
Richfield (Cleveland)	Industrial	2,676,848	13,770,330	3,083,114	13,364,064

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2018 (cont’d)	Type	Land	Improvements	Depreciation	Value

Stow	Industrial	$1,429,715	$17,504,350	$448,829	$18,485,236
Streetsboro (Cleveland)	Industrial	1,760,000	17,840,000	2,973,333	16,626,667
West Chester Twp. (Cincinnati)	Industrial	695,000	5,038,686	2,305,181	3,428,505
Oklahoma:
Oklahoma City (FDX Ground)	Industrial	1,410,000	11,174,462	1,599,042	10,985,420
Oklahoma City (Bunzl)	Industrial	844,688	7,883,751	252,684	8,475,755
Oklahoma City (Amazon)	Industrial	1,618,240	28,260,702	603,861	29,275,081
Tulsa	Industrial	790,000	2,958,031	391,119	3,356,912
Pennsylvania:
Altoona	Industrial	1,200,000	7,822,966	986,269	8,036,697
Imperial (Pittsburgh)	Industrial	3,700,000	16,250,000	1,076,389	18,873,611
Monaca (Pittsburgh)	Industrial	401,716	7,508,950	2,957,471	4,953,195
South Carolina:
Aiken (Augusta, GA)	Industrial	1,362,458	19,677,937	630,703	20,409,692
Charleston (FDX)	Industrial	4,639,283	16,880,128	397,072	21,122,339
Charleston (FDX Ground)	Industrial	7,103,106	39,473,274	168,689	46,407,691
Ft. Mill (Charlotte, NC)	Industrial	1,746,822	15,327,214	2,654,658	14,419,378
Hanahan (Charleston)(SAIC)	Industrial	1,129,000	12,281,102	4,343,346	9,066,756
Hanahan (Charleston)(FDX Ground)	Industrial	930,000	6,684,653	2,071,138	5,543,515
Tennessee:
Chattanooga	Industrial	300,000	4,838,540	1,388,863	3,749,677
Lebanon (Nashville)	Industrial	2,230,000	11,985,126	2,151,164	12,063,962
Memphis	Industrial	1,234,987	13,380,000	2,916,162	11,698,825
Shelby County	Vacant Land	11,065	-0-	-0-	11,065
Texas:
Carrollton (Dallas)	Industrial	1,500,000	16,319,203	3,555,283	14,263,920
Corpus Christi	Industrial	-0-	4,808,330	797,350	4,010,980
Edinburg	Industrial	1,000,000	11,039,014	1,472,631	10,566,383
El Paso	Industrial	3,225,195	9,205,997	1,977,282	10,453,910
Ft. Worth (Dallas)	Industrial	8,200,000	27,100,832	2,200,495	33,100,337
Houston	Industrial	1,661,120	6,502,158	1,440,389	6,722,889
Lindale (Tyler)	Industrial	540,000	9,425,550	966,498	8,999,052
Mesquite (Dallas)	Industrial	6,247,658	43,632,835	1,398,488	48,482,005
Spring (Houston)	Industrial	1,890,000	17,404,396	2,077,166	17,217,230
Waco	Industrial	1,350,000	11,201,368	1,498,728	11,052,640
Virginia:
Charlottesville	Industrial	1,170,000	3,285,702	1,588,202	2,867,500
Mechanicsville (Richmond)	Industrial	1,160,000	6,632,395	3,007,443	4,784,952
Richmond	Industrial	446,000	4,322,309	1,545,670	3,222,639
Roanoke (CHEP USA)	Industrial	1,853,000	5,610,672	1,706,454	5,757,218
Roanoke (FDX Ground)	Industrial	1,740,000	8,460,000	1,147,885	9,052,115
Washington:
Burlington (Seattle/Everett)	Industrial	8,000,000	22,228,547	1,426,792	28,801,755
Wisconsin:
Cudahy (Milwaukee)	Industrial	980,000	8,786,361	3,296,930	6,469,431
Green Bay	Industrial	590,000	5,980,000	766,667	5,803,333
Total as of September 30, 2018		$224,719,083	$1,494,859,336	$207,065,634	$1,512,512,785

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2017	Type	Land	Improvements	Depreciation	Value

Alabama:
Huntsville	Industrial	$748,115	$5,913,696	$1,092,730	$5,569,081
Arizona:
Tolleson (Phoenix)	Industrial	1,316,075	15,508,151	5,634,312	11,189,914
Colorado:
Colorado Springs (1)	Industrial	1,270,000	5,934,472	1,644,190	5,560,282
Colorado Springs	Industrial	2,150,000	26,350,000	900,855	27,599,145
Denver	Industrial	1,150,000	5,204,051	1,570,819	4,783,232
Connecticut:
Newington (Hartford)	Industrial	410,000	3,084,108	1,288,391	2,205,717
Florida:
Cocoa	Industrial	1,881,316	12,246,133	2,435,695	11,691,754
Davenport (Orlando)	Industrial	7,060,000	30,720,000	918,974	36,861,026
Ft. Myers (Vacant) (1)	Industrial	1,910,000	3,107,448	1,057,915	3,959,533
Ft. Myers (FDX Ground)	Industrial	2,400,000	19,223,000	353,846	21,269,154
Homestead (Miami)	Industrial	4,426,727	33,446,393	214,400	37,658,720
Jacksonville (FDX)	Industrial	1,165,000	5,164,784	2,450,615	3,879,169
Jacksonville (FDX Ground)	Industrial	6,000,000	24,732,090	1,688,236	29,043,854
Lakeland	Industrial	261,000	1,721,532	525,151	1,457,381
Orlando	Industrial	2,200,000	6,354,432	1,636,085	6,918,347
Punta Gorda	Industrial	-0-	4,133,510	945,236	3,188,274
Tampa (FDX Ground)	Industrial	5,000,000	14,696,227	4,544,868	15,151,359
Tampa (FDX)	Industrial	2,830,000	4,789,924	1,383,938	6,235,986
Tampa (Tampa Bay Grand Prix)	Industrial	1,867,000	3,810,982	1,043,048	4,634,934
Georgia:
Augusta (FDX Ground)	Industrial	614,406	4,748,899	1,385,556	3,977,749
Augusta (FDX)	Industrial	380,000	1,597,779	415,251	1,562,528
Griffin (Atlanta)	Industrial	760,000	14,108,857	4,128,872	10,739,985
Illinois:
Burr Ridge (Chicago)	Industrial	270,000	1,422,901	698,725	994,176
Elgin (Chicago)	Industrial	1,280,000	5,697,442	2,284,344	4,693,098
Granite City (St. Louis, MO)	Industrial	340,000	12,357,848	4,834,280	7,863,568
Montgomery (Chicago)	Industrial	2,000,000	9,298,367	2,522,213	8,776,154
Rockford (Collins Aerospace Systems)	Industrial	480,000	4,620,000	355,385	4,744,615
Rockford (Sherwin-Williams Co.)	Industrial	1,100,000	4,451,227	744,286	4,806,941
Sauget (St. Louis, MO)	Industrial	1,890,000	13,314,950	1,024,382	14,180,568
Schaumburg (Chicago)	Industrial	1,039,800	4,138,140	2,159,563	3,018,377
Wheeling (Chicago)	Industrial	5,112,120	13,425,532	4,079,587	14,458,065
Indiana:
Greenwood (Indianapolis)	Industrial	2,250,000	35,262,071	2,186,221	35,325,850
Indianapolis	Industrial	3,739,030	21,267,342	1,657,124	23,349,248
Iowa:
Urbandale (Des Moines)	Industrial	310,000	1,946,613	1,144,794	1,111,819
Kansas:
Edwardsville (Kansas City) (Carlisle Tire)	Industrial	1,185,000	6,047,986	2,358,818	4,874,168
Edwardsville (Kansas City) (International Paper)	Industrial	2,750,000	15,544,108	1,587,164	16,706,944
Olathe (Kansas City)	Industrial	2,350,000	29,387,000	879,098	30,857,902
Topeka	Industrial	-0-	3,679,843	802,124	2,877,719
Kentucky:
Buckner (Louisville)	Industrial	2,280,000	24,527,852	2,472,411	24,335,441
Frankfort (Lexington)	Industrial	1,850,000	26,150,000	1,899,786	26,100,214
Louisville	Industrial	1,590,000	9,714,000	332,103	10,971,897
Louisiana:
Covington (New Orleans)	Industrial	2,720,000	15,690,000	737,564	17,672,436

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2017 (cont’d)	Type	Land	Improvements	Depreciation	Value

Maryland:
Beltsville (Washington, DC)	Industrial	$3,200,000	$11,312,355	$3,843,707	$10,668,648
Michigan:
Walker (Grand Rapids)	Industrial	4,034,363	27,620,623	354,111	31,300,875
Livonia (Detroit)	Industrial	320,000	13,442,030	1,698,607	12,063,423
Orion	Industrial	4,649,971	18,235,665	4,019,239	18,866,397
Romulus (Detroit)	Industrial	531,000	4,136,506	1,922,903	2,744,603
Minnesota:
Stewartville (Rochester)	Industrial	900,000	4,320,000	443,077	4,776,923
Mississippi:
Olive Branch (Memphis, TN)(Anda Pharmaceuticals, Inc.)	Industrial	800,000	13,750,000	1,850,962	12,699,038
Olive Branch (Memphis, TN)(Milwaukee Tool)	Industrial	2,550,000	34,364,917	3,159,783	33,755,134
Richland (Jackson)	Industrial	211,000	1,689,691	904,133	996,558
Ridgeland (Jackson)	Industrial	218,000	1,640,591	1,246,001	612,590
Missouri:
Kansas City (Bunzl)	Industrial	1,000,000	8,651,226	646,520	9,004,706
Kansas City (Kellogg) (1)	Industrial	660,000	4,140,474	1,147,694	3,652,780
Liberty (Kansas City)	Industrial	723,000	6,674,881	3,325,236	4,072,645
O’Fallon (St. Louis)	Industrial	264,000	3,981,913	2,228,921	2,016,992
St. Joseph	Industrial	800,000	12,489,270	5,101,907	8,187,363
Nebraska:
Omaha	Industrial	1,170,000	4,774,691	2,233,901	3,710,790
New Jersey:
Carlstadt (New York, NY)	Industrial	1,194,000	3,709,589	939,584	3,964,005
Somerset	Shopping Center	34,317	3,038,573	1,494,297	1,578,593
New York:
Cheektowaga (Buffalo)	Industrial	4,796,765	6,164,058	1,692,362	9,268,461
Halfmoon (Albany)	Industrial	1,190,000	4,335,600	611,431	4,914,169
Hamburg (Buffalo)	Industrial	1,700,000	33,150,000	850,000	34,000,000
Orangeburg (New York) (1)	Industrial	694,720	3,200,955	2,436,637	1,459,038
North Carolina:
Concord (Charlotte)	Industrial	4,305,000	28,739,797	1,471,238	31,573,559
Concord (Charlotte)	Industrial	4,306,684	35,736,461	152,720	39,890,425
Fayetteville	Industrial	172,000	5,279,629	2,698,223	2,753,406
Winston-Salem	Industrial	980,000	6,258,613	2,401,589	4,837,024
Ohio:
Bedford Heights (Cleveland)	Industrial	990,000	5,929,836	1,707,394	5,212,442
Cincinnati	Industrial	800,000	5,950,000	317,842	6,432,158
Kenton	Industrial	854,780	17,026,827	18,188	17,863,419
Lebanon (Cincinnati)	Industrial	240,000	4,212,425	594,620	3,857,805
Monroe (Cincinnati)	Industrial	1,800,000	11,137,000	737,707	12,199,293
Richfield (Cleveland)	Industrial	2,676,848	13,758,630	2,728,544	13,706,934
Stow	Industrial	1,429,715	17,504,350	-0-	18,934,065
Streetsboro (Cleveland)	Industrial	1,760,000	17,840,000	2,515,897	17,084,103
West Chester Twp. (Cincinnati)	Industrial	695,000	5,038,686	2,125,801	3,607,885
Oklahoma:
Oklahoma City (FDX Ground)	Industrial	1,410,000	11,174,462	1,306,735	11,277,727
Oklahoma City (Bunzl)	Industrial	844,688	7,883,751	50,537	8,677,902
Tulsa	Industrial	790,000	2,958,031	309,194	3,438,837
Pennsylvania:
Altoona	Industrial	1,200,000	7,808,650	784,660	8,223,990
Imperial (Pittsburgh)	Industrial	3,700,000	16,250,000	659,722	19,290,278
Monaca (Pittsburgh)	Industrial	401,716	7,484,125	2,642,181	5,243,660

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2017 (cont’d)	Type	Land	Improvements	Depreciation	Value

South Carolina:
Aiken (Augusta, GA)	Industrial	$1,362,458	$19,677,937	$126,141	$20,914,254
Ft. Mill (Charlotte, NC)	Industrial	1,670,000	13,743,307	2,302,265	13,111,042
Hanahan (Charleston)(SAIC)	Industrial	1,129,000	12,245,441	3,961,769	9,412,672
Hanahan (Charleston)(FDX Ground)	Industrial	930,000	6,684,653	1,897,664	5,716,989
Tennessee:
Chattanooga	Industrial	300,000	4,716,518	1,262,219	3,754,299
Lebanon (Nashville)	Industrial	2,230,000	11,985,126	1,843,853	12,371,273
Memphis	Industrial	1,240,887	13,381,050	2,573,085	12,048,852
Shelby County	Vacant Land	11,065	-0-	-0-	11,065
Texas:
Carrollton (Dallas)	Industrial	1,500,000	16,319,203	3,130,523	14,688,680
Corpus Christi	Industrial	-0-	4,771,913	672,040	4,099,873
Edinburg	Industrial	1,000,000	11,039,014	1,188,983	10,850,031
El Paso	Industrial	3,225,195	9,205,997	1,709,714	10,721,478
Ft. Worth (Dallas)	Industrial	8,200,000	27,100,832	1,505,602	33,795,230
Houston	Industrial	1,661,120	6,487,338	1,248,713	6,899,745
Lindale (Tyler)	Industrial	540,000	9,396,500	722,416	9,214,084
Mesquite (Dallas)	Industrial	6,247,658	43,632,835	279,698	49,600,795
Spring (Houston)	Industrial	1,890,000	17,393,798	1,629,658	17,654,140
Waco	Industrial	1,350,000	11,201,368	1,210,344	11,341,024
Virginia:
Charlottesville	Industrial	1,170,000	3,186,988	1,489,266	2,867,722
Mechanicsville (Richmond)	Industrial	1,160,000	6,625,011	2,824,533	4,960,478
Richmond	Industrial	446,000	4,322,309	1,409,820	3,358,489
Roanoke (CHEP USA)	Industrial	1,853,000	5,552,447	1,516,288	5,889,159
Roanoke (FDX Ground)	Industrial	1,740,000	8,460,000	930,962	9,269,038
Washington:
Burlington (Seattle/Everett)	Industrial	8,000,000	22,228,547	855,500	29,373,047
Wisconsin:
Cudahy (Milwaukee)	Industrial	980,000	8,402,361	3,075,370	6,306,991
Green Bay	Industrial	590,000	5,980,000	613,333	5,956,667
Total as of September 30, 2017		$191,759,539	$1,261,075,064	$177,372,519	$1,275,462,084

(1)	Classified as Real Estate Held for Sale.

NOTE 3 – ACQUISITIONS, EXPANSIONS AND DISPOSITIONS

Fiscal 2018 Acquisitions accounted for as asset acquisitions

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

On November 30, 2017, we purchased a newly constructed 300,000 square foot industrial building, situated on 123.0 acres, located in Oklahoma City, OK. The building is 100% net-leased to Amazon.com Services, Inc. for 10 years through October 2027. The lease is guaranteed by Amazon.com, Inc. The purchase price was $30,250,000. We obtained a 10 year mortgage loan, amortizing over 18 years, of $19,600,000 at a fixed interest rate of 3.64%. Annual rental revenue over the remaining term of the lease averages approximately $1,884,000.

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

On August 15, 2018, we purchased a newly constructed 265,318 square foot industrial building, situated on 48.9 acres, located in Charleston, SC. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through June 2033. The purchase price was $47,174,296. We obtained a 15 year fully-amortizing mortgage loan of $29,860,000 at a fixed interest rate of 3.82%. Annual rental revenue over the remaining term of the lease averages approximately $2,713,000.

On September 6, 2018, we purchased a newly constructed 373,750 square foot industrial building, situated on 92.6 acres, located in Braselton, GA which is in the Atlanta Metropolitan Statistical Area (MSA). The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through February 2033. The purchase price was $61,113,264. We obtained a 15 year fully-amortizing mortgage loan of $39,700,000 at a fixed interest rate of 4.02%. Annual rental revenue over the remaining term of the lease averages approximately $3,801,000.

We evaluated the property acquisitions which took place during the twelve months ended September 30, 2018, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for all seven properties purchased during fiscal 2018 as asset acquisitions and allocated the total cash consideration, including transaction costs of approximately $1,071,000, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions. The financial information set forth below summarizes our purchase price allocation for these seven properties acquired during the fiscal year 2018 that were accounted for as asset acquisitions:

Land	$37,330,383
Building	239,890,739
In-Place Leases	6,181,731

The following table summarizes the operating results included in our consolidated statements of income for the fiscal year ended September 30, 2018 for the seven properties acquired during the twelve months ended September 30, 2018:

Year Ended 9/30/2018

Rental Revenues	$7,429,989
Net Income Attributable to Common Shareholders	2,131,150

FedEx Ground Package System, Inc.’s ultimate parent, FDX, Amazon.com, Inc. and Shaw Industries, Inc.’s ultimate parent, Berkshire Hathaway, Inc. are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

Fiscal 2018 Expansions

On November 1, 2017, a parking lot expansion for a property leased to FedEx Ground Package System, Inc., located in Indianapolis, IN was completed for a total project cost of approximately $1,683,000, resulting in a new 10 year lease which extended the prior lease expiration date from April 2024 to October 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $184,000 from approximately $1,533,000, or $4.67 per square foot, to approximately $1,715,000, or $5.23 per square foot.

On September 27, 2018, a parking lot expansion for a property leased to FedEx Ground Package System, Inc., located in Ft. Mill, SC was completed for a total project cost of approximately $1,834,000, resulting in a new 10 year lease which extended the prior lease expiration date from October 2023 to August 2028. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $183,000 from approximately $1,415,000, or $8.00 per square foot, to approximately $1,598,000, or $9.03 per square foot.

Fiscal 2018 Dispositions

Two leases were set to expire during fiscal 2018 with Kellogg Sales Company (Kellogg) for our 65,067 square foot facility located in Kansas City, MO through July 31, 2018 and our 50,400 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. On December 18, 2017, we sold our property located in Kansas City, MO for $4,900,000, with net sale proceeds of approximately $4,602,000 and, on December 22, 2017, we sold our property located in Orangeburg, NY for $6,170,000, with net sale proceeds of approximately $5,898,000. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

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

On June 5, 2018, we sold an 87,500 square foot vacant building located in Ft. Myers, FL for $6,400,000, with net sale proceeds of approximately $6,119,000. Prior to this property becoming vacant, it was leased to FedEx Ground Package System, Inc. through June 2017. FedEx Ground Package System, Inc. vacated this property because they moved their operations to our newly constructed 213,672 square foot facility, which is also located in Ft. Myers, FL. We purchased this newly constructed facility on December 30, 2016 and it is leased to FedEx Ground Package System, Inc. for 10 years through August 2027.

These four properties sold during fiscal 2018, resulted in a U.S. GAAP net realized gain of approximately $7,485,000, representing a 51% gain over the depreciated U.S. GAAP basis and a net realized gain over our historic undepreciated cost basis of approximately $1,160,000, representing a 6% net gain over our historic undepreciated cost basis.

Fiscal 2017 Acquisitions accounted for as business combinations

On October 17, 2016, we purchased a newly constructed 338,584 square foot industrial building located in Hamburg, NY, which is in the Buffalo MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through March 2031. The purchase price was $35,100,000. We obtained a 15 year fully-amortizing mortgage loan of $23,500,000 at a fixed interest rate of 4.03%. Annual rental revenue over the remaining term of the lease averages approximately $2,309,000. In connection with the acquisition, we completed our evaluation of the acquired lease. As a result of our evaluation, we allocated $250,000 to an Intangible Asset associated with the lease in-place.

On December 30, 2016, we purchased a newly constructed 213,672 square foot industrial building located in Ft. Myers, FL. The building is 100% net-leased to FedEx Ground Package System, Inc. for 10 years through September 2026. The purchase price was $21,001,538. We obtained a 15 year fully-amortizing mortgage loan of $14,500,000 at a fixed interest rate of 3.97%. Annual rental revenue over the remaining term of the lease averages approximately $1,365,000. In connection with the acquisition, we completed our evaluation of the acquired lease. As a result of our evaluation, we allocated $201,538 to an Intangible Asset associated with the lease in-place. On September 1, 2017, a parking lot expansion for this property was completed for a cost of approximately $862,000, resulting in a new 10 year lease which extended the prior lease expiration date from September 2026 to August 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of approximately $53,000 from approximately $1,365,000 to approximately $1,418,000.

Fiscal 2017 Acquisitions accounted for as asset acquisitions

On April 5, 2017, we purchased a newly constructed 343,483 square foot industrial building located in Walker, MI, which is in the Grand Rapids MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through January 2032. The purchase price was $32,120,000. We obtained a 15 year fully-amortizing mortgage loan of $20,875,000 at a fixed interest rate of 3.86%. Annual rental revenue over the remaining term of the lease averages approximately $2,102,000.

On June 23, 2017, we purchased a newly constructed 351,874 square foot industrial building located in Mesquite, TX, which is in the Dallas MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through March 2032. The purchase price was $50,621,072. We obtained a 15 year fully-amortizing mortgage loan of $32,900,000 at a fixed interest rate of 3.60%. Annual rental revenue over the remaining term of the lease averages approximately $3,194,000.

On June 27, 2017, we purchased a newly constructed 315,560 square foot industrial building located in Aiken, SC, which is in the Augusta, GA MSA. The building is 100% net-leased to Autoneum North America, Inc. for 15 years through April 2032. The purchase price was $21,933,000. We obtained a 15 year fully-amortizing mortgage loan of $15,350,000 at a fixed interest rate of 4.20%. Annual rental revenue over the remaining term of the lease averages approximately $1,700,000.

On June 28, 2017, we purchased a newly-constructed 237,756 square foot industrial building located in Homestead, FL, which is in the Miami MSA. The building is 100% net leased to FedEx Ground Package System, Inc. for 15 years through March 2032. The purchase price was $38,347,933. We obtained a 15 year fully-amortizing mortgage loan of $24,800,000 at a fixed interest rate of 3.60%. Annual rental revenue over the remaining term of the lease averages approximately $2,282,000.

On June 29, 2017, we purchased a newly constructed 110,361 square foot industrial building located in Oklahoma City, OK. The building is 100% net-leased to Bunzl Distribution Oklahoma, Inc. for seven years through August 2024. The purchase price was $9,000,000. We obtained a 12 year fully-amortizing mortgage loan of $6,000,000 at a fixed interest rate of 4.125%. Annual rental revenue over the remaining term of the lease averages approximately $721,000.

On August 3, 2017, we purchased a newly constructed 354,482 square foot industrial building located in Concord, NC which is in the Charlotte MSA. The building is 100% net leased to FedEx Ground Package System, Inc. for 15 years through May 2032. The purchase price was $40,598,446. We obtained a 15 year fully-amortizing mortgage loan of $26,184,000 at a fixed interest rate of 3.80%. Annual rental revenue over the remaining term of the lease averages approximately $2,537,000.

On September 19, 2017, we purchased a newly constructed 298,472 square foot industrial building located in Kenton, OH. The building is 100% net leased to International Paper Company for 10 years through August 2027. The purchase price was $18,299,032. We obtained a 15 year fully-amortizing mortgage loan of $12,000,000 at a fixed interest rate of 4.45%. Annual rental revenue over the remaining term of the lease averages approximately $1,243,000.

On September 29, 2017, we purchased a newly constructed 219,765 square foot industrial building located in Stow, OH. The building is 100% net leased to Mickey Thompson Performance Tires and Wheels for 10 years through August 2027. The purchase price was $19,500,000. We obtained a 15 year fully-amortizing mortgage loan of $12,700,000 at a fixed interest rate of 4.17%. Annual rental revenue over the remaining term of the lease averages approximately $1,500,000.

We evaluated the property acquisitions which took place subsequent to March 31, 2017, under the new framework for determining whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01, which we early-adopted effective April 1, 2017.

Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for the properties purchased in Walker (Grand Rapids), MI; Mesquite (Dallas), TX; Aiken (Augusta, GA), SC; Homestead (Miami), FL; Oklahoma City, OK; Concord (Charlotte), NC; Kenton, OH and Stow, OH as asset acquisitions and allocated the total cash consideration, including transaction costs of approximately $431,000, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions. The financial information set forth below summarizes our purchase price allocation for these eight properties acquired during the year ended September 30, 2017 that are accounted for as asset acquisitions:

Land	$23,507,073
Building	202,529,177
In-Place Leases	4,814,192

The following table summarizes the operating results included in our consolidated statements of income for the years ended September 30, 2017 for the properties acquired during the year ended September 30, 2017:

Year Ended 9/30/2017
Rental Revenues	$7,086,464
Net Income Attributable to Common Shareholders	2,156,885

FedEx Ground Package System, Inc.’s ultimate parent, FDX, International Paper Company and Mickey Thompson Performance Tires and Wheels ultimate parent, Cooper Tire & Rubber Company are publicly-owned companies and financial information related to these entities is available at the SEC’s website, www.sec.gov. Autoneum North America, Inc.’s ultimate parent, Autoneum Holding AG is a publicly-owned company and financial information related to this entity is available at the Swiss Exchange’s website, https://www.six-swiss-exchange.com/index.html and Bunzl Distribution Oklahoma, Inc.’s ultimate parent, Bunzl plc is a publicly-owned company and financial information related to this entity is available at the U.K. government’s website, https://www.gov.uk/government/organisations/companies-house. The references in this report to the SEC’s website, the Swiss Exchange’s website and the U.K. government’s website are not intended to and do not include or incorporate by reference into this report the information on those websites.

2017 Expansions

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

2017 Disposition

During the prior year, in October 2016, we sold our 59,425 square foot industrial building situated on 4.78 acres located in White Bear Lake, MN for net proceeds of approximately $4,126,000, which was approximately our carrying value.

Consolidated Statements of Income for the three fiscal years ended September 30, 2018, 2017 and 2016 of properties sold during the periods presented

Since the sale of the four properties sold during fiscal 2018 (as discussed previously) and the one property sold during fiscal 2017, does not represent a strategic shift that has a major effect on our operations and financial results, the operations generated from these five properties are not included in Discontinued Operations. The following table summarizes the operations of these five properties, prior to their sales, that are included in the accompanying Consolidated Statements of Income for the three fiscal years ended September 30, 2018, 2017 and 2016:

121

	2018	2017	2016
Rental and Reimbursement Revenue	$928,808	$2,051,835	$2,138,713
Lease Termination Income	210,261	-0-	-0-
Real Estate Taxes	(211,928)	(351,645)	(341,174)
Operating Expenses	(109,735)	(169,605)	(104,363)
Depreciation & Amortization	(79,137)	(513,879)	(517,554)
Interest Expense	(38,272)	(143,510)	(221,595)
Income from Operations	699,997	873,196	954,027
Gain (Loss) on Sale of Real Estate Investment	7,485,266	(95,336)	-0-
Net Income	$8,185,263	$777,860	$954,027

Pro forma information (unaudited)

The following unaudited pro forma condensed financial information has been prepared utilizing our historical financial statements and the effect of additional revenue and expenses generated from the properties acquired and expanded subsequent to our fiscal yearend (see Note 17) and from the properties acquired and expanded during fiscal years 2018 and 2017, assuming that these acquisitions and these completed expansions had occurred as of October 1, 2016, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions. As further described in Note 13, the net proceeds raised from the issuance of our 6.125% Series C Cumulative Redeemable Preferred Stock less the redemptions of our 7.625% Series A Cumulative Redeemable Preferred Stock redeemed on October 14, 2016 and our 7.875% Series B Cumulative Redeemable Preferred Stock redeemed on June 7, 2017 were used to help fund property acquisitions and, therefore, the pro forma preferred dividend expense has been adjusted to account for its effect on Net Income Attributable to Common Shareholders as if all the preferred stock issuances and redemptions had occurred on October 1, 2016. In addition, Net Income Attributable to Common Shareholders excludes the operating expenses incurred during fiscal 2018 and 2017 for the five properties that were sold during the periods presented. Furthermore, the proceeds raised from the Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the DRIP, as if all the shares raised had occurred on October 1, 2016. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Fiscal Year 2018	Fiscal Year 2017
Rental Revenues	$130,401,800	$130,644,200
Net Income Attributable to Common Shareholders	31,382,200	26,411,000
Basic Net Income per Share Attributable to Common Shareholders	$0.39	$0.32
Diluted Net Income per Share Attributable to Common Shareholders	$0.38	$0.32

NOTE 4 – INTANGIBLE ASSETS

Net intangible assets consist of the estimated value of the acquired in-place leases and the acquired above market rent leases at acquisition for the following properties and are amortized over the remaining term of the lease:

	September 30, 2018	September 30, 2017
Topeka, KS	$102,867	$137,156
Carrollton (Dallas), TX	2,283	9,134
Ft. Mill (Charlotte, NC), SC	91,595	183,191
Lebanon (Nashville), TN	119,926	140,783
Rockford, IL (Sherwin-Williams Co.)	105,293	125,349
Edinburg, TX	166,122	223,078
Corpus Christi, TX	66,912	89,853
Halfmoon (Albany), NY	157,578	207,339
Lebanon (Cincinnati), OH	54,402	147,663
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals)	703,205	886,650
Livonia (Detroit), MI	239,464	307,882
Stewartville (Rochester), MN	21,984	26,695
Buckner (Louisville), KY	329,941	351,816
Edwardsville (Kansas City), KS (International Paper)	366,666	441,243
Lindale (Tyler), TX	201,312	236,323
Sauget (St. Louis, MO), IL	22,545	24,659
Rockford, IL (Collins Aerospace Systems)	68,348	76,159
Kansas City, MO	15,325	20,434
Monroe, OH (Cincinnati)	364,530	396,460
Cincinnati, OH	39,246	42,814
Imperial, PA (Pittsburgh)	61,617	70,116
Burlington, WA (Seattle/Everett)	375,265	406,756
Colorado Springs, CO	278,699	316,703
Hamburg (Buffalo), NY	215,517	232,759
Ft. Myers, FL	184,272	194,209
Walker (Grand Rapids), MI	448,835	482,498
Aiken (Augusta, GA), SC	854,091	916,969
Mesquite (Dallas), TX	737,832	792,486
Homestead (Miami), FL	513,201	551,216
Oklahoma City, OK (Bunzl)	240,468	281,110
Concord (Charlotte), NC	581,352	623,890
Kenton, OH	438,035	487,160
Stow, OH	521,166	579,612
Charleston, SC (FDX)	377,988	-0-
Oklahoma City, OK (Amazon)	669,693	-0-
Savannah, GA	1,402,816	-0-
Daytona Beach, FL	765,687	-0-
Mobile, AL	1,016,789	-0-
Charleston, SC (FDX Ground)	667,358	-0-
Braselton (Atlanta), GA	999,531	-0-
Total Intangible Assets, net of Accumulated Amortization	$14,589,756	$10,010,165

Amortization expense related to the intangible assets attributable to acquired in-place leases was $1,510,660, $969,751 and $1,076,776 for the years ended September 30, 2018, 2017 and 2016, respectively. We estimate that the aggregate amortization expense for these existing intangible assets will be approximately $1,737,000, $1,589,000, $1,582,000, $1,431,000, and $1,263,000 for each of the fiscal years 2019, 2020, 2021, 2022 and 2023, respectively. The amount that is being amortized into rental revenue related to the intangible assets attributable to acquired above market leases was $102,708 for the year ended September 30, 2018 and $101,968 for each of the years ended September 30, 2017 and 2016, respectively. We estimate that the aggregate amount that will be amortized into rental revenue for existing intangible assets will be approximately $103,000 for each of the fiscal years 2019, 2020 and 2021 and will be approximately $34,000 for the fiscal year 2022.

NOTE 5 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

As of September 30, 2018, we had approximately 21,174,000 square feet of property, of which approximately 10,083,000 square feet, or 48%, consisting of 60 separate stand-alone leases, were leased to FedEx Corporation (FDX) and its subsidiaries, (7% to FDX and 41% to FDX subsidiaries). These properties are located in 24 different states. As of September 30, 2018, the 60 separate stand-alone leases that are leased to FDX and FDX subsidiaries had a weighted average lease maturity of 9.4 years. As of September 30, 2018, the only tenants that leased 5% or more of our total square footage were FDX and its subsidiaries. The tenants that leased more than 5% of total rentable square footage as of September 30, 2018, 2017, and 2016 were as follows:

	2018	2017	2016
FDX and Subsidiaries	48%	50%	47%
Milwaukee Electric Tool Corporation (lease commenced fiscal 2013, expanded fiscal 2016)	<5%	5%	5%

During fiscal 2018, the only tenant that accounted for 5% or more of our rental and reimbursement revenue was FDX (including its subsidiaries). Our rental and reimbursement revenue from FDX and its subsidiaries for the fiscal years ended September 30, 2018, 2017 and 2016, respectively, totaled approximately $80,726,000, $68,151,000 and $52,793,000, or 58% (7% from FDX and 51% from FDX subsidiaries), 59% (7% from FDX and 52% from FDX subsidiaries) and 55% (9% from FDX and 46% from FDX subsidiaries), of total rent and reimbursement revenues. No other tenant accounted for 5% or more of our total Rental and Reimbursement revenue for the fiscal years ended September 30, 2018, 2017 and 2016.

In addition to real estate property holdings, we held $154,920,545 in marketable REIT securities at September 30, 2018, representing 8.0% of our undepreciated assets (which is our total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further increase our diversification. The securities portfolio provides us with additional diversification, liquidity, and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

NOTE 6 – SECURITIES AVAILABLE FOR SALE

Our securities available for sale consist primarily of marketable common and preferred stock securities of other REITs. We generally limit our investment in marketable securities to be no more than approximately 10% of our undepreciated assets (which is our total assets excluding accumulated depreciation). We do not own more than 10% of the outstanding shares of any of these issuers, nor do we have a controlling financial interest. As of September 30, 2018, we held $154,920,545 in marketable REIT securities, representing 8.0% of our undepreciated assets.

We normally hold REIT securities long-term and have the ability and intent to hold these securities to recovery. We have total net unrealized losses on our securities portfolio of $24,744,579 as of September 30, 2018.

We held eight securities that we determined were temporarily impaired investments as of September 30, 2018. We consider many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The following is a summary of temporarily impaired securities at September 30, 2018:

	Less than 12 Months		12 Months or Longer
		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$3,194,000	$(1,613,782)	$-0-	$-0-
Common stock	93,367,200	(30,622,150)	-0-	-0-
Total	$96,561,200	$(32,235,932)	$-0-	$-0-

The following is a summary of the range of losses:

Number of Individual Securities	Fair Value	Unrealized Losses	% Loss

2	$21,980,000	$(351,051)	0-5%
2	31,996,000	(3,562,067)	6-10%
1	5,593,000	(825,791)	13%
2	21,032,200	(9,931,597)	30-40%
1	15,960,000	(17,565,426)	52%
8	$96,561,200	$(32,235,932)

We had a $26,608,676 and $10,091,417 margin loan balance as of September 30, 2018 and 2017, respectively. The margin loan balance is collateralized by the securities portfolio. Subsequent to fiscal yearend, on October 9, 2018, we paid off the margin loan.

Dividend income for the fiscal years ended September 30, 2018, 2017 and 2016 totaled $13,099,317, $6,919,973, and $5,607,403, respectively.

We received proceeds of $2,620,166, $17,274,946 and $22,774,768 on sales or redemptions of securities available for sale during fiscal years 2018, 2017 and 2016, respectively. We recorded the following realized Gain on Sale of Securities Transactions, net for the fiscal years ended September 30:

	2018	2017	2016
Gross realized gains	$112,272	$2,320,561	$4,403,724
Gross realized losses	(885)	(8,847)	(5,125)
Gains on Sale of Securities Transactions, net	$111,387	$2,311,714	$4,398,599

The following is a listing of our investments in securities at September 30, 2018:

Description	Series	Interest Rate/ Dividend	Number of Shares	Cost	Estimated Market Value
Equity Securities - Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	200,000	$4,807,782	$3,194,000
Cedar Realty Trust, Inc.	B	7.25%	5,789	135,893	143,277
Dynex Capital, Inc.	A	8.50%	10,000	250,000	254,400
iStar Financial, Inc.	D	8.00%	3,468	71,502	86,492
iStar Financial, Inc.	I	7.50%	41,383	872,236	1,005,603
UMH Properties, Inc. (1)	B	8.00%	100,000	2,500,000	2,625,700
Total Equity Securities - Preferred Stock				$8,637,413	$7,309,472

Description	Number of Shares	Cost	Estimated Market Value
Equity Securities - Common Stock:
CBL & Associates Properties, Inc.	4,000,000	$33,525,425	$15,960,000
Franklin Street Properties	700,000	6,418,791	5,593,000
Government Properties Income Trust	1,580,000	26,156,016	17,838,200
Industrial Logistics Property Trust	100,000	2,116,778	2,301,000
Kimco Realty Corporation	1,200,000	20,337,749	20,088,000
Pennsylvania Real Estate Investment Trust	200,000	1,993,302	1,892,000
Select Income REIT	800,000	17,394,728	17,552,000
Senior Housing Property Trust	900,000	15,463,221	15,804,000
VEREIT, Inc.	3,100,000	25,016,451	22,506,000
Washington Prime Group, Inc.	1,300,000	10,541,616	9,490,000
UMH Properties, Inc. (1)	1,188,220	12,060,637	18,583,765
Total Equity Securities - Common Stock		$171,024,714	$147,607,965

	Interest Rate/ Dividend	Number of Shares	Cost	Estimated Market Value
Modified Pass-Through Mortgage-Backed Securities:
Government National Mortgage Association (GNMA)	6.50%	500,000	$2,997	$3,108

Total Securities Available for Sale			$179,665,124	$154,920,545

(1) Investment is in a related company. See Note No. 11 for further discussion.

The following is a listing of our investments in securities at September 30, 2017:

Description	Series	Interest Rate/ Dividend	Number of Shares	Cost	Estimated Market Value
Equity Securities - Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	200,000	$4,807,782	$4,888,000
Cedar Realty Trust, Inc.	B	7.25%	13,153	308,759	332,508
Dynex Capital, Inc.	A	8.50%	10,000	250,000	252,500
Investors Real Estate Trust	B	7.95%	20,000	500,000	501,796
iStar Financial, Inc.	D	8.00%	3,468	71,502	87,744
iStar Financial, Inc.	E	7.875%	3,400	54,116	85,510
iStar Financial, Inc.	F	8.00%	20,000	429,846	503,200
iStar Financial, Inc.	I	7.50%	41,383	872,236	1,038,713
Pennsylvania Real Estate Investment Trust	A	8.25%	44,000	1,100,885	1,107,040
Summit Hotel Properties, Inc.	B	7.875%	10,000	250,000	255,617
UMH Properties, Inc. (1)	B	8.00%	100,000	2,500,000	2,766,000
Total Equity Securities - Preferred Stock				$11,145,126	$11,818,628

Description	Number of Shares	Cost	Estimated Market Value
Equity Securities - Common Stock:
CBL & Associates Properties, Inc.	2,700,000	$25,348,070	$22,653,000
Franklin Street Properties	250,000	2,511,460	2,655,000
Government Properties Income Trust	1,070,000	19,295,940	20,083,900
Pennsylvania Real Estate Investment Trust	100,000	1,028,213	1,049,000
Select Income REIT	620,000	13,907,816	14,520,400
Senior Housing Property Trust	700,000	12,325,801	13,685,000
VEREIT, Inc.	1,880,000	15,967,690	15,585,200
Washington Prime Group, Inc.	500,000	4,428,175	4,165,000
UMH Properties, Inc. (1)	1,128,315	11,231,851	17,545,306
Total Equity Securities - Common Stock		$106,045,016	$111,941,806

	Interest Rate/ Dividend	Number of Shares	Cost	Estimated Market Value
Modified Pass-Through Mortgage-Backed Securities:
Government National Mortgage Association (GNMA)	6.50%	500,000	$4,063	$4,336

Total Securities Available for Sale			$117,194,205	$123,764,770

(1) Investment is in a related company. See Note No. 11 for further discussion.

NOTE 7- MORTGAGE NOTES AND LOANS PAYABLE

Mortgage Notes Payable:

Mortgage Notes Payable represents the principal amounts outstanding as of September 30, 2018. Interest is payable on these mortgages at fixed rates ranging from 3.45% to 7.60%, with a weighted average interest rate of 4.07%. This compares to a weighted average interest rate of 4.18% as of September 30, 2017. As of September 30, 2018, the weighted average loan maturity of the Mortgage Notes Payable was 11.7 years. This compares to a weighted average loan maturity of the Mortgage Notes Payable of 11.6 years as of September 30, 2017.

As described in Note 3, during fiscal year ended September 30, 2018, we entered into seven mortgages in connection with the acquisitions of properties in Charleston, SC (FDX); Oklahoma City, OK; Savannah, GA; Daytona Beach, FL; Mobile, AL, Charleston, SC (FDX Ground) and Braselton (Atlanta), GA. These seven mortgages consisted of four 15 year fully-amortizing mortgage loans, two 14 year fully-amortizing mortgage loans and one 10 year loan amortizing over 18 years. These seven mortgage loans originally totaled $175,160,000, with an original weighted average mortgage loan maturity of 14.1 years and a weighted average interest rate of 3.91%.

During the fiscal year ended September 30, 2018, we fully repaid the mortgage loans for five of our properties located in Colorado Springs, CO; Richfield (Cleveland), OH; Tampa, FL; West Chester Twp. (Cincinnati), OH and Orlando, FL, totaling approximately $12,487,000.

During the fiscal year ended September 30, 2017, we fully repaid 16 mortgage loans associated with 15 of our properties located in Jacksonville, FL; El Paso, TX; Lebanon (Cincinnati), OH; Halfmoon (Albany), NY; Bedford Heights (Cleveland), OH; Hanahan (Charleston), SC; Elgin (Chicago), IL; Kansas City, MO; Chattanooga, TN; Roanoke, VA; Orion, MI; Edwardsville, KS; Punta Gorda, FL; Cheektowaga (Buffalo), NY and Cocoa, FL, totaling approximately $40,037,000.

The following is a summary of our Fixed Rate Mortgage Notes Payable as of September 30, 2018 and 2017:

	9/30/2018		9/30/2017
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$719,768,355	4.07%	$598,962,567	4.18%

Debt Issuance Costs	$11,715,985		$10,597,083
Accumulated Amortization of Debt Issuance Costs	(3,493,279)		(2,998,887)
Unamortized Debt Issuance Costs	$8,222,706		$7,598,196

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$711,545,649		$591,364,371

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

The following is a summary of our mortgage notes payable by property at September 30, 2018 and 2017:

Property		Fixed Rate	Maturity Date	Balance 9/30/18	Balance 9/30/17

Richfield, OH (Cleveland)	(1)	5.22%	01/01/18	$-0-	$2,724,856
Tampa, FL (FDX)	(1)	5.65%	04/01/18	-0-	3,654,913
West Chester Twp., OH (Cincinnati)	(1)	6.80%	06/01/18	-0-	1,820,753
Orlando, FL	(1)	6.56%	10/01/18	-0-	4,098,856
Tampa, FL (FDX Ground)		6.00%	03/01/19	5,144,319	5,910,953
Lebanon, TN (Nashville)		7.60%	07/10/19	7,217,469	7,446,653
Ft. Mill, SC (Charlotte, NC)		7.00%	10/10/19	724,766	1,346,845
Denver, CO		6.07%	11/01/19	414,049	746,617
Hanahan, SC (Charleston)(FDX Ground)		5.54%	01/21/20	465,749	773,234
Augusta, GA (FDX Ground)		5.54%	02/01/20	338,789	562,454
Huntsville, AL		5.50%	03/01/20	370,903	589,073
Colorado Springs, CO	(1)	5.41%	01/01/21	-0-	1,043,704
Topeka, KS		6.50%	08/10/21	860,364	1,119,836
Streetsboro, OH (Cleveland)		5.50%	11/01/21	9,300,481	9,887,817
Kansas City, MO		5.18%	12/01/21	6,633,001	6,799,803
Olive Branch, MS (Memphis, TN)(Anda Pharmaceuticals, Inc.)		4.80%	04/01/22	7,564,186	8,171,480
Waco, TX		4.75%	08/01/22	4,234,777	4,524,045
Houston, TX		6.88%	09/10/22	2,148,201	2,619,835
Tolleson, AZ (Phoenix)		3.95%	11/01/22	3,719,709	4,525,118
Edwardsville, KS (Kansas City)(International Paper)		3.45%	11/01/23	9,189,343	9,931,292
Spring, TX (Houston)		4.01%	12/01/23	7,924,865	8,537,878
Memphis, TN		4.50%	01/01/24	5,061,376	5,882,668
Oklahoma City, OK (FDX Ground)		4.35%	07/01/24	3,416,097	3,919,663
Indianapolis, IN		4.00%	09/01/24	10,437,151	11,381,906
Frankfort, KY (Lexington)		4.84%	12/15/24	16,639,132	17,560,855
Carrollton, TX (Dallas)		6.75%	02/01/25	6,455,552	7,233,486
Altoona, PA	(2)	4.00%	10/01/25	3,253,281	3,642,839
Green Bay, WI	(2)	4.00%	10/01/25	2,640,432	2,956,605
Stewartville, MN (Rochester)	(2)	4.00%	10/01/25	2,115,962	2,369,334
Carlstadt, NJ (New York, NY)		5.25%	05/15/26	1,580,181	1,743,353
Roanoke, VA (FDX Ground)		3.84%	07/01/26	4,395,246	4,867,194
Livonia, MI (Detroit)		4.45%	12/01/26	6,294,503	6,912,375
Oklahoma City, OK (Amazon)		3.64%	12/01/27	19,013,593	-0-
Olive Branch, MS (Memphis, TN)(Milwaukee Tool)		3.76%	10/01/28	21,722,567	23,461,936
Tulsa, OK		4.58%	11/01/28	1,685,288	1,812,575
Oklahoma City, OK (Bunzl)		4.13%	07/01/29	5,537,962	5,935,346
Lindale, TX (Tyler)		4.57%	11/01/29	5,638,258	6,016,758
Sauget, IL (St. Louis, MO)		4.40%	11/01/29	8,563,797	9,145,097
Jacksonville, FL (FDX Ground)		3.93%	12/01/29	16,243,754	17,370,102
Imperial, PA (Pittsburgh)		3.63%	04/01/30	11,199,661	11,963,800
Monroe, OH (Cincinnati)		3.77%	04/01/30	7,126,384	7,608,083
Greenwood, IN (Indianapolis)		3.91%	06/01/30	20,159,025	21,485,141
Ft. Worth, TX (Dallas)		3.56%	09/01/30	20,753,864	22,116,268
Concord, NC (Charlotte)		3.87%	12/01/30	17,813,451	18,928,835
Covington, LA (New Orleans)		4.08%	01/01/31	11,133,990	11,814,941
Burlington, WA (Seattle/Everett)		3.67%	05/01/31	17,757,364	18,839,050
Louisville, KY		3.74%	07/01/31	6,525,135	6,914,142
Colorado Springs, CO		3.90%	07/01/31	16,651,710	17,632,728
Davenport, FL (Orlando)		3.89%	09/01/31	23,702,918	25,077,642
Olathe, KS (Kansas City)		3.96%	09/01/31	19,956,867	21,108,249
Hamburg, NY (Buffalo)		4.03%	11/01/31	21,328,714	22,532,881
Ft. Myers, FL (FDX Ground)		3.97%	01/01/32	13,280,803	14,021,964
Savannah, GA		3.53%	02/01/32	32,215,696	-0-
Walker, MI (Grand Rapids)		3.86%	05/01/32	19,468,554	20,530,135
Mesquite, TX (Dallas)		3.60%	07/01/32	30,928,224	32,623,355

Property	Fixed Rate	Maturity Date	Balance 9/30/18	Balance 9/30/17
Aiken, SC (Augusta, GA)	4.20%	07/01/32	$14,471,117	$15,227,062
Homestead, FL (Miami)	3.60%	07/01/32	23,313,676	24,591,465
Mobile, AL	4.14%	07/01/32	18,832,395	-0-
Concord, NC (Charlotte)	3.80%	09/01/32	24,863,355	26,184,000
Kenton, OH	4.45%	10/01/32	11,473,387	12,000,000
Stow, OH	4.17%	10/01/32	12,130,343	12,700,000
Charleston, SC (FDX)	4.23%	12/01/32	13,683,131	-0-
Daytona Beach, FL	4.25%	05/31/33	19,187,819	-0-
Charleston, SC (FDX Ground)	3.82%	09/01/33	29,860,000	-0-
Braselton, GA (Atlanta)	4.02%	10/01/33	39,700,000	-0-
Buckner, KY (Louisville)	4.17%	11/01/33	15,305,669	16,014,719
Total Mortgage Notes Payable			$719,768,355	$598,962,567

(1)	Loan was prepaid in full during fiscal 2018.
(2)	One loan is secured by Altoona, PA, Green Bay, WI and Stewartville (Rochester), MN.

Principal on the foregoing debt at September 30, 2018 is scheduled to be paid as follows:

Year Ending September 30, 2019	$60,151,223
2020	48,605,542
2021	50,098,257
2022	72,031,353
2023	50,522,349
Thereafter	438,359,631
$719,768,355

The above table does not include a 15 year, fully-amortizing mortgage loan of $55,000,000 at a fixed interest rate of 4.13%, which was obtained subsequent to the 2018 fiscal yearend in connection with the purchase of a property for approximately $85,248,000.

Loans Payable:

BMO Capital Markets

On August 27, 2015, we obtained an unsecured revolving line of credit (the “Facility”). The Facility is syndicated with three banks led by BMO, as sole lead arranger and sole book runner, Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (J.P. Morgan) and RBC Capital Markets (RBC) as co-syndication agents. The Facility provided for up to $130,000,000 in available borrowings with a $70,000,000 accordion feature, bringing the total potential availability up to $200,000,000, subject to certain conditions. The Facility was set to mature in August 2019 and had a one-year extension option, at our option. On September 30, 2016, we entered into an amendment to the Facility (the Amendment), pursuant to which we exercised the $70,000,000 accordion feature under the Facility, bringing the maximum availability under the Facility to $200,000,000, and amended the Facility to provide an additional $100,000,000 accordion feature, bringing the total potential availability up to $300,000,000, subject to certain conditions, including, without limitation, obtaining commitments from additional lenders. In addition, the Amendment extended the maturity date of the Facility from August 27, 2019 to September 30, 2020, with a one-year extension option, at our option, subject to certain conditions. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Effective, March 22, 2018, the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 7.0% to 6.5%, thus increasing the value of the borrowing base properties under the terms of the agreement. Borrowings under the Facility, will, at our election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on our leverage ratio. Based on our leverage ratios as of September 30, 2018 and 2017, our borrowings bore interest at LIBOR plus 170 basis points, which was at an interest rate of 3.90% and 2.94% as of September 30, 2018 and 2017, respectively. As of September 30, 2018 and 2017, $160,000,000 and $110,000,000, respectively, was drawn down under the Facility. Subsequent to fiscal yearend, on October 9, 2018, we paid down $50,000,000 on the Facility which reduced our amount outstanding to $110,000,000.

Margin Loans

From time to time we use a margin loan for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. This loan is due on demand and is collateralized by our securities portfolio. We must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and was 2.75% and 2.05% as of September 30, 2018 and 2017, respectively. At September 30, 2018 and 2017, there was $26,608,676 and $10,091,417 outstanding on the margin loan, respectively. Subsequent to fiscal yearend, on October 9, 2018, we paid off the margin loan.

For the three fiscal years ended September 30, 2018, amortization of financing costs included in interest expense was $1,220,983, $1,234,259 and $1,116,238, respectively.

NOTE 8 - OTHER LIABILITIES

Other liabilities consist of the following as of September 30th:

	9/30/18	9/30/17
Rent paid in advance	$9,400,909	$9,108,097
Unearned reimbursement revenue	5,814,937	3,996,340
Tenant security deposits	715,177	582,170
Other	495,599	578,911
Total	$16,426,622	$14,265,518

NOTE 9 - STOCK COMPENSATION PLAN

At our Annual Meeting held on May 18, 2017, our common shareholders approved our Amended and Restated 2007 Incentive Award Plan (the Plan) which extended the term of our 2007 Incentive Award Plan for an additional 10 years, until March 13, 2027, added 1,600,000 shares of common stock to the share reserve, expanded the types of awards available for grant under the Plan and made other improvements to the 2007 Plan.

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

No participant may receive awards during any calendar year covering more than 200,000 shares of common stock or more than $1,500,000 in cash. Regular annual awards granted to non-employee directors as compensation for services as non-employee directors during any fiscal year may not exceed $100,000 in value on the date of grant, and the grant date value of any special or one-time award upon election or appointment to the Board of Directors may not exceed $200,000.

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

We account for our stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).

Stock Options

During fiscal 2018, one employee was granted options to purchase 65,000 shares. During fiscal 2017, eleven employees were granted options to purchase 280,000 shares. During fiscal 2016, one employee was granted options to purchase 65,000 shares. The fair value of these options that were issued during the fiscal years 2018, 2017 and 2016 was $119,600, $416,400, and $48,100. The value of these options was determined based on the assumptions below and is being amortized over a one-year vesting period. For the fiscal years ended September 30, 2018, 2017 and 2016, amounts charged to compensation expense related to stock options totaled $167,799, $350,364 and $51,334, respectively. The remaining unamortized stock option expense was $29,900 as of September 30, 2018 which will be expensed in fiscal 2019.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2018, 2017 and 2016:

	2018	2017	2016

Dividend yield	3.82%	4.44%	6.17%
Expected volatility	16.45%	18.84%	20.20%
Risk-free interest rate	2.37%	2.26%	2.09%
Expected lives (years)	8	8	8
Estimated forfeitures	-0-	-0-	-0-

A summary of the status of our stock option plan as of September 30, 2018, 2017 and 2016 is as follows:

		2018		2017		2016
	2018 Shares	Weighted Average Exercise Price	2017 Shares	Weighted Average Exercise Price	2016 Shares	Weighted Average Exercise Price

Outstanding at beginning of year	670,000	$11.75	455,000	$9.46	635,000	$8.68
Granted	65,000	17.80	280,000	14.43	65,000	10.37
Exercised	(40,000)	14.24	(65,000)	7.22	(245,000)	7.69
Expired/Forfeited	-0-	-0-	-0-	-0-	-0-	-0-
Outstanding at end of year	695,000	12.17	670,000	11.75	455,000	9.46

Exercisable at end of year	630,000		390,000		390,000

Weighted-average fair value of options granted during the year		$1.84		$1.49		$0.74

The following is a summary of stock options outstanding as of September 30, 2018:

Date of Grant	Number of Grants	Number of Shares	Option Price	Expiration Date

01/03/11	1	65,000	$8.72	01/03/19
01/03/12	1	65,000	9.33	01/03/20
01/03/13	1	65,000	10.46	01/03/21
01/03/14	1	65,000	8.94	01/03/22
01/05/15	1	65,000	11.16	01/05/23
01/05/16	1	65,000	10.37	01/05/24
12/09/16	8	175,000	14.24	12/09/24
01/04/17	1	65,000	15.04	01/04/25
01/03/18	1	65,000	17.80	01/03/26
		695,000

The aggregate intrinsic value of options outstanding as of September 30, 2018, 2017 and 2016 was $3,230,300, $2,974,400 and $2,189,850, respectively. The intrinsic value of options exercised in fiscal years 2018, 2017 and 2016 was $141,304, $585,650, and $884,350, respectively. The weighted-average remaining contractual term of the above options was 4.3, 5.1 and 4.2 years as of September 30, 2018, 2017 and 2016, respectively.

Unrestricted Stock

Effective September 12, 2017, a portion of our quarterly directors’ fee was paid with our unrestricted common stock. During fiscal 2018, 3,670 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $16.10 per share. During fiscal 2017, 836 unrestricted shares of common stock were granted with a fair value on the grant date of $15.92 per share.

Restricted Stock

In October 2017, we awarded 12,500 shares of restricted stock to one participant under our Plan. In September 2017, we awarded 11,000 shares of restricted stock to eleven participants under our Plan. In September 2016, we awarded 40,000 shares of restricted stock to one participant under our Plan. The grant date fair value of restricted stock grants awarded to participants was $205,875, $175,120 and $545,600 in fiscal 2018, 2017 and 2016, respectively. These grants vest in equal installments over five years. As of September 30, 2018, there remained a total of $484,543 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the Plan and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 3.1 years. For the fiscal years ended September 30, 2018, 2017 and 2016, amounts charged to compensation expense related to restricted stock grants totaled $207,008, $261,033 and $875,131, respectively.

A summary of the status of our non-vested restricted stock awards as of September 30, 2018, 2017 and 2016 are presented below:

		2018		2017		2016
	2018 Shares	Weighted-Average Grant Date Fair Value	2017 Shares	Weighted-Average Grant Date Fair Value	2016 Shares	Weighted-Average Grant Date Fair Value

Non-vested at beginning of year	89,714	$12.15	117,897	$11.35	123,496	$10.08
Granted	12,500	16.47	11,000	15.92	40,000	13.64
Dividend Reinvested Shares	4,406	15.42	5,103	13.99	6,771	11.08
Vested	(29,084)	(16.99)	(44,286)	(15.74)	(49,136)	(10.06)
Forfeited	-0-	-0-	-0-	-0-	(3,234)	(11.38)
Non-vested at end of year	77,536	$13.18	89,714	$12.15	117,897	$11.35

As of September 30, 2018, there were 1,671,872 shares available for grant under the Plan.

NOTE 10 - INCOME FROM LEASES

We derive income primarily from operating leases on our commercial properties. In general, these leases are written for periods up to 10 years or more with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. As of September 30, 2018, we had a weighted average lease maturity of 8.1 years and our average annualized rent per occupied square foot was $6.01. Approximate minimum base rents due under non-cancellable leases as of September 30, 2018 are scheduled as follows:

Fiscal Year	Amount
2019	$122,292,000
2020	120,007,000
2021	118,094,000
2022	111,474,000
2023	106,679,000
thereafter	499,883,000
Total	$1,078,429,000

NOTE 11 - RELATED PARTY TRANSACTIONS

Five of our 13 directors are also directors and shareholders of UMH. We hold common and preferred stock of UMH in our securities portfolio. See Note 6 for current holdings. During fiscal 2018, we made total purchases of 59,905 common shares of UMH for a total cost of $828,787, or a weighted average cost of $13.84 per share, which were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. During fiscal 2018, UMH made total purchases of 101,304 of our common shares through our DRIP for a total cost of $1,566,624, or a weighted average cost of $15.46 per share.

As of September 30, 2018, we had fourteen full-time employees and one part-time employee. Our Chairman of the Board is also the Chairman of the Board of UMH. Other than our Chairman of the Board, we do not share any employees with UMH.

Effective January 12, 2015, we entered into a seven-year lease agreement to occupy 5,680 square feet for our current corporate office space. Rent for our current corporate office space is at an annual rate of $99,400 or $17.50 per square foot for years one through five and an annual rate of $100,820 or $17.75 per square foot for years six and seven. We are also responsible for our proportionate share of real estate taxes and common area maintenance. Mr. Eugene W. Landy, the Founder and Chairman of the Board, owns a 24% interest in the entity that is the landlord of the property where our corporate office space is located. We believe that the aforesaid rent is no more than what we would pay for comparable space elsewhere.

Daniel D. Cronheim is one of our directors and is also an Executive Vice President of David Cronheim Company (Cronheim) and Cronheim Management Services, Inc. (CMSI). Daniel Cronheim received $73,323, $75,880 and $49,500 for director’s fees in fiscal 2018, 2017 and 2016, respectively. We have not paid any fees to The David Cronheim Mortgage Corporation, an affiliated company of CMSI, over the last three fiscal years.

NOTE 12 - TAXES

Income Tax

We have elected to be taxed as a REIT under the applicable provisions of the Code under Sections 856 to 860 and the comparable New Jersey Statutes. Under such provisions, we will not be taxed on that portion of our taxable income distributed currently to shareholders, provided that at least 90% of our taxable income is distributed. As we have and intend to continue to distribute all of our income, currently no provision has been made for income taxes. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes.

Federal Excise Tax

We do not have a Federal excise tax liability for the calendar years 2018, 2017 and 2016, since we intend to or have distributed all of our annual Federal taxable net income.

Reconciliation Between U.S. GAAP Net Income and Taxable Income

The following table reconciles Net Income Attributable to common shares to taxable income for the years ended September 30, 2018, 2017 and 2016:

	2018 Estimated (unaudited)	2017 Actual	2016 Actual
Net income attributable to common shareholders	$38,815,344	$22,942,234	$20,531,888
Book / tax difference on gains realized from capital transactions	(7,596,653)	(2,311,714)	(4,398,599)
Stock compensation expense	433,895	624,706	926,465
Deferred compensation	-0-	-0-	-0-
Other book / tax differences, net	(1,038,925)	(1,596,068)	1,298,104
Taxable income before adjustments	30,613,661	19,659,158	18,357,858
Add: capital gains	7,996,653	566,903	3,643,569
Estimated taxable income subject to 90% dividend requirement	$38,610,314	$20,226,061	$22,001,427

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended September 30, 2018, 2017 and 2016:

	2018
	Estimated (unaudited)	2017 Actual	2016 Actual
Cash dividends paid	$53,586,063	$46,289,248	$42,034,183
Less: Portion designated capital gains distribution	(7,996,653)	(566,903)	(3,643,569)
Less: Return of capital	(14,975,748)	(7,361,734)	(7,828,595)
Estimated dividends paid deduction	$30,613,662	$38,360,611	$30,562,019

NOTE 13 - SHAREHOLDERS’ EQUITY

Common Stock

We have implemented a Dividend Reinvestment and Stock Purchase Plan (the DRIP) effective December 15, 1987. Under the terms of the DRIP, as subsequently amended, shareholders who participate may reinvest all or part of their dividends in additional shares at a discounted price (approximately 95% of market value) directly from us, from authorized but unissued shares of our common stock. Shareholders may also purchase additional shares through the DRIP by making optional cash payments monthly.

Amounts received in connection with the DRIP and shares issued in connection with the DRIP for the fiscal years ended September 30, 2018, 2017 and 2016 were as follows:

	2018	2017	2016

Amounts received	$90,028,789	$91,931,831	$72,175,797
Less: Dividend reinvestments	12,928,356	10,125,894	8,369,146
Amounts received, net	$77,100,433	$81,805,937	$63,806,651

Number of Shares Issued	5,816,443	6,632,713	6,515,750

The following cash distributions were paid to common shareholders during the years ended September 30, 2018, 2017 and 2016:

	2018		2017		2016
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share
December 31	$13,016,721	$0.17	$11,184,399	$0.16	$10,083,160	$0.16
March 31	13,302,878	0.17	11,428,917	0.16	10,384,295	0.16
June 30	13,522,569	0.17	11,697,727	0.16	10,647,332	0.16
September 30	13,743,895	0.17	11,978,205	0.16	10,919,396	0.16
	$53,586,063	$0.68	$46,289,248	$0.64	$42,034,183	$0.64

On October 1, 2015, our Board of Directors approved a 6.7% increase in our quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. This represented an annualized dividend rate of $0.64 per share. On October 2, 2017, our Board of Directors approved a 6.3% increase in our quarterly common stock dividend, raising it to $0.17 per share from $0.16 per share. This represents an annualized dividend rate of $0.68 per share. These two dividend raises represent a total increase of 13%. We have maintained or increased our common stock cash dividend for 27 consecutive years. On October 1, 2018, our Board of Directors approved a cash dividend of $0.17 per share, to be paid on December 17, 2018, to shareholders of record at the close of business on November 15, 2018. This represents an annualized dividend rate of $0.68 per share.

Subsequent to fiscal year end, in October 2018, we completed a public offering of 9,200,000 shares of our Common Stock (including the underwriters’ option to purchase 1,200,000 additional shares) at a price of $15.00 per share, before underwriting discounts. We received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of approximately $132,339,000.

Preferred Stock

7.625% Series A Cumulative Redeemable Preferred Stock

On September 14, 2016, we announced that we intended to redeem all 2,139,750 issued and outstanding shares of our 7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (7.625% Series A Preferred Stock). We redeemed all of the 7.625% Series A Preferred Stock on October 14, 2016 at a redemption price of $25.00 per share, plus all dividends accrued and unpaid to and including the redemption date, in an amount equal to $0.23299 per share. As of September 30, 2016, the outstanding 7.625% Series A Preferred Stock was reclassified out of stockholder’s equity and was reflected as a liability at redemption value and we recognized a deemed dividend of $2,942,149 on the Consolidated Statement of Income for the fiscal year ended September 30, 2016, which represents the difference between redemption value and carrying value net of original deferred issuance costs.

Prior to its redemption, the annual dividend of the 7.625% Series A Preferred Stock was $1.90625 per share, or 7.625%, of the $25.00 per share liquidation value and was payable quarterly in arrears on March 15, June 15, September 15, and December 15.

Our Board of Directors has authorized and we have paid the following dividends on the 7.625% Series A Preferred Stock for the fiscal years ended September 30, 2017 and 2016:

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

7.875% Series B Cumulative Redeemable Preferred Stock

On May 5, 2017, we announced that we intended to redeem all 2,300,000 issued and outstanding shares of our 7.875% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (7.875% Series B Preferred Stock). We redeemed all of the outstanding shares of the 7.875% Series B Preferred Stock on June 7, 2017, at a redemption price of $25.00 per share, totaling $57,500,000, plus accumulated and unpaid dividends for the period from June 1, 2017 up to and not including, the redemption date, in an amount equal to $0.0328125, totaling $75,469, for a total cash payment of $25.0328125 per share, totaling $57,575,469. We recognized a deemed dividend of $2,467,165 on the Consolidated Statement of Income for the fiscal year ended September 30, 2017, which represents the difference between redemption value and carrying value net of original deferred issuance costs.

Prior to its redemption, the annual dividend of the 7.875% Series B Preferred Stock was $1.96875 per share, or 7.875%, of the $25.00 per share liquidation value and was payable quarterly in arrears on March 15, June 15, September 15, and December 15.

Our Board of Directors has authorized and we have paid the following dividends on the Series B Preferred Stock for the fiscal years ended September 30, 2017 and 2016:

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

6.125% Series C Cumulative Redeemable Preferred Stock

On September 13, 2016, we issued 5,400,000 shares of 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), at an offering price of $25.00 per share in an underwritten public offering. We received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $130,543,000. On September 15, 2016, we used $45,000,000 of such net proceeds from the offering to reduce the amounts outstanding under our Facility and on October 14, 2016, and as discussed above, we used $53,493,750 of such net proceeds from the offering to redeem all of the 2,139,750 issued and outstanding shares of our 7.625% Series A Preferred Stock. In addition, on October 14, 2016, we used $498,540 of such net proceeds from the offering to pay all dividends, accrued and unpaid, up to and including the redemption date of the 7.625% Series A Preferred Stock.

On March 9, 2017, we issued an additional 3,000,000 shares of our 6.125% Series C Preferred Stock, liquidation preference of $25.00 per share, at a public offering price of $24.50 per share, for gross proceeds of $73,500,000 before deducting the underwriting discount and offering expenses. Net proceeds from the offering, after deducting underwriting discounts and other offering expenses were approximately $71,003,000. As discussed above, we used the net proceeds from this offering to redeem all of the outstanding shares of our 7.875% Series B Preferred Stock. In addition, we used $75,469 of such net proceeds from the offering to pay all dividends, accrued and unpaid, up to and not including the redemption date of the 7.875% Series B Preferred Stock.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share, or our 6.125% Series C preferred stock, having an aggregate sales price of up to $100,000,000. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125,000,000 of our 6.125% Series C preferred stock. Sales of shares of our 6.125% Series C preferred stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C preferred stock or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through September 30, 2018, we sold 3,088,001 shares under these programs at a weighted average price of $25.06 per share, and generated net proceeds, after offering expenses, of approximately $75,828,000, of which 1,648,556 shares were sold during the fiscal year ended 2018 at a weighted average price of $24.84 per share, and generated net proceeds, after offering expenses, of approximately $40,094,000. As of September 30, 2018, there is approximately $119,096,000 remaining that may be sold under the Preferred Stock ATM Program.

As of September 30, 2018, 11,488,001 shares of the 6.125% Series C Preferred Stock were issued and outstanding.

We have been and we intend to continue to use the proceeds raised through the Preferred Stock ATM Program to purchase properties and fund expansions of our existing properties in the ordinary course of business and for general corporate purposes.

Our Board of Directors has authorized and we have paid the following dividends on our 6.125% Series C Preferred Stock for the fiscal years ended September 30, 2018 and 2017:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/2/17	11/15/17	12/15/17	$4,080,685	$0.3828125
1/16/18	2/15/18	3/15/18	4,220,657	0.3828125
4/2/18	5/15/18	6/15/18	4,247,507	0.3828125
7/2/18	8/15/18	9/17/18	4,327,683	0.3828125
			$16,876,532	$1.53125

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/3/16	11/15/16	12/15/16	$1,791,563	$0.3317708
1/17/17	2/15/17	3/15/17	2,067,190	0.3828125
4/4/17	5/15/17	6/15/17	3,215,629	0.3828125
7/3/17	8/15/17	9/15/17	3,455,985	0.3828125
			$10,530,367	$1.4802083

The annual dividend of the 6.125% Series C Preferred Stock is $1.53125 per share, or 6.125% of the $25.00 per share liquidation value and is payable quarterly in arrears on March 15, June 15, September 15, and December 15. The 6.125% Series C Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to our qualification as a REIT, and as described below, the 6.125% Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time and, from time to time, the 6.125% Series C Preferred Stock will be redeemable in whole, or in part, at our option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

Upon the occurrence of a Delisting Event, as defined in the Articles Supplementary (Series C Articles Supplementary) classifying and designating the 6.125% Series C Preferred Stock, we may, at our option and subject to certain conditions, redeem the 6.125% Series C Preferred Stock, in whole or in part, within 90 days after the Delisting Event, for a cash redemption price per share of 6.125% Series C Preferred Stock equal to $25.00 plus any accumulated and unpaid dividends thereon (whether or not declared), to, but not including, the redemption date.

Upon the occurrence of a Change of Control, as defined in the Series C Articles Supplementary, we may, at our option and subject to certain conditions, redeem the 6.125% Series C Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred, for a cash redemption price per share of 6.125% Series C Preferred Stock equal to $25.00 plus any accumulated and unpaid dividends thereon (whether or not declared) to, but not including, the redemption date.

On October 1, 2018, our Board of Directors declared a quarterly dividend for the period September 1, 2018 through November 30, 2018, of $0.3828125 per share to be paid December 17, 2018 to shareholders of record as of the close of business on November 15, 2018.

Repurchase of Stock

On January 16, 2018, the Board of Directors reaffirmed our Share Repurchase Program (Repurchase Program) that authorizes us to purchase up to $10,000,000 in the aggregate of our common stock. The Repurchase Program was originally created on March 3, 2009 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require us to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at our discretion without prior notice. We did not reacquire any of our shares of Common Stock during the fiscal year ended September 30, 2018, nor do we possess any reacquired shares of Common Stock as of September 30, 2018. The maximum dollar value that may be purchased under the Repurchase Program as of September 30, 2018 is $10,000,000.

NOTE 14 - FAIR VALUE MEASUREMENTS

We follow ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. Our financial assets consist mainly of marketable REIT securities. The fair value of these certain financial assets was determined using the following inputs at September 30, 2018 and 2017:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018:
Securities available for sale	$154,920,545	$154,920,545	$-0-	$-0-
September 30, 2017:
Securities available for sale	$123,764,770	$123,764,770	$-0-	$-0-

In addition to our investments in Securities Available for Sale at Fair Value, we are required to disclose certain information about fair values of our other financial instruments. Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. For a portion of our other financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside of our control). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties; future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model. The use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to us for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At September 30, 2018, the fixed rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $706,745,000 and the carrying value amounted to $719,768,355. When we acquired a property, prior to April 1, 2017, that was accounted for as a business combination, it was required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements were estimated based on independent third-party appraisals and fell within level 3 of the fair value hierarchy.

NOTE 15 - CASH FLOW

During fiscal years 2018, 2017 and 2016, we paid cash for interest of $31,335,763, $24,290,811 and $21,967,741, respectively.

During fiscal years 2018, 2017 and 2016, we had $12,928,356, $10,125,894 and $8,369,146, respectively, of dividends which were reinvested that required no cash transfers.

NOTE 16 – CONTINGENCIES, COMMITMENTS AND LEGAL MATTERS

From time to time, we can be subject to claims and litigation in the ordinary course of business. We do not believe that any such claim or litigation will have a material adverse effect on our consolidated balance sheet or results of operations.

In addition to the property purchased subsequent to our fiscal yearend, as described in Note 17, we have entered into agreements to purchase two new build-to-suit, industrial buildings that are currently being developed in Georgia and North Carolina, consisting of approximately 398,000 square feet, with net-leased terms ranging from 10 to 15 years, with a weighted average lease term of 13.4 years.  The purchase price for these properties is approximately $68,747,000 and both are leased to FedEx Ground Package System, Inc.  Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions during the first quarter of fiscal 2019 and fiscal 2020.  In connection with one of these properties, we have entered into a commitment to obtain a 15 year, fully-amortizing mortgage loan of $17,500,000 with a fixed interest rate of 4.40%.

We currently have one 154,800 square foot property expansion in progress at our property located in Monroe, OH which is expected to be completed in fiscal year 2019 for a total project cost of approximately $9,072,000. The expansion will result in a new 15 year lease which will extend the prior lease expiration date from February 2030 to January 2034. In addition, the expansion will result in an increase in initial annual rent effective from the date of completion by approximately $862,000 from approximately $961,000, or $4.14 per square foot, to approximately $1,823,000, or $4.71 per square foot. In addition, the annual rent will increase 2% per annum.

NOTE 17 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

Subsequent to fiscal yearend, in October 2018, we completed a public offering of 9,200,000 shares of our Common Stock (including the underwriters’ option to purchase 1,200,000 additional shares) at a price of $15.00 per share, before underwriting discounts. We received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of approximately $132,339,000.

Subsequent to fiscal yearend, on October 19, 2018, we purchased a newly constructed 347,145 square foot industrial building, situated on 62.0 acres, located in Trenton, NJ. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through June 2032. The purchase price was $85,248,352. We obtained a 15 year, fully-amortizing mortgage loan of $55,000,000 at a fixed interest rate of 4.13%. Annual rental revenue over the remaining term of the lease averages approximately $5,328,000.

The industrial property purchased thus far during fiscal 2019 increased our current total leasable square feet to approximately 21,521,000.

Subsequent to fiscal yearend, on October 9, 2018, we paid down $50,000,000 on the Facility which reduced our amount outstanding to $110,000,000.

Subsequent to fiscal yearend, on October 9, 2018, we paid off the margin loan.

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

FISCAL 2018	12/31/17	3/31/18	6/30/18	9/30/18

Rental and Reimbursement Revenue	$32,741,822	$33,621,508	$36,197,825	$36,600,694
Lease Termination Income	210,261	-0-	-0-	-0-
Total Expenses	16,267,991	16,920,664	19,073,092	19,471,976
Other Income (Expense)	(4,441,577)	(5,055,841)	(4,651,340)	(4,969,095)
Income from Continuing Operations	12,242,515	11,645,003	12,473,393	12,159,623
Income from Continuing Operations per diluted share	$0.16	$0.15	$0.16	$0.15
Gain on Sale of Real Estate Investment	5,387,886	-0-	2,097,380	-0-
Net Income	17,630,401	11,645,003	14,570,773	12,159,623
Net Income per diluted share	$0.23	$0.15	$0.18	$0.15
Net Income Attributable to Common Shareholders	13,313,455	7,396,784	10,322,744	7,782,361
Net Income Attributable to Common Shareholders per diluted share	$0.17	$0.10	$0.13	$0.10

FISCAL 2017	12/31/16	3/31/17	6/30/17	9/30/17

Rental and Reimbursement Revenue	$27,891,442	$28,018,022	$29,318,927	$31,156,914
Total Expenses	13,972,561	14,495,329	14,840,339	16,294,148
Other Income (Expense)	(4,064,960)	(5,098,082)	(2,748,225)	(4,600,576)
Income from Continuing Operations	9,853,921	8,424,611	11,730,363	10,262,190
Income from Continuing Operations per diluted share	$0.14	$0.12	$0.16	$0.14
Net Income	9,853,921	8,424,611	11,730,363	10,262,190
Net Income per diluted share	$0.14	$0.12	$0.16	$0.14
Net Income Attributable to Common Shareholders	6,156,161	4,842,575	5,217,411	6,726,087
Net Income Attributable to Common Shareholders per diluted share	$0.09	$0.07	$0.07	$0.09

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2018

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Industrial Buildings
Monaca (Pittsburgh), PA	$-0-	$401,716	$878,081	$6,630,869
Ridgeland (Jackson), MS	-0-	218,000	1,233,500	433,754
Urbandale (Des Moines), IA	-0-	310,000	1,758,000	455,644
Richland (Jackson), MS	-0-	211,000	1,195,000	494,691
O’Fallon (St. Louis), MO	-0-	264,000	3,302,000	679,913
Fayetteville, NC	-0-	172,000	4,467,885	811,744
Schaumburg (Chicago), IL	-0-	1,039,800	3,694,320	443,820
Burr Ridge (Chicago), IL	-0-	270,000	1,236,599	186,302
Romulus (Detroit), MI	-0-	531,000	3,653,883	547,788
Liberty (Kansas City), MO	-0-	723,000	6,498,324	176,557
Omaha, NE	-0-	1,170,000	4,425,500	349,191
Charlottesville, VA	-0-	1,170,000	2,845,000	440,702
Jacksonville, FL (FDX)	-0-	1,165,000	4,668,080	563,878
West Chester Twp. (Cincinnati), OH	-0-	695,000	3,342,000	1,696,686
Mechanicsville (Richmond), VA	-0-	1,160,000	6,413,305	219,090
St. Joseph, MO	-0-	800,000	11,753,964	809,684
Newington (Hartford), CT	-0-	410,000	2,961,000	123,108
Cudahy (Milwaukee), WI	-0-	980,000	5,050,997	3,735,364
Beltsville (Washington, DC), MD	-0-	3,200,000	5,958,773	5,353,582
Carlstadt (New York, NY), NJ	1,580,181	1,194,000	3,645,501	102,901
Granite City (St. Louis, MO), IL	-0-	340,000	12,046,675	311,173
Winston-Salem, NC	-0-	980,000	5,610,000	656,326
Elgin (Chicago), IL	-0-	1,280,000	5,529,488	167,954
Cheektowaga (Buffalo), NY	-0-	4,796,765	3,883,971	2,280,087
Tolleson (Phoenix), AZ	3,719,709	1,316,075	13,329,000	2,179,151
Edwardsville (Kansas City), KS (Carlisle Tire)	-0-	1,185,000	5,815,148	232,838
Wheeling (Chicago), IL	-0-	5,112,120	9,186,606	4,683,748
Richmond, VA	-0-	446,000	3,910,500	411,809
Tampa, FL (FDX Ground)	5,144,319	5,000,000	12,660,003	2,041,572
Montgomery (Chicago), IL	-0-	2,000,000	9,225,683	77,634
Denver, CO	414,049	1,150,000	3,890,300	1,313,751
Hanahan (Charleston), SC (SAIC)	-0-	1,129,000	11,831,321	449,781
Hanahan (Charleston), SC (FDX Ground)	465,749	930,000	3,426,362	3,258,291
Augusta, GA (FDX Ground)	338,789	614,406	3,026,409	1,722,490
Tampa, FL (Tampa Bay Grand Prix)	-0-	1,867,000	3,684,794	126,188
Huntsville, AL	370,903	748,115	2,724,418	3,189,278
Augusta, GA (FDX)	-0-	380,000	1,400,943	196,836
Lakeland, FL	-0-	261,000	1,621,163	161,063
El Paso, TX	-0-	3,225,195	4,514,427	4,691,570
Richfield (Cleveland), OH	-0-	2,676,848	7,197,945	6,572,385
Tampa, FL (FDX)	-0-	2,830,000	4,704,531	322,589
Griffin (Atlanta), GA	-0-	760,000	13,692,115	481,568
Roanoke, VA (CHEP USA)	-0-	1,853,000	4,817,298	793,374
Orion, MI	-0-	4,649,971	13,053,289	5,186,864
Chattanooga, TN	-0-	300,000	4,464,711	373,829
Bedford Heights (Cleveland), OH	-0-	990,000	4,893,912	1,035,924
Punta Gorda, FL	-0-	-0-	4,104,915	28,595
Cocoa, FL	-0-	1,881,316	8,623,564	3,622,569
Orlando, FL	-0-	2,200,000	6,133,800	440,724
Topeka, KS	860,364	-0-	3,679,843	-0-
Memphis, TN	5,061,376	1,234,987	13,380,000	-0-
Houston, TX	2,148,201	1,661,120	6,320,000	182,158
Carrollton (Dallas), TX	6,455,552	1,500,000	16,240,000	79,203
Ft. Mill (Charlotte, NC), SC	724,766	1,746,822	10,045,000	5,282,214
Lebanon (Nashville), TN	7,217,469	2,230,000	11,985,126	-0-
Rockford, IL (Sherwin-Williams Co.)	-0-	1,100,000	4,440,000	11,227
Edinburg, TX	-0-	1,000,000	6,414,000	4,625,014

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2018

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Streetsboro (Cleveland), OH	$9,300,481	$1,760,000	$17,840,000	$-0-
Corpus Christi, TX	-0-	-0-	4,764,500	43,830
Halfmoon (Albany), NY	-0-	1,190,000	4,335,600	-0-
Lebanon (Cincinnati), OH	-0-	240,000	4,176,000	36,425
Olive Branch (Memphis, TN), MS (Anda)	7,564,186	800,000	13,750,000	-0-
Oklahoma City, OK (FDX Ground)	3,416,097	1,410,000	8,043,000	3,131,462
Waco, TX	4,234,777	1,350,000	7,383,000	3,818,368
Livonia (Detroit), MI	6,294,503	320,000	13,380,000	62,030
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	21,722,567	2,550,000	24,818,816	9,546,101
Roanoke, VA (FDX Ground)	4,395,246	1,740,000	8,460,000	-0-
Green Bay, WI	2,640,432	590,000	5,980,000	-0-
Stewartville (Rochester), MN	2,115,962	900,000	4,320,000	-0-
Tulsa, OK	1,685,288	790,000	2,910,000	48,031
Buckner (Louisville), KY	15,305,669	2,280,000	24,353,125	174,727
Edwardsville (Kansas City), KS (International Paper)	9,189,343	2,750,000	15,335,492	208,616
Altoona, PA	3,253,281	1,200,000	7,790,000	32,966
Spring (Houston), TX	7,924,865	1,890,000	13,391,318	4,013,078
Indianapolis, IN	10,437,151	3,745,572	20,446,000	1,312,510
Sauget (St. Louis, MO), IL	8,563,797	1,890,000	13,310,000	4,950
Lindale (Tyler), TX	5,638,258	540,000	9,390,000	35,550
Kansas City, MO	6,633,001	1,000,000	8,600,000	380,250
Frankfort (Lexington), KY	16,639,132	1,850,000	26,150,000	-0-
Jacksonville, FL (FDX Ground)	16,243,754	6,000,000	24,645,954	89,748
Monroe (Cincinnati), OH	7,126,384	1,800,000	11,137,000	4,587,760
Greenwood (Indianapolis), IN	20,159,025	2,250,000	35,234,574	27,497
Ft. Worth (Dallas), TX	20,753,864	8,200,000	27,100,832	-0-
Cincinnati, OH	-0-	800,000	5,950,000	-0-
Rockford, IL (Collins Aerospace Systems)	-0-	480,000	4,620,000	-0-
Concord (Charlotte), NC	17,813,451	4,305,000	27,670,897	1,068,900
Covington (New Orleans), LA	11,133,990	2,720,000	15,690,000	-0-
Imperial (Pittsburgh), PA	11,199,661	3,700,000	16,250,000	-0-
Burlington (Seattle/Everett), WA	17,757,364	8,000,000	22,210,680	17,867
Colorado Springs, CO	16,651,710	2,150,000	26,350,000	820,066
Louisville, KY	6,525,135	1,590,000	9,714,000	-0-
Davenport (Orlando), FL	23,702,918	7,060,000	30,720,000	-0-
Olathe (Kansas City), KS	19,956,867	2,350,000	29,387,000	-0-
Hamburg (Buffalo), NY	21,328,714	1,700,000	33,150,000	-0-
Ft. Myers, FL	13,280,803	2,486,417	18,400,000	777,218
Walker (Grand Rapids), MI	19,468,554	4,034,363	27,620,623	-0-
Mesquite (Dallas), TX	30,928,224	6,247,658	43,632,835	-0-
Aiken (Augusta, GA), SC	14,471,117	1,362,458	19,677,937	-0-
Homestead (Miami), FL	23,313,676	4,426,727	33,446,393	-0-
Oklahoma City, OK (Bunzl)	5,537,962	844,688	7,883,751	-0-
Concord (Charlotte), NC	24,863,355	4,306,684	35,736,461	-0-
Kenton, OH	11,473,387	854,780	17,026,827	-0-
Stow, OH	12,130,343	1,429,715	17,504,350	-0-
Charleston, SC (FDX)	13,683,131	4,639,283	16,847,923	32,205
Oklahoma City, OK (Amazon)	19,013,593	1,618,240	28,260,702	-0-
Savannah, GA	32,215,696	4,404,988	51,620,957	-0-
Daytona Beach, FL	19,187,819	3,119,640	26,853,559	-0-
Mobile, AL	18,832,395	2,480,474	30,571,842	-0-
Charleston, SC (FDX Ground)	29,860,000	7,103,106	39,473,274	-0-
Braselton (Atlanta), GA	39,700,000	13,964,652	46,262,482	-0-
Shopping Center
Somerset, NJ	-0-	34,317	637,097	2,440,363
Vacant Land
Shelby County, TN	-0-	11,065	-0-	-0-
	$719,768,355	$224,719,083	$1,380,703,773	$114,155,563

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2018

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2018
Description	Land	Bldg & Imp	Total

Industrial Buildings
Monaca (Pittsburgh), PA	$401,716	$7,508,950	$7,910,666
Ridgeland (Jackson), MS	218,000	1,667,254	1,885,254
Urbandale (Des Moines), IA	310,000	2,213,644	2,523,644
Richland (Jackson), MS	211,000	1,689,691	1,900,691
O’Fallon (St. Louis), MO	264,000	3,981,913	4,245,913
Fayetteville, NC	172,000	5,279,629	5,451,629
Schaumburg (Chicago), IL	1,039,800	4,138,140	5,177,940
Burr Ridge (Chicago), IL	270,000	1,422,901	1,692,901
Romulus (Detroit), MI	531,000	4,201,671	4,732,671
Liberty (Kansas City), MO	723,000	6,674,881	7,397,881
Omaha, NE	1,170,000	4,774,691	5,944,691
Charlottesville, VA	1,170,000	3,285,702	4,455,702
Jacksonville, FL (FDX)	1,165,000	5,231,958	6,396,958
West Chester Twp. (Cincinnati), OH	695,000	5,038,686	5,733,686
Mechanicsville (Richmond), VA	1,160,000	6,632,395	7,792,395
St. Joseph, MO	800,000	12,563,648	13,363,648
Newington (Hartford), CT	410,000	3,084,108	3,494,108
Cudahy (Milwaukee), WI	980,000	8,786,361	9,766,361
Beltsville (Washington, DC), MD	3,200,000	11,312,355	14,512,355
Carlstadt (New York, NY), NJ	1,194,000	3,748,402	4,942,402
Granite City (St. Louis, MO), IL	340,000	12,357,848	12,697,848
Winston-Salem, NC	980,000	6,266,326	7,246,326
Elgin (Chicago), IL	1,280,000	5,697,442	6,977,442
Cheektowaga (Buffalo), NY	4,796,765	6,164,058	10,960,823
Tolleson (Phoenix), AZ	1,316,075	15,508,151	16,824,226
Edwardsville (Kansas City), KS (Carlisle Tire)	1,185,000	6,047,986	7,232,986
Wheeling (Chicago), IL	5,112,120	13,870,354	18,982,474
Richmond, VA	446,000	4,322,309	4,768,309
Tampa, FL (FDX Ground)	5,000,000	14,701,575	19,701,575
Montgomery (Chicago), IL	2,000,000	9,303,317	11,303,317
Denver, CO	1,150,000	5,204,051	6,354,051
Hanahan (Charleston), SC (SAIC)	1,129,000	12,281,102	13,410,102
Hanahan (Charleston), SC (FDX Ground)	930,000	6,684,653	7,614,653
Augusta, GA (FDX Ground)	614,406	4,748,899	5,363,305
Tampa, FL (Tampa Bay Grand Prix)	1,867,000	3,810,982	5,677,982
Huntsville, AL	748,115	5,913,696	6,661,811
Augusta, GA (FDX)	380,000	1,597,779	1,977,779
Lakeland, FL	261,000	1,782,226	2,043,226
El Paso, TX	3,225,195	9,205,997	12,431,192
Richfield (Cleveland), OH	2,676,848	13,770,330	16,447,178
Tampa, FL (FDX)	2,830,000	5,027,120	7,857,120
Griffin (Atlanta), GA	760,000	14,173,683	14,933,683
Roanoke, VA (CHEP USA)	1,853,000	5,610,672	7,463,672
Orion, MI	4,649,971	18,240,153	22,890,124
Chattanooga, TN	300,000	4,838,540	5,138,540
Bedford Heights (Cleveland), OH	990,000	5,929,836	6,919,836
Punta Gorda, FL	-0-	4,133,510	4,133,510
Cocoa, FL	1,881,316	12,246,133	14,127,449
Orlando, FL	2,200,000	6,574,524	8,774,524
Topeka, KS	-0-	3,679,843	3,679,843
Memphis, TN	1,234,987	13,380,000	14,614,987
Houston, TX	1,661,120	6,502,158	8,163,278
Carrollton (Dallas), TX	1,500,000	16,319,203	17,819,203
Ft. Mill (Charlotte, NC), SC	1,746,822	15,327,214	17,074,036
Lebanon (Nashville), TN	2,230,000	11,985,126	14,215,126
Rockford, IL (Sherwin-Williams Co.)	1,100,000	4,451,227	5,551,227
Edinburg, TX	1,000,000	11,039,014	12,039,014

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2018

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2018
Description	Land	Bldg & Imp	Total

Streetsboro (Cleveland), OH	$1,760,000	$17,840,000	$19,600,000
Corpus Christi, TX	-0-	4,808,330	4,808,330
Halfmoon (Albany), NY	1,190,000	4,335,600	5,525,600
Lebanon (Cincinnati), OH	240,000	4,212,425	4,452,425
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals Inc.)	800,000	13,750,000	14,550,000
Oklahoma City, OK (FDX Ground)	1,410,000	11,174,462	12,584,462
Waco, TX	1,350,000	11,201,368	12,551,368
Livonia (Detroit), MI	320,000	13,442,030	13,762,030
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	2,550,000	34,364,917	36,914,917
Roanoke, VA (FDX Ground)	1,740,000	8,460,000	10,200,000
Green Bay, WI	590,000	5,980,000	6,570,000
Stewartville (Rochester), MN	900,000	4,320,000	5,220,000
Tulsa, OK	790,000	2,958,031	3,748,031
Buckner (Louisville), KY	2,280,000	24,527,852	26,807,852
Edwardsville (Kansas City), KS (International Paper)	2,750,000	15,544,108	18,294,108
Altoona, PA	1,200,000	7,822,966	9,022,966
Spring (Houston), TX	1,890,000	17,404,396	19,294,396
Indianapolis, IN	3,745,572	21,758,510	25,504,082
Sauget (St. Louis, MO), IL	1,890,000	13,314,950	15,204,950
Lindale (Tyler), TX	540,000	9,425,550	9,965,550
Kansas City, MO	1,000,000	8,980,250	9,980,250
Frankfort (Lexington), KY	1,850,000	26,150,000	28,000,000
Jacksonville, FL (FDX Ground)	6,000,000	24,735,702	30,735,702
Monroe (Cincinnati), OH	1,800,000	15,724,760	17,524,760
Greenwood (Indianapolis), IN	2,250,000	35,262,071	37,512,071
Ft. Worth (Dallas), TX	8,200,000	27,100,832	35,300,832
Cincinnati, OH	800,000	5,950,000	6,750,000
Rockford, IL (Collins Aerospace Systems)	480,000	4,620,000	5,100,000
Concord (Charlotte), NC	4,305,000	28,739,797	33,044,797
Covington (New Orleans), LA	2,720,000	15,690,000	18,410,000
Imperial (Pittsburgh), PA	3,700,000	16,250,000	19,950,000
Burlington (Seattle/Everett), WA	8,000,000	22,228,547	30,228,547
Colorado Springs, CO	2,150,000	27,170,066	29,320,066
Louisville, KY	1,590,000	9,714,000	11,304,000
Davenport (Orlando), FL	7,060,000	30,720,000	37,780,000
Olathe (Kansas City), KS	2,350,000	29,387,000	31,737,000
Hamburg (Buffalo), NY	1,700,000	33,150,000	34,850,000
Ft. Myers, FL	2,486,417	19,177,218	21,663,635
Walker (Grand Rapids), MI	4,034,363	27,620,623	31,654,986
Mesquite (Dallas), TX	6,247,658	43,632,835	49,880,493
Aiken (Augusta, GA), SC	1,362,458	19,677,937	21,040,395
Homestead (Miami), FL	4,426,727	33,446,393	37,873,120
Oklahoma City, OK (Bunzl)	844,688	7,883,751	8,728,439
Concord (Charlotte), NC	4,306,684	35,736,461	40,043,145
Kenton, OH	854,780	17,026,827	17,881,607
Stow, OH	1,429,715	17,504,350	18,934,065
Charleston, SC (FDX)	4,639,283	16,880,128	21,519,411
Oklahoma City, OK (Amazon)	1,618,240	28,260,702	29,878,942
Savannah, GA	4,404,988	51,620,957	56,025,945
Daytona Beach, FL	3,119,640	26,853,559	29,973,199
Mobile, AL	2,480,474	30,571,842	33,052,316
Charleston, SC (FDX Ground)	7,103,106	39,473,274	46,576,380
Braselton (Atlanta), GA	13,964,652	46,262,482	60,227,134
Shopping Center
Somerset, NJ	34,317	3,077,460	3,111,777
Vacant Land
Shelby County, TN	11,065	-0-	11,065
	$224,719,083	$1,494,859,336	$1,719,578,419

(1)	See pages 152-154 for reconciliation.
(2)	The aggregate cost for Federal tax purposes approximates historical cost.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2018

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Industrial Buildings
Monaca (Pittsburgh), PA	$2,957,471	1977	1977	(3)
Ridgeland (Jackson), MS	1,313,173	1988	1993	(3)
Urbandale (Des Moines), IA	1,211,364	1985	1994	(3)
Richland (Jackson), MS	982,066	1986	1994	(3)
O’Fallon (St. Louis), MO	2,361,768	1989	1994	(3)
Fayetteville, NC	2,931,202	1996	1997	(3)
Schaumburg (Chicago), IL	2,283,345	1997	1997	(3)
Burr Ridge (Chicago), IL	741,290	1997	1997	(3)
Romulus (Detroit), MI	2,043,189	1998	1998	(3)
Liberty (Kansas City), MO	3,497,982	1997	1998	(3)
Omaha, NE	2,358,451	1999	1999	(3)
Charlottesville, VA	1,588,202	1998	1999	(3)
Jacksonville, FL (FDX)	2,619,003	1998	1999	(3)
West Chester Twp. (Cincinnati), OH	2,305,181	1999	2000	(3)
Mechanicsville (Richmond), VA	3,007,443	2000	2001	(3)
St. Joseph, MO	5,452,138	2000	2001	(3)
Newington (Hartford), CT	1,377,254	2001	2001	(3)
Cudahy (Milwaukee), WI	3,296,930	2001	2001	(3)
Beltsville (Washington, DC), MD	4,151,339	2000	2001	(3)
Carlstadt (New York, NY), NJ	1,029,584	1977	2001	(3)
Granite City (St. Louis, MO), IL	5,183,974	2001	2001	(3)
Winston-Salem, NC	2,617,877	2001	2002	(3)
Elgin (Chicago), IL	2,436,368	2002	2002	(3)
Cheektowaga (Buffalo), NY	1,851,798	2000	2002	(3)
Tolleson (Phoenix), AZ	6,144,623	2002	2003	(3)
Edwardsville (Kansas City), KS (Carlisle Tire)	2,538,608	2002	2003	(3)
Wheeling (Chicago), IL	4,430,770	2003	2003	(3)
Richmond, VA	1,545,670	2004	2004	(3)
Tampa, FL (FDX Ground)	4,921,899	2004	2004	(3)
Montgomery (Chicago), IL	2,761,952	2004	2004	(3)
Denver, CO	1,704,122	2005	2005	(3)
Hanahan (Charleston), SC (SAIC)	4,343,346	2002	2005	(3)
Hanahan (Charleston), SC (FDX Ground)	2,071,138	2005	2005	(3)
Augusta, GA (FDX Ground)	1,509,465	2005	2005	(3)
Tampa, FL (Tampa Bay Grand Prix)	1,144,249	1989	2005	(3)
Huntsville, AL	1,249,093	2005	2005	(3)
Augusta, GA (FDX)	463,245	1993	2006	(3)
Lakeland, FL	573,621	1993	2006	(3)
El Paso, TX	1,977,282	2005	2006	(3)
Richfield (Cleveland), OH	3,083,114	2006	2006	(3)
Tampa, FL (FDX)	1,515,388	2006	2006	(3)
Griffin (Atlanta), GA	4,493,178	2006	2006	(3)
Roanoke, VA (CHEP USA)	1,706,454	1996	2007	(3)
Orion, MI	4,488,942	2007	2007	(3)
Chattanooga, TN	1,388,863	2002	2007	(3)
Bedford Heights (Cleveland), OH	1,893,515	1998	2007	(3)
Punta Gorda, FL	1,058,498	2007	2007	(3)
Cocoa, FL	2,758,147	2006	2008	(3)
Orlando, FL	1,830,818	1997	2008	(3)
Topeka, KS	896,483	2006	2009	(3)
Memphis, TN	2,916,162	1994	2010	(3)
Houston, TX	1,440,389	2005	2010	(3)
Carrollton (Dallas), TX	3,555,283	2009	2010	(3)
Ft. Mill (Charlotte, NC), SC	2,654,658	2009	2010	(3)
Lebanon (Nashville), TN	2,151,164	1993	2011	(3)
Rockford, IL (Sherwin-Williams Co.)	859,960	1998-2008	2011	(3)
Edinburg, TX	1,472,631	2011	2011	(3)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2018

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Streetsboro (Cleveland), OH	$2,973,333	2012	2012	(3)
Corpus Christi, TX	797,350	2012	2012	(3)
Halfmoon (Albany), NY	722,600	2012	2012	(3)
Lebanon (Cincinnati), OH	704,125	2012	2012	(3)
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals Inc.)	2,203,526	2012	2012	(3)
Oklahoma City, OK (FDX Ground)	1,599,042	2012	2012	(3)
Waco, TX	1,498,728	2012	2012	(3)
Livonia (Detroit), MI	2,046,869	1999	2013	(3)
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	4,044,199	2013	2013	(3)
Roanoke, VA (FDX Ground)	1,147,885	2013	2013	(3)
Green Bay, WI	766,667	2013	2013	(3)
Stewartville (Rochester), MN	553,846	2013	2013	(3)
Tulsa, OK	391,119	2009	2014	(3)
Buckner (Louisville), KY	3,114,323	2014	2014	(3)
Edwardsville (Kansas City), KS (International Paper)	2,001,778	2014	2014	(3)
Altoona, PA	986,269	2014	2014	(3)
Spring (Houston), TX	2,077,166	2014	2014	(3)
Indianapolis, IN	2,239,839	2014	2014	(3)
Sauget (St. Louis, MO), IL	1,366,159	2015	2015	(3)
Lindale (Tyler), TX	966,498	2015	2015	(3)
Kansas City, MO	885,643	2015	2015	(3)
Frankfort (Lexington), KY	2,570,299	2015	2015	(3)
Jacksonville, FL (FDX Ground)	2,323,375	2015	2015	(3)
Monroe (Cincinnati), OH	1,023,271	2015	2015	(3)
Greenwood (Indianapolis), IN	3,091,837	2015	2015	(3)
Ft. Worth (Dallas), TX	2,200,495	2015	2015	(3)
Cincinnati, OH	470,406	2014	2015	(3)
Rockford, IL (Collins Aerospace Systems)	473,846	2012	2015	(3)
Concord (Charlotte), NC	2,314,361	2016	2016	(3)
Covington (New Orleans), LA	1,139,872	2016	2016	(3)
Imperial (Pittsburgh), PA	1,076,389	2016	2016	(3)
Burlington (Seattle/Everett), WA	1,426,792	2016	2016	(3)
Colorado Springs, CO	1,593,580	2016	2016	(3)
Louisville, KY	581,179	2016	2016	(3)
Davenport (Orlando), FL	1,706,667	2016	2016	(3)
Olathe (Kansas City), KS	1,632,611	2016	2016	(3)
Hamburg (Buffalo), NY	1,700,000	2017	2017	(3)
Ft. Myers, FL	842,928	2017	2017	(3)
Walker (Grand Rapids), MI	1,062,332	2017	2017	(3)
Mesquite (Dallas), TX	1,398,488	2017	2017	(3)
Aiken (Augusta, GA), SC	630,703	2017	2017	(3)
Homestead (Miami), FL	1,072,000	2017	2017	(3)
Oklahoma City, OK (Bunzl)	252,684	2017	2017	(3)
Concord (Charlotte), NC	1,069,039	2017	2017	(3)
Kenton, OH	454,776	2017	2017	(3)
Stow, OH	448,829	2017	2017	(3)
Charleston, SC (FDX)	397,072	2017	2018	(3)
Oklahoma City, OK (Amazon)	603,861	2017	2018	(3)
Savannah, GA	882,410	2018	2018	(3)
Daytona Beach, FL	344,276	2018	2018	(3)
Mobile, AL	195,973	2018	2018	(3)
Charleston, SC (FDX Ground)	168,689	2018	2018	(3)
Braselton (Atlanta), GA	98,855	2018	2018	(3)
Shopping Center
Somerset, NJ	1,589,653	1970	1970	(3)
Vacant Land
Shelby County, TN	-0-	N/A	2007	N/A
	$207,065,634

(3)	Depreciation is computed based upon the following estimated lives:

Building: 31.5 to 39 years; Building Improvements: 3 to 39 years; Tenant Improvements: Lease Term

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2018

(1) Reconciliation

REAL ESTATE INVESTMENTS

	9/30/2018	9/30/2017	9/30/2016

Balance-Beginning of Year	$1,431,916,534	$1,150,395,427	$920,143,937
Additions:
Acquisitions	277,253,327	282,509,249	209,867,577
Improvements	10,408,558	4,168,984	20,383,913
Total Additions	287,661,885	286,678,233	230,251,490
Deletions:
Sales	-0-	(5,157,126)	-0-
Total Deletions	-0-	(5,157,126)	-0-

Balance-End of Year	$1,719,578,419	$1,431,916,534	$1,150,395,427

ACCUMULATED DEPRECIATION

	9/30/2018	9/30/2017	9/30/2016

Balance-Beginning of Year	$171,086,083	$143,006,233	$119,545,674
Depreciation	36,017,959	29,015,821	23,460,559
Sales	(38,408)	(935,971)	-0-

Balance-End of Year	$207,065,634	$171,086,083	$143,006,233

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30, 2018

(1) Reconciliation

	2018	2017	2016
Balance – Beginning of Year	$1,431,916,534	$1,150,395,427	$920,143,937
Additions:
Somerset, NJ	$38,887	-0-	377,637
Monaca (Pittsburgh), PA	24,825	79,618	37,255
Ridgeland (Jackson), MS	26,663	-0-	7,797
Urbandale (Des Moines), IA	267,031	94,717	-0-
Richland (Jackson), MS	-0-	-0-	-0-
O’Fallon (St. Louis), MO	-0-	-0-	-0-
Fayetteville, NC	-0-	9,753	557,354
Schaumburg (Chicago), IL	-0-	196,526	13,775
Burr Ridge (Chicago), IL	-0-	-0-	8,700
Romulus (Detroit), MI	65,165	66,974	-0-
Liberty (Kansas City), MO	-0-	-0-	24,263
Omaha, NE	-0-	-0-	7,410
Charlottesville, VA	98,714	8,489	4,462
Jacksonville, FL (FDX)	67,174	83,383	16,983
West Chester Twp. (Cincinnati), OH	-0-	4,996	-0-
Mechanicsville (Richmond), VA	7,384	26,830	18,510
St. Joseph, MO	74,378	55,564	50,934
Newington (Hartford), CT	-0-	30,284	-0-
Cudahy (Milwaukee), WI	384,000	-0-	8,689
Beltsville (Washington, DC), MD	-0-	-0-	44,600
Carlstadt (New York, NY), NJ	38,813	-0-	13,877
Granite City (St. Louis, MO), IL	-0-	155,034	156,139
Winston-Salem, NC	7,713	-0-	316,527
Elgin (Chicago), IL	-0-	44,526	5,960
Cheektowaga (Buffalo), NY	-0-	-0-	-0-
Tolleson (Phoenix), AZ	-0-	-0-	1,655,640
Edwardsville (Kansas City), KS (Carlisle Tire)	-0-	7,585	-0-
Wheeling (Chicago), IL	444,822	-0-	-0-
Richmond, VA	-0-	-0-	7,540
Tampa, FL (FDX Ground)	5,348	125	1,247,140
Montgomery (Chicago), IL	4,950	-0-	-0-
Denver, CO	-0-	-0-	-0-
Hanahan (Charleston), SC (SAIC)	35,661	33,849	40,000
Hanahan (Charleston), SC (FDX Ground)	-0-	-0-	-0-
Augusta, GA (FDX Ground)	-0-	9,270	25,161
Tampa, FL (Tampa Bay Grand Prix)	-0-	-0-	26,916
Huntsville, AL	-0-	56,688	1,853,390
Augusta, GA (FDX)	-0-	6,047	24,700
Lakeland, FL	60,694	-0-	16,321
El Paso, TX	-0-	-0-	-0-
Richfield (Cleveland), OH	11,700	-0-	-0-
Colorado Springs, CO (A)	-0-	-0-	9,357
Tampa, FL (FDX)	237,196	27,063	27,144
Griffin (Atlanta), GA	64,826	-0-	-0-
Roanoke, VA (CHEP USA)	58,225	-0-	-0-
Orion, MI	4,488	-0-	5,867
Chattanooga, TN	122,022	4,315	41,042
Bedford Heights (Cleveland), OH	-0-	55,957	84,288
Punta Gorda, FL	-0-	20,245	8,350
Cocoa, FL	-0-	-0-	37,606
Orlando, FL	220,092	-0-	13,195
Topeka, KS	-0-	-0-	-0-
Memphis, TN	(6,950)	1,050	-0-
Houston, TX	14,820	65,351	-0-
Carrollton (Dallas), TX	-0-	50,097	24,806
Ft. Mill (Charlotte, NC), SC	1,660,729	-0-	-0-
Lebanon (Nashville), TN	-0-	-0-	-0-
Rockford, IL (Sherwin-Williams Co.)	-0-	-0-	-0-
Edinburg, TX	-0-	615,142	3,985,389

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30, 2018

(1) Reconciliation (cont’d)

	2018	2017	2016

Streetsboro (Cleveland), OH	$-0-	$-0-	$-0-
Corpus Christi, TX	36,417	7,413	-0-
Halfmoon (Albany), NY	-0-	-0-	-0-
Lebanon (Cincinnati), OH	-0-	-0-	-0-
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals)	-0-	-0-	-0-
Oklahoma City, OK (FDX Ground)	-0-	4,200	(13,611)
Waco, TX	-0-	5,210	-0-
Livonia (Detroit), MI	-0-	-0-	31,497
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	-0-	-0-	9,412,120
Roanoke, VA (FDX Ground)	-0-	-0-	-0-
Green Bay, WI	-0-	-0-	-0-
Stewartville (Rochester), MN	-0-	-0-	-0-
Tulsa, OK	-0-	-0-	-0-
Buckner (Louisville), KY	-0-	40,000	48,136
Edwardsville (Kansas City), KS (International Paper)	-0-	-0-	5,355
Altoona, PA	14,316	-0-	18,650
Spring (Houston), TX	10,598	-0-	56,275
Indianapolis, IN	497,710	1,060,372	-0-
Sauget (St. Louis, MO), IL	-0-	-0-	4,950
Lindale (Tyler), TX	29,050	6,500	-0-
Kansas City, MO	329,024	51,226	-0-
Frankfort (Lexington), KY	-0-	-0-	-0-
Jacksonville, FL (FDX Ground)	3,612	86,136	-0-
Monroe (Cincinnati), OH	4,587,760	-0-	-0-
Greenwood (Indianapolis), IN	-0-	11,680	15,817
Ft. Worth (Dallas), TX	-0-	-0-	-0-
Cincinnati, OH	-0-	-0-	-0-
Rockford, IL (Collins Aerospace Systems)	-0-	-0-	-0-
Concord (Charlotte), NC	-0-	1,068,900	31,975,897
Covington (New Orleans), LA	-0-	-0-	18,410,000
Imperial (Pittsburgh), PA	-0-	-0-	19,950,000
Burlington (Seattle/Everett), WA	-0-	17,867	30,210,680
Colorado Springs, CO	820,066	-0-	28,500,000
Louisville, KY	-0-	-0-	11,304,000
Davenport (Orlando), FL	-0-	-0-	37,780,000
Olathe (Kansas City), KS	-0-	-0-	31,737,000
Hamburg (Buffalo), NY	-0-	34,850,000	-0-
Ft. Myers, FL	40,635	21,623,000	-0-
Walker (Grand Rapids), MI	-0-	31,654,985	-0-
Mesquite (Dallas), TX	-0-	49,880,493	-0-
Aiken (Augusta, GA), SC	-0-	21,040,396	-0-
Homestead (Miami), FL	-0-	37,873,120	-0-
Oklahoma City, OK (Bunzl)	-0-	8,728,439	-0-
Concord (Charlotte), NC	-0-	40,043,145	-0-
Kenton, OH	-0-	17,881,608	-0-
Stow, OH	-0-	18,934,065	-0-
Charleston, SC (FDX)	21,519,411	-0-	-0-
Oklahoma City, OK (Amazon)	29,878,942	-0-	-0-
Savannah, GA	56,025,945	-0-	-0-
Daytona Beach, FL	29,973,199	-0-	-0-
Mobile, AL	33,052,316	-0-	-0-
Charleston, SC (FDX Ground)	46,576,380	-0-	-0-
Braselton (Atlanta), GA	60,227,134	-0-	-0-
Total Additions	$287,661,885	$286,678,233	$230,251,490
Total Disposals	-0-	(5,157,126)	-0-
Balance – End of Year	$1,719,578,419	$1,431,916,534	$1,150,395,427

(A)	This property was sold on June 1, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT
CORPORATION
(registrant)

Date: November 28, 2018	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive
Officer and Director, its principal executive officer

Date: November 28, 2018	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 28, 2018	By:	/s/ Eugene W. Landy
Eugene W. Landy, Chairman of the Board and Director

Date: November 28, 2018	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive Officer and Director

Date: November 28, 2018	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer and Director

Date: November 28, 2018	By:	/s/ Kiernan Conway
Kiernan Conway, Director

Date: November 28, 2018	By:	/s/ Daniel D. Cronheim
Daniel D. Cronheim, Director

Date: November 28, 2018	By:	/s/ Catherine B. Elflein
Catherine B. Elflein, Director

Date: November 28, 2018	By:	/s/ Brian H. Haimm
Brian H. Haimm, Director

Date: November 28, 2018	By:	/s/ Neal Herstik
Neal Herstik, Director

Date: November 28, 2018	By:	/s/ Matthew I. Hirsch
Matthew I. Hirsch, Director

Date: November 28, 2018	By:	/s/ Samuel A. Landy
Samuel A. Landy, Director

Date: November 28, 2018	By:	/s/ Gregory T. Otto
Gregory T. Otto, Director

Date: November 28, 2018	By:	/s/ Scott L. Robinson
Scott L. Robinson, Director

Date: November 28, 2018	By:	/s/ Stephen B. Wolgin
Stephen B. Wolgin, Director

