Form 10-Q
period 2018-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2019-02-07
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of February 1, 2019: 92,696,488

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2018

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

	December 31, 2018	September 30, 2018
	(Unaudited)
ASSETS

Real Estate Investments:
Land	$236,496,768	$224,719,083
Buildings and Improvements	1,598,894,954	1,494,859,336
Total Real Estate Investments	1,835,391,722	1,719,578,419
Accumulated Depreciation	(217,503,811)	(207,065,634)
Real Estate Investments	1,617,887,911	1,512,512,785

Cash and Cash Equivalents	12,768,766	9,324,585
Securities Available for Sale at Fair Value	145,810,088	154,920,545
Tenant and Other Receivables	6,673,026	1,249,434
Deferred Rent Receivable	10,022,552	9,656,179
Prepaid Expenses	11,364,081	6,189,796
Intangible Assets, net of Accumulated Amortization of $14,199,559 and $13,699,519, respectively	15,976,082	14,589,756
Capitalized Lease Costs, net of Accumulated Amortization of $3,409,446 and $3,271,481, respectively	5,003,816	5,231,845
Financing Costs, net of Accumulated Amortization of $1,089,169 and $995,135, respectively	407,212	500,129
Other Assets	3,443,080	4,202,832

TOTAL ASSETS	$1,829,356,614	$1,718,377,886

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

	December 31, 2018	September 30, 2018
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$771,705,118	$711,545,649
Loans Payable	125,814,547	186,608,676
Accounts Payable and Accrued Expenses	3,957,172	5,891,172
Other Liabilities	22,323,567	16,426,622
Total Liabilities	923,800,404	920,472,119

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 16,400,000 Shares Authorized as of December 31, 2018 and September 30, 2018; 11,532,445 and 11,488,001 Shares Issued and Outstanding as of December 31, 2018 and September 30, 2018, respectively	288,311,125	287,200,025
Common Stock, $0.01 Par Value Per Share: 188,039,750 Shares Authorized as of December 31, 2018 and September 30, 2018; 92,335,115 and 81,503,134 Shares Issued and Outstanding as of December 31, 2018 and September 30, 2018, respectively	923,351	815,031
Excess Stock, $0.01 Par Value Per Share: 200,000,000 Shares Authorized as of December 31, 2018 and September 30, 2018; No Shares Issued or Outstanding as of December 31, 2018 and September 30, 2018	-0-	-0-
Additional Paid-In Capital	616,321,734	534,635,290
Accumulated Other Comprehensive Loss	-0-	(24,744,579)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	905,556,210	797,905,767

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,829,356,614	$1,718,377,886

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

	Three Months Ended
	12/31/2018	12/31/2017
INCOME:
Rental Revenue	$32,616,825	$27,692,482
Reimbursement Revenue	6,529,789	5,772,167
Lease Termination Income	-0-	210,261
TOTAL INCOME	39,146,614	33,674,910

EXPENSES:
Real Estate Taxes	4,963,800	4,585,490
Operating Expenses	1,864,247	1,436,241
General & Administrative Expenses	1,816,892	1,947,032
Depreciation	10,477,844	8,483,984
Amortization of Capitalized Lease Costs and Intangible Assets	702,393	538,071
TOTAL EXPENSES	19,825,176	16,990,818

OTHER INCOME (EXPENSE):
Dividend and Interest Income	4,367,634	2,864,217
Gain on Sale of Securities Transactions	-0-	100,153
Unrealized Holding Losses Arising During the Period	(42,626,889)	-0-
Interest Expense, including Amortization of Financing Costs	(9,005,405)	(7,405,947)
TOTAL OTHER INCOME (EXPENSE)	(47,264,660)	(4,441,577)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(27,943,222)	12,242,515

Gain on Sale of Real Estate Investments	-0-	5,387,886

NET INCOME (LOSS)	(27,943,222)	17,630,401

Less: Preferred Dividends	4,420,441	4,316,946

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(32,363,663)	$13,313,455

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017– CONTINUED

	Three Months Ended
	12/31/2018	12/31/2017

BASIC INCOME (LOSS) – PER SHARE
Net Income (Loss)	$(0.31)	$0.23
Less: Preferred Dividends	(0.05)	(0.06)
Net Income (Loss) Attributable to Common Shareholders - Basic	$(0.36)	$0.17

DILUTED INCOME (LOSS) – PER SHARE
Net Income (Loss)	$(0.31)	$0.23
Less: Preferred Dividends	(0.05)	(0.06)
Net Income (Loss) Attributable to Common Shareholders - Diluted	$(0.36)	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	90,505,329	76,375,400
Diluted	90,659,652	76,586,782

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

	Three Months Ended
	12/31/2018	12/31/2017

Net Income (Loss)	$(27,943,222)	$17,630,401
Other Comprehensive Income (Loss):
Unrealized Holding Losses Arising During the Period	-0-	(10,612,984)
Reclassification Adjustment for Net Gains Realized in Income	-0-	(100,153)
TOTAL COMPREHENSIVE INCOME (LOSS)	(27,943,222)	6,917,264
Less: Preferred Dividends	4,420,441	4,316,946
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(32,363,663)	$2,600,318

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2018	$815,031	$287,200,025	$534,635,290	$-0-	$(24,744,579)	$797,905,767
Impact of Adoption of Accounting Standards Update 2016-01	-0-	-0-	-0-	$(24,744,579)	24,744,579	-0-
Shares Issued in Connection with the DRIP (1)	16,070	-0-	22,094,436	-0-	-0-	22,110,506
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	92,000	-0-	132,246,335	-0-	-0-	132,338,335
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	-0-	1,111,100	(104,950)	-0-	-0-	1,006,150
Shares Issued Through Restricted Stock Awards	250	-0-	(250)	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	129,026	-0-	-0-	129,026
Distributions To Common Shareholders ($0.17 per share)	-0-	-0-	(72,678,153)	57,108,242	-0-	(15,569,911)
Net Loss	-0-	-0-	-0-	(27,943,222)	-0-	(27,943,222)
Preferred Dividends ($0.3828125 per share)	-0-	-0-	-0-	(4,420,441)	-0-	(4,420,441)
Balance December 31, 2018	$923,351	$288,311,125	$616,321,734	$-0-	$-0-	$905,556,210

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2017	$756,305	$245,986,125	$459,552,701	$-0-	$6,570,565	$712,865,696
Shares Issued in Connection with the DRIP (1)	15,461	-0-	25,515,969	-0-	-0-	25,531,430
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	-0-	25,998,350	(310,834)	-0-	-0-	25,687,516
Shares Issued Through the Exercise of Stock Options	200	-0-	284,600	-0-	-0-	284,800
Shares Issued Through Restricted Stock Awards	125	-0-	(125)	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	130,763	-0-	-0-	130,763
Distributions To Common Shareholders ($0.17 per share)	-0-	-0-	296,733	(13,313,455)	-0-	(13,016,722)
Net Income	-0-	-0-	-0-	17,630,401	-0-	17,630,401
Preferred Dividends ($0.3828125 per share)	-0-	-0-	-0-	(4,316,946)	-0-	(4,316,946)
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	(10,713,137)	(10,713,137)
Balance December 31, 2017	$772,091	$271,984,475	$485,469,807	$-0-	$(4,142,572)	$754,083,801

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

	Three Months Ended
	12/31/2018	12/31/2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(27,943,222)	$17,630,401
Noncash Items Included in Net Income (Loss):
Depreciation & Amortization	11,497,350	9,315,949
Deferred Straight Line Rent	(336,484)	(396,028)
Stock Compensation Expense	129,026	130,763
Unrealized Holding Losses Arising During the Period	42,626,889	-0-
Gain on Sale of Securities Transactions	-0-	(100,153)
Gain on Sale of Real Estate Investments	-0-	(5,387,886)
Changes In:
Tenant & Other Receivables	(5,397,913)	(3,607,013)
Prepaid Expenses	(5,174,285)	(3,690,362)
Other Assets & Capitalized Lease Costs	1,224,442	(89,641)
Accounts Payable, Accrued Expenses & Other Liabilities	5,286,173	3,284,409
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,911,976	17,090,439

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(113,405,548)	(52,500,165)
Capital Improvements	(5,657,269)	(1,782,422)
Proceeds from Sale of Real Estate Investments	-0-	10,499,704
Return of Deposits on Real Estate	200,000	450,000
Deposits Paid on Acquisitions of Real Estate	(700,000)	(1,350,000)
Proceeds from Sale of Securities Available for Sale	-0-	2,435,168
Purchase of Securities Available for Sale	(33,516,432)	(19,714,857)
NET CASH USED IN INVESTING ACTIVITIES	(153,079,249)	(61,962,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Repayments on Loans Payable	(60,794,129)	(10,091,417)
Proceeds from Fixed Rate Mortgage Notes Payable	72,500,000	33,800,000
Principal Payments on Fixed Rate Mortgage Notes Payable	(12,121,151)	(12,351,030)
Financing Costs Paid on Debt	(443,576)	(361,905)
Proceeds from the Exercise of Stock Options	-0-	284,800
Proceeds from Underwritten Public Offering of Common Stock, net of offering costs	132,338,335	-0-
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	1,006,150	25,687,516
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	17,595,425	22,611,458
Preferred Dividends Paid	(4,414,770)	(4,080,685)
Common Dividends Paid, net of Reinvestments	(11,054,830)	(10,096,749)
NET CASH PROVIDED BY FINANCING ACTIVITIES	134,611,454	45,401,988

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,444,181	529,855
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,324,585	10,226,046
CASH AND CASH EQUIVALENTS - END OF PERIOD	$12,768,766	$10,755,901

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2018

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (we, our, us, the Company or MREIC), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. We were founded in 1968 and are one of the oldest public equity REITs in the world. As of December 31, 2018, we owned 113 properties with total square footage of approximately 21,647,000, which was 98.9% occupied, as compared to 111 properties with total square footage of approximately 21,174,000, which was 99.6% occupied as of September 30, 2018. These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. As of the quarter ended December 31, 2018, our weighted average lease maturity was approximately 8.0 years and our annualized average base rent per occupied square foot was $6.22. As of December 31, 2018, the weighted average building age, based on the square footage of our buildings, was 8.6 years. We also own a portfolio of REIT investment securities, which we generally limit to no more than approximately 10% of our undepreciated assets (which is our total assets, excluding accumulated depreciation). Total assets excluding accumulated depreciation were $2,046,860,425 as of December 31, 2018. We held $145,810,088 in marketable REIT securities as of December 31, 2018, representing 7.1% of our undepreciated assets.

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

In December 2017, as part of the Tax Cuts and Jobs Act of 2017 (the TCJA), Code Section 199A was added to the Code and became effective for tax years beginning after December 31, 2017 and before January 1, 2026. Under the TCJA, subject to certain income limitations, an individual taxpayer and estates and trusts may deduct 20% of the aggregate amount of qualified REIT dividends they receive from their taxable income. Qualified REIT dividends do not include any portion of a dividend received from a REIT that is classified as a capital gain dividend or qualified dividend income.

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended September 30, 2018.

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

Stock Compensation Plan

We account for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation”. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of stock awards and restricted stock awards is equal to the fair value of our stock on the grant date. The amortization of compensation costs for the awards of stock, stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income (Loss) and amounted to $129,026 and $130,763 for the three months ended December 31, 2018 and 2017, respectively.

During the three months ended December 31, 2018, the following stock options, which vest one year after grant date, were granted under our Stock Option Plan:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

12/10/18	12	385,000	$13.64	12/10/26

During the three months ended December 31, 2017, no stock options were granted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year indicated:

Fiscal 2019
Dividend yield	4.99%
Expected volatility	17.02%
Risk-free interest rate	2.92%
Expected lives (years)	8
Estimated forfeitures	-0-

The weighted-average fair value of options granted during the three months ended December 31, 2018 was $1.19 per share subject to the option.

During the three months ended December 31, 2018 and December 31, 2017, 25,000 and 12,500 shares of restricted stock were granted, respectively. During the three months ended December 31, 2018, no options were exercised. During the three months ended December 31, 2017, two participants exercised options awarded under the Plan to purchase an aggregate of 20,000 shares of common stock at an exercise price of $14.24 per share for total proceeds of $284,800. As of December 31, 2018, a total of 1,261,872 shares were available for grant as stock options, as restricted stock, or other equity based awards, plus any shares subject to outstanding options that expire or are forfeited without being exercised. As of December 31, 2018, there were outstanding options to purchase 1,080,000 shares with an aggregate intrinsic value of $1,002,300.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for our fiscal year beginning October 1, 2018. The most significant change for us, once ASU 2016-01 was adopted, was the accounting treatment for our investments in marketable securities that are classified as available for sale. The accounting treatment used for our Consolidated Financial Statements through Fiscal 2018 was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, effective October 1, 2018, these marketable securities continue to be measured at fair value, however the changes in net unrealized holding gains and losses are now recognized through net income on our Consolidated Statements of Income (Loss). On October 1, 2018, unrealized net holding losses of $24,744,579 were reclassed to beginning Undistributed Income (Loss) to recognize the unrealized losses previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets.

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessee and lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The most significant changes related to lessor accounting under ASU 2016-02 include bifurcating revenue into lease and non-lease components and the new standard’s narrow definition of initial direct costs for leases. Since our revenue is primarily derived from leasing activities from long-term net leases and since we currently do not capitalize indirect costs for leases, we believe that we will continue to account for our leases and related leasing costs in substantially the same manner as we currently do once the adoption of the ASU 2016-02 becomes effective. In addition, the guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. Therefore, the most significant impact for us may be the recognition of our corporate office lease, while accounting where we are the lessor will remain substantially the same. Upon adoption, we may recognize an asset and lease liability equal to the present value of the minimum lease payments due under our corporate office lease. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. The amendment in ASU 2018-10 affects narrow aspects of the guidance issued earlier in ASU 2016-02 by removing certain inconsistencies and providing additional clarification related to the guidance issued earlier. We are currently evaluating the potential impact this standard may have on our consolidated financial statements and expect that the adoption of this standard will not have a significant impact on our consolidated financial statements and related disclosures. In December 2018, the FASB issued ASU 2018-20 “Narrow-Scope Improvements for Lessors”. Similar to ASU 2018-10, 2018-20 affects narrow aspects of the guidance issued earlier in ASU 2016-02 as well by providing additional clarification related to the guidance issued earlier. The most significant changes related to lessor accounting under ASU 2018-20 is the clarification of how to treat payments made by a lessee directly to a third party, such as real estate taxes paid by the lessee directly to the taxing authority, whereby items paid directly by the lessee to a third party should not be reflected in the lessors income statement and, thus, should not be bifurcated into revenue. A majority of our reimbursable expenses are paid by us and are billed back to our lessees. Therefore, these reimbursable expenses will continue to be presented separately by bifurcating these revenue and expense items in our Consolidated Statements of Income. We are currently evaluating the potential impact this standard may have on our consolidated financial statements and expect that the adoption of this standard will not have a significant impact on our consolidated financial statements and related disclosures other than, any of these types of payments made by a lessee directly to a third party will no longer be presented on a gross basis in our Consolidated Statements of Income, which will have a net zero effect on our Net Income Attributable to Common Shareholders. ASU 2016-02, 2018-10 and 2018-20 are effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2018. Therefore, we expect to adopt these standards effective October 1, 2019.

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

NOTE 2 – NET INCOME PER SHARE

Basic Net Income per Common Share is calculated by dividing Net Income Attributable to Common Shareholders by the weighted-average number of common shares outstanding during the period. Diluted Net Income per Common Share is calculated by dividing Net Income Attributable to Common Shareholders by the weighted-average number of common shares outstanding for the period and, when dilutive, the potential net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

In addition, common stock equivalents of 154,323 and 211,382 shares are included in the diluted weighted average shares outstanding for the three months ended December 31, 2018 and 2017, respectively. For the diluted weighted average shares outstanding for the three months ended December 31, 2018 and 2017, 130,000 and -0- options to purchase shares of common stock were antidilutive.

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

On November 30, 2018, we purchased a newly constructed 126,520 square foot industrial building, situated on 29.4 acres, located in Savannah, GA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 10 years through October 2028. The purchase price was $27,832,780. We obtained a 15 year, fully-amortizing mortgage loan of $17,500,000 at a fixed interest rate of 4.40%. Annual rental revenue over the remaining term of the lease averages approximately $1,755,000.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

We evaluated the property acquisitions which took place during the three months ended December 31, 2018, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for the two properties purchased during fiscal 2019 as asset acquisitions and allocated the total cash consideration, including transaction costs of approximately $324,000, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions. The financial information set forth below summarizes our purchase price allocation for these two properties acquired during the three months ended December 31, 2018 that are accounted for as asset acquisitions:

Land	$11,777,685
Building	99,741,497
In-Place Leases	1,886,366

The following table summarizes the operating results included in our consolidated statements of income for the three months ended December 31, 2018 for the two properties acquired during the three months ended December 31, 2018:

Three Months Ended 12/31/2018

Rental Revenues	$1,321,472
Net Income Attributable to Common Shareholders	474,061

Expansions

Subsequent to the quarter end, we completed a 154,800 square foot property expansion at our property located in Monroe (Cincinnati), OH for a total project cost of approximately $9,072,000. The expansion resulted in a new 15 year lease which extended the prior lease expiration date from February 2030 to January 2034. The expansion also resulted in an increase in initial annual rent effective February 1, 2019 by approximately $862,000 from approximately $961,000, or $4.14 per square foot, to approximately $1,823,000, or $4.71 per square foot. In addition, the annual rent will increase by 2% per annum.

Dispositions

We have not had any dispositions thus far in fiscal 2019. During fiscal 2018, there were two leases that were set to expire with Kellogg Sales Company (Kellogg) at our 65,067 square foot facility in Kansas City, MO through July 31, 2018 and at our 50,400 square foot facility in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. On December 18, 2017, we sold our property, located in Kansas City, MO for $4,900,000, with net sale proceeds of approximately $4,602,000 and, on December 22, 2017, we sold our property, located in Orangeburg, NY for $6,170,000, with net sale proceeds of approximately $5,898,000. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

Since the sale of these two properties did not represent a strategic shift that had a major effect on our operations and financial results, the operations generated from these properties were not included in Discontinued Operations.

The following table summarizes the operations of the two properties that were sold during the prior year quarter, prior to their sales, that are included in the accompanying Consolidated Statements of Income for the three months ended December 31, 2018 and 2017.

	Three Months Ended
	12/31/2018	12/31/2017
Rental and Reimbursement Revenue	$-0-	$579,762
Lease Termination Income	-0-	210,261
Real Estate Taxes	-0-	(210,711)
Operating Expenses	-0-	(48,335)
Depreciation & Amortization	-0-	(58,542)
Interest Expense, including Amortization of Financing Costs	-0-	(14,601)
Income from Operations	-0-	457,834
Gain on Sale of Real Estate Investments	-0-	5,387,886
Net Income	$-0-	$5,845,720

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing our historical financial statements and the effect of additional revenue and expenses generated from property acquired and expanded during fiscal 2019 to date, and during fiscal 2018, assuming that the acquisitions and completed expansions had occurred as of October 1, 2017, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions. In addition, Net Income (Loss) Attributable to Common Shareholders excludes the operations, including the exclusion of the related realized gain, of the four properties sold during fiscal 2018. Furthermore, the proceeds raised from our Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the pro forma Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the DRIP, as if all the shares raised had occurred on October 1, 2017. Additionally, the net proceeds raised from the issuance of our 6.125% Series C Cumulative Redeemable Preferred Stock through our At-The-Market Sales Agreement Program were used to help fund property acquisitions and, therefore, the pro forma preferred dividend has been adjusted to account for its effect on pro forma Net Income (Loss) Attributable to Common Shareholders as if all the preferred stock issuances had occurred on October 1, 2017. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended
	12/31/2018		12/31/2017
	As Reported	Pro-forma	As Reported	Pro-forma

Rental Revenue	$32,616,825	$33,285,800	$27,692,482	$32,911,900

Net Income (Loss) Attributable to Common Shareholders	$(32,363,663)	$(32,397,400)	$13,313,455	$8,615,800

Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$(0.36)	$(0.35)	$0.17	$0.10

Tenant Concentration

We have a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties, consisting of 61 separate stand-alone leases covering approximately 10,465,000 square feet as of December 31, 2018 and 59 separate stand-alone leases covering approximately 9,513,000 square feet as of December 31, 2017. As of December 31, 2018, the 61 separate stand-alone leases that are leased to FDX and FDX subsidiaries are located in 25 different states and have a weighted average lease maturity of 9.3 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 49% (5% to FDX and 44% to FDX subsidiaries) as of December 31, 2018 and 50% (8% to FDX and 42% to FDX subsidiaries) as of December 31, 2017. As of December 31, 2018, no other tenant accounted for 5% or more of our total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 60% (5% to FDX and 55% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2019, and was 60% (7% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2018. No other tenant accounted for 5% or more of our total Rental and Reimbursement Revenue for the three months ended December 31, 2018 and 2017.

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

In addition to real estate property holdings, we held $145,810,088 in marketable REIT securities at December 31, 2018, representing 7.1% of our undepreciated assets (which is our total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance our diversification. The securities portfolio provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

Our Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $145,810,088 as of December 31, 2018. We generally limit our investment in marketable securities to no more than approximately 10% of our undepreciated assets (which is our total assets excluding accumulated depreciation). Total assets excluding accumulated depreciation were $2,046,860,425 as of December 31, 2018. We held $145,810,088 in marketable REIT securities as of December 31, 2018, representing 7.1% of our undepreciated assets. The REIT securities portfolio provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the three months ended December 31, 2018, we did not sell or redeem any securities. In addition, we recognized dividend income on our investment in securities of $4,331,260 for the three months ended December 31, 2018. We also made purchases of $33,516,432 in Securities Available for Sale at Fair Value. Of this amount, we made total purchases of 17,460 common shares of UMH Properties, Inc. (UMH), a related REIT, for a total cost of $213,880, or an average cost of $12.25 per share, which were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. We owned a total of 1,205,680 UMH common shares as of December 31, 2018 at a total cost of $12,274,517 and a fair value of $14,950,430 representing 3.1% of the outstanding common shares of UMH. In addition, as of December 31, 2018 we own 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2,500,000 with a fair value of $2,551,000. The unrealized gain on our investment in UMH’s common and preferred stock as of December 31, 2018 was $2,726,913.

As of December 31, 2018, we had total net unrealized holding losses on our securities portfolio of $67,371,468. As a result of the adoption of ASU 2016-01, as of October 1, 2018, $42,626,889 of the net unrealized holding losses have been reflected as Unrealized Holding Losses Arising During the Period in the accompanying Consolidated Statements of Income (Loss) and the remaining $24,744,579 of the net unrealized holding losses have been reflected as a reclass to beginning Undistributed Income (Loss).

We consider many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. We normally hold REIT securities long-term and have the ability and intent to hold these securities to recovery. We have determined that none of our security holdings are other than temporarily impaired and therefore all unrealized losses from these securities have been recognized as Unrealized Holding Losses Arising During the Period in our Consolidated Statements of Income (Loss). If we were to determine any of our securities to be other than temporarily impaired, we would record an impairment charge in our Consolidated Statements of Income (Loss).

NOTE 5 – DEBT

For the three months ended December 31, 2018 and 2017, amortization of financing costs included in interest expense was $317,113 and $293,894, respectively.

As of December 31, 2018, we owned 113 properties, of which 63 carried Fixed Rate Mortgage Notes Payable with outstanding principal balances totaling $780,147,204. The following is a summary of our Fixed Rate Mortgage Notes Payable as of December 31, 2018 and September 30, 2018:

	12/31/2018		9/30/2018
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$780,147,204	4.08%	$719,768,355	4.07%

Debt Issuance Costs	$12,047,743		$11,715,985
Accumulated Amortization of Debt Issuance Costs	(3,605,657)		(3,493,279)
Unamortized Debt Issuance Costs	$8,442,086		$8,222,706

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$771,705,118		$711,545,649

(1) Weighted average interest rate excludes amortization of debt issuance costs.

As of December 31, 2018, interest payable on these mortgages were at fixed rates ranging from 3.45% to 7.60%, with a weighted average interest rate of 4.08%. This compares to a weighted average interest rate of 4.07% as of September 30, 2018 and 4.16% as of December 31, 2017. As of December 31, 2018, the weighted average loan maturity of the Fixed Rate Mortgage Notes Payable was 11.8 years. This compares to a weighted average loan maturity of the Fixed Rate Mortgage Notes Payable of 11.7 years as of September 30, 2018 and 11.5 years as of December 31, 2017.

In connection with the two properties acquired during the three months ended December 31, 2018, which are located in Trenton, NJ and Savannah, GA (as described in Note 3), we obtained two 15 year fully-amortizing mortgage loans. The two mortgage loans originally totaled $72,500,000 with a weighted average interest rate of 4.20%.

As of December 31, 2018, Loans Payable represented the amount drawn down on our $200,000,000 unsecured line of credit facility (the Facility) in the amount of $110,000,000 and the amount drawn down on our margin loan of $15,814,547.

The Facility matures in September 2020 with a one year extension at our option (subject to various conditions as specified in the loan agreement). During the three months ended December 31, 2018 we paid down our Facility by $50,000,000. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Effective, March 22, 2018, the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 7.0% to 6.5%, thus increasing the value of the borrowing base properties under the terms of the agreement. Borrowings under the Facility, will, at our election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on our leverage ratio. Our borrowings as of December 31, 2018, based on our leverage ratio, bear interest at LIBOR plus 170 basis points, which represented an interest rate of 4.22%. In addition, we have a $100,000,000 accordion feature, bringing the total potential availability under the Facility (subject to various conditions as specified in the loan agreement) up to $300,000,000.

We also invest in equity securities of other REITs which provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. From time to time, we may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, we may borrow up to 50% of the value of the marketable securities, which was $145,810,088 as of December 31, 2018. As of December 31, 2018, we had $15,814,547 drawn against the margin at an interest rate of 3.0%.

NOTE 6 – SHAREHOLDERS’ EQUITY

Our authorized stock as of December 31, 2018 consisted of 188,039,750 shares of common stock, of which 92,335,115 shares were issued and outstanding, 16,400,000 authorized shares of 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), of which 11,532,445 shares were issued and outstanding, and 200,000,000 authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

Common Stock

In October 2018, we completed a public offering of 9,200,000 shares of our Common Stock (including the underwriters’ option to purchase 1,200,000 additional shares) at a price of $15.00 per share, before underwriting discounts. We received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of approximately $132,338,000.

We raised $22,110,506 (including dividend reinvestments of $4,515,081) from the issuance of 1,606,981 shares of common stock under our DRIP during the three months ended December 31, 2018. During the three months ended December 31, 2018, we paid $15,569,911 in total cash dividends, or $0.17 per share, to common shareholders, of which $4,515,081 was reinvested in the DRIP, representing a 29% participation rate.

On January 16, 2019, our Board of Directors declared a dividend of $0.17 per share to be paid March 15, 2019 to common shareholders of record as of the close of business on February 15, 2019.

On January 16, 2019, our Board of Directors authorized a $40,000,000 increase to our previously announced Common Stock Repurchase Program (the “Program”), bringing the total available under the Program to $50,000,000. The timing, manner, price and amount of any repurchase will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. To date, we have not repurchased any common stock pursuant to the Program and we may elect not to repurchase any common stock in the future. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice.

6.125% Series C Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2018, we paid $4,414,770 in Preferred Dividends, or $0.3828125 per share, on our outstanding 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share (6.125% Series C preferred stock) for the period September 1, 2018 through November 30, 2018. As of December 31, 2018, we have accrued Preferred Dividends of $1,471,588 covering the period December 1, 2018 to December 31, 2018. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. The 6.125% Series C Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to our qualification as a REIT, or in connection with a change of control, the 6.125% Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time, and from time to time, the 6.125% Series C Preferred Stock will be redeemable in whole, or in part, at our option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. On January 16, 2019, our Board of Directors declared a dividend of $0.3828125 per share to be paid March 15, 2019 to the 6.125% Series C Preferred shareholders of record as of the close of business on February 15, 2019.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Cumulative Redeemable Preferred Stock, having an aggregate sales price of up to $100,000,000. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125,000,000 of our 6.125% Series C preferred stock. Sales of shares of our 6.125% Series C preferred stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C preferred stock or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through December 31, 2018, we sold 3,132,445 shares under these programs at a weighted average price of $25.04 per share, and generated net proceeds, after offering expenses, of approximately $76,831,000, of which 44,444 shares were sold during the three months ended December 31, 2018 at a weighted average price of $23.77 per share, and generated net proceeds, after offering expenses, of approximately $1,006,000. As of December 31, 2018, there is approximately $118,039,000 remaining that may be sold under the Preferred Stock ATM Program.

As of December 31, 2018, 11,532,445 shares of the 6.125% Series C Preferred Stock were issued and outstanding.

NOTE 7 - FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. Our financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at December 31, 2018 and September 30, 2018:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2018:
Equity Securities – Preferred Stock	$8,163,979	$8,163,979	$-0-	$-0-
Equity Securities – Common Stock	137,643,165	137,643,165	-0-	-0-
Mortgage Backed Securities	2,944	2,944	-0-	-0-
Total Securities Available for Sale at Fair Value	$145,810,088	$145,810,088	$-0-	$-0-

As of September 30, 2018:
Equity Securities – Preferred Stock	$7,309,472	$7,309,472	$-0-	$-0-
Equity Securities – Common Stock	147,607,965	147,607,965	-0-	-0-
Mortgage Backed Securities	3,108	3,108	-0-	-0-
Total Securities Available for Sale at Fair Value	$154,920,545	$154,920,545	$-0-	$-0-

In addition to our investments in Securities Available for Sale at Fair Value, we are required to disclose certain information about fair values of other financial instruments. Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time our entire holdings of financial instruments. For a portion of our other financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions, many of which involve events outside the control of management. Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties; future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model. The use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of Fixed Rate Mortgage Notes Payable is based on discounting the future cash flows at a yearend risk adjusted borrowing rate currently available to us for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At December 31, 2018, the Fixed Rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to approximately $766,678,000 and the carrying value amounted to $780,147,204.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended December 31, 2018 and 2017 was approximately $8,879,000 and $7,198,000, respectively.

During the three months ended December 31, 2018 and 2017, we had dividend reinvestments of $4,515,081 and $2,919,972, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

From time to time, we may be subject to claims and litigation in the ordinary course of business. We do not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

We have entered into agreements to purchase two new build-to-suit, industrial buildings that are currently being developed in Indiana and North Carolina, totaling approximately 882,000 square feet, with net-leased terms of 15 years each. The aggregate purchase price for these properties is approximately $122,414,000. One of these properties, consisting of approximately 613,000 square feet, or 69%, is leased to Amazon.com Services, Inc. The other property, consisting of approximately 269,000 square feet, or 31%, is leased to FedEx Ground Package System, Inc. Both of these properties are leased to tenants, or to subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing one of these transactions sometime during the fourth quarter of fiscal 2019 and closing the other one during the first half of fiscal 2020. In connection with one of these properties, we have entered into a commitment to obtain an 18 year, fully-amortizing mortgage loan of $52,500,000 with a fixed interest rate of 4.27%.

We have entered into a new ten year lease for our future corporate office space located in Holmdel, NJ. The new lease is for 13,239 square feet and is expected to commence during our 4th quarter of fiscal 2019, at which time we expect to assign our lease pertaining to our current corporate office space located in Freehold, NJ to UMH. Initial annual rent for our new corporate office is approximately $410,000 or $31.00 per square foot.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On January 16, 2019, our Board of Directors declared a common dividend of $0.17 per share to be paid March 15, 2019 to the common shareholders of record as of the close of business on February 15, 2019.

On January 16, 2019, our Board of Directors declared a preferred dividend of $0.3828125 per share to be paid March 15, 2019 to the 6.125% Series C Preferred shareholders of record as of the close of business on February 15, 2019.

Subsequent to the quarter end, we completed a 154,800 square foot property expansion at our property located in Monroe (Cincinnati), OH for a total project cost of approximately $9,072,000. The expansion resulted in a new 15 year lease which extended the prior lease expiration date from February 2030 to January 2034. The expansion also resulted in an increase in initial annual rent effective February 1, 2019 by approximately $862,000 from approximately $961,000, or $4.14 per square foot, to approximately $1,823,000, or $4.71 per square foot. In addition, the annual rent will increase by 2% per annum.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Activity

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

We operate as a real estate investment trust (REIT). We seek to invest in well-located, modern single-tenant industrial buildings leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. We were founded in 1968 and are one of the oldest public equity REITs in the world. During the three months ended December 31, 2018, we purchased two new built-to-suit, net-leased, industrial properties, located in Trenton, NJ and Savannah, GA totaling approximately 474,000 square feet, for approximately $113,081,000 in the aggregate. In connection with the two properties acquired during the three months ended December 31, 2018, we obtained two 15 year fully-amortizing mortgage loans originally totaling $72,500,000 with a weighted average interest rate of 4.20%. As of December 31, 2018, we owned 113 properties with total square footage of approximately 21,647,000. These properties are located in 30 states. As of the quarter ended December 31, 2018, our weighted average lease maturity was approximately 8.0 years, our occupancy rate was 98.9% and our annualized average base rent per occupied square foot was $6.22. As of December 31, 2018, the weighted average building age, based on the square footage of our buildings, was 8.6 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $145,810,088, were $1,835,391,722 as of December 31, 2018.

NOI from property operations increased $4,875,649, or 18%, for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. This increase was primarily due to the acquisition of five industrial properties purchased during the last three quarters of fiscal 2018 and the two industrial properties purchased during the first quarter of fiscal 2019.

We evaluate our financial performance using Net Operating Income (NOI) from property operations, which we believe is a useful indicator of our operating performance. NOI is a non-GAAP financial measure that we define as Net Income Attributable to Common Shareholders plus Preferred Dividends, General and Administrative Expenses, Depreciation, Amortization of Capitalized Lease Costs and Intangible Assets, Interest Expense, including Amortization of Financing Costs, Unrealized Holding Losses Arising During the Period, less Dividend and Interest Income, Gain on Sale of Securities Transactions, Gain on Sale of Real Estate Investments and Lease Termination Income. The components of NOI are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities, and repairs and maintenance. Other REITs may use different methodologies to calculate NOI and, accordingly, our NOI may not be comparable to all other REITs.

The following is a reconciliation of our Net Income (Loss) Attributable to Common Shareholders to our NOI for the three months ended December 31, 2018 and 2017:

	Three Months Ended
	12/31/2018	12/31/2017
Net Income (Loss) Attributable to Common Shareholders	$(32,363,663)	$13,313,455
Plus: Preferred Dividends	4,420,441	4,316,946
Plus: General & Administrative Expenses	1,816,892	1,947,032
Plus: Depreciation	10,477,844	8,483,984
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	702,393	538,071
Plus: Interest Expense, including Amortization of Financing Costs	9,005,405	7,405,947
Plus: Unrealized Holding Losses Arising During the Period	42,626,889	-0-
Less: Dividend and Interest Income	(4,367,634)	(2,864,217)
Less: Gain on Sale of Securities Transactions	-0-	(100,153)
Less: Gain on Sale of Real Estate Investments	-0-	(5,387,886)
Less: Lease Termination Income	-0-	(210,261)
Net Operating Income- NOI	$32,318,567	$27,442,918

The components of our NOI for the three months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended
	12/31/2018	12/31/2017
Rental Revenue	$32,616,825	$27,692,482
Reimbursement Revenue	6,529,789	5,772,167
Total Rental and Reimbursement Revenue	39,146,614	33,464,649
Real Estate Taxes	(4,963,800)	(4,585,490)
Operating Expenses	(1,864,247)	(1,436,241)
Net Operating Income- NOI	$32,318,567	$27,442,918

Acquisitions

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

On November 30, 2018, we purchased a newly constructed 126,520 square foot industrial building, situated on 29.4 acres, located in Savannah, GA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 10 years through October 2028. The purchase price was $27,832,780. We obtained a 15 year, fully-amortizing mortgage loan of $17,500,000 at a fixed interest rate of 4.40%. Annual rental revenue over the remaining term of the lease averages approximately $1,755,000.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

Expansions

Subsequent to the quarter end, we completed a 154,800 square foot property expansion at our property located in Monroe (Cincinnati), OH for a total project cost of approximately $9,072,000. The expansion resulted in a new 15 year lease which extended the prior lease expiration date from February 2030 to January 2034. The expansion also resulted in an increase in initial annual rent effective February 1, 2019 by approximately $862,000 from approximately $961,000, or $4.14 per square foot, to approximately $1,823,000, or $4.71 per square foot. In addition, the annual rent will increase by 2% per annum.

Commitments

We have entered into agreements to purchase two new build-to-suit, industrial buildings that are currently being developed in Indiana and North Carolina, totaling approximately 882,000 square feet, with net-leased terms of 15 years each. The aggregate purchase price for these properties is approximately $122,414,000. One of these properties, consisting of approximately 613,000 square feet, or 69%, is leased to Amazon.com Services, Inc. The other property, consisting of approximately 269,000 square feet, or 31%, is leased to FedEx Ground Package System, Inc. Both of these properties are leased to tenants, or to subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing one of these transactions sometime during the fourth quarter of fiscal 2019 and closing the other one during the first half of fiscal 2020. In connection with one of these properties, we have entered into a commitment to obtain an 18 year, fully-amortizing mortgage loan of $52,500,000 with a fixed interest rate of 4.27%.

We have entered into a new ten year lease for our future corporate office space located in Holmdel, NJ. The new lease is for 13,239 square feet and is expected to commence during our 4th quarter of fiscal 2019, at which time we expect to assign our lease pertaining to our current corporate office space located in Freehold, NJ to UMH. Initial annual rent for our new corporate office is approximately $410,000 or $31.00 per square foot.

See PART I, Item 1 – Business in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for a more complete discussion of the economic and industry-wide factors relevant to us and the opportunities, challenges, and risks on which we are focused.

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

On a regular basis, we evaluate our assumptions, judgments and estimates. Other than the adoption of Accounting Standards Update (ASU) 2016-01, as further described below, we believe that there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for fiscal year ended September 30, 2018.

Changes in Results of Operations

As of December 31, 2018, we owned 113 properties with total square footage of approximately 21,647,000, as compared to 108 properties with total square footage of approximately 19,096,000, as of December 31, 2017, representing an increase in square footage of 13.4%. At quarter end, the Company’s weighted average lease expiration term was approximately 8.0 years, as compared to 7.9 years at the end of the prior year period. Our occupancy rate was 98.9% as of December 31, 2018, as compared to 99.5% as of December 31, 2017, representing a decrease of 60 basis points. Our weighted average building age was 8.6 years as of December 31, 2018, as compared to 9.1 years as of December 31, 2017.

Fiscal 2019 Renewals

In fiscal 2019, approximately 7% of our gross leasable area, representing 12 leases totaling 1,485,770 square feet, is set to expire. As of the date of this quarterly report, 5 of the 12 leases have been renewed. The five leases that have been renewed thus far represent 802,595 square feet, or 54% of the expiring square footage, and have a weighted average lease term of 8.4 years.

We have incurred or we expect to incur tenant improvement costs of approximately $1,798,000 and leasing commission costs of approximately $991,000 in connection with these five lease renewals. The table below summarizes the lease terms of the five leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Somerset, NJ	Taco Bell	21,365	$4.68	$4.68	10/14/18	$5.15	$5.15	10/14/23	5.0	$-0-	$-0-
Carrollton (Dallas), TX	Carrier Enterprise	184,317	8.20	8.55	01/11/19	6.24	6.00	01/31/24	5.0	0.20	0.39
Lebanon (Cincinnati), OH	Siemens Real Estate	51,130	8.82	9.67	04/30/19	8.94	8.50	04/30/24	5.0	0.40	0.40
Memphis, TN (2)	FedEx Trade Networks	449,900	2.84	2.95	05/31/19	3.10	3.10	05/31/29	10.0	0.30	0.09
Jacksonville, FL	FedEx Express	95,883	5.40	5.40	05/31/19	5.59	5.59	05/31/29	10.0	0.17	0.11
	Total	802,595

Weighted Average			$4.81	$5.00		$4.55	$4.46		8.4	$0.27	$0.15

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.
(2)	We have agreed to the renewal terms with the tenant and the finalized signed lease is forthcoming.

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

Our 91,776 square foot facility located in Hanahan (Charleston), SC, was leased to FedEx Ground Package System, Inc. and renewed for only four months, until November 30, 2018 because the tenant moved their operations from our 91,776 square foot facility to our newly constructed, much larger, 265,318 square foot facility, which is also located in Charleston, SC. The new 265,318 square foot facility is leased to FedEx Ground Package System, Inc. for 15 years through June 2033. In addition, Carrier Enterprise, LLC (United Technologies) informed us that they will not be renewing their lease for our 60,000 square foot facility located in Richmond, VA which expired on November 30, 2018. Both our 91,776 square foot facility located in Hanahan (Charleston), SC and our 60,000 square foot facility located in Richmond, VA are currently being marketed.

The remaining five leases that are still set to expire during fiscal 2019 are currently under discussion.

Rental Revenue increased $4,924,343, or 18%, for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. This increase was primarily due to the acquisition of five industrial properties purchased during the last three quarters of fiscal 2018 and the two industrial properties purchased during the first quarter of fiscal 2019.

Our single-tenant properties are subject to net leases which require the tenants to reimburse us for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. For the three months ended December 31, 2018 compared to the three months ended December 31, 2017, Reimbursement Revenue increased $757,622, or 13%, Real Estate Tax Expense increased $378,310, or 8%, and Operating Expenses increased $428,006, or 30%. These increases in Reimbursement Revenue, Real Estate Taxes and Operating Expenses for the three months ended December 31, 2018 were primarily due to our newly acquired properties. Reimbursement Revenue as a percentage of total Real Estate Taxes and Operating Expenses for the three months ended December 31, 2018 and December 31, 2017 has remained in line at 96%.

General and Administrative Expenses decreased $130,140, or 6.7%, for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. The decrease was primarily due to a decrease in bonuses and a decrease in professional fees. General and Administrative Expenses, as a percentage of gross revenue, (which includes Rental Revenue, Reimbursement Revenue and Dividend and Interest Income), decreased to 4.2% for the three months ended December 31, 2018 as compared to 5.4% for the three months ended December 31, 2017. Annualized General and Administrative Expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation) decreased to 36 basis points from 46 basis points for the three months ended December 31, 2018 and 2017, respectively.

We recognized a Gain on Sale of Securities Transactions of $-0- and $100,153 for the three months ended December 31, 2018 and 2017, respectively. Unrealized Holding Losses Arising During the Period increased $42,626,889 for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. The increase was due to the adoption of ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” which became effective October 1, 2018. Prior to the adoption of ASU 2016-01, the accounting treatment used for our Consolidated Financial Statements through Fiscal 2018, was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). With the adoption of ASU 2016-01, effective October 1, 2018, these marketable securities continue to be measured at fair value, however the changes in net unrealized holding gains and losses are now recognized through net income. We recognized dividend income on our investment in securities of $4,331,260 and $2,862,644 for the three months ended December 31, 2018 and 2017, respectively, representing an increase of 51%. These increases are due to a higher average carrying value of the REIT securities portfolio during the current three month period compared to the prior year three month period. We held $145,810,088 in marketable REIT securities as of December 31, 2018, representing 7.1% of our undepreciated assets. The REIT securities portfolio’s weighted average yield for three months ended December 31, 2018 was approximately 8.6% as compared to 9.1% for the three months ended December 31, 2017.

Interest Expense, including Amortization of Financing Costs, increased $1,599,458, or 22%, for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. This increase is primarily due to an increase in the average balance of Fixed Rate Mortgage Notes Payable due to the seven newly acquired properties purchased since January 1, 2018. The Fixed Rate Mortgage Notes Payable balance increased $159,735,667 or 26% from December 31, 2017 to December 31, 2018. This increase was partially offset by a decrease of 8 basis points in the weighted average interest rate of the Fixed Rate Mortgage Notes Payable, which decreased from 4.16% at December 31, 2017 to 4.08% at December 31, 2018.

Changes in Financial Condition

We generated Net Cash from Operating Activities of $21,911,976 and $17,090,439 for the three months ended December 31, 2018 and 2017, respectively.

Net Real Estate Investments increased $105,375,126 from September 30, 2018 to December 31, 2018. This increase was mainly due to the purchase of two net-leased industrial properties, located in Trenton, NJ and Savannah, GA, totaling approximately 474,000 square feet, for approximately $113,081,000. The increase was partially offset by Depreciation Expense for the three months ended December 31, 2018 of approximately $10,438,000.

Securities Available for Sale decreased $9,110,457 from September 30, 2018 to December 31, 2018. The decrease was due to a net increase in Unrealized Holding Loss of $42,626,889 offset by purchases of securities totaling $33,516,432.

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs (Mortgage Notes Payable), increased $60,159,469 from September 30, 2018 to December 31, 2018. The increase was mostly due to the origination of two, 15 year fully-amortizing mortgage loans, originally totaling $72,500,000 with a weighted average interest rate of 4.20% obtained in connection with the two industrial properties purchased during the first quarter of fiscal 2019. Details on these two fixed rate mortgages are as follows:

Property	Mortgage amount	Maturity Date	Interest Rate
Trenton, NJ	$55,000,000	11/1/2033	4.13%
Savannah, GA	17,500,000	12/1/2033	4.40%

The increase in Mortgage Notes Payable was also partially due to the amortization of financing costs associated with the Mortgage Notes Payable of approximately $223,000. This increase was partially offset by scheduled payments of principal of approximately $12,121,000. In addition, the increase in Mortgage Notes Payable was partially offset by the addition of deferred financing costs of approximately $442,000 which is associated with the two mortgages obtained in connection with the two industrial properties purchased during the first quarter of fiscal 2019.

Excluding Debt Issuance Costs, the weighted average interest rate on the Fixed Rate Mortgage Notes Payable decreased by 8 basis points from the prior year quarter from 4.16% at December 31, 2017 to 4.08% at December 31, 2018.

We are scheduled to repay a total of approximately $63,963,000 in mortgage principal payments over the next 12 months. We intend to make these principal payments from the funds generated from Cash from Operations, the DRIP, the At-The-Market Preferred Equity Program (Preferred Stock ATM Program) and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $21,911,976 and $17,090,439 for the three months ended December 31, 2018 and 2017, respectively. Dividends paid on common stock for the three months ended December 31, 2018 and 2017 were $15,569,911 and $13,016,722, respectively (of which $4,515,081 and $2,919,973, respectively, were reinvested). We pay dividends from cash generated from operations.

As of December 31, 2018, we held $145,810,088 in marketable REIT securities, representing 7.1% of our undepreciated assets (which is our total assets excluding accumulated depreciation). We generally limit our marketable securities investments to no more than approximately 10% of our undepreciated assets. From time to time, we may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, we may borrow up to 50% of the value of the marketable securities. As of December 31, 2018, we had $15,814,547 drawn against the margin. The current margin interest rate is 3.0%. The marketable REIT securities portfolio provides us with additional liquidity, diversification and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of December 31, 2018, we had net Unrealized Holding Losses on our portfolio of $67,371,468 as compared to net Unrealized Holding Losses of $24,744,579 as of September 30, 2018, representing an increase of $42,626,889. No securities were sold during the three months ended December 31, 2018 and we recognized a Gain on Sale of Securities Transactions of $100,153 for the three months ended December 31, 2017. During the three months ended December 31, 2018 and 2017, we purchased securities of $33,516,432 and $19,714,857, respectively. We recognized dividend income on our investment in securities of $4,331,260 and $2,862,644 for the three months ended December 31, 2018 and 2017, respectively, representing an increase of 51%. The dividends received from our investments continue to meet our expectations.

As of December 31, 2018, we owned 113 properties, of which 63 carried mortgage loans with outstanding principal balances totaling $780,147,204. The 50 unencumbered properties could be refinanced to raise additional funds, although covenants in our unsecured line of credit facility (the Facility) limit the amount of unencumbered properties that can be mortgaged. As of December 31, 2018, we have drawn down $110,000,000 on the Facility, which had an interest rate of 4.22%. The Facility has total potential availability up to $300,000,000, including the additional $100,000,000 accordion feature. The Facility matures September 2020, with a one-year extension at our option.

As of December 31, 2018, we had total assets of $1,829,356,614 and liabilities of $923,800,404. Our net debt (net of unamortized debt issuance costs and net of cash and cash equivalents) to total market capitalization as of December 31, 2018 was approximately 38% and our net debt, less marketable securities (net of unamortized debt issuance costs, net of cash and cash equivalents and net of marketable securities) to total market capitalization as of December 31, 2018 was approximately 32%. We believe that we have the ability to meet our obligations and to generate funds for new investments.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share, or our 6.125% Series C preferred stock, having an aggregate sales price of up to $100,000,000. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125,000,000 of our 6.125% Series C preferred stock. Since inception through December 31, 2018, we sold 3,132,445 shares under these programs at a weighted average price of $25.04 per share, and generated net proceeds, after offering expenses, of approximately $76,831,000, of which 44,444 shares were sold during the three months ended December 31, 2018 at a weighted average price of $23.77 per share, and generated net proceeds, after offering expenses, of approximately $1,006,000. As of December 31, 2018, there is approximately $118,039,000 remaining that may be sold under the Preferred Stock ATM Program.

As of December 31, 2018, 11,532,445 shares of the 6.125% Series C Preferred Stock were issued and outstanding.

We raised $22,110,506 (including dividend reinvestments of $4,515,081) from the issuance of 1,606,981 shares of common stock under our DRIP during the three months ended December 31, 2018. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 31,325 common shares for a total cost of $410,049, or a weighted average cost of $13.09 per share.

Dividends paid on common stock for the three months ended December 31, 2018 and 2017 were $15,569,911 and $13,016,722, respectively (of which $4,515,081 and $2,919,973, respectively, were reinvested).

During the three months ended December 31, 2018, we paid $15,569,911 in total cash dividends, or $0.17 per share to common shareholders, of which $4,515,081 was reinvested in the DRIP, representing a 29% participation rate. On January 16, 2019, our Board of Directors declared a dividend of $0.17 per common share to be paid on March 15, 2019 to common shareholders of record as of the close of business on February 15, 2019.

During the three months ended December 31, 2018, we paid $4,414,770 in Preferred Dividends, or $0.3828125 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2018 through November 30, 2018. As of December 31, 2018, we have accrued Preferred Dividends of $1,471,588 covering the period December 1, 2018 to December 31, 2018. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. On January 16, 2019, our Board of Directors declared a dividend of $0.3828125 per share to be paid March 15, 2019 to the 6.125% Series C Preferred shareholders of record as of the close of business on February 15, 2019.

We use a variety of sources to fund our cash needs in addition to cash generated from operations. We may sell marketable securities from our investment portfolio, borrow on our unsecured line of credit facility or securities margin loans, refinance debt, or raise capital through the DRIP, the Preferred Stock ATM Program or capital markets.

In addition to the public offering of 9,200,000 shares of our Common Stock in October 2018, which raised $138,000,000 in gross proceeds, we have been raising capital through our DRIP, the Preferred Stock ATM Program, mortgage loans, draws on our unsecured line of credit, sale of marketable securities and funds generated from our investments in net-leased industrial properties. We may raise capital through registered direct placements and public offerings of common and preferred stock. We believe that funds generated from operations, from the DRIP, from the Preferred Stock ATM Program, as well as our ability to finance and refinance our properties, and our availability under our unsecured line of credit, will provide sufficient funds to adequately meet our obligations over the next year.

We have a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties, consisting of 61 separate stand-alone leases covering approximately 10,465,000 square feet as of December 31, 2018 and 59 separate stand-alone leases covering approximately 9,513,000 square feet as of December 31, 2017. As of December 31, 2018, the 61 separate stand-alone leases that are leased to FDX and FDX subsidiaries are located in 25 different states and have a weighted average lease maturity of 9.3 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 49% (5% to FDX and 44% to FDX subsidiaries) as of December 31, 2018 and 50% (8% to FDX and 42% to FDX subsidiaries) as of December 31, 2017. As of December 31, 2018, no other tenant accounted for 5% or more of our total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 60% (5% to FDX and 55% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2019, and was 60% (7% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2018. No other tenant accounted for 5% or more of our total Rental and Reimbursement Revenue for the three months ended December 31, 2018 and 2017.

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

In addition to real estate property holdings, we held $145,810,088 in marketable REIT securities at December 31, 2018, representing 7.1% of our undepreciated assets (which is our total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance our diversification. The securities portfolio provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

Subsequent to the quarter end, we completed a 154,800 square foot property expansion at our property located in Monroe (Cincinnati), OH for a total project cost of approximately $9,072,000. The expansion resulted in a new 15 year lease which extended the prior lease expiration date from February 2030 to January 2034. The expansion also resulted in an increase in initial annual rent effective February 1, 2019 by approximately $862,000 from approximately $961,000, or $4.14 per square foot, to approximately $1,823,000, or $4.71 per square foot. In addition, the annual rent will increase by 2% per annum.

We have entered into agreements to purchase two new build-to-suit, industrial buildings that are currently being developed in Indiana and North Carolina, totaling approximately 882,000 square feet, with net-leased terms of 15 years each. The aggregate purchase price for these properties is approximately $122,414,000. One of these properties, consisting of approximately 613,000 square feet, or 69%, is leased to Amazon.com Services, Inc. The other property, consisting of approximately 269,000 square feet, or 31%, is leased to FedEx Ground Package System, Inc. Both of these properties are leased to tenants, or to subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing one of these transactions sometime during the fourth quarter of fiscal 2019 and closing the other one during the first half of fiscal 2020. In connection with one of these properties, we have entered into a commitment to obtain an 18 year, fully-amortizing mortgage loan of $52,500,000 with a fixed interest rate of 4.27%.

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

Funds From Operations, Core Funds From Operations and Adjusted Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which we believe is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. FFO includes unrealized gains and losses arising during the period from our securities investments and includes gains and losses realized from sales of securities investments. NAREIT created FFO as a non-GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO, excluding Unrealized Holding Gains or Losses Arising During the Period. We define Adjusted Funds From Operations (AFFO) as Core FFO, excluding stock based compensation expense, depreciation of corporate office tenant improvements, amortization of deferred financing costs, lease termination income, net gain or loss on sale of securities transactions, effect of non-cash U.S. GAAP straight-line rent adjustments and subtracting recurring capital expenditures. We define recurring capital expenditures as all capital expenditures that are recurring in nature, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO, Core FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO, Core FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO, Core FFO and AFFO and, accordingly, our FFO, Core FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO, Core FFO and AFFO are significant components in understanding our financial performance.

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

The following is a reconciliation of our U.S. GAAP Net Income to our FFO, Core FFO and AFFO for the three months ended December 31, 2018 and 2017:

	Three Months Ended
	12/31/2018	12/31/2017
Net Income (Loss) Attributable to Common Shareholders	$(32,363,663)	$13,313,455
Plus: Depreciation Expense (excluding Corporate Office Capitalized Costs)	10,438,176	8,444,507
Plus: Amortization of Intangible Assets	500,040	343,746
Plus: Amortization of Capitalized Lease Costs	228,030	220,002
Less: Gain on Sale of Real Estate Investments	-0-	(5,387,886)
FFO Attributable to Common Shareholders	(21,197,417)	16,933,824
Plus: Unrealized Holding Losses Arising During the Period	42,626,889	-0-
Core FFO Attributable to Common Shareholders	21,429,472	16,933,824
Plus: Depreciation of Corporate Office Capitalized Costs	39,668	39,477
Plus: Stock Compensation Expense	129,026	130,763
Plus: Amortization of Financing Costs	317,113	293,894
Less: Gain on Sale of Securities Transactions	-0-	(100,153)
Less: Lease Termination Income	-0-	(210,261)
Less: Recurring Capital Expenditures	(556,725)	(219,246)
Less: Effect of Non-cash U.S. GAAP Straight-line Rent Adjustment	(336,484)	(396,028)
AFFO Attributable to Common Shareholders	$21,022,070	$16,472,270

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the three months ended December 31, 2018 and 2017:

	Three Months Ended
	12/31/2018	12/31/2017

Operating Activities	$21,911,976	$17,090,439
Investing Activities	(153,079,249)	(61,962,572)
Financing Activities	134,611,454	45,401,988

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and are described under the above heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to December 31, 2018 (the date of this Quarterly Report on Form 10-Q).

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal controls over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.

Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the “10-K”) which could materially affect the Company’s business, financial condition or future results. The risks described in the 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.	Other Information. – None

Item 6.	Exhibits

31.1	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

Date: February 7, 2019	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date: February 7, 2019	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

