Form 10-Q
period 2019-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2019-05-09
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Registrant’s telephone number, including area code (732) 577-9996

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MNR	New York Stock Exchange
6.125% Series C Cumulative Redeemable Preferred Stock	MNR-PC	New York Stock Exchange

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of May 1, 2019: 94,188,682

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2019

C O N T E N T S

PART I:

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND SEPTEMBER 30, 2018

(in thousands except per share amounts)

	March 31, 2019	September 30, 2018
	(Unaudited)
ASSETS
Real Estate Investments:
Land	$236,497	$224,719
Buildings and Improvements	1,600,972	1,494,859
Total Real Estate Investments	1,837,469	1,719,578
Accumulated Depreciation	(228,092)	(207,065)
Real Estate Investments	1,609,377	1,512,513

Cash and Cash Equivalents	16,358	9,324
Securities Available for Sale at Fair Value	177,359	154,921
Tenant and Other Receivables	1,702	1,249
Deferred Rent Receivable	10,373	9,656
Prepaid Expenses	10,231	6,190
Intangible Assets, net of Accumulated Amortization of $14,705 and $13,700, respectively	15,471	14,590
Capitalized Lease Costs, net of Accumulated Amortization of $3,651 and $3,271, respectively	4,839	5,232
Financing Costs, net of Accumulated Amortization of $1,183 and $995, respectively	313	500
Other Assets	4,031	4,203

TOTAL ASSETS	$1,850,054	$1,718,378

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2019 AND SEPTEMBER 30, 2018

(in thousands except per share amounts)

	March 31, 2019	September 30, 2018
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$754,123	$711,546
Loans Payable	129,759	186,609
Accounts Payable and Accrued Expenses	2,654	5,891
Other Liabilities	20,406	16,426
Total Liabilities	906,942	920,472

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 16,400 Shares Authorized as of March 31, 2019 and September 30, 2018; 11,969 and 11,488 Shares Issued and Outstanding as of March 31, 2019 and September 30, 2018, respectively	299,230	287,200
Common Stock, $0.01 Par Value Per Share: 188,040 Shares Authorized as of March 31, 2019 and September 30, 2018; 93,869 and 81,503 Shares Issued and Outstanding as of March 31, 2019 and September 30, 2018, respectively	939	815
Excess Stock, $0.01 Par Value Per Share: 200,000 Shares Authorized as of March 31, 2019 and September 30, 2018; No Shares Issued or Outstanding as of March 31, 2019 and September 30, 2018	-0-	-0-
Additional Paid-In Capital	642,943	534,635
Accumulated Other Comprehensive Loss	-0-	(24,744)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	943,112	797,906

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,850,054	$1,718,378

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(in thousands)

	Three Months Ended		Six Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
INCOME:
Rental Revenue	$32,934	$28,610	$65,551	$56,302
Reimbursement Revenue	6,372	5,734	12,902	11,506
Lease Termination Income	-0-	-0-	-0-	210
TOTAL INCOME	39,306	34,344	78,453	68,018

EXPENSES:
Real Estate Taxes	5,088	4,502	10,052	9,087
Operating Expenses	1,673	1,476	3,537	2,913
General & Administrative Expenses	2,252	2,218	4,069	4,165
Depreciation	10,756	8,858	21,234	17,342
Amortization of Capitalized Lease Costs and Intangible Assets	721	589	1,423	1,127
TOTAL EXPENSES	20,490	17,643	40,315	34,634

OTHER INCOME (EXPENSE):
Dividend Income	3,515	2,888	7,882	5,752
Gain on Sale of Securities Transactions	-0-	11	-0-	111
Unrealized Holding Gains (Losses) Arising During the Periods	15,568	-0-	(27,059)	-0-
Interest Expense, including Amortization of Financing Costs	(9,598)	(7,955)	(18,603)	(15,360)
TOTAL OTHER INCOME (EXPENSE)	9,485	(5,056)	(37,780)	(9,497)

INCOME FROM OPERATIONS	28,301	11,645	358	23,887

Gain on Sale of Real Estate Investments	-0-	-0-	-0-	5,388

NET INCOME	28,301	11,645	358	29,275

Less: Preferred Dividends	4,480	4,248	8,901	8,565

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$23,821	$7,397	$(8,543)	$20,710

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018 – CONTINUED

	Three Months Ended		Six Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018

BASIC INCOME (LOSS) – PER SHARE
Net Income	$0.30	$0.15	$-0-	$0.38
Less: Preferred Dividends	(0.04)	(0.05)	(0.09)	(0.11)
Net Income (Loss) Attributable to Common Shareholders - Basic	$0.26	$0.10	$(0.09)	$0.27

DILUTED INCOME (LOSS) – PER SHARE
Net Income	$0.30	$0.15	$-0-	$0.38
Less: Preferred Dividends	(0.04)	(0.05)	(0.09)	(0.11)
Net Income (Loss) Attributable to Common Shareholders - Diluted	$0.26	$0.10	$(0.09)	$0.27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands)
Basic	92,978	77,992	91,728	77,175
Diluted	93,059	78,156	91,831	77,362

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(in thousands)

	Three Months Ended		Six Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018

Net Income	$28,301	$11,645	$358	$29,275
Other Comprehensive Income (Loss):
Unrealized Holding Losses Arising During the Periods	-0-	(26,971)	-0-	(37,584)
Reclassification Adjustment for Net Gains
Realized in Income	-0-	(11)	-0-	(111)
TOTAL COMPREHENSIVE INCOME (LOSS)	28,301	(15,337)	358	(8,420)
Less: Preferred Dividends	4,480	4,248	8,901	8,565
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$23,821	$(19,585)	$(8,543)	$(16,985)

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(in thousands, except per share data)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2018	$923	$288,311	$616,322	$-0-	$-0-	$905,556
Shares Issued in Connection with the DRIP (1)	15	-0-	18,488	-0-	-0-	18,503
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	-0-	10,919	(643)	-0-	-0-	10,276
Shares Issued Through the Exercise of Stock Options	1	-0-	566	-0-	-0-	567
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	215	-0-	-0-	215
Distributions To Common Shareholders ($0.17 per share)	-0-	-0-	7,995	(23,821)	-0-	(15,826)
Net Income	-0-	-0-	-0-	28,301	-0-	28,301
Preferred Dividends ($0.3828125 per share)	-0-	-0-	-0-	(4,480)	-0-	(4,480)
Balance March 31, 2019	$939	$299,230	$642,943	$-0-	$-0-	$943,112

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2017	$772	$271,984	$485,470	$-0-	$(4,143)	$754,083
Shares Issued in Connection with the DRIP (1)	16	-0-	23,495	-0-	-0-	23,511
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	-0-	5,400	(145)	-0-	-0-	5,255
Shares Issued Through the Exercise of Stock Options	-0-	-0-	285	-0-	-0-	285
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	111	-0-	-0-	111
Distributions To Common Shareholders ($0.17 per share)	-0-	-0-	(5,906)	(7,397)	-0-	(13,303)
Net Income	-0-	-0-	-0-	11,645	-0-	11,645
Preferred Dividends ($0.3828125 per share)	-0-	-0-	-0-	(4,248)	-0-	(4,248)
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	(26,982)	(26,982)
Balance March 31, 2018	$788	$277,384	$503,310	$-0-	$(31,125)	$750,357

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(in thousands, except per share data)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2018	$815	$287,200	$534,635	$-0-	$(24,744)	$797,906
Impact of Adoption of Accounting Standards Update 2016-01	-0-	-0-	-0-	$(24,744)	24,744	-0-
Shares Issued in Connection with the DRIP (1)	31	-0-	40,582	-0-	-0-	40,613
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	92	-0-	132,246	-0-	-0-	132,338
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	-0-	12,030	(748)	-0-	-0-	11,282
Shares Issued Through the Exercise of Stock Options	1	-0-	566	-0-	-0-	567
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	344	-0-	-0-	344
Distributions To Common Shareholders ($0.34 per share)	-0-	-0-	(64,682)	33,287	-0-	(31,395)
Net Income	-0-	-0-	-0-	358	-0-	358
Preferred Dividends ($0.765625 per share)	-0-	-0-	-0-	(8,901)	-0-	(8,901)
Balance March 31, 2019	$939	$299,230	$642,943	$-0-	$-0-	$943,112

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2017	$756	$245,986	$459,553	$-0-	$6,570	$712,865
Shares Issued in Connection with the DRIP (1)	32	-0-	49,011	-0-	-0-	49,043
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	-0-	31,398	(456)	-0-	-0-	30,942
Shares Issued Through the Exercise of Stock Options	-0-	-0-	570	-0-	-0-	570
Shares Issued Through Restricted Stock Awards	-0-	-0-	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	242	-0-	-0-	242
Distributions To Common Shareholders ($0.34 per share)	-0-	-0-	(5,610)	(20,710)	-0-	(26,320)
Net Income	-0-	-0-	-0-	29,275	-0-	29,275
Preferred Dividends ($0.765625 per share)	-0-	-0-	-0-	(8,565)	-0-	(8,565)
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	(37,695)	(37,695)
Balance March 31, 2018	$788	$277,384	$503,310	$-0-	$(31,125)	$750,357

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(in thousands)

	Six Months Ended
	3/31/2019	3/31/2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$358	$29,275
Noncash Items Included in Net Income:
Depreciation & Amortization	23,294	19,065
Deferred Straight Line Rent	(825)	(756)
Stock Compensation Expense	344	242
Unrealized Holding Losses Arising During the Periods	27,059	-0-
Gain on Sale of Securities Transactions	-0-	(111)
Gain on Sale of Real Estate Investments	-0-	(5,388)
Changes In:
Tenant & Other Receivables	(401)	851
Prepaid Expenses	(4,041)	(3,905)
Other Assets & Capitalized Lease Costs	1,349	20
Accounts Payable, Accrued Expenses & Other Liabilities	3,511	3,545
NET CASH PROVIDED BY OPERATING ACTIVITIES	50,648	42,838

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(113,406)	(110,046)
Capital Improvements	(9,205)	(2,310)
Proceeds from Sale of Real Estate Investments	-0-	10,500
Return of Deposits on Real Estate	200	450
Deposits Paid on Acquisitions of Real Estate	(1,550)	(1,200)
Proceeds from Sale of Securities Available for Sale	-0-	2,619
Purchase of Securities Available for Sale	(49,497)	(61,069)
NET CASH USED IN INVESTING ACTIVITIES	(173,458)	(161,056)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Draws (Repayments) on Loans Payable	(56,850)	34,250
Proceeds from Fixed Rate Mortgage Notes Payable	72,500	67,100
Principal Payments on Fixed Rate Mortgage Notes Payable	(29,929)	(26,226)
Financing Costs Paid on Debt	(443)	(596)
Proceeds from the Exercise of Stock Options	567	570
Proceeds from Underwritten Public Offering of Common Stock, net of offering costs	132,338	-0-
Proceeds from At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	11,282	30,942
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	32,147	42,997
Preferred Dividends Paid	(8,839)	(8,301)
Common Dividends Paid, net of Reinvestments	(22,929)	(20,274)
NET CASH PROVIDED BY FINANCING ACTIVITIES	129,844	120,462

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,034	2,244
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,324	10,226
CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,358	$12,470

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2019

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (we, our, us, the Company or MREIC), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. We were founded in 1968 and are one of the oldest public equity REITs in the world. As of March 31, 2019, we owned 113 properties with total square footage of 21.8 million, which was 98.9% occupied, as compared to 111 properties with total square footage of 21.2 million, which was 99.6% occupied as of September 30, 2018. These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. As of the quarter ended March 31, 2019, our weighted average lease maturity was 8.0 years and our annualized average base rent per occupied square foot was $6.23. As of March 31, 2019, the weighted average building age, based on the square footage of our buildings, was 8.8 years. We also own a portfolio of REIT investment securities, which we generally limit to no more than approximately 10% of our undepreciated assets (which is our total assets, excluding accumulated depreciation). Total assets excluding accumulated depreciation were $2.1 billion as of March 31, 2019. We held $177.4 million in marketable REIT securities as of March 31, 2019, representing 8.5% of our undepreciated assets.

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

In December 2017, as part of the Tax Cuts and Jobs Act of 2017 (the TCJA), Section 199A was added to the Code and became effective for tax years beginning after December 31, 2017 and before January 1, 2026. Under the TCJA, subject to certain income limitations, an individual taxpayer and estates and trusts may deduct 20% of the aggregate amount of qualified REIT dividends they receive from their taxable income. Qualified REIT dividends do not include any portion of a dividend received from a REIT that is classified as a capital gain dividend or qualified dividend income.

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended September 30, 2018.

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

Stock Compensation Plan

We account for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation”. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of stock awards and restricted stock awards is equal to the fair value of our stock on the grant date. The amortization of compensation costs for the awards of stock, stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income (Loss) and amounted to $215,000 and $111,000 for the three months ended March 31, 2019 and 2018, respectively and amounted to $344,000 and $242,000 for the six months ended March 31, 2019 and 2018, respectively.

During the six months ended March 31, 2019 and 2018, the following stock options, which vest one year after grant date, were granted under our Stock Option Plan:

Date of Grant	Number of Employees	Number of Shares (in thousands)	Option Price	Expiration Date
1/10/19	1	65	$12.86	1/10/27
12/10/18	12	385	$13.64	12/10/26
1/3/18	1	65	$17.80	1/3/26

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year indicated:

	Fiscal 2019	Fiscal 2018
Dividend yield	5.03%	3.82%
Expected volatility	17.17%	16.45%
Risk-free interest rate	2.88%	2.37%
Expected lives (years)	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the six months ended March 31, 2019 and 2018 was $1.17 and $1.84 per share subject to the option.

During the six months ended March 31, 2019 and 2018, 25,000 and 12,500 shares of restricted stock were granted, respectively. During the six months ended March 31, 2019, one participant exercised options to purchase 65,000 shares of common stock at a price of $8.72 per share for total proceeds of $567,000. During the six months ended March 31, 2018, three participants exercised options awarded under the Plan to purchase an aggregate of 40,000 shares of common stock at a weighted average exercise price of $14.24 per share for total proceeds of $570,000. As of March 31, 2019, a total of 1.2 million shares were available for grant as stock options, as restricted stock, or other equity based awards, plus any shares subject to outstanding options that expire or are forfeited without being exercised. As of March 31, 2019, there were outstanding options to purchase 1.1 million shares with an aggregate intrinsic value of $1.0 million.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for our fiscal year beginning October 1, 2018. The most significant change for us, once ASU 2016-01 was adopted, was the accounting treatment for our investments in marketable securities that are classified as available for sale. The accounting treatment used for our Consolidated Financial Statements through Fiscal 2018 was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, effective October 1, 2018, these marketable securities continue to be measured at fair value, however, the changes in net unrealized holding gains and losses are now recognized through net income on our Consolidated Statements of Income (Loss). On October 1, 2018, unrealized net holding losses of $24.7 million were reclassed to beginning Undistributed Income (Loss) to recognize the unrealized losses previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets.

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessee and lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The most significant changes related to lessor accounting under ASU 2016-02 include bifurcating revenue into lease and non-lease components and the new standard’s narrow definition of initial direct costs for leases. Since our revenue is primarily derived from leasing activities from long-term net-leases and since we currently do not capitalize indirect costs for leases, we believe that we will continue to account for our leases and related leasing costs in substantially the same manner as we currently do once the adoption of the ASU 2016-02 becomes effective. In addition, the guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. Therefore, the most significant impact for us may be the recognition of our corporate office lease, while accounting where we are the lessor will remain substantially the same. Upon adoption, we may recognize an asset and lease liability equal to the present value of the minimum lease payments due under our corporate office lease. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. The amendment in ASU 2018-10 affects narrow aspects of the guidance issued earlier in ASU 2016-02 by removing certain inconsistencies and providing additional clarification related to the guidance issued earlier. We are currently evaluating the potential impact this standard may have on our consolidated financial statements and expect that the adoption of this standard will not have a significant impact on our consolidated financial statements and related disclosures. In December 2018, the FASB issued ASU 2018-20 “Narrow-Scope Improvements for Lessors”. Similar to ASU 2018-10, 2018-20 affects narrow aspects of the guidance issued earlier in ASU 2016-02 as well by providing additional clarification related to the guidance issued earlier. The most significant changes related to lessor accounting under ASU 2018-20 is the clarification of how to treat payments made by a lessee directly to a third party, such as real estate taxes paid by the lessee directly to the taxing authority, whereby items paid directly by the lessee to a third party should not be reflected in the lessors income statement and, thus, should not be bifurcated and included in revenue and operating expenses. A majority of our reimbursable expenses are paid by us and are billed back to our lessees. Therefore, these reimbursable expenses will continue to be presented separately by bifurcating these revenue and expense items in our Consolidated Statements of Income. We are currently evaluating the potential impact this standard may have on our consolidated financial statements and expect that the adoption of this standard will not have a significant impact on our consolidated financial statements and related disclosures, other than any of these types of payments made by a lessee directly to a third party will no longer be presented on a gross basis in our Consolidated Statements of Income, which will have a net zero effect on our Net Income Attributable to Common Shareholders. ASU 2016-02, 2018-10 and 2018-20 are effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2018. Therefore, we expect to adopt these standards effective October 1, 2019.

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

Segment Reporting & Financial Information

Our primary business is the ownership and management of real estate properties. We invest in well-located, modern, single-tenant, industrial buildings leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. We review operating and financial information for each property on an individual basis and, therefore, each property represents an individual operating segment. We evaluate financial performance using Net Operating Income (NOI) from property operations. NOI is a non-GAAP financial measure, which we define as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. We have aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated as industrial properties subject to long-term net-leases primarily to investment-grade tenants or their subsidiaries.

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

In addition, common stock equivalents of 81,000 and 164,000 shares are included in the diluted weighted average shares outstanding for the three months ended March 31, 2019 and 2018, respectively, common stock equivalents of 103,000 and 187,000 shares are included in the diluted weighted average shares outstanding for the six months ended March 31, 2019 and 2018. For the diluted weighted average shares outstanding for the three months ended March 31, 2019 and 2018, 690,000 and 65,000 options to purchase shares of common stock were antidilutive. For the diluted weighted average shares outstanding for the six months ended March 31, 2019 and 2018, 305,000 and 65,000 options to purchase shares of common stock, respectively, were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

On October 19, 2018, we purchased a newly constructed 347,000 square foot industrial building, situated on 62.0 acres, located in Trenton, NJ. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through June 2032. The purchase price was $85.2 million. We obtained a 15 year, fully-amortizing mortgage loan of $55.0 million at a fixed interest rate of 4.13%. Annual rental revenue over the remaining term of the lease averages $5.3 million.

On November 30, 2018, we purchased a newly constructed 127,000 square foot industrial building, situated on 29.4 acres, located in Savannah, GA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 10 years through October 2028. The purchase price was $27.8 million. We obtained a 15 year, fully-amortizing mortgage loan of $17.5 million at a fixed interest rate of 4.40%. Annual rental revenue over the remaining term of the lease averages $1.8 million.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

We evaluated the property acquisitions which took place during the six months ended March 31, 2019, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for the two properties purchased during fiscal 2019 as asset acquisitions and allocated the total cash consideration, including transaction costs of approximately $324,000, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions. The financial information set forth below summarizes our purchase price allocation for these two properties acquired during the six months ended March 31, 2019 that are accounted for as asset acquisitions (in thousands):

Land	$11,778
Building	99,741
In-Place Leases	1,886

The following table summarizes the operating results included in our consolidated statements of income for the three and six months ended March 31, 2019 for the two properties acquired during the six months ended March 31, 2019 (in thousands):

	Three Months Ended 3/31/2019	Six Months Ended 3/31/2019

Rental Revenues	$1,775	$3,096
Net Income Attributable to Common Shareholders	326	800

Expansions

During the quarter ended March 31, 2019, we completed a 155,000 square foot building expansion at our property located in Monroe (Cincinnati), OH for a total project cost of $8.6 million. The expansion resulted in a new 15 year lease which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over the 15 years. We obtained a commitment to enter into a 10.8 year, fully-amortizing second mortgage loan of $7.0 million at a fixed interest rate of 3.85%. The maturity of the second mortgage loan will coincide with the maturity of the property’s first fully-amortizing mortgage loan which is at a fixed interest rate of 3.77% and has a principal balance of $6.9 million as of the quarter end.

Dispositions

We have not had any dispositions thus far in fiscal 2019. During fiscal 2018, there were two leases that were set to expire with Kellogg Sales Company (Kellogg) at our 65,000 square foot facility in Kansas City, MO through July 31, 2018 and at our 50,000 square foot facility in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. On December 18, 2017, we sold our property, located in Kansas City, MO for $4.9 million, with net sale proceeds of $4.6 million and, on December 22, 2017, we sold our property, located in Orangeburg, NY for $6.2 million, with net sale proceeds of $5.9 million. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling approximately $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

Additionally, Real Estate Held for Sale at March 31, 2018 consisted of two properties that sold during the third quarter of fiscal 2018. The two properties consisted of an 88,000 square foot facility located in Ft. Myers, FL and a 68,000 square foot facility located in Colorado Springs, CO.

Since the sale of these two properties during the first half of fiscal 2018 as well as the two properties that were classified as Real Estate Held for Sale did not represent a strategic shift that had a major effect on our operations and financial results, the operations generated from these properties were not included in Discontinued Operations.

The following table summarizes the operations of the two properties that were sold during the prior year, prior to their sales, and the two properties that were classified as Real Estate Held for Sale that are included in the accompanying Consolidated Statements of Income for the three and six months ended March 31, 2018 (in thousands).

	Three Months Ended		Six Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Rental and Reimbursement Revenue	$-0-	$278	$-0-	$857
Lease Termination Income	-0-	-0-	-0-	210
Real Estate Taxes	-0-	(17)	-0-	(228)
Operating Expenses	-0-	(36)	-0-	(85)
Depreciation & Amortization	-0-	(5)	-0-	(63)
Interest Expense, including Amortization of Financing Costs	-0-	(12)	-0-	(26)
Income from Operations	-0-	208	-0-	665
Gain on Sale of Real Estate Investments	-0-	-0-	-0-	5,388
Net Income	$-0-	$208	$-0-	$6,053

Pro forma information

The following unaudited pro forma condensed financial information has been prepared utilizing our historical financial statements and the effect of additional revenue and expenses generated from property acquired and expanded during fiscal 2019 to date, and during fiscal 2018, assuming that the acquisitions and completed expansions had occurred as of October 1, 2017, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions. In addition, Net Income (Loss) Attributable to Common Shareholders excludes the operations, including the exclusion of the related realized gain, of the four properties sold during fiscal 2018. Furthermore, the net proceeds raised from our public offering of 9.2 million shares of our Common Stock in October 2018 and from our Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the pro forma Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the public offering and the DRIP, as if all the shares raised had occurred on October 1, 2017. Additionally, the net proceeds raised from the issuance of our 6.125% Series C Cumulative Redeemable Preferred Stock through our At-The-Market Sales Agreement Program were used to help fund property acquisitions and, therefore, the pro forma preferred dividend has been adjusted to account for its effect on pro forma Net Income (Loss) Attributable to Common Shareholders as if all the preferred stock issuances had occurred on October 1, 2017. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended (in thousands, except per share amounts)
	3/31/2019		3/31/2018
	As Reported	Pro-forma	As Reported	Pro-forma
Rental Revenue	$32,934	$33,074	$28,610	$33,347

Net Income (Loss) Attributable to Common Shareholders	$23,821	$23,927	$7,397	$8,075

Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$0.26	$0.25	$0.10	$0.09

	Six Months Ended (in thousands, except per share amounts)
	3/31/2019		3/31/2018
	As Reported	Pro-forma	As Reported	Pro-forma
Rental Revenue	$65,551	$66,297	$56,302	$66,739

Net Income (Loss) Attributable to Common Shareholders	$(8,543)	$(9,450)	$20,710	$14,729

Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$(0.09)	$(0.10)	$0.27	$0.16

Tenant Concentration

We have a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties, consisting of 61 separate stand-alone leases covering 10.5 million square feet as of March 31, 2019 and 59 separate stand-alone leases covering 9.5 million square feet as of March 31, 2018. As of March 31, 2019, the 61 separate stand-alone leases that are leased to FDX and FDX subsidiaries are located in 25 different states and have a weighted average lease maturity of 9.1 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 49% (5% to FDX and 44% to FDX subsidiaries) as of March 31, 2019 and 48% (8% to FDX and 40% to FDX subsidiaries) as of March 31, 2018. As of March 31, 2019, no other tenant accounted for 5% or more of our total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 60% (5% to FDX and 55% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2019, and was 60% (7% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2018. No other tenant accounted for 5% or more of our total Rental and Reimbursement Revenue for the six months ended March 31, 2019 and 2018.

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

In addition to real estate property holdings, we held $177.4 million in marketable REIT securities at March 31, 2019, representing 8.5% of our undepreciated assets (which is our total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance our diversification. The securities portfolio provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

Our Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $177.4 million as of March 31, 2019. We generally limit our investment in marketable securities to no more than approximately 10% of our undepreciated assets (which is our total assets excluding accumulated depreciation). Total assets excluding accumulated depreciation were $2.1 billion as of March 31, 2019. We held $177.4 million in marketable REIT securities as of March 31, 2019, representing 8.5% of our undepreciated assets. The REIT securities portfolio provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the six months ended March 31, 2019, we did not sell or redeem any securities. In addition, we recognized dividend income on our investments in securities of $3.5 million and $7.9 million for the three and six months ended March 31, 2019. We also made purchases of $49.5 million in Securities Available for Sale at Fair Value during the six months ended March 31, 2019. Of this amount, we made total purchases of 34,000 common shares of UMH Properties, Inc. (UMH), a related REIT, for a total cost of $431,000, or an average cost of $12.68 per share, which were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. We owned a total of 1.2 million UMH common shares as of March 31, 2019 at a total cost of $12.5 million and a fair value of $17.2 million representing 3.1% of the outstanding common shares of UMH. In addition, as of March 31, 2019, we own 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2.5 million with a fair value of $2.6 million. The unrealized gain on our investment in UMH’s common and preferred stock as of March 31, 2019 was $4.8 million.

As of March 31, 2019, we had total net unrealized holding losses on our securities portfolio of $51.8 million. As a result of the adoption of ASU 2016-01, $27.1 million of the net unrealized holding losses have been reflected as Unrealized Holding Gains (Losses) Arising During the Periods in the accompanying Consolidated Statements of Income (Loss) for the six months ended March 31, 2019 and the remaining $24.7 million of the net unrealized holding losses have been reflected as a reclass to beginning Undistributed Income (Loss).

We consider many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. We normally hold REIT securities long-term and have the ability and intent to hold these securities to recovery. We have determined that none of our security holdings are other than temporarily impaired and therefore all unrealized gains and losses from these securities have been recognized as Unrealized Holding Gains (Losses) Arising During the Periods in our Consolidated Statements of Income (Loss). If we were to determine any of our securities to be other than temporarily impaired, we would record an impairment charge in our Consolidated Statements of Income (Loss).

NOTE 5 – DEBT

For the three months ended March 31, 2019 and 2018, amortization of financing costs included in interest expense was $320,000 and $303,000, respectively. For the six months ended March 31, 2019 and 2018, amortization of financing costs included in interest expense was $637,000 and $596,000, respectively.

As of March 31, 2019, we owned 113 properties, of which 62 carried Fixed Rate Mortgage Notes Payable with outstanding principal balances totaling $762.3 million. The following is a summary of our Fixed Rate Mortgage Notes Payable as of March 31, 2019 and September 30, 2018 (in thousands):

	3/31/2019		9/30/2018
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$762,340	4.07%	$719,768	4.07%

Debt Issuance Costs	$11,786		$11,716
Accumulated Amortization of Debt Issuance Costs	(3,569)		(3,494)
Unamortized Debt Issuance Costs	$8,217		$8,222

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$754,123		$711,546

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

As of March 31, 2019, interest payable on these mortgages were at fixed rates ranging from 3.45% to 7.60%, with a weighted average interest rate of 4.07%. This compares to a weighted average interest rate of 4.07% as of September 30, 2018 and 4.11% as of March 31, 2018. As of March 31, 2019, the weighted average loan maturity of the Fixed Rate Mortgage Notes Payable was 11.6 years. This compares to a weighted average loan maturity of the Fixed Rate Mortgage Notes Payable of 11.7 years as of September 30, 2018 and 11.5 years as of March 31, 2018.

In connection with the two properties acquired during the six months ended March 31, 2019, which are located in Trenton, NJ and Savannah, GA (as described in Note 3), we obtained two 15 year fully-amortizing mortgage loans. The two mortgage loans originally totaled $72.5 million with a weighted average interest rate of 4.20%.

During the six months ended March 31, 2019, we fully repaid a 6.0% mortgage loan for one of our properties located in Tampa, FL for $4.8 million. Subsequent to the quarter end, in April 2019, we fully repaid a 7.60% mortgage loan for our property located in Lebanon, TN for $7.1 million.

As of March 31, 2019, Loans Payable represented the amount drawn down on our $200.0 million unsecured line of credit facility (the Facility) in the amount of $110.0 million and the amount drawn down on our margin loan of $19.8 million.

The Facility matures in September 2020 with a one year extension at our option (subject to various conditions as specified in the loan agreement). During the six months ended March 31, 2019, we paid down our Facility by $50.0 million. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered properties. Effective, March 22, 2018, the capitalization rate applied to our NOI generated by our unencumbered properties was lowered from 7.0% to 6.5%, thus increasing the value of the borrowing base properties under the terms of the agreement. Borrowings under the Facility, will, at our election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on our leverage ratio. Our borrowings as of March 31, 2019, based on our leverage ratio, bear interest at LIBOR plus 170 basis points, which represented an interest rate of 4.20%. In addition, we have a $100.0 million accordion feature, bringing the total potential availability under the Facility (subject to various conditions as specified in the loan agreement) up to $300.0 million.

We also invest in equity securities of other REITs which provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. From time to time, we may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, we may borrow up to 50% of the value of the marketable securities, which was $177.4 million as of March 31, 2019. As of March 31, 2019, we had $19.8 million drawn against the margin at an interest rate of 3.0%.

NOTE 6 – SHAREHOLDERS’ EQUITY

Our authorized stock as of March 31, 2019 consisted of 188.0 million shares of common stock, of which 93.9 million shares were issued and outstanding, 16.4 million authorized shares of 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), of which 12.0 million shares were issued and outstanding, and 200.0 million authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

Common Stock

In October 2018, we completed a public offering of 9.2 million shares of our Common Stock (including the underwriters’ option to purchase 1.2 million additional shares) at a price of $15.00 per share, before underwriting discounts. We received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of $132.3 million.

We raised $40.6 million (including dividend reinvestments of $8.5 million) from the issuance of 3.1 million shares of common stock under our DRIP during the six months ended March 31, 2019. During the six months ended March 31, 2019, we paid $31.4 million in total cash dividends, or $0.34 per share, to common shareholders, of which $8.5 million was reinvested in the DRIP, representing a 27% participation rate.

On April 2, 2019, our Board of Directors declared a dividend of $0.17 per share to be paid June 17, 2019 to common shareholders of record as of the close of business on May 15, 2019.

On January 16, 2019, our Board of Directors authorized a $40.0 million increase to our previously announced Common Stock Repurchase Program (the “Program”), bringing the total available under the Program to $50.0 million. The timing, manner, price and amount of any repurchase will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. To date, we have not repurchased any common stock pursuant to the Program and we may elect not to repurchase any common stock in the future. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice.

6.125% Series C Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2019, we paid $8.8 million in Preferred Dividends, or $0.765625 per share, on our outstanding 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share (6.125% Series C preferred stock) for the period September 1, 2018 through February 28, 2019. As of March 31, 2019, we have accrued Preferred Dividends of $1.5 million covering the period March 1, 2019 to March 31, 2019. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. The 6.125% Series C Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to our qualification as a REIT, or in connection with a change of control, the 6.125% Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time, and from time to time, the 6.125% Series C Preferred Stock will be redeemable in whole, or in part, at our option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. On April 2, 2019, our Board of Directors declared a dividend of $0.3828125 per share to be paid June 17, 2019 to the 6.125% Series C Preferred shareholders of record as of the close of business on May 15, 2019.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Cumulative Redeemable Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C preferred stock. Sales of shares of our 6.125% Series C preferred stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C preferred stock or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through March 31, 2019, we sold 3.6 million shares under these programs at a weighted average price of $24.91 per share, and generated net proceeds, after offering expenses, of $87.1 million, of which 481,000 shares were sold during the six months ended March 31, 2019 at a weighted average price of $23.94 per share, and generated net proceeds, after offering expenses, of $11.3 million. As of March 31, 2019, there is $107.6 million remaining that may be sold under the Preferred Stock ATM Program.

As of March 31, 2019, 12.0 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to the March 31, 2019 quarter end, through April 25, 2019, we sold 247,000 shares under our Preferred Stock ATM Program at a weighted average price of $24.04 per share, and realized net proceeds, after offering expenses, of $5.8 million.

NOTE 7 - FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. Our financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at March 31, 2019 and September 30, 2018 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2019:
Equity Securities – Preferred Stock	$13,787	$13,787	$-0-	$-0-
Equity Securities – Common Stock	163,569	163,569	-0-	-0-
Mortgage Backed Securities	3	3	-0-	-0-
Total Securities Available for Sale at Fair Value	$177,359	$177,359	$-0-	$-0-

As of September 30, 2018:
Equity Securities – Preferred Stock	$7,310	$7,310	$-0-	$-0-
Equity Securities – Common Stock	147,608	147,608	-0-	-0-
Mortgage Backed Securities	3	3	-0-	-0-
Total Securities Available for Sale at Fair Value	$154,921	$154,921	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of Fixed Rate Mortgage Notes Payable is based on discounting the future cash flows at a yearend risk adjusted borrowing rate currently available to us for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At March 31, 2019, the Fixed Rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $753.7 million and the carrying value amounted to $762.3 million.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended March 31, 2019 and 2018 was $18.1 million and $15.1 million, respectively.

During the six months ended March 31, 2019 and 2018, we had dividend reinvestments of $8.5 million and $6.0 million, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

From time to time, we may be subject to claims and litigation in the ordinary course of business. We do not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

We have entered into agreements to purchase five new build-to-suit, industrial buildings that are currently being developed in Indiana (2), North Carolina and Ohio (2), totaling 1.9 million square feet, with net-leased terms ranging from 10 to 15 years with a weighted average lease term of 13.7 years. The aggregate purchase price for these properties is $245.9 million. Two of these five properties, consisting of approximately 772,000 square feet, or 41%, are leased for 15 years to FedEx Ground Package System, Inc. and one of these five properties, consisting of 613,000 square feet, or 32% is leased for 15 years to Amazon.com Services, Inc. All five properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing two of these transactions during the fourth quarter of fiscal 2019 and closing the remaining three transactions throughout fiscal 2020. In connection with two of these properties, we have entered into commitments to obtain two fully-amortizing mortgage loans ranging from 15 years to 18 years, with a weighted average term of 17.3 years totaling $69.5 million with fixed interest rates ranging from 4.25% to 4.27%, with a weighted average interest rate of 4.27%.

We obtained a commitment to enter into a 10.8 year, fully-amortizing second mortgage loan of $7.0 million at a fixed interest rate of 3.85% for our property located in Monroe (Cincinnati), OH. We recently completed a 155,000 square foot building expansion for this property for a total project cost of $8.6 million. The maturity of the second mortgage loan will coincide with the maturity of the property’s first fully-amortizing mortgage loan which is at a fixed interest rate of 3.77% and has a principal balance of $6.9 million as of the quarter end. The expansion resulted in a new 15 year lease which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over the 15 years.

We have entered into a new ten year lease for our future corporate office space located in Holmdel, NJ. The new lease is for 13,000 square feet and is expected to commence during our fourth quarter of fiscal 2019, at which time we expect to assign the existing lease pertaining to our current corporate office space located in Freehold, NJ to UMH. Initial gross annual rent for our new corporate office is approximately $410,000 or $31.00 per square foot. Our existing lease is for 5,700 square feet with annual gross rent averaging $137,000 or $24.17 per square foot over the remaining 2.5 year lease term.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On April 2, 2019, our Board of Directors declared a common dividend of $0.17 per share to be paid June 17, 2019 to common shareholders of record as of the close of business on May 15, 2019.

On April 2, 2019, our Board of Directors declared a preferred dividend of $0.3828125 per share to be paid June 17, 2019 to the 6.125% Series C Preferred shareholders of record as of the close of business on May 15, 2019.

Our 96,000 square foot facility located in Liberty (Kansas City), MO was leased to Holland 1916, Inc. through June 30, 2019. In conjunction with terminating our lease with Holland 1916, Inc. two months early, effective May 1, 2019 we entered into a seven year lease agreement with Dakota Bodies, LLC through April 30, 2026. Initial annual rent is $372,000, representing $3.85 per square foot, with 3.0% annual increases thereafter. This results in a straight-line annualized rent of $407,000, representing $4.21 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line rent of $3.46 per square foot and the former cash rent of $3.68 per square foot, resulting in an increase in the average lease rate of 21.7% on a U.S. GAAP straight-line basis and an increase of 4.6% on a cash basis.

In April 2019, we fully repaid a 7.60% mortgage loan for our property located in Lebanon, TN for $7.1 million.

Subsequent to the March 31, 2019 quarter end, through April 25, 2019, we sold 247,000 shares under our Preferred Stock ATM Program at a weighted average price of $24.04 per share, and realized net proceeds, after offering expenses, of $5.8 million.

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

We operate as a real estate investment trust (REIT). We seek to invest in well-located, modern single-tenant industrial buildings leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. We were founded in 1968 and are one of the oldest public equity REITs in the world. During the six months ended March 31, 2019, we purchased two new built-to-suit, net-leased, industrial properties, located in Trenton, NJ and Savannah, GA totaling approximately 474,000 square feet, for $113.1 million in the aggregate. In connection with the two properties acquired during the six months ended March 31, 2019, we obtained two 15 year fully-amortizing mortgage loans originally totaling $72.5 million with a weighted average interest rate of 4.20%. As of March 31, 2019, we owned 113 properties with total square footage of 21.8 million. These properties are located in 30 states. As of the quarter ended March 31, 2019, our weighted average lease maturity was 8.0 years, our occupancy rate was 98.9% and our annualized average base rent per occupied square foot was $6.23. As of March 31, 2019, the weighted average building age, based on the square footage of our buildings, was 8.8 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $177.4 million, were $1.8 billion as of March 31, 2019.

We evaluate our financial performance using Net Operating Income (NOI) from property operations, which we believe is a useful indicator of our operating performance. NOI is a non-GAAP financial measure that we define as Net Income Attributable to Common Shareholders plus Preferred Dividends, General and Administrative Expenses, Depreciation, Amortization of Capitalized Lease Costs and Intangible Assets, Interest Expense, including Amortization of Financing Costs, Unrealized Holding (Gains) Losses Arising During the Periods, less Dividend Income, Gain on Sale of Securities Transactions, Gain on Sale of Real Estate Investments and Lease Termination Income. The components of NOI are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities, and repairs and maintenance. Other REITs may use different methodologies to calculate NOI and, accordingly, our NOI may not be comparable to all other REITs.

The following is a reconciliation of our Net Income (Loss) Attributable to Common Shareholders to our NOI for the three and six months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Net Income (Loss) Attributable to Common Shareholders	$23,821	$7,397	$(8,543)	$20,710
Plus: Preferred Dividends	4,480	4,248	8,901	8,565
Plus: General & Administrative Expenses	2,252	2,218	4,069	4,165
Plus: Depreciation	10,756	8,858	21,234	17,342
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	721	589	1,423	1,127
Plus: Interest Expense, including Amortization of Financing Costs	9,598	7,955	18,603	15,360
Less/Plus: Unrealized Holding (Gains) Losses Arising During the Periods	(15,568)	-0-	27,059	-0-
Less: Dividend Income	(3,515)	(2,888)	(7,882)	(5,752)
Less: Gain on Sale of Securities Transactions	-0-	(11)	-0-	(111)
Less: Gain on Sale of Real Estate Investments	-0-	-0-	-0-	(5,388)
Less: Lease Termination Income	-0-	-0-	-0-	(210)
Net Operating Income- NOI	$32,545	$28,366	$64,864	$55,808

The components of our NOI for the three and six months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Rental Revenue	$32,934	$28,610	$65,551	$56,302
Reimbursement Revenue	6,372	5,734	12,902	11,506
Total Rental and Reimbursement Revenue	39,306	34,344	78,453	67,808
Real Estate Taxes	(5,088)	(4,502)	(10,052)	(9,087)
Operating Expenses	(1,673)	(1,476)	(3,537)	(2,913)
Net Operating Income- NOI	$32,545	$28,366	$64,864	$55,808

NOI from property operations increased $4.2 million or 15%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. NOI from property operations increased $9.1 million or 16%, for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018. This increase was primarily due to the acquisition of four industrial properties purchased during the last half of fiscal 2018 and the two industrial properties purchased during the first half of fiscal 2019.

Acquisitions

On October 19, 2018, we purchased a newly constructed 347,000 square foot industrial building, situated on 62.0 acres, located in Trenton, NJ. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through June 2032. The purchase price was $85.2 million. We obtained a 15 year, fully-amortizing mortgage loan of $55.0 million at a fixed interest rate of 4.13%. Annual rental revenue over the remaining term of the lease averages $5.3 million.

On November 30, 2018, we purchased a newly constructed 127,000 square foot industrial building, situated on 29.4 acres, located in Savannah, GA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 10 years through October 2028. The purchase price was $27.8 million. We obtained a 15 year, fully-amortizing mortgage loan of $17.5 million at a fixed interest rate of 4.40%. Annual rental revenue over the remaining term of the lease averages $1.8 million.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

Expansions

During the quarter ended March 31, 2019, we completed a 155,000 square foot building expansion at our property located in Monroe (Cincinnati), OH for a total project cost of $8.6 million. The expansion resulted in a new 15 year lease which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over the 15 years. We obtained a commitment to enter into a 10.8 year, fully-amortizing second mortgage loan of $7.0 million at a fixed interest rate of 3.85%. The maturity of the second mortgage loan will coincide with the maturity of the property’s first fully-amortizing mortgage loan which is at a fixed interest rate of 3.77% and has a principal balance of $6.9 million as of the quarter end.

Commitments

We have entered into agreements to purchase five new build-to-suit, industrial buildings that are currently being developed in Indiana (2), North Carolina and Ohio (2), totaling 1.9 million square feet, with net-leased terms ranging from 10 to 15 years with a weighted average lease term of 13.7 years. The aggregate purchase price for these properties is $245.9 million. Two of these five properties, consisting of approximately 772,000 square feet, or 41%, are leased for 15 years to FedEx Ground Package System, Inc. and one of these five properties, consisting of 613,000 square feet, or 32% is leased for 15 years to Amazon.com Services, Inc. All five properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing two of these transactions during the fourth quarter of fiscal 2019 and closing the remaining three transactions throughout fiscal 2020. In connection with two of these properties, we have entered into commitments to obtain two fully-amortizing mortgage loans ranging from 15 years to 18 years, with a weighted average term of 17.3 years totaling $69.5 million with fixed interest rates ranging from 4.25% to 4.27%, with a weighted average interest rate of 4.27%.

We have entered into a new ten year lease for our future corporate office space located in Holmdel, NJ. The new lease is for 13,000 square feet and is expected to commence during our fourth quarter of fiscal 2019, at which time we expect to assign the existing lease pertaining to our current corporate office space located in Freehold, NJ to UMH. Initial gross annual rent for our new corporate office is approximately $410,000 or $31.00 per square foot. Our existing lease is for 5,700 square feet with annual gross rent averaging $137,000 or $24.17 per square foot over the remaining 2.5 year lease term.

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

Changes in Results of Operations

As of March 31, 2019, we owned 113 properties with total square footage of 21.8 million, as compared to 109 properties with total square footage of 19.9 million, as of March 31, 2018, representing an increase in square footage of 9.4%. At quarter end, the Company’s weighted average lease expiration term was 8.0 years, as compared to 7.8 years at the end of the prior year period. Our occupancy rate was 98.9% as of March 31, 2019, as compared to 99.2% as of March 31, 2018, representing a decrease of 30 basis points. Our weighted average building age was 8.8 years as of March 31, 2019, as compared to 9.2 years as of March 31, 2018.

Fiscal 2019 Renewals

In fiscal 2019, approximately 7% of our gross leasable area, representing 12 leases totaling 1.5 million square feet, is set to expire. Seven of these 12 leases have been renewed representing 1.1 million square feet, or 76% of the expiring square footage, and have a weighted average lease term of 7.2 years.

We have incurred or we expect to incur tenant improvement costs of $2.4 million and leasing commission costs of approximately $1.4 million in connection with these seven lease renewals. The table below summarizes the lease terms of the seven leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Somerset, NJ	Taco Bell	21,365	$4.68	$4.68	10/14/18	$5.15	$5.15	10/14/23	5.0	$-0-	$-0-
Carrollton (Dallas), TX	Carrier Enterprise	184,317	8.20	8.55	01/11/19	6.24	6.00	01/31/24	5.0	0.20	0.39
Lebanon (Cincinnati), OH	Siemens Real Estate	51,130	8.82	9.67	04/30/19	8.94	8.50	04/30/24	5.0	0.40	0.40
Hanahan (Charleston), SC	SAIC	302,400	4.67	5.03	04/30/19	5.54	5.25	10/31/23	4.5	0.29	0.33
Memphis, TN	FedEx Trade Networks	449,900	2.84	2.95	05/31/19	3.10	3.10	05/31/29	10.0	0.34	0.09
Jacksonville, FL	FedEx Express	95,883	5.40	5.40	05/31/19	5.59	5.59	05/31/29	10.0	0.17	0.11
Ridgeland (Jackson), MS	Graybar Electric	26,340	4.15	4.15	07/31/19	4.36	4.36	07/31/20	1.0	0.00	0.17
	Total	1,131,335

Weighted Average			$4.75	$4.99		$4.81	$4.67		7.2	$0.29	$0.18

(1) Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

These seven lease renewals result in a weighted average term of 7.2 years and a U.S. GAAP straight-line weighted average lease rate of $4.81 per square foot. The renewed weighted average initial cash rent per square foot is $4.67. This compares to the former weighted average rent of $4.75 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $4.99 per square foot, resulting in an increase in the weighted average lease rate of 1.3% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 6.4% on a cash basis.

Our 96,000 square foot facility located in Liberty (Kansas City), MO was leased to Holland 1916, Inc. through June 30, 2019. In conjunction with terminating our lease with Holland 1916, Inc. two months early, effective May 1, 2019 we entered into a seven year lease agreement with Dakota Bodies, LLC through April 30, 2026. Initial annual rent is $372,000, representing $3.85 per square foot, with 3.0% annual increases thereafter. This results in a straight-line annualized rent of $407,000, representing $4.21 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line rent of $3.46 per square foot and the former cash rent of $3.68 per square foot, resulting in an increase in the average lease rate of 21.7% on a U.S. GAAP straight-line basis and an increase of 4.6% on a cash basis.

Our 92,000 square foot facility located in Hanahan (Charleston), SC was leased to FedEx Ground Package System, Inc. and renewed for only four months, until November 30, 2018 because the tenant moved their operations from our 92,000 square foot facility to our newly constructed 265,000 square foot facility, which is also located in Charleston, SC. The new 265,000 square foot facility is leased to FedEx Ground Package System, Inc. for 15 years through June 2033.

Our 105,000 square foot facility located in Cheektowaga (Buffalo), NY is leased to FedEx Ground Package System, Inc. until August 31, 2019. The tenant informed us that they will not be renewing this space because they moved their operations from our 105,000 square foot facility to our recently constructed 339,000 square foot facility, which is also located in the Buffalo MSA. The recently constructed 339,000 square foot facility is leased to FedEx Ground Package System, Inc. for 15 years through March 2031.

In addition, Carrier Enterprise, LLC (United Technologies) did not renew their lease for our 60,000 square foot facility located in Richmond, VA which expired on November 30, 2018 and the tenant at a 2,000 square foot retail space located in our 64,000 square foot retail shopping center did not renew their lease which expired on April 30, 2019.

The remaining four properties, totaling 259,000 square feet, representing 1.2% of our total gross leasable area, are currently being marketed.

Rental Revenue increased $4.3 million, or 15%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Rental Revenue increased $9.2 million, or 16%, for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018. These increases were primarily due to the acquisition of four industrial properties purchased during the last half of fiscal 2018 and the two industrial properties purchased during the first quarter of fiscal 2019.

Our single-tenant properties are subject to net-leases which require the tenants to reimburse us for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. Reimbursement Revenue increased $637,000, or 11%, Real Estate Tax Expense increased $586,000, or 13%, and Operating Expenses increased $196,000, or 13% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Reimbursement Revenue increased $1.4 million, or 12%, Real Estate Tax Expense increased $964,000, or 11%, and Operating Expenses increased $624,000, or 21% for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018. These increases in Reimbursement Revenue, Real Estate Taxes and Operating Expenses for the three and six months ended March 31, 2019 were primarily due to our newly acquired properties. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the three months ended March 31, 2019 remained relatively in-line at 94% and 96% for the three months ended March 31, 2018. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the six months ended March 31, 2019 remained relatively in-line at 95% and 96% for the six months ended March 31, 2018.

General and Administrative Expenses increased $34,000, or 2%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. General and Administrative Expenses decreased $96,000, or 2%, for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018. General and Administrative Expenses, as a percentage of gross revenue (which includes Rental Revenue, Reimbursement Revenue and Dividend Income) decreased to 5.3% for the three months ended March 31, 2019 as compared to 6.0% for the three months ended March 31, 2018 and decreased to 4.7% for the six months ended March 31, 2019 as compared to 5.7% for the six months ended March 31, 2018. Annualized General and Administrative Expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation) decreased by 18.8% to 39 basis points from 48 basis points for the six months ended March 31, 2019 and 2018, respectively.

We recognized a Gain on Sale of Securities Transactions of $-0- and $11,000 for the three months ended March 31, 2019 and 2018, respectively. We recognized a Gain on Sale of Securities Transactions of $-0- and $111,000 for the six months ended March 31, 2019 and 2018, respectively. Unrealized Holding Gains Arising During the Periods for the three months ended March 31, 2019 increased $15.6 million as compared to the three months ended March 31, 2018 and Unrealized Holding Losses Arising During Periods for the six months ended March 31, 2019 increased $27.1 million as compared to the six months ended March 31, 2018. These increases in Unrealized Holding Gains and Losses Arising During the Periods were due to the adoption of ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” which became effective October 1, 2018. Prior to the adoption of ASU 2016-01, the accounting treatment used for our Consolidated Financial Statements through Fiscal 2018, was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized, and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). With the adoption of ASU 2016-01, these marketable securities continue to be measured at fair value, however, the changes in net unrealized holding gains and losses are now recognized through net income. We recognized dividend income on our investments in securities of $3.5 million and $2.9 million for the three months ended March 31, 2019 and 2018, respectively, representing an increase of 22%. We recognized dividend income on our investments in securities of $7.9 million and $5.8 million for the six months ended March 31, 2019 and 2018, respectively, representing an increase of 37%. These increases are mostly due to a higher average carrying value of the REIT securities portfolio during the current six month period compared to the prior year six month period. We held $177.4 million in marketable REIT securities as of March 31, 2019, representing 8.5% of our undepreciated assets. The REIT securities portfolio’s weighted average yield for the six months ended March 31, 2019 was approximately 8.5% as compared to 10.5% for the six months ended March 31, 2018.

Interest Expense, including Amortization of Financing Costs, increased $1.6 million, or 21%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Interest Expense, including Amortization of Financing Costs, increased $3.2 million, or 21%, for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018. This increase is primarily due to an increase in the average balance of Fixed Rate Mortgage Notes Payable due to the six newly acquired properties purchased since April 1, 2018. The Fixed Rate Mortgage Notes Payable balance increased $122.5 million or 19% from March 31, 2018 to March 31, 2019. This increase was partially offset by a decrease of 4 basis points in the weighted average interest rate of the Fixed Rate Mortgage Notes Payable, which decreased from 4.11% at March 31, 2018 to 4.07% at March 31, 2019.

Changes in Financial Condition

We generated Net Cash from Operating Activities of $50.6 million and $42.8 million for the six months ended March 31, 2019 and 2018, respectively.

Net Real Estate Investments increased $96.9 million from September 30, 2018 to March 31, 2019. This increase was mainly due to the purchase of two net-leased industrial properties, located in Trenton, NJ and Savannah, GA, totaling approximately 474,000 square feet, for $113.1 million. The increase was partially offset by Depreciation Expense for the six months ended March 31, 2019 of $21.2 million.

Securities Available for Sale increased $22.4 million from September 30, 2018 to March 31, 2019. The increase was due to purchases of securities totaling $49.5 million offset by a net increase in Unrealized Holding Loss of $27.1 million.

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs (Mortgage Notes Payable), increased $42.6 million from September 30, 2018 to March 31, 2019. The increase was mostly due to the origination of two, 15 year fully-amortizing mortgage loans, originally totaling $72.5 million with a weighted average interest rate of 4.20% obtained in connection with the two industrial properties purchased during the first half of fiscal 2019. Details on these two fixed rate mortgages are as follows:

Property	Mortgage amount (in thousands)	Maturity Date	Interest Rate
Trenton, NJ	$55,000	11/1/2033	4.13%
Savannah, GA	17,500	12/1/2033	4.40%

The increase in Mortgage Notes Payable was also partially due to the amortization of financing costs associated with the Mortgage Notes Payable of approximately $449,000. This increase was partially offset by scheduled payments of principal of $29.9 million. In addition, the increase in Mortgage Notes Payable was partially offset by the addition of deferred financing costs of approximately $443,000 which is associated with the two mortgages obtained in connection with the two industrial properties purchased during the first half of fiscal 2019.

Excluding Debt Issuance Costs, the weighted average interest rate on the Fixed Rate Mortgage Notes Payable decreased by 4 basis points from the prior year quarter from 4.11% at March 31, 2018 to 4.07% at March 31, 2019.

We are scheduled to repay a total of $59.2 million in mortgage principal payments over the next 12 months. We intend to make these principal payments from the funds generated from Cash from Operations, the DRIP, the At-The-Market Sales Agreement Preferred Equity Program (Preferred Stock ATM Program) and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $50.6 million and $42.8 million for the six months ended March 31, 2019 and 2018, respectively. Dividends paid on common stock for the six months ended March 31, 2019 and 2018 were $31.4 million and $26.3 million, respectively (of which $8.5 million and $6.0 million, respectively, were reinvested). We pay dividends from cash generated from operations.

As of March 31, 2019, we held $177.4 million in marketable REIT securities, representing 8.5% of our undepreciated assets (which is our total assets excluding accumulated depreciation). We generally limit our marketable securities investments to no more than approximately 10% of our undepreciated assets. From time to time, we may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, we may borrow up to 50% of the value of the marketable securities. As of March 31, 2019, we had $19.8 million drawn against the margin. The current margin interest rate is 3.0%. The marketable REIT securities portfolio provides us with additional liquidity, diversification and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of March 31, 2019, we had net Unrealized Holding Losses on our portfolio of $51.8 million as compared to net Unrealized Holding Losses of $24.7 million as of September 30, 2018, representing an increase of $27.1 million. No securities were sold during the six months ended March 31, 2019 and we recognized a Gain on Sale of Securities Transactions of $111,000 for the six months ended March 31, 2018. We recognized dividend income on our investments in securities of $3.5 million and $2.9 million for the three months ended March 31, 2019 and 2018, respectively, representing an increase of 22%. We recognized dividend income on our investments in securities of $7.9 million and $5.8 million for the six months ended March 31, 2019 and 2018, respectively, representing an increase of 37%.

As of March 31, 2019, we owned 113 properties, of which 62 carried mortgage loans with outstanding principal balances totaling $762.3 million. The 51 unencumbered properties could be refinanced to raise additional funds, although covenants in our unsecured line of credit facility (the Facility) limit the amount of unencumbered properties that can be mortgaged. As of March 31, 2019, we have drawn down $110.0 million on the Facility, which had an interest rate of 4.20%. The Facility has total potential availability up to $300.0 million, including the additional $100.0 million accordion feature. The Facility matures September 2020, with a one-year extension at our option.

As of March 31, 2019, we had total assets of $1.9 billion and liabilities of $906.9 million. Our net debt (net of unamortized debt issuance costs and net of cash and cash equivalents) to total market capitalization as of March 31, 2019 was approximately 36% and our net debt, less marketable securities (net of unamortized debt issuance costs, net of cash and cash equivalents and net of marketable securities) to total market capitalization as of March 31, 2019 was approximately 29%. Our debt consists of 85% amortizing fixed rate debt with a weighted average interest rate of 4.07% and a weighted average loan maturity of 11.6 years. We believe that we have the ability to meet our obligations and to generate funds for new investments.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share, or our 6.125% Series C preferred stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C preferred stock. Since inception through March 31, 2019, we sold 3.6 million shares under these programs at a weighted average price of $24.91 per share, and generated net proceeds, after offering expenses, of $87.1 million, of which 481,000 shares were sold during the six months ended March 31, 2019 at a weighted average price of $23.94 per share, and generated net proceeds, after offering expenses, of $11.3 million. As of March 31, 2019, there is $107.6 million remaining that may be sold under the Preferred Stock ATM Program.

As of March 31, 2019, 12.0 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

We raised $40.6 million (including dividend reinvestments of $8.5 million) from the issuance of 3.1 million shares of common stock under our DRIP during the six months ended March 31, 2019. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 64,000 common shares for a total cost of $826,000, or a weighted average cost of $12.91 per share.

Dividends paid on common stock for the six months ended March 31, 2019 and 2018 were $31.4 million and $26.3 million, respectively (of which $8.5 million and $6.0 million, respectively, were reinvested).

During the six months ended March 31, 2019, we paid $31.4 million in total cash dividends, or $0.34 per share to common shareholders, of which $8.5 million was reinvested in the DRIP, representing a 27% participation rate. On April 2, 2019, our Board of Directors declared a dividend of $0.17 per common share to be paid on June 17, 2019 to common shareholders of record as of the close of business on May 15, 2019.

During the six months ended March 31, 2019, we paid $8.8 million in Preferred Dividends, or $0.765625 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2018 through February 28, 2019. As of March 31, 2019, we have accrued Preferred Dividends of $1.5 million covering the period March 1, 2019 to March 31, 2019. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. On April 2, 2019, our Board of Directors declared a dividend of $0.3828125 per share to be paid June 17, 2019 to the 6.125% Series C Preferred shareholders of record as of the close of business on May 15, 2019.

We use a variety of sources to fund our cash needs in addition to cash generated from operations. We may sell marketable securities from our investment portfolio, borrow on our unsecured line of credit facility or securities margin loans, refinance debt, or raise capital through the DRIP, the Preferred Stock ATM Program or capital markets.

In addition to the public offering of 9.2 million shares of our Common Stock in October 2018, which raised $138.0 million in gross proceeds, we have been raising capital through our DRIP, the Preferred Stock ATM Program, mortgage loans, draws on our unsecured line of credit, sale of marketable securities and funds generated from our investments in net-leased industrial properties. We may raise capital through registered direct placements and public offerings of common and preferred stock. We believe that funds generated from operations, from the DRIP, from the Preferred Stock ATM Program, as well as our ability to finance and refinance our properties, and our availability under our unsecured line of credit, will provide sufficient funds to adequately meet our obligations over the next year.

We have a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties, consisting of 61 separate stand-alone leases covering 10.5 million square feet as of March 31, 2019 and 59 separate stand-alone leases covering 9.5 million square feet as of March 31, 2018. As of March 31, 2019, the 61 separate stand-alone leases that are leased to FDX and FDX subsidiaries are located in 25 different states and have a weighted average lease maturity of 9.1 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 49% (5% to FDX and 44% to FDX subsidiaries) as of March 31, 2019 and 48% (8% to FDX and 40% to FDX subsidiaries) as of March 31, 2018. As of March 31, 2019, no other tenant accounted for 5% or more of our total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 60% (5% to FDX and 55% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2019, and was 60% (7% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2018. No other tenant accounted for 5% or more of our total Rental and Reimbursement Revenue for the six months ended March 31, 2019 and 2018.

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

In addition to real estate property holdings, we held $177.4 million in marketable REIT securities at March 31, 2019, representing 8.5% of our undepreciated assets (which is our total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance our diversification. The securities portfolio provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the quarter ended March 31, 2019, we completed a 155,000 square foot building expansion at our property located in Monroe (Cincinnati), OH for a total project cost of $8.6 million. The expansion resulted in a new 15 year lease which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over the 15 years. We obtained a commitment to enter into a 10.8 year, fully-amortizing second mortgage loan of $7.0 million at a fixed interest rate of 3.85%. The maturity of the second mortgage loan will coincide with the maturity of the property’s first fully-amortizing mortgage loan which is at a fixed interest rate of 3.77% and has a principal balance of $6.9 million as of the quarter end.

We have entered into agreements to purchase five new build-to-suit, industrial buildings that are currently being developed in Indiana (2), North Carolina and Ohio (2), totaling 1.9 million square feet, with net-leased terms ranging from 10 to 15 years with a weighted average lease term of 13.7 years. The aggregate purchase price for these properties is $245.9 million. Two of these five properties, consisting of approximately 772,000 square feet, or 41%, are leased for 15 years to FedEx Ground Package System, Inc. and one of these five properties, consisting of 613,000 square feet, or 32% is leased for 15 years to Amazon.com Services, Inc. All five properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing two of these transactions during the fourth quarter of fiscal 2019 and closing the remaining three transactions throughout fiscal 2020. In connection with two of these properties, we have entered into commitments to obtain two fully-amortizing mortgage loans ranging from 15 years to 18 years, with a weighted average term of 17.3 years totaling $69.5 million with fixed interest rates ranging from 4.25% to 4.27%, with a weighted average interest rate of 4.27%.

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

Funds From Operations, Core Funds From Operations and Adjusted Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which we believe is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. With the adoption of ASU 2016-01, effective October 1, 2018, FFO includes unrealized gains and losses arising during the periods from our securities investments. In addition, FFO includes gains and losses realized from sales of securities investments. NAREIT created FFO as a non-GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO, excluding Unrealized Holding Gains or Losses Arising During the Periods. We define Adjusted Funds From Operations (AFFO) as Core FFO, excluding stock based compensation expense, depreciation of corporate office tenant improvements, amortization of deferred financing costs, lease termination income, net gain or loss on sale of securities transactions, effect of non-cash U.S. GAAP straight-line rent adjustments and subtracting recurring capital expenditures. We define recurring capital expenditures as all capital expenditures that are recurring in nature, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO, Core FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO, Core FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO, Core FFO and AFFO and, accordingly, our FFO, Core FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO, Core FFO and AFFO are significant components in understanding our financial performance.

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

The following is a reconciliation of our U.S. GAAP Net Income to our FFO, Core FFO and AFFO for the three and six months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Net Income (Loss) Attributable to Common Shareholders	$23,821	$7,397	$(8,543)	$20,710
Plus: Depreciation Expense (excluding Corporate Office Capitalized Costs)	10,589	8,819	21,026	17,263
Plus: Amortization of Intangible Assets	505	397	1,005	741
Plus: Amortization of Capitalized Lease Costs	241	217	470	437
Less: Gain on Sale of Real Estate Investments	-0-	-0-	-0-	(5,388)
FFO Attributable to Common Shareholders	35,156	16,830	13,958	33,763
Less/Plus: Unrealized Holding (Gains) Losses Arising During the Periods	(15,568)	-0-	27,059	-0-
Core FFO Attributable to Common Shareholders	19,588	16,830	41,017	33,763
Plus: Depreciation of Corporate Office Capitalized Costs	167	39	208	79
Plus: Stock Compensation Expense	215	111	344	242
Plus: Amortization of Financing Costs	320	303	637	596
Less: Gain on Sale of Securities Transactions	-0-	(11)	-0-	(111)
Less: Lease Termination Income	-0-	-0-	-0-	(210)
Less: Recurring Capital Expenditures	(630)	(64)	(1,187)	(284)
Less: Effect of Non-cash U.S. GAAP Straight-line Rent Adjustment	(488)	(361)	(825)	(756)
AFFO Attributable to Common Shareholders	$19,172	$16,847	$40,194	$33,319

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the six months ended March 31, 2019 and 2018 (in thousands):

	Six Months Ended
	3/31/2019	3/31/2018

Operating Activities	$50,648	$42,838
Investing Activities	(173,458)	(161,056)
Financing Activities	129,844	120,462

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to March 31, 2019 (the date of this Quarterly Report on Form 10-Q).

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal controls over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

Date:	May 9, 2019	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	May 9, 2019	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

