Form 10-Q
period 2019-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2019-08-01
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code (732) 577-9996

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MNR	NYSE
6.125% Series C Cumulative Redeemable Preferred Stock	MNR-PC	NYSE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of July 31, 2019: 95,464,867

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2019

C O N T E N T S

PART I:

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND SEPTEMBER 30, 2018

(in thousands except per share amounts)

	June 30, 2019	September 30, 2018
	(Unaudited)
ASSETS
Real Estate Investments:
Land	$236,497	$224,719
Buildings and Improvements	1,603,423	1,494,859
Total Real Estate Investments	1,839,920	1,719,578
Accumulated Depreciation	(238,757)	(207,065)
Real Estate Investments	1,601,163	1,512,513

Cash and Cash Equivalents	13,631	9,324
Securities Available for Sale at Fair Value	171,040	154,921
Tenant and Other Receivables	662	1,249
Deferred Rent Receivable	10,762	9,656
Prepaid Expenses	7,375	6,190
Intangible Assets, net of Accumulated Amortization of $15,195 and $13,700, respectively	14,981	14,590
Capitalized Lease Costs, net of Accumulated Amortization of $3,254 and $3,271, respectively	5,682	5,232
Financing Costs, net of Accumulated Amortization of $1,277 and $995, respectively	219	500
Other Assets	9,668	4,203

TOTAL ASSETS	$1,835,183	$1,718,378

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2019 AND SEPTEMBER 30, 2018

(in thousands except per share amounts)

	June 30, 2019	September 30, 2018
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$734,095		$711,546
Loans Payable	126,187		186,609
Accounts Payable and Accrued Expenses	3,775		5,891
Other Liabilities	17,354		16,426
Total Liabilities	881,411		920,472

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 16,400 Shares Authorized as of June 30, 2019 and September 30, 2018; 12,506 and 11,488 Shares Issued and Outstanding as of June 30, 2019 and September 30, 2018, respectively	312,660		287,200
Common Stock, $0.01 Par Value Per Share: 188,040 Shares Authorized as of June 30, 2019 and September 30, 2018; 95,155 and 81,503 Shares Issued and Outstanding as of June 30, 2019 and September 30, 2018, respectively	952		815
Excess Stock, $0.01 Par Value Per Share: 200,000 Shares Authorized as of June 30, 2019 and September 30, 2018; No Shares Issued or Outstanding as of June 30, 2019 and September 30, 2018	0	0
Additional Paid-In Capital	640,160		534,635
Accumulated Other Comprehensive Loss	0		(24,744)
Undistributed Income	0		0
Total Shareholders’ Equity	953,772		797,906

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,835,183		$1,718,378

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
INCOME:
Rental Revenue	$33,127	$29,256	$98,678	$85,559
Reimbursement Revenue	6,345	5,480	19,247	17,002
Lease Termination Income	0	0	0	210
TOTAL INCOME	39,472	34,736	117,925	102,771

EXPENSES:
Real Estate Taxes	5,092	4,488	15,144	13,593
Operating Expenses	1,649	1,459	5,186	4,371
General & Administrative Expenses	2,351	1,888	6,420	6,053
Depreciation	10,833	9,162	32,067	26,504
Amortization of Capitalized Lease Costs and Intangible Assets	721	614	2,144	1,741
TOTAL EXPENSES	20,646	17,611	60,961	52,262

OTHER INCOME (EXPENSE):
Dividend Income	3,686	3,628	11,569	9,380
Gain on Sale of Securities Transactions	0	0	0	111
Unrealized Holding Gains (Losses) Arising During the Periods	(11,609)	0	(38,668)	0
Interest Expense, including Amortization of Financing Costs	(9,275)	(8,279)	(27,879)	(23,640)
TOTAL OTHER INCOME (EXPENSE)	(17,198)	(4,651)	(54,978)	(14,149)

INCOME FROM OPERATIONS	1,628	12,474	1,986	36,360

Gain on Sale of Real Estate Investments	0	2,097	0	7,486

NET INCOME	1,628	14,571	1,986	43,846

Less: Preferred Dividends	4,749	4,248	13,650	12,813

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,121)	$10,323	$(11,664)	$31,033

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018 – CONTINUED

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
BASIC INCOME (LOSS) – PER SHARE
Net Income	$0.02	$0.18	$0.02	$0.56
Less: Preferred Dividends	(0.05)	(0.05)	(0.15)	(0.16)
Net Income (Loss) Attributable to Common Shareholders – Basic	$(0.03)	$0.13	$(0.13)	$0.40

DILUTED INCOME (LOSS) – PER SHARE
Net Income	$0.02	$0.18	$0.02	$0.56
Less: Preferred Dividends	(0.05)	(0.05)	(0.15)	(0.16)
Net Income (Loss) Attributable to Common Shareholders – Diluted	$(0.03)	$0.13	$(0.13)	$0.40

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands)
Basic	94,399	79,414	92,619	77,921
Diluted	94,493	79,572	92,719	78,099

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018

Net Income	$1,628	$14,571	$1,986	$43,846
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Periods	0	22,755	0	(14,828)
Reclassification Adjustment for Net Gains Realized in Income	0	0	0	(111)
TOTAL COMPREHENSIVE INCOME	1,628	37,326	1,986	28,907
Less: Preferred Dividends	4,749	4,248	13,650	12,813
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,121)	$33,078	$(11,664)	$16,094

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands, except per share data)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance March 31, 2019	$939	$299,230	$642,943	$0	$0	$943,112
Shares Issued in Connection with the DRIP (1)	13	0	16,834	0	0	16,847
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	0	13,430	(663)	0	0	12,767
Stock Compensation Expense	0	0	231	0	0	231
Distributions To Common Shareholders ($0.17 per share)	0	0	(19,185)	3,121	0	(16,064)
Net Income	0	0	0	1,628	0	1,628
Preferred Dividends ($0.3828125 per share)	0	0	0	(4,749)	0	(4,749)
Balance June 30, 2019	$952	$312,660	$640,160	$0	$0	$953,772

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance March 31, 2018	$788	$277,384	$503,310	$0	$(31,125)	$750,357
Shares Issued in Connection with the DRIP (1)	13	0	18,840	0	0	18,853
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	0	103	(53)	0	0	50
Stock Compensation Expense	0	0	98	0	0	98
Distributions To Common Shareholders ($0.17 per share)	0	0	(3,200)	(10,323)	0	(13,523)
Net Income	0	0	0	14,571	0	14,571
Preferred Dividends ($0.3828125 per share)	0	0	0	(4,248)	0	(4,248)
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	0	0	0	0	22,756	22,756
Balance June 30, 2018	$801	$277,487	$518,995	$0	$(8,369)	$788,914

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands, except per share data)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2018	$815	$287,200	$534,635	$0	$(24,744)	$797,906
Impact of Adoption of Accounting Standards Update 2016-01	0	0	0	$(24,744)	24,744	0
Shares Issued in Connection with the DRIP (1)	44	0	57,417	0	0	57,461
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	92	0	132,246	0	0	132,338
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	0	25,460	(1,411)	0	0	24,049
Shares Issued Through the Exercise of Stock Options	1	0	566	0	0	567
Stock Compensation Expense	0	0	574	0	0	574
Distributions To Common Shareholders ($0.51 per share)	0	0	(83,867)	36,408	0	(47,459)
Net Income	0	0	0	1,986	0	1,986
Preferred Dividends ($1.1484375 per share)	0	0	0	(13,650)	0	(13,650)
Balance June 30, 2019	$952	$312,660	$640,160	$0	$0	$953,772

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2017	$756	$245,986	$459,553	$0	$6,570	$712,865
Shares Issued in Connection with the DRIP (1)	45	0	67,851	0	0	67,896
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	0	31,501	(509)	0	0	30,992
Shares Issued Through the Exercise of Stock Options	0	0	570	0	0	570
Stock Compensation Expense	0	0	339	0	0	339
Distributions To Common Shareholders ($0.51 per share)	0	0	(8,809)	(31,033)	0	(39,842)
Net Income	0	0	0	43,846	0	43,846
Preferred Dividends ($1.1484375 per share)	0	0	0	(12,813)	0	(12,813)
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	0	0	0	0	(14,939)	(14,939)
Balance June 30, 2018	$801	$277,487	$518,995	$0	$(8,369)	$788,914

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands)

	Nine Months Ended	Nine Months Ended
	6/30/2019	6/30/2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,986	$43,846
Noncash Items Included in Net Income:
Depreciation & Amortization	35,167	29,156
Deferred Straight Line Rent	(1,352)	(1,357)
Stock Compensation Expense	574	339
Unrealized Holding (Gains) Losses Arising During the Periods	38,668	0
Gain on Sale of Securities Transactions	0	(111)
Gain on Sale of Real Estate Investments	0	(7,486)
Changes In:
Tenant & Other Receivables	664	1,775
Prepaid Expenses	(1,185)	(1,637)
Other Assets & Capitalized Lease Costs	173	(2,174)
Accounts Payable, Accrued Expenses & Other Liabilities	709	743
NET CASH PROVIDED BY OPERATING ACTIVITIES	75,404	63,094

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(113,406)	(174,919)
Capital Improvements	(11,594)	(4,542)
Proceeds from Sale of Real Estate Investments	0	22,083
Return of Deposits on Real Estate	200	450
Deposits Paid on Acquisitions of Real Estate	(6,400)	(700)
Proceeds from Sale of Securities Available for Sale	0	2,620
Purchase of Securities Available for Sale	(54,787)	(61,278)
NET CASH USED IN INVESTING ACTIVITIES	(185,987)	(216,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Draws (Repayments) on Loans Payable	(60,422)	37,701
Proceeds from Fixed Rate Mortgage Notes Payable	72,500	105,600
Principal Payments on Fixed Rate Mortgage Notes Payable	(50,180)	(39,444)
Financing Costs Paid on Debt	(444)	(1,066)
Proceeds from the Exercise of Stock Options	567	570
Proceeds from Underwritten Public Offering of Common Stock, net of offering costs	132,338	0
Proceeds from At-The-Market 6.125% Series C Preferred Stock, net of offering costs	24,049	30,992
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	44,618	58,429
Preferred Dividends Paid	(13,520)	(12,549)
Common Dividends Paid, net of Reinvestments	(34,616)	(30,375)
NET CASH PROVIDED BY FINANCING ACTIVITIES	114,890	149,858

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,307	(3,334)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,324	10,226
CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,631	$6,892

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2019

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (we, our, us, the Company or MREIC), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. We were founded in 1968 and are one of the oldest public equity REITs in the world. As of June 30, 2019, we owned 113 properties with total square footage of 21.8 million, which was 98.9% occupied, as compared to 111 properties with total square footage of 21.2 million, which was 99.6% occupied as of September 30, 2018. Subsequent to quarter end our occupancy increased to 99.4%. These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. As of the quarter ended June 30, 2019, our weighted average lease maturity was 7.8 years and our annualized average base rent per occupied square foot was $6.23. As of June 30, 2019, the weighted average building age, based on the square footage of our buildings, was 9.1 years. We also own a portfolio of REIT investment securities, which we generally limit to no more than approximately 10% of our undepreciated assets (which is our total assets, excluding accumulated depreciation). We intend to reduce our portfolio of REIT investment securities to be no more than approximately 5% of our undepreciated assets by our 2020 fiscal yearend. Total assets excluding accumulated depreciation were $2.1 billion as of June 30, 2019. We held $171.0 million in marketable REIT securities as of June 30, 2019, representing 8.2% of our undepreciated assets.

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

In December 2017, as part of the Tax Cuts and Jobs Act of 2017 (the TCJA), Section 199A was added to the Code and became effective for tax years beginning after December 31, 2017 and before January 1, 2026. Under the TCJA, subject to certain income limitations, an individual taxpayer and estates and trusts may deduct 20% of the aggregate amount of qualified REIT dividends they receive from their taxable income. Qualified REIT dividends do not include any portion of a dividend received from a REIT that is classified as a capital gain dividend or non-qualified dividend income.

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended September 30, 2018.

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

Stock Compensation Plan

We account for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of stock awards and restricted stock awards is equal to the fair value of our stock on the grant date. The amortization of compensation costs for the awards of stock, stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income (Loss) and amounted to $231,000 and $98,000 for the three months ended June 30, 2019 and 2018, respectively, and amounted to $574,000 and $339,000 for the nine months ended June 30, 2019 and 2018, respectively.

During the nine months ended June 30, 2019 and 2018, the following stock options, which vest one year after grant date, were granted under our Stock Option Plan:

Date of Grant	Number of Employees	Number of Shares (in thousands)	Option Price	Expiration Date
1/10/19	1	65	$12.86	1/10/27
12/10/18	12	385	$13.64	12/10/26
1/3/18	1	65	$17.80	1/3/26

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year indicated:

	Fiscal 2019	Fiscal 2018
Dividend yield	5.03%	3.82%
Expected volatility	17.17%	16.45%
Risk-free interest rate	2.88%	2.37%
Expected lives (years)	8	8
Estimated forfeitures	0	0

The weighted-average fair value of options granted during the nine months ended June 30, 2019 and 2018 was $1.17 and $1.84 per share subject to the option.

During the nine months ended June 30, 2019 and 2018, 25,000 and 12,500 shares of restricted stock were granted, respectively. During the nine months ended June 30, 2019, one participant exercised options to purchase 65,000 shares of common stock at a price of $8.72 per share for total proceeds of $567,000. During the nine months ended June 30, 2018, three participants exercised options awarded under the Plan to purchase an aggregate of 40,000 shares of common stock at a weighted average exercise price of $14.24 per share for total proceeds of $570,000. As of June 30, 2019, a total of 1.2 million shares were available for grant as stock options, as restricted stock, or other equity-based awards, plus any shares subject to outstanding options that expire or are forfeited without being exercised. As of June 30, 2019, there were outstanding options to purchase 1.1 million shares with an aggregate intrinsic value of $1.2 million.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for our fiscal year beginning October 1, 2018. The most significant change for us, once ASU 2016-01 was adopted, was the accounting treatment for our investments in marketable securities that are classified as available for sale. The accounting treatment used for our Consolidated Financial Statements through Fiscal 2018 was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, effective October 1, 2018, these marketable securities continue to be measured at fair value, however, the changes in net unrealized holding gains and losses are now recognized through net income on our Consolidated Statements of Income (Loss). On October 1, 2018, unrealized net holding losses of $24.7 million were reclassed to beginning Undistributed Income (Loss) to recognize the unrealized losses previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessee and lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The most significant changes related to lessor accounting under ASU 2016-02 include bifurcating revenue into lease and non-lease components and the new standard’s narrow definition of initial direct costs for leases. Since our revenue is primarily derived from leasing activities from long-term net-leases and since we currently do not capitalize indirect costs for leases, we believe that we will continue to account for our leases and related leasing costs in substantially the same manner as we currently do once the adoption of the ASU 2016-02 becomes effective. In addition, the guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. Therefore, the most significant impact for us may be the recognition of our corporate office lease, while accounting where we are the lessor will remain substantially the same. Upon adoption, we may recognize an asset and lease liability equal to the present value of the minimum lease payments due under our corporate office lease. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendment in ASU 2018-10 affects narrow aspects of the guidance issued earlier in ASU 2016-02 by removing certain inconsistencies and providing additional clarification related to the guidance issued earlier. We are currently evaluating the potential impact this standard may have on our consolidated financial statements and expect that the adoption of this standard will not have a significant impact on our consolidated financial statements and related disclosures. In December 2018, the FASB issued ASU 2018-20 “Narrow-Scope Improvements for Lessors.” Similar to ASU 2018-10, 2018-20 affects narrow aspects of the guidance issued earlier in ASU 2016-02 as well by providing additional clarification related to the guidance issued earlier. The most significant changes related to lessor accounting under ASU 2018-20 is the clarification of how to treat payments made by a lessee directly to a third party, such as real estate taxes paid by the lessee directly to the taxing authority, whereby items paid directly by the lessee to a third party should not be reflected in the lessors income statement and, thus, should not be bifurcated and included in revenue and operating expenses. A majority of our reimbursable expenses are paid by us and are billed back to our lessees. Therefore, these reimbursable expenses will continue to be presented separately by bifurcating these revenue and expense items in our Consolidated Statements of Income. We are currently evaluating the potential impact this standard may have on our consolidated financial statements and expect that the adoption of this standard will not have a significant impact on our consolidated financial statements and related disclosures, other than any of these types of payments made by a lessee directly to a third party will no longer be presented on a gross basis in our Consolidated Statements of Income, which will have a net zero effect on our Net Income Attributable to Common Shareholders. ASU 2016-02, 2018-10 and 2018-20 are effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2018. Therefore, we expect to adopt these standards effective October 1, 2019.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.” The FASB issued further guidance in ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Therefore, we adopted the standard effective October 1, 2018. Our revenue is primarily derived from leasing activities and historically our property dispositions have been cash sales with no contingencies and no future involvement in the property. Since this standard applies to all contracts with customers except those that are within the scope of other guidance, such as leases, the adoption of this standard did not have a significant impact on our consolidated financial statements and related disclosures.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Segment Reporting & Financial Information

Our primary business is the ownership and management of real estate properties. We invest in well-located, modern, single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. We review operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. We evaluate financial performance using Net Operating Income (NOI) from property operations. NOI is a non-GAAP financial measure, which we define as recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities and repairs and maintenance. We have aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated as industrial properties subject to long-term net-leases primarily to investment-grade tenants or their subsidiaries.

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

In addition, common stock equivalents of 94,000 and 158,000 shares are included in the diluted weighted average shares outstanding for the three months ended June 30, 2019 and 2018, respectively, common stock equivalents of 100,000 and 178,000 shares are included in the diluted weighted average shares outstanding for the nine months ended June 30, 2019 and 2018. For the diluted weighted average shares outstanding for the three months ended June 30, 2019 and 2018, 305,000 and 65,000 options to purchase shares of common stock were antidilutive. For the diluted weighted average shares outstanding for the nine months ended June 30, 2019 and 2018, 305,000 and 65,000 options to purchase shares of common stock, respectively, were antidilutive.

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

We evaluated the property acquisitions which took place during the nine months ended June 30, 2019, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for the two properties purchased during fiscal 2019 as asset acquisitions and allocated the total cash consideration, including transaction costs of approximately $324,000, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions.

The financial information set forth below summarizes our purchase price allocation for these two properties acquired during the nine months ended June 30, 2019 that are accounted for as asset acquisitions (in thousands):

Land	$11,778
Building	99,741
In-Place Leases	1,886

The following table summarizes the operating results included in our consolidated statements of income (loss) for the three and nine months ended June 30, 2019 for the two properties acquired during the nine months ended June 30, 2019 (in thousands):

	Three Months Ended 6/30/2019	Nine Months Ended 6/30/2019

Rental Revenues	$1,775	$4,871
Net Income Attributable to Common Shareholders	331	1,131

Subsequent to the quarter end, on July 26, 2019, we purchased a newly constructed 350,000 square foot industrial building, situated on 45.6 acres, located in Lafayette, IN. The building is 100% net-leased to Toyota Tsusho America, Inc. (Toyota) for 10 years through June 2029. The purchase price was $25.5 million. We obtained a 15 year, fully-amortizing mortgage loan of $17.0 million at a fixed interest rate of 4.25%. Annual rental revenue over the remaining term of the lease averages $1.7 million. Toyota is considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites.

Expansions

During the nine months ended June 30, 2019, we completed a 155,000 square foot building expansion at our property located in Monroe (Cincinnati), OH for a total project cost of $8.6 million. The expansion resulted in a new 15 year lease which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over the 15 years. We obtained a commitment to enter into a 10.7 year, fully-amortizing second mortgage loan of $7.0 million at a fixed interest rate of 3.85%. The maturity of the second mortgage loan will coincide with the maturity of the property’s first fully-amortizing mortgage loan which is at a fixed interest rate of 3.77% and has a principal balance of $6.8 million as of the quarter end.

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

On June 1, 2018, we sold a 68,370 square foot building located in Colorado Springs, CO for $5.8 million, with net sale proceeds of approximately $5.5 million. Prior to the sale of this property, it was leased to FedEx Ground Package System, Inc. through September 2018. The tenant informed us that they would not be renewing this lease because they have moved their operations to our newly constructed 225,000 square foot facility, which is also located in Colorado Springs, CO.

On June 5, 2018, we sold an 87,500 square foot vacant building located in Ft. Myers, FL for $6.4 million, with net sale proceeds of approximately $6.1 million. Prior to this property becoming vacant, it was leased to FedEx Ground Package System, Inc. through June 2017. FedEx Ground Package System, Inc. vacated this property because they moved their operations to our newly constructed 214,000 square foot facility, which is also located in Ft. Myers, FL.

These four properties sold during fiscal 2018, resulted in a U.S. GAAP net realized gain of approximately $7.5 million, representing a 51% gain over the depreciated U.S. GAAP basis and a net realized gain over our historic undepreciated cost basis of approximately $1.2 million, representing a 6% net gain over our historic undepreciated cost basis.

Since the sale of these four properties during fiscal 2018 did not represent a strategic shift that had a major effect on our operations and financial results, the operations generated from these properties were not included in Discontinued Operations.

The following table summarizes the operations of the four properties that were sold during the prior year, which are included in the accompanying Consolidated Statements of Income for the three and nine months ended June 30, 2018 (in thousands).

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Rental and Reimbursement Revenue	$0	$93	$0	$950
Lease Termination Income	0	0	0	210
Real Estate Taxes	0	(5)	0	(233)
Operating Expenses	0	(26)	0	(110)
Depreciation & Amortization	0	(16)	0	(79)
Interest Expense, including Amortization of Financing Costs	0	(12)	0	(38)
Income from Operations	0	34	0	700
Gain on Sale of Real Estate Investments	0	2,097	0	7,486
Net Income	$0	$2,131	$0	$8,186

Pro-forma information

The following unaudited pro-forma condensed financial information has been prepared utilizing our historical financial statements and the effect of additional revenue and expenses generated from property acquired and expanded during fiscal 2019 to date, and during fiscal 2018, assuming that the acquisitions and completed expansions had occurred as of October 1, 2017, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions and expansions. In addition, Net Income (Loss) Attributable to Common Shareholders excludes the operations, including the exclusion of the related realized gain, of the four properties sold during fiscal 2018. Furthermore, the net proceeds raised from our public offering of 9.2 million shares of our Common Stock in October 2018 and from our Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the pro forma Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the public offering and the DRIP, as if all the shares raised had occurred on October 1, 2017. Additionally, the net proceeds raised from the issuance of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), through our At-The-Market Sales Agreement Program were used to help fund property acquisitions and, therefore, the pro forma preferred dividend has been adjusted to account for its effect on pro-forma Net Income (Loss) Attributable to Common Shareholders as if all the preferred stock issuances had occurred on October 1, 2017.

The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended (in thousands, except per share amounts)
	6/30/2019		6/30/2018
	As Reported	Pro-forma	As Reported	Pro-forma

Rental Revenue	$33,127	$33,554	$29,256	$33,756

Net Income (Loss) Attributable to Common Shareholders	$(3,121)	$(2,887)	$10,323	$8,997

Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$(0.03)	$(0.03)	$0.13	$0.09

	Nine Months Ended (in thousands, except per share amounts)
	6/30/2019		6/30/2018
	As Reported	Pro-forma	As Reported	Pro-forma

Rental Revenue	$98,678	$100,665	$85,559	$100,979

Net Income (Loss) Attributable to Common Shareholders	$(11,664)	$(10,750)	$31,033	$26,356

Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$(0.13)	$(0.11)	$0.40	$0.28

Tenant Concentration

We have a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties, consisting of 61 separate stand-alone leases covering 10.5 million square feet as of June 30, 2019 and 58 separate stand-alone leases covering 9.4 million square feet as of June 30, 2018. As of June 30, 2019, the 61 separate stand-alone leases that are leased to FDX and FDX subsidiaries are located in 25 different states and have a weighted average lease maturity of 8.8 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 48% (5% to FDX and 43% to FDX subsidiaries) as of June 30, 2019 and 46% (7% to FDX and 39% to FDX subsidiaries) as of June 30, 2018. As of June 30, 2019, no other tenant accounted for 5% or more of our total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 60% (5% to FDX and 55% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2019, and was 56% (7% to FDX and 49% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2018. No other tenant accounted for 5% or more of our total Rental and Reimbursement Revenue for the nine months ended June 30, 2019 and 2018.

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

In addition to real estate property holdings, we held $171.0 million in marketable REIT securities at June 30, 2019, representing 8.2% of our undepreciated assets (which is our total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance our diversification.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

Our Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $171.0 million as of June 30, 2019. We generally limit our investment in marketable securities to no more than approximately 10% of our undepreciated assets (which is our total assets excluding accumulated depreciation). We intend to reduce our portfolio of REIT investment securities to be no more than approximately 5% of our undepreciated assets by our 2020 fiscal yearend. Total assets excluding accumulated depreciation were $2.1 billion as of June 30, 2019. We held $171.0 million in marketable REIT securities as of June 30, 2019, representing 8.2% of our undepreciated assets. The REIT securities portfolio provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the nine months ended June 30, 2019, we did not sell or redeem any securities. In addition, we recognized dividend income on our investments in securities of $3.7 million and $11.5 million for the three and nine months ended June 30, 2019. We also made purchases of $54.8 million in Securities Available for Sale at Fair Value during the nine months ended June 30, 2019. Of this amount, we made total purchases of 51,000 common shares of UMH Properties, Inc. (UMH), a related REIT, for a total cost of $651,000, or an average cost of $12.66 per share, which were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. We owned a total of 1.2 million UMH common shares as of June 30, 2019 at a total cost of $12.7 million and a fair value of $15.4 million representing 3.1% of the outstanding common shares of UMH. In addition, as of June 30, 2019, we owned 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2.5 million with a fair value of $2.6 million. The unrealized gain on our investment in UMH’s common and preferred stock as of June 30, 2019 was $2.8 million.

As of June 30, 2019, we had total net unrealized holding losses on our securities portfolio of $63.4 million. As a result of the adoption of ASU 2016-01, $38.7 million of the net unrealized holding losses have been reflected as Unrealized Holding Gains (Losses) Arising During the Periods in the accompanying Consolidated Statements of Income (Loss) for the nine months ended June 30, 2019 and the remaining $24.7 million of the net unrealized holding losses have been reflected as a reclass to beginning Undistributed Income (Loss).

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

NOTE 5 – DEBT

For the three months ended June 30, 2019 and 2018, amortization of financing costs included in interest expense were $319,000 and $315,000, respectively. For the nine months ended June 30, 2019 and 2018, amortization of financing costs included in interest expense were $956,000 and $911,000, respectively.

As of June 30, 2019, we owned 113 properties, of which 60 carried Fixed Rate Mortgage Notes Payable with outstanding principal balances totaling $742.1 million.

The following is a summary of our Fixed Rate Mortgage Notes Payable as of June 30, 2019 and September 30, 2018 (in thousands):

	6/30/2019		9/30/2018
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$742,087	4.03%	$719,768	4.07%

Debt Issuance Costs	$11,636		$11,716
Accumulated Amortization of Debt Issuance Costs	(3,644)		(3,494)
Unamortized Debt Issuance Costs	$7,992		$8,222

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$734,095		$711,546

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

As of June 30, 2019, interest payable on these mortgages were at fixed rates ranging from 3.45% to 7.00%, with a weighted average interest rate of 4.03%. This compares to a weighted average interest rate of 4.07% as of September 30, 2018 and 4.11% as of June 30, 2018. As of June 30, 2019, the weighted average loan maturity of the Fixed Rate Mortgage Notes Payable was 11.5 years. This compares to a weighted average loan maturity of the Fixed Rate Mortgage Notes Payable of 11.7 years as of September 30, 2018 and 11.5 years as of June 30, 2018.

In connection with the two properties acquired during the nine months ended June 30, 2019, which are located in Trenton, NJ and Savannah, GA (as described in Note 3), we obtained two 15 year fully-amortizing mortgage loans. The two mortgage loans originally totaled $72.5 million with a weighted average interest rate of 4.20%.

During the nine months ended June 30, 2019, we fully repaid a 6.0% mortgage loan for one of our properties located in Tampa, FL for $4.8 million and we fully repaid a 7.60% mortgage loan for our property located in Lebanon, TN for $7.1 million. In addition, during June 2019 we prepaid a 5.54% mortgage loan for one of our properties located in Hanahan (Charleston), SC for $224,000 that was originally set to mature in January 2020. Subsequent to the quarter end, we prepaid a 7.00% mortgage loan for one of our properties located in Fort Mill, SC for $229,000 that was originally set to mature in October 2019 and we prepaid a 6.07% mortgage loan for one of our properties located in Denver, Co for $121,000 that was originally set to mature in November 2019.

As of June 30, 2019, Loans Payable represented the amount drawn down on our $200.0 million unsecured line of credit facility (the Facility) in the amount of $110.0 million and the amount drawn down on our margin loan of $16.2 million.

The Facility matures in September 2020 with a one year extension at our option (subject to various conditions as specified in the loan agreement). During the nine months ended June 30, 2019, we paid down our Facility by $50.0 million. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered properties. Effective March 22, 2018, the capitalization rate applied to our NOI generated by our unencumbered properties was lowered from 7.0% to 6.5%, thus increasing the value of the borrowing base properties under the terms of the agreement. Borrowings under the Facility will, at our election, either i) bear interest at LIBOR plus 140 basis points to 220 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on our leverage ratio. Our borrowings as of June 30, 2019, based on our leverage ratio, bear interest at LIBOR plus 170 basis points, which represented an interest rate of 4.10%. In addition, we have a $100.0 million accordion feature, bringing the total potential availability under the Facility up to $300.0 million (subject to various conditions as specified in the loan agreement).

We also invest in equity securities of other REITs which provide us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. From time to time, we may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, we may borrow up to 50% of the value of the marketable securities, which was $171.0 million as of June 30, 2019. As of June 30, 2019, we had $16.2 million drawn against the margin at an interest rate of 3.0%.

NOTE 6 – SHAREHOLDERS’ EQUITY

Our authorized stock as of June 30, 2019 consisted of 188.0 million shares of common stock, of which 95.2 million shares were issued and outstanding, 16.4 million authorized shares of 6.125% Series C Preferred Stock, of which 12.5 million shares were issued and outstanding, and 200.0 million authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

Common Stock

In October 2018, we completed a public offering of 9.2 million shares of our Common Stock (including the underwriters’ option to purchase 1.2 million additional shares) at a price of $15.00 per share, before underwriting discounts. We received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of $132.3 million.

We raised $57.5 million (including dividend reinvestments of $12.8 million) from the issuance of 4.4 million shares of common stock under our DRIP during the nine months ended June 30, 2019. During the nine months ended June 30, 2019, we paid $47.5 million in total cash dividends, or $0.51 per share, to common shareholders, of which $12.8 million was reinvested in the DRIP, representing a 27% participation rate.

On July 1, 2019, our Board of Directors declared a dividend of $0.17 per share to be paid September 16, 2019 to common shareholders of record as of the close of business on August 15, 2019.

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

6.125% Series C Cumulative Redeemable Preferred Stock

During the nine months ended June 30, 2019, we paid $13.5 million in Preferred Dividends, or $1.1484375 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2018 through May 31, 2019. As of June 30, 2019, we have accrued Preferred Dividends of $1.6 million covering the period June 1, 2019 to June 30, 2019. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. The 6.125% Series C Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to our qualification as a REIT, or in connection with a change of control, the 6.125% Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time, and from time to time, the 6.125% Series C Preferred Stock will be redeemable in whole, or in part, at our option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. On July 1, 2019, our Board of Directors declared a dividend of $0.3828125 per share to be paid September 16, 2019 to the 6.125% Series C Preferred shareholders of record as of the close of business on August 15, 2019.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $96.5 million. Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through June 30, 2019, we sold 4.1 million shares of our 6.125% Series C Preferred Stock under these programs at a weighted average price of $24.82 per share, and generated net proceeds, after offering expenses, of $99.9 million, of which 1.0 million shares were sold during the nine months ended June 30, 2019 at a weighted average price of $24.08 per share, and generated net proceeds, after offering expenses, of $24.0 million. As of June 30, 2019, there is $94.6 million remaining that may be sold under the Preferred Stock ATM Program.

As of June 30, 2019, 12.5 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to the June 30, 2019 quarter end, through July 18, 2019, we sold 277,000 shares of our 6.125% Series C Preferred Stock under our Preferred Stock ATM Program at a weighted average price of $24.26 per share, and realized net proceeds, after offering expenses, of $6.6 million.

NOTE 7 - FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. Our financial assets consist mainly of marketable REIT securities.

The fair value of these financial assets was determined using the following inputs at June 30, 2019 and September 30, 2018 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2019:
Equity Securities – Preferred Stock	$13,024	$13,024	$0	$0
Equity Securities – Common Stock	158,014	158,014	0	0
Mortgage Backed Securities	2	2	0	0
Total Securities Available for Sale at Fair Value	$171,040	$171,040	$0	$0

As of September 30, 2018:
Equity Securities – Preferred Stock	$7,310	$7,310	$0	$0
Equity Securities – Common Stock	147,608	147,608	0	0
Mortgage Backed Securities	3	3	0	0
Total Securities Available for Sale at Fair Value	$154,921	$154,921	$0	$0

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of Fixed Rate Mortgage Notes Payable is based on discounting the future cash flows at a yearend risk adjusted borrowing rate currently available to us for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At June 30, 2019, the Fixed Rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $745.6 million and the carrying value amounted to $742.1 million.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended June 30, 2019 and 2018 was $27.1 million and $23.0 million, respectively.

During the nine months ended June 30, 2019 and 2018, we had dividend reinvestments of $12.8 million and $9.5 million, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

In addition to the property purchased subsequent to the quarter end on July 26, 2019, we have entered into agreements to purchase four new build-to-suit, industrial buildings that are currently being developed in Indiana, North Carolina and Ohio (2), totaling 1.5 million square feet, with net-leased terms ranging from 10 to 15 years, with a weighted average lease term of 14.5 years. The aggregate purchase price for these properties is $219.2 million. Two of these four properties, consisting of approximately 774,000 square feet, or 50%, are leased for 15 years to FedEx Ground Package System, Inc. and one of these four properties, consisting of 613,000 square feet, or 40% is leased for 15 years to Amazon.com Services, Inc. All four properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these four transactions during fiscal 2020. In connection with one of these properties, we have entered into a commitment to obtain an 18 year fully-amortizing mortgage loan for $52.5 million with a fixed interest rate of 4.27%.

We obtained a commitment to enter into a 10.7 year, fully-amortizing second mortgage loan of $7.0 million at a fixed interest rate of 3.85% for our property located in Monroe (Cincinnati), OH. We recently completed a 155,000 square foot building expansion for this property for a total project cost of $8.6 million. The maturity of the second mortgage loan will coincide with the maturity of the property’s first fully-amortizing mortgage loan, which is at a fixed interest rate of 3.77% and had a principal balance of $6.8 million as of the quarter ended June 30, 2019. The expansion resulted in a new 15 year lease, which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over the 15 year lease term.

We have entered into a new ten year lease for our future corporate office space located in Holmdel, NJ. The new lease is for 13,000 square feet and is expected to commence during our fourth quarter of fiscal 2019, at which time we expect to assign the existing lease pertaining to our current corporate office space located in Freehold, NJ to UMH. Initial gross annual rent for our new corporate office is approximately $410,000, or $31.00 per square foot. Our existing lease is for 5,700 square feet with annual gross rent averaging $137,000, or $24.17 per square foot over the remaining 2.5 year lease term.

From time to time, we may be subject to claims and litigation in the ordinary course of business. We do not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

Subsequent to the quarter end, on July 26, 2019, we purchased a newly constructed 350,000 square foot industrial building, situated on 45.6 acres, located in Lafayette, IN. The building is 100% net-leased to Toyota Tsusho America, Inc. (Toyota) for 10 years through June 2029. The purchase price was $25.5 million. We obtained a 15 year, fully-amortizing mortgage loan of $17.0 million at a fixed interest rate of 4.25%. Annual rental revenue over the remaining term of the lease averages $1.7 million. Toyota is considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites.

Effective July 1, 2019, we entered into a new ten-year lease agreement with Amazon.com Services, Inc. through June 30, 2029 for our 92,000 square foot facility located in the Charleston, SC MSA. This facility was previously leased to FedEx Ground Package System, Inc. through November 2018. Initial annual rent is $688,000, representing $7.50 per square foot, with 3.0% annual increases thereafter. This results in a U.S. GAAP straight-line annualized rent of $789,000, representing $8.60 per square foot over the life of the lease. This compares to the former cash rent and U.S. GAAP straight-line rent of $7.35 per square foot, resulting in an increase in the average lease rate of 17.0% on a U.S. GAAP straight-line basis and an increase of 2.0% on a cash basis. We have agreed to make certain improvements, including expanding the parking, which we expect to cost $1.75 million.

Subsequent to the quarter end, we prepaid a 7.00% mortgage loan for one of our properties located in Fort Mill, SC for $229,000 that was originally set to mature in October 2019 and we prepaid a 6.07% mortgage loan for one of our properties located in Denver, CO for $121,000 that was originally set to mature in November 2019.

On July 1, 2019, our Board of Directors declared a common dividend of $0.17 per share to be paid September 16, 2019 to common shareholders of record as of the close of business on August 15, 2019.

On July 1, 2019, our Board of Directors declared a preferred dividend of $0.3828125 per share to be paid September 16, 2019 to the 6.125% Series C Preferred shareholders of record as of the close of business on August 15, 2019.

Subsequent to the June 30, 2019 quarter end, through July 18, 2019, we sold 277,000 shares of our 6.125% Series C Preferred Stock under our Preferred Stock ATM Program at a weighted average price of $24.26 per share, and realized net proceeds, after offering expenses, of $6.6 million.

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

We operate as a real estate investment trust (REIT). We seek to invest in well-located, modern single-tenant industrial buildings leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. We were founded in 1968 and are one of the oldest public equity REITs in the world. During the nine months ended June 30, 2019, we purchased two new built-to-suit, net-leased, industrial properties, located in Trenton, NJ and Savannah, GA totaling approximately 474,000 square feet, for $113.1 million in the aggregate. In connection with the two properties acquired during the nine months ended June 30, 2019, we obtained two 15 year fully-amortizing mortgage loans originally totaling $72.5 million with a weighted average interest rate of 4.20%. As of June 30, 2019, we owned 113 properties with total square footage of 21.8 million. These properties are located in 30 states. As of the quarter ended June 30, 2019, our weighted average lease maturity was 7.8 years, our occupancy rate was 98.9%, and our annualized average base rent per occupied square foot was $6.23. Subsequent to quarter end, our occupancy increased to 99.4%. As of June 30, 2019, the weighted average building age, based on the square footage of our buildings, was 9.1 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $171.0 million, were $1.8 billion as of June 30, 2019.

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

The following is a reconciliation of our Net Income (Loss) Attributable to Common Shareholders to our NOI for the three and nine months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Net Income (Loss) Attributable to Common Shareholders	$(3,121)	$10,323	$(11,664)	$31,033
Plus: Preferred Dividends	4,749	4,248	13,650	12,813
Plus: General & Administrative Expenses	2,351	1,888	6,420	6,053
Plus: Depreciation	10,833	9,162	32,067	26,504
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	721	614	2,144	1,741
Plus: Interest Expense, including Amortization of Financing Costs	9,275	8,279	27,879	23,640
Plus: Unrealized Holding Losses Arising During the Periods	11,609	-0-	38,668	-0-
Less: Dividend Income	(3,686)	(3,628)	(11,569)	(9,380)
Less: Gain on Sale of Securities Transactions	-0-	-0-	-0-	(111)
Less: Gain on Sale of Real Estate Investments	-0-	(2,097)	-0-	(7,486)
Less: Lease Termination Income	-0-	-0-	-0-	(210)
Net Operating Income- NOI	$32,731	$28,789	$97,595	$84,597

The components of our NOI for the three and nine months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Rental Revenue	$33,127	$29,256	$98,678	$85,559
Reimbursement Revenue	6,345	5,480	19,247	17,002
Total Rental and Reimbursement Revenue	39,472	34,736	117,925	102,561
Real Estate Taxes	(5,092)	(4,488)	(15,144)	(13,593)
Operating Expenses	(1,649)	(1,459)	(5,186)	(4,371)
Net Operating Income- NOI	$32,731	$28,789	$97,595	$84,597

NOI from property operations increased $3.9 million or 14%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. NOI from property operations increased $13.0 million or 15%, for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018. This increase was primarily due to the acquisition of two industrial properties purchased during the last quarter of fiscal 2018 and the two industrial properties purchased during the first three quarters of fiscal 2019.

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

Subsequent to the quarter end, on July 26, 2019, we purchased a newly constructed 350,000 square foot industrial building, situated on 45.6 acres, located in Lafayette, IN. The building is 100% net-leased to Toyota Tsusho America, Inc. (Toyota) for 10 years through June 2029. The purchase price was $25.5 million. We obtained a 15 year, fully-amortizing mortgage loan of $17.0 million at a fixed interest rate of 4.25%. Annual rental revenue over the remaining term of the lease averages $1.7 million. Toyota is considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites.

Expansions

During the nine months ended June 30, 2019, we completed a 155,000 square foot building expansion at our property located in Monroe (Cincinnati), OH for a total project cost of $8.6 million. The expansion resulted in a new 15 year lease which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over the 15 years. We obtained a commitment to enter into a 10.7 year, fully-amortizing second mortgage loan of $7.0 million at a fixed interest rate of 3.85%. The maturity of the second mortgage loan will coincide with the maturity of the property’s first fully-amortizing mortgage loan which is at a fixed interest rate of 3.77% and has a principal balance of $6.8 million as of the quarter end.

Commitments

In addition to the property purchased subsequent to the quarter end on July 26, 2019, we have entered into agreements to purchase four new build-to-suit, industrial buildings that are currently being developed in Indiana, North Carolina and Ohio (2), totaling 1.5 million square feet, with net-leased terms ranging from 10 to 15 years with a weighted average lease term of 14.5 years. The aggregate purchase price for these properties is $219.2 million. Two of these four properties, consisting of approximately 774,000 square feet, or 50%, are leased for 15 years to FedEx Ground Package System, Inc. and one of these four properties, consisting of 613,000 square feet, or 40% is leased for 15 years to Amazon.com Services, Inc. All four properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these four transactions during fiscal 2020. In connection with one of these properties, we have entered into a commitment to obtain an 18 year fully-amortizing mortgage loan for $52.5 million with a fixed interest rate of 4.27%.

We obtained a commitment to enter into a 10.7 year, fully-amortizing second mortgage loan of $7.0 million at a fixed interest rate of 3.85% for our property located in Monroe (Cincinnati), OH. We recently completed a 155,000 square foot building expansion for this property for a total project cost of $8.6 million. The maturity of the second mortgage loan will coincide with the maturity of the property’s first fully-amortizing mortgage loan, which is at a fixed interest rate of 3.77% and had a principal balance of $6.8 million as of the quarter ended June 30, 2019. The expansion resulted in a new 15 year lease, which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over the 15 year lease term.

We have entered into a new ten year lease for our future corporate office space located in Holmdel, NJ. The new lease is for 13,000 square feet and is expected to commence during our fourth quarter of fiscal 2019, at which time we expect to assign the existing lease pertaining to our current corporate office space located in Freehold, NJ to UMH. Initial gross annual rent for our new corporate office is approximately $410,000, or $31.00 per square foot. Our existing lease is for 5,700 square feet with annual gross rent averaging $137,000, or $24.17 per square foot over the remaining 2.5 year lease term.

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

Changes in Results of Operations

As of June 30, 2019, we owned 113 properties with total square footage of 21.8 million, as compared to 109 properties with total square footage of 20.5 million, as of June 30, 2018, representing an increase in square footage of 6.2%. At quarter end, our weighted average lease expiration term remained unchanged and was 7.8 years at the end of both the current year and prior year quarter. Our occupancy rate was 98.9% as of June 30, 2019, as compared to 99.6% as of June 30, 2018, representing a decrease of 70 basis points. Subsequent to quarter end, our occupancy increased to 99.4%. Our weighted average building age was 9.1 years as of June 30, 2019, as compared to 8.8 years as of June 30, 2018.

Fiscal 2019 Renewals

In fiscal 2019, approximately 7% of our gross leasable area, representing 11 leases totaling 1.5 million square feet, is set to expire. Seven of these 11 leases have been renewed, representing 1.1 million square feet, or 76%, of the expiring square footage, and have a weighted average lease term of 7.2 years.

We have incurred or we expect to incur tenant improvement costs of $3.0 million and leasing commission costs of approximately $1.4 million in connection with these seven lease renewals. The table below summarizes the lease terms of the seven leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Somerset, NJ	Taco Bell	21,365	$4.68	$4.68	10/14/18	$5.15	$5.15	10/14/23	5.0	$-0-	$-0-
Carrollton (Dallas), TX	Carrier Enterprise	184,317	8.20	8.55	01/31/19	6.24	6.00	01/31/24	5.0	0.20	0.39
Lebanon (Cincinnati), OH	Siemens Real Estate	51,130	8.82	9.67	04/30/19	8.94	8.50	04/30/24	5.0	0.40	0.40
Hanahan (Charleston), SC	SAIC	302,400	4.67	5.03	04/30/19	5.54	5.25	10/31/23	4.5	0.73	0.33
Memphis, TN	FedEx Trade Networks	449,900	2.84	2.95	05/31/19	3.10	3.10	05/31/29	10.0	0.34	0.09
Jacksonville, FL	FedEx Express	95,883	5.40	5.40	05/31/19	5.59	5.59	05/31/29	10.0	0.17	0.11
Ridgeland (Jackson), MS	Graybar Electric	26,340	4.15	4.15	07/31/19	4.36	4.36	07/31/20	1.0	0.00	0.13
	Total	1,131,335

Weighted Average			$4.75	$4.99		$4.81	$4.67		7.2	$0.37	$0.18

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

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

Our 92,000 square foot facility located in the Charleston, SC MSA was leased to FedEx Ground Package System, Inc. and renewed for only four months, until November 30, 2018, because the tenant moved their operations to our newly constructed 265,000 square foot facility also located in Charleston, SC. The new 265,000 square foot facility is leased to FedEx Ground Package System, Inc. for 15 years through June 2033. Effective July 1, 2019, we entered into a new ten-year lease agreement with Amazon.com Services, Inc. through June 30, 2029 for our 92,000 square foot facility. Initial annual rent is $688,000, representing $7.50 per square foot, with 3.0% annual increases thereafter. This results in a U.S. GAAP straight-line annualized rent of $789,000, representing $8.60 per square foot over the life of the lease. This compares to the former cash rent and U.S. GAAP straight-line rent of $7.35 per square foot, resulting in an increase in the average lease rate of 17.0% on a U.S. GAAP straight-line basis and an increase of 2.0% on a cash basis. We have agreed to make certain improvements, including expanding the parking, which we expect to cost $1.75 million.

Our 96,000 square foot facility located in Liberty (Kansas City), MO was leased to Holland 1916, Inc. through June 30, 2019. In conjunction with terminating our lease with Holland 1916, Inc. two months early, effective May 1, 2019, we entered into a seven year lease agreement with Dakota Bodies, LLC through April 30, 2026. Initial annual rent is $372,000, representing $3.85 per square foot, with 3.0% annual increases thereafter. This results in a U.S. GAAP straight-line annualized rent of $407,000, representing $4.21 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line rent of $3.46 per square foot and the former cash rent of $3.68 per square foot, resulting in an increase in the average lease rate of 21.7% on a U.S. GAAP straight-line basis and an increase of 4.6% on a cash basis.

The seven lease renewals, along with the two properties that were re-tenanted, results in a weighted average term of 7.4 years and an increase in the weighted average lease rate of 3.9% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 4.9% on a cash basis.

Our 105,000 square foot facility located in Cheektowaga (Buffalo), NY is leased to FedEx Ground Package System, Inc. until August 31, 2019. The tenant informed us that they will not be renewing this space because they moved their operations to our recently constructed 339,000 square foot facility also located in the Buffalo, NY MSA. The recently constructed 339,000 square foot facility is leased to FedEx Ground Package System, Inc. for 15 years through March 2031.

In addition, Carrier Enterprise, LLC (United Technologies) did not renew their lease for our 60,000 square foot facility located in Richmond, VA, which expired on November 30, 2018.

These two properties that have not been re-tenanted represent 165,000 square feet or 0.8% of our total gross leasable area and are currently being marketed.

Rental Revenue increased $3.9 million, or 13%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Rental Revenue increased $13.1 million, or 15%, for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018. These increases were primarily due to the acquisition of two industrial properties purchased during the last quarter of fiscal 2018 and the two industrial properties purchased during the first three quarters of fiscal 2019.

Our single-tenant properties are subject to net-leases which require the tenants to reimburse us for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. Reimbursement Revenue increased $865,000, or 16%, Real Estate Tax Expense increased $604,000, or 13%, and Operating Expenses increased $190,000, or 13% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Reimbursement Revenue increased $2.2 million, or 13%, Real Estate Tax Expense increased $1.6 million, or 11%, and Operating Expenses increased $815,000, or 19% for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018. These increases in Reimbursement Revenue, Real Estate Taxes and Operating Expenses for the three and nine months ended June 30, 2019 were primarily due to our newly acquired properties. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the three months ended June 30, 2019 remained relatively in-line at 94% for the three months ended June 30, 2019 and 92% for the three months ended June 30, 2018. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses remained in-line at 95% for both the nine months ended June 30, 2019 and 2018.

General and Administrative Expenses increased $463,000, or 25%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. General and Administrative Expenses increased $367,000, or 6%, for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018. General and Administrative Expenses, as a percentage of gross revenue (which includes Rental Revenue, Reimbursement Revenue and Dividend Income) increased to 5.4% for the three months ended June 30, 2019 as compared to 4.9% for the three months ended June 30, 2018 and decreased to 5.0% for the nine months ended June 30, 2019 as compared to 5.4% for the nine months ended June 30, 2018. Annualized General and Administrative Expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation), decreased by 6.8% to 41 basis points from 44 basis points for the nine months ended June 30, 2019 and 2018, respectively.

Depreciation increased $1.7 million, or 18%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Depreciation increased $5.6 million, or 21%, for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018. Amortization of Capitalized Lease Costs and Intangible Assets increased $107,000, or 17%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Amortization of Capitalized Lease Costs and Intangible Assets increased $403,000, or 23%, for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018. These increases were primarily due to the acquisition of two industrial properties purchased during the last quarter of fiscal 2018 and the two industrial properties purchased during the first three quarters of fiscal 2019 and the capital improvements and leasing costs incurred over the last four quarters.

We recognized a Gain on Sale of Securities Transactions of $-0- and $111,000 for the nine months ended June 30, 2019 and 2018, respectively. Unrealized Holding Losses Arising During the Periods for the three months ended June 30, 2019 increased $11.6 million as compared to the three months ended June 30, 2018 and Unrealized Holding Losses Arising During Periods for the nine months ended June 30, 2019 increased $38.7 million as compared to the nine months ended June 30, 2018. These increases in Unrealized Holding Losses Arising During the Periods were due to the adoption of ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” which became effective October 1, 2018. Prior to the adoption of ASU 2016-01, the accounting treatment used for our Consolidated Financial Statements through Fiscal 2018, was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized, and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). With the adoption of ASU 2016-01, these marketable securities continue to be measured at fair value, however, the changes in net unrealized holding gains and losses are now recognized through net income. We recognized dividend income on our investments in securities of $3.7 million and $3.6 million for the three months ended June 30, 2019 and 2018, respectively, representing an increase of 1%. We recognized dividend income on our investments in securities of $11.5 million and $9.4 million for the nine months ended June 30, 2019 and 2018, respectively, representing an increase of 23%. These increases are mostly due to a higher average carrying value of the REIT securities portfolio during the current nine month period compared to the prior year nine month period. We held $171.0 million in marketable REIT securities as of June 30, 2019, representing 8.2% of our undepreciated assets. The REIT securities portfolio’s weighted average yield for the nine months ended June 30, 2019 was approximately 8.8% as compared to 9.6% for the nine months ended June 30, 2018.

Interest Expense, including Amortization of Financing Costs, increased $996,000, or 12%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Interest Expense, including Amortization of Financing Costs, increased $4.2 million, or 18%, for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018. This increase is primarily due to an increase in the average balance of Fixed Rate Mortgage Notes Payable due to the four newly acquired properties purchased since July 1, 2018. The Fixed Rate Mortgage Notes Payable balance increased $77.0 million or 12% from June 30, 2018 to June 30, 2019. This increase was partially offset by a decrease of 8 basis points in the weighted average interest rate of the Fixed Rate Mortgage Notes Payable, which decreased from 4.11% at June 30, 2018 to 4.03% at June 30, 2019.

Changes in Financial Condition

We generated Net Cash from Operating Activities of $75.4 million and $63.1 million for the nine months ended June 30, 2019 and 2018, respectively.

Real Estate Investments increased $88.6 million from September 30, 2018 to June 30, 2019. This increase was mainly due to the purchase of two net-leased industrial properties, located in Trenton, NJ and Savannah, GA, totaling approximately 474,000 square feet, for $113.1 million. The increase was partially offset by Depreciation Expense on Real Estate Investments for the nine months ended June 30, 2019 of $31.7 million.

Securities Available for Sale increased $16.1 million from September 30, 2018 to June 30, 2019. The increase was due to purchases of securities totaling $54.8 million offset by a net increase in Unrealized Holding Loss of $38.7 million.

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs (Mortgage Notes Payable), increased $22.5 million from September 30, 2018 to June 30, 2019. The increase was mostly due to the origination of two, 15 year fully-amortizing mortgage loans, originally totaling $72.5 million with a weighted average interest rate of 4.20% obtained in connection with the two industrial properties purchased during the first three quarters of fiscal 2019. Details on these two fixed rate mortgages are as follows:

Property	Mortgage amount (in thousands)	Maturity Date	Interest Rate
Trenton, NJ	$55,000	11/1/2033	4.13%
Savannah, GA	17,500	12/1/2033	4.40%

The increase in Mortgage Notes Payable was also partially due to the amortization of financing costs associated with the Mortgage Notes Payable of approximately $673,000. This increase was partially offset by scheduled payments of principal of $50.2 million. In addition, the increase in Mortgage Notes Payable was partially offset by the addition of deferred financing costs of approximately $443,000 which is associated with the two mortgages obtained in connection with the two industrial properties purchased during the first three quarters of fiscal 2019.

Excluding Debt Issuance Costs, the weighted average interest rate on the Fixed Rate Mortgage Notes Payable decreased by 8 basis points from the prior year quarter from 4.11% at June 30, 2018 to 4.03% at June 30, 2019.

We are scheduled to repay a total of $52.0 million in mortgage principal payments over the next 12 months. We intend to make these principal payments from the funds generated from Cash from Operations, the DRIP, the At-The-Market Sales Agreement Program (Preferred Stock ATM Program) and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $75.4 million and $63.1 million for the nine months ended June 30, 2019 and 2018, respectively. Dividends paid on common stock for the nine months ended June 30, 2019 and 2018 were $47.5 million and $39.8 million, respectively (of which $12.8 million and $9.5 million, respectively, were reinvested). We pay dividends from cash generated from operations.

As of June 30, 2019, we held $171.0 million in marketable REIT securities, representing 8.2% of our undepreciated assets (which is our total assets excluding accumulated depreciation). We generally limit our marketable securities investments to no more than approximately 10% of our undepreciated assets. We intend to reduce our portfolio of REIT investment securities to be no more than approximately 5% of our undepreciated assets by our 2020 fiscal yearend. From time to time, we may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. In general, we may borrow up to 50% of the value of the marketable securities. As of June 30, 2019, we had $16.2 million drawn against the margin. The current margin interest rate is 3.0%. The marketable REIT securities portfolio provides us with additional liquidity, diversification and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of June 30, 2019, we had net Unrealized Holding Losses on our portfolio of $63.4 million as compared to net Unrealized Holding Losses of $24.7 million as of September 30, 2018, representing an increase of $38.7 million. No securities were sold during the nine months ended June 30, 2019 and we recognized a Gain on Sale of Securities Transactions of $111,000 for the nine months ended June 30, 2018. We recognized dividend income on our investments in securities of $3.7 million and $3.6 million for the three months ended June 30, 2019 and 2018, respectively, representing an increase of 1%. We recognized dividend income on our investments in securities of $11.5 million and $9.4 million for the nine months ended June 30, 2019 and 2018, respectively, representing an increase of 23%.

As of June 30, 2019, we owned 113 properties, of which 60 carried mortgage loans with outstanding principal balances totaling $742.1 million. The 53 unencumbered properties could be refinanced to raise additional funds, although covenants in our unsecured line of credit facility (the Facility) limit the amount of unencumbered properties that can be mortgaged. As of June 30, 2019, we have drawn down $110.0 million on the Facility, which had an interest rate of 4.10%. The Facility has total potential availability up to $300.0 million, including the additional $100.0 million accordion feature. The Facility matures September 2020, with a one-year extension at our option.

As of June 30, 2019, we had total assets of $1.8 billion and liabilities of $881.4 million. Our net debt (net of unamortized debt issuance costs and net of cash and cash equivalents) to total market capitalization as of June 30, 2019 was approximately 34% and our net debt, less marketable securities (net of unamortized debt issuance costs, net of cash and cash equivalents and net of marketable securities) to total market capitalization as of June 30, 2019 was approximately 27%. Our debt consists of 85% amortizing fixed rate debt with a weighted average interest rate of 4.03% and a weighted average loan maturity of 11.5 years. We believe that we have the ability to meet our obligations and to generate funds for new investments.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $96.5 million. Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through June 30, 2019, we sold 4.1 million shares of our 6.125% Series C Preferred Stock under these programs at a weighted average price of $24.82 per share, and generated net proceeds, after offering expenses, of $99.9 million, of which 1.0 million shares were sold during the nine months ended June 30, 2019 at a weighted average price of $24.08 per share, and generated net proceeds, after offering expenses, of $24.0 million. As of June 30, 2019, there is $94.6 million remaining that may be sold under the Preferred Stock ATM Program.

As of June 30, 2019, 12.5 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

We raised $57.5 million (including dividend reinvestments of $12.8 million) from the issuance of 4.4 million shares of common stock under our DRIP during the nine months ended June 30, 2019. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 96,000 common shares for a total cost of $1.2 million, or a weighted average cost of $12.94 per share.

Dividends paid on common stock for the nine months ended June 30, 2019 and 2018 were $47.5 million and $39.8 million, respectively (of which $12.8 million and $9.5 million, respectively, were reinvested).

During the nine months ended June 30, 2019, we paid $47.5 million in total cash dividends, or $0.51 per share to common shareholders, of which $12.8 million was reinvested in the DRIP, representing a 27% participation rate. On July 1, 2019, our Board of Directors declared a dividend of $0.17 per common share to be paid on September 16, 2019 to common shareholders of record as of the close of business on August 15, 2019.

During the nine months ended June 30, 2019, we paid $13.5 million in Preferred Dividends, or $1.1484375 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2018 through May 31, 2019. As of June 30, 2019, we have accrued Preferred Dividends of $1.6 million covering the period June 1, 2019 to June 30, 2019. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. On July 1, 2019, our Board of Directors declared a dividend of $0.3828125 per share to be paid September 16, 2019 to the 6.125% Series C Preferred shareholders of record as of the close of business on August 15, 2019.

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

We have a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties, consisting of 61 separate stand-alone leases covering 10.5 million square feet as of June 30, 2019 and 58 separate stand-alone leases covering 9.4 million square feet as of June 30, 2018. As of June 30, 2019, the 61 separate stand-alone leases that are leased to FDX and FDX subsidiaries are located in 25 different states and have a weighted average lease maturity of 8.8 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 48% (5% to FDX and 43% to FDX subsidiaries) as of June 30, 2019 and 46% (7% to FDX and 39% to FDX subsidiaries) as of June 30, 2018. As of June 30, 2019, no other tenant accounted for 5% or more of our total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 60% (5% to FDX and 55% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2019, and was 56% (7% to FDX and 49% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2018. No other tenant accounted for 5% or more of our total Rental and Reimbursement Revenue for the nine months ended June 30, 2019 and 2018.

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

In addition to real estate property holdings, we held $171.0 million in marketable REIT securities at June 30, 2019, representing 8.2% of our undepreciated assets (which is our total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance our diversification. The securities portfolio provides us with additional liquidity, diversification and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

In addition to the property purchased subsequent to the quarter end on July 26, 2019, we have entered into agreements to purchase four new build-to-suit, industrial buildings that are currently being developed in Indiana, North Carolina and Ohio (2), totaling 1.5 million square feet, with net-leased terms ranging from 10 to 15 years, with a weighted average lease term of 14.5 years. The aggregate purchase price for these properties is $219.2 million. Two of these four properties, consisting of approximately 774,000 square feet, or 50%, are leased for 15 years to FedEx Ground Package System, Inc. and one of these four properties, consisting of 613,000 square feet, or 40% is leased for 15 years to Amazon.com Services, Inc. All four properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these four transactions during fiscal 2020. In connection with one of these properties, we have entered into a commitment to obtain an 18 year fully-amortizing mortgage loan for $52.5 million with a fixed interest rate of 4.27%.

We obtained a commitment to enter into a 10.7 year, fully-amortizing second mortgage loan of $7.0 million at a fixed interest rate of 3.85% for our property located in Monroe (Cincinnati), OH. We recently completed a 155,000 square foot building expansion for this property for a total project cost of $8.6 million. The maturity of the second mortgage loan will coincide with the maturity of the property’s first fully-amortizing mortgage loan, which is at a fixed interest rate of 3.77% and had a principal balance of $6.8 million as of the quarter ended June 30, 2019. The expansion resulted in a new 15 year lease, which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over the 15 year lease term.

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

Funds From Operations and Adjusted Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which we believe is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. Included in the NAREIT FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of NAREIT FFO to make an election to include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with the adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude unrealized gains and losses from our investments in marketable equity securities from our FFO calculation. Prior to the adoption of the FFO White Paper – 2018 Restatement, we utilized Core Funds From Operations (Core FFO), which we defined as FFO, excluding Unrealized Holding Gains or Losses Arising During the Periods. NAREIT created FFO as a non-GAAP supplemental measure of REIT operating performance. We define Adjusted Funds From Operations (AFFO) as FFO, excluding stock based compensation expense, depreciation of corporate office tenant improvements, amortization of deferred financing costs, lease termination income, net gain or loss on sale of securities transactions, effect of non-cash U.S. GAAP straight-line rent adjustments and subtracting recurring capital expenditures. We define recurring capital expenditures as all capital expenditures that are recurring in nature, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO and AFFO and, accordingly, our FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO and AFFO are significant components in understanding our financial performance.

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

The following is a reconciliation of our U.S. GAAP Net Income to our FFO and AFFO for the three and nine months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Net Income (Loss) Attributable to Common Shareholders (1)	$(3,121)	$10,323	$(11,664)	$31,033
Plus: Unrealized Holding Losses Arising During the Periods (2)	11,609	-0-	38,668	-0-
Plus: Depreciation Expense (excluding Corporate Office Capitalized Costs)	10,665	9,123	31,692	26,386
Plus: Amortization of Intangible Assets	490	417	1,495	1,158
Plus: Amortization of Capitalized Lease Costs	256	222	726	660
Less: Gain on Sale of Real Estate Investments	-0-	(2,097)	-0-	(7,486)
FFO Attributable to Common Shareholders	19,899	17,988	60,917	51,751
Plus: Depreciation of Corporate Office Capitalized Costs	168	39	376	118
Plus: Stock Compensation Expense	231	97	574	339
Plus: Amortization of Financing Costs	319	315	956	911
Less: Gain on Sale of Securities Transactions	-0-	-0-	-0-	(111)
Less: Lease Termination Income	-0-	-0-	-0-	(210)
Less: Recurring Capital Expenditures	(702)	(490)	(1,888)	(774)
Less: Effect of Non-cash U.S. GAAP Straight-line Rent Adjustment	(527)	(601)	(1,352)	(1,357)
AFFO Attributable to Common Shareholders	$19,388	$17,348	$59,583	$50,667

(1)	Effective October 1, 2018 we adopted ASU 2016-01. This new accounting standard requires unrealized gains or losses on our securities investments to flow through our income statement. Periods shown here prior to October 1, 2018 do not include the effect of this accounting change and therefore Net Income (Loss) Attributable to Common Shareholders between these periods are not comparable.
(2)	Unrealized Holding Gains or Losses Arising During the Periods, if any, were previously reported as an adjustment to Core FFO.

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the nine months ended June 30, 2019 and 2018 (in thousands):

	Nine Months Ended
	6/30/2019	6/30/2018

Operating Activities	$75,404	$63,094
Investing Activities	(185,987)	(216,286)
Financing Activities	114,890	149,858

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and are described under the above heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to June 30, 2019 (the date of this Quarterly Report on Form 10-Q).

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal controls over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.	Other Information. – None

Item 6.	Exhibits

31.1	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

Date:	August 1, 2019	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer, its principal executive officer

Date:	August 1, 2019	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal financial officer and principal accounting officer

