Form 10-K
period 2019-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2019-11-25
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

101 Crawfords Corner Road, Suite 1405, Holmdel, NJ 07733

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

☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at March 31, 2019 was $1.2 billion (based on the $13.18 closing price per share of common stock on March 29, 2019).

There were 96,977,273 shares of common stock outstanding as of November 15, 2019.

PART I

ITEM 1 – BUSINESS

General Development of the Business

In this 10-K, “we”, “us”, “our”, “MREIC” or “the Company”, refers to Monmouth Real Estate Investment Corporation, together with its predecessors and subsidiaries, unless the context requires otherwise.

We are a corporation that qualifies as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the Code). Our investment focus is to own well-located, modern, single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. We were founded in 1968 and are one of the oldest public equity REITs in the world. We intend to maintain our qualification as a REIT in the future. As a REIT, with limited exceptions, we will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that we distribute to our shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code. We are subject to franchise taxes in several of the states in which we own properties.

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

Narrative Description of Business

Our primary business is the ownership of real estate. Our investment focus is to own well-located, modern, single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. At September 30, 2019, we held investments in 114 properties totaling 22.3 million square feet with an overall occupancy rate of 98.9% (See Item 2 for a detailed description of the properties). Subsequent to fiscal yearend 2019, effective November 1, 2019, we leased one of our previously vacant properties consisting of 60,000 square feet for 12.5 years, increasing our current overall occupancy rate to 99.2%. As of the fiscal yearend, our weighted-average lease expiration was 7.6 years, our annualized average base rent per occupied square foot was $6.20 and the weighted average building age, based on the square footage of our buildings, was 9.2 years. These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. All of these properties are wholly-owned with the exception of the two properties in New Jersey in which we own a majority interest. All of our investment properties are leased on a net basis except for an industrial park in Monaca (Pittsburgh), Pennsylvania and our only non-industrial asset, which is a shopping center, located in Somerset, New Jersey.

In addition, we opportunistically invest in marketable securities of other REITs. Historically, we have aimed to limit the size of our REIT securities portfolio to no more than approximately 10% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. As we announced earlier this year, it is now our goal to gradually reduce the size of our REIT securities portfolio to no more than 5% of our undepreciated assets.

As of September 30, 2019, we had 16 full-time employees and one part-time employee.

During fiscal 2019, we purchased three industrial properties totaling 824,000 square feet with net-leased terms ranging from 10 to 14 years resulting in a weighted average lease maturity of 11.6 years. All three properties are leased to investment-grade tenants or their subsidiaries, of which, 474,000 square feet, or 58%, is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation (FDX). The aggregate purchase price for the three properties was $138.6 million. These properties are located in Georgia, Indiana and New Jersey. These three properties are expected to generate annualized rental income over the life of their leases of $8.8 million. In connection with the three properties acquired during the 2019 fiscal year, we entered into three 15 year fully-amortizing mortgage loans. The principal amount of the three mortgage loans originally totaled $89.5 million with a weighted average interest rate of 4.21%.

During fiscal 2019, we completed a 155,000 square foot building expansion at our property located in Monroe (Cincinnati), OH for a total project cost of $8.6 million. The expansion resulted in a new 15-year lease which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over the 15-year term. In connection with this expansion, we obtained a 10.6 year, fully-amortizing second mortgage loan of $7.0 million at a fixed interest rate of 3.85%. The maturity of the second mortgage loan coincides with the maturity of the property’s first fully-amortizing mortgage loan which is at a fixed interest rate of 3.77% and has a principal balance of $6.6 million as of the fiscal yearend.

Subsequent to fiscal yearend 2019, on October 10, 2019, we purchased a newly constructed 616,000 square foot industrial building, situated on 78.6 acres, located in the Indianapolis, IN Metropolitan Statistical Area (MSA). The building is 100% net-leased to Amazon.com Services, Inc. for 15 years through August 2034. The lease is guaranteed by Amazon.com, Inc. The purchase price was $81.5 million. We obtained an 18 year, fully-amortizing mortgage loan of $52.5 million at a fixed interest rate of 4.27%. Annual rental revenue over the remaining term of the lease averages $5.0 million.

The industrial property purchased thus far during fiscal 2020 increased our current total leasable square feet to 22.9 million.

In addition to the $81.5 million property purchased subsequent to our fiscal yearend, as described above, we have entered into agreements to purchase four, new build-to-suit, industrial buildings that are currently being developed in North Carolina, Ohio (2) and Utah, totaling 997,000 square feet. These future acquisitions have net-leased terms ranging from 10 to 15 years with a weighted average lease term of 14.2 years. The total purchase price for these four properties is $150.5 million. Three of these four properties, consisting of 844,000 square feet, or 85%, are leased to FDX or its subsidiaries. All four properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing three of these transactions during fiscal 2020 and one during early fiscal 2021. In connection with one of these four properties, we have entered into a commitment to obtain a 10 year, fully-amortizing mortgage loan of $9.4 million with a fixed interest rate of 3.47%.

We may have additional acquisitions and expansions in fiscal 2020 and fiscal 2021, and the funds for these acquisitions may come from funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), proceeds from the Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program), and proceeds from private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

On October 1, 2019, our Board of Directors approved a cash dividend of $0.17 per share, to be paid on December 16, 2019, to common shareholders of record at the close of business on November 15, 2019, which represents an annualized common dividend rate of $0.68 per share. We intend to pay these distributions from cash flows from operations.

We have maintained or increased our common stock cash dividend for 28 consecutive years. On October 1, 2015, our Board of Directors approved an increase in our quarterly common stock cash dividend from $0.15 per share to $0.16 per share representing a 6.7% increase in our quarterly cash dividend. Then again, most recently, on October 2, 2017, our Board of Directors approved an increase in our quarterly common stock cash dividend from $0.16 per share to $0.17 per share, representing a 6.3% increase in our quarterly cash dividend. These two dividend raises represent a total increase of 13%.

Our common stock dividend policy is dependent upon our earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. It is our intention to continue making comparable quarterly distributions in the future and to grow our distributions over time.

Currently, we derive our income primarily from real estate rental operations. Rental and Reimbursement Revenue (excluding Lease Termination Income in fiscal 2019, 2018 and 2017 of $-0-, $210,000, and $-0-, respectively) was $158.5 million, $139.2 million and $116.4 million for the years ended September 30, 2019, 2018 and 2017, respectively. Total undepreciated assets (which is our total assets excluding accumulated depreciation) were $2.1 billion and $1.9 billion as of September 30, 2019 and 2018, respectively.

As of September 30, 2019, we had 22.3 million leasable square feet, of which 10.4 million square feet, or 47%, consisting of 60 separate stand-alone leases, were leased to FDX and its subsidiaries (5% to FDX and 42% to FDX subsidiaries). These properties are located in 25 different states. As of September 30, 2019, the 60 separate stand-alone leases that are leased to FDX and FDX subsidiaries had a weighted average lease maturity of 8.7 years. As of September 30, 2019, the only tenant that leased 5% or more of our total square footage was FDX (including its subsidiaries). None of our properties are subject to a master lease or any cross-collateralization agreements.

During fiscal 2019, the only tenant that accounted for 5% or more of our rental and reimbursement revenue was FDX (including its subsidiaries). Our rental and reimbursement revenue from FDX and its subsidiaries for the fiscal years ended September 30, 2019, 2018 and 2017, respectively, totaled $94.9 million, $80.7 million and $68.2 million, or as a percentage of total rent and reimbursement revenues, 60% (5% from FDX and 55% from FDX subsidiaries), 58% (7% from FDX and 51% from FDX subsidiaries) and 59% (7% from FDX and 52% from FDX subsidiaries).

As noted previously, subsequent to fiscal yearend 2019, on October 10, 2019, we purchased a newly constructed 616,000 square foot industrial building, net-leased to Amazon.com Services, Inc. which is guaranteed by Amazon.com, Inc. As a result of this recent purchase, we currently have 22.9 million total leasable square feet, of which 1.4 million square feet, or 6% of our total leasable square feet, consisting of four separate stand-alone leases are leased to Amazon.com Services, Inc. These properties are located in four different states. We estimate that our rental and reimbursement revenue from Amazon.com Services, Inc. will be approximately 7% of our total rent and reimbursement revenues in fiscal 2020.

FDX and Amazon.com, Inc. are publicly-owned companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. Both FDX and Amazon.com, Inc. are considered Investment Grade issuers by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include or incorporate by reference into this report the information of FDX, Amazon.com, Inc., S&P Global Ratings or Moody’s on such websites.

Our weighted-average lease expiration was 7.6 years and 8.1 years as of September 30, 2019 and 2018, respectively, and our average annualized rent per occupied square foot as of September 30, 2019 and 2018 was $6.20 and $6.01, respectively. Our overall occupancy rate as of September 30, 2019 and 2018 was 98.9% and 99.6%, respectively. Subsequent to the fiscal yearend 2019, effective November 1, 2019, we leased one of our previously vacant properties consisting of 60,000 square feet for 12.5 years, increasing our current overall occupancy rate to 99.2%.

We compete with other investors in real estate for attractive investment opportunities. These investors include other equity real estate investment trusts, limited partnerships, syndications and private investors, among others. Competition in the market areas in which we operate is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties. We have built long-term relationships within our tenant base as well as within the merchant builder community. These relationships have historically provided us with investment opportunities that fit our investment policy. The amount of new construction of industrial properties on the national level has been increasing the past seven years following several years of historically low levels of new supply. These levels of new supply, although increasing, continue to be below historical norms. Driven to a large extent by the continued growth in ecommerce sales, demand for industrial space remains very strong, driving national occupancy rates to an all-time high of 95% currently. For further discussion of potential impact of competitive conditions on our business, see Item 1A: Risk Factors below.

Industrial space demand is very closely correlated to Gross Domestic Product (GDP) growth. Despite ten years of unprecedented monetary stimulus, real annual GDP growth averaged less than 2.0% over this period. Economic growth has been strengthening this past year further increasing demand for industrial space. The most significant demand driver for modern industrial real estate continues to be ecommerce. Every year since the turn of the century, the percentage of goods purchased on-line has increased at an average 16% annual growth rate. Today, excluding food, fuel, and autos, approximately 19% of total retail sales have migrated from traditional store sales to on-line sales and we expect this growth in market share to continue. We expect these favorable trends for the industrial real estate sector to be a leading demand driver for the foreseeable future, as consumers continue to embrace the added efficiencies of on-line consumption. The strong financial position of our tenants, together with the long duration of our leases, provides for high quality, reliable income streams throughout the business cycle.

In October 2018, we completed a public offering of 9.2 million shares of our Common Stock (including the underwriters’ option to purchase 1.2 million additional shares) at a price of $15.00 per share, before underwriting discounts. This was our first common stock offering since 2014 and represented an 11.3% increase in our outstanding common shares. We received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of $132.3 million.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share, or our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $96.5 million. Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through September 30, 2019, we sold 5.5 million shares under these programs at a weighted average price of $24.81 per share, and generated net proceeds, after offering expenses, of $134.0 million, of which 2.4 million shares were sold during the fiscal year ended September 30, 2019 at a weighted average price of $24.49 per share, and generated net proceeds, after offering expenses, of $58.2 million. As of September 30, 2019, there is $59.8 million remaining that may be sold under the Preferred Stock ATM Program.

As of September 30, 2019, 13.9 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to the September 30, 2019, through November 25, 2019, we sold 1.4 million shares of our 6.125% Series C Preferred Stock under our Preferred Stock ATM Program at a weighted average price of $25.00 per share, and realized net proceeds, after offering expenses, of $35.3 million.

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

In fiscal 2019, approximately 7% of our gross leasable area, representing 11 leases totaling 1.5 million square feet, was set to expire. Seven of these 11 leases have been renewed, representing 1.1 million square feet, or 76% of the expiring square footage and have a weighted average lease term of 7.2 years. These seven lease renewals resulted in a U.S. GAAP straight-line weighted average lease rate of $4.81 per square foot. The renewed weighted average initial cash rent per square foot is $4.67. This compares to the former weighted average rent of $4.75 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $4.99 per square foot, resulting in an increase in the weighted average lease rate of 1.3% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 6.4% on a cash basis. Three of the four leases that did not renew were re-tenanted. The seven lease renewals, along with the three properties that were re-tenanted, resulted in a weighted average term of 7.6 years and an increase in the weighted average lease rate of 3.7% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 5.1% on a cash basis. The property that has not been re-tenanted, represents 105,000 square feet or 0.7% of our total gross leasable area and is currently being marketed.

We seek to invest in well-located, modern, single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. In management’s opinion, the recently acquired facilities meet these criteria. We have a concentration of properties leased to FDX and FDX subsidiaries. This is a risk that shareholders should consider. FDX is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov. FDX is rated “BBB” by S&P Global Ratings (www.standardandpoors.com) and is rated “Baa2” by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include or incorporate by reference into this report the information of FDX, S&P Global Ratings or Moody’s on such websites.

We may issue securities for property; however, this has not occurred to date. We may repurchase or reacquire our shares from time to time if, in the opinion of the Board of Directors, such acquisition is in our best interest. On January 16, 2019, our Board of Directors authorized a $40.0 million increase to our previously announced $10.0 million Common Stock Repurchase Program (the “Program”), bringing the total available under the Program to $50.0 million. The timing, manner, price and amount of any repurchase will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. To date, we have not repurchased any common stock pursuant to the Program, and we may elect not to repurchase any common stock in the future. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice.

Property Management

With the exception of three properties, all of our 114 properties are self-managed by us.

We paid fees directly to local property management subagents of $468,000, $437,000 and $394,000 for fiscal years ended September 30, 2019, 2018 and 2017, respectively.

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

Risks Associated with Our Properties

We may be unable to renew or extend leases or re-let space as leases expire. While we seek to invest in well-located, modern, single-tenant, industrial buildings, leased to investment-grade tenants or their subsidiaries on long-term net leases, a number of our properties are subject to short-term leases. When a lease expires, a tenant may elect not to renew or extend it. We may not be able to re-let the property on similar terms, if we are able to re-let the property at all. The terms of renewal, extension or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable to us than the prior lease. If we are unable to re-let all or a substantial portion of our properties, or if the rental rates upon such re-letting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures and our ability to make expected distributions, may be adversely affected. We have established an annual budget for renovation and re-letting expenses that we believe is reasonable in light of each property’s operating history and local market characteristics. However, this budget may not be sufficient to cover these expenses.

Our business is substantially dependent on FedEx Corporation. FDX, together with its subsidiaries, is our largest tenant, consisting of 60 separate stand-alone leases located in 25 different states as of September 30, 2019. As of September 30, 2019, we had 22.3 million square feet of property, of which 10.4 million square feet, or 47%, were leased to FDX and its subsidiaries (5% from FDX and 42% from FDX subsidiaries). Rental and reimbursement revenue from FDX and its subsidiaries is 60% (5% from FDX and 55% from FDX subsidiaries) of total rental and reimbursement revenue for fiscal 2019. None of our properties are subject to a master lease or any cross-collateralization agreements. No other tenant accounted for 5% or more of our total Rental and Reimbursement revenue for fiscal 2019. As a result of this concentration, our business, financial condition and results of operations, including the amount of cash available for distribution to our stockholders, could be adversely affected if we are unable to do business with FDX or FDX reduces its business with us or FDX and its subsidiaries were to become unable to make lease payments because of a downturn in its business or otherwise.

As noted previously, subsequent to fiscal yearend 2019, on October 10, 2019, we purchased a newly constructed 616,000 square foot industrial building, net-leased to Amazon.com Services, Inc. which is guaranteed by Amazon.com, Inc. As a result of this recent purchase, we currently have 22.9 million total leasable square feet, of which 1.4 million square feet, or 6% of our total leasable square feet, consisting of four separate stand-alone leases are leased to Amazon.com Services, Inc. These properties are located in four different states. We estimate that our rental and reimbursement revenue from Amazon.com Services, Inc. will be approximately 7% of our total rent and reimbursement revenues in fiscal 2020.

FDX and Amazon.com, Inc. are publicly-owned companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. Both FDX and Amazon.com, Inc. are considered Investment Grade issuers by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include or incorporate by reference into this report the information of FDX, Amazon.com, Inc., S&P Global Ratings or Moody’s on such websites.

We are subject to risks involved in single-tenant leases. We focus our acquisition activities on real properties that are net-leased to single-tenants. Therefore, the financial failure of, or other default by, a single-tenant under its lease is likely to cause a significant reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property. In addition, we will be responsible for 100% of the operating costs following a vacancy at a single-tenant building.

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

We receive a substantial portion of our income as rents under long-term leases. If tenants are unable to comply with the terms of their leases because of rising costs or falling revenues, we may deem it advisable to modify lease terms to allow tenants to pay a lower rental rate or a smaller share of operating costs, taxes and insurance. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to the tenant. We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant. A tenant’s default on its obligations to us for any reason could adversely affect our financial condition and the cash we have available for distribution.

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

Financing Risks

We face inherent risks associated with our debt incurrence. We finance a portion of our investments in properties and marketable securities through the incurrence of debt. We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. In addition, debt creates other risks, including:

●	rising interest rates on our variable rate debt;

●	inability to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

●	one or more lenders under our $225 million unsecured line of credit and our $75 million term loan could refuse to fund their financing commitment to us or could fail, and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all;

●	refinancing terms that are less favorable than the terms of existing debt; and

●	inability to meet required payments of principal and/or interest.

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

We may become more highly leveraged, resulting in increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions. We have incurred, and may continue to incur, indebtedness in furtherance of our activities. Our governing documents do not limit the amount of indebtedness we may incur. Accordingly, our Board of Directors may authorize us to incur additional debt. We could therefore become more highly leveraged, resulting in an increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions to shareholders.

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

The interest rate on our unsecured line of credit facility is based on the London Interbank Offered Rate (“LIBOR”) or Bank of Montreal’s (BMO’s) prime lending rate. All indications are that the LIBOR reference rate will no longer be published beginning on or around the year 2021.  At that point in time, our unsecured line of credit facility will no longer have the LIBOR reference rate available and the reference rate will need to be replaced or we will be required to use BMO’s prime lending rate as a reference rate, which historically has resulted in higher effective interest rates than the LIBOR reference rate.  We have very good working relationships with our lenders and all indications we have received from our lenders is that their goal is to have a replacement reference rate under the unsecured line of credit facility. However, because this is the first time a reference rate for our unsecured line of credit facility will stop being published, we cannot be sure how a replacement rate event will conclude.  Until we have more clarity from our lenders on how they plan on dealing with a replacement rate event, we cannot be certain of the impact to us.

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

Our earnings are dependent, in part, upon the performance of our investment portfolio. As permitted by the Code, we opportunistically invest in marketable securities of other REITs. Historically, we have aimed to limit the size of our REIT securities portfolio to no more than approximately 10% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. As we announced earlier this year, it is now our goal to gradually reduce the size of our REIT securities portfolio to no more than 5% of our undepreciated assets. We continue to believe that our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our decision to reduce this threshold mainly stems from the implementation of accounting rule ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which took effect at the beginning of this fiscal year. This new rule requires that quarterly changes in the market value of our marketable securities flow through our Consolidated Statements of Income. The implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. Going forward, to achieve our threshold investment goal, we will continually evaluate opportunities to optimize our REIT securities portfolio. To the extent that the fair value of those investments decline or those investments do not provide an attractive return, our earnings and cash flow could be adversely affected. As mentioned above, beginning with our fiscal year ended September 30, 2019, all changes in the fair value of the equity securities of other REITs that we own, whether realized or unrealized, were recognized as gains or losses in our consolidated statement of income. As a result, fluctuations in the fair value of those investments will impact our earnings even if we have not sold the underlying investments.

We are subject to restrictions that may impede our ability to effect a change in control. Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control. These provisions include the following:

●	Our charter provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a “staggered board.” By preventing common shareholders from voting on the election of more than one class of directors at any annual meeting of shareholders, this provision may have the effect of keeping the current members of our Board of Directors in control for a longer period of time than shareholders may desire.

●	Our charter generally limits any stockholder from acquiring more than 9.8% (in value or in number of shares, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock). While this provision is intended to assist us in qualifying as a REIT for federal income tax purposes, the ownership limit may also limit the opportunity for shareholders to receive a premium for their shares of common stock that might otherwise exist if an investor was attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise affect a change in control.

●	The request of shareholders entitled to cast a majority of the votes entitled to be cast at such meeting is necessary for shareholders to call a special meeting. We also require advance notice from shareholders for the nomination of directors or proposals of business to be considered at a meeting of shareholders.

●	Our Board of Directors may authorize and cause us to issue securities without shareholder approval. Under our charter, our Board of Directors has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the Board of Directors may determine.

●	“Business combination” provisions that provide that, unless exempted, a Maryland corporation may not engage in certain business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested shareholder” or an affiliate of an interested shareholder for five years after the most recent date on which the interested shareholder became an interested shareholder, and thereafter unless specified criteria are met. An interested shareholder is defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question. In our charter, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with a related company, UMH Properties, Inc. (UMH), a Maryland corporation.

●	The duties of directors of a Maryland corporation do not require them to, among other things (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any shareholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act to exempt any person or transaction from the requirements of those provisions, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the shareholders in an acquisition.

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

We are subject to risks relating to cybersecurity. An information security or operational technology incident, including a cybersecurity breach, could have a material adverse impact on our business or reputation. As part of our regular review of potential risks, we have an Information Technology (“IT”) Manager who works with our IT service providers to identify and mitigate any such risks. We have established a Cybersecurity Subcommittee of our Board’s Audit Committee to review and provide high level guidance on cybersecurity related issues of importance to the Company. We carry cybersecurity insurance in amounts deemed reasonable by our insurance advisors.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We operate as a REIT. Our portfolio is primarily comprised of real estate holdings, some of which have been long-term holdings carried on our financial statements at depreciated cost. We believe that their current market values exceed both the original cost and the depreciated cost. The following table sets forth certain information concerning our real estate investments as of September 30, 2019:

					Mortgage
					Balance
State	City (MSA)	Fiscal Year Acquisition	Type	Square Footage	9/30/2019 (in thousands)
AL	Huntsville	2005	Industrial	88,653	$140
AL	Mobile	2018	Industrial	362,942	17,802
AZ	Tolleson (Phoenix)	2003	Industrial	283,358	2,882
CO	Colorado Springs	2016	Industrial	225,362	15,632
CO	Denver	2005	Industrial	69,865	-0-
CT	Newington (Hartford)	2001	Industrial	54,812	-0-
FL	Cocoa	2008	Industrial	144,138	-0-
FL	Davenport (Orlando)	2016	Industrial	310,922	22,274
FL	Daytona Beach	2018	Industrial	399,440	18,224
FL	Ft. Myers	2017	Industrial	213,672	12,510
FL	Homestead (Miami)	2017	Industrial	237,756	21,989
FL	Jacksonville (FDX)	1999	Industrial	95,883	-0-
FL	Jacksonville (FDX Ground)	2015	Industrial	297,579	15,072
FL	Lakeland	2006	Industrial	32,105	-0-
FL	Orlando	2008	Industrial	110,638	-0-
FL	Punta Gorda	2007	Industrial	34,624	-0-
FL	Tampa (FDX Ground)	2004	Industrial	170,779	-0-
FL	Tampa (FDX)	2006	Industrial	95,662	-0-
FL	Tampa (Tampa Bay Grand Prix)	2005	Industrial	68,385	-0-
GA	Augusta (FDX Ground)	2005	Industrial	59,358	102
GA	Augusta (FDX)	2006	Industrial	30,184	-0-
GA	Braselton (Atlanta)	2018	Industrial	373,750	37,898
GA	Griffin (Atlanta)	2006	Industrial	218,120	-0-
GA	Savannah (Shaw)	2018	Industrial	831,764	30,304
GA	Savannah (FDX Ground)	2019	Industrial	126,520	16,872
IA	Urbandale (Des Moines)	1994	Industrial	36,270	-0-
IL	Burr Ridge (Chicago)	1997	Industrial	12,500	-0-
IL	Elgin (Chicago)	2002	Industrial	89,052	-0-
IL	Granite City (St. Louis, MO)	2001	Industrial	184,800	-0-
IL	Montgomery (Chicago)	2004	Industrial	171,200	-0-
IL	Rockford (Collins Aerospace Systems)	2015	Industrial	38,833	-0-
IL	Rockford (Sherwin-Williams Co.)	2011	Industrial	66,387	-0-
IL	Sauget (St. Louis, MO)	2015	Industrial	198,773	7,956
IL	Schaumburg (Chicago)	1997	Industrial	73,500	-0-
IL	Wheeling (Chicago)	2003	Industrial	123,000	-0-
IN	Greenwood (Indianapolis)	2015	Industrial	671,354	18,780
IN	Indianapolis	2014	Industrial	327,822	9,454
IN	Lafayette	2019	Industrial	350,000	16,932
KS	Edwardsville (Kansas City) (Carlisle Tire)	2003	Industrial	179,280	-0-
KS	Edwardsville (Kansas City) (International Paper)	2014	Industrial	280,000	8,421
KS	Olathe (Kansas City)	2016	Industrial	313,763	18,759
KS	Topeka	2009	Industrial	40,000	584
KY	Buckner (Louisville)	2014	Industrial	558,600	14,566
KY	Frankfort (Lexington)	2015	Industrial	599,840	15,672
KY	Louisville	2016	Industrial	137,500	6,121
LA	Covington (New Orleans)	2016	Industrial	175,315	10,425
MD	Beltsville (Washington, DC)	2001	Industrial	148,881	-0-
MI	Livonia (Detroit)	2013	Industrial	172,005	5,649
MI	Orion	2007	Industrial	245,633	-0-
MI	Romulus (Detroit)	1998	Industrial	71,933	-0-
MI	Walker (Grand Rapids)	2017	Industrial	343,483	18,365
MN	Stewartville (Rochester) (1)	2013	Industrial	60,398	1,852
MO	Kansas City	2015	Industrial	158,417	6,457
MO	Liberty (Kansas City)	1998	Industrial	96,687	-0-
MO	O’Fallon (St. Louis)	1994	Industrial	102,135	-0-
MO	St. Joseph	2001	Industrial	382,880	-0-
MS	Olive Branch (Memphis, TN) (Anda Pharmaceuticals, Inc.)	2012	Industrial	234,660	6,927
MS	Olive Branch (Memphis, TN) (Milwaukee Tool)	2013	Industrial	861,889	19,917

					Mortgage
					Balance
State	City (MSA)	Fiscal Year Acquisition	Type	Square Footage	9/30/2019 (in thousands)
MS	Richland (Jackson)	1994	Industrial	36,000	$-0-
MS	Ridgeland (Jackson)	1993	Industrial	26,340	-0-
NC	Concord (Charlotte)	2016	Industrial	330,717	16,654
NC	Concord (Charlotte)	2017	Industrial	354,482	23,492
NC	Fayetteville	1997	Industrial	148,000	-0-
NC	Winston-Salem	2002	Industrial	106,507	-0-
NE	Omaha	1999	Industrial	89,115	-0-
NJ	Carlstadt (New York, NY) (2)	2001	Industrial	60,400	1,408
NJ	Somerset (3)	1970	Shopping Center	64,220	-0-
NJ	Trenton	2019	Industrial	347,145	52,759
NY	Cheektowaga (Buffalo)	2002	Industrial	104,981	-0-
NY	Halfmoon (Albany)	2012	Industrial	75,000	-0-
NY	Hamburg (Buffalo)	2017	Industrial	338,584	20,075
OH	Bedford Heights (Cleveland)	2007	Industrial	82,269	-0-
OH	Cincinnati	2015	Industrial	63,840	-0-
OH	Kenton	2017	Industrial	298,472	10,874
OH	Lebanon (Cincinnati)	2012	Industrial	51,130	-0-
OH	Monroe (Cincinnati)	2015	Industrial	387,000	13,626
OH	Richfield (Cleveland)	2006	Industrial	131,152	-0-
OH	Stow	2017	Industrial	219,765	11,484
OH	Streetsboro (Cleveland)	2012	Industrial	368,060	8,680
OH	West Chester Twp. (Cincinnati)	2000	Industrial	103,818	-0-
OK	Oklahoma City (Amazon)	2018	Industrial	300,000	18,206
OK	Oklahoma City (Bunzl)	2017	Industrial	110,361	5,124
OK	Oklahoma City (FDX Ground)	2012	Industrial	158,340	2,890
OK	Tulsa	2014	Industrial	46,240	1,552
PA	Altoona (1)	2014	Industrial	122,522	2,848
PA	Imperial (Pittsburgh)	2016	Industrial	125,860	10,407
PA	Monaca (Pittsburgh)	1977	Industrial	255,658	-0-
SC	Aiken (Augusta, GA)	2017	Industrial	413,605	13,683
SC	Charleston (FDX)	2018	Industrial	121,683	12,968
SC	Charleston (FDX Ground)	2018	Industrial	265,318	28,356
SC	Ft. Mill (Charlotte, NC)	2010	Industrial	176,939	-0-
SC	Hanahan (Charleston) (SAIC)	2005	Industrial	302,400	-0-
SC	Hanahan (Charleston) (FDX Ground)	2005	Industrial	91,776	-0-
TN	Chattanooga	2007	Industrial	60,637	-0-
TN	Lebanon (Nashville)	2011	Industrial	381,240	-0-
TN	Memphis	2010	Industrial	449,900	4,202
TN	Shelby County	2007	Land	N/A	-0-
TX	Carrollton (Dallas)	2010	Industrial	184,317	5,623
TX	Corpus Christi	2012	Industrial	46,253	-0-
TX	Edinburg	2011	Industrial	164,207	-0-
TX	El Paso	2006	Industrial	144,149	-0-
TX	Ft. Worth (Dallas)	2015	Industrial	304,608	19,342
TX	Houston	2010	Industrial	91,295	1,643
TX	Lindale (Tyler)	2015	Industrial	163,378	5,242
TX	Mesquite (Dallas)	2017	Industrial	351,874	29,171
TX	Spring (Houston)	2014	Industrial	181,176	7,287
TX	Waco	2012	Industrial	150,710	3,931
VA	Charlottesville	1999	Industrial	48,064	-0-
VA	Mechanicsville (Richmond)	2001	Industrial	112,799	-0-
VA	Richmond	2004	Industrial	60,000	-0-
VA	Roanoke (CHEP USA)	2007	Industrial	83,000	-0-
VA	Roanoke (FDX Ground)	2013	Industrial	103,402	3,905
WA	Burlington (Seattle/Everett)	2016	Industrial	210,445	16,635
WI	Cudahy (Milwaukee)	2001	Industrial	139,564	-0-
WI	Green Bay (1)	2013	Industrial	99,102	2,311
				22,250,880	$752,916

(1)	One loan is secured by the properties located in Green Bay, WI, Stewartville, MN and Altoona, PA.
(2)	We own a 51% controlling equity interest.
(3)	We own a 67% controlling equity interest.

The following table sets forth certain information concerning the principal tenants and leases for our properties shown above as of September 30, 2019:

State	City (MSA)	Tenant	Annualized Rent (in thousands)	Lease Expiration
AL	Huntsville	FedEx Ground Package System, Inc.	$605	07/31/26
AL	Mobile	Amazon.com Services, Inc. (Amazon.com, Inc.)	2,025	11/30/28
AZ	Tolleson (Phoenix)	Western Container Corp. (Coca-Cola)	1,377	04/30/27
CO	Colorado Springs	FedEx Ground Package System, Inc.	1,832	01/31/26
CO	Denver	FedEx Ground Package System, Inc.	609	10/31/25
CT	Newington (Hartford)	Kellogg Sales Company	329	02/29/20
FL	Cocoa	FedEx Ground Package System, Inc.	1,112	09/30/24
FL	Davenport (Orlando)	FedEx Ground Package System, Inc.	2,613	04/30/31
FL	Daytona Beach	B. Braun Medical Inc.	2,138	03/31/28
FL	Ft. Myers	FedEx Ground Package System, Inc.	1,418	08/31/27
FL	Homestead (Miami)	FedEx Ground Package System, Inc.	2,282	03/31/32
FL	Jacksonville	FedEx Corporation	535	05/31/29	(1)
FL	Jacksonville	FedEx Ground Package System, Inc.	1,998	12/31/29
FL	Lakeland	FedEx Corporation	155	11/30/27
FL	Orlando	FedEx Corporation	666	11/30/27
FL	Punta Gorda	FedEx Corporation	284	06/30/27
FL	Tampa	FedEx Corporation	603	11/30/27
FL	Tampa	FedEx Ground Package System, Inc.	1,624	07/31/26
FL	Tampa	Tampa Bay Grand Prix	302	09/30/20
GA	Augusta	FedEx Ground Package System, Inc.	513	06/30/21
GA	Augusta	FedEx Corporation	121	11/30/22
GA	Braselton (Atlanta)	FedEx Ground Package System, Inc.	3,783	02/28/33
GA	Griffin (Atlanta)	Rinnai America Corporation	840	12/31/20
GA	Savannah	Shaw Industries, Inc.	3,495	09/30/27
GA	Savannah	FedEx Ground Package System, Inc.	1,755	10/31/28
IA	Urbandale (Des Moines)	Foundation Building Materials, LLC	176	12/31/27	(2)
IL	Burr Ridge (Chicago)	Sherwin-Williams Company	162	10/31/21
IL	Elgin (Chicago)	Joseph T. Ryerson and Son, Inc.	513	01/31/25	(1)
IL	Granite City (St. Louis, MO)	Anheuser-Busch, Inc.	832	11/30/21
IL	Montgomery (Chicago)	Home Depot USA, Inc.	1,007	06/30/20
IL	Rockford	Collins Aerospace Systems (United Technologies)	365	06/30/27	(3)
IL	Rockford	Sherwin-Williams Company	485	12/31/23
IL	Sauget (St. Louis, MO)	FedEx Ground Package System, Inc.	1,036	05/31/29
IL	Schaumburg (Chicago)	FedEx Corporation	478	03/31/27
IL	Wheeling (Chicago)	FedEx Ground Package System, Inc.	1,272	05/31/27
IN	Greenwood (Indianapolis)	ULTA, Inc.	2,729	07/31/25
IN	Indianapolis	FedEx Ground Package System, Inc.	1,717	10/31/27
IN	Lafayette	Toyota Tsusho America, Inc.	1,707	06/30/29
KS	Edwardsville (Kansas City)	Carlisle Tire & Wheel Company	761	07/31/23
KS	Edwardsville (Kansas City)	International Paper Company	1,359	08/31/23
KS	Olathe (Kansas City)	FedEx Ground Package System, Inc.	2,204	05/31/31
KS	Topeka	Heartland Coca-Cola Bottling Co., LLC (Coca-Cola)	332	09/30/21
KY	Buckner (Louisville)	TreeHouse Private Brands, Inc.	2,226	10/31/33
KY	Frankfort (Lexington)	Jim Beam Brands Company (Beam Suntory)	2,071	01/31/25
KY	Louisville	Challenger Lifts, Inc. (Snap-on Inc.)	845	06/07/26
LA	Covington (New Orleans)	FedEx Ground Package System, Inc.	1,265	06/30/25
MD	Beltsville (Washington, DC)	FedEx Ground Package System, Inc.	1,455	07/31/28
MI	Livonia (Detroit)	FedEx Ground Package System, Inc.	1,194	03/31/22
MI	Orion	FedEx Ground Package System, Inc.	1,908	06/30/23
MI	Romulus (Detroit)	FedEx Corporation	370	05/31/21
MI	Walker (Grand Rapids)	FedEx Ground Package System, Inc.	2,103	01/31/32
MN	Stewartville (Rochester)	FedEx Ground Package System, Inc.	372	05/30/23
MO	Kansas City	Bunzl Distribution Midcentral, Inc.	758	09/30/21
MO	Liberty (Kansas City)	Dakota Bodies, LLC	407	04/30/26	(4)
MO	O’Fallon (St. Louis)	Pittsburgh Glass Works, LLC	447	06/30/21
MO	St. Joseph	Woodstream Corporation	920	09/30/21	(5)
MO	St. Joseph	Altec Industries, Inc.	374	02/28/23	(5)
MS	Olive Branch (Memphis, TN)	Anda Pharmaceuticals, Inc.	1,210	07/31/22
MS	Olive Branch (Memphis, TN)	Milwaukee Electric Tool Corporation	3,054	07/31/28
MS	Richland (Jackson)	FedEx Corporation	120	03/31/24
MS	Ridgeland (Jackson)	Graybar Electric Company	112	07/31/20	(1)
NC	Concord (Charlotte)	FedEx Ground Package System, Inc.	2,237	07/31/25
NC	Concord (Charlotte)	FedEx Ground Package System, Inc.	2,537	05/31/32
NC	Fayetteville	Victory Packaging, L.P.	508	02/28/21
NC	Winston-Salem	Style Crest, Inc.	392	03/31/21
NE	Omaha	FedEx Corporation	446	10/31/23
NJ	Carlstadt (New York, NY)	SOFIVE, Inc.	623	01/31/30	(6)
NJ	Somerset	Various Tenants at Retail Shopping Center	778	Various	(7)
NJ	Trenton	FedEx Ground Package System, Inc.	5,328	06/30/32

State	City (MSA)	Tenant	Annualized Rent (in thousands)	Lease Expiration
NY	Cheektowaga (Buffalo)	Vacant	$0	N/A	(8)
NY	Halfmoon (Albany)	RGH Enterprises, Inc. (Cardinal Health)	613	11/30/21
NY	Hamburg (Buffalo)	FedEx Ground Package System, Inc.	2,318	03/31/31
OH	Bedford Heights (Cleveland)	FedEx Corporation	438	08/31/28
OH	Cincinnati	The American Bottling Company (Keurig Dr Pepper)	484	09/30/29
OH	Kenton	International Paper Company	1,256	08/31/27
OH	Lebanon (Cincinnati)	Siemens Real Estate	461	04/30/24	(1)
OH	Monroe (Cincinnati)	UGN, Inc.	2,076	02/28/34	(9)
OH	Richfield (Cleveland)	FedEx Ground Package System, Inc.	1,493	09/30/24
OH	Stow	Mickey Thompson (Cooper Tire)	1,511	08/31/27
OH	Streetsboro (Cleveland)	Best Buy Warehousing Logistics, Inc.	1,693	01/31/22
OH	West Chester Twp. (Cincinnati)	FedEx Ground Package System, Inc.	548	08/31/23
OK	Oklahoma City	Amazon.com Services, Inc. (Amazon.com, Inc.)	1,902	10/31/27
OK	Oklahoma City	Bunzl Distribution Oklahoma, Inc.	729	08/31/24
OK	Oklahoma City	FedEx Ground Package System, Inc.	1,048	07/31/25
OK	Tulsa	The American Bottling Company (Keurig Dr Pepper)	264	02/28/24
PA	Altoona	FedEx Ground Package System, Inc.	651	08/31/23
PA	Imperial (Pittsburgh)	General Electric Company	1,328	12/31/25
PA	Monaca (Pittsburgh)	NF&M International, Inc.	837	12/31/24
SC	Aiken (Augusta, GA)	Autoneum North America, Inc.	1,717	04/30/32	(10)
SC	Aiken (Augusta, GA)	Autoneum North America, Inc.	490	06/30/20	(10)
SC	Charleston	FedEx Corporation	1,314	08/31/32
SC	Charleston	FedEx Ground Package System, Inc.	2,704	06/30/33
SC	Ft. Mill (Charlotte, NC)	FedEx Ground Package System, Inc.	1,598	08/31/28
SC	Hanahan (Charleston)	Amazon Fulfillment Services, Inc.	789	06/30/29	(11)
SC	Hanahan (Charleston)	Science Applications International Corporation	1,655	10/31/23	(1)
TN	Chattanooga	FedEx Corporation	319	10/31/22
TN	Lebanon (Nashville)	CBOCS Distribution, Inc. (Cracker Barrel)	1,461	06/30/24
TN	Memphis	FedEx Trade Networks	1,389	05/31/29	(1)
TN	Shelby County	N/A- Land	-0-	N/A
TX	Carrollton (Dallas)	Carrier Enterprise, LLC (United Technologies)	1,178	01/31/24	(1)
TX	Corpus Christi	FedEx Ground Package System, Inc.	436	08/31/21
TX	Edinburg	FedEx Ground Package System, Inc.	1,097	09/30/26
TX	El Paso	FedEx Ground Package System, Inc.	1,345	09/30/23
TX	Ft. Worth (Dallas)	FedEx Ground Package System, Inc.	2,379	04/30/30
TX	Houston	National Oilwell Varco, Inc.	759	09/30/22
TX	Lindale (Tyler)	FedEx Ground Package System, Inc.	725	06/30/24
TX	Mesquite (Dallas)	FedEx Ground Package System, Inc.	3,199	03/31/32
TX	Spring (Houston)	FedEx Ground Package System, Inc.	1,581	09/30/24
TX	Waco	FedEx Ground Package System, Inc.	1,078	08/31/25
VA	Charlottesville	FedEx Corporation	329	08/31/27
VA	Mechanicsville (Richmond)	FedEx Corporation	541	04/30/23
VA	Richmond	Vacant	N/A	N/A	(12)
VA	Roanoke	CHEP USA, Inc.	503	02/28/25	(13)
VA	Roanoke	FedEx Ground Package System, Inc.	755	04/30/23
WA	Burlington (Seattle/Everett)	FedEx Ground Package System, Inc.	1,962	08/31/30
WI	Cudahy (Milwaukee)	FedEx Ground Package System, Inc.	827	06/30/27
WI	Green Bay	FedEx Ground Package System, Inc.	468	05/30/23
			$136,457

(1)	Renewal or extension has been executed. See fiscal 2019 and fiscal 2020 renewal and extension chart.
(2)	The lease has an early termination option which may be exercised after December 2025, on the condition that we are provided with six months notice and the tenant pays us a $93,000 termination fee.
(3)	Lease has an early termination option which may be exercised after June 2022, on the condition that we are provided with six months notice and the tenant pays us a $1.1 million termination fee.
(4)	Entered into a new 7-year lease with Dakota Bodies, LLC, effective 5/1/2019.
(5)	Property is leased to two tenants.
(6)	Estimated annual rent is the full annual rent per the lease. We consolidate the results of this property due to our 51% controlling equity interest.
(7)	We own a 67% controlling equity interest. Estimated annual rent reflects our proportionate share of the total rent.
(8)	Lease expired 8/31/19 and tenant did not renew because they moved their operations to our recently constructed 339,000 square foot facility also located in the Buffalo, NY MSA.
(9)	In February 2019, we completed a 155,000 square foot building expansion for a property leased to UGN, Inc. located in Monroe (Cincinnati), OH for a total project cost of $8.6 million. The expansion resulted in a new 15-year lease which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over 15 years.
(10)	Represents one tenant that leases two separate structures located at the same property.
(11)	Entered into a new 10-year lease with Amazon Fulfillment Services, Inc., effective 7/1/2019.
(12)	Tenant did not renew, subsequent to fiscal yearend, we entered into a new 12.5-year lease with Locke Supply Co., effective 11/1/2019 which will have a GAAP straight-line annualized rent of $325,000, representing $5.42 per square foot over the life of the lease.
(13)	Lease has an early termination option which may be exercised after August 2021, on the condition that we are provided with six months notice and the tenant pays us a $500,000 termination fee.

As of September 30, 2019, all but three of our improved properties were 100% occupied, resulting in a 98.9% overall occupancy rate. Subsequent to fiscal yearend 2019, effective November 1, 2019, we leased one of these previously vacant properties consisting of 60,000 square feet for 12.5 years, increasing our current overall occupancy rate to 99.2%.

Our weighted-average lease expiration was 7.6 years and 8.1 years as of September 30, 2019 and 2018, respectively.

Our weighted average occupancy rates as of the years ended September 30, 2019, 2018, 2017, 2016 and 2015 were 98.9%, 99.6%, 99.3%, 99.6% and 97.7%, respectively. The average effective annualized rent per square foot for the years ended September 30, 2019, 2018, 2017, 2016 and 2015 was $6.20, $6.01, $5.93, $5.72 and $5.48, respectively.

Completed expansions that have resulted in increased rents over the fiscal years ended September 30, 2018 and 2019

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

In November 2017, we completed a parking lot expansion for a property leased to FedEx Ground Package System, Inc., located in Indianapolis, IN for a total project cost of $1.7 million, resulting in a new 10-year lease which extended the prior lease expiration date from April 2024 to October 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of $184,000 from $1.5 million, or $4.67 per square foot, to $1.7 million, or $5.23 per square foot.

In September 2018, we completed a parking lot expansion for a property leased to FedEx Ground Package System, Inc., located in Ft. Mill, SC for a total project cost of $1.8 million, resulting in a new 10-year lease which extended the prior lease expiration date from October 2023 to August 2028. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of $183,000 from $1.4 million, or $8.00 per square foot, to $1.6 million, or $9.03 per square foot.

In February 2019, we completed a 155,000 square foot building expansion for a property leased to UGN, Inc. located in Monroe (Cincinnati), OH for a total project cost of $8.6 million. The expansion resulted in a new 15-year lease which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over the 15-year term. In connection with this expansion, we obtained a 10.6 year, fully-amortizing second mortgage loan of $7.0 million at a fixed interest rate of 3.85%. The maturity of the second mortgage loan coincides with the maturity of the property’s first fully-amortizing mortgage loan which is at a fixed interest rate of 3.77% and has a principal balance of $6.6 million as of the fiscal yearend.

Fiscal 2019 Renewals

In fiscal 2019, approximately 7% of our gross leasable area, representing 11 leases totaling 1.5 million square feet, was set to expire. Seven of these 11 leases have been renewed, representing 1.1 million square feet, or 76% of the expiring square footage and have a weighted average lease term of 7.2 years.

We have incurred or we expect to incur tenant improvement costs of $2.9 million and leasing commission costs of $1.4 million in connection with these seven lease renewals. The table below summarizes the lease terms of the seven leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Somerset, NJ	Taco Bell	21,365	$4.68	$4.68	10/14/18	$5.15	$5.15	10/14/23	5.0	$-0-	$-0-
Carrollton (Dallas), TX	Carrier Enterprise	184,317	8.20	8.55	01/31/19	6.24	6.00	01/31/24	5.0	0.20	0.39
Lebanon (Cincinnati), OH	Siemens Real Estate	51,130	8.82	9.67	04/30/19	8.94	8.50	04/30/24	5.0	0.40	0.40
Hanahan (Charleston), SC	SAIC	302,400	4.67	5.03	04/30/19	5.54	5.25	10/31/23	4.5	0.75	0.33
Memphis, TN	FedEx Trade Networks	449,900	2.84	2.95	05/31/19	3.10	3.10	05/31/29	10.0	0.33	0.09
Jacksonville, FL	FedEx Express	95,883	5.40	5.40	05/31/19	5.59	5.59	05/31/29	10.0	0.17	0.11
Ridgeland (Jackson), MS	Graybar Electric	26,340	4.15	4.15	07/31/19	4.36	4.36	07/31/20	1.0	0.00	0.13
	Total	1,131,335

Weighted Average			$4.75	$4.99		$4.81	$4.67		7.2	$0.36	$0.18

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

These seven lease renewals resulted in a weighted average term of 7.2 years and a U.S. GAAP straight-line weighted average lease rate of $4.81 per square foot. The renewed weighted average initial cash rent per square foot is $4.67. This compares to the former weighted average rent of $4.75 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $4.99 per square foot, resulting in an increase in the weighted average lease rate of 1.3% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 6.4% on a cash basis.

Our 92,000 square foot facility located in the Charleston, SC MSA was leased to FedEx Ground Package System, Inc. and renewed for only four months, until November 30, 2018, because the tenant moved their operations to our newly constructed 265,000 square foot facility also located in Charleston, SC. The new 265,000 square foot facility is leased to FedEx Ground Package System, Inc. for 15 years through June 2033. Effective July 1, 2019, we entered into a new ten-year lease agreement with Amazon.com Services, Inc. through June 30, 2029 for our 92,000 square foot facility. Initial annual rent is $688,000, representing $7.50 per square foot, with 3.0% annual increases thereafter. This results in a U.S. GAAP straight-line annualized rent of $789,000, representing $8.60 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line rent and former cash rent of $7.35 per square foot, resulting in an increase in the average lease rate of 17.0% on a U.S. GAAP straight-line basis and an increase of 2.0% on a cash basis. We have agreed to make certain improvements, including expanding the parking lot, which we expect to cost $1.75 million.

Our 96,000 square foot facility located in Liberty (Kansas City), MO was leased to Holland 1916, Inc. through June 30, 2019. In conjunction with terminating our lease with Holland 1916, Inc. two months early, effective May 1, 2019, we entered into a seven-year lease agreement with Dakota Bodies, LLC through April 30, 2026. Initial annual rent is $372,000, representing $3.85 per square foot, with 3.0% annual increases thereafter. This results in a U.S. GAAP straight-line annualized rent of $407,000, representing $4.21 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line rent of $3.46 per square foot and the former cash rent of $3.68 per square foot, resulting in an increase in the average lease rate of 21.7% on a U.S. GAAP straight-line basis and an increase of 4.6% on a cash basis.

Our 60,000 square foot facility located in Richmond, VA was leased to Carrier Enterprise, LLC through November 2018. Subsequent to the fiscal yearend, effective November 1, 2019, we entered into a new 12.5-year lease agreement with Locke Supply Co. through April 2032 for this facility. The lease agreement provides for six months of free rent, after which, on May 1, 2020, initial annual rent of $303,000, representing $5.05 per square foot will commence, with 2.0% annual increases thereafter, resulting in a U.S. GAAP straight-line annualized rent of $325,000, representing $5.42 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line rent of $5.36 per square foot and the former cash rent of $5.45 per square foot, resulting in an increase in the average lease rate of 1.1% on a U.S. GAAP straight-line basis and a decrease of 7.3% on a cash basis. We have agreed to make certain improvements, which we expect to cost $175,000.

The seven lease renewals, along with the three properties that were re-tenanted, result in a weighted average term of 7.6 years and an increase in the weighted average lease rate of 3.7% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 5.1% on a cash basis.

Our 105,000 square foot facility located in Cheektowaga (Buffalo), NY was leased to FedEx Ground Package System, Inc. until August 31, 2019. Prior to the lease expiring, the tenant informed us that they will not be renewing this space because they moved their operations to our recently constructed 339,000 square foot facility also located in the Buffalo, NY MSA. The recently constructed 339,000 square foot facility is leased to FedEx Ground Package System, Inc. for 15 years through March 2031. The lease for our 105,000 square foot facility is the only lease, of the 11 leases that were set to expire in fiscal 2019, that was not renewed or re-tenanted. This facility is currently being marketed and represents 7% of the fiscal 2019 expiring square footage and represents 0.5% of our current total gross leasable area.

On September 30, 2019, we had a weighted average lease maturity of 7.6 years with 7.9% of the weighted average gross annualized rent scheduled to expire each year. Our overall occupancy rate of our total property portfolio was 98.9% and 99.6% as of September 30, 2019 and 2018, respectively.

Fiscal 2020 Renewals

In fiscal 2020, approximately 2% of our gross leasable area, representing five leases totaling 410,000 square feet, is set to expire. One of these five leases has been renewed for five years, representing 89,000 square feet, or 22% of the expiring square footage.

We have incurred or we expect to incur tenant improvement costs of $223,000 and leasing commission costs of $77,000 in connection with this lease renewal. The table below summarizes the lease term of the lease that was renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Elgin (Chicago), IL	Joseph T. Ryerson & Son, Inc.	89,052	$5.68	$5.68	1/31/20	$5.78	$5.50	1/31/25	5.0	$0.50	$0.17
	Total	89,052

Weighted Average			$5.68	$5.68		$5.78	$5.50		5.0	$0.50	$0.17

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

This lease renewal has a U.S. GAAP straight-line lease rate of $5.78 per square foot. The renewed initial cash rent per square foot is $5.50. This compares to the former rent of $5.68 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $5.68 per square foot, resulting in an increase of 1.8% on a U.S. GAAP straight-line basis and a decrease of 3.2% on a cash basis.

The following table presents certain information as of September 30, 2019, with respect to our leases expiring over the future fiscal years ended September 30th:

Expiration of Fiscal Year Ended September 30th	Property Count	Total Area Expiring (square feet)	Annualized Rent (in thousands)	Percent of Gross Annualized Rent

Vacant (1)	3	245,837	$-0-	0%
Shopping Center (2)	1	64,220	778	1%
2020	5	418,782	2,240	2%
2021	10	1,206,723	5,516	4%
2022	7	1,138,320	6,463	5%
2023	13	1,668,804	9,522	7%
2024	13	1,887,034	11,710	9%
2025	9	2,433,130	12,281	9%
2026	8	1,078,913	8,347	6%
2027	11	2,304,616	12,612	9%
2028	11	2,571,915	13,902	10%
2029	8	1,739,634	9,720	7%
2030	4	873,032	6,962	5%
2031	3	963,269	7,135	5%
2032	7	2,071,983	18,480	13%
2033	2	639,068	6,487	5%
2034	2	945,600	4,302	3%
Total (3)	114	22,250,880	$136,457	100%

(1)	“Vacant” represents 81,000 square feet at our 256,000 square foot industrial park located in Monaca (Pittsburgh), PA, 105,000 square feet in Cheektowaga (Buffalo), NY and 60,000 square feet located in Richmond, VA. Subsequent to our fiscal yearend, effective 11/1/2019, we entered into a 12.5-year lease with a new tenant for our 60,000 square foot facility located in Richmond, VA.
(2)	“Shopping Center” represents a multi-tenanted property which has lease expirations ranging from month-to-month to 2030.
(3)	The property located in Monaca (Pittsburgh), PA is included in “Vacant” and is included in “2025” for its lease with NF&M International and therefore is counted as one property in the property count total. Included in “2021” is Woodstream Corporation and included in “2023” is Altec Industries, Inc., both of which occupy one property and therefore is counted as one property in the property count total. The property located in Aiken (Augusta), SC leased to Autoneum North America, Inc. is included in “2020” and is included in “2032” as it has a separate 98,000 square foot structure that was placed in service for one year, effective 7/1/2019, and, therefore, is counted as one property in the property count total.

ITEM 3 – LEGAL PROCEEDINGS

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since June 1, 2010, the common stock of Monmouth Real Estate Investment Corporation, $0.01 par value per share (common stock), has been traded on the New York Stock Exchange (NYSE), under the symbol “MNR.” Previously, the common stock was traded on the NASDAQ Global Select Market.

Shareholder Information

As of November 15, 2019, 1,259 shareholders of record held shares of our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

On January 16, 2019, our Board of Directors authorized a $40.0 million increase to our previously announced $10.0 million Common Stock Repurchase Program (the “Program”), bringing the total available under the Program to $50.0 million. The timing, manner, price and amount of any repurchase will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. To date, we have not repurchased any common stock pursuant to the Program and we may elect not to repurchase any common stock in the future. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice. No shares were repurchased or reacquired during fiscal 2019 and, as of September 30, 2019, we do not own any of our own shares.

Comparative Stock Performance

The following line graph compares the total return of our common stock for the last five fiscal years to the FTSE NAREIT Composite Index (US), published by the National Association of Real Estate Investment Trusts (NAREIT), and the S&P 500 Index for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes listed below on September 30, 2014 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not indicative of future stock performance.

ITEM 6 – SELECTED FINANCIAL DATA (in thousands except per share amounts)

The following table sets forth selected financial and other information for the periods and as of the dates indicated. This table should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and all of the financial statements and notes thereto included elsewhere herein.

	September 30,
	2019	2018	2017	2016	2015
OPERATING DATA:
Rental and Reimbursement Revenue	$158,522	$139,162	$116,385	$97,755	$77,775
Real Estate Taxes and Operating Expenses	(27,327)	(24,390)	(20,154)	(17,568)	(12,490)
Net Operating Income - NOI	131,195	114,772	96,231	80,187	65,285
Lease Termination Income	-0-	210	-0-	-0-	239
Gain on Sale of Securities Transactions	-0-	111	2,312	4,399	806
Unrealized Holding Gains (Losses) Arising During the Periods (1)	(24,680)	-0-	-0-	-0-	-0-
Dividend Income	15,168	13,121	6,930	5,616	3,724
General and Administrative Expenses	(9,081)	(8,776)	(7,809)	(7,936)	(6,306)
Acquisition Costs	-0-	-0-	(179)	(730)	(1,546)
Interest Expense (2)	(36,912)	(32,350)	(25,754)	(22,953)	(19,844)
Depreciation & Amortization Expense	(45,890)	(38,567)	(31,460)	(26,088)	(21,773)
Income from Operations	29,800	48,521	40,271	32,495	20,585
Gain on Sale of Real Estate Investments	-0-	7,485	-0-	-0-	5,021
Net Income	29,800	56,006	40,271	32,495	25,606
Preferred Dividends	(18,774)	(17,191)	(14,862)	(9,021)	(8,607)
Redemption of Preferred Stock	-0-	-0-	(2,467)	(2,942)	-0-
Net Income Attributable to Common Shareholders (1)	$11,026	$38,815	$22,942	$20,532	$16,999
Net Income Per Share (1)
Basic	$0.32	$0.71	$0.56	$0.50	$0.43
Diluted	0.32	0.71	0.56	0.50	0.43
Net Income Attributable to Common Shareholders Per Share (1)
Basic	0.12	0.49	0.32	0.31	0.29
Diluted	0.12	0.49	0.32	0.31	0.29

(1)	Effective October 1, 2018 we adopted ASU 2016-01. This new accounting standard requires unrealized gains or losses on our securities investments to flow through our income statement. Periods shown here prior to October 1, 2018 do not include the effect of this accounting change and therefore Net Income Attributable to Common Shareholders between these periods are not comparable.
(2)	Amortization expense related to Financing Costs are included in “Interest Expense.”

BALANCE SHEET DATA:
Total Assets	$1,871,948	$1,718,378	$1,443,038	$1,223,486	$910,906
Real Estate Investments, net	1,616,934	1,512,513	1,260,830	1,013,103	806,466
Fixed Rate Mortgage Notes Payable, net	744,928	711,546	591,364	477,476	368,905
Loans Payable	95,000	186,609	120,091	80,791	85,041
Preferred Stock Called for Redemption	-0-	-0-	-0-	53,494	-0-
7.625% Series A Cumulative Redeemable Preferred Stock	-0-	-0-	-0-	-0-	53,494
7.875% Series B Cumulative Redeemable Preferred Stock	-0-	-0-	-0-	57,500	57,500
6.125% Series C Cumulative Redeemable Preferred Stock	347,678	287,200	245,986	135,000	-0-
Total Shareholders’ Equity	1,011,043	797,906	712,866	597,858	446,011

CASH FLOW DATA:
Net Cash Provided (Used) By:
Operating Activities	$101,622	$85,529	$73,868	$54,700	$38,062
Investing Activities	(214,508)	(332,513)	(339,071)	(227,845)	(194,470)
Financing Activities	123,741	246,083	179,680	256,821	148,007

	September 30,
OTHER INFORMATION:	2019	2018	2017	2016	2015
Average Number of Common Shares Outstanding
Basic	93,387	78,619	72,114	65,469	59,086
Diluted	93,485	78,802	72,250	65,558	59,201
Funds From Operations*	$81,197	$69,841	$54,442	$46,598	$33,730
Core Funds From Operations*	$81,197	$69,841	$57,088	$50,271	$35,276
Adjusted Funds From Operations*	$79,695	$68,375	$54,880	$45,865	$33,977
Cash Dividends per Common Share	$0.68	$0.68	$0.64	$0.64	$0.60

* We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which we believe is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. Included in the NAREIT FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of NAREIT FFO to make an election to include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with the adoption of the FFO White Paper - 2018 Restatement, we have elected to exclude unrealized gains and losses from our investments in marketable equity securities from our FFO calculation. NAREIT created FFO as a non-GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO) as FFO, plus acquisition costs and costs associated with the Redemption of Preferred Stock. We define Adjusted Funds From Operations (AFFO) as Core FFO, excluding stock based compensation expense, depreciation of corporate office tenant improvements, amortization of deferred financing costs, lease termination income, net gain or loss on sale of securities transactions, effect of non-cash U.S. GAAP straight-line rent adjustments and subtracting recurring capital expenditures. We define recurring capital expenditures as all capital expenditures that are recurring in nature, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO, Core FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO, Core FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO, Core FFO and AFFO and, accordingly, our FFO, Core FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO, Core FFO and AFFO are significant components in understanding our financial performance.

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

The following is a reconciliation of U.S. GAAP Net Income to FFO, Core FFO and AFFO for the fiscal years ended September 30th (in thousands):

	2019	2018	2017	2016	2015
Net Income Attributable to Common Shareholders (1)	$11,026	$38,815	$22,942	$20,532	$16,999
Plus: Unrealized Holding Losses Arising During the Periods	24,680	-0-	-0-	-0-	-0-
Plus: Depreciation Expense (Excluding Corporate Office)	42,518	36,018	29,478	23,931	19,626
Plus: Amortization of Intangible Assets	1,986	1,613	1,072	1,179	1,370
Plus: Amortization of Capitalized Lease Costs	987	880	855	956	756
Less: (Gain) / Plus: Loss on Sale of Real Estate Investments	-0-	(7,485)	95	-0-	(5,021)
FFO Attributable to Common Shareholders	81,197	69,841	54,442	46,598	33,730
Plus: Acquisition Costs	-0-	-0-	179	731	1,546
Plus: Redemption of Preferred Stock	-0-	-0-	2,467	2,942	-0-
Core FFO Attributable to Common Shareholders	81,197	69,841	57,088	50,271	35,276
Plus: Depreciation of Corporate Office Capitalized Costs	502	158	157	124	80
Plus: Stock Compensation Expense	784	434	625	926	449
Plus: Amortization of Financing Costs	1,253	1,221	1,234	1,116	1,286
Plus: Non-recurring Other Expense (2)	-0-	-0-	-0-	500	-0-
Less: Gain on Sale of Securities Transactions	-0-	(111)	(2,312)	(4,399)	(805)
Less: Lease Termination Income	-0-	(210)	-0-	-0-	(239)
Less: Effect of non-cash U.S. GAAP Straight-line Rent Adjustment	(1,926)	(1,973)	(1,028)	(1,710)	(1,446)
Less: Recurring Capital Expenditures	(2,115)	(985)	(884)	(963)	(624)
AFFO Attributable to Common Shareholders	$79,695	$68,375	$54,880	$45,865	$33,977

(1)	Effective October 1, 2018 we adopted ASU 2016-01. This new accounting standard requires unrealized gains or losses on our securities investments to flow through our income statement. Periods shown here prior to October 1, 2018 do not include the effect of this accounting change and therefore Net Income Attributable to Common Shareholders between these periods are not comparable.
(2)	Consists of one-time payroll expenditures in fiscal 2016.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and we do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

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

Overview

Monmouth Real Estate Investment Corporation, founded in 1968, is one of the oldest public equity REITs in the world. We are a self-administered and self-managed REIT that seeks to invest in well-located, modern, single- tenant industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. At September 30, 2019, we held investments in 114 properties totaling 22.3 million square feet. Total real estate investments were $1.9 billion at September 30, 2019. These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. All of these properties are wholly-owned, with the exception of an industrial property in New Jersey, in which we own a 51% controlling equity interest, and a shopping center in New Jersey, in which we own a 67% controlling equity interest.

Our weighted-average lease expiration was 7.6 years and 8.1 years as of September 30, 2019 and 2018, respectively, and our average annualized rent per occupied square foot as of September 30, 2019 and 2018 was $6.20 and $6.01, respectively. At September 30, 2019 and 2018, our overall occupancy rate was 98.9% and 99.6%, respectively. Subsequent to fiscal yearend 2019, effective November 1, 2019, we leased one of our previously vacant properties consisting of 60,000 square feet for 12.5 years, increasing our current overall occupancy rate to 99.2%.

We have a concentration of properties leased to FedEx Corporation (FDX). As of September 30, 2019, we had 22.3 million square feet of property, of which 10.4 million square feet, or 47%, consisting of 60 separate stand-alone leases, were leased to FDX and its subsidiaries (5% to FDX and 42% to FDX subsidiaries). These properties are located in 25 different states. As of September 30, 2019, the 60 separate stand-alone leases that are leased to FDX and FDX subsidiaries had a weighted average lease maturity of 8.7 years. The percentage of rental and reimbursement revenue from FDX and its subsidiaries was 60% for the year ended September 30, 2019, consisting of 5% leased to FDX and 55% leased to FDX subsidiaries. No other tenant accounted for 5% or more of our total Rental and Reimbursement revenue for fiscal 2019. None of our properties are subject to a master lease or any cross-collateralization agreements.

Our revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property. Rental and Reimbursement Revenue increased $19.4 million, or 14%, for the year ended September 30, 2019, as compared to the year ended September 30, 2018. Total expenses (excluding other income and expense) increased $10.6 million, or 15%, for the year ended September 30, 2019 as compared to the year ended September 30, 2018. The increases were due mainly to the revenue and expenses relating to the property acquisitions made during fiscal 2019 and 2018.

Our Net Income Attributable to Common Shareholders decreased $27.8 million, or 72%, for the fiscal year ended September 30, 2019 as compared to the fiscal year ended September 30, 2018 and increased $15.9 million, or 69%, for the fiscal year ended September 30, 2018 as compared to the fiscal year ended September 30, 2017. The decrease in our Net Income Attributable to Common Shareholders from the fiscal year ended September 30, 2019 to the fiscal year ended September 30, 2018 was primarily due to the implementation of a new accounting rule requiring that unrealized gains and losses resulting from our securities investments be reflected on our income statement. During the fiscal year ended September 30, 2019, we recognized $24.7 million of unrealized losses. Prior to the adoption of the rule, unrealized gains and losses were reflected as a change in our shareholders’ equity. During the fiscal year ended September 30, 2018, we reported realized gains of $7.5 million from the sale of real estate investments and we reported $111,000 from the sale of securities transactions. Excluding all non-cash unrealized losses and realized gains, our Net Income Attributable to Common Shareholders for the fiscal year ended September 30, 2019 would have been $35.7 million as compared to $31.2 million for the fiscal year ended September 30, 2018, representing a 14% increase. The increase was due to the purchase of additional properties in fiscal 2019 and 2018.

We evaluate our financial performance using Net Operating Income (NOI) from property operations, which we believe is a useful indicator of our operating performance. NOI is a non-GAAP financial measure that we define as Net Income Attributable to Common Shareholders plus Redemption of Preferred Stock, Preferred Dividends, General and Administrative Expenses, Acquisition Costs, Depreciation, Amortization of Capitalized Lease Costs and Intangible Assets, Interest Expense, including Amortization of Financing Costs, Unrealized Holding Losses Arising During the Periods, less Dividend Income, Gain on Sale of Securities Transactions, Gain on Sale of Real Estate Investments and Lease Termination Income. The components of NOI are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities, and repairs and maintenance. Other REITs may use different methodologies to calculate NOI and, accordingly, our NOI may not be comparable to all other REITs.

The following is a reconciliation of our Net Income Attributable to Common Shareholders to our NOI for the fiscal years ended September 30, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Net Income Attributable to Common Shareholders (1)	$11,026	$38,815	$22,942
Plus: Redemption of Preferred Stock	-0-	-0-	2,467
Plus: Preferred Dividends	18,774	17,191	14,862
Plus: General and Administrative Expenses	9,081	8,776	7,809
Plus: Acquisition Costs	-0-	-0-	179
Plus: Depreciation	43,020	36,176	29,635
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	2,870	2,391	1,825
Plus: Interest Expense, including Amortization of Financing Costs	36,912	32,350	25,754
Plus: Unrealized Holding Losses Arising During the Periods	24,680	-0-	-0-
Less: Dividend Income	(15,168)	(13,121)	(6,930)
Less: Gain on Sale of Securities Transactions	-0-	(111)	(2,312)
Less: Gain on Sale of Real Estate Investments	-0-	(7,485)	-0-
Less: Lease Termination Income	-0-	(210)	-0-
Net Operating Income – NOI	$131,195	$114,772	$96,231

(1)	Effective October 1, 2018 we adopted ASU 2016-01. This new accounting standard requires unrealized gains or losses on our securities investments to flow through our income statement. Periods shown here prior to October 1, 2018 do not include the effect of this accounting change and therefore Net Income Attributable to Common Shareholders between these periods are not comparable.

The components of our NOI for the fiscal years ended September 30, 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017

Rental Revenue	$132,524	$115,864	$97,660
Reimbursement Revenue	25,998	23,298	18,725
Total Rental and Reimbursement Revenue	158,522	139,162	116,385
Real Estate Taxes	(20,711)	(18,596)	(15,267)
Operating Expense	(6,616)	(5,794)	(4,887)
NOI	$131,195	$114,772	$96,231

NOI increased $16.4 million, or 14%, for the fiscal year ended September 30, 2019, as compared to the fiscal year ended September 30, 2018 and increased $18.5 million, or 19%, for the fiscal year ended September 30, 2018 as compared to the fiscal year ended September 30, 2017. The increase from fiscal year 2018 to 2019 was due to the additional income related to three industrial properties purchased during fiscal 2019 and the purchase of seven industrial properties during fiscal 2018. The increase from fiscal year 2017 to 2018 was due to the additional income related to seven industrial properties purchased during fiscal 2018 and the purchase of ten industrial properties during fiscal 2017.

For the fiscal years ended September 30, 2019, 2018 and 2017, gross revenue, which includes Rental Revenue, Reimbursement Revenue and Dividend Income totaled $173.7 million, $152.3 million and $123.3 million, respectively.

Subsequent to fiscal yearend 2019, on October 10, 2019, we purchased a newly constructed 616,000 square foot industrial building, situated on 78.6 acres, located in the Indianapolis, IN MSA. The building is 100% net-leased to Amazon.com Services, Inc. for 15 years through August 2034. The lease is guaranteed by Amazon.com, Inc. The purchase price was $81.5 million. We obtained an 18 year, fully-amortizing mortgage loan of $52.5 million at a fixed interest rate of 4.27%. Annual rental revenue over the remaining term of the lease averages $5.0 million.

The industrial property purchased thus far during fiscal 2020 increased our current total leasable square feet to 22.9 million.

In addition to the $81.5 million property purchased subsequent to our fiscal yearend, as described above, we have entered into agreements to purchase four, new build-to-suit, industrial buildings that are currently being developed in North Carolina, Ohio (2) and Utah, totaling 997,000 square feet. These future acquisitions have net-leased terms ranging from 10 to 15 years with a weighted average lease term of 14.2 years. The total purchase price for these four properties is $150.5 million. Three of these four properties, consisting of 844,000 square feet, or 85%, are leased to FDX or its subsidiaries. All four properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing three of these transactions during fiscal 2020 and one during early fiscal 2021. In connection with one of these four properties, we have entered into a commitment to obtain a 10 year, fully-amortizing mortgage loan of $9.4 million with a fixed interest rate of 3.47%.

During the three fiscal years ended September 30, 2019, 2018 and 2017, we completed a total of seven property expansions, consisting of three building expansions and four parking lot expansions. Three of the four parking lot expansions included the purchase of additional land. The three building expansions resulted in 220,000 additional square feet. Total costs for all seven property expansions were $21.0 million and resulted in total increased annual rent of $2.0 million. Six of these completed expansions resulted in new ten-year lease extensions and the one remaining completed expansion resulted in a new fifteen-year lease extension. The weighted average lease extension for these seven property expansions is 12.1 years.

Revenues also include Dividend Income and Gain on Sale of Securities Transactions. We hold a portfolio of marketable securities of other REITs with a fair value of $185.3 million as of September 30, 2019, representing 8.7% of our undepreciated assets (which is our total assets excluding accumulated depreciation). We opportunistically invest in marketable securities of other REITs. Historically, we have aimed to limit the size of our REIT securities portfolio to no more than approximately 10% of our undepreciated assets. As we announced earlier this year, it is now our goal to gradually reduce the size of our REIT securities portfolio to no more than 5% of our undepreciated assets. The implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. From time to time, we may purchase these securities on margin when there is an adequate yield spread. As of September 30, 2019, there were no amounts drawn down on our margin line and as of September 30, 2018, there was $26.6 million outstanding on the margin loan. As of September 30, 2019, our portfolio consisted primarily of 93% REIT common stocks and 7% REIT preferred stocks, all of which are listed on a national securities exchange. Our weighted average yield on the securities portfolio for fiscal 2019 was 8.5%. Dividend Income for fiscal 2019 was $15.1 million compared to $13.1 million for fiscal 2018. During fiscal 2019, we did not sell or redeem any securities and thus we did not realize any gains on sale of securities transactions. We have unrealized losses of $49.4 million in our REIT securities portfolio as of September 30, 2019. The dividends received from our securities investments continue to meet our expectations. We intend to hold these securities for investment on a long-term basis.

We had $20.2 million in Cash and Cash Equivalents and $185.3 million in REIT securities as of September 30, 2019. We believe that funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, proceeds from the Preferred Stock ATM Program, and proceeds from private placements and public offerings of additional common or preferred stock or other securities, will provide sufficient funds to adequately meet our obligations over the next several years.

We have a DRIP, in which participants can purchase our stock at a price that is approximately 95% of market value. Amounts received in connection with the DRIP (including dividend reinvestments of $16.9 million, $12.9 million and $10.1 million for fiscal years ended 2019, 2018 and 2017, respectively) were $74.0 million, $90.0 million and $91.9 million for fiscal years ended 2019, 2018 and 2017, respectively.

In October 2018, we completed a public offering of 9.2 million shares of our common stock (including the underwriters’ option to purchase 1.2 million additional shares) at a price of $15.00 per share, before underwriting discounts. This was our first common stock offering since 2014 and represented an 11.3% increase in our outstanding common shares. We received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of $132.3 million.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share, or our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $96.5 million. Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through September 30, 2019, we sold 5.5 million shares under these programs at a weighted average price of $24.81 per share, and generated net proceeds, after offering expenses, of $134.0 million, of which 2.4 million shares were sold during the fiscal year ended September 30, 2019 at a weighted average price of $24.49 per share, and generated net proceeds, after offering expenses, of $58.2 million. As of September 30, 2019, there is $59.8 million remaining that may be sold under the Preferred Stock ATM Program.

As of September 30, 2019, 13.9 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Industrial space demand is very closely correlated to Gross Domestic Product (GDP) growth. Despite ten years of unprecedented monetary stimulus, real annual GDP growth averaged less than 2.0% over this period. Economic growth has been strong this past year further increasing demand for industrial space. The most significant demand driver for modern industrial real estate continues to be ecommerce. Every year since the turn of the century, the percentage of goods purchased on-line has increased at an average 16% annual growth rate. Today, excluding food, fuel, and autos, approximately 19% of total retail sales have migrated from traditional store sales to on-line sales and we expect this growth in market share to continue. We expect these favorable trends for the industrial real estate sector to be a leading demand driver for the foreseeable future, as consumers continue to embrace the added efficiencies of on-line consumption. The strong financial position of our tenants, together with the long duration of our leases, provides for high quality, reliable income streams throughout the business cycle.

We intend to continue to increase our real estate investments in fiscal 2020 and 2021 through acquisitions and expansions of our properties. The growth of the real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing. Competition in the market areas in which we operate is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

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

We account for our property acquisitions as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized to real estate investments as part of the purchase price. In addition, acquisitions that do not meet the definition of a business combination are accounted for as asset acquisitions whereby the consideration incurred is allocated to the individual assets acquired on a relative fair value basis.

We conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable.

The following are examples of such events or changes in circumstances that would indicate to us that there may be an impairment of a property:

●	A non-renewal of a lease and subsequent move-out by the tenant;

●	A renewal of a lease at a significantly lower rent than a previous lease;

●	A significant decrease in the market value of a property;

●	A significant adverse change in the extent or manner in which a property is being used or in its physical condition;

●	A significant adverse change in legal factors or in the business climate that could affect the value of a property, including an adverse action or assessment by a regulator;

●	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a property;

●	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a property; or

●	A current expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

As part of our review of our property portfolio, we evaluated any properties with vacancy at September 30, 2019, which consists of 246,000 square feet representing 1.1% of our total rentable square feet. The discounted cash flows expected from a potential lease applicable to the vacant portion of these properties exceeded its historical net cost basis. We consider, on a quarterly basis, whether the marketed rent (advertised) or the market rent has decreased or if any additional indicators are present which would indicate a significant decrease in net cash flows. We may obtain an independent appraisal to assist in evaluating a potential impairment for a property if it has been vacant for several years. We have also considered the properties which had lease renewals at rental rates lower than the previous rental rates and noted that the sum of the new discounted cash flows expected for the renewed leases exceeded these properties’ historical net cost basis.

We reviewed our operating properties in light of the requirements of ASC 360-10 and determined that, as of September 30, 2019, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities. We opportunistically invest in marketable securities of other REITs. Historically, we have aimed to limit the size of our REIT securities portfolio to no more than approximately 10% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. As we announced earlier this year, it is now our goal to gradually reduce the size of our REIT securities portfolio to no more than 5% of our undepreciated assets. We continue to believe that our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our decision to reduce this threshold mainly stems from the implementation of accounting rule ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which took effect at the beginning of this fiscal year. This new rule requires that quarterly changes in the market value of our marketable securities flow through our Consolidated Statements of Income. The implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. Going forward, to achieve our threshold investment goal, we will continually evaluate opportunities to optimize our REIT securities portfolio. We individually review and evaluate our marketable securities for impairment on a quarterly basis, or when events or circumstances occur. We consider, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position.

We classify our securities among three categories: held-to-maturity, trading, and available-for-sale. Our securities at September 30, 2019 and 2018 are all classified as available-for-sale and are carried at fair value based on quoted market prices. Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for our fiscal year beginning October 1, 2018. The most significant change for us, once ASU 2016-01 was adopted, was the accounting treatment for our investments in marketable securities that are classified as available for sale. The accounting treatment used for our Consolidated Financial Statements through fiscal 2018 was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, effective October 1, 2018, these marketable securities continue to be measured at fair value, however, the changes in net unrealized holding gains and losses are now recognized through net income on our Consolidated Statements of Income. On October 1, 2018, unrealized net holding losses of $24.7 million were reclassed to beginning Undistributed Income (Loss) to recognize the unrealized losses previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets.

Revenue Recognition and Estimates

Rental revenue from tenants with leases having scheduled rental increases are recognized on a straight-line basis over the term of the lease. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred. The reimbursements are recognized and presented gross, as we are generally, the primary obligor and, with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and bear the associated credit risk. These occupancy charges are recognized as earned. In addition, an estimate is made with respect to whether a provision for allowance for doubtful tenant and other receivables is necessary. The allowance for doubtful accounts reflects management’s estimate of the amounts of the recorded tenant and other receivables at the balance sheet date that will not be realized from cash receipts in subsequent periods. If cash receipts in subsequent periods vary from our estimates, or if our tenants’ financial condition deteriorates as a result of operating difficulties, additional changes to the allowance may be required. We did not have an allowance for doubtful accounts as of September 30, 2019 or 2018.

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

Two leases were set to expire during fiscal 2018 with Kellogg Sales Company (Kellogg) for our 65,000 square foot facility located in Kansas City, MO through July 31, 2018 and our 50,000 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. On December 18, 2017, we sold our property, located in Kansas City, MO for $4.9 million, with net sale proceeds of $4.6 million, and on December 22, 2017, we sold our property, located in Orangeburg, NY for $6.2 million, with net sale proceeds of $5.9 million. The sale of these two properties resulted in a realized gain of $5.4 million, representing a 105% gain over the depreciated U.S. GAAP basis and a realized net gain of $1.8 million, representing a 21% net gain over our historic undepreciated cost basis. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

Only three of our 114 properties have leases that contain an early termination provision. These three properties contain 158,000 total rentable square feet, representing less than 1% of our total rentable square feet. Our leases with early termination provisions are our 36,000 square foot location in Urbandale (Des Moines), IA, our 39,000 square foot location in Rockford, IL, and our 83,000 square foot location in Roanoke, VA. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include: the date termination can be exercised, the time frame that notice must be given by the tenant to us and the termination fee that would be required to be paid by the tenant to us. The total potential termination fee to be paid to us from the three tenants with leases that have a termination provision amounts to $1.7 million.

Results of Operations

Occupancy and Rent per Occupied Square Foot

Our weighted-average lease expiration was 7.6 years and 8.1 years as of September 30, 2019 and 2018, respectively, and our average annualized rent per occupied square foot as of September 30, 2019 and 2018 was $6.20 and $6.01, respectively. At September 30, 2019 and 2018, our overall occupancy rate was 98.9% and 99.6%, respectively.

As of September 30, 2019, all but three of our improved properties were 100% occupied, resulting in a 98.9% overall occupancy rate. Subsequent to fiscal yearend 2019, effective November 1, 2019, we leased one of these previously vacant properties consisting of 60,000 square feet for 12.5 years, increasing our current overall occupancy rate to 99.2%.

Fiscal 2019 Renewals

In fiscal 2019, approximately 7% of our gross leasable area, representing 11 leases totaling 1.5 million square feet, was set to expire. Seven of these 11 leases have been renewed, representing 1.1 million square feet, or 76% of the expiring square footage and have a weighted average lease term of 7.2 years.

We have incurred or we expect to incur tenant improvement costs of $2.9 million and leasing commission costs of $1.4 million in connection with these seven lease renewals. The table below summarizes the lease terms of the seven leases which were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Somerset, NJ	Taco Bell	21,365	$4.68	$4.68	10/14/18	$5.15	$5.15	10/14/23	5.0	$-0-	$-0-
Carrollton (Dallas), TX	Carrier Enterprise	184,317	8.20	8.55	01/31/19	6.24	6.00	01/31/24	5.0	0.20	0.39
Lebanon (Cincinnati), OH	Siemens Real Estate	51,130	8.82	9.67	04/30/19	8.94	8.50	04/30/24	5.0	0.40	0.40
Hanahan (Charleston), SC	SAIC	302,400	4.67	5.03	04/30/19	5.54	5.25	10/31/23	4.5	0.75	0.33
Memphis, TN	FedEx Trade Networks	449,900	2.84	2.95	05/31/19	3.10	3.10	05/31/29	10.0	0.33	0.09
Jacksonville, FL	FedEx Express	95,883	5.40	5.40	05/31/19	5.59	5.59	05/31/29	10.0	0.17	0.11
Ridgeland (Jackson), MS	Graybar Electric	26,340	4.15	4.15	07/31/19	4.36	4.36	07/31/20	1.0	0.00	0.13
	Total	1,131,335

Weighted Average			$4.75	$4.99		$4.81	$4.67		7.2	$0.36	$0.18

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

These seven lease renewals resulted in a weighted average term of 7.2 years and a U.S. GAAP straight-line weighted average lease rate of $4.81 per square foot. The renewed weighted average initial cash rent per square foot is $4.67. This compares to the former weighted average rent of $4.75 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $4.99 per square foot, resulting in an increase in the weighted average lease rate of 1.3% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 6.4% on a cash basis.

Our 92,000 square foot facility located in the Charleston, SC MSA was leased to FedEx Ground Package System, Inc. and renewed for only four months, until November 30, 2018, because the tenant moved their operations to our newly constructed 265,000 square foot facility also located in Charleston, SC. The new 265,000 square foot facility is leased to FedEx Ground Package System, Inc. for 15 years through June 2033. Effective July 1, 2019, we entered into a new ten-year lease agreement with Amazon.com Services, Inc. through June 30, 2029 for our 92,000 square foot facility. Initial annual rent is $688,000, representing $7.50 per square foot, with 3.0% annual increases thereafter. This results in a U.S. GAAP straight-line annualized rent of $789,000, representing $8.60 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line rent and the former cash rent of $7.35 per square foot, resulting in an increase in the average lease rate of 17.0% on a U.S. GAAP straight-line basis and an increase of 2.0% on a cash basis. We have agreed to make certain improvements, including expanding the parking lot, which we expect to cost $1.75 million.

Our 96,000 square foot facility located in Liberty (Kansas City), MO was leased to Holland 1916, Inc. through June 30, 2019. In conjunction with terminating our lease with Holland 1916, Inc. two months early, effective May 1, 2019, we entered into a seven-year lease agreement with Dakota Bodies, LLC through April 30, 2026. Initial annual rent is $372,000, representing $3.85 per square foot, with 3.0% annual increases thereafter. This results in a U.S. GAAP straight-line annualized rent of $407,000, representing $4.21 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line rent of $3.46 per square foot and the former cash rent of $3.68 per square foot, resulting in an increase in the average lease rate of 21.7% on a U.S. GAAP straight-line basis and an increase of 4.6% on a cash basis.

Our 60,000 square foot facility located in Richmond, VA was leased to Carrier Enterprise, LLC through November 2018. Subsequent to the fiscal yearend, effective November 1, 2019, we entered into a new 12.5-year lease agreement with Locke Supply Co. through April 2032 for this facility. The lease agreement provides for six months of free rent, after which, on May 1, 2020, initial annual rent of $303,000, representing $5.05 per square foot will commence, with 2.0% annual increases thereafter, resulting in a U.S. GAAP straight-line annualized rent of $325,000, representing $5.42 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line rent of $5.36 per square foot and to the former cash rent of $5.45 per square foot, resulting in an increase in the average lease rate of 1.1% on a U.S. GAAP straight-line basis and a decrease of 7.3% on a cash basis. We have agreed to make certain improvements, which we expect to cost $175,000.

The seven lease renewals, along with the three properties that were re-tenanted, result in a weighted average term of 7.6 years and an increase in the weighted average lease rate of 3.7% on a U.S. GAAP straight-line basis and a decrease in the weighted average lease rate of 5.1% on a cash basis.

Our 105,000 square foot facility located in Cheektowaga (Buffalo), NY was leased to FedEx Ground Package System, Inc. until August 31, 2019. Prior to the lease expiring, the tenant informed us that they will not be renewing this space because they moved their operations to our recently constructed 339,000 square foot facility also located in the Buffalo, NY MSA. The recently constructed 339,000 square foot facility is leased to FedEx Ground Package System, Inc. for 15 years through March 2031. The lease for our 105,000 square foot facility is the only lease, of the 11 leases that were set to expire in fiscal 2019, that was not renewed or re-tenanted. This facility is currently being marketed and represents 7% of the fiscal 2019 expiring square footage and represents 0.5% of our current total gross leasable area.

On September 30, 2019, we had a weighted average lease maturity of 7.6 years with 7.9% of the weighted average gross annualized rent scheduled to expire each year and our overall occupancy rate of our total property portfolio was 98.9% and 99.6% as of September 30, 2019 and 2018, respectively.

Fiscal 2020 Renewals

In fiscal 2020, approximately 2% of our gross leasable area, representing five leases totaling 410,000 square feet, is set to expire. One of these five leases has been renewed for five years, representing 89,000 square feet, or 22% of the expiring square footage.

We have incurred or we expect to incur tenant improvement costs of $223,000 and leasing commission costs of $77,000 in connection with this lease renewal. The table below summarizes the lease term of the lease that was renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Elgin (Chicago), IL	Joseph T. Ryerson & Son, Inc.	89,052	$5.68	$5.68	1/31/20	$5.78	$5.50	1/31/25	5.0	$0.50	$0.17
	Total	89,052

Weighted Average			$5.68	$5.68		$5.78	$5.50		5.0	$0.50	$0.17

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

This lease renewal has a U.S. GAAP straight-line lease rate of $5.78 per square foot. The renewed initial cash rent per square foot is $5.50. This compares to the former rent of $5.68 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $5.68 per square foot, resulting in an increase of 1.8% on a U.S. GAAP straight-line basis and a decrease of 3.2% on a cash basis.

Acquisitions, Expansions and Dispositions During Fiscal 2019

Fiscal 2019 Acquisitions

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

Subsequent to 2019 fiscal yearend, on October 10, 2019, we purchased a newly constructed 616,000 square foot industrial building, situated on 78.6 acres, located in the Indianapolis, IN MSA. The building is 100% net-leased to Amazon.com Services, Inc. for 15 years through August 2034. The lease is guaranteed by Amazon.com, Inc. The purchase price was $81.5 million. We obtained an 18 year, fully-amortizing mortgage loan of $52.5 million at a fixed interest rate of 4.27%. Annual rental revenue over the remaining term of the lease averages $5.0 million.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation, Toyota Tsusho America, Inc’s parent, Toyota Tsusho Corporation and Amazon.com, Inc. are publicly-owned companies that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites.

Fiscal 2019 Expansions

In February 2019, we completed a 155,000 square foot building expansion at our property located in Monroe (Cincinnati), OH for a total project cost of $8.6 million. The expansion resulted in a new 15-year lease which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over the 15-year term. In connection with this expansion, we obtained a 10.6 year, fully-amortizing second mortgage loan of $7.0 million at a fixed interest rate of 3.85%. The maturity of the second mortgage loan coincides with the maturity of the property’s first fully-amortizing mortgage loan which is at a fixed interest rate of 3.77% and has a principal balance of $6.6 million as of the fiscal yearend.

Comparison of Year Ended September 30, 2019 to Year Ended September 30, 2018

The following tables summarize our rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category. For the purposes of the following discussion, Same Properties are properties owned as of October 1, 2017 that have not been subsequently expanded or sold.

Acquired Properties are properties that were acquired subsequent to September 30, 2017. Ten properties were acquired during fiscal 2019 and fiscal 2018. Acquired Properties include the properties located in Charleston, SC (FDX); Oklahoma City, OK; Savannah, GA; Daytona Beach, FL; Mobile, AL; Charleston, SC (FDX Ground) and Braselton (Atlanta), GA (all acquired in fiscal 2018) and Trenton, NJ; Savannah, GA and Lafayette, IN (all acquired in fiscal 2019).

During fiscal 2019 and 2018, there were three property expansions completed at the properties located in Indianapolis, IN; Ft. Mill, SC and Monroe (Cincinnati), OH. Expanded Properties include these properties that were expanded subsequent to September 30, 2017.

Sold Properties consists of four properties sold during fiscal 2018 located in Kansas City, MO; Orangeburg, NY; Colorado Springs, CO and Ft. Myers, FL.

As of September 30, 2019 and 2018, the overall occupancy rate of our total property portfolio was 98.9% and 99.6%, respectively.

Rental Revenues ($ in thousands)	2019	2018	$ Change	% Change
Same Properties	$103,074	$103,692	$(618)	(1)%
Acquired Properties	24,506	7,430	17,076	230%
Expanded Properties	4,944	4,168	776	19%
Sold Properties	-0-	574	(574)	(100)%
Total	$132,524	$115,864	$16,660	14%

The increase in rental revenues is mainly due to the increase from the newly Acquired Properties and Expanded Properties.

Reimbursement Revenues ($ in thousands)	2019	2018	$ Change	% Change
Same Properties	$22,891	$21,508	$1,383	6%
Acquired Properties	2,285	671	1,614	240%
Expanded Properties	822	764	58	8%
Sold Properties	-0-	355	(355)	(100)%
Total	$25,998	$23,298	$2,700	12%

Our single-tenant properties are subject to net leases, which require the tenants to absorb the real estate taxes, insurance and the majority of the repairs and maintenance. As such, we are reimbursed by the tenants for these expenses. Therefore, the increase in reimbursement revenues is offset by the increase in Real Estate Taxes and the increase in Operating Expenses, which includes insurance, repairs and maintenance and other operating expenses. In addition, the increase in reimbursement revenues is mainly due to the increase from the newly Acquired Properties. The increase in reimbursement revenues from Same Properties is due to the increase in Same Properties real estate taxes and operating expenses reimbursed to use from our tenants.

Real Estate Taxes ($ in thousands)	2019	2018	$ Change	% Change
Same Properties	$18,403	$17,363	$1,040	6%
Acquired Properties	1,521	291	1,230	422%
Expanded Properties	787	730	57	8%
Sold Properties	-0-	212	(212)	(100)%
Total	$20,711	$18,596	$2,115	11%

The increase in real estate taxes is mainly due to the newly Acquired Properties. The increase from Same Properties is mainly due to an increase in assessment values.

Operating Expenses ($ in thousands)	2019	2018	$ Change	% Change
Same Properties	$5,859	$5,312	$547	10%
Acquired Properties	683	294	389	132%
Expanded Properties	74	78	(4)	(6)%
Sold Properties	-0-	110	(110)	(100)%
Total	$6,616	$5,794	$822	14%

The increase in operating expenses is mainly due to the newly Acquired Properties.

Net Operating Income (NOI)* ($ in thousands)	2019	2018	$ Change	% Change
Same Properties	$101,702	$102,525	$(823)	(1)%
Acquired Properties	24,586	7,515	17,071	227%
Expanded Properties	4,907	4,125	782	19%
Sold Properties	-0-	607	(607)	(100)%
Total	$131,195	$114,772	$16,423	14%

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

Depreciation ($ in thousands)	2019	2018	$ Change	% Change
Same Properties	$32,422	$32,068	$354	1%
Acquired Properties	8,706	2,691	6,015	224%
Expanded Properties	1,390	1,221	169	14%
Sold Properties	-0-	38	(38)	(100)%
Corporate Office	502	158	344	218%
Total	$43,020	$36,176	$6,844	19%

The increase in depreciation expense is mainly due to the newly acquired properties.

Interest Expense, excluding Amortization of Financing Costs ($ in thousands)	2019	2018	$ Change	% Change
Same Properties	$20,691	$23,070	($2,379)	(10)%
Acquired Properties	9,038	2,365	6,673	282%
Expanded Properties	685	788	(103)	(13)%
Sold Properties	-0-	38	(38)	(100)%
Loans Payable	5,245	4,868	377	8%
Total	$35,659	$31,129	$4,530	15%

The increase in interest expense is mainly due to the acquisition of new properties. Interest expense for Same Properties decreased mainly due to the reduction in the outstanding fixed rate mortgage balance related to these properties. The outstanding fixed rate mortgage balance related to these properties was reduced mainly due to the payoff of five fixed rate mortgage loans totaling $12.5 million and regularly scheduled principal amortization payments made during fiscal 2019. In addition, the weighted average interest rate on our fixed rate debt decreased from 4.07% as of September 30, 2018 to 4.03% as of September 30, 2019.

General and Administrative Expenses

General and administrative expenses increased $305,000, or 3%, during fiscal 2019 as compared to fiscal 2018. The increase was primarily due to an increase in salaries and director fees which were due to a combination of increases in wage rates and headcount of employees and a combination of increases in director fees and headcount of directors. Additionally, there was an increase in stock compensation expense due to a grant of 385,000 shares to employees during fiscal 2019. General and administrative expenses, as a percentage of gross revenue, (which includes Rental Revenue, Reimbursement Revenue and Dividend Income), decreased by 10% to 5.2% for fiscal year 2019 from 5.8% for fiscal year 2018. General and administrative expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation), decreased by 7% to 43 basis points from 46 basis points for the fiscal years 2019 and 2018, respectively.

Dividend Income

Dividend Income increased $2.0 million, or 16%, during fiscal 2019 as compared to fiscal 2018. This is mainly due to the higher average carrying value of the REIT securities portfolio during the fiscal year ended September 30, 2019 as compared to during the fiscal year ended September 30, 2018. This increase was partially offset by a decrease in the weighted average yield of 8.5% during fiscal 2019 as compared to 9.5% for fiscal 2018.

Realized Gain on Sales of Securities Transactions, net

We did not have any sales of Securities during fiscal 2019. Realized gain on sales of securities transactions, net consisted of the following (in thousands):

	2019	2018
Gross realized gains	$-0-	$112
Gross realized losses	-0-	(1)
Total Realized Gain on Sales of Securities Transactions, net	$-0-	$111

We had an accumulated net unrealized loss on our securities portfolio of $49.4 million as of September 30, 2019.

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

Sold Properties consists of four properties sold during fiscal 2018 located in Kansas City, MO; Orangeburg, NY; Colorado Springs, CO and Ft. Myers, FL and one property sold during fiscal 2017 located in White Bear Lake (Minneapolis/St. Paul), MN.

As of September 30, 2018 and 2017, the occupancy rates of our total property portfolio were 99.6% and 99.3%, respectively.

Rental Revenues ($ in thousands)	2018	2017	$ Change	% Change
Same Properties	$84,577	$84,905	$(328)	0%
Acquired Properties	26,493	7,086	19,407	274%
Expanded Properties	4,221	4,046	175	4%
Sold Properties	573	1,623	(1,050)	(65)%
Total	$115,864	$97,660	$18,204	19%

The increase in rental revenues is mainly due to the increase from the newly Acquired Properties and Expanded Properties.

Reimbursement Revenues ($ in thousands)	2018	2017	$ Change	% Change
Same Properties	$19,056	$17,260	$1,796	10%
Acquired Properties	3,049	285	2,764	969%
Expanded Properties	838	751	87	12%
Sold Properties	355	429	(74)	(17)%
Total	$23,298	$18,725	$4,573	24%

Our single-tenant properties are subject to net leases, which require the tenants to absorb the real estate taxes, insurance and the majority of the repairs and maintenance. As such, we are reimbursed by the tenants for these expenses. Therefore, the increase in reimbursement revenues is offset by the increase in Real Estate Taxes and the increase in Operating Expenses, which includes insurance, repairs and maintenance and other operating expenses. In addition, the increase in reimbursement revenues is mainly due to the increase from the newly Acquired Properties. The increase in reimbursement revenues from Same Properties is due to the increase in Same Properties real estate taxes and operating expenses reimbursed to us from our tenants.

Real Estate Taxes ($ in thousands)	2018	2017	$ Change	% Change
Same Properties	$15,275	$14,022	$1,253	9%
Acquired Properties	2,314	183	2,131	1164%
Expanded Properties	795	710	85	12%
Sold Properties	212	352	(140)	(40)%
Total	$18,596	$15,267	$3,329	22%

The increase in real estate taxes is mainly due to the newly Acquired Properties. The increase from Same Properties is mainly due to an increase in assessment values.

Operating Expenses ($ in thousands)	2018	2017	$ Change	% Change
Same Properties	$4,791	$4,410	$381	9%
Acquired Properties	789	125	664	532%
Expanded Properties	104	88	16	18%
Sold Properties	110	264	(154)	(59)%
Total	$5,794	$4,887	$907	19%

The increase in operating expenses is mainly due to the newly Acquired Properties.

Net Operating Income (NOI)* ($ in thousands)	2018	2017	$ Change	% Change
Same Properties	$83,567	$83,734	$(167)	0%
Acquired Properties	26,438	7,064	19,374	274%
Expanded Properties	4,160	3,998	162	4%
Sold Properties	607	1,435	(828)	(58)%
Total	$114,772	$96,231	$18,541	19%

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

Depreciation ($ in thousands)	2018	2017	$ Change	% Change
Same Properties	$25,537	$25,450	$87	0%
Acquired Properties	9,223	2,400	6,823	284%
Expanded Properties	1,219	1,158	61	5%
Sold Properties	39	470	(431)	(92)%
Corporate Office	158	157	1	0%
Total	$36,176	$29,635	$6,541	22%

The increase in depreciation expense is mainly due to the newly acquired properties.

Interest Expense, excluding Amortization of Financing Costs ($ in thousands)	2018	2017	$ Change	% Change
Same Properties	$16,344	$19,033	$(2,689)	(14)%
Acquired Properties	9,369	2,156	7,213	334%
Expanded Properties	509	588	(79)	(13)%
Sold Properties	38	144	(106)	(73)%
Loans Payable	4,869	2,599	2,270	87%
Total	$31,129	$24,520	$6,609	27%

The increase in interest expense is mainly due to the acquisition of new properties. Interest expense for Same Properties decreased mainly due to the reduction in the outstanding fixed rate mortgage balance related to these properties. The outstanding fixed rate mortgage balance related to these properties was reduced mainly due to the payoff of five fixed rate mortgage loans totaling $12.5 million and regularly scheduled principal amortization payments made during fiscal 2018. In addition, the weighted average interest rate on our fixed rate debt decreased from 4.18% as of September 30, 2017 to 4.07% as of September 30, 2018.

Acquisition Costs

Acquisition costs that were expensed in the Consolidated Statement of Income decreased $179,000, or 100% during fiscal 2018 as compared to fiscal 2017. As a result of adopting ASU 2017-01, effective as of April 1, 2017, as permitted under the standard, we no longer account for our property acquisitions as business combinations and instead we account for our property acquisitions as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized to real estate investments as part of the purchase price as opposed to being expensed as Acquisition Costs under the accounting treatment for business combinations previously used. Therefore, as of April 1, 2017, we no longer expensed any Acquisition Costs.

General and Administrative Expenses

General and administrative expenses increased $967,000, or 12%, during fiscal 2018 as compared to fiscal 2017. The increase was primarily due to an increase in salaries and director fees which were due to a combination of increases in wage rates and headcount of employees and a combination of increases in director fees and headcount of directors. General and administrative expenses, as a percentage of gross revenue, (which includes Rental Revenue, Reimbursement Revenue and Dividend Income), decreased by 8% to 5.8% for fiscal year 2018 from 6.3% for fiscal year 2017. General and administrative expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation), decreased by 4% to 46 basis points from 48 basis points for the fiscal years 2018 and 2017, respectively.

Dividend Income

Dividend Income increased $6.2 million, or 89%, during fiscal 2018 as compared to fiscal 2017. This is mainly due to the higher average carrying value of the REIT securities portfolio during the fiscal year ended September 30, 2018 as compared to during the fiscal year ended September 30, 2017. In addition, the REIT securities portfolio earned a higher weighted average yield of 9.5% during fiscal 2018 as compared to 7.7% for fiscal 2017.

Realized Gain on Sales of Securities Transactions, net

Realized gain on sales of securities transactions, net consisted of the following (in thousands):

	2018	2017
Gross realized gains	$112	$2,321
Gross realized losses	(1)	(9)
Total Realized Gain on Sales of Securities Transactions, net	$111	$2,312

We had an accumulated net unrealized loss on our securities portfolio of $24.7 million as of September 30, 2018.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2019 (in thousands):

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Mortgage Notes Payable	$752,916	$53,394	$132,876	$125,533	$441,113
Interest on Mortgage Notes Payable	201,310	29,380	51,341	40,461	80,128
Loans Payable	95,000	95,000	-0-	-0-	-0-
Interest on Loans Payable	3,553	3,553	-0-	-0-	-0-
Purchase of Properties	232,016	159,572	72,444	-0-	-0-
Operating Lease Obligation	4,489	274	847	881	2,487
Retirement Benefits	550	50	-0-	-0-	500
Total	$1,289,834	$341,223	$257,508	$166,875	$524,228

Mortgage notes payable represents the principal amounts outstanding by scheduled maturity as of September 30, 2019. Interest is payable on these mortgages at fixed rates ranging from 3.45% to 6.875%, with a weighted average interest rate of 4.03%. As of September 30, 2019, the weighted average loan maturity of the mortgage notes payable is 11.3 years. This compares to a weighted average interest rate of 4.07% as of September 30, 2018 and a weighted average loan maturity of the mortgage notes payable of 11.7 years as of September 30, 2018. The Mortgage Notes Payable in the above table does not include one 18 year, fully-amortizing mortgage loan of $52.5 million at a fixed interest rate of 4.27%, which was obtained subsequent to the 2019 fiscal yearend in connection with the purchase of one property for $81.5 million. The cost of this acquisition, purchased subsequent to yearend, is included in the Purchase of Properties in the above table.

As of September 30, 2019, Loans Payable represented $95.0 million drawn down on our $200.0 million unsecured line of credit facility (the “Old Facility”). As further described below, subsequent to the fiscal yearend 2019, the Old Facility was replaced by a new facility (the “New Facility”) consisting of a $225.0 million unsecured line of credit facility (the “New Revolver”) and a new $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the New Revolver and the Term Loan of $300.0 million. In addition, the New Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions.  The Old Facility was originally set to mature in September 2020 with a one-year extension at our option (subject to various conditions as specified in the loan agreement). During the fiscal year ended September 30, 2019, we had net paydowns of $65.0 million under the Old Facility. Availability under the Old Facility was limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties was determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Effective in March 2018, the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 7.0% to 6.5%, thus increasing the value of the borrowing base properties under the terms of the Old Facility. Borrowings under the Old Facility, at our election, either i) bore interest at LIBOR plus 140 basis points to 220 basis points, depending on our leverage ratio, or ii) bore interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on our leverage ratio. Our borrowings as of September 30, 2019, based on our leverage ratio as of September 30, 2019, bore interest at LIBOR plus 170 basis points, which was at an interest rate of 3.74% as of September 30, 2019. In addition, we had a $100.0 million accordion feature, bringing the total potential availability under the Old Facility (subject to various conditions as specified in the loan agreement) up to $300.0 million.

The $225.0 million New Revolver matures in January 2024, with two options to extend for additional six-month periods, at our option and has a $100.0 million accordion feature, bringing the total potential availability under the New Revolver (subject to various conditions as specified in the loan agreement) up to $325.0 million. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the Old Facility to 6.25% under the New Facility, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the New Revolver was lowered and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the New Revolver at LIBOR plus 145 basis points, which results in an interest rate of 3.21%. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan, at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%. We currently have $10.0 million drawn down under the New Revolver and $75.0 million outstanding under the Term Loan.

The contractual obligation for the Interest on Loans Payable amount is determined using an interest rate of 3.74% on the amount drawn down on the Old Facility of $95.0 million.

Purchase of properties represents commitments to purchase five industrial properties totaling 1.6 million square feet. One of the five properties, amounting to $81.5 million and 616,000 square feet, was acquired subsequent to our fiscal yearend on October 10, 2019. We expect to close on the four remaining properties, amounting to $150.5 million and 997,000 square feet, during fiscal 2020 and 2021, subject to satisfactory completion of due diligence and other customary closing conditions and requirements.

Operating lease obligation represents the lease for our current 13,000 square foot corporate office located in Holmdel, NJ which is leased through December 2029.

Retirement Benefits of $550,000 represent the total future amount to be paid, on an undiscounted basis, relating to one executive officer, Mr. Eugene W. Landy, the Founder and Chairman of the Board. These benefits are based upon a specific employment agreement. The agreement does not require us to separately fund the obligation and therefore these amounts will be paid from our general assets. We have accrued these benefits on a present value basis over the term of the employment agreement.

Liquidity and Capital Resources

We operate as a REIT deriving our income primarily from real estate rental operations. Our shareholders’ equity increased from $797.9 million as of September 30, 2018 to $1.0 billion as of September 30, 2019, due to the issuance of 5.6 million shares of common stock in the amount of $74.0 million through the DRIP, stock compensation expense of $784,000, exercise of stock options consisting of 65,000 shares for total proceeds of $567,000, Net Income Attributable to Common Shareholders of $11.0 million and the issuance of 2.4 million shares of our 6.125% Series C Cumulative Redeemable Preferred Stock issued in connection with the Preferred Stock ATM Program, net of offering costs in the amount of $58.2 million. The increases were partially offset by payments of cash distributions paid to common shareholders of $63.7 million and the net increase in unrealized loss on investments of $24.7 million. See further discussion below.

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

As of September 30, 2019, we had $20.2 million in Cash and Cash Equivalents and $185.3 million in marketable securities. In addition, as of September 30, 2019, we had $105.0 million available under our Facility. The Facility provides for up to $200.0 million in available borrowings with a $100.0 million accordion feature, bringing the total potential availability up to $300.0 million, subject to certain conditions.

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

In October 2018, we completed a public offering of 9.2 million shares of our common stock (including the underwriters’ option to purchase 1.2 million additional shares) at a price of $15.00 per share, before underwriting discounts. This was our first common stock offering since 2014 and represented an 11.3% increase in our outstanding common shares. We received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of $132.3 million.

As of September 30, 2019, we owned 114 properties, of which 59 are subject to mortgages. Currently, we have a New Facility consisting of a $225.0 million New Revolver and a $75.0 million Term Loan, resulting in the total potential availability under both the New Revolver and the Term Loan of $300.0 million. In addition, the New Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. We currently have $10.0 million drawn down under the New Revolver and $75.0 million outstanding under the Term Loan.

We also use margin loans from time to time for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. At September 30, 2019, there were no amounts drawn down under the margin loan and as of September 30, 2018 there was $26.6 million drawn down under the margin loan. The interest rate charged on the margin loans is the bank’s margin rate and was 2.50% and 2.75% as of September 30, 2019 and 2018, respectively, and is currently at 2.25%. The margin loans are due on demand and are collateralized by our securities portfolio. We must maintain a coverage ratio of approximately 50%.

Our focus is on real estate investments. We have historically financed purchases of real estate primarily through long-term, fixed rate, amortizing mortgages.

During fiscal 2019, we purchased three industrial properties totaling 824,000 square feet with net-leased terms ranging from 10 to 14 years resulting in a weighted average lease maturity of 11.6 years. All three properties are leased to investment-grade tenants or their subsidiaries, of which, 474,000 square feet, or 58%, is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation (FDX). The aggregate purchase price for the three properties was $138.6 million. These properties are located in Georgia, Indiana and New Jersey. These three properties are expected to generate annualized rental income over the life of their leases of $8.8 million. In connection with the three properties acquired during the 2019 fiscal year, we entered into three, 15 year fully-amortizing mortgage loans. The three mortgage loans originally totaled $89.5 million with a weighted average interest rate of 4.21%.

During fiscal 2019, we completed a 155,000 square foot building expansion at our property located in Monroe (Cincinnati), OH for a total project cost of $8.6 million. The expansion resulted in a new 15-year lease which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over the 15-year term. In connection with this expansion, we obtained a 10.6 year, fully-amortizing second mortgage loan of $7.0 million at a fixed interest rate of 3.85%. The maturity of the second mortgage loan coincides with the maturity of the property’s first fully-amortizing mortgage loan which is at a fixed interest rate of 3.77% and has a principal balance of $6.6 million as of the fiscal yearend.

Subsequent to fiscal yearend 2019, on October 10, 2019, we purchased a newly constructed 616,000 square foot industrial building, situated on 78.6 acres, located in the Indianapolis, IN MSA. The building is 100% net-leased to Amazon.com Services, Inc. for 15 years through August 2034. The lease is guaranteed by Amazon.com, Inc. The purchase price was $81.5 million. We obtained an 18 year, fully-amortizing mortgage loan of $52.5 million at a fixed interest rate of 4.27%. Annual rental revenue over the remaining term of the lease averages $5.0 million.

The industrial property purchased thus far during fiscal 2020 increased our current total leasable square feet to 22.9 million.

In addition to the $81.5 million property purchased subsequent to our fiscal yearend, as described above, we have entered into agreements to purchase four, new build-to-suit, industrial buildings that are currently being developed in North Carolina, Ohio (2) and Utah, totaling 997,000 square feet. These future acquisitions have net-leased terms ranging from 10 to 15 years with a weighted average lease term of 14.2 years. The total purchase price for these four properties is $150.5 million. Three of these four properties, consisting of 844,000 square feet, or 85%, are leased to FDX or its subsidiaries. All four properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing three of these transactions during fiscal 2020 and one during early fiscal 2021. In connection with one of these four properties, we have entered into a commitment to obtain a 10 year, fully-amortizing mortgage loan of $9.4 million with a fixed interest rate of 3.47%. We may have additional acquisitions and expansions in fiscal 2020 and fiscal 2021, and the funds for these acquisitions may come from funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), proceeds from the Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program), and proceeds from private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

We also invest in marketable securities of other REITs as a proxy for real estate when more favorable risk adjusted returns are not available, for liquidity, and for additional income. Historically, we have aimed to limit the size of our REIT securities portfolio to no more than approximately 10% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. As we announced earlier this year, it is now our goal to gradually reduce the size of our REIT securities portfolio to no more than 5% of our undepreciated assets. During fiscal 2019, our securities portfolio increased $30.3 million, due to purchases of $55.0 million offset by the increase in the net unrealized loss of $24.7 million. In addition, during fiscal 2019 our securities portfolio earned dividend income of $15.1 million. In general, we may borrow up to 50% of the value of the marketable securities, which was $185.3 million as of September 30, 2019. As of September 30, 2019, we did not have any borrowings under our margin line.

Cash flows provided by operating activities were $101.6 million, $85.5 million and $73.9 million for fiscal years ended September 30, 2019, 2018 and 2017, respectively. The increase in cash flows provided from operating activities from fiscal 2018 to fiscal 2019 and from fiscal 2017 to fiscal 2018 is primarily due to the increased income generated from acquisitions of properties and expanded operations.

Cash flows used in investing activities were $214.5 million, $332.5 million and $339.1 million for fiscal years ended September 30, 2019, 2018 and 2017, respectively. Cash flows used in investing activities in fiscal 2019 decreased as compared to 2018 due mainly to a decrease in the purchase of real estate and purchase of securities available for sale. Cash flows used in investing activities in fiscal 2018 decreased as compared to 2017 due mainly to a decrease in the purchase of real estate and purchase of securities available for sale. This decrease was offset by an increase in proceeds from the sale of real estate from the four properties that were sold during fiscal 2018.

Cash flows provided by financing activities were $123.7 million, $246.1 million and $179.7 million for fiscal years ended September 30, 2019, 2018 and 2017, respectively. Cash flows from financing activities decreased in fiscal 2019 as compared to 2018 mainly due to net repayments of $26.6 million on the margin loan, net repayments on the Facility of $65.0 million and a reduction in proceeds from mortgages. This decrease was offset by proceeds from a common stock offering of $132.3 million that was completed in October 2018 and an increase in proceeds from the Preferred Stock ATM program. Cash flows from financing activities increased in fiscal 2018 as compared to 2017 mainly due to net proceeds of $66.5 million from loans payable and net draws from the Facility of $50.0 million. In addition, we paid cash dividends (net of reinvestments), of $46.9 million, $40.7 million and $36.2 million for fiscal 2019, 2018 and 2017, respectively.

As of September 30, 2019, we had total assets of $1.9 billion and liabilities of $860.9 million. Our total debt to total market capitalization as of September 30, 2019 and 2018 was 33% and 35%, respectively. Our net debt (net of cash and cash equivalents) to total market capitalization as of September 30, 2019 and 2018 was 32% and 35%, respectively. Our net debt, less securities (net of cash and cash equivalents and net of securities) to total market capitalization as of September 30, 2019 and 2018 was 25% and 29%, respectively. We believe that we have the ability to meet our obligations and to generate funds for new investments.

We have a DRIP, in which participants can purchase our stock at a price of approximately 95% of market value. Amounts received in connection with the DRIP, (including dividend reinvestments of $16.9 million, $12.9 million and $10.1 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively) were $74.0 million, $90.0 million and $91.9 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

During fiscal 2019, we paid total distributions to holders of our common stock of $63.7 million, or $0.68 per common share. Of the dividends paid, $16.9 million was reinvested pursuant to the terms of the DRIP, representing a 26% participation rate. On October 1, 2019, our Board of Directors approved a cash dividend of $0.17 per share, to be paid on December 16, 2019, to common shareholders of record at the close of business on November 15, 2019, which represents an annualized common dividend rate of $0.68 per share. We intend to pay these distributions from cash flows from operations.

We have maintained or increased our common stock cash dividend for 28 consecutive years. On October 1, 2015, our Board of Directors approved an increase in our quarterly common stock cash dividend from $0.15 per share to $0.16 per share representing a 6.7% increase in our quarterly cash dividend. Then again, most recently, on October 2, 2017, our Board of Directors approved an increase in our quarterly common stock cash dividend from $0.16 per share to $0.17 per share, representing a 6.3% increase in our quarterly cash dividend. These two dividend raises represent a total increase of 13%.

In October 2018, we completed a public offering of 9.2 million shares of our common stock (including the underwriters’ option to purchase 1.2 million additional shares) at a price of $15.00 per share, before underwriting discounts. This was our first common stock offering since 2014 and represented an 11.3% increase in our outstanding common shares. We received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of $132.3 million.

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

During fiscal 2019, we paid $18.5 million in preferred stock dividends and accrued $309,000 of preferred stock dividends.

On March 9, 2017, we issued 3.0 million shares of our 6.125% Series C Preferred Stock, liquidation preference of $25.00 per share, at a public offering price of $24.50 per share, for gross proceeds of $73.5 million, before deducting the underwriting discount and offering expenses. Net proceeds from the offering, after deducting underwriting discounts and other offering expenses, were $71.0 million. On June 7, 2017, we used $57.5 million of the net proceeds from the offering to redeem all of our 2.3 million issued and outstanding shares of our 7.875% Series B Preferred Stock.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share, or our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $96.5 million. Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through September 30, 2019, we sold 5.5 million shares under these programs at a weighted average price of $24.81 per share, and generated net proceeds, after offering expenses, of $134.0 million, of which 2.4 million shares were sold during the fiscal year ended September 30, 2019 at a weighted average price of $24.49 per share, and generated net proceeds, after offering expenses, of $58.2 million. As of September 30, 2019, there is $59.8 million remaining that may be sold under the Preferred Stock ATM Program.

As of September 30, 2019, 13.9 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

We are required to pay cumulative dividends on our 6.125% Series C Preferred Stock in the amount of $1.53125 per share per year, which is equivalent to 6.125% of the $25.00 liquidation value per share. As of September 30, 2019, we have a total of 13.9 million shares of 6.125% Series C Preferred Stock outstanding, representing an aggregate liquidation preference of $347.7 million.

During the year ended September 30, 2019, stock options to purchase 65,000 shares were exercised at an exercise price of $8.72 per share for total proceeds of $567,000.

On an ongoing basis, we fund capital expenditures, primarily to maintain our properties. These expenditures may also include expansions as requested by tenants, or various tenant improvements on properties which are re-tenanted. The amounts of these expenditures can vary from year to year depending on the age of the properties, tenant negotiations, market conditions and lease turnover. Our 114 properties, totaling 22.3 million square feet, have a weighted average building age, based on the square footage of our buildings, of 9.2 years.

During the three fiscal years ended September 30, 2019, 2018 and 2017, we completed a total of seven property expansions, consisting of three building expansions and four parking lot expansions. Three of the four parking lot expansions included the purchase of additional land. The three building expansions resulted in 220,000 additional square feet. Total costs for all seven property expansions were $21.0 million and resulted in total increased annual rent of $2.0 million. Six of these completed expansions resulted in new ten-year lease extensions and the one remaining completed expansion resulted in a new fifteen-year lease extension. The weighted average lease extension for these seven property expansions is 12.1 years.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for our fiscal year beginning October 1, 2018. The most significant change for us, once ASU 2016-01 was adopted, was the accounting treatment for our investments in marketable securities that are classified as available for sale. The accounting treatment used for our Consolidated Financial Statements through Fiscal 2018 was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, effective October 1, 2018, these marketable securities continue to be measured at fair value, however, the changes in net unrealized holding gains and losses are now recognized through net income on our Consolidated Statements of Income. On October 1, 2018, unrealized net holding losses of $24.7 million were reclassed to beginning Undistributed Income (Loss) to recognize the unrealized losses previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessee and lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The most significant changes related to lessor accounting under ASU 2016-02 include bifurcating revenue into lease and non-lease components and the new standard’s narrow definition of initial direct costs for leases. Since our revenue is primarily derived from leasing activities from long-term net-leases and since we previously did not capitalize indirect costs for leases, we continue to account for our leases and related leasing costs in substantially the same manner as we previously did prior to the adoption of the ASU 2016-02 on October 1, 2019. In addition, the guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. Therefore, the most significant impact for us is the recognition of our corporate office lease, while accounting where we are the lessor remains substantially the same. Upon adoption, we calculated the asset and lease liability equal to the present value of the minimum lease payments due under our corporate office lease and determined that the asset and lease liability was immaterial to our Consolidated Financial Statements. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendment in ASU 2018-10 affects narrow aspects of the guidance issued earlier in ASU 2016-02 by removing certain inconsistencies and providing additional clarification related to the guidance issued earlier. In December 2018, the FASB issued ASU 2018-20 “Narrow-Scope Improvements for Lessors.” Similar to ASU 2018-10, 2018-20 affects narrow aspects of the guidance issued earlier in ASU 2016-02 as well by providing additional clarification related to the guidance issued earlier. The most significant changes related to lessor accounting under ASU 2018-20 is the clarification of how to treat payments made by a lessee directly to a third party, such as real estate taxes paid by the lessee directly to the taxing authority, whereby items paid directly by the lessee to a third party should not be reflected in the lessors income statement and, thus, should not be bifurcated and included in revenue and operating expenses. A majority of our reimbursable expenses are paid by us and are billed back to our lessees. Therefore, these reimbursable expenses will continue to be presented separately by bifurcating these revenue and expense items in our Consolidated Statements of Income. We adopted these standards effective October 1, 2019 and the adoption of these standards did not have a significant impact on our consolidated financial statements and related disclosures. The only effect the adoption of these standards had on our consolidated financial statements and related disclosures effective October 1, 2019 are instances where certain types of payments are made by a lessee directly to a third party whereas these payments are no longer presented on a gross basis in our Consolidated Statements of Income, which have an immaterial effect on our reported revenue and net zero effect on our Net Income Attributable to Common Shareholders.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.” The FASB issued further guidance in ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Therefore, we adopted the standard effective October 1, 2018. Our revenue is primarily derived from leasing activities and historically our property dispositions have been cash sales with no contingencies and no future involvement in the property. Since this standard applies to all contracts with customers except those that are within the scope of other guidance, such as leases, the adoption of this standard did not have a significant impact on our consolidated financial statements and related disclosures.

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

As of September 30, 2019, $752.9 million of our long-term debt bears a fixed weighted average interest rate of 4.03%. Therefore, changes in market interest rates affect the fair value of these instruments. As of September 30, 2019, our variable rate debt consists of $95.0 million drawn down on the Facility. If market rates of interest on our variable rate debt increased or decreased by 1%, then the annual increase or decrease in interest costs on our variable rate debt would be $950,000 and the increase or decrease in the fair value of our fixed rate debt as of September 30, 2019 would be $33.0 million.

The following table sets forth information as of September 30, 2019, concerning our long-term debt obligations, including principal payments by scheduled maturity, weighted average interest rates and estimated fair value (in thousands):

	Mortgage Notes Payable			Loans Payable
		Weighted			Weighted
Fiscal Year		Average			Average
Ending September 30,	Carrying Value	Interest Rate	Fair Value	Carrying Value	Interest Rate	Fair Value
2020	$243	5.52%		$95,000	3.74%
2021	584	6.50%		-0-
2022	27,639	5.22%		-0-
2023	2,882	3.95%		-0-
2024	32,255	3.96%		-0-
Thereafter	689,313	3.99%		-0-
Total	$752,916	4.03%	$769,259	$95,000	3.74%	$95,000

The $95.0 million Loans Payable in the table above represents the amount drawn down under our $200.0 million Old Facility. As further described below, subsequent to the fiscal yearend 2019, the Old Facility was replaced by a New Facility consisting of a $225.0 million New Revolver and a new $75.0 million Term Loan, resulting in the total potential availability under both the New Revolver and the Term Loan of $300.0 million. In addition, the New Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The Old Facility was originally set to mature in September 2020 with a one-year extension at our option (subject to various conditions as specified in the loan agreement). During the fiscal year ended September 30, 2019, we had net paydowns of $65.0 million under the Old Facility. Availability under the Old Facility was limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties was determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Effective in March 2018, the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 7.0% to 6.5%, thus increasing the value of the borrowing base properties under the terms of the Old Facility. Borrowings under the Old Facility, at our election, either i) bore interest at LIBOR plus 140 basis points to 220 basis points, depending on our leverage ratio, or ii) bore interest at BMO’s prime lending rate plus 40 basis points to 120 basis points, depending on our leverage ratio. Our borrowings as of September 30, 2019, based on our leverage ratio as of September 30, 2019, bore interest at LIBOR plus 170 basis points, which was at an interest rate of 3.74% as of September 30, 2019. In addition, we had a $100.0 million accordion feature, bringing the total potential availability under the Old Facility (subject to various conditions as specified in the loan agreement) up to $300.0 million.

The $225.0 million New Revolver matures in January 2024, with two options to extend for additional six-month periods, at our option and has a $100.0 million accordion feature, bringing the total potential availability under the New Revolver (subject to various conditions as specified in the loan agreement) up to $325.0 million. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the Old Facility to 6.25% under the New Facility, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the New Revolver was lowered and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the New Revolver at LIBOR plus 145 basis points, which results in an interest rate of 3.21%. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan, at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%. We currently have $10.0 million drawn down under the New Revolver and $75.0 million outstanding under the Term Loan.

We also invest in marketable securities of other REITs and we are primarily exposed to market price risk from adverse changes in market rates and conditions. Historically, we have aimed to limit the size of our REIT securities portfolio to no more than approximately 10% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. As we announced earlier this year, it is now our goal to gradually reduce the size of our REIT securities portfolio to no more than 5% of our undepreciated assets. All securities are classified as available for sale and are carried at fair value. We also use margin loans from time to time for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. The margin loans are due on demand and are collateralized by our securities portfolio. In general, we may borrow up to 50% of the value of the marketable securities. At September 30, 2019, there was no amount drawn down under the margin loan and as of September 30, 2018 there was $26.6 million outstanding under the margin loan. The interest rate on the margin account is the bank’s margin rate and was 2.50% and 2.75% as of September 30, 2019 and 2018, respectively, and is currently at 2.25%. The value of the marketable securities was $185.3 million as of September 30, 2019, representing 8.7% of our undepreciated assets (which is our total assets excluding accumulated depreciation).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Part IV, Item 15 (a) (1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED (in thousands)

FISCAL 2019	12/31/18	3/31/19	6/30/19	9/30/19
Rental and Reimbursement Revenue	$39,147	$39,306	$39,472	$40,597
Total Expenses	19,825	20,490	20,646	21,337
Unrealized Holding Gains (Losses) Arising During the Periods (1)	(42,627)	15,568	(11,609)	13,988
Other Income (Expense) (1)	(47,264)	9,485	(17,198)	8,554
Income from Operations	(27,943)	28,301	1,628	27,814
Income from Operations per diluted share	$(0.31)	$0.30	$0.02	$0.29
Net Income (Loss) (1)	(27,943)	28,301	1,628	27,814
Net Income per diluted share (1)	$(0.31)	$0.30	$0.02	$0.29
Net Income Attributable to Common Shareholders (1)	(32,364)	23,821	(3,121)	22,690
Net Income Attributable to Common Shareholders per diluted share (1)	$(0.36)	$0.26	$(0.03)	$0.24

FISCAL 2018	12/31/17	3/31/18	6/30/18	9/30/18
Rental and Reimbursement Revenue	$33,465	$34,344	$34,736	$36,617
Lease Termination Income	210	-0-	-0-	-0-
Total Expenses	16,991	17,643	17,611	19,488
Unrealized Holding Gains (Losses) Arising During the Periods (1)	-0-	-0-	-0-	-0-
Other Income (Expense)	(4,442)	(5,056)	(4,651)	(4,969)
Income from Operations	12,242	11,645	12,474	12,160
Income from Operations per diluted share	$0.16	$0.15	$0.16	$0.15
Gain on Sale of Real Estate Investment	5,388	-0-	2,097	-0-
Net Income	17,630	11,645	14,571	12,160
Net Income per diluted share	$0.23	$0.15	$0.18	$0.15
Net Income Attributable to Common Shareholders	13,313	7,397	10,323	7,782
Net Income Attributable to Common Shareholders per diluted share	$0.17	$0.10	$0.13	$0.10

(1)	Effective October 1, 2018 we adopted ASU 2016-01. This new accounting standard requires unrealized gains or losses on our securities investments to flow through our income statement. Periods shown here prior to October 1, 2018 do not include the effect of this accounting change and therefore Net Income Attributable to Common Shareholders between these periods are not comparable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or any disagreements with, our independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended September 30, 2019 and 2018.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management assessed our internal control over financial reporting as of September 30, 2019. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2019.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Monmouth Real Estate Investment Corporation

Opinion on Internal Control over Financial Reporting

We have audited Monmouth Real Estate Investment Corporation’s (the “Company”) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2019, and our report dated November 25, 2019, expressed an unqualified opinion thereon.

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

November 25, 2019

New York, New York

(d) Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting during our fourth fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our Directors and Executive Officers as of September 30, 2019:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class (1)
Kiernan Conway	57	Independent Director. (2) Director of Research and Corporate Engagement of the Alabama Center for Real Estate, and Chief Economist of the CCIM (Certified Commercial Investment Member) Institute (2017-present). Prior Senior Vice-President of Credit Risk Management for Sun Trust in Atlanta, GA (2014-2017). U.S. Chief Economist for Colliers International (2010-2014). Prior affiliations with Federal Reserve in Atlanta, GA, South Trust Bank, Cushman and Wakefield, Equitable Real Estate, Wells Fargo Bank and Deloitte and Touche. Mr. Conway’s extensive experience as an economist with expertise in real estate, real estate finance and logistics are the primary reasons, among others, why Mr. Conway was selected to serve on our Board.	2018	II

Daniel D. Cronheim	65

Independent Director. (2) Attorney at Law (1979 to present). Certified Property Manager (2010 to present) from Institute of Real Estate Management (“IREM”). President (2000 to present) of David Cronheim Mortgage Corp., a privately-owned real estate investment bank. Executive Vice President (1997 to present) of Cronheim Management Services, Inc., a real estate management firm. Executive Committee (2012 to present), Secretary-Treasurer (2013-2015), Vice-President 2015-2016), and President (2016 to present) of IREM Chapter One (New Jersey). Member and instructor of the New Jersey State Bar Association Land Use Committee (2014 to present) and Legislative subcommittee chair (2018 to present). Mr. Cronheim’s extensive experience in real estate management and the mortgage industry is the primary reason, among others, why Mr. Cronheim was selected to serve on our Board.

			1989	I
Catherine B. Elflein	58	Independent Director. (2) Certified Public Accountant. Senior Director – Risk Management (2006 to present) at Celgene Corporation, a biopharmaceutical company; Controller of Captive Insurance Companies (2004 to 2006) and Director – Treasury Operations (1998 to 2004) at Celanese Corporation. Ms. Elflein’s extensive experience in accounting, finance and risk management is the primary reason, among others, why Ms. Elflein was selected to serve on our Board.	2007	III

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class (1)
Brian H. Haimm	50	Lead Independent Director. (2) Chief Financial Officer and Chief Operating Officer (2006 to present) of Ascend Capital Group International, LLC, a private equity firm. Mr. Haimm’s extensive experience in accounting, finance and the real estate industry is the primary reason, among others, why Mr. Haimm was selected to serve on our Board.	2013	II
Neal Herstik	60	Independent Director. (2) Attorney at Law, Gross, Truss & Herstik, PC (1997 to present). Mr. Herstik’s extensive legal experience and experience in the real estate industry is the primary reason, among others, why Mr. Herstik was selected to serve on our Board.	2004	II

Matthew I. Hirsch	60	Independent Director. (2) Attorney at Law (1985 to present), Law Office of Matthew I. Hirsch; Adjunct Professor of Law, Delaware Law School of Widener University (1993 to present). For UMH Properties, Inc. (UMH), a related company, Director (2013 to present). Mr. Hirsch’s experience with real estate transactions, legal issues relating to real estate and the real estate industry is the primary reason, among others, why Mr. Hirsch was selected to serve on our Board.	2000	II
Eugene W. Landy	85	Founder and Chairman of the Board (1968 to present), and Executive Director. President and Chief Executive Officer (1968 to April 2013). Attorney at Law. Chairman of the Board (1995 to present). For UMH Properties, Inc., a related company, Founder and Chairman of the Board (1969 to present), and President (1969 to 1995). As our Founder and Chairman, Mr. Landy’s unparalleled experience in real estate investing is the primary reason, among others, why Mr. Landy was selected to serve on our Board.	1968	III

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class (1)
Michael P. Landy	57

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

			2007	III
Samuel A. Landy	59	Director. Attorney at Law. For UMH Properties, Inc., a related company, President and Chief Executive Officer (1995 to present), Vice President (1991 to 1995) and Director (1992 to present). Mr. Landy’s extensive experience in real estate investment and REIT leadership is the primary reason, among others, why Mr. Landy was selected to serve on our Board.	1989	III
Kevin S. Miller	50	Chief Financial Officer (July 2012 to present) and Chief Accounting Officer (May 2012 to present) and Executive Director. Certified Public Accountant. Assistant Controller and Assistant Vice-President (2005 to May 2012) of Forest City Ratner, a real estate developer, owner and operator and a wholly-owned subsidiary of a publicly-held company, Forest City Realty Trust, Inc. Mr. Miller’s extensive experience in accounting, finance and the real estate industry is the primary reason, among others, why Mr. Miller was selected to serve on our Board.	2017	I
Allison Nagelberg	54

General Counsel (2000 to present). Attorney at Law (1989 to present). Ms. Nagelberg also has a Master of Business Administration in Finance. Ms. Nagelberg is a member of the Rutgers Center for Real Estate Advisory Board (2017 to present).

			N/A	N/A

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class (1)
Gregory T. Otto	31

Independent Director. (2) Chief Strategy Officer of Seabury Maritime, LLC (September 2019 to present); Maritime Professional (2011 to present) with experiences in maritime trade, logistics, and security. Consultant for Entegra Systems (2018 to present), focused on maritime business and security services. Previously employed with Paul F. Richardson & Associates in a similar capacity (2015 to 2017). Port Operations Coordinator and Ship’s Officer for Maersk Line (2011 to 2014). Lieutenant in the U.S. Naval Reserves (2011 to present), specializing in maritime intelligence. Mr. Otto’s experience in global commerce, intermodal logistics and security matters is the primary reason, among others, why Mr. Otto was selected to serve on our Board.

			2017	I
Scott L. Robinson	49	Independent Director. (2) Managing Director, Oberon Securities (2013 to present); Clinical Professor of Finance and Director of The REIT Center at New York University (2008 to present); Director (July 2018 to present) and Chairman of the Board (July 2019 to present), Full Stack Modular; Managing Partner, Cadence Capital Group (2009 to 2013); Vice President, Citigroup (2006 to 2008); Senior REIT and CMBS analyst (1998 to 2006), Standard & Poor’s. Mr. Robinson’s extensive experience in real estate finance and investment is the primary reason, among others, why Mr. Robinson was selected to serve on our Board.	2005	I

Stephen B. Wolgin	65	Independent Director. (2) Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New Jersey. Prior Partner with the Logan Asset Backed Fund, LP (2007 to 2017). Prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis. For UMH Properties, Inc., a related company, Director (2007 to present). Mr. Wolgin’s extensive experience in real estate finance and investment are the primary reasons, among others, why Mr. Wolgin was selected to serve on our Board.	2003	II

(1)	Class I, II, and III Directors have terms expiring at the annual meetings of our shareholders to be held in 2022, 2020 and 2021, respectively, and when their respective successors are duly elected and qualify.
(2)	Independent within the meaning of applicable New York Stock Exchange listing standards and SEC rules.

All officers serve at the pleasure of the Board of Directors, subject to the rights, if any, of any officer under any employment contract. Officers are elected by the Board of Directors annually and as may be appropriate to fill a vacancy in an office.

Our Board is currently approximately 70% independent.

Family Relationships

There are no family relationships between any of the directors or executive officers, with the exception of Samuel A. Landy and Michael P. Landy who are the sons of our Founder, Eugene W. Landy, who is the Chairman of the Board and an Executive Director.

Audit Committee

We have a separately-designated standing audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act, whose members are Brian H. Haimm (Chairman), Catherine B. Elflein, Gregory T. Otto, Matthew I. Hirsch and Scott L. Robinson. Our Board has determined that Brian H. Haimm, Catherine B. Elflein and Scott L. Robinson are audit committee financial experts and that all members of the audit committee are independent as required by the listing standards of the NYSE. The Audit Committee operates under the Audit Committee Charter, which can be found at our website at www.mreic.reit. The charter is reviewed annually for adequacy.

The Audit Committee oversees a cybersecurity subcommittee (the “Cybersecurity Subcommittee”), which operates under the Cybersecurity Subcommittee Charter, which can be found at our website at www.mreic.reit. The charter is reviewed annually for adequacy. The members of the Cybersecurity Subcommittee are Gregory T. Otto (Chairman) and Catherine B. Elflein.

Compensation Committee

We have a separately-designated standing compensation committee (the “Compensation Committee”), consisting of three of our independent directors: Brian H. Haimm (Chairman), Matthew I. Hirsch and Gregory T. Otto. Our Board has determined that all members of the Compensation Committee are independent as required by the listing standards of the NYSE. The Compensation Committee operates under the Compensation Committee Charter, which can be found at our website at www.mreic.reit. The Compensation Committee charter is reviewed annually for adequacy. The role of the Compensation Committee is discussed in greater detail below in the section on Executive Compensation.

Nominating and Corporate Governance Committee

We have a separately-designated standing nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”), consisting of three of our independent directors: Matthew I. Hirsch (Chairman), Gregory T. Otto and Scott L. Robinson. Our Board has determined that all members of the Nominating and Corporate Governance Committee are independent as required by the listing standards of the NYSE. The Nominating and Corporate Governance Committee operates under the Nominating and Corporate Governance Committee charter, which can be found at our website at www.mreic.reit. The Nominating and Corporate Governance Committee charter is reviewed annually for adequacy. Among its other responsibilities, the Nominating and Corporate Governance Committee identifies and evaluates candidates to be nominated as directors, which may include candidates put forward by shareholders. Qualifications considered by the Nominating and Corporate Governance Committee in evaluating nominees include, but are not limited to, a candidate’s judgment, skill, experience with businesses and organizations comparable to the Company, the interplay of the candidate’s experience with the experience of other Board members, the candidate’s independence according to the rules of the New York Stock Exchange, diversity, and the extent to which the candidate would be a desirable addition to the Board and any of its committees.

Delinquent Section 16(a) Reports

There have been no delinquent filings pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

We have adopted the Code of Business Conduct and Ethics applicable to our Chief Executive Officer and Chief Financial Officer, as well as our other officers, directors and employees (Code of Ethics). The Code of Ethics can be found at our website at www.mreic.reit. The Code of Ethics is also available in print to any person without charge who requests a copy by writing or telephoning us at the following address and telephone number: Monmouth Real Estate Investment Corporation, Attention: Stockholder Relations, Bell Works, 101 Crawfords Corner Road, Suite 1405, Holmdel, New Jersey 07733, (732) 577-9996. We will satisfy any disclosure requirements under Item 5.05(c) of Form 8-K regarding a waiver from any provision of the Code of Ethics for principal officers or directors by disclosing the nature of such amendment of waiver on our website at www.mreic.reit.

Corporate Governance Materials

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Sustainability Report and the charters for the Audit Committee, Cybersecurity Subcommittee, Compensation Committee and Nominating and Corporate Governance Committee are published on the Corporate Governance page of the Investor Relations section on our website at www.mreic.reit. We have also adopted a Commitment to Environment and Society and our Vendor Code of Conduct available on the Investor Relations section of our website at www.mreic.reit. We are not including the other information contained on, or available through, our website as a part of, or incorporating such information by reference into, this 10-K. .

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

Since 1968, we have delivered consistent and reliable returns for our shareholders. Over the last 12 years, we have outperformed the MSCI US REIT Index by a wide margin of over two times. Our total shareholder return (TSR) over the last 12 fiscal years through September 30, 2019 was 264%, as compared to 115% for the MSCI US REIT Index during the same period. TSR includes both dividends reinvested and stock price appreciation. Historically, REIT dividends have accounted for approximately 65% of total shareholder return. We believe that it is essential that dividends be factored into evaluating a REIT’s economic performance. Our dividend has proven to be very reliable because our industrial properties are predominantly subject to long-term net leases to investment-grade tenants or their subsidiaries. On October 1, 2015, our Board of Directors approved a 6.7% increase in our quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. This represented an annualized dividend rate of $0.64 per share. On October 2, 2017, our Board of Directors approved a 6.3% increase in our quarterly common stock dividend, raising it to $0.17 per share from $0.16 per share. This represents an annualized dividend rate of $0.68 per share. These two dividend raises represent a total increase of 13%. We have maintained or increased our common stock cash dividend for 28 consecutive years. We are one of the few REITs that maintained our dividend throughout the Global Financial Crisis. We are also one of the few REITs that is paying out a higher per share dividend today than prior to the Global Financial Crisis.

The following table highlights important aspects of our executive compensation program, which promote good governance and serve the interests of our shareholders.

Highlights

Cash bonus program for Chairman, CEO and CFO tied to objective financial performance goals

Total executive compensation for our Named Executive Officers is within the lowest range (25th percentile), of the 2019 Compensation Survey published by NAREIT, within the REIT industry for REITs with comparable data. We considered comparable data of Industrial REITs, of REITs with $1.5 billion to $3.0 billion in market capitalization and of REITs with less than 75 employees.

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

No excessive perquisites or other benefits

No repricing or buyout of stock options

No excise tax gross-ups

Average total Director compensation is approximately half of the average total director compensation of Comparable REITs (as defined below)

The following charts illustrate our outperformance over a 12-year period as compared to the S&P 500 Index and the MSCI US REIT Index for the same period:

The following chart illustrates our growth in capital structure over the last five years:

Compensation Philosophy and Objectives

The Committee believes that a well-designed compensation program should align the interests of the Named Executive Officers with the interests of our shareholders, and that a significant part of the executives’ compensation, over the long term, should be dependent upon the value created for shareholders. In addition, all executives should be held accountable through their compensation for our performance and compensation levels should reflect the executives’ individual performance in an effort to encourage increased individual contributions to our performance. This compensation philosophy, as reflected in our employment agreements with our executives and the overall compensation program, is designed to motivate our executives to focus on operating results and create long-term shareholder value by:

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

The Committee believes that the salaries and bonuses in our executive employment agreements are consistent with the Committee’s philosophy and objectives.

The Committee believes that each of the above factors is important when determining compensation levels for Named Executive Officers. The Committee reviews and approves the employment contracts for the Chairman of the Board, the President and Chief Executive Officer and the other Named Executive Officers, and reviews and approves the performance goals and objectives applicable to their performance-based compensation. The Committee annually evaluates the performance of the Named Executive Officers in light of those goals and objectives. The Committee considers our performance, relative shareholder return, the total compensation provided to comparable officers at similarly situated companies, and compensation earned by the Named Executive Officers in prior years.

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

Historically, the Committee has used the annual Compensation Survey published by NAREIT (Survey) as a guide to setting compensation levels. Total executive compensation paid by us fell within the lowest range (25th percentile) within the REIT industry for REITs with comparable data based upon the 2019 Compensation Survey published by NAREIT. Participant company data is not presented within the Survey in a manner that specifically identifies any named individual or company. This Survey details compensation by position type and company size with statistical salary and bonus information for each position. The subsets presented in the Survey which the Committee also uses for comparison purposes are the industrial property sector, entities with a total market capitalization between $1.5 billion and $3.0 billion and entities with less than 75 full-time employees. The Committee compares our salary and bonus amounts to the ranges presented in this Survey for reasonableness.

Role of Executive Officers in Compensation Decisions

The Committee makes all final compensation decisions with respect to our chief executive officer and recommends to the Board all compensation decisions with respect to our Named Executive Officers. The Chairman of the Board and the President and Chief Executive Officer review the performance of the other Named Executive Officers and then present their conclusions and recommendations to the Committee with respect to base salary adjustments, annual cash bonuses and stock options or restricted stock awards. The Committee exercises its own discretion in modifying and implementing any recommended adjustments or awards but does consider the recommendations from management who work closely with the other Named Executive Officers.

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

Role of Employment Agreements in Determining Executive Compensation

Each of our currently employed Named Executive Officers is a party to an employment agreement. These agreements establish the base salaries, bonuses and customary fringe benefits for each Named Executive Officer. The employment agreements also provide for certain severance benefits in the event the Named Executive Officer’s employment is terminated. The employment agreements also provide for certain severance benefits in the event of a change in control and to alleviate the financial impact of termination of employment, through base salary and health benefit continuation, with the intention of providing for a stable work environment. In considering new or amended employment agreements with our named executive officers, the Committee determines the events upon which severance is payable under the employment agreements with each Named Executive Officer are appropriate in light of the size of the potential payments and the goal of retaining a stable executive team in the event of a change of control. In determining initial compensation, as incorporated into the employment agreements, the Committee considers all elements of a Named Executive Officer’s total compensation package in comparison to current market practices and other benefits. In reviewing and setting compensation for the Named Executive Officers, the Committee takes the terms of the employment agreements into consideration.

Shareholder Advisory Vote

One way to determine if our compensation program reflects the interests of shareholders is through their non-binding advisory vote on our executive compensation practices. At the Annual Meeting of Shareholders held on May 16, 2019, approximately 78% of votes cast were voted in favor of our Say-On-Pay proposal, which we believe affirms our shareholders’ support of our approach to our executive compensation program.

We provide our shareholders with the opportunity to vote annually on the advisory approval of the compensation of our Named Executive Officers (Say-on-Pay proposal). The Committee will continue to consider the outcome of our Say-on-Pay proposals when making future compensation decisions for our Named Executive Officers.

Engagement of Compensation Consultant

Pursuant to its charter, the Committee is authorized to retain the services of an executive compensation advisor, in its discretion, to assist with the establishment and review of our compensation programs and related policies. In August 2017, the Committee engaged FPL Associates (FPL) to provide additional market-based compensation data and to advise on industry trends and best practices. In order to help the Committee fairly evaluate our executive compensation in light of our relative economic performance, FPL prepared for the Committee a peer group of REITs with similar total capitalization, ranging between $1.4 billion and $4.0 billion (approximately 0.7x-2.0x Monmouth’s total capitalization at that time), and/or REITs that operate within the industrial REIT sector and with whom we compete for executive employees.

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

Elements of Executive Officer Compensation

In addition to its determination of the Named Executives’ individual performance levels for fiscal 2019, the Committee compared the Named Executives’ total compensation for 2019 to that within the REIT industry in the Survey described above. For fiscal 2019, total executive compensation for our Named Executive Officers is within the lowest range (25th percentile), of the 2019 Compensation Survey published by NAREIT, within the REIT industry for REITs with comparable data. We considered comparable data of Industrial REITs, of REITs with $1.5 billion to $3.0 billion in market capitalization and of REITs with less than 75 employees. Our executive compensation structure includes the following objectives and core features:

Base Salaries

Base salaries are the principal fixed component of a Named Executive Officer’s compensation and are paid for performance of ongoing day-to-day job responsibilities throughout the year. In order to compete for and retain talented executives who are critical to our long-term success, the Committee has determined that the base salaries of Named Executive Officers should approximate those of executives of other equity REITs that compete with us for employees, investors and business, while also taking into account the Named Executive Officers’ performance and tenure, and our performance relative to the performance reported for companies in the industrial property sector, REITs with total market capitalization between $1.5 billion and $3.0 billion and REITs with less than 75 full-time employees within the REIT industry in the Survey described above.

Bonuses

Performance-based Cash Bonus Awards

In addition to the provisions for base salaries under the terms of their employment agreements and discretionary cash bonuses awarded by the Committee in recognition of individual accomplishments and achievements, the Chairman of the Board, President and Chief Executive Officer and the Chief Financial and Accounting Officer are entitled to receive annual cash bonuses for each year during the terms of each respective employment agreement provided certain performance goals set by the Committee as described below are achieved.

For the Chairman of the Board:

Growth in market cap	7.5%	12.5%	20%
Bonus	$20,000	$45,000	$90,000

Growth in FFO/share	7.5%	12.5%	20%
Bonus	$20,000	$45,000	$90,000

Growth in dividend/share	5%	10%	15%
Bonus	$30,000	$60,000	$120,000

Maximum Bonus Potential	$300,000

For the President and Chief Executive Officer:

Growth in market cap		10%	15%	20%
Bonus		$40,000	$60,000	$80,000

Growth in AFFO/share	5%	10%	15%	20%
Bonus (1)	$50,000	$75,000	$100,000	$150,000

Growth in dividend/share	5%	10%	15%
Bonus	$150,000	$200,000	$250,000

Maximum Bonus Potential	$480,000

(1)       Provided that FFO is equal to or in excess of the dividend

For the Chief Financial and Accounting Officer:

Growth in market cap		10%	15%	20%
Bonus		$20,000	$30,000	$40,000

Growth in AFFO/share	5%	10%	15%	20%
Bonus (1)	$25,000	$37,500	$50,000	$75,000

Growth in dividend/share	5%	10%	15%
Bonus	$75,000	$100,000	$125,000

Maximum Bonus Potential	$240,000

(1)        Provided that FFO is equal to or in excess of the dividend

None of the performance goals were met for fiscal 2019 for our Chairman of the Board, President and Chief Executive Officer and Chief Financial and Accounting Officer.

Discretionary Cash Bonus Awards

The Committee considers discretionary cash bonuses for the Chairman of the Board and the President and Chief Executive Officer annually. Discretionary cash bonuses awarded to the other Named Executive Officers are based on recommendations made annually by the Chairman of the Board and the President and Chief Executive Officer, which are then considered and approved by the Committee in its discretion. The Committee believes that short-term rewards in the form of discretionary cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and our performance and the performance of the individual, which may include comparing such individual’s performance to that in the preceding year, reviewing the breadth and nature of the senior executive’s responsibilities and valuing special contributions by each such individual. In evaluating our performance annually, for purposes of discretionary cash bonuses, the Committee considers a variety of factors, including, among others, Funds From Operations (FFO), Adjusted Funds From Operations (AFFO), net income, growth in asset size, amount of space under lease and total return to shareholders. We consider FFO to be an important measure of an equity REIT’s operating performance and have adopted the definition suggested by NAREIT, which defines FFO to mean net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property and unrealized gains and losses from our investments in marketable securities, plus real estate related depreciation and amortization. We define AFFO as FFO plus acquisition costs and costs associated with the Redemption of Preferred Stock less recurring capital expenditures and excluding the following: lease termination income, gains or losses on securities transactions, stock-based compensation expense, amortization of financing and leasing commission costs, depreciation of corporate office tenant improvements, straight-line rent adjustments and non-recurring other expense. We consider FFO and AFFO to be meaningful additional measures of operating performance, primarily because they exclude the assumption that the value of our real estate assets diminishes predictably over time and because industry analysts have accepted these as performance measures.

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

In setting discretionary bonuses for fiscal 2019, the Committee considered the performance of the Chairman of the Board and the President and Chief Executive Officer and received the recommendations from the Chairman of the Board and the President and Chief Executive Officer for the discretionary cash bonuses to be awarded to the other Named Executive Officers. The Committee also considered management’s report on our progress toward our fiscal 2019 achievements in financial performance and strategic growth, and the role of each Named Executive Officer in delivering these achievements:

Financial Performance

●	Growth in Net Income: Excluding all non-cash unrealized losses and realized gains, our Net Income Attributable to Common Shareholders for fiscal 2019 increased 14% over the prior year.

●	Growth in Gross Revenue: Increased Gross Revenue for fiscal 2019 by 14% to $173.7 million.

●	Growth in Net Operating Income (NOI)*: Increased NOI for fiscal 2019 by 14% to $131.2 million.

●	Improved Balance Sheet: Continued to strengthen our already strong balance sheet as evidenced by our reduced Net Debt to Adjusted EBITDA to 5.9x as of the current fiscal yearend from 7.1x as of the prior fiscal yearend and reduced our Net Debt to Undepreciated Book Capitalization to 39.0% as of fiscal yearend 2019 from 46.7% as of fiscal yearend 2018. Our weighted average debt maturity for our fixed-rate debt remained in excess of 11 years.

●	Enhanced Borrowing Capacity: Increased our unencumbered assets during the 2019 fiscal year, allowing us, subsequent to the 2019 fiscal yearend, to replace our existing $200.0 million unsecured line of credit facility with a new $225.0 million unsecured line of credit facility and a new $75.0 million term loan, increasing our borrowing capacity, extending the term and reducing our borrowing rates.

●	Maintained Conservative Dividend Payout Ratio: Despite issuing 9.2 million common shares, representing 11.3% of our outstanding common shares at the time of issuance, Adjusted Funds From Operation (AFFO)* per diluted share for fiscal 2019 remained relatively unchanged resulting in a low 80% Dividend to AFFO payout ratio.

●	Reduced General and Administrative Expense as a Percentage of Revenue and Assets: G&A expenses as a percentage of Gross Revenue decreased by 10% to 5.2% and G&A expenses as a percentage of Undepreciated Assets decreased by 7% to 43 basis points for fiscal 2019.

Portfolio Growth

●	Property Acquisitions: Located and acquired three, brand new, Class A industrial properties for $138.6 million in fiscal 2019, totaling 824,000 square feet, without placing undue burden on liquidity. All three properties are leased to Investment Grade tenants or their subsidiaries.

●	Property Expansions: Completed one 155,000 square foot building expansion during the fiscal year ended September 30, 2019, totaling $8.6 million, generating $821,000 in additional rental revenue and extending the lease maturity 15 years from the date of completion.

●	Growth in Gross Leasable Area: Achieved 5% year over year growth in gross leasable area for fiscal 2019, with 22.3 million total rentable square feet as of September 30, 2019.

●	Strong Tenant Occupancy: Achieved 98.9% overall occupancy rate as of September 30, 2019.

●	Commitments to Acquire Property: Entered into agreements to acquire five, brand new, Class A industrial properties in fiscal 2019, totaling 1.6 million square feet for a total cost of $232.0 million, of which one $81.5 million property was acquired subsequent to fiscal yearend 2019.

Capital Markets Activity

●	Public Offering: Raised $132.3 million from our first common stock offering since 2014 with 9.2 million shares at $15.00 per share, representing 11.3% of our outstanding shares at the time of the offering.

●	At-The-Market Transaction: Since inception through September 30, 2019, sold 5.5 million shares of our 6.125% Series C preferred stock under our Preferred Stock At-The-Market Sales Agreement Program at a weighted average price of $24.81 per share, and generated net proceeds, after offering expenses, of $134.0 million, of which 2.4 million shares were sold during the fiscal year ended 2019 at a weighted average price of $24.49 per share, and generated net proceeds, after offering expenses, of $58.2 million.

●	Capital Raising through DRIP: Raised $74.0 million through our Dividend Reinvestment and Stock Purchase Plan (DRIP) during fiscal 2019.

*NOI and AFFO are non-GAAP performance measures. See Financial Information on pages 30-31 for a discussion of our non-GAAP performance measures.

After considering our progress towards our fiscal 2019 financial performance and strategic growth achievements, as outlined above, as well as the individual performance of the Chairman of the Board, the President and Chief Executive Officer and the other Named Executive Officers, and the recommendations of the Chairman of the Board and the President and Chief Executive Officer as to the other Named Executive Officers, the Committee established the individual discretionary cash bonuses for the Named Executive Officers based on our overall performance and the Named Executive Officers’ individual contributions to these accomplishments. Other factors considered in determining individual bonus amounts included the Named Executive Officers’ responsibilities and years of service. During fiscal 2019, the Chairman of the Board received discretionary cash bonuses of $80,000, the President and Chief Executive Officer received discretionary cash bonuses of $105,000, the Chief Financial and Accounting Officer received discretionary cash bonuses of $105,000 and the General Counsel received discretionary cash bonuses of $80,000.

Stock Options and Restricted Stock

The employment agreement for the Chairman of the Board states that he will receive options to purchase 65,000 shares of stock annually. The employment agreements for the President and Chief Executive Officer and for the Chief Financial and Accounting Officer states that they will be entitled to equity awards of restricted stock (25,000 shares for the President and Chief Executive Officer and 12,500 shares for the Chief Financial and Accounting Officer) each year based on achievement of performance objectives as determined by the Committee including, but not limited to, AFFO per share growth, acquisitions and total return performance. In addition, the Committee has the discretion to make additional awards of stock options and restricted stock for outstanding performance.

For the other Named Executive Officers, the Chairman of the Board and the President and Chief Executive Officer make a recommendation to the Committee for specific stock options or restricted stock grants. In making its decisions, the Committee does not use an established formula or focus on a specific performance target. The Committee recognizes that often outside forces beyond the control of management, such as economic conditions, changing leasing and real estate markets and other factors, may contribute to less favorable near-term results even when sound strategic decisions have been made by the senior executives to position Monmouth for longer term profitability. Thus, the Committee also attempts to identify whether the senior executives are exercising the kind of judgment and making the types of decisions that will lead to future growth and enhanced asset value, even if the same are difficult to measure on a current basis. For example, in determining appropriate stock option and restricted stock awards, the Committee considers, among other matters, whether the senior executives have executed strategies that will provide adequate funding or appropriate borrowing capacity for future growth, whether acquisition and leasing strategies have been developed to ensure a future stream of reliable and increasing revenues for Monmouth, whether the selection of properties, tenants and tenant mix evidence appropriate risk management, including risks associated with real estate markets and tenant credit, and whether the administration of staff size and compensation appropriately balances our current and projected operating requirements with the need to effectively control overhead costs, while continuing to grow the enterprise. The only equity awards that were made to Named Executive Officers during fiscal 2019 were those paid to our Chairman of the Board, the President and Chief Executive Officer, the Chief Financial and Accounting Officer and the General Counsel as shown in Summary Compensation Table below and as awarded to Named Executive Officers who are also directors as part of our Director Compensation Plan. In addition, the Committee approved an extension of the exercise period with respect to 40,000 of the 65,000 shares that Mr. Eugene Landy had the option to acquire at an exercise price of $8.72 per share pursuant to an equity award granted to Mr. Eugene Landy in fiscal 2011, from January 3, 2019, to February 28, 2019.

Other Personal Benefits

The Named Executive Officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive, as well as spouse and dependents where applicable, in all our sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on terms no less favorable than applicable to any other executive; and supplemental disability insurance, at our cost. Attributed costs of the personal benefits described above for the Named Executive Officers for the fiscal year ended September 30, 2019, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

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

Evaluation

In evaluating Mr. Eugene W. Landy’s, Mr. Michael P. Landy’s and Mr. Kevin S. Miller’s eligibility for annual cash bonuses, the Committee used the bonus schedule included in their respective Amended Employment Agreements as a guide and, in considering discretionary cash bonuses for all Named Executive Officers, considered the factors detailed above under the heading “Bonuses.”

The Committee also reviewed the progress made by Mr. Michael P. Landy, President and Chief Executive Officer, as well as his contributions toward the progress that we had made that enabled us to reach the achievements discussed under “Financial Performance” above. Mr. Landy is employed under an employment agreement with us. His base compensation under this contract was increased effective October 1, 2016 to $750,000 and will increase by 5% each year through fiscal 2021. The amended employment agreement has an initial term of five years and is renewed automatically for a new five-year term on the first day of each calendar quarter after the effective date unless otherwise terminated, and contains provisions for continuation of salary payments through the expiration of the term of the agreement upon any termination of Mr. Landy’s employment. Upon execution of the amended employment agreement in January 2016, Mr. Landy received a cash signing bonus of $400,000 in recognition of the substantial progress that we have made under his leadership. During 2016, when considering the new employment agreement and signing bonus, the Compensation Committee took into account the transformative changes the Company has enjoyed over the past several years, which include the Company’s total market capitalization growing more than three-fold since fiscal 2010, and the company’s total assets nearly tripling as well since that time, while the Company’s general and administrative expenses only doubled over this period. Since fiscal 2010 through fiscal 2019, our total market capitalization has grown by approximately 5.0x and our total assets have grown by approximately 4.0x, while our G&A expenses increased by only 2.3x over this period.

All Named Executive Officers were awarded their respective compensation based on their respective Employment Agreements and the many contributions that they have made towards our progress, as further detailed above, under the heading “Financial Performance”. The Committee also considered the recommendations of the Chairman of the Board and the President and Chief Executive Officer concerning the other Named Executive Officers’ annual salaries, bonuses, and fringe benefits.

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

For purposes of determining compliance with these ownership guidelines (other than the holding period for vested equity compensation), the value of each director’s or officer’s stock holdings will be calculated based on the closing price of a share of our common stock on the last trading day of our fiscal year, which was $14.41 on September 30, 2019. Shares owned by a director or officer include: shares owned outright by the director or officer or by his or her immediate family members residing in the same household; shares held in trust or under a similar arrangement for the economic benefit of the director or officer; restricted or unrestricted stock issued as part of the director or officer’s compensation, whether or not vested; shares acquired upon option exercise that the director or executive officer continues to own; and shares held for the director or executive officer’s account in a 401(k) or other retirement plan.

Our Chief Executive Officer Stock Ownership Policy was adopted in September 2015. As of September 30, 2019, Mr. Michael P. Landy, our President and Chief Executive Officer, owned stock valued at more than 12x his base salary and which is also approximately 2.0x our CEO stock ownership requirement. Our Director Stock Ownership policy was adopted effective September 12, 2017, and our other stock ownership policies were adopted effective October 1, 2017.

The aggregate stock ownership of our directors and officers represent 3.9% of our outstanding common stock, which currently represents the fourth largest block of shareholders behind three institutional investors and helps align our management’s interests with our shareholders’ interests.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:
Brian H. Haimm (Chairman)
Matthew I. Hirsch Gregory T. Otto

Summary Compensation Table

The following Summary Compensation Table shows compensation (rounded to the nearest thousand) paid or accrued by us for services rendered during the fiscal years ended September 30, 2019, 2018, and 2017 to the Named Executive Officers. There were no other Named Executive Officers whose aggregate compensation exceeded $100,000 during fiscal 2019.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Eugene W. Landy	2019	$431,000	$80,000	$5,000	$70,000	$-0-	$8,000	(1)	$68,000	(2)	$662,000
Chairman of the Board	2018	431,000	95,000	5,000	120,000	95,000	11,000	(1)	68,000		825,000
	2017	431,000	66,000	17,000	105,000	90,000	14,000	(1)	59,000		782,000

Michael P. Landy	2019	$827,000	$105,000	$391,000	$77,000	$-0-	$-0-		$83,000	(3)	$1,483,000
President and Chief Executive Officer	2018	788,000	160,000	211,000	-0-	290,000	-0-		83,000		1,532,000
	2017	750,000	105,000	17,000	-0-	130,000	-0-		73,000		1,075,000

Kevin S. Miller	2019	$492,000	$105,000	$5,000	$65,000	$-0-	$-0-		$81,000	(6)	$748,000
Chief Financial and Accounting Officer	2018	393,000	141,000	5,000	-0-	-0-	-0-		81,000		620,000
	2017	374,000	81,000	17,000	58,000	-0-	-0-		29,000		559,000

Allison Nagelberg	2019	$391,000	$80,000	$-0-	$54,000	$-0-	$-0-		$19,000	(7)	$544,000
General Counsel	2018	372,000	92,000	-0-	-0-	-0-	-0-		11,000		475,000
	2017	354,000	63,000	-0-	44,000	-0-	-0-		11,000		472,000

Notes:

(1)	Accrual for pension and other benefits of $8,000, $11,000 and $14,000 for fiscal 2019, 2018 and 2017, respectively, in accordance with Mr. Landy’s employment agreement.
(2)	Represents annual cash directors’ fee of $48,000 for and directors’ meeting fees of $20,000.
(3)	Represents annual cash directors’ fee of $48,000 and directors’ meeting fees of $20,000 and $11,000 in discretionary contributions to our 401(k) Plan allocated to an account of the Named Executive Officer and $4,000 in reimbursement of a disability policy.
(4)	The restricted stock values were established based on the number of shares granted as follows, for fiscal 2019: 10/22/18-$15.45, for fiscal 2018: 10/3/17-$16.47, and for fiscal 2017: 9/12/17-$15.92. Unrestricted stock awards in fiscal 2019 comprises an annual directors’ fee paid to Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Kevin S. Miller in the form of 355 shares of unrestricted common stock each (1,065 shares total) valued at a weighted average price of $13.58 per share. Unrestricted stock awards in fiscal 2018 comprises an annual directors’ fee paid to Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Kevin S. Miller in the form of 300 shares of unrestricted common stock each (900 shares total) valued at a weighted average price of $16.10 per share. Unrestricted stock awarded in fiscal 2017 comprises one quarter of an annual cash directors’ fee paid to Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Kevin S. Miller in the form of 76 shares of unrestricted common stock each (228 total) valued at $15.92 per share.
(5)	The fair value of the stock option grant was based on the Black-Scholes valuation model. See table below for detail. The actual value of the options will depend upon our performance during the period of time the options are outstanding and the price of our common stock on the date of exercise.
(6)	Represents annual cash directors’ fee of $48,000 and directors’ meeting fees of $20,000 and $11,000 in discretionary contributions to our 401(k) Plan allocated to an account of the Named Executive Officer and $2,000 in reimbursement of a disability policy.
(7)	Consists of $11,000 in discretionary contributions to our 401(k) Plan allocated to an account of the Named Executive Officer and $8,000 in reimbursement of a disability policy.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO, Mr. Michael P. Landy:

For Fiscal 2019:

-	The annual total compensation of the employee identified at the median of our company as of September 30, 2019 (other than the CEO) was $191,000; and
-	The annual total compensation of our CEO, as reported in the Summary Compensation Table included in this Form 10-K, was $1.5 million.

Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 7.8 to 1.

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

To identify the median employee of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments and estimates that we used were as follows:

-	To identify our median employee, we calculated fiscal 2019 compensation using each employee’s annual base salary, bonuses, value of equity awards and our contributions to applicable retirement plans;
-	We determined that, as of September 30, 2019, our employee population, excluding our CEO (“Employee Population”), consisted of 16 individuals;
-	With the exception of our CEO, we did not exclude any employees from our Employee Population;
-	All employees are located in the United States, and therefore we did not make any cost-of-living adjustments in identifying the median employee; and
-	Once the median employee was identified, we calculated the total compensation for our median employee using the same methodology we used to calculate Mr. Michael P. Landy’s total compensation in the Summary Compensation Table for the fiscal year 2019.

Equity Compensation Plan Information

At our Annual Meeting held on May 18, 2017, our common shareholders approved our Amended and Restated 2007 Incentive Award Plan (the Plan) which extended the term of our 2007 Incentive Award Plan for an additional 10 years, until March 13, 2027, added 1.6 million shares of common stock to the share reserve, expanded the types of awards available for grant under the Plan and made other improvements to the 2007 Plan.

Options to purchase 450,000 shares were granted in fiscal 2019 and options to purchase 65,000 shares were exercised during fiscal 2019. In addition, during fiscal 2019, 25,000 shares of restricted common stock and 5,000 shares of unrestricted common stock were granted. As of September 30, 2019, the number of shares remaining for future grant under the Plan is 1.2 million.

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

No participant may receive awards during any calendar year covering more than 200,000 shares of common stock or more than $1.5 million in cash. Regular annual awards granted to non-employee directors as compensation for services as non-employee directors, during any of our fiscal years, may not exceed $100,000 in value of the date of grant, and the grant date value of any special or one-time award upon election or appointment to the Board of Directors may not exceed $200,000.

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

Grants of Plan-Based Awards

All restricted stock awards granted during fiscal year 2019 vest 1/5th per year over a five-year period and all dividends paid on unvested shares are reinvested in additional shares of restricted stock subject to the same vesting schedule. The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of restricted stock and individual grants of stock options made under the Plan during the fiscal year ended September 30, 2019 (dollars rounded to the nearest thousand):

Name	Grant Date	All Other Stock Awards; Number of Shares of Restricted Stock (1)	All Other Stock Awards; Number of Shares of Unrestricted Stock (2)	All Other Option Awards; Number of Shares Underlying Options (3)	Exercise Price of Option Award or Fair Value Per Share at Grant Date of Stock Award	Grant Date Fair Value
Eugene W. Landy	1/10/19	-0-	-0-	65,000	$12.86	$70,000	(4)
Eugene W. Landy	1/16/19	-0-	94	-0-	$12.82	$1,000
Eugene W. Landy	4/2/19	-0-	91	-0-	$13.24	$1,000
Eugene W. Landy	6/18/19	-0-	86	-0-	$14.01	$1,000
Eugene W. Landy	9/12/19	-0-	84	-0-	$14.34	$1,000
Michael P. Landy	10/22/18	25,000	-0-	-0-	$15.45	$386,000
Michael P. Landy	12/10/18	-0-	-0-	65,000	$13.64	$77,000	(5)
Michael P. Landy	1/16/19	-0-	94	-0-	$12.82	$1,000
Michael P. Landy	4/2/19	-0-	91	-0-	$13.24	$1,000
Michael P. Landy	6/18/19	-0-	86	-0-	$14.01	$1,000
Michael P. Landy	9/12/19	-0-	84	-0-	$14.34	$1,000
Kevin S. Miller	12/10/18	-0-	-0-	55,000	$13.64	$65,000	(5)
Kevin S. Miller	1/16/19	-0-	94	-0-	$12.82	$1,000
Kevin S. Miller	4/2/19	-0-	91	-0-	$13.24	$1,000
Kevin S. Miller	6/18/19	-0-	86	-0-	$14.01	$1,000
Kevin S. Miller	9/12/19	-0-	84	-0-	$14.34	$1,000
Allison Nagelberg	12/10/18	-0-	-0-	45,000	$13.64	$54,000	(5)

(1)	Represents restricted common stock which vests 1/5th every October 22nd over the next five years. Fair value on the date of grant was $15.45 per share.
(2)	Comprises an annual directors’ fee paid to Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Kevin S. Miller in the form of 355 shares of unrestricted common stock each (1,065 shares total) valued at a weighted average price of $13.58 per share.
(3)	These options expire eight years from grant date and are exercisable one year after grant date.
(4)	This value was established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model: expected volatility of 18.05%; risk-free interest rate of 2.63%; dividend yield of 5.29%; expected life of options of eight years; and -0- estimated forfeitures. The fair value per share granted was $1.07. The actual value of the options will depend upon our performance during the period of time the options are outstanding and the price of our common stock on the date of exercise.
(5)	This value was established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model: expected volatility of 17.02%; risk-free interest rate of 2.92%; dividend yield of 4.99%; expected life of options of eight years; and -0- estimated forfeitures. The fair value per share granted was $1.19. The actual value of the options will depend upon our performance during the period of time the options are outstanding and the price of our common stock on the date of exercise.

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

Option Exercises and Stock Vested

The following table sets forth summary information concerning options exercised and vesting of stock awards for each of the Named Executive Officers during the fiscal year ended September 30, 2019 (dollars rounded to the nearest thousand):

Fiscal Year Ended September 30, 2019
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($)
Eugene W. Landy	65,000	$267,000	11,189	$161,000	(2)
Michael P. Landy	-0-	-0-	7,101	105,000	(3)
Kevin S. Miller	-0-	-0-	5,621	78,000	(4)
Allison Nagelberg	-0-	-0-	1,224	17,000	(5)

(1)	Value realized based on the difference between the closing price of the shares on the NYSE as of the date of exercise less the exercise price of the stock option.
(2)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 1,224 shares vested on 7/5/19 at $13.82 per share; 9,610 shares vested on 9/14/19 at $14.48 per share and 355 shares issued throughout fiscal 2019 in connection with annual director fees which vested at a weighted average price of $13.58 per share.
(3)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 3,672 shares vested on 7/5/19 at $13.82 per share; 462 shares vested on 9/14/19 at $14.48 per share; 2,612 shares vested on 10/3/19 at $16.18 per share and 355 shares issued throughout fiscal 2019 in connection with annual director fees which vested at a weighted average price of $13.58 per share.
(4)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 5,048 shares vested on 7/5/19 at $13.82 per share, 218 shares vested on 9/14/19 at $14.48 per share and 355 shares issued throughout fiscal 2019 in connection with annual director fees which vested at a weighted average price of $13.58 per share.
(5)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 1,224 shares vested on 7/5/19 at $13.82 per share.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options and restricted stock outstanding at September 30, 2019 (dollars rounded to the nearest thousand):

Fiscal Year Ended September 30, 2019
	Option Awards					Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option exercise price ($)	Option expiration date	Number of Shares That Have Not Vested		Market Value Of Shares that Have Not Vested (3)
Eugene W. Landy						20,793	(4)	$300,000
	-0-	65,000	(1)	$12.86	01/10/27
	65,000	-0-		17.80	01/03/26
	65,000	-0-		15.04	01/04/25
	65,000	-0-		10.37	01/05/24
	65,000	-0-		11.16	01/05/23
	65,000	-0-		8.94	01/03/22
	65,000	-0-		10.46	01/03/21
	65,000	-0-		9.33	01/03/20

Michael P. Landy	-0-	65,000	(2)	$13.64	12/10/26	41,954	(5)	$605,000

Kevin S. Miller	-0-	55,000	(2)	$13.64	12/10/26	3,144	(6)	$45,000
	40,000	-0-		$14.24	12/09/24

Allison Nagelberg	-0-	45,000	(2)	$13.64	12/10/26	1,239	(7)	$18,000
	30,000	-0-		$14.24	12/09/24

(1)	These options will become exercisable on January 10, 2020.
(2)	These options will become exercisable on December 10, 2019.
(3)	Based on the closing price of our common stock on September 30, 2019 of $14.41. Restricted stock awards initially vest over five years.
(4)	1,239 shares vest on July 5, 2020; 251 shares vest on September 14, 2020; 18,638 shares vest 1/2 on September 14th over the next two years; 665 shares vest 1/3rd on September 14th over the next three years.
(5)	3,718 shares vest on July 5, 2020; 251 shares vest on September 14, 2020; 665 shares vest 1/3rd on September 14th over the next three years; 11,000 shares vest 1/4th on October 3rd over the next four years; and 26,321 shares vest 1/5th on October 3rd over the next five years.
(6)	2,479 shares vest on July 5, 2020 and 665 shares vest 1/3rd on September 14th over the next three years.
(7)	1,239 vest July 5, 2020.

Employment Agreements

Eugene W. Landy, our Chairman of the Board, executed an Employment Agreement on December 9, 1994, which was amended on June 26, 1997 (First Amendment), on November 5, 2003 (Second Amendment), on April 1, 2008 (Third Amendment), on July 1, 2010 (Fourth Amendment), on April 25, 2013 (Fifth Amendment), on December 20, 2013 (Sixth Amendment), on December 18, 2014 (Seventh Amendment) and on January 12, 2016 (Eighth Amendment) – collectively, the “Amended Employment Agreement.” Pursuant to the Amended Employment Agreement, Mr. Eugene Landy’s base salary was $430,500 per year, effective January 1, 2016. He is entitled to receive pension payments of $50,000 per year through 2020; in fiscal 2019, we accrued $8,000 in additional compensation expense related to the pension benefits. Mr. Eugene Landy’s incentive bonus schedule is detailed in the Fourth Amendment and is based on progress toward achieving certain target levels of growth in market capitalization, funds from operations and dividends per share. Pursuant to the Amended Employment Agreement, Mr. Eugene Landy will receive each year an option to purchase 65,000 Common Shares. Mr. Eugene Landy is entitled to five weeks paid vacation annually, and he is entitled to participate in our employee benefit plans.

The Amended Employment Agreement provides for aggregate severance payments of $500,000, payable to Mr. Eugene Landy upon the termination of his employment for any reason in increments of $100,000 per year for five years. He is entitled to disability payments in the event of his disability (as defined in the Amended Employment Agreement) for a period of three years equal to his base salary. The Amended Employment Agreement provides for a death benefit of $500,000, payable to Mr. Eugene Landy’s designated beneficiary. Upon the termination of Mr. Eugene Landy’s employment, following, or as a result of, certain types of transactions that lead to a significant increase in our market capitalization, the Amended Employment Agreement provides that Mr. Eugene Landy will receive a grant of 35,000 to 65,000 Common Shares, depending on the amount of the increase in our market capitalization, all of his outstanding options to purchase Common Shares will become immediately vested, and he will be entitled to continue to receive benefits under our health insurance and similar plans for one year. In the event of a change in control, Mr. Eugene Landy shall receive a lump sum payment of $2.5 million, provided that the sale price is at least $10 per share of common stock. A change of control is defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of our assets. This change of control provision will not apply to any combination between us and UMH. Payment will be made simultaneously with the closing of the transaction, and only in the event that the transaction closes. The Amended Employment Agreement is terminable by our Board of Directors at any time by reason of Mr. Eugene Landy’s death or disability or for cause, which is defined in the Amended Employment Agreement as a termination of the agreement if our Board of Directors determines in good faith that Mr. Eugene Landy failed to substantially perform his duties to us (other than due to his death or disability), or has engaged in conduct the consequences of which are materially adverse to us, monetarily or otherwise. Upon termination of the Amended Employment Agreement, Mr. Eugene Landy will remain entitled to the disability, severance, death and pension benefits provided for in the Amended Employment Agreement.

Effective April 9, 2013, Michael P. Landy was appointed President and Chief Executive Officer. Prior to April 9, 2013, Mr. Michael Landy was the Chief Operating Officer. Effective October 1, 2013, Michael Landy entered into a three-year employment agreement with us, under which Mr. Michael Landy received an annual base salary of $500,000 for fiscal year 2014 with increases of 5% for each of fiscal years 2015 and 2016, plus bonuses and customary fringe benefits. On January 11, 2016, we entered into an amended and restated Employment Agreement (Employment Agreement) with Mr. Michael Landy, which became effective October 1, 2016. Upon signing the Employment Agreement, Mr. Michael Landy received a signing bonus of $400,000 in recognition of the substantial progress that we have made under his leadership. Effective October 1, 2016, Mr. Michael Landy receives an annual base salary of $750,000 for fiscal year 2017 with increases of 5% for each of fiscal years 2018, 2019, 2020 and 2021, plus targeted bonuses and customary fringe benefits. The Employment Agreement has an initial term of five years, and is renewed automatically for a new five-year term on the first day of each calendar quarter after the effective date unless otherwise terminated. For fiscal years after 2021, Mr. Michael Landy’s base salary shall be set by the Compensation Committee of our Board of Directors but will be no less than his base salary for the preceding year. Mr. Michael Landy will receive annual cash bonuses based on our achievement of certain performance objectives as determined by the Compensation Committee: a) Growth in Market Cap of 10%, 15% or 20%, Mr. Michael Landy will receive $40,000, $60,000 or $80,000, respectively; b) Growth in AFFO per share of 5%, 10%, 15%, or 20%, Mr. Michael Landy will receive $50,000, $75,000, $100,000 or $150,000, respectively; and c) Growth in Dividend per Share of 5%, 10% or 15%, Mr. Michael Landy will receive $150,000, $200,000 or $250,000, respectively. Mr. Michael Landy will also be entitled to equity awards of up to 25,000 shares of restricted stock each year based on achievement of performance objectives as determined by the Compensation Committee. Mr. Michael Landy also receives four weeks vacation annually and he is entitled to customary fringe benefits including life insurance, health benefits and the right to participate in our 401(k) retirement plan. We reimburse Mr. Michael Landy for the cost of a disability insurance policy such that, in the event of Mr. Michael Landy’s disability for a period of more than 90 days, Mr. Michael Landy will receive benefits up to 60% of his then-current salary. Under the Employment Agreement, if Mr. Michael Landy’s employment is terminated for any reason, either voluntarily or involuntarily, including the death of Mr. Michael Landy or termination for cause, Mr. Michael Landy shall be entitled to the base salary plus base target bonuses due under the Employment Agreement for the remaining term of the Employment Agreement (as it has been renewed). The Employment Agreement also provides that, upon a change of control (as defined below), the Employment Agreement will automatically renew for five years from the date of the change in control and Mr. Michael Landy shall have the right to terminate the Employment Agreement and continue to receive the base salary plus base target bonuses and restricted stock awards he would have been entitled to receive during the remaining term of the Employment Agreement. In addition, provided that Mr. Michael Landy is actively employed by us as of the consummation of a change of control, Mr. Michael Landy shall be entitled to a transaction bonus consistent with the terms of any applicable transaction bonus plan that we may adopt. The term “Change of Control” under Mr. Michael Landy’s amended employment agreement means (i) a sale of substantially all of our assets, not in the ordinary course, to an unaffiliated third party, (ii) the transfer, in one transaction or a series of transactions, to an unaffiliated third party, of outstanding shares of our capital stock representing a majority of the then outstanding voting stock, (iii) a majority of our Directors ceasing to be individuals who either were members of the Board immediately following our 2014 Annual Meeting of Shareholders, or whose election as a director was approved by a majority of such incumbent directors or their approved successors, (iv) a merger or consolidation having the same effect as item (i), (ii) or (iii) above or (iv) any other event of a nature that would be required to be reported as a change of control in item 5.01 of Form 8-K under the Securities Exchange Act of 1934, as amended (or any successor provision thereto).

Effective January 1, 2016, Kevin S. Miller entered into a three-year employment agreement with us, under which Mr. Miller received an annual base salary of $360,000 for calendar year 2016 with increases of 5% for each of calendar years 2017 and 2018, plus bonuses and customary fringe benefits. Effective January 1, 2019, Kevin S. Miller entered into a new three-year employment agreement with us, under which Mr. Miller will receive an annual base salary of $520,000 for calendar year 2019 with increases of 5% for each of calendar years 2020 and 2021, plus bonuses and customary fringe benefits. Pursuant to the 2019 employment agreement, Mr. Miller will receive annual cash bonuses based on our achievement of certain performance objectives as determined by the Compensation Committee: a) Growth in Equity Market Cap of 10%, 15% or 20%, Mr. Miller will receive $20,000, $30,000 or $40,000, respectively; b) Growth in AFFO per diluted share of 5%, 10%, 15%, or 20%, Mr. Miller will receive $25,000, $37,500, $50,000 or $75,000, respectively, and c) Growth in Dividend per Share of 5%, 10% or 15%, Mr. Miller will receive $75,000, $100,000 or $125,000, respectively, and Mr. Miller will be entitled to equity awards of up to 12,500 shares of restricted stock each year based on achievement of performance objectives as determined by the Compensation Committee. Other than base salary and the provisions for cash bonuses based on our achievement of certain performance objectives, the provisions of Mr. Miller’s employment agreement dated January 1, 2019 are the same as the provisions of his employment agreement date January 1, 2016. Mr. Miller receives four weeks vacation, annually. We reimburse Mr. Miller for the cost of a disability insurance policy such that, in the event of Mr. Miller’s disability for a period of more than 90 days, Mr. Miller will receive benefits up to 60% of his then-current salary. In the event of a merger, sale or change of voting control, excluding transactions between us and UMH, Mr. Miller will have the right to extend and renew the employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Miller may terminate the employment agreement and be entitled to receive the greater of the base salary due under the remaining term of the agreement or one year’s base salary at the date of termination, paid monthly over the remaining term or life of the agreement. If there is a termination of employment by us or by Mr. Miller for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Miller shall be entitled to the greater of the base salary due under the remaining term of the agreement or one year’s base salary at the date of termination, paid monthly over the remaining term or life of the agreement. In August 2019, Mr. Miller entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) to amend Mr. Miller’s Employment agreement that was originally effective on January 1, 2019. The Amended Agreement eliminates the “single-trigger” severance provisions of Mr. Miller’s employment agreement by modifying the circumstances under which a termination severance package would be paid to Mr. Miller. Under the Amended Agreement, a severance package will only be paid to Mr. Miller if there is a termination of employment by us without cause, a termination of employment by Mr. Miller for “good reason,” or his death or disability. The Amended Agreement defines “good reason” to mean the occurrence of any of the following, without Mr. Miller’s consent: (1) a material diminution in responsibilities, duties or authority; (2) a material reduction in base salary; (3) mandatory relocation of more than 50 miles; or (4) our breach of the Amended Agreement or any other material agreement between us and Mr. Miller.

Effective January 1, 2017, Ms. Allison Nagelberg entered into a new three-year employment agreement with us, under which Ms. Nagelberg receives an annual base salary of $358,313 for calendar year 2017, with increases of 5% for each of calendar years 2018 and 2019, plus bonuses and customary fringe benefits. Under the employment agreement, Ms. Nagelberg receives four weeks vacation, annually. We reimburse Ms. Nagelberg for the cost of a disability insurance policy such that, in the event of Ms. Nagelberg’s disability for a period of more than 90 days, Ms. Nagelberg will receive benefits up to 60% of her then-current salary. In the event of a merger, sale or change of voting control, excluding transactions between us and UMH, Ms. Nagelberg will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Ms. Nagelberg may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement. If there is a termination of employment by us or Ms. Nagelberg for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Nagelberg shall be entitled to the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Potential Payments upon Termination of Employment or Change-in-Control

Under the employment agreements with our President and Chief Executive Officer and the other Named Executive Officers listed below, our President and Chief Executive Officer and such other Named Executive Officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control). These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur. The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at September 30, 2019. Each of the employees named in the table below have restricted stock awards and/or stock option awards which are listed in the “Outstanding Equity Awards at Fiscal Year End” table previously disclosed. Restricted Stock Awards vest upon the termination of an employee due to death or disability. In addition, restricted stock awards vest on the date of an involuntary termination of employment or if the employee retires. If the termination of employment is for any other reason, including voluntary resignation, termination not for cause or good reason resignation, termination for cause, or termination not for cause or good reason (after a change in control), the restricted stock awards are forfeited. Regarding the stock option awards, if the termination is for any reason other than a termination for cause, the stock option awards may be exercised until three months after the termination of employment. If the termination is for cause, the stock option awards are forfeited. The table below reflects all dollar amounts in thousands.

	Voluntary Resignation on 9/30/19		Termination Not for Cause Or Good Reason Resignation on 9/30/19		Termination For Cause on 9/30/19		Termination Not for Cause or Good Reason Resignation (After a Change-in-Control) on 9/30/19		Disability/ Death on 9/30/19
Eugene W. Landy	$533	(3)	$533	(3)	$508	(2)	$3,033	(4)	$1,824	(5)
Michael P. Landy	4,515	(6)	4,515	(6)	4,515	(6)	4,515	(6)	4,515	(6)
Kevin S. Miller	10	(1)	1,249	(7)	10	(1)	1,249	(7)	1,249	(7)
Allison Nagelberg	514	(8)	514	(8)	8	(1)	514	(8)	514	(8)

(1)	Consists of accrued vacation time, which would be payable in a lump sum payment.
(2)	Consists of severance payments of $500,000, payable $100,000 per year for five years, and $8,000 of accrued vacation, which would be payable in a lump sum payment.
(3)	Consists of severance payments of $500,000, payable $100,000 per year for five years, plus the $24,000 estimated cost of continuation of benefits for one year following termination and $8,000 of accrued vacation, which would be payable in a lump sum payment.
(4)	Mr. Eugene W. Landy shall receive a lump-sum payment of $2.5 million in the event of a change in control, provided that the sale price of our common stock is at least $10 per share. In addition, if Mr. Eugene W. Landy’s employment agreement is terminated, he receives severance payments of $500,000, which would be payable $100,000 per year for five years, continuation of benefits for one year following termination and accrued vacation.
(5)	In the event of a disability, as defined in the agreement, Mr. Eugene W. Landy shall receive disability payments equal to his base salary for a period of three years, continuation of benefits for one year following termination and accrued vacation. He has a death benefit of $500,000 payable in a lump sum to Mr. Eugene W. Landy’s beneficiary.
(6)	Payments are calculated based on Mr. Michael P. Landy’s amended and restated employment agreement, which became effective October 1, 2016, which is the base salary due under the remaining term of the agreement.
(7)	Payments are calculated based on Mr. Kevin S. Miller’s employment agreement, which is the greater of the base salary due under the remaining term of the agreement or one year’s base salary at the date of termination.
(8)	Payments are calculated based on Ms. Allison Nagelberg’s employment agreement, which is the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination.

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

Director Compensation

Our directors are entitled to an annual cash directors’ fee of $48,000, plus an additional amount to be paid in our unrestricted common stock valued at $5,000 for a total annual directors’ fee of $53,000. This annual directors’ fee will be paid quarterly. Our directors also receive a meeting attendance fee of $5,000 for each Board meeting attended in person, and $500 for each telephonic Board meeting attended. Directors appointed to Board committees receive $1,200 for each committee meeting attended.

The table below sets forth a summary of director compensation for the fiscal year ended September 30, 2019 (rounded to the nearest thousand):

	Annual Board Cash	Meeting	Committee	Unrestricted Stock
Director	Retainer	Fees	Fees	Awards (7)	Total Fees

Kiernan Conway	$48,000	$20,000	$-0-	$5,000	$73,000
Daniel D. Cronheim	48,000	20,000	-0-	5,000	73,000
Catherine B. Elflein (1)(2)	48,000	20,000	5,000	5,000	78,000
Brian H. Haimm (1)(3)(4)(6)	48,000	20,000	6,000	5,000	79,000
Neal Herstik	48,000	20,000	-0-	5,000	73,000
Matthew I. Hirsch (1)(3)(4)(5)	48,000	20,000	6,000	5,000	79,000
Samuel A. Landy	48,000	20,000	-0-	5,000	73,000
Gregory T. Otto (1)(2)(3)(4)(5)	48,000	20,000	3,000	5,000	76,000
Scott L. Robinson (1)(5)	48,000	20,000	5,000	5,000	78,000
Stephen B. Wolgin	48,000	20,000	4,000	5,000	77,000
Total	$480,000	$200,000	$29,000	$50,000	$759,000

Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Kevin S. Miller are Named Executive Officers. As such, their director compensation is included in the Summary Compensation Table.

(1)	The Audit Committee for 2019 consists of Mr. Haimm (Chairman), Mr. Hirsch, Mr. Otto, Mr. Robinson and Ms. Elflein.
(2)	The Cybersecurity Committee for 2019 consisted of Mr. Otto (Chairman) and Ms. Elflein.
(3)	These directors acted as chairs of the Board’s Audit, Cybersecurity, Compensation and Nominating and Governance Committees.
(4)	Mr. Haimm (Chairman), Mr. Hirsch and Mr. Otto are members of the Compensation Committee.
(5)	Mr. Hirsch (Chairman), Mr. Otto and Mr. Robinson are members of the Nominating and Governance Committee.
(6)	Mr. Haimm is the Lead Independent Director whose role is to preside over the executive sessions of the non-management directors.
(7)	Comprises an annual directors’ fee paid in the form of 3,550 unrestricted shares of common stock valued at a weighted average price of $13.58 per share.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific employment agreement for Mr. Eugene W. Landy, as described above, we do not have pension or other post-employment plans in effect for officers, directors or employees or a nonqualified deferred compensation plan. The present value of accumulated benefit of contractual pension benefits for Mr. Eugene W. Landy is $502,000 as of September 30, 2019. Payments made during the 2019 fiscal year were $50,000. Mr. Eugene W. Landy is entitled to receive pension payments of $50,000 per year through 2020. Our employees may elect to participate in our 401(k) plan, which is administered by UMH.

Compensation Committee Interlocks and Insider Participation

As of September 30, 2019, the Compensation Committee consisted of Messrs. Haimm (Chairman), Hirsch and Otto. No member of the Compensation Committee is a current or former officer or employee of the Company. In fiscal 2019, none of our executive officers served on the compensation committee of any entity, or board of directors of any entity that did not have a compensation committee, that had one or more of its executive officers serving on our Compensation Committee. The members of the Compensation Committee did not otherwise have any relationships requiring related-party disclosure in our Annual Report.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of our common and preferred stock as of September 30, 2019 by:

●	each person known by us to beneficially own more than five percent of our outstanding Common Shares;
●	our directors;
●	our executive officers; and
●	all of our executive officers and directors as a group.

Unless otherwise indicated, the address of the person or persons named below is c/o Monmouth Real Estate Investment Corporation, Bell Works, 101 Crawfords Corner Road, Suite 1405, Holmdel, New Jersey 07733, In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within sixty (60) days of September 30, 2019 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Common Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

	Common Shares		Series C Preferred Shares
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Shares Outstanding (2)	Amount and Nature of Beneficial Ownership (1)	Percentage of Preferred Shares Outstanding (3)
The Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, PA 19355 (4)	9,615,263	9.76%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022 (5)	8,597,437	8.92%
Wasatch Financial Advisors 505 Wakara Way, 3rd Floor Salt Lake City, UT 84108 (6)	8,189,208	8.50%
Kiernan Conway	436	*
Daniel D. Cronheim (7)	175,728	*
Catherine B. Elflein (8)	16,574	*
Brian H. Haimm (9)	15,957	*
Neal Herstik (10)	22,991	*	2,800	*
Matthew I. Hirsch (11)	79,323	*
Eugene W. Landy (12)	2,091,605	2.16%
Michael P. Landy (13)	698,199	*
Samuel A. Landy (14)	357,289	*
Kevin S. Miller (15)	89,566	*
Allison Nagelberg (16)	123,192	*
Gregory T. Otto	2,283	*
Scott L. Robinson (17)	9,285	*
Stephen B. Wolgin (19)	80,672	*	13,013	*
Directors and Executive Officers as a group	3,763,100	3.88%	16,183	*

*Less than 1%.

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Common Shares listed.

(2)	Based on the number of Common Shares outstanding on September 30, 2019, which was 96,398,796.

(3)	Based on the number of Preferred Shares outstanding on September 30, 2019, which was 13,907,122.

(4)	Based on Schedule 13G/A filed with the SEC, The Vanguard Group, Inc. owns 9,615,263 Common Shares as of September 30, 2019, The Vanguard Group has sole dispositive power over 9,396,379 common Shares and sole voting power over 194,195 Common Shares. The Vanguard Group has shared dispositive power over 218,884 Common Shares and shared voting power over 124,008 Common Shares.

(5)	Based on Schedule 13F filed with the SEC, BlackRock Inc. owns 8,597,437 Common Shares as of September 30, 2019.

(6)	Based on Schedule 13F filed with the SEC, Wasatch Financial Advisors owns 8,189,208 Common Shares as of September 30, 2019.

(7)	Includes (a) 916 shares of unvested restricted stock; (b) 80,993 Common Shares held in a trust for Mr. Cronheim’s two minor family members, to which he has sole dispositive and voting power; and (c) 79,499 Common Shares pledged in a margin account.

(8)	Includes (a) 916 shares of unvested restricted stock; and (b) 6,960 Common Shares owned jointly with Ms. Elflein’s husband.

(9)	Includes 916 shares of unvested restricted stock.

(10)	Includes (a) 916 shares of unvested restricted stock and (b) 1,600 Common Shares owned by Mr. Herstik’s wife. As of September 30, 2019, Mr. Herstik also owned 2,400 of the Company’s 6.125% Series C Preferred Stock and 400 shares of the Company’s 6.125% Series C Preferred Stock is owned by Gross, Truss & Herstik Profit Sharing Plan.

(11)	Includes (a) 916 shares of unvested restricted stock; and (b) 3,231 Common Shares owned by Mr. Hirsch’s wife.

(12)	Includes (a) 20,793 shares of unvested restricted stock; (b) 97,914 Common Shares owned by Mr. Eugene Landy’s wife; (c) 205,427 Common Shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a trustee and has shared voting and dispositive power; (d) 172,294 Common Shares held in the Landy & Landy Employees’ Pension Plan over which Mr. Landy has shared voting and dispositive power; (e) 13,048 Common Shares held in Landy Investments Ltd., over which Mr. Landy has shared voting and dispositive power; (f) 179,405 Common Shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, over which Mr. Landy has shared voting and dispositive power; (g) 41,594 Common Shares held by Juniper Plaza Associates, over which Mr. Landy has shared voting and dispositive power; (h) 31,248 Common Shares held by Windsor Industrial Park Associates, over which Mr. Landy has shared voting and dispositive power; (i) 521,451 Common Shares pledged in a margin account; and (j) 409,017 Common Shares pledged as security for loans. Includes 455,000 Common Shares issuable upon the exercise of stock options that are exercisable within 60 days of September 30, 2019. Excludes 65,000 Common Shares issuable upon the exercise of a stock option not exercisable within 60 days of September 30, 2019.

(13)	Includes (a) 41,954 shares of unvested restricted stock; (b) 38,030 Common Shares owned by Mr. Michael Landy’s wife; (c) 178,409 Common Shares held in custodial accounts for Mr. Landy’s children under the New Jersey Uniform Gift to Minors Act with respect to which he has sole dispositive and voting power; (d) 53,000 Common Shares held by EWL Grandchildren Fund, LLC; (e) 28,944 Common Shares held in the UMH 401(k) Plan for Mr. Landy’s benefit; and (f) 159,840 Common Shares pledged in a margin account.

(14)	Includes (a) 916 shares of unvested restricted stock; (b) 25,177 Common Shares owned by Mr. Samuel Landy’s wife; (c) 22,379 Common Shares held by the Samuel Landy Family Limited Partnership; (d) 53,000 Common Shares held in EWL Grandchildren Fund, LLC; (e) 18,385 Common Shares pledged in a margin account; (f) 181,454 Common Shares pledged as security for a loan; and (g) 75,258 Common Shares held in the UMH 401(k) Plan for Mr. Landy’s benefit. As a co-trustee of the UMH 401(k) Plan, Mr. Landy has shared voting power, but no dispositive power, over the 206,221 Common Shares held in the UMH 401(k) Plan. He, however, disclaims beneficial ownership of all of the Common Shares held by the UMH 401(k) Plan, except for the 75,258 Common Shares held by the UMH 401(k) Plan for his benefit.

(15)	Includes (a) 3,144 shares of unvested restricted stock; and (b) 1,918 Common Shares held in the UMH 401(k) Plan for Mr. Miller’s benefit. Includes 40,000 Common Shares issuable upon the exercise of a stock option that is exercisable within 60 days of September 30, 2019. Excludes 55,000 Common Shares issuable upon the exercise of a stock option not exercisable within 60 days of September 30, 2019.

(16)	Includes (a) 1,239 shares of unvested restricted stock; (b) 3,802 Common Shares owned by Ms. Nagelberg’s husband; (c) 1,872 Common Shares held in custodial accounts for Ms. Nagelberg’s children under the New Jersey Uniform Transfer to Minors Act with respect to which she has sole dispositive and voting power; and (d) 16,650 Common Shares held in the UMH 401(k) Plan for Ms. Nagelberg’s benefit. Includes 30,000 Common Shares issuable upon the exercise of a stock option that is exercisable within 60 days of September 30, 2019. Excludes 45,000 Common Shares issuable upon the exercise of a stock option not exercisable within 60 days of September 30, 2019.

(17)	Includes 916 shares of unvested restricted stock.

(18)	Includes (a) 916 shares of unvested restricted stock; (b) 4,436 Common Shares owned by Mr. Wolgin’s wife. The 13,013 shares of the Company’s 6.125% Series C Preferred Stock indicated in the table above includes (i)12,013 shares owned by Mr. Wolgin, of which 8,623 are pledged in a margin account and (ii) 1,000 shares owned by Mr. Wolgin’s wife.

Equity Compensation Plan Information

At our Annual Meeting held on May 18, 2017, our common shareholders approved our Amended and Restated 2007 Incentive Award Plan (the Plan) which extended the term of our 2007 Incentive Award Plan for an additional 10 years, until March 13, 2027, added 1.6 million shares of common stock to the share reserve, expanded the types of awards available for grant under the Plan and made other improvements to the 2007 Plan. As of September 30, 2019, there were 1.2 million shares available for grant as stock options, restricted stock and other equity-based awards under the Plan. During fiscal 2019, options to purchase 450,000 shares were granted with a weighted average exercise price of $13.53 and options to purchase 65,000 shares were exercised at an exercise price of $8.72 per share for total proceeds of $567,000. In addition, during fiscal 2019, 25,000 shares of restricted common stock were granted with a fair value on the grant date of $15.45 per share. In addition, during fiscal 2019, 5,000 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $13.58 per share. See Note 9 in the Notes to the Consolidated Financial Statements included in this Form 10-K for a description of the plan. See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a table of beneficial ownership of our common stock.

The following table summarizes information, as of September 30, 2019, relating to our equity compensation plan (including individual compensation arrangements) pursuant to which our equity securities are authorized for issuance:

	Number of Securities (In Thousands) to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities (In Thousands) Remaining Available for Future Issuance Under Equity Compensation Plan (excluding Securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plan Approved by Security Holders	1,080	$12.95	1,192

Equity Compensation Plans Not Approved by Security Holders	-0-	-0-	-0-

Total	1,080	$12.95	1,192

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There are no family relationships between any of our directors or executive officers, except that Samuel A. Landy, a director and Michael P. Landy, President, Chief Executive Officer, and a director, are the sons of Eugene W. Landy, the Chairman of the Board and an Executive Director.

Five of our 13 directors are also directors and shareholders of UMH. We hold common and preferred stock of UMH in our securities portfolio. During fiscal 2019, we made total purchases of 68,000 common shares of UMH for a total cost of $874,000, or a weighted average cost of $12.78 per share, which were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. We owned a total of 1.3 million UMH common shares as of September 30, 2019 at a total cost of $12.9 million and a fair value of $17.7 million representing 3.1% of the outstanding common shares of UMH. In addition, as of September 30, 2019, we owned 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2.5 million with a fair value of $2.6 million. The unrealized gain on our investment in UMH’s common and preferred stock as of September 30, 2019 was $4.9 million. During fiscal 2019, UMH made total purchases of 127,000 of our common shares through our DRIP for a total cost of $1.7 million, or a weighted average cost of $13.13 per share.

As of September 30, 2019, we had 16 full-time employees and one part-time employee. Our Chairman of the Board is also the Chairman of the Board of UMH. Other than our Chairman of the Board, we do not share any employees with UMH.

Effective September 30, 2019, we terminated our lease pertaining to our former corporate office space located in Freehold, NJ. Mr. Eugene W. Landy, the Founder and Chairman of the Board, owns a 24% interest in the entity that is the landlord of this property located in Freehold, NJ. UMH’s corporate offices remain in Freehold, NJ. Effective September 18, 2019, MREIC moved its corporate offices to Holmdel, NJ.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

PKF O’Connor Davies, LLP served as our independent registered public accountants for the years ended September 30, 2019 and 2018. A representative from PKF O’Connor Davies, LLP is expected to be present at the annual shareholders’ meeting in order to be available to respond to possible inquiries from shareholders.

The following are fees billed by and accrued to PKF O’Connor Davies, LLP in connection with services rendered for the fiscal years ended September 30, 2019 and 2018 (in thousands):

	2019	2018
Audit Fees	$233	$225
Audit Related Fees	50	31
Tax Fees	53	51
All Other Fees	-0-	-0-
Total Fees	$336	$307

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

All of the services performed by PKF O’Connor Davies, LLP for us during fiscal 2019 were either expressly pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee Pre-Approval Policy, and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			PAGE(S)

(a)	(1)	The following Financial Statements are filed as part of this report:

	(i)	Report of Independent Registered Public Accounting Firm	97

	(ii)	Consolidated Balance Sheets as of September 30, 2019 and 2018	98-99

	(iii)	Consolidated Statements of Income for the years ended September 30, 2019, 2018 and 2017	100-101

	(iv)	Consolidated Statements of Comprehensive Income for the years ended September 30, 2019, 2018 and 2017	102

	(v)	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2019, 2018 and 2017	103-104

	(vi)	Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2018 and 2017	105

	(vii)	Notes to the Consolidated Financial Statements	106-142

(a)	(2)	The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III - Real Estate and Accumulated Depreciation as of September 30, 2019	143-155

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

4.3	*	Description of Securities

(10)		Material Contracts

10.1	+	Employment Agreement - Mr. Eugene W. Landy dated December 9, 1994 (incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on December 28, 1994).
10.2	+

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

10.10	+	Amended and Restated Employment Agreement – Kevin S. Miller, dated August 19, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 19, 2019, Registration No. 001-33177).

10.11	+	Employment Agreement - Michael P. Landy, dated January 11, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 11, 2016, Registration No. 001-33177).

10.12	+	Employment Agreement – Allison Nagelberg, dated January 3, 2017 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 4, 2017, Registration No. 001-33177).

10.13		Monmouth Real Estate Investment Corporation’s 2007 Stock Option Plan, Amended and Restated (incorporated by reference to Appendix A to the Proxy Statement filed by the Registrant with the Securities and Exchange Committee on March 26, 2010, Registration No.001-33177).

10.14		Monmouth Real Estate Investment Corporation’s 2007 Stock Option Plan, Amended and Restated (incorporated by reference to Appendix A to the Proxy Statement filed by the Registrant with the Securities and Exchange Committee on March 31, 2017, Registration No.001-33177).

10.15	+	Form of Restricted Stock Award Agreement and Stock Option Agreement (incorporated by reference to Exhibit 10.1 and 10.2 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2017, Registration No. 001-33177)

10.16	+	Form of Indemnification Agreement between Monmouth Real Estate Investment Corporation and its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-33177).

10.17		Dividend Reinvestment and Stock Purchase Plan of Monmouth Real Estate Investment Corporation (incorporated by reference to Form S-3D filed by the Registrant with the Securities and Exchange Commission on June 1, 2018, Registration No. 333-225374).

10.18		Credit Agreement by and among Monmouth Real Estate Investment Corporation, the subsidiary guarantors party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets, as sole lease arranger and sole book runner, and JPMorgan Chase Bank N.A. and Royal Bank of Canada, as co-syndication agents, dated as of August 27, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 28, 2015, Registration No. 001-33177).

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

95

10.21

Amended and Restated Credit Agreement, dated November 15, 2019, among Monmouth Real Estate Investment Corporation, as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A. and Royal Bank of Canada, as joint lead arrangers and joint book runners, and JPMorgan Chase Bank, N.A. and Royal Bank of Canada, as co-syndication agents. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 18, 2019, Registration No. 001-33177).

10.22

At-the-Market Sales Agreement by and between Monmouth Real Estate Investment Corporation and FBR Capital Markets & Co. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 2, 2018, Registration No. 001-33177).

(21)	*	Subsidiaries of the Registrant.

(23)	*	Consent of PKF O’Connor Davies, LLP.

(31.1)	*	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	*	Certification of Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	++	iXBRL Instance Document
101.SCH	++	iXBRL Taxonomy Extension Schema Document
101.CAL	++	iXBRL Taxonomy Extension Calculation Document
101.LAB	++	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	iXBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	iXBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
+	Denotes a management contract or compensatory plan or arrangement.
++	Pursuant to Rule 406T of Regulation S-T, this interactive date file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Monmouth Real Estate Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monmouth Real Estate Investment Corporation (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and schedule listed in the Index at Item 15(a)(2)(i) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 25, 2019, expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, during fiscal 2019, the Company changed the manner in which it accounts for changes in net unrealized holding gains and losses on marketable securities.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Real Estate Properties

As discussed in Note 3 to the consolidated financial statements, during fiscal 2019, the Company purchased three real estate properties for an aggregate purchase price of approximately $139 million. The Company determined that all three acquisitions are acquisitions of assets and that these acquisitions do not meet the definition of a business. As a result, the total cash consideration for the three acquisitions were allocated to land, building and an intangible asset related to in-place leases on a relative fair value basis.

Auditing both (1) the determination that these acquisitions were asset acquisitions and (2) the relative fair value allocation of the cost of the acquisitions involved a high degree of judgment, estimation and an increased extent of effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including management’s review of third party valuation reports. Among other audit procedures performed, (1) we evaluated the assets acquired to determine that they did not meet the requirements of a business, (2) we evaluated the appropriateness of the relative fair value allocation, including the assumptions used by management and (3) we reviewed the fair values computed by the respective third party valuation firms. Our procedures included evaluating the reasonableness of the inputs and assumptions used in the third party valuation reports by determining whether these inputs and assumptions were consistent with other evidence obtained in other areas of the audit and by considering the consistency with external market and industry data. In connection with the third party valuation firms engaged by management, we evaluated the qualifications of each specialist and determined that the respective specialist possessed the necessary skill and knowledge related to property valuations. Additionally, we recomputed the relative fair value allocation for each asset acquisition.

/s/ PKF O’Connor Davies, LLP

November 25, 2019

New York, New York

We have served as the Company’s auditor since 2008.

* * *

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

(in thousands except per share amounts)

	2019	2018

ASSETS

Real Estate Investments:
Land	$239,299	$224,719
Buildings and Improvements	1,627,219	1,494,859
Total Real Estate Investments	1,866,518	1,719,578
Accumulated Depreciation	(249,584)	(207,065)
Real Estate Investments	1,616,934	1,512,513

Cash and Cash Equivalents	20,179	9,324
Securities Available for Sale at Fair Value	185,250	154,921
Tenant and Other Receivables	1,335	1,249
Deferred Rent Receivable	11,199	9,656
Prepaid Expenses	6,714	6,190
Intangible Assets, net of Accumulated Amortization of $15,686 and $13,700, respectively	14,970	14,590
Capitalized Lease Costs, net of Accumulated Amortization of $3,378 and $3,271, respectively	5,670	5,232
Financing Costs, net of Accumulated Amortization of $1,352 and $995, respectively	144	500
Other Assets	9,553	4,203

TOTAL ASSETS	$1,871,948	$1,718,378

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30,

(in thousands except per share amounts)

	2019	2018

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$744,928	$711,546
Loans Payable	95,000	186,609
Accounts Payable and Accrued Expenses	3,570	5,891
Other Liabilities	17,407	16,426
Total Liabilities	860,905	920,472

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 16,400 Shares Authorized as of September 30, 2019 and 2018; 13,907 and 11,488 Shares Issued and Outstanding as of September 30, 2019 and 2018, respectively	347,678	287,200
Common Stock, $0.01 Par Value Per Share: 188,040 Shares Authorized as of September 30, 2019 and 2018, respectively; 96,399 and 81,503 Shares Issued and Outstanding as of September 30, 2019 and 2018, respectively	964	815
Excess Stock, $0.01 Par Value Per Share: 200,000 Shares Authorized as of September 30, 2019 and 2018; No Shares Issued or Outstanding as of September 30, 2019 and 2018	0	0
Additional Paid-In Capital	662,401	534,635
Accumulated Other Comprehensive Loss	0	(24,744)
Undistributed Income	0	0
Total Shareholders’ Equity	1,011,043	797,906

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,871,948	$1,718,378

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

(in thousands)

	2019	2018	2017
INCOME:
Rental Revenue	$132,524	$115,864	$97,660
Reimbursement Revenue	25,998	23,298	18,725
Lease Termination Income	0	210	0
TOTAL INCOME	158,522	139,372	116,385

EXPENSES:
Real Estate Taxes	20,711	18,596	15,267
Operating Expenses	6,616	5,794	4,887
General and Administrative Expenses	9,081	8,776	7,809
Acquisition Costs	0	0	179
Depreciation	43,020	36,176	29,635
Amortization of Capitalized Lease Costs and Intangible Assets	2,870	2,391	1,825
TOTAL EXPENSES	82,298	71,733	59,602

OTHER INCOME (EXPENSE):
Dividend Income	15,168	13,121	6,930
Gain on Sale of Securities Transactions	0	111	2,312
Unrealized Holding Gains (Losses) Arising During the Periods	(24,680)	0	0
Interest Expense, including Amortization of Financing Costs	(36,912)	(32,350)	(25,754)
TOTAL OTHER INCOME (EXPENSE)	(46,424)	(19,118)	(16,512)

INCOME FROM OPERATIONS	29,800	48,521	40,271

Gain on Sale of Real Estate Investments	0	7,485	0

NET INCOME	29,800	56,006	40,271

Less: Preferred Dividends	18,774	17,191	14,862
Less: Redemption of Preferred Stock	0	0	2,467

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$11,026	$38,815	$22,942

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2019	2018	2017
BASIC INCOME – PER SHARE
Net Income	$0.32	$0.71	$0.56
Less: Preferred Dividends	(0.20)	(0.22)	(0.21)
Less: Redemption of Preferred Stock	0	0	(0.03)
Net Income Attributable to Common Shareholders – Basic	$0.12	$0.49	$0.32

DILUTED INCOME – PER SHARE
Net Income	$0.32	$0.71	$0.56
Less: Preferred Dividends	(0.20)	(0.22)	(0.21)
Less: Redemption of Preferred Stock	0	0	(0.03)
Net Income Attributable to Common Shareholders – Diluted	$0.12	$0.49	$0.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands)
Basic	93,387	78,619	72,114
Diluted	93,485	78,802	72,250

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

(in thousands)

	2019	2018	2017

Net Income	$29,800	$56,006	$40,271
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During the Period	0	(31,204)	(4,060)
Reclassification Adjustment for Net Gains Realized in Income	0	(111)	(2,312)
Total Comprehensive Income	29,800	24,691	33,899
Less: Preferred Dividends	18,774	17,191	14,862
Less: Redemption of Preferred Stock	0	0	2,467
Comprehensive Income Attributable to Common Shareholders	$11,026	$7,500	$16,570

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018, AND 2017

(in thousands except per share amounts)

	Common Stock	Preferred Stock Series B	Preferred Stock Series C	Additional Paid in Capital
Balance September 30, 2016	$689	$57,500	$135,000	$391,727
Shares Issued in Connection with the DRIP (1)	67	0	0	91,865
Shares Issued in Connection with Underwritten Public Offering of 6.125% Series C Preferred Stock, net of offering costs	0	0	75,000	(3,997)
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	0	35,986	(256)
Preferred Stock Called for Redemption	0	(57,500)	0	2,467
Shares Issued Through the Exercise of Stock Options	0	0	0	469
Shares Issued Through Restricted Stock Awards	0	0	0	0
Stock Compensation Expense	0	0	0	625
Distributions To Common Shareholders ($0.64 per share)	0	0	0	(23,347)
Net Income	0	0	0	0
Preferred Dividends ($1.5093750 per share for the Preferred Stock Series B and $1.4802083 per share for the Preferred Stock Series C)	0	0	0	0
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	0	0	0	0
Balance September 30, 2017	756	0	245,986	459,553
Balance October 01, 2017	756	0	245,986	459,553
Shares Issued in Connection with the DRIP (1)	58	0	0	89,970
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	0	41,214	(1,120)
Shares Issued Through the Exercise of Stock Options	1	0	0	569
Shares Issued Through Restricted Stock Awards	0	0	0	0
Stock Compensation Expense	0	0	0	434
Distributions To Common Shareholders ($0.68 per share)	0	0	0	(14,771)
Net Income	0	0	0	0
Preferred Dividends ($1.53125 per share)	0	0	0	0
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	0	0	0	0
Balance September 30, 2018	815	0	287,200	534,635
Balance October 01, 2018	815	0	287,200	534,635
Impact of Adoption of Accounting Standards Update 2016-01	0	0	0	0
Shares Issued in Connection with the DRIP (1)	56	0	0	73,909
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	92	0	0	132,246
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	0	60,478	(2,279)
Shares Issued Through the Exercise of Stock Options	1	0	0	566
Stock Compensation Expense	0	0	0	784
Distributions To Common Shareholders ($0.68 per share)	0	0	0	(77,460)
Net Income	0	0	0	0
Preferred Dividends ($1.53125 per share)	0	0	0	0
Balance September 30, 2019	$964	$0	$347,678	$662,401

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018 AND 2017, CONT’D.

(in thousands except per share amounts)

	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2016	$0	$12,942	$597,858
Shares Issued in Connection with the DRIP (1)	0	0	91,932
Shares Issued in Connection with Underwritten Public Offering of 6.125% Series C Preferred Stock, net of offering costs	0	0	71,003
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	0	35,730
Preferred Stock Called for Redemption	(2,467)	0	(57,500)
Shares Issued Through the Exercise of Stock Options	0	0	469
Shares Issued Through Restricted Stock Awards	0	0	0
Stock Compensation Expense	0	0	625
Distributions To Common Shareholders ($0.64 per share)	(22,942)	0	(46,289)
Net Income	40,271	0	40,271
Preferred Dividends ($1.5093750 per share for the Preferred Stock Series B and $1.4802083 per share for the Preferred Stock Series C)	(14,862)	0	(14,862)
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	0	(6,371)	(6,371)
Balance September 30, 2017	0	6,571	712,866
Balance October 01, 2017	0	6,571	712,866
Shares Issued in Connection with the DRIP (1)	0	0	90,028
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	0	40,094
Shares Issued Through the Exercise of Stock Options	0	0	570
Shares Issued Through Restricted Stock Awards	0	0	0
Stock Compensation Expense	0	0	434
Distributions To Common Shareholders ($0.68 per share)	(38,815)	0	(53,586)
Net Income	56,006	0	56,006
Preferred Dividends ($1.53125 per share)	(17,191)	0	(17,191)
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	0	(31,315)	(31,315)
Balance September 30, 2018	0	(24,744)	797,906
Balance October 01, 2018	0	(24,744)	797,906
Impact of Adoption of Accounting Standards Update 2016-01	(24,744)	24,744	0
Shares Issued in Connection with the DRIP (1)	0	0	73,965
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	0	0	132,338
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	0	58,199
Shares Issued Through the Exercise of Stock Options	0	0	567
Stock Compensation Expense	0	0	784
Distributions To Common Shareholders ($0.68 per share)	13,718	0	(63,742)
Net Income	29,800	0	29,800
Preferred Dividends ($1.53125 per share)	(18,774)	0	(18,774)
Balance September 30, 2019	$0	$0	$1,011,043

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

(in thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$29,800	$56,006	$40,271
Noncash Items Included in Net Income:
Depreciation & Amortization	47,142	39,788	32,694
Stock Compensation Expense	784	434	625
Deferred Straight Line Rent	(1,926)	(1,973)	(1,028)
Unrealized Holding (Gains) Losses Arising During the Periods	24,680	0	0
Gain on Sale of Securities Transactions	0	(111)	(2,312)
(Gain) Loss on Sale of Real Estate Investments	0	(7,485)	95
Changes in:
Tenant & Other Receivables	18	1,397	358
Prepaid Expenses	(524)	(755)	(604)
Other Assets & Capitalized Lease Costs	729	(2,037)	15
Accounts Payable, Accrued Expenses & Other Liabilities	919	265	3,754
NET CASH PROVIDED BY OPERATING ACTIVITIES	101,622	85,529	73,868

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(138,964)	(283,403)	(286,952)
Capital Improvements	(14,734)	(9,084)	(4,975)
Proceeds from Sale of Real Estate Investments	0	22,083	4,126
Return of Deposits on Real Estate	200	450	3,400
Deposits Paid on Acquisitions of Real Estate	(6,000)	(200)	(450)
Proceeds from Sale of Securities Available for Sale	0	2,620	17,275
Purchase of Securities Available for Sale	(55,010)	(64,979)	(71,495)
NET CASH USED IN INVESTING ACTIVITIES	(214,508)	(332,513)	(339,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Fixed Rate Mortgage Notes Payable	96,500	175,160	188,809
Principal Payments on Fixed Rate Mortgage Notes Payable	(63,350)	(54,354)	(73,595)
Net Draws (Repayments) from Loans Payable	(91,609)	66,517	39,301
Financing Costs Paid on Debt	(662)	(1,470)	(2,190)
Redemption of 7.625% Series A Preferred Stock	0	0	(53,494)
Redemption of 7.875% Series B Preferred Stock	0	0	(57,500)
Proceeds from Underwritten Public Offering of 6.125% Series C Preferred Stock, net of offering costs	0	0	71,003
Proceeds from Underwritten Public Offering of Common Stock, net of offering costs	132,338	0	0
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	58,199	40,094	35,734
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	57,079	77,100	81,806
Proceeds from the Exercise of Stock Options	567	570	469
Preferred Dividends Paid	(18,465)	(16,876)	(14,500)
Common Dividends Paid, net of Reinvestments	(46,856)	(40,658)	(36,163)
NET CASH PROVIDED BY FINANCING ACTIVITIES	123,741	246,083	179,680

Net Increase (Decrease) in Cash and Cash Equivalents	10,855	(901)	(85,523)
Cash and Cash Equivalents at Beginning of Year	9,324	10,225	95,748

CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,179	$9,324	$10,225

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (we, our, us, the Company or MREIC), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. We were founded in 1968 and are one of the oldest public equity REITs in the world. As of September 30, 2019 and 2018, rental properties consisted of 114 and 111 property holdings, respectively. These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. As of September 30, 2019, our weighted average lease maturity was 7.6 years and our annualized average base rent per occupied square foot was $6.20. As of September 30, 2019, the weighted average building age, based on the square footage of our buildings, was 9.2 years. We also opportunistically invest in marketable securities of other REITs. Historically, we have aimed to limit the size of our REIT securities portfolio to no more than approximately 10% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. As we announced earlier this year, it is now our goal to gradually reduce the size of our REIT securities portfolio to no more than 5% of our undepreciated assets. Total assets excluding accumulated depreciation were $2.1 billion as of September 30, 2019. We held $185.3 million in marketable REIT securities as of September 30, 2019, representing 8.7% of our undepreciated assets.

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

Acquisitions

We account for our property acquisitions as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized to real estate investments as part of the purchase price. In addition, acquisitions that do not meet the definition of a business combination are accounted for as asset acquisitions whereby the consideration incurred is allocated to the individual assets acquired on a relative fair value basis.

Marketable Securities

Investments in securities available for sale primarily consist of marketable common and preferred stock securities of other REITs. Historically, we have aimed to limit the size of our REIT securities portfolio to no more than approximately 10% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. As we announced earlier this year, it is now our goal to gradually reduce the size of our REIT securities portfolio to no more than 5% of our undepreciated assets. We continue to believe that our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our decision to reduce this threshold mainly stems from the implementation of accounting rule ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which took effect at the beginning of this fiscal year. This new rule requires that quarterly changes in the market value of our marketable securities flow through our Consolidated Statements of Income. The implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. Going forward, to achieve our threshold investment goal, we will continually evaluate opportunities to optimize our REIT securities portfolio. These marketable securities are all publicly-traded and purchased on the open market through private transactions or through dividend reinvestment plans. These securities may be classified among three categories: held-to-maturity, trading, and available-for-sale. We normally hold REIT securities on a long-term basis and have the ability and intent to hold securities to recovery. Therefore, as of September 30, 2019 and 2018, our securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices in active markets. Gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for our fiscal year beginning October 1, 2018. The most significant change for us, once ASU 2016-01 was adopted, was the accounting treatment for our investments in marketable securities that are classified as available for sale. The accounting treatment used for our Consolidated Financial Statements through fiscal 2018 was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, effective October 1, 2018, these marketable securities continue to be measured at fair value, however, the changes in net unrealized holding gains and losses are now recognized through net income on our Consolidated Statements of Income. On October 1, 2018, unrealized net holding losses of $24.7 million were reclassed to beginning Undistributed Income (Loss) to recognize the unrealized losses previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets.

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

Intangible Assets, Capitalized Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases. Upon termination of a lease, the unamortized portion is charged to expense. The weighted-average amortization period upon acquisition for intangible assets recorded during 2019, 2018 and 2017 was 12 years, 12 years and 13 years, respectively.

Costs incurred in connection with the execution of leases are capitalized and amortized over the term of the respective leases. Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms. Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized over the term of the related obligations using the effective interest method. Unamortized costs are charged to expense upon prepayment of the obligation. Amortization expense related to these deferred leasing and financing costs were $2.2 million, $2.1 million and $2.1 million for the years ended September 30, 2019, 2018 and 2017, respectively. We estimate that aggregate amortization expense for existing assets will be $2.0 million, $1.8 million, $1.7 million, $1.6 million and $1.3 million for the fiscal years 2020, 2021, 2022, 2023 and 2024, respectively.

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

When applicable, we provide an allowance for doubtful accounts against the portion of tenant and other receivables and deferred rent receivables, which are estimated to be uncollectible. For accounts receivables that we deem uncollectible, we use the direct write-off method. We did not have an allowance for doubtful accounts balance as of September 30, 2019 and 2018 and there were no write-off’s of any receivable accounts during the fiscal years ended 2019, 2018 and 2017.

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

Only three of our 114 properties have leases that contain an early termination provision. These three properties contain 158,000 total rentable square feet, representing less than 1% of our total rentable square feet. Our leases with early termination provisions are our 36,000 square foot location in Urbandale (Des Moines), IA, our 39,000 square foot location in Rockford, IL, and our 83,000 square foot location in Roanoke, VA. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include: the date termination can be exercised, the time frame that notice must be given by the tenant to us and the termination fee that would be required to be paid by the tenant to us. The total potential termination fee to be paid to us from the three tenants with leases that have a termination provision amounts to $1.7 million.

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

In addition, common stock equivalents of 98,000, 183,000 and 136,000 shares are included in the diluted weighted average shares outstanding for fiscal years 2019, 2018 and 2017, respectively. As of September 30, 2019, 2018 and 2017, options to purchase 305,000, 65,000 and 65,000 shares, respectively, were antidilutive.

Stock Compensation Plan

We account for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of stock awards and restricted stock awards is equal to the fair value of our stock on the grant date. The amortization of compensation costs for the awards of stock, stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $784,000, $434,000 and $625,000 have been recognized in 2019, 2018 and 2017, respectively. Included in Note 9 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted shares.

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

We follow the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on our evaluation, we determined that we have no uncertain tax positions and no unrecognized tax benefits as of September 30, 2019. We record interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of September 30, 2019, the fiscal tax years 2016 through and including 2019 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Prior to our adoption of Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” on October 1, 2018, other comprehensive income consisted of unrealized holding gains or losses arising during the period on securities available for sale, less any reclassification adjustments for net gains of sales of securities transactions realized in income. Once we adopted ASU 2016-01, the changes in net unrealized holding gains and losses were no longer recognized through other comprehensive income and instead these changes are now recognized through net income on our Consolidated Statements of Income.

Reclassifications

Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the financial statement presentation for the current year.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for our fiscal year beginning October 1, 2018. The most significant change for us, once ASU 2016-01 was adopted, was the accounting treatment for our investments in marketable securities that are classified as available for sale. The accounting treatment used for our Consolidated Financial Statements through Fiscal 2018 was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, effective October 1, 2018, these marketable securities continue to be measured at fair value, however, the changes in net unrealized holding gains and losses are now recognized through net income on our Consolidated Statements of Income. On October 1, 2018, unrealized net holding losses of $24.7 million were reclassed to beginning Undistributed Income (Loss) to recognize the unrealized losses previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessee and lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The most significant changes related to lessor accounting under ASU 2016-02 include bifurcating revenue into lease and non-lease components and the new standard’s narrow definition of initial direct costs for leases. Since our revenue is primarily derived from leasing activities from long-term net-leases and since we previously did not capitalize indirect costs for leases, we continue to account for our leases and related leasing costs in substantially the same manner as we previously did prior to the adoption of the ASU 2016-02 on October 1, 2019. In addition, the guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. Therefore, the most significant impact for us is the recognition of our corporate office lease, while accounting where we are the lessor remains substantially the same. Upon adoption, we calculated the asset and lease liability equal to the present value of the minimum lease payments due under our corporate office lease and determined that the asset and lease liability was immaterial to our Consolidated Financial Statements. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendment in ASU 2018-10 affects narrow aspects of the guidance issued earlier in ASU 2016-02 by removing certain inconsistencies and providing additional clarification related to the guidance issued earlier. In December 2018, the FASB issued ASU 2018-20 “Narrow-Scope Improvements for Lessors.” Similar to ASU 2018-10, 2018-20 affects narrow aspects of the guidance issued earlier in ASU 2016-02 as well by providing additional clarification related to the guidance issued earlier. The most significant changes related to lessor accounting under ASU 2018-20 is the clarification of how to treat payments made by a lessee directly to a third party, such as real estate taxes paid by the lessee directly to the taxing authority, whereby items paid directly by the lessee to a third party should not be reflected in the lessors income statement and, thus, should not be bifurcated and included in revenue and operating expenses. A majority of our reimbursable expenses are paid by us and are billed back to our lessees. Therefore, these reimbursable expenses will continue to be presented separately by bifurcating these revenue and expense items in our Consolidated Statements of Income. We adopted these standards effective October 1, 2019 and the adoption of these standards did not have a significant impact on our consolidated financial statements and related disclosures. The only effect the adoption of these standards had on our consolidated financial statements and related disclosures effective October 1, 2019 are instances where certain types of payments are made by a lessee directly to a third party whereas these payments are no longer presented on a gross basis in our Consolidated Statements of Income, which have an immaterial effect on our reported revenue and a net zero effect on our Net Income Attributable to Common Shareholders.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.” The FASB issued further guidance in ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The new standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Therefore, we adopted the standard effective October 1, 2018. Our revenue is primarily derived from leasing activities and historically our property dispositions have been cash sales with no contingencies and no future involvement in the property. Since this standard applies to all contracts with customers except those that are within the scope of other guidance, such as leases, the adoption of this standard did not have a significant impact on our consolidated financial statements and related disclosures.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 2 – REAL ESTATE INVESTMENTS

The following is a summary of the cost and accumulated depreciation of our land, buildings and improvements at September 30, 2019 and 2018 (in thousands):

SEPTEMBER 30, 2019	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$748	$5,914	$1,406	$5,256
Mobile	Industrial	2,480	30,572	980	32,072
Arizona:
Tolleson (Phoenix)	Industrial	1,316	15,508	6,659	10,165
Colorado:
Colorado Springs	Industrial	2,150	27,170	2,310	27,010
Denver	Industrial	1,150	5,214	1,839	4,525
Connecticut:
Newington (Hartford)	Industrial	410	3,084	1,466	2,028
Florida:
Cocoa	Industrial	1,881	12,246	3,080	11,047
Davenport (Orlando)	Industrial	7,060	30,720	2,494	35,286
Daytona Beach	Industrial	3,120	26,888	1,036	28,972
Ft. Myers (FDX Ground)	Industrial	2,486	19,178	1,332	20,332
Homestead (Miami)	Industrial	4,427	33,485	1,933	35,979
Jacksonville (FDX)	Industrial	1,165	5,419	2,961	3,623
Jacksonville (FDX Ground)	Industrial	6,000	24,827	2,799	28,028
Lakeland	Industrial	261	1,782	625	1,418
Orlando	Industrial	2,200	6,575	2,022	6,753
Punta Gorda	Industrial	0	4,134	1,172	2,962
Tampa (FDX Ground)	Industrial	5,000	14,702	5,302	14,400
Tampa (FDX)	Industrial	2,830	5,035	1,669	6,196
Tampa (Tampa Bay Grand Prix)	Industrial	1,867	3,811	1,246	4,432
Georgia:
Augusta (FDX Ground)	Industrial	614	4,749	1,634	3,729
Augusta (FDX)	Industrial	380	1,604	512	1,472
Braselton (Atlanta)	Industrial	13,965	46,262	1,285	58,942
Griffin (Atlanta)	Industrial	760	14,315	4,912	10,163
Savannah (Shaw)	Industrial	4,405	51,621	2,206	53,820
Savannah (FDX Ground)	Industrial	3,441	24,091	515	27,017
Illinois:
Burr Ridge (Chicago)	Industrial	270	1,437	783	924
Elgin (Chicago)	Industrial	1,280	5,697	2,599	4,378

SEPTEMBER 30, 2019 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
Granite City (St. Louis, MO)	Industrial	$340	$12,358	$5,539	$7,159
Montgomery (Chicago)	Industrial	2,000	9,303	3,004	8,299
Rockford (Collins Aerospace Systems)	Industrial	480	4,620	592	4,508
Rockford (Sherwin-Williams Co.)	Industrial	1,100	4,451	975	4,576
Sauget (St. Louis, MO)	Industrial	1,890	13,315	1,708	13,497
Schaumburg (Chicago)	Industrial	1,040	4,138	2,407	2,771
Wheeling (Chicago)	Industrial	5,112	13,881	4,820	14,173
Indiana:
Greenwood (Indianapolis)	Industrial	2,250	35,262	3,998	33,514
Indianapolis	Industrial	3,746	21,758	2,830	22,674
Lafayette	Industrial	2,802	22,277	96	24,983
Iowa:
Urbandale (Des Moines)	Industrial	310	2,234	1,294	1,250
Kansas:
Edwardsville (Kansas City) (Carlisle Tire)	Industrial	1,185	6,048	2,689	4,544
Edwardsville (Kansas City) (International Paper)	Industrial	2,750	15,544	2,416	15,878
Olathe (Kansas City)	Industrial	2,350	29,387	2,386	29,351
Topeka	Industrial	0	3,680	991	2,689
Kentucky:
Buckner (Louisville)	Industrial	2,280	24,528	3,755	23,053
Frankfort (Lexington)	Industrial	1,850	26,150	3,241	24,759
Louisville	Industrial	1,590	9,714	830	10,474
Louisiana:
Covington (New Orleans)	Industrial	2,720	15,706	1,543	16,883
Maryland:
Beltsville (Washington, DC)	Industrial	3,200	11,312	4,454	10,058
Michigan:
Walker (Grand Rapids)	Industrial	4,034	27,621	1,771	29,884
Livonia (Detroit)	Industrial	320	13,560	2,407	11,473
Orion	Industrial	4,650	18,240	4,959	17,931
Romulus (Detroit)	Industrial	531	4,418	2,182	2,767
Minnesota:
Stewartville (Rochester)	Industrial	900	4,324	665	4,559
Mississippi:
Olive Branch (Memphis, TN)(Anda Pharmaceuticals, Inc.)	Industrial	800	13,750	2,556	11,994
Olive Branch (Memphis, TN)(Milwaukee Tool)	Industrial	2,550	34,365	4,929	31,986
Richland (Jackson)	Industrial	211	1,690	1,057	844
Ridgeland (Jackson)	Industrial	218	2,093	1,382	929
Missouri:
Kansas City (Bunzl)	Industrial	1,000	9,003	1,147	8,856
Liberty (Kansas City)	Industrial	724	6,813	3,669	3,868
O’Fallon (St. Louis)	Industrial	264	3,986	2,492	1,758
St. Joseph	Industrial	800	12,589	5,804	7,585
Nebraska:
Omaha	Industrial	1,170	4,794	2,484	3,480
New Jersey:
Carlstadt (New York, NY)	Industrial	1,194	4,103	1,123	4,174
Somerset	Shopping Center	34	3,095	1,687	1,442
Trenton	Industrial	8,336	75,652	1,940	82,048
New York:
Cheektowaga (Buffalo)	Industrial	4,797	6,164	2,011	8,950
Halfmoon (Albany)	Industrial	1,190	4,336	834	4,692
Hamburg (Buffalo)	Industrial	1,700	33,394	2,560	32,534
North Carolina:
Concord (Charlotte)	Industrial	4,305	28,740	3,158	29,887

SEPTEMBER 30, 2019 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
Concord (Charlotte)	Industrial	$4,307	$35,736	$1,985	$38,058
Fayetteville	Industrial	172	5,283	3,165	2,290
Winston-Salem	Industrial	980	6,266	2,835	4,411
Ohio:
Bedford Heights (Cleveland)	Industrial	990	6,308	2,090	5,208
Cincinnati	Industrial	800	5,950	623	6,127
Kenton	Industrial	855	17,876	927	17,804
Lebanon (Cincinnati)	Industrial	240	4,212	813	3,639
Monroe (Cincinnati)	Industrial	1,800	19,777	1,438	20,139
Richfield (Cleveland)	Industrial	2,677	13,770	3,441	13,006
Stow	Industrial	1,430	17,504	898	18,036
Streetsboro (Cleveland)	Industrial	1,760	17,840	3,431	16,169
West Chester Twp. (Cincinnati)	Industrial	695	5,039	2,484	3,250
Oklahoma:
Oklahoma City (FDX Ground)	Industrial	1,410	11,196	1,892	10,714
Oklahoma City (Bunzl)	Industrial	845	7,883	454	8,274
Oklahoma City (Amazon)	Industrial	1,618	28,260	1,328	28,550
Tulsa	Industrial	790	2,958	473	3,275
Pennsylvania:
Altoona	Industrial	1,200	7,827	1,189	7,838
Imperial (Pittsburgh)	Industrial	3,700	16,264	1,494	18,470
Monaca (Pittsburgh)	Industrial	402	7,509	3,229	4,682
South Carolina:
Aiken (Augusta, GA)	Industrial	1,362	19,678	1,135	19,905
Charleston (FDX)	Industrial	4,639	16,880	831	20,688
Charleston (FDX Ground)	Industrial	7,103	39,473	1,180	45,396
Ft. Mill (Charlotte, NC)	Industrial	1,747	15,317	3,041	14,023
Hanahan (Charleston)(SAIC)	Industrial	1,129	12,887	4,754	9,262
Hanahan (Charleston)(FDX Ground)	Industrial	930	6,760	2,244	5,446
Tennessee:
Chattanooga	Industrial	300	5,049	1,529	3,820
Lebanon (Nashville)	Industrial	2,230	11,985	2,458	11,757
Memphis	Industrial	1,235	14,879	3,297	12,817
Shelby County	Vacant Land	11	0	0	11
Texas:
Carrollton (Dallas)	Industrial	1,500	16,447	3,987	13,960
Corpus Christi	Industrial	0	4,808	923	3,885
Edinburg	Industrial	1,000	11,039	1,756	10,283
El Paso	Industrial	3,225	9,206	2,244	10,187
Ft. Worth (Dallas)	Industrial	8,200	27,133	2,896	32,437
Houston	Industrial	1,661	6,502	1,632	6,531
Lindale (Tyler)	Industrial	540	9,426	1,211	8,755
Mesquite (Dallas)	Industrial	6,248	43,632	2,517	47,363
Spring (Houston)	Industrial	1,890	17,427	2,527	16,790
Waco	Industrial	1,350	11,201	1,786	10,765
Virginia:
Charlottesville	Industrial	1,170	3,292	1,693	2,769
Mechanicsville (Richmond)	Industrial	1,160	6,647	3,191	4,616
Richmond	Industrial	446	4,460	1,666	3,240
Roanoke (CHEP USA)	Industrial	1,853	5,610	1,899	5,564
Roanoke (FDX Ground)	Industrial	1,740	8,460	1,365	8,835
Washington:
Burlington (Seattle/Everett)	Industrial	8,000	22,321	2,000	28,321
Wisconsin:
Cudahy (Milwaukee)	Industrial	980	8,827	3,550	6,257
Green Bay	Industrial	590	5,979	921	5,648
Total as of September 30, 2019		$239,299	$1,627,219	$249,584	$1,616,934

SEPTEMBER 30, 2018	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$748	$5,914	$1,249	$5,413
Mobile	Industrial	2,480	30,572	196	32,856
Arizona:
Tolleson (Phoenix)	Industrial	1,316	15,508	6,145	10,679
Colorado:
Colorado Springs	Industrial	2,150	27,170	1,594	27,726
Denver	Industrial	1,150	5,204	1,704	4,650
Connecticut:
Newington (Hartford)	Industrial	410	3,084	1,377	2,117
Florida:
Cocoa	Industrial	1,881	12,246	2,758	11,369
Davenport (Orlando)	Industrial	7,060	30,720	1,707	36,073
Daytona Beach	Industrial	3,120	26,853	344	29,629
Ft. Myers (FDX Ground)	Industrial	2,486	19,177	842	20,821
Homestead (Miami)	Industrial	4,427	33,446	1,072	36,801
Jacksonville (FDX)	Industrial	1,165	5,232	2,619	3,778
Jacksonville (FDX Ground)	Industrial	6,000	24,736	2,323	28,413
Lakeland	Industrial	261	1,782	574	1,469
Orlando	Industrial	2,200	6,575	1,831	6,944
Punta Gorda	Industrial	0	4,134	1,059	3,075
Tampa (FDX Ground)	Industrial	5,000	14,702	4,922	14,780
Tampa (FDX)	Industrial	2,830	5,027	1,515	6,342
Tampa (Tampa Bay Grand Prix)	Industrial	1,867	3,811	1,144	4,534
Georgia:
Augusta (FDX Ground)	Industrial	614	4,749	1,509	3,854
Augusta (FDX)	Industrial	380	1,598	463	1,515
Braselton (Atlanta)	Industrial	13,965	46,262	99	60,128
Griffin (Atlanta)	Industrial	760	14,174	4,493	10,441
Savannah	Industrial	4,405	51,621	882	55,144
Illinois:
Burr Ridge (Chicago)	Industrial	270	1,423	741	952
Elgin (Chicago)	Industrial	1,280	5,697	2,436	4,541
Granite City (St. Louis, MO)	Industrial	340	12,358	5,184	7,514
Montgomery (Chicago)	Industrial	2,000	9,303	2,762	8,541
Rockford (Collins Aerospace Systems)	Industrial	480	4,620	474	4,626
Rockford (Sherwin-Williams Co.)	Industrial	1,100	4,451	860	4,691
Sauget (St. Louis, MO)	Industrial	1,890	13,315	1,366	13,839
Schaumburg (Chicago)	Industrial	1,040	4,138	2,283	2,895
Wheeling (Chicago)	Industrial	5,112	13,870	4,431	14,551
Indiana:
Greenwood (Indianapolis)	Industrial	2,250	35,262	3,092	34,420
Indianapolis	Industrial	3,746	21,759	2,240	23,265
Iowa:
Urbandale (Des Moines)	Industrial	310	2,214	1,211	1,313
Kansas:
Edwardsville (Kansas City) (Carlisle Tire)	Industrial	1,185	6,048	2,539	4,694
Edwardsville (Kansas City) (International Paper)	Industrial	2,750	15,544	2,002	16,292
Olathe (Kansas City)	Industrial	2,350	29,387	1,633	30,104
Topeka	Industrial	0	3,680	896	2,784
Kentucky:
Buckner (Louisville)	Industrial	2,280	24,528	3,114	23,694
Frankfort (Lexington)	Industrial	1,850	26,150	2,570	25,430
Louisville	Industrial	1,590	9,714	581	10,723

SEPTEMBER 30, 2018 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
Louisiana:
Covington (New Orleans)	Industrial	$2,720	$15,690	$1,140	$17,270
Maryland:
Beltsville (Washington, DC)	Industrial	3,200	11,312	4,151	10,361
Michigan:
Walker (Grand Rapids)	Industrial	4,034	27,621	1,062	30,593
Livonia (Detroit)	Industrial	320	13,442	2,047	11,715
Orion	Industrial	4,650	18,240	4,489	18,401
Romulus (Detroit)	Industrial	531	4,202	2,043	2,690
Minnesota:
Stewartville (Rochester)	Industrial	900	4,320	554	4,666
Mississippi:
Olive Branch (Memphis, TN)(Anda Pharmaceuticals, Inc.)	Industrial	800	13,750	2,204	12,346
Olive Branch (Memphis, TN)(Milwaukee Tool)	Industrial	2,550	34,365	4,044	32,871
Richland (Jackson)	Industrial	211	1,690	982	919
Ridgeland (Jackson)	Industrial	218	1,667	1,313	572
Missouri:
Kansas City (Bunzl)	Industrial	1,000	8,980	886	9,094
Liberty (Kansas City)	Industrial	723	6,675	3,498	3,900
O’Fallon (St. Louis)	Industrial	264	3,982	2,362	1,884
St. Joseph	Industrial	800	12,564	5,452	7,912
Nebraska:
Omaha	Industrial	1,170	4,775	2,358	3,587
New Jersey:
Carlstadt (New York, NY)	Industrial	1,194	3,748	1,030	3,912
Somerset	Shopping Center	34	3,077	1,590	1,521
New York:
Cheektowaga (Buffalo)	Industrial	4,797	6,164	1,852	9,109
Halfmoon (Albany)	Industrial	1,190	4,336	723	4,803
Hamburg (Buffalo)	Industrial	1,700	33,150	1,700	33,150
North Carolina:
Concord (Charlotte)	Industrial	4,305	28,740	2,314	30,731
Concord (Charlotte)	Industrial	4,307	35,736	1,069	38,974
Fayetteville	Industrial	172	5,280	2,931	2,521
Winston-Salem	Industrial	980	6,266	2,618	4,628
Ohio:
Bedford Heights (Cleveland)	Industrial	990	5,930	1,894	5,026
Cincinnati	Industrial	800	5,950	470	6,280
Kenton	Industrial	855	17,027	455	17,427
Lebanon (Cincinnati)	Industrial	240	4,212	704	3,748
Monroe (Cincinnati)	Industrial	1,800	15,725	1,023	16,502
Richfield (Cleveland)	Industrial	2,677	13,770	3,083	13,364
Stow	Industrial	1,430	17,504	449	18,485
Streetsboro (Cleveland)	Industrial	1,760	17,840	2,973	16,627
West Chester Twp. (Cincinnati)	Industrial	695	5,039	2,305	3,429
Oklahoma:
Oklahoma City (FDX Ground)	Industrial	1,410	11,174	1,599	10,985
Oklahoma City (Bunzl)	Industrial	845	7,884	253	8,476
Oklahoma City (Amazon)	Industrial	1,618	28,261	604	29,275
Tulsa	Industrial	790	2,958	391	3,357
Pennsylvania:
Altoona	Industrial	1,200	7,823	986	8,037
Imperial (Pittsburgh)	Industrial	3,700	16,250	1,076	18,874
Monaca (Pittsburgh)	Industrial	402	7,509	2,957	4,954

SEPTEMBER 30, 2018 (cont’d)	Property		Buildings &	Accumulated	Net Book
	Type	Land	Improvements	Depreciation	Value
South Carolina:
Aiken (Augusta, GA)	Industrial	$1,362	$19,678	$631	$20,409
Charleston (FDX)	Industrial	4,639	16,880	397	21,122
Charleston (FDX Ground)	Industrial	7,103	39,473	169	46,407
Ft. Mill (Charlotte, NC)	Industrial	1,747	15,327	2,655	14,419
Hanahan (Charleston)(SAIC)	Industrial	1,129	12,281	4,343	9,067
Hanahan (Charleston)(FDX Ground)	Industrial	930	6,685	2,071	5,544
Tennessee:
Chattanooga	Industrial	300	4,839	1,389	3,750
Lebanon (Nashville)	Industrial	2,230	11,985	2,151	12,064
Memphis	Industrial	1,235	13,380	2,916	11,699
Shelby County	Vacant Land	11	0	0	11
Texas:
Carrollton (Dallas)	Industrial	1,500	16,319	3,555	14,264
Corpus Christi	Industrial	0	4,808	797	4,011
Edinburg	Industrial	1,000	11,039	1,473	10,566
El Paso	Industrial	3,225	9,206	1,977	10,454
Ft. Worth (Dallas)	Industrial	8,200	27,101	2,201	33,100
Houston	Industrial	1,661	6,502	1,440	6,723
Lindale (Tyler)	Industrial	540	9,426	967	8,999
Mesquite (Dallas)	Industrial	6,248	43,633	1,399	48,482
Spring (Houston)	Industrial	1,890	17,404	2,077	17,217
Waco	Industrial	1,350	11,201	1,498	11,053
Virginia:
Charlottesville	Industrial	1,170	3,286	1,588	2,868
Mechanicsville (Richmond)	Industrial	1,160	6,632	3,007	4,785
Richmond	Industrial	446	4,322	1,545	3,223
Roanoke (CHEP USA)	Industrial	1,853	5,611	1,707	5,757
Roanoke (FDX Ground)	Industrial	1,740	8,460	1,148	9,052
Washington:
Burlington (Seattle/Everett)	Industrial	8,000	22,229	1,427	28,802
Wisconsin:
Cudahy (Milwaukee)	Industrial	980	8,786	3,297	6,469
Green Bay	Industrial	590	5,980	770	5,800
Total as of September 30, 2018		$224,719	$1,494,859	$207,065	$1,512,513

NOTE 3 – ACQUISITIONS, EXPANSIONS AND DISPOSITIONS

Fiscal 2019 Acquisitions

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

We evaluated the property acquisitions which took place during the twelve months ended September 30, 2019, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for all three properties purchased during fiscal 2019 as asset acquisitions and allocated the total cash consideration, including transaction costs of $347,000, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions.

The financial information set forth below summarizes our purchase price allocation for these three properties acquired during the fiscal year 2019 that were accounted for as asset acquisitions (in thousands):

Land	$14,579
Building	122,018
In-Place Leases	2,367

The following table summarizes the operating results included in our consolidated statements of income for the fiscal year ended September 30, 2019 for the three properties acquired during the twelve months ended September 30, 2019 (in thousands):

Year Ended 9/30/2019
Rental Revenues	$7,073
Net Income Attributable to Common Shareholders	1,723

Subsequent to 2019 fiscal yearend, on October 10, 2019, we purchased a newly constructed 616,000 square foot industrial building, situated on 78.6 acres, located in the Indianapolis, IN MSA. The building is 100% net-leased to Amazon.com Services, Inc. for 15 years through August 2034. The lease is guaranteed by Amazon.com, Inc. The purchase price was $81.5 million. We obtained an 18 year, fully-amortizing mortgage loan of $52.5 million at a fixed interest rate of 4.27%. Annual rental revenue over the remaining term of the lease averages $5.0 million.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation, Toyota Tsusho America, Inc’s parent, Toyota Tsusho Corporation and Amazon.com, Inc. are publicly-owned companies that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites.

Fiscal 2019 Expansions

In February 2019, we completed a 155,000 square foot building expansion at our property located in Monroe (Cincinnati), OH for a total project cost of $8.6 million. The expansion resulted in a new 15-year lease which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over the 15-year term. In connection with this expansion, we obtained a 10.6 year , fully-amortizing second mortgage loan of $7.0 million at a fixed interest rate of 3.85%. The maturity of the second mortgage loan coincides with the maturity of the property’s first fully-amortizing mortgage loan which is at a fixed interest rate of 3.77% and has a principal balance of $6.6 million as of the fiscal yearend.

Fiscal 2018 Acquisitions

On November 2, 2017, we purchased a newly constructed 122,000 square foot industrial building, situated on 16.2 acres, located in Charleston, SC. The building is 100% net-leased to FedEx Corporation (FDX), for 15 years through August 2032. The purchase price was $21.9 million. We obtained a 15 year fully-amortizing mortgage loan of $14.2 million at a fixed interest rate of 4.23%. Annual rental revenue over the remaining term of the lease averages $1.3 million.

On November 30, 2017, we purchased a newly constructed 300,000 square foot industrial building, situated on 123.0 acres, located in Oklahoma City, OK. The building is 100% net-leased to Amazon.com Services, Inc. for 10 years through October 2027. The lease is guaranteed by Amazon.com, Inc. The purchase price was $30.3 million. We obtained a 10 year mortgage loan, amortizing over 18 years, of $19.6 million at a fixed interest rate of 3.64%. Annual rental revenue over the remaining term of the lease averages $1.9 million.

On January 22, 2018, we purchased a newly constructed 832,000 square foot industrial building, situated on 62.4 acres, located in Savannah, GA. The building is 100% net-leased to Shaw Industries, Inc. for 10 years through September 2027. The purchase price was $57.5 million. We obtained a 14 year fully-amortizing mortgage loan of $33.3 million at a fixed interest rate of 3.53%. Annual rental revenue over the remaining term of the lease averages $3.6 million.

On April 6, 2018, we purchased a newly constructed 399,000 square foot industrial building, situated on 27.5 acres, located in Daytona Beach, FL. The building is 100% net-leased to B. Braun Medical Inc. for 10 years through April 2028. The purchase price was $30.8 million. We obtained a 15 year fully-amortizing mortgage loan of $19.5 million at a fixed interest rate of 4.25%. Annual rental revenue over the remaining term of the lease averages $2.1 million.

On June 28, 2018, we purchased a newly constructed 363,000 square foot industrial building, situated on 31.3 acres, located in Mobile, AL. The building is 100% net-leased to Amazon.com Services, Inc. for 11 years through November 2028. The lease is guaranteed by Amazon.com, Inc. The purchase price was $33.7 million. We obtained a 14 year fully-amortizing mortgage loan of $19.0 million at a fixed interest rate of 4.14%. Annual rental revenue over the remaining term of the lease averages $2.0 million.

On August 15, 2018, we purchased a newly constructed 265,000 square foot industrial building, situated on 48.9 acres, located in Charleston, SC. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through June 2033. The purchase price was $47.2 million. We obtained a 15 year fully-amortizing mortgage loan of $29.9 million at a fixed interest rate of 3.82%. Annual rental revenue over the remaining term of the lease averages $2.7 million.

On September 6, 2018, we purchased a newly constructed 374,000 square foot industrial building, situated on 92.6 acres, located in Braselton, GA which is in the Atlanta Metropolitan Statistical Area (MSA). The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through February 2033. The purchase price was $61.1 million. We obtained a 15 year fully-amortizing mortgage loan of $39.7 million at a fixed interest rate of 4.02%. Annual rental revenue over the remaining term of the lease averages $3.8 million.

We evaluated the property acquisitions which took place during the twelve months ended September 30, 2018, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for all seven properties purchased during fiscal 2018 as asset acquisitions and allocated the total cash consideration, including transaction costs of $1.1 million, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions.

The financial information set forth below summarizes our purchase price allocation for these seven properties acquired during the fiscal year 2018 that were accounted for as asset acquisitions (in thousands):

Land	$37,330
Building	239,891
In-Place Leases	6,182

The following table summarizes the operating results included in our consolidated statements of income for the fiscal year ended September 30, 2018 for the seven properties acquired during the twelve months ended September 30, 2018 (in thousands):

Year Ended 9/30/2018
Rental Revenues	$7,430
Net Income Attributable to Common Shareholders	2,131

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

Fiscal 2018 Expansions

On November 1, 2017, a parking lot expansion for a property leased to FedEx Ground Package System, Inc., located in Indianapolis, IN was completed for a total project cost of $1.7 million, resulting in a new 10-year lease which extended the prior lease expiration date from April 2024 to October 2027. In addition, the expansion resulted in an increase in annual rent effective from the date of completion $184,000 from $1.5 million, or $4.67 per square foot, to $1.7 million, or $5.23 per square foot.

On September 27, 2018, a parking lot expansion for a property leased to FedEx Ground Package System, Inc., located in Ft. Mill, SC was completed for a total project cost of $1.8 million, resulting in a new 10-year lease which extended the prior lease expiration date from October 2023 to August 2028. In addition, the expansion resulted in an increase in annual rent effective from the date of completion of $183,000 from $1.4 million, or $8.00 per square foot, to $1.6 million, or $9.03 per square foot.

Fiscal 2018 Dispositions

Two leases were set to expire during fiscal 2018 with Kellogg Sales Company (Kellogg) for our 65,000 square foot facility located in Kansas City, MO through July 31, 2018 and our 50,000 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. On December 18, 2017, we sold our property located in Kansas City, MO for $4.9 million, with net sale proceeds of $4.6 million, and on December 22, 2017, we sold our property located in Orangeburg, NY for $6.2 million, with net sale proceeds of $5.9 million. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

On June 1, 2018, we sold a 68,000 square foot building located in Colorado Springs, CO for $5.8 million, with net sale proceeds of $5.5 million. Prior to the sale of this property, it was leased to FedEx Ground Package System, Inc. through September 2018. The tenant informed us that they would not be renewing this lease because they have moved their operations from our former 68,000 square foot facility to our newly constructed 225,000 square foot facility, which is also located in Colorado Springs, CO. On June 9, 2016, we purchased this newly constructed 225,000 square foot industrial building, which is leased to FedEx Ground Package System, Inc. for 10 years through January 2026.

On June 5, 2018, we sold an 88,000 square foot vacant building located in Ft. Myers, FL for $6.4 million, with net sale proceeds of $6.1 million. Prior to this property becoming vacant, it was leased to FedEx Ground Package System, Inc. through June 2017. FedEx Ground Package System, Inc. vacated this property because they moved their operations to our newly constructed 214,000 square foot facility, which is also located in Ft. Myers, FL. We purchased this newly constructed facility on December 30, 2016 and it is leased to FedEx Ground Package System, Inc. for 10 years through August 2027.

These four properties sold during fiscal 2018, resulted in a U.S. GAAP net realized gain of $7.5 million, representing a 51% gain over the depreciated U.S. GAAP basis and a net realized gain over our historic undepreciated cost basis of $1.2 million, representing a 6% net gain over our historic undepreciated cost basis.

Consolidated Statements of Income for the three fiscal years ended September 30, 2019, 2018 and 2017 of properties sold during the periods presented

Since the sale of the four properties sold during fiscal 2018 (as discussed previously) and the one property sold during fiscal 2017, do not represent a strategic shift that has a major effect on our operations and financial results, the operations generated from these five properties are not included in Discontinued Operations. There were no properties sold during fiscal 2019. The following table summarizes (in thousands) the operations of these five properties, prior to their sales, that are included in the accompanying Consolidated Statements of Income for the three fiscal years ended September 30, 2019, 2018 and 2017:

	2019	2018	2017
Rental and Reimbursement Revenue	$0	$929	$2,052
Lease Termination Income	0	210	0
Real Estate Taxes	0	(212)	(352)
Operating Expenses	0	(110)	(169)
Depreciation & Amortization	0	(79)	(514)
Interest Expense	0	(38)	(144)
Income from Operations	0	700	873
Gain (Loss) on Sale of Real Estate Investment	0	7,485	(95)
Net Income	$0	$8,185	$778

Pro forma information (unaudited)

The following unaudited pro forma condensed financial information has been prepared utilizing our historical financial statements and the effect of additional revenue and expenses generated from the properties acquired and expanded subsequent to our 2019 fiscal yearend (see Note 17) and from the properties acquired and expanded during fiscal years 2019 and 2018, assuming that these acquisitions and these completed expansions had occurred as of October 1, 2017, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions and expansions. In addition, Net Income Attributable to Common Shareholders excludes the operations, including the exclusion of the related realized gain, of the four properties sold during fiscal 2018. Furthermore, the net proceeds raised from our public offering of 9.2 million shares of our Common Stock in October 2018 and from our Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the pro forma Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the public offering and the DRIP, as if all the shares raised had occurred on October 1, 2017. Additionally, the net proceeds raised from the issuance of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), through our At-The-Market Sales Agreement Program were used to help fund property acquisitions and, therefore, the pro forma preferred dividend has been adjusted to account for its effect on pro-forma Net Income Attributable to Common Shareholders as if all the preferred stock issuances had occurred on October 1, 2017.

The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Fiscal Year Ended (in thousands, except per share amounts)
	2019	2019	2018	2018
	As Reported	Pro-forma	As Reported	Pro-forma

Rental Revenue	$132,524	$139,380	$115,864	$139,439

Net Income Attributable to Common Shareholders	$11,026	$13,347	$38,815	$35,983

Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.12	$0.14	$0.49	$0.37

NOTE 4 – INTANGIBLE ASSETS

Net intangible assets consist of the estimated value of the acquired in-place leases and the acquired above market rent leases at acquisition for the following properties and are amortized over the remaining term of the lease. Intangible Assets, net of Accumulated Amortization is made up of the following balances as of September 30, 2019 and 2018 (in thousands):

	As of September 30, 2019	As of September 30, 2018
Topeka, KS	$69	$103
Carrollton (Dallas), TX	0	2
Ft. Mill (Charlotte, NC), SC	0	92
Lebanon (Nashville), TN	99	120
Rockford, IL (Sherwin-Williams Co.)	85	105
Edinburg, TX	109	166
Corpus Christi, TX	44	67
Halfmoon (Albany), NY	108	158
Lebanon (Cincinnati), OH	0	54
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals)	520	703
Livonia (Detroit), MI	171	239
Stewartville (Rochester), MN	17	22
Buckner (Louisville), KY	308	330
Edwardsville (Kansas City), KS (International Paper)	292	367
Lindale (Tyler), TX	166	201
Sauget (St. Louis, MO), IL	20	23
Rockford, IL (Collins Aerospace Systems)	61	68
Kansas City, MO	10	15
Monroe, OH (Cincinnati)	333	365
Cincinnati, OH	36	39
Imperial (Pittsburgh), PA	53	62
Burlington (Seattle/Everett), WA	344	375
Colorado Springs, CO	241	279
Hamburg (Buffalo), NY	198	216

	As of September 30, 2019	As of September 30, 2018
Ft. Myers, FL	164	184
Walker (Grand Rapids), MI	415	449
Aiken (Augusta, GA), SC	791	854
Mesquite (Dallas), TX	683	738
Homestead (Miami), FL	475	513
Oklahoma City, OK (Bunzl)	200	240
Concord (Charlotte), NC	539	581
Kenton, OH	389	438
Stow, OH	463	521
Charleston, SC (FDX)	351	378
Oklahoma City, OK (Amazon)	596	670
Savannah, GA (Shaw)	1,247	1,403
Daytona Beach, FL	685	766
Mobile, AL	917	1,017
Charleston, SC (FDX Ground)	622	667
Braselton (Atlanta), GA	930	1,000
Trenton, NJ	1,413	0
Savannah, GA (FDX Ground)	334	0
Lafayette, IN	472	0
Total Intangible Assets, net of Accumulated Amortization	$14,970	$14,590

Amortization expense related to the intangible assets attributable to acquired in-place leases was $1.9 million, $1.5 million and $970,000 for the years ended September 30, 2019, 2018 and 2017, respectively. We estimate that the aggregate amortization expense for these existing intangible assets will be $1.8 million, $1.8 million, $1.6 million, $1.5 million, and $1.4 million for each of the fiscal years 2020, 2021, 2022, 2023 and 2024, respectively. The amount that is being amortized into rental revenue related to the intangible assets attributable to acquired above market leases was $103,000 for the years ended September 30, 2019 and 2018 and $102,000 for the year ended September 30, 2017. We estimate that the aggregate amount that will be amortized into rental revenue for existing intangible assets will be $103,000 for each of the fiscal years 2020 and 2021 and will be $34,000 for the fiscal year 2022.

NOTE 5 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

As of September 30, 2019, we had 22.3 million square feet of property, of which 10.4 million square feet, or 47%, consisting of 60 separate stand-alone leases, were leased to FedEx Corporation (FDX) and its subsidiaries, (5% to FDX and 42% to FDX subsidiaries). These properties are located in 25 different states. As of September 30, 2019, the 60 separate stand-alone leases that are leased to FDX and FDX subsidiaries had a weighted average lease maturity of 8.7 years. None of our properties are subject to a master lease or any cross-collateralization agreements. As of September 30, 2019, the only tenants that leased 5% or more of our total square footage were FDX and its subsidiaries.

The tenants that leased more than 5% of total rentable square footage as of September 30, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
FDX and Subsidiaries	47%	48%	50%
Milwaukee Electric Tool Corporation (lease commenced fiscal 2013, expanded fiscal 2016)	<5%	<5%	5%

During fiscal 2019, the only tenant that accounted for 5% or more of our rental and reimbursement revenue was FDX (including its subsidiaries). Our rental and reimbursement revenue from FDX and its subsidiaries for the fiscal years ended September 30, 2019, 2018 and 2017, respectively, totaled $94.9 million, $80.7 million and $68.2 million, or as a percentage of total rent and reimbursement revenues, 60% (5% from FDX and 55% from FDX subsidiaries), 58% (7% from FDX and 51% from FDX subsidiaries) and 59% (7% from FDX and 52% from FDX subsidiaries). No other tenant accounted for 5% or more of our total Rental and Reimbursement revenue for the fiscal years ended September 30, 2019, 2018 and 2017.

As noted previously, subsequent to fiscal yearend 2019, on October 10, 2019, we purchased a newly constructed 616,000 square foot industrial building, net-leased to Amazon.com Services, Inc. which is guaranteed by Amazon.com, Inc. As a result of this recent purchase, we currently we have 22.9 million total leasable square feet, of which 1.4 million square feet, or 6% of our total leasable square feet, consisting of four separate stand-alone leases are leased to Amazon.com Services, Inc. These properties are located in four different states. We estimate that our rental and reimbursement revenue from Amazon.com Services, Inc. will be approximately 7% of our total rent and reimbursement revenues in fiscal 2020.

NOTE 6 – SECURITIES AVAILABLE FOR SALE

Our Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $185.3 million as of September 30, 2019. Historically, we have aimed to limit the size of our REIT securities portfolio to no more than approximately 10% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. As we announced earlier this year, it is now our goal to gradually reduce the size of our REIT securities portfolio to no more than 5% of our undepreciated assets. We continue to believe that our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our decision to reduce this threshold mainly stems from the implementation of accounting rule ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which took effect at the beginning of this fiscal year. This new rule requires that quarterly changes in the market value of our marketable securities flow through our Consolidated Statements of Income. The implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. Going forward, to achieve our threshold investment goal, we will continually evaluate opportunities to optimize our REIT securities portfolio. Total assets excluding accumulated depreciation were $2.1 billion as of September 30, 2019. Our $185.3 million investment in marketable REIT securities as of September 30, 2019 represented 8.7% of our undepreciated assets.

During the fiscal year ended September 30, 2019, we did not sell or redeem any securities. We received proceeds of $2.6 million and $17.3 million on sales or redemptions of securities available for sale during fiscal years 2018 and 2017, respectively.

We recorded the following realized Gain on Sale of Securities Transactions, net for the fiscal years ended September 30 (in thousands):

	2019	2018	2017
Gross realized gains	$0	$112	$2,321
Gross realized losses	0	(1)	(9)
Gains on Sale of Securities Transactions, net	$0	$111	$2,312

We recognized dividend income from our portfolio of REIT investments for the fiscal years ended September 30, 2019, 2018 and 2017 of $15.1 million, $13.1 million and $6.9 million, respectively. We also made purchases of $55.0 million in Securities Available for Sale at Fair Value during the fiscal year ended September 30, 2019. As of September 30, 2019, we had total net unrealized holding losses on our securities portfolio of $49.4 million. As a result of the adoption of ASU 2016-01, $24.7 million of the net unrealized holding losses have been reflected as Unrealized Holding Gains (Losses) Arising During the Periods in the accompanying Consolidated Statements of Income for the fiscal year ended September 30, 2019 and the remaining $24.7 million of the net unrealized holding losses have been reflected as a reclass to beginning Undistributed Income (Loss).

We normally hold REIT securities long-term and have the ability and intent to hold these securities to recovery. We have determined that none of our security holdings are other than temporarily impaired and therefore all unrealized gains and losses from these securities have been recognized as Unrealized Holding Gains (Losses) Arising During the Periods in our Consolidated Statements of Income. If we were to determine any of our securities to be other than temporarily impaired, we would present these unrealized holding losses as an impairment charge in our Consolidated Statements of Income (Loss).

The following is a listing of our investments in securities at September 30, 2019 (in thousands):

Description	Series	Interest Rate/ Dividend	Number of Shares	Cost	Fair Value
Equity Securities - Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	400	$7,967	$3,444
Cedar Realty Trust, Inc.	B	7.25%	6	136	144
Dynex Capital, Inc.	A	8.50%	10	250	256
iStar Financial, Inc.	D	8.00%	10	232	261
iStar Financial, Inc.	I	7.50%	60	1,301	1,547
Pennsylvania Real Estate Investment Trust	D	6.875%	120	2,150	2,431
Pennsylvania Real Estate Investment Trust	B	7.375%	120	2,216	2,484
UMH Properties, Inc. (1)	B	8.00%	100	2,500	2,600
Total Equity Securities - Preferred Stock				$16,752	$13,167

Description	Number of Shares	Cost	Fair Value
Equity Securities - Common Stock:
CBL & Associates Properties, Inc.	4,000	$33,525	$5,160
Franklin Street Properties	1,000	8,478	8,460
Industrial Logistics Property Trust	700	13,789	14,875
Kimco Realty Corporation	1,700	27,937	35,496
Office Properties Income Trust	659	37,892	20,192
Pennsylvania Real Estate Investment Trust	1,800	13,443	10,296
Senior Housing Property Trust	1,100	17,871	10,181
Tanger Factory Outlet REIT Centers	600	12,300	9,288
VEREIT, Inc.	3,500	27,891	34,230
Washington Prime Group, Inc.	1,500	11,860	6,210
UMH Properties, Inc. (1)	1,257	12,935	17,693
Total Equity Securities - Common Stock		$217,921	$172,081

Description	Interest Rate/ Dividend	Number of Shares	Cost	Fair Value
Modified Pass-Through Mortgage-Backed Securities:
Government National Mortgage Association (GNMA)	6.50%	500	$2	$2

Total Securities Available for Sale			$234,675	$185,250

(1)	Investment is in a related company. See Note No. 11 for further discussion.

The following is a listing of our investments in securities at September 30, 2018 (in thousands):

Description	Series	Interest Rate/ Dividend	Number of Shares	Cost	Fair Value
Equity Securities - Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	200	$4,808	$3,194
Cedar Realty Trust, Inc.	B	7.25%	6	136	143
Dynex Capital, Inc.	A	8.50%	10	250	254
iStar Financial, Inc.	D	8.00%	3	71	86
iStar Financial, Inc.	I	7.50%	41	872	1,006
UMH Properties, Inc. (1)	B	8.00%	100	2,500	2,626
Total Equity Securities - Preferred Stock				$8,637	$7,309

Description	Number of Shares	Cost	Fair Value
Equity Securities - Common Stock:
CBL & Associates Properties, Inc.	4,000	$33,525	$15,960
Franklin Street Properties	700	6,419	5,593
Government Properties Income Trust	1,580	26,156	17,838
Industrial Logistics Property Trust	100	2,117	2,301
Kimco Realty Corporation	1,200	20,338	20,088
Pennsylvania Real Estate Investment Trust	200	1,993	1,892
Select Income REIT	800	17,395	17,552
Senior Housing Property Trust	900	15,463	15,804
VEREIT, Inc.	3,100	25,016	22,506
Washington Prime Group, Inc.	1,300	10,542	9,490
UMH Properties, Inc. (1)	1,188	12,061	18,584
Total Equity Securities - Common Stock		$171,025	$147,608

Description	Interest Rate/ Dividend	Number of Shares	Cost	Fair Value
Modified Pass-Through Mortgage-Backed Securities:
Government National Mortgage Association (GNMA)	6.50%	500	$3	$4

Total Securities Available for Sale			$179,665	$154,921

(1)	Investment is in a related company. See Note No. 11 for further discussion.

NOTE 7- MORTGAGE NOTES AND LOANS PAYABLE

Mortgage Notes Payable:

As of September 30, 2019, we owned 114 properties, of which 59 carried Fixed Rate Mortgage Notes Payable with outstanding principal balances totaling $752.9 million. Interest is payable on these mortgages at fixed rates ranging from 3.45% to 6.875%, with a weighted average interest rate of 4.03%. This compares to a weighted average interest rate of 4.07% as of September 30, 2018. As of September 30, 2019, the weighted average loan maturity of the Mortgage Notes Payable was 11.3 years. This compares to a weighted average loan maturity of the Mortgage Notes Payable of 11.7 years as of September 30, 2018.

As described in Note 3, during fiscal year ended September 30, 2019, we entered into three mortgages in connection with the acquisitions of properties in Trenton, NJ; Savannah, GA (FDX Ground) and Lafayette, IN. These three mortgages consisted of three 15 year fully-amortizing mortgage loans. These three mortgage loans originally totaled $89.5 million, with an original weighted average mortgage loan maturity of 15.0 years and a weighted average interest rate of 4.21%.

During the fiscal year ended September 30, 2019, we fully repaid the mortgage loans for five of our properties located in Tampa, FL; Lebanon, TN; Hanahan, SC; Ft. Mill, SC and Denver, CO, totaling $12.5 million.

During the fiscal year ended September 30, 2018, we fully repaid the mortgage loans for five of our properties located in Colorado Springs, CO; Richfield (Cleveland), OH; Tampa, FL; West Chester Twp. (Cincinnati), OH and Orlando, FL, totaling $12.5 million.

The following is a summary of our Fixed Rate Mortgage Notes Payable as of September 30, 2019 and 2018 (in thousands):

	9/30/19		9/30/18
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$752,916	4.03%	$719,768	4.07%

Debt Issuance Costs	$11,733		$11,716
Accumulated Amortization of Debt Issuance Costs	(3,745)		(3,494)
Unamortized Debt Issuance Costs	$7,988		$8,222

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$744,928		$711,546

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

The following is a summary of our mortgage notes payable by property at September 30, 2019 and 2018 (in thousands):

Property		Fixed Rate	Maturity Date	Balance 9/30/19	Balance 9/30/18
Tampa, FL (FDX Ground)	(1)	6.00%	03/01/19	$0	$5,144
Lebanon, TN (Nashville)	(1)	7.60%	07/10/19	0	7,217
Ft. Mill, SC (Charlotte, NC)	(1)	7.00%	10/10/19	0	725
Denver, CO	(1)	6.07%	11/01/19	0	414
Hanahan, SC (Charleston)(Amazon)	(1)	5.54%	01/21/20	0	466
Augusta, GA (FDX Ground)		5.54%	02/01/20	102	339
Huntsville, AL		5.50%	03/01/20	140	371
Topeka, KS		6.50%	08/10/21	584	860
Streetsboro, OH (Cleveland)		5.50%	11/01/21	8,680	9,300
Kansas City, MO		5.18%	12/01/21	6,457	6,633
Olive Branch, MS (Memphis, TN)(Anda Pharmaceuticals, Inc.)		4.80%	04/01/22	6,927	7,564
Waco, TX		4.75%	08/01/22	3,931	4,235
Houston, TX		6.88%	09/10/22	1,643	2,148
Tolleson, AZ (Phoenix)		3.95%	11/01/22	2,882	3,720
Edwardsville, KS (Kansas City)(International Paper)		3.45%	11/01/23	8,421	9,189
Spring, TX (Houston)		4.01%	12/01/23	7,287	7,925
Memphis, TN		4.50%	01/01/24	4,202	5,061
Oklahoma City, OK (FDX Ground)		4.35%	07/01/24	2,890	3,416
Indianapolis, IN		4.00%	09/01/24	9,454	10,437
Frankfort, KY (Lexington)		4.84%	12/15/24	15,672	16,639
Carrollton, TX (Dallas)		6.75%	02/01/25	5,623	6,456
Altoona, PA	(2)	4.00%	10/01/25	2,848	3,253
Green Bay, WI	(2)	4.00%	10/01/25	2,311	2,640
Stewartville, MN (Rochester)	(2)	4.00%	10/01/25	1,852	2,116
Carlstadt, NJ (New York, NY)		5.25%	05/15/26	1,408	1,580
Roanoke, VA (FDX Ground)		3.84%	07/01/26	3,905	4,395
Livonia, MI (Detroit)		4.45%	12/01/26	5,649	6,295
Oklahoma City, OK (Amazon)		3.64%	12/01/27	18,206	19,014
Olive Branch, MS (Memphis, TN)(Milwaukee Tool)		3.76%	10/01/28	19,917	21,723
Tulsa, OK		4.58%	11/01/28	1,552	1,685
Oklahoma City, OK (Bunzl)		4.13%	07/01/29	5,124	5,538
Lindale, TX (Tyler)		4.57%	11/01/29	5,242	5,638
Sauget, IL (St. Louis, MO)		4.40%	11/01/29	7,956	8,564
Jacksonville, FL (FDX Ground)		3.93%	12/01/29	15,072	16,244
Imperial, PA (Pittsburgh)		3.63%	04/01/30	10,407	11,200
Monroe, OH (Cincinnati)	(3)	3.77%	04/01/30	6,626	7,126
Monroe, OH (Cincinnati)	(3)	3.85%	04/01/30	7,000	0
Greenwood, IN (Indianapolis)		3.91%	06/01/30	18,780	20,159
Ft. Worth, TX (Dallas)		3.56%	09/01/30	19,342	20,754
Concord, NC (Charlotte)		3.87%	12/01/30	16,654	17,813
Covington, LA (New Orleans)		4.08%	01/01/31	10,425	11,134
Burlington, WA (Seattle/Everett)		3.67%	05/01/31	16,635	17,757
Louisville, KY		3.74%	07/01/31	6,121	6,525
Colorado Springs, CO		3.90%	07/01/31	15,632	16,652
Davenport, FL (Orlando)		3.89%	09/01/31	22,274	23,703
Olathe, KS (Kansas City)		3.96%	09/01/31	18,759	19,957
Hamburg, NY (Buffalo)		4.03%	11/01/31	20,075	21,329
Ft. Myers, FL (FDX Ground)		3.97%	01/01/32	12,510	13,281
Savannah, GA		3.53%	02/01/32	30,304	32,216
Walker, MI (Grand Rapids)		3.86%	05/01/32	18,365	19,469
Mesquite, TX (Dallas)		3.60%	07/01/32	29,171	30,928

Property	Fixed Rate	Maturity Date	Balance 9/30/19	Balance 9/30/18
Aiken, SC (Augusta, GA)	4.20%	07/01/32	$13,683	$14,471
Homestead, FL (Miami)	3.60%	07/01/32	21,989	23,314
Mobile, AL	4.14%	07/01/32	17,802	18,832
Concord, NC (Charlotte)	3.80%	09/01/32	23,492	24,863
Kenton, OH	4.45%	10/01/32	10,874	11,473
Stow, OH	4.17%	10/01/32	11,484	12,130
Charleston, SC (FDX)	4.23%	12/01/32	12,968	13,683
Daytona Beach, FL	4.25%	05/31/33	18,224	19,188
Charleston, SC (FDX Ground)	3.82%	09/01/33	28,356	29,860
Braselton, GA (Atlanta)	4.02%	10/01/33	37,898	39,700
Buckner, KY (Louisville)	4.17%	11/01/33	14,566	15,307
Trenton, NJ	4.13%	11/01/33	52,759	0
Savannah, GA (FDX Ground)	4.40%	12/01/33	16,872	0
Lafayette, IN	4.25%	08/01/34	16,932	0
Total Mortgage Notes Payable			$752,916	$719,768

(1)	Loan was paid in full during fiscal 2019.
(2)	One self-amortizing loan is secured by Altoona, PA, Green Bay, WI and Stewartville (Rochester), MN.
(3)	Two self-amortizing loans secured by same property.

Principal on the foregoing debt at September 30, 2019 is scheduled to be paid as follows (in thousands):

Year Ending September 30,	2020	$53,394
	2021	55,360
	2022	77,516
	2023	56,240
	2024	69,293
	Thereafter	441,113
	Total	$752,916

The above table does not include an 18 year, fully-amortizing mortgage loan of $52.5 million at a fixed interest rate of 4.27%, which was obtained subsequent to the 2019 fiscal yearend in connection with the purchase of a property for $81.5 million.

Loans Payable:

BMO Capital Markets

As of September 30, 2019, Loans Payable represented $95.0 million drawn down on our $200.0 million unsecured line of credit facility (the “Old Facility”). As further described below, subsequent to the fiscal yearend 2019, the Old Facility was replaced by a new facility (the “New Facility”) consisting of a $225.0 million unsecured line of credit facility (the “New Revolver”) and a new $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the New Revolver and the Term Loan of $300.0 million. In addition, the New Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The Old Facility was originally set to mature in September 2020 with a one-year extension at our option (subject to various conditions as specified in the loan agreement). During the fiscal year ended September 30, 2019, we had net paydowns of $65.0 million under the Old Facility. Availability under the Old Facility was limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties was determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Effective in March 2018, the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 7.0% to 6.5%, thus increasing the value of the borrowing base properties under the terms of the Old Facility. Borrowings under the Old Facility, at our election, either i) bore interest at LIBOR plus 140 basis points to 220 basis points, depending on our leverage ratio, or ii) bore interest at Bank of Montreal’s (BMO’s) prime lending rate plus 40 basis points to 120 basis points, depending on our leverage ratio. Our borrowings as of September 30, 2019, based on our leverage ratio as of September 30, 2019, bore interest at LIBOR plus 170 basis points, which was at an interest rate of 3.74% as of September 30, 2019. In addition, we had a $100.0 million accordion feature, bringing the total potential availability under the Old Facility (subject to various conditions as specified in the loan agreement) up to $300.0 million.

The New Facility was arranged by BMO Capital Markets Corp, J.P. Morgan Chase Bank, N.A. (“JPMorgan”), and RBC Capital Markets (“RBC”), who served as joint lead arrangers and joint book runners. Bank of Montreal served as administrative agent and JPMorgan and RBC acted as co-syndication agents. The $225.0 million New Revolver matures in January 2024, with two options to extend for additional six-month periods, at our option and has a $100.0 million accordion feature, bringing the total potential availability under the New Revolver (subject to various conditions as specified in the loan agreement) up to $325.0 million. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the Old Facility to 6.25% under the New Facility, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the New Revolver was lowered and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the New Revolver at LIBOR plus 145 basis points, which results in an interest rate of 3.21%. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan, at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%. We currently have $10.0 million drawn down under the New Revolver and $75.0 million outstanding under the Term Loan.

Margin Loans

From time to time we use a margin loan for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. This loan is due on demand and is collateralized by our securities portfolio. We must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and was 2.50% and 2.75% as of September 30, 2019 and 2018, respectively, and is currently at 2.25%. At September 30, 2019 there were no amounts drawn down under the margin loan and as of September 30, 2018 there was $26.6 million drawn down under the margin loan.

For the three fiscal years ended September 30, 2019, 2018 and 2017, amortization of financing costs included in interest expense was $1.3 million, $1.2 million and $1.2 million, respectively.

NOTE 8 - OTHER LIABILITIES

Other liabilities consist of the following as of September 30 (in thousands):

	9/30/19	9/30/18
Rent paid in advance	$10,683	$9,401
Unearned reimbursement revenue	5,385	5,815
Tenant security deposits	691	715
Other	648	495
Total	$17,407	$16,426

NOTE 9 - STOCK COMPENSATION PLAN

At our Annual Meeting held on May 18, 2017, our common shareholders approved our Amended and Restated 2007 Incentive Award Plan (the Plan) which extended the term of our 2007 Incentive Award Plan for an additional 10 years, until March 13, 2027, added 1.6 million shares of common stock to the share reserve, expanded the types of awards available for grant under the Plan and made other improvements to the 2007 Plan.

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

No participant may receive awards during any calendar year covering more than 200,000 shares of common stock or more than $1.5 million in cash. Regular annual awards granted to non-employee directors as compensation for services as non-employee directors during any fiscal year may not exceed $100,000 in value on the date of grant, and the grant date value of any special or one-time award upon election or appointment to the Board of Directors may not exceed $200,000.

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

Stock Options

During fiscal 2019, thirteen employees were granted options to purchase 450,000 shares. During fiscal 2018, one employee was granted options to purchase 65,000 shares. During fiscal 2017, eleven employees were granted options to purchase 280,000 shares. The fair value of these options that were issued during the fiscal years 2019, 2018 and 2017 was $528,000, $120,000, and $416,000. The value of these options was determined based on the assumptions below and is being amortized over a one-year vesting period. For the fiscal years ended September 30, 2019, 2018 and 2017, amounts charged to compensation expense related to stock options totaled $464,000, $168,000 and $350,000, respectively. The remaining unamortized stock option expense was $94,000 as of September 30, 2019 which will be expensed in fiscal 2020.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2019, 2018 and 2017:

	2019	2018	2017
Dividend yield	5.03%	3.82%	4.44%
Expected volatility	17.17%	16.45%	18.84%
Risk-free interest rate	2.88%	2.37%	2.26%
Expected lives (years)	8	8	8
Estimated forfeitures	0	0	0

A summary of the status of our stock option plan as of September 30, 2019, 2018 and 2017 is as follows (shares in thousands):

		2019		2018		2017
	2019 Shares	Weighted Average Exercise Price	2018 Shares	Weighted Average Exercise Price	2017 Shares	Weighted Average Exercise Price

Outstanding at beginning of year	695	$12.17	670	$11.75	455	$9.46
Granted	450	13.53	65	17.80	280	14.43
Exercised	(65)	8.72	(40)	14.24	(65)	7.22
Expired/Forfeited	0	0	0	0	0	0
Outstanding at end of year	1,080	12.95	695	12.17	670	11.75

Exercisable at end of year	630		630		390

Weighted-average fair value of options granted during the year		$1.17		$1.84		$1.49

The following is a summary of stock options outstanding as of September 30, 2019:

Date of Grant	Number of Grants	Number of Shares (in thousands)	Option Price	Expiration Date
01/03/12	1	65	9.33	01/03/20
01/03/13	1	65	10.46	01/03/21
01/03/14	1	65	8.94	01/03/22
01/05/15	1	65	11.16	01/05/23
01/05/16	1	65	10.37	01/05/24
12/09/16	8	175	14.24	12/09/24
01/04/17	1	65	15.04	01/04/25
01/03/18	1	65	17.80	01/03/26
12/10/18	12	385	13.64	12/10/26
01/10/19	1	65	12.86	01/10/27
		1,080

The aggregate intrinsic value of options outstanding as of September 30, 2019, 2018 and 2017 was $1.8 million, $3.2 million and $3.0 million, respectively. The intrinsic value of options exercised in fiscal years 2019, 2018 and 2017 was $267,000, $141,000, and $586,000, respectively. The weighted-average remaining contractual term of the above options was 5.1, 4.3 and 5.1 years as of September 30, 2019, 2018 and 2017, respectively.

Unrestricted Stock

Effective September 12, 2017, a portion of our quarterly directors’ fee was paid with our unrestricted common stock. During fiscal 2019, 5,000 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $13.58 per share. During fiscal 2018, 4,000 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $16.10 per share. During fiscal 2017, 1,000 unrestricted shares of common stock were granted with a fair value on the grant date of $15.92 per share.

Restricted Stock

During fiscal 2019, we awarded 25,000 shares of restricted stock to one participant under our Plan. During fiscal 2018, we awarded 13,000 shares of restricted stock to one participant under our Plan. In September 2017, we awarded 11,000 shares of restricted stock to eleven participants under our Plan. The grant date fair value of restricted stock grants awarded to participants was $386,000, $206,000 and $175,000 in fiscal 2019, 2018 and 2017, respectively. These grants vest in equal installments over five years. As of September 30, 2019, there remained a total of $616,000 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the Plan and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 3.3 years. For the fiscal years ended September 30, 2019, 2018 and 2017, amounts charged to compensation expense related to restricted stock grants totaled $258,000, $207,000 and $261,000, respectively.

A summary of the status of our non-vested restricted stock awards as of September 30, 2019, 2018 and 2017 are presented below (shares in thousands):

		2019		2018		2017
	2019 Shares	Weighted-Average Grant Date Fair Value	2018 Shares	Weighted-Average Grant Date Fair Value	2017 Shares	Weighted-Average Grant Date Fair Value

Non-vested at beginning of year	78	$13.18	90	$12.15	118	$11.35
Granted	25	15.45	13	16.47	11	15.92
Dividend Reinvested Shares	5	13.11	4	15.42	5	13.99
Vested	(31)	(14.33)	(29)	(16.99)	(44)	(15.74)
Forfeited	0	0	0	0	0	0
Non-vested at end of year	77	$13.94	78	$13.18	90	$12.15

As of September 30, 2019, there were 1.2 million shares available for grant under the Plan.

NOTE 10 - INCOME FROM LEASES

We derive income primarily from operating leases on our commercial properties. At September 30, 2019, we held investments in 114 properties totaling 22.3 million square feet with an occupancy rate of 98.9%. Subsequent to fiscal yearend 2019, effective November 1, 2019, we leased one of our previously vacant properties consisting of 60,000 square feet for 12.5 years, increasing our current overall occupancy rate to 99.2%. In general, these leases are written for periods up to 10 years or more with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

As of September 30, 2019, we had a weighted average lease maturity of 7.6 years and our average annualized rent per occupied square foot was $6.20. Approximate minimum base rents due under non-cancellable leases as of September 30, 2019 are scheduled as follows (in thousands):

Fiscal Year	Amount
2020	$132,947
2021	130,863
2022	124,380
2023	119,725
2024	108,844
thereafter	482,571
Total	$1,099,330

NOTE 11 - RELATED PARTY TRANSACTIONS

Five of our 13 directors are also directors and shareholders of UMH. We hold common and preferred stock of UMH in our securities portfolio. See Note 6 for current holdings. During fiscal 2019, we made total purchases of 68,000 common shares of UMH for a total cost of $874,000, or a weighted average cost of $12.78 per share, which were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. We owned a total of 1.3 million UMH common shares as of September 30, 2019 at a total cost of $12.9 million and a fair value of $17.7 million representing 3.1% of the outstanding common shares of UMH. In addition, as of September 30, 2019, we owned 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2.5 million with a fair value of $2.6 million. The total unrealized gain on our investment in UMH’s common and preferred stock as of September 30, 2019 was $4.9 million. During fiscal 2019, UMH made total purchases of 127,000 of our common shares through our DRIP for a total cost of $1.7 million, or a weighted average cost of $13.13 per share.

As of September 30, 2019, we had 16 full-time employees and one part-time employee. Our Chairman of the Board is also the Chairman of the Board of UMH. Other than our Chairman of the Board, we do not share any employees with UMH.

Effective September 30, 2019, we terminated our lease pertaining to our former corporate office space located in Freehold, NJ. Mr. Eugene W. Landy, the Founder and Chairman of the Board, owns a 24% interest in the entity that is the landlord of this property located in Freehold, NJ. UMH’s corporate offices remain in Freehold, NJ. Effective September 18, 2019, MREIC moved its corporate offices to Holmdel, NJ.

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

Federal Excise Tax

We do not have a Federal excise tax liability for the calendar years 2019, 2018 and 2017, since we intend to or have distributed all of our annual Federal taxable net income.

Reconciliation Between U.S. GAAP Net Income and Taxable Income

The following table reconciles Net Income Attributable to common shares to taxable income for the years ended September 30, 2019, 2018 and 2017 (in thousands):

	2019 Estimated (unaudited)	2018 Actual	2017 Actual
Net income attributable to common shareholders	$11,026	$38,815	$22,942
Book / tax difference on gains realized from capital transactions	0	(7,596)	(2,312)
Stock compensation expense	784	434	625
Deferred compensation	0	0	0
Other book / tax differences, net	1,650	(1,039)	(1,596)
Taxable income before adjustments	13,460	30,614	19,659
Add: capital gains	19,680	7,996	567
Estimated taxable income subject to 90% dividend requirement	$33,140	$38,610	$20,226

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended September 30, 2019, 2018 and 2017 (in thousands):

	2019 Estimated (unaudited)	2018 Actual	2017 Actual
Cash dividends paid	$63,742	$53,586	$46,289
Less: Portion designated capital gains distribution	(19,680)	(7,996)	(567)
Less: Return of capital	(30,602)	(14,976)	(7,361)
Estimated dividends paid deduction	$13,460	$30,614	$38,361

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

Amounts received in connection with the DRIP and shares issued in connection with the DRIP for the fiscal years ended September 30, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Amounts received	$73,965	$90,029	$91,932
Less: Dividend reinvestments	16,886	12,928	10,126
Amounts received, net	$57,079	$77,101	$81,806

Number of Shares Issued	5,601	5,816	6,633

The following cash distributions were paid to common shareholders during the years ended September 30, 2019, 2018 and 2017 (in thousands):

	2019		2018		2017
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share
December 31	$15,570	$0.17	$13,017	$0.17	$11,184	$0.16
March 31	15,825	0.17	13,303	0.17	11,429	0.16
June 30	16,064	0.17	13,523	0.17	11,698	0.16
September 30	16,283	0.17	13,743	0.17	11,978	0.16
	$63,742	$0.68	$53,586	$0.68	$46,289	$0.64

On October 1, 2015, our Board of Directors approved a 6.7% increase in our quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. This represented an annualized dividend rate of $0.64 per share. On October 2, 2017, our Board of Directors approved a 6.3% increase in our quarterly common stock dividend, raising it to $0.17 per share from $0.16 per share. This represents an annualized dividend rate of $0.68 per share. These two dividend raises represent a total increase of 13%. We have maintained or increased our common stock cash dividend for 28 consecutive years. On October 1, 2019, our Board of Directors approved a cash dividend of $0.17 per share, to be paid on December 16, 2019, to shareholders of record at the close of business on November 15, 2019. This represents an annualized dividend rate of $0.68 per share.

In October 2018, we completed a public offering of 9.2 million shares of our common stock (including the underwriters’ option to purchase 1.2 million additional shares) at a price of $15.00 per share, before underwriting discounts. This was our first common stock offering since 2014 and represented an 11.3% increase in our outstanding common shares. We received net proceeds from the offering, after deducting underwriting discounts and all other transaction costs, of $132.3 million.

Preferred Stock

7.625% Series A Cumulative Redeemable Preferred Stock

On September 14, 2016, we announced that we intended to redeem all 2.1 million issued and outstanding shares of our 7.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (7.625% Series A Preferred Stock). We redeemed all of the 7.625% Series A Preferred Stock on October 14, 2016 at a redemption price of $25.00 per share, plus all dividends accrued and unpaid, up to and including the redemption date, in an amount equal to $0.23299 per share.

Prior to the redemption of the 7.625% Series A Preferred Stock, the annual dividend was $1.90625 per share, or 7.625%, of the $25.00 per share liquidation value and was payable quarterly in arrears on March 15, June 15, September 15, and December 15.

Our Board of Directors has authorized and we have paid the following dividend, representing the final dividend payment at time of redemption of the 7.625% Series A Preferred Stock for the fiscal years ended September 30, 2017 (in thousands except per share amounts):

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
9/14/16	10/14/16	10/14/16	$499	$0.23299

7.875% Series B Cumulative Redeemable Preferred Stock

On May 5, 2017, we announced that we intended to redeem all 2.3 million issued and outstanding shares of our 7.875% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (7.875% Series B Preferred Stock). We redeemed all of the outstanding shares of the 7.875% Series B Preferred Stock on June 7, 2017, at a redemption price of $25.00 per share, totaling $57.5 million, plus accumulated and unpaid dividends for the period from June 1, 2017 up to and not including, the redemption date, in an amount equal to $0.0328125, totaling $75,000, for a total cash payment of $25.0328125 per share, totaling $57.6 million. We recognized a deemed dividend of $2.5 million on the Consolidated Statement of Income for the fiscal year ended September 30, 2017, which represents the difference between redemption value and carrying value net of original deferred issuance costs.

Prior to its redemption, the annual dividend of the 7.875% Series B Preferred Stock was $1.96875 per share, or 7.875%, of the $25.00 per share liquidation value and was payable quarterly in arrears on March 15, June 15, September 15, and December 15.

Our Board of Directors has authorized and we have paid the following dividends on the Series B Preferred Stock for the fiscal years ended September 30, 2017 (in thousands except per share amounts):

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/3/16	11/15/16	12/15/16	$1,132	$0.4921875
1/17/17	2/15/17	3/15/17	1,132	0.4921875
4/4/17	5/15/17	6/15/17	1,132	0.4921875
5/5/17	6/7/17	6/7/17	76	0.0328125	(1)
			$3,472	$1.5093750

(1)	Represents final dividend payment at time of redemption of the 7.875% Series B Preferred Stock

6.125% Series C Cumulative Redeemable Preferred Stock

On September 13, 2016, we issued 5.4 million shares of 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), at an offering price of $25.00 per share in an underwritten public offering. We received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of $130.5 million. On September 15, 2016, we used $45.0 million of such net proceeds from the offering to reduce the amounts outstanding under our Facility and on October 14, 2016, and as discussed above, we used $53.5 million of such net proceeds from the offering to redeem all of the 2.1 million issued and outstanding shares of our 7.625% Series A Preferred Stock. In addition, on October 14, 2016, we used $499,000 of such net proceeds from the offering to pay all dividends, accrued and unpaid, up to and including the redemption date of the 7.625% Series A Preferred Stock.

On March 9, 2017, we issued an additional 3.0 million shares of our 6.125% Series C Preferred Stock, liquidation preference of $25.00 per share, at a public offering price of $24.50 per share, for gross proceeds of $73.5 million before deducting the underwriting discount and offering expenses. Net proceeds from the offering, after deducting underwriting discounts and other offering expenses were $71.0 million. As discussed above, we used the net proceeds from this offering to redeem all of the outstanding shares of our 7.875% Series B Preferred Stock.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share, or our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $96.5 million. Sales of shares of our 6.125% Series C preferred stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C preferred stock, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through September 30, 2019, we sold 5.5 million shares under these programs at a weighted average price of $24.81 per share, and generated net proceeds, after offering expenses, of $134.0 million, of which 2.4 million shares were sold during the fiscal year ended September 30, 2019 at a weighted average price of $24.49 per share, and generated net proceeds, after offering expenses, of $58.2 million. As of September 30, 2019, there is $59.8 million remaining that may be sold under the Preferred Stock ATM Program.

As of September 30, 2019, 13.9 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

We have been and we intend to continue to use the proceeds raised through the Preferred Stock ATM Program to purchase properties and fund expansions of our existing properties in the ordinary course of business and for general corporate purposes.

Our Board of Directors has authorized and we have paid the following dividends on our 6.125% Series C Preferred Stock for the fiscal years ended September 30, 2019, 2018 and 2017 (in thousands except per share amounts):

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/1/18	11/15/18	12/17/18	$4,415	$0.3828125
1/16/19	2/15/19	3/15/19	4,424	0.3828125
4/2/19	5/15/19	6/17/19	4,681	0.3828125
7/1/19	8/15/19	9/16/19	4,945	0.3828125
			$18,465	$1.53125

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/2/17	11/15/17	12/15/17	$4,081	$0.3828125
1/16/18	2/15/18	3/15/18	4,221	0.3828125
4/2/18	5/15/18	6/15/18	4,248	0.3828125
7/2/18	8/15/18	9/17/18	4,327	0.3828125
			$16,877	$1.53125

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/3/16	11/15/16	12/15/16	$1,792	$0.3317708
1/17/17	2/15/17	3/15/17	2,067	0.3828125
4/4/17	5/15/17	6/15/17	3,216	0.3828125
7/3/17	8/15/17	9/15/17	3,455	0.3828125
			$10,530	$1.4802083

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

On October 1, 2019, our Board of Directors declared a quarterly dividend for the period September 1, 2019 through November 30, 2019, of $0.3828125 per share to be paid December 16, 2019 to shareholders of record as of the close of business on November 15, 2019.

Repurchase of Stock

On January 16, 2019, our Board of Directors authorized a $40.0 million increase to our previously announced $10.0 million Common Stock Repurchase Program (the “Program”), bringing the total available under the Program to $50.0 million. The timing, manner, price and amount of any repurchase will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. To date, we have not repurchased any common stock pursuant to the Program and we may elect not to repurchase any common stock in the future. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice. We did not reacquire any of our shares of Common Stock during the fiscal year ended September 30, 2019, nor do we possess any reacquired shares of Common Stock as of September 30, 2019. The maximum dollar value that may be purchased under the Repurchase Program as of September 30, 2019 is $50.0 million.

NOTE 14 - FAIR VALUE MEASUREMENTS

We follow ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. Our financial assets consist mainly of marketable REIT securities.

The fair value of these certain financial assets was determined using the following inputs at September 30, 2019 and 2018 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019:
Securities available for sale	$185,250	$185,250	$0	$0
September 30, 2018:
Securities available for sale	$154,921	$154,921	$0	$0

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to us for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At September 30, 2019, the fixed rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $769.3 million and the carrying value amounted to $752.9 million. When we acquired a property, prior to April 1, 2017, that was accounted for as a business combination, it was required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements were estimated based on independent third-party appraisals and fell within level 3 of the fair value hierarchy.

NOTE 15 - CASH FLOW

During fiscal years 2019, 2018 and 2017, we paid cash for interest of $35.9 million, $31.3 million and $24.3 million, respectively.

During fiscal years 2019, 2018 and 2017, we had $16.9 million, $12.9 million and $10.1 million, respectively, of dividends which were reinvested that required no cash transfers.

NOTE 16 – CONTINGENCIES, COMMITMENTS AND LEGAL MATTERS

From time to time, we can be subject to claims and litigation in the ordinary course of business. We do not believe that any such claim or litigation will have a material adverse effect on our consolidated balance sheet or results of operations.

In addition to the $81.5 million property purchased subsequent to our fiscal yearend, as described below, we have entered into agreements to purchase four new build-to-suit, industrial buildings that are currently being developed in North Carolina, Ohio (2) and Utah, totaling 997,000 square feet. These future acquisitions have net-leased terms ranging from 10 to 15 years with a weighted average lease term of 14.2 years. The total purchase price for these four properties is $150.5 million. Three of these four properties, consisting of 844,000 square feet, or 85%, are leased to FDX or its subsidiaries. All four properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing three of these transactions during fiscal 2020 and one during early fiscal 2021. In connection with one of these four properties, we have entered into a commitment to obtain a 10 year, fully-amortizing mortgage loan of $9.4 million with a fixed interest rate of 3.47%.

On September 18, 2019, we moved our headquarters to the Bell Works complex located in Holmdel, NJ. Our new headquarters comprises 13,000 square feet of office space and is leased for 10 years with two, five year extension options at fair market rent, as defined in the lease agreement. Initial annual rent is at a rate of $410,000 or $31.00 per square foot, with 2% annual escalations. The base rent includes our proportionate share of real estate taxes and common area maintenance and we will be responsible for increases in real estate taxes and common area maintenance above our 2019 base year actual amounts. In addition, we received four months of free rent and a tenant improvement allowance of $48.00 per square foot.

NOTE 17 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

Subsequent to fiscal yearend 2019, on October 10, 2019, we purchased a newly constructed 616,000 square foot industrial building, situated on 78.6 acres, located in the Indianapolis, IN MSA. The building is 100% net-leased to Amazon.com Services, Inc. for 15 years through August 2034. The lease is guaranteed by Amazon.com, Inc. The purchase price was $81.5 million. We obtained an 18 year, fully-amortizing mortgage loan of $52.5 million at a fixed interest rate of 4.27%. Annual rental revenue over the remaining term of the lease averages $5.0 million.

Subsequent to the fiscal yearend 2019, on November 15, 2019, we entered into New Facility consisting of a $225.0 million New Revolver and a new $75.0 million Term Loan, resulting in the total potential availability under both the New Revolver and the Term Loan of $300.0 million. In addition, the New Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million New Revolver matures in January 2024 with two options to extend for additional six-month periods, at our option. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the Old Facility to 6.25% under the New Facility, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the New Revolver was lowered and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the New Revolver at LIBOR plus 145 basis points, which results in an interest rate of 3.21%. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan, at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%. We currently have $10.0 million drawn down under the New Revolver and $75.0 million outstanding under the Term Loan.

Subsequent to the fiscal yearend, effective November 1, 2019, we leased one previously vacant property consisting of 60,000 square feet for 12.5 years, increasing our current overall occupancy rate to 99.2%.

Subsequent to the September 30, 2019, through November 25, 2019, we sold 1.4 million shares of our 6.125% Series C Preferred Stock under our Preferred Stock ATM Program at a weighted average price of $25.00 per share, and realized net proceeds, after offering expenses, of $35.3 million.

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED (in thousands)

FISCAL 2019	12/31/18	3/31/19	6/30/19	9/30/19

Rental and Reimbursement Revenue	$39,147	$39,306	$39,472	$40,597
Total Expenses	19,825	20,490	20,646	21,337
Unrealized Holding Gains (Losses) Arising During the Periods (1)	(42,627)	15,568	(11,609)	13,988
Other Income (Expense) (1)	(47,264)	9,485	(17,198)	8,553
Income from Operations	(27,943)	28,301	1,628	27,814
Income from Operations per diluted share	$(0.31)	$0.30	$0.02	$0.29
Net Income (Loss) (1)	(27,943)	28,301	1,628	27,814
Net Income per diluted share (1)	$(0.31)	$0.30	$0.02	$0.29
Net Income Attributable to Common Shareholders (1)	(32,364)	23,821	(3,121)	22,690
Net Income Attributable to Common Shareholders per diluted share (1)	$(0.36)	$0.26	$(0.03)	$0.24

FISCAL 2018	12/31/17	3/31/18	6/30/18	9/30/18

Rental and Reimbursement Revenue	$33,465	$34,344	$34,736	$36,617
Lease Termination Income	210	0	0	0
Total Expenses	16,991	17,643	17,611	19,488
Unrealized Holding Gains (Losses) Arising During the Periods (1)	0	0	0	0
Other Income (Expense)	(4,442)	(5,056)	(4,651)	(4,969)
Income from Operations	12,242	11,645	12,474	12,160
Income from Operations per diluted share	$0.16	$0.15	$0.16	$0.15
Gain on Sale of Real Estate Investment	5,388	0	2,097	0
Net Income (Loss)	17,630	11,645	14,571	12,160
Net Income per diluted share	$0.23	$0.15	$0.18	$0.15
Net Income Attributable to Common Shareholders	13,313	7,397	10,323	7,782
Net Income Attributable to Common Shareholders per diluted share	$0.17	$0.10	$0.13	$0.10

(1)	Effective October 1, 2018 we adopted ASU 2016-01. This new accounting standard requires unrealized gains or losses on our securities investments to flow through our income statement. Periods shown here prior to October 1, 2018 do not include the effect of this accounting change and therefore Net Income Attributable to Common Shareholders between these periods are not comparable.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2019

(in thousands)

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Industrial Buildings
Monaca (Pittsburgh), PA	$0	$402	$878	$6,631
Ridgeland (Jackson), MS	0	218	1,234	859
Urbandale (Des Moines), IA	0	310	1,758	476
Richland (Jackson), MS	0	211	1,195	495
O’Fallon (St. Louis), MO	0	264	3,302	684
Fayetteville, NC	0	172	4,468	815
Schaumburg (Chicago), IL	0	1,040	3,694	444
Burr Ridge (Chicago), IL	0	270	1,237	200
Romulus (Detroit), MI	0	531	3,654	764
Liberty (Kansas City), MO	0	724	6,498	315
Omaha, NE	0	1,170	4,426	368
Charlottesville, VA	0	1,170	2,845	447
Jacksonville, FL (FDX)	0	1,165	4,668	751
West Chester Twp. (Cincinnati), OH	0	695	3,342	1,697
Mechanicsville (Richmond), VA	0	1,160	6,413	234
St. Joseph, MO	0	800	11,754	835
Newington (Hartford), CT	0	410	2,961	123
Cudahy (Milwaukee), WI	0	980	5,051	3,776
Beltsville (Washington, DC), MD	0	3,200	5,959	5,353
Carlstadt (New York, NY), NJ	1,408	1,194	3,646	457
Granite City (St. Louis, MO), IL	0	340	12,047	311
Winston-Salem, NC	0	980	5,610	656
Elgin (Chicago), IL	0	1,280	5,529	168
Cheektowaga (Buffalo), NY	0	4,797	3,884	2,280
Tolleson (Phoenix), AZ	2,882	1,316	13,329	2,179
Edwardsville (Kansas City), KS (Carlisle Tire)	0	1,185	5,815	233
Wheeling (Chicago), IL	0	5,112	9,187	4,694
Richmond, VA	0	446	3,911	549
Tampa, FL (FDX Ground)	0	5,000	12,660	2,042
Montgomery (Chicago), IL	0	2,000	9,226	77
Denver, CO	0	1,150	3,890	1,324
Hanahan (Charleston), SC (SAIC)	0	1,129	11,831	1,056
Hanahan (Charleston), SC (Amazon)	0	930	3,426	3,334
Augusta, GA (FDX Ground)	102	614	3,026	1,723
Tampa, FL (Tampa Bay Grand Prix)	0	1,867	3,685	126
Huntsville, AL	140	748	2,724	3,190
Augusta, GA (FDX)	0	380	1,401	203
Lakeland, FL	0	261	1,621	161
El Paso, TX	0	3,225	4,514	4,692
Richfield (Cleveland), OH	0	2,677	7,198	6,572
Tampa, FL (FDX)	0	2,830	4,705	330
Griffin (Atlanta), GA	0	760	13,692	623
Roanoke, VA (CHEP USA)	0	1,853	4,817	793
Orion, MI	0	4,650	13,053	5,187
Chattanooga, TN	0	300	4,465	584
Bedford Heights (Cleveland), OH	0	990	4,894	1,414
Punta Gorda, FL	0	0	4,105	29
Cocoa, FL	0	1,881	8,624	3,622
Orlando, FL	0	2,200	6,134	441
Topeka, KS	584	0	3,680	0
Memphis, TN	4,202	1,235	13,380	1,499
Houston, TX	1,643	1,661	6,320	182
Carrollton (Dallas), TX	5,623	1,500	16,240	207

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2019

(in thousands)

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Ft. Mill (Charlotte, NC), SC	$0	$1,747	$10,045	$5,272
Lebanon (Nashville), TN	0	2,230	11,985	0
Rockford, IL (Sherwin-Williams Co.)	0	1,100	4,440	11
Edinburg, TX	0	1,000	6,414	4,625
Streetsboro (Cleveland), OH	8,680	1,760	17,840	0
Corpus Christi, TX	0	0	4,765	43
Halfmoon (Albany), NY	0	1,190	4,336	0
Lebanon (Cincinnati), OH	0	240	4,176	36
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals Inc.)	6,927	800	13,750	0
Oklahoma City, OK (FDX Ground)	2,890	1,410	8,043	3,153
Waco, TX	3,931	1,350	7,383	3,818
Livonia (Detroit), MI	5,649	320	13,380	180
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	19,917	2,550	24,819	9,546
Roanoke, VA (FDX Ground)	3,905	1,740	8,460	0
Green Bay, WI	2,311	590	5,979	0
Stewartville (Rochester), MN	1,852	900	4,320	4
Tulsa, OK	1,552	790	2,910	48
Buckner (Louisville), KY	14,566	2,280	24,353	175
Edwardsville (Kansas City), KS (International Paper)	8,421	2,750	15,335	209
Altoona, PA	2,848	1,200	7,790	37
Spring (Houston), TX	7,287	1,890	13,391	4,036
Indianapolis, IN	9,454	3,746	20,446	1,312
Sauget (St. Louis, MO), IL	7,956	1,890	13,310	5
Lindale (Tyler), TX	5,242	540	9,390	36
Kansas City, MO	6,457	1,000	8,600	403
Frankfort (Lexington), KY	15,672	1,850	26,150	0
Jacksonville, FL (FDX Ground)	15,072	6,000	24,646	181
Monroe (Cincinnati), OH	13,626	1,800	11,137	8,640
Greenwood (Indianapolis), IN	18,780	2,250	35,235	27
Ft. Worth (Dallas), TX	19,342	8,200	27,101	32
Cincinnati, OH	0	800	5,950	0
Rockford, IL (Collins Aerospace Systems)	0	480	4,620	0
Concord (Charlotte), NC	16,654	4,305	27,671	1,069
Covington (New Orleans), LA	10,425	2,720	15,690	16
Imperial (Pittsburgh), PA	10,407	3,700	16,250	14
Burlington (Seattle/Everett), WA	16,635	8,000	22,211	110
Colorado Springs, CO	15,632	2,150	26,350	820
Louisville, KY	6,121	1,590	9,714	0
Davenport (Orlando), FL	22,274	7,060	30,720	0
Olathe (Kansas City), KS	18,759	2,350	29,387	0
Hamburg (Buffalo), NY	20,075	1,700	33,150	244
Ft. Myers, FL	12,510	2,486	18,400	778
Walker (Grand Rapids), MI	18,365	4,034	27,621	0
Mesquite (Dallas), TX	29,171	6,248	43,632	0
Aiken (Augusta, GA), SC	13,683	1,362	19,678	0
Homestead (Miami), FL	21,989	4,427	33,446	39
Oklahoma City, OK (Bunzl)	5,124	845	7,883	0
Concord (Charlotte), NC	23,492	4,307	35,736	0
Kenton, OH	10,874	855	17,027	849
Stow, OH	11,484	1,430	17,504	0
Charleston, SC (FDX)	12,968	4,639	16,848	32
Oklahoma City, OK (Amazon)	18,206	1,618	28,260	0

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2019

(in thousands)

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Savannah, GA	$30,304	$4,405	$51,621	$0
Daytona Beach, FL	18,224	3,120	26,854	34
Mobile, AL	17,802	2,480	30,572	0
Charleston, SC (FDX Ground)	28,356	7,103	39,473	0
Braselton (Atlanta), GA	37,898	13,965	46,262	0
Trenton, NJ	52,759	8,336	75,652	0
Savannah, GA (FDX Ground)	16,872	3,441	24,091	0
Lafayette, IN	16,932	2,802	22,277	0
Shopping Center
Somerset, NJ	0	34	637	2,458
Vacant Land
Shelby County, TN	0	11	0	0
	$752,916	$239,299	$1,502,722	$124,497

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2019

(in thousands)

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2019
Description	Land	Bldg & Imp	Total

Industrial Buildings
Monaca (Pittsburgh), PA	$402	$7,509	$7,911
Ridgeland (Jackson), MS	218	2,093	2,311
Urbandale (Des Moines), IA	310	2,234	2,544
Richland (Jackson), MS	211	1,690	1,901
O’Fallon (St. Louis), MO	264	3,986	4,250
Fayetteville, NC	172	5,283	5,455
Schaumburg (Chicago), IL	1,040	4,138	5,178
Burr Ridge (Chicago), IL	270	1,437	1,707
Romulus (Detroit), MI	531	4,418	4,949
Liberty (Kansas City), MO	724	6,813	7,537
Omaha, NE	1,170	4,794	5,964
Charlottesville, VA	1,170	3,292	4,462
Jacksonville, FL (FDX)	1,165	5,419	6,584
West Chester Twp. (Cincinnati), OH	695	5,039	5,734
Mechanicsville (Richmond), VA	1,160	6,647	7,807
St. Joseph, MO	800	12,589	13,389
Newington (Hartford), CT	410	3,084	3,494
Cudahy (Milwaukee), WI	980	8,827	9,807
Beltsville (Washington, DC), MD	3,200	11,312	14,512
Carlstadt (New York, NY), NJ	1,194	4,103	5,297
Granite City (St. Louis, MO), IL	340	12,358	12,698
Winston-Salem, NC	980	6,266	7,246
Elgin (Chicago), IL	1,280	5,697	6,977
Cheektowaga (Buffalo), NY	4,797	6,164	10,961
Tolleson (Phoenix), AZ	1,316	15,508	16,824
Edwardsville (Kansas City), KS (Carlisle Tire)	1,185	6,048	7,233
Wheeling (Chicago), IL	5,112	13,881	18,993
Richmond, VA	446	4,460	4,906
Tampa, FL (FDX Ground)	5,000	14,702	19,702
Montgomery (Chicago), IL	2,000	9,303	11,303
Denver, CO	1,150	5,214	6,364
Hanahan (Charleston), SC (SAIC)	1,129	12,887	14,016
Hanahan (Charleston), SC (Amazon)	930	6,760	7,690
Augusta, GA (FDX Ground)	614	4,749	5,363
Tampa, FL (Tampa Bay Grand Prix)	1,867	3,811	5,678
Huntsville, AL	748	5,914	6,662
Augusta, GA (FDX)	380	1,604	1,984
Lakeland, FL	261	1,782	2,043
El Paso, TX	3,225	9,206	12,431
Richfield (Cleveland), OH	2,677	13,770	16,447
Tampa, FL (FDX)	2,830	5,035	7,865
Griffin (Atlanta), GA	760	14,315	15,075
Roanoke, VA (CHEP USA)	1,853	5,610	7,463
Orion, MI	4,650	18,240	22,890
Chattanooga, TN	300	5,049	5,349
Bedford Heights (Cleveland), OH	990	6,308	7,298
Punta Gorda, FL	0	4,134	4,134
Cocoa, FL	1,881	12,246	14,127
Orlando, FL	2,200	6,575	8,775
Topeka, KS	0	3,680	3,680
Memphis, TN	1,235	14,879	16,114
Houston, TX	1,661	6,502	8,163
Carrollton (Dallas), TX	1,500	16,447	17,947

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2019

(in thousands)

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2019
Description	Land	Bldg & Imp	Total

Ft. Mill (Charlotte, NC), SC	$1,747	$15,317	$17,064
Lebanon (Nashville), TN	2,230	11,985	14,215
Rockford, IL (Sherwin-Williams Co.)	1,100	4,451	5,551
Edinburg, TX	1,000	11,039	12,039
Streetsboro (Cleveland), OH	1,760	17,840	19,600
Corpus Christi, TX	0	4,808	4,808
Halfmoon (Albany), NY	1,190	4,336	5,526
Lebanon (Cincinnati), OH	240	4,212	4,452
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals Inc.)	800	13,750	14,550
Oklahoma City, OK (FDX Ground)	1,410	11,196	12,606
Waco, TX	1,350	11,201	12,551
Livonia (Detroit), MI	320	13,560	13,880
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	2,550	34,365	36,915
Roanoke, VA (FDX Ground)	1,740	8,460	10,200
Green Bay, WI	590	5,979	6,569
Stewartville (Rochester), MN	900	4,324	5,224
Tulsa, OK	790	2,958	3,748
Buckner (Louisville), KY	2,280	24,528	26,808
Edwardsville (Kansas City), KS (International Paper)	2,750	15,544	18,294
Altoona, PA	1,200	7,827	9,027
Spring (Houston), TX	1,890	17,427	19,317
Indianapolis, IN	3,746	21,758	25,504
Sauget (St. Louis, MO), IL	1,890	13,315	15,205
Lindale (Tyler), TX	540	9,426	9,966
Kansas City, MO	1,000	9,003	10,003
Frankfort (Lexington), KY	1,850	26,150	28,000
Jacksonville, FL (FDX Ground)	6,000	24,827	30,827
Monroe (Cincinnati), OH	1,800	19,777	21,577
Greenwood (Indianapolis), IN	2,250	35,262	37,512
Ft. Worth (Dallas), TX	8,200	27,133	35,333
Cincinnati, OH	800	5,950	6,750
Rockford, IL (Collins Aerospace Systems)	480	4,620	5,100
Concord (Charlotte), NC	4,305	28,740	33,045
Covington (New Orleans), LA	2,720	15,706	18,426
Imperial (Pittsburgh), PA	3,700	16,264	19,964
Burlington (Seattle/Everett), WA	8,000	22,321	30,321
Colorado Springs, CO	2,150	27,170	29,320
Louisville, KY	1,590	9,714	11,304
Davenport (Orlando), FL	7,060	30,720	37,780
Olathe (Kansas City), KS	2,350	29,387	31,737
Hamburg (Buffalo), NY	1,700	33,394	35,094
Ft. Myers, FL	2,486	19,178	21,664
Walker (Grand Rapids), MI	4,034	27,621	31,655
Mesquite (Dallas), TX	6,248	43,632	49,880
Aiken (Augusta, GA), SC	1,362	19,678	21,040
Homestead (Miami), FL	4,427	33,485	37,912
Oklahoma City, OK (Bunzl)	845	7,883	8,728
Concord (Charlotte), NC	4,307	35,736	40,043
Kenton, OH	855	17,876	18,731
Stow, OH	1,430	17,504	18,934
Charleston, SC (FDX)	4,639	16,880	21,519
Oklahoma City, OK (Amazon)	1,618	28,260	29,878

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2019

(in thousands)

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2019
Description	Land	Bldg & Imp	Total

Savannah, GA	$4,405	$51,621	$56,026
Daytona Beach, FL	3,120	26,888	30,008
Mobile, AL	2,480	30,572	33,052
Charleston, SC (FDX Ground)	7,103	39,473	46,576
Braselton (Atlanta), GA	13,965	46,262	60,227
Trenton, NJ	8,336	75,652	83,988
Savannah, GA (FDX Ground)	3,441	24,091	27,532
Lafayette, IN	2,802	22,277	25,079
Shopping Center
Somerset, NJ	34	3,095	3,129
Vacant Land
Shelby County, TN	11	0	11
	$239,299	$1,627,219	$1,866,518

(1)	See pages 152-155 for reconciliation.
(2)	The aggregate cost for Federal tax purposes approximates historical cost.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2019

(in thousands)

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Industrial Buildings
Monaca (Pittsburgh), PA	$3,229	1977	1977	(3)
Ridgeland (Jackson), MS	1,382	1988	1993	(3)
Urbandale (Des Moines), IA	1,294	1985	1994	(3)
Richland (Jackson), MS	1,057	1986	1994	(3)
O’Fallon (St. Louis), MO	2,492	1989	1994	(3)
Fayetteville, NC	3,165	1996	1997	(3)
Schaumburg (Chicago), IL	2,407	1997	1997	(3)
Burr Ridge (Chicago), IL	783	1997	1997	(3)
Romulus (Detroit), MI	2,182	1998	1998	(3)
Liberty (Kansas City), MO	3,669	1997	1998	(3)
Omaha, NE	2,484	1999	1999	(3)
Charlottesville, VA	1,693	1998	1999	(3)
Jacksonville, FL (FDX)	2,961	1998	1999	(3)
West Chester Twp. (Cincinnati), OH	2,484	1999	2000	(3)
Mechanicsville (Richmond), VA	3,191	2000	2001	(3)
St. Joseph, MO	5,804	2000	2001	(3)
Newington (Hartford), CT	1,466	2001	2001	(3)
Cudahy (Milwaukee), WI	3,550	2001	2001	(3)
Beltsville (Washington, DC), MD	4,454	2000	2001	(3)
Carlstadt (New York, NY), NJ	1,123	1977	2001	(3)
Granite City (St. Louis, MO), IL	5,539	2001	2001	(3)
Winston-Salem, NC	2,835	2001	2002	(3)
Elgin (Chicago), IL	2,599	2002	2002	(3)
Cheektowaga (Buffalo), NY	2,011	2000	2002	(3)
Tolleson (Phoenix), AZ	6,659	2002	2003	(3)
Edwardsville (Kansas City), KS (Carlisle Tire)	2,689	2002	2003	(3)
Wheeling (Chicago), IL	4,820	2003	2003	(3)
Richmond, VA	1,666	2004	2004	(3)
Tampa, FL (FDX Ground)	5,302	2004	2004	(3)
Montgomery (Chicago), IL	3,004	2004	2004	(3)
Denver, CO	1,839	2005	2005	(3)
Hanahan (Charleston), SC (SAIC)	4,754	2002	2005	(3)
Hanahan (Charleston), SC (Amazon)	2,244	2005	2005	(3)
Augusta, GA (FDX Ground)	1,634	2005	2005	(3)
Tampa, FL (Tampa Bay Grand Prix)	1,246	1989	2005	(3)
Huntsville, AL	1,406	2005	2005	(3)
Augusta, GA (FDX)	512	1993	2006	(3)
Lakeland, FL	625	1993	2006	(3)
El Paso, TX	2,244	2005	2006	(3)
Richfield (Cleveland), OH	3,441	2006	2006	(3)
Tampa, FL (FDX)	1,669	2006	2006	(3)
Griffin (Atlanta), GA	4,912	2006	2006	(3)
Roanoke, VA (CHEP USA)	1,899	1996	2007	(3)
Orion, MI	4,959	2007	2007	(3)
Chattanooga, TN	1,529	2002	2007	(3)
Bedford Heights (Cleveland), OH	2,090	1998	2007	(3)
Punta Gorda, FL	1,172	2007	2007	(3)
Cocoa, FL	3,080	2006	2008	(3)
Orlando, FL	2,022	1997	2008	(3)
Topeka, KS	991	2006	2009	(3)
Memphis, TN	3,297	1994	2010	(3)
Houston, TX	1,632	2005	2010	(3)
Carrollton (Dallas), TX	3,987	2009	2010	(3)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2019

(in thousands)

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Ft. Mill (Charlotte, NC), SC	$3,041	2009	2010	(3)
Lebanon (Nashville), TN	2,458	1993	2011	(3)
Rockford, IL (Sherwin-Williams Co.)	975	1998-2008	2011	(3)
Edinburg, TX	1,756	2011	2011	(3)
Streetsboro (Cleveland), OH	3,431	2012	2012	(3)
Corpus Christi, TX	923	2012	2012	(3)
Halfmoon (Albany), NY	834	2012	2012	(3)
Lebanon (Cincinnati), OH	813	2012	2012	(3)
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals Inc.)	2,556	2012	2012	(3)
Oklahoma City, OK (FDX Ground)	1,892	2012	2012	(3)
Waco, TX	1,786	2012	2012	(3)
Livonia (Detroit), MI	2,407	1999	2013	(3)
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	4,929	2013	2013	(3)
Roanoke, VA (FDX Ground)	1,365	2013	2013	(3)
Green Bay, WI	921	2013	2013	(3)
Stewartville (Rochester), MN	665	2013	2013	(3)
Tulsa, OK	473	2009	2014	(3)
Buckner (Louisville), KY	3,755	2014	2014	(3)
Edwardsville (Kansas City), KS (International Paper)	2,416	2014	2014	(3)
Altoona, PA	1,189	2014	2014	(3)
Spring (Houston), TX	2,527	2014	2014	(3)
Indianapolis, IN	2,830	2014	2014	(3)
Sauget (St. Louis, MO), IL	1,708	2015	2015	(3)
Lindale (Tyler), TX	1,211	2015	2015	(3)
Kansas City, MO	1,147	2015	2015	(3)
Frankfort (Lexington), KY	3,241	2015	2015	(3)
Jacksonville, FL (FDX Ground)	2,799	2015	2015	(3)
Monroe (Cincinnati), OH	1,438	2015	2015	(3)
Greenwood (Indianapolis), IN	3,998	2015	2015	(3)
Ft. Worth (Dallas), TX	2,896	2015	2015	(3)
Cincinnati, OH	623	2014	2015	(3)
Rockford, IL (Collins Aerospace Systems)	592	2012	2015	(3)
Concord (Charlotte), NC	3,158	2016	2016	(3)
Covington (New Orleans), LA	1,543	2016	2016	(3)
Imperial (Pittsburgh), PA	1,494	2016	2016	(3)
Burlington (Seattle/Everett), WA	2,000	2016	2016	(3)
Colorado Springs, CO	2,310	2016	2016	(3)
Louisville, KY	830	2016	2016	(3)
Davenport (Orlando), FL	2,494	2016	2016	(3)
Olathe (Kansas City), KS	2,386	2016	2016	(3)
Hamburg (Buffalo), NY	2,560	2017	2017	(3)
Ft. Myers, FL	1,332	2017	2017	(3)
Walker (Grand Rapids), MI	1,771	2017	2017	(3)
Mesquite (Dallas), TX	2,517	2017	2017	(3)
Aiken (Augusta, GA), SC	1,135	2017	2017	(3)
Homestead (Miami), FL	1,933	2017	2017	(3)
Oklahoma City, OK (Bunzl)	454	2017	2017	(3)
Concord (Charlotte), NC	1,985	2017	2017	(3)
Kenton, OH	927	2017	2017	(3)
Stow, OH	898	2017	2017	(3)
Charleston, SC (FDX)	831	2018	2018	(3)
Oklahoma City, OK (Amazon)	1,328	2018	2018	(3)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2019

(in thousands)

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Savannah, GA	$2,206	2018	2018	(3)
Daytona Beach, FL	1,036	2018	2018	(3)
Mobile, AL	980	2018	2018	(3)
Charleston, SC (FDX Ground)	1,180	2018	2018	(3)
Braselton (Atlanta), GA	1,285	2018	2018	(3)
Trenton, NJ	1,940	2019	2019	(3)
Savannah, GA (FDX Ground)	515	2019	2019	(3)
Lafayette, IN	96	2019	2019	(3)
Shopping Center
Somerset, NJ	1,687	1970	1970	(3)
Vacant Land
Shelby County, TN	0	N/A	2007	N/A
	$249,584

(3)	Depreciation is computed based upon the following estimated lives:

Building: 31.5 to 39 years; Building Improvements: 3 to 39 years; Tenant Improvements: Lease Term

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2019

(in thousands)

(1) Reconciliation

REAL ESTATE INVESTMENTS

	9/30/2019	9/30/2018	9/30/2017

Balance-Beginning of Year	$1,719,578	$1,431,916	$1,150,395
Additions:
Acquisitions	136,598	277,253	282,509
Improvements	10,342	10,409	4,169
Total Additions	146,940	287,662	286,678
Deletions:
Sales	0	0	(5,157)
Total Deletions	0	0	(5,157)

Balance-End of Year	$1,866,518	$1,719,578	$1,431,916

ACCUMULATED DEPRECIATION

	9/30/2019	9/30/2018	9/30/2017

Balance-Beginning of Year	$207,065	$171,086	$143,006
Depreciation	42,519	36,018	29,016
Sales	0	(39)	(936)

Balance-End of Year	$249,584	$207,065	$171,086

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30, 2019

(in thousands)

(1) Reconciliation

	2019	2018	2017
Balance – Beginning of Year	$1,719,578	$1,431,916	$1,150,395
Additions:
Monaca (Pittsburgh), PA	$0	$25	$80
Ridgeland (Jackson), MS	426	27	0
Urbandale (Des Moines), IA	20	267	95
Richland (Jackson), MS	0	0	0
O’Fallon (St. Louis), MO	4	0	0
Fayetteville, NC	4	0	10
Schaumburg (Chicago), IL	0	0	197
Burr Ridge (Chicago), IL	14	0	0
Romulus (Detroit), MI	217	65	67
Liberty (Kansas City), MO	137	0	0
Omaha, NE	19	0	0
Charlottesville, VA	6	99	8
Jacksonville, FL (FDX)	187	67	83
West Chester Twp. (Cincinnati), OH	0	0	5
Mechanicsville (Richmond), VA	14	7	27
St. Joseph, MO	25	74	56
Newington (Hartford), CT	0	0	30
Cudahy (Milwaukee), WI	41	384	0
Beltsville (Washington, DC), MD	0	0	0
Carlstadt (New York, NY), NJ	354	39	0
Granite City (St. Louis, MO), IL	0	0	155
Winston-Salem, NC	0	8	0
Elgin (Chicago), IL	0	0	45
Cheektowaga (Buffalo), NY	0	0	0
Tolleson (Phoenix), AZ	0	0	0
Edwardsville (Kansas City), KS (Carlisle Tire)	0	0	8
Wheeling (Chicago), IL	10	445	0
Richmond, VA	138	0	0
Tampa, FL (FDX Ground)	0	5	0
Montgomery (Chicago), IL	0	5	0
Denver, CO	10	0	0
Hanahan (Charleston), SC (SAIC)	606	36	34
Hanahan (Charleston), SC (Amazon)	75	0	0
Augusta, GA (FDX Ground)	0	0	9
Tampa, FL (Tampa Bay Grand Prix)	0	0	0
Huntsville, AL	0	0	57
Augusta, GA (FDX)	6	0	6
Lakeland, FL	0	61	0
El Paso, TX	0	0	0
Richfield (Cleveland), OH	0	12	0
Tampa, FL (FDX)	8	237	27
Griffin (Atlanta), GA	142	65	0
Roanoke, VA (CHEP USA)	0	58	0
Orion, MI	0	4	0
Chattanooga, TN	210	122	4
Bedford Heights (Cleveland), OH	378	0	56
Punta Gorda, FL	0	0	20
Cocoa, FL	0	0	0
Orlando, FL	0	220	0
Topeka, KS	0	0	0
Memphis, TN	1,499	(7)	1
Houston, TX	0	15	65
Carrollton (Dallas), TX	128	0	50

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30, 2019

(in thousands)

(1) Reconciliation (cont’d)

	2019	2018	2017

Ft. Mill (Charlotte, NC), SC	$(10)	$1,661	$0
Lebanon (Nashville), TN	0	0	0
Rockford, IL (Sherwin-Williams Co.)	0	0	0
Edinburg, TX	0	0	615
Streetsboro (Cleveland), OH	0	0	0
Corpus Christi, TX	0	36	7
Halfmoon (Albany), NY	0	0	0
Lebanon (Cincinnati), OH	0	0	0
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals)	0	0	0
Oklahoma City, OK (FDX Ground)	21	0	4
Waco, TX	0	0	5
Livonia (Detroit), MI	118	0	0
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	0	0	0
Roanoke, VA (FDX Ground)	0	0	0
Green Bay, WI	0	0	0
Stewartville (Rochester), MN	4	0	0
Tulsa, OK	0	0	0
Buckner (Louisville), KY	0	0	40
Edwardsville (Kansas City), KS (International Paper)	0	0	0
Altoona, PA	4	14	0
Spring (Houston), TX	22	11	0
Indianapolis, IN	0	498	1,060
Sauget (St. Louis, MO), IL	0	0	0
Lindale (Tyler), TX	0	29	7
Kansas City, MO	23	329	51
Frankfort (Lexington), KY	0	0	0
Jacksonville, FL (FDX Ground)	91	4	86
Monroe (Cincinnati), OH	4,052	4,588	0
Greenwood (Indianapolis), IN	0	0	12
Ft. Worth (Dallas), TX	32	0	0
Cincinnati, OH	0	0	0
Rockford, IL (Collins Aerospace Systems)	0	0	0
Concord (Charlotte), NC	0	0	1,069
Covington (New Orleans), LA	16	0	0
Imperial (Pittsburgh), PA	14	0	0
Burlington (Seattle/Everett), WA	92	0	18
Colorado Springs, CO	0	820	0
Louisville, KY	0	0	0
Davenport (Orlando), FL	0	0	0
Olathe (Kansas City), KS	0	0	0
Hamburg (Buffalo), NY	244	0	34,850
Ft. Myers, FL	0	41	21,623
Walker (Grand Rapids), MI	0	0	31,655
Mesquite (Dallas), TX	0	0	49,880
Aiken (Augusta, GA), SC	0	0	21,040
Homestead (Miami), FL	38	0	37,873
Oklahoma City, OK (Bunzl)	0	0	8,728
Concord (Charlotte), NC	0	0	40,043
Kenton, OH	849	0	17,882
Stow, OH	0	0	18,935
Charleston, SC (FDX)	0	21,519	0
Oklahoma City, OK (Amazon)	0	29,879	0

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30, 2019

(in thousands)

(1) Reconciliation (cont’d).

	2019	2018	2017

Savannah, GA	$0	$56,026	$0
Daytona Beach, FL	35	29,973	0
Mobile, AL	0	33,052	0
Charleston, SC (FDX Ground)	0	46,576	0
Braselton (Atlanta), GA	0	60,227	0
Trenton, NJ	83,988	0	0
Savannah, GA (FDX Ground)	27,532	0	0
Lafayette, IN	25,079	0	0
Shopping Center
Somerset, NJ	18	39	0
Total Additions	$146,940	$287,662	$286,678
Total Disposals	0	0	(5,157)
Balance – End of Year	$1,866,518	$1,719,578	$1,431,916

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT
CORPORATION
(registrant)

Date: November 25, 2019	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive
Officer and Director, its principal executive officer

Date: November 25, 2019	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 25, 2019	By:	/s/ Eugene W. Landy
Eugene W. Landy, Chairman of the Board and Director

Date: November 25, 2019	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive Officer and Director

Date: November 25, 2019	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer and Director

Date: November 25, 2019	By:	/s/ Kiernan Conway
Kiernan Conway, Director

Date: November 25, 2019	By:	/s/ Daniel D. Cronheim
Daniel D. Cronheim, Director

Date: November 25, 2019	By:	/s/ Catherine B. Elflein
Catherine B. Elflein, Director

Date: November 25, 2019	By:	/s/ Brian H. Haimm
Brian H. Haimm, Director

Date: November 25, 2019	By:	/s/ Neal Herstik
Neal Herstik, Director

Date: November 25, 2019	By:	/s/ Matthew I. Hirsch
Matthew I. Hirsch, Director

Date: November 25, 2019	By:	/s/ Samuel A. Landy
Samuel A. Landy, Director

Date: November 25, 2019	By:	/s/ Gregory T. Otto
Gregory T. Otto, Director

Date: November 25, 2019	By:	/s/ Scott L. Robinson
Scott L. Robinson, Director

Date: November 25, 2019	By:	/s/ Stephen B. Wolgin
Stephen B. Wolgin, Director

